Form 10-Q
period 1996-03-31
STILLWATER MINING CO /DE/
filed 1996-05-14
CIK 931948

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                                --------------

                                       OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-25090
                                                -------

                           STILLWATER MINING COMPANY
                           _________________________
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                  81-0480654
     _______________________________                   __________________
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


                  HC 54 BOX 365
                  NYE, MONTANA                               59061
     ________________________________________           ________________
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


                                 (303) 978-2525
              ____________________________________________________
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
     SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:   YES X    NO
                                                          ---      ---

     AT MAY 10, 1996, 20,076,224 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING.

     THIS FORM 10-Q CONSISTS OF 16 PAGES.  THE EXHIBIT INDEX APPEARS ON PAGE
     12.

                           STILLWATER MINING COMPANY

                                   FORM 10-Q

                          QUARTER ENDED MARCH 31, 1996

                                     INDEX

PART I -  FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----

     ITEM 1.  FINANCIAL STATEMENTS ...................................... 3

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............. 8

PART II - OTHER INFORMATION:

     ITEM 1.  LEGAL PROCEEDINGS .........................................12

     ITEM 2.  CHANGES IN SECURITIES .....................................12

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...........................12

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......12

     ITEM 5.  OTHER INFORMATION .........................................12

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..........................12


 SIGNATURES   ...........................................................13

 EXHIBIT 18   LETTER FROM PRICE WATERHOUSE LLP, DATED MAY 14, 1996,
              REGARDING CHANGE IN ACCOUNTING PRINCIPLES .................14

PART I.                       FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
- - ----------------------------

STILLWATER MINING COMPANY
CONDENSED BALANCE SHEET
(in thousands except share amounts)


                                               (Unaudited)
                                                 MARCH 31,       DECEMBER 31,
ASSETS                                             1996              1995
                                               ------------------------------
CURRENT ASSETS
 Cash and cash equivalents                     $     1,202       $        714
 Short-term investments                             15,962             23,933
 Inventories                                        17,153             18,450
 Other current assets                                1,291              1,237
 Deferred income taxes                                 640                640
                                               ------------------------------
   Total current assets                             36,248             44,974


PROPERTY, EQUIPMENT AND MINE DEVELOPMENT, NET      146,598            115,813
OTHER ASSETS                                         1,469              1,388
                                               ------------------------------
   Total assets                                $   184,315       $    162,175
                                               ==============================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt             $       705       $        460
 Accounts payable                                    4,048              4,751
 Accrued payroll and benefits                        1,282              1,909
 Taxes payable other than income taxes               1,652              2,272
 Other current liabilities                           1,005                862
 Amounts payable to affiliates                         219                116
                                               ------------------------------
   Total current liabilities                         8,911             10,370
                                               ------------------------------

LONG-TERM DEBT AND CAPITAL LEASE
OBLIGATION                                           9,257              8,713
DEFERRED INCOME TAXES                               17,118              8,441
OTHER NONCURRENT LIABILITIES                         2,862              2,346
                                               ------------------------------
   Total long-term liabilities                      29,237             19,500
                                               ------------------------------
   Total liabilities                                38,148             29,870
                                               ------------------------------


STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value, 1,000,000
   shares authorized, none issued                      ---                ---
 Common stock, $0.01 par value, 50,000,000
   shares authorized, 20,074,224 issued
   and outstanding                                     201                201
 Paid-in capital                                   137,825            137,814
 Accumulated earnings (deficit)                      8,141             (5,710)
                                               ------------------------------
   Total stockholders' equity                      146,167            132,305
                                               ------------------------------
   Total liabilities and stockholders'
    equity                                     $   184,315       $    162,175
                                               ==============================

                 See notes to condensed financial statements.

STILLWATER MINING COMPANY
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)



                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                  1996           1995
                                             -------------  -------------
REVENUES                                      $    14,398    $    13,260

COSTS AND EXPENSES
 Cost of metals sold                               11,938         10,959
 Depreciation and amortization                      2,002          1,414
 Administrative expenses                              415            368
 Exploration expense                                   25             24
                                             -------------  -------------
   Total costs and expenses                        14,380         12,765
                                             -------------  -------------

OPERATING INCOME                                       18            495

OTHER INCOME (EXPENSE)
 Interest income                                      192            843
 Interest expense                                    (226)           (74)
                                             -------------  -------------

INCOME (LOSS) BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE               (16)         1,264
                                             -------------  -------------
INCOME TAX (PROVISION) BENEFIT                          6           (487)
                                             -------------  -------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE                                 (10)           777
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
 NET OF INCOME TAX PROVISION OF $8,677             13,861            ---
                                             -------------  -------------
NET INCOME                                    $    13,851    $       777
                                             =============  =============

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                     20,559         20,453


EARNINGS PER COMMON SHARE:

INCOME PER COMMON SHARE BEFORE
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE       $       ---    $      0.04
CUMULATIVE EFFECT OF ACCOUNTING CHANGE        $      0.67    $       ---
INCOME PER COMMON SHARE                       $      0.67    $      0.04


                 See notes to condensed financial statements.

STILLWATER MINING COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)



                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                    1996            1995
                                                ------------    ------------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES
   Net income                                    $   13,851      $      777
   Items of expense not affecting cash                2,002           1,989
   Cumulative effect of accounting change           (13,861)            ---
   Changes in working capital and other items          (984)         (4,739)
                                                ------------    ------------
                                                      1,008          (1,973)

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES
   Capital expenditures                              (9,389)         (6,880)
   Net (increase) decrease in
    marketable securities                             7,971         (44,794)
   Other                                                 97             103
                                                ------------    ------------
                                                     (1,321)        (51,571)

NET CASH PROVIDED BY FINANCING ACTIVITIES
   Proceeds from capital lease and debt issue           790             ---
   Other                                                 11              42
                                                ------------    ------------
                                                        801              42
                                                ------------    ------------

CASH AND CASH EQUIVALENTS
   Net increase (decrease) during period                488         (53,502)
   Balance at beginning of period                       714          56,994
                                                ------------    ------------
   Balance at end of period                      $    1,202      $    3,492
                                                ============    ============


                  See notes to condensed financial statements.

STILLWATER MINING COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

The accompanying interim condensed financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results which may be expected for the year ending December 31, 1996. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.


NOTE 2 - MARKETABLE SECURITIES

Marketable securities consisted of U.S. Government obligations and other fixed rate instruments. As required by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these securities are carried at amortized cost, which approximates fair value, as the Company has the ability and intent to hold to maturity.


NOTE 3 - INVENTORIES

Inventories consisted of the following (in thousands):


                                  (Unaudited)
                                   MARCH 31,     DECEMBER 31,
                                      1996           1995
                                  -----------    ------------
Matte                             $    11,231    $    12,310
Concentrate and in-process              1,345          1,976
Finished goods                            429            408
Raw ore                                   692            551
                                  -----------    -----------
                                       13,697         15,245
Materials and supplies                  3,456          3,205
                                  -----------    -----------
                                  $    17,153    $    18,450
                                  ===========    ===========

STILLWATER MINING COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY, EQUIPMENT AND MINE DEVELOPMENT

Property, equipment and mine development consisted of the following (in thousands):


                                              (Unaudited)
                                                MARCH 31,      DECEMBER 31,
                                                   1996            1995
                                              ------------     ------------
Equipment                                      $    29,604      $    29,253
Facilities                                          27,396           28,656
Mine development                                    81,411           54,827
Land                                                 2,159            2,159
Construction-in-process                             43,683           37,571
                                              ------------     ------------
                                                   184,253          152,466
Less:  accumulated depreciation
       and amortization                            (37,655)         (36,653)
                                              ------------     ------------
                                               $   146,598      $   115,813
                                              ============     ============
Mine development expenditures that benefit future periods are capitalized and amortized using the units-of-production method based on estimated proven and probable reserves. In the first quarter of 1996, the Company changed its method of accounting for mine development expenditures whereby certain indirect costs related to development activities, which were previously expensed as incurred, are now capitalized. This change is believed to better present current income from mining activities because it results in a better matching of expenses with the revenue generated as a result of those expenses. The effect of the accounting change on the first quarter of 1996 was to reduce the loss before the cumulative effect of the accounting change by approximately $861,000 ($.04 per share) and to increase net income by approximately $14.7 million ($.71 per share). Assuming the accounting change had been applied retroactively, the unaudited pro forma effect would be an increase in net income of $741,000 ($.03 per share) in the first quarter of 1995.

NOTE 5 - PRECIOUS METALS HEDGING CONTRACTS

Precious metals hedging contracts included forward sales contracts and put and call options. On March 29, 1996, the London P.M. Fix was $408.65 per ounce of platinum and $139.00 per ounce of palladium. At March 31, 1996, the Company's outstanding hedge contracts were as follows:


                                                1996

                                     Hedged          Average Price per
                                     Ounces                Ounce

PLATINUM
 Forward sales contracts             10,500                $434
 Put options purchased               12,000                $420
 Call options sold                    6,000                $459

PALLADIUM
 Forward sales contracts             40,000                $163
 Put options purchased               27,000                $145
 Call options sold                   27,000                $183

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 1996 compared to three months ended March 31, 1995
- - -------------------------------------------------------------------------------

          Production
          ----------

          Tons milled in the first quarter of 1996 decreased 10% from the first quarter of 1995 to 95,000 tons, primarily as a result of lower mine production. Mine production in the first quarter of 1995 was particularly high due to extensive sub-level development activities. Returnable ounces of platinum and palladium produced in the first quarter of 1996 declined to 13,000 ounces and 43,000 ounces, respectively, from 14,000 ounces and 45,000 ounces in the comparable 1995 period. The five percent decrease in ounces produced was less than the proportionate decrease in tons milled due to higher yield of ounces per ton milled in the 1996 period. This higher yield was the result of improved concentrator recoveries which more than offset the lower head grade experienced in 1996. The lower head grade resulted primarily from the processing of subgrade stockpiles in addition to mined subgrade material in 1996, whereas subgrade material was stockpiled in 1995. The extra processing capacity and operating efficiency of the Company's expanded concentrator make it advantageous to continue processing all available subgrade material as long as excess processing capacity exists.

          Revenue
          -------

          Revenue for the first quarter of 1996 was $14.4 million compared to $13.3 million in the comparable period of the prior year due to higher sales volume. Sales of platinum and palladium totaled 63,000 ounces in the first quarter of 1996 compared to 58,000 ounces in the comparable 1995 period. The increase in sales volume resulted from higher production in the fourth quarter of 1995 than in the fourth quarter of 1994. Metal sales currently lag production by approximately three months due to processing time at the Company's contract refiner.

          The average combined realized price of $229 per ounce for the first quarter of 1996 was unchanged from the first quarter of 1995. First quarter 1996 combined realized prices were eight percent above average spot prices due to a favorable impact from the Company's metals hedging programs.

          First quarter average realized prices were $425 and $155 per ounce for platinum and palladium, respectively, representing an increase of 1.4 percent for platinum and a decrease of 0.6 percent for palladium from the first quarter of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Costs
          -----

          Cash costs per ton milled in the first quarter of 1996 were $121, up $1 from the first quarter of 1995. The unfavorable impact of a 10% decrease in tons milled was offset by the change in accounting for mine development expenditures. Total costs per ton milled increased to $139 in the first quarter of 1996 from $134 in the comparable 1995 period due primarily to additional depreciation charges resulting from 1995 capital spending.

          Cash costs per ounce produced in the first quarter of 1996 were $208, down $7 from the first quarter of 1995, and total costs per ounce produced were $238, down $2. Both comparisons reflect the changes in costs per ton milled discussed above, combined with higher yield of ounces per ton milled in the 1996 period.

          Costs per ounce produced differ from costs per ounce sold due to the three month lag between matte production and release of metal for sale by the Company's contract refiner. Substantially all second quarter revenue and related costs of metals sold will be derived from the sale of inventory on hand at March 31, 1996.


          Earnings
          --------

          The Company reported operating income of $18,000 for the first quarter of 1996 compared with operating income of $495,000 for the same period of 1995. The decrease was primarily attributable to an increase in depreciation and amortization in 1996.

          The Company's net loss before the cumulative effect of the accounting change for the first quarter of 1996 was $10,000, compared to net income of $777,000, or $0.04 per share, for the corresponding period of 1995. Lower operating income and reduced interest earnings combined to produce the decrease. Interest earnings during the first quarter of 1996 were impacted by a 64% decline in cash and short-term investments from the comparable 1995 period, resulting from spending on the Company's expansion program in 1995.

          In the first quarter of 1996, the Company implemented a change in accounting policy whereby certain indirect mining costs, which support capitalized development activities and were expensed as incurred, are now capitalized. This change in accounting results in a better matching of revenues and expenses as these development costs, which primarily relate to mine infrastructure and benefit future periods, are capitalized and amortized over proven and probable reserves. In addition to the cumulative effect upon adoption, the effect of this change in the first quarter of 1996 was to reduce production costs and increase operating income by approximately $1.4 million. The cumulative effect after income taxes of the accounting change as of January 1, 1996 was $13.9 million. Net income after the cumulative effect of the accounting change was $13.9 million or $0.67 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Liquidity and Capital Resources
          -------------------------------

          At March 31, 1996, the Company had cash and short-term investments of $17.2 million and net availability of $9.6 million under a line of credit facility. Cash and short-term investments decreased during the first three months of 1996, primarily as a result of $9.4 million of capital expenditures, partially offset by cash flows from operations of $1.0 million and cash proceeds from equipment leasing of $0.8 million.

          The Company recently received a commitment from N. M. Rothschild and Sons Limited ("Rothschild"), to replace its existing $15 million line of credit with a new revolving credit facility of up to $30 million, which will be divided between Tranches A and B. Rothschild has agreed to underwrite one-half of the new revolving credit facility subject to syndication of the remaining half. Tranche A availability will be determined in accordance with a metals inventory borrowing base calculation. Tranche B drawing is not subject to a borrowing base and includes additional covenants when compared to Tranche A drawing.

          On April 29, 1996, the Company sold $50 million of its 7% Convertible Subordinated Notes Due 2003, resulting in net proceeds of approximately $48 million.

          The Company expects to invest, over the next twelve months, approximately $39 million principally toward the expansion of mining and processing capacity to 2,000 tons per day.

          Based on the cash and short-term investments on hand, expected cash flows from operations, the availability of funds under the Company's line of credit and expected proceeds from additional equipment leasing and other financings, management believes that there is sufficient liquidity to implement its current expansion plans and to meet operating needs for the foreseeable future.

          Convertible Note Offering
          -------------------------

          On April 29, 1996, the Company sold $50 million of its 7% Convertible Subordinated Notes Due 2003 (the "Convertible Notes"), maturing on May 1, 2003. On May 9, 1996, the initial purchaser notified the Company that the initial purchaser would exercise its over-allotment option to purchase an additional $1,450,000 principal amount of the Convertible Notes. The closing for the purchase of these additional Convertible Notes occurred on May 14, 1996. The Convertible Notes are unsecured, subordinated obligations.

          The Convertible Notes will be redeemable, in whole or in part, at the option of the Company beginning on May 1, 1999. The Convertible Notes will be convertible, subject to prior redemption, at the option of holders at any time after 90 days following the date of original issuance and prior to maturity, into shares of the Company's common stock at a conversion price of $26.80 per share, subject to adjustment in certain events.

          In connection with the offering of the Convertible Notes, the Company agreed to file a shelf registration statement under the Securities Act of 1933, as amended, relating to the resale of the Convertible Notes and the common stock issuable upon conversion no later than December 15, 1996, with such registration statement to be declared effective by the Securities and Exchange Commission no later than February 15, 1997. If the Company is unable to comply with these obligations, the interest rate on the Convertible Notes will be increased until such time as the registration statement is filed or declared effective, as the case may be.

        The Company intends to use the net proceeds from the offering of the Convertible Notes for general corporate purposes, including gaining access to the ore body at, and the continued evaluation of, the East Boulder site, the commissioning of a detailed feasibility study for the proposed development at East Boulder, the further development of the Stillwater Mine, and for working capital. Pending the use of the net proceeds from the offering of Convertible Notes, the Company intends to invest such proceeds in short-term, interest-bearing bank deposits and investment grade securities.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

        During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in connection with any legal proceedings previously reported on the Company's Form 10-K for the year ended December 31, 1995.

Item 2.  Changes in Securities.
         ---------------------

        None

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

        None

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

        None

Item 5.  Other Information.
         -----------------

        None

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

        (a)  Exhibits:

                4.1 Indenture, dated as of April 29, 1996, between Stillwater
                    Mining Company and Colorado National Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 30, 1996).

                4.2 Registration Agreement, dated April 29, 1996, by and between
                    Stillwater Mining Company and Salomon Brothers Inc (incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 30, 1996).

                18 Letter from Price Waterhouse LLP, dated May 14, 1996, regarding change in accounting principles.

        (b)  Reports on Form 8-K:

             No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                  STILLWATER MINING COMPANY
                                         (Registrant)



Date:  May 14, 1996               By:   /s/ Charles R. Engles
                                        ---------------------
                                        Charles R. Engles
                                        Chairman and Chief Executive Officer



Date:  May 14, 1996               By:  /s/ R. Daniel Williams
                                       ----------------------
                                       R. Daniel Williams
                                       Vice President and Chief Financial
                                       Officer
                                       (Principal Financial Officer)



Date:  May 14, 1996               By:   /s/ Carl W. McSpadden
                                        ---------------------
                                        Carl W. McSpadden
                                        Controller (Principal Accounting
                                        Officer)