Form 10-Q
period 1996-06-30
STILLWATER MINING CO /DE/
filed 1996-08-14
CIK 931948

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                                 -------------

                                       OR

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-25090
                                                -------

                           STILLWATER MINING COMPANY
                           -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                81-0480654
   ---------------------------------------  ------------------------------------
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

              HC 54 BOX 365
              NYE, MONTANA                                 59061
   ---------------------------------------  ------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


                                 (303) 978-2525
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

 INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES X NO __
                                               -

 AT AUGUST 9, 1996, 20,082,724 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING.

 THIS FORM 10-Q CONSISTS OF 18 PAGES. THE EXHIBIT INDEX APPEARS ON PAGE 15.

                           STILLWATER MINING COMPANY

                                   FORM 10-Q

                         QUARTER ENDED JUNE  30, 1996

                                     INDEX

PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
     ITEM 1.  FINANCIAL STATEMENTS......................................     3

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.......................     9

PART II - OTHER INFORMATION:

     ITEM 1.  LEGAL PROCEEDINGS.........................................    14

     ITEM 2.  CHANGES IN SECURITIES.....................................    14

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................    14

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......    14

     ITEM 5.  OTHER INFORMATION.........................................    14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................    15

SIGNATURES    ..........................................................    16

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------

STILLWATER MINING COMPANY
CONDENSED BALANCE SHEETS
(in thousands except share amounts)

                                                                     (Unaudited)
                                                                       JUNE 30,                 DECEMBER 31,
ASSETS                                                                   1996                       1995
                                                                 ---------------             ----------------
CURRENT ASSETS
  Cash and cash equivalents                                      $       4,461               $          714
  Short-term investments                                                46,837                       23,933
  Accounts receivable                                                    3,274                           --
  Inventories                                                           17,690                       18,450
  Other current assets                                                   1,438                        1,237
  Deferred income taxes                                                    640                          640
                                                                 ---------------             ----------------
      Total current assets                                              74,340                       44,974

PROPERTY, EQUIPMENT AND MINE DEVELOPMENT, NET                          160,949                      115,813
OTHER ASSETS                                                             3,275                        1,388
                                                                 ---------------             ----------------
  Total assets                                                   $     238,564               $      162,175
                                                                 ===============             ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                              $       1,048               $          460
  Accounts payable                                                       5,601                        4,751
  Accrued payroll and benefits                                           1,265                        1,909
  Taxes payable other than income taxes                                  1,802                        2,272
  Other current liabilities                                              1,708                          978
                                                                 ---------------             ----------------
      Total current liabilities                                         11,424                       10,370
                                                                 ---------------             ----------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION                             61,976                        8,713
DEFERRED INCOME TAXES                                                   17,118                        8,441
OTHER NONCURRENT LIABILITIES                                             2,432                        2,346
                                                                 ---------------             ----------------
      Total long-term liabilities                                       81,526                       19,500
                                                                 ---------------             ----------------
      Total liabilities                                                 92,950                       29,870
                                                                 ---------------             ----------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 1,000,000
      shares authorized, none issued                                        --                           --
  Common stock, $0.01 par value, 50,000,000
      shares authorized, 20,080,724 issued
      and outstanding                                                      201                          201
  Paid-in capital                                                      137,907                      137,814
  Accumulated earnings (deficit)                                         7,506                       (5,710)
                                                                 ---------------             ----------------
      Total stockholders' equity                                       145,614                      132,305
                                                                 ---------------             ----------------
      Total liabilities and stockholders' equity                 $     238,564               $      162,175
                                                                 ===============             ================

                 See notes to condensed financial statements.

STILLWATER MINING COMPANY
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

                                                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                        1996              1995             1996            1995
                                                  ---------------    --------------  --------------   --------------
REVENUES                                           $   11,285        $   18,869       $   25,683       $   32,129

COSTS AND EXPENSES
     Cost of metals sold                               10,628            18,216           22,591           29,199
     Depreciation and amortization                      1,565             1,387            3,567            2,801
     Administrative expenses                              428               475              843              843
                                                  ---------------    --------------  --------------   --------------
       Total costs and expenses                        12,621            20,078           27,001           32,843
                                                  ---------------    --------------  --------------   --------------

OPERATING INCOME                                       (1,336)           (1,209)          (1,318)            (714)

OTHER INCOME (EXPENSE)
     Interest income                                      634               855              826            1,698
     Interest expense, net of capitalized interest       (331)              (68)            (557)            (142)
                                                  ---------------    --------------  --------------   --------------


INCOME (LOSS) BEFORE INCOME TAXES AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE            (1,033)             (422)          (1,049)             842


INCOME TAX (PROVISION) BENEFIT                            398               163              404             (324)
                                                  ---------------   --------------   --------------   --------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
     OF ACCOUNTING CHANGE                                (635)             (259)            (645)             518
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
      NET OF INCOME TAX PROVISION OF $8,677                --                --           13,861               --
                                                  ---------------   --------------   --------------   --------------

NET INCOME (LOSS)                                  $     (635)       $     (259)      $   13,216       $      518
                                                  ===============   ==============   ==============   ==============
AVERAGE COMMON SHARES OUTSTANDING
      Primary                                          20,605            20,527           20,560           20,496
      Fully Diluted                                    21,925            20,527           21,233           20,496

EARNINGS PER COMMON SHARE OUTSTANDING
    INCOME (LOSS) PER COMMON SHARE BEFORE
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE         $    (0.03)*      $    (0.01)      $    (0.03)*     $     0.03
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     --                --       $     0.67              --
                                                  ---------------   --------------   --------------   --------------
NET INCOME PER COMMON SHARE                        $    (0.03)*      $    (0.01)      $     0.64*      $     0.03
                                                  ===============   ==============   ==============   ==============


                 See notes to condensed financial statements.

* Fully diluted earnings per share were less than 3% dilutive.

STILLWATER MINING COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

                                                                   SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------------------------------------
                                                             1996                              1995
                                                    ------------------------           -----------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net income                                           $         13,216                  $            518
  Items of earnings not affecting cash                            3,567                             4,487
  Cumulative effect of accounting change                        (13,861)                               --
  Changes in working capital items                               (2,772)                              369
                                                    ------------------------            ----------------------
                                                                    150                             5,374
                                                    ------------------------            ----------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                          (25,351)                          (18,552)
  Net (increase) decrease in marketable securities              (22,904)                          (40,910)
  Other                                                              83                               299
                                                    ------------------------           -----------------------
                                                                (48,172)                          (59,163)
                                                    ------------------------           -----------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Proceeds from capital lease and debt issue                     51,896                                --
  Other                                                            (127)                               21
                                                    ------------------------           -----------------------
                                                                 51,769                                21
                                                    ------------------------           -----------------------

CASH AND CASH EQUIVALENTS
  Net increase (decrease) during period                           3,747                           (53,768)
  Balance at beginning of period                                    714                            56,994
                                                    ------------------------           -----------------------
  Balance at end of period                             $          4,461                  $          3,226
                                                    ========================           =======================

                 See notes to condensed financial statements.

STILLWATER MINING COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

       The accompanying unaudited interim condensed financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results which may be expected for the year ending December 31, 1996. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.


NOTE 2 - MARKETABLE SECURITIES

       Marketable securities consisted of U.S. Government obligations and other fixed rate instruments. Under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these securities are carried at amortized cost, which approximates fair value, as the Company has the ability and intent to hold to maturity.


NOTE 3 - INVENTORIES

INVENTORIES CONSISTED OF THE FOLLOWING (IN THOUSANDS):

                               JUNE 30,    DECEMBER 31,
                                 1996          1995
                            -------------- ------------
                               (Unaudited)
Raw Ore                      $       298     $      551
Concentrate and in-process         4,710          1,976
Matte and finished goods           9,328         12,718
                            --------------  ------------
                                  14,336         15,245
Materials and supplies             3,354          3,205
                            --------------  ------------
                             $    17,690     $   18,450
                            ==============  ============

STILLWATER MINING COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY, EQUIPMENT AND MINE DEVELOPMENT

Property, equipment and mine development consisted of the following (in thousands):

                                           JUNE 30,    DECEMBER 31,
                                             1996          1995
                                        ------------  -------------
                                          (Unaudited)
Equipment                                $    29,649   $     29,253
Facilities                                    28,844         28,656
Mine development                              84,785         54,827
Land                                           2,159          2,159
Construction-in-process                       54,591         37,571
                                        ------------  -------------
                                             200,028        152,466
Less:  accumulated depreciation and          (39,079)       (36,653)
 amortization
                                        ============  =============
                                         $   160,949   $    115,813
                                        ============  =============

          Mine development costs incurred to increase existing production, develop new ore bodies, or develop property substantially in advance of production are capitalized. Effective January 1, 1996, the Company changed its method of accounting for mine development expenditures whereby certain indirect costs related to development activities, which were previously expensed as incurred, are now capitalized. This change is believed to better present current income from mining activities because it results in a better matching of expenses with the revenue generated as a result of those expenses. The effect of the accounting change on the second quarter of 1996 was to increase net income by approximately $1.4 million ($0.07 per share). Assuming the accounting change had been applied retroactively, the unaudited pro forma effect would be an increase in net earnings of $741,000 ($.03 per share) in the second quarter of 1995.

NOTE 5 - PRECIOUS METALS HEDGING CONTRACTS

          Precious metals hedging contracts include forward sales contracts and put and call options. On June 28, 1996, the London P.M. Fix was $389.35 per ounce of platinum and $132.35 per ounce of palladium. At June 30, 1996, the Company's outstanding hedge contracts were as follows:

                                          1996
                                   Hedged      Average Price
                                   Ounces        per Ounce
PLATINUM
        Forward sales contracts     8,750          $421
        Put options purchased      12,000          $425
        Call options sold          12,000          $458

PALLADIUM
        Forward sales contracts    48,500          $153
        Put options purchased      18,000          $145
        Call options sold          18,000          $183

                                      7

STILLWATER MINING COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 6 - CONVERTIBLE SUBORDINATED NOTES

On April 29, 1996, the Company sold $50 million of its 7% Convertible Subordinated Notes Due 2003 (the "Convertible Notes"), maturing on May 1, 2003. On May 14, 1996, the initial purchaser exercised its over-allotment option and purchased an additional $1.45 million of Convertible Notes. The Convertible Notes are unsecured, subordinated obligations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to factors discussed below, the factors that could cause actual results to differ materially include the following: metal price volatility; Expansion Plan risks; competition; exploration and development risks; and reserve estimates. For a more detailed description of risks attendant to the business and operations of Stillwater and to the mining industry in general, please see the Company's other SEC filings, in particular the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

RESULTS OF OPERATIONS


          Production
          ----------

          Tons milled in the second quarter of 1996 increased 16% to 108,000 tons, from 93,000 tons in the second quarter of 1995, primarily as a result of processing subgrade development material stockpiled during the first quarter. The concentrator was able to process the subgrade development material because of the increased capacity of the expanded concentrator which was available during the second quarter of 1996. The increased processing capacity and operating efficiencies of the expanded concentrator make it advantageous to continue processing all available subgrade material.

          Returnable ounces of platinum and palladium produced in the second quarter of 1996 increased to 14,000 ounces and 47,000 ounces, respectively, from the 11,000 ounces and 35,000 ounces in the comparable 1995 period. The increase in ounces produced was due to the increase in tons milled and to the higher head grade of material fed to the concentrator. The higher head grade resulted from higher grade ore mined from an increased number of stopes.

          For the six months ended June 30, 1996, tons milled and head grade were substantially the same as for the comparable period of 1995. Returnable ounces of platinum and palladium produced increased 11% from 105,000 ounces to 117,000 ounces primarily due to increased recoveries in the concentrator in 1996. Concentrator recoveries in the first half of 1995 were lower than normal due to material being processed at a level that exceeded plant design.

          Revenue
          -------

          Revenue for the second quarter of 1996 was $11.3 million compared to $18.9 million in the second quarter of 1995 due to lower sales volumes and reduced platinum and palladium prices. Platinum and palladium sales totaled 54,000 ounces in the second quarter of 1996 and 76,000 ounces in the same quarter of 1995. Sales for the second quarter of 1995 were unusually high due to the late return of ounces from a trial shipment of matte in December 1994 to an alternate refiner. The late return caused the ounces to be available for sale in the second quarter of 1995 rather than the first quarter. Another factor contributing to the lower sales in the second quarter of 1996 was a buildup in refined platinum and palladium inventory to 12,200 ounces available for sale at the end of the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The average combined realized price for the second quarter was $208, 15% lower than in the comparable period of 1995 when the average realized price was $246. Second quarter 1996 price realizations were $409 and $141, respectively, for platinum and palladium. Second quarter 1995 average realizations were $438 and $168, respectively for platinum and palladium. The weaker platinum and palladium prices represent a 6.6% and 16.1% decrease in realizations from the second quarter 1995, respectively. Average market prices for platinum and palladium declined 12% and 23% from the second quarter of 1995.

          For the six months ended June 30, 1996, revenue was $25.7 million compared to revenue for the same period of 1995 of $32.1 million. The lower revenue for the 1996 period resulted from lower sales volumes and lower price realizations for platinum and palladium. Sales volumes for the first six months of 1996 were 117,000 ounces, down 17,000 ounces from the 134,000 ounces sold in the first half of 1995. Realizations for platinum and palladium were $418 and $148, respectively, for a combined price realization of $219 for the six months ended June 30, 1996. Realizations, for the comparable period of 1995, were $430 and $163 for platinum and palladium, respectively, for a combined realization of $239 per ounce, or $20 per ounce higher than for the first six months of 1996.

          Costs
          -----

          Cash costs per ton milled in the second quarter of 1996 were $104, down $29 from the same period of 1995. Total costs per ton milled decreased $26 from the second quarter of 1995 to $121 for the second quarter of 1996. Costs per ton were favorably impacted by the 16% increase in tons milled over the second quarter of 1995 and by the change in accounting policy for mine development expenditures effective January 1, 1996. These favorable impacts on total costs per ton milled were partially offset by increased depreciation charges resulting from expansion related projects being placed in service during 1996.

          Cash costs per ounce produced in the second quarter of 1996 were $184, down $88 from $272 in the second quarter of 1995. Total costs per ounce produced in the second quarter of 1996 were $214, down $87 from $301 in the second quarter of 1995. The lower costs per ounce produced in the second quarter of 1996 resulted from the increased ounces produced and from the change in accounting policy. For total costs per ounce produced, these savings were offset partially by the increased depreciation charges associated with the additional plant and equipment placed in service as part of the expansion program.

          Total costs per ton milled and per ounce produced during the six months ended June 30, 1996, were lower than in the same period of 1995. Total costs per ton milled decreased from $140 in 1995 to $129 in 1996. Total costs per ounce produced decreased from $267 in 1995 to $225 in 1996. These unit costs decreased from 1995 levels because of higher production volumes and the change in accounting policy in 1996, offset partially by increased depreciation charges in 1996 due to the additional plant and equipment placed in service as part of the expansion program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Costs per ounce produced differ from costs per ounce sold due to the lag in time between production and the release of metal for sale by the Company's contract refineries. Prior to the commissioning of the base metals refinery (BMR) in May 1996, the lag time between production and availability for sale was approximately three months. The BMR has reduced the lag time to approximately one month. Second quarter sales were derived from ounces produced prior to the commissioning of the BMR, with a three month lag, and ounces processed through the BMR, with only a one month lag. Consequently, costs per ounce sold reflect a combination of production costs over the three-month period and the one-month period prior to sale. These costs were lower than the costs per ounce sold in the second quarter of 1995, which substantially were based on production costs in the first quarter of 1995.

          Earnings
          --------

          The Company reported an operating loss of $1.3 million for the second quarter of 1996 compared with an operating loss of $1.2 million for the second quarter of 1995. The increase in operating loss for the current period is the result of lower price realizations and sales partially offset by lower costs per ounce sold.

          The net loss for the current quarter was $635,000 compared to a net loss of $259,000 for the comparable period last year. The net loss was greater for the current quarter primarily because of reduced interest income and higher interest expense, net of capitalized interest. Net interest income for the second quarter of 1996 was $303,000 compared to $787,000 for the second quarter of 1995.

          The net loss before the cumulative effect of the accounting policy change for the six months ended June 30, 1996, was $645,000. This compares to net income of $518,000 for the same period of 1995. The decrease is primarily due to reduced net interest income realized during 1996. Net interest income during the first half of 1995 totaled $1.6 million compared to $269,000 during the same period of 1996. The net loss after the cumulative effect of the change in accounting policy for the first half of 1996 was $13.2 million. A cumulative effect of $13.8 million was recorded in the first quarter of 1996.

          During the first quarter of 1996, the Company implemented a change in accounting policy whereby certain direct and indirect mining costs, which support capitalized development activities were capitalized. This change in accounting policy results in a better matching of revenues and expenses as these development costs, which primarily relate to mine infrastructure and benefit future periods, are capitalized and amortized over proven and probable reserves. The effect of this change in the second quarter of 1996 was a reduction in production costs of $2.3 million and an increase in net income of approximately $1.4 million. The effect of this change on the six months ended June 30, 1996, was a reduction in production costs and an increase in operating income of approximately $3.7 million.

          The effect of the accounting change on net earnings for the quarter and for the six months ended June 30, 1996, was $1.4 million and $2.3 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Liquidity and Capital Resources
          -------------------------------

          At June 30, 1996, the Company had cash and marketable securities of $51.3 million and net availability of $8.4 million under its line of credit facility with N M Rothschild & Sons Limited ("Rothschild"). Cash and marketable securities increased $34.0 million from March 31, 1996, primarily as a result of the sale of $51.5 million of 7% convertible subordinated notes and additional equipment leasing of $1.5 million, partially offset by $16.0 million in capital spending.

          The Company has decided to postpone the proposed $15 million increase to its current $15 million line of credit facility arranged by Rothschild.

          The Company expects to invest over the next twelve months approximately $37 million principally toward the expansion of mining and processing capacity at the Stillwater Mine to 2,000 tons per day and toward initial access work at its proposed East Boulder mine.

          Based on the cash and marketable securities on hand, expected cash flows from operations, the availability of funds under the Company's line of credit and expected proceeds from additional leasing, management believes there is sufficient liquidity to implement its current expansion plans and to meet operating needs for the foreseeable future.

Other Matters
- -------------

          On June 30, 1996, members of Local 2-1 of the Oil, Chemical and Atomic Workers Union (OCAW) ratified their first contract agreement with the Company, which became effective on July 1, 1996. The contract has a term of three years and provides for a cumulative increase in wages and benefits of 5.86% over the contract term. OCAW was elected in 1995 as the exclusive bargaining representative for substantially all hourly employees.

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

          None

Item 3.   Defaults Upon Senior Securities.
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          (a)  The annual meeting of stockholders was held on April 26, 1996.

          (b)  This information is omitted pursuant to instruction 3.

          (c)  Set forth below are the votes cast for the election of Directors:


                                         For(*)               Withheld
                                        --------              --------
               Ray W. Ballmer           10,858,203            1,108,029
               Charles R. Engles        10,859,060            1,107,172
               John W. Eschenlohr       10,854,491            1,111,741
               Sharon M. Meadows        10,858,244            1,107,988
               Ted Schwinden            10,854,568            1,111,664
               Peter Steen              10,861,331            1,104,901
               W. Thomas Stephens       10,580,288            1,385,944
               Richard B. Von Wald      10,580,031            1,386,201


               *Stockholders have cumulative voting rights in connection with the election of directors.

               The stockholders voted to approve the appointment of Price Waterhouse LLP as independent accountants for the fiscal year ending December 31, 1996. Votes cast in favor were 11,851,561 representing approximately 59% of the shares entitled to vote, against were 107,326, abstaining were 7,345.

          (d)  Not applicable

Item 5.   Other Information.
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibits:

               None

          (b)  Reports on Form 8-K:

               On April 30, 1996, the Company filed a Current Report on Form 8-K announcing the sale by the Company of $50 million of its 7% Convertible Subordinated Notes Due 2003, maturing on May 1, 2003.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                  STILLWATER MINING COMPANY
                                        (Registrant)



Date:  August 14, 1996             By: /s/ Charles R. Engles
                                      ---------------------
                                      Charles R. Engles
                                      Chairman and Chief Executive Officer



Date:  August 14, 1996             By: /s/ R.Daniel Williams
                                      ---------------------
                                      R. Daniel Williams
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)



Date:  August 14, 1996             By: /s/ Carl W. McSpadden
                                      ---------------------
                                      Carl W. McSpadden
                                      Controller (Principal Accounting Officer)