Form 10-Q
period 1996-09-30
STILLWATER MINING CO /DE/
filed 1996-11-14
CIK 931948

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.
                                              -------------------

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-25090
                                                -------

                           STILLWATER MINING COMPANY
                           -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                    81-0480654
     __________________________________     ____________________________________
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

          536  E. PIKE AVENUE
          POST OFFICE BOX 1330
          COLUMBUS, MONTANA                                59019
________________________________________    ___________________________________
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)


                                 (303) 978-2525
                  ____________________________________________
              (REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL
     REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:
     YES X    NO
       ----     ----

     AT NOVEMBER 8, 1996, 20,126,902 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING.

     THIS FORM 10-Q CONSISTS OF 14 PAGES.  THE EXHIBIT INDEX APPEARS ON
     PAGE 13.

                           STILLWATER MINING COMPANY

                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

     ITEM 1    FINANCIAL STATEMENTS...............................            3

     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS................            9

PART II - OTHER INFORMATION

     ITEM 1    LEGAL PROCEEDINGS..................................           13

     ITEM 2    CHANGE IN SECURITIES...............................           13

     ITEM 3    DEFAULTS UPON SENIOR SECURITIES....................           13

     ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           13

     ITEM 5    OTHER INFORMATION                                             13

     ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...................           13

SIGNATURES     ...................................................           14

                         PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
----------------------------

STILLWATER MINING COMPANY
CONSOLIDATED CONDENSED BALANCE SHEET
(in thousands, except share and per share amounts)

                                              (Unaudited)
ASSETS                                        SEPTEMBER 30,   DECEMBER 31,
CURRENT ASSETS                                    1996           1995
--------------                                -------------  -------------
 Cash and cash equivalents                    $      1,851   $        714
 Short-term investments                             40,168         23,933
 Inventories                                        14,595         18,450
 Other current assets                                1,836          1,237
 Deferred income taxes                                 640            640
  Total current assets                        -------------  -------------
                                                    59,090         44,974
PROPERTY, EQUIPMENT AND MINE
 DEVELOPMENT, NET                                  175,641        115,813
OTHER ASSETS                                         3,275          1,388
                                              -------------  -------------
  Total assets                                $    238,006   $    162,175
                                              =============  =============

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

 Current portion of long-term debt            $      1,368   $        460
 Accounts payable                                    5,402          4,751
 Accrued payroll and benefits                        1,356          1,909
 Taxes payable other than income taxes               2,466          2,272
  Other current liabilities                          1,184            978
                                              -------------  -------------
  Total current liabilities                         11,776         10,370
                                              -------------  -------------


 LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS                                       61,469          8,713
 DEFERRED INCOME TAXES                              17,118          8,441
 OTHER NONCURRENT LIABILITIES                        2,640          2,346
                                              -------------  -------------
  Total long-term liabilities                       81,227         19,500
                                              -------------  -------------
  Total liabilities                                 93,003         29,870
                                              -------------  -------------
 STOCKHOLDERS EQUITY
  Preferred stock, $0.01 par value,
  1,000,000
  shares authorized, none issued                        --             --
 Common stock, $0.01 par value,
  50,000,000
  shares authorized, 20,114,799 issued
  and outstanding                                      201            201
 Paid-in capital                                   138,112        137,814
 Accumulated earnings (deficit)                      6,690         (5,710)
                                              -------------  -------------
  Total stockholders' equity                       145,003        132,305
                                              -------------  -------------
  Total liabilities and stockholders' equity  $    238,006   $    162,175
                                              =============  =============

           See notes to Consolidated Condensed financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED CONDENSED STATEMENT
OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

                                                             THREE MONTHS               NINE MONTHS
                                                          ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                           1996         1995         1996         1995
                                                         -------      -------       -------    --------
REVENUES                                                 $17,248      $10,645       $42,932    $42,774

COSTS AND EXPENSES
 Cost of metals sold                                      15,770       10,505        38,366     39,662
 Depreciation and amortization                             2,624        1,338         6,191      4,139
 Administrative expenses                                     404          477         1,247      1,362
                                                         -------      -------       -------     -------
  Total costs and expenses                                18,798       12,320        45,804     45,163
                                                         -------      -------       -------     -------

OPERATING LOSS                                            (1,550)      (1,675)       (2,872)    (2,389)

OTHER INCOME (EXPENSE)
 Interest income                                             737          572         1,563      2,270
 Interest expense, net of capitalized interest              (506)         (69)       (1,063)      (211)
                                                         -------      -------       -------     -------

LOSS BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   (1,319)      (1,172)       (2,372)      (330)

INCOME TAX BENEFIT                                           507          450           911        126
                                                         -------      -------       -------     -------

LOSS BEFORE CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE                                       (812)        (722)       (1,461)      (204)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
 NET OF INCOME TAX PROVISION OF $8,677                        --           --        13,861         --
                                                         -------      -------       -------     -------

NET INCOME (LOSS)                                        $  (812)     $  (722)      $12,400    $  (204)
                                                         =======      =======       =======     =======

AVERAGE COMMON SHARES OUTSTANDING
 Primary                                                  20,580       20,527        20,607     20,496
 Fully diluted                                            22,499       20,527        21,692     20,496

EARNINGS PER COMMON SHARE OUTSTANDING
 LOSS PER COMMON SHARE BEFORE
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   $(0.04)      $(0.04)      $ (0.07)   $ (0.01)
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       --           --       $  0.67         --
                                                         -------      -------       -------     -------
 NET INCOME (LOSS) PER COMMON SHARE
  Primary                                                 $(0.04)      $(0.04)      $  0.60    $ (0.01)
  Fully diluted                                           $(0.04)      $(0.04)      $  0.57    $ (0.01)



           See notes to Consolidated Condensed financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED CONDENSED STATEMENT
 OF CASH FLOWS
(Unaudited)
(in thousands)

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                   1996            1995
                                             ---------------  --------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
 Net income (loss)                               $   12,400       $    (204)
 Items of earnings not affecting cash                 6,191           5,983
 Cumulative effect of accounting change             (13,861)             --
 Changes in working capital items                     3,336            (191)
                                             ---------------  --------------
                                                      8,066           5,588
                                             ---------------  --------------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES
 Capital expenditures                               (42,561)        (30,942)
 Net increase in marketable securities              (16,236)        (30,497)
 Other                                                  170             303
                                             ---------------  --------------
                                                    (58,627)        (61,136)
                                             ---------------  --------------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES
 Proceeds from capital lease and debt issue          51,896              --
 Payments under capital lease                          (511)             --
 Other                                                  313              --
                                              --------------  --------------
                                                     51,698              --
                                              --------------  --------------

CASH AND CASH EQUIVALENTS
 Net increase (decrease) during period                1,137         (55,548)
 Balance at beginning of period                         714          56,994
                                              --------------  --------------
 Balance at end of period                        $    1,851       $   1,446
                                              ==============  ==============


           See notes to Consolidated Condensed financial statements.

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

          The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results which may be expected for the year ending December 31, 1996. These consolidated condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.


NOTE 2 - SHORT-TERM INVESTMENTS

          Short-term investments consisted of U.S. Government obligations and other fixed rate instruments. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these securities are carried at amortized cost, which approximates fair value, as the Company has the ability and intent to hold to maturity.


NOTE 3 - INVENTORIES

Inventories consisted of the following (in thousands):

                                          SEPTEMBER 30,    DECEMBER 31,
                                               1996            1995
                                        --------------    ---------------
                                           (Unaudited)
Raw ore                                  $         416     $          551
Concentrate and in-process                       5,065              1,976
Matte and finished goods                         5,866             12,718
                                        --------------    ---------------
                                                11,347             15,245
Materials and supplies                           3,248              3,205
                                        --------------    ---------------
                                         $      14,595     $       18,450
                                        ==============    ===============

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED CONDENSED
 FINANCIAL STATEMENTS

NOTE 4 - PROPERTY, EQUIPMENT AND MINE
 DEVELOPMENT

Property, equipment and mine
 development consisted of the following
 (in thousands):

                                          SEPTEMBER 30,   DECEMBER 31,
                                               1996           1995
                                         --------------  -------------
                                           (Unaudited)
Equipment                                  $     32,283    $    29,253
Facilities                                       54,107         28,656
Mine development                                 89,503         54,827
Land                                              2,144          2,159
Construction-in-process                          38,817         37,571
                                         --------------  -------------
                                                216,854        152,466
Less:  accumulated depreciation and
 amortization                                   (41,213)       (36,653)
                                         --------------  -------------
                                           $    175,641    $   115,813
                                         ==============  =============

          Mine development costs incurred to increase existing production, develop new ore bodies, or develop property substantially in advance of production are capitalized. Effective January 1, 1996, the Company changed its method of accounting for mine development expenditures whereby certain indirect costs related to development activities, which were previously expensed as incurred, are now capitalized. This change is believed to better present current income from mining activities because it results in a better matching of expenses with the revenue generated as a result of those expenses. The effect of the accounting change on the third quarter of 1996 was to increase net income by approximately $1.5 million ($0.07 per share). Assuming the accounting change had been applied retroactively, the unaudited pro forma effect would have been an increase in net income of $741,000 ($.03 per share) in the third quarter of 1995.

NOTE 5 - PRECIOUS METALS HEDGING CONTRACTS

          Precious metals hedging contracts include forward sales contracts and put and call options. On September 30, 1996, the London P.M. Fix was $383.00 per ounce of platinum and $118.75 per ounce of palladium. At September 30, 1996, the Companys outstanding hedge contracts for 1996 were as follows:

                                  1996
                           Hedged      Average Price
                           Ounces        per Ounce

PLATINUM
 Forward sales contracts     2,750        $434.50
 Put options purchased       6,000        $425.00
 Call options sold          12,000        $459.00

PALLADIUM
 Forward sales contracts    18,750        $156.14
 Put options purchased       9,000        $145.00
 Call options sold           9,000        $183.00

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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

          The Convertible Notes will be redeemable, in whole or in part, at the option of the Company beginning on May 1, 1999. The Convertible Notes will be convertible subject to prior redemption at the option of holders at any time after 90 days following the date of original issuance and prior to maturity, into shares of the Company's common stock at a conversion price of $26.80 per share, subject to adjustment in certain events.

          In connection with the offering of the Convertible Notes, the Company has filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, relating to the resale of the Convertible Notes and the common stock issuable upon conversion. Such registration statement must be declared effective by the Securities and Exchange Commission no later than February 15, 1997. If the Company is unable to comply with this obligation, the interest rate on the Convertible Notes will be increased until such time as the registration statement is declared effective.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

        This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to factors discussed below, the factors that could cause actual results to differ materially include the following: metals price volatility; Expansion Plan risks; competition; exploration and development risks; and reserve estimates. For a more detailed description of risks attendant to the business and operations of Stillwater and to the mining industry in general, please see the Companys other SEC filings, in particular the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

RESULTS OF OPERATIONS

        Production
        ----------

        Tons milled in the third quarter of 1996 increased 14% to 117,000 tons from the third quarter of 1995, primarily as a result of increased mine production associated with the expansion program to increase mine production to 2,000 tons per day. The head grade for material delivered to the mill of 0.61 opt was unusually low compared to historical averages, but was substantially the same as for the third quarter of 1995. The head grade of 0.62 opt in the third quarter of 1995 was also low due to the impact of low grade development material being delivered to the mill to compensate for the lack of sufficient numbers of high grade stopes. The head grade of 0.61 opt in the third quarter of 1996 is believed to be the result of mining dilution and material handling constraints which resulted in waste being delivered to the ore stockpiles and in some cases ore being delivered to the waste piles. Controls have been implemented to minimize dilution and the material handling constraints until new infrastructure currently under development, particularly infrastructure associated with the production shaft, is complete and available for service in 1997.

        Ounces of platinum and palladium produced in the third quarter of 1996 increased to 14,000 ounces and 47,000 ounces, respectively, from the 13,000 and 43,000 ounces in the comparable 1995 period. The increase in ounces produced was due to the increase in tons milled and was partially offset by the decrease in head grade.

        Tons milled for the nine months ended September 30, 1996, increased 6% to 320,000 tons from the 302,000 tons milled in the comparable period of 1995. The increase was realized primarily in the third quarter of 1996 due to increased mine production.

        Ounces of platinum and palladium produced in the nine months ended September 30, 1996, increased 10% from the same period of 1995. Production increased from 161,000 ounces to 178,000 ounces primarily because of the increase in tons milled and to a lesser degree to the increased recovery in the concentrator for the nine months ended September 30, 1996. Recoveries in the same period of 1995 were lower than usual because of material being processed at a level that exceeded plant design. This problem was substantially resolved by the concentrator expansion completed at the beginning of 1996.

          Revenue
          -------

          Revenue for the third quarter of 1996 was $17.2 million compared to $10.6 million in the comparable period of 1995. The increase in revenue was the result of the increase in ounces sold and was partially offset by a 2% decrease in the average price realized per ounce of metal sold. Sales increased from 49,000 ounces in the third quarter of 1995 to 81,000 ounces in the third quarter of 1996 primarily as the result of a reduction of in-process inventory of platinum and palladium in the second and third quarters of 1996. The inventory was reduced because the completion of the Base Metals Refinery ("BMR") significantly shortened the time period between shipment of matte to contract refineries and the return of refined metals. The reduction of the inventory pipeline accounted for approximately 84% of the increase in ounces sold in the third quarter of 1996 over the same period of 1995 and increased production in 1996 accounted for approximately 16% of the increase. The benefit of the inventory pipeline reduction is a one time event and will not occur in future periods.

          Revenue for the nine months ended September 30, 1996 was basically unchanged at $42.9 million compared to $42.8 million in the comparable 1995 period. Ounces sold in the current period increased to 198,000 from 183,000 in the comparable 1995 period. This 8% increase in ounces sold in the current period was offset by a 7% decrease in the average realized price per ounce sold.

          Platinum and palladium realized prices per ounce sold of $406 and $144, respectively, for the third quarter of 1996 are decreases from realized prices of $427 and $153 per ounce for platinum and palladium, respectively for the same period of 1995. The combined average realized price for the third quarter of 1996 was $214, down 2% from the combined average realized price of $218 for the same period of 1995. The average spot prices of platinum and palladium in the third quarter of 1996 were $395 per ounce and $127 per ounce, respectively. The Company's hedging program accounted for higher average realized prices than average spot prices.

          For the nine months ended September 30, 1996, average realized prices per ounce of platinum and palladium were $413 and $147, respectively, compared to $429 and $160 for the same period of 1995. Average spot prices for platinum and palladium were $403 and $132 per ounce, respectively for the 1996 period. The average combined realized price of $217 for the nine months ended September 30, 1996 was 7% lower than the $233 average combined realized price for the comparable period of 1995.


          Costs
          -----

          In the third quarter of 1996 cash costs and total costs per ton milled were $113 and $133, respectively, compared to $119 and $131 for the same period of 1995. As compared to the third quarter of 1995, cash costs per ton milled for the third quarter of 1996 were favorably impacted by the 14% increase in tons milled and by the January 1, 1996 change in accounting policy for mine development expenditures, partially offset by increased operating costs. Total costs per ton milled were substantially unchanged for the third quarters of 1995 and 1996, as the benefits of lower cash costs per ton milled were offset by additional depreciation charges in the current period for plant and equipment placed in service during 1996 as part of the expansion program.

          For the nine months ended September 30, 1996, cash and total costs per ton milled were $112 and $131, respectively, compared to $124 and $137 for the same period of 1995. Cash costs per ton milled for the period were favorably impacted, when compared to the same period of 1995, by a 6% increase in tons milled and by the change in accounting policy for mine development costs, partially offset by increased operating costs. Total costs per ton milled for the nine months ended September 30, 1996, were $131, a 4% decrease from the $137 in the same period of 1995. The benefits of the lower cash costs per ton milled were partially offset by additional depreciation charges in the period due to the plant and equipment placed in service during the period as part of the expansion program.

          Costs per ounce produced differ from costs per ounce sold due to the lag in time between production and the release of metal for sale by the Company's contract refineries. Prior to the commissioning of the BMR in May of 1996, the lag time between production and availability for sale was approximately three months. The BMR has reduced the lag time to approximately one month. Third quarter sales were derived from ounces produced in the second quarter of 1996, prior to the commissioning of the BMR, with a three month lag, and ounces processed through the BMR in the third quarter, with only a one month lag. Consequently, total costs per ounce sold for the third quarter of 1996 reflect a combination of production costs in the second quarter and the third quarter of 1996 and were 7% below total costs per ounce sold for the third quarter of 1995, which reflect production costs in the second quarter of 1995.


          Earnings
          --------

          The Company reported an operating loss of $1.6 million for the third quarter of 1996 compared with an operating loss of $1.7 million for the third quarter of 1995. The loss for the current period was substantially the same as for the comparable quarter in 1995 in spite of significantly more revenue in the current quarter. The operating loss per ounce sold in the third quarter of 1996 was substantially lower than in 1995, primarily due to lower costs per ounce sold in the current period. The increase in 1996, however, resulted in an operating loss in the current quarter similar to the operating loss in the same quarter of 1995.

          The net loss for the current quarter was $812,000, slightly greater than the net loss of $722,000 for the comparable quarter of 1995. Interest expense of $506,000 was greater than interest expense in the same quarter of 1995 but was partially offset by interest income of $737,000 compared to $572,000 for the same quarter in 1995. Interest expense for the current quarter includes the interest on the Convertible Notes and capital leases, reduced by capitalized interest of $700,000.

          The net loss before the cumulative effect of the accounting policy change for the nine months ended September 30, 1996 was $1.5 million. This compares to a net loss of $204,000 for the same period in 1995. The net loss before the cumulative effect of the accounting policy change is greater for the current quarter primarily because of $707,000 less interest income, $852,000 more interest expense and partially offset by a $785,000 larger tax benefit.
Net income after the cumulative effect of the change in accounting policy for the period ended September 30, 1996, was $12.4 million. An after-tax cumulative effect of $13.8 million was recorded in the first quarter of 1996.

          During the first quarter of 1996, the Company implemented a change in accounting policy whereby certain direct and indirect mining costs, which support capitalized development activities were capitalized. This change in accounting policy results in a better matching of revenues and expenses as these development costs, which primarily relate to mine infrastructure and benefit future periods, are capitalized and amortized over proven and probable reserves. The effect of this change in the third quarter of 1996 was a reduction in production costs of $2.4 million and an increase in net income of approximately $1.5 million. The effect of this change on the nine months ended September 30, 1996, was a reduction in production costs of $6.1 million and an increase in net income of approximately $3.8 million.


          Liquidity and Capital Resources
          -------------------------------

          At September 30, 1996, the Company had cash and marketable securities of $42.0 million and net availability of $8.7 million under its line of credit facility with NM Rothschild and Sons Limited. Cash and marketable securities decreased $9.3 million from June 30, 1996, primarily as a result of capital expenditures of $17.1 million offset in part by $8 million in cash flow from operations.

          The Company expects to invest approximately $25 million over the next twelve months on capital projects at the Stillwater Mine and site preparation work at its proposed East Boulder Mine. As a result of the recent downturn in platinum and palladium prices, the Company has decided to defer the initial access phase at East Boulder while completing the expansion program towards 2,000 tons per day at the Stillwater Mine. The Company anticipates continuing this strategy until such time as platinum and palladium prices recover to levels
generally experienced during the past two years.    Additionally, the Company
has begun a cost reduction program which should favorably impact its production and administrative costs early next year.

          Based on the cash and marketable securities on hand, expected cash flows from operations, expected proceeds from additional equipment leasing and the availability of funds under the Companys line of credit, management believes there is sufficient liquidity to meet operating needs for the foreseeable future.


          Other Matters
          -------------

          The Company filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, relating to the public offering by certain selling security holders of shares of restricted stock of the Companys common stock. The registration statement has been declared effective by the Securities and Exchange Commission and covers up to 9,525,071 shares of the Companys outstanding common stock which were originally issued in private placement transactions. Approximately 6,000,000 of these shares became eligible for public sale on September 16, 1996, pursuant to rule 144 under the Securities Act, subject to certain volume limitations and other restrictions. The shares included in the registration statement may only be sold by the selling stockholders named in the registration statement and the Company will not receive any of the proceeds from the sale of such shares, to the extent they are sold.

                          PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

              During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in connection with any legal proceedings previously reported on the Companys Form 10-K for the year ended December 31, 1995.

Item 2.  Changes in Securities.
-------------------------------

              None

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

              None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

              None

Item 5.  Other Information.
---------------------------

              None

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

              None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                  STILLWATER MINING COMPANY
                                          (Registrant)



Date:   November 12, 1996         By: /s/ Charles R. Engles
                                      ------------------------------------------
                                      Charles R. Engles
                                      Chairman and Chief Executive Officer



Date:  November 12, 1996          By: /s/ R. Daniel Williams
                                      ------------------------------------------
                                      R. Daniel Williams
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)



Date:  November 12, 1996          By: /s/ Carl W. McSpadden
                                      ------------------------------------------
                                      Carl W. McSpadden
                                      Controller (Principal Accounting Officer)