Form 10-K405
period 1996-12-31
STILLWATER MINING CO /DE/
filed 1997-03-31
CIK 931948

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         __________.

                         Commission File Number 0-25090

                            STILLWATER MINING COMPANY
             (Exact name of registrant as specified in its charter)

                        Delaware                    81-0480654
                        --------                    ----------
              (State or other jurisdiction       (I.R.S. Employer
            of incorporation or organization)    Identification No.)

                     536 Pike Ave., Columbus, Montana 59019
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (303) 978-2525
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                              Name Of Each Exchange
        Title Of Each Class                    On Which Registered
        -------------------                   ---------------------

   Common stock, $.01 par value             The Nasdaq National Market
  Preferred Stock Purchase Rights           The Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] YES     [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [X] YES      [ ] NO

As of March 3, 1997, assuming a price of $23.25 per share, the closing sale price on the Nasdaq National Market, the aggregate market value of shares held by non-affiliates was approximately $468,332,120.

As of March 3, 1997, the Company had outstanding 20,187,867 shares of common stock, $.01 par value.

Documents Incorporated by Reference: Part III, Items 10, 11, 12 and 13 incorporate by reference portions of Stillwater Mining Company's Proxy Statement for the registrant's 1997 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS

                                     PART I
Item 1     BUSINESS                                                           1

Item 2     PROPERTIES                                                        20

Item 3     LEGAL PROCEEDINGS                                                 20

Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               20


                              PART II

Item 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                               21

Item 6     SELECTED FINANCIAL DATA                                           22

Item 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                               24

Item 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       38

Item 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                               59

                             PART III

Item 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                59

Item 11    EXECUTIVE COMPENSATION                                            59

Item 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                   59
           AND MANAGEMENT

Item 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    60


                              PART IV

Item 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K                                               60

                                     PART I
--------------------------------------------------------------------------------

NOTE: SOME OF THE STATEMENTS CONTAINED IN THIS REPORT ARE FORWARD-LOOKING IN NATURE. THE ACCURACY OF THESE STATEMENTS CANNOT BE GUARANTEED AS THEY ARE
SUBJECT TO A VARIETY OF RISKS, INCLUDING, BUT NOT LIMITED TO, CHANGES IN PLATINUM AND PALLADIUM PRICES, FLUCTUATION IN ORE GRADES, TONS MINED OR MILLED FROM THOSE EXPECTED, THE TIMING, COSTS AND SCOPE OF THE EXPANSION PLAN, THE LEVEL OF PRODUCTION AFTER COMPLETION OF THE EXPANSION PLAN, ANTICIPATED REDUCTION IN OPERATING COSTS FROM THE EXPANSION PLAN, AND OTHER RELATED FACTORS WHICH MAY BE DETAILED UNDER THE SECTION "FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION".


                                     ITEM 1
                                    BUSINESS
                                    --------

                         GENERAL DEVELOPMENT OF BUSINESS

     Stillwater Mining Company (the "Company") is engaged in the exploration, development, mining and production of platinum, palladium and associated metals from the Stillwater Complex in southern Montana, which the Company believes is the only significant primary source of platinum and palladium outside the Republic of South Africa. The Stillwater Complex includes an extensive mineralized zone containing platinum group metals ("PGMs") known as the J-M Reef which has been traced on surface for approximately 28 miles and which extends downward over one mile to unknown depths. The Stillwater Complex has been prospected for gold, copper, nickel and chromium since the late 1880s. The Company currently owns or has the rights to 995 claims covering substantially all of the presently identified PGM mineralized zone.

     The Company began mining operations in 1986 with an underground mine located in the Stillwater Valley. The Stillwater Mine currently accesses only a small segment of the ore body approximately five miles long between the elevations of 6,700 and 3,100 feet above sea level. The physical configuration of the J-M Reef with its 50 degree to 90 degree dip and relatively wide mining widths in comparison with South Africa's Bushveld Complex makes it amenable to various gravity assisted, mechanized mining methods. At December 31, 1996, the Stillwater Mine had 31 active stopes, all of which are accessed by horizontal adits and drifts. At December 31, 1996, the Company had proven and probable reserves of approximately 27.1 million tons of ore with approximately 21.6 million  contained  ounces of platinum  and  palladium  (or  approximately  10.1 million total gold equivalent ounces) in a ratio of approximately 3.5 parts palladium to one part platinum. In 1996, the Company produced approximately 59,000 ounces of platinum and 196,000 ounces of palladium (or approximately 127,000 total gold equivalent ounces) from mining and processing 446,000 tons of ore at its one developed underground mine.

     As part of the Company's long-term strategy to expand its operations and improve its operating economics, in 1994 the Company undertook an expansion plan (the "Expansion Plan") designed to significantly increase production at the Stillwater Mine and associated processing facilities. The Company has completed construction work for minesite surface facilities, concentrator and smelter modifications, a base metals refinery and a vertical production shaft. See "Expansion Plan."

                                   BACKGROUND

     Platinum and palladium were discovered in the Stillwater Complex by Manville Corporation geologists in the early 1970s. In 1979, Manville Mining Company ("Manville"), a wholly-owned subsidiary of Manville Corporation, since renamed Schuller Corporation ("Schuller"), entered into a joint venture agreement with Chevron U.S.A. Inc. ("Chevron") to develop PGMs discovered in the Stillwater Complex, forming the Stillwater PGM Resources partnership ("SPGMR") which leased from Manville all its claims held in the Stillwater area. In 1984, Chevron and Manville entered into the Stillwater Mining Company partnership ("SMC") with Anaconda Minerals, Inc. ("Anaconda") covering a 30,000 foot section traversing the Stillwater Valley towards the eastern end of the Stillwater Complex. Each partner owned an undivided one-third interest in this partnership. In 1986, Anaconda sold its one-third interest in SMC to LAC Minerals Ltd. ("LAC"), and in late 1988, LAC sold its interest back to Chevron and Manville, each company taking half of LAC's one-third interest, which brought their respective ownership up to a 50% interest in both partnerships.

    In 1992, the Company was incorporated as a Delaware corporation, and as of October 1, 1993, Chevron and Manville transferred substantially all assets, liabilities and operations of SPGMR and SMC to the new Company. The Company was formed to continue the exploration, development, mining and production of PGMs from the Stillwater Complex and to become an independently operated and financed entity. On September 16, 1994, the Company redeemed Chevron's entire 50% ownership interest for $44 million, the funding for which was raised in a private placement of 7,500,000 shares of common stock at $5.87 per share and a $25 million subordinated credit facility with warrants. The credit facility was terminated and the warrants were exercised upon the Company's initial public offering of common stock which closed on December 22, 1994. In the initial public offering, the Company received net proceeds of $53.7 million from the sale of 4,500,000 shares of common stock at $13 per share. Manville also sold
2,112,500 shares in the initial public offering, reducing its ownership percentage to approximately 27% of the issued and outstanding common stock. On August 23, 1995, Manville sold its remaining ownership interest in the Company to a group of institutional investors. See Item 13, "Certain Relationships and Related Transactions."

     On April 29, 1996 the Company sold $50 million of its 7% Convertible Subordinated Notes Due 2003 (the "Convertible Notes"), maturing on May 1, 2003. On May 14, 1996, the initial purchaser exercised its over-allotment option and purchased an additional $1.45 million of Convertible Notes. The Convertible Notes are unsecured, subordinated obligations. As of December 31, 1996, $51.5 million is classified as long-term debt.

     The Convertible Notes will be redeemable, in whole or in part, at the option of the Company beginning on May 1, 1999. The Convertible Notes will be convertible, subject to prior redemption, at the option of holders at any time after 90 days following the date of original issuance and prior to maturity, into shares of the Company's stock at a conversion price of $26.80 per share, subject to adjustment in certain events.

     In connection with the offering of the Convertible Notes, the Company has filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, relating to the resale of the Convertible Notes and the common stock issuable upon conversion. This registration was declared effective by the Securities and Exchange Commission on December 19, 1996.

                        GEOLOGY OF THE STILLWATER COMPLEX

     The Stillwater Complex is located in the Beartooth Mountains in southern Montana. It is situated along the northern edge of the Beartooth Plateau which rises to elevations of over 10,000 feet in places within the complex. This plateau is deeply dissected by several rivers and their tributaries including the Stillwater River towards the eastern end and the Boulder River near the western end of the complex. Both of these rivers have eroded their valley floors resulting in deep valleys cut into the gently undulating elevated plateau.

     Geologically, the Stillwater Complex is composed of an assemblage of basic and ultrabasic rocks derived from a single, large, buried magma body emplaced an estimated 2.7 billion years ago. The molten rock was sufficiently fluid at the time of emplacement to allow individual minerals to crystallize sequentially, the heavier, more basic, darker minerals crystallizing first, sinking towards the bottom, and leaving the lighter, more siliceous light-colored minerals to crystallize out later to produce bands of norite, gabbro and anorthosite which can be traced across most of the strike length of the complex. Over time the original horizontal orientation of the complex was changed as the complex was tilted at an angle of 50 to 90 degrees to the north. The upper portion of the complex was eroded away to produce the essentially lenticular-shaped exposure of the complex evident today which has been identified for 28 miles in an east-southeasterly direction and has a maximum width of nearly 4.5 miles near the East Boulder valley.

     The PGMs, together with small amounts of nickel, copper and gold, are concentrated in one principal layer of the complex referred to as the J-M Reef. This reef appears to form a continuous layer which is exposed from the highest ridges over 9,500 feet above sea level to the deepest valleys almost a mile below. The zone of mineralization has also been intersected in a drill hole at an elevation of 3,020 feet above sea level demonstrating vertical continuity exceeding 6,000 feet. Geological and geophysical evidence suggests that the complex and the enclosed J-M Reef extend downward beyond the limits of currently available mining practice. Geological mapping and gravity surveys also suggest that the dip of the complex and the J-M Reef flatten gently and may extend 30 miles or more to the north.

     The Stillwater Complex is similar to South Africa's Bushveld Complex which contains the well-known platiniferous Merensky Reef which is currently mined in many localities. The in situ PGM grade of the J-M Reef is significantly higher than that of the Merensky Reef and its economically recoverable portion is significantly thicker, making the J-M Reef generally amenable to a wider variety of gravity assisted, mechanized mining methods. The Merensky Reef, however, has a substantially longer surface strike length compared to the known 28-mile strike length of the Stillwater Complex.

     The Company believes that the J-M Reef constitutes a qualifying lode or vein for purposes of the General Mining Law of 1872, as amended (the "General Mining Law"), but is not aware of any administrative or legal determination on this point. The Company is not relying solely on down dip (or "extralateral") rights to secure possession of the J-M Reef, but also owns or has the rights to mining claims vertically overlying the portions of the down dip extensions needed for mining in the foreseeable future.


                                  MINING CLAIMS

     The Company now owns or has the rights to 995 claims covering approximately 16,000 acres. The Company believes that approximately 130 of these claims cover 100% of the known apex of the J-M Reef.

     Applications for patents covering 172 of these claims for a total area of 2,876.9 acres have been submitted. Patents to 34 claims covering an area of
574.8 acres have been granted; 138 claims covering 2,302.1 acres have had first half final certificates issued. The Company is currently in negotiations with the U.S. Forest Service (USFS) to ensure the allocation of personnel and other resources required for the USFS to complete the patent documentation process on the 138 claims which have first half final certificates issued. The Company expects that this process will take two years to complete. The patents will then undergo several levels of review within the U.S. Department of the Interior before submission to the Secretary for signature. Another Company claim leased from the Mouat family and acquired through the agreement with Anaconda Minerals, Inc. ("Anaconda") was patented many years ago. The Company's remaining controlled claims either adjoin the apex of the J-M Reef or provide sites for surface operations.

     Of the Company's 995 controlled claims, 869 are subject to royalties, including 711 subject to a 5% net smelter royalty payable to Manville, 56 are subject to a 0.35% net smelter royalty payable to the Mouat family, and 102 are subject to both royalties. The Manville royalty was consideration for leasing of all its Stillwater Complex claims to the Company. The Mouat royalty stems from claims staked by the Mouat's forebears in 1876. For 1996, the Company incurred royalties of $1.3 million payable to Manville and $200,000 payable to the Mouat family.

     Because the Company's controlled claims lie substantially within national forests, the United States Forest Service may impose reasonable conditions upon the Company's activities on these claims through annual exploration and development permits to protect the environment and minimize disturbance on Forest Service lands.

                                PGM ORE RESERVES

     The following table sets forth the Company's total proven and probable platinum and palladium ore reserves and platinum and gold equivalent reserves as of December 31, 1996 and 1995. The reserves reflected below are based on a cut-off grade of 0.60 ounces of platinum and palladium per ton for cut-and-fill stopes and 0.40 ounces per ton for certain sub-level mining areas and assumed prices per ounce of $376 and $125 for platinum and palladium, respectively. Proven and probable reserves include an average mining dilution of 10% at zero grade based on actual mining experience. The December 31, 1995 ore reserves were affirmed and verified by Behre Dolbear & Company, Inc. ("Behre Dolbear"), independent consultants, who are experts in mining, geology and ore reserve determination. The Company has utilized the firm of Behre Dolbear to carry out independent reviews and inventories of the Company's mineral reserves and resources since 1990. The ore reserves are affirmed and verified by Behre Dolbear in alternating years. The December 31, 1996 proven and probable platinum and palladium ore reserves, although not independently verified by Behre Dolbear in 1996, were determined by the same technical methods and criteria which were previously reviewed and verified by Behre Dolbear.


                                                    DECEMBER 31, 1996                         DECEMBER 31, 1995
--------------------------------------------------------------------------------------------------------------------------

                                          TONS(1)      GRADE(2)    CONTAINED(2)      TONS(1)    GRADE(2)      CONTAINED(2)
                                          (000'S)     (OUNCES/TON) OUNCES (000'S)    (000'S)  (OUNCES/TON)  OUNCES (000'S)
--------------------------------------------------------------------------------------------------------------------------

Proven Mining Reserves                      1,365         0.85          1,166           846         0.82            694
Probable Mining Reserves                   25,764         0.79         20,448        21,736         0.80         17,492
------------------------------------------------------------------------------------------------------------------------
   Total Proven And Probable Reserves      27,129         0.80         21,614        22,582         0.80         18,186
------------------------------------------------------------------------------------------------------------------------
   Total Platinum Equivalent Proven and
      Probable Reserves (3)                                            10,093                                     8,548
------------------------------------------------------------------------------------------------------------------------
   Total Gold Equivalent Proven and
      PROBABLE RESERVES (3)                                            10,112                                     8,897
------------------------------------------------------------------------------------------------------------------------

(1) Total proven and probable reserves include 11,510,000 tons in the area of East Boulder. Significant capital investments will be required to access these reserves.
(2) Expressed as platinum and palladium ounces per ton at a ratio of 3.5 parts palladium to one part platinum, before processing losses of approximately ten percent (10%).
(3) Platinum and gold equivalent ounces of proven and probable reserves at December 31, 1996 are calculated using the London A.M. Fix of $370.25 per ounce of platinum, $369.55 per ounce of gold and $116.50 per ounce of palladium on December 31, 1996. Platinum and gold equivalent ounces of proven and probable reserves at December 31, 1995 were calculated using the London P.M. Fix of $402.50 per ounce of platinum, $386.70 per ounce of gold and $128.25 per ounce of palladium on December 29, 1995.



     Mining reserve is that part of a mineral deposit that can be economically and legally extracted or produced at the time of determination and is customarily  stated  in  terms of  "ore"  when  dealing  with  metals.  The term
"economic" implies that profitable extraction or production has been established, analytically demonstrated or assumed with reasonable certainty. The term need not signify that extraction facilities are in place and operative. The mining reserve is determined after the application of a cut-off grade which is derived from consideration of the method and cost of production, the recovery in processing and the sales price of the resultant commodities. To reflect varying degrees of geologic certainty, mining reserves are subdivided into proven and probable. The proven quantity is computed from dimensions revealed in workings or drill holes; grade or quality is computed from the results of detailed sampling. The sites for inspection, sampling and measurement are spaced at intervals of 25 to 50 feet, and the geologic character is so defined, that the size, shape, depth and mineral content of the reserve blocks are established. The probable quantity and grade or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are between 50 and 1,000 feet apart. The degree of assurance, although lower than that for proven reserves, is sufficient to predict the geological regularity of the reef between points of observation. At the Stillwater Mine, the sites of measurement are laterally no greater than 1,000 feet apart, and the reserve is extended vertically to a maximum of twice the depth of any particular data point. The categorization of probable reserves is based on the geologic character of the deposit, the apparent regularity and overall general predictability of economic mineralization, and the demonstration that drilling at intervals more widely spaced than those used for the determination of proven reserves provides a reasonable prediction of mining results. See Item 7, "Factors That May Affect Future Results and Financial Condition" at pages 32-37.

     Reserves are consumed during mining operations and are generally replaced by development from mineralized material which has been identified geologically but not yet raised to the level of proven and probable mining reserves. Because of the expense of the close-spaced drilling necessary to generate proven mining reserve estimates, the Company attempts to prove up only sufficient reserves to support its mine development objective of approximately 18 months of production.

                               CURRENT OPERATIONS

MINING

     The Company's current mining operations are confined to a single underground mine located within the Stillwater Complex. The Stillwater Mine accesses only a small segment of the J-M Reef, approximately five miles long, between the elevations of 6,700 and 3,100 feet above sea level. Access to the ore at the Stillwater Mine is by means of horizontal adits and drifts driven parallel to the strike of the J-M Reef at vertical intervals of about 200 feet.

The adits have been driven from the surface in the Stillwater Valley at elevations of 5,000 feet above sea level or more. Four drifts have been developed below the valley floor by ramping down from the 5,000 level to extract ore from the reef down to the 4,200 foot elevation. As a result of the commissioning of a 1,950-foot vertical shaft in 1996, development has begun on two new drifts at 3,200 and 3,800 feet above sea level. In addition, deep exploration drill holes from the current workings have confirmed the structure and mineralization of the J-M Reef down at the 3,020-foot elevation.

     Prior to 1994, almost all of the Company's stoping activities utilized "cut-and-fill" extraction methods to remove ore from the mine. This method extracts the ore body in a succession of ten-foot high horizontal slices or cuts. The open space created by the extraction of each cut is filled with waste rock and coarse concentrator tailings and becomes the floor for the next level of mining as the process moves upward. Since 1994, the Company has introduced two mechanized mining methods called "sub-level" and "ramp-and-fill" stoping which the Company believes are safer and less expensive than traditional "cut-and-fill" stoping.

     Currently, most of the production from above the 5,000-foot level is transferred through various raise systems to the 5,000-foot level and hauled by train to the surface. Production from below the 5,000-foot level is transported to the surface by 15-ton underground trucks. Waste, which cannot be stored in underground excavations, is hauled to the surface and used to increase the height of the rock embankment of the tailings dam or is destined for other surface disposal. During 1996, development on the east side of the mine encountered more structurally complex conditions than had been anticipated. Accordingly, development was switched to the west side of the mine to known areas of high development yields. However, this concentration of mining on the west side of the mine lead to hauling and ore/waste storage inefficiencies which were reflected in third quarter 1996 head grade dilution. In December 1996, the Company commissioned a waste transfer raise between the 4,400-foot elevation and the shaft loading station. This raise allows waste which was previously trucked to surface to be hoisted up the shaft. When the shaft ore/waste handling system is fully commissioned, presently scheduled for April 1997, all ore mined below the 5,000-foot elevation on the west side of the Stillwater valley will be hoisted to the surface and delivered directly to the ore storage silo near the concentrator. West side ore from above the 5,000-foot elevation will be transported to the shaft system in late 1997. The Company anticipates that this new shaft system will improve efficiency and reduce operating costs. Ore and waste from the east side of the mine will continue to be hauled to the surface by 15-ton trucks until the east side is connected to the shaft by a horizontal adit under the Stillwater River.

     The Company has a large fleet of mobile mining equipment, the majority of which was replaced in 1995 and 1996. In conjunction with the acquisition of the new equipment the Company undertook several initiatives to reduce its maintenance costs, including a reduction in the variety of sizes and types of equipment used in the mine to reduce parts inventory and simplify maintenance, formation of an additional maintenance crew to permit maintenance activities to be carried out on a 24 hour, seven day per week basis, and development of a computerized system for scheduled maintenance.

CONCENTRATION

     The Company maintains a concentrator plant directly adjacent to the Stillwater Mine which performs the initial processing of the ore that is removed from the mine. Ore is fed into the concentrator, mixed with water and ground to a slurry in a mill circuit to liberate the PGM-bearing sulfide minerals from the rock matrix. Various reagents are added to the slurry to separate the valuable sulfides from the waste rock in a flotation circuit. In the flotation circuit the sulfide minerals are floated, recycled, reground and refloated to produce a concentrate suitable for further processing. The flotation concentrate, which represents approximately 1% of the original ore weight, is filtered, dried and transported in trailers approximately 46 miles to the Company's smelter in Columbus. Approximately sixty percent of the residue from this process is used for backfill in the mine with the balance stored in an onsite tailings containment area. The Company worked throughout 1996 to bring the new flotation circuit recovery performance up to an acceptable level. These efforts are continuing during the first quarter of 1997 with significant assistance from the flotation cell designer and manufacturer.

SMELTING

     The flotation concentrate is fed to a 15 megawatt electric furnace ("Furnace") at the Company's smelter where it is melted and separated into a silica oxide rich slag and a PGM rich matte. The slag is drained through the side of the Furnace, cooled and provided to outside parties for use as road base.

     The Furnace matte is remelted in one of two top blown rotary converters ("TBRC") which separates iron from the PGMs. The converter matte, or white metal, is poured from the TBRC, granulated and transferred to the base metals refinery ("BMR"). The white metal, approximately 10% of the original smelter feed weight, is primarily copper and nickel sulfides containing approximately 2% PGMs.

     The gases released from the smelting operations are routed through a gas/liquid scrubbing system, which removes approximately 99.8% of the sulfur dioxide. Used scrubbing solution is treated in a closed-loop chemical process that converts the sulfur dioxide to gypsum and regenerates clean scrubbing solution. The gypsum is used by local farmers as a soil amendment.

BASE METALS REFINING

     In 1996, the Company successfully constructed and commissioned a BMR adjacent to the precious metals smelter in Columbus, Montana. The BMR utilizes the patented Sherritt Process, whereby sulfuric acid is used to dissolve the nickel and copper from the smelter white metal. This process upgrades the smelter product over 25 times (from 2% Pt+Pd to 55% Pt+Pd). The resulting PGM rich filter cake is shipped for toll refining by either Union Miniere ("UM") in Belgium, or Johnson Matthey ("JM") in New Jersey. The dissolved nickel and copper is shipped, as a sulfate solution, and sold for its nickel value.

     The BMR has a capacity equivalent to 4,000 tons per day of mine production. The present plant is operated one shift per day, five days per week. As mine production is ramped up, the BMR will increase throughput by adding operating shifts to achieve the most cost effective schedule.

REFINING

     Since May 1996, the Company has contracted with both UM and JM to toll refine the filter cake from its BMR. The filter cake is shipped via air freight to Hoboken, Belgium and West Deptford, New Jersey and is returned to the account of the Company 20 days (UM), or 35 days (JM), after receipt as 99.95% sponge. Currently, the Company is shipping approximately 90% of its filter cake to UM and approximately 10% to JM. These percentages are expected to change to 70% UM and 30% JM in July, 1997 and should remain at these levels through the expiration of the refining contracts in 2001. The Company pays both UM and JM a fixed refining charge in United States dollars per ounce of payable or returnable metal for the toll processing of the BMR filter cake. The nickel/copper solution from the BMR is shipped via truck to the Westaim (formerly Sherritt) facilities in Fort Saskatchewan, Alberta. The Company is paid for 97% of the nickel content of the solution with the remaining values kept by Westaim as their processing fee.

SECONDARY MATERIALS PROCESSING

     With the economics provided by the BMR and the new refining contracts, the Company believes that it possesses a PGM processing complex that could process suitable spent automotive and industrial catalysts at terms competitive with any other North American processor.

     In the first quarter of 1997, the Company plans to have constructed and commissioned a dedicated secondary materials sampling facility. Current plans call for the precious metals smelter to begin continuous processing of secondary materials by the third quarter of 1997. At that time, the Company expects to have capacity available to process three to five tons per day of secondary materials. The Company experienced some unplanned buildup of platinum in the smelter during the fourth quarter from processing secondary materials, but the Company believes that sampling controls will allow corrective actions to be taken to alleviate this problem in the future. However, there can be no assurance that other problems from secondary materials will not occur from time to time.

EXPLORATION ACTIVITIES

     Major portions of the J-M Reef have yet to be exposed to drilling and development sufficient to allow for the delineation of additional reserves. However, given the magnitude of its current proven and probable reserves, the Company's exploration activities in recent years have been limited. The Company will continue to focus on developing and bringing into production its current PGM reserves rather than exploring for or attempting to acquire additional developed or undeveloped ore reserves. Consequently, exploration does not represent a significant expenditure for the Company.

SALES AND HEDGING ACTIVITIES

     Platinum, palladium, rhodium and gold are sold to a number of dealers and consumers with whom the Company has established trading relationships. Refined PGMs of 99.95% purity in sponge form are transferred upon sale from the Company's account at UM and JM to the account of the purchaser. By-product metals are purchased at the average market price by the refiners.

     The Company employs a platinum and palladium hedging strategy with the objective of mitigating the impact of downturns in PGM prices while maintaining the potential to benefit from price upturns. Hedging activities consist of short-term spot deferred contracts for future deliveries of specific quantities of PGMs at specific prices and the sale of call options and the purchase of put options. Most of the Company's outstanding hedging contracts were satisfied or expired at the end of 1996. During the first quarter of 1997, the Company placed significant hedging positions, particularly in palladium, for both 1997 and 1998 sales. Specifically, at February 28, 1997, the Company had 186,500 ounces of palladium sold forward under spot deferred contracts at $135 per ounce and 37,900 ounces of platinum sold under spot deferred contracts at $382 per ounce. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SAFETY

     Underground mining can be, by its nature, a hazardous occupation. Current mine operations extend over five miles horizontally into the Stillwater Complex and involve the use of heavy machinery and drilling and blasting in confined spaces. The Company's recent safety performance has been in line with that of similar mines in terms of its Lost Time Accident Rate; however, the number of fatalities over the life of the Stillwater Mine has been unacceptably high. Six fatalities have occurred at the Company's mine since operations began in 1986, the latest occurring in August 1995. The Company's Lost Time Accident Rate in 1992 was 12.9. The Company's safety program resulted in a Lost Time Accident Rate of 2.8 in 1996. Management believes that continued reductions in accident frequency are achievable and, if accomplished, can result in a safer work environment for the Company's employees, as well as resulting in cost savings to the Company.

     Safety is a primary concern of the Company, and the Company believes that training is a key element in accident prevention. Forty hours of safety training are required before any employee may start working underground, and yearly retraining in first aid, accident prevention techniques and equipment handling are mandatory for each mining employee.

EMPLOYEES

     As of December 31, 1996, the Company had 621 employees at all locations in the following areas:

           ----------------------------------------------------
                                                      NUMBER OF
           AREA                                       EMPLOYEES
           ----------------------------------------------------
           Mining                                           402
           Processing                                        58
           Maintenance                                       80
           Technical Services                                34
           Safety and Environmental                          12
           Administration                                    35
           ----------------------------------------------------

                TOTAL EMPLOYEES                             621
           ----------------------------------------------------

     Prior to 1995, the Company's employees were non-union. In an election held on July 20 and 21, 1995, 50.6% of those voting favored the appointment of the Oil, Chemical and Atomic Workers Union as exclusive bargaining representative for substantially all hourly workers. The union was certified by the National Labor Relations Board on January 19, 1996. On June 30, 1996, members of Local 2-1 of the Oil, Chemical and Atomic Workers Union (OCAW) ratified their first contract agreement with the Company, which became effective on July 1, 1996. The contract has a term of three years and provides for a cumulative increase in wages and benefits of 5.86% over the contract term. This agreement was negotiated using an interest-based bargaining approach that has resulted in cooperative and stable labor relations. Management believes its employee relations are good and believes its wages, benefits and working conditions are competitive with other mining operations in Montana.

     The Company competes for individuals skilled in the operation and development of precious metals mining properties. The number of such persons is limited, and significant competition exists to obtain their skills. During 1996, the Company added a net total of 107 hourly employees to the workforce. However, additional skilled rockbreakers will be required during 1997 and the Company may find it difficult to attract and retain sufficient numbers of these skilled individuals to achieve the anticipated production from the Expansion Plan.

REGULATORY AND ENVIRONMENTAL MATTERS

GENERAL. The Company's business is subject to extensive Federal, state and local government controls and regulations, including regulation of the mining and exploration operations, discharge of materials into the environment, disturbance of land, reclamation of disturbed lands, threatened or endangered species and other environmental matters. In particular, legislation including, but not limited to, the Clean Air Act, the Clean Water Act, the Endangered Species Act and the National Environmental Policy Act, requires analyses and/or imposes effluent standards, new source performance standards, air quality and emission standards and other design or operational requirements upon various aspects of exploration, mining and processing. In addition, the Company's existing mining operations may become subject to additional environmental control and mitigation requirements if applicable Federal, state and local laws and regulations governing environmental protection, land use and species protection are amended or enforcement policies become more stringent in the future. The Company's activities may cause it to be subject to liabilities in the future under provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and analogous state law. Such laws impose liability on certain categories of potentially responsible parties for releases or threatened releases of hazardous substances into the environment, which may result in the incurrence of cleanup costs.

     Generally, compliance with the above regulations requires the Company to obtain permits issued by federal, state and local regulatory agencies. Certain permits require periodic renewal or review of their conditions. The Company cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed. Non-renewal of permits or the imposition of additional conditions could have a material adverse effect on the Company's financial condition and results of operations.

     The Company believes that its operations and facilities comply in all material respects with current federal, state and local permits and regulations. However, compliance with existing and future laws and regulations may require additional control measures and expenditures which cannot be estimated at this time. Compliance requirements for new mines and mills may require substantial additional control measures that could materially affect proposed permitting and construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. The cost of complying with existing and future laws and regulations may render currently operating or future properties less profitable and could adversely affect the level of the Company's reserves and, in the worst case, render its mining operations uneconomic.

PERMITTING AND RECLAMATION. Operating Permit 00118 issued by the Montana Department of State Lands encompasses approximately 1,340 acres at the Company's Stillwater Mine. This permit delineates lands that may be subject to surface disturbance. At present, 117 acres have been disturbed, 54 of which are occupied by the tailings impoundment. The remaining acreage consists of buildings, roads and portal sites. The Company employs concurrent reclamation wherever feasible. Reclaimed land is removed from the disturbed acreage inventory.

     Reclamation regulations affecting the Company's operations are promulgated and enforced by the Hard Rock Bureau of the Montana Department of State Lands. Additional reclamation requirements may be imposed by the United States Forest Service during the permitting process. For regulatory purposes, reclamation does not mean restoring the land to its pre-mining state. Rather, it is returning the post-mining land to a state which has stability and utility comparable to pre-mining conditions. Reclamation concerns include stabilization and vegetation of disturbed lands, controlling drainage from portals and waste rock dumps, removal of roads and structures, neutralization or removal of process solutions and visual aesthetics. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Obligations."

     Permits governing air and water quality are issued to the Company by the Montana Department of Health and Environmental Sciences. These permits must be reviewed and renewed at periodic intervals. Operating permits issued to the Company by the Montana Department of State Lands and the United States Forest Service do not have an expiration date but are subject to periodic reviews. The reviews evaluate bonding levels and monitor reclamation progress.

     The Company believes, but cannot assure, that it has successfully complied with all permitting requirements for the planned expansion of its production at the Stillwater Mine to 2,000 tons per day ("TPD").

     As part of the Company's redemption in 1994 of the common stock held by Chevron, the Company agreed to indemnify each of Chevron and Manville for all claims related to environmental damage or hazards caused by or arising out of any acts or omissions of any entity other than Chevron or Manville, or any acts or omissions of Chevron or Manville while acting on behalf of or for the benefit of the Company, subsequent to September 30, 1993. The Company is indemnified by Chevron and Manville each for claims relating to environmental damage or hazards that existed as of September 30, 1993 and which arose out of activities of the predecessor partnerships based on certain representations and warranties given to the Company by each of Chevron and Manville, although these representations and warranties expired on September 30, 1996. No claims were made by the Company against these warranties as of September 30, 1996. As such, the Company is fully responsible for all environmental liabilities.

POSSIBLE REFORM OF THE GENERAL MINING LAW. During the 1995 legislative session, the United States Congress considered a number of proposed amendments to the General Mining Law, which governs the location and maintenance of mining claims and related activities on Federal lands. Among those amendments were proposals which would have imposed a royalty on production from certain mining claims and increased the cost of holding such claims. None of these amendments were enacted into law. It is likely that Congress will consider similar proposed amendments in the future. The potential impact on the Company as a result of congressional action is difficult to predict, but could adversely affect the Company's ability to economically develop the J-M Reef, virtually all of which is on Federal lands, and would, in the case of imposed royalties, generally reduce the profitability of the Company and in the worst case, render its mining operations uneconomic.

                                 EXPANSION PLAN

     The Company believes its current operations are sub-scale in relation to its major South African competitors and in relation to the magnitude of its current reserve base, which contributes materially to the Company's relatively high operating costs. In addition, vast portions of the J-M Reef have yet to be exposed to drilling and development sufficient to allow for the delineation of additional proven and probable reserves. The relatively small scale of the Company's operations impedes the realization of the full potential of its mineral assets. Consequently, the Company has adopted a long-term strategy of expanding its operations to the extent that economics and permitting allow.

     The Company has completed the first three years of its four-year Expansion Plan, which is intended to significantly increase production at the Stillwater Mine and related processing facilities. The Expansion Plan included the sinking of a 1,950 foot vertical shaft, underground development on new levels accessed by the shaft, increasing the capacity of the concentrator, adding a second converter to the smelter, constructing a base metals refinery and replacement and standardization of the mine equipment fleet. Construction work for this expansion began in May 1994 and the Company has substantially completed all minesite surface facilities, concentrator and smelter modifications, construction of a base metals refinery and the vertical shaft.

     The principal step in the Expansion Plan yet to be completed is underground development on new levels accessed by the vertical shaft. Underground development on new levels began in the third quarter of 1996, with the assistance of a contractor, and production from these new levels is expected to begin in early 1997.

     The Company anticipates the Expansion Plan will be completed and production capacity will have reached 2,000 TPD in the second half of 1997, a doubling from 1994 levels. These anticipated results assume, among other things, the identification of sufficient proven reserves in close proximity to the vertical shaft and the hiring and retention of sufficient numbers of individuals skilled in underground mining. No assurance can be given that the Expansion Plan will be completed on a timely basis or that the expanded operations will achieve the anticipated production levels. See Item 7, "Factors That May Affect Future Results and Financial Condition."

     In 1996, the Company began work on the initial access phase of the proposed East Boulder mine, including site preparation, construction of a power line and procurement of a tunnel boring machine. In October this activity was deferred primarily due to a downturn in platinum and palladium prices. Re-commencing work on the initial access phase is contingent upon numerous factors, including an improvement in metals prices and successful completion of the Expansion Plan. Upon completion of the initial access phase, the Company would need to demonstrate economic feasibility and arrange financing in order to proceed with the East Boulder project.

MINE PLAN

     Underground development has been increased in the Stillwater Mine on the existing levels and in 1996 development was initiated from new levels accessed by a 1,950 foot vertical shaft which was sunk adjacent to the concentrator. The shaft provides access to down dip extensions of reef areas mined during the past eight years. Levels accessed by the production shaft are being driven using rubber-tired jumbo drills and LHD vehicles.

     As new levels are established from the shaft, raises are being developed to allow transfer of ore and waste to selected levels for transport by rail to the shaft. In 1997, the Company plans to have all ore and waste on the west side of the Stillwater Valley transferred through raises to the shaft. Over the longer term, ore and waste produced in the Company's operations on the east side of the Stillwater Valley will be transferred underground to the shaft when a crossing on the 4,400 foot level is completed. During 1997, ore and waste from the east side of the mine will be hauled to the surface through the current system of ramps and horizontal adits.

     Additional surface facilities have been completed including a new maintenance shop and warehouse and extension of the current site offices and change house. Site services including access, employee parking, and electric, water and sewer facilities were expanded and upgraded and appropriate pre-investments in infrastructure have been made to accommodate future plans.

CONCENTRATOR, SANDFILL AND TAILINGS

     The Company's existing concentrator was expanded by the addition of a large ball mill grinding unit, additional flotation capacity and ancillary equipment. Sandfill for stoping areas will continue to be provided from coarse concentrator tailings pumped underground using existing pumps and pipelines. As the distance to mining areas increases, booster sandfill pumping stations are proposed to be installed.

     Tailings will continue to be deposited in the current impoundment area immediately adjacent to the concentrator through the year 2003 under the Expansion Plan. Waste rock from the mine is currently being used to increase the height of the impoundment embankment for tailings storage.

     The Company has submitted an application to the Montana Department of Environmental Quality ("DEQ") requesting an amendment to its Operating Permit. The Company's proposal contemplates the construction of a large, lined tailings impoundment on the Hertzler Ranch seven miles north of the existing impoundment. A pipeline will connect the current and proposed tailings impoundments. The Hertzler Ranch site has a thirty year design life at a production level of 2,000 tons per day. In addition, the Company has asked the DEQ to analyze impacts associated with further expanding mine production. While the Company believes that its proposal represents a sound environmental solution to long-term tailings disposal, there is no assurance that the necessary permits will be granted.

SMELTER

     The Expansion Plan provides that the Company's daily smelting capacity will be increased by modifying the power systems for the existing furnace, by the addition of a second TBRC and by upgrades to the gas handling and solution regeneration systems. This expansion was accomplished by upgrading and replicating currently installed technologies and is scheduled to be operational during the first half of 1997.

CAPITAL EXPENDITURES AND OPERATING COSTS

     The Company's total projected capital expenditures for the Expansion Plan, during the years 1994 through 1997 were revised in 1996 and are currently estimated at approximately $90 million, of which $35.9 million was expended in 1996. These estimated expenditures are higher than original estimates due to a change in the method of accounting for certain mine development costs adopted January 1, 1996, to the capitalization of interest on the Company's Convertible Notes and to minor scope changes and cost overruns. However, the current estimate is less than last year's estimate of $101 million due to a reduction in 1997's planned underground development program. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and "Factors That May Affect Future Results and Financial Condition" at pages 29-37.

     The Company's cash operating costs per returnable ounce of platinum and palladium are expected to be reduced significantly after completion of the Expansion Plan. These cost savings are expected to be substantially derived from economies of scale, improved mine infrastructure and operating efficiencies and changes in mining method from cut-and-fill to more mechanized methods. These cost efficiencies began to appear in 1996 results, with a 15% reduction in mine maintenance cost per ounce and a 28% reduction in refining/transportation cost per ounce, as a result of the BMR being operational by mid-1996. No assurance can be given that the expected operating cost reductions will be achieved. During the second half of 1996, the Company made $7.8 million in capital investments toward developing the East Boulder mine. This investment was primarily towards purchasing a tunnel boring machine and providing an electrical power supply to the mine portal site. See Item 7, "Factors That May Affect Future Results and Financial Condition."

                   COMPETITION: PLATINUM AND PALLADIUM MARKET

GENERAL

     Platinum and palladium are rare precious metals characterized by unique physical qualities and are used in diverse industrial applications and in the jewelry industry. The Company knows of no economically viable replacements for PGMs in a number of key technological and industrial applications. The development of a less expensive alternative alloy or synthetic material which has the same characteristics as PGMs could have a material adverse effect on the Company's revenues. Although the Company is unaware of any such alloy or material, there can be no assurance that none will be developed.

     The Company competes with other suppliers of PGMs, some of which are significantly larger than the Company and have access to greater mineral reserves and financial and commercial resources. See "Supply" below. Additional mines may open over the next several years, such as the Hartley Platinum project on the Great Dyke in Zimbabwe resulting in increased production. Furthermore, in certain industrialized countries, an industry has developed for the recovery of PGMs from scrap sources, mostly from spent automotive and industrial catalysts. There can be no assurance that the Company will be successful in competing with these existing and emerging PGM producers. See Item 7, "Factors That May Affect Future Results and Financial Condition."

     In 1996, the Company began work on the initial access phase of the proposed East Boulder mine, including site preparation, construction of a power line and procurement of a tunnel boring machine. In October this activity was deferred primarily due to a downturn in platinum and palladium prices. Recommended work on the initial access phase is contingent on numerous factors, including an improvement in metals prices and successful completion of the Expansion Plan. Upon completion of the initial access phase, the Company would need to demonstrate economic feasibility and arrange financing in order to proceed with the East Boulder project.

DEMAND

     Platinum's unique physical qualities include: (i) a high melting point (3,215 degrees Fahrenheit); (ii) superior conductivity and ductility; (iii) a high level of resistance to corrosion; (iv) strength and durability; and (v) strong catalytic properties. Approximately one-half of current world platinum production is used for industrial and manufacturing processes, most significantly for the manufacture of catalytic converters for the global auto industry. Autocatalyst demand is dependent upon growth in new vehicle sales in countries where legislation requires specific exhaust emission standards; new vehicle sales are, in turn, dependent to a significant degree upon general economic conditions. The first autocatalysts were fitted to American cars in the early 1970's following approval of the initial United States government-mandated emission standards. Legislation requiring autocatalyst usage has since been enacted in many other markets, including Japan and Europe. In addition, emission standards in the United States have continued to become more stringent and comprehensive, requiring autocatalysts with higher PGM loadings.

     In addition to catalytic converters, industrial uses of platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high octane gasolines and fuel cells. The balance of current platinum demand is for the production of jewelry, such as gem settings for rings, and for investment/collector coins. In 1996, Japan accounted for a substantial majority of platinum jewelry demand.

     Palladium, like platinum, has numerous industrial applications and when combined with silver, provides an extremely conductive material. Today, nearly half of the palladium supply is consumed in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices. The second largest and fastest growing application for palladium is in the automotive industry with the commercialization of a palladium-only catalytic converter. Demand for palladium-based catalysts has been so strong that it has retarded the growth of platinum consumption in major automobile markets. Dentistry has long been a major use for palladium due to the substitution of palladium alloys for gold-based dental alloys.

SUPPLY

     The primary production sources of platinum and palladium are mines located in the Republic of South Africa, which provided approximately two-thirds of the platinum and one-fourth of the palladium worldwide in 1996. The principal PGM mining companies in the Republic of South Africa are Rustenburg Platinum Holdings, Ltd., Impala Platinum Holdings, Ltd.
and Western Platinum, Ltd.

     The second largest source of platinum and palladium is Russia, which provided approximately two-thirds of the palladium and one-fourth of the platinum worldwide in 1996. Approximately half of this supply is believed to have come from stockpiles. Russian PGM output is a by-product of nickel and copper production from the Noril'sk complex in Northern Siberia.

     Small amounts of platinum and palladium are produced in Canada principally as a by-product of nickel and copper mining.

     It is possible to recover PGMs from old automotive catalytic converters acquired from scrap yards. A small but growing industry has developed, predominantly in North America, in the collection and recovery of PGMs from scrap sources, including automotive catalytic converters and electronic and communications equipment, which could provide additional feedstock for the Company's metallurgical complex in Columbus, Montana. Recovered PGMs are sold to industrial customers, in some cases the same parties who provided the scrap.

PRICES
     The Company's revenue and earnings are dependent upon world platinum and palladium prices which fluctuate widely and over which the Company has no control. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Revenue" and "Factors That May Affect Future Results and Financial Condition" at pages 32-37. The volatility of platinum and palladium prices is illustrated in the following table of the annual high, low and average prices per ounce.

----------------------------------------------------------------------------------------------------------------------------
                                      PLATINUM                                                     PALLADIUM
----------------------------------------------------------------------------------------------------------------------------
YEAR                  HIGH              LOW            AVERAGE                   HIGH                 LOW           AVERAGE
----------------------------------------------------------------------------------------------------------------------------

1992                 $ 385            $ 341              $ 364                   $ 96               $  81             $  88
1993                   414              345                376                    142                 100               123
1994                   431              380                406                    163                 124               144
1995                   459              403                424                    178                 128               151
1996                   433              368                398                    146                 116               130
----------------------------------------------------------------------------------------------------------------------------

Source: Johnson Matthey


     All subsections under Item 1, "Business" are qualified in their entirety by reference to Item 7, "Factors That May Affect Future Results and Financial Condition" at pages 32-37.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information concerning the individuals who are executive officers of the Company.

     Name                  Age     Position
     ------------------------------------------------------------------------
     John E. Andrews       50      President and Chief Operating Officer
     R. Daniel Williams    49      Vice President And Chief Financial Officer
     ------------------------------------------------------------------------

     The following are brief biographies of the above individuals:

--------------------------------------------------------------------------------
JOHN E. ANDREWS is currently President and Chief Operating Officer of the Company. He joined the Company in 1993 after serving four years as the Director of International Mining Operations of Phelps Dodge Corporation. From 1979 to 1989, Mr. Andrews held various positions with Exxon Corporation and its affiliates, including Operations Support Division Manager of Exxon Coal and Minerals Company and Plans Coordination and Evaluation Manager of Exxon Minerals Company. Prior to joining Exxon, Mr. Andrews was a Consulting Mining Engineer with David S. Robertson & Associates from 1977 to 1979. From 1969 to 1977 he served in a variety of mining capacities with Union Corporation, Ltd. in the Republic of South Africa. He received a B.Sc. with honors from the Royal School of Mines, Imperial College, England in 1969.

--------------------------------------------------------------------------------
R. DANIEL WILLIAMS is Vice President and Chief Financial Officer of the Company. Before joining the Company in 1995, he held the same position for five years at Independence Mining Company Inc., a wholly owned subsidiary of Minorco (USA) Inc. Mr. Williams was also Controller of Freeport-McMoRan Gold Company, and a senior internal auditor at both Gulf Oil Corporation and Freeport-McMoRan, Inc. He received his B.S. in Business Administration from West Virginia State College, and a B.A. in Psychology from Morris Harvey College. Mr. Williams is a Certified Public Accountant and a Certified Internal Auditor.
--------------------------------------------------------------------------------

OTHER MATTERS

     On February 20, 1997, Charles R. Engles, Chairman and Chief Executive Officer, resigned from the Company. Mr. Engles was the architect behind taking the Company from a partnership to a stand-alone, publicly-traded Company. Ray Ballmer, a Director, was appointed Chairman on an interim basis until Mr. Engles' replacement is found.

     Also, on February 20, 1997, Carl McSpadden, Controller, resigned from the Company.


                                     ITEM 2
                                   PROPERTIES
                                   ----------
     The Company's principal mineral properties are described in Item 1 above. In addition to the Company's controlled mining claims and the plant and equipment located within the mine, the Company owns and maintains a 55,000 square foot building containing the concentrator plant, changing facilities and offices and a recently constructed 29,200 square foot shop and warehouse, both located within its 1,340 acre operating permit area at the Stillwater Mine. In Columbus, Montana, the Company owns and maintains a 23,200 square foot smelter plant and a 17,000 square-foot base metals refinery on property leased from the Town of Columbus. None of these properties is currently subject to any mortgage or other encumbrance. The Company also leases a 10,100 square foot office building in Columbus from a third party. The Company believes that its existing facilities are adequate to service current production levels. See Item 1, "Business-Expansion Plan."

     The Company also owns six parcels of land totaling 2,473 acres in Stillwater County, Montana. Certain of these parcels are leased to ranch operators, and one has been subdivided for the lease or sale of residential lots. About 60 acres of one property is within the Company's operating permit boundaries. Some of these properties also include residential rental units. Each of these properties is subject to a mortgage in favor of Chevron and Manville to support the Company's indemnification obligations to such parties. See Item 13, "Certain Relationships and Related Transactions."

                                     ITEM 3
                                LEGAL PROCEEDINGS
                                -----------------

                                 NOT APPLICABLE

                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

                                 NOT APPLICABLE

                                     PART II
--------------------------------------------------------------------------------

                                     ITEM 5
                    MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS
                           ---------------------------

     The Company's common shares have been traded on the Nasdaq National Market under the symbol PGMS since December 16, 1994. For the period from January 1, 1996 through December 31, 1996 and December 16, 1994 through December 31, 1995 the high and low closing sales prices for the Company's common stock for each quarter as reported by NASDAQ were:

-------------------------------------------------------------------------
1996                                  High                Low
-------------------------------------------------------------------------
First Quarter                         $24               $18 1/4

Second Quarter                         29 1/4            20 1/4

Third Quarter                          25 1/2            18 3/4

Fourth Quarter                         19 1/2            16

-------------------------------------------------------------------------
1995
-------------------------------------------------------------------------
First Quarter                         $17 3/4           $13 1/4

Second Quarter                         27 13/16          17 3/4

Third Quarter                          28 5/8            20 5/8

Fourth Quarter                         20 3/4            15
-------------------------------------------------------------------------

STOCKHOLDERS. As of March 3, 1997, the Company had 372 stockholders of record and an estimated 10,022 additional beneficial holders whose stock was held in street name by brokerage houses.

DIVIDENDS. The Company has never paid any dividends on its common stock and expects for the foreseeable future to retain all of its earnings from operations for use in expanding and developing its business. Any future decision as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's earnings, financial position, capital requirements, plans for expansion and such other factors as the Board of Directors deems relevant.

                                                                      ITEM 6
                                                              SELECTED FINANCIAL DATA
                                                              -----------------------

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  1996           1995            1994           1993           1992
----------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Revenues (11)                                         $ 56,214      $  51,335        $ 54,934       $ 50,186       $ 40,485
----------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of metals sold                                  50,175         45,864          46,041         42,098         40,251
   Depreciation and amortization                         8,699          5,749           5,232          4,910          4,767
   Administrative expenses                               1,760          1,974             768            732            779
   Write-down of asset                                     772              -               -              -              -
---------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                           61,406         53,587          52,041         47,740         45,797
----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                 (5,192)        (2,252)          2,893          2,446         (5,312)
Interest income                                          2,138          2,795             221             79             45
Interest expense, net of capitalized interest (10)      (1,461)          (431)           (320)          (141)          (147)
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes, extraordinary
   loss and cumulative effect of accounting change      (4,515)           112           2,794          2,384         (5,414)
Income tax benefit (provision) (1)                       1,736            (44)           (243)        (8,014)             -
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary loss and
  cumulative effect of accounting change                (2,779)            68           2,551         (5,630)        (5,414)
Extraordinary loss on early extinguishment of
   debt, net of tax benefit of $357 (2)                      -              -            (568)             -              -
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of
   accounting change                                    (2,779)            68           1,983         (5,630)        (5,414)
Cumulative effect of accounting change, net
   of income tax provision of $8,677                    13,861              -               -              -              -
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $ 11,082    $        68        $  1,983       $ (5,630)      $ (5,414)
============================================================================================================================
Pro forma information (unaudited) (3)
   Historical income before income
     taxes and extraordinary loss                                                                  $   2,384
   Pro Forma Provision For Income Taxes                                                                 (921)
------------------------------------------------------------------------------------------------------------
   Pro forma income before extraordinary loss                                                          1,463
   Extraordinary Loss                                                                                      -
------------------------------------------------------------------------------------------------------------
   Pro forma net income                                                                            $   1,463
------------------------------------------------------------------------------------------------------------
Income (loss) per common share (4)
   Income (loss) before extraordinary loss and
   cumulative effect of accounting change              $ (0.13)             -     $     0.16      $     0.09
   Extraordinary loss                                     -                 -          (0.04)              -
------------------------------------------------------------------------------------------------------------
   Income (loss) before cumulative effect
      of accounting change                               (0.13)             -           0.12            0.09
   Cumulative effect of accounting change                 0.67              -              -               -
------------------------------------------------------------------------------------------------------------
Net income per common share
   Primary                                             $  0.54              -     $     0.12      $     0.09
   Fully diluted                                       $  0.51            n/a            n/a            n/a

Weighted average common and common
    equivalent shares outstanding                       20,555         20,501          15,772         15,651            n/a
============================================================================================================
CASH FLOW DATA
Net cash provided by operations                      $  14,464      $   6,009      $    9,220     $    4,484      $     807
Capital expenditures (5)                                58,413         46,133           9,315          2,039          2,441

BALANCE SHEET DATA
Current assets                                       $  49,061      $  44,974      $   77,234     $   22,073      $  16,101
Total assets                                           239,910        162,175         153,498         92,460         89,449
Current liabilities                                     15,833         10,370           9,427          6,803          6,374
Long-term debt and capital lease obligations            62,563          8,713           1,715          1,790          1,850
Stockholders' equity                                   143,666        132,305         132,171         74,144         80,310
Working capital                                         33,228         34,604          67,807         15,270          9,727
---------------------------------------------------------------------------------------------------------------------------
(footnotes on following page)

                                                       SELECTED FINANCIAL DATA (CONTINUED)

                                                          1996           1995            1994           1993           1992
---------------------------------------------------------------------------------------------------------------------------

OPERATING DATA
(THOUSANDS OF OUNCES UNLESS OTHERWISE NOTED)
Tons milled (thousands of tons)(6)                         446            398             373            363            345
Head grade (combined Pt+Pd ounces per ton)                0.67           0.67            0.80           0.87           0.73

Ounces of platinum produced (7)                             59             51              63             66             53
Ounces Of palladium produced (7)                           196            169             207            218            175
---------------------------------------------------------------------------------------------------------------------------

     Total ounces produced                                 255            220             270            284            228
===========================================================================================================================

Ounces of platinum sold                                     62             54              63             66             62
Ounces Of Palladium Sold                                   214            180             216            203            205
---------------------------------------------------------------------------------------------------------------------------
     Total ounces sold                                     276            234             279            269            267
===========================================================================================================================

Platinum equivalent ounces produced (8)                    123            111             136            137             95

Gold equivalent ounces produced (8)                        127            123             144            143            101

PRICE AND COST DATA (9)
Average realized price per platinum ounce                $ 410          $ 425           $ 399          $ 376          $ 360
Average realized price per palladium ounce                 144            157             138            125             89
Combined average realized price per ounce                  204            219             197            187            152

Cash costs per ounce                                     $ 184          $ 215           $ 173          $ 165          $ 166
Total costs per ounce                                      219            240             191            182            192
Cash costs per ton milled                                  105            119             124            128            110
Total costs per ton milled                                 125            132             138            142            127
---------------------------------------------------------------------------------------------------------------------------

(1) Net income (loss) for 1992 includes no income tax effects, as the Company operated as two partnerships, Stillwater PGM Resources partnership ("SPGMR") which was owned equally by Manville Mining Company, a wholly-owned subsidiary of Manville Corporation and Chevron U.S.A. Inc. and the Stillwater Mining Company partnership ("SMC") which was owned equally by Manville Mining Company and Chevron U.S.A. Inc., (non-taxable) during that year. The net loss for the year ended December 31, 1993 includes a one-time provision for income taxes pursuant to Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, of $7.9 million to record deferred income taxes arising out of the reorganization from the Chevron/Manville partnerships into the Company. See Item 1, "Business-Background."
(2) Upon early extinguishment of notes issued in connection with the 1994 private placement, the unamortized balance of deferred debt issue costs of $925,000 ($568,000 net of taxes) was charged against income as an extraordinary item.
       See Item 1, "Business-Background."
(3) Pro forma information is presented for purposes of comparability assuming the Company was a taxable entity for all periods presented. No pro forma benefit from income taxes has been presented for 1992 because the partnerships, SPGMR and SMC, incurred losses in that year which could never be utilized by the Company.
(4) The Company's historical capital structure and taxable status are not indicative of its current structure and, accordingly, historical earnings per share have not been presented for 1992. Income (loss) per common share is calculated based on common and common equivalent shares outstanding and is presented on a pro forma basis for 1993 for purposes of comparability.
(5)    In 1996, 1995 and  1994,  $35.9 million,  $39.5 million and $9.3 million, respectively, were capitalized in connection with the Expansion Plan.
(6) Tons milled represents the number of grade-bearing short tons of ore fed to the concentrator.
(7) Ounces produced is defined as the number of ounces produced from the concentrator during the period reduced by losses expected to be incurred in subsequent smelting and refining processes. Differences in ounces produced and ounces sold are caused by the length of time required by the smelting and refining processes.
(8) Platinum and gold equivalent ounces have been calculated by dividing the total market value of platinum and palladium produced during the given period by the average market prices of platinum and gold, respectively, for each period.
(9) Realized prices include hedging gains and losses. Total costs per ounce consist of all current operating costs including mining and processing costs less revenue received from by-product metals. Depreciation and amortization as well as gains (losses) on the sale of assets are removed from total costs per ounce to compute cash costs per ounce. Income taxes and interest income and expense are not included in either total or cash costs per ounce.
(10) Capitalized interest as of December 31, 1996, 1995 and 1994 totaled $2.2 million, $0 and $0, respectively.
(11) Revenues consist of the sales revenue for platinum and palladium, including any hedging gain or loss. By-product metals revenue and secondary materials processing revenue are included as an offset to cost of metals sold.



                                     ITEM 7
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

     The following discussion should be read in conjunction with "Business-Background," "Factors That May Affect Future Results and Financial Condition," the financial statements of the Company and notes thereto and "Selected Financial Data" and the notes thereto included elsewhere in this Form 10-K.

PRODUCTION

     The Company's production of platinum and palladium is substantially determined by the tonnage of ore mined and its head grade (ounces per ton of ore). Processing facilities have historically been able to handle all ore mined in a timely manner with consistent recoveries.

     Approximately 40 days elapse between the production of ore at the Stillwater Mine and the release of the platinum and palladium contained therein by a contract refiner. Because of this processing cycle, changes in mine production may not result in corresponding changes in sales in a particular accounting period. The Company calculates production as the payable ounces in concentrate shipped by the Company's concentrator to its smelter, which usually occurs within seven days of the ore being mined.

     The Stillwater Mine is permitted to operate at 2,000 tons-per-day (TPD). In 1993 the mine operated at 1,000 TPD for the first time. Tonnage has increased steadily since then and in 1996, 446,000 tons of ore were processed through the concentrator, equivalent to 1,219 TPD. Increases in ore tonnage are achieved through increasing the number and quality of developed stopes, adding manpower and improving stoping productivities, principally through the introduction of mechanized mining methods.

     The grade of the ore mined by the Company in a given period depends on the particular areas of the J-M Reef from which the ore is extracted in that period. The grade of ore mined varies considerably from stope to stope and the grade realized during a particular period depends on the mix of production during that period. When the Expansion Plan is completed, the Company intends to develop more stopes than are needed for current mining operations in order to better manage the mix of stopes it mines and the resulting grade delivered to the concentrator (head grade).

     The average head grade of ore processed  through the  concentrator  in 1996 was 0.67 ounces per ton, which was the same as the head grade in 1995. Historically, the mill head grade at the Stillwater Mine has averaged approximately 0.77 ounces per ton. The average head grade for 1995 was lower than the historical average because of the decision to process subgrade material through the concentrator in the absence of sufficient quantities of ore. In 1996, the introduction of additional mechanized stoping methods resulted in more mine dilution and a reduction in mining grade from historical averages. Also contributing to lower head grades in 1996 were material handling and hauling constraints which developed in 1996 when a larger percentage of ore had to be extracted and hauled from the west side of the mine after east side stopes were unable to be developed as planned. Stringent controls such as measuring the ore face width both before and after each blast, separating underground ore and waste storage areas, introducing colored markers into underground waste stockpiles, and monitoring ore and waste haulage resulted in improved grade in the fourth quarter of 1996. New infrastructure currently under development, particularly infrastructure associated with the production shaft, is expected to alleviate many of these material handling constraints in 1997.

REVENUE

     The Company's revenue depends entirely on the number of ounces of platinum and palladium sold and the price per ounce realized. Prior to the completion of the BMR, ounces of metal sold were generally tied to mine production approximately three months earlier. The commissioning of the BMR reduced the delay to approximately 40 days and accelerated the availability of nearly 40,000 additional ounces for sale, principally in the third quarter of 1996, from in-process inventories. The Company's revenue and earnings are significantly influenced by worldwide prices of platinum and palladium, which fluctuate continuously and over which the Company has no control. Sales to three customers represented approximately 98%, 92% and 96% of total revenues for the years ended December 31, 1996, 1995 and 1994, respectively. The Company sells its metals to a small number of customers and brokers; however, the Company is not economically dependent upon these customers since platinum and palladium can be readily sold in numerous markets throughout the world.

     The Company currently uses a simple hedging program involving spot deferred forward sales commitments. The use of forward sales may result in a reduction in potential revenue if the contract price is less than the market price at the time of sale, although the Company has the option to defer delivery against spot deferred contracts and sell at the market price. The Company has also, from time to time, bought put options and sold call options in order to improve the Company's opportunities to benefit from upward price movements within certain parameters while still protecting against downside price risk.

     As of December 31, 1996, the Company had entered into sales contracts for deliveries of future production through May 30, 1997 of 5,920 ounces of platinum and 31,930 ounces of palladium at prices averaging $388.55 and $121.28 per ounce, respectively. The London A.M. Fix prices for platinum and palladium at December 31, 1996 were $370.25 and $116.50 per ounce, respectively. During the first quarter of 1997, the Company was able to purchase additional spot deferred forward sale contracts such that as of February 28, 1997, the Company had entered into sales contracts on 1997 production of 186,500 ounces of palladium at $135 per ounce and 37,900 ounces of platinum at $382 per ounce. See Item 1, "Business-Current Operations-Sales and Hedging Activities."

COST STRUCTURE

     Management believes the Company's current and historical operating costs are higher than those of comparable primary platinum and palladium producers. Average annual cash costs per ounce since 1990 have ranged from a low of $165 in 1993 to a high of $215 in 1995. The Company attributes its higher costs to a number of factors including (i) mining wages and benefits in the Republic of South Africa that are about one-eighth of the United States level; (ii) the relatively small scale of its operations; (iii) inefficient overall mine design;
(iv) prior to 1996, its reliance on mining by the labor-intensive overhand cut-and-fill stoping; (v) prior to 1996, older mine haulage equipment; and (vi) prior to the BMR commissioning, no refining capability. The Company's Expansion Plan is designed to mitigate most of these factors and lower the Company's operating costs to a more competitive level. The Expansion Plan began to mitigate some of the Company's production costs in 1996 as reflected by a 15% reduction in mine maintenance cost per ounce and a 28% reduction in refining/transportation costs per ounce as a result of the BMR being operational by mid-1996. The remainder of the cost efficiencies will be achieved through economies of scale at 2,000 TPD production rates and underground production efficiencies from full utilization of the vertical shaft system and large scale stope production near the shaft. The first full year of these Expansion Plan efficiencies will be in 1998.

     Since 1990, exploration expenses have declined because most of the ore body near the surface has already been defined.

                              RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

PGM PRODUCTION. Platinum and palladium production increased to 59,000 ounces and 196,000 ounces, respectively, for the year ended December 31, 1996 from 51,000 ounces and 169,000 ounces, respectively, in 1995. PGM production for 1996 resulted from milling 446,000 tons with an average head grade of 0.67 ounces per ton. In comparison, PGM production for 1995 resulted from milling 398,000 tons with an average head grade of 0.67 ounces per ton.

     Average head grade in 1996, although lower than the historical average for the Stillwater Mine, was the same as for 1995. Average head grade for 1995 was lower than the historical average due to milling large volumes of low grade development material throughout the year and from the lack of sufficient quantities of high grade ore in the second and third quarters. The head grade for 1996 was lower than the average historical head grade due to mining dilution resulting from additional mechanized mining and from material handling constraints which led to the introduction of some waste into ore stockpiles. A new mining width control system reduced mining dilution significantly in the fourth quarter and a new waste tracking system significantly reduced ore/waste mixing, resulting in a 0.74 head grade in the fourth quarter of 1996.

REVENUE. Revenues were $56.2 million for the year ended December 31, 1996 compared to $51.3 million in 1995, an increase of 10%.

     Platinum sales volumes increased from 54,000 ounces in 1995 to 62,000 ounces in 1996. Palladium sales volumes increased from 180,000 ounces in 1995 to 214,000 ounces in 1996. Combined sales volumes increased 18% from 234,000 ounces in 1995 to 276,000 ounces in 1996 primarily due to increased production in 1996 and the commissioning of the BMR, which reduced the time period from mine production to refinery return of metals by nearly two months and thereby made nearly two months' additional production available for sale during the year.

     Average realized prices per ounce for both platinum and palladium decreased in 1996 reflecting a decrease in the market prices for both metals. The average spot price of platinum decreased from $424 in 1995 to $397 in 1996; realized prices decreased from $425 in 1995 to $410 in 1996. The average spot price of palladium decreased from $151 in 1995 to $128 in 1996; realized prices decreased from $157 in 1995 to $144 in 1996. Because spot prices for both metals trended down during the year, the Company's hedging contracts resulted in realized prices that were higher than spot prices. Average realized prices for platinum exceeded average spot prices for platinum by 3% while average realized prices for palladium exceeded average spot prices by 12%.

OPERATING INCOME. The Company incurred an operating loss of $5.2 million for the year ended December 31, 1996, compared to an operating loss of $2.3 million for 1995. The higher loss resulted from lower prices and was partially offset by lower cost per ounce. The decrease in costs per ounce for the current year resulted primarily from a 16% increase in ounces produced. The lower cost per ounce was also the result of the positive effect from the change in accounting for capitalized underground development expense which more than offset the impact of increased depreciation and amortization and the $772,000 write-down of assets.

NET INCOME. The Company realized net income of $11.1 million after the cumulative effect of the accounting change for 1996 compared to net income of $68,000 for 1995. The net loss before the cumulative effect of the accounting change for 1996 was $2.8 million. The greater net loss before the cumulative effect of the accounting change for the current period was almost entirely the result of the previously discussed greater operating loss for 1996, as well as a reduction of $1.7 million in net interest earned in 1996 compared to 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

PGM PRODUCTION. Platinum and palladium production decreased to 51,000 ounces and 169,000 ounces, respectively, for the year ended December 31, 1995 from 63,000 ounces and 207,000 ounces, respectively, in 1994. PGM production for 1995 resulted from milling 398,000 tons with a head grade of 0.67 ounces per ton. In comparison, PGM production for 1994 resulted from milling 373,000 tons with a head grade of 0.80 ounces per ton.

     Head grade in 1995 was considerably lower than the historical average for the Stillwater Mine. This resulted primarily from milling large volumes of low grade development material throughout the year and from a lack of sufficient quantities of high grade ore in the second and third quarters. As additional high grade stopes were brought into production in the third and fourth quarters and tighter operating controls were implemented, head grade recovered to 0.74 ounces per ton in the fourth quarter.

REVENUE. Revenues were $51.3 million for the year ended December 31, 1995 compared to $54.9 million in 1994, a decrease of 7%.

     Platinum sales volume decreased from 63,000 ounces in 1994 to 54,000 ounces in 1995. Palladium sales volume decreased from 216,000 ounces in 1994 to 180,000 ounces in 1995. Sales volumes of platinum and palladium decreased from 1994 in line with the reduction in production of both metals. Overall sales volume decreased 16% to 234,000 ounces in 1995 from 279,000 ounces in 1994.

     Average realized prices per ounce for both platinum and palladium increased in 1995 reflecting an increase in the market prices of both metals. The average spot price of platinum increased to $424 in 1995 from $406 in 1994; realized prices increased to $425 from $399. The average spot price of palladium increased to $151 in 1995 from $144 in 1994; realized prices increased to $157 from $138. Because spot prices for platinum and palladium were trending down in the last half of 1995, the Company's use of forward sales contracts resulted in realized prices that were higher than spot prices.

OPERATING INCOME. The Company incurred an operating loss of $2.3 million for the year ended December 31, 1995, compared to operating income of $2.9 million for 1994. This was the result of lower sales volume and higher costs per ounce of metals sold in 1995, partially offset by higher realized prices per ounce in 1995. The higher costs per ounce of metal sold are primarily attributable to the lower head grade experienced in 1995. Costs per ton milled decreased by 6% to $139 in 1995 from $148 in 1994. The 6% decrease in costs per ton milled was more than offset by the 16% decrease in head grade and resulted in higher costs per ounce in 1995.

NET INCOME. The Company realized net income of $68,000 for 1995 compared with $2.0 million for 1994. The decrease of $1.9 million is due to the decrease in operating income partially offset by interest income received in 1995 on the remaining net proceeds from the Company's initial public offering and by the absence of the 1994 extraordinary loss in 1995. In addition, net income for 1994 includes a favorable non-recurring tax adjustment of $810,000.

                         LIQUIDITY AND CAPITAL RESOURCES

     Since October 1, 1993, the Company has been responsible for its own metals sales, cash management and financing activities. Revenues are derived from the sale of PGMs to independent brokers and consumers at either spot market prices or contract prices. See Item 1, "Business-Current Operations-Sales and Hedging Activities." Excess cash is invested in interest-bearing, investment-grade securities pursuant to a short-term investment policy approved by the Board of Directors, which requires maturities of less than two years with an average portfolio duration of less than one year.

     On April 19, 1994, the Company established an unsecured working capital line of credit with NM Rothschild and Sons, Ltd. in a maximum amount of $15 million maturing on December 31, 1996. The term of this facility was subsequently extended to April 30, 1998. As of December 31, 1996, the Company had $5.8 million of net availability.

     On October 6, 1995, the Company entered into a $7.5 million leasing agreement with Senstar Capital Corporation. During 1996, the Company entered into three additional five-year equipment leasing agreements with Senstar Capital Corporation, for the following amounts: $790,000, $1.5 million, and $1.5 million, bringing the total capitalized lease transactions with Senstar Capital to $11.3 million. The Agreements cover new underground mining equipment acquired in 1995 or 1996 and each contain a two-year renewal option at the end of five years.

     On April 29, 1996, the Company sold $50 million of its 7% Convertible Subordinated Notes Due 2003 (the "Convertible Notes"), maturing on May 1, 2003. On May 14, 1996, the initial purchaser exercised its over-allotment option and purchased an additional $1.45 million of Convertible Notes. The Convertible Notes are unsecured, subordinated obligations.

     The Convertible Notes will be redeemable, in whole or in part, at the option of the Company beginning on May 1, 1999. The Convertible Notes are convertible, subject to prior redemption or repurchase, at the option of holders prior to maturity, into shares of the Company's common stock at a conversion price of $26.80 per share, subject to adjustment in certain events.

     At December 31, 1996, the Company had working capital of $33.2 million, cash and cash equivalents of $16.4 million, short-term investments of $17.1 million and long-term debt and capital leases of $62.6 million. Total liquidity available to the Company at December 31, 1996 represented by cash, short-term investments and credit availability was $39.2 million.

     Net cash provided by operations for the year ended December 31, 1996 was $14.5 million, an increase of $8.5 million from 1995. This increase was due primarily to an increase in current liabilities of $4.2 million, a decrease in inventories of $4.9 million because of the reduction of the period of time metal is held in inventory resulting from the completion of the BMR and partially offset by the net loss realized for 1996. Net cash provided by operations for the year ended December 31, 1995 was $6.0 million, a decrease of $3.2 million from 1994. The decrease in 1995 was due primarily to a $2.5 million reduction in income before extraordinary loss in 1995, and a reduction in current liabilities of $314,000 in 1995 compared to a $953,000 increase in 1994.

     Capital expenditures for 1996 were $58.4 million, with $39.5 million in expenditures related to the Expansion Plan, $7.4 million in capitalized underground development and $7.8 million in development at East Boulder. The remaining capital expenditures were for process improvements and $2.2 million in capitalized interest. Capital expenditures of $46.1 million and $9.3 million were made in 1995 and 1994, respectively, principally for the Expansion Plan in 1995 and minimum equipment and facility needs in 1994.

     With the Expansion Plan substantially complete the Company expects capital expenditures to be significantly lower in 1997. The Company plans to spend approximately $15 million in 1997 on capital items with approximately half of that amount on capitalized underground development and the remainder on the Expansion Plan, completion of power supply to the East Boulder minesite and final tunnel boring machine progress billing, and general plant and equipment. Cash flows from operating activities are not expected to be sufficient to cover

1997 capital expenditures and the Company expects to fund the difference with the cash on hand at the end of 1996.

     During 1996, Montana Power Company (MPC) upgraded their transmission line and substation facilities and as a result of these upgrades the Company renegotiated their power supply contract for the Stillwater Minesite Expansion Plan with MPC. These power supply upgrades totaled approximately $2.9 million and are to be recovered by the MPC through additional electric power sales over the next five years. At the completion of the five-year agreement (or at such earlier date if the Company terminates operations), if the total additional revenues (as defined in the contract between MPC and the Company) have not met or exceeded MPC's investment cost, the Company will be required to pay MPC the difference.

     The Company intends to retain its working line of credit for reclamation bonding and other surety obligations that require collateralization and for working capital.

     Based on cash and short-term investments on hand, expected cash flows from operations and the availability of funds under the Company's line of credit, management believes there is sufficient liquidity to complete the Expansion Plan and to meet operating and capital needs in the foreseeable future. The Company may also seek to raise additional capital from the public or private securities markets or from other sources for general corporate purposes and for investments beyond the scope of the Expansion Plan.

                            ENVIRONMENTAL OBLIGATIONS

     The Company currently has no significant environmental projects under development and does not anticipate incurring any significant capital or unusual operating expenditures for environmental compliance within the next 12 months. In 1996, the Company's environmental expenses were $536,000 and capital expenditures for environmental equipment were $461,000. The Company incurred $541,000 in environmental-related costs during 1995, of which $495,000 was expensed and $46,000 was for purchases of environmental equipment. The Company's ongoing operating expenditures for environmental compliance are expected to be approximately $500,000 per year. See Item 1, "Business-Current Operations-Regulatory and Environmental Matters."

     The Company is presently required to post surety bonds with the State of Montana in the amount of $4.2 million, which also represents the Company's best estimate of mine closure and reclamation costs for current operations. The Company does not believe that costs will materially exceed this estimate subsequent to implementation of the Expansion Plan. The Company is accruing for reclamation costs over the life of the Stillwater Mine based on current production levels and estimated proven and probable reserves. On December 31, 1996 and 1995, the accrued liability was $556,000 and $490,000, respectively. The Company periodically reviews the adequacy of its reclamation and mine closure obligations in light of current laws and regulations and will adjust its liability as necessary.

         FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     Throughout this Annual Report on Form 10-K, the Company has made certain estimates and projections relating to, among other things, the timing, costs and scope of the Expansion Plan, the level of production after completion of the Expansion Plan and the anticipated reduction in operating costs from the Expansion Plan. These forward-looking statements are principally located in this Form 10-K in the following sections: Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." While sometimes presented with numerical specificity, such forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized, and are subject to significant uncertainties and contingencies that are beyond the control of the Company. Consequently, the inclusion of forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. The Company cautions investors that its business is subject to significant risks and uncertainties.

METAL PRICE VOLATILITY

     Since the Company's sole source of revenue is the sale of PGMs, the profitability of the Company's operations can be significantly affected by changes in the market prices of PGMs. For 1991, 1992, 1995, and 1996, the market prices of PGMs were below the Company's total costs of production and the Company experienced operating losses. PGM prices fluctuate widely and are influenced by numerous factors beyond the Company's control, including such factors as expectations for inflation, global demand, consumption patterns, speculative activities, international economic trends, political and economic conditions and production amounts and costs in the other PGM producing countries, including the Republic of South Africa and Russia. Since some of the world supply of platinum and palladium is a by-product of the mining of nickel and copper, a portion of the worldwide production of platinum and palladium is unrelated to the demand for such metals; as a result, ordinary market balancing mechanisms may be less effective. In order to mitigate some of the risks associated with fluctuating PGM prices, the Company has utilized various price hedging techniques to lock in forward delivery prices on a portion of its production. However, there are no assurances that the use of price hedging techniques will always benefit the Company. There is the possibility that the Company will lock in forward deliveries at prices lower than the market price at the time of delivery. The market prices of PGMs could fall below the Company's production costs and remain at such levels for a sustained period, causing the Company to experience operating losses and to curtail or suspend some or all of its mining activities. See Item 7, "Management's Discussion and Analysis of

Financial    Condition    and    Results    of    Operations"    and   Item   1,
"Business-Competition; Platinum and Palladium Market."

RESERVE ESTIMATES

     While the Company's December 31, 1996 ore reserves increased over 1995, such increase has not been affirmed and verified by independent consultants. The ore reserve estimates presented in this report for December 31, 1996 are based on the Company's best estimates and are necessarily imprecise and depend to some extent on statistical inferences drawn from limited drilling, which may, on occasion, prove unreliable. Reserve estimates are expressions of judgment based on knowledge, experience and industry practice. Although the Company believes its estimated ore reserves are well established, there can be no assurance that its estimated ore reserves are accurate, and future production experience could differ materially from such estimates. Should the Company encounter mineralization or formations at any of its mines or projects different from those predicted by drilling, sampling and similar examinations, reserve estimates may have to be adjusted and mining plans may have to be altered in a way that might adversely affect the Company's operations. Declines in the market prices of PGMs may render the mining of some or all of the Company's ore reserves uneconomic. No assurance can be given that any particular level of PGMs may be recovered from the ore reserves and the grade of ore may vary significantly from time to time. Moreover, short-term factors relating to the ore reserves, such as the need for additional development of the ore body or the processing of new or different grades, may impair the profitability of the mine in any particular accounting period.

EXPANSION PLAN RISK

     Although the Company anticipates that the Expansion Plan will be successfully completed and that the resulting operations will reach full production by late 1997, no assurance can be given that the remainder of the Expansion Plan will be completed on a timely basis, that the expanded operations will achieve the anticipated production capacity or that the expected operating cost reductions will be achieved. The anticipated timing and production results of the Expansion Plan assume, among other things, (i) the identification of sufficient proven reserves in close proximity to the vertical shaft and (ii) the recruitment and maintenance of sufficient numbers of individuals skilled in underground mining. See Item 1, "Business, PGM Ore Reserves."

     The construction of expanded mining operations involves a number of uncertainties, including factors beyond the Company's control. Failure to complete the Expansion Plan on a timely basis or unexpected cost increases or sales price decreases could have a material adverse effect on future results of operations and financial condition. If the capital expenditures required to complete the Expansion Plan or to achieve the anticipated production capacity are significantly higher than expected, there is no assurance that the Company's capital resources would be sufficient to cover such costs or that the Company would be able to obtain alternative sources of financing to cover such costs. See Item 1, "Business-Competition; Platinum and Palladium Market."

COMPETITION

     The Company competes with other suppliers of PGMs, some of which are significantly larger than the Company and have access to greater mineral reserves and financial and commercial resources. These suppliers include Rustenburg Platinum Holdings, Ltd., Impala Platinum Holdings, Ltd. and other South African producers who mine the Bushveld Complex in the Republic of South Africa, which is the world's principal source of PGMs. PGMs are also produced as a by-product of large nickel and copper operations in Russia and Canada. The vast majority of the world's 1995 supply of PGMs came from the Republic of South Africa or Russia. Additional mines may open in the Republic of South Africa or elsewhere over the next several years, including the Hartley Platinum and Mimosa projects on the Great Dyke in Zimbabwe, resulting in increased global production. Furthermore, in certain industrialized countries, an industry has developed for the recovery of PGMs from scrap sources, mostly from spent automotive and industrial catalysts. There can be no assurance that the Company will be successful in competing with these existing and emerging PGM producers. Moreover, there can be no assurance that a less expensive alternative alloy or synthetic material which has the same characteristics as PGMs will not be developed to replace PGMs in a number of key technological or industrial applications.

EXPLORATION AND DEVELOPMENT RISKS

     The degree of profitability of the Company's operations will be affected by the costs and results of its continued exploration and development programs. The Company is seeking to expand its reserves only through exploration and development within its controlled claims which are located in the Stillwater Complex. Mineral exploration, particularly for platinum and palladium, is highly speculative in nature, involves many risks, and frequently is nonproductive. There can be no assurance that the Company's mineral exploration efforts will be successful. Once mineralization is discovered, it usually takes a number of years from the initial phases of exploration until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the metal from the ore and, in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that the Company's exploration programs will result in the replacement of existing reserves, some of which are being depleted by current production.

     Depending upon the success of the Expansion Plan, the Company will evaluate further expansion of the Stillwater Mine by possibly extending mining operations to depths below those currently contemplated. The Company began the East Boulder expansion project during the second quarter of 1996. During the fourth quarter of 1996, primarily as a result of the lower platinum and palladium prices, the Company decided to defer further work on the project. The Company made $7.8 million in capital investments toward the East Boulder expansion project during 1996. During 1997, environmental baseline studies, construction activities on the power line to the minesite, and completion of progress payments on the tunnel boring machine are expected to require approximately $2.0 million of additional capital expenditures. Additional development projects, such as East Boulder, have no operating history upon which to base estimates of future cash operating costs. Particularly for development projects, estimates of reserves and cash operating costs are, to a large extent, based upon the interpretation of geologic data obtained from drill holes and other sampling techniques, and feasibility studies which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of the PGMs from the ore, comparable facility and equipment operating costs, anticipated climatic conditions and other factors. As a result, it is possible that actual cash operating costs and economic returns on such development projects may differ significantly from those currently estimated. It is not unusual in new mining operations to experience unexpected problems during the start-up phase.

     There are a number of uncertainties inherent in any PGM development program, including the location of an economic reef package, development of appropriate metallurgical processes, receipt of necessary governmental permits and the construction of mining and processing facilities. In addition, substantial expenditures may be required to pursue such development activities. The Company has been accelerating its development efforts with the objective of establishing a developed reserve equivalent to a minimum of 18 months of production at 2,000 tons per day production rates. Currently, reserves are developed and available to support production at the 2,000 tons per day rate for approximately 15 months.

MINING RISKS AND INSURANCE

     Underground mining and the Company's milling and smelter operations involve a number of risks and hazards, including environmental hazards, industrial accidents, unusual and unexpected rock formations, cave-ins, flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of God. Such risks could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. The Mine Safety and Health Administration completes periodic safety inspections of the Company. Six fatalities have occurred at the Company's mine since operations began in 1986, the latest occurring in August 1995. There can be no assurance that industrial accidents or new safety regulations by state, Federal or local authorities will not have a material adverse effect on the Company's business and operations. Although the Company believes that it maintains insurance within ranges of coverage consistent with industry practice, there can be no assurance that this insurance will cover the risks associated with mining or that the Company will be able to maintain insurance to cover these risks at economically feasible premiums. The Company might also become subject to liability for pollution or other hazards which it cannot insure against or which it may elect not to insure against because of premium costs or other reasons.

ENVIRONMENTAL RISKS

     The Company's business is subject to extensive Federal, state and local controls and regulations related to the environment, including the regulation of discharge of materials into the environment, disturbance of lands, threatened or endangered species and other environmental matters. Generally, compliance with these regulations requires the Company to obtain permits issued by Federal, state and local regulatory agencies. Certain permits require periodic renewal or review of their conditions. The Company cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed. Nonrenewal of permits or the imposition of additional conditions could have a material adverse effect on the Company's financial condition or results of operations.

REGULATIONS AND MINING LEGISLATION

     The Company's activities are also subject to extensive Federal, state and local laws and regulations governing matters relating to mine safety, occupational health, labor standards, prospecting, exploration, production, exports and taxes. The Company has not experienced any material difficulty emanating from these extensive laws and regulations in the past, nor does it have any basis to expect any material difficulty relating to existing laws and regulations in the future. The Company believes that it has successfully complied in all material respects with all Federal, state and local requirements for the current operations and planned expansion of its mining activities at the Stillwater Mine. Compliance with these and other laws and regulations could require significant capital outlays. New laws and regulations, amendments to existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on the Company's results of operations and financial condition and, in the worst case, could render the Company's mining operations uneconomic. See Item 1, "Business-Mining Claims" and "Business-Current Operations-Regulatory and Environmental Matters."

DEPENDENCE ON A SINGLE MINE

     All of the Company's revenues are currently derived from its mining and milling operations at the Stillwater Mine. Although the Company has not experienced any serious production interruption since production began in 1987, if the operations at the Stillwater Mine or at any of the Company's processing facilities were to be reduced, interrupted or curtailed, the Company's ability to generate revenues and profits in the future would be materially adversely affected.

TITLE TO PROPERTIES

     The validity of unpatented mining claims on public lands, which constitute most of the property holdings of the Company, is often uncertain and may be contested and subject to title defects. While the Company has obtained various reports, opinions and certificates of title with respect to certain of the claims it owns or to which it has the rights in accordance with what the Company believes is industry practice, there can be no assurance that the title to any of its claims may not be defective. See "Business-Mining Claims" and "Business-Current Operations-Regulatory and Environmental Matters."

WORKERS' COMPENSATION

     The Company has been allowed by the Employment Relations Division of the Montana Department of Labor and Industry to self-insure its obligations under the Montana Workers' Compensation Act through July 31, 1997, by posting a letter of credit in the amount of $1.5 million. The Employment Relations Division has the authority to grant, deny or revoke applications to be self-insured for workers' compensation obligations, and there can be no assurance that the company will be allowed to maintain its self-insured status indefinitely. Failure to maintain its self-insured status for workers' compensation obligations would have a material adverse impact on the Company and could render the Company's operations uneconomic.

                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

                              REPORT OF MANAGEMENT

         Management is responsible for the preparation of the accompanying financial statements and for other financial and operating information in the annual report. Management believes that its accounting systems and internal accounting controls, together with other controls, provide assurance that all accounts and records are maintained by qualified personnel in requisite detail, and accurately and fairly reflect transactions of Stillwater Mining Company in accordance with established policies and procedures.

         The Board of Directors has an Audit Committee, none of whose members are officers or employees of the Company or its affiliates. The Audit Committee recommends independent accountants to act as auditors for the Company; reviews the Company's financial statements; confers with the independent accountants with respect to the scope and results of their audit of the Company's financial statements and their reports thereon; reviews the Company's accounting policies, tax matters and internal controls; and oversees compliance by the Company with the requirements of Federal regulatory agencies. Access to the Audit Committee is given to the Company's financial and accounting officers and independent accountants.

     John E. Andrews  PRESIDENT
     R. Daniel Williams  CHIEF FINANCIAL OFFICER


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Stillwater Mining Company



         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly in all material respects, the financial position of Stillwater Mining Company and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note 2, the Company changed its method of accounting for mine development expenditures in 1996.




PRICE WATERHOUSE LLP
Denver, Colorado
March 14, 1997



                                                STILLWATER MINING COMPANY
----------------------------------------------------------------------------------------------------------------------------
                                                CONSOLIDATED BALANCE SHEET

                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
DECEMBER 31,                                                                                   1996              1995
---------------------------------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                                  $ 16,389         $     714
Short-term investments                                                                       17,060            23,933
Inventories                                                                                  13,522            18,450
Other current assets                                                                          1,292             1,237
Deferred income taxes                                                                           798               640
---------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                   49,061            44,974
---------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                                          187,802           115,784
Other noncurrent assets                                                                       3,047             1,417
---------------------------------------------------------------------------------------------------------------------
      Total assets                                                                         $239,910          $162,175
=====================================================================================================================


---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligations                           $   1,463       $       460
Accounts payable                                                                              5,039             4,751
Accrued payroll and benefits                                                                  2,289             1,909
Property, production and franchise taxes payable                                              3,120             2,272
Other current liabilities                                                                     3,922               862
Amounts payable to affiliates                                                                     -               116
---------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                              15,833            10,370
---------------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations                                                 62,563             8,713
Other noncurrent liabilities                                                                  2,528             2,346
Deferred income taxes                                                                        15,320             8,441
Commitments and contingencies (Note 13)                                                           -                 -
---------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                      96,244            29,870
---------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued                                                                        -                 -
Common stock, $.01 par value, 50,000,000 shares
   authorized, 20,135,912 and 20,065,232 shares issued and
   outstanding in 1996 and 1995, respectively                                                   201               201
Paid-in capital                                                                             138,093           137,814
Accumulated earnings (deficit)                                                                5,372            (5,710)
---------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                            143,666           132,305
---------------------------------------------------------------------------------------------------------------------

      Total liabilities and stockholders' equity                                           $239,910          $162,175
=====================================================================================================================

The accompanying notes are an integral part of these financial statements.




                                                   STILLWATER MINING COMPANY
----------------------------------------------------------------------------------------------------------------------------
                                              CONSOLIDATED STATEMENT OF OPERATIONS

                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31,                                                         1996             1995              1994
-----------------------------------------------------------------------------------------------------------------------
REVENUES                                                                     $56,214          $51,335           $54,934
-----------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of metals sold                                                           50,175           45,864            46,041
Depreciation and amortization                                                  8,699            5,749             5,232
Administrative expenses                                                        1,760            1,974               768
Write-down of asset                                                              772                -                 -
-----------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                                                61,406           53,587            52,041
-----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                                       (5,192)          (2,252)            2,893

OTHER INCOME (EXPENSE)
Interest income                                                                2,138            2,795               221
Interest expense, net of capitalized interest of $2,218, $0, and $0           (1,461)            (431)             (320)
-----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                     (4,515)             112             2,794

INCOME TAX BENEFIT (PROVISION)                                                 1,736              (44)             (243)
-----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                     (2,779)              68             2,551

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
   OF DEBT, NET OF INCOME TAX BENEFIT OF $357                                      -                -              (568)
-----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                                          (2,779)              68             1,983

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET
   OF INCOME TAX PROVISION OF $8,677                                          13,861                -                 -
-----------------------------------------------------------------------------------------------------------------------


NET INCOME                                                                   $11,082       $       68          $  1,983
=======================================================================================================================

PRIMARY INCOME (LOSS) PER COMMON SHARE
Income (loss) before cumulative
   effect of accounting change                                               $  (0.13)    $         -
Cumulative effect of accounting change                                           0.67               -
-----------------------------------------------------------------------------------------------------------------------

Net income                                                                   $   0.54     $         -
=======================================================================================================================

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE
Income (loss) before cumulative effect of
   accounting change                                                         $  (0.12)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                           0.63
-----------------------------------------------------------------------------------------------------------------------

Net income                                                                   $   0.51
=======================================================================================================================

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING
Primary                                                                       20,555           20,501
Fully diluted                                                                 21,847           20,501

The accompanying notes are an integral part of these financial statements.


                                                     STILLWATER MINING COMPANY
----------------------------------------------------------------------------------------------------------------------------
                                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           (IN THOUSANDS)

YEAR ENDED DECEMBER 31,                                                         1996             1995              1994
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $  11,082          $    68          $  1,983
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Extraordinary loss on early extinguishment
         of debt, net of income tax benefit of $357                                -                -               568
      Depreciation and amortization                                            8,699            5,749             5,232
      Deferred income taxes                                                   (1,736)            (257)             (128)
      Cumulative effect of accounting change,
         net of income tax provision of $8,677                               (13,861)               -                 -
      Write-down of asset                                                        772                -                 -
      Other                                                                      212              153               322
Changes in operating assets and liabilities:
      Decrease in inventories                                                  4,928              223               410
      Increase in other current assets                                           (55)            (344)             (439)
      (Decrease) increase in current liabilities                               4,241             (314)              953
      Increase in noncurrent liabilities                                         182              731               319
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     14,464            6,009             9,220
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, including capitalized interest                         (58,413)         (46,133)           (9,315)
Purchase of short-term investments                                           (48,290)        (189,183)                -
Proceeds from sale and maturity of short-term investments                     55,163          165,250                 -
Proceeds from sale of assets                                                     118              433               118
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                        (51,422)         (69,633)           (9,197)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                                         414               56            95,676
Exercise of stock warrants                                                         -                2             3,483
Redemption of common stock                                                      (134)            (101)          (44,000)
Proceeds from capital lease and debt issue, net of debt issue costs           53,206            7,460             4,424
Payments on long-term debt and capital lease obligations                        (853)             (73)           (5,065)
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     52,633            7,344            54,518
-----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
Net increase (decrease)                                                       15,675          (56,280)           54,541
Balance at beginning of year                                                     714           56,994             2,453
-----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                     $  16,389          $   714         $  56,994
=======================================================================================================================

SUPPLEMENTAL INFORMATION
Cash paid (received) during the year for:
   Interest expense, net of capitalized interest                           $     828          $   132         $     304
   Income taxes                                                            $       -          $  (301)        $     265

The accompanying notes are an integral part of these financial statements.


                                                      STILLWATER MINING COMPANY
----------------------------------------------------------------------------------------------------------------------------
                                             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                          (IN THOUSANDS)
                                                                                                ACCUMULATED
                                                             SHARES       COMMON     PAID-IN     EARNINGS        TOTAL
                                                          OUTSTANDING     STOCK      CAPITAL     (DEFICIT)       EQUITY
-----------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994                                20,070        $201       $137,748      $(5,778)    $132,171
Common stock redeemed                                           (5)          -           (101)           -         (101)
Common stock issued for employee benefit plans                   -           -            109            -          109
Other -                                                          -           -             58            -           58
Net income                                                       -           -              -           68           68
-----------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                                20,065        $201       $137,814      $(5,710)    $132,305
Common stock redeemed                                           (7)          -           (134)           -         (134)
Common stock issued for employee benefit plans                  78           -            455            -          455
Other -                                                          -           -            (42)           -          (42)
Net income                                                       -           -              -       11,082       11,082
-----------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                                20,136        $201       $138,093       $5,372     $143,666
=======================================================================================================================
The accompanying notes are an integral part of these financial statements.

                            STILLWATER MINING COMPANY
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS

                                     NOTE 1
                              NATURE OF OPERATIONS

     Stillwater Mining Company (the "Company"), a Delaware corporation, is engaged in the exploration, development, mining and production of platinum, palladium and associated minerals from properties located in Stillwater and Sweet Grass Counties, Montana.

     Prior to October 1, 1993, the Company consisted of Stillwater Mining Company (SMC) and Stillwater PGM Resources (SPGMR) which were both Colorado general partnerships equally owned by Chevron U.S.A. Inc. ("Chevron"), a subsidiary of Chevron Corporation, and Manville Mining Company ("Manville"), a subsidiary of Manville Corporation. The partners shared equally in all of the Company's profits, losses and funding. In 1993, the partners approved the reorganization of SMC and SPGMR into a single corporation effective October 1, 1993. The Company issued 6.75 million shares of common stock to SMC and 675,000 shares to SPGMR and all assets and liabilities of SMC and SPGMR were transferred to the new corporation. In addition, Manville and Chevron contributed land and other property at historical cost of $294,000 in return for the issuance of 37,500 shares of common stock each to Manville and Chevron. SMC and SPGMR subsequently transferred all of their shares in the Company equally to Manville and Chevron and were dissolved. The Company had previously issued 7.5 million shares of common stock to SMC upon incorporation in December 1992.

     The reorganization was accounted for as a reorganization of entities under common control, using historical cost, in a manner similar to a pooling of interests. The Company restated all historical financial information to reflect the reorganization. Earnings and losses prior to October 1, 1993 were treated as constructive distributions or capital returns to the partners and were included in paid-in capital.

     On September 16, 1994, the Company redeemed Chevron's entire 50% interest for $44 million. In December 1994, Manville, in connection with the Company's initial public offering of common stock, sold 2,112,500 shares reducing its ownership to approximately 27%. In August 1995, Manville sold its remaining interest in the Company to a group of institutional investors.

     The Company's operations can be significantly impacted by risks and uncertainties associated with the mining industry as well as those specifically related to its operations. The risks and uncertainties that can impact the Company include but are not limited to the following: metals price volatility, dependence on a single mine, expansion plan completion, reserve estimation, exploration and development, competition, environmental obligations, limited refining sources, governmental regulations and ownership of and access to mineral reserves.

                            STILLWATER MINING COMPANY
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS

                                     NOTE 2
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Stillwater Mining Company and its wholly owned subsidiary (collectively referred to as the "Company"). All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current year presentation.

USE OF ESTIMATES

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. The more significant areas requiring the use of management's estimates relate to certain inventory quantities, mineral reserves, reclamation and environmental obligations, valuation allowance for deferred tax assets, useful lives for depreciation and amortization, and future cash flows from long-lived assets.
Actual results could differ from these estimates.

CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

     Short-term investments consist primarily of corporate bonds and commercial paper with maturities of less than two years from the date of settlement. Under Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, these securities are carried at amortized cost, which approximates fair value, as the Company has the ability and intent to hold to maturity.

REVENUE RECOGNITION

     Revenue is recognized when the product is delivered and title transfers to the buyer. Revenues consist of the sales revenue for platinum and palladium, including any hedging gain or loss. By-product metals revenue and secondary materials processing revenue are included as an offset to cost of metals sold.

                            STILLWATER MINING COMPANY
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS


HEDGING PROGRAM

     The Company enters into forward sale contracts and put and call option contracts from time to time to reduce the effect of price changes in platinum and palladium on the Company's sales. The results of these transactions are included in sales revenue at the time the hedged production is sold.

INVENTORIES

     Metals inventories are valued at the lower of average cost or net realizable value. Production costs include the cost of direct labor, raw materials, depreciation and amortization, as well as administrative expenses. Materials and supplies inventories are valued at the lower of average cost or replacement value.

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives ranging from five to 20 years, or for capital leases, the term of the related leases. Maintenance and repairs are charged to expense as incurred. Mine development expenditures incurred to increase existing production, develop new ore bodies, or develop property substantially in advance of production are capitalized and amortized using the units-of-production method. Interest is capitalized on expenditures related to construction or development projects actively being prepared for their intended uses and amortized using the same basis of depreciation as the related asset. Capitalization is discontinued when the asset enters commercial operation or development ceases. Exploration costs are expensed as incurred.

     Effective January 1, 1996, the Company changed its method of accounting for mine development expenditures whereby certain direct and indirect costs related to development activities, which were previously expensed as incurred, are now capitalized. This change is believed to better present current income from mining activities because it results in a better matching of expenses with the revenue generated as a result of those expenses. The effect of the accounting change on 1996 was to increase net income by approximately $5.2 million ($0.25 per share). Assuming the accounting change had been applied retroactively, the unaudited pro forma effect would have been an increase in net income of $3.0 million ($0.15 per share) in 1995.

     In 1995, the Company adopted SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires that an impairment loss be recognized in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable, and estimated undiscounted future net cash flows are less than the carrying amount of the asset. The effect of adopting SFAS No. 121 was not material.

                            STILLWATER MINING COMPANY
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS

EARNINGS PER SHARE

     Primary earnings per share are determined by dividing net income by the weighted average number of common shares and common stock equivalents outstanding. Fully diluted earnings per share are determined by dividing net income by the weighted average number of common shares, common stock equivalents and other dilutive shares (non-common stock equivalents) outstanding. Earnings per share has not been presented for 1994, since the Company completed its initial public offering in December, 1994.

STOCK-BASED COMPENSATION

     The Company elected SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, in 1996 and, as permitted by SFAS No. 123, the Company will continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and has made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting, as defined in SFAS No. 123, had been applied.

CAPITALIZATION OF FINANCING COSTS

     Financing costs related to the issuance of debt securities are capitalized and amortized over the life of the indebtedness.

MINE CLOSURE AND RECLAMATION

     Minimum standards for mine closure and reclamation costs have been established by various governmental agencies. Such costs are accrued and charged over the life of the mine using the units-of-production method. Expenditures related to ongoing reclamation programs are expensed as incurred. As of December 31, 1996, the Company has posted $4.2 million in reclamation bonds for state and federal requirements, which also represents the Company's best estimate of future reclamation and mine closure costs under existing environmental legislation and the current operations plan. The accrued reclamation liability was $556,000 and $490,000 at December 31, 1996 and 1995, respectively.

INCOME TAXES

     Income taxes are determined using the asset and liability approach in accordance with the provisions set forth in SFAS No. 109, ACCOUNTING FOR INCOME TAXES. This method gives consideration to the future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on currently enacted tax rates.

                           STILLWATER MINING COMPANY
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS

SIGNIFICANT CUSTOMERS

     Sales to three customers represented approximately 98%, 92% and 96% of total revenues for the years ended December 31, 1996, 1995 and 1994, respectively. The Company sells its metals to a small number of customers and brokers; however, the Company is not economically dependent upon these customers since platinum and palladium can be readily sold in numerous markets throughout the world.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, other current assets, accounts payable, other current liabilities, long-term debt, capital lease obligations and other noncurrent liabilities. The carrying amounts of cash and cash equivalents, other current assets, accounts payable, and other current liabilities approximate fair value due to their short maturities. At December 31, 1996 and 1995, based on rates available for similar types of obligations, the fair values of long-term debt, capital lease obligations and other noncurrent liabilities were not materially different from their carrying amount. Other financial instruments as of December 31, 1996 consist of a letter of credit for $100,000, backed by a certificate of deposit.



                                     NOTE 3
                                   INVENTORIES

     Inventories consisted of the following (in thousands):

DECEMBER 31,                                      1996                   1995
-------------------------------------------------------------------------------
Raw ore                                     $      273          $         551
Concentrate and in-process                       6,570                  1,976
Matte and finished goods                         3,529                 12,718
-------------------------------------------------------------------------------
                                                10,372                 15,245
Materials and supplies                           3,150                  3,205
-------------------------------------------------------------------------------
                                            $   13,522          $      18,450
===============================================================================

                           STILLWATER MINING COMPANY
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS


                                     NOTE 4
                          PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

DECEMBER 31,                                              1996             1995
--------------------------------------------------------------------------------
Equipment                                           $   22,067    $      21,768
Leased equipment                                        11,088            7,485
Facilities                                              54,522           28,656
Mine development                                        94,900           54,827
Land                                                     2,221            2,159
Construction-in-process                                 46,642           37,571
--------------------------------------------------------------------------------
                                                       231,440          152,466
Less accumulated depreciation and amortization         (43,638)         (36,653)
--------------------------------------------------------------------------------
                                                     $ 187,802    $     115,813
================================================================================




                                     NOTE 5
                  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

SPECIAL INDUSTRIAL EDUCATION IMPACT REVENUE BONDS

     These bonds were issued in 1989 in three series by the Company to finance impact payments to local school districts. The bonds bear interest at varying rates between 6.5% and 7.8% and mature in increasing annual principal amounts through 2009. Balances outstanding at December 31, 1996 and 1995 were $1.6 million and $1.7 million, respectively, of which $75,000 and $75,000 were classified as current, respectively. The bonds are secured by guarantees from Chevron Corporation, which are collateralized by the Company's real estate. Scheduled principal repayments during the years 1997 through 2001 are $75,000, $85,000, $92,500, $105,000 and $110,000, respectively. Scheduled principal repayments subsequent to 2001 total $1.2 million.

CONVERTIBLE SUBORDINATED NOTES

     On April 29, 1996, the Company sold $50 million of its 7% Convertible Subordinated Notes Due 2003 (the "Convertible Notes"), maturing on May 1, 2003. On May 14, 1996, the initial purchaser exercised its over-allotment option and purchased an additional $1.45 million of Convertible Notes. The Convertible Notes are unsecured, subordinated obligations. As of December 31, 1996, $51.5 million is classified as long-term debt.

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

                           STILLWATER MINING COMPANY
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS


     In connection with the offering of the Convertible Notes, the Company filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, relating to the resale of the Convertible Notes and the common stock issuable upon conversion. This registration statement was declared effective by the Securities and Exchange Commission on December 19, 1996.

EQUIPMENT LEASE AGREEMENTS
     In October 1995, the Company entered into a five-year, $7.5 million equipment leasing agreement with Senstar Capital Corporation. During 1996, the Company entered into three additional five-year equipment leasing agreements with Senstar Capital Corporation, for the following amounts: $790,000, $1.5 million, and $1.5 million. The agreements cover new underground mining equipment acquired in 1995 or 1996 and each contain a two-year renewal option at the end of five years. Based upon the provisions of the leasing agreements, all leases qualify as capital leases, and the renewal options qualify as an extension of the base lease term. As a result, all leased equipment has been capitalized and is being depreciated over seven years. Future minimum payments under the equipment leases are as follows (in thousands):

YEAR ENDING DECEMBER 31,
--------------------------------------------------------------------------------
1997                                                                   $  2,212
1998                                                                      2,547
1999                                                                      2,826
2000                                                                      2,680
2001                                                                      1,865
Subsequent to 2001                                                        1,653
--------------------------------------------------------------------------------
Total minimum lease payments                                             13,783
Less amount representing interest                                        (2,924)
--------------------------------------------------------------------------------
Present value of net minimum lease payments                              10,859
Less current portion                                                     (1,388)
--------------------------------------------------------------------------------
Total capital lease obligation                                         $  9,471
================================================================================


CREDIT AGREEMENT

     As of April 19, 1994, the Company entered into a credit agreement with N M Rothschild & Sons Limited for an unsecured working capital line of credit up to a maximum of $15 million, subject to a borrowing base computation. The line of credit was scheduled to expire on December 31, 1997 but subsequent to December 31, 1996 has been extended to April 30, 1998. Interest on amounts drawn is payable at 1.5% per annum over the prevailing London Interbank Offered Rate or 0.5% over the prevailing prime rate. Fees of 1.5% per annum are levied on the aggregate amount of any letters of credit issued under the facility and a commitment fee of 0.5% per annum is payable on available but undrawn amounts. Such fees totaled $58,000, $80,000 and $50,000 in 1996, 1995 and 1994,

                           STILLWATER MINING COMPANY
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS


respectively. The Company has granted a negative pledge on its inventory during the term of the credit agreement, and the Company is required to abide by certain financial covenants. As of December 31, 1996, the Company has approximately $5.8 million available, is in compliance with all financial covenants and has no debt outstanding under this facility.

                                     NOTE 6
                             EMPLOYEE BENEFIT PLANS

     On June 1, 1993, the Company established the Stillwater Mining Company 401(k) Plan and Trust (the "existing plan"). From June 1, 1993 through September 30, 1996, all eligible employees could participate in this plan. On October 1, 1996, the Company established the Stillwater Mining Company 401(k) Plan and Trust for Bargaining Unit Employees ("the new plan"). All bargaining unit employees' assets were transferred to the new plan, while all non-bargaining unit employees continue participation under the existing plan. All current employees  of the Company  with at least six months of  consecutive  service are eligible to participate in their appropriate plan. Other than the differentiation between bargaining unit employees and non-bargaining unit employees, the plans are identical. The Company matches employee contributions at a 2:1 ratio up to 3% of the employee's gross wages. Both plans have a two-year cliff vesting period. Monthly contributions are made to separate trust funds administered by an independent investment manager. Company contributions to the plans totaled $858,000, $749,000 and $672,000 in 1996, 1995 and 1994,
respectively.


                                     NOTE 7
                 COMMON AND PREFERRED STOCK PLANS AND AGREEMENTS

STOCK PLAN

     In September 1994, the Company adopted the Stillwater Mining Company 1994 Stock Plan (the "Stock Plan"), which enables the Company to grant stock options or restricted stock to employees and non-employee directors. The options are in the form of either incentive stock options or non-qualified stock options and may be granted with stock appreciation rights (SARs). SARs permit holders to receive either cash or shares of common stock with value equal to the excess of the market price over the grant price in exchange for the surrender of the SARs. Shares issuable under the Stock Plan may be newly issued or shares purchased on the open market.

     The Stock Plan is administrated by the Compensation Committee of the Company's Board of Directors which determines the exercise price, exercise period, vesting period and all other terms. Unexercised options expire ten years after the date of grant.

                           STILLWATER MINING COMPANY
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS

     The Stock Plan covers a total of 1,500,000 shares of common stock with approximately 432,000 shares available for grant as of December 31, 1996. Stock option activity for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:

                                                               Weighted Average
                                                  Shares        Exercise Price
                                                  ------        --------------
Options granted in 1994                          635,625            $5.87
--------------------------------------------------------------------------------
Options outstanding at December 31, 1994
    (150,000 exercisable)                        635,625            $5.87
1995 Activity:
    Options granted                              219,250           $19.83
    Options exercised                               (400)           $5.87
    Options canceled                              (9,275)           $5.87
--------------------------------------------------------------------------------
Options outstanding at December 31, 1995
    (303,688 exercisable)                        845,200            $9.49
--------------------------------------------------------------------------------
1996 Activity:
    Options granted                              278,775           $21.40
    Options exercised                            (77,595)           $5.87
    Options canceled                             (40,575)          $18.56
--------------------------------------------------------------------------------
Options outstanding at December 31, 1996
    (674,592 exercisable)                      1,005,805           $12.70
================================================================================

                           STILLWATER MINING COMPANY
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS


     The following table summarizes information concerning currently outstanding and exercisable options:

                                                    Options Outstanding                 Options Exercisable
                                                    -------------------                 -------------------
                                                  Average          Weighted                           Weighted
              Range of           Number          Remaining          Average          Number            Average
           Exercise Price      Outstanding     Contract Life    Exercise Price     Exercisable     Exercise Price
           --------------      -----------     -------------    --------------     -----------     --------------

               $5.87            548,355            7.75             $5.87             548,355          $5.87
           $13.44 - $20.00       213,475           8.76             $19.17            101,737          $19.25
           $20.50 - $28.12       243,975           9.20             $23.02             24,500          $22.25
                               ---------                                              -------
                               1,005,805                                              674,592
                               =========                                              =======

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

YEAR ENDED DECEMBER 31,                      1996              1995
--------------------------------------------------------------------------------
Expected life (years)                        4-10              4-10
Interest rate                             5.2% - 6.2%       5.9% - 7.9%
Volatility                                  44.87%            41.51%
Dividend yield                                 -                 -
================================================================================

   Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for per share amounts):

                           STILLWATER MINING COMPANY
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS


                                                      1996             1995
--------------------------------------------------------------------------------
Pro forma net income (loss)                          $9,697            $(254)
Pro forma income (loss) per share:
     Primary                                          $0.47            $(0.01)
     Fully diluted                                    $0.44              n/a
================================================================================

     Additionally, 30,000 shares of restricted stock were granted in September 1994. Deferred compensation related to restricted stock was recorded as a component of paid-in capital and is amortized over the two-year vesting period.

STOCKHOLDERS' RIGHTS AGREEMENT

     In October 1995, the Board of Directors of the Company adopted a Rights Agreement under which Stillwater stockholders of record as of November 15, 1995 received a dividend in the form of Preferred Stock Purchase Rights (the "Rights"). The Rights permit the holder to purchase one one-thousandth of a share (a unit) of Series A Preferred Stock at an initial exercise price of $80 per unit under certain circumstances. The purchase price, the number of units of Preferred Stock and the type of securities issuable upon exercise of the Rights are subject to adjustment. The Rights expire on October 26, 2005 unless earlier redeemed or exchanged. Until a Right is exercised, the holder thereof has no rights as a stockholder of the Company, including the right to vote or receive dividends. Subject to certain conditions, the Rights become exercisable ten business days after a person or group acquires or commences a tender or exchange offer to acquire a beneficial ownership of 15% or more of the Company's outstanding common stock.

                           STILLWATER MINING COMPANY
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS

                                     NOTE 8
                                  INCOME TAXES

     The total income tax provision (benefit) has been allocated as follows (in thousands):

YEAR ENDED DECEMBER 31,                         1996        1995          1994
------------------------------------------------------------------------------


Income tax provision (benefit)             $   (1,736)  $      44    $      243
Extraordinary loss                               -              -          (357)
Cumulative effect in accounting change          8,677           -          -
-------------------------------------------------------------------------------
Total income tax provision (benefit)       $    6,941   $      44    $     (114)
===============================================================================

     The components of the income tax provision (benefit) consisted of the following (in thousands):


YEAR ENDED DECEMBER 31,                          1996         1995         1994
-------------------------------------------------------------------------------
Current federal                            $      220    $    (117)   $     233
Current state                                       -            -          (28)
-------------------------------------------------------------------------------
   Total current                                  220         (117)         205
-------------------------------------------------------------------------------
Deferred federal                               (2,137)         498          (33)
Deferred state                                    181         (337)          71
-------------------------------------------------------------------------------
   Total deferred                              (1,956)         161           38
-------------------------------------------------------------------------------
Income tax provision (benefit)             $   (1,736)   $      44    $     243
===============================================================================

     The deferred tax (assets) liabilities are comprised of the tax effect of the following (in thousands):

DECEMBER 31,                                               1996            1995
-------------------------------------------------------------------------------
Property and equipment                                $   6,638      $    7,997
Mine development costs                                   17,797           8,382
-------------------------------------------------------------------------------
Total deferred tax liabilities                           24,435          16,379
-------------------------------------------------------------------------------
Capital lease obligations                                  (521)         (2,950)
Noncurrent liabilities                                   (1,400)           (881)
Current liabilities                                        (248)           (475)
Inventory                                                   (35)            (39)
State tax deduction                                      (1,245)           (485)
Net operating loss carryforwards                        (15,141)         (3,748)
-------------------------------------------------------------------------------
Total deferred tax assets                               (18,590)         (8,578)
-------------------------------------------------------------------------------
Net deferred tax liability                            $   5,845      $    7,801
===============================================================================

                           STILLWATER MINING COMPANY
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS


     The following is a reconciliation between the tax provision determined by applying the federal statutory income tax rate of 35% in 1996 and 1995 and 34% in 1994 to pre-tax income, and the Company's tax provision (benefit) (in thousands):

YEAR ENDED DECEMBER 31,                            1996      1995        1994
------------------------------------------------------------------------------
Income (loss) before income taxes,
  extraordinary loss and cumulative
  effect of accounting change                  $ (4,515)   $   112    $  2,794
==============================================================================
Income taxes at statutory rate                 $ (1,580)   $    39    $    950
State income taxes, net of federal benefit         (134)         5         120
Adjustment to prior year's tax provision              -          -        (810)
Other                                               (22)         -         (17)
------------------------------------------------------------------------------
Income tax provision (benefit)                 $ (1,736)   $    44    $    243
==============================================================================

     The adjustment of the 1994 tax provision relates to the tax basis in development costs that were originally thought to be accounted for by the partners separately, leaving no tax basis for the Company.

     At December 31, 1996, the Company had approximately $39.7 million of regular tax net operating loss carryforwards expiring during 2009 through 2011.

                                     NOTE 9
                        PRECIOUS METALS HEDGING CONTRACTS

     Precious metals hedging contracts at December 31, 1996 consist of spot deferred forward sales contracts. Realization under these contracts is dependent upon the counterparties performing in accordance with the terms of the contracts. The Company does not anticipate nonperformance of the counterparties.

     Forward sales contracts require the future delivery of metals at a specified price.

     On December 31, 1996, the London A.M. Fix was $370.25 per ounce of platinum and $116.50 per ounce of palladium. At December 31, 1996, the Company's outstanding hedge contracts covering anticipated 1997 sales volumes are as follows:
                                                             1997
                                                    ------------------------
                                                                     Average
                                                    Hedged            Price
                                                    Ounces         Per Ounce
----------------------------------------------------------------------------
PLATINUM
Forward sales contracts (spot deferred)              5,920         $388.55
----------------------------------------------------------------------------
PALLADIUM
Forward sales contracts (spot deferred)             31,930         $121.28
----------------------------------------------------------------------------

                           STILLWATER MINING COMPANY
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS


                                     NOTE 10
                          COMMITMENTS AND CONTINGENCIES

REFINING AGREEMENTS

     The Company has contracted with two separate entities to refine its filter cake production. These contracts contain termination clauses upon adequate notice but may require a substantial payment in the form of a cancellation fee. The Company currently has no plans to terminate these contracts within the next twelve months.

ELECTRIC SERVICE AGREEMENT

     During 1996, Montana Power Company ("MPC") upgraded the Company's transmission line and substation facilities. The cost of this upgrade to MPC totaled approximately $2.9 million. In a contract between MPC and the Company dated June 1, 1996, the Company agrees to reimburse MPC for these costs through additional electrical revenues produced from the Company's increased load in excess of 8,000 kilowatts. At the completion of the five-year agreement, or at such earlier date if the Company terminates operations, if the total additional revenues, as defined in the contract between MPC and the Company, have not met or exceeded MPC's investment cost, the Company will be required to pay MPC the difference.

                           STILLWATER MINING COMPANY
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS


                                     NOTE 11
                           QUARTERLY DATA (UNAUDITED)

     Quarterly earnings data for the years ended December 31, 1996 and 1995 were as follows (in thousands, except per share data):

                                    FIRST      SECOND     THIRD        FOURTH
-----------------------------------------------------------------------------
1996 QUARTERS
-----------------------------------------------------------------------------
Revenue                           $13,649    $10,650     $16,482      $15,433
Operating income (loss)                18     (1,336)     (1,550)      (2,324)
Net income (loss)                  13,851       (635)       (812)      (1,322)
Net income (loss) per share          0.67      (0.03)      (0.04)       (0.06)
-----------------------------------------------------------------------------
1995 QUARTERS
-----------------------------------------------------------------------------
Revenue                           $12,523    $17,891     $10,168      $10,753
Operating income (loss)               495     (1,209)     (1,675)         137
Net income (loss)                     777       (259)       (722)         272
Net income (loss) per share          0.04      (0.01)      (0.04)        0.01



                                     NOTE 12
                          MINERAL RESERVES (UNAUDITED)


     Proven and probable platinum and palladium reserves (1) consisted of the following:


---------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                            1996           1995           1994           1993          1992
---------------------------------------------------------------------------------------------------------------------------
STILLWATER MINE
Ore reserves (thousands of tons)                       15,619        11,072         10,797         10,561         8,099
Grade (2)                                                0.80          0.82           0.82           0.82          0.77
Contained metal (thousands of ounces)
   Platinum (3)                                         2,907         2,016          1,976          1,929         1,392
   Palladium (3)                                        9,595         7,058          6,918          6,751         4,873
---------------------------------------------------------------------------------------------------------------------------
   Total contained metal                               12,502         9,074          8,894          8,680         6,265
===========================================================================================================================

EAST BOULDER
Ore reserves (thousands of tons)                       11,510        11,510         11,510         11,573        11,535
Grade (2)                                                0.79          0.79           0.79           0.79          0.79
Contained metal (thousands of ounces)
   Platinum (3)                                         2,025         2,025          2,025          2,025         2,034
   Palladium (3)                                        7,087         7,087          7,087          7,087         7,118
---------------------------------------------------------------------------------------------------------------------------
   Total contained metal                                9,112         9,112          9,112          9,112         9,152
===========================================================================================================================

                           STILLWATER MINING COMPANY
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS


Summary operating information was as follows:

--------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,             1996      1995      1994      1993      1992
--------------------------------------------------------------------------------
Ounces produced (in thousands)
   Platinum                           59        51        63        66        53
   Palladium                         196       169       207       218       175
Average realized price per ounce
   Platinum                         $410      $425      $399      $376      $360
   Palladium                        $144      $157      $138      $125      $ 89
--------------------------------------------------------------------------------

(1) Derived from mineral reserve estimates prepared by independent consultants as of December 31, 1995 and July 1, 1992 and adjusted for production, additional drilling and development. The increase in reserves in 1993 can be attributed to additional drilling and development, the use of a lower cut-off grade and adjustment for historical mining experience. The increase in reserves in 1996 and 1995 can be attributed to additional drilling and development.

(2) Expressed in contained ounces of platinum and palladium per ton.

(3) Based on the ratio of 1.0 part of platinum to 3.5 parts of palladium.

                                     ITEM 9
                        CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
               --------------------------------------------------

                                 NOT APPLICABLE


                                    PART III
--------------------------------------------------------------------------------

                                     ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               --------------------------------------------------

     For information concerning the Company's executive officers, reference is made to the information set forth under the caption "Executive Officers of the Registrant" located in Item 1 of this Form 10-K. For information concerning the Company's directors and compliance by the Company's directors, executive officers and significant stockholders with the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended, reference is made to the information set forth under the captions "Election of Directors" and "Compliance with Section 16(a) - Beneficial Ownership Reporting Compliance," respectively, in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 1997, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                     ITEM 11
                             EXECUTIVE COMPENSATION
                             ----------------------

     Reference is made to the information set forth under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement for the Annual Meeting of Stockholders, to be held on April 25, 1997, to be filed pursuant to Regulation 14A, which information (except for the Report of the Compensation Committee of the Board of Directors and the Performance Graph) is incorporated herein by reference.

                                     ITEM 12
                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT
                              ---------------------

     Reference is made to the information set forth under the caption "Security Ownership of Principal Stockholders and Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 1997, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                     ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                 ----------------------------------------------
     Reference is made to the information contained under the caption "Certain Transactions" contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 1997, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.


                                     PART IV
--------------------------------------------------------------------------------

                                     ITEM 14
                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K
                             -----------------------

(a)      Documents filed as part of this Form 10-K
         1. Financial Statements                                   See Item 8
            Report of Independent Accountants                              27
            Report of Management                                           27
            Balance Sheet                                                  28
            Statement of Operations                                        29
            Statement of Cash Flows                                        30
            Statement of Changes in Stockholders'  Equity                  31
            Notes to Financial Statements                                  32
         2. Financial Statement Schedules. (not applicable)
(b)      Reports on Form 8-K - None
(c)      Exhibits.


                                    EXHIBITS

Number   Description
2.1 Exchange Agreement for 10,000 shares of common stock dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant's
         Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the "1994 S-1")).
3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the 1994 S-1).
3.2 Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the "1994 S-1")).
10.1     1994 Stock Plan (incorporated  by reference to Exhibit 10.1 to the 1994
         S-1).*
10.2 Employment Agreement with John E. Andrews dated as of September 19, 1994 (incorporated by reference to Exhibit 10.4 to the 1994 S-1).*
10.3 Description of Incentive Program of John M. Sharratt, John E. Andrews and Charles R. Engles (incorporated by reference to Exhibit 10.5 to the Registrant's 1995 Form 10-K).*
10.4 Matte Toll Refining and Purchase Agreement dated May 2, 1989 (incor-porated by reference to Exhibit 10.6 to the 1994 S-1).
10.5 Credit Agreement between Stillwater Mining Company as borrower and N M Rothschild & Sons Limited as Lender, dated as of April 19, 1994 (incorporated by reference to Exhibit 10.7 to the 1994 S-1).
10.6 Mining and Processing Agreement dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).
10.7 Conveyance of Royalty Interest and Agreement dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.8 Agreement for Electric Service between the Montana Power Company and Stillwater Mining Company dated July 1, 1990 (incorporated by reference to Exhibit 10.10 to the 1994 S-1).
10.8.1 Agreement for Electric Service between the Montana Power Company and Stillwater Mining Company dated June 1, 1996.
10.9 Stock Redemption Agreement dated July 28, 1994 (incorporated by reference to Exhibit 10.11 to the 1994 S-1).
10.10 Note and Warrant Purchase Agreement dated September 16, 1994 (incorporated by reference to Exhibit 10.12 to the 1994 S-1).
10.11 Shareholders Agreement dated September 16, 1994 (incorporated by reference to Exhibit 10.13 to the 1994 S-1).
10.11.1 Registration Rights Agreement dated August 23, 1995, amending Shareholders Agreement (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 28, 1995).
10.12 Stock Purchase Agreement dated September 16, 1994 (incorporated by reference to Exhibit 10.14 to the 1994 S-1).
10.13 Employment Agreement with R. Daniel Williams dated August 1, 1995 (incorporated by reference to Exhibit 10.15 to the Registrant's 1995 10-K).
10.14 Residue Refining Agreement between Stillwater Mining Company and Johnson Matthey, dated as of February 8, 1996 (incorporated by reference to Exhibit 10.16 of the Registrant's 1995 10-K).
10.15 Equipment Lease Agreement between Stillwater Mining Company and Senstar Capital Corporation dated October 5, 1995. (incorporated by reference to Exhibit 10.17 of the Registrant's 1995 19-K).
10.15.1 Purchase Agreement between Stillwater Mining Company and Senstar Capital Corporation dated October 5, 1995 (incorporated by reference to
         Exhibit 10.17.1 of the  Registrant's 1995 10-K).
10.16 Purchase Agreement between Stillwater Mining Company and The Westaim Corporation, dated October 14,1996.
23.1     Consent of Price Waterhouse LLP.
27       Financial Data Schedule

*   Constitutes an executive compensation plan or arrangement of the Registrant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            STILLWATER MINING COMPANY
                                 ("Registrant")

        Dated:   March 25, 1997    By:   /S/  John E. Andrews
                                         --------------------
                                         John E. Andrews
                                         President and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.


Signature And Title                                                        Date
--------------------------------------------------------------------------------

/s/ John E. Andrews                                               March 25, 1997
-------------------
John E. Andrews
President and
Chief Operating Officer
(Principal Executive Officer)

/s/ R. Daniel Williams                                            March 25, 1997
----------------------
R. Daniel Williams
Vice President and
Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)

/s/ Ray W. Ballmer                                                March 25, 1997
------------------
Ray W. Ballmer, Chairman and Director

/s/ John W. Eschenlohr                                            March 25, 1997
----------------------
John W. Eschenlohr, Director

/s/ Sharon M. Meadows                                             March 25, 1997
---------------------
Sharon M. Meadows, Director

/s/ Ted Schwinden                                                 March 25, 1997
-----------------
Ted Schwinden, Director

/s/ Peter Steen                                                   March 25, 1997
---------------
Peter Steen, Director

/s/ W.  Thomas Stephens                                           March 25, 1997
-----------------------
W. Thomas Stephens, Director

/s/ Richard B. Von Wald                                           March 25, 1997
-----------------------
Richard B. Von Wald, Director