Form 10-Q
period 1997-03-31
STILLWATER MINING CO /DE/
filed 1997-05-12
CIK 931948

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.
                                               --------------

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 0-25090
                                               -------

                           STILLWATER MINING COMPANY
                           -------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                 81-0480654
  _______________________________        ____________________________________
  (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

          536  E. PIKE AVENUE
          POST OFFICE BOX 1330
          COLUMBUS, MONTANA                             59019
  ________________________________________      ______________________
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)


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

AT MAY 1, 1997, 20,250,003 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

THIS FORM 10-Q CONSISTS OF 14 PAGES.  THE EXHIBIT INDEX APPEARS ON PAGE 13.

                           STILLWATER MINING COMPANY

                                   FORM 10-Q

                         QUARTER ENDED MARCH 31, 1997

                                     INDEX

PART I - FINANCIAL INFORMATION

                                                                      PAGE
                                                                      ----

     ITEM 1.   FINANCIAL STATEMENTS.................................   3

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..................   9

PART II - OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS....................................  13

     ITEM 2.   CHANGE IN SECURITIES.................................  13

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES......................  13

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..  13

     ITEM 5.   OTHER INFORMATION....................................  13

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................  13

SIGNATURES     .....................................................  14

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STILLWATER MINING COMPANY
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share amounts)

                                          (Unaudited)
                                          MARCH 31,    DECEMBER 31,
                                            1997           1996
                                          -----------  ------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents              $  8,543       $ 16,389
     Short-term investments                   10,657         17,060
     Inventories                              11,928         13,522
     Accounts receivable                       5,356             71
     Other current assets                      1,184          1,221
     Deferred income taxes                       798            798
                                          -----------  ------------
        Total current assets                  38,466         49,061
                                          -----------  ------------

  PROPERTY, PLANT AND EQUIPMENT, NET         192,542        187,802
  OTHER NONCURRENT ASSETS                      2,951          3,047
                                          -----------  ------------

Total assets                                $233,959       $239,910
                                          ===========  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
     Current portion of long-term debt
       and capital lease obligations        $  1,600       $  1,463
     Accounts payable                          3,209          5,039
     Accrued payroll and benefits              1,288          2,289
     Property, production and franchise
      taxes payable                            2,493          3,120
     Other current liabilities                 1,534          3,922
                                          -----------  ------------
       Total current liabilities              10,124         15,833
                                          -----------  ------------


  LONG-TERM LIABILITIES
     Long-term debt and capital lease
      obligations                             63,001         62,563
     Other noncurrent liabilities              3,247          2,528
     Deferred income taxes                    15,320         15,320
                                          -----------  ------------
  Total liabilities                           91,692         96,244
                                          -----------  ------------

  SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value,
      1,000,000 shares
       authorized, none issued                    --             --
     Common stock, $.01 par value,
      50,000,000 shares
       authorized, 20,220,493 and
        20,135,912 shares
       issued and outstanding at March
        31, 1997 and
       December 31, 1996, respectively           202            201
     Paid-in capital                         138,883        138,093
     Accumulated earnings                      3,182          5,372
                                          -----------  ------------
  Total shareholders' equity                 142,267        143,666
                                          -----------  ------------

Total liabilities and shareholders'         $233,959       $239,910
 equity
                                          ===========  ============


                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)
                                            THREE MONTHS ENDED MARCH 31,
                                                 1997           1996
                                               -------        -------
REVENUES                                       $16,003        $13,649

COSTS AND EXPENSES
  Cost of metals sold                           15,126         11,214
  Depreciation and amortization                  3,845          2,002
  Administrative expenses                          333            415
                                               -------        -------
  TOTAL COSTS AND EXPENSES                      19,304         13,631
                                               -------        -------

OPERATING INCOME (LOSS)                         (3,301)            18

OTHER INCOME (EXPENSE)
  Interest income                                  250            192
  Interest expense, net of capitalized
   interest of $742 and $0                        (509)          (226)
                                               -------        -------


LOSS BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE        (3,560)           (16)

INCOME TAX BENEFIT                               1,370              6
                                               -------        -------

LOSS BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                          (2,190)           (10)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
  NET OF INCOME TAX PROVISION OF $8,677             --         13,861
                                               -------        -------
NET INCOME (LOSS)                              $(2,190)       $13,851
                                               =======        =======

PRIMARY INCOME (LOSS) PER COMMON SHARE
  Loss before cumulative effect
     of accounting change                      $ (0.11)  $         --
  Cumulative effect of accounting change            --           0.67
                                               -------        -------
NET INCOME (LOSS)                              $ (0.11)         $0.67
                                               =======        =======

FULLY DILUTED LOSS PER COMMON SHARE
  Loss before cumulative effect
     of accounting change                      $ (0.09)
  Cumulative effect of accounting change       -------        -------
NET LOSS                                       $ (0.09)
                                               =======

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  Primary                                       20,524         20,559
  Fully diluted                                 22,458        na


                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                 1997          1996
                                               --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                            $(2,190)      $ 13,851

  Adjustments to reconcile net income
   (loss)
   to net cash provided by (used in)
    operating activities:
     Depreciation and amortization               2,780          2,002
     Deferred income taxes                      (1,370)            (6)
     Cumulative effect of accounting change         --        (13,861)
     Other                                         (30)           (61)

  Changes in operating assets and
   liabilities:
     Decrease in inventories                     1,594          1,297
     Increase in other current assets           (5,248)           (54)
     Decrease in current liabilities            (4,476)        (2,676)
     Increase in noncurrent liabilities            719            516
                                               --------      --------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                           (8,221)         1,008
                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, including
   capitalized interest                         (7,431)        (9,389)
  Proceeds from sale and maturity of
   short-term investments                        6,403          7,971

  Proceeds from sale of assets                      60             97
                                               --------      --------
NET CASH USED IN INVESTING ACTIVITIES             (968)        (1,321)
                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Exercise of stock options                        791             11
  Proceeds from capital leases                     855            790
  Payments on capital leases                      (303)            --
                                               --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES        1,343            801
                                               --------      --------

CASH AND CASH EQUIVALENTS
  Net increase (decrease)                       (7,846)           488
  Balance at beginning of period                16,389            714
                                               --------      --------
  BALANCE AT END OF PERIOD                     $ 8,543       $  1,202
                                               ========      ========





                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the year ending December 31, 1997. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Stillwater Mining Company (the "Company") Form 10-K for the year ended December 31, 1996.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      REVENUE RECOGNITION

      Revenues consist of the sales revenue for platinum and palladium, including any hedging gain or loss. By-product metals revenue and secondary materials processing revenue are included as an offset to cost of metals sold. Prior to 1997, the Company recognized revenue when the product was delivered and title transferred to the buyer. Effective January 1, 1997, the Company changed its method of revenue recognition whereby platinum and palladium revenue is recognized when the product is shipped to the external refiner. This change makes the Company's results more comparable with other precious metals producers. The cumulative effect of this change as of January 1, 1997 is to increase revenue by $2.7 million; the effect on net income was not material.


      RECLASSIFICATIONS

      Certain amounts in the accompanying consolidated financial statements for 1996 have been reclassified to conform to the classifications used in 1997.

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVENTORIES

INVENTORIES CONSISTED OF THE FOLLOWING (IN THOUSANDS):

                               MARCH 31,   DECEMBER 31,
                                 1997          1996
                            ------------   ------------
                              (Unaudited)
Raw Ore                          $   150        $   273
Concentrate and in-process         8,351          6,570
Matte and finished goods             230          3,529
                            ------------   ------------
                                   8,731         10,372
Materials and supplies             3,197          3,150
                            ------------   ------------
                                 $11,928        $13,522
                            ============   ============

As described in Note 2, platinum and palladium revenue is now recognized when the product is shipped to the external refiner, thereby eliminating essentially all finished goods inventory.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT CONSISTED OF THE FOLLOWING (IN THOUSANDS):

                                           MARCH 31,   DECEMBER 31,
                                             1997          1996
                                        ------------   ------------
                                          (Unaudited)
Equipment                                   $ 23,118       $ 22,067
Leased equipment                              12,138         11,088
Facilities                                    55,375         54,522
Mine development                             105,930         94,900
Land                                           2,221          2,221
Construction-in-process                       39,466         46,642
                                        ------------   ------------
                                             238,248        231,440
Less: accumulated depreciation and
 amortization                                (45,706)       (43,638)
                                        ------------   ------------
                                            $192,542       $187,802
                                        ============   ============

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         EQUIPMENT LEASE AGREEMENTS

         In 1997, pursuant to the terms and conditions of the 1995 $7.5 million Senstar Capital Corporation Master Lease Agreement, the Company entered into an additional five-year equipment leasing agreement with Senstar Capital Corporation, for $855,000. The agreement covers new underground mining equipment acquired in 1996 and 1997, and contains a two-year renewal option at the end of five years. Based upon the provisions of the leasing agreement, the lease qualifies as a capital lease, and the renewal option qualifies as an extension of the base lease term. As a result, all leased equipment has been capitalized and is being depreciated over seven years.

         CREDIT AGREEMENT

         The Company's credit agreement, dated April 19, 1994, with N. M. Rothschild & Sons Limited was scheduled to expire on April 30, 1998. Subsequent to March 31, 1997, the line of credit was extended to April 30, 1999.


NOTE 6 - PRECIOUS METALS HEDGING CONTRACTS

         Precious metals hedging contracts at March 31, 1997 consist of spot deferred forward sales contracts. Realization under these contracts is dependent upon the counterparties performing in accordance with the terms of the contracts. The Company does not anticipate nonperformance of the counterparties. Forward sales contracts require the future delivery of metals at a specific price.

         On March 27, 1997, the London P.M. Fix was $373.50 per ounce of platinum and $146.50 per ounce of palladium. At March 31, 1997, the Company's outstanding hedge contracts for 1997 and 1998 are as follows:

                                      1997                      1998
                           -----------------------------------------------------
                             Hedged      Average          Hedged       Average
                             Ounces     Price per         Ounces      Price per
                                          Ounce                        Ounce
--------------------------------------------------------------------------------

PLATINUM
Forward sales contracts
 (spot deferred)              33,136        $382.96          7,620       $381.44

PALLADIUM
 Forward sales contracts
 (spot deferred)             172,363        $135.08        172,860       $135.90


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition to factors discussed below, the factors that could cause actual results to differ materially include, but are not limited to, the following: metal price volatility; Expansion Plan risks; competition; exploration and development risks; and reserve estimates. For a more detailed description of risks attendant to the business and operations of Stillwater and to the mining industry in general, please see the Company's other SEC filings, in particular the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

RESULTS OF OPERATIONS

         PGM Production
         --------------

         Tons of ore milled in the first quarter of 1997 increased 28% to 122,000 tons from 95,000 tons milled in the first quarter of 1996, resulting primarily from the capital investment and operational progress achieved toward the Expansion Plan goal of producing at 2,000 tons per day (TPD). The first quarter 1997 ore tons milled are equivalent to an average of 1,356 TPD. Increases in ore tonnage were achieved through increasing the number and quality of developed stopes, adding manpower and improving stoping productivity, principally through the increase of mechanized mining methods.

         The average head grade of ore delivered to the mill was 0.74 ounces per ton (opt) during the first quarter of 1997, increasing 9% in comparison with the first quarter of 1996. Improvements in mine dilution through the narrowing of mined face widths and development of higher grade ore stopes are the primary contributors to the increased grade. The lower than historical average head grade of 0.68 opt in the first quarter of 1996 was also affected by the processing of subgrade stockpiles through the mill. Due to increased mill throughput capacity, subgrade ore is no longer stockpiled. Both high and subgrade ore material were processed through the mill on a consistent basis.

         Ounces of platinum and palladium produced in the first quarter of 1997 increased 44% to 19,000 ounces and 61,000 ounces, respectively, from the 13,000 and 42,500 ounces in the comparable 1996 period. The increase in ounces produced was primarily due to the increase in ore tons milled and the increase in the average head grade.

         Revenue
         -------

         Revenue for the first quarter of 1997 increased 18% to $16.0 million compared to $13.6 million in the comparable period of 1996. The increase in revenue was due to a 30% increase in the number of ounces sold, partially offset by a 10% decrease in the average realized price per ounce of platinum and palladium. Approximately 82,000 ounces were sold in the first quarter of 1997 compared to 63,000 ounces sold in the comparable period of 1996. The 30% increase in the volume of ounces sold during the first quarter of 1997 was primarily the result of an increase in the ounces produced and available for sale and a change in the accounting method for revenue recognition, partially offset by a planned one month shut down in the smelter for furnace rebricking.

         Prior to 1997, the Company recognized revenue when the product title was transferred to the buyer at the external refiner. Effective January 1, 1997, the Company recognizes revenue when the product is shipped from the Base Metals Refinery (BMR) to the external refiner. The cumulative effect of the change in accounting method as of January 1, 1997 is an increase of $2.7 million in revenue (13,400 ounces) with an immaterial effect on operating and net income. When comparing the first quarter of 1997 with the first quarter of 1996 without the change, there would have been a positive volume variance, primarily caused by the increase in ounces produced and available for sale, offset by the processing delays involved in the furnace rebricking. The 21,500 ounces of February production which was delayed in processing due to the rebricking shut down will be processed and shipped during the second quarter.

         Platinum and palladium average realized prices per ounce of metal sold decreased to $381 and $136, respectively, for the first quarter of 1997, down from average realized prices of $425 and $155, respectively, for the same period of 1996. The combined average realized price for the first quarter of 1997 was $195, down 10% from the combined average realized price of $216 for the same period of 1996.


         Costs
         -----

         Cash costs per returnable ounce decreased 6% to $184 per ounce during the first quarter of 1997 when compared with the first quarter of 1996.
Although total cash costs increased by 36% in the first quarter of 1997, the 44% increase in production more than offset this increase resulting in the 6% decrease in cash costs per ounce. Increased cash costs for the first quarter of 1997 in comparison with the same period of 1996 are primarily due to increased manpower and materials and supplies related to increasing production levels toward the Expansion Plan goal of 2,000 TPD. The first quarter of 1997 also had a one time $8 per ounce effect of severance costs included in cash costs. First quarter 1997 cash costs also increased as compared with the 1996 period as the Company has shifted its underground development focus during the first half of 1997 to secondary stope development, which is expensed, from the high levels of primary underground development in 1996, which was capitalized. Specifically, 20% of total mine cash costs were capitalized in the first quarter of 1997 compared with 35% in the first quarter of 1996. This increased secondary stope development in the first half of 1997 will allow the Company to complete the final step to achieving the 2,000 TPD Expansion Plan production goal during the second half of 1997.

          Total costs per returnable ounce decreased 3% to $219 during the first quarter of 1997 in comparison with the first quarter of 1996. Total costs per ounce did not decrease as significantly as cash costs per ounce due to the increase of additional depreciation charges in the current period for plant and equipment placed in service during late 1996 as part of the Expansion Plan.

          In the first quarter of 1997, cash costs and total costs per ton milled were $121 and $144, respectively, compared to $113 and $131 for the same period of 1996. The 7% increase in cash costs per ton milled for the first quarter of 1997 was unfavorably impacted by the 36% increase in cash costs for the first quarter of 1997 and offset by the 28% increase in tons milled, when compared to the first quarter of 1996. As previously explained, first quarter of 1997 cash costs increased primarily as a result of increased manpower and materials and supplies and a change in development focus from primary (capitalized) to secondary development, which was expensed. Total costs per ton milled in the first quarter of 1997, increased 10% or approximately $13 per ton, to $144 per ton milled, primarily due to additional depreciation and amortization changes beginning in late 1996.


          Earnings
          --------

          The Company reported an operating loss of $3.3 million for the first quarter of 1997 compared with operating income of $18,000 for the first quarter of 1996. Substantially more revenue in the first quarter of 1997 was more than offset by the increase in operating costs. As previously discussed, the increase in ounces sold in the first quarter of 1997 carried with it higher operating costs and depreciation and amortization expenses. The net effect of these two factors was the first quarter of 1997 operating loss being $3.3 million greater than the $18,000 operating income in the comparable 1996 period due to the $21 per ounce decrease in average realized sales prices and the $18 per ounce increase in total costs and expenses.

          The current quarter net loss was $2.2 million, compared to the first quarter 1996 net loss of $10,000, prior to the cumulative effect of the 1996 accounting change. Non-operating items consist of interest expense and interest income. Net interest expense of $509,000 for the first quarter of 1997 was greater than interest expense of $226,000 in the same quarter of 1996 due to new equipment lease agreements with Senstar Capital Corporation and the issuance of $51.5 million in Convertible Notes on April 29, 1996. Interest expense for the current quarter includes interest on the Convertible Notes, capital leases and the amortization of the deferred financing fees for the issuance of the Convertible Notes, reduced by capitalized interest of $742,000. The increase in interest expense is partially offset by interest income of $250,000 compared to $192,000 for the same quarter in 1996. The increase in interest income during the first quarter of 1997 resulted from the increase in cash and short-term investment balances primarily due to the issuance of the Convertible Notes, as compared to the same period of 1996.

          The current quarter net loss of $2.2 million compares to $13.9 million net income during the first quarter of 1996. An after-tax cumulative effect of $13.9 million was recorded in the first quarter of 1996 due to the change in accounting policy for mine development costs.

          Liquidity and Capital Resources
          -------------------------------

          The Company remains in favorable financial position at March 31, 1997 with a ratio of current assets to current liabilities of 3.8 to 1.0. Working capital at March 31, 1997 was $28.3 million, down $4.9 million from December 31, 1996. Cash and marketable securities decreased $14.2 million during the first quarter of 1997 to $19.2 million, primarily as a result of investment in capital expenditures of $7.4 million, cash used in operations of $8.2 million, offset by $1.7 million in proceeds from a new Senstar Capital Corporation equipment lease and capital stock transactions.

          The Company expects to invest an additional $9.8 million throughout the remainder of fiscal 1997 primarily on capital projects at the Stillwater Mine and completion of site preparation work begun in 1996 at its proposed East Boulder minesite. The Company began a cost reduction program in late 1996 which should favorably impact its production and administrative costs throughout 1997.

          The Company maintains a line of credit facility with N.M. Rothschild & Sons Limited. As of March 31, 1997, net availability of $10.3 million existed under the credit facility. Based on the cash and marketable securities on hand at March 31, 1997, expected cash flows from operations and the availability of funds under the Company's line of credit, management believes there is sufficient liquidity to meet operating needs for the foreseeable future.


          Other Matters
          -------------

          The Company filed a current report on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on February 21, 1997, relating to the February 20, 1997 resignation of Charles R. Engles, Chairman and Chief Executive Officer.

          On April 21, 1997, three members of the Company's Board of Directors resigned: Messrs. W. Thomas Stephens and Richard B. Von Wald and Ms. Sharon M. Meadows. To fill the vacant Board seats, the current Board has nominated Dr. Lawrence Martin Glaser, Douglas Dunn Donald and John Phelps Ingersoll, Jr. The Company has issued a supplement to the March 25, 1997 proxy statement, with the Annual Meeting being rescheduled for May 12, 1997.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         During the period covered by this report, there were no legal proceedings instituted that are reportable.

Item 2.  Changes in Securities
-------  ---------------------

         None

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         None

Item 5.  Other Information
-------  -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a)   Exhibits:

         None

         (b)   Reports on Form 8-K:

         On February 21, 1997 the Company filed a report on Form 8-K attaching a News Release which announced the resignation of its Chairman and Chief Executive Officer and appointment of interim Chairman.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                  STILLWATER MINING COMPANY
                                             (Registrant)



Date:  May 08, 1997               By: /s/ John E. Andrews
                                      -------------------
                                      John E. Andrews
                                      President and Chief Operating Officer
                                      (Principal Executive Officer)



Date:  May 08, 1997               By: /s/ R. Daniel Williams
                                      ----------------------
                                      R. Daniel Williams
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)



Date:  May 08, 1997               By: /s/ Tammy R. Cosgrove
                                      ---------------------
                                      Tammy R. Cosgrove
                                      Controller
                                      (Principal Accounting Officer)