Form 10-Q
period 1997-06-30
STILLWATER MINING CO /DE/
filed 1997-08-14
CIK 931948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
    EXCHANGE  ACT OF 1934
                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

                                       OR

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
    EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM        TO
                                               ------    ------

                         COMMISSION FILE NUMBER 0-25090

                            STILLWATER MINING COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                       81-0480654
---------------------------------------    ------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

     536  E. PIKE AVENUE
     POST OFFICE BOX 1330
     COLUMBUS, MONTANA                                     59019
----------------------------------------    -----------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (303) 978-2525
                  --------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES X NO [ ]

AT AUGUST 11, 1997, 20,340,028 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

                            STILLWATER MINING COMPANY

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1997

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                                                      PAGE

         ITEM 1.         FINANCIAL STATEMENTS...................................................        3

         ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................        9

PART II - OTHER INFORMATION

         ITEM 1.         LEGAL PROCEEDINGS......................................................       15

         ITEM 2.         CHANGE IN SECURITIES...................................................       15

         ITEM 3.         DEFAULTS UPON SENIOR SECURITIES........................................       15

         ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................       15

         ITEM 5.         OTHER INFORMATION......................................................       16

         ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.......................................       16

SIGNATURES               .......................................................................       17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STILLWATER MINING COMPANY
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share amounts)

                                                                        (Unaudited)
                                                                         JUNE 30,             DECEMBER 31,
                                                                           1997                   1996
                                                                      ----------------      -----------------
ASSETS
     CURRENT ASSETS

         Cash and cash equivalents                                    $      3,829          $      16,389
         Short-term investments                                             13,053                 17,060
         Inventories                                                         8,461                 13,522
         Accounts receivable                                                10,460                     71
         Other current assets                                                4,861                  1,221
         Deferred income taxes                                                 798                    798
                                                                      ----------------      -----------------
            Total current assets                                            41,462                 49,061
                                                                      ----------------      -----------------

     PROPERTY, PLANT AND EQUIPMENT, NET                                    191,454                187,802
     OTHER NONCURRENT ASSETS                                                 2,855                  3,047
                                                                      ----------------      -----------------

Total assets                                                          $    235,771          $     239,910
                                                                      ================      =================

LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
         Current portion of long-term debt
              and capital lease obligations                           $      1,704          $       1,463
         Accounts payable                                                    2,070                  5,039
         Accrued payroll and benefits                                        2,457                  2,289
         Property, production and franchise taxes payable                    3,154                  3,120
         Other current liabilities                                           3,611                  3,922
                                                                      ----------------      -----------------
              Total current liabilities                                     12,996                 15,833
                                                                      ----------------      -----------------


     LONG-TERM LIABILITIES
         Long-term debt and capital lease obligations                       62,593                 62,563
         Other noncurrent liabilities                                        2,568                  2,528
         Deferred income taxes                                              15,320                 15,320
                                                                      ----------------      -----------------
     Total liabilities                                                      93,477                 96,244
                                                                      ----------------      -----------------

     SHAREHOLDERS' EQUITY
         Preferred stock, $.01 par value, 1,000,000 shares
              authorized, none issued                                           --                     --
         Common stock, $.01 par value, 50,000,000 shares
              authorized, 20,339,629 and 20,135,912 shares
              issued and outstanding                                           203                    201
         Paid-in capital                                                   139,587                138,093
         Accumulated earnings                                                2,504                  5,372
                                                                      ----------------      -----------------
     Total shareholders' equity                                            142,294                143,666
                                                                      ----------------      -----------------

Total liabilities and shareholders' equity                            $    235,771          $     239,910
                                                                      ================      =================

                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)
                                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                    JUNE 30,                              JUNE 30,
                                                            1997               1996               1997                1996
                                                       ----------------   ----------------   ----------------    ---------------

REVENUES                                               $    22,292        $    10,650         $     38,295       $    24,299

COSTS AND EXPENSES
    Cost of metals sold                                     17,619              9,993               32,723            21,207
    Depreciation and amortization                            3,625              1,565                7,470             3,567
                                                       ----------------   ----------------    ---------------    ---------------
       Total cost of sales                                  21,244             11,558               40,193            24,774

    General and administrative expense
      (including other costs and expenses)                   1,002                428                1,356               843
                                                       ----------------   ----------------    ---------------    ---------------
       Total costs and expenses                             22,246             11,986               41,549            25,617
                                                       ----------------   ----------------    ---------------    ---------------

OPERATING INCOME (LOSS)                                         46             (1,336)              (3,254)           (1,318)

OTHER INCOME (EXPENSE)
    Interest income                                            277                634                  527               826
    Interest expense, net of capitalized interest           (1,427)              (331)              (1,936)             (557)
                                                       ----------------   ----------------    ---------------    ---------------

LOSS BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE                  (1,104)            (1,033)              (4,663)           (1,049)

INCOME TAX BENEFIT                                             425                398                1,795               404
                                                       ----------------   ----------------    ---------------    ---------------

LOSS BEFORE CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE                                      (679)              (635)              (2,868)             (645)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
    NET OF INCOME TAX PROVISION OF $8,677                       --                 --                   --            13,861
                                                       ----------------   ----------------    ---------------    ---------------

NET INCOME (LOSS)                                      $      (679)       $      (635)        $     (2,868)      $    13,216
                                                       ================   ================    ===============    ===============

PRIMARY INCOME (LOSS) PER COMMON SHARE
    Loss before cumulative effect
       of accounting change                            $     (0.03)       $     (0.03)        $     (0.14)       $     (0.03)
    Cumulative effect of accounting change                      --                 --                   --              0.67
                                                       ---------------    ---------------     ---------------    ---------------
NET INCOME (LOSS)                                      $     (0.03)       $     (0.03)        $     (0.14)       $      0.64
                                                       ================   ================    ===============    ===============

FULLY DILUTED INCOME (LOSS) PER COMMON
     SHARE
    Loss before cumulative effect
       of accounting change                            $     (0.01)       $     (0.03)        $     (0.10)       $     (0.03)
    Cumulative effect of accounting change                      --                 --                   --              0.65
                                                       ----------------   ----------------    ---------------    ---------------
NET INCOME (LOSS)                                      $     (0.01)       $     (0.03)        $     (0.10)       $      0.62
                                                       ================   ================    ===============    ===============

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING
       Primary                                              20,762             20,605              20,769            20,560
       Fully diluted                                        22,713             21,925              22,715            21,233


                       See notes to consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)
                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                      ---------------------------------------
                                                                           1997                   1996
                                                                      ----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                $     (2,868)         $      13,216

     Adjustments  to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                       5,721                  3,567
         Deferred income taxes                                              (1,795)                  (404)
         Cumulative effect of accounting change                                 --                (13,861)
         Other                                                                 575                    118

     Changes in operating assets and liabilities:
         Decrease (increase) in inventories                                  5,061                    760
         Increase in other assets                                          (13,837)                (3,555)
         (Decrease) increase in liabilities                                 (1,043)                   309
                                                                      ----------------      -----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         (8,186)                   150
                                                                      ----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures, including capitalized interest                  (10,134)               (25,351)
     Purchase of short-term investments                                     (8,170)               (44,235)
     Proceeds from sale and maturity of short-term
         investments                                                        12,177                 21,331
     Proceeds from sale of assets                                               63                     83
                                                                      ----------------      -----------------
NET CASH USED IN INVESTING ACTIVITIES                                       (6,064)               (48,172)
                                                                      ----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                 1,496                     --
     Proceeds from long-term debt and capital leases                           855                 51,896
     Payments on long-term debt and capital leases                            (661)                  (127)
                                                                      ----------------      -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    1,690                 51,769
                                                                      ----------------      -----------------

CASH AND CASH EQUIVALENTS
     Net increase (decrease)                                               (12,560)                 3,747
     Balance at beginning of period                                         16,389                    714
                                                                      ----------------      -----------------
BALANCE AT END OF PERIOD                                              $      3,829          $       4,461
                                                                      ================      =================


                 See notes to consolidated financial statements.

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results which may be expected for the year ending December 31, 1997. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Stillwater Mining Company (the "Company") Form 10-K for the year ended December 31, 1996.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION

     Revenues consist of the sales revenue for platinum and palladium, including any hedging gain or loss. By-product metals revenue and secondary materials processing revenue are included as a reduction to cost of metals sold. Prior to 1997, the Company recognized revenue when product title was transferred to the buyer. Effective January 1, 1997, the Company changed its method of revenue recognition whereby platinum and palladium revenue is recognized when the product is shipped to the external refiner. Sales and receivables are provisionally valued and later adjusted in the month that sales prices are finalized to reflect changes in market metals prices and changes arising from final weight and assay calculations. This change makes the Company's results more comparable with other precious metals producers. The cumulative effect of this change as of January 1, 1997 is to increase revenue by $2.7 million in the first quarter of 1997; the effect on net income was not material.

         HEDGING PROGRAM

     The Company enters into forward sales contracts, spot deferred contracts and put and call option contracts from time to time to reduce the effect of price changes in platinum and palladium. Gains and losses from these transactions are included in sales revenue when the hedged production is sold. Although spot deferred contracts could limit amounts realizable during a period of rising prices, the Company may "roll forward" its spot deferred contracts to future periods in order to realize current market price increases, while maintaining future downside protection.

         PROPERTY, PLANT, AND EQUIPMENT

     Interest is capitalized on expenditures related to construction or development projects actively being prepared for their intended uses and amortized using the same basis of depreciation as the related asset. Capitalization is discontinued when the asset enters commercial operation or development ceases.

     Interest capitalized for the three months ended June 30, 1997 and 1996 was $0 and $623,000, respectively. Interest capitalized for the six months ended June 30, 1997 and 1996 was $742,000 and $623,000, respectively.

         RECLASSIFICATIONS

     Certain amounts in the accompanying consolidated financial statements for 1996 have been reclassified to conform to the classifications used in 1997.

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVENTORIES

INVENTORIES CONSISTED OF THE FOLLOWING (IN THOUSANDS):

                                                                     (Unaudited)
                                                                       JUNE 30,                         DECEMBER 31,
                                                                          1997                             1996
                                                                -----------------------          ------------------------
Raw ore                                                         $           116                  $            273
Concentrate and in-process                                                5,059                             6,570
Matte and finished goods                                                      2                             3,529
                                                                -----------------------          ------------------------
                                                                          5,177                            10,372
Materials and supplies                                                    3,284                             3,150
                                                                -----------------------          ------------------------
                                                                $         8,461                  $         13,522
                                                                =======================          ========================


As described in Note 2, platinum and palladium revenue is now recognized when the product is shipped to the external refiner, thereby eliminating essentially all finished goods inventory.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT CONSISTED OF THE FOLLOWING (IN THOUSANDS):

                                                                     (Unaudited)
                                                                       JUNE 30,                       DECEMBER 31,
                                                                          1997                             1996
                                                                -----------------------          ------------------------
Equipment                                                       $        22,955                  $        22,067
Leased equipment                                                         12,136                           11,088
Facilities                                                               66,293                           54,522
Mine development                                                        125,567                           94,900
Land                                                                      2,221                            2,221
Construction-in-process                                                  10,286                           46,642
                                                                -----------------------          ------------------------
                                                                        239,458                          231,440
Less: accumulated depreciation and amortization                         (48,004)                         (43,638)
                                                                -----------------------          ------------------------
                                                                $       191,454                  $       187,802
                                                                =======================          ========================


STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         EQUIPMENT LEASE AGREEMENTS

     In the first quarter of 1997, pursuant to the terms and conditions of the 1995 $7.5 million Senstar Capital Corporation Master Lease Agreement, the Company entered into an additional five-year equipment leasing agreement with Senstar Capital Corporation, for $855,000. The agreement covers new underground mining equipment acquired in 1996 and 1997, and contains a two-year renewal option at the end of five years. Based upon the provisions of the leasing agreement, the lease qualifies as a capital lease, and the renewal option qualifies as an extension of the base lease term. As a result, all leased equipment has been capitalized and is being depreciated over seven years.

         CREDIT AGREEMENT

     The Company's credit agreement, dated April 19, 1994, with N. M. Rothschild & Sons Limited was extended in the second quarter of 1997 to expire on April 30, 1999.



NOTE 6 - PRECIOUS METALS HEDGING CONTRACTS

     Precious metals hedging contracts at June 30, 1997 consist of spot deferred forward sales contracts. Realization under these contracts is dependent upon the counterparties performing in accordance with the terms of the contracts. The Company does not anticipate nonperformance of the counterparties. Forward sales contracts require the future delivery of metals at a specific price.

     At June 30, 1997, the Company's outstanding hedge contracts for 1997 and 1998 are as follows:

                                                     1997                                          1998
                                    ----------------------------------------     -----------------------------------------
                                          Hedged         Average Price per             Hedged          Average Price per
                                          Ounces              Ounce                    Ounces                Ounce
                                    -------------------- -------------------     -------------------- --------------------

PLATINUM
   Forward sales contracts
   (spot deferred)                        27,490               $382                    10,990                 $380

PALLADIUM
   Forward sales contracts
   (spot deferred)                       134,955               $134                   216,320                 $134


The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for platinum and palladium exceed the Company's hedge contract prices and their credit lines.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STILLWATER MINING COMPANY
KEY FACTORS
(Unaudited)

                                                          THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                               JUNE 30,                                  JUNE 30,
                                                    --------------------------------          --------------------------------
                                                            1997               1996                   1997               1996
                                                    -------------      -------------          -------------      -------------
Production (ounces)
     Platinum (000)                                           18                 14                     37                 27
     Palladium (000)                                          60                 47                    120                 90
                                                    -------------      -------------          -------------      -------------
         Total Production                                     78                 61                    157                117

Tons Mined (000)                                             134                 96                    255                186

Tons Milled (000)                                            134                108                    255                203
Average Mill Grade (opt)                                    0.68               0.65                   0.70               0.67
Mill Recovery (%)                                             87                 88                     87                 87


Cash Costs Per Ton Milled                           $        110       $         94           $        115       $        101
Depreciation & Amortization                                   22                 17                     22                 18
                                                    -------------      -------------          -------------      -------------
         Total Costs Per Ton Milled                 $        132       $        111           $        137       $        119

Cash Costs Per Ounce                                $        189       $        167           $        186       $        175
Depreciation & Amortization                                   38                 30                     37                 31
                                                    -------------      -------------          -------------      -------------
         Total Costs Per Ounce                      $        227       $        197           $        223       $        206

Sales (000)
     Ounces of Platinum Sold                                  23                 11                     43                 26
     Ounces of Palladium Sold                                 73                 43                    135                 91
                                                    -------------      -------------          -------------      -------------
         Total Ounces Sold                                    96                 54                    178                117

Average Realized Prices
     Platinum                                       $        408       $        409           $        394       $        414
     Palladium                                      $        177       $        141           $        158       $        149
     Combined Average Realized Price                $        232       $        196           $        215       $        208


     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve uncertainties or risks that could cause actual results to differ materially. Such forward-looking statements include comments regarding operating performance, mill recovery rates, mine dilution controls, anticipated cash flows and capital expenditures and expansion plans. Factors that could cause actual results to differ materially include, but are not limited to, the following: price volatility of platinum and palladium, economic and political events affecting supply and demand for platinum and palladium, fluctuations in ore grade, tons mined, crushed or milled, variations in smelter or refinery operation, amounts and prices of the Company's forward metal sales and geological, technical, mining or processing problems. The Company disclaims any obligation to update forward-looking statements. For a more detailed description of risks attendant to the business and operations of Stillwater and to the mining industry in general, please see the Company's other SEC filings, in particular the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events, or otherwise.


RESULTS OF OPERATIONS

         PGM PRODUCTION

     Tons of ore mined in the second quarter of 1997 increased 38,000 tons to 134,000 tons compared to the second quarter of 1996. Second quarter 1997 ore tons milled averaged almost 1,500 tons per day (TPD). Increases in ore tonnage were achieved through increasing the size and quality of developed stopes, increasing mine manpower by 15%, commencing underground ore crushing and hoisting ore up the shaft in June 1997, and improving stoping productivity. Enhanced stoping productivity resulted principally through the increase of mechanized mining methods from 42% of the second quarter 1996 production to over 75% of the second quarter 1997 production.

     The average head grade of ore  delivered to the mill was 0.68 ounce per ton
(opt) during the second quarter of 1997, increasing from 0.65 opt in the second quarter of 1996.

     The production of platinum and palladium in the second quarter of 1997 increased to 18,000 ounces and 60,000 ounces, respectively, from the 14,000 and 47,000 ounces produced in the comparable 1996 period. The increased production was primarily due to the increase in ore tons milled and average head grades, offset by a slight decrease in downstream recoveries. Mill recovery rates are expected to increase in the second half of 1997 from the installation of three new flotation cells. The Company processed secondary platinum and palladium scrap materials through the smelter in the first half of 1997. The Company is currently establishing the operating kinetics of the rebricked smelter furnace and the time/recovery profile for secondary materials. The Company will delay further processing of secondary materials until these analyses are completed.

     For the six months ended June 30, 1997, 255,000 ore tons were milled, a 52,000 ton increase over the comparable period of 1996 due to the expansion ramp-up described above. The average head grade for the six months ended June 30, 1997 was 0.70 opt, up 4% from the six months ended June 30, 1996. Improved mine dilution controls and the development of higher grade ore stopes contributed to the increased average head grade. Ounces produced increased 40,000 ounces to 157,000 ounces for the six months ended June 30, 1997 compared with the same period of 1996, due to the increase in ore tons milled and the average head grade.

         REVENUE

     Platinum and palladium revenue for the second quarter of 1997 increased $11.6 million to $22.3 million compared to $10.7 million in the comparable period of 1996. The majority of this increase was volume driven, while the remainder was price related. During the second quarter of 1997 and 1996, 23,000 and 11,000 ounces of platinum and 73,000 and 43,000 ounces of palladium were sold. The increase in the number of ounces sold sold during the second quarter of 1997 primarily resulted from the increase in ounces produced and the processing of built-up concentrate from the smelter rebricking.

     During the first quarter of 1997, the smelter was shut down for a planned rebricking of the furnace, resulting in a stockpile of first quarter 1997 concentrate. Approximately 18,000 of the 21,500 ounces of February 1997 production delayed in processing due to the rebricking were processed and sold during the second quarter of 1997. The remaining 3,500 ounces are expected to be processed and sold during the second half of 1997.

     Palladium average realized price per price per ounce increased $36 to $177, up from $141 for the same period of 1996. The average realized price per ounce of platinum was $408 for the second quarter of 1997 compared to $409 for the second quarter of 1996. The combined average realized price per ounce for the second quarter of 1997 was $232, up $36 from the combined average realized price of $196 for the same period of 1996.

     Platinum and palladium supplies came under significant pressure during the first half of 1997 apparently due to the continued delay of Russian shipments of both metals during the first half of 1997. Industry sources indicate that no metal shipments were made by the Russians through June 30, 1997 which contributed to liquidity tightness in the metals market and resulted in the spot price of both platinum and palladium rising to multi-year highs, $497 and $240 per ounce, respectively. These price increases and accompanying liquidity tightening sent the futures markets for both metals into severe backwardation - a condition where the prices for metals in the near term have a higher price than those in the future.

     In early 1997, as platinum and palladium prices were increasing and the Company was in a capital-intensive period during its expansion, the Company entered into contractual obligations for the delivery of a portion of its platinum and palladium. As of June 30, 1997, the Company had sold forward 27,490 ounces of platinum for delivery in 1997 at an average price of $382 per ounce and 10,990 ounces of platinum for delivery in 1998 at an average price of $380 per ounce. For palladium, the Company sold forward 134,955 ounces at $134 per ounce for delivery in 1997 and 216,320 ounces at $134 per ounce for delivery in 1998. The contracts Stillwater Mining has entered into are spot-deferred sales instruments.

     In the past, the Company has generally been able to take the higher of market or the contract price for its metals. Since June 1997, the forward markets for both platinum and palladium have experienced unprecedented extreme backwardation. As a result, the Company cannot roll its spot-deferred positions and take the higher market price at this time.

     The Company will monitor the metals market closely to take advantage of market opportunities for both platinum and palladium. However, until market conditions improve, the Company will deliver against its current spot-deferred positions. Delivery into the current contracts will diminish the percentage of future production that is hedged. The Company expects to be able to receive market price for a portion of its platinum production for the remainder of this year.

     For the six months ended June 30, 1997, revenue increased $14.0 million to $38.3 million compared to the same period of 1996. The increase in revenue was primarily due to an increase in the number of ounces produced and available for sale, a change in accounting policy for revenue recognition, and an increase in the average realized price of palladium. During the first six months of 1997 and 1996, 43,000 and 26,000 ounces of platinum and 135,000 and 91,000 ounces of palladium were sold, respectively. Effective January 1, 1997, revenue recognition was changed to occur when ounces are shipped from the Company's base metals refinery (BMR) to the external refiner rather than when physical transfer to the buyer occurred. The accounting policy change resulted in a $2.7 million (13,400 ounces) cumulative effect from the addition of approximately one month of production to the first quarter of 1997 revenue. This cumulative effect will remain throughout fiscal 1997.

         COSTS

     Cash costs per ounce produced increased $22 an ounce to $189 per ounce during the second quarter of 1997 when compared with the second quarter of 1996, primarily due to an increase in cash costs partially offset by the increase in production.

     Increased cash costs per ounce for the second quarter of 1997 compared with the same period of 1996 were primarily due to increased mining labor and materials and supplies related to increasing production levels toward the Expansion Plan goal of 2,000 TPD. Most of the labor cost increase was due to the increased number of miners, increased miners' incentive payments, and greater overtime pay. Second quarter 1997 cash costs also increased as compared with the 1996 period as the Company reduced its development program, and shifted its underground development focus to secondary stope development, the cost of which is expensed, from primary underground development, the cost of which is capitalized. The increased secondary stope development in the first half of 1997 will support the Company's achievement of the final steps to the 2,000 TPD Expansion Plan production goal.

     Total costs per ounce increased $30 to $227 during the second quarter of 1997 compared with the second quarter of 1996. The $8 per ounce increase over the increase in cash costs per ounce is entirely due to the increase in depreciation and amortization costs for the second quarter of 1997 compared with the second quarter of 1996. This increase resulted primarily from plant and equipment placed in service in late 1996 and early 1997 as part of the Expansion Plan.

     Cash costs per ounce produced for the six months ended June 30, 1997 increased $11 to $186 over the six months ended June 30, 1996. The increase was primarily due to the increase in cash costs per ounce for the second quarter of 1997, as discussed above, partially offset by the slight decrease in cash costs per ounce experienced in the first quarter of 1997. The first quarter 1997 unit cost decrease was primarily caused by production ounces increasing proportionately more than cash costs. The growth in cash unit costs was also due to significant reductions in capitalized underground development, increased manpower and materials and supplies related to the increased production rates in the Expansion Plan. Total costs per ounce produced for the six months ended June 30, 1997 increased $17 to $223 compared to the same period of 1996. The $6 per ounce increase over the increase in cash costs per ounce is entirely due to the increase in depreciation and amortization from the completion of Expansion Plan assets.

     Cash costs per ton milled increased $16 to $110 and total costs per ton milled increased $21 to $132, when comparing the second quarter of 1997 with the same period of 1996. Cash costs per ton for the second quarter of 1997 were unfavorably impacted by the increase in cash costs offset by a proportionately lower increase in tons milled, when compared to the second quarter of 1996. Second quarter 1997 cash costs increased primarily as a result of additional mine labor and materials and supplies costs and a change in underground development focus from primary (capitalized) to secondary development (expensed).

     For the six months ended June 30, 1997, cash costs per ton milled increased $14 per ton to $115. Total costs per ton milled increased $19 per ton to $137. These dollar per ton increases are comparable to the increases noted for the second quarter of 1997.

         EARNINGS

     The Company reported operating income of $46,000 for the second quarter of 1997 compared with an operating loss of $1.3 million for the second quarter of 1996. The improvement in the second quarter 1997 operating income was primarily the result of the $36 per ounce improvement in revenue, which more than compensated for the $10 per ounce second quarter 1997 increase in total costs and expenses per ounce sold. The unit increase in total costs and expenses was primarily related to the increased depreciation and amortization from Expansion Plan assets and the one-time $525,000 write-down and disposal of equipment associated with the replacement of the processing facilities during the Expansion Plan.

     The second quarter of 1997 net loss was $679,000 compared to a $635,000 net loss in the second quarter 1996. The net loss in the second quarter of 1997 resulted from the increased net interest expense realized during the quarter. Net interest expense during the second quarter of 1997 included interest on the $51.5 million Convertible Notes, capital equipment leases and amortization of the deferred financing fees from the issuance of the Convertible Notes. Also, interest expense, unlike prior quarters, was not capitalized in the second quarter of 1997, as the Expansion Plan was essentially complete at the beginning of the quarter, thereby eliminating the basis for interest capitalization. Second quarter of 1997 net interest expense exceeded the comparable 1996 period as it reflected an additional month of interest expense, two more mine equipment leases, amortization of deferred financing fees and no capitalized interest. These factors and reduced interest income resulted in a $1.1 million loss before income taxes for the second quarter of 1997 compared to a $1.0 million loss before income taxes in the comparable period of 1996.

     The Company reported an operating loss of $3.3 million for the first half of 1997 compared to an operating loss of $1.3 million for the first half of 1996. The first half of 1997 comparative operating loss increase was due to total costs and expenses increasing $14 per ounce in the first half of 1997 compared to the comparable 1996 period, while revenue per ounce increased only $7 per ounce between halves. The first half of 1997 unit increase in total costs and expenses, similar to second quarter of 1997, was primarily related to growth in depreciation and amortization and the one-time write-down and disposal of equipment associated with the replacement of the processing plant during the Expansion Plan. Net loss for the first six months, prior to the cumulative effect of the accounting change for capital development, increased to $4.7 million for 1997 from $1.0 million for 1996. The increased net loss compared to the operating loss between 1997 and 1996 was the result in the substantial increase of interest expense, pursuant to the reduction of capitalized interest and four additional months of Convertible Notes interest expense in the first half of 1997.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company's ratio of current assets to current liabilities was 3.2 to 1.0. Working capital at June 30, 1997 was $28.5 million, down $4.7 million from December 31, 1996. Cash and marketable securities decreased $2.3 million during the second quarter of 1997 to $16.9 million, primarily as a result of investment in capital expenditures of $2.7 million. During the second quarter of 1997, the Company stabilized net cash flow and anticipates similar performance over the remainder of 1997.

     The Company expects to invest an additional $6.8 million throughout the remainder of fiscal 1997 primarily on capital projects at the Stillwater Mine and completion of the electric power supply and baseline environmental work at the East Boulder minesite which were initiated in 1996 prior to the decision to defer the initial access phase at the end of the third quarter of 1996.

     As of June 30, 1997, net availability of $ 6.5 million existed under the credit facility with N.M. Rothschild & Sons Limited. Based on the cash and marketable securities on hand at June 30, 1997, expected cash flows from expanded operations and the availability of funds under the Company's line of credit, management believes there is sufficient liquidity to meet the Company's currently planned operating and capital needs for the next year.



OTHER MATTERS

     On April 21, 1997, three members of the Company's Board of Directors resigned: Messrs. W. Thomas Stephens and Richard B. Von Wald and Ms. Sharon M. Meadows. At the May 12, 1997 Annual Meeting, three new Board Members were elected: Dr. Lawrence Martin Glaser, Douglas Dunn Donald and John Phelps Ingersoll, Jr.

     The Company filed a current report on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on May 20, 1997. On May 12, 1997, the Board of Directors of the Company approved an amendment to the Company's 1994 Stock Plan (the "Plan") to incorporate certain technical changes to bring the Plan into conformity with recent amendments to Rule 16b-3 under Section 16 of the Securities and Exchange Act of 1934, as amended, and to provide that persons who are engaged to render consulting or advisory services to the Company as an independent contractor may be granted options pursuant to the 1994 Stock Plan.

     Effective June 3, 1997, the Company's Common Stock began trading on the American Stock Exchange. The Company's new AMEX trading symbol is "SWC".

     The Company's Board of Directors has created a Metals Marketing Committee to review the Company's hedging policy.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in connection with any legal proceedings previously reported on the Company's Form 10-K for the year ended December 31, 1996.

ITEM 2.  CHANGES IN SECURITIES.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The annual meeting of shareholders was held on May 12, 1997, as postponed from the originally scheduled date of April 25, 1997. The postponement occurred as a result of changes in the nominees proposed by the Board of Directors for election.

         (b) The following new Directors were elected at the meeting:

                           Douglas D. Donald
                           Lawrence M. Glaser
                           John P. Ingersoll

             The  following individuals were elected to continue as Directors:

                           Ray W. Ballmer
                           John W. Eschenlohr
                           Ted Schwinden
                           Peter Steen

         Additionally, stockholders were asked to ratify the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 31, 1997.

         (c) Set forth below are the votes cast for the election of Directors:

                                                  FOR(*)        WITHHELD
                           Ray W. Ballmer         10,793,353    47,674
                           Douglas D. Donald      10,791,028    49,999
                           John W. Eschenlohr     10,793,353    47,674
                           Lawrence M. Glaser     10,785,203    55,824
                           John P. Ingersoll      10,789,508    51,519
                           Ted Schwinden          10,793,453    47,574
                           Peter Steen            10,793,653    47,374

*Stockholders have cumulative voting rights in connection with the election of directors.

         The stockholders voted to approve the appointment of Price Waterhouse LLP as independent accountants for the fiscal year ending December 31, 1997. Votes cast in favor were 10,794,888 representing approximately 54% of the shares entitled to vote, against were 22,200, abstaining were 23,931.

         (d)      None

ITEM 5.  OTHER INFORMATION.

         Effective June 3, 1997, an application was filed on Form 8-A for registration on the American Stock Exchange of the Company's Common Stock and Preferred Stock Purchase Rights. The Company's new AMEX trading symbol is "SWC".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Form 8-K dated April 22, 1997, announcing the resignation of three members of the Board of Directors of the Company and the postponement of the Company's Annual Meeting of Shareholders.

         Form 8-K dated May 20, 1997, disclosing the Board of Directors' approval of an Amendment to the Company's 1994 Stock Plan.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                    STILLWATER MINING COMPANY
                                    (Registrant)


Date:  August 12, 1997              By: /s/ John E. Andrews
                                    -------------------------------------------
                                    John E. Andrews
                                    President and Chief Operating Officer
                                    (Principal Executive Officer)



Date:  August 12, 1997              By: /s/ R. Daniel Williams
                                    -------------------------------------------
                                    R. Daniel Williams
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)



Date:  August 12, 1997              By: /s/ Tammy R. Cosgrove
                                    -------------------------------------------
                                    Tammy R. Cosgrove
                                    Controller
                                    (Principal Accounting Officer)