Form 10-Q
period 1997-09-30
STILLWATER MINING CO /DE/
filed 1997-11-14
CIK 931948

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the quarterly period ended September 30, 1997.
                                             ------------------
                                      OR

   [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition period from ______ to ______

                        Commission File Number 0-25090
                                               -------

                           STILLWATER MINING COMPANY
                           -------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                         81-0480654
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      536 E. Pike Avenue
      Post Office Box 1330
      Columbus, Montana                                      59019
----------------------------------------    ------------------------------------
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

At November 13, 1997, 20,376,340 shares of Common Stock, $.01 par value per share, were issued and outstanding.

                           STILLWATER MINING COMPANY

                                   FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX

PART I - FINANCIAL INFORMATION
                                                                         PAGE
                                                                         ----

     Item 1.    Financial Statements.....................................  3

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations............ 10

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings........................................ 14

     Item 2.    Change in Securities..................................... 14

     Item 3.    Defaults Upon Senior Securities.......................... 14

     Item 4.    Submission of Matters to a Vote of Security Holders...... 14

     Item 5.    Other Information........................................ 14

     Item 6.    Exhibits and Reports on Form 8-K......................... 14

SIGNATURES      ......................................................... 15


                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STILLWATER MINING COMPANY
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share amounts)

                                                          (Unaudited)
                                                         SEPTEMBER 30,   DECEMBER 31,
                                                            1997            1996
                                                         -------------   ------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                             $  5,818        $ 16,389
     Short-term investments                                  13,295          17,060
     Inventories                                              8,641          13,522
     Accounts receivable                                      6,086              71
     Other current assets                                     1,702           1,221
     Deferred income taxes                                      798             798
                                                           --------        --------
        Total current assets                                 36,340          49,061
                                                           --------        --------

  PROPERTY, PLANT AND EQUIPMENT, NET                        191,161         187,802
  OTHER NONCURRENT ASSETS                                     2,759           3,047
                                                           --------        --------

TOTAL ASSETS                                               $230,260        $239,910
                                                           ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
     Current portion of long-term debt
       and capital lease obligations                       $  1,852        $  1,463
     Accounts payable                                         2,126           5,039
     Accrued payroll and benefits                             2,307           2,289
     Property, production and franchise taxes payable         3,068           3,120
     Other current liabilities                                2,366           3,922
                                                           --------        --------
        Total current liabilities                            11,719          15,833
                                                           --------        --------

  LONG-TERM LIABILITIES
     Long-term debt and capital lease obligations            62,093          62,563
     Other noncurrent liabilities                             3,026           2,528
     Deferred income taxes                                   12,777          15,320
                                                           --------        --------
  TOTAL LIABILITIES                                          89,615          96,244
                                                           --------        --------

  SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000 shares
        authorized, none issued                                  --              --
     Common stock, $.01 par value, 50,000,000 shares
        authorized, 20,342,028 and 20,135,912 shares
        issued and outstanding                                  203             201
     Paid-in capital                                        139,602         138,093
     Accumulated earnings                                       840           5,372
                                                           --------        --------
  TOTAL SHAREHOLDERS' EQUITY                                140,645         143,666
                                                           --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $230,260        $239,910
                                                           ========        ========

                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                            1997       1996       1997       1996
                                          ------------------     -----------------
REVENUES                                    $16,998    $16,482    $55,293    $40,777

COSTS AND EXPENSES
  Cost of metals sold                        15,494     15,004     48,217     36,211
  Depreciation and amortization               2,876      2,624     10,346      6,191
                                          ---------    -------   --------    -------
    Total cost of sales                      18,370     17,628     58,563     42,402

  General and administrative expenses           281        404      1,091      1,247
  Other costs and expenses                       46         --        592         --
                                          ---------    -------   --------    -------
    Total costs and expenses                 18,697     18,032     60,246     43,649
                                          ---------    -------   --------    -------

OPERATING LOSS                               (1,699)    (1,550)    (4,953)    (2,872)

OTHER INCOME (EXPENSE)
  Interest income                               248        737        775      1,563
  Interest expense, net of capitalized
   interest                                  (1,256)      (506)    (3,192)    (1,063)
                                          ---------    -------   --------    -------

LOSS BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE      (2,707)    (1,319)    (7,370)    (2,372)

INCOME TAX BENEFIT                            1,043        507      2,838        911
                                          ---------    -------   --------    -------

LOSS BEFORE CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE                        (1,664)      (812)    (4,532)    (1,461)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
 NET OF INCOME TAX PROVISION OF $8,677           --         --         --     13,861
                                          ---------    -------   --------    -------

NET INCOME (LOSS)                         $(1,664)     $  (812)  $ (4,532)   $12,400
                                          =======      =======   ========    =======

PRIMARY INCOME (LOSS) PER COMMON SHARE
  Loss before cumulative effect
    of accounting change                  $ (0.08)     $ (0.04)   $ (0.22)   $ (0.07)
  Cumulative effect of accounting change       --           --         --       0.67
                                          ---------    -------   --------    -------
NET INCOME (LOSS)                         $ (0.08)     $ (0.04)   $ (0.22)   $  0.60
                                          =======      =======   ========    =======

FULLY DILUTED INCOME (LOSS) PER COMMON
 SHARE/(1)/
  Loss before cumulative effect
    of accounting change                  $ (0.08)     $ (0.04)   $ (0.22)    $ (0.07)
  Cumulative effect of accounting change       --           --         --       0.64
                                          ---------    -------   --------    -------
NET INCOME (LOSS)                         $ (0.08)     $ (0.04)   $ (0.22)   $  0.57
                                          =======      =======   ========    =======

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING
  Primary                                  20,654       20,580     20,787     20,607
  Fully diluted                            22,574       22,499     22,711     21,692


/(1)/  Fully diluted earnings per share were anti-dilutive in 1997.

                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           -------------------
                                                             1997       1996
                                                           --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $ (4,532)  $ 12,400

  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
     Depreciation and amortization                           10,346      6,191
     Deferred income taxes                                   (2,838)      (911)
     Cumulative effect of accounting change                      --    (13,861)
     Other                                                      729         --
  Changes in operating assets and liabilities:
     Decrease in inventories                                  3,141      3,855
     Increase in other assets                                (6,208)    (2,486)
     (Decrease) increase in liabilities                      (3,710)     2,878
                                                           --------   --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (3,072)     8,066
                                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, including capitalized interest      (12,663)   (42,561)
  Purchase of short-term investments                        (10,412)   (47,358)
  Proceeds from sale and maturity of short-term
   investments                                               14,177     31,122
  Proceeds from sale of assets                                   67        170
                                                           --------   --------
NET CASH USED IN INVESTING ACTIVITIES                        (8,831)   (58,627)
                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                     1,511        313
  Proceeds from long-term debt and capital leases               855     51,896
  Payments on long-term debt and capital leases              (1,034)      (511)
                                                           --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,332     51,698
                                                           --------   --------

CASH AND CASH EQUIVALENTS
  Net increase (decrease)                                   (10,571)     1,137
  Balance at beginning of period                             16,389        714
                                                           --------   --------
BALANCE AT END OF PERIOD                                   $  5,818   $  1,851
                                                           ========   ========


                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - GENERAL

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results which may be expected for the year ending December 31, 1997. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Stillwater Mining Company (the "Company") Form 10-K for the year ended December 31, 1996.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      REVENUE RECOGNITION

      Revenues consist of the sales revenue for platinum and palladium, including any hedging gain or loss. By-product metals revenue and secondary materials processing revenue are included as a reduction to the cost of metals sold. Prior to 1997, the Company recognized revenue when product title was transferred to the buyer. Effective January 1, 1997, the Company changed its method of revenue recognition whereby platinum and palladium revenue is recognized when the product is shipped to the external refiner. Sales and receivables are provisionally valued and later adjusted when sales prices are finalized to reflect changes in market metals prices and changes arising from final weight and assay calculations. This change makes the Company's results more comparable with other precious metals producers. The cumulative effect of this change as of January 1, 1997 is to increase revenue by $2.7 million in the first quarter of 1997; the effect on net income was not material.

      HEDGING PROGRAM

      The Company enters into forward sales contracts, spot deferred contracts and put and call option contracts from time to time to reduce the effect of price changes in platinum and palladium. Gains and losses from these transactions are included in sales revenue when the hedged production is sold. Although spot deferred contracts could limit amounts realizable during a period of rising prices, the Company has the ability to "roll forward" its spot deferred contracts to future periods in order to realize current market price increases, while maintaining future downside protection. Currently, the Company intends to deliver into all of these hedge positions when they come due.

      PROPERTY, PLANT, AND EQUIPMENT

      Interest is capitalized on expenditures related to construction or development projects actively being prepared for their intended use and amortized using the same basis of depreciation as the related asset. Capitalization is discontinued when the asset enters commercial operation or development ceases.

      Interest capitalized for the three months ended September 30, 1997 and 1996 was $22,000 and $698,000, respectively. Interest capitalized for the nine months ended September 30, 1997 and 1996 was $764,000 and $1,321,000 respectively.

      RECLASSIFICATIONS

      Certain amounts in the accompanying consolidated financial statements for 1996 have been reclassified to conform to the classifications used in 1997.

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - INVENTORIES

INVENTORIES CONSISTED OF THE FOLLOWING (IN THOUSANDS):

                                    (Unaudited)
                                   SEPTEMBER 30,        December 31,
                                       1997                1996
                                  ---------------     --------------
Raw ore                                $  160              $   273
Concentrate and in-process              5,192                6,570
Matte and finished goods                   --                3,529
                                  ---------------     ----------------
                                        5,352               10,372
Materials and supplies                  3,289                3,150
                                  ---------------     ----------------
                                       $8,641              $13,522
                                  ===============     ================

As described in Note 2, platinum and palladium revenue is now recognized when the product is shipped to the external refiner, thereby eliminating essentially all finished goods inventory.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT CONSISTED OF THE FOLLOWING (IN THOUSANDS):

                                                      (Unaudited)
                                                     SEPTEMBER 30,  December 31,
                                                         1997           1996
                                                     -------------  ------------
Equipment                                              $ 23,069       $ 22,067
Leased equipment                                         12,099         11,088
Facilities                                               67,055         54,522
Mine development                                        125,855         94,900
Land                                                      2,221          2,221
Construction-in-process                                  11,660         46,642
                                                     -------------  ------------
                                                        241,959        231,440
Less: accumulated depreciation and amortization         (50,798)       (43,638)
                                                     -------------  ------------
                                                       $191,161       $187,802
                                                     =============  ============

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 5 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

      EQUIPMENT LEASE AGREEMENTS

      In the first quarter of 1997, pursuant to the terms and conditions of the 1995 $7.5 million Senstar Capital Corporation Master Lease Agreement, the Company entered into an additional five-year equipment leasing agreement with Senstar Capital Corporation, for $855,000. The agreement covers new underground mining equipment acquired in 1996 and 1997 and contains a two-year renewal option at the end of five years. Based upon the provisions of the leasing agreement, the lease qualifies as a capital lease and the renewal option qualifies as an extension of the base lease term. As a result, all leased equipment has been capitalized and is being depreciated over seven years.

      CREDIT AGREEMENT

      The Company's credit agreement, dated April 19, 1994, with N. M. Rothschild & Sons Limited was extended in the second quarter of 1997 to expire on April 30, 1999.


NOTE 6 - PRECIOUS METALS HEDGING CONTRACTS

      Precious metals hedging contracts at September 30, 1997, consist of spot deferred forward sales contracts. Realization under these contracts is dependent upon the counterparties performing in accordance with the terms of the contracts. The Company does not anticipate nonperformance of the counterparties. Forward sales contracts require the future delivery of metals at a specific price.

      At September 30, 1997, the Company's outstanding hedge contracts for 1997 and 1998 are as follows:

                                  4th Quarter 1997                 Full Year 1998
                            ----------------------------    ---------------------------
                              Hedged     Average Price        Hedged    Average Price
                              Ounces       per Ounce          Ounces      per Ounce
                            ----------------------------    ---------------------------
PLATINUM
 Forward sales contracts      12,200          $384             10,990        $380
 (spot deferred)

PALLADIUM
 Forward sales contracts      71,670          $130            224,965        $134
 (spot deferred)


The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for platinum and palladium exceed the Company's hedge contract prices and their credit lines.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STILLWATER MINING COMPANY
KEY FACTORS
(Unaudited)

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,
                                      --------------------   -------------------
                                        1997        1996       1997       1996
                                      --------    --------   --------   --------
PRODUCTION (OUNCES)
  Platinum (000)                          22          14         59         41
  Palladium (000)                         71          47        191        137
                                      --------    --------   --------   --------
     Total Production                     93          61        250        178

TONS MINED (000)                         147         115        402        301

TONS MILLED (000)                        147         117        402        320
AVERAGE MILL GRADE (OPT)                0.72        0.61       0.71       0.65
MILL RECOVERY (%)                         89          87         88         87

CASH COSTS PER TON MILLED              $ 107       $ 104      $ 112      $ 103

CASH COSTS PER OUNCE                   $ 169       $ 196      $ 180      $ 185
Depreciation & Amortization               31          40         35         34
                                      --------    --------   --------   --------
     Total Costs Per Ounce             $ 200       $ 236      $ 215      $ 219

SALES (000)
  Ounces of Platinum Sold                 21          19         64         45
  Ounces of Palladium Sold                68          62        203        153
                                      ------      --------   --------   --------
     Total Ounces Sold                    89          81        267        198

AVERAGE REALIZED PRICES
  Platinum                             $ 386       $ 406      $ 391      $ 411
  Palladium                            $ 131       $ 142      $ 149      $ 146
  Combined Average Realized Price      $ 191       $ 204      $ 207      $ 206

AVERAGE MARKET PRICES
  Platinum                             $ 422       $ 395      $ 396      $ 403
  Palladium                            $ 197       $ 127      $ 169      $ 132
  Combined Average Market Price        $ 250       $ 188      $ 223      $ 194

      This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve uncertainties or risks that could cause actual results to differ materially. Such forward-looking statements include comments regarding operating performance, anticipated cash flows and capital expenditures and expansion plans. Factors that could cause actual results to differ materially include, but are not limited to, the following: price volatility of platinum and palladium, economic and political events affecting supply and demand for platinum and palladium, fluctuations in ore grade, tons mined, crushed or milled, variations in smelter or refinery operation, amounts and prices of the Company's forward metal sales and geological, technical, mining or processing problems. For a more detailed description of risks attendant to the business and operations of Stillwater and to the mining industry in general, please see the Company's other SEC filings, in particular the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events, or otherwise.


RESULTS OF OPERATIONS

      PGM Production
      --------------

      Total ore mined in the third quarter of 1997 increased 32,000 tons to 147,000 tons, compared with 115,000 tons mined in the third quarter of 1996. Third quarter 1997 tons milled averaged about 1,600 tons per day (TPD). For the third quarter of 1996, tons milled averaged about 1,300 TPD. In October 1997, operations ran at an average rate of over 1,900 TPD. Increases in ore tonnage were achieved through operating efficiencies gained as a result of commencing underground ore crushing, additional mine manpower and improved stoping productivity. Enhanced stoping productivity was driven by an increase in mechanized mining to almost 84% of third quarter 1997 production, up from 57% in the third quarter of 1996.

      The average head grade of ore delivered to the mill was 0.72 ounces per ton (OPT) during the third quarter of 1997, an increase of 18% from 0.61 OPT in the third quarter of 1996. The mill grade increased primarily due to successful implementation of controls to minimize mining dilution. Additionally, commissioning of the production shaft in June 1997 produced greater efficiencies in material handling and subsequent material processing through the mill.

      Production of platinum and palladium in the third quarter of 1997 was 93,000 ounces, a 52% increase versus the 61,000 ounces produced in the comparable 1996 period. This improved production was primarily driven by the increase in tons milled and higher average mill head grades, coupled with an improvement in recoveries resulting from installation of three additional flotation cells earlier this year.

     For the nine months ended September 30, 1997, 402,000 ore tons were milled, a 26% increase over the 320,000 tons milled in the comparable period of 1996. Efficiencies from commencing underground ore crushing, additional mine manpower and improved stoping productivity drove this increase. The average mill head grade for the nine months ended September 30, 1997, was 0.71 OPT, up 9% from
0.65 OPT for the nine months ended September 30, 1996. Improved mine dilution controls and the development of higher grade ore stopes contributed to the increase. Total platinum and palladium production increased to 250,000 ounces for the nine months ended September 30, 1997, a 72,000 ounce increase as compared to the 178,000 ounces produced during the same period of 1996. This was primarily due to the increase in tons milled and the higher average mill head grade.

      Revenue
      -------

      Platinum and palladium revenue for the third quarter of 1997 increased to $17.0 million, from $16.5 million in the comparable period of 1996. Higher sales volumes-89,000 ounces in the third quarter of 1997 versus 81,000 ounces for the comparable period in 1996-caused an increase in revenue for the quarter, but this impact was largely offset by lower realized prices for ounces sold. As a result of capital requirements early in 1997, the Company entered into forward contracts which fixed the sales price on a substantial portion of its future metal production. However, with market prices for platinum and palladium in 1997 in backwardation (where the prices for metals in the near term have a higher price than those in the future), these forward contracts resulted in lower realized metal prices when compared with current market prices during the third quarter of 1997. In addition, third quarter 1996 sales included a one-time, positive adjustment of 27,000 total ounces. These ounces had actually been produced in the first and second quarters of 1996 and were carried as in-process inventory until their sale in the third quarter of 1996.

      The average realized price per ounce of platinum sold was $386 per ounce for the third quarter of 1997, a 5% decrease compared with $406 per ounce for the third quarter of 1996, while the average realized price per ounce of palladium sold was $131 per ounce for the third quarter of 1997, an 8% decrease compared with $142 per ounce realized in the comparable 1996 period. These lower realized prices resulted from the Company delivering approximately 80%
of its third quarter 1997 platinum ounces and 80% of its third quarter 1997 palladium ounces against forward sales contracts having fixed prices below the current market price as well as below the average realized price for the comparable period a year ago.

      For the nine months ended September 30, 1997, revenue increased to $55.3 million, from $40.8 million for the comparable period in 1996. The increase in revenue was primarily driven by higher production volume made available for sale. During the first nine months of 1997, 267,000 ounces of platinum and palladium were sold, compared with 198,000 ounces for the same period in 1996. In addition, effective January 1, 1997, the Company changed its revenue recognition policy. Revenue is now recorded when ounces are shipped from the Company's base metal refinery to an external refiner, rather than at a later date upon physical transfer of refined metals to the buyer. This accounting policy change resulted in a $2.7 million (13,400 ounces) positive, cumulative effect on first quarter 1997 revenue.

      Costs
      -----

      Cash costs per ounce produced decreased $27 to $169 per ounce during the third quarter of 1997, compared with $196 per ounce in the third quarter of 1996. Although mine manpower increased, higher production volume more than offset the increase in costs. Total costs per ounce produced decreased $36 to $200 per ounce during the third quarter of 1997, compared with $236 per ounce in the third quarter of 1996. The decrease was driven mainly by higher production levels.

      Cash costs per ounce produced for the nine months ended September 30, 1997, decreased $5 to $180 per ounce, compared with $185 per ounce for the nine months ended September 30, 1996. Total costs per ounce also decreased during the nine-month period ended September 30, 1997, dropping $4 to $215 per ounce, compared with $219 per ounce for the nine months ended September 30, 1996. These year-to-date decreases in costs were primarily driven by the impact of increased production volume.

     Earnings
     --------

     The Company reported an operating loss of $1.7 million for the third quarter of 1997 compared with an operating loss of $1.6 million for the comparable period of 1996. The net loss for the third quarter 1997 was $1.7 million compared with $.8 million net loss in the third quarter of 1996. The larger net loss in the third quarter of 1997 was mainly driven by higher interest expense, compared with the third quarter of 1996. Although total interest expense for both periods was $1.2 million, virtually all of the interest costs were expensed in the quarter ended September 30, 1997, while only $.5 million was expensed during the comparable period a year ago. The balance of the 1996 third quarter interest expense was capitalized as part of the cost of the expansion of the Stillwater Mine. Since substantially all of the assets related to the expansion were placed in service during the first half of 1997, capitalized interest was minimal in the third quarter of 1997. In addition, interest income for the third quarter of 1997 decreased $.5 million to $.2 million, compared with $.7 million in the third quarter of 1996, primarily as a result of lower cash and short-term investment balances in the current year.

     The Company reported an operating loss of $5.0 million for the nine months ended September 30, 1997, compared with an operating loss of $2.9 million in the comparable period in 1996. Although revenues rose by $14.5 million during the current nine month period as a result of significantly stronger production and sales volumes, total cost of sales increased by $16.2 million during the same period. The increase in costs for the nine months ended September 30, 1997 was largely related to increased production; however, depreciation expense increased by $4.1 million to $10.3 million for the nine months ended September 30, 1997, compared with $6.2 million in the nine month period a year ago. This increase in costs was due to the expansion assets having been placed into service during the period, along with a one-time charge for the write-down and disposal of equipment associated with replacement of a portion of the processing plant as part of the expansion. The net loss for the nine months ended September 30, 1997, excluding the cumulative effect of an accounting change for capital development costs, increased to $4.5 million, from $1.5 million for the nine months ended September 30,1996. The increased net loss was driven by higher depreciation expense, higher interest expense and lower interest income.


LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1997, the Company's current ratio was 3.1 to 1.0, the same as at December 31, 1996. Working capital at September 30, 1997 was $24.6 million, down $8.6 million from December 31, 1996. Working capital decreases in 1997 were partially the result of a change in revenue recognition which resulted in reducing finished product inventories from $3.5 million at December 31, 1996 to zero at September 30, 1997. Cash and short-term investments increased $2.2 million to $19.1 million from the second to the third quarter of 1997. The Company anticipates stable cash flow performance over the remainder of 1997.

     The Company expects to invest an additional $3.5 million on capital projects and underground development at the Stillwater Mine in the fourth quarter of 1997.

     As of September 30, 1997, net availability of $11.4 million existed under the credit facility. Based on the cash and short-term investments on hand at September 30, 1997, expected cash flows from operations and the availability of funds under the Company's line of credit, management believes there is sufficient liquidity to meet the Company's currently planned operating needs for the foreseeable future.

OTHER MATTERS

      On August 14, 1997, the Company announced the immediate appointment of William E. Nettles, as Chairman and Chief Executive Officer. Mr. Nettles replaced Ray W. Ballmer, who continues as a Director of the Company and who had been appointed interim Chairman and Chief Executive Officer upon the resignation of Charles R. Engles in February, 1997.

     On October 29, 1997, the Company announced the departure of R. Daniel Williams, Vice-President and Chief Financial Officer. The Company has identified a number of qualified candidates for this vacancy and will be making a decision in the near future.

     On November 10, 1997, the Company announced the authorization for the completion of the tunnel boring machine for the East Boulder project. Delivery of the tunnel borer is expected in the spring of 1998. No material expenditures are expected for the remainder of 1997. Driving of the 18,000 foot tunnel is expected to take approximately 18 months and cost about $20 million. During this period, the Company will complete a final feasibility study and cost estimate for the East Boulder project. Once this is complete and the grade and continuity of the reef has been confirmed, the Company will make a decision on proceeding with development of East Boulder.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in connection with any legal proceedings previously reported on the Company's Form 10-K for the year ended December 31, 1996.

Item 2.  Changes in Securities.
------------------------------

         None

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         None

Item 5.  Other Information.
--------------------------

         None

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

         Form 8-K dated August 15, 1997, announcing the appointment of William
         E. Nettles as Chairman and Chief Executive Officer of the Company.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                  STILLWATER MINING COMPANY
                                            (Registrant)



Date:  November 14, 1997          By:   /s/ William E. Nettles
                                        -----------------------
                                        William E. Nettles
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)



Date:  November 14, 1997          By:   /s/ Tammy R. Cosgrove
                                        -----------------------
                                        Tammy R. Cosgrove
                                        Controller
                                        (Principal Accounting Officer)