Form 10-K405
period 1997-12-31
STILLWATER MINING CO /DE/
filed 1998-03-31
CIK 931948

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.


                        Commission File Number 0-25090

                           STILLWATER MINING COMPANY
            (Exact name of registrant as specified in its charter)


                    Delaware                        81-0480654
                    --------                        ----------
             (State or other jurisdiction        (I.R.S. Employer
           of incorporation or organization)    Identification No.)


             717 Seventeenth Street, Suite 1480, Denver, CO  80202
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

  Common stock, $.01 par value            The American Stock Exchange
 Preferred Stock Purchase Rights          The American Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X]  YES   [_]  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 2, 1998, assuming a price of $21.50 per share, the closing sale price on the American Stock Exchange, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates was approximately $438,179,611.

As of March 2, 1998, the Company had outstanding 20,380,447 shares of common stock, $.01 par value.

Documents Incorporated by Reference: Part III, Items 10, 11, 12 and 13 incorporate by reference portions of Stillwater Mining Company's Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders.

                               TABLE OF CONTENTS
                               -----------------


                                    PART I

Items 1 and 2    BUSINESS AND PROPERTIES                                  1

Item 3           LEGAL PROCEEDINGS                                       19

Item 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     19


                                    PART II

Item 5           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS                                     20

Item 6           SELECTED FINANCIAL DATA                                 21

Item 7           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                     23

Item 8           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             29

Item 9           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE                     49


                                   PART III

Item 10          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      49

Item 11          EXECUTIVE COMPENSATION                                  49

Item 12          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT                                          49

Item 13          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          49


                                    PART IV

Item 14          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K                                     50

                                 ITEMS 1 AND 2
                            BUSINESS AND PROPERTIES
                            -----------------------

                       INTRODUCTION AND 1997 HIGHLIGHTS

  Stillwater Mining Company (the "Company"), a Delaware corporation, is engaged in the exploration, development, extraction, processing and refining of platinum, palladium and associated metals from the J-M Reef located in Stillwater and Sweet Grass Counties, Montana. Associated by-product metals include rhodium, gold, nickel and copper. The Company conducts its current mining operations at the Stillwater Mine, in Nye, Montana. Future expansion is planned at the East Boulder site, located at the western end of the J-M Reef.

  The J-M Reef is the only significant source of platinum group metals ("PGMs") outside the Republic of South Africa and Russia. The J-M Reef is an extensive mineralized zone containing PGMs, which has been traced over a strike length of approximately 28 miles and which extends downward over one mile to unknown depths. The Company holds the rights to claims covering substantially all of the presently identified PGM mineralized zone of the J-M Reef.

  At December 31, 1997, the Company had proven and probable reserves of approximately 29.5 million tons of ore with approximately 23.4 million contained ounces of platinum and palladium in a ratio of approximately 3.3 parts palladium to one part platinum.

  Highlights of the 1997 year included:

        . Production increased to 355,000 ounces of platinum and palladium in 1997 from 255,000 ounces in 1996.

        . Cash costs per ounce produced decreased to $174 in 1997 from $184 in 1996, and total costs per ounce produced decreased to $207 in 1997 from $219 in 1996.

        . Recovery rates improved to 89% in 1997 from 88% in 1996, and mining dilution was reduced to 25% in 1997 from 40% in 1996.

        . Mechanized mining increased to 80% in 1997 from 60% in 1996, and tons mined increased to 580,000 in 1997 from 424,000 in 1996.

        . The Company completed the expansion plan (the "Expansion Plan") begun in 1994 designed to double output from 1,000 tons per day (TPD) to 2,000 TPD. The production rate goal was reached in the fourth quarter of 1997 when the Company's mine production reached 2,000 TPD, a 46% increase over mine production in the fourth quarter of 1996.

        . Other key elements of the Expansion Plan were also completed during the year, including the commissioning of the 1,950-foot vertical production shaft to improve ore haulage, construction of an underground crushing system, increasing capacity in the concentrator facility and smelter modifications.

        . Revenues increased to $76.9 million in 1997 compared to $56.2 million in 1996, but the Company had a net loss of $5.4 million in 1997 compared to a net loss of $2.8 million in 1996. The Company's profitability was adversely affected by hedging positions that resulted in realization of below market prices for platinum of $388 per ounce and palladium of $144 per ounce. The average market prices for these metals in 1997 were $395 and $178 per ounce, respectively.

        . The Company recently announced a long term goal to triple production over the next five years. The key elements are to complete a second expansion of at the Stillwater Mine and to develop the East Boulder Project. A feasibility study is underway to determine the optimum level of production at the Stillwater Mine, and in November 1997 the Company made the decision to resume the East Boulder Project. The Company plans to drive an 18,500 foot tunnel into the western section of the J-M Reef and complete a feasibility study and cost estimate for the East Boulder Project.

  For further discussion of these matters and certain associated risks, see "Business and Properties--Current Operations", "--Future Expansion", and "--Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                            HISTORY OF THE COMPANY

  Platinum and palladium were discovered in the J-M Reef by Manville Corporation ("Manville") geologists in the early 1970s. In 1979, a Manville subsidiary entered into a joint venture agreement with Chevron U.S.A. Inc. ("Chevron") to develop PGMs discovered in the J-M Reef. Manville and Chevron explored and developed the Stillwater property and commenced underground mining in 1986.

  In 1992, the Company was incorporated and on October 1, 1993, Chevron and Manville transferred substantially all assets, liabilities and operations at Stillwater to the Company, with Chevron and Manville each receiving a 50% ownership interest in the Company's stock. In September 1994, the Company redeemed Chevron's entire 50% ownership. The Company completed its initial public offering in December 1994, and Manville also sold shares reducing its record ownership percentage to approximately 27%. In August 1995, Manville sold its remaining ownership interest in the Company to institutional investors. The Company's common stock is publicly traded on the American Stock Exchange under the symbol "SWC."

                          GEOLOGY OF THE J-M REEF

  The J-M Reef is located in the Beartooth Mountains in southern
Montana. It is situated along the northern edge of the Beartooth Plateau, which rises to elevations of over 10,000 feet in places within the reef. This plateau is deeply dissected by several rivers and their tributaries including the Stillwater River, towards the eastern end and the Boulder River, near the western end of the reef. Both of these rivers have eroded their valley floors resulting in deep valleys cut into the gently undulating elevated plateau.

  Geologically, the J-M Reef is composed of an assemblage of basic and ultrabasic rocks derived from a single, large, buried magma body emplaced an estimated 2.7 billion years ago. The molten rock was sufficiently fluid at the time of emplacement to allow individual minerals to crystallize sequentially, the heavier, more basic, darker minerals crystallizing first, sinking towards the bottom, and leaving the lighter, more siliceous light-colored minerals to crystallize out later to produce bands of norite, gabbro and anorthosite which can be traced across most of the strike length of the complex. Over time the original horizontal orientation of the reef was changed as the reef was tilted at an angle of 50 to 90 degrees to the north. The upper portion of the reef was eroded away to produce the essentially lenticular-shaped exposure of the reef evident today, which has been identified for 28 miles in an east-southeasterly direction and has a maximum width of nearly 4.5 miles near the East Boulder valley.

  The PGMs, consisting of platinum, palladium and a small amount of rhodium, along with small amounts of nickel, copper and gold, are concentrated in one principal layer. The J-M Reef appears to form a continuous layer which is exposed from the highest ridges over 9,500 feet above sea level to the deepest valleys almost a mile below the surface of the plateau. The zone of mineralization has also been intersected in a drill hole at an elevation of 3,020 feet above sea level demonstrating vertical continuity exceeding 6,000 feet. Geological and geophysical evidence suggests that the J-M Reef extends downward beyond the limits of currently available mining practice. Geological mapping and gravity surveys also suggest that the dip of the J-M Reef flattens gently and may extend 30 miles or more to the north.

  The J-M Reef is similar to South Africa's Bushveld Complex which contains the well-known platiniferous Merensky Reef which is currently mined in many localities. The in situ PGM grade of the J-M Reef is significantly higher than that of the Merensky Reef and its economically recoverable portion is significantly thicker, making the J-M Reef generally amenable to a wider variety of gravity assisted, mechanized mining methods. The Merensky Reef, however, has a substantially longer surface strike length compared to the known 28-mile strike length of the J-M Reef.

  The Company believes that the J-M Reef constitutes a qualifying lode or vein for purposes of the General Mining Law of 1872, as amended (the "General Mining Law"), but is not aware of any administrative or legal determination on this point. The Company is not relying solely on down dip (or "extralateral") rights to secure possession of the J-M Reef, but has the rights to mining claims vertically overlying the portions of the down dip extensions needed for mining in the foreseeable future. See "--Mining Claims".

                               PGM ORE RESERVES

  The following table sets forth the Company's proven and probable platinum and palladium ore reserves and platinum and gold equivalent reserves as of December 31, 1997 and 1996. The reserves reflected below are based on a cut-off grade of
0.40 ounces of platinum plus palladium per ton, and assume the following prices for economic production: $375 and $155 per ounce for platinum and palladium, respectively. Proven and probable reserves are after average mining dilution of 10% at zero grade based on actual mining experience.

  The December 31, 1997 ore reserves were affirmed and verified by Behre Dolbear & Company, Inc. ("Behre Dolbear"), independent consultants, who are experts in mining, geology and ore reserve determination. The Company has utilized Behre Dolbear to carry out independent reviews and inventories of the Company's ore reserves since 1990. The ore reserves have been affirmed and verified by Behre Dolbear in alternating years. The December 31, 1996 proven and probable platinum and palladium ore reserves, although not independently verified by Behre Dolbear in 1996, were determined by the Company using the same technical methods and criteria which were previously reviewed and verified by Behre Dolbear.

                                ORE RESERVES(*)

                                                 DECEMBER 31, 1997                            DECEMBER 31, 1996
------------------------------------------------------------------------------------------------------------------------------
                                                      AVERAGE        CONTAINED(2)                  AVERAGE       CONTAINED(2)
                                       Tons(1)        GRADE(2)         OUNCES         TONS(1)      GRADE(2)        OUNCES
                                       (000'S)      (OUNCES/TON)       (000's)        (000'S)    (OUNCES/TON)      (000'S)
------------------------------------------------------------------------------------------------------------------------------

Proven Mining Reserves                    1,379           0.86          1,184           1,365         0.85             1,166

Probable Mining Reserves                 28,130           0.79         22,183          25,764         0.79            20,448

------------------------------------------------------------------------------------------------------------------------------
Total Proven and Probable
   Reserves                              29,509           0.79         23,367          27,129         0.80            21,614
------------------------------------------------------------------------------------------------------------------------------
Total Platinum Equivalent Proven
 and Probable Reserves(3)                                              15,462                                         10,246
------------------------------------------------------------------------------------------------------------------------------
Total Gold Equivalent Proven
and Probable Reserves(3)                                               19,354                                         10,265

(*) Reserves are defined as that part of a mineral deposit that can be economically and legally extracted or produced at the time of determination and is customarily stated in terms of "ore" when dealing with metals. The term "economic" implies that profitable extraction or production has been established, analytically demonstrated or assumed with reasonable certainty. The term need not signify that extraction facilities are in place and operative. The proven reserves are computed from dimensions revealed in workings or drill holes and from the results of detailed sampling. The sites for inspection, sampling and measurement are spaced at intervals of 25 to 50 feet, and the geologic character is so defined, that the size , shape, depth and mineral content of the reserve blocks are established. The probable reserves are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are between 50 and 1,000 feet apart. The degree of assurance, although lower than that for proven reserves, is sufficient to predict the geological regularity of the reef between points of observation. See "-- Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition."
(1) Total proven and probable reserves include 11,510,000 tons in the area of East Boulder. Significant capital investments will be required to access the East Boulder reserves. See "-- East Boulder Project."
(2) Expressed as platinum plus palladium ounces per ton at a ratio of 3.3 parts palladium to one part platinum, before processing losses of approximately ten percent (10%).

(3) Platinum and gold equivalent ounces of proven and probable reserves at December 31, 1997 are presented solely for purposes of illustration and are calculated using the London P.M. Fix of $363 per ounce of platinum, $290 per ounce of gold and $203 per ounce of palladium on December 30, 1997. Platinum and gold equivalent ounces of proven and probable reserves at December 31, 1996 were calculated using the London A.M. Fix of $370 per ounce of platinum, $370 per ounce of gold and $117 per ounce of palladium on December 31, 1996.

  Reserves are consumed during mining operations and the Company generally replaces reserves by drilling mineralized material which has been identified geologically but not yet established as proven and probable reserves. Because of the expense of the close-spaced drilling necessary to generate proven mining reserve estimates, the Company generally only attempts to prove up only sufficient reserves to support its mine development objective of approximately 18 months of production.

                              CURRENT OPERATIONS

STILLWATER MINE

  The Company's current mining operations consist of the Stillwater Mine, an underground mine located within the J-M Reef in Nye, Montana. The Company holds a 100% interest in and operates the Stillwater Mine. The mine is located approximately 85 miles southwest of Billings, Montana and is accessed by a paved road. The mine has adequate water and power from established sources.

MINING

  The Stillwater Mine accesses only a small segment of the J-M Reef, approximately five miles long, between the elevations of 6,700 and 3,100 feet above sea level. Deep exploration drill holes have confirmed the structure and mineralization of the J-M Reef down to the 2,000 foot elevation, but currently
is open at depth to be further verified by additional drilling.   Access to the
ore at the Stillwater Mine is by means of horizontal adits and drifts driven parallel to the strike of the J-M Reef at vertical intervals of about 200 feet. The Company is currently evaluating the economics of developing drifts at vertical intervals of about 300 feet. Increasing the interval spacing could result in reduced development costs. Adits have been driven from the surface in the Stillwater Valley at elevations of 5,000 feet above sea level or more. Five drifts have been developed below the valley floor by ramping down from the 5,000 foot level to extract ore from the reef down to the 4,000 foot elevation. Three levels below the 5,000 foot level can now be accessed from the shaft.

  The 1,950 foot vertical shaft, which was commissioned in 1997 as part of the Expansion Plan, was sunk adjacent to the concentrator. Development is continuing on two drifts at 3,200 and 3,800 feet above sea level, both of which are only accessible from the shaft. The crushing station was commissioned during 1997 and is located on the 3,100 foot level. All ore hoisted up the shaft is crushed. The commissioning of the production shaft and underground crushing station has reduced haulage time and costs, improved the material handling of ore and waste and improved the grinding capabilities of the concentrator. During the fourth quarter of 1997, approximately 56% of ore production was crushed and hoisted up the shaft. The Company expects this percentage to increase as more stopes are developed off the shaft. For the foreseeable future, ore from those areas above the 5,000 foot west elevation will continue to be hauled to the surface by train. Ore from those areas below the 5,000 foot level and those that are not currently connected to the shaft are transported to the surface by 15-ton underground trucks. The portion of waste that cannot be used for backfill in underground excavations is hauled to the surface or hoisted up the shaft, depending on its location, and used in the rock embankment of the tailings dam or is placed in the permitted waste disposal site.

  Prior to 1994, almost all of the Company's mining activities utilized "cut-and-fill" stoping methods. This method extracts the ore body in ten-foot high horizontal cuts. The open space created by the extraction of each cut is filled with waste rock and coarse concentrator tailings and becomes the floor for the next level of mining as the process moves upward. Since 1994, the Company has introduced two mechanized mining methods: "ramp-and-fill" and "sub-level" stoping. Ramp-and-fill is a mining method in which a succession of horizontal cuts are extracted from the ore body using mobile equipment. Access to the ore body is from ramps driven in or adjacent to the ore body allowing the use of hydraulic drills and load haul dump (LHD) equipment. The Company believes that mechanized mining methods are safer, less expensive and more productive than traditional "cut and fill" stoping. Mechanized mining increased from 60% in 1996 to 80% in 1997. Currently, direct costs per ton mined for ramp-and-fill stoping is 40% less than cut-and-fill stoping and is more productive by one ton per man-hour. However, not all areas of the reef are amenable to ramp-and-fill mining, and the Company will continue to select the appropriate mining method on a stope-by-stope basis.

PRODUCTION

  During 1997, the Company produced 355,000 ounces of platinum and palladium, up from 255,000 ounces in 1996. See "Selected Financial and Operating Data." In the fourth quarter of 1997, the Company attained its Expansion Plan production goals: mine production increased from approximately 1,370 TPD in the fourth quarter of 1996 to approximately 2,000 TPD in the fourth quarter of 1997, a 46% increase. Variations in production above and below 2,000 TPD can be expected in future periods. To accomplish the Expansion Plan's production goals, the Company hired experienced rockbreakers (see "Employees") and invested in mobile mining equipment. In conjunction with the acquisition of the new equipment, the Company undertook several initiatives to reduce maintenance costs, including a reduction in the number of sizes and types of equipment used in the mine, formation of an additional maintenance crew to permit maintenance activities to be carried out on a 24-hour, seven day per week basis and development of a computerized scheduled maintenance system. Additionally, the focus on underground development increased on both existing levels as well as new levels accessed from the shaft. Surface facilities were also completed, including a new maintenance shop and warehouse and an extension of the site offices and change house. Site services were expanded and upgraded and appropriate pre-investments in infrastructure were made to accommodate future plans.

  The Expansion Plan's positive impact on the Company's cash costs of production occurred in 1996. Cash costs of production were $215 per ounce in 1995, $184 per ounce in 1996 and $174 per ounce in 1997. During 1994 through 1997, the Company's total capital expenditures for the expansion of the Stillwater Mine and facilities were approximately $70 million, excluding capital costs for sustaining and rehabilitating the existing mine. Of the $70 million, $2.9 million was expended in 1997.

CONCENTRATION

  The Company maintains a concentrator plant adjacent to the Stillwater Mine. Ore is defined as material with a 0.4 cut-off grade. Ore is fed into the concentrator, mixed with water and ground to a slurry in a mill circuit to liberate the PGM-bearing sulfide minerals from the rock matrix. Various reagents are added to the slurry to separate the valuable sulfides from the waste rock in a flotation circuit. In the flotation circuit, the sulfide minerals are floated, recycled, reground and refloated to produce a concentrate suitable for further processing. The flotation concentrate, which represents approximately 1% of the original ore weight, is filtered, dried and transported in trailers approximately 46 miles to the Company's metallurgical complex in Columbus, Montana. Approximately 60% of the material discarded from this process is used for backfill in the mine, with the balance stored in an onsite tailings containment area.

  As part of the Expansion Plan, the capacity of the concentrator was expanded with the addition of a large ball mill grinding unit, additional flotation capacity and ancillary equipment.

  During 1997, the Company continued to improve the recovery performance from the new flotation circuit. Recovery improved to 90% at December 31, 1997 from 86% at December 31, 1996. The Company expects that the installation of twenty additional 300 cubic foot flotation cells, expected to be completed during the second quarter of 1998, will increase the concentrator's recovery to approximately 92%. These cells are also expected to increase the concentrate grade, resulting in potential cost reductions of downstream processing.

  Waste rock from the mine is currently being used to build the impoundment embankment. In 1996, the Company submitted an application to the Montana Department of Environmental Quality ("Montana DEQ") requesting an amendment to its Operating Permit. The Company's proposal contemplates the construction of a lined tailings impoundment that would serve the Stillwater Mine for the next thirty years. See "Regulatory and Environmental Matters".

  Currently, the concentrator has a capacity of 2,000 TPD. In 1998, the Company will be modifying the concentrator. Changes include the installation of metal lifters and grates in the semi-autogenous (SAG) grinding mill and installation of a particle size monitor (PSM), to control the particle size in the grinding circuit. The PSM should provide a more uniform sized product for the flotation circuit and reduce labor requirements. The Company expects that modifying the SAG mill and installing the PSM should provide the concentrator with increased capacity.

SMELTING

  The Company's metallurgical complex is located in Columbus, Montana and consists of the precious metals smelter and base metals refinery (BMR). Concentrate from the mine site is fed to a 1.5 megawatt electric furnace, where it is melted and separated into a silica oxide rich slag and a PGM rich furnace matte. The slag is drained through the side of the furnace, cooled and provided to outside parties for use as road base.

  The furnace matte is remelted in one of two top blown rotary converters
(TBRC), which separates iron from the matte. The converter matte is poured from the TBRC, granulated and transferred to the BMR in two ton bags. The matte, approximately 10% of the original smelter feed weight, is primarily copper and nickel sulfides containing about 2% PGMs.

  The gases released from the smelting operations are routed through a gas/liquid scrubbing system, which removes approximately 99.8% of the sulfur dioxide. Spent scrubbing solution is treated in a process that converts the sulfur dioxide to gypsum, or calcium sulfate, and regenerates clean scrubbing solution. The gypsum is used by local farmers as a soil amendment.

  The smelter's expansion was completed in 1997, increasing the daily smelting capacity from 22 TPD to 32 TPD. Feed and power control systems for the existing furnace were modified, a second TBRC was added and the gas handling and solution regeneration systems were upgraded. Additionally during 1997, the furnace was rebricked, a process that occurs every two to three years. The furnace modifications resulted in significant power savings due to increased furnace efficiency. At 2,000 TPD of mine production, the smelter processes approximately 25-30 TPD of concentrate.

REFINING

  In 1996, the Company constructed and commissioned the BMR, which utilizes the patented Sherritt Process, whereby sulfuric acid is used to dissolve the nickel, copper, cobalt and iron from the smelter matte. This process upgrades the smelter product over 25-30 times (from 2% Pt+Pd to 55-60% Pt+Pd). The BMR has a capacity equivalent to more than 4,000 tons per day of mine production. The present plant is operated one shift per day, five days per week. Even though mine production ramped up during 1997, the BMR was able to increase efficiencies and maintain the same five day schedule.

  The iron is precipitated out of the solution and returned to the smelter to be processed and removed as slag. The dissolved nickel, copper and cobalt is shipped via truck, as a sulfate solution, to an outside refiner located in Canada. The Company is paid for a portion of the nickel and cobalt content of the solution. During the first and second quarters of 1998, the Company plans to complete a project evaluation for a copper/nickel refinery for the sulfate solution.

  The resulting PGM rich filter cake is shipped via air freight to Union Miniere ("UM") in Belgium, or Johnson Matthey ("JM") in New Jersey and is returned to the account of the Company after 20 days (UM), or 35 days (JM), as 99.95% PGM sponge. Currently, the Company is shipping approximately 70% of its filter cake to UM and approximately 30% to JM and should remain at these levels through the expiration of the refining contracts on December 31, 2000 and February 5, 2001, respectively. The Company pays UM and JM a refining charge in United States dollars per ounce for the toll processing of the BMR filter cake.

SECONDARY MATERIALS PROCESSING

  A sampling facility for secondary materials was completed in late 1997. The facility was designed to accept spent catalysts that can be crushed and added to
the electric furnace.   Several test lots were processed during 1997, and it was
determined that the spent auto catalysts are suitable for processing at the Company's facilities. Processing of secondary materials was suspended in mid-1997 to assess the results of the test lots and to improve the performance of the system. The Company expects to process shipments of spent auto catalysts during 1998.

EXPLORATION ACTIVITIES

  Major portions of the J-M Reef have yet to be exposed to drilling and development sufficient to allow for the delineation of additional reserves. However, given the magnitude of its current proven and probable reserves, the Company's exploration activities are limited. The Company's current plans are to continue to focus on its current PGM reserves at the Stillwater Mine and East Boulder Project rather than exploring for or attempting to acquire additional developed or undeveloped ore reserves. Consequently, exploration does not represent a significant expenditure for the Company.

EAST BOULDER PROJECT

  The East Boulder Project provides western access to the J-M Reef, from Sweet Grass County, Montana and is the second fully permitted site on the J-M Reef. In 1996, the Company began work on the initial exploration phase of the East Boulder Project, including site preparation, construction of a power line and procurement of a tunnel boring machine ("TBM"). During the second half of 1996, the Company invested $7.8 million in the East Boulder Project. These capital investments were primarily for construction of the TBM and providing electrical power supply to the mine portal site. In October 1996, the project was deferred, primarily due to a downturn in platinum and palladium prices.
However, permitting and environmental activities continued at East Boulder, with approximately $1.1 million expended during 1997.

  In November 1997, with the achievement of the Expansion Plan's production goals and higher prices for platinum and palladium, the Company announced plans to restart the East Boulder Project. This entails completion of the TBM which will provide access to the western section of the J-M Reef. The Company anticipates delivery of the TBM in the second quarter of 1998, with development work to begin in the third quarter of 1998. Independent contractors will be working with the Company to drive the 18,500-foot long, 15 foot diameter tunnel. This is expected to take approximately 18 months and cost approximately $20 million. During this period, the Company will complete a feasibility study and cost estimate for the East Boulder Project. The Company will make a decision on proceeding with further development of the East Boulder Project once the feasibility study is completed and the grade and continuity of the reef have been confirmed. The preliminary feasibility study, completed in 1992, estimated the total cost of the project to be $250 million, including $50 million for contingencies.

OTHER PROPERTIES

  The Company owns and maintains a 55,000 square foot building containing the concentrator plant, changing facilities and offices and a recently constructed 29,200 square foot shop and warehouse, both located within its 1,340 acre operating permit area at the Stillwater Mine. In Columbus, Montana, the Company owns and maintains a 23,200 square foot smelter plant and a 17,000 square-foot base metals refinery on property leased from the Town of Columbus. None of these properties is currently subject to any mortgage or other encumbrance. The Company also leases a 10,100 square foot office building in Columbus from a third party. The Company believes that its existing facilities are adequate to service current production levels. The Company also owns six parcels of land totaling 2,473 acres in Stillwater County, Montana. Certain of these parcels are leased to ranch operators, and one has been subdivided for the lease or sale of residential lots. About 60 acres of one property is within the Company's operating permit boundaries. Some of these properties also include residential rental units. Non-mining properties are subject to a mortgage in favor of Chevron and Manville to support the Company's indemnification obligations to such parties.

SALES AND HEDGING ACTIVITIES

  Platinum, palladium, rhodium and gold are sold to a number of dealers and consumers with whom the Company has established trading relationships. Refined PGMs of 99.95% purity in sponge form are transferred upon sale from the Company's account at UM and JM to the account of the purchaser. By-product metals are purchased at market price by brokers or outside refiners.

  The Company enters into hedging instruments from time to time to manage the effect of price changes in platinum and palladium on the Company's cash flow. Hedging activities typically consist of spot deferred contracts for future deliveries of specific quantities of PGMs at specific prices and the sale of call options and the purchase of put options. During the first quarter of 1997, the Company entered into significant hedging positions, particularly in palladium, for both 1997 and 1998 sales. The Company delivered against these hedge contracts throughout 1997, incurring substantial palladium hedging losses of approximately $10.1 million, due to the sharp rise in palladium spot prices in mid-1997. At December 31, 1997, the Company had sold forward under spot deferred contracts 213,165 ounces of palladium at $134 per ounce and 4,255 ounces of platinum at $369 per ounce. The London A.M. Fix prices for palladium and platinum at December 31, 1997 were $204 and $362 per ounce, respectively. The hedged palladium quantities represent about sixty percent of expected 1998 production and more than half of these contracts will be settled during the first half of the year. Stillwater Mining has no platinum or palladium hedged for 1999. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for platinum and palladium exceed the Company's hedge contract prices and their credit lines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

TITLE AND ROYALTIES

  The Company holds 995 patented and unpatented lode or millsite claims covering approximately 16,000 acres of the J-M Reef. The Company believes that approximately 130 of these claims cover 100% of the known apex of the J-M Reef.

  Applications for patents covering 172 of these unpatented claims, for a total area of 2,876.9 acres, have been submitted. Patents to 34 claims covering an area of 574.8 acres have been granted; 138 claims covering 2,302.1 acres have had first half final certificates issued. The Company is currently working with the U.S. Forest Service (USFS) to ensure the allocation of personnel and other resources required for the USFS to complete the patent documentation process on the 138 claims which have first half final certificates issued. The Company expects that this process will take another year or more to complete. The patents will then undergo several levels of review within the U.S. Department of the Interior before submission to the Secretary for signature. Another Company claim leased from the Mouat family and acquired through the agreement with Anaconda Minerals Inc.

was patented many years ago. The remaining claims either adjoin the apex of the J-M Reef or provide sites for surface operations.

  Unpatented mining claims may be located on U.S. federal public lands open to appropriation, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and is always subject to challenges of third parties or contests by the federal government. The validity of an unpatented mining claim, in terms of its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims.

  Of the Company's 995 controlled claims, 869 are subject to royalties, including 711 subject to a 5% net smelter royalty payable to Manville, 56 subject to a 0.35% net smelter royalty payable to the Mouat family, and 102 subject to both royalties. During 1997, the Company paid royalties of approximately $2.2 million.

SAFETY

  Underground mining is, by its nature, a hazardous occupation. Current mine operations extend over five miles horizontally into the Stillwater Complex and involve the use of heavy machinery and drilling and blasting in confined spaces. The Company's recent safety performance has been in line with that of similar mines in terms of its Lost Time Accident Rate ("LTA rate"); however, six fatalities have occurred at the Company's mine since operations began in 1986. The Company's LTA rate in 1992 was 12.9 and decreased to a low of 2.8 in 1996. Although the Company's Accident Severity Rate remained the same as reported in 1996, the LTA rate increased to 3.3 in 1997. In response to this unfavorable increase, management has implemented additional safety training programs and has rejuvenated the application of the "Neil George Five-Point Safety System," which is well known to the underground hard rock mining industry. This program encourages daily interaction between employees and supervisors with a specific focus on safety and requires subsequent documentation of that interaction. Management believes that continued reductions in accident frequency are achievable.

  Safety is a primary concern of the Company, and the Company believes that training is a key element in accident prevention. Forty hours of safety training are required before inexperienced employees may start working underground, and yearly retraining in first aid, accident prevention techniques and equipment handling are mandatory for each mining employee.

  The metallurgical complex in Columbus, Montana maintained an exemplary safety record with zero lost time accidents and once again became the recipient of the Governor's Safety Award. The complex is the first ever two-time recipient of this Award. The smelter (for the fifth consecutive year) and the BMR were granted the Sharp's Award, which exempts the complex from routine Occupational Safety and Health Association inspections.

EMPLOYEES

  As of December 31, 1997, the Company had 675 employees in the following areas:

               -------------------------------------
                                           Number of
               Area                        Employees
               -------------------------------------
               Mining                            435
               Processing                         63
               Maintenance                        89
               Technical Services                 36
               Safety and Environmental           15
               Administration                     37
               -------------------------------------
                  Total Employees                675
               -------------------------------------

  Prior to 1995, the Company's employees were non-union. In an election held in July 1995, 50.6% of those voting favored the appointment of the Oil, Chemical and Atomic Workers Union (OCAW) as exclusive bargaining representative for substantially all hourly workers. The union was certified by the National Labor Relations Board in January 1996. On June 30, 1996, members of Local 2-1 of the OCAW ratified their first contract agreement with the Company, which became effective on July 1, 1996. The contract has a term of three years and provides for a cumulative increase in wages and benefits of 5.86% over the contract term. This contract was negotiated using an interest-based bargaining approach that has resulted in cooperative and stable labor relations. Management believes its employee relations are good and believes its wages, benefits and working conditions are competitive with other mining operations.

  The Company competes for individuals skilled in underground hard rock mining techniques and has experienced a shortage of qualified miners. The number of such persons is limited, and significant competition exists to obtain their skills. During 1997, the Company added a net total of 156 hourly employees to the workforce. The Company has instituted a training program to bring new employees up to the status of qualified, experienced underground miners. Approximately 67 skilled miners will be required during 1998 and the Company may find it difficult to attract and retain sufficient numbers of these skilled individuals to achieve the anticipated production for its expansion. As a result of the downturn in the gold industry, the Company has been the beneficiary of layoffs by gold companies. The Company has hired 34 experienced underground miners from the gold industry, and will continue to recruit these miners to meet the demands of the Company's increased production goals.

REGULATORY AND ENVIRONMENTAL MATTERS

  GENERAL.  The Company's business is subject to extensive federal, state and
  --------
local government controls and regulations, including regulation of mining and exploration operations involving the discharge of materials and contaminants into the environment, disturbance of land, reclamation of disturbed lands, associated potential impacts to threatened or endangered species and other environmental concerns. In particular, statutes including, but not limited to, the Clean Air Act, the Clean Water Act, the Solid Waste Disposal Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act and the National Environmental Policy Act, impose permit requirements, effluent standards, air emission standards, waste handling and disposal restrictions and other design and operational requirements, as well as record keeping and reporting requirements, upon various aspects of mineral exploration, extraction and processing. In addition, the Company's existing mining operations may become subject to additional environmental control and mitigation requirements if applicable federal, state and local laws and regulations governing environmental protection, land use and species protection are amended or become more stringent in the future. For example, effective July 1, 1998 for the 1997 calendar year, the Company will for the first time be required to annually report the volume of its release of certain toxic materials into the environment, including such constituents that are placed within engineered tailings impoundments. Such reporting is required by the Emergency Planning and Community Right-to-Know Act, noted above. Additionally, the Company is aware that federal regulation under the Solid Waste Disposal Act governing the manner in which secondary materials and by-products of mineral extraction and benefication are handled, stored and reclaimed or reused are pending final revision which could affect the Company's facility design, operations, and permitting requirements.

  The Company's past and future activities may also cause it to be subject to liabilities under provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), and analogous state law. Such laws impose strict liability on certain categories of potentially responsible parties for their actions resulting in releases or threatened releases of hazardous substances into the environment which cause the incurrence of cleanup costs.

  Generally, compliance with the above statutes requires the Company to obtain permits issued by federal, state and local regulatory agencies and to file various reports and keep records of its operations affecting the environment. Certain permits require periodic renewal or review of their conditions. The Company cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed. Non-renewal of permits or the imposition of additional conditions could have a material adverse effect on the Company's financial condition and results of operations.

  The Company believes that its operations and facilities comply in all material respects with current federal, state and local permits and regulations.
However, compliance with existing and future laws and regulations may require additional control measures and expenditures which cannot be estimated at this time. Compliance requirements for new mines and mills may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. The cost of complying with future laws and regulations may render currently operating or future properties less profitable and could adversely affect the level of the Company's reserves and, in the worst case, render its mining operations uneconomic.

  The Company has agreed to indemnify each of Chevron and Manville for all claims related to environmental damage or hazards.

  PERMITTING AND RECLAMATION.  Operating Permit 00118 issued by the Montana
  ---------------------------
Department of State Lands encompasses approximately 1,340 acres at the Company's Stillwater Mine located in Stillwater County, Montana. The permit delineates lands that may be subject to surface disturbance. At present, approximately 150 acres have been disturbed, 18 of which are occupied by the tailings impoundment. The remaining acreage consists of buildings, roads and portal sites. The Company employs concurrent reclamation wherever feasible.

  Reclamation regulations affecting the Company's operations are promulgated and enforced by the Hard Rock Bureau of the Montana DEQ. Additional reclamation requirements may be imposed by the USFS during the permitting process. For regulatory purposes, reclamation does not mean restoring the land to its pre-mining state. Rather, it is returning the post-mining land to a state which has stability and utility comparable to pre-mining conditions. Reclamation concerns include stabilization and vegetation of disturbed lands, controlling drainage from portals and waste rock dumps, removal of roads and structures, neutralization or removal of process solutions and visual aesthetics. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Obligations."

  Permits governing air and water quality are issued to the Company by the Montana DEQ, which has been delegated such authority by the federal government. Operating permits issued to the Company by the Montana DEQ and the USFS do not have an expiration date but are subject to periodic reviews. The reviews evaluate bonding levels, monitor reclamation progress, and assess compliance with all permit requirements and mitigation measures.

  In April 1996, the Company submitted a permit amendment application for the expansion of the Stillwater Mine. This expansion proposal includes selection and construction of a new tailings impoundment and removal of the arbitrary 2,000 TPD production cap. During 1997, as a result of this application, the Montana DEQ began preparation of an Environmental Impact Statement (EIS) in order to assess the environmental impacts of the amendment. The Montana DEQ is expected to issue the final EIS in 1998, subsequent to review of draft issuances and a public hearing. The Company currently does not foresee any material changes from its application.

  Capital outlay for the proposed long term tailings site is estimated to be $25 million. The current tailings facility, located adjacent to the Stillwater Mine, has an expected life through the year 2003, assuming 2,000 TPD of mine production. A pipeline will connect the current and proposed tailings impoundments. While the Company believes that its proposal represents a sound environmental solution to long-term tailings disposal, there is no assurance that the necessary permits will be granted.

  The East Boulder Project has been fully permitted with the necessary environmental permits and with an operating permit to produce 2,000 TPD.

  POSSIBLE REFORM OF THE GENERAL MINING LAW. During the 1997 legislative
  ------------------------------------------
session, legislation was introduced into the United States Congress which proposed a number of modifications to the General Mining Law, which governs the location and maintenance of unpatented mining claims and related activities on federal lands. Among those modifications were proposals which would have (i) imposed a royalty on production from unpatented mining claims, (ii) increased the cost of holding such claims, and (iii) imposed more specific federal reclamation requirements on operations on such claims. None of those proposed modifications were enacted into law. The same or similar proposals may be considered by Congress in 1998 as well. The potential impact on the Company as a result of congressional action is difficult to predict, but legislation amending the General Mining Law could adversely affect the Company's ability to economically develop the J-M Reef, virtually all of which is comprised of unpatented mining claims on federal lands, and would, in the case of imposed production royalties, generally reduce the profitability of the Company and, in the worst case, render its mining operations uneconomic.

                               FUTURE EXPANSION

  The Company has adopted a long term goal to triple production in five years and is currently establishing the steps necessary to achieve this goal. The two key components will be increasing output at the Stillwater Mine substantially and moving the East Boulder Project through feasibility and development and into production.

  The Company has retained an independent engineering firm familiar with the Stillwater Mine to conduct a feasibility study to determine the optimum size of the Stillwater Mine operation. The study is expected to be delivered by mid-year 1998. Possible approaches to further increase production include deepening the existing 1,950 foot production shaft or increasing lateral development around the shaft. Final decisions regarding approaches, timing and costs await delivery of the feasibility study. Preliminary estimates for costs associated with expansion at the Stillwater Mine are $75 million, including $25 million for the proposed long term tailings site.

  The East Boulder Project is the other key to reaching the Company's long term goal. As discussed above, the East Boulder Project recently has been resumed after being put on hold in late 1996. At this point the Board of Directors has authorized completion of the TBM that will be used to drive an 18,500 foot tunnel to give access to the western portion of the J-M Reef. Current estimates call for commencement of boring in the second half of 1998, with completion of the tunnel approximately 18 months thereafter. During this 18 month period, the Company plans to complete a detailed feasibility study. The detailed feasibility study will also update anticipated project costs, which were estimated at $250 million (including a $50 contingency factor) in a 1992 prefeasibility study.

  In addition, achieving these goals will require significant modifications at the concentrator, the smelter and the BMR. Decisions regarding the various steps in implementing this growth plan will be made as the results of development work and feasibility studies are obtained, and at this stage no assurance can be given that the Company's goal will be achieved. See "--Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results."

                  COMPETITION: PLATINUM AND PALLADIUM MARKET

  The following description of recent events relating to the platinum and palladium markets is not intended to be complete, and readers are advised to obtain their own information and advice regarding the commodities markets.

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

  The Company competes with other suppliers of PGMs, some of which are significantly larger than the Company and have access to greater mineral reserves and financial and commercial resources. See "Supply" below. In addition, new mines may open over the next several years, increasing supply. Furthermore, in certain industrialized countries, an industry has developed for the recovery of PGMs from scrap sources, mostly from spent automotive and industrial catalysts. There can be no assurance that the Company will be successful in competing with these existing and emerging PGM producers. See "--Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEMAND

  Demand for both palladium and platinum has increased, but the increased demand for palladium has been much more dramatic. Demand for palladium has grown from
3.9 million ounces in 1992 to 7.4 million ounces in 1997 - almost double in five years. Platinum demand has increased from 3.8 million ounces in 1992 to 5.1 million ounces in 1997 - a 34% increase.

  PGM's unique physical qualities include: (i) a high melting point; (ii) superior conductivity and ductility; (iii) a high level of resistance to corrosion; (iv) strength and durability; and (v) strong catalytic properties. Palladium, like platinum, has numerous industrial applications and when combined with silver, provides an extremely conductive material.

  The largest and fastest growing application for palladium is in the automotive industry, which represented nearly 40% of the palladium demand for 1997. Demand for palladium in the next several years is projected to increase significantly, driven primarily by automotive catalysts. In the U.S., the automobile industry has made the decision to comply with standards that will decrease automotive emissions to National Low Emission Vehicle standards beginning with the 1999 model year. Europe and Japan have adopted more stringent standards for the future as well. With growing concern for cleaner air, it is expected that concern over automobile emissions will continue to spread. This will have a marked effect on palladium usage and to a lesser extent, platinum.

  Approximately one-third of the palladium supply is consumed in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices. There are also indications that demand from the electronic and semiconductor industries will continue to be strong. Dentistry has also been a major use for palladium due to the substitution of palladium alloys for gold-based dental alloys, representing approximately 18% of the palladium demand for 1997.

  Approximately 60% of current world platinum production is used for industrial and manufacturing processes, most significantly for the manufacture of catalytic converters for the global auto industry. In addition to catalytic converters, industrial uses of platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high octane gasolines and fuel cells. The balance of current platinum demand is for the production of jewelry, such as gem settings for rings, and for investment/collector coins. Supply and demand for platinum are essentially in balance and are expected to remain this way for the foreseeable future. If higher prices for palladium do cause some of the growth to be taken up by platinum, then the outlook for platinum will be enhanced.

SUPPLY

  The primary production sources of palladium and platinum are mines located in the Republic of South Africa, which industry sources believe provided approximately three-fourths of the platinum and one-fourth of the palladium worldwide during 1997. The principal PGM mining companies in the Republic of South Africa are Anglo American Platinum Corporation, Ltd., Impala Platinum Holdings, Ltd. and Western Platinum, Ltd.

  The second largest source of platinum and palladium is Russia, which industry sources believe provided approximately two-thirds of the palladium and approximately one-eighth of the platinum worldwide in 1997. Approximately half of this supply is believed to have come from stockpiles. Small amounts of platinum and palladium are also produced in Canada principally as a by-product of nickel and copper mining.

  Supply of palladium is projected to be flat and may, in fact, decline materially in the future. In the past, the primary producer of palladium, Russia, has supplied over 60% of what is now a seven million ounce world market. Russia is believed to produce roughly 2.0 million ounces a year as a by-product of a nickel mine, and the remaining supply has come from stockpiles accumulated over the years. The general consensus in the western markets is that the Russian stockpiles of both palladium and platinum have declined significantly and will be exhausted within the next few years. However, if it were to be determined that Russia's stockpiles of palladium and platinum were extensive and if they disposed of them in the market, the supply scenario would drastically change.

  It is possible to recover PGMs from automotive catalytic converters acquired from scrap yards. A small but growing industry has developed, predominantly in North America, in the collection and recovery of PGMs from scrap sources, including automotive catalytic converters and electronic and communications equipment, which could provide additional feedstock for the Company's metallurgical complex in Columbus, Montana.

PRICES

  The Company's revenue and earnings are dependent upon world platinum and palladium prices which fluctuate widely and over which the Company has no control. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Revenue" and "--Factors That May Affect Future Results and Financial Condition." The volatility of platinum and palladium prices is illustrated in the following table of the annual high, low and average prices per ounce.

--------------------------------------------------------------------------
                  PLATINUM                             PALLADIUM
--------------------------------------------------------------------------
Year      High       Low    Average           High        Low    Average
--------------------------------------------------------------------------
1993      $414      $345     $376             $142       $100     $123
1994       431       380      406              163        124      144
1995       459       403      424              178        128      151
1996       433       368      398              146        116      130
1997       525       340      395              245        115      178
--------------------------------------------------------------------------

  All subsections under "Business and Properties" are qualified in their entirety by reference to "--Risk Factors" and " Managements's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Financial Condition."

                                 RISK FACTORS

  Set forth below are certain risks faced by the Company. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That Could Affect Future Results."

MINING AND PROCESSING

  The Company's business operations are subject to risks and hazards inherent in the mining industry, including but not limited to unanticipated variations in grade and other geological problems, water conditions, underground conditions, metallurgical and other processing, smelting or refining problems, mechanical equipment and facility performance problems, the unavailability of materials and equipment, accidents, labor force and force majeure factors, any of which can materially and adversely affect, among other things, production quantities and rates, costs and expenditures, the development or expansion of properties, and production commencement dates.

RISKS OF PGM PRICE FLUCTUATIONS, BACKWARDATION AND HEDGING

  The Company's results of operations are directly related to the market price of PGMs. Prices for PGMs are subject to volatile price movements over short periods of time and are influenced by numerous factors over which the Company has no influence or control, including, for example, complex issues of global supply and demand, expectations regarding Russian and South African supplies, decisions by automobile, electronics and other industrial users, global and regional political or economic factors, speculation, and sales by holders and producers in response to such factors. This volatility was evident during 1997, when apparent tightness in PGM markets led to multi-year highs for current delivery contracts and "backwardation," a condition where delivery prices for metals in the near term have higher prices than metals to be delivered in the future. See "--Competition: Platinum and Palladium Market."

  During 1997, the Company was unable to realize a substantial portion of high current PGM prices because it had entered into hedging contracts that were uneconomic to roll forward due to the backwardation in the PGM markets. As a result, the Company realized $144 per ounce for palladium and $388 per ounce of platinum sold in 1997, while average current delivery prices were $178 per ounce for palladium and $395 per ounce platinum. Thus, while hedging transactions are intended to reduce the negative effects of volatility of prices, hedging can limit potential gains from increases in prices and could expose the Company to material losses in certain events. See "Note 9 of Notes to Financial Statements."

RISKS REGARDING EXPANSION GOALS

  The Company's achievement of its long term expansion goal depends upon its ability to increase production substantially at the Stillwater Mine and related facilities and to complete exploration and development successfully and to achieve its production goals at the East Boulder Project. Although the Company believes its goals and its preliminary estimates are based upon reasonable assumptions, at this time there can be no assurance that these goals can be achieved. See "--East Boulder Project" and "--Expansion Plans."

  The feasibility study to determine the optimum production level at the Stillwater Mine is not yet available, and its results may differ materially from preliminary production and cost analyses by the Company. To increase production at the Stillwater Mine, the Company must receive permit approval to increase tons processed and to construct a new long-term tailings facility, which are subject to the completion of environmental impact analyses and public review processes. Other facilities, including the concentrator, smelter and BMR, will also have to be expanded or modified. In addition, design, construction and operation at full capacity of new and expanded facilities must be achieved, each of which can be expected to be time-consuming and complex and to involve important elements that are beyond the Company's control.

  The Company has also not yet completed a final feasibility study or cost estimate for the East Boulder Project. Prior to obtaining a feasibility study at East Boulder, construction of the TBM must be finished, the 18,500 foot tunnel must be completed, results of geologic and metallurgical analyses must be obtained, and studies estimating capital expenditures, cash operating costs and recovery rates must be finalized. As a result, the feasibility of proceeding with East Boulder or the projects' capital costs, operating costs and economic returns may differ materially from the Company's current analysis. The Company will decide whether to proceed with further development of the East Boulder Project only after the feasibility study is completed and the grade and continuity of the reef have been confirmed.

  Based on the complexity and uncertainty involved in major projects, such as the second expansion at the Stillwater Mine and exploration, development and attainment of production goals at East Boulder, estimates of time and funding required at this early stage are extremely difficult to provide with certainty. No assurance can be given that either project will be completed on time or at all or that funding will be available from internal and external sources in necessary amounts or on acceptable terms. Finally, the Company's pursuit of its expansion goals and its ability to finance them could be materially adversely affected by changes in PGM prices.


INSURANCE AND MINING RISKS

  The business of mining is generally subject to a number of risks and hazards, including environmental conditions, industrial accidents, labor disputes, encountering unusual or unexpected geological conditions, ground or slope failures, cave-ins, and other events or conditions that could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage to properties or the properties of others, delays in mining, monetary losses and possible legal liability. The Company maintains insurance against certain risks that are typical in the mining industry and in amounts that the Company believes to be reasonable, but which may not provide adequate coverage. However, insurance against certain other risks (including certain liabilities for environmental pollution or other hazards as a result of exploration and operations) are not insured, and losses from such events could have a material adverse affect on the Company.

RISK OF GOVERNMENT REGULATION OF MINING ACTIVITIES

  The Company's operations and exploration activities are subject to extensive regulation governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety, and other matters in all jurisdications in which they operate. Changes in regulations can have material impacts on anticipated levels of production, costs and profitability. There can be no assurance that all required permits and government approvals can be secured and maintained on an economic basis.
See "--Current Operations--Regulatory and Environmental Matters."

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the individuals who are executive officers of the Company.

Name                  Age    Position
--------------------------------------------------------------------------------
  William E. Nettles   54    Chairman of the Board and Chief Executive Officer
  John E. Andrews      51    President and Chief Operating Officer
  James A. Sabala      43    Vice President and Chief Financial Officer
  Chris Allen          48    Vice President, Safety and Government Affairs
  Gil Clausen          41    Vice President, Nye Operations
  Gina Wilson          51    Vice President, Investor Relations and
                             Corporate Communications

  The following are brief biographies of the above individuals:

--------------------------------------------------------------------------------

WILLIAM E. NETTLES is currently Chairman of the Board and Chief Executive Officer of the Company. He joined the Company in August 1997 after fifteen years with Engelhard Corporation. Most recently, Mr. Nettles served as Chief Financial Officer for Engelhard. He had previously served as Engelhard's Vice President and General Manager for the Chemical Catalyst Group and the Specialty Minerals & Colors Group and Vice President and Business Director for the Performance Minerals Group. Prior to Engelhard, Mr. Nettles was with The Dow Chemical Company from 1965 to 1982 serving in various position of increasing responsibility. Mr. Nettles has a Bachelor of Science in Industrial Management from the Georgia Institute of Technology and a Master of Business Administration from the University of Michigan.

--------------------------------------------------------------------------------

JOHN E. ANDREWS is currently President and Chief Operating Officer of the Company. He joined the Company in 1993 after serving four years as the Director of International Mining Operations of Phelps Dodge Corporation. From 1979 to 1989, Mr. Andrews held various positions with Exxon Corporation and its affiliates, including Operations Support Division Manager of Exxon Coal and Minerals Company and Plans Coordination and Evaluation Manager of Exxon Minerals Company. Prior to joining Exxon, Mr. Andrews was a Consulting Mining Engineer with David S. Robertson & Associates from 1977 to 1979. From 1969 to 1977 he served in a variety of mining capacities with Union Corporation, Ltd. in the Republic of South Africa. He received a Bachelor of Science with honors from the Royal School of Mines, Imperial College, England in 1969.

--------------------------------------------------------------------------------

JAMES A. SABALA was appointed Vice President and Chief Financial Officer of the Company effective April 1, 1998. Prior to joining the Company, Mr. Sabala was with Coeur d'Alene Mines Corporation from 1981 to 1998, most recently as Senior Vice President and Chief Financial Officer. Prior to joining Coeur d'Alene Mines, Sabala was with Price Waterhouse & Co. as a Certified Public Accountant. He received a Bachelor of Science in Business, Major--Accounting from the University of Idaho.

--------------------------------------------------------------------------------

CHRIS ALLEN is currently Vice President, Safety and Government Affairs. He joined the Company in 1993. Prior to joining the Company, he was Manager of Health and Safety for P.T. Freeport Indonesia Incorporated from 1991 to 1993, and prior to that he was with FMC Gold Corporation and FMC Corporation from 1986 to 1991 in a number of roles with increasing responsibility in the areas of safety and environmental affairs. He received a Bachelor of Science in Public Health from Utah State University.

--------------------------------------------------------------------------------

GIL CLAUSEN is currently Vice President, Nye Operations. Clausen joined the Company in 1995 after six years with Placer Dome Inc. in a number of positions, including General Manager of the Detour Lake Mine and the Endako Mines Division. Prior to that he was employed by Cleveland-Cliffs, Fording Coal and Noranda Mines

Limited. Clausen received his Bachelor of Science and Master of Science degrees from Queen's University in Kingston, Canada. He also holds a Diploma in Civil Engineering from Ryerson Polytechnical University.

--------------------------------------------------------------------------------

GINA WILSON is currently Vice President, Investor Relations and Corporate Communications. She joined the Company in 1996 after serving three years with Santa Fe Pacific Gold Corporation as Director of Investor Relations and Corporate Communications. Prior to that she was employed by Amax Gold Inc. as Manager, Investor and Public Relations from 1988 to 1993. She received her Bachelor of Science degree, summa cum laude, from Regis University and her Master of Business Administration from the University of Colorado.

--------------------------------------------------------------------------------

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

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

                                Not applicable

                                    PART II
--------------------------------------------------------------------------------

                                    ITEM 5
                   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS
                          ---------------------------

  The Company's common shares were traded on the NASDAQ National Market under the symbol PGMS from December 16, 1994 to June 4, 1997. Effective June 5, 1997, the Company began trading on the American Stock Exchange, Inc. (AMEX) under the trading symbol SWC. For the period from January 1, 1996 through December 31, 1997 the high and low sales prices for the Company's common stock for each quarter as reported by NASDAQ or AMEX, as applicable, were:

-----------------------------------------------------------------------------
1997                                                      HIGH         LOW
-----------------------------------------------------------------------------
FIRST QUARTER                                           $ 24-7/8     $16-1/2
SECOND QUARTER                                           25-9/16      19-1/2
THIRD QUARTER                                             22-1/2          19
FOURTH QUARTER                                                23      15-1/4
-----------------------------------------------------------------------------
1996                                                      HIGH         LOW
-----------------------------------------------------------------------------
FIRST QUARTER                                           $ 24-1/2     $18-1/4
SECOND QUARTER                                            29-5/8      19-3/4
THIRD QUARTER                                             25-3/4          18
FOURTH QUARTER                                            19-1/2      14-7/8
-----------------------------------------------------------------------------

  STOCKHOLDERS. As of February 28, 1998, the Company had 381 stockholders
  ------------
of record and an estimated 12,100 additional beneficial holders whose stock was held in street name by brokerage houses.

  DIVIDENDS. The Company has never paid any dividends on its common stock
  ---------
and expects for the foreseeable future to retain all of its earnings from operations for use in expanding and developing its business. Any future decision as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's earnings, financial position, capital requirements, plans for expansion, loan covenants and such other factors as the Board of Directors deems relevant.

                                    ITEM 6

                     SELECTED FINANCIAL AND OPERATING DATA
                     -------------------------------------

(in thousands, except per share amounts)                    1997       1996       1995       1994      1993
------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Revenues (11)                                           $ 76,877   $ 56,214   $ 51,335   $ 54,934   $50,186
------------------------------------------------------------------------------------------------------------
Costs and expenses
  Cost of metals sold                                     67,948     50,175     45,864     46,041    42,098
  Depreciation and amortization                           11,658      8,699      5,749      5,232     4,910
------------------------------------------------------------------------------------------------------------
  Total cost of sales                                     79,606     58,874     51,613     51,273    47,008

  Administrative expenses                                  2,887      1,760      1,974        768       732
  Other costs and expenses                                   592        772          -          -         -
------------------------------------------------------------------------------------------------------------
   Total costs and expenses                               83,085     61,406     53,587     52,041    47,740
------------------------------------------------------------------------------------------------------------
Operating income (loss)                                   (6,208)    (5,192)    (2,252)     2,893     2,446

Interest income                                            1,073      2,138      2,795        221        79
Interest expense, net of capitalized interest (10)        (3,608)    (1,461)      (431)      (320)     (141)
------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes, extraordinary
  loss and cumulative effect of accounting change         (8,743)    (4,515)       112      2,794     2,384
Income tax benefit (provision) (1)                         3,366      1,736        (44)      (243)   (8,014)
------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary loss and
 cumulative effect of accounting change                   (5,377)    (2,779)        68      2,551    (5,630)
Extraordinary loss on early extinguishment of
  debt, net of tax benefit of $357 (2)                         -          -          -       (568)        -
------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of
  accounting change                                       (5,377)    (2,779)        68      1,983    (5,630)
Cumulative effect of accounting change, net
  of income tax provision of $8,677                            -     13,861          -          -         -
------------------------------------------------------------------------------------------------------------
Net income (loss)                                       $ (5,377)  $ 11,082   $     68   $  1,983   $(5,630)
============================================================================================================

Pro forma information (unaudited) (3)
  Historical income before income
   taxes and extraordinary loss                                                                     $ 2,384
  Pro forma provision for income taxes                                                                 (921)
-----------------------------------------------------------------------------------------------------------
  Pro forma income before extraordinary loss                                                          1,463
  Extraordinary loss                                                                                      -
-----------------------------------------------------------------------------------------------------------
  Pro forma net income                                                                              $ 1,463
-----------------------------------------------------------------------------------------------------------

Basic and diluted income (loss) per common share (4)
  Income (loss) before extraordinary loss and
    cumulative effect of accounting change              $  (0.27)  $  (0.14)  $      -   $   0.17   $  0.10
  Extraordinary loss                                           -          -          -      (0.04)        -
-----------------------------------------------------------------------------------------------------------
  Income (loss) before cumulative effect
   of accounting change                                    (0.27)     (0.14)         -       0.13      0.10
  Cumulative effect of accounting change                       -       0.69          -          -         -
-----------------------------------------------------------------------------------------------------------

Net income (loss) per share                             $  (0.27)  $   0.55   $      -   $   0.13   $  0.10

Weighted average common shares outstanding
Basic and diluted                                         20,290     20,093     20,068     15,133    15,000
===========================================================================================================

CASH FLOW DATA
Net cash provided by (used in) operations               $ (1,297)  $ 14,464   $  6,009   $  9,220   $ 4,484
Capital expenditures (5)                                  15,820     58,413     46,133      9,315     2,039

BALANCE SHEET DATA
Current assets                                          $ 35,303   $ 49,061   $ 44,974   $ 77,234   $22,073
Total assets                                             229,219    239,910    162,175    153,498    92,460
Current liabilities                                       12,249     15,833     10,370      9,427     6,803
Long-term debt and capital lease obligations              61,513     62,563      8,713      1,715     1,790
Shareholders' equity                                     141,392    143,666    132,305    132,171    74,144
Working capital                                           23,054     33,228     34,604     67,807    15,270
-------------------------------------------------------------------------------------------------------------
(footnotes on following page)

               -------------------------------------------------

                                                            1997       1996       1995       1994      1993
--------------------------------------------------------------------------------------------------------------
OPERATING DATA
(thousands of ounces and tons unless otherwise noted)

Tons milled (6)                                              577        446        398        373       363
Head grade (combined Pt+Pd ounces per ton)                  0.70       0.67       0.67       0.80      0.87

Ounces of platinum produced (7)                               84         59         51         63        66
Ounces of palladium produced (7)                             271        196        169        207       218
--------------------------------------------------------------------------------------------------------------
  Total ounces produced                                      355        255        220        270       284
==============================================================================================================

Ounces of platinum sold                                       91         62         54         63        66
Ounces of palladium sold                                     288        214        180        216       203
--------------------------------------------------------------------------------------------------------------
  Total ounces sold                                          379        276        234        279       269
==============================================================================================================

Platinum equivalent ounces produced (8)                      206        123        111        136       137

Gold equivalent ounces produced (8)                          246        127        123        144       143

PRICE AND COST DATA (9)
Average realized price per platinum ounce                  $ 388      $ 410      $ 425      $ 399     $ 376
Average realized price per palladium ounce                   144        144        157        138       125
Combined average realized price per ounce                    203        204        219        197       187

Cash costs per ton milled                                  $ 107      $ 105      $ 119      $ 124     $ 128
Cash costs per ounce produced                                174        184        215        173       165
Total costs per ounce produced                               207        219        240        191       182
--------------------------------------------------------------------------------------------------------------

(1) The net loss for the year ended December 31, 1993 includes a one-time provision for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, of $7.9 million to record deferred income taxes arising out of the reorganization from the Chevron/Manville partnerships into the Company.
(2) Upon early extinguishment of notes issued in connection with the 1994 private placement, the unamortized balance of deferred debt issue costs of $925,000 ($568,000 net of taxes) was charged against income as an extraordinary item.
(3) Pro forma information is presented for purposes of comparability assuming the Company was a taxable entity for all periods presented.
(4) In 1997, the Company adopted SFAS NO. 128, Earning per Share, which requires the presentation of basic and diluted earnings per share. All prior period per share data presented have been restated to conform with the provisions of this statement. Income (loss) per common share is calculated based on weighted average common shares outstanding and is presented on a pro forma basis for 1993 for purposes of comparability. The Company's historical capital structure and taxable status are not indicative of its current structure and, accordingly, historical earnings per share have not been presented for 1992.
(5) In 1997, 1996, 1995 and 1994, $2.9 million, $35.9 million, $39.5 million and
    $9.3 million, respectively, were capitalized in connection with the Expansion Plan.
(6) Tons milled represents the number of grade-bearing short tons of ore fed to the concentrator.
(7) Ounces produced is defined as the number of ounces produced from the concentrator during the period reduced by losses expected to be incurred in subsequent smelting and refining processes. Differences in ounces produced and ounces sold are caused by the length of time required by the smelting and refining processes.
(8) Platinum and gold equivalent ounces have been calculated by dividing the total market value of platinum and palladium produced during the given period by the average market prices of platinum and gold, respectively, for each period.
(9) A combined realized price of platinum and palladium is reported at the same ratio as ounces are produced from the Base Metals Refinery. Cash costs of production include cash costs of mining, processing and general and administrative expenses at the mine site (including overhead, taxes other than income, royalties and credits for metals produced other than platinum and palladium.)

     Total costs of production include cash costs plus depreciation and amortization. Income taxes and interest income and expense are not included in either total or cash costs per ounce produced.
(10) Capitalized interest for the years ended December 31, 1997 and 1996 totaled $1.5 million and $2.2 million, respectively. No interest was capitalized for the years ended December 31, 1993 through 1995.
(11) Revenues consist of the sales revenue for platinum and palladium, including any hedging gain or loss. By-product metals revenue and secondary materials processing revenue are included as a reduction of cost of metals sold.

                                    ITEM 7
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

  The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes, included elsewhere in this report, and the information contained in "Selected Financial and Operating Data."

PRODUCTION

  The Company's production of platinum and palladium is determined by the ore tons mined, the mill head grade (ounces of precious metal per ton of ore) and mill recovery. Processing facilities have historically been able to handle all ore mined in a timely manner, and production statistics subsequent to the recent completion of the Stillwater Mine expansion indicate that this should continue to be the case going forward.

  The Company defines its mine production as those ounces contained in concentrate when it is shipped to the Company's smelter, which generally occurs within four days of the ore being mined. The Company records revenue when partially-refined ounces are shipped from its base metal refinery (BMR) to a third-party refiner for final processing. Shipment from the BMR to a third-party refiner generally occurs within fifteen to eighteen days of mining. Approximately 40 days elapse between the time ore is extracted from the Stillwater Mine and the time ounces of precious metal contained in that ore are made available to the Company by a third-party refiner. Because of the length of the processing cycle and the different cutoff points for identifying production and sales, production may not always correspond to sales in a particular accounting period. However, any production not shipped from the BMR at the end of an accounting period is generally shipped during the first two weeks of the subsequent period.

  In 1994, the Company commenced a major expansion project designed to double ore throughput at its Nye, Montana operation to 2,000 tons per day (TPD). This expansion effort was completed in mid-1997, and during the fourth quarter of that year, the Company successfully attained its 2,000 TPD goal. Increases in ore tonnage were achieved as the Company began hoisting ore to the surface via a newly-completed shaft. In addition, start-up of the underground crusher and conveyor system allowed for a more uniform size of crushed material to be fed to
the mill, which increased throughput by about fifteen tons per hour.   Also, the
Company added manpower, increased the number of active stopes and improved productivity, principally through the increase of mechanized mining methods.

  The grade of ore mined by the Company in a given period depends on the particular areas of the J-M Reef from which the ore is extracted. Overall, the ore grade of the J-M Reef is generally consistent; however, the grade does vary from stope to stope and is also affected by the mix of production methods used during the period. Now that the expansion project has been completed, the Company intends to focus on developing more stopes in order to better manage the mix of stopes it mines and, consequently, the resulting grade of ore delivered to the concentrator (mill head grade).

  The average mill head grade of ore processed through the concentrator in 1997 was 0.70 ounce of metal per ton of ore (OPT), which was in line with the Company's expectations. This was an improvement over the 1996 average mill head grade of 0.67 OPT. This improvement resulted primarily from the successful implementation of controls designed to minimize mine dilution, along with material handling and material processing efficiencies, which resulted from commissioning of the production shaft in June 1997.

  In November 1997, the Company announced plans for the next phase of its expansion strategy. This phase entails completion of a tunnel boring machine, which will provide access to the East Boulder section of the J-M Reef. The East Boulder project, thirteen miles west of the Nye, Montana operation, is the second fully permitted site on the J-M Reef. This project has the potential to equal the production of the recently expanded Stillwater Mine, i.e., 450,000 to 500,000 ounces annually. The current phase of this development effort includes a final engineering study and cost estimate for the project and is expected to take approximately eighteen months to complete at a cost of about $20 million.

REVENUE

  The Company's revenue depends entirely on the number of ounces of platinum and palladium sold and the price per ounce it receives for those sales. Ounces of metal are recorded as sold when shipments are made from the Company's BMR to a third-party refiner. The Company's revenue and earnings are significantly influenced by worldwide prices of palladium and platinum, which can be volatile and over which the Company has no control. Sales to three customers represented approximately 90%, 98% and 92% of total revenues for the years ended December 31, 1997, 1996 and 1995, respectively. The Company sells its metals to a small number of customers and brokers; however, the Company is not economically dependent upon these customers since palladium and platinum can be readily sold in numerous markets throughout the world.

  Beginning in October 1993 and continuing through the first quarter of 1997, the Company used basic hedging techniques involving spot deferred forward contract commitments to lock in prices for its production. In addition, the Company also used put and call options from time to time to improve the opportunity to benefit from upward price movements while protecting against downside price risk. Under the terms of spot deferred forward contracts, the Company has the option of deferring delivery against these contracts. However, due to severe backwardation in palladium markets (where spot prices for metal exceed future prices), the Company was unable to defer delivery on these contracts on favorable terms. As a result, 1997 revenues were unfavorably impacted, with the combined average 1997 realized price falling about 12% below the average 1997 market price. The Company reports the combined realized price per ounce of palladium and platinum at the same ratio of palladium and platinum produced from the BMR, i.e., 3.2:1. The same ratio is applied to determine the average spot market price.

  As of December 31, 1997, the Company has spot deferred forward sales contracts for deliveries of future production in 1998 of 4,255 ounces of platinum and 213,165 ounces of palladium at prices averaging $369 and $134 per ounce,
respectively.   The London A.M. Fix prices for platinum and palladium at
December 31, 1997 were $362 and $204 per ounce, respectively. The hedged palladium quantities represent about sixty percent of expected 1998 production and more than half of these contracts will be settled during the first half of the year. Stillwater Mining has no platinum or palladium hedged for 1999.

COST STRUCTURE

  The Company's current operating costs per ounce have improved significantly as a result of completion of the Stillwater Mine expansion. Cash costs of production include cash costs of mining, processing, general and administrative expenses at the minesite and are net of metals revenue other than palladium and platinum. Mine site general and administrative expenses include overhead, taxes other than income, and royalties. Operating efficiencies were achieved through economies of scale as production increased to 2,000 TPD of ore mined, up from about 1,200 TPD in 1996. In addition, material handling and material processing efficiencies were realized once the underground shaft was commissioned in June 1997, as the shaft provided a more automated method for transporting ore and waste underground. Finally, the successful implementation of controls to minimize mine dilution also had a favorable impact on the Company's cost structure in 1997. Management expects these operating efficiencies will continue to be realized in the future.

                             RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

PGM PRODUCTION.  Total ore tons mined in the year ended December 31, 1997
--------------
increased 37% to 580,000 tons, from 424,000 tons for the year ended December 31, 1996. Tons milled in 1997 averaged about 1,600 TPD compared with an average of 1,200 TPD milled in 1996. Increases in ore tonnage were achieved as a result of the mine expansion, primarily through operating efficiencies gained by commencing underground ore crushing, adding mine manpower, and improving stoping productivity. Enhanced stoping productivity was driven by an increase in mechanized mining to almost 80% of 1997 tons mined, up from 60% in 1996.

  The average head grade of ore delivered to the mill was 0.70 OPT in 1997, an increase over the 0.67 OPT achieved in 1996. The mill head grade increased primarily due to successful implementation of controls to minimize mining dilution. Additionally, commissioning of the production shaft in June 1997 produced greater efficiencies in material handling and subsequent material processing through the mill.

  Platinum and palladium production increased 39% to 355,000 ounces for the year ended December 31, 1997 from 255,000 ounces in 1996. Once again, this substantial improvement in production was primarily the result of the mine expansion and, more specifically, was driven by the increase in tons milled during 1997 and a higher average mill head grade, coupled with an improvement in the recovery rate resulting from the installation of three additional flotation cells earlier in the year.

  REVENUE. Revenues were $76.9 million for the year ended December 31,
  -------
1997 compared with $56.2 million in 1996, an increase of 37%.

  Platinum sales increased to 91,000 ounces in 1997 from 62,000 ounces in 1996. Palladium sales increased to 288,000 ounces in 1997 from 214,000 ounces in 1996. Total sales of metal increased 37% to 379,000 ounces in 1997 from 276,000 ounces in 1996, primarily due to significantly higher production levels achieved in 1997 as a result of the mine expansion. Effective January 1, 1997, the Company changed its method of revenue recognition whereby revenue is recognized when product is shipped from the Company's BMR to an external refiner. This change made the Company's revenue recognition policy more comparable with other precious metals producers. The cumulative effect of this change as of January 1, 1997 was to increase revenue by approximately $2.7 million in the first quarter of 1997; the effect on net income was not material.

  The combined average realized price per ounce of platinum and palladium sold in 1997 was $203, roughly the same as 1996, while the combined average spot price rose about 20% to $230 in 1997, compared with $191 in 1996. The average realized price per ounce of platinum sold was $388 in 1997, a decline of 5% compared with $410 in 1996. The platinum spot price remained about the same in both years at $395. The average realized price per ounce of palladium remained constant at $144 for both 1997 and 1996, while the average spot price increased 39% to $178 in 1997 from $128 in 1996. The Company was unable to realize the average spot price for palladium in 1997 because of its inability to defer delivery upon favorable terms on its spot deferred palladium forward contracts due to continued severe backwardation in the palladium markets during 1997.

  COSTS. Cash costs per ounce of metal produced in the year ended December
  -----
31, 1997 decreased $10 to $174 per ounce from $184 per ounce in the year ended December 31, 1996, primarily the result of a 39% increase in metal production. Total costs per ounce of metal produced in the year ended December 31, 1997 decreased $12 to $207 per ounce from $219 per ounce in the year ended December 31, 1996. This decrease is also primarily due to increased metal production.

   OPERATING INCOME (LOSS). The Company incurred an operating loss of $6.2
   -----------------------
million for the year ended December 31, 1997, compared with an operating loss of $5.2 million for 1996. The higher operating loss was mainly the result of a $1.1 million increase in general and administrative costs. For 1997, general and administrative costs were $2.9 million compared with $1.8 million in 1996. The $2.9 million of expenses for 1997 included approximately $1.6 million of non-recurring severance costs and professional fees related to changes in the Company's business processes and management structure and the reorganization of the Company's Board of Directors. The decrease in costs per ounce for the current year was driven by significantly higher production in 1997, about 39% more than in 1996. Operating efficiencies also contributed to the lower cost per ounce.

  NET INCOME (LOSS). The Company realized a net loss of $5.4 million for the
  -----------------
year compared with net income of $11.1 million in 1996, when results included the cumulative effect of an accounting change. Absent this accounting change, the net loss for 1996 was $2.8 million. The larger net loss in 1997 was driven by lower realized platinum prices, reduced interest income on lower cash balances and increased net interest expense.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

   PGM PRODUCTION. Platinum and palladium production increased to 59,000 ounces
   --------------
and 196,000 ounces, respectively, for the year ended December 31, 1996 from 51,000 ounces and 169,000 ounces, respectively, in 1995. PGM production for 1996 resulted from milling 446,000 tons with an average mill head grade of 0.67 OPT. In comparison, PGM production for 1995 resulted from milling 398,000 ounces per ton with an average mill head grade comparable to 1996.

   The average mill head grade in 1996 was lower than the average historical mill head grade for the Stillwater Mine because of dilution which resulted from the increased use of mechanized mining techniques. Also, material handling constraints led to the mixing of waste into the ore stockpiles in 1996. A new mining width control system reduced mining dilution significantly in the fourth quarter of 1996 and a new waste tracking system significantly reduced ore/waste mixing. The average mill head grade for 1995 was lower than the average historical mill head grade due to milling large volumes of low grade material throughout 1995 and the lack of sufficient quantities of high grade ore in the second and third quarters of that year.

   REVENUE. Revenues were $56.2 million for the year ended December 31, 1996,
   -------
compared with $51.3 million in 1995, an increase of 10%.

  Platinum sales increased to 62,000 ounces in 1996 from 54,000 ounces in 1995. Palladium sales increased to 214,000 ounces in 1996 from 180,000 ounces in 1995. Combined sales of these metals increased 18% to 276,000 ounces in 1996 from 234,000 ounces in 1995, primarily due to increased production in 1996 and the commissioning of the BMR, which reduced the time period from mine production to third-party refinery release of metals by nearly two months. This resulted in nearly two months' additional production being made available for sale during 1996.

  Average realized prices per ounce sold for both platinum and palladium decreased in 1996, reflecting a decrease in the market price for both metals. The average spot price of platinum decreased to $397 in 1996 from $424 in 1995; the average realized price per ounce declined to $410 in 1996 from $425 in 1995. The average spot price of palladium decreased to $128 in 1996 from $151 in 1995; the average realized price per ounce decreased to $144 in 1996 from $157 in 1995. Because the spot prices for both metals trended down during late 1995 and into 1996, the Company entered into hedging contracts in 1996 for a portion of its annual production. These contracts resulted in average realized prices that were higher than spot prices. The average realized price per ounce of platinum sold exceeded the average spot price by 3%, while the average realized price per ounce of palladium sold exceeded the average spot price by 12%.

  OPERATING INCOME (LOSS). The Company incurred an operating loss of $5.2
  -----------------------
million for the year ended December 31, 1996, compared with an operating loss of $2.3 million for 1995. The higher loss in 1996 was the result of lower prices, partially offset by lower costs per ounce. The decrease in costs per ounce for 1996 was primarily driven by a 16% increase in ounces produced in 1996. The lower cost per ounce was also impacted by a change in accounting for capitalized underground development expense, which more than offset the effect of increased depreciation and amortization and a $0.8 million write-off of assets.

   NET INCOME (LOSS). The Company realized net income in 1996 of $11.1 million
   -----------------
after the cumulative effect of the accounting change for capitalized underground development expenses, compared with $0.1 million of net income for 1995. Excluding the cumulative effect of the accounting change, the net loss for 1996 was $2.8 million. The higher net loss in 1996 was primarily the result of lower metal prices and lower net interest income.

                        LIQUIDITY AND CAPITAL RESOURCES

  The Company derives revenue from the sale of PGMs to independent brokers and consumers at either spot market prices or contract prices. Excess cash is invested in interest-bearing, investment-grade securities according to a short-term investment policy approved by the Board of Directors, which requires maturities of less than two years with an average portfolio duration of less than one year.

  The Company has established an unsecured working capital line of credit with NM Rothschild and Sons, Ltd., with a maximum borrowing capacity of $15 million, which expires on April 30, 1999. As of December 31, 1997, there were no borrowings against this credit line, and the Company could borrow up to $7.4 million based upon quarterly borrowing calculations under the terms of the agreement.

  During 1997, the Company executed its fifth five-year equipment-leasing agreement with Senstar Capital Corporation (Senstar) for $0.8 million. This agreement was preceded by a $7.5 million leasing agreement with Senstar signed in October 1995 and by three additional agreements executed in 1996 for $0.8 million, $1.5 million, and $1.5 million. The latest contract brings the total capitalized lease transactions with Senstar to $12.1 million. Each of the agreements covers new underground mining equipment and contains a two-year renewal option that can be exercised at the end of five years.

  In 1996, the Company sold $51.5 million of 7% Convertible Subordinated Notes Due 2003 (the "Notes"), maturing on May 1, 2003. The Notes are unsecured, subordinated obligations and will be redeemable, in whole or in part, at the option of the Company beginning on May 1, 1999. The Notes are convertible, subject to prior redemption or repurchase, at the option of holders prior to maturity, into shares of the Company's common stock at a conversion price of $26.80 per share.

  At December 31, 1997, the Company had working capital of $23.1 million, cash and cash equivalents of $4.2 million, short-term investments of $13.5 million and long-term debt and capital leases of $61.5 million. Total liquidity available to the Company at December 31, 1997 represented by cash, short-term investments and credit availability was $25.1 million.

  Net cash provided by operations before changes in working capital for the year ended December 31, 1997 was $3.5 million, compared with $5.4 million in 1996, a decrease of $1.9 million. This decrease was primarily due to lower net earnings in 1997. Net cash provided by operations before changes in working capital for the year ended December 31, 1996 was $5.4 million, a decrease of $0.3 million compared with 1995. The decrease in 1996 was primarily due to lower net earnings in 1996.

  Capital expenditures for 1997 were $15.8 million, with approximately $6.5 million related to mine development, $2.9 million related to the completion of the Expansion Plan and about $1.1 million related to East

Boulder. The remaining capital expenditures were for process improvements and $1.5 million in capitalized interest. Capital expenditures of $58.4 million and $46.1 million were made in 1996 and 1995, respectively, principally for the Expansion Plan.

  The Company plans to spend approximately $30 million in 1998 on capital items, with about half related to the East Boulder project. Cash flow from operating activities is not expected to be sufficient to cover 1998 capital expenditures. Based on cash and short-term investments on hand and expected cash flows from operations, along with additional equipment lease facilities and the availability of funds under the Company's line of credit, Management believes there is sufficient liquidity to fund current development activities at East Boulder and to meet 1998 operating and capital needs. The Company may, from time to time, also seek to raise additional capital from the public or private securities markets or from other sources for general corporate purposes and for investments beyond the scope of the current phase of development on the East Boulder project.

                           ENVIRONMENTAL OBLIGATIONS

  The Company currently has one significant environmental project in process. This project involves securing an amendment to the Company's existing permit from the Montana Department of Environmental Quality which would provide for a substantial increase in throughput at the Stillwater mine site and construction of a tailings facility on a tract of land owned by the Company in Stillwater County, Montana. The costs associated with this permitting effort were $0.3 million in 1997 and $0.2 million in 1996. The Company expects to incur additional costs of about $0.4 million in 1998 to complete the project. With the exception of the costs of this project, the Company does not anticipate incurring any significant capital or unusual operating expenditures for other environmental compliance within the next 12 months. In 1997, the Company's environmental expenses were $0.5 million and capital expenditures for environmental equipment were $0.4 million. The Company incurred $1.0 million in environmental-related costs during 1996, of which half were expensed and half were for purchases of environmental equipment. The Company's ongoing operating expenditures for environmental compliance are expected to be approximately $0.5 million per year.

  The Company is presently required to post surety bonds with the State of Montana in the amount of $4.2 million, which also represents the Company's best estimate of mine closure and reclamation costs for current operations. The Company does not believe that costs will materially exceed this estimate. The Company is accruing for reclamation costs over the life of the Stillwater Mine based on current production levels and estimated proven and probable reserves. On December 31, 1997 and 1996, the accrued liability was $0.7 million and $0.6 million, respectively. The Company periodically reviews the adequacy of its reclamation and mine closure obligations in light of current laws and regulations and will adjust its estimate as necessary.

                               YEAR 2000 ISSUES

  The Company does not believe that the cost of addressing Year 2000 issues will be material to its business, operations or financial condition. In May 1996, the Company began the implementation of new information technology infrastructure that will render the Company fully compliant with Year 2000 issues. This implementation is expected to be completed during 1998.

        FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

  Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. Such statements include comments regarding expansion plans, costs, grade, dilution, production and recovery rates, permitting, anticipated cash flows, financing needs and capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for feasibility studies, environmental permitting and exploration work, and the palladium and platinum market. Factors that could cause actual results to differ materially include
(i) economic and political events affecting supply and demand of palladium and platinum, (ii) price volatility of PGM's, (iii) amounts and prices of the Company's forward metals sales, (iv) fluctuations in ore grade, tons mined, crushed or milled, (v) variations in concentrator, smelter or refinery operations, (vi) geological, technical, permitting, mining or processing problems, (vii) availability of experienced employees, (viii) financial market conditions and (ix) the other factors discussed under "Business and Properties -- Risk Factors." The Company disclaims any obligation to update forward-looking statements.

                                    ITEM 8
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  -------------------------------------------

                             REPORT OF MANAGEMENT

  Management is responsible for the preparation of the accompanying financial statements and for other financial and operating information in this report. Management believes that its accounting systems and internal accounting controls, together with other controls, provide assurance that all accounts and records are maintained by qualified personnel in requisite detail, and accurately and fairly reflect transactions of Stillwater Mining Company in accordance with established policies and procedures.

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

  William E. Nettles
  Chairman of the Board and Chief Executive Officer

  John E. Andrews
  President and Chief Operating Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Stillwater Mining Company


  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in shareholders'equity present fairly in all material respects, the financial position of Stillwater Mining Company and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Note 2, the Company changed its method of accounting for mine development expenditures in 1996.

PRICE WATERHOUSE LLP
Denver, Colorado
February 28, 1998

                          STILLWATER MINING COMPANY
================================================================================
                          CONSOLIDATED BALANCE SHEET
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

December 31,                                                                1997       1996
-------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                               $  4,191   $ 16,389
Short-term investments                                                    13,468     17,060
Inventories                                                                7,380     13,522
Accounts receivable                                                        6,926         71
Other current assets                                                       1,349      1,221
Deferred income taxes                                                      1,989        798
-------------------------------------------------------------------------------------------
   Total current assets                                                   35,303     49,061
-------------------------------------------------------------------------------------------

Property, plant and equipment, net                                       191,254    187,802
Other noncurrent assets                                                    2,662      3,047
-------------------------------------------------------------------------------------------
   Total assets                                                         $229,219   $239,910
===========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligations         $  1,982   $  1,463
Accounts payable                                                           2,709      5,039
Accrued payroll and benefits                                               1,972      2,289
Property, production and franchise taxes payable                           3,682      3,120
Other current liabilities                                                  1,904      3,922
-------------------------------------------------------------------------------------------
   Total current liabilities                                              12,249     15,833
-------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations                              61,513     62,563
Other noncurrent liabilities                                               2,283      2,528
Deferred income taxes                                                     11,782     15,320
Commitments and contingencies (Note 10)                                       --         --
-------------------------------------------------------------------------------------------
   Total liabilities                                                      87,827     96,244
-------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares
 authorized, none issued                                                      --         --
Common stock, $.01 par value, 50,000,000 shares
  authorized, 20,377,623 and 20,135,912 shares issued and
  outstanding in 1997 and 1996, respectively                                 204        201
Paid-in capital                                                          141,193    138,093
Accumulated earnings (deficit)                                                (5)     5,372
-------------------------------------------------------------------------------------------
   Total shareholders' equity                                            141,392    143,666
-------------------------------------------------------------------------------------------

   Total liabilities and shareholders' equity                           $229,219   $239,910
===========================================================================================

The accompanying notes are an integral part of these financial statements.

                           STILLWATER MINING COMPANY
================================================================================
                     CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands, except per share data)


Year ended December 31,                                                       1997      1996      1995
------------------------------------------------------------------------------------------------------
REVENUES                                                                   $76,877   $56,214   $51,335
------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of metals sold                                                         67,948    50,175    45,864
Depreciation and amortization                                               11,658     8,699     5,749
------------------------------------------------------------------------------------------------------
 Total cost of sales                                                        79,606    58,874    51,613

General and administrative expenses                                          2,887     1,760     1,974
Other costs and expenses                                                       592       772        --
------------------------------------------------------------------------------------------------------
 Total costs and expenses                                                   83,085    61,406    53,587
------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                              (6,208)   (5,192)   (2,252)

OTHER INCOME (EXPENSE)
Interest income                                                              1,073     2,138     2,795
Interest expense, net of capitalized interest of $1,535, $2,218, and $0     (3,608)   (1,461)     (431)
------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                     (8,743)   (4,515)      112

INCOME TAX BENEFIT (PROVISION)                                               3,366     1,736       (44)
------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                                                          (5,377)   (2,779)       68

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET
 OF INCOME TAX PROVISION OF $8,677                                               -    13,861         -
------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                          $(5,377)  $11,082   $    68
======================================================================================================

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
Loss before cumulative effect of accounting change                         $ (0.27)   $(0.14)  $     -
Cumulative effect of accounting change                                           -      0.69         -
------------------------------------------------------------------------------------------------------

Net income (loss)                                                          $ (0.27)    $0.55   $     -
======================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted                                                           20,290    20,093    20,068


The accompanying notes are an integral part of these financial statements.

                           STILLWATER MINING COMPANY
================================================================================
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

Year Ended December 31,                                                     1997       1996        1995
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (NOTE 11)           $ (1,297)  $ 14,464   $   6,009
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures, including capitalized interest                    (15,820)   (58,413)    (46,133)
 Purchase of short-term investments                                      (11,497)   (48,290)   (189,183)
 Proceeds from sale and maturity of short-term investments                15,089     55,163     165,250
 Proceeds from sale of assets                                                118        118         433
-------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                    (12,110)   (51,422)    (69,633)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                                                  1,740        414          56
 Exercise of stock warrants                                                   --         --           2
 Redemption of common stock                                                   --       (134)       (101)
 Proceeds from capital lease and debt issue, net of debt issue costs         855     53,206       7,460
 Payments on long-term debt and capital lease obligations                 (1,386)      (853)        (73)
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  1,209     52,633       7,344
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
 Net increase (decrease)                                                 (12,198)    15,675     (56,280)
 Balance at beginning of year                                             16,389        714      56,994
-------------------------------------------------------------------------------------------------------
Balance at end of year                                                  $  4,191   $ 16,389   $     714
=======================================================================================================

The accompanying notes are an integral part of these financial statements.

                           STILLWATER MINING COMPANY
================================================================================
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                (in thousands)

                                                                                              Accumulated
                                                      Shares        Common       Paid-in        Earnings         Total
                                                    Outstanding      Stock       Capital       (Deficit)        Equity
----------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994                             20,070       $201      $137,748        $(5,778)      $132,171
Common stock redeemed                                        (5)        --          (101)            --           (101)
Common stock issued under stock plan                         --         --           109             --            109
Other                                                        --         --            58             --             58
Net income                                                   --         --            --             68             68
----------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                             20,065       $201      $137,814        $(5,710)      $132,305
Common stock redeemed                                        (7)        --          (134)            --           (134)
Common stock issued under stock plan                         78         --           455             --            455
Other                                                        --         --           (42)            --            (42)
Net income                                                   --         --            --         11,082         11,082
----------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                             20,136       $201      $138,093        $ 5,372       $143,666
Common stock issued under stock plan                        242          3         1,772             --          1,775
Income tax benefits from stock options exercised             --         --         1,363             --          1,363
Other                                                        --         --           (35)            --            (35)
Net loss                                                     --         --            --         (5,377)        (5,377)
----------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                             20,378       $204      $141,193        $    (5)      $141,392
======================================================================================================================

The accompanying notes are an integral part of these financial statements.

                           STILLWATER MINING COMPANY
================================================================================

                         NOTES TO FINANCIAL STATEMENTS

                                    NOTE 1
                             NATURE OF OPERATIONS

  Stillwater Mining Company (the "Company"), a Delaware corporation, is engaged in the exploration, development, extraction, processing and refining of platinum, palladium and associated minerals from the J-M Reef located in Stillwater and Sweet Grass Counties, Montana. The J-M Reef is a twenty-eight
(28) mile long ore body containing the highest known grade deposit of platinum group metals in the world.

  In Stillwater County, the Company operates the Stillwater Mine located in Nye, Montana. The Stillwater Mine encompasses one fully permitted minesite on the J-M Reef. It also houses the Company's concentrator facilities. In Columbus, Montana, the Company operates a precious metals smelter and a base metals refinery.

  The second fully permitted site on the J-M Reef is the East Boulder Project, which is located in Sweet Grass County, Montana. In November 1997, the Company restarted development activities at East Boulder. This phase entails completion of a tunnel boring machine that will provide access to the East Boulder section of the J-M Reef.

  The Company's operations can be significantly impacted by risks and uncertainties associated with the mining industry as well as those specifically related to its operations. The risks and uncertainties that can impact the Company include but are not limited to the following: price volatility of palladium and platinum, economic and political events affecting supply and demand for these metals, reserve estimation, exploration and development, environmental obligations, government regulations and ownership of and access to mineral reserves.

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

USE OF ESTIMATES

  The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. The more significant areas requiring the use of management's estimates relate to mineral reserves, reclamation and environmental obligations, valuation allowance for deferred tax assets, useful lives for depreciation and amortization, and future cash flows from long-lived assets. Actual results could differ from these estimates.

CASH EQUIVALENTS

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

  Short-term investments consist primarily of corporate bonds and commercial paper with original maturities of less than two years. Under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, these securities are carried at amortized cost, which approximates fair value, as the Company has the ability and intent to hold to maturity.

                           STILLWATER MINING COMPANY
================================================================================

                         NOTES TO FINANCIAL STATEMENTS

REVENUE RECOGNITION

  Revenues consist of the sales revenue for platinum and palladium, including any hedging gain or loss. By-product metals revenue and secondary materials processing revenue are included as a reduction to the cost of metals sold. Effective January 1, 1997, the Company changed its method of revenue recognition whereby revenue is recognized when product is shipped from the Company's base metals refinery (BMR) to an external refiner. Sales and receivables are provisionally valued and later adjusted when sales prices are finalized and weight and assay calculations are completed. This change made the Company's revenue recognition policy more comparable with other precious metals producers. The cumulative effect of this change as of January 1, 1997 was to increase revenue by approximately $2.7 million in the first quarter of 1997; the effect on net income was not material. Prior to 1997, the Company recognized revenue when product was delivered and transferred to the buyer.

HEDGING PROGRAM

  The Company enters into forward sales contracts and option contracts from time to time to manage the effect of price changes in palladium and platinum on the Company's sales. The results of these transactions are included in sales revenue at the same time as the hedged production.

INVENTORIES

  Metals inventories are valued at the lower of average cost or net realizable value. Production costs include the cost of direct labor, raw materials, depreciation and amortization, as well as administrative expenses relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or replacement value.

PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives ranging from five to twenty years or, for capital leases, the term of the related leases. Maintenance and repairs are charged to expense as incurred. Mine development expenditures incurred to increase existing production, develop new ore bodies, or develop property substantially in advance of production are capitalized and amortized using the units-of-production method. Interest is capitalized on expenditures related to construction or development projects and amortized using the same basis of depreciation as the related asset. Capitalization is discontinued when the asset enters commercial operation or development ceases. Exploration costs are expensed as incurred.

  Effective January 1, 1996, the Company changed its method of accounting for mine development expenditures whereby certain direct and indirect costs related to development activities, which were previously expensed as incurred, are now capitalized. This change is believed to better present current income from mining activities because it results in a better matching of expenses with the revenue generated as a result of those expenses. The effect of the accounting change on 1996 results was to increase net income by approximately $5.2 million ($0.25 per share). Assuming the accounting change had been applied retroactively, the unaudited pro forma effect would have been an increase in net income of $3.0 million ($0.15 per share) in 1995.

  Annually, or more frequently as circumstances require, the Company applies SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in determining the carrying value of its mining assets. In the event that estimated undiscounted future net cash flows are less than the carrying amount of the asset, an impairment loss is recognized.

                           STILLWATER MINING COMPANY
================================================================================

                         NOTES TO FINANCIAL STATEMENTS

EARNINGS PER SHARE

  In 1997, the Company adopted SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share. All prior-period earnings per share data presented have been restated to conform with the provisions of this Statement.

  Basic earnings per share excludes dilution and is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

  Outstanding options to purchase 1.2 million shares of common stock and 1.9 million shares of common stock issuable under the terms of the Company's Convertible Subordinated Notes were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

STOCK-BASED COMPENSATION

  The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, in 1996 and, as permitted by SFAS No. 123, the Company continues to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and has made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting, as defined in SFAS No. 123, had been applied.

CAPITALIZATION OF FINANCING COSTS

  Financing costs related to the issuance of debt securities are capitalized and amortized over the life of the indebtedness.

MINE CLOSURE AND RECLAMATION

  Minimum standards for mine closure and reclamation costs have been established by various governmental agencies. Such costs are accrued over the life of the mine using the units-of-production method. Expenditures related to ongoing reclamation programs are expensed as incurred. As of December 31, 1997, the Company has posted $4.2 million in reclamation bonds for state and federal requirements, which also represents the Company's best estimate of future reclamation and mine closure costs under existing environmental legislation and the future operations plan. The accrued reclamation liability was $0.7 million and $0.6 million at December 31, 1997 and 1996, respectively.

INCOME TAXES

  Income taxes are determined using the asset and liability approach in accordance with the provisions set forth in SFAS No. 109, Accounting for Income Taxes. This method gives consideration to the future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on currently enacted tax rates.

SIGNIFICANT CUSTOMERS

  Sales to significant customers represented approximately 90%, 98% and 92% of total revenues for the years ended December 31, 1997, 1996 and 1995, respectively. The Company sells its metals to a small number of customers and brokers; however, the Company is not economically dependent upon these customers since platinum and palladium can be readily sold in numerous markets throughout the world.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments consist primarily of cash and short-term investments, accounts receivable and debt. The carrying amounts of cash, short-term investments and accounts receivable approximate fair value

                           STILLWATER MINING COMPANY
================================================================================

                         NOTES TO FINANCIAL STATEMENTS

due to their short maturities. At December 31, 1997 and 1996, based on rates available for similar types of obligations, the fair values of long-term debt and capital lease obligations were not materially different from their carrying amounts.

                                    NOTE 3
                                  INVENTORIES

  Inventories consisted of the following (in millions):

December 31,                                                1997      1996
---------------------------------------------------------------------------
Raw ore                                                    $ 0.5     $ 0.3
Concentrate and in-process                                   3.6       6.6
Matte and finished goods                                      --       3.5
---------------------------------------------------------------------------
                                                             4.1      10.4
Materials and supplies                                       3.3       3.1
---------------------------------------------------------------------------
                                                           $ 7.4     $13.5
===========================================================================

As described in Note 2, palladium and platinum revenue is now recognized when product is shipped from the base metals refinery, thereby essentially eliminating all finished goods inventory.

                                    NOTE 4
                         PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following (in millions):

December 31,                                                1997      1996
---------------------------------------------------------------------------
Equipment                                                 $ 23.2    $ 22.1
Leased equipment                                            12.1      11.1
Facilities                                                  67.5      54.5
Mine development                                           127.5      94.9
Land                                                         2.2       2.2
Construction-in-process                                     12.6      46.6
---------------------------------------------------------------------------
                                                           245.1     231.4
Less accumulated depreciation and amortization             (53.8)    (43.6)
---------------------------------------------------------------------------
                                                          $191.3    $187.8
===========================================================================

                                    NOTE 5
                 LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

SPECIAL INDUSTRIAL EDUCATION IMPACT REVENUE BONDS

  These bonds were issued by the Company in 1989 in three series to finance impact payments to local school districts. The bonds bear interest at varying rates between 6.5% and 7.8% and mature in increasing annual principal amounts through 2009. The balance outstanding at December 31, 1997 and 1996 was $1.6 million, of which approximately $0.1 million was classified as current in each year. The bonds, which are collateralized by the Company's real estate, are secured by guarantees from Chevron Corporation. Scheduled principal repayments during the years 1998 through 2002 are approximately $0.1 million in each year. Scheduled principal repayments subsequent to 2002 total $1.1 million.

                           STILLWATER MINING COMPANY
================================================================================

                         NOTES TO FINANCIAL STATEMENTS

CONVERTIBLE SUBORDINATED NOTES

  On April 29, 1996, the Company sold $50 million of 7% Convertible Subordinated Notes Due 2003 (the "Convertible Notes"), maturing on May 1, 2003. On May 14, 1996, the initial purchaser exercised its over-allotment option and purchased an additional $1.5 million of Convertible Notes. The Convertible Notes are unsecured, subordinated obligations. As of December 31, 1997 and 1996, $51.5 million is classified as long-term debt.

  The Convertible Notes will be redeemable, in whole or in part, at the option of the Company beginning on May 1, 1999. The Convertible Notes will be convertible, subject to prior redemption, at the option of holders at any time after 90 days following the date of original issuance and prior to maturity, into shares of the Company's common stock at a conversion price of $26.80 per share.

  In connection with the offering of the Convertible Notes, the Company filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, relating to the resale of the Convertible Notes and the common stock issuable upon conversion. This registration statement was declared effective by the Securities and Exchange Commission on December 19, 1996.

EQUIPMENT LEASE AGREEMENTS

  During 1997, pursuant to the terms of the 1995 Senstar Capital Corporation Master Lease Agreement, the Company entered into its fifth five-year equipment leasing agreement for $0.8 million. This agreement was preceded by a $7.5 million leasing agreement with Senstar, signed in October 1995, and by three additional agreements executed in 1996 totaling $3.8 million. The latest contract brings the total capitalized lease transactions with Senstar to $12.1 million. These agreements cover new underground mining equipment and each contains a two-year renewal option that can be exercised at the end of five years. Based upon the provisions of the leasing agreement, all leases are capital leases, and the renewal options qualify as extensions of the base lease term. As a result, all leased equipment has been capitalized and is being depreciated over seven years. Future minimum payments under the equipment leases are as follows (in millions):

Year Ending December 31,
-------------------------------------------------------------------------
1998                                                               $ 2.7
1999                                                                 3.0
2000                                                                 2.9
2001                                                                 2.1
2002                                                                 1.5
Subsequent to 2002                                                   0.5
-------------------------------------------------------------------------
Total minimum lease payments                                        12.7
Less amount representing interest                                   (2.3)
-------------------------------------------------------------------------
Present value of net minimum lease payments                         10.4
Less current portion                                                (1.9)
-------------------------------------------------------------------------
Total capital lease obligation                                     $ 8.5
=========================================================================

CREDIT AGREEMENT

  As of April 19, 1994, the Company established an unsecured working capital line of credit with N M Rothschild & Sons Limited, having a maximum borrowing capacity of $15 million, subject to a borrowing base computation. The line of credit is scheduled to expire on April 30, 1999. Interest on amounts drawn is payable at 1.5% per annum over the prevailing London Interbank Offered Rate or 0.5% over the prevailing prime rate. Fees of 1.5% per annum are levied on the aggregate amount of any letters of credit issued under the facility and a commitment fee of 0.5% per annum is payable on available but unused amounts. These fees were $0.1 million in 1997, 1996 and 1995. As of December 31, 1997, the Company has approximately $7.4 million available, is in compliance with all financial covenants and has no debt outstanding under this facility.

                                    NOTE 6
                            EMPLOYEE BENEFIT PLANS

  On June 1, 1993, the Company established the Stillwater Mining Company 401(k) Plan and Trust (the "existing plan"). From June 1, 1993 through September 30, 1996, all eligible employees could participate in this plan. On October 1, 1996, the Company established the Stillwater Mining Company 401(k) Plan and Trust for Bargaining Unit Employees ("the new plan"). All bargaining unit employees' assets were transferred to the new plan, while all non-bargaining unit employees continue participation under the existing plan. All current employees of the Company with at least six months of consecutive service are eligible to participate in their appropriate plan. Other than the differentiation between bargaining unit employees and non-bargaining unit employees, the plans are identical. The Company matches employee contributions at a 2:1 ratio up to 3% of the employee's gross wages. Both plans have a three-year cliff vesting period. Monthly contributions are made to separate trust funds administered by an independent investment manager. Company contributions to the plans totaled $1.0 million, $0.9 million and $0.7 million in 1997, 1996 and 1995, respectively.

                                    NOTE 7
                COMMON AND PREFERRED STOCK PLANS AND AGREEMENTS

STOCK PLAN

  In September 1994, the Company adopted the Stillwater Mining Company 1994 Stock Plan (the "Stock Plan"), which enables the Company to grant stock options or restricted stock to employees, non-employee directors and consultants. The options are in the form of either incentive stock options or non-qualified stock options and may be granted with stock appreciation rights (SARs). SARs permit holders to receive either cash or shares of common stock with value equal to the excess of the market price over the grant price in exchange for the surrender of the SARs. Shares issuable under the Stock Plan may be newly issued or shares purchased on the open market.

  The Stock Plan is administered by the Compensation Committee of the Company's Board of Directors, which determines the exercise price, exercise period, vesting period and all other terms. Unexercised options expire ten years after the date of grant.

  The Stock Plan covers 1,500,000 shares of common stock. Furthermore, on January 21, 1998, the Board of Directors adopted a general employee stock plan which covers an additional 200,000 shares of common stock. Combined, there is approximately 161,575 shares available for grant as of December 31, 1997. Stock option activity for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:

                           STILLWATER MINING COMPANY
================================================================================

                         NOTES TO FINANCIAL STATEMENTS

                                                                                             Weighted Average
                                                                           Weighted Average   Fair Value of
                                                               Shares       Exercise Price   Options Granted
------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1994
 (150,000 exercisable)                                        635,625            $ 5.87               -
1995 Activity:
 Options granted                                              219,250            $19.83          $ 7.31
 Options exercised                                               (400)           $ 5.87               -
 Options canceled                                              (9,275)           $ 5.87               -
------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1995
 (303,688 exercisable)                                        845,200            $ 9.49               -
1996 Activity:
 Options granted                                              278,775            $21.40          $ 9.47
 Options exercised                                            (77,595)           $ 5.87               -
 Options canceled                                             (40,575)           $18.56               -
------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1996
 (674,592 exercisable)                                      1,005,805            $12.70               -
1997 Activity:
 Options granted                                              486,275            $19.90          $10.53
 Options exercised                                           (239,881)           $ 7.59               -
 Options canceled                                             (31,650)           $20.86               -
------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1997
 (940,198 exercisable)                                      1,220,549            $16.40               -
============================================================================================================

  The following table summarizes information concerning currently outstanding and exercisable options:

                                                Options Outstanding                    Options Exercisable
                                          --------------------------------       ---------------------------------
                                             Average           Weighted                                Weighted
       Range of            Number           Remaining          Average             Number              Average
    Exercise Price       Outstanding      Contract Life     Exercise Price       Exercisable        Exercise Price
   ---------------       -----------      -------------     --------------       -----------        --------------
       $ 5.87               337,174            6.72             $ 5.87             337,174              $ 5.87
   $13.44 - $20.00          444,025            8.63             $18.40             398,012              $18.39
   $20.10 - $28.13          439,350            8.79             $22.50             205,012              $23.15
                          ---------                                                -------
                          1,220,549                                                940,198
                          =========                                                =======

  The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS

                           STILLWATER MINING COMPANY
================================================================================

                         NOTES TO FINANCIAL STATEMENTS

123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,                         1997        1996        1995
-------------------------------------------------------------------------------
Weighted average expected lives (years)          5.9         5.9         5.8
Interest rate                                  5.7-6.7%    5.2-6.2%    5.9-7.9%
Volatility                                        47%         45%         42%
Dividend yield                                     -           -           -
===============================================================================

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro information follows (in millions, except for per share amounts):

                                                1997        1996        1995
-------------------------------------------------------------------------------
Pro forma net income (loss)                   $ (8.0)      $ 9.7      $ (0.3)
Pro forma income (loss) per share:
 Basic and diluted                            $(0.39)      $0.48      $(0.01)
===============================================================================

  Additionally, 9,950 shares and 30,000 shares of restricted stock were granted in 1997 and 1994, respectively. Deferred compensation related to restricted stock was recorded as a component of paid-in capital and is amortized over the two-year vesting period.

SHAREHOLDERS' RIGHTS AGREEMENT

  In October 1995, the Board of Directors of the Company adopted a Rights Agreement under which Stillwater shareholders of record as of November 15, 1995 received a dividend in the form of Preferred Stock Purchase Rights (the "Rights"). The Rights permit the holder to purchase one one-thousandth of a share (a unit) of Series A Preferred Stock at an initial exercise price of $80 per share under certain circumstances. The purchase price, the number of units of Preferred Stock and the type of securities issuable upon exercise of the Rights are subject to adjustment. The Rights expire on October 26, 2005 unless earlier redeemed or exchanged. Until a Right is exercised, the holder thereof has no rights as a shareholder of the Company, including the right to vote or receive dividends. Subject to certain conditions, the Rights become exercisable ten business days after a person or group acquires or commences a tender or exchange offer to acquire a beneficial ownership of 15% or more of the Company's outstanding common stock.

                           STILLWATER MINING COMPANY
================================================================================

                         NOTES TO FINANCIAL STATEMENTS

                                    NOTE 8
                                 INCOME TAXES

  The total income tax provision (benefit) has been allocated as follows (in millions):

Year ended December 31,                         1997        1996        1995
-----------------------------------------------------------------------------
Income tax provision (benefit)                $ (3.4)     $ (1.7)      $ 0.1
Cumulative effect of accounting change             -         8.7           -
-----------------------------------------------------------------------------
Total income tax provision (benefit)          $ (3.4)     $  7.0       $ 0.1
=============================================================================

  The components of the income tax provision (benefit) consisted of the following (in millions):

Year ended December 31,                         1997        1996        1995
-----------------------------------------------------------------------------
Current federal                               $    -      $  0.2      $ (0.1)
Current state                                      -           -           -
-----------------------------------------------------------------------------
 Total current                                     -         0.2        (0.1)
-----------------------------------------------------------------------------
Deferred federal                                (3.1)       (2.1)        0.5
Deferred state                                  (0.3)        0.2        (0.3)
-----------------------------------------------------------------------------
 Total deferred                                 (3.4)       (1.9)        0.2
-----------------------------------------------------------------------------
Income tax provision (benefit)                $ (3.4)     $ (1.7)     $  0.1
=============================================================================

  The deferred tax (assets) liabilities are comprised of the tax effect of the following (in millions):

December 31,                                                1997        1996
-----------------------------------------------------------------------------
Property and equipment                                    $  6.9      $  6.6
Mine development costs                                      26.6        26.5
-----------------------------------------------------------------------------
Total deferred tax liabilities                              33.5        33.1
-----------------------------------------------------------------------------
Capital lease obligations                                   (1.0)       (0.5)
Noncurrent liabilities                                      (0.9)       (1.4)
Current liabilities                                         (1.2)       (0.3)
Inventory                                                   (0.1)          -
State tax deduction                                         (1.2)       (1.3)
Net operating loss carryforwards                           (19.3)      (15.1)
-----------------------------------------------------------------------------
Total deferred tax assets                                  (23.7)      (18.6)
-----------------------------------------------------------------------------
Net deferred tax liabilities                              $  9.8      $ 14.5
=============================================================================

                           STILLWATER MINING COMPANY
================================================================================

                         NOTES TO FINANCIAL STATEMENTS

  The following is a reconciliation between the tax provision determined by applying the federal statutory income tax rate of 35% in 1997, 1996 and 1995 to pre-tax income, and the Company's tax provision (benefit) (in millions):

Year ended December 31,                         1997        1996        1995
-----------------------------------------------------------------------------
Income (loss) before income taxes and
 cumulative effect of accounting change       $ (8.7)     $ (4.5)      $ 0.1
=============================================================================
Income taxes at statutory rate                $ (3.1)     $ (1.6)      $ 0.1
State income taxes, net of federal benefit      (0.3)       (0.1)          -
-----------------------------------------------------------------------------
Income tax provision (benefit)                $ (3.4)     $ (1.7)      $ 0.1
=============================================================================

  At December 31, 1997, the Company had approximately $46.6 million of regular tax net operating loss carryforwards expiring during 2009 through 2012.

                                    NOTE 9
                       PRECIOUS METALS HEDGING CONTRACTS

  Precious metals hedging contracts at December 31, 1997, consist of spot deferred forward sales contracts. Realization under these contracts is dependent upon the counterparties performing in accordance with the terms of the contracts. The Company does not anticipate nonperformance of the counterparties. Forward sales contracts require the future delivery of metals at a specific price.

 At December 31, 1997, the Company's outstanding hedge contracts are as follows:

                                                                 1998
                                                          -------------------
                                                                    Average
                                                          Hedged     Price
                                                          Ounces   Per Ounce
-----------------------------------------------------------------------------
PLATINUM
Forward sales contracts (spot deferred)                    4,255     $ 369
-----------------------------------------------------------------------------
PALLADIUM
Forward sales contracts (spot deferred)                  213,165     $ 134
-----------------------------------------------------------------------------

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

                           STILLWATER MINING COMPANY
================================================================================

                         NOTES TO FINANCIAL STATEMENTS

ELECTRIC SERVICE AGREEMENT

  During 1996, Montana Power Company (MPC) upgraded the Company's transmission line and substation facilities. The cost of this upgrade to MPC totaled approximately $2.9 million. In a contract between MPC and the Company dated June 1, 1996, the Company agrees to reimburse MPC for these costs through additional electrical revenues produced from the Company's increased load in excess of 8,000 kilowatts. At the completion of the five-year agreement, if the total additional revenues, as defined in the contract between MPC and the Company, have not met or exceeded MPC's investment cost, the Company will be required to pay MPC the difference.

                           STILLWATER MINING COMPANY
================================================================================

                         NOTES TO FINANCIAL STATEMENTS

                                    NOTE 11
                             CASH FLOW INFORMATION

  Reconciliation of net income (loss) to net cash provided (used in) operating activities is as follows (in millions):

Year ended December 31,                                 1997     1996    1995
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $(5.4)  $ 11.1   $ 0.1
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                        11.7      8.7     5.7
   Deferred income taxes                                (3.4)    (1.7)   (0.3)
   Cumulative effect of accounting change,
     net of income tax provision of $8.7                   -    (13.9)      -
   Loss on disposition of fixed assets                   0.6      1.0       -
   Other                                                   -     (0.5)    0.2
Changes in operating assets and liabilities:
   Decrease in inventories                               6.1      4.9     0.2
   Increase in accounts receivable                      (6.8)    (0.1)      -
   Decrease (increase) in other current assets          (0.2)      --    (0.6)
   Decrease (increase) in other noncurrent assets        0.4      0.3    (0.6)
   Increase (decrease) in accounts payable              (2.3)     0.3     0.9
   Increase (decrease) in other current liabilities     (1.8)     4.2    (0.3)
   Increase (decrease) in noncurrent liabilities        (0.2)     0.2     0.7
-----------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (1.3)    14.5     6.0
=============================================================================

SUPPLEMENTAL INFORMATION
Cash paid (received) during the year for:
 Interest expense                                      $ 3.3   $  0.8   $ 0.1
 Income taxes                                          $   -        -   $(0.3)
------------------------------------------------------------------------------

                           STILLWATER MINING COMPANY
================================================================================

                         NOTES TO FINANCIAL STATEMENTS

                                    NOTE 12
                          QUARTERLY DATA (UNAUDITED)

  Quarterly earnings data for the years ended December 31, 1997 and 1996 were as follows (in millions, except per share data):

                                         First     Second      Third     Fourth
-------------------------------------------------------------------------------
1997 QUARTERS
-------------------------------------------------------------------------------
Revenue                                 $ 16.0     $ 22.3     $ 17.0     $ 21.6
Operating income (loss)                   (3.3)       0.1       (1.7)      (1.3)
Net loss                                  (2.2)      (0.7)      (1.7)      (0.8)
Net loss per share                       (0.11)     (0.04)     (0.08)     (0.04)
-------------------------------------------------------------------------------
1996 QUARTERS
-------------------------------------------------------------------------------
Revenue                                 $ 13.6     $ 10.7     $ 16.5     $ 15.4
Operating income (loss)                     --       (1.3)      (1.6)      (2.3)
Net income (loss)                         13.8       (0.6)      (0.8)      (1.3)
Net income (loss) per share               0.69      (0.04)     (0.04)     (0.06)
-------------------------------------------------------------------------------

                                    Note 13
               MINERAL RESERVES AND PRODUCTION DATA (UNAUDITED)
  Proven and probable palladium and platinum reserves (1) consisted of the following:

December 31,                               1997    1996    1995    1994    1993
-------------------------------------------------------------------------------
STILLWATER MINE
Ore reserves (thousands of tons)         17,999  15,619  11,072  10,797  10,561
Grade (2)                                  0.79    0.80    0.82    0.82    0.82
Contained metal (thousands of ounces)
 Palladium (3)                           10,940   9,595   7,058   6,918   6,751
 Platinum (3)                             3,315   2,907   2,016   1,976   1,929
-------------------------------------------------------------------------------
 Total contained metal                   14,255  12,502   9,074   8,894   8,680
===============================================================================

EAST BOULDER
Ore reserves (thousands of tons)         11,510  11,510  11,510  11,510  11,510
Grade (2)                                  0.79    0.79    0.79    0.79    0.79
Contained metal (thousands of ounces)
 Palladium (3)                            6,992   6,992   7,087   7,087   7,087
 Platinum (3)                             2,120   2,120   2,025   2,025   2,025
-------------------------------------------------------------------------------
 Total contained metal                    9,112   9,112   9,112   9,112   9,112
===============================================================================

                           STILLWATER MINING COMPANY
================================================================================

                         NOTES TO FINANCIAL STATEMENTS

   Summary operating information was as follows:

Year Ended December 31,                    1997    1996    1995    1994    1993
--------------------------------------------------------------------------------
Ounces produced (in thousands)
 Palladium                                  271     196     169     207     218
 Platinum                                    84      59      51      63      66
Average realized price per ounce
 Palladium                                $ 144   $ 144   $ 157   $ 138   $ 125
 Platinum                                 $ 388   $ 410   $ 425   $ 399   $ 376
-------------------------------------------------------------------------------

(1) Derived from mineral reserve estimates prepared by independent consultants as of December 31, 1997, December 31, 1995 and July 1, 1992 and adjusted for production, additional drilling and development. The increases in reserves can be attributed to additional drilling and development, the use of a lower cut-off grade and adjustment for historical mining experience.
(2) Expressed in contained ounces of platinum and palladium per ton.
(3) Based on the ratio of 1.0 part of platinum to 3.3 parts of palladium for 1996 and 1997 and 1.0 part of platinum to 3.5 parts of palladium for 1993 through 1995.

                                    ITEM 9
                       CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
              --------------------------------------------------

                            Not applicable PART III
================================================================================

                                    ITEM 10

              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              --------------------------------------------------

  For information concerning the Company's executive officers, reference is made to the information set forth under the caption "Executive Officers of the Registrant" located in Item 1 of this Form 10-K. For information concerning the Company's directors and compliance by the Company's directors, executive officers and significant stockholders with the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended, reference is made to the information set forth under the captions "Election of Directors" and "Compliance with Section 16(a) - Beneficial Ownership Reporting Compliance," respectively, in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1998, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                    ITEM 11
                            EXECUTIVE COMPENSATION
                            ----------------------

  Reference is made to the information set forth under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement for the Annual Meeting of Stockholders, to be held on May 15, 1998, to be filed pursuant to Regulation 14A, which information (except for the Report of the Compensation Committee of the Board of Directors and the Performance Graph) is incorporated herein by reference.

                                    ITEM 12
                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT
                             ---------------------

  Reference is made to the information set forth under the caption "Security Ownership of Principal Stockholders and Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1998, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                    ITEM 13
                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                ----------------------------------------------

  Reference is made to the information contained under the caption "Certain Transactions" contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1998, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                    PART IV
================================================================================
                                    ITEM 14
                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K
                            -----------------------

(a)  Documents filed as part of this Form 10-K
     1.    Financial Statements                            See Item
           Report of Management                                    29
           Report of Independent Accountants                       30
           Balance Sheet                                           31
           Statement of Operations                                 32
           Statement of Cash Flows                                 33
           Statement of Changes in Stockholders'  Equity           34
           Notes to Financial Statements                           35
     2.    Financial Statement Schedules (not applicable)

(b)  Reports on Form 8-K
           On November 3, 1997 the Company filed a Form 8-K announcing the resignation of R. Daniel Williams, Vice President and Chief Financial Officer

(c)  Exhibits.

                                   EXHIBITS

Number  Description

2.1 Exchange Agreement for 10,000 shares of common stock dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the "1994 S-1")).
3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the 1994 S-1).
3.2 Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the 1994 S-1).
4.1 Form of Indenture, dated April 29, 1996, between the Company and Colorado National Bank with respect to the Company's 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K dated April 29, 1996).
4.2 Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A filed on October 30, 1995).
10.1 1994 Stock Plan (incorporated by reference to Exhibit 10.1 to the 1994 S-1), as amended by First Amendment to 1994 Stock Plan dated May 12, 1997
10.2 Employment Agreement with John E. Andrews dated as of September 19, 1994 (incorporated by reference to Exhibit 10.4 to the 1994 S-1).
10.3 Credit Agreement between Stillwater Mining Company as borrower and N M Rothschild & Sons Limited as Lender, dated as of April 19, 1994 (incorporated by reference to Exhibit 10.7 to the 1994 S-1).
10.4 Mining and Processing Agreement dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).
10.5 Conveyance of Royalty Interest and Agreement between the Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).
10.6 Agreement for Electric Service between the Montana Power Company and Stillwater Mining Company dated June 1, 1996 (incorporated by reference to Exhibit 10.8.1 of the Registrant's 1996 10-K).
10.7 Stock Redemption Agreement by and between the Company and Chevron USA Inc. and Manville Mining Company, dated July 28, 1994 (incorporated by reference to Exhibit 10.11 to the 1994 S-1).
10.8 Registration Rights Agreement dated August 23, 1995, amending Shareholders Agreement (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 28, 1995).
10.9 Employment Agreement with R. Daniel Williams dated August 1, 1995 (incorporated by reference to Exhibit 10.15 to the Registrant's 1995 10-K).

10.10 Residue Refining Agreement between Stillwater Mining Company and Johnson Matthey, dated as of February 8, 1996 (incorporated by reference to
        Exhibit 10.16 of the Registrant's 1995 10-K).
10.11 Equipment Lease Agreement between Stillwater Mining Company and Senstar Capital Corporation dated October 5, 1995. (incorporated by reference to
        Exhibit 10.17 of the Registrant's 1995 19-K).
10.12 Purchase Agreement between Stillwater Mining Company and Senstar Capital Corporation dated October 5, 1995 (incorporated by reference to Exhibit
        10.17.1 of the Registrant's 1995 10-K).
10.13 Purchase Agreement between Stillwater Mining Company and The Westaim Corporation, dated October 14,1996 (incorporated by reference to Exhibit
        10.16 of the Registrant's 1996 10-K).
10.14   Employment Agreement with William E. Nettles dated August 13, 1997.
10.15 PGM Concentrate Refining Agreement between the Company and Union Miniere dated May 8, 1996.
10.16 Articles of Agreement between the Company and Oil, Chemical and Atomic Workers International Union dated July 1, 1996.
23.1    Consent of Price Waterhouse LLP.
23.2    Consent of Behre Dolbear & Company, Inc.
27      Financial Data Schedule

                                  SIGNATURES
                                  ----------

  Pursuant to the requirements of Section 13 OR 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           STILLWATER MINING COMPANY
                                ("Registrant")

  Dated:  March 27, 1998        By:   /s/  William E. Nettles
                                      -----------------------
                                      William E. Nettles
                                      Chairman and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.


Signature and Title                             Date
----------------------------------------------------------------------------

/s/ William E. Nettles                          March 27, 1998
------------------------------------
William E. Nettles
Chairman and Chief Executive Officer
 (Principal Executive and Financial Officer)


/s/ Tammy R. Cosgrove                           March 27, 1998
------------------------------------
Tammy Cosgrove
Controller
(Principal Accounting Officer)


/s/ Ray W. Ballmer                              March 27, 1998
------------------------------------
Ray W. Ballmer, Director


/s/ Douglas Donald                              March 27, 1998
------------------------------------
Douglas Donald, Director


/s/ John W. Eschenlohr                          March 27, 1998
------------------------------------
John W. Eschenlohr, Director


/s/ Lawrence Glaser                             March 27, 1998
------------------------------------
Lawrence Glaser, Director


/s/ Pete Ingersoll                              March 27, 1998
------------------------------------
Pete Ingersoll, Director


/s/ Ted Schwinden                               March 27, 1998
------------------------------------
Ted Schwinden, Director


/s/ Peter Steen                                 March 27, 1998
------------------------------------
Peter Steen, Director

                                 EXHIBIT INDEX

Number  Description

2.1 Exchange Agreement for 10,000 shares of common stock dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the "1994 S-1")).
3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the 1994 S-1).
3.2 Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the 1994 S-1).
4.1 Form of Indenture, dated April 29, 1996, between the Company and Colorado National Bank with respect to the Company's 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K dated April 29, 1996).
4.2 Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A filed on October 30, 1995).
10.1 1994 Stock Plan (incorporated by reference to Exhibit 10.1 to the 1994 S-1), as amended by First Amendment to 1994 Stock Plan dated May 12, 1997
10.2 Employment Agreement with John E. Andrews dated as of September 19, 1994 (incorporated by reference to Exhibit 10.4 to the 1994 S-1).
10.3 Credit Agreement between Stillwater Mining Company as borrower and N M Rothschild & Sons Limited as Lender, dated as of April 19, 1994 (incorporated by reference to Exhibit 10.7 to the 1994 S-1).
10.4 Mining and Processing Agreement dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).
10.5 Conveyance of Royalty Interest and Agreement between the Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).
10.6 Agreement for Electric Service between the Montana Power Company and Stillwater Mining Company dated June 1, 1996 (incorporated by reference to Exhibit 10.8.1 of the Registrant's 1996 10-K).
10.7 Stock Redemption Agreement by and between the Company and Chevron USA Inc. and Manville Mining Company, dated July 28, 1994 (incorporated by reference to Exhibit 10.11 to the 1994 S-1).
10.8 Registration Rights Agreement dated August 23, 1995, amending Shareholders Agreement (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 28, 1995).
10.9 Employment Agreement with R. Daniel Williams dated August 1, 1995 (incorporated by reference to Exhibit 10.15 to the Registrant's 1995 10-K).
10.10 Residue Refining Agreement between Stillwater Mining Company and Johnson Matthey, dated as of February 8, 1996 (incorporated by reference to
        Exhibit 10.16 of the Registrant's 1995 10-K).
10.11 Equipment Lease Agreement between Stillwater Mining Company and Senstar Capital Corporation dated October 5, 1995. (incorporated by reference to
        Exhibit 10.17 of the Registrant's 1995 19-K).
10.12 Purchase Agreement between Stillwater Mining Company and Senstar Capital Corporation dated October 5, 1995 (incorporated by reference to Exhibit
        10.17.1 of the Registrant's 1995 10-K).
10.13 Purchase Agreement between Stillwater Mining Company and The Westaim Corporation, dated October 14,1996 (incorporated by reference to Exhibit
        10.16 of the Registrant's 1996 10-K).
10.14   Employment Agreement with William E. Nettles dated August 13, 1997.
10.15 PGM Concentrate Refining Agreement between the Company and Union Miniere dated May 8, 1996.
10.16 Articles of Agreement between the Company and Oil, Chemical and Atomic Workers International Union dated July 1, 1996.
23.1    Consent of Price Waterhouse LLP.
23.2    Consent of Behre Dolbear & Company, Inc.
27      Financial Data Schedule