Form 10-K/A
period 1997-12-31
STILLWATER MINING CO /DE/
filed 1998-04-14
CIK 931948

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A-1

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 1997.

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from          to
             .

                        Commission File Number 0-25090

                           STILLWATER MINING COMPANY
            (Exact name of registrant as specified in its charter)

     DELAWARE                                                      81-0480654
 ---------------------                                          --------------
 (State or other jurisdiction                                    (I.R.S.
of incorporation or organization)                                Employer
                                                                 Identification
                                                                 No.)

             717 SEVENTEENTH STREET, SUITE 1480, DENVER, CO 80202
             ----------------------------------------------------
             (Address of principal executive offices and zip code)

                                (303) 978-2525
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

  TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH
-------------------------                 REGISTERED
Common stock, $.01 par value           ---------------------------------------
Preferred Stock Purchase Rights           The American Stock Exchange
                                          The American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 2, 1998, assuming a price of $21.50 per share, the closing sale price on the American Stock Exchange, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates was approximately $438,179,611.

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

                                    PART IV

                                    ITEM 14
                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Form 10-K

     1.     Financial Statements                                     Page
            Report of Management                                      31
            Report of Independent Accountants                         32
            Balance Sheet                                             33
            Statement of Operations                                   34
            Statement of Cash Flows                                   35
            Statement of Changes in Stockholders' Equity              36
            Notes to Financial Statements                             37

     2.     Financial Statement Schedules (not applicable)

(b)  Reports on Form 8-K

     On November 3, 1997 the Company filed a Form 8-K announcing the resignation of R. Daniel Williams, Vice President and Chief Financial Officer

(c)  Exhibits.

                                   EXHIBITS

Number    Description
------    -----------

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

10.6 Agreement for Electric Service between the Montana Power Company and Stillwater Mining Company dated June 1, 1996 (incorporated by reference to Exhibit 10.8.1 of the Registrant's 1996 10-K).
10.7 Stock Redemption Agreement by and between the Company and Chevron USA Inc. and Manville Mining Company, dated July 28, 1994 (incorporated by reference to Exhibit 10.11 to the 1994 S-1).
10.8 Registration Rights Agreement dated August 23, 1995, amending Shareholders Agreement (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 28, 1995) .
10.9 Employment Agreement with R. Daniel Williams dated August 1, 1995 (incorporated by reference to Exhibit 10.15 to the Registrant's 1995 10-K).
10.10 Residue Refining Agreement between Stillwater Mining Company and Johnson Matthey, dated as of February 8, 1996 (incorporated by reference to Exhibit 10.16 of the Registrant's 1995 10-K).
10.11 Equipment Lease Agreement between Stillwater Mining Company and Senstar Capital Corporation dated October 5, 1995. (incorporated by reference to Exhibit 10.17 of the Registrant's 1995 19-K).
10.12 Purchase Agreement between Stillwater Mining Company and Senstar Capital Corporation dated October 5, 1995 (incorporated by reference to Exhibit 10.17.1 of the Registrant's 1995 10-K).
10.13 Purchase Agreement between Stillwater Mining Company and The Westaim Corporation, dated October 14,1996 (incorporated by reference to
          Exhibit 10.16 of the Registrant's 1996 10-K).
10.14     Employment Agreement with William E. Nettles dated August 13, 1997.
10.15 PGM Concentrate Refining Agreement between the Company and Union Miniere dated May 8, 1996.
10.16 Articles of Agreement between the Company and Oil, Chemical and Atomic Workers International Union dated July 1, 1996, as amended by Tentative Agreement between O.C.A.W. Local Union Number 2-1 and the Company, dated May 7, 1997.
23.1      Consent of Price Waterhouse LLP.
23.2      Consent of Behre Dolbear & Company, Inc.
27        Financial Data Schedule

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       STILLWATER MINING COMPANY
                                       ("Registrant")


Dated:  April 13, 1998                 By:   /s/  William E. Nettles
                                          --------------------------------------
                                          William E. Nettles
                                          Chairman and Chief Executive Officer

                                EXHIBITS INDEX

Number    Description
------    -----------

2.1 Exchange Agreement for 10,000 shares of common stock dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the "1994 S-1")).
3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the 1994 S-1).
3.2 Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the 1994 S-1).
4.1 Form of Indenture, dated April 29, 1996, between the Company and Colorado National Bank with respect to the Company's 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K dated April 29, 1996).
4.2 Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A filed on October 30, 1995).
10.1 1994 Stock Plan (incorporated by reference to Exhibit 10.1 to the 1994 S-1), as amended by First Amendment to 1994 Stock Plan dated May 12, 1997
10.2 Employment Agreement with John E. Andrews dated as of September 19, 1994 (incorporated by reference to Exhibit 10.4 to the 1994 S-1).
10.3 Credit Agreement between Stillwater Mining Company as borrower and N M Rothschild & Sons Limited as Lender, dated as of April 19, 1994 (incorporated by reference to Exhibit 10.7 to the 1994 S-1).
10.4 Mining and Processing Agreement dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).
10.5 Conveyance of Royalty Interest and Agreement between the Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).
10.6 Agreement for Electric Service between the Montana Power Company and Stillwater Mining Company dated June 1, 1996 (incorporated by reference to Exhibit 10.8.1 of the Registrant's 1996 10-K).
10.7 Stock Redemption Agreement by and between the Company and Chevron USA Inc. and Manville Mining Company, dated July 28, 1994 (incorporated by reference to Exhibit 10.11 to the 1994 S-1).
10.8 Registration Rights Agreement dated August 23, 1995, amending Shareholders Agreement (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 28, 1995).
10.9 Employment Agreement with R. Daniel Williams dated August 1, 1995 (incorporated by reference to Exhibit 10.15 to the Registrant's 1995 10-K).
10.10 Residue Refining Agreement between Stillwater Mining Company and Johnson Matthey, dated as of February 8, 1996 (incorporated by reference to Exhibit 10.16 of the Registrant's 1995 10-K).
10.11 Equipment Lease Agreement between Stillwater Mining Company and Senstar Capital Corporation dated October 5, 1995. (incorporated by reference to Exhibit 10.17 of the Registrant's 1995 19-K).
10.12 Purchase Agreement between Stillwater Mining Company and Senstar Capital Corporation dated October 5, 1995 (incorporated by reference to Exhibit 10.17.1 of the Registrant's 1995 10-K).
10.13 Purchase Agreement between Stillwater Mining Company and The Westaim Corporation, dated October 14,1996 (incorporated by reference to
          Exhibit 10.16 of the Registrant's 1996 10-K).
10.14     Employment Agreement with William E. Nettles dated August 13, 1997.
10.15 PGM Concentrate Refining Agreement between the Company and Union Miniere dated May 8, 1996.
10.16 Articles of Agreement between the Company and Oil, Chemical and Atomic Workers International Union dated July 1, 1996, as amended by Tentative Agreement between O.C.A.W. Local Union Number 2-1 and the Company, dated May 7, 1997.
23.1      Consent of Price Waterhouse LLP.
23.2      Consent of Behre Dolbear & Company, Inc.
27        Financial Data Schedule.