Form 10-Q
period 1998-03-31
STILLWATER MINING CO /DE/
filed 1998-04-29
CIK 931948

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                       OR

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-25090
                                                -------

                           STILLWATER MINING COMPANY
                           -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               DELAWARE                                 81-0480654
   ___________________________________     ____________________________________
     (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)



        717 17TH STREET, SUITE 1480
            DENVER, COLORADO                               80202
  ________________________________________      ____________________________
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)




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

AT APRIL 21, 1998, 20,485,050 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

                           STILLWATER MINING COMPANY

                                   FORM 10-Q

                          QUARTER ENDED MARCH 31, 1998

                                     INDEX


PART I - FINANCIAL INFORMATION

                                                                    PAGE
                                                                    ----
     ITEM 1.........  FINANCIAL STATEMENTS.........................   3

     ITEM 2.........  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS   9

PART II - OTHER INFORMATION

     ITEM 1.........  LEGAL PROCEEDINGS............................  12

     ITEM 2.........  CHANGES IN SECURITIES........................  12

     ITEM 3.........  DEFAULTS UPON SENIOR SECURITIES..............  12

     ITEM 4.........  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS......................................  12

     ITEM 5.........  OTHER INFORMATION............................  12

     ITEM 6.........  EXHIBITS AND REPORTS ON FORM 8-K.............  12

SIGNATURES            .............................................  13

                        PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

STILLWATER MINING COMPANY
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share amounts)

                                                (Unaudited)
                                                 MARCH 31,          December 31,
                                                   1998                 1997
                                               -------------       -------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                 $    4,260          $     4,191
     Short-term investments                        11,769               13,468
     Inventories                                    7,355                7,380
     Accounts receivable                            9,204                6,926
     Other current assets                           1,607                1,349
     Deferred income taxes                          1,989                1,989
                                               -------------       -------------
       Total current assets                        36,184               35,303
                                               -------------       -------------
  PROPERTY, PLANT AND EQUIPMENT, NET              194,737              191,254
  OTHER NONCURRENT ASSETS                           2,566                2,662
                                               -------------       -------------

Total assets                                   $  233,487          $   229,219
                                               =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
     Current portion of long-term debt
       and capital lease obligations           $    2,120           $    1,982
     Accounts payable                               3,281                2,709
     Accrued payroll and benefits                   2,062                1,972
     Property, production and franchise
       taxes payable                                4,156                3,682
     Other current liabilities                      2,615                1,904
                                               -------------       -------------
       Total current liabilities                   14,234               12,249
                                               -------------       -------------

  LONG-TERM LIABILITIES
     Long-term debt and capital lease
       obligations                                 60,920               61,513
     Other noncurrent liabilities                   3,042                2,283
     Deferred income taxes                         12,398               11,782
                                               -------------       -------------
  Total liabilities                                90,594               87,827
                                               -------------       -------------

  SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value,
       1,000,000 shares authorized,
       none issued                                     --                   --
     Common stock, $.01 par value,
       50,000,000 shares authorized,
       20,425,513 and 20,377,623
       issued and outstanding                         204                  204
     Paid-in capital                              141,710              141,193
     Accumulated earnings (deficit)                   979                   (5)
                                               -------------       -------------
  Total shareholders' equity                      142,893              141,392
                                               -------------       -------------

Total liabilities and shareholders' equity     $  233,487          $   229,219
                                               =============       =============



                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)
                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                               ---------------------------------
                                                   1998                 1997
                                               -------------       -------------

REVENUES                                       $   21,513          $    16,003

COSTS AND EXPENSES
   Cost of metals sold                             15,604               16,191
   Depreciation and amortization                    2,814                2,780
                                               -------------       -------------
      Total cost of sales                          18,418               18,971

   General and administrative expense                 723                  333
                                               -------------       -------------
      Total costs and expenses                     19,141               19,304
                                               -------------       -------------

OPERATING INCOME (LOSS)                             2,372               (3,301)

Other income (expense)
   Interest income                                    256                  250
   Interest expense, net of capitalized
     interest of $222 and $742                     (1,028)                (509)
                                               -------------       -------------
INCOME (LOSS) BEFORE INCOME TAXES                   1,600               (3,560)

INCOME TAX (PROVISION) BENEFIT                       (616)               1,370
                                               -------------       -------------

NET INCOME (LOSS)                              $      984          $    (2,190)
                                               =============       =============

NET INCOME (LOSS) PER SHARE
   Basic and diluted earnings per share        $     0.05          $     (0.11)
                                               =============       =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                           20,383               20,171
   Diluted                                         20,672               20,171


               See notes to consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                               ---------------------------------
                                                    1998                1997
                                               -------------       -------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES (NOTE 6)                          $    4,605          $    (8,221)
                                               -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, including capitalized
    interest                                       (6,297)              (7,431)
  Purchase of short-term investments               (2,129)                  --
  Proceeds from maturity of short-term              3,828                6,403
    investments
  Proceeds from sale of assets                         --                   60
                                               -------------       -------------
NET CASH USED IN INVESTING ACTIVITIES              (4,598)                (968)
                                               -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                            517                  791
  Payments on long-term debt and capital
    lease obligations                                (455)                (303)
  Proceeds from capital lease                          --                  855
                                               -------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              62                1,343
                                               -------------       -------------

CASH AND CASH EQUIVALENTS
  Net increase (decrease)                              69               (7,846)
  Balance at beginning of period                    4,191               16,389
                                               -------------       -------------
BALANCE AT END OF PERIOD                       $    4,260          $     8,543
                                               =============       =============





                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 - GENERAL

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Stillwater Mining Company (the "Company") Form 10-K for the year ended December 31, 1997.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


      RECLASSIFICATIONS

      Certain amounts in the accompanying consolidated financial statements for 1997 have been reclassified to conform to the classifications used in 1998.

      COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and display of comprehensive income and its components. The effect of adopting SFAS No. 130 was not material for any of the periods presented.



NOTE 3 - INVENTORIES

Inventories consisted of the following (in thousands):

                                                    (Unaudited)
                                                      MARCH 31,                   December 31,
                                                       1998                           1997
                                                 ------------------            -----------------
Raw ore                                          $         315                 $        460
Concentrate and in-process                               3,586                        3,604
                                                 ------------------            -----------------
Metals inventory                                         3,901                        4,064
Materials and supplies                                   3,454                        3,316
                                                 ------------------            -----------------
                                                  $      7,355                 $      7,380
                                                 ==================            =================

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 4 - PRECIOUS METALS HEDGING CONTRACTS


  Precious metals hedging contracts at March 31, 1998, consist of spot deferred forward sales contracts, which require the future delivery of metals at a specific price. The realization of revenue pursuant to these contracts is dependent upon the counterparties' performance in accordance with the terms of the contracts. The Company anticipates all counterparties will meet their obligations under the contracts.

  At March 31, 1998, the Company's outstanding hedge contracts were as follows:


                                                1998
                              -----------------------------------------
                                    Hedged            Average Price per
                                    Ounces                  Ounce
                              ------------------------------------------
PALLADIUM                          157,120                   $138
PLATINUM                             3,855                   $369



  The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for palladium and platinum exceed the Company's hedge contract prices and their credit lines.


NOTE 5 - EARNINGS PER SHARE


  In 1997, the Company adopted SFAS No. 128, Earnings per Share. All prior period earnings per share data presented have been restated to conform to the provisions of this Statement.

  Outstanding options to purchase 856,849 and 0 shares of common stock were included in the computation of diluted earnings per share for the three-month period ended March 31, 1998 and 1997, respectively. Outstanding options to purchase 446,575 and 1,127,975 shares of common stock were excluded from the computation of diluted earnings per share for the three-month period ended March 31, 1998 and 1997, respectively, because to do so would have been antidilutive using the treasury stock method.

   In addition, 1.9 million shares of common stock issuable under the terms of the Company's Convertible Subordinated Notes were excluded from the computation of diluted earnings per share for the three-month period ended March 31, 1998 and 1997, because to do so would have been antidilutive.

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 6 - CASH FLOW INFORMATION

Reconciliation of net income (loss) to net cash provided (used in) operating activities is as follows (in thousands):


Three months ended March 31,                                  1998      1997
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $   984   $(2,190)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Depreciation and amortization                             2,814     2,780
   Deferred income taxes                                       616    (1,370)
   Other                                                        --       (30)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Decrease in inventories                                      25     1,594
   Increase in accounts receivable                          (2,278)   (5,285)
   Decrease (increase) in other current assets                (258)       37
   Decrease in other noncurrent assets                          96        96
   Increase (decrease) in accounts payable                     572    (1,830)
   Increase (decrease) in other current liabilities          1,275    (2,742)
   Increase in noncurrent liabilities                          759       719
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        $ 4,605   $(8,221)
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



STILLWATER MINING COMPANY
KEY FACTORS
(Unaudited)


                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                  ------------------------------

                                                     1998                 1997
                                                  ---------            ---------
OUNCES PRODUCED
  Palladium (000)                                      77                   61
  Platinum (000)                                       24                   19
                                                  ---------            ---------
     Total Production                                 101                   80

TONS MINED (000)                                      165                  121

TONS MILLED (000)                                     165                  122
AVERAGE MILL GRADE (OPT)                             0.68                 0.74
MILL RECOVERY (%)                                      91                   87

CASH COSTS PER TON MILLED (1)                     $    94              $   121

CASH COSTS PER OUNCE PRODUCED (1)                 $   153              $   184
 Depreciation and Amortization                         28                   35
                                                  ---------            ---------
     Total Costs per Ounce Produced (1)           $   181              $   219

OUNCES SOLD
  Palladium (000)                                      74                   62
  Platinum (000)                                       23                   20
                                                  ---------            ---------
     Total Ounces Sold                                 97                   82

AVERAGE REALIZED PRICE PER OUNCE (2)
  Palladium                                       $   167              $   136
  Platinum                                        $   404              $   381
  Combined                                        $   223              $   195

AVERAGE MARKET PRICE PER OUNCE (2)
  Palladium                                       $   241              $   136
  Platinum                                        $   387              $   368
  Combined                                        $   276              $   191


(1) Cash costs of production include cash costs of mining, processing and general and administrative expenses at the mine site (including overhead, taxes other than income, royalties, and credits for metals produced other than palladium and platinum). Total costs of production include cash costs plus depreciation and amortization. Income taxes and interest income and expense are not included in either total or cash costs per ounce produced.



(2) Stillwater Mining reports a combined average realized price of palladium and platinum at the same ratio as ounces are produced from the Base Metals Refinery, i.e. 3.2:1. The same ratio is applied to the average market price.

  This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include comments regarding anticipated capital expenditures and sources of financing for capital expenditures. In addition to factors discussed below, the factors that could cause actual results to differ materially include, but are not limited to, the following: supply and demand of palladium and platinum, unexpected events during expansion, fluctuations in ore grade, tons mined, crushed or milled, variations in smelter of refinery operation, amounts and prices of the Company's forward metals sales and geological, technical, permitting, mining or processing issues. For a more detailed description of risks attendant to the business and operations of Stillwater and to the mining industry in general, please see the Company's other SEC filings, in particular the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.



RESULTS OF OPERATIONS


  Revenues
  --------

  Revenues for the first quarter of 1998 increased $5.5 million, or 34%, to $21.5 million compared to $16.0 million in the first quarter of 1997. The increase in revenue was due to an 18% increase in the quantity of metal sold combined with a 14% increase in the average realized price per ounce of palladium and platinum.

  During the first quarter of 1998, the Company sold 74,000 ounces of palladium and 23,000 ounces of platinum, respectively, at average realized prices of $167 and $404, respectively, compared with sales of 62,000 ounces of palladium and 20,000 ounces of platinum, respectively, at average realized prices of $136 and $381 in the prior year's comparable period. During the first quarter of 1998, the average market prices of palladium and platinum were $241 and $387, respectively. As a result of hedge contracts that were entered into in 1997, the Company realized $5.1 million less revenue in the first quarter of 1998 than would have been realized if metal had been delivered at prevailing market prices. During the first quarter of 1998, the Company increased production 26% to 77,000 ounces of palladium and 24,000 ounces of platinum compared with production of 61,000 ounces of palladium and 19,000 ounces of platinum in the first quarter of 1997.

  Costs
  -----

  Cost of metals sold decreased by $0.6 million, or 4%, from $16.2 million in the first quarter of 1997 to $15.6 million in the first quarter of 1998. The cash cost per ounce produced decreased 17% from $184 in the first quarter of 1997 to $153 in 1998. The decrease in costs is the result of operating efficiencies that have occurred as a result of completion of an expansion at the Stillwater Mine. During 1997, the facility increased production capacity from 1,200 tons per day to 2,000 tons per day. In addition, materials handling and processing efficiencies were realized upon commissioning of the production shaft in June 1997 and upgrades to the grinding and flotation circuits in the concentrator.

  Operating Income
  ----------------

  As a result of the increase in revenues and the decrease in operating costs discussed above, operating income in the first quarter of 1998 increased by $5.7 million to $2.4 million compared with an operating loss of $3.3 million in the comparable period of 1997.

  Other Income (Expense)
  ----------------------


  During the first quarter of 1998, interest expense increased by $0.5 million to $1.0 million compared with $0.5 million in the first quarter of 1997. The increase in interest expense is due to the fact that capitalized interest expense decreased from $0.7 million in the first quarter of 1997 to $0.2 million in the first quarter of 1998, since the expansion of the Stillwater Mine was substantially completed in the first half of 1997.

  Net Income
  ----------

  The Company's income before income taxes amounted to $1.6 million in the first quarter of 1998 compared to a loss before income taxes of $3.6 million in the first quarter of 1997. In the first quarter of 1998, the Company provided for $0.6 million of income taxes compared to a recorded benefit of $1.4 million in the first quarter of 1997. The Company has provided for deferred income taxes at the statutory rate of 38.5%; however, as a result of approximately $46.6 million of operating loss carryforwards the Company will not be required to fund any income tax liability until future years. As a result, the Company reports net income of $1.0 million, or $0.05 per basic and diluted share in the first quarter of 1998, compared to a net loss of $2.2 million, or $0.11 per basic and diluted share in the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital at March 31, 1998 was $22.0 million compared to $23.1 million at December 31, 1997. The ratio of current assets to current liabilities was 2.54 to 1 at March 31, 1998, compared to 2.88 at December 31, 1997.

  Net cash provided by operating activities in the first quarter of 1998 was $4.6 million compared to net cash used in operating activities of $8.2 million in the first quarter of 1997. The increase in operating cash flow of $12.8 million in 1998 is primarily attributable to an increase in the Company's net income of $3.2 million, an increase in the provision for deferred taxes of $2.0 million and a change in the net operating assets and liabilities of $7.6 million.

  In the first quarter of 1998 the Company used $4.6 million in investing activities compared to $1.0 million used in investing activities in the first quarter of 1997. The increase is primarily due to a decrease in the net proceeds from maturing short-term investments of $4.7 million in the first quarter of 1998 compared to the first quarter of 1997. During the first quarter of 1998, financing activities provided $0.1 million of net cash compared to $1.3 million in the first quarter of 1997. The decrease is primarily attributable to $0.9 million of capital leases completed in the first quarter of 1997. As a result of the above, cash and cash equivalents increased by $0.1 million in the first quarter of 1998 compared with a decrease of $7.8 million in the comparable period of 1997.

  During the remainder of 1998, the Company expects to invest approximately $35.6 million in various capital investment programs which may be funded by operating cash flow, the Company's existing working capital and, if required, lease financing or short-term borrowings. The Company is evaluating various plans to expand production at the facility. Dependent on the outcome of such studies, the level of capital expenditures may vary in future periods.

  The Company has established an unsecured working capital line of credit with NM Rothschild and Sons, Ltd., with a maximum borrowing capacity of $15 million, which expires on April 30, 1999. As of March 31, 1998, there were no borrowings against this credit line, and the Company could borrow up to $11.1 million based upon quarterly borrowing calculations under the terms of the agreement.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         During the period covered by this report, there were no legal proceedings instituted that are reportable.


Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits:

         10.17 Employment agreement between James A. Sabala and the Company dated April 1, 1998.

         (b) Reports on Form 8-K:

         None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                                  STILLWATER MINING COMPANY
                                            (Registrant)



Date:  April 29, 1998             By: /s/ William E. Nettles
                                     ____________________________________
                                     William E. Nettles
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer)


Date:  April 29, 1998             By: /s/ James A. Sabala
                                     ____________________________________
                                     James A. Sabala
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)