Form 10-Q
period 1998-06-30
STILLWATER MINING CO /DE/
filed 1998-07-20
CIK 931948

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                                      OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-25090
                                                -------

                           STILLWATER MINING COMPANY
                           -------------------------
            (Exact name of registrant as specified in its charter)



               DELAWARE                                 81-0480654
____________________________________        ____________________________________
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)



   717 17TH STREET, SUITE 1480
        DENVER, COLORADO                                     80202
____________________________________        ____________________________________
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


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

AT JULY 13, 1998, 20,485,050 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

                           STILLWATER MINING COMPANY

                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 1998

                                     INDEX


PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----


             ITEM 1.          FINANCIAL STATEMENTS.........................   3

             ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION AND RESULTS OF OPERATIONS   9

PART II - OTHER INFORMATION

             ITEM 1.          LEGAL PROCEEDINGS............................  13

             ITEM 2.          CHANGES IN SECURITIES........................  13

             ITEM 3.          DEFAULTS UPON SENIOR SECURITIES..............  13

             ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                               HOLDERS.....................................  13

             ITEM 5.          OTHER INFORMATION............................  13

             ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.............  13

SIGNATURES                    .............................................  15

                         PART I  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

STILLWATER MINING COMPANY
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share amounts)


                                                          (Unaudited)
                                                           June 30,           December 31,
                                                             1998                1997
                                                      ----------------     ----------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                          $     8,346          $     4,191
     Short-term investments                                   7,047               13,468
     Inventories                                              7,721                7,380
     Accounts receivable                                      8,926                6,926
     Other current assets                                     1,545                1,349
     Deferred income taxes                                    1,989                1,989
                                                      ----------------     ----------------
       Total current assets                                  35,574               35,303

  PROPERTY, PLANT AND EQUIPMENT, NET                        201,592              191,254
  OTHER NONCURRENT ASSETS                                     2,529                2,662
                                                      ----------------     ----------------

Total assets                                            $   239,695          $   229,219
                                                      ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
     Current portion of long-term debt
       and capital lease obligations                    $     2,083          $     1,982
     Accounts payable                                         3,760                2,709
     Accrued payroll and benefits                             2,784                1,972
     Property, production and franchise taxes payable         2,762                3,682
     Other current liabilities                                1,996                1,904
                                                      ----------------     ----------------
       Total current liabilities                             13,385               12,249

  LONG-TERM LIABILITIES
     Long-term debt and capital lease obligations            60,491               61,513
     Other noncurrent liabilities                             3,405                2,283
     Deferred income taxes                                   14,314               11,782
                                                      ----------------     ----------------
  Total liabilities                                          91,595               87,827
                                                      ----------------     ----------------

  SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000 shares
       authorized, none issued                                   --                   --
     Common stock, $.01 par value, 50,000,000 shares
       authorized, 20,583,017 and 20,377,623
       issued and outstanding                                   206                  204
     Paid-in capital                                        143,854              141,193
     Accumulated earnings (deficit)                           4,040                   (5)
                                                      ----------------     ----------------

  Total shareholders' equity                                148,100              141,392
                                                      ----------------     ----------------

Total liabilities and shareholders' equity              $   239,695          $   229,219
                                                      ================     ================

                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)


                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      JUNE 30,                          JUNE 30,
                                          ------------------------------    -------------------------------
                                               1998             1997             1998              1997
                                          ---------------    -----------    ---------------    ------------
REVENUES                                    $    26,523       $   22,292      $     48,036      $   38,295

COSTS AND EXPENSES
 Cost of metals sold                             16,953           18,303            32,557          34,472
 Depreciation and amortization                    2,935            2,941             5,749           5,721
                                          ---------------    -----------    ---------------    ------------
   Total cost of sales                           19,888           21,244            38,306          40,193

 General administrative expense and other         1,038            1,002             1,761           1,356
                                          ---------------    -----------    ---------------    ------------
   Total costs and expenses                      20,926           22,246            40,067          41,549
                                          ---------------    -----------    ---------------    ------------

OPERATING INCOME (LOSS)                           5,597               46             7,969          (3,254)

OTHER INCOME (EXPENSE)
 Interest income                                    257              277               513             527
 Interest expense, net of capitalized
  interest of $354, $0, $576, and $742             (877)          (1,427)           (1,905)         (1,936)
                                          ---------------    -----------    ---------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                  4,977          (1,104)            6,577          (4,663)

INCOME TAX (PROVISION) BENEFIT                    (1,916)            425            (2,532)          1,795
                                          ---------------    -----------    ---------------    ------------

NET INCOME (LOSS)                           $      3,061      $     (679)     $      4,045      $   (2,868)
                                          ===============    ===========    ===============    ============

NET INCOME (LOSS) PER SHARE
 Basic and diluted earnings per share       $       0.15      $    (0.03)     $       0.20      $    (0.14)
                                          ===============    ===========    ===============    ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
        Basic                                     20,483          20,278            20,454          20,225
        Diluted                                   20,889          20,278            20,735          20,225

                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                      -----------------------------------
                                                             1998              1997
                                                      ----------------   ----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $    12,101        $     (8,186)
(NOTE 6)                                              ----------------   ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                       (16,109)            (10,071)
  Purchase of short-term investments                          (2,256)             (8,170)
  Proceeds from maturity of short-term investments             8,677              12,177
                                                      ----------------   ----------------
NET CASH USED IN INVESTING ACTIVITIES                         (9,688)             (6,064)
                                                      ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                     2,663               1,496
  Payments on long-term debt and capital lease
     obligations                                                (921)               (661)
  Proceeds from capital lease                                     --                 855
                                                      ----------------   ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,742               1,690
                                                      ----------------   ----------------
CASH AND CASH EQUIVALENTS
  Net increase (decrease)                                      4,155             (12,560)
  Balance at beginning of period                               4,191              16,389
                                                      ----------------   ----------------
  BALANCE AT END OF PERIOD                               $     8,346        $      3,829
                                                      ================   ================

                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - GENERAL


      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Stillwater Mining Company (the "Company") Form 10-K for the year ended December 31, 1997.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


      RECLASSIFICATIONS

      Certain amounts in the accompanying consolidated financial statements for 1997 have been reclassified to conform to the classifications used in 1998.

      ACCOUNTING STANDARDS

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and displaying comprehensive income and its components. The effect of adopting SFAS No. 130 was not material for any of the periods presented.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for the fiscal quarter beginning January 1, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. Based upon the Company's current hedging practices, it does not appear that the effect of adopting SFAS No. 133 will have a material effect on the Company's accounting for these activities. However, upon adoption the Company will report a statement of comprehensive income displaying the effects of the forecasted transactions.

      Additionally in June 1998, the FASB issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 is effective for fiscal year 1999 and requires that the costs of start-up activities, including organization costs, be expensed as incurred. The Company has yet to determine the effect of this guidance on the Company's accounting.



NOTE 3 - INVENTORIES


Inventories consisted of the following (in thousands):


                                                       (Unaudited)
                                                        JUNE 30,                   December 31,
                                                          1998                        1997
                                                 ---------------------         ----------------------
Raw ore                                            $          492                 $        460
Concentrate and in-process                                  3,889                        3,604
                                                 ---------------------         ----------------------
Metals inventory                                            4,381                        4,064
Materials and supplies                                      3,340                        3,316
                                                 ---------------------         ----------------------
                                                    $       7,721                 $      7,380
                                                 =====================         ======================

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 4 - PRECIOUS METALS HEDGING CONTRACTS


  Precious metals hedging contracts at June 30, 1998, consist of spot deferred forward sales contracts, which require the future delivery of metals at a specific price. The realization of revenue pursuant to these contracts is dependent upon the counterparties' performance in accordance with the terms of the contracts. The Company anticipates all counterparties will meet their obligations under the contracts.

  At June 30, 1998, the Company's outstanding hedge contracts are as follows:


                                       1998                                 1999
                        ----------------------------------    -----------------------------------
                              HEDGED        AVERAGE PRICE           HEDGED        AVERAGE PRICE
                              OUNCES          PER OUNCE             OUNCES          PER OUNCE
                        ----------------------------------    -----------------------------------
PALLADIUM                      87,069             $133                  -                  -
PLATINUM                       11,142             $387              4,000               $399

          The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for palladium and platinum exceed the Company's hedge contract prices and its credit lines.



NOTE 5 - EARNINGS PER SHARE


          In 1997, the Company adopted SFAS No. 128, Earnings per Share. All prior period earnings per share data presented have been restated to conform to the provisions of this Statement.

     Outstanding options to purchase 1,239,115 and -0- shares of common stock were included in the computation of diluted earnings per share for the three month periods ended June 30, 1998 and 1997, respectively. Outstanding options to purchase 92,000 and 1,134,884 shares of common stock were excluded from the computation of diluted earnings per share for the three month periods ended June 30, 1998 and 1997, respectively, because to do so would have been antidilutive using the treasury stock method.

          Outstanding options to purchase 938,965 and -0- shares of common stock were included in the computation of diluted earnings per share for the six month periods ended June 30, 1998 and 1997, respectively. Outstanding options to purchase 392,150 and 1,134,884 shares of common stock were excluded from the computation of diluted earnings per share for the six month periods ended June 30, 1998 and 1997, respectively, because to do so would have been antidilutive using the treasury stock method.

          In addition, 1.9 million shares of common stock issuable under the terms of the Company's Convertible Subordinated Notes were excluded from the computation of diluted earnings per share for the six month and three month periods ended June 30, 1998 and 1997, because to do so would have been antidilutive.

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



NOTE 6 - CASH FLOW INFORMATION



Reconciliation of net income (loss) to net cash provided by (used in) operating activities is as follows (in thousands):



Six months ended June 30,                                     1998      1997
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                           $ 4,045   $(2,868)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating activities:
   Depreciation and amortization                              5,749     5,721
   Deferred income taxes                                      2,532    (1,795)
   Other                                                         22       575
Changes in operating assets and liabilities:
   Decrease (increase) in inventories                          (341)    5,061
   Increase in accounts receivable                           (2,000)  (10,389)
   Increase in other current assets                            (196)   (3,640)
   Decrease in other noncurrent assets                          133       192
   Increase (decrease) in accounts payable                    1,051    (2,969)
   Increase (decrease) in other current liabilities             (16)    1,886
   Increase in noncurrent liabilities                         1,122        40
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         $12,101   $(8,186)
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



STILLWATER MINING COMPANY
KEY FACTORS
(Unaudited)

                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                  JUNE 30,                             JUNE 30,
                                       -----------------------------        -----------------------------
                                            1998             1997                1998             1997
                                       -------------      ----------        -------------      ----------
OUNCES PRODUCED
  Palladium (000)                            91               60                 168               120
  Platinum (000)                             29               18                  52                37
                                       -------------      ----------        -------------      ----------
     Total                                  120               78                 220               157

TONS MINED (000)                            183              134                 347               255

TONS MILLED (000)                           182              134                 346               255
AVERAGE MILL GRADE (OPT)                   0.72             0.68                0.70              0.70
MILL RECOVERY (%)                            92               87                  92                87

CASH COSTS PER OUNCE PRODUCED(1)           $147             $189                $150              $186
Depreciation and amortization                24               38                  26                37
                                       -------------      ----------        -------------      ----------
     Total costs per ounce produced(1)     $171             $227                $176              $223

OUNCES SOLD
  Palladium (000)                            91               73                 164               135
  Platinum   (000)                           27               23                  50                43
                                       -------------      ----------        -------------      ----------
     Total                                  118               96                 214               178

AVERAGE REALIZED PRICE PER OUNCE
  Palladium                                $179             $177                $174              $158
  Platinum                                 $380             $408                $391              $394
  Combined (2)                             $225             $232                $224              $215

AVERAGE MARKET PRICE PER OUNCE
  Palladium                                $321             $175                $281              $155
  Platinum                                 $386             $397                $386              $383
  Combined (2)                             $326             $227                $297              $208

(1) Cash costs of production include cash costs of mining, processing and administrative expenses at the mine site (including overhead, taxes other than income, royalties, and credits for metals produced other than palladium and platinum). Total costs of production include cash costs plus depreciation and amortization. Income taxes, general and administrative expense and interest income and expense are not included in either total or cash costs of production.

(2) Stillwater Mining reports a combined realized price of palladium and platinum at the same ratio as ounces are produced from the base metals refinery. The same ratio is applied to the combined average market price.

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include comments regarding anticipated capital expenditures and sources of financing for capital expenditures. In addition to factors discussed below, the factors that could cause actual results to differ materially include, but are not limited to, the following: supply and demand of palladium and platinum; unexpected events during facility expansion; fluctuations in ore grade, tons mined, crushed or milled; variations in smelter or refinery operation; amounts and prices of the Company's forward metals sales, and geological, technical, permitting, mining or processing issues. For a more detailed description of risks attendant to the business and operations of Stillwater and to the mining industry in general, please see the Company's other SEC filings, in particular the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.



RESULTS OF OPERATIONS

Three months ended June 30, 1998 compared to three months ended June 30, 1997
-----------------------------------------------------------------------------

     Revenues
     --------


     Revenues for the second quarter of 1998 increased $4.2 million, or 19%, to $26.5 million compared to $22.3 million in the second quarter of 1997. The increase in revenue was primarily due to a 23% increase in the quantity of metal sold. The increase was partially offset by a 7% decrease in the average realized price per ounce of platinum.

     During the second quarter of 1998, the Company sold 91,000 ounces of palladium and 27,000 ounces of platinum, at average realized prices of $179 and $380, respectively, compared with sales of 73,000 ounces of palladium and 23,000 ounces of platinum, at average realized prices of $177 and $408, respectively, in the prior year's comparable period. During the second quarter of 1998, the average market prices of palladium and platinum were $321 and $386, respectively. As a result of hedge contracts that were entered into in 1997, the Company realized $11.9 million less revenue in the second quarter of 1998 than would have been realized if metal had been delivered at prevailing average market prices. During the second quarter of 1998, the Company increased production 54% to 91,000 ounces of palladium and 29,000 ounces of platinum compared with production of 60,000 ounces of palladium and 18,000 ounces of platinum in the second quarter of 1997.


     Costs and Expenses
     ------------------

     Cost of metals sold decreased by $1.3 million, or 7%, from $18.3 million in the second quarter of 1997 to $17.0 million in the second quarter of 1998. The cash costs per ounce produced decreased 22% from $189 in the second quarter of 1997 to $147 in 1998. The decrease in costs is the result of operating efficiencies that have occurred as a result of completion of an expansion at the Stillwater Mine. During 1997, the facility increased production capacity from 1,200 tons per day in the first quarter of 1997 to 2,000 tons per day in the fourth quarter of 1997. In addition, materials handling and processing efficiencies were realized upon commissioning of the production shaft in June 1997. In addition, mill recovery increased from 87% in the second quarter of 1997 to 92% in the second quarter of 1998, as a result of operational efficiencies.


     Operating Income
     ----------------

     As a result of the increase in revenues and the decrease in operating costs discussed above, operating income in the second quarter of 1998 increased to $5.6 million compared with operating income of $46,000 in the comparable period of 1997.

     Other Income (Expense)
     ----------------------

     During the second quarter of 1998, net interest expense decreased by $0.5 million to $0.9 million compared with $1.4 million in the second quarter of 1997. The decrease in net interest expense is due to the fact that no interest was capitalized in second quarter of 1997, since the expansion of the Stillwater Mine was substantially completed in the first quarter of 1997. Interest expense of $0.4 million was capitalized in the second quarter of 1998.

     Net Income
     ----------

     The Company's income before income taxes amounted to $5.0 million in the second quarter of 1998 compared to a loss before income taxes of $1.1 million in the second quarter of 1997. In the second quarter of 1998, the Company provided for $1.9 million of income taxes compared to a recorded benefit of $0.4 million in the second quarter of 1997. The Company has provided for deferred income taxes at the statutory rate of 38.5%; however, as a result of approximately $46.6 million of operating loss carryforwards the Company will not be required to fund any material income tax liability until future years. As a result, the Company reports net income of $3.1 million, or $ 0.15 per basic and diluted share in the second quarter of 1998, compared to a net loss of $0.7 million, or $0.03 per basic and diluted share in the second quarter of 1997.


RESULTS OF OPERATIONS

Six months ended June 30, 1998 compared to six months ended June 30, 1997
-------------------------------------------------------------------------


     Revenues
     --------

     Revenues for the first half of 1998 increased $9.7 million, or 25%, to $48.0 million compared to $38.3 million in the first half of 1997. The increase in revenue was primarily due to a 20% increase in the quantity of metal sold combined with a 10% increase in the average realized price per ounce of palladium.

     During the first half of 1998, the Company sold 164,000 ounces of palladium and 50,000 ounces of platinum at average realized prices of $174 and $391, respectively, compared with sales of 135,000 ounces of palladium and 43,000 ounces of platinum at average realized prices of $158 and $394, respectively, in the prior year's comparable period. During the first half of 1998, the average market prices of palladium and platinum were $281 and $386, respectively. As a result of hedge contracts that were entered into in 1997, the Company realized $15.6 million less revenue in the first half of 1998 than would have been realized if metal had been delivered at prevailing average market prices. In the comparable period of 1997, a hedging gain of $1.2 million resulted.

     During the first half of 1998, the Company increased production 40% to 168,000 ounces of palladium and 52,000 ounces of platinum compared with production of 120,000 ounces of palladium and 37,000 ounces of platinum in the first half of 1997.


     Costs and Expenses
     ------------------

     Cost of metals sold decreased by $1.9 million, from $34.5 million in the first half of 1997 to $32.6 million in the first half of 1998. The cash costs per ounce produced decreased 19% from $186 in the first half of 1997 to $150 in 1998. The decrease in costs is the result of operating efficiencies that have occurred as a result of completion of an expansion at the Stillwater Mine. During 1997, the facility increased production capacity from 1,200 tons per day in the first quarter of 1997 to 2,000 tons per day in the fourth quarter of 1997. In addition, materials handling and processing efficiencies were realized upon commissioning of the production shaft in June 1997. In addition, the mill recovery increased from 87% in the first half of 1997 to 92% in the first half of 1998.

     Operating Income
     ----------------

     As a result of the increase in revenues and the decrease in operating costs discussed above, operating income in the first half of 1998 increased by $11.3 million to $8.0 million compared with an operating loss of $3.3 million in the comparable period of 1997.


     Net Income
     ----------

     The Company's income before income taxes amounted to $6.6 million in the first half of 1998 compared to a loss before income taxes of $4.7 million in the first half of 1997. In the first half of 1998, the Company provided for $2.5 million of income taxes compared to a recorded benefit of $1.8 million in the first half of 1997. The Company has provided for deferred income taxes at the statutory rate of 38.5%; however, as a result of approximately $46.6 million of operating loss carryforwards the Company will not be required to fund any material income tax liability until future years. As a result, the Company reports net income of $4.0 million, or $0.20 per basic and diluted share in the first half of 1998, compared to a net loss of $2.9 million, or $0.14 per basic and diluted share in the first half of 1997.



LIQUIDITY AND CAPITAL RESOURCES


     The Company's working capital at June 30, 1998 was $22.2 million compared to $23.1 million at December 31, 1997. The ratio of current assets to current liabilities was 2.66 at June 30, 1998, compared to 2.88 at December 31, 1997.

     Net cash provided by operating activities for the first half of 1998 was $12.1 million compared to net cash used of $8.2 million in the first half of 1997. The $20.3 million increase in operating cash flow in 1998 is primarily attributable to an increase in the Company's net income of $6.9 million, an increase in the provision for deferred income taxes of $4.3 million and a change in the net operating assets and liabilities of $9.6 million.

     A total of $9.7 million of net cash was used in investing activities in the first half of 1998 compared to $6.1 million in the first half of 1997. The increased usage is primarily due to an increase in capital expenditures, as a result of the increased development at the East Boulder Project. The Company's financing activities provided $1.7 million in net cash in the first half of 1998 and 1997. As a result of the above, cash and cash equivalents increased by $4.2 million in the first half of 1998 compared with a decrease of $12.6 million in the comparable period of 1997.

     During the remainder of 1998, the Company expects to invest approximately $39.5 million in various capital investment programs which may be funded by operating cash flow, the Company's existing working capital and, if required, lease financing or short-term borrowings. The Company is evaluating various plans to expand production at the facility. Dependent on the outcome of such studies, the level of capital expenditures and the source of funding may vary in future periods.

     The Company has established an unsecured working capital line of credit with NM Rothschild and Sons, Ltd., with a maximum borrowing capacity of $15 million, which expires on April 30, 1999. As of June 30, 1998, there were no borrowings against this credit line, and the Company could borrow up to $11.9 million based upon quarterly borrowing calculations under the terms of the agreement.

                           PART II  OTHER INFORMATION


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

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------


         (a) The annual meeting of stockholders was held on May 15, 1998.

         (b) The following individuals were elected to continue as Directors at the meeting:

          Ray W. Ballmer
          Douglas D. Donald
          John W. Eschenlohr
          Lawrence M. Glaser
          John P. Ingersoll
          William E. Nettles
          Ted Schwinden
          Peter Steen

         (c) Set forth below are the votes cast for the election of Directors:


                                              FOR (*)            WITHHELD
                                        ----------------     ----------------
         Ray W. Ballmer                   15,872,898             43,009
         Douglas D. Donald                15,871,362             44,545
         John W. Eschenlohr               15,865,178             50,729
         Lawrence M. Glaser               15,876,836             39,071
         John P. Ingersoll                15,868,578             47,329
         William E. Nettles               15,879,103             36,804
         Ted Schwinden                    15,867,098             48,809
         Peter Steen                      15,863,548             52,359



         Stockholders were asked to amend and restate the Company's 1994 Stock Option Plan to authorize an additional one million shares of stock to be made available for issuance under the plan. Votes cast in favor were 12,156,153 representing approximately 76% of the shares entitled to vote, against were 3,667,151, and abstaining were 92,603.

         Additionally, stockholders were asked to ratify the appointment of Pricewaterhouse Coopers LLP as the Company's independent accountants for the fiscal year ending December 31, 1998. Votes cast in favor were 15,679,421 representing approximately 99% of the shares entitled to vote, against were 17,210, and abstaining were 219,276.

         * Stockholders have cumulative voting rights in connection with the election of Directors.

         (d)  None



Item 5.  Other Information
         -----------------


         On July 1, 1998, the Company filed a universal shelf registration statement on Form S-3 under the Securities Act of 1933 for an aggregate initial offering of up to $200 million of securities. The registration statement was declared effective on July 17, 1998.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

              None

         (b)  Reports on Form 8-K:

              None