Form 10-Q
period 1998-09-30
STILLWATER MINING CO /DE/
filed 1998-10-13
CIK 931948

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-25090
                                                -------

                           STILLWATER MINING COMPANY
                           -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                      81-0480654
-------------------------------            ------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)



        ONE TABOR CENTER
1200 SEVENTEENTH STREET, SUITE 900
        DENVER, COLORADO                                  80202
----------------------------------          ------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                 (303) 352-2060
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:   YES X    NO
                                        ----    ----
AT OCTOBER 6, 1998, 20,660,886 SHARES OF COMMON STOCK, $.01 PAR VALUE PER
SHARE, WERE ISSUED AND OUTSTANDING.

                           STILLWATER MINING COMPANY

                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                                PAGE
                                                                                ----
PART I - FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS..........................................   3

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................   9


PART II - OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS.............................................  16

        ITEM 2. CHANGES IN SECURITIES.........................................  16

        ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................  16

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  16

        ITEM 5. OTHER INFORMATION.............................................  16

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................  16

SIGNATURES....................................................................  18


                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
STILLWATER MINING COMPANY
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per
 share amounts)
                                                        (Unaudited)
                                                        SEPTEMBER 30,          December 31,
                                                             1998                  1997
                                                        ---------------       ---------------
ASSETS
  CURRENT ASSETS
        Cash and cash equivalents                       $     6,658           $     4,191
        Short-term investments                                   --                13,468
        Inventories                                           8,035                 7,380
        Accounts receivable                                  16,375                 6,926
        Other current assets                                  2,422                 1,349
        Deferred income taxes                                 1,989                 1,989
                                                        ---------------       ---------------
          Total current assets                               35,479                35,303

  PROPERTY, PLANT AND EQUIPMENT, NET OTHER
    NONCURRENT ASSETS                                       213,780               191,254
                                                              2,478                 2,662
                                                        ---------------       ---------------

Total assets                                            $   251,737           $   229,219
                                                        ===============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
        Current portion of long-term debt
          and capital lease obligations                 $     1,562           $     1,982
        Accounts payable                                      6,440                 2,709
        Accrued payroll and benefits                          2,116                 1,972
        Property, production and
          franchise taxes payable                             4,063                 3,682
        Other current liabilities                             4,310                 1,904
                                                        ---------------       ---------------
          Total current liabilities                          18,491                12,249


  LONG-TERM LIABILITIES
        Long-term debt and
          capital lease obligations                          60,491                61,513
        Other noncurrent liabilities                          3,536                 2,283
        Deferred income taxes                                16,686                11,782
                                                        ---------------       ---------------
  Total liabilities                                          99,204                87,827
                                                        ---------------       ---------------
  SHAREHOLDERS' EQUITY
        Preferred stock, $.01 par value,
            1,000,000 shares authorized, none issued            ---                   ---
        Common stock, $.01 par value, 50,000,000 shares
            authorized, 20,651,448 and 20,377,623
            issued and outstanding                              207                   204
        Paid-in capital                                     144,497               141,193
        Accumulated earnings (deficit)                        7,829                    (5)
                                                        ---------------       ---------------
  Total shareholders' equity                                152,533               141,392
                                                        ---------------       ---------------
Total liabilities and shareholders' equity              $   251,737           $   229,219
                                                        ===============       ===============

                See notes to consolidated financial statements


STILLWATER MINING COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)
                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                ---------------------------       -------------------------
                                                    1998           1997              1998           1997
                                                ------------    -----------       ----------    -----------
REVENUES                                        $     28,198    $    16,998       $   76,234    $    55,293

COSTS AND EXPENSES
 Cost of metals sold                                  17,178         15,540           49,698         50,549
 Depreciation and amortization                         3,049          2,876            8,814          8,606
                                                ------------    -----------       ----------    -----------
  Total cost of sales                                 20,227         18,416           58,512         59,155

 General administrative expense and other              1,314            281            3,096          1,091
                                                ------------    -----------       ----------    -----------

  Total costs and expenses                            21,541         18,697           61,608         60,246
                                                ------------    -----------       ----------    -----------
OPERATING INCOME (LOSS)                                6,657         (1,699)          14,626         (4,953)

OTHER INCOME (EXPENSE)
 Interest income                                         149            248              662            775
 Interest expense, net of capitalized interest
   of $565, $22, $1,140 and $764                        (645)        (1,256)          (2,550)        (3,192)
                                                ------------    -----------       ----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                      6,161         (2,707)          12,738         (7,370)

INCOME TAX (PROVISION) BENEFIT                        (2,371)         1,043           (4,904)         2,838
                                                ------------    -----------       ----------    -----------
NET INCOME (LOSS)                               $      3,790    $    (1,664)      $    7,834    $    (4,532)
                                                ============    ===========       ==========    ===========
BASIC AND DILUTED EARNINGS PER SHARE            $       0.18    $     (0.08)      $     0.38    $     (0.22)
                                                ============    ===========       ==========    ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING
 Basic                                                20,608        20,341            20,506         20,230
 Diluted                                              21,030        20,341            20,884         20,230



                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                        ------------------------------------
                                                                               1998                1997
                                                                        -----------------     --------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      $   18,737            $  (3,072)
   (NOTE 7)                                                             -----------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                    (40,809)             (12,596)
    Purchase of short-term investments                                       (2,256)             (10,412)
    Proceeds from maturity of short-term investments                         15,724               14,177
    Proceeds from sale/leaseback transactions                                 9,206                   --
                                                                        -----------------     --------------
NET CASH USED IN INVESTING ACTIVITIES                                       (18,135)              (8,831)
                                                                        -----------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                  3,307                1,511
    Payments on long-term debt and capital lease Obligations                 (1,442)              (1,034)
    Proceeds from capital leases                                                 --                  855
                                                                        -----------------     --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     1,865                1,332
                                                                        -----------------     --------------
CASH AND CASH EQUIVALENTS
    Net increase (decrease)                                                   2,467              (10,571)
    Balance at beginning of period                                            4,191               16,389
                                                                        -----------------     --------------
    BALANCE AT END OF PERIOD                                             $    6,658            $   5,818
                                                                        =================     ==============





                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - GENERAL

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1998 and the results of operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997. Certain amounts in the accompanying consolidated financial statements for 1997 have been reclassified to conform to the classifications used in 1998. The results of operations for the three month and nine month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 annual report on Form 10-K.


NOTE 2 - NEW ACCOUNTING STANDARDS

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and presentation of comprehensive income and its components. The effect of adopting SFAS No. 130 was not material for any of the periods presented.

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for the fiscal year beginning January 1, 2000 and establishes accounting and reporting standards for derivative instruments and
hedging activities.   The Company is currently assessing the impact of this
statement.

          Additionally in June 1998, the FASB issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 is effective for fiscal year 1999 and requires that the costs of start-up activities, including organization costs, be expensed as incurred. The Company has yet to determine the effect of this statement on the Company's financial statements.


NOTE 3 - INVENTORIES

Inventories consisted of the following (in thousands):

                                           (Unaudited)
                                          SEPTEMBER 30,          December 31,
                                              1998                   1997
                                        ----------------        --------------

Metals inventory
  Raw ore                               $       1,185           $       460
  Concentrate and in-process                    3,457                 3,604
                                        ----------------        --------------
                                                4,642                 4,064
Materials and supplies                          3,393                 3,316
                                        ----------------        --------------
                                        $       8,035           $     7,380
                                        ================        ==============

NOTE 4 - LONG-TERM DEBT

          The Company has obtained a commitment letter from The Bank of Nova Scotia for a $175 million syndicated senior secured credit facility ("the Scotiabank Credit Facility"). The facility provides for a $125 million term loan facility and a $50 million revolving credit facility. The Company expects the Scotiabank Credit Facility to bear interest at LIBOR plus 1% to 1.75% depending upon the Company's ratio of debt to operating cash flow. The Company expects to be able to draw the term loan facility down until December 31, 2000, and expects amortization to commence on March 31, 2001. The final maturity of both facilities is expected to be December 31, 2005. The Scotiabank Credit Facility is expected to be secured by substantially all of the property and assets of the Company. Lending is subject to certain conditions precedent and the loan contains typical financial and operating covenants.


NOTE 5 - SALES COMMITMENTS

          The Company may use derivative instruments to manage its exposure to market risk from changes in palladium and platinum commodity prices, interest rates or the value of its assets and liabilities. Derivative instruments which are designated as hedges must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

          As of the end of the third quarter 1998, the Company had 38,350 ounces of palladium sold forward at an average price of $150 per ounce, all to be delivered in the fourth quarter of 1998. The Company has 250 ounces of palladium sold forward for delivery in 1999 at an average price of $277 per ounce. The Company had 12,400 ounces of platinum sold forward in the fourth quarter of 1998 at an average price of $379 per ounce. In 1999, the Company has 8,500 ounces of platinum sold forward at an average price of $392 per ounce.

          The Company has entered into new long-term marketing contracts with General Motors Corporation, Ford Motor Company, Mitsubishi Corporation and KEMET Corp. The contracts cover the Company's production over the five-year period from January 1999 through December 2003. Under the contracts, the Company has committed between 90% to 100% of its palladium production. Palladium sales are priced at a slight discount to market, with a floor price averaging approximately $225 per ounce. The Company has agreed to an average maximum palladium price of approximately $400 per ounce on approximately 30% of its production. The remaining 70% of the Company's palladium production is not subject to any price cap. In addition, the Company has committed approximately 20% of its planned annual platinum production over the next five years. Platinum sales are priced at a slight discount to market, subject to an average minimum price of $350 per ounce with an average maximum price of $425 per ounce. The remaining 80% of the Company's planned annual platinum production is not committed under these contracts. Such platinum production remains available for sale at prevailing market prices or under future contracts. The marketing contracts contain termination provisions that allow the purchasers to terminate in the event the Company breaches and the breach is not cured within periods ranging from ten to thirty days of notice by the purchaser. In addition, the contracts contain force majeure provisions that allow for the suspension and, in one instance, the termination of the contract upon the occurrence of an event of force majeure.

NOTE 6 - EARNINGS PER SHARE

          In 1997, the Company adopted SFAS No. 128, "Earnings per Share." All prior period earnings per share data presented have been restated to conform to the provisions of this statement.

          Outstanding options to purchase 1,269,284 and -0- shares of common stock were included in the computation of diluted earnings per share for the three month periods ended September 30, 1998 and 1997, respectively.
Outstanding options to purchase 71,475 and 1,246,484 shares of common stock were excluded from the computation of diluted earnings per share for the three month periods ended September 30, 1998 and 1997, respectively, because to do so would have been antidilutive using the treasury stock method.

         Outstanding options to purchase 1,155,659 and -0- shares of common stock were included in the computation of diluted earnings per share for the nine month periods ended September 30, 1998 and 1997, respectively. Outstanding options to purchase 185,100 and 1,246,484 shares of common stock were excluded from the computation of diluted earnings per share for the nine month periods ended September 30, 1998 and 1997, respectively, because to do so would have been antidilutive using the treasury stock method.

         In addition, approximately 1.9 million shares of common stock issuable under the terms of the Company's 7% Convertible Subordinated Notes Due 2003 were excluded from the computation of diluted earnings per share for the three month and nine month periods ended September 30, 1998 and 1997, because to do so would have been antidilutive.


NOTE 7 - CASH FLOW INFORMATION

Reconciliation of net income (loss) to net cash provided by (used in) operating activities is as follows (in thousands):

Nine months ended September 30,                                                 1998                            1997
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $ 7,834                          $  (4,532)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
     Depreciation and amortization                                             8,814                              8,606
     Deferred income taxes                                                     4,904                             (2,838)
     Other                                                                       263                                729
Changes in operating assets and liabilities:
     Decrease (increase) in inventories                                         (655)                             4,881
     Increase in accounts receivable                                          (9,449)                            (6,015)
     Increase in other current assets                                         (1,073)                              (481)
     Decrease in other noncurrent assets                                         184                                288
     Increase (decrease) in accounts payable                                   3,731                             (2,913)
     Increase (decrease) in payables and other accrued liabilities             2,931                             (1,590)
     Increase in noncurrent liabilities                                        1,253                                793
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          $18,737                            $(3,072)
---------------------------------------------------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         OPERATING LEASE AGREEMENTS

         In September 1998, the Company completed the sale leaseback of a tunnel boring machine and miscellaneous other mining equipment. The leases are classified as operating leases for financial reporting purposes and are non-cancelable with terms of seven years. Rental expense during third quarter 1998 approximated $0.1 million. The annual rental payments during the term of the leases are approximately $1.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STILLWATER MINING COMPANY
KEY FACTORS
(Unaudited)

The following table sets forth the amounts of palladium and platinum produced and sold by the Company and the cash and total costs attributed to the mine operations during the three and nine month periods ended September 30, 1998 and 1997:

                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                          -------------------------          --------------------------
                                             1998          1997                 1998           1997
                                          ----------     ----------          -----------    -----------
OUNCES PRODUCED/(1)/
   Palladium (000)                                87             71                  255            191
   Platinum (000)                                 26             22                   78             59
                                          ----------    -----------          -----------     ----------
       Total                                     113             93                  333            250

TONS MINED                                       200            147                  547            402

TONS MILLED (000)/(2)/                           191            147                  537            402
MILL HEAD GRADE (OUNCES PER TON)/(3)/           0.66           0.72                 0.69           0.71
MILL RECOVERY (%)                                 92             89                   92             88
CASH COSTS PER TON MILLED                 $       90    $       107          $        93     $      112

OUNCES SOLD/(2)/
   Palladium (000)                                88             68                  253            203
   Platinum  (000)                                28             21                   77             64
                                         -----------    -----------          -----------     ----------
       Total                                     116             89                  330            267

CASH COSTS PER OUNCE/(4)/                $       151    $       169          $       150     $      180
Depreciation and amortization                     27             31                   27             35
                                         -----------    -----------          -----------     ----------
       Total costs per ounce
         produced/(4)/                   $       178    $       200          $       177     $      215

AVERAGE REALIZED PRICE PER OUNCE
   Palladium                             $       204    $       131          $       184     $      149
   Platinum                              $       369    $       386          $       383     $      391
   Combined /(5)/                        $       244    $       191          $       231     $      207



AVERAGE MARKET PRICE PER OUNCE
   Palladium                             $       294    $       197          $       285     $      169
   Platinum                              $       369    $       422          $       381     $      396
   Combined /(5)/                        $       312    $       250          $       305     $      223

/(1) / Ounces produced is defined as the number of ounces produced from the concentrator during the period reduced by losses expected to be incurred in subsequent smelting and refining processes.

/(2) / Tons milled represents the number of grade-bearing tons fed to the concentrator.

/(3) / Mill head grade is presented as ounces per ton of palladium and platinum combined.

/(4) / Cash costs include cash costs of mine operations, processing and administrative expenses at the mine site (including overhead, taxes other than income taxes, royalties, and credits for metals produced other than palladium and platinum). Total costs of production include cash costs plus depreciation and amortization. Income taxes, general and administrative expense and interest income and expense are not included in either total or cash costs.

/(5)/ Stillwater Mining reports a combined average realized price of palladium and platinum at the same ratio as ounces are produced from the base metals refinery. The same ratio is applied to the combined average market price.

          This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include comments regarding anticipated capital expenditures and sources of financing for capital expenditures and benefit from net operating loss carryforwards. In addition to factors discussed below, the factors that could cause actual results to differ materially include, but are not limited to, the following: supply and demand of palladium and platinum; unexpected events during facility expansion; fluctuations in ore grade, tons mined, crushed or milled; variations in smelter or refinery operation; amounts and prices of the Company's forward metals sales, and geological, technical, permitting, mining or processing issues. For a more detailed description of risks attendant to the business and operations of Stillwater and to the mining industry in general, please see the Company's other SEC filings, in particular the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

RESULTS OF OPERATIONS

Three months ended September 30, 1998 compared to three months ended September
------------------------------------------------------------------------------
30, 1997
--------

          Revenues
          --------

          Revenues for the third quarter of 1998 increased $11.2 million, or 66%, to $28.2 million compared to $17.0 million in the same period of 1997. The increase in revenue was primarily due to a 30% increase in the quantity of metal sold combined with a 56% increase in the average realized price per ounce of palladium sold.

          During the third quarter of 1998, the Company sold 88,000 ounces of palladium and 28,000 ounces of platinum at average realized prices of $204 and $369, respectively, compared with sales of 68,000 ounces of palladium and 21,000 ounces of platinum at average realized prices of $131 and $386, respectively, in the prior year's comparable period. During the third quarter of 1998, the average market prices of palladium and platinum were $294 and $369, respectively. As a result of hedge contracts that were entered into in 1997, the Company realized $7.9 million less revenue in the third quarter of 1998 than would have been realized if metal had been delivered at prevailing average market prices. In the comparable period of 1997, a hedging loss of $5.3 million resulted.

          During the third quarter of 1998, the Company increased production 22% to 87,000 ounces of palladium and 26,000 ounces of platinum compared with production of 71,000 ounces of palladium and 22,000 ounces of platinum in the third quarter of 1997.

          Costs and Expenses
          ------------------

          Total cost of sales increased by $1.8 million, or 10%, from $18.4 million in the third quarter of 1997 to $20.2 million in the third quarter of 1998. The cash costs per ounce decreased 11% from $169 in the third quarter of 1997 to $151 in 1998. The decrease in costs resulted from increased throughput and processing efficiencies achieved as a result of the completion of an expansion at the Stillwater Mine. During 1997, the facility increased production capacity from 1,200 tons per day in the first quarter of 1997 to 2,000 tons per day in the fourth quarter of 1997. In addition, the mill recovery increased from 89% in the third quarter of 1997 to 92% in the third quarter of 1998.

         Operating Income (Loss)
         -----------------------

          As a result of the increase in revenues and the decrease in operating costs discussed above, operating income in the third quarter of 1998 increased to $6.7 million compared with an operating loss of $1.7 million in the comparable period of 1997.

          Net Income (Loss)
          -----------------

          The Company's income before income taxes amounted to $6.2 million in the third quarter of 1998 compared to a loss before income taxes of $2.7 million in the third quarter of 1997. In the third quarter of 1998, the Company provided for $2.4 million of income taxes compared to a recorded tax benefit of $1.0 million in the third quarter of 1997. The Company has provided for deferred income taxes at the statutory rate of 38.5%; however, as a result of approximately $46.6 million of net operating loss carryforwards existing at December 31, 1997, the Company does not expect to incur any material cash income tax liability until future years. As a result, the Company reported net income of $3.8 million, or $0.18 per basic and diluted share in the third quarter of 1998, compared to a net loss of $1.7 million, or $0.08 per basic and diluted share in the third quarter of 1997.

RESULTS OF OPERATIONS

Nine months ended September 30, 1998 compared to nine months ended September 30,
--------------------------------------------------------------------------------
1997
----

          Revenues
          --------

          Revenues for the first nine months of 1998 increased $20.9 million, or 38%, to $76.2 million compared to $55.3 million in the same period of 1997.
The increase in revenue was primarily due to a 24% increase in the quantity of metal sold combined with a 23% increase in the average realized price per ounce of palladium sold.

          During the first nine months of 1998, the Company sold 253,000 ounces of palladium and 77,000 ounces of platinum at average realized prices of $184 and $383, respectively, compared with sales of 203,000 ounces of palladium and 64,000 ounces of platinum at average realized prices of $149 and $391, respectively, in the prior year's comparable period. During the first nine months of 1998, the average market prices of palladium and platinum were $285 and $381, respectively. As a result of hedge contracts that were entered into in 1997, the Company lost $24.4 million in revenue in the first nine months of 1998 than would have been realized if metal had been delivered at prevailing average market prices. In the comparable period of 1997, a hedging loss of $4.3 million resulted.

          As of September 30, 1998, the Company had 38,350 ounces of palladium sold forward at an average price of $150 per ounce, all to be delivered in the fourth quarter of 1998. The Company has 250 ounces of palladium sold forward for delivery in 1999 at an average price of $277 per ounce. The Company had 12,400 ounces of platinum sold forward in the fourth quarter of 1998 at an average price of $379 per ounce. In 1999, the Company has 8,500 ounces of platinum sold forward at an average price of $392 per ounce.

          During the first nine months of 1998, the Company increased production 33% to 255,000 ounces of palladium and 78,000 ounces of platinum compared with production of 191,000 ounces of palladium and 59,000 ounces of platinum in the first nine months of 1997.

          Costs and Expenses
          ------------------

          Total cost of sales decreased by $0.7 million, from $59.2 million in the first nine months of 1997 to $58.5 million in the first nine months of 1998. The cash costs per ounce produced decreased 17% from $180 in the first nine months of 1997 to $150 in the first nine months of 1998. The decrease in costs resulted from increased throughput and processing efficiencies achieved as a result of the completion of an expansion at the Stillwater Mine. During 1997, the facility increased production capacity from 1,200 tons per day in the first quarter of 1997 to 2,000 tons per day in the fourth quarter of 1997. Materials handling and processing efficiencies were also realized upon commissioning of the production shaft in June 1997. In addition, the mill recovery increased from 88% in the first nine months of 1997 to 92% in the first nine months of 1998.

          Operating Income (Loss)
          -----------------------

          As a result of the increase in revenues and the decrease in operating costs discussed above, operating income in the first nine months of 1998 increased by $19.6 million to $14.6 million compared with an operating loss of $5.0 million in the comparable period of 1997.

          Net Income (Loss)
          -----------------

          The Company's income before income taxes amounted to $12.7 million in the first nine months of 1998 compared to a loss before income taxes of $7.4 million in the first nine months of 1997. In the first nine months of 1998, the Company provided for $4.9 million of income taxes compared to a recorded tax benefit of $2.8 million in the same period of 1997. The Company has provided for deferred income taxes at the statutory rate of 38.5%; however, as a result of approximately $46.6 million of net operating loss carryforwards existing at December 31, 1997, the Company does not expect to incur any material cash income tax liability until future years. As a result, the Company reported net income of $7.8 million, or $0.38 per basic and diluted share in the first nine months of 1998, compared to a net loss of $4.5 million, or $0.22 per basic and diluted share in the same period of 1997.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital at September 30, 1998 was $17.0 million compared to $23.1 million at December 31, 1997. The ratio of current assets to current liabilities was 1.9 at September 30, 1998, compared to 2.9 at December 31, 1997.

          Net cash provided by operating activities for the first nine months of 1998 was $18.7 million compared to net cash used of $3.1 million in the first nine months of 1997. The $21.8 million increase in operating cash flow in 1998 is primarily attributable to an increase in the Company's net income of $12.4 million and an increase in the provision for deferred income taxes of $7.7 million.

          A total of $18.1 million of net cash was used in investing activities in the first nine months of 1998 compared to $8.8 million in the first nine months of 1997. The increased usage was due to an increase in capital expenditures as a result of the development at the East Boulder project and the Stillwater Mine expansion. The Company's financing activities provided $1.9 million in net cash in the first nine months of 1998 compared to $1.3 million in the first nine months of 1997. As a result of the above, cash and cash equivalents increased by $2.5 million in the first nine months of 1998 compared with a decrease of $10.6 million in the comparable period of 1997.

          In September 1998, the Company completed the sale leaseback of a tunnel boring machine and miscellaneous other mining equipment. The leases are classified as operating leases for financial reporting purposes and are non-cancelable with terms of seven years. Rental expense during the third quarter 1998 approximated $0.1 million. The annual rental payments during the term of the leases are approximately $1.5 million.

          The Company recently announced plans to expand the Stillwater Mine and to develop the East Boulder project. Total capital to fund the expansion is expected to approximate $385 million. Of this, the Stillwater Mine expansion is expected to cost $75 million, East Boulder is expected to cost approximately $270 million, and approximately $40 million is designated for the expansion of the Company's smelter and base metals refinery located in Columbus, Montana. During the remainder of 1998, the Company expects to invest approximately $39.2 million in connection with the expansion plans. The Company intends to finance the expansion with operating cash flow and external financing.

          During the third quarter of 1998, the Company entered into marketing contracts with General Motors Corporation, Ford Motor Company, Mitsubishi Corporation and KEMET Corp. These contracts cover the Company's PGM production over the five-year period from January 1999 through December 2003. During this period, the Company has committed between 90% to 100% of its palladium production and approximately 20% of its planned annual platinum production. Palladium and platinum sales are priced at a slight discount to market, with floor prices on substantially all of the Company's production committed under these contracts averaging $225 per ounce of palladium and $350 per ounce of platinum. The Company has also agreed to an average maximum price of approximately $400 per ounce on approximately 30% of its palladium production and $425 per ounce on approximately 20% of its planned annual platinum production.

          In addition, the Company has an unsecured working capital line of credit with NM Rothschild and Sons, Ltd., with a maximum borrowing capacity of $45 million, which expires on April 30, 1999. As of September 30, 1998, there were no borrowings against this credit line and the Company could borrow up to $13.5 million based upon quarterly borrowing calculations under the terms of the agreement. This facility will be cancelled concurrent with completion of the Scotiabank Credit Facility.

          The Company has obtained a commitment letter from The Bank of Nova Scotia for a $175 million credit facility. The commitment letter for the Scotiabank Credit Facility provides for a $125 million term loan facility and a $50 million revolving credit facility. We expect to be able to borrow under the term loan facility until December 31, 2000 and that amortization of the term loan facility will commence on March 31, 2001. We expect that the final maturity of the term loan facility and revolving credit facility will be December 31, 2005. The loans will be required to be prepaid from excess cash flow, proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Proceeds of the term loan facility will be used to finance a portion of the 1998 Expansion Plan. Proceeds of the revolving credit facility will be used for our general corporate and working capital needs. At the company's option, the Scotiabank Credit Facility will bear interest at LIBOR or an alternate base rate, in each case plus a margin. The interest rate may be adjusted depending upon the Company's ratio of debt to operating cash flow. Substantially all the property and assets of the Company and its subsidiaries and the stock of the Company's subsidiaries will be pledged as security for the Scotiabank Credit Facility.

          The bank's commitment is subject to numerous conditions, including the completion of due diligence, the company's obtaining $50 million of additional equity capital and the negotiation of definitive loan documentation. In addition, conditions precedent to both initial and subsequent borrowings under the term loan facility and revolving credit facility may include: (1) continued performance of the marketing contracts; (2) receipt of satisfactory milestone reports regarding the 1998 Expansion Plan; and (3) receipt of all government and third party approvals necessary or advisable for the 1998 Expansion Plan.

          Covenants in the Scotiabank Credit Facility will restrict: (1) additional indebtedness; (2) payment of dividends or redemption of capital stock; (3) liens; (4) investment, acquisitions, dispositions or mergers; (5) transactions with affiliates; (6) capital expenditures (other than those associated with the 1998 Expansion Plan); (7) refinancing or prepayment of subordinated debt (excluding an underwritten call or conversion of the Company's 7% Convertible Subordinated Notes Due 2003);(8) changes in the nature of business conducted or ceasing operations at the principal operating properties; and (9) commodities hedging to no more than 90% of annual palladium production and 75% of annual platinum production (excluding the sales covered by the Company's marketing contracts and similar agreements). The Company also will be subject to financial covenants including a debt to operating cash flow ratio, a debt service coverage ratio and a debt to equity ratio.

          Events of default will include: (1) a cross-default to other indebtedness of the Company or its subsidiaries; (2) any material modification to the life-of-mine plan for the Stillwater Mine; (3) a change of control of the Company; (4) the failure to maintain annual palladium production of at least 315,000 ounces in the year 2000 and at least 490,000 ounces each year thereafter or (5) any breach or modification of any of the marketing contracts. Default under the Scotiabank Credit Facility may constitute a default under the indenture associated with the Convertible Notes. The indenture for the Convertible Notes also contains standard covenants and provisions for events of default.

YEAR 2000 ISSUES

          The Year 2000 will impact computer programs written using two digits rather than four to define the applicable year. Any programs with time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operation, including a temporary inability to process transactions, send invoices or engage in other ordinary activities. This problem largely affects software programs written years ago, before the issue came to prominence. The Company recently reviewed all of its software for exposure to Year 2000 issues, and does not believe that such software poses significant risks associated with the Year 2000 problem. The Company primarily uses third-party software programs written and updated by outside firms, and the Company is in the process of determining whether this software is Year 2000 compliant. In May 1996, the Company began the implementation of new information technology infrastructure that the Company believes will be fully Year 2000 compliant. This infrastructure is expected to be in place by the fourth quarter of 1998. To assure that all software programs can successfully work in conjunction with each other using this new infrastructure, the Company plans on testing all of its software and hardware during the first quarter of 1999 using a combination of past and future dates. The Company does not believe that the costs associated with additional Year 2000 compliance will be material.

          The Company has set in motion an effort to obtain written assurances from its material suppliers regarding their Year 2000 compliance. As a result of this effort, the Company expects to generate by the second quarter of 1999 a validated list of suppliers that are Year 2000 compliant, and expects to use the entities on the list to obtain its supplies.

          The Company has also begun the process of obtaining written assurances from the Company's material customers regarding their Year 2000 compliance. The Company's goal is to obtain by the second quarter of 1999 written assurances from its customers that they are Year 2000 compliant or that they are expecting to become Year 2000 compliant before December 31, 1999.

          Although the Company has taken significant steps to address the Year 2000 problem, there can be no assurance that the failure of the Company and/or its material customers or suppliers to timely attain Year 2000 compliance will not materially reduce the Company's revenues or income, or that these failures and/or the impacts of broader compliance failures by telephone, mail, data transfer or other utility or general service providers or government of private entities will not have a material adverse effect on the Company.

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

          None


Item 5.   Other Information
          -----------------

          None


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits.

              4.1 Indenture, dated April 29, 1996, between Stillwater Mining Company and the Colorado National Bank, as Trustee, with respect to the Company's 7% Convertible Subordinated Notes Due 2003.

              10.1 Employment Agreement, dated August 10, 1998, by and between Stillwater Mining Company and William E. Nettles.

              10.2 Form of Employment Agreement, dated October 1, 1998, between Stillwater Mining Company and each of Chris Allen, John E. Andrews, Gil Clausen, Robert C. Lapple, Craig Patrick, James A. Sabala and Gina Wilson.

              10.3 Master Lease Agreement, dated September 10, 1998, Addendum No. 1, Mining and Quarry Equipment Schedule No. 001 and Addendum to Schedule No.001, between General Electric Capital Corporation (Lessor) and Stillwater Mining Company (Lessee).

              23.1 Consent of Behre Dolbear & Company, Inc. dated October 12, 1998.

              23.2      Consent of H.A. Simons Ltd. dated October 12, 1998.

              23.3      Consent of Kilborn International Inc. dated
                        October 12, 1998.

              23.4      Consent of PricewaterhouseCoopers dated October 12,
                        1998.

              27        Financial Data Schedule

          (b) Reports on Form 8-K:

              Current Report on Form 8-K, dated July 21, 1998, reporting under
              Item 5 and Item 7 that the Company had entered into sales agreements for the sale of between 90% and 100% of its palladium production and approximately 20% of its planned annual platinum production over the five-year period from January 1999 through December 31, 2003. No financial statements were filed with this report.

              Current Report on Form 8-K, dated October 1, 1998, reporting under
              Item 5 that the Company had accelerated its expansion plans and had signed a commitment letter for $175 million in secured financing. No financial statements were filed with this report.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                        STILLWATER MINING COMPANY
                                               (Registrant)



Date:     October 12, 1998        By:   /s/ WILLIAM E. NETTLES
                                      ------------------------------------------
                                      William E. Nettles
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)



Date:     October 12, 1998        By:   /s/ JAMES A. SABALA
                                      ------------------------------------------
                                      James A. Sabala
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)