Form 10-Q/A
period 1998-09-30
STILLWATER MINING CO /DE/
filed 1998-11-25
CIK 931948

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                  FORM 10-Q/A


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

                                   FORM 10-Q/A

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

SIGNATURES....................................................................


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


NOTE 7 - CASH FLOW INFORMATION

Reconciliation of net income (loss) to net cash provided by (used in) operating activities is as follows (in thousands):

Nine months ended September 30,                                                 1998                            1997
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $ 7,834                          $  (4,532)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
     Depreciation and amortization                                             8,814                              8,606
     Deferred income taxes                                                     4,904                             (2,838)
     Other                                                                       263                                729
Changes in operating assets and liabilities:
     Decrease (increase) in inventories                                         (655)                             4,881
     Increase in accounts receivable                                          (9,449)                            (6,015)
     Increase in other current assets                                         (1,073)                              (481)
     Decrease in other noncurrent assets                                         184                                288
     Increase (decrease) in accounts payable                                   3,731                             (2,913)
     Increase (decrease) in other current liabilities                          2,931                             (1,590)
     Increase in noncurrent liabilities                                        1,253                                793
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          $18,737                            $(3,072)
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

          The Company has obtained a commitment letter from The Bank of Nova Scotia for a $175 million credit facility. The commitment letter for the Scotiabank Credit Facility provides for a $125 million term loan facility and a $50 million revolving credit facility. We expect to be able to borrow under the term loan facility until December 31, 2000 and that amortization of the term loan facility will commence on March 31, 2001. We expect that the final maturity of the term loan facility and revolving credit facility will be December 31, 2005. The loans will be required to be repaid from excess cash flow, proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Proceeds of the term loan facility will be used to finance a portion of the 1998 Expansion Plan. Proceeds of the revolving credit facility will be used for our general corporate and working capital needs. At the Company's option, the Scotiabank Credit Facility will bear interest at LIBOR or an alternate base rate, in each case plus a margin. The interest rate may be adjusted depending upon the Company's ratio of debt to operating cash flow. Substantially all the property and assets of the Company and its subsidiaries and the stock of the Company's subsidiaries will be pledged as security for the Scotiabank Credit Facility.

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


                                        STILLWATER MINING COMPANY
                                               (Registrant)



Date:     November 24, 1998        By:   /s/ JAMES A. SABALA
                                      ------------------------------------------
                                      James A. Sabala
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)