Form 10-K
period 1998-12-31
STILLWATER MINING CO /DE/
filed 1999-03-30
CIK 931948

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

                        Commission File Number 0-25090

                           STILLWATER MINING COMPANY
            (Exact name of registrant as specified in its charter)

          DELAWARE                                           81-0480654
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

             1200 SEVENTEENTH STREET, SUITE 900, DENVER, CO 80202 (Address of principal executive offices and zip code)

                                (303) 352-2060
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:


                                                   NAME OF WHICH EACH EXCHANGE
    TITLE OF EACH CLASS                             ON WHICH REGISTERED

   Common stock, $.01 par value                     The American Stock Exchange
  Preferred Stock Purchase Rights                   The American Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 1999, assuming a price of $23.25 per share, the closing sale price on the American Stock Exchange, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates was approximately $804,395,409.

As of March 1, 1999, the company had outstanding 34,597,652 shares of common stock, $.01 par value.

Documents Incorporated by Reference: Part III, Items 10, 11, 12 and 13 incorporate by reference portions of Stillwater Mining Company's Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders.

                               TABLE OF CONTENTS

                                    PART I
ITEMS 1 AND 2    BUSINESS AND PROPERTIES...................................  3

ITEM 3           LEGAL PROCEEDINGS......................................... 24

ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS................................................... 24

                                    PART II

ITEM 5           MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS........................... 25

ITEM 6           SELECTED FINANCIAL AND OPERATING DATA..................... 26

ITEM 7           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS............. 28

ITEM 8           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............... 36

ITEM 9           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE....................... 57

                                   PART III


ITEM 10          DIRECTORS AND EXECUTIVE OFFICERS OF THE
                 REGISTRANT................................................ 57

ITEM 11          EXECUTIVE COMPENSATION.................................... 57

ITEM 12          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT............................................ 57

ITEM 13          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............ 57

                                    PART IV

ITEM 14          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K....................................... 58

                                    PART I

                                 ITEMS 1 AND 2
                            BUSINESS AND PROPERTIES


                       INTRODUCTION AND 1998 HIGHLIGHTS

     Stillwater Mining Company mines, processes and refines palladium, platinum and associated metals ("PGMs") from a geological formation in southern Montana known as the J-M Reef. The J-M Reef is the only significant source of platinum group metals, or PGMs, outside South Africa and Russia. Associated by-product metals of PGMs include rhodium, gold, silver, nickel and copper. The J-M Reef is an extensive mineralized zone containing PGMs which have been traced over a
strike length of approximately 28 miles.   All of the company's current mining
operations are conducted at the Stillwater Mine in Nye, Montana. Expansion is under way at the Stillwater Mine and at the East Boulder project approximately 13 miles away toward the western end of the J-M Reef.

     PGMs are rare precious metals with unique physical properties that are used in diverse industrial applications and in the jewelry industry. The largest and fastest growing use for PGMs is in the automotive industry for the production of catalysts that reduce harmful automobile emissions. Palladium is also used extensively in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices, as well as dental applications. Platinum's largest use is for jewelry. Industrial uses for platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasolines and fuel cells.

     At December 31, 1998, the company had proven and probable reserves of approximately 37.1 million tons of ore containing approximately 26.3 million ounces of palladium and platinum in a ratio of approximately 3.3 parts palladium to one part platinum.

Highlights of the 1998 year included:

 .    Production increased to 444,000 ounces of palladium and platinum in 1998 from 355,000 ounces in 1997.

 .    Cash production costs per ounce decreased to $151 in 1998 from $174 in
     1997, and total production costs per ounce decreased to $178 in 1998 from $207 in 1997.

 .    Mill recovery rates improved to 91% in 1998 from 89% in 1997.

 .    Mechanized mining increased to 85% in 1998 from 80% in 1997, and tons mined increased to 720,000 in 1998 from 580,000 in 1997.

 .    Revenues increased to $106.7 million in 1998 compared to $76.9 million in
     1997, and the company reported net income of $13.4 million in 1998 compared to a net loss of $5.4 million in 1997. The improvement in profitability was achieved despite the adverse effect of hedging positions that resulted in realization of below market prices for palladium. The company's average realized price was $202 per ounce in 1998 compared to the average market price of $286 per ounce.

 .    In the fourth quarter, the company announced a plan (the "1998 Expansion
     Plan") designed to increase annual PGM production from its current level of approximately 450,000 ounces to an annualized rate of 1.2 million ounces by the end of 2001. The plan consists of an expansion of the existing Stillwater Mine from the current level of 2,000 tons of ore per day to 3,000 tons of ore per day, the construction of a second mine approximately 13 miles to the west of Nye, capable of processing at the rate of 2,000 tons of ore per day, and the expansion of the existing smelter and base metals refinery. The total capital cost of the expansion program is estimated to be $385 million.

 .    In order to minimize the downside price risk inherent in the palladium and platinum markets while retaining most of the potential to obtain higher prices, the company entered into long-term sales contracts with General Motors Corporation, Ford Motor Company, Mitsubishi Corporation and KEMET Corp. The contracts cover the company's production over the five-year period from January 1999 through December 2003. Under the contracts, the company has committed between 90% to 100% of its actual palladium production. Palladium sales are priced at a slight discount to market, with a floor price averaging approximately $225 per ounce. The company has agreed to an average maximum palladium price of approximately $400 per ounce on approximately 30% of its production. The remaining 70% of the company's palladium production is not subject to any price cap. In addition, the company has committed approximately 20% of its planned annual platinum production over the next five years. Platinum sales are priced at a slight discount to market, subject to an average minimum price of $350 per ounce with an average maximum price of $425 per ounce. The remaining 80% of the company's planned annual platinum production is not committed under these contracts. Such platinum production remains available for sale at prevailing market prices or under forward sales contracts.
 .
     The company developed a financing plan to provide the necessary capital for the 1998 Expansion Plan. On October 19, 1998, the company completed an offering of 2,000,000 common shares at a price of $30.75 per share (prior to the three for two stock split effected on December 31, 1998). In November 1998, the underwriters exercised an over allotment option for an additional 300,000 shares (pre-split). The company realized net proceeds of approximately $67 million from the offering. In addition, the company obtained a seven-year $175 million senior secured credit facility with a syndicate of banks led by The Bank of Nova Scotia (the "Scotiabank Credit Facility"). This credit facility provides for a $125 million term loan facility and a $50 million revolving credit facility. Proceeds of the term loan facility will be used to finance a portion of the 1998 Expansion Plan while proceeds of the revolving credit facility will be used for general corporate and working capital needs. The balance of the the expansion plan's capital cost is expected to be funded by operating cash flow.

 .    On December 8, 1998, the company declared a three-for-two stock split on the company's common stock effected in the form of a stock dividend paid on December 31, 1998 to shareholders of record on December 21, 1998.

          For a discussion of risks associated with the company's business, please read "Business and Properties--Current Operations", "--Future Expansion", and "--Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                            HISTORY OF THE COMPANY

          Palladium and platinum were discovered in the J-M Reef by Johns Manville Corporation geologists in the early 1970s. In 1979, a Manville subsidiary entered into a partnership agreement with Chevron U.S.A. Inc. to develop PGMs discovered in the J-M Reef. Manville and Chevron explored and developed the Stillwater property and commenced underground mining in 1986.

          In 1992, the company was incorporated and on October 1, 1993, Chevron and Manville transferred substantially all assets, liabilities and operations at Stillwater to the company, with Chevron and Manville each receiving a 50% ownership interest in the company's stock. In September 1994, the company redeemed Chevron's entire 50% ownership. The company completed its initial public offering in December 1994, and Manville sold a portion of its shares through the offering reducing its ownership percentage to approximately 27%. In August 1995, Manville sold its remaining ownership interest in the company to institutional investors. The company's common stock is publicly traded on the American Stock Exchange under the symbol "SWC."

                            GEOLOGY OF THE J-M REEF

     The J-M Reef is located in the Beartooth Mountains in southern Montana. It is situated along the northern edge of the Beartooth Plateau, which rises to elevations of over 10,000 feet. This plateau is deeply dissected by several rivers and their tributaries including the Stillwater River, towards the eastern end of the reef and the Boulder River, near the western end of the reef. Both of these rivers have eroded their valley floors resulting in deep valleys cut into the gently undulating elevated plateau.

     Geologically, the J-M Reef is composed of an assemblage of basic and ultrabasic rocks derived from a single, large, buried magma body emplaced an estimated 2.7 billion years ago. The molten rock was sufficiently fluid at the time of emplacement to allow individual minerals to crystallize sequentially, with the heavier, more basic, darker minerals crystallizing first, and sinking towards the bottom, leaving the lighter, more siliceous light-colored minerals to crystallize out later to produce bands of norite, gabbro and anorthosite which can be traced across most of the strike length of the complex. Over time the original horizontal orientation of the reef was changed as the reef was tilted at an angle of 50 to 90 degrees to the north. The upper portion of the reef was eroded away to produce the essentially lenticular-shaped exposure of the reef evident today. The reef has been identified for 28 miles in an east-southeasterly direction.

     The PGMs, which consist of palladium, platinum and a minor amount of rhodium, are concentrated in one principal layer along with small amounts of nickel, copper, silver and gold. The J-M Reef appears to form a continuous layer which is exposed from the highest ridges over 9,500 feet above sea level to the deepest valleys almost a mile below the surface of the plateau. The mineralized horizon has been demonstrated to have a vertical continuity exceeding 6,000 feet. Additionally, one exploration hole in the Stillwater Valley, drilled in 1998, has confirmed the continuity of the reef to the 1,400 foot elevation can be reasonably inferred. Geological and geophysical evidence suggests that the J-M Reef extends downward beyond the limits of currently available mining practice. Geological mapping and gravity surveys also suggest that the dip of the J-M Reef flattens gently and may extend 30 miles or more to the north.

     The J-M Reef is similar to South Africa's Bushveld Complex which contains the well-known platiniferous Merensky Reef which is currently mined in many localities. The in situ PGM grade of the J-M Reef is significantly higher than that of the Merensky Reef and its economically recoverable portion is significantly thicker, making the J-M Reef generally amenable to a wider variety of gravity assisted, mechanized mining methods. The Merensky Reef, however, has a substantially longer known surface strike length compared to the strike length of the J-M Reef.

                               PGM ORE RESERVES

     The following table sets forth the company's proven and probable palladium and platinum ore reserves as of December 31, 1998 and 1997. The reserves reflected below are based on a cut-off grade in 1998 of 0.3 ounce and in 1997 of
0.4 ounce of palladium plus platinum per ton, and assume the following prices for palladium and platinum of: $225 and $350 per ounce, respectively in 1998 and $155 and $375, respectively in 1997. Proven and probable reserves give effect to an average mining dilution of 10% at zero grade based on actual mining experience.

     The December 31, 1998 and 1997 ore reserves were reviewed by Behre Dolbear & Company, Inc. ("Behre Dolbear"), independent consultants, who are experts in mining, geology and ore reserve determination. The company has utilized Behre Dolbear to carry out independent reviews and inventories of the company's ore reserves since 1990. The ore reserves have been affirmed and verified by Behre Dolbear in alternating years prior to 1997. See "Risk Factors - Reserve Estimates."

                               ORE RESERVES (1)

                                           December 31, 1998                     DECEMBER 31, 1997
                                -------------------------------------------------------------------------
                                           AVERAGE      CONTAINED (2)               AVERAGE     CONTAINED
                                TONS (1)   GRADE (3)      OUNCES      TONS (1)      GRADE (3)    OUNCES
                                (000'S)   (OUNCE/TON)     (000'S)     (000'S)      (OUNCE/TON)   (000'S)
                               --------------------------------------------------------------------------
Proven Mining Reserves            1,884         0.74          1,399     1,379         0.86       1,184
Probable Mining Reserves (2)     35,174         0.71         24,871    28,130         0.79      22,183
                                 ------         ----         ------    ------         ----      ------
Total Proven and Probable
 Reserves                        37,058         0.71         26,270    29,509         0.79      23,367
                                 ------         ----         ------    ------         ----      ------

  (1) Reserves are defined as that part of a mineral deposit that can be economically and legally extracted or produced at the time of determination and is customarily stated in terms of "ore" when dealing with metals. The probable reserves are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are between 50 and 1,000 feet apart. The degree of assurance, although lower than that for proven reserves, is sufficient to predict the geological regularity of the reef between points of observation. See "-- Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition."

  (2) Total probable reserves include 13.3 million tons and 11.5 million tons at December 31, 1998 and 1997, respectively in the area of East Boulder. Significant capital investments will be required to access the East Boulder reserves. See "Current Operations -- East Boulder Project."

  (3) Expressed as palladium plus platinum ounces per ton at a ratio of 3.3 parts palladium to one part platinum, before processing losses of approximately ten percent (10%).

       Reserves are consumed during mining operations and the company generally replaces reserves by drilling on a close-spaced pattern mineralized material which has been identified geologically but not yet established as proven and probable reserves. Because of the expense of the close-spaced drilling necessary to generate proven mining reserve estimates, the company generally attempts to establish sufficient reserves to support its mine development objective of approximately 18 months of production.

                              CURRENT OPERATIONS

  STILLWATER MINE

       The company's current mining operations take place at the Stillwater Mine, an underground mine accessing the J-M Reef in Nye, Montana. In addition, the company owns and maintains 110,000 square feet of buildings which contain the concentrator, shop and warehouse, changing facilities, headframe, hoist house, paste plant, storage facilities and office. All structures are located within its 1,340 acre operating permit area at the Stillwater Mine. The Stillwater Mine is wholly owned and operated by the company. The mine is located approximately 85 miles southwest of Billings, Montana and is accessed by a paved road. The mine has adequate water and power from established sources.

  MINING

       The Stillwater Mine accesses a five-mile segment of the J-M Reef, between the elevations of 6,700 and 3,100 feet above sea level. Deep exploration drill holes have confirmed the structure and mineralization of the J-M Reef down to an elevation of 1,400 feet. The deposit appears to be open at depth
  and will be further verified by additional drilling.   Access to the ore at
  the Stillwater Mine is by means of a 1,950-foot vertical shaft and by horizontal adits and drifts driven parallel to the strike of the J-M Reef at vertical intervals of between 200 feet and 300 feet. Adits have been driven from the surface in the Stillwater Valley at elevations of 5,000 feet above sea level or more. Five drifts have been developed below the valley floor by ramping down from the 5,000-foot level to extract ore from the reef down to the 4,000-foot elevation. Four major levels below the 5,000-foot level are now being developed from the shaft and shaft ramp system.

       The 1,950-foot vertical shaft, which was commenced in 1994 and commissioned in 1997 as part of the company's 1994 Expansion Plan to double output from 1,000 to 2,000 tons of ore per day, was sunk adjacent to the concentrator to increase efficiency of the operation. All ore and waste are crushed before being hoisted up the shaft. The production shaft and underground crushing station have reduced haulage times and costs, improved the material handling of ore and waste and improved the grinding capabilities of the concentrator. For the foreseeable future, ore from those areas above the 5,000-foot west elevation will continue to be hauled to the surface by train. Ore from those areas below the 5,000-foot level and those that are not currently connected to the shaft are transported to the surface by 15-ton underground trucks. The portion of waste that cannot be used for backfill in underground excavations is hauled to the surface or hoisted up the shaft, depending on its location, and used in the rock embankment of the tailings dam or is placed in the permitted waste disposal site.

       Prior to 1994, almost all of the company's mining activities utilized "cut-and-fill" stoping methods. This method extracts the ore body in ten-foot high horizontal cuts. The open space created by the extraction of each cut is filled with waste rock and coarse concentrator tailings and becomes the floor for the next level of mining as the process moves upward. Since 1994, the company has introduced two mechanized mining methods: "ramp-and-fill" and "sub-level stoping." Ramp-and-fill is a mining method in which a succession of horizontal cuts are extracted from the ore body using mobile equipment. Access to the ore body is from ramps driven in or adjacent to the ore body allowing the use of hydraulic drills and load haul dump equipment. Sub-level stoping is a mining method in which blocks of the reef approximately 50 feet high and up to 75 feet along strike are extracted in 30-foot intervals utilizing mobile electric hydraulic long-hole drills and remote control rubber tired load haul dump equipment. The reef is mined in a retreat sequence along strike and mined out areas are filled with development waste. The company believes that mechanized mining methods are safer, less expensive and more productive than traditional "cut-and-fill" stoping. Mechanized mining increased from approximately 60% of tons mined in 1996 to approximately 80% in 1997 and to approximately 85% in 1998. Currently, direct costs per ton mined for mechanized stoping are approximately 39% less than cut-and-fill stoping and is nearly 100% more productive in terms of tons per man-hour. However, not all areas of the reef are amenable to mechanized methods, and the company will continue to select the appropriate mining method on a stope-by-stope basis.

  PRODUCTION

       During 1998, the company produced 444,000 ounces of palladium and platinum, up from 355,000 ounces in 1997 and 255,000 ounces in 1996. See "Selected Financial and Operating Data." In the fourth quarter of 1997, the company attained the 1994 Expansion Plan production goal by increasing production by 46% from approximately 1,370 tons of ore per day in the fourth quarter of 1996 to approximately 2,000 tons of ore per day during the fourth quarter of 1997. In conjunction with the 1994 Expansion Plan, the company invested in new mobile mining equipment and developed a computerized scheduled maintenance system. In addition, the rate of underground development increased on both existing levels as well as new levels accessed from the shaft. Additional surface facilities were also constructed, including a new maintenance shop and warehouse and an extension of the site offices and change house. Site services were expanded and upgraded and appropriate investment in infrastructure was made to accommodate future plans. The company reduced its cash production costs from $184 per ounce in 1996 to $174 per ounce in 1997, and to $151 per ounce in 1998.

       During 1994 through 1997, the company's total capital expenditures for the expansion of the Stillwater Mine and facilities were approximately $70 million, excluding capital costs for sustaining and rehabilitating the existing mine.

       During 1998, the company announced the 1998 Expansion Plan designed to, among other things, increase the Stillwater Mine production rate to 3,000 tons of ore per day and begin mining at East Boulder. The capital expenditure budget for the 1998 Expansion Plan relating to the Stillwater Mine is approximately $75 million. See "--Future Expansion".

  CONCENTRATION

       The company maintains a concentrator plant adjacent to the Stillwater Mine. Ore is defined as material with a metals content of 0.3 ounce per ton or more. Ore is fed into the concentrator, mixed with water and ground to a slurry in a mill circuit to liberate the PGM-bearing sulfide minerals from the rock matrix. Various reagents are added to the slurry to separate the valuable sulfides from the waste rock in a flotation circuit. In this circuit, the sulfide minerals are floated, recycled, reground and refloated to produce a concentrate suitable for further processing. The flotation concentrate, which represents approximately 1% of the original ore weight, is filtered, dried and transported in trailers approximately 46 miles to the company's metallurgical complex in Columbus, Montana. Approximately 60% of the material discarded from this process is used for backfill in the mine, with the balance stored in an onsite tailings containment area.

       As part of the 1994 Expansion Plan, the capacity of the concentrator was expanded with the addition of a large ball mill grinding unit, additional flotation capacity and ancillary equipment. During 1998, the concentrator's crushing, grinding and flotation capacity were expanded to enable the processing of 3,000 tons of ore per day.

       During 1998, the company continued to improve the recovery performance of the flotation circuit installed in 1997. Mill recovery improved to 91% for 1998 compared to 89% for 1997 and 86% for 1996.

       In 1998, the company received an amendment to its existing Operating Permit which provides for the construction of a lined tailings impoundment that will serve the Stillwater Mine for the next thirty years. In addition, the amendment removed the production limitation of 2,000 tons of ore per day at the Nye operation. An environmental group has filed a complaint challenging the amendment to the permit. The company believes the compliant is without merit. See "Regulatory and Environmental Matters".

  METALLURGICAL COMPLEX

       Smelting.  The company's metallurgical complex is located in Columbus,
       ---------
  Montana and consists of the precious metals smelter and base metals refinery. Concentrate from the mine site is fed to a 1.5 megawatt electric furnace, where it is melted and separated into a silica oxide rich slag and a PGM rich matte.

       The matte is tapped from the furnace and granulated. The granulated furnace matte is remelted in one of two top blown rotary converters, which separate iron from the converter matte. The converter matte is poured from the top blown rotary converter, granulated and transferred to the base metals refinery in two ton bags for further processing. The granulated converter matte, approximately 10% of the original smelter feed weight, is primarily copper and nickel sulfides containing about 2% PGMs.

       The gasses released from the smelting operations are routed through a gas/liquid scrubbing system, which removes approximately 99.8% of the sulfur dioxide. Spent scrubbing solution is treated in a process that converts the sulfur dioxide to gypsum, or calcium sulfate, and regenerates clean scrubbing solution. The gypsum is used by local farmers as a soil amendment.

       The initial expansion of the smelter was completed in 1997, increasing the daily smelting capacity from 22 tons of ore per day to 32 tons of ore per day. Feed and power control systems for the existing furnace were modified, a second top blown rotary converter was added and the gas handling and solution regeneration systems were upgraded. Additionally during 1997, the furnace was rebricked, a 30-day process that occurs every two to three years. The furnace modifications resulted in significant power savings due to increased efficiency. At 2,000 tons of ore per day of mine production, the smelter processes approximately 25-30 tons of concentrate per day.

     As part of the 1998 Expansion Plan, the smelter is being expanded to treat the increased concentrate from the Stillwater Mine and the East Boulder project. The expansion consists of the addition of a second furnace capable of treating 100 tons of concentrate per day and additional top blown rotary converter and ancillary facilities. The expansion is expected to be complete in the second half of 1999 and is expected to cost approximately $32 million.

     Base Metals Refinery. In 1996, the company constructed and commissioned the
     --------------------
base metals refinery, which utilizes the patented Sherritt Process, whereby sulfuric acid is used to dissolve the nickel, copper, cobalt and iron from the converter matte. This process upgrades the converter matte product over 25 to 30 times (from 2% PGMs to 55-60% PGMs). The base metals refinery has a capacity equivalent to more than 4,000 tons of ore per day of mine production. The present plant is operated two shifts per day, five days per week. Even though mine production ramped up during 1997 and 1998, the base metals refinery was able to increase efficiencies and maintain a five-day schedule.

     The iron is precipitated out of the solution and returned to the smelter to be processed and removed in the slag. The dissolved nickel, copper and cobalt is shipped via truck, as a sulfate solution, to an outside refiner located in Canada. The company is paid for a portion of the nickel and cobalt content of the solution. In the second half of 1998, the company began construction of the first stage of a copper/nickel refinery. This new electrowinning circuit is scheduled for completion in the first quarter of 1999. During 1999, the second stage of the copper/nickel circuit will be constructed as part of the expansion of the base metals refinery. The total cost of the nickel/copper refinery is expected to be approximately $8.5 million.

     The resulting PGM rich filter cake is shipped via air freight to three different refineries and is returned to the account of the company as 99.95% PGM sponge after approximately 22-35 days. The company pays its refiners a refining charge in United States dollars per ounce for the toll processing of the base metals refinery filter cake.

     The 1998 Expansion for the base metals refinery contemplates an additional autoclave and an upgrade to the piping and ventricular systems required to handle the additional material anticipated as a result of the Nye and East Boulder expansions. The base metals refiner expansion is expected to be completed in the second half of 1999.

SECONDARY MATERIALS PROCESSING

     A sampling facility for secondary materials was completed in late 1997. The facility was designed to accept spent catalysts that can be crushed and added to the electric furnace. Several test lots were processed during 1997, and it was determined that the spent auto catalysts are suitable for processing at the company's facilities. During 1998, the company began processing small shipments of spent auto catalysts and in 1998 processed approximately 139 tons of spent catalysts.

EXPLORATION ACTIVITIES

     Major portions of the J-M Reef have yet to be exposed to drilling and development sufficient to allow for the delineation of additional reserves. However, given the magnitude of its current proven and probable reserves, the company's exploration activities are limited. The company's current plans are to continue to focus on its current PGM reserves and mineralization of the J-M Reef rather than exploring for or attempting to acquire additional developed or undeveloped ore reserves. Consequently, exploration does not represent a significant expenditure for the company.

EAST BOULDER PROJECT

     The East Boulder project will provide western access to the J-M Reef, Sweet Grass County, Montana. The East Boulder property is wholly-owned by the company. Development will consist of construction of mine and support facilities, including an underground crusher, a surface concentrator and ancillary surface facilities. These facilities have been designed to allow expansion beyond 2,000 tons of ore per day should this be economically justified and if existing operating permits are amended. In 1996, the company began work on the development phase of the East Boulder project, but suspended all work other than permitting late in 1996.

     In November 1997, with the completion of the 1994 Expansion Plan and higher prices for palladium and platinum, the company announced plans to restart the East Boulder project. During the second quarter of 1998, the company accepted delivery of a tunnel boring machine and commenced to drive the 18,500-foot long, 15-foot diameter tunnel. This is expected to take approximately 12 to 18 months and cost approximately $14 million. During 1998, the company acquired and refurbished a second tunnel boring machine which is expected to commence drilling a second tunnel in the first quarter of 1999. Additional activities commenced during the year consisted of conceptual engineering, sitework and construction of support facilities.

     During 1999, the company expects to continue underground development, detailed engineering and construction of the concentrator and ancillary facilities at East Boulder. The East Boulder mine is expected to begin commercial production in the second half of 2001. The estimated total cost of the project is $270 million.

OTHER PROPERTIES

     In Columbus, Montana, the company owns and maintains a 23,200 square foot smelter plant and a 17,000 square foot base metals refinery. Neither of these properties is currently subject to any mortgage or other encumbrance. The company also leases a 10,100 square foot office building in Columbus. The company believes that its existing facilities are adequate to service current production levels. The company also owns additional parcels of land totaling approximately 2,890 acres in Stillwater County, Montana and additional property in Big Timber, Montana which will be used to provide employee housing. Certain of these parcels are leased to ranch operators, and one has been subdivided for the lease or sale of residential lots. About 60 acres of one property is within the company's operating permit boundaries. Some of these properties also include residential rental units. Non-mining properties are subject to a mortgage in favor of Chevron and Manville to support the company's indemnification obligations to such parties.

SALES AND HEDGING ACTIVITIES

     Palladium, platinum, rhodium and gold are sold to a number of consumers and dealers with whom the company has established trading relationships. Refined PGMs of 99.95% purity in sponge form are transferred upon sale from the company's account at third party refineries to the account of the purchaser. By-product metals are purchased at market price by customers, brokers or outside refiners.

     During 1998, the company implemented a marketing strategy designed to minimize the downside price risk inherent in the palladium and platinum markets while retaining most of the potential to obtain higher prices. The company entered into long-term sales contracts with General Motors Corporation, Ford Motor Company, Mitsubishi Corporation and KEMET Corp. The contracts cover the company's production over the five-year period from January 1999 through December 2003. Under the contracts, the company has committed between 90% to 100% of its actual palladium production. Palladium sales are priced at a slight discount to market, with a floor price averaging approximately $225 per ounce. The company has agreed to an average maximum palladium price of approximately $400 per ounce on approximately 30% of its production. The remaining 70% of the company's palladium production is not subject to any price cap. In addition, the company has committed approximately 20% of its planned annual platinum production over the next five years. Platinum sales are priced at a slight discount to market, subject to an average minimum price of $350 per ounce with an average maximum price of $425 per ounce. The remaining 80% of the company's planned annual platinum production is not committed under these contracts. Such platinum production remains available for sale at prevailing market prices or under future contracts. The marketing contracts contain termination provisions that allow the purchasers to terminate in the event the company breaches and the breach is not cured within periods ranging from ten to thirty days of notice by the purchaser. In addition, the contracts contain force majeure provisions that allow for the suspension and, in one instance, the termination of the contract upon the occurrence of an event of force majeure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The company has historically entered into hedging instruments from time to time to manage the effect of price changes in palladium and platinum on the company's cash flow. Prior to 1998, hedging activities typically consisted of "spot deferred contracts" for future deliveries of specific quantities of PGMs at specific prices, the sale of call options and the purchase of put options. During the first quarter of 1997, the company entered into significant hedging positions, particularly in palladium, for both 1997 and 1998 sales. Following a sharp rise in palladium spot prices, the company's deliveries against these hedge contracts throughout 1997 and 1998 resulted in substantial hedging losses. These losses totaled approximately $10.2 million in 1997 and $26.8 million in 1998. At December 31, 1998, the company had fulfilled all of its below market hedge contracts.

     From time to time, the company may enter into short-term delivery contracts. At December 31, 1998, the company had 9,550 ounces of December palladium production committed for delivery in January 1999 at an average price of $284 per ounce, 13,100 ounces of platinum sold forward for delivery in 1999 at an average price of $375 per ounce. The company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for palladium and platinum exceed the company's hedge contract prices and their credit lines.

TITLE AND ROYALTIES

     The company holds 995 patented and unpatented lode or millsite claims covering approximately 16,000 acres of the J-M Reef. The company believes that approximately 130 of these claims cover 100% of the known apex of the J-M Reef. Applications for patents covering 172 of the unpatented claims, for a total area of 2,876.9 acres, have been submitted. Patents to 34 claims covering an area of
574.8 acres have been granted; 138 claims covering 2,302.1 acres have had first half final certificates issued. The company is currently working with the USFS to ensure the proper allocation of personnel and other resources required for the USFS to complete the mineral examination process (the process by which a determination is made as to whether a discovery of valuable minerals exists) on the 138 claims which have first half final certificates issued. The company expects that this process will take another year or more to complete. The patent applications and the 138 claims covered thereby will then undergo several levels of review within the U.S. Department of the Interior before submission to the Secretary for signature. There can be no guarantee as to whether packets will ever be issued for the 138 claims currently being processed. Another company claim leased from the Mouat family and acquired through the agreement with Anaconda Minerals Inc. was patented many years ago. The remaining claims either adjoin the apex of the J-M Reef or provide sites for surface operations.

     Unpatented mining claims may be located on U.S. federal public lands open to appropriation, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and is always subject to challenges of third parties or contests by the federal government. The validity of an unpatented mining claim or millsite, in terms of location and maintenance, depends on strict compliance with a complex body of federal and state statutory and decisional law and (as to unpatented mining claims) the existence of a discovery of valuable minerals. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims and millsites.

     Of the company's 995 controlled claims, 869 are subject to royalties, including 711 subject to a 5% net smelter royalty payable to Franco Nevada Mining Corporation, Limited, 56 subject to a 0.35% net smelter royalty payable to the Mouat family, and 102 subject to both royalties. During 1998, the company paid royalties of approximately $3.3 million.

SAFETY

     Current mine operations extend over five miles horizontally along the Stillwater Complex and involve the use of heavy machinery and drilling and blasting in confined spaces. The company's safety performance has shown continued improvement in terms of its Lost Time Accident Rate ("LTA rate"). The company's LTA rate in 1992 was 12.9 and has decreased steadily to a low of 2.3 in 1998. In order to continue this favorable trend, management has implemented additional safety training programs and has vigorously applied the "Neil George Five-Point Safety System," which is well known to the underground hard rock mining industry. This program encourages daily interaction between employees and supervisors with a specific focus on safety and requires subsequent documentation of that interaction. Management believes that continued reductions in accident frequency are achievable.

     Safety is a primary concern of the company, and the company believes that training is a key element in accident prevention. Eighty hours of safety training are required before inexperienced employees may start working underground, and yearly retraining in first aid, accident prevention techniques and equipment handling are mandatory for each mining employee.

     The metallurgical complex in Columbus, Montana maintained an exemplary safety record in 1998 with zero lost time accidents and once again was the recipient of the Governor's Safety and Health Achievement Award. The complex is the first ever two-time recipient of this Award. The smelter (for the sixth consecutive year) and the base metals refinery (for the second consecutive year) were granted the Sharp's Award, which exempts these facilities from routine Occupational Safety and Health Administration inspections.

EMPLOYEES

     As of December 31, 1998, the company had 899 employees in the following areas:

                                                         NUMBER OF
                       AREA                              EMPLOYEES
               -------------------------            --------------------
               Mining                                       555
               Processing                                   101
               Maintenance                                  107
               Technical Services                            51
               Safety and Environmental                      16
               Administration                                57
               Miscellaneous                                 12
                                                          -----
               Total                                        899
                                                          =====

     Prior to 1995, the company's employees were non-union. In an election held in July 1995, 50.6% of those voting favored the appointment of the Oil, Chemical and Atomic Workers Union ("OCAW") as exclusive bargaining representative for substantially all hourly workers. The union was certified by the National Labor Relations Board in January 1996. On June 30, 1996, members of Local 2-1 of the OCAW ratified their first contract agreement with the company, which became effective on July 1, 1996. The contract has a term of three years and provides for a cumulative increase in wages and benefits of 5.86% over the contract term. This contract was negotiated using an interest-based bargaining approach that has resulted in cooperative and stable labor relations. Management believes its employee relations are good and believes its wages, benefits and working conditions are competitive with other mining operations. The OCAW contract expires in June 1999 and the company expects to begin negotiation of a new contract during 1999.

     The company competes for individuals skilled in underground hard rock mining techniques. Although the company has historically experienced a shortage of qualified miners, the economic downturn affecting gold and base metal mining has recently made available a significant number of skilled underground miners. In addition, the company has instituted a training program to bring new employees up to the status of qualified, experienced underground miners bringing the total number of miners at the end of 1998 to 303. During 1998, the company hired 128 experienced underground miners. The company will continue to recruit miners to meet the demands of the company's increased production goals.

REGULATORY AND ENVIRONMENTAL MATTERS

     General.  The company's business is subject to extensive federal, state and
     -------
local government controls and regulations, including regulation of mining and exploration which could involve the discharge of materials and contaminants into the environment, disturbance of land, reclamation of disturbed lands, associated potential impacts to threatened or endangered species and other environmental concerns. In particular, statutes including, but not limited to, the Clean Air Act, the Clean Water Act, the Solid Waste Disposal Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act and the National Environmental Policy Act, impose permit requirements, effluent standards, air emission standards, waste handling and disposal restrictions and other design and operational requirements, as well as recordkeeping and reporting requirements, upon various aspects of mineral exploration, extraction and processing. In addition, the company's existing mining operations may become subject to additional environmental control and mitigation requirements if applicable federal, state and local laws and regulations governing environmental protection, land use and species protection are amended or become more stringent in the future. For example, effective July 1, 1998 for the 1998 calendar year, the company was required for the first time to annually report the volume of its release of certain materials into the environment, including such constituents that are placed within engineered tailings impoundments. Such reporting is required by the Emergency Planning and Community Right-to-Know Act, noted above. Additionally, the company is aware that federal regulation under the Solid Waste Disposal Act governing the manner in which secondary materials and by-products of mineral extraction and benefication are handled, stored and reclaimed or reused are pending final revision which could affect the company's facility design, operations, and permitting requirements.

     The company's past and future activities may also cause it to be subject to liabilities under provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and analogous state law. Such laws impose strict liability on certain categories of potentially responsible parties including current property owners for releases or threatened releases of hazardous substances into the environment which cause the incurrence of cleanup costs.

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

     Permitting and Reclamation.  Operating Permit 00118 issued by the Montana
     --------------------------
Department of State Lands encompasses approximately 2,450 acres at the company's Stillwater Mine located in Stillwater County,

Montana. The permit delineates lands that may be subject to surface disturbance. At present, approximately 150 acres have been disturbed, 69 of which are occupied by the tailings impoundment. The remaining acreage consists of buildings, roads and portal sites. The company employs concurrent reclamation wherever feasible.

     Reclamation regulations affecting the company's operations are promulgated and enforced by the Hard Rock Bureau of the Montana Department of Environmental Quality. Additional reclamation requirements may be imposed by the USFS during the permitting process. For regulatory purposes, reclamation does not mean restoring the land to its pre-mining state. Rather, it is returning the post-mining land to a state which has stability and utility comparable to pre-mining conditions. Reclamation concerns include stabilization and vegetation of disturbed lands, controlling drainage from portals and waste rock dumps, removal of roads and structures, neutralization or removal of process solutions and visual aesthetics. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Obligations."

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

     In April 1996, the company submitted a permit amendment application for the expansion of the Stillwater Mine. This expansion proposal includes selection and construction of a new tailings impoundment and removal of the arbitrary 2,000 tons of ore per day production cap. During 1997, as a result of this application, the Montana DEQ began preparation of an Environmental Impact Statement in order to assess the environmental impacts of the amendment. The Montana DEQ issued the final Environmental Impact Statement in 1998, subsequent to review of draft issuances and a public hearing. In November 1998, the Record of Decision was issued by the Montana DEQ and the USFS. There were no material changes from the original application.

     In the first quarter of 1999, an environmental group filed a complaint against the Montana DEQ challenging the adequacy of the Environmental Impact Statement and reclamation provisions developed in connection with the amendment to the permit. The company is not named in the complaint. The complaint has not been served and it is difficult to predict whether or how it may by pursued. The company believes the suit is without merit.

     Capital outlay for the proposed long term tailings site is estimated to be approximately $22 million. The current tailings facility, located adjacent to the Stillwater Mine, has an expected life through the year 2003, assuming 2,000 tons of ore per day of mine production. A pipeline will connect the current and proposed tailings impoundments.

     The East Boulder project is permitted with all necessary environmental permits, including an operating permit to produce 2,000 tons of ore per day. The water quality discharge permit for the East Boulder mine is in the renewal process, during which time the formerly-issued permit remains in effect.


                              1998 EXPANSION PLAN

     During the third quarter of 1998, the company announced a new expansion plan with a long-term goal of reaching an annualized rate of PGM production of approximately 1.2 million ounces before year end 2001 (the "1998 Expansion Plan"). The key components of the 1998 Expansion Plan include increasing mine production at the Stillwater Mine from 2,000 to 3,000 tons of ore per day, construction of a tailings facility, developing a new mine at East Boulder with a permitted capacity of 2,000 tons of ore per day, and expansion of the smelter and base metals refinery to accommodate the increased throughput.

     The company has completed a preliminary study setting forth the expected costs and timetable for the 1998 Expansion Plan. Based upon studies by independent mining engineers and our internal analyses, it is currently estimated that the 1998 Expansion Plan will require capital investment of approximately $385 million, as set forth below.

     ESTIMATED CAPITAL INVESTMENT FOR THE 1998 EXPANSION PLAN
     --------------------------------------------------------
     Expansion of Stillwater Mine from 2,000 to 3,000 tons of ore per day and
        construction of a new tailings facility                                       $    75 million
     Development and construction of East Boulder mine and ancillary facilities           270 million
     Expansion of existing smelter and base metals refinery                                40 million
                                                                                      ---------------
        Total estimated capital investment                                            $   385 million

     The key risks associated with the 1998 Expansion Plan are discussed under the headings "Risk Factors--Expansion Plan Risks" and "--Government Regulations and Permitting."

     Expansion at the Stillwater Mine. In the second quarter of 1998, H.A.
     --------------------------------
Simons Ltd., independent mining engineers, completed an engineering study on the expansion of the Stillwater Mine. Based upon the engineering study and the company's internal analyses, the expansion is estimated to cost approximately $75 million and consists of modifications to the existing concentrator, additional underground development and completion of a new tailings disposal facility. During 1998, the concentrator expansion was completed and the remaining expansion is expected to be completed by the end of 2001. When this expansion is complete, it is expected that the Stillwater Mine will produce approximately 725,000 to 750,000 ounces of PGMs annually.

     Development of East Boulder. The East Boulder site will provide western
     ---------------------------
access to the J-M Reef. The company has received all major permits necessary to construct and operate a mining facility at East Boulder at a capacity of 2,000 tons of ore per day. Development at East Boulder will consist of construction of mine and support facilities, including an underground crusher, a surface concentrator and ancillary surface facilities. These facilities have been designed, however, to allow expansion beyond 2,000 tons of ore per day should this be economically justified and if existing operating permits are amended.

     In 1996, the company began work on the initial development phase of East Boulder and invested $7.8 million, primarily for construction of a tunnel boring machine and for electrical power supply to the mine portal site. The project was suspended in October 1996, primarily due to a downturn in palladium and platinum prices. However, the company continued to conduct permitting and environmental activities at East Boulder, spending $1.1 million during 1997. In November 1997, with the completion of the 1994 Expansion Plan and higher prices for palladium and platinum, the company restarted the East Boulder project.

     During 1998, the company completed the tunnel boring machine and began development work. Independent contractors have commenced work with the company to drive a 18,500-foot long, 15-foot diameter tunnel to reach the J-M Reef. The tunnel boring is expected to take between 12 and 18 months and as of February 28, 1999, the company has drilled approximately 8,200 feet. Based upon an independent engineering study by Kilborn International Inc. (which covered primarily the underground mine and mine-related infrastructure) and internal analyses, the company estimates the development of East Boulder should cost approximately $270 million. The company believes that the operating costs at East Boulder should be substantially similar to the costs at the existing operations at the Stillwater Mine. When completed, annual PGM production from East Boulder is expected to be approximately 450,000 to 500,000 ounces. The key risks associated with the development of the East Boulder mine are discussed under the headings "Risk Factors--Expansion Plan Risks" and "--Government Regulations and Permitting."

     Expansion of the Smelter and Base Metals Refinery. The company processes
     -------------------------------------------------
concentrate produced from the Stillwater Mine at a smelter and a base metals refinery located in Columbus, Montana. The company must expand these facilities in order to accommodate the increased production expected from the Stillwater Mine and the development of East Boulder. Based upon independent engineering estimates and the company's internal analyses, the estimated capital cost of expanding the smelter and the base metals refinery is approximately $40 million.

                  COMPETITION: PALLADIUM AND PLATINUM MARKET

     THE FOLLOWING DESCRIPTION OF RECENT EVENTS RELATING TO THE PALLADIUM AND PLATINUM MARKETS IS NOT INTENDED TO BE COMPLETE, AND READERS ARE ADVISED TO OBTAIN THEIR OWN INFORMATION AND ADVICE REGARDING THE COMMODITIES MARKETS.

GENERAL

     Palladium and platinum are rare precious metals with unique physical qualities that are used in diverse industrial applications and in the jewelry industry. The company knows of no economically viable replacements for PGMs in a number of key technological and industrial applications. The development of a less expensive alternative alloy or synthetic material which has the same characteristics as PGMs could have a material adverse effect on the company's revenues. Although the company is unaware of any such alloy or material, there can be no assurance that none will be developed.

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

DEMAND

     Demand for both palladium and platinum has increased since 1992, but the increased demand for palladium has been much more dramatic. Demand for palladium has grown from 3.9 million ounces in 1992 to 8.2 million ounces in 1998 - more than double in six years. Platinum demand has increased from 3.8 million ounces in 1992 to 5.1 million ounces in 1998 - a 34% increase.

     PGM's unique physical qualities include: (i) a high melting point; (ii) superior conductivity and ductility; (iii) a high level of resistance to corrosion; (iv) strength and durability; and (v) strong catalytic properties. Palladium, like platinum, has numerous industrial applications and when combined with silver, provides an extremely conductive material.

     The largest and fastest growing application for palladium is in the automotive industry, which represented nearly 51% of the palladium demand for 1998. Demand for palladium in the next several years is projected to increase significantly, driven primarily by its use in the production of automotive catalysts which reduce harmful automobile emissions. In the U.S., the automobile industry has made the decision to comply with standards that will decrease automotive emissions to National Low Emission Vehicle standards beginning with the 1999 model year vehicles. Europe and Japan have adopted more stringent standards for the future as well. With growing concern for cleaner air, it is expected that concern over automobile emissions will continue to spread. This could have a marked effect on palladium usage and to an undetermined extent, platinum.

     Approximately 30% of the palladium supply is consumed in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices. There are also indications that demand from the electronic and semiconductor industries will continue to be strong, although substitution of base metals for lower end applications continue to move forward. Dentistry has also been a major use for palladium due to the substitution of palladium alloys for gold-based dental alloys, representing approximately 15% of the palladium demand for 1998.

          Approximately 60% of current world platinum production is used for industrial and manufacturing processes, most significantly for the manufacture of catalytic converters for the global auto industry. In addition to catalytic converters, industrial uses of platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high octane gasolines and fuel cells. The balance of current platinum demand is for the production of jewelry, such as gem settings for rings, and for investment/collector coins. Supply and demand for platinum are essentially in balance.

     SUPPLY

          The primary production sources of palladium and platinum are mines located in the Republic of South Africa, which industry sources believe provided approximately 25% of the palladium and 74% of the platinum worldwide during 1998. The principal PGM mining companies in the Republic of South Africa are Anglo American Platinum Corporation, Ltd., Impala Platinum Holdings, Ltd. and Western Platinum, Ltd.

          The second largest source of palladium and platinum is Russia, which industry sources believe provided approximately 64% of the palladium and approximately 17% of the platinum worldwide in 1998. Approximately half of this supply is believed to have come from stockpiles. Small amounts of palladium and platinum are also produced in Canada principally as a by-product of nickel and copper mining.

          Supply of palladium is projected to be flat and may, in fact, decline in the future. In the past, the primary producer of palladium, Russia, has supplied over 64% of what is now a 8.2 million ounce (demand) world market. Russia is believed to produce approximately 2.0 million ounces a year as a by-product of nickel mining, and the remaining supply has come from stockpiles accumulated over the years. The general consensus in the western markets is that the Russian stockpiles of both palladium and platinum have declined significantly and will be exhausted within the foreseeable future. However, if it were to be determined that Russia's stockpiles of palladium and platinum were extensive, and if they still exist and were disposed of in the market, the increased supply could adversely affect the market prices of palladium and platinum.

          In addition to these sources it is possible to recover PGMs from automotive catalytic converters acquired from scrap yards. A small but growing industry has developed, predominantly in North America, in the collection and recovery of PGMs from scrap sources, including automotive catalytic converters and electronic and communications equipment. In 1998, the company began processing small shipments of spent automotive catalysts.

     PRICES

          The company's revenue and earnings depend upon world palladium and platinum prices. The company has no control over these prices, which tend to fluctuate widely. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Revenue" and "--Factors That May Affect Future Results and Financial Condition." The volatility of palladium and platinum prices is illustrated in the following table of the annual high, low and average prices per ounce.

                                       PALLADIUM                                             PLATINUM
                          ------------------------------------              ----------------------------------------
          YEAR            HIGH           LOW           AVERAGE              HIGH              LOW            AVERAGE
          ----            ----          ----           -------              ----             ----            -------
          1994            $163          $123             $143               $431             $379              $405
          1995             178           128              151                459              403               424
          1996             144           114              128                432              367               397
          1997             239           118              177                497              343               396
          1998             419           201              284                429              334               372

     All subsections under "Business and Properties" are qualified in their entirety by reference to "--Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Financial Condition."

                                 RISK FACTORS

     Set forth below are certain risks faced by the company. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That Could Affect Future Results."

  VULNERABILITY TO METALS PRICE VOLATILITY--CHANGES IN SUPPLY AND DEMAND COULD REDUCE REVENUES.

     Since the company's sole source of revenue is the sale of platinum group metals, changes in the market price of platinum group metals significantly impact profitability. Many factors beyond the company's control influence the market prices of these metals. These factors include global supply and demand, speculative activities, international political and economic conditions and production levels and costs in other platinum group metal producing countries, particularly Russia and South Africa.

     Current economic and political events in Russia could result in declining market prices. If Russia disposes of substantial amounts of platinum group metals from stockpiles or otherwise, the increased supply could reduce the market prices of palladium and platinum. Recent political instability in Russia and mounting economic problems make Russian stockpiles difficult to predict and the risk of sales from stockpiles more significant. Volatility was evident during 1997 and 1998, when apparent tightness in the market for platinum group metals led to high prices for current delivery contracts and "backwardation," a condition in which delivery prices for metals in the near term are higher than delivery prices for metals to be delivered in the future. See "--Competition: Platinum and Palladium Market" for further explanation of these factors.

     The company enters into hedging contracts from time to time to reduce the negative effect of price changes on the company's cash flow. In the past, these hedging activities typically consisted of contracts that required the company to deliver specific quantities of metal in the future at specific prices, the sale of call options and the purchase of put options. During the first quarter of 1997, the company entered into significant hedging positions, particularly in palladium, for sales in 1997 and 1998. Following that time, market prices for palladium to be delivered currently rose sharply. Because the company's contracts were entered into before the price increase, deliveries under the hedging contracts during 1997 and 1998 were made at below market prices and the company experienced substantial hedging losses. In 1998, the company realized $202 per ounce of palladium sold while average current delivery prices were $286 per ounce. Thus, while hedging transactions are intended to reduce the negative effects of price decreases, they can also prevent the company from benefitting from price increases. The company's below market hedge contracts were closed out during 1998 and the company has entered into long-term sales contracts that provide a floor price for sales of a portion of the company's production. For additional discussion of the marketing contracts, see "Business and Properties--Current Operations--Sales and Hedging Activities."

  EXPANSION PLAN RISKS--ACHIEVEMENT OF THE COMPANY'S LONG-TERM GOALS IS SUBJECT TO SIGNIFICANT UNCERTAINTIES.

     The company's achievement of its long-term expansion goals depends upon its ability to increase production substantially at the Stillwater Mine and related facilities and its ability to develop the East Boulder mine. Each of these tasks will require the company to construct mine and processing facilities and to commence and maintain production within budgeted levels. Although the company believes its goals and preliminary estimates are based upon reasonable assumptions, the company may need to revise its plans and estimates for the Stillwater Mine and East Boulder project as the projects progress. See "--East Boulder Project" and "--Expansion Plans" for further discussion of the company's expansion plans. Among the major risks to successful completion of the 1998 Expansion Plan are:

     . potential cost overruns during development of new mine operations and construction of new facilities;

     . possible delays and unanticipated costs resulting from difficulty in obtaining the required permits; and

     . the inability to recruit sufficient numbers of skilled underground miners.

    In addition, a decrease in the market price for platinum group metals would limit the company's ability to successfully implement and finance the 1998 Expansion Plan.

    Based on the complexity and uncertainty involved in development projects at this early stage, it is extremely difficult to provide reliable time and cost estimates. The company cannot be certain that either the Stillwater expansion or the development of East Boulder will be completed on time or at all, that the expanded operations will achieve the anticipated production capacity, that the construction costs will not be higher than estimated, that the expected operating cost levels will be achieved or that funding will be available from internal and external sources in necessary amounts or on acceptable terms.

     The company is not planning to obtain a complete feasibility study or a final engineering study for the East Boulder project. When an 18,500-foot access tunnel has been completed, the company will revaluate its geologic and process analyses, estimates of capital expenditures, cash operating costs and recovery rates to confirm the feasibility of proceeding with the East Boulder development. The project's capital costs, operating costs and economic returns may differ materially from the company's current analyses, which are based largely on preliminary engineering and cost estimates. The company will proceed with further development of East Boulder as the engineering studies are completed and the grade and continuity of the reserves are confirmed.

     East Boulder is a development project and has no operating history. Thus, estimates of future cash operating costs at East Boulder are based largely on the company's years of operating experience at the Stillwater Mine portion of the J-M Reef. Actual cash operating costs and economic returns may differ significantly from those currently estimated or those established in future studies and estimates. Although the company anticipates that the operating characteristics at East Boulder will be similar to the Stillwater Mine, new mining operations often experience unexpected problems during the development and start-up phases, which can result in substantial delays in reaching commercial production.

DEPENDENCE ON AGREEMENTS WITH SIGNIFICANT CUSTOMERS--THE COMPANY'S PROTECTION FROM LOW PRICES DEPENDS UPON PERFORMANCE OF ITS MARKETING CONTRACTS.

     In the third quarter 1998, the company entered into sales contracts covering the sale of palladium and platinum over the five-year period from January 1999 through December 2003. Under these contracts, the company has committed approximately 90% to 100% of its annual palladium production and 20% of its platinum production. The marketing contracts contain termination provisions that allow the purchasers to terminate in the event the company breaches and the breach is not cured within periods ranging from ten to thirty days of notice by the purchaser. In addition, the contracts contain force majeure provisions that allow for the suspension and, in one instance, the termination of the contract upon the occurrence of certain events, such as "acts of God," that are beyond the control of a contracting party and that limit the party's ability to perform the contract.

     The company, therefore, is subject to the customers' compliance with the terms of the contracts, their ability to terminate or suspend the contracts and the customers' willingness and ability to pay. In the event the company becomes involved in a disagreement with one or more of its customers, their compliance with these contracts may be at risk. For example, the company has negotiated floor prices that are well above historical low prices for palladium. In the event of a substantial decline in the market price of palladium, one or more of these customers could seek to renegotiate the prices or fail to honor the contracts. In such an event, the company's expansion plans could be threatened. In addition, under the Scotiabank Credit Facility, a default or modification of the marketing contracts could prohibit additional loans or require the repayment of outstanding loans. If the repayment of the credit facility accelerates, the company may be required to pay the principal and interest due on the 7% Convertible Subordination Notes due 2003. Although the company believes it has adequate legal remedies if a customer fails to perform, termination or breach could have a material adverse effect on the company's expansion plans and results of operations. See "Business and Properties--Current Operations--Sales and Hedging Activities" for additional information about the marketing contracts.

LIMITED AVAILABILITY OF ADDITIONAL MINING PERSONNEL AND UNCERTAINTY OF LABOR RELATIONS

     The operations of the company depend significantly on the availability of qualified miners. Historically, the company has experienced high turnover with respect to its miners. In addition, the company must compete for individuals skilled in the operation and development of mining properties. The number of such persons is limited, and significant competition exists to obtain their skills. The company cannot be certain that it will be able to maintain an adequate supply of miners and other personnel or that the company's labor expenses will not increase as a result of a shortage in supply of such workers. Failure to maintain an adequate supply of miners could adversely effect the company's expansion plans and results of operations. The company currently has approximately 916 employees, about 669 of whom are covered by a collective bargaining agreement with the Oil, Chemical and Atomic Workers Union, expiring June 30, 1999. The company's inability to negotiate an acceptable contract with this union or with a new union could result in work stoppages by the affected employees and increased operating costs as a result of higher wages or benefits paid. In the event the company's employees were to engage in a strike or other work stoppage, the company could experience a significant disruption of its operations and higher ongoing labor costs, which could have a material adverse effect on the company's business, financial condition and results of operations.

MINING RISKS AND POTENTIAL INADEQUACY OF INSURANCE COVERAGE

     Underground mining and the company's milling, smelting and refining operations involve a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, metallurgical and other processing, smelting or refining problems, unusual and unexpected rock formations, ground or slope failures, cave-ins, flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of God, mechanical equipment and facility performance problems and the availability of materials and equipment. Such risks could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. Fatalities have occurred at the company's mine since operations began in 1986. Industrial accidents could have a material adverse effect on the company's business and operations. Although the company believes that it maintains insurance within ranges of coverage consistent with industry practice, it cannot be certain that this insurance will cover the risks associated with mining or that the company will be able to maintain insurance to cover these risks at economically feasible premiums. The company might also become subject to liability for pollution or other hazards which it cannot insure against or which it may elect not to insure against because of premium costs or other reasons. Losses from such events could have a material adverse effect on the company.

ADVERSE EFFECT OF GOVERNMENTAL REGULATIONS--CHANGES TO REGULATIONS AND COMPLIANCE WITH EXISTING REGULATIONS COULD INCREASE COSTS AND CAUSE DELAYS.

     The company's business is subject to extensive Federal, state and local environmental controls and regulations, including the regulation of discharge of materials into the environment, disturbance of lands, threatened or endangered species and other environmental matters. These laws are continually changing and, as a general matter, are becoming more restrictive. Generally, compliance with these regulations requires the company to obtain permits issued by Federal, state and local regulatory agencies. Certain permits require periodic renewal or review of their conditions. The company cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed. Nonrenewal of permits or the imposition of additional conditions could have a material adverse effect on the company's financial condition or results of operations.

     Compliance with existing and future environmental laws and regulations may require additional control measures and expenditures which the company cannot predict. Environmental compliance requirements for new mines may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. Expansion will require new environmental permitting at the Stillwater Mine and mining and processing facilities at the East Boulder project.

     For example, in April 1996, the company submitted a permit amendment application for the expansion of the Stillwater Mine. This expansion proposal includes selection and construction of a new tailings impoundment and removal of the 2,000 tons of ore per day production cap. During 1997, as a result of this application, the Montana DEQ began preparation of an Environmental Impact Statement in order to assess the environmental impacts of the amendment. The Montana DEQ issued the final Environmental Impact Statement in 1998, subsequent to review of draft issuances and a public hearing. In November 1998, the Record of Decision was issued by the Montana DEQ and the USFS. There were no material changes from the original application. An environmental group filed a comlaint to challenge the adequacy of the Environmental Impact Statement and reclamation provisions developed in connection with the amendment to the permit. The complaint has not been served and it is difficult to predict whether or how it may by pursued.

     The company's activities are also subject to extensive Federal, state and local laws and regulations governing matters relating to mine safety, occupational health, labor standards, prospecting, exploration, production, exports and taxes. Compliance with these and other laws and regulations could require significant capital outlays. The company has not experienced any material difficulty emanating from these extensive laws and regulations in the past, nor does it have any basis to expect any material difficulty in the future. The company believes that it has successfully complied in all material respects with all Federal, state and local requirements for the current operations and planned expansion of its mining activities at the Stillwater Mine.

POTENTIAL NEGATIVE IMPACT OF NEW MINING LEGISLATION

     New laws and regulations, amendments to existing laws and regulations, or more stringent enforcement of existing laws and regulations could have a material adverse impact on the company's results of operations and financial condition. In the worst case, such amendments could render the company's mining operations uneconomic. During the 1998 legislative session, legislation was introduced into the United States Congress that proposed a number of modifications to the General Mining Law, which governs the location and maintenance of unpatented mining claims and related activities on federal lands. Among those modifications were proposals which would have:

 .  imposed a royalty on production from unpatented mining claims;

 .  imposed a fee on production from patented mining claims;

 .  increased the cost of holding mining claims; and

 . imposed more specific federal reclamation requirements on operations on mining claims.

     None of those proposed modifications were enacted into law; however, similar legislative proposals have been introduced in 1999. The potential impact on the company as a result of congressional action is difficult to predict, but legislation amending the General Mining Law could adversely affect the company's ability to economically develop the J-M Reef, virtually all of which is comprised of unpatented mining claims on federal lands.

DEPENDENCE ON A SINGLE MINE--THE STILLWATER MINE IS THE COMPANY'S SOLE SOURCE OF REVENUES.

     All of the company's revenues are currently derived from its mining operations at the Stillwater Mine. Although the company has not experienced any serious production interruption since production began in 1987, an interruption in operations at the Stillwater Mine or at any of the company's processing facilities would have a material adverse effect on the company's ability to generate revenues and profits in the future.

  UNCERTAINTY OF TITLE TO PROPERTIES

       The validity of unpatented mining claims on public lands, which constitute most of the property holdings of the company, is often uncertain and may be contested and subject to title defects. Unpatented mining claims may be located on U.S. federal public lands open to appropriation, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and is always subject to challenges of third parties or contests by the federal government. The validity of an unpatented mining claim or millsite, in terms of its location and its maintenance, depends on strict compliance with a complex body of federal and state statutory and decisional law and, for unpatented mining claims, the existence of a discovery of valuable minerals. In addition, few public records exist to definitively control the issues of validity and ownership of unpatented mining claims or millsites. While the company has obtained various reports, opinions and certificates of title for some of the unpatented mining claims or millsites it owns or to which it has the rights in accordance with what the company believes is industry practice, the company cannot be certain that the title to any of its claims may not be defective.

  DIFFICULTY OF ESTIMATING RESERVES ACCURATELY

       While the company's 1998 ore reserves have been affirmed and verified by independent consultants, the ore reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from limited drilling, which may prove unreliable. Reserve estimates are expressions of judgment based on knowledge, experience and industry practice. Although the company believes its estimated ore reserves are well established, it cannot be certain that its estimated ore reserves are accurate, and future production experience could differ materially from such estimates. Should the company encounter mineralization or formations at any of its mines or projects different from those predicted by drilling, sampling and similar examinations, reserve estimates may have to be adjusted and mining plans may have to be altered in a way that might adversely affect the company's operations. Declines in the market prices of platinum group metals may render the mining of some or all of the company's ore reserves uneconomic. The grade of ore may vary significantly from time to time and the company cannot give any assurances that any particular level of metal may be recovered from the ore reserves. Moreover, short-term factors relating to the ore reserves, such as the need for additional development of the ore body or the processing of new or different grades, may impair the profitability of the company in any particular accounting period.

  COMPLEXITY OF PROCESSING PLATINUM GROUP METALS

       Producers of platinum group metals are required to conduct additional processing procedures and construct and operate additional facilities compared to gold and silver producers. In addition to concentration facilities at the mine site, the company operates its own smelting and base metals refining facilities in Columbus, Montana to produce a filter cake that is shipped for final refining by a third party refiner. The operations of a smelter and refinery by the company require environmental steps and operational expertise not required of most other precious metals producers. Though the company has not experienced any material adverse effects to date, this additional complexity of operations poses additional operational and environmental risks.

                       EXECUTIVE OFFICERS OF THE COMPANY

       Set forth below is certain information concerning the individuals who are executive officers of the company.

  Name                  Age  Position
 -------------------------------------------------------------------------------
  William E. Nettles    55   Chairman of the Board and Chief Executive Officer
  John E. Andrews       52   President and Chief Operating Officer
  James A. Sabala       44   Vice President and Chief Financial Officer
  Gilmour Clausen       42   Vice President, Nye Operations

       The following are brief biographies of the company's executive officers:

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

       JOHN E. ANDREWS is currently President and Chief Operating Officer of the company and was appointed to the company's Board of Directors on January 1, 1999. He joined the company in 1993 after serving four years as the Director of International Mining Operations of Phelps Dodge Corporation. From 1979 to 1989, Mr. Andrews held various positions with Exxon Corporation and its affiliates, including Operations Support Division Manager of Exxon Coal and Minerals Company and Plans Coordination and Evaluation Manager of Exxon Minerals Company. Prior to joining Exxon, Mr. Andrews was a Consulting Mining Engineer with David S. Robertson & Associates from 1977 to 1979. From 1969 to 1977 he served in a variety of mining capacities with Union Corporation, Ltd. in the Republic of South Africa. He received a Bachelor of Science with honors from the Royal School of Mines, Imperial College, England in 1969.

       JAMES A. SABALA was appointed Vice President and Chief Financial Officer of the company effective April 1, 1998. Prior to joining the company, Mr. Sabala was with Coeur d'Alene Mines Corporation from 1981 to 1998, most recently as Senior Vice President and Chief Financial Officer. Prior to joining Coeur d'Alene Mines, Mr. Sabala was with Price Waterhouse & Co. as a Certified Public Accountant. He received a Bachelor of Science in Business, summa cum laude, with a major in Accounting from the University of Idaho.

       GILMOUR CLAUSEN is currently Vice President, Nye Operations. Mr. Clausen joined the company in 1995 after six years with Placer Dome Inc. in a number of positions, including General Manager of the Detour Lake Mine and the Endako Mines Division. Prior to that he was employed by Cleveland-Cliffs, Fording Coal and Noranda Mines Limited. Clausen received his Bachelor of Science and Master of Science degrees from Queen's University in Kingston, Canada. He also holds a Diploma in Civil Engineering from Ryerson Polytechnical University.

       Set forth below is certain information concerning other officers of the
  Company:

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

       ROBERT LAPPLE is currently Vice President, Metals Marketing. Mr. Lapple joined the company in 1998. Prior to joining the company, he was Vice President of Precious Metals with Gerald Metals, Inc./PGP Industries Inc. from 1996 to 1998. From 1995 to 1996 he was a vice president with the Moccatta Group of Standard Chartered Bank and served as a vice president with Engelhard Corporation from 1989 to 1995. From 1983 to 1989 he served in a number of roles of increasing responsibility with Gerald Metals, Inc. He received his Bachelor of Arts in economics from Davidson College.

       CRAIG PATRICK is currently Vice President, Human Resources. He joined the company in 1998 after serving twelve years with Cyprus Amax Minerals Company, most recently as Regional Director, Organizational Services. From 1969 to 1986 he was with Duval Corporation. He has a Bachelor of Science in Business Administration from the University of Arizona and a Masters in Business Administration from the University of Phoenix.


                                    ITEM 3
                               LEGAL PROCEEDINGS

       Not applicable.


                                    ITEM 4
              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

                                    PART II

                                     ITEM 5
                     MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

          The company's common shares were traded on the NASDAQ National Market under the symbol "PGMS" from December 16, 1994 to June 4, 1997. Effective June 5, 1997, the company began trading on the American Stock Exchange, Inc. ("AMEX") under the trading symbol "SWC". For the period from January 1, 1996 through December 31, 1998 the high and low sales prices for the company's common stock for each quarter as reported by NASDAQ or AMEX, as applicable, were:

                    1998                           HIGH                  LOW
                  -----------------------       --------              --------
                  First Quarter                   $16.88                $10.58
                  Second Quarter                   19.30                 14.92
                  Third Quarter                    21.30                 11.58
                  Fourth Quarter                   27.33                 19.42


                  1997                              HIGH                 LOW
                  ----------------------          --------            --------
                  First Quarter                   $15.83                $11.17
                  Second Quarter                   16.67                 13.17
                  Third Quarter                    15.00                 12.67
                  Fourth Quarter                   15.33                 10.17


          The prices for the company's common stock have been retroactively adjusted to reflect a three-for-two stock split effective December 31, 1998.

          STOCKHOLDERS. As of March 1, 1999, the company had 396 stockholders of record.

          DIVIDENDS. The company has never paid any dividends on its common stock and expects for the foreseeable future to retain all of its earnings from operations for use in expanding and developing its business. Any future decision as to the payment of dividends will be at the discretion of the company's Board of Directors and will depend upon the company's earnings, financial position, capital requirements, plans for expansion, loan covenants and such other factors as the Board of Directors deems relevant. Covenants in the Scotiabank Credit Facility significantly restrict the payment of dividends on common stock.

                                    ITEM 6
                     SELECTED FINANCIAL AND OPERATING DATA

(in thousands, except per share amounts)                                 1998         1997         1996         1995         1994
----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Revenues (1)                                                           $106,723     $ 76,877     $ 56,214     $ 51,335     $ 54,934
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
  Cost of metals sold (1)                                                66,793       67,948       50,175       45,864       46,041
  Depreciation and amortization                                          11,642       11,658        8,699        5,749        5,232
-----------------------------------------------------------------------------------------------------------------------------------
 Total cost of sales                                                     78,435       79,606       58,874       51,613       51,273
 General and administrative expenses and other                            5,102        3,479        2,532        1,974          768
-----------------------------------------------------------------------------------------------------------------------------------
 Total costs and expenses                                                83,537       83,085       61,406       53,587       52,041
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                  23,186       (6,208)      (5,192)      (2,252)       2,893
Interest income                                                           1,354        1,073        2,138        2,795          221
Interest expense, net of capitalized interest (2)                        (2,774)      (3,608)      (1,461)        (431)        (320)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes, extraordinary loss and
  cumulative effect of accounting change                                 21,776       (8,743)      (4,515)         112        2,794
Income tax (provision) benefit                                           (8,380)       3,366        1,736          (44)        (243)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary loss and cumulative effect
  of accounting change                                                   13,386       (5,377)      (2,779)          68        2,551
Extraordinary loss on early extinguishment of debt, net of tax                -            -            -            -
  benefit of $357 (3)                                                                                                          (568)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting change              13,386       (5,377)      (2,779)          68        1,983
Cumulative effect of accounting change, net of income tax                     -            -
  provision of $8,677 (4)                                                                          13,861            -            -
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                      $ 13,386     $ (5,377)    $ 11,082     $     68     $  1,983
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE (5)
Income (loss) before extraordinary loss and cumulative
   effect of accounting change                                         $   0.43     $  (0.18)    $  (0.09)    $      -     $   0.11
Extraordinary loss (3)                                                        -            -            -            -        (0.02)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of
    accounting change                                                  $   0.43     $  (0.18)    $  (0.09)    $      -     $   0.09
Cumulative effect of accounting change (4)                                    -            -         0.46            -            -
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                      $   0.43     $  (0.18)    $   0.37            -     $   0.09
-----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE (5)
Income (loss) before extraordinary loss and cumulative
    effect of accounting change                                        $   0.38     $  (0.18)    $  (0.09)    $      -     $   0.11
Extraordinary loss (3)                                                        -            -            -            -        (0.02)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of
    accounting change                                                  $   0.38     $  (0.18)    $  (0.09)    $      -     $   0.09
Cumulative effect of accounting change (4)                                    -            -         0.46            -            -
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                      $   0.38     $  (0.18)    $   0.37     $      -     $   0.09
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding (5)
    Basic                                                                31,472       30,435       30,140       30,102       22,700
    Diluted                                                              35,019       30,435       30,140       30,102       22,700
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOW DATA
Net cash provided by (used in) operating activities                    $ 31,399     $ (1,297)    $ 14,464     $  6,009     $  9,220
Capital expenditures (6)                                                 78,272       15,820       58,413       46,133        9,315
BALANCE SHEET DATA
Current assets                                                         $ 85,378     $ 35,303     $ 49,061     $ 44,974     $ 77,234
Total assets                                                            335,937      229,219      239,910      162,175      153,498
Current liabilities                                                      26,617       12,249       15,833       10,370        9,427
Long-term debt and capital lease obligations                             58,992       61,513       62,563        8,713        1,715
Shareholders' equity                                                    228,007      141,392      143,666      132,305      132,171
Working capital                                                          58,761       23,054       33,228       34,604       67,807
-----------------------------------------------------------------------------------------------------------------------------------
(footnotes on following page)

(in thousands, except per share amounts)                               1998     1997     1996     1995     1994
                                                                     ----------------------------------------------
OPERATING DATA
Tons milled (7)                                                           719      577      446      398      373
Mill head grade (8)                                                      0.69     0.70     0.67     0.67     0.80

Ounces of palladium produced                                              340      271      196      169      207
Ounces of platinum produced                                               104       84       59       51       63
-----------------------------------------------------------------------------------------------------------------
  Total ounces produced (9)                                               444      355      255      220      270
-----------------------------------------------------------------------------------------------------------------
Ounces of palladium sold                                                  337      288      214      180      216
Ounces of platinum sold                                                   103       91       62       54       63
-----------------------------------------------------------------------------------------------------------------
     Total ounces sold (9)                                                440      379      276      234      279
 ----------------------------------------------------------------------------------------------------------------

PRICE AND COST DATA (10)
Average realized price per palladium ounce                              $ 202    $ 144    $ 144    $ 157    $ 138
Average realized price per platinum ounce                                 377      388      410      425      399
Combined average realized price per ounce                                 243      203      204      219      197

Cash costs per ton milled                                               $  93    $ 107    $ 105    $ 119    $ 124
Cash costs per ounce produced                                             151      174      184      215      173
Total costs per ounce produced                                            178      207      219      240      191
-----------------------------------------------------------------------------------------------------------------


(1) Revenues consist of the sales revenue for palladium and platinum, including any hedging gain or loss. By-product metals revenue and secondary materials processing revenue are included as a reduction of cost of metals sold.
(2) Capitalized interest for the years ended December 31, 1998, 1997 and 1996 totaled $2.1 million, $1.5 million and $2.2 million, respectively.
(3) Upon early extinguishment of notes issued in connection with the 1994 private placement, the unamortized balance of deferred debt issue costs of $925,000 ($568,000 net of taxes) was charged against income as an extraordinary item.
(4) Net income for 1996 reflects a change in accounting policy which became effective January 1, 1996. Pursuant to this policy, the company changed its method of accounting for mine development expenditures by capitalizing certain direct and indirect costs related to development activities, which were previously expensed. The effect of the accounting change on 1996 results was to increase net income by approximately $5.2 million ($0.17 per share). Assuming the accounting change had been applied retroactively, the unaudited pro forma effect would have been an increase in net income of $3.0 million ($0.10 per share) in 1995.
(5) In 1997, the company adopted SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share. All prior period per share data presented have been restated to conform with the provisions of this statement.
(6) Aggregate capital expenditures related to the 1994 and 1998 Expansion Plans were $9.3 million, $39.5 million, $35.9 million, $2.9 million, and $49.9 million in 1994, 1995, 1996, 1997 and 1998.
(7) Tons milled represent the number of grade-bearing tons of ore fed to the concentrator.
(8) Mill head grade is presented as ounces of palladium and platinum combined per ton.
(9) Ounces produced is defined as the number of ounces produced from the concentrator during the period reduced by losses expected to be incurred in subsequent smelting and refining processes. Differences in ounces produced and ounces sold are caused by the length of time required by the smelting and refining processes.
(10) A combined average realized price of palladium and platinum is reported at the same ratio as ounces are produced from the base metals refinery. Cash costs include cash costs of mining, processing and administrative expenses at the mine site (including overhead, taxes other than income taxes, royalties and credits for metals produced other than palladium and platinum.) Total costs of production include cash costs plus depreciation and amortization. Income taxes, corporate general and administrative expenses and interest income and expense are not included in either total or cash costs.

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

      PRODUCTION

         The company mines, processes and refines palladium, platinum, and associated metals from the J-M Reef in Montana. The company conducts its mining operations at the Stillwater Mine, and recently announced its 1998 Expansion Plan intended to reach an annualized rate of PGM production of
     1.2 million ounces before year end 2001. The company plans to expand existing operations at the Stillwater Mine and develop the East Boulder site. See "Business and Properties--1998 Expansion Plan."

          The company's production of palladium and platinum is determined by the tons of ore mined, the mill head grade (ounces of precious metal per ton of mined ore) and metallurgical recovery. The company defines its mine production as those ounces contained in concentrate when it is shipped to the company's smelter, which generally occurs within four days of the ore being mined. The company records revenue when partially-refined ounces are shipped from its base metals refinery to a third-party refiner for final processing. Shipment from the base metals refinery to a third-party refiner generally occurs within 15 to 18 days of mining. Approximately 40 days elapse between the time ore is extracted from the Stillwater Mine and the time ounces of precious metal contained in that ore are made available to the company by a third-party refiner. Because of the length of the processing cycle and the different cutoff points for identifying production and sales, production may not always correspond to sales in a particular accounting period. However, any production not shipped from the base metals refinery at the end of an accounting period is generally shipped during the first two weeks of the subsequent period.

          In 1994, the company commenced a major expansion project designed to double ore throughput at its Nye, Montana operation to 2,000 tons of ore per day. This expansion effort was completed in mid-1997, and during the fourth quarter of that year, the company successfully attained its 2,000 tons of ore per day goal. Increases in ore tonnage in 1997 and 1998 were achieved by the company as a result of the operation of the new 1950-foot shaft and the underground crusher and conveyor system. Also, the company added manpower, increased the number of active stopes and improved productivity, principally through the increase of mechanized mining methods.

          The ore grade of the company's reserves is generally consistent, but, as is common in an underground mine, the grade mined and the recovery rate achieved will vary from period to period. In particular, mill head grade can be expected to vary by up to 10% from quarter to quarter. During 1998, the average mill head grade of ore processed was 0.69 ounce of PGMs per ton of ore. During 1997, the average mill head grade of ore processed was 0.70 ounce of PGMs per ton of ore, compared to the 1996 average mill head grade of 0.67 ounce of PGMs per ton of ore.

     REVENUE

          The company's revenue and earnings are significantly influenced by worldwide prices of palladium and platinum, which can be volatile and over which the company has no control. Sales to significant customers represented approximately 60%, 90% and 98% of total revenues for the years ended December 31, 1998, 1997 and 1996, respectively. The company sells its metals to a small number of customers and brokers; however, the company may, if the need were to arise, readily sell its metal in markets throughout the world.

          Until the second quarter of 1997, the company used basic hedging techniques involving spot deferred forward contract commitments and put and call options to attempt to lock in prices for its production, benefit from price increases and protect against price decreases. During the first quarter of 1997 the company entered into significant hedge positions, particularly for palladium, for 1997 and 1998. These hedging contracts, which expired in 1998 precluded the company from obtaining the benefit of increased market palladium prices in 1997 and 1998. As a result, the company's revenues were unfavorably impacted, in 1998 with the company's combined average 1998 realized price for palladium falling about 29% below the combined average 1998 market price. These below market hedge contracts matured and the metal was delivered by the close of 1998. The objective of the company's hedging policy in the future will be to benefit from upward price movements while providing floor prices to reduce the company's exposure to downside price movements. Pursuant to this policy, the company entered into sales contracts to sell approximately 90% to 100% of its palladium production and 20% of its platinum production from 1999 through 2003. Palladium sales under these contracts will be at a slight discount to market prices. These contracts provide for an average floor price of approximately $225 per ounce on substantially all of the company's annual production and an average maximum price of $400 per ounce on approximately 30% of production. The 20% of the company's platinum production covered by these contracts will be sold at a slight discount to market prices, subject to floor of $350 per ounce and a cap of $425 per ounce. See "Risk Factors--Dependence on Agreements with Significant Customers."

  COST STRUCTURE

       The company's current operating costs per ounce have improved significantly as a result of increased production at the Stillwater Mine.
  Cash costs of production include cash costs of mining, processing, general and administrative expenses at the minesite, royalties and taxes other than income taxes and are net of byproduct metals revenue. Mine site general and administrative expenses include overhead, taxes other than income, and royalties. Operating efficiencies were achieved through economies of scale as production increased. In addition, material handling and material processing efficiencies were realized once the underground shaft was commissioned in June 1997, as the shaft provided a more automated method for transporting ore and waste underground. Finally, the successful implementation of controls to minimize mine dilution also had a favorable impact on the company's cost structure. Management expects these operating efficiencies will continue to be realized in the future.

                             RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

          PGM Production.  Total ore tons mined in the year ended December 31,
          --------------
     1998 increased 24% to 720,000 tons, from 580,000 tons for the year ended December 31, 1997. Tons milled in 1998 averaged about 2,000 tons of ore per day compared with an average of 1,600 tons of ore per day milled in 1997. Increases in ore tonnage were achieved as a result of the mine expansion, primarily through operating efficiencies gained by commencing underground ore crushing, adding mine manpower and improving stoping productivity. Enhanced stoping productivity was driven by an increase in mechanized mining to almost 85% of 1998 tons mined, up from 80% in 1997.

          The average head grade of ore delivered to the mill was 0.69 ounces per ton in 1998, compared to 0.70 ounce per ton achieved in 1997. Metallurgical recovery was 91% in 1998, compared to 89% in 1997 and is the result of the use of additional flotation cells installed to increase retention time in flotation.

          Palladium and platinum production increased 25% to 444,000 ounces for the year ended December 31, 1998 from 355,000 ounces in 1997. Once again, this substantial improvement in production was primarily the result of the mine expansion and, more specifically, was driven by the increase in tons milled during 1998, coupled with an improvement in the recovery rate resulting from the installation of three additional flotation cells earlier in the year.

          Revenues.  Revenues were $106.7 million for the year ended December
          --------
     31, 1998 compared with $76.9 million in 1997, an increase of 39% and were the result of higher production levels and higher realized PGM prices.

          Palladium sales increased to 337,000 ounces in 1998 from 288,000 ounces in 1997. Platinum sales increased to 103,000 ounces in 1998 from 91,000 ounces in 1997. Total sales of metal increased 16% to 440,000 ounces in 1998 from 379,000 ounces in 1997, primarily due to significantly higher production levels achieved in 1998.

          The combined average realized price per ounce of palladium and platinum sold in 1998 was $243 per ounce, compared to $203 per ounce in 1997, while the combined average market price rose about 32% to $304 per ounce in 1998, compared with $230 per ounce in 1997. The company was unable to realize the average market price for palladium in 1998 because of its inability to defer delivery upon favorable terms on its market deferred palladium forward contracts due to continued severe backwardation in the palladium markets during 1997 and 1998. The average realized price per ounce of platinum sold was $377 per ounce in 1998, a decline of 3% compared with $388 per ounce in 1997. The platinum market price was $372 per ounce in 1998 compared to $395 per ounce in 1997. The average realized price per ounce of palladium was $202 per ounce in 1998 compared to $144 per ounce for 1997, while the average market price increased 61% to $286 per ounce in 1998 from $178 per ounce in 1997.

          Costs and Expenses.  Cash production costs per ounce in the year ended
          ------------------
     December 31, 1998 decreased $23, or 13%, to $151 per ounce from $174 per ounce in the year ended December 31, 1997, primarily the result of a 25% increase in metal production. Total production costs per ounce in the year ended December 31, 1998 decreased $29, or 14% to $178 per ounce from $207 per ounce in the year ended December 31, 1997. This decrease is also primarily due to increased metal production.

          Operating Income (Loss).  The company reported operating income of
          -----------------------
     $23.2 million for the year ended December 31, 1998, compared with an operating loss of $6.2 million for 1997. The higher operating income was mainly the result of increased metal production and higher realized prices. For 1998, general and administrative costs were $5.1 million compared with $3.5 million in 1997.

          Net Income (Loss).  Primarily as a result of increased operating
          -----------------
     income, the company has provided for income taxes of $8.4 million compared to a reported benefit of $3.4 million for the year ended December 31, 1997. As a result the company reports net income of $13.4 million for the year ended December 31, 1998 compared with net loss of $5.4 million in 1997.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

          PGM Production.  Total ore tons mined in the year ended December 31,
          --------------
     1997 increased 37% to 580,000 tons from 424,000 tons for the year ended December 31, 1996. Tons milled in 1997 averaged about 1,600 tons of ore per day compared with an average of 1,200 tons of ore per day milled in 1996. Increases in ore tonnage were achieved as a result of the mine expansion, primarily through operating efficiencies gained by commencing underground ore crushing, adding mine manpower and improving stoping productivity. Enhanced stoping productivity was driven by an increase in mechanized mining to almost 80% of 1997 tons mined, up from 60% in 1996.

          The average head grade of ore delivered to the mill was 0.70 ounce per ton in 1997, an increase over the 0.67 ounce per ton achieved in 1996. The mill head grade increased primarily due to successful implementation of controls to minimize mining dilution. Additionally, commissioning of the production shaft in June 1997 produced greater efficiencies in material handling and subsequent material processing through the mill.

          Palladium and platinum production increased 39% to 355,000 ounces for the year ended December 31, 1997 from 255,000 ounces in 1996. Once again, this substantial improvement in production was primarily the result of the mine expansion and, more specifically, was driven by the increase in tons milled during 1997 and a higher average mill head grade, coupled with an improvement in the recovery rate resulting from the installation of three additional flotation cells earlier in the year .

          Revenues.  Revenues were $76.9 million for the year ended December 31,
          --------
     1997 compared with $56.2 million in 1996, an increase of 37%.

          Palladium sales increased to 288,000 ounces in 1997 from 214,000 ounces in 1996. Platinum sales increased to 91,000 ounces in 1997 from 62,000 ounces in 1996. Total sales of metal increased 37% to 379,000 ounces in 1997 from 276,000 ounces in 1996, primarily due to significantly higher production levels achieved in 1997 as a result of the 1994 mine expansion. Effective January 1, 1997, the company changed its method of revenue recognition whereby revenue is recognized when product is shipped from the company's base metals refinery to an external refiner. This change made the company's revenue recognition policy more comparable with other precious metals producers. The cumulative effect of this change as of January 1, 1997 was to increase revenue by approximately $2.7 million in the first quarter of 1997; the effect on net income was not material.

          The combined average realized price per ounce of palladium and platinum sold in 1997 was $203 per ounce, roughly the same as 1996, while the combined average spot price rose about 20% to $230 per ounce in 1997, compared with $191 per ounce in 1996. The average realized price per ounce of palladium remained constant at $144 per ounce for both 1997 and 1996, while the average spot price increased 39% to $178 per ounce in 1997 from $128 per ounce in 1996. The average realized price per ounce of platinum sold was $388 per ounce in 1997, a decline of 5% compared with $410 per ounce in 1996. The platinum spot price remained about the same in both years at $395 per ounce. The company was unable to realize the average spot price for palladium in 1997 because of its inability to defer delivery upon favorable terms on its spot deferred palladium forward contracts due to continued severe backwardation in the palladium markets during 1997.

          Costs and Expenses.  Cash costs per ounce of metal produced in the
          ------------------
     year ended December 31, 1997 decreased $10 to $174 per ounce from $184 per ounce in the year ended December 31, 1996, primarily the result of a 39% increase in metal production. Total costs per ounce of metal produced in the year ended December 31, 1997 decreased $12 to $207 per ounce from $219 per ounce in the year ended December 31, 1996. This decrease is also primarily due to increased metal production.

          Operating Income (Loss).  The company incurred an operating loss of
          -----------------------
     $6.2 million for the year ended December 31, 1997, compared with an operating loss of $5.2 million for 1996. The higher operating loss was mainly the result of a $1.1 million increase in general and administrative costs. For 1997, general and administrative costs were $2.9 million compared with $1.8 million in 1996. The $2.9 million of expenses for 1997 included approximately $1.6 million of non-recurring severance costs and professional fees related to changes in the company's business processes and management structure and the reorganization of the company's Board of Directors. The decrease in costs per ounce for the current year was driven by significantly higher production in 1997, about 39% more than in 1996. Operating efficiencies also contributed to the lower cost per ounce.

          Net Income (Loss). The company realized a net loss of $5.4 million for
          -----------------
     the year compared with net income of $11.1 million in 1996, when results included the cumulative effect of an accounting change. Absent this accounting change, the net loss for 1996 was $2.8 million. The larger net loss in 1997 was driven by lower realized platinum prices, reduced interest income on lower cash balances and increased net interest expense.

                        LIQUIDITY AND CAPITAL RESOURCES


               The company's working capital at December 31, 1998 was $58.8 million compared to $23.1 million at December 31, 1997. The ratio of current assets to current liabilities was 3.2 at December 31, 1998, compared to 2.9 at December 31, 1997.

          Net cash provided by operations for the year ended December 31, 1998 was $31.4 million compared with cash used in operations of $1.3 million in 1997, an increase of $32.7 million. The increase is a result of increased net income of $18.8 million and an increase in the provision for deferred income taxes of $11.7 million in 1998 as compared to 1997.

          A total of $54.8 million of cash was used in investing activities in 1998 compared to $12.1 million in 1997. The increased usage was primarily due to an increase in capital expenditures as a result of the development of the East Boulder project and the Stillwater Mine expansion.

          For the year ended December 31, 1998, cash flow from financing activities was $69.0 million compared to $1.2 million for the year ended December 31, 1997. The increase is primarily due to the completion in the fourth quarter of 1998 of 2.3 million common share offering which provided approximately $67 million.

          As a result of the above, cash and cash equivalents increased by $45.6 million for the year ended December 31, 1998, compared with a decrease of $12.2 million in the comparable period of 1997.

          In September 1998, the company completed the sale leaseback of a tunnel boring machine and miscellaneous other mining equipment. The leases are classified as operating leases for financial reporting purposes and are non-cancellable with terms of seven years. The annual rental payments during the term of the leases are approximately $1.6 million.

          In 1998, the company announced plans to expand the Stillwater Mine and to develop East Boulder. Total capital to fund the expansion is expected to approximate $385 million. Of this, the Stillwater Mine expansion is expected to cost about $75 million; East Boulder is expected to cost approximately $270 million; and approximately $40 million is designated for the expansion of the company's smelter and base metals refinery located in Columbus, Montana. During 1999, the company expects to invest approximately $200 million on capital items, including capitalized interest of $6 million.

          Cash flow from operating activities is not expected to be sufficient to cover 1999 capital expenditures. Based on cash and short-term investments on hand and expected cash flows from operations, along with existing credit facilities of $175 million, management believes there is sufficient liquidity to meet 1999 operating and capital needs. The company may, from time to time, also seek to raise additional capital from the public or private securities markets or from other sources for general corporate purposes and for investments beyond the scope of the current phase of its current expansion plans.

          The company has obtained a seven-year $175 million credit facility from a syndicate of banks led by the Bank of Nova Scotia. The facility provides for a $125 million term loan facility and a $50 million revolving credit facility. Borrowings may be made under the term loan facility until December 31, 2000 and amortization of the term loan facility will commence on March 31, 2001. The final maturity of the term loan facility and revolving credit facility will be December 31, 2005.

          The loans will be required to be prepaid from excess cash flow, proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Proceeds of the term loan facility will be used to finance a portion of the 1998 Expansion Plan. Proceeds of the revolving credit facility will be used for general corporate and working capital needs. At the company's option, the Scotiabank Credit Facility will bear interest at LIBOR or an alternate base rate, in each case plus a margin. The interest rate may be adjusted depending upon the company's ratio of debt to operating cash flow. Substantially all the property and assets of the company and its subsidiaries and the stock of the company's subsidiaries have been pledged as security for the Scotiabank Credit Facility.

          Conditions precedent to both initial and subsequent borrowing under the term loan facility and revolving credit term loan facility and revolving credit facility include: (1) continued performance of the marketing contracts; (2) receipt of satisfactory milestone reports regarding the 1998 Expansion Plan; and (3) receipt of all government and third party approvals necessary or advisable for the 1998 Expansion Plan.

          Covenants in the Scotiabank Credit Facility restrict: (1) additional indebtedness; (2) payment of dividends or redemption of capital stock; (3) liens; (4) investment, acquisitions, dispositions or mergers; (5) transactions with affiliates; (6) capital expenditures (other than those associated with the 1998 Expansion Plan); (7) refinancing or prepayment of subordinated debt (excluding an underwritten call or conversion of the company's 7% Convertible Subordinated Notes Due 2003); (8) changes in the nature of business conducted or ceasing operations at the principal operating properties; and (9) commodities hedging to no more than 90% of annual palladium production and 75% of annual platinum production (excluding the sales covered by the company's marketing contracts and similar agreements). The company also is subject to financial covenants including a debt to operating cash flow ratio, is debt service coverage ratio and a debt to equity ratio.

          Events of default include: (1) a cross-default to other indebtedness of the company or its subsidiaries; (2) any material modification to the life-of-mine plan for the Stillwater Mine; (3) a change of control of the company; (4) the failure to maintain annual palladium production of at least 315,000 ounces in the year 2000 and at least 490,000 ounces each year thereafter or (5) any breach or modification of any of the sales contracts. Default under the Scotiabank Credit Facility may constitute a default under the indenture associated with the Convertible Notes. The indenture for the Convertible Notes also contains standard covenants and provisions for events of default.

          In addition, the company had an unsecured working capital line of credit with N M Rothschild & Sons Limited, with a maximum borrowing capacity of $15 million. As of December 31, 1998, there were no borrowings against this credit line, and the company could borrow up to $9.3 million based upon quarterly borrowing calculations under the terms of the agreement. This facility was cancelled concurrent with completion of the Scotiabank Credit Facility.

     MARKET RISK
     -----------

          The company may from time to time utilize derivative instruments to financial risk. The company has no material derivative position as of December 31, 1998. During the third quarter of 1998, the company entered into sales contracts with General Motors Corporation, Ford Motor Company, Mitsubishi Corporation and KEMET Corp. These contracts cover the company's PGM production over the five-year period from January 1999 through December 2003. During this period, the company has committed between 90% to 100% of its actual palladium production and approximately 20% of its planned annual platinum production. Palladium and platinum sales are priced at a slight discount to market, with floor prices on substantially all of the company's production committed under these contracts averaging $225 per ounce of palladium and $350 per ounce of platinum. The company has also agreed to an average maximum price of approximately $400 per ounce on approximately 30% of its palladium production and $425 per ounce on approximately 20% of its planned annual platinum production.



                           ENVIRONMENTAL OBLIGATIONS

          The company focused on one significant environmental project during 1998. This project involved securing an amendment to the company's existing permit from the Montana Department of Environmental Quality which provided for a substantial increase in throughput at the Stillwater Mine site and construction of a tailings facility on a tract of land owned by the company in Stillwater County, Montana. The costs associated with this permitting effort were $0.3 million in 1998 and $0.3 million in 1997. The company does not expect to incur additional costs in connection with the project. The company does not anticipate incurring any significant capital or unusual operating expenditures for other environmental compliance within the next 12 months. In the first quarter of 1999, an environmental group filed a complaint against the Montana Department of Environmental Quality challenging the adequacy of the Environmental Impact Statement and reclamation provisions developed in connection with the permit amendment. The company believes the complaint is without merit. In 1998, the company's environmental expenses were $0.6 million and capital expenditures for environmental equipment were $0.1 million. The company incurred $1.0 million in environmental-related costs during 1997, of which half were expensed and half were for purchases of environmental equipment. The company's ongoing operating expenditures for environmental compliance are expected to be approximately $0.8 million per year.

     The company is presently required to post surety bonds with the State of Montana in the amount of $11.1 million, which also represents the company's best estimate of mine closure and reclamation costs for current operations. The company does not believe that costs will materially exceed this estimate. The company is accruing for reclamation costs over the life of the Stillwater Mine based on current production levels and estimated proven and probable reserves. On December 31, 1998 and 1997, the accrued liability was $0.7 million. The company periodically reviews the adequacy of its reclamation and mine closure obligations in light of current laws and regulations and will adjust its estimate as necessary.

                               YEAR 2000 ISSUES

     Year 2000 will impact computer programs written using two digits rather than four to define the applicable year. Any programs with time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operation, including a temporary inability to process transactions, send invoices or engage in other ordinary activities. This problem largely affects software programs written years ago, before the issue came to prominence. The company primarily uses third-party software programs written and updated by outside firms, and the company is in the process of determining whether this software is Year 2000 compliant. In May 1996, the company began the implementation of a new information technology infrastructure that the company believes will be fully Year 2000 compliant. This infrastructure will be in place by the fourth quarter of 1999. The company does not believe that the costs associated with additional Year 2000 compliance will be material.

     The company has set in motion an effort to obtain written assurances from its material suppliers regarding their Year 2000 compliance. As a result of this effort, the company expects to generate by the second quarter of 1999 a validated list of suppliers that are Year 2000 compliant, and will use the entities on this list to obtain its supplies.

     The company has also begun the process of obtaining written assurances from the company's material customers regarding their Year 2000 compliance. The company's goal is to obtain by the second quarter of 1999 written assurances from customers that they are Year 2000 compliant or that they are expecting to become Year 2000 compliant before December 31, 1999. In addition, the company is developing contingency plans to deal with potential Year 2000 risks that could occur as a result of power failures or the failure of other critical systems.

     Although the company has taken significant steps to address the Year 2000 problem, there can be no assurance that the failure of the company and/or its material customers or suppliers to timely attain Year 2000 compliance will not materially reduce the company's revenues or income, or that these failures and/or the impacts of broader compliance failures by telephone, mail, data transfer or other utility or general service providers or government or private entities will not have a material adverse effect on the company.

        FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. Such statements include comments regarding expansion plans, costs, grade, production and recovery rates, permitting, financing needs, the terms of future credit facilities and capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and the palladium and platinum market. Factors that could cause actual results to differ materially from those anticipated include:

 .    worldwide economic and political events affecting the supply and demand of palladium and platinum;

 .    price volatility of PGMs;

 .    potential cost overruns, difficulty in making reliable estimates in the early stages of expansion, uncertainties involved in developing a new mine and other factors associated with a major expansion;

 .    fluctuations in ore grade, tons mined, crushed or milled;

 .    variations in concentrator, smelter or refinery operations

 .    geological, technical, permitting, mining or processing problems;

 .    availability of experienced employees;

 .    financial market conditions;

 .    compliance of the company and significant customers with marketing contracts; and

 .    the other factors discussed under "Risk Factors."

     Investors are cautioned not to put undue reliance on forward-looking statements. The company disclaims any obligation to update forward-looking statements.

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


                              William E. Nettles
                              Chairman of the Board and Chief Executive Officer


                              James A. Sabala
                              Vice President and Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Stillwater Mining Company


     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in shareholders' equity present fairly in all material respects, the financial position of Stillwater Mining Company and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 2, the company changed its method of accounting for mine development expenditures in 1996.

PRICEWATERHOUSECOOPERS, LLP
Denver, Colorado
February 3, 1999

                           STILLWATER MINING COMPANY
--------------------------------------------------------------------------------
                          CONSOLIDATED BALANCE SHEET
              (in thousands, except share and per share amounts)

December 31,                                                                        1998          1997
-----------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                           $ 49,811      $  4,191
Short-term investments                                                                     -        13,468
Inventories                                                                            9,333         7,380
Accounts receivable                                                                   21,762         6,926
Deferred income taxes                                                                  2,980         1,989
Other current assets                                                                   1,492         1,349
-----------------------------------------------------------------------------------------------------------
     Total current assets                                                             85,378        35,303

Property, plant and equipment, net                                                   247,556       191,254
Other noncurrent assets                                                                3,003         2,662
-----------------------------------------------------------------------------------------------------------
     Total assets                                                                   $335,937      $229,219
===========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                                                    $ 11,980      $  2,709
Accrued payroll and benefits                                                           3,332         1,972
Property, production and franchise taxes payable                                       3,971         3,682
Current portion of long-term debt and capital lease obligations                        2,425         1,982
Other current liabilities                                                              4,909         1,904
-----------------------------------------------------------------------------------------------------------
     Total current liabilities                                                        26,617        12,249

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations                                          58,992        61,513
Deferred income taxes                                                                 19,009        11,782
Other noncurrent liabilities                                                           3,312         2,283
-----------------------------------------------------------------------------------------------------------
     Total liabilities                                                               107,930        87,827
-----------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 12)

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued                 -             -
Common stock, $0.01 par value, 50,000,000 shares authorized, 34,548,559
      and 20,377,623 shares issued and outstanding                                       345           204
Paid-in capital                                                                      214,281       141,193
Accumulated earnings (deficit)                                                        13,381            (5)
-----------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                      228,007       141,392
-----------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                     $335,937      $229,219
===========================================================================================================

The accompanying notes are an integral part of these financial statements.

                           STILLWATER MINING COMPANY
--------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)

Year ended December 31,                                                    1998           1997           1996
--------------------------------------------------------------------------------------------------------------------
REVENUES                                                                   $ 106,723      $   76,877     $  56,214
--------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of metals sold                                                           66,793          67,948        50,175
Depreciation and amortization                                                 11,642          11,658         8,699
--------------------------------------------------------------------------------------------------------------------
  Total cost of sales                                                         78,435          79,606        58,874
 General and administrative expenses and other                                 5,102           3,479         2,532
--------------------------------------------------------------------------------------------------------------------
  Total costs and expenses                                                    83,537          83,085        61,406
--------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                                       23,186          (6,208)       (5,192)

OTHER INCOME (EXPENSE)
Interest income                                                                1,354           1,073         2,138
Interest expense, net of capitalized interest
 of $2,126, $1,535, and $2,218                                                (2,774)         (3,608)       (1,461)
--------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                       21,766          (8,743)       (4,515)

INCOME TAX (PROVISION) BENEFIT                                                (8,380)          3,366         1,736
--------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                                                            13,386          (5,377)       (2,779)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET
 OF INCOME TAX PROVISION OF $8,677                                                 -               -        13,861
--------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                          $  13,386      $   (5,377)    $  11,082
====================================================================================================================

BASIC EARNINGS PER SHARE
Income (loss) before cumulative effect of accounting change                $    0.43      $    (0.18)    $   (0.09)
Cumulative effect of accounting change                                             -               -          0.46
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                          $    0.43      $    (0.18)    $    0.37
====================================================================================================================

DILUTED EARNINGS PER SHARE
Income (loss) before cumulative effect of accounting change                $    0.38      $    (0.18)    $   (0.09)
Cumulative effect of accounting change                                             -               -          0.46
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                          $    0.38      $    (0.18)    $    0.37
--------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                         31,472          30,435        30,140
Diluted                                                                       35,019          30,435        30,140

The accompanying notes are an integral part of these financial statements.

                           STILLWATER MINING COMPANY
--------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31,                                                   1998       1997       1996
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                       $ 13,386   $ (5,377)  $ 11,082
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating activities:
   Depreciation and amortization                                          11,642     11,658      8,699
   Deferred income taxes                                                   8,380     (3,366)    (1,736)
   Cumulative effect of accounting change,
     net of income tax provision of $8,677                                     -          -    (13,861)
   Loss on disposition of fixed assets                                       309        592        772
   Other                                                                       -          -       (335)
Changes in operating assets and liabilities:
   Inventories                                                            (1,953)     6,142      4,928
   Accounts receivable                                                   (14,836)    (6,855)       (71)
   Accounts payable                                                        9,271     (2,330)       288
Other                                                                      5,200     (1,761)     4,698
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       31,399     (1,297)    14,464
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                    (78,272)   (15,702)   (58,295)
 Purchase of short-term investments                                       (2,277)   (11,497)   (48,290)
 Proceeds from maturity of short-term investments                         15,745     15,089     55,163
 Proceeds from sale/leaseback transactions                                10,019          -          -
--------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                    (54,785)   (12,110)   (51,422)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock, net of stock issue costs                       71,084      1,740        414
 Redemption of common stock                                                    -          -       (134)
 Proceeds from capital lease and debt issue, net of debt issue costs           -        855     53,206
 Payments on long-term debt and capital lease obligations                 (2,078)    (1,386)      (853)
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 69,006      1,209     52,633
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
 Net increase (decrease)                                                  45,620    (12,198)    15,675
 Balance at beginning of year                                              4,191     16,389        714

--------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                                  $ 49,811   $  4,191   $ 16,389
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                           STILLWATER MINING COMPANY
--------------------------------------------------------------------------------
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   (in thousands)

                                                                                         Accumulated
                                                      Shares         Common    Paid-in     Earnings       Total
                                                   Outstanding       Stock     Capital     (Deficit)      Equity
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                          20,065         $  201    $ 137,814 $  (5,710)      $ 132,305
Net income and comprehensive income                        -              -            -    11,082          11,082
Common stock redeemed                                     (7)             -         (134)        -            (134)
Common stock issued under stock plan                      78              -          455         -             455
Other                                                      -              -          (42)        -             (42)
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                          20,136         $  201    $ 138,093 $   5,372       $ 143,666
Comprehensive loss:
 Net loss                                                  -              -            -    (5,377)         (5,377)
 Comprehensive income for the tax benefit
   from stock options exercised                            -              -        1,363         -           1,363
--------------------------------------------------------------------------------------------------------------------
 Comprehensive loss                                        -              -        1,363    (5,377)         (4,014)
--------------------------------------------------------------------------------------------------------------------
Common stock issued under stock plan                     242              3        1,772         -           1,775
Other                                                      -              -          (35)        -             (35)
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                          20,378         $  204    $ 141,193 $      (5)      $ 141,392
Comprehensive income:
 Net income                                                -              -            -    13,386          13,386
 Comprehensive income for the tax benefit
   from stock options exercised                            -              -        2,145         -           2,145
--------------------------------------------------------------------------------------------------------------------
 Comprehensive income                                      -              -        2,145    13,386          15,531
--------------------------------------------------------------------------------------------------------------------
Common stock issued under stock plan                     355              3        4,430         -           4,433
Conversion of 7% notes                                     -              -           17         -              17
Issuance of shares pursuant to public stock offering   2,300             23       66,615         -          66,638
Three-for-two stock split                             11,516            115         (119)        -              (4)
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                          34,549         $  345    $ 214,281 $  13,381       $ 228,007
====================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                    NOTE 1
                             NATURE OF OPERATIONS

     Stillwater Mining Company, a Delaware corporation, is engaged in the exploration, development, extraction, processing and refining of palladium, platinum and associated minerals from the J-M Reef located in Stillwater and Sweet Grass Counties, Montana. The J-M Reef is a twenty-eight (28) mile long geologic formation containing the highest known grade deposit of platinum group metals in the world.

     The company's operations consist of the Stillwater Mine, a fully permitted minesite located on the J-M Reef in Nye, Montana, the East Boulder project, a fully permitted development project located at the western end of the J-M Reef in Sweet Grass County, Montana and a smelter and base metals refinery located in Columbus, Montana.

     During 1998, the company announced plans to accelerate the expansion of the Stillwater Mine, development of the East Boulder project and expansion of the smelter and base metals facilities. Key components of the expansion are development of the Stillwater Mine and concentrator facilities to expand production from 2,000 tons per day to 3,000 tons per day, development of the East Boulder mine and ancillary facilities to provide for an initial production rate of 2,000 tons per day and expansion of the smelter and base metals refinery. The company plans to reach an annual production rate of approximately
1.2 million ounces of palladium and platinum during 2001.

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

CASH AND CASH EQUIVALENTS

     The company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 1998 and 1997, cash and cash equivalents included $4.1 and $4.2 million of cash, respectively. The balance of reported amounts consist principally of investment grade commercial paper. Amounts reported represent cost which approximates fair value.

SHORT-TERM INVESTMENTS

     Short-term investments may consist of corporate bonds and commercial paper. Short-term investments are carried at amortized cost, which approximates fair value, as the company has the ability and intent to hold to maturity.

INVENTORIES

     Metals inventories are carried at the lower of current market value or cost. Production costs include the cost of direct labor and materials, depreciation and amortization, as well as administrative expenses relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or fair market value.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from five to twenty years or, for capital leases, the term of the related leases. Maintenance and repairs are charged to operations as incurred. Mine development expenditures incurred to increase existing production, develop new ore bodies or develop mineral property substantially in advance of production are capitalized and amortized using a units-of-production method over the proven and probable reserves. Interest is capitalized on expenditures related to construction or development projects and amortized using the same basis of depreciation as the related asset. Capitalization is discontinued when the asset is placed into operation or development ceases. Exploration costs are expensed as incurred.

     Effective January 1, 1996, the company changed its method of accounting for mine development expenditures whereby certain direct and indirect costs related to development activities, which were previously expensed as incurred, are now capitalized. This change is believed to better present current income from mining activities because it results in a better matching of expenses with the revenue generated as a result of those expenses. The effect of the accounting change on 1996 results was to increase net income by approximately $5.2 million ($0.17 per share).

     The company follows SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the estimated carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows. As of December 31, 1998, the company does not believe that any impairments have occurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The company's non-derivative financial instruments consist primarily of cash and short-term investments, accounts receivable and debt. The carrying amounts of cash, short-term investments and accounts receivable approximate fair value due to their short maturities. At December 31, 1998 and 1997, based on rates available for similar types of obligations, the fair values of long-term debt and capital lease obligations were not materially different from their carrying amounts.

REVENUE RECOGNITION

     Revenues consist of the sales of palladium and platinum, including any hedging gain or loss. Byproduct metals revenue and secondary materials processing revenue are included as a reduction to the cost of metals sold. Effective January 1, 1997, the company changed its method of revenue recognition whereby revenue is recognized when product is shipped from the company's base metals refinery to an external refiner. Sales and receivables are provisionally valued and later adjusted when sales prices are finalized and weight and assay calculations are completed. The cumulative effect of this change as of January 1, 1997 was to increase revenue by approximately $2.7 million in the first quarter of 1997; the effect on net income was not material. Prior to 1997, the company recognized revenue when product was delivered and transferred to the buyer.

HEDGING PROGRAM

     The company enters into forward sales contracts and option contracts from time to time to manage the effect of price changes in palladium and platinum on the company's sales. The results of these transactions are included in sales revenue at the same time as the hedged production.

RECLAMATION AND ENVIRONMENTAL COSTS

     Post-closure reclamation and site restoration costs are estimated based on environmental regulatory requirements and are accrued ratably over the life of the mine using a units-of-production method. Current expenditures related to ongoing environmental and reclamation programs are expensed as incurred, although the ultimate amount of the obligations to be incurred is uncertain at December 31, 1998 and 1997, the company has posted $8.9 million in reclamation bonds for state and federal requirements. The accrued reclamation liability was approximately $0.7 million at December 31, 1998 and 1997.

INCOME TAXES

     Income taxes are determined using the asset and liability approach in accordance with the provisions set forth in SFAS No. 109, Accounting for Income Taxes. This method gives consideration to the future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on currently enacted tax rates.

STOCK-BASED COMPENSATION

     The company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and therefore continues to account for stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, because options are granted at fair market value, no compensation expense has been recognized for options issued under the company's stock option plans. The company has made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting, as defined in SFAS No. 123, had been applied.

EARNINGS PER SHARE

     The company follows SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share.

     Basic earnings per share excludes dilution and is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                                    NOTE 3
                           NEW ACCOUNTING STANDARDS

     Effective January 1, 1998, the company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and presentation of comprehensive income and its components.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for the fiscal year beginning January 1, 2000 and establishes accounting and reporting standards for derivative instruments and hedging activities. The company is currently assessing the impact of this statement.

     Additionally in June 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 is effective for fiscal year 1999 and requires that the costs of start-up activities be expensed as incurred. The company believes that the effect of this statement on the company's financial statements will not be material.

                                    NOTE 4
                                  INVENTORIES

(in thousands)                                      1998        1997
-----------------------------------------------------------------------
Metals inventory
  Raw ore                                         $    267   $     460
  Concentrate and in-process                         4,988       3,604
-----------------------------------------------------------------------
                                                     5,255       4,064
Materials and supplies                               4,078       3,316
-----------------------------------------------------------------------
                                                  $  9,333   $   7,380
=======================================================================

                                    NOTE 5
                         PROPERTY, PLANT AND EQUIPMENT

(in thousands)                                         1998        1997
---------------------------------------------------------------------------
Machinery and equipment                           $   25,055    $  23,195
Leased equipment                                      12,256       12,098
Buildings and structural components                   69,262       67,437
Mine development                                     143,142      127,508
Land                                                   2,220        2,220
Construction-in-progress:
 East Boulder Project                                 23,582        9,319
 Stillwater Mine Expansion                            33,160            -
Other construction-in-progress                         3,346        3,240
---------------------------------------------------------------------------
                                                     312,023      245,017
Less accumulated depreciation and amortization       (64,467)     (53,763)
---------------------------------------------------------------------------
                                                  $  247,556    $ 191,254
===========================================================================


                                    NOTE 6
                 LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

SPECIAL INDUSTRIAL EDUCATION IMPACT REVENUE BONDS

     These bonds were issued by the company in 1989 in three series to finance impact payments to local school districts. The bonds bear interest at varying rates between 6.5% and 7.8% and mature in increasing annual principal amounts through 2009. The balance outstanding at December 31, 1998 and 1997 was $1.3 million and $1.6 million, respectively, of which approximately $0.1 million was classified as current in each year. The bonds, which are collateralized by the company's real estate, are secured by guarantees from Chevron Corporation and Manville Corporation. Scheduled principal repayments during the years 1999 through 2003 are approximately $0.1 million in each year. Scheduled principal repayments subsequent to 2003 total $0.9 million.

CONVERTIBLE SUBORDINATED NOTES

     In April 1996, the company sold $51.5 million of 7% Convertible Subordinated Notes (the "Convertible Notes"), maturing on May 1, 2003. The Convertible Notes are unsecured, subordinated obligations. As of December 31, 1998 and 1997, $51.4 and $51.5 million were classified as long-term debt, respectively.

     The Convertible Notes are convertible into shares of common stock on or before May 1, 1999, unless previously redeemed, at a conversion price of $17.87 per share as adjusted to reflect the three-for-two stock split ($26.80 per share at original issuance). The company is required to make semi-annual interest payments. The Convertible Notes are redeemable at the option of the company on or after May 1, 1999, having no other funding requirements until maturity.

     In connection with the offering of the Convertible Notes, the company filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, relating to the resale of the Convertible Notes and the common stock issuable upon conversion. This registration statement was declared effective by the Securities and Exchange Commission on December 19, 1996.

     The company made cash payments for interest expense of $4.6, $3.3 and $0.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

Year ended December 31,
----------------------------------------------------------------------
1999                                                        $ 3,001
2000                                                          2,976
2001                                                          2,115
2002                                                          1,581
2003                                                            482
Subsequent to 2003                                               59
----------------------------------------------------------------------
Total minimum lease payments                                 10,214
Less amount representing interest                            (1,519)
----------------------------------------------------------------------
Present value of net minimum lease payments                   8,695
Less current portion                                         (2,332)
----------------------------------------------------------------------
Total capital lease obligation                              $ 6,363
======================================================================

ROTHSCHILD CREDIT AGREEMENT

     As of April 19, 1994, the company established an unsecured working capital line of credit with N M Rothschild & Sons Limited, having a maximum borrowing capacity of $15 million, subject to a borrowing base computation. The line of credit is scheduled to expire on April 30, 1999. Interest on amounts drawn is payable at

1.5% per annum over the prevailing London Interbank Offered Rate or 0.5% over the prevailing prime rate. Fees of 1.5% per annum are levied on the aggregate amount of any letters of credit issued under the facility and a commitment fee of 0.5% per annum is payable on available but unused amounts. These fees were $0.1 million in 1998, 1997 and 1996. As of December 31, 1998, the company has approximately $9.3 million available, is in compliance with all financial covenants and has no debt outstanding under this facility. This facility will be cancelled concurrent with completion of the credit facility with the Bank of Nova Scotia.

SCOTIABANK CREDIT FACILITY

     The company has a commitment for a $175 million credit facility with the Bank of Nova Scotia ("the Scotiabank Credit Facility"). The Scotiabank Credit Facility provides for a $125 million term loan facility and a $50 million revolving credit facility. The Scotiabank Credit Facility is expected to mature on December 31, 2005. Proceeds of the term loan facility will be used to finance a portion of the company's development of the East Boulder project, Stillwater Mine expansion and processing facilities expansion (1998 Expansion Plan). Proceeds of the revolving credit facility will be used for general corporate and working capital needs. At the company's option, the Scotiabank Credit Facility will bear interest at LIBOR or an alternate base rate, in each case plus a margin of 1.00% to 1.75% which may be adjusted depending upon the company's ratio of debt to operating cash flow. Substantially all the property and assets of the company and its subsidiaries and the stock of the company's subsidiaries will be pledged as security for the Scotiabank Credit Facility. The commitment is also subject to numerous operating, financial and reporting covenants customary for agreements of this type.

                                    NOTE 7
                            EMPLOYEE BENEFIT PLANS

     On June 1, 1993, the company established the Stillwater Mining Company 401(k) Plan and Trust (the "existing plan"). From June 1, 1993 through September 30, 1996, all eligible employees could participate in this plan. On October 1, 1996, the company established the Stillwater Mining Company 401(k) Plan and Trust for Bargaining Unit Employees ("the new plan"). All bargaining unit employees' assets were transferred to the new plan, while all non-bargaining unit employees continue participation under the existing plan. Employees of the company with at least six months of consecutive service are eligible to participate in their respective plan. Other than the differentiation between bargaining unit employees and non-bargaining unit employees, the plans are identical. The company matches employee contributions at a 2:1 ratio up to 3% of the employee's gross wages. Both plans have a three-year cliff vesting period. Monthly contributions are made to separate trust funds administered by an independent investment manager. Total plan expenses charged to operations were $1.2 million, $1.0 million and $0.9 million in 1998, 1997 and 1996, respectively.

                                    NOTE 8
                COMMON AND PREFERRED STOCK PLANS AND AGREEMENTS

STOCK PLAN

     The company sponsors the stock option plans that enable the company to grant stock options or restricted stock to employees, non-employee directors and consultants. There are 4,050,000 shares of common stock authorized for issuance under the plans.

     Awards granted under the plans may consist of either incentive stock options (ISO) or non-qualified stock options (NSO), stock appreciation rights
(SAR), restricted stock, or other stock-based awards, with the exception that non-employee directors may not be granted SARs and only employees of the company may be granted ISOs.

     The plans are administered by the Compensation Committee of the company's Board of Directors, which determines the exercise price, exercise period, vesting period and all other terms. Unexercised options expire ten years after the date of grant.

     There are approximately 784,000 shares available for grant as of December 31, 1998. Stock option activity for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

                                                                                                        Weighted Average
                                                                                Weighted Average          Fair Value of
                                                              Shares             Exercise Price          Options Granted
--------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1995                       845,200               $    9.49                    -
    (303,688 exercisable)
1996 Activity:
    Options granted                                            278,775               $   21.40             $   9.47
    Options exercised                                          (77,595)              $    5.87                    -
    Options canceled                                           (40,575)              $   18.56                    -
--------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1996                     1,005,805               $   12.70                    -
    (674,592 exercisable)
1997 Activity:
    Options granted                                            486,275               $   19.90             $  10.53
    Options exercised                                         (239,881)              $    7.59                    -
    Options canceled                                           (31,650)              $   20.86                    -
--------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1997                     1,220,549               $   16.40                    -
    (940,198 exercisable)
1998 Activity:
    Options granted                                            620,060               $   24.36              $ 12.17
    Options exercised                                         (350,914)              $   12.40                    -
    Options canceled                                           (21,400)              $   22.47                    -
    Three-for-two stock split                                  734,423                      -                     -
--------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1998                     2,202,718               $   13.74                    -
    (1,162,031 exercisable)

     The following table summarizes information for outstanding and exercisable options as of December 31, 1998:

                                                     Options Outstanding               Options Exercisable
                                                     -------------------               -------------------
                                                  Average          Weighted                           Weighted
              Range of           Number          Remaining          Average          Number            Average
           Exercise Price      Outstanding     Contract Life    Exercise Price     Exercisable     Exercise Price
           --------------      -----------     -------------    --------------     -----------     --------------
              $3.91              218,540           5.79           $   3.91            218,540        $   3.91
         $ 8.96 - $12.83         635,947           7.53           $  12.24            395,439        $  12.00
         $13.00 - $15.91         893,511           6.21           $  14.50            467,302        $  14.49
         $16.00 - $19.25         292,559           5.60           $  17.65             80,750        $  17.26
         $20.25 - $24.67         162,161           4.82           $  21.59                  -               -
                               ---------                                           ----------
                               2,202,718                                            1,162,031
                               =========                                           ==========

     The company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net earnings and earnings per share is required by SFAS 123, and has been determined as if the company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,                                                   1998               1997             1996
----------------------------------------------------------------------------------------------------------------------------
Weighted average expected lives (years)                                     6.5               5.9              5.9
Interest rate                                                           4.4 - 5.5%        5.7 - 6.7%       5.2 - 6.2%
Volatility                                                                  53%               47%              45%
Dividend yield                                                               -                 -                -
============================================================================================================================

   Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The company's pro forma information follows (in thousands, except for per share amounts):

                                                                            1998            1997            1996
------------------------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                                              $  10,560      $  (7,966)       $   9,697
Pro forma net income (loss) per share:
   Basic                                                                 $    0.34      $   (0.26)       $    0.32
   Diluted                                                               $    0.30      $   (0.26)       $    0.32
====================================================================================================================================

     Additionally, 9,950 shares and 30,000 shares of restricted stock were granted in 1997 and 1994, respectively. Deferred compensation related to restricted stock was recorded as a component of paid-in capital and is amortized over the two-year vesting period.

     Outstanding options to purchase 1,938,607, -0- and -0- shares of common stock were included in the computation of diluted earnings per share for the years ended December 31, 1998, 1997 and 1996, respectively. Outstanding options to purchase 264,111, 1,220,549 and 1,005,805 shares of common stock were excluded from the computation of diluted earnings per share for the years ended December 31, 1998, 1997 and 1996, respectively, because the effect of inclusion would have been antidilutive using the treasury stock method.

     In addition, 2,878,656 million shares (1,919,104 million prior to stock split) of common stock issuable under the terms of the company's Convertible Subordinated Notes were excluded from the computation of diluted earnings per share for the years ended December 31, 1997 and 1996, respectively, because the effect of inclusion would have been antidilutive using the treasury stock method.



SHAREHOLDERS' RIGHTS AGREEMENT

     In October 1995, the Board of Directors of the company adopted a Rights Agreement under which Stillwater shareholders of record as of November 15, 1995 received a dividend in the form of Preferred Stock Purchase Rights (the "Rights"). The Rights permit the holder to purchase one one-thousandth of a share (a unit) of Series A Preferred Stock, par value $0.01 per share (the "Preferred Stock"), at a purchase price of $80 per unit, subject to adjustment. All outstanding Rights may be redeemed by the company at any time until such time the Rights become exercisable. Until a Right is exercised, the holder thereof has no rights as a shareholder of the company, including the right to vote or receive dividends. Subject to certain conditions, the Rights become exercisable ten business days after a person or group acquires or commences a tender or exchange offer to acquire a beneficial ownership of 15% or more of the company's outstanding common stock. The Rights expire on October 26, 2005 unless earlier redeemed or exercised.

                                    NOTE 9
                                 INCOME TAXES

     The total income tax provision (benefit) has been allocated as follows (in thousands):

Year ended December 31,                                                         1998             1997              1996
-----------------------------------------------------------------------------------------------------------------------------
Income tax provision (benefit)                                           $     8,380      $    (3,366)      $    (1,736)
Cumulative effect of accounting change                                             -                -             8,677
-----------------------------------------------------------------------------------------------------------------------------
Total income tax provision (benefit)                                     $     8,380      $    (3,366)      $     6,941
=============================================================================================================================

     The components of the income tax provision (benefit) consisted of the following (in thousands):

Year ended December 31,                                                         1998             1997              1996
-----------------------------------------------------------------------------------------------------------------------------
Current federal                                                            $     298         $      -          $    220
Current state                                                                      -                -                 -
-----------------------------------------------------------------------------------------------------------------------------
   Total current                                                                 298                -               220
Deferred federal                                                               7,320           (3,060)           (2,137)
Deferred state                                                                   762             (306)              181
-----------------------------------------------------------------------------------------------------------------------------
   Total deferred                                                              8,082           (3,366)           (1,956)
Income tax provision (benefit)                                             $   8,380         $ (3,366)        $  (1,736)
=============================================================================================================================

     The deferred tax (assets) liabilities are comprised of the tax effect of the following (in thousands):

December 31,                                                                                     1998              1997
-----------------------------------------------------------------------------------------------------------------------------
Property and equipment                                                                    $     8,087       $     6,959
Mine development costs                                                                         35,146            26,551
-----------------------------------------------------------------------------------------------------------------------------
   Total deferred tax liabilities                                                              43,233            33,510
-----------------------------------------------------------------------------------------------------------------------------
Capital lease obligations                                                                      (1,013)           (1,024)
Noncurrent liabilities                                                                         (1,347)             (903)
Current liabilities                                                                            (2,103)           (1,188)
Inventory                                                                                        (117)              (86)
State tax deduction                                                                            (1,219)           (1,219)
Net operating loss and other carryforwards                                                    (21,703)          (19,297)
-----------------------------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                                     (27,502)          (23,717)
-----------------------------------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                                              $    15,731       $     9,793
=============================================================================================================================

     The following is a reconciliation between the tax provision determined by applying the federal statutory income tax rate of 35% in 1998, 1997 and 1996 to pre-tax income, and the company's tax provision (benefit) (in thousands):

Year ended December 31,                                                         1998             1997              1996
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and
    cumulative effect of accounting change                               $    21,766      $    (8,743)      $    (4,515)
=============================================================================================================================
Income taxes at statutory rate                                           $     7,618      $    (3,060)      $    (1,580)
State income taxes, net of federal benefit                                       762             (306)             (156)
=============================================================================================================================
Income tax provision (benefit)                                           $     8,380      $    (3,366)      $    (1,736)
=============================================================================================================================

     At December 31, 1998, the company had approximately $69.9 million of regular tax net operating loss carryforwards expiring during 2009 through 2018. The company made cash payments of $316,000, $0 and $0 for the years ended December 31, 1998, 1997 and 1996, respectively.



                                    NOTE 10
                             CAPITAL TRANSACTIONS

COMMON STOCK OFFERING

    On October 20, 1998, 2,000,000 shares of the company's common stock were sold under the company's existing $200 million universal shelf registration statement, which was declared effective by the Securities and Exchange Commission (SEC) on July 17, 1998. On November 4, 1998, 300,000 additional shares were sold pursuant to the underwriter's over-allotment option. The $66.6 million of net proceeds will be used to finance a portion of the costs of the company's expansion plan.

COMMON STOCK SPLIT

    On December 8, 1998, the Board of Directors declared a three-for-two stock split on the company's common stock effected in the form of a stock dividend to shareholders of record on December 21, 1998. This stock split was recorded as of the close of business on December 31, 1998 by transferring par value of $115,158 from additional paid in capital to common stock. All per share data, including stock option information, have been restated to reflect this stock split.


                                    NOTE 11
                             COMMODITY INSTRUMENTS

     The company may use forward sales or other commodity instruments to manage its exposure to market risk from changes in palladium and platinum commodity prices. The company may also lease metal to counterparties to earn interest on excess metal balances.

     As of December 31, 1998, the company had 9,550 ounces of its December palladium production sold forward for delivery in January 1999 at an average price of $284 per ounce. At December 31, 1998, the company had 13,100 ounces of platinum sold forward at an average price of $375 per ounce, with maturities in 1999.

     The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company, Mitsubishi Corporation and KEMET Corp. The contracts cover the company's production over the five-year period from January 1999 through December 2003. Under the contracts, the company has committed between 90% to 100% of its palladium production. Palladium sales are priced at a slight discount to market, with a floor price averaging approximately $225 per ounce. The company has agreed to an average maximum palladium price of approximately $400 per ounce on approximately 30% of its production. The remaining 70% of the company's palladium production is not subject to any price cap. In addition, the company has committed approximately 20% of its planned annual platinum production over the next five years. Platinum sales are priced at a slight discount to market, subject to an average minimum price of $350 per ounce with an average maximum price of $425 per ounce. The remaining 80% of the company's planned annual platinum production is not committed under these contracts. Such platinum production remains available for sale at prevailing market prices. The sales contracts contain termination provisions that allow the purchasers to terminate in the event the company breaches and the breach is not cured within periods ranging from ten to thirty days of notice by the purchaser. In addition, the contracts contain force majeure provisions that allow for the suspension and, in one instance, the termination of the contract upon the occurrence of an event of force majeure.

                                    NOTE 12
                         COMMITMENTS AND CONTINGENCIES

REFINING AGREEMENTS

     The company has contracted with threefour entities to refine its filter cake production. Even though there are limited number of PGM refiners, the company is not economically dependent upon any one refiner.

OPERATING LEASES

     In September 1998, the company completed the sale and leaseback of a tunnel boring machine and miscellaneous other mining equipment. The leases are classified as operating leases for financial reporting purposes and are non-cancelable with terms of seven years. Rental/lease expense, including all leases, amounted to approximately $0.1 million in 1998. Rental expense in prior years was insignificant.

     Future minimum lease payments for non-cancelable leases with terms in excess of one year are $1.6 million in each of the years 1999 - 2003, and $2.7 million thereafter.

SIGNIFICANT CUSTOMERS

     Sales to significant customers represented approximately 60%, 90% and 98% of total revenues for the years ended December 31, 1998, 1997 and 1996, respectively. The company sells its metals to a small number of customers and brokers; however, the company is not economically dependent upon these customers since palladium and platinum can be readily sold in numerous markets throughout the world.

ELECTRIC SERVICE AGREEMENT

   During 1996, Montana Power Company (MPC) upgraded the company's transmission line and substation facilities. The cost of this upgrade to MPC totaled approximately $2.9 million. In a contract between MPC and the company, the company agrees to reimburse MPC for these costs through additional electric revenues produced from the company's increased load in excess of 8,000 kilowatts. At the completion of the five-year agreement, if the total additional revenues, as defined in the contract between MPC and the company, has not met or exceeded MPC's investment cost, the company will be required to pay MPC the difference.

                                    NOTE 13
                          QUARTERLY DATA (UNAUDITED)

     Quarterly earnings data for the years ended December 31, 1998 and 1997 were as follows (in thousands, except per share data):

                                                                   First          Second            Third          Fourth
------------------------------------------------------------------------------------------------------------------------------
1998 QUARTERS
------------------------------------------------------------------------------------------------------------------------------
Revenue                                                          $21,513         $26,523          $28,198         $30,489
Operating income                                                   2,371           5,597            6,657           8,561
Net income                                                           982           3,061            3,790           5,553
Basic earnings per share                                            0.04            0.10             0.12            0.17
Diluted earnings per share                                          0.04            0.10             0.12            0.15
------------------------------------------------------------------------------------------------------------------------------
1997 QUARTERS
------------------------------------------------------------------------------------------------------------------------------
Revenue                                                          $16,003         $22,292          $16,998         $21,584
Operating income (loss)                                           (3,301)             46           (1,699)         (1,254)
Net loss                                                          (2,190)           (679)          (1,664)           (844)
Basic and diluted earnings per share                               (0.07)          (0.03)           (0.05)          (0.03)
==============================================================================================================================

                                    NOTE 14
               MINERAL RESERVES AND PRODUCTION DATA (UNAUDITED)

Proven and probable palladium and platinum reserves (1) consisted of the following:

December 31,                                            1998           1997           1996           1995          1994
------------------------------------------------------------------------------------------------------------------------------
STILLWATER MINE
Ore reserves (thousands of tons)                       23,745        17,999         15,619        11,072         10,797
Grade (2)                                                0.71          0.79           0.80          0.82           0.82
Contained metal (thousands of ounces)
   Palladium (3)                                       12,910        10,940          9,595         7,058          6,918
   Platinum (3)                                         3,912         3,315          2,907         2,016          1,976
==============================================================================================================================
   Total contained metal                               16,822        14,255         12,502         9,074          8,894
==============================================================================================================================

EAST BOULDER
Ore reserves (thousands of tons)                       13,313        11,510         11,510        11,510         11,510
Grade (2)                                                0.71          0.79           0.79          0.79           0.79
Contained metal (thousands of ounces)
   Palladium (3)                                        7,251         6,992          6,992         7,087          7,087
------------------------------------------------------------------------------------------------------------------------------
   Platinum (3)                                         2,197         2,120          2,120         2,025          2,025
==============================================================================================================================
   Total contained metal                                9,448         9,112          9,112         9,112         9,112
==============================================================================================================================

                            SUMMARY OPERATING INFORMATION WAS AS FOLLOWS:

Year ended December 31,                                1998            1997           1996           1995          1994
------------------------------------------------------------------------------------------------------------------------------
Ounces produced (in thousands)
   Palladium                                            340             271            196            169           207
   Platinum                                             104              84             59             51            63
Average realized price per ounce
   Palladium                                           $202            $144           $144           $157          $138
   Platinum                                            $377            $388           $410           $425          $399
------------------------------------------------------------------------------------------------------------------------------

(1) Derived from mineral reserve estimates reviewed by independent consultants as of December 31, 1998, 1997, December 31, 1995 and July 1, 1992 and adjusted for production, additional drilling and development. The increases in reserves can be attributed to additional drilling and development, the use of a lower cut-off grade and adjustment for historical mining experience.
(2) Expressed in contained ounces of palladium and platinum per ton.
(3) Based on the ratio of 1.0 part of platinum to 3.3 parts of palladium for 1996 through 1998 and 1.0 part of platinum to 3.5 parts of palladium for 19943 and through 1995.

                                    ITEM 9
                       CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

                                    ITEM 10
              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning the company's executive officers, reference is made to the information set forth under the caption "Executive Officers of the Registrant" located in Item 1 of this Form 10-K. For information concerning the company's directors and compliance by the company's directors, executive officers and significant stockholders with the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended, reference is made to the information set forth under the captions "Election of Directors" and "Compliance with Section 16(a) - Beneficial Ownership Reporting Compliance," respectively, in the company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1999, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.


                                    ITEM 11
                            EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the caption "Executive Compensation and Other Information" in the company's Proxy Statement for the Annual Meeting of Stockholders, to be held on May 27, 1999, to be filed pursuant to Regulation 14A, which information (except for the Report of the Compensation Committee of the Board of Directors and the Performance Graph) is incorporated herein by reference.

                                    ITEM 12
                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

     Reference is made to the information set forth under the caption "Security Ownership of Principal Stockholders and Management" in the company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1999, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                    ITEM 13
                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information contained under the caption "Certain Transactions" contained in the company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1999, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                    PART IV

                                    ITEM 14
                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Form 10-K

     1.   Financial Statements                                       Page
          Report of Management                                         30
          Report of Independent Accountants                            31
          Balance Sheet                                                32
          Statement of Operations                                      33
          Statement of Cash Flows                                      34
          Statement of Changes in Stockholders' Equity                 35
          Notes to Financial Statements                                36
     2.   Financial Statement Schedules (not applicable)

(b) Reports on Form 8-K

     1 On April 22, 1998 the company filed a Form 8-K to correct executive compensation disclosure in the company's proxy statement for its 1997 Annual Meeting of Stockholders.

     2 On September 29, 1998 the company filed a Form 8-K to announce that it had entered into long-term marketing contracts covering the sale of palladium and platinum.

     3 On October 1, 1998, the company filed a Form 8-K to announce the acceleration of the expansion of the Stillwater Mine and the development of the East Boulder project and to announce plans for financing of the expansion.

     4 On December 30, 1998, the company filed a Form 8-K to announce the issuance of a 50% stock dividend.

(c)  Exhibits.

                                   EXHIBITS

Number    Description
---------------------

2.1 Exchange Agreement for 10,000 shares of common stock dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the company's Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the "1994 S-1"")).
3.1 Amended and Restated Certificate of Incorporation of the company dated December 2, 1995 (incorporated by reference to Exhibit 3.4 to the 1994 S-1).
3.2 Amended and Restated Bylaws of the company (incorporated by reference to Exhibit 3.2 to the 1994 S-1).
4.1 Form of Indenture, dated April 29, 1996, between the company and Colorado National Bank with respect to the company's 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the company's Form 8-K dated April 29, 1996).
4.2 Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A filed on October 30, 1995).
10.1 1998 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement dated April 6, 1998)

10.2 Employment Agreement with John E. Andrews dated as of September 19, 1994 (incorporated by reference to Exhibit 10.4 to the 1994 S-1).
10.3 Amended and Restated Employment Agreement with William E. Nettles, dated as of August 10, 1998 (incorporated by reference to Exhibit 10.1 to the company's Form 10-Q filed on October 13, 1998).
10.4      Credit Agreement between Stillwater Mining Company as borrower and N.
          M. Rothschild & Sons Limited as Lender, dated as of April 19, 1994 (incorporated by reference to Exhibit 10.7 to the 1994 S-1).
10.5 Mining and Processing Agreement dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).
10.6 Conveyance of Royalty Interest and Agreement between the company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).
10.7 Agreement for Electric Service between the Montana Power Company and Stillwater Mining Company dated June 1, 1996 (incorporated by reference to Exhibit 10.8.1 of the company's 1996 Form 10-K).
10.8 Stock Redemption Agreement by and between the company and Chevron USA Inc. and Manville Mining Company, dated July 28, 1994 (incorporated by reference to Exhibit 10.11 to the 1994 S-1).
10.9 Registration Rights Agreement dated August 23, 1995, amending Shareholders Agreement (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 28, 1995).
10.10 Amendment to William E. Nettles employment agreement dated December 15, 1998.
10.11 Residue Refining Agreement between Stillwater Mining Company and Johnson Matthey, dated as of February 8, 1996 (incorporated by reference to Exhibit 10.16 of the company's 1995 Form 10-K).
10.12 Equipment Lease Agreement between Stillwater Mining Company and Senstar Capital Corporation dated October 5, 1995. (incorporated by reference to Exhibit 10.17 of the company's 1995 Form 10-K).
10.13 Purchase Agreement between Stillwater Mining Company and Senstar Capital Corporation dated October 5, 1995 (incorporated by reference to Exhibit 10.17.1 of the Registrant's 1995 Form 10-K).
10.14 Purchase Agreement between Stillwater Mining Company and The Westaim Corporation, dated October 14, 1996 (incorporated by reference to
          Exhibit 10.16 of the Registrant's 1996 Form 10-K).
10.15 PGM Concentrate Refining Agreement between the company and Union Miniere dated May 8, 1996 (incorporated by reference to Exhibit 10.15 of the company's 1998 Form 10-K).
10.16 Articles of Agreement between Stillwater Mining Company and Oil, Chemical and Atomic Workers International Union dated July 1, 1996, as amended by Tentative Agreement between O.C.A.W. Local Union Number 2-1 and the company, dated May 7, 1997 (incorporated by reference to Exhibit 10.16 to the Company's 1998 Form 10-K).
10.17 Palladium Sales Agreement, made as of August 13, 1998, among Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Form 8-K dated July 21, 1998).
10.18 Palladium Sales Agreement, made as of July 21, 1998, among Stillwater Mining Company and KEMET Corp. (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.2 to the Form 8-K dated July 21, 1998.)
10.19 Palladium and Platinum Sales Agreement, made as of August 17, 1998, among Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit
          10.3 to the Form 8-K dated July 21, 1998).
10.20 Palladium and Platinum Sales Agreement, made as of August 27, 1998, among Stillwater Mining Company and Mitsubishi Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.4 to the Form 8-K dated July 21, 1998).

10.21 Credit Agreement, dated March 4, 1999 between Stillwater Mining Company and the Bank of Nova Scotia.

23.1      Consent of PricewaterhouseCoopers LLP.
23.2      Consent of Behre Dolbear & Company, Inc.
27        Financial Data Schedule

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


Dated:  March 30, 1999                By: /s/ William E. Nettles
                                         ------------------------------------
                                         William E. Nettles
                                         Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.

Signature and Title                                             Date
-------------------                                             ----

/s/ William E. Nettles                                          March 30, 1999
------------------------------------
William E. Nettles
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ James A. Sabala                                             March 30, 1999
------------------------------------
James A. Sabala
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ John E. Andrews                                             March 30, 1999
------------------------------------
John E. Andrews
President, Chief Operating Officer and Director

/s/ Douglas Donald                                              March 30, 1999
------------------------------------
Douglas Donald, Director

/s/ Richard Gilbert                                             March 30, 1999
------------------------------------
Richard Gilbert, Director

/s/ Lawrence Glaser                                             March 30, 1999
------------------------------------
Lawrence Glaser, Director

/s/ Apolinar Guzman                                             March 30, 1999
------------------------------------
Apolinar Guzman, Director

/s/ Ted Schwinden                                               March 30, 1999
------------------------------------
Ted Schwinden, Director

/s/ Peter Steen                                                 March 30, 1999
------------------------------------
Peter Steen, Director

                                    PART IV

                                    ITEM 14
                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Form 10-K

     1.   Financial Statements                                       Page
          Report of Management                                         30
          Report of Independent Accountants                            31
          Balance Sheet                                                32
          Statement of Operations                                      33
          Statement of Cash Flows                                      34
          Statement of Changes in Stockholders' Equity                 35
          Notes to Financial Statements                                36
     2.   Financial Statement Schedules (not applicable)

(b) Reports on Form 8-K

     1 On April 22, 1998 the company filed a Form 8-K to correct executive compensation disclosure in the company's proxy statement for its 1997 Annual Meeting of Stockholders.

     2 On September 29, 1998 the company filed a Form 8-K to announce that it had entered into long-term marketing contracts covering the sale of palladium and platinum.

     3 On October 1, 1998, the company filed a Form 8-K to announce the acceleration of the expansion of the Stillwater Mine and the development of the East Boulder project and to announce plans for financing of the expansion.

     4 On December 30, 1998, the company filed a Form 8-K to announce the issuance of a 50% stock dividend.

(c)  Exhibits.

                                   EXHIBITS

Number    Description
---------------------

2.1 Exchange Agreement for 10,000 shares of common stock dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the "1994 S-1"")).
3.1 Amended and Restated Certificate of Incorporation of the company dated December 2, 1995 (incorporated by reference to Exhibit 3.4 to the 1994 S-1).
3.2 Amended and Restated Bylaws of the company (incorporated by reference to Exhibit 3.2 to the 1994 S-1).
4.1 Form of Indenture, dated April 29, 1996, between the company and Colorado National Bank with respect to the company's 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the company's Form 8-K dated April 29, 1996).
4.2 Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A filed on October 30, 1995).
10.1 1998 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement dated April 6, 1998)
10.2 Employment Agreement with John E. Andrews dated as of September 19, 1994 (incorporated by reference to Exhibit 10.4 to the 1994 S-1).
10.3 Amended and Restated Employment Agreement with William E. Nettles, dated as of August 10, 1998 (incorporated by reference to Exhibit 10.1 to the company's Form 10-Q filed on October 13, 1998).
10.4      Credit Agreement between Stillwater Mining Company as borrower and N.
          M. Rothschild & Sons Limited as Lender, dated as of April 19, 1994 (incorporated by reference to Exhibit 10.7 to the 1994 S-1).
10.5 Mining and Processing Agreement dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).
10.6 Conveyance of Royalty Interest and Agreement between the company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).
10.7 Agreement for Electric Service between the Montana Power Company and Stillwater Mining Company dated June 1, 1996 (incorporated by reference to Exhibit 10.8.1 of the company's 1996 Form 10-K).
10.8 Stock Redemption Agreement by and between the company and Chevron USA Inc. and Manville Mining Company, dated July 28, 1994 (incorporated by reference to Exhibit 10.11 to the 1994 S-1).
10.9 Registration Rights Agreement dated August 23, 1995, amending Shareholders Agreement (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 28, 1995).
10.10 Amendment to William E. Nettles employment agreement dated December 15, 1998.
10.11 Residue Refining Agreement between Stillwater Mining Company and Johnson Matthey, dated as of February 8, 1996 (incorporated by reference to Exhibit 10.16 of the company's 1995 Form 10-K).
10.12 Equipment Lease Agreement between Stillwater Mining Company and Senstar Capital Corporation dated October 5, 1995. (incorporated by reference to Exhibit 10.17 of the company's 1995 Form 10-K).
10.13 Purchase Agreement between Stillwater Mining Company and Senstar Capital Corporation dated October 5, 1995 (incorporated by reference to Exhibit 10.17.1 of the Registrant's 1995 Form 10-K).
10.14 Purchase Agreement between Stillwater Mining Company and The Westaim Corporation, dated October 14, 1996 (incorporated by reference to
          Exhibit 10.16 of the Registrant's 1996 Form 10-K).
10.15 PGM Concentrate Refining Agreement between the company and Union Miniere dated May 8, 1996 (incorporated by reference to Exhibit 10.15 of the company's 1998 Form 10-K).
10.16 Articles of Agreement between Stillwater Mining Company and Oil, Chemical and Atomic Workers International Union dated July 1, 1996, as amended by Tentative Agreement between O.C.A.W. Local Union Number 2-1 and the company, dated May 7, 1997 (incorporated by reference to Exhibit 10.16 to the Company's 1998 Form 10-K).
10.17 Palladium Sales Agreement, made as of August 13, 1998, among Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Form 8-K dated July 21, 1998).
10.18 Palladium Sales Agreement, made as of July 21, 1998, among Stillwater Mining Company and KEMET Corp. (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.2 to the Form 8-K dated July 21, 1998.)
10.19 Palladium and Platinum Sales Agreement, made as of August 17, 1998, among Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit
          10.3 to the Form 8-K dated July 21, 1998).
10.20 Palladium and Platinum Sales Agreement, made as of August 27, 1998, among Stillwater Mining Company and Mitsubishi Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.4 to the Form 8-K dated July 21, 1998).
10.21 Credit Agreement, dated March 4, 1999 between Stillwater Mining Company and the Bank of Nova Scotia.

23.1      Consent of PricewaterhouseCoopers LLP.
23.2      Consent of Behre Dolbear & Company, Inc.
27        Financial Data Schedule