Form 10-Q
period 1999-03-31
STILLWATER MINING CO /DE/
filed 1999-04-15
CIK 931948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-25090

                            STILLWATER MINING COMPANY
                            -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                81-0480654
   -------------------------------        ------------------------------------
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


          ONE TABOR CENTER
 1200 SEVENTEENTH STREET, SUITE 900
          DENVER, COLORADO                                80202
 --------------------------------------    -----------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                (303) 352-2060
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

AT APRIL 9, 1999, 34,639,871 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

                            STILLWATER MINING COMPANY

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1999

                                      INDEX


                                                                     PAGE

PART I - FINANCIAL INFORMATION

      ITEM 1.    FINANCIAL STATEMENTS.............................    3-8

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS....   9-13


PART II - OTHER INFORMATION

      ITEM 1.    LEGAL PROCEEDINGS................................    14

      ITEM 2.    CHANGES IN SECURITIES............................    14

      ITEM 3.    DEFAULTS UPON SENIOR SECURITIES..................    14

      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS.................................    14

      ITEM 5.    OTHER INFORMATION................................    14

      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.................    14

SIGNATURES       .................................................    15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


STILLWATER MINING COMPANY
CONSOLIDATED BALANCE SHEET
(in thousands, except per share amounts)

                                                 (UNAUDITED)
                                                   MARCH 31,   December 31,
                                                    1999          1998
                                                  ---------    ------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                      $ 16,718     $ 49,811
    Inventories                                      10,324        9,333
    Accounts receivable                              26,387       21,762
    Deferred income taxes                             2,980        2,980
    Other current assets                              2,650        1,492
                                                   --------     --------
      Total current assets                           59,059       85,378
                                                   --------     --------

  PROPERTY, PLANT AND EQUIPMENT, NET                284,814      247,556
  OTHER NONCURRENT ASSETS                             5,038        3,003
                                                   --------     --------
Total assets                                       $348,911     $335,937
                                                   ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                               $  9,765     $ 11,980
    Accrued payroll and benefits                      3,508        3,332
    Property, production and franchise                3,875        3,971
      taxes payable
    Current portion of capital lease                  2,240        2,425
      obligations
    Other current liabilities                         4,280        4,909
                                                   --------     --------
      Total current liabilities                      23,668       26,617
                                                   --------     --------

  LONG-TERM LIABILITIES
    Long-term debt and capital lease                 58,589       58,992
      obligations
    Deferred income taxes                            23,291       19,009
    Other noncurrent liabilities                      4,065        3,312
                                                   --------     --------
      Total liabilities                             109,613      107,930
                                                   --------     --------

  SHAREHOLDERS' EQUITY
    Preferred stock, $0.01 par value,
      1,000,000 shares authorized, none issued           --           --
    Common stock, $0.01 par value, 50,000,000
      shares authorized, 34,623,983 and
      34,548,559 shares issued and outstanding          346          345
    Paid-in capital                                 214,983      214,281
    Accumulated earnings                             23,969       13,381
                                                   --------     --------
      Total shareholders' equity                    239,298      228,007
                                                   --------     --------

Total liabilities and shareholders' equity         $348,911     $335,937
                                                   ========     ========

               See notes to consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                 ------------------------
                                                   1999            1998
                                                 --------        --------

REVENUES                                         $ 38,030        $ 21,513

COSTS AND EXPENSES
  Cost of metals sold                              18,231          15,604
  Depreciation and amortization                     2,927           2,814
                                                 --------        --------
    Total cost of sales                            21,158          18,418

  General and administrative expense                1,328             723
                                                 --------        --------
    Total costs and expenses                       22,486          19,141
                                                 --------        --------

OPERATING INCOME                                   15,544           2,372

OTHER INCOME (EXPENSE)
  Interest income                                     487             256
  Interest expense, net of capitalized
    interest of $1,089 and $222                      (109)         (1,028)

INCOME BEFORE INCOME TAXES                         15,922           1,600

INCOME TAX PROVISION                               (5,334)           (616)
                                                 --------        --------
NET INCOME AND COMPREHENSIVE INCOME              $ 10,588        $    984
                                                 ========        ========
BASIC AND DILUTED EARNINGS PER SHARE
  Basic                                          $   0.31        $   0.03
                                                 ========        ========
  Diluted                                        $   0.28        $   0.03
                                                 ========        ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                            34,582          30,575
  Diluted                                          38,460          31,008

               See notes to consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                   ------------------------
                                                     1999            1998
                                                   --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $ 10,588        $    984

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                     2,927           2,814
    Deferred income taxes                             4,282             616

Changes in operating assets and liabilities:
  Inventories                                          (991)             25
  Accounts receivable                                (4,625)         (2,278)
  Accounts payable                                   (2,215)            572
  Other                                                (332)          1,872
                                                   --------        --------

NET CASH PROVIDED BY OPERATING ACTIVITIES             9,634           4,605

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                              (40,185)         (6,297)
  Purchase of short-term investments                     --          (2,129)
  Proceeds from maturity of short-term
    investments                                          --           3,828
                                                   --------        --------

NET CASH USED IN INVESTING ACTIVITIES               (40,185)         (4,598)
                                                   --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                              703             517
  Payments on capital lease obligations                (588)           (455)
  Payments for debt issuance costs                   (2,657)             --
                                                   --------        --------

NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                           (2,542)             62
                                                   --------        --------

CASH AND CASH EQUIVALENTS
  Net increase (decrease)                           (33,093)             69
  Balance at beginning of period                     49,811           4,191
                                                   --------        --------
BALANCE AT END OF PERIOD                           $ 16,718        $  4,260
                                                   ========        ========

               See notes to consolidated financial statements.

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 - GENERAL

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1999 and the results of operations and cash flows for the three month period ended March 31, 1999 and 1998. Certain amounts in the accompanying consolidated financial statements for 1998 have been reclassified to conform to the classifications used in 1999. The results of operations for the three-month period are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.


NOTE 2 - NEW ACCOUNTING STANDARDS


      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for the fiscal year beginning January 1, 2000 and establishes accounting and reporting standards for derivative instruments and hedging activities. The effect of SFAS No. 133 is not expected to be material to the Company's financial statements.

      Additionally in June 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 is effective for fiscal year 1999 and requires that the costs of start-up activities, including organization costs, be expensed as incurred. The effect of this statement on the Company's financial statements was not material.


NOTE 3 - INVENTORIES

Inventories consisted of the following (in thousands):

                                    (Unaudited)
                                      MARCH 31,     December 31,
                                       1999            1998
                                    -----------     ------------
Metals inventory
  Raw ore                             $   351          $   267
  Concentrate and in-process            5,859            4,988
                                      -------          -------
                                        6,210            5,255
Materials and supplies                  4,114            4,078
                                      -------          -------
                                      $10,324          $ 9,333
                                      =======          =======

NOTE 4 - LONG-TERM DEBT

      In March 1999, the Company obtained a seven-year $175 million credit facility from a syndicate of banks led by the Bank of Nova Scotia. The facility provides for a $125 million term loan facility and a $50 million revolving credit facility. Borrowings may be made under the term loan facility until December 31, 2000 and amortization of the term loan facility will commence on March 31, 2001. The final maturity of the term loan facility and revolving credit facility will be December 31, 2005.

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


NOTE 5 - SALES COMMITMENTS

      The Company may use forward sales or other commodity instruments to manage its exposure to market risk from changes in palladium and platinum commodity prices. The Company may also lease metal to counterparties to earn interest on excess metal balances.

      As of March 31, 1999, the Company had 3,500 ounces of platinum sold forward at an average price of $395 per ounce. In addition, it held put options for 22,500 ounces of palladium and 9,000 ounces of platinum at an average price of $300 and $350, respectively. The Company has also sold call options for 22,500 ounces of palladium and 9,000 ounces of platinum at an average price of $400 and $373, respectively. All options expire in 1999.

      The Company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company, Mitsubishi Corporation and KEMET Corp. The contracts cover the Company's production over the five-year period from January 1999 through December 2003. Under the contracts, the Company has committed between 90% to 100% of its palladium production. Palladium sales are priced at a slight discount to market, with a floor price averaging approximately $225 per ounce. The Company has agreed to an average maximum palladium price of approximately $400 per ounce on approximately 30% of its production. The remaining 70% of the Company's palladium production is not subject to any price cap under these contracts. In addition, the Company has committed approximately 20% of its planned annual platinum production over the next five years. Platinum sales are priced at a slight discount to market, subject to an average minimum price of $350 per ounce with an average maximum price of $425 per ounce. The remaining 80% of the Company's planned annual platinum production is not committed under these contracts. Such platinum production remains available for sale at prevailing market prices or under future contracts. The marketing contracts contain termination provisions that allow the purchasers to terminate in the event the Company breaches and the breach is not cured within periods ranging from ten to thirty days of notice by the purchaser. In addition, the contracts contain force majeure provisions that allow for the suspension and, in one instance, the termination of the contract upon the occurrence of an event of force majeure.

NOTE 6 - EARNINGS PER SHARE

      The Company complies with SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share.

      Outstanding options to purchase 2,132,578 and 1,285,274 shares of common stock were included in the computation of diluted earnings per share for the three month periods ended March 31, 1999 and 1998, respectively. Outstanding options to purchase 489,000 and 669,863 shares of common stock were excluded from the computation of diluted earnings per share for the three month periods ended March 31, 1999 and 1998, respectively, because to do so would have been antidilutive using the treasury stock method.

      In addition, approximately 2.9 million shares of common stock issuable under the terms of the Company's 7% Convertible Subordinated Notes Due 2003 were included in the computation of diluted earnings per share for the three-month period ended March 31, 1999. For the three month period ended March 31, 1998, the effect of inclusion would have been antidilutive. Therefore, these shares were excluded from the computation of diluted earnings per share.

      The Board of Directors declared a three-for-two stock split on the Company's common stock effective December 31, 1998 in the form of a stock dividend. All per share data, including stock option information, has been restated to reflect this stock split.

NOTE 7 - INCOME TAXES

      The Company has reviewed its net deferred tax asset and liability for the three months ended March 31, 1999, and has provided for income taxes at the expected rates of 33.5% and 38.5%, respectively, for the three months ended March 31, 1999 and March 31, 1998, respectively.

NOTE 8 - SUBSEQUENT EVENTS

      On April 1, 1999, the Company called its 7% Subordinated Notes Due 2003 for redemption on May 1, 1999. Any notes that are not converted into common stock on or before April 28, 1999 will be redeemed by the Company for cash. The redemption price is 104% of the principal amount of the notes plus accrued interest. Salomon Smith Barney, the standby purchaser, will purchase from the Company, at $18.59 per share, the number of shares that would have been issued on conversion of any notes that are redeemed. The Company will pay Salomon Smith Barney a commitment fee totaling 0.60% of the aggregate redemption price of the notes outstanding on April 1, 1999 as well as additional compensation in the event shares are purchased by Salomon Smith Barney.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STILLWATER MINING COMPANY
KEY FACTORS
(Unaudited)


                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                 ----------------------
                                                   1999           1998
                                                 --------       -------
Ounces produced
  Palladium (000)                                  83                77
  Platinum (000)                                   25                24
                                                 ----              ----
    Total                                         108               101

TONS MINED                                        183               165

TONS MILLED (000)                                 185               165
MILL HEAD GRADE (OUNCES PER TON)                 0.65              0.68
MILL RECOVERY (%)                                  91                91

CASH COSTS PER TON MILLED                        $102              $ 94

CASH COSTS PER OUNCE(1)                          $175              $153
Depreciation and amortization                      27                28
                                                 ----              ----
    Total costs per ounce produced               $202              $181

OUNCES SOLD(2)
  Palladium (000)                                  80                74
  Platinum  (000)                                  24                23
                                                 ----              ----
    Total                                         104                97

AVERAGE REALIZED PRICE PER OUNCE(3)
  Palladium                                      $362              $167
  Platinum                                       $373              $404
  Combined (2)                                   $365              $223

AVERAGE MARKET PRICE PER OUNCE
  Palladium                                      $342              $241
  Platinum                                       $363              $387
  Combined (2)                                   $347              $276

(1) Cash costs include cash costs of mine operations, processing and administrative expenses at the mine site (including overhead, taxes other than income taxes, royalties, and credits for metals produced other than palladium and platinum). Total costs of production include cash costs plus depreciation and amortization. Income taxes, corporate general and administrative expense and interest income and expense are not included in either total or cash costs.

(2) Stillwater Mining reports a combined average realized price of palladium and platinum at the same ratio as ounces are produced from the base metals refinery. The same ratio is applied to the combined average market price.

(3) Revenue is recognized when product is shipped from the Company's base metals refinery to external refiners. Sales are recorded and later adjusted when sales prices are finalized; therefore, differences between realized prices and market prices may occur.

      This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include comments regarding anticipated capital expenditures and sources of financing for capital expenditures. In addition to factors discussed below, the factors that could cause actual results to differ materially include, but are not limited to, the following: supply and demand of palladium and platinum, unexpected events during expansion, fluctuations in ore grade, tons mined, crushed or milled, variations in smelter of refinery operation, amounts and prices of the Company's forward metals sales and geological, technical, permitting, mining or processing issues. For a more detailed description of risks attendant to the business and operations of Stillwater and to the mining industry in general, please see the Company's other SEC filings, in particular the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

      REVENUES

      Revenues for the first quarter of 1999 increased $16.5 million, or 77%, to $38.0 million compared to $21.5 million in the first quarter of 1998.
 The increase in revenue was due to a 7% increase in the quantity of metal sold combined with a 64% increase in the average realized price per ounce of palladium and platinum over the prior year period.

      During the first quarter of 1999, the Company sold 80,000 ounces of palladium and 24,000 ounces of platinum at average realized prices of $362 and $373, respectively, compared with sales of 74,000 ounces of palladium and 23,000 ounces of platinum at average realized prices of $167 and $404 in the prior year's comparable period. During the first quarter of 1999, the average market prices of palladium and platinum were $342 and $363, respectively. During the first quarter of 1999, the Company increased production 7% to 83,000 ounces of palladium and 25,000 ounces of platinum compared with production of 77,000 ounces of palladium and 24,000 ounces of platinum in the first quarter of 1998.

      COSTS

      Cost of sales increased by $2.7 million, or 15%, from $18.4 million in the first quarter of 1998 to $21.2 million in the first quarter of 1999. The cash cost per ounce produced increased 14% from $153 in the first quarter of 1998 to $175 in 1999. The increase in cash costs per ounce is the result of a 5% decrease in average ore grade processed in the first quarter of 1999, an increase in royalties and mining taxes associated with higher metal prices, and additional production costs associated with the planned production increases scheduled for the remainder of 1999 and 2000.

      OPERATING INCOME

      As a result of the increase in revenues and the increase in operating costs discussed above, operating income in the first quarter of 1999 increased by $13.1 million to $15.5 million compared to $2.4 million in the comparable period of 1998.

      OTHER INCOME (EXPENSE)

      During the first quarter of 1999, interest expense decreased by $0.9 million to $0.1 million compared with $1.0 million in the first quarter of 1998. The decrease in interest expense is due to a larger portion of interest being capitalized in 1999. Capitalized interest expense increased from $0.2 million in the first quarter of 1998 to $1.1 million in the first quarter of 1999 as a result of expansion activities at the Company's various operations.

      NET INCOME

      The Company's income before income taxes amounted to $15.9 million in the first quarter of 1999 compared to $1.6 million in the first quarter of 1998. In the first quarter of 1999, the Company provided for $5.3 million of income taxes compared to $0.6 million in the first quarter of 1998. As a result, the Company reports net income of $10.6 million, or $0.31 per basic share ($0.28 per diluted share) in the first quarter of 1999, compared to a net income of $1.0 million, or $0.03 per basic and diluted share in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital at March 31, 1999 was $35.4 million compared to $58.8 million at December 31, 1998. The ratio of current assets to current liabilities was 2.5 at March 31, 1999 compared to 3.2 at December 31, 1998.

      Net cash provided by operations for the quarter ended March 31, 1999 was $9.6 million compared with net cash provided by operations of $4.6 million in the comparable period of 1998, an increase of $5.0 million. The increase is primarily the result of increased net income of $9.6 million and an increase in the provision for deferred income taxes of $3.7 million in the first quarter of 1999, which was partially offset by an increase in operating assets and liabilities of $8.4 million.

      A total of $40.2 million of cash was used in investing activities in the first quarter of 1999 compared to $4.6 million in the same period in 1998. The increase was primarily due to significantly higher capital expenditures as a result of the development of the East Boulder project, the Stillwater Mine expansion and expansion of the Company's smelter and base metals refinery.

      For the quarter ended March 31, 1999, cash flow used in financing activities was $2.6 million compared to $62,000 for the quarter ended March 31, 1998. The increase is primarily the result of costs associated with completion of the Company's $175 million credit facility.

      As a result of the above, cash and cash equivalents decreased by $33.1 million for the quarter ended March 31, 1999, compared with a increase of $0.1 million in the comparable period of 1998.

      In 1998, the Company announced plans to expand the Stillwater Mine and to develop East Boulder. Total capital to fund the expansion is expected to approximate $385 million. Of this, the Stillwater Mine expansion is expected to cost approximately $75 million; East Boulder is expected to cost approximately $270 million; and approximately $40 million is designated for the expansion of the Company's smelter and base metals refinery located in Columbus, Montana. During the remainder of 1999, the Company expects to invest approximately $160.3 million on capital items, including capitalized interest of $4.9 million.

      Cash flow from operating activities is not expected to be sufficient to cover 1999 capital expenditures. Based on cash and cash equivalents on hand and expected cash flows from operations, along with existing credit facilities of $175 million, management believes there is sufficient liquidity to meet 1999 operating and capital needs. The Company may, from time to time, also seek to raise additional capital from the public or private securities markets or from other sources for general corporate purposes and for investments beyond the scope of its current expansion plans.

      In March 1999, the Company obtained a seven-year $175 million credit facility from a syndicate of banks led by the Bank of Nova Scotia. The facility provides for a $125 million term loan facility and a $50 million revolving credit facility. Borrowings may be made under the term loan facility until December 31, 2000 and amortization of the term loan facility will commence on March 31, 2001. The final maturity of the term loan facility and revolving credit facility will be December 31, 2005.

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

MARKET RISK

      The Company may from time to time utilize derivative instruments to manage financial risk. The Company has no material derivative positions as of March 31, 1999. During the third quarter of 1998, the Company entered into sales contracts with General Motors Corporation, Ford Motor Company, Mitsubishi Corporation and KEMET Corp. These contracts cover the Company's PGM production over the five-year period from January 1999 through December 2003. During this period, the Company has committed between 90% to 100% of its actual palladium production and approximately 20% of its planned annual platinum production. Palladium and platinum sales are priced at a slight discount to market, with floor prices on substantially all of the Company's production committed under these contracts averaging $225 per ounce of palladium and $350 per ounce of platinum. The Company has also agreed to an average maximum price of approximately $400 per ounce on approximately 30% of its palladium production and $425 per ounce on approximately 20% of its planned annual platinum production.

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

OTHER DEVELOPMENTS

      The Company has recently become aware of an unpublished decision of the United States Forest Service and Bureau of Land Management refusing to approve a proposed plan of operations for Battle Mountain Gold Company's Crown Jewel Mine in Washington. The agenies' decision was unexpected and based on an opinion of the Solicitor of the Department of the Interior interpreting the Mining Law of 1872 as imposing a limitation of five acres of millsite use for each valid mining claim. The Company understands that both Battle Mountain and the industry as a whole are considering the ramifications of that decision, and the Company has begun a review of its position. The Company does not believe there will be any impact on the Stillwater Mine. The East Boulder project, whose record of decision and plan of operations were approved in 1993, has more than five millsite acres per mining claim described in the plan of operations, although not necessarily more than five millsite acres per mining claim that the Company intends to develop. At this time, the Company has not received any notice of any proceeding with respect to the plan of operations at East Boulder and cannot predict whether its East Boulder project will be adversely affected by these developments. If it became necessary, the Company believes it could modify its planned operations at East Boulder to fit within the limitations of the agencies' decision. The Company intends to monitor this situation carefully.

                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          During the period covered by this report, there were no legal proceedings instituted that are reportable.


Item 2.   CHANGES IN SECURITIES

          None


Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


Item 5.   OTHER INFORMATION

          None


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               Financial Data Schedule

          (b)  Reports on Form 8-K.

               Current Report on Form 8-K, dated April 1, 1999, regarding the redemption the outstanding 7% Convertible Subordinated Notes Due 2003, effective May 1, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                     STILLWATER MINING COMPANY
                                             (Registrant)



Date: April 15, 1999                 By: /s/William E. Nettles
                                        ---------------------------------------
                                         William E. Nettles
                                         Chairman and Chief Executive
                                         Officer (Principal Executive Officer)




Date: April 15, 1999                 By: /s/James A. Sabala
                                        ---------------------------------------
                                         James A. Sabala
                                         Vice President and Chief Financial
                                         Officer (Principal Financial Officer)