Form 10-Q
period 1999-06-30
STILLWATER MINING CO /DE/
filed 1999-07-15
CIK 931948

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


   [X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 For the quarterly period ended June 30, 1999.

                                       OR

   [ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                For the transition period from ______ to ______

                         Commission file number 0-25090
                                                -------

                           STILLWATER MINING COMPANY
                           -------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                               81-0480654
--------------------------------------  --------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


           One Tabor Center
   1200 Seventeenth Street, Suite 900
           Denver, Colorado                             80202
--------------------------------------  --------------------------------------
(Address of principal executive offices)              (Zip Code)


                                (303) 352-2060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: YES  X    NO
                                      -----    -----
At July 7, 1999, 37,761,760 shares of Common Stock, $0.01 par value per share, were issued and outstanding.

                           STILLWATER MINING COMPANY

                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 1999

                                     INDEX


                                                                        PAGE
                                                                        ----

PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements...................................... 3

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations............. 9


PART II - OTHER INFORMATION

       Item 1. Legal Proceedings........................................ 15

       Item 2. Changes in Securities.................................... 15

       Item 3. Defaults Upon Senior Securities.......................... 15

       Item 4. Submission of Matters to a Vote of Security Holders...... 15

       Item 5. Other Information........................................ 16

       Item 6. Exhibits and Reports on Form 8-K......................... 16

SIGNATURES     ......................................................... 17

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Stillwater Mining Company
Consolidated Balance Sheet
(in thousands, except per share amounts)
                                                                  (Unaudited)
                                                                    June 30,                December 31,
                                                                     1999                      1998
                                                                 ------------              -------------
ASSETS
  Current assets
     Cash and cash equivalents                                   $      3,125              $      49,811
     Inventories                                                        9,621                      9,333
     Accounts receivable                                               23,816                     21,762
     Deferred income taxes                                              2,980                      2,980
     Other current assets                                               2,483                      1,492
                                                                 ------------              -------------
       Total current assets                                            42,025                     85,378
                                                                 ------------              -------------
  Property, plant and equipment, net                                  330,655                    247,556
  Other noncurrent assets                                               4,510                      3,003
                                                                 ------------              -------------
Total assets                                                     $    377,190              $     335,937
                                                                 ============              =============

LIABILITIES and SHAREHOLDERS' EQUITY
  Current liabilities
     Accounts payable                                            $     13,833              $      11,980
     Accrued payroll and benefits                                       4,778                      3,332
     Property, production and franchise taxes payable                   3,682                      3,971
     Current portion of capital lease obligations                       2,247                      2,425
     Other current liabilities                                          4,140                      4,909
                                                                 ------------              -------------
       Total current liabilities                                       28,680                     26,617
                                                                 ------------              -------------
  Long-term liabilities
     Long-term debt and capital lease obligations                      18,558                     58,992
     Deferred income taxes                                             25,593                     19,009
     Other noncurrent liabilities                                       4,319                      3,312
                                                                 ------------              -------------
       Total liabilities                                               77,150                    107,930
                                                                 ------------              -------------
  Shareholders' equity
     Preferred stock, $0.01 par value, 1,000,000 shares
       authorized, none issued                                             --                         --
     Common stock, $0.01 par value, 50,000,000 shares
       authorized, 37,732,447 and 34,548,559 shares issued
            issued and outstanding, respectively                          377                        345
     Paid-in capital                                                  267,648                    214,281
     Accumulated earnings                                              32,015                     13,381
                                                                 ------------              -------------
       Total shareholders' equity                                     300,040                    228,007
                                                                 ------------              -------------
Total liabilities and shareholders' equity                       $    377,190              $     335,937
                                                                 ============              =============


                See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Statement of Operations
(Unaudited)
(in thousands, except per share amounts)

                                                        Three months ended                         Six months ended
                                                             June 30,                                  June 30,
                                             -------------------------------------     -------------------------------------
                                                    1999                 1998                 1999                 1998
                                             ----------------     ----------------     ----------------     ----------------

Revenues                                     $         36,845     $         26,523     $         74,875     $         48,036

Costs and expenses
 Cost of metals sold                                   21,168               16,953               39,399               32,557
 Depreciation and amortization                          3,332                2,935                6,259                5,749
                                             ----------------     ----------------     ----------------     ----------------
   Total cost of sales                                 24,500               19,888               45,658               38,306

 General and administrative expense                     1,216                1,038                2,544                1,761
                                             ----------------     ----------------     ----------------     ----------------
   Total costs and expenses                            25,716               20,926               48,202               40,067
                                             ----------------     ----------------     ----------------     ----------------

Operating income                                       11,129                5,597               26,673                7,969

Other income (expense)
 Interest income                                          180                  257                  667                  513
 Interest expense, net of capitalized
  interest of $564, $354, $1,652 and $576                 (28)                (877)                (137)              (1,905)
                                             ----------------     ----------------     ----------------     ----------------

Income before income taxes                             11,281                4,977               27,203                6,577

Income tax provision                                   (3,235)              (1,916)              (8,569)              (2,532)
                                             ----------------     ----------------     ----------------     ----------------

Net income and comprehensive income          $          8,046     $          3,061     $         18,634     $          4,045
                                             ================     ================     ================     ================


Basic and diluted earnings per share
        Basic                                $           0.22     $           0.10     $           0.52     $           0.13
        Diluted                              $           0.21     $           0.10     $           0.48     $           0.13
                                             ================     ================     ================     ================

Weighted average common shares
 outstanding
        Basic                                          36,709               30,725               35,654               30,681
        Diluted                                        38,767               31,334               38,607               31,103



                See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Statement of Cash Flows
(Unaudited)
(in thousands)

                                                                             Six months ended
                                                                                 June 30,
                                                             ---------------------------------------------
                                                                     1999                       1998
                                                             -----------------          ------------------

Cash flows from operating activities
Net income                                                   $          18,634          $            4,045

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                          6,259                       5,749
  Deferred income taxes                                                  6,584                       2,532

Changes in operating assets and liabilities:
  Inventories                                                             (288)                       (341)
  Accounts receivable                                                   (2,054)                     (2,000)
  Accounts payable                                                       1,853                       1,051
  Other                                                                  1,553                       1,043
                                                             -----------------          ------------------

Net cash provided by operating activities                               32,541                      12,079
                                                             -----------------          ------------------

Cash flows from investing activities
  Capital expenditures                                                 (89,358)                    (16,087)
  Purchase of short-term investments                                         -                      (2,256)
  Proceeds from maturity of short-term investments                           -                       8,677
                                                             -----------------          ------------------

Net cash used in investing activities                                  (89,358)                     (9,666)
                                                             -----------------          ------------------

Cash flows from financing activities
  Issuance of common stock                                               2,311                       2,663
  Payments for debt issuance costs                                      (2,657)                          -
  Payments on long-term debt and capital lease obligations              (1,214)                       (921)
  Borrowings under credit facility                                      12,000                           -
  Payments for conversion costs of 7% convertible notes                   (309)                          -
                                                             -----------------          ------------------

Net cash provided by financing activities                               10,131                       1,742
                                                             -----------------          ------------------

Cash and cash equivalents
  Net increase (decrease)                                              (46,686)                      4,155
  Balance at beginning of period                                        49,811                       4,191
                                                             -----------------          ------------------
Balance at end of period                                     $           3,125          $            8,346
                                                             =================          ==================

                See notes to consolidated financial statements.

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)


Note 1 - General

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1999 and the results of operations for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the six month periods ended June 30, 1999 and 1998. Certain amounts in the accompanying consolidated financial statements for 1998 have been reclassified to conform to the classifications used in 1999. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.


Note 2 - New Accounting Standards

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for the fiscal year beginning January 1, 2001 and establishes accounting and reporting standards for derivative instruments and hedging activities. The effect of SFAS No. 133 is not expected to be material to the Company's financial statements.


Note 3 - Inventories

Inventories consisted of the following (in thousands):

                                                            (Unaudited)
                                                              June 30,                       December 31,
                                                                1999                             1998
                                                     -----------------------          ------------------------
Metals inventory
  Raw ore                                            $                   378          $                    267
  Concentrate and in-process                                           4,165                             4,988
                                                     -----------------------          ------------------------

                                                                       4,543                             5,255
Materials and supplies                                                 5,078                             4,078
                                                     -----------------------          ------------------------
                                                     $                $9,621          $                  9,333
                                                     =======================          ========================

Note 4 - Long-Term Debt

       In March 1999, the Company obtained a seven-year $175 million credit facility ("Scotiabank Credit Facility") from a syndicate of banks led by the Bank of Nova Scotia. The facility provides for a $125 million term loan facility and a $50 million revolving credit facility. Borrowings may be made under the term loan facility until December 31, 2000 and amortization of the term loan facility will commence on March 31, 2001. The final maturity of the term loan facility and revolving credit facility will be December 31, 2005. As of June 30, 1999, the Company has borrowed $12.0 million under the facility, and is in compliance with all operating, financial, and reporting covenants.

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

       On May 1, 1999 the Company completed the underwritten call for redemption of its approximately $51.4 million principal amount of 7% Convertible Subordinated Notes due 2003, with substantially all of the indebtedness converted into equity. Note holders received approximately 56 shares of common stock for each $1,000 principal amount with cash paid in lieu of any fractional shares. The Company issued approximately 2.9 million shares of common stock in connection with the note conversions, increasing total shares of outstanding stock to approximately 37.7 million shares.


Note 5 - Sales Commitments

       The Company may use forward sales or other commodity instruments to manage its exposure to market risk from changes in palladium and platinum commodity prices. The Company may also lease metal to counterparties to earn interest on excess metal balances.

       As of June 30, 1999, the Company held put options for 15,000 ounces of palladium and 6,000 ounces of platinum at an average price of $300 and $350, respectively. The Company has also sold call options for 15,000 ounces of palladium and 6,000 ounces of platinum at an average price of $400 and $373, respectively. All options expire in 1999.


Note 6 - Earnings per Share

       The Company complies with SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share.

       Outstanding options to purchase 2,395,008 and 1,858,673 shares of common stock were included in the computation of diluted earnings per share for the three month periods ended June 30, 1999 and 1998, respectively. Outstanding options to purchase 24,875 and 138,000 shares of common stock were excluded from the computation of diluted earnings per share for the three month periods ended June 30, 1999 and 1998, respectively, because to do so would have been antidilutive using the treasury stock method.

       Outstanding options to purchase 2,344,358 and 1,408,448 shares of common stock were included in the computation of diluted earnings per share for the six month periods ended June 30, 1999 and 1998, respectively. Outstanding options to purchase 75,525 and 588,225 shares of common stock were excluded from the computation of diluted earnings per share for the six month periods ended June 30, 1999 and 1998, respectively, because to do so would have been antidilutive using the treasury stock method.

          In addition, 948,498 and 1,902,090 shares of common stock from assumed conversion of the Company's 7% Convertible Subordinate Notes were included in the computation of diluted earnings per share for the three month and six month periods ended June 30, 1999, respectively. 2.9 million shares of common stock issuable under the terms of the Notes were excluded from the computation of diluted earnings per share for the three month and six month periods ended June 30, 1998, because to do so would have been antidilutive.

          The Board of Directors declared a three-for-two stock split on the Company's common stock effective December 31, 1998 in the form of a stock dividend. All per share data, including stock option information, has been restated to reflect this stock split.

Note 7 - Income Taxes

          The Company has reviewed its expected net deferred tax assets and liabilities for the year ended December 31, 1999 and has provided for income taxes for the six months ended June 30, 1999 at the expected annualized rate of 31.5%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Stillwater Mining Company
Key Factors
(Unaudited)

                                                    Three months ended                          Six months ended
                                                         June 30,                                   June 30,
                                           ----------------------------------         ----------------------------------
                                                 1999                1998                   1999                1998
                                           --------------      --------------         --------------      --------------
Ounces produced
  Palladium (000)                                      75                  91                    158                 168
  Platinum (000)                                       23                  29                     48                  52
                                           --------------      --------------         --------------      --------------
     Total                                             98                 120                    206                 220

Tons mined                                            167                 183                    350                 347

Tons milled (000)                                     167                 182                    352                 346
Mill head grade (ounces per ton)                     0.66                0.72                   0.65                0.70
Mill recovery (%)                                      91                  92                     91                  92

Cash costs per ton milled                  $          115      $           97         $          108      $           96

Cash costs per ounce(1)                    $          197      $          147         $          186      $          150
Depreciation and amortization                          35                  24                     30                  26
                                           --------------      --------------         --------------      --------------
     Total costs per ounce produced        $          232      $          171         $          216      $          176

Ounces sold(2)
  Palladium (000)                                      82                  91                    162                 164
  Platinum   (000)                                     25                  27                     49                  50
                                           --------------      --------------         --------------      --------------
     Total                                            107                 118                    211                 214

Average realized price per ounce(3)
  Palladium                                $          341      $          179         $          351      $          174
  Platinum                                 $          353      $          380         $          363      $          391
  Combined(2)                              $          344      $          225         $          354      $          224

Average market price per ounce(3)
  Palladium                                $          341      $          321         $          342      $          281
  Platinum                                 $          356      $          386         $          360      $          386
  Combined(2)                              $          345      $          326         $          346      $          297


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

(3) Revenue is recognized when product is shipped from the Company's base metals refinery to external refiners. Sales are recorded and later adjusted when sales prices are finalized. Therefore, differences between realized prices and market prices may occur.

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include comments regarding plans to rectify production efficiencies, anticipated capital expenditures and sources of financing for capital expenditures. In addition to factors discussed below, the factors that could cause actual results to differ materially include, but are not limited to, the following: supply and demand of palladium and platinum, unexpected events during expansion, fluctuations in ore grade, tons mined, crushed or milled, variations in smelter of refinery operation, amounts and prices of the Company's forward metals sales and geological, technical, permitting, mining or processing issues. For a more detailed description of risks attendant to the business and operations of Stillwater and to the mining industry in general, please see the Company's other SEC filings, in particular the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


Results of Operations

Three months ended June 30, 1999 compared to three months ended June 30, 1998
-----------------------------------------------------------------------------

     Revenues
     --------

     Revenues for the second quarter of 1999 increased $10.3 million, or 39%, to $36.8 million compared to $26.5 million in the second quarter of 1998. The increase in revenue was due to a 53% increase in the combined average realized price per ounce of palladium and platinum over the prior year period offset by a 9% decrease in the quantity of metal sold.

     During the second quarter of 1999, the Company sold 82,000 ounces of palladium and 25,000 ounces of platinum at average realized prices of $341 and $353, respectively, compared with sales of 91,000 ounces of palladium and 27,000 ounces of platinum at average realized prices of $179 and $380, respectively, in the prior year's comparable period. During the second quarter of 1999, the average market prices of palladium and platinum were $341 and $356, respectively. During the second quarter of 1999, the Company reports 18% lower production to 75,000 ounces of palladium and 23,000 ounces of platinum compared with production of 91,000 ounces of palladium and 29,000 ounces of platinum in the second quarter of 1998. The lower production is attributed to the normal geologic variations inherent in the ore body and to production inefficiencies created by ongoing underground construction work and other activities associated with the Company's expansion activities.

     Costs
     -----

     Cost of sales increased by $4.6 million, or 23%, from $19.9 million in the second quarter of 1998 to $24.5 million in the second quarter of 1999. The cash cost per ounce produced increased 34% from $147 in the second quarter of 1998 to $197 in 1999. The increase in cash costs per ounce is the result of an 8% decrease in average ore grade processed in the second quarter of 1999, an 8% decrease in tons processed, an increase in royalties and severance taxes of $7 per ounce associated with higher metal prices, and additional labor costs associated with the increased manpower levels that are currently in place in anticipation of the planned production increases scheduled for the remainder of 1999 and 2000.

     Operating Income
     ----------------

     As a result of the increase in revenues and the increase in operating costs discussed above, operating income in the second quarter of 1999 increased by $5.5 million to $11.1 million compared to $5.6 million in the comparable period of 1998.

     Other Income (Expense)
     ----------------------

     During the second quarter of 1999, interest expense decreased by $0.8 million to $28,000 compared with $0.9 million in the second quarter of 1998.
The decrease in interest expense is due to a larger portion of interest being capitalized in 1999 and a decrease in the Company's level of long-term debt in the second quarter of 1999 compared to the second quarter of 1998. The Company's 7% Subordinated Convertible Notes were called for redemption on May 1, 1999. Capitalized interest expense increased from $0.4 million in the second quarter of 1998 to $0.6 million in the second quarter of 1999, as a result of expansion activities at the Company's various operations.

     Net Income
     ----------

     The Company's income before income taxes amounted to $11.3 million in the second quarter of 1999 compared to $5.0 million in the second quarter of 1998. In the second quarter of 1999, the Company provided for $3.2 million of income taxes compared to $1.9 million in the second quarter of 1998. As a result, the Company reports net income of $8.0 million, or $0.22 per basic share ($0.21 per diluted share) in the second quarter of 1999, compared to net income of $3.1 million, or $0.10 per basic and diluted share in the second quarter of 1998.


Six months ended June 30, 1999 compared to six months ended June 30, 1998
-------------------------------------------------------------------------

     Revenues
     --------

     Revenues for the first half of 1999 increased $26.9 million, or 56%, to $74.9 million compared to $48.0 million in the first half of 1998. The increase in revenue was primarily due to a 58% increase in the combined average realized price per ounce of palladium and platinum as compared to the first half of 1998.

     During the first half of 1999, the Company sold 162,000 ounces of palladium and 49,000 ounces of platinum at average realized prices of $351 and $363, respectively, compared with sales of 164,000 ounces of palladium and 50,000 ounces of platinum at average realized prices of $174 and $391, respectively, in the prior year's comparable period. During the first half of 1999, the average market prices of palladium and platinum were $342 and $360, respectively.
During the first half of 1999, production decreased 6% to 158,000 ounces of palladium and 48,000 ounces of platinum compared with production of 168,000 ounces of palladium and 52,000 ounces of platinum in the first half of 1998.
The lower production is attributed to the normal geologic variations inherent in the ore body and to production inefficiencies created by ongoing underground construction work and other activities associated with the Company's expansion activities. Specifically, the Company estimates these factors resulted in a production shortfall of approximately 93,000 tons, which would have resulted in production of approximately 45,000 ounces of palladium and approximately 14,000 ounces of platinum. The Company is implementing strategic plans to rectify these production inefficiencies.

     Costs
     -----

     Cost of sales increased by $7.4 million, or 19%, from $38.3 million in the first half of 1998 to $45.7 million in the first half of 1999. The cash cost per ounce produced increased 24% from $150 in the first half of 1998 to $186 in 1999. The increase in cash costs per ounce is the result of a 7% decrease in average ore grade processed in the first half of 1999, an increase in royalties and severance taxes of $5 per ounce associated with higher metal prices and additional labor costs associated with the increased manpower levels that are currently in place in anticipation of the planned production increases scheduled for the remainder of 1999 and 2000.

     Operating Income
     ----------------

     As a result of the increase in revenues and the increase in operating costs discussed above, operating income in the first half of 1999 increased by $18.7 million to $26.7 million compared to $8.0 million in the comparable period of 1998.

     Other Income (Expense)
     ----------------------

     During the first half of 1999, interest expense decreased by $1.8 million to $0.1 million compared with $1.9 million in the first half of 1998. The decrease in interest expense is due to a larger portion of interest being capitalized in 1999 and a decrease in the Company's level of long-term debt in the first half of 1999 compared to the first half of 1998. The Company's 7% Subordinated Convertible Notes were called for redemption on May 1, 1999. Capitalized interest expense increased from $0.6 million in the first half of 1998 to $1.7 million in the first half of 1999 as a result of expansion activities at the Company's various operations.

     Net Income
     ----------

     The Company's income before income taxes amounted to $27.2 million in the first half of 1999 compared to $6.6 million in the first half of 1998. In the first half of 1999, the Company provided for $8.6 million of income taxes compared to $2.5 million in the first half of 1998. As a result, the Company reports net income of $18.6 million, or $0.52 per basic share ($0.48 per diluted share) in the first half of 1999, compared to a net income of $4.0 million, or $0.13 per basic and diluted share in the first half of 1998.


Liquidity and Capital Resources

     The Company's working capital at June 30, 1999 was $13.3 million compared to $58.8 million at December 31, 1998. The ratio of current assets to current liabilities was 1.5 at June 30, 1999 compared to 3.2 at December 31, 1998.

     Net cash provided by operations for the six months ended June 30, 1999 was $32.5 million compared with $12.1 million in the comparable period of 1998, an increase of $20.5 million. The increase is primarily the result of increased net income of $14.6 million and an increase in the provision for deferred income taxes of $4.1 million in the first half of 1999, which was partially offset by a change in operating assets and liabilities of $1.3 million.

     A total of $89.4 million of cash was used in investing activities in the first half of 1999 compared to $9.7 million in the same period of 1998. The increase was primarily due to higher capital expenditures as a result of the development of the East Boulder project, the Stillwater Mine expansion and expansion of the Company's smelter and base metals refinery.

     For the period ended June 30, 1999, cash flow provided by financing activities was $10.1 million compared to $1.7 million for the comparable period of 1998. The increase is primarily the result of proceeds from the drawdown of the Company's credit facility.

     As a result of the above, cash and cash equivalents decreased by $46.7 million for the period ended June 30, 1999, compared with an increase of $4.2 million in the comparable period of 1998.

     In 1998, the Company announced plans to expand the Stillwater Mine and to develop East Boulder. Total capital to fund the expansion is expected to approximate $385 million. Of this, the Stillwater Mine expansion is expected to cost approximately $75 million; East Boulder is expected to cost approximately $270 million; and approximately $40 million is designated for the expansion of the Company's smelter and base metals refinery located in Columbus, Montana. During the remainder of 1999, the Company expects to invest approximately $109 million on capital items, including capitalized interest of $2.3 million.

     Cash flow from operating activities is not expected to be sufficient to cover 1999 capital expenditures. Based on cash and cash equivalents on hand and expected cash flows from operations, along with existing credit facilities of $175 million, management believes there is sufficient liquidity to meet 1999 operating and capital needs. The Company may, from time to time, also seek to raise additional capital from the public or private securities markets or from other sources.

     In March 1999, the Company obtained a seven-year $175 million credit facility ("Scotiabank Credit Facility") from a syndicate of banks led by the Bank of Nova Scotia. The facility provides for a $125 million term loan facility and a $50 million revolving credit facility. Borrowings may be made under the term loan facility until December 31, 2000 and amortization of the term loan facility will commence on March 31, 2001. The final maturity of the term loan facility and revolving credit facility will be December 31, 2005. As of June 30, 1999, the Company has borrowed $12.0 million under the facility, and is in compliance with all operating, financial, and reporting covenants.


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

Market Risk

     The Company may from time to time utilize derivative instruments to manage financial risk. The Company has no material derivative exposures as of June 30, 1999 (see Note 5 - Sales Commitments). During the third quarter of 1998, the Company entered into sales contracts with General Motors Corporation, Ford Motor Company, Mitsubishi Corporation and KEMET Corp. These contracts cover the Company's PGM production over the five-year period from January 1999 through December 2003. During this period, the Company has committed between 90% to 100% of its actual palladium production and approximately 20% of its planned annual platinum production. Palladium and platinum sales are priced at a slight discount to market, with floor prices on substantially all of the Company's production committed under these contracts averaging $225 per ounce of palladium and $350 per ounce of platinum. The Company has also agreed to an average maximum price of approximately $400 per ounce on approximately 30% of its palladium production and $425 per ounce on approximately 20% of its planned annual platinum production.

Year 2000 Issues

     Year 2000 will impact computer programs written using two digits rather than four to define the applicable year. Any programs with time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in other ordinary activities. This problem largely affects software programs written years ago, before the issue came to prominence. The Company primarily uses third-party software programs written and updated by outside firms, and the Company is in the process of determining whether this software is Year 2000 compliant. In May 1996, the Company began the implementation of a new information technology infrastructure that the Company believes will be fully Year 2000 compliant. This infrastructure will be in place by the fourth quarter of 1999. The Company does not believe that the costs associated with additional Year 2000 compliance will be material.

     The Company has set in motion an effort to obtain written assurances from its material suppliers regarding their Year 2000 compliance. As a result of this effort, the Company expects to generate by the third quarter of 1999 a validated list of suppliers that are Year 2000 compliant, and will use the entities on this list to obtain its supplies.

     The Company has also begun the process of obtaining written assurances from the Company's material customers regarding their Year 2000 compliance. The Company's goal is to obtain by the third quarter of 1999 written assurances from customers that they are Year 2000 compliant or that they are expecting to become Year 2000 compliant before December 31, 1999. In addition, the Company is developing contingency plans to deal with potential Year 2000 risks that could occur as a result of power failures or the failure of other critical systems.

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

Other Developments

     The Company and the Paper, Allied Industrial, Chemical and Energy Workers International Union, under which the Company's employees are organized, reached agreement on a five-year collective bargaining agreement, dated July 1, 1999, which covers substantially all hourly employees at the Company's facilities.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         Not applicable

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The annual meeting of stockholders was held on May 27, 1999.

         (b) The following individuals were elected to continue as Directors at the meeting :


              John E. Andrews
              Douglas D. Donald
              Richard E. Gilbert
              Lawrence M. Glaser
              Apolinar Guzman
              William E. Nettles
              Ted Schwinden
              Peter Steen

         (c) Set forth below are the votes cast for the election of Directors:

                                                  For (*)             Withheld
                                            -----------------      -------------
             John E. Andrews                   28,402,990              57,193
             Douglas D. Donald                 28,404,046              57,193
             Richard E. Gilbert                28,402,524              57,193
             Lawrence M. Glaser                28,404,286              57,193
             Apolinar Guzman                   28,404,358              57,193
             William E. Nettles                28,402,990              57,193
             Ted Schwinden                     28,402,267              57,193
             Peter Steen                       28,402,750              57,193

             Stockholders were asked to amend the Company's Restated Certificate of Incorporation to alter the required number of directors, to provide the Board of Directors with the flexibility to increase and decrease the size of the Board from seven to ten members. Votes cast in favor were 24,110,578 representing approximately 70% of the shares entitled to vote, against were 129,682, and abstaining were 205,354.

             Additionally, stockholders were asked to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 1999. Votes cast in favor were 28,427,746 representing approximately 100% of the shares entitled to vote, against were 20,092, and abstaining were 12,682.

          * Stockholders have cumulative voting rights in connection with the election of Directors.

         (d) None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

              10.22 Contract between the Company and the Paper, Allied
                    Industrial, Chemical and Energy Workers International Union
                    dated July 1, 1999
              27    Financial Data Schedule

         (b)  Reports on Form 8-K:

              Form 8-K dated April 1, 1999, announcing the redemption of the Company's 7% Convertible Subordinated Notes Due 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                  STILLWATER MINING COMPANY
                                            (Registrant)



Date:  July 15, 1999              By: /s/ William E. Nettles
                                     -----------------------------------
                                     William E. Nettles
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer)



Date:  July 15, 1999              By: /s/ James A. Sabala
                                     -----------------------------------
                                     James A. Sabala
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)