Form 10-Q
period 1999-09-30
STILLWATER MINING CO /DE/
filed 1999-10-15
CIK 931948

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
              For the quarterly period ended September 30, 1999.

                                      OR

    [_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                For the transition period from ______ to ______

                        Commission file number 0-25090
                                               -------

                           STILLWATER MINING COMPANY
                           -------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                   81-0480654
   ----------------------------------       ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


            One Tabor Center
   1200 Seventeenth Street, Suite 900
            Denver, Colorado                                80202
   ----------------------------------       ------------------------------------
(Address of principal executive offices)                 (Zip Code)


                                (303) 352-2060
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:   YES   X    NO ___
                                           -

At October 7, 1999, 37,881,539 shares of Common Stock, $0.01 par value per share, were issued and outstanding.

                           STILLWATER MINING COMPANY

                                   FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements.....................................    3

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations............    9

PART II - OTHER INFORMATION

     Item 1    Legal Proceedings........................................   15

     Item 2    Changes in Securities....................................   15

     Item 3    Defaults Upon Senior Securities..........................   15

     Item 4    Submission of Matters to a Vote of Security Holders......   15

     Item 5    Other Information........................................   15

     Item 6    Exhibits and Reports on Form 8-K.........................   15

SIGNATURES     .........................................................   16

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Stillwater Mining Company
Consolidated Balance Sheet
(in thousands, except per share amounts)

                                                                  (Unaudited)
                                                                 September 30,       December 31,
                                                                     1999                1998
                                                                 -------------       ------------
ASSETS
  Current assets
     Cash and cash equivalents                                   $      10,652       $     49,811
     Inventories                                                        11,816              9,333
     Accounts receivable                                                21,657             21,762
     Deferred income taxes                                               2,980              2,980
     Other current assets                                                2,345              1,492
                                                                 -------------       ------------
       Total current assets                                             49,450             85,378
                                                                 -------------       ------------

  Property, plant and equipment, net                                   371,948            247,556
  Other noncurrent assets                                                4,781              3,003
                                                                 -------------       ------------

Total assets                                                     $     426,179       $    335,937
                                                                 =============       ============

LIABILITIES and SHAREHOLDERS' EQUITY
  Current liabilities
     Accounts payable                                            $      21,460       $     11,980
     Accrued payroll and benefits                                        3,545              3,332
     Property, production and franchise taxes payable                    4,252              3,971
     Current portion of capital lease obligations                        2,247              2,425
     Other current liabilities                                           5,750              4,909
                                                                 -------------       ------------
       Total current liabilities                                        37,254             26,617
                                                                 -------------       ------------

  Long-term liabilities
     Long-term debt and capital lease obligations                       49,962             58,992
     Deferred income taxes                                              27,869             19,009
     Other noncurrent liabilities                                        5,300              3,312
                                                                 -------------       ------------
       Total liabilities                                               120,385            107,930
                                                                 -------------       ------------

  Shareholders' equity
     Preferred stock, $0.01 par value, 1,000,000 shares
       authorized, none issued                                               -                  -
     Common stock, $0.01 par value, 50,000,000 shares
       authorized, 37,782,352 and 34,548,559 shares
       issued and outstanding, respectively                                378                345
     Paid-in capital                                                   268,302            214,281
     Accumulated earnings                                               37,114             13,381
                                                                 -------------       ------------
       Total shareholders' equity                                      305,794            228,007
                                                                 -------------       ------------

Total liabilities and shareholders' equity                       $     426,179       $    335,937
                                                                 =============       ============

                See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Statement of Operations
(Unaudited)
(in thousands, except per share amounts)

                                                     Three months ended                     Nine months ended
                                                        September 30,                         September 30,
                                                 ----------------------------        -------------------------------
                                                     1999             1998               1999                1998
                                                 -----------      -----------        -----------         -----------
Revenues                                         $    32,204      $    28,198        $   107,079         $    76,234

Costs and expenses
 Cost of metals sold                                  18,921           17,178             58,320              49,698
 Depreciation and amortization                         3,543            3,049              9,802               8,814
                                                 -----------      -----------        -----------         -----------
   Total cost of sales                                22,464           20,227             68,122              58,512

 General and administrative expense                    2,497            1,314              5,041               3,096
                                                 -----------      -----------        -----------         -----------
   Total costs and expenses                           24,961           21,541             73,163              61,608
                                                 -----------      -----------        -----------         -----------

Operating income                                       7,243            6,657             33,916              14,626

Other income (expense)
 Interest income                                         201              149                868                 662
 Interest expense, net of capitalized
  interest of $1,377, $565, $3,029 and $1,140              -             (645)              (137)             (2,550)
                                                 -----------      -----------        -----------         -----------

Income before income taxes                             7,444            6,161             34,647              12,738

Income tax provision                                  (2,345)          (2,371)           (10,914)             (4,904)
                                                 -----------      -----------        -----------         -----------

Net income and comprehensive income              $     5,099      $     3,790        $    23,733         $     7,834
                                                 ===========      ===========        ===========         ===========

Basic and diluted earnings per share
      Basic                                      $      0.14      $      0.12        $      0.65         $      0.25
                                                 ===========      ===========        ===========         ===========
      Diluted                                    $      0.13      $      0.12        $      0.62         $      0.25
                                                 ===========      ===========        ===========         ===========
Weighted average common shares
 outstanding
      Basic                                           37,771           30,912             36,372              30,759
      Diluted                                         38,564           31,545             38,592              31,326

                See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Statement of Cash Flows
(Unaudited)
(in thousands)

                                                                            Nine months ended
                                                                              September 30,
                                                                  ------------------------------------
                                                                       1999                  1998
                                                                  -------------          -------------
Cash flows from operating activities
Net income                                                        $      23,733          $       7,834

Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                         9,802                  8,814
    Deferred income taxes                                                 8,860                  4,904

Changes in operating assets and liabilities:
    Inventories                                                          (2,483)                  (655)
    Accounts receivable                                                     105                 (9,449)
    Accounts payable                                                      9,480                  3,731
    Other                                                                 3,349                  3,295
                                                                  -------------          -------------

Net cash provided by operating activities                                52,846                 18,474
                                                                  -------------          -------------

Cash flows from investing activities
    Capital expenditures                                               (134,194)               (40,546)
    Purchase of short-term investments                                        -                 (2,256)
    Proceeds from maturity of short-term investments                          -                 15,724
    Proceeds from sale/leaseback transactions                                 -                  9,206
                                                                  -------------          -------------
Net cash used in investing activities                                  (134,194)               (17,872)
                                                                  -------------          -------------

Cash flows from financing activities
    Issuance of common stock                                              2,966                  3,307
    Payments for debt issuance costs                                     (2,657)                     -
    Payments on long-term debt and capital lease obligations            (13,811)                (1,442)
    Borrowings under credit facility                                     56,000                      -
    Payments for conversion costs of 7% convertible notes                  (309)                     -
                                                                  -------------          -------------

Net cash provided by financing activities                                42,189                  1,865
                                                                  -------------          -------------

Cash and cash equivalents
    Net increase (decrease)                                             (39,159)                 2,467
    Balance at beginning of period                                       49,811                  4,191
                                                                  -------------          -------------
Balance at end of period                                          $      10,652          $       6,658
                                                                  =============          =============

                See notes to consolidated financial statements.

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1999 and the results of operations for the three and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine month periods ended September 30, 1999 and 1998. Certain amounts in the accompanying consolidated financial statements for 1998 have been reclassified to conform to the classifications used in 1999. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

Note 2 - New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for the fiscal year beginning January 1, 2001 and establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is in the process of assessing the impact of SFAS No. 133 on its financial statements.

Note 3 - Inventories

Inventories consisted of the following (in thousands):

                                                           September 30,             December 31,
                                                               1999                      1998
                                                           -------------             ------------
Metals inventory
  Raw ore                                                  $         500             $        267
  Concentrate and in-process                                       6,940                    4,988
                                                           -------------             ------------
                                                                   7,440                    5,255
Materials and supplies                                             4,376                    4,078
                                                           -------------             ------------
                                                           $      11,816             $      9,333
                                                           =============             ============

Note 4 - Long-Term Debt

     In March 1999, the Company obtained a seven-year $175 million credit facility ("Scotiabank Credit Facility") from a syndicate of banks led by the Bank of Nova Scotia. The facility provides for a $125 million term loan facility and a $50 million revolving credit facility. Borrowings may be made under the term loan facility until December 31, 2000 and amortization of the term loan facility will commence on March 31, 2001. The final maturity of the term loan facility and revolving credit facility will be December 31, 2005. As of September 30, 1999, the Company had $44 million outstanding under the facility, and is in compliance with all operating, financial, and reporting covenants.

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

     As of September 30, 1999, the Company held put options expiring in 1999 for 7,500 ounces of palladium and 3,000 ounces of platinum at an average price of $300 and $350, respectively. The Company has also sold call options expiring in 1999 for 7,500 ounces of palladium and 3,000 ounces of platinum at an average price of $400 and $373, respectively.

     As of September 30, 1999, the Company held put options expiring in 2000 for 57,500 ounces of palladium at an average price of $326. The Company has also sold call options expiring in 2000 for 57,500 ounces of palladium at an average price of $418. In the year 2001, the Company has established put and call options on 5,000 ounces of palladium at $327 and $419, respectively. Platinum put and call options in 2000 are for 1,000 ounces at $349 and $370, respectively.

     As of September 30, 1999, the Company had 20,000 ounces of platinum sold forward at an average price of $404 per ounce, all to be delivered in 2000.

Note 6 - Earnings per Share

     The Company complies with SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share.

     Outstanding options to purchase 1,887,534 and 1,903,926 shares of common stock were included in the computation of diluted earnings per share for the three month periods ended September 30, 1999 and 1998, respectively. Outstanding options to purchase 532,925 and 107,213 shares of common stock were excluded from the computation of diluted earnings per share for the three month periods ended September 30, 1999 and 1998, respectively, because to do so would have been antidilutive using the treasury stock method.

     Outstanding options to purchase 2,335,884 and 1,733,489 shares of common stock were included in the computation of diluted earnings per share for the nine month periods ended September 30, 1999 and 1998, respectively. Outstanding options to purchase 84,575 and 277,650 shares of common stock were excluded from the computation of diluted earnings per share for the nine month periods ended September 30, 1999 and 1998, respectively, because to do so would have been antidilutive using the treasury stock method.

     In addition, 0 and 1,258,736 shares of common stock from assumed conversion of the Company's 7% Convertible Subordinated Notes were included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 1999, respectively. 2.9 million shares of common stock issuable under the terms of the Notes were excluded from the computation of diluted earnings per share for the three and nine month periods ended
September 30, 1998, because to do so would have been antidilutive.

     The Board of Directors declared a three-for-two stock split on the Company's common stock effective December 31, 1998 in the form of a stock dividend. All per share data, including stock option information, has been restated to reflect this stock split.

Note 7 - Income Taxes

     The Company has reviewed its expected net deferred tax assets and liabilities for the year ended December 31, 1999 and has provided for income taxes for the nine months ended September 30, 1999 at the expected annualized rate of 31.5%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Stillwater Mining Company
Key Factors
(Unaudited)

                                                    Three months ended                   Nine months ended
                                                      September 30,                        September 30,
                                                --------------------------          --------------------------
                                                   1999             1998               1999             1998
                                                ---------        ---------          ---------        ---------
Ounces produced (000)
  Palladium                                            72               87                230              255
  Platinum                                             22               26                 69               78
                                                ---------        ---------          ---------        ---------
     Total                                             94              113                299              333

Tons mined (000)                                      152              200                501              547

Tons milled (000)                                     152              191                503              537
Mill head grade (ounces per ton)                     0.68             0.66               0.66             0.69
Mill recovery (%)                                      91               92                 91               92

Cash costs per ton                              $     134        $      90          $     116        $      93

Cash costs per ounce/(1)/                       $     217        $     151          $     195        $     150
Depreciation and amortization                          38               27                 33               27
                                                ---------        ---------          ---------        ---------
     Total costs per ounce produced             $     255        $     178          $     228        $     177

Ounces sold (000)/(2)/
  Palladium                                            69               88                231              253
  Platinum                                             21               28                 70               77
                                                ---------        ---------          ---------        ---------
     Total                                             90              116                301              330

Average realized price per ounce/(3)/
  Palladium                                     $     359        $     204          $     353        $     184
  Platinum                                      $     364        $     369          $     364        $     383
  Combined/(2)/                                 $     360        $     244          $     356        $     231

Average market price per ounce/(3)/
  Palladium                                     $     345        $     294          $     343        $     285
  Platinum                                      $     357        $     369          $     359        $     381
  Combined/(2)/                                 $     348        $     312          $     347        $     305

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


Results of Operations

Three months ended September 30, 1999 compared to three months ended September
------------------------------------------------------------------------------
30, 1998
--------

  Revenues
  --------

  Revenues for the third quarter of 1999 increased $4.0 million, or 14%, to $32.2 million compared to $28.2 million in the third quarter of 1998. The increase in revenue was due to a 48% increase in the combined average realized price per ounce of palladium and platinum over the prior year period partially offset by a 22% decrease in the quantity of metal sold.

  During the third quarter of 1999, the Company sold 69,000 ounces of palladium and 21,000 ounces of platinum at average realized prices of $359 and $364, respectively, compared with sales of 88,000 ounces of palladium and 28,000 ounces of platinum at average realized prices of $204 and $369, respectively, in the prior year's comparable period. During the third quarter of 1999, the average market prices of palladium and platinum were $345 and $356, respectively. During the third quarter of 1999, the Company produced 72,000 ounces of palladium and 22,000 ounces of platinum compared with production of 87,000 ounces of palladium and 26,000 ounces of platinum in the third quarter of 1998. The lower ore production is the result of a temporary decrease in developed reserves available for mining, which has resulted in a temporary increase in the quantity of waste tons mined relative to total mine output, and to continued production inefficiencies created by the rapid expansion of the miner's workforce associated with the Company's expansion activities. The Company is implementing strategic plans designed to rectify the production inefficiencies.

  Costs
  -----

  Cost of sales increased by $2.2 million, or 11%, from $20.2 million in the third quarter of 1998 to $22.4 million in the third quarter of 1999. The cash cost per ounce produced increased 44% from $151 in the third quarter of 1998 to $217 in 1999. The increase in cash costs per ounce is the result of a 20% decrease in tons milled and an overall 19% increase in cash costs. The increase in costs is associated with programs that are currently in place in anticipation of the planned production increases scheduled for 2000 and beyond. General and administrative expense increased by $1.2 million, or 90% and is primarily the result of $1.1 million of severance expenses associated with a management restructuring instituted in the third quarter of 1999 and consulting services of $0.4 million designed to rectify certain production inefficiencies.

  Operating Income
  ----------------

  As a result of the increase in revenues and the increase in operating costs discussed above, operating income in the third quarter of 1999 increased by $0.5 million to $7.2 million compared to $6.7 million in the comparable period of 1998.

  Other Income (Expense)
  ----------------------

  During the third quarter of 1999, the Company incurred no interest expense compared to $0.6 million in the third quarter of 1998. The decrease in interest expense is due to a larger portion of interest being capitalized in 1999. The Company's 7% Subordinated Convertible Notes were called for redemption on May 1, 1999. Capitalized interest expense increased from $0.6 million in the third quarter of 1998 to $1.4 million in the third quarter of 1999 as a result of expansion activities at the Company's various operations.

  Net Income
  ----------

  The Company's income before income taxes amounted to $7.4 million in the third quarter of 1999 compared to $6.2 million in the third quarter of 1998. In the third quarter of 1999, the Company provided for $2.3 million of income taxes compared to $2.4 million in the third quarter of 1998. As a result, the Company had net income of $5.1 million, or $0.14 per basic share ($0.13 per diluted share) in the third quarter of 1999, compared to net income of $3.8 million, or $0.12 per basic and diluted share in the third quarter of 1998.


Nine months ended September 30, 1999 compared to nine months ended September 30,
--------------------------------------------------------------------------------
1998
----

  Revenues
  --------

  Revenues for the first nine months of 1999 increased $30.9 million, or 40%, to $107.1 million compared to $76.2 million in the first nine months of 1998. The increase in revenue was primarily due to a 54% increase in the combined average realized price per ounce of palladium and platinum as compared to the first nine months of 1998, partially offset by a 9% decrease in the quantity of metal sold.

  During the first nine months of 1999, the Company sold 231,000 ounces of palladium and 70,000 ounces of platinum at average realized prices of $353 and $364, respectively, compared with sales of 253,000 ounces of palladium and 77,000 ounces of platinum at average realized prices of $184 and $383, respectively, in the prior year's comparable period. During the first nine months of 1999, the average market prices of palladium and platinum were $345 and $359, respectively. During the first nine months of 1999, the Company produced 230,000 ounces of palladium and 69,000 ounces of platinum compared with production of 255,000 ounces of palladium and 78,000 ounces of platinum in the first nine months of 1998. The lower ore production is the result of a temporary decrease in developed reserves available for mining, which has resulted in a temporary increase in the quantity of waste tons mined relative to total mine output, and to continued production inefficiencies created by the rapid expansion of the miner's workforce associated with the Company's expansion activities. The Company is implementing strategic plans designed to rectify the production inefficiencies.

  Costs
  -----

  Cost of sales increased by $9.6 million, or 16%, from $58.5 million in the first nine months of 1998 to $68.1 million in the first nine months of 1999. The cash cost per ounce produced increased 30% from $150 in the first nine months of 1998 to $195 in 1999. The increase in cash costs per ounce is the result of a 4% decrease in average ore grade processed in the first nine months of 1999, a 6% decrease in tons milled, and an overall 17% increase in cash costs associated with programs that are currently in place in anticipation of the planned production increases scheduled for 2000 and beyond. General and administrative expense increased by $1.9 million, or 63% and is primarily the result of $1.1 million of severance expenses associated with a management restructuring instituted in the third quarter of 1999 and consulting services of $0.4 million designed to rectify certain production inefficiencies.

  Operating Income
  ----------------

  As a result of the increase in revenues and the increase in operating costs discussed above, operating income in the first nine months of 1999 increased by $19.3 million to $33.9 million compared to $14.6 million in the comparable period of 1998.

  Other Income (Expense)
  ----------------------

  During the first nine months of 1999, interest expense decreased by $2.4 million to $0.1 million compared with $2.6 million in the first nine months of 1998. The decrease in interest expense is due to a larger portion of interest being capitalized in 1999 and by a decrease in the Company's level of long-term debt in the first nine months of 1999 compared to the first nine months of 1998. The Company's 7% Subordinated Convertible Notes were called for redemption on May 1, 1999. Capitalized interest expense increased from $1.1 million in the first nine months of 1998 to $3.0 million in the first nine months of 1999 as a result of expansion activities at the Company's various operations.

  Net Income
  ----------

  The Company's income before income taxes amounted to $34.6 million in the first nine months of 1999 compared to $12.7 million in the first nine months of 1998. In the first nine months of 1999, the Company provided for $10.9 million of income taxes compared to $4.9 million in the first nine months of 1998. As a result, the Company reports net income of $23.7 million, or $0.65 per basic share ($0.62 per diluted share) in the first nine months of 1999, compared to a net income of $7.8 million, or $0.25 per basic and diluted share in the first nine months of 1998.


Liquidity and Capital Resources

  The Company's working capital at September 30, 1999 was $12.2 million compared to $58.8 million at December 31, 1998. The ratio of current assets to current liabilities was 1.3 at September 30, 1999 compared to 3.2 at December 31, 1998.

  Net cash provided by operations for the nine months ended September 30, 1999, was $52.8 million compared with $18.5 million in the comparable period of 1998, an increase of $34.3 million. The increase is primarily the result of increased net income of $15.9 million and an increase in the provision for deferred income taxes of $4.0 million in the first nine months of 1999, and a change in operating assets and liabilities of $13.5 million.

  A total of $134.2 million of cash was used in investing activities in the first nine months of 1999 compared to $17.9 million in the same period of 1998. The increase was primarily due to higher capital expenditures as a result of the development of the East Boulder project, the Stillwater Mine expansion and expansion of the Company's smelter and base metals refinery.

  For the nine months ended September 30, 1999, cash flow provided by financing activities was $42.2 million compared to $1.9 million for the comparable period of 1998. The increase is primarily the result of proceeds from the borrowings under the Company's credit facility.

  As a result of the above, cash and cash equivalents decreased by $39.2 million for the nine months ended September 30, 1999, compared with an increase of $2.5 million in the comparable period of 1998.

  In 1998, the Company announced plans to expand the Stillwater Mine and to develop East Boulder. Total capital to fund the expansion is expected to approximate $385 million. Of this, the Stillwater Mine expansion is expected to cost approximately $75 million; East Boulder is expected to cost approximately $270 million; and approximately $40 million is designated for the expansion of the Company's smelter and base metals refinery located in Columbus, Montana. For the first nine months of 1999, capital expenditures increased to $134.2 million compared to $40.5 million for the same period in 1998.

  Cash flow from operating activities is not expected to be sufficient to cover 1999 capital expenditures. Based on cash and cash equivalents on hand and expected cash flows from operations, along with existing credit facilities of $175 million, management believes there is sufficient liquidity to meet operating and capital needs for the next year. The Company may, from time to time, also seek to raise additional capital from the public or private securities markets or from other sources.

  In March 1999, the Company obtained a seven-year $175 million credit facility ("Scotiabank Credit Facility") from a syndicate of banks led by the Bank of Nova Scotia. The facility provides for a $125 million term loan facility and a $50 million revolving credit facility. Borrowings may be made under the term loan facility until December 31, 2000 and amortization of the term loan facility will commence on March 31, 2001. The final maturity of the term loan facility and revolving credit facility will be December 31, 2005. As of September 30, 1999, the Company had $44 million outstanding under the facility, and is in compliance with all operating, financial, and reporting covenants.

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

Market Risk

  The Company may from time to time utilize derivative instruments to manage financial risk. The Company has no material derivative exposures as of September 30, 1999 (see Note 5 - Sales Commitments). During the third quarter of 1998, the Company entered into sales contracts with General Motors Corporation, Ford Motor Company, Mitsubishi Corporation and KEMET Corp. These contracts cover the Company's PGM production over the five-year period from January 1999 through December 2003. During this period, the Company has committed between 90% to 100% of its actual palladium production and approximately 20% of its planned annual platinum production. Palladium and platinum sales are priced at a slight discount to market, with floor prices on substantially all of the Company's production committed under these contracts averaging $225 per ounce of palladium and $350 per ounce of platinum. The Company has also agreed to an average maximum price of approximately $400 per ounce on approximately 30% of its palladium production and $425 per ounce on approximately 20% of its planned annual platinum production.

Year 2000 Issues

  Year 2000 will impact computer programs written using two digits rather than four to define the applicable year. Any programs with time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in other ordinary activities. This problem largely affects software programs written years ago, before the issue came to prominence. The Company primarily uses third-party software programs written and updated by outside firms, and the Company has recently completed necessary upgrades to make this software Year 2000 compliant. During the fourth quarter of 1999, the Company will undergo the final phase of software testing and anticipates minimal problems. The Company does not believe that the costs associated with additional Year 2000 compliance will be material.

  The Company has requested and obtained written assurances from its key material suppliers regarding their Year 2000 compliance. As a result of this effort, the Company has generated a validated list of key suppliers that are Year 2000 compliant, and will use the entities on this list to obtain its supplies.

  The Company has also provided written communications to material customers regarding Year 2000 compliance, outlining the importance of addressing this issue and detailing the Company's progress towards becoming fully Year 2000 compliant. In addition, the Company is developing contingency plans to deal with potential Year 2000 risks that could occur as a result of power failures or the failure of other critical systems.

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

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

              27              Financial Data Schedule

         (b)  Reports on Form 8-K:

              None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  STILLWATER MINING COMPANY
                                          (Registrant)



Date:  October 15, 1999           By:  /s/ William E. Nettles
                                       ----------------------------------
                                       William E. Nettles
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)



Date:  October 15, 1999           By:  /s/ James A. Sabala
                                       ----------------------------------
                                       James A. Sabala
                                       Vice President and Chief Financial
                                       Officer
                                       (Principal Financial Officer)