Form 10-K405
period 1999-12-31
STILLWATER MINING CO /DE/
filed 2000-03-24
CIK 931948

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
          Title of each class                         on which registered
          -------------------                         -------------------

      Common stock, $.01 par value                The American Stock Exchange
    Preferred Stock Purchase Rights               The American Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2000, assuming a price of $37.13 per share, the closing sale price on the American Stock Exchange, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates was approximately $1,426,353,331.

As of March 1, 2000, the company had outstanding 38,415,118 shares of common stock, $.01 par value.

Documents Incorporated by Reference: Part III, Items 10, 11, 12 and 13 incorporate by reference certain specifically identified portions of Stillwater Mining Company's Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders.

                               TABLE OF CONTENTS


                                    PART I

ITEMS 1 AND 2  BUSINESS AND PROPERTIES......................................   3

ITEM 3         LEGAL PROCEEDINGS............................................  23

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS......................................................  23

                                    PART II

ITEM 5         MARKET FOR REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS..............................  24

ITEM 6         SELECTED FINANCIAL AND OPERATING DATA........................  25

ITEM 7         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS................  27

ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....  33

ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................  35

ITEM 9         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE..........................  55

                                   PART III

ITEM 10        DIRECTORS AND EXECUTIVE OFFICERS OF THE
               REGISTRANT...................................................  56

ITEM 11        EXECUTIVE COMPENSATION.......................................  56

ITEM 12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT...............................................  56

ITEM 13        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  56

                                    PART IV

ITEM 14        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K..........................................  57

                                    PART I

                                 ITEMS 1 AND 2
                            BUSINESS AND PROPERTIES


                       INTRODUCTION AND 1999 HIGHLIGHTS

     Stillwater Mining Company (the company) mines, processes and refines palladium, platinum and associated metals (platinum group metals or PGMs) from a geological formation in southern Montana known as the J-M Reef. The J-M Reef is the only known significant source of platinum group metals outside South Africa and Russia. Associated by-product metals of PGMs include rhodium, gold, silver, nickel and copper. The J-M Reef is an extensive mineralized zone containing PGMs which have been traced over a strike length of approximately 28 miles. All of the company's current mining operations are conducted at the Stillwater Mine in Nye, Montana. Expansion is under way at the Stillwater Mine and the company is developing a second mine at the East Boulder project approximately 13 miles away on the west end of the J-M Reef.

     PGMs are rare precious metals with unique physical properties that are used in diverse industrial applications and in the jewelry industry. The largest and fastest growing use for PGMs is in the automotive industry for the production of catalysts that reduce automobile emissions. Palladium is also used in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices, as well as dental applications. Platinum's largest use is for jewelry. Industrial uses for platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasolines and fuel cells.

     At December 31, 1999, the company had proven and probable reserves of approximately 36.3 million tons of ore with an average grade of 0.71 ounce of PGMs per ton containing approximately 25.7 million ounces of palladium and platinum in a ratio of approximately 3.3 parts palladium to one part platinum. See "Business and Properties - PGM Ore Reserves".

Highlights of the 1999 year included:

 .    Revenues increased 43% to $152.7 million in 1999 as a result of record PGM prices compared to 1998, and the company reported net income of $37.2 million in 1999 compared to a net income of $13.4 million in 1998.

 .    During 1999, the company continued to implement a plan announced in 1998 designed to increase annual PGM production from 444,000 ounces in 1998 to an estimated annualized rate of 1.2 million ounces by the end of 2002. The plan consists of an expansion of the existing Stillwater Mine from the current production capacity of 2,000 tons of ore per day to 3,000 tons of ore per day, the construction of a second mine approximately 13 miles to the west of Nye, the East Boulder Project, designed to process ore at the rate of 2,000 tons per day, and the expansion of the existing smelter and base metals refinery. During 1999, the expansion at the Stillwater Mine experienced difficulties associated with a lack of sufficient developed working faces, increased dilution resulting from narrower ore width and lower mine productivity which caused production to decrease to approximately 409,000 ounces. The company has implemented programs to address these issues and expects the Nye expansion to be completed during 2001, approximately one year behind the original schedule. The total capital cost of the expansion program is currently estimated to be approximately $385 million. This cost estimate is being reviewed by Bechtel/MRDI. See "Business and Properties - Expansion Plan".

 .    During 1999, the company mined approximately 688,000 tons of ore compared to approximately 720,000 tons of ore mined in 1998. The cash cost of production per PGM ounce was $199 in 1999 compared to $151 in 1998.

 .    Cash flow from operations increased to $67.8 million in 1999 compared to
     $31.1 million in 1998.

 .    During 1999, $51.4 million of convertible subordinated notes were called for redemption, and virtually all of the notes were converted to common stock.

     For a discussion of risks associated with the company's business, please read "Business and Properties--Current Operations", "--Expansion Plan", and "-- Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".


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

                            GEOLOGY OF THE J-M REEF

     The J-M Reef is located in the Beartooth Mountains in southern Montana. It is situated along the northern edge of the Beartooth Plateau, which rises to elevations of over 10,000 feet. This plateau is deeply dissected by several rivers and their tributaries, including the Stillwater River towards the eastern end of the reef and the Boulder River near the western end of the reef. Both of these rivers have eroded their valley floors resulting in deep valleys cut into the gently undulating elevated plateau.

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

     The PGMs, which consist primarily of palladium, platinum and a minor amount of rhodium, are concentrated in one principal layer along with small amounts of nickel, copper, silver and gold. The J-M Reef appears to form a continuous layer which is exposed from the highest ridges over 9,500 feet above sea level to the deepest valleys almost a mile below the surface of the plateau. The mineralized horizon has been demonstrated to have a vertical continuity exceeding 6,000 feet. Additionally, one exploration hole in the Stillwater Valley has confirmed the continuity of the reef to the 1,400-foot elevation. Geological and geophysical evidence suggests that the J-M Reef extends downward beyond the limits of currently available mining practice. Geological mapping and gravity surveys also suggest that the dip of the J-M Reef flattens gently and may extend 30 miles or more to the north.

     The J-M Reef is similar to South Africa's Bushveld Complex which contains the platiniferous Merensky Reef currently mined in many localities. The in situ PGM grade of the J-M Reef is significantly higher than that of the Merensky Reef and its economically recoverable portion is significantly thicker. The Merensky Reef, however, has a substantially longer known surface strike length compared to the strike length of the J-M Reef.

                               PGM ORE RESERVES

          The following table sets forth the company's proven and probable palladium and platinum ore reserves as of December 31, 1999 and 1998. The reserves reflected below are based on a cut-off grade in 1999 and 1998 of 0.3 ounce of palladium plus platinum per ton, and assume prices for palladium and platinum of $225 and $350 per ounce, respectively, in 1999 and 1998. Proven and probable reserves give effect to an average mining dilution of 10% at zero grade based on actual mining experience.

          The December 31, 1999 and 1998 ore reserves were reviewed by Behre Dolbear & Company, Inc. ("Behre Dolbear"), independent consultants, who are experts in mining, geology and ore reserve determination. The company has utilized Behre Dolbear to carry out independent reviews and inventories of the company's ore reserves since 1990. The ore reserves have been affirmed and verified by Behre Dolbear in alternating years prior to 1997. See "Business and Properties - Risk Factors - Difficulty of Estimating Reserves Accurately."

                               ORE RESERVES (1)

                                         December 31, 1999                               December 31, 1998
---------------------------------------------------------------------------------------------------------------------------
                                         Average        Contained (3)                        Average        Contained (3)
                            Tons (1)    Grade (3)          Ounces          Tons (1)         Grade (3)           Ounces
                             (000's)   (Ounce/Ton)         (000's)          (000's)        (Ounce/Ton)         (000's)
---------------------------------------------------------------------------------------------------------------------------
Proven Reserves               1,764       0.74              1,311            1,884            0.74                1,399
Probable Reserves (2)        34,529       0.71             24,352           35,174            0.71               24,871
                             -------      ----             ------           ------            ----               ------
Total Proven and Probable
  Reserves                   36,293       0.71             25,663           37,058            0.71               26,270
                             ------       ----             ------           ------            ----               ------

   (1) Reserves are defined as that part of a mineral deposit that can be economically and legally extracted or produced at the time of determination and is customarily stated in terms of "ore" when dealing with metals. The probable reserves are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are between 50 and 1,000 feet apart. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity. See "Business and Properties - Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition."

    (2) Total probable reserves include 13.3 million tons at December 31, 1999 and 1998 in the area of East Boulder. Significant capital investments will be required to access the East Boulder reserves. See "Business and Properties -Current Operations - East Boulder Project."

    (3) Expressed as palladium plus platinum ounces per ton at a ratio of 3.3 parts palladium to one part platinum, before processing losses of approximately 10%.

         Reserves are consumed during mining operations and the company generally replaces reserves by drilling on a close-spaced pattern mineralized material which has been identified geologically but not yet established as proven and probable reserves. Because of the expense of the close-spaced drilling necessary to generate proven mining reserve estimates, the company has set a goal to establish sufficient reserves to support its mine development objective of approximately two to three years of production.

                              CURRENT OPERATIONS

Stillwater Mine

         The company's current mining operations take place at the Stillwater Mine, an underground mine accessing the J-M Reef in Nye, Montana. In addition, the company owns and maintains ancillary buildings which contain the concentrator, shop and warehouse, changing facilities, headframe, hoist house, paste plant, storage facilities and office. All structures are located within its 1,340 acre operating permit area at the Stillwater Mine. The Stillwater Mine is primarily located on federal land and is wholly owned and operated by the company. The mine is located approximately 85 miles southwest of Billings, Montana and is accessed by a paved road. The mine has adequate water and power from established sources.

Mining

         The Stillwater Mine accesses a five-mile segment of the J-M Reef, between the elevations of 6,700 and 3,100 feet above sea level. Deep exploration drill holes at the mine have confirmed the structure and mineralization of the J-M Reef down to an elevation of 1,400 feet. The deposit appears to be open at depth and will be further verified by additional drilling. Access to the ore at the Stillwater Mine is by means of a 1,950-foot vertical shaft and by horizontal adits and drifts driven parallel to the strike of the J-M Reef at vertical intervals of between 200 feet and 300 feet. Adits have been driven from the surface in the Stillwater Valley at elevations of 5,000 feet above sea level or more. Five drifts have been developed below the valley floor by ramping down from the 5,000-foot level to extract ore from the reef down to the 4,000-foot elevation. Four major levels below the 5,000-foot level are now being developed from the shaft and shaft ramp system.

         The 1,950-foot vertical shaft was constructed in 1994 and 1997 as part of the company's 1994 expansion plan designed to double output from 1,000 to 2,000 tons of ore per day and was sunk adjacent to the concentrator to increase efficiency of the operation. All ore and waste are crushed before being hoisted up the shaft. The production shaft and underground crushing station have reduced haulage times and costs, improved the material handling of ore and waste and improved the grinding capabilities of the concentrator. For the foreseeable future, ore from those areas above the 5,000-foot west elevation will continue to be hauled to the surface by train. Ore from those areas below the 5,000-foot level, and those that are not currently connected to the shaft are transported to the surface by 15-ton underground trucks. The portion of waste that cannot be used for backfill in underground excavations is hauled to the surface or hoisted up the shaft, depending on its location, and used in the rock embankment of the tailings dam or is placed in the permitted waste disposal site.

         Prior to 1994, almost all of the company's mining activities utilized "cut-and-fill" stoping methods. This method extracts the ore body in ten-foot high horizontal cuts. The open space created by the extraction of each cut is filled with waste rock and coarse concentrator tailings and becomes the floor for the next level of mining as the process moves upward. Since 1994, the company has introduced two mechanized mining methods: "ramp-and-fill" and "sub-level stoping." Ramp-and-fill is a mining method in which a succession of horizontal cuts are extracted from the ore body using mobile equipment. Access to the ore body is from ramps driven in or adjacent to the ore body allowing the use of hydraulic drills and load haul dump equipment. Sub-level stoping is a mining method in which blocks of the reef approximately 50 feet high and up to 75 feet in length are extracted in 30-foot intervals utilizing mobile electric hydraulic long-hole drills and remote control rubber tired load haul dump equipment. The reef is mined in a retreat sequence and mined out areas are filled with development waste. The company believes that mechanized mining methods are safer, less expensive and more productive than traditional "cut-and-fill" stoping. Mechanized mining accounts for approximately 94% of total tons mined in 1999. Currently, direct costs per ton mined for mechanized stoping are approximately 16% less than cut-and-fill stoping and is nearly 62% more productive in terms of tons per man-hour. However, not all areas of the reef are amenable to mechanized methods, and the company will continue to select the appropriate mining method on a stope-by-stope basis.

Production

          During 1999, the company produced approximately 409,000 ounces of palladium and platinum, compared to approximately 444,000 ounces in 1998 and approximately 355,000 ounces in 1997. See "Selected Financial and Operating Data". The company reduced its cash production costs from $174 per ounce in 1997 to $151 per ounce in 1998. In 1999, cash production costs increased to $199 per ounce. The increase is the result of a decrease in the tons of ore mined in 1999, which occurred due to a lack of developed production faces, narrower ore widths which caused increased mining dilution and lower ore grades and lower mine productivity.

          During 1998, the company announced the 1998 Expansion Plan designed to, among other things, increase the Stillwater Mine production rate to 3,000 tons of ore per day and begin mining at East Boulder. The capital expenditure budget relating to the expansion at the Stillwater Mine is approximately $75 million. At December 31, 1999, the company had invested approximately $47.9 million at the Stillwater Mine. See "Business and Properties - Expansion Plan".

Concentration

          The company maintains a concentrator plant adjacent to the Stillwater Mine. Ore is defined as material with a metal content of 0.3 ounce per ton or more. Ore is fed into the concentrator, mixed with water and ground to a slurry in a mill circuit to liberate the PGM-bearing sulfide minerals from the rock matrix. Various reagents are added to the slurry to separate the valuable sulfides from the waste rock in a flotation circuit. In this circuit, the sulfide minerals are floated, recycled, reground and refloated to produce a concentrate suitable for further processing. The flotation concentrate, which represents approximately 1% of the original ore weight, is filtered, dried and transported in trailers approximately 46 miles to the company's metallurgical complex in Columbus, Montana. Approximately 60% of the material discarded from this process is used for backfill in the mine, with the balance stored in an onsite tailings containment area.

          During 1998, the concentrator's crushing, grinding and flotation capacity were expanded to enable the processing of 3,000 tons of ore per day. Mill recovery was 91% for 1999, 91% for 1998 and 89% for 1997.

          In 1998, the company received an amendment to its existing Operating Permit which provides for the construction of a lined tailings impoundment that will serve the Stillwater Mine for the next thirty years. During 1999, construction commenced on the tailings impoundment which is expected to be completed in late 2000. See "Business and Properties - Current Operations - Regulatory and Environmental Matters - Permitting and Reclamation".

    Metallurgical Complex

          Smelting. The company's metallurgical complex is located in Columbus,
          ---------
Montana and consists of the precious metals smelter and base metals refinery. Concentrate from the mine site is fed to a 1.5 megawatt electric furnace, where it is melted and separated into a silica oxide rich slag and a PGM rich matte.

          The matte is tapped from the furnace and granulated. The granulated furnace matte is remelted in a top blown rotary converter (TBRC), which separates iron from the converter matte. The converter matte is poured from the top blown rotary converter, granulated and transferred to the base metals refinery in two ton bags for further processing. The granulated converter matte, approximately 10% of the original smelter feed weight, is primarily copper and nickel sulfides containing about 2% PGMs.

          The gasses released from the smelting operations are routed through a gas/liquid scrubbing system, which removes approximately 99.8% of the sulfur dioxide. Spent scrubbing solution is treated in a process that converts the sulfur dioxide to gypsum, or calcium sulfate, and regenerates clean scrubbing solution. The gypsum is used by local farmers as a soil amendment.

          The initial expansion of the smelter was completed in 1997, increasing the daily smelting capacity from 22 tons of concentrate per day to 32 tons of concentrate per day. Feed and power control systems for the existing furnace were modified, a second top blown rotary converter was added and the gas handling and solution regeneration systems were upgraded. During 1999, the company completed construction of an additional smelting facility designed to provide smelting capacity of 100 tons of concentrate per day. The new facility consists of a larger furnace, an additional top blown rotary converter, an additional granulator and additional gas handling and solution regeneration systems. The total cost of the facility was $38 million and is expected to provide sufficient smelting capacity for the foreseeable future.

          Base Metals Refinery.  In 1996, the company constructed and
          ---------------------
commissioned the base metals refinery in Columbus, Montana, which utilizes the patented Sherritt Process, whereby sulfuric acid is used to dissolve the nickel, copper, cobalt and iron from the converter matte. This process upgrades the converter matte product over 25 to 30 times (from 2% PGMs to 55-60% PGMs). The base metals refinery has a capacity equivalent to more than 4,000 tons of ore per day of mine production. The present plant is operated two shifts per day, five days per week. Even though mine production ramped up during 1997 and 1998, the base metals refinery was able to increase efficiencies and maintain a five-day schedule.

          The iron is precipitated out of the solution and returned to the smelter to be processed and removed in the slag. The dissolved nickel, copper and cobalt is shipped via truck, as a sulfate solution, to an outside refiner located in Canada. The company is paid for a portion of the nickel and cobalt content of the solution. In the second half of 1999, the company completed construction of the second stage of a copper/nickel refinery. As a result, copper byproducts are now shipped to a copper smelter pursuant to a sales contract.

          The resulting PGM rich filter cake is shipped via air freight to four different refineries and is returned to the account of the company as 99.95% PGM sponge after approximately 26-35 days. The company pays its refiners a refining charge in United States dollars per ounce for the toll processing of the base metals refinery filter cake.

          The 1998 expansion plan for the base metals refinery contemplates an additional autoclave and an upgrade to the piping and ventricular systems required to handle the additional material anticipated as a result of the Nye and East Boulder expansions. The base metals refinery expansion is expected to be completed in the second half of 2000.

Secondary Materials Processing

          A sampling facility for secondary materials was completed in late 1997. The facility was designed to accept spent catalysts that can be crushed and added to the electric furnace. Several test lots were processed during 1997, and it was determined that the spent auto catalysts are suitable for processing at the company's facilities. During 1998, the company began processing small shipments of spent auto catalysts and in 1999 processed approximately 356 tons of spent catalysts.

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

East Boulder Project

          The East Boulder project will provide western access to the J-M Reef, and is located approximately 32 miles south of Big Timber, Montana. The property is accessed via a Forest Service road and all necessary utilities exist for operations. The East Boulder property is wholly owned by the company. Development consists of construction of an underground mine and support facilities, including an underground crusher, a surface concentrator and ancillary surface facilities. These facilities have been designed to allow expansion beyond 2,000 tons of ore per day should this be economically justified and if existing operating permits are amended.

         During the second quarter of 1998, the company accepted delivery of a tunnel boring machine and commenced to drive a 18,500-foot long, 15-foot diameter tunnel. This tunnel is expected to be completed early in the second quarter of 2000 and cost approximately $21.3 million. The company acquired and refurbished a second tunnel boring machine and commenced drilling a second tunnel in the first quarter of 1999. At December 31, 1999, the first and second tunnels had advanced 16,097 and 13,116 feet, respectively, of the 18,500 feet toward the reef.

         Additional activities commenced during 1999 which consisted of design engineering, site work and construction of surface facilities, including the tailings impoundment facility, concentrator facility, and new office/dry facility. At December 31, 1999, the company had invested $87.8 million at the East Boulder Project.

         During the fourth quarter of 1999, the company contracted with two independent engineering firms, Bechtel Corporation and MRDI, USA, a division of AGRA Simons Limited, to conduct a project review of the project parameters for the East Boulder Project. The study is expected to analyze the project's development schedule, mine planning, capital and operating cost estimates.

         During 2000, the company expects to continue underground development, detailed engineering and construction of the concentrator and ancillary facilities at East Boulder. The East Boulder mine is expected to begin production in the first half of 2001. The estimated total cost of the project is approximately $270 million. This estimated cost and schedule may change based upon the Bechtel/MRDI report.

Other Properties

         The company owns a 37,199 square foot smelter plant and 45,600 square foot base metals refinery located in Columbus, Montana. The company also leases a 10,100 square foot office building in Columbus and 4,777 square feet of office space in Denver, Colorado. The company believes that its existing facilities are adequate to service current production levels. The company also owns additional parcels of land totaling approximately 3,024 acres in Stillwater County, Montana and additional properties in Big Timber, Montana which will be used for ancillary facilities. All of the company properties are subject to a mortgage in favor of the company's banking syndicate. Non-mining properties are also subject to a mortgage in favor of Chevron and Manville.

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

         During 1998, the company entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation, each of whom represent more than 10% of the company's revenues. The contracts apply to the company's production over the five-year period from January 1999 through December 2003. Under the contracts, the company has committed between 90% to 100% of its palladium production. Palladium sales are priced at a discount to market, with a floor price averaging approximately $225 per ounce. The company has agreed to an average maximum palladium price of approximately $400 per ounce on approximately 30% of its production. The remaining 70% of the company's palladium production is not subject to any price cap. In addition, the company has committed approximately 20% of its annual platinum production over the next five years under these agreements. Platinum sales are priced at a discount to market, subject to an average minimum price of $350 per ounce with an average maximum price of $425 per ounce. The remaining 80% of the company's annual platinum production is not committed under these contracts and remains available for sale at prevailing market prices. At February 29, 2000, the market prices for palladium and platinum were $722 and $490 per ounce, respectively. The sales contracts provide for adjustments to ounces committed based on actual production. The sales contracts contain termination provisions that allow the purchasers to terminate in the event the company breaches certain provisions of the contract and the breach is not cured within periods ranging from 10 to 30 days of notice by the purchaser. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The company has historically entered into hedging instruments from time to time to manage the effect of price changes in palladium and platinum on the company's cash flow. Prior to 1999, hedging activities typically consisted of "spot deferred contracts" for future deliveries of specific quantities of PGMs at specific prices, the sale of call options and the purchase of put options. During the first quarter of 1997, the company entered into significant hedging positions, particularly in palladium, for both 1997 and 1998 sales. Following a sharp rise in palladium spot prices, the company's deliveries against these hedge contracts throughout 1997 and 1998 resulted in substantial hedging losses. These losses totaled approximately $10.2 million in 1997, $26.8 million in 1998 and $0.06 million in 1999.

         As of December 31, 1999, the company had sold forward 20,000 ounces of platinum for delivery in 2000 at an average price of $404 per ounce. All forward sales contracts are settled in cash at the delivery date. For anticipated production in the year 2000, the company has established put and call options on 57,500 ounces of palladium production at $326 and $418 per ounce, respectively, and on 1,000 ounces of platinum production at $349 and $370, respectively. For anticipated production in the year 2001, the company has established put and call options on 5,000 ounces of palladium at $327 and $419 per ounce, respectively. The fair value of the company's put and call options was a loss of approximately $1.1 million at December 31, 1999. These put and call options work together as collars under which the company receives the difference between the put price and market price only if the market price is below the put price, and the company pays the difference between the call price and the market price only if the market price is above the call price. The company's put and call options are settled at maturity. The company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for palladium and platinum exceed the company's hedge contract prices.

Title and Royalties

         The company holds 995 patented and unpatented lode or millsite claims covering approximately 16,000 acres of the J-M Reef located on federal land. The company believes that approximately 130 of these claims cover 100% of the known apex of the J-M Reef. Applications for patents covering 172 of the unpatented claims, for a total area of 2,876.9 acres, have been submitted. Patents to 34 claims covering an area of 574.8 acres have been granted; 138 claims covering 2,302.1 acres have had first half final certificates issued. The company is currently working with the United States Forest Service (USFS) to ensure the proper allocation of personnel and other resources required for the USFS to complete the mineral examination process (the process by which a determination is made as to whether a discovery of valuable minerals exists) on the 138 claims which have first half final certificates issued. The company expects that this process will take another year or more to complete. The patent applications and the 138 claims covered thereby will then undergo several levels of review within the U.S. Department of the Interior before submission to the Secretary for signature. There can be no guarantee as to whether patents will ever be issued for the 138 claims currently being processed. Another company claim leased from the Mouat family and acquired through the agreement with Anaconda Minerals Inc. was patented many years ago. The remaining claims either adjoin the apex of the J-M Reef or provide sites for surface operations.

         Unpatented mining claims may be located on U.S. federal public lands open to appropriation and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and is always subject to challenges of third parties or contests by the federal government. The validity of an unpatented mining claim or millsite claim, in terms of location and maintenance, depends on strict compliance with a complex body of federal and state statutory and decisional law (as to unpatented mining claims) and the existence of a discovery of valuable minerals. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims and millsites.

     Of the company's 995 controlled claims, 869 are subject to royalties, including 711 subject to a 5% net smelter royalty payable to Franco Nevada Mining Corporation, Limited, 56 subject to a 0.35% net smelter royalty payable to the Mouat family, and 102 subject to both royalties. During 1999, the company paid royalties of approximately $3.0 million.

Safety

     Current mine operations extend over five miles horizontally along the Stillwater Complex and involve the use of heavy machinery and drilling and blasting in confined spaces. The company's lost time accident rate was 6.0 in 1999. Management has implemented additional safety training programs and has vigorously applied the "Neil George Five-Point Safety System," which is well known to the underground hard rock mining industry. This program encourages daily interaction between employees and supervisors with a specific focus on safety and requires subsequent documentation of that interaction. Management believes that reductions in accident frequency are achievable.

     Safety is a primary concern of the company, and the company believes that training is a key element in accident prevention. Eighty hours of safety training are required before inexperienced employees may start working underground, and yearly retraining in first aid, accident prevention techniques and equipment handling are mandatory for each mining employee.

     The metallurgical complex in Columbus, Montana maintained an exemplary safety record in 1999 with zero lost time accidents and once again was the recipient of the Governor's Safety and Health Achievement Award. The complex is the first ever three-time recipient of this Award. The smelter (for the seventh consecutive year) and the base metals refinery (for the third consecutive year) were granted the Sharp's Award, which exempts these facilities from routine Occupational Safety and Health Administration inspections.

Employees

     As of December 31, 1999, the company had 954 employees in the following areas:

                                                        Number of
                         Area                           Employees
            ------------------------------              ----------
             Mining                                         537
             Processing                                     106
             Maintenance                                    166
             Technical Services                              65
             Safety and Environmental                        18
             Administration                                  51
             Miscellaneous                                   11
                                                        -------
             Total                                          954

         Prior to 1995, the company's employees were non-union. In July 1995, the hourly employees approved the appointment of the Oil, Chemical and Atomic Workers Union (OCAW) as exclusive bargaining representative for substantially all hourly workers. On June 30, 1996, members of Local 2-1 of the OCAW ratified their first contract agreement with the company, which became effective on July 1, 1996. The initial OCAW contract expired in June 1999, and a new five year contract was negotiated which covers substantially all hourly workers at both the Nye and East Boulder operations. Prior to renegotiation, OCAW merged with the International Paper Workers Union, resulting in the Paper, Allied Industrial, Chemical and Energy Workers International Union (PACE). The new contract calls for an annual average wage increase of approximately 4% per annum. In exchange, various work rules were modified which the company believes will increase worker productivity.

         The company competes for individuals skilled in underground hard rock mining techniques. Although the company has historically experienced a shortage of qualified miners, the economic downturn affecting gold and base metal mining has made available a number of skilled underground miners. In addition, the company has instituted a training program to bring new employees up to the status of qualified, experienced underground miners bringing the total number of miners at the end of 1999 to 271.

Regulatory and Environmental Matters

         General. The company's business is subject to extensive federal, state
         -------
and local government controls and regulations, including regulation of mining and exploration which could involve the discharge of materials and contaminants into the environment, disturbance of land, reclamation of disturbed lands, associated potential impacts to threatened or endangered species and other environmental concerns. In particular, statutes including, but not limited to, the Clean Air Act, the Clean Water Act, the Solid Waste Disposal Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act and the National Environmental Policy Act, impose permit requirements, effluent standards, air emission standards, waste handling and disposal restrictions and other design and operational requirements, as well as recordkeeping and reporting requirements, upon various aspects of mineral exploration, extraction and processing. In addition, the company's existing mining operations may become subject to additional environmental control and mitigation requirements if applicable federal, state and local laws and regulations governing environmental protection, land use and species protection are amended or become more stringent in the future. Additionally, the company is aware that federal regulation under the Solid Waste Disposal Act governing the manner in which secondary materials and by-products of mineral extraction and benefication are handled, stored and reclaimed or reused are pending final revision which could affect the company's facility design, operations, and permitting requirements.

         The Stillwater Mine and East Boulder property are located on the northern edge of the Absaroka-Beartooth wilderness, about 30 miles north of Yellowstone National Park. Due to the proximity of the company's operations to Yellowstone National Park and a wilderness area, the company's operations are subject to stringent environmental controls which may adversely impact the company's revenues. For example, increasingly stringent requirements may be adopted under the Clean Water Act, Clean Air Act or Endangered Species Act which could require installation of environmental controls not required of competitors located overseas or may prohibit all releases of hazardous substances from mining and milling operations.

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

         Permitting and Reclamation. Operating Permit 00118 issued by the Montana Department of State Lands encompasses approximately 2,450 acres at the company's Stillwater Mine located in Stillwater County, Montana. The permit delineates lands that may be subject to surface disturbance. At present, approximately 150 acres have been disturbed, 69 of which are occupied by the tailings impoundment. The remaining acreage consists of buildings, roads and portal sites. The company employs concurrent reclamation wherever feasible.

         Reclamation regulations affecting the company's operations are promulgated and enforced by the Hard Rock Bureau of the Montana Department of Environmental Quality (DEQ). Additional reclamation requirements may be imposed by the USFS during the permitting process. For regulatory purposes, reclamation does not mean restoring the land to its pre-mining state. Rather, it is returning the post-mining land to a state which has stability and utility comparable to pre-mining conditions. Reclamation concerns include stabilization and vegetation of disturbed lands, controlling drainage from portals and waste rock dumps, removal of roads and structures, neutralization or removal of process solutions and visual aesthetics. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Obligations."

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

         In the first quarter of 1999, an environmental group filed a complaint against the Montana DEQ challenging the adequacy of the Environmental Impact Statement and reclamation provisions developed in connection with the amendment to the permit. The company is not named in the complaint. The company believes the complaint is without merit. The company is in the process of negotiating a contractual resolution to the complaint with the plaintiffs. No assurances can be provided that a settlement will be achieved. If the company is not able to reach a contractual resolution with the plaintiffs, continued litigation regarding the Environmental Impact Statement could delay expansion of the Stillwater Mine and adversely impact the company's revenues.

         Capital outlay for the proposed long-term tailings site is estimated to be approximately $25 million. The current tailings facility, located adjacent to the Stillwater Mine, is expected to meet the company's needs pending completion of the Hertzler facility. A pipeline will connect the current and proposed tailings impoundments. The company is currently negotiating with the local government to obtain the necessary right of way to construct the required pipeline and expects to resolve this issue during 2000.

         The East Boulder project is permitted with all necessary environmental permits, including an operating permit to produce 2,000 tons of ore per day. The water quality discharge permit for the East Boulder mine is in the renewal process, during which time the formerly-issued permit remains in effect.

                                EXPANSION PLAN

         The company is implementing an expansion plan with a long-term goal of reaching an annualized rate of PGM production of approximately 1.2 million ounces before year end 2002 (the "Expansion Plan"). The key components of the Expansion Plan include increasing mine production at the Stillwater Mine from 2,000 to 3,000 tons of ore per day, construction of a tailings facility, developing a new mine at East Boulder with a permitted capacity of 2,000 tons of ore per day and expansion of the smelter and base metals refinery to accommodate the increased throughput.

         The company has completed a preliminary study setting forth the expected costs and timetable for the Expansion Plan. Based upon studies by independent mining engineers and the company's internal analyses, it was estimated that the Expansion Plan would require capital investment of approximately $385 million, as set forth below.

         Estimated Capital Investment for the Expansion Plan
         ---------------------------------------------------
         Expansion of Stillwater Mine from 2,000 to 3,000 tons of ore per day and
            construction of a new tailings facility                                         $   75  million
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
                                                                                            ---------------
                      Total estimated capital investment                                    $  385  million

         During the fourth quarter of 1999, the company contracted with two independent engineering firms, Bechtel Corporation and MRDI, USA, a division of AGRA Simons Limited, to conduct a project review of the project parameters for the East Boulder Project. The study is expected to analyze the project's development schedule, mine planning, capital and operating cost estimates. Based upon the results of the project review, the company may revise its estimates regarding the project schedule, production levels, capital and operating costs or other factors affecting the project.

         The key risks associated with the Expansion Plan are discussed under the headings "Business and Properties - Risk Factors--Expansion Plan Risks-Achievement of the company's long term goals is subject to significant uncertainties" and "--Adverse Effects of Government Regulations and Permitting."

         Expansion at the Stillwater Mine. In the second quarter of 1998, H.A.
         --------------------------------
Simons Ltd., independent mining engineers, completed an engineering study on the expansion of the Stillwater Mine. Based upon the engineering study and the company's internal analyses, the expansion was estimated to cost approximately $75 million and consists of modifications to the existing concentrator, additional underground development and completion of a new tailings disposal facility. During 1998, the concentrator expansion was completed and the remaining expansion is expected to be completed by the end of 2001. When this expansion is complete, it is expected that the Stillwater Mine will produce approximately 700,000 ounces of PGMs annually. During 1999, the expansion at the Stillwater Mine experienced difficulties associated with a lack of sufficient developed working faces, increased dilution resulting from narrower ore widths and lower mine productivity which caused production to decrease to approximately 409,000 ounces. The company has implemented programs to address these issues and expects the expansion to be completed during 2001, approximately one year behind the original schedule.

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

         During 1998 and 1999, the company completed the tunnel boring machines and began development work. Independent contractors have commenced work with the company to drive two 18,500-foot long, 15-foot diameter tunnels to reach the J-M Reef. The tunnel boring is expected to be completed early in the second quarter of 2000 and as of February 29, 2000, the company has drilled approximately 17,260 feet in one tunnel and

15,300 feet in the second tunnel. Based upon an independent engineering study by Kilborn International Inc. (which covered primarily the underground mine and mine-related infrastructure) and internal analyses, the company estimated the development of East Boulder should cost approximately $270 million. The company believes that the operating costs at East Boulder should be substantially similar to the costs at the existing operations at the Stillwater Mine. When completed, annual PGM production from East Boulder is expected to be approximately 450,000 ounces. The key risks associated with the development of the East Boulder mine are discussed under the headings "Risk Factors--Expansion Plan Risks - Achievement of the company's long term goals is subject to significant uncertainties" and "-- Adverse Effects of Government Regulations - changes to regulations and compliance with existing regulations could increase costs and cause delays."

         Expansion of the Smelter and Base Metals Refinery. The company
         -------------------------------------------------
processes concentrate produced from the Stillwater Mine at a smelter and a base metals refinery located in Columbus, Montana. The company needed to expand these facilities in order to accommodate the increased production expected from the Stillwater Mine and the development of East Boulder. During 1999, the expansion of the smelter was completed at a cost of approximately $38 million. Expansion of the base metals refinery is expected to be completed in 2000. Based upon independent engineering estimates and the company's internal analyses, the estimated capital cost of expanding the smelter and the base metals refinery is approximately $40 million.


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

Demand

         Demand for both palladium and platinum has increased since 1992, but the increased demand for palladium has been much more dramatic. According to Johnson Matthey, PLC, demand for palladium has grown from 3.9 million ounces in 1992 to 8.4 million ounces in 1999 - more than double in seven years. Platinum demand has increased from 3.8 million ounces in 1992 to 5.6 million ounces in 1999 - a 47% increase.

         PGM's unique physical qualities include: (i) a high melting point; (ii) superior conductivity and ductility; (iii) a high level of resistance to corrosion; (iv) strength and durability; and (v) strong catalytic properties. Palladium, like platinum, has numerous industrial applications and when combined with silver, provides an extremely conductive material.

         The largest and fastest growing application for palladium is in the automotive industry, which represented nearly 57% of the palladium demand for 1999. Demand for palladium in the next several years is projected to increase significantly, driven primarily by its use in the production of automotive catalysts which reduce harmful automobile emissions. In the U.S., the automobile industry has made the decision to comply with standards that will decrease automotive emissions to National Low Emission Vehicle standards beginning with the 1999 model year vehicles. Europe and Japan have adopted more stringent standards for the future as well. With growing concern for cleaner air, it is expected that concern over automobile emissions will continue to spread. This could have a marked effect on palladium usage and to an undetermined extent, platinum.

         Approximately 22% of the palladium supply is consumed in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices. There are also indications that demand from the electronic and semiconductor industries will continue to be strong, although substitution of base metals for lower end applications continue to move forward. Dentistry has also been a major use for palladium due to the substitution of palladium alloys for gold-based dental alloys, representing approximately 14% of the palladium demand for 1999.

         Approximately 48% of current world platinum production is used for industrial and manufacturing processes, most significantly for the manufacture of catalytic converters for the global auto industry. In addition to catalytic converters, industrial uses of platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high octane gasolines and fuel cells. The balance of current platinum demand is for the production of jewelry, such as gem settings for rings, and for investment/collector coins. Supply and demand for platinum are essentially in balance.

Supply

         According to Johnson Matthey, PLC, the primary production sources of palladium and platinum are mines located in the Republic of South Africa and Russia. South Africa provided approximately 25% of the palladium and 75% of the platinum worldwide during 1999. The principal PGM mining companies in the Republic of South Africa are Anglo American Platinum Corporation, Ltd., Impala Platinum Holdings, Ltd. and Western Platinum, Ltd. Russia provided approximately 65% of the palladium and approximately 16% of the platinum worldwide in 1999. Approximately half of this supply is believed to have come from stockpiles. Small amounts of palladium and platinum are also produced in Canada principally as a by-product of nickel and copper mining.

         Johnson Matthey, PLC also projects the supply of palladium to be flat and may decline in the future. In the past, the primary producer of palladium, Russia, has supplied over 65% of what is now an eight million ounce (demand) world market. Russia is believed to produce approximately 2.5 million ounces a year as a by-product of nickel mining, and the remaining supply has come from stockpiles accumulated over the years. The general consensus in the western markets is that the Russian stockpiles of both palladium and platinum have declined significantly and will be exhausted within the foreseeable future. However, if it were to be determined that Russia's stockpiles of palladium and platinum were extensive, and if they still exist and were disposed of in the market, the increased supply could adversely affect the market prices of palladium and platinum.

         In addition to these sources it is possible to recover PGMs from automotive catalytic converters acquired from scrap yards. A small but growing industry has developed, predominantly in North America, in the collection and recovery of PGMs from scrap sources, including automotive catalytic converters and electronic and communications equipment. The company also processes small shipments of spent automotive catalysts.

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

                              PALLADIUM                                       PLATINUM
                   ---------------------------------------      -------------------------------------------

      Year           High         Low           Average            High             Low           Average
   ---------       --------     --------      -----------       ---------        ---------      -----------
      1995           178          128             151              459              403             424
      1996           144          114             128              432              367             397
      1997           239          118             177              497              343             396
      1998           419          201             284              429              334             372
      1999           454          285             358              457              342             377
      2000*          785          433             546              573              414             479
      * (Through February 29)

         All subsections under "Business and Properties" are qualified in their entirety by reference to "Business and Properties - Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition."


                                 RISK FACTORS

         Set forth below are certain risks faced by the company. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Financial Conditions."

Vulnerability to Metals Price Volatility--Changes in supply and demand could reduce market prices.

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

         Current economic and political events in Russia could result in declining market prices. If Russia disposes of substantial amounts of platinum group metals from stockpiles or otherwise, the increased supply could reduce the market prices of palladium and platinum. Recent political instability in Russia and mounting economic problems make Russian shipments difficult to predict and the risk of sales from stockpiles more significant. Volatility was evident during 1997, 1998 and 1999 when apparent tightness in the market for platinum group metals led to high prices for current delivery contracts and "backwardation," a condition in which delivery prices for metals in the near term are higher than delivery prices for metals to be delivered in the future. See "Business and Properties - Competition: Palladium and Platinum Market" for further explanation of these factors.

         The company enters into hedging contracts from time to time in an effort to reduce the negative effect of price changes on the company's cash flow. These hedging activities typically consist of contracts that required the company to deliver specific quantities of metal in the future at specific prices, the sale of call options and the purchase of put options. During the first quarter of 1997, the company entered into significant hedging positions, particularly in palladium, for sales in 1997 and 1998. Following that time, market prices for palladium to be delivered currently rose sharply. Because the company's contracts were entered into before the price increase, deliveries under the hedging contracts during 1997 and 1998 were made at below market prices and the company experienced substantial hedging losses. In 1998, the company realized $202 per ounce of palladium sold while average current delivery prices were $286 per ounce. At February 29, 2000, the market price for palladium and platinum were $722 and $490 per ounce, respectively. See "Business and Properties - Current Operations - Sales and Hedging Activities" for a discussion of the company's outstanding hedge obligations. Thus, while hedging transactions are intended to reduce the negative effects of price decreases, they can also prevent the company from benefitting from price increases. The company has entered into long-term sales contracts that provide a floor price for sales of a portion of the company's production. During 1997, 1998 and 1999, respectively, the company reported hedging losses of approximately $10.2 million, $26.8 million and $0.06 million, respectively. For additional discussion of the marketing contracts, see "Business and Properties-- Current Operations--Sales and Hedging Activities".

Expansion Plan Risks--Achievement of the company's long-term goals is subject to significant uncertainties.

         The company's achievement of its long-term expansion goals depends upon its ability to increase production substantially at the Stillwater Mine and related facilities and its ability to develop the East Boulder mine. Each of these tasks will require the company to construct mine and processing facilities and to commence and maintain production within budgeted levels. Although the company believes its goals and preliminary estimates are based upon reasonable assumptions, the company may need to revise its plans and estimates for the Stillwater Mine and East Boulder project as the projects progress. See "Business and Properties - Current Operations - East Boulder Project" and "Business and Properties - Expansion Plans" for further discussion of the company's expansion plans. Among the major risks to successful completion of the Expansion Plan are:

 .        potential cost overruns during development of new mine operations and construction of new facilities;

 .        possible delays and unanticipated costs resulting from difficulty in obtaining the required permits; and

 .        the inability to recruit sufficient numbers of skilled underground miners.

         In addition, a decrease in the market price for platinum group metals would limit the company's ability to successfully implement and finance the Expansion Plan.

         Based on the complexity and uncertainty involved in development projects at this early stage, it is extremely difficult to provide reliable time and cost estimates. The company cannot be certain that either the Stillwater mine expansion or the development of East Boulder will be completed on time or at all, that the expanded operations will achieve the anticipated production capacity, that the construction costs will not be higher than estimated, that the expected operating cost levels will be achieved or that funding will be available from internal and external sources in necessary amounts or on acceptable terms.

         During the fourth quarter of 1999, the company contracted with two independent engineering firms, Bechtel Corporation and MRDI, USA, a division of AGRA Simons Limited, to conduct a project review of the project parameters for the East Boulder project. The study is expected to analyze the project's development schedule, mine planning, capital and operating cost estimates. The project's capital costs, operating costs and economic returns may differ materially from the company's previous analyses, which were based largely on preliminary engineering and cost estimates. The company will proceed with further development of East Boulder as the engineering studies are completed and the grade and continuity of the reserves are confirmed.

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

Compliance with Bank Credit Agreement

         The company's agreement with the syndicate of banks, led by the Bank of Nova Scotia, provides a credit facility that is being used to finance a portion of the expansion plan and contains certain covenants relating to the accomplishment of project milestones and certain other production covenants. During 1999, the company did not comply with the production covenants. On October 29, 1999, the bank syndicate waived the requirement to comply with the production covenants. This waiver was extended to June 30, 2000 on February 22, 2000. The company expects to comply with the debt covenants subsequent to the date the waiver expires. However, in the unlikely event the company cannot comply with the debt covenants, and pending final results of the project review, there can be no assurance that the company will be able to renegotiate or extend the existing waiver on the underlying credit agreement. If this occurs, the company would be required to seek alternative financing, which may not be available, and could adversely impact operating and capital costs or affect project completion.

Dependence on Agreements with Significant Customers

         In the third quarter 1998, the company entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation covering the sale of palladium and platinum over the five-year period from January 1999 through December 2003. Under these contracts, the company has committed between 90% to 100% of its annual palladium production and approximately 20% of its platinum production. Each contract with General Motors, Ford and Mitsubishi represents over 10% of the company's revenues. The contracts provide for floor prices on 100% of the company's palladium production sold under the contracts at $225 per ounce, and a ceiling price of $400 per ounce on approximately 30% of the company's palladium production sold under the contracts. The market price for palladium on February 29, 2000 was $722. If market prices continue substantially above $400 per ounce, the company will forego significant revenue. The sales contracts contain termination provisions that allow the purchasers to terminate in the event the company breaches certain provisions of the contract and the breach is not cured within periods ranging from ten to thirty days of notice by the purchaser. In addition, the contracts contain force majeure provisions that allow for the suspension and, in one instance, the termination of the contract upon the occurrence of certain events, such as "acts of God," that are beyond the control of a contracting party and that limit the party's ability to perform the contract.

         The company, therefore, is subject to the customers' compliance with the terms of the contracts, their ability to terminate or suspend the contracts and the customers' willingness and ability to pay. In the event the company becomes involved in a disagreement with one or more of its customers, their compliance with these contracts may be at risk. For example, the company has negotiated floor prices that are well above historical low prices for palladium. In the event of a substantial decline in the market price of palladium, one or more of these customers could seek to renegotiate the prices or fail to honor the contracts. In such an event, the company's expansion plans could be threatened. In addition, under the company's syndicated credit facility, a default or modification of the sales contracts could prohibit additional loans or require the repayment of outstanding loans. Although the company believes it has adequate legal remedies if a customer fails to perform, termination or breach could have a material adverse effect on the company's expansion plans and results of operations. See "Business and Properties--Current Operations--Sales and Hedging Activities" for additional information about the sales contracts.

Limited Availability of Additional Mining Personnel and Uncertainty of Labor Relations

         The operations of the company depend significantly on the availability of qualified miners. Historically, the company has experienced high turnover with respect to its miners. In addition, the company must compete for individuals skilled in the operation and development of mining properties. The number of such persons is limited, and significant competition exists to obtain their skills. The company cannot be certain that it will be able to maintain an adequate supply of miners and other personnel or that the company's labor expenses will not increase as a result of a shortage in supply of such workers. Failure to maintain an adequate supply of miners could adversely effect the company's expansion plans and results of operations. The company currently has approximately 954 employees, about 710 of whom are covered by a collective bargaining agreement with PACE Local 8-001, expiring June 30, 2004. In the event the company's employees were to engage in a strike or other work stoppage, the company could experience a significant disruption of its operations and higher ongoing labor costs, which could have a material adverse effect on the company's business, financial condition and results of operations.

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

          The Stillwater Mine and East Boulder property are located on the northern edge of the Absaroka-Beartooth wilderness, about 30 miles north of Yellowstone National Park. Due to the proximity of the company's operations to Yellowstone National Park and a wilderness area, the company's operations are subject to stringent environmental controls which may adversely impact the company's revenues. For example, increasingly stringent requirements may be adopted under the Clean Water Act, Clean Air Act or Endangered Species Act which could require installation of environmental controls not required of competitors located overseas or may prohibit all releases of hazardous substances from mining and milling operations.

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

          For example, in April 1996, the company submitted a permit amendment application for the expansion of the Stillwater Mine. This expansion proposal included selection and construction of a new tailings impoundment and removal of the 2,000 tons of ore per day production cap. During 1997, as a result of this application, the Montana DEQ began preparation of an Environmental Impact Statement in order to assess the environmental impacts of the amendment. The Montana DEQ issued the final Environmental Impact Statement in 1998, subsequent to review of draft issuances and a public hearing. In November 1998, the Record of Decision was issued by the Montana DEQ and the USFS. There were no material changes from the original application. An environmental group filed a complaint to challenge the adequacy of the Environmental Impact Statement and reclamation provisions developed in connection with the amendment to the permit. The company is not named in the complaint, and the company believes the complaint is without merit. The company is in the process of negotiating a contractual resolution to the complaint with the environmental group. No assurances can be provided that a settlement will be achieved. If the company is not able to reach a contractual resolution with the plaintiffs, continued litigation regarding the Environmental Impact Statement could delay expansion of the Stillwater Mine and adversely impact the company's revenues.

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

          All of the company's revenues are currently derived from its mining operations at the Stillwater Mine. Although the company has not experienced any serious production interruption since operations began in 1986, an interruption in operations at the Stillwater Mine or at any of the company's processing facilities would have a material adverse effect on the company's ability to generate revenues and profits in the future.

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

Difficulty of Estimating Reserves Accurately

          While the company's 1999 ore reserves have been affirmed and verified by independent consultants, the ore reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from limited drilling, which may prove unreliable. Reserve estimates are expressions of judgment based on knowledge, experience and industry practice. Although the company believes its estimated ore reserves are well established, it cannot be certain that its estimated ore reserves are accurate, and future production experience could differ materially from such estimates. Should the company encounter mineralization or formations at any of its mines or projects different from those predicted by drilling, sampling and similar examinations, reserve estimates may have to be adjusted and mining plans may have to be altered in a way that might adversely affect the company's operations. Declines in the market prices of platinum group metals may render the mining of some or all of the company's ore reserves uneconomic. The grade of ore may vary significantly from time to time and between the Stillwater Mine and the East Boulder Project, as well as with any operation. The company cannot give any assurances that any particular level of metal may be recovered from the ore reserves. Moreover, short-term factors relating to the ore reserves, such as the need for additional development of the ore body or the processing of new or different grades, may impair the profitability of the company in any particular accounting period.

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


                       EXECUTIVE OFFICERS OF THE COMPANY

          Set forth below is certain information concerning the individuals who are executive officers of the company.

 Name                  Age     Position
--------------------------------------------------------------------------------
 William E. Nettles    56      Chairman of the Board and Chief Executive Officer
 Harry C. Smith        51      President and Chief Operating Officer
 James A. Sabala       45      Vice President and Chief Financial Officer
 Vernon Baker          41      Vice President, Nye Operations


          The following are brief biographies of the company's executive and other officers:

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

          HARRY C. SMITH was appointed President and Chief Operating Officer effective August 30, 1999, and has responsibility for the company's Montana operations. Mr. Smith was most recently Group General Manager and Senior Vice President North America for BHP Copper in Tucson, Arizona. Prior to the acquisition of Magma Copper Company by BHP Copper in 1996, he was Vice President of Magma Copper and President of Magma Nevada Mining Company for four years. His underground mining experience includes over 20 years in positions of increasing responsibility in the areas of production, mine development, concentrating and maintenance. Mr. Smith holds a Bachelor's Degree in Geology from Whittier College.

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

          VERNON BAKER is currently Vice President, Nye Operations. Mr. Baker joined the company in April 1999 after twelve years with Homestake Mining Company serving in various positions, including General Manager at the Homestake Mine in South Dakota. Previously, Mr. Baker was employed by BHP World Minerals from 1991 - 1992 as a Mining Engineer. He received a Master's of Business Administration from the Stanford Graduate School of Business and has a Bachelor's of Science degree in Mining Engineering from the University of Nevada.

          Set forth below is certain information concerning other officers of the Company:

          CHRIS ALLEN is currently Vice President, Environmental and Government Affairs. He joined the company in 1993. Prior to joining the company, he was Manager of Health and Safety for P.T. Freeport Indonesia Incorporated from 1991 to 1993, and prior to that he was with FMC Gold Corporation and FMC Corporation from 1986 to 1991 in a number of roles with increasing responsibility in the areas of safety and environmental affairs. He received a Bachelor of Science in Public Health from Utah State University.

          GINA WILSON is currently Vice President, Investor Relations and Corporate Communications. She joined the company in 1996 after serving three years with Santa Fe Pacific Gold Corporation as Director of Investor Relations and Corporate Communications. Prior to that she was employed by Amax Gold Inc. as Manager, Investor and Public Relations from 1988 to 1993. She received her Bachelor of Science degree in business, summa cum laude, from Regis University and her Master of Business Administration from the University of Colorado.

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

          JOHN STARK was appointed Vice President, Human Resources on September 21, 1999. Mr. Stark has a varied background in corporate administrations and human resources. He was previously with Molycorp, Inc. since 1996; Western Mobile, Inc., an international construction material supplier, from 1992 to 1996; and with AMAX Inc. for 13 years until 1992. Mr. Stark received his Juris Doctor degree from the University of Denver School of Law and holds a Bachelor of Arts degree in economics from the University of Montana.


                                    ITEM 3
                               LEGAL PROCEEDINGS

          The company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company's consolidated financial position, results of operations or liquidity. Please see "Business and Properties - Current Operations - Regulatory and Environmental Matters - Permitting and Reclamation" for a discussion of the Montana DEQ complaint.


                                    ITEM 4
              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                    PART II

                                    ITEM 5
                     MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

          The company's common shares are traded on the American Stock Exchange, Inc. ("AMEX") under the trading symbol "SWC". For the period from January 1, 1998 through December 31, 1999 the high and low sales prices for the company's common stock for each quarter as reported by the AMEX were:

    1999                                        HIGH                 LOW
    ---------------------------------      ---------------     ----------------

    First Quarter                              $29.13               $22.25
    Second Quarter                              34.50                26.13
    Third Quarter                               32.88                21.50
    Fourth Quarter                              32.38                19.38

    1998                                        HIGH                 LOW
    ---------------------------------      ---------------     ----------------

    First Quarter                              $16.88               $10.58
    Second Quarter                              19.29                14.92
    Third Quarter                               21.29                11.58
    Fourth Quarter                              27.33                19.42


          The prices for the company's common stock have been retroactively adjusted to reflect a three-for-two stock split effective December 31, 1998.

          Stockholders. As of March 1, 2000, the company had 502 stockholders of record.

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

                                    ITEM 6
                     SELECTED FINANCIAL AND OPERATING DATA

    (in thousands, except per share amounts)                   1999         1998        1997       1996        1995
    -------------------------------------------------------------------------------------------------------------------
    Income Statement
    Revenues (1)                                             $ 152,747   $ 106,723   $  76,877  $ 56,214    $ 51,335
    -------------------------------------------------------------------------------------------------------------------
    Costs and expenses
        Cost of metals sold (1)                                 81,451      66,793      67,948    50,175      45,864
        Depreciation and amortization                           13,557      11,642      11,658     8,699       5,749
    -------------------------------------------------------------------------------------------------------------------
        Total cost of sales                                     95,008      78,435      79,606    58,874      51,613
        General and administrative expenses                      7,305       5,102       3,479     2,532       1,974
    -------------------------------------------------------------------------------------------------------------------
        Total costs and expenses                               102,213      83,537      83,085    61,406      53,587
    -------------------------------------------------------------------------------------------------------------------
    Operating income (loss)                                     50,434      23,186      (6,208)   (5,192)     (2,252)
    Interest income                                              1,048       1,354       1,073     2,138       2,795
    Interest expense, net of capitalized interest (2)             (137)     (2,774)     (3,608)   (1,461)       (431)
    -------------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes and
        cumulative effect of accounting change                  51,345      21,776      (8,743)   (4,515)        112
    Income tax (provision) benefit                             (14,174)     (8,380)      3,366     1,736         (44)
    -------------------------------------------------------------------------------------------------------------------
    Income (loss) before cumulative effect of accounting        37,171      13,386      (5,377)   (2,779)         68
        change
    Cumulative effect of accounting change, net of income
        tax provision of $8,677 (3)                                  -           -           -    13,861           -
    -------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                        $  37,171   $  13,386   $  (5,377) $ 11,082    $     68
    -------------------------------------------------------------------------------------------------------------------
    Basic earnings per share (4)
    Income (loss) before cumulative effect of
        accounting change                                    $    1.01   $    0.43   $   (0.18) $  (0.09)   $      -
    Cumulative effect of accounting change (3)                       -           -           -      0.46           -
    -------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                        $    1.01   $    0.43   $   (0.18) $   0.37    $      -
    -------------------------------------------------------------------------------------------------------------------
    Diluted earnings per share (4)
    Income (loss) before cumulative effect of
        accounting change                                    $    0.96   $    0.38   $   (0.18) $  (0.09)   $      -
    Cumulative effect of accounting change (3)                       -           -           -      0.46           -
    -------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                        $    0.96   $    0.38   $   (0.18) $   0.37    $      -
    -------------------------------------------------------------------------------------------------------------------
    Weighted average common shares outstanding (4)
        Basic                                                   36,758      31,472      30,435    30,140      30,102
        Diluted                                                 38,597      35,019      30,435    30,140      30,102
    -------------------------------------------------------------------------------------------------------------------
    Cash Flow Data
    Net cash provided by (used in) operating activities      $  67,818   $  31,090   $  (1,889) $ 14,464    $  6,009
    Capital expenditures (5)                                   194,253      77,963      15,110    58,413      46,133
    Balance Sheet Data
    Current assets                                           $  45,710   $  85,378   $  35,303  $ 49,061    $ 44,974
    Total assets                                               478,838     335,937     229,219   239,910     162,175
    Current liabilities                                         36,989      26,617      12,249    15,833      10,370
    Long-term debt and capital lease obligations                84,404      58,992      61,513    62,563       8,713
    Shareholders' equity                                       323,104     228,007     141,392   143,666     132,305
    Working capital                                              8,721      58,761      23,054    33,228      34,604
    -------------------------------------------------------------------------------------------------------------------

    (footnotes on following page)

    (in thousands, except per share amounts)                     1999           1998      1997        1996       1995
    ------------------------------------------------------------------------------------------------------------------
    Operating Data
    Tons milled (6)                                                689          719         577        446        398
    Mill head grade (7)                                           0.66         0.69        0.70       0.67       0.67

    Ounces of palladium produced                                   315          340         271        196        169
    Ounces of platinum produced                                     94          104          84         59         51
    ------------------------------------------------------------------------------------------------------------------
        Total ounces produced (8)                                  409          444         355        255        220
    ------------------------------------------------------------------------------------------------------------------

    Ounces of palladium sold                                       314          337         288        214        180
    Ounces of platinum sold                                         94          103          91         62         54
    ------------------------------------------------------------------------------------------------------------------
        Total ounces sold (8)                                      408          440         379        276        234
    ------------------------------------------------------------------------------------------------------------------

    Price and Cost Data (9)
    Average realized price per palladium ounce                    $372         $202        $144       $144       $157
    Average realized price per platinum ounce                      383          377         388        410        425
    Combined average realized price per ounce                      375          243         203        204        219

    Cash costs per ton milled                                     $118         $ 93        $107       $105       $119
    Cash costs per ounce produced                                  199          151         174        184        215
    Total costs per ounce produced                                 232          178         207        219        240
    ------------------------------------------------------------------------------------------------------------------

    (1) Revenues consist of the sales revenue for palladium and platinum, including any hedging gain or loss. By-product metals revenue and secondary materials processing revenue are included as a reduction of cost of metals sold.
    (2) Capitalized interest for the years ended December 31, 1999, 1998, 1997, and 1996 totaled $4.6 million, $2.1 million, $1.5 million, and $2.2 million respectively.
    (3) Net income for 1996 reflects a change in accounting policy which became effective January 1, 1996. Pursuant to this policy, the company changed its method of accounting for mine development expenditures by capitalizing certain direct and indirect costs related to development activities, which were previously expensed. The effect of the accounting change on 1996 results was to increase net income by approximately $5.2 million ($0.17 per share). Assuming the accounting change had been applied retroactively, the unaudited pro forma effect would have been an increase in net income of $3.0 million ($0.10 per share) in 1995.
    (4) In 1997, the company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share. All prior period per share data presented have been restated to conform with the provisions of this statement. .
    (5) Aggregate capital expenditures related to expansion plans were $145.9 million, $49.9 million, $2.9 million, $35.9 million, and $39.5 million in 1999, 1998, 1997, 1996 and 1995.
    (6) Tons milled represent the number of grade-bearing tons of ore fed to the concentrator.
    (7) Mill head grade is presented as ounces of palladium and platinum combined per ton.
    (8) Ounces produced is defined as the number of ounces produced from the concentrator during the period reduced by losses expected to be incurred in subsequent smelting and refining processes. Differences in ounces produced and ounces sold are caused by the length of time required by the smelting and refining processes.
    (9) A combined average realized price of palladium and platinum is reported at the same ratio as ounces are produced from the base metals refinery. Cash costs include cash costs of mining, processing and administrative expenses at the mine site (including overhead, taxes other than income taxes, royalties and credits for metals produced other than palladium and platinum.) Total costs of production include cash costs plus depreciation and amortization. Income taxes, corporate general and administrative expenses and interest income and expense are not included in either total or cash costs.

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

Production

          The company mines, processes and refines palladium, platinum and associated metals from the J-M Reef in Montana. The company conducts its mining operations at the Stillwater Mine and announced last year its Expansion Plan intended to reach an estimated annualized rate of PGM production of 1.2 million ounces before year end 2002. The company plans to expand existing operations at the Stillwater Mine and develop the East Boulder site. See "Business and Properties-- Expansion Plan."

          The company's production of palladium and platinum is determined by the tons of ore mined, the mill head grade and metallurgical recovery. The company defines its mine production as those ounces contained in concentrate when it is shipped to the company's smelter, which generally occurs within four days of the ore being mined. The company records revenue when partially-refined ounces are shipped from its base metals refinery to a third-party refiner for final processing. Shipment from the base metals refinery to a third-party refiner generally occurs within 15 to 18 days of mining. Approximately 40 days elapse between the time ore is extracted from the Stillwater Mine and the time ounces of precious metal contained in that ore are made available to the company by a third-party refiner. Because of the length of the processing cycle and the different cutoff points for identifying production and sales, production may not always correspond to sales in a particular accounting period. However, any production not shipped from the base metals refinery at the end of an accounting period is generally shipped during the first two weeks of the subsequent period.

          The ore grade of the company's reserves is generally consistent, but, as is common in an underground mine, the grade mined and the recovery rate achieved will vary from period to period. In particular, mill head grade can be expected to vary by up to 10% from quarter to quarter. During 1999, the average mill head grade of ore processed was 0.66 ounce of PGMs per ton of ore. During 1998, the average mill head grade of ore processed was 0.69 ounce of PGMs per ton of ore, compared to the 1997 average mill head grade of 0.70 ounce of PGMs per ton of ore.

Revenue

          The company's revenue and earnings are significantly influenced by worldwide prices of palladium and platinum, which can be volatile and over which the company has no control. Sales to significant customers represented approximately 80%, 60% and 90% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. The company sells its metals to a small number of customers and brokers; however, the company may, if the need were to arise, readily sell its metal in markets throughout the world.

          Until the second quarter of 1997, the company used basic hedging techniques involving spot deferred forward contract commitments and put and call options to attempt to lock in prices for its production, benefit from price increases and protect against price decreases. During the first quarter of 1997, the company entered into significant hedge positions, particularly for palladium, for 1997 and 1998. These hedging contracts, which expired in 1998, precluded the company from obtaining the benefit of increased market palladium prices in 1997 and 1998. As a result, the company's revenues were unfavorably impacted in 1998 with the company's average 1998 realized price for palladium falling about 29% below the average 1998 market price. These below market hedge contracts matured, and the metal was delivered by the close of 1998. The objective of the company's current hedging policy is to benefit from upward price movements while providing floor prices to reduce the company's exposure to downside price movements. During 1998, the company entered into long term sales contracts to sell approximately 90% to 100% of its palladium production and 20% of its platinum production from 1999 through 2003. Palladium sales under these contracts will be at a discount to market prices. These contracts provide for an average floor price of approximately $225 per ounce on substantially all of the company's annual palladium production and an average maximum price of $400 per ounce on approximately 30% of palladium production. The 20% of the company's platinum production covered by these contracts will be sold subject to floor of $350 per ounce and a cap of $425 per ounce. On February 29, 2000, the market price for palladium and platinum was $722 and $490 per ounce, respectively. See "Business and Properties - Risk Factors--Dependence on Agreements with Significant Customers."

          The company may continue to use forward contract and option strategies to reduce the effect of metal price volatility on its financial results. As of December 31, 1999, the company had sold forward 20,000 ounces of platinum for delivery in 2000 at an average price of $404 per ounce. All forward sales contracts are settled in cash at the delivery date. For anticipated production in the year 2000, the company has established put and call options on 57,500 ounces of palladium production at $326 and $418 per ounce, respectively, and on 1,000 ounces of platinum production at $349 and $370 per ounce, respectively. For anticipated production in the year 2001, the company has established put and call options on 5,000 ounces of palladium at $327 and $419 per ounce, respectively. The fair value of the company's put and call options was a loss of approximately $1.1 million at December 31, 1999. These put and call options work together as collars under which the company receives the difference between the put price and market price only if the market price is below the put price, and the company pays the difference between the call price and the market price only if the market price is above the call price. The company's put and call options are settled at maturity.


                             RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

          PGM Production. During 1999, the company produced approximately
          --------------
315,000 ounces of palladium and approximately 94,000 ounces of platinum, respectively, compared with approximately 340,000 ounces of palladium and approximately 104,000 ounces of platinum during 1998. The decrease was due to a 4% decrease in tons mined in 1999 compared to 1998, combined with a 4% decrease in the average ore grade of material processed. The decrease in tons mined is due to a lack of developed production faces, which occurred as a result of not achieving the company's development plan in 1999. Also contributing to the production decrease was increased dilution resulting from narrower ore widths and lower mine productivity experienced in 1999 compared to 1998. The lower average ore grade in 1999 compared to 1998 is the result of normal variations experienced from year to year.

          Revenues. Revenues were $152.7 million for the year ended December 31,
          --------
1999 compared with $106.7 million in 1998, an increase of 43% and were the result of higher realized PGM prices offset by lower production levels.

          Palladium sales decreased to approximately 314,000 ounces in 1999 from approximately 337,000 ounces in 1998. Platinum sales decreased to approximately 94,000 ounces in 1999 from approximately 103,000 ounces in 1998. As a result, the total quantity of metal sold decreased 7% to approximately 408,000 ounces in 1999 from approximately 440,000 ounces in 1998.

          The average realized price per ounce of palladium and platinum sold in 1999 increased 54% to $375 per ounce, compared to $243 per ounce in 1998. The average market price rose 19% to $362 per ounce in 1999, compared with $304 per ounce in 1998. The average realized price per ounce of palladium was $372 per ounce in 1999 compared to $202 per ounce for 1998, while the average market price increased 25% to $358 per ounce in 1999 from $286 per ounce in 1998. The average realized price per ounce of platinum sold was $383 per ounce in 1999, compared with $377 per ounce in 1998. The platinum average market price was $377 per ounce in 1999 compared to $372 per ounce in 1998. Hedging losses totaled approximately $0.06 million in 1999 compared to $26.8 million in 1998.

          Costs and Expenses. Cash production costs per ounce in the year ended
          ------------------
December 31, 1999 increased $48, or 32%, to $199 per ounce from $151 per ounce in the year ended December 31, 1998, as a result of the decrease in the quantity of metal produced, combined with an increase in costs associated with the company's activities to expand operations at the Stillwater Mine. Total production costs per ounce in the year ended December 31, 1999 increased $54, or 30% to $232 per ounce from $178 per ounce in the year ended December 31, 1998. This increase is also primarily due to the decrease in the quantity of metal produced combined with an increase in costs associated with the program designed to expand operations at the Stillwater Mine. In addition, general and administrative costs increased $2.2 million, or 43%, primarily as a result of severance and consulting costs incurred in 1999 as a result of certain management changes.

          Operating Income. The company reported operating income of $50.4
          ----------------
million for the year ended December 31, 1999, compared with operating income of $23.2 million for the year ended December 31, 1998. The higher operating income was mainly the result of higher realized prices. For 1999, general and administrative costs were $7.3 million compared with $5.1 million in 1998. The increase was due to severance and consulting costs incurred in 1999.

          Net Income. Primarily as a result of increased operating income, the
          ----------
company has provided for income taxes of $14.2 million, or 28% of pretax income, for the year ended December 31, 1999 compared to $8.4 million, or 38.5% of pretax income, for the year ended December 31, 1998. During the fourth quarter of 1999, a review of the company's income tax provision resulted in a reduction of its 1999 tax rate to 28% from the 31.5% rate previously accrued during the year. The reduction in rate for 1999 resulted from adjustments to the prior years' deferred income tax provisions and adjustments of the anticipated benefits of allowable depletion. As a result the company reported net income of $37.2 million for the year ended December 31, 1999 compared with $13.4 million in 1998.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

          PGM Production. During 1998, the company produced approximately
          --------------
340,000 ounces of palladium and approximately 104,000 ounces of platinum compared to approximately 271,000 ounces of palladium and approximately 84,000 ounces of platinum in 1997. The increase was primarily due to a 24% increase in the tons mined in 1998 compared to 1997. The increase in tonnage was primarily due to completion of an expansion plan completed in the fourth quarter of 1997 that resulted in increasing operating efficiencies in 1998.

          Revenues. Revenues were $106.7 million for the year ended December 31,
          --------
1998 compared with $76.9 million in 1997, an increase of 39% and were the result of higher production levels and higher realized PGM prices.

          Palladium sales increased to approximately 337,000 ounces in 1998 from approximately 288,000 ounces in 1997. Platinum sales increased to approximately 103,000 ounces in 1998 from approximately 91,000 ounces in 1997. Total sales of metal increased 16% to approximately 440,000 ounces in 1998 from approximately 379,000 ounces in 1997, primarily due to significantly higher production levels achieved in 1998.

          The average realized price per ounce of palladium and platinum sold in 1998 was $243 per ounce, compared to $203 per ounce in 1997, while the average market price rose about 32% to $304 per ounce in 1998, compared with $230 per ounce in 1997. The average realized price per ounce of palladium was $202 per ounce in 1998 compared to $144 per ounce for 1997, while the average market price increased 61% to $286 per ounce in 1998 from $178 per ounce in 1997. The average realized price per ounce of platinum sold was $377 per ounce in 1998, a decline of 3% compared with $388 per ounce in 1997. The platinum average market price was $372 per ounce in 1998 compared to $395 per ounce in 1997.

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

          Net Income (Loss). Primarily as a result of increased operating
          -----------------
income, the company has provided for income taxes of $8.4 million compared to a reported benefit of $3.4 million for the year ended December 31, 1997. As a result the company reported net income of $13.4 million for the year ended December 31, 1998 compared with net loss of $5.4 million in 1997.


                        LIQUIDITY AND CAPITAL RESOURCES

          The company's working capital at December 31, 1999 was $8.7 million compared to $58.8 million at December 31, 1998. The decrease in working capital was primarily due to an increase in capital spending during 1999. The ratio of current assets to current liabilities was 1.2 at December 31, 1999, compared to
3.2 at December 31, 1998.

          Net cash provided by operations for the year ended December 31, 1999 was $67.8 million compared with $31.1 million in 1998, an increase of $36.7 million. The increase was primarily a result of increased net income of $23.8 million, an increase in non-cash expenses of $7.1 million and a decrease in net operating assets and liabilities of $5.8 million in 1999 compared to 1998.

          A total of $194.3 million of cash was used in investing activities in 1999 compared to $54.5 million in 1998. The increased usage was primarily due to an increase in capital expenditures as a result of the development of the East Boulder project and the Stillwater Mine expansion.

          For the year ended December 31, 1999, cash flow from financing activities was $79.5 million compared to $69 million for the year ended December 31, 1998. The increase was primarily due to borrowing of $79.5 million under the company's seven-year, $175 million credit facility. In 1998, the company completed a 3.45 million common share offering which provided approximately $71 million.

          As a result of the above, cash and cash equivalents decreased by $47.0 million for the year ended December 31, 1999, compared with an increase of $45.6 million in the comparable period of 1998.

          In 1998, the company announced plans to expand the Stillwater Mine and to develop the East Boulder Project. Total capital to fund the expansion is expected to approximate $385 million. Of this, the Stillwater Mine expansion is expected to cost about $75 million; East Boulder is expected to cost approximately $270 million; and approximately $40 million is designated for the expansion of the company's smelter and base metals refinery located in Columbus, Montana. During 1999, the company invested approximately $194.3 million in capital items, including capitalized interest of $4.6 million. During 2000, the company expects to invest approximately $185 million in capital items, including capitalized interest.

          Cash flow from operating activities is not expected to be sufficient to cover 2000 capital expenditures. Based on cash on hand and expected cash flows from operations, along with the remaining borrowings of $95.5 million available under the existing credit facilities of $175 million, management believes there is sufficient liquidity to meet 2000 operating and capital needs. In addition, the company may, from time to time, also seek to raise additional capital from the public or private securities markets or from other sources for general corporate purposes and for investments beyond the scope of the current phase of its current expansion plans.

          In March 1999, the company obtained a seven-year $175 million credit facility from a syndicate of banks led by the Bank of Nova Scotia. The facility provides for a $125 million term loan facility and a $50 million revolving credit facility. Borrowings may be made under the term loan facility until December 29, 2000 and amortization of the term loan facility will commence on March 31, 2001. The final maturity of the term loan facility and revolving credit facility will be December 30, 2005.

          The loans are required to be prepaid from excess cash flow, proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Proceeds of the term loan facility are being used to finance a portion of the expansion plan. Proceeds of the revolving credit facility are being used for general corporate and working capital needs. At the company's option, the credit facility bears interest at the London Interbank Offered Rate (LIBOR) or an alternate base rate, in each case plus a margin of 1.00% to 1.75% which is adjusted depending upon the company's ratio of debt to operating cash flow. Substantially all the property and assets of the company and its subsidiaries and the stock of the company's subsidiaries are pledged as security for the credit facility.

          Covenants in the Scotiabank Credit Facility restrict: (1) additional indebtedness; (2) payment of dividends or redemption of capital stock; (3) liens; (4) investment, acquisitions, dispositions or mergers; (5) transactions with affiliates; (6) capital expenditures (other than those associated with the expansion plan); (7) refinancing or prepayment of subordinated debt (excluding the underwritten call of the company's 7% Convertible Subordinated Notes); (8) changes in the nature of business conducted or ceasing operations at the principal operating properties; and (9) commodities hedging to no more than 90% of annual palladium production and 75% of annual platinum production (excluding the sales covered by the company's marketing contracts and similar agreements). The company is also subject to financial covenants including a debt to operating cash flow ratio, a debt service coverage ratio and a debt to equity ratio.

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

          During 1999, as a result of delays in the expansion plan, the company did not comply with certain production covenants set forth in the credit facility. The bank syndicate granted an initial waiver of these covenants until February 15, 2000 pending completion of the Year 2000 Mine Plan. In the fourth quarter, the company retained independent mining engineers to review key operating and capital cost parameters included in its long-term mine plans. On February 22, 2000, the bank group granted a second waiver of the production covenants until June 30, 2000. The company expects to comply with the debt covenants subsequent to the date the waiver expires. However, in the unlikely event the company cannot comply with the debt covenants, and pending final results of the project review, there can be no assurance that the company will be able to renegotiate or extend the existing waiver on the underlying credit agreement. If it is unsuccessful in this endeavor, it will seek alternative financing. The company is in compliance with all other aspects of the credit agreement including all financial covenants.

Market Risk
-----------

          The company may from time to time utilize derivative instruments to manage financial risk. The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company, and Mitsubishi Corporation. The contracts apply to a portion of the company's production over the five-year period from January 1999 through December 2003. Under these contracts, the company has committed between 90% to 100% of its palladium production and approximately 20% of its annual platinum production, with floor prices on substantially all of the company's production committed under these contracts averaging

$225 per ounce of palladium and $350 per ounce of platinum. The company has also agreed to an average maximum price of approximately $400 per ounce on approximately 30% of its palladium production sold under the contracts and $425 per ounce on approximately 20% of its annual platinum production. At February 29, 2000, the market prices for palladium and platinum were $722 and $490 per ounce, respectively.

          For anticipated production in the year 2000, the company has established put and call options on 57,500 ounces of palladium production at $326 and $418 per ounce, respectively, and on 1,000 ounces of platinum production at $349 and $370 per ounce, respectively. In addition, the company has sold forward 20,000 ounces of platinum for delivery in 2000 at an average price of $404 per ounce. For anticipated production in the year 2001, the company has established put and call options on 5,000 ounces of palladium at $327 and $419 per ounce, respectively. The fair value of the company's put and call options was a loss of approximately $1.1 million at December 31, 1999. These put and call options work together as collars under which the company receives the difference between the put price and market price only if the market price is below the put price, and the company pays the difference between the call price and the market price only if the market price is above the call price. The company's put and call options are settled at maturity.


                           ENVIRONMENTAL OBLIGATIONS

          The company focused on one significant environmental project during 1999. This project involved securing an amendment to the company's existing permit from the Montana Department of Environmental Quality (DEQ) which provided for a substantial increase in throughput at the Stillwater Mine site and construction of a tailings facility on a tract of land owned by the company in Stillwater County, Montana. The costs associated with this permitting effort were $0.2 million in 1999 and $0.3 million in 1998. In the first quarter of 1999, an environmental group filed a complaint against the DEQ challenging the adequacy of the Environmental Impact Statement and reclamation provisions developed in connection with the permit amendment. The company believes the complaint is without merit. The company is in the process of negotiating a contractual resolution to the suit with the plaintiffs. No assurances can be provided that a settlement will be achieved. If the company is not able to reach a contractual resolution with the plaintiffs, continued litigation regarding the Environmental Impact Statement could delay expansion of the Stillwater Mine and adversely impact the company's revenues. In 1999, the company's environmental expenses were $0.7 million and capital expenditures (excluding those facilities described under the expansion plan) for environmental equipment were $0. The company incurred environmental expenses of $0.6 million and $0.1 million in capital expenditures for environmental equipment in 1998. The company's ongoing operating expenditures for environmental compliance are expected to be approximately $1.1 million per year.

          The company is presently required to post surety bonds with the State of Montana in the amount of $11.1 million, which also represents the company's best estimate of mine closure and reclamation costs for current operations. The company does not believe that costs will materially exceed this estimate. The company is accruing for reclamation costs over the life of the Stillwater Mine based on current production levels and estimated proven and probable reserves. On December 31, 1999, the accrued liability was $0.9 million compared to $0.7 million at December 31, 1998. The company periodically reviews the adequacy of its reclamation and mine closure obligations in light of current laws and regulations and will adjust its estimate as necessary.

        FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

          Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. Such statements include comments regarding expansion plans, costs, grade, production and recovery rates, permitting, financing needs, the terms of future credit facilities and capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and compliance, litigation and the palladium and platinum market. Factors that could cause actual results to differ materially from those anticipated include:

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

 .        variations in concentrator, smelter or refinery operations;

 .        geological, technical, permitting, mining or processing problems;

 .        availability of experienced employees;

 .        financial market conditions, including the ability to renegotiate the existing bank credit facility;

 .        compliance of the company and significant customers with marketing contracts; and

 .        the other factors discussed under "Risk Factors."

         Investors are cautioned not to put undue reliance on forward-looking statements. The company disclaims any obligation to update forward-looking statements.


                                    ITEM 7A
           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The company is exposed to market risk, including the effects of adverse changes in metal prices and interest rates as discussed below.

Commodity Price Risk

          The company produces and sells palladium, platinum and associated by-product metals directly to its customers and also through third parties. As a result, financial risks are materially affected when prices for these commodities fluctuate. In order to manage commodity price risk and to reduce the impact of fluctuation in prices, the company enters into long-term contracts and uses various derivative financial instruments. The company may also lease metal to counterparties to earn interest on excess metal balances. All derivatives are off-balance sheet and therefore have no carrying value. Because the company hedges only with instruments that have a high correlation with the value of the hedged transactions, changes in derivatives' fair value are expected to be offset by changes in the value of the hedged transaction.

          As of December 31, 1999, the company had sold forward 20,000 ounces of platinum for delivery in 2000 at an average price of $404 per ounce. All forward sales contracts are settled in cash at the delivery date. For anticipated production in the year 2000, the company has established put and call options on 57,500 ounces of palladium production at $326 and $418 per ounce, respectively, and on 1,000 ounces of platinum production at $349 and $370 per ounce, respectively. For anticipated production in the year 2001, the company has established put and call options on 5,000 ounces of palladium at $327 and $419 per ounce, respectively. The fair value of the company's put and call options was a loss of approximately $1.1 million at December 31, 1999. These put and call options work together as collars under which the company receives the difference between the put price and the market price only if the market price is below the put price. The company pays the difference between the call price and the market price only if the market price is above the call price. The company's put and call options are settled at maturity.

          In addition, the company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts apply to a portion of the company's production over the five-year period from January 1999 through December 2003. Under the contracts, the company has committed between 90% to 100% of its palladium production. Palladium sales are priced at a discount to market with a floor price averaging approximately $225 per ounce. The company has agreed to an average maximum palladium price of approximately $400 per ounce on approximately 30% of its production sold under the contracts. At February 29, 2000, the market price for palladium was $722 per ounce. The remaining 70% of the company's palladium production is not subject to any price cap. In addition, the company has committed approximately 20% of its annual platinum production over the next five years under these agreements. Platinum sales are priced at a discount to market, subject to an average minimum price of $350 per ounce with an average maximum price of $425 per ounce. The remaining 80% of the company's annual platinum production is not committed under these contracts and remains available for sale at prevailing market prices. At February 29, 2000, the market price for platinum was $490 per ounce. The sales contracts provide for adjustments to ounces committed based upon actual production. In addition, the sales contracts contain termination provisions that allow the purchasers to terminate in the event the company breaches certain provisions of the contracts and the breach is not cured within periods ranging from ten to 30 days of notice by the purchaser

Interest Rate Risk

          At the present time, the company has no financial instruments in place to manage the impact of changes in interest rates. Therefore, it is exposed to changes in interest rates that effect the credit facility which carries a variable interest rate based upon LIBOR or an alternative base rate. At December 31, 1999, approximately $79.5 million had been borrowed under the total available credit of $175 million at an interest rate of 7.5%.

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


                               William E. Nettles
                               Chairman of the Board and Chief Executive Officer


                               James A. Sabala
                               Vice President and Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
Stillwater Mining Company:


We have audited the accompanying consolidated balance sheet of Stillwater Mining Company and subsidiary as of December 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stillwater Mining Company and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


KPMG LLP
Billings, Montana
January 19, 2000, except for the third and fourth paragraphs of note 6 which are as of February 22, 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Stillwater Mining Company


         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in shareholders' equity present fairly in all material respects, the financial position of Stillwater Mining Company and its subsidiary at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers L.L.P.
Denver, Colorado
February 3, 1999

                           STILLWATER MINING COMPANY
-------------------------------------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

December 31,                                                                                 1999                 1998
--------------------------------------------------------------------------------------------------------------------------
Assets
--------------------------------------------------------------------------------------------------------------------------
Current assets
Cash and cash equivalents                                                              $       2,846        $      49,811
Inventories                                                                                   11,658                9,333
Accounts receivable                                                                           26,248               21,762
Deferred income taxes                                                                          1,945                2,980
Other current assets                                                                           3,013                1,492
--------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                     45,710               85,378

Property, plant and equipment, net                                                           428,252              247,556
Other noncurrent assets                                                                        4,876                3,003
--------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                      $     478,838        $     335,937
==========================================================================================================================

Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------------------------------------------------
Current liabilities
Accounts payable                                                                       $      20,157        $      11,980
Accrued payroll and benefits                                                                   5,511                3,332
Property, production and franchise taxes payable                                               4,322                3,971
Current portion of long-term debt and capital lease obligations                                2,628                2,425
Other current liabilities                                                                      4,371                4,909
--------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                36,989               26,617

Long-term liabilities
Long-term debt and capital lease obligations                                                  84,404               58,992
Deferred income taxes                                                                         29,042               19,009
Other noncurrent liabilities                                                                   5,299                3,312
--------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                       155,734              107,930
--------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 12)

Shareholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued                         -                    -
Common stock, $0.01 par value, 50,000,000 shares authorized, 37,917,973
     and 34,548,559 shares issued and outstanding                                                379                  345
Paid-in capital                                                                              272,173              214,281
Retained earnings                                                                             50,552               13,381
--------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                              323,104              228,007
--------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                        $     478,838        $     335,937
==========================================================================================================================

The accompanying notes are an integral part of these financial statements.

                           STILLWATER MINING COMPANY
-------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

Year ended December 31,                                                       1999             1998              1997
-------------------------------------------------------------------------------------------------------------------------
Revenues                                                                 $     152,747    $     106,723    $     76,877
-------------------------------------------------------------------------------------------------------------------------

Costs and expenses
Cost of metals sold                                                             81,451           66,793          67,948
Depreciation and amortization                                                   13,557           11,642          11,658
-------------------------------------------------------------------------------------------------------------------------
     Total cost of sales                                                        95,008           78,435          79,606
General and administrative expenses                                              7,305            5,102           3,479
-------------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                       102,313           83,537          83,085
-------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                                         50,434           23,186          (6,208)

Other income (expense)
Interest income                                                                  1,048            1,354           1,073
Interest expense, net of capitalized interest
     of $4,620, $2,126, and $1,535                                                (137)          (2,774)         (3,608)
-------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                               51,345           21,766          (8,743)

Income tax (provision) benefit                                                 (14,174)          (8,380)          3,366
-------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                        $      37,171    $      13,386    $     (5,377)
=========================================================================================================================

Basic earnings per share
Net income (loss)                                                        $        1.01    $        0.43    $      (0.18)
=========================================================================================================================

Diluted earnings per share
Net income (loss)                                                        $        0.96    $        0.38    $      (0.18)
=========================================================================================================================

Weighted average common shares outstanding
Basic                                                                           36,758           31,472          30,435
Diluted                                                                         38,597           35,019          30,435

The accompanying notes are an integral part of these financial statements.

                           STILLWATER MINING COMPANY
-------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


Year ended December 31,                                                               1999           1998            1997
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities

Net income (loss)                                                               $    37,171    $    13,386     $    (5,377)

Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                 13,557         11,642          11,658
       Deferred income taxes                                                         13,601          8,380          (3,366)

Changes in operating assets and liabilities:
       Inventories                                                                   (2,325)        (1,953)          6,142
       Accounts receivable                                                           (4,486)       (14,836)         (6,855)
       Accounts payable                                                               8,177          9,271          (2,330)
       Other operating assets and liabilities                                         2,123          5,200          (1,761)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                  67,818         31,090          (1,889)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
       Capital expenditures                                                        (194,253)       (77,963)        (15,110)
       Purchase of short-term investments                                                 -         (2,277)        (11,497)
       Proceeds from maturity of short-term investments                                   -         15,745          15,089
       Proceeds from sale/leaseback transactions                                          -         10,019               -
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (194,253)       (54,476)        (11,518)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
       Borrowings under credit facility                                              79,500              -               -
       Proceeds from capital lease                                                        -              -             855
       Payments on long-term debt and capital lease obligations                      (2,484)        (2,078)         (1,386)
       Payments for debt issuance costs                                              (2,657)             -               -
       Issuance of common stock, net of stock issue costs                             5,685         71,084           1,740
       Repurchase and retirement of common stock                                       (265)             -               -
       Costs for conversion of  7% convertible notes                                   (309)             -               -
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            79,470         69,006           1,209
---------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents
       Net increase (decrease)                                                      (46,965)        45,620         (12,198)
       Balance at beginning of year                                                  49,811          4,191          16,389
---------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                          $     2,846    $    49,811     $     4,191
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                           STILLWATER MINING COMPANY
-------------------------------------------------------------------------------
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (in thousands)

                                                                                                 Retained
                                                          Shares         Common     Paid-in      Earnings        Total
                                                        Outstanding      Stock      Capital      (Deficit)       Equity
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                              20,136         $201       $138,093    $   5,372      $143,666
Comprehensive loss:
   Net loss                                                    -            -              -       (5,377)       (5,377)
   Comprehensive income for the tax benefit
      from stock options exercised                             -            -          1,363            -         1,363
------------------------------------------------------------------------------------------------------------------------
   Comprehensive loss                                          -            -          1,363       (5,377)       (4,014)
========================================================================================================================
Common stock issued under stock plans                        242            3          1,772            -         1,775
Other                                                          -            -            (35)           -           (35)
------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                              20,378         $204       $141,193    $      (5)     $141,392
Comprehensive income:
   Net income                                                  -            -              -       13,386        13,386
   Comprehensive income for the tax benefit
      from stock options exercised                             -            -          2,145            -         2,145
------------------------------------------------------------------------------------------------------------------------
   Comprehensive income                                        -            -          2,145       13,386        15,531
========================================================================================================================
Common stock issued under stock plans                        355            3          4,430            -         4,433
Conversion of 7% convertible notes                             -            -             17            -            17
Issuance of shares pursuant to public stock offering       2,300           23         66,615            -        66,638
Three-for-two stock split                                 11,516          115           (119)           -            (4)
------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                              34,549         $345       $214,281    $  13,381      $228,007
Comprehensive income:
   Net income                                                  -            -              -       37,171        37,171
   Comprehensive income for the tax benefit
      from stock options exercised                             -            -          2,533            -         2,533
------------------------------------------------------------------------------------------------------------------------
   Comprehensive income                                        -            -          2,533       37,171        39,704
========================================================================================================================
Common stock issued under stock plans                        503            5          5,773            -         5,778
Conversion of 7% convertible notes                         2,876           29         50,253            -        50,282
Repurchase and retirement of common stock                    (10)           -           (265)           -          (265)
Costs related to public stock offering and
   conversion of 7% convertible notes                          -            -           (402)           -          (402)
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                              37,918         $379       $272,173      $50,552      $323,104
========================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                    NOTE 1
                             NATURE OF OPERATIONS

         Stillwater Mining Company, a Delaware corporation, is engaged in the exploration, development, extraction, processing and refining of palladium, platinum and associated minerals from the J-M Reef located in Stillwater and Sweet Grass Counties, Montana. The J-M Reef is a twenty-eight (28) mile long geologic formation containing one of the largest deposits of platinum group metals in the world.

         The company's operations consist of the Stillwater Mine located on the J-M Reef in Nye, Montana, the East Boulder Project located at the western end of the J-M Reef in Sweet Grass County, Montana and a smelter, base metals refinery and copper-nickel refinery located in Columbus, Montana.

         During 1998, the company announced plans for the expansion of the Stillwater Mine, development of the East Boulder Project and expansion of the smelter and base metals facilities (1998 Expansion Plan). Key components of the expansion are development of the Stillwater Mine and concentrator facilities to expand production from 2,000 tons per day to 3,000 tons per day, development of the East Boulder Project and ancillary facilities to provide for an initial production rate of 2,000 tons per day and expansion of the smelter and base metals refinery. The Stillwater Mine concentrator expansion was completed in the fourth quarter of 1998. The smelter expansion was completed in the fourth quarter of 1999.

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

                                    NOTE 2
                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Stillwater Mining Company and its wholly owned subsidiary (collectively referred to as the "company"). All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

         The preparation of the company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. The more significant areas requiring the use of management's estimates relate to mineral reserves, reclamation and environmental obligations, valuation allowance for deferred tax assets, useful lives for depreciation and amortization, expected sales prices and future cash flows from long-lived assets. Actual results could differ from these estimates.

Cash Equivalents

         The company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 1999 and 1998, cash and cash equivalents included $0 and $20.5 million, of investment grade commercial paper, respectively.

Inventories

         Metals inventories are carried at the lower of current market value or cost. Production costs include the cost of direct labor and materials, depreciation and amortization, as well as overhead costs relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or fair market value.

Property, Plant and Equipment

         Plant and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from five to twenty years or, for capital leases, the term of the related leases. Maintenance and repairs are charged to operations as incurred. Mine development expenditures incurred to increase existing production, develop new ore bodies or develop mineral property substantially in advance of production are capitalized and amortized using a units-of-production method over the proven and probable reserves. Interest is capitalized on expenditures related to construction or development projects and amortized using the same basis of depreciation as the related asset. Interest capitalization is discontinued when the asset is placed into operation or development ceases. Exploration costs are expensed as incurred.

         The company follows Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the estimated carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows. As of December 31, 1999, the company does not believe that any impairments of its long-lived assets have occurred.

Fair Value of Financial Instruments

         The company's non-derivative financial instruments consist primarily of cash, accounts receivable and debt. The carrying amounts of cash and accounts receivable approximate fair value due to their short maturities. The carrying amounts of long-term debt approximate fair values as interest rates on the majority of such debt are variable. At December 31, 1999 and 1998, based on rates available for similar types of obligations, the fair values of capital lease obligations were not materially different from their carrying amounts.

Revenue Recognition

         Revenues consist of the sales of palladium and platinum, including any hedging gains or losses. By-product metals revenue and secondary materials processing revenue are included as a reduction to the cost of metals sold. Revenue is recognized when product is shipped from the company's base metals refinery to an external refiner. Sales and receivables are provisionally valued and later adjusted when sales prices are finalized and weight and assay calculations are completed.

Hedging Program

         The company enters into forward sales contracts and put and call options from time to time to manage the effect of price changes in palladium and platinum on the company's revenue. These instruments are accounted for as hedges when the instrument is designated as a hedge of the related production and there exists a high degree of correlation between the fair value of the instrument and the fair value of the hedged production. The degree of correlation is assessed periodically. In the event that an instrument does not meet the designation or effectiveness criteria, any gain or loss on the instrument is recognized immediately in earnings. Otherwise, gains or losses related to hedging transactions are recognized as adjustments to the revenue recorded for the related production. If an instrument is settled early, any gains or losses are deferred and recognized as adjustments to the revenue recorded for the related production. Costs associated with the purchase of certain hedging instruments are deferred and amortized against revenue related to the hedged production.

Reclamation and Environmental Costs

         Post-closure reclamation and site restoration costs are estimated based on environmental regulatory requirements and are accrued ratably over the life of the mine using a units-of-production method. Current expenditures related to ongoing environmental and reclamation programs are expensed as incurred. Although the ultimate amount of the obligations to be incurred was uncertain at December 31, 1999 and 1998, the company has posted $11.1 million and $8.9 million, respectively, in reclamation bonds for state and federal requirements. The accrued reclamation liability, included in other noncurrent liabilities, was approximately $0.9 million and $0.7 million, respectively at December 31, 1999 and 1998.

Income Taxes

         Income taxes are determined using the asset and liability approach in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. This method gives consideration to the future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on currently enacted tax rates. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

         The company has elected to account for stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, because options are granted at fair market value, no compensation expense has been recognized for options issued under the company's stock option plans. The company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the company has made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting, as set forth in SFAS No. 123, had been applied.

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

                                    NOTE 3
                           NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either a) offset by the change in fair value of the hedged asset or liability (if applicable) or b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The definition of derivatives has also been expanded to include contracts that require physical delivery if the contract allows for net cash settlement. The company primarily uses derivatives to hedge metal prices. Such derivatives are reported at cost, if any, and gains and losses on such derivatives are reported when the hedged transaction occurs. Accordingly, the company's adoption of SFAS No. 133 will have an impact on the reported financial position of the company, and although such impact has not been determined, it is currently not believed to be material. Adoption of SFAS No. 133 should have no significant impact on reported earnings, but could materially affect comprehensive income.

         In June 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 was effective for fiscal year 1999 and requires that the costs of start-up activities, including organization costs, be expensed as incurred. The effect of the adoption of this statement on the company's financial statements was not material.

                                    NOTE 4
                                  INVENTORIES

(in thousands)                                   1999                   1998
-------------------------------------------------------------------------------
Metals inventory
     Raw ore                                   $    187              $     267
     Concentrate and in-process                   7,079                  4,988
-------------------------------------------------------------------------------
                                                  7,266                  5,255
Materials and supplies                            4,392                  4,078
-------------------------------------------------------------------------------
                                               $ 11,658              $   9,333
===============================================================================

                                    NOTE 5
                         PROPERTY, PLANT AND EQUIPMENT


(in thousands)                                      1999               1998
-------------------------------------------------------------------------------
Machinery and equipment                         $   42,277          $    25,055
Leased equipment                                    10,628               12,256
Buildings and structural components                 91,767               69,262
Mine development                                   165,896              143,142
Land                                                 2,182                2,220
Construction-in-progress:
     East Boulder Project                          111,175               23,582
     Stillwater Mine Expansion                      77,081               33,160
     Other construction-in-progress                  4,034                3,346
-------------------------------------------------------------------------------
                                                   505,040              312,023
Less accumulated depreciation and amortization     (76,788)             (64,467)
-------------------------------------------------------------------------------
                                                $  428,252          $   247,556
===============================================================================


                                    NOTE 6
                 LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Scotiabank Credit Facility

         In March 1999, the company entered into a seven-year $175 million credit facility ("the Scotiabank Credit Facility") from a syndicate of banks led by the Bank of Nova Scotia. The Scotiabank Credit Facility provides for a $125 million term loan facility and a $50 million revolving credit facility. Borrowings may be made under the term loan facility until December 29, 2000 and amortization of the term loan facility will commence on March 31, 2001. The final maturity of the term loan facility and revolving credit facility is December 30, 2005. As of December 31, 1999, the company had $52.6 million outstanding under the term loan facility and $26.9 million outstanding under the revolving credit facility.

         The loans are required to be repaid from excess cash flow and proceeds from asset sales. Proceeds of the term loan facility were used to finance a portion of the 1998 Expansion Plan. Proceeds of the revolving credit facility are used for general corporate and working capital needs. At the company's option, the Scotiabank Credit

Facility bears interest at London Interbank Offered Rates (LIBOR) or an alternate base rate, in each case plus a margin of 1.00% to 1.75%, which may be adjusted depending upon the company's ratio of debt to operating cash flow. At December 31, 1999, the borrowings outstanding under the Scotiabank Credit Facility bear interest at 7.5%. Substantially all the property and assets of the company are pledged as security for the Scotiabank Credit Facility.

         During 1999, the company did not comply with certain production covenants set forth in the credit facility. The bank syndicate granted a waiver of these covenants until June 30, 2000. The company is in compliance with all other aspects of the credit agreement, including all financial covenants, as of December 31, 1999.

         The company has both the intent and ability to comply with the debt covenants subsequent to the date the waiver expires. As a result, the company has classified the debt as a long-term liability at December 31, 1999.

Convertible Subordinated Notes

         In April 1996, the company issued $51.5 million of 7% Convertible Subordinated Notes (the "Convertible Notes") with a stated maturity date of May 1, 2003. The Convertible Notes were unsecured, subordinated obligations. On May 1, 1999, the company completed the underwritten call for redemption of its $51.4 million outstanding principal amount of 7% Convertible Subordinated Notes. Substantially all of the notes were converted into common stock. The notes were redeemed at a conversion price of $17.87 per share with cash paid in lieu of fractional shares. The company issued approximately 2.9 million shares of common stock in connection with the conversion of the notes. Underwriters' fees and other costs associated with the call for redemption were approximately $0.3 million.

Equipment Lease Agreements

         The company leases certain underground mining equipment under five-year leasing agreements containing two-year renewal options that can be exercised at the original lease terms. The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments (in thousands):

Year ended December 31,
-------------------------------------------------------------------------------
2000                                                                  $   2,719
2001                                                                      2,115
2002                                                                      1,581
2003                                                                        482
2004                                                                         59
-------------------------------------------------------------------------------
Total minimum lease payments                                              6,956
Less amount representing interest                                          (804)
-------------------------------------------------------------------------------
Present value of net minimum lease payments                               6,152
Less current portion                                                     (2,523)
-------------------------------------------------------------------------------
Total long-term capital lease obligation                              $   3,629
===============================================================================

Special Industrial Education Impact Revenue Bonds

         These bonds were issued by the company in 1989 in three series to finance impact payments to local school districts. The bonds bear interest at varying rates between 6.5% and 7.8% and mature in increasing annual principal amounts through 2009. The balance outstanding at December 31, 1999 and 1998 was $1.4 million and $1.5 million, respectively, of which approximately $0.1 million was classified as current in each year. The bonds, which are collateralized by the company's real estate, are secured by guarantees from Chevron Corporation and Manville Corporation. Scheduled principal repayments during the years 2000 through 2004 are approximately $0.1 million in each year. Scheduled principal repayments subsequent to 2004 total $0.9 million.

Cash Paid for Interest

         The company made cash payments for interest of $3.8 million, $4.5 million and $4.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                                    NOTE 7
                            EMPLOYEE BENEFIT PLANS

         The company has adopted two savings plans which qualify under section 401(k) of the U.S. Internal Revenue Code covering all non-bargaining and bargaining employees. Under the plans, employees may elect to contribute up to 10% of their cash compensation, subject to the Employee Retirement Income Security Act of 1974 (ERISA) limitations. The company is required to make matching cash contributions equal to 200% of the employee's contribution up to 3% of the employee's compensation. Contributions to the plans charged to operations were $1.5 million, $1.2 million and $1.0 million in 1999, 1998 and 1997, respectively.

                                    NOTE 8
                       COMMON STOCK PLANS AND AGREEMENTS

Stock Plan

         The company sponsors stock option plans that enable the company to grant stock options or restricted stock to employees and non-employee directors. As of December 31, 1999, there were 4,350,000 shares of common stock authorized for issuance under the plans.

         Awards granted under the plans may consist of incentive stock options
(ISOs) or non-qualified stock options (NQSOs), stock appreciation rights (SARs), restricted stock or other stock-based awards, with the exception that non-employee directors may not be granted SARs and only employees of the company may be granted ISOs.

         The plans are administered by the Compensation Committee of the company's Board of Directors, which determines the exercise price, exercise period, vesting period and all other terms. Officers' and directors' unexercised options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date.

         There were approximately 535,000 shares available for grant as of December 31, 1999. Stock option activity for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

                                                                                                        Weighted Average
                                                                                Weighted Average          Fair Value of
                                                             Shares *           Exercise Price *        Options Granted *
--------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1996                     1,508,708               $    8.47                    -
    (1,011,888 exercisable)
1997 Activity:
    Options granted                                            729,412               $   13.27             $   7.02
    Options exercised                                         (359,821)              $    5.06                    -
    Options canceled                                           (47,475)              $   13.91                    -
--------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1997                     1,830,824               $   10.93                    -
    (1,410,297 exercisable)
1998 Activity:
    Options granted                                            930,365               $   16.24              $  8.11
    Options exercised                                         (526,371)              $    8.27                    -
    Options canceled                                           (32,100)              $   14.98                    -
--------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1998                     2,202,718               $   13.74                    -
    (1,162,031 exercisable)
1999 Activity:
    Options granted                                            634,150               $   26.68               $ 6.58
    Options exercised                                         (499,047)              $   11.56                    -
    Options canceled                                           (84,622)              $   22.36                    -
--------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1999                     2,253,199               $   17.52                    -
    (1,524,185 exercisable)

* Adjusted to reflect the 1998 three-for-two stock split.

     The following table summarizes information for outstanding and exercisable options as of December 31, 1999:

                                                    Options Outstanding                 Options Exercisable
                                                    -------------------                 -------------------
                                                  Average          Weighted                           Weighted
              Range of           Number          Remaining          Average          Number            Average
           Exercise Price      Outstanding     Contract Life    Exercise Price     Exercisable     Exercise Price
           --------------      -----------     -------------    --------------     -----------     --------------
                $3.91            123,013            4.7           $   3.91           123,013          $   3.91
           $ 8.96 - $12.99       437,604            4.7           $  12.31           401,336          $  12.28
           $13.00 - $15.99       697,308            7.0           $  14.62           566,742          $  14.55
           $16.00 - $20.24       263,157            6.7           $  17.55           180,403          $  17.59
           $20.25 - $23.99       196,975            5.3           $  21.90           129,224          $  21.44
           $24.00 - $26.99       452,517            6.5           $  26.62           113,467          $  26.48
           $27.00 - $29.99        56,075            7.6           $  28.57                 -                 -
           $30.00 - $33.99        26,550            6.3           $  31.58            10,000          $  32.38
                             -----------                                         -----------
                               2,253,199                                           1,524,185
                             ===========                                         ===========

         The company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock. Under APB Opinion No. 25, because the exercise price of the company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123 and has been determined as if the company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,                                                    1999              1998             1997
----------------------------------------------------------------------------------------------------------------------
Weighted average expected lives (years)                                     3.8               6.5              5.9
Interest rate                                                               5.5%           4.4 - 5.5%       5.7 - 6.7%
Volatility                                                                   47%               53%              47%
Dividend yield                                                                -                 -                -
======================================================================================================================

         Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.
         The estimated fair value of the options is amortized to expense over the vesting period of the options for purposes of the following pro forma disclosures (in thousands, except for per share amounts):

                                                                           1999              1998             1997
----------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                                              $  32,064      $ 10,560            $ (7,966)
Pro forma net income (loss) per share:
   Basic                                                                 $    0.87      $   0.34            $  (0.26)
   Diluted                                                               $    0.83      $   0.30            $  (0.26)
======================================================================================================================

         The effect of outstanding stock options on diluted weighted average shares outstanding was 898,023 and 667,763 shares for 1999 and 1998, respectively. Outstanding options to purchase 519,875, 264,111 and 1,220,549 shares of common stock were excluded from the computation of diluted earnings per share for the years ended December 31, 1999, 1998 and 1997, respectively, because the effect of inclusion would have been antidilutive using the treasury stock method.

         The effect of the company's Convertible Notes on diluted weighted average shares outstanding was 940,594 and 2,878,656 shares for 1999 and 1998, respectively. In addition, 2,878,656 million shares of common stock issuable under the terms of the company's Convertible Subordinated Notes were excluded from the computation of diluted earnings per share for the year ended December 31, 1997 because the effect of inclusion would have been antidilutive using the treasury stock method.


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

                                    Note 9
                                 Income Taxes

     The components of the provision (benefit) for income taxes are as follows (in thousands):

Year ended December 31,                                                         1999             1998              1997
-----------------------------------------------------------------------------------------------------------------------
Current federal                                                            $     573         $      -         $       -
Current state                                                                      -                -                 -

-----------------------------------------------------------------------------------------------------------------------
   Total current                                                                 573                -                 -
Deferred federal                                                              10,132            7,618            (3,060)
Deferred state                                                                 3,469              762              (306)
-----------------------------------------------------------------------------------------------------------------------
   Total deferred                                                             13,601            8,380            (3,366)
-----------------------------------------------------------------------------------------------------------------------
Income tax provision (benefit)                                             $  14,174         $  8,380         $  (3,366)
=======================================================================================================================

     The components of the company's deferred tax liabilities (assets) are comprised of the following temporary differences and carryforwards (in thousands):

December 31,                                                                                     1999              1998
-----------------------------------------------------------------------------------------------------------------------
Property and equipment                                                                    $    10,939       $     8,087
Mine development costs                                                                         62,639            35,146
-----------------------------------------------------------------------------------------------------------------------
   Total deferred tax liabilities                                                              73,578            43,233
-----------------------------------------------------------------------------------------------------------------------
Capital lease obligations                                                                        (539)           (1,013)
Noncurrent liabilities                                                                         (2,087)           (1,347)
Current liabilities                                                                              (628)           (2,103)
Inventory                                                                                        (323)             (117)
Net operating loss and other carryforwards                                                    (42,904)          (22,624)
-----------------------------------------------------------------------------------------------------------------------
   Total deferred tax assets                                                                  (46,481)          (27,204)
-----------------------------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                                              $    27,097       $    16,029
=======================================================================================================================


         There was no valuation allowance recorded in 1999 or 1998 because it was more likely than not that all deferred tax assets would be realized. A reconciliation from the federal income tax provision at the applicable statutory income tax rate to the effective rate is as follows (in thousands):

Year ended December 31,                                                         1999             1998              1997
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                        $    51,345      $    21,766       $    (8,743)
=======================================================================================================================
Income taxes at statutory rate                                           $    17,971      $     7,618       $    (3,060)
State income taxes, net of federal benefit                                     2,272              762              (306)
Adjustments to prior years tax provisions                                     (6,069)               -                 -
-----------------------------------------------------------------------------------------------------------------------
Income tax provision (benefit)                                           $    14,174      $     8,380       $    (3,366)
=======================================================================================================================

         At December 31, 1999, the company had approximately $109 million of regular tax net operating loss carryforwards expiring during 2009 through 2019. The company believes that it is more likely than not that these carryforwards will be utilized to reduce future federal income tax liabilities. Management can and would implement tax planning strategies to prevent these carryforwards from expiring. The company made cash payments for income taxes of $225,000, $316,000 and $0 for the years ended December 31, 1999, 1998 and 1997, respectively. Adjustments to the prior years' tax provisions relate to the company's review of its net deferred tax assets and liabilities, together with net operating loss carryforwards. The company has determined to currently recognize potential tax benefits arising therefrom on the assumption that the deductions and losses will be realized in future years. In making this determination, the company has considered the current level of platinum group metal (PGM) prices and the ability of the company to use accelerated depreciation and amortization methods in the determination of taxable income.

                                    Note 10
                             Capital Transactions


Common Stock Offering

         On October 20, 1998, 2,000,000 shares of the company's common stock were sold in a public offering at $30.75 per share (pre stock split). On November 4, 1998, 300,000 additional shares were sold pursuant to the underwriter's over-allotment option. Proceeds from the offering were approximately $66.6 million, net of offering costs of $4.1 million.

Common Stock Split

         On December 8, 1998, the Board of Directors declared a three-for-two stock split of the company's common stock effected in the form of a stock dividend to shareholders of record on December 21, 1998. This stock split was recorded as of the close of business on December 31, 1998 by transferring par value of $115,158 from additional paid in capital to common stock and by paying $3,805 for fractional shares. All share data in the notes to the financial statements, including stock option information, has been restated to retroactively reflect this stock split.

                                    Note 11
                             Commodity Instruments

         The company uses various derivative financial instruments to manage the company's exposure to market prices associated with changes in palladium and platinum commodity prices. The company may also lease metal to counterparties to earn interest on excess metal balances. All derivatives are off-balance sheet and therefore have no carrying value. Because the company hedges only with instruments that have a high correlation with the value of the hedged transactions, changes in derivatives' fair value are expected to be offset by changes in the value of the hedged transaction.

         As of December 31, 1999, the company had sold forward 20,000 ounces of platinum for delivery in 2000 at an average price of $404 per ounce. All forward sales contracts are settled in cash at the delivery date. For anticipated production in the year 2000, the company has established put and call options on 57,500 ounces of palladium production at $326 and $418, respectively, and on 1,000 ounces of platinum production at $349 and $370, respectively. For anticipated production in the year 2001, the company has established put and call options on 5,000 ounces of palladium at $327 and $419, respectively. The fair value of the company's put and call options was a loss of approximately $1.1 million at December 31, 1999. These put and call options work together as collars under which the company receives the difference between the put price and the market price only if the market price is below the put price and the company pays the difference between the call price and the market price only if the market price is above the call price. The company's put and call options are settled at maturity.

         The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts apply to a portion of the company's production over the five-year period from January 1999 through December 2003. Under the contracts, the company has committed between 90% to 100% of its palladium production. Palladium sales are priced at a discount to market, with a floor price averaging approximately $225 per ounce. The company has agreed to an average maximum palladium price of approximately $400 per ounce on approximately 30% of its production sold under the contracts. The remaining 70% of the company's palladium production is not subject to any price cap. In addition, the company has committed approximately 20% of its annual platinum production over the next five years under these agreements. Platinum sales are priced at a discount to market, subject to an average minimum price of $350 per ounce with an average maximum price of $425 per ounce. The remaining 80% of the company's annual platinum production is not committed under these contracts, and remains available for sale at prevailing market prices. The sales contracts provide for adjustments to ounces committed based on actual production. In addition, the sales contracts contain termination provisions that allow the purchasers to terminate in the event the company breaches certain provisions of the contracts and the breach is not cured within periods ranging from ten to thirty days of notice by the purchaser.

                                    Note 12
                         Commitments And Contingencies

Refining Agreements

         The company has contracted with four entities to refine its filter cake production. Even though there are limited number of PGM refiners, the company is not economically dependent upon any one refiner.

Operating Leases

         In September 1998, the company completed the sale and leaseback of a tunnel boring machine and miscellaneous other mining equipment. The leases are non-cancelable with terms of seven years and are classified as operating leases for financial reporting purposes. Rental expense amounted to approximately $1.6 million and $0.5 million in 1999 and 1998, respectively. Rental expense in 1997 was insignificant.

         Future minimum lease payments for non-cancelable leases with terms in excess of one year are $1.6 million in each of the years 2000 - 2004, and $1.1 million thereafter.

Significant Customers

         Sales to significant customers represented approximately 80%, 60% and 90% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. The company sells its metals to a small number of customers and brokers; however, the company is not economically dependent upon these customers since palladium and platinum can be readily sold in numerous markets throughout the world.

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

                                    Note 13
                          Quarterly Data (Unaudited)

     Quarterly earnings data for the years ended December 31, 1999 and 1998 were as follows (in thousands, except per share data):

                                                                   First          Second            Third          Fourth
-------------------------------------------------------------------------------------------------------------------------
1999 Quarters
-------------------------------------------------------------------------------------------------------------------------
Revenue                                                          $38,030         $36,845          $32,204         $45,668
Operating income                                                  15,544          11,129            7,243          16,518
Net income (1)                                                    10,588           8,046            5,099          13,438
Basic earnings per share (1)                                        0.31            0.22             0.13            0.35
Diluted earnings per share (1)                                      0.28            0.21             0.12            0.35
-------------------------------------------------------------------------------------------------------------------------
1998 Quarters
-------------------------------------------------------------------------------------------------------------------------
Revenue                                                          $21,513         $26,523          $28,198         $30,489
Operating income                                                   2,371           5,597            6,657           8,561
Net income                                                           982           3,061            3,790           5,553
Basic earnings per share                                            0.04            0.10             0.12            0.17
Diluted earnings per share                                          0.04            0.10             0.12            0.15
=========================================================================================================================


(1) During the fourth quarter of 1999, a review of the company's deferred tax liability resulted in a reduction of its 1999 tax rate to 28% from the 31.5% previously accrued during the year. The effect of this reduction on fourth quarter results was approximately $1.4 million or $0.04 per share.

                                    Note 14
               Mineral Reserves And Production Data (Unaudited)

Proven and probable palladium and platinum reserves (1) consisted of the following:

December 31,                                            1999           1998           1997           1996          1995
-----------------------------------------------------------------------------------------------------------------------
Stillwater Mine
Ore reserves (thousands of tons)                       22,980        23,745         17,999         15,619        11,072
Grade (2)                                                0.71          0.71           0.79           0.80          0.82
Contained metal (thousands of ounces)
   Palladium (3)                                       12,444        12,910         10,940          9,595         7,058
   Platinum (3)                                         3,771         3,912          3,315          2,907         2,016
-----------------------------------------------------------------------------------------------------------------------
   Total contained metal                               16,215        16,822         14,255         12,502         9,074
=======================================================================================================================

East Boulder
Ore reserves (thousands of tons)                       13,313        13,313         11,510         11,510        11,510
Grade (2)                                                0.71          0.71           0.79           0.79          0.79
Contained metal (thousands of ounces)
   Palladium (3)                                        7,251         7,251          6,992          7,087         7,087
   Platinum (3)                                         2,197         2,197          2,120          2,025         2,025
-----------------------------------------------------------------------------------------------------------------------
   Total contained metal                                9,448         9,448          9,112          9,112         9,112
=======================================================================================================================

Summary operating information was as follows:

Year ended December 31,                                1999            1998           1997           1996          1995
-----------------------------------------------------------------------------------------------------------------------
Ounces produced (in thousands)
   Palladium                                            315             340            271            196           169
   Platinum                                              94             104             84             59            51
Average realized price per ounce
   Palladium                                           $372            $202           $144           $144          $157
   Platinum                                            $383            $377           $388           $410          $425
-----------------------------------------------------------------------------------------------------------------------

(1) Derived from mineral reserve estimates reviewed by independent consultants as of December 31, 1999, 1998, 1997, and 1995. The December 31, 1996
     estimates were derived from the December 31, 1995 estimates adjusted for production, additional drilling and development.

(2)  Expressed in contained ounces of palladium and platinum per ton.

(3) Based on the ratio of 1.0 part of platinum to 3.3 parts of palladium for 1996 through 1999 and 1.0 part of platinum to 3.5 parts of palladium for 1995.


                                    ITEM 9
                       CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Reference is made to the Form 8-K previously filed by the company dated October 13, 1999 and Amendment No. 1 thereto containing the letter from PricewaterhouseCoopers, L.L.P. with respect to the statement made therein.

                                   PART III

                                    ITEM 10
              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             For information concerning the company's executive officers, reference is made to the information set forth under the caption "Executive Officers of the Registrant" located in Item 1 of this Form 10-K. For information concerning the company's directors and compliance by the company's directors, executive officers and significant stockholders with the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended, reference is made to the information set forth under the captions "Election of Directors" and "Compliance with Section 16(a) -Beneficial Ownership Reporting Compliance," respectively, in the company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2000 to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                    ITEM 11
                            EXECUTIVE COMPENSATION

             Reference is made to the information set forth under the caption "Executive Compensation and Other Information" in the company's Proxy Statement for the Annual Meeting of Stockholders, to be held on May 10, 2000, to be filed pursuant to Regulation 14A, which information (except for the Report of the Compensation Committee of the Board of Directors and the Performance Graph) is incorporated herein by reference.

                                    ITEM 12
                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

             Reference is made to the information set forth under the caption "Security Ownership of Principal Stockholders and Management" in the company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2000, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                    ITEM 13
                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Reference is made to the information contained under the caption "Certain Transactions" contained in the company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2000, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                    PART IV

                                    ITEM 14
                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Form 10-K

      1.   Financial Statements                                             Page
           Report of Management                                              35
           Report of Independent Accountants                                 36
           Balance Sheets                                                    38
           Statements of Operations                                          39
           Statements of Cash Flows                                          40
           Statements of Changes in Stockholders' Equity                     41
           Notes to Financial Statements                                     42

      2.   Financial Statement Schedules (not applicable)

(b)   Reports on Form 8-K

      1. On October 20, 1999, the company filed a Form 8-K to announce the change in independent accountants from Pricewaterhouse Coopers LLP to KPMG LLP.

      2. On October 21, 1999, the company filed a Form 8-K/A to provide the independent accountants' letter required in accordance with the Form 8-K filed on October 20, 1999.

(c)   Exhibits.

                                   EXHIBITS

Number   Description
--------------------

2.1 Exchange Agreement for 10,000 shares of common stock dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the "1994 S-1")).
3.1 Amended and Restated Certificate of Incorporation of the Registrant dated December 2, 1995 (incorporated by reference to Exhibit 3.4 to the 1994 S-1).
3.2 Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the 1994 S-1).
4.1 Form of Indenture, dated April 29, 1996, between the company and Colorado National Bank with respect to the company's 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the company's Form 8-K dated April 29, 1996).
4.2 Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A filed on October 30, 1995).
10.1 1998 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement dated April 6, 1998)
10.2 Amended and Restated Employment Agreement with William E. Nettles, dated as of August 10, 1998. (incorporated by reference to Exhibit 10.1 of the Registrant 1998 Form 10-K)
10.3 Mining and Processing Agreement dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).
10.4 Conveyance of Royalty Interest and Agreement between the company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.5 Agreement for Electric Service between the Montana Power Company and Stillwater Mining Company dated June 1, 1996 (incorporated by reference to Exhibit 10.8.1 of the Registrant's 1996 10-K).
10.6 Equipment Lease Agreement between Stillwater Mining Company and Senstar Capital Corporation dated October 5, 1995. (incorporated by reference to Exhibit 10.17 of the Registrant's 1995 19-K).
10.7 Purchase Agreement between Stillwater Mining Company and Senstar Capital Corporation dated October 5, 1995
              (incorporated by reference to Exhibit 10.17.1 of the Registrant's 1995 10-K).
10.8 Purchase Agreement between Stillwater Mining Company and The Westaim Corporation, dated October 14, 1996 (incorporated by reference to Exhibit 10.16 of the Registrant's 1996 10-K).
10.9 PGM Concentrate Refining Agreement between the company and Union Miniere dated May 8, 1996. (incorporated by reference to
              Exhibit 10.15 of the Registration 1998 10K).
10.10 Articles of Agreement between Stillwater Mining Company and Oil, Chemical and Atomic Workers International Union dated
              July 1, 1999 (filed herewith).
10.11 Palladium Sales Agreement, made as of August 13, 1998, among Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Form 8-K dated July 21, 1998).
10.12 Palladium and Platinum Sales Agreement, made as of August 17, 1998, among Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Form 8-K dated July 21,
              1998).
10.13 Palladium and Platinum Sales Agreement, made as of August 27, 1998, among Stillwater Mining Company and Mitsubishi Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.4 to the Form 8-K dated July 21,
              1998).
10.14 Employment Agreement with James A. Sabala dated July 1, 1999 (filed herewith).
10.15 Employment Agreement with Harry C. Smith dated September 7, 1999 (filed herewith).
10.16 Employment Agreement with Vernon C. Baker dated June 29, 1999 (filed herewith).
10.17 Credit Agreement, dated March 10, 1999 between Stillwater Mining Company and the Bank of Nova Scotia (incorporated by reference to Exhibit 10.21 of the Registrant's 1998 Form 10-K).

23.1          Consent of KPMG LLP
23.2          Consent of Pricewaterhouse Coopers, L.L.P.
23.3          Consent of Behre Dolbear & Company, Inc.
27            Financial Data Schedule

                                  SIGNATURES


     Pursuant to the requirements of Section 13 OR 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      STILLWATER MINING COMPANY
                                      ("Registrant")


Dated:  March 24, 2000            By: /s/ William E. Nettles
                                      -----------------------------------
                                      William E. Nettles
                                      Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.

Signature and Title                                            Date
-------------------                                            ----

/s/ William E. Nettles                                         March 24, 2000
--------------------------------------------
William E. Nettles
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)


/s/ James A. Sabala                                            March 24, 2000
--------------------------------------------
James A. Sabala
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Douglas Donald                                             March 24, 2000
--------------------------------------------
Douglas Donald, Director


/s/ Richard Gilbert                                            March 24, 2000
---------------------------------------------
Richard Gilbert, Director


/s/ Lawrence Glaser                                            March 24, 2000
--------------------------------------------
Lawrence Glaser, Director


/s/ Apolinar Guzman                                            March 24, 2000
--------------------------------------------
Apolinar Guzman, Director


/s/ Ted Schwinden                                              March 24, 2000
--------------------------------------------
Ted Schwinden, Director


/s/ Peter Steen                                                March 24 2000
--------------------------------------------
Peter Steen, Director