Form 10-Q
period 2000-03-31
STILLWATER MINING CO /DE/
filed 2000-04-18
CIK 931948

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                For the quarterly period ended March 31, 2000.


                                       OR

       [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                For the transition period from ______ to ______

                         Commission file number 0-25090
                                                -------

                           STILLWATER MINING COMPANY
                           -------------------------
                (Exact name of registrant as specified in its charter)


                  Delaware                                81-0480654
     ------------------------------------      ---------------------------------
       (State or other jurisdiction of         (I.R.S. Employer Identification
       incorporation or organization)                        No.)


              One Tabor Center
      1200 Seventeenth Street, Suite 900
              Denver, Colorado                               80202
     ------------------------------------           ------------------------
   (Address of principal executive offices)                (Zip Code)


                                (303) 352-2060
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: YES  X   NO ___
                                       ---

At April 10, 2000, 38,507,730 shares of common stock, $0.01 par value per share, were issued and outstanding.

                           STILLWATER MINING COMPANY

                                   FORM 10-Q

                         QUARTER ENDED MARCH 31, 2000

                                     INDEX

                                                                                                      PAGE
                                                                                                      ----
PART I - FINANCIAL INFORMATION

         Item 1.         Financial Statements...................................................        3

         Item 2.         Management's Discussion and Analysis of
                         Financial Condition and Results of Operations..........................        8

         Item 3.         Quantitative and Qualitative Disclosures About
                         Market Risk............................................................       13


PART II - OTHER INFORMATION

         Item 1.         Legal Proceedings......................................................       15

         Item 2.         Changes in Securities and Use of Proceeds..............................       15

         Item 3.         Defaults Upon Senior Securities........................................       15

         Item 4.         Submission of Matters to a Vote of Security Holders....................       15

         Item 5.         Other Information......................................................       15

         Item 6.         Exhibits and Reports on Form 8-K.......................................       15

SIGNATURES               .......................................................................       16

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Stillwater Mining Company
Consolidated Balance Sheet
(in thousands, except per share amounts)

                                                              (Unaudited)
                                                               March 31,           December 31,
                                                                 2000                  1999
                                                             -------------        -------------
ASSETS
  Current assets
     Cash and cash equivalents                               $      10,892        $       2,846
     Inventories                                                    12,233               11,658
     Accounts receivable                                            34,027               26,248
     Deferred income taxes                                           2,400                1,945
     Other current assets                                            2,697                3,013
                                                             -------------        -------------
        Total current assets                                        62,249               45,710
                                                             -------------        -------------

  Property, plant and equipment, net                               466,266              428,252
  Other noncurrent assets                                            4,678                4,876
                                                             -------------        -------------

Total assets                                                 $     533,193        $     478,838
                                                             =============        =============

LIABILITIES and SHAREHOLDERS' EQUITY
  Current liabilities
     Accounts payable                                        $      16,548        $      20,157
     Accrued payroll and benefits                                    3,306                5,511
     Property, production and franchise taxes payable                3,748                4,322
     Current portion of capital lease obligations                    2,628                2,628
     Other current liabilities                                       3,809                3,729
     Income taxes payable                                            3,292                  642
                                                             -------------        -------------
        Total current liabilities                                   33,331               36,989
                                                             -------------        -------------

  Long-term liabilities
     Long-term debt and capital lease obligations                  106,853               84,404
     Deferred income taxes                                          34,438               29,042
     Other noncurrent liabilities                                    6,218                5,299
                                                             -------------        -------------
        Total liabilities                                          180,840              155,734
                                                             -------------        -------------

  Shareholders' equity
     Preferred stock, $0.01 par value, 1,000,000 shares
        authorized, none issued                                          -                    -
     Common stock, $0.01 par value, 50,000,000 shares
        authorized, 38,506,479 and 37,917,973 shares
        issued and outstanding, respectively                           385                  379
     Paid-in capital                                               280,993              272,173
     Accumulated earnings                                           70,975               50,552
                                                             -------------        -------------
        Total shareholders' equity                                 352,353              323,104
                                                             -------------        -------------

Total liabilities and shareholders' equity                   $     533,193        $     478,838
                                                             =============        =============

                See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Statement of Operations
(Unaudited)
(in thousands, except per share amounts)

                                                     Three months ended
                                                          March 31,
                                                 ---------------------------
                                                     2000            1999
                                                 -----------     -----------

Revenues                                         $    61,335     $    38,030

Costs and expenses
  Cost of metals sold                                 26,893          18,231
  Depreciation and amortization                        4,302           2,927
                                                 -----------     -----------
     Total cost of sales                              31,195          21,158

  General and administrative expense                   2,055           1,328
                                                 -----------     -----------
     Total costs and expenses                         33,250          22,486
                                                 -----------     -----------

Operating income                                      28,085          15,544

Other income (expense)
  Interest income                                        280             487
  Interest expense, net of capitalized interest
     of $2,656, and $1,089                                 -            (109)
                                                 -----------     -----------

Income before income taxes                            28,365          15,922

Income tax provision                                  (7,942)         (5,334)
                                                 -----------     -----------

Net income and comprehensive income              $    20,423     $    10,588
                                                 ===========     ===========


Basic and diluted earnings per share
     Basic                                       $      0.53     $      0.31
                                                 ===========     ===========
     Diluted                                     $      0.52     $      0.28
                                                 ===========     ===========

Weighted average common shares outstanding
     Basic                                            38,271          34,582
     Diluted                                          39,305          38,460

                See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Statement of Cash Flows
(Unaudited)
(in thousands)

                                                                              Three months ended
                                                                                    March 31,
                                                                         ------------------------------
                                                                            2000                1999
                                                                         -----------        -----------
Cash flows from operating activities
Net income                                                               $    20,423        $    10,588

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                             4,302              2,927
     Deferred income taxes                                                     4,941              4,282

Changes in operating assets and liabilities:
     Inventories                                                                (575)              (991)
     Accounts receivable                                                      (7,779)            (4,625)
     Accounts payable                                                         (3,609)            (2,215)
     Other operating assets and liabilities                                    1,384               (332)
                                                                         -----------        -----------

Net cash provided by operating activities                                     19,087              9,634
                                                                         -----------        -----------

Cash flows from investing activities
     Capital expenditures                                                    (42,316)           (40,185)
                                                                         -----------        -----------

Net cash used in investing activities                                        (42,316)           (40,185)
                                                                         -----------        -----------

Cash flows from financing activities
     Borrowings under credit facility                                         23,100                  -
     Payments on long-term debt and capital lease obligations                   (651)              (588)
     Issuance of common stock, net of issuance costs                           8,826                703
     Costs for conversion of 7% convertible notes                                  -             (2,657)
                                                                         -----------        -----------

Net cash provided by (used in) financing activities                           31,275             (2,542)
                                                                         -----------        -----------

Cash and cash equivalents
     Net increase (decrease)                                                   8,046            (33,093)
     Balance at beginning of period                                            2,846             49,811
                                                                         -----------        -----------
Balance at end of period                                                 $    10,892        $    16,817
                                                                         ===========        ===========

                See notes to consolidated financial statements.

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)


Note 1 - General

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company's financial position as of March 31, 2000 and the results of operations for the three month periods ended March 31, 2000 and 1999 and cash flows for the three month periods ended March 31, 2000 and 1999. Certain prior year amounts have been reclassified to conform with the current year presentation. The results of operations for the three month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's 1999 Annual Report on Form 10-K.


Note 2 - New Accounting Standards

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either a) offset by the change in fair value of the hedged asset or liability (if applicable) or b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The definition of derivatives has also been expanded to include contracts that require physical delivery if the contract allows for net cash settlement. The company primarily uses derivatives to hedge metal prices. Such derivatives are reported at cost, if any, and gains and losses on such derivatives are reported when the hedged transaction occurs. Accordingly, the company's adoption of SFAS No. 133 will have an impact on the reported financial position of the company, and although such impact has not been determined, it is currently not believed to be material. Adoption of SFAS No. 133 should have no significant impact on reported earnings, but could materially affect comprehensive income.

         In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. In March 2000, the SEC released SAB No. 101A, which delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 until the second fiscal quarter of the first fiscal year beginning after December 15, 1999. The Company is currently assessing the impact of the SAB. Its effect on the Company's financial position or results of operations has not yet been determined. Any changes resulting from the implementation of SAB 101 will be reported as a change in accounting principle with the cumulative effect of the change on retained earnings at the beginning of the fiscal year included in restated net income of the first interim period of the fiscal year in which the change is made.

Note 3 - Inventories

Inventories consisted of the following (in thousands):

                                                    (Unaudited)
                                                     March 31,                   December 31,
                                                         2000                        1999
                                               -----------------------      ------------------------
Metals inventory
     Raw ore                                   $            347             $            187
     Concentrate and in-process                           7,383                        7,079
                                               -----------------------      ------------------------
                                                          7,730                        7,266
Materials and supplies                                    4,503                        4,392
                                               -----------------------      ------------------------
                                               $         12,233             $         11,658
                                               =======================      ========================

Note 4 - Long-Term Debt

Scotiabank Credit Facility

         In March 1999, the company entered into a seven-year $175 million credit facility ("Scotiabank Credit Facility") from a syndicate of banks led by the Bank of Nova Scotia. The Scotiabank Credit Facility provides for a $125 million term loan facility and a $50 million revolving credit facility. Borrowings may be made under the term loan facility until December 29, 2000 and amortization of the term loan facility will commence on March 31, 2001. The final maturity of the term loan facility and revolving credit facility is December 30, 2005. As of March 31, 2000, the company had $76.4 million outstanding under the term loan facility and $26.2 outstanding under the revolving credit facility.

         The loans are required to be repaid from excess cash flow, proceeds from asset sales and any issuance of debt or equity securities, subject to specific exceptions. Proceeds of the term loan facility are used to finance a portion of the expansion plan relating to the Stillwater mine and the East Boulder project. Proceeds of the revolving credit facility are used for general corporate and working capital needs. At the company's option, the Scotiabank Credit Facility bears interest at London Interbank Offered Rates (LIBOR) or an alternate base rate, in each case plus a margin of 1.00% to 1.75%, which is adjusted depending upon the company's ratio of debt to operating cash flow. At March 31, 2000, the borrowings outstanding under the Scotiabank Credit Facility bear interest at 6.94%. Substantially all the property and assets of the company and its subsidiaries and the stock of its subsidiaries are pledged as security for the Scotiabank Credit Facility.

         During 1999, the company did not comply with certain production covenants set forth in the original Scotiabank Credit Facility. The bank syndicate has granted waivers of these covenants that are effective until June 30, 2000. The company is in compliance with all other material aspects of the credit agreement, including all financial covenants, as of March 31, 2000. The company is seeking to complete a renegotiation of the debt covenants prior to the date the waiver expires. As a result, the company has classified the debt as a long-term liability as of March 31, 2000.

Convertible Subordinated Notes

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

Note 5 - Earnings per Share

         The company follows SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share.

         The effect of outstanding stock options on diluted weighted average shares outstanding was 1,033,754 and 1,000,889 shares for the three month periods ending March 31, 2000 and 1999, respectively. Outstanding options to purchase 4,725 and 489,000 shares of common stock were excluded from the computation of diluted earnings per share for the three month periods ended March 31, 2000 and 1999, respectively, because the effect of inclusion would have been antidilutive using the treasury stock method.

         The effect of the company's Convertible Subordinated Notes on diluted weighted average shares outstanding was 0 and 2,878,656 shares for the three month periods ended March 31, 2000 and 1999, respectively.

Note 6 - Income Taxes

         Management has provided for income taxes for the three months ended March 31, 2000, at the expected annualized rate of 28%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Stillwater Mining Company
Key Factors
(Unaudited)

                                                                             Three months ended
                                                                                  March 31,
                                                                       --------------------------------
                                                                               2000               1999
                                                                       -------------      -------------
Ounces produced (000)
     Palladium                                                                   86                 83
     Platinum                                                                    26                 25
                                                                       -------------      -------------
         Total                                                                  112                108

Tons mined (000)                                                                169                183

Tons milled (000)                                                               169                185
Mill head grade (ounce per ton)                                                0.72               0.65
Mill recovery (%)                                                                91                 91

Sub-grade tons milled (000)                                                      14                  -
Sub-grade mill head grade (ounce per ton)                                      0.12                  -
Sub-grade mill recovery (%)                                                      80                  -

Cash costs per ton                                                      $       155        $       102

Cash costs per ounce/(1)/                                               $       234        $       175
Depreciation and amortization                                                    39                 27
                                                                       -------------      -------------
         Total costs per ounce produced                                 $       273        $       202

Ounces sold (000)/(2)/
     Palladium                                                                   86                 80
     Platinum                                                                    26                 24
                                                                       -------------      -------------
         Total                                                                  112                104

Average realized price per ounce/(3)/
     Palladium                                $       579        $       362
     Platinum                                 $       447        $       373
     Combined/(2)/                            $       548        $       365

Average market price per ounce/(3)/
     Palladium                                $       589        $       342
     Platinum                                 $       479        $       363
     Combined/(2)/                            $       563        $       347

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

Results of Operations

Three months ended March 31, 2000 compared to three months ended March 31, 1999
-------------------------------------------------------------------------------

         PGM Production. During the first quarter of 2000, the company produced
         --------------
approximately 86,000 ounces of palladium and approximately 26,000 ounces of platinum, compared to approximately 83,000 ounces of palladium and approximately 25,000 ounces of platinum during the first quarter of 1999. The increase was primarily due to an 11% increase in the average ore grade of material processed which was partially offset by an 8% decrease in tons of ore mined in the first quarter of 2000 compared to the prior year's first quarter. The higher ore grade in the first quarter of 2000 compared to the first quarter of 1999 is attributed to normal variations in ore grades experienced from year to year. Ore grades will likely continue to fluctuate in the future.

         Revenues. Revenues were $61.3 million for the first quarter of 2000
         --------
compared to $38.0 million for the first quarter of 1999, an increase of 61% and were the result of higher realized platinum group metal (PGM) prices combined with a 4% increase in the quantity of metals sold.

         Palladium sales increased to approximately 86,000 ounces in the first quarter of 2000 from approximately 80,000 ounces in the first quarter of 1999. Platinum sales increased to approximately 26,000 ounces in the first quarter of 2000 from approximately 24,000 ounces in the first quarter of 1999. As a result, the total quantity of metal sold increased 8% to approximately 112,000 ounces in the first quarter of 2000 from approximately 104,000 ounces in the first quarter of 1999.

         The average realized price per ounce of palladium and platinum sold in the first quarter of 2000 increased 50% to $548 per ounce, compared to $365 per ounce in the first quarter of 1999. The average market price rose 62% to $563 per ounce in the first quarter of 2000 compared to $347 per ounce in the first quarter of 1999. The average realized price per ounce of palladium was $579 in the first quarter of 2000 compared to $362 per ounce in the first quarter of 1999, while the average market price was $589 per ounce in the first quarter of 2000 compared to $342 per ounce in the first quarter of 1999. The average realized price per ounce of platinum sold was $447 per ounce in the first quarter of 2000, compared with $373 per ounce in the first quarter of 1999. The platinum average market price was $479 per ounce in the first quarter of 2000 compared to $363 per ounce in the first quarter of 1999.

     Costs and Expenses.  Cash production costs per ounce in the first quarter
     ------------------
of 2000 increased $59 or 34%, to $234 per ounce from $175 per ounce in the first quarter of 1999. The increase is primarily the result of the following items: 1) Additional stope development activities performed during the first quarter which do not immediately contribute to current production but are necessary for expansion of stope mining areas. The company expects to benefit from these additional stope development activities in the second half of 2000. Stope development cash costs per ounce in the first quarter of 2000 were $22 compared to $3 in the first quarter of 1999. 2) Cash production costs per ounce for the first quarter of 2000 also included an additional $16 of maintenance costs as compared to the prior year's quarter related to ongoing expansion activities and the implementation of a preventative maintenance system. 3) An additional $11 of cash costs per ounce were also incurred in the first quarter of 2000 compared to the first quarter of 1999 for royalties and production taxes associated with higher realized PGM prices. Total production costs per ounce in the first quarter of 2000 increased $71 or 35% to $273 per ounce from $202 per ounce in the first quarter of 1999. This increase is also primarily due to the items noted above and cost increases associated with the programs designed to expand operations at the Stillwater Mine. Depreciation and amortization increased $12, or 44% to $39 per ounce from $27 per ounce in the first quarter of 1999 due to certain assets acquired for the expansion being placed into service.

    General and Administrative Expense.  For the first quarter of 2000, general
     -----------------------------------
and administrative costs were $2.1 million compared to $1.3 million in the first quarter of 1999. The increase was primarily a result of consulting costs incurred in the first quarter of 2000.

     Income Tax Provision. The company has provided for income taxes of $7.9
     ---------------------
million, or 28% of pretax income, for the first quarter of 2000 compared to $5.3 million, or 33.5% of pretax income, for the first quarter of 1999. A review of the company's projected benefit from statutory depletion resulted in the reduction of the first quarter 2000 tax rate to 28% from the rate of 33.5% accrued during the first quarter of 1999.

     Net Income.  As a result of the above items, the company reported net
     ----------
income of $20.4 million for the first quarter of 2000 compared to $10.6 million for the first quarter of 1999.

Liquidity and Capital Resources

     The company's working capital at March 31, 2000, was $28.9 million compared to $8.7 million at December 31, 1999. The ratio of current assets to current liabilities was 1.9 at March 31, 2000, compared to 1.2 at December 31, 1999.

     Net cash provided by operations for the quarter ended March 31, 2000, was $19.1 million compared with $9.6 million for the comparable period of 1999, an increase of $9.5 million. The increase was primarily a result of the increase in net income of $9.8.

     A total of $42.3 million of cash was used in investing activities in the first quarter of 2000 compared to $40.2 million in the same period of 1999. The increase was primarily due to increased capital expenditures as a result of the development of the East Boulder project and the Stillwater Mine expansion.

     For the quarter ended March 31, 2000, cash flow provided by financing activities was $31.3 million compared to an outflow of $2.5 million for the comparable period of 1999. The increase was primarily due to additional borrowings of $23.1 million under the company's seven-year, $175 million credit facility, and proceeds received from the issuance of common stock in the amount of $8.8 million in connection with the company's stock option plans.

     As a result of the above, cash and cash equivalents increased by $8.0 million for the quarter ended March 31, 2000, compared with a decrease of $33.1 million for the comparable period of 1999.

     In 1998, the company announced plans to expand the Stillwater Mine and to develop East Boulder. Total capital to fund the expansion is expected to approximate $385 million. Of this, the Stillwater Mine expansion is expected to cost approximately $75 million; East Boulder is expected to cost approximately $270 million; and approximately $40 million is designated for the expansion of the company's smelter and base metals refinery located in Columbus, Montana. For the first quarter of 2000, the company invested approximately $42.3 million in capital items, including capitalized interest of $2.7 million.

     Cash flow from operating activities is not expected to be sufficient to cover 2000 capital expenditures. Based on cash on hand and expected cash flows from operations, along with the remaining credit of $72.4 million available at March 31, 2000 under the existing $175 million credit facility, management believes there is sufficient liquidity to meet 2000 operating and capital needs. In addition, the company may, from time to time, also seek to raise additional capital from the public or private securities markets or from other sources for general corporate purposes and for investments beyond the scope of the current phase of the current expansion plans.

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

     The loans are required to be repaid from excess cash flow, proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Proceeds of the term loan facility are being used to finance a portion of the expansion plan. Proceeds of the revolving credit facility are being used for general corporate and working capital needs. At the company's option, the credit facility bears interest at the London Interbank Offered Rate (LIBOR) or an alternate base rate, in each case plus a margin of 1.00% to 1.75% which is adjusted depending upon the company's ratio of debt to operating cash flow. Substantially all the property and assets of the company and its subsidiaries and the stock of its subsidiaries are pledged as security for the credit facility.

     Covenants in the Scotiabank Credit Facility include restrictions on: (1) additional indebtedness; (2) payment of dividends or redemption of capital stock; (3) liens; (4) investment, acquisitions, dispositions or mergers; (5) transactions with affiliates; (6) capital expenditures (other than those associated with the expansion plan); (7) refinancing or prepayment of subordinated debt (excluding the underwritten call of the company's 7% Convertible Subordinated Notes); (8) changes in the nature of business conducted or ceasing operations at the principal operating properties; and (9) commodities hedging to no more than 90% of annual palladium production and 75% of annual platinum production (excluding the sales covered by the company's marketing contracts and similar agreements). The company is also subject to financial covenants including a debt to operating cash flow ratio, a debt service coverage ratio and a debt to equity ratio.

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

     During 1999, as a result of delays in the expansion plan, the company did not comply with certain production covenants set forth in the credit facility. The bank syndicate granted an initial waiver of these covenants until February 15, 2000 pending completion of the Year 2000 Mine Plan. On February 22, 2000, the bank group granted a second waiver of the production covenants until June 30, 2000. The company is seeking to renegotiate the debt covenants prior to the date the waiver expires. However, in the event the company cannot comply with the debt covenants, there can be no assurance that the company will be able to renegotiate or extend the existing waiver on the underlying credit agreement.
If it is unsuccessful in this endeavor, it will seek alternative financing which may not be available on favorable terms or at all. The company is in compliance with all other material aspects of the credit agreement including all financial covenants.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either a) offset by the change in fair value of the hedged asset or liability (if applicable) or b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The definition of derivatives has also been expanded to include contracts that require physical delivery if the contract allows for net cash settlement. The company primarily uses derivatives to hedge metal prices. Such derivatives are reported at cost, if any, and gains and losses on such derivatives are reported when the hedged transaction occurs. Accordingly, the company's adoption of SFAS No. 133 will have an impact on the reported financial position of the company, and although such impact has not been determined, it is currently not believed to be material. Adoption of SFAS No. 133 should have no significant impact on reported earnings, but could materially affect comprehensive income.

     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. In March 2000, the SEC released SAB No. 101A, which delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 until the second fiscal quarter of the first fiscal year beginning after December 15, 1999. The Company is currently assessing the impact of the SAB. Its effect on the Company's financial position or results of operations has not yet been determined. Any changes resulting from the implementation of SAB 101 will be reported as a change in accounting principle with the cumulative effect of the change on retained earnings at the beginning of the fiscal year included in restated net income of the first interim period of the fiscal year in which the change is made.

Forward Looking Statement; Factors That May Affect Future Results and Financial Condition

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include comments regarding development and other activities associated with the expansion plan, anticipated capital expenditures and sources of financing for capital expenditures, renegotiation of our credit facility and our future compliance thereunder and the effect of new accounting rules. In addition to factors discussed below, the factors that could cause actual results to differ materially include, but are not limited to, the following: supply and demand of palladium and platinum, loss of a significant customer, labor difficulties, inadequate insurance coverage, government regulations, property title uncertainty, unexpected events during expansion, fluctuations in ore grade, tons mined, crushed or milled, variations in smelter or refinery operations, amounts and prices of the company's forward metals sales under hedging and supply contracts and geological, technical, permitting, mining or processing issues. For a more detailed description of risks attendant to the business and operations of Stillwater and to the mining industry in general, please see the company's other SEC filings, in particular the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

     East Boulder is a development project and has no operating history. Thus, estimates of future cash operating costs at East Boulder are based largely on the company's years of operating experience at the Stillwater Mine. Actual cash operating costs and economic returns may differ significantly from those currently estimated or those established in future studies and estimates. Although the company anticipates that the operating characteristics at East Boulder will be similar to the Stillwater Mine, new mining operations often experience unexpected problems during the development and start-up phases, which can result in substantial delays in reaching commercial production.

Compliance with Bank Credit Agreement

     The company's agreement with the syndicate of banks, led by the Bank of Nova Scotia, provides a credit facility that is being used to finance a portion of the expansion plan and contains certain covenants relating to the accomplishment of project milestones and certain other production covenants. During 1999, the company did not comply with the production covenants. On October 29, 1999, the bank syndicate waived the requirement to comply with the production covenants. This waiver was extended to June 30, 2000 on February 22, 2000. The company expects to comply with the debt covenants subsequent to the date the waiver expires. However, in the event the company cannot comply with the debt covenants, and pending final results of the project review, there can be no assurance that the company will be able to renegotiate or extend the existing waiver on the underlying credit agreement. If this occurs, the company would be required to seek alternative financing, which may not be available, and could adversely impact operating and capital costs or affect project completion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk, including the effects of adverse changes in metal prices and interest rates as discussed below.

Commodity Price Risk

     The company produces and sells palladium, platinum and associated by-product metals directly to its customers and also through third parties. As a result, financial results are materially affected when prices for these commodities fluctuate. In order to manage commodity price risk and to reduce the impact of fluctuation in prices, the company enters into long-term contracts and uses various derivative financial instruments. The company may also lease metal to counterparties to earn interest on excess metal balances. All derivatives are off-balance sheet and therefore have no carrying value. Because the company hedges only with instruments that have a high correlation with the value of the hedged transactions, changes in derivatives' fair value are expected to be offset by changes in the value of the hedged transaction.

     As of March 31, 2000, the company had sold forward 14,000 ounces of platinum for delivery in 2000 at an average price of $404 per ounce. The company has also sold forward 22,000 and 2,000 ounces of palladium to be delivered in 2001 and 2002, respectively, at an average price of $672 per ounce pursuant to forward sales contracts. All forward sales contracts are settled in cash at the delivery date. For anticipated production in the year 2000, the company has established put and call options on 45,000 ounces of palladium production at $324 and $419, respectively. For anticipated production in the year 2001, the company has established put and call options on 5,000 ounces of palladium at $324 and $419, respectively. The fair value of the company's put and call options was a loss of approximately $8.2 million at March 31, 2000. These put and call options work together as collars under which the company receives the difference between the put price and market price only if the market price is below the put price and the company pays the difference between the call price and the market price only if the market price is above the call price. The company's put and call options are settled at maturity.

     In addition, the company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts apply to a portion of the company's production through December 2003. Under the contracts, the company has committed 100% of its palladium production. Palladium sales are priced at a discount to market with a floor price averaging approximately $225 per ounce. The company has agreed to an average maximum palladium price of approximately $400 per ounce for approximately 30% of its production sold under the contracts. At April 10, 2000, the market price for palladium was $554 per ounce. The remaining 70% of the company's palladium production is not subject to any price cap. In addition, the company has committed approximately 20% of its annual platinum production through December 2004 under these agreements. Platinum sales are priced at a discount to market, subject to an average minimum price of $350 per ounce with an average maximum price of $425 per ounce. The remaining 80% of the company's annual platinum production is not committed under these contracts and remains available for sale at prevailing market prices. At April 10, 2000, the market price for platinum was $488 per ounce. The sales contracts provide for adjustments to ounces committed based upon actual production. In addition, the sales contracts contain termination provisions that allow the purchasers to terminate in the event the company breaches certain provisions of the contracts and the breach is not cured within periods ranging from ten to 30 days of notice by the purchaser.

Interest Rate Risk

     At the present time, the company has no financial instruments in place to manage the impact of changes in interest rates. Therefore, it is exposed to changes in interest rates that effect the credit facility which carries a variable interest rate based upon LIBOR or an alternative base rate. At March 31, 2000, approximately $102.6 million had been borrowed under the total available credit of $175 million at an interest rate of 6.94%.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

                  The company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company's consolidated financial position, results of operations or liquidity.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         The following table contains information concerning the grant of stock options under the company's 1998 Equity Incentive Plan to the named executive officers in 1999:

                                          Option Grants in Last Fiscal Year

                             Number of      % of Total
                             Securities      Options                               Potential Realized Value at
    Name                     Underlying     Granted to                               Assumed Annual Rates of
                               Options      Employees    Exercise                 Stock Price Appreciation for
                               Granted      In Fiscal      Price     Expiration          Option Term(3)
                              (#)(1)(2)        Year      ($/Sh)(1)      Date            5%             10%
    William E. Nettles           150,000        23.74%   $26.6875       1/22/09     $2,517,544       $6,379,950
    John E. Andrews(4)            68,000        10.76%    26.6875      10/28/00        186,012          381,098
    James A. Sabala               45,000         7.12%    26.6875       1/22/09        755,263        1,913,985
    Gilmour Claussen(4)           20,000         3.17%    26.6875      10/28/00         54,709          112,088
    Harry C. Smith                40,000         6.33%    22.8750        9/7/09        575,439        1,458,274
    Vernon C. Baker               15,000         2.37%    28.5000        5/4/09        268,852          681,325

__________________________

(1) The exercise price for each grant is equal to 100% of the fair market value of a share of Common Stock on the date of grant.
(2) The options vest and become exercisable in three equal annual installments on the anniversary date of the date of grant, subject, in the case of Mr. Nettles, to accelerated vesting under the circumstances set forth in his employment agreement.
(3) Assumed values result from the indicated prescribed rates of stock price appreciation through the expiration date. The actual value of these option grants is dependent on the future performance of the Common Stock.
(4) Messrs. Andrews and Clausen resigned as executive officers in July 1999. All options granted expire one year from the date of termination of their employment.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              27           Financial Data Schedule

         (b)  Reports on Form 8-K:

              None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 STILLWATER MINING COMPANY
                                       (Registrant)


                                      /s/ William E. Nettles
Date:    April 18, 2000          By:  ----------------------------------------
                                      William E. Nettles
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)




Date:    April 18, 2000               /s/ James A. Sabala
                                 By:  ----------------------------------------
                                      James A. Sabala
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)