Form 10-Q
period 2000-06-30
STILLWATER MINING CO /DE/
filed 2000-07-28
CIK 931948

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                 For the quarterly period ended June 30, 2000.

                                      OR

    [_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                For the transition period from ______ to ______

                        Commission file number 0-25090
                                               -------

                           STILLWATER MINING COMPANY
                           -------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                     81-0480654
 --------------------------------             --------------------------------
   (State or other jurisdiction                    (I.R.S. Employer of
   incorporation or organization)                      Identification No.)






        One Tabor Center
 1200 Seventeenth Street, Suite
     900 Denver, Colorado                                  80202
 --------------------------------             ------------------------------
 (Address of principal executive                         (Zip Code)
           offices)


                                (303) 352-2060
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: YES  X   NO __
                                       ---

At July 21, 2000, 38,527,528 shares of common stock, $0.01 par value per share, were issued and outstanding.

                           STILLWATER MINING COMPANY

                                   FORM 10-Q

                          QUARTER ENDED June 30, 2000

                                     INDEX


                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

     Item 1.    Financial Statements......................................   3

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............   9

     Item 3.    Quantitative and Qualitative Disclosures About
                Market Risk...............................................  17


PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings.........................................  19

     Item 2.    Changes in Securities and Use of Proceeds.................  19

     Item 3.    Defaults Upon Senior Securities...........................  19

     Item 4.    Submission of Matters to a Vote of Security Holders.......  19

     Item 5.    Other Information.........................................  20

     Item 6.    Exhibits and Reports on Form 8-K..........................  20

SIGNATURES................................................................  21

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Stillwater Mining Company
Consolidated Balance Sheet
(in thousands, except share and per share amounts)

                                                                          (Unaudited)
                                                                            June 30,                December 31,
                                                                              2000                     1999
                                                                        ---------------          -----------------
ASSETS
  Current assets
     Cash and cash equivalents                                          $         1,531          $           2,846
     Inventories                                                                 15,600                     11,658
     Accounts receivable                                                         36,171                     26,248
     Deferred income taxes                                                        2,400                      1,945
     Other current assets                                                         2,275                      3,013
                                                                        ---------------          -----------------
        Total current assets                                                     57,977                     45,710
                                                                       ----------------          -----------------

  Property, plant and equipment, net                                            518,937                    428,252
  Other noncurrent assets                                                         4,975                      4,876
                                                                       ----------------          -----------------

Total assets                                                           $        581,889          $         478,838
                                                                       ================          =================

LIABILITIES and SHAREHOLDERS' EQUITY
   Current liabilities
      Accounts payable                                                 $         25,879          $          20,157
      Accrued payroll and benefits                                                4,494                      5,511
      Property, production and franchise taxes payable                            2,486                      4,322
      Current portion of capital lease obligations                                2,633                      2,628
      Income taxes payable                                                        5,500                        642
      Metals leases payable                                                       8,591                          -
      Other current liabilities                                                   6,993                      3,729
                                                                       ----------------          -----------------
        Total current liabilities                                                56,576                     36,989
                                                                       ----------------          -----------------

   Long-term liabilities
      Long-term debt and capital lease obligations                              116,133                     84,404
      Deferred income taxes                                                      36,668                     29,042
      Other noncurrent liabilities                                                7,802                      5,299
                                                                       ----------------          -----------------
        Total liabilities                                                       217,179                    155,734
                                                                       ----------------          -----------------

  Shareholders' equity
     Preferred stock, $0.01 par value, 1,000,000 shares
        authorized, none issued                                                       -                          -
     Common stock, $0.01 par value, 50,000,000 shares
        authorized, 38,519,205 and 37,917,973 shares
        issued and outstanding, respectively                                        385                        379
     Paid-in capital                                                            281,167                    272,173
     Accumulated earnings                                                        83,158                     50,552
                                                                       ----------------          -----------------
        Total shareholders' equity                                              364,710                    323,104
                                                                       ----------------          -----------------

Total liabilities and shareholders' equity                             $        581,889          $         478,838
                                                                       ================          =================

                See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Statement of Operations
(Unaudited)
(in thousands, except per share amounts)

                                                            Three months ended                         Six months ended
                                                                 June 30,                                  June 30,
                                                 -------------------------------------     -------------------------------------
                                                       2000                 1999                 2000                 1999
                                                 ----------------     ----------------     ----------------     ----------------
Revenues                                         $         48,565     $         36,845     $        109,900     $         74,875

Costs and expenses
  Cost of metals sold                                      25,376               21,168               52,268               39,399
  Depreciation and amortization                             4,210                3,332                8,512                6,259
                                                 ----------------     ----------------     ----------------     ----------------
    Total cost of sales                                    29,586               24,500               60,780               45,658

  General and administrative expense                        2,243                1,216                4,298                2,544
                                                 ----------------     ----------------     ----------------     ----------------
    Total costs and expenses                               31,829               25,716               65,078               48,202
                                                 ----------------     ----------------     ----------------     ----------------

Operating income                                           16,736               11,129               44,822               26,673

Other income (expense)
  Interest income                                             185                  180                  464                  667
  Interest expense, net of capitalized
      interest of $2,423, $564, $5,079
      and $1,652                                                -                  (28)                   -                 (137)
                                                 ----------------     ----------------     ----------------     ----------------

Income before income taxes                                 16,921               11,281               45,286               27,203

Income tax provision                                       (4,738)              (3,235)             (12,680)              (8,569)
                                                 ----------------     ----------------     ----------------     ----------------

Net income and comprehensive income              $         12,183     $          8,046     $         32,606     $         18,634
                                                 ================     ================     ================     ================

Basic and diluted earnings per share
      Basic                                      $           0.32     $           0.22     $           0.85     $           0.52
                                                 ================     ================     ================     ================
      Diluted                                    $           0.31     $           0.21     $           0.83     $           0.48
                                                 ================     ================     ================     ================

Weighted average common shares
 outstanding
      Basic                                                38,514               36,709               38,393               35,654
      Diluted                                              39,178               38,767               39,257               38,607

                See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Statement of Cash Flows
(Unaudited)
(in thousands)


                                                               Six months ended
                                                                   June 30,
                                                       -------------------------------
                                                            2000             1999
                                                       -------------     -------------
Cash flows from operating  activities
Net income                                             $      32,606     $      18,634

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                               8,512             6,259
   Deferred income taxes                                       7,171             6,584
Changes in operating assets and liabilities:
   Inventories                                                (3,942)             (288)
   Accounts receivable                                        (9,923)           (2,054)
   Accounts payable                                            5,722             1,853
   Other                                                      17,002             1,553
                                                       -------------     -------------

Net cash provided by operating activities                     57,148            32,541
                                                       -------------     -------------

Cash flows from investing activities
   Capital expenditures                                      (99,197)          (89,358)
                                                       -------------     -------------

Net cash used in investing activities                        (99,197)          (89,358)
                                                       -------------     -------------

Cash flows from financing activities
   Borrowings under credit facility                           33,100            12,000
   Payments on long-term debt and capital lease
     obligations                                              (1,366)           (1,214)

   Issuance of common stock                                    9,000             2,311
   Payments for debt issuance costs                                -            (2,657)
   Payments for conversion costs of 7% convertible
     notes                                                         -              (309)
                                                       -------------     -------------

Net cash provided by financing activities                     40,734            10,131
                                                       -------------     -------------

Cash and cash equivalents
   Net (decrease)                                             (1,315)          (46,686)
   Balance at beginning of period                              2,846            49,811
                                                       -------------     -------------
Balance at end of period                               $       1,531     $       3,125
                                                       =============     =============

                See notes to consolidated financial statements.

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)


Note 1 - General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company's financial position as of June 30, 2000 and the results of operations for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999. Certain prior year amounts have been reclassified to conform with the current year presentation. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's 1999 Annual Report on Form 10-K.

Note 2 - New Accounting Standards

     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. In March 2000, the SEC released SAB No. 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 until the second fiscal quarter of the first fiscal year beginning after December 15, 1999. In June 2000, in response to requests from a number of groups asking for additional time to assess the effect of SAB 101, the SEC released SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The company is currently assessing the impact of SAB 101. Its effect on the company's financial position or results of operations has not yet been determined. Any changes resulting from the implementation of SAB 101 will be reported as a change in accounting principle with the cumulative effect of the change on retained earnings at the beginning of the fiscal year included in restated net income of the first interim period of the fiscal year in which the change is made.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, an amendment to FASB SFAS No. 133. SFAS Nos. 133 and 138 are required to be adopted for fiscal years beginning after June 15, 2000. SFAS Nos. 133 and 138 require that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change.
If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either a) offset by the change in fair value of the hedged asset or liability (if applicable) or b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The definition of derivatives has also been expanded to include contracts that require physical delivery if the contract allows for net cash settlement. The company primarily uses derivatives to hedge metal prices. Such derivatives are reported at cost, if any, and gains and losses on such derivatives are reported when the hedged transaction occurs. Accordingly, the company's adoption of SFAS Nos. 133 and 138 will have an impact on the reported financial position of the company, and although such impact has not been determined, it is currently not believed to be material. Adoption of SFAS Nos. 133 and 138 should have no significant impact on reported earnings, but could materially affect comprehensive income.

     In May 2000, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives (the consensus). The consensus requires the reduction in or refund of the selling price of the product or service resulting from any cash sales incentive to be classified as a reduction of revenue. The consensus is effective for all reporting periods beginning after May 18, 2000. The company currently classifies sales discounts associated with its long-term sales contracts as components of cost of metals sold. Accordingly, the company's application of the consensus will have an impact on the reported revenues and cost of metals sold, and although such impact has not been determined, it is currently not believed to be material. Application of the consensus should have no impact on reported earnings, comprehensive income, or financial position.


Note 3 - Inventories

Inventories consisted of the following (in thousands):

                                            (Unaudited)
                                              June 30,     December 31,
                                               2000            1999
                                            -----------    ------------
Metals inventory
  Raw ore                                       $   151         $   187
  Concentrate and in-process                     10,577           7,079
                                            -----------    ------------
                                                 10,728           7,266
Materials and supplies                            4,872           4,392
                                            -----------    ------------
                                                $15,600         $11,658
                                            ===========    ============

Note 4 - Long-Term Debt

Scotiabank Credit Facility

     In March 1999, the company entered into a seven-year $175 million credit facility ("Scotiabank Credit Facility") from a syndicate of banks led by the Bank of Nova Scotia. The Scotiabank Credit Facility provides for a $125 million term loan facility and a $50 million revolving credit facility. Borrowings may be made under the term loan facility until December 29, 2000 and amortization of the term loan facility will commence on March 31, 2001. The final maturity of the term loan facility and revolving credit facility is December 30, 2005. As of June 30, 2000, the company had $76.4 million outstanding under the term loan facility and $36.2 million outstanding under the revolving credit facility.

     The loans are required to be repaid from excess cash flow, proceeds from asset sales and any issuance of debt or equity securities, subject to specific exceptions. Proceeds of the term loan facility are used to finance a portion of the expansion plan. At the company's option, the Scotiabank Credit Facility bears interest at London Interbank Offered Rates (LIBOR) or an alternate base rate, in each case plus a margin of 1.00% to 1.75%, which is adjusted depending upon the company's ratio of debt to operating cash flow. At June 30, 2000, the borrowings outstanding under the Scotiabank Credit Facility bear interest at 7.94%. Substantially all the property and assets of the company are pledged as security for the Scotiabank Credit Facility.

     During 1999, the company did not comply with certain production covenants set forth in the original Scotiabank Credit Facility. The bank syndicate has granted waivers of these covenants that are effective until September 30, 2000. In 1999, the company retained independent mining engineers to review key operating and capital cost parameters included in its long-term mine plans. The company is seeking to renegotiate, refinance or replace the credit agreement prior to the date the waiver expires. The company is in compliance with all other aspects of the credit agreement, including all financial covenants as of June 30, 2000. As a result, the company has classified the debt as a long-term liability as of June 30, 2000.

     On July 6, 2000, the company completed a $30 million offering of Exempt Facility Revenue Bonds, Series 2000, through the State of Montana Board of Investments. The bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Project. The bonds mature on July 1, 2020 and have an interest rate of 8% with interest paid semi-annually.

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

     The effect of outstanding stock options on diluted weighted average shares outstanding was 663,721 and 1,109,411 shares for the three month periods ending June 30, 2000 and 1999, respectively. Outstanding options to purchase 46,375 and 24,875 shares of common stock were excluded from the computation of diluted earnings per share for the three month periods ended June 30, 2000 and 1999, respectively, because the effect of inclusion would have been antidilutive using the treasury stock method.

     The effect of outstanding stock options on diluted weighted average shares outstanding was 864,261 and 1,050,590 shares for the six month periods ending June 30, 2000 and 1999, respectively. Outstanding options to purchase 26,450 and 75,525 shares of common stock were excluded from the computation of diluted earnings per share for the six month periods ended June 30, 2000 and 1999, respectively, because the effect of inclusion would have been antidilutive using the treasury stock method.

     The effect of the company's Convertible Subordinated Notes on diluted weighted average shares outstanding was 948,498 shares for the three month period ended June 30, 1999. The effect of the company's Convertible Subordinated Notes on diluted weighted average shares outstanding was 1,902,090 shares for the six month period ended June 30, 1999.

Note 6 - Income Taxes

     Income taxes for the three and six month periods ended June 30, 2000, have been provided for at the expected annualized rate of 28%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Stillwater Mining Company
Key Factors
(Unaudited)

                                                       Three months ended                          Six months ended
                                                            June 30,                                   June 30,
                                                -------------------------------             -------------------------------
                                                       2000                1999                   2000                 1999
                                                -----------      --------------             ----------      ---------------
Ounces produced (000)
  Palladium                                              75                  75                    161                  158
  Platinum                                               23                  23                     49                   48
                                                -----------      --------------             ----------      ---------------
     Total                                               98                  98                    210                  206

Tons mined (000)                                        147                 167                    317                  350

Tons milled (000)                                       149                 167                    317                  352
Mill head grade (ounce per ton)                        0.68                0.66                   0.70                 0.65
Mill recovery (%)                                        91                  91                     92                   91

Sub-grade tons milled (000)                              30                   -                     44                    -
Sub-grade mill head grade (ounce per ton)              0.30                   -                   0.24                    -
Sub-grade mill recovery (%)                              80                   -                     80                    -

Total tons milled                                       179                   -                    361                    -
Combined mill head grade                               0.61                   -                   0.64                    -

Cash costs per total ton milled                   $     142       $         115              $     142       $          108

Cash costs per ounce/(1)/                         $     258       $         197              $     245       $          186
Depreciation and amortization                            43                  35                     41                   30
                                                -----------      --------------             ----------      ---------------
Total costs per ounce produced                    $     301       $         232              $     286       $          216

Ounces sold (000)/(2)/
  Palladium                                              75                  82                    161                  162
  Platinum                                               23                  25                     49                   49
                                                -----------      --------------             ----------      ---------------
     Total                                               98                 107                    210                  211

Average realized price per ounce/(3)/
  Palladium                                       $     497       $         341              $     541       $          351
  Platinum                                        $     488       $         353              $     466       $          363
  Combined/(2)/                                   $     495       $         344              $     523       $          354

Average market price per ounce/(3)/
  Palladium                                       $     600       $         341              $     594       $          342
  Platinum                                        $     529       $         356              $     504       $          360
  Combined/(2)/                                   $     583       $         345              $     573       $          346

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

(2) Stillwater Mining reports a combined average realized price of palladium and platinum at the same ratio as ounces are produced from the base metals refinery. The same ratio is applied to the combined average market price. The combined average market price represents the London PM Fix for the actual months of the period.

(3) Revenue is recognized when product is shipped from the company's base metals refinery to external refiners. Sales are recorded and later adjusted when sales prices are finalized. Therefore, differences between realized prices and market prices may occur.

Results of Operations

Three months ended June 30, 2000 compared to three months ended June 30, 1999
-----------------------------------------------------------------------------

     PGM Production
     --------------

     During the second quarter of 2000, the company produced approximately 75,000 ounces of palladium and approximately 23,000 ounces of platinum compared with similar production levels of approximately 75,000 ounces of palladium and 23,000 ounces of platinum in the second quarter of 1999.

     Revenues
     --------

     Revenues were $48.6 million for the second quarter of 2000 compared to $36.8 million for the second quarter of 1999, an increase of 32% as a result of higher realized metal prices partially offset by an 8% decrease in the quantity of metals sold.

     Palladium and platinum sales decreased to approximately 75,000 ounces and 23,000 ounces, respectively, for the second quarter of 2000 compared with palladium and platinum sales of approximately 82,000 ounces and 23,000 ounces, respectively, in the second quarter of 1999. The decrease is due to normal fluctuations as a result of the timing of metal shipments.

     The average realized price per ounce of palladium and platinum sold in the second quarter of 2000 increased 44% to $495 per ounce, compared to $344 per ounce in the second quarter of 1999. The average market price rose 69% to $583 per ounce in the second quarter of 2000 compared to $345 per ounce in the second quarter of 1999. The average realized price per ounce of palladium was $497 in the second quarter of 2000 compared to $341 per ounce in the second quarter of 1999, while the average market price was $600 per ounce in the second quarter of 2000 compared to $341 per ounce in the second quarter of 1999. The average realized price per ounce of platinum sold was $488 per ounce in the second quarter of 2000, compared with $353 per ounce in the second quarter of 1999.
The platinum average market price was $529 per ounce in the second quarter of 2000 compared to $356 per ounce in the second quarter of 1999.


     Costs and Expenses
     ------------------

     Cost of sales increased by $5.1 million, or 21%, to $29.6 million in the second quarter of 2000 from $24.5 million in the second quarter of 1999. Cash production costs per ounce in the second quarter of 2000 increased $61 or 31%, to $258 per ounce from $197 per ounce in the second quarter of 1999. The increase is primarily the result of the following items: 1) Additional stope development activities performed during the second quarter which do not immediately contribute to current production but are necessary for expansion of stope mining areas. The company expects to benefit from these additional stope development activities in the second half of 2000 and the first half of 2001. Total stope mining cash costs per ounce in the second quarter of 2000 included an additional $40 per ounce compared to the second quarter of 1999. 2) Cash production costs per ounce for the second quarter of 2000 also included an additional $8 per ounce of maintenance costs as compared to the prior year's quarter related to ongoing expansion activities and the implementation of a preventative maintenance system. 3) An additional $8 of cash costs per ounce were also incurred in the second quarter of 2000 compared to the second quarter of 1999 for royalties and production taxes associated with higher realized PGM prices. In addition, by-product credits increased $8 per ounce in the second quarter of 2000 compared to the same period of 1999 due to metals prices. Total production costs per ounce in the second quarter of 2000 increased $69 or 30% to $301 per ounce from $232 per ounce in the second quarter of 1999. This increase is also primarily due to the items noted above. Depreciation and amortization increased $8, or 23% to $43 per ounce from $35 per ounce in the second quarter of 1999 due to certain assets acquired for the expansion being placed into service.

     General and Administrative Expense
     ----------------------------------

     For the second quarter of 2000, general and administrative costs were $2.2 million compared to $1.2 million in the second quarter of 1999. The increase was primarily a result of consulting and outside service costs incurred in the second quarter of 2000 in connection with our expansion effort.

     Income Tax Provision
     --------------------

     The company has provided for income taxes of $4.7 million, or 28% of pretax income, for the second quarter of 2000 compared to $3.2 million, or 28% of pretax income, for the second quarter of 1999.

Six months ended June 30, 2000 compared to six months ended June 30, 1999
-------------------------------------------------------------------------

     PGM Production
     --------------

     During the first half of 2000, production increased 2% to approximately 161,000 ounces of palladium and 49,000 ounces of platinum compared with production of approximately 158,000 ounces of palladium and 48,000 ounces of platinum in the first half of 1999.


     Revenues
     --------

     Revenues for the first half of 2000 increased $35.0 million, or 47%, to $109.9 million compared to $74.9 million in the first half of 1999. The increase in revenue was primarily due to a 47% increase in the combined average realized price per ounce of palladium and platinum as compared to the first half of 1999.

     During the first half of 2000, the company sold approximately 161,000 ounces of palladium and 49,000 ounces of platinum at average realized prices of $541 and $466, respectively, compared with sales of approximately 162,000 ounces of palladium and 49,000 ounces of platinum at average realized prices of $351 and $363, respectively, in the prior year's comparable period. During the first half of 2000, the average market prices of palladium and platinum were $594 and $504, respectively.

     Costs and Expenses
     ------------------

     Cost of sales increased by $15.1 million, or 33%, to $60.8 million in the first half of 2000 from $45.7 million in the first half of 1999. Cash production costs per ounce for the six months ended June 30, 2000 increased $59 per ounce, or 32%, to $245 per ounce from $186 per ounce in the first half of 1999. This increase is primarily due to the following: (1) Total stope mining cash costs per ounce in the first half of 2000 included an additional $35 per ounce compared to the first half of 1999. 2) Cash production costs per ounce for the first half of 2000 also included an additional $8 per ounce of maintenance costs as compared to the prior year's period related to ongoing expansion activities and the implementation of a preventative maintenance system. 3) An additional $8 of cash costs per ounce were also incurred in the first half of 2000 compared to the first half of 1999 for royalties and production taxes associated with higher realized PGM prices. In addition, by-product credits increased $6 per ounce in the first half of 2000 compared to the same period in 1999, due to higher metal prices. Depreciation and amortization increased $11, or 37% to $41 per ounce in the first half of 2000 from $30 per ounce in the first half of 1999 due to certain assets acquired for the expansion being placed into service. Total production costs per ounce in the first half of 2000 increased $70 or 32% to $286 per ounce from $216 per ounce in the first half of 1999.

     General and Administrative Expense
     ----------------------------------

     For the first half of 2000, general and administrative costs were $4.3 million compared to $2.5 million for the same period of 1999. The increase was primarily a result of consulting and other outside service costs incurred in the first half of 2000 in connection with our expansion effort.

     Income Tax Provision
     --------------------

     The company has provided for income taxes of $12.7 million, or 28% of pretax income, for the six months ended June 30, 2000, compared to $8.6 million,
or 31.5% of pretax income, for the same period of 1999.   A review of the
company's projected benefit from statutory depletion resulted in the reduction of the first half of 2000 tax rate to 28% from the rate of 31.5% accrued in the first half of 1999.


Liquidity and Capital Resources

     The company's working capital at June 30, 2000 was $1.4 million compared to $8.7 million at December 31, 1999. The ratio of current assets to current liabilities was 1.0 at June 30, 2000, compared to 1.2 at December 31, 1999.

     Net cash provided by operations for the six months ended June 30, 2000, was $57.1 million compared with $32.5 million for the comparable period of 1999, an increase of $24.6 million. The increase was primarily a result of higher net income and changes in operating assets and liabilities. The increase in operating assets and liabilities is primarily due to outstanding palladium leasing transactions of approximately $8.6 million as of June 30, 2000. The company leases metals to third parties from time to time and records a liability
when the cash is received.   The outstanding balance will subsequently be repaid
to the lender at specified installment dates in July and August of 2000.

     A total of $99.2 million was used in investing activities in the first half of 2000 compared to $89.4 million in the same period of 1999. The increase was primarily due to increased capital expenditures as a result of the development of the East Boulder project and the Stillwater Mine expansion.

     For the six months ended June 30, 2000, cash flow provided by financing activities was $40.7 million compared to $10.1 million for the comparable period of 1999. The increase was primarily due to additional borrowings of $33.1 million under the company's seven-year, $175 million credit facility, and $9.0 million in proceeds received from the issuance of common stock in connection with the company's incentive stock option plans.

     As a result of the above, cash and cash equivalents decreased by $1.3 million for the first half of 2000, compared with a decrease of $46.7 million for the comparable period of 1999.

     Cash flow from operating activities is not expected to be sufficient to cover remaining 2000 capital expenditures. Based on cash on hand and expected cash flows from operations, along with the remaining credit of $62.4 million available at June 30, 2000 under the existing $175 million credit facility and the proceeds from the $30 million Exempt Facility Revenue Bond offering completed in July, management believes there is sufficient liquidity to meet 2000 operating and capital needs. In addition, the company may, from time to time, also seek to raise additional capital from the public or private securities markets or from other sources for general corporate purposes and for investments beyond the scope of the current phase of the current expansion plans.

     On July 6, 2000, the company completed a $30 million offering of Exempt Facility Revenue Bonds, Series 2000, through the State of Montana Board of Investments. The bonds are being issued to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Project. The bonds mature on July 1, 2020 and have an interest rate of 8% with interest paid semi-annually.

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

     The loans are required to be repaid from excess cash flow, proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Proceeds of the term loan facility are being used to finance a portion of the expansion plan. At the company's option, the credit facility bears interest at the London Interbank Offered Rate (LIBOR) or an alternate base rate, in each case plus a margin of 1.00% to 1.75% which is adjusted depending upon the company's ratio of debt to operating cash flow. Substantially all the property and assets of the company are pledged as security for the credit facility.

     Covenants in the Scotiabank Credit Facility restrict: (1) additional indebtedness; (2) payment of dividends or redemption of capital stock; (3) liens; (4) investment, acquisitions, dispositions or mergers; (5) transactions with affiliates; (6) capital expenditures (other than those associated with the expansion plan); (7) refinancing or prepayment of subordinated debt (excluding the underwritten call of the company's 7% Convertible Subordinated Notes); (8) changes in the nature of business conducted or ceasing operations at the principal operating properties; and (9) commodities hedging to no more than 90% of annual palladium production and 75% of annual platinum production (excluding the sales covered by the company's marketing contracts and similar agreements). The company is also subject to financial covenants, including a debt to operating cash flow ratio, a debt service coverage ratio and a debt to equity ratio.

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

     During 1999, as a result of delays in the expansion plan, the company did not comply with certain production covenants set forth in the credit facility. The bank syndicate has granted waivers of these covenants that are effective until September 30, 2000, and consented to the $30 million offering of Exempt Facility Revenue Bonds, Series 2000, through the State of Montana Board of Investments. In 1999, the company retained independent mining engineers to review key operating and capital cost parameters included in its long-term mine plans. The company is seeking to renegotiate, refinance or replace the credit facility. In the event the company is unable to renegotiate, refinance or replace the existing credit facility by September 30, 2000, it may not be able to obtain an additional waiver of the production covenants from the bank syndicate. If this occurs, the company would be in default under the existing credit facility and would be required to seek alternative financing, which may not be available, and could adversely impact operating and capital costs or affect project completion.

New Accounting Standards

     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. In March 2000, the SEC released SAB No. 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 until the second fiscal quarter of the first fiscal year beginning after December 15, 1999. In June 2000, in response to requests from a number of groups asking for additional time to assess the effect of SAB 101, the SEC released SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The company is currently assessing the impact of SAB 101. Its effect on the company's financial position or results of operations has not yet been determined. Any changes resulting from the implementation of SAB 101 will be reported as a change in accounting principle with the cumulative effect of the change on retained earnings at the beginning of the fiscal year included in restated net income of the first interim period of the fiscal year in which the change is made.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, an amendment to FASB SFAS No. 133. SFAS Nos. 133 and 138 are required to be adopted for fiscal years beginning after June 15, 2000. SFAS Nos. 133 and 138 require that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change.
If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either a) offset by the change in fair value of the hedged asset or liability (if applicable) or b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The definition of derivatives has also been expanded to include contracts that require physical delivery if the contract allows for net cash settlement. The company primarily uses derivatives to hedge metal prices. Such derivatives are reported at cost, if any, and gains and losses on such derivatives are reported when the hedged transaction occurs. Accordingly, the company's adoption of SFAS Nos. 133 and 138 will have an impact on the reported financial position of the company, and although such impact has not been determined, it is currently not believed to be material. Adoption of SFAS Nos. 133 and 138 should have no significant impact on reported earnings, but could materially affect comprehensive income.

     In May 2000, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives (the consensus). The consensus requires the reduction in or refund of the selling price of the product or service resulting from any cash sales incentive to be classified as a reduction of revenue. The consensus is effective for all reporting periods beginning after May 18, 2000. The company currently classifies sales discounts associated with its long-term sales contracts as components of cost of metals sold. Accordingly, the company's application of the consensus will have an impact on the reported revenues and cost of metals sold, and although such impact has not been determined, it is currently not believed to be material. Application of the consensus should have no impact on reported earnings, comprehensive income, or financial position.


Forward Looking Statement; Factors That May Affect Future Results and Financial Condition

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include comments regarding development and other activities associated with the expansion plan, anticipated capital expenditures and sources of financing for capital expenditures, renegotiation of our credit facility and our future compliance thereunder and the effect of new accounting rules. In addition to factors discussed below, the factors that could cause actual results to differ materially include, but are not limited to, the following: price volatility of palladium and platinum, economic, political and other events affecting supply and demand of palladium and platinum, loss of a significant customer, our dependence upon a few significant customers, risk of cost overruns, inaccurate forecasts, labor difficulties, inadequate insurance coverage, government regulations, property title uncertainty, unexpected events or problems during expansion or development, fluctuations in ore grade, tons mined, crushed or milled, complexity of processing platinum group metals, difficulty of estimating reserves accurately, dependence upon a single mine, amounts and prices of the company's forward metals sales under hedging and supply contracts and geological, technical, mining or processing issues. For a more detailed description of risks attendant to the business and operations of Stillwater and to the mining industry in general, please see the company's other SEC filings, in particular the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Vulnerability to Metals Price Declines--Changes in supply and demand could reduce market prices and significantly impact profitability.

     Since the company's sole source of revenue is the sale of platinum group metals, changes in the market price of platinum group metals significantly impact revenues and profitability. The prices for platinum group metals have recently risen to unprecedented levels. As a result of such price increases, the company's revenues and profitability in 1999 increased despite a decrease in overall production. A decline in the market price of platinum group metals could materially adversely affect the revenues and profitability of the company and could limit the company's ability to successfully implement and finance its current expansion plans. Furthermore, if platinum group metals prices should decline below the company's cash costs of production and remain at such levels for any sustained period, the company could determine that it is not economically feasible to continue commercial production. The company's cash costs of production per ounce of metal were $199 for the year ended December 31, 1999 and $245 for the quarter ended June 30, 2000. The company's total costs of production per ounce of metal were $232 for the year ended December 31, 1999 and $286 for the quarter ended June 30, 2000. The recent increase in platinum group metals prices is illustrated in the following table which sets forth the average daily closing prices for palladium and platinum for the periods indicated:

                                                                                        2000 (through
                                    1996            1997         1998         1999        June 30)
                                    ----            ----         ----         ----        --------
Palladium ($ per ounce)             $128            $177         $284         $358          $594
Platinum ($ per ounce)              $397            $396         $372         $377          $504

     Many factors beyond the company's control influence the market prices of these metals. These factors include global supply and demand, demand changes for products that use the company's metals, speculative activities, international political and economic conditions and production levels and costs in other platinum group metal producing countries, particularly Russia and South Africa. A series of expansions in platinum mining in South Africa are projected to occur over the next few years. Any such mining expansions may significantly increase overall South African platinum production and may deliver more palladium as a by-product. If this occurs, increased global supply may have a depressive effect on market prices from platinum and palladium.

     Current economic and political events in Russia could result in declining market prices. Russia has a significant stockpile of platinum group metals. If Russia disposes of substantial amounts of platinum group metals from stockpiles or otherwise, the increased supply could significantly reduce the market prices of palladium and platinum. Political instability in Russia and potential economic problems make Russian shipments difficult to predict and the risk of sales from stockpiles more significant. Volatility was evident during 1997, 1998 and 1999 when apparent tightness in the market for platinum group metals led to high prices for current delivery contracts and "backwardation," a condition in which delivery prices for metals in the near term are higher than delivery prices for metals to be delivered in the future.

     Continued high PGM price may lead users of PGMs to substitute other base metals and other materials for palladium and platinum. The automobile, electronics and dental industries are the three largest sources of palladium demand. In response to supply questions and high market prices for palladium, some auto companies may seek alternatives to their consumption of palladium. Although there are lower cost alternatives to high palladium content dental alloys, there appears to have been only limited substitution to date. There has been some substitution of other base metals for palladium in electronics applications. Substitution in all of these industries may increase significantly if PGM market price continues to rise.

     The company enters into hedging contracts from time to time in an effort to reduce the negative effect of price changes on the company's cash flow. These hedging activities typically consist of contracts that require the company to deliver specific quantities of metal in the future at specific prices and the sale of call options and the purchase of put options. During the first quarter of 1997, the company entered into significant hedging positions, particularly in palladium, for sales in 1997 and 1998. Following that time, market prices for palladium to be delivered currently rose sharply. Because the contracts were entered into before the price increase, deliveries under the hedging contracts during 1997 and 1998 were made at below market prices and the company experienced substantial hedging losses. In 1998, the company realized $202 per ounce of palladium sold while average current delivery prices were $284 per ounce. Thus, while hedging transactions are intended to reduce the negative effects of price decreases, they can also prevent the company from benefiting from price increases. During 1997, 1998 and 1999, respectively, the company reported hedging losses of approximately $10.2 million, $26.8 million and $0.06 million, respectively. In addition, the company has entered into long-term sales contracts that provide a floor price for sales of a portion of the company's production.

Expansion Plan Risks--Achievement of the company's long-term goals is subject to significant uncertainties.

     The company's achievement of its long-term expansion goals depends upon its ability to increase production substantially at the Stillwater Mine and related facilities and its ability to develop the East Boulder mine. Each of these tasks will require the company to construct mine and processing facilities and to commence and maintain production within budgeted levels. Construction of mines is a very complicated process. During 1998, the company developed an expansion plan with the goal of reaching an annualized rate of PGM production of
1.2 million ounces before the end of 2001. The key components of this plan were to increase mine production at the Stillwater Mine from 2,000 to 3,000 tons of ore per day, develop the new East Boulder Mine with a capacity of

2,000 tons of ore per day, construct a tailings facility and expand the smelter and base metals refinery to accommodate the anticipated increased throughput.

     In January 2000, the company announced that it expects to reach the annualized 1.2 million ounce production by the end of 2002, approximately one year behind the original schedule although the company is currently reviewing this estimate. During 1999, the company experienced difficulties in the expansion of the Stillwater Mine associated with the need to remove and dispose of large quantities of rock in order to correct the shortfall of developed working faces and convert the company's probable reserves into proven reserves, materials handling bottlenecks and increased dilution resulting from narrower ore width and lower mine productivity.

     Although the company believes its goals and preliminary estimates are based upon reasonable assumptions, the company expects to revise its plans and estimates for the Stillwater Mine and East Boulder project as the projects progress, which revisions may be significant. Among the major risks to successful completion of our current expansion plans are:

     .    potential cost overruns during development of new mine operations and construction of new facilities;

     .    uncertainty regarding ore grades in expansion areas prior to conversion of such areas from probable to proven reserves;

     .    possible delays and unanticipated costs resulting from difficulty in obtaining the required permits; and

     .    the inability to recruit sufficient numbers of skilled underground miners.

     In addition, a decrease in the market price for platinum group metals would significantly limit the company's ability to successfully implement and finance our current expansion plans.

     Based on the complexity and uncertainty involved in development projects at this early stage, it is extremely difficult to provide reliable time and cost estimates. The company cannot be certain that either the Stillwater Mine expansion or the development of East Boulder will be completed on time or at all, that the expanded operations will achieve the anticipated production capacity, that the construction costs will not be higher than estimated, that the expected operating cost levels will be achieved or that funding will be available from internal and external sources in necessary amounts or on acceptable terms. Furthermore, the Stillwater Mine has never been operated at a rate of 3,000 tons of ore per day. In the course of seeking to increase production to reach that level, the company has experienced difficulties resulting from development shortfalls and productions constraints including underground materials haulage constraints, equipment unavailability, operational inconsistencies and service interruptions. Due to these difficulties, the company's production decreased from approximately 444,000 ounces in 1998 to 409,000 ounces in 1999. The company is re-evaluating the project's development schedule, mine planning, capital and operating cost estimates. During 1999 the company retained Bechtel Corporation and MRDI, USA, a division of AGRA Simons Limited, to assist it in this process. The company expects to conclude its analysis with respect to the Stillwater Mine in August 2000 at which time it expects to announce any changes in production goals, cost estimates and the anticipated expansion schedule for the Stillwater Mine. These changes may be significant. The company cannot be certain that it will not continue to experience difficulties and delays as it increases production.

     East Boulder is a development project and has no operating history. Thus, estimates of future cash operating costs at East Boulder are based largely on the company's operating experience at the Stillwater Mine portion of the J-M Reef. Actual production, cash operating costs and economic returns may differ significantly from those currently estimated or those established in future studies and estimates. New mining operations often experience unexpected problems during the development and start-up phases, which can result in substantial delays in reaching commercial production.

     The company has also retained Bechtel Corporation and MRDI, USA to conduct a review of the East Boulder project. The company expects to conclude this analysis with respect to the East Boulder Mine by the first quarter of 2001 when the company expects to announce any changes in production goals, cost estimates and anticipated expansion schedule for the East Boulder mine.

Compliance with Bank Credit Agreement

     The company's agreement with the syndicate of banks, led by the Bank of Nova Scotia, provides a credit facility that is being used to finance a portion of the expansion plan and contains certain covenants relating to the accomplishment of project milestones and certain other production covenants. During 1999, as a result of problems encountered with our expansion plans, the company did not comply with certain production covenants. The bank syndicate has granted waivers of these covenants that are effective until September 30, 2000. In 1999, the company retained independent mining engineers to review key operating and capital cost parameters included in its long-term mine plans. The company is seeking to renegotiate, refinance or replace the credit facility. In the event the company is unable to renegotiate, refinance or replace the existing credit facility by September 30, 2000, it may not be able to obtain an additional waiver of the production covenants from the bank syndicate. If this occurs, the company would be in default under the existing credit facility and would be required to seek alternative financing, which may not be available, and could adversely impact operating and capital costs or affect project completion.

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

     As of June 30, 2000, the company had sold forward 9,000 ounces of platinum for delivery in 2000 at an average price of $403 per ounce pursuant to forward sales contracts. The company has also sold forward 22,000 and 2,000 ounces of palladium to be delivered in 2001and 2002, respectively, at an average price of $672 per ounce pursuant to forward sales contracts. The fair value of the company's forward sales contracts resulted in an unrealized gain of approximately $0.7 million at June 30, 2000. For anticipated production in the year 2000, the company has established put and call options on 30,000 ounces of palladium production at $324 and $419, respectively. For anticipated production in the year 2001, the company has established put and call options on 5,000 ounces of palladium at $324 and $419, respectively. The fair value of the company's put and call options resulted in an unrealized loss of approximately $7.1 million at June 30, 2000. These put and call options work together as collars under which the company receives the difference between the put price and market price only if the market price is below the put price and the company pays the difference between the call price and the market price only if the market price is above the call price. The company's put and call options are settled at maturity.

     In addition, the company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation covering the sale of palladium and platinum over the five-year period from January 1999 through December 2003. Under these contracts, the company has committed all of its annual palladium production and approximately 20% of its platinum production. Furthermore, the company's contract with General Motors Corporation provides for automatic extension of the contract until the company has delivered an aggregate of 1.4 million ounces of palladium if it fails to meet this threshold by December 31, 2003. Each contract with General Motors, Ford and Mitsubishi represents over 10% of the company's revenues and together represent approximately 75%. The contracts provide for a floor price on 45% of the company's palladium production sold under the contracts at $225 per ounce, and a floor price of $230 per ounce on the remaining 55% of palladium production sold. The contracts also provide for a ceiling price of $400 per ounce on approximately 30% of the company's palladium production sold under the contracts. These contracts provide for floor prices for platinum production sold under these contracts at $350 per ounce and ceiling prices ranging from $425 to $430 per ounce on our platinum production sold under these contracts. At June 30, 2000, the market prices for palladium and platinum were $638 and $558 per ounce, respectively. If market prices of palladium and platinum continue substantially above the price ceilings provided for in these contracts, the company will forego significant revenue.

     The sales contracts contain termination provisions that allow the purchasers to terminate in the event the company breaches certain provisions of the contract and the breach is not cured within periods ranging from ten to thirty days of notice by the purchaser. In addition, the contracts contain force majeure provisions that allow for the suspension and, in one instance, the termination of the contract upon the occurrence of certain events, such as "acts of God," that are beyond the control of a contracting party and that limit the party's ability to perform the contract. The company is subject to its customers' compliance with the terms of the contracts, their ability to terminate or suspend the contracts and their willingness and ability to pay. In the event the company becomes involved in a disagreement with one or more of its customers, their compliance with these contracts may be at risk. For example, the company has negotiated floor prices that are well above historical low prices for palladium. In the event of a substantial decline in the market price of palladium, one or more of these customers could seek to renegotiate the prices or fail to honor the contracts. In such an event, the company's current expansion plans could be threatened. Although the company believes it has adequate legal remedies if a customer fails to perform, a customer's termination or breach could have a material adverse effect on the company's expansion plans and results of operations.

Interest Rate Risk

     At the present time, the company has no financial instruments in place to manage the impact of changes in interest rates. Therefore, it is exposed to changes in interest rates that effect the credit facility which carries a variable interest rate based upon LIBOR or an alternative base rate. At June 30, 2000, approximately $112.6 million had been borrowed under the total available credit of $175 million at an interest rate of 7.94%.

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

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          (a)  The annual meeting of stockholders was held on May 10, 2000.

          (b) The following individuals were elected to continue as Directors at the meeting: Douglas D. Donald, Richard E. Gilbert, Lawrence
               M. Glaser, Apolinar Guzman, William E. Nettles, Ted Schwinden and Peter Steen.

          (c)  Set forth below are the votes cast for the election of Directors:


                                                           For (*)     Withheld
                                                         ----------    ---------
                        Douglas D. Donald                33,676,918      375,615
                        Richard E. Gilbert               33,754,029      298,504
                        Lawrence M. Glaser               33,689,598      362,935
                        Apolinar Guzman                  33,701,803      350,730
                        William E. Nettles               30,763,456    3,289,077
                        Ted Schwinden                    33,690,806      361,737
                        Peter Steen                      33,701,312      351,221

          *Stockholders have cumulative voting rights in connection with the election of directors.

          Stockholders were asked to amend and restate the company's 1998 Equity Incentive Plan to (i) eliminate the ability to reduce the exercise price of granted stock options, (ii) authorize an additional one million shares of stock available thereunder and (iii) adopt a limit on the number of shares subject to awards which any one individual can receive in a calendar year in order to exempt stock options from the deduction limits under Section 162(m) of the Internal Revenue Code. Votes cast for were 32,800,184, against were 1,198,210, abstaining were 54,139 and non-votes were 0.

          Stockholders were asked to amend the company's Restated Certificate of Incorporation to increase the number of the Company's authorized shares of common stock from 50 million to 100 million shares. Votes cast for were 29,937,968, against were 4,022,992, abstaining were 91,573 and non-votes were 0.

          Additionally, stockholders were asked to ratify the appointment of KPMG LLP as the Company's independent accountants for the fiscal year ending December 31, 2000. Votes cast for were 31,493,094, against were 2,529,811, abstaining were 29,628 and non-votes were 0.

          (d)  None.

Item 5.   Other Information
          -----------------

          None


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits:

               10         Robert M. Taylor Employment Agreement

               27         Financial Data Schedule


          (b)  Reports on Form 8-K:

               None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  STILLWATER MINING COMPANY
                                         (Registrant)



Date:  July 28, 2000              By:  /s/ William E. Nettles
                                       _________________________________________
                                     William E. Nettles
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer)



Date:  July 28, 2000
                                  By:  /s/ James A. Sabala
                                       _________________________________________
                                     James A. Sabala
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)