Form 10-Q
period 2000-09-30
STILLWATER MINING CO /DE/
filed 2000-10-17
CIK 931948

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
              For the quarterly period ended September 30, 2000.

                                      OR

     [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                For the transition period from ______ to ______

                        Commission file number 0-25090
                                               -------

                           STILLWATER MINING COMPANY
                           -------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                 81-0480654
_____________________________________      ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


          One Tabor Center
   1200 Seventeenth Street, Suite 900
          Denver, Colorado                                80202
_____________________________________      ------------------------------------
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

At October 10, 2000, 38,622,848 shares of common stock, $0.01 par value per share, were issued and outstanding.

                           STILLWATER MINING COMPANY

                                   FORM 10-Q

                       QUARTER ENDED September 30, 2000

                                     INDEX


                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION

     Item 1           Financial Statements...............................   3

     Item 2           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations......   9

     Item 3           Quantitative and Qualitative Disclosures About
                      Market Risk........................................  17


PART II - OTHER INFORMATION

     Item 1           Legal Proceedings..................................  19

     Item 2           Changes in Securities and Use of Proceeds..........  19

     Item 3           Defaults Upon Senior Securities....................  19

     Item 4           Submission of Matters to a Vote of Security Holders  19

     Item 5           Other Information..................................  19

     Item 6           Exhibits and Reports on Form 8-K...................  19

SIGNATURES            ...................................................  20

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Stillwater Mining Company
Consolidated Balance Sheet
(in thousands, except share and per share amounts)
                                                                 (Unaudited)
                                                                September  30,                December 31,
                                                                     2000                        1999
                                                             --------------------         -------------------
ASSETS
  Current assets
     Cash and cash equivalents                               $             12,395         $             2,846
     Funds held in escrow                                                   8,940                           -
     Inventories                                                           18,532                      11,658
     Accounts receivable                                                   38,629                      26,248
     Deferred income taxes                                                  2,400                       1,945
     Other current assets                                                   2,494                       3,013
                                                             --------------------         -------------------
       Total current assets                                                83,390                      45,710
                                                             --------------------         -------------------

  Property, plant and equipment, net                                      566,902                     428,252
  Other noncurrent assets                                                   4,341                       4,876
                                                             --------------------         -------------------

Total assets                                                 $            654,633         $           478,838
                                                             ====================         ===================

LIABILITIES and SHAREHOLDERS' EQUITY
  Current liabilities
     Accounts payable                                        $             31,051         $            20,157
     Accrued payroll and benefits                                           4,548                       5,511
     Property, production and franchise taxes payable                       5,944                       4,322
     Current portion of debt and capital lease obligations                123,233                       2,628
     Income taxes payable                                                     416                         642
     Metals leases payable                                                 13,552                           -
     Other current liabilities                                              7,750                       3,729
                                                             --------------------         -------------------
       Total current liabilities                                          186,494                      36,989
                                                             --------------------         -------------------

  Long-term liabilities
     Long-term debt and capital lease obligations                          32,129                      84,404
     Deferred income taxes                                                 47,417                      29,042
     Other noncurrent liabilities                                           6,933                       5,299
                                                             --------------------         -------------------
       Total liabilities                                                  272,973                     155,734
                                                             --------------------         -------------------

  Shareholders' equity
     Preferred stock, $0.01 par value, 1,000,000 shares
       authorized, none issued                                                  -                           -
     Common stock, $0.01 par value, 50,000,000 shares
       authorized, 38,622,585 and 37,917,973 shares
       issued and outstanding, respectively                                   386                         379
     Paid-in capital                                                      283,523                     272,173
     Retained earnings                                                     97,751                      50,552
                                                             --------------------         -------------------
       Total shareholders' equity                                         381,660                     323,104
                                                             --------------------         -------------------

Total liabilities and shareholders' equity                   $            654,633         $           478,838
                                                             ====================         ===================



                See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Statement of Operations
(Unaudited)
(in thousands, except per share amounts)
                                                             Three months ended                        Nine months ended
                                                               September 30,                             September 30,
                                                  -------------------------------------     -------------------------------------
                                                        2000                 1999                 2000                 1999
                                                  ----------------     ----------------     ----------------     ----------------
Revenues                                          $         52,555     $         32,204     $        162,455     $        107,079

Costs and expenses
 Cost of metals sold                                        26,688               18,921               78,956               58,320
 Depreciation and amortization                               4,196                3,543               12,708                9,802
                                                  ----------------     ----------------     ----------------     ----------------
   Total cost of sales                                      30,884               22,464               91,664               68,122

 General and administrative expense                          1,831                2,497                6,129                5,041
                                                  ----------------     ----------------     ----------------     ----------------
   Total costs and expenses                                 32,715               24,961               97,793               73,163
                                                  ----------------     ----------------     ----------------     ----------------

Operating income                                            19,840                7,243               64,662               33,916

Other income (expense)
 Interest income                                               418                  201                  882                  868
 Interest expense, net of capitalized interest
    of $4,958, $1,377, $10,037 and $3,029                        -                    -                    -                 (137)
                                                  ----------------     ----------------     ----------------     ----------------

Income before income taxes                                  20,258                7,444               65,544               34,647

Income tax provision                                        (5,665)              (2,345)             (18,345)             (10,914)
                                                  ----------------     ----------------     ----------------     ----------------

Net income and comprehensive income               $         14,593     $          5,099     $         47,199     $         23,733
                                                  ================     ================     ================     ================

Earnings per share
    Basic                                         $           0.38     $           0.14     $           1.23     $           0.65
                                                  ================     ================     ================     ================
    Diluted                                       $           0.37     $           0.13     $           1.20     $           0.62
                                                  ================     ================     ================     ================

Weighted average common shares
 outstanding
    Basic                                                   38,561               37,771               38,450               36,372
    Diluted                                                 39,159               38,564               39,230               38,592



                See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Statement of Cash Flows
(Unaudited)
(in thousands)

                                                            Nine months ended
                                                               September 30,
                                                        --------------------------
                                                           2000            1999
                                                        ----------      ----------
Cash flows from operating  activities
Net income                                              $   47,199      $   23,733

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           12,708           9,802
    Deferred income taxes                                   17,920           8,860

Changes in operating assets and liabilities:
    Inventories                                             (6,874)         (2,483)
    Accounts receivable                                    (12,381)            105
    Accounts payable                                        10,894           9,480
    Other                                                   20,694           3,349
                                                        ----------      ----------

Net cash provided by operating activities                   90,160          52,846
                                                        ----------      ----------

Cash flows from investing activities
    Capital expenditures                                  (151,358)       (134,194)
                                                        ----------      ----------

Net cash used in investing activities                     (151,358)       (134,194)
                                                        ----------      ----------

Cash flows from financing activities
    Issuance of long-term debt                              61,435          56,000
    Payments on long-term debt and capital lease
      obligations                                           (2,045)        (13,811)
    Issuance of common stock                                11,357           2,966
    Payments for debt issuance costs                             -          (2,657)
    Payments for conversion costs of 7%
      convertible notes                                          -            (309)
                                                        ----------      ----------

Net cash provided by financing activities                   70,747          42,189
                                                        ----------      ----------

Cash and cash equivalents
    Net increase (decrease)                                  9,549         (39,159)
    Balance at beginning of period                           2,846          49,811
                                                        ----------      ----------

Balance at end of period                                $   12,395      $   10,652
                                                        ==========      ==========



                See notes to consolidated financial statements.

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)


Note 1 - General

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company's financial position as of September 30, 2000 and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999. Certain prior year amounts have been reclassified to conform with the current year presentation. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's 1999 Annual Report on Form 10-K.

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

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, an amendment to FASB SFAS No. 133. SFAS Nos. 133 and 138 are required to be adopted for fiscal years beginning after June 15, 2000. SFAS Nos. 133 and 138 require that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change.
If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The definition of derivatives has also been expanded to include contracts that require physical delivery if the contract allows for net cash settlement. The company primarily uses derivatives to hedge metal prices. Such derivatives are reported at cost, if any, and gains and losses on such derivatives are reported when the hedged transaction occurs. Accordingly, the company's adoption of SFAS Nos. 133 and 138 will have an impact on the reported financial position of the company, and although such impact has not been determined, it is currently not believed to be material. Adoption of SFAS Nos. 133 and 138 should have no significant impact on reported earnings, but could materially affect comprehensive income.

      In May 2000, the FASB Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives (the consensus). The consensus requires the reduction in or refund of the selling price of the product or service resulting from any cash sales incentive to be classified as a reduction of revenue. The consensus is effective for all reporting periods beginning after May 18, 2000. In July 2000, the EITF reconsidered the transition provisions of Issue No. 00-14. The EITF concluded that a registrant should apply the consensus no later than the required implementation date for SAB 101 (i.e. no later than the fourth quarter of the registrant's fiscal year beginning after December 15, 1999). The company currently classifies sales discounts associated with its long-term sales contracts as components of cost of metals sold. Accordingly, the company's application of the consensus will have an impact on the reported revenues and cost of metals sold, and although such impact has not been determined, it is currently not believed to be material. Application of the consensus should have no impact on reported earnings, comprehensive income, or financial position.

Note 3 - Inventories

Inventories consisted of the following (in thousands):

                                         (Unaudited)
                                        September 30,   December 31,
                                            2000            1999
                                        -------------   ------------
Metals inventory
  Raw ore                               $    2,436      $     187
  Concentrate and in-process                10,966          7,079
                                        -------------   ------------
                                            13,402          7,266
Materials and supplies                       5,130          4,392
                                        -------------   ------------
                                        $   18,532      $  11,658
                                        =============   ============


Note 4 - Long-Term Debt

Scotiabank Credit Facility

     In March 1999, the company entered into a seven-year $175 million credit facility ("Scotiabank Credit Facility") from a syndicate of banks led by the Bank of Nova Scotia. The Scotiabank Credit Facility provides for a $125 million term loan facility and a $50 million revolving credit facility. Borrowings may be made under the term loan facility until December 29, 2000 and amortization of the term loan facility will commence on March 31, 2001. The final maturity of the term loan facility and revolving credit facility is December 30, 2005. As of September 30, 2000, the company had $76.4 million outstanding under the term loan facility and $44.2 million outstanding under the revolving credit facility.

     The loans are required to be repaid from excess cash flow, proceeds from asset sales and any issuance of debt or equity securities, subject to specific exceptions. Proceeds of the term loan facility are used to finance a portion of the expansion plan. The original Scotiabank Credit Facility provided interest at London Interbank Offered Rates (LIBOR) or an alternate base rate, in each case plus a margin of 1.00% to 1.75%, which is adjusted depending upon the company's ratio of debt to operating cash flow. At September 30, 2000, the borrowings outstanding under the Scotiabank Credit Facility bear interest at 8.75%. Substantially all the property and assets of the company are pledged as security for the Scotiabank Credit Facility.

     During 1999 and 2000, as a result of problems encountered with our expansion plans, the company did not comply with certain production covenants under the Scotiabank Credit Facility. The bank syndicate has granted waivers of these covenants that are effective until April 30, 2001 and provided that the Facility would bear interest at the rates of LIBOR plus a margin of 2.00%. In addition, borrowings under the facility are limited to $125 million until the existing agreement is renegotiated. The company is seeking to renegotiate, refinance or replace the credit facility. As a result, the debt has been classified as a current liability as of September 30, 2000 and the amortization period for the related debt issuance costs has been reduced. The company is in compliance with all other aspects of the credit agreement as of September 30, 2000.

Exempt Facility Revenue Bonds

     On July 6, 2000, the company completed a $30 million offering of Exempt Facility Revenue Bonds, Series 2000, through the State of Montana Board of Investments. The bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Project. The bonds mature on July 1, 2020 and have an interest rate of 8% with interest paid semi-annually. Net proceeds from the offering were $28.7 million, with $8.9 million of the funds held in escrow pending the expenditure of funds for allowable costs as of September 30, 2000.

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

     The effect of outstanding stock options on diluted weighted average shares outstanding was 598,636 and 793,854 shares for the three month periods ending September 30, 2000 and 1999, respectively. Outstanding options to purchase 326,625 and 532,925 shares of common stock were excluded from the computation of diluted earnings per share for the three month periods ended September 30, 2000 and 1999, respectively, because the effect of inclusion would have been antidilutive using the treasury stock method.

     The effect of outstanding stock options on diluted weighted average shares outstanding was 780,564 and 960,411 shares for the nine month periods ending September 30, 2000 and 1999, respectively. Outstanding options to purchase 39,725 and 84,575 shares of common stock were excluded from the computation of diluted earnings per share for the nine month periods ended September 30, 2000 and 1999, respectively, because the effect of inclusion would have been antidilutive using the treasury stock method.

     The effect of the company's Convertible Subordinated Notes on diluted weighted average shares outstanding was 1,258,736 shares for the nine month period ended September 30, 1999.

Note 6 - Income Taxes

     Income taxes for the three and nine month periods ended September 30, 2000, have been provided at the expected annualized rate of 28%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Stillwater Mining Company
Key Factors
(Unaudited)

                                                      Three months ended                      Nine months ended
                                                         September 30,                          September 30,
                                             -----------------------------------      -------------------------------
                                                  2000                 1999                2000             1999
                                             --------------     ----------------      --------------      -----------
Ounces produced (000)
  Palladium                                              75                   72                 236              230
  Platinum                                               23                   22                  72               69
                                             --------------     ----------------      --------------      -----------
     Total                                               98                   94                 308              299

Tons mined (000)                                        171                  152                 488              501

Tons milled (000)                                       152                  152                 470              503
Mill head grade (ounce per ton)                        0.69                 0.68                0.70             0.66
Total mill recovery (%)                                  90                   91                  91               91

Sub-grade tons milled (000)                              29                    -                  73                -
Sub-grade mill head grade (ounce per ton)              0.21                    -                0.23                -

Total tons milled                                       181                  152                 543              503
Combined mill head grade (ounce per ton)               0.61                 0.68                0.63             0.66

Cash costs per total ton milled              $          168     $            134      $          151      $       116

Cash costs per ounce(1)                      $          310     $            217      $          266      $       195
Depreciation and amortization                            43                   38                  42               33
                                             --------------     ----------------      --------------      -----------
  Total costs per ounce produced             $          353     $            255      $          308      $       228

Ounces sold (000)(2)
  Palladium                                              71                   69                 232              231
  Platinum                                               21                   21                  70               70
                                             --------------     ----------------      --------------      -----------
     Total                                               92                   90                 302              301

Average realized price per ounce(3)
  Palladium                                  $          595     $            359      $          557      $       353
  Platinum                                   $          491     $            364      $          474      $       364
  Combined(2)                                $          571     $            360      $          538      $       356

Average market price per ounce(3)
  Palladium                                  $          732     $            345      $          641      $       343
  Platinum                                   $          577     $            357      $          528      $       359
  Combined(2)                                $          696     $            348      $          614      $       347

(1) Cash costs include cash costs of mine operations, processing and administrative expenses at the mine site (including overhead, taxes other than income taxes, royalties, and credits for metals produced other than palladium and platinum). Total costs of production include cash costs plus depreciation and amortization. Income taxes, corporate general and administrative expense and interest income and expense are not included in either total or cash costs.
(2) Stillwater Mining reports a combined average realized price of palladium and platinum at the same ratio as ounces are produced from the base metals refinery. The same ratio is applied to the combined average market price. The combined average market price represents the London PM Fix for the actual months of the period.
(3) Revenue is recognized when product is shipped from the company's base metals refinery to external refiners. Sales are recorded and later adjusted when sales prices are finalized. The differences between realized prices and market prices occur due to contract obligations, hedge positions, and timing differences between recorded sales and deliveries.

Results of Operations

Three months ended September 30, 2000 compared to three months ended September
------------------------------------------------------------------------------
30, 1999
--------

     PGM Production
     --------------

     During the third quarter of 2000, the company produced approximately 75,000 ounces of palladium and approximately 23,000 ounces of platinum compared with production of approximately 72,000 ounces of palladium and 22,000 ounces of platinum in the third quarter of 1999.

     Revenues
     --------

     Revenues were $52.6 million for the third quarter of 2000 compared to $32.2 million for the third quarter of 1999, an increase of 63%. The increase is primarily attributable to a 59% increase in realized metal prices and a 2% increase in the quantity of metals sold as compared to the same period of 1999.

     Palladium and platinum sales increased to approximately 71,000 ounces and 21,000 ounces, respectively, for the third quarter of 2000 compared with palladium and platinum sales of approximately 69,000 ounces and 21,000 ounces, respectively, in the third quarter of 1999.

     The average realized price per ounce of palladium and platinum sold in the third quarter of 2000 increased 59% to $571 per ounce, compared to $360 per ounce in the third quarter of 1999. The average market price of palladium and platinum doubled to $696 per ounce in the third quarter of 2000 compared to $348 per ounce in the third quarter of 1999. The average realized price per ounce of palladium sold was $595 in the third quarter of 2000, compared to $359 per ounce in the third quarter of 1999, while the average market price of palladium was $732 per ounce in the third quarter of 2000 compared to $345 per ounce in the third quarter of 1999. The average realized price per ounce of platinum sold was $491 per ounce in the third quarter of 2000, compared to $364 per ounce in the third quarter of 1999. The platinum average market price was $577 per ounce in the third quarter of 2000 compared to $357 per ounce in the third quarter of 1999. The differences between realized prices and market prices occur due to contract obligations, hedge positions, and timing differences between recorded sales and deliveries.

     Costs and Expenses
     ------------------

     Cost of sales increased by $8.4 million, or 37%, to $30.9 million in the third quarter of 2000 compared with $22.5 million in the third quarter of 1999. Cash production costs per ounce in the third quarter of 2000 increased $93 or 43%, to $310 per ounce from $217 per ounce in the third quarter of 1999. The increase is primarily the result of the following items: (1) Total stope mining cash costs per ounce in the third quarter of 2000 included an additional $26 per ounce, primarily related to contract mining activities, compared to the third quarter of 1999; (2) Cash production costs per ounce for the third quarter of 2000 also included an additional $9 per ounce of maintenance costs as compared to the prior year's period related to ongoing expansion activities and the implementation of a preventative maintenance system; (3) An additional $27 per ounce associated with higher general and administrative expenses primarily due to increased bussing, recruiting, hiring and training expenses; (4) An additional $20 of cash costs per ounce were also incurred in the third quarter of 2000 compared to the third quarter of 1999 for royalties and production taxes associated with higher realized PGM prices; and (5) Cash production costs per ounce for the third quarter of 2000 also included an additional $12 per ounce of costs primarily due to concentrator repairs performed in the third quarter of 2000 compared to the third quarter of 1999. Total production costs per ounce in the third quarter of 2000 increased $98 or 38% to $353 per ounce from $255 per ounce in the third quarter of 1999. This increase is also primarily due to the items noted above. Depreciation and amortization increased $5 per ounce, or 13% to $43 per ounce from $38 per ounce in the third quarter of 1999 due to certain assets acquired for the expansion being placed into service.

     General and Administrative Expense
     ----------------------------------

     For the third quarter of 2000, general and administrative costs were $1.8 million compared to $2.5 million in the third quarter of 1999. The decrease is primarily attributable to severance costs and higher consulting fees incurred in the third quarter of 1999.

     Income Tax Provision
     --------------------

     The company has provided for income taxes of $5.7 million, or 28% of pretax income, for the third quarter of 2000 compared to $2.3 million, or 31.5% of pretax income, for the third quarter of 1999. A review of the company's projected benefit from statutory depletion resulted in the reduction of the third quarter of 2000 tax rate to 28% from the rate of 31.5% accrued in the third quarter of 1999.

Nine months ended September 30, 2000 compared to nine months ended September 30,
--------------------------------------------------------------------------------
1999
----

     PGM Production
     --------------

     During the first nine months of 2000, production increased 3% to approximately 236,000 ounces of palladium and 72,000 ounces of platinum compared with production of approximately 230,000 ounces of palladium and 69,000 ounces of platinum in the first nine months of 1999.

     Revenues
     --------

     Revenues for the first nine months of 2000 increased $55.4 million, or 52%, to $162.5 million compared to $107.1 million in the first nine months of 1999. The increase in revenue was primarily due to a 51% increase in the combined average realized price per ounce of palladium and platinum for the first nine months of 2000 as compared to the first nine months of 1999.

     During the first nine months of 2000, the company sold approximately 232,000 ounces of palladium and 70,000 ounces of platinum at average realized prices of $557 and $474, respectively, compared with sales of approximately 231,000 ounces of palladium and 70,000 ounces of platinum at average realized prices of $353 and $364, respectively, in the prior year's comparable period. During the first nine months of 2000, the average market prices of palladium and platinum were $641 and $528, respectively. The differences between realized prices and market prices occur due to contract obligations, hedge positions, and timing differences between recorded sales and deliveries.

     Costs and Expenses
     ------------------

     Cost of sales increased by $23.5 million, or 35%, to $91.6 million in the first nine months of 2000 from $68.1 million in the first nine months of 1999. Cash production costs per ounce for the nine months ended September 30, 2000 increased $71 per ounce, or 36%, to $266 per ounce from $195 per ounce in the first nine months of 1999. This increase is primarily due to the following:
(1) Total stope mining cash costs per ounce in the first nine months of 2000 included an additional $32 per ounce, primarily related to contract mining activities, compared to the first nine months of 1999; (2) Cash production costs per ounce for the first nine months of 2000 also included an additional $6 per ounce of maintenance costs as compared to the prior year's period related to ongoing expansion activities and the implementation of a preventative maintenance system; (3) An additional $14 per ounce associated with higher general and administrative expenses primarily due to increased bussing, recruiting, hiring and training expenses (4) An additional $14 of cash costs per ounce were also incurred in the first nine months of 2000 compared to the first nine months of 1999 for royalties and production taxes associated with higher realized PGM prices; and (5) Cash production costs per ounce for the first nine months of 2000 also included an additional $9 per ounce of costs primarily due to concentrator repairs performed in the first nine months of 2000 compared to the same period in 1999. In addition, by-product credits increased $4 per ounce in the first nine months of 2000 compared to the same period in 1999, due to
higher metal prices.   Depreciation and amortization increased $9 or 27% to $42
per ounce in the first nine months of 2000 from $33 per ounce in the first nine months of

1999 due to certain assets acquired for the expansion being placed into service. Total production costs per ounce in the first nine months of 2000 increased $80 or 35% to $308 per ounce from $228 in the first nine months of 1999 and is primarily due to the items noted above.

     General and Administrative Expense
     ----------------------------------

     For the first nine months of 2000, general and administrative costs were $6.1 million compared to $5.0 million for the same period of 1999. The increase was primarily a result of consulting and other outside service costs incurred in the first nine months of 2000 in connection with our expansion effort.

     Income Tax Provision
     --------------------

     The company has provided for income taxes of $18.3 million, or 28% of pretax income, for the nine months ended September 30, 2000, compared to $10.9
million, or 31.5% of pretax income, for the same period of 1999.   A review of
the company's projected benefit from statutory depletion resulted in the reduction in the tax rate to 28% for the first nine months of 2000, compared to the tax rate of 31.5% accrued in the first nine months of 1999.

Liquidity and Capital Resources

     The company's working capital at September 30, 2000 was $(103.1) million compared to $8.7 million at December 31, 1999. The ratio of current assets to current liabilities was 0.45 at September 30, 2000, compared to 1.2 at December 31, 1999. The decrease in working capital reflects the reclassification of $120.6 million borrowed under the existing credit facility from a long-term liability to current liabilities in connection with a waiver extension to April 30, 2001 effective on September 29, 2000. The company is seeking to renegotiate, refinance or replace the existing credit facility prior to April 30, 2001.

     Net cash provided by operations for the nine months ended September 30, 2000, was $90.2 million compared with $52.8 million for the comparable period of 1999, an increase of $37.4 million. The increase was primarily a result of an increase in net income and changes in operating assets and liabilities. The increase in operating assets and liabilities is primarily due to outstanding palladium leasing transactions of approximately $13.6 million as of September 30, 2000. The company periodically leases metals to third parties and records a liability when the cash is received. The outstanding balance will subsequently be repaid to the lessee in the fourth quarter of 2000.

     A total of $151.4 million was used in investing activities in the first nine months of 2000 compared to $134.2 million in the same period of 1999. The increase was primarily due to increased capital expenditures as a result of the development of the East Boulder project and the Stillwater Mine expansion.

     For the nine months ended September 30, 2000, cash flow provided by financing activities was $70.7 million compared to $42.2 million for the comparable period of 1999. The increase of $28.5 million was primarily due to a draw of $20.3 million on the $30 million exempt facility revenue bonds and an additional $8.4 million in proceeds received from the issuance of common stock in connection with the company's incentive stock option plans.

     As a result of the above, cash and cash equivalents increased by $9.5 million for the first nine months of 2000, compared with a decrease of $39.2 million for the comparable period of 1999.

     Cash flow from operating activities is expected to be sufficient to cover remaining 2000 capital expenditures. Based on cash on hand and expected cash flows from operations, along with the remaining credit of $4.4 million available at September 30, 2000 under the existing credit facility and the proceeds from the $30 million Tax Exempt Facility Revenue Bond offering completed in July, management believes there is sufficient liquidity to meet 2000 operating and capital needs. In addition, the company may, from time to time, also seek to raise additional capital from the public or private securities markets or from other sources for general corporate purposes and for investments beyond the scope of the current phase of the current expansion plans.

     Although the waiver extension under the company's existing credit facility does not expire until April 30, 2001, at which time the company will be required to renegotiate, refinance or replace the credit facility, the company may be required to secure alternative financing before such time in order to meet 2001 operating and capital needs.

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

     In March 1999, the company obtained a seven-year $175 million credit facility from a syndicate of banks led by the Bank of Nova Scotia. The facility provides for a $125 million term loan facility and a $50 million revolving credit facility. Borrowings may be made under the term loan facility until December 29, 2000 and amortization of the term loan facility will commence on March 31, 2001. The final maturity of the term loan facility and revolving credit facility is December 31, 2005.

     The loans are required to be repaid from excess cash flow, proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Proceeds of the term loan facility are being used to finance a portion of the expansion plan. The original credit facility bears interest at the London Interbank Offered Rate (LIBOR) or an alternate base rate, in each case plus a margin of 1.00% to 1.75% which is adjusted depending upon the company's ratio of debt to operating cash flow. Substantially all the property and assets of the company are pledged as security for the credit facility.

     Covenants in the Scotiabank Credit Facility restrict: (1) additional indebtedness; (2) payment of dividends or redemption of capital stock; (3) liens; (4) investments, acquisitions, dispositions or mergers; (5) transactions with affiliates; (6) capital expenditures (other than those associated with the expansion plan); (7) refinancing or prepayment of subordinated debt (excluding the underwritten call of the company's 7% Convertible Subordinated Notes); (8) changes in the nature of business conducted or ceasing operations at the principal operating properties; and (9) commodities hedging to no more than 90% of annual palladium production and 75% of annual platinum production (excluding the sales covered by the company's marketing contracts and similar agreements). The company is also subject to financial covenants, including a debt to operating cash flow ratio, a debt service coverage ratio and a debt to equity ratio.

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

     During 1999 and 2000, as a result of delays in the expansion plan, the company did not comply with certain production covenants set forth in the credit facility. The bank syndicate has granted waivers of these covenants that are effective until April 30, 2001, and consented to the $30 million offering of Tax Exempt Facility Revenue Bonds, Series 2000, through the State of Montana Board of Investments. The company is currently seeking to refinance the credit facility, however, there can be no assurance that the company will be successful. The company is in compliance with all other aspects of the credit agreement, including all financial covenants as of September 30, 2000.

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

     In May 2000, the FASB Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives (the consensus).
The consensus requires the reduction in or refund of the selling price of the product or service resulting from any cash sales incentive to be classified as a reduction of revenue. The consensus is effective for all reporting periods beginning after May 18, 2000. In July 2000, the EITF reconsidered the transition provisions of Issue No. 00-14. The EITF concluded that a registrant should apply the consensus no later than the required implementation date for SAB 101 (i.e. no later than the fourth quarter of the registrant's fiscal year beginning after December 15, 1999). The company currently classifies sales discounts associated with its long-term sales contracts as components of cost of metals sold. Accordingly, the company's application of the consensus will have an impact on the reported revenues and cost of metals sold, and although such impact has not been determined, it is currently not believed to be material. Application of the consensus should have no impact on reported earnings, comprehensive income, or financial position.

Forward Looking Statement; Factors That May Affect Future Results and Financial Condition

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include comments regarding development and other activities associated with the expansion plan, anticipated capital expenditures and sources of financing for capital expenditures, renegotiation of our credit facility and our future compliance thereunder and the effect of new accounting rules. In addition to factors discussed below, the factors that could cause actual results to differ materially include, but are not limited to, the following: supply and demand of palladium and platinum, loss of a significant customer, our dependence upon a few significant customers, labor difficulties, inadequate insurance coverage, government regulations, property title uncertainty, unexpected events during expansion, fluctuations in ore grade, tons mined, crushed or milled, complexity of processing platinum group metals, difficulty of estimating reserves accurately, dependence upon a single mine, amounts and prices of the company's forward metals sales under hedging and supply contracts and geological, technical, permitting, mining or processing issues. For a more detailed description of risks attendant to the business and operations of Stillwater and to the mining industry in general, please see the risks set forth below, and the company's other SEC filings, in particular the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Vulnerability to Metals Price Declines--Changes in supply and demand could reduce market prices and significantly impact profitability.

    Since the company's sole source of revenue is the sale of platinum group metals, changes in the market price of platinum group metals significantly impact revenues and profitability. The prices for platinum group metals have recently risen significantly. As a result of such price increases, the company's revenues and profitability in 1999 increased despite a decrease in overall production. A decline in the market price of platinum group metals could materially adversely affect the revenues and profitability of the company and could limit the company's ability to successfully implement and finance its current expansion plans. Furthermore, if platinum group metals prices should decline below the company's cash costs of production and remain at such levels for any sustained period, the company could determine that it is not economically feasible to continue commercial production. The company's cash costs of production per ounce of metal were $199 for the year ended December 31, 1999 and $310 for the quarter ended September 30, 2000. The company's total costs of production per ounce of metal were $232 for the year ended December 31, 1999 and $353 for the quarter ended September 30, 2000. The recent increase in platinum group metals prices is illustrated in the following table which sets forth the average daily closing prices for palladium and platinum for the periods indicated:

                                                                                                 2000 (through
                                    1996               1997            1998          1999        September 30)
                             -------------------   --------------   -----------   -----------   ---------------
Palladium ($ per ounce)                    $ 128            $ 177         $ 284         $ 358              $641

Platinum ($ per ounce)                     $ 397            $ 396         $ 372         $ 377              $528

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

    Continued high PGM prices may lead users of PGMs to substitute other base metals and other materials for palladium and platinum. The automobile, electronics and dental industries are the three largest sources of palladium demand. In response to supply questions and high market prices for palladium, some auto companies may seek alternatives to their consumption of palladium. Although there are lower cost alternatives to high palladium content dental alloys, there appears to have been only limited substitution to date. There has been some substitution of other base metals for palladium in electronics applications. Substitution in all of these industries may increase significantly if PGM market price continues to rise.

     The company enters into hedging contracts from time to time in an effort to reduce the negative effect of price changes on the company's cash flow. These hedging activities typically consist of contracts that require the company to deliver specific quantities of metal in the future at specific prices and the sale of call options and the purchase of put options in tandem. In addition, the company has entered into long-term sales contracts that provide floor and ceiling prices for sales of a portion of the company's production.

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

     In January 2000, the company announced that it expects to reach the annualized 1.2 million ounce production by the end of 2002, approximately one year behind the original schedule. During 1999 and 2000, the company experienced difficulties in the expansion of the Stillwater Mine associated with the need to remove and dispose of large quantities of rock in order to correct the shortfall of developed working faces and convert the company's probable reserves into proven reserves, materials handling bottlenecks and increased dilution resulting from narrower ore width and lower mine productivity.

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

     Based on the complexity and uncertainty involved in development projects at this early stage, it is extremely difficult to provide reliable time and cost estimates. The company cannot be certain that either the Stillwater Mine expansion or the development of East Boulder will be completed on time or at all, that the expanded operations will achieve the anticipated production capacity, that the construction costs will not be higher than estimated, that the expected operating cost levels will be achieved or that funding will be available from internal and external sources in necessary amounts or on acceptable terms. Furthermore, the Stillwater Mine has never been operated at a rate of 3,000 tons of ore per day. In the course of seeking to increase production to reach that level, the company has experienced difficulties resulting from development shortfalls and productions constraints including underground materials haulage constraints, equipment unavailability, operational inconsistencies and service interruptions. Due to these difficulties, the company's production decreased from approximately 444,000 ounces in 1998 to 409,000 ounces in 1999. During 1999 the company retained Bechtel Corporation and MRDI, USA, a division of AGRA Simons Limited, to assist it in re-evaluating the project development schedule, mine planning, and capital and operating cost estimates. The company concluded its analysis with respect to the Stillwater Mine and announced its revised production goals, cost estimates and the anticipated expansion schedule for the Stillwater Mine. The company cannot be certain that it will not continue to experience difficulties and delays as it increases production.

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

     The company has also retained Bechtel Corporation and MRDI, USA to conduct a review of the East Boulder project. The company expects to conclude this analysis with respect to the East Boulder Mine by the end of the first quarter of 2001 when the company expects to announce any changes in production goals, cost estimates and anticipated expansion schedule for the East Boulder mine, which changes may be significant.

Compliance with Bank Credit Agreement

     The company's agreement with the syndicate of banks, led by the Bank of Nova Scotia, provides a credit facility that is being used to finance a portion of the expansion plan and contains certain covenants relating to the accomplishment of project milestones and certain other production covenants. During 1999 and 2000, as a result of problems encountered with our expansion plans, the company did not comply with certain production covenants. The bank syndicate has granted waivers of these covenants that are effective until April 30, 2001. The company is seeking to renegotiate, refinance or replace the credit facility. As a result the debt has been classified as a current liability as of September 30, 2000. In the event the company is unable to renegotiate, refinance or replace the existing credit facility by April 30, 2001, it may not be able to obtain an additional waiver of the production covenants from the bank syndicate. If this occurs, the company would be in default under the existing credit facility and would be required to seek alternative financing, which may not be available, and which could adversely impact operating and capital costs or affect project completion.

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

     As of September 30, 2000, the company had sold forward 4,000 ounces of platinum for delivery in 2000 at an average price of $402.50 per ounce pursuant to forward sales contracts. The company has also sold forward 27,500 and 2,500 ounces of palladium to be delivered in 2001 and 2002, respectively, at an average price of $695.50 per ounce pursuant to forward sales contracts. The fair value of the company's forward sales contracts resulted in an unrealized loss of approximately $0.7 million at September 30, 2000. For anticipated production in the fourth quarter of 2000, the company has established put and call options on 15,000 ounces of palladium production at $324 and $419, respectively. For anticipated production in the year 2001, the company has established put and call options on 5,000 ounces of palladium at $324 and $419, respectively. The fair value of the company's put and call options resulted in an unrealized loss of approximately $6.4 million at September 30, 2000. These put and call options work together as collars under which the company receives the difference between the put price and market price only if the market price is below the put price and the company pays the difference between the call price and the market price only if the market price is above the call price. The company's put and call options are settled at maturity.

     In addition, the company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation covering the sale of palladium and platinum over the five-year period from January 1999 through December 2003. Under these contracts, the company has committed all of its annual palladium production and approximately 20% of its platinum production. Furthermore, the company's contract with General Motors Corporation provides for automatic extension of the contract until the company has delivered an aggregate of 1.4 million ounces of palladium if it fails to meet this threshold by December 31, 2003. Each contract with General Motors, Ford and Mitsubishi represents over 10% of the company's revenues and together represent approximately 75%. The contracts provide for a floor price on 45% of the company's palladium production sold under the contracts at $225 per ounce, and a floor price of $230 per ounce on the remaining 55% of palladium production sold. The contracts also provide for a ceiling price of $400 per ounce on approximately 30% of the company's palladium production sold under the contracts. These contracts provide for floor prices for platinum production sold under these contracts at $350 per ounce and ceiling prices ranging from $425 to $430 per ounce on our platinum production sold under these contracts.
At September 30, 2000, the market prices for palladium and platinum were $712 and $569 per ounce, respectively. If market prices of palladium and platinum continue substantially above the price ceilings provided for in these contacts, the company will forego significant revenue.

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

Interest Rate Risk

     At the present time, the company has no financial instruments in place to manage the impact of changes in interest rates. Therefore, it is exposed to changes in interest rates that effect the credit facility which carries a variable interest rate based upon LIBOR or an alternative base rate. At September 30, 2000, approximately $120.6 million had been borrowed at an interest rate of 8.75%.

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


                                  STILLWATER MINING COMPANY
                                        (Registrant)



Date:  October 17, 2000           By: /s/ William E. Nettles
                                      ------------------------------------------
                                      William E. Nettles
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)



Date:  October 17, 2000
                                  By: /s/ James A. Sabala
                                      ------------------------------------------
                                      James A. Sabala
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)