Form 10-K405
period 2000-12-31
STILLWATER MINING CO /DE/
filed 2001-03-30
CIK 931948

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                  737 PALLADIUM PLACE, COLUMBUS, MONTANA 59019
             (Address of principal executive offices and zip code)

              (Registrant's telephone number, including area code)
                                 (406) 322-8700

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
         Common stock, $.01 par value                   The American Stock Exchange
       Preferred Stock Purchase Rights                  The American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 16, 2001, assuming a price of $27.50 per share, the closing sale price on the American Stock Exchange, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates was approximately $1.1 billion.

     As of March 16, 2001, the company had outstanding 38,697,279 shares of common stock, $.01 par value.

     Documents Incorporated by Reference: Part III, Items 10, 11, 12 and 13 incorporate by reference certain specifically identified portions of Stillwater Mining Company's Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                     PART I
ITEMS 1 AND 2      BUSINESS AND PROPERTIES.............................................  3

ITEM 3             LEGAL PROCEEDINGS................................................... 27

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 27

                                     PART II

ITEM 5             MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS................................................. 28

ITEM 6             SELECTED FINANCIAL AND OPERATING DATA............................... 29

ITEM 7             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS........................................... 31

ITEM 7A            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........... 37

ITEM 8             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................... 39

ITEM 9             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE............................................ 65

                                    PART III

ITEM 10            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................. 65

ITEM 11            EXECUTIVE COMPENSATION.............................................. 65

ITEM 12            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...... 65

ITEM 13            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 65

                                     PART IV

ITEM 14            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.... 66

                                     PART I

                                  ITEMS 1 AND 2
                             BUSINESS AND PROPERTIES

                        INTRODUCTION AND 2000 HIGHLIGHTS

         Stillwater Mining Company (the company) mines, processes and refines to a PGM rich filter cake palladium, platinum and associated metals (platinum group metals or PGMs) from a geological formation in southern Montana known as the J-M Reef. The J-M Reef is the only known significant source of platinum group metals outside South Africa and Russia. Associated by-product metals of PGMs include rhodium, gold, silver, nickel and copper. The J-M Reef is an extensive mineralized zone containing PGMs which has been traced over a strike length of approximately 28 miles. All of the company's current mining operations are conducted at the Stillwater Mine in Nye, Montana. The company is currently expanding production at the Stillwater Mine and the company is developing a second mine at the East Boulder Mine approximately 13 miles away on the west end of the J-M Reef.

         PGMs are rare precious metals with unique physical properties that are used in diverse industrial applications and in the jewelry industry. The largest and fastest growing use for PGMs is in the automotive industry for the production of catalysts that reduce automobile emissions. Palladium is also used in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices, as well as dental applications. Platinum's largest use is for jewelry. Industrial uses for platinum, in addition to catalysts, include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasolines and fuel cells.

         At December 31, 2000, the company had proven and probable reserves of approximately 35.6 million tons of ore with an average grade of 0.71 ounce of PGMs per ton containing approximately 25.3 million ounces of palladium and platinum in a ratio of approximately 3.3 parts palladium to one part platinum. See "Business and Properties -- PGM Ore Reserves".

Highlights of the year 2000 included:

o Revenues increased 49% to $225.2 million in 2000, primarily as a result of record PGM prices, and the company reported net income of $61.5 million in 2000 compared to a net income of $37.2 million in 1999.

o During 2000, the company continued to implement a plan designed to increase PGM production to an estimated annualized rate of 1.0 million ounces by year-end 2003. The plan consists of an expansion of the existing Stillwater Mine from the current production capacity of 2,000 tons of ore per day to 3,000 tons of ore per day when completed. During 2001, the company expects to mine an average of 2,300 tons of ore per day at the Stillwater Mine compared to an average of approximately 1,900 tons per day during 2000. As a result, total PGM production is expected to be approximately 500,000 ounces in 2001 compared to 430,000 in 2000. The company will continue construction of a second mine approximately 13 miles to the west of Nye, the East Boulder Mine, designed to process ore at the rate of 2,000 tons per day. The East Boulder Mine is expected to commence commercial production during 2002. In addition, in early 2000, the company completed the expansion of its existing smelter and expects to complete expansion of the its refinery in early 2001. See "Business and Properties".

o The total cash costs of production per PGM ounce were $264 in 2000 compared to $198 in 1999. The increase in per ounce operating costs is the result of higher royalties and taxes associated with higher metals prices of $18 per ounce, higher mining costs resulting from the use of outside contractors of $18 per ounce, increased mine tonnage of $18 per ounce and higher support services associated with the company's expansion efforts of $12 per ounce.

o Cash flow from operations increased to $117.7 million in 2000 compared to $67.8 million in 1999.

o In February 2001, the company announced the completion of a $250 million credit facility.

         For a discussion of risks associated with the company's business, please read "Business and Properties--Current Operations", "--Expansion Plan", and "--Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

         The company was incorporated in 1992 and on October 1, 1993, Chevron and Manville transferred substantially all assets, liabilities and operations at Stillwater to the company, with Chevron and Manville each receiving a 50% ownership interest in the company's stock. In September 1994, the company redeemed Chevron's entire 50% ownership. The company completed an initial public offering in December 1994, and Manville sold a portion of its shares through the offering reducing its ownership percentage to approximately 27%. In August 1995, Manville sold its remaining ownership interest in the company to institutional investors. The company's common stock is publicly traded on the American Stock Exchange under the symbol "SWC."

                             GEOLOGY OF THE J-M REEF

         The Stillwater Complex, which hosts the J-M Reef, is located in the Beartooth Mountains in south central Montana. It is situated along the northern edge of the Beartooth Plateau, which rises to elevations of over 10,000 feet. This plateau is deeply dissected by several rivers and their tributaries, including the Stillwater River towards the eastern end of the reef and the Boulder River near the western end of the reef. Both of these rivers have eroded their valley floors resulting in deep valleys cut into the gently undulating elevated plateau.

         Geologically, the Stillwater Complex is composed of an assemblage of mafic and ultramafic rocks derived from a single, large, buried magma body emplaced an estimated 2.7 billion years ago. The molten rock was sufficiently fluid at the time of emplacement to allow individual minerals to crystallize sequentially, with the heavier, more basic, darker minerals crystallizing first, and sinking towards the bottom, leaving the lighter, more siliceous light-colored minerals to crystallize out later to produce bands of norite, gabbro and anorthosite which can be traced across most of the strike length of the complex. Over time a portion of the original horizontal orientation of the reef was changed as the reef was tilted at an angle of 50 to 90 degrees to the north. The upper portion of the complex was eroded away to produce the essentially lenticular-shaped exposure of the reef evident today. The reef has been identified for 28 miles in an east-southeasterly direction.

         The PGMs, which consist primarily of palladium, platinum and a minor amount of rhodium, are concentrated in one principal layer, known as the J-M Reef, along with small amounts of nickel, copper, silver and gold. The J-M Reef appears to form a continuous layer which is exposed from the highest ridges over 9,500 feet above sea level to the deepest valleys almost a mile below the surface of the plateau. The mineralized interval has been demonstrated to have a vertical continuity exceeding 7,600 feet.

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

                                PGM ORE RESERVES

         The company's proven and probable palladium and platinum ore reserves as of December 31, 2000 and 1999 are set forth below and were 35,559,000 tons and 36,293,000 tons, respectively, with an average grade of 0.71 ounces per ton and 0.71 ounces per ton, respectively. The reserves are based on a cut-off grade of 0.3 ounces of palladium and platinum per ton, and assume prices for palladium and platinum of $225 and $350 per ounce, respectively. Proven and probable reserves give effect to an average mining dilution of 10% at zero grade based on actual mining experience.

         The December 31, 2000, ore reserves were reviewed by Behre Dolbear & Company, Inc. ("Behre Dolbear"), independent consultants, who are experts in mining, geology and ore reserve determination. The company has utilized Behre Dolbear to carry out independent reviews and inventories of the company's ore reserves since 1990. The ore reserves have been audited by Behre Dolbear in alternating years with the last audit occurring at December 31, 1999. See "Business and Properties - Risk Factors - Difficulty of Estimating Reserves Accurately - Reserves are very difficult to estimate and reserve estimates may require adjustment in the future; changes in ore grades could materially impact our production."

                                ORE RESERVES(1)

                                       DECEMBER 31, 2000                         DECEMBER 31, 1999
                            -------------------------------------      ---------------------------------------
                                         AVERAGE     CONTAINED(3)                    AVERAGE       CONTAINED(3)
                             TONS(1)     GRADE(3)      OUNCES          TONS(1)       GRADE(3)         OUNCES
                             (000'S)   (OUNCE/TON)     (000'S)         (000'S)     (OUNCE/TON)       (000'S)
                             -------   -----------   ------------      -------     -----------     ------------
Proven Reserves               2,694        0.75         2,020            1,764         0.74            1,311
Probable Reserves (2)        32,865        0.71        23,243           34,529         0.71           24,352
                             ------        ----        ------           ------         ----           ------
Total Proven and Probable
  Reserves                   35,559        0.71        25,263           36,293         0.71           25,663
                             ======        ====        ======           ======         ====           ======

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

    (2) Total probable reserves include 13.3 million tons at December 31, 2000 and 1999 in the area of East Boulder. Significant capital investments will be required to access the East Boulder reserves and are currently underway. See "Business and Properties -Current Operations - East Boulder Mine."

    (3) Expressed as palladium plus platinum ounces per ton at a ratio of 3.3 parts palladium to one part platinum, before processing losses of approximately 10%.

         Reserves are consumed during mining operations and the company generally replaces reserves by drilling on a close-spaced pattern mineralized material which has been identified geologically but not yet established as proven and probable reserves. Because of the expense of the close-spaced drilling necessary to generate proven mining reserve estimates, the company has set an objective to achieve and maintain proven reserves to support approximately three years of mine production.

                               CURRENT OPERATIONS

STILLWATER MINE

         The company's current mining operations take place at the Stillwater Mine, an underground mine that accesses the eastern side of the J-M Reef from nearby Nye, Montana. In addition, the company owns and maintains ancillary buildings which contain the concentrator, shop and warehouse, changing facilities, headframe, hoist house, paste plant, storage facilities and office. All structures are located within its 1,340 acre operating permit area at the Stillwater Mine. The Stillwater Mine is primarily located on federal land and is wholly owned and operated by the company. The mine is located approximately 85 miles southwest of Billings, Montana and is accessed by a paved road. The mine has adequate water and power from established sources.

MINING

         The Stillwater Mine accesses a five-mile segment of the J-M Reef, between the elevations of 6,700 and 3,100 feet above sea level. Access to the ore at the Stillwater Mine is by means of a 1,950-foot vertical shaft and by horizontal adits and drifts driven parallel to the strike of the J-M Reef at vertical intervals of between 200 feet and 300 feet. Adits have been driven from the surface in the Stillwater Valley at elevations of 5,000 feet above sea level or more. Five drifts have been developed below the valley floor by ramping down from the 5,000-foot level to extract ore from the reef down to the 4,000-foot elevation. Four major levels below the 5,000-foot level are accessed from the shaft and shaft ramp system.

         The 1,950-foot vertical shaft was constructed between 1994 and 1997 as part of the company's plan to double output from 1,000 to 2,000 tons of ore per day and was sunk adjacent to the concentrator to increase efficiency of the operation. All ore and waste are crushed before being hoisted up the shaft. The production shaft and underground crushing station reduced haulage times and costs, improved the material handling of ore and waste and improved the grinding capabilities of the concentrator. Ore from those areas above the 5,000-foot west elevation is hauled to the surface by train. Waste not used for backfill in underground excavations is hauled to the surface or hoisted up the shaft, depending on its location, and used in the rock embankment of the tailings dam or placed in the permitted waste disposal sites.

         Prior to 1994, almost all of the company's mining activities utilized "cut-and-fill" stoping methods. This method extracts the orebody in ten-foot high horizontal cuts. The open space created by the extraction of each cut is filled with waste rock and coarse concentrator tailings and becomes the floor for the next level of mining as the process moves upward. Commencing in 1994, the company introduced two mechanized mining methods: "ramp-and-fill" and "sub-level stoping." Ramp-and-fill is a mining method in which a succession of horizontal cuts are extracted from the orebody using mobile equipment. Access to the orebody is from ramps driven in or adjacent to the orebody allowing the use of hydraulic drills and load haul dump equipment. Sub-level stoping is a mining method in which blocks of the reef approximately 50 feet high and up to 75 feet in length are extracted in 30-foot intervals utilizing mobile electric hydraulic long-hole drills and remote control rubber tired load haul dump equipment. The reef is mined in a retreat sequence and mined out areas are filled with development waste. Mechanized mining accounts for approximately 95% of total tons mined in 2000. During 2001, the company will investigate utilizing the underhand cut and fill method as a fourth mining alternative. This method extracts the orebody in horizontal cuts with each horizontal cut being filled with paste fill material. This method is successfully utilized in underground mines with characteristics similar to the Stillwater Mine. The company designates the appropriate mining method to be used on a stope-by-stope basis.

PRODUCTION

         During 2000, the company produced approximately 430,000 ounces of palladium and platinum, compared to approximately 409,000 ounces in 1999 and approximately 444,000 ounces in 1998. See "Selected Financial and Operating Data". The company's total cash costs were $264 per ounce in 2000 compared to $198 per ounce in 1999. The increase in per ounce operating costs is the result of higher royalties and taxes associated with higher metals prices of $18 per ounce, higher mining costs resulting from the use of outside contractors of $18 per ounce, increased mine tonnage of $18 per ounce and higher support services associated with the company's expansion efforts of $12 per ounce.

         The plan involves increasing the Stillwater Mine production rate to 3,000 tons of ore per day and initiating production at its East Boulder Mine with a production rate of 2,000 tons per day when completed. In addition, when excess concentrator capacity is available, the company also processes certain subgrade material that is below ore grade but still contains significant PGM value. The company is implementing a plan with a long-term goal of reaching an annualized rate of production of approximately one million ounces by year-end 2003. See "Business and Properties - Expansion Plan".

CONCENTRATION

         The company processes ore through a concentrator plant adjacent to the Stillwater Mine. Ore is fed into the concentrator, mixed with water and ground to a slurry in the concentrator's mill circuit to liberate the PGM-bearing sulfide minerals from the rock matrix. Various reagents are added to the slurry to separate the valuable sulfides from the waste rock in a flotation circuit. In this circuit, the sulfide minerals are floated, recycled, reground and refloated to produce a concentrate suitable for further processing. The flotation concentrate, which represents approximately 1% of the original ore weight, is filtered, dried and transported in trailers approximately 46 miles to the company's metallurgical complex in Columbus, Montana. Approximately 60% of the material discarded from this process is used for backfill in the mine, with the balance placed in tailings containment areas. Mill recovery of PGMs was 91% for 2000, 1999 and 1998.

         In 1998, the company received an amendment to its existing Operating Permit which provides for the construction of a lined tailings impoundment that will serve the Stillwater Mine for approximately the next thirty years. During 1999, construction was commenced on the tailings impoundment which was completed in late 2000. See "Business and Properties - Current Operations - Regulatory and Environmental Matters - Permitting and Reclamation".

EAST BOULDER MINE

         The East Boulder Mine, which is 13 miles west of the Stillwater Mine, will provide western access to the J-M Reef, located approximately 32 miles south of Big Timber, Montana. The property is accessed via a Forest Service road and all necessary utilities exist for operations. The East Boulder property is wholly owned by the company and subject to an overriding royalty interest of 5% of the net revenue. Development consists of construction of an underground mine and support facilities, including an underground crusher, a surface concentrator and ancillary underground and surface facilities. These facilities are designed to allow expansion beyond 2,000 tons of ore per day should this be economically justified and if existing operating permits are amended.

         The company has acquired two tunnel boring machines for development of East Boulder. During the second quarter of 1998, the company commenced to drive a 18,500-foot long, 15-foot diameter tunnel which was completed in the third quarter of 2000. In the first quarter of 1999, the company commenced drilling a second tunnel which was completed to its planned length of 20,601 feet in the fourth quarter of 2000. The company is continuing to utilize the second tunnel boring machine to develop additional underground access parallel to the orebody.

         Additional development activities during 2000 included design engineering, site development and construction of surface facilities, encompassing tailings impoundment, concentrator, office/dry and ancillary facilities. At December 31, 2000, the company had invested $169.4 million, excluding capitalized interest, at the East Boulder Mine.

         During the fourth quarter of 1999, the company contracted with two independent engineering firms, Bechtel Corporation and MRDI, USA, a division of AMEC-Simons, to conduct a review of the project parameters for the East Boulder Mine. The study analyzed the project's development schedule, mine planning, capital and operating requirements. During the fourth quarter of 2000, a diamond drilling program of 132 holes was completed to delineate ore reserves in the initial mining area. The information from the drilling program is being utilized to design the initial mine plan including development plans, production profile and operating and capital cost estimates.

         The grade that is indicated from the limited drill program is comparable to the previously calculated undiluted resource grade of 0.63 ounce per ton with horizontal widths of 6.8 feet, compared to 7.2 feet at the Stillwater Mine. The drill program also indicates that mill feed grades from the initial mining area, which represents approximately 70,000 tons of ore, will be in the range of 0.51 ounce per ton, compared to the probable reserve average of
0.71 ounce per ton for the entire East Boulder deposit. If this grade were to persist as development proceeds, it would limit annual PGM production to 330,000 ounces at the permitted 2,000 tons of ore per day.

         The drill program does indicate a high degree of continuity in the orebody at East Boulder making available 140 tons of ore per foot of footwall lateral, compared to 70 tons at the Stillwater Mine. This higher tonnage yield will have a beneficial effect on mine productivity and the cost of production. The higher yield may also allow for the selection of more mechanized mining methods and also reduce sustaining development necessary to maintain a given production rate.

         These limited drill results are instructive but not necessarily indicative of results that will be realized from continuing mine development and drilling. Ongoing sill excavation, diamond drilling and a test stope planned for the second half of 2001 will provide additional data for planning analysis. The total effect of these results will be better understood when the additional drilling, together with the work to refine the detailed mine plan and the test stoping is completed later in 2001.

         During 2001, the company expects to continue underground development, detailed engineering and commissioning of the concentrator and ancillary facilities at East Boulder. The East Boulder Mine is expected to begin commercial production during 2002. The company currently estimates the cost of developing the project to enable it to commence initial production at approximately $370 million, compared to the previous estimate of $270 million. Of the $100 million increase, $41 million is attributable to changes in project scope, $27 million is due to additional ground supports and schedule slippage due to unforeseen ground conditions in the tunnel driving process, $23 million is attributable to the use of mining contractors rather than Stillwater crews for mine development and construction and the remaining $9 million is a management reserve for unforeseen project risks. Additional sustaining capital expenditures will be necessary to achieve and maintain the mine's initial design capacity of 2,000 tons of ore per day. This estimated cost and schedule may change based upon the results of the mining planning work to be completed during 2001.

EXPLORATION ACTIVITIES

         Only small portions of the 28-mile strike length of the J-M Reef have been exposed to drilling and development sufficient to allow for the delineation of reserves. Because of the magnitude of its current reserves, the company's exploration activities are limited. The company's focus is on its PGM reserves and mineralization of the J-M Reef, rather than exploring for or attempting to acquire additional developed or undeveloped ore reserves. Consequently, exploration does not represent a significant expenditure for the company.

METALLURGICAL COMPLEX

         Smelting. The company's metallurgical complex is located in Columbus, Montana and consists of the precious metals smelter and refinery. Concentrate from the mine site is fed to a 1.5 megawatt electric furnace, where it is melted and separated into a silica oxide rich slag and a PGM rich matte.

         The matte is tapped from the furnace and granulated. The granulated furnace matte is re-smelted in a top blown rotary converter (TBRC), which separates iron from the converter matte. The converter matte is poured from the TBRC, granulated and transferred to the refinery for further processing. The granulated converter matte, approximately 10% of the original smelter feed weight, consists of copper and nickel sulfides containing about 2% PGMs.

         The gasses released from the smelting operations are routed through a gas/liquid scrubbing system, which removes approximately 99.8% of the sulfur dioxide. Spent scrubbing solution is treated in a process that converts the sulfur dioxide to gypsum, or calcium sulfate, and regenerates clean scrubbing solution. The gypsum is used by local farmers as a soil amendment.

         Smelter capacity has been expanded twice since 1997, increasing the daily smelting capacity from 22 tons of concentrate per day to 32 tons of concentrate per day. Feed and power control systems for the existing furnace were modified, a second top blown rotary converter was added and the gas handling and solution regeneration systems were upgraded. The company completed construction of a smelting facility designed to provide smelting capacity of 100 tons of concentrate per day. The new facility consists of a larger furnace, an additional top blown rotary converter, an additional granulator and additional gas handling and solution regeneration systems. During 2001, the company will add an additional TBRC to the existing facility.

         Refinery. In 1996, the company constructed and commissioned the refinery in Columbus, Montana, which utilizes the patented Sherritt Process, whereby sulfuric acid is used to dissolve the nickel, copper, cobalt and iron from the converter matte. This process upgrades the converter matte product over 25 to 30 times (from 2% PGMs to 55-60% PGMs). Following its expansion, which is expected to be completed in the first half of 2001, the refinery will have a capacity sufficient to provide refining capacity for both the Stillwater and East Boulder Mines for the foreseeable future.

         The iron is precipitated out of the solution and returned to the smelter to be processed and removed in the slag. A sulfate solution of dissolved nickel, copper and cobalt has been shipped via truck to an outside refiner located in Canada. The company was paid for a portion of the nickel and cobalt content of the solution. In the first half of 1999, the company completed construction of the second stage of a copper/nickel refinery. A copper electrowinning circuit was installed to remove copper from solution as a cathode copper. As a result, copper byproducts are now shipped to a copper smelter pursuant to a sales contract. The company is in the process of completing construction of a nickel sulfate crystallizer circuit, which will convert the solution into a crystal product. This product will be shipped to Canada for refining pursuant to a sales contract.

         A resulting PGM rich filter cake is shipped via air freight to two different refineries and is returned to the account of the company as 99.95% PGM sponge after approximately 18-35 days. The refined material is then available for delivery to the company's customers. The company pays its refiners a refining charge in United States dollars per ounce for the toll processing of the refinery filter cake.

SECONDARY MATERIALS PROCESSING

         Recycled autocatalysts are processed by the company through the metallurgical complex. A sampling facility for secondary materials was completed in late 1997 to crush and sample spent catalysts prior to being added to the electric furnace. Several test lots were processed during 1997 to determine that the spent auto catalysts were suitable for processing at the company's facilities. During 1998, the company began processing small shipments of spent auto catalysts. In 1999 the facility processed approximately 356 tons of spent catalysts. In 2000, it processed 795 tons, a 123% increase.

OTHER PROPERTIES

         The company owns a 37,199 square foot smelter plant and 45,600 square foot refinery located in Columbus, Montana, as well as a 17,600 square foot warehouse facility. The company also leases a 10,100 square foot office building in Columbus. In February 2001, the company headquarters were relocated to Columbus. The company believes that its existing facilities are adequate to service current production levels. The company also owns additional parcels of land totaling approximately 3,024 acres in Stillwater County, Montana and additional properties in Big Timber, Montana which are used as support facilities. All of the company properties are subject to a mortgage in favor of the company's banking syndicate. Non-mining properties are also subject to a mortgage in favor of Chevron and Manville.

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

         During 1998, the company entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation, each of whom represent more than 10% of the company's revenues. The contracts apply to the company's production over the five-year period from January 1999 through December 2003. Under the original contracts, the company committed between 90% to 100% of its palladium production and 20% of its platinum production. Metal sales were priced at a modest discount to market. The remaining production was not committed under these contracts and remains available for sale at prevailing market prices. In November 2000, two of these contracts were amended to extend the terms and to modify the pricing mechanisms. The contracts apply to portions of the company's production over the ten-year period through December 2010 and provide for a floor and ceiling price structure, as summarized below:

                                    PALLADIUM                                                 PLATINUM
                 --------------------------------------------------    ------------------------------------------------------
                   % of       Avg. Floor     % of     Avg. Ceiling        % of       Avg. Floor       % of       Avg. Ceiling
     Year        Production     Price     Production     Price         Production       Price      Production        Price
                 -----------  ----------  ----------- ------------     ----------    ----------    ----------    ------------
     2001              90%     $348.06         30%      $400.00            80%         $406.25         32%         $585.16
     2002              90%     $348.06         30%      $400.00            80%         $406.25         32%         $585.16
     2003              90%     $336.94         30%      $400.00            80%         $406.25         32%         $585.16
     2004              90%     $362.50         36%      $618.10            60%         $425.00         12%         $850.00
     2005              90%     $347.22         14%      $975.00            60%         $425.00         12%         $850.00
     2006              70%     $400.00       17.5%      $975.00            60%         $425.00         12%         $850.00
     2007              70%     $400.00       17.5%      $975.00            60%         $425.00         12%         $850.00
     2008              70%     $385.00       17.5%      $975.00            60%         $425.00         12%         $850.00
     2009              70%     $380.00       17.5%      $975.00            60%         $425.00         12%         $850.00
     2010              70%     $375.00       17.5%      $975.00            60%         $425.00         12%         $850.00

         At March 16, 2001, the market prices for palladium and platinum were $803 and $586 per ounce, respectively. The sales contracts provide for adjustments to ounces committed based on actual production. The sales contracts contain termination provisions that allow the purchasers to terminate in the event the company breaches certain provisions of the contract and the breach is not cured within periods ranging from 10 to 30 days of notice by the purchaser. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The company has historically entered into hedging instruments from time to time to manage the effect of price changes in palladium and platinum on the company's cash flow. Prior to 1999, hedging activities typically consisted of "forward delivery contracts" for future deliveries of specific quantities of PGMs at specific prices, or the sale of call options and the purchase of put options. Gains or losses can occur as a result of hedging strategies. Hedging losses of $15.8 million, $0.3 million and $26.8 million were realized in 2000, 1999 and 1998.

         As of December 31, 2000, the company had 27,500 and 2,500 palladium ounces of financially settled forwards for delivery in 2001 and 2002, respectively, at an average price of $696 per ounce. For production in the year 2001, the company has established cashless put and call options collars on 5,000 ounces of palladium at $324 and $419 per ounce, respectively. The company enters into cashless put and call option collars under which the company receives the difference between the put price and the market price only if the market price is below the put price and the company pays the difference between the call price and the market price only if the market price is above the call price. The company's put and call options are financially settled at maturity. The company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the company's hedge contract prices by a predetermined margin limit. On January 1, 2001, the fair value of the derivative hedging instruments outstanding was a liability of $10.0 million.

TITLE AND ROYALTIES

         The company holds 995 patented and unpatented lode or millsite claims covering approximately 16,000 acres of the J-M Reef located on federal land. The company believes that approximately 130 of these claims cover 100% of the known apex of the J-M Reef. Applications for patents covering 172 of the claims, for a total area of 2,876.9 acres, have been submitted. Of those submitted, patents to 34 claims covering an area of 574.8 acres have been granted; 135 claims covering 2,249.4 acres have had first half final certificates issued. The company is currently working with the United States Forest Service (USFS) to ensure the proper allocation of personnel and other resources required for the USFS to complete the mineral examination process (the process by which a determination is made as to whether a discovery of valuable minerals exists) on the 135 claims which have first half final certificates issued. The company expects that this process will take another year or more to complete. During the last quarter of 2000, the mineral report was completed for 56 of the 135 claims that cover the western portion of the complex. The completed mineral report, along with the patent applications, were sent to the Director of the U.S. Department of the Interior for review and action. The patent applications and the 135 claims covered thereby will then undergo several levels of review within the U.S. Department of the Interior before submission to the Secretary for signature. There can be no guarantee as to whether patents will ever be issued for the 135 claims currently being processed. Another company claim leased from the Mouat family and acquired through an agreement with Anaconda Minerals Inc. was patented many years ago. The remaining claims either adjoin the apex of the J-M Reef or provide sites for surface operations.

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

         Of the company's 995 controlled claims, 869 are subject to royalties, including 711 subject to a 5% net smelter royalty payable to Franco Nevada Mining Corporation, Limited, 56 subject to a 0.35% net smelter royalty payable to the Mouat family, and 102 subject to both royalties. During 2000, 1999 and 1998, the company paid royalties of approximately $6.0 million, $3.0 million and $3.3 million, respectively.

SAFETY

         Current mine operations are conducted at the Stillwater Mine and at the East Boulder Mine and involve the use of heavy machinery and drilling and blasting in confined spaces. The company's lost time accident rate was 2.2 in 2000, down from 6.0 in 1999. Management has implemented additional safety training programs and has vigorously applied the "Neil George Five-Point Safety System," which is well known to the underground hard rock mining industry. This program encourages daily interaction between employees and supervisors with a specific focus on safety and requires subsequent documentation of that interaction. Management believes that reductions in accident frequency are achievable.

         Safety is a primary concern of the company, and the company believes that training is a key element in accident prevention. Forty hours of safety training are required before inexperienced employees may start working underground, and yearly retraining in first aid, accident prevention techniques and equipment handling are mandatory for each mining employee.

         The metallurgical complex in Columbus, Montana maintained an exemplary safety record in 2000 with zero lost time accidents and once again was the recipient of the Governor's Safety and Health Achievement Award. The complex is the first ever four-time recipient of this Award. The smelter (for the seventh consecutive year) and the base metals refinery (for the third consecutive year) were granted the Sharp's Award, which exempts these facilities from routine Occupational Safety and Health Administration inspections.

EMPLOYEES

         As of December 31, 2000, the company had 1,290 employees in the following areas:

                                                       NUMBER OF
                    SITE                               EMPLOYEES
                    ----                               ---------
Stillwater Mine                                             963
East Boulder Mine                                           171
Columbus Metallurgical Complex                              103
                                                          -----
Administration and Support                                   53
                                                          -----
Total                                                     1,290

         Prior to 1995, the company's employees were non-union. In July 1995, the hourly employees approved the appointment of the Oil, Chemical and Atomic Workers Union (OCAW) as exclusive bargaining representative for substantially all hourly workers. On June 30, 1996, members of Local 2-1 of the OCAW ratified their first contract agreement with the company, which became effective on July 1, 1996. The initial OCAW contract expired in June 1999, and a new five year contract was negotiated which covers substantially all hourly workers at the Stillwater Mine, the smelter and the refinery. Prior to renegotiation, OCAW merged with the International Paper Workers Union, resulting in the Paper, Allied Industrial, Chemical and Energy Workers International Union (PACE). The new contract calls for an annual average wage increase of approximately 4% per annum. In exchange, various work rules were modified which the company believes will increase worker productivity.

         The company competes for individuals skilled in underground hard rock mining techniques. Although the company has historically experienced a shortage of qualified miners, the economic downturn affecting gold, silver and base metal mining has made available a number of skilled underground miners. In addition, the company has instituted a training program to bring new employees up to the status of qualified, experienced underground miners bringing the total number of miners at the Stillwater Mine at the end of 2000 to 295.

REGULATORY AND ENVIRONMENTAL MATTERS

         General. The company's business is subject to extensive federal, state and local government controls and regulations, including regulation of mining and exploration which could involve the discharge of materials and contaminants into the environment, disturbance of land, reclamation of disturbed lands, associated potential impacts to threatened or endangered species and other environmental concerns. In particular, statutes including, but not limited to, the Clean Air Act, the Clean Water Act, the Solid Waste Disposal Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act and the National Environmental Policy Act, impose permit requirements, effluent standards, air emission standards, waste handling and disposal restrictions and other design and operational requirements, as well as recordkeeping and reporting requirements, upon various aspects of mineral exploration, extraction and processing. In addition, the company's existing mining operations may become subject to additional environmental control and mitigation requirements if applicable federal, state and local laws and regulations governing environmental protection, land use and species protection are amended or become more stringent in the future. Additionally, the company is aware that federal regulation under the Solid Waste Disposal Act governing the manner in which secondary materials and by-products of mineral extraction and benefication are handled, stored and reclaimed or reused are pending final revision which could affect the company's facility design, operations, and permitting requirements.

         The Stillwater Mine and East Boulder Mine are located on the northern edge of the Absaroka-Beartooth wilderness, about 30 miles north of Yellowstone National Park. Due to the proximity of the company's operations to Yellowstone National Park and a wilderness area, the company's operations are subject to stringent environmental controls which may adversely impact the company's revenues. For example, increasingly stringent requirements may be adopted under the Clean Water Act, Clean Air Act or Endangered Species Act which could require installation of environmental controls not required of competitors located overseas or may prohibit all releases of hazardous substances from mining and milling operations.

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

         Permitting and Reclamation. Operating Permit 00118 issued by the Montana Department of State Lands encompasses approximately 2,450 acres at the company's Stillwater Mine located in Stillwater County, Montana. The permit delineates lands that may be subject to surface disturbance. At present, approximately 291 acres have been disturbed, 150 of which are occupied by two tailings impoundments. The remaining acreage consists of buildings, roads and portal sites. The company employs concurrent reclamation wherever feasible.

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

         In the first quarter of 1999, an environmental group filed a complaint against the Montana DEQ challenging the adequacy of the Environmental Impact Statement and reclamation provisions developed in connection with the amendment to the permit. The company was not named in the complaint. In mid 2000, the company signed an agreement with the group and its affiliates (the Councils). Under the terms of the agreement, the Councils withdrew litigation against the Montana DEQ. The Councils have agreed not to file a protest against the renewal of the company's water quality permit at the East Boulder Mine. For its part, the company has agreed to programs that will reduce traffic flows to both the Stillwater Mine and the East Boulder Mine. In addition, the company will fund the development of a watershed partnership for the Boulder River basin to assist residents in improving the quality of surface and ground water. Included in this is the funding of a long-term fishery study.

         Capital outlay for the proposed long-term tailings site at the Stillwater Mine is estimated to be approximately $30.5 million. The current tailings facility, located adjacent to the Stillwater Mine, is expected to meet the company's needs pending completion of the Hertzler facility in the first half of 2001. A pipeline connects the current and proposed tailings impoundments. The company has received a permit from the local government to obtain the necessary right of way to construct the required pipeline.

         The East Boulder Mine is permitted with all necessary environmental permits, including an operating permit to produce 2,000 tons of ore per day.

                                 EXPANSION PLAN

         The company is implementing a revised plan with a long-term goal of reaching an annualized rate of PGM production of approximately 1.0 million ounces by year-end 2003 (the "Expansion Plan"). The plan involves increasing the Stillwater Mine production from 2,000 to 3,000 tons of ore per day, initiating production at the East Boulder Mine with a production goal of 2,000 tons of ore per day, construction of a tailings facility, and expansion of the smelter and refinery to accommodate the increased throughput.

         The key risks associated with the Expansion Plan are discussed under the headings "Business and Properties - Risk Factors--Expansion Plan Risks-Achievement of the company's long term goals is subject to significant uncertainties" and "--Adverse Effects of Government Regulations and Permitting -- Changes to regulations and compliance with regulations could increase costs and cause delays."

         Expansion at the Stillwater Mine. The expansion consists of modifications to the existing concentrator, additional underground development and completion of a new tailings disposal facility. When this expansion is complete, it is expected that the Stillwater Mine will produce approximately 665,000 ounces of PGMs annually. During 1999 and 2000, the expansion at the Stillwater Mine experienced difficulties associated with a lack of sufficient developed working faces, increased dilution resulting from narrower ore widths and lower mine productivity, which caused production to decrease to approximately 409,000 ounces in 1999 and 430,000 ounces in 2000. The company has implemented programs to address these issues and expects production to be 500,000 ounces in 2001 and that the target rate of 3,000 tons of ore per day will be achieved by year-end 2003, resulting in an annualized rate of production of approximately 665,000 ounces.

         Development of East Boulder. The East Boulder site will provide western access to the J-M Reef. The company has received all major permits necessary to construct and operate a mining facility at East Boulder at a capacity of 2,000 tons of ore per day. Development at East Boulder consists of the construction of mine and support facilities, including an underground crusher, a surface concentrator and ancillary surface facilities. These facilities have been designed, however, to allow expansion beyond 2,000 tons of ore per day should this be economically justified and if existing operating permits are amended.

         During the second quarter of 1998, the company accepted delivery of a tunnel boring machine and commenced to drive a 18,500-foot long, 15-foot diameter tunnel. This tunnel was completed in the third quarter of 2000. The company acquired and refurbished a second tunnel boring machine and commenced drilling a second tunnel in the first quarter of 1999 which was completed to its planned length of 20,601 feet in fourth quarter 2000. The company is continuing to utilize the second tunnel boring machine to develop additional underground access parallel to the orebody. Additional activities during 2000 consisted of design engineering, site development and construction of surface facilities, including the tailings impoundment facility, concentrator facility, office/dry facility and ancillary facilities. At December 31, 2000, the company had invested $169.4 million, excluding capital interest, at the East Boulder Mine.

         During the fourth quarter of 1999, the company contracted with two independent engineering firms, Bechtel Corporation and MRDI, USA, a division of AMEC-Simons, to conduct a project review of the project parameters for the East Boulder Mine. The study analyzed the project's development schedule, mine planning, capital and operating requirements. During the fourth quarter of 2000, a diamond drilling program of 132 holes was completed to delineate ore reserves in the initial mining area which represents approximately 70,000 tons of ore. The information from the drilling program is being utilized to design the initial mine plan including development plans, production profile and operating and capital cost estimates. See "Business and Properties--Current Operations - East Boulder Mine."

         During 2001, the company expects to continue underground development, detailed engineering and commissioning of the concentrator and ancillary facilities at East Boulder. The East Boulder Mine is expected to begin commercial production during 2002. The company estimates the cost of developing the project to enable it to commence initial production at approximately $370 million, compared to the previous estimate of $270 million. Of the $100 million increase, $41 million is attributable to project scope reviews, $27 million is due to additional ground supports and schedule slippage due to unforeseen ground conditions in the tunnel driving process, $23 million is attributable to the use of mining contractors rather than Stillwater crews for mine development and construction and the remaining $9 million is a management reserve for unforeseen project risks. Additional sustaining capital expenditures will be necessary to achieve and maintain the mine's initial design capacity of 2,000 tons of ore per day. This estimated cost and schedule may change based upon the results of the mining planning work to be completed during 2001.

         The company believes that the operating costs at East Boulder should be substantially similar to the costs at the existing operations at the Stillwater Mine. The key risks associated with the development of the East Boulder mine are discussed under the headings "Risk Factors--Expansion Plan Risks - Achievement of the company's long term goals is subject to significant uncertainties" and "-- Adverse Effects of Government Regulations - Changes to regulations and compliance with regulations could increase costs and cause delays."

         Expansion of the Smelter and Refinery. The company processes concentrate produced from the Stillwater Mine at a smelter and a refinery located in Columbus, Montana. The company has expanded these facilities to accommodate the increased production expected from the Stillwater Mine and the development of East Boulder. During 1999, the expansion of the smelter was completed at a cost of approximately $38 million. Expansion of the refinery is expected to be completed in the first quarter of 2001. The estimated capital cost of expanding the smelter and the base metals refinery is approximately $41.5 million.

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

DEMAND

         Demand for both palladium and platinum has increased since 1992, but the increased demand for palladium has been much more dramatic. According to Johnson Matthey, PLC, demand for palladium has grown from 3.9 million ounces in 1992 to 8.4 million ounces in 2000 - more than double in eight years. Platinum demand has increased from 3.8 million ounces in 1992 to 5.7 million ounces in 2000 - a 50% increase.

         PGM's unique physical qualities include: (i) a high melting point; (ii) superior conductivity and ductility; (iii) a high level of resistance to corrosion; (iv) strength and durability; and (v) strong catalytic properties. Palladium, like platinum, has numerous industrial applications and when combined with silver, provides an extremely conductive material.

         The largest and fastest growing application for palladium is in the automotive industry, which represented nearly 62% of the palladium demand for 2000. Demand for palladium in the next several years is projected to remain strong, driven primarily by its use in the production of automotive catalysts which reduce harmful automobile emissions. In the U.S., the automobile industry made a decision to comply with standards that decrease automotive emissions to National Low Emission Vehicle standards that began with the 1999 model year vehicles. Europe and Japan have adopted more stringent standards for the future as well. With growing concern for cleaner air, it is expected that greater attention to automobile emissions will continue. This will have an undetermined effect on palladium and platinum.

         Approximately 25% of the palladium supply is consumed in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices. However, given the current palladium price, some substitution of base metals for lower end applications should be expected. Dentistry has also been a major use for palladium due to the substitution of palladium alloys for gold-based dental alloys, representing approximately 10% of the palladium demand for 2000.

         Approximately 49% of current world platinum production is used for industrial and manufacturing processes, most significantly for the manufacture of catalytic converters for the global auto industry. In addition to catalytic converters, industrial uses of platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high octane gasolines and fuel cells. The balance of current platinum demand is for the production of jewelry, such as gem settings for rings, and for investment/collector coins. Supply and demand for platinum are essentially in balance.

SUPPLY

         The primary production sources of palladium and platinum are mines located in the Republic of South Africa and Russia. South Africa provided approximately 25% of the palladium and 72% of the platinum worldwide during 2000. The principal PGM mining companies in the Republic of South Africa are Anglo American Platinum Corporation, Ltd., Impala Platinum Holdings, Ltd. and Western Platinum, Ltd. Russia provided approximately 66% of the palladium and approximately 20% of the platinum worldwide in 2000. Approximately half of this supply is believed to have come from stockpiles. Small amounts of palladium and platinum are also produced in Canada principally as a by-product of nickel and copper mining.

         The supply of palladium is expected to be flat and may decline in the future. In the past, Russia has supplied over 65% of what is now an eight million ounce (demand) world palladium market. Russia is believed to produce approximately 2.5 million ounces a year as a by-product of nickel mining, and the remaining supply has come from stockpiles accumulated over the years. However, if it were to be determined that Russia's stockpiles of palladium and platinum were extensive, and if they still exist and were disposed of in the market, the increased supply could adversely affect the market prices of palladium and platinum.

         In addition to these sources, PGMs are recovered from automotive catalytic converters acquired from scrap yards. A small but growing industry has developed in the collection and recovery of PGMs from scrap sources, including automotive catalytic converters and electronic and communications equipment. The company also processes small shipments of spent automotive catalysts.

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

                     PALLADIUM                              PLATINUM
          --------------------------------      --------------------------------
YEAR      HIGH         LOW         AVERAGE      HIGH        LOW          AVERAGE
----      ----         ---         -------      ----        ---          -------
1995       178         128            151       459          403            424
1996       144         114            128       432          367            397
1997       239         118            177       497          343            396
1998       419         201            284       429          334            372
1999       454         285            358       457          342            377
2000       970         433            681       622          414            544
2001*    1,090         839          1,008       640          592            611

*(Through February 28)

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

         Current economic and political events in Russia could result in declining market prices. If Russia disposes of substantial amounts of platinum group metals from stockpiles or otherwise, the increased supply could reduce the market prices of palladium and platinum. Financial, economic, or political instability in Russia and economic problems could make Russian shipments difficult to predict and the risk of sales from stockpiles more significant. Volatility was evident during 1997 through 2000 when apparent tightness in the market for platinum group metals led to high prices for current delivery contracts and "backwardation," a condition in which delivery prices for metals in the near term are higher than delivery prices for metals to be delivered in the future. See "Business and Properties - Competition: Palladium and Platinum Market" for further explanation of these factors.

         The company enters into hedging contracts from time to time in an effort to reduce the negative effect of price changes on the company's cash flow. These hedging activities typically consist of contracts that require the company to deliver specific quantities of metal, or to financially settle the obligation in the future at specific prices, the sale of call options and the purchase of put options. At March 16, 2001, the market prices for palladium and platinum were $803 and $586 per ounce, respectively. See "Business and Properties - Current Operations - Sales and Hedging Activities" for a discussion of the company's outstanding hedge obligations. Thus, while hedging transactions are intended to reduce the negative effects of price decreases, they can also prevent the company from benefitting from price increases. The company has entered into long-term sales contracts that provide a floor price for sales of a portion of the company's production. During 2000, 1999 and 1998, respectively, the company reported hedging losses of approximately $15.8 million, $0.3 million, and $26.8 million, respectively. For additional discussion of the marketing contracts, see "Business and Properties--Current Operations--Sales and Hedging Activities".

EXPANSION PLAN RISKS - ACHIEVEMENT OF THE COMPANY'S LONG-TERM GOALS IS SUBJECT TO SIGNIFICANT UNCERTAINTIES.

         The company's achievement of its long-term expansion goals depends upon its ability to increase and sustain production at the Stillwater Mine and its related facilities and its ability to develop and bring into production the East Boulder Mine. Each of these tasks will require the company to construct mine and processing facilities and to commence and maintain production within budgeted levels. Although the company believes its goals and estimates are based upon reasonable assumptions, the company has previously and may need to further revise its plans and cost estimates for the Stillwater Mine and East Boulder Mine as the projects progress. See "Business and Properties - Current Operations
- East Boulder Project" and "Business and Properties - Expansion Plans" for further discussion of the company's expansion plans. Among the major risks to successful completion of the Expansion Plan are:

o potential cost overruns during development of new mine operations and construction of new facilities;

o possible delays and unanticipated costs resulting from difficulty in obtaining the required permits; and

o the inability to recruit sufficient numbers of skilled underground miners.

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

         During the fourth quarter of 1999, the company contracted with two independent engineering firms, Bechtel Corporation and MRDI, USA, a division of AMEC-Simons, to conduct a project review of the project parameters for the East Boulder project. The study analyzed the project's development schedule, mine planning, capital and operating cost requirements. The project's capital costs, operating costs and economic returns may differ materially from the company's current analysis. During the fourth quarter of 2000, a diamond drilling program of 132 holes was completed to delineate ore reserves in the initial mining area. The information from the drilling program will be utilized to design the initial mining plan including development plans, production profile and operating and capital cost estimates. The company will proceed with further development of East Boulder as the engineering studies are completed and the grade and continuity of the reserves are confirmed.

         The grade that is indicated from the limited drill program is comparable to the previously calculated undiluted resource grade of 0.63 ounce per ton with horizontal widths of 6.8 feet, compared to 7.2 feet at the Stillwater Mine. The drill program also indicates that mill feed grades from the initial mining area, which represents approximately 70,000 tons or ore, will be in the range of 0.51 ounce per ton, compared to the probable reserve average of
0.71 ounce per ton for the entire East Boulder deposit. If this grade were to persist as development proceeds, it would limit annual PGM production to 330,000 ounces at the permitted 2,000 tons of ore per day.

         The drill program does indicate a high degree of continuity in the orebody at East Boulder making available 140 tons of ore per foot of footwall lateral, compared to 70 tons at the Stillwater Mine. This higher tonnage yield will have a beneficial effect on mine productivity and the cost of production. The higher yield may also allow for the selection of more mechanized mining methods and also reduce sustaining development necessary to maintain a given production rate.

         These limited drill results are instructive but not necessarily indicative of results that will be realized from continuing mine development and drilling. Ongoing sill excavation, diamond drilling and a test stope planned for the second half of 2001 will provide additional data for planning analysis. The total effect of these results will be better understood when the additional drilling, together with the work to refine the detailed mine plan and the test stoping is completed later in 2001.

         During 2001, the company expects to continue underground development, detailed engineering and commissioning of the concentrator and ancillary facilities at East Boulder. The East Boulder Mine is expected to begin commercial production during 2002. The company currently estimates the cost of developing the project to enable it to commence initial production at approximately $370 million, compared to the previous estimate of $270 million. Of the $100 million increase, $41 million is attributable to changes in project scope, $27 million is due to additional ground supports and schedule slippage due to unforeseen ground conditions in the tunnel driving process, $23 million is attributable to the use of mining contractors rather than Stillwater crews for mine development and construction and the remaining $9 million is a management reserve for unforeseen project risks. Additional sustaining capital expenditures will be necessary to achieve and maintain the mine's initial design capacity of 2,000 tons of ore per day. This estimated cost and schedule may change based upon the results of the mining planning work to be completed during 2001.

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

COMPLIANCE WITH BANK CREDIT AGREEMENT - THE RESTRICTIONS IMPOSED BY OUR DEBT AGREEMENTS COULD NEGATIVELY AFFECT OUR ABILITY TO ENGAGE IN CERTAIN ACTIVITIES.

         The company's agreement with the syndicate of financial institutions, led by TD Securities (USA) Inc., provides a credit facility that is being used to finance a portion of the expansion plan and contains certain covenants relating to the accomplishment of certain production objectives, capital cost and financial targets. In the event the company was not able to comply with the debt covenants, the company would seek to amend the existing contract or to seek alternative financing.

DEPENDENCE ON AGREEMENTS WITH SIGNIFICANT CUSTOMERS - WE DEPEND UPON A FEW CUSTOMERS AND OUR SALES AND OPERATIONS COULD SUFFER IF WE LOSE ANY OF THEM.

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

         During 1998, the company entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation, each of whom represent more than 10% of the company's revenues. The contracts apply to the company's production over the five-year period from January 1999 through December 2003. Under the original contracts, the company committed between 90% to 100% of its palladium production and 20% of its platinum production. Metal sales were priced at a discount to market. The remaining production is not committed under these contracts and remains available for sale at prevailing market prices.

         In November 2000, two of these contracts were amended to extend the terms and to modify the pricing mechanisms. Our palladium contracts now cover the sale of 90% of our palladium production through 2005 and 70% of our production in 2006 through 2010. Our platinum contracts now cover the sale of 80% of our platinum production through 2003 and 60% of production from 2004 through 2010. The contracts provide for floor and ceiling price structures. See "Business and Properties - Current Operations - Sales and Hedging Activities".

         The company, therefore, is subject to the customers' compliance with the terms of the contracts, their ability to terminate or suspend the contracts and the customers' willingness and ability to pay. The loss of any of these customers could have a material adverse effect on the company. In the event the company becomes involved in a disagreement with one or more of its customers, their compliance with these contracts may be at risk. For example, the company has negotiated floor prices that are well above historical low prices for palladium and platinum. In the event of a substantial decline in the market price of palladium or platinum, one or more of these customers could seek to renegotiate the prices or fail to honor the contracts. In such an event, the company's expansion plans could be threatened. In addition, under the company's syndicated credit facility, a default or modification of the sales contracts could prohibit additional loans or require the repayment of outstanding loans. Although the company believes it has adequate legal remedies if a customer fails to perform, termination or breach could have a material adverse effect on the company's expansion plans and results of operations. The contracts are designed to limit the downside risk of metal prices at the risk of foregoing a portion of upside price potential should market prices exceed the price ceilings. In 2000, the price ceilings reduced the average price realized by $60 per ounce. See "Business and Properties - Current Operations - Sales and Hedging Activities" for additional information about the sales contracts.

SUBSTITUTION OF MATERIALS - USERS OF PGM'S MAY SUBSTITUTE OTHER MATERIALS FOR PALLADIUM AND PLATINUM IF PGM PRICES CONTINUE TO RISE.

         Continued high PGM prices may lead users of PGMs to substitute other materials for palladium and platinum. The automobile, electronics and dental industries are the three largest sources of palladium demand. In response to supply questions and high market prices for palladium, some automobile manufacturers may seek alternatives to palladium and may reduce their PGM purchases. Recently, a representative of one automobile manufacturer indicated that such manufacturer would seek to reduce PGM loading quantities per vehicle by up to 30% over the next 12 to 18 months as engineers continue to design more efficient exhaust systems. There has been some substitution of other metals for palladium in electronics and dental applications. Substitution in all of these industries may increase significantly if the PGM market price continues to rise. Significant substitution for any reason could result in a material price decrease.

LIMITED AVAILABILITY OF ADDITIONAL MINING PERSONNEL AND UNCERTAINTY OF LABOR RELATIONS - OUR OPERATIONS DEPEND SIGNIFICANTLY UPON THE AVAILABILITY OF QUALIFIED MINERS, AND IF WE ARE NOT ABLE TO ATTRACT AND RETAIN THESE MINERS, OUR PRODUCTION TARGETS MAY NOT BE MET.

         The operations of the company depend significantly on the availability of qualified miners. Historically, the company has experienced high turnover with respect to its miners. In addition, the company must compete for individuals skilled in the operation and development of mining properties. The number of such persons is limited, and significant competition exists to obtain their skills. The company cannot be certain that it will be able to maintain an adequate supply of miners and other personnel or that the company's labor expenses will not increase as a result of a shortage in supply of such workers. The company currently employs 329 miners and expects to require an additional 94 miners within the next five years. Failure to maintain an adequate supply of miners could adversely effect the company's expansion plans and results of operations. The company currently has approximately 1,290 employees, about 995 of whom are covered by a collective bargaining agreement with PACE Local 8-001, expiring June 30, 2004. The company expects to employ approximately 1,800 persons by the end of First Quarter 2002. In the event the company's employees were to engage in a strike or other work stoppage, the company could experience a significant disruption of its operations and higher ongoing labor costs, which could have a material adverse effect on the company's business, financial condition and results of operations.

AVAILABILITY OF ELECTRICITY - IF WE ARE UNABLE TO NEGOTIATE SATISFACTORY LONG-TERM CONTRACTS FOR ELECTRICAL ENERGY, WE COULD EXPERIENCE A SIGNIFICANT INCREASE IN OPERATING COSTS OR PRODUCTION DISRUPTION.

         The company uses significant amounts of electrical energy at its operations. The total cost of electricity in 2000 for the Stillwater Mine, the East Boulder Mine and at the smelter/refinery complex was $6.5 million. The company purchases energy at regulated rates from Montana Power for the Stillwater Mine and the smelter/refinery and purchases energy from Park Electric Cooperative Inc. under a long-term contract for the East Boulder Mine. Park Electric receives the bulk of its energy supply under long-term contracts from Bonneville Power at an average cost to Stillwater Mining of $0.026 per kWh. Actual total energy costs at the mine site are a function of power factors, transmission and distribution costs and administrative costs and will average $0.047 per kWh in 2001. Energy purchased from Montana Power is covered by regulated rates through June 30, 2002. The energy portion of the rate will average $0.028 per kWh for 2001 and the total rate, including transmission and distribution, etc., will average $0.037 per kWh. The requirement for the company to move to deregulated supply is currently June 2005; however, regulated rates have not been set beyond June 2002. Should the company be required to move to market prices or be unable to negotiate satisfactory long-term contracts for electrical energy, it could experience a significant increase in operating costs or production disruptions.

MINING RISKS AND POTENTIAL INADEQUACY OF INSURANCE COVERAGE - OUR BUSINESS IS SUBJECT TO SIGNIFICANT RISKS THAT MAY NOT BE COVERED BY INSURANCE.

         Underground mining and the company's milling, smelting and refining operations involve a number of risks and hazards, including unusual and unexpected rock formations, ground or slope failures, cave-ins and other mining or ground-related problems, environmental hazards, industrial accidents, labor disputes, metallurgical and other processing, smelting or refining problems, flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of God, mechanical equipment and facility performance problems and the availability of materials and equipment. Such risks could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. Fatalities have occurred at the company's mine since operations began in 1986. Industrial accidents could have a material adverse effect on the company's business and operations. Although the company believes that it maintains insurance within ranges of coverage consistent with industry practice, it cannot be certain that this insurance will cover the risks associated with mining or that the company will be able to maintain insurance to cover these risks at economically feasible premiums. The company might also become subject to liability for pollution or other hazards which it cannot insure against or which it may elect not to insure against because of premium costs or other reasons. Losses from such events could have a material adverse effect on the company.

ADVERSE EFFECT OF GOVERNMENTAL REGULATIONS--CHANGES TO REGULATIONS AND COMPLIANCE WITH REGULATIONS COULD INCREASE COSTS AND CAUSE DELAYS.

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

         The Stillwater Mine and East Boulder Mine are located on the northern edge of the Absaroka-Beartooth wilderness, about 30 miles north of Yellowstone National Park. Due to the proximity of the company's operations to Yellowstone National Park and a wilderness area, the company's operations are subject to stringent environmental controls which may adversely impact the company's revenues. For example, increasingly stringent requirements may be adopted under the Clean Water Act, Clean Air Act or Endangered Species Act which could require installation of environmental controls not required of competitors located overseas or may prohibit all releases of hazardous substances from mining and milling operations.

         Compliance with existing and future environmental laws and regulations may require additional control measures and expenditures which the company cannot predict. Environmental compliance requirements for new mines may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. Expansion will require new environmental permitting at the Stillwater Mine and mining and processing facilities at the East Boulder Mine. Private parties may pursue legal challenges of the company's permits.

         For example, in April 1996, the company submitted a permit amendment application for the expansion of the Stillwater Mine. This expansion proposal included selection and construction of a new tailings impoundment and removal of the 2,000 tons of ore per day production cap. During 1997, as a result of this application, the Montana DEQ began preparation of an Environmental Impact Statement in order to assess the environmental impacts of the amendment. The Montana DEQ issued the final Environmental Impact Statement in 1998, subsequent to review of draft issuances and a public hearing. In November 1998, the Record of Decision was issued by the Montana DEQ and the USFS. There were no material changes from the original application. An environmental group filed a complaint to challenge the adequacy of the Environmental Impact Statement and reclamation provisions developed in connection with the amendment to the permit. The company was not named in the complaint. The company negotiated a contractual resolution to the complaint with the environmental group.

         The company's activities are also subject to extensive federal, state and local laws and regulations governing matters relating to mine safety, occupational health, labor standards, prospecting, exploration, production, exports and taxes. Compliance with these and other laws and regulations could require significant capital outlays. The company has not experienced any material difficulty emanating from these extensive laws and regulations in the past, nor does it have any basis to expect any material difficulty in the future. The company believes that it has complied and is in compliance in all material respects with all federal, state and local requirements for the current operations and planned expansion of its mining activities at the Stillwater Mine and East Boulder Mine.

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

UNCERTAINTY OF TITLE TO PROPERTIES - THE VALIDITY OF UNPATENTED MINING CLAIMS IS SUBJECT TO TITLE RISK.

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

DIFFICULTY OF ESTIMATING RESERVES ACCURATELY - RESERVES ARE VERY DIFFICULT TO ESTIMATE AND RESERVE ESTIMATES MAY REQUIRE ADJUSTMENT IN THE FUTURE; CHANGES IN ORE GRADES COULD MATERIALLY IMPACT OUR PRODUCTION.

         While the company's 2000 ore reserves have been reviewed by independent consultants, the ore reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from limited drilling, which may prove unreliable. Reserve estimates are expressions of judgment based on knowledge, experience and industry practice. Although the company believes its estimated ore reserves are well established, it cannot be certain that its estimated ore reserves are accurate, and future production experience could differ materially from such estimates. Should the company encounter mineralization or formations at any of its mines or projects different from those predicted by drilling, sampling and similar examinations, reserve estimates may have to be adjusted and mining plans may have to be altered in a way that might adversely affect the company's operations. Declines in the market prices of platinum group metals may render the mining of some or all of the company's ore reserves uneconomic. The grade of ore may vary significantly from time to time and between the Stillwater Mine and the East Boulder Mine, as well as with any operation. The company cannot give any assurances that any particular level of metal may be recovered from the ore reserves. Moreover, short-term factors relating to the ore reserves, such as the need for additional development of the orebody or the processing of new or different grades, may impair the profitability of the company in any particular accounting period.

COMPLEXITY OF PROCESSING PLATINUM GROUP METALS - THE COMPLEXITY OF PROCESSING POSES OPERATIONAL AND ENVIRONMENTAL RISKS IN ADDITION TO TYPICAL MINING RISKS.

         Producers of platinum group metals are required to conduct processing procedures and construct and operate additional facilities beyond those for gold and silver producers. In addition to concentration facilities at the mine site, the company operates its own smelting and refining facilities in Columbus, Montana to produce a filter cake that is shipped for final refining by a third party refiner. The operations of a smelter and refinery by the company require environmental steps and operational expertise not required of most other precious metals producers. Though the company has not experienced any material adverse effects to date, this additional complexity of operations poses additional operational and environmental risks.

                        EXECUTIVE OFFICERS OF THE COMPANY

         Set forth below is certain information concerning the individuals who are executive officers of the company.

    Name                              Age     Position
    ----                              ---     --------
    Francis R. McAllister             58      Chairman of the Board and Chief Executive Officer
    Harry C. Smith                    52      President and Chief Operating Officer
    James A. Sabala                   46      Vice President and Chief Financial Officer
    Ronald W. Clayton                 42      Vice President, Stillwater Mine Operations
    Robert M. Taylor                  49      Vice President, East Boulder Operations

         The following are brief biographies of the company's executive and other officers:

         FRANCIS R. McALLISTER was appointed Chairman of the Board and Chief Executive Officer of the company effective February 12, 2001. Mr. McAllister was appointed a Director of the company on January 9, 2001. Prior to his appointment to the Board, Mr. McAllister was with ASARCO Incorporated from 1966 to 1999, most recently serving as Chairman and Chief Executive Officer in 1999, Chief Operating Officer from 1998 to 1999, Executive Vice President - Copper Operations from 1993 to 1998, Chief Financial Officer from 1982 to 1993 and in various professional and management positions from 1966 to 1982. He currently serves on the Board of Directors of Cleveland Cliffs, Incorporated, an iron ore mining company. Mr. McAllister received his MBA from New York University, his Bachelor of Science - Finance from the University of Utah, and attended the Advanced Management Program at Harvard Business School.

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

         RONALD W. CLAYTON is currently Vice President, Stillwater Mine Operations. Mr. Clayton joined the company in July 2000. Mr. Clayton was the General Manager of several underground operations having most recently served as the Vice President of the metals division with Hecla Mining Company from 1987 to 2000. Prior to his tenure with Hecla, he held various positions with Climax Molybdenum Company. Mr. Clayton received a Bachelor of Science degree in Mining Engineering from the Colorado School of Mines.

         ROBERT M. TAYLOR is currently Vice President, East Boulder Operations. Mr. Taylor joined the company in May 2000 after 6 years at MRDI, a division of AGRA - Simons Ltd. During the past six years, Mr. Taylor conducted feasibility studies, operational and planning reviews and mine planning, and from 1994 through 1996, Mr. Taylor was assigned to Zambia Consolidated Copper Mines Ltd. as Mine Manager of the Baluba Flat Mine. From 1991 to 1994, Mr. Taylor was an independent consultant, managing project evaluations and due diligence reviews. Mr. Taylor was employed by Freeport Indonesia in various engineering and superintendent roles at the Grasberg copper mine in Indonesia from 1986 through 1991. Mr. Taylor's past positions included chief engineer at Federal American Partners, senior production engineer at United Nuclear Corp. and shift boss and associate engineer at AMAX Inc.'s molybdenum mines. Mr. Taylor received a Bachelor of Science degree in Mine Engineering from the Colorado School of Mines.

         Set forth below is certain information concerning other officers of the
Company:

         CHRISTOPHER H. ALLEN is currently Vice President, Environmental and Government Affairs. He joined the company in 1993. Prior to joining the company, he was Manager of Health and Safety for P.T. Freeport Indonesia Incorporated from 1991 to 1993, and prior to that he was with FMC Gold Corporation and FMC Corporation from 1986 to 1991 in a number of roles with increasing responsibility in the areas of safety and environmental affairs. He received a Bachelor of Science in Public Health from Utah State University.

         ROBERT C. LAPPLE is currently Vice President, Metals Marketing. Mr. Lapple joined the company in 1998. Prior to joining the company, he was Vice President of Precious Metals with Gerald Metals, Inc./PGP Industries Inc. from 1996 to 1998. From 1995 to 1996 he was a vice president with the Moccatta Group of Standard Chartered Bank and served as a vice president with Engelhard Corporation from 1989 to 1995. From 1983 to 1989 he served in a number of roles of increasing responsibility with Gerald Metals, Inc. He received his Bachelor of Arts in economics from Davidson College.

         JOHN R. STARK was appointed Vice President, Human Resources on September 21, 1999. Mr. Stark has a varied background in corporate administrations and human resources. He was previously with Molycorp, Inc. since 1996; Western Mobile, Inc., an international construction material supplier, from 1992 to 1996; and with AMAX Inc. for 13 years until 1992. Mr. Stark received his Juris Doctor degree from the University of Denver School of Law and holds a Bachelor of Arts degree in economics from the University of Montana.


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

                                     PART II

                                     ITEM 5
                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         The company's common shares are traded on the American Stock Exchange, Inc. ("AMEX") under the trading symbol "SWC". For the period from January 1, 1999 through December 31, 2000 the high and low sales prices for the company's common stock for each quarter as reported by the AMEX were:

2000                      HIGH                  LOW
----                     ------               ------
First Quarter            $50.81               $28.13
Second Quarter            42.44                24.25
Third Quarter             34.56                24.56
Fourth Quarter            40.28                24.50

1999                      HIGH                  LOW
----                     ------               ------
First Quarter            $29.13               $22.25
Second Quarter            34.50                26.13
Third Quarter             32.88                21.50
Fourth Quarter            32.38                19.34


         STOCKHOLDERS. As of March 16, 2001, the company had 500 stockholders of record.

         DIVIDENDS. The company has never paid any dividends on its common stock and expects for the foreseeable future to use all of its cash flow from operations for use in expanding and developing its business. Any future decision as to the payment of dividends will be at the discretion of the company's Board of Directors and will depend upon the company's earnings, financial position, capital requirements, plans for expansion, loan covenants and such other factors as the Board of Directors deems relevant. Covenants in the company's credit facility and its exempt facility revenue bond indenture significantly restrict the payment of dividends on common stock.

                                     ITEM 6

                      SELECTED FINANCIAL AND OPERATING DATA

(in thousands, except per share amounts)                        2000         1999         1998         1997         1996
                                                              ---------    ---------    ---------    ---------    ---------
INCOME STATEMENT

Revenues(1)                                                   $ 225,232    $ 150,691    $ 106,723    $  76,877    $  56,214
                                                              ---------    ---------    ---------    ---------    ---------
Costs and expenses
    Cost of metals sold(1)                                      103,902       79,395       66,793       67,948       50,175
    Depreciation and amortization                                17,623       13,557       11,642       11,658        8,699
                                                              ---------    ---------    ---------    ---------    ---------
    Total cost of sales                                         121,525       92,952       78,435       79,606       58,874
    General and administrative expenses                           9,753        7,305        5,102        3,479        2,532
                                                              ---------    ---------    ---------    ---------    ---------
    Total costs and expenses                                    131,278      100,257       83,537       83,085       61,406
                                                              ---------    ---------    ---------    ---------    ---------
Operating income (loss)                                          93,954       50,434       23,186       (6,208)      (5,192)
Interest income                                                   1,095        1,048        1,354        1,073        2,138
Interest expense, net of capitalized interest(2)                     --         (137)      (2,774)      (3,608)      (1,461)
                                                              ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes and
    cumulative effect of accounting change                       95,049       51,345       21,766       (8,743)      (4,515)
Income tax (provision) benefit                                  (27,150)     (14,174)      (8,380)       3,366        1,736
                                                              ---------    ---------    ---------    ---------    ---------
Income (loss) before cumulative effect of accounting change      67,899       37,171       13,386       (5,377)      (2,779)

Cumulative effect of accounting change, net of income taxes
(1),(3)                                                          (6,435)          --           --           --       13,861

                                                              ---------    ---------    ---------    ---------    ---------
Net income (loss)                                             $  61,464    $  37,171    $  13,386    $  (5,377)   $  11,082
                                                              ---------    ---------    ---------    ---------    ---------

BASIC EARNINGS PER SHARE
Income (loss) before cumulative effect of
    accounting change                                         $    1.76    $    1.01    $    0.43    $   (0.18)   $   (0.09)
Cumulative effect of accounting change (1),(3)                    (0.16)          --           --           --         0.46
                                                              ---------    ---------    ---------    ---------    ---------
Net income (loss)                                             $    1.60    $    1.01    $    0.43    $   (0.18)   $    0.37
                                                              ---------    ---------    ---------    ---------    ---------
DILUTED EARNINGS PER SHARE
Income (loss) before cumulative effect of
    accounting change                                         $    1.73    $    0.96    $    0.38    $   (0.18)   $   (0.09)
Cumulative effect of accounting change (1),(3)                    (0.16)          --           --           --         0.46
                                                              ---------    ---------    ---------    ---------    ---------
Net income (loss)                                             $    1.57    $    0.96    $    0.38    $   (0.18)   $    0.37
                                                              ---------    ---------    ---------    ---------    ---------
Weighted average common shares outstanding
    Basic                                                        38,507       36,758       31,472       30,435       30,140
    Diluted                                                      39,250       38,597       35,019       30,435       30,140
                                                              ---------    ---------    ---------    ---------    ---------
CASH FLOW DATA

Net cash provided by (used in) operating activities           $ 117,674    $  67,818    $  31,090    $  (1,889)   $  14,464
Capital expenditures(4)                                         198,060      194,253       77,963       15,110       58,413
BALANCE SHEET DATA
Current assets                                                $  74,155    $  45,710    $  85,378    $  35,303    $  49,061
Total assets                                                    679,026      478,838      335,937      229,219      239,910
Current liabilities                                              59,195       36,989       26,617       12,249       15,833
Long-term debt and capital lease obligations                    157,256       84,404       58,992       61,513       62,563
Shareholders' equity                                            400,614      323,104      228,007      141,392      143,666
Working capital                                                  14,960        8,721       58,761       23,054       33,228
                                                              ---------    ---------    ---------    ---------    ---------

(footnotes on following page)

(in thousands, except per share amounts)                         2000         1999       1998        1997         1996
                                                               ---------   ---------   ---------   ---------   ---------
OPERATING DATA

Tons milled(5)                                                       756         689         719         577         446
Mill head grade(6)                                                  0.64        0.66        0.69        0.70        0.67

Ounces of palladium produced                                         330         315         340         271         196
Ounces of platinum produced                                          100          94         104          84          59
                                                               ---------   ---------   ---------   ---------   ---------
    Total ounces produced(7)                                         430         409         444         355         255
                                                               ---------   ---------   ---------   ---------   ---------

Ounces of palladium sold                                             324         314         337         288         214
Ounces of platinum sold                                              100          94         103          91          62
                                                               ---------   ---------   ---------   ---------   ---------
    Total ounces sold(7)                                             424         408         440         379         276
                                                               ---------   ---------   ---------   ---------   ---------

Price and Cost Data(8)
Average realized price per palladium ounce                     $     560   $     372   $     202   $     144   $     144
Average realized price per platinum ounce                            481         383         377         388         410
Combined average realized price per ounce                            541         375         243         203         204

Average market price per palladium ounce                       $     680   $     358   $     286   $     178   $     128
Average market price per platinum ounce                              544         377         372         395         397
Combined average market price per ounce                              649         362         304         230         191

Total cash costs per ton milled                                $     150   $     117   $      93   $     107   $     105
Total cash costs per ounce produced                                  264         198         151         174         184
Total production costs per ounce produced                            305         231         178         207         219
                                                               ---------   ---------   ---------   ---------   ---------

    (1) Revenues consist of the sales revenue for palladium and platinum, including any hedging gain or loss, and are reduced by sales discounts associated with long-term sales contracts. By-product metals revenue and secondary materials processing revenue are included as a reduction of cost of metals sold rather than an increase in revenue. In 2000, the company implemented Emerging Issues Task Force (EITF) 00-14, Accounting for Certain Sales Incentives. EITF 00-14 requires the company to report cash sales discounts as a reduction in revenue. All prior years have been restated to reflect this reclassification. Additionally, effective January 1, 2000, the company changed its method of accounting for revenue recognition. Pursuant to the implementation of Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, the company now recognizes revenue as title passes to the customer. In accordance with accepted industry practice, the company previously recognized revenue when product was shipped from the company's base metals refinery to an external refiner. The implementation of SAB No. 101 was treated as a change in accounting principle with the cumulative effect of the change on retained earnings at the beginning of 2000 included in restated net income of the first interim period of 2000. The effect of the accounting change on 2000 was to decrease net income by approximately $10.3 million ($0.26 per basic and diluted share), which includes the cumulative effect of $6.4 million ($0.16 per basic and diluted share). The $6.4 million cumulative effect adjustment included $26 million of revenue previously recognized in 1999. Assuming the accounting change had been applied retroactively, the unaudited pro forma effect would have been a decrease in net income of $2.2 million ($0.06 per basic and $0.05 per diluted share) in 1999 and a decrease in net income of $4.0 million ($0.13 per basic and $0.11 per diluted share) in 1998.

    (2) Capitalized interest for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 totaled $15.7 million, $4.6 million, $2.1 million, $1.5 million and $2.2 million, respectively.

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

    (4) Aggregate capital expenditures related to expansion plans were $108.8 million, $145.9 million, $49.9 million, $2.9 million and $35.9 million in 2000, 1999, 1998, 1997 and 1996.

    (5) Tons milled represent the number of grade-bearing tons of ore and sub-grade material fed to the concentrator.

    (6) Mill head grade is presented as ounces of palladium and platinum combined per ton.

    (7) Ounces produced is defined as the number of ounces shipped from the concentrator during the period reduced by losses expected to be incurred in subsequent smelting and refining processes. Differences in ounces produced and ounces sold are caused by the length of time required by the smelting and refining processes.

    (8) Combined average realized price and market prices of palladium and platinum are reported at the same ratio as ounces are produced from the base metals refinery. Total cash costs include costs of mining, processing and administrative expenses at the mine site (including overhead, taxes other than income taxes, royalties and credits for metals produced other than palladium and platinum.) Total production costs include total cash costs plus depreciation and amortization. Income taxes, corporate general and administrative expenses and interest income and expense are not included in either total cash costs or total production costs.

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

PRODUCTION

         The company mines, processes and refines palladium, platinum and associated metals from the J-M Reef in Montana. The company conducts its mining operations at the Stillwater Mine and is implementing a plan designed to reach an estimated annualized rate of PGM production of 1.0 million ounces before year-end 2003. The company is expanding existing operations at the Stillwater Mine and developing the East Boulder Mine. See "Business and Properties--Expansion Plan."

         The company's production of palladium and platinum is a result of the tons of ore mined, the mill head grade and metallurgical recovery. The company measures its mine production by ounces contained in concentrate when shipped to the company's smelter, which generally occurs within four days of the ore being mined. Shipment from the base metals refinery to a third-party refiner generally occurs within 15 to 18 days of mining. Approximately 40 days elapse between the time ore is extracted from the Stillwater Mine and the time ounces of precious metal contained in that ore are made available to the company for sale by a third-party refiner. Because of the length of the processing cycle and the different cutoff points for identifying production and sales, production may not always correspond to sales in a particular accounting period. However, any production not shipped from the base metals refinery at the end of an accounting period is generally shipped during the first two weeks of the subsequent period. The company records revenue when title passes to its customers.

         The ore grade of the company's reserves is an average of the composite of all samples, as is common in an underground mine, the grade mined and the recovery rate achieved will vary from period to period. In particular, mill head grade can be expected to vary by up to 10% from quarter to quarter. During 2000, 1999 and 1998, the average mill head grade of ore processed from the Stillwater Mine was 0.64, 0.66 and 0.69 ounce of PGMs per ton of ore, respectively.

REVENUE

         The company's revenue and earnings are significantly influenced by worldwide prices of palladium and platinum, which can be volatile and over which the company has no control. Sales to significant customers represented approximately 91%, 80% and 60% of total revenues for the years ended December 31, 2000, 1999, and 1998, respectively. The company sells its metals to a small number of customers and brokers; however, the company may, if the need were to arise, readily sell its metal in markets throughout the world.

         From time to time, the company uses basic hedging techniques involving fixed forwards, cashless put and call option collars and financially settled forwards attempt to lock in prices for its production, benefit from price increases and protect against price decreases for a portion of its production. Terminal markets exist for both metals and prices are established as metal is traded each day. Such hedging contracts will also preclude the company from obtaining the benefit of increased market prices for its metals. As a result, the company's revenues were unfavorably impacted in 2000, 1999 and 1998. The objective of the company's current hedging policy is to benefit from upward price movements while providing floor prices to reduce the company's exposure to downside price movements. During 1998, the company entered into long-term sales contracts to sell 90% to 100% of its palladium production and 20% of its platinum production from 1999 through 2003.

Palladium sales under these contracts will be at a modest discount to market prices. In November 2000, two of these contracts were amended to extend the terms and to modify the pricing mechanism.

         The contracts apply to portions of the company's production over the ten-year period through December 2010 and provides for a floor and ceiling price structure as summarized below:


                                    PALLADIUM                                                 PLATINUM
                 --------------------------------------------------    ------------------------------------------------------
                   % of       Avg. Floor     % of     Avg. Ceiling        % of       Avg. Floor       % of       Avg. Ceiling
     Year        Production     Price     Production     Price         Production       Price      Production        Price
                 -----------  ----------  ----------- ------------     ----------    ----------    ----------    ------------
     2001            90%        $348.06         30%      $400.00          80%         $406.25         32%         $585.16
     2002            90%        $348.06         30%      $400.00          80%         $406.25         32%         $585.16
     2003            90%        $336.94         30%      $400.00          80%         $406.25         32%         $585.16
     2004            90%        $362.50         36%      $618.10          60%         $425.00         12%         $850.00
     2005            90%        $347.22         14%      $975.00          60%         $425.00         12%         $850.00
     2006            70%        $400.00       17.5%      $975.00          60%         $425.00         12%         $850.00
     2007            70%        $400.00       17.5%      $975.00          60%         $425.00         12%         $850.00
     2008            70%        $385.00       17.5%      $975.00          60%         $425.00         12%         $850.00
     2009            70%        $380.00       17.5%      $975.00          60%         $425.00         12%         $850.00
     2010            70%        $375.00       17.5%      $975.00          60%         $425.00         12%         $850.00

See "Business and Properties - Risk Factors--Dependence on Agreements with Significant Customers - We depend upon a few customers and our sales and operations could suffer if we lose any of them."

         The company may continue to use forward contract and option strategies to reduce the effect of metal price volatility on its financial results. As of December 31, 2000, the company had 27,500 and 2,500 in palladium ounces of financially settled forwards for delivery in 2001 and 2002, respectively, at an average price of $696 per ounce. For production in the year 2001, the company has established cashless put and call options collars on 5,000 ounces of palladium at $324 and $419 per ounce, respectively. The company enters into cashless put and call option collars under which the company receives the difference between the put price and the market price only if the market price is below the put price and the company pays the difference between the call price and the market price only if the market price is above the call price. The company's put and call options are financially settled at maturity. The company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the company's hedge contract prices by a predetermined margin limit. On January 1, 2001, the fair value of the derivative hedging instruments outstanding was a liability of $10.0 million.

                              RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         PGM Production. During 2000, the company produced approximately 330,000 ounces of palladium and approximately 100,000 ounces of platinum, respectively, compared with approximately 315,000 ounces of palladium and approximately 94,000 ounces of platinum during 1999. The increase was due to a 10% increase in tons milled in 2000 compared to 1999, offset by a 3% decrease in the average grade of material milled. The increase in tons milled is the result of the processing of additional lower grade material which has become economic as a result of higher metal prices.

         Revenues. Revenues were $225.2 million for the year ended December 31, 2000 compared with $150.7 million in 1999, an increase of 49% and were the result of higher realized PGM prices as well as higher production levels.

         Palladium sales increased to approximately 324,000 ounces in 2000 from approximately 314,000 ounces in 1999. Platinum sales increased to approximately 100,000 ounces in 2000 from approximately 94,000 ounces in 1999. As a result, the total quantity of metal sold increased 4% to approximately 424,000 ounces in 2000 from approximately 408,000 ounces in 1999.

         The combined average realized price per ounce of palladium and platinum sold in 2000 increased 44% to $541 per ounce, compared to $375 per ounce in 1999. The combined average market price rose 79% to $649 per ounce in 2000, compared with $362 per ounce in 1999. The average realized price per ounce of palladium was $560 per ounce in 2000 compared to $372 per ounce for 1999, while the average market price increased 90% to $680 per ounce in 2000 from $358 per ounce in 1999. The average realized price per ounce of platinum sold was $481 per ounce in 2000, compared with $383 per ounce in 1999. The platinum average market price was $544 per ounce in 2000 compared to $377 per ounce in 1999.

         Costs and Expenses. Total cash costs per ounce in the year ended December 31, 2000 increased $66, or 33%, to $264 per ounce from $198 per ounce in the year ended December 31, 1999. The increase in per ounce operating costs is the result of higher royalties and taxes associated with higher metals prices of $18 per ounce, higher mining costs resulting from the use of outside contractors of $18 per ounce, increased mine tonnage of $18 per ounce and higher support services associated with the company's expansion efforts of $12 per ounce. Total production costs per ounce in the year ended December 31, 2000 increased $74, or 32% to $305 per ounce from $231 per ounce in the year ended December 31, 1999. This increase is also primarily due to the increase in royalties and taxes and costs associated with the program designed to expand operations at the Stillwater Mine. In addition, general and administrative costs increased $2.4 million, or 34%, primarily as a result of increased administrative support required to transition the company from a single site producer to a multi-location producer.

         Operating Income. The company reported operating income of $93.9 million for the year ended December 31, 2000, compared with operating income of $50.4 million for the year ended December 31, 1999. The higher operating income was mainly the result of higher realized prices.

         Income Before Cumulative Effect of Accounting Change. As a result of increased operating income, the company has provided for income taxes of $27.2 million, or 28.5% of pretax income, for the year ended December 31, 2000 compared to $14.2 million, or 28% of pretax income, for the year ended December 31, 1999. The company reported income before the cumulative effect of an accounting change of $67.9 million for the year ended December 31, 2000 compared with $37.2 million in 1999.

         Cumulative Effect of Accounting Change. Effective January 1, 2000, the company changed its method of accounting for revenue recognition. Pursuant to the requirements in Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition for Financial Statements, the company now recognizes revenue as title passes to the customer. In accordance with accepted industry practice, the company previously recognized revenue when product was shipped from the company's refinery to an external refiner. The implementation of SAB No. 101 was treated as a change in accounting principle with the cumulative effect of the change on retained earnings at the beginning of 2000 included in restated net income of the first interim period of 2000. The effect of the accounting change on 2000 was to decrease net income by approximately $10.3 million ($0.26 per basic and diluted share), which includes the cumulative effect adjustment of $6.4 million ($0.16 per basic and diluted share). The $6.4 million cumulative effect adjustment included revenue of $26 million in revenue. Assuming the accounting change had been applied retroactively, the unaudited pro forma effect would have been a decrease in net income of $2.2 million ($0.06 per basic and $0.05 per diluted share) in 1999 and a decrease in net income of $4.0 million ($0.13 per basic and $0.11 per diluted share) in 1998.

         Net Income. The company reports net income of $61.5 million, or $1.57 per diluted share compared with net income of $37.2 million, or $0.96 per diluted share in 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         PGM Production. During 1999, the company produced approximately 315,000 ounces of palladium and approximately 94,000 ounces of platinum, respectively, compared with approximately 340,000 ounces of palladium and approximately 104,000 ounces of platinum during 1998. The decrease was due to a 4% decrease in tons mined in 1999 compared to 1998, combined with a 4% decrease in the average ore grade of material processed. The decrease in tons mined is due to a lack of developed production faces, which occurred as a result of not achieving the company's development plan in 1999. Also contributing to the production decrease was increased dilution resulting from narrower ore widths and lower mine productivity experienced in 1999 compared to 1998. The lower average ore grade in 1999 compared to 1998 is the result of normal variations experienced from year to year.

         Revenues. Revenues were $150.7 million for the year ended December 31, 1999 compared with $106.7 million in 1998, an increase of 41% and were the result of higher realized PGM prices offset by lower production levels.

         Palladium sales decreased to approximately 314,000 ounces in 1999 from approximately 337,000 ounces in 1998. Platinum sales decreased to approximately 94,000 ounces in 1999 from approximately 103,000 ounces in 1998. As a result, the total quantity of metal sold decreased 7% to approximately 408,000 ounces in 1999 from approximately 440,000 ounces in 1998.

         The average realized price per ounce of palladium and platinum sold in 1999 increased 54% to $375 per ounce, compared to $243 per ounce in 1998. The average market price rose 19% to $362 per ounce in 1999, compared with $304 per ounce in 1998. The average realized price per ounce of palladium was $372 per ounce in 1999 compared to $202 per ounce for 1998, while the average market price increased 25% to $358 per ounce in 1999 from $286 per ounce in 1998. The average realized price per ounce of platinum sold was $383 per ounce in 1999, compared with $377 per ounce in 1998. The platinum average market price was $377 per ounce in 1999 compared to $372 per ounce in 1998. Hedging losses totaled approximately $0.3 million in 1999 compared to $26.8 million in 1998.

         Costs and Expenses. Total cash costs per ounce in the year ended December 31, 1999 increased $47, or 31%, to $198 per ounce from $151 per ounce in the year ended December 31, 1998, as a result of the decrease in the quantity of metal produced, combined with an increase in costs associated with the company's activities to expand operations at the Stillwater Mine. Total production costs per ounce in the year ended December 31, 1999 increased $53, or 30% to $231 per ounce from $178 per ounce in the year ended December 31, 1998. This increase is also primarily due to the decrease in the quantity of metal produced combined with an increase in costs associated with the program designed to expand operations at the Stillwater Mine. In addition, general and administrative costs increased $2.2 million, or 43%, primarily as a result of severance and consulting costs incurred in 1999 as a result of certain management changes.

         Operating Income. The company reported operating income of $50.4 million for the year ended December 31, 1999, compared with operating income of $23.2 million for the year ended December 31, 1998. The higher operating income was mainly the result of higher realized prices. For 1999, general and administrative costs were $7.3 million compared with $5.1 million in 1998. The increase was due to severance and consulting costs incurred in 1999.

         Net Income. Primarily as a result of increased operating income, the company has provided for income taxes of $14.2 million, or 28% of pretax income, for the year ended December 31, 1999 compared to $8.4 million, or 38.5% of pretax income, for the year ended December 31, 1998. During the fourth quarter of 1999, a review of the company's income tax provision resulted in a reduction of its 1999 tax rate to 28% from the 31.5% rate previously accrued during the year. The reduction in rate for 1999 resulted from adjustments to the prior years' deferred income tax provisions and adjustments of the anticipated benefits of allowable depletion. As a result the company reported net income of $37.2 million for the year ended December 31, 1999 compared with $13.4 million in 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

         The company's working capital at December 31, 2000 was $15.0 million compared to $8.7 million at December 31, 1999. The ratio of current assets to current liabilities was 1.3 at December 31, 2000, compared to 1.2 at December 31, 1999.

         Net cash provided by operations for the year ended December 31, 2000 was $117.7 million compared with $67.8 million in 1999, an increase of $49.9 million. The increase was primarily a result of increased net income of $24.3 million, an increase in non-cash expenses of $24.4 million and a decrease in net operating assets and liabilities of $1.2 million in 2000 compared to 1999.

         A total of $191.5 million of cash was used in investing activities in 2000 compared to $194.3 million in 1999 and is due to the capital expenditures incurred in the development of the East Boulder Mine, the Stillwater Mine expansion and the expansion of the Columbus smelter and refinery and ancillary facilities. The decreased usage was primarily due to $6.6 million in proceeds from a sale/leaseback transaction in 2000, offset by an increase in capital expenditures as a result of the development of the East Boulder Mine and the Stillwater Mine expansion.

         For the year ended December 31, 2000, cash flow from financing activities was $89.2 million compared to $79.5 million for the year ended December 31, 1999. The financing activities in 2000 were primarily attributed to additional borrowings of $45.5 million under the company's seven-year, $175 million credit facility, issuance of $30 million of Tax Exempt Facility Revenue Bonds and $12.0 million received in connection with the exercise of employee stock options.

         As a result of the above, cash and cash equivalents increased by $15.4 million for the year ended December 31, 2000, compared with a decrease of $47.0 million in the comparable period of 1999.

         In connection with the expansion of the Stillwater Mine and development of the East Boulder Mine, the company invested approximately $198.1 million in capital items, including capitalized interest of $15.7 million during 2000. During 2001, the company expects to invest approximately $229.0 million in capital items, including capitalized interest.

         Cash flow from operating activities will not cover planned 2001 capital expenditures. The company will use cash on hand and cash flows from operations and the remaining borrowings of $125 million available under the $250 million credit facility. Management believes this is sufficient liquidity to meet 2001 operating and capital needs. In addition, the company may, from time to time, also seek to raise additional capital from the public or private securities markets or from other sources for general corporate purposes and for investments beyond the scope of the current phase of its current expansion plans.

         In February 2001, the company entered into a $250 million credit facility with a syndicate of financial institutions which repaid and replaced a previous $175 million bank facility. The facility provides for a $65 million five-year term loan facility, a $135 million seven-year term loan facility and a $50 million revolving credit facility. Amortization of the term loan facilities will commence on March 31, 2002. The final maturity of the five-year term loan facility and revolving credit facility is December 30, 2005. The seven-year term loan facility final maturity date is December 31, 2007.

         The loans are required to be prepaid from excess cash flow, proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Proceeds of the term loan facility are being used to finance a portion of the expansion plan. Proceeds of the revolving credit facility are being used for general corporate and working capital needs. At the company's option, the credit facility bears interest at the London Interbank Offered Rate (LIBOR) or an alternate base rate, in each case plus a margin of 2.0% to 3.25% which is adjusted depending upon the company's ratio of debt to operating cash flow. Substantially all the property and assets of the company and its subsidiaries and the stock of the company's subsidiaries are pledged as security for the credit facility.

         Covenants in the credit facility restrict: (1) additional indebtedness;
(2) payment of dividends or redemption of capital stock; (3) liens; (4) investment, acquisitions, dispositions or mergers; (5) transactions with affiliates; (6) capital expenditures (other than those associated with the expansion plan); (7) refinancing or prepayment of subordinated debt; (8) changes in the nature of business conducted or ceasing operations at the principal operating properties; and (9) commodities hedging to no more than 90% of annual palladium production and 75% of annual platinum production (excluding the sales covered by the company's marketing contracts and similar agreements). The company is also subject to financial covenants including a debt to operating cash flow ratio, a debt service coverage ratio and a debt to equity ratio.

         Events of default include: (1) a cross-default to other indebtedness of the company or its subsidiaries; (2) any material modification to the life-of-mine plan for the Stillwater Mine; (3) a change of control of the company; (4) the failure to maintain agreed-upon annual PGM production levels or
(5) any breach or modification of any of the sales contracts.

MARKET RISK

         The company may from time to time utilize derivative instruments to manage financial risk. The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company, and Mitsubishi Corporation. The contracts apply to a portion of the company's production over the ten-year period through December 2010 and to provide floor and ceiling price structure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenue".

                            ENVIRONMENTAL OBLIGATIONS

         The company focused on one significant environmental project during 2000. This project involved construction of a tailings facility on a tract of land owned by the company in Stillwater County, Montana. The costs associated with this effort were $8.2 million in 1999 and $23.5 million in 2000. In the first quarter of 1999, an environmental group filed a complaint against the DEQ challenging the adequacy of the Environmental Impact Statement and reclamation provisions developed in connection with the permit amendment. The company believes the complaint is without merit. The company negotiated a contractual resolution to the suit with the plaintiffs. In 2000, the company's environmental expenses were $0.8 million and capital expenditures (excluding those facilities described under the expansion plan) for environmental equipment were $0. The company incurred environmental expenses of $0.7 million and $0 million in capital expenditures for environmental equipment in 1999. The company's ongoing operating expenditures for environmental compliance are expected to be approximately $1.4 million per year.

         At December 31, 2000, the company was required to post surety bonds with the State of Montana in the amount of $11.1 million, which also represents the company's best estimate of mine closure and reclamation costs for current operations. The company does not believe that costs will materially exceed this estimate. The company is accruing for reclamation costs over the life of the Stillwater Mine based on current production levels and estimated proven and probable reserves. On December 31, 2000, the accrued liability was $1.1 million compared to $0.9 million at December 31, 1999. The company periodically reviews the adequacy of its reclamation and mine closure obligations in light of current laws and regulations and will adjust its estimate as necessary.

         FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

         Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. Such statements include comments regarding expansion plans, costs, grade, production and recovery rates, permitting, financing needs, the terms of future credit facilities and capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and compliance, litigation and the palladium and platinum market. Factors that could cause actual results to differ materially from those anticipated include:

o worldwide economic and political events affecting the supply and demand of palladium and platinum;

o        price volatility of PGMs;

o potential cost overruns, difficulty in making reliable estimates in connection with expansion, uncertainties involved in developing a new mine and other factors associated with a major expansion;

o        fluctuations in ore grade, tons mined, crushed or milled;

o        variations in concentrator, smelter or refinery operations;

o        geological, technical, permitting, mining or processing problems;

o        availability of experienced employees;

o        financial market conditions;

o compliance of the company and significant customers with marketing contracts; and

o        the other factors discussed under "Business and Properties -- Risk
         Factors."

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

         As of December 31, 2000, the company had sold forward 27,500 and 2,500 ounces of palladium for delivery in 2001 and 2002, respectively, at an average price of $696 per ounce. Under a financially settled forward, at each settlement date, the company receives the difference between the forward price and the market price if the market price is below the forward price and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company's financially settled forwards are settled at maturity.

         For anticipated production in the year 2001, the company has established cashless put and call option collars on 5,000 ounces of palladium at $324 and $419 per ounce, respectively. The fair value of the company's cashless put and call option collars was a loss of approximately $2.5 million at December 31, 2000. These put and call options work together as collars under which the company receives the difference between the put price and the market price only if the market price is below the put price. The company pays the difference between the call price and the market price only if the market price is above the call price. The company's put and call options are settled at maturity.

         In addition, the company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts apply to the portions of the company's production over the ten-year period through December 2010 and provide for a floor and ceiling price structure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenue".

INTEREST RATE RISK

         At the present time, the company has no financial instruments in place to manage the impact of changes in interest rates. Therefore, it is exposed to changes in interest rates that effect the credit facility which carries a variable interest rate based upon LIBOR or an alternative base rate. At December 31, 2000, approximately $125 million had been borrowed under the total available credit of $175 million at an interest rate of 8.8%.

         In February 2001, the company entered into a $250 million credit facility with a syndicate of financial institutions which repaid and replaced a previous $175 million bank facility. The facility provides for a $65 million five-year term loan facility, a $135 million seven-year term loan facility and a $50 million revolving credit facility. Amortization of the term loan facilities will commence on March 31, 2002. The final maturity of the five-year term loan facility and revolving credit facility is December 30, 2005. The seven-year term loan facility final maturity date is December 31, 2007.

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

                              Francis R. McAllister
                              Chairman of the Board and Chief Executive Officer

                              James A. Sabala
                              Vice President and Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Stillwater Mining Company:


We have audited the accompanying consolidated balance sheets of Stillwater Mining Company and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stillwater Mining Company and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Billings, Montana
January 18, 2001, except for paragraphs four through seven of footnote 6, for which the date is February 23, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Stillwater Mining Company


             In our opinion, the accompanying consolidated statements of operation, cash flows and changes in shareholders' equity for the year ended December 31, 1998 present fairly in all material respects, the results of operations and cash flows of Stillwater Mining Company and its subsidiary for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Denver, Colorado
February 3, 1999

                            STILLWATER MINING COMPANY
--------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

December 31,                                                                   2000       1999
------------                                                                 --------   --------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                    $ 18,219   $  2,846
Funds held in escrow                                                            2,636         --
Inventories                                                                    42,625     11,658
Accounts receivable                                                                --     26,248
Deferred income taxes                                                           7,732      1,945
Other current assets                                                            2,943      3,013
                                                                             --------   --------
     Total current assets                                                      74,155     45,710

Property, plant and equipment, net                                            602,110    428,252
Other noncurrent assets                                                         2,761      4,876
                                                                             --------   --------
     Total assets                                                            $679,026   $478,838
                                                                             ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                             $ 21,710   $ 20,157
Accrued payroll and benefits                                                    6,431      5,511
Property, production and franchise taxes payable                                8,068      4,322
Current portion of long-term debt and capital lease obligations                 1,970      2,628
Metals repurchase agreements payable                                            9,386         --
Other current liabilities                                                      11,630      4,371
                                                                             --------   --------
     Total current liabilities                                                 59,195     36,989

Long-term debt and capital lease obligations                                  157,256     84,404
Deferred income taxes                                                          55,457     29,042
Other noncurrent liabilities                                                    6,504      5,299
                                                                             --------   --------
     Total liabilities                                                        278,412    155,734
                                                                             --------   --------

Commitments and Contingencies (Note 12)

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued         --         --

Common stock, $0.01 par value, 100,000,000 shares authorized, 38,645,886
authorized, and 37,917,973 shares issued and outstanding                          386        379
Paid-in capital                                                               288,212    272,173
Retained earnings                                                             112,016     50,552
                                                                             --------   --------
     Total shareholders' equity                                               400,614    323,104
                                                                             --------   --------
     Total liabilities and shareholders' equity                              $679,026   $478,838
                                                                             ========   ========


The accompanying notes are an integral part of these financial statements.

                            STILLWATER MINING COMPANY
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

Year ended December 31,                                       2000         1999         1998
-----------------------                                     ---------    ---------    ---------
REVENUES                                                    $ 225,232    $ 150,691    $ 106,723
                                                            ---------    ---------    ---------
COSTS AND EXPENSES
Cost of metals sold                                           103,902       79,395       66,793
Depreciation and amortization                                  17,623       13,557       11,642
                                                            ---------    ---------    ---------
     Total cost of sales                                      121,525       92,952       78,435
General and administrative expenses                             9,753        7,305        5,102
                                                            ---------    ---------    ---------
     Total costs and expenses                                 131,278      100,257       83,537
                                                            ---------    ---------    ---------
OPERATING INCOME                                               93,954       50,434       23,186

OTHER INCOME (EXPENSE)
Interest income                                                 1,095        1,048        1,354
Interest expense, net of capitalized interest
     of $15,669, $4,620, and $2,126                                --         (137)      (2,774)
                                                            ---------    ---------    ---------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
        ACCOUNTING CHANGE                                      95,049       51,345       21,766

INCOME TAX PROVISION                                          (27,150)     (14,174)      (8,380)
                                                            ---------    ---------    ---------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE        $  67,899       37,171       13,386
                                                            ---------    ---------    ---------
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAX
     BENEFIT OF $2,503                                         (6,435)          --           --
                                                            ---------    ---------    ---------
NET INCOME AND COMPREHENSIVE INCOME                         $  61,464    $  37,171    $  13,386
                                                            =========    =========    =========
BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting change        $    1.76    $    1.01    $    0.43
Cumulative effect of accounting change                          (0.16)          --           --
                                                            ---------    ---------    ---------
Net income                                                  $    1.60    $    1.01    $    0.43
                                                            =========    =========    =========
DILUTED EARNINGS PER SHARE

Income before cumulative effect of accounting change        $    1.73    $    0.96    $    0.38
Cumulative effect of accounting change                          (0.16)          --           --
                                                            ---------    ---------    ---------
Net income                                                  $    1.57    $    0.96    $    0.38
                                                            =========    =========    =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                          38,507       36,758       31,472
Diluted                                                        39,250       38,597       35,019

PRO FORMA AMOUNTS ASSUMING THE NEW REVENUE RECOGNITION
METHOD IS APPLIED RETROACTIVELY:
                                                            ---------    ---------    ---------
Pro forma net income                                        $  67,899    $  35,013    $   9,373
Pro forma net income per share:
   Basic                                                    $    1.76    $    0.95    $    0.30
   Diluted                                                  $    1.73    $    0.91    $    0.27
                                                            =========    =========    =========


The accompanying notes are an integral part of these financial statements.

                            STILLWATER MINING COMPANY
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

Year ended December 31,                                             2000         1999         1998
-----------------------                                           ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $  61,464    $  37,171    $  13,386
Adjustments to reconcile net income to net cash provided by
       operating activities:
       Depreciation and amortization                                 17,623       13,557       11,642
       Deferred income taxes                                         27,485       13,601        8,380
       Cumulative effect of accounting change                         6,435           --           --

Changes in operating assets and liabilities:
       Inventories                                                  (13,921)      (2,325)      (1,953)
       Accounts receivable                                               --       (4,486)     (14,836)
       Accounts payable                                               1,553        8,177        9,271
       Other                                                         17,035        2,123        5,200
                                                                  ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           117,674       67,818       31,090
                                                                  ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                                        (198,060)    (194,253)     (77,963)
       Purchase of short-term investments                                --           --       (2,277)
       Proceeds from maturity of short-term investments                  --           --       15,745
       Proceeds from sale/leaseback transactions                      6,579           --       10,019
                                                                  ---------    ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                              (191,481)    (194,253)     (54,476)
                                                                  ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
       Issuance of long-term debt                                    72,139       79,500           --
       Payments on long-term debt and capital lease obligations      (2,581)      (2,484)      (2,078)
       Issuance of common stock, net of stock issue costs            11,978        5,685       71,084
          Net metals repurchase agreement transactions                9,386           --           --
       Payments for debt issuance costs                              (1,456)      (2,657)          --
       Repurchase and retirement of common stock                       (286)        (265)          --
       Payments for conversion costs of  7% convertible notes            --         (309)          --
                                                                  ---------    ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            89,180       79,470       69,006
                                                                  ---------    ---------    ---------
CASH AND CASH EQUIVALENTS
       Net increase (decrease)                                       15,373      (46,965)      45,620
       Balance at beginning of year                                   2,846       49,811        4,191
                                                                  ---------    ---------    ---------
BALANCE AT END OF YEAR                                            $  18,219    $   2,846    $  49,811
                                                                  ---------    ---------    ---------


The accompanying notes are an integral part of these financial statements.

                            STILLWATER MINING COMPANY
--------------------------------------------------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                             Retained
                                                        Shares       Common      Paid-in     Earnings       Total
                                                      Outstanding     Stock      Capital     (Deficit)      Equity
                                                      -----------   ---------   ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1997                              20,378    $     204   $ 141,193    $      (5)   $ 141,392
Net income and comprehensive income                           --           --          --       13,386       13,386
Common stock issued under stock plans                        355            3       4,430           --        4,433
Tax benefit from stock options exercised                      --           --       2,145           --        2,145
Conversion of 7% convertible notes                            --           --          17           --           17
Issuance of shares pursuant to public stock offering       2,300           23      66,615           --       66,638
Three-for-two stock split                                 11,516          115        (119)          --           (4)
                                                       ---------    ---------   ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1998                              34,549    $     345   $ 214,281    $  13,381    $ 228,007
Net income and comprehensive income                           --           --          --       37,171       37,171
Common stock issued under stock plans                        503            5       5,773           --        5,778
Tax benefit from stock options exercised                      --           --       2,533           --        2,533
Conversion of 7% convertible notes                         2,876           29      50,253           --       50,282
Repurchase and retirement of common stock                    (10)          --        (265)          --         (265)
Costs related to public stock offering and
   conversion of 7% convertible notes                         --           --        (402)          --         (402)
                                                       ---------    ---------   ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1999                              37,918    $     379   $ 272,173    $  50,552    $ 323,104
Net income and comprehensive income                           --           --          --       61,464       61,464
Common stock issued under stock plans                        739            7      11,971           --       11,978
Tax benefit from stock options exercised                      --           --       4,354           --        4,354
Repurchase and retirement of common stock                    (11)          --        (286)          --         (286)
                                                       ---------    ---------   ---------    ---------    ---------
BALANCE AT DECEMBER 31, 2000                              38,646    $     386   $ 288,212    $ 112,016    $ 400,614
                                                       =========    =========   =========    =========    =========


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

         The company's operations consist of the Stillwater Mine located on the J-M Reef in Nye, Montana, the East Boulder Mine located at the western end of the J-M Reef in Sweet Grass County, Montana and a smelter, base metals refinery and copper-nickel refinery located in Columbus, Montana.

         During 1998, the company announced plans for the expansion of the Stillwater Mine, development of the East Boulder Project and expansion of the smelter and base metals facilities (1998 Expansion Plan). Key components of the expansion are development of the Stillwater Mine and concentrator facilities to expand production from 2,000 tons per day to 3,000 tons per day, development of the East Boulder Project and ancillary facilities to provide for an initial production rate of 2,000 tons per day and expansion of the smelter and base metals refinery. The Stillwater Mine is expected to reach its design capacity in 2003 and the Hertzler tailings facility was completed in the later part of 2000. Through 2000, the East Boulder Project advanced to the reef and completed construction of the tailings facility and administration buildings. The smelter expansion was completed in December 1999.

         The company's operations can be significantly impacted by risks and uncertainties associated with the mining industry as well as those specifically related to its operations. The risks and uncertainties that can impact the company include but are not limited to the following: price volatility of palladium and platinum, economic and political events affecting supply and demand for these metals, reserve estimation, environmental obligations, government regulations and ownership of and access to mineral reserves.

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

USE OF ESTIMATES

         The preparation of the company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. The more significant areas requiring the use of management's estimates relate to mineral reserves, reclamation and environmental obligations, valuation allowance for deferred tax assets, useful lives for depreciation and amortization and future cash flows from long-lived assets. Actual results could differ from these estimates.

CASH EQUIVALENTS

         The company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2000 and 1999, there were no cash equivalents.

INVENTORIES

         Metals inventories are carried at the lower of current market value or average unit cost. Production costs include the cost of direct labor and materials, depreciation and amortization, as well as overhead costs relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or fair market value.

PROPERTY, PLANT AND EQUIPMENT

         Plant and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from five to twenty years or, for capital leases, the term of the related leases. Maintenance and repairs are charged to operations as incurred. Mine development expenditures incurred to increase existing production, develop new ore bodies or develop mineral property substantially in advance of production are capitalized and amortized using a units-of-production method over the proven and probable reserves. Interest is capitalized on expenditures related to construction or development projects and amortized using the same method as the related asset. Interest capitalization is discontinued when the asset is placed into operation or development ceases. Exploration costs are expensed as incurred.

         The company follows Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the estimated carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows. As of December 31, 2000, the company does not believe that any impairments of its long-lived assets have occurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The company's non-derivative financial instruments consist primarily of cash, accounts receivable, metals repurchase agreements payable and debt. The carrying amounts of cash, accounts receivable and metals repurchase agreements payable approximate fair value due to their short maturities. The carrying amounts of long-term debt approximate fair values as interest rates on the majority of such debt are variable. At December

31, 2000 and 1999, based on rates available for similar types of obligations, the fair values of capital lease obligations were not materially different from their carrying amounts.

REVENUE RECOGNITION

         Revenues consist of the sales of palladium and platinum, including any realized hedging gains or losses, and are reduced by sales discounts associated with long-term sales contracts. By-product metals revenue and secondary materials processing revenue are included as a reduction to the cost of metals sold rather than an increase in revenue. Revenue is recognized when title passes to the customer and sales discounts are recognized when related revenue is recorded.

         Effective January 1, 2000, the company changed its method of accounting for revenue recognition. Pursuant to the guidance in Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition for Financial Statements, the company now recognizes revenue as title passes to the customer. In accordance with accepted industry practice, the company previously recognized revenue when product was shipped from the company's base metals refinery to an external refiner. The implementation of SAB No. 101 was treated as a change in accounting principle with the cumulative effect of the change on retained earnings at the beginning of 2000 included in restated net income of the first interim period of 2000. The effect of the accounting change on 2000 was to decrease net income by approximately $10.3 million ($0.26 per basic and diluted share), which includes the cumulative effect of $6.4 million ($0.16 per basic and diluted share). The $6.4 million cumulative effect adjustment includes $26 million of revenue previously recognized in 1999, which is reflected as revenue in 2000 under the company's new method of accounting. Assuming the accounting change had been applied retroactively, the unaudited pro forma effect would have been a decrease in net income of $2.2 million ($0.06 per basic and $0.05 per diluted share) in 1999 and a decrease in net income of $4.0 million ($0.13 per basic and $0.11 per diluted share) in 1998.

         Effective January 1, 2000, the company also implemented Issue No. 00-14 of the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force
(EITF), Accounting for Certain Sales Incentives. The consensus reached by the FASB EITF requires a company to classify any cash sales discounts as a reduction in revenue. Prior to the implementation of EITF 00-14, the company classified sales discounts associated with long-term sales contracts as a component of cost of metals sold. Pursuant to the consensus, financial statements for all prior periods presented have been reclassified.

HEDGING PROGRAM

         From time to time, the company enters into derivative instruments, including fixed forwards, cashless put and call option collars and financially settled forwards to manage the effect of price changes in palladium and platinum on the company's revenue. These instruments are accounted for as hedges when the instrument is designated as a hedge of the related production and there exists a high degree of correlation between the fair value of the instrument and the fair value of the hedged production. The degree of correlation is assessed periodically. In the event that an instrument does not meet the designation or effectiveness criteria, any subsequent gain or loss on the instrument is recognized immediately in earnings. Otherwise, gains or losses related to hedging transactions are recognized as adjustments to the revenue recorded for the related production. If an instrument is settled early, any gains or losses are deferred and recognized as adjustments to the revenue recorded for the related production. Costs associated with the purchase of certain hedging instruments are deferred and amortized against revenue related to the hedged production.

RECLAMATION AND ENVIRONMENTAL COSTS

         Post-closure reclamation and site restoration costs are estimated based on environmental regulatory requirements and are accrued ratably over the life of the mine using a units-of-production method. Current expenditures related to ongoing environmental and reclamation programs are expensed as incurred. At December 31, 2000, the company was required to post surety bonds with the State of Montana in the amount of $11.1 million, which also represents the company's best estimate of mine closure and reclamation costs for current operations. The accrued reclamation liability, included in other noncurrent liabilities, was approximately $1.1 million and $0.9 million, respectively at December 31, 2000 and 1999.

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

         Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

START-UP COSTS

         The costs of start-up activities, including organization costs, are expensed as incurred.

                                     NOTE 3

                            NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. SFAS Nos. 133 and 138 will be adopted for the fiscal year beginning January 1, 2001. SFAS Nos. 133 and 138 require that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either a) offset by the change in fair value of the hedged asset or liability (if applicable) or b) reported as a component of other comprehensive income, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The company primarily uses derivatives to hedge metal prices. The company has evaluated the effect of SFAS Nos. 133 and 138 on its financial statements. On January 1, 2001, the fair value of the derivative hedging instruments outstanding was a liability of $10.0 million. The company will record a liability for the fair value with the related charge recorded as a component of comprehensive income.

                                     NOTE 4

                                   INVENTORIES

(in thousands)                  2000      1999
--------------               -------   -------
Metals inventory
     Raw ore                 $ 1,086   $   187
     Concentrate and
        in-process            13,971     7,079
     Finished goods           21,864        --
                             -------   -------
                              36,921     7,266
Materials and supplies         5,704     4,392
                             -------   -------
                             $42,625   $11,658
                             =======   =======

         As discussed in Note 2, effective January 1, 2000, the company changed its method of accounting for revenue recognition. In accordance with accepted industry practices, the company previously recognized revenue when product was shipped from the base metals refinery to an external refiner and accordingly there was no finished goods inventory. Under the new accounting method, the company now recognizes revenue as title passes to the customer. The metals inventory held at the external refiner is now reported as finished goods inventory.

                                     NOTE 5

                          PROPERTY, PLANT AND EQUIPMENT

(in thousands)                                      2000         1999
--------------                                   ---------    ---------
Machinery and equipment                          $  46,652    $  42,277
Leased equipment                                     9,783       10,628
Buildings and structural components                138,550       91,767
Mine development                                   227,389      165,896
Land                                                 3,276        2,182
Construction-in-progress:
     East Boulder Project                          209,387      111,175
     Stillwater Mine Expansion                      39,177       77,081
     Other construction-in-progress                 18,998        4,034
                                                 ---------    ---------
                                                   693,212      505,040
Less accumulated depreciation and amortization     (91,102)     (76,788)
                                                 ---------    ---------
                                                 $ 602,110    $ 428,252
                                                 =========    =========


                                     NOTE 6

                  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

CREDIT FACILITY

         In March 1999, the company entered into a seven-year $175 million credit facility ("the Credit Facility") from a syndicate of banks. The Credit Facility provided for a $125 million term loan facility and a $50 million revolving credit facility. Borrowings could be made under the term loan facility until December 29, 2000 and amortization of the term loan facility was to commence on March 31, 2001. The final maturity of the term loan facility and revolving credit facility is December 30, 2005. As of December 31, 2000 and 1999, the company had $76.4 million and $52.6 million, respectively, outstanding under the term loan facility, and $48.6 million and $26.9 million, respectively, outstanding under the revolving credit facility.

         The loans are required to be prepaid from excess cash flow and proceeds from asset sales and any issuance of debt or equity securities, subject to specific exceptions. Proceeds of the term loan facility are used to finance a portion of the expansion plan. The Credit Facility provided for interest at London Interbank Offered Rates (LIBOR) or an alternate base rate, in each case plus a margin of 1.00% to 1.75%, which was adjusted depending upon the company's ratio of debt to operating cash flow. At December 31, 2000, the borrowings outstanding under the Credit Facility bear interest at 8.8%. Substantially all the property and assets of the company are pledged as security for the Credit Facility.

         During 1999 and 2000, as a result of problems encountered with the expansion, the company did not comply with certain production covenants under the Credit Facility. The bank syndicate has granted waivers of these covenants until April 30, 2001, which also provide that the Credit Facility will bear interest at LIBOR plus 2.00%.

         In February 2001, the company obtained a $250 million credit facility from a syndicate of financial institutions. The facility provides for a $65 million five-year term loan facility, a $135 million seven-year term loan facility and a $50 million revolving credit facility. Amortization of the term loan facilities will commence on March 31, 2002. The final maturity of the five-year term loan facility and the revolving loans is December 30, 2005 while the seven-year term loan facility final maturity date is December 31, 2007. Of the term loan facility proceeds, $125 million will be used to repay borrowings under the existing credit facility with the remaining proceeds used to complete funding of the company's expansion plans as required. Proceeds of the revolving credit facility will be used for general corporate and working capital needs.

         The loans are required to be prepaid from excess cash flow, proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. At the company's option, the credit facility bears interest at the London Interbank Offered Rate (LIBOR) or an alternate base rate, in each case plus a margin of 2.0% to 3.25% which is adjusted depending upon the company's ratio of debt to operating cash flow. Substantially all the property and assets of the company and its subsidiaries and the stock of the company's subsidiaries are pledged as security for the facility.

         Covenants in the facility restrict: (1) additional indebtedness; (2) payment of dividends or redemption of capital stock; (3) liens; (4) investment, acquisitions, dispositions or mergers; (5) transactions with affiliates; (6) capital expenditures (other than those associated with the expansion plan); (7) refinancing or prepayment of subordinated debentures; (8) changes in the nature of business conducted or ceasing operations at the principal operating properties; and (9) commodities hedging to no more than 90% of annual palladium production and 75% of annual platinum production (excluding the sales covered by the company's marketing contracts and similar agreements). The company is also subject to financial covenants including a debt to operating cash flow ratio, a debt service coverage ratio and a debt to equity ratio.

         Events of default include: (1) a cross-default to other indebtedness of the company or its subsidiaries; (2) any material modification to the life-of-mine plan for the Stillwater Mine; (3) a change of control of the company; (4) the failure to maintain agreed-upon annual PGM production levels or
(5) any breach or modification of any of the sales.

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

EQUIPMENT LEASE AGREEMENTS

         The company leases certain underground mining equipment under five-year leasing agreements containing two-year renewal options that can be exercised at the end of the original lease terms. In September 2000, the company amended one of the capital lease agreements by exercising the two-year renewal option. The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments (in thousands):

Year ended December 31,
-----------------------
2001                                          $ 1,898
2002                                            1,555
2003                                              482
2004                                               58
                                              -------
Total minimum lease payments                    3,993
Less amount representing interest                (320)
                                              -------
Present value of net minimum lease payments     3,673
Less current portion                           (1,860)
                                              -------
Total long-term capital lease obligation      $ 1,813
                                              =======


EXEMPT FACILITY REVENUE BONDS

         On July 6, 2000, the company completed a $30 million offering of Exempt Facility Revenue Bonds, Series 2000, through the State of Montana Board of Investments. The bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Mine. The bonds mature on July 1, 2020 and have a stated interest rate of 8.00% with interest paid semi-annually. The bonds have an effective interest rate of 8.57%. Net proceeds from the offering were $28.7 million. As of December 31, 2000, $2.6 million of the funds were held in escrow pending expenditure for allowable costs.

SPECIAL INDUSTRIAL EDUCATION IMPACT REVENUE BONDS

         These bonds were issued by the company in 1989 in three series to finance impact payments to local school districts. The bonds bear interest at varying rates between 6.5% and 7.8% and mature in increasing annual principal amounts through 2009. The balance outstanding at December 31, 2000 and 1999 was $1.3 million and $1.4 million, respectively, of which approximately $0.1 million was classified as current in each year. The bonds, which are collateralized by the company's real estate, are secured by guarantees from Chevron Corporation and Manville Corporation. Scheduled principal repayments during the years 2001 through 2005 are approximately $0.1 million in each year. Scheduled principal repayments subsequent to 2005 total $0.8 million.

CASH PAID FOR INTEREST

         The company made cash payments for interest of $11.9 million, $3.8 million and $4.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                                     NOTE 7

                             EMPLOYEE BENEFIT PLANS

         The company has adopted two savings plans which qualify under section 401(k) of the U.S. Internal Revenue Code covering all non-bargaining and bargaining employees. Under the plans, employees may elect to contribute up to 10% of their cash compensation, subject to the Employee Retirement Income Security Act of 1974 (ERISA) limitations. The company is required to make matching cash contributions equal to 200% of the employee's contribution up to 3% of the employee's compensation. Contributions to the plans were $2.4 million, $1.5 million and $1.2 million in 2000, 1999 and 1998, respectively.

                                     NOTE 8

                        COMMON STOCK PLANS AND AGREEMENTS

STOCK PLAN

         The company sponsors stock option plans that enable the company to grant stock options or restricted stock to employees and non-employee directors. As of December 31, 2000, there were 5,550,000 shares of common stock authorized for issuance under the plans.

         Awards granted under the plans may consist of incentive stock options
(ISOs) or non-qualified stock options (NQSOs), stock appreciation rights (SARs), restricted stock or other stock-based awards, with the exception that non-employee directors may not be granted SARs and only employees of the company may be granted ISOs.

         The plans are administered by the Compensation Committee of the company's Board of Directors, which determines the exercise price, exercise period, vesting period and all other terms. Officers' and directors' options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date.

         There were approximately 1,400,000 shares available for grant as of December 31, 2000. Stock option activity for the years ended December 31, 2000, 1999 and 1998 is summarized as follows:

                                                                            Weighted Average
                                                         Weighted Average    Fair Value of
                                             Shares      Exercise Price      Options Granted
                                           ----------    ----------------   ----------------
Options outstanding at December 31, 1997    1,830,824      $    10.93                 --
    (1,410,297 exercisable)
1998 Activity:
    Options granted                           930,365      $    16.24         $     8.11
    Options exercised                        (526,371)     $     8.27                 --
    Options canceled                          (32,100)     $    14.98                 --
                                           ----------      ----------         ----------
Options outstanding at December 31, 1998    2,202,718      $    13.74                 --
    (1,162,031 exercisable)
1999 Activity:
    Options granted                           634,150      $    26.68         $     9.56
    Options exercised                        (499,047)     $    11.56                 --
    Options canceled                          (84,622)     $    22.36                 --
                                           ----------      ----------         ----------
Options outstanding at December 31, 1999    2,253,199      $    17.52                 --
    (1,524,185 exercisable)
2000 Activity:
    Options granted                           419,550      $    30.56         $    14.00
    Options exercised                        (750,680)     $    16.40                 --
    Options canceled                          (37,100)     $    30.77                 --
                                           ----------      ----------         ----------
Options outstanding at December 31, 2000    1,884,969      $    20.61                 --
    (1,191,443 exercisable)

         The following table summarizes information for outstanding and exercisable options as of December 31, 2000:

                                           Options Outstanding                 Options Exercisable
                                      -------------------------------     -----------------------------
                                         Average          Weighted                          Weighted
     Range of           Number          Remaining          Average          Number          Average
  Exercise Price      Outstanding     Contract Life    Exercise Price     Exercisable    Exercise Price
  --------------      -----------     -------------    --------------     -----------    --------------
     $3.91              104,541            3.6           $   3.91            104,541        $   3.91
$ 8.83 - $13.24         209,802            5.1           $  12.34            193,299        $  12.31
$13.24 - $17.65         551,376            6.2           $  15.08            488,873        $  14.96
$17.65 - $22.06         161,157            4.6           $  19.76            139,404        $  19.97
$22.06 - $26.48          89,267            6.8           $  23.83             40,158        $  23.55
$26.48 - $30.89         698,201            7.0           $  28.27            208,243        $  27.26
$30.89 - $35.30          46,475            7.4           $  33.28             16,925        $  32.35
$35.30 - $39.71          18,625            6.6           $  38.02                 --              --
$39.71 - $44.13           5,525            4.2           $  41.63                 --              --
                      ---------                                            ---------
                      1,884,969                                            1,191,443
                      =========                                            =========

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

         Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123 and has been determined as if the company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,                       2000        1999        1998
-----------------------                       ----        ----        ----
Weighted average expected lives (years)        3.2         3.8        6.5
Interest rate                                  6.2%        5.5%     4.4 - 5.5%
Volatility                                      58%         47%        53%
Dividend yield                                  --          --         --

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

         The estimated fair value of the options is amortized to expense over the vesting period of the options for purposes of the following pro forma disclosures (in thousands, except for per share amounts):

                                     2000      1999      1998
                                    -------   -------   -------
Pro forma net income                $57,344   $32,064   $10,560
Pro forma net income per share:
   Basic                            $  1.49   $  0.87   $  0.34
   Diluted                          $  1.46   $  0.83   $  0.30

         The effect of outstanding stock options on diluted weighted average shares outstanding was 743,060, 898,023 and 667,763 shares for 2000, 1999 and 1998, respectively. Outstanding options to purchase 65,575, 519,875 and 264,111 shares of common stock were excluded from the computation of diluted earnings per share for the years ended December 31, 2000, 1999 and 1998, respectively, because the effect of inclusion would have been antidilutive using the treasury stock method.

         The effect of the company's Convertible Notes on diluted weighted average shares outstanding was 940,594 and 2,878,656 shares for 1999 and 1998, respectively.

SHAREHOLDERS' RIGHTS AGREEMENT

         In October 1995, the Board of Directors of the company adopted a Rights Agreement under which Stillwater shareholders of record as of November 15, 1995 received a dividend in the form of Preferred Stock Purchase Rights (the "Rights"). The Rights permit the holder to purchase one one-thousandth of a share (a unit) of Series A Preferred Stock, par value $0.01 per share (the "Preferred Stock"), at a purchase price of $53 per unit, subject to adjustment. All outstanding Rights may be redeemed by the company at any time until such time the Rights become exercisable. Until a Right is exercised, the holder thereof has no rights as a shareholder of the company, including the right to vote or receive dividends. Subject to certain conditions, the Rights become exercisable ten business days after a person or group acquires or commences a tender or exchange offer to acquire a beneficial ownership of 15% or more of the company's outstanding common stock. The Rights expire on October 26, 2005 unless earlier redeemed or exercised.

                                     NOTE 9

                                  INCOME TAXES

         The components of the provision (benefit) for income taxes are as follows (in thousands):

Year ended December 31,                                 2000        1999       1998
-----------------------                               --------    --------   --------
Current federal                                       $   (335)   $    573   $     --
Current state                                               --          --         --
                                                      --------    --------   --------
   Total current                                          (335)        573         --
                                                      --------    --------   --------
Deferred federal                                        22,600      10,132      7,618
Deferred state                                           4,885       3,469        762
                                                      --------    --------   --------
   Total deferred                                       27,485      13,601      8,380
                                                      --------    --------   --------
Total income tax provision                              27,150      14,174      8,380
   Less:  Income tax allocated to cumulative effect     (2,503)         --         --
                                                      --------    --------   --------
Net income tax provision                              $ 24,647    $ 14,174   $  8,380
                                                      ========    ========   ========

         The components of the company's deferred tax liabilities (assets) are comprised of the following temporary differences and carryforwards (in thousands):

December 31,                                    2000         1999
------------                                 ---------    ---------
Property and equipment                       $  15,043    $  10,939
Mine development costs                          93,658       62,639
                                             ---------    ---------
   Total deferred tax liabilities              108,701       73,578
                                             ---------    ---------
Capital lease obligations                         (237)        (539)
Noncurrent liabilities                          (2,562)      (2,087)
Current liabilities                             (1,160)        (628)
Inventory                                       (5,839)        (323)
Net operating loss and other carryforwards     (51,178)     (42,904)
                                             ---------    ---------
   Total deferred tax assets                   (60,976)     (46,481)
                                             ---------    ---------
Net deferred tax liabilities                 $  47,725    $  27,097
                                             =========    =========


         There was no valuation allowance recorded in 2000 or 1999 because it was more likely than not that all deferred tax assets would be realized. A reconciliation from the federal income tax provision at the applicable statutory income tax rate to the effective rate is as follows (in thousands):

Year ended December 31,                                 2000        1999        1998
-----------------------                               --------    --------    --------
Income before income taxes and cumulative
    effect of accounting change                       $ 95,049    $ 51,345    $ 21,766
                                                      ========    ========    ========
Income taxes at statutory rate                        $ 33,267    $ 17,971    $  7,618
State income taxes, net of federal benefit               3,622       2,272         762
Percentage depletion                                    (9,254)         --          --
Adjustments to prior years' tax provisions                (921)     (6,069)         --
Other                                                      436          --          --
                                                      --------    --------    --------
Total income tax provision                              27,150      14,174       8,380
   Less:  Income tax allocated to cumulative effect     (2,503)         --          --
                                                      --------    --------    --------
Net income tax provision                              $ 24,647    $ 14,174    $  8,380
                                                      ========    ========    ========

         At December 31, 2000, the company had approximately $131 million of regular tax net operating loss carryforwards expiring during 2010 through 2020. The company believes that it is more likely than not that these carryforwards will be utilized to reduce future federal income tax liabilities. Management can and would implement tax planning strategies to prevent these carryforwards from expiring. The company made cash payments for income taxes of $0.7 million, $0.2 million and $0.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. Adjustments to the prior years' tax provisions relate to the company's review of its net deferred tax assets and liabilities, together with net operating loss carryforwards. The company has determined to currently recognize potential tax benefits arising therefrom on the assumption that the deductions and losses will be realized in future years. In making this determination, the company has considered the current level of platinum group metal (PGM) prices and the ability of the company to use accelerated depreciation and amortization methods in the determination of taxable income.

                                     NOTE 10

                              CAPITAL TRANSACTIONS

COMMON STOCK OFFERING

         On October 20, 1998, 3,000,000 shares of the company's common stock were sold in a public offering at $20.50 per share. On November 4, 1998, 450,000 additional shares were sold pursuant to the underwriter's over-allotment option. Proceeds from the offering were approximately $66.6 million, net of offering costs of $4.1 million.

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

                                     NOTE 11

                              COMMODITY INSTRUMENTS

         In September 1998, the company entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts apply to a portion of the company's production over the five-year period from January 1999 through December 2003. Under the contracts, the company committed between 90% to 100% of its palladium production. Palladium sales are priced at a discount to market, with a floor price averaging approximately $225 per ounce. The company agreed to an average maximum palladium price of approximately $400 per ounce on approximately 30% of its production sold under the contracts. The remaining 70% of the company's palladium production is not subject to any price cap. In addition, the company committed approximately 20% of its annual platinum production over the next five years under these agreements. Platinum sales are priced at a discount to market, subject to an average minimum price of $350 per ounce with an average maximum price of $425 per ounce. The remaining 80% of the company's annual platinum production was not committed under these contracts, and remained available for sale at prevailing market prices. The sales contracts provide for adjustments to ounces committed based on actual production. In addition, the sales contracts contain termination provisions that allow the purchasers to terminate in the event the company breaches certain provisions of the contracts and the breach is not cured within periods ranging from ten to thirty days after notice by the purchaser. The long-term sales contracts are not subject to the requirements of SFAS No. 133 as the contracts qualify for the normal sales exception provided in SFAS No. 138 since they will not settle net and will result in physical delivery. The floors and ceilings embedded within the long-term sales contracts are treated as part of the host contract, not a separate derivative instrument and are therefore also not subject to the requirements of SFAS No. 133.

         In November 2000, the company renegotiated and extended two of its long-term sales contracts for its palladium and platinum production. The new arrangements establish higher prices on a portion of the current contracts, extend the term of the contracts through 2010 with new floors and ceilings and increase the amount of platinum committed. Under the revised terms, the palladium contracts cover the sale of 90% of palladium production through 2005 and 70% of production in 2006 through 2010. The platinum contracts cover the sale of 80% of platinum production through 2003 and 60% of production from 2004 through 2010. The contracts provide for floor and ceiling price structures as summarized below:

                                    PALLADIUM                                                 PLATINUM
                 --------------------------------------------------    ------------------------------------------------------
                   % of       Avg. Floor     % of     Avg. Ceiling        % of       Avg. Floor       % of       Avg. Ceiling
     Year        Production     Price     Production     Price         Production       Price      Production        Price
                 -----------  ----------  ----------- ------------     ----------    ----------    ----------    ------------
     2001            90%        $348.06         30%      $400.00           80%         $406.25         32%         $585.16
     2002            90%        $348.06         30%      $400.00           80%         $406.25         32%         $585.16
     2003            90%        $336.94         30%      $400.00           80%         $406.25         32%         $585.16
     2004            90%        $362.50         36%      $618.10           60%         $425.00         12%         $850.00
     2005            90%        $347.22         14%      $975.00           60%         $425.00         12%         $850.00
     2006            70%        $400.00       17.5%      $975.00           60%         $425.00         12%         $850.00
     2007            70%        $400.00       17.5%      $975.00           60%         $425.00         12%         $850.00
     2008            70%        $385.00       17.5%      $975.00           60%         $425.00         12%         $850.00
     2009            70%        $380.00       17.5%      $975.00           60%         $425.00         12%         $850.00
     2010            70%        $375.00       17.5%      $975.00           60%         $425.00         12%         $850.00


         The company may also enter into transactions for the sale and repurchase of excess metals held in the company's account at third party refineries. Under these transactions, the company will enter into an agreement to sell a certain number of ounces to counter parties at the then current market price. The company will simultaneously enter into a separate agreement with the same counter party, to repurchase the same number of ounces at the same price at the repurchase date.

         The company uses various derivative financial instruments to manage the company's exposure to market prices associated with changes in palladium and platinum commodity prices. Such derivatives are carried off-balance sheet and therefore have no carrying value. Gains and losses on such derivatives are reported when the hedged transaction occurs. Because the company hedges only with instruments that have a high correlation with the value of the hedged transactions, changes in derivatives' fair value are expected to be offset by changes in the value of the hedged transaction.

         The company utilizes the following types of derivative financial instruments: fixed forwards, cashless put and call option collars and financially settled forwards. For derivative instruments outstanding as of December 31, 2000, the company has designated the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). Currently, all derivatives have been assessed as highly effective cash-flow hedges that link to a specific firm commitment or forecasted transaction. Changes in fair value of derivatives that are highly effective as hedges and that are designated and qualified as a cash-flow hedge will be reported in other comprehensive income until the related specific firm commitments or forecasted transactions occur.

         The company enters into cashless put and call option collars under which the company receives the difference between the put price and the market price only if the market price is below the put price and the company pays the difference between the call price and the market price only if the market price is above the call price. The company's put and call options are financially settled at maturity. Since the put/call instruments hedge forecasted transactions, they qualify for cash flow hedge accounting. They are considered to be highly effective since the intrinsic value of the put/call will offset the change in value associated with future production not subject to the long-term sales contract. The company recorded $13.4 million in losses for the settlement of cashless put and call option collars in 2000.

         The company may enter into fixed forward contracts to sell metals at a future date and at a fixed price in order to reduce the risk associated with future metals prices for ounces produced in excess of the company's long-term sales contracts. These instruments are considered to be highly effective derivatives that will qualify for cash flow hedge accounting since they are an "all-in-one-hedge" instrument, meaning that all of the components (ounces, delivery date, and price) are fixed as part of the original commitment.

         The company also enters into financially settled forwards. They differ from fixed forwards in that they are settled net in cash. The company uses the financially settled forwards as a mechanism to hedge the fluctuations in metal prices associated with future production not subject to the long-term sales contracts. The financially settled forwards qualify as a cash flow hedge and are considered to be highly effective, since the change in the value of the financially settled forward will offset changes in the expected future cash flows related to future production not subject to the long-term sales contracts.

         A summary of the company's derivative instruments on palladium as of December 31, 2000 is as follows. As of December 31, 2000 there are no derivative instruments on platinum.

                                                      Average          Average
Derivative Instrument                   Ounces       Put Price       Call Price
---------------------                   ------       ---------       ----------
2001 Put and Call Option Collars         5,000          $324             $419

                                        Ounces      Sales Price
                                        ------      -----------
2001  Financially Settled Forwards      27,500          $696
2002  Financially Settled Forwards       2,500          $696

         On January 1, 2001, the fair value of the derivative hedging instruments outstanding was a liability of $10.0 million.

                                     NOTE 12

                          COMMITMENTS AND CONTINGENCIES

REFINING AGREEMENTS

         The company has contracted with two entities to refine its filter cake production. Even though there are limited number of PGM refiners, the company is not economically dependent upon any one refiner.

OPERATING LEASES

         In September 1998, the company completed the sale and leaseback of a tunnel boring machine and miscellaneous other mining equipment. The leases are non-cancelable with terms of seven years and are classified as operating leases for financial reporting purposes. In September 2000, the company entered into an additional operating lease through the sale and leaseback of mining equipment. The lease is non-cancelable with a term of five years and is classified as an operating lease for financial reporting purposes. Rental expense amounted to approximately $1.9 million, $1.6 million and $0.5 million in 2000, 1999 and 1998, respectively.

         Future minimum lease payments for non-cancelable leases with terms in excess of one year are $1.6 million in each of the years 2001 through 2004, and $1.1 million in 2005.

SIGNIFICANT CUSTOMERS

         Sales to significant customers represented approximately 91%, 80% and 60% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. The company sells its metals to a small number of customers and brokers; however, the company is not economically dependent upon these customers since palladium and platinum can be readily sold in numerous markets throughout the world.

ELECTRIC SERVICE AGREEMENT

         During 1996, Montana Power Company (MPC) upgraded the company's transmission line and substation facilities. The cost of this upgrade to MPC totaled approximately $2.9 million. In a contract between MPC and the company, the company agreed to reimburse MPC for these costs through additional electric revenues produced from the company's increased load in excess of 8,000 kilowatts. At the completion of the five-year agreement, if the total additional revenues, as defined in the contract between MPC and the company, have not met or exceeded MPC's investment, the company will be required to pay MPC the difference. The company estimates that the additional revenues will exceed MPC's investment.

LEGAL PROCEEDINGS

         The company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company's consolidated financial position, results of operations or liquidity.

                                     NOTE 13

                           QUARTERLY DATA (UNAUDITED)

     Quarterly earnings data for the years ended December 31, 2000 and 1999 were as follows (in thousands, except per share data):

                                                            2000 Quarter Ended
                                            ---------------------------------------------------
                                             March 31      June 30    September 30  December 31
                                            ----------    ----------  ------------  -----------
Revenue, as originally reported             $   61,335    $   48,565   $   52,555    $   78,650
Revenue, as restated(1),(2)                     42,135        55,390       49,056        78,650

Operating income, as originally reported    $   28,085    $   16,736   $   19,840    $   33,128
Operating income, as restated(1)                18,282        23,598       18,946        33,128
Net income, as originally reported          $   20,423    $   12,183   $   14,593    $   23,464
   Effect of change in accounting method        (7,058)        4,938         (644)           --
   Cumulative effect of accounting change       (6,435)           --           --            --
                                            ----------    ----------   ----------    ----------
Net income, as restated(1)                  $    6,930    $   17,121   $   13,949    $   23,464
                                            ==========    ==========   ==========    ==========

Basic earnings per share amounts:

   Net income, as originally reported       $     0.53    $     0.32   $     0.38    $     0.61
   Effect of change in accounting method    $    (0.18)   $     0.13   $    (0.02)   $       --
   Cumulative effect of accounting change   $    (0.17)   $       --   $       --    $       --
                                            ----------    ----------   ----------    ----------
   Net income, as restated (1)              $     0.18    $     0.45   $     0.36    $     0.61
                                            ==========    ==========   ==========    ==========
Diluted earnings per share amounts:
   Net income, as originally reported       $     0.52    $     0.31   $     0.37    $     0.60
   Effect of change in accounting method    $    (0.18)   $     0.13   $    (0.02)   $       --
   Cumulative effect of accounting change   $    (0.16)   $       --   $       --    $       --
                                            ----------    ----------   ----------    ----------
   Net income, as restated (1)              $     0.18    $     0.44   $     0.35    $     0.60
                                            ==========    ==========   ==========    ==========

                                                             1999 Quarter Ended
                                            ---------------------------------------------------
                                             March 31      June 30    September 30  December 31
                                            ----------    ----------  ------------  -----------
Revenue                                     $   38,030    $   36,845   $   32,204    $   45,668
Revenue, restated(2)                            37,565        36,299       31,693        45,134
Operating income                            $   15,544    $   11,129   $    7,243    $   16,518
Net income                                  $   10,588    $    8,046   $    5,099    $   13,438
Basic earnings per share                    $     0.31    $     0.22   $     0.13    $     0.35
Diluted earnings per share                  $     0.28    $     0.21   $     0.12    $     0.35

(1) During the fourth quarter of 2000, the company implemented SAB 101, Revenue Recognition for Financial Statements. As a result, revenue, net income and earnings per share were restated back to the beginning of the first interim period in 2000.

(2) During the fourth quarter of 2000, the company implemented EITF 00-14, which had the effect of reclassifying contract discounts from cost of metals sold to an offset to revenue. Quarterly revenue figures for 2000 and 1999 have been restated for comparison.

                                     NOTE 14

                MINERAL RESERVES AND PRODUCTION DATA (UNAUDITED)

Proven and probable palladium and platinum reserves (1) consisted of the following:

December 31,                                      2000      1999      1998      1997      1996
------------                                    -------   -------   -------   -------   -------
STILLWATER MINE
Ore reserves (thousands of tons)                 22,246    22,980    23,745    17,999    15,619
Grade (2)                                          0.71      0.71      0.71      0.79      0.80
Contained metal (thousands of ounces)
   Palladium (3)                                 12,137    12,444    12,910    10,940     9,595
   Platinum (3)                                   3,678     3,771     3,912     3,315     2,907
                                                -------   -------   -------   -------   -------
   Total contained metal                         15,815    16,215    16,822    14,255    12,502
                                                =======   =======   =======   =======   =======

EAST BOULDER

Ore reserves (thousands of tons)                 13,313    13,313    13,313    11,510    11,510

Grade (2)                                          0.71      0.71      0.71      0.79      0.79
Contained metal (thousands of ounces)
   Palladium (3)                                  7,251     7,251     7,251     6,992     6,992
   Platinum (3)                                   2,197     2,197     2,197     2,120     2,120
                                                -------   -------   -------   -------   -------
   Total contained metal                          9,448     9,448     9,448     9,112     9,112
                                                =======   =======   =======   =======   =======

SUMMARY OPERATING INFORMATION WAS AS FOLLOWS:

Year ended December 31,                           2000      1999      1998      1997      1996
-----------------------                         -------   -------   -------   -------   -------
Ounces produced (in thousands)
   Palladium                                        330       315       340       271       196
   Platinum                                         100        94       104        84        59

Average realized price per ounce
   Palladium                                    $   560   $   372   $   202   $   144   $   144
   Platinum                                     $   481   $   383   $   377   $   388   $   410

Average market price per ounce
   Palladium                                    $   680   $   358   $   286   $   178   $   128
   Platinum                                     $   544   $   377   $   372   $   395   $   397


(1) Derived from mineral reserve estimates reviewed by independent consultants as of December 31, 2000, 1999, 1998 and 1997. The December 31, 1996
     estimates were derived from December 31, 1995 estimates adjusted for production, additional drilling and development.

(2)  Expressed in contained ounces of palladium and platinum per ton.

(3)  Based on the ratio of 1.0 part of platinum to 3.3 parts of palladium.

                                     ITEM 9

                        CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Reference is made to the Form 8-K previously filed by the company dated October 13, 1999 and Amendment No. 1 thereto containing the letter from PricewaterhouseCoopers LLP with respect to the statement made therein.

                                    PART III

                                     ITEM 10

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information concerning the company's executive officers, reference is made to the information set forth under the caption "Executive Officers of the Registrant" located in Item 1 of this Form 10-K. For information concerning the company's directors and compliance by the company's directors, executive officers and significant stockholders with the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended, reference is made to the information set forth under the captions "Election of Directors" and "Compliance with Section 16(a) - Beneficial Ownership Reporting Compliance," respectively, in the company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001 to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                     ITEM 11

                             EXECUTIVE COMPENSATION

         Reference is made to the information set forth under the caption "Executive Compensation and Other Information" in the company's Proxy Statement for the Annual Meeting of Stockholders, to be held on May 24, 2001, to be filed pursuant to Regulation 14A, which information (except for the Report of the Compensation Committee of the Board of Directors and the Performance Graph) is incorporated herein by reference.

                                     ITEM 12

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         Reference is made to the information set forth under the caption "Security Ownership of Principal Stockholders and Management" in the company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                     ITEM 13

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information contained under the caption "Certain Transactions" contained in the company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001, to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                     PART IV

                                     ITEM 14
                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Form 10-K

         1.       Financial Statements and Supplemental Data

                                                                            Page
                           Report of Management                              39
                           Report of Independent Accountants                 40
                           Balance Sheets                                    42
                           Statements of Operations                          43
                           Statements of Cash Flows                          44
                           Statements of Changes in Stockholders' Equity     45
                           Notes to Financial Statements                     46

         2.       Financial Statement Schedules (not applicable)

(b)      Reports on Form 8-K

         None

(c)      Exhibits.

                                    EXHIBITS

    Number        Description
    -----         -----------
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

         4.2 Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A filed on October 30, 1995).

         10.1     1998 Equity Incentive Plan (incorporated by reference to
                  Appendix A to the Proxy statement dated April 6, 1998)

         10.2 Mining and Processing Agreement dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

         10.3 Conveyance of Royalty Interest and Agreement between the company and Manville Mining Company, dated October 1, 1993
                  (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

         10.4     Agreement for Electric Service between the Montana Power
                  Company and Stillwater Mining Company dated June 1, 1996
                  (incorporated by reference to Exhibit 10.8.1 of the Registrant's 1996 10-K).

         10.5 Equipment Lease Agreement between Stillwater Mining Company and Senstar Capital Corporation dated October 5, 1995.
                  (incorporated by reference to Exhibit 10.17 of the Registrant's 1995 10-K).

         10.6     Purchase Agreement between Stillwater Mining Company and
                  Senstar Capital Corporation dated October 5, 1995
                  (incorporated by reference to Exhibit 10.17.1 of the Registrant's 1995 10-K).

         10.7     Purchase Agreement between Stillwater Mining Company and The
                  Westaim Corporation, dated October 14, 1996 (incorporated by reference to Exhibit 10.16 of the Registrant's 1996 10-K).

         10.8     PGM Concentrate Refining Agreement between the company and
                  Union Miniere dated May 8, 1996. (incorporated by reference to
                  Exhibit 10.15 of the Registration 1998 10-K).

         10.9     Articles of Agreement between Stillwater Mining Company and
                  Oil, Chemical and Atomic Workers International Union dated
                  July 1, 1999 (incorporated by reference to Exhibit 10.10 of the Registrant's 1999 10-K).

         10.10    Palladium Sales Agreement, made as of August 13, 1998, among
                  Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Form 8-K dated July 21, 1998).

         10.11    Palladium and Platinum Sales Agreement, made as of August 17,
                  1998, among Stillwater Mining Company and General Motors
                  Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Form 8-K dated July 21,
                  1998).

         10.12    Palladium and Platinum Sales Agreement, made as of August 27,
                  1998, among Stillwater Mining Company and Mitsubishi
                  Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.4 to the Form 8-K dated July 21,
                  1998).

         10.13    Employment Agreement with James A. Sabala dated July 1, 1999
                  (incorporated by reference to Exhibit 10.14 to the Registrant's 1999 Form 10-K).

         10.14    Employment Agreement with Harry C. Smith dated September 7,
                  1999 (incorporated by reference to Exhibit 10.15 to the Registrant's 1999 Form 10-K).

         10.15    Employment Agreement with Ronald Clayton dated July 26, 2000
                  (filed herewith).

         10.16    Credit Agreement, dated March 10, 1999 between Stillwater
                  Mining Company and the Bank of Nova Scotia (incorporated by reference to Exhibit 10.21 of the Registrant's 1998 Form
                  10-K).

         10.17    Employment Agreement with Robert Taylor dated May 28, 2000
                  (filed herewith).

         10.18    Employment Agreement with Francis R. McAllister dated
                  February 12, 2001 (filed herewith).

         10.19    Credit Agreement dated February 23, 2001 between Stillwater
                  Mining Company and TD Securities (USA), Ltd. (filed herewith).

         10.20    First Amendment Agreement to Palladium Sales Agreement between
                  Stillwater Mining Company and Ford Motor Company dated October
                  27, 2000 (filed herewith) (portions of the agreement have been omitted pursuant to a confidential treatment request).

         10.21    First Amendment Agreement to Palladium and Platinum Sales
                  Agreement between Stillwater Mining Company and General Motors
                  Corporation dated November 20, 2000 (filed herewith) (portions of the agreement have been omitted pursuant to a confidential treatment request).

         10.22    Refining Agreement between Stillwater Mining Company and
                  Catalyst and Chemicals Division of Johnson Matthey Inc. dated
                  July 27, 2000 (filed herewith) (portions of the agreement have been omitted pursuant to a confidential treatment request).

         23.1     Consent of KPMG LLP

         23.2     Consent of PricewaterhouseCoopers LLP

         23.3     Consent of Behre Dolbear & Company, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 OR 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       STILLWATER MINING COMPANY
                                       ("Registrant")


Dated:  March 30, 2001                 By: /s/  Francis R. McAllister
                                           --------------------------
                                           Francis R. McAllister
                                           Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.

Signature and Title                                              Date
-------------------                                              ----

/s/ Francis R. McAllister                                    March 30, 2001
--------------------------
Francis R. McAllister
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ James A. Sabala                                          March 30, 2001
--------------------------
James A. Sabala
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Douglas D. Donald                                        March 30, 2001
---------------------------
Douglas Donald, Director

/s/ Richard E. Gilbert                                       March 30, 2001
---------------------------
Richard Gilbert, Director

/s/ Apolinar Guzman                                          March 30, 2001
---------------------------
Apolinar Guzman, Director

/s/ Patrick M. James                                         March 22, 2001
---------------------------
Patrick M. James, Director

/s/ Ted Schwinden                                            March 19, 2001
---------------------------
Ted Schwinden, Director

/s/ Peter Steen                                              March 21, 2001
---------------------------
Peter Steen, Director

                                 EXHIBIT INDEX


    Number        Description
    -----         -----------
         10.15    Employment Agreement with Ronald Clayton dated July 26, 2000
                  (filed herewith).

         10.17    Employment Agreement with Robert Taylor dated May 28, 2000
                  (filed herewith).

         10.18    Employment Agreement with Francis R. McAllister dated
                  February 12, 2001 (filed herewith).

         10.19    Credit Agreement dated February 23, 2001 between Stillwater
                  Mining Company and TD Securities (USA), Ltd. (filed herewith).

         10.20    First Amendment Agreement to Palladium Sales Agreement between
                  Stillwater Mining Company and Ford Motor Company dated October
                  27, 2000 (filed herewith) (portions of the agreement have been omitted pursuant to a confidential treatment request).

         10.21    First Amendment Agreement to Palladium and Platinum Sales
                  Agreement between Stillwater Mining Company and General Motors
                  Corporation dated November 20, 2000 (filed herewith) (portions of the agreement have been omitted pursuant to a confidential treatment request).

         10.22    Refining Agreement between Stillwater Mining Company and
                  Catalyst and Chemicals Division of Johnson Matthey Inc. dated
                  July 27, 2000 (filed herewith) (portions of the agreement have been omitted pursuant to a confidential treatment request).

         23.1     Consent of KPMG LLP (filed herewith)

         23.2     Consent of PricewaterhouseCoopers LLP (filed herewith)

         23.3     Consent of Behre Dolbear & Company, Inc. (filed herewith)