Form 10-Q
period 2001-03-31
STILLWATER MINING CO /DE/
filed 2001-04-20
CIK 931948

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-25090

                            STILLWATER MINING COMPANY
                            -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                      81-0480654
---------------------------------------     ------------------------------------
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


         737 PALLADIUM PLACE
          COLUMBUS, MONTANA                                 59019
---------------------------------------     ------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


                                 (406) 322-8700
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES X NO __

AT APRIL 12, 2001, 38,700,956 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

                            STILLWATER MINING COMPANY

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2001

                                      INDEX


                                                                                                       PAGE
                                                                                                       ----
PART I - FINANCIAL INFORMATION

         ITEM 1.         FINANCIAL STATEMENTS...................................................         3

         ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................        12

         ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............        20


PART II - OTHER INFORMATION

         ITEM 1.         LEGAL PROCEEDINGS......................................................        22

         ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS..............................        22

         ITEM 3.         DEFAULTS UPON SENIOR SECURITIES........................................        22

         ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................        22

         ITEM 5.         OTHER INFORMATION......................................................        22

         ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.......................................        22

SIGNATURES .....................................................................................        23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STILLWATER MINING COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in thousands, except share and per share amounts)


                                                                 MARCH 31,      December 31,
                                                                   2001            2000
                                                               ------------    ------------

ASSETS
     CURRENT ASSETS
         Cash and cash equivalents                             $     13,484    $     18,219
         Funds held in escrow                                        45,487           2,636
         Inventories                                                 38,366          42,625
         Accounts receivable                                         27,360              --
         Deferred income taxes                                        7,981           7,732
         Other current assets                                         2,543           2,943
                                                               ------------    ------------

              Total current assets                                  135,221          74,155

     PROPERTY, PLANT AND EQUIPMENT, NET                             645,681         602,110
     OTHER NONCURRENT ASSETS                                          6,600           2,761
                                                               ------------    ------------
Total assets                                                   $    787,502    $    679,026
                                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable                                      $     17,327    $     21,710

         Accrued payroll and benefits                                 7,788           6,431

         Property, production and franchise taxes payable             7,387           8,068
         Current portion of long-term debt and capital lease
              obligations                                             3,202           1,970
         Metals repurchase agreements payable                         6,520           9,386
         Current income taxes payable                                 3,467              97
         Other current liabilities                                   10,541          11,533
                                                               ------------    ------------
              Total current liabilities                              56,232          59,195

         Long-term debt and capital lease obligations               230,348         157,256
         Deferred income taxes                                       63,677          55,457
         Other noncurrent liabilities                                 6,970           6,504
                                                               ------------    ------------
              Total liabilities                                     357,227         278,412
                                                               ------------    ------------

     SHAREHOLDERS' EQUITY
         Preferred stock, $0.01 par value, 1,000,000 shares
              authorized; none issued                                    --              --
         Common stock, $0.01 par value, 100,000,000 shares
              authorized; 38,698,742 and 38,645,886 shares
                  issued and outstanding, respectively                  387             386
         Paid-in capital                                            289,096         288,212
         Retained earnings                                          141,418         112,016
         Accumulated other comprehensive loss                          (626)             --
                                                               ------------    ------------
              Total shareholders' equity                            430,275         400,614
                                                               ------------    ------------
Total liabilities and shareholders' equity                     $    787,502    $    679,026
                                                               ============    ============



                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)


                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        ----------------------------

                                                            2001            2000
                                                        ------------    ------------

REVENUES                                                $     89,864    $     42,135

COSTS AND EXPENSES
    Cost of metals sold                                       38,245          17,496
    Depreciation and amortization                              5,613           4,302
                                                        ------------    ------------
       Total cost of sales                                    43,858          21,798

    General and administrative expenses                        5,452           2,055
                                                        ------------    ------------
       Total costs and expenses                               49,310          23,853
                                                        ------------    ------------

OPERATING INCOME                                              40,554          18,282

OTHER INCOME (EXPENSE)
    Interest income                                              568             280
    Interest expense, net of capitalized interest of
        $4,215 and $2,656                                         --              --
                                                        ------------    ------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE                                      41,122          18,562

INCOME TAX PROVISION                                         (11,720)         (5,197)
                                                        ------------    ------------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE          29,402          13,365

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR REVENUE
    RECOGNITION, NET OF INCOME TAX BENEFIT OF $2,503              --          (6,435)
                                                        ------------    ------------

NET INCOME                                              $     29,402    $      6,930
                                                        ============    ============

BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting change    $       0.76    $       0.35
Cumulative effect of accounting change                            --           (0.17)
                                                        ------------    ------------
NET INCOME                                              $       0.76    $       0.18
                                                        ============    ============

DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting change    $       0.75    $       0.34
Cumulative effect of accounting change                            --           (0.16)
                                                        ------------    ------------
NET INCOME                                              $       0.75    $       0.18
                                                        ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
       Basic                                                  38,671          38,271
       Diluted                                                39,406          39,305




                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                           ---------------------------
                                                               2001           2000
                                                           ------------   ------------

NET INCOME                                                 $     29,402   $      6,930

OTHER COMPREHENSIVE INCOME:
    Realized and unrealized gain on derivative financial
       instruments, net of tax of $2,596                          6,514             --
                                                           ------------   ------------
COMPREHENSIVE INCOME                                       $     35,916   $      6,930
                                                           ============   ============






















                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ----------------------------
                                                        2001            2000
                                                    ------------    ------------

CASH FLOWS FROM OPERATING  ACTIVITIES
Net income                                          $     29,402    $      6,930
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                         5,613           4,302
     Deferred income taxes                                 8,220            (306)
     Cumulative effect of change in accounting
         for revenue recognition                              --           6,435

Changes in operating assets and liabilities:
     Inventories                                           4,259          (6,103)
     Accounts receivable                                 (27,360)             --
     Accounts payable                                     (4,383)         (3,609)
     Other                                                 3,152           1,382
                                                    ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                 18,903           9,031
                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                (49,184)        (42,314)
                                                    ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                    (49,184)        (42,314)
                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of long-term debt                          157,149          23,100
     Payments on long-term debt and capital lease
         obligations                                    (125,676)           (651)
     Payments for debt issuance costs                     (3,946)             --
     Net metals repurchase agreement transactions         (2,866)         10,054
     Issuance of common stock                                885           8,826
                                                    ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 25,546          41,329
                                                    ------------    ------------

CASH AND CASH EQUIVALENTS
     Net increase (decrease)                              (4,735)          8,046
     Balance at beginning of period                       18,219           2,846
                                                    ------------    ------------

BALANCE AT END OF PERIOD                            $     13,484    $     10,892
                                                    ============    ============



                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 - GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company's financial position as of March 31, 2001 and the results of its operations for the three-month periods ended March 31, 2001 and 2000 and cash flows for the three-month periods ended March 31, 2001 and 2000. Certain prior year amounts have been reclassified to conform with the current year presentation. The results of operations for the three-month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's 2000 Annual Report on Form 10-K.

NOTE 2 - NEW ACCOUNTING STANDARDS

         Effective January 1, 2001, the company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. SFAS Nos. 133 and 138 require that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The company primarily uses derivatives to hedge metal prices.

         In accordance with the transition provisions of SFAS No. 133, the company recorded a net-of-tax cumulative-effect-type loss adjustment of $7.1 million in accumulated other comprehensive loss to recognize at fair value all derivatives that are designated as cash-flow hedging instruments at January 1, 2001. The company expects to reclassify as earnings during the next twelve months $7.1 million from the transition adjustment that was recorded in accumulated other comprehensive loss.

         Effective January 1, 2000, the company changed its method of accounting for revenue recognition. Pursuant to the guidance in Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition for Financial Statements, the company now recognizes revenue as title passes to the customer. In accordance with accepted industry practice, the company previously recognized revenue when product was shipped from the company's metal refinery to an external refiner. The company implemented SAB No. 101 during the fourth quarter of 2000. The implementation was treated as a change in accounting principle with the cumulative effect of the change on retained earnings at the beginning of 2000 included in restated net income of the first quarter of 2000. The first quarter 2000 financial statements were restated to reflect the change in accounting for revenue recognition. The effect of the accounting change on the first quarter of 2000 was to decrease net income by approximately $13.5 million ($0.35 per basic and $0.34 per diluted share), which includes the cumulative effect of $6.4 million ($0.17 per basic and $0.16 per diluted share). The $6.4 million cumulative effect adjustment includes $26 million of revenue previously recognized in 1999, which is reflected as revenue in 2000 under the company's new method of accounting.

         Effective January 1, 2000, the company also implemented Issue No. 00-14 of the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force
(EITF), Accounting for Certain Sales Incentives. The consensus reached by the FASB EITF requires a company to classify any cash sales discounts as a reduction in revenue. Prior to the implementation of EITF 00-14, the company classified sales discounts associated with long-term sales contracts as a component of cost of metals sold. The company implemented EITF No. 00-14 during the fourth quarter of 2000. Pursuant to the consensus, the first quarter 2000 financial statements have been reclassified.

NOTE 3 - COMPREHENSIVE INCOME

         In accordance with SFAS No. 130, Reporting Comprehensive Income, the company reports comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the company, such items consist of unrealized gains and losses on derivative financial instruments.

         The following summary sets forth the components of other comprehensive income (loss) accumulated in shareholders' equity (in thousands):


                                                                   DERIVATIVE
                                                             FINANCIAL INSTRUMENTS
                                                             ---------------------

Balance at December 31, 2000                                     $         --
     Cumulative effect on adoption                                     (9,985)
     Reclassification to earnings                                       4,222
     Change in value due to change in metals prices                     4,888
                                                                 ------------
                                                                         (875)
     Tax benefit                                                          249
                                                                 ------------
Balance at March 31, 2001                                        $       (626)
                                                                 ============


NOTE 4 - INVENTORIES

Inventories consisted of the following (in thousands):


                                                                   MARCH 31,    December 31,
                                                                     2001           2000
                                                                 ------------   ------------

Metals inventory
     Raw ore                                                     $        961   $      1,086
     Concentrate and in-process                                        15,511         13,971
     Finished goods                                                    15,463         21,864
                                                                 ------------   ------------
                                                                       31,935         36,921
Materials and supplies                                                  6,431          5,704
                                                                 ------------   ------------
                                                                 $     38,366   $     42,625
                                                                 ============   ============


NOTE 5 - LONG-TERM DEBT

CREDIT FACILITY

         In February 2001, the company obtained a $250 million credit facility (the "Credit Facility") from a syndicate of financial institutions. The Credit Facility provides for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term B) and a $50 million revolving credit facility. Amortization of the term loan facilities will commence on March 31, 2002. The final maturity of the Term A and the revolving credit facility is December 30, 2005 while the Term B facility final maturity date is December 31, 2007. Of the term loan facility proceeds, $125 million was used to repay borrowings under the prior credit facility with the remaining proceeds to be used to fund the company's expansion plans as required. Proceeds of the revolving credit facility are being used for general corporate and working capital needs. As of March 31, 2001, the company had $200 million outstanding under the term loan facilities, bearing interest at 7.75% and 8.50% for the Term A and Term B facilities, respectively.

         The loans are required to be prepaid from excess cash flow as defined in the Credit Facility, proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. At the company's option, the Credit Facility bears interest at the London Interbank Offered Rate (LIBOR) or an alternate base rate, in each case plus a margin of 2.0% to 3.25% which is adjusted depending upon the company's ratio of debt to operating cash flow. Substantially all the property and assets of the company and its subsidiaries and the stock of the company's subsidiaries are pledged as security for the Credit Facility.

         Covenants in the Credit Facility restrict: (1) additional indebtedness;
(2) payment of dividends or redemption of capital stock; (3) liens; (4) investment, acquisitions, dispositions or mergers; (5) transactions with affiliates; (6) capital expenditures (other than those associated with the expansion plan); (7) changes in the nature of business conducted or ceasing operations at the principal operating properties; and (8) commodities hedging to no more than 90% of annual palladium production and 75% of annual platinum production (excluding the sales covered by the company's marketing contracts and similar agreements). The company is also subject to financial covenants including a debt to operating cash flow ratio, a debt service coverage ratio and a debt to equity ratio.

         Events of default include: (1) a cross-default to other indebtedness of the company or its subsidiaries; (2) any material modification to the life-of-mine plan for the Stillwater Mine; (3) a change of control of the company; (4) the failure to maintain agreed-upon annual PGM production levels; or (5) any breach or modification of any of the sales agreements.

         The company is in compliance with all aspects of the credit agreement, including all financial covenants as of March 31, 2001. As of March 31, 2001, $45.5 million of the proceeds were held in escrow pending the expenditure for allowable costs.

EXEMPT FACILITY REVENUE BONDS

         On July 6, 2000, the company completed a $30 million offering of Exempt Facility Revenue Bonds, Series 2000, through the State of Montana Board of Investments. The bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Project. The bonds mature on July 1, 2020 and have an interest rate of 8.00% with interest paid semi-annually. The bonds have an effective interest rate of 8.57%. Net proceeds from the offering were $28.7 million.

NOTE 6 - EARNINGS PER SHARE

         The company follows SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share.

         The effect of outstanding stock options on diluted weighted average shares outstanding was 735,064 and 1,033,754 shares for the three-month periods ending March 31, 2001 and 2000, respectively. Outstanding options to purchase 329,625 and 4,725 shares of common stock were excluded from the computation of diluted earnings per share for the three-month periods ended March 31, 2001 and 2000, respectively, because the effect of inclusion would have been antidilutive using the treasury stock method.

NOTE 7 - INCOME TAXES

         Income taxes for the three-month periods ended March 31, 2001 and 2000 have been provided at the expected annualized rate of 28.5% and 28.0%, respectively.

NOTE 8 - COMMODITY INSTRUMENTS

         The company maintains long-term sales contracts with General Motors, Ford Motor Company and Mitsubishi Corporation. The contracts are not subject to the requirements of SFAS No. 133 as the contracts qualify for the normal sales exception provided in SFAS No. 138. The floors and ceilings embedded within the long-term sales contracts are treated as part of the host contract, not a separate derivative instrument and are therefore also not subject to the requirements of SFAS No. 133.

         In addition to the long-term sales contracts, the company may also enter into transactions for the sale and repurchase of metals held in the company's account at third party refineries. Under these transactions, the company will enter into an agreement to sell a certain number of ounces at the then current market price. The company will simultaneously enter into a separate agreement with the same counter party, to repurchase the same number of ounces at the same price at the repurchase date.

         The company utilizes the following types of derivative financial instruments: fixed forwards, cashless put and call option collars and financially settled forwards. For derivative instruments outstanding as of March 31, 2001, the company has designated the derivative as a hedge of a forecasted transaction ("cash flow" hedge). Currently, all derivatives have been assessed as highly effective cash-flow hedges of forecasted transactions. Changes in fair value of derivatives that are highly effective as hedges and that are designated and qualified as a cash-flow hedge are reported in other comprehensive income until the forecasted transactions occur.

         From time to time, the company may enter into cashless put and call option collars under which the company receives the difference between the put price and the market price only if the market price is below the put price and the company pays the difference between the call price and the market price only if the market price is above the call price. The company's put and call options are financially settled at maturity. Since the put/call instruments hedge forecasted transactions, they qualify for cash flow hedge accounting. They are considered to be highly effective since the intrinsic value of the put/call will offset the change in value associated with future production not subject to the long-term sales contract. During the first quarter of 2001, the company reclassified a loss of $2.4 million to reduce revenues and earnings for cashless put and call option collars that were recorded in accumulated other comprehensive loss at January 1, 2001. The company has no cashless put and call option collars outstanding at March 31, 2001.

         The company may enter into fixed forward contracts to sell metals at a future date and at a fixed price in order to reduce the risk associated with future metals prices for ounces produced in excess of the company's long-term sales contracts. These instruments are considered to be highly effective derivatives that will qualify for cash flow hedge accounting since they are an "all-in-one-hedge" instrument, meaning that all of the components (ounces, delivery date, and price) are fixed as part of the original commitment. The company has no fixed forward contracts outstanding.

         The company also enters into financially settled forwards. They differ from fixed forwards in that the net gain or loss is settled at maturity. The company uses the financially settled forwards as a mechanism to hedge the fluctuations in metal prices associated with future production not subject to the long-term sales contracts. The financially settled forwards qualify as a cash flow hedge and are considered to be highly effective, since the change in the value of the financially settled forward will offset changes in the expected future cash flows related to future production not subject to the long-term sales contracts. During the first quarter of 2001, the company reclassified a realized loss of $1.8 million to reduce revenues and earnings for financially settled forwards that were recorded in accumulated other comprehensive loss at January 1, 2001.

         A summary of the company's derivative financial instruments as of March 31, 2001 is as follows.


                                                            Palladium
                                                              Ounces            Sales Price
                                                            ---------           -----------

         2001      Financially settled forwards               22,500            $       696

         In November 2000 and March 2001, the company renegotiated certain of its long-term sales contracts. The new arrangements establish higher floor and ceiling prices on a portion of the current contracts, extend the term of the contracts through 2010 with new floors and ceilings and increase the amount of platinum committed. The contracts provide for floor and ceiling price structures as summarized below:


                                    PALLADIUM                                                 PLATINUM
                 -------------------------------------------------     -------------------------------------------------------
                    % of      Avg. Floor    % of     Avg.Ceiling           % of       Avg. Floor       % of      Avg. Ceiling
     Year        Production     Price    Production     Price           Production      Price       Production       Price
---------------- ----------- ----------- ----------- -------------     ------------- ------------- ------------- -------------

     2001              90%      $347          30%        $400              87%           $402          39%           $556
     2002             100%      $363          30%        $400              92%           $407          36%           $591
     2003             100%      $350          30%        $400              90%           $408          20%           $601
     2004             100%      $371          39%        $644              80%           $425          16%           $856
     2005             100%      $355          16%        $981              80%           $425          16%           $856
     2006              80%      $400          20%        $980              80%           $425          16%           $856
     2007              80%      $400          20%        $975              70%           $425          14%           $850
     2008              80%      $385          20%        $975              70%           $425          14%           $850
     2009              80%      $380          20%        $975              70%           $425          14%           $850
     2010              80%      $375          20%        $975              70%           $425          14%           $850

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STILLWATER MINING COMPANY
KEY FACTORS
(Unaudited)



                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                            -----------------------

                                               2001         2000
                                            ----------   ----------


OUNCES PRODUCED (000)(2)
     Palladium                                      96           86
     Platinum                                       28           26
                                            ----------   ----------
         Total                                     124          112

TONS MINED (000)                                   199          169

TONS MILLED (000)                                  200          169
MILL HEAD GRADE (OUNCE PER TON)                   0.68         0.73
TOTAL MILL RECOVERY (%)                             90           91

SUB-GRADE TONS MILLED (000)                         18           14
SUB-GRADE MILL HEAD GRADE (OUNCE PER TON)         0.21         0.12

TOTAL TONS MILLED (000)                            218          183
COMBINED MILL HEAD GRADE (OUNCE PER TON)          0.64         0.68

OUNCES SOLD (000)(2)
     Palladium                                     109           67
     Platinum                                       28           27
                                            ----------   ----------
         Total                                     137           94

AVERAGE REALIZED PRICE PER OUNCE(2)
     Palladium                              $      704   $      467
     Platinum                               $      529   $      441
     Combined(1)                            $      668   $      460

AVERAGE MARKET PRICE PER OUNCE
     Palladium                              $      930   $      589
     Platinum                               $      602   $      479
     Combined(1)                            $      853   $      563



(1) Stillwater Mining reports a combined average realized and market price of palladium and platinum at the same ratio as ounces are produced from the base metals refinery. The combined average realized price represents revenues of the company excluding contract discounts divided by ounces sold. The combined average market price represents the London PM Fix for the actual months of the period.

(2) Effective January 1, 2000, the company changed its method of accounting for revenue recognition. The company now recognizes revenue as title passes to the customer. Ounces sold and average realized prices for the first quarter of 2000 have been restated accordingly. The differences in ounces produced and ounces sold are caused by the length of time required by the smelting and refining processes and the specified delivery dates under the long-term sales contracts. The differences between the realized prices and market prices occur due to contract obligations and hedge positions.

STILLWATER MINING COMPANY
KEY FACTORS (CONTINUED)
(Unaudited)


                                   THREE MONTHS ENDED
                                       MARCH 31,
                                -----------------------
                                   2001         2000
                                ----------   ----------
PER TON MILLED

CASH OPERATING COSTS            $      123   $      120
Royalties and taxes                     28           22
                                ----------   ----------
TOTAL CASH COSTS (1)            $      151   $      142
Depreciation and amortization           26           23
                                ----------   ----------
TOTAL PRODUCTION COSTS (1)      $      177   $      165
                                ==========   ==========


PER OUNCE PRODUCED

CASH OPERATING COSTS            $      217   $      196
Royalties and taxes                     48           36
                                ----------   ----------
TOTAL CASH COSTS (1)            $      265   $      232
Depreciation and amortization           45           39
                                ----------   ----------
TOTAL PRODUCTION COSTS (1)      $      310   $      271
                                ==========   ==========


(1) Income taxes, corporate general and administrative expense and interest income and expense are not included in either total cash costs or total production costs.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared to three months ended March 31, 2000

         PGM Production. During the first quarter of 2001, the company produced approximately 96,000 ounces of palladium and approximately 28,000 ounces of platinum compared with production of approximately 86,000 ounces of palladium and 26,000 ounces of platinum in the first quarter of 2000. The increase was due to a 19% increase in tons milled in the first quarter of 2001 compared to the first quarter of 2000, offset by a 6% decrease in the average grade of material milled. The increase in tons milled is the result of additional mine production and the processing of additional lower grade material which has become economic as a result of higher metal prices.

         Revenues. Revenues were $89.9 million for the first quarter of 2001 compared with $42.1 million for the first quarter of 2000, an increase of 114% and were the result of a 45% increase in realized PGM prices and a 46% increase in the quantity of metal delivered to customers.

         Palladium sales increased to approximately 109,000 ounces in the first quarter of 2001 from approximately 67,000 ounces in the first quarter of 2000. Platinum sales increased to approximately 28,000 ounces in the first quarter of 2001 from approximately 27,000 ounces in the first quarter of 2000.

         The combined average realized price per ounce of palladium and platinum sold in the first quarter of 2001 increased 45% to $668 per ounce, compared to $460 per ounce in the first quarter of 2000. The combined average market price rose 52% to $853 per ounce in the first quarter of 2001, compared with $563 per ounce in the first quarter of 2000. The average realized price per ounce of palladium was $704 in the first quarter of 2001, compared to $467 per ounce in the first quarter of 2000, while the average market price of palladium was $930 per ounce in the first quarter of 2001 compared to $589 per ounce in the first quarter of 2000. The average realized price per ounce of platinum was $529 in the first quarter of 2001, compared to $441 per ounce in the first quarter of 2000, while the average market price of platinum was $602 per ounce in the first quarter of 2001 compared to $479 per ounce in the first quarter of 2000.

         Costs and Expenses. Total cash costs per ounce in the quarter ended March 31, 2001 increased $33 or 14 %, to $265 per ounce from $232 per ounce in the quarter ended March 31, 2000. The increase in per ounce operating costs is primarily a result of higher royalties and taxes associated with higher metal prices of $12 per ounce and higher mine operating costs of $28 per ounce, offset by lower support services of $8 per ounce. The higher mine operating costs are primarily the result of increased throughput tonnage. Total production costs per ounce in the quarter ended March 31, 2001 increased $39, or 14% to $310 per ounce from $271 per ounce in the quarter ended March 31, 2000. This increase is due to the above factors as well as an increase in depreciation relating to completed expansion assets. General and administrative costs increased $3.4 million primarily as a result of $2.4 million of increased administrative support required to transition the company from a single site producer to a multi-location producer and $1.4 million attributable to a management realignment.

         Operating Income. The company reported operating income of $40.6 million for the quarter ended March 31, 2001, compared with operating income of $18.3 million for the quarter ended March 31, 2000. The higher operating income was mainly the result of higher realized prices.

         Net Income Before Cumulative Effect of Accounting Change. In its first quarter of 2001, the company has provided for income taxes of $11.7 million or 28.5% of income before taxes compared to a provision of $5.2 million, or 28% of pretax income for the first quarter of 2000. The company reported net income before the cumulative effect of an accounting change of $29.4 million, or $0.75 per diluted share compared with net income of $13.4 million, or $0.34 per diluted share in the first quarter of 2000.

         Cumulative Effect of Change in Accounting for Revenue Recognition. Effective January 1, 2000, the company changed its method of accounting for revenue recognition. Pursuant to the guidance in Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition for Financial Statements, the company now recognizes revenue as title passes to the customer. The change was implemented during the fourth quarter of 2000 and was treated as a change in accounting principle with the $6.4 million ($0.17 per basic and $0.16 per diluted share) cumulative effect of the change on retained earnings at the beginning of 2000 included in restated net income of the first quarter of 2000. See Note 2 to the financial statements attached for a description of new accounting standards applicable to the company.

         Net Income. The company reported net income of $29.4 million or $0.75 per diluted share for its first quarter of 2001 compared with net income of $6.9 million, or $0.18 per diluted share for the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The company's working capital at March 31, 2001 was $79.0 million compared to $15.0 million at March 31, 2000. The ratio of current assets to current liabilities was 2.4 at March 31, 2001, compared to 1.3 at March 31, 2000.

         Net cash provided by operations for the three months ended March 31, 2001, was $18.9 million compared with $9.0 million for the comparable period of 2000, an increase of $9.9 million. The increase was primarily a result of increased net income of $22.5 million and an increase in non-cash expenses of $3.4 million offset by a change in net operating assets and liabilities of $16.0 million in the first quarter of 2001 compared to the first quarter of 2000, primarily due to an increase in accounts receivable of $27.4 million.

         A total of $49.2 million of cash was used in investing activities in the first three months of 2001 compared to $42.3 million in the same period of 2000. The capital expenditures incurred in the first three months of 2001 relate to the development of the East Boulder Mine, the Stillwater Mine and the company's Columbus ancillary facilities.

         For the three months ended March 31, 2001, cash provided by financing activities was $25.5 million compared to $41.3 million for the comparable period of 2000. The financing activities in the first quarter of 2001 were primarily attributed to borrowings of $200 million under the company's $250 million Credit Facility offset by repayment of $125 million on the prior credit facility and placement of $45.5 million of these funds into escrow pending completion of the company's capital expenditures program.

         As a result of the above, cash and cash equivalents decreased by $4.7 million for the first three months of 2001 compared with an increase of $8.0 million for the comparable period of 2000.

         Based on cash on hand, the funds held in escrow and expected cash flows from operations, along with the remaining credit of $50 million available at March 31, 2001 under the existing Credit Facility, management believes there is sufficient liquidity to meet 2001 operating and capital needs. See Note 5 to the financial statements for a description of the company's credit facility. In addition, the company may, from time to time, also seek to raise additional capital from the public or private securities markets or from other sources for general corporate purposes and for investments beyond the scope of the current phase of the current expansion plans.

FORWARD LOOKING STATEMENT; FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

         Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. Such statements include comments regarding expansion plans, costs, grade, production and recovery rates, permitting, financing needs, and capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and compliance, litigation and the palladium and platinum market. Factors that could cause actual results to differ materially from those anticipated include:

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

o compliance of the company and significant customers with marketing contracts; and

o the other factors discussed under "Risk factors", below and in "Business and Properties -- Risk Factors" in the company's annual report on Form 10-K for the year ended December 31, 2000.

         Investors are cautioned not to put undue reliance on forward-looking statements. The company disclaims any obligation to update forward-looking statements.

RISK FACTORS

         Set forth below are certain risks faced by the company. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Statements; Factors That May Affect Future Results and Financial Conditions" above.


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

         Current economic and political events in Russia could result in declining market prices. If Russia disposes of substantial amounts of platinum group metals from stockpiles or otherwise, the increased supply could reduce the market prices of palladium and platinum. Financial, economic, or political instability in Russia and economic problems could make Russian shipments difficult to predict and the risk of sales from stockpiles more significant. Volatility was evident during 1997 through 2000 when apparent tightness in the market for platinum group metals led to high prices for current delivery contracts and "backwardation," a condition in which delivery prices for metals in the near term are higher than delivery prices for metals to be delivered in the future. See "Business and Properties - Competition: Palladium and Platinum Market" in the company's annual report on Form 10-K for the year ended December 31, 2000 for further explanation of these factors.

         The company enters into hedging contracts from time to time in an effort to reduce the negative effect of price changes on the company's cash flow. These hedging activities typically consist of contracts that require the company to deliver specific quantities of metal, or to financially settle the obligation in the future at specific prices, the sale of call options and the purchase of put options. At April 12, 2001, the market prices for palladium and platinum were $650 and $596 per ounce, respectively. See Note 8 to the financial statements attached hereto for a discussion of the company's outstanding hedge obligations. Thus, while hedging transactions are intended to reduce the negative effects of price decreases, they can also prevent the company from benefiting from price increases. The company has entered into long-term sales contracts that provide a floor price for sales of a portion of the company's production. During first quarter 2001 and 2000, respectively, the company reported hedging losses of approximately $4.2 million and $3.0 million, respectively. For additional discussion of the marketing contracts, see Note 8 to the financial statements attached hereto.

EXPANSION PLAN RISKS - ACHIEVEMENT OF THE COMPANY'S LONG-TERM GOALS IS SUBJECT TO SIGNIFICANT UNCERTAINTIES.

         The company's achievement of its long-term expansion goals depends upon its ability to increase and sustain production at the Stillwater Mine and its related facilities and its ability to develop and bring into production the East Boulder Mine. Each of these tasks will require the company to construct mine and processing facilities and to commence and maintain production within budgeted levels. Although the company believes its goals and estimates are based upon reasonable assumptions, the company has previously and may need to further revise its plans and cost estimates for the Stillwater Mine and East Boulder Mine as the projects progress. See "Business and Properties - Current Operations
- East Boulder Project" and "Business and Properties - Expansion Plans" in the company's annual report on Form 10-K for the year ended December 31, 2000 for further discussion of the company's expansion plans. Among the major risks to successful completion of the Expansion Plan are:

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

         In November 2000 and March 2001, the company renegotiated certain of its long-term sales contracts. The new arrangements establish higher floor and ceiling prices on a portion of the current contracts, extend the term of the contracts through 2010 with new floors and ceilings and increase the amount of platinum committed. See Note 8 to the financial statements attached hereto for additional information about sales contracts.

         The company, therefore, is subject to the customers' compliance with the terms of the contracts, their ability to terminate or suspend the contracts and the customers' willingness and ability to pay. The loss of any of these customers could have a material adverse effect on the company. In the event the company becomes involved in a disagreement with one or more of its customers, their compliance with these contracts may be at risk. For example, the company has negotiated floor prices that are well above historical low prices for palladium and platinum. In the event of a substantial decline in the market price of palladium or platinum, one or more of these customers could seek to renegotiate the prices or fail to honor the contracts. In such an event, the company's expansion plans could be threatened. In addition, under the company's syndicated credit facility, a default or modification of the sales contracts could prohibit additional loans or require the repayment of outstanding loans. Although the company believes it has adequate legal remedies if a customer fails to perform, termination or breach could have a material adverse effect on the company's expansion plans and results of operations. The contracts are designed to limit the downside risk of metal prices at the risk of foregoing a portion of upside price potential should market prices exceed the price ceilings. During first quarter 2001, the price ceilings reduced the average price realized by $153 per ounce. See Note 8 to the financial statements attached hereto for additional information about the sales contracts.

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

         The operations of the company depend significantly on the availability of qualified miners. Historically, the company has experienced high turnover with respect to its miners. In addition, the company must compete for individuals skilled in the operation and development of mining properties. The number of such persons is limited, and significant competition exists to obtain their skills. The company cannot be certain that it will be able to maintain an adequate supply of miners and other personnel or that the company's labor expenses will not increase as a result of a shortage in supply of such workers. The company currently employs 393 miners and expects to require an additional 250 miners within the next five years. Failure to maintain an adequate supply of miners could adversely effect the company's expansion plans and results of operations. The company currently has approximately 1,431 employees, about 1,081 of whom are covered by a collective bargaining agreement with PACE Local 8-001, expiring June 30, 2004. The company expects to employ approximately 1,800 persons by the end of first quarter 2002. In the event the company's employees were to engage in a strike or other work stoppage, the company could experience a significant disruption of its operations and higher ongoing labor costs, which could have a material adverse effect on the company's business, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

         The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts apply to the portions of the company's production over the ten-year period through December 2010 and provide for a floor and ceiling price structure. See
Note 8 to the financial statements attached hereto for additional information about sales contracts.

         As of March 31, 2001, the company had sold forward 22,500 ounces of palladium for delivery in 2001 at an average price of $696 per ounce. Under a financially settled forward, at each settlement date, the company receives the difference between the forward price and the market price if the market price is below the forward price and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company's financially settled forwards are settled at maturity. The fair value of the company's financially settled forwards was a loss of approximately $0.9 million at March 31, 2001.

INTEREST RATE RISK

         At the present time, the company has no financial instruments in place to manage the impact of changes in interest rates. Therefore, the company is exposed to changes in interest rates on the portion of its credit facility which carries a variable interest rate based upon LIBOR. At March 31, 2001, no amounts were outstanding under the revolving credit portion of the facility. At March 31, 2001, approximately $200 million had been borrowed under the term loan portion of the facility. The credit facility provides for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term B) and a $50 million revolving credit facility. The final maturity of the Term A and revolving credit facility is December 30, 2005, while the Term B facility final maturity date is December 31, 2007. As of March 31, 2001, the company had $200 million outstanding under the term loan facilities, bearing interest at 7.75% and 8.5% for the Term A and Term B facilities, respectively.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

         None

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         10.1 - Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company dated March 27, 2001 (filed herewith) (portions of the agreement have been omitted pursuant to a confidential treatment request).

         10.2 - First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company, Mitsubishi Corporation and Mitsubishi International Corporation dated April 1, 2001 (filed herewith) (portions of the agreement have been omitted pursuant to a confidential treatment request).

         (b)  Reports on Form 8-K:

              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STILLWATER MINING COMPANY
                                        (Registrant)



Date:    April 20, 2001            By: /s/ Francis R. McCallister
                                      -----------------------------------------
                                      Francis R. McCallister
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)




Date:    April 20, 2001
                                   By: /s/ James A. Sabala
                                      ------------------------------------------
                                      James A. Sabala
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        ------------

 10.1     -    Second Amendment Agreement to Palladium and Platinum Sales
               Agreement between Stillwater Mining Company and Ford Motor
               Company dated March 27, 2001 (filed herewith) (portions of the agreement have been omitted pursuant to a confidential treatment request).

 10.2     -    First Amendment Agreement to Palladium and Platinum Sales
               Agreement between Stillwater Mining Company, Mitsubishi
               Corporation and Mitsubishi International Corporation dated April
               1, 2001 (filed herewith) (portions of the agreement have been omitted pursuant to a confidential treatment request).