Form 10-Q
period 2001-06-30
STILLWATER MINING CO /DE/
filed 2001-07-19
CIK 931948

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 JUNE 30, 2001.

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                             FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-25090

                            STILLWATER MINING COMPANY
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                                            81-0480654
            -------------------------------                   ------------------------------------
            (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER IDENTIFICATION NO.)
              INCORPORATION OR ORGANIZATION)


                  737 PALLADIUM PLACE
                   COLUMBUS, MONTANA                                         59019
       ----------------------------------------                   ------------------------------
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

AT JULY 13, 2001, 38,735,466 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

                            STILLWATER MINING COMPANY

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2001

                                      INDEX


                                                                                                      PAGE
                                                                                                      ----
PART I - FINANCIAL INFORMATION

         ITEM 1.         FINANCIAL STATEMENTS...................................................        3

         ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................       12

         ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............       21


PART II - OTHER INFORMATION

         ITEM 1.         LEGAL PROCEEDINGS......................................................       23

         ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS..............................       23

         ITEM 3.         DEFAULTS UPON SENIOR SECURITIES........................................       23

         ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................       23

         ITEM 5.         OTHER INFORMATION......................................................       23

         ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.......................................       23

SIGNATURES......................................................................................       24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STILLWATER MINING COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in thousands, except share and per share amounts)

                                                               JUNE 30,  December 31,
                                                                 2001      2000
                                                               --------  -----------
ASSETS
     CURRENT ASSETS
         Cash and cash equivalents                             $ 36,281   $ 18,219

         Funds held in escrow                                        --      2,636
         Inventories                                             30,573     42,625
         Accounts receivable                                     32,786         --
         Deferred income taxes                                    3,476      7,732
         Fair value of derivative financial instruments           6,482         --
         Other current assets                                    12,122      2,943
                                                               --------   --------
              Total current assets                              121,720     74,155

     PROPERTY, PLANT AND EQUIPMENT, NET                         693,868    602,110
     OTHER NONCURRENT ASSETS                                      6,653      2,761
                                                               --------   --------

Total assets                                                   $822,241   $679,026
                                                               ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable                                      $ 19,449   $ 21,710

         Accrued payroll and benefits                            10,380      6,431

         Property, production and franchise taxes payable         6,885      8,068
         Current portion of long-term debt and capital lease
              obligations                                         6,452      1,970
         Metals repurchase agreements payable                        --      9,386
         Current income taxes payable                             5,089         97
         Other current liabilities                               13,132     11,533
                                                               --------   --------
              Total current liabilities                          61,387     59,195

         Long-term debt and capital lease obligations           226,594    157,256
         Deferred income taxes                                   67,907     55,457
         Other noncurrent liabilities                             9,042      6,504
                                                               --------   --------
             Total liabilities                                  364,930    278,412
                                                               --------   --------

     SHAREHOLDERS' EQUITY
         Preferred stock, $0.01 par value, 1,000,000 shares
              authorized; none issued                                --         --
         Common stock, $0.01 par value, 100,000,000 shares
              authorized; 38,735,466 and 38,645,886 shares
              issued and outstanding, respectively                  387        386
         Paid-in capital                                        289,579    288,212
         Retained earnings                                      162,710    112,016
         Accumulated other comprehensive income                   4,635         --
                                                               --------   --------
              Total shareholders' equity                        457,311    400,614
                                                               --------   --------

Total liabilities and shareholders' equity                     $822,241   $679,026
                                                               ========   ========


                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                        -----------------------   ----------------------
                                                           2001         2000         2001         2000
                                                        ---------    ---------    ---------    ---------
REVENUES                                                $  75,304    $  55,390    $ 165,168    $  97,525

COSTS AND EXPENSES
    Cost of metals sold                                    35,593       25,340       73,838       42,836
    Depreciation and amortization                           5,608        4,210       11,221        8,512
                                                        ---------    ---------    ---------    ---------
       Total cost of sales                                 41,201       29,550       85,059       51,348

    General and administrative expenses                     5,003        2,243       10,455        4,298
                                                        ---------    ---------    ---------    ---------
       Total costs and expenses                            46,204       31,793       95,514       55,646
                                                        ---------    ---------    ---------    ---------

OPERATING INCOME                                           29,100       23,597       69,654       41,879

OTHER INCOME (EXPENSE)
    Interest income                                           678          185        1,246          465
    Interest expense, net of capitalized interest of
        $4,733, $2,423, $8,948 and $5,079                      --           --           --           --
                                                        ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE                                   29,778       23,782       70,900       42,344

INCOME TAX PROVISION                                       (8,486)      (6,661)     (20,206)     (11,858)
                                                        ---------    ---------    ---------    ---------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE       21,292       17,121       50,694       30,486

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR REVENUE
    RECOGNITION, NET OF INCOME TAX BENEFIT OF $2,503           --           --           --       (6,435)
                                                        ---------    ---------    ---------    ---------

NET INCOME                                              $  21,292    $  17,121    $  50,694    $  24,051
                                                        =========    =========    =========    =========

BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting change    $    0.55    $    0.45    $    1.31    $    0.80
Cumulative effect of accounting change                         --           --           --        (0.17)
                                                        ---------    ---------    ---------    ---------
NET INCOME                                              $    0.55    $    0.45    $    1.31    $    0.63
                                                        =========    =========    =========    =========

DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting change    $    0.54    $    0.44    $    1.29    $    0.77
Cumulative effect of accounting change                         --           --           --        (0.16)
                                                        ---------    ---------    ---------    ---------
NET INCOME                                              $    0.54    $    0.44    $    1.29    $    0.61
                                                        =========    =========    =========    =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
       Basic                                               38,723       38,514       38,691       38,393
       Diluted                                             39,332       39,178       39,366       39,257


                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

                                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   JUNE 30,                JUNE 30,
                                                          -----------------------   ----------------------
                                                             2001         2000         2001         2000
                                                          ----------    ---------   ---------    ---------
NET INCOME                                                  $21,292      $17,121      $50,692      $24,051

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on derivative financial
  instruments, net of tax of $2,097, $0, $4,693 and $0        5,260           --       11,774           --
                                                            -------      -------      -------      -------
COMPREHENSIVE INCOME                                        $26,552      $17,121      $62,466      $24,051
                                                            =======      =======      =======      =======


                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                       -------------------------
                                                          2001            2000
                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $  50,694       $  24,051

Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                        11,221           8,512
     Deferred income taxes                                16,706           3,847
     Cumulative effect of change in accounting
         for revenue recognition                              --           6,435

Changes in operating assets and liabilities:
     Inventories                                          12,052          (8,421)
     Accounts receivable                                 (32,786)             --
     Accounts payable                                     (2,261)          5,722
     Other                                                   923           8,411
                                                       ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                 56,549          48,557
                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                               (102,979)        (99,197)
                                                       ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES                   (102,979)        (99,197)
                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of long-term debt                          202,611          33,100
     Payments on long-term debt and capital lease
         obligations                                    (126,155)         (1,366)
     Payments for debt issuance costs                     (3,946)             --
     Net metals repurchase agreement transactions         (9,386)          8,591
     Issuance of common stock                              1,368           9,000
                                                       ---------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 64,492          49,325
                                                       ---------       ---------

CASH AND CASH EQUIVALENTS
     Net increase (decrease)                              18,062          (1,315)
     Balance at beginning of period                       18,219           2,846
                                                       ---------       ---------

BALANCE AT END OF PERIOD                               $  36,281       $   1,531
                                                       =========       =========


                See notes to consolidated financial statements.

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 - GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company's financial position as of June 30, 2001 and the results of its operations for the three- and six-month periods ended June 30, 2001 and 2000 and cash flows for the six-month periods ended June 30, 2001 and 2000. Certain prior year amounts have been reclassified to conform with the current year presentation. The results of operations for the three- and six-month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's 2000 Annual Report on Form 10-K.

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

         In accordance with the transition provisions of SFAS No. 133, the company recorded a net-of-tax cumulative-effect-type loss adjustment of $7.1 million in accumulated other comprehensive loss to recognize at fair value all derivatives that are designated as cash-flow hedging instruments at January 1, 2001. During the three and six months ended June 30, 2001, $(0.2) million and $3.5 million, respectively, of accumulated other comprehensive loss (income) was reclassified to earnings. The company expects to reclassify to earnings during the next twelve months $4.9 million of net unrealized gains existing at June 30, 2001, that are recorded in accumulated other comprehensive income.

         Effective January 1, 2000, the company changed its method of accounting for revenue recognition. Pursuant to the guidance in Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition for Financial Statements, the company now recognizes revenue as title passes to the customer. In accordance with accepted industry practice, the company previously recognized revenue when product was shipped from the company's metal refinery to an external refiner. The company implemented SAB No. 101 during the fourth quarter of 2000. The implementation was treated as a change in accounting principle with the cumulative effect of the change on retained earnings at the beginning of 2000 included in restated net income of the first quarter of 2000. The second quarter and first half of 2000 financial statements were restated to reflect the change in accounting for revenue recognition. The effect of the accounting change on the second quarter of 2000 was to increase net income by approximately $4.9 million ($0.13 per basic and diluted share). The effect of the accounting change on the first half of 2000 was to decrease net income by approximately $8.6 million ($0.22 per basic and diluted share), which includes the cumulative effect of $6.4 million ($0.17 per basic and $0.16 per diluted share). The $6.4 million cumulative effect adjustment includes $26 million of revenue previously recognized in 1999, which is reflected as revenue in 2000 under the company's new method of accounting.

         Effective January 1, 2000, the company also implemented Issue No. 00-14 of the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force
(EITF), Accounting for Certain Sales Incentives. The consensus reached by the FASB EITF requires a company to classify any cash sales discounts as a reduction in revenue. Prior to the implementation of EITF 00-14, the company classified sales discounts associated with long-term sales contracts as a component of cost of metals sold. The company implemented EITF No. 00-14 during the fourth quarter of 2000. Pursuant to the consensus, financial statements for the three- and six-month periods ended June 30, 2000 have been reclassified.

NOTE 3 - COMPREHENSIVE INCOME

         In accordance with SFAS No. 130, Reporting Comprehensive Income, the company reports comprehensive income and its components in the consolidated financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under accounting principles generally accepted in the United States of America, are excluded from net income. For the company, such items consist of unrealized gains and losses on derivative financial instruments.

         The following summary sets forth the components of other comprehensive income (loss) accumulated in shareholders' equity (in thousands):

                                                         DERIVATIVE
                                                    FINANCIAL INSTRUMENTS
                                                    --------------------
Balance at December 31, 2000                             $     --
     Cumulative effect on adoption                         (9,985)
     Reclassification to earnings                           3,544
     Change in value due to change in metals prices        12,923
                                                         --------
                                                            6,482
     Tax provision                                         (1,847)
                                                         --------
Balance at June 30, 2001                                 $  4,635
                                                         ========


NOTE 4 - INVENTORIES

Inventories consisted of the following (in thousands):


                                    JUNE 30,    December 31,
                                      2001         2000
                                    --------    -----------
Metals inventory
     Raw ore                         $   202      $ 1,086
     Concentrate and in-process        8,255       13,971
     Finished goods                   14,328       21,864
                                     -------      -------
                                      22,785       36,921
Materials and supplies                 7,788        5,704
                                     -------      -------
                                     $30,573      $42,625
                                     =======      =======

NOTE 5 - LONG-TERM DEBT

CREDIT FACILITY

         In February 2001, the company obtained a $250 million credit facility (the "Credit Facility") from a syndicate of financial institutions. The Credit Facility provides for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term B) and a $50 million revolving credit facility. Amortization of the term loan facilities will commence on March 31, 2002. The final maturity of the Term A and the revolving credit facility is December 30, 2005 while the Term B facility final maturity date is December 31, 2007. Of the term loan facility proceeds, $125 million was used to repay borrowings under the prior credit facility with the remaining proceeds to be used to fund the company's expansion plans as required. Proceeds of the revolving credit facility will be used for general corporate and working capital needs. As of June 30, 2001, the company had $200 million outstanding under the term loan facilities, bearing interest at 6.56% and 7.31% for the Term A and Term B facilities, respectively.

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

         The company is in compliance with all aspects of the credit agreement, including all financial covenants as of June 30, 2001.

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

         The effect of outstanding stock options on diluted weighted average shares outstanding was 609,391 and 663,721 shares for the three-month periods ending June 30, 2001 and 2000, respectively. Outstanding options to purchase 419,175 and 46,375 shares of common stock were excluded from the computation of diluted earnings per share for the three-month periods ended June 30, 2001 and 2000, respectively, because the effect of inclusion would have been antidilutive using the treasury stock method.

         The effect of outstanding stock options on diluted weighted average shares outstanding was 674,190 and 864,261 shares for the six-month periods ending June 30, 2001 and 2000, respectively. Outstanding options to purchase 390,075 and 26,450 shares of common stock were excluded from the computation of diluted earnings per share for the six-month periods ended June 30, 2001 and 2000, respectively, because the effect of inclusion would have been antidilutive using the treasury stock method.

NOTE 7 - INCOME TAXES

         Income taxes for the three- and six-month periods ended June 30, 2001 and 2000 have been provided at the expected annualized rate of 28.5% and 28.0%, respectively.

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

         The company utilizes the following types of derivative financial instruments: fixed forwards, cashless put and call option collars and financially settled forwards. For derivative instruments outstanding as of June 30, 2001, the company has designated the derivative as a hedge of a forecasted transaction ("cash flow" hedge). Currently, all derivatives have been assessed as highly effective cash-flow hedges of forecasted transactions. Changes in fair value of derivatives that are highly effective as hedges and that are designated and qualified as a cash-flow hedge are reported in other comprehensive income until the forecasted transactions occur.

         From time to time, the company may enter into cashless put and call option collars under which the company receives the difference between the put price and the market price only if the market price is below the put price and the company pays the difference between the call price and the market price only if the market price is above the call price. The company's put and call options are financially settled at maturity. Since the put/call instruments hedge forecasted transactions, they qualify for cash flow hedge accounting. They are considered to be highly effective since the intrinsic value of the put/call will offset the change in value associated with future production not subject to the long-term sales contract. For the six-month period ended June 30, 2001, the company reclassified a realized loss of $2.4 million to reduce revenues and earnings for cashless put and call option collars that were recorded in accumulated other comprehensive loss at January 1, 2001. The company has no cashless put and call option collars outstanding at June 30, 2001.

         The company may enter into fixed forward contracts to sell metals at a future date and at a fixed price in order to reduce the risk associated with future metals prices for ounces produced in excess of the company's long-term sales contracts. These instruments are considered to be highly effective derivatives that will qualify for cash flow hedge accounting since they are an "all-in-one-hedge" instrument, meaning that all of the components (ounces, delivery date, and price) are fixed as part of the original commitment. The company has no fixed forward contracts outstanding at June 30, 2001.

         The company also enters into financially settled forwards. They differ from fixed forwards in that the net gain or loss is settled at maturity. The company uses the financially settled forwards as a mechanism to hedge the fluctuations in metal prices associated with future production not subject to the long-term sales contracts. The financially settled forwards qualify as a cash flow hedge and are considered to be highly effective, since the change in the value of the financially settled forward will offset changes in the expected future cash flows related to future production not subject to the long-term sales contracts. For the three and six month periods ended June 30, 2001, the company reclassified a realized gain of $0.7 million and a realized loss of $1.1 million, respectively, to revenues and earnings from accumulated other comprehensive income for financially settled forwards.

         A summary of the company's derivative financial instruments as of June 30, 2001 is as follows.

                                                     Palladium         Sales            Platinum          Sales
                                                       Ounces          Price             Ounces            Price
                                                     ----------        -----            --------          -----
         2001      Financially settled forwards       33,000           $700              6,000            $575
         2002      Financially settled forwards       24,000           $700             12,000            $575

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

                                    PALLADIUM                                                 PLATINUM
                 -------------------------------------------------     -------------------------------------------------------
                   % of     Avg. Floor      % of     Avg. Ceiling          % of      Avg. Floor       % of        Avg. Ceiling
     Year        Production    Price     Production     Price           Production      Price       Production       Price
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STILLWATER MINING COMPANY
KEY FACTORS
(Unaudited)

                                              THREE MONTHS ENDED  SIX MONTHS ENDED
                                                   JUNE 30,           JUNE 30,
                                              ------------------  ----------------
                                               2001        2000    2001      2000
                                              ------      ------  ------    ------
OUNCES PRODUCED (000)(2)
     Palladium                                   93          75     189       161
     Platinum                                    30          23      58        49
                                               ----        ----    ----      ----
         Total                                  123          98     247       210

TONS MINED (000)                                182         148     381       317

TONS MILLED (000)                               195         149     395       318
MILL HEAD GRADE (OUNCE PER TON)                0.73        0.68    0.69      0.70
TOTAL MILL RECOVERY (%)                          91          91      90        91

SUB-GRADE TONS MILLED (000)                      17          30      35        44
SUB-GRADE MILL HEAD GRADE (OUNCE PER TON)      0.21        0.30    0.21      0.24

TOTAL TONS MILLED (000)                         212         179     430       362
COMBINED MILL HEAD GRADE (OUNCE PER TON)       0.65        0.61    0.64      0.64

OUNCES SOLD (000)(2)
     Palladium                                  103          85     212       152
     Platinum                                    29          25      58        52
                                               ----        ----    ----      ----
         Total                                  132         110     270       204

AVERAGE REALIZED PRICE PER OUNCE(2)
     Palladium                                 $591        $523    $648      $499
     Platinum                                   541         472     535       456
     Combined(1)                                580         512     624       488

AVERAGE MARKET PRICE PER OUNCE
     Palladium                                 $654        $600    $795      $594
     Platinum                                   595         529     598       504
     Combined(1)                                640         583     749       573

(1) Stillwater Mining reports a combined average realized and market price of palladium and platinum at the same ratio as ounces are produced from the base metals refinery. The combined average realized price represents revenues of the company excluding contract discounts divided by ounces sold. The combined average market price represents the average London PM Fix for the actual months of the period.

(2) Effective January 1, 2000, the company changed its method of accounting for revenue recognition. The company now recognizes revenue as title passes to the customer. Ounces sold and average realized prices for the three- and six-month periods ended June 30, 2000 have been restated accordingly. The differences in ounces produced and ounces sold are caused by the length of time required by the smelting and refining processes and the specified delivery dates under the long-term sales contracts. The differences between the realized prices and market prices occur due to contract pricing provisions and hedge positions.

STILLWATER MINING COMPANY
KEY FACTORS (CONTINUED)
(Unaudited)


                                  THREE MONTHS ENDED  SIX MONTHS ENDED
                                       JUNE 30,           JUNE 30,
                                  ------------------  ----------------
                                   2001       2000     2001      2000
                                  ------     ------   ------    ------
PER TON MILLED

CASH OPERATING COSTS               $127       $125     $125      $122
Royalties and taxes                  23         17       25        20
                                   ----       ----     ----      ----
TOTAL CASH COSTS (1)               $150       $142     $150      $142
Depreciation and amortization        26         24       27        24
                                   ----       ----     ----      ----
TOTAL PRODUCTION COSTS (1)         $176       $166     $177      $166
                                   ====       ====     ====      ====


PER OUNCE PRODUCED

CASH OPERATING COSTS               $220       $228     $218      $212
Royalties and taxes                  39         30       44        32
                                   ----       ----     ----      ----
TOTAL CASH COSTS (1)               $259       $258     $262      $244
Depreciation and amortization        47         43       46        41
                                   ----       ----     ----      ----
TOTAL PRODUCTION COSTS (1)         $306       $301     $308      $285
                                   ====       ====     ====      ====

(1) Income taxes, corporate general and administrative expense and interest income and expense are not included in either total cash costs or total production costs.

RESULTS OF OPERATIONS

Three months ended June 30, 2001 compared to three months ended June 30, 2000

         PGM Production. During the second quarter of 2001, the company produced approximately 93,000 ounces of palladium and approximately 30,000 ounces of platinum compared with production of approximately 75,000 ounces of palladium and 23,000 ounces of platinum in the second quarter of 2000. The increase was primarily due to an 18% increase in total tons milled in the second quarter of 2001 compared to the second quarter of 2000, and a 7% increase in the average grade of material milled. The increase in tons milled is the result of additional mine production.

         Revenues. Revenues were $75 million for the second quarter of 2001 compared with $55.4 million for the second quarter of 2000, an increase of 36% and were the result of a 13% increase in realized PGM prices and a 20% increase in the quantity of metal delivered to customers.

         Palladium sales increased to approximately 103,000 ounces in the second quarter of 2001 from approximately 85,000 ounces in the second quarter of 2000. Platinum sales increased to approximately 29,000 ounces in the second quarter of 2001 from approximately 25,000 ounces in the second quarter of 2000.

         The combined average realized price per ounce of palladium and platinum sold in the second quarter of 2001 increased 13% to $580 per ounce, compared to $512 per ounce in the second quarter of 2000. The combined average market price rose 10% to $640 per ounce in the second quarter of 2001, compared to $583 per ounce in the second quarter of 2000. The average realized price per ounce of palladium was $591 in the second quarter of 2001, compared to $523 per ounce in the second quarter of 2000, while the average market price of palladium was $654 per ounce in the second quarter of 2001 compared to $600 per ounce in the second quarter of 2000. The average realized price per ounce of platinum was $541 in the second quarter of 2001, compared to $472 per ounce in the second quarter of 2000, while the average market price of platinum was $595 per ounce in the second quarter of 2001 compared to $529 per ounce in the second quarter of 2000.

         Costs and Expenses. Total cash costs per ounce for the quarter ended June 30, 2001 of $259 was approximately the same as $258 per ounce in the quarter ended June 30, 2000. Total production costs per ounce in the quarter ended June 30, 2001 increased $5 or 2% to $306 per ounce from $301 per ounce in the quarter ended June 30, 2000. This increase is due to an increase in depreciation relating to completed expansion assets. General and administrative costs increased $2.8 million primarily as a result of $1.6 million of increased administrative support required to transition the company from a single site producer to a multi-location producer and $1.0 million related to legal expenses arising from various corporate matters.

         Operating Income. The company reported operating income of $29.1 million for the quarter ended June 30, 2001, compared with operating income of $23.6 million for the quarter ended June 30, 2000. The higher operating income was mainly the result of higher realized prices and increased metal deliveries to customers.

         Net Income. The company reported net income of $21.3 million or $0.54 per diluted share for the second quarter of 2001 compared with net income of $17.1 million, or $0.44 per diluted share for the second quarter of 2000.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

         PGM Production. During the first half of 2001, the company produced approximately 189,000 ounces of palladium and approximately 58,000 ounces of platinum compared with production of approximately 161,000 ounces of palladium and 49,000 ounces of platinum in the first half of 2000. The increase was due to a 19% increase in total tons milled in the first half of 2001 compared to the first half of 2000. The increase in tons milled is the result of additional mine production.

         Revenues. Revenues were $165.2 million for the first half of 2001 compared with $97.5 million for the first half of 2000, an increase of 69% and were the result of a 28% increase in realized PGM prices and a 32% increase in the quantity of metal delivered to customers.

         Palladium sales increased to approximately 212,000 ounces in the first half of 2001 from approximately 152,000 ounces in the first half of 2000. Platinum sales increased to approximately 58,000 ounces in the first half of 2001 from approximately 52,000 ounces in the first half of 2000.

         The combined average realized price per ounce of palladium and platinum sold in the first half of 2001 increased 28% to $624 per ounce, compared to $488 per ounce in the first half of 2000. The combined average market price rose 31% to $749 per ounce in the first half of 2001, compared with $573 per ounce in the first half of 2000. The average realized price per ounce of palladium was $648 in the first half of 2001, compared to $499 per ounce in the first half of 2000, while the average market price of palladium was $795 per ounce in the first half of 2001 compared to $594 per ounce in the first half of 2000. The average realized price per ounce of platinum was $535 in the first half of 2001, compared to $456 per ounce in the first half of 2000, while the average market price of platinum was $598 per ounce in the first half of 2001 compared to $504 per ounce in the first half of 2000.

         Costs and Expenses. Total cash costs per ounce for the six months ended June 30, 2001 increased $18 or 7 %, to $262 per ounce from $244 per ounce in the six months ended June 30, 2000. The increase in per ounce operating costs is primarily a result of higher royalties and taxes associated with higher metal prices of $11 per ounce and higher mine operating costs of $11 per ounce, offset by lower support services of $9 per ounce and lower byproducts of $9 per ounce. The higher mine operating costs are primarily the result of increased throughput tonnage costs. Total production costs per ounce in the six months ended June 30, 2001 increased $23, or 8% to $308 per ounce from $285 per ounce in the six months ended June 30, 2000. This increase is due to the above factors as well as an increase in depreciation relating to completed expansion assets. General and administrative costs increased $6.2 million primarily as a result of $4.4 million of increased administrative support required to transition the company from a single site producer to a multi-location producer and $1.7 million attributable to management realignment.

         Operating Income. The company reported operating income of $69.7 million for the six months ended June 30, 2001, compared with operating income of $41.9 million for the comparable period of 2000. The higher operating income was mainly the result of higher realized prices.

         Net Income Before Cumulative Effect of Accounting Change. In its first half of 2001, the company has provided for income taxes of $20.2 million or 28.5% of income before taxes compared to a provision of $11.9 million, or 28% of pretax income for the first half of 2000. The company reported net income before the cumulative effect of an accounting change of $50.7 million, or $1.29 per diluted share compared to $30.5 million, or $0.77 per diluted share in the first half of 2000.

         Cumulative Effect of Change in Accounting for Revenue Recognition. Effective January 1, 2000, the company changed its method of accounting for revenue recognition. Pursuant to the guidance in Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition for Financial Statements, the company now recognizes revenue as title passes to the customer. The change was implemented during the fourth quarter of 2000 and was treated as a change in accounting principle with the $6.4 million ($0.17 per basic and $0.16 per diluted share) cumulative effect of the change on retained earnings at the beginning of 2000 included in restated net income of the first half of 2000. See Note 2 to the financial statements attached for a description of new accounting standards applicable to the company.

         Net Income. The company reported net income of $50.7 million or $1.29 per diluted share for its first half of 2001 compared with net income of $24.1 million, or $0.61 per diluted share for the first half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The company's working capital at June 30, 2001 was $60.3 million compared to a deficit of $10.5 million at June 30, 2000. The ratio of current assets to current liabilities was 2.0 at June 30, 2001, compared to 0.8 at June 30, 2000.

         Net cash provided by operations for the six months ended June 30, 2001, was $56.5 million compared with $48.6 million for the comparable period of 2000, an increase of $7.9 million. The increase was primarily a result of increased net income of $26.6 million and an increase in non-cash expenses of $9.1 million offset by an increase in net operating assets and liabilities of $27.8 million in the first half of 2001 compared to the first half of 2000, primarily due to an increase in accounts receivable of $32.8 million.

         A total of $103.0 million of cash was used in investing activities in the first six months of 2001 compared to $99.2 million in the same period of 2000. The capital expenditures incurred in the first six months of 2001 relate to the development of the East Boulder Mine, the Stillwater Mine and the company's Columbus ancillary facilities.

         For the six months ended June 30, 2001, cash provided by financing activities was $64.5 million compared to $49.3 million for the comparable period of 2000. The financing activities in the first half of 2001 were primarily attributed to borrowings of $203 million under the company's $250 million Credit Facility offset by repayment of $125 million on the prior credit facility.

         As a result of the above, cash and cash equivalents increased by $18.1 million for the first six months of 2001 compared with a decrease of $1.3 million for the comparable period of 2000.

         Based on cash on hand and expected cash flows from operations, along with the remaining credit of $50 million available at June 30, 2001 under the existing Credit Facility, management believes there is sufficient liquidity for the next twelve months' operating and capital needs. See Note 5 to the financial statements for a description of the company's credit facility. In addition, the company may, from time to time, also seek to raise additional capital from the public or private securities markets or from other sources for general corporate purposes and for investments beyond the scope of the current phase of the current expansion plans.

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

         The company enters into hedging contracts from time to time in an effort to reduce the negative effect of price changes on the company's cash flow. These hedging activities typically consist of contracts that require the company to deliver specific quantities of metal, or to financially settle the obligation in the future at specific prices, the sale of call options and the purchase of put options. At July 13, 2001, the market prices for palladium and platinum were $559 and $560 per ounce, respectively. See Note 8 to the financial statements attached hereto for a discussion of the company's outstanding hedge obligations. Thus, while hedging transactions are intended to reduce the negative effects of price decreases, they may also prevent the company from benefiting from price increases. During first half 2001 and 2000, respectively, the company reported hedging losses of approximately $3.5 million and $4.1 million, respectively. The company has entered into long-term sales contracts that provide a floor price for sales of a portion of the company's production. For additional discussion of the sales contracts, see Note 8 to the financial statements attached hereto.

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

         During 2001, the company expects to continue underground development, detailed engineering and commissioning of the concentrator and ancillary facilities at East Boulder. The East Boulder Mine is expected to begin commercial production during 2002. However, new mining operations often experience unexpected problems during the development and start-up phases, which can result in substantial delays in reaching commercial production. The company currently estimates the cost of developing the project to enable it to commence initial production at approximately $370 million. Additional sustaining capital expenditures will be necessary to achieve and maintain the mine's initial design capacity of 2,000 tons of ore per day. This estimated cost and schedule may change based upon the results of the mining planning work to be completed during 2001.

         East Boulder is a development project and has no operating history. Thus, estimates of future cash operating costs at East Boulder are based largely on the company's years of operating experience at the Stillwater Mine portion of the J-M Reef. Actual cash operating costs and economic returns may differ significantly from those currently estimated or those established in future studies and estimates, although the company anticipates that the operating characteristics at East Boulder will be similar to the Stillwater Mine.

COMPLIANCE WITH BANK CREDIT AGREEMENT - THE RESTRICTIONS IMPOSED BY OUR DEBT AGREEMENTS COULD NEGATIVELY AFFECT OUR ABILITY TO ENGAGE IN CERTAIN ACTIVITIES.

         The company's agreement with the syndicate of financial institutions provides a credit facility that is being used to finance a portion of the expansion plan and contains certain covenants relating to the accomplishment of certain production objectives, capital cost and financial targets. In the event the company was not able to comply with the debt covenants, the company would seek to amend the existing contract or to seek alternative financing. See Note 5
- Long-Term Debt for a discussion of the company's credit facility.

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

         The company, therefore, is subject to the customers' compliance with the terms of the contracts, their ability to terminate or suspend the contracts and the customers' willingness and ability to pay. The loss of any of these customers could have a material adverse effect on the company. In the event the company becomes involved in a disagreement with one or more of its customers, their compliance with these contracts may be at risk. For example, the company has negotiated floor prices that are well above historical low prices for palladium and platinum. In the event of a substantial decline in the market price of palladium or platinum, one or more of these customers could seek to renegotiate the prices or fail to honor the contracts. In such an event, the company's expansion plans could be threatened. In addition, under the company's syndicated credit facility, a default or modification of the sales contracts could prohibit additional loans or require the repayment of outstanding loans. Although the company believes it has adequate legal remedies if a customer fails to perform, termination or breach could have a material adverse effect on the company's expansion plans and results of operations. The contracts are designed to limit the downside risk of metal prices at the risk of foregoing a portion of upside price potential should market prices exceed the price ceilings. During first half of 2001, the price ceilings reduced the average price realized by $115 per ounce. See Note 8 to the financial statements attached hereto for additional information about the sales contracts.

SUBSTITUTION OF MATERIALS - USERS OF PGM'S MAY SUBSTITUTE OTHER MATERIALS FOR PALLADIUM AND PLATINUM IF PGM PRICES CONTINUE TO RISE.

         High PGM prices may lead users of PGMs to substitute other materials for palladium and platinum. The automobile, electronics and dental industries are the three largest sources of palladium demand. In response to supply questions and high market prices for palladium, some automobile manufacturers may seek alternatives to palladium and may reduce their PGM purchases. Recently, a representative of one automobile manufacturer indicated that such manufacturer would seek to reduce PGM loading quantities per vehicle by up to 30% over the next 12 to 18 months as engineers continue to design more efficient exhaust systems. There has been some substitution of other metals for palladium in electronics and dental applications. Substitution in all of these industries may increase significantly if the PGM market price continues to rise. Significant substitution for any reason could result in a material PGM price decrease, which could have a material adverse effect on the company's business, financial condition and results of operations.

LIMITED AVAILABILITY OF ADDITIONAL MINING PERSONNEL AND UNCERTAINTY OF LABOR RELATIONS - OUR OPERATIONS DEPEND SIGNIFICANTLY UPON THE AVAILABILITY OF QUALIFIED MINERS, AND IF WE ARE NOT ABLE TO ATTRACT AND RETAIN THESE MINERS, OUR PRODUCTION TARGETS MAY NOT BE MET.

         The operations of the company depend significantly on the availability of qualified miners. Historically, the company has experienced high turnover with respect to its miners. In addition, the company must compete for individuals skilled in the operation and development of mining properties. The number of such persons is limited, and significant competition exists to obtain their skills. The company cannot be certain that it will be able to maintain an adequate supply of miners and other personnel or that the company's labor expenses will not increase as a result of a shortage in supply of such workers. The company currently employs 404 miners and expects to require an additional 230 miners within the next five years. Failure to maintain an adequate supply of miners could adversely effect the company's expansion plans and results of operations. The company currently has approximately 1,566 employees, about 980 of whom are covered by a collective bargaining agreement with PACE Local 8-001, expiring June 30, 2004. The company expects to employ approximately 1,800 persons by the end of second quarter 2002. In the event the company's employees were to engage in a strike or other work stoppage, the company could experience a significant disruption of its operations and higher ongoing labor costs, which could have a material adverse effect on the company's business, financial condition and results of operations.

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

MINING RISKS AND POTENTIAL INADEQUACY OF INSURANCE COVERAGE - OUR BUSINESS IS SUBJECT TO SIGNIFICANT RISKS THAT MAY NOT BE COVERED BY INSURANCE.

         Underground mining and the company's milling, smelting and refining operations involve a number of risks and hazards, including unusual and unexpected rock formations, ground or slope failures, cave-ins and other mining or ground-related problems, environmental hazards, industrial accidents, labor disputes, metallurgical and other processing, smelting or refining problems, flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of God, mechanical equipment and facility performance problems and the availability of materials and equipment. Such risks could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. Fatalities have occurred at the company's mine since operations began in 1986. During the first six months of 2001, the company experienced three fatalities at the Stillwater Mine. Industrial accidents could have a material adverse effect on the company's business and operations. Although the company believes that it maintains insurance within ranges of coverage consistent with industry practice, it cannot be certain that this insurance will cover the risks associated with mining or that the company will be able to maintain insurance to cover these risks at economically feasible premiums. The company might also become subject to liability for pollution or other hazards which it cannot insure against or which it may elect not to insure against because of premium costs or other reasons. Losses from such events could have a material adverse effect on the company.

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

         The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts apply to the portions of the company's production over the period through December 2010 and provide for a floor and ceiling price structure. See Note 8 to the financial statements attached hereto for additional information about sales contracts.

         As of June 30, 2001, the company had sold forward 33,000 ounces of palladium for delivery in 2001 at an average price of $700 per ounce and 24,000 ounces of palladium for delivery in 2002 at an average price of $700 per ounce. In addition, the company had sold forward 6,000 and 12,000 ounces of platinum for delivery in 2001 and 2002, respectively, at an average price of $575 per ounce. Under a financially settled forward, at each settlement date, the company receives the difference between the forward price and the market price if the market price is below the forward price and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company's financially settled forwards are settled at maturity. The fair value of the company's financially settled forwards was a gain of approximately $6.5 million at June 30, 2001.

INTEREST RATE RISK

         At the present time, the company has no financial instruments in place to manage the impact of changes in interest rates. Therefore, the company is exposed to changes in interest rates on the portion of its credit facility which carries a variable interest rate based upon LIBOR. At June 30, 2001, no amounts were outstanding under the revolving credit portion of the facility. The credit facility provides for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term B) and a $50 million revolving credit facility. The final maturity of the Term A and revolving credit facility is December 30, 2005, while the Term B facility final maturity date is December 31, 2007. As of June 30, 2001, the company had $200 million outstanding under the term loan facilities, bearing interest at 6.56% and 7.31% for the Term A and Term B facilities, respectively.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)      The annual meeting of stockholders was held on May 24, 2001.

         (b) The following individuals were elected to continue as Directors at the meeting: Richard E. Gilbert, Apolinar Guzman, Patrick M. James, Francis R. McAllister, and Peter Steen.

         (c)      Set forth below are the votes cast for the election of
                  Directors:

                                                  For (*)         Withheld
                                                  -------         --------
Richard E. Gilbert                             34,506,251         547,449
Apolinar Guzman                                34,536,616         517,084
Patrick M. James                               34,531,185         522,515
Joseph P. Mazurek                              34,535,991         517,709
Francis R. McAllister                          28,121,573       6,932,127
Malcolm W. MacNaught                           34,537,401         516,299
Peter Steen                                    34,498,186         555,514

         *Stockholders have cumulative voting rights in connection with the election of directors.

         Stockholders were asked to ratify the appointment of KPMG LLP as the company's independent accountants for the fiscal year ending December 31, 2001. Votes cast for were 34,670,127, against were 345,128 and abstaining were 38,445.

         (d)  None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              None

         (b)  Reports on Form 8-K:

              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       STILLWATER MINING COMPANY
                                             (Registrant)



Date:    July 19, 2001                 By: /s/ FRANCIS R. McALLISTER
                                           ------------------------------------
                                           Francis R. McAllister
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)




Date:    July 19, 2001
                                       By: /s/ JAMES A. SABALA
                                           ------------------------------------
                                           James A. Sabala
                                           Vice President and Chief Financial
                                             Officer
                                           (Principal Financial Officer)