Form 10-Q
period 2001-09-30
STILLWATER MINING CO /DE/
filed 2001-10-26
CIK 931948

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO _______

                         COMMISSION FILE NUMBER 0-25090

                            STILLWATER MINING COMPANY
                            -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                   81-0480654
    -------------------------------           ------------------------------------
    (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


           737 PALLADIUM PLACE
            COLUMBUS, MONTANA                               59019
 ----------------------------------------     ------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


                                 (406) 322-8700
                   -------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES X NO
                                       ---   ---
AT OCTOBER 23, 2001, 38,750,416 SHARES OF COMMON STOCK, $0.01 PAR VALUE PER SHARE, WERE ISSUED AND OUTSTANDING.

                            STILLWATER MINING COMPANY

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX


                                                                                                      PAGE
                                                                                                      ----
PART I - FINANCIAL INFORMATION

         ITEM 1.         FINANCIAL STATEMENTS...................................................         3

         ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................        13

         ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............        24


PART II - OTHER INFORMATION

         ITEM 1.         LEGAL PROCEEDINGS......................................................       26

         ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS..............................       26

         ITEM 3.         DEFAULTS UPON SENIOR SECURITIES........................................       26

         ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................       26

         ITEM 5.         OTHER INFORMATION......................................................       26

         ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.......................................       26

SIGNATURES               .......................................................................       27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STILLWATER MINING COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in thousands, except share and per share amounts)

                                                                                   SEPTEMBER 30,  December 31,
                                                                                       2001           2000
                                                                                   -------------  ------------
ASSETS
     CURRENT ASSETS
         Cash and cash equivalents                                                 $     17,903   $     18,219
         Funds held in escrow                                                                --          2,636
         Inventories                                                                     39,080         42,625
         Accounts receivable                                                             20,003             --
         Deferred income taxes                                                            3,755          7,732
         Fair value of derivative financial instruments                                  12,903             --
         Other current assets                                                             7,864          2,943
                                                                                   ------------   ------------
              Total current assets                                                      101,508         74,155
     PROPERTY, PLANT AND EQUIPMENT, NET                                                 741,246        602,110
     OTHER NONCURRENT ASSETS                                                              6,402          2,761
                                                                                   ------------   ------------
Total assets                                                                       $    849,156   $    679,026
                                                                                   ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable                                                          $     26,540   $     21,710
         Accrued payroll and benefits                                                    11,544          6,431
         Property, production and franchise taxes payable                                 7,786          8,068
         Current portion of long-term debt and capital lease
              obligations                                                                 6,179          1,970
         Metals repurchase agreements payable                                                --          9,386
         Current income taxes payable                                                     5,689             97
         Other current liabilities                                                        8,661         11,533
                                                                                   ------------   ------------
              Total current liabilities                                                  66,399         59,195

         Long-term debt and capital lease obligations                                   225,782        157,256
         Deferred income taxes                                                           73,398         55,457
         Other noncurrent liabilities                                                    10,685          6,504
                                                                                   ------------   ------------
              Total liabilities                                                         376,264        278,412
                                                                                   ------------   ------------
     SHAREHOLDERS' EQUITY
         Preferred stock, $0.01 par value, 1,000,000 shares
              authorized; none issued                                                        --             --
         Common stock, $0.01 par value, 100,000,000 shares
              authorized; 38,750,416 and 38,645,886 shares
                  issued and outstanding                                                    388            386
         Paid-in capital                                                                290,868        288,212
         Retained earnings                                                              172,970        112,016
         Accumulated other comprehensive income                                           8,666             --
                                                                                   ------------   ------------
              Total shareholders' equity                                                472,892        400,614
                                                                                   ------------   ------------
Total liabilities and shareholders' equity                                         $    849,156   $    679,026
                                                                                   ============   ============


                 See notes to consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                               -------------------------    --------------------------
                                                                   2001          2000           2001          2000
                                                               -----------   -----------    -----------    -----------
REVENUES                                                       $    52,893   $    49,056    $   218,061    $   146,581

COSTS AND EXPENSES
    Cost of metals sold                                             26,978        24,083        100,816         66,919
    Depreciation and amortization                                    5,950         4,196         17,171         12,708
                                                               -----------   -----------    -----------    -----------
       Total cost of sales                                          32,928        28,279        117,987         79,627

    General and administrative expenses                              5,450         1,831         15,905          6,129

    Legal settlement                                                 1,684            --          1,684             --
                                                               -----------   -----------    -----------    -----------
       Total costs and expenses                                     40,062        30,110        135,576         85,756
                                                               -----------   -----------    -----------    -----------
OPERATING INCOME                                                    12,831        18,946         82,485         60,825

OTHER INCOME (EXPENSE)
    Interest income                                                    473           418          1,719            883

    Interest expense, net of capitalized interest of
        $4,485, $4,958, $13,433 and $10,037                             --            --             --             --
                                                               -----------   -----------    -----------    -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE                                            13,304        19,364         84,204         61,708

INCOME TAX PROVISION                                              (3,044))        (5,415)       (23,250)       (17,273)
                                                               -----------   -----------    -----------    -----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                10,260        13,949         60,954         44,435

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR REVENUE
    RECOGNITION, NET OF INCOME TAX BENEFIT OF $2,503                    --            --             --         (6,435)
                                                               -----------   -----------    -----------    -----------
NET INCOME                                                     $    10,260   $    13,949    $    60,954    $    38,000
                                                               ===========   ===========    ===========    ===========
BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting change           $      0.26   $      0.36    $      1.57    $      1.16
Cumulative effect of accounting change                                  --            --             --          (0.17)
                                                               -----------   -----------    -----------    -----------
NET INCOME                                                     $      0.26   $      0.36    $      1.57    $      0.99
                                                               ===========   ===========    ===========    ===========
DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting change           $      0.26   $      0.36    $      1.55    $      1.13
Cumulative effect of accounting change                                  --            --             --          (0.16)
                                                               -----------   -----------    -----------    -----------
NET INCOME                                                     $      0.26   $      0.36    $      1.55    $      0.97
                                                               ===========   ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
       Basic                                                        38,744        38,561         38,708         38,450
       Diluted                                                      39,173        39,159         39,294         39,230




                 See notes to consolidated financial statements.

STILLWATER MINING COMPANY
STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

                                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                                   ---------------------------   ---------------------------
                                                                       2001            2000            2001            2000
                                                                   ------------   ------------   ------------   ------------
NET INCOME                                                         $     10,260   $     13,949   $     60,954   $     38,000

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on derivative financial
       Instruments, net of tax of $3,786, $0,
       $8,479 and $0                                                      4,031             --         15,805             --
                                                                   ------------   ------------   ------------   ------------
COMPREHENSIVE INCOME                                               $     14,291   $     13,949   $     76,759   $     38,000
                                                                   ============   ============   ============   ============




See notes to consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                           ----------------------------
                                                               2001            2000
                                                           ------------    ------------
CASH FLOWS FROM OPERATING  ACTIVITIES
Net income                                                 $     60,954    $     38,000

Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                               17,171          12,708
     Deferred income taxes                                       21,918          14,345
     Cumulative effect of change in accounting
         for revenue recognition                                     --           6,435
Changes in operating assets and liabilities:
     Inventories                                                  3,545         (12,917)
     Accounts receivable                                        (20,003)             --
     Accounts payable                                             4,830          10,894
     Other                                                        3,919           7,143
                                                           ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        92,334          76,608
                                                           ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                      (156,306)       (151,358)
                                                           ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                          (156,306)       (151,358)
                                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of long-term debt                                 202,611          61,435
     Payments on long-term debt and capital lease
         obligations                                           (127,240)         (2,045)
     Payments for debt issuance costs                            (3,946)             --
     Net metals repurchase agreement transactions                (9,386)         13,552
     Issuance of common stock                                     1,617          11,357
                                                           ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        63,656          84,299
                                                           ------------    ------------
CASH AND CASH EQUIVALENTS
     Net increase (decrease)                                       (316)          9,549
     Balance at beginning of period                              18,219           2,846
                                                           ------------    ------------
BALANCE AT END OF PERIOD                                   $     17,903    $     12,395
                                                           ============    ============





                 See notes to consolidated financial statements.

STILLWATER MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 - GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company's financial position as of September 30, 2001 and the results of its operations for the three- and nine-month periods ended September 30, 2001 and 2000 and cash flows for the nine-month periods ended September 30, 2001 and 2000. Certain prior year amounts have been reclassified to conform with the current year presentation. The results of operations for the three- and nine-month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's 2000 Annual Report on Form 10-K.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PROPERTY, PLANT AND EQUIPMENT

         Plant and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from five to twenty years or, for capital leases, the term of the related leases. Maintenance and repairs are charged to operations as incurred. Mine development expenditures incurred to increase existing production, develop new ore bodies or develop mineral property substantially in advance of production are capitalized and amortized using a units-of-production method over the proven and probable reserves. Incremental revenues from incidental operations during the development of new ore bodies and mineral properties, are recorded as a reduction of capitalized development expenditures. Interest is capitalized on expenditures related to construction or development projects and amortized using the same method as the related asset. Interest capitalization is discontinued when the asset is placed into operation or development ceases. Exploration costs are expensed as incurred.

NOTE 3 - NEW ACCOUNTING STANDARDS

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

         In accordance with the transition provisions of SFAS No. 133, the company recorded a net-of-tax cumulative-effect-type loss adjustment of $7.1 million in accumulated other comprehensive loss to recognize at fair value all derivatives that are designated as cash-flow hedging instruments at January 1, 2001. During the three- and nine- months ended September 30, 2001, $3.9 million and $0.4 million, respectively, of accumulated other comprehensive income was reclassified to earnings. The company expects to reclassify to earnings during the next twelve months $5.4 million of net unrealized gains existing at September 30, 2001, that are recorded in accumulated other comprehensive income.

         Effective January 1, 2000, the company changed its method of accounting for revenue recognition. Pursuant to the guidance in Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition for Financial Statements, the company now recognizes revenue as title passes to the customer. In accordance with accepted industry practice, the company previously recognized revenue when product was shipped from the company's metal refinery to an external refiner. The company implemented SAB No. 101 during the fourth quarter of 2000. The implementation was treated as a change in accounting principle with the cumulative effect of the change on retained earnings at the beginning of 2000 included in restated net income of the first quarter of 2000. The third quarter and first nine months of 2000 financial statements were restated to reflect the change in accounting for revenue recognition. The effect of the accounting change on the third quarter of 2000 was to decrease net income by approximately $644,000 ($0.02 per basic and diluted share). The effect of the accounting change on the first nine months of 2000 was to decrease net income by approximately $9.2 million ($0.24 per basic and $0.23 per diluted share), which includes the cumulative effect of $6.4 million ($0.17 per basic and $0.16 per diluted share). The $6.4 million cumulative effect adjustment includes $26 million of revenue previously recognized in 1999, which is reflected as revenue in 2000 under the company's new method of accounting.

         Effective January 1, 2000, the company also implemented Issue No. 00-14 of the FASB Emerging Issues Task Force (EITF), Accounting for Certain Sales Incentives. The consensus reached by the FASB EITF requires a company to classify any cash sales discounts as a reduction in revenue. Prior to the implementation of EITF 00-14, the company classified sales discounts associated with long-term sales contracts as a component of cost of metals sold. The company implemented EITF No. 00-14 during the fourth quarter of 2000. Pursuant to the consensus, financial statements for the three- and nine-month periods ended September 30, 2000 have been reclassified. During the three- and nine-months ended September 30, 2000, $1.0 million and $3.2 million, respectively, of cost of metals sold was reclassified to reduce revenues.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

         SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

         The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

         On October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The company has not yet completed its evaluation of the impact of the adoption of this Statement.

         On June 29, 2001, the Accounting Standards Executive Committee (AcSEC) issued an exposure draft of a proposed Statement of Position (SOP ED), Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. Concurrent with the issuance of the proposed SOP ED, the FASB issued an exposure draft (FASB ED) of a proposed SFAS, Accounting in Interim and Annual Financial

Statements for Certain Costs and Activities Related to Property, Plant, and Equipment. The provisions of the proposed SOP ED would result in significant changes in record keeping and accounting requirements for property, plant, and equipment (PP&E). If adopted in its present form, the provisions of the SOP ED would provide guidance on the types of costs that should be capitalized as PP&E, limit indirect costs that would be capitalized as PP&E, require the use of component accounting for PP&E and require major overhaul costs to be charged to expense as incurred. The FASB ED would amend SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to exclude from its scope the accounting for acquisition, development, and construction costs of real estate developed and used by an entity for subsequent rental activities that would be covered by the SOP ED. Until the SOP ED and the FASB ED is issued, management is unable to determine the impact they will have on the Company's financial statements.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under accounting principles generally accepted in the United States of America, are excluded from net income. For the company, such items consist of unrealized gains and losses on derivative financial instruments.

         The following summary sets forth the changes of other comprehensive income (loss) accumulated in shareholders' equity (in thousands):


                                                                 DERIVATIVE
                                                          FINANCIAL INSTRUMENTS
                                                          ---------------------
Balance at December 31, 2000                                    $     --
     Cumulative effect on adoption                                (9,985)
     Reclassification to earnings                                   (382)
     Change in value due to change in metals prices               24,666
                                                                --------
                                                                  14,299
     Tax provision                                                (5,633)
                                                                --------
Balance at September 30, 2001                                   $  8,666
                                                                ========

NOTE 5 - INVENTORIES

Inventories consisted of the following (in thousands):

                                          SEPTEMBER 30,   December 31,
                                              2001           2000
                                          ------------    ------------
Metals inventory
     Raw ore                                $    15         $ 1,086
     Concentrate and in-process              12,571          13,971
     Finished goods                          17,653          21,864
                                            -------         -------
                                             30,239          36,921
Materials and supplies                        8,841           5,704
                                            -------         -------
                                            $39,080         $42,625
                                            =======         =======

NOTE 6 - LONG-TERM DEBT

CREDIT FACILITY

         In February 2001, the company obtained a $250 million credit facility (the "Credit Facility") from a syndicate of financial institutions. The Credit Facility provides for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term B) and a $50 million revolving credit facility. Amortization of the term loan facilities will commence on March 31, 2002. The final maturity of the Term A and the revolving credit facility is December 30, 2005 while the Term B facility final maturity date is December 31, 2007. Of the term loan facility proceeds, $125 million was used to repay borrowings under the prior credit facility with the remaining proceeds to be used to fund the company's expansion plans as required. Proceeds of the revolving credit facility will be used for general corporate and working capital needs. As of September 30, 2001, the company had $65.0 million and $134.7 million outstanding under the Term A and Term B loan facilities, respectively, bearing interest at 6.00% and 6.75% for the Term A and Term B facilities, respectively.

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

         The company is in compliance with all aspects of the credit agreement, including all financial covenants as of September 30, 2001.

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

NOTE 7 - EARNINGS PER SHARE

         The effect of outstanding stock options on diluted weighted average shares outstanding was 428,644 and 598,636 shares for the three-month periods ending September 30, 2001 and 2000, respectively. Outstanding options to purchase 1,192,220 and 326,625 shares of common stock were excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2001 and 2000, respectively, because the effect of inclusion would have been antidilutive using the treasury stock method.

         The effect of outstanding stock options on diluted weighted average shares outstanding was 585,937 and 780,564 shares for the nine-month periods ending September 30, 2001 and 2000, respectively. Outstanding options to purchase 640,041 and 39,725 shares of common stock were excluded from the computation of diluted earnings per share for the nine-month periods ended September 30, 2001 and 2000, respectively, because the effect of inclusion would have been antidilutive using the treasury stock method.

NOTE 8 - INCOME TAXES

         Income taxes for the nine-month periods ended September 30, 2001 and 2000 have been provided at the expected annualized rate of 27.6% and 28.0%, respectively.

NOTE 9 - COMMODITY INSTRUMENTS

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

         The company utilizes the following types of derivative financial instruments: fixed forwards, cashless put and call option collars and financially settled forwards. For derivative instruments outstanding as of September 30, 2001, the company has designated the derivative as a hedge of a forecasted transaction ("cash flow" hedge). Currently, all derivatives have been assessed as highly effective cash-flow hedges of forecasted transactions. Changes in fair value of derivatives that are highly effective as hedges and that are designated and qualified as a cash-flow hedge are reported in other comprehensive income until the forecasted transactions occur.

         From time to time, the company may enter into cashless put and call option collars under which the company receives the difference between the put price and the market price only if the market price is below the put price and the company pays the difference between the call price and the market price only if the market price is above the call price. The company's put and call options are financially settled at maturity. Since the put/call instruments hedge forecasted transactions, they qualify for cash flow hedge accounting. They are considered to be highly effective since the intrinsic value of the put/call will offset the change in value associated with future production not subject to the long-term sales contract. For the nine-month period ended September 30, 2001, the company reclassified a realized loss of $2.4 million to reduce revenues and earnings for cashless put and call option collars that were recorded in accumulated other comprehensive loss at January 1, 2001. The company has no cashless put and call option collars outstanding at September 30, 2001.

         The company may enter into fixed forward contracts to sell metals at a future date and at a fixed price in order to reduce the risk associated with future metals prices for ounces produced in excess of the company's long-term sales contracts. These instruments are considered to be highly effective derivatives that will qualify for cash flow hedge accounting since they are an "all-in-one-hedge" instrument, meaning that all of the components (ounces, delivery date, and price) are fixed as part of the original commitment. The company has no fixed forward contracts outstanding at September 30, 2001.

         The company also enters into financially settled forwards. They differ from fixed forwards in that the net gain or loss is settled at maturity. The company uses the financially settled forwards as a mechanism to hedge the fluctuations in metal prices associated with future production not subject to the long-term sales contracts. The financially settled forwards qualify as a cash flow hedge and are considered to be highly effective, since the change in the value of the financially settled forward will offset changes in the expected future cash flows related to future production not subject to the long-term sales contracts. For the three- and nine-month periods ended September 30, 2001, the company reclassified a realized gain of $3.9 million and $2.8 million, respectively, to revenues and earnings from accumulated other comprehensive income for financially settled forwards.

         A summary of the company's derivative financial instruments as of September 30, 2001 is as follows.

                                                     Palladium        Sales            Platinum          Sales
                                                       Ounces         Price             Ounces           Price
                                                     ---------        -----            --------          -----
         2001      Financially settled forwards         5,000          $706             3,000             $575
         2002      Financially settled forwards        15,000          $700             3,000             $575

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

                                    PALLADIUM                                                 PLATINUM
                 --------------------------------------------------     -------------------------------------------------------
                    % of     Avg. Floor       % of     Avg. Ceiling         % of       Avg. Floor       % of      Avg. Ceiling
     Year        Production    Price      Production    Price           Production      Price       Production       Price
                 ----------- ----------   ----------- -------------     ------------- ------------- ------------- -------------
     2001              90%      $347          30%        $400              89%           $400          41%           $550
     2002             100%      $363          30%        $400              96%           $404          40%           $573
     2003             100%      $350          30%        $400              90%           $408          20%           $601
     2004             100%      $371          39%        $644              80%           $425          16%           $856
     2005             100%      $355          16%        $981              80%           $425          16%           $856
     2006              80%      $400          20%        $980              80%           $425          16%           $856
     2007              80%      $400          20%        $975              70%           $425          14%           $850
     2008              80%      $385          20%        $975              70%           $425          14%           $850
     2009              80%      $380          20%        $975              70%           $425          14%           $850
     2010              80%      $375          20%        $975              70%           $425          14%           $850

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS STILLWATER MINING COMPANY
KEY FACTORS
(Unaudited)

                                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                   ------------------   ----------------
                                                      2001   2000         2001   2000
                                                      ----   ----         ----   ----
STILLWATER MINE:

OUNCES PRODUCED (000)(1)
     Palladium                                          96     75          285    236
     Platinum                                           27     23           85     72
                                                      ----   ----         ----   ----
         Total                                         123     98          370    308

TONS MINED (000)                                       201    171          581    488

TONS MILLED (000)                                      201    152          588    470
MILL HEAD GRADE (OUNCE PER TON)                       0.65   0.69         0.68   0.70
TOTAL MILL RECOVERY (%)                                 91     90           90     91

SUB-GRADE TONS MILLED (000)                             30     29           73     73
SUB-GRADE MILL HEAD GRADE (OUNCE PER TON)             0.21   0.21         0.21   0.23

TOTAL TONS MILLED (000)                                231    181          661    543
COMBINED MILL HEAD GRADE (OUNCE PER TON)              0.59   0.61         0.62   0.63

OUNCES SOLD (000)(1)
     Palladium                                          80     74          292    226
     Platinum                                           26     19           84     71
                                                      ----   ----         ----   ----
         Total                                         106     93          376    297

AVERAGE REALIZED PRICE PER OUNCE(1)
     Palladium                                        $513   $559         $610   $518
     Platinum                                          474    473          516    460
     Combined(2)                                       504    542          589    505

AVERAGE MARKET PRICE PER OUNCE
     Palladium                                        $475   $732         $687   $641
     Platinum                                          481    577          559    528
     Combined(2)                                       477    696          657    614

(1) Effective January 1, 2000, the company changed its method of accounting for revenue recognition. The company now recognizes revenue as title passes to the customer. Ounces sold and average realized prices for the three- and nine-month periods ended September 30, 2000 have been restated accordingly. The differences in ounces produced and ounces sold are caused by the length of time required by the smelting and refining processes and the specified delivery dates under the long-term sales contracts. The differences between the realized prices and market prices occur due to contract pricing provisions and hedge positions.

(2) Stillwater Mining reports a combined average realized and market price of palladium and platinum at the same ratio as ounces are produced from the base metals refinery. The combined average realized price represents revenues of the company excluding contract discounts divided by ounces sold. The combined average market price represents the average London PM Fix for the actual months of the period.

STILLWATER MINING COMPANY
KEY FACTORS (CONTINUED)
(Unaudited)

                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                             SEPTEMBER 30,        SEPTEMBER 30,
                                          ------------------    -----------------
                                              2001   2000         2001    2000
                                              ----   ----         ----    ----
     STILLWATER MINE:

     PER TON MILLED(3)

     CASH OPERATING COSTS                      $128   $143         $126   $129
     Royalties and taxes                         13     23           21     20
                                               ----   ----         ----   ----
     TOTAL CASH COSTS                          $141   $166         $147   $149
     Depreciation and amortization               26     23           26     24
                                               ----   ----         ----   ----
     TOTAL PRODUCTION COSTS                    $167   $189         $173   $173
                                               ====   ====         ====   ====


     PER OUNCE PRODUCED(3)

     CASH OPERATING COSTS                      $239   $263         $225   $227
     Royalties and taxes                         25     43           38     36
                                               ----   ----         ----   ----
     TOTAL CASH COSTS                          $264   $306         $263   $263
     Depreciation and amortization               49     43           47     42
                                               ----   ----         ----   ----
     TOTAL PRODUCTION COSTS                    $313   $349         $310   $305
                                               ====   ====         ====   ====

(3) Income taxes, corporate general and administrative expense and interest income and expense are not included in either total cash costs or total production costs. Certain prior year amounts have been reclassified to conform with the current year presentation.

RECENT DEVELOPMENTS

         The market prices for PGMs have fallen significantly over the last few months and may continue to fall. The price for palladium, which had reached record high price levels of $1,115 per ounce in January has fallen sharply and is currently approximately $320 per ounce on October 23, 2001. The price for platinum has also fallen from $648 per ounce early in 2001 to approximately $426 per ounce on October 23, 2001.

         Because of the sharp drop in the price of PGMs, the company is reviewing whether its previously planned sources of financing will be sufficient to meet its capital requirements, including the completion of the East Boulder project on the previously announced schedule. The capital programs that have been recently pursued by the company depended on operating cash flow and bank financing premised on a more favorable palladium pricing environment than currently exists. In light of the drop in PGM prices, the company accelerated and expanded its ongoing optimization planning and review of operating options and funding requirements. This optimization review will consider the PGM market outlook, production, ore grade and tonnage, ounces to be produced and timing of the company's expansion program. The review will examine variations in production levels at both the Stillwater mine and the East Boulder mine. In the current price environment and considering the company's funding requirements, the company's previously announced production target of 1 million ounces per annum for 2003 may be deferred or a revised target established.

         The company has recently completed the initial East Boulder Mine plan. The plan is the result of several years of extensive work by the company and engineering consulting firms and is based on an average PGM price of $450 per ounce. The company expects to process an average of 1,300 tons of ore per day at an average grade 0.42 ounce per ton at the East Boulder Mine in 2002. The initial lower ore grade forecast is the result of development muck scheduled to be produced in the first half of the year as the mine ramps up to its daily design rate and grade. The monthly mining rate will be ramped up, as more production areas become available to mine. In 2003, the mine is forecast to ramp up to the design rate of 2,000 tons per day producing at an ore grade of 0.56 ounce per ton.

         Key data underlying the mine plan was derived from 132 drill holes in the vicinity of where the access tunnels pierced the reef ore zone and along 675 feet of the orebody strike length. This initial ore reserve work indicates that the orebody at East Boulder is more continuous yielding about 134 tons of ore per footwall lateral at an undiluted ore grade of 0.63 ounces per ton, compared to an average of 70 tons at the Stillwater Mine, at its average undiluted grade of 1.05 ounces per ton. The higher yield is due to less waste associated with the reef ore zone at East Boulder and should result in 70 ounces per foot of footwall lateral on average over the drilled area compared to 52 ounces per foot of footwall lateral on average at the Stillwater Mine.

         Since the initial 132 drill hole program, drilling has tested over 5,000 feet of the orebody with 603 drill holes. The average drillhole grade is
0.65 ounces per ton over a horizontal wall thickness of 7.1 feet. The recent work includes 170 drill holes along 2,000 feet of the west end of the footwall lateral that indicates the occurrence of a higher grade zone. Preliminary results based on the recently completed drill holes indicate the undiluted weighted averages of the grade in this area range from 0.71 to 0.78 ounce per ton.

         Palladium and platinum production from East Boulder is forecast between 150,000 to 176,000 ounces for 2002, 362,000 ounces for 2003 and 370,000 ounces for 2004. Cash operating costs before royalties and taxes over the three-year period, 2002 to 2004, are estimated to be approximately $297, $215, and $206 per ounce produced, respectively. On a cash operating cost per ton milled basis, costs are estimated to be $110, $102 and $99, respectively.

         Capital expenditures at the end of the third quarter of 2001 for the East Boulder Project were $238 million. Approximately $38 million is projected to be spent during the remainder of 2001, $81 million for 2002 and $11 million for 2003. Sustaining capital is projected to be $5 million for 2002, $11 million for 2003 and $13 million per year going forward.

         The results of the company's review and optimization plan of operations and funding needs due to the recent sharp decline in PGM prices may have an adverse effect on these projected results for the East Boulder Mine.

RESULTS OF OPERATIONS

Three months ended September 30, 2001 compared to three months ended September 30, 2000

         PGM Production. During the third quarter of 2001, the company produced approximately 96,000 ounces of palladium and approximately 27,000 ounces of platinum compared with production of approximately 75,000 ounces of palladium and 23,000 ounces of platinum in the third quarter of 2000. The increase was primarily due to a 28% increase in total tons milled at the Stillwater Mine in the third quarter of 2001 compared to the third quarter of 2000. The increase in tons milled is the result of additional mine production.

         Revenues. Revenues were $52.9 million for the third quarter of 2001 compared with $49.1 million for the third quarter of 2000, an increase of 8% and is primarily due to a 14% increase in ounces sold offset by a 7% decrease in realized PGM prices, compared to the same period in 2000.

         Palladium ounces sold from the Stillwater Mine increased to approximately 80,000 ounces in the third quarter of 2001 from approximately 74,000 ounces in the third quarter of 2000. Platinum ounces sold from the Stillwater Mine increased to approximately 26,000 ounces in the third quarter of 2001 from approximately 19,000 ounces in the third quarter of 2000.

         The company's combined average realized price per ounce of palladium and platinum sold in the third quarter of 2001 decreased 7% to $504 per ounce, compared to $542 per ounce in the third quarter of 2000. The combined average market price decreased 31% to $477 per ounce in the third quarter of 2001, compared to $696 per ounce in the third quarter of 2000. The company's average realized price per ounce of palladium was $513 in the third quarter of 2001, compared to $559 per ounce in the third quarter of 2000, while the average market price of palladium was $475 per ounce in the third quarter of 2001 compared to $732 per ounce in the third quarter of 2000. The company's average realized price per ounce of platinum was $474 in the third quarter of 2001, compared to $473 per ounce in the third quarter of 2000, while the average market price of platinum was $481 per ounce in the third quarter of 2001 compared to $577 per ounce in the third quarter of 2000.

         Costs and Expenses. Total cash costs per ounce produced at the Stillwater Mine for the quarter ended September 30, 2001 decreased $42 or 14% to $264 per ounce from $306 per ounce in the quarter ended September 30, 2000. Total production costs per ounce produced at the Stillwater Mine in the quarter ended September 30, 2001 decreased $36 or 10% to $313 per ounce from $349 per ounce in the quarter ended September 30, 2000. This decrease is primarily a result of lower royalties and taxes of $18 per ounce associated with lower metal prices, lower support services of $4 per ounce and lower mine operating costs of $20 per ounce, offset by higher non-cash costs of $6 per ounce relating to increased production and increased capital fixed assets. General and administrative expenses increased $3.6 million primarily as a result of $2.2 million of increased administrative support required to transition the company from a single site producer to a multi-location producer and $1.2 million related to consulting services. The company also incurred $1.7 million related to a settlement of a legal dispute with a terminated refining contract.

         Operating Income. The company reported operating income of $12.8 million for the quarter ended September 30, 2001, compared with operating income of $18.9 million for the quarter ended September 30, 2000. The lower operating income was mainly the result of lower realized prices, offset by increased quantities delivered to customers and increased general and administrative expenses.

         Net Income. The company reported net income of $10.3 million or $0.26 per diluted share for the third quarter of 2001 compared with net income of $13.9 million, or $0.36 per diluted share for the third quarter of 2000.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

         PGM Production. During the first nine months of 2001, the company produced approximately 285,000 ounces of palladium and approximately 85,000 ounces of platinum compared with production of approximately 236,000 ounces of palladium and 72,000 ounces of platinum in the first nine months of 2000. The increase was due to a 22% increase in total tons milled at the Stillwater Mine in the first nine months of 2001 compared to the first nine months of 2000. The increase in tons milled is the result of additional mine production.

         Revenues. Revenues were $218.1 million for the first nine months of 2001 compared with $146.6 million for the first nine months of 2000, an increase of 49% and were the result of a 17% increase in realized PGM prices and a 27% increase in ounces sold, compared to the same period in 2000.

         Palladium ounces sold from Stillwater Mine increased to approximately 292,000 ounces in the first nine months of 2001 from approximately 226,000 ounces in the first nine months of 2000. Platinum ounces sold from Stillwater Mine increased to approximately 84,000 ounces in the first nine months of 2001 from approximately 71,000 ounces in the first nine months of 2000.

         The company's combined average realized price per ounce of palladium and platinum sold in the first nine months of 2001 increased 17% to $589 per ounce, compared to $505 per ounce in the first nine months of 2000. The combined average market price rose 7% to $657 per ounce in the first nine months of 2001, compared with $614 per ounce in the first nine months of 2000. The company's average realized price per ounce of palladium was $610 in the first nine months of 2001, compared to $518 per ounce in the first nine months of 2000, while the average market price of palladium was $687 per ounce in the first nine months of 2001 compared to $641 per ounce in the first nine months of 2000. The company's average realized price per ounce of platinum was $516 in the first nine months of 2001, compared to $460 per ounce in the first nine months of 2000, while the average market price of platinum was $559 per ounce in the first nine months of 2001 compared to $528 per ounce in the first nine months of 2000.

         Costs and Expenses. Total cash costs per ounce produced at Stillwater Mine for the nine months ended September 30, 2001 were $263 per ounce and were comparable to the cash costs per ounce for the nine months ended September 30, 2000. The cash costs per ounce are comparable as a result of increased production that was offset by increased stope mining and mine overhead costs, compared to the same period in 2000. Total production costs per ounce produced at Stillwater Mine in the nine months ended September 30, 2001 increased $5, or 2% to $310 per ounce from $305 per ounce in the nine months ended September 30, 2000. This increase is due to an increase in non-cash costs of $5 per ounce relating to increased production and increased capital fixed assets. General and administrative expenses increased $9.8 million primarily as a result of $6.6 million of increased administrative support required to transition the company from a single site producer to a multi-location producer, $1.2 million related to consulting services and $1.7 million attributable to management realignment. The company also incurred $1.7 million related to a settlement of a legal dispute with a terminated refining contract.

         Operating Income. The company reported operating income of $82.5 million for the nine months ended September 30, 2001, compared with operating income of $60.8 million for the comparable period of 2000. The higher operating income was mainly the result of higher realized prices and increased quantities of metals delivered to customers offset by increased general and administrative expenses.

         Net Income Before Cumulative Effect of Accounting Change. In its first nine months of 2001, the company has provided for income taxes of $23.3 million or 27.6% of income before taxes compared to a provision of $17.3 million, or 28% of pretax income for the first nine months of 2000. The company reported net income before the cumulative effect of an accounting change of $61.0 million, or $1.55 per diluted share compared to $44.4 million, or $1.13 per diluted share in the first nine months of 2000.

         Cumulative Effect of Change in Accounting for Revenue Recognition. Effective January 1, 2000, the company changed its method of accounting for revenue recognition. Pursuant to the guidance in Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition for Financial Statements, the company now recognizes revenue as title passes to the customer. The change was implemented during the fourth quarter of 2000 and was treated as a change in accounting principle with the $6.4 million ($0.17 per basic and $0.16 per diluted share) cumulative effect of the change on retained earnings at the beginning of 2000 included in restated net income of the first nine months of 2000. See Note 3 to the financial statements attached for a description of new accounting standards applicable to the company.

         Net Income. The company reported net income of $61.0 million or $1.55 per diluted share for its first nine months of 2001 compared with net income of $38.0 million, or $0.97 per diluted share for the first nine months of 2000.

EAST BOULDER PROJECT

                                             THREE MONTHS ENDED  NINE MONTHS ENDED
                                                SEPTEMBER 30,      SEPTEMBER 30,
                                             ------------------ ------------------
                                               2001     2000       2001     2000
                                               ----     ----       ----     ----
EAST BOULDER PROJECT:

OUNCES PRODUCED (000)(1)
     Palladium                                     7       --          7       --
     Platinum                                      2       --          2       --
                                              ------   ------     ------   ------
         Total                                     9       --          9       --

DEVELOPMENT TONS MILLED (000)                     41       --         41       --
DEVELOPMENT MILL HEAD GRADE (OUNCE PER TON)     0.28       --       0.28       --
TOTAL MILL RECOVERY (%)                           83       --         83       --

(1) The ounces produced at the East Boulder Project were incidental and generated from development activities. Revenues generated from the ounces have been credited to capitalized mine development.

         During the third quarter of 2001 the East Boulder Project produced 7,000 ounces of palladium and 2,000 ounces of platinum. These ounces produced were incidental and generated from development activities. Revenues generated from the ounces have been credited to capitalized mine development.

         During 2001, the company expects to continue underground development, detailed engineering and commissioning of the concentrator and ancillary facilities at East Boulder. The East Boulder Project is expected to begin commercial production during 2002. However, new mining operations often experience unexpected problems during the development and start-up phases, which can result in substantial delays in reaching commercial production. The company currently estimates the cost of developing the project to enable it to commence initial production at approximately $370 million of which approximately $238 million has been spent as of September 30, 2001. Additional sustaining capital expenditures will be necessary to achieve and maintain the mine's initial design capacity of 2,000 tons of ore per day. This estimated cost and schedule may change based upon the results of the mine planning work to be completed during 2001 and the results of the company's recently initiated optimization review.

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

LIQUIDITY AND CAPITAL RESOURCES

         The company's working capital at September 30, 2001 was $35.1 million compared to a deficit of $15.0 million at December 31, 2000. The ratio of current assets to current liabilities was 1.5 at September 30, 2001, compared to
1.25 at December 31, 2000.

         Net cash provided by operations for the nine months ended September 30, 2001, was $92.3 million compared with $76.6 million for the comparable period of 2000, an increase of $15.7 million. The increase was primarily a result of increased net income of $23.0 million and an increase in non-cash expenses of $5.6 million offset by an increase in net operating assets and liabilities of $12.8 million, primarily due to an increase in accounts receivable of $20.0 million relating to the timing of cash receipts for delivery of metals sold to customers.

         A total of $156.3 million of cash was used in investing activities in the first nine months of 2001 compared to $151.4 million in the same period of 2000. The capital expenditures primarily relate to the development of the East Boulder Mine, the Stillwater Mine and the company's Columbus ancillary facilities.

         For the nine months ended September 30, 2001, cash provided by financing activities was $63.7 million compared to $84.3 million for the comparable period of 2000. The financing activities in the first nine months of 2001 were primarily attributed to new borrowings of $203 million under the company's $250 million Credit Facility partially offset by repayment of $125 million on the prior credit facility.

         As a result of the above, cash and cash equivalents decreased by $0.3 million for the first nine months of 2001 compared to an increase of $9.5 million for the comparable period of 2000.

         The company intends to utilize cash on hand and expected cash flows from operations, along with available borrowings under the existing $250 million Credit Facility to fund its operating and capital needs. At September 30, 2001 outstanding borrowings under the Credit Facility were $200 million. See Note 6 to the financial statements for a description of the company's Credit Facility. If PGM prices remain at or below current levels, the company may be required to raise additional capital from public or private securities markets or from other sources to complete its expansion plans on schedule or to fund general corporate purposes. The company can make no assurance that additional financing, if needed, will be available on terms favorable to the company or at all.

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

o        price volatility of PGMs;

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

         The market prices of PGMs have fallen significantly in the last few months and may continue to fall. The price for palladium, which had reached record high price levels of $1,115 per ounce in January has fallen sharply and is currently approximately $320 per ounce at October 23, 2001. The price for platinum has also fallen from $648 per ounce early in 2001 to approximately $426 per ounce at October 23, 2001. The economic contraction experienced in the United States and worldwide may lead to further reductions in market prices of PGMs, particularly if demand for PGMs falls in connection with reduced automobile and electronics production. In addition, the worldwide economy may be adversely affected by the September 2001 terrorist attacks and related hostilities. Any such economic downturn or continued drop in prices could adversely impact our results of operations and could impair our ability to complete our expansion plans. Because of the recent declines in the price of PGMs, the company has accelerated and expanded its ongoing optimization review to consider the PGM market outlook, production, ore grade and tonnage, ounces to be produced and timing of the company's expansion program. The review will examine variations in production levels at both the Stillwater mine and the East Boulder mine. In the current price environment and considering the company's funding requirements, the company's previously announced production target of 1 million ounces per annum for 2003 may be deferred or a revised target established.

         Economic and political events in Russia could also result in declining market prices. If Russia disposes of substantial amounts of platinum group metals from stockpiles or otherwise, the increased supply could reduce the market prices of palladium and platinum. Financial, economic, or political instability in Russia and economic problems could make Russian shipments difficult to predict and the risk of sales from stockpiles more significant. Volatility was evident during 1997 through 2000 when apparent tightness in the market for platinum group metals led to high prices for current delivery contracts and "backwardation," a condition in which delivery prices for metals in the near term are higher than delivery prices for metals to be delivered in the future. See "Business and Properties - Competition: Palladium and Platinum Market" in the company's annual report on Form 10-K for the year ended December 31, 2000 for further explanation of these factors.

         The company enters into hedging contracts from time to time in an effort to reduce the negative effect of price changes on the company's cash flow. These hedging activities typically consist of contracts that require the company to deliver specific quantities of metal, or to financially settle the obligation in the future at specific prices, the sale of call options and the purchase of put options. At October 23, 2001, the market prices for palladium and platinum were $320 and $426 per ounce, respectively. See Note 9 to the financial statements attached hereto for a discussion of the company's outstanding hedge obligations. Thus, while hedging transactions are intended to reduce the negative effects of price decreases, they may also prevent the company from benefiting from price increases. The company has entered into long-term sales contracts that provide a floor price for sales of a portion of the company's production. For additional discussion of the sales contracts, see
Note 9 to the financial statements attached hereto.

EXPANSION PLAN RISKS - ACHIEVEMENT OF THE COMPANY'S LONG-TERM GOALS IS SUBJECT TO SIGNIFICANT UNCERTAINTIES.

         The company's achievement of its long-term expansion goals depends upon its ability to obtain funding for its planned capital projects at Stillwater and East Boulder, increase and sustain production at the Stillwater Mine and its related facilities and its ability to develop and bring into production the East Boulder Project. Each of these tasks will require the company to construct mine and processing facilities and to commence and maintain production within budgeted levels. Although the company believes its goals and estimates are based upon reasonable assumptions, the company has previously and may need to further revise its plans and cost estimates for the Stillwater Mine and East Boulder Project as the projects progress. Because of the recent declines in the price of PGMs, the company is reviewing whether its previously planned sources of financing will be sufficient to meet its capital requirements, including the completion of its expansion plan on the previously announced schedule. The capital programs that have been recently pursued by the company depended on operating cash flow and bank financing premised on a more favorable PGM pricing environment than currently exists. In light of the drop in PGM prices, the company has accelerated and expanded its ongoing optimization review to consider the PGM market outlook, production, ore grade and tonnage, ounces to be produced and timing of the company's expansion program. The company's expansion plans may be adversely affected by the results of the optimization review. See "Business and Properties
- Current Operations - East Boulder Project" and "Business and Properties - Expansion Plans" in the company's annual report on Form 10-K for the year ended December 31, 2000 for further discussion of the company's expansion plans. Among the major risks to successful completion of the Expansion Plan are:

o        availability of sufficient funding;

o        volatility in PGM market prices;

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

         During 2001, the company expects to continue underground development, detailed engineering and commissioning of the concentrator and ancillary facilities at East Boulder. The East Boulder Project is expected to begin commercial production during 2002. However, new mining operations often experience unexpected problems during the development and start-up phases, which can result in substantial delays in reaching commercial production. The company currently estimates the cost of developing the project to enable it to commence initial production at approximately $370 million of which approximately $238 million has been spent as of September 30, 2001. Additional sustaining capital expenditures will be necessary to achieve and maintain the mine's initial design capacity of 2,000 tons of ore per day. This estimated cost and schedule may change based upon the results of the mine planning work to be completed during 2001 and the company's review and optimization plan.

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

         The company's agreement with the syndicate of financial institutions provides a credit facility that is being used to finance a portion of the expansion plan and contains certain covenants relating to the accomplishment of certain production objectives, capital cost and financial targets. Should market prices of PGMs continue to decline, the company may not be able to comply with the debt covenants in its credit facility. In the event the company was not able to comply with the debt covenants, the company would seek to amend the existing facility or to seek alternative financing. See Note 6 to the financial statements attached hereto for a discussion of the company's credit facility.

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

         During 1998, the company entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation, each of whom represent more than 10% of the company's revenues. The 1998 contracts applied to the company's production over the five-year period from January 1999 through December 2003. Under the original contracts, the company committed between 90% to 100% of its palladium production and 20% of its platinum production. Metal sales were priced at a discount to market. The remaining production is not committed under these contracts and remains available for sale at prevailing market prices.

         In November 2000 and March 2001, the company renegotiated certain of its long-term sales contracts. The new arrangements establish higher floor and ceiling prices on a portion of the current contracts, extend the term of the contracts through 2010 with new floors and ceilings and increase the amount of platinum committed. See Note 9 to the financial statements attached hereto for additional information about sales contracts.

         The company, therefore, is subject to the customers' compliance with the terms of the contracts, their ability to terminate or suspend the contracts and the customers' willingness and ability to pay. The loss of any of these customers could have a material adverse effect on the company. In the event the company becomes involved in a disagreement with one or more of its customers, their compliance with these contracts may be at risk. For example, the company has negotiated floor prices that are well above historical low prices for palladium and platinum. In the event of a substantial decline in the market price of palladium or platinum, one or more of these customers could seek to renegotiate the prices or fail to honor the contracts. In such an event, the company's expansion plans could be threatened. In addition, under the company's syndicated credit facility, a default or modification of the sales contracts could prohibit additional loans or require the repayment of outstanding loans. Although the company believes it has adequate legal remedies if a customer fails to perform, termination or breach could have a material adverse effect on the company's expansion plans and results of operations. The contracts are designed to limit the downside risk of metal prices at the risk of foregoing a portion of upside price potential should market prices exceed the price ceilings. During the first nine months of 2001, the price ceilings reduced the average price realized by $82 per ounce as compared to the average PGM market price for the same period. See Note 9 to the financial statements attached hereto for additional information about the sales contracts.

SUBSTITUTION OF MATERIALS - USERS OF PGM'S MAY SUBSTITUTE OTHER MATERIALS FOR PALLADIUM AND PLATINUM.

         Users of PGMs may substitute other materials for palladium and platinum. The automobile, electronics and dental industries are the three largest sources of palladium demand. In response to supply questions and high market prices for palladium, some automobile manufacturers may seek alternatives to palladium and may reduce their PGM purchases. Recently, a representative of one automobile manufacturer indicated that such manufacturer would seek to reduce PGM loading quantities per vehicle by up to 30% over the next 12 to 18 months as engineers continue to design more efficient exhaust systems. There has been some substitution of other metals for palladium in electronics and dental applications. Substitution in all of these industries may increase significantly if the PGM market prices rise or if supply becomes unreliable. Significant substitution for any reason could result in a material PGM price decrease, which could have a material adverse effect on the company's business, financial condition and results of operations.

LIMITED AVAILABILITY OF ADDITIONAL MINING PERSONNEL AND UNCERTAINTY OF LABOR RELATIONS - OUR OPERATIONS DEPEND SIGNIFICANTLY UPON THE AVAILABILITY OF QUALIFIED MINERS, AND IF WE ARE NOT ABLE TO ATTRACT AND RETAIN THESE MINERS, OUR PRODUCTION TARGETS MAY NOT BE MET.

         The operations of the company depend significantly on the availability of qualified miners. Historically, the company has experienced high turnover with respect to its miners. In addition, the company must compete for individuals skilled in the operation and development of mining properties. The number of such persons is limited, and significant competition exists to obtain their skills. The company cannot be certain that it will be able to maintain an adequate supply of miners and other personnel or that the company's labor expenses will not increase as a result of a shortage in supply of such workers. The company currently employs 444 miners and expects to require an additional 252 miners within the next five years. Failure to maintain an adequate supply of miners could adversely effect the company's expansion plans and results of operations. The company currently has approximately 1,630 employees, about 1,009 of whom are covered by a collective bargaining agreement with PACE Local 8-001, expiring June 30, 2004. The company expects to employ approximately 1,800 persons by the end of second quarter 2002. In the event the company's employees were to engage in a strike or other work stoppage, the company could experience a significant disruption of its operations and higher ongoing labor costs, which could have a material adverse effect on the company's business, financial condition and results of operations.

AVAILABILITY OF ELECTRICITY - IF WE ARE UNABLE TO NEGOTIATE SATISFACTORY LONG-TERM CONTRACTS FOR ELECTRICAL ENERGY, WE COULD EXPERIENCE A SIGNIFICANT INCREASE IN OPERATING COSTS OR PRODUCTION DISRUPTION.

         The company uses significant amounts of electrical energy at its operations and energy prices have recently been very volatile. The total cost of electricity in 2000 for the Stillwater Mine, the East Boulder Project and at the smelter/refinery complex was $6.5 million. The company purchases energy at regulated rates from Montana Power for the Stillwater Mine and the smelter/refinery and purchases energy from Park Electric Cooperative Inc. under a long-term contract for the East Boulder Project. Park Electric receives the bulk of its energy supply under long-term contracts from Bonneville Power at an average cost to Stillwater Mining of $0.026 per kWh. Actual total energy costs at the mine site are a function of power factors, transmission and distribution costs and administrative costs and will average $0.047 per kWh in 2001. Energy purchased from Montana Power is covered by regulated rates through June 30, 2002. The energy portion of the rate will average $0.028 per kWh for 2001 and the total rate, including transmission and distribution, etc., will average $0.037 per kWh. The requirement for the company to move to deregulated supply is currently June 2005; however, regulated rates have not been set beyond June 2002. Should the company be required to move to market prices or be unable to negotiate satisfactory long-term contracts for electrical energy, it could experience a significant increase in operating costs or production disruptions.

MINING RISKS AND POTENTIAL INADEQUACY OF INSURANCE COVERAGE - OUR BUSINESS IS SUBJECT TO SIGNIFICANT RISKS THAT MAY NOT BE COVERED BY INSURANCE.

         Underground mining and the company's milling, smelting and refining operations involve a number of risks and hazards, including unusual and unexpected rock formations, ground or slope failures, cave-ins and other mining or ground-related problems, environmental hazards, industrial accidents, labor disputes, metallurgical and other processing, smelting or refining problems, flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of God, mechanical equipment and facility performance problems and the availability of materials and equipment. Such risks could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. Fatalities have occurred at the company's mine since operations began in 1986. During the first nine months of 2001, the company experienced three fatalities at the Stillwater Mine. Industrial accidents could have a material adverse effect on the company's business and operations. Although the company believes that it maintains insurance within ranges of coverage consistent with industry practice, it cannot be certain that this insurance will cover the risks associated with mining or that the company will be able to maintain insurance to cover these risks at economically feasible premiums. The company might also become subject to liability for pollution or other hazards which it cannot insure against or which it may elect not to insure against because of premium costs or other reasons. Losses from such events could have a material adverse effect on the company.

DIFFICULTY OF ESTIMATING RESERVES ACCURATELY - RESERVES ARE VERY DIFFICULT TO ESTIMATE AND RESERVE ESTIMATES MAY REQUIRE ADJUSTMENT IN THE FUTURE; CHANGES IN ORE GRADES COULD MATERIALLY IMPACT OUR PRODUCTION.

         While the company's 2000 ore reserves have been reviewed by independent consultants, the ore reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from limited drilling, which may prove unreliable. Reserve estimates are expressions of judgment based on knowledge, experience and industry practice. Although the company believes its estimated ore reserves are well established, it cannot be certain that its estimated ore reserves are accurate, and future production experience could differ materially from such estimates. Should the company encounter mineralization or formations at any of its mines or projects different from those predicted by drilling, sampling and similar examinations, reserve estimates may have to be adjusted and mining plans may have to be altered in a way that might adversely affect the company's operations. Significant additional declines in the market prices of platinum group metals may render the mining of some or all of the company's ore reserves uneconomic. The grade of ore may vary significantly from time to time and between the Stillwater Mine and the East Boulder Mine, as well as with any operation. The company cannot give any assurances that any particular level of metal may be recovered from the ore reserves. Moreover, short-term factors relating to the ore reserves, such as the need for additional development of the orebody or the processing of new or different grades, may impair the profitability of the company in any particular accounting period.

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

         The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts apply to the portions of the company's production over the period through December 2010 and provide for a floor and ceiling price structure. See Note 9 to the financial statements attached hereto for additional information about sales contracts.

As of September 30, 2001, the company had sold forward 5,000 ounces of palladium for delivery in 2001 at an average price of $706 per ounce and 15,000 ounces of palladium for delivery in 2002 at an average price of $700 per ounce. In addition, the company had sold forward 3,000 and 3,000 ounces of platinum for delivery in 2001 and 2002, respectively, at an average price of $575 per ounce. Under a financially settled forward, at each settlement date, the company receives the difference between the forward price and the market price if the market price is below the forward price and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company's financially settled forwards are settled at maturity. The company's financially settled forwards had a deferred pre-tax gain of approximately $14.3 million at September 30, 2001.

INTEREST RATE RISK

         At the present time, the company has no financial instruments in place to manage the impact of changes in interest rates. Therefore, the company is exposed to changes in interest rates on the portion of its credit facility which carries a variable interest rate based upon LIBOR. At September 30, 2001, no amounts were outstanding under the revolving credit portion of the facility. The credit facility provides for a $65 million five-year term loan facility (Term
A), a $135 million seven-year term loan facility (Term B) and a $50 million revolving credit facility. The final maturity of the Term A and revolving credit facility is December 30, 2005, while the Term B facility final maturity date is December 31, 2007. As of September 30, 2001, the company had $65.0 million and $134.7 million outstanding under the Term A and Term B loan facilities, respectively, bearing interest at 6.00% and 6.75% for the Term A and Term B facilities, respectively.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              10.1 Employment agreement between Francis R. McAllister and the
                   Company dated July 23, 2001.

              10.2 Employment agreement between Harry C. Smith and the Company dated July 23, 2001.

              10.3 Employment agreement between James A. Sabala and the Company dated July 23, 2001.

              10.4 Employment agreement between Ronald W. Clayton and the
                   Company dated July 23, 2001.

              10.5 Employment agreement between Robert M. Taylor and the Company dated July 23, 2001.

         (b)  Reports on Form 8-K:
              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         STILLWATER MINING COMPANY
                                               (Registrant)



Date:    October 26, 2001               By: /s/ FRANCIS R. MCALLISTER
                                            ------------------------------------
                                            Francis R. McAllister
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)



Date:    October 26, 2001               By: /s/ JAMES A. SABALA
                                            ------------------------------------
                                            James A. Sabala
                                            Vice President and Chief Financial
                                              Officer
                                            (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.1          Employment agreement between Francis R. McAllister and the
               Company dated July 23, 2001.

 10.2          Employment agreement between Harry C. Smith and the Company dated
               July 23, 2001.

 10.3 Employment agreement between James A. Sabala and the Company dated July 23, 2001.

 10.4 Employment agreement between Ronald W. Clayton and the Company dated July 23, 2001.

 10.5 Employment agreement between Robert M. Taylor and the Company dated July 23, 2001.