Form 10-Q/A
period 2001-09-30
STILLWATER MINING CO /DE/
filed 2001-11-14
CIK 931948

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

                         Commission file number 0-25090
                                                -------

                            STILLWATER MINING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       81-0480654
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        737 Palladium Place
         Columbus, Montana                                   59019
----------------------------------------                   ----------
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

                            STILLWATER MINING COMPANY

                                   FORM 10-Q/A

                        QUARTER ENDED September 30, 2001

                                      INDEX

     This amendment to our Form 10-Q filed on October 26, 2001 is being filed solely for the purpose of filing our (i) Restated Certificate of Incorporation, dated December 21, 1994, (ii) three amendments thereto, dated December 21, 1994, June 29, 1999 and July 13, 2000, respectively, (iii) Certificate of Designation, dated November 15, 1995 and (iii) Amended and Restated Bylaws, as adopted April 19, 2001, each of which was inadvertently omitted in prior filings.

                                                                                                      PAGE
                                                                                                      ----

PART II - OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K .................................................        3

SIGNATURES .....................................................................................        4

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1 Restated Certificate of Incorporation of the Registrant, dated December 21, 1994.

3.2 Certificate of Amendment of the Registrant's Restated Certificate of Incorporation, dated December 21, 1994.

3.3 Certificate of Designation of the Registrant's Amended and Restated Certificate of Incorporation, dated November 15, 1995.

3.4 Certificate of Amendment of the Registrant's Amended and Restated Certificate of Incorporation, dated June 29, 1999.

3.5 Certificate of Amendment of the Registrant's Amended and Restated Certificate of Incorporation, dated July 13, 2000.

3.6  Amended and Restated Bylaws of the Registrant, as adopted April 19, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                STILLWATER MINING COMPANY
                                      (Registrant)

Date: November 14, 2001         By: /s/ Francis R.McAllister
                                    ------------------------------------------
                                    Francis R. McAllister
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)

Date: November 14, 2001         By: /s/ James A. Sabala
                                    ------------------------------------------
                                    James A. Sabala
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

 3.1        Restated Certificate of Incorporation of the Registrant, dated
            December 21, 1994.

 3.2        Certificate of Amendment of the Registrant's Restated Certificate of
            Incorporation, dated December 21, 1994.

 3.3        Certificate of Designation of the Registrant's Amended and Restated
            Certificate of Incorporation, dated November 15, 1995.

 3.4        Certificate of Amendment of the Registrant's Amended and Restated
            Certificate of Incorporation, dated June 29, 1999.

 3.5        Certificate of Amendment of the Registrant's Amended and Restated
            Certificate of Incorporation, dated July 13, 2000.

 3.6        Amended and Restated Bylaws of the Registrant, as adopted April 19,
            2001.