Form 10-K405
period 2001-12-31
STILLWATER MINING CO /DE/
filed 2002-04-01
CIK 931948

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

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

                  536 EAST PIKE AVENUE, COLUMBUS, MONTANA 59019
              (Address of principal executive offices and zip code)

                                 (406) 322-8700
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:



                                                      NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                          ON WHICH REGISTERED
    -------------------------------                ---------------------------
     Common stock, $.01 par value                  The New York Stock Exchange
    Preferred Stock Purchase Rights                The New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2002, assuming a price of $17.95 per share, the closing sale price on the New York Stock Exchange, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates was approximately $773.2 million.

As of March 1, 2002, the company had outstanding 43,073,333 shares of common stock, $.01 par value.

Documents Incorporated by Reference: Part III, Items 10, 11, 12 and 13 incorporate by reference certain specifically identified portions of Stillwater Mining Company's Proxy Statement for the registrant's 2002 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS


GLOSSARY................................................................................................................ 3

                                                          PART I

ITEMS 1 AND 2        BUSINESS AND PROPERTIES............................................................................ 7

ITEM 3               LEGAL PROCEEDINGS..................................................................................29

ITEM 4               SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS............................................................................................29

                                                          PART II

ITEM 5               MARKET FOR REGISTRANT'S COMMON EQUITY
                     AND RELATED STOCKHOLDER MATTERS....................................................................30

ITEM 6               SELECTED FINANCIAL AND OPERATING DATA..............................................................31

ITEM 7               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................................34

ITEM 7A              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................41

ITEM 8               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................42

ITEM 9               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE................................................................70

                                                         PART III

ITEM 10              DIRECTORS AND EXECUTIVE OFFICERS OF THE
                     REGISTRANT.........................................................................................70

ITEM 11              EXECUTIVE COMPENSATION.............................................................................70

ITEM 12              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT.....................................................................................70

ITEM 13              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................70

                                                          PART IV

ITEM 14              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                     REPORTS ON FORM 8-K................................................................................71

                        GLOSSARY OF SELECTED MINING TERMS

         The following is a glossary of selected mining terms used in the Form 10-K that may be technical in nature:

Adit.....................................   A horizontal tunnel or drive, open to the surface at one end, which is used as an entrance to a mine.

Anorthosite..............................   Igneous rock composed almost wholly of the mineral plagioclase feldspar.

Assay....................................   The analysis of the proportions of metals in ore, or the testing of an ore or mineral for composition, purity, weight, or other properties of commercial interest.

Autocatalysts............................   The catalytic converter used in an automobile's exhaust and pollution control system.

Close-spaced drilling....................   The drilling of holes designed to extract representative samples of rock in a target area.

Concentrate..............................   A mineral processing product that generally describes the material that is produced after crushing and grinding ore and then effecting significant separation of gangue (waste) minerals from the metal and/or metal minerals, discarding the waste and minor amounts of metal and/or metal minerals leaving a "concentrate" of metal and/or metal minerals with a consequent order of magnitude higher content of metal and/or metal minerals than the beginning ore material.

Crystallize..............................   Process by which matter becomes crystalline (solid) from a gaseous, fluid or dispersed state.  The separation, usually from a liquid phase on cooling, of a solid crystalline phase.

Cut-off grade............................   Determined by the following formula parameters: estimates over the relevant period of mining costs, ore treatment costs, general and administrative costs, refining costs, royalty expenses, process and refining recovery rates and PGM prices.

Dilution.................................   An estimate of the amount of waste or low-grade mineralized rock which will be mined with the ore as part of normal mining practices in extracting an ore body.

Drift....................................   A major horizontal access tunnel used for the transportation of ore or waste.

Ductility................................   Property of solid material that undergoes more or less plastic deformation before it ruptures.  The ability of a material to deform plastically without fracturing.

Fault....................................   A fracture or a zone of fractures along which there has been displacement of the sides relative to one another parallel to the fracture.

Filter cake..............................   The PGM-bearing product that is shipped from the refinery for the next step in the refining process.

Footwall.................................   The underlying side of a fault, ore body, or mine working; especially the wall rock beneath an inclined vein, fault, or reef.

Gabbro...................................   A group of dark-colored igneous rocks composed primarily of the minerals plagioclase feldspar and clinopyroxene, with minor orthopyroxene.

Grade....................................   The average assay of a ton of ore, reflecting metal content. With precious metals, grade is expressed as troy ounces per ton of rock.

Lenticular-shaped........................   Resembling in shape the cross section of a double-convex lens.

Lode claims..............................   Claiming the mineral rights along a lode (vein) structure of mineralized material on Federal land; typically lode claims are 1,500 feet in length along the trend of the mineralized material, the claim width typically being 600 feet wide.

Mafic rocks..............................   Igneous rocks composed chiefly of dark, ferromagnesian minerals in addition to lighter-colored feldspars.

Matrix...................................   The finer-grained material between the larger particles of a rock or the material surrounding mineral particles.

Mill.....................................   A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to effect recovery of the pure metal.  Term used interchangeably with concentrator.

Millsite claims..........................   Claiming of Federal land for millsite purposes or other operations connected with mining lode claims.  Used for nonmineralized land not necessarily contiguous with the vein or lode.

Mineral benefication.....................   A treatment process separating the valuable minerals from the host material.

Mineralization...........................   The concentration of metals and their compounds in rocks, and the processes involved therein.

Mineralized material.....................   A mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals.  Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

Net smelter royalty......................   A share of revenue paid by the Company to the owner of a royalty
                                            interest.   At Stillwater, the royalty is calculated as a percentage
                                            of the revenue received by the Company after deducting treatment, refining and transportation charges paid to third parties, and certain other costs incurred by Stillwater in connection with processing the concentrate at the Columbus smelter.

Norite...................................   Coarse-grained igneous rock composed of the minerals plagioclase feldspar and orthopyroxene.

Ore......................................   That part of a mineral deposit which could be economically and legally extracted or produced at the time of reserve determination.

Outcrop..................................   The part of a rock formation that appears at the earth's surfaces, often protruding above the surrounding ground.

PGM......................................   The platinum group metals collectively and in any combination of platinum, palladium, rhodium, ruthenium, osmium, and iridium.
                                            Reference to PGM grades for the company's operations mean measured quantities of palladium and platinum only.

PGM rich matte...........................   Matte is an intermediate product of smelting; an impure metallic sulfide mixture made by melting sulfide ore concentrates.  PGM rich matte is a matte with an elevated level of platinum group metals.

Probable (indicated) reserves............   Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less

                                            adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Proven (measured) reserves...............   Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Recovery.................................   The percentage of contained metal extracted from ore in the course of processing such ore.

Reef.....................................   A layer precipitated within the Stillwater Layered Igneous Complex enriched in platinum group metal-bearing minerals, chalcopyrite, pyrrhotite, pentlandite, and other sulfide materials.  The J-M Reef, which the company mines, occurs at a regular stratigraphic position within the Stillwater Complex.  Note:  this use of "reef" is uncommon and originated in South Africa where it is used to describe the
                                            PGM-bearing Merensky, UG2, and other similar layers in the Bushveld
                                            Complex.

Refining.................................   The final stage of metal production in which residual impurities are removed from the metal.

Reserves.................................   That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve
                                            determination.

Shaft....................................   A vertical or steeply inclined excavation for the purposes of opening and servicing an underground mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

Silica oxide rich slag...................   Slag is a nonmetallic product resulting from the mutual dissolution of flux and nonmetallic impurities in smelting.  A silica rich is a smelting slag that has a high level of silica in it.

Sill.....................................   (1) With respect to a mine opening, the base or floor of the excavated area (stope); (2) With respect to intrusive rock, a tabular intrusive unit that is conformable with surrounding rock layers.

Smelting.................................   Heating ore or concentrate material with suitable flux materials at high temperatures creating a fusion of these materials to produce a melt consisting of two layers with a slag of the flux and gangue
                                            (waste) minerals on top and molten impure metals below. This generally produces an unfinished product (matte) requiring refining.

Stope....................................   An underground excavation from which ore is being extracted.

Strike...................................   The course or bearing of a vein or a layer of rock.

Tailings.................................   That portion of the ore that remains after the valuable minerals have been extracted.

Troy ounce...............................   A unit measure used in the precious metals industry.  A Troy ounce is equal to 31.10 grams.  The amounts of palladium and platinum produced and/or sold by the Company are reported in troy ounces.

Ultramafic rocks.........................   Igneous rocks composed chiefly of dark, ferromagnesian minerals in the absence of significant lighter-colored feldspars.

Vein.....................................   A mineralized zone having regular development in length, width and depth that clearly separates it from neighboring rock.

Wall rock................................   The rock adjacent to, enclosing, or including a vein, layer, or dissemination of ore minerals.

                                     PART I

                                  ITEMS 1 AND 2
                             BUSINESS AND PROPERTIES

                        INTRODUCTION AND 2001 HIGHLIGHTS

         Stillwater Mining Company is engaged in the development, extraction, processing and refining of palladium, platinum and associated metals (platinum group metals or PGMs) from a geological formation in southern Montana known as the J-M Reef. The J-M Reef is the only known significant source of platinum group metals inside the United States and one of the significant resources outside South Africa and Russia. Associated byproduct metals of PGMs include rhodium, gold, silver, nickel and copper. The J-M Reef is an extensive mineralized zone containing PGMs which has been traced over a strike length of approximately 28 miles. The company conducts its current mining operations at the Stillwater Mine near Nye, Montana and at the East Boulder Mine near Big Timber, Montana. Both mines are located on the J-M Reef. In addition, the company operates a smelter and refinery at Columbus, Montana.

         PGMs are rare precious metals with unique physical properties that are used in diverse industrial applications and in the jewelry industry. The largest use for PGMs is in the automotive industry for the production of catalysts that reduce automobile emissions. Palladium is also used in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices, as well as dental applications. Platinum's largest use is for jewelry. Industrial uses for platinum, in addition to catalysts, include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasolines and fuel cells.

         At December 31, 2001, the company had proven and probable reserves of approximately 45.5 million tons of ore with an average grade of 0.61 ounce of PGMs per ton containing approximately 28 million ounces of palladium and platinum in a ratio of approximately 3.5 parts palladium to one part platinum. See "Business and Properties - PGM Ore Reserves".

         The company is engaged in discussions with the Securities and Exchange Commission concerning its methodology for calculating its probable ore reserves. Proven reserves are not affected by this issue. The issue arose in connection with the SEC's review of the company's "shelf" registration statement, which was filed in December 2001. The SEC has informed the company that it believes the company's reserve methodology should be revised to better conform to the SEC's interpretation of industry standards. Since the company went public in 1994, it has consistently used the same reserve estimation methodology and believes that it has demonstrated the ability to convert probable reserves into proven reserves and proven reserves into revenue ounces, which supports its methodology. Since 1994, the company's ore reserves have been reviewed by Behre Dolbear & Company, independent consultants, who are experts in mining, geology and ore reserve determination. In addition, Behre Dolbear & Company has retained an additional independent consultant who has confirmed its opinion and ore reserve estimation methodology. The company and its independent consultants continue to believe that its methodology is appropriate. The company intends to defend its position on reserve methodology and will pursue all avenues of appeal. There can be no assurance as to the outcome of this issue and it is not possible to quantify the amount of any potential adjustment, if any, in the Company's reported probable reserves until the matter is resolved.

         The company's depreciation and amortization expense and the carrying amounts of its property, plant and equipment included in its audited financial statements for the year ended December 31, 2001 are dependent upon the company's ore reserve estimates. If the company is required to revise these estimates, it may result in a reduction to net income reported for the year 2001 and possibly for prior years. While the company is in compliance with its credit facility, an adverse decision with respect to the company's reserve methodology could cause events of default under its credit facility. For further discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition - Method of Calculating Probable Reserves" and "Business and Properties - Risk Factors - Method of Calculating Probable Reserves - We are engaged in a discussion with the SEC concerning our method for calculating probable reserves."

Highlights of the year 2001 included:

o Revenues increased 23% to $277.4 million in 2001, primarily as a result of higher production levels and record PGM prices, and the company reported net income of $65.8 million in 2001 compared to a net income of $61.5 million in 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 2001 Compared to Year Ended December 31, 2000".

o During 2001, the company continued to implement a plan designed to increase PGM production. In 2001, the company produced a total of 504,000 ounces of palladium and platinum, excluding 22,000 ounces recovered from construction and development activities at the East Boulder Mine, compared to 430,000 ounces in 2000. The company expects to produce approximately 740,000 ounces in 2002 as the East Boulder Mine is placed into commercial production.

o The total cash costs per PGM ounce were $264 in 2001 and were comparable to 2000 cash costs per ounce. The cash costs per ounce are comparable as a result of increased production and lower royalties and taxes associated with lower metal prices, offset by increased mine overhead and decreased byproduct credits.

o        Amendment of a $250 million credit facility in 2001.

o In November 2001, the company announced an optimization plan for its business to respond to lower PGM prices stemming from the events of September 11, 2001. Pursuant to this plan, the mining rate at the Stillwater Mine, previously targeted at 3,000 tons of ore per day, will be held at 2,500 tons of ore per day and the East Boulder Mine will be placed into commercial production at an initial rate of 1,000 tons of ore per day rather than the previous design rate of 2,000 tons of ore per day.

         For a discussion of risks associated with the company's business, please read "Business and Properties--Current Operations", and "--Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                             HISTORY OF THE COMPANY

         Palladium and platinum were discovered in the J-M Reef by Johns Manville Corporation ("Manville") geologists in the early 1970s. In 1979, a Manville subsidiary entered into a partnership agreement with Chevron U.S.A. Inc. ("Chevron") to develop PGMs discovered in the J-M Reef. Manville and Chevron explored and developed the Stillwater property and commenced underground mining in 1986.

         The company was incorporated in 1992 and on October 1, 1993, Chevron and Manville transferred substantially all assets, liabilities and operations at Stillwater to the company, with Chevron and Manville each receiving a 50% ownership interest in the company's stock. In September 1994, the company redeemed Chevron's entire 50% ownership. The company completed an initial public offering in December 1994, and Manville sold a portion of its shares through the offering reducing its ownership percentage to approximately 27%. In August 1995, Manville sold its remaining ownership interest in the company to institutional investors. The company's common stock is publicly traded on the New York Stock Exchange under the symbol "SWC."

                             GEOLOGY OF THE J-M REEF

          The Stillwater Complex, which hosts the J-M Reef ore deposit, is located in the Beartooth Mountains in south central Montana. It is situated along the northern edge of the Beartooth Uplift and Plateau, which rise to elevations in excess of 10,000 feet above seal level. The plateau, and Stillwater Complex have been deeply incised by the major drainages and tributaries of the Stillwater and Boulder Rivers down to elevations at the valley floor of approximately 5,000 feet.

         Geologically, the Stillwater Layered Complex is composed of a succession of ultramafic to mafic rocks derived from a large complex magma body emplaced deep in the Earth's crust an estimated 2.7 billion years ago. The molten mass was sufficiently large and fluid at the time of emplacement to allow its chemical constituents to crystallize slowly and sequentially, with the heavier mafic minerals settling more rapidly toward the base of the cooling complex. The lighter, more siliceous suites crystallized relatively slower and also settled into layered successions of norite, gabbroic and anorthosite suites. This systematic process resulted in mineral segregations being deposited into extensive and uniform layers of varied mineral concentrations.

         The uniquely PGM-enriched J-M Reef and its characteristic host rock package represent one such layered sequence. The geosciences community believes that the PGM-enriched suite and other minerals characterizing the J-M Reef, accumulated at the same time and by the same mechanisms of formation as the rocks enclosing them. Over time, the orientation of a portion of the original horizontal reef and layered igneous complex was tilted upward at angles 50 to 90 degrees to the north. The upper portion and exposed edge of the reef complex were eroded forming the lenticular-shaped surface exposure of the Stillwater Complex and J-M Reef package evident today.

         The J-M Reef package has been traced, at its predictable geologic position and with unusual gross uniformity over considerable distances within the Stillwater Complex. The surface outcrops of the reef have been examined, mapped and sampled for approximately 28 miles along its east-southeasterly course and over a natural topographic expression of over 7,600 feet vertically. That uncommon predictability of the J-M Reef has been further confirmed in subsurface mine workings of the Stillwater and East Boulder Mines and by over 19,000 drill hole penetrations.

         The PGMs in the J-M Reef consist primarily of palladium, platinum and a minor amount of rhodium. The reef also contains approximately 3 volume-percent sulfides of iron, copper and nickel, and trace amounts of gold and silver. Five-year production figures from the company's mining operations on the J-M Reef are summarized in Part II, Item 6, "Selected Financial and Operating Data".

                                ORE RESERVES (1)

         The company's proven and probable palladium and platinum ore reserves as of December 31, 2001 and 2000 are set forth below and were 45,475,000 tons and 35,559,000 tons, respectively, with an average grade of 0.61 ounce per ton and 0.71 ounce per ton, respectively. Proven and probable reserves give effect to an average mining dilution of 10% at zero grade based on actual mining experience. The reserves assume a combined palladium and platinum price of $305 per ounce. For purposes of reserve estimation, values for minor byproducts (nickel, copper, gold, silver, and rhodium) are not taken into account. For a discussion of the Company's communications with the SEC concerning its methodology for calculating its probable reserves, see "Business and Properties
- Introduction and 2001 Highlights" and "Business and Properties - Risk Factors
- Method of Calculating Probable Reserves - We are engaged in discussions with the SEC concerning our method for calculating probable reserves."

         The December 31, 2001, ore reserves were reviewed by Behre Dolbear & Company, Inc. ("Behre Dolbear"), independent consultants, who are experts in mining, geology and ore reserve determination. The company has utilized Behre Dolbear to carry out independent reviews and inventories of the company's ore reserves since 1990. See "Business and Properties - Risk Factors - Difficulty of Estimating Reserves Accurately - Reserves are very difficult to estimate and reserve estimates may require adjustment in the future; changes in ore grades could materially impact our production."

                                                  DECEMBER 31, 2001                          DECEMBER 31, 2000
                                      ------------------------------------------   ------------------------------------------
                                                      AVERAGE    CONTAINED(4)(5)                   AVERAGE    CONTAINED(3)(5)
                                         TONS         GRADE(4)       OUNCES           TONS         GRADE(3)       OUNCES
                                       (000'S)      (OUNCE/TON)      (000'S)        (000'S)      (OUNCE/TON)      (000'S)
                                      ----------    -----------  ---------------   ----------    -----------  ---------------
Proven Reserves                            3,308           0.68          2,235          2,694           0.75          2,020
Probable Reserves(2)                      42,167           0.60         25,456         32,865           0.71         23,243
                                      ----------     ----------     ----------     ----------     ----------     ----------
Total Proven and Probable
  Reserves(1)                             45,475           0.61         27,691         35,559           0.71         25,263
                                      ==========     ==========     ==========     ==========     ==========     ==========

(1) Reserves are defined as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven reserves are defined as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are defined as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation. See "Business and Properties - Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition."

(2) Total probable reserves include 21.2 million tons and 13.3 million tons at December 31, 2001 and 2000, respectively, in the area of East Boulder. Significant sustaining capital investments will be required to access the company's proven and probable reserves. See "Business and Properties - Current Operations - East Boulder Mine".

(3) Expressed as palladium plus platinum ounces per ton at a ratio of 3.3 parts palladium to one part platinum, before processing losses of approximately 10%.

(4) Expressed as palladium plus platinum ounces per ton at a ratio of 3.5 parts palladium to one part platinum, before processing losses of 10%.

(5) The average dilution loss and the average mill processing recovery have not been deducted from the contained ounces.

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

                               CURRENT OPERATIONS

STILLWATER MINE

         The company's current mining operations take place at the Stillwater Mine, an underground mine that accesses the eastern side of the J-M Reef from nearby Nye, Montana. In addition, the company owns and maintains ancillary buildings which contain the concentrator, shop and warehouse, changing facilities, headframe, hoist house, paste plant, storage facilities and office. All structures are located within its 2,450 acre operating permit area at the Stillwater Mine. The Stillwater Mine is primarily situated on patented mining claims either leased or owned outright by the company and is wholly owned and operated by the company. The mine is located approximately 85 miles southwest of Billings, Montana and is accessed by a paved road. The mine has adequate water and power from established sources. See "Business and Properties - Risk Factors."

         The Stillwater Mine accesses a 5.6 mile segment of the J-M Reef, between the elevations of 6,700 and 3,100 feet above sea level. Access to the ore at the Stillwater Mine is by means of a 1,950-foot vertical shaft and by horizontal adits and drifts driven parallel to the strike of the J-M Reef at vertical intervals of between 200 feet and 300 feet. Adits have been driven from the surface in the Stillwater Valley at elevations of 5,000 feet above sea level or more. Five drifts have been developed below the valley floor by ramping down from the 5,000-foot level to extract ore from the reef down to the 4,000-foot elevation. Four major levels below the 5,000-foot level are accessed from the shaft and shaft ramp system.

         The 1,950-foot vertical shaft was constructed between 1994 and 1997 as part of the company's plan to increase output from 1,000 to 2,000 tons of ore per day and was sunk adjacent to the concentrator to increase efficiency of the operation. All ore and waste are crushed before being hoisted up the shaft. The production shaft and underground crushing station reduced haulage times and costs, improved the material handling of ore and waste and improved the grinding capabilities of the concentrator. Ore from those areas above the 5,000-foot west elevation is hauled to the surface by train. Waste not used for backfill in underground excavations is hauled to the surface or hoisted up the shaft, depending on its location, and used in the rock embankment of the tailings dam or placed in the permitted waste disposal sites.

         Prior to 1994, almost all of the company's mining activities utilized "cut-and-fill" stoping methods. This method extracts the orebody in ten-foot high horizontal cuts. The open space created by the extraction of each cut is filled with waste rock and coarse concentrator tailings and becomes the floor for the next level of mining as the process moves upward. Commencing in 1994, the company introduced two mechanized mining methods: "ramp-and-fill" and "sub-level stoping." Ramp-and-fill is a mining method in which a succession of horizontal cuts are extracted from the orebody using mobile equipment. Access to the orebody is from ramps driven in or adjacent to the orebody allowing the use of hydraulic drills and load-haul-dump equipment. Sub-level stoping is a mining method in which blocks of the reef approximately 50 feet high and up to 75 feet in length are extracted in 30-foot intervals utilizing mobile electric hydraulic long-hole drills and remote control rubber tired load-haul-dump equipment. The reef is mined in a retreat sequence and mined out areas are filled with development waste. Mechanized mining accounted for approximately 94% of total tons mined in 2001. During 2001, the company began utilizing the underhand cut-and-fill method as a fourth mining alternative. This method extracts the orebody in horizontal cuts with each horizontal cut being filled with paste fill material. This method is successfully utilized in underground mines with characteristics similar to the Stillwater Mine. The company designates the appropriate mining method to be used on a stope-by-stope basis.

         The company processes ore through a concentrator plant adjacent to the Stillwater Mine. Ore is fed into the concentrator, mixed with water and ground to a slurry in the concentrator's mill circuit to liberate the PGM-bearing sulfide minerals from the rock matrix. Various reagents are added to the slurry to separate the valuable sulfides from the waste rock in a flotation circuit. In this circuit, the sulfide minerals are floated, recycled, reground and refloated to produce a concentrate suitable for further processing. The flotation concentrate, which represents approximately 1% of the original ore weight, is filtered and transported in bins approximately 46 miles to the company's metallurgical complex in Columbus, Montana. Approximately 60% of the material discarded from this process is used for backfill in the mine which provides a foundation upon which additional mining activities can occur. The balance is placed in tailings containment areas to the extent that mine tailings available exceed that required as backfill for operational purposes. No additional steps are necessary to treat any tailings placed back into the mine. Tailings placed into the impoundment areas require no additional treatment and are disposed of pursuant to the company's operating permits. Mill recovery of PGMs was 90%, 91% and 91% for 2001, 2000 and 1999, respectively.

         In 1998, the company received an amendment to its existing operating permit which provided for the construction of a lined tailings impoundment that would serve the Stillwater Mine for approximately the next thirty years. During 1999, construction commenced on the tailings impoundment which was completed and placed into operation in late 2000. See "Business and Properties - Current Operations - Regulatory and Environmental Matters - Permitting and Reclamation".

         During 2001, the Stillwater Mine produced approximately 504,000 ounces of palladium and platinum, compared to approximately 430,000 ounces in 2000 and approximately 409,000 ounces in 1999. See "Selected Financial and Operating Data." The company's total cash costs were $264 per ounce in 2001 compared to $264 per ounce in 2000 and $198 per ounce in 1999.

EAST BOULDER MINE

         The East Boulder Mine provides western access to the J-M Reef from Sweet Grass County, Montana and is the second fully permitted access to the J-M Reef. The East Boulder Mine is primarily located on federal land and is wholly owned and operated by the company. The mine is located approximately 45 miles southeast of Big Timber, Montana, and is accessed by a public road. All structures are located within a 400 acre operating permit area. Development of the mine commenced in 1998 and consists of mine development and construction of support facilities, including a concentrator, shop and warehouse, changing facilities, storage facilities and a mine tailings impoundment facility. The reef is accessed via twin 18,500 foot, 15-foot diameter tunnels. During 2001, work consisted primarily of underground development, reserve definition drilling, detail engineering and commissioning of the concentrator and ancillary facilities.

         The East Boulder Mine accesses the orebody at 6,450 feet above sea level. The orebody is currently accessed by 18,500 feet of drive to the reef and 7,020 feet of footwall lateral drives parallel to the orebody. The orebody will initially be accessed vertically by ramp systems driven approximately every 1,000 feet along the length of the deposit. It is expected that the predominant mining methods will be sub-level stoping and ramp-and-fill mining methods. During the first half of 2002, a sand fill plant will be constructed underground which will allow the application of the cut-and-fill mining method to portions of the orebody. Completion of this sand plant will trigger commercial production at East Boulder as it will enable sustained operations.

         The ore will then be processed through a concentrator plant which will mix the ore with water and will be ground to a slurry in the concentrator's mill circuit to liberate the PGM bearing sulfides from the rock matrix. Consistent with the process at the Stillwater Mine, reagents are then added to the slurry to separate the valuable sulfide from the waste rock in the flotation circuit, with the sulfide minerals subsequently being floated, recycled, reground and refloated to produce a concentrate. The flotation concentrate which represents 2% of the original ore weight is filtered and transported in bins approximately 90 miles to the company's metallurgical complex in Columbus, Montana. During 2001, test batches of development material containing low-grade PGMs were processed through the concentrator which yielded a metallurgical recovery of 86%. The company expects to achieve a recovery of 90% when ore production commences.

         The East Boulder Mine includes a tailings impoundment facility to store discarded material that is not placed in the mine as backfill. The impoundment area has an estimated life of approximately twenty years.

         During 2001, the mine recovered 22,000 ounces of PGMs generated from construction and development activities. Proceeds of $7.1 million received from the sale of this material were credited against capitalized mine development.

OPTIMIZATION PLAN FOR STILLWATER AND EAST BOULDER MINES

         In November 2001, we announced an optimization plan for our business to respond to lower PGM prices late in the third quarter of 2001 stemming from the events of September 11, 2001. Pursuant to this plan, the mining rate at the Stillwater Mine, previously targeted at 3,000 tons per day, will be held at 2,500 tons per day. Additionally, the East Boulder Mine will be placed into commercial production at an initial rate of 1,000 tons per day, rather than the previous designated rate of 2,000 tons per day. Based upon this plan, the East Boulder Mine is expected to produce between 140,000 and 170,000 ounces of PGMs annually. At these production rates, the company expects its PGM production to be approximately 700,000 ounces on an annualized basis. The optimization plan still preserves the company's ability to gradually increase production at Stillwater and East Boulder Mines to the original 3,000 and 2,000 ton per day targets, respectively, when PGM prices improve.

         The optimization plan will thus reduce the company's capital spending profile, associated operating costs and output level to match the lower price environment for palladium and platinum. The total capital required to maintain ore production at 2,500 tons per day at the Stillwater Mine will be approximately $60 million in 2002, $40 million in 2003 and $45 million in 2004. The total capital required to maintain ore production at 1,000 tons per day for the East Boulder Mine is estimated at approximately $15 million annually. The company incurred one-time charges totaling $11.0 million in connection with the optimization plan, which were recognized in the fourth quarter of 2001.

EXPLORATION AND DEVELOPMENT ACTIVITIES

         The J-M Reef has been explored from the surface along a 28-mile strike length by surface sampling and drilling. Exploration activities have also included the driving of two exploratory underground adits, the West Fork Adit and the Frog Pond Adit. Comprehensive evaluation of PGM mineralization encountered in the J-M Reef has allowed delineation of probable reserves adjacent to the Stillwater and East Boulder Mines and of mineralized material over much of the remaining strike length. Exploration to date has defined sufficient proven and probable reserves to support mining for a number of years in the future. It is the company's practice to systematically convert its established probable reserves to the proven category coincident with planned advances of underground development. The company's focus is on its current delineated PGM reserves and adjacent mineralization along the J-M Reef within the company's mining claims rather than the exploration of other mineral occurrences within the Stillwater Complex or at other prospective mineral properties. Consequently, exploration does not represent a significant expenditure for the company.

         As part of the company's ongoing development activities, it continues to confirm the existence of proven reserves through the lateral and vertical development of the Stillwater and East Boulder Mines. These ongoing activities involve the construction of mine workings to access established reserves and the continuous advancement of definition drilling and engineering to replace depleted ore reserves. During 2001, 2000, and 1999, $86 million, $74 million and $51 million respectively, were incurred in connection with mine development activities.

METALLURGICAL COMPLEX

         Smelter. The company's smelter is located in Columbus, Montana. Concentrate from the mine site is fed to a 5.0-megawatt electric furnace, where it is melted and separated into a silica oxide rich slag and a PGM rich matte. The matte is tapped from the furnace and granulated. The granulated furnace matte is re-smelted in a top blown rotary converter (TBRC), which separates iron from the converter matte. The converter matte is poured from the TBRC, granulated and transferred to the refinery for further processing. The granulated converter matte, approximately 10% of the original smelter feed weight, consists of copper and nickel sulfides containing about 2% PGMs.

         The gasses released from the smelting operations are routed through a gas/liquid scrubbing system, which removes approximately 99.8% of the sulfur dioxide. Spent scrubbing solution is treated in a process that converts the sulfur dioxide to gypsum, or calcium sulfate, and regenerates clean scrubbing solution. The gypsum is used by local farmers as a soil amendment.

         The company has continued to expand smelter capacity since 1997, increasing the daily smelting capacity from 22 tons of concentrate per day in 1997 to 100 tons of concentrate per day at year-end 2001. The expanded facility consists of a larger furnace, a new top blown rotary converter, an additional granulator and additional gas handling and solution regeneration systems. During the fourth quarter of 2001, the company completed the installation of a second TBRC to treat the additional material expected from the East Boulder Mine.

         Refinery. In 1996, the company constructed and commissioned the refinery in Columbus, Montana, which utilizes the patented Sherritt Process, whereby sulfuric acid is used to dissolve the nickel, copper, cobalt and iron from the converter matte. This process upgrades the converter matte product over 25 to 30 times (from 2% PGMs to 55-60% PGMs). During 2001, the refinery was expanded and the company believes it has sufficient capacity to treat both the Stillwater and East Boulder Mines production for the foreseeable future.

         The iron is precipitated out of the solution and returned to the smelter to be processed and removed in the slag. A sulfate solution of dissolved nickel, copper and cobalt has been shipped via truck to an outside refiner located in Canada. The company was paid for a portion of the nickel and cobalt content of the solution. In the first half of 1999, the company completed construction of the second stage of a copper/nickel refinery. A copper electrowinning circuit was installed to remove copper from solution as cathode copper. As a result, copper byproducts are now shipped to a copper smelter pursuant to a sales contract. During 2001, the company completed construction of a nickel sulfate crystallizer circuit, which will convert the nickel solution into a crystal byproduct. This product will be shipped to Canada for refining pursuant to a sales contract.

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

         During 2001, 2000 and 1999, sales of copper and crystal byproducts constituted 0.49%, 1.04% and 0.87%, respectively, of total revenues. The refining charges for copper and crystal byproducts totaled $261,769, $628,434 and $472,544 in 2001, 2000 and 1999, respectively. The percentage of revenue attributable to the sales of recycled auto catalysts in 2001, 2000 and 1999 was 0.69%, 0.47% and 0.22%, respectively.

SECONDARY MATERIALS PROCESSING

         Recycled autocatalysts are processed by the company through the metallurgical complex. A sampling facility for secondary materials was completed in late 1997 to crush and sample spent catalysts prior to being added to the electric furnace. Several test lots were processed during 1997 to determine that the spent auto catalysts were suitable for processing at the company's facilities. Since 1998, the company has been processing small shipments of spent autocatalysts. The facility processed approximately 1,358 tons, 795 tons and 356 tons of spent catalysts in 2001, 2000 and 1999, respectively, recovering 68,800 ounces, 29,900 ounces and 12,500 ounces of palladium and platinum in 2001, 2000 and 1999, respectively.

OTHER PROPERTIES

         The company owns a 37,199 square foot smelter plant and 45,600 square foot refinery located in Columbus, Montana, as well as a 17,600 square foot warehouse facility. The company also leases a 10,100 square foot office building in Columbus. In February 2001, the company headquarters were relocated to Columbus, Montana from Denver, Colorado. The company believes that its existing facilities are adequate to service current production levels. The company also owns additional parcels of rural land near its minesties totaling approximately 3,024 acres in Stillwater and Sweetgrass Counties, Montana and additional properties in Columbus and Big Timber, Montana which are used as support facilities. All of the company properties are subject to a mortgage in favor of the company's banking syndicate. The company is required to make quarterly principal payments to reduce the outstanding term loan balances of $65.0 million for the Term A loan and $134.0 for the Term B loan as of December 31, 2001. The principal payments for the Term A loan range from 10% to 30% of the outstanding balance during 2002 to 2005. The principal payments for the Term B loan range from 1% to 50.25% of the outstanding balance during 2002 to 2007. The outstanding credit revolver of $25 million is due in its entirety on December 31, 2005. The annual lease expense for our executive offices in Columbus, Montana is approximately $94,800 per year.

SALES AND HEDGING ACTIVITIES

         Palladium, platinum, rhodium and gold are sold to a number of consumers and dealers with whom the company has established trading relationships. Refined PGMs of 99.95% purity in sponge form are transferred upon sale from the company's account at third party refineries to the account of the purchaser. Byproduct metals are purchased at market price by customers, brokers or outside refiners.

         During 1998, the company entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation, each of whom represent more than 10% of the company's revenues.

In late 2000 and in 2001, the company amended these contracts to extend the terms and to modify the pricing mechanisms. The contracts apply to the company's production through December 2010. Under the contracts, the company has committed between 80% to 100% of its palladium production and between 70% to 98% of its platinum production. Metal sales are priced at a modest discount to market. The remaining production is not committed under these contracts and remains available for sale at prevailing market prices. The contracts provide for floor and ceiling price structures as summarized below:

                                    PALLADIUM                                                    PLATINUM
           ----------------------------------------------------------    ----------------------------------------------------------
              % of         Avg. Floor        % of        Avg. Ceiling       % of         Avg. Floor        % of        Avg. Ceiling
Year       Production        Price        Production        Price        Production        Price        Production        Price
           ----------      ----------     ----------     ------------    ----------      ----------     ----------     ------------
2002               95%     $      370             28%     $      400             98%     $      404             42%     $      569
2003               95%     $      357             28%     $      400             98%     $      404             28%     $      569
2004              100%     $      371             39%     $      644             80%     $      425             16%     $      856
2005              100%     $      355             39%     $      644             80%     $      425             16%     $      856
2006              100%     $      339             19%     $      892             80%     $      425             16%     $      856
2007              100%     $      363             20%     $      975             70%     $      425             14%     $      850
2008               80%     $      385             20%     $      975             70%     $      425             14%     $      850
2009               80%     $      380             20%     $      975             70%     $      425             14%     $      850
2010               80%     $      375             20%     $      975             70%     $      425             14%     $      850

         At March 1, 2002, the market prices for palladium and platinum were $370 and $488 per ounce, respectively. The sales contracts provide for adjustments to ounces committed based on actual production. The sales contracts contain termination provisions that allow the purchasers to terminate in the event the company breaches certain provisions of the contract and the breach is not cured within periods ranging from 10 to 30 days of notice by the purchaser. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The company has historically entered into hedging agreements from time to time to manage the effect of price changes in palladium and platinum on the company's cash flow. Hedging activities consist of "forward delivery contracts" for future deliveries of specific quantities of PGMs at specific prices, the sale of call options and the purchase of put options and financially settled forwards. Gains or losses can occur as a result of hedging strategies. Hedging gains or (losses) of $5.5 million, ($15.8) million and ($0.3) million were realized in 2001, 2000 and 1999, respectively. The percentage of the company's sales that are made pursuant to modified pricing mechanisms are summarized below:

                                 2001        2000        1999
                                ------      ------      ------
     Floor Pricing                  13%         --           1%
     Market Pricing                 61%         68%         90%
     Ceiling Pricing                26%         27%          3%
     Forward Pricing                --           5%          7%

         As of December 31, 2001, the company had no palladium or platinum committed for future delivery under either forward delivery contracts or under put and call option strategies. The company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the company's hedge contract prices by a predetermined margin limit.

         On December 31, 2001, the company's financially settled forwards had a deferred pre-tax gain of approximately $9.5 million. Substantially all financial settled forwards outstanding at December 31, 2001 have been closed and cash has been received. The gains will be deferred until the original settlement dates on the contracts.

TITLE AND ROYALTIES

         The company holds 995 patented and unpatented lode or millsite claims covering approximately 16,000 acres along the J-M Reef mineral zone and on adjacent federal lands utilized for the company's operations facilities. The company believes that approximately 130 of these claims cover 100% of the known apex of the J-M Reef. Prior to the moratorium on processing new applications for mining claim patents, the company had leasehold control on 1 patented claim under the Mouat Agreement, had been granted patents on 34 of its own claims (a combined total of 735 acres), and had 33 patent applications pending on 135 additional mining claims covering an area of 2,249 acres. The applications included claims owned directly by the company or held by the company in leasehold. During the fourth quarter of 2001, 31 new patents were issued to the company for 126 mining claims covering 2,126 acres. Patents remain pending on two applications covering 123 acres in 9 mining claims for which first half final certificates have been issued. Subsequent to the first half certification, remaining requirements for demonstration and verification of the qualifying mineral discovery have been completed by a U.S. Mineral Examiner. At year end 2001, patents had been issued for all submitted applications involving the claims owned directly by the company. The two pending patents concern certain leasehold claims, under the Mouat Agreement, for which the company prepared and submitted patent applications on behalf of the claim's owner and lessor. The company has been advised by Bureau of Land Management personnel that administrative procedures regarding the two outstanding patent applications should be completed during the first quarter of 2002. The remaining unpatented claims either adjoin the apex of the J-M Reef or provide sites for surface operations. The company presently maintains 825 active unpatented mining or millsite claims. Unpatented mining claims may be located on U.S. federal public lands open to appropriation and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and claims are more commonly subject to challenges of third parties, regulatory or statutory changes, or contests by the federal government. The validity of an unpatented mining claim or millsite claim, in terms of establishing and maintaining processory rights, depends on strict compliance with a complex body of federal and state statutory and decision law regarding the location, qualifying discovery of valuable minerals, occupancy and beneficial use by the claimant.

         Of the company's 995 controlled claims, 869 are subject to royalties, including 711 subject to a 5% net smelter royalty payable to Franco Nevada Mining Corporation, Inc., 56 subject to a 0.35% net smelter royalty payable to the Mouat family, and 102 subject to both royalties. During 2001, 2000 and 1999, the company incurred royalty expenses of approximately $7.0 million, $7.2 million and $3.0 million, respectively. At December 31, 2001, 100% of the company's proven and probable ore reserves were secured by either its 161 patented mining claims or the 9 first-half certified claims pending formal patent conveyance. Processing facilities at the East Boulder Mine are situated on 127 validated yet unpatented millsite claims.

SAFETY

         Current mine operations are conducted at the Stillwater Mine and at the East Boulder Mine and involve the use of heavy machinery and drilling and blasting in confined spaces. The company's lost time accident rate in 2001 was
2.1 for every 200,000 man hours worked, down from 2.2 lost time accidents for every 200,000 man hours worked in 2000 and 6.0 in 1999. During 2001, the Stillwater Mine experienced three fatalities, two involving company employees and one involving an independent contractor's employee. Management has implemented additional safety training programs and has vigorously applied the "Neil George Five-Point Safety System," which is well known to the underground hard rock mining industry. This program requires daily interaction between employees and supervisors with a specific focus on safety and requires subsequent documentation of that interaction. Management believes that reductions in accident frequency are achievable.

         Safety is a primary concern of the company, and the company believes that training is a key element in accident prevention. Forty hours of safety training are required before inexperienced employees may start working underground, and yearly retraining in first aid, accident prevention techniques and equipment handling are mandatory for each mining employee.

         The metallurgical complex in Columbus, Montana maintained an exemplary safety record in 2001 with zero lost time accidents and is the first ever four-time recipient of the Governor's Safety and Health Achievement

Award. The smelter is a seven-time recipient and the refinery is a three-time recipient of the Sharp's Award, which exempts these facilities from routine Occupational Safety and Health Administration inspections. See "Business and Properties - Risk Factors".

EMPLOYEES

         As of December 31, 2001, the company had 1,617 employees in the following areas:

                                                      NUMBER OF
                   SITE                               EMPLOYEES
                   ----                               ----------
     Stillwater Mine                                       1,122
     East Boulder Mine                                       306
     Metallurgical Complex                                   126
     Columbus Administration and Support                      63
                                                      ----------
     Total                                                 1,617

         All of the company's hourly employees at the Stillwater Mine, the smelter and refinery are represented by the Paper, Allied Industrial, Chemical and Energy Workers International Union (PACE) as exclusive bargaining representative for substantially all hourly workers. On July 1, 1999, a new five year contract was negotiated which covers substantially all hourly workers at the Stillwater Mine, the smelter and the refinery and calls for an annual average wage increase of approximately 4% per annum. As of December 31, 2001, the hourly workers at the East Boulder Mine are not covered by a collective bargaining agreement. In January 2002, the company recognized PACE as the exclusive bargaining representative for the hourly employees at the East Boulder Mine. The company anticipates that labor contract negotiations will occur in 2002.

         The company competes for individuals skilled in underground hard rock mining techniques. Although the company has historically experienced a shortage of qualified miners, the economic downturn affecting gold, silver and base metal mining has made available a number of skilled underground miners. In addition, the company has instituted a training program to bring new employees up to the status of qualified, experienced underground miners bringing the total number of miners at the Stillwater Mine and the East Boulder Mine at the end of 2001 to 381 and 75, respectively. See "Business and Properties - Risk Factors".

REGULATORY AND ENVIRONMENTAL MATTERS

         General. The company's business is subject to extensive federal, state and local government controls and regulations, including regulation of mining and exploration which could involve the discharge of materials and contaminants into the environment, disturbance of land, reclamation of disturbed lands, associated potential impacts to threatened or endangered species and other environmental concerns. In particular, statutes including, the Clean Air Act, the Clean Water Act, the Solid Waste Disposal Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act and the National Environmental Policy Act, impose permit requirements, effluent standards, air emission standards, waste handling and disposal restrictions and other design and operational requirements, as well as recordkeeping and reporting requirements, upon various aspects of mineral exploration, extraction and processing. In addition, the company's existing mining operations may become subject to additional environmental control and mitigation requirements if applicable federal, state and local laws and regulations governing environmental protection, land use and species protection are amended or become more stringent in the future. Additionally, the company is aware that federal regulation under the Solid Waste Disposal Act governing the manner in which secondary materials and byproducts of mineral extraction and benefication are handled, stored and reclaimed or reused are pending final revision which could affect the company's facility design, operations, and permitting requirements. See "Business and Properties - Risk Factors."

         The Stillwater Mine and East Boulder Mine are located on the northern edge of the Absaroka-Beartooth wilderness, about 30 miles north of Yellowstone National Park. Due to the proximity of the company's operations to Yellowstone National Park and a wilderness area, the company's operations are subject to stringent environmental controls which may adversely impact the company's revenues. For example, increasingly stringent requirements may be adopted under the Clean Water Act, Clean Air Act or Endangered Species Act which could require installation of environmental controls not required of competitors located overseas or may prohibit all releases of hazardous substances from mining and milling operations. See "Business and Properties - Risk Factors."

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

         Generally, compliance with the above statutes requires the company to obtain permits issued by federal, state and local regulatory agencies and to file various reports and keep records of its operations affecting the environment. Certain permits require periodic renewal or review of their conditions. The company cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed. Non-renewal of permits or the imposition of additional conditions could have a material adverse effect on the company's financial condition and results of operations. See "Business and Properties - Risk Factors."

         The company believes that its operations and facilities comply in all material respects with current federal, state and local permits and regulations, and that it holds all necessary permits for its operations at the Stillwater and East Boulder Mines and to complete all of its planned expansion projects, including the East Boulder Mine. However, compliance with existing and future laws and regulations may require additional control measures and expenditures which cannot be estimated at this time. Compliance requirements for new mines and mills may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. The cost of complying with future laws and regulations may render currently operating or future properties less profitable and could adversely affect the level of the company's reserves and, in the worst case, render its mining operations uneconomic.

         Permitting and Reclamation. Operating Permit 00118 and 00149 issued by the Montana Department of State Lands encompasses approximately 2,450 acres at the Stillwater Mine located in Stillwater County, Montana and 400 acres at the East Boulder Mine located in Sweetgrass County, Montana. The permits delineate lands that may be subject to surface disturbance. At present, approximately 313 acres have been disturbed, 150 of which are occupied by two tailings impoundments at the Stillwater Mine, and 175 acres have been disturbed at the East Boulder Mine. The company employs concurrent reclamation wherever feasible.

         Reclamation regulations affecting the company's operations are promulgated and enforced by the Hard Rock Bureau of the Montana Department of Environmental Quality (DEQ). Additional reclamation requirements may be imposed by the United States Forest Service (USFS) during the permitting process. For regulatory purposes, reclamation does not mean restoring the land to its pre-mining state. Rather, it is returning the post-mining land to a state which has stability and utility comparable to pre-mining conditions. Reclamation concerns include stabilization and vegetation of disturbed lands, controlling drainage from portals and waste rock dumps, removal of roads and structures, neutralization or removal of process solutions and visual aesthetics. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Obligations."

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

         In the first quarter of 1999, an environmental group filed a complaint against the Montana DEQ challenging the adequacy of the Environmental Impact Statement and reclamation provisions developed in connection with the amendment to the permit. The company was not named in the complaint. In mid-2000, the company signed an agreement with the group and its affiliates (the Councils). Under the terms of the agreement, the Councils withdrew litigation against the Montana DEQ. The Councils have agreed not to file a protest against the renewal of the company's water quality permit at the East Boulder Mine. For its part, the company has agreed to programs that will reduce traffic flows to both the Stillwater Mine and the East Boulder Mine. In addition, the company will fund the development of a watershed partnership for the Boulder River basin to assist residents in improving the quality of surface and ground water. Included in this is the funding of a long-term fishery study. The company estimates the cost of the programs to be $1.7 million during the five year period from 2000 to 2005.

                   COMPETITION: PALLADIUM AND PLATINUM MARKET

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

         The company competes with other suppliers of PGMs, some of which are significantly larger than the company and have access to greater mineral reserves and financial and commercial resources. See "Supply" below. New mines may open over the next several years, increasing supply. Furthermore, in certain industrialized countries, an industry has developed for the recovery of PGMs from scrap sources, mostly from spent automotive and industrial catalysts. There can be no assurance that the company will be successful in competing with these existing and emerging PGM producers. See "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEMAND

         Demand for both palladium and platinum has increased since 1992, but the increased demand for palladium has been much more dramatic. According to Johnson Matthey, PLC, demand for palladium has grown from 3.9 million ounces in 1992 to 6.8 million ounces in 2001, a 74% increase. Platinum demand has increased from 3.8 million ounces in 1992 to 5.9 million ounces in 2001, a 55% increase.

         PGMs unique physical qualities include: (i) a high melting point; (ii) superior conductivity and ductility; (iii) a high level of resistance to corrosion; (iv) strength and durability; and (v) strong catalytic properties. Palladium, like platinum, has numerous industrial applications and when combined with silver, provides an extremely conductive material.

         The largest application for palladium is in the automotive industry, which represented approximately 60% of the palladium demand for 2001. Demand for palladium in the next several years is projected to remain strong, driven primarily by its use in the production of automotive catalysts which reduce harmful automobile emissions. In the U.S., the automobile industry made a decision to comply with standards that decrease automotive emissions to National Low Emission Vehicle standards that began with the 1999 model year vehicles. Europe and Japan have adopted more stringent standards for the future as well. With growing concern for cleaner air, it is expected that greater attention to automobile emissions will continue. This will have an undetermined effect on palladium and platinum. Given the high price for palladium during the first half of 2001 and the erratic nature of Russian deliveries, some substitution of platinum for palladium should be expected.

         Approximately 14% of the palladium supply is consumed in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices. However, given the higher palladium price during the first half of 2001, some substitution of base metals for lower end applications is expected. Dentistry has also been a major use for palladium due to the substitution of palladium alloys for gold-based dental alloys, representing approximately 10% of the palladium demand for 2001.

         Approximately 50% of current world platinum production is used for industrial and manufacturing processes, most significantly for the manufacture of catalytic converters for the global auto industry. In addition to catalytic converters, industrial uses of platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high octane gasolines and fuel cells. The balance of current platinum demand is for the production of jewelry, such as gem settings for rings, and for investment/collector coins. Supply and demand for platinum are essentially in balance. See "Business and Properties - Risk Factors."

SUPPLY

         The primary production sources of palladium and platinum are mines located in the Republic of South Africa and Russia. South Africa provided approximately 27% of the palladium and 73% of the platinum worldwide during 2001. The principal PGM mining companies in the Republic of South Africa are Anglo American Platinum Corporation, Ltd., Impala Platinum Holdings, Ltd., Lonmin Ltd. and Western Platinum, Ltd. Russia, as a byproduct of nickel production, provided approximately 61% of the palladium and approximately 19% of the platinum worldwide in 2001. Approximately half of this supply is believed to have come from stockpiles. Palladium and platinum are also produced in Canada primarily as a byproduct of nickel and copper mining.

         The supply of palladium is expected to be flat and may decline in the future. In the past, Russia has supplied over 65% of what is now an 6.8 million ounce (demand) world palladium market. Russia is believed to produce approximately 3.0 million ounces a year as a byproduct of nickel mining, and the remaining supply has come from stockpiles accumulated over the years. However, if it were to be determined that Russia's stockpiles of palladium and platinum were extensive, and if they still exist and were disposed of in the market, the increased supply could adversely affect the market prices of palladium and platinum.

         In addition to these sources, PGMs are recovered from automotive catalytic converters acquired from scrap yards. A small but growing industry has developed in the collection and recovery of PGMs from scrap sources, including automotive catalytic converters and electronic and communications equipment. The company also processes small shipments of spent automotive catalysts.

PRICES

         The company's revenue and earnings depend upon world palladium and platinum prices. The company has no control over these prices, which tend to fluctuate widely. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Revenue" and "Factors That May Affect Future Results and Financial Condition." The volatility of palladium and platinum prices is illustrated in the following table of the London PM Fix of annual high, low and average prices per ounce.

                                         PALLADIUM                              PLATINUM
                             ----------------------------------     ----------------------------------
     YEAR                      HIGH         LOW        AVERAGE        HIGH         LOW        AVERAGE
     ----                    --------     --------     --------     --------     --------     --------
     1996                    $    144     $    114     $    128     $    432     $    367     $    397
     1997                         239          118          177          497          343          396
     1998                         419          201          284          429          334          372
     1999                         454          285          358          457          342          377
     2000                         970          433          681          622          414          544
     2001                       1,090          315          604          640          415          529
     2002*                        435          365          392          493          453          472

         *(Through March 1)

                                  RISK FACTORS

         Set forth below are certain risks faced by the company.

VULNERABILITY TO METALS PRICE VOLATILITY--CHANGES IN SUPPLY AND DEMAND COULD REDUCE MARKET PRICES.

         Since our sole source of revenue is the sale of platinum group metals, changes in the market price of platinum group metals significantly impacts profitability. Many factors beyond our control influence the market prices of these metals. These factors include global supply and demand, speculative activities, international political and economic conditions and production levels and costs in other platinum group metal producing countries, particularly Russia and South Africa.

         The market prices of PGMs have fallen significantly during 2001 and may continue to fall. The price for palladium, which had reached record high price levels of $1,090 per ounce in January 2001 had fallen sharply to approximately $320 per ounce during the third quarter of 2001 and at March 1, 2002 was approximately $370 per ounce. The price for platinum has also fallen from $640 per ounce early in 2001 to approximately $488 per ounce at March 1, 2002. The economic contraction experienced in the United States and worldwide may lead to further reductions in market prices of PGMs, particularly if demand for PGMs falls in connection with reduced automobile and electronics production. In addition, the worldwide economy may be adversely affected by the September 11, 2001 terrorist attacks and related events and conditions. Any such economic downturn or continued drop in prices could adversely impact our results of operations and could impair our ability to achieve our production plans. Because of the recent declines in the price of PGMs, we have adjusted our production goals to consider the PGM market outlook, production, ore grade and tonnage, ounces to be produced and timing of our expansion program. In the current price environment and considering our funding requirements, our previously announced production target of 1 million ounces per annum for 2003 has been revised to approximately 730,000 ounces.

         Economic and political events in Russia could also result in declining market prices. If Russia disposes of substantial amounts of platinum group metals from stockpiles or otherwise, the increased supply could reduce the market prices of palladium and platinum. Financial, economic, or political instability in Russia and economic problems could make Russian shipments difficult to predict and the risk of sales from stockpiles more significant. Volatility was evident during 1997 through 2001 when apparent tightness in the market for platinum group metals led to high prices for current delivery contracts and "backwardation," a condition in which delivery prices for metals in the near term are higher than delivery prices for metals to be delivered in the future.

         Any drop in PGM prices adversely impacts our revenues, profits and cash flows. In addition, sustained low prices could reduce revenues further by production cutbacks due to cessation of the mining of deposits or portions of deposits that have become uneconomic at the then prevailing PGM price and reduce funds available for development. See "Business and Properties - Competition: Palladium and Platinum Market" for further explanation of these factors.

METHOD OF CALCULATING PROBABLE RESERVES - WE ARE ENGAGED IN DISCUSSIONS WITH THE SEC CONCERNING OUR METHOD FOR CALCULATING PROBABLE RESERVES.

         We are currently engaged in discussions with the SEC concerning our methodology for calculating probable ore reserves. The discussions arose in connection with the SEC's review of our registration statement filed in December 2001. On January 30, 2002, we sold 4,285,715 shares of common stock, at an aggregate offering amount of $60,000,000, to accredited investors in a private placement. These shares of common stock were not registered under the Securities Act. Under the terms of the stock purchase agreement, if a registration statement covering the resale of the shares is not declared effective by the SEC within 90 days after the closing of the private placement, we will be required to pay each investor liquidated damages in a cash amount equal to one-thirtieth of one percent of the purchase price paid by such investor. On February 7, 2002, we amended the registration statement to include the resale of the shares of common stock purchased by the investors. The registration statement has not been declared effective by the SEC.

         The SEC has informed us that it believes our method for calculating probable reserves should be revised and insisted that we re-designate our probable reserves as mineralized material. Although we believe that our method is appropriate, there can be no assurance as to the outcome of our discussions with the SEC and it is not possible to quantify the amount of any potential adjustment in probable reserves until the matter is resolved, but we believe that any such adjustment could be material.

         Our depreciation and amortization expense and the carrying amounts of our property, plant and equipment included in our audited financial statements for the year ended December 31, 2001 are dependent upon our ore reserve estimate. If we are not successful in defending our position, it would likely result in a material downward revision of our reserves which, in turn, would result in a reduction to net income reported in the year 2001 and possibly to a restatement of prior years' results. A reduction in reserve estimates could also result in asset impairment charges.

         Our agreement with the syndicate of financial institutions provides a credit facility that contains an event of default if we fail to own or control, at any time, proven and probable reserves of at least 12.5 million tons. We are currently in compliance with the credit facility, but if we are required to reclassify our probable reserve estimates to a level where proven and probable reserves are less than 12.5 million tons, there will be an immediate event of default under the credit facility, which could cause the financial institutions to accelerate the maturity date of the outstanding borrowings. Changes to our financial statements could also result in violations of, or an event of default under, our credit facility. An event of default under our credit facility, an adjustment of our net income or the recognition of any impairment charges could negatively impact our financial condition, which in turn could negatively effect our stock price.

EFFECT OF HEDGING--HEDGING COULD LIMIT THE REALIZATION OF HIGHER METAL PRICES.

         We enter into hedging contracts from time to time in an effort to reduce the negative effect of price changes on our cash flow. These hedging activities typically consist of contracts that require us to deliver specific quantities of metal, or to financially settle the obligation in the future at specific prices, the sale of call options and the purchase of put options. At March 1, 2002, the market prices for palladium and platinum were $370 and $488 per ounce, respectively. See "Business and Properties - Current Operations - Sales and Hedging Activities" for a discussion of our outstanding hedge positions. While hedging transactions are intended to reduce the negative effects of price decreases, they can also prevent us from benefitting from price increases. When PGM prices are above the price for which future production has been sold, we would have an opportunity loss. We have entered into long-term sales contracts that provide a floor price for sales of a portion of our production. During 2001, 2000 and 1999, we reported hedging gain or (losses) of approximately $5.5 million, ($15.8) million and ($0.3) million, respectively. For a description of these contracts, see "Business and Properties--Current Operations--Sales and Hedging Activities".

OPERATING PLAN RISKS - ACHIEVEMENT OF OUR PRODUCTION GOALS IS SUBJECT TO SIGNIFICANT UNCERTAINTIES.

         Our achievement of our production goals depends upon our ability to sustain production at the Stillwater Mine and our related facilities and its ability to achieve initial production targets at the East Boulder Mine. Each of these tasks will require us to develop mine facilities to commence and maintain production within budgeted levels. We have previously and may need to further revise our plans and cost estimates for the Stillwater Mine and East Boulder Mine as the mining progresses. See "Business and Properties - Current Operations" for further discussion of our operating plans. Among the major risks to a successful operating plan are potential cost overruns during development of new mine operations and construction of new facilities and the inability to retain sufficient numbers of skilled underground miners.

         Based on the complexity and uncertainty involved in operating underground mines, it is extremely difficult to provide accurate production and cost estimates. We cannot be certain that either the Stillwater or East Boulder Mines expanded operations will achieve the anticipated production capacity or that the expected operating cost levels will be achieved or that funding will be available from internal and external sources in necessary amounts or on acceptable terms. Failure to achieve our anticipated production capacity would reduce production levels, which would impact our revenues, profits and cash flows. The reduction of production levels would also impact certain covenants under our credit facility relating to the accomplishment of specified production levels.

          In the course of seeking to increase production, we have historically experienced difficulties resulting from development shortfalls and production constraints including underground materials handling constraints, equipment unavailability, operational inconsistencies and service interruptions. New mining operations often experience unexpected problems during the development and start-up phases, which can result in substantial delays in reaching commercial production. During 2001, we revised our operating plans at the Stillwater Mine and East Boulder Mine. See "Business and Properties - Current Operations - Optimization Plan." The operating plan further contemplates a significant effort to reduce expenses. We may experience difficulties in achieving these production goals. We may also continue to experience difficulties and delays as we increase production. Furthermore, at the Stillwater Mine we have experienced an increase in total cash costs per PGM ounce increasing from $198 in 1999 to $264 in each of 2000 and 2001.

         The East Boulder Mine will commence operations in 2002 and has no operating history. As a result, estimates of future cash operating costs at East Boulder are based largely on our operating experience at the Stillwater Mine portion of the J-M Reef. Actual production, cash operating costs and economic returns may differ significantly from those currently estimated or those established in future studies and estimates. New mining operations often experience unexpected problems during the development and start-up phases, which can result in substantial delays in reaching commercial production.

COMPLIANCE WITH BANK CREDIT AGREEMENT - THE RESTRICTIONS IMPOSED BY OUR DEBT AGREEMENTS COULD NEGATIVELY AFFECT OUR ABILITY TO ENGAGE IN CERTAIN ACTIVITIES.

         Our agreement with the syndicate of financial institutions provides a credit facility that is being used to finance a portion of the expansion plan and contains covenants relating to the accomplishment of specific production objectives, capital cost and financial targets. If we are unable to comply with the debt covenants, we would seek to amend the existing contract or to seek alternative financing. If we violate any of the covenants contained in our agreement, such default could cause immediate acceleration of the loan and could increase the interest rate on any borrowings thereunder. During 2001, we were required to amend certain credit agreement covenants to align the credit agreement with our revised operating plan. These covenants were amended effective December 2001.

DEPENDENCE ON AGREEMENTS WITH SIGNIFICANT CUSTOMERS - WE DEPEND UPON A FEW CUSTOMERS AND OUR SALES AND OPERATIONS COULD SUFFER IF WE LOSE ANY OF THEM.

         We are party to long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation, each of whom represent more than 10% of the company's revenues. For more information about these sales contracts, see "Business and Properties - Current Operations - Sales and Hedging Activities".

         As a result of these contracts, we are subject to the customers' compliance with the terms of the contracts, their ability to terminate or suspend the contracts and the customers' willingness and ability to pay. The loss of any of these customers would require us to sell at prevailing market prices, which may expose us to lower metal prices as compared to the floor and ceiling price structures under the sales contracts. In the event we become involved in a disagreement with one or more of our customers, their compliance with these contracts may be at risk. For example, we have negotiated floor prices that are well above historical low prices for palladium and platinum. In the event of a substantial decline in the market price of palladium or platinum, one or more of these customers could seek to renegotiate the prices or fail to honor the contracts. In such an event, our operating plans could be threatened. In addition, under our syndicated credit facility, a default or modification of the sales contracts could prohibit additional loans or require the repayment of outstanding loans. A termination or breach by a customer could delay the company's expansion plans and negatively impact our results of operations. The contracts are designed to limit the downside risk of metal prices at the risk of foregoing a portion of upside price potential should market prices exceed the price ceilings. See "Business and Properties - Current Operations - Sales and Hedging Activities" for additional information about the sales contracts.

SUBSTITUTION OF MATERIALS - USERS OF PGMS MAY SUBSTITUTE OTHER MATERIALS FOR PALLADIUM AND PLATINUM.

         High PGM prices may lead users of PGMs to substitute other materials for palladium and platinum. The automobile, electronics and dental industries are the three largest sources of palladium demand. In response to supply questions and high market prices for palladium, some automobile manufacturers may seek alternatives to palladium and may reduce their PGM purchases. There has been some substitution of other metals for palladium in the automobile, electronics and dental applications. Substitution in all of these industries may increase significantly if the PGM market prices rise or if supply becomes unreliable. Significant substitution for any reason could result in a material PGM price decrease, which would negatively impact our revenues.

LIMITED AVAILABILITY OF ADDITIONAL MINING PERSONNEL AND UNCERTAINTY OF LABOR RELATIONS - OUR OPERATIONS DEPEND SIGNIFICANTLY UPON THE AVAILABILITY OF QUALIFIED MINERS, AND IF WE ARE NOT ABLE TO ATTRACT AND RETAIN THESE MINERS, OUR PRODUCTION TARGETS MAY NOT BE MET.

         Our operations depend significantly on the availability of qualified miners. Historically, we have experienced high turnover with respect to our miners. In addition, we must compete for individuals skilled in the operation and development of mining properties. The number of such persons is limited, and significant competition exists to obtain their skills. We cannot be certain that we will be able to maintain an adequate supply of miners and other personnel or that our labor expenses will not increase as a result of a shortage in supply of such workers. We currently employ 456 miners and under the current operating plan expect to slightly decrease the number of miners within the next five years. Failure to maintain an adequate supply of miners could limit our ability to meet our contractual requirements. We currently have approximately 1,617 employees, about 998 of whom are covered by a collective bargaining agreement with PACE Local 8-001, expiring June 30, 2004. In January 2002, we recognized PACE as the exclusive bargaining representative for the hourly employees at the East Boulder Mine. We anticipate that labor contract negotiations will occur in 2002. In the event our employees were to engage in a strike or other work stoppage, we could experience a significant disruption of our operations and higher ongoing labor costs, which could limit our ability to meet our contractual requirements.

AVAILABILITY OF SURETY BONDS - IF THE COMPANY IS UNABLE TO OBTAIN SURETY BONDS TO COLLATERALIZE OUR RECLAMATION LIABILITIES, OUR OPERATING PERMITS MAY BE IMPACTED.

         We are required to post surety bonds to guarantee performance of reclamation activities at the Stillwater and East Boulder Mines. As a result of the terrorist activities on September 11, 2001, the total bonding capacity of the U.S. insurance industry has been severely reduced. In addition, the State of Montana has been requiring higher bonding levels at mining operations throughout the state. For example, the bonded amount at the East Boulder Mine is currently $4.0 million and we are in negotiations with the State of Montana which is requiring the bond to be increased to approximately $8 to $14 million. The Stillwater Mine currently posts a bond of $9.2 million which may require a substantial increase. In the event that increased bonding requirements are imposed and we are unable to obtain the required bonds, the ability to operate under existing operating permits could be adversely affected.

AVAILABILITY OF CASH - IF WE ARE UNABLE TO MEET PRODUCTION TARGETS UNDER THE REVISED OPERATING PLAN AND/OR CONTROL EXPENSES, THE COMPANY MAY NOT HAVE THE NECESSARY CASH AVAILABLE.

         The amount of cash available to us would be adversely affected if we are unable meet the production targets under the revised operating plan and/or control expenses. A drop in metal prices in the market would also negatively impact the amount of cash available to us. While we raised $60 million in a private offering of our common stock in January 2002, a portion of the proceeds from that offering must be used to address existing expenses, such as increased surety bond requirements and letter of credit requirements. In view of these uncertainties, we expect to continually monitor our liquidity position and seek appropriate financial and strategic transactions if required or as available at the time.

MINING RISKS AND POTENTIAL INADEQUACY OF INSURANCE COVERAGE - OUR BUSINESS IS SUBJECT TO SIGNIFICANT RISKS THAT MAY NOT BE COVERED BY INSURANCE.

         Underground mining and our milling, smelting and refining operations involve a number of risks and hazards, including:

o        unusual and unexpected rock formations,

o        ground or slope failures,

o        cave-ins and other mining or ground-related problems,

o        environmental hazards,

o        industrial accidents,

o        labor disputes,

o        metallurgical and other processing, smelting or refining problems,

o flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of God,

o        mechanical equipment and facility performance problems and

o        the availability of materials and equipment.

         Such risks could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. Fatalities have occurred at our mine since operations began in 1986. Industrial accidents could have a material adverse effect on our business and operations. We cannot be certain that this insurance will cover the risks associated with mining or that we will be able to maintain insurance to cover these risks at economically feasible premiums. We might also become subject to liability for environmental damage or other hazards which we cannot insure against or which we may elect not to insure against because of premium costs or other reasons. Losses from such events could have a negative impact on our business, financial condition and results of operations.

ADVERSE EFFECT OF GOVERNMENTAL REGULATIONS--CHANGES TO REGULATIONS AND COMPLIANCE WITH REGULATIONS COULD INCREASE COSTS AND CAUSE DELAYS.

         Our business is subject to extensive federal, state and local environmental controls and regulations, including the regulation of discharge of materials into the environment, disturbance of lands, threatened or endangered species and other environmental matters. These laws are continually changing and, as a general matter, are becoming more restrictive. Generally, compliance with these regulations requires us to obtain permits issued by Federal, state and local regulatory agencies. Certain permits require periodic renewal or review of their conditions. We cannot predict whether we will be able to renew such permits or whether material changes in permit conditions will be imposed. Nonrenewal of permits or the imposition of additional conditions could prohibit our ability to conduct its operations. See "Business and Properties - Regulatory and Environmental Matters".

         Compliance with existing and future environmental laws and regulations may require additional control measures and expenditures which we cannot predict. Environmental compliance requirements for new mines may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. Expansion may require new environmental permitting at the Stillwater Mine and mining and processing facilities at the East Boulder Mine. Private parties may pursue legal challenges of our permits. See "Business and Properties - Regulatory and Environmental Matters".

         Our activities are also subject to extensive federal, state and local laws and regulations governing matters relating to mine safety, occupational health, labor standards, prospecting, exploration, production, exports and taxes. Compliance with these and other laws and regulations could require significant capital outlays.

IMPORTANCE OF A SINGLE MINE--THE STILLWATER MINE IS THE COMPANY'S LARGEST SOURCE OF REVENUES.

         A significant portion of our revenues are currently derived from our mining operations at the Stillwater Mine. An interruption in operations at the Stillwater Mine or at any of our processing facilities would have a negative impact on our ability to generate revenues and profits in the future. A smaller portion of our revenues will be derived from our mining operations at the East Boulder Mine. Material factors that could cause an interruption in our operations at either mine include:

o        ground or slope failures,

o        cave-ins and other mining or ground-related problems,

o        industrial accidents,

o        mechanical equipment and facility performance problems and

o        the availability of materials and equipment.

UNCERTAINTY OF TITLE TO PROPERTIES - THE VALIDITY OF UNPATENTED MINING CLAIMS IS SUBJECT TO TITLE RISK.

         We have a number of unpatented mining claims. See "Business and Properties - Current Operations - Title and Royalties". The validity of unpatented mining claims on public lands, which constitute most of our property holdings, is often uncertain and may be contested and subject to title defects. Unpatented mining claims may be located on U.S. federal public lands open to appropriation, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and is always subject to challenges of third parties or contests by the federal government. The validity of an unpatented mining claim or millsite, in terms of its location and its maintenance, depends on strict compliance with a complex body of federal and state statutory and decisional law and, for unpatented mining claims, the existence of a discovery of valuable minerals. In addition, few public records exist to definitively control the issues of validity and ownership of unpatented mining claims or millsites. While we have obtained various reports, opinions and certificates of title for some of the unpatented mining claims or millsites we own or to which we have the rights in accordance with what we believe is industry practice, we cannot be certain that the title to any of our claims may not be defective. See "Business and Properties - PGM Ore Reserves".

DIFFICULTY OF ESTIMATING RESERVES ACCURATELY - RESERVES ARE VERY DIFFICULT TO ESTIMATE AND RESERVE ESTIMATES MAY REQUIRE ADJUSTMENT IN THE FUTURE; CHANGES IN ORE GRADES COULD MATERIALLY IMPACT OUR PRODUCTION.

         Ore reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from limited drilling, which may prove unreliable. Reserve estimates are expressions of judgment based on knowledge, experience and industry practice. We cannot be certain that our estimated ore reserves are accurate, and future production experience could differ materially from such estimates. Should we encounter mineralization or formations at any of our mines or projects different from those predicted by drilling, sampling and similar examinations, reserve estimates may have to be adjusted and mining plans may have to be altered in a way that might adversely affect our operations. Declines in the market prices of platinum group metals may render the mining of some or all of our ore reserves uneconomic. The grade of ore may vary significantly from time to time and between the Stillwater Mine and the East Boulder Mine, as well as with any operation. We cannot give any assurances that any particular level of metal may be recovered from the ore reserves. Moreover, short-term factors relating to the ore reserves, such as the need for additional development of the orebody or the processing of new or different grades, may impair our profitability in any particular accounting period.

COMPLEXITY OF PROCESSING PLATINUM GROUP METALS - THE COMPLEXITY OF PROCESSING POSES OPERATIONAL AND ENVIRONMENTAL RISKS IN ADDITION TO TYPICAL MINING RISKS.

         Producers of platinum group metals are required to conduct processing procedures and construct and operate additional facilities beyond those for gold and silver producers. In addition to concentration facilities at the mine site, we operate our own smelting and refining facilities in Columbus, Montana to produce a filter cake that is shipped for final refining by a third party refiner. The operations of a smelter and refinery by us require environmental steps and operational expertise not required of most other precious metals producers. This additional complexity of operations poses additional operational and environmental risks, such as solution spills, the release of sulfur dioxide from the storage vessels and product spills in transportation.

                        EXECUTIVE OFFICERS OF THE COMPANY

         Set forth below is certain information concerning the individuals who are executive officers of the company.

    Name                              Age     Position
    ----                              ---     --------
    Francis R. McAllister             59      Chairman of the Board and Chief Executive Officer
    James A. Sabala                   47      Vice President and Chief Financial Officer
    John R. Stark                     49      Vice President, Human Resources, Secretary and Corporate Counsel
    Ronald W. Clayton                 43      Vice President, Stillwater Mine Operations
    Robert M. Taylor                  50      Vice President, East Boulder Mine Operations

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

         JAMES A. SABALA was appointed Vice President and Chief Financial Officer of the company effective April 1, 1998. Prior to joining the company, Mr. Sabala was with Coeur d'Alene Mines Corporation from 1981 to 1998, most recently as Senior Vice President and Chief Financial Officer from 1989 to 1998. Prior to joining Coeur d'Alene Mines, Mr. Sabala was with Price Waterhouse & Co. as a Certified Public Accountant. He received a Bachelor of Science in Business, summa cum laude, with a major in Accounting from the University of Idaho.

         JOHN R. STARK was appointed Vice President, Human Resources on September 21, 1999 and was subsequently appointed Secretary and Legal Counsel on May 29, 2001 and July 17, 2001, respectively. Mr. Stark has a varied background in corporate administrations and human resources. He was previously with Molycorp, Inc. since 1996 as Manager of Sales and Administration; Western Mobile, Inc., an international construction material supplier, from 1992 to 1996; and with AMAX Inc. for 13 years until 1992. Mr. Stark received his Juris Doctor degree from the University of Denver School of Law and holds a Bachelor of Arts degree in economics from the University of Montana.

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

         ROBERT M. TAYLOR is currently Vice President, East Boulder Operations. Mr. Taylor joined the company in May 2000 after 6 years at MRDI, a division of AGRA - Simons Ltd. From 1994 to 2000, as Vice President, Mr. Taylor conducted feasibility studies, operational and planning reviews and mine planning, and from 1994 through 1996, Mr. Taylor was assigned to Zambia Consolidated Copper Mines Ltd. as Mine Manager of the Baluba Flat Mine. From 1991 to 1994, Mr. Taylor was an independent consultant, managing project evaluations and due diligence reviews. Mr. Taylor was employed by Freeport Indonesia in various engineering and superintendent roles at the Grasberg copper mine in Indonesia from 1986 through 1991. Mr. Taylor's past positions included chief engineer at Federal American Partners, senior production engineer at United Nuclear Corp. and shift boss and associate engineer at AMAX Inc.'s molybdenum mines. Mr. Taylor received a Bachelor of Science degree in Mine Engineering from the Colorado School of Mines.

         HARRY C. SMITH was appointed President and Chief Operating Officer effective August 30, 1999, and has responsibility for the company's Montana operations. Mr. Smith was most recently Group General Manager and Senior Vice President North America for BHP Copper in Tucson, Arizona from 1996 to 1998. Prior to the acquisition of Magma Copper Company by BHP Copper in 1996, he was Vice President of Magma Copper and President of Magma Nevada Mining Company for four years. His underground mining experience includes over 20 years in positions of increasing responsibility in the areas of production, mine development, concentrating and maintenance. Mr. Smith holds a Bachelor's Degree in Geology from Whittier College. Mr. Smith resigned from the company on December 17, 2001.

         Set forth below is certain information concerning other officers of the company:

         CHRISTOPHER H. ALLEN is currently Vice President, Environmental and Government Affairs. Prior to becoming Vice President in 1998, he served the company as Director of Safety and Environmental Affairs from 1997 to 1998, as Manager of Safety and Environmental Affairs from 1994 to 1997 and as Safety Manager from 1993 to 1994. Prior to joining the company, he was Manager of Health and Safety for P.T. Freeport Indonesia Incorporated from 1991 to 1993, and prior to that he was with FMC Gold Corporation and FMC Corporation from 1986 to 1991 in a number of roles with increasing responsibility in the areas of safety and environmental affairs. He received a Bachelor of Science in Public Health from Utah State University.

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

                                     ITEM 3

                                LEGAL PROCEEDINGS

         The company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company's consolidated financial position, results of operations or liquidity. Please see "Business and Properties Current Operations - Regulatory and Environmental Matters Permitting and Reclamation" for a discussion of the Montana DEQ complaint.

                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

                                     ITEM 5

                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         The company's common shares are traded on the New York Stock Exchange, Inc. ("NYSE") under the trading symbol "SWC." For the period from January 1, 2000 through December 31, 2001, the high and low sales prices for the company's common stock for each quarter as reported by the American Stock Exchange prior to June 26, 2001 and by the New York Stock Exchange from and after on June 26, 2001, were:

     2001                         HIGH         LOW
                                --------     --------

     First Quarter              $  40.30     $  25.25
     Second Quarter                37.10        23.77
     Third Quarter                 29.40        19.75
     Fourth Quarter                22.50        14.20

     2000                         HIGH         LOW
                                --------     --------

     First Quarter              $  50.81     $  28.13
     Second Quarter                42.44        24.25
     Third Quarter                 34.56        24.56
     Fourth Quarter                40.28        24.50

    During the fiscal years 2001, 2000 and 1999 the company did not sell any securities which were not registered under the Securities Act.

         STOCKHOLDERS. As of March 1, 2002, the company had 525 stockholders of record.

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

                                     ITEM 6

                      SELECTED FINANCIAL AND OPERATING DATA

(in thousands, except per share amounts)                      2001           2000           1999           1998           1997
                                                           ----------     ----------     ----------     ----------     ----------
INCOME STATEMENT
Revenues (1)                                               $  277,381     $  225,232     $  150,691     $  106,723     $   76,877
                                                           ----------     ----------     ----------     ----------     ----------
Costs and expenses
    Cost of metals sold (1)                                   134,430        103,902         79,395         66,793         67,948
    Depreciation and amortization                              23,722         17,623         13,557         11,642         11,658
                                                           ----------     ----------     ----------     ----------     ----------
    Total cost of sales                                       158,152        121,525         92,952         78,435         79,606
    General and administrative expenses                        22,342          9,753          7,305          5,102          3,479
    Restructuring costs                                        10,974             --             --             --             --
    Legal settlement                                            1,684             --             --             --             --
                                                           ----------     ----------     ----------     ----------     ----------
    Total costs and expenses                                  193,152        131,278        100,257         83,537         83,085
                                                           ----------     ----------     ----------     ----------     ----------
Operating income (loss)                                        84,229         93,954         50,434         23,186         (6,208)
Interest income                                                 1,900          1,095          1,048          1,354          1,073
Interest expense, net of capitalized interest (2)                  --             --           (137)        (2,774)        (3,608)
                                                           ----------     ----------     ----------     ----------     ----------
Income (loss) before income taxes and
    cumulative effect of accounting change                     86,129         95,049         51,345         21,766         (8,743)
Income tax (provision) benefit                                (20,325)       (27,150)       (14,174)        (8,380)         3,366
                                                           ----------     ----------     ----------     ----------     ----------
Income (loss) before cumulative effect of accounting
    change                                                     65,804         67,899         37,171         13,386         (5,377)
Cumulative effect of accounting change, net of income
    taxes (1)                                                      --         (6,435)            --             --             --
                                                           ----------     ----------     ----------     ----------     ----------
Net income (loss)                                          $   65,804     $   61,464     $   37,171     $   13,386     $   (5,377)
                                                           ----------     ----------     ----------     ----------     ----------
Other comprehensive income                                     12,872             --             --             --             --
                                                           ----------     ----------     ----------     ----------     ----------
Comprehensive income (loss)                                $   78,676     $   61,464     $   37,171     $   13,386     $   (5,377)
                                                           ----------     ----------     ----------     ----------     ----------

BASIC EARNINGS PER SHARE
Income (loss) before cumulative effect of
    accounting change                                      $     1.70     $     1.76     $     1.01     $     0.43     $    (0.18)
Cumulative effect of accounting change (1)                         --          (0.16)            --             --             --
                                                           ----------     ----------     ----------     ----------     ----------
Net income (loss)                                          $     1.70     $     1.60     $     1.01     $     0.43     $    (0.18)
                                                           ----------     ----------     ----------     ----------     ----------
DILUTED EARNINGS PER SHARE
Income (loss) before cumulative effect of
    accounting change                                      $     1.68     $     1.73     $     0.96     $     0.38     $    (0.18)
Cumulative effect of accounting change (1)                         --          (0.16)            --             --             --
                                                           ----------     ----------     ----------     ----------     ----------
Net income (loss)                                          $     1.68     $     1.57     $     0.96     $     0.38     $    (0.18)
                                                           ----------     ----------     ----------     ----------     ----------
Weighted average common shares outstanding
    Basic                                                      38,732         38,507         36,758         31,472         30,435
    Diluted                                                    39,214         39,250         38,597         35,019         30,435
                                                           ----------     ----------     ----------     ----------     ----------
CASH FLOW DATA
Net cash provided by (used in) operating activities        $  106,792     $  117,674     $   67,818     $   31,090     $   (1,889)
Capital expenditures (3)                                      197,155        198,060        194,253         77,963         15,110
                                                           ----------     ----------     ----------     ----------     ----------
BALANCE SHEET DATA
Current assets                                             $   85,790     $   74,155     $   45,710     $   85,378     $   35,303
Total assets                                                  868,221        679,026        478,838        335,937        229,219
Current liabilities                                            63,507         59,195         36,989         26,617         12,249
Long-term debt and capital lease obligations                  246,803        157,256         84,404         58,992         61,513
Shareholders' equity                                          475,123        400,614        323,104        228,007        141,392
Working capital                                                22,283         14,960          8,721         58,761         23,054
                                                           ----------     ----------     ----------     ----------     ----------

(FOOTNOTES ON FOLLOWING PAGE)

(in thousands, except per share amounts)                2001       2000       1999       1998       1997
                                                       ------     ------     ------     ------     ------

OPERATING DATA

STILLWATER MINE:

Tons milled (4)                                           912        756        689        719        577
Mill head grade (5)                                      0.62       0.64       0.66       0.69       0.70

Ounces of palladium produced                              388        330        315        340        271
Ounces of platinum produced                               116        100         94        104         84
                                                       ------     ------     ------     ------     ------
    Total ounces produced (6)                             504        430        409        444        355
                                                       ------     ------     ------     ------     ------

EAST BOULDER MINE:

Tons milled (8)                                            85         --         --         --         --
Development mill head grade (9)                          0.31         --         --         --         --

Ounces of palladium produced                               17         --         --         --         --
Ounces of platinum produced                                 5         --         --         --         --
                                                       ------     ------     ------     ------     ------
    Total ounces produced (10)                             22         --         --         --         --
                                                       ------     ------     ------     ------     ------

SALES DATA

Ounces of palladium sold                                  391        324        314        337        288
Ounces of platinum sold                                   114        100         94        103         91
                                                       ------     ------     ------     ------     ------
    Total ounces sold (6)                                 505        424        408        440        379
                                                       ------     ------     ------     ------     ------

PRICE AND COST DATA (7)
Average realized price per palladium ounce             $  570     $  560     $  372     $  202     $  144
Average realized price per platinum ounce                 498        481        383        377        388
Combined average realized price per ounce                 554        541        375        243        203

Average market price per palladium ounce               $  604     $  680     $  358     $  286     $  178
Average market price per platinum ounce                   529        544        377        372        395
Combined average market price per ounce                   586        649        362        304        230

Total cash costs per ton milled                        $  146     $  150     $  117     $   93     $  107
Total cash costs per ounce produced                       264        264        198        151        174
Total production costs per ounce produced                 311        305        231        178        207

    (1) Revenues consist of the sales revenue for palladium and platinum, including any hedging gain or loss, and are reduced by sales discounts associated with long-term sales contracts. Byproduct metals revenue and secondary materials processing revenue are included as a reduction of cost of metals sold rather than an increase in revenue. The company has credited byproduct revenues against operating costs of $8.2 million, $8.6 million, $7.0 million, $6.5 million and $2.7 million in years 2001, 2000, 1999, 1998 and 1997, respectively. The company has credited secondary materials processing revenue against operating costs of $2.0 million, $1.2 million, $0.4 million, $0.1 million and $0 in years 2001, 2000, 1999, 1998 and 1997, respectively. Additionally, effective January 1, 2000, the company changed its method of accounting for revenue recognition. Pursuant to the implementation of Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable. Under the terms of sales contracts and purchase orders received from customers, the company recognizes revenue when the product is in a refined and saleable form and title passes, which is typically when the product is transferred from the account of the company to the account of the customer. Sales discounts are recognized when the related revenue is recorded. The company previously recognized revenue when product was shipped from the company's refinery to an external refiner. The implementation of SAB No. 101 was treated as a change in accounting principle with the cumulative effect of the change on retained earnings at the beginning of 2000 included in restated net income of the first interim period of 2000. The effect of the accounting change on 2000 was to decrease net income by approximately $10.3 million ($0.26 per basic and diluted share), which includes the cumulative effect of $6.4 million ($0.16 per basic and diluted share). The $6.4 million cumulative effect adjustment included $26 million of revenue previously recognized in 1999. Assuming the accounting change had been applied retroactively, the unaudited pro forma effect would have been a decrease in net income of $2.2 million ($0.06 per basic and $0.05 per diluted share) in 1999, a decrease in net income of $4.0 million ($0.13 per basic and $0.11 per diluted share) in 1998 and the effect would not be material in 1997.

    (2) Capitalized interest for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 totaled $17.8 million, $15.7 million, $4.6 million, $2.1 million and $1.5 million, respectively.

    (3) Aggregate capital expenditures related to expansion plans were $104.1 million, $108.8 million, $145.9 million, $49.9 million and $2.9 million in 2001, 2000, 1999, 1998 and 1997.

    (4) Tons milled represent the number of grade-bearing tons of ore and sub-grade material fed to the concentrator.

    (5) Mill head grade is presented as ounces of palladium and platinum combined per ton.

    (6) Ounces produced is defined as the number of ounces shipped from the concentrator during the period reduced by losses expected to be incurred in subsequent smelting and refining processes. Differences in ounces produced and ounces sold are caused by the length of time required by the smelting and refining processes.

    (7) Combined average realized price and market prices of palladium and platinum are reported at the same ratio as ounces are produced from the refinery. Total cash costs include costs of mining, processing and administrative expenses at the mine site (including overhead, taxes other than income taxes, royalties and credits for metals produced other than palladium and platinum.) Total production costs include total cash costs plus depreciation and amortization. Income taxes, corporate general and administrative expenses and interest income and expense are not included in either total cash costs or total production costs.

    (8) Tons milled represent the number of grade-bearing tons of development material fed to the concentrator.

    (9) Mill head grade is presented as ounces of palladium and platinum combined per ton. Test batches of development material containing low-grade PGMs were processed through the concentrator.

    (10) The ounces recovered from the East Boulder Mine were generated from construction and development activities. Proceeds generated from the ounces were credited against capitalized mine development.

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

PRODUCTION

         The company's production of palladium and platinum is a result of the tons of ore mined, the mill head grade and metallurgical recovery. The company measures its mine production by ounces contained in concentrate when shipped to the company's smelter, which generally occurs within four days of the ore being mined. Shipment from the metal refinery to a third-party refiner generally occurs within 15 to 18 days of mining. Approximately 30 days elapse between the time ore is extracted from the Stillwater Mine and the time ounces of precious metal contained in that ore are made available to the company for sale by a third-party refiner. Because of the length of the processing cycle and the different cutoff points for identifying production and sales, production may not always correspond to sales in a particular accounting period. However, any production not shipped from the metal refinery at the end of an accounting period is generally shipped during the first two weeks of the subsequent period. The company records revenue when title passes to its customers.

         The ore grade of the company's reserves is an average of the composite of all samples, as is common in an underground mine, the grade mined and the recovery rate achieved will vary from period to period. In particular, mill head grade can be expected to vary by up to 10% from quarter to quarter. During 2001, 2000 and 1999, the average mill head grade of total tons processed from the Stillwater Mine was 0.62, 0.64 and 0.66 ounce of PGMs per ton of ore, respectively.

REVENUE

         The company's revenue and earnings are significantly influenced by worldwide prices of palladium and platinum, which can be volatile and over which the company has no control. Sales to significant customers represented approximately 96%, 91% and 80% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. The company sells its metals to a small number of customers and brokers; however, the company could, if the need were to arise, readily sell its metal in markets throughout the world.

         From time to time, the company uses basic hedging techniques involving fixed forwards, cashless put and call option collars and financially settled forwards attempt to lock in prices for its production, benefit from price increases and protect against price decreases for a portion of its production. Terminal markets exist for both metals and prices are established as metal is traded each day. Such hedging contracts will also preclude the company from obtaining the benefit of increased market prices for its metals. As a result, the company's revenues were unfavorably impacted in 2001, 2000 and 1999. See "Business and Properties - Sales and Hedging Activities."

         The company may continue to use forward contract and put and call option strategies to reduce the effect of metal price volatility on its financial results. As of December 31, 2001, the company had no metal committed under either forward delivery contracts or put and call option strategies for delivery in future years. The company's put and call options are financially settled at maturity. The company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the company's hedge contract prices by a predetermined margin limit.

                              RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         PGM Production. During 2001, the Stillwater Mine produced approximately 388,000 ounces of palladium and approximately 116,000 ounces of platinum, respectively, compared with approximately 330,000 ounces of palladium and approximately 100,000 ounces of platinum during 2000. The increase was due to a 21% increase in tons milled at the Stillwater Mine in 2001 compared to 2000, offset by a 3% decrease in the average grade of material milled.

         Revenues. Revenues were $277.4 million for the year ended December 31, 2001 compared with $225.2 million in 2000, an increase of 23% and were the result of an increase in higher realized PGM prices of 2% and a 17% higher production level.

         Palladium sales increased to approximately 391,000 ounces in 2001 from approximately 324,000 ounces in 2000. Platinum sales increased to approximately 114,000 ounces in 2001 from approximately 100,000 ounces in 2000. As a result, the total quantity of metal sold increased 19% to approximately 505,000 ounces in 2001 from approximately 424,000 ounces in 2000.

         The combined average realized price per ounce of palladium and platinum sold in 2001 increased 2% to $554 per ounce, compared to $541 per ounce in 2000. The combined average market price decreased 10% to $586 per ounce in 2001, compared with $649 per ounce in 2000. The average realized price per ounce of palladium was $570 per ounce in 2001 compared to $560 per ounce for 2000, while the average market price decreased 11% to $604 per ounce in 2001 from $680 per ounce in 2000. The average realized price per ounce of platinum sold was $498 per ounce in 2001, compared with $481 per ounce in 2000. The platinum average market price was $529 per ounce in 2001 compared to $544 per ounce in 2000.

         Costs and Expenses. Total cash costs per ounce in the year ended December 31, 2001 were $264 per ounce and were comparable to the cash costs per ounce in the year ended December 31, 2000. The cash costs per ounce are comparable as a result of increased production and lower royalties and taxes associated with lower average market prices, offset by increased mine overhead costs and decreased byproduct credits. Total production costs per ounce increased $6, or 2% to $311 per ounce from $305 per ounce due to an increase in non-cash costs of $6 per ounce related to increased production and a higher depreciable capital base. General and administrative expenses increased $12.6 million primarily as a result of $7.5 million of increased administrative support required to transition the company from a single site producer to a multi-location producer, $3.3 million related to consulting services and $1.7 million associated with management realignment. The company incurred a $1.7 million expense related to a settlement of a legal dispute with a terminated refining contract. The company also accrued $11 million in restructuring costs associated with the revised plan implemented during the year.

         Income Taxes. The company has provided for income taxes of $20.3 million, or 23.6% of pretax income, for the year ended December 31, 2001 compared to $27.2 million, or 28.5% of pretax income, for the year ended December 31, 2000. The reduction in the effective tax rate is the result of a change in the treatment of mine development costs that will allow the company to increase depletion expense for tax purposes.

         Net Income. The company's net income for 2001 was $65.8 million, or $1.68 per diluted share compared with net income of $61.5 million, or $1.57 per diluted share in 2000.

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

         Revenues. Revenues were $225.2 million for the year ended December 31, 2000 compared with $150.7 million in 1999, an increase of 49% and were the result of an increase in higher realized PGM prices of 44% and a 5% higher production level.

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

         Income Taxes. As a result of increased operating income, the company has provided for income taxes of $27.2 million, or 28.5% of pretax income, for the year ended December 31, 2000 compared to $14.2 million, or 28% of pretax income, for the year ended December 31, 1999.

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

         Net Income. The company's net income for 2000 was $61.5 million, or $1.57 per diluted share compared with net income of $37.2 million, or $0.96 per diluted share in 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

         The company's working capital at December 31, 2001 was $22.3 million compared to $15.0 million at December 31, 2000. The ratio of current assets to current liabilities was 1.4 at December 31, 2001, compared to 1.3 at December 31, 2000.

         Net cash provided by operations for the year ended December 31, 2001 was $106.8 million compared with $117.7 million in 2000, a decrease of $10.9 million. The decrease was primarily a result of increased net income of $4.3 million, an increase in non-cash expenses of $4.0 million and an increase in net operating assets and liabilities of $19.2 million in 2001 compared to 2000.

         A total of $195.6 million of cash was used in investing activities in 2001 compared to $191.5 million in 2000 and is due to the capital expenditures incurred in the development of the East Boulder Mine, the Stillwater Mine expansion and the expansion of the Columbus smelter and refinery and ancillary facilities.

         For the year ended December 31, 2001, cash flow from financing activities was $85.6 million compared to $89.2 million for the year ended December 31, 2000. The financing activities in 2001 were primarily attributed to net borrowings of $225.0 million under the company's $250 million credit facility, offset by a repayment of $125.0 million on the company's prior credit facility and a net reduction in metals repurchase agreements of $9.4 million.

         As a result of the above, cash and cash equivalents decreased by $3.3 million for the year ended December 31, 2001, compared with an increase of $15.4 million in the comparable period of 2000.

         In connection with the expansion of the Stillwater Mine and development of the East Boulder Mine, the company invested approximately $104.1 million in capital items, including capitalized interest of $17.8 million during 2001. During 2002, the company expects to invest approximately $77 million in capital items, including capitalized interest.

         With the decline in the price of metals throughout 2001 and the announcement of the optimization plan in the fourth quarter of 2001, the company recognized that its cash on hand, cash flow from operating activities and remaining available borrowings would not cover planned capital expenditures. Through the optimization plan, the company sought to substantially reduce its capital expenditures while maintaining an acceptable level of production, thereby placing itself in a position of flexibility for the future if and as circumstances warrant. In view of the uncertainties concerning the market prices for metals and the need for greater access to cash to cover unanticipated problems, the company determined that it was appropriate to consider available alternatives for the raising of capital.

         In February 2001, the company entered into a $250 million credit facility with a syndicate of financial institutions which repaid and replaced a previous $175 million bank facility. The facility was amended in June 2001 and again as of November 2001. The facility provides for a $65 million five-year term loan facility, a $135 million seven-year term loan facility and a $50 million revolving credit facility. Amortization of the term loan facilities commenced on March 31, 2002. The final maturity of the five-year term loan facility and revolving credit facility is December 30, 2005. The seven-year term loan facility final maturity date is December 31, 2007.

         The loans are required to be prepaid from excess cash flow, proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Proceeds of the term loan facility are being used to finance a portion of the expansion plan. Proceeds of the revolving credit facility are being used for general corporate and working capital needs. At the company's option, the credit facility bears interest at the London Interbank Offered Rate (LIBOR) or an alternate base rate, in each case plus a margin of 2.5% to 3.75% which is adjusted depending upon the company's ratio of debt to operating cash flow. Substantially all the property and assets of the company and the stock of the company are pledged as security for the credit facility.

         Covenants in the credit facility restrict: (1) additional indebtedness;
(2) payment of dividends or redemption of capital stock; (3) liens; (4) investment, acquisitions, dispositions or mergers; (5) transactions with affiliates; (6) capital expenditures (other than those associated with the revised plan); (7) refinancing or prepayment of subordinated debt; (8) changes in the nature of business conducted or ceasing operations at the principal operating properties; and (9) commodities hedging to no more than 90% of annual palladium production and 75% of annual platinum production (excluding the sales covered by the company's marketing contracts and similar agreements). The company is also subject to financial covenants including a debt to operating cash flow ratio, a debt service coverage ratio and a debt to equity ratio. In November 2001, certain of the covenants were amended to align the credit agreement with the company's revised business plan.

         Events of default include: (1) a cross-default to other indebtedness of the company; (2) any material modification to the life-of-mine plans; (3) a change of control of the company; (4) the failure to maintain agreed-upon annual PGM production levels or (5) any breach or modification of any of the sales contracts.

         On January 31, 2002, the company completed a $60 million private placement of its common stock involving approximately 4.3 million shares or approximately 10% of the outstanding shares after such issuance. The price per share represents an approximate 10% discount from the closing price of $15.61 on January 29, 2002. Proceeds from the offering were approximately $54.4 million, net of offering costs of $5.6 million. The proceeds will be used to pay down the $25 million revolving credit facility and the remaining will be used for general corporate purposes.

         The company's program in recent years to expand the Stillwater Mine and develop the East Boulder Mine has been curtailed under the optimization plan due to substantially reduced cash flow as a result of lower metal prices. The company is focused on reducing its operating costs and attempting to achieve the production goals under its optimization plan, as to which there can be no assurance. The company's cash flow from operating activities will depend on its success in these areas. $25 million of the proceeds from the private placement was used to reduce the bank revolving credit facility, which amount remains available to the company for future borrowings. An additional $25 million may also be borrowed under the revolving credit facility, subject to compliance with various covenants. The company anticipates that a substantial rise in the cost of posting surety bonds or collateral, due to changing surety bond markets, may also adversely affect its liquidity in the future. In view of these needs and uncertainties, the company expects that it will continually monitor its liquidity position and seek appropriate financial or strategic alternatives if required or as are available at the time. In addition, the company may, from time to time, also seek to raise additional capital from the public or private securities markets or from other sources for general corporate purposes and for investments beyond the scope of the current phase of its current operating plans.

MARKET RISK

         The company may from time to time utilize derivative instruments to manage financial risk. The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company, and Mitsubishi Corporation. The contracts apply to a portion of the company's production over the nine-year period through December 2010 and to provide floor and ceiling price structure. See "Business and Properties - Current Operations - Sales and Hedging Activities".


                            ENVIRONMENTAL OBLIGATIONS

         The company's environmental expenses were $1.1 million, $0.8 million and $0.7 million for 2001, 2000 and 1999, respectively. The company had capital expenditures for environmental facilities during 2001, 2000 and 1999 of $3.7 million, $22.0 million and $13.9 million, respectively. The company's ongoing operating expenditures for environmental compliance are expected to be approximately $1.1 million per year.

         At December 31, 2001, the company was required to post surety bonds with the State of Montana in the amount of $13.2 million, which also represents the company's current estimate of mine closure and reclamation costs for current operations. The company does not believe that costs will materially exceed this estimate. The company is accruing for reclamation costs over the life of the Stillwater Mine based on current production levels and estimated proven and probable reserves. As of December 31, 2001, the accrued liability was $1.4 million compared to $1.1 million at December 31, 2000. The company periodically reviews the adequacy of its reclamation and mine closure obligations in light of current laws and regulations and will adjust its estimate as necessary.



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

METHOD OF CALCULATING PROBABLE RESERVES

         On December 18, 2001, we filed a "shelf" registration statement with the Securities and Exchange Commission, which was subsequently amended on February 7, 2002 and February 28, 2002. In connection with the SEC's review of the registration statement, the SEC has taken the position that our method of calculating probable reserves of palladium and platinum does not conform with their interpretation of industry standards and has insisted that we re-designate our probable reserves as mineralized material. We believe our methodology is in conformity with SEC reporting guidelines and are currently engaged in a discussion with the SEC regarding our methodology.

         Since going public in 1994, we have continuously used the same methodology for calculating probable reserves. Since 1994, our methodology for determining probable reserves has been reviewed, and agreed to, by Behre Dolbear & Company, Inc., independent consultants, who have been experts in mining, geology and ore reserve determination for more than 90 years. In addition, Behre Dolbear & Company has retained an additional independent consultant who has confirmed its opinion and ore reserve estimation methodology. Over the approximately 16 years of actual mining experience, the probable reserves have consistently been converted into proven reserves.

         Re-designating all or a portion of our probable reserves as mineralized material as the SEC has requested could have a material effect on us. It would result in a reduction to net income and property, plant and equipment in the year 2001 and could require us to restate our financial statements for prior years. The re-designation of our probable reserves could also result in a violation of, or a default under, our credit facility. See "Business and Properties - Risk Factors - Method of Calculating Probable Reserves - We are engaged in discussions with the SEC concerning our method for calculating probable reserves."

CRITICAL ACCOUNTING POLICIES

Asset Impairment

         The company follows Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposed of. The company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured as the amount by which the asset-carrying value exceeds fair value. Fair value is determined using estimated discounted future cash flow analysis. Future cash flows include estimates of recoverable ounces, platinum and palladium prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation expenditures, all based on detailed life-of-mine plans derived from engineering reports. In estimating future cash flows, assets are grouped together at each individual mine property which is the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions such as declining PGM prices, lower than expected recoverable ounces, and/or the company's performance could have a material effect on the company's ability to recover the carrying amounts of its long lived assets resulting in potential impairment charges. As of December 31, 2001, the company does not believe that any impairments of its long-lived assets have occurred.

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

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The company expects the deferred tax assets at December 31, 2001 to be realized as a result of projected income from future operations and reversal of existing taxable temporary differences. Any differences between the assumptions used in management's analysis and market conditions, such as declining PGM prices and lower recoverable ounces, that would effect the company's future taxable income could have a material effect on the ability of the company to fully realize the benefit of its deferred tax assets. There was no valuation allowance recorded at December 31, 2001 because it is more likely than not that all deferred tax assets will be realized.

Reclamation Liabilities

         Post-closure reclamation and site restoration costs are estimated based on environmental regulatory requirements and are accrued ratably over the life of the mine using a units-of-production method. At December 31, 2001, the company was required to post surety bonds with the State of Montana in the amount of $13.2 million, which also represents the company's current estimate of mine closure and reclamation costs for current operations. Any differences between the required bonded amounts and actual post-closure reclamation and site restoration costs could have a material effect on the company's estimated liability resulting in an increase in the recorded amount. The accrued reclamation liability was approximately $1.4 million at December 31, 2001.

Hedging Program

         Effective January 1, 2001, the company adopted the FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. SFAS Nos. 133 and 138 require that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The company primarily uses derivatives to hedge metal prices. As of December 31, 2001 substantially all outstanding derivative instruments have been closed and cash has been received. The associated gains will be deferred until the original settlement dates.

                                     ITEM 7A
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The company is exposed to market risk, including the effects of adverse changes in metal prices and interest rates as discussed below.

COMMODITY PRICE RISK

         The company produces and sells palladium, platinum and associated byproduct metals directly to its customers and also through third parties. As a result, financial risks are materially affected when prices for these commodities fluctuate. In order to manage commodity price risk and to reduce the impact of fluctuation in prices, the company enters into long-term contracts and uses various derivative financial instruments. Because the company hedges only with instruments that have a high correlation with the value of the hedged transactions, changes in derivatives' fair value are expected to be offset by changes in the value of the hedged transaction.

         The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts apply to the portions of the company's production over the period through December 2010 and provide for a floor and ceiling price structure. See "Business and Properties- Sales and Hedging Activities".

         As of December 31, 2001, the company had no metal committed for future delivery under either forward delivery contracts or under put and call option strategies. The company utilizes financially settled forwards and cashless put and call option collars. Under financially settled forwards, at each settlement date, the company receives the difference between the forward price and the market price if the market price is below the forward price and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company's financially settled forwards are settled at maturity. Under cashless put and call option collars, at each settlement, the company receives the difference between the put price and the market price if the market price is below the put price and the company pays the difference between the call price and the market price of the market price is above the call price. Substantially all financially settled forwards outstanding at December 31, 2001 have been closed and cash has been received. The associated gains will be deferred until the original settlement dates on the contracts.

INTEREST RATE RISK

         At the present time, the company has no financial instruments in place to manage the impact of changes in interest rates. Therefore, the company is exposed to changes in interest rates on the portion of its credit facility which carries a variable interest rate based upon LIBOR. At the company's option, the credit facility bears interest at LIBOR, or an alternate base rate, in each case plus a margin of 2.5% to 3.75% which is adjusted depending upon the company's ratio of debt to operating cash flow. The company's credit facility provides for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term B) and a $50 million revolving credit facility. The final maturity of the Term A and revolving credit facility is December 30, 2005, while the Term B facility final maturity date is December 31, 2007. As of December 31, 2001, the company had $65.0 million, $134.7 million and $25.0 million outstanding under the Term A, Term B and revolving loan facilities, respectively, bearing interest at 6.125%, 7.25% and 4.69% for the Term A, Term B and revolving loan facilities, respectively.

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


                               Francis R. McAllister
                               Chairman of the Board and Chief Executive Officer


                               James A. Sabala
                               Vice President and Chief Financial Officer

             REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS



The Company's Audit Committee is comprised of three independent members. Each member is able to read and understand fundamental financial statements and at least one of who has past employment experience in finance or accounting or other comparable experience. The Audit Committee reviews the accounting principles and procedures of the Company and its annual financial reports and statements, recommends to the Board of Directors the engagement of the Company's independent accountants, reviews with the independent accountants the plans and results of the auditing engagement and considers the independence of the Company's auditors.

The main function of the Audit Committee is to ensure that effective accounting policies are implemented and that internal controls are put in place in order to deter fraud, anticipate financial risks and promote accurate, high quality and timely disclosure of financial and other material information to the public markets, the Board and the stockholders. The Audit Committee also reviews and recommends to the Board the approval of the annual financial statements and provides a forum, independent of management, where the Company's auditors can communicate any issues of concern.

The independent members of the Audit Committee believe that the present composition of the Committee accomplishes all of the necessary goals and functions of an audit committee as recommended by the Blue Ribbon Committee on Improving the Effectiveness of Corporate Audit Committees and adopted by the U.S. stock exchanges and the Securities & Exchange Commission. In accordance with the promulgated new rules regarding audit committees, the Audit Committee has adopted a formal, written charter approved by the full Board of Directors of the Company. The charter specifies the scope of the Audit Committee's responsibilities and how it should carry out those responsibilities. The Audit Committee has reviewed and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2001, with the Company's management. The Audit Committee has discussed with KPMG LLP, the Company's independent public accountants, the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). The Audit Committee has also received the written disclosures and the letter from KPMG LLP required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees), has considered whether the provision of non-audit services provided by KPMG LLP to the Company is compatible with maintaining KPMG LLP's independence and has discussed the independence of KPMG LLP with that firm.

Based on the review and discussions with the Company's auditors for the fiscal year ended December 31, 2001, the Audit Committee recommended to the Board of Directors that the financial statements be included in the Company's Annual Report on Form 10-K.

                                   Malcolm W. MacNaught
                                   Joseph P. Mazurek
                                   Peter Steen

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Stillwater Mining Company:


We have audited the accompanying consolidated balance sheets of Stillwater Mining Company and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stillwater Mining Company and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP
Billings, Montana
January 11, 2002, except for note 14 for which the date is January 31, 2002

                            STILLWATER MINING COMPANY

                           CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)


December 31,                                                                     2001            2000
------------                                                                 ------------   ------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                    $     14,911   $     18,219
Funds held in escrow                                                                   --          2,636
Inventories                                                                        42,944         42,625
Accounts receivable                                                                21,773             --
Deferred income taxes                                                               1,417          7,732
Other current assets                                                                4,745          2,943
                                                                             ------------   ------------
    Total current assets                                                           85,790         74,155

Property, plant and equipment, net                                                774,036        602,110
Other noncurrent assets                                                             8,395          2,761
                                                                             ------------   ------------
    Total assets                                                             $    868,221   $    679,026
                                                                             ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                             $     21,539   $     21,710
Accrued payroll and benefits                                                       10,630          6,431
Property, production and franchise taxes payable                                    7,768          8,068
Current portion of long-term debt and capital lease obligations                     9,008          1,970
Metals repurchase agreements payable                                                   --          9,386
Accrued restructuring costs                                                        10,974             --
Other current liabilities                                                           3,588         11,630
                                                                             ------------   ------------
    Total current liabilities                                                      63,507         59,195

Long-term debt and capital lease obligations                                      246,803        157,256
Deferred income taxes                                                              71,887         55,457
Other noncurrent liabilities                                                       10,901          6,504
                                                                             ------------   ------------
    Total liabilities                                                             393,098        278,412
                                                                             ------------   ------------

Commitments and Contingencies (Note 13)

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued             --             --

Common stock, $0.01 par value, 100,000,000 shares authorized,
    38,771,377 and 38,645,886 shares issued and outstanding                           388            386
Paid-in capital                                                                   291,182        288,212
Retained earnings                                                                 177,820        112,016
Accumulated other comprehensive income                                              5,733             --
                                                                             ------------   ------------
    Total shareholders' equity                                                    475,123        400,614
                                                                             ------------   ------------
    Total liabilities and shareholders' equity                               $    868,221   $    679,026
                                                                             ============   ============


   The accompanying notes are an integral part of these financial statements.

                            STILLWATER MINING COMPANY


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)


Year ended December 31,                                         2001            2000            1999
-----------------------                                     ------------    ------------    ------------
REVENUES                                                    $    277,381    $    225,232    $    150,691
                                                            ------------    ------------    ------------


COSTS AND EXPENSES
Cost of metals sold                                              134,430         103,902          79,395
Depreciation and amortization                                     23,722          17,623          13,557
                                                            ------------    ------------    ------------
Total cost of revenues                                           158,152         121,525          92,952
General and administrative expenses                               22,342           9,753           7,305
Restructuring costs                                               10,974              --              --
Legal settlement                                                   1,684              --              --
                                                            ------------    ------------    ------------
Total costs and expenses                                         193,152         131,278         100,257

OPERATING INCOME                                                  84,229          93,954          50,434

OTHER INCOME (EXPENSE)
Interest income                                                    1,900           1,095           1,048
Interest expense, net of capitalized interest
 of $17,806, $15,669, and $4,620                                      --              --            (137)
                                                            ------------    ------------    ------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
        ACCOUNTING CHANGE                                         86,129          95,049          51,345

INCOME TAX PROVISION                                             (20,325)        (27,150)        (14,174)
                                                            ------------    ------------    ------------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE        $     65,804          67,899          37,171
                                                            ------------    ------------    ------------

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAX
 BENEFIT OF $2,503                                                    --          (6,435)             --
                                                            ------------    ------------    ------------
NET INCOME                                                  $     65,804    $     61,464    $     37,171
                                                            ============    ============    ============

Other comprehensive income                                        12,872              --              --
                                                            ------------    ------------    ------------
COMPREHENSIVE INCOME                                        $     78,676    $     61,464    $     37,171
                                                            ------------    ------------    ------------

BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting change        $       1.70    $       1.76    $       1.01
Cumulative effect of accounting change                                --           (0.16)             --
                                                            ------------    ------------    ------------
Net income                                                  $       1.70    $       1.60    $       1.01
                                                            ============    ============    ============

DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting change        $       1.68    $       1.73    $       0.96
Cumulative effect of accounting change                                --           (0.16)             --
                                                            ------------    ------------    ------------
Net income                                                  $       1.68    $       1.57    $       0.96
                                                            ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                             38,732          38,507          36,758
Diluted                                                           39,214          39,250          38,597

PRO FORMA AMOUNTS ASSUMING THE NEW REVENUE RECOGNITION
  METHOD IS APPLIED RETROACTIVELY:
Pro forma net income                                                  --    $     67,899    $     35,013
                                                            ============    ============    ============
Pro forma earnings per share:
  Basic                                                               --    $       1.76    $       0.95
  Diluted                                                             --    $       1.73    $       0.91
                                                            ============    ============    ============

     The accompanying notes are an integral part of these financial statements.

                            STILLWATER MINING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)



Year ended December 31,                                           2001            2000             1999
-------------------------                                     ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $     65,804    $     61,464    $     37,171
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                     23,722          17,623          13,557
  Deferred income taxes                                             23,844          27,485          13,601
  Cumulative effect of accounting change                                --           6,435              --
  Restructuring costs                                               10,974              --              --
  Amortization of debt issuance costs                                  422           3,467             678

Changes in operating assets and liabilities:
  Inventories                                                         (319)        (13,921)         (2,325)
  Accounts receivable                                              (21,773)             --          (4,486)
  Accounts payable                                                    (171)          1,553           8,177
  Other                                                              4,289          13,568           1,445
                                                              ------------    ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          106,792         117,674          67,818
                                                              ------------    ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                            (197,155)       (198,060)       (194,253)
  Proceeds from sale/leaseback transactions                          1,507           6,579              --
                                                              ------------    ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                             (195,648)       (191,481)       (194,253)
                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                                       252,652          72,139          79,500
  Payments on long-term debt and capital lease obligations        (153,431)         (2,581)         (2,484)
  Issuance of common stock, net of stock issue costs                 2,059          11,978           5,685
  Net metals repurchase agreement transactions                      (9,386)          9,386              --
  Payments for debt issuance costs                                  (5,111)         (1,456)         (2,657)
  Other                                                             (1,235)           (286)           (574)
                                                              ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           85,548          89,180          79,470
                                                              ------------    ------------    ------------

CASH AND CASH EQUIVALENTS
  Net increase (decrease)                                           (3,308)         15,373         (46,965)
  Balance at beginning of year                                      18,219           2,846          49,811
                                                              ------------    ------------    ------------
BALANCE AT END OF YEAR                                        $     14,911    $     18,219    $      2,846
                                                              ------------    ------------    ------------



     The accompanying notes are an integral part of these financial statements.

                            STILLWATER MINING COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (in thousands)

                                                                                                      Accumulated
                                                                                                         Other             Total
                                                     Shares        Common    Paid-in       Retained   Comprehensive    Shareholders'
                                                  Outstanding      Stock     Capital       Earnings       Income           Equity
                                                  ------------   ---------  ----------    ----------  -------------    ------------
BALANCE AT DECEMBER 31, 1998                            34,549   $     345  $  214,281    $   13,381             --    $    228,007
Net income                                                  --          --          --        37,171             --          37,171
Common stock issued under stock plans                      503           5       5,773            --             --           5,778
Tax benefit from stock options exercised                    --          --       2,533            --             --           2,533
Conversion of 7% convertible notes                       2,876          29      50,253            --             --          50,282
Repurchase and retirement of common stock                  (10)         --        (265)           --             --            (265)
Costs related to public stock offering and
   conversion of 7% convertible notes                       --          --        (402)           --             --            (402)
                                                  ------------   ---------  ----------    ----------   ------------    ------------
BALANCE AT DECEMBER 31, 1999                            37,918   $     379  $  272,173    $   50,552             --    $    323,104
Net income                                                  --          --          --        61,464             --          61,464
Common stock issued under stock plans                      739           7      11,971            --             --          11,978
Tax benefit from stock options exercised                    --          --       4,354            --             --           4,354

Repurchase and retirement of common stock                  (11)         --        (286)           --             --            (286)
                                                  ------------   ---------  ----------    ----------   ------------    ------------
BALANCE AT DECEMBER 31, 2000                            38,646   $     386  $  288,212    $  112,016             --    $    400,614
Net income                                                  --          --          --        65,804             --          65,804
Change in net unrealized gains on derivative
   financial instruments, net of tax                        --          --          --            --   $     12,872          12,872
Cumulative effect of change in accounting method
   for derivative financial instruments,
   net of tax (See Note 2)                                  --          --          --            --         (7,139)         (7,139)
Common stock issued under stock plans                      131           2       2,057            --             --           2,059
Tax benefit from stock options exercised                    --          --       1,099            --             --           1,099
Repurchase and retirement of common stock                   (6)         --        (186)           --             --            (186)
                                                  ------------   ---------  ----------    ----------   ------------    ------------
BALANCE AT DECEMBER 31, 2001                            38,771   $     388  $  291,182    $  177,820   $      5,733    $    475,123
                                                  ============   =========  ==========    ==========   ============    ============







     The accompanying notes are an integral part of these financial statements.

                                     NOTE 1
                              NATURE OF OPERATIONS

         Stillwater Mining Company, a Delaware corporation, is engaged in the exploration, development, extraction, processing and refining of palladium, platinum and associated minerals from the J-M Reef located in Stillwater and Sweet Grass Counties, Montana. The J-M Reef is a twenty-eight (28) mile long geologic formation containing one of the largest deposits of platinum group metals (PGMs) in the world.

         The company's operations consist of the Stillwater Mine located on the J-M Reef in Nye, Montana, the East Boulder Mine located at the western end of the J-M Reef in Sweet Grass County, Montana and a smelter and refinery located in Columbus, Montana.

         During 1998, the company announced plans for the expansion of the Stillwater Mine, development of the East Boulder Mine and expansion of the smelter and refining facilities. During 2001, the company announced plans to revise its expansion at the Stillwater Mine to a 2,500 tons of ore per day level.

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

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of all cash balances and all highly liquid investments purchased with a maturity of three months or less. As of December 31, 2001 and 2000, there were no cash equivalents.

INVENTORIES

         Metals inventories are carried at the lower of current market value or average unit cost. Production costs include the cost of direct labor and materials, depreciation and amortization, as well as overhead costs relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or fair market value.

PROPERTY, PLANT AND EQUIPMENT

         Plant and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from five to twenty years or, for capital leases, the term of the related leases if shorter. Maintenance and repairs are charged to operations as incurred. Mine development expenditures incurred to increase existing production, develop new ore bodies or develop mineral property substantially in advance of production are capitalized and amortized using a units-of-production method over the proven and probable reserves. Interest is capitalized on expenditures related to construction or development projects and amortized using the same method as the related asset. Interest capitalization is discontinued when the asset is placed into operation or development ceases. Exploration costs are expensed as incurred.

ASSET IMPAIRMENT

          The company follows Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposed of. The company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured as the amount by which the asset-carrying value exceeds fair value. Fair value is determined using an estimated discounted future cash flow analysis. Future cash flows include estimates of recoverable ounces, platinum and palladium prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation expenditures, all based on detailed life-of-mine plans derived from engineering reports. In estimating future cash flows, assets are grouped together at each individual mine property which is the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions and/or the company's performance could have a material effect on the company's financial position and results of operations. As of December 31, 2001, the company does not believe that any impairments of its long-lived assets have occurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The company's non-derivative financial instruments consist primarily of cash, accounts receivable, metals repurchase agreements payable, debt and capital lease obligations. The carrying amounts of cash, accounts receivable and metals repurchase agreements payable approximate fair value due to their short maturities. The carrying amounts of long-term debt approximate fair values as interest rates on the majority of such debt are variable. At December 31, 2001 and 2000, based on rates available for similar types of obligations, the fair values of capital lease obligations were not materially different from their carrying amounts.

REVENUE RECOGNITION

         Revenues consist of the sales of palladium and platinum, including any realized hedging gains or losses, and are reduced by sales discounts associated with long-term sales contracts. Byproduct metals revenue and secondary materials processing revenue are included as a reduction to the cost of metals sold rather than an increase in revenue.

         Effective January 1, 2000, the company changed its method of accounting for revenue recognition. Pursuant to the guidance in Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition for Financial Statements, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable. Under the terms of sales contracts and purchase orders received from customers, the company recognizes revenue when the product is in a refined and saleable form and title passes, which is typically when the product is transferred from the account of the company to the account of the customer. Sales discounts are recognized when the related revenue is recorded.

         The company previously recognized revenue when product was shipped from the company's refinery to an external refiner. The implementation of SAB No. 101 was treated as a change in accounting principle with the cumulative effect of the change on retained earnings at the beginning of 2000 included in restated net income of the first interim period of 2000. The effect of the accounting change on 2000 was to decrease net income by approximately $10.3 million ($0.26 per basic and diluted share), which includes the cumulative effect of $6.4 million ($0.16 per basic and diluted share). The $6.4 million cumulative effect adjustment includes $26 million of revenue previously recognized in 1999, which is reflected as revenue in 2000 under the company's new method of accounting. Assuming the accounting change had been applied retroactively, the unaudited pro forma effect would have been a decrease in net income of $2.2 million ($0.06 per basic and $0.05 per diluted share) in 1999.

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

HEDGING PROGRAM

         From time to time, the company enters into derivative financial instruments, including fixed forwards, cashless put and call option collars and financially settled forwards to manage the effect of price changes in palladium and platinum on the company's revenue. These instruments are accounted for as hedges when the instrument is designated as a hedge of the related production and there exists a high degree of correlation between the fair value of the instrument and the fair value of the hedged production. The degree of correlation is assessed periodically. In the event that an instrument does not meet the designation, effectiveness or ineffectiveness criteria, any subsequent gain or loss on the instrument is recognized immediately in earnings. Otherwise, gains or losses related to hedging transactions are recognized as adjustments to the revenue recorded for the related production. If an instrument is settled early, any gains or losses are deferred and recognized as adjustments to the revenue recorded for the related production. Costs associated with the purchase of certain hedging instruments are deferred and amortized against revenue related to the hedged production.

         Effective January 1, 2001, the company adopted the FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. SFAS Nos. 133 and 138 require that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The company primarily uses derivatives to hedge metal prices. In accordance with the transition provisions of SFAS No. 133, the company recorded a net-of-tax cumulative-effect-type loss adjustment of $7.1 million in accumulated other comprehensive loss to recognize at fair value all derivatives that are designated as cash-flow hedging instruments at January 1, 2001.

METALS REPURCHASE TRANSACTIONS

         The company may enter into transactions for the sale and repurchase of excess metals held in the company's account at third party refineries. Under these transactions, the company will enter into an agreement to sell a certain number of ounces to counter parties at the then current market price. The company will simultaneously enter into a separate agreement with the same counter party, to repurchase the same number of ounces at the same price at the repurchase date. The company records a liability for the amount to be paid to repurchase the metals upon entering into the agreement.

RECLAMATION AND ENVIRONMENTAL COSTS

         Post-closure reclamation and site restoration costs are estimated based on environmental regulatory requirements and are accrued ratably over the life of the mine using a units-of-production method. Current expenditures related to ongoing environmental and reclamation programs are expensed as incurred. At December 31, 2001, the company was required to post surety bonds with the State of Montana in the amount of $13.2 million, which also represents the company's current estimate of mine closure and reclamation costs for current operations. The accrued reclamation liability, included in other noncurrent liabilities, was approximately $1.4 million and $1.1 million, respectively at December 31, 2001 and 2000.

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

         Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No adjustments were made to reported net income in the computation of earnings per share.

COMPREHENSIVE INCOME

         Comprehensive income includes net income, as well as other changes in shareholders' equity that result from transactions and events other than those with shareholders. The company's only significant element of other comprehensive income is unrealized gains and losses on derivative financial instruments.

START-UP COSTS

         The costs of start-up activities, including organization costs, are expensed as incurred.

DEBT ISSUANCE COSTS

         Costs associated with the issuance of debt are capitalized and amortized over the term of the related debt using the effective interest method and included in other noncurrent assets.

USE OF ESTIMATES

         The preparation of the company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. The more significant areas requiring the use of management's estimates relate to mineral reserves, reclamation and environmental obligations, valuation allowance for deferred tax assets, useful lives for depreciation and amortization, future cash flows from long-lived assets and accruals for restructuring costs. Actual results could differ from these estimates.

                                     NOTE 3
                            NEW ACCOUNTING STANDARDS

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

         The company is required to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. To accomplish this, the company must quantify all legal obligations for asset retirement obligations and determine the fair value of these obligations on the date of adoption. Additionally, the company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of SFAS No. 143, the company has not yet completed its evaluation of the impact of adoption.

         On October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The company has not yet completed its evaluation of the impact of adoption.


                                     NOTE 4
                                   INVENTORIES



(in thousands)                       2001           2000
                                 ------------   ------------
Metals inventory
    Raw ore                      $      1,571   $      1,086
                                 ------------   ------------
    Concentrate and in-process         14,944         13,971
    Finished goods                     17,171         21,864
                                 ------------   ------------
                                       33,686         36,921
Materials and supplies                  9,258          5,704
                                 ------------   ------------
                                 $     42,944   $     42,625
                                 ============   ============

                                     NOTE 5
                          PROPERTY, PLANT AND EQUIPMENT


(in thousands)                                       2001             2000
--------------                                   ------------    ------------

Machinery and equipment                          $     58,135    $     46,652
Leased equipment                                       10,092           9,783
Buildings and structural components                   159,366         138,550
Mine development                                      318,043         227,389
Land                                                    3,276           3,276
Construction-in-progress:
     East Boulder Mine                                314,611         209,387
     Stillwater Mine                                   12,220          42,500
     Other construction-in-progress                    11,867          15,675
                                                 ------------    ------------
                                                      887,610         693,212
Less accumulated depreciation and amortization       (113,574)        (91,102)
                                                 ------------    ------------
                                                 $    774,036    $    602,110
                                                 ============    ============


The company's total capital expenditures were as follows:


                                          2001           2000            1999
                                      ------------   ------------   ------------
East Boulder Mine                     $    105,224   $     98,212   $     87,593
Stillwater Mine                             72,563         88,321         68,419
Other construction-in-progress              18,970         11,339         37,420
Other                                          398            188            821
                                      ------------   ------------   ------------
         Total capital expenditures   $    197,155   $    198,060   $    194,253
                                      ============   ============   ============


         All capital expenditures related to East Boulder are included in construction-in-progress. East Boulder capital expenditures are net of proceeds of $7.1 million generated from construction and development activities.


                                     NOTE 6
                  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

CREDIT FACILITY

         In February 2001, the company obtained a $250 million credit facility from a syndicate of financial institutions. The facility provides for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term B) and a $50 million revolving credit facility. Amortization of the term loan facilities will commence on March 31, 2002. The final maturity of the Term A facility and the revolving credit facility is December 30, 2005 while the Term B facility final maturity date is December 31, 2007. Of the term loan facility proceeds, $125 million was used to repay borrowings under the prior credit facility with the remaining proceeds used to fund the company's expansion plans as required. Proceeds of the revolving credit facility are used for general corporate and working capital needs. As of December 31, 2001, the company has $65.0 million, $134.0 million and $25.0 million outstanding under the Term A, Term B and revolving credit facilities, respectively, bearing interest at 6.125%, 7.25% and 4.69%, respectively. The revolving credit facility requires a commitment fee of 0.05% on the unadvanced amount. Prior to taking advances on the remaining $25.0 million of the credit facility, the company is required to meet certain production criteria.

         The loans are required to be prepaid from excess cash flow, proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. At the company's option, the credit facility bears interest at the London Interbank Offered Rate (LIBOR) or an alternate base rate, in each case plus a margin of 2.5% to 3.75%, which is adjusted depending upon the company's ratio of debt to operating cash flow. Substantially all the property and assets of the company and its subsidiaries and the stock of the company's subsidiaries are pledged as security for the facility.

         The covenants to the credit agreement were amended in November 2001. Covenants in the facility restrict: (1) additional indebtedness; (2) payment of dividends or redemption of capital stock; (3) liens; (4) investment, acquisitions, dispositions or mergers; (5) transactions with affiliates; (6) capital expenditures (other than those associated with the revised plan); (7) refinancing or prepayment of subordinated debentures; (8) changes in the nature of business conducted or ceasing operations at the principal operating properties; and (9) commodities hedging to no more than 90% of annual palladium production and 75% of annual platinum production (excluding the sales covered by the company's marketing contracts and similar agreements). The company is also subject to financial covenants including a debt to operating cash flow ratio, a debt service coverage ratio and a debt to equity ratio.

         Events of default include: (1) a cross-default to other indebtedness of the company; (2) any material modification to the life-of-mine plans; (3) a change of control of the company; (4) the failure to maintain agreed-upon annual PGM production levels or (5) any breach or modification of any of the sales contracts.

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

EQUIPMENT LEASE AGREEMENTS

         The company leases certain underground mining equipment under five-year leasing agreements containing two-year renewal options that can be exercised at the end of the original lease terms. In December 2001 and September 2000, the company amended two of the capital lease agreements by exercising the two-year renewal option. The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments (in thousands):


Year ended December 31,
-----------------------

2002                                          $      1,109
2003                                                   324
2004                                                    57
                                              ------------
Total minimum lease payments                         1,490
Less amount representing interest                       81
                                              ------------
Present value of net minimum lease payments          1,409
Less current portion                                 1,048
                                              ------------
Total long-term capital lease obligation      $        361
                                              ============

EXEMPT FACILITY REVENUE BONDS

         On July 6, 2000, the company completed a $30 million offering of Exempt Facility Revenue Bonds, Series 2000, through the State of Montana Board of Investments. The bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Mine. The bonds mature on July 1, 2020 and have a stated interest rate of 8.00% with interest paid semi-annually. The bonds have an effective interest rate of 8.57%. Net proceeds from the offering were $28.7 million. As of December 31, 2000, $2.6 million of the funds were held in escrow, pending expenditure for allowable costs. Expenditures for allowable costs were completed during 2001. The balance outstanding at December 31, 2001 and 2000 was $29.3 million, which is net of the unamortized discount of $0.7 million.

SPECIAL INDUSTRIAL EDUCATION IMPACT REVENUE BONDS

         These bonds were issued by the company in 1989 in three series to finance impact payments to local school districts. The bonds bear interest at varying rates between 6.5% and 7.8% and mature in increasing annual principal amounts through 2009. The balance outstanding at December 31, 2001 and 2000 was $1.1 million and $1.3 million, respectively, of which approximately $0.1 million was classified as current in each year. The bonds, which are collateralized by the company's real estate, are secured by guarantees from Chevron Corporation and Manville Corporation. Scheduled principal repayments during the years 2002 through 2006 are approximately $0.1 million in each year. Scheduled principal repayments subsequent to 2006 total $0.6 million.

CASH PAID FOR INTEREST

         The company made cash payments for interest of $17.0 million, $11.9 million and $3.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.


                                     NOTE 7
                               RESTRUCTURING COSTS


         In the fourth quarter of 2001 the company began implementing a revised operating plan which includes a reduction of the company's previously planned capital expenditures and production levels. In accordance with this plan, the company terminated certain contracts related to ongoing mine development property and accrued a pre-tax charge of approximately $11 million for early contract termination costs. The accrual was based on the termination provisions of the related contracts and is expected to be paid during 2002. The actual liability may be more or less than this estimate based on final settlements of contract termination provisions.

                                     NOTE 8
                             EMPLOYEE BENEFIT PLANS

         The company has adopted two savings plans, which qualify under section 401(k) of the U.S. Internal Revenue Code covering all non-bargaining and bargaining employees. Under the plans, employees may elect to contribute up to 10% of their cash compensation, subject to the Employee Retirement Income Security Act of 1974 (ERISA) limitations. The company is required to make matching cash contributions equal to 200% of the employee's contribution up to 3% of the employee's compensation. Contributions to the plans were $3.8 million, $2.4 million and $1.5 million in 2001, 2000 and 1999, respectively.


         After December 31, 2001, the company amended the provisions of these plans so that the company will be required to make matching contributions equal to 100% of the employee's contribution up to 6% of the employee's compensation, effective the fiscal year beginning January 1, 2002 Pursuant to the amended provisions, the company will pay matching contributions with common stock of the company for 2002.


                                     NOTE 9
                        COMMON STOCK PLANS AND AGREEMENTS


STOCK PLAN

         The company sponsors stock option plans that enable the company to grant stock options or restricted stock to employees and non-employee directors. As of December 31, 2001, there were 5,550,000 shares of common stock authorized for issuance under the plans.

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

         There were approximately 1,200,000 shares available for grant as of December 31, 2001. Stock option activity for the years ended December 31, 2001, 2000 and 1999 is summarized as follows:


                                                                           Weighted Average
                                                         Weighted Average    Fair Value of
                                              Shares      Exercise Price    Options Granted
                                           ------------  ----------------  ----------------
Options outstanding at December 31, 1998      2,202,718    $      13.74                --

1999 Activity:
    Options granted                             634,150           26.68      $       9.56
    Options exercised                          (499,047)          11.56                --
    Options canceled                            (84,622)          22.36                --
                                           ------------    ------------      ------------
Options outstanding at December 31, 1999      2,253,199           17.52                --
    (1,524,185 exercisable)
2000 Activity:
    Options granted                             419,550           30.56      $      14.00
    Options exercised                          (750,680)          16.40                --
    Options canceled                            (37,100)          30.77                --
                                           ------------    ------------      ------------
Options outstanding at December 31, 2000      1,884,969           20.61                --
    (1,191,443 exercisable)
2001 Activity:
    Options granted                             518,988           32.98      $      13.56
    Options exercised                          (120,980)          15.87                --
    Options canceled                            (37,947)          30.99                --
                                           ------------    ------------      ------------
Options outstanding at December 31, 2001      2,245,030    $      23.55                --
  (1,664,652 exercisable)

The following table summarizes information for outstanding and exercisable options as of December 31, 2001:


                                         Options Outstanding                Options Exercisable
                                    ------------------------------    ------------------------------
                                       Average        Weighted                          Weighted
Range of               Number         Remaining        Average           Number          Average
Exercise Price      Outstanding     Contract Life   Exercise Price     Exercisable    Exercise Price
---------------     ------------    -------------   --------------    ------------    --------------
    $3.91                 97,062              2.7     $       3.91           97,062     $       3.91
$ 4.66 - $9.33             1,463              3.0     $       9.00            1,463     $       9.00
$ 9.33 - $13.99          221,471              3.9     $      12.61          221,471     $      12.61
$13.99 - $18.65          520,025              5.4     $      15.59          510,275     $      15.58
$18.65 - $23.31          179,249              5.2     $      21.28          126,290     $      21.13
$23.31 - $27.98          465,769              6.2     $      26.62          346,185     $      26.64
$27.98 - $32.64          373,666              5.8     $      30.05          271,523     $      30.08
$32.64 - $37.30          160,125              8.3     $      34.28           52,633     $      33.31
$37.30 - $41.97          222,900              7.5     $      38.12           34,450     $      38.75
$41.97 - $46.63            3,300              3.0     $      43.83            3,300     $      43.83
                    ------------                                       ------------
                       2,245,030                                          1,664,652
                    ============                                       ============


         The company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. Under APB Opinion No. 25, because the exercise price of the company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


Year ended December 31,                        2001               2000              1999
                                            ------------      ------------      ------------
Weighted average expected lives (years)              3.7               3.2               3.8
Interest rate                                        4.5%              6.2%              5.5%
Volatility                                            56%               58%               47%
Dividend yield                                        --                --                --
                                            ============      ============      ============

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

         The estimated fair value of the options is amortized to expense over the vesting period of the options for purposes of the following pro forma disclosures (in thousands, except for per share amounts):



Year ended December 31,               2001            2000              1999
-----------------------           ------------     ------------     ------------
Pro forma net income              $     60,688     $     57,344     $     32,064
Pro forma earnings per share:
 Basic                            $       1.57     $       1.49     $       0.87
 Diluted                          $       1.55     $       1.46     $       0.83

         The effect of outstanding stock options on diluted weighted average shares outstanding was 481,442, 743,060 and 898,023 shares for 2001, 2000 and 1999, respectively. Outstanding options to purchase 820,616, 65,575 and 519,875 shares of common stock were excluded from the computation of diluted earnings per share for the years ended December 31, 2001, 2000 and 1999, respectively, because the effect of inclusion would have been antidilutive using the treasury stock method.

         The effect of the company's Convertible Notes on diluted weighted average shares outstanding was 940,594 shares for 1999.

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

                                     NOTE 10
                                  INCOME TAXES

The components of the provision (benefit) for income taxes are as follows (in thousands):



Year ended December 31,                                  2001              2000               1999
-----------------------                               ------------     ------------      ------------
Current federal                                       $        202     $       (335)     $        573
Current state                                                   --               --                --
                                                      ------------     ------------      ------------
 Total current                                                 202             (335)              573
                                                      ------------     ------------      ------------
Deferred federal                                            16,632           22,600            10,132
Deferred state                                               3,491            4,885             3,469
                                                      ------------     ------------      ------------
 Total deferred                                             20,123           27,485            13,601
                                                      ------------     ------------      ------------
Total income tax provision                                  20,325           27,150            14,174
 Less:  Income tax allocated to cumulative effect               --           (2,503)               --
                                                      ------------     ------------      ------------
Net income tax provision                              $     20,325     $     24,647      $     14,174
                                                      ============     ============      ============

         The components of the company's deferred tax liabilities (assets) are comprised of the following temporary differences and carryforwards (in thousands):


December 31,                                      2001               2000
------------                                   ------------      ------------

Property and equipment                         $     19,699      $     15,043
Mine development costs                              118,201            93,658
Capital lease obligations                               654                --
Derivative financial instruments                      3,726                --
Other                                                   295                --
                                               ------------      ------------
 Total deferred tax liabilities                     142,575           108,701
                                               ------------      ------------
Capital lease obligations                                --              (237)
Noncurrent liabilities                               (4,294)           (2,562)
Current liabilities                                  (1,723)           (1,160)
Inventory                                            (3,419)           (5,839)
Net operating loss and other carryforwards          (62,669)          (51,178)
                                               ------------      ------------
 Total deferred tax assets                          (72,105)          (60,976)
                                               ------------      ------------
Net deferred tax liabilities                   $     70,470      $     47,725
                                               ============      ============



         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The company expects the deferred tax assets at December 31, 2001 to be realized as a result of projected income from future operations and reversal of existing taxable temporary differences. There was no valuation allowance recorded in 2001 or 2000 because it is more likely than not that all deferred tax assets will be realized. A reconciliation from the federal income tax provision at the applicable statutory income tax rate to the effective rate is as follows (in thousands):



Year ended December 31,                                  2001               2000              1999
-----------------------                               ------------      ------------      ------------
Income before income taxes and cumulative
 effect of accounting change                          $     86,129      $     95,049      $     51,345
                                                      ============      ============      ============
Income taxes at statutory rate                        $     30,145      $     33,267      $     17,971
State income taxes, net of federal benefit                   2,304             3,622             2,272
Percentage depletion                                       (15,483)           (9,254)               --
Adjustments to prior year's tax provisions                   3,224              (921)           (6,069)
Other                                                          135               436                --
                                                      ------------      ------------      ------------
Total income tax provision                                  20,325            27,150            14,174
                                                      ------------      ------------      ------------
 Less:  Income tax allocated to cumulative effect               --            (2,503)               --
                                                      ------------      ------------      ------------
Net income tax provision                              $     20,325      $     24,647      $     14,174
                                                      ============      ============      ============

         At December 31, 2001, the company had approximately $159 million of regular tax net operating loss carryforwards expiring during 2011 through 2021. The company believes that it is more likely than not that these carryforwards will be utilized to reduce future federal income tax liabilities. Management can and would implement tax planning strategies to prevent these carryforwards from expiring.

         The company made cash payments for income taxes of $0.4 million, $0.7 million and $0.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                                     NOTE 11
                            LONG-TERM SALES CONTRACTS

         In September 1998, the company entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. In late 2000 and in 2001, the company amended these contracts to extend the terms and to modify the pricing mechanisms. The new arrangements establish higher prices on a portion of the current contracts, extend the term of the contracts through 2010 with new floors and ceilings and increase the amount of platinum committed. Under the revised terms, the company committed between 80% to 100% of its annual palladium production. Palladium sales are priced at a discount to market, with various floor prices averaging approximately $339 to $385 per ounce on 80% to 100% of its production from 2002 to 2010. The company agreed to various maximum palladium prices averaging approximately $400 to $975 per ounce on 20% to 39% of its production from 2002 to 2010. In addition, the company committed between 70% to 98% of its annual platinum production. Platinum sales are priced at a discount to market, subject to minimum prices averaging approximately $404 to $425 per ounce on 70% to 98% of its production from 2002 to 2010. The company agreed to various maximum prices averaging approximately $569 to $856 per ounce on 14% to 42% of its production from 2002 to 2010. The sales contracts provide for adjustments to ounces committed based on actual production. The sales contracts contain termination provisions that allow the purchasers to terminate in the event the company breaches certain provisions of the contracts and the breach is not cured within periods ranging from ten to thirty days after notice by the purchaser. The long-term sales contracts are not subject to the requirements of SFAS No. 133 as the contracts qualify for the normal sales exception provided in SFAS No. 138 since they will not settle net and will result in physical delivery. The floors and ceilings embedded within the long-term sales contracts are treated as part of the host contract, not a separate derivative instrument and are therefore also not subject to the requirements of SFAS No. 133. The floor and ceiling price structures are summarized below:


                                   PALLADIUM                                                  PLATINUM
             ------------------------------------------------------    --------------------------------------------------------
                 % of       Avg. Floor    % of        Avg. Ceiling         % of       Avg. Floor        % of      Avg. Ceiling
   Year       Production      Price     Production       Price          Production      Price       Production       Price
-----------  ------------- ------------ -----------  --------------    ------------  ------------  ------------   -------------
   2002            95%        $370           28%         $400              98%           $404           42%           $569
   2003            95%        $357           28%         $400              98%           $404           28%           $569
   2004           100%        $371           39%         $644              80%           $425           16%           $856
   2005           100%        $355           39%         $644              80%           $425           16%           $856
   2006           100%        $339           19%         $892              80%           $425           16%           $856
   2007           100%        $363           20%         $975              70%           $425           14%           $850
   2008            80%        $385           20%         $975              70%           $425           14%           $850
   2009            80%        $380           20%         $975              70%           $425           14%           $850
   2010            80%        $375           20%         $975              70%           $425           14%           $850

                                     NOTE 12
                              COMMODITY INSTRUMENTS

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

         The company utilizes the following types of derivative financial instruments: fixed forwards, cashless put and call option collars and financially settled forwards. For derivative instruments, the company designates derivatives as a hedge of a forecasted transaction ("cash flow" hedge). Currently, all derivatives have been assessed as highly effective cash-flow hedges that link to a specific firm commitment or forecasted transaction. Changes in fair value of derivatives that are highly effective as hedges and that are designated and qualified as a cash-flow hedge are reported in other comprehensive income until the related specific firm commitments or forecasted transactions occur. Hedging gains or (losses) of $5.5 million, ($15.8) million and ($0.3) million were recognized as an adjustment to revenue in 2001, 2000 and 1999, respectively.

         The company enters into cashless put and call option collars under which the company receives the difference between the put price and the market price only if the market price is below the put price and the company pays the difference between the call price and the market price only if the market price is above the call price. The company's put and call options are financially settled at maturity. Since the put/call instruments hedge forecasted transactions, they qualify for cash flow hedge accounting. They are considered to be highly effective since the intrinsic value of the put/call will offset the change in value associated with future production not subject to the long-term sales contract. The company recorded $2.4 million, $13.3 million and $0.2 million in losses for the settlement of cashless put and call option collars in 2001, 2000 and 1999, respectively.

         The company may enter into fixed forward contracts to sell metals at a future date and at a fixed price in order to reduce the risk associated with future metals prices for ounces produced in excess of the company's long-term sales contracts. These instruments are considered to be highly effective derivatives that will qualify for cash flow hedge accounting since they are an "all-in-one-hedge" instrument, meaning that all of the components (ounces, delivery date, and price) are fixed as part of the original commitment. The company recorded $0, $2.5 million and $0.1 million in losses for the settlement of fixed forward contracts in 2001, 2000 and 1999, respectively.

         The company also enters into financially settled forwards. They differ from fixed forwards in that they are settled net in cash. The company uses the financially settled forwards as a mechanism to hedge the fluctuations in metal prices associated with future production not subject to the long-term sales contracts. The financially settled forwards qualify as a cash flow hedge and are considered to be highly effective, since the change in the value of the financially settled forward will offset changes in the expected future cash flows related to future production not subject to the long-term sales contracts. The company recorded $7.9 million in gains for the settlement of financially settled forwards in 2001. No financially settled forwards were settled in 2000 or 1999.

         In accordance with the transition provisions of SFAS No. 133, the company recorded a cumulative-effect-type loss adjustment of $10.0 million ($7.1 million net of tax) in accumulated other comprehensive loss to recognize at fair value all derivatives that are designated as cash-flow hedging instruments at January 1, 2001. During 2001, the fair value of the derivatives increased $24.9 million, of which $5.5 million was realized as earnings and $19.4 million ($12.9 million net of tax) is unrealized and recorded in accumulated other comprehensive income. Substantially all financially settled forwards outstanding at December 31, 2001, have been closed and cash has been received. The gains will be deferred until the original settlement dates on the contract. The company expects to realize and reclassify to earnings the entire $9.5 million ($5.7 million net of tax) of unrealized gains existing at December 31, 2001, that are recorded in accumulated other comprehensive income, during the next twelve months.

                                     NOTE 13
                          COMMITMENTS AND CONTINGENCIES
REFINING AGREEMENTS

         The company has contracted with two entities to refine its filter cake production. Even though there are limited number of PGM refiners, the company believes that it is not economically dependent upon any one refiner.

OPERATING LEASES

         In September 1998, the company completed the sale and leaseback of a tunnel boring machine and miscellaneous other mining equipment. The leases are non-cancelable with terms of seven years and are classified as operating leases for financial reporting purposes. In September 2000, the company entered into an additional operating lease through the sale and leaseback of mining equipment. The lease is non-cancelable with a term of five years and is classified as an operating lease for financial reporting purposes. In December 2001, the company entered into an additional operating lease through the sale and leaseback of mining equipment. The lease is cancelable after one year with a term of seven years and is classified as an operating lease for financial reporting purposes. Rental expense amounted to approximately $2.1 million, $1.6 million and $0.8 million in 2001, 2000 and 1999, respectively.

         Future minimum lease payments for non-cancelable leases with terms in excess of one year are $3.3 million, $3.1 million, $3.0 million and $2.3 million in 2002, 2003, 2004 and 2005, respectively.

SIGNIFICANT CUSTOMERS

         Sales to significant customers represented approximately 96%, 91% and 80% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

LABOR UNION CONTRACT

         As of December 31, 2001, the company had approximately 62% of its labor forces, or 998 employees, covered by a collective bargaining agreement expiring June 30, 2004. In January 2002, the company recognized the Paper, Allied Industrial Chemical and Energy Workers International Union (PACE) as the exclusive bargaining representative for the hourly employees at the East Boulder Mine. The company anticipates that labor contract negotiations will occur in 2002.

LEGAL PROCEEDINGS

             The company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company's consolidated financial position, results of operations or liquidity.

                                     NOTE 14
                                SUBSEQUENT EVENT

         On January 31, 2002, the company completed a $60 million private placement of its common stock involving approximately 4.3 million shares or approximately 10% of the outstanding shares after such issuance. The price per share represents an approximate 10% discount from the closing price of $15.61 on January 29, 2002. Proceeds from the offering were approximately $54.4 million, net of offering costs of $5.6 million.

                                     NOTE 15
                           QUARTERLY DATA (UNAUDITED)

Quarterly earnings data for the years ended December 31, 2001 and 2000 were as follows (in thousands, except per share data):


                                                     2001 Quarter Ended
                               ---------------------------------------------------------------
                                 March 31         June 30        September 30      December 31
                               ------------     ------------     ------------     ------------
Revenue                        $     89,864     $     75,304     $     52,893     $     59,320

Operating income               $     40,554     $     29,100     $     12,831     $      1,744
Net income                     $     29,402     $     21,292     $     10,260     $      4,850
Comprehensive income           $     35,916     $     26,552     $     14,291     $      1,917
Basic earnings per share       $       0.76     $       0.55     $       0.26     $       0.13
Diluted earnings per share     $       0.75     $       0.54     $       0.26     $       0.12



                                                      2000 Quarter Ended
                               ---------------------------------------------------------------
                                 March 31         June 30        September 30     December 31
                               ------------     ------------     ------------     ------------
Revenue                        $     42,135     $     55,390     $     49,056     $     78,651

Operating income               $     18,282     $     23,598     $     18,946     $     33,128
Net income(1)                  $      6,930     $     17,121     $     13,949     $     23,464
Basic earnings per share       $       0.18     $       0.45     $       0.36     $       0.61
Diluted earnings per share     $       0.18     $       0.44     $       0.35     $       0.60


(1) There were no items in comprehensive income other than net income for each of the quarters ended in 2000.

                                     NOTE 16
                MINERAL RESERVES AND PRODUCTION DATA (UNAUDITED)

Proven and probable palladium and platinum reserves (1) consisted of the following:

December 31,                                  2001             2000             1999            1998              1997
------------                              ------------     ------------     ------------     ------------     ------------
STILLWATER MINE
Ore reserves (thousands of tons)                23,765           22,246           22,980           23,745           17,999
Grade(2)                                          0.68             0.71             0.71             0.71             0.79
Contained metal (thousands of ounces)
    Palladium(3)                                12,385           12,137           12,444           12,910           10,940
    Platinum(3)                                  3,753            3,678            3,771            3,912            3,315
                                          ------------     ------------     ------------     ------------     ------------
    Total contained metal                       16,138           15,815           16,215           16,822           14,255
                                          ============     ============     ============     ============     ============

EAST BOULDER
Ore reserves (thousands of tons)                21,710           13,313           13,313           13,313           11,510
Grade(2)                                          0.53             0.71             0.71             0.71             0.79
Contained metal (thousands of ounces)
    Palladium(4)                                 9,095            7,251            7,251            7,251            6,992
    Platinum(4)                                  2,458            2,197            2,197            2,197            2,120
                                          ------------     ------------     ------------     ------------     ------------
    Total contained metal                       11,553            9,448            9,448            9,448            9,112
                                          ============     ============     ============     ============     ============


SUMMARY OPERATING INFORMATION WAS AS FOLLOWS:


Year ended December 31,                 2001             2000              1999             1998              1997
-----------------------              ------------     ------------     ------------     ------------     ------------
Ounces produced (in thousands)
    Palladium                                 388              330              315              340              271
    Platinum                                  116              100               94              104               84

Average realized price per ounce
    Palladium                        $        570     $        560     $        372     $        202     $        144
    Platinum                         $        498     $        481     $        383     $        377     $        388

Average market price per ounce
    Palladium                        $        604     $        680     $        358     $        286     $        178
    Platinum                         $        529     $        544     $        377     $        372     $        395


(1) Derived from mineral reserve estimates reviewed by independent consultants as of December 31, 2001, 2000, 1999, 1998 and 1997.

(2)  Expressed in contained ounces of palladium and platinum per ton.

(3) Based on the ratio of 1.0 part of platinum to 3.3 parts of palladium, before processing losses of approximately 10%.

(4) Based on the ratio of 1.0 part of platinum to 3.7 parts of palladium before processing losses of approximately 10%, except that the ratio of 1.0 part platinum to 3.3 parts of palladium was used as of December 31, 2000, 1999, 1998 and 1997.

                                     ITEM 9

                        CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Not Applicable.


                                    PART III

                                     ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information concerning the company's executive officers, reference is made to the information set forth under the caption "Executive Officers of the Registrant" located in Item 1 of this Form 10-K. For information concerning the company's directors and compliance by the company's directors, executive officers and significant stockholders with the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended, reference is made to the information set forth under the captions "Election of Directors" and "Compliance with Section 16(a) - Beneficial Ownership Reporting Compliance," respectively, in the company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                     ITEM 11
                             EXECUTIVE COMPENSATION

         Reference is made to the information set forth under the caption "Executive Compensation and Other Compensation Information" in the company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information (except for the Report of the Compensation Committee of the Board of Directors and the Performance Graph) is incorporated herein by reference.


                                     ITEM 12
                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         Reference is made to the information set forth under the caption "Security Ownership of Principal Stockholders and Management" in the company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.


                                     ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information contained under the caption "Certain Relationships and Related Transactions" contained in the company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                     PART IV

                                     ITEM 14
                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K


         (a)      Documents filed as part of this Form 10-K

                  1.       Financial Statements and Supplementary Data


                                                                                                     Page
                           Report of Management                                                       42
                           Report of the Audit Committee of the Board of Directors                    43
                           Report of Independent Accountants                                          44
                           Balance Sheets                                                             45
                           Statements of Operations                                                   46
                           Statements of Cash Flows                                                   47
                           Statements of Changes in Stockholders' Equity                              48
                           Notes to Financial Statements                                              49

                  2.       Financial Statement Schedules (not applicable)

         (b)      Reports on Form 8-K

                  The Company filed a Form 8-K on December 10, 2001 reporting:

                  1. Waiver, Consent and Amendment No. 1 to Credit Agreement, dated as of June 27, 2001.

                  2. Amendment No. 2 to the Credit Agreement, dated as of November 30, 2001.

         (c)      Exhibits.



                                    EXHIBITS


    Number        Description

    2.1 Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the "1994 S-1")).

    3.1 Restated Certificate of Incorporation of Stillwater Mining Company, dated December 21, 1994 (incorporated by reference to
                  Exhibit 3.1 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

    3.2 Certificate of Amendment of Certificate of Incorporation of Stillwater Mining Company, dated December 21, 1994 (incorporated by reference to Exhibit 3.2 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

    3.3 Certificate of Designation of Stillwater Mining Company, dated November 15, 1995 (incorporated by reference to Exhibit 3.3 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

    3.4 Certificate of Amendment of Restated Certificate of Incorporation of Stillwater Mining Company, dated June 29, 1999 (incorporated by reference to Exhibit 3.4 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

    3.5 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Stillwater Mining Company, dated July 13, 2000 (incorporated by reference to Exhibit 3.5 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

    3.6 Amended and Restated Bylaws of Stillwater Mining Company, as adopted April 19, 2001 (incorporated by reference to Exhibit
                  3.6 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

    4.1 Form of Indenture, dated April 29, 1996, between Stillwater Mining Company and Colorado National Bank with respect to the company's 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K, dated April 29, 1996).

    4.2 Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

   10.1 1998 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 6, 1998).

   10.2 Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

   10.3 Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

   10.4 Agreement for Electric Service between the Montana Power Company and Stillwater Mining Company, dated June 1, 1996 (incorporated by reference to Exhibit 10.8.1 of the Registrant's 1996 10-K).

   10.5 Equipment Lease Agreement between Stillwater Mining Company and Senstar Capital Corporation, dated October 5, 1995. (incorporated by reference to Exhibit 10.17 of the Registrant's 1995 10-K).

   10.6 Purchase Agreement between Stillwater Mining Company and Senstar Capital Corporation, dated October 5, 1995 (incorporated by reference to Exhibit 10.17.1 of the Registrant's 1995 10-K).

   10.7 Purchase Agreement between Stillwater Mining Company and The Westaim Corporation, dated October 14, 1996 (incorporated by reference to Exhibit 10.16 of the Registrant's 1996 10-K).

   10.8 PGM Concentrate Refining Agreement between Stillwater Mining Company and Union Miniere, dated May 8, 1996. (incorporated by reference to Exhibit 10.15 of the Registrant's 1998 10-K).

   10.9 Articles of Agreement between Stillwater Mining Company and Oil, Chemical and Atomic Workers International Union, dated July 1, 1999 (incorporated by reference to Exhibit 10.10 of the Registrant's 1999 10-K).

   10.10 Palladium Sales Agreement, made as of August 13, 1998, among Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, dated July 21, 1998).

   10.11 Palladium and Platinum Sales Agreement, made as of August 17, 1998, among Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, dated July 21, 1998).

   10.12 Palladium and Platinum Sales Agreement, made as of August 27, 1998, among Stillwater Mining Company and Mitsubishi Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.4 to the Form 8-K, dated July 21,
                  1998).

   10.13 Employment Agreement between James A. Sabala and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2001).

   10.14 Employment Agreement between Harry C. Smith and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2001).

   10.15 Employment Agreement between Ronald W. Clayton and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarterly period ended September 30, 2001).

   10.16 Employment Agreement between Robert M. Taylor and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarterly period ended September 30, 2001).

   10.17 Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

   10.18 Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001 (filed herewith).

   10.19 Credit Agreement, dated February 23, 2001, between Stillwater Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.19 of the Registrant's 2000 10-K).

   10.20 First Amendment Agreement to Palladium Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant's 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

   10.21 Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 27, 2001 (incorporated by reference to
                  Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

   10.22 First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant's 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

   10.23 Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant's 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

   10.24 Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated February 14, 2001 (filed herewith).

   10.25 First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company, Mitsubishi Corporation and Mitsubishi International Corporation, dated April 1, 2001 (incorporated by reference to Exhibit 10.2 to the Form 10-Q, for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

   10.26 Second Amendment Agreement to Palladium, Platinum and Rhodium Sales Agreement between Stillwater Mining Company and Mitsubishi International Corporation, dated November 30, 2001 (filed herewith).

   10.27 Waiver, Consent and Amendment No. 1 to Credit Agreement, dated as of June 27, 2001, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, dated December 10, 2001).

   10.28 Amendment No. 2 to Credit Agreement, dated as of November 30, 2001, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit
                  10.1 of the Registrant's Form 8-K, dated December 10, 2001).

   10.29 Retail Electricity Supply Contract between PPL EnergyPlus, LLC and Stillwater Mining Company dated December 11, 2001. (filed herewith).

   10.30 Stock Purchase Agreement between Stillwater Mining Company and entities listed on Exhibit A, dated January 30, 2002. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-3/A (File No.333-75404) as declared effective by the Commission on February 7, 2002).

   23.1           Consent of KPMG LLP (filed herewith).

   23.2           Consent of Behre Dolbear & Company, Inc. (filed herewith).

                                   SIGNATURES


             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       STILLWATER MINING COMPANY
                                       ("Registrant")


Dated: April 1, 2002                   By: /s/  Francis R. McAllister
                                           -------------------------------------
                                           Francis R. McAllister
                                           Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.



Signature and Title                                                      Date
-------------------                                                      ----
/s/  Francis R. McAllister                                              April 1, 2002
--------------------------------------------
Francis R. McAllister
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/  James A. Sabala                                                    April 1, 2002
--------------------------------------------
James A. Sabala
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/  Stephen V. Kearney                                                 April 1, 2002
--------------------------------------------
Stephen V. Kearney, Director

/s/  Richard E. Gilbert                                                 April 1, 2002
--------------------------------------------
Richard E. Gilbert, Director

/s/  Apolinar Guzman                                                    April 1, 2002
--------------------------------------------
Apolinar Guzman, Director

/s/  Patrick M. James                                                   April 1, 2002
--------------------------------------------
Patrick M. James, Director

/s/  Joseph P. Mazurek                                                  April 1, 2002
--------------------------------------------
Joseph P. Mazurek, Director

/s/  Malcolm W. MacNaught                                               April 1, 2002
--------------------------------------------
Malcolm W. MacNaught, Director

/s/  Peter Steen                                                        April 1, 2002
--------------------------------------------
Peter Steen, Director

                                  EXHIBIT INDEX



    EXHIBIT
    NUMBER        DESCRIPTION
    ------        -----------
    2.1           Exchange Agreement for 10,000 shares of common stock, dated
                  October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No.
                  33-85904) as declared effective by the Commission on December
                  15, 1994 (the "1994 S-1")).

    3.1           Restated Certificate of Incorporation of Stillwater Mining
                  Company, dated December 21, 1994 (incorporated by reference to
                  Exhibit 3.1 to the Form 10 Q/A for the quarterly period ended
                  September 30, 2001, filed on November 14, 2001).

    3.2           Certificate of Amendment of Certificate of Incorporation of
                  Stillwater Mining Company, dated December 21, 1994
                  (incorporated by reference to Exhibit 3.2 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

    3.3           Certificate of Designation of Stillwater Mining Company, dated
                  November 15, 1995 (incorporated by reference to Exhibit 3.3 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

    3.4           Certificate of Amendment of Restated Certificate of
                  Incorporation of Stillwater Mining Company, dated June 29,
                  1999 (incorporated by reference to Exhibit 3.4 to the Form 10
                  Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

    3.5 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Stillwater Mining Company, dated July 13,
                  2000 (incorporated by reference to Exhibit 3.5 to the Form 10
                  Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

    3.6 Amended and Restated Bylaws of Stillwater Mining Company, as adopted April 19, 2001 (incorporated by reference to Exhibit
                  3.6 to the Form 10 Q/A for the quarterly period ended
                  September 30, 2001, filed on November 14, 2001).

    4.1           Form of Indenture, dated April 29, 1996, between Stillwater
                  Mining Company and Colorado National Bank with respect to the company's 7% Convertible Subordinated Notes Due 2003
                  (incorporated by reference to Exhibit 4.1 of the Registrant's
                  Form 8-K, dated April 29, 1996).

    4.2 Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

   10.1           1998 Equity Incentive Plan (incorporated by reference to
                  Appendix A to the Proxy statement, dated April 6, 1998).

   10.2 Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

   10.3           Conveyance of Royalty Interest and Agreement between
                  Stillwater Mining Company and Manville Mining Company, dated
                  October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

   10.4           Agreement for Electric Service between the Montana Power
                  Company and Stillwater Mining Company, dated June 1, 1996
                  (incorporated by reference to Exhibit 10.8.1 of the Registrant's 1996 10-K).

   10.5 Equipment Lease Agreement between Stillwater Mining Company and Senstar Capital Corporation, dated October 5, 1995.
                  (incorporated by reference to Exhibit 10.17 of the Registrant's 1995 10-K).

   10.6           Purchase Agreement between Stillwater Mining Company and
                  Senstar Capital Corporation, dated October 5, 1995
                  (incorporated by reference to Exhibit 10.17.1 of the Registrant's 1995 10-K).

   10.7           Purchase Agreement between Stillwater Mining Company and The
                  Westaim Corporation, dated October 14, 1996 (incorporated by reference to Exhibit 10.16 of the Registrant's 1996 10-K).

   10.8           PGM Concentrate Refining Agreement between Stillwater Mining
                  Company and Union Miniere, dated May 8, 1996. (incorporated by reference to Exhibit 10.15 of the Registrant's 1998 10-K).

   10.9           Articles of Agreement between Stillwater Mining Company and
                  Oil, Chemical and Atomic Workers International Union, dated
                  July 1, 1999 (incorporated by reference to Exhibit 10.10 of the Registrant's 1999 10-K).

   10.10          Palladium Sales Agreement, made as of August 13, 1998, among
                  Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, dated July 21, 1998).

   10.11          Palladium and Platinum Sales Agreement, made as of August 17,
                  1998, among Stillwater Mining Company and General Motors
                  Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, dated
                  July 21, 1998).

   10.12          Palladium and Platinum Sales Agreement, made as of August 27,
                  1998, among Stillwater Mining Company and Mitsubishi
                  Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.4 to the Form 8-K, dated July 21,
                  1998).

   10.13          Employment Agreement between James A. Sabala and Stillwater
                  Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2001).

   10.14          Employment Agreement between Harry C. Smith and Stillwater
                  Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2001).

   10.15          Employment Agreement between Ronald W. Clayton and Stillwater
                  Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarterly period ended September 30, 2001).

   10.16          Employment Agreement between Robert M. Taylor and Stillwater
                  Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarterly period ended September 30, 2001).

   10.17          Employment Agreement between Francis R. McAllister and
                  Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

   10.18          Employment agreement between John R. Stark and Stillwater
                  Mining Company dated July 23, 2001 (filed herewith).

   10.19          Credit Agreement, dated February 23, 2001, between Stillwater
                  Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.19 of the Registrant's 2000 10-K).

   10.20          First Amendment Agreement to Palladium Sales Agreement between
                  Stillwater Mining Company and Ford Motor Company, dated
                  October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant's 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

   10.21          Second Amendment Agreement to Palladium and Platinum Sales
                  Agreement between Stillwater Mining Company and Ford Motor
                  Company, dated March 27, 2001 (incorporated by reference to
                  Exhibit 10.1 to the Form 10-Q for the quarterly period ended
                  March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

   10.22          First Amendment Agreement to Palladium and Platinum Sales
                  Agreement between Stillwater Mining Company and General Motors
                  Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant's 2000 10-K)
                  (portions of the agreement have been omitted pursuant to a confidential treatment request).

   10.23          Refining Agreement between Stillwater Mining Company and
                  Catalyst and Chemicals Division of Johnson Matthey Inc. dated
                  July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant's 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

   10.24          Second Amendment Agreement to Palladium and Platinum Sales
                  Agreement between Stillwater Mining Company and General Motors
                  Corporation, dated February 14, 2001 (filed herewith).

   10.25          First Amendment Agreement to Palladium and Platinum Sales
                  Agreement between Stillwater Mining Company, Mitsubishi
                  Corporation and Mitsubishi International Corporation, dated
                  April 1, 2001 (incorporated by reference to Exhibit 10.2 to the Form 10-Q, for the quarterly period ended March 31, 2001)
                  (portions of the agreement have been omitted pursuant to a confidential treatment request).

   10.26          Second Amendment Agreement to Palladium, Platinum and Rhodium
                  Sales Agreement between Stillwater Mining Company and
                  Mitsubishi International Corporation, dated November 30, 2001
                  (filed herewith).

   10.27 Waiver, Consent and Amendment No. 1 to Credit Agreement, dated as of June 27, 2001, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, dated December
                  10, 2001).

   10.28          Amendment No. 2 to Credit Agreement, dated as of November 30,
                  2001, by and among Stillwater Mining Company and Toronto
                  Dominion (Texas), Inc. (incorporated by reference to Exhibit
                  10.1 of the Registrant's Form 8-K, dated December 10, 2001).

   10.29 Retail Electricity Supply Contract between PPL EnergyPlus, LLC and Stillwater Mining Company dated December 11, 2001. (filed herewith).

   10.30 Stock Purchase Agreement between Stillwater Mining Company and entities listed on Exhibit A, dated January 30, 2002.
                  (incorporated by reference to Exhibit 10.1 to the Registrant's
                  Registration Statement on Form S-3/A (File No.333-75404) as declared effective by the Commission on February 7, 2002).

   23.1           Consent of KPMG LLP (filed herewith).

   23.2           Consent of Behre Dolbear & Company, Inc. (filed herewith).