Form 10-Q
period 2002-03-31
STILLWATER MINING CO /DE/
filed 2002-04-18
CIK 931948

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002.

                                     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

                       Commission file number 0-25090

                         STILLWATER MINING COMPANY
           (Exact name of registrant as specified in its charter)


                Delaware                             81-0480654
     -------------------------------      ----------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)


          536 East Pike Avenue
            Columbus, Montana                            59019
    --------------------------------         ------------------------------
(Address of principal executive offices)             (Zip Code)


                               (406) 322-8700
                -------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO __

At April 11, 2002, 43,107,802 shares of common stock, $0.01 par value per share, were issued and outstanding.



                         STILLWATER MINING COMPANY

                                 FORM 10-Q

                        QUARTER ENDED March 31, 2002

                                   INDEX


                                                                                                      PAGE

PART I - FINANCIAL INFORMATION

         Item 1.         Financial Statements...................................................         3

         Item 2.         Management's Discussion and Analysis of
                         Financial Condition and Results of Operations..........................        10

         Item 3.         Quantitative and Qualitative Disclosures About Market Risk.............        24


PART II - OTHER INFORMATION

         Item 1.         Legal Proceedings......................................................       25

         Item 2.         Changes in Securities and Use of Proceeds..............................       25

         Item 3.         Defaults Upon Senior Securities........................................       25

         Item 4.         Submission of Matters to a Vote of Security Holders....................       25

         Item 5.         Other Information......................................................       25

         Item 6.         Exhibits and Reports on Form 8-K.......................................       25

SIGNATURES               .......................................................................       26



                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Stillwater Mining Company
Consolidated Balance Sheet
(Unaudited)
(in thousands, except share and per share amounts)


                                                                                     March 31,                 December 31,
                                                                                       2002                        2001
                                                                                     ---------                 ------------
ASSETS
     Current assets
         Cash and cash equivalents                                             $      55,311                $      14,911
         Inventories                                                                  45,374                       42,944
         Accounts receivable                                                          21,540                       21,773
         Deferred income taxes                                                         4,406                        1,417
         Other current assets                                                          4,280                        4,745
                                                                               -------------                -------------
              Total current assets                                                   130,911                       85,790

     Property, plant and equipment, net                                              776,178                      774,036
     Other noncurrent assets                                                           7,037                        8,395
                                                                               -------------                -------------
              Total assets                                                     $     914,126                $     868,221
                                                                               =============                =============

LIABILITIES and SHAREHOLDERS' EQUITY
     Current liabilities
         Accounts payable                                                      $      12,559                $      21,539

         Accrued payroll and benefits                                                 10,073                       10,630
         Property, production and franchise taxes payable                              8,824                        7,768
         Current portion of long-term debt and capital lease
              obligations                                                             14,130                        9,008
         Accrued restructuring costs                                                   3,615                       10,974
         Income taxes payable                                                          1,615                            -
         Other current liabilities                                                     9,133                        3,588
                                                                               -------------                -------------
              Total current liabilities                                               59,949                       63,507

         Long-term debt and capital lease obligations                                217,625                      246,803
         Deferred income taxes                                                        77,440                       71,887
         Other noncurrent liabilities                                                 12,565                       10,901
                                                                               -------------                -------------
              Total liabilities                                                      367,579                      393,098
                                                                               -------------                -------------

     Shareholders' equity
         Preferred stock, $0.01 par value, 1,000,000 shares
              authorized; none issued                                                      -                            -
         Common stock, $0.01 par value, 100,000,000 shares
              authorized; 43,107,802 and 38,771,377 shares
                  issued and outstanding                                                 431                          388
         Paid-in capital                                                             349,291                      291,182
         Retained earnings                                                           194,385                      177,820
         Accumulated other comprehensive income                                        4,288                        5,733
         Unearned compensation - restricted stock awards                              (1,848)                           -
                                                                               -------------                -------------
              Total shareholders' equity                                             546,547                      475,123
                                                                               -------------                -------------
              Total liabilities and shareholders' equity                       $     914,126                $     868,221
                                                                               =============                =============


                                   See notes to consolidated financial statements.



Stillwater Mining Company
Consolidated Statement of Operations
(Unaudited)
(in thousands, except per share amounts)


                                                                               Three months ended
                                                                                   March 31,
                                                                     -----------------------------------------
                                                                           2002                    2001
                                                                     ------------------      -----------------

Revenues                                                             $    75,977             $    89,864

Costs and expenses
    Cost of metals sold                                                   43,539                  38,245
    Depreciation and amortization                                          9,261                   5,613
                                                                     ------------------      -----------------
       Total cost of sales                                                52,800                  43,858

    General and administrative expenses                                    3,566                   5,452
     Adjustment to restructuring accrual                                  (6,277)                      -
                                                                     ------------------      -----------------
       Total costs and expenses                                           50,089                  49,310
                                                                     ------------------      -----------------

Operating income                                                          25,888                  40,554

Other income (expense)
    Interest income                                                          218                     568
    Interest expense, net of capitalized interest of
        $4,215 in 2001                                                    (4,425)                      -
                                                                     ------------------      -----------------
Income before income taxes                                                21,681                  41,122

Income tax provision                                                      (5,116)                (11,720)
                                                                     ------------------      -----------------

Net income                                                                16,565                  29,402
                                                                     ------------------      -----------------

Other comprehensive income (expense), net of tax                          (1,804)                  6,514
                                                                     ------------------      -----------------

Comprehensive income                                                 $    14,761             $    35,916
                                                                     ==================      =================

Earnings per share
       Basic                                                         $      0.40             $      0.76
                                                                     ==================      =================
       Diluted                                                       $      0.40             $      0.75
                                                                     ==================      =================

Weighted average common shares outstanding
       Basic                                                              41,599                  38,671
       Diluted                                                            41,787                  39,406




                                   See notes to consolidated financial statements.



Stillwater Mining Company
Consolidated Statement of Cash Flows
(Unaudited)
(in thousands)


                                                                          Three Months ended
                                                                               March 31,
                                                                   ---------------------------------
                                                                        2002                2001
                                                                   --------------      -------------

Cash flows from operating activities
Net income                                                        $    16,565          $    29,402

Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                      9,261                5,613
     Deferred income taxes                                              2,564                8,220
     Adjustment to restructuring accrual                               (6,277)                   -
     Cash paid on restructuring accrual                                (1,082)                   -
     Amortization of debt issuance costs                                  251                   80
     Amortization of restricted stock                                     254                    -

Changes in operating assets and liabilities:
     Inventories                                                       (2,430)               4,259
     Accounts receivable                                                  233              (27,360)
     Accounts payable                                                  (8,980)              (4,383)
     Other                                                              9,112                3,072
                                                                  -----------          ------------

Net cash provided by operating activities                              19,471               18,903
                                                                  -----------          ------------

Cash flows from investing activities
     Capital expenditures                                             (11,403)             (49,184)
     Proceeds from sale/leaseback transactions                          1,282                    -
                                                                  -----------          ------------
Net cash used in investing activities                                 (10,121)             (49,184)
                                                                  -----------          ------------

Cash flows from financing activities
     Issuance of long-term debt                                             -              157,149
     Payments on long-term debt and capital lease
         Obligations                                                  (25,338)            (125,676)
     Payments for debt issuance costs                                       -               (3,946)
     Net metals repurchase agreement transactions                           -               (2,866)
     Issuance of common stock, net of issue costs                      56,388                  885
                                                                  -----------          ------------
Net cash provided by financing activities                              31,050               25,546
                                                                  -----------          ------------

Cash and cash equivalents
     Net increase (decrease)                                           40,400               (4,735)
     Balance at beginning of period                                    14,911               18,219
                                                                  -----------          ------------
Balance at end of period                                          $    55,311          $    13,484
                                                                  ===========          ============



                                   See notes to consolidated financial statements.



Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)


Note 1 - General

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company's financial position as of March 31, 2002 and the results of its operations for the three-month periods ended March 31, 2002 and 2001 and cash flows for the three-month periods ended March 31, 2002 and 2001. Certain prior period amounts have been reclassified to conform with the current period presentation. The results of operations for the three-month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's 2001 Annual Report on Form 10-K.

Note 2 - New Accounting Standards

         Effective January 1, 2002, the company adopted the FASB SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. The adoption of SFAS No. 144 did not have an impact on the company's financial position or results of operations as of and for the three-month period ended March 31, 2002.

Note 3 - Comprehensive Income

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

         The following summary sets forth the changes of other comprehensive income (loss) accumulated in shareholders' equity (in thousands):


                                                           Commodity          Interest           Total Derivative
                                                          Instruments        Rate Swaps        Financial Instruments
                                                        ----------------- ----------------- --------------------------
Balance at December 31, 2001                            $     9,458       $          -            $     9,458
     Reclassification to earnings                            (2,837)               133                 (2,704)
     Change in value due to change in
     forward  interest rates                                      -                321                    321
                                                        ----------------- ----------------- --------------------------
                                                              6,621                454                  7,075
     Tax effect                                              (2,608)              (179)                (2,787)
                                                        ----------------- ----------------- --------------------------
Balance at March 31, 2002                               $     4,013       $        275            $     4,288
                                                        ================= ================= ==========================


         All commodity instruments outstanding at March 31, 2002, have been settled and cash has been received. The gains are being deferred in accumulated other comprehensive income until the original contract settlement dates. The company expects to realize and reclassify to earnings the entire $6.6 million ($4.0 million net of tax) of unrealized gains existing at March 31, 2002 during the next nine months.

         The unrealized gains of $454,000 ($275,000 net of tax) existing at March 31, 2002 on the interest rate swaps are being deferred and will be recognized as an adjustment to interest expense over the next twenty-four months.

Note 4 - Inventories

         Inventories consisted of the following (in thousands):


                                                                         March 31,                       December 31,
                                                                          2002                               2001
                                                                -----------------------          ------------------------
Metals inventory
     Raw ore                                                     $         1,454                 $          1,571
     Concentrate and in-process                                           13,092                           14,944
     Finished goods                                                       20,488                           17,171
                                                                -----------------------          ------------------------
                                                                          35,034                           33,686
Materials and supplies                                                    10,340                            9,258
                                                                -----------------------          ------------------------
                                                                $         45,374                 $         42,944
                                                                =======================          ========================


Note 5 - Long-Term Debt
Credit Facility

         In February 2001, the company obtained a $250 million credit facility (the "Credit Facility") from a syndicate of financial institutions. The Credit Facility provides for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term
B) and a $50 million revolving credit facility. Amortization of the term loan facilities commenced on March 31, 2002. The final maturity of the Term A and the revolving credit facility is December 30, 2005 while the Term B facility final maturity date is December 31, 2007. As of March 31, 2002, the company had $65.0 million and $134.0 million outstanding under the Term A and Term B loan facilities, respectively, bearing interest at 4.50% and 5.625% for the Term A and Term B facilities, respectively. No balance is outstanding under the revolving credit facility as of March 31, 2002, which requires an annual commitment fee of 0.5% on the unadvanced amount.

Note 6 - Capital Stock Transactions

Restricted Stock

         On January 2, 2002, the company granted 132,299 shares of restricted stock to certain of its officers and employees. Substantially all shares vest on dates ranging from June 30, 2002 to January 2, 2005 provided that the recipient is still employed by the company on such vesting dates. Vesting may accelerate upon the attainment of certain performance criteria measured on specified dates. The market value of restricted stock awarded totaled approximately $2.5 million on the grant date and was recorded as a separate component of stockholders' equity. No shares of restricted stock were forfeited during the first quarter of 2002. The company is amortizing unearned compensation over the vesting periods. During the first quarter of 2002, approximately $254,000 related to the restricted stock was recognized as compensation expense and an accrued compensation liability was reduced by $438,000.

Stock Offering

         On January 31, 2002, the company completed a $60 million private placement of its common stock involving approximately 4.3 million shares or approximately 10% of the outstanding shares after such issuance. The price per share represents an approximate 10% discount from the closing price of $15.61 on January 29, 2002. As of March 31, 2002, proceeds from the offering were approximately $54.9 million, net of actual offering costs of $5.1 million incurred to date.

Note 7 - Earnings per Share

         The effect of outstanding stock options on diluted weighted average shares outstanding was 190,822 and 735,064 shares for the three-month periods ending March 31, 2002 and 2001, respectively. Outstanding options to purchase 1,905,958 and 329,625 shares of common stock were excluded from the computation of diluted earnings per share for the three-month periods ended March 31, 2002 and 2001, respectively, because the effect of inclusion would have been antidilutive using the treasury stock method.

         The effect of outstanding restricted stock on diluted weighted average shares outstanding was 47,926 shares for the three-month period ending March 31, 2002.

Note 8 - Long-Term Sales Contracts

         The company maintains long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts provide for floor and ceiling price structures as summarized below:


                 -------------------------------------------------    -------------------------------------------------------
                                    PALLADIUM                                                 PLATINUM
                 -------------------------------------------------    -------------------------------------------------------
                              Avg.                     Avg.                                                        Avg.
                 % of        Floor         % of      Ceiling             % of       Avg. Floor       % of        Ceiling
      Year      Production   Price       Production   Price            Production      Price       Production     Price
               ---------------------------------------------------    -------------------------------------------------------
     2002           95%      $370          28%        $400              98%           $403          42%           $567
     2003           95%      $357          28%        $400              97%           $404          27%           $571
     2004          100%      $371          39%        $644              80%           $425          16%           $856
     2005          100%      $355          31%        $702              80%           $425          16%           $856
     2006          100%      $339          16%        $981              80%           $425          16%           $856
     2007           80%      $400          20%        $975              70%           $425          14%           $850
     2008           80%      $385          20%        $975              70%           $425          14%           $850
     2009           80%      $380          20%        $975              70%           $425          14%           $850
     2010           80%      $375          20%        $975              70%           $425          14%           $850


Note 9 - Financial Instruments

         The company utilizes the following types of derivative financial instruments: fixed forwards, cashless put and call option collars, financially settled forwards and interest rate swaps. For derivative instruments, the company designates derivatives as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). Changes in fair value of derivatives that are highly effective as hedges and that are designated and qualified as a cash-flow hedge are reported in other comprehensive income until the related specific firm commitments or forecasted transactions occur. Hedging gains or (losses) on commodity instruments were recognized as an adjustment to revenue and consisted of the following (in thousands):


                                                        Three months ended March 31,
                                                          2002                     2001
                                                   -------------------       -----------------
     Cashless put and call option collars           $           -            $      (2,457)
     Financially settled forwards                           2,837                   (1,765)
                                                    ------------------       ----------------
                                                    $       2,837            $      (4,222)
                                                   ===================       ================

         The company had no fixed forward contracts outstanding during the periods ending March 31, 2002 and 2001 and had no cashless put and call option collars outstanding during the period ending March 31, 2002.

         During the first quarter of 2002, the company has entered into two identical interest rate swap agreements with a combined notional amount totaling $100 million. The outstanding interest rate swap agreements were effective March 4, 2002 and mature on March 4, 2004. The agreements require the company to pay interest at a fixed rate of 3.67% and receive interest at a rate based on LIBOR, which is adjusted on a quarterly basis. The adjusted quarterly rate at March 31, 2002 was 1.9%. The interest rate swap agreements qualify as a cash flow hedge and are considered to be highly effective since the change in the value of the interest rate swap will offset changes in the future cash flows related to interest payments on the company's debt.

Note 10 - Restructuring Costs

         In the fourth quarter of 2001, the company began implementing a revised operating plan, which included a reduction of the company's previously planned capital expenditures and production levels. In accordance with the plan, the company terminated certain contracts related to ongoing mine development and accrued a pre-tax charge of approximately $11 million for early contract termination costs. The accrual was based on the termination provisions of the related contracts. During the first quarter of 2002, the company reduced its accrued restructuring costs resulting in a gain of $6.3 million primarily as a result of successful negotiations of certain termination clauses of the construction contracts. Any adjustments to the original estimate of the accrual have been included in the company's results of operations. The following summary sets forth the changes of the restructuring accrual during the first quarter of 2002 (in thousands):


                                                       Contract
                                                     Terminations
                                                   -----------------
             Balance at December 31, 2001          $     10,974
                  Cash paid                              (1,082)
                  Accrual adjustments                    (6,277)
                                                   ----------------
             Balance at March 31, 2002             $      3,615
                                                   ================



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Stillwater Mining Company
Key Factors
(Unaudited)


                                                                 Three months ended
                                                                     March 31,
                                                       ---------------------------------------
                                                            2002                   2001
                                                       ----------------      -----------------

OPERATING DATA

Consolidated:

Ounces produced (000)
     Palladium                                                     128                     96
     Platinum                                                       38                     28
                                                       ----------------      -----------------
         Total                                                     166                    124

Tons mined (000)                                                   325                    199

Tons milled (000)                                                  324                    200
Mill head grade (ounce per ton)                                   0.57                   0.68

Sub-grade tons milled (000)                                         12                     18
Sub-grade mill head grade (ounce per ton)                         0.28                   0.21

Total tons milled (000)                                            336                    218
Combined mill head grade (ounce per ton)                          0.56                   0.64
Total mill recovery (%)                                             89                     90

Stillwater Mine:

Ounces produced (000)
     Palladium                                                     110                     96
     Platinum                                                       33                     28
                                                       ----------------      -----------------
         Total                                                     143                    124

Tons mined (000)                                                   255                    199

Tons milled (000)                                                  253                    200
Mill head grade (ounce per ton)                                   0.63                   0.68

Sub-grade tons milled (000)                                         12                     18
Sub-grade mill head grade (ounce per ton)                         0.28                   0.21

Total tons milled (000)                                            265                    218
Combined mill head grade (ounce per ton)                          0.61                   0.64
Total mill recovery (%)                                             90                     90

East Boulder Mine:

Ounces produced (000)
     Palladium                                                      18                      -
     Platinum                                                        5                      -
                                                       ----------------      -----------------
         Total                                                      23                      -

Tons mined (000)                                                    70                      -

Tons milled (000)                                                   71                      -
Mill head grade (ounce per ton)                                   0.37                      -
Mill recovery (%)                                                   88                      -


SALES AND PRICE DATA

Ounces sold (000)
     Palladium                                                     124                    109
     Platinum                                                       41                     28
                                                       ----------------      -----------------
         Total                                                     165                    137

Average realized price per ounce
     Palladium                                          $          455         $          704
     Platinum                                                      493                    529
     Combined (1)                                                  465                    668

Average market price per ounce
     Palladium                                          $          387         $          930
     Platinum                                                      485                    602
     Combined (1)                                                  410                    853

(1) Stillwater Mining reports a combined average realized and market price of palladium and platinum at the same ratio as ounces are produced from the refinery. The combined average realized price represents revenues of the company excluding contract discounts divided by ounces sold. The combined average market price represents the average London PM Fix for the actual months of the period.



COST DATA

Consolidated:

     PER TON MILLED(2)

     Cash operating costs                               $          118         $          123
     Royalties and taxes                                            14                     28
                                                        ---------------------  ----------------
     Total cash costs                                   $          132         $          151
     Depreciation and amortization                                  28                     26
                                                        ---------------------  -----------------
     Total production costs                             $          160         $          177
                                                        =====================  =================

     PER OUNCE PRODUCED(2)

     Cash operating costs                               $          240         $          217
     Royalties and taxes                                            28                     48
                                                        ---------------------  -----------------
     Total cash costs                                   $          268         $          265
     Depreciation and amortization                                  56                     45
                                                        ---------------------  -----------------
     Total production costs                             $          324         $          310
                                                        =====================  =================

Stillwater Mine:

     PER TON MILLED(2)

     Cash operating costs                               $          117         $          123
     Royalties and taxes                                            14                     28
                                                        ---------------------  -----------------
     Total cash costs                                   $          131         $          151
     Depreciation and amortization                                  26                     26
                                                        ---------------------  -----------------
     Total production costs                             $          157         $          177
                                                        =====================  =================

     PER OUNCE PRODUCED(2)

     Cash operating costs                               $          217         $          217
     Royalties and taxes                                            26                     48
                                                        ---------------------  -----------------
     Total cash costs                                   $          243         $          265
     Depreciation and amortization                                  48                     45
                                                        ---------------------  -----------------
     Total production costs                             $          291         $          310
                                                        =====================  =================

(2) Income taxes, corporate general and administrative expense and interest income and expense are not included in total cash costs or total production costs.

East Boulder Mine:

       PER TON MILLED(2)

     Cash operating costs                              $           123         $            -
     Royalties and taxes                                            13                      -
                                                       ----------------------  -----------------
     Total cash costs                                  $           136         $            -
     Depreciation and amortization                                  35                      -
                                                       ----------------------  ------------------
     Total production costs                            $           171         $            -
                                                       ======================  ===================

     PER OUNCE PRODUCED(2)

     Cash operating costs                              $           382         $            -
     Royalties and taxes                                            40                      -
                                                       ----------------------  -------------------
     Total cash costs                                  $           422         $            -
     Depreciation and amortization                                 107                      -
                                                       ======================  ===================
     Total production costs                            $           529         $            -
                                                       ======================  ===================

(2) Income taxes, corporate general and administrative expense and interest income and expense are not included in total cash costs or total production costs.


Recent Developments

         During the first quarter of 2002, the company placed the East Boulder Mine into commercial production. As a result, all assets have been placed into service and are being depreciated, depleted and / or amortized in accordance with the company's policy. Additionally, interest capitalization has been discontinued since the assets have been placed into operation.

         The company is engaged in discussions with the Securities and Exchange Commission concerning its methodology for calculating its probable ore reserves. Proven reserves are not affected by this issue. The issue arose in connection with the SEC's review of the company's "shelf" registration statement, which was filed in December 2001. The SEC has informed the company that it believes the company's reserve methodology should be revised to better conform to the SEC's interpretation of industry standards. Since the company went public in 1994, it has consistently used the same reserve estimation methodology and believes that it has demonstrated the ability to convert probable reserves into proven reserves and proven reserves into revenue ounces, which supports its methodology. Since 1994, the company's ore reserves have been reviewed by Behre Dolbear & Company, independent consultants, who are experts in mining, geology and ore reserve determination. In addition, Behre Dolbear & Company has retained an additional independent consultant who has confirmed its opinion and ore reserve estimation methodology. The company and its independent consultants continue to believe that its methodology is appropriate. The company intends to defend its position on reserve methodology and will pursue all avenues of appeal. There can be no assurance as to the outcome of this issue and it is not possible to quantify the amount of any potential adjustment, if any, in the Company's reported probable reserves until the matter is resolved. Although we believe that our method is appropriate, there can be no assurance as to the outcome of our discussions with the SEC and it is not possible to quantify the amount of any potential adjustment in probable reserves until the matter is resolved, but any such adjustment could be material.

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

         On January 30, 2002, we sold 4,285,715 shares of common stock, at an aggregate offering amount of $60,000,000, to accredited investors in a private placement. These shares of common stock were not registered under the Securities Act. The Company's discussions with the SEC have caused a delay in the effectiveness of the registration statement. Under the terms of the stock purchase agreement, if a registration statement covering the resale of the shares is not declared effective by the SEC within 90 days after the closing of the private placement, we will be required to pay each investor liquidated damages in a cash amount equal to one-thirtieth of one percent of the purchase price paid by such investor.

Results of Operations

Three months ended March 31, 2002 compared to three months ended March 31,
2001

         PGM Production. During the first quarter of 2002, the company produced approximately 128,000 ounces of palladium and 38,000 ounces of platinum compared with production of approximately 96,000 ounces of palladium and 28,000 ounces of platinum in the first quarter of 2001. The increase was primarily due to a 15% increase in production at the Stillwater Mine, which produced 110,000 ounces of palladium and 33,000 ounces of platinum in the first quarter of 2002, and the East Boulder Mine, which produced 18,000 ounces of palladium and 5,000 ounces of platinum in the first quarter of 2002. The increased production is primarily the result of a 54% increase in total tons milled of 336,000 tons compared to 218,000 tons in the first quarter of 2001, partially offset by a 13% decrease in the combined mill head grade.

         Revenues. Revenues were $76.0 million for the first quarter of 2002 compared with $89.9 million for the first quarter of 2001. The 16% decrease is primarily due to a 30% decrease in realized PGM prices, partially offset by a 20% increase in ounces sold.

         Combined PGM sales increased by 28,000 ounces to 165,000 ounces compared with 137,000 ounces for the same period of 2001. Palladium and platinum ounces sold increased to approximately 124,000 ounces and 41,000 ounces, respectively, compared to 109,000 ounces and 28,000 ounces, respectively, for the first quarter of 2001.

         The company's combined average realized price per ounce of palladium and platinum sold in the first quarter of 2002 decreased 30% to $465 per ounce, compared to $668 per ounce in the first quarter of 2001. The combined average market price decreased 52% to $410 per ounce in the first quarter of 2002, compared to $853 per ounce in the first quarter of 2001. The company's average realized price per ounce of palladium was $455 in the first quarter of 2002, compared to $704 per ounce in the first quarter of 2001, while the average market price of palladium was $387 per ounce in the first quarter of 2002 compared to $930 per ounce in the first quarter of 2001. The company's average realized price per ounce of platinum was $493 in the first quarter of 2002, compared to $529 per ounce in the first quarter of 2001, while the average market price of platinum was $485 per ounce in the first quarter of 2002 compared to $602 per ounce in the first quarter of 2001.

         Production Costs. The company's total cash costs per ounce produced for the quarter ended March 31, 2002 increased $3 or 1% to $268 per ounce from $265 per ounce in the quarter ended March 31, 2001. The increase in total cash costs is primarily attributed to a $20 per ounce increase related to the East Boulder Mine, which has not reached its full production capacity as of March 31, 2002, and lower byproduct and secondary credits of $8 per ounce. This is offset by lower royalties and taxes of $20 per ounce and lower support services costs of $6 per ounce. The company's total production costs per ounce increased $14, or 5%, to $324 per ounce in the quarter ended March 31, 2002 due to an increase in non-cash costs of $11 per ounce, primarily related to an increase in depreciable fixed assets placed into service during the first quarter of 2002.

         Expenses. General and administrative expenses decreased from $5.5 million in the first quarter of 2001 to $3.6 million in the first quarter of 2002 and are primarily a result of $1.4 million of costs attributable to management realignment during the first quarter of 2001.

         During the first quarter of 2002, the company reduced its accrued restructuring costs resulting in a $6.3 million gain as a result of successful negotiations of certain termination clauses of construction contracts cancelled during the fourth quarter of 2001. During the fourth quarter of 2001, the company accrued a pre-tax charge of approximately $11 million for restructuring costs related to implementing a revised operating plan.

           Interest expense increased $4.4 million as a result of the start-up of the East Boulder Mine, which resulted in discontinuing interest capitalization since assets have been placed into operation.

         Income Taxes. The company has provided for income taxes of $5.1 million, or 23.6%, of pre-tax income for the quarter ended March 31, 2002 compared to $11.7 million, or 28.5% of pre-tax income, for the quarter ended March 31, 2001. The reduction in the effective tax rate is the result of a change in the treatment of mine development costs that will allow the company to increase depletion expense for tax purposes.

         Net Income. The company reported net income of $16.6 million or $0.40 per diluted share for the first quarter of 2002 compared with net income of $29.4 million, or $0.75 per diluted share for the first quarter of 2001.

Liquidity and Capital Resources

         The company's working capital at March 31, 2002 was $71.0 million compared to $22.3 million at December 31, 2001. The ratio of current assets to current liabilities was 2.2 at March 31, 2002, compared to 1.4 at December 31, 2001.

         Net cash provided by operations for the three months ended March 31, 2002, was $19.5 million compared with $18.9 million for the comparable period of 2001, an increase of $0.6 million. The increase was primarily a result of decreased net income of $12.8 million, a decrease in the restructuring accrual of $7.4 million due to adjustments of $6.3 million and cash payments of $1.1 million, and a decrease in other non-cash expenses of $1.6 million, offset by an increase in net operating assets and liabilities of $22.3 million.

         A total of $10.1 million of cash was used in investing activities in the first three months of 2002 compared to $49.2 million in the same period of 2001, a decrease of $39.1 million. The decrease is due to a reduction of capital expenditures in accordance with the company's optimization plan. The capital expenditures in the first three months of 2002 primarily relate to mine development activities.

         For the three months ended March 31, 2002, cash provided by financing activities was $31.1 million compared to $25.5 million for the comparable period of 2001. Cash provided by financing activities were primarily attributed to net proceeds from a $60 million common stock offering, offset by a $25 million repayment on the company's credit facility.

         Cash and cash equivalents increased by $40.4 million for the first three months of 2002 compared to a decrease of $4.7 million for the comparable period of 2001.

         The company intends to utilize cash on hand and expected cash flows from operations, along with available borrowings under the existing $250 million Credit Facility to fund its operating and capital needs. At March 31, 2002, outstanding borrowings under the Credit Facility were $199 million. See Note 5 to the financial statements for a description of the company's Credit Facility. In addition, the company may, from time to time, also seek to raise additional capital from the public or private securities markets or from other sources for general corporate purposes and for investments beyond the scope of the current phase of the current operating plans.

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

Critical Accounting Policies

Asset Impairment

         The company follows Statement of Financial Accounting Standard
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. The company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured as the amount by which the asset-carrying value exceeds fair value. Fair value is determined using estimated discounted future cash flow analysis. Future cash flows include estimates of recoverable ounces, platinum and palladium prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation expenditures, all based on detailed life-of-mine plans derived from engineering reports. In estimating future cash flows, assets are grouped together at each individual mine property which is the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions such as declining PGM prices, lower than expected recoverable ounces, and/or the company's performance could have a material effect on the company's ability to recover the carrying amounts of its long lived assets resulting in potential impairment charges. As of March 31, 2002, the company does not believe that any impairments of its long-lived assets have occurred.

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

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The company expects the deferred tax assets at March 31, 2002 to be realized as a result of projected income from future operations and reversal of existing taxable temporary differences. Any differences between the assumptions used in management's analysis and market conditions, such as declining PGM prices and lower recoverable ounces, that would effect the company's future taxable income could have a material effect on the ability of the company to fully realize the benefit of its deferred tax assets. There was no valuation allowance recorded at March 31, 2002 because it is more likely than not that all deferred tax assets will be realized.

Reclamation Liabilities

         Post-closure reclamation and site restoration costs are estimated based on environmental regulatory requirements and are accrued ratably over the life of the mine using a units-of-production method. At March 31, 2002, the company was required to post surety bonds with the State of Montana in the amount of $13.2 million, which will be required to be increased by $7.5 million to a total of $20.7 million, which also represents the company's current estimate of mine closure and reclamation costs for current operations. Any differences between the required bonded amounts and actual post-closure reclamation and site restoration costs could have a material effect on the company's estimated liability resulting in an increase in the recorded amount. The accrued reclamation liability was approximately $1.5 million at March 31, 2002.

Hedging Program

         Effective January 1, 2001, the company adopted the FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. SFAS Nos. 133 and 138 require that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The company primarily uses derivatives to hedge metal prices and manage interest rate risk. As of March 31, 2002, all outstanding commodity derivative instruments have been settled and cash has been received. The associated gains are being deferred in accumulated other comprehensive income until the original settlement dates. As of March 31, 2002, the outstanding interest rate swaps have a value of $275,000, net of tax, and are reported as a component of accumulated other comprehensive income.


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

         The market prices of PGMs have fallen significantly over the past year and may continue to fall. The price for palladium, which had reached record high price levels of $1,090 per ounce in January 2001 fell sharply to approximately $320 per ounce during the third quarter of 2001 and at April 11, 2002 was approximately $372 per ounce. The price for platinum also fell from $640 per ounce early in 2001 to approximately $533 per ounce at April 11, 2002. The economic contraction experienced in the United States and worldwide may lead to further reductions in market prices of PGMs, particularly if demand for PGMs falls in connection with reduced automobile and electronics production. Any such economic downturn or continued drop in prices could adversely impact our results of operations and could impair our ability to achieve our production plans. Because of the recent declines in the price of PGMs, we have adjusted our production goals to consider the PGM market outlook, production, ore grade and tonnage, ounces to be produced and timing of our expansion program. In the current price environment and considering our funding requirements, our previously announced production target of 1 million ounces per annum for 2003 has been revised to approximately 730,000 ounces.

         Economic and political events in Russia could also result in declining market prices. If Russia disposes of substantial amounts of platinum group metals from stockpiles or otherwise, the increased supply could reduce the market prices of palladium and platinum. Financial, economic, or political instability in Russia and economic problems could make Russian shipments difficult to predict and the risk of sales from stockpiles more significant. Volatility was evident during 1997 through 2001 when apparent tightness in the market for platinum group metals led to high prices for current delivery contracts and "backwardation", a condition in which delivery prices for metals in the near-term are higher than delivery prices for metals to be delivered in the future.

         Any drop in PGM prices adversely impacts our revenues, profits and cash flows. In addition, sustained low prices could reduce revenues further by production cutbacks due to cessation of the mining of deposits or portions of deposits that have become uneconomic at the then prevailing PGM price and reduce funds available for development. See "Business and Properties - Competition: Palladium and Platinum Market" in the company's annual report on Form 10-K for the year ended December 31, 2001 for further explanation of these factors.

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

         The SEC has informed us that it believes our method for calculating probable reserves should be revised and directed that we re-designate our probable reserves as mineralized material. Although we believe that our method is appropriate, there can be no assurance as to the outcome of our discussions with the SEC and it is not possible to quantify the amount of any potential adjustment in probable reserves until the matter is resolved, but any such type adjustment could be material.

         Our depreciation and amortization expense and the carrying amounts of our property, plant and equipment included in our audited financial statements for the year ended December 31, 2001 and in our financial statements for the period ended March 31, 2002 are dependent upon our ore reserve estimates. If we are not successful in defending our position, it would likely result in a material downward revision of our reserves which, in turn, would result in a reduction to net income reported in the year 2001 and possibly to a restatement of earlier years' results. A reduction in reserve estimates could also result in asset impairment charges.

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

         We enter into hedging contracts from time to time in an effort to reduce the negative effect of price changes on our cash flow. These hedging activities typically consist of contracts that require us to deliver specific quantities of metal, or to financially settle the obligation in the future at specific prices, the sale of call options and the purchase of put options. At April 11, 2002, the market prices for palladium and platinum were $372 and $533 per ounce, respectively. See Note 9 to the financial statements attached hereto for a discussion of our outstanding hedge positions. While hedging transactions are intended to reduce the negative effects of price decreases, they can also prevent us from benefiting from price increases. When PGM prices are above the price for which future production has been sold, we would have an opportunity loss. We have entered into long-term sales contracts that provide a floor price for sales of a portion of our production. See Note 8 to the financial statements attached hereto for a description of these contracts.

Operating Plan Risks - Achievement of our production goals is subject to significant uncertainties.

         Our achievement of our production goals depends upon our ability to sustain production at the Stillwater Mine and our related facilities and its ability to achieve initial production targets at the East Boulder Mine. Each of these tasks will require us to develop mine facilities to commence and maintain production within budgeted levels. We have previously and may need to further revise our plans and cost estimates for the Stillwater Mine and East Boulder Mine as the mining progresses. See "Business and Properties - Current Operations" in the company's annual report on Form 10-K for the year ended December 31, 2001 for further discussion of our operating plans. Among the major risks to a successful operating plan are potential cost overruns during development of new mine operations and construction of new facilities and the inability to retain sufficient numbers of skilled underground miners.

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

         In the course of seeking to increase production, we have historically experienced difficulties resulting from development shortfalls and production constraints including underground materials handling constraints, equipment unavailability, operational inconsistencies and service interruptions. New mining operations often experience unexpected problems during the development and start-up phases, which can result in substantial delays in reaching commercial production. During 2001, we revised our operating plans at the Stillwater Mine and East Boulder Mine. See "Business and Properties - Current Operations - Optimization Plan" in the company's annual report on Form 10-K for the year ended December 31, 2001. The operating plan further contemplates a significant effort to reduce expenses. We may experience difficulties in achieving these production goals. We may also continue to experience difficulties and delays as we increase production.

         The East Boulder Mine commenced operations in the first quarter of 2002 and has no operating history. As a result, estimates of future cash operating costs at East Boulder are based largely on our operating experience at the Stillwater Mine portion of the J-M Reef. Actual production, cash operating costs and economic returns may differ significantly from those currently estimated or those established in future studies and estimates. New mining operations often experience unexpected problems during the development and start-up phases, which can result in substantial delays in reaching commercial production.

Compliance with Bank Credit Agreement - The restrictions imposed by our debt agreements could negatively affect our ability to engage in certain activities.

         Our agreement with the syndicate of financial institutions provides a credit facility that is being used to finance a portion of the expansion plan and contains covenants relating to the accomplishment of specific production objectives, capital cost and financial targets. If we are unable to comply with the debt covenants, we would seek to amend the existing contract or to seek alternative financing. If we violate any of the covenants contained in our agreement, such default could cause immediate acceleration of the loan and could increase the interest rate on any borrowings thereunder. During 2001, we were required to amend certain credit agreement covenants to align the credit agreement with our revised operating plan. These covenants were amended effective December 2001. See
Note 5 to the financial statements attached hereto for a discussion of the company's credit facility.

Dependence on Agreements with Significant Customers - We depend upon a few customers and our sales and operations could suffer if we lose any of them.

         We are party to long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation, each of who represent more than 10% of the company's revenues. For more information about these sales contracts, see Note 8 to the financial statements attached hereto.

         As a result of these contracts, we are subject to the customers' compliance with the terms of the contracts, their ability to terminate or suspend the contracts and the customers' willingness and ability to pay. The loss of any of these customers would require us to sell at prevailing market prices, which may expose us to lower metal prices as compared to the floor and ceiling price structures under the sales contracts. In the event we become involved in a disagreement with one or more of its customers, their compliance with these contracts may be at risk. For example, we have negotiated floor prices that are well above historical low prices for palladium and platinum. In the event of a substantial decline in the market price of palladium or platinum, one or more of these customers could seek to renegotiate the prices or fail to honor the contracts. In such an event, our operating plans could be threatened. In addition, under our syndicated credit facility, a default or modification of the sales contracts could prohibit additional loans or require the repayment of outstanding loans. A termination or breach by a customer could negatively impact our results of operations. The contracts are designed to limit the downside risk of metal prices at the risk of foregoing a portion of upside price potential should market prices exceed the price ceilings. See Note 8 to the financial statements attached hereto for additional information about the sales contracts.

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

         Our operations depend significantly on the availability of qualified miners. Historically, we have experienced high turnover with respect to our miners. In addition, we must compete for individuals skilled in the operation and development of mining properties. The number of such persons is limited, and significant competition exists to obtain their skills. We cannot be certain that we will be able to maintain an adequate supply of miners and other personnel or that our labor expenses will not increase as a result of a shortage in supply of such workers. We currently employ 446 miners and under the current operating plan expect to slightly decrease the number of miners within the next five years. Failure to maintain an adequate supply of miners could limit our ability to meet our contractual requirements. We currently have approximately 1,640 employees, about 1,010 of whom are covered by a collective bargaining agreement with Paper, Allied Industrial, Chemical and Energy Workers International Union
(PACE) Local 8-001, expiring June 30, 2004. In January 2002, we recognized PACE as the exclusive bargaining representative for the hourly employees at the East Boulder Mine. We anticipate that labor contract negotiations will occur in 2002. In the event our employees were to engage in a strike or other work stoppage, we could experience a significant disruption of our operations and higher ongoing labor costs, which could limit our ability to meet our contractual requirements.

Availability of Surety Bonds - If the company is unable to obtain surety bonds to collateralize our reclamation liabilities, our operating permits may be impacted.

         We are required to post surety bonds to guarantee performance of reclamation activities at the Stillwater and East Boulder Mines. As a result of the terrorist activities on September 11, 2001, the total bonding capacity of the U.S. insurance industry has been severely reduced. In addition, the State of Montana has been requiring higher bonding levels at mining operations throughout the state. For example, the bonded amount at the East Boulder Mine is currently $4.0 million and the State of Montana is requiring the bond to be increased by $7.5 million. The Stillwater Mine currently posts a bond of $9.2 million, which may require a substantial increase. In the event that increased bonding requirements are imposed and we are unable to obtain the required bonds, the ability to operate under existing operating permits could be adversely affected.

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

         Our business is subject to extensive federal, state and local environmental controls and regulations, including the regulation of discharge of materials into the environment, disturbance of lands, threatened or endangered species and other environmental matters. These laws are continually changing and, as a general matter, are becoming more restrictive. Generally, compliance with these regulations requires us to obtain permits issued by Federal, state and local regulatory agencies. Certain permits require periodic renewal or review of their conditions. We cannot predict whether we will be able to renew such permits or whether material changes in permit conditions will be imposed. Nonrenewal of permits or the imposition of additional conditions could prohibit our ability to conduct its operations. See "Business and Properties - Current Operations - Regulatory and Environmental Matters" in the company's annual report on Form 10-K for the year ended December 31, 2001.

         Compliance with existing and future environmental laws and regulations may require additional control measures and expenditures, which we cannot predict. Environmental compliance requirements for new mines may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. Expansion may require new environmental permitting at the Stillwater Mine and mining and processing facilities at the East Boulder Mine. Private parties may pursue legal challenges of our permits. See "Business and Properties - Current Operations - Regulatory and Environmental Matters" in the company's annual report on Form 10-K for the year ended December 31, 2001.

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

         A significant portion of our revenues are currently derived from our mining operations at the Stillwater Mine. An interruption in operations at the Stillwater Mine or at any of our processing facilities would have a negative impact on our ability to generate revenues and profits in the future. A smaller portion of our revenues is derived from our mining operations at the East Boulder Mine. Material factors that could cause an interruption in our operations at either mine include:

o        ground or slope failures,

o        cave-ins and other mining or ground-related problems,

o        industrial accidents,

o        mechanical equipment and facility performance problems and

o        the availability of materials and equipment.

Uncertainty of Title to Properties - The validity of unpatented mining claims is subject to title risk.

         We have a number of unpatented mining claims. See "Business and Properties - Current Operations - Title and Royalties" in the company's annual report on Form 10-K for the year ended December 31, 2001. The validity of unpatented mining claims on public lands, which constitute most of our property holdings, is often uncertain and may be contested and subject to title defects. Unpatented mining claims may be located on U.S. federal public lands open to appropriation, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and is always subject to challenges of third parties or contests by the federal government. The validity of an unpatented mining claim or millsite, in terms of its location and its maintenance, depends on strict compliance with a complex body of federal and state statutory and decisional law and, for unpatented mining claims, the existence of a discovery of valuable minerals. In addition, few public records exist to definitively control the issues of validity and ownership of unpatented mining claims or millsites. While we have obtained various reports, opinions and certificates of title for some of the unpatented mining claims or millsites we own or to which we have the rights in accordance with what we believe is industry practice, we cannot be certain that the title to any of our claims may not be defective. See "Business and Properties - Current Operations - Title and Royalties" in the company's annual report on Form 10-K for the year ended December 31, 2001.

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

         As of March 31, 2002, the company had no metal committed for future delivery under either forward delivery contracts or under put and call option strategies. From time to time, the company utilizes financially settled forwards and cashless put and call option collars. Under financially settled forwards, at each settlement date, the company receives the difference between the forward price and the market price if the market price is below the forward price and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company's financially settled forwards are settled at maturity. Under cashless put and call option collars, at each settlement, the company receives the difference between the put price and the market price if the market price is below the put price and the company pays the difference between the call price and the market price of the market price is above the call price.

Interest Rate Risk

         At the present time, the company has entered into interest rate swaps to manage the impact of changes in interest rates. The interest rate swaps have notional amounts totaling $100 million, which provide a fixed interest rate of 3.67% on the variable portion of the calculation of the interest rate on the company's credit facility. Therefore, the company is exposed to changes in interest rates on the portion of its credit facility in excess of $100 million, since the credit facility carries a variable interest rate based upon LIBOR. The company's credit facility provides for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term B) and a $50 million revolving credit facility. The final maturity of the Term A and revolving credit facility is December 30, 2005, while the Term B facility final maturity date is December 31, 2007. As of March 31, 2002, the company had $65.0 million and $134.0 million outstanding under the Term A and Term B loan facilities, respectively, bearing interest at 4.50% and 5.625% for the Term A and Term B loan facilities, respectively. No balance is outstanding under the revolving credit facility as of March 31, 2002.


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

                  On April 12, 2002, Stillwater became aware through media reports that the Company and certain senior officers were named in a pending securities class action complaint filed April 11, 2002 in United States District Court, Southern District of New York. This action purports to be a class action filed on behalf of all persons who purchased or otherwise acquired common stock of the Company between April 20, 2001 through and including April 1, 2002, and asserts claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by the Company regarding its financial performance, and in particular, its accounting for probable reserves. The Company has not been served by any of the plaintiffs but intends to vigorously defend itself in these actions.

Item 2.  Changes in Securities and Use of Proceeds

                  On January 31, 2002, the company completed a $60 million private placement of its common stock involving approximately 4.3 million shares or approximately 10% of the outstanding shares after such issuance. The price per share represented an approximate 10% discount from the closing price of $15.61 on January 29, 2002. As of March 31, 2002, proceeds from the offering were approximately $54.9 million, net of actual offering costs of $5.1 million incurred to date. The proceeds were used to pay down the $25 million revolving credit facility and the remaining will be used for general corporate purposes.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              10 Waiver, Consent and Amendment No. 3 to Credit Agreement, dated as of January 28, 2002 by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (filed herewith).

         (b)  Reports on Form 8-K:

              None


                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     STILLWATER MINING COMPANY
                                                        (Registrant)


Date:    April 18, 2002              By:  /s/ Francis R. McAllister
                                          -------------------------------------
                                          Francis R. McAllister
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)



Date:    April 18, 2002
                                     By:  /s/ James A. Sabala
                                          -------------------------------------
                                          James A. Sabala
                                          Vice President and Chief Financial
                                          Officer (Principal Financial Officer)



                               Exhibit Index

Exhibit
Number                          Description
-------                         -----------


10 Waiver, Consent and Amendment No. 3 to Credit Agreement, dated as of January 28, 2002 by and among Stillwater Mining Company and Toronto Dominion (Texas) Inc. (filed herewith).