Form 10-K/A
period 2001-12-31
STILLWATER MINING CO /DE/
filed 2002-06-07
CIK 931948

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

Commission File Number 0-25090

STILLWATER MINING COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	81-0480654

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

536 EAST PIKE AVENUE, COLUMBUS, MONTANA 59019
(Address of principal executive offices and zip code)

(406) 322-8700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED

Common stock, $.01 par value	The New York Stock Exchange

Preferred Stock Purchase Rights	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 1, 2002, assuming a price of $17.95 per share, the closing sale price on the New York Stock Exchange, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates was approximately $773.2 million.

As of March 1, 2002, the company had outstanding 43,073,333 shares of common stock, $.01 par value.

Documents Incorporated by Reference: Part III, Items 10, 11, 12 and 13 incorporate by reference certain specifically identified portions of Stillwater Mining Company’s Proxy Statement for the registrant’s 2002 Annual Meeting of Stockholders.

GLOSSARY OF SELECTED MINING TERMS

         The following is a glossary of selected mining terms used in the Form 10-K that may be technical in nature:

Adit	A horizontal tunnel or drive, open to the surface at one end, which is used as an entrance to a mine.

Anorthosite	Igneous rock composed almost wholly of the mineral plagioclase feldspar.

Assay	The analysis of the proportions of metals in ore, or the testing of an ore or mineral for composition, purity, weight, or other properties of commercial interest.

Autocatalysts	The catalytic converter used in an automobile’s exhaust and pollution control system.

Close-spaced drilling	The drilling of holes designed to extract representative samples of rock in a target area.

Concentrate	A mineral processing product that generally describes the material that is produced after crushing and grinding ore and then effecting significant separation of gangue (waste) minerals from the metal and/or metal minerals, discarding the waste and minor amounts of metal and/or metal minerals leaving a “concentrate” of metal and/or metal minerals with a consequent order of magnitude higher content of metal and/or metal minerals than the beginning ore material.

Crystallize	Process by which matter becomes crystalline (solid) from a gaseous, fluid or dispersed state. The separation, usually from a liquid phase on cooling, of a solid crystalline phase.

Cut-off grade	Determined by the following formula parameters: estimates over the relevant period of mining costs, ore treatment costs, general and administrative costs, refining costs, royalty expenses, process and refining recovery rates and PGM prices.

Dilution	An estimate of the amount of waste or low-grade mineralized rock which will be mined with the ore as part of normal mining practices in extracting an ore body.

Drift	A major horizontal access tunnel used for the transportation of ore or waste.

Ductility	Property of solid material that undergoes more or less plastic deformation before it ruptures. The ability of a material to deform plastically without fracturing.

Fault	A fracture or a zone of fractures along which there has been displacement of the sides relative to one another parallel to the fracture.

Filter cake	The PGM-bearing product that is shipped from the refinery for the next step in the refining process.

Footwall	The underlying side of a fault, ore body, or mine working; especially the wall rock beneath an inclined vein, fault, or reef.

Gabbro	A group of dark-colored igneous rocks composed primarily of the minerals plagioclase feldspar and clinopyroxene, with minor orthopyroxene.

Grade	The average assay of a ton of ore, reflecting metal content. With precious metals, grade is expressed as troy ounces per ton of rock.

Lenticular-shaped	Resembling in shape the cross section of a double-convex lens.

Lode claims	Claiming the mineral rights along a lode (vein) structure of mineralized material on Federal land; typically lode claims are 1,500 feet in length along the trend of the mineralized material, the claim width typically being 600 feet wide.

Mafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in addition to lighter-colored feldspars.

Matrix	The finer-grained material between the larger particles of a rock or the material surrounding mineral particles.

Mill	A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to effect recovery of the pure metal. Term used interchangeably with concentrator.

Millsite claims	Claiming of Federal land for millsite purposes or other operations connected with mining lode claims. Used for nonmineralized land not necessarily contiguous with the vein or lode.

Mineral benefication	A treatment process separating the valuable minerals from the host material.

Mineralization	The concentration of metals and their compounds in rocks, and the processes involved therein.

Mineralized material	A mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals. Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

Net smelter royalty	A share of revenue paid by the Company to the owner of a royalty interest. At Stillwater, the royalty is calculated as a percentage of the revenue received by the Company after deducting treatment, refining and transportation charges paid to third parties, and certain other costs incurred by Stillwater in connection with processing the concentrate at the Columbus smelter.

Norite	Coarse-grained igneous rock composed of the minerals plagioclase feldspar and orthopyroxene.

Ore	That part of a mineral deposit which could be economically and legally extracted or produced at the time of reserve determination.

Outcrop	The part of a rock formation that appears at the earth’s surfaces, often protruding above the surrounding ground.

PGM	The platinum group metals collectively and in any combination of platinum, palladium, rhodium, ruthenium, osmium, and iridium. Reference to PGM grades for the company’s operations mean measured quantities of palladium and platinum only.

PGM rich matte	Matte is an intermediate product of smelting; an impure metallic sulfide mixture made by melting sulfide ore concentrates. PGM rich matte is a matte with an elevated level of platinum group metals.

Probable (indicated) reserves	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Proven (measured) reserves	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Recovery	The percentage of contained metal extracted from ore in the course of processing such ore.

Reef	A layer precipitated within the Stillwater Layered Igneous Complex enriched in platinum group metal-bearing minerals, chalcopyrite, pyrrhotite, pentlandite, and other sulfide materials. The J-M Reef, which the company mines, occurs at a regular stratigraphic position within the Stillwater Complex. Note: this use of “reef” is uncommon and originated in South Africa where it is used to describe the PGM-bearing Merensky, UG2, and other similar layers in the Bushveld Complex.

Refining	The final stage of metal production in which residual impurities are removed from the metal.

Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Shaft	A vertical or steeply inclined excavation for the purposes of opening and servicing an underground mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

Silica oxide rich slag	Slag is a nonmetallic product resulting from the mutual dissolution of flux and nonmetallic impurities in smelting. A silica rich is a smelting slag that has a high level of silica in it.

Sill	(1) With respect to a mine opening, the base or floor of the excavated area (stope); (2) With respect to intrusive rock, a tabular intrusive unit that is conformable with surrounding rock layers.

Smelting	Heating ore or concentrate material with suitable flux materials at high temperatures creating a fusion of these materials to produce a melt consisting of two layers with a slag of the flux and gangue (waste) minerals on top and molten impure metals below. This generally produces an unfinished product (matte) requiring refining.

Stope	An underground excavation from which ore is being extracted.

Strike	The course or bearing of a vein or a layer of rock.

Tailings	That portion of the ore that remains after the valuable minerals have been extracted.

Troy ounce	A unit measure used in the precious metals industry. A Troy ounce is equal to 31.10 grams. The amounts of palladium and platinum produced and/or sold by the Company are reported in troy ounces.

Ultramafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in the absence of significant lighter-colored feldspars.

Vein	A mineralized zone having regular development in length, width and depth that clearly separates it from neighboring rock.

Wall rock	The rock adjacent to, enclosing, or including a vein, layer, or dissemination of ore minerals.

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

         PGMs are rare precious metals with unique physical properties that are used in diverse industrial applications and in the jewelry industry. The largest use for PGMs is in the automotive industry for the production of catalysts that reduce automobile emissions. Palladium is also used in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices, as well as dental applications. Platinum’s largest use is for jewelry. Industrial uses for platinum, in addition to catalysts, include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasolines and fuel cells.

         At December 31, 2001, the company had proven and probable reserves of approximately 41.9 million tons of ore with an average grade of 0.60 contained ounces of PGMs per ton containing approximately 25 million ounces of palladium and platinum in a ratio of approximately 3.5 parts palladium to one part platinum. See “Business and Properties — PGM Ore Reserves”.

Highlights of the year 2001 included:

•	Revenues increased 23% to $277.4 million in 2001, primarily as a result of higher production levels and record PGM prices, and the company reported net income of $65.8 million in 2001 compared to a net income of $61.5 million in 2000. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2001 Compared to Year Ended December 31, 2000”.

•	During 2001, the company continued to implement a plan designed to increase PGM production. In 2001, the company produced a total of 504,000 ounces of palladium and platinum, excluding 22,000 ounces recovered from construction and development activities at the East Boulder Mine, compared to 430,000 ounces in 2000. The company expects to produce approximately 740,000 ounces in 2002 as the East Boulder Mine is placed into commercial production.

•	The total cash costs per PGM ounce were $264 in 2001 and were comparable to 2000 cash costs per ounce. The cash costs per ounce are comparable as a result of increased production and lower royalties and taxes associated with lower metal prices, offset by increased mine overhead and decreased byproduct credits.

•	Amendment of a $250 million credit facility in 2001.

•	In November 2001, the company announced an optimization plan for its business to respond to lower PGM prices stemming from the events of September 11, 2001. Pursuant to this plan, the mining rate at the Stillwater Mine, previously targeted at 3,000 tons of ore per day, will be held at 2,500 tons of ore per day and the East Boulder Mine will be placed into commercial production at an initial rate of 1,000 tons of ore per day rather than the previous design rate of 2,000 tons of ore per day.

         For a discussion of risks associated with the company’s business, please read “Business and Properties—Current Operations”, and “—Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

HISTORY OF THE COMPANY

         Palladium and platinum were discovered in the J-M Reef by Johns Manville Corporation (“Manville”) geologists in the early 1970s. In 1979, a Manville subsidiary entered into a partnership agreement with Chevron U.S.A. Inc. (“Chevron”) to develop PGMs discovered in the J-M Reef. Manville and Chevron explored and developed the Stillwater property and commenced underground mining in 1986.

         The company was incorporated in 1992 and on October 1, 1993, Chevron and Manville transferred substantially all assets, liabilities and operations at Stillwater to the company, with Chevron and Manville each receiving a 50% ownership interest in the company’s stock. In September 1994, the company redeemed Chevron’s entire 50% ownership. The company completed an initial public offering in December 1994, and Manville sold a portion of its shares through the offering reducing its ownership percentage to approximately 27%. In August 1995, Manville sold its remaining ownership interest in the company to institutional investors. The company’s common stock is publicly traded on the New York Stock Exchange under the symbol “SWC.”

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

         Geologically, the Stillwater Layered Complex is composed of a succession of ultramafic to mafic rocks derived from a large complex magma body emplaced deep in the Earth’s crust an estimated 2.7 billion years ago. The molten mass was sufficiently large and fluid at the time of emplacement to allow its chemical constituents to crystallize slowly and sequentially, with the heavier mafic minerals settling more rapidly toward the base of the cooling complex. The lighter, more siliceous suites crystallized relatively slower and also settled into layered successions of norite, gabbroic and anorthosite suites. This systematic process resulted in mineral segregations being deposited into extensive and uniform layers of varied mineral concentrations.

         The uniquely PGM-enriched J-M Reef and its characteristic host rock package represent one such layered sequence. The geosciences community believes that the PGM-enriched suite and other minerals characterizing the J-M Reef, accumulated at the same time and by the same mechanisms of formation as the rocks enclosing them. Over time, the orientation of a portion of the original horizontal reef and layered igneous complex was faulted an estimated 20,000 feet to the northeast and was tilted upward at angles 50 to 90 degrees to the north by the Beartooth Uplift. Localized faulting and intrusive mafic dikes are also evident along the 28-mile strike length of exposed Stillwater Complex. The impact of these structural events is localized along the J-M Reef and may effect the percent mineable tonnage in an area, create additional dilution, or result in below cut-off grade and barren zones. The impacts on reserves of these events are quantified under the percent mineable discussion under “Ore Reserves.” The upper portion and exposed edge of the reef complex were eroded forming the lenticular-shaped surface exposure of the Stillwater Complex and J-M Reef package evident today.

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

         The PGMs in the J-M Reef consist primarily of palladium, platinum and a minor amount of rhodium. The reef also contains approximately 3 volume-percent sulfides of iron, copper and nickel, and trace amounts of gold and silver. Five-year production figures from the company’s mining operations on the J-M Reef are summarized in Part II, Item 6, “Selected Financial and Operating Data”.

ORE RESERVES (1)

         On April 2, 2002, the company announced that it was engaged in discussions with Securities and Exchange Commission concerning its estimate of probable ore reserves. The issue arose in connection with the SEC’s review of the Company’s “shelf” registration statement, which was filed in December 2001. The SEC informed the company that the SEC believed the company’s reserve estimate should be revised to better conform to the SEC’s interpretation of industry standards.

         As a result of these discussions, the company has modified certain parameters used in its ore reserves estimate, which changes the reserves estimates from those previously reported. Historically, the company has vertically projected its probable reserves in certain ore blocks for distances up to 1900 feet beyond sample points. These projections were based on the company’s knowledge of geologic features affecting ore continuity within the J-M Reef and reconciliation of prior reserve estimates with actual mining results. The revised estimate limits reserve projections to 1000 feet beyond sample sites. The company will continue its practice of selectively limiting reserve projections to distances less than 1000 feet on the basis of its knowledge of geologic features. These changes caused a decrease in the company’s aggregate reserves of approximately 10%. The change will be effected in the company’s financial statements as a change in estimate commencing with the second quarter of 2002. The impact is not expected to be material to the company’s financial condition or results of operation. As the revision will be accounted for as a change of estimate and effected prospectively, the company does not expect that any restatement of its previously issued financial statements will be required. The revised ore reserve estimate does not impact the covenants under the company’s existing credit agreement.

         The company’s proven and probable palladium and platinum ore reserves as of December 31, 2001 and 2000 are set forth below and were 41,942,266 tons and 35,559,000 tons, respectively, with an average grade of 0.60 contained ounces per ton and 0.71 contained ounces per ton, respectively. The company utilizes statistical methodologies to calculate reserves based on interpolation and extrapolation between sample points. These sample points consist of surface and underground diamond drilling with sample spacings between 50 and 100 feet for proven reserves and up to 1000 feet for probable reserves. The maximum extrapolation distance for reserves is 1000 feet horizontally and in depth from sample points. This extrapolation is based on the known continuity of the J-M Reef and geostatistical confirmation of the basis for the projection of zones of influence from sample points. Extrapolation and interpolation is limited by modifying factors including geologic evidence, economic criteria and mining constraints. All sample points within the reserve area are utilized in determining the reserves. The proven reserve estimate utilizes geostatistical software to provide estimates of tons contained ounces. The probable reserve estimate utilizes statistical methods to provide estimates of tonnages and contained ounces. Proven and probable reserves give effect to an average mining dilution of 10% at zero grade based on actual mining experience. The reserves assume a combined palladium and platinum price of $305 per ounce. For purposes of reserve estimation, values for minor byproducts (nickel, copper, gold, silver, and rhodium) are not taken into account.

         The December 31, 2001, ore reserves were reviewed by Behre Dolbear & Company, Inc. (“Behre Dolbear”), independent consultants, who are experts in mining, geology and ore reserve determination. The company has utilized Behre Dolbear to carry out independent reviews and inventories of the company’s ore reserves since 1990. In addition, Behre Dolbear retained an additional independent consultant, Dr. Jean-Michel Rendu, who is also an expert in mining, geology and ore reserve determination. Dr. Rendu has confirmed Behre Dolbear’s opinion and ore reserve estimation methodology. Behre Dolbear and Dr. Rendu have consented to be named experts herein. See “Business and Properties — Risk Factors — Difficulty of Estimating Reserves Accurately — Reserves are very difficult to estimate and reserve estimates may require adjustment in the future; changes in ore grades could materially impact our production.”

	DECEMBER 31, 2001			DECEMBER 31, 2000

		AVERAGE	CONTAINED(3)(5)		AVERAGE	CONTAINED(4)(5)
	TONS	GRADE(3)	OUNCES	TONS	GRADE(4)	OUNCES
	(000'S)	(OUNCE/TON)	(000'S)	(000'S)	(OUNCE/TON)	(000'S)

Stillwater Mine

Proven Reserves	2,779	0.71	1,982	2,694	0.75	2,020

Probable Reserves	17,515	0.66	11,473	19,552	0.71	13,795

Total Proven and Probable Reserves(1)	20,294	0.66	13,455	22,246	0.71	15,815

East Boulder Mine

Proven Reserves	529	0.48	252

Probable Reserves	21,120	0.53	11,257	13,313	0.71	9,448

Total Proven and Probable Reserves(1)	21,649	0.53	11,509	13,313	0.71	9,448

Total Company Reserves

Proven Reserves	3,308	0.68	2,234	2,694	0.75	2,020

Probable Reserves(2)	38,635	0.59	22,730	32,865	0.71	23,243

Total Reserves(1)	41,943	0.60	24,964	35,559	0.71	25,263

The Company’s proven reserves are generally expected to be extracted utilizing the existing mine infrastructure. Additional capital expenditures will be required to extract the Company’s probable ore reserves.

(1)	Reserves are defined as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven reserves are defined as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are defined as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation. The proven and probable reserves reflect variations in the PGM content and structural impacts on the J-M Reef. These variations are the result of localized depositional and structural influences on the distributions of economic PGM mineralization. The historical weighted average percent tonnage that could be mined economically for the Stillwater Mine is 33% and for the East Boulder Mine it is 61%. Areas within the reserve boundaries of the two mines include areas where as little as 7% and up to 100% of the J-M Reef is economically mineable. There are significant portions of the reef that are known to be barren. The reserve estimate gives effect to these assumptions. See “Business and Properties — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results and Financial Condition.”

(2)	Total probable reserves include 21.1 million tons and 13.3 million tons at December 31, 2001 and 2000, respectively, in the area of East Boulder. Significant sustaining capital investments will be required to access the company’s probable reserves. See “Business and Properties — Current Operations — East Boulder Mine”.

(3)	Expressed as palladium plus platinum ounces per ton at a ratio of 3.5 parts palladium to one part platinum, before processing losses of 10%.

(4)	Expressed as palladium plus platinum ounces per ton at a ratio of 3.3 parts palladium to one part platinum, before processing losses of approximately 10%.

(5)	The average mine grade dilution of 10% has not been deducted from the tonnage estimates, and the average mill processing recovery of 90% has not been deducted from the contained ounces.

         Reserves are consumed during mining operations and the company generally replaces reserves by drilling on a close-spaced pattern mineralized material which has been identified geologically but not yet established as proven reserves. Because of the expense of the close-spaced drilling necessary to establish proven mining reserve estimates, the company has set an objective to achieve and maintain proven reserves to support approximately three years of mine production.

CURRENT OPERATIONS

         The company’s development approach, its current mining operations and mine plan for the future operations was designed in the 1980’s in response to the particular characteristics and challenges of the company’s ore deposit. The company’s development is designed to provide access to the ore deposit given the characteristics and constraints of the ore deposit and its location throughout the entire productive life of the proven and probable reserves. Some of the challenges specific to the development of the J-M Reef include:

•	Surface access limitations (environmentally sensitivity)

•	Topographic extremes involving rugged mountain terrain and substantial elevation differences

•	Specific characteristics of the mineralized zone (narrow and long — approximately 28 miles in length)

•	Downward angle of mineralized zone dipping from near vertical to 45 degrees

•	A deposit which extends both laterally and at depth

•	Probable reserves extend for a lateral distance of approximately 32,000 feet at the Stillwater Mine and approximately 17,000 feet at the East Boulder Mine — a combined distance of approximately 9.3 miles.

STILLWATER MINE

         The company’s current mining operations take place at the Stillwater Mine, an underground mine that accesses the eastern side of the J-M Reef from nearby Nye, Montana. In addition, the company owns and maintains ancillary buildings which contain the concentrator, shop and warehouse, changing facilities, headframe, hoist house, paste plant, storage facilities and office. All structures are located within its 2,450 acre operating permit area at the Stillwater Mine. The Stillwater Mine is primarily situated on patented mining claims either leased or owned outright by the company and is wholly owned and operated by the company. The mine is located approximately 85 miles southwest of Billings, Montana and is accessed by a paved road. The mine has adequate water and power from established sources. See “Business and Properties — Risk Factors.”

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

         The 1,950-foot vertical shaft was constructed between 1994 and 1997 as part of the company’s plan to increase output from 1,000 to 2,000 tons of ore per day and was sunk adjacent to the concentrator to increase efficiency of the operation. All ore and waste are crushed before being hoisted up the shaft. The production shaft and underground crushing station reduced haulage times and costs, improved the material handling of ore and waste and improved the grinding capabilities of the concentrator. Ore from those areas above the 5,000-foot west elevation is hauled to the surface by train. Waste not used for backfill in underground excavations is hauled to the surface or hoisted up the shaft, depending on its location, and used in the rock embankment of the tailings dam or placed in the permitted waste disposal sites.

         The Stillwater Mine currently uses its 26 footwall laterals, totaling approximately 200,000 feet, and 4 primary ramps, totaling approximately 53,000 feet, to provide men and equipment access, supply haulage and drainage, intake and exhaust ventilation systems, muck haulage, backfill plant access, powder storage and/or emergency egress. To date, no footwall lateral has exhausted its requirement to support mining activities. The footwall lateral and primary ramp systems will continue to provide support of production and ongoing development activities. Currently, all underground infrastructure, including footwall laterals, are located within the company’s proven and probable reserve area and are intended to be used for the life of the mine. The company’s capitalized mine development, including footwall laterals and ramps, consist of permanent infrastructure that is integral and necessary not only for current operations, but also for all future planned operations. Accordingly, it is appropriate that these costs be amortized over the proven and probable reserves to be benefited utilizing the unit of production method. In addition, certain mine levels are required as an integral component of the ventilation system and serve as required intake and or exhaust levels, or as parallel splits to maintain electrical ventilation horsepower balance and to meet Mine Safety and Health Administration (“MSHA”) requirements. In addition, MSHA regulations contain requirements for alternate (secondary) escapeways from mine workings. These levels, in addition to forming components of the ventilation and escapeway system, consist of permanent mine service and utility infrastructure including road and rail transportation facilities, dewatering and backfill pumping facilities that are intended to be used for the life of the mine. The cost of the company’s capitalized mine development (which only includes the costs measured to date) is amortized over the proven and probable reserves to be benefited initializing the unit of production method. Significant additional development costs will be required to access the company’s probable reserves. These estimated future costs are not reflected in the amortization rate; however, the company gives effect to all of its proven and probable reserves in its determination of its amortization rate.

         Prior to 1994, almost all of the company’s mining activities utilized “cut-and-fill” stoping methods. This method extracts the orebody in ten-foot high horizontal cuts. The open space created by the extraction of each cut is filled with waste rock and coarse concentrator tailings and becomes the floor for the next level of mining as the process moves upward. Commencing in 1994, the company introduced two mechanized mining methods: “ramp-and-fill” and “sub-level stoping.” Ramp-and-fill is a mining method in which a succession of horizontal cuts are extracted from the orebody using mobile equipment. Access to the orebody is from ramps driven in or adjacent to the orebody allowing the use of hydraulic drills and load-haul-dump equipment. Sub-level stoping is a mining method in which blocks of the reef approximately 50 feet high and up to 75 feet in length are extracted in 30-foot intervals utilizing mobile electric hydraulic long-hole drills and remote control rubber tired load-haul-dump equipment. The reef is mined in a retreat sequence and mined out areas are filled with development waste. Mechanized mining accounted for approximately 94% of total tons mined in 2001. During 2001, the company began utilizing the underhand cut-and-fill method as a fourth mining alternative. This method extracts the orebody in horizontal cuts with each horizontal cut being filled with paste fill material. This method is successfully utilized in underground mines with characteristics similar to the Stillwater Mine. The company designates the appropriate mining method to be used on a stope-by-stope basis.

         The company processes ore through a concentrator plant adjacent to the Stillwater Mine. Ore is fed into the concentrator, mixed with water and ground to a slurry in the concentrator’s mill circuit to liberate the PGM-bearing sulfide minerals from the rock matrix. Various reagents are added to the slurry to separate the valuable sulfides from the waste rock in a flotation circuit. In this circuit, the sulfide minerals are floated, recycled, reground and refloated to produce a concentrate suitable for further processing. The flotation concentrate, which represents approximately 1% of the original ore weight, is filtered and transported in bins approximately 46 miles to the company’s metallurgical complex in Columbus, Montana. Approximately 60% of the material discarded from this process is used for backfill in the mine which provides a foundation upon which additional mining activities can occur. The balance is placed in tailings containment areas to the extent that mine tailings available exceed that required as backfill for operational purposes. No additional steps are necessary to treat any tailings placed back into the mine. Tailings placed into the impoundment areas require no additional treatment and are disposed of pursuant to the company’s operating permits. Mill recovery of PGMs was 90%, 91% and 91% for 2001, 2000 and 1999, respectively.

         In 1998, the company received an amendment to its existing operating permit which provided for the construction of a lined tailings impoundment that would serve the Stillwater Mine for approximately the next thirty years. During 1999, construction commenced on the tailings impoundment which was completed and placed into operation in late 2000. See “Business and Properties — Current Operations — Regulatory and Environmental Matters — Permitting and Reclamation”.

         During 2001, the Stillwater Mine produced approximately 504,000 ounces of palladium and platinum, compared to approximately 430,000 ounces in 2000 and approximately 409,000 ounces in 1999. See “Selected Financial and Operating Data.” The company’s total cash costs were $264 per ounce in 2001 compared to $264 per ounce in 2000 and $198 per ounce in 1999.

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

         The ore will then be processed through a concentrator plant which will mix the ore with water and will be ground to a slurry in the concentrator’s mill circuit to liberate the PGM bearing sulfides from the rock matrix. Consistent with the process at the Stillwater Mine, reagents are then added to the slurry to separate the valuable sulfide from the waste rock in the flotation circuit, with the sulfide minerals subsequently being floated, recycled, reground and refloated to produce a concentrate. The flotation concentrate which represents 2% of the original ore weight is filtered and transported in bins approximately 90 miles to the company’s metallurgical complex in Columbus, Montana. During 2001, test batches of development material containing low-grade PGMs were processed through the concentrator which yielded a metallurgical recovery of 86%. The company expects to achieve a recovery of 90% when ore production commences.

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

OPTIMIZATION PLAN FOR STILLWATER AND EAST BOULDER MINES

         In November 2001, we announced an optimization plan for our business to respond to lower PGM prices late in the third quarter of 2001 stemming from the events of September 11, 2001. Pursuant to this plan, the mining rate at the Stillwater Mine, previously targeted at 3,000 tons per day, will be held at 2,500 tons per day. Additionally, the East Boulder Mine will be placed into commercial production at an initial rate of 1,000 tons per day, rather than the previous designated rate of 2,000 tons per day. Based upon this plan, the East Boulder Mine is expected to produce between 140,000 and 170,000 ounces of PGMs annually. At these production rates, the company expects its PGM production to be approximately 700,000 ounces on an annualized basis. The optimization plan still preserves the company’s ability to gradually increase production at Stillwater and East Boulder Mines to the original 3,000 and 2,000 ton per day targets, respectively, when PGM prices improve.

         The optimization plan will thus reduce the company’s capital spending profile, associated operating costs and output level to match the lower price environment for palladium and platinum. The total capital required to maintain ore production at 2,500 tons per day at the Stillwater Mine will be approximately $60 million in 2002, $40 million in 2003 and $45 million in 2004. The total capital required to maintain ore production at 1,000 tons per day for the East Boulder Mine is estimated at approximately $15 million annually. The company incurred one-time charges totaling $11.0 million in connection with the optimization plan, which were recognized in the fourth quarter of 2001.

EXPLORATION AND DEVELOPMENT ACTIVITIES

         The J-M Reef has been explored from the surface along a 28-mile strike length by surface sampling and drilling. Surface sampling and drilling along the entire 28 mile strike length of the J-M Reef consists of some 900 drill holes at a maximum horizontal spacing of 1000 feet. Exploration activities have also included the driving of two exploratory underground adits, the West Fork Adit and the Frog Pond Adit. Comprehensive evaluation of PGM mineralization encountered in the J-M Reef has allowed delineation of probable reserves adjacent to the Stillwater and East Boulder Mines and of mineralized material over much of the remaining strike length. Exploration to date has defined sufficient proven and probable reserves to support mining for a number of years in the future. It is the company’s practice to systematically convert its established probable reserves to the proven category coincident with planned advances of underground development. The company’s focus is on its current delineated PGM reserves and adjacent mineralization along the J-M Reef within the company’s mining claims rather than the exploration of other mineral occurrences within the Stillwater Complex or at other prospective mineral properties. Consequently, exploration does not represent a significant expenditure for the company.

         As part of the company’s ongoing development activities, it continues to confirm the existence of proven reserves through the lateral and vertical development of the Stillwater and East Boulder Mines. These ongoing activities involve the construction of mine workings to access established reserves and the continuous advancement of definition drilling and engineering to replace depleted ore reserves. During 2001, 2000, and 1999, $86 million, $74 million and $51 million respectively, were incurred in connection with mine development activities.

         Diagrams of the Stillwater and East Boulder Mines as currently developed and as planned to be developed in the future are as follows:

METALLURGICAL COMPLEX

         Smelter. The company’s smelter is located in Columbus, Montana. Concentrate from the mine site is fed to a 5.0-megawatt electric furnace, where it is melted and separated into a silica oxide rich slag and a PGM rich matte. The matte is tapped from the furnace and granulated. The granulated furnace matte is re-smelted in a top blown rotary converter (TBRC), which separates iron from the converter matte. The converter matte is poured from the TBRC, granulated and transferred to the refinery for further processing. The granulated converter matte, approximately 10% of the original smelter feed weight, consists of copper and nickel sulfides containing about 2% PGMs.

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

         A resulting PGM rich filter cake is shipped via air freight to two different refineries and is returned to the account of the company as 99.95% PGM sponge after approximately 18-35 days. The refined material is then available for delivery to the company’s customers. The company pays its refiners a refining charge in United States dollars per ounce for the toll processing of the refinery filter cake.

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

SECONDARY MATERIALS PROCESSING

         Recycled autocatalysts are processed by the company through the metallurgical complex. A sampling facility for secondary materials was completed in late 1997 to crush and sample spent catalysts prior to being added to the electric furnace. Several test lots were processed during 1997 to determine that the spent auto catalysts were suitable for processing at the company’s facilities. Since 1998, the company has been processing small shipments of spent autocatalysts. The facility processed approximately 1,358 tons, 795 tons and 356 tons of spent catalysts in 2001, 2000 and 1999, respectively, recovering 68,800 ounces, 29,900 ounces and 12,500 ounces of palladium and platinum in 2001, 2000 and 1999, respectively.

OTHER PROPERTIES

         The company owns a 37,199 square foot smelter plant and 45,600 square foot refinery located in Columbus, Montana, as well as a 17,600 square foot warehouse facility. The company also leases a 10,100 square foot office building in Columbus. In February 2001, the company headquarters were relocated to Columbus, Montana from Denver, Colorado. The company believes that its existing facilities are adequate to service current production levels. The company also owns additional parcels of rural land near its minesties totaling approximately 3,024 acres in Stillwater and Sweetgrass Counties, Montana and additional properties in Columbus and Big Timber, Montana which are used as support facilities. All of the company properties are subject to a mortgage in favor of the company’s banking syndicate. The company is required to make quarterly principal payments to reduce the outstanding term loan balances of $65.0 million for the Term A loan and $134.0 for the Term B loan as of December 31, 2001. The principal payments for the Term A loan range from 10% to 30% of the outstanding balance during 2002 to 2005. The principal payments for the Term B loan range from 1% to 50.25% of the outstanding balance during 2002 to 2007. The outstanding credit revolver of $25 million is due in its entirety on December 31, 2005. The annual lease expense for our executive offices in Columbus, Montana is approximately $94,800 per year.

SALES AND HEDGING ACTIVITIES

         Palladium, platinum, rhodium and gold are sold to a number of consumers and dealers with whom the company has established trading relationships. Refined PGMs of 99.95% purity in sponge form are transferred upon sale from the company’s account at third party refineries to the account of the purchaser. Byproduct metals are purchased at market price by customers, brokers or outside refiners.

         During 1998, the company entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation, each of whom represent more than 10% of the company’s revenues.

In late 2000 and in 2001, the company amended these contracts to extend the terms and to modify the pricing mechanisms. The contracts apply to the company’s production through December 2010. Under the contracts, the company has committed between 80% to 100% of its palladium production and between 70% to 98% of its platinum production. Metal sales are priced at a modest discount to market. The remaining production is not committed under these contracts and remains available for sale at prevailing market prices. The contracts provide for floor and ceiling price structures as summarized below:

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

         At March 1, 2002, the market prices for palladium and platinum were $370 and $488 per ounce, respectively. The sales contracts provide for adjustments to ounces committed based on actual production. The sales contracts contain termination provisions that allow the purchasers to terminate in the event the company breaches certain provisions of the contract and the breach is not cured within periods ranging from 10 to 30 days of notice by the purchaser. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

         The company has historically entered into hedging agreements from time to time to manage the effect of price changes in palladium and platinum on the company’s cash flow. Hedging activities consist of “forward delivery contracts” for future deliveries of specific quantities of PGMs at specific prices, the sale of call options and the purchase of put options and financially settled forwards. Gains or losses can occur as a result of hedging strategies. Hedging gains or (losses) of $5.5 million, ($15.8) million and ($0.3) million were realized in 2001, 2000 and 1999, respectively. The percentage of the company’s sales that are made pursuant to modified pricing mechanisms are summarized below:

	2001	2000	1999

Floor Pricing	13%	—	1%

Market Pricing	61%	68%	90%

Ceiling Pricing	26%	27%	3%

Forward Pricing	—	5%	7%

         As of December 31, 2001, the company had no palladium or platinum committed for future delivery under either forward delivery contracts or under put and call option strategies. The company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the company’s hedge contract prices by a predetermined margin limit.

         On December 31, 2001, the company’s financially settled forwards had a deferred pre-tax gain of approximately $9.5 million. Substantially all financial settled forwards outstanding at December 31, 2001 have been closed and cash has been received. The gains will be deferred until the original settlement dates on the contracts.

TITLE AND ROYALTIES

         The company holds 995 patented and unpatented lode or millsite claims covering approximately 16,000 acres along the J-M Reef mineral zone and on adjacent federal lands utilized for the company’s operations facilities. The company believes that approximately 130 of these claims cover 100% of the known apex of the J-M Reef. Prior to the moratorium on processing new applications for mining claim patents, the company had leasehold control on 1 patented claim under the Mouat Agreement, had been granted patents on 34 of its own claims (a combined total of 735 acres), and had 33 patent applications pending on 135 additional mining claims covering an area of 2,249 acres. The applications included claims owned directly by the company or held by the company in leasehold. During the fourth quarter of 2001, 31 new patents were issued to the company for 126 mining claims covering 2,126 acres. Patents remain pending on two applications covering 123 acres in 9 mining claims for which first half final certificates have been issued. Subsequent to the first half certification, remaining requirements for demonstration and verification of the qualifying mineral discovery have been completed by a U.S. Mineral Examiner. At year end 2001, patents had been issued for all submitted applications involving the claims owned directly by the company. The two pending patents concern certain leasehold claims, under the Mouat Agreement, for which the company prepared and submitted patent applications on behalf of the claim’s owner and lessor. The company has been advised by Bureau of Land Management personnel that administrative procedures regarding the two outstanding patent applications should be completed during the first quarter of 2002. The remaining unpatented claims either adjoin the apex of the J-M Reef or provide sites for surface operations. The company presently maintains 825 active unpatented mining or millsite claims. Unpatented mining claims may be located on U.S. federal public lands open to appropriation and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and claims are more commonly subject to challenges of third parties, regulatory or statutory changes, or contests by the federal government. The validity of an unpatented mining claim or millsite claim, in terms of establishing and maintaining processory rights, depends on strict compliance with a complex body of federal and state statutory and decision law regarding the location, qualifying discovery of valuable minerals, occupancy and beneficial use by the claimant.

         Of the company’s 995 controlled claims, 869 are subject to royalties, including 711 subject to a 5% net smelter royalty payable to Franco Nevada Mining Corporation, Inc., 56 subject to a 0.35% net smelter royalty payable to the Mouat family, and 102 subject to both royalties. During 2001, 2000 and 1999, the company incurred royalty expenses of approximately $7.0 million, $7.2 million and $3.0 million, respectively. At December 31, 2001, 100% of the company’s proven and probable ore reserves were secured by either its 161 patented mining claims or the 9 first-half certified claims pending formal patent conveyance. Processing facilities at the East Boulder Mine are situated on 127 validated yet unpatented millsite claims.

SAFETY

         Current mine operations are conducted at the Stillwater Mine and at the East Boulder Mine and involve the use of heavy machinery and drilling and blasting in confined spaces. The company’s lost time accident rate in 2001 was 2.1 for every 200,000 man hours worked, down from 2.2 lost time accidents for every 200,000 man hours worked in 2000 and 6.0 in 1999. During 2001, the Stillwater Mine experienced three fatalities, two involving company employees and one involving an independent contractor’s employee. Management has implemented additional safety training programs and has vigorously applied the “Neil George Five-Point Safety System,” which is well known to the underground hard rock mining industry. This program requires daily interaction between employees and supervisors with a specific focus on safety and requires subsequent documentation of that interaction. Management believes that reductions in accident frequency are achievable.

         Safety is a primary concern of the company, and the company believes that training is a key element in accident prevention. Forty hours of safety training are required before inexperienced employees may start working underground, and yearly retraining in first aid, accident prevention techniques and equipment handling are mandatory for each mining employee.

         The metallurgical complex in Columbus, Montana maintained an exemplary safety record in 2001 with zero lost time accidents and is the first ever four-time recipient of the Governor’s Safety and Health Achievement

Award. The smelter is a seven-time recipient and the refinery is a three-time recipient of the Sharp’s Award, which exempts these facilities from routine Occupational Safety and Health Administration inspections. See “Business and Properties — Risk Factors”.

EMPLOYEES

         As of December 31, 2001, the company had 1,617 employees in the following areas:

NUMBER OF
SITE	EMPLOYEES

Stillwater Mine	1,122

East Boulder Mine	306

Metallurgical Complex	126

Columbus Administration and Support	63

Total	1,617

         All of the company’s hourly employees at the Stillwater Mine, the smelter and refinery are represented by the Paper, Allied Industrial, Chemical and Energy Workers International Union (PACE) as exclusive bargaining representative for substantially all hourly workers. On July 1, 1999, a new five year contract was negotiated which covers substantially all hourly workers at the Stillwater Mine, the smelter and the refinery and calls for an annual average wage increase of approximately 4% per annum. As of December 31, 2001, the hourly workers at the East Boulder Mine are not covered by a collective bargaining agreement. In January 2002, the company recognized PACE as the exclusive bargaining representative for the hourly employees at the East Boulder Mine. The company anticipates that labor contract negotiations will occur in 2002.

         The company competes for individuals skilled in underground hard rock mining techniques. Although the company has historically experienced a shortage of qualified miners, the economic downturn affecting gold, silver and base metal mining has made available a number of skilled underground miners. In addition, the company has instituted a training program to bring new employees up to the status of qualified, experienced underground miners bringing the total number of miners at the Stillwater Mine and the East Boulder Mine at the end of 2001 to 381 and 75, respectively. See “Business and Properties — Risk Factors”.

REGULATORY AND ENVIRONMENTAL MATTERS

         General. The company’s business is subject to extensive federal, state and local government controls and regulations, including regulation of mining and exploration which could involve the discharge of materials and contaminants into the environment, disturbance of land, reclamation of disturbed lands, associated potential impacts to threatened or endangered species and other environmental concerns. In particular, statutes including, the Clean Air Act, the Clean Water Act, the Solid Waste Disposal Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act and the National Environmental Policy Act, impose permit requirements, effluent standards, air emission standards, waste handling and disposal restrictions and other design and operational requirements, as well as recordkeeping and reporting requirements, upon various aspects of mineral exploration, extraction and processing. In addition, the company’s existing mining operations may become subject to additional environmental control and mitigation requirements if applicable federal, state and local laws and regulations governing environmental protection, land use and species protection are amended or become more stringent in the future. Additionally, the company is aware that federal regulation under the Solid Waste Disposal Act governing the manner in which secondary materials and byproducts of mineral extraction and benefication are handled, stored and reclaimed or reused are pending final revision which could affect the company’s facility design, operations, and permitting requirements. See “Business and Properties — Risk Factors.”

         The Stillwater Mine and East Boulder Mine are located on the northern edge of the Absaroka-Beartooth wilderness, about 30 miles north of Yellowstone National Park. Due to the proximity of the company’s operations to Yellowstone National Park and a wilderness area, the company’s operations are subject to stringent environmental controls which may adversely impact the company’s revenues. For example, increasingly stringent requirements may be adopted under the Clean Water Act, Clean Air Act or Endangered Species Act which could require installation of environmental controls not required of competitors located overseas or may prohibit all releases of hazardous substances from mining and milling operations. See “Business and Properties — Risk Factors.”

         The company’s past and future activities may also cause it to be subject to liabilities under provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), and analogous state law. Such laws impose strict liability on certain categories of potentially responsible parties including current property owners for releases or threatened releases of hazardous substances into the environment which cause the incurrence of cleanup costs.

         Generally, compliance with the above statutes requires the company to obtain permits issued by federal, state and local regulatory agencies and to file various reports and keep records of its operations affecting the environment. Certain permits require periodic renewal or review of their conditions. The company cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed. Non-renewal of permits or the imposition of additional conditions could have a material adverse effect on the company’s financial condition and results of operations. See “Business and Properties — Risk Factors.”

         The company believes that its operations and facilities comply in all material respects with current federal, state and local permits and regulations, and that it holds all necessary permits for its operations at the Stillwater and East Boulder Mines and to complete all of its planned expansion projects, including the East Boulder Mine. However, compliance with existing and future laws and regulations may require additional control measures and expenditures which cannot be estimated at this time. Compliance requirements for new mines and mills may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. The cost of complying with future laws and regulations may render currently operating or future properties less profitable and could adversely affect the level of the company’s reserves and, in the worst case, render its mining operations uneconomic.

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

         Reclamation regulations affecting the company’s operations are promulgated and enforced by the Hard Rock Bureau of the Montana Department of Environmental Quality (DEQ). Additional reclamation requirements may be imposed by the United States Forest Service (USFS) during the permitting process. For regulatory purposes, reclamation does not mean restoring the land to its pre-mining state. Rather, it is returning the post-mining land to a state which has stability and utility comparable to pre-mining conditions. Reclamation concerns include stabilization and vegetation of disturbed lands, controlling drainage from portals and waste rock dumps, removal of roads and structures, neutralization or removal of process solutions and visual aesthetics. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Environmental Obligations.”

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

         In the first quarter of 1999, an environmental group filed a complaint against the Montana DEQ challenging the adequacy of the Environmental Impact Statement and reclamation provisions developed in connection with the amendment to the permit. The company was not named in the complaint. In mid-2000, the company signed an agreement with the group and its affiliates (the Councils). Under the terms of the agreement, the Councils withdrew litigation against the Montana DEQ. The Councils have agreed not to file a protest against the renewal of the company’s water quality permit at the East Boulder Mine. For its part, the company has agreed to programs that will reduce traffic flows to both the Stillwater Mine and the East Boulder Mine. In addition, the company will fund the development of a watershed partnership for the Boulder River basin to assist residents in improving the quality of surface and ground water. Included in this is the funding of a long-term fishery study. The company estimates the cost of the programs to be $1.7 million during the five year period from 2000 to 2005.

COMPETITION: PALLADIUM AND PLATINUM MARKET

GENERAL

         Palladium and platinum are rare precious metals with unique physical qualities that are used in diverse industrial applications and in the jewelry industry. The development of a less expensive alternative alloy or synthetic material which has the same characteristics as PGMs could have a material adverse effect on the company’s revenues. Although the company is unaware of any such alloy or material, there can be no assurance that none will be developed.

         The company competes with other suppliers of PGMs, some of which are significantly larger than the company and have access to greater mineral reserves and financial and commercial resources. See “Supply” below. New mines may open over the next several years, increasing supply. Furthermore, in certain industrialized countries, an industry has developed for the recovery of PGMs from scrap sources, mostly from spent automotive and industrial catalysts. There can be no assurance that the company will be successful in competing with these existing and emerging PGM producers. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

         Approximately 50% of current world platinum production is used for industrial and manufacturing processes, most significantly for the manufacture of catalytic converters for the global auto industry. In addition to catalytic converters, industrial uses of platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high octane gasolines and fuel cells. The balance of current platinum demand is for the production of jewelry, such as gem settings for rings, and for investment/collector coins. Supply and demand for platinum are essentially in balance. See “Business and Properties — Risk Factors.”

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

         The supply of palladium is expected to be flat and may decline in the future. In the past, Russia has supplied over 65% of what is now an 6.8 million ounce (demand) world palladium market. Russia is believed to produce approximately 3.0 million ounces a year as a byproduct of nickel mining, and the remaining supply has come from stockpiles accumulated over the years. However, if it were to be determined that Russia’s stockpiles of palladium and platinum were extensive, and if they still exist and were disposed of in the market, the increased supply could adversely affect the market prices of palladium and platinum.

         In addition to these sources, PGMs are recovered from automotive catalytic converters acquired from scrap yards. A small but growing industry has developed in the collection and recovery of PGMs from scrap sources, including automotive catalytic converters and electronic and communications equipment. The company also processes small shipments of spent automotive catalysts.

PRICES

         The company’s revenue and earnings depend upon world palladium and platinum prices. The company has no control over these prices, which tend to fluctuate widely. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Revenue” and “Factors That May Affect Future Results and Financial Condition.” The volatility of palladium and platinum prices is illustrated in the following table of the London PM Fix of annual high, low and average prices per ounce.

	PALLADIUM			PLATINUM

YEAR	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE

1996	$144	$114	$128	$432	$367	$397

1997	239	118	177	497	343	396

1998	419	201	284	429	334	372

1999	454	285	358	457	342	377

2000	970	433	681	622	414	544

2001	1,090	315	604	640	415	529

2002*	435	365	392	493	453	472

•	(Through March 1)

RISK FACTORS

         Set forth below are certain risks faced by the company.

VULNERABILITY TO METALS PRICE VOLATILITY—CHANGES IN SUPPLY AND DEMAND COULD REDUCE MARKET PRICES.

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

         Economic and political events in Russia could also result in declining market prices. If Russia disposes of substantial amounts of platinum group metals from stockpiles or otherwise, the increased supply could reduce the market prices of palladium and platinum. Financial, economic, or political instability in Russia and economic problems could make Russian shipments difficult to predict and the risk of sales from stockpiles more significant. Volatility was evident during 1997 through 2001 when apparent tightness in the market for platinum group metals led to high prices for current delivery contracts and “backwardation,” a condition in which delivery prices for metals in the near term are higher than delivery prices for metals to be delivered in the future.

         Any drop in PGM prices adversely impacts our revenues, profits and cash flows. In addition, sustained low prices could reduce revenues further by production cutbacks due to cessation of the mining of deposits or portions of deposits that have become uneconomic at the then prevailing PGM price and reduce funds available for development. See “Business and Properties — Competition: Palladium and Platinum Market” for further explanation of these factors.

EFFECT OF HEDGING—HEDGING COULD LIMIT THE REALIZATION OF HIGHER METAL PRICES.

         We enter into hedging contracts from time to time in an effort to reduce the negative effect of price changes on our cash flow. These hedging activities typically consist of contracts that require us to deliver specific quantities of metal, or to financially settle the obligation in the future at specific prices, the sale of call options and the purchase of put options. At March 1, 2002, the market prices for palladium and platinum were $370 and $488 per ounce, respectively. See “Business and Properties — Current Operations - Sales and Hedging Activities” for a discussion of our outstanding hedge positions. While hedging transactions are intended to reduce the negative effects of price decreases, they can also prevent us from benefitting from price increases. When PGM prices are above the price for which future production has been sold, we would have an opportunity loss. We have entered into long-term sales contracts that provide a floor price for sales of a portion of our production. During 2001, 2000 and 1999, we reported hedging gain or (losses) of approximately $5.5 million, ($15.8) million and ($0.3) million, respectively. For a description of these contracts, see “Business and Properties—Current Operations—Sales and Hedging Activities”.

OPERATING PLAN RISKS — ACHIEVEMENT OF OUR PRODUCTION GOALS IS SUBJECT TO SIGNIFICANT UNCERTAINTIES.

         Our achievement of our production goals depends upon our ability to sustain production at the Stillwater Mine and our related facilities and its ability to achieve initial production targets at the East Boulder Mine. Each of these tasks will require us to develop mine facilities to commence and maintain production within budgeted levels. We have previously and may need to further revise our plans and cost estimates for the Stillwater Mine and East Boulder Mine as the mining progresses. See “Business and Properties — Current Operations” for further discussion of our operating plans. Among the major risks to a successful operating plan are potential cost overruns during development of new mine operations and construction of new facilities and the inability to retain sufficient numbers of skilled underground miners.

         Based on the complexity and uncertainty involved in operating underground mines, it is extremely difficult to provide accurate production and cost estimates. We cannot be certain that either the Stillwater or East Boulder Mines expanded operations will achieve the anticipated production capacity or that the expected operating cost levels will be achieved or that funding will be available from internal and external sources in necessary amounts or on acceptable terms. Failure to achieve our anticipated production capacity would reduce production levels, which would impact our revenues, profits and cash flows. The reduction of production levels would also impact certain covenants under our credit facility relating to the accomplishment of specified production levels. As underground operations expand at depth and horizontally, it is likely that operating costs will increase unless employee productivity is increased. In addition, as additional underground infrastructure is constructed, amortization will increase unless additional ore reserves are identified. Such increase in costs could adversely effect the company’s profitability.

         In order to pursue the mine plan, the company incurs continuing costs to construct the expanding infrastructure of the mine. Such costs, which include costs of construction of shafts, footwall laterals, ramps, ventilation, electrical, and plumbing systems, are included in cost pools that accumulate (net of amortization) over the life of the mine. The company amortizes these costs over the expected units of production over the life of the mine using a per unit calculation that is based on accumulated costs to date (net of amortization to date) divided by the proved and probable reserves at the point of estimate. There are changes in the per unit estimate of infrastructure cost allocation as the cost pool changes and as the proved and probable reserves change as a result of production and development of new reserves. The per unit rate of amortization may be higher or lower from one period to another as the cost pool may change disproportionately in relation to the change in proved and probable reserves. If infrastructure costs are incurred and accumulated during a period when reserves change in a manner and/or at a rate that is disproportionate to the change in the amortizable cost pool, the amortization rate per unit will increase or decrease. Since infrastructure costs will continue to be incurred over most of the life of the mine and will be amortized over the proved and probable reserves over the life of the mine, there will be variation in the amortization rate as new costs are incurred and estimates of proved and probable reserves change. If actual ore produced is less than the estimates of proved and probable reserves on which the amortization rate is calculated, the company may recognize lower margins or may incur losses in the later periods of production to the extent that unamortized costs are spread over a lower number of units of production.

         In the course of seeking to increase production, we have historically experienced difficulties resulting from development shortfalls and production constraints including underground materials handling constraints, equipment unavailability, operational inconsistencies and service interruptions. New mining operations often experience unexpected problems during the development and start-up phases, which can result in substantial delays in reaching commercial production. During 2001, we revised our operating plans at the Stillwater Mine and East Boulder Mine. See “Business and Properties — Current Operations — Optimization Plan.” The operating plan further contemplates a significant effort to reduce expenses. We may experience difficulties in achieving these production goals. We may also continue to experience difficulties and delays as we increase production. Furthermore, at the Stillwater Mine we have experienced an increase in total cash costs per PGM ounce increasing from $198 in 1999 to $264 in each of 2000 and 2001.

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

COMPLIANCE WITH BANK CREDIT AGREEMENT — THE RESTRICTIONS IMPOSED BY OUR DEBT AGREEMENTS COULD NEGATIVELY AFFECT OUR ABILITY TO ENGAGE IN CERTAIN ACTIVITIES.

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

DEPENDENCE ON AGREEMENTS WITH SIGNIFICANT CUSTOMERS — WE DEPEND UPON A FEW CUSTOMERS AND OUR SALES AND OPERATIONS COULD SUFFER IF WE LOSE ANY OF THEM.

         We are party to long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation, each of whom represent more than 10% of the company’s revenues. For more information about these sales contracts, see “Business and Properties — Current Operations — Sales and Hedging Activities”.

         As a result of these contracts, we are subject to the customers’ compliance with the terms of the contracts, their ability to terminate or suspend the contracts and the customers’ willingness and ability to pay. The loss of any of these customers would require us to sell at prevailing market prices, which may expose us to lower metal prices as compared to the floor and ceiling price structures under the sales contracts. In the event we become involved in a disagreement with one or more of our customers, their compliance with these contracts may be at risk. For example, we have negotiated floor prices that are well above historical low prices for palladium and platinum. In the event of a substantial decline in the market price of palladium or platinum, one or more of these customers could seek to renegotiate the prices or fail to honor the contracts. In such an event, our operating plans could be threatened. In addition, under our syndicated credit facility, a default or modification of the sales contracts could prohibit additional loans or require the repayment of outstanding loans. A termination or breach by a customer could delay the company’s expansion plans and negatively impact our results of operations. The contracts are designed to limit the downside risk of metal prices at the risk of foregoing a portion of upside price potential should market prices exceed the price ceilings. See “Business and Properties — Current Operations — Sales and Hedging Activities” for additional information about the sales contracts.

SUBSTITUTION OF MATERIALS — USERS OF PGMS MAY SUBSTITUTE OTHER MATERIALS FOR PALLADIUM AND PLATINUM.

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

LIMITED AVAILABILITY OF ADDITIONAL MINING PERSONNEL AND UNCERTAINTY OF LABOR RELATIONS — OUR OPERATIONS DEPEND SIGNIFICANTLY UPON THE AVAILABILITY OF QUALIFIED MINERS, AND IF WE ARE NOT ABLE TO ATTRACT AND RETAIN THESE MINERS, OUR PRODUCTION TARGETS MAY NOT BE MET.

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

AVAILABILITY OF SURETY BONDS — IF THE COMPANY IS UNABLE TO OBTAIN SURETY BONDS TO COLLATERALIZE OUR RECLAMATION LIABILITIES, OUR OPERATING PERMITS MAY BE IMPACTED.

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

AVAILABILITY OF CASH — IF WE ARE UNABLE TO MEET PRODUCTION TARGETS UNDER THE REVISED OPERATING PLAN AND/OR CONTROL EXPENSES, THE COMPANY MAY NOT HAVE THE NECESSARY CASH AVAILABLE.

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

MINING RISKS AND POTENTIAL INADEQUACY OF INSURANCE COVERAGE — OUR BUSINESS IS SUBJECT TO SIGNIFICANT RISKS THAT MAY NOT BE COVERED BY INSURANCE.

         Underground mining and our milling, smelting and refining operations involve a number of risks and hazards, including:

•	unusual and unexpected rock formations,

•	ground or slope failures,

•	cave-ins and other mining or ground-related problems,

•	environmental hazards,

•	industrial accidents,

•	labor disputes,

•	metallurgical and other processing, smelting or refining problems,

•	flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of God,

•	mechanical equipment and facility performance problems and

•	the availability of materials and equipment.

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

ADVERSE EFFECT OF GOVERNMENTAL REGULATIONS—CHANGES TO REGULATIONS AND COMPLIANCE WITH REGULATIONS COULD INCREASE COSTS AND CAUSE DELAYS.

         Our business is subject to extensive federal, state and local environmental controls and regulations, including the regulation of discharge of materials into the environment, disturbance of lands, threatened or endangered species and other environmental matters. These laws are continually changing and, as a general matter, are becoming more restrictive. Generally, compliance with these regulations requires us to obtain permits issued by Federal, state and local regulatory agencies. Certain permits require periodic renewal or review of their conditions. We cannot predict whether we will be able to renew such permits or whether material changes in permit conditions will be imposed. Nonrenewal of permits or the imposition of additional conditions could prohibit our ability to conduct its operations. See “Business and Properties — Regulatory and Environmental Matters”.

         Compliance with existing and future environmental laws and regulations may require additional control measures and expenditures which we cannot predict. Environmental compliance requirements for new mines may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. Expansion may require new environmental permitting at the Stillwater Mine and mining and processing facilities at the East Boulder Mine. Private parties may pursue legal challenges of our permits. See “Business and Properties - Regulatory and Environmental Matters”.

         Our activities are also subject to extensive federal, state and local laws and regulations governing matters relating to mine safety, occupational health, labor standards, prospecting, exploration, production, exports and taxes. Compliance with these and other laws and regulations could require significant capital outlays.

IMPORTANCE OF A SINGLE MINE—THE STILLWATER MINE IS THE COMPANY’S LARGEST SOURCE OF REVENUES.

         A significant portion of our revenues are currently derived from our mining operations at the Stillwater Mine. An interruption in operations at the Stillwater Mine or at any of our processing facilities would have a negative impact on our ability to generate revenues and profits in the future. A smaller portion of our revenues will be derived from our mining operations at the East Boulder Mine. Material factors that could cause an interruption in our operations at either mine include:

•	ground or slope failures,

•	cave-ins and other mining or ground-related problems,

•	industrial accidents,

•	mechanical equipment and facility performance problems and

•	the availability of materials and equipment.

UNCERTAINTY OF TITLE TO PROPERTIES — THE VALIDITY OF UNPATENTED MINING CLAIMS IS SUBJECT TO TITLE RISK.

         We have a number of unpatented mining claims. See “Business and Properties — Current Operations — Title and Royalties”. The validity of unpatented mining claims on public lands, which constitute most of our property holdings, is often uncertain and may be contested and subject to title defects. Unpatented mining claims may be located on U.S. federal public lands open to appropriation, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and is always subject to challenges of third parties or contests by the federal government. The validity of an unpatented mining claim or millsite, in terms of its location and its maintenance, depends on strict compliance with a complex body of federal and state statutory and decisional law and, for unpatented mining claims, the existence of a discovery of valuable minerals. In addition, few public records exist to definitively control the issues of validity and ownership of unpatented mining claims or millsites. While we have obtained various reports, opinions and certificates of title for some of the unpatented mining claims or millsites we own or to which we have the rights in accordance with what we believe is industry practice, we cannot be certain that the title to any of our claims may not be defective. See “Business and Properties — PGM Ore Reserves”.

DIFFICULTY OF ESTIMATING RESERVES ACCURATELY — RESERVES ARE VERY DIFFICULT TO ESTIMATE AND RESERVE ESTIMATES MAY REQUIRE ADJUSTMENT IN THE FUTURE; CHANGES IN ORE GRADES COULD MATERIALLY IMPACT OUR PRODUCTION.

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

COMPLEXITY OF PROCESSING PLATINUM GROUP METALS — THE COMPLEXITY OF PROCESSING POSES OPERATIONAL AND ENVIRONMENTAL RISKS IN ADDITION TO TYPICAL MINING RISKS.

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

         The following are brief biographies of the company’s executive and other officers:

         FRANCIS R. McALLISTER was appointed Chairman of the Board and Chief Executive Officer of the company effective February 12, 2001. Mr. McAllister was appointed a Director of the company on January 9, 2001. Prior to his appointment to the Board, Mr. McAllister was with ASARCO Incorporated from 1966 to 1999, most recently serving as Chairman and Chief Executive Officer in 1999, Chief Operating Officer from 1998 to 1999, Executive Vice President — Copper Operations from 1993 to 1998, Chief Financial Officer from 1982 to 1993 and in various professional and management positions from 1966 to 1982. He currently serves on the Board of Directors of Cleveland Cliffs, Incorporated, an iron ore mining company. Mr. McAllister received his MBA from New York University, his Bachelor of Science - Finance from the University of Utah, and attended the Advanced Management Program at Harvard Business School.

         JAMES A. SABALA was appointed Vice President and Chief Financial Officer of the company effective April 1, 1998. Prior to joining the company, Mr. Sabala was with Coeur d’Alene Mines Corporation from 1981 to 1998, most recently as Senior Vice President and Chief Financial Officer from 1989 to 1998. Prior to joining Coeur d’Alene Mines, Mr. Sabala was with Price Waterhouse & Co. as a Certified Public Accountant. He received a Bachelor of Science in Business, summa cum laude, with a major in Accounting from the University of Idaho.

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

         ROBERT M. TAYLOR is currently Vice President, East Boulder Operations. Mr. Taylor joined the company in May 2000 after 6 years at MRDI, a division of AGRA — Simons Ltd. From 1994 to 2000, as Vice President, Mr. Taylor conducted feasibility studies, operational and planning reviews and mine planning, and from 1994 through 1996, Mr. Taylor was assigned to Zambia Consolidated Copper Mines Ltd. as Mine Manager of the Baluba Flat Mine. From 1991 to 1994, Mr. Taylor was an independent consultant, managing project evaluations and due diligence reviews. Mr. Taylor was employed by Freeport Indonesia in various engineering and superintendent roles at the Grasberg copper mine in Indonesia from 1986 through 1991. Mr. Taylor’s past positions included chief engineer at Federal American Partners, senior production engineer at United Nuclear Corp. and shift boss and associate engineer at AMAX Inc.’s molybdenum mines. Mr. Taylor received a Bachelor of Science degree in Mine Engineering from the Colorado School of Mines.

         HARRY C. SMITH was appointed President and Chief Operating Officer effective August 30, 1999, and has responsibility for the company’s Montana operations. Mr. Smith was most recently Group General Manager and Senior Vice President North America for BHP Copper in Tucson, Arizona from 1996 to 1998. Prior to the acquisition of Magma Copper Company by BHP Copper in 1996, he was Vice President of Magma Copper and President of Magma Nevada Mining Company for four years. His underground mining experience includes over 20 years in positions of increasing responsibility in the areas of production, mine development, concentrating and maintenance. Mr. Smith holds a Bachelor’s Degree in Geology from Whittier College. Mr. Smith resigned from the company on December 17, 2001.

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

ITEM 3

LEGAL PROCEEDINGS

         The company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company’s consolidated financial position, results of operations or liquidity. Please see “Business and Properties Current Operations — Regulatory and Environmental Matters Permitting and Reclamation” for a discussion of the Montana DEQ complaint.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

         The company’s common shares are traded on the New York Stock Exchange, Inc. (“NYSE”) under the trading symbol “SWC.” For the period from January 1, 2000 through December 31, 2001, the high and low sales prices for the company’s common stock for each quarter as reported by the American Stock Exchange prior to June 26, 2001 and by the New York Stock Exchange from and after on June 26, 2001, were:

2001	HIGH	LOW

First Quarter	$40.30	$25.25

Second Quarter	37.10	23.77

Third Quarter	29.40	19.75

Fourth Quarter	22.50	14.20

2000	HIGH	LOW

First Quarter	$50.81	$28.13

Second Quarter	42.44	24.25

Third Quarter	34.56	24.56

Fourth Quarter	40.28	24.50

         During the fiscal years 2001, 2000 and 1999 the company did not sell any securities which were not registered under the Securities Act.

         STOCKHOLDERS. As of March 1, 2002, the company had 525 stockholders of record.

         DIVIDENDS. The company has never paid any dividends on its common stock and expects for the foreseeable future to use all of its cash flow from operations for use in expanding and developing its business. Any future decision as to the payment of dividends will be at the discretion of the company’s Board of Directors and will depend upon the company’s earnings, financial position, capital requirements, plans for expansion, loan covenants and such other factors as the Board of Directors deems relevant. Covenants in the company’s credit facility and its exempt facility revenue bond indenture significantly restrict the payment of dividends on common stock.

ITEM 6

SELECTED FINANCIAL AND OPERATING DATA

(in thousands, except per share amounts)	2001	2000	1999	1998	1997

INCOME STATEMENT

Revenues (1)	$277,381	$225,232	$150,691	$106,723	$76,877

Costs and expenses Cost of metals sold (1)	134,430	103,902	79,395	66,793	67,948

Depreciation and amortization	23,722	17,623	13,557	11,642	11,658

Total cost of sales	158,152	121,525	92,952	78,435	79,606

General and administrative expenses	22,342	9,753	7,305	5,102	3,479

Restructuring costs	10,974	—	—	—	—

Legal settlement	1,684	—	—	—	—

Total costs and expenses	193,152	131,278	100,257	83,537	83,085

Operating income (loss)	84,229	93,954	50,434	23,186	(6,208)

Interest income	1,900	1,095	1,048	1,354	1,073

Interest expense, net of capitalized interest (2)	—	—	(137)	(2,774)	(3,608)

Income (loss) before income taxes and cumulative effect of accounting change	86,129	95,049	51,345	21,766	(8,743)

Income tax (provision) benefit	(20,325)	(27,150)	(14,174)	(8,380)	3,366

Income (loss) before cumulative effect of accounting change	65,804	67,899	37,171	13,386	(5,377)

Cumulative effect of accounting change, net of income taxes (1)	—	(6,435)	—	—	—

Net income (loss)	$65,804	$61,464	$37,171	$13,386	$(5,377)

Other comprehensive income	12,872	—	—	—	—

Comprehensive income (loss)	$78,676	$61,464	$37,171	$13,386	$(5,377)

BASIC EARNINGS PER SHARE

Income (loss) before cumulative effect of accounting change	$1.70	$1.76	$1.01	$0.43	$(0.18)

Cumulative effect of accounting change (1)	—	(0.16)	—	—	—

Net income (loss)	$1.70	$1.60	$1.01	$0.43	$(0.18)

DILUTED EARNINGS PER SHARE

Income (loss) before cumulative effect of accounting change	$1.68	$1.73	$0.96	$0.38	$(0.18)

Cumulative effect of accounting change (1)	—	(0.16)	—	—	—

Net income (loss)	$1.68	$1.57	$0.96	$0.38	$(0.18)

Weighted average common shares outstanding Basic	38,732	38,507	36,758	31,472	30,435

Diluted	39,214	39,250	38,597	35,019	30,435

CASH FLOW DATA

Net cash provided by (used in) operating activities	$106,792	$117,674	$67,818	$31,090	$(1,889)

Capital expenditures (3)	197,155	198,060	194,253	77,963	15,110

BALANCE SHEET DATA

Current assets	$85,790	$74,155	$45,710	$85,378	$35,303

Total assets	868,221	679,026	478,838	335,937	229,219

Current liabilities	63,507	59,195	36,989	26,617	12,249

Long-term debt and capital lease obligations	246,803	157,256	84,404	58,992	61,513

Shareholders’ equity	475,123	400,614	323,104	228,007	141,392

Working capital	22,283	14,960	8,721	58,761	23,054

(FOOTNOTES ON FOLLOWING PAGE)

(in thousands, except per share amounts)	2001	2000	1999	1998	1997

OPERATING DATA

STILLWATER MINE:

Tons milled (4)	912	756	689	719	577

Mill head grade (5)	0.62	0.64	0.66	0.69	0.70

Ounces of palladium produced	388	330	315	340	271

Ounces of platinum produced	116	100	94	104	84

Total ounces produced (6)	504	430	409	444	355

EAST BOULDER MINE:

Tons milled (8)	85	—	—	—	—

Development mill head grade (9)	0.31	—	—	—	—

Ounces of palladium produced	17	—	—	—	—

Ounces of platinum produced	5	—	—	—	—

Total ounces produced (10)	22	—	—	—	—

SALES DATA

Ounces of palladium sold	391	324	314	337	288

Ounces of platinum sold	114	100	94	103	91

Total ounces sold (6)	505	424	408	440	379

PRICE AND COST DATA (7) Average realized price per palladium ounce	$570	$560	$372	$202	$144

Average realized price per platinum ounce	498	481	383	377	388

Combined average realized price per ounce	554	541	375	243	203

Average market price per palladium ounce	$604	$680	$358	$286	$178

Average market price per platinum ounce	529	544	377	372	395

Combined average market price per ounce	586	649	362	304	230

Total cash costs per ton milled	$146	$150	$117	$93	$107

Total cash costs per ounce produced	264	264	198	151	174

Total production costs per ounce produced	311	305	231	178	207

(1)	Revenues consist of the sales revenue for palladium and platinum, including any hedging gain or loss, and are reduced by sales discounts associated with long-term sales contracts. Byproduct metals revenue and secondary materials processing revenue are included as a reduction of cost of metals sold rather than an increase in revenue. The company has credited byproduct revenues against operating costs of $8.2 million, $8.6 million, $7.0 million, $6.5 million and $2.7 million in years 2001, 2000, 1999, 1998 and 1997, respectively. The company has credited secondary materials processing revenue against operating costs of $2.0 million, $1.2 million, $0.4 million, $0.1 million and $0 in years 2001, 2000, 1999, 1998 and 1997, respectively. Additionally, effective January 1, 2000, the company changed its method of accounting for revenue recognition. Pursuant to the implementation of Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable. Under the terms of sales contracts and purchase orders received from customers, the company recognizes revenue when the product is in a refined and saleable form and title passes, which is typically when the product is transferred from the account of the company to the account of the customer. Sales discounts are recognized when the related revenue is recorded. The company previously recognized revenue when product was shipped from the company’s refinery to an external refiner. The implementation of SAB No. 101 was treated as a change in accounting principle with the cumulative effect of the change on retained earnings at the beginning of 2000 included in restated net income of the first interim period of 2000. The effect of the accounting change on 2000 was to decrease net income by approximately $10.3 million ($0.26 per basic and diluted share), which includes the cumulative effect of $6.4 million ($0.16 per basic and diluted share). The $6.4 million cumulative effect adjustment included $26 million of revenue previously recognized in 1999. Assuming the accounting change had been applied retroactively, the unaudited pro forma effect would have been a decrease in net income of $2.2 million ($0.06 per basic and $0.05 per diluted share) in 1999, a decrease in net income of $4.0 million ($0.13 per basic and $0.11 per diluted share) in 1998 and the effect would not be material in 1997.

(2)	Capitalized interest for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 totaled $17.8 million, $15.7 million, $4.6 million, $2.1 million and $1.5 million, respectively.

(3)	Aggregate capital expenditures related to expansion plans were $104.1 million, $108.8 million, $145.9 million, $49.9 million and $2.9 million in 2001, 2000, 1999, 1998 and 1997.

(4)	Tons milled represent the number of grade-bearing tons of ore and sub-grade material fed to the concentrator.

(5)	Mill head grade is presented as ounces of palladium and platinum combined per ton.

(6)	Ounces produced is defined as the number of ounces shipped from the concentrator during the period reduced by losses expected to be incurred in subsequent smelting and refining processes. Differences in ounces produced and ounces sold are caused by the length of time required by the smelting and refining processes.

(7)	Combined average realized price and market prices of palladium and platinum are reported at the same ratio as ounces are produced from the refinery. Total cash costs include costs of mining, processing and administrative expenses at the mine site (including overhead, taxes other than income taxes, royalties and credits for metals produced other than palladium and platinum.) Total production costs include total cash costs plus depreciation and amortization. Income taxes, corporate general and administrative expenses and interest income and expense are not included in either total cash costs or total production costs.

(8)	Tons milled represent the number of grade-bearing tons of development material fed to the concentrator.

(9)	Mill head grade is presented as ounces of palladium and platinum combined per ton. Test batches of development material containing low-grade PGMs were processed through the concentrator.

(10)	The ounces recovered from the East Boulder Mine were generated from construction and development activities. Proceeds generated from the ounces were credited against capitalized mine development.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the company’s Consolidated Financial Statements and Notes, included elsewhere in this report, and the information contained in “Selected Financial and Operating Data.”

PRODUCTION

         The company’s production of palladium and platinum is a result of the tons of ore mined, the mill head grade and metallurgical recovery. The company measures its mine production by ounces contained in concentrate when shipped to the company’s smelter, which generally occurs within four days of the ore being mined. Shipment from the metal refinery to a third-party refiner generally occurs within 15 to 18 days of mining. Approximately 30 days elapse between the time ore is extracted from the Stillwater Mine and the time ounces of precious metal contained in that ore are made available to the company for sale by a third-party refiner. Because of the length of the processing cycle and the different cutoff points for identifying production and sales, production may not always correspond to sales in a particular accounting period. However, any production not shipped from the metal refinery at the end of an accounting period is generally shipped during the first two weeks of the subsequent period. The company records revenue when title passes to its customers.

         The ore grade of the company’s reserves is an average of the composite of all samples, as is common in an underground mine, the grade mined and the recovery rate achieved will vary from period to period. In particular, mill head grade can be expected to vary by up to 10% from quarter to quarter. During 2001, 2000 and 1999, the average mill head grade of total tons processed from the Stillwater Mine was 0.62, 0.64 and 0.66 ounce of PGMs per ton of ore, respectively.

REVENUE

         The company’s revenue and earnings are significantly influenced by worldwide prices of palladium and platinum, which can be volatile and over which the company has no control. Sales to significant customers represented approximately 96%, 91% and 80% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. The company sells its metals to a small number of customers and brokers; however, the company could, if the need were to arise, readily sell its metal in markets throughout the world.

         From time to time, the company uses basic hedging techniques involving fixed forwards, cashless put and call option collars and financially settled forwards attempt to lock in prices for its production, benefit from price increases and protect against price decreases for a portion of its production. Terminal markets exist for both metals and prices are established as metal is traded each day. Such hedging contracts will also preclude the company from obtaining the benefit of increased market prices for its metals. As a result, the company’s revenues were unfavorably impacted in 2001, 2000 and 1999. See “Business and Properties — Sales and Hedging Activities.”

         The company may continue to use forward contract and put and call option strategies to reduce the effect of metal price volatility on its financial results. As of December 31, 2001, the company had no metal committed under either forward delivery contracts or put and call option strategies for delivery in future years. The company’s put and call options are financially settled at maturity. The company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the company’s hedge contract prices by a predetermined margin limit.

CAPITALIZED MINE DEVELOPMENT

         The Stillwater Mine currently uses its 26 footwall laterals, totaling approximately 200,000 feet, and 4 primary ramps, totaling approximately 53,000 feet, to provide men and equipment access, supply haulage and drainage, intake and exhaust ventilation systems, muck haulage, backfill plant access, powder storage and/or emergency egress. To date, no footwall lateral has exhausted its requirement to support mining activities. The footwall lateral and primary ramp systems will continue to provide support of production and ongoing development activities. Currently, all underground infrastructure, including footwall laterals, are located within the company’s proven and probable reserve area and are intended to be used for the life of the mine. The company’s capitalized mine development, including footwall laterals and ramps, consist of permanent infrastructure that is integral and necessary not only for current operations, but also for all future planned operations. Accordingly, it is appropriate that these costs (which only includes the costs incurred to date) be amortized over the proven and probable reserves to be benefited utilizing the unit of production method. Significant additional development costs will be required to access the company’s probable reserves. These estimated future costs are not reflected in the amortization rate; however, the company gives effect to all of its proven and probable reserves in its determination of its amortization rate.

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

         Net Income. The company’s net income for 2001 was $65.8 million, or $1.68 per diluted share compared with net income of $61.5 million, or $1.57 per diluted share in 2000.

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

         Costs and Expenses. Total cash costs per ounce in the year ended December 31, 2000 increased $66, or 33%, to $264 per ounce from $198 per ounce in the year ended December 31, 1999. The increase in per ounce operating costs is the result of higher royalties and taxes associated with higher metals prices of $18 per ounce, higher mining costs resulting from the use of outside contractors of $18 per ounce, increased mine tonnage of $18 per ounce and higher support services associated with the company’s expansion efforts of $12 per ounce. Total production costs per ounce in the year ended December 31, 2000 increased $74, or 32% to $305 per ounce from $231 per ounce in the year ended December 31, 1999. This increase is also primarily due to the increase in royalties and taxes and costs associated with the program designed to expand operations at the Stillwater Mine. In addition, general and administrative costs increased $2.4 million, or 34%, primarily as a result of increased administrative support required to transition the company from a single site producer to a multi-location producer.

         Income Taxes. As a result of increased operating income, the company has provided for income taxes of $27.2 million, or 28.5% of pretax income, for the year ended December 31, 2000 compared to $14.2 million, or 28% of pretax income, for the year ended December 31, 1999.

         Cumulative Effect of Accounting Change. Effective January 1, 2000, the company changed its method of accounting for revenue recognition. Pursuant to the requirements in Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition for Financial Statements, the company now recognizes revenue as title passes to the customer. In accordance with accepted industry practice, the company previously recognized revenue when product was shipped from the company’s refinery to an external refiner. The implementation of SAB No. 101 was treated as a change in accounting principle with the cumulative effect of the change on retained earnings at the beginning of 2000 included in restated net income of the first interim period of 2000. The effect of the accounting change on 2000 was to decrease net income by approximately $10.3 million ($0.26 per basic and diluted share), which includes the cumulative effect adjustment of $6.4 million ($0.16 per basic and diluted share). The $6.4 million cumulative effect adjustment included revenue of $26 million in revenue. Assuming the accounting change had been applied retroactively, the unaudited pro forma effect would have been a decrease in net income of $2.2 million ($0.06 per basic and $0.05 per diluted share) in 1999 and a decrease in net income of $4.0 million ($0.13 per basic and $0.11 per diluted share) in 1998.

         Net Income. The company’s net income for 2000 was $61.5 million, or $1.57 per diluted share compared with net income of $37.2 million, or $0.96 per diluted share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The company’s working capital at December 31, 2001 was $22.3 million compared to $15.0 million at December 31, 2000. The ratio of current assets to current liabilities was 1.4 at December 31, 2001, compared to 1.3 at December 31, 2000.

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

         For the year ended December 31, 2001, cash flow from financing activities was $85.6 million compared to $89.2 million for the year ended December 31, 2000. The financing activities in 2001 were primarily attributed to net borrowings of $225.0 million under the company’s $250 million credit facility, offset by a repayment of $125.0 million on the company’s prior credit facility and a net reduction in metals repurchase agreements of $9.4 million.

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

         The loans are required to be prepaid from excess cash flow, proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Proceeds of the term loan facility are being used to finance a portion of the expansion plan. Proceeds of the revolving credit facility are being used for general corporate and working capital needs. At the company’s option, the credit facility bears interest at the London Interbank Offered Rate (LIBOR) or an alternate base rate, in each case plus a margin of 2.5% to 3.75% which is adjusted depending upon the company’s ratio of debt to operating cash flow. Substantially all the property and assets of the company and the stock of the company are pledged as security for the credit facility.

         Covenants in the credit facility restrict: (1) additional indebtedness; (2) payment of dividends or redemption of capital stock; (3) liens; (4) investment, acquisitions, dispositions or mergers; (5) transactions with affiliates; (6) capital expenditures (other than those associated with the revised plan); (7) refinancing or prepayment of subordinated debt; (8) changes in the nature of business conducted or ceasing operations at the principal operating properties; and (9) commodities hedging to no more than 90% of annual palladium production and 75% of annual platinum production (excluding the sales covered by the company’s marketing contracts and similar agreements). The company is also subject to financial covenants including a debt to operating cash flow ratio, a debt service coverage ratio and a debt to equity ratio. In November 2001, certain of the covenants were amended to align the credit agreement with the company’s revised business plan.

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

         The company’s program in recent years to expand the Stillwater Mine and develop the East Boulder Mine has been curtailed under the optimization plan due to substantially reduced cash flow as a result of lower metal prices. The company is focused on reducing its operating costs and attempting to achieve the production goals under its optimization plan, as to which there can be no assurance. The company’s cash flow from operating activities will depend on its success in these areas. $25 million of the proceeds from the private placement was used to reduce the bank revolving credit facility, which amount remains available to the company for future borrowings. An additional $25 million may also be borrowed under the revolving credit facility, subject to compliance with various covenants. The company anticipates that a substantial rise in the cost of posting surety bonds or collateral, due to changing surety bond markets, may also adversely affect its liquidity in the future. In view of these needs and uncertainties, the company expects that it will continually monitor its liquidity position and seek appropriate financial or strategic alternatives if required or as are available at the time. In addition, the company may, from time to time, also seek to raise additional capital from the public or private securities markets or from other sources for general corporate purposes and for investments beyond the scope of the current phase of its current operating plans.

MARKET RISK

         The company may from time to time utilize derivative instruments to manage financial risk. The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company, and Mitsubishi Corporation. The contracts apply to a portion of the company’s production over the nine-year period through December 2010 and to provide floor and ceiling price structure. See “Business and Properties — Current Operations — Sales and Hedging Activities”.

ENVIRONMENTAL OBLIGATIONS

         The company’s environmental expenses were $1.1 million, $0.8 million and $0.7 million for 2001, 2000 and 1999, respectively. The company had capital expenditures for environmental facilities during 2001, 2000 and 1999 of $3.7 million, $22.0 million and $13.9 million, respectively. The company’s ongoing operating expenditures for environmental compliance are expected to be approximately $1.1 million per year.

         At December 31, 2001, the company was required to post surety bonds with the State of Montana in the amount of $13.2 million, which also represents the company’s current estimate of mine closure and reclamation costs for current operations. The company does not believe that costs will materially exceed this estimate. The company is accruing for reclamation costs over the life of the Stillwater Mine based on current production levels and estimated proven and probable reserves. As of December 31, 2001, the accrued liability was $1.4 million compared to $1.1 million at December 31, 2000. The company periodically reviews the adequacy of its reclamation and mine closure obligations in light of current laws and regulations and will adjust its estimate as necessary.

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

CRITICAL ACCOUNTING POLICIES

Mine Development Expenditures — Capitalization and Amortization

         Mine development expenditures incurred to date to increase existing production, develop new ore bodies or develop mineral property substantially in advance of production are capitalized and amortized using a units-of-production method over the proven and probable reserves. Mine development expenditures consist of a vertical shaft, multiple surface adits and underground infrastructure development including footwall laterals, ramps, rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. These facilities are required not only for current operations, but also for all future planned operations. Accordingly, these costs are amortized over the company’s estimated proven and probable reserves. The company’s proven reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Additional capital expenditures will be required to access the company’s estimated probable reserves.

         The company calculates amortization of capitalized mine development by the application of an amortization rate to current production. The amortization rate is based upon un-amortized expenditures and proven and probable reserves, as defined by the Securities and Exchange Commission industry guidelines, as of the beginning of the period. Capital expenditures are added to un-amortized capitalized cost as the assets are placed into service. Changes in proven and probable reserves are accounted for, in calculating the amortization rate, as a prospective change in estimate. Proven and probable reserves and the future benefit of capitalized mine development expenditures are based on significant management assumptions. Any changes in these assumptions, such as a change in the mine plan or a change in estimates of proven and probable reserves, could have a material effect on the expected period of benefit resulting in a potentially significant change in the amortization rate and/or the valuation of the related assets.

         Mine development expenditures, ore reserves and mine development amortization expense are separately determined for each of the company’s mines. Based on current mining rates, and existing ore reserves, the Stillwater Mine has an estimated productive life of approximately 22 years and the East Boulder Mine has an estimated productive life of approximately 59 years at December 31, 2001.

         As the company’s mines approach their closing stages, the remaining un-amortized mine development expenditures in addition to future development expenditures necessary to access all remaining proven and probable reserves will be amortized over a declining amount of reserves and, accordingly, the amortization rate per unit of production is expected to increase. The anticipated increase in the amortization rate per unit of production is reflective of the increasing accumulated cost of accessing ore in new areas of the mine. The company expects that future capitalized development expenditures necessary to access these remaining proven and probable reserves will decline as the properties reach the end of the expected mine lives. The expected decrease in the level of capitalized mine development expenditures during the closing stages may moderate increases in the amortization rate per unit of production.

         Expenditures incurred to sustain existing production and access specific reserve blocks or stopes provide benefit to ore reserve production over limited periods of time and, accordingly, are charged to operations as incurred. These costs include ramp and stope access excavations from primary haulage levels (footwall laterals), stope material rehandling/laydown excavations, stope ore and waste pass excavations and chute installations, stope ventilation raise excavations and stope utility and pipe raise excavations.

         Mining operations are inherently capital intensive, generally requiring substantial capital investment for the initial development and preparation of the mine ongoing operations. Many of these expenditures are necessarily incurred well in advance of actual extraction of ore. Other development costs occur contemporaneously with mining activities. Underground mining operations such as those conducted by the company require driving tunnels and sinking shafts that provide access to the underground ore body and construction and development of infrastructure, including electrical and ventilation systems, rail and other forms of transportation, shop facilities, material handling areas and hoisting systems. Ore mining and removal operations require significant underground facilities used to conduct mining operations and to transport the ore out of the mine to processing facilities located above ground at the mine mouth.

         Contemporaneously, as ore is mine, additional ongoing development is undertaken to provide access to the extension of the ore body, allowing additional ore to be produced. In addition to the development costs that have been previously incurred, these ongoing development expenditures are necessary to access all ore that is expected to be mined.

         The company’s proven reserves are based on interpolation between closely spaced diamond drill holes which intersect the J-M Reef and reflect the information required for detailed mine planning. Probable reserves are based on interpolation between sample points where sample spacing is greater than that for proven reserves or extrapolation from sample points. A significant portion of the probable reserves are based on extrapolation. The probable reserve areas are expected to be converted to proven reserves as the mine is developed. The factors used for determining the amount of probable reserves are estimated based on statistical analysis of the diamond drilling adjacent to these areas. The actual results for specific reserve blocks may be different than that estimated in the determination of probable reserves. Any changes in these assumptions could have a material effect on the estimates of probable reserves to be recovered over the life of the mine resulting in a potentially significant change in the amortization rate and/or the valuation of the related assets.

Asset Impairment

         The company follows Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposed of. The company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured as the amount by which the asset-carrying value exceeds fair value. Fair value is determined using estimated discounted future cash flow analysis. Future cash flows include estimates of recoverable ounces, platinum and palladium prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation expenditures, all based on detailed life-of-mine plans derived from engineering reports. In estimating future cash flows, assets are grouped together at each individual mine property which is the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions such as declining PGM prices, lower than expected recoverable ounces, and/or the company’s performance could have a material effect on the company’s ability to recover the carrying amounts of its long lived assets resulting in potential impairment charges. As of December 31, 2001, the company does not believe that any impairments of its long-lived assets have occurred.

         For the calendar years ended December 31, 1999, 2000 and 2001, respectively, the company realized a combined PGM price of $375, $541 and $554, respectively. Based upon the company’s current mine plans, an asset impairment could potentially be required at a combined PGM price below approximately $400. However, should estimated projected prices fall below that level, the company would expect to modify its mine plans to optimize its operations, and thereby the recovery of its capitalized costs. During the first quarter of 2002, based upon market prices and giving effect to the company’s marketing contracts, it realized a combined PGM price of $466 per ounce sold.

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

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The company expects the deferred tax assets at December 31, 2001 to be realized as a result of projected income from future operations and reversal of existing taxable temporary differences. Any differences between the assumptions used in management’s analysis and market conditions, such as declining PGM prices and lower recoverable ounces, that would effect the company’s future taxable income could have a material effect on the ability of the company to fully realize the benefit of its deferred tax assets. There was no valuation allowance recorded at December 31, 2001 because it is more likely than not that all deferred tax assets will be realized.

Reclamation Liabilities

         Post-closure reclamation and site restoration costs are estimated based on environmental regulatory requirements and are accrued ratably over the life of the mine using a units-of-production method. At December 31, 2001, the company was required to post surety bonds with the State of Montana in the amount of $13.2 million, which also represents the company’s current estimate of mine closure and reclamation costs for current operations. Any differences between the required bonded amounts and actual post-closure reclamation and site restoration costs could have a material effect on the company’s estimated liability resulting in an increase in the recorded amount. The accrued reclamation liability was approximately $1.4 million at December 31, 2001.

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

COMMODITY PRICE RISK

         The company produces and sells palladium, platinum and associated byproduct metals directly to its customers and also through third parties. As a result, financial risks are materially affected when prices for these commodities fluctuate. In order to manage commodity price risk and to reduce the impact of fluctuation in prices, the company enters into long-term contracts and uses various derivative financial instruments. Because the company hedges only with instruments that have a high correlation with the value of the hedged transactions, changes in derivatives’ fair value are expected to be offset by changes in the value of the hedged transaction.

         The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts apply to the portions of the company’s production over the period through December 2010 and provide for a floor and ceiling price structure. See “Business and Properties- Sales and Hedging Activities”.

         As of December 31, 2001, the company had no metal committed for future delivery under either forward delivery contracts or under put and call option strategies. The company utilizes financially settled forwards and cashless put and call option collars. Under financially settled forwards, at each settlement date, the company receives the difference between the forward price and the market price if the market price is below the forward price and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company’s financially settled forwards are settled at maturity. Under cashless put and call option collars, at each settlement, the company receives the difference between the put price and the market price if the market price is below the put price and the company pays the difference between the call price and the market price of the market price is above the call price. Substantially all financially settled forwards outstanding at December 31, 2001 have been closed and cash has been received. The associated gains will be deferred until the original settlement dates on the contracts.

INTEREST RATE RISK

         At the present time, the company has no financial instruments in place to manage the impact of changes in interest rates. Therefore, the company is exposed to changes in interest rates on the portion of its credit facility which carries a variable interest rate based upon LIBOR. At the company’s option, the credit facility bears interest at LIBOR, or an alternate base rate, in each case plus a margin of 2.5% to 3.75% which is adjusted depending upon the company’s ratio of debt to operating cash flow. The company’s credit facility provides for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term B) and a $50 million revolving credit facility. The final maturity of the Term A and revolving credit facility is December 30, 2005, while the Term B facility final maturity date is December 31, 2007. As of December 31, 2001, the company had $65.0 million, $134.7 million and $25.0 million outstanding under the Term A, Term B and revolving loan facilities, respectively, bearing interest at 6.125%, 7.25% and 4.69% for the Term A, Term B and revolving loan facilities, respectively.

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

         The Board of Directors has an Audit Committee, none of whose members are officers or employees of the company or its affiliates. The Audit Committee recommends independent accountants to act as auditors for the company; reviews the company’s financial statements; confers with the independent accountants with respect to the scope and results of their audit of the company’s financial statements and their reports thereon; reviews the company’s accounting policies, tax matters and internal controls; and oversees compliance by the company with the requirements of federal regulatory agencies. Access to the Audit Committee is given to the company’s financial and accounting officers and independent accountants.

Francis R. McAllister Chairman of the Board and Chief Executive Officer

James A. Sabala Vice President and Chief Financial Officer

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

         The Company’s Audit Committee is comprised of three independent members. Each member is able to read and understand fundamental financial statements and at least one of who has past employment experience in finance or accounting or other comparable experience. The Audit Committee reviews the accounting principles and procedures of the Company and its annual financial reports and statements, recommends to the Board of Directors the engagement of the Company’s independent accountants, reviews with the independent accountants the plans and results of the auditing engagement and considers the independence of the Company’s auditors.

         The main function of the Audit Committee is to ensure that effective accounting policies are implemented and that internal controls are put in place in order to deter fraud, anticipate financial risks and promote accurate, high quality and timely disclosure of financial and other material information to the public markets, the Board and the stockholders. The Audit Committee also reviews and recommends to the Board the approval of the annual financial statements and provides a forum, independent of management, where the Company’s auditors can communicate any issues of concern.

         The independent members of the Audit Committee believe that the present composition of the Committee accomplishes all of the necessary goals and functions of an audit committee as recommended by the Blue Ribbon Committee on Improving the Effectiveness of Corporate Audit Committees and adopted by the U.S. stock exchanges and the Securities & Exchange Commission. In accordance with the promulgated new rules regarding audit committees, the Audit Committee has adopted a formal, written charter approved by the full Board of Directors of the Company. The charter specifies the scope of the Audit Committee’s responsibilities and how it should carry out those responsibilities. The Audit Committee has reviewed and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2001, with the Company’s management. The Audit Committee has discussed with KPMG LLP, the Company’s independent public accountants, the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). The Audit Committee has also received the written disclosures and the letter from KPMG LLP required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees), has considered whether the provision of non-audit services provided by KPMG LLP to the Company is compatible with maintaining KPMG LLP’s independence and has discussed the independence of KPMG LLP with that firm.

         Based on the review and discussions with the Company’s auditors for the fiscal year ended December 31, 2001, the Audit Committee recommended to the Board of Directors that the financial statements be included in the Company’s Annual Report on Form 10-K.

Malcolm W. MacNaught Joseph P. Mazurek Peter Steen

REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and Shareholders
Stillwater Mining Company:

         We have audited the accompanying consolidated balance sheets of Stillwater Mining Company and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

KPMG LLP
Billings, Montana
January 11, 2002, except for note 14 for
which the date is January 31, 2002

STILLWATER MINING COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

December 31,	2001	2000

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$14,911	$18,219

Funds held in escrow	—	2,636

Inventories	42,944	42,625

Accounts receivable	21,773	—

Deferred income taxes	1,417	7,732

Other current assets	4,745	2,943

Total current assets	85,790	74,155

Property, plant and equipment, net	774,036	602,110

Other noncurrent assets	8,395	2,761

Total assets	$868,221	$679,026

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$21,539	$21,710

Accrued payroll and benefits	10,630	6,431

Property, production and franchise taxes payable	7,768	8,068

Current portion of long-term debt and capital lease obligations	9,008	1,970

Metals repurchase agreements payable	—	9,386

Accrued restructuring costs	10,974	—

Other current liabilities	3,588	11,630

Total current liabilities	63,507	59,195

Long-term debt and capital lease obligations	246,803	157,256

Deferred income taxes	71,887	55,457

Other noncurrent liabilities	10,901	6,504

Total liabilities	393,098	278,412

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—

Common stock, $0.01 par value, 100,000,000 shares authorized, 38,771,377 and 38,645,886 shares issued and outstanding	388	386

Paid-in capital	291,182	288,212

Retained earnings	177,820	112,016

Accumulated other comprehensive income	5,733	—

Total shareholders’ equity	475,123	400,614

Total liabilities and shareholders’ equity	$868,221	$679,026

The accompanying notes are an integral part of these financial statements.

STILLWATER MINING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Year ended December 31,	2001	2000	1999

REVENUES	$277,381	$225,232	$150,691

COSTS AND EXPENSES

Cost of metals sold	134,430	103,902	79,395

Depreciation and amortization	23,722	17,623	13,557

Total cost of revenues	158,152	121,525	92,952

General and administrative expenses	22,342	9,753	7,305

Restructuring costs	10,974	—	—

Legal settlement	1,684	—	—

Total costs and expenses	193,152	131,278	100,257

OPERATING INCOME	84,229	93,954	50,434

OTHER INCOME (EXPENSE)

Interest income	1,900	1,095	1,048

Interest expense, net of capitalized interest of $17,806, $15,669, and $4,620	—	—	(137)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	86,129	95,049	51,345

INCOME TAX PROVISION	(20,325)	(27,150)	(14,174)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$65,804	67,899	37,171

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAX BENEFIT OF $2,503	—	(6,435)	—

NET INCOME	$65,804	$61,464	$37,171

Other comprehensive income	12,872	—	—

COMPREHENSIVE INCOME	$78,676	$61,464	$37,171

BASIC EARNINGS PER SHARE

Income before cumulative effect of accounting change	$1.70	$1.76	$1.01

Cumulative effect of accounting change	—	(0.16)	—

Net income	$1.70	$1.60	$1.01

DILUTED EARNINGS PER SHARE

Income before cumulative effect of accounting change	$1.68	$1.73	$0.96

Cumulative effect of accounting change	—	(0.16)	—

Net income	$1.68	$1.57	$0.96

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

Basic	38,732	38,507	36,758

Diluted	39,214	39,250	38,597

PRO FORMA AMOUNTS ASSUMING THE NEW REVENUE RECOGNITION METHOD IS APPLIED RETROACTIVELY:

Pro forma net income	—	$67,899	$35,013

Pro forma earnings per share:

Basic	—	$1.76	$0.95

Diluted	—	$1.73	$0.91

The accompanying notes are an integral part of these financial statements.

STILLWATER MINING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Year ended December 31,	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$65,804	$61,464	$37,171

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	23,722	17,623	13,557

Deferred income taxes	23,844	27,485	13,601

Cumulative effect of accounting change	—	6,435	—

Restructuring costs	10,974	—	—

Amortization of debt issuance costs	422	3,467	678

Changes in operating assets and liabilities:

Inventories	(319)	(13,921)	(2,325)

Accounts receivable	(21,773)	—	(4,486)

Accounts payable	(171)	1,553	8,177

Other	4,289	13,568	1,445

NET CASH PROVIDED BY OPERATING ACTIVITIES	106,792	117,674	67,818

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(197,155)	(198,060)	(194,253)

Proceeds from sale/leaseback transactions	1,507	6,579	—

NET CASH USED IN INVESTING ACTIVITIES	(195,648)	(191,481)	(194,253)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of long-term debt	252,652	72,139	79,500

Payments on long-term debt and capital lease obligations	(153,431)	(2,581)	(2,484)

Issuance of common stock, net of stock issue costs	2,059	11,978	5,685

Net metals repurchase agreement transactions	(9,386)	9,386	—

Payments for debt issuance costs	(5,111)	(1,456)	(2,657)

Other	(1,235)	(286)	(574)

NET CASH PROVIDED BY FINANCING ACTIVITIES	85,548	89,180	79,470

CASH AND CASH EQUIVALENTS

Net increase (decrease)	(3,308)	15,373	(46,965)

Balance at beginning of year	18,219	2,846	49,811

BALANCE AT END OF YEAR	$14,911	$18,219	$2,846

The accompanying notes are an integral part of these financial statements.

STILLWATER MINING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

					Accumulated
					Other	Total
	Shares	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income	Equity

BALANCE AT DECEMBER 31, 1998	34,549	$345	$214,281	$13,381	—	$228,007

Net income	—	—	—	37,171	—	37,171

Common stock issued under stock plans	503	5	5,773	—	—	5,778

Tax benefit from stock options exercised	—	—	2,533	—	—	2,533

Conversion of 7% convertible notes	2,876	29	50,253	—	—	50,282

Repurchase and retirement of common stock	(10)	—	(265)	—	—	(265)

Costs related to public stock offering and conversion of 7% convertible notes	—	—	(402)	—	—	(402)

BALANCE AT DECEMBER 31, 1999	37,918	$379	$272,173	$50,552	—	$323,104

Net income	—	—	—	61,464	—	61,464

Common stock issued under stock plans	739	7	11,971	—	—	11,978

Tax benefit from stock options exercised	—	—	4,354	—	—	4,354

Repurchase and retirement of common stock	(11)	—	(286)	—	—	(286)

BALANCE AT DECEMBER 31, 2000	38,646	$386	$288,212	$112,016	—	$400,614

Net income	—	—	—	65,804	—	65,804

Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	$12,872	12,872

Cumulative effect of change in accounting method for derivative financial instruments, net of tax (See Note 2)	—	—	—	—	(7,139)	(7,139)

Common stock issued under stock plans	131	2	2,057	—	—	2,059

Tax benefit from stock options exercised	—	—	1,099	—	—	1,099

Repurchase and retirement of common stock	(6)	—	(186)	—	—	(186)

BALANCE AT DECEMBER 31, 2001	38,771	$388	$291,182	$177,820	$5,733	$475,123

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

         The company’s operations consist of the Stillwater Mine located on the J-M Reef in Nye, Montana, the East Boulder Mine located at the western end of the J-M Reef in Sweet Grass County, Montana and a smelter and refinery located in Columbus, Montana.

         During 1998, the company announced plans for the expansion of the Stillwater Mine, development of the East Boulder Mine and expansion of the smelter and refining facilities. During 2001, the company announced plans to revise its expansion at the Stillwater Mine to a 2,500 tons of ore per day level.

         The company’s operations can be significantly impacted by risks and uncertainties associated with the mining industry as well as those specifically related to its operations. The risks and uncertainties that can impact the company include but are not limited to the following: price volatility of palladium and platinum, economic and political events affecting supply and demand for these metals, reserve estimation, environmental obligations, government regulations and ownership of and access to mineral reserves.

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Stillwater Mining Company and its wholly owned subsidiary (collectively referred to as the “company”). All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

PROPERTY, PLANT AND EQUIPMENT

         Plant and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from five to twenty years or, for capital leases, the term of the related leases if shorter. Maintenance and repairs are charged to operations as incurred. Mine development expenditures incurred to date to increase existing production, develop new ore bodies or develop mineral property substantially in advance of production are capitalized and amortized using a units-of-production method over the proven and probable reserves. Mine development expenditures consist of a vertical shaft, multiple surface adits and underground infrastructure development including footwall laterals, rail and transportation, electrical, ventilation, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. These facilities are required not only for current operations, but also for all future planned operations. Accordingly, these costs are amortized over the company’s estimated proven and probable reserves. The company’s proven reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Additional capital expenditures will be required to access the company’s estimated probable reserves.

         The company calculates amortization of capitalized mine development by the application of an amortization rate to current production. Mine development expenditures, ore reserves and mine development amortization expense are separately determined for each of the company’s mines. The amortization rate is based upon un-amortized expenditures and proven and probable reserves, as defined by the U.S. Securities and Exchange Commission industry guidelines, as of the beginning of the period. Capital expenditures are added to un-amortized capitalized cost as the assets are placed into service. Changes in proven and probable reserves are accounted for, in calculating the amortization rate, as a prospective change in estimate. Proven and probable reserves and the future benefit of capitalized mine development expenditures are based on significant management assumptions. Any changes in these assumptions, such as a change in mine plan or a change in estimated proven and probable reserves, could have a material effect on the expected period of benefit resulting in a potentially significant change in the amortization rate and/or the valuation of the related assets.

         Expenditures incurred to sustain existing production and access specific reserve blocks or stopes provide benefit to ore reserve production over limited periods of time and, accordingly, are charged to operations as incurred. Interest is capitalized on expenditures related to construction or development projects and amortized using the same method as the related asset. Interest capitalization is discontinued when the asset is placed into operation or development ceases. Exploration costs are expensed as incurred.

ASSET IMPAIRMENT

         The company follows Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposed of. The company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured as the amount by which the asset-carrying value exceeds fair value. Fair value is determined using an estimated discounted future cash flow analysis. Future cash flows include estimates of recoverable ounces, platinum and palladium prices (considering current and historical prices, price trends, price guarantees under marketing contracts (See Note 11 — Long-Term Sales Contracts) and related factors), production levels, capital and reclamation expenditures, all based on detailed life-of-mine plans derived from engineering reports. In estimating future cash flows, assets are grouped together at each individual mine property which is the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions and/or the company’s performance could have a material effect on the company’s financial position and results of operations. As of December 31, 2001, the company does not believe that any impairments of its long-lived assets have occurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The company’s non-derivative financial instruments consist primarily of cash, accounts receivable, metals repurchase agreements payable, debt and capital lease obligations. The carrying amounts of cash, accounts receivable and metals repurchase agreements payable approximate fair value due to their short maturities. The carrying amounts of long-term debt approximate fair values as interest rates on the majority of such debt are variable. At December 31, 2001 and 2000, based on rates available for similar types of obligations, the fair values of capital lease obligations were not materially different from their carrying amounts.

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

         The company previously recognized revenue when product was shipped from the company’s refinery to an external refiner. The implementation of SAB No. 101 was treated as a change in accounting principle with the cumulative effect of the change on retained earnings at the beginning of 2000 included in restated net income of the first interim period of 2000. The effect of the accounting change on 2000 was to decrease net income by approximately $10.3 million ($0.26 per basic and diluted share), which includes the cumulative effect of $6.4 million ($0.16 per basic and diluted share). The $6.4 million cumulative effect adjustment includes $26 million of revenue previously recognized in 1999, which is reflected as revenue in 2000 under the company’s new method of accounting. Assuming the accounting change had been applied retroactively, the unaudited pro forma effect would have been a decrease in net income of $2.2 million ($0.06 per basic and $0.05 per diluted share) in 1999.

         Effective January 1, 2000, the company also implemented Issue No. 00-14 of the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF), Accounting for Certain Sales Incentives. The consensus reached by the FASB EITF requires a company to classify any cash sales discounts as a reduction in revenue. Prior to the implementation of EITF 00-14, the company classified sales discounts associated with long-term sales contracts as a component of cost of metals sold. Pursuant to the consensus, financial statements for all prior periods presented have been reclassified.

HEDGING PROGRAM

         From time to time, the company enters into derivative financial instruments, including fixed forwards, cashless put and call option collars and financially settled forwards to manage the effect of price changes in palladium and platinum on the company’s revenue. These instruments are accounted for as hedges when the instrument is designated as a hedge of the related production and there exists a high degree of correlation between the fair value of the instrument and the fair value of the hedged production. The degree of correlation is assessed periodically. In the event that an instrument does not meet the designation, effectiveness or ineffectiveness criteria, any subsequent gain or loss on the instrument is recognized immediately in earnings. Otherwise, gains or losses related to hedging transactions are recognized as adjustments to the revenue recorded for the related production. If an instrument is settled early, any gains or losses are deferred and recognized as adjustments to the revenue recorded for the related production. Costs associated with the purchase of certain hedging instruments are deferred and amortized against revenue related to the hedged production.

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

METALS REPURCHASE TRANSACTIONS

         The company may enter into transactions for the sale and repurchase of excess metals held in the company’s account at third party refineries. Under these transactions, the company will enter into an agreement to sell a certain number of ounces to counter parties at the then current market price. The company will simultaneously enter into a separate agreement with the same counter party, to repurchase the same number of ounces at the same price at the repurchase date. The company records a liability for the amount to be paid to repurchase the metals upon entering into the agreement.

RECLAMATION AND ENVIRONMENTAL COSTS

         Post-closure reclamation and site restoration costs are estimated based on environmental regulatory requirements and are accrued ratably over the life of the mine using a units-of-production method. Current expenditures related to ongoing environmental and reclamation programs are expensed as incurred. At December 31, 2001, the company was required to post surety bonds with the State of Montana in the amount of $13.2 million, which also represents the company’s current estimate of mine closure and reclamation costs for current operations. The accrued reclamation liability, included in other noncurrent liabilities, was approximately $1.4 million and $1.1 million, respectively at December 31, 2001 and 2000.

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

STOCK-BASED COMPENSATION

         The company has elected to account for stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, because options are granted at fair market value, no compensation expense has been recognized for options issued under the company’s stock option plans. The company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the company has made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting, as set forth in SFAS No. 123, had been applied.

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

COMPREHENSIVE INCOME

         Comprehensive income includes net income, as well as other changes in shareholders’ equity that result from transactions and events other than those with shareholders. The company’s only significant element of other comprehensive income is unrealized gains and losses on derivative financial instruments.

START-UP COSTS

         The costs of start-up activities, including organization costs, are expensed as incurred.

DEBT ISSUANCE COSTS

         Costs associated with the issuance of debt are capitalized and amortized over the term of the related debt using the effective interest method and included in other noncurrent assets.

USE OF ESTIMATES

         The preparation of the company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. The more significant areas requiring the use of management’s estimates relate to mineral reserves, reclamation and environmental obligations, valuation allowance for deferred tax assets, useful lives for depreciation and amortization, future cash flows from long-lived assets and accruals for restructuring costs. Actual results could differ from these estimates.

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

NOTE 4
INVENTORIES

(in thousands)	2001	2000

Metals inventory

Raw ore	$1,571	$1,086

Concentrate and in-process	14,944	13,971

Finished goods	17,171	21,864

	33,686	36,921

Materials and supplies	9,258	5,704

	$42,944	$42,625

NOTE 5
PROPERTY, PLANT AND EQUIPMENT

(in thousands)	2001	2000

Machinery and equipment	$58,135	$46,652

Leased equipment	10,092	9,783

Buildings and structural components	159,366	138,550

Mine development	318,043	227,389

Land	3,276	3,276

Construction-in-progress:

East Boulder Mine	314,611	209,387

Stillwater Mine	12,220	42,500

Other construction-in-progress	11,867	15,675

	887,610	693,212

Less accumulated depreciation and amortization	(113,574)	(91,102)

	$774,036	$602,110

The company’s total capital expenditures were as follows:

	2001	2000	1999

East Boulder Mine	$105,224	$98,212	$87,593

Stillwater Mine	72,563	88,321	68,419

Other construction-in-progress	18,970	11,339	37,420

Other	398	188	821

Total capital expenditures	$197,155	$198,060	$194,253

All capital expenditures related to East Boulder are included in construction-in-progress. East Boulder capital expenditures are net of proceeds of $7.1 million generated from construction and development activities.

NOTE 6
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

CREDIT FACILITY

         In February 2001, the company obtained a $250 million credit facility from a syndicate of financial institutions. The facility provides for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term B) and a $50 million revolving credit facility. Amortization of the term loan facilities will commence on March 31, 2002. The final maturity of the Term A facility and the revolving credit facility is December 30, 2005 while the Term B facility final maturity date is December 31, 2007. Of the term loan facility proceeds, $125 million was used to repay borrowings under the prior credit facility with the remaining proceeds used to fund the company’s expansion plans as required. Proceeds of the revolving credit facility are used for general corporate and working capital needs. As of December 31, 2001, the company has $65.0 million, $134.0 million and $25.0 million outstanding under the Term A, Term B and revolving credit facilities, respectively, bearing interest at 6.125%, 7.25% and 4.69%, respectively. The revolving credit facility requires a commitment fee of 0.05% on the unadvanced amount. Prior to taking advances on the remaining $25.0 million of the credit facility, the company is required to meet certain production criteria.

         The loans are required to be prepaid from excess cash flow, proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. At the company’s option, the credit facility bears interest at the London Interbank Offered Rate (LIBOR) or an alternate base rate, in each case plus a margin of 2.5% to 3.75%, which is adjusted depending upon the company’s ratio of debt to operating cash flow. Substantially all the property and assets of the company and its subsidiaries and the stock of the company’s subsidiaries are pledged as security for the facility.

         The covenants to the credit agreement were amended in November 2001. Covenants in the facility restrict: (1) additional indebtedness; (2) payment of dividends or redemption of capital stock; (3) liens; (4) investment, acquisitions, dispositions or mergers; (5) transactions with affiliates; (6) capital expenditures (other than those associated with the revised plan); (7) refinancing or prepayment of subordinated debentures; (8) changes in the nature of business conducted or ceasing operations at the principal operating properties; and (9) commodities hedging to no more than 90% of annual palladium production and 75% of annual platinum production (excluding the sales covered by the company’s marketing contracts and similar agreements). The company is also subject to financial covenants including a debt to operating cash flow ratio, a debt service coverage ratio and a debt to equity ratio.

         Events of default include: (1) a cross-default to other indebtedness of the company; (2) any material modification to the life-of-mine plans; (3) a change of control of the company; (4) the failure to maintain agreed-upon annual PGM production levels or (5) any breach or modification of any of the sales contracts.

CONVERTIBLE SUBORDINATED NOTES

         In April 1996, the company issued $51.5 million of 7% Convertible Subordinated Notes (the “Convertible Notes”) with a stated maturity date of May 1, 2003. The Convertible Notes were unsecured, subordinated obligations. On May 1, 1999, the company completed the underwritten call for redemption of its $51.4 million outstanding principal amount of 7% Convertible Subordinated Notes. Substantially all of the notes were converted into common stock. The notes were redeemed at a conversion price of $17.87 per share with cash paid in lieu of fractional shares. The company issued approximately 2.9 million shares of common stock in connection with the conversion of the notes. Underwriters’ fees and other costs associated with the call for redemption were approximately $0.3 million.

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

Year ended December 31,

2002	$1,109

2003	324

2004	57

Total minimum lease payments	1,490

Less amount representing interest	81

Present value of net minimum lease payments	1,409

Less current portion	1,048

Total long-term capital lease obligation	$361

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

SPECIAL INDUSTRIAL EDUCATION IMPACT REVENUE BONDS

         These bonds were issued by the company in 1989 in three series to finance impact payments to local school districts. The bonds bear interest at varying rates between 6.5% and 7.8% and mature in increasing annual principal amounts through 2009. The balance outstanding at December 31, 2001 and 2000 was $1.1 million and $1.3 million, respectively, of which approximately $0.1 million was classified as current in each year. The bonds, which are collateralized by the company’s real estate, are secured by guarantees from Chevron Corporation and Manville Corporation. Scheduled principal repayments during the years 2002 through 2006 are approximately $0.1 million in each year. Scheduled principal repayments subsequent to 2006 total $0.6 million.

CASH PAID FOR INTEREST

         The company made cash payments for interest of $17.0 million, $11.9 million and $3.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 7
RESTRUCTURING COSTS

         In the fourth quarter of 2001 the company began implementing a revised operating plan which includes a reduction of the company’s previously planned capital expenditures and production levels. In accordance with this plan, the company terminated certain contracts related to ongoing mine development property and accrued a pre-tax charge of approximately $11 million for early contract termination costs. The accrual was based on the termination provisions of the related contracts and is expected to be paid during 2002. The actual liability may be more or less than this estimate based on final settlements of contract termination provisions.

NOTE 8
EMPLOYEE BENEFIT PLANS

         The company has adopted two savings plans, which qualify under section 401(k) of the U.S. Internal Revenue Code covering all non-bargaining and bargaining employees. Under the plans, employees may elect to contribute up to 10% of their cash compensation, subject to the Employee Retirement Income Security Act of 1974 (ERISA) limitations. The company is required to make matching cash contributions equal to 200% of the employee’s contribution up to 3% of the employee’s compensation. Contributions to the plans were $3.8 million, $2.4 million and $1.5 million in 2001, 2000 and 1999, respectively.

         After December 31, 2001, the company amended the provisions of these plans so that the company will be required to make matching contributions equal to 100% of the employee’s contribution up to 6% of the employee’s compensation, effective the fiscal year beginning January 1, 2002 Pursuant to the amended provisions, the company will pay matching contributions with common stock of the company for 2002.

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

         The plans are administered by the Compensation Committee of the company’s Board of Directors, which determines the exercise price, exercise period, vesting period and all other terms. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date.

         There were approximately 1,200,000 shares available for grant as of December 31, 2001. Stock option activity for the years ended December 31, 2001, 2000 and 1999 is summarized as follows:

			Weighted Average
		Weighted Average	Fair Value of
	Shares	Exercise Price	Options Granted

Options outstanding at December 31, 1998	2,202,718	$13.74	—

1999 Activity:

Options granted	634,150	26.68	$9.56

Options exercised	(499,047)	11.56	—

Options canceled	(84,622)	22.36	—

Options outstanding at December 31, 1999	2,253,199	17.52	—

(1,524,185 exercisable)

2000 Activity:

Options granted	419,550	30.56	$14.00

Options exercised	(750,680)	16.40	—

Options canceled	(37,100)	30.77	—

Options outstanding at December 31, 2000	1,884,969	20.61	—

(1,191,443 exercisable)

2001 Activity:

Options granted	518,988	32.98	$13.56

Options exercised	(120,980)	15.87	—

Options canceled	(37,947)	30.99	—

Options outstanding at December 31, 2001	2,245,030	$23.55	—

(1,664,652 exercisable)

The following table summarizes information for outstanding and exercisable options as of December 31, 2001:

		Options Outstanding		Options Exercisable

		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price

$3.91	97,062	2.7	$3.91	97,062	$3.91

$ 4.66 - $ 9.33	1,463	3.0	$9.00	1,463	$9.00

$ 9.33 - $13.99	221,471	3.9	$12.61	221,471	$12.61

$13.99 - $18.65	520,025	5.4	$15.59	510,275	$15.58

$18.65 - $23.31	179,249	5.2	$21.28	126,290	$21.13

$23.31 - $27.98	465,769	6.2	$26.62	346,185	$26.64

$27.98 - $32.64	373,666	5.8	$30.05	271,523	$30.08

$32.64 - $37.30	160,125	8.3	$34.28	52,633	$33.31

$37.30 - $41.97	222,900	7.5	$38.12	34,450	$38.75

$41.97 - $46.63	3,300	3.0	$43.83	3,300	$43.83

	2,245,030			1,664,652

         The company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. Under APB Opinion No. 25, because the exercise price of the company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,	2001	2000	1999

Weighted average expected lives (years)	3.7	3.2	3.8

Interest rate	4.5%	6.2%	5.5%

Volatility	56%	58%	47%

Dividend yield	—	—	—

         Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         The estimated fair value of the options is amortized to expense over the vesting period of the options for purposes of the following pro forma disclosures (in thousands, except for per share amounts):

Year ended December 31,	2001	2000	1999

Pro forma net income	$60,688	$57,344	$32,064

Pro forma earnings per share:

Basic	$1.57	$1.49	$0.87

Diluted	$1.55	$1.46	$0.83

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

         The effect of the company’s Convertible Notes on diluted weighted average shares outstanding was 940,594 shares for 1999.

RIGHTS AGREEMENT

         In October 1995, the Board of Directors of the company adopted a Rights Agreement under which Stillwater shareholders of record as of November 15, 1995 received a dividend in the form of Preferred Stock Purchase Rights (the “Rights”). The Rights permit the holder to purchase one one-thousandth of a share (a unit) of Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a purchase price of $53 per unit, subject to adjustment. All outstanding Rights may be redeemed by the company at any time until such time the Rights become exercisable. Until a Right is exercised, the holder thereof has no rights as a shareholder of the company, including the right to vote or receive dividends. Subject to certain conditions, the Rights become exercisable ten business days after a person or group acquires or commences a tender or exchange offer to acquire a beneficial ownership of 15% or more of the company’s outstanding common stock. The Rights expire on October 26, 2005 unless earlier redeemed or exercised.

NOTE 10
INCOME TAXES

         The components of the provision (benefit) for income taxes are as follows (in thousands):

Year ended December 31,	2001	2000	1999

Current federal	$202	$(335)	$573

Current state	—	—	—

Total current	202	(335)	573

Deferred federal	16,632	22,600	10,132

Deferred state	3,491	4,885	3,469

Total deferred	20,123	27,485	13,601

Total income tax provision	20,325	27,150	14,174

Less: Income tax allocated to cumulative effect	—	(2,503)	—

Net income tax provision	$20,325	$24,647	$14,174

         The components of the company’s deferred tax liabilities (assets) are comprised of the following temporary differences and carryforwards (in thousands):

December 31,	2001	2000

Property and equipment	$19,699	$15,043

Mine development costs	118,201	93,658

Capital lease obligations	654	—

Derivative financial instruments	3,726	—

Other	295	—

Total deferred tax liabilities	142,575	108,701

Capital lease obligations	—	(237)

Noncurrent liabilities	(4,294)	(2,562)

Current liabilities	(1,723)	(1,160)

Inventory	(3,419)	(5,839)

Net operating loss and other carryforwards	(62,669)	(51,178)

Total deferred tax assets	(72,105)	(60,976)

Net deferred tax liabilities	$70,470	$47,725

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

Year ended December 31,	2001	2000	1999

Income before income taxes and cumulative effect of accounting change	$86,129	$95,049	$51,345

Income taxes at statutory rate	$30,145	$33,267	$17,971

State income taxes, net of federal benefit	2,304	3,622	2,272

Percentage depletion	(15,483)	(9,254)	—

Adjustments to prior year’s tax provisions	3,224	(921)	(6,069)

Other	135	436	—

Total income tax provision	20,325	27,150	14,174

Less: Income tax allocated to cumulative effect	—	(2,503)	—

Net income tax provision	$20,325	$24,647	$14,174

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

NOTE 12
COMMODITY INSTRUMENTS

         The company uses various derivative financial instruments to manage the company’s exposure to market prices associated with changes in palladium and platinum commodity prices. Because the company hedges only with instruments that have a high correlation with the value of the hedged transactions, changes in derivatives’ fair value are expected to be offset by changes in the value of the hedged transaction.

         The company utilizes the following types of derivative financial instruments: fixed forwards, cashless put and call option collars and financially settled forwards. For derivative instruments, the company designates derivatives as a hedge of a forecasted transaction (“cash flow” hedge). Currently, all derivatives have been assessed as highly effective cash-flow hedges that link to a specific firm commitment or forecasted transaction. Changes in fair value of derivatives that are highly effective as hedges and that are designated and qualified as a cash-flow hedge are reported in other comprehensive income until the related specific firm commitments or forecasted transactions occur. Hedging gains or (losses) of $5.5 million, ($15.8) million and ($0.3) million were recognized as an adjustment to revenue in 2001, 2000 and 1999, respectively.

         The company enters into cashless put and call option collars under which the company receives the difference between the put price and the market price only if the market price is below the put price and the company pays the difference between the call price and the market price only if the market price is above the call price. The company’s put and call options are financially settled at maturity. Since the put/call instruments hedge forecasted transactions, they qualify for cash flow hedge accounting. They are considered to be highly effective since the intrinsic value of the put/call will offset the change in value associated with future production not subject to the long-term sales contract. The company recorded $2.4 million, $13.3 million and $0.2 million in losses for the settlement of cashless put and call option collars in 2001, 2000 and 1999, respectively.

         The company may enter into fixed forward contracts to sell metals at a future date and at a fixed price in order to reduce the risk associated with future metals prices for ounces produced in excess of the company’s long-term sales contracts. These instruments are considered to be highly effective derivatives that will qualify for cash flow hedge accounting since they are an “all-in-one-hedge” instrument, meaning that all of the components (ounces, delivery date, and price) are fixed as part of the original commitment. The company recorded $0, $2.5 million and $0.1 million in losses for the settlement of fixed forward contracts in 2001, 2000 and 1999, respectively.

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

LEGAL PROCEEDINGS

         The company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company’s consolidated financial position, results of operations or liquidity.

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

NOTE 15
QUARTERLY DATA (UNAUDITED)

         Quarterly earnings data for the years ended December 31, 2001 and 2000 were as follows (in thousands, except per share data):

	2001 Quarter Ended

	March 31	June 30	September 30	December 31

Revenue	$89,864	$75,304	$52,893	$59,320

Operating income	$40,554	$29,100	$12,831	$1,744

Net income	$29,402	$21,292	$10,260	$4,850

Comprehensive income	$35,916	$26,552	$14,291	$1,917

Basic earnings per share	$0.76	$0.55	$0.26	$0.13

Diluted earnings per share	$0.75	$0.54	$0.26	$0.12

	2000 Quarter Ended

	March 31	June 30	September 30	December 31

Revenue	$42,135	$55,390	$49,056	$78,651

Operating income	$18,282	$23,598	$18,946	$33,128

Net income(1)	$6,930	$17,121	$13,949	$23,464

Basic earnings per share	$0.18	$0.45	$0.36	$0.61

Diluted earnings per share	$0.18	$0.44	$0.35	$0.60

(1)	There were no items in comprehensive income other than net income for each of the quarters ended in 2000.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

PART III

ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information concerning the company’s executive officers, reference is made to the information set forth under the caption “Executive Officers of the Registrant” located in Item 1 of this Form 10-K. For information concerning the company’s directors and compliance by the company’s directors, executive officers and significant stockholders with the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended, reference is made to the information set forth under the captions “Election of Directors” and “Compliance with Section 16(a) — Beneficial Ownership Reporting Compliance,” respectively, in the company’s Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11
EXECUTIVE COMPENSATION

         Reference is made to the information set forth under the caption “Executive Compensation and Other Compensation Information” in the company’s Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information (except for the Report of the Compensation Committee of the Board of Directors and the Performance Graph) is incorporated herein by reference.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

         Reference is made to the information set forth under the caption “Security Ownership of Principal Stockholders and Management” in the company’s Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information contained under the caption “Certain Relationships and Related Transactions” contained in the company’s Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

PART IV

ITEM 14
EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Form 10-K

1.	Financial Statements and Supplementary Data

2.	Financial Statement Schedules (not applicable)

(b)	Reports on Form 8-K

The Company filed a Form 8-K on December 10, 2001 reporting:

1.	Waiver, Consent and Amendment No. 1 to Credit Agreement, dated as of June 27, 2001.

2.	Amendment No. 2 to the Credit Agreement, dated as of November 30, 2001.

(c)	Exhibits.

EXHIBITS

Number	Description

2.1	Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the “1994 S-1”)).

3.1	Restated Certificate of Incorporation of Stillwater Mining Company, dated December 21, 1994 (incorporated by reference to Exhibit 3.1 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

3.2	Certificate of Amendment of Certificate of Incorporation of Stillwater Mining Company, dated December 21, 1994 (incorporated by reference to Exhibit 3.2 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

3.3	Certificate of Designation of Stillwater Mining Company, dated November 15, 1995 (incorporated by reference to Exhibit 3.3 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

Number	Description

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Stillwater Mining Company, dated June 29, 1999 (incorporated by reference to Exhibit 3.4 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Stillwater Mining Company, dated July 13, 2000 (incorporated by reference to Exhibit 3.5 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

3.6	Amended and Restated Bylaws of Stillwater Mining Company, as adopted April 19, 2001 (incorporated by reference to Exhibit 3.6 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

4.1	Form of Indenture, dated April 29, 1996, between Stillwater Mining Company and Colorado National Bank with respect to the company’s 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated April 29, 1996).

4.2	Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

10.1	1998 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 6, 1998).

10.2	Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

10.3	Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.4	Agreement for Electric Service between the Montana Power Company and Stillwater Mining Company, dated June 1, 1996 (incorporated by reference to Exhibit 10.8.1 of the Registrant’s 1996 10-K).

10.5	Equipment Lease Agreement between Stillwater Mining Company and Senstar Capital Corporation, dated October 5, 1995. (incorporated by reference to Exhibit 10.17 of the Registrant’s 1995 10-K).

10.6	Purchase Agreement between Stillwater Mining Company and Senstar Capital Corporation, dated October 5, 1995 (incorporated by reference to Exhibit 10.17.1 of the Registrant’s 1995 10-K).

10.7	Purchase Agreement between Stillwater Mining Company and The Westaim Corporation, dated October 14, 1996 (incorporated by reference to Exhibit 10.16 of the Registrant’s 1996 10-K).

10.8	PGM Concentrate Refining Agreement between Stillwater Mining Company and Union Miniere, dated May 8, 1996. (incorporated by reference to Exhibit 10.15 of the Registrant’s 1998 10-K).

10.9	Articles of Agreement between Stillwater Mining Company and Oil, Chemical and Atomic Workers International Union, dated July 1, 1999 (incorporated by reference to Exhibit 10.10 of the Registrant’s 1999 10-K).

10.10	Palladium Sales Agreement, made as of August 13, 1998, among Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated July 21, 1998).

10.11	Palladium and Platinum Sales Agreement, made as of August 17, 1998, among Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated July 21, 1998).

10.12	Palladium and Platinum Sales Agreement, made as of August 27, 1998, among Stillwater Mining Company and Mitsubishi Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.4 to the Form 8-K, dated July 21, 1998).

10.13	Employment Agreement between James A. Sabala and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.14	Employment Agreement between Harry C. Smith and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2001).

Number	Description

10.15	Employment Agreement between Ronald W. Clayton and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.16	Employment Agreement between Robert M. Taylor and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.17	Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.18	Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001.

10.19	Credit Agreement, dated February 23, 2001, between Stillwater Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.19 of the Registrant’s 2000 10-K).

10.20	First Amendment Agreement to Palladium Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.21	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 27, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.22	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.23	Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.24	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated February 14, 2001.

10.25	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company, Mitsubishi Corporation and Mitsubishi International Corporation, dated April 1, 2001 (incorporated by reference to Exhibit 10.2 to the Form 10-Q, for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.26	Second Amendment Agreement to Palladium, Platinum and Rhodium Sales Agreement between Stillwater Mining Company and Mitsubishi International Corporation, dated November 30, 2001.

10.27	Waiver, Consent and Amendment No. 1 to Credit Agreement, dated as of June 27, 2001, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, dated December 10, 2001).

10.28	Amendment No. 2 to Credit Agreement, dated as of November 30, 2001, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated December 10, 2001).

10.29	Retail Electricity Supply Contract between PPL EnergyPlus, LLC and Stillwater Mining Company dated December 11, 2001.

10.30	Stock Purchase Agreement between Stillwater Mining Company and entities listed on Exhibit A, dated January 30, 2002. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3/A (File No.333-75404) as declared effective by the Commission on February 7, 2002).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

STILLWATER MINING COMPANY (“Registrant”)

Dated: June 7, 2002	By:	/s/ Francis R. McAllister Francis R. McAllister Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.

Signature and Title	Date

/s/ Francis R. McAllister Francis R. McAllister Chairman, Chief Executive Officer and Director (Principal Executive Officer)	June 7, 2002

/s/ James A. Sabala James A. Sabala Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 7, 2002

/s/ Stephen V. Kearney Stephen V. Kearney, Director	June 7, 2002

/s/ Richard E. Gilbert Richard E. Gilbert, Director	June 7, 2002

/s/ Apolinar Guzman Apolinar Guzman, Director	June 7, 2002

/s/ Patrick M. James Patrick M. James, Director	June 7, 2002

/s/ Joseph P. Mazurek Joseph P. Mazurek, Director	June 7, 2002

/s/ Malcolm W. MacNaught Malcolm W. MacNaught, Director	June 7, 2002

/s/ Peter Steen Peter Steen, Director	June 7, 2002

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

2.1	Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the “1994 S-1”)).

3.1	Restated Certificate of Incorporation of Stillwater Mining Company, dated December 21, 1994 (incorporated by reference to Exhibit 3.1 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

3.2	Certificate of Amendment of Certificate of Incorporation of Stillwater Mining Company, dated December 21, 1994 (incorporated by reference to Exhibit 3.2 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

3.3	Certificate of Designation of Stillwater Mining Company, dated November 15, 1995 (incorporated by reference to Exhibit 3.3 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Stillwater Mining Company, dated June 29, 1999 (incorporated by reference to Exhibit 3.4 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Stillwater Mining Company, dated July 13, 2000 (incorporated by reference to Exhibit 3.5 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

3.6	Amended and Restated Bylaws of Stillwater Mining Company, as adopted April 19, 2001 (incorporated by reference to Exhibit 3.6 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

4.1	Form of Indenture, dated April 29, 1996, between Stillwater Mining Company and Colorado National Bank with respect to the company’s 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated April 29, 1996).

4.2	Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

EXHIBIT
NUMBER	DESCRIPTION

10.1	1998 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 6, 1998).

10.2	Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

10.3	Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.4	Agreement for Electric Service between the Montana Power Company and Stillwater Mining Company, dated June 1, 1996 (incorporated by reference to Exhibit 10.8.1 of the Registrant’s 1996 10-K).

10.5	Equipment Lease Agreement between Stillwater Mining Company and Senstar Capital Corporation, dated October 5, 1995. (incorporated by reference to Exhibit 10.17 of the Registrant’s 1995 10-K).

10.6	Purchase Agreement between Stillwater Mining Company and Senstar Capital Corporation, dated October 5, 1995 (incorporated by reference to Exhibit 10.17.1 of the Registrant’s 1995 10-K).

10.7	Purchase Agreement between Stillwater Mining Company and The Westaim Corporation, dated October 14, 1996 (incorporated by reference to Exhibit 10.16 of the Registrant’s 1996 10-K).

10.8	PGM Concentrate Refining Agreement between Stillwater Mining Company and Union Miniere, dated May 8, 1996. (incorporated by reference to Exhibit 10.15 of the Registrant’s 1998 10-K).

10.9	Articles of Agreement between Stillwater Mining Company and Oil, Chemical and Atomic Workers International Union, dated July 1, 1999 (incorporated by reference to Exhibit 10.10 of the Registrant’s 1999 10-K).

10.10	Palladium Sales Agreement, made as of August 13, 1998, among Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated July 21, 1998).

10.11	Palladium and Platinum Sales Agreement, made as of August 17, 1998, among Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated July 21, 1998).

10.12	Palladium and Platinum Sales Agreement, made as of August 27, 1998, among Stillwater Mining Company and Mitsubishi Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.4 to the Form 8-K, dated July 21, 1998).

10.13	Employment Agreement between James A. Sabala and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.14	Employment Agreement between Harry C. Smith and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2001).

EXHIBIT
NUMBER	DESCRIPTION

10.15	Employment Agreement between Ronald W. Clayton and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.16	Employment Agreement between Robert M. Taylor and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.17	Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.18*	Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001.

10.19	Credit Agreement, dated February 23, 2001, between Stillwater Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.19 of the Registrant’s 2000 10-K).

10.20	First Amendment Agreement to Palladium Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.21	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 27, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.22	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.23	Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.24	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated February 14, 2001.

10.25	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company, Mitsubishi Corporation and Mitsubishi International Corporation, dated April 1, 2001 (incorporated by reference to Exhibit 10.2 to the Form 10-Q, for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.26	Second Amendment Agreement to Palladium, Platinum and Rhodium Sales Agreement between Stillwater Mining Company and Mitsubishi International Corporation, dated November 30, 2001.

10.27	Waiver, Consent and Amendment No. 1 to Credit Agreement, dated as of June 27, 2001, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, dated December 10, 2001).

10.28	Amendment No. 2 to Credit Agreement, dated as of November 30, 2001, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated December 10, 2001).

10.29	Retail Electricity Supply Contract between PPL EnergyPlus, LLC and Stillwater Mining Company dated December 11, 2001.

10.30	Stock Purchase Agreement between Stillwater Mining Company and entities listed on Exhibit A, dated January 30, 2002. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3/A (File No.333-75404) as declared effective by the Commission on February 7, 2002).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc.