Form 10-Q
period 2002-06-30
STILLWATER MINING CO /DE/
filed 2002-07-29
CIK 931948

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2002.

                                     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ______ to _____

                       Commission file number 0-25090
                                              -------

                         STILLWATER MINING COMPANY
                         -------------------------
           (Exact name of registrant as specified in its charter)


                Delaware                                 81-0480654
     -------------------------------        -----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
       incorporation or organization)


          536 East Pike Avenue
            Columbus, Montana                              59019
     -------------------------------        -----------------------------------
(Address of principal executive offices)                 (Zip Code)


                               (406) 322-8700
                -------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO __

At July 22, 2002, 43,359,869 shares of common stock, $0.01 par value per share, were issued and outstanding.

                         STILLWATER MINING COMPANY

                                 FORM 10-Q

                        QUARTER ENDED June 30, 2002

                                   INDEX


                                                                                                      PAGE
                                                                                                      ----

PART I - FINANCIAL INFORMATION

         Item 1.         Financial Statements...................................................         3

         Item 2.         Management's Discussion and Analysis of
                         Financial Condition and Results of Operations..........................        11

         Item 3.         Quantitative and Qualitative Disclosures About Market Risk.............        24


PART II - OTHER INFORMATION

         Item 1.         Legal Proceedings......................................................       25

         Item 2.         Changes in Securities and Use of Proceeds..............................       26

         Item 3.         Defaults Upon Senior Securities........................................       26

         Item 4.         Submission of Matters to a Vote of Security Holders....................       26

         Item 5.         Other Information......................................................       26

         Item 6.         Exhibits and Reports on Form 8-K.......................................       26

SIGNATURES               .......................................................................       27


                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Stillwater Mining Company
Consolidated Balance Sheet
(Unaudited)
(in thousands, except share and per share amounts)
                                                                                     June 30,                  December 31,
                                                                                       2002                        2001
                                                                               ------------------           ------------------
ASSETS
     Current assets
         Cash and cash equivalents                                             $      41,709                $      14,911
         Inventories                                                                  46,181                       42,944
         Accounts receivable                                                          27,371                       21,773
         Deferred income taxes                                                           803                        1,417
         Other current assets                                                          4,492                        4,745
                                                                               ------------------           ------------------
              Total current assets                                                   120,556                       85,790

     Property, plant and equipment, net                                              779,341                      774,036
     Other noncurrent assets                                                           6,760                        8,395
                                                                               ------------------           ------------------
              Total assets                                                     $     906,657                $     868,221

LIABILITIES and SHAREHOLDERS' EQUITY
     Current liabilities
         Accounts payable                                                      $      11,317                $      21,539
         Accrued payroll and benefits                                                 10,506                       10,630
         Property, production and franchise taxes payable                              4,331                        7,768
         Current portion of long-term debt and capital lease
              obligations                                                             15,250                        9,008
         Accrued restructuring costs                                                   2,535                       10,974
         Income taxes payable                                                            340                            -
         Other current liabilities                                                     7,803                        3,588
                                                                               ------------------           ------------------
              Total current liabilities                                               52,082                       63,507
                                                                               ==================           ==================

         Long-term debt and capital lease obligations                                209,397                      246,803
         Deferred income taxes                                                        75,222                       71,887
         Other noncurrent liabilities                                                 13,537                       10,901
                                                                               ------------------           ------------------
             Total liabilities                                                       350,238                      393,098
                                                                               ------------------           ------------------

     Shareholders' equity
         Preferred stock, $0.01 par value, 1,000,000 shares
              authorized; none issued                                                      -                            -
         Common stock, $0.01 par value, 100,000,000 shares
              authorized; 43,335,416 and 38,771,377 shares
              issued and outstanding                                                     433                          388
         Paid-in capital                                                             349,855                      291,182
         Retained earnings                                                           205,445                      177,820
         Accumulated other comprehensive income                                        1,856                        5,733
         Unearned compensation - restricted stock awards                              (1,170)                           -
                                                                               ------------------           ------------------
              Total shareholders' equity                                             556,419                      475,123
                                                                               ------------------           ------------------
              Total liabilities and shareholders' equity                       $     906,657                $     868,221
                                                                               ==================           ==================


                                   See notes to consolidated financial statements.


Stillwater Mining Company
Consolidated Statement of Operations
(Unaudited)
(in thousands, except per share amounts)
                                                                        Three months ended                  Six months ended
                                                                            June 30,                            June 30,
                                                                --------------------------------    -------------------------------
                                                                     2002              2001             2002              2001
                                                                ---------------    -------------    -------------    ---------------
Revenues                                                        $    75,007        $    75,304      $   150,984      $   165,168

Costs and expenses
    Cost of metals sold                                              44,125             35,593           87,664           73,838
    Depreciation and amortization                                    10,315              5,608           19,576           11,221
                                                                ---------------    -------------    -------------    ---------------
       Total cost of sales                                           54,440             41,201          107,240           85,059

    General and administrative expenses                               3,159              5,003            6,725           10,455
    Restructuring costs, net                                            339                  -           (5,938)               -
                                                                ---------------    -------------    -------------    ---------------
       Total costs and expenses                                      57,938             46,204          108,027           95,514
                                                                ---------------    -------------    -------------    ---------------

Operating income                                                     17,069             29,100           42,957           69,654

Other income (expense)
    Interest income                                                     264                678              482            1,246
    Interest expense, net of capitalized interest
        of $0, $4,733, $0 and $8,948                                 (4,103)                 -            (8,528)             -
                                                                ---------------    -------------    -------------    ---------------

Income before income taxes                                           13,230             29,778           34,911           70,900

Income tax provision                                                 (2,170)            (8,486)          (7,286)         (20,206)
                                                                ---------------    -------------    -------------    ---------------

Net income                                                      $    11,060        $    21,292      $    27,625      $    50,694
                                                                ---------------    -------------    -------------    ---------------

Other comprehensive income (loss), net of tax                        (2,432)             5,260           (3,877)          11,774
                                                                ---------------    -------------    -------------    ---------------

Comprehensive income                                            $     8,628        $    26,552      $    23,748      $   62,468
                                                                ===============    =============    =============    ===============

Earnings per share
       Basic                                                          0.26                0.55             0.65             1.31
       Diluted                                                        0.26                0.54             0.65             1.29


Weighted average common shares outstanding
       Basic                                                         43,155             38,723           42,401           38,691
       Diluted                                                       43,370             39,332           42,632           39,366


                              See notes to consolidated financial statements.


Stillwater Mining Company
Consolidated Statement of Cash Flows
(Unaudited)
(in thousands)

                                                                           Six Months ended
                                                                               June 30,
                                                                  ------------------------------------
                                                                        2002                2001
                                                                  -----------------    ---------------
Cash flows from operating activities

Net income                                                        $    27,625          $    50,694

Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                     19,576               11,221
     Deferred income taxes                                              3,949               16,706
     Restructuring costs, net                                          (5,938)                   -
     Cash paid on accrued restructuring costs                          (2,501)                   -
     Amortization of debt issuance costs                                  503                  282
     Amortization of restricted stock compensation                        425                    -

Changes in operating assets and liabilities:
     Inventories                                                       (3,237)              12,052
     Accounts receivable                                               (5,598)             (32,786)
     Accounts payable                                                 (10,222)              (2,261)
     Other                                                              2,228                  641
                                                                  -----------------    ---------------

Net cash provided by operating activities                              26,810               56,549
                                                                  -----------------    ---------------

Cash flows from investing activities
     Capital expenditures                                             (23,198)            (102,979)
     Proceeds from sale/leaseback transactions                          1,282                    -
                                                                  -----------------    ---------------

Net cash used in investing activities                                 (21,916)            (102,979)
                                                                  -----------------    ---------------
Cash flows from financing activities

     Payments on long-term debt and capital lease
         obligations                                                  (34,129)            (126,155)
     Issuance of common stock, net of issue costs                      56,033                1,368
     Payments for debt issuance costs                                       -               (3,946)
     Net metals repurchase agreement transactions                           -               (9,386)
     Issuance of long-term debt                                             -              202,611
                                                                  -----------------    ---------------
Net cash provided by financing activities                              21,904               64,492
                                                                  -----------------    ---------------
Cash and cash equivalents
     Net increase                                                      26,798               18,062
     Balance at beginning of period                                    14,911               18,219
                                                                  -----------------    ---------------
Balance at end of period                                          $    41,709          $    36,281
                                                                  =================    ===============


                              See notes to consolidated financial statements.

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - General

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company's financial position as of June 30, 2002 and the results of its operations for the three- and six-month periods ended June 30, 2002 and 2001 and cash flows for the six-month periods ended June 30, 2002 and 2001. Certain prior year amounts have been reclassified to conform with the current year presentation. The results of operations for the three- and six-month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's 2001 Annual Report on Form 10-K/A.

Note 2 - New Accounting Standards

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

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

         Effective January 1, 2002, the company adopted the FASB SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. The adoption of SFAS No. 144 did not have an impact on the company's financial position or results of operations as of and for the three- and six-month periods ended June 30, 2002.

Note 3 - Comprehensive Income

         Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the company, such items consist of unrealized gains and losses on derivative financial instruments.

         The following summary sets forth the changes of other comprehensive income (loss) accumulated in shareholders' equity (in thousands):


                                          Commodity          Interest            Total Derivative
                                         Instruments        Rate Swaps        Financial Instruments
                                       -------------     -----------------    ----------------------
Balance at December 31, 2001           $     9,458       $          -            $     9,458
     Reclassification to earnings           (4,790)               580                 (4,210)
     Change in value                          (285)            (1,901)                (2,186)
                                       -------------     -----------------    ----------------------
                                             4,383             (1,321)                 3,062
     Tax  effect                            (1,726)               520                 (1,206)
                                       -------------     -----------------    ----------------------
Balance at June 30, 2002               $     2,657       $       (801)           $     1,856
                                       =============     =================    ======================


         Commodity instruments outstanding at June 30, 2002 consist of cashless put and call option collars and financially settled forwards. All financially settled forward commodity instruments reported at June 30, 2002, have been settled and cash has been received. The gains related to commodity instruments are being deferred in accumulated other comprehensive income until the original contract settlement dates. The company expects to realize and reclassify to earnings the entire $4.4 million ($2.7 million net of tax) of unrealized gains existing at June 30, 2002 during the next six months. The Company entered into and had outstanding put and call option collars at June 30, 2002, consisting of 5,000 ounces of platinum with an average put price of $525 per ounce to the company and an average call price of $544 to the counter party. At June 30, 2002 the net fair value of the cashless put and call option collars was insignificant. The outstanding put and call option collars will be settled in the third quarter of 2002.

         The unrealized losses of $1.3 million ($0.8 million net of tax) existing at June 30, 2002 on the interest rate swaps are being deferred and are expected to be recognized as an addition to interest expense over the next twenty-one months.

Note 4 - Inventories

         Inventories consisted of the following (in thousands):

                                            June 30,             December 31,
                                              2002                  2001
                                       -----------------       ---------------
Metals inventory
     Raw ore                            $      1,205          $     1,571
     Concentrate and in-process               15,067               14,944
     Finished goods                           19,025               17,171
                                       -----------------       ---------------
                                              35,297               33,686
Materials and supplies                        10,884                9,258
                                       -----------------       ---------------
                                        $     46,181          $    42,944
                                       =================       ===============

Note 5 - Long-Term Debt
Credit Facility

         In February 2001, the company obtained a $250 million credit facility (the "Credit Facility") from a syndicate of financial institutions. The Credit Facility provides for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term
B) and a $50 million revolving credit facility. Amortization of the term loan facilities commenced on March 31, 2002. The final maturity of the Term A and the revolving credit facility is December 30, 2005 while the Term B facility final maturity date is December 31, 2007. As of June 30, 2002, the company had $60.4 million and $130.5 million outstanding under the Term A and Term B loan facilities, respectively, bearing interest at 4.5% and 5.7% for the Term A and Term B facilities, respectively. No balance is outstanding under the revolving credit facility as of June 30, 2002, which requires an annual commitment fee of 0.5% on the unadvanced amount.

Note 6 - Capital Stock Transactions

Restricted Stock

         During the first quarter of 2002, the company granted 135,119 shares of restricted stock to certain of its officers and employees. On July 2, 2002, 40,146 shares had vested and the remaining shares will vest on January 2, 2005, provided that the recipient is still employed by the company on such vesting date. Vesting may accelerate upon the attainment of certain performance criteria measured on specified dates. The market value of restricted stock awarded totaled approximately $2.6 million on the grant date and was recorded as a separate component of shareholders' equity. Approximately 6,000 shares of restricted stock were forfeited or cancelled during the second quarter of 2002. The company is amortizing unearned compensation over the vesting periods. During the three- and six-month periods ended June 30, 2002, approximately $171,000 and $425,000, respectively, related to the restricted stock was recognized as compensation expense.

Stock Offering

         On January 31, 2002, the company completed a $60 million private placement of its common stock involving approximately 4.3 million shares or approximately 10% of the outstanding shares after such issuance. The price per share represents an approximate 10% discount from the closing price of $15.61 on January 29, 2002. As of June 30, 2002, proceeds from the offering were approximately $54.0 million, net of actual offering costs of $6.0 million incurred.

Note 7 - Earnings per Share

         The effect of outstanding stock options on diluted weighted average shares outstanding was 161,634 and 609,391 shares for the three-month periods ending June 30, 2002 and 2001, respectively. Outstanding options to purchase 2,009,315 and 419,175 shares of common stock were excluded from the computation of diluted earnings per share for the three-month periods ended June 30, 2002 and 2001, respectively, because the effect of inclusion would have been antidilutive using the treasury stock method.

         The effect of outstanding stock options on diluted weighted average shares outstanding was 174,031 and 674,190 shares for the six-month periods ending June 30, 2002 and 2001, respectively. Outstanding options to purchase 1,931,002 and 390,075 shares of common stock were excluded from the computation of diluted earnings per share for the six-month periods ended June 30, 2002 and 2001, respectively, because the effect of inclusion would have been antidilutive using the treasury stock method.

         The effect of outstanding restricted stock on diluted weighted average shares outstanding was 53,491 and 56,844 shares for the three- and six-month periods ending June 30, 2002, respectively.

Note 8 - Long-Term Sales Contracts

         The company maintains long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts provide for floor and ceiling price structures as summarized below:

                               PALLADIUM                                                 PLATINUM
           ------------------------------------------------       -----------------------------------------------------
                           Avg.                     Avg.                           Avg.                          Avg.
               % of       Floor         % of       Ceiling            % of         Floor          % of          Ceiling
  Year      Production    Price      Production     Price          Production     Price        Production        Price
-------     ----------   --------    ----------    --------       -----------    --------      -----------     --------
  2002           95%       $370          28%        $400              100%          $403          44%           $562
  2003           95%       $357          28%        $400              98%           $404          21%           $569
  2004          100%       $371          39%        $644              80%           $425          16%           $856
  2005          100%       $355          31%        $702              80%           $425          16%           $856
  2006          100%       $339          16%        $981              80%           $425          16%           $856
  2007           80%       $400          20%        $975              70%           $425          14%           $850
  2008           80%       $385          20%        $975              70%           $425          14%           $850
  2009           80%       $380          20%        $975              70%           $425          14%           $850
  2010           80%       $375          20%        $975              70%           $425          14%           $850



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

                                    Three months ended June 30,                 Six months ended June 30,
                                      2002                2001                  2002                 2001
                               -----------------    ----------------    -------------------    ---------------
Cashless put and call
    option collars             $              -     $          -        $              -       $     (2,457)
Financially settled forwards
                                          1,953              678                   4,790             (1,087)
                               -----------------    ----------------    -------------------    ---------------
                               $          1,953     $        678        $          4,790       $     (3,544)
                               =================    ================    ===================    ===============


         The company had no fixed forward contracts outstanding during the periods ending June 30, 2002 and 2001. The Company entered into and had outstanding put and call option collars at June 30, 2002, consisting of 5,000 ounces of platinum with an average put price of $525 per ounce to the company and an average call price of $544 to the counter party. At June 30, 2002, the net fair value of the cashless put and call option collars was insignificant. The outstanding put and call option collars will be settled in the third quarter of 2002.

         During the first quarter of 2002, the company entered into two identical interest rate swap agreements with a combined notional amount totaling $100 million. The outstanding interest rate swap agreements were effective March 4, 2002 and mature on March 4, 2004. The agreements require the company to pay interest at a fixed rate of 3.67% and receive interest at a rate based on London Interbank Offered Rate (LIBOR), which is adjusted on a quarterly basis. The adjusted quarterly rate at June 30, 2002 was 1.9%. The interest rate swap agreements qualify as a cash flow hedge and are considered to be highly effective since the change in the value of the interest rate swap will offset changes in the future cash flows related to interest payments on the company's debt.

Note 10 - Restructuring Costs

         In the fourth quarter of 2001, the company began implementing a revised operating plan, which included a reduction of the company's previously planned capital expenditures and production levels. In accordance with the plan, the company terminated certain contracts related to ongoing mine development and accrued a pre-tax charge of approximately $11 million for early contract termination costs. The accrual was based on the termination provisions of the related contracts. During the first half of 2002, the company reduced its accrued restructuring costs resulting in a gain of $7.0 million primarily as a result of negotiations of certain termination clauses of the construction contracts. Any adjustments to the original estimate of the accrual have been included in the company's results of operations.

         In accordance with the revised operating plan, during the second quarter of 2002, the company revised its estimate of the restructuring accrual, which included the elimination of six management positions and recorded a net addition to the restructuring accrual of $0.3 million. The following summary sets forth the changes of the restructuring accrual during the second quarter of 2002 (in thousands):

                                                                                    Total
                                         Contract              Employee         Restructuring
                                       Terminations          Terminations          Accrual
                                     ----------------     ----------------     ----------------
Balance at March 31, 2001             $     3,615          $      -             $   3,615

     Additional accrual                         -              1,089                1,089
     Cash paid                             (1,134)              (285)              (1,419)
     Accrual adjustments                     (750)                 -                 (750)
                                     ----------------     ----------------      ----------------
Balance at June 30, 2002              $     1,731          $     804            $   2,535
                                     ----------------     ----------------      ----------------


The following summary sets forth the changes of the restructuring accrual during the first six months of 2002 (in thousands):

                                                                                    Total
                                         Contract              Employee         Restructuring
                                       Terminations          Terminations          Accrual
                                     ----------------     ----------------     ----------------
Balance at December 31, 2001          $   10,974           $          -         $      10,974

     Additional accrual                        -                  1,089                 1,089
     Cash paid                            (2,216)                  (285)               (2,419)
     Accrual adjustments                  (7,027)                     -                (7,027)
                                     ----------------      ----------------     ----------------
Balance at June 30, 2002              $    1,731           $        804         $       2,535
                                     ----------------      ----------------     ----------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Stillwater Mining Company
Key Factors
(Unaudited)
                                                              Three months ended                   Six months ended
                                                                   June 30,                            June 30,
                                                       --------------------------------- --- ------------------------------
                                                               2002                2001             2002              2001
                                                       -------------     ---------------    -------------     -------------
OPERATING DATA

Consolidated:
-------------

Ounces produced (000)
     Palladium                                                  127                  93              255               189
     Platinum                                                    38                  30               76                58
                                                       -------------     ---------------    -------------     -------------
         Total                                                  165                 123              331               247

Tons mined (000)                                                348                 182              673               381

Tons milled (000)                                               349                 195              674               395
Mill head grade (ounce per ton)                                0.53                0.73             0.55              0.69

Sub-grade tons milled (000)                                      12                  17               24                35
Sub-grade mill head grade (ounce per ton)                      0.13                0.21             0.21              0.21

Total tons milled (000)                                         361                 212              698               430
Combined mill head grade (ounce per ton)                       0.51                0.65             0.53              0.64
Total mill recovery (%)                                          90                  91               90                90


Stillwater Mine:
----------------

Ounces produced (000)
     Palladium                                                  103                  93              213               189
     Platinum                                                    31                  30               64                58
                                                       -------------     ---------------    -------------     -------------
         Total                                                  134                 123              277               247

Tons mined (000)                                                241                 182              497               381

Tons milled (000)                                               244                 195              497               395
Mill head grade (ounce per ton)                                0.60                0.73             0.61              0.69

Sub-grade tons milled (000)                                       8                  17               20                35
Sub-grade mill head grade (ounce per ton)                      0.12                0.21             0.22              0.21

Total tons milled (000)                                         252                 212              517               430
Combined mill head grade (ounce per ton)                       0.59                0.65             0.60              0.64
Total mill recovery (%)                                          91                  91               90                90




Stillwater Mining Company
Key Factors
(Unaudited)
                                                              Three months ended                   Six months ended
                                                                   June 30,                            June 30,
                                                       --------------------------------- --- ------------------------------
                                                               2002                2001             2002              2001
                                                       -------------     ---------------    -------------     -------------
OPERATING DATA (Continued)

East Boulder Mine:
------------------
Ounces produced (000)
     Palladium                                                   24                   -               42                 -
     Platinum                                                     7                   -               12                 -
                                                       -------------     ---------------    -------------     -------------
         Total                                                   31                   -               54                 -

Tons mined (000)                                                107                   -              176                 -

Tons milled (000)                                               105                   -              177                 -
Mill head grade (ounce per ton)                                0.34                   -             0.36                 -

Sub-grade tons milled (000)                                       4                  -                 4                 -
Sub-grade mill head grade (ounce per ton)                      0.15                   -             0.15                 -

Total tons milled (000)                                         109                   -              181                 -
Combined mill head grade (ounce per ton)                       0.34                   -             0.35                 -
Total mill recovery (%)                                          87                   -               87                 -


SALES AND PRICE DATA

Ounces sold (000)
     Palladium                                                  127               103                251               212
     Platinum                                                    38                29                 79                58
                                                       -------------     ---------------    -------------     -------------
         Total                                                  165               132                330               270

Average realized price per ounce(1)
     Palladium                                          $       442       $       591        $       449       $       648
     Platinum                                                   511               541                502               535
     Combined                                                   458               580                461               624

Average market price per ounce(1)
     Palladium                                          $       355       $       654        $       371       $       795
     Platinum                                                   543               595                513               598
     Combined                                                   398               640                404               749


(1) Stillwater Mining reports a combined average realized and market price of palladium and platinum at the same ratio as ounces are produced from the refinery. The average realized price represents revenues of the company excluding contract discounts divided by ounces sold. The average market price represents the average London PM Fix for the actual months of the period.



Stillwater Mining Company
Key Factors (continued)
(Unaudited)
                                                              Three months ended                Six months ended
                                                                   June 30,                         June 30,
                                                          ----------------------------     ----------------------------
                                                             2002            2001             2002            2001
                                                          ------------    ------------     ------------    ------------
COST DATA

 Consolidated:
 -------------

     PER TON MILLED(2)

     Cash operating costs                                 $     109       $     127        $     114       $     125
     Royalties and taxes                                         14              23               14              25
                                                          ------------    ------------     ------------    ------------
     Total cash costs                                     $     123       $     150        $     128       $     150
     Depreciation and amortization                               29              26               28              27
                                                          ------------    ------------     ------------    ------------
     Total production costs                               $     152       $     176        $     156       $     177
                                                          ============    ============     ============    ============

     PER OUNCE PRODUCED(2)

     Cash operating costs                                 $     239       $     220        $     239       $     218
     Royalties and taxes                                         31              39               30              44
                                                          ------------    ------------     ------------    ------------
     Total cash costs                                     $     270       $     259        $     269       $     262
     Depreciation and amortization                               63              47               60              46
                                                          ------------    ------------     ------------    ------------
     Total production costs                               $     333       $     306        $     329       $     308
                                                          ============    ============     ============    ============

 Stillwater Mine:
 ----------------

     PER TON MILLED(2)

     Cash operating costs                                 $     116       $     127        $     116       $     125
     Royalties and taxes                                         15              23               15              25
                                                          ------------    ------------     ------------    ------------
     Total cash costs                                     $     131       $     150        $     131       $     150
     Depreciation and amortization                               28              26               27              27
                                                          ------------    ------------     ------------    ------------
     Total production costs                               $     159       $     176        $     158       $     177
                                                          ============    ============     ============    ============

     PER OUNCE PRODUCED(2)

     Cash operating costs                                 $     219       $     220        $     218       $     218
     Royalties and taxes                                         28              39               27              44
                                                          ------------    ------------     ------------    ------------
     Total cash costs                                     $     247       $     259        $     245       $     262
     Depreciation and amortization                               53              47               51              46
                                                          ------------    ------------     ------------    ------------
     Total production costs                               $     300       $     306        $     296       $     308
                                                          ============    ============     ============    ============

(2) Income taxes, corporate general and administrative expense and interest income and expense are not included in total cash costs or total production costs.



Stillwater Mining Company
Key Factors (continued)
(Unaudited)
                                                              Three months ended                Six months ended
                                                                   June 30,                         June 30,
                                                          ----------------------------     ----------------------------
                                                             2002            2001             2002            2001
                                                          ------------    ------------     ------------    ------------
COST DATA (Continued)

 East Boulder Mine:
 ------------------

     PER TON MILLED(2)
     Cash operating costs                                 $      93       $      -         $     105       $      -
     Royalties and taxes                                         12              -                12              -
                                                          ------------    ------------     ------------    ------------
     Total cash costs                                     $     105       $      -         $     117       $      -
     Depreciation and amortization                               30              -                32              -
                                                          ------------    ------------     ------------    ------------
     Total production costs                               $     135       $      -         $     149       $      -
                                                          ============    ============     ============    ============

     PER OUNCE PRODUCED(2)

     Cash operating costs                                 $     324       $      -         $     348       $      -
     Royalties and taxes                                         40              -                41              -
                                                          ------------    ------------     ------------    ------------
     Total cash costs                                     $     364       $      -         $     389       $      -
     Depreciation and amortization                              106              -               106              -
                                                          ------------    ------------     ------------    ------------
     Total production costs                               $     470       $      -         $     495       $      -
                                                          ============    ============     ============    ============

 (2) Income taxes, corporate general and administrative expense and interest income and expense are not included in total cash costs or total production costs.



Recent Developments

         The company has resolved the issue concerning its estimate of probable ore reserves with the Securities and Exchange Commission ("SEC"). The ore reserve issue arose in connection with the SEC's review of the Company's "shelf" registration statement, which was filed in December 2001. The Company was first informed of the reserve issue on March 13, 2002 in a comment letter from the SEC, which detailed the SEC staff's specific concerns and which informed the Company that it believed the Company's ore reserve estimate should be revised to better conform to the SEC's interpretation of industry standards.

         As a result of these discussions, the Company has agreed to modify certain parameters used in determining its probable ore reserve estimate. Historically, the Company has vertically projected its probable ore reserves in certain ore blocks for distances of up to 1,900 feet beyond sample points. These projections were based on demonstrated ore continuity within the J-M Reef, the Company's knowledge of geologic features affecting ore continuity and reconciliation of prior ore reserve estimates with actual mining results. The revised parameters limit ore reserve projections to 1,000 feet beyond sample points. The Company will continue its practice of selectively limiting ore reserve projections to distances less than 1,000 feet on the basis of its knowledge of geologic features.

         Based on these revised parameters, total ore reserves for the Company from both mines decreased from the originally reported 27.7 million ounces of palladium and platinum, as of December 31, 2001, to 25.0 million ounces, a 10% decrease. The Stillwater Mine ore reserves decreased from
16.1 million ounces of palladium and platinum as originally reported in the 2001 10-K and 2001 Annual Report to 13.5 million ounces and the East Boulder Mine ore reserves decreased from 11.6 million ounces of palladium and platinum to 11.5 million ounces. The Company has filed an amended Form 10-K for the year ended December 31, 2001 with the SEC on June 7, 2002, giving effect to the ore reserve change. The SEC has declared the Company's registration statement on Form S-3 effective as of June 7, 2002. Since the registration statement was declared effective subsequent to May 1, 2002, the company incurred $720,000 of contractual penalties associated with the $60 million private placement of equity completed on January 31, 2002, which was recorded as a reduction of the related proceeds.

         The accounting effect of the revised ore reserve estimate was accounted for as a change of estimate and was effected prospectively commencing with the second quarter of 2002.

Results of Operations

Three months ended June 30, 2002 compared to three months ended June 30, 2001
-----------------------------------------------------------------------------

         PGM Production. During the second quarter of 2002, the company produced approximately 127,000 ounces of palladium and 38,000 ounces of platinum compared with production of approximately 93,000 ounces of palladium and 30,000 ounces of platinum in the second quarter of 2001. The increase was primarily due to a 9% increase in production at the Stillwater Mine, which produced 103,000 ounces of palladium and 31,000 ounces of platinum in the second quarter of 2002, and the East Boulder Mine, which commenced commercial production in the first quarter of 2002 and produced 24,000 ounces of palladium and 7,000 ounces of platinum in the second quarter of 2002. The increased production is primarily the result of a 71% increase in total tons milled of 362,000 tons compared to 212,000 tons in the second quarter of 2001, partially offset by a 22% decrease in the combined mill head grade. The increase in tonnage and decrease in grade is primarily due to the start-up of the East Boulder Mine in 2002, which is currently producing ore containing a lower overall grade than the Stillwater Mine.

         Revenues. Revenues were $75.0 million for the second quarter of 2002 compared with $75.3 million for the second quarter of 2001. The decrease is primarily due to a 21% decrease in realized palladium and platinum prices, partially offset by a 25% increase in the number of ounces sold.

         Palladium and platinum sales increased by 33,000 ounces to 165,000 ounces compared with 132,000 ounces for the same period of 2001. Palladium and platinum ounces sold increased to approximately 127,000 ounces and 38,000 ounces, respectively, compared to 103,000 ounces and 29,000 ounces, respectively, for the second quarter of 2001.

         The company's combined average realized price per ounce of palladium and platinum sold in the second quarter of 2002 decreased 21% to $458, compared to $580 in the second quarter of 2001. The combined average market price decreased 38% to $398 per ounce in the second quarter of 2002, compared to $640 per ounce in the second quarter of 2001. The company's average realized price per ounce of palladium was $442 in the second quarter of 2002, compared to $591 in the second quarter of 2001, while the average market price of palladium was $355 per ounce in the second quarter of 2002 compared to $654 per ounce in the second quarter of 2001. The company's average realized price per ounce of platinum was $511 in the second quarter of 2002, compared to $541 in the second quarter of 2001, while the average market price of platinum was $543 per ounce in the second quarter of 2002 compared to $595 per ounce in the second quarter of 2001.

         Production Costs. The company's total cash costs per ounce produced for the quarter ended June 30, 2002 increased $11 or 4% to $270 per ounce from $259 per ounce in the quarter ended June 30, 2001. The increase in total cash costs per ounce is attributed to higher operating costs of $19 per ounce primarily related to the East Boulder Mine, which has not reached its full production capacity as of June 30, 2002. This is offset by lower royalties and taxes of $8 per ounce primarily due to lower palladium and platinum market prices as compared to the same period of 2001. The company's total production costs per ounce increased $27, or 9%, to $333 per ounce in the quarter ended June 30, 2002 due to the increase in cash costs and an increase in non-cash costs of $16 per ounce, primarily related to placing the East Boulder Mine into commercial production during 2002.

         Expenses. General and administrative expenses decreased from $5.0 million in the second quarter of 2001 to $3.2 million in the second quarter of 2002. The decrease is due to lower costs of $0.5 million as a result of reduced project management and recruiting activities associated with the company's previous expansion plan. The company also incurred legal expenses of $1.0 million arising from various corporate matters during the second quarter of 2001.

         During the second quarter of 2002, the company revised its estimate of accrued restructuring costs, which included the elimination of six management positions, and recorded a net addition to the restructuring accrual of $0.3 million.

           Interest expense increased $4.1 million as a result of the start-up of the East Boulder Mine, which resulted in discontinuing interest capitalization since that facility was placed into commercial operation in the first quarter of 2002.

         Income Taxes. The company has provided for income taxes of $2.2 million, or 16%, of pre-tax income for the quarter ended June 30, 2002 compared to $8.5 million, or 28.5% of pre-tax income, for the quarter ended June 30, 2001. The reduction in the effective tax rate is the result of a change in the treatment of mine development costs that will allow the company to claim additional statutory depletion for tax purposes.

         Net Income. The company reported net income of $11.1 million or $0.26 per diluted share for the second quarter of 2002 compared with net income of $21.3 million, or $0.54 per diluted share for the second quarter of 2001.

Six months ended June 30, 2002 compared to six months ended June 30, 2001
-------------------------------------------------------------------------

         PGM Production. During the first half of 2002, the company produced approximately 255,000 ounces of palladium and 76,000 ounces of platinum compared with production of approximately 189,000 ounces of palladium and 58,000 ounces of platinum in the first half of 2001. The increase was primarily due to a 12% increase in production at the Stillwater Mine, which produced 213,000 ounces of palladium and 64,000 ounces of platinum in the first half of 2002, and the East Boulder Mine, which commenced commercial production in the first quarter of 2002 and produced 42,000 ounces of palladium and 12,000 ounces of platinum in the first half of 2002. The increased production is primarily the result of a 62% increase in total tons milled of 697,000 tons compared to 430,000 tons in the first half of 2001, partially offset by a 17% decrease in the combined mill head grade. The increase in tonnage and decrease in grade is primarily due to the start-up of the East Boulder Mine in 2002, which is currently producing ore containing a lower overall grade than the Stillwater Mine.

         Revenues. Revenues were $151.0 million for the first half of 2002 compared with $165.2 million for the first half of 2001. The 9% decrease is primarily due to a 26% decrease in realized palladium and platinum prices, partially offset by a 22% increase in the number of ounces sold.

         Palladium and platinum sales increased by 60,000 ounces to 330,000 ounces compared with 270,000 ounces for the same period of 2001. Palladium and platinum ounces sold increased to approximately 251,000 ounces and 79,000 ounces, respectively, compared to 212,000 ounces and 58,000 ounces, respectively, for the first half of 2001.

         The company's combined average realized price per ounce of palladium and platinum sold in the first half of 2002 decreased 26% to $461, compared to $624 in the first half of 2001. The combined average market price decreased 46% to $404 per ounce in the first half of 2002, compared to $749 per ounce in the first half of 2001. The company's average realized price per ounce of palladium was $449 in the first half of 2002, compared to $648 in the first half of 2001, while the average market price of palladium was $371 per ounce in the first half of 2002 compared to $795 per ounce in the first half of 2001. The company's average realized price per ounce of platinum was $502 in the first half of 2002, compared to $535 in the first half of 2001, while the average market price of platinum was $513 per ounce in the first half of 2002 compared to $598 per ounce in the first half of 2001.

         Production Costs. The company's total cash costs per ounce produced for the six months ended June 30, 2002 increased $7 or 3% to $269 from $262 in the six months ended June 30, 2001. The increase in total cash costs per ounce is attributed to higher operating costs of $21 per ounce primarily related to the East Boulder Mine, which has not reached its full production capacity as of June 30, 2002. This is offset by lower royalties and taxes of $14 per ounce primarily due to lower palladium and platinum market prices as compared to the same period of 2001. The company's total production costs per ounce increased $21, or 7%, to $329 in the six months ended June 30, 2002 due to the increase in cash costs and an increase in non-cash costs of $14 per ounce, primarily related to placing the East Boulder Mine into commercial production during the first six months of 2002.

         Expenses. General and administrative expenses decreased from $10.5 million in the first six months of 2001 to $6.7 million in the first six months of 2002. The decrease is due to lower costs of $1.4 million as a result of reduced project management and recruiting activities associated with the company's previous expansion plan. The company also incurred $1.7 million of severance costs attributable to a management realignment and legal expenses of $1.0 million arising from various corporate matters during the first half of 2001.

         During the first half of 2002, the company revised its estimate of accrued restructuring costs as a result of negotiations of certain termination clauses of construction contracts cancelled and the elimination of six management positions. The company made adjustments to reduce the accrual by $5.9 million during the first six months of 2002.

         Interest expense increased $8.5 million as a result of the start-up of the East Boulder Mine, which resulted in discontinuing interest capitalization since that facility was placed into commercial operation in the first quarter of 2002.

         Income Taxes. The company has provided for income taxes of $7.3 million, or 20.9% of pre-tax income for the six months ended June 30, 2002 compared to $20.2 million, or 28.5% of pre-tax income, for the six months ended June 30, 2001. The reduction in the effective tax rate is the result of a change in the treatment of mine development costs that will allow the company to claim additional statutory depletion for tax purposes.

         Net Income. The company reported net income of $27.6 million or $0.65 per diluted share for the first six months of 2002 compared with net income of $50.7 million, or $1.29 per diluted share for the first six months of 2001.

Liquidity and Capital Resources

         The company's working capital at June 30, 2002 was $68.5 million compared to $22.3 million at December 31, 2001. The ratio of current assets to current liabilities was 2.4 at June 30, 2002, compared to 1.4 at December 31, 2001.

         Net cash provided by operations for the six months ended June 30, 2002, was $26.8 million compared with $56.5 million for the comparable period of 2001, a decrease of $29.7 million. The decrease was primarily a result of decreased net income of $23.1 million, a decrease in the restructuring accrual of $8.4 million and a decrease in other non-cash expenses of $3.8 million, offset by an increase in net operating assets and liabilities of $5.5 million.

         A total of $21.9 million of cash was used in investing activities in the first six months of 2002 compared to $103.0 million in the same period of 2001, a decrease of $81.1 million. The decrease is due to a reduction of capital expenditures in accordance with the company's optimization plan. The capital expenditures in the first six months of 2002 primarily relate to mine development activities.

         For the six months ended June 30, 2002, cash provided by financing activities was $21.9 million compared to $64.5 million for the comparable period of 2001. Cash provided by financing activities were primarily attributed to net proceeds from a $60 million common stock offering, offset by $33.1 million repayment on the company's credit facility.

         Cash and cash equivalents increased by $26.8 million for the first six months of 2002 compared to an increase of $18.1 million for the comparable period of 2001.

         The company intends to utilize cash on hand and expected cash flows from operations, along with available borrowings under the existing $50 million Revolving Credit Facility to fund its operating and capital needs. At June 30, 2002, $25 million was available to the company and an additional $25 million could be available in the future if certain operating and financial parameters are met. At June 30, 2002, there were no outstanding borrowings under the Revolving Credit Facility. See Note 5 to the financial statements for a description of the company's Credit Facility. In addition, the company may, from time to time, also seek to raise additional capital from the public or private securities markets or from other sources for general corporate purposes and for investments beyond the scope of the current phase of the current operating plans.

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

         Since our sole source of revenue is the sale of platinum group metals (PGM's), changes in the market price of PGM's significantly impacts profitability. Many factors beyond our control influence the market prices of these metals. These factors include global supply and demand, speculative activities, international political and economic conditions and production levels and costs in other PGM producing countries, particularly Russia and South Africa.

         The market prices of PGM's have fallen significantly over the past year and may continue to fall. The price for palladium, which had reached record high price levels of $1,090 per ounce in January 2001 fell sharply to approximately $320 per ounce during the third quarter of 2001 and at July 22, 2002 was approximately $322 per ounce. The price for platinum also fell from $640 per ounce early in 2001 to approximately $525 per ounce at July 22, 2002. The economic contraction experienced in the United States and worldwide may lead to further reductions in market prices of PGM's, particularly if demand for PGM's falls in connection with reduced automobile and electronics production. Any such economic downturn or continued drop in prices could adversely impact our results of operations and could impair our ability to achieve our production plans.

         Economic and political events in Russia could also result in declining market prices. If Russia disposes of substantial amounts of PGM's from stockpiles or otherwise, the increased supply could reduce the market prices of palladium and platinum. Financial, economic, or political instability in Russia and economic problems could make Russian shipments difficult to predict and the risk of sales from stockpiles more significant. Volatility was evident during 1997 through 2001 when apparent tightness in the market for PGM's led to high prices for current delivery contracts and "backwardation", a condition in which delivery prices for metals in the near-term are higher than delivery prices for metals to be delivered in the future.

         Any drop in PGM prices adversely impacts our revenues, profits and cash flows. In addition, sustained low prices could reduce revenues further by production cutbacks due to cessation of the mining of deposits or portions of deposits that have become uneconomic at the then prevailing PGM price and reduce funds available for development. See "Business and Properties - Competition: Palladium and Platinum Market" in the company's annual report on Form 10-K/A for the year ended December 31, 2001 for further explanation of these factors.

Effect of Hedging--Hedging could limit the realization of higher metal prices.

         We enter into hedging contracts from time to time in an effort to reduce the negative effect of price changes on our cash flow. These hedging activities typically consist of contracts that require us to deliver specific quantities of metal, or to financially settle the obligation in the future at specific prices, the sale of call options and the purchase of put options. At July 22, 2002, the market prices for palladium and platinum were $322 and $525 per ounce, respectively. See Note 9 to the financial statements attached hereto for a discussion of our outstanding hedge positions. While hedging transactions are intended to reduce the negative effects of price decreases, they can also prevent us from benefiting from price increases. When PGM prices are above the price for which future production has been sold, we would have an opportunity loss. We have entered into long-term sales contracts that provide a floor price for sales of a portion of our production. See Note 8 to the financial statements attached hereto for a description of these contracts.

Operating Plan Risks - Achievement of our production goals is subject to significant uncertainties.

         Our achievement of our production goals depends upon our ability to sustain production at the Stillwater Mine and our related facilities and its ability to achieve initial production targets at the East Boulder Mine. Each of these tasks will require us to develop mine facilities to commence and maintain production within budgeted levels. We have previously and may need to further revise our plans and cost estimates for the Stillwater Mine and East Boulder Mine as the mining progresses. See "Business and Properties - Current Operations" in the company's annual report on Form 10-K/A for the year ended December 31, 2001 for further discussion of our operating plans. Among the major risks to a successful operating plan are potential cost overruns during development of new mine operations and construction of new facilities, the inability to retain sufficient numbers of skilled underground miners, and the ability to achieve mill throughput and ore grade objectives.

         Based on the complexity and uncertainty involved in operating underground mines, it is extremely difficult to provide accurate production and cost estimates. We cannot be certain that either the Stillwater or East Boulder Mines operations will achieve the anticipated production capacity or that the expected operating cost levels will be achieved or that funding will be available from internal and external sources in necessary amounts or on acceptable terms. Failure to achieve our anticipated production capacity would reduce production levels, which would impact our revenues, profits and cash flows which could adversely impact future mine operations and project viability. The reduction of production levels would also impact certain covenants under our credit facility relating to the accomplishment of specified production levels. As underground operations expand at depth and horizontally, it is likely that operating costs will increase unless employee productivity is increased. In addition, as additional underground infrastructure is constructed, amortization will increase unless additional ore reserves are identified. Such increase in costs could adversely effect the company's profitability.

         In the course of seeking to increase production, we have historically experienced difficulties resulting from development shortfalls and production constraints including underground materials handling constraints, equipment unavailability, operational inconsistencies and service interruptions. New mining operations often experience unexpected problems, which can result in substantial delays in reaching production targets. During 2001, we revised our operating plans at the Stillwater Mine and East Boulder Mine. See "Business and Properties - Current Operations - Optimization Plan for Stillwater and East Boulder Mines" in the company's annual report on Form 10-K/A for the year ended December 31, 2001. The operating plan further contemplates a significant effort to reduce expenses.

         The East Boulder Mine commenced commercial operations in the first quarter of 2002 and has no previous operating history. As a result, estimates of future cash operating costs at East Boulder are based largely on our operating experience at the Stillwater Mine portion of the J-M Reef. Actual production, cash operating costs and economic returns may differ significantly from those currently estimated or those established in future studies and estimates. New mining operations often experience unexpected problems during development, which can result in substantial delays in reaching production targets.

Compliance with Bank Credit Agreement - The restrictions imposed by our debt agreements could negatively affect our ability to engage in certain activities.

         Our agreement with the syndicate of financial institutions provides a credit facility that is being used to finance our revised operating plan and contains covenants relating to the accomplishment of specific production objectives, capital cost and financial targets. If we are unable to comply with the debt covenants, we would seek to amend the existing contract or to seek alternative financing. If we violate any of the covenants contained in our agreement, such default could cause immediate acceleration of the loan and could increase the interest rate on any borrowings thereunder. During 2001, we were required to amend certain credit agreement covenants to align the credit agreement with our revised operating plan. These covenants were amended effective December 2001. See
Note 5 to the financial statements attached hereto for a discussion of the company's credit facility. The Credit Agreement dated February 23, 2001 between Stillwater Mining Company and TD Securities (USA), Ltd. has been filed as Exhibit 10.19 to the company's 2000 Form 10-K.

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

         High PGM prices may lead users of PGM's to substitute other materials for palladium and platinum. The automobile, electronics and dental industries are the three largest sources of palladium demand. In response to supply questions and high market prices for palladium, some automobile manufacturers may seek alternatives to palladium and may reduce their PGM purchases. There has been some substitution of other metals for palladium in the automobile, electronics and dental applications. Substitution in all of these industries may increase significantly if the PGM market prices rise or if supply becomes unreliable. Significant substitution for any reason could result in a material PGM price decrease, which would negatively impact our revenues.

Limited Availability of Additional Mining Personnel and Uncertainty of Labor Relations - Our operations depend significantly upon the availability of qualified miners, and if we are not able to attract and retain these miners, our production targets may not be met.

         Our operations depend significantly on the availability of qualified miners. Historically, we have experienced high turnover with respect to our miners. In addition, we must compete for individuals skilled in the operation and development of mining properties. The number of such persons is limited, and significant competition exists to obtain their skills. We cannot be certain that we will be able to maintain an adequate supply of miners and other personnel or that our labor expenses will not increase as a result of a shortage in supply of such workers. We currently employ 421 miners and under the current operating plan expect to slightly increase the number of miners within the next five years. Failure to maintain an adequate supply of miners could limit our ability to meet our contractual requirements. We currently have approximately 1,593 employees, about 985 located at the Stillwater Mine and at the Columbus facilities of whom are covered by a collective bargaining agreement with Paper, Allied Industrial, Chemical and Energy Workers International Union (PACE) Local 8-001, expiring June 30, 2004. On July 1, 2002, approximately 224 hourly employees at the East Boulder Mine became covered by a collective bargaining agreement with PACE Local 8-001, expiring June 30, 2005.

Availability of Surety Bonds - If the company is unable to obtain surety bonds to collateralize our reclamation liabilities, our operating permits may be impacted.

         We are required to post surety bonds to guarantee performance of reclamation activities at the Stillwater and East Boulder Mines. As a result of the terrorist activities on September 11, 2001, the total bonding capacity of the U.S. insurance industry has been severely reduced. In addition, the State of Montana has been requiring higher bonding levels at mining operations throughout the state. For example, the required bonded amount at the East Boulder Mine was increased from $4.0 million to $11.2 million during 2002. The Stillwater Mine currently posts a bond of $9.2 million, which may require a substantial increase. In the event that increased bonding requirements are imposed and we are unable to obtain the required bonds, or provide either cash collateral or letter of credit performance guarantees, the ability to operate under existing operating permits could be adversely affected.

Availability of Cash - If we are unable to meet production targets under the revised operating plan and/or control expenses, the company may not have the necessary cash available.

         The amount of cash available to us would be adversely affected if we are unable meet the production targets under the revised operating plan and/or control expenses. A drop in metal prices in the market would also negatively impact the amount of cash available to us. While we raised $60 million in a private offering of our common stock in January 2002, a portion of the proceeds from that offering must be used to address existing obligations, such as increased surety bond requirements and letter of credit requirements. In view of these uncertainties, we expect to continually monitor our liquidity position and seek appropriate financial and strategic transactions if required or as available at the time.

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

         Our business is subject to extensive federal, state and local environmental controls and regulations, including the regulation of discharge of materials into the environment, disturbance of lands, threatened or endangered species and other environmental matters. These laws are continually changing and, as a general matter, are becoming more restrictive. Generally, compliance with these regulations requires us to obtain permits issued by federal, state and local regulatory agencies. Certain permits require periodic renewal or review of their conditions. We cannot predict whether we will be able to renew such permits or whether material changes in permit conditions will be imposed. Nonrenewal of permits or the imposition of additional conditions could prohibit our ability to conduct its operations. See "Business and Properties - Current Operations - Regulatory and Environmental Matters" in the company's annual report on Form 10-K/A for the year ended December 31, 2001.

         Compliance with existing and future environmental laws and regulations may require additional control measures and expenditures, which we cannot predict. Environmental compliance requirements for new mines may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. Expansion may require new environmental permitting at the Stillwater Mine, at the East Boulder Mine, and the company's processing facilities. Private parties may pursue legal challenges of our permits. See "Business and Properties - Current Operations - Regulatory and Environmental Matters" in the company's annual report on Form 10-K/A for the year ended December 31, 2001.

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

         A significant portion of our revenues are currently derived from our mining operations at the Stillwater Mine. An interruption in operations at the Stillwater Mine or at any of our processing facilities would have a negative impact on our ability to generate revenues and profits in the future. A smaller portion of our revenues are derived from our mining operations at the East Boulder Mine. Material factors that could cause an interruption in our operations at either mine include:

o        ground or slope failures,

o        cave-ins and other mining or ground-related problems,

o        industrial accidents,

o        mechanical equipment and facility performance problems and

o        the availability of materials and equipment.

Uncertainty of Title to Properties - The validity of unpatented mining claims is subject to title risk.

         Although all of the company's proven ore reserves are situated on patented claims, we maintain approximately 825 unpatented mining and mill site claims. These unpatented claims cover geologic projections of the JM Reef and lands utilized for surface facilities supporting our mining operations. See "Business and Properties - Current Operations - Title and Royalties" in the company's annual report on Form 10-K/A for the year ended December 31, 2001. Unpatented mining claims may be located on Federal lands in the US open to mineral entry. Mill site claims may be located on non-mineral lands required for operations on valid mining claims. Unpatented claims are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and subject to contest by third parties or the federal government. The validity of an unpatented mining claim or mill site claim is dependent on strict compliance with a complex body of federal and state statutory and decisional law. Rights on unpatented mining claims are conditioned on valid discovery of valuable minerals or occupancy in the good faith pursuit of a discovery. Rights to mill site claims are conditioned on the occupancy and valid use of the claim for mining-related purposes. Often the public records are deficient and ineffective in addressing issues of validity and ownership of unpatented mining and mill site claims. While we have obtained various independent claim status reviews and title opinions regarding the statutory compliance of our unpatented mining and mill site claims, we cannot be certain that title to any of our unpatented claims may not be defective or subjected to challenge. See "Business and Properties - Current Operations - Title and Royalties" in the company's annual report on Form 10-K/A for the year ended December 31, 2001.

Difficulty of Estimating Ore Reserves Accurately - Ore Reserves are very difficult to estimate and ore reserve estimates may require adjustment in the future; changes in ore grades could materially impact our production.

         Ore reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from limited drilling, which may prove unreliable. Ore reserve estimates are expressions of judgment based on knowledge, experience and industry practice. We cannot be certain that our estimated ore reserves are accurate, and future production experience could differ materially from such estimates. Should we encounter mineralization or formations at any of our mines or projects different from those predicted by drilling, sampling and similar examinations, ore reserve estimates may have to be adjusted and mining plans may have to be altered in a way that might adversely affect our operations. Declines in the market prices of PGM's may render the mining of some or all of our ore reserves uneconomic. The grade of ore may vary significantly from time to time and between the Stillwater Mine and the East Boulder Mine, as well as with any operation. We cannot give any assurances that any particular level of metal may be recovered from the ore reserves. Moreover, short-term factors relating to the ore reserves, such as the need for additional development of the orebody or the processing of new or different grades, may impair our profitability in any particular accounting period.

Complexity of Processing Platinum Group Metals - The complexity of processing poses operational and environmental risks in addition to typical mining risks.

         Producers of PGM's are required to conduct processing procedures and construct and operate additional facilities beyond those for gold and silver producers. In addition to concentration facilities at the mine site, we operate our own smelting and refining facilities in Columbus, Montana to produce a filter cake that is shipped for final refining by a third party refiner. The operations of a smelter and refinery by us require environmental steps and operational expertise not required of most other precious metals producers. This additional complexity of operations poses additional operational and environmental risks, such as solution spills, the release of sulfur dioxide from the storage vessels and product spills in transportation.

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

         From time to time, the company utilizes financially settled forwards and cashless put and call option collars. Under financially settled forwards, at each settlement date, the company receives the difference between the forward price and the market price if the market price is below the forward price and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company's financially settled forwards are settled at maturity. Under cashless put and call option collars, at each settlement, the company receives the difference between the put price and the market price if the market price is below the put price and the company pays the difference between the call price and the market price of the market price is above the call price. See Note 9 to the financial statements attached hereto for additional information about the company's outstanding commodity instruments.

Interest Rate Risk

         During the first quarter of 2002, the company entered into two identical interest rate swap agreements with a combined notional amount totaling $100 million. The outstanding interest rate swap agreements were effective March 4, 2002 and mature on March 4, 2004. The agreements require the company to pay interest at a fixed rate of 3.67% and receive interest at a rate based on London Interbank Offered Rate (LIBOR), which is adjusted on a quarterly basis. The adjusted quarterly rate at June 30, 2002 was 1.9%. Therefore, the company is exposed to changes in interest rates on the portion of its Credit Facility in excess of $100 million, since the credit facility carries a variable interest rate based upon LIBOR. The company's Credit Facility provides for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term B) and a $50 million revolving Credit Facility. The final maturity of the Term A and revolving credit facility is December 30, 2005, while the Term B facility final maturity date is December 31, 2007. As of June 30, 2002, the company had $60.4 million and $130.5 million outstanding under the Term A and Term B loan facilities, respectively, bearing interest at 4.5% and 5.7% for the Term A and Term B loan facilities, respectively. No balance is outstanding under the revolving credit facility as of June 30, 2002.

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

         Shareholder Suits

                  During the second quarter of 2002, seven lawsuits were filed against Stillwater Mining Company and certain senior officers in United States District Court, Southern District of New York. These actions purport to be a class action filed on behalf of all persons who purchased or otherwise acquired common stock of the company between April 20, 2001 through and including April 1, 2002, and asserts claims against the company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by the company regarding its financial performance, and in particular, its accounting for probable ore reserves. The court has entered an order to consolidate the cases and has appointed lead counsel to represent the plaintiff.

                  On June 24, 2002, a shareholder derivative lawsuit was filed against Stillwater and its directors in state court in Delaware. It arises out of allegations similar to the class actions and seeks damages allegedly on behalf of Stillwater for breach of fiduciary duties by the directors.

                  The company intends to vigorously defend itself in both of these actions.


Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

                  On January 31, 2002, the company completed a $60 million private placement of its common stock involving approximately 4.3 million shares or approximately 10% of the outstanding shares after such issuance. The price per share represented an approximate 10% discount from the closing price of $15.61 on January 29, 2002. As of June 30, 2002, proceeds from the offering were approximately $54.0 million, net of actual offering costs of $6.0 million incurred. The proceeds were used to pay down the $25 million revolving credit facility and the remaining have been and will be used for general corporate purposes.


Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a)      The annual meeting of stockholders was held on May 9, 2002.

(b) The following individuals were elected to continue as Directors at the meeting: Richard E. Gilbert, Apolinar Guzman, Patrick M. James, Stephen V. Kearney, Malcolm W. MacNaught, Joseph P. Mazurek and Francis R. McAllister. Sheryl K. Pressler was elected to the Board of Directors.

(c)      Set forth below are the votes cast for the election of Directors:

                                               For (*)             Withheld

         Richard E. Gilbert                 34,647,965              341,849
         Apolinar Guzman                    34,634,950              354,864
         Patrick M. James                   34,647,965              341,849
         Stephen V. Kearney                 34,647,935              341,789
         Joseph P. Mazurek                  34,647,865              341,949
         Malcolm W. MacNaught               34,647,965              341,849
         Francis R. McAllister              34,647,965              341,849
         Sheryl K. Pressler                 34,647,935              341,879

      * Stockholders have cumulative voting rights in connection with the election of directors.

         Stockholders were asked to ratify the appointment of KPMG LLP as the company's independent accountants for the fiscal year ending December 31, 2002. Votes cast for were 34,060,655, against were 458,251 and abstaining were 50,563.

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


                                         STILLWATER MINING COMPANY
                                                 (Registrant)


Date:    July 29, 2002                   By: /s/ FRANCIS R. MCALLISTER
                                            -----------------------------------
                                            Francis R. McAllister
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


Date:    July 29, 2002
                                         By:  /s/ JAMES A. SABALA
                                             ----------------------------------
                                             James A. Sabala
                                             Vice President and Chief Financial
                                                Officer
                                             (Principal Financial Officer)