Form 10-Q
period 2002-09-30
STILLWATER MINING CO /DE/
filed 2002-10-28
CIK 931948

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended September 30, 2002.

                                     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from ______ to ______


                       Commission file number 0-25090
                                              -------


                         STILLWATER MINING COMPANY
                         -------------------------
           (Exact name of registrant as specified in its charter)


              Delaware                               81-0480654
    -------------------------------        ----------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


            536 East Pike Avenue
              Columbus, Montana                         59019
  ---------------------------------------     ------------------------------
  (Address of principal executive offices)             (Zip Code)


                               (406) 322-8700
-------------------------------------------------------------------------------
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

At October 21, 2002, 43,504,852 shares of common stock, $0.01 par value per share, were issued and outstanding.

                         STILLWATER MINING COMPANY

                                 FORM 10-Q

                      QUARTER ENDED SEPTEMBER 30, 2002

                                   INDEX

                                                                                                      PAGE
PART I - FINANCIAL INFORMATION

         Item 1.         Financial Statements...................................................        3

         Item 2.         Management's Discussion and Analysis of
                         Financial Condition and Results of Operations..........................       11

         Item 3.         Quantitative and Qualitative Disclosures About Market Risk.............       18


PART II - OTHER INFORMATION

         Item 1.         Legal Proceedings......................................................       19

         Item 2.         Changes in Securities and Use of Proceeds..............................       20

         Item 3.         Defaults Upon Senior Securities........................................       20

         Item 4.         Submission of Matters to a Vote of Security Holders....................       20

         Item 5.         Other Information......................................................       20

         Item 6.         Exhibits and Reports on Form 8-K.......................................       20

SIGNATURES               .......................................................................       21

CERTIFICATION            .......................................................................       22


                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Stillwater Mining Company
Consolidated Balance Sheet
(Unaudited)
(in thousands, except share and per share amounts)


                                                                                   September 30,               December 31,
                                                                                       2002                        2001
                                                                                   --------------              -------------
ASSETS
     Current assets
         Cash and cash equivalents                                                $   42,223                   $   14,911
         Inventories                                                                  46,498                       42,944
         Accounts receivable                                                          23,531                       21,773
         Deferred income taxes                                                         4,410                        1,417
         Other current assets                                                          7,017                        4,745
                                                                                  ----------                   ----------
              Total current assets                                                   123,679                       85,790

     Property, plant and equipment, net                                              785,672                      774,036
     Other noncurrent assets                                                           6,477                        8,395
                                                                                  ----------                   ----------

              Total assets                                                        $  915,828                   $  868,221
                                                                                  ==========                   ==========

LIABILITIES and SHAREHOLDERS' EQUITY
     Current liabilities
         Accounts payable                                                         $   13,889                   $   21,539
         Accrued payroll and benefits                                                  9,306                       10,630
         Property, production and franchise taxes payable                              9,859                        7,768
         Current portion of long-term debt and capital lease
              obligations                                                             18,247                        9,008
         Accrued restructuring costs                                                   2,066                       10,974
         Other current liabilities                                                     8,471                        3,588
                                                                                   ---------                   ----------
              Total current liabilities                                               61,838                       63,507

     Long-term debt and capital lease obligations                                    204,055                      246,803
     Deferred income taxes                                                            79,358                       71,887
     Other noncurrent liabilities                                                     10,584                       10,901
                                                                                   ---------                   ----------
              Total liabilities                                                      355,835                      393,098
                                                                                   ---------                   ----------

     Shareholders' equity
         Preferred stock, $0.01 par value, 1,000,000 shares
              authorized; none issued                                                      -                            -
         Common stock, $0.01 par value, 100,000,000 shares
              authorized; 43,453,551 and 38,771,377 shares
              issued and outstanding                                                     435                          388
         Paid-in capital                                                             350,867                      291,182
         Retained earnings                                                           210,104                      177,820
         Accumulated other comprehensive income (loss)                                  (359)                       5,733
         Unearned compensation - restricted stock awards                              (1,054)                           -
                                                                                  -----------                  ----------
              Total shareholders' equity                                             559,993                      475,123
                                                                                  -----------                  ----------
              Total liabilities and shareholders' equity                          $  915,828                   $  868,221
                                                                                  ==========                   ==========


                           See notes to consolidated financial statements.


Stillwater Mining Company
Consolidated Statement of Operations
(Unaudited)
(in thousands, except per share amounts)

                                                                     Three months ended                   Nine months ended
                                                                        September 30,                       September 30,
                                                                --------------------------------    -----------------------------
                                                                     2002              2001             2002              2001
                                                                ---------------    -------------    -------------    ------------

Revenues                                                        $    65,970        $    52,893      $  216,954       $   218,061

Costs and expenses
    Cost of metals sold                                              42,364             26,978         130,028           100,816
    Depreciation and amortization                                    10,078              5,950          29,654            17,171
                                                                -----------        -----------      ----------       -----------
       Total cost of sales                                           52,442             32,928         159,682           117,987

    General and administrative expenses                               3,853              5,450          10,578            15,905
    Restructuring costs, net                                              -                  -          (5,938)                -
    Legal settlement                                                      -              1,684               -             1,684
                                                                -----------        -----------      -----------      -----------
       Total costs and expenses                                      56,295             40,062         164,322           135,576
                                                                -----------        -----------      -----------      -----------

Operating income                                                      9,675             12,831          52,632            82,485

Other income (expense)
    Interest income                                                     263                473             744             1,719
    Interest expense, net of capitalized interest of
        $0, $4,485, $0 and $13,433                                   (4,050)                 -         (12,578)               -
                                                                ------------       -----------      -----------      -----------

Income before income taxes                                            5,888             13,304          40,798            84,204

Income tax provision                                                 (1,229)            (3,044)         (8,514)          (23,250)
                                                                ------------       ------------     -----------      ------------

Net income                                                      $     4,659        $    10,260      $   32,284       $    60,954
                                                                -----------        ------------     ----------       -----------

Other comprehensive income (loss), net of tax                        (2,215)             4,031          (6,092)           15,805
                                                                ------------       ------------     -----------      -----------

Comprehensive income                                            $     2,444        $    14,291      $   26,192       $    76,759
                                                                ============       ===========      ==========       ===========

Earnings per share
       Basic                                                          0.11                0.26           0.76               1.57
       Diluted                                                        0.11                0.26           0.75               1.55


Weighted average common shares outstanding
       Basic                                                         43,306             38,744          42,712            38,708
       Diluted                                                       43,365             39,173          42,851            39,294



                           See notes to consolidated financial statements.


Stillwater Mining Company
Consolidated Statement of Cash Flows
(Unaudited)
(in thousands)

                                                                    Three Months ended                   Nine Months ended
                                                                      September 30,                        September 30,
                                                             ---------------------------------    -------------------------------
                                                                  2002              2001              2002              2001
                                                             --------------     --------------    -----------       -------------

Cash flows from operating activities
Net income                                                   $     4,659        $    10,260       $    32,284       $    60,954

Adjustments to reconcile net income to net cash
Provided by operating activities:
     Depreciation and amortization                                10,078              5,950            29,654            17,171
     Deferred income taxes                                           529              5,212             4,478            21,918
     Restructuring costs, net                                          -                  -            (5,938)                -
     Cash paid on accrued restructuring costs                       (469)                 -            (2,970)                -
     Stock issued to employee benefit plans                          998                  -             2,548                 -
     Amortization of debt issuance costs                             256                225               759               507
     Amortization of restricted stock compensation                   116                  -               543                 -

Changes in operating assets and liabilities:
     Inventories                                                    (317)            (8,507)           (3,554)            3,545
     Accounts receivable                                           3,840             12,783            (1,758)          (20,003)
     Accounts payable                                              2,572              7,091            (7,650)            4,830
     Other                                                        (3,010)             2,770            (2,332)            3,412
                                                             -----------        -----------        ----------        ----------

Net cash provided by operating activities                         19,252             35,784            46,064            92,334
                                                             -----------        -----------        -----------       ----------

Cash flows from investing activities

     Capital expenditures                                        (16,409)           (53,328)          (39,607)         (156,306)
     Proceeds from sale/leaseback transactions                         -                  -             1,282                 -
                                                             -----------        -----------        -----------       ----------
Net cash used in investing activities                            (16,409)           (53,328)          (38,325)         (156,306)
                                                             -----------        -----------        -----------       ----------

Cash flows before financing activities                             2,843            (17,544)            7,739           (63,972)
                                                             -----------        ------------      -------------      -----------

Cash flows from financing activities

     Payments on long-term debt and capital lease
         obligations                                              (2,345)            (1,085)          (36,474)         (127,240)
     Issuance of common stock, net of issue costs                     16                251            56,047             1,617
     Payments for debt issuance costs                                  -                  -                 -            (3,946)
     Net metals repurchase agreement transactions                      -                  -                 -            (9,386)
     Issuance of long-term debt                                        -                  -                 -           202,611
                                                             -----------        ------------      -------------      -----------
Net cash provided (used) by financing activities                  (2,329)              (834)           19,573            63,656
                                                             -----------        ------------      -------------      -----------
Cash and cash equivalents

     Net increase (decrease)                                         514            (18,378)           27,312              (316)
     Balance at beginning of period                               41,709             36,281            14,911            18,219
                                                             -----------        ------------      -------------     ------------
Balance at end of period                                     $    42,223        $    17,903       $    42,223       $    17,903
                                                             ===========        ============      =============     ============

                           See notes to consolidated financial statements.

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - General

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company's financial position as of September 30, 2002 and the results of its operations and its cash flows for the three- and nine-month periods ended September 30, 2002 and 2001. Certain prior period amounts have been reclassified to conform with the current year presentation. The results of operations for the three- and nine-month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's 2001 Annual Report on Form 10-K/A.

Note 2 - Recent Accounting Pronouncements

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

         SFAS No. 143 will be adopted January 1, 2003, when the company will record the estimated present value of the estimated costs of its reclamation obligations and increase the carrying value of property, plant and equipment. The company is in the process of evaluating the effect of the adoption of this statement and expects to complete this evaluation in January 2003 as updated financial, production and ore reserve data become available.

         Effective January 1, 2002, the company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. The adoption of SFAS No. 144 did not have an impact on the company's consolidated financial position or results of operations as of and for the three- and nine-month periods ended September 30, 2002.

Note 3 - Comprehensive Income

         Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the company, such items consist of unrealized gains and losses on derivative financial instruments.

         The following summary sets forth the changes of other comprehensive income (loss) accumulated in shareholders' equity:


(in thousands)                                             Commodity         Interest           Total Derivative
                                                          Instruments       Rate Swaps       Financial Instruments
                                                        --------------------------------------------------------------
Balance at December 31, 2001                            $     9,458       $          -            $     9,458
     Reclassification to earnings                            (7,018)             1,040                 (5,978)
     Change in value                                           (300)            (3,772)                (4,072)
                                                        --------------------------------------------------------------
                                                              2,140             (2,732)                  (592)
     Tax effect                                                (843)             1,076                    233
                                                        --------------------------------------------------------------
Balance at September 30, 2002                           $     1,297       $     (1,656)           $      (359)
                                                        ==============================================================


         Commodity instruments outstanding at September 30, 2002 relate to financially settled forwards. All financially settled forward commodity instruments at September 30, 2002, have been settled and cash has been received. Pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the gains related to commodity instruments are being deferred in accumulated other comprehensive income until the original contract settlement dates. The company expects to reclassify to earnings the entire $2.1 million ($1.3 million net of tax) of unrealized gains existing at September 30, 2002 during the next three months.

         The unrealized losses of $2.7 million ($1.7 million net of tax) existing at September 30, 2002 on the interest rate swaps are being deferred and are expected to be recognized as an addition to interest expense over the next eighteen months.

Note 4 - Inventories

         Inventories consisted of the following:


(in thousands)                                  September 30,                     December 31,
                                                    2002                             2001
                                            -----------------------          ------------------------
Metals inventory
     Raw ore                                 $           722                 $          1,571
     Concentrate and in-process                       16,427                           14,944
     Finished goods                                   18,145                           17,171
                                            -----------------------          ------------------------
                                                      35,294                           33,686
Materials and supplies                                11,204                            9,258
                                            -----------------------          ------------------------
                                            $         46,498                 $         42,944
                                            =======================          ========================


Note 5 - Long-Term Debt

Credit Facility

         In February 2001, the company obtained a $250 million credit facility (the "Credit Facility") from a syndicate of financial institutions. The Credit Facility provides for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term
B) and a $50 million revolving credit facility. Amortization of the term loan facilities commenced on March 31, 2002. The final maturity of the Term A and the revolving credit facility is December 30, 2005 while the Term B facility final maturity date is December 31, 2007. As of September 30, 2002, the company had $58.7 million and $130.1 million outstanding under the Term A and Term B loan facilities, respectively, bearing interest at 4.6% and 5.6% for the Term A and Term B facilities, respectively. During the third quarter of 2002, the company entered into a letter of credit in the amount of $7.5 million, which is outstanding under the revolving credit facility as of September 30, 2002, bearing a financing fee of 2.9% on the unadvanced amount. The remaining unused balance under the revolving credit facility requires an annual commitment fee of 0.5% of the unadvanced amount.

         During the third quarter of 2002, the company determined that it might not achieve a minimum production requirement in its Credit Facility. As a result, the company obtained an amendment from its lenders on September 27, 2002, which reduced the trailing four quarters production covenant from 620,000 ounces to 610,000 ounces of palladium and platinum. On October 25, 2002, the company obtained an additional amendment that modifies certain production and financial covenants for the remaining term of the agreement. In exchange for the covenant modification, the company agreed to an amendment fee of 50 basis points, or approximately $1.2 million, and a 50 basis point increase in the interest rate payable on the loans. As a result of the amendments, the company believes it is in compliance with all production and financial covenants of the credit agreement.

Note 6 - Capital Stock Transactions

Restricted Stock

         During the first quarter of 2002, the company granted 135,119 shares of restricted stock to certain of its officers and employees. At September 30, 2002, 45,250 shares had vested and the remaining shares will vest on January 2, 2005, provided that the recipients are still employed by the company on such vesting date. Vesting may accelerate upon the attainment of certain performance criteria measured on specified dates. The market value of restricted stock awarded totaled approximately $2.6 million on the grant date and was recorded as a separate component of shareholders' equity. Approximately 1,000 and 7,000 shares of restricted stock were forfeited or cancelled during the first three and nine months ending September 30, 2002, respectively. The company is amortizing unearned compensation over the vesting periods. During the three- and nine-month periods ended September 30, 2002, approximately $118,000 and $543,000, respectively, related to the restricted stock was recognized as compensation expense.

Stock Offering

         On January 31, 2002, the company completed a $60 million private placement of its common stock involving approximately 4.3 million shares or approximately 10% of the outstanding shares after such issuance. The price per share was $14.00 representing an approximate 10% discount from the closing price of $15.61 on January 29, 2002. Proceeds from the offering were approximately $54.0 million, net of actual offering costs incurred of $6.0 million. The proceeds were used to pay down the $25 million revolving credit facility and the remaining proceeds used for general corporate purposes.

Note 7 - Earnings per Share

         The effect of outstanding stock options on diluted weighted average shares outstanding was 54,616 and 428,644 shares for the three-month periods ending September 30, 2002 and 2001, respectively. Outstanding options to purchase 2,474,802 and 1,192,220 shares of common stock were excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2002 and 2001, respectively, because the effect would have been antidilutive using the treasury stock method.

         The effect of outstanding stock options on diluted weighted average shares outstanding was 99,504 and 585,937 shares for the nine-month periods ending September 30, 2002 and 2001, respectively. Outstanding options to purchase 2,274,667 and 640,041 shares of common stock were excluded from the computation of diluted earnings per share for the nine-month periods ended September 30, 2002 and 2001, respectively, because the effect would have been antidilutive using the treasury stock method.

         The effect of outstanding restricted stock on diluted weighted average shares outstanding was 3,711 and 39,656 shares for the three- and nine-month periods ending September 30, 2002, respectively. 82,351 shares of unvested restricted stock were excluded from the computation of diluted earnings per share for the three- and nine-month periods ending September 30, 2002 because the effect would have been antidilutive using the treasury stock method.

Note 8 - Long-Term Sales Contracts

         The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts provide for floor and ceiling price structures as summarized below:


                               PALLADIUM                                                 PLATINUM
           --------------------------------------------------     -------------------------------------------------------
              % of        Avg.         % of          Avg.             % of       Avg. Floor       % of          Avg.
  Year     Production    Floor       Production    Ceiling         Production      Price       Production     Ceiling
                         Price                      Price                                                       Price
-------    --------------------------------------------------     -------------------------------------------------------
  2002           95%       $370          28%        $400              100%          $402          45%           $558
  2003           95%       $357          28%        $400              100%          $403          30%           $562
  2004          100%       $371          39%        $644              80%           $425          16%           $856
  2005          100%       $355          31%        $702              80%           $425          16%           $856
  2006          100%       $339          16%        $981              80%           $425          16%           $856
  2007           80%       $400          20%        $975              70%           $425          14%           $850
  2008           80%       $385          20%        $975              70%           $425          14%           $850
  2009           80%       $380          20%        $975              70%           $425          14%           $850
  2010           80%       $375          20%        $975              70%           $425          14%           $850

Note 9 - Financial Instruments

         The company utilizes the following types of derivative financial instruments: fixed forwards, cashless put and call option collars, financially settled forwards and interest rate swaps. For derivative instruments, the company designates derivatives as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). Changes in fair value of derivatives that are highly effective as hedges and that are designated and qualified as a cash-flow hedge are reported in other comprehensive income until the related specific firm commitments or forecasted transactions occur. Hedging gains or (losses) on commodity instruments were recognized as an adjustment to revenue and consisted of the following:


                                        Three months ended                        Nine months ended
(in thousands)                             September 30,                             September 30,
                                      2002                2001                  2002                 2001
                               -----------------    ----------------    -------------------    ---------------
Cashless put and call
    option collars             $        (15)        $          -        $            (15)      $     (2,457)
Financially settled
    forwards                          2,243                3,926                   7,033              2,839
                               -----------------    ----------------    -------------------    ---------------
                               $      2,228         $      3,926        $          7,018       $        382
                               =================    ================    ===================    ===============


         The company had no fixed forward contracts outstanding during the three- and nine-month periods ending September 30, 2002 and 2001. At September 30, 2002, all financially settled forward commodity instruments have been settled and cash has been received. The gains related to these commodity instruments are being deferred in accumulated other comprehensive income until the original contract settlement dates. The company had no fixed forward contracts or put and call option collars outstanding at September 30, 2002.

         During the first quarter of 2002, the company entered into two identical interest rate swap agreements with a combined notional amount totaling $100 million. The interest rate swap agreements were effective March 4, 2002 and mature on March 4, 2004. The agreements require the company to pay interest at a fixed rate of 3.67% and receive interest at a rate based on London Interbank Offered Rate (LIBOR), which is adjusted on a quarterly basis. The adjusted quarterly rate at September 30, 2002 was 1.81%. The interest rate swap agreements qualify as a cash flow hedge and are considered to be highly effective since the change in the value of the interest rate swap will offset changes in the future cash flows related to interest payments on the company's debt.

Note 10 - Restructuring Costs

         In the fourth quarter of 2001, the company began implementing a revised operating plan, which included a reduction of the company's previously planned capital expenditures and production levels. In accordance with the plan, the company terminated certain contracts related to ongoing mine development and accrued a pre-tax charge of approximately $11 million for early contract termination costs. The accrual was based on the termination provisions of the related contracts. During the first nine months of 2002, the company reduced its accrued restructuring costs resulting in a gain of $7.0 million primarily as a result of negotiations of certain termination clauses of the construction contracts. Any adjustments to the original estimate of the accrual have been included in the company's results of operations.

         In accordance with the revised operating plan, during the second quarter of 2002, the company made an addition to its restructuring accrual to include the decision to eliminate six management positions and recorded an addition to the restructuring accrual of $1.1 million.

         The following summary sets forth the changes of the restructuring accrual during the first nine months of 2002:


                                                                                        Total
                                         Contract              Employee             Restructuring
(in thousands)                         Terminations          Terminations              Accrual
                                   --------------------- --------------------- ----------------------
Balance at December 31, 2001       $         10,974      $             -       $         10,974

     Additional accrual                           -                 1,089                 1,089
     Cash paid                               (2,266)                 (704)               (2,970)
     Accrual adjustments                     (7,027)                    -                (7,027)
                                   --------------------- --------------------- ----------------------
Balance at September 30, 2002      $          1,681      $            385      $          2,066
                                   ===================== ===================== ======================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Stillwater Mining Company
Key Factors
(Unaudited)


                                                              Three months ended                   Nine months ended
                                                                September 30,                        September 30,
                                                       --------------------------------------------------------------------
                                                               2002                2001             2002              2001
                                                       -------------     ---------------    -------------     -------------
OPERATING DATA (1)

Consolidated:

Ounces produced (000)
     Palladium                                                  108                 103              363               292
     Platinum                                                    31                  29              107                87
                                                       -------------     ---------------    -------------     -------------
         Total                                                  139                 132              470               379

Tons mined (000)                                                296                 201              968               581

Tons milled (000)                                               303                 242              976               629
Mill head grade (ounce per ton)                                0.51                0.59             0.54              0.65

Sub-grade tons milled (000)                                      32                  30               56                73
Sub-grade mill head grade (ounce per ton)                      0.11                0.21             0.15              0.21

Total tons milled (000)                                         335                 272            1,032               702
Combined mill head grade (ounce per ton)                       0.47                0.55             0.51              0.60
Total mill recovery (%)                                          89                  91               89                90


Stillwater Mine:

Ounces produced (000)
     Palladium                                                   80                  96              293               285
     Platinum                                                    24                  27               87                85
                                                       -------------     ---------------    -------------     -------------
         Total                                                  104                 123              380               370

Tons mined (000)                                                198                 201              694               581

Tons milled (000)                                               197                 201              693               588
Mill head grade (ounce per ton)                                0.58                0.65             0.60              0.68

Sub-grade tons milled (000)                                      30                  30               51                73
Sub-grade mill head grade (ounce per ton)                      0.10                0.21             0.15              0.21

Total tons milled (000)                                         227                 231              744               661
Combined mill head grade (ounce per ton)                       0.51                0.59             0.57              0.62
Total mill recovery (%)                                          90                  91               90                90


East Boulder Mine: (1)
------------------

Ounces produced (000)
     Palladium                                                   27                   7               70                 7
     Platinum                                                     8                   2               20                 2
                                                       -------------     ---------------    -------------     -------------
         Total                                                   35                   9               90                 9

Tons mined (000)                                                 98                   -              274                 -

Tons milled (000)                                               106                  41              283                41
Mill head grade (ounce per ton)                                0.39                0.28             0.37              0.28

Sub-grade tons milled (000)                                       2                   -                5                 -
Sub-grade mill head grade (ounce per ton)                      0.32                   -             0.20                 -

Total tons milled (000)                                         108                  41              288                41
Combined mill head grade (ounce per ton)                       0.38                0.28             0.36              0.28
Total mill recovery (%)                                          86                  83               87                83


SALES AND PRICE DATA

Ounces sold (000)
     Palladium                                                  117                80                368               292
     Platinum                                                    31                26                110                84
                                                       -------------     ---------------    -------------     -------------
         Total                                                  148               106                478               376

Average realized price per ounce(2)
     Palladium                                          $       431       $       513        $       443       $       610
     Platinum                                                   517               474                506               516
     Combined                                                   449               504                457               589

Average market price per ounce(2)
     Palladium                                          $       325       $       475        $       355       $       687
     Platinum                                                   542               481                523               559
     Combined                                                   376               477                394               657


(1)      The development ounces recovered and tons milled at the East
         Boulder Mine in 2001 were generated from construction and development activities. Proceeds of $2.4 million generated from the ounces during 2001 were credited to capitalized mine development in 2001.
(2) Stillwater Mining reports a combined average realized and market price of palladium and platinum at the same ratio as ounces are produced from the refinery. The company's average realized price represents revenues which include the impact of contract floor and ceiling prices and hedging gains and losses realized on commodity instruments and exclude contract discounts, divided by ounces sold. The average market price represents the average London PM
         Fix for the actual months of the period.


Stillwater Mining Company
Key Factors (continued)
(Unaudited)

                                                              Three months ended                Nine months ended
                                                                 September 30,                    September 30,
                                                          ----------------------------     ----------------------------
                                                             2002            2001             2002            2001
                                                          ------------    ------------     ------------    ------------
COST DATA

 Consolidated:

     PER TON MILLED(3)

     Cash operating costs                                 $     112       $     128        $     113       $     126
     Royalties and taxes                                         14              13               14              21
                                                          ------------    ------------     ------------    ------------
     Total cash costs                                     $     126       $     141        $     127       $     147
     Depreciation and amortization                               31              26               29              26
                                                          ------------    ------------     ------------    ------------
     Total production costs                               $     157       $     167        $     156       $     173
                                                          ============    ============     ============    ============


     PER OUNCE PRODUCED(3)

     Cash operating costs                                 $     270       $     239        $     248       $     225
     Royalties and taxes                                         34              25               31              38
                                                          ------------    ------------     ------------    ------------
     Total cash costs                                     $     304       $     264        $     279       $     263
     Depreciation and amortization                               73              49               64              47
                                                          ------------    ------------    ------------    ------------
     Total production costs                               $     377       $     313        $     343       $     310
                                                          ============    ============     ============    ============


 Stillwater Mine:

     PER TON MILLED(3)

     Cash operating costs                                 $     111       $     128        $     115       $     126
     Royalties and taxes                                         15              13               14              21
                                                          ------------    ------------     ------------    ------------
     Total cash costs                                     $     126       $     141        $     129       $     147
     Depreciation and amortization                               30              26               28              26
                                                          ------------    ------------     ------------    ------------
     Total production costs                               $     156       $     167        $     157       $     173
                                                          ============    ============     ============    ============

     PER OUNCE PRODUCED(3)

     Cash operating costs                                 $     243       $     239        $     225       $     225
     Royalties and taxes                                         32              25               28              38
                                                          ------------    ------------     ------------    ------------
     Total cash costs                                     $     275       $     264        $     253       $     263
     Depreciation and amortization                               66              49               55              47
                                                          ------------    ------------     ------------    ------------
     Total production costs                               $     341       $     313        $     308       $     310
                                                          ============    ============     ============    ============

 East Boulder Mine:

     PER TON MILLED(3)

     Cash operating costs                                 $     114       $      -         $     108       $      -
     Royalties and taxes                                         14              -                13              -
                                                          ------------    ------------     ------------    ------------
     Total cash costs                                     $     128       $      -         $     121       $      -
     Depreciation and amortization                               30              -                31              -
                                                          ------------    ------------     ------------    ------------
     Total production costs                               $     158       $      -         $     152       $      -
                                                          ============    ============     ============    ============


     PER OUNCE PRODUCED(3)

     Cash operating costs                                 $     348       $      -         $     348       $      -
     Royalties and taxes                                         42              -                41              -
                                                          ------------    ------------     ------------    ------------
     Total cash costs                                     $     390       $      -         $     389       $      -
     Depreciation and amortization                               94              -               102              -
                                                          ------------    ------------     ------------    ------------
     Total production costs                               $     484       $      -         $     491       $      -
                                                          ============    ============     ============    ============

        (3) Income taxes, corporate general and administrative expense and interest income and expense are not included in total cash costs or total production costs.


Recent Developments

         During the third quarter of 2002 the company revised its production target for 2002 to approximately 640,000 ounces of palladium and platinum, a decrease of 40,000 ounces from the previous target of 680,000 ounces. The decrease in the production target is the result of industrial relations issues experienced during the third quarter and the delay of certain infrastructure projects at the Stillwater Mine. Late in the third quarter, the mine began to return to a more normal state and the company has initiated work to address the infrastructure projects delayed earlier this year. As a result of the revised production target, the company obtained an amendment from its lenders on September 27, 2002, which reduced the trailing four quarters production covenant from 620,000 ounces to 610,000 ounces of palladium and platinum. On October 25, 2002, the Company obtained an additional amendment that modifies certain production and financial covenants for the remaining term of the agreement. In exchange for the covenant modification, the company agreed to an amendment fee of 50 basis points, or approximately $1.2 million, and a 50 basis point increase in the interest rate payable on the loans.

Results of Operations

Three months ended September 30, 2002 compared to three months ended September 30, 2001

         PGM Production. During the third quarter of 2002, the company produced approximately 108,000 ounces of palladium and 31,000 ounces of platinum compared with production of approximately 103,000 ounces of palladium and 29,000 ounces of platinum in the third quarter of 2001. The increase was primarily due to the East Boulder Mine, which commenced commercial production in 2002 and produced 27,000 ounces of palladium and 8,000 ounces of platinum in the third quarter of 2002, offset by a 15% decrease in production at the Stillwater Mine, which produced 80,000 ounces of palladium and 24,000 ounces of platinum in the third quarter of 2002 compared to 96,000 ounces of palladium and 27,000 ounces of platinum in the third quarter of 2001 as a result of a 14% decrease in the combined mill head grade due to mining more tonnage from the Upper West area of the mine and having fewer high-grade stopes available in the quarter. In addition, operations were adversely effected by labor and infrastructure issues previously reported. Late in the third quarter, the mine began to return to a more normal state and the Company has initiated work to address the infrastructure projects, which had been delayed earlier in the year. The increase in consolidated tonnage milled and decrease in consolidated mill head grade is primarily due to the lower mill head grade at the Stillwater
Mine due to increased emphasis in mining the upper west area, combined with placing the East Boulder Mine into commercial production in 2002.

         Revenues. Revenues were $66.0 million for the third quarter of 2002 compared with $52.9 million for the third quarter of 2001. The increase is primarily due to a 40% increase in the number of ounces sold, partially offset by an 11% decrease in realized palladium and platinum prices.

         Palladium sales increased to approximately 117,000 ounces during the third quarter of 2002 compared to 80,000 ounces for the third quarter of 2001. Platinum sales increased to approximately 31,000 ounces during the third quarter compared to 26,000 for the same period of 2001. As a result, the total quantity of metal sold increased 40% to approximately 148,000 ounces during the third quarter of 2002 compared with 106,000 for the same period of 2001.

         The company's combined average realized price per ounce of palladium and platinum sold in the third quarter of 2002 decreased 11% to $449, compared to $504 in the third quarter of 2001. The combined average market price decreased 21% to $376 per ounce in the third quarter of 2002, compared to $477 per ounce in the third quarter of 2001. The company's average realized price per ounce of palladium was $431 in the third quarter of 2002, compared to $513 in the third quarter of 2001, while the average market price of palladium was $325 per ounce in the third quarter of 2002 compared to $475 per ounce in the third quarter of 2001. The company's average realized price per ounce of platinum was $517 in the third quarter of 2002, compared to $474 in the third quarter of 2001, while the average market price of platinum was $542 per ounce in the third quarter of 2002 compared to $481 per ounce in the third quarter of 2001.

         Production Costs. Total consolidated cash costs per ounce in the third quarter of 2002 increased $40 or 15% to $304 per ounce from $264 per ounce in the quarter ended September 30, 2001. The increase in total consolidated cash costs per ounce is attributed to a $31 per ounce increase in operating costs primarily related to placing the East Boulder Mine into production in 2002, and a $9 per ounce increase in royalties and taxes which is primarily due to an increase in ounces sold and an increase in the areas mined subject to royalties, as compared to the same period of 2001. Total consolidated production costs per ounce increased $64, or 20%, to $377 per ounce in the quarter ended September 30, 2002. The increase is due to the increase in operating costs and an increase in depreciation and amortization costs of $24 per ounce, primarily related to lower production ounces at the Stillwater Mine and the impact of placing the East Boulder Mine assets into commercial production during 2002, combined with changes in reserve estimates used in calculating depreciation.

         Expenses. General and administrative expenses decreased $1.6 million, or 29%, in the third quarter of 2002 as compared to the same period of 2001. The decrease is primarily due to $1.2 million incurred for consulting services during the third quarter of 2001. Additionally, the company incurred $1.7 million in the third quarter of 2001 related to a settlement of a legal dispute with a terminated refining contract.

         Interest expense increased $4.1 million as a result of placing the East Boulder Mine into production in 2002, which resulted in interest being expensed rather than capitalized.

         Income Taxes. The company has provided for income taxes of $1.2 million, or 20.9%, of pre-tax income for the quarter ended September 30, 2002 compared to $3.0 million, or 22.9% of pre-tax income, for the quarter ended September 30, 2001. The reduction in the effective tax rate is the result of an election in the treatment of mine development costs that will allow the company to claim additional statutory depletion for tax purposes.

         Net Income. The company reported net income of $4.7 million or $0.11 per diluted share for the third quarter of 2002 compared with net income of $10.3 million, or $0.26 per diluted share for the third quarter of 2001.

         Other Comprehensive Income (Loss). For the third quarter of 2002, comprehensive loss, net of tax, includes a decline in the market value of the interest rate swaps of $1.1 million and reclassification adjustments to earnings of $1.4 million associated with gains on commodity instruments and $0.3 million associated with losses on interest rate swaps.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

         PGM Production. During the first nine months of 2002, the company produced approximately 363,000 ounces of palladium and 107,000 ounces of platinum compared with production of approximately 292,000 ounces of palladium and 87,000 ounces of platinum in the first nine months of 2001. The increase was primarily due to a 3% increase in production at the Stillwater Mine, which produced 293,000 ounces of palladium and 87,000 ounces of platinum in the first nine months of 2002, and the East Boulder Mine, which commenced commercial production in 2002 and produced 70,000 ounces of palladium and 20,000 ounces of platinum in the first nine months of 2002. The increased production is primarily the result of a 47% increase in total tons milled of 1,032,000 tons compared to 702,000 tons in the first nine months of 2001, partially offset by a 15% decrease in the combined mill head grade. The increase in consolidated tonnage milled and decrease in consolidated mill head grade is primarily due to the lower mill head grade at the Stillwater Mine due to increased emphasis in mining the upper west area, combined with placing the East Boulder Mine into commercial production in 2002.

         Revenues. Revenues were $217.0 million for the first nine months of 2002 compared with $218.1 million for the first nine months of 2001. The decrease is primarily due to a 22% decrease in realized palladium and platinum prices, offset by a 27% increase in the number of ounces sold.

         Palladium sales increased to 368,000 ounces during the first nine months of 2002 compared with 292,000 ounces for the same period of 2001. Platinum sales increased to approximately 110,000 ounces during the first nine months of 2002 compared to 84,000 ounces for the first nine months of 2001. As a result, the total quantity of metal sold increased 27% to approximately 478,000 ounces during the first nine months of 2002 from approximately 376,000 ounces for the same period of 2001.

         The company's combined average realized price per ounce of palladium and platinum sold in the first nine months of 2002 decreased 22% to $457, compared to $589 in the first nine months of 2001. The combined average market price decreased 40% to $394 per ounce in the first nine months of 2002, compared to $657 per ounce in the first nine months of 2001. The average realized price per ounce of palladium was $443 in the first nine months of 2002, compared to $610 in the first nine months of 2001, while the average market price of palladium was $355 per ounce in the first nine months of 2002 compared to $687 per ounce in the first nine months of 2001. The average realized price per ounce of platinum was $506 in the first nine months of 2002, compared to $516 in the first nine months of 2001, while the average market price of platinum was $523 per ounce in the first nine months of 2002 compared to $559 per ounce in the first nine months of 2001.

         Production Costs. Total consolidated cash costs per ounce for the nine months ended September 30, 2002 increased $16 or 6% to $279 from $263 for the same period in 2001. The increase in total consolidated cash costs per ounce is attributed to a $23 per ounce increase in operating costs primarily related to placing the East Boulder Mine into commercial production in 2002. This is offset by a $7 per ounce decrease in royalties and taxes primarily due to lower palladium and platinum market prices as compared to the same period of 2001. Total consolidated production costs per ounce increased $33, or 11%, to $343 in the nine months ended September 30, 2002 due to the increase in cash costs and an increase in depreciation and amortization costs of $17 per ounce, primarily related to placing the East Boulder Mine into commercial production during the first nine months of 2002.

         Expenses. General and administrative expenses decreased $5.3 million, or 33%, in the first nine months of 2002, primarily as a result of lower costs of $1.8 million related to reduced project management and recruiting activities associated with the company's previous expansion plan. In addition, during the first nine months of 2001, the company incurred $1.7 million of severance costs attributable to a management realignment, consulting fees of $1.2 million and $1.7 million related to a settlement of a legal dispute with a terminated refining contract.

         During the first nine months of 2002, the company revised its estimate of accrued restructuring costs as a result of negotiations of certain termination clauses of construction contracts cancelled. The company made adjustments to reduce the accrual by $7.0 million during the first nine months of 2002. Also, during the first nine months of 2002, the company made an addition to its restructuring accrual of $1.1 million to reflect the decision to eliminate six management positions, which resulted in a net adjustment of $5.9 million.

         Interest expense increased $12.6 million as a result of placing the East Boulder Mine into production in 2002, which resulted in interest being expensed rather than capitalized.

         Income Taxes. The company has provided for income taxes of $8.5 million, or 20.9% of pre-tax income for the nine months ended September 30, 2002 compared to $23.3 million, or 27.6% of pre-tax income, for the nine months ended September 30, 2001. The reduction in the effective tax rate is the result of a change in the treatment of mine development costs that will allow the company to claim additional statutory depletion for tax purposes.

         Net Income. The company reported net income of $32.3 million or $0.75 per diluted share for the first nine months of 2002 compared with net income of $61.0 million, or $1.55 per diluted share for the first nine months of 2001.

         Other Comprehensive Income (Loss). For the first nine months of 2002, comprehensive loss, net of tax, includes a decline in the market value of the interest rate swaps of $2.3 million and a decline in the market value of commodity instruments of $0.2 million. Other comprehensive loss also includes reclassification adjustments to earnings of $4.3 million associated with deferred gains on commodity instruments and $0.6 million associated with losses on interest rate swaps.

Liquidity and Capital Resources

         The company's working capital at September 30, 2002 was $61.8 million compared to $22.3 million at December 31, 2001. The ratio of current assets to current liabilities was 2.0 at September 30, 2002, compared to 1.4 at December 31, 2001.

         For the quarter ended September 30, 2002, cash flow from operating activities was $19.3 million compared with $35.8 million for the comparable period of 2001, a decrease of $16.5 million. The decrease was primarily a result of decreased net income of $5.6 million, payments on the restructuring accrual of $0.5 million and an increase in net operating assets and liabilities of $11.1 million, offset by an increase in non-cash expenses of $0.6 million. A total of $16.4 million of cash was used in investing activities in the third quarter of 2002 compared to $53.3 million in the same period of 2001, a decrease of $36.9 million. The decrease is due to a reduction of capital expenditures in accordance with the company's optimization plan. The capital expenditures in the third quarter of 2002 primarily relate to mine development activities. For the quarter ended September 30, 2002, cash used by financing activities was $2.3 million compared to $0.8 million for the comparable period of 2001. Cash used by financing activities were primarily attributed to payments on the company's debt.

         For the nine months ended September 30, 2002, cash flow from operating activities was $46.1 million compared with $92.3 million for the comparable period of 2001, a decrease of $46.2 million. The decrease was primarily a result of decreased net income of $28.7 million, a decrease in the restructuring accrual of $8.9 million, a decrease in other non-cash expenses of $1.6 million and an increase in net operating assets and liabilities of $7.1 million. A total of $38.3 million of cash was used in investing activities in the first nine months of 2002 compared to $156.3 million in the same period of 2001, a decrease of $118.0 million. The decrease is due to a reduction of capital expenditures in accordance with the company's optimization plan. The capital expenditures in the first nine months of 2002 primarily relate to mine development activities. For the nine months ended September 30, 2002, cash provided by financing activities was $19.6 million compared to $63.7 million for the comparable period of 2001. Cash provided by financing activities were primarily attributed to net proceeds of $55.3 million from a $60 million common stock offering, offset by $35.1 million of payments on the company's credit facility.

         Cash and cash equivalents increased by $0.5 million and $27.3 million for the third quarter and the first nine months of 2002, respectively, compared to a decrease of $18.4 and $0.3 million, respectively, for the comparable periods of 2001.

         The company intends to utilize cash on hand and expected cash flows from operations, along with available borrowings under the existing $50 million Revolving Credit Facility to fund its operating and capital needs. At September 30, 2002, $17.5 million was available to the company and an additional $25 million could be available in the future if certain operating and financial parameters are met. At September 30, 2002, there was an outstanding letter of credit in the amount of $7.5 million under the Revolving Credit Facility. During the third quarter of 2002, the company determined that it might not achieve a minimum production requirement in its Credit Facility. As a result, the company obtained an amendment from its lenders on September 27, 2002, which reduced the trailing four quarters production covenant from 620,000 ounces to 610,000 ounces of palladium and platinum. On October 25, 2002, the Company received an additional amendment that modifies certain production and financial covenants for the remaining term of the agreement. In exchange for the covenant modification, the company agreed to an amendment fee of 50 basis points, or approximately $1.2 million, and a 50 basis point increase in the interest rate payable on the loans. In addition, the company may, from time to time, also seek to raise additional capital from the public or private securities markets or from other sources for general corporate purposes and for investments beyond the scope of the current phase of the current operating plans.

Controls and Procedures

         We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

FORWARD LOOKING STATEMENT; FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

         Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. Such statements include comments regarding operating plans, costs, grade, production and recovery rates, permitting, financing needs, and capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting, compliance and bonding, litigation and the market for palladium and platinum.

         Investors are cautioned not to put undue reliance on forward-looking statements. The company disclaims any obligation to update forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The company is exposed to market risk, including the effects of adverse changes in metal prices and interest rates as discussed below.

Commodity Price Risk

         The company produces and sells palladium, platinum and associated byproduct metals directly to its customers and also through third parties. As a result, financial risks are materially affected when prices for these commodities fluctuate. In order to manage commodity price risk and to reduce the impact of fluctuation in prices, the company enters into long-term contracts and uses various derivative financial instruments. Because the company hedges only with instruments that have a high correlation with the value of the hedged transactions, changes in the fair value of the derivatives are expected to be offset by changes in the value of the hedged transaction.

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

         From time to time, the company utilizes financially settled forwards and cashless put and call option collars. Under financially settled forwards, at each settlement date, the company receives the difference between the forward price and the market price if the market price is below the forward price and the company pays the difference between the forward price and the market price if the market price is above the forward price. Under cashless put and call option collars, at each settlement, the company receives the difference between the put price and the market price if the market price is below the put price and the company pays the difference between the call price and the market price of the market price is above the call price. See Note 9 to the financial statements for additional information about transactions related to commodity instruments that the company has entered into.

Interest Rate Risk

         During the first quarter of 2002, the company entered into two identical interest rate swap agreements with a combined notional amount totaling $100 million. The interest rate swap agreements were effective March 4, 2002 and mature on March 4, 2004. The agreements require the company to pay interest at a fixed rate of 3.67% and receive interest at a rate based on London Interbank Offered Rate (LIBOR), which is adjusted on a quarterly basis. The adjusted quarterly rate at September 30, 2002 was 1.81%. Therefore, the company is exposed to changes in interest rates on the portion of its Credit Facility in excess of $100 million, since the credit facility carries a variable interest rate based upon LIBOR. The company's Credit Facility provides for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term B) and a $50 million revolving Credit Facility. The final maturity of the Term A and revolving credit facility is December 30, 2005, while the Term B facility final maturity date is December 31, 2007. As of September 30, 2002, the company had $58.7 million and $130.1 million outstanding under the Term A and Term B loan facilities, respectively, bearing interest at 4.6% and 5.6% for the Term A and Term B loan facilities, respectively. During the third quarter of 2002, the company entered into a letter of credit in the amount of $7.5 million, which was outstanding under the revolving credit facility as of September 30, 2002, bearing a financing fee of 2.9% on the unadvanced amount.


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

         Shareholder Suits

                  During the second quarter of 2002, seven lawsuits were filed against Stillwater Mining Company and certain senior officers in United States District Court, Southern District of New York. These actions purport to be a class action filed on behalf of all persons who purchased or otherwise acquired common stock of the company between April 20, 2001 through and including April 1, 2002, and asserts claims against the company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by the company regarding its financial performance, and in particular, its accounting for probable ore reserves. On September 23, 2002, an amended complaint was filed which has consolidated the cases and lead counsel was appointed to represent the plaintiff.

                  On June 24, 2002, a shareholder derivative lawsuit was filed against Stillwater Mining Company and its directors in state court in Delaware. It arises out of allegations similar to the class actions for the period from April 20, 2001 through and including April 20, 2002 and seeks damages allegedly on behalf of the shareholders of Stillwater for breach of fiduciary duties by the directors.

                  The company considers the lawsuits without merit and intends to vigorously defend itself in both of these actions.

Item 2.  Changes in Securities and Use of Proceeds

                  On January 31, 2002, the company completed a $60 million private placement of its common stock involving approximately 4.3 million shares or approximately 10% of the outstanding shares after such issuance. The price per share was $14 representing an approximate 10% discount from the closing price of $15.61 on January 29, 2002. Proceeds from the offering were approximately $54.0 million, net of actual offering costs incurred of $6.0 million. The proceeds were used to pay down the $25 million revolving credit facility and the remaining proceeds used for general corporate purposes.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         10.1 Limited Waiver to Credit Agreement, dated as of September 30, 2002, made by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (filed herewith).

         10.2 Amendment No. 4 to Credit Agreement, dated as of October 25, 2002, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (filed herewith).

         (b)   Reports on Form 8-K:

              None

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         STILLWATER MINING COMPANY
                                               (Registrant)


Date:    October 28, 2002                By:  /s/ FRANCIS R. McALLISTER
                                              -------------------------
                                              Francis R. McAllister
                                              Chairman and Chief Executive
                                              Officer (Principal Executive
                                              Officer)


Date:    October 28, 2002
                                         By:  /s/ JAMES A. SABALA
                                              -------------------------
                                              James A. Sabala
                                              Vice President and Chief
                                              Financial Officer
                                              (Principal Financial Officer)

                               CERTIFICATION

I, Francis R. McAllister certify that;

1. I have reviewed this quarterly report on Form 10-Q of Stillwater Mining Co. (Stillwater),
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Stillwater as of, and for, the periods presented in this quarterly report;
4. Stillwater's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Stillwater and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to Stillwater, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of Stillwater's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. Stillwater's other certifying officer and I have disclosed, based on our most recent evaluation, to Stillwater's auditors and audit committee of Stillwater's Board of Directors:
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect Stillwater's ability to record, process, summarize and report financial data and have identified for Stillwater's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in Stillwater's internal controls; and
6. Stillwater's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: October 28, 2002                          /S/ FRANCIS R. McALLISTER
       ----------------                          -------------------------
                                                 Francis R. McAllister
                                                 Chairman and Chief
                                                 Executive Officer

                               CERTIFICATION


I, James A. Sabala certify that;

1.   I have reviewed this quarterly report on Form 10-Q of Stillwater
     Mining Co. (Stillwater),
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Stillwater as of, and for, the periods presented in this quarterly report;
4. Stillwater's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Stillwater and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to Stillwater, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of Stillwater's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. Stillwater's other certifying officer and I have disclosed, based on our most recent evaluation, to Stillwater's auditors and audit committee of Stillwater's Board of Directors:
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect Stillwater's ability to record, process, summarize and report financial data and have identified for Stillwater's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in Stillwater's internal controls; and
6. Stillwater's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: October 28, 2002                              /S/ JAMES A. SABALA
       ----------------                              -------------------
                                                     James A. Sabala
                                                     Vice President and Chief
                                                     Financial Officer