Form 10-K
period 2002-12-31
STILLWATER MINING CO /DE/
filed 2003-03-28
CIK 931948

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-25090

STILLWATER MINING COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	81-0480654
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

536 EAST PIKE AVENUE, COLUMBUS, MONTANA 59019
(Address of principal executive offices and zip code)

(406) 322-8700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED

Common Stock, $0.01 par value	The New York Stock Exchange
Preferred Stock Purchase Rights	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]YES [   ]NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X]YES [   ]NO

As of March 24, 2003, assuming a price of $2.81 per share, the closing sale price on the New York Stock Exchange, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates was approximately $123.1 million.

As of March 24, 2003, the company had outstanding 43,820,592 shares of common stock, par value $0.01 per share.

GLOSSARY OF SELECTED MINING TERMS

              The following is a glossary of selected mining terms used in the Form 10-K that may be technical in nature:

Adit	A horizontal tunnel or drive, open to the surface at one end, which is used as an entrance to a mine.

Anorthosite	Igneous rock composed almost wholly of the mineral plagioclase feldspar.

Assay	The analysis of the proportions of metals in ore, or the testing of an ore or mineral for composition, purity, weight, or other properties of commercial interest.

Autocatalysts	The catalytic converter used in an automobile’s exhaust and pollution control system.

Close-spaced drilling	The drilling of holes designed to extract representative samples of rock in a target area.

Concentrate	A mineral processing product that generally describes the material that is produced after crushing and grinding ore and then effecting significant separation of gangue (waste) minerals from the metal and/or metal minerals, discarding the waste and minor amounts of metal and/or metal minerals leaving a “concentrate” of metal and/or metal minerals with a consequent order of magnitude higher content of metal and/or metal minerals than the beginning ore material.

Crystallize	Process by which matter becomes crystalline (solid) from a gaseous, fluid or dispersed state. The separation, usually from a liquid phase on cooling, of a solid crystalline phase.

Cut-off grade	The lowest grade of mineralized material that qualifies as ore in a given deposit. The grade above which minerals are considered economically mineable considering the following parameters: estimates over the relevant period of mining costs, ore treatment costs, general and administrative costs, smelting and refining costs, royalty expenses, byproduct credits, process and refining recovery rates and PGM prices.

Decline	A gently inclined underground excavation constructed for purposes of moving mobile equipment, materials, supplies or personnel from surface openings to deeper mine workings or as an alternative to hoisting in a shaft for mobilization of equipment and materials between mine levels.

Dilution	An estimate of the amount of waste or low-grade mineralized rock which will be mined with the ore as part of normal mining practices in extracting an orebody.

Drift	A major horizontal access tunnel used for the transportation of ore or waste.

Ductility	Property of solid material that undergoes more or less plastic deformation before it ruptures. The ability of a material to deform plastically without fracturing.

Fault	A fracture or a zone of fractures along which there has been displacement of the sides relative to one another parallel to the fracture.

Filter cake	The PGM-bearing product that is shipped from the refinery for the next step in the refining process.

Footwall	The underlying side of a fault, ore body, or mine working; especially the wall rock beneath an inclined vein, fault, or reef.

Gabbro	A group of dark-colored igneous rocks composed primarily of the minerals plagioclase feldspar and clinopyroxene, with minor orthopyroxene.

Grade	The average assay of a ton of ore, reflecting metal content. With precious metals, grade is expressed as troy ounces per ton of rock.

Lenticular-shaped	Resembling in shape the cross section of a double-convex lens.

Lode claims	Claiming the mineral rights along a lode (vein) structure of mineralized material on Federal land; typically lode claims are 1,500 feet in length along the trend of the mineralized material, the claim width typically being 600 feet wide.

Mafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in addition to lighter-colored feldspars.

Matrix	The finer-grained material between the larger particles of a rock or the material surrounding mineral particles.

Mill	A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to effect recovery of the pure metal. Term used interchangeably with concentrator.

Millsite claims	Claiming of Federal land for millsite purposes or other operations connected with mining lode claims. Used for nonmineralized land not necessarily contiguous with the vein or lode.

Mineral benefication	A treatment process separating the valuable minerals from the host material.

Mineralization	The concentration of metals and their compounds in rocks, and the processes involved therein.

Mineralized material	A mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals. Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

Net smelter royalty	A share of revenue paid by the company to the owner of a royalty interest. At Stillwater, the royalty is calculated as a percentage of the revenue received by the company after deducting treatment, refining and transportation charges paid to third parties, and certain other costs incurred by Stillwater in connection with processing the concentrate at the Columbus smelter.

Norite	Coarse-grained igneous rock composed of the minerals plagioclase feldspar and orthopyroxene.

Ore	That part of a mineral deposit which could be economically and legally extracted or produced at the time of reserve determination.

Outcrop	The part of a rock formation that appears at the earth’s surfaces, often protruding above the surrounding ground.

PGM	The platinum group metals collectively and in any combination of platinum, palladium, rhodium, ruthenium, osmium, and iridium. Reference to PGM grades for the company’s operations mean measured quantities of palladium and platinum only.

PGM rich matte	Matte is an intermediate product of smelting; an impure metallic sulfide mixture made by melting sulfide ore concentrates. PGM rich matte is a matte with an elevated level of platinum group metals.

Probable (indicated) reserves	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurements are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Proven (measured) reserves	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

Recovery	The percentage of contained metal extracted from ore in the course of processing such ore.

Reef	A layer precipitated within the Stillwater Layered Igneous Complex enriched in platinum group metal-bearing minerals, chalcopyrite, pyrrhotite, pentlandite, and other sulfide materials. The J-M Reef, which the company mines, occurs at a regular stratigraphic position within the Stillwater Complex. Note: this use of “reef” is uncommon and originated in South Africa where it is used to describe the PGM-bearing Merensky, UG2, and other similar layers in the Bushveld Complex.

Refining	The final stage of metal production in which residual impurities are removed from the metal.

Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Shaft	A vertical or steeply inclined excavation for the purposes of opening and servicing an underground mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

Silica oxide rich slag	Slag is a nonmetallic product resulting from the mutual dissolution of flux and nonmetallic impurities during smelting. A silica rich slag is a smelting slag that contains a relatively high level of silica.

Sill	(1) With respect to a mine opening, the base or floor of the excavated area (stope); (2) With respect to intrusive rock, a tabular intrusive unit that is conformable with surrounding rock layers.

Smelting	Heating ore or concentrate material with suitable flux materials at high temperatures creating a fusion of these materials to produce a melt consisting of two layers with a slag of the flux and gangue (waste) minerals on top and molten impure metals below. This generally produces an unfinished product (matte) requiring refining.

Stope	An underground excavation from which ore is being extracted.

Strike	The course or bearing of a vein or a layer of rock.

Tailings	That portion of the ore that remains after the valuable minerals have been extracted.

Troy ounce	A unit measure used in the precious metals industry. A Troy ounce is equal to 31.10 grams. The amounts of palladium and platinum produced and/or sold by the company are reported in troy ounces. There are 12 troy ounces to a pound.

Ultramafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in the absence of significant lighter-colored feldspars.

Vein	A mineralized zone having regular development in length, width and depth that clearly separates it from neighboring rock.

Wall rock	The rock adjacent to, enclosing, or including a vein, layer, or dissemination of ore minerals.

PART I

ITEMS 1 AND 2
BUSINESS AND PROPERTIES

INTRODUCTION AND 2002 HIGHLIGHTS

     Stillwater Mining Company is engaged in the development, extraction, processing and refining of palladium, platinum and associated metals (platinum group metals or PGMs) from a geological formation in southern Montana known as the J-M Reef. The J-M Reef is the only known significant source of platinum group metals inside the United States and one of the significant resources outside South Africa and Russia. Associated byproduct metals of PGMs include minor amounts of rhodium, gold, silver, nickel and copper. The J-M Reef is a narrow but extensive mineralized zone containing PGMs, which has been traced over a strike length of approximately 28 miles. The company conducts its current mining operations at the Stillwater Mine near Nye, Montana and at the East Boulder Mine near Big Timber, Montana. Both mines are located on the J-M Reef. In addition, the company operates a smelter and refinery at Columbus, Montana.

     PGMs are rare precious metals with unique physical properties that are used in diverse industrial applications and in the jewelry industry. The largest use for PGMs is in the automotive industry for the production of catalysts that reduce harmful automobile emissions. Palladium is also used in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices, as well as for dental applications. Platinum’s largest use is for jewelry. Industrial uses for platinum, in addition to automobile and industrial catalysts, include the manufacturing of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells.

     At December 31, 2002, the company had proven and probable ore reserves of approximately 41.9 million tons with an average grade of 0.60 ounce of PGMs per ton containing approximately 25.3 million ounces of palladium and platinum at a ratio of approximately 3.5 parts palladium to one part platinum. See “Business and Properties — Ore Reserves”.

Highlights of the year 2002 included:

•	Revenues were $275.6 million in 2002, compared with $277.4 million in 2001. The company reported net income of $31.7 million in 2002 compared to a net income of $65.8 million in 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2002 Compared to Year Ended December 31, 2001”.

•	In 2002, the company produced a total of 617,000 ounces of palladium and platinum compared to 504,000 ounces in 2001. The company is implementing a long-range operating plan which focuses on reducing operating and capital costs, and has therefore lowered its total production target for 2003 to approximately 615,000 ounces of palladium and platinum.

•	The total cash costs per PGM ounce were $287 in 2002, compared with $264 in 2001, an increase of $23 per ounce produced. The cash costs per ounce increased as a result of increased stope mining costs at the Stillwater Mine and the commencement of commercial production and ramp up of operations at the East Boulder Mine.

•	Completion of a $60 million common stock offering in 2002.

•	On November 20, 2002, the company and MMC Norilsk Nickel announced the signing of an agreement whereby Norimet, a wholly-owned subsidiary of Norilsk Nickel, will acquire 45.5 million newly issued shares of Stillwater common’s stock, constituting approximately 51% of the shares following such issuance, in exchange for $100 million in cash and approximately 877,000 ounces of palladium. Based upon the London PM Fix, the palladium consideration was valued at $241 million as of November 19, 2002 and $189 million as of March 24, 2003. The transaction is conditioned upon, among other things, the satisfaction of regulatory requirements and receiving approval of the company’s stockholders. On March 20, 2003, the company received the necessary amendment under its credit agreement in connection with the transaction.

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

     The company was incorporated in 1992 and on October 1, 1993, Chevron and Manville transferred substantially all assets, liabilities and operations at the Stillwater property to the company, with Chevron and Manville each receiving a 50% ownership interest in the company’s stock. In September 1994, the company redeemed Chevron’s entire 50% ownership. The company completed an initial public offering in December 1994, and Manville sold a portion of its shares through the offering reducing its ownership percentage to approximately 27%. In August 1995, Manville sold its remaining ownership interest in the company to institutional investors. The company’s common stock is publicly traded on the New York Stock Exchange under the symbol “SWC”.

GEOLOGY OF THE J-M REEF

     The Stillwater Complex, which hosts the J-M Reef ore deposit, is located in the Beartooth Mountains in south central Montana. It is situated along the northern edge of the Beartooth Uplift and Plateau, which rise to elevations in excess of 10,000 feet above sea level. The plateau, and Stillwater Complex have been deeply incised by the major drainages and tributaries of the Stillwater and Boulder Rivers down to elevations at the valley floor of approximately 5,000 feet.

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

     The uniquely PGM-enriched J-M Reef and its characteristic host rock package represent one such layered sequence. The geosciences community believes that the PGM-enriched suite and other minerals characterizing the J-M Reef, accumulated at the same time and by the same mechanisms of formation as the rocks enclosing them. Over time, the orientation of a portion of the original horizontal reef and layered igneous complex was faulted an estimated 20,000 feet to the northeast and was tilted upward at angles of 50 to 90 degrees to the north by the Beartooth Uplift. Localized faulting and intrusive mafic dikes are also evident along the 28-mile strike length of exposed Stillwater Complex. The impact of these structural events is localized along the J-M Reef and may affect the percent mineable tonnage in an area, create additional dilution, or result in below cut-off grade and barren zones. The impacts on ore reserves of these events are quantified under the percent mineable discussion under “Ore Reserves.” The upper portion and exposed edge of the reef complex were eroded forming the lenticular-shaped surface exposure of the Stillwater Complex and J-M Reef package evident today.

     The J-M Reef package has been traced, at its predictable geologic position and with unusual gross uniformity over considerable distances within the Stillwater Complex. The surface outcrops of the reef have been examined, mapped and sampled for approximately 28 miles along its east-southeasterly course and over a natural topographic expression of over 7,600 feet vertically. That predictability of the J-M Reef has been further confirmed in subsurface mine workings of the Stillwater and East Boulder Mines and by over 19,000 drill hole penetrations.

     The PGMs in the J-M Reef consist primarily of palladium, platinum and a minor amount of rhodium. The reef also contains approximately 3 volume-percent sulfides of iron, copper and nickel, and trace amounts of gold and silver. Five-year production figures from the company’s mining operations on the J-M Reef are summarized in Part II, Item 6, “Selected Financial and Operating Data”.

ORE RESERVES

     The company’s proven and probable palladium and platinum ore reserves as of December 31, 2002 and 2001 are set forth below and were 41,940,000 tons and 41,943,000 tons, respectively, with an average grade of 0.60 contained ounce per ton. The company utilizes statistical methodologies to calculate ore reserves based on interpolation and extrapolation between sample points. These sample points consist of surface and underground diamond drilling with sample spacings between 50 and 100 feet for proven reserves and up to 1,000 feet for probable reserves. The maximum extrapolation distance for reserves is 1,000 feet horizontally and in depth from sample points. This extrapolation is based on the known continuity of the J-M Reef and geostatistical confirmation of the basis for the projection of zones of influence from sample points. Extrapolation and interpolation is limited by modifying factors including geologic evidence, economic criteria and mining constraints. All sample points within the ore reserve area are utilized in determining the ore reserves. The proven reserve estimate utilizes geostatistical and modeling software to provide estimates of tonnages and contained ounces. The probable reserve estimate also utilizes geostatistical methods to provide estimates of tonnages and contained ounces. Proven and probable reserves give effect to an average mining dilution of 10% at zero grade based on actual mining experience. The ore reserves assume a combined palladium and platinum price of $365 per ounce.

     The December 31, 2002, ore reserves were reviewed by Behre Dolbear & Company, Inc. (“Behre Dolbear”), independent consultants, who are experts in mining, geology and ore reserve determination. The company has utilized Behre Dolbear to carry out independent reviews and inventories of the company’s ore reserves since 1990. Behre Dolbear has consented to be a named expert herein. See “Business and Properties — Risk Factors — Ore reserves are very difficult to estimate and ore reserve estimates may require adjustment in the future; changes in ore grades could materially impact the company’s production and reported results.”

	DECEMBER 31, 2002			DECEMBER 31, 2001

		AVERAGE	CONTAINED(4)		AVERAGE	CONTAINED (4)
	TONS	GRADE	OUNCES	TONS	GRADE	OUNCES
	(000's)	(OUNCE/TON)	(000's)	(000's)	(OUNCE/TON)	(000's)

Stillwater Mine
Proven Reserves	2,490	0.71	1,777	2,779	0.71	1,982
Probable Reserves	17,443	0.68	11,803	17,515	0.66	11,473

Total Proven and Probable Reserves (1)	19,933	0.68	13,580	20,294	0.66	13,455
East Boulder Mine
Proven Reserves	648	0.48	308	529	0.48	252
Probable Reserves	21,359	0.53	11,386	21,120	0.53	11,257

Total Proven and Probable Reserves (1)	22,007	0.53	11,694	21,649	0.53	11,509
Total Company Reserves (3)
Proven Reserves	3,138	0.66	2,085	3,308	0.68	2,234
Probable Reserves (2)	38,802	0.60	23,189	38,635	0.59	22,730

Total Reserves (1)	41,940	0.60	25,274	41,943	0.60	24,964

The company’s proven ore reserves are generally expected to be extracted utilizing the existing mine infrastructure. Additional capital expenditures will be required to extract the company’s probable ore reserves.

(1)	Reserves are defined as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven reserves are defined as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are defined as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation. The proven and probable reserves reflect variations in the PGM content and structural impacts on the J-M Reef. These variations are the result of localized depositional and structural influences on the distributions of economic PGM mineralization. The historical weighted average percent tonnage that could be mined economically for the Stillwater Mine is 33% and for the East Boulder Mine it is 61%. Areas within the reserve boundaries of the two mines include areas where as little as 7% and up to 100% of the J-M Reef is economically mineable. There are significant portions of the reef that are known to be barren. The reserve estimate gives effect to these assumptions. See “Business and Properties — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results and Financial Condition.”

(2)	Total probable reserves include 17.4 million tons and 17.5 million tons in the area of the Stillwater Mine and 21.4 million tons and 21.1 million tons in the area of the East Boulder Mine, all at December 31, 2002 and 2001, respectively. Significant sustaining capital investments will be required to access the company’s probable reserves. See “Business and Properties — Current Operations — East Boulder Mine” and “Business and Properties – Current Operations – Stillwater Mine.”

(3)	Expressed as palladium plus platinum ounces per ton at a ratio of 3.5 parts palladium to one part platinum.

(4)	The average mine grade dilution of 10% has not been included, and the average mill processing recovery of 90% has not been deducted from the contained ounces.

     Ore reserves, primarily proven ore reserves, are consumed during mining operations and the company generally replaces proven ore reserves by drilling on a close-spaced pattern probable ore reserve or mineralized material which has been identified geologically but not yet established as proven ore reserves. Because of the expense of the close-spaced drilling necessary to establish proven mining reserve estimates, the company has set an objective to achieve and maintain proven ore reserves to support approximately three years of mine production.

     In the second quarter of 2002, the company announced that it was engaged in discussions with the SEC concerning its estimate of probable ore reserves. The reserve discussions arose in connection with the SEC’s review of the company’s “shelf” registration statement, which was filed in December 2001. As a result of these discussions, the company determined to modify certain parameters used in determining its probable ore reserve estimate. Historically, the company has vertically projected its probable ore reserves in certain ore blocks for distances of up to 1,900 feet beyond sample points. These projections were based on demonstrated ore continuity within the J-M Reef, the company’s knowledge of geologic features affecting ore continuity and reconciliation of prior ore reserve estimates with actual mining results. The revised parameters limit ore reserve projections to 1,000 feet beyond sample points. These changes caused a decrease in the company’s aggregate ore reserves of approximately 10%. The effect of this change on the company’s depletion rate is reflected in the company’s financial statements as a change in estimate commencing with the second quarter of 2002. The impact was not material to the company’s financial condition or results of operations. The company will continue its practice of selectively limiting ore reserve projections to distances less than 1,000 feet on the basis of its knowledge of geologic features. The company filed with the SEC an amended Form 10-K for 2001 giving effect to the ore reserve change. The company is subject to certain stockholder litigation in connection with the ore reserve issue. See “Stockholder Suits” under Item 3 hereof.

CURRENT OPERATIONS

     The company’s original long-term deposit development strategy and certain elements of its current planning and mining practices on the J-M Reef were founded with initial feasibility and engineering studies conducted in the 1980’s. Initial mine designs and practices were established in response to available technologies and the particular characteristics and challenges of the J-M Reef ore deposit. The company’s current development plans, mining methods and ore extraction schedules are designed to provide systematic access and development of the ore deposit within the framework of current and forecast economic, regulatory and technological considerations as well as the specific characteristics of the J-M Reef ore deposit. Comprehensive optimization, development and capital planning is conducted for proven and probable ore reserves in the context of ongoing ore reserve expansion programs and a longer term life-of-mine development strategy for the entire J-M Reef. Some of the challenges specific to the development of the J-M Reef include:

•	Surface access limitations (property ownership and environmental sensitivity)

•	Topographic and climatic extremes involving rugged mountainous terrain and substantial elevation differences

•	Specific characteristics of the mineralized zone (narrow – average width 5 feet, and long – approximately 28 miles in length)

•	Downward angle of mineralized zone dipping from near vertical to 38 degrees

•	A deposit which extends both laterally and to depth from available mine openings

•	Probable ore reserves extend for a lateral distance of approximately 32,000 feet at the Stillwater Mine and approximately 17,000 feet at the East Boulder Mine — a combined distance of approximately 9.3 miles.

STILLWATER MINE

     The company wholly owns and performs underground mining operations at the Stillwater Mine, near Nye, Montana. The mining operation accesses, extracts and processes PGM ores from the eastern portion of the J-M Reef from mine openings located in the Stillwater Valley. In addition, the company owns and maintains ancillary buildings that contain the concentrator, shop and warehouse, changing facilities, headframe, hoist house, paste plant, water treatment, storage facilities and office. All structures and tailings management facilities are located within a 2,450 acre Stillwater Mine Operating Permit area. Ore reserves developed at the Stillwater Mine are controlled by patented mining claims either leased or owned outright by the company. The mine is located approximately 85 miles southwest of Billings, Montana and is accessed by a paved road. The mine has adequate water and power from established sources. See “Business and Properties — Risk Factors.”

     The Stillwater Mine accesses and has developed a 5.6-mile segment of the J-M Reef, between the elevations of 7,000 and 2,900 feet above sea level. Access to the ore at the Stillwater Mine is accomplished by means of a 1,950-foot vertical shaft and by a system of horizontal adits and drifts driven parallel to the strike of the J-M Reef at vertical intervals of between 200 feet and 300 feet. Seven main adits have been driven from surface portals on the west and east slopes of the Stillwater Valley at various elevations between 5,000 and 5,900 feet above sea level. Five principal levels have been developed below the valley floor by ramping down from the 5,000-foot level to extract ore from the reef down to the 3,800-foot elevation. Four additional major levels below the 5,000-foot level are accessed principally from a vertical shaft and shaft ramp system. The company is currently developing a decline system from the 3,200-foot elevation to access and develop deeper areas in the central part of the mine below those currently serviced by the existing shaft.

     The 1,950-foot vertical shaft was constructed between 1994 and 1997 as part of the company’s plan to increase output from 1,000 to 2,000 tons of ore per day and was sunk adjacent to the concentrator to increase efficiency of the operation. Ores and any waste rock to be transported to the surface from the off-shaft and deeper areas of the mine are crushed prior to being hoisted up the shaft. The production shaft and underground crushing station reduced haulage times and costs, improved the material handling of ore and waste and improved the grinding capabilities of the concentrator. Ore from those areas above the 5,000-foot west elevation is hauled to the surface by train. Waste not used for backfill in underground excavations is transported to the surface and used in the rock embankment of the tailings dam or placed in the permitted waste rock disposal sites.

     The Stillwater Mine currently uses its 28 footwall laterals, totaling approximately 220,000 feet, and 6 primary ramps, totaling approximately 57,000 feet, and vertical excavations to provide personnel and equipment access, supply haulage and drainage, intake and exhaust ventilation systems, muck haulage, backfill plant access, powder storage and/or emergency egress. To date, all footwall laterals continue to support mining activities. The footwall lateral and primary ramp systems will continue to provide support of production and ongoing development activities. Currently, all underground infrastructure, including footwall laterals, are located adjacent to the company’s proven and probable ore reserve area and are intended to be used for the life of the mine. The company’s capitalized mine development, including footwall laterals and ramps, consist of permanent infrastructure that is integral and necessary not only for current operations, but also for all future planned operations. Accordingly, it is appropriate that these costs be amortized over the proven and probable ore reserves to be benefited utilizing the unit of production method. In addition, certain mine levels are required as an integral component of the ventilation system and serve as required intake and or exhaust levels, or as parallel splits to maintain electrical ventilation horsepower balance and to meet Mine Safety and Health Administration (“MSHA”) requirements. In addition, MSHA regulations contain requirements for alternate (secondary) escapeways from mine workings. These levels, in addition to comprising critical functional components of the ventilation and escapeway system, serve as permanent mine service and utility infrastructure for road and rail transportation, dewatering and backfill pumping facilities designed and intended to be used for the life of the mine. The cost of the company’s capitalized mine development (which only includes the costs measured to date) is amortized over the proven and probable ore reserves to be benefited utilizing the unit of production method. Significant additional development costs will be required to exploit the company’s probable reserves. These estimated future costs are not reflected in the amortization rate; however, the company gives effect to all of its proven and probable reserves in its determination of its amortization rate.

     Prior to 1994, almost all of the company’s mining activities utilized “cut-and-fill” stoping methods. This method extracts the orebody in ten-foot high horizontal cuts. The open space created by the extraction of each cut is filled with waste rock and coarse concentrator tailings and becomes the floor for the next level of mining as the process moves upward. Commencing in 1994, the company introduced two mechanized mining methods: “ramp-and-fill” and “sub-level stoping.” Ramp-and-fill is a mining method in which a succession of horizontal cuts are extracted from the orebody using mobile equipment. Access to the orebody is from ramps driven in or adjacent to the orebody allowing the use of hydraulic drills and load-haul-dump equipment. Sub-level stoping is a mining method in which blocks of the reef approximately 50 feet high and up to 75 feet in length are extracted in 30-foot intervals utilizing mobile electric hydraulic long-hole drills and remote control rubber tired load-haul-dump equipment. The reef is mined in a retreat sequence and mined out areas are filled with development waste. Mechanized mining accounted for approximately 96% of total tons mined in 2002. The company determines the appropriate mining method to be used on a stope-by-stope basis.

     The company processes ore from the Stillwater Mine through a concentrator plant adjacent to the Stillwater Mine shaft. The mill has a capacity of 3,000 tons per day. Ore is fed into the concentrator, mixed with water and ground to a slurry in the concentrator’s mill circuit to liberate the PGM-bearing sulfide minerals from the rock matrix. Various reagents are added to the slurry to separate the valuable sulfides from the waste rock in a flotation circuit. In this circuit, the sulfide minerals are floated, recycled, reground and refloated to produce a concentrate suitable for further processing. The flotation concentrate, which represents approximately 1.5% of the original ore weight, is filtered and transported in bins approximately 46 miles to the company’s metallurgical complex in Columbus, Montana. Approximately 55% of the tailings material from this process is returned to the mine and used for backfill to provide a foundation upon which additional mining activities can occur. The balance is placed in tailings containment areas. No additional steps are necessary to treat any tailings placed back into the mine. Tailings placed into the impoundment areas require no additional treatment and are disposed of pursuant to the company’s operating permits. Mill recovery of PGMs was 90%, 90% and 91% for 2002, 2001 and 2000, respectively.

     In 1998, the company received an amendment to its existing operating permit which provided for the construction of a lined tailings impoundment that would serve the Stillwater Mine for approximately the next 30 years. During 1999, construction commenced on the tailings impoundment which was completed and placed into operation in late 2000. See “Business and Properties — Current Operations — Regulatory and Environmental Matters — Permitting and Reclamation”.

     During 2002, the Stillwater Mine produced approximately 491,700 ounces of palladium and platinum, compared to approximately 504,000 ounces in 2001 and approximately 430,000 ounces in 2000. See “Selected Financial and Operating Data.” The Stillwater Mine’s total cash costs were $263 per ounce in 2002 compared to $264 per ounce in each of 2001 and 2000.

EAST BOULDER MINE

     The East Boulder Mine is located in Sweet Grass County, Montana and provides access to the western portion of the J-M Reef. The mine is fully permitted independent of the Stillwater Mine and serves as a second access to the J-M Reef. Surface facilities for the East Boulder Mine are situated on unpatented mill site claims maintained on federal lands administered under the Gallatin National Forest but all facilities are wholly owned and operated by the company. Proven and probable ore reserves for the mine are controlled by patented mining claims owned by the company. The mine is located approximately 45 miles southeast of Big Timber, Montana, and is accessed by a public road. All surface facilities including the tailings management complex are located within a 977-acre operating permit area. Development of the mine commenced in 1998 and consists of underground mine development and surface support facilities, including a concentrator, shop and warehouse, changing facilities, storage facilities, office and tailings management facility. The mine commenced commercial production effective January 1, 2002.

     The J-M reef is accessed by two 18,500-foot, 15-foot diameter tunnels. The access tunnels intersect the orebody at an elevation 6,450 feet above sea level. The orebody is currently developed by two levels of footwall lateral drives parallel to the orebody totaling approximately 11,600 feet, and by two primary ramps totaling approximately 5,100 feet. The orebody will initially be developed vertically by ramp systems driven approximately every 1,000 feet along the length of the deposit. The predominant mining methods are sub-level stoping and ramp-and-fill mining methods. During the first half of 2002, a sand fill plant was constructed and commissioned underground to facilitate the application of the cut-and-fill mining method to portions of the orebody.

     The ore is transported by rail haulage to the surface and processed through a concentrator plant, which has a capacity of 2,000 tons per day, in which the ore is mixed with water and ground to a slurry in the concentrator’s mill circuit to liberate the PGM bearing sulfides from the rock matrix. Consistent with the process at the Stillwater Mine, reagents are then added to the slurry to separate the valuable sulfide from the waste rock in a flotation circuit. The sulfide minerals are floated, recycled, reground and refloated to produce a concentrate. The flotation concentrate, which represents 1.8% of the original ore weight, is filtered and transported in bins approximately 90 miles to the company’s metallurgical complex in Columbus, Montana. Approximately 50% of the tailings material from this process is returned to the mine and used for backfill to provide a foundation upon which additional mining activities can occur. The balance is placed in tailings containment areas. No additional steps are necessary to treat any tailings placed back into the mine. Tailings placed into the impoundment areas require no additional treatment and are disposed of pursuant to the company’s operating permits. The impoundment area has an estimated life of approximately 20 years at the original planned production and processing rate of 2,000 tons per day. During 2002, mill recovery of PGM’s was 87%.

     During 2002, the East Boulder Mine produced approximately 125,000 ounces of palladium and platinum. During 2001, the mine recovered 22,000 ounces of PGMs generated from construction and development activities. Proceeds of $7.1 million received from the sale of this material were credited against capitalized mine development during 2001.

OPERATING PLAN

     The global economic downturn beginning in early 2001 and the events of September 11, 2001 caused a steep and unexpected decline in commodities prices, including PGM prices. In early September 2001, the prices of palladium and platinum on the London PM Fix had fallen to $460 per ounce and $450 per ounce, respectively, down from $1,090 per ounce and $639 per ounce, respectively, earlier in the year. Demand for PGMs also began to fall sharply in 2001, as the company’s primary customers, automobile manufacturers, themselves faced decreased demand due to the economic slowdown. Following the September 11 events, the price of palladium fell to approximately $320 per ounce by early October, representing a 71% decrease from the price of $1,090 in late January, 2001. The price of platinum, approximately $420 per ounce in October 2001, was less affected. See “Competition: Palladium and Platinum Market” below.

     As a result of the significant decline in the demand for and price of palladium and platinum, on November 5, 2001, the Board unanimously approved an optimization plan for the business operation and development of the East Boulder and Stillwater mines. The plan was implemented because the Board recognized that increasing production (and incurring the associated capital costs) did not make sense in the face of lower demand and prices for platinum and palladium. The plan held production at Stillwater Mine at a constant level of approximately 2,500 tons per day and reduced the initial production targets for the East Boulder Mine to 1,000 tons per day, while preserving the company’s ability to gradually increase production at the Stillwater and East Boulder mines if PGM prices improved.

     During 2002, the company experienced a number of problems in achieving its production goals. In an effort to reduce costs, in June 2002, the company amended certain provisions of the incentive bonus plan at the Stillwater Mine which reduced the amount of incentive bonus paid to affected employees by 25% and which restructured the manner in which these bonuses are paid. As a result the company experienced industrial relations problems, including reduced production in the third quarter of 2002. In the summer of 2002 the company increased the level of production at the Stillwater Mine in an area of the mine known as the upper west. The ore grade from the upper west was lower than the grade for the other ore mined by the company, thus reducing the company’s ability to produce ounces in line with its prior forecasts. East Boulder Mine ore grade improved during 2002, but was below the company’s target. In addition, the company experienced delays with infrastructure modifications for ventilation and electrical services at the Stillwater Mine, which also affected production. By August 2002, the price of palladium had dropped to $318 per ounce and subsequently decreased to a low of $222 per ounce on December 23, 2002. This resulted in a further modification of the 2003 operating plan. The company is now implementing a long-range operating plan that focuses on reducing operating and capital costs. The Stillwater Mine will change from a production-driven to a cost-driven emphasis. Following an adjustment period in the first half of 2003, the mining rate at the Stillwater Mine is expected to be 2,250 tons of ore per day. The mine will begin to focus on production from the offshaft higher-grade areas of the mine and de-emphasize production from the upper west area. The production capacity of the East Boulder Mine will be increased to better realize the economic cost benefits of its design capacity. The East Boulder Mine is expected to increase its mining rate to 1,250 tons of ore per day in 2003. The company is considering ramping up the rate over the next three to four years to 1,650 tons of ore per day. This ramp up will require additional capital expenditures of approximately $7.7 million, to take advantage of the surface plant design capacity. In connection with fully implementing this plan, the company received an amendment to its credit agreement on March 20, 2003. See “Credit Agreement” below.

EXPLORATION AND DEVELOPMENT ACTIVITIES

     The J-M Reef has been explored from the surface along its entire 28-mile strike length by surface sampling and drilling. Surface exploration drilling consists of an array of over 900 drill holes with a maximum horizontal spacing between holes of 1,000 feet. Exploration activities have also included driving and underground drilling from two exploratory adits, the West Fork Adit and the Frog Pond Adit. Comprehensive evaluation of PGM mineralization encountered in the J-M Reef has allowed delineation of probable reserves adjacent to the Stillwater and East Boulder Mines and confirmation of the existence of mineralized material over much of the remaining strike length. Exploration to date has defined sufficient probable reserves to sustain mining for a number of years in the future. It is the company’s practice to systematically convert its established probable reserves to the proven category coincident with planned advances of underground development. The company’s exploration focus is on its current delineated PGM reserves and adjacent mineralization along the J-M Reef within the company’s mining claims rather than the exploration of other mineral occurrences within the Stillwater Complex or at other prospective mineral properties. Consequently, exploration does not presently represent a significant expenditure for the company.

     As part of the company’s ongoing development activities, it continues to convert its established probable ore reserves to proven ore reserves through the lateral and vertical development of the Stillwater and East Boulder Mines. These ongoing activities involve the construction of mine development workings to access established ore reserves and the continuous advancement of definition drilling, engineering and mine plans to replace depleted ore reserves. During 2002, 2001, and 2000, $31 million, $86 million and $74 million respectively, were incurred in connection with capitalized mine development activities and are included in total capital expenditures.

     During 2002, to advance the company’s continuing evaluation of structural controls on deep mineralization and to facilitate longer term planning at the Stillwater Mine, drill penetrations of the J-M Reef were accomplished in two areas of the extrapolated mineralized material zone beneath limits of the company’s established probable reserves. Results of the drilling provided additional PGM intercepts as well as geologic information valuable in confirming the existence of PGM mineralization at depth and allowing further interpretation of significant structural features. The limited deep drilling conducted during 2002 resulted in a modest increase to the company’s inventory of mineralized material.

     Diagrams of the Stillwater and East Boulder Mines as currently developed and as planned to be developed in the future are as follows:

METALLURGICAL COMPLEX

     Smelter. The company owns the land and a 37,199 square foot smelter plant located in Columbus, Montana. Concentrates from the mine sites are fed to a 5.0-megawatt electric furnace, where it is melted and separated into a silica oxide rich slag and a PGM rich matte. The matte is tapped from the furnace and granulated. The granulated furnace matte is re-smelted in a top blown rotary converter (TBRC), which separates iron from the converter matte. The converter matte is poured from the TBRC, granulated and transferred to the refinery for further processing. The granulated converter matte, approximately 10% of the original smelter feed weight, consists of copper and nickel oxides containing about 2% PGMs.

     The gasses released from the smelting operations are routed through a gas/liquid scrubbing system, which removes approximately 99.8% of the sulfur dioxide. Spent scrubbing solution is treated in a process that converts the sulfur dioxide to gypsum, or calcium sulfate, and regenerates clean scrubbing solution. The gypsum is used by local farmers as a soil amendment.

     The company has continued to expand smelter capacity since 1997, increasing the daily smelting capacity from 22 tons of concentrate per day in 1997 to 100 tons of concentrate per day at year-end 2001. The expanded facility consists of a larger furnace, a new top blown rotary converter (TBRC), an additional granulator and additional gas handling and solution regeneration systems. During the fourth quarter of 2001, the company completed the installation of a second TBRC to treat the additional material expected from the East Boulder Mine.

     Refinery. In 1996, the company constructed and commissioned the refinery on property it owns adjacent to the smelter in Columbus, Montana. The refinery utilizes the patented Sherritt Process, whereby sulfuric acid is used to dissolve the nickel, copper, cobalt and iron from the converter matte. This process upgrades the converter matte product substantially from 2% PGMs to 55-60% PGMs. During 2001 and 2002, the refinery was expanded to its current 49,000 square-foot facility and in 2002 additional surge capacity was added to the copper treatment circuits.

     In the refinery, relatively minor amounts of byproduct copper, nickel, cobalt, and other accessory metals are separated from the PGM bearing converter matte and marketed as byproducts. Iron precipitated from an iron-copper-nickel-cobalt solution and returned to the smelter to be processed and removed in the slag. A nickel crystallizer circuit produces a crystalline nickel sulfate byproduct containing minor amounts of cobalt is which is marketed into sales contracts with refineries in Canada and Finland. A copper electrowinning circuit removes copper from solution as cathode copper which is marketed into sales contracts with smelters in Arizona and New York.

     A PGM rich filter cake, containing minor amounts of gold and silver, is shipped via airfreight to finish refineries in New Jersey and California and is returned to the account of the company as 99.95% PGM sponge after approximately 18-35 days. The refined material is then available for delivery to the company’s customers. The company pays its refiners a refining charge in United States dollars per ounce for the toll processing of the refinery filter cake.

     During 2002, 2001 and 2000, total byproduct sales were approximately $10.6 million, $8.2 million and $8.6 million, respectively, and were credited against production costs.

SECONDARY MATERIALS PROCESSING

     Recycled autocatalysts are processed by the company through the metallurgical complex. A sampling facility for secondary materials was completed in late 1997 to crush and sample spent autocatalysts prior to being blended for smelting in the electric furnace. Several test lots were processed during 1997 to determine that the spent autocatalysts were suitable for processing at the company’s facilities. Since 1998, the company has been processing small shipments of spent autocatalysts. The facility processed approximately 1,035 tons, 1,358 tons and 795 tons of spent autocatalysts in 2002, 2001 and 2000, respectively, recovering 46,200 ounces, 68,800 ounces and 29,900 ounces of palladium and platinum in 2002, 2001 and 2000, respectively. The income generated from the processing of recycled autocatalysts in 2002, 2001 and 2000 reduced production costs by approximately $1.0 million, $2.0 million and $1.2 million, respectively.

OTHER PROPERTIES

     The company owns a 17,600 square foot warehouse facility and also leases 10,100 square feet of office space in buildings in Columbus. The annual lease expense for the executive offices in Columbus, Montana is approximately $83,100 per year. The company believes that its existing facilities are adequate to service current production levels. The company also owns parcels of rural land in Stillwater and Sweetgrass Counties, Montana near its mine sites totaling approximately 3,024 acres and additional properties in Columbus and Big Timber, Montana which are used as support facilities. All of the company’s properties are subject to a mortgage in favor of the company’s credit facility.

CREDIT AGREEMENT

     In February 2001, the company entered into a $250 million credit facility with a syndicate of financial institutions which replaced a previous $175 million bank facility. The credit facility has been amended or waivers have been obtained seven times with the most recent amendment effective March 20, 2003. The credit facility provides for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term B) and a $25 million revolving credit facility (reduced from $50 million at the company’s request as of March 20, 2003). Amortization of the term loan facilities commenced on March 31, 2002. The final maturity of the Term A facility and revolving credit facility is December 30, 2005. The Term B facility’s final maturity date is December 31, 2007.

     As of December 31, 2002, the company has $57.1 million and $129.8 million outstanding under the Term A and Term B facilities, respectively, bearing interest at 5.06% and 6.75%, respectively. During 2002, the company obtained a letter of credit in the amount of $7.5 million, which reduces amounts available under the revolving credit facility at December 31, 2002, bearing interest at 3.375%. The revolving credit facility requires an annual commitment fee of 0.5% on the remaining unadvanced amount. Of the $25 million revolving credit facility, $17.5 million remains available to the company.

     The required principal payments for the Term A loan total $19.5 million in 2003 and 2004 and $18.1 million in 2005. The required principal payments for the Term B loan total $1.4 million in 2003, 2004 and 2005, $60.8 million in 2006 and $65 million in 2007. Any outstanding balance under the revolving credit facility will be due in its entirety on December 30, 2005.

     The loans are required to be prepaid from excess cash flow, proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Proceeds of the term loan facility were used to finance a portion of the company’s expansion plan. Proceeds of the revolving credit facility are being used for general corporate and working capital needs. At the company’s option, the Term A credit facility bears interest at the London Interbank Offered Rate (LIBOR) plus a margin of 3.0% to 3.375% or an alternate base rate plus a margin of 2.0% to 2.375%, in each case where the margin is adjusted depending upon the company’s ratio of debt to operating cash flow. The Term B credit facility bears interest at LIBOR, subject to a 2.5% minimum, plus a margin of 4.25% or an alternate base rate plus a margin of 3.25%. Substantially all the property and assets of the company and the stock of the company’s subsidiaries are pledged as security for the credit facility.

     Covenants in the credit facility include restrictions on: (1) additional indebtedness; (2) payment of dividends or redemption of capital stock; (3) liens; (4) investment, acquisitions, dispositions or mergers; (5) transactions with affiliates; (6) capital expenditures (other than those associated with the company’s mine plan); (7) refinancing or prepayment of subordinated debentures; (8) changes in the nature of business conducted or ceasing operations at the principal operating properties; and (9) commodities hedging based upon annual palladium and platinum production. The company is also subject to financial covenants including a debt to operating cash flow ratio, a debt service coverage ratio and a debt to equity ratio.

     Events of default in the credit facility include: (1) a cross-default to other indebtedness of the company; (2) any material modification to the life-of-mine plans; (3) a change of control of the company other than the Norilsk Nickel transaction; (4) the failure to maintain agreed-upon annual PGM production levels; (5) any breach or modification of any of the sales contracts; and (6) failure to consummate by January 2, 2004 the Norilsk Nickel transaction or an alternate transaction which provides adequate levels of funding to the company through the issuance of equity or subordinated debt.

     During the fourth quarter of 2002, the company determined that it would likely not be in compliance with a minimum production covenant for 2002 in its credit agreement. As a result, the company obtained a waiver from its lenders dated December 31, 2002, which reduced the trailing four quarters production covenant requirement from 620,000 ounces to 612,500 ounces of palladium and platinum. As a result of the waiver, the company was in compliance with all production and financial covenants of the credit agreement as of December 31, 2002.

     In the first quarter of 2003, the company began implementing a long-range operating plan, which focuses on reducing its operating and capital costs with a 2003 PGM production target of 615,000 ounces. As a result, it determined that it would not likely be in compliance with its covenants under the credit agreement at March 31, 2003. Despite historically achieving positive net income, the company requires substantial funds for its necessary capital expenditures and to make the interest and principal payments under its credit facility. At December 31, 2002, the company’s available cash was $25.9 million. At the current palladium prices and without access to additional capital or borrowings under the revolving credit facility, management did not believe that the company’s cash would be sufficient to maintain its projected liquidity requirements through 2003. Consequently, the company began working with its lead banks to obtain amendments or waivers of various covenants under the credit agreement and to obtain access to additional borrowings under the revolving credit facility.

     On March 20, 2003, the company obtained an amendment to the credit agreement that, among other things, modifies certain production and financial covenants for the remaining term of the agreement and allows for the Norilsk Nickel transaction. The amendment also provides the company with access to the $17.5 million of availability under the revolving credit facility. This amendment modified covenants relating to the debt to EBITDA ratio, the debt service coverage ratio, production ounces and the minimum average primary development for the Stillwater and East Boulder mines. During the first quarter of 2003, the company’s debt to EBITDA ratio may not be greater than 3.55:1.0, its debt service coverage ratio may not be less than 2.20:1.0, annual production for the company may not be less than 565,000 ounces, its average primary development with respect to the Stillwater Mine may not be less than 5,000 feet and its average primary development with respect to the East Boulder Mine may not be less than 1,900 feet. All such covenants thereafter change quarterly as set forth in the credit agreement and the amendment. The amendment did not alter the debt to equity ratio, which, during the term of the credit agreement shall not be greater than 1.0:1.0. This amendment also modified the maximum capital expenditures permitted; during the fiscal year 2003, the company is permitted to make capital expenditures up to $57 million. Additionally, the developed proven ore reserves measure based on equivalent months of production was modified.

     Pursuant to the credit agreement, the company is required to use 50% of the net equity proceeds received from the sale of any equity securities to prepay the term loans. As such, the company is required to use $50 million of the $100 million cash proceeds received in the Norilsk Nickel transaction to prepay the term loans. In addition, pursuant to the amendment, the company must use 50% of the net cash proceeds from the sale of palladium received in the Norilsk Nickel transaction to prepay its term loans. In connection with the amendment, the company agreed to an amendment fee of 0.5% (approximately $1.1 million) and a 0.5% increase in the interest rate payable on the loans. A copy of such amendment is attached as Exhibit 10.1 of the company’s Form 8-K filed March 21, 2003. As a result of the amendments, the company believes it will remain in full compliance with the credit agreement throughout 2003.

PGM SALES AND HEDGING ACTIVITIES

     Palladium, platinum, rhodium and gold are sold to a number of consumers and dealers with whom the company has established trading relationships. Refined PGMs of 99.95% purity in sponge form are transferred upon sale from the company’s account at third party refineries to the account of the purchaser. Byproduct metals are purchased at market price by customers, brokers or outside refiners.

     During 1998, the company entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation, which, when combined, represent more than 97% of the company’s revenues.

     In late 2000 and in 2001, the company amended these contracts to extend the terms and to modify the pricing mechanisms. The contracts apply to the company’s production through December 2010. Under the contracts, the company has committed between 80% to 100% of its palladium production and between 70% to 100% of its platinum production. Metal sales are priced at a modest discount to market. The remaining production is not committed under these contracts and remains available for sale at prevailing market prices. The contracts provide for floor and ceiling price structures as summarized below:

	PALLADIUM				PLATINUM

	% of	Avg. Floor	% of	Avg. Ceiling	% of	Avg. Floor	% of	Avg. Ceiling
Year	Production	Price	Production	Price	Production	Price	Production	Price

2003	95%	$357	28%	$400	100%	$401	33%	$554
2004	100%	$371	39%	$644	80%	$425	16%	$856
2005	100%	$355	31%	$702	80%	$425	16%	$856
2006	100%	$339	16%	$981	80%	$425	16%	$856
2007	80%	$400	20%	$975	70%	$425	14%	$850
2008	80%	$385	20%	$975	70%	$425	14%	$850
2009	80%	$380	20%	$975	70%	$425	14%	$850
2010	80%	$375	20%	$975	70%	$425	14%	$850

     At March 24, 2003, the market prices for palladium and platinum were $216 and $655 per ounce, respectively. The sales contracts provide for adjustments to ounces committed based on actual production. The sales contracts contain termination provisions that allow the purchasers to terminate in the event the company breaches certain provisions of the contract and the breach is not cured within periods ranging from 10 to 30 days of notice by the purchaser. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The company has historically entered into hedging agreements from time to time to manage the effect of price changes in palladium and platinum on the company’s cash flow. Hedging activities consist of “forward delivery contracts” for future deliveries of specific quantities of PGMs at specific prices, the sale of call options and the purchase of put options and financially settled forwards. Gains or losses can occur as a result of hedging strategies. Hedging gains or (losses) of $9.2 million, $5.5 million and ($15.8) million were realized in 2002, 2001 and 2000, respectively. The percentage of the company’s sales ounces that are made pursuant to modified pricing mechanisms are summarized below:

	2002	2001	2000

Floor Pricing	38%	13%	—
Market Pricing	54%	61%	68%
Ceiling Pricing	8%	26%	27%
Forward Pricing	—	—	5%

     As of December 31, 2002, the company had no palladium or platinum committed for future delivery under either forward delivery contracts or under put and call option strategies. The company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the company’s hedge contract prices by a predetermined margin limit.

TITLE AND ROYALTIES

     The company holds 995 patented and unpatented lode or millsite claims covering approximately 16,000 acres along the J-M Reef mineral zone and on adjacent federal lands utilized for the company’s operations facilities. The company believes that approximately 130 of these claims cover 100% of the known apex of the J-M Reef. The remainder of the company’s unpatented claims either adjoin the apex of the J-M Reef or secure sites for surface operations. Prior to the moratorium on processing new applications for mining claim patents, the company had leasehold control on 1 patented claim under the Mouat Agreement, had been granted patents on 34 of its own claims (a combined total of 735 acres), and had 33 patent applications pending on 135 additional mining claims covering an area of 2,249 acres. The applications included claims owned directly by the company or held by the company in leasehold. During the fourth quarter of 2001, 31 new patents were issued to the company for 126 mining claims covering 2,126 acres. At year end 2001, patents had been issued for all submitted applications involving the claims owned directly by the company. In a decision dated April 30, 2002, the Montana State Office of the Bureau of Land Management rejected two mineral patent applications submitted prior to July 13, 1993 covering 123 acres in 9 mining claims held by the company in leasehold under the Mouat Agreement. The company has joined with the Mouat interests in appealing the decision to the U.S. Department of the Interior Board of Land Appeals (IBLA). In the event the decision is upheld, the 9 original claims will revert to unpatented mining claim status. The company does not believe that the final decision will have any adverse affect on the company’s operations or interest under the Mouat Agreement. The company presently maintains 825 active unpatented mining and millsite claims. Unpatented mining claims may be located on lands open to mineral appropriation and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and claims are more commonly subject to challenges of third parties, regulatory or statutory changes, or contests by the federal government. The validity of an unpatented mining claim or millsite claim, in terms of establishing and maintaining possessory rights, depends on strict compliance with a complex body of federal and state statutory and decision law regarding the location, qualifying discovery of valuable minerals, occupancy and beneficial use by the claimant.

     Of the company’s 995 controlled claims, 869 are subject to royalties, including 711 subject to a 5% net smelter royalty payable to Newmont Capital Limited, 56 subject to a 0.35% net smelter royalty payable to the Mouat family, and 102 subject to both royalties. During 2002, 2001 and 2000, the company incurred royalty expenses of approximately $6.9 million, $7.0 million and $7.2 million, respectively. At December 31, 2002, 100% of the company’s proven and probable ore reserves were secured by either its 161 patented mining claims or the 9 first-half certified claims pending the appeal ruling by the IBLA. Processing facilities at the East Boulder Mine are situated on 127 validated unpatented millsite claims.

SAFETY

     Mining operations are conducted at the Stillwater Mine and at the East Boulder Mine and involve the use of heavy machinery and drilling and blasting in confined spaces. The pursuit of safety excellence continues with the creation and implementation of our G.E.T. Safe safety and health management system. A new safety policy was developed and endorsed by the Chief Executive Officer. Senior Management re-emphasized there would be no compromise on the operating principle of Safety First, Production Will Follow. Safety stand-down training was utilized to demonstrate the urgency and commitment of management in the reduction of workplace accidents. Formal supervisor safety skills enhancement training was developed and provided in key safety management areas. Safety systems were implemented to support the identification and remediation of workplace hazards. Joint Union and Management Health and Safety Committees were created to enhance employee and management relationships regarding all aspects of health and safety.

     During 2002, the company improved its safety incident results by 24% and they are presently at historic lows. With continued focus and commitment to the G.E.T. Safe system, the company anticipates continuous and sustained health and safety improvements. The company’s total incident rate in 2002 was 7.7 for every 200,000 man hours worked, a significant improvement compared to a rate of 10.1 in 2001 and a rate of 15.1 in 2000. The company’s lost time accident rate in 2002 was 3.9 for every 200,000 man hours worked, as compared to 2.1 lost time accidents for every 200,000 man hours worked in 2001 and 2.2 in 2000. The increase in the company’s lost time accident rate is due to a change in policy during 2002 where the company eliminated all modified and restricted duty opportunities. The result of this policy change caused an increase in the lost time accident rate, however, in 2002 the company experienced a reduction in the number of accidents and their severity, with the severity rate decreasing from 353.8 in 2001 to 167.0 in 2002.

     The recognition and elimination of fatality potentials continues to be an organizational focus. The company is currently addressing this concern with a focus on Critical Task Analysis. This initiative utilizes natural work teams and their supervisors to identify all job tasks, analyze the tasks to identify the critical few and develop written safe work procedures derived from this analysis. The initiative will provide assurance that the critical aspects of each job have been analyzed for loss potential and training procedures developed. The outcome will be enhanced employee involvement, competency skills training and reduced loss potentials.

     In December 2002, the Mine Safety and Health Administration (MSHA) of the U.S. Department of Labor conducted certain inspections with respect to the company’s mining equipment. As a result of these inspections, it was determined that some of the company’s mining equipment did not comply with MSHA’s noise regulations. The correction of conditions noted in these inspections has significantly disrupted production. Included in these corrections are concerns dealing with machinery noise levels, new interpretations of standards and renewed emphasis on explosives by the U.S. Department of Homeland Security, which restricts the handling of explosives by non-U.S. employees. The company is aggressively working with MSHA to address the concerns raised with respect to these inspections. The company hopes to resolve these issues in the near future; however, there can be no certainty that future disruptions will not occur.

     The metallurgical complex in Columbus, Montana has continued to maintain a low lost-time accident rate and is the first ever three-time recipient of the Governor’s Safety and Health Achievement Award. The smelter is a nine-time recipient and the refinery is a five-time recipient of the Sharp’s Award, which exempts these facilities from routine Occupational Safety and Health Administration inspections. See “Business and Properties — Risk Factors”.

EMPLOYEES

     As of December 31, 2002 and 2001, the company had 1,575 and 1,617 employees, respectively, in the following areas:

	NUMBER OF
	EMPLOYEES AT
SITE	DECEMBER 31,

	2002	2001

Stillwater Mine	1,067	1,122
East Boulder Mine	325	306
Metallurgical Complex	135	126
Columbus Administration and Support	48	63

Total	1,575	1,617

     All of the company’s hourly employees at the Stillwater Mine, the East Boulder Mine, the smelter and refinery are represented by the Paper, Allied Industrial, Chemical and Energy Workers International Union (PACE). On July 1, 1999, a new five-year contract was negotiated which covers substantially all hourly workers at the Stillwater Mine, the smelter and the refinery and calls for an annual average wage increase of approximately 4% per annum. On July 1, 2002, a new three-year contract was negotiated which covers all hourly workers at the East Boulder Mine and calls for an average wage increase of approximately 4% per annum.

     The company competes for individuals skilled in underground hard rock mining techniques. Although the company has historically experienced a shortage of qualified miners, the periodic downturns affecting gold, silver and base metal mining has made available a number of skilled underground miners. In addition, the company has instituted a training program to bring new employees up to the status of qualified, experienced underground miners bringing the total number of miners at the Stillwater Mine and the East Boulder Mine at the end of 2002 to 337 and 106, respectively, as compared to 381 and 75, respectively, at the end of 2001. See “Business and Properties — Risk Factors”.

     In an effort to reduce costs, in June 2002, the company amended certain provisions of the incentive bonus plan at the Stillwater Mine which reduced the amount of incentive bonus paid to affected employees by 25% and which restructured the manner in which these bonuses are paid. As a result the company began experiencing industrial relations problems, including reduced production in the third quarter of 2002.

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

     The Stillwater Mine and East Boulder Mine are located on the northern edge of the Absaroka-Beartooth wilderness, about 30 miles north of Yellowstone National Park. Due to the proximity of the company’s operations to Yellowstone National Park and a wilderness area, the company’s operations are subject to stringent environmental controls which may adversely impact the company’s revenues. For example, increasingly stringent requirements may be adopted under the Clean Water Act, Clean Air Act or Endangered Species Act which could require installation of environmental controls not required of competitors located overseas. See “Business and Properties — Risk Factors.”

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

     Generally, compliance with the above statutes requires the company to obtain permits issued by federal, state and local regulatory agencies and to file various reports and keep records of its operations affecting the environment. Certain permits require periodic renewal or review of their conditions. The company cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed, non-renewal of permits or the imposition of additional conditions could have a material adverse effect on the company’s financial condition and results of operations. See “Business And Properties — Risk Factors.”

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

     Permitting and Reclamation. Operating Permit 00118 and 00149 issued by the Montana Department of State Lands encompasses approximately 2,450 acres at the Stillwater Mine located in Stillwater County, Montana and 977 acres at the East Boulder Mine located in Sweetgrass County, Montana. The permits delineate lands that may be subject to surface disturbance. At present, approximately 327 acres have been disturbed at the Stillwater Mine, 150 of which are occupied by two tailings impoundments, and 175 acres have been disturbed at the East Boulder Mine. The company employs concurrent reclamation wherever feasible.

     Reclamation regulations affecting the company’s operations are promulgated and enforced by the Hard Rock Bureau of the Montana Department of Environmental Quality (DEQ). Additional reclamation requirements may be imposed by the United States Forest Service (USFS) during the permitting process. For regulatory purposes, reclamation does not mean restoring the land to its pre-mining state. Rather, it means returning the post-mining land to a state which has stability and utility comparable to pre-mining conditions. Reclamation concerns include stabilization and vegetation of disturbed lands, controlling drainage from portals and waste rock dumps, removal of roads and structures, neutralization or removal of process solutions and visual aesthetics. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Environmental Obligations.”

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

     In the first quarter of 1999, an environmental group filed a complaint against the Montana DEQ challenging the adequacy of the Environmental Impact Statement and reclamation provisions developed in connection with the amendment to the permit. The company was not named in the complaint. In mid-2000, the company signed an agreement with the group and its affiliates (the Councils). Under the terms of the agreement, the Councils withdrew litigation against the Montana DEQ. The Councils also agreed not to file a protest against the renewal of the company’s water quality permit at the East Boulder Mine. For its part, the company agreed to programs that will reduce traffic flows to both the Stillwater Mine and the East Boulder Mine. In addition, the company will fund expanded monitoring programs and the development of a watershed partnership for the Boulder River basin to assist residents in improving the quality of surface and ground water. Included in this is the funding of a long-term fishery study. The company estimates the total cost of all the environmental programs associated with the implementation of the agreement to be approximately $320,000 annually.

PENDING TRANSACTION WITH MMC NORILSK NICKEL

     On November 20, 2002, the company and Mining and Metal Company Norilsk Nickel (Norilsk Nickel), a Russian mining company, signed a definitive agreement whereby Norimet, a wholly-owned subsidiary of Norilsk Nickel, will acquire a 51% majority ownership in Stillwater through the issuance of 45.5 million newly issued shares of Stillwater common stock in exchange for $100 million cash and approximately 877,000 ounces of palladium, valued at $241 million, based on the November 19, 2002, London PM fix of $275 per ounce and $189 million based on the March 24, 2003 London PM fix of $216 per ounce. Additionally, after the closing of the transaction and subject to certain conditions, Norilsk Nickel would commence a tender offer to acquire additionally up to 4.3 million Stillwater shares, 10% of the currently outstanding shares, from the public at a cash price of $7.50 per share. If completed, the tender offer would increase Norilsk Nickel’s ownership in Stillwater to approximately 56% of the outstanding shares.

     Norimet and Stillwater have established accounts with J.P. Morgan Chase Bank in London, UK for the storage, evaluation and transfer of the palladium consideration in connection with the transaction. The palladium consideration, comprised of approximately 877,000 ounces of palladium, is currently being held in Norimet’s account at J.P. Morgan, and will remain in such account until closing, subject to certain conditions. An independent expert is in the process of verifying the purity and weight of the palladium.

     The agreement provides that Stillwater and Norilsk Nickel will negotiate in good faith to enter into a PGM agreement within 6 months following the closing, whereby Stillwater will purchase at least one million ounces of palladium annually from Norilsk Nickel. Stillwater intends that the metal received from Norilsk Nickel, as well as the metal purchased under the PGM agreement, will be sold to customers, depending upon market conditions and the ability to place the metal, pursuant to new long-term contracts. In an effort to minimize market risk, the company does not intend to agree to purchase any palladium from Norilsk Nickel before such long-term contracts are in place.

     A new Board of directors would be formed consisting of nine members. The Board would include five Norilsk Nickel appointees, at least two of whom would be independent, Stillwater’s CEO who would be Chairman of the Board and three independent members from Stillwater’s current Board. Thus, a majority of the Board would be independent as defined by the NYSE and the current management team would be retained to manage the operations.

     The company presently expects to complete the transaction with Norilsk Nickel during the second quarter of 2003. The transaction is subject to a number of conditions, including the approval of Stillwater’s stockholders, the completion of Hart-Scott-Rodino antitrust review and other customary approvals. The company is required to use half of the cash proceeds and half of the net proceeds from the sale of the palladium received from the transaction to prepay the term loans. See “Credit Agreement.”

     The company and Norilsk Nickel have received a request for additional information from the U.S. Federal Trade Commission as part of its review of mergers and acquisitions reported under the Hart-Scott-Rodino Antitrust Improvements Act. The parties are in the process of gathering information to respond to the request, have provided some responsive information to the Federal Trade Commission and intend to comply with the request as soon as practicable.

     On January 17, 2003, the company received notice from the Committee for Foreign Investment in the United States, that no further action would be taken with respect to the transaction under the Section 721 of the Defense Production Act, commonly known as the Exon-Florio Amendment.

     Further information regarding the transaction with Norilsk Nickel is available in the company’s preliminary proxy statement filed with the Securities and Exchange Commission, as amended. The company expects to schedule a special meeting of its stockholders to consider the transaction in the second quarter of 2003, and will mail to stockholders a definitive proxy statement in connection with such meeting. On March 20, 2003, the company received the necessary amendment under its credit agreement in connection with the transaction.

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

DEMAND

     Palladium demand increased for the period 1993 through 2000 but dropped in 2001 and 2002 as a result of several factors including a general worldwide downturn in economic conditions, efforts by car companies to limit the amount of palladium used in their products, substitution of other materials for Palladium, customer use of stockpiled material and high prices experienced in 2000 and 2001. According to Johnson Matthey, PLC’s report published in November 2002, demand or purchases of palladium had grown from 4.3 million ounces in 1993 to 9.0 million ounces in 2000, thereafter decreasing to 6.8 million ounces in 2001 and an estimated 4.9 million ounces in 2002 as consumers switched to alternative materials, including platinum, engaged in thrifting (obtaining the same or better performance results with less material), and began to use safety stocks accumulated prior to 2001. While consumption of palladium as compared with demand is difficult to measure, Johnson Matthey estimates consumption for autocatalysts in 2002 likely exceeded demand by 1.5 million ounces as U.S. auto manufacturers made large scale use of inventory stocks.

     Johnson Matthey also reported that platinum demand has increased from 4.1 million ounces in 1993 to 6.4 million ounces in 2002, a 56% increase and that demand for platinum exceeded supply in 2002 by 490,000 ounces, or 8%.

     PGMs unique physical qualities include: (i) a high melting point; (ii) superior conductivity and ductility; (iii) a high level of resistance to corrosion; (iv) strength and durability; and (v) strong catalytic properties. Palladium, like platinum, has numerous industrial applications and when combined with silver, provides an extremely conductive material.

     The largest application for palladium is in the automotive industry. This industry represented approximately 71% of the worldwide palladium demand in 2001, but fell to 57% of the worldwide demand in 2002. According to Johnson Matthey, demand for palladium in the next several years is expected to resume growing, driven primarily by its use in the production of automotive catalysts which reduce harmful automobile emissions. In the U.S., the automobile industry must comply with standards that decrease automotive emissions to National Low Emission Vehicle standards beginning with the 1999 model year vehicles. Europe and Japan have adopted more stringent standards for the future as well. With growing concern for cleaner air, it is expected that greater attention to automobile emissions will continue. This will have an undetermined effect on palladium and platinum. Prices of palladium reached record levels in 2001. On January 26, 2001, the price of palladium on the London PM Fix was $1,090. Given the 2001 prices, some substitution of platinum for palladium has been experienced in the manufacturing and automotive catalyst sectors.

     Norilsk Nickel and the company have been advised by certain U.S. customers that such consumers are reluctant to enter into long-term supply contracts with Russian palladium companies because: (i) some Russian companies have not on a timely basis and/or consistently delivered metal in the past; (ii) Russian secrecy laws and regulation of exports will create supply reliability risk; and (iii) these companies have little or no assets in the U.S., which gives the consumers little recourse if a supply contract is breached. Additionally, Norilsk Nickel has advised the company that is has had little success in procuring long-term contracts for the sale of substantial amounts of its palladium. The company will receive 877,000 ounces of palladium from Norilsk Nickel, and expects to enter into a PGM Agreement to purchase an additional 1,000,000 ounces of palladium annually from Norilsk Nickel. The company believes that U.S. consumers may be interested in purchasing such palladium, based upon the company’s contact with such consumers, the company’s reputation and its presence in the U.S. The company therefore believes that the transaction with Norilsk Nickel will increase the reliability of the palladium supply in North America and thereby increase consumer confidence in the palladium marketplace, and that this could lead to an increase in demand for palladium.

     Johnson Matthey estimated that approximately 15% of the palladium supply is consumed in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices. However, given the higher palladium price during the first half of 2001, some substitution of base metals for lower end applications has occurred. Johnson Matthey also reported that dentistry continues to be a major user of palladium for gold-based dental alloys, and represented approximately 15% of the palladium demand for 2002.

     According to Johnson Matthey, approximately 55% of current world platinum production is used for industrial and manufacturing processes, most significantly for the manufacture of catalytic converters for the global auto industry. In addition to catalytic converters, industrial uses of platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasolines and fuel cells. The balance of current platinum demand is for the production of jewelry, such as gem settings for rings, and for investment/collector coins. Johnson Matthey also reported that demand for platinum exceeded supply in 2002 by 490,000 ounces, or 8%. See “Business and Properties — Risk Factors.”

SUPPLY

     The leading global sources of palladium and platinum production are mines located in the Republic of South Africa and Russia. The Johnson Matthey report estimated that South Africa provided approximately 45% of the palladium and 76% of the platinum worldwide during 2002. Johnson Matthey noted that the principal PGM mining companies in the Republic of South Africa are Anglo American Platinum Corporation, Ltd., Impala Platinum Holdings, Ltd. and Lonmin Ltd. The same Johnson Matthey report estimated that Russia, as a byproduct of nickel production, provided approximately 33% of the palladium and approximately 16% of the platinum worldwide in 2002. Additionally, the report indicated that Russia had a large above ground strategic inventory of palladium, of unknown size, which has been somewhat depleted by sales over the last decade. Palladium and platinum are also produced in Canada primarily as a byproduct of nickel and copper mining.

     Johnson Matthey expects the supply of palladium will be relatively flat in the near term but may increase in the future as a result of the expansion of platinum production in South Africa. Johnson Matthey estimates that MMC Norilsk Nickel in Russia produces approximately 3.0 million ounces of palladium a year as a byproduct of nickel mining, and that portions of Russian government stockpiles accumulated over the years also are exported each year. If Russian government stockpiles of palladium and platinum still exist and are extensive, and if they are disposed of in the market in significant quantities, the increased supply could result in lower prices. The company has been informed by U.S. automotive manufacturers that they have been reluctant to source their long-term PGM requirements from Russia, due the erratic nature of Russian deliveries in the past, differing legal systems and limited assets in the U.S., providing little or no recourse to the automotive companies.

     The company believes that the transaction with Norilsk Nickel will increase the reliability of the palladium supply in North America and thereby increase customer confidence in the palladium marketplace, and that this could lead to an increase in demand for palladium. The company will receive 877,000 ounces of palladium in the transaction, and expects to enter into a PGM Agreement to purchase an additional 1,000,000 ounces of palladium annually from Norilsk. The company believes that U.S. consumers may be interested in purchasing such palladium from the company, based upon the company’s contact with such consumers, the company’s reputation and its presence in the U.S..

     In addition to these sources, PGMs are recovered from automotive catalytic converters acquired from scrap dealers. A small but growing industry has developed in the collection and recovery of PGMs from scrap sources, including automotive catalytic converters, electronic and communications equipment and petroleum catalysts. The company also processes small shipments of spent automotive catalysts.

PRICES

     The company’s revenue and earnings depend upon world palladium and platinum prices. The company has no control over these prices, which tend to fluctuate widely. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Revenue” and “Factors That May Affect Future Results and Financial Condition.” The company believes that the transaction with Norilsk Nickel will increase the reliability of the palladium supply in North America and thereby increase customer confidence in the palladium marketplace, and that this could lead to an increase in demand for palladium. (See “Supply” above.) However, this increased supply of palladium in North America without corresponding increase in demand could result in lower palladium prices which could in turn adversely affect the Company’s revenues from the sale of palladium mined by the Company. The volatility of palladium and platinum prices is illustrated in the following table of the London PM Fix of annual high, low and average prices per ounce.

	PALLADIUM			PLATINUM

YEAR	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE

1996	$144	$114	$128	$432	$367	$397
1997	$239	$118	$177	$497	$343	$396
1998	$419	$201	$284	$429	$334	$372
1999	$454	$285	$358	$457	$342	$377
2000	$970	$433	$681	$622	$414	$544
2001	$1,090	$315	$604	$640	$415	$529
2002	$435	$222	$338	$607	$453	$539
2003*	$269	$216	$249	$704	$603	$663

*     (Through March 24, 2003)

AVAILABLE INFORMATION

The company’s Internet Website is http://www.stillwatermining.com. The company makes available, free of charge, through its Internet Website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after the company electronically files such materials with, or furnishes them to, the Securities & Exchange Commission.

RISK FACTORS

     Set forth below are certain risks faced by the company.

FURTHER AMENDMENTS OR WAIVERS OF THE COMPANY’S CREDIT AGREEMENT MAY BE NECESSARY AND MAY NOT BE OBTAINED

     The company’s agreement with a syndicate of financial institutions provides a credit facility used to finance a portion of the expansion plan and contains covenants relating to the accomplishment of specific production objectives, capital cost and financial targets. The company’s liquidity is an ongoing concern of management. Despite historically achieving positive net income, the company requires substantial funds for its necessary capital expenditures and to make the interest and principal payments under its credit facility. The company’s plans and operating decisions are limited by the company’s available funds and it needs to comply with covenants in the credit agreement. The credit facility consists of term loans and a revolving credit facility. The company has obtained amendments or waivers of various covenants on seven occasions.

     Based upon the company’s current cash projections at the present low price of palladium and taking into effect the sales contracts and the March 20, 2003 amendment to the credit agreement, the company believes that it will have sufficient cash liquidity through the end of 2003, not taking into account unexpected or extraordinary events. However, if significant operational problems are incurred, the company may breach one of its covenants and require a further amendment. Under such circumstances, if necessary amendments are not granted, the loans will be in default and immediately due and payable. For further information on the credit facility, see “Business and Properties – Current Operations – Credit Agreement.”

THE COMPANY WILL FACE OPERATIONAL, LIQUIDITY AND CAPITAL RISKS IF THE NORILSK NICKEL TRANSACTION IS NOT CONSUMMATED

     The company explored its strategic alternatives for more than one year prior to entering into the agreement with Norilsk Nickel. Since September 2001 the company and its financial advisors have contacted more than 18 parties and executed confidentiality agreements with 14 of these parties. However, the company only received the Norilsk Nickel proposal and a preliminary proposal from another company to discuss a possible joint venture at East Boulder. The company’s efforts were largely unsuccessful prior to the Norilsk Nickel proposal. Therefore, if the Norilsk Nickel transaction is not consummated, there may be no other strategic alternatives available to the company. Due to the production, cost and credit agreement issues, the company believes that it may face substantial financial difficulties if the company continues to operate on a stand-alone basis. If the Norilsk Nickel transaction is not consummated, the company expects to examine alternative sources of funding, as well as possible changes to its operating plans, which could include downsizing operations, altering development plans and reducing employment.

     The company’s board of directors approved the Norilsk Nickel transaction as a result of its numerous concerns about the company’s prospects and following an extensive exploration of financial and third party alternatives. The company’s board of directors believes that consummation of the Norilsk Nickel transaction is in the best interests of the stockholders.

     The Norilsk Nickel transaction is subject to a number of conditions, including the approval of the company’s stockholders, the completion of Hart-Scott-Rodino antitrust review and other customary approvals. The company cannot assure that all of these approvals will be obtained or that the Norilsk Nickel transaction will be completed.

     The company will be in default of the credit agreement if by January 2, 2004 the Norilsk Nickel transaction or an alternate transaction which provides adequate levels of funding to the company through the issuance of equity or subordinated debt is not completed. The company believes there may be no other strategic alternative available to the company at this time if the Norilsk Nickel transaction is not completed. Thus the company will likely be in default of its credit agreement if the Norilsk Nickel transaction is not completed by January 2, 2004. The consequences of a default would be that the bank lenders would have the right to declare all of the outstanding loans immediately due and payable.

THE COMPANY EXPERIENCED CERTAIN OPERATING AND PRODUCTION ISSUES IN 2002 WHICH MAY CONTINUE IN 2003

     In the summer of 2002, the company increased the level of production in the Stillwater Mine in an area of the mine known as the upper west. The ore grade (percentage of PGMs contained in rock mined) from the upper west was lower than the grade for the other ore mined by the company, thus reducing the company’s ability to produce ounces in line with its prior forecasts. East Boulder Mine ore grade improved during 2002, but was below the company’s target rate of increase in ore grade. In addition, the company experienced delays with infrastructure modifications for ventilation and electrical services at the Stillwater Mine, which also affected production.

     In an effort to reduce costs, in June 2002, the company amended certain provisions of the incentive bonus contract with its labor unions regarding the Stillwater Mine to correct an unintended prior increase in the amount of incentive bonus paid to affected employees in January 2002. As a result, the company experienced industrial relations problems in the third quarter, including reduced production by affected employees from historical levels.

     From and after the fourth quarter of 2002, production at the Stillwater Mine has been affected by issues arising from increased MSHA enforcement activity. The correction of conditions noted in these inspections has significantly disrupted production. Included in these corrections are new interpretations of standards and renewed emphasis on explosives use and handling driven by the U.S. Department of Homeland Security. The company is aggressively working with MSHA to address the concerns raised with respect to these inspections. The company hopes to resolve these issues in the near future, however, there can be no certainty that further disruptions will not occur. During the last six months the company’s accident incident rate has been at historic lows and management fully expects this trend to continue as a result of actions it has taken.

     The company continues to work toward resolution of these issues, however, some or all of these problems may continue or worsen in 2003.

THE COMPANY MAY NOT MEET THE NEW YORK STOCK EXCHANGE’S CONTINUED LISTING STANDARDS IF ITS COMMON STOCK IS LESS THAN $1.00 PER SHARE FOR 30 DAYS OR IT IS UNABLE TO MEET ITS DEBT OBLIGATIONS

     The price of the company’s common stock has declined since early 2001, due to its operational, labor and production problems and its recurring need to amend the covenants under its credit agreement, as well as general domestic and worldwide economic conditions, including declining stock and commodity prices in the United States, depressed palladium prices and the events of September 11, 2001. (See “Operating Plan”). The company’s stock closed at $35.90 on January 2, 2001, $19.20 on January 2, 2002, $5.42 on January 2, 2003 and $2.81 on March 24, 2003. During this period, the company has been required to obtain seven amendments and/or waivers under its credit agreement. (See “Credit Agreement”).

     The company issued a press release on February 18, 2003, announcing that it was seeking an amendment or waiver of the covenants under its credit agreement and to gain access to an additional $17.5 million under the revolving credit facility. The press release noted that the company’s loan would be immediately due and payable if the company was unable to obtain such amendment or waiver and that its cash would not be sufficient to maintain its projected liquidity requirements through 2003.

     Following this announcement, the company received a letter from the New York Stock Exchange (“NYSE”), dated February 26, 2003, regarding the NYSE’s continued listing standards. The letter informed the company that the NYSE would be monitoring its listing status, and that the company could lose its listing if it did not meet these standards, including if its share price fell below $1.00 per share for 30 consecutive days or if it was unable to meet its debt obligations.

     The company received the necessary waivers and amendments to its credit agreement on March 20, 2003 and gained access to the $17.5 million revolver under the credit facility. The company currently believes it has sufficient funds to continue its operations and meet its debt obligations through 2003. The company further believes that the Norilsk Nickel transaction should be completed in 2003. The consideration to be received by the Company from Norilsk Nickel, comprised of $100 million in cash and 877,000 ounces of palladium, will provide the company with sufficient liquidity for the foreseeable future. However, there are a number of conditions to the Norilsk Nickel transaction and if the transaction is not completed in 2003, the company may not be able to continue to meet the listing requirements of the NYSE. (See “The Company Will Face Operational, Liquidity and Capital Risks if the Norilsk Nickel Transaction Is Not Consummated” above).

     The closing price of the company’s common stock was $2.81 per share on March 24, 2003, which is above the $1.00 per share continued listing standard. However, due to the company’s ongoing production, labor and operational problems, as well as worldwide economic conditions, the company is also unable to assure that its stock price will remain above $1.00 per share. If the company’s stock price falls below $1.00 per share, the company may also lose its listing on the NYSE.

     If the company loses is listing on the NYSE for any reason, it could lose an important source for potential new capital and stockholders would likely have decreased liquidity with respect to their shares.

VULNERABILITY TO METALS PRICE VOLATILITY—CHANGES IN SUPPLY AND DEMAND COULD REDUCE MARKET PRICES

     Since the company’s sole source of revenue is the sale of platinum group metals, changes in the market price of platinum group metals significantly impacts profitability. Many factors beyond the company’s control influence the market prices of these metals.

These factors include global supply and demand, speculative activities, international political and economic conditions and production levels and costs in other platinum group metal producing countries, principally Russia and South Africa.

     The market prices of palladium fell significantly during 2002. The price for palladium, which had reached record high price levels of $1,090 per ounce in January 2001 had fallen sharply to approximately $440 per ounce by December 31, 2001 and fell further to approximately $222 per ounce by the fourth quarter of 2002. At March 24, 2003, palladium was approximately $216 per ounce. The price for platinum fell from $640 per ounce early in 2001 to approximately $480 per ounce by December 31, 2001 but recovered to approximately $655 per ounce at March 24, 2003. The economic contraction experienced in the United States and worldwide may lead to further volatility in market prices of PGMs, particularly if demand for PGMs falls in connection with reduced automobile and electronics production. In addition, the worldwide economy may be adversely affected by political events and related events and conditions in the United States and abroad, including in the Middle East. Any such economic downturn or drop in prices could adversely impact the company’s results of operations and could impair its ability to achieve its financial and operating plans. Because of the recent declines in the price of palladium, the company has adjusted its production goals to consider the PGM market outlook, cost of production, ore grade and tonnage, and ounces to be produced. In the current price environment and considering the company’s funding requirements, its production target for 2003 has been revised to approximately 615,000 ounces.

     If other producers dispose of substantial amounts of platinum group metals from stockpiles or otherwise, the increased supply could reduce the prices of palladium and platinum. Reductions in PGM prices adversely impact the company’s revenues, profits and cash flows. Protracted periods of low metals prices could significantly reduce revenues and the availability of required development funds to levels that could cause portions of the company’s ore reserves and production plan to become uneconomic causing substantial reductions to PGM production or suspension of our mining operations. See “Business and Properties — Competition: Palladium and Platinum Market” for further explanation of these factors.

     In consummating the Norilsk Nickel transaction, a substantial portion of the consideration to be received will be paid in palladium. Norilsk Nickel must pay the company approximately 877,000 ounces of palladium, which was valued at approximately $241 million as of November 19, 2002, the last trading day before the date on which the agreement with Norilsk Nickel was signed (based on the then current price of palladium, which was approximately $275 per ounce). Based on the price of palladium on March 24, 2003 ($216 per ounce), the palladium portion of the consideration to be received from Norilsk Nickel was valued at approximately $189 million.

     Any increase or decrease in the price of palladium after closing will affect the cash proceeds ultimately realized from the sale of such palladium.

     Following the closing of the Norilsk Nickel transaction, the company’s primary source of revenue will continue to be the sale of PGMs. The company also expects to enter into a PGM Agreement with Norilsk Nickel to purchase 1 million ounces of palladium on an annual basis for sale to customers in order to provide an additional source of revenue. This increased supply of palladium in North America could negatively affect the price of palladium in the world market, which could in turn adversely affect the company’s revenues from the sale of palladium mined by the company. The PGM Agreement would provide the company with an additional source of palladium (as well as other platinum group metals) but would not create any diversification in its product line.

HEDGING AND LONG-TERM SALES CONTRACTS COULD LIMIT THE REALIZATION OF HIGHER METAL PRICES

     The company enters into hedging contracts from time to time in an effort to reduce the negative effect of price changes on its cash flow. These hedging activities typically consist of contracts that require the company to deliver specific quantities of metal, or to financially settle the obligation in the future at specific prices, the sale of call options and the purchase of put options. At March 24, 2003, the market prices for palladium and platinum were $216 and $655 per ounce, respectively. At December 31, 2002, the company had no outstanding hedge commitments. See “Business and Properties — Current Operations – Sales and Hedging Activities” for a discussion of the company’s hedge positions. While hedging transactions are intended to reduce the negative effects of price decreases, they can also prevent the company from benefiting from price increases. When PGM prices are above the price for which future production has been sold, the company would have an opportunity loss. During 2002, 2001 and 2000, the company reported hedging gains or (losses) of approximately $9.2 million, $5.5 million and ($15.8) million, respectively. The company has entered into long-term sales contracts that provide a floor price and a ceiling price for sales of a portion of its production. To the extent commodity prices exceed the ceiling price of the sales contracts, the company will not receive full market price at the time of sale. For a description of these contracts, see “Business and Properties—Current Operations — Sales and Hedging Activities”.

ACHIEVEMENT OF THE COMPANY’S PRODUCTION GOALS IS SUBJECT TO SIGNIFICANT UNCERTAINTIES

     The company’s achievement of production goals depends upon its ability to sustain production at the Stillwater and East Boulder Mines and its related facilities. Ongoing operations require the company to develop mine facilities to commence and maintain production within budgeted levels. The company has previously and may need to further revise its plans and cost estimates for the Stillwater Mine and East Boulder Mine as the mining progresses. See “Business and Properties — Current Operations” for further discussion of the company’s operating plans. Among the major risks to a successful operating plan are potential cost overruns during development of mine operations and the ability to retain sufficient numbers of skilled underground miners.

     Based on the complexity and uncertainty involved in operating underground mines, it is difficult to provide accurate production and cost estimates. The company cannot be certain that either the Stillwater or East Boulder Mines will achieve the production forecast or that the expected operating cost levels will be achieved or that funding will be available from internal and external sources in necessary amounts or on acceptable terms to continue the necessary development work. Failure to achieve the company’s production forecast would negatively impact the company’s revenues, profits and cash flows. The reduction of production levels would also impact certain covenants under the company’s credit facility relating to the accomplishment of specified production and financial goals. As underground operations expand at depth and horizontally, it is likely that operating costs will increase unless employee productivity is increased. In addition, as additional underground infrastructure is constructed, amortization will increase unless additional ore reserves are identified. Such increase in costs could adversely affect the company’s profitability.

     In order to pursue the mine plan, the company incurs continuing costs to construct the expanding infrastructure of the mine. Such costs, which include costs of construction of shafts, footwall laterals, ramps, ventilation, electrical, and piping systems, are included in cost pools that accumulate (net of amortization) over the life of the mine. The company amortizes these costs over the expected units of production over the life of the mine using a per unit calculation that is based on accumulated costs to date (net of amortization to date) divided by the proven and probable reserves at the point of estimate. There are changes in the per unit estimate of infrastructure cost allocation as the cost pool changes and as the proven and probable reserves change as a result of production and development of new reserves. The per unit rate of amortization may be higher or lower from one period to another as the cost pool may change disproportionately in relation to the change in proved and probable reserves. If infrastructure costs are incurred and accumulated during a period when reserves change in a manner and/or at a rate that is disproportionate to the change in the amortizable cost pool, the amortization rate per unit will increase or decrease. Since infrastructure costs will continue to be incurred over most of the life of the mine and will be amortized over the proven and probable reserves over the life of the mine, there will be variation in the amortization rate as new costs are incurred and estimates of proven and probable reserves change. If actual ore produced is less than the estimates of proven and probable reserves on which the amortization rate is calculated, the company may recognize lower margins or may incur losses in the later periods of production to the extent that unamortized costs are spread over a lower number of units of production.

     In the course of seeking to increase production, the company has historically experienced difficulties resulting from development shortfalls and production constraints including underground materials handling constraints, equipment unavailability, operational inconsistencies, ventilation constraints and service interruptions. New mining operations often experience unexpected problems during the development and start-up phases, which can result in substantial delays in reaching commercial production. The operating plan further contemplates a significant effort to reduce expenses. The company may experience difficulties in achieving these production goals. The company may also continue to experience difficulties and delays as it adjusts production. Furthermore, at the Stillwater Mine, the company has experienced an increase in total cash costs per PGM ounce increasing from $198 in 1999 to $264 in 2000 and 2001 and to $263 in 2002.

     New mining operations often experience unexpected problems during initial years of operation, which can result in substantial delays in reaching commercial production. The East Boulder Mine commenced commercial operations in 2002 and has an operating history of one year. As a result, estimates of future cash operating costs at East Boulder are based largely on the company’s limited experience at the East Boulder Mine and operating experience at the Stillwater Mine portion of the J-M Reef. Actual production, cash operating costs and economic returns may differ significantly from those currently estimated or those established in future studies and estimates.

THE COMPANY DEPENDS UPON A FEW CUSTOMERS AND ITS SALES AND OPERATIONS COULD SUFFER IF IT LOSES ANY OF THEM

     The company is party to long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi

Corporation, each of whom represent more than 10% of the company’s revenues. For more information about these sales contracts, see “Business and Properties — Current Operations — Sales and Hedging Activities”.

     As a result of these contracts, the company is subject to the customers’ compliance with the terms of the contracts, their ability to terminate or suspend the contracts and the customers’ willingness and ability to pay. The loss of any of these customers would require the company to sell at prevailing market prices, which may expose it to lower metal prices as compared to the floor price structures under the sales contracts. In the event the company becomes involved in a disagreement with one or more of its customers, their compliance with these contracts may be at risk. In such an event, the company’s operating plans could be threatened. In addition, under the company’s syndicated credit facility, a default or modification of the sales contracts could prohibit additional loans or require the repayment of outstanding loans. A termination or breach by a customer could impact the company’s operations and negatively impact the company’s financial results. The contracts are designed to limit the downside risk of metal prices at the risk of foregoing a portion of upside price potential should market prices exceed the price ceilings. See “Business and Properties — Current Operations — Sales and Hedging Activities” for additional information about the sales contracts.

USERS OF PGMS MAY SUBSTITUTE OTHER MATERIALS FOR PALLADIUM AND PLATINUM

     High PGM prices may lead users of PGMs to substitute other materials for palladium and platinum. The automobile, electronics and dental industries are the three largest sources of palladium demand. In response to supply questions and high market prices for palladium, some automobile manufacturers have sought alternatives to palladium and may reduce their PGM purchases. There has been some substitution of other metals for palladium in the automobile, electronics and dental applications. Substitution in all of these industries may increase significantly if the PGM market prices rise or if supply becomes unreliable. Significant substitution for any reason, in the absence of alternative uses for palladium being identified, could result in a material PGM price decrease, which would negatively impact the company’s revenues.

LIMITED AVAILABILITY OF ADDITIONAL MINING PERSONNEL AND UNCERTAINTY OF LABOR RELATIONS MAY AFFECT THE COMPANY’S ABILITY TO ACHIEVE ITS PRODUCTION TARGETS

     The company’s operations depend significantly on the availability of qualified miners. Historically, the company has experienced high turnover with respect to its miners. In addition, the company must compete for individuals skilled in the operation and development of mining properties. The number of such persons is limited, and significant competition exists to obtain their skills. The company cannot be certain that it will be able to maintain an adequate supply of miners and other personnel or that its labor expenses will not increase as a result of a shortage in supply of such workers. The company currently employs 443 miners. Failure to maintain an adequate supply of miners could limit the company’s ability to meet its contractual requirements. The company currently has approximately 1,575 employees, about 870 located at the Stillwater Mine and 102 at the Columbus facilities, which are covered by a collective bargaining agreement with PACE Local 8-001, expiring June 30, 2004. On July 1, 2002, employees at the East Boulder Mine became covered by a collective bargaining agreement with PACE Local 8-001, expiring June 30, 2005. About 245 employees were covered under this agreement at December 31, 2002. In the event the company’s employees were to engage in a strike or other work stoppage, it could experience a significant disruption of the company’s operations and higher ongoing labor costs, which could limit the company’s ability to meet its contractual requirements.

IF THE COMPANY IS UNABLE TO OBTAIN SURETY BONDS TO COLLATERALIZE ITS RECLAMATION LIABILITIES, OPERATING PERMITS MAY BE IMPACTED

     The company is required to post surety bonds, letters of credit, cash or other acceptable financial instruments to guarantee performance of reclamation activities at the Stillwater and East Boulder Mines. As a result of a significant reduction of liquidity in the surety bond market, the total bonding capacity of the U.S. insurance industry has been severely reduced. In addition, the State of Montana has been requiring higher bonding levels at mining operations throughout the state. For example, the bonded amount at the East Boulder Mine was increased from $4.0 million to $11.2 million during 2002. The Stillwater Mine currently posts a bond of $9.2 million which may require a substantial increase. The company expects that the Stillwater Mine bond will be reviewed and adjusted by the Agencies during 2003, and in all likelihood, be increased. In the event that increased bonding requirements are imposed and the company is unable to obtain the required bonds, the ability to operate under existing operating permits could be adversely affected.

MINING RISKS AND POTENTIAL INADEQUACY OF INSURANCE COVERAGE — THE COMPANY’S BUSINESS IS SUBJECT TO SIGNIFICANT RISKS THAT MAY NOT BE COVERED BY INSURANCE

     Underground mining and milling, smelting and refining operations involve a number of risks and hazards, including:

•	unusual and unexpected rock formations affecting ore or wall rock characteristics,

•	ground or slope failures,

•	cave-ins, ground water influx and other mining or ground-related problems,

•	environmental hazards,

•	industrial accidents,

•	organized labor disputes or work slow-downs,

•	metallurgical and other processing, smelting or refining problems,

•	wild fires, flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of God,

•	mechanical equipment failure and facility performance problems and

•	the availability of critical materials and equipment.

     Such risks could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. Fatalities have occurred at the company’s mine since operations began in 1986. Industrial accidents could have a material adverse effect on its business and operations. The company cannot be certain that its insurance will cover certain of the risks associated with mining or that it will be able to maintain insurance to cover these risks at economically feasible premiums. Furthermore, the cost of insurance has dramatically increased as a result of worldwide economic conditions. The company might also become subject to liability for environmental damage or other hazards which it cannot insure against or which it may elect not to insure against because of premium costs or other reasons. Losses from such events could have a negative impact on the company’s business, financial condition and results of operations.

CHANGES TO REGULATIONS AND COMPLIANCE WITH REGULATIONS COULD INCREASE COSTS AND CAUSE DELAYS

     The company’s business is subject to extensive federal, state and local environmental controls and regulations, including regulations associated with the implementation of the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Metals Mines Reclamation Act and numerous permit stipulations as documented in the Record of Decision for each operating entity. These laws are continually changing and, as a general matter, are becoming more restrictive. Generally, compliance with these regulations requires the company to obtain permits issued by Federal, State and Local regulatory agencies. Certain permits require periodic renewal or review of their conditions. The company cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed. Nonrenewal of permits or the imposition of additional conditions could prohibit the company’s ability to conduct its operations. See “Business and Properties — Regulatory and Environmental Matters”.

     Compliance with existing and future environmental laws and regulations may require additional control measures and expenditures which the company cannot predict. Environmental compliance requirements for new mines may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. Expansion may require new environmental permitting at the Stillwater Mine and mining and processing facilities at the East Boulder Mine. Private parties may pursue legal challenges of the company’s permits. See “Business and Properties – Regulatory and Environmental Matters”.

     The company’s activities are also subject to extensive federal, state and local laws and regulations governing matters relating to mine safety, occupational health, labor standards, prospecting, exploration, production, exports, smelting and refining operations and taxes. Compliance with these and other laws and regulations, including new requirements implemented under guidance of the Department of Homeland Security, could require additional capital outlays. From and after the fourth quarter of 2002, production at the Stillwater Mine has been affected by issues arising from increased MSHA enforcement activity. The correction of conditions noted in these inspections has significantly disrupted production. Included in these corrections are concerns dealing with machinery noise levels, new interpretations of standards and renewed emphasis on explosives by Homeland Security, which restricts the handling of explosives by non-U.S. employees. The company is aggressively working with MSHA to address the concerns raised with respect to these inspections. The company hopes to resolve these issues in the near future, however, there can be no certainty that future disruptions will not occur.

THE STILLWATER MINE IS THE COMPANY’S LARGEST SOURCE OF REVENUES

     A significant portion of the company’s revenues is currently derived from its mining operations at the Stillwater Mine. An interruption in operations at the Stillwater Mine or at any of its processing facilities would have a negative impact on the company’s ability to generate revenues and profits in the future. A smaller but growing portion of the company’s revenues is derived from its mining operations at the East Boulder Mine. Material factors that could cause an interruption in its operations at either mine include:

•	ground or slope failures,

•	cave-ins, groundwater influx and other mining or ground-related problems,

•	industrial accidents,

•	mechanical equipment failure and facility performance problems,

•	the availability of critical materials and equipment,

•	adverse changes in the regulatory environment and

•	organized labor disputes or work slow-downs.

UNCERTAINTY OF TITLE TO PROPERTIES — THE VALIDITY OF UNPATENTED MINING CLAIMS IS SUBJECT TO TITLE RISK

     The company has a number of unpatented mining claims. See “Business and Properties — Current Operations — Title and Royalties”. The validity of unpatented mining claims on public lands, which constitute most of the company’s property holdings, is often uncertain and possessory rights of claimants subjected to challenge. Unpatented mining claims may be located on lands open to appropriation of mineral rights, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and the vulnerability to challenges of third parties or the federal government. The validity of an unpatented mining claim or millsite, in terms of its location and its maintenance, depends on strict compliance with a complex body of federal and state statutory and decisional law and, for unpatented mining claims, the existence of a discovery of valuable minerals. In addition, few public records exist to definitively control the issues of validity and ownership of unpatented mining claims or millsites. While the company pays annual maintenance fees and has obtained mineral title reports and legal opinions for some of the unpatented mining claims or millsites in accordance with the mining laws and what the company believes is standard industry practice, the company cannot be certain that the mining laws will not be changed and the company’s possessory rights to any of its unpatented claims may not be deemed defective and challenged. See “Business and Properties — Ore Reserves”.

ORE RESERVES ARE VERY DIFFICULT TO ESTIMATE AND ORE RESERVE ESTIMATES MAY REQUIRE ADJUSTMENT IN THE FUTURE; CHANGES IN ORE GRADES COULD MATERIALLY IMPACT THE COMPANY’S PRODUCTION AND REPORTED RESULTS

     Ore reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from limited drilling, which may prove unreliable. Ore reserve estimates are expressions of professional judgment based on knowledge, experience and industry practice. The company cannot be certain that its estimated ore reserves are accurate, and future production experience could differ materially from such estimates. Should the company encounter mineralization or formations at any of its mines or projects different from those predicted by drilling, sampling and similar examinations, reserve estimates may have to be adjusted and mining plans may have to be altered in a way that might adversely affect its operations. Declines in the market prices of platinum group metals may render the mining of some or all of the company’s ore reserves uneconomic. The grade of ore may vary significantly from time to time and between the Stillwater Mine and the East Boulder Mine, as with any mining operation. The company cannot give any assurances that any particular level of metal may be recovered from the ore reserves. Moreover, short-term factors relating to the ore reserves, such as the need for additional development of the orebody or the processing of new or different ore types or grades, may impair the company’s profitability in any particular accounting period.

CONTINUED LOW PALLADIUM PRICES MAY RESULT IN ASSET IMPAIRMENT WRITEDOWNS

     The company follows Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured as the amount by which the asset-carrying value exceeds fair value. Fair value is determined using estimated discounted future cash flow analysis. Future cash flows include estimates of recoverable ounces, platinum and palladium prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation expenditures, all based on detailed life-of-mine plans derived from engineering reports. In estimating future cash flows, assets are grouped together at each individual mine property which is the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions such as declining PGM prices, lower than expected recoverable ounces, and/or the company’s performance could have a material effect on the company’s ability to recover the carrying amounts of its long lived assets resulting in potential impairment charges. In addition, a significant asset writedown could impact certain of the financial covenants in the company’s credit facility.

     For the calendar years ended December 31, 2002, 2001 and 2000, respectively, the company realized a combined average PGM price per ounce of $454, $554 and $541, respectively. Based upon the company’s current mine plans, an asset impairment could potentially be required at a combined realized PGM price below a three-year average of approximately $400 per ounce. During the first two months of 2003, based upon market prices and giving effect to the company’s marketing contracts, it realized a combined PGM price of $416 per ounce sold. As of March 24, 2003, the combined PGM price as quoted in the London Metal Exchange was $318 per ounce.

THE COMPLEXITY OF PROCESSING PLATINUM GROUP METALS POSES OPERATIONAL AND ENVIRONMENTAL RISKS IN ADDITION TO TYPICAL MINING RISKS

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

STOCKHOLDER SUITS

     During the second quarter of 2002, seven lawsuits were filed against the company and certain senior officers in United States District Court, Southern District of New York. These actions purport to be a class action filed on behalf of all persons who purchased or otherwise acquired common stock of the company between April 20, 2001 through and including April 1, 2002, and asserts claims against the company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by the company regarding its financial performance, and in particular, its accounting for probable ore reserves. On September 23, 2002, an amended complaint was filed which has consolidated the cases and lead counsel was appointed to represent the plaintiff. In October 2002 defendants moved to dismiss the complaint and to transfer the case to federal district court in Montana. These motions are pending.

     On June 24, 2002, a stockholder derivative lawsuit was filed against the company and its directors in state court in Delaware. It arises out of allegations similar to the class actions for the period from April 20, 2001 through and including April 20, 2002 and seeks damages allegedly on behalf of the stockholders of Stillwater for breach of fiduciary duties by the directors.

     The company considers the lawsuits without merit and intends to vigorously defend itself in both of these actions.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

     On January 31, 2002, the company completed a $60 million private placement of its common stock involving approximately 4.3 million shares or approximately 10% of the outstanding shares after such issuance. The Company filed a registration statement for the resale of such shares, which was declared effective as of June 7, 2002.

     The company’s common shares are traded on the New York Stock Exchange (“NYSE”) under the trading symbol “SWC.” For the period from January 1, 2001 through December 31, 2002, the high and low sales prices for the company’s common stock for each quarter as reported by the American Stock Exchange prior to June 26, 2001 and by the New York Stock Exchange from and after June 26, 2001, were:

2002	HIGH	LOW

First Quarter	$20.24	$14.14
Second Quarter	19.00	14.10
Third Quarter	16.28	5.72
Fourth Quarter	8.49	4.60

2001	HIGH	LOW

First Quarter	$40.30	$25.25
Second Quarter	37.10	23.77
Third Quarter	29.40	19.75
Fourth Quarter	22.50	14.20

     STOCKHOLDERS. As of March 24, 2003, the company had 507 stockholders of record.

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

ITEM 6

SELECTED FINANCIAL AND OPERATING DATA

(in thousands, except where noted)	2002	2001	2000	1999	1998

INCOME STATEMENT
Revenues (1)	$275,599	$277,381	$225,232	$150,691	$106,723

Costs and expenses
Cost of metals sold (1)	171,015	134,430	103,902	79,395	66,793
Depreciation and amortization	38,990	23,722	17,623	13,557	11,642

Total cost of revenues	210,005	158,152	121,525	92,952	78,435
General and administrative expenses	14,205	22,342	9,753	7,305	5,102
Restructuring costs, net	(5,938)	10,974	—	—	—
Legal settlement	–	1,684	—	—	—

Total costs and expenses	218,272	193,152	131,278	100,257	83,537

Operating income	57,327	84,229	93,954	50,434	23,186
Interest income	903	1,900	1,095	1,048	1,354
Interest expense, net of capitalized interest (2)	(17,601)	—	—	(137)	(2,774)

Income before income taxes and cumulative effect of accounting change	40,629	86,129	95,049	51,345	21,766
Income tax provision	(8,945)	(20,325)	(27,150)	(14,174)	(8,380)

Income before cumulative effect of accounting change	31,684	65,804	67,899	37,171	13,386
Cumulative effect of accounting change, net of income taxes (1)	—	—	(6,435)	—	—

Net income	$31,684	$65,804	$61,464	$37,171	$13,386

Other comprehensive income (loss)	(7,139)	12,872	—	—	—

Comprehensive income	$24,545	$78,676	$61,464	$37,171	$13,386

BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting change	$0.74	$1.70	$1.76	$1.01	$0.43
Cumulative effect of accounting change (1)	—	—	(0.16)	—	—

Net income	$0.74	$1.70	$1.60	$1.01	$0.43

DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting change	$0.74	$1.68	$1.73	$0.96	$0.38
Cumulative effect of accounting change (1)	—	—	(0.16)	—	—

Net income	$0.74	$1.68	$1.57	$0.96	$0.38

Weighted average common shares outstanding
Basic	42,900	38,732	38,507	36,758	31,472
Diluted	43,004	39,214	39,250	38,597	35,019

CASH FLOW DATA
Net cash provided by operating activities	$52,138	$106,792	$117,674	$67,818	$31,090
Capital expenditures (3)	$57,169	$197,155	$198,060	$194,253	$77,963

BALANCE SHEET DATA
Current assets	$112,475	$85,790	$74,155	$45,710	$85,378
Total assets	$914,214	$868,221	$679,026	$478,838	$335,937
Current liabilities	$65,783	$63,507	$59,195	$36,989	$26,617
Long-term debt and capital lease obligations	$198,866	$246,803	$157,256	$84,404	$58,992
Stockholders’ equity	$559,214	$475,123	$400,614	$323,104	$228,007
Working capital	$46,692	$22,283	$14,960	$8,721	$58,761

OPERATING AND COST DATA (7)
CONSOLIDATED:
Tons milled (4) (8)	1,377	997	756	689	719
Mill head grade (5)	0.51	0.59	0.64	0.66	0.69
Ounces of palladium produced	476	405	330	315	340
Ounces of platinum produced	141	121	100	94	104

Total ounces produced (6)(9)	617	526	430	409	444

Total cash costs per ton milled	$129	$146	$150	$117	$93
Total cash costs per ounce produced	$287	$264	$264	$198	$151
Total production costs per ounce produced	$351	$311	$305	$231	$178

(in thousands, except where noted)	2002	2001	2000	1999	1998

STILLWATER MINE:
Tons milled (4)	988	912	756	689	719
Mill head grade (5)	0.56	0.62	0.64	0.66	0.69
Ounces of palladium produced	379	388	330	315	340
Ounces of platinum produced	113	116	100	94	104

Total ounces produced (6)	492	504	430	409	444

Total cash costs per ton milled	$131	$146	$150	$117	$93
Total cash costs per ounce produced	$263	$264	$264	$198	$151
Total production costs per ounce produced	$318	$311	$305	$231	$178
EAST BOULDER MINE:
Tons milled (4) (8)	389	85	—	—	—
Mill head grade (5)	0.37	0.31	—	—	—
Ounces of palladium produced	97	17	—	—	—
Ounces of platinum produced	28	5	—	—	—

Total ounces produced (6)(9)	125	22	—	—	—

Total cash costs per ton milled	$123	$—	$—	$—	$—
Total cash costs per ounce produced	$381	$—	$—	$—	$—
Total production costs per ounce produced	$478	$—	$—	$—	$—
SALES DATA
Ounces of palladium sold	469	391	324	314	337
Ounces of platinum sold	143	114	100	94	103

Total ounces sold (6)	612	505	424	408	440

PRICE DATA (10)
Average realized price per palladium ounce	$436	$570	$560	$372	$202
Average realized price per platinum ounce	$511	$498	$481	$383	$377
Combined average realized price per ounce	$454	$554	$541	$375	$243
Average market price per palladium ounce	$338	$604	$680	$358	$286
Average market price per platinum ounce	$539	$529	$544	$377	$372
Combined average market price per ounce	$384	$586	$649	$362	$304

(1)	Revenues consist of the sales revenue for palladium and platinum, including any hedging gain or loss, and are reduced by sales discounts associated with long-term sales contracts. Byproduct metals revenue and secondary materials processing revenue are included as a reduction of cost of metals sold rather than an increase in revenue. The company has credited byproduct revenues against operating costs of $10.6 million, $8.2 million, $8.6 million, $7.0 million and $6.5 million in years 2002, 2001, 2000, 1999 and 1998, respectively. The company has credited secondary materials processing income against operating costs of $1.0 million, $2.0 million, $1.2 million, $0.4 million and $0.1 million in years 2002, 2001, 2000, 1999, and 1998, respectively. Additionally, effective January 1, 2000, the company changed its method of accounting for revenue recognition. Pursuant to the implementation of Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements,” revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectability is probable. Under the terms of sales contracts and purchase orders received from customers, the company recognizes revenue when the product is in a refined and saleable form and title passes, which is typically when the product is transferred from the account of the company to the account of the customer. Sales discounts are recognized when the related revenue is recorded. The company previously recognized revenue when product was shipped from the company’s refinery to an external refiner. The implementation of SAB No. 101 was treated as a change in accounting principle with the cumulative effect of the change on retained earnings at the beginning of 2000 included in restated net income of the first interim period of 2000. The effect of the accounting change on 2000 was to decrease net income by approximately $10.3 million ($0.26 per basic and diluted share), which includes the cumulative effect of $6.4 million ($0.16 per basic and diluted share). The $6.4 million cumulative effect adjustment included $26 million of revenue previously recognized in 1999. Assuming the accounting change had been applied retroactively, the unaudited pro forma effect would have been a decrease in net income of $2.2 million ($0.06 per basic and $0.05 per diluted share) in 1999 and a decrease in net income of $4.0 million ($0.13 per basic and $0.11 per diluted share) in 1998.

(2)	Capitalized interest for the years ended December 31, 2001, 2000, 1999 and 1998 totaled $17.8 million, $15.7 million, $4.6 million and $2.1 million, respectively. No interest was capitalized in 2002.

(3)	Aggregate capital expenditures related to expansion plans including capitalized interest were $0, $104.1 million, $108.8 million, $145.9 million and $49.9 million in, 2002, 2001, 2000, 1999 and 1998, respectively.

(4)	Tons milled represent the number of grade-bearing tons of ore and sub-grade material fed to the concentrator.

(5)	Mill head grade is presented as ounces of palladium and platinum combined per ton.

(6)	Ounces produced is defined as the number of ounces shipped from the concentrator during the period reduced by losses expected to be incurred in subsequent smelting and refining processes. Differences in ounces produced and ounces sold are caused by the length of time required by the smelting and refining processes.

(7)	Total cash costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead, taxes other than income taxes, royalties and credits for metals produced other than palladium and platinum.) Total production costs include total cash costs plus depreciation and amortization. Income taxes, corporate general and administrative expenses and interest income and expense are not included in either total cash costs or total production costs.

(8)	Tons milled in 2001 at the East Boulder Mine represent the number of grade-bearing tons of development material fed to the concentrator.

(9)	The ounces recovered from the East Boulder Mine in 2001 were generated from construction and development activities. Proceeds generated from the ounces in 2001 were credited against capitalized mine development in 2001.

(10)	Combined average realized price and market prices of palladium and platinum are reported at the same ratio as ounces are produced from the refinery.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the company’s Consolidated Financial Statements and Notes, included elsewhere in this report, and the information contained in “Selected Financial and Operating Data.”

PRODUCTION

     The company’s production of palladium and platinum is a result of the tons of ore mined, the mill head grade and metallurgical recovery. The company measures its mine production by ounces contained in concentrate reduced by subsequent processing losses expected to be incurred when shipped to the company’s smelter, which generally occurs within four days of the ore being mined. Shipment from the company’s refinery to a third-party refiner generally occurs within 14 days of mining. Approximately 35 days elapse between the time ore is extracted from the mines and the time ounces of recovered precious metal contained in that ore are made available by a third-party refiner to the company for sale. Because of the length of the processing cycle and the different cutoff points for identifying production and sales, production may not always correspond to sales in a particular accounting period. However, any production not shipped from the metal refinery at the end of an accounting period is generally shipped during the first two weeks of the subsequent period and the material is included in the company’s in-process inventory. The company records revenue when title passes to its customers.

     The ore grade of the company’s ore reserves is an average of the composite of all samples. As is common in an underground mine, the grade mined and the recovery rate achieved will vary depending on the area being mined. In particular, mill head grade can be expected to vary by up to 10% depending on the area of the mine where extraction is occurring. During 2002, 2001 and 2000, the average mill head grade of total tons processed from the Stillwater Mine was 0.56, 0.62, and 0.64 ounce of PGMs per ton of ore, respectively. During 2002, the average mill head grade of total tons processed from the East Boulder Mine was 0.37 ounce per ton of ore. During 2001, comparable mill head grade for the East Boulder Mine was 0.31 ounce per ton, however, the proceeds of all production of PGM’s was credited against capitalized mine development as the mine was in the pre-production phase.

     During 2002, the company’s operations produced a total of 617,000 ounces, which included 476,000 ounces of palladium and 141,000 ounces of platinum. PGM production increased 22% from 2001, but was 3.6% below the company’s September 4, 2002 revised forecast PGM production for 2002. The company’s production was effected by several issues during 2002. In an effort to reduce costs, in June 2002, the company amended certain provisions of the incentive bonus contract with its labor unions regarding the Stillwater Mine to correct an unintended prior increase in the amount of incentive bonus paid to affected employees in January 2002. As a result, the company experienced industrial relations problems in the third quarter, including reduced production by affected employees from historical levels. In 2002 the company increased the level of production at the Stillwater Mine in an area of the mine known as the upper west. The ore grade from the upper west was lower than the grade for the other ore mined by the company, thus reducing the company’s ability to produce ore in line with its prior forecasts. In addition, during the fourth quarter production was affected by several issues arising from increased MSHA enforcement activity, which primarily dealt with machinery noise levels, new interpretations of standards and renewed emphasis on explosives use and handling driven by the U.S. Department of Homeland Security.

CAPITALIZED MINE DEVELOPMENT

     The Stillwater Mine currently uses its 28 footwall laterals, totaling approximately 220,000 feet, and 6 primary ramps, totaling approximately 57,000 feet, and the East Boulder Mine currently uses its two levels of footwall lateral drives totaling approximately 11,600 feet, and two primary ramps, totaling approximately 5,100 feet, to provide men and equipment access, supply haulage and drainage, intake and exhaust ventilation systems, muck haulage, backfill plant access, powder storage and/or emergency egress. To date, no footwall lateral has exhausted its requirement to support mining activities. The footwall lateral and primary ramp systems will continue to provide support of production and ongoing development activities. Currently, all underground infrastructure, including footwall laterals, are located within the company’s proven and probable reserve area and are intended to be used for the life of the mine. The company’s capitalized mine development, including footwall laterals and ramps, consist of permanent infrastructure that is integral and necessary not only for current operations, but also for all future planned operations. Accordingly, these costs (which only includes the costs incurred to date) are being amortized over the proven and probable ore reserves to be benefited utilizing the unit of production method. Significant additional development costs will be required to access the company’s probable ore reserves. These estimated future costs are not reflected in the amortization rate; however, the company includes all of its proven and probable ore reserves in its determination of its amortization rate.

REVENUE

     The company’s revenue and earnings are significantly influenced by worldwide prices of palladium and platinum, which can be volatile and over which the company has no control. Sales to significant customers represented approximately 97%, 96% and 91% of total revenues for the years ended December 31, 2002, 2001, and 2000, respectively. Sales to these customers were pursuant to long-term sales contracts which provide floor and ceiling price structures. For a description of these contracts see “Business and Properties-Current Operations – Sales and Hedging Activities”. Although the company sells its metals to a small number of customers and brokers; the company could, if the need were to arise, readily sell its metal on PGM markets throughout the world.

     From time to time, the company uses basic hedging techniques involving fixed forwards, cashless put and call option collars and financially settled forwards, attempts to lock in prices for its production, benefit from price increases and protect against price decreases for a portion of its production within the floor and ceiling prices which exist with its customers. Terminal markets exist for both metals and prices are established as metal is traded each day. Such hedging contracts will also preclude the company from obtaining the benefit of increased market prices for its contracted metals. As a result, the company’s revenues were favorably impacted in 2002 and 2001 by $9.2 million and $5.5 million, respectively, and negatively impacted in 2000 by $15.8 million. See “Business and Properties — Sales and Hedging Activities.”

     The company may continue to use forward contract and put and call option strategies to manage the potential negative effects of metal price volatility on its financial results. As of December 31, 2002, the company had no metal committed under either forward delivery contracts or put and call option strategies for delivery in future years. The company’s put and call options are financially settled at maturity. The company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the company’s hedge contract prices by a predetermined margin limit.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     PGM Production. During 2002, the company produced approximately 617,000 ounces of palladium and platinum, which included 476,000 ounces of palladium and approximately 141,000 ounces of platinum, respectively, compared with approximately 388,000 ounces of palladium and approximately 116,000 ounces of platinum during 2001, which excludes the development ounces recovered from the East Boulder Mine in 2001 of approximately 17,000 ounces of palladium and 5,000 ounces of platinum. The increase was primarily due to the East Boulder Mine, which commenced commercial production in 2002 and produced 97,000 ounces of palladium and 28,000 ounces of platinum in 2002. This was partially offset by a 2% decrease in production at the Stillwater Mine primarily due to the lower mill head grade as a result of an increased emphasis in mining the upper west area, which produced 379,000 ounces of palladium and 113,000 ounces of platinum in 2002.

     The company’s PGM production increased 113,000 ounces from 2001, or 22%, but was 23,000 ounces, or 3.6% below the company’s September 4, 2002 revised forecast PGM production for 2002. At the Stillwater Mine, the production shortfall was a result of an industrial relations problem experienced during the third quarter of 2002, interruptions arising from increased Mine Safety and Health Administration enforcement activity during the fourth quarter of 2002 and a lower ore grade than plan as a result of mining in the upper west area. At the East Boulder Mine, production was affected by ore grade, which was below the company’s target.

     Revenues. Revenues were $275.6 million for the year ended December 31, 2002, compared with $277.4 million in 2001, a 1% decrease, and were the result of a decrease in combined realized PGM prices of 18%, offset by a 21% increase in the quantity of metal sold.

     Palladium sales increased to approximately 469,000 ounces in 2002 from approximately 391,000 ounces in 2001. Platinum sales increased to approximately 143,000 ounces in 2002 from approximately 114,000 ounces in 2001. As a result, the total quantity of metal sold increased 21% to approximately 612,000 ounces in 2002 from approximately 505,000 ounces in 2001.

     The company has long-term contracts with its customers for the majority of the production of the mines. These contracts have floor and ceiling prices which mitigate somewhat the price volatility evident in PGM markets.

     The company’s combined average realized price per ounce of palladium and platinum sold in 2002 decreased 18% to $454 per ounce, compared to $554 per ounce in 2001. The combined average market price, as determined in the PGM markets, decreased 34% to $384 per ounce in 2002, compared with $586 per ounce in 2001. The company’s average realized price per ounce of palladium was $436 per ounce in 2002, a 24% decrease, compared to $570 per ounce for 2001, while the average market price decreased 44% to $338 per ounce in 2002 from $604 per ounce in 2001. The company’s average realized price per ounce of platinum sold was $511 per ounce in 2002, compared with $498 per ounce in 2001. The platinum average market price was $539 per ounce in 2002 compared to $529 per ounce in 2001.

     Production Costs. Total consolidated cash costs per ounce produced in the year ended December 31, 2002 increased $23, or 9%, to $287 per ounce from $264 per ounce in the year ended December 31, 2001. The increase in total consolidated cash costs per ounce is attributed to a $22 per ounce increase in operating costs primarily related to placing the East Boulder Mine into commercial production in 2002 and lower production ounces at the Stillwater Mine due to lower grade.

     Total consolidated production costs per ounce in the year ended December 31, 2002 increased $40, or 13%, to $351 per ounce from $311 per ounce in the year ended December 31, 2001. The increase is due to the $23 increase in operating costs per ounce and an increase in depreciation and amortization costs of $17 per ounce, due to lower production ounces at the Stillwater Mine and the impact of placing the East Boulder Mine assets into commercial production during 2002, combined with changes in ore reserve estimates used in calculating depreciation.

     Expenses. General and administrative expenses decreased $8.1 million, or 36%, during the year ended December 31, 2002, primarily as a result of; (i) lower costs of $2.5 million related to reduced project management and recruiting activities associated with the company’s previous expansion plan and (ii) during the year ended December 31, 2001, the company incurred $1.7 million of severance costs attributable to a management realignment and consulting fees of $3.3 million. During the year ended December 31 2001, the company incurred $1.7 million related to a settlement of a legal dispute with a terminated refining contract.

     During the year ended December 31, 2002, the company revised its estimate of accrued restructuring costs as a result of negotiations of certain termination clauses of construction contracts cancelled. The company made adjustments to reduce the accrual by $7.0 million during 2002. Also, during 2002, the company made an addition to its restructuring accrual of $1.1 million to reflect the decision to eliminate six management positions, which resulted in a net adjustment to increase pre-tax income by $5.9 million.

     Interest expense increased $17.6 million as a result of placing the East Boulder Mine into production in 2002, which resulted in interest being expensed rather than capitalized.

     Income Taxes. The company has provided for income taxes of $8.9 million, or 22% of pretax income, for the year ended December 31, 2002 compared to $20.3 million, or 23.6% of pretax income, for the year ended December 31, 2001.

     Net Income. The company’s net income for 2002 was $31.7 million, or $0.74 per diluted share, compared with net income of $65.8 million, or $1.68 per diluted share in 2001.

     Other Comprehensive Loss. For the year ended December 31, 2002, other comprehensive loss of $7.1 million, net of tax, includes a decline in the market value of the interest rate swaps of $2.3 million and a decline in the market value of commodity instruments of $0.2 million. Other comprehensive loss also includes reclassification adjustments to earnings of $5.6 million associated with deferred gains on commodity instruments and $0.9 million associated with losses on interest rate swaps. For 2002, the company recorded other comprehensive income of $12.9 million, net of tax, due to the increase in the market value of commodity derivative instruments of $16.5 million, off set by reclassification adjustments to earnings of $3.6 million associated with the gains on commodity instruments.

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

     Revenues. Revenues were $277.4 million for the year ended December 31, 2001, compared with $225.2 million in 2000, an increase of 23% and were the result of an increase in higher combined average realized PGM prices of 2% and a 19% increase in the quantity of metal sold.

     Palladium sales increased to approximately 391,000 ounces in 2001 from approximately 324,000 ounces in 2000. Platinum sales increased to approximately 114,000 ounces in 2001 from approximately 100,000 ounces in 2000. As a result, the total quantity of metal sold increased 19% to approximately 505,000 ounces in 2001 from approximately 424,000 ounces in 2000.

     The company’s combined average realized price per ounce of palladium and platinum sold in 2001 increased 2% to $554 per ounce, compared to $541 per ounce in 2000. The combined average market price, as determined in the PGM markets, decreased 10% to $586 per ounce in 2001, compared with $649 per ounce in 2000. The company’s average realized price per ounce of palladium was $570 per ounce in 2001, compared to $560 per ounce for 2000, while the average market price decreased 11% to $604 per ounce in 2001 from $680 per ounce in 2000. The company’s average realized price per ounce of platinum sold was $498 per ounce in 2001, compared with $481 per ounce in 2000. The platinum average market price was $529 per ounce in 2001 compared to $544 per ounce in 2000.

     Production Costs. Total cash costs per ounce produced in the year ended December 31, 2001 were $264 per ounce and were comparable to the cash costs per ounce in the year ended December 31, 2000. The total cash costs per ounce are comparable as a result of increased production and lower royalties and taxes associated with lower average market prices, offset by increased mine overhead costs and decreased byproduct credits. Total production costs per ounce increased $6, or 2% to $311 per ounce from $305 per ounce due to an increase in non-cash costs of $6 per ounce related to increased production and a higher depreciable capital base.

     Expenses. General and administrative expenses increased $12.6 million primarily as a result of $7.5 million of increased administrative support required to transition the company from a single site producer to a double location producer, $3.3 million related to consulting services and $1.7 million associated with management realignment. The company incurred a $1.7 million expense related to a settlement of a legal dispute with a terminated refining contract. The company also accrued $11 million in restructuring costs associated with the revised plan implemented during the year.

     Income Taxes. The company provided for income taxes of $20.3 million, or 23.6% of pretax income, for the year ended December 31, 2001 compared to $27.2 million, or 28.5% of pretax income, for the year ended December 31, 2000. The reduction in the effective tax rate is the result of a change in the treatment of mine development costs that will allow the company to increase depletion expense for tax purposes.

     Net Income. The company’s net income for 2001 was $65.8 million, or $1.68 per diluted share, compared with net income of $61.5 million, or $1.57 per diluted share in 2000.

     Other Comprehensive Income. For the year ended December 31, 2001, other comprehensive income of $12.9 million, net of tax, includes an increase in the market value of commodity derivative instruments of $16.5 million, offset by reclassification adjustments to earnings of $3.6 million associated with the gains on commodity instruments.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     At December 31, 2002, the company’s available cash was $25.9 million and it had $186.9 million outstanding under its term loan facility and $7.5 million outstanding as letters of credit under the revolving credit facility. During 2003, the company will be required to make total payments of approximately $21.5 million in principal reductions to its debt outstanding at December 31, 2002 which includes $20.9 million in schedule principal payments on the outstanding borrowings under the credit facility. The company will also be required to pay approximately $17.3 million in total interest payments.

     At December 31, 2002, cash and cash equivalents had increased by $11.0 million to $25.9 million, compared with a decrease of $3.3 million to $14.9 million at December 31, 2001. For the year ended December 31, 2002, net cash provided by operations was $52.1 million compared to $106.8 million for 2001. The decrease of $54.7 million was primarily a result of decreased net income of $34.1 million, a decrease in non-cash expenses of $16.5 million, payments on the restructuring accrual of $3.1 million and a decrease in net operating assets and liabilities of $0.9 million.

     A net total of $55.9 million of cash was used in investing activities in 2002, compared to a net total of $195.6 million in 2001, a decrease of $139.7 million. The decrease is primarily due to a reduction of capital expenditures. Capital expenditures primarily relating to mine activities for 2002 were $57.2 million a decrease of $140.0 million, compared to $197.2 million in 2001. The decrease is due to a reduction of capital expenditures in accordance with the company’s optimization plan put in place after the company suspended its expansion program in late 2001, in response to rapidly eroding commodity prices. During 2003, the company expects to invest approximately $56 million in capital items.

     For the year ended December 31, 2002, cash flow from financing activities was $14.8 million compared to $85.6 million for the year ended December 31, 2001. The cash provided by financing activities in 2002 were primarily attributed to net proceeds of $55.3 million from a stock offering, offset by payments of $37.1 million on the company’s credit facility. For the same period of 2001, cash flow from financing activities of $85.6 million was primarily attributed to net borrowings of $225.0 million under the company’s credit facility, offset by a repayment of $125.0 million on the company’s prior credit facility and a net reduction in metals repurchase agreements of $9.4 million.

CREDIT AGREEMENT

     In February 2001, the company entered into a $250 million credit facility with a syndicate of financial institutions which replaced a previous $175 million bank facility. The facility has been amended or waivers have been obtained seven times with the most recent amendment effective March 20, 2003. The credit facility provides for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term B) and a $25 million revolving credit facility (reduced from $50 million at the company’s request as of March 20, 2003). Amortization of the term loan facilities commenced on March 31, 2002. The final maturity of the Term A facility and revolving credit facility is December 30, 2005. The Term B facility’s final maturity date is December 31, 2007.

     As of December 31, 2002, the company has $57.1 million and $129.8 million outstanding under the Term A and Term B facilities, respectively, bearing interest at 5.06% and 6.75%, respectively. During 2002, the company entered into a letter of credit in the amount of $7.5 million, which reduces amounts available under the revolving credit facility at December 31, 2002, bearing interest at 3.375%.

The revolving credit facility requires an annual commitment fee of 0.5% on the remaining unadvanced amount. Of the $25 million revolving credit facility, $17.5 million remains available to the company.

     The required principal payments for the Term A loan total $19.5 million in 2003 and 2004 and $18.1 million in 2005. The required principal payments for the Term B loan total $1.4 million in 2003, 2004 and 2005, $60.8 million in 2006 and $65 million in 2007. Any outstanding balance under the revolving credit facility will be due in its entirety on December 30, 2005.

     The loans are required to be prepaid from excess cash flow, proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Proceeds of the term loan facility were used to finance a portion of the company’s expansion plan. Proceeds of the revolving credit facility are being used for general corporate and working capital needs. For further information on the credit facility see “Business and Properties – Current Operations – Credit Agreement.”

     During the fourth quarter of 2002, the company determined that it would likely not be in compliance with a minimum production covenant for 2002 in its credit agreement. As a result, the company obtained a waiver from its lenders dated December 31, 2002, which reduced the trailing four quarters production covenant requirement from 620,000 ounces to 612,500 ounces of palladium and platinum. As a result of the waiver, the company was in compliance with all production and financial covenants of the credit agreement as of December 31, 2002.

     In the first quarter of 2003, the company began implementing a long-range operating plan, which focuses on reducing its operating and capital costs. Therefore, the company lowered its 2003 PGM production target to 615,000 ounces. As a result, it determined that it would not likely be in compliance with its covenants under the credit agreement at March 31, 2003. Despite historically achieving positive net income, the company requires substantial funds for its necessary capital expenditures and to make the interest and principal payments under its credit facility. At December 31, 2002, the company’s available cash was $25.9 million. At the current palladium prices and without access to additional capital or borrowings under the revolving credit facility, management did not believe that the company’s cash would be sufficient to maintain its projected liquidity requirements through 2003. Consequently, the company began working with its lead banks to obtain amendments or waivers of various covenants under the credit agreement and to obtain access to additional borrowings under the revolving credit facility.

     On March 20, 2003, the company obtained an amendment to the credit agreement that, among other things, modifies certain production and financial covenants for the remaining term of the agreement and allows for the Norilsk Nickel transaction. The amendment also provides the company with access to the $17.5 million of availability under the revolving credit facility. For further information on the amendment to the credit agreement, see “Business and Properties – Current Operations-Credit Agreement.”

     Management believes with the amendments and access to undrawn $17.5 million under the revolving credit facility, together with the cash expected to be generated from operations will be adequate to meet the company’s liquidity needs through 2003.

OTHER

     Working capital at December 31, 2002 was $46.7 million, compared to $22.3 million at December 31, 2001. The ratio of current assets to current liabilities was 1.7 at December 31, 2002, compared to 1.4 at December 31, 2001.

     On January 31, 2002, the company completed a $60 million private placement of its common stock involving approximately 4.3 million shares or approximately 10% of the outstanding shares after such issuance. The price per share represents an approximate 10% discount from the closing price of $15.61 on January 29, 2002. Proceeds from the offering were approximately $54.0 million, net of offering costs of $6.0 million. The proceeds were used to pay down the $25 million revolving credit facility and the remaining used for general corporate purposes.

     The company anticipates that a substantial rise in the cost of posting surety bonds or collateral, due to changing surety bond markets, may also adversely affect its liquidity in the future.

NORILSK NICKEL TRANSACTION

     On November 20, 2002, the company and Mining and Metal Company Norilsk Nickel (Norilsk Nickel), a Russian mining company, signed a definitive agreement whereby Norimet, a wholly-owned subsidiary of Norilsk Nickel, will acquire a 51% majority ownership in Stillwater through the issuance of 45.5 million newly issued shares of Stillwater common stock in exchange for $100 million cash and approximately 877,000 ounces of palladium, valued at $241 million, or $275 per ounce, based on the November 19, 2002, London PM fix and valued at $189 million, or $216 per ounce, based on the March 24, 2003 London PM fix. Additionally, after the closing of the transaction and subject to certain conditions, Norilsk Nickel would commence a tender offer to acquire additionally up to 4.3 million Stillwater shares, 10% of the currently outstanding shares, from the public at a cash price of $7.50 per share. If completed, the tender offer could increase Norilsk Nickel’s ownership in Stillwater to approximately 56% of the outstanding shares. For further information on the stock purchase transaction, see “Business and Properties – Current Operations- Pending Transaction with MMC Norilsk Nickel.”

MARKET RISK

     The company may from time to time utilize derivative instruments to manage financial risk. The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company, and Mitsubishi Corporation. The contracts apply to a significant portion of the company’s production over the eight-year period through December 2010 and to provide floor and ceiling price structure. See “Business and Properties — Current Operations — Sales and Hedging Activities”.

ENVIRONMENTAL OBLIGATIONS

     The company’s environmental expenses were $1.8 million, $1.1 million, and $0.8 million for 2002, 2001, and 2000, respectively. The company had capital expenditures for environmental facilities during 2002, 2001 and 2000 of $0.3 million, $3.7 million and $22.0 million, respectively. The company’s ongoing operating expenditures for environmental compliance are expected to exceed approximately $2.0 million per year and are expensed as incurred.

     The company is required to post reclamation surety bonds with the State of Montana which are jointly held by the Montana Department of Environmental Quality and the United States Forest Service. Current bonding liabilities total approximately $20.3 million. The current bond amount is an estimate of reclamation and closure costs as projected 5 years into the future. As such, the regulatory Agencies will review the bonding requirements and reclamation estimates on a 5-year rotation or anytime a major amendment to the operating permits is approved. The company expects that the Stillwater bond will be reviewed and adjusted by the Agencies during 2003 and will, in all likelihood, be increased. The company is accruing for reclamation costs over the life of the Stillwater Mine based on current production levels and estimated proven and probable ore reserves. As of December 31, 2002, the accrued liability was $1.9 million compared to $1.4 million at December 31, 2001. The company periodically reviews the adequacy of its reclamation and mine closure obligations in light of current laws and regulations and will adjust its estimate as necessary.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. Such statements include comments regarding expansion plans, costs, grade, production and recovery rates, permitting, financing needs, the terms of future credit facilities and capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and compliance, litigation and the palladium and platinum market. Additional information regarding factors which could cause results to differ materially is found in the section entitled “Risk Factors” above.

     The company intends that the forward-looking statements contained herein be subject to the above-mentioned statutory safe harbors. Investors are cautioned not to put undue reliance on forward-looking statements. The company disclaims any obligation to update forward-looking statements.

CRITICAL ACCOUNTING POLICIES

Mine Development Expenditures — Capitalization and Amortization

     Mine development expenditures incurred to date to increase existing production, develop new orebodies or develop mineral property substantially in advance of production are capitalized and amortized using a units-of-production method over the proven and probable reserves. Mine development expenditures consist of a vertical shaft, multiple surface adits and underground infrastructure development including footwall laterals, ramps, rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. These facilities are required not only for current operations, but also for all future planned operations. Accordingly, these costs are amortized over the company’s estimated proven and probable ore reserves. The company’s proven reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Additional capital expenditures will be required to access the company’s estimated probable ore reserves. These anticipated capital expenditures are not included in the current calculation of depreciation and amortization.

     The company calculates amortization of capitalized mine development by the application of an amortization rate to current production. The amortization rate is based upon un-amortized expenditures and proven and probable ore reserves, as defined by the Securities and Exchange Commission industry guidelines, as of the beginning of the period. Capital expenditures are added to un-amortized capitalized cost as the assets are placed into service. Changes in proven and probable ore reserves are accounted for, in calculating the amortization rate, as a prospective change in estimate. Proven and probable ore reserves and the future benefit of capitalized mine development expenditures are based on significant management assumptions. Any changes in these assumptions, such as a change in the mine plan or a change in estimates of proven and probable reserves, could have a material effect on the expected period of benefit resulting in a potentially significant change in the amortization rate and/or the valuation of the related assets.

     Mine development expenditures, ore reserves and mine development amortization expense are separately determined for each of the company’s mines. Based on current mining rates, and existing ore reserves, the Stillwater Mine and the East Boulder Mine have estimated productive lives of approximately 24 and 48 years respectively, at December 31, 2002.

     As the company’s mines approach their closing stages, the remaining un-amortized mine development expenditures in addition to future development expenditures necessary to access all remaining proven and probable reserves will be amortized over a declining amount of reserves and, accordingly, the amortization rate per unit of production is expected to increase. The anticipated increase in the amortization rate per unit of production is reflective of the increasing accumulated cost of accessing ore in new areas of the mine. The company expects that future capitalized development expenditures necessary to access these remaining proven and probable ore reserves will decline as the properties reach the end of the expected mine lives. The expected decrease in the level of capitalized mine development expenditures during the closing stages may moderate increases in the amortization rate per unit of production.

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

     Mining operations are inherently capital intensive, generally requiring substantial capital investment for the initial and concurrent development and preparation of the mine. Many of these expenditures are necessarily incurred well in advance of actual extraction of ore. Other development costs occur contemporaneously with mining activities. Underground mining operations such as those conducted by the company require driving tunnels and sinking shafts that provide access to the underground orebody and construction and development of infrastructure, including electrical and ventilation systems, rail and other forms of transportation, shop facilities, material handling areas and hoisting systems. Ore mining and removal operations require significant underground facilities used to conduct mining operations and to transport the ore out of the mine to processing facilities located above ground at the mine mouth.

     Contemporaneously, as ore is mined, additional ongoing development is undertaken to provide access to the extension of the ore body, allowing additional ore to be produced. In addition to the development costs that have been previously incurred, these ongoing development expenditures are necessary to access all ore that is expected to be mined.

     The company’s proven ore reserves are based on interpolation between closely spaced diamond drill holes which intersect the J-M Reef and reflect the information required for detailed mine planning. Probable ore reserves are based on interpolation between sample points where sample spacing is greater than that for proven reserves or extrapolation from sample points. A significant portion of the probable ore reserves are based on extrapolation. The probable ore reserve areas are expected to be converted to proven ore reserves as the mine is developed. The factors used for determining the amount of probable ore reserves are estimated based on statistical analysis of the diamond drilling adjacent to these areas. The actual results for specific reserve blocks may be different than that estimated in the determination of probable ore reserves. Any changes in these assumptions could have a material effect on the estimates of probable ore reserves to be recovered over the life of the mine resulting in a potentially significant change in the amortization rate and/or the valuation of the related assets.

Asset Impairment

     The company follows Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured as the amount by which the asset-carrying value exceeds fair value. Fair value is determined using estimated discounted future cash flow analysis. Future cash flows include estimates of recoverable ounces, platinum and palladium prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation expenditures, all based on detailed life-of-mine plans derived from engineering reports. In estimating future cash flows, assets are grouped together at each individual mine property which is the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions such as declining PGM prices, lower than expected recoverable ounces, and/or the company’s performance could have a material effect on the company’s ability to recover the carrying amounts of its long lived assets resulting in potential impairment charges. As of December 31, 2002, the company does not believe that any impairments of its long-lived assets have occurred.

     For the calendar years ended December 31, 2002, 2001 and 2000, the company realized combined PGM prices of $454, $554 and $541 per ounce, respectively. Based upon the company’s mine plans, an asset impairment could potentially be required at a combined realized PGM price below a three-year average of approximately $400 per ounce. However, should estimated projected prices fall below that level, the company would expect to modify its mine plans to optimize its operations, and thereby the recovery of its capitalized costs. During the first two months of 2003, based upon market prices and giving effect to the company’s marketing contracts, it realized a combined PGM price of $416 per ounce sold.

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

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The company expects the deferred tax assets at December 31, 2002 to be realized as a result of projected income from future operations and reversal of existing taxable temporary differences. Any differences between the assumptions used in management’s analysis and market conditions, such as declining PGM prices and lower recoverable ounces, that would effect the company’s future taxable income could have a material effect on the ability of the company to fully realize the benefit of its deferred tax assets. There was no valuation allowance recorded at December 31, 2002 because it is more likely than not that all deferred tax assets will be realized.

Reclamation Liabilities

     Post-closure reclamation and site restoration costs are estimated based on environmental regulatory requirements and are accrued ratably over the life of the mine using a units-of-production method. Current bonding liabilities total approximately $20.3 million. The current bond amount is an estimate of reclamation and closure costs as projected five years into the future. As such, the regulatory agencies will review the bonding requirements and reclamation estimates on a 5-year rotation or anytime a major amendment to the operating permits is approved. The company expects that the Stillwater bond will be reviewed and adjusted by the Agencies during 2003 and will, in all likelihood, be increased. Any differences between the required bonded amounts and actual post-closure reclamation and site restoration costs could have a material effect on the company’s estimated liability resulting in an increase in the recorded amount. The accrued reclamation liability was approximately $1.9 million at December 31, 2002.

Hedging Program

     Effective January 1, 2001, the company adopted the FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. SFAS Nos. 133 and 138 require that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. The company primarily uses derivatives to hedge metal prices and manage interest rate risk. As of December 31, 2002 there are no outstanding derivatives associated with commodity instruments. As of December 31, 2002, the outstanding interest rate swaps are valued at an unrealized loss of $1.4 million, net of tax, and are reported as a component of accumulated other comprehensive income.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The company is exposed to market risk, including the effects of adverse changes in metal prices and interest rates as discussed below.

COMMODITY PRICE RISK

     The company produces and sells palladium, platinum and associated byproduct metals directly to its customers and also through third parties. As a result, financial risks are materially affected when prices for these commodities fluctuate. In order to manage commodity price risk and to reduce the impact of negative fluctuation in prices, the company enters into long-term contracts and uses various derivative financial instruments. Because the company hedges only with instruments that have a high correlation with the value of the hedged transactions, changes in derivatives’ fair value are expected to be offset by changes in the value of the hedged transaction.

     The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts apply to the portions of the company’s production over the period through December 2010 and provide for a floor and ceiling price structure. See “Business and Properties- Sales and Hedging Activities”.

     As of December 31, 2002, the company had no metal committed for future delivery under either forward delivery contracts or under put and call option strategies. The company utilizes financially settled forwards and cashless put and call option collars. Under financially settled forwards, at each settlement date, the company receives the difference between the forward price and the market price if the market price is below the forward price and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company’s financially settled forwards are settled at maturity. Under cashless put and call option collars, at each settlement, the company receives the difference between the put price and the market price if the market price is below the put price and the company pays the difference between the call price and the market price of the market price is above the call price. See Note 12 to the consolidated financial statements attached hereto for additional information about long-term sales contracts.

INTEREST RATE RISK

     During the first quarter of 2002, the company entered into two identical interest rate swap agreements. These swaps fixed the interest rate on $100 million of the company’s debt. The interest rate swap agreements were effective March 4, 2002 and mature on March 4, 2004. The agreements require the company to pay interest at a fixed rate of 3.67% and receive interest at a rate based on London Interbank Offered Rate (LIBOR), which is adjusted on a quarterly basis. The adjusted quarterly rate at December 31, 2002 was 1.43%. Therefore, the company is exposed to changes in interest rates on the portion of its credit facility in excess of $100 million, since the credit facility carries a variable interest rate based upon LIBOR. As of December 31, 2002, the company had $57.1 million and $129.8 million outstanding under the Term A and Term B loan facilities, respectively, bearing interest at 5.06% and 6.75% for the Term A and Term B loan facilities, respectively. During 2002, the company entered into a letter of credit in the amount of $7.5 million, which reduces amounts available under the revolving credit facility at December 31, 2002, bearing interest at 3.375% on the unadvanced amount.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

     Management is responsible for the preparation of the accompanying consolidated financial statements and for other financial and operating information in this report. Management believes that its accounting systems and internal accounting controls, together with other controls, provide assurance that all accounts and records are maintained by qualified personnel in requisite detail, and accurately and fairly reflect transactions of Stillwater Mining Company and its subsidiary in accordance with established policies and procedures.

     The Board of Directors has an Audit Committee, none of whose members are officers or employees of the company or its affiliates. The Audit Committee recommends independent accountants to act as auditors for the company; reviews the company’s financial statements; confers with the independent accountants with respect to the scope and results of their audit of the company’s financial statements and their reports thereon; reviews the company’s accounting policies, tax matters and internal controls; and oversees compliance by the company with the requirements of federal and state regulatory agencies. Access to the Audit Committee is given to the company’s financial and accounting officers and independent accountants.

Francis R. McAllister Chairman of the Board and Chief Executive Officer

Thomas T. Angelos Controller and Principal Accounting Officer

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

     The company’s Audit Committee is comprised of three independent members. Each member is able to read and understand fundamental financial statements and at least one such member has past employment experience in finance or accounting or other comparable experience. The Audit Committee reviews the accounting principles and procedures of the company and its annual financial reports and statements, recommends to the Board of Directors the engagement of the company’s independent accountants, reviews with the independent accountants the plans and results of the auditing engagement and considers the independence of the company’s auditors.

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

     The independent members of the Audit Committee believe that the present composition of the Committee accomplishes all of the necessary goals and functions of an audit committee as recommended by the Blue Ribbon Committee on Improving the Effectiveness of Corporate Audit Committees and adopted by the U.S. stock exchanges and the Securities & Exchange Commission. In accordance with the promulgated new rules regarding audit committees, the Audit Committee has adopted a formal, written charter approved by the full Board of Directors of the company. The charter specifies the scope of the Audit Committee’s responsibilities and how it should carry out those responsibilities. The Audit Committee has reviewed and discussed the audited consolidated financial statements of the company for the fiscal year ended December 31, 2002, with the company’s management. The Audit Committee has discussed with KPMG LLP, the company’s independent public accountants, the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees) as amended by SAS No. 90 (Audit Committee Communications). The Audit Committee has also received the written disclosures from KPMG LLP required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees), has considered whether the provision of non-audit services provided by KPMG LLP to the company is compatible with maintaining KPMG LLP’s independence and has discussed the independence of KPMG LLP with that firm.

     In reliance on the reviews and discussions referred to above, and subject to the limitations on the role and responsibilities of the committee set forth in its charter, based on the review of the company’s financial statements, accounting system and its accounting policies and procedures and discussions with the company’s auditors for the fiscal year ended December 31, 2002, the Audit Committee recommended to the Board of Directors that the consolidated financial statements for the fiscal year ended December 31, 2002 be included in the company’s Annual Report on Form 10-K.

Sheryl K. Pressler, Chairperson Richard E. Gilbert Patrick M. James

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Stillwater Mining Company:

     We have audited the accompanying consolidated balance sheets of Stillwater Mining Company and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stillwater Mining Company and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Billings, Montana
January 17, 2003, except for the first, fifth and sixth paragraphs of note 6, the third paragraph of note 15 and note 17 for which the date is March 20, 2003

STILLWATER MINING COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

December 31,	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,913	$14,911
Restricted cash equivalents	2,250	—
Inventories	52,058	42,944
Accounts receivable	18,647	21,773
Deferred income taxes	5,779	1,417
Other current assets	7,828	4,745

Total current assets	112,475	85,790
Property, plant and equipment, net	794,019	774,036
Other noncurrent assets	7,720	8,395

Total assets	$914,214	$868,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$14,310	$21,539
Accrued payroll and benefits	10,071	10,630
Property, production and franchise taxes payable	10,998	7,768
Current portion of long-term debt and capital lease obligations	21,461	9,008
Accrued restructuring costs	1,926	10,974
Other current liabilities	7,017	3,588

Total current liabilities	65,783	63,507
Long-term debt and capital lease obligations	198,866	246,803
Deferred income taxes	80,615	71,887
Other noncurrent liabilities	9,736	10,901

Total liabilities	355,000	393,098

Commitments and Contingencies (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 43,587,107 and 38,771,377 shares issued and outstanding	436	388
Paid-in capital	351,605	291,182
Retained earnings	209,504	177,820
Accumulated other comprehensive income (loss)	(1,405)	5,733
Unearned compensation – restricted stock awards	(926)	—

Total stockholders’ equity	559,214	475,123

Total liabilities and stockholders’ equity	$914,214	$868,221

The accompanying notes are an integral part of the consolidated financial statements.

STILLWATER MINING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

Year ended December 31,	2002	2001	2000

REVENUES	$275,599	$277,381	$225,232

COSTS AND EXPENSES
Cost of metals sold	171,015	134,430	103,902
Depreciation and amortization	38,990	23,722	17,623

Total cost of revenues	210,005	158,152	121,525
General and administrative expenses	14,205	22,342	9,753
Restructuring costs, net	(5,938)	10,974	—
Legal settlement	—	1,684	—

Total costs and expenses	218,272	193,152	131,278
OPERATING INCOME	57,327	84,229	93,954
OTHER INCOME (EXPENSE)
Interest income	903	1,900	1,095
Interest expense, net of capitalized interest of $17,806 and $15,669 in 2001 and 2000, respectively	(17,601)	—	—

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	40,629	86,129	95,049
INCOME TAX PROVISION	(8,945)	(20,325)	(27,150)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	31,684	65,804	67,899
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAX BENEFIT OF $2,503	—	—	(6,435)

NET INCOME	$31,684	$65,804	$61,464

Other comprehensive income (loss)	(7,139)	12,872	—

COMPREHENSIVE INCOME	$24,545	$78,676	$61,464

BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting change	$0.74	$1.70	$1.76
Cumulative effect of accounting change	—	—	(0.16)

Net income	$0.74	$1.70	$1.60

DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting change	$0.74	$1.68	$1.73
Cumulative effect of accounting change	—	—	(0.16)

Net income	$0.74	$1.68	$1.57

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	42,900	38,732	38,507
Diluted	43,004	39,214	39,250

The accompanying notes are an integral part of the consolidated financial statements.

STILLWATER MINING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Year ended December 31,	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,684	$65,804	$61,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,990	23,722	17,623
Deferred income taxes	4,453	23,844	27,485
Cumulative effect of accounting change	—	—	6,435
Restructuring costs, net	(5,938)	10,974	—
Cash paid on accrued restructuring costs	(3,110)	—	—
Stock issued under employee benefit plans	3,407	—	—
Amortization of debt issuance costs	1,104	422	3,467
Amortization of restricted stock compensation	464	—	—
Changes in operating assets and liabilities:
Inventories	(9,114)	(319)	(13,921)
Accounts receivable	3,126	(21,773)	—
Accounts payable	(7,229)	(171)	1,553
Restricted cash	(2,250)	—	—
Other	(3,449)	4,289	13,568

NET CASH PROVIDED BY OPERATING ACTIVITIES	52,138	106,792	117,674

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(57,169)	(197,155)	(198,060)
Proceeds from sale/leaseback transactions	1,282	1,507	6,579

NET CASH USED IN INVESTING ACTIVITIES	(55,887)	(195,648)	(191,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	252,652	72,139
Payments on long-term debt and capital lease obligations	(38,570)	(153,431)	(2,581)
Issuance of common stock, net of stock issue costs	56,047	2,059	11,978
Net metals repurchase agreement transactions	—	(9,386)	9,386
Payments for debt issuance costs	(1,613)	(5,111)	(1,456)
Other	(1,113)	(1,235)	(286)

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,751	85,548	89,180

CASH AND CASH EQUIVALENTS
Net increase (decrease)	11,002	(3,308)	15,373
Balance at beginning of year	14,911	18,219	2,846

BALANCE AT END OF YEAR	$25,913	$14,911	$18,219

The accompanying notes are an integral part of the consolidated financial statements.

STILLWATER MINING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated	Unearned
					Other	Compensation–	Total
	Shares	Common	Paid-in	Retained	Comprehensive	Restricted	Stockholders’
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

BALANCE AT DECEMBER 31, 1999	37,918	$379	$272,173	$50,552	—	—	$323,104
Net income	—	—	—	61,464	—	—	61,464
Common stock issued under stock plans	739	7	11,971	—	—	—	11,978
Tax benefit from stock options exercised	—	—	4,354	—	—	—	4,354
Repurchase and retirement of common stock	(11)	—	(286)	—	—	—	(286)

BALANCE AT DECEMBER 31, 2000	38,646	386	288,212	112,016	—	—	400,614
Net income	—	—	—	65,804	—	—	65,804
Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	$12,872	—	12,872
Cumulative effect of change in accounting method for derivative financial instruments, net of tax (See Note 2)	—	—	—	—	(7,139)	—	(7,139)
Common stock issued under stock plans	131	2	2,057	—	—	—	2,059
Tax benefit from stock options exercised	—	—	1,099	—	—	—	1,099
Repurchase and retirement of common stock	(6)	—	(186)	—	—	—	(186)

BALANCE AT DECEMBER 31, 2001	38,771	388	291,182	177,820	5,733	—	475,123
Net income	—	—	—	31,684	—	—	31,684
Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	(7,138)	—	(7,138)
Issuance of shares pursuant to a private placement	4,286	43	53,938	—	—	—	53,981
Common stock issued under employee benefit plans	354	3	3,404	—	—	—	3,407
Common stock issued under stock plans	58	1	731	—	—	—	732
Tax benefit from stock options exercised	—	—	87	—	—	—	87
Restricted shares of common stock granted to officers and employees	135	1	2,593	—	—	(2,594)	—
Amortization of unearned restricted stock	—	—	—	—	—	1,338	1,338
Forfeiture of unearned restricted stock	(17)	—	(330)	—	—	330	—

BALANCE AT DECEMBER 31, 2002	43,587	$436	$351,605	$209,504	$(1,405)	$(926)	$559,214

The accompanying notes are an integral part of the consolidated financial statements.

STILLWATER MINING COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

     The company’s operations consist of the Stillwater Mine located on the J-M Reef in Nye, Montana, the East Boulder Mine, which commenced commercial production during 2002, located at the western end of the J-M Reef in Sweet Grass County, Montana and a smelter and refinery located in Columbus, Montana.

     The company’s operations can be significantly impacted by risks and uncertainties associated with the mining industry as well as those specifically related to its operations. The risks and uncertainties that can impact the company include but are not limited to the following: price volatility of palladium and platinum, economic and political events affecting supply and demand for these metals, mineral reserve estimation, environmental obligations, government regulations, ownership of and access to mineral reserves and compliance with credit agreement.

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

RESTRICTED CASH EQUIVALENTS

     Restricted cash equivalents consist of cash equivalents which have been pledged as collateral on two letters of credit issued during 2002. The restrictions on the balances lapse upon expiration of the letters of credit, which currently have terms of less than one year.

INVENTORIES

     Metals inventories are carried at the lower of current market value or average unit cost. Production costs include the cost of direct labor and materials, depreciation and amortization, as well as overhead costs relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or fair market value.

PROPERTY, PLANT AND EQUIPMENT

     Plant and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from five to twenty years or, for capital leases, the term of the related leases if shorter. Maintenance and repairs are charged to operations as incurred. Mine development expenditures incurred to date to increase existing production, develop new ore bodies or develop mineral property substantially in advance of production are capitalized and amortized using a units-of-production method over the proven and probable reserves, as defined by the Securities and Exchange Commission industry guidelines. Mine development expenditures consist of a vertical shaft, multiple surface adits and underground infrastructure development including footwall laterals, rail and transportation, electrical, ventilation, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. These facilities are required not only for current operations, but also for all future planned operations. Accordingly, these costs are amortized over the company’s estimated proven and probable reserves. The company’s proven reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Additional capital expenditures will be required to access the company’s estimated probable reserves.

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

     Mine development expenditures, ore reserves and mine development amortization expense are separately determined for each of the company’s mines. Based on current mining rates and existing ore reserves, the Stillwater Mine and East Boulder Mine have estimated productive lives of approximately 24 and 48 years, respectively, at December 31, 2002.

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

ASSET IMPAIRMENT

     Effective January 1, 2002, the company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that Statement. The adoption of SFAS No. 144 did not have an impact on the company’s financial position or results of operations as of and for the year ended December 31, 2002. In accordance with SFAS No. 144, the company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured as the amount by which the asset-carrying value exceeds fair value. Fair value is determined using an estimated discounted future cash flow analysis. Future cash flows include estimates of recoverable ounces, platinum and palladium prices (considering current and historical prices, price trends, price guarantees under marketing contracts (See Note 12 — Long-Term Sales Contracts) and related factors), production levels, capital and reclamation expenditures, all based on detailed life-of-mine plans derived from engineering reports. In estimating future cash flows, assets are grouped together at each individual mine property which is the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions and/or the company’s performance could have a material effect on the company’s financial position and results of operations. As of December 31, 2002, the company does not believe that any impairment of its long-lived assets have occurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The company’s non-derivative financial instruments consist primarily of cash, accounts receivable, metals repurchase agreements payable, debt and capital lease obligations. The carrying amounts of cash, accounts receivable and metals repurchase agreements payable approximate fair value due to their short maturities. The carrying amounts of long-term debt approximate fair values as interest rates on the majority of such debt are variable. At December 31, 2002 and 2001, based on rates available for similar types of obligations, the fair values of capital lease obligations were not materially different from their carrying amounts.

REVENUE RECOGNITION

     Revenues consist of the sales of palladium and platinum, including any realized hedging gains or losses, and are reduced by sales discounts associated with long-term sales contracts. Byproduct metals revenue and secondary materials processing revenue are included as a reduction to the cost of metals sold rather than an increase in revenue.

     Effective January 1, 2000, the company changed its method of accounting for revenue recognition. Pursuant to the guidance in Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition for Financial Statements, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectability is probable. Under the terms of sales contracts and purchase orders received from customers, the company recognizes revenue when the product is in a refined and saleable form and title passes, which is typically when the product is transferred from the account of the company to the account of the customer. Sales discounts are recognized when the related revenue is recorded.

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

     Effective January 1, 2000, the company also implemented Issue No. 00-14 of the FASB’s Emerging Issues Task Force (EITF), Accounting for Certain Sales Incentives. The consensus reached by the FASB EITF requires a company to classify any cash sales discounts as a reduction in revenue. Prior to the implementation of EITF 00-14, the company classified sales discounts associated with long-term sales contracts as a component of cost of metals sold.

HEDGING PROGRAM

     From time to time, the company enters into derivative financial instruments, including fixed forwards, cashless put and call option collars and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the company’s revenue. These instruments are accounted for as hedges when the instrument is designated as a hedge of the related production and there exists a high degree of correlation between the fair value of the instrument and the fair value of the hedged production. The degree of correlation is assessed periodically for effectiveness or ineffectiveness. In the event that an instrument no longer meets the criteria for hedge designation, any subsequent gain or loss on the instrument is recognized immediately in earnings. Otherwise, gains or losses related to hedging transactions are recognized as adjustments to the revenue recorded for the related production. If an instrument is settled early, any gains or losses are deferred and recognized as adjustments to the revenue recorded for the related hedged production. Costs associated with the purchase of certain hedging instruments are deferred and amortized against revenue related to the hedged production.

     Effective January 1, 2001, the company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. SFAS Nos. 133 and 138 require that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. In accordance with the transition provisions of SFAS No. 133, the company recorded a net-of-tax cumulative-effect-type loss adjustment of $7.1 million in accumulated other comprehensive loss to recognize at fair value all derivatives that are designated as cash-flow hedging instruments at January 1, 2001.

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

RECLAMATION AND ENVIRONMENTAL COSTS

     Post-closure reclamation and site restoration costs are estimated based on environmental regulatory requirements and are accrued ratably over the life of the mine using a units-of-production method. Current expenditures related to ongoing environmental and reclamation programs are expensed as incurred. At December 31, 2002, the company was required to post surety bonds with the State of Montana in the amount of $20.3 million, which also represents the company’s current estimate of mine closure and reclamation costs for current operations. The accrued reclamation liability, included in other noncurrent liabilities, was approximately $1.9 million and $1.4 million, respectively at December 31, 2002 and 2001. Effective January 1, 2003, the company will account for reclamation liabilities under SFAS No. 143, Accounting for Asset Retirement Obligations. See Note 3 for a description of SFAS No. 143.

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

STOCK-BASED COMPENSATION

     The company has elected to account for stock options and other stock-based compensation awards using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, because stock options are granted at fair market value, no compensation expense has been recognized for stock options issued under the company’s stock option plans. The company records compensation expense for other stock-based compensation awards over the vesting periods. The company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the company has made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting, as set forth in SFAS No. 123, had been applied.

EARNINGS PER SHARE

     The company follows SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share.

     Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No adjustments were made to reported net income in the computation of earnings per share.

COMPREHENSIVE INCOME

     Comprehensive income includes net income, as well as other changes in stockholders’ equity that result from transactions and events other than those with stockholders. The company’s only significant element of other comprehensive income is unrealized gains and losses on derivative financial instruments.

START-UP COSTS

     The costs of start-up activities, including organization costs, are expensed as incurred.

DEBT ISSUANCE COSTS

     Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt using the effective interest method.

STOCK ISSUANCE COSTS

     Payment of specific costs directly attributable to a proposed sale of the company’s common stock are capitalized and included in other current assets. Upon issuance of the common stock, the capitalized costs are reclassified to equity as an offset to the proceeds.

USE OF ESTIMATES

     The preparation of the company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. The more significant areas requiring the use of management’s estimates relate to mineral reserves, reclamation and environmental obligations, valuation allowance for deferred tax assets, useful lives utilized for depreciation, amortization and accretion calculations, future cash flows from long-lived assets and accruals for restructuring costs. Actual results could differ from these estimates.

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

     SFAS No. 143 will be adopted on January 1, 2003. Upon adoption, the company will increase its post-closure reclamation liability by approximately $1.9 million, increase the carrying value of its assets by approximately $1.2 million and record a cumulative effect adjustment to decrease income by $0.7 million ($0.4 million net of tax).

NOTE 4

INVENTORIES

(in thousands)	2002	2001

Metals inventory
Raw ore	$783	$1,571
Concentrate and in-process	14,090	14,944
Finished goods	25,630	17,171

	40,503	33,686
Materials and supplies	11,555	9,258

	$52,058	$42,944

NOTE 5

PROPERTY, PLANT AND EQUIPMENT

(in thousands)	2002	2001

Machinery and equipment	$93,355	$58,135
Leased equipment	10,394	10,092
Buildings and structural components	261,152	159,366
Mine development	549,953	318,043
Land	10,033	3,276
Construction-in-progress:
East Boulder Mine	5,256	314,611
Stillwater Mine	15,885	12,220
Other construction-in-progress	2,154	11,867

	948,182	887,610
Less accumulated depreciation and amortization	(154,163)	(113,574)

	$794,019	$774,036

     The company’s total capital expenditures were as follows:

(in thousands)	2002	2001	2000

East Boulder Mine	$19,215	$105,224	$98,212
Stillwater Mine	38,166	72,563	88,321
Other construction-in-progress	1,452	18,970	11,339
Other	140	398	188

Total asset additions	58,973	197,155	198,060
Acquired by non-cash leasing transactions	(1,804)	—	—

Total capital expenditures	$57,169	$197,155	$198,060

     All capital expenditures related to East Boulder for fiscal years ending December 31, 2001 and 2000 were included in construction-in-progress prior to the start-up of the East Boulder Mine on January 1, 2002. For fiscal year ending December 31, 2001, East Boulder capital expenditures are net of proceeds of $7.1 million generated during construction and development activities.

NOTE 6

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

CREDIT FACILITY

     In February 2001, the company entered into a $250 million credit facility with a syndicate of financial institutions which replaced a previous $175 million bank facility. The credit facility has been amended or waivers have been obtained seven times with the most recent amendment effective March 20, 2003. The credit facility provides for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term B) and a $25 million revolving credit facility (reduced from $50 million at the company’s request as of March 20, 2003). Amortization of the term loan facilities commenced on March 31, 2002. The final maturity of the Term A facility and revolving credit facility is December 30, 2005. The Term B facility final maturity date is December 31, 2007.

     As of December 31, 2002, the company has $57.1 million and $129.8 million outstanding under the Term A and Term B facilities, respectively, bearing interest at 5.06% and 6.75%, respectively. During 2002, the company obtained a letter of credit in the amount of $7.5 million, which reduces amounts available under the revolving credit facility at December 31, 2002, bearing interest at 3.375%. The revolving credit facility requires an annual commitment fee of 0.5% on the remaining unadvanced amount. Of the $25 million revolving credit facility, $17.5 million remains available to the company.

     The loans are required to be prepaid from excess cash flow, proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Proceeds of the term loan facility were used to finance a portion of the company’s expansion plan. Proceeds of the revolving credit facility are being used for general corporate and working capital needs. At the company’s option, the Term A facility bears interest at the London Interbank Offered Rate (LIBOR) plus a margin of 3.0% to 3.375% or an alternate base rate plus a margin of 2.0% to 2.375%, in each case where the margin is adjusted depending upon the company’s ratio of debt to operating cash flow. The Term B facility bears interest at LIBOR, subject to a 2.5% minimum, plus a margin of 4.25% or an alternate base rate plus a margin of 3.25%. Substantially all the property and assets of the company and its subsidiaries and the stock of the company’s subsidiaries are pledged as security for the credit facility.

     Covenants in the credit facility include restrictions on: (1) additional indebtedness; (2) payment of dividends or redemption of capital stock; (3) liens; (4) investment, acquisitions, dispositions or mergers; (5) transactions with affiliates; (6) capital expenditures (other than those associated with the company’s mine plan); (7) refinancing or prepayment of subordinated debt; (8) changes in the nature of business conducted or ceasing operations at the principal operating properties; and (9) commodities hedging based upon annual palladium and platinum production. The company is also subject to financial covenants including a debt to operating cash flow ratio, a debt service coverage ratio and a debt to equity ratio.

     Events of default in the credit facility include: (1) a cross-default to other indebtedness of the company; (2) any material modification to the life-of-mine plans; (3) a change of control of the company other than the Norilsk Nickel transaction (see note 15); (4) the failure to maintain agreed-upon annual PGM production levels; (5) any breach or modification of any of the sales contracts; and (6) failure to consummate by January 2, 2004 the Norilsk Nickel transaction (see notes 15 and 17) or an alternate transaction which provides adequate levels of funding to the company through the issuance of equity or subordinated debt.

     During the fourth quarter of 2002, the company determined that it would likely not be in compliance with a minimum production covenant for 2002 in its credit agreement. As a result, the company obtained a waiver from its lenders dated December 31, 2002, which reduced the trailing four quarters production covenant requirement from 620,000 ounces to 612,500 ounces of palladium and platinum. As a result of the waiver, the company was in compliance with all production and financial covenants of the credit agreement as of December 31, 2002. Subsequent to year-end, the company amended its credit agreement (see note 17).

The following is a schedule by year of required principal payments to be made in quarterly installments on the amounts outstanding under the credit facility at December 31, 2002:

Year ended December 31, (in thousands)	Term A	Term B	Total

2003	$19,500	$1,350	$20,850
2004	19,500	1,350	20,850
2005	18,124	1,350	19,474
2006	—	60,750	60,750
2007	—	65,002	65,002

Total	$57,124	$129,802	$186,926

EQUIPMENT LEASE AGREEMENTS

     The company leases certain underground mining equipment under seven-year leasing agreements containing purchase options that can be exercised at the end of the original lease terms. The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

Year ended December 31, ( in thousands)

2003	$676
2004	535
2005	519
2006	519
2007 and thereafter	1,617

Total minimum lease payments	3,864
Less amount representing interest	824

Present value of net minimum lease payments	3,040
Less current portion	483

Total long-term capital lease obligation	$2,557

EXEMPT FACILITY REVENUE BONDS

     On July 6, 2000, the company completed a $30 million offering of Exempt Facility Revenue Bonds, Series 2000, through the State of Montana Board of Investments. The bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Mine. The bonds mature on July 1, 2020 and have a stated interest rate of 8.00% with interest paid semi-annually. The bonds have an effective interest rate of 8.57%. Net proceeds from the offering were $28.7 million. The balance outstanding at December 31, 2002 and 2001 was $29.3 million, which is net of the unamortized discount of $0.7 million.

SPECIAL INDUSTRIAL EDUCATION IMPACT REVENUE BONDS

     These bonds were issued by the company in 1989 in three series to finance impact payments to local school districts. The bonds bear interest at varying rates between 6.5% and 7.8% and mature in increasing annual principal amounts through 2009. The balance outstanding at December 31, 2002 and 2001 was $1.0 million and $1.1 million, respectively, of which approximately $0.1 million was classified as current in each year. The bonds, which are collateralized by the company’s real estate, are secured by guarantees from Chevron Corporation and Manville Corporation. Scheduled principal repayments during the years 2003 and 2004 are approximately $0.1 million in each year and during the years 2005 through 2007 are approximately $0.2 million in each year. Scheduled principal repayments thereafter total $0.2 million.

CASH PAID FOR INTEREST

     The company made cash payments for interest of $15.4 million, $17.0 million and $11.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 7

RESTRUCTURING COSTS

     In the fourth quarter of 2001, the company began implementing a revised operating plan, which included a reduction of the company’s previously planned capital expenditures and production levels. In accordance with the plan, the company terminated certain contracts related to ongoing mine development and accrued a pre-tax charge of approximately $11.0 million for early contract termination costs. The accrual was based on the termination provisions of the related contracts. During 2002, the company reduced its accrued restructuring costs resulting in a net gain of $7.0 million primarily as a result of negotiations of certain termination clauses of the construction contracts. Any adjustments to the original estimate of the accrual have been included in the company’s results of operations when determined.

     In accordance with the revised operating plan, during the second quarter of 2002, the company eliminated six management positions and recorded an addition to the restructuring accrual of $1.1 million.

The following summary sets forth the changes of the restructuring accrual during 2002:

			Total
	Contract	Employee	Restructuring
(in thousands)	Terminations	Terminations	Accrual

Balance at December 31, 2001	$10,974	$—	$10,974
Additional accrual	—	1,089	1,089
Cash paid	(2,288)	(822)	(3,110)
Accrual adjustments	(7,027)	—	(7,027)

Balance at December 31, 2002	$1,659	$267	$1,926

NOTE 8

EMPLOYEE BENEFIT PLANS

     The company has adopted two savings plans, which qualify under section 401(k) of the U.S. Internal Revenue Code covering all non-bargaining and bargaining employees. Effective January 1, 2002, the company amended the provisions of these plans. Under the amended provisions, employees may elect to contribute up to 20% of their cash compensation, subject to the Employee Retirement Income Security Act of 1974 (ERISA) limitations effective January 1, 2002. The company is required to make matching contributions equal to 100% of the employee’s contribution up to 6% of the employee’s compensation. Matching contributions can be paid with common stock of the company. During 2002, the company issued 353,976 shares of common stock with a market value of approximately $3.4 million to match employees’ contributions of $3.4 million. Cash contributions made to the plans were $0.4 million, $3.8 million and $2.4 million in 2002, 2001 and 2000, respectively.

NOTE 9

COMMON STOCK PLANS AND AGREEMENTS

STOCK PLAN

     The company sponsors stock option plans that enable the company to grant stock options or restricted stock to employees and non-employee directors. As of December 31, 2002, there were 5,550,000 shares of common stock authorized for issuance under the plans.

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

     There were approximately 640,000 shares available for grant as of December 31, 2002. During 2002, the company granted 135,119 shares of restricted stock to certain of its officers and employees, of which 46,344 shares vested during 2002. The remaining shares will vest January 2, 2005. The market value of the restricted stock awarded totaled approximately $2.6 million on the grant date and was recorded as a separate component of stockholders’ equity. Approximately 17,000 shares of restricted stock were forfeited during 2002. The company is amortizing unearned compensation over the vesting periods. During 2002, approximately $464,000 was recognized as compensation expense and approximately $874,000 was amortized against a liability that had been recorded at December 31, 2001.

     Stock option activity for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

			Weighted Average
		Weighted Average	Fair Value of
	Shares	Exercise Price	Options Granted

Options outstanding at January 1, 2000	2,253,199	17.52	—
(1,524,185 exercisable)
2000 Activity:
Options granted	419,550	30.56	$14.00
Options exercised	(750,680)	16.40	—
Options canceled	(37,100)	30.77	—

Options outstanding at December 31, 2000	1,884,969	20.61	—
(1,191,443 exercisable)
2001 Activity:
Options granted	518,988	32.98	$13.56
Options exercised	(120,980)	15.87	—
Options canceled	(37,947)	30.99	—

Options outstanding at December 31, 2001	2,245,030	$23.55	—
(1,664,652 exercisable)
2002 Activity:
Options granted	558,179	18.18	$7.10
Options exercised	(58,125)	12.83	—
Options canceled	(148,221)	25.37	—

Options outstanding at December 31, 2002
(1,954,633 exercisable)	2,596,863	$22.54	—

     The following table summarizes information for outstanding and exercisable options as of December 31, 2002:

		Options Outstanding		Options Exercisable

		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price

$ 3.91	94,749	1.7	$3.91	94,749	$3.91
$ 4.66-$ 9.33	28,762	6.8	$7.18	1,463	$9.00
$ 9.33-$13.99	189,632	3.6	$12.56	180,657	$12.65
$13.99-$18.65	562,252	4.9	$15.72	531,274	$15.66
$18.65-$23.31	548,953	7.2	$19.78	141,754	$21.14
$23.31-$27.98	460,194	4.8	$26.62	435,906	$26.62
$27.98-$32.64	363,673	4.0	$30.04	334,354	$30.15
$32.64-$37.30	159,950	7.3	$34.28	98,616	$33.92
$37.30-$41.97	185,398	5.2	$38.15	132,560	$38.22
$41.97-$46.63	3,300	2.0	$43.83	3,300	$43.83

	2,596,863	5.3	$22.54	1,954,633	$22.60

     The company has elected to follow the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. Under APB Opinion No. 25, because the exercise price of the company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,	2002	2001	2000

Weighted average expected lives (years)	3.7	3.7	3.2
Interest rate	3.1%	4.5%	6.2%
Volatility	58%	56%	58%
Dividend yield	—	—	—

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

     The estimated fair value of the options is amortized to expense over the vesting period of the options for purposes of the following pro forma disclosures:

Year ended December 31, (in thousands, except for per share amounts)	2002	2001	2000

Pro forma net income	$28,755	$60,688	$57,344
Pro forma earnings per share:
Basic	$0.67	$1.57	$1.49
Diluted	$0.67	$1.55	$1.46

     The effect of outstanding stock options on diluted weighted average shares outstanding was 74,248, 481,442 and 743,060 shares for 2002, 2001 and 2000, respectively. Outstanding options to purchase 2,416,238, 820,616 and 65,575 shares of common stock were excluded from the computation of diluted earnings per share for the years ended December 31, 2002, 2001 and 2000, respectively, because the effect of inclusion would have been antidilutive using the treasury stock method.

     The effect of outstanding restricted stock was to increase diluted weighted average shares outstanding by 29,661 shares for 2002.

RIGHTS AGREEMENT

     In October 1995, the Board of Directors of the company adopted a Rights Agreement under which Stillwater stockholders of record as of November 15, 1995 received a dividend in the form of Preferred Stock Purchase Rights (the “Rights”). The Rights permit the holder to purchase one one-thousandth of a share (a unit) of Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a purchase price of $53 per unit, subject to adjustment. All outstanding Rights may be redeemed by the company at any time until such time the Rights become exercisable. Until a Right is exercised, the holder thereof has no rights as a stockholder of the company, including the right to vote or receive dividends. Subject to certain conditions, the Rights become exercisable ten business days after a person or group acquires or commences a tender or exchange offer to acquire a beneficial ownership of 15% or more of the company’s outstanding common stock. The company amended the Rights Agreement effective November 20, 2002, whereby the transaction with MMC Norilsk Nickel will not cause the Rights to become exercisable. The Rights expire on October 26, 2005 unless earlier redeemed or exercised.

NOTE 10

INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

Year ended December 31, (in thousands)	2002	2001	2000

Current federal	$—	$202	$(335)
Current state	—	—	—

Total current	—	202	(335)

Deferred federal	7,447	16,632	22,600
Deferred state	1,498	3,491	4,885

Total deferred	8,945	20,123	27,485

Total income tax provision	8,945	20,325	27,150
Less: Income tax allocated to cumulative effect	—	—	(2,503)

Net income tax provision	$8,945	$20,325	$24,647

     The components of the company’s deferred tax liabilities (assets) are comprised of the following temporary differences and carryforwards:

December 31, (in thousands)	2002	2001

Property and equipment	$29,408	$19,699
Mine development costs	127,698	118,201
Capital lease obligations	1,126	654
Derivative financial instruments	—	3,726
Other	—	295

Total deferred tax liabilities	158,232	142,575

Noncurrent liabilities	(4,096)	(4,294)
Current liabilities	(2,564)	(1,723)
Derivative financial instruments	(913)	—
Inventory	(2,301)	(3,419)
Net operating loss and other carryforwards	(73,522)	(62,669)

Total deferred tax assets	(83,396)	(72,105)

Net deferred tax liabilities	$74,836	$70,470

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The company expects the deferred tax assets at December 31, 2002 to be realized as a result of projected income from future operations and reversal of existing taxable temporary differences. There was no valuation allowance recorded in 2002 or 2001 because it is more likely than not that all deferred tax assets will be realized. A reconciliation from the federal income tax provision at the applicable statutory income tax rate to the effective rate is as follows:

Year ended December 31, (in thousands)	2002	2001	2000

Income before income taxes and cumulative effect of accounting change	$40,629	$86,129	$95,049

Income taxes at statutory rate	$14,220	$30,145	$33,267
State income taxes, net of federal benefit	989	2,304	3,622
Excess percentage depletion	(6,372)	(15,483)	(9,254)
Adjustments to prior years’ tax provisions	—	3,224	(921)
Other	108	135	436

Total income tax provision	8,945	20,325	27,150

Less: Income tax allocated to cumulative effect	—	—	(2,503)

Net income tax provision	$8,945	$20,325	$24,647

     At December 31, 2002, the company had approximately $187 million of regular tax net operating loss carryforwards expiring during 2009 through 2022. The company believes that it is more likely than not that these carryforwards will be utilized to reduce future federal income tax liabilities. Management can and would implement tax planning strategies to prevent these carryforwards from expiring.

     The company made cash payments for income taxes of $0.4 million, $0.4 million and $0.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 11

CAPITAL TRANSACTIONS

     On January 31, 2002, the company completed a $60 million private placement of its common stock involving approximately 4.3 million shares or approximately 10% of the outstanding shares after such issuance. The price of $14 per share represents an approximate 10% discount from the closing price of $15.61 on January 29, 2002. Proceeds from the offering were approximately $54.0 million, net of offering costs of $6.0 million. The proceeds were used to pay down $25 million under the revolving credit facility and the remaining proceeds were used for general corporate purposes.

NOTE 12

LONG-TERM SALES CONTRACTS

     In September 1998, the company entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. In 2000 and 2001, the company amended these contracts to extend the terms and to modify the pricing mechanisms. Under the revised terms, the company committed between 80% to 100% of its annual palladium production. Palladium sales are priced at a discount to market, with various floor prices averaging approximately $339 to $400 per ounce on 80% to 100% of its production from 2003 to 2010. The company agreed to various maximum palladium prices averaging approximately $400 to $975 per ounce on 16% to 39% of its production from 2003 to 2010.

     In addition, the company committed between 70% to 100% of its annual platinum production. Platinum sales are priced at a discount to market, subject to minimum prices averaging approximately $401 to $425 per ounce on 70% to 100% of its production from 2003 to 2010. The company agreed to various maximum prices averaging approximately $554 to $856 per ounce on 14% to 33% of its production from 2003 to 2010.

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

	PALLADIUM				PLATINUM

	% of	Avg. Floor	% of	Avg. Ceiling	% of	Avg. Floor	% of	Avg. Ceiling
Year	Production	Price	Production	Price	Production	Price	Production	Price

2003	95%	$357	28%	$400	100%	$401	33%	$554
2004	100%	$371	39%	$644	80%	$425	16%	$856
2005	100%	$355	31%	$702	80%	$425	16%	$856
2006	100%	$339	16%	$981	80%	$425	16%	$856
2007	80%	$400	20%	$975	70%	$425	14%	$850
2008	80%	$385	20%	$975	70%	$425	14%	$850
2009	80%	$380	20%	$975	70%	$425	14%	$850
2010	80%	$375	20%	$975	70%	$425	14%	$850

NOTE 13

COMMODITY INSTRUMENTS

     The company uses various derivative financial instruments to manage the company’s exposure to market prices associated with changes in palladium and platinum commodity prices and interest rates. Because the company hedges only with instruments that have a high correlation with the value of the hedged transactions, changes in derivatives’ fair value are expected to be offset by changes in the value of the hedged transaction.

     The company utilizes the following types of derivative financial instruments: fixed forwards, cashless put and call option collars, financially settled forwards and interest rate swaps. For derivative instruments, the company designates derivatives as a hedge of a forecasted transaction (“cash flow” hedge). Currently, all derivatives have been assessed as highly effective cash-flow hedges that link to a specific firm commitment or forecasted transaction. Changes in fair value of derivatives that are highly effective as hedges and that are designated and qualified as a cash-flow hedge are reported in other comprehensive income until the related specific firm commitments or forecasted transactions occur. Hedging gains or (losses) on commodity instruments of $9.2 million, $5.5 million and ($15.8) million were recognized as an adjustment to revenue in 2002, 2001 and 2000, respectively. Hedging losses on interest rate swaps of $1.5 million were recognized as additional interest expense during 2002.

     The company enters into cashless put and call option collars under which the company receives the difference between the put price and the market price only if the market price is below the put price and the company pays the difference between the call price and the market price only if the market price is above the call price. The company’s put and call options are financially settled at maturity. Since the put/call instruments hedge forecasted transactions, they qualify for cash flow hedge accounting. They are considered to be highly effective since the intrinsic value of the put/call will offset the change in value associated with future production not subject to the long-term sales contract. The company recorded $2.4 million and $13.3 million in losses for the settlement of cashless put and call option collars in 2001 and 2000, respectively.

     The company may enter into fixed forward contracts to sell metals at a future date and at a fixed price in order to reduce the risk associated with future metals prices for ounces produced in excess of the company’s long-term sales contracts. These instruments are considered to be highly effective derivatives that will qualify for cash flow hedge accounting since they are an “all-in-one-hedge” instrument, meaning that all of the components (ounces, delivery date, and price) are fixed as part of the original commitment. No fixed forward contracts were settled during 2002 and 2001. The company recorded $2.5 million in losses for the settlement of fixed forward contracts in 2000.

     The company also enters into financially settled forwards. They differ from fixed forwards in that they are settled net in cash. The company uses the financially settled forwards as a mechanism to hedge the fluctuations in metal prices associated with future production not subject to the long-term sales contracts. The financially settled forwards qualify as a cash flow hedge and are considered to be highly effective, since the change in the value of the financially settled forward will offset changes in the expected future cash flows related to future production not subject to the long-term sales contracts. The company recorded $9.2 million and $7.9 million in gains on the settlement of financially settled forwards in 2002 and 2001, respectively. No financially settled forwards were settled in 2000.

     During the first quarter of 2002, the company entered into two identical interest rate swap agreements with a combined notional amount totaling $100 million. The interest rate swap agreements were effective March 4, 2002 and mature on March 4, 2004. The agreements require the company to pay interest at a fixed rate of 3.67% and receive interest at a rate based on London Interbank Offered Rate (LIBOR), which is adjusted on a quarterly basis. The adjusted quarterly rate at December 31, 2002 was 1.42%. The interest rate swap agreements qualify as a cash flow hedge and are considered to be highly effective since the change in the value of the interest rate swap will offset changes in the future cash flows related to interest payments on the company’s debt. As of December 31, 2002, the fair value of the interest rate swaps was a loss of $2.3 million ($1.4 million net of tax) of which the company expects to reclassify approximately $2.0 million to interest expense during the next 12 months.

     In accordance with the transition provisions of SFAS No. 133, the company recorded a cumulative-effect-type loss adjustment of $10.0 million ($7.1 million net of tax) in accumulated other comprehensive loss to recognize at fair value all derivatives that are designated as cash-flow hedging instruments at January 1, 2001. At December 31, 2001, substantially all financially settled forwards outstanding were closed and cash had been received. The gains were deferred until the 2002 original contract settlement dates. The company reclassified to earnings the entire $9.5 million ($5.7 million net of tax) of unrealized gains that existed at December 31, 2001. The following summary sets forth the changes in other comprehensive income (loss) accumulated in stockholders’ equity during 2001 and 2002:

	Commodity	Interest	Total Derivative
(in thousands)	Instruments	Rate Swaps	Financial Instruments

Balance at December 31, 2000	$—	$—	$—
Cumulative effect upon adoption of SFAS No. 133 and No. 138	(9,985)	—	(9,985)
Reclassification to earnings	(5,465)	—	(5,465)
Change in fair value	24,908	—	24,908

Balance at December 31, 2001	9,458	—	9,458
Reclassification to earnings	(9,158)	1,545	(7,613)
Change in fair value	(300)	(3,863)	(4,163)

Balance at December 31, 2002	$—	$(2,318)	$(2,318)

The net of tax balances in other accumulated comprehensive income (loss) at December 31, 2002 and 2001 were ($1.4) million and $5.7 million, respectively.

NOTE 14

COMMITMENTS AND CONTINGENCIES

REFINING AGREEMENTS

     The company has contracted with two entities to refine its filter cake production. Even though there is a limited number of PGM refiners, the company believes that it is not economically dependent upon any one refiner.

OPERATING LEASES

     In September 1998, the company completed the sale and leaseback of a tunnel boring machine and miscellaneous other mining equipment. The leases are non-cancelable with terms of seven years and are classified as operating leases for financial reporting purposes. In September 2000, the company entered into an additional operating lease through the sale and leaseback of mining equipment. The lease is non-cancelable with a term of five years and is classified as an operating lease for financial reporting purposes. In December 2001, the company entered into an additional operating lease through the sale and leaseback of mining equipment. The lease is cancelable after one year with a term of seven years and is classified as an operating lease for financial reporting purposes. Rental expense amounted to approximately $5.0 million, $2.1 million and $1.6 million in 2002, 2001 and 2000, respectively.

     Future minimum lease payments for non-cancelable leases with terms in excess of one year are $3.4 million, $3.3 million, $2.5 million, $0.2 million and $0.5 million in 2003, 2004, 2005, 2006 and 2007 and thereafter, respectively.

SIGNIFICANT CUSTOMERS

     Sales to significant customers represented approximately 97%, 96% and 91% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

LABOR UNION CONTRACT

     As of December 31, 2002, the company had approximately 62% and 16% of its labor forces covered by collective bargaining agreements expiring June 30, 2004, and June 30, 2005, respectively.

LEGAL PROCEEDINGS

     The company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company’s consolidated financial position, results of operations or liquidity.

NOTE 15

STOCK PURCHASE AGREEMENT

     On November 20, 2002, the company and MMC Norilsk Nickel (Norilsk Nickel), a Russian mining company, signed a definitive agreement whereby Norimet, a wholly-owned subsidiary of Norilsk Nickel, will acquire a 51% majority ownership in the company through the issuance of 45.5 million newly issued shares of the company’s common stock in exchange for $100 million cash and approximately 877,000 ounces of palladium, valued at $241 million based on the November 19, 2002, London PM fix of $275 per ounce. Under the agreement Norilsk Nickel will also commence a cash tender offer within 30 days of the closing to acquire additionally up to 10% of the currently outstanding shares of the company at a price of $7.50 per share if the company share price is below $7.50 per share during the 15 trading days after closing, which additional share purchase would increase Norilsk Nickel’s ownership in the company to approximately 56%. The total investment by Norilsk Nickel will be approximately $341 million as of November 19, 2002, which represents a value of $7.50 for each company share.

     The agreement provides that the company and Norilsk Nickel will negotiate in good faith to enter into a PGM agreement within six months of the closing, whereby the company and Norilsk Nickel expect to enter into a PGM agreement, whereby the company will purchase at least one million ounces of palladium annually from Norilsk Nickel. The company intends that the metal received from Norilsk Nickel, as well as the metal purchased under the PGM agreement, will be sold to customers, depending upon market condition and the ability to place the metal pursuant to new long-term contracts. In an effort to minimize market risk, the company does not intend to agree to purchase any palladium from Norilsk Nickel before such long-term contracts are in place.

     The transaction is subject to a number of conditions, including the expiration of the Hart-Scott-Rodino antitrust waiting period and other customary approvals. On March 20, 2003, the company received the necessary amendment under its credit agreement in connection with the transaction. The company is required to use 50% of the net cash proceeds from the sale of the palladium received in connection with the transaction to prepay the term loans. The remaining proceeds will be used, among other things, for general corporate purposes including the possible expansion of its East Boulder Mine. The transaction is anticipated to close in 2003.

NOTE 16

QUARTERLY DATA (UNAUDITED)

     Quarterly earnings data for the years ended December 31, 2002 and 2001 were as follows:

	2002 Quarter Ended

(in thousands, except per share data)	March 31	June 30	September 30	December 31

Revenue	$75,977	$75,007	$65,970	$58,645
Operating income	$25,888	$17,069	$9,675	$4,695
Net income (loss)	$16,565	$11,060	$4,659	$(600)
Comprehensive income (loss)	$15,120	$8,628	$2,444	$(1,647)
Basic earnings per share	$0.40	$0.26	$0.11	$(0.01)
Diluted earnings per share	$0.40	$0.26	$0.11	$(0.01)

	2001 Quarter Ended

	March 31	June 30	September 30	December 31

Revenue	$89,864	$75,304	$52,893	$59,320
Operating income	$40,554	$29,100	$12,831	$1,744
Net income	$29,402	$21,292	$10,260	$4,850
Comprehensive income	$35,916	$26,552	$14,291	$1,917
Basic earnings per share	$0.76	$0.55	$0.26	$0.13
Diluted earnings per share	$0.75	$0.54	$0.26	$0.12

NOTE 17

SUBSEQUENT EVENT

     After December 31, 2002 the company began working with its lead banks to obtain waivers and amendments of various covenants under the credit facility due to: (1) the requirement to obtain lender approval of transactions which result in a change of control of the company, such as the Norilsk Nickel transaction (see note 15); (2) implementing a new long-range operating plan in the first quarter of 2003, which focuses on reducing operating and capital costs and, therefore, requiring the company to lower its 2003 PGM production target to 615,000 ounces. As a result of the modified operating plan and lower forecast production levels, the company determined that it would not likely be in compliance with certain of its covenants under the credit facility at March 31, 2003; (3) management’s concern that at the current low palladium prices and without access to additional capital provided by borrowings under the revolving credit facility, the company did not believe that its cash would be sufficient to maintain its projected liquidity requirements, including interest and principal payments required under the credit facility, through 2003.

     On March 20, 2003, the company obtained an amendment to the credit agreement that, among other things, modifies certain production and financial covenants for the remaining term of the agreement and allows for the Norilsk Nickel transaction. The amendment also provides the company with access to the $17.5 million of availability under the revolving credit facility. This amendment modified covenants relating to the debt to EBITDA ratio, the debt service coverage ratio, production ounces and the minimum average primary development for the Stillwater and East Boulder Mines. During the first quarter of 2003, the company’s debt to EBITDA ratio may not be greater than 3.55:1.0, annual production for the company may not be less than 565,000 ounces, its debt service coverage ratio may not be less than 2.20:1.0, its average primary development with respect to the Stillwater Mine may not be less than 5,000 feet and its average primary development with respect to the East Boulder Mine may not be less than 1,900 feet. All such covenants thereafter change quarterly as further set forth in the credit agreement as amended. The amendment did not alter the debt to equity ratio, which, during the term of the credit agreement shall not be greater than 1.0:1.0. This amendment also modified the maximum capital expenditures permitted; during the fiscal year 2003, the company is permitted to make capital expenditures up to $57 million. Additionally, the developed proven ore reserves measure based on equivalent months of production was modified.

     Pursuant to the credit agreement and further detailed in the amendment, the company is required to use $50 million of the $100 million cash proceeds received in the Norilsk Nickel transaction to prepay the term loan. In addition, the company must use 50% of the net proceeds from the sale of palladium received in the Norilsk Nickel transaction to prepay its term loans. In connection with this amendment, the company agreed to an amendment fee of 0.5% (approximately $1.1 million), and a 0.5% increase in the interest rate payable on the loans. As a result of the amendments, the company believes it will remain in full compliance with the credit agreement throughout 2003.

     The company is currently working with regulatory authorities to obtain approval of the Norilsk Nickel transaction; however, no assurances can be given that this stock purchase transaction will be consummated. If the company is unable to consummate this transaction by January 2, 2004, or an alternate transaction which provides adequate levels of funding to the company through the issuance of equity or subordinated debt, it will be in default on the credit facility and the loan would become due immediately.

     Management believes with the amendments and access to undrawn $17.5 million under the revolving credit facility, together with cash expected to be generated from operations will be adequate to meet the company’s liquidity needs through 2003.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH

ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information concerning the individuals who were executive officers of the company as of December 31, 2002.

Name	Age	Position

Francis R. McAllister	60	Chairman of the Board and Chief Executive Officer
James A. Sabala (1)	48	Vice President and Chief Financial Officer
John R. Stark	50	Vice President, Human Resources, Secretary and Corporate Counsel
Robert M. Taylor	51	Vice President, Mine Operations
Terrell I. Ackerman	49	Vice President, Planning and Process Operations

(1)	Mr. Sabala resigned as an officer of the company effective January 24, 2003.

     The following are brief biographies of the company’s executive officers and directors:

EXECUTIVE OFFICERS

     Francis R. McAllister (age 60) was appointed Chairman of the Board and Chief Executive Officer of the company effective February 12, 2001. Mr. McAllister was appointed a Director of the company on January 9, 2001. Prior to his appointment to the Board, Mr. McAllister was with ASARCO Incorporated from 1966 to 1999, most recently serving as Chairman and Chief Executive Officer in 1999, Chief Operating Officer from 1998 to 1999, Executive Vice President — Copper Operations from 1993 to 1998, Chief Financial Officer from 1982 to 1993 and in various professional and management positions from 1966 to 1982. He currently serves on the Board of Directors of Cleveland Cliffs, Incorporated, an iron ore mining company. Mr. McAllister received his MBA from New York University, his Bachelor of Science — Finance from the University of Utah, and attended the Advanced Management Program at Harvard Business School.

     John R. Stark (age 50) was appointed Vice President, Human Resources on September 21, 1999 and was subsequently appointed Secretary and Corporate Counsel on May 29, 2001 and July 17, 2001, respectively. Mr. Stark has a varied background in corporate administrations and human resources. He was previously with Molycorp, Inc. since 1996 as Manager of Sales and Administration; Western Mobile, Inc., an international construction material supplier, from 1992 to 1996; and with AMAX Inc. for 13 years until 1992. Mr. Stark received his Juris Doctor degree from the University of Denver School of Law and holds a Bachelor of Arts degree in economics from the University of Montana.

     Robert M. Taylor (age 51) is currently Vice President, Mine Operations. Mr. Taylor joined the company in May 2000 after 6 years at MRDI, a division of AGRA — Simons Ltd. From 1994 to 2000, as Vice President, Mr. Taylor conducted feasibility studies, operational and planning reviews and mine planning, and from 1994 through 1996, Mr. Taylor was assigned to Zambia Consolidated Copper Mines Ltd. as Mine Manager of the Baluba Flat Mine. From 1991 to 1994, Mr. Taylor was an independent consultant, managing project evaluations and due diligence reviews. Mr. Taylor was employed by Freeport Indonesia in various engineering and superintendent roles at the Grasberg copper mine in Indonesia from 1986 through 1991. Mr. Taylor’s past positions included chief engineer at Federal American Partners, senior production engineer at United Nuclear Corp. and shift boss and associate engineer at AMAX Inc.’s molybdenum mines. Mr. Taylor received a Bachelor of Science degree in Mine Engineering from the Colorado School of Mines.

     Terrell I. Ackerman (age 49) is currently Vice President, Planning and Process Operations. Mr. Ackerman joined the company in March 2000 as Director of Corporate Planning after 2 years as an independent consultant. During 1998 and 1999 Mr. Ackerman conducted feasibility studies, operational and mine planning reviews for various underground operations. Prior to this time, Mr. Ackerman was VP and General Manager of BHP Copper’s San Manuel Operation in Arizona. Mr. Ackerman held increasing roles of accountability for Magma Copper Company starting as an underground engineer in training in 1976. Mr. Ackerman received a Bachelor of Science degree in Mine Engineering from the University of Idaho College of Mines.

DIRECTORS

     Richard E. Gilbert (age 62). Mr. Gilbert has been a director of the company since January 1999. Mr. Gilbert most recently served as a Managing Director of Robert Fleming, Inc., an investment banking firm, from 1997 until his retirement in 1998. From 1991 to 1997, Mr. Gilbert served as Managing Director of Everen Securities, an investment banking firm. Previously he was the founder, President and Chief Executive Officer of Resource Bank & Trust.

     Apolinar Guzman (age 69). Mr. Guzman has been a director of the company since July 1998. Mr. Guzman is presently an independent project development and operation consultant. Since April 1998, Mr. Guzman has been a director of Rio Tinto Limited, an international mining and metals company. From August 1998 to July 2001, he was a Project Director for Compañia Minera Antamina, a South American mining company. From 1976 until his retirement in 1998, Mr. Guzman served in various projects and operating positions with Rio Tinto Limited.

     Patrick M. James (age 58). Mr. James is the company’s Lead Director. Mr. James was appointed a director of the company on January 9, 2001. Since February 2001, Mr. James has been an independent natural resource management consultant. Mr. James was the President and Chief Executive Officer of Rio Algom Limited from June 1997 through February 2001. Prior to joining Rio Algom Limited, Mr. James spent 18 years with Santa Fe Pacific Gold Corporation, becoming President and Chief Operating Officer in 1994 and Chairman, President and Chief Executive Officer in 1995. Mr. James is currently a director of Dynatec Corporation, a Canadian mining company and a Director and Executive Chairman of Constellation Copper Corp., a Canadian mining company.

     Stephen V. Kearney (age 44). Mr. Kearney was appointed a director of the company on July 18, 2001. Mr. Kearney is currently executive chairman of Royal Bafokeng Resources Holdings (Pty) Limited, a South African minerals and metals resources company. From December 31, 2001 until December 31, 2002, Mr. Kearney was an advisor of the company to provide operational oversight and to assist the company in its efforts to increase productivity and reduce operating costs and capital. Currently Mr. Kearney is a non-executive director of the company. Mr. Kearney served as Chief Executive Officer of Impala Platinum Holdings Limited, a South African producer of platinum group metals from 1998 to 2000. Mr. Kearney previously held various positions of increasing responsibility within Impala from November 1990 to 1998, including that of Managing Director from December 1996 to 1998. From 1983 to November 1990, Mr. Kearney held various operational and management positions with General Mining, Metals and Minerals, a division of Gencor, a South African mining company. Mr. Kearney is currently the non-executive chairman of Jubilee Platinum PLC, a platinum exploration company, listed on Alternative Investment Market (AIM) in London.

     Joseph P. Mazurek (age 54). Mr. Mazurek has been a director of the company since May 2001. Mr. Mazurek is currently a partner in the law firm of Crowley, Haughey, Hanson, Toole & Dietrich, PLLP located in Helena, Montana. He was the Attorney General for the State of Montana from January 1993 until December 2000. From 1975 through 1992, he was an attorney with the Helena, Montana law firm of Gough, Shanahan, Johnson and Waterman.

     Francis R. McAllister (age 60). Mr. McAllister became a director of the company on January 9, 2001 and the Chairman of the Board and Chief Executive Officer of the company on February 12, 2001. Prior to his appointment to the Board, Mr. McAllister was with ASARCO Incorporated from 1966 to 1999, serving as Chairman and Chief Executive Officer in 1999, Chief Operating Officer from 1998 to 1999, Executive Vice President – Copper Operations from 1993 to 1998, Chief Financial Officer from 1982 to 1993 and in various professional and management positions from 1966 to 1982. He currently serves on the board of directors of Cleveland Cliffs, Incorporated, an iron ore mining company.

     Sheryl K. Pressler (age 52). Ms. Pressler has been a director of the company since May 9, 2002. She has been a self-employed investment and strategy consultant in Atlanta, Georgia since 2001. From 2000 to 2001, she was the Chief Executive Officer for Lend Lease Real Estate Investments – United States, a subsidiary of Lend Lease Corporation, an Australian real estate services company. From 1994 to 2000, she was the Chief Investment Officer for the California Public Employees’ Retirement System (CalPERS), the

nation’s largest public pension fund. From 1981 to 1994, she was responsible for the management of the Retirement Funds for the McDonnell Douglas Corporation. Ms. Pressler is currently a director of Nuevo Energy Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the company’s directors and executive officers and persons who own more than 10% of a registered class of the company’s equity securities to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the company. Based solely on its review of copies of the Section 16(a) reports and written representations the company has received, the company believes that during 2002, all of its directors, executive officers and greater than 10% beneficial owners had timely filed all required reports.

ITEM 11

EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to the company’s Chief Executive Officer and other executive officers for the years 2002 through 2000.

				Other	Securities
				Annual	Underlying			All Other
		Salary	Bonus	Comp $	Options		Restricted	Comp
Name and Principal Position	Year	$		$(1)	#		Stock	$ (2) (3)

Francis R. McAllister (4)	2002	500,000	—	—	156,250		26,042	14,886
Chairman and Chief
Executive Officer	2001	464,065	—	—	85,000	(8)	11,823	10,827
James A. Sabala (5)	2002	245,000	—	7,568	12,500		—	12,314
Vice President and Chief	2001	200,446	—	98,153	15,000		3,802	10,884
Financial Officer	2000	182,000	59,105	—	17,000		—	10,109
John R. Stark	2002	207,500	—	11,609	28,333		5,313	12,507
Vice President, Human Resources	2001	170,002	—	60,026	10,000		2,396	10,200
Secretary and Corporate Counsel	2000	137,701	44,491	26,092	2,250		—	7,250
Robert M. Taylor (6)	2002	185,000	—	—	30,833		5,781	12,766
Vice President, Mine Operations	2001	185,654	—	—	10,000		2,604	10,884
	2000	99,999	27,075	4,992	15,000		—	3,081
Terrell I. Ackerman (7)	2002	157,627	—	—	10,563		3,521	9,044
Vice President,	2001	135,200	37,079	52,950	—		1,615	8,587
Processing Operations	2000	106,917	—	8,521	8,000		—	3,209

(1)	Amount includes reimbursement in 2001 for relocation expenses of $98,153 and $7,568 for Mr. Sabala in 2001 and 2002; $4,922 for Mr. Taylor in 2000; $26,092, $60,026 and $11,609 for Mr. Stark in 2000, 2001 and 2002; and $8,521 and $52,950 for Mr. Ackerman in 2000 and 2001.

(2)	Amounts include life insurance premium payments during 2002 for McAllister, Sabala, Stark, Taylor and Ackerman.

(3)	Amounts include 401(k) matching contributions made by the company during 2002 for McAllister, Sabala, Stark, Taylor and Ackerman.

(4)	Mr. McAllister was appointed as an executive officer on February 12, 2001. 2001 compensation amounts represent compensation for February 12 to December 31, 2001. See “Employment Agreements.”

(5)	Mr. Sabala was the company’s Vice President and Chief Financial Officer until his resignation, effective January 24, 2003.

(6)	Mr. Taylor was appointed an executive officer on May 9, 2000. 2000 compensation amounts represent compensation for May through December 31, 2000.

(7)	Mr. Ackerman was appointed an executive officer on May 8, 2002. 2002 compensation includes $112,560 salary and 3,521 restricted stock shares received as an executive officer. See “Employment Agreements.”

(8)	Includes options to acquire 10,000 shares received upon Mr. McAllister ‘s appointment as a non-employee director, before he was appointed an executive officer of the company.

Option Grants in Last Fiscal Year

     The following table contains information concerning the grant of stock options to the company’s Chief Executive Officer and other executive officers during 2002. The company has not granted any stock appreciation rights.

	Number of		% of Total			Potential Realized Value at
	Securities		Options			Assumed Annual Rates of
	Underlying		Granted to			Stock Price Appreciation for
	Options		Employees	Exercise		Option Term (3)
	Granted		in Fiscal	Price	Expiration
Name	(#) (1)		Year	($/Sh) (2)	Date	5%	10%

Francis R. McAllister	156,250		26.12%	19.20	1/2/2012	1,886,684	4,781,227
James A. Sabala	37,500	(4)	6.27%	19.20	1/2/2012	73,800	151,200
John R. Stark	28,333		4.74%	19.20	1/2/2012	342,115	866,986
Robert M. Taylor	30,833		5.15%	19.20	1/2/2012	372,302	943,485
Terrell I. Ackerman	10,563		1.77%	19.20	1/2/2012	127,546	323,226

(1)	The options vest and become 100% exercisable in three years on the anniversary date of the date of grant.

(2)	The exercise price for each grant is equal to 100% of the fair market value of a share of Common Stock on the date of grant.

(3)	Assumed values result from the indicated prescribed rates of stock price appreciation through the expiration date. The actual value of these option grants is dependent on the future performance of the Common Stock.

(4)	Mr. Sabala was the company’s Vice President and CFO until his resignation, effective January 24, 2003. Includes 25,000 stock options that expired upon Mr. Sabala’s resignation.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

     The following table sets forth information with respect to the Named Executive Officers concerning options exercised during 2002, the value realized upon exercise and the number and value of unexercised options held as of December 31, 2002. The company has not granted any stock appreciation rights.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares Acquired	Value	Options at 12/31/02		at 12/31/02
	on Exercise	Realized
Name	(#)	($)	Exercisable (1)	Unexercisable (1)	Exercisable (1)	Unexercisable (1)

Francis R McAllister	0	$0.00	35,000	206,250	$0.00	$0.00
James A. Sabala	0	$0.00	106,333	53,167	$0.00	$0.00
John R. Stark	0	$0.00	14,833	35,750	$0.00	$0.00
Robert M. Taylor	0	$0.00	13,333	42,500	$0.00	$0.00
Terrell I. Ackerman	0	$0.00	9,332	19,231	$0.00	$0.00

(1) Amounts shown in this column represent the market value of the underlying Common Stock at December 31, 2002 of $5.35 per share less the exercise price. The actual value, if any, that an executive officer may realize will depend upon the amount by which the market price of the Common Stock exceeds the exercise price when the options are exercised.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to	Weighted average
	be issued upon exercise	exercise price of	Number of securities
	of outstanding options,	outstanding options,	remaining available for
Plan category	warrants and rights (1)	warrants and rights (1)	future issuance

Equity compensation plans approved by security holders	2,596,863	$22.54	643,466
Equity compensation plans not approved by security holders	—	—	—

Total	2,596,863	$22.54	643,466

(1) Excludes 71,570 shares of restricted stock issued during the year which have an exercise price of $0.00 and vest on January 5, 2005. See Note 9 – Common Stock Plans and Agreements.

Employment Agreements

     The company has employment agreements with Messrs. McAllister, Stark, Taylor and Ackerman. The company also had an employment agreement with Mr. Sabala.

     Francis R. McAllister. The company entered into an employment agreement with Mr. McAllister, which became effective on February 12, 2001 and was amended on July 17, 2001. The agreement has an initial term ending February 11, 2004, which term is continued for subsequent one-year periods unless terminated, provided that following a change of control, the term will continue for no less than 24 additional months. It is terminable by the company or Mr. McAllister at any time upon written notice. Mr. McAllister’s agreement provides for, among other things:

•	an annual base salary of $500,000;

•	a performance-based cash bonus to be determined by the Board, with a target of 50% of base salary, a maximum of which is 100% of base salary and with no guaranteed minimum payment; and

•	the grant of an option to purchase 75,000 shares of Common Stock, of which 25,000 shares become exercisable on each of February 12, 2002, 2003 and 2004.

     If Mr. McAllister is terminated by the company without cause (as defined in the agreement) or if he resigns voluntarily for good reason (as defined in the agreement), at any time other than within two years following a change of control (as defined in the agreement), he is entitled upon signing a release of claims against the company, to the following:

•	a pro rata portion of the target bonus for the year in which his termination occurs;

•	an amount equal to two times the sum of his annual base salary and target annual bonus, each as in effect as of the date of his termination, which amount will be paid in equal installments over 24 months from the date of termination;

•	continued participation in the company’s employee benefit plans and policies for a period of 24 months or until he receives similar coverage from a subsequent employer; and

•	accelerated vesting of any unvested stock options.

     If Mr. McAllister is terminated by the company without cause or he resigns voluntarily for good reason, within two years following a change of control, then in lieu of the payments and benefits described above, Mr. McAllister will be entitled to the following:

•	a lump sum cash payment in an amount equal to three times his annual base salary and three times the higher of (x) his target bonus or (y) his annual bonus paid or payable for the most recently completed calendar year during his employment;

•	continued participation in the company’s benefit plans and policies for a period of three years or less if he receives similar benefits from subsequent employment; and

•	full vesting of options, with the options remaining exercisable for a period of ten years from the grant date.

     Mr. McAllister will be entitled to receive a tax gross-up payment to fully offset the effect of any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended from time to time (the “Code”), if his after-tax benefit (assuming he received such payment) is at least $20,000 greater than the after-tax benefit he would have received if he did not receive the tax gross-up payment. The employment agreement also contains a customary nondisclosure covenant, a one-year covenant not to compete and not to solicit employees of the company, an agreement by the company to indemnify Mr. McAllister, as permitted by law, against any claim resulting from the performance of his duties as an officer or director of the company, and an agreement by the company to use commercially reasonable efforts to obtain and maintain customary directors’ and officers’ liability insurance covering Mr. McAllister.

     John R. Stark. Mr. Stark’s employment agreement became effective on July 17, 2001 and had an initial term ending on December 31, 2001. An Addendum to Employment Agreement was made November 18, 2002, increasing his base salary from $170,000 to $220,000. The agreement is to be continued from year to year unless altered or terminated; provided that, following a change of control (as defined in the agreement), the term will continue for no less than 24 additional months. The agreement provides for:

•	an initial base salary of $220,000;

•	a performance-based cash bonus to be determined by the Board, with a target of 30% of base salary and a cap of 60% of base salary; and

     If the company terminates Mr. Stark’s employment without cause (as defined in the agreement) or if he resigns voluntarily for good reason (as defined in the agreement), at any time other than within two years following a change of control, Mr. Stark is entitled to:

•	an amount equal to the sum of his annual base salary and target annual bonus, each as in effect as of the date of his termination, which amount will be paid in equal installments over 12 months from the date of termination; and

     If the company terminates Mr. Stark’s employment without cause, or if Mr. Stark resigns for good reason, within two years of the change of control, Mr. Stark will be entitled to:

•	a lump sum payment equal to 150% the sum of (x) his annual base salary at a rate in effect immediately prior to the change of control or on the date of termination, whichever is higher and (y) his target bonus in effect immediately prior to the change of control or on the termination date, whichever is higher; and

•	continued participation in the company’s employee benefit plans and policies for a period of 18 months or until he receives similar coverage for subsequent employment.

     Mr. Stark will be entitled to receive a tax gross-up payment to fully offset the effect of any excise tax imposed under Section 4999 of the Code if his after-tax benefit (assuming he received such payment) is at least $20,000 greater than the after-tax benefit he would have received if he did not receive the tax gross-up payment. The employment agreement also contains a customary nondisclosure covenant and a one-year covenant not to compete. Mr. Sabala received his base salary for 2002, but did not receive any other benefits pursuant to his employment agreement, due to his voluntary resignation.

     Robert M. Taylor. The agreement of Mr. Taylor became effective on July 17, 2001 and had initial terms ending on December 31, 2001. The terms are to be continued from year to year unless altered or terminated; provided that, following a change of control, the terms will continue for no less than 24 additional months. The agreement entitles Mr. Taylor to receive:

•	an initial base salary of $185,000; and

•	a performance-based cash bonus to be determined by the Board, with a target of 30% of base salary and a cap of 60% of base salary.

     If the company terminates either executive’s employment without cause or if they resign voluntarily for good reason, at any time other than within two years following a change of control, such executive is entitled to:

•	an amount equal to the sum of his annual base salary and target annual bonus, each as in effect as of the date of his termination. This amount will be paid in equal installments over 12 months from the date of termination.

     If the company terminates either executive’s employment without cause, or if such executive resigns for good reason, within two years of the change of control, he will be entitled to:

•	a lump sum payment equal to 1.5 times the sum of (x) his annual base salary at a rate in effect immediately prior to the change of control or on the date of termination, whichever is higher, plus (y) target bonus in effect immediately prior to the change of control or on the termination date, whichever is higher; and

•	continued participation in all employee benefit plans and policies for a period of 18 months or until he receives similar coverage from a subsequent employer.

     Mr. Taylor will be entitled to receive a tax gross-up payment to fully offset the effect of any excise tax imposed under Section 4999 of the Code if his after-tax benefit (assuming they received such payment) is at least $20,000 greater than the after-tax benefit he would have received if he did not receive the tax gross-up payment. The employment agreements also contain a customary nondisclosure covenant and a one-year covenant not to compete.

     Terrell I. Ackerman. The agreement of Mr. Ackerman became effective on May 8, 2002 and had initial terms ending on December 31, 2002. The terms are to be continued from year to year unless altered or terminated; provided that, following a change of control, the terms will continue for no less than 24 additional months. The agreement entitles Mr. Ackerman to receive:

•	an initial base salary of $170,000; and

•	a performance-based cash bonus to be determined by the Board, with a target of 30% of base salary and a cap of 60% of base salary.

     If the company terminates either executive’s employment without cause or if they resign voluntarily for good reason, at any time other than within two years following a change of control, such executive is entitled to:

•	an amount equal to the sum of his annual base salary and target annual bonus, each as in effect as of the date of his termination. This amount will be paid in equal installments over 12 months from the date of termination.

     If the company terminates either executive’s employment without cause, or if such executive resigns for good reason, within two years of the change of control, he will be entitled to:

•	a lump sum payment equal to 1.5 times the sum of (x) his annual base salary at a rate in effect immediately prior to the change of control or on the date of termination, whichever is higher, plus (y) target bonus in effect immediately prior to the change of control or on the termination date, whichever is higher; and

•	continued participation in all employee benefit plans and policies for a period of 18 months or until he receives similar coverage from a subsequent employer.

     Mr. Ackerman will be entitled to receive a tax gross-up payment to fully offset the effect of any excise tax imposed under Section 4999 of the Code if his after-tax benefit (assuming they received such payment) is at least $20,000 greater than the after-tax benefit he would have received if he did not receive the tax gross-up payment. The employment agreements also contain a customary nondisclosure covenant and a one-year covenant not to compete.

     Stephen V. Kearney. On December 31, 2001, the company retained Mr. Kearney, a member of its Board, as an advisor of the company to provide operational oversight and to assist the company in its efforts to increase productivity and reduce operating costs and capital. The company agreed to pay Mr. Kearney’s living and moving expenses and reimburse him for meals. The company’s arrangement with Mr. Kearney provided for:

•	an annual retainer of $150,000 payable in 12 monthly installments;

•	a performance-based cash bonus to be determined by the Board, with a target of 40% of the retainer and a cap of 80% of the retainer; and

•	options to purchase 40,000 shares of Common Stock.

     Mr. Kearney will be required to agree to a customary nondisclosure covenant effective during his term and for 12 months after termination of the agreement. The company also provided Mr. Kearney with customary directors’ and officers’ liability insurance. Mr. Kearney’s arrangement was terminated on December 31, 2002.

     James A. Sabala. Mr. Sabala was the company’s Vice President and Chief Financial Officer until his resignation, effective January 24, 2003, at which date his employment agreement was terminated. Prior to his resignation, Mr. Sabala’s employment agreement became effective on July 17, 2001 and had an initial term ending on December 31, 2001. An Addendum to the Employment Agreement was made November 18, 2002, which increased his base salary from $200,000 to $260,000. The agreement was to be continued from year to year unless altered or terminated; provided that, following a change of control (as defined in the agreement), the term will continue for no less than 24 additional months. The agreement, as amended, provided for:

•	an initial base salary of $260,000;

•	a performance-based cash bonus to be determined by the Board, with a target of 35% of base salary and a cap of 70% of base salary; and

•	a relocation reimbursement of $98,152.

     If the company terminated Mr. Sabala’s employment without cause (as defined in the agreement) or if he resigns voluntarily for good reason (as defined in the agreement), at any time other than within two years following a change of control, Mr. Sabala would have been entitled to:

•	a pro rata portion of the target bonus for the year in which their termination occurred;

•	an amount equal to the sum of his annual base salary and target annual bonus, each as in effect as of the date of his termination, which amount will be paid in equal installments over 24 months from the date of termination; and

•	continued participation in the company’s employee benefit plans and policies for a period of 24 months or until he receives similar coverage from a subsequent employer.

     If the company had terminated Mr. Sabala’s employment without cause, or if Mr. Sabala resigned for good reason, within two years of the change of control, Mr. Sabala would have been entitled to:

•	a lump sum payment equal to two times the sum of (x) his annual base salary at a rate in effect immediately prior to the change of control or on the date of termination, whichever is higher and (y) his target bonus in effect immediately prior to the change of control or on the termination date, whichever is higher; and

•	continued participation in the company’s employee benefit plans and policies for a period of 24 months or until he receives similar coverage for subsequent employment.

     Mr. Sabala would have been entitled to receive a tax gross-up payment to fully offset the effect of any excise tax imposed under Section 4999 of the Code if his after-tax benefit (assuming he received such payment) was at least $20,000 greater than the after-tax benefit he would have received if he did not receive the tax gross-up payment. The employment agreement also contains a customary nondisclosure covenant and a one-year covenant not to compete, which survive until January 24, 2004.

Report of the Compensation Committee of the Board

     Policy. The Compensation Committee of the Board is responsible for establishing and administering the Company’s compensation policies and plans for the Chief Executive Officer and the other executive officers of the Company (collectively, the “executive officers”), and for making recommendations to the full Board with respect to executive compensation matters. The objectives of the compensation plan are to ensure the Company is able to attract and retain the highest caliber executives and promote the alignment of management’s interests with those of the stockholders, while also ensuring that corporate and individual performance parameters represent a significant component of the total compensation package. The Compensation Committee in terms of both corporate and individual contributions to the Company gauges performance. These include safety, net earnings to common stockholders, metal production volumes and costs, successful implementation of risk mitigation and management programs, environmental stewardship, progress in the expansion program and other factors.

     The Compensation Committee’s policy is to construct a compensation package that works to the benefit of stockholders and management through balancing both short and long-term components of the compensation plan. The Compensation Committee believes that through a properly balanced plan, management can be motivated to continually outperform the Company’s operating plan and their “comparator” group, without sacrificing long-term performance and growth. The compensation plan adopted by the Board integrates a combination of base salary and annual quantitative performance incentives with additional discretionary awards, plus restricted stock and option grants.

     Basis of Compensation. The Compensation Committee is responsible for retaining and using outside independent compensation consultants and uses various mining industry compensation surveys in its establishment of and amendments to executive compensation plans. The Compensation Committee’s policy is to align executive officers’ base salaries at the approximate median for the Company’s primary comparator group, comprised of certain mining, metal/chemical processing and environmental product companies.

     Base Salary. Base salaries for new executive officers are determined by individual experience and planned responsibilities within the Company and are set in relation to a comparator group median. Base salary adjustments are made annually based on merit and when substantive changes occur in the responsibilities of an executive officer. Base salaries are generally reviewed in January of each year

     Short-term Incentive Compensation. Executives may be eligible for participation in the annual incentive plan at the discretion of the Compensation Committee. Annual incentives are based upon a quantitative formula, although the Compensation Committee maintains the right to recommend increases or decreases in these amounts. Executive officers’ annual incentives have targets and maximum caps as a percentage of the annual base salary. Maximum caps are twice the target values. During 2002, targets included both safety and financial targets. Annual target incentive opportunities are set each year relative to the annual business plan and a comparator group median and vary with each executive officer’s position within the Company. No annual incentive payouts were made for 2002 performance.

     Long-term Incentive Compensation. The Company may provide additional incentive through discretionary grants of stock options or restricted stock under the Company’s stock incentive plans. The purpose of the stock option grant is to reward and provide incentives for executive officers, employees, non-employee directors and consultants of the Company. Such stock options are the dominant component of long-term remuneration within the total compensation package. Stock options granted to executive officers generally have a term of ten years, and vest in equal installments over three years. Stock options are granted at an exercise price equal to the market price of the stock on the date of grant. In 2001, the Company granted restricted shares to provide motivation to achieve 2002 quarterly goals. The restrictions are scheduled to lapse in 2005, but restrictions on portions of these grants could have lapsed at the end of each quarter of 2002 if certain performance targets were met in each quarter. The targets were not achieved. Stock options were not granted in 2002.

     Chairman and Chief Executive Officer’s 2002 Compensation. Mr. McAllister’s base salary of $500,000 during 2002 was positioned at approximately the median level of the comparator group. An annual incentive payout was not earned for 2002. In 2001, Mr. McAllister received an incentive award of 11,823 shares of restricted stock. No stock options were granted to Mr. McAllister in 2002.

     Section 162(m). Under Section 162(m) of the Code, federal income tax deductions of publicly traded companies may be limited to the extent total compensation (including base salary, annual incentive, restricted stock awards, stock options exercises, and non-qualified benefits) for certain executive officers exceeds $1 million in any one year. Any gain realized by an executive officer upon the exercise of a stock option granted under the 1998 Plan should be exempt from such limit. The Compensation Committee considers it highly unlikely that the total compensation paid to any employee under the company’s other compensation vehicles would exceed $1 million in any one year in the near future. In making future compensation decisions, the Compensation Committee will take into account the cost to the company of exceeding the deduction limit of Section 162(m).

Richard E. Gilbert, Chairman Apolinar Guzman Patrick James

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee was, at any time during 2002, an officer or employee of the company. No executive officer of the company has served on the Board or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Board.

DIRECTOR COMPENSATION

     Each non-employee director receives an annual fee of $15,000. In addition, the company pays each non-employee director $1,000 per meeting of the Board attended. Non-employee members of all committees of the Board (with the exception of the chairman of each standing committee), receive fees of $1,000 for each committee meeting attended; however, the chairman of each standing committee of the Board receives a fee of $1,500 for each committee meeting attended. All directors are reimbursed for reasonable travel expenses.

     The 1998 Equity Incentive Plan (the “1998 Plan”) provides that each non-employee director will be granted nonqualified stock options (“NSOs”) to purchase 10,000 shares of Common Stock, vesting in six months, upon his or her initial election to the Board. An additional NSO to purchase 5,000 shares of Common Stock will be granted to each non-employee director on his or her next three reappointments or re-elections, vesting six months after each such grant. The exercise price of options granted to non-employee directors under the 1998 Plan will be the fair market value of one share of Common Stock on the date of grant. A non-employee director may elect not to accept such options.

Performance Graph

     The following graph compares the yearly percentage change in the company’s cumulative total stockholder return on Common Stock, with the cumulative total return on the following indices, assuming an initial investment of $100 on December 31, 1997 and the reinvestment of all dividends: (i) the S&P 500, (ii) NYSE Composite, (iii) Russell 2000 and (iv) Peer Group. The performance shown is not necessarily indicative of future performance.

*$100 invested on December 31, 1997 in stock or index including reinvestment of dividends. Fiscal year ended December 31.

	Cumulative Total Return

	12/97	12/98	12/99	12/00	12/01	12/02

Stillwater Mining Company	100	237.04	283.33	349.78	164.44	47.56
S & P 500	100	128.58	155.64	141.46	124.65	97.10
NYSE Composite	100	116.55	127.21	128.50	115.38	92.50
Russell 2000	100	97.45	118.17	114.60	117.45	93.39
Peer Group *	100	116.19	214.72	317.66	272.95	415.18

     *According to the new classification by Standard and Poors (S&P) the only comparable industry index that Stillwater Mining Company would fall into is the S&P SmallCap Precious Metals & Minerals Index which contains only Stillwater Mining Company for this reason, the Company has decided to transition to a custom peer group index designed by the Company. The custom peer group includes Stillwater Mining Company, North American Palladium Ltd., Aquarius Platinum Limited, Anglo American Platinum Corporation Limited, Impala Platinum Holdings Limited, and Lonmin PLC.

     Notwithstanding anything to the contrary set forth in any of the company’s previous or future filings made under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Form 10-K or future filings made by the company under those statutes, neither the preceding Stock Performance Graph nor the Compensation Committee Report is to be incorporated by reference into any such prior filings, nor shall such graph or report be incorporated by reference into any future filings made by the company under those statutes.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

     The following table includes information available to the company as of February 14, 2003 concerning the beneficial ownership of Common Stock by: (i) stockholders known to the company to beneficially own more than 5 % of the Common Stock; (ii) each person that in the past fiscal year was a director or executive officer of the company; and (iii) all directors and executive officers of the company as a group. Unless otherwise indicated, all beneficial owners have sole voting and investment power over the shares held.

		PERCENT
NAME OF BENEFICIAL OWNER	AMOUNT	OF CLASS
State Street Research & Management Company NA (1)	3,232,800	7.42%
Barclay’s Global Investors (2)	2,889,869	6.63%
Terrell Ackerman (3)	34,603	*
Richard E. Gilbert (4)	41,000	*
Apolinar Guzman (5)	30,000	*
Patrick M. James (6)	20,000	*
Stephen V. Kearney (7)	55,000	*
Joseph P. Mazurek (8)	15,000	*
Francis R. McAllister (9)	280,840	*
Sheryl K. Pressler (10)	10,000	*
James A. Sabala (11)	133,166	*
John R. Stark (12)	57,660	*
Robert M. Taylor (13)	65,657	*
All directors and executive officers as a group (11 persons) (3) – (13)	742,926	1.70%

*	Indicates ownership of less than 1%.

(1)	Information is based upon the Schedule 13F dated as of February 14, 2002 filed with the SEC by State Street Research & Management Company. State Street had sole voting and sole dispositive power over 3,232,800 shares as of December 31, 2002. The address of State Street Research & Management Company is One Financial Center, 30th Floor, Boston, MA 02111-2690.

(2)	Information is based upon the Schedule 13F dated as of February 12, 2002 filed with the SEC by Barclay’s Global Investors, NA. Barclay’s Global Investors had sole voting and sole dispositive power over 2,197,495 shares as of December 31, 2002. Barclay’s Global Fund Advisors has sole voting and sole dispositive power over 692,124 shares. The address of Barclay’s Global Investors is 45 Fremont St, 17th Floor, San Francisco, California 94105.

(3)	Includes 15,520 shares issuable upon exercise of vested options, 13,043 shares issuable upon exercise of unvested options, 3,521 shares of restricted stock, and 904 shares in his 401(K) plan.

(4)	Includes 30,000 shares issuable upon exercise of vested options. (Exceeds 25,000 share limitation under the 1998 Equity Incentive plan due to the 1998 stock split).

(5)	Includes 30,000 shares issuable upon exercise of vested options. (Exceeds 25,000 share limitation under the 1998 Equity Incentive plan due to the 1998 stock split).

(6)	Includes 20,000 shares issuable upon exercise of vested options.

(7)	Includes 55,000 shares issuable upon exercise of vested options.

(8)	Includes 15,000 shares issuable upon exercise of vested options.

(9)	Includes 87,083 shares issuable upon exercise of vested options, 154,167 shares issuable upon exercise of unvested options, 26,042 shares of restricted stock, and 3,448 shares in his 401(K) plan.

(10)	Includes 10,000 shares issuable upon exercise of vested options.

(11)	Mr. Sabala was the company’s Vice President and Chief Financial Officer until his resignation, effective January 24, 2003. Includes 129,500 shares issuable upon the exercise of vested options and 1,166 shares in his 401(K) plan.

(12)	Includes 28,360 shares issuable upon exercise of vested options, 22,223 shares issuable upon exercise of unvested options, 5,313 shares of restricted stock, and 1,764 shares in his 401(K) plan.

(13)	Includes 26,943 shares issuable upon exercise of vested options, 42,500 shares issuable upon exercise of unvested options, 5,781 shares of restricted stock, and 1,060 shares in his 401(K) plan.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except as provided in this Form 10-K under the heading “Executive Compensation and Other Information—Employment Agreements” and in Exhibits 10.31 and 10.34 to this form 10-K filed herewith, since January 1, 2002 there has not been at any time any relationship or related transaction which the company would be required to disclose under Item 404 of Regulation S-K, and no such relationship or related transaction is proposed as of the date of this Form 10-K.

ITEM 14
CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Controller have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c)) as of a date within 90 days before the filing date of this annual report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures are effective, timely providing them with material information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the review and evaluation. There were no significant deficiencies or material weaknesses identified in the review and evaluation, and therefore no corrective actions were taken.

PART IV

ITEM 15
EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Form 10-K

1.	Financial Statements and Supplementary Data

2.	Financial Statement Schedules (not applicable)

(b)	Reports on Form 8-K

The company filed a Form 8-K on November 21, 2002 reporting:

1.	Amendment No. 1, dated as of November 20, 2002, to the Rights Agreement between Stillwater Mining Company and Computershare Trust Company, Inc.

2.	Stock Purchase Agreement among MMC Norilsk Nickel, Norimet Limited, and Stillwater Mining Company, dated as of November 20, 2002.

3.	Form of Stockholders Agreement among MMC Norilsk Nickel, Norimet Limited, and Stillwater Mining Company.

4.	Press release issued on November 20, 2002 by Stillwater Mining Company and MMC Norilsk Nickel.

The company filed a Form 8-K on March 21, 2003 reporting:

1.	Consent and Amendment No. 5 to Credit Agreement, dated as of March 20, 2003, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc.

2.	Press Release issued on March 20, 2003 regarding the amendment to the company’s credit agreement.

(c)	Exhibits

EXHIBITS

Number	Description
2.1	Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the “1994 S-1”)).

3.1	Restated Certificate of Incorporation of Stillwater Mining Company, dated December 21, 1994 (incorporated by reference to Exhibit 3.1 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

3.2	Certificate of Amendment of Certificate of Incorporation of Stillwater Mining Company, dated December 21, 1994 (incorporated by reference to Exhibit 3.2 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

Number	Description
3.3	Certificate of Designation of Stillwater Mining Company, dated November 15, 1995 (incorporated by reference to Exhibit 3.3 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Stillwater Mining Company, dated June 29, 1999 (incorporated by reference to Exhibit 3.4 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Stillwater Mining Company, dated July 13, 2000 (incorporated by reference to Exhibit 3.5 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

3.6	Amended and Restated Bylaws of Stillwater Mining Company, as adopted April 19, 2001 (incorporated by reference to Exhibit 3.6 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

4.1	Form of Indenture, dated April 29, 1996, between Stillwater Mining Company and Colorado National Bank with respect to the company’s 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated April 29, 1996).

4.2	Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

10.1	1998 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 6, 1998).

10.2	Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

10.3	Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.4	Agreement for Electric Service between the Montana Power Company and Stillwater Mining Company, dated June 1, 1996 (incorporated by reference to Exhibit 10.8.1 of the Registrant’s 1996 10-K).

10.5	Equipment Lease Agreement between Stillwater Mining Company and Senstar Capital Corporation, dated October 5, 1995. (incorporated by reference to Exhibit 10.17 of the Registrant’s 1995 10-K).

10.6	Purchase Agreement between Stillwater Mining Company and Senstar Capital Corporation, dated October 5, 1995 (incorporated by reference to Exhibit 10.17.1 of the Registrant’s 1995 10-K).

10.7	Purchase Agreement between Stillwater Mining Company and The Westaim Corporation, dated October 14, 1996 (incorporated by reference to Exhibit 10.16 of the Registrant’s 1996 10-K).

10.8	PGM Concentrate Refining Agreement between Stillwater Mining Company and Union Miniere, dated May 8, 1996. (incorporated by reference to Exhibit 10.15 of the Registrant’s 1998 10-K).

10.9	Articles of Agreement between Stillwater Mining Company and Oil, Chemical and Atomic Workers International Union, dated July 1, 1999 (incorporated by reference to Exhibit 10.10 of the Registrant’s 1999 10-K).

10.10	Palladium Sales Agreement, made as of August 13, 1998, among Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated July 21, 1998).

10.11	Palladium and Platinum Sales Agreement, made as of August 17, 1998, among Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated July 21, 1998).

10.12	Palladium and Platinum Sales Agreement, made as of August 27, 1998, among Stillwater Mining Company and Mitsubishi Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.4 to the Form 8-K, dated July 21, 1998).

10.13	Employment Agreement between James A. Sabala and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.14	Employment Agreement between Robert M. Taylor and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.15	Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

Number	Description
10.16	Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001 (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2001).

10.17	Credit Agreement, dated February 23, 2001, between Stillwater Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.19 of the Registrant’s 2000 10-K).

10.18	First Amendment Agreement to Palladium Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.19	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 27, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.20	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.21	Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.22	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.24 of the Registrant’s 2001 10-K).

10.23	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company, Mitsubishi Corporation and Mitsubishi International Corporation, dated April 1, 2001 (incorporated by reference to Exhibit 10.2 to the Form 10-Q, for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.24	Second Amendment Agreement to Palladium, Platinum and Rhodium Sales Agreement between Stillwater Mining Company and Mitsubishi International Corporation, dated November 30, 2001(incorporated by reference to Exhibit 10.26 of the Registrant’s 2001 10-K).

10.25	Waiver, Consent and Amendment No. 1 to Credit Agreement, dated as of June 27, 2001, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, dated December 10, 2001).

10.26	Amendment No. 2 to Credit Agreement, dated as of November 30, 2001, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated December 10, 2001).

10.27	Retail Electricity Supply Contract between PPL EnergyPlus, LLC and Stillwater Mining Company dated December 11, 2001 (incorporated by reference to Exhibit 10.29 of the Registrant’s 2001 10-K).

10.28	Waiver, Consent and Amendment No. 3 to credit agreement dated as of January 28, 2002 by and among Stillwater Mining Company and Toronto Dominion (Texas) Inc. (incorporated by reference to exhibit 10.1 of the registrants Form 10-Q for the quarterly period ended March 31, 2002).

10.29	Limited Waiver to Credit Agreement, dated as of September 30, 2002, made by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.30	Amendment No. 4 to Credit Agreement, dated as of October 25, 2002, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.31	Consulting Agreement between Stephen V. Kearney and Stillwater Mining Company dated December 31, 2001 (filed herewith).

Number	Description
10.32	Stock Purchase Agreement between Stillwater Mining Company and entities listed on Exhibit A, dated January 30, 2002. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3/A (File No.333-75404) as declared effective by the Commission on June 7, 2002).

10.33	Third Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 13, 2002 (filed herewith)(portions of the agreement have been omitted pursuant to a confidential treatment request).

10.34	Employment Agreement between Terrell I. Ackerman and Stillwater Mining Company dated May 8, 2002 (filed herewith).

10.35	Amendment No. 1, dated as of November 20, 2002, to the Rights Agreement between Stillwater Mining Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated November 21, 2002).

10.36	Limited Waiver to Credit Agreement, dated as of December 31, 2002, made by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (filed herewith).

10.37	Amendment No. 5 to Credit Agreement, dated as of March 20, 2003, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated March 21, 2003).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc. (filed herewith)

99.1	Section 906 Certificates (filed herewith)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STILLWATER MINING COMPANY (“Registrant”)

Dated: March 28, 2003	By: /s/ Francis R. McAllister Francis R. McAllister Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.

Signature and Title	Date

/s/ Francis R. McAllister Francis R. McAllister Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/Thomas T. Angelos Thomas T. Angelos Controller (Principal Accounting Officer)	March 28, 2003

/s/ Richard E. Gilbert Richard E. Gilbert, Director	March 28, 2003

/s/ Apolinar Guzman Apolinar Guzman, Director	March 28, 2003

/s/ Patrick M. James Patrick M. James, Director	March 28, 2003

/s/ Stephen V. Kearney Stephen V. Kearny, Director	March 28, 2003

/s/ Joseph P. Mazurek Joseph P. Mazurek, Director	March 28, 2003

/s/ Sheryl K. Pressler Sheryl K. Pressler, Director	March 28, 2003

CERTIFICATION

I, Francis R. McAllister certify that;

1.	I have reviewed this annual report on Form 10-K of Stillwater Mining Company (Stillwater),

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Stillwater as of, and for, the periods presented in this annual report;

4.	Stillwater’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Stillwater and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Stillwater, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of Stillwater’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Stillwater’s other certifying officer and I have disclosed, based on our most recent evaluation, to Stillwater’s auditors and audit committee of Stillwater’s Board of Directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect Stillwater’s ability to record, process, summarize and report financial data and have identified for Stillwater’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Stillwater’s internal controls; and

6.	Stillwater’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ FRANCIS R. McALLISTER

Dated: March 28, 2003	Francis R. McAllister Chairman and Chief Executive Officer

CERTIFICATION

I, Thomas T. Angelos certify that;

1.	I have reviewed this annual report on Form 10-K of Stillwater Mining Company (Stillwater),

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Stillwater as of, and for, the periods presented in this annual report;

4.	Stillwater’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Stillwater and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Stillwater, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of Stillwater’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Stillwater’s other certifying officer and I have disclosed, based on our most recent evaluation, to Stillwater’s auditors and audit committee of Stillwater’s Board of Directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect Stillwater’s ability to record, process, summarize and report financial data and have identified for Stillwater’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Stillwater’s internal controls; and

6.	Stillwater’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/S/ THOMAS T. ANGELOS

Thomas T. Angelos Controller and Principal Accounting Officer

EXHIBIT INDEX

Number	Description
2.1	Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the “1994 S-1”)).

3.1	Restated Certificate of Incorporation of Stillwater Mining Company, dated December 21, 1994 (incorporated by reference to Exhibit 3.1 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

3.2	Certificate of Amendment of Certificate of Incorporation of Stillwater Mining Company, dated December 21, 1994 (incorporated by reference to Exhibit 3.2 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

3.3	Certificate of Designation of Stillwater Mining Company, dated November 15, 1995 (incorporated by reference to Exhibit 3.3 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Stillwater Mining Company, dated June 29, 1999 (incorporated by reference to Exhibit 3.4 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Stillwater Mining Company, dated July 13, 2000 (incorporated by reference to Exhibit 3.5 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

3.6	Amended and Restated Bylaws of Stillwater Mining Company, as adopted April 19, 2001 (incorporated by reference to Exhibit 3.6 to the Form 10 Q/A for the quarterly period ended September 30, 2001, filed on November 14, 2001).

4.1	Form of Indenture, dated April 29, 1996, between Stillwater Mining Company and Colorado National Bank with respect to the company’s 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated April 29, 1996).

4.2	Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

10.1	1998 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 6, 1998).

10.2	Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

10.3	Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

Number	Description
10.4	Agreement for Electric Service between the Montana Power Company and Stillwater Mining Company, dated June 1, 1996 (incorporated by reference to Exhibit 10.8.1 of the Registrant’s 1996 10-K).

10.5	Equipment Lease Agreement between Stillwater Mining Company and Senstar Capital Corporation, dated October 5, 1995. (incorporated by reference to Exhibit 10.17 of the Registrant’s 1995 10-K).

10.6	Purchase Agreement between Stillwater Mining Company and Senstar Capital Corporation, dated October 5, 1995 (incorporated by reference to Exhibit 10.17.1 of the Registrant’s 1995 10-K).

10.7	Purchase Agreement between Stillwater Mining Company and The Westaim Corporation, dated October 14, 1996 (incorporated by reference to Exhibit 10.16 of the Registrant’s 1996 10-K).

10.8	PGM Concentrate Refining Agreement between Stillwater Mining Company and Union Miniere, dated May 8, 1996. (incorporated by reference to Exhibit 10.15 of the Registrant’s 1998 10-K).

10.9	Articles of Agreement between Stillwater Mining Company and Oil, Chemical and Atomic Workers International Union, dated July 1, 1999 (incorporated by reference to Exhibit 10.10 of the Registrant’s 1999 10-K).

10.10	Palladium Sales Agreement, made as of August 13, 1998, among Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated July 21, 1998).

10.11	Palladium and Platinum Sales Agreement, made as of August 17, 1998, among Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated July 21, 1998).

10.12	Palladium and Platinum Sales Agreement, made as of August 27, 1998, among Stillwater Mining Company and Mitsubishi Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.4 to the Form 8-K, dated July 21, 1998).

10.13	Employment Agreement between James A. Sabala and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.14	Employment Agreement between Robert M. Taylor and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.15	Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

Number	Description
10.16	Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001 (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2001).

10.17	Credit Agreement, dated February 23, 2001, between Stillwater Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.19 of the Registrant’s 2000 10-K).

10.18	First Amendment Agreement to Palladium Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.19	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 27, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.20	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.21	Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.22	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.24 of the Registrant’s 2001 10-K).

10.23	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company, Mitsubishi Corporation and Mitsubishi International Corporation, dated April 1, 2001 (incorporated by reference to Exhibit 10.2 to the Form 10-Q, for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.24	Second Amendment Agreement to Palladium, Platinum and Rhodium Sales Agreement between Stillwater Mining Company and Mitsubishi International Corporation, dated November 30, 2001(incorporated by reference to Exhibit 10.26 of the Registrant’s 2001 10-K).

10.25	Waiver, Consent and Amendment No. 1 to Credit Agreement, dated as of June 27, 2001, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, dated December 10, 2001).

10.26	Amendment No. 2 to Credit Agreement, dated as of November 30, 2001, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated December 10, 2001).

10.27	Retail Electricity Supply Contract between PPL EnergyPlus, LLC and Stillwater Mining Company dated December 11, 2001 (incorporated by reference to Exhibit 10.29 of the Registrant’s 2001 10-K).

10.28	Waiver, Consent and Amendment No. 3 to credit agreement dated as of January 28, 2002 by and among Stillwater Mining Company and Toronto Dominion (Texas) Inc. (incorporated by reference to exhibit 10.1 of the registrants Form 10-Q for the quarterly period ended March 31, 2002).

10.29	Limited Waiver to Credit Agreement, dated as of September 30, 2002, made by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.30	Amendment No. 4 to Credit Agreement, dated as of October 25, 2002, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.31	Consulting Agreement between Stephen V. Kearney and Stillwater Mining Company dated December 31, 2001 (filed herewith).

Number	Description
10.32	Stock Purchase Agreement between Stillwater Mining Company and entities listed on Exhibit A, dated January 30, 2002. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3/A (File No.333-75404) as declared effective by the Commission on June 7, 2002).

10.33	Third Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 13, 2002 (filed herewith)(portions of the agreement have been omitted pursuant to a confidential treatment request).

10.34	Employment Agreement between Terrell I. Ackerman and Stillwater Mining Company dated May 8, 2002 (filed herewith).

10.35	Amendment No. 1, dated as of November 20, 2002, to the Rights Agreement between Stillwater Mining Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated November 21, 2002).

10.36	Limited Waiver to Credit Agreement, dated as of December 31, 2002, made by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (filed herewith).

10.37	Amendment No. 5 to Credit Agreement, dated as of March 20, 2003, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated March 21, 2003).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc. (filed herewith)

99.1	Section 906 Certificates (filed herewith)