Form 10-Q
period 2003-03-31
STILLWATER MINING CO /DE/
filed 2003-04-28
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 0-25090

STILLWATER MINING COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	81-0480654 (I.R.S. Employer Identification No.)
incorporation or organization)

536 East Pike Avenue
Columbus, Montana	59019
(Address of principal executive offices)	(Zip Code)

(406) 322-8700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): YES NO ☐

At April 21, 2003 the company had outstanding 43,836,807 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2003

PART I — FINANCIAL INFORMATION

     Item 1. Financial Statements

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$27,316	$25,913
Restricted cash equivalents	2,250	2,250
Inventories	47,067	52,058
Accounts receivable	4,552	18,647
Deferred income taxes	3,565	5,779
Other current assets	3,934	7,828

Total current assets	88,684	112,475
Property, plant and equipment, net	799,750	794,019
Other noncurrent assets	8,763	7,720

Total assets	$897,197	$914,214

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,576	$14,310
Accrued payroll and benefits	8,954	10,071
Property, production and franchise taxes payable	7,361	10,998
Current portion of long-term debt and capital lease obligations	21,414	21,461
Accrued restructuring costs	1,819	1,926
Other current liabilities	4,436	7,017

Total current liabilities	54,560	65,783
Long-term debt and capital lease obligations	193,565	198,866
Deferred income taxes	77,258	80,615
Other noncurrent liabilities	13,277	9,736

Total liabilities	338,660	355,000

Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 43,836,807 and 43,587,107 shares issued and outstanding	438	436
Paid-in capital	352,378	351,605
Retained earnings	207,747	209,504
Accumulated other comprehensive loss	(1,374)	(1,405)
Unearned compensation — restricted stock awards	(652)	(926)

Total stockholders’ equity	558,537	559,214

Total liabilities and stockholders’ equity	$897,197	$914,214

See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended
	March 31,

	2003	2002

Revenues	$62,620	$75,977
Costs and expenses
Cost of metals sold	46,456	43,539
Depreciation and amortization	9,979	9,261

Total cost of revenues	56,435	52,800
General and administrative expenses	3,633	3,566
Restructuring costs, net	—	(6,277)

Total costs and expenses	60,068	50,089

Operating income	2,552	25,888
Other income (expense)
Interest income	111	218
Interest expense	(4,911)	(4,425)

Income (loss) before income taxes and cumulative effect of accounting change	(2,248)	21,681
Income tax benefit (provision)	899	(5,116)

Income (loss) before cumulative effect of accounting change	(1,349)	16,565
Cumulative effect of change in accounting for asset retirement obligations, net of $264 income tax benefit	(408)	—

Net income (loss)	$(1,757)	$16,565

Other comprehensive income (loss), net of tax	31	(1,445)

Comprehensive income (loss)	$(1,726)	$15,120

Basic earnings per share
Income (loss) before cumulative effect of accounting change	$(0.03)	$0.40
Cumulative effect of accounting change	(0.01)	—

Net income (loss)	$(0.04)	$0.40

Diluted earnings per share
Income (loss) before cumulative effect of accounting change	$(0.03)	$0.40
Cumulative effect of accounting change	(0.01)	—

Net income (loss)	$(0.04)	$0.40

Weighted average common shares outstanding
Basic	43,633	41,599
Diluted	43,633	41,838

See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended
	March 31,

	2003	2002

Cash flows from operating activities
Net income	$(1,757)	$16,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,979	9,261
Deferred income taxes	(1,143)	2,564
Cumulative effect of change in accounting for asset retirement obligations	672	—
Restructuring costs, net	—	(6,277)
Cash paid on accrued restructuring costs	(107)	(1,082)
Stock issued under employee benefit plans	1,031	559
Amortization of debt issuance costs	358	251
Amortization of restricted stock compensation	18	254
Changes in operating assets and liabilities:
Inventories	4,991	(2,430)
Accounts receivable	14,095	233
Accounts payable	(3,734)	(8,980)
Other	(1,126)	8,553

Net cash provided by operating activities	23,277	19,471

Cash flows from investing activities
Capital expenditures	(14,534)	(11,403)
Proceeds from sale/leaseback transactions	—	1,282

Net cash used in investing activities	(14,534)	(10,121)

Cash flows before financing activities	8,743	9,350

Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(5,353)	(25,338)
Issuance of common stock, net of issue costs	—	56,388
Payments for debt issuance costs	(1,454)	—
Other	(533)	—

Net cash provided (used) by financing activities	(7,340)	31,050

Cash and cash equivalents
Net increase	1,403	40,400
Balance at beginning of period	25,913	14,911

Balance at end of period	$27,316	$55,311

See notes to consolidated financial statements.

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company’s financial position as of March 31, 2003 and the results of its operations and its cash flows for the three-month periods ended March 31, 2003 and 2002. Certain prior period amounts have been reclassified to conform with the current year presentation. The results of operations for the three-month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s 2002 Annual Report on Form 10-K.

     On November 20, 2002, the company and MMC Norilsk Nickel (“Norilsk Nickel”), a Russian mining company, entered into an agreement whereby Norimet, a wholly-owned subsidiary of Norilsk Nickel, will acquire a 51% majority ownership in the company through the issuance of 45.5 million newly issued shares of the company’s common stock in exchange for $100 million cash and approximately 877,000 ounces of palladium, which palladium was valued at $241 million based on the November 19, 2002, London PM fix of $275 per ounce and $132 million based on the April 17, 2003, London PM fix of $151 per ounce. Under the agreement Norilsk Nickel will also commence a cash tender offer within 30 days of the closing to acquire additionally up to 10% of the currently outstanding shares of the company at a price of $7.50 per share if the company share price is below $7.50 per share during the 15 trading days after closing. The tender offer could increase Norilsk Nickel’s ownership in the company to approximately 56%. The total investment by Norilsk Nickel will be approximately $341 million as of November 19, 2002, which represents a value of $7.50 for each company share and $232 million as of April 17, 2003, which represents a value of $5.11 for each company share.

     The transaction is subject to a number of conditions, including approval of the company’s stockholders, the completion of the Hart-Scott-Rodino antitrust review and other customary approvals. On March 20, 2003, the company received the necessary amendment under its credit agreement in connection with the transaction. The company is required to use 50% of the net cash proceeds and 50% of the net proceeds from the sale of the palladium received from the transaction to prepay the term loans. The remaining proceeds will be used, among other things, for general corporate purposes. The transaction is anticipated to close in 2003.

     If the company is unable to consummate this transaction by January 2, 2004, or an alternate transaction which provides adequate levels of funding to the company through the issuance of equity or subordinated debt, it will be in default on the credit facility and the loan would become due immediately.

Note 2 — New Accounting Standards

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

     SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be reflected in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is increased at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the company will recognize a gain or loss on settlement.

     SFAS No. 143 was adopted on January 1, 2003. Upon adoption, the company increased its post-closure reclamation liability by approximately $1.9 million, increased the carrying value of its assets by approximately $1.2 million and recorded a cumulative effect adjustment to decrease income by $0.7 million ($0.4 million net of tax). If this new accounting method was applied retroactively, the impact on the consolidated statements of operations for the first quarter of 2002 would not be material

Note 3 — Comprehensive Income

     Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the company, such items consist of unrealized gains and losses on derivative financial instruments related to commodity instruments and interest rate swaps (see note 9).

     The net of tax balance in other accumulated comprehensive loss at March 31, 2003 was $1.4 million and at December 31, 2002 was $1.4 million.

     The company had no commodity instruments outstanding during the first quarter of 2003. The unrealized losses of $2.3 million ($1.4 million net of tax) existing at March 31, 2003 on the interest rate swaps are being deferred and are expected to be reclassified to interest expense over the remaining term of the swaps (12 months).

     The following summary sets forth the changes of other comprehensive loss accumulated in stockholders’ equity:

(in thousands)	Interest
Rate Swaps

Balance at December 31, 2002	$(2,318)
Reclassification to earnings	568
Change in value	(517)

Balance at March 31, 2003	(2,267)

Note 4 — Inventories

     Inventories consisted of the following:

(in thousands)	March 31,	December 31,
	2003	2002

Metals inventory
Raw ore	$345	$783
Concentrate and in-process	13,448	14,090
Finished goods	21,473	25,630

	35,266	40,503
Materials and supplies	11,801	11,555

	$47,067	$52,058

Note 5 — Long-Term Debt

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

     As of March 31, 2003, the company has $52.2 million and $129.5 million outstanding under the Term A and Term B facilities, respectively, bearing interest at 5.13% and 7.25%, respectively. The company has obtained a letter of credit in the amount of $7.5 million, which reduces amounts available under the revolving credit facility at March 31, 2003, bearing interest at 3.88%. The revolving credit facility requires an annual commitment fee of 0.5% on the remaining unadvanced amount. Of the $25 million revolving credit facility, $17.5 million remains available to the company.

     During the first quarter of 2003 the company began working with its lead banks to obtain waivers and amendments of various covenants under the credit facility due to: (1) the requirement to obtain lender approval of transactions which result in a change of control of the company, such as the transaction with Norilsk Nickel ; (2) implementing a new long-range operating plan in the first quarter of 2003, which focuses on reducing operating and capital costs and, therefore, requiring the company to lower its 2003 PGM production target; and (3) management’s concern that at the current low palladium prices and without access to additional capital provided by borrowings under the revolving credit facility, the company did not believe that its cash would be sufficient to maintain its projected liquidity requirements, including interest and principal payments required under the credit facility, through 2003.

     On March 20, 2003, the company obtained an amendment to the credit agreement that, among other things, modifies certain production and financial covenants for the remaining term of the agreement and allows for the Norilsk Nickel transaction. The amendment also provides the company with access to the $17.5 million of availability under the revolving credit facility. This amendment modified covenants relating to the debt to EBITDA ratio, the debt service coverage ratio, production ounces and the minimum average primary development for the Stillwater and East Boulder Mines. During the first quarter of 2003, the company’s debt to EBITDA ratio may not be greater than 3.55:1.0, annual production for the company may not be less than 565,000 ounces, its debt service coverage ratio may not be less than 2.20:1.0, its average primary development with respect to the Stillwater Mine may not be less than 5,000 feet and its average primary development with respect to the East Boulder Mine may not be less than 1,900 feet. All such covenants thereafter change quarterly as further set forth in the credit agreement as amended. The amendment did not alter the debt to equity ratio, which, during the term of the credit agreement shall not be greater than 1.0:1.0. This amendment also modified the maximum capital expenditures permitted; during the fiscal year 2003, the company is permitted to make capital expenditures up to $57 million. Additionally, the developed proven ore reserves measure based on production tons was modified to reflect, based on the current mine plans, that at December 31, 2003, 14 months of proven ore reserves be available at the East Boulder Mine. This covenant thereafter changes each year through December 31, 2005.

     Pursuant to the credit agreement and further detailed in the amendment, the company is required to use $50 million of the $100 million cash proceeds received in the Norilsk Nickel transaction to prepay its term loans. In addition, the company must use 50% of the net proceeds from the sale of palladium received in the Norilsk Nickel transaction to prepay its term loans. In connection with this amendment, the company agreed to an amendment fee of 0.5% (approximately $1.1 million), and a 0.5% increase in the interest rate payable on the loans. As a result of the amendments, the company believes it will remain in full compliance with the credit agreement throughout 2003.

     The Norilsk Nickel transaction is under review by the U.S. Federal Trade Commission and the German Federal Cartel Office; no assurances can be given that this transaction will be consummated. If the company is unable to consummate this transaction by January 2, 2004, or an alternate transaction which provides adequate levels of funding to the company through the issuance of equity or subordinated debt, it will be in default on the credit facility and the loan would become due immediately.

Note 6 — Earnings per Share

     The effect of outstanding stock options on diluted weighted average shares outstanding was 509 and 190,822 shares for the three-month periods ending March 31, 2003 and 2002, respectively. Outstanding options to purchase 2,577,479 and 1,905,958 shares of common stock were excluded from the computation of diluted earnings per share for the three-month periods ended March 31, 2003 and 2002, respectively, because the effect would have been antidilutive using the treasury stock method.

     The effect of outstanding restricted stock on diluted weighted average shares outstanding was 2,130 and 47,926 shares for the three-month periods ending March 31, 2003 and 2002, respectively. For the three-month period ending March 31, 2003, 58,237 shares of unvested restricted stock were excluded from the computation of diluted earnings per share because the effect would have been antidilutive using the treasury stock method.

     The impact of potential common shares from exercising of stock options or vesting of restricted stock is not included in the computation of diluted earnings per share for the first quarter of 2003 because the company’s operations resulted in a net loss.

Note 7 — Stock-Based Compensation Costs

     The company has elected to account for stock options and other stock-based compensation awards using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, because stock options are granted at fair market value, no compensation expense has been recognized for stock options issued under the company’s stock option plans. The company records compensation expense for other stock-based compensation awards over the vesting periods. The company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the following pro forma disclosures illustrate the effect on net income and earnings per share as if the fair value based method of accounting, as set forth in SFAS No. 123, had been applied.

	Three months ended
(in thousands)	March 31,

	2003	2002

Net income (loss), as reported	$(1,757)	$16,565
Deduct: Stock based compensation expense determined under fair value based method for stock options, net of tax	(256)	(732)

Pro forma net income (loss)	$(2,013)	$15,833

Earnings (Loss) Per Share:
Basic — as reported	$(0.04)	$0.40

Basic — pro forma	$(0.05)	$0.38

Diluted — as reported	$(0.04)	$0.40

Diluted — pro forma	$(0.05)	$0.38

Restricted Stock

     During the first quarter of 2002, the company granted 135,119 shares of restricted stock to certain of its officers and employees. During the fiscal year ended December 31, 2002, 46,344 shares had vested and the remaining shares are scheduled to vest on January 2, 2005 (unless earlier vested due to the closing of the Norilsk Nickel transaction), provided that the recipients are still employed by the company on such vesting date. The market value of restricted stock awarded totaled approximately $2.6 million on the grant date and was recorded as a separate component of shareholders’ equity. Approximately 13,000 and 1,000 shares of restricted stock were forfeited or cancelled during the three-month periods ended March 31, 2003 and 2002, respectively. The company is amortizing unearned compensation over the vesting periods. During the three-month periods ended March 31, 2003 and 2002, approximately $18,000 and $254,000, respectively, related to the restricted stock grants was recognized as compensation expense.

Note 8 — Long-Term Sales Contracts

     The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts provide for floor and ceiling price structures as summarized below:

PALLADIUM					PLATINUM

	Avg. Floor	% of	Avg. Ceiling	% of	Avg. Floor	% of	Avg. Ceiling	% of
Year	Price	Production	Price	Production	Price	Production	Price	Production

2003	$357	95%	$400	28%	$401	100%	$554	33%
2004	$371	100%	$644	39%	$425	80%	$856	16%
2005	$355	100%	$702	31%	$425	80%	$856	16%
2006	$339	100%	$981	16%	$425	80%	$856	16%
2007	$400	80%	$975	20%	$425	70%	$850	14%
2008	$385	80%	$975	20%	$425	70%	$850	14%
2009	$380	80%	$975	20%	$425	70%	$850	14%
2010	$375	80%	$975	20%	$425	70%	$850	14%

Note 9 — Financial Instruments

     The company utilizes the following types of derivative financial instruments: fixed forwards, cashless put and call option collars, financially settled forwards and interest rate swaps. For derivative instruments, the company designates derivatives as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). Changes in fair value of derivatives that are highly effective as hedges and that are designated and qualified as a cash-flow hedge are reported in other comprehensive income until the related specific firm commitments or forecasted transactions occur.

     The company had no commodity instruments outstanding during the first quarter of 2003. During the first quarter of 2002, hedging gains on commodity instruments of $2.8 million related to financially settled forwards were recognized as an adjustment to revenue.

     The company has entered into two identical interest rate swap agreements which fixed the interest rate on $100 million of the company’s debt. The interest rate swap agreements were effective March 4, 2002 and mature on March 4, 2004. The agreements require the company to pay interest at a fixed rate of 3.67% and receive interest at a rate based on London Interbank Offered Rate (LIBOR), which is adjusted on a quarterly basis. The adjusted quarterly rate at March 31, 2003 was 1.34%. The interest rate swap agreements qualify as a cash flow hedge and are considered to be highly effective since the change in the value of the interest rate swap will offset changes in the future cash flows related to interest payments on the company’s debt. During the three-month periods ended March 31, 2003 and 2002, hedging losses of $0.6 million and $0.1 million, respectively, were recognized as additional interest expense.

Note 10 — Restructuring Costs

     In the fourth quarter of 2001, the company began implementing a revised operating plan, which included a reduction of the company’s previously planned capital expenditures and production levels. In accordance with the plan, the company terminated certain contracts related to ongoing mine development and accrued a pre-tax charge of approximately $11 million for early contract termination costs. The accrual was based on the termination provisions of the related contracts. During the first quarter of 2002, the company reduced its accrued restructuring costs resulting in a gain of $6.3 million primarily as a result of negotiations of certain termination clauses of the construction contracts. Any adjustments to the original estimate of the accrual have been included in the company’s results of operations when determined.

     In accordance with the revised operating plan, during the second quarter of 2002, the company eliminated six management positions and recorded an addition to the restructuring accrual of $1.1 million.

     The following summary sets forth the changes of the restructuring accrual during the first three months of 2003:

	Contract	Employee	Total Restructuring
(in thousands)	Terminations	Terminations	Accrual

Balance at December 31, 2002	$1,659	$267	$1,926
Cash paid	(3)	(104)	(107)

Balance at March 31, 2003	$1,656	$163	$1,819

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended
	March 31,

	2003	2002

OPERATING DATA
Consolidated:
Ounces produced (000)
Palladium	112	128
Platinum	34	38

Total	146	166
Tons mined (000)	290	325
Tons milled (000)	289	324
Mill head grade (ounce per ton)	0.55	0.57
Sub-grade tons milled (000) (1)	21	7
Sub-grade mill head grade (ounce per ton)	0.23	0.33
Total tons milled (000) (1)	310	331
Combined mill head grade (ounce per ton)	0.53	0.56
Total mill recovery (%)	90	89
Stillwater Mine:
Ounces produced (000)
Palladium	84	110
Platinum	26	33

Total	110	143
Tons mined (000)	183	255
Tons milled (000)	185	253
Mill head grade (ounce per ton)	0.64	0.63
Sub-grade tons milled (000) (1)	21	7
Sub-grade mill head grade (ounce per ton)	0.23	0.33
Total tons milled (000) (1)	206	260
Combined mill head grade (ounce per ton)	0.59	0.62
Total mill recovery (%)	91	90

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only. Prior period amounts have been adjusted to conform with the current year presentation.

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended
	March 31,

	2003	2002

OPERATING DATA (Continued)
East Boulder Mine:
Ounces produced (000)
Palladium	28	18
Platinum	8	5

Total	36	23
Tons mined (000)	107	70
Tons milled (000)	104	71
Mill head grade (ounce per ton)	0.39	0.37
Sub-grade tons milled (000) (1)	—	—
Sub-grade mill head grade (ounce per ton)	—	—
Total tons milled (000) (1)	104	71
Combined mill head grade (ounce per ton)	0.39	0.37
Total mill recovery (%)	89	88
SALES AND PRICE DATA
Ounces sold (000)
Palladium	119	124
Platinum	34	41

Total	153	165
Average realized price per ounce (2)
Palladium	$363	$455
Platinum	$580	$493
Combined(3)	$411	$465
Average market price per ounce (2)
Palladium	$244	$387
Platinum	$661	$485
Combined(3)	$341	$410

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only. Prior period amounts have been adjusted to conform with the current year presentation.

(2)	The company’s average realized price represents revenues which include the impact of contract floor and ceiling prices and hedging gains and losses realized on commodity instruments and exclude contract discounts, divided by ounces sold. The average market price represents the average London PM Fix for the actual months of the period.

(3)	Stillwater Mining reports a combined average realized and market price of palladium and platinum at the same ratio as ounces are produced from the refinery.

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

COST DATA
Consolidated:
PER TON MILLED (4)(5)
Cash operating costs	$119	$120
Royalties and taxes	14	14

Total cash costs	$133	$134
Depreciation and amortization	32	28

Total production costs	$165	$162

PER OUNCE PRODUCED (4)
Cash operating costs	$253	$240
Royalties and taxes	28	28

Total cash costs	$281	$268
Depreciation and amortization	69	56

Total production costs	$350	$324

Stillwater Mine:
PER TON MILLED (4)(5)
Cash operating costs	$122	$119
Royalties and taxes	13	15

Total cash costs	$135	$134
Depreciation and amortization	32	26

Total production costs	$167	$160

PER OUNCE PRODUCED (4)
Cash operating costs	$228	$217
Royalties and taxes	24	26

Total cash costs	$252	$243
Depreciation and amortization	59	48

Total production costs	$311	$291

(4)	Income taxes, corporate general and administrative expense and interest income and expense are not included in total cash costs or total production costs.

(5)	Sub-grade material is included in calculating the costs per ton milled.

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

COST DATA (Continued)
East Boulder Mine:
PER TON MILLED (4)(5)
Cash operating costs	$112	$123
Royalties and taxes	15	13

Total cash costs	$127	$136
Depreciation and amortization	34	35

Total production costs	$161	$171

PER OUNCE PRODUCED (4)
Cash operating costs	$329	$382
Royalties and taxes	43	40

Total cash costs	$372	$422
Depreciation and amortization	98	107

Total production costs	$470	$529

(4)	Income taxes, corporate general and administrative expense and interest income and expense are not included in total cash costs or total production costs.

(5)	Sub-grade material is included in calculating the costs per ton milled.

Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002.

     PGM Production. During the first quarter of 2003, the company produced approximately 112,000 ounces of palladium and 34,000 ounces of platinum compared with approximately 128,000 ounces of palladium and 38,000 ounces of platinum in the first quarter of 2002. The decrease was primarily due to a 23% decrease in production at the Stillwater Mine, which produced approximately 84,000 ounces of palladium and approximately 26,000 ounces of platinum in the first quarter of 2003 compared to approximately 110,000 ounces of palladium and approximately 33,000 ounces of platinum in the first quarter of 2002, as a result of a 5% planned decrease in the combined mill head grade and a 21% planned decrease in tonnages milled. The decrease in production at the Stillwater Mine is the result of implementing a long-range operating plan which changes the mine’s plan from a production-driven to a cost-driven emphasis. The decrease in production at the Stillwater Mine was partially offset by a 57% increase in production at the East Boulder Mine which produced approximately 28,000 ounces of palladium and approximately 8,000 ounces of platinum in the first quarter of 2003 compared to approximately 18,000 ounces of palladium and approximately 5,000 ounces of platinum in the first quarter of 2002 as a result of ramping up production.

     Revenues. Revenues were $62.6 million for the first quarter of 2003 compared with $76.0 million for the first quarter of 2002, an 18% decrease, which is the result of a 12% decrease in combined realized palladium and platinum prices and a 7% decrease in the quantity of metal sold.

     Palladium sales decreased to approximately 119,000 ounces during the first quarter of 2003 compared to 124,000 ounces for the first quarter of 2002. Platinum sales decreased to approximately 34,000 ounces during the first quarter of 2003 compared to approximately 41,000 for the same period of 2002. As a result, the total quantity of metal sold decreased 7% to approximately 153,000 ounces during the first quarter of 2003 compared with 165,000 for the same period of 2002.

     The company’s combined average realized price per ounce of palladium and platinum sold in the first quarter of 2003 decreased 12% to $411, compared to $465 in the first quarter of 2002. The combined average market price, as determined in the PGM markets, decreased 17% to $341 per ounce in the first quarter of 2003, compared to $410 per ounce in the first quarter of 2002. The company’s average realized price per ounce of palladium sold was $363 in the first quarter of 2003, compared to $455 in the first quarter of 2002, while the average market price of palladium was $244 per ounce in the first quarter of 2003 compared to $387 per ounce in the first quarter of 2002. The company’s average realized price per ounce of platinum sold was $580 in the first quarter of 2003, compared to $493 in the first quarter of 2002, while the average market price of platinum was $661 per ounce in the first quarter of 2003 compared to $485 per ounce in the first quarter of 2002.

     Production Costs. Total consolidated cash costs per ounce produced in the first quarter of 2003 increased $13 or 5% to $281 per ounce from $268 per ounce as compared to the same period of 2002. The increase in total consolidated cash costs per ounce is attributed to a $13 per ounce increase in operating costs primarily related to higher mining costs per ounce at the Stillwater Mine as a result of lower production ounces due to the company transitioning to its new long-range operating plan. Total consolidated production costs per ounce produced increased $26, or 8%, to $350 per ounce in the first quarter of 2003 as compared to the same period of 2002. The increase is due to the increase in operating costs and an increase in depreciation and amortization costs of $13 per ounce, primarily related to a higher fixed asset base and changes in reserve estimates used in calculating depreciation and amortization which occurred in the second quarter of 2002.

     Expenses. General and administrative expenses increased $0.1 million, or 2%, in the first quarter of 2003 as compared to the same period of 2002.

     During the first quarter of 2003, the company did not record any adjustments to its estimate of accrued restructuring costs. During the quarter ended March 31, 2002, the company revised its accrued restructuring costs resulting in a $6.3 million gain as a result of successful negotiations of certain termination clauses of construction contracts cancelled during the fourth quarter of 2001.

     Interest expense increased $0.5 million primarily due to higher interest rates on the company’s credit facility. The higher interest rates are due to higher margins in calculating interest under the credit facility as a result of obtaining amendments to the credit agreement.

     Income Taxes. The company has provided for an income tax benefit of $0.9 million, or 40% of pre-tax loss, for the quarter ended March 31, 2003 compared to an income tax provision of $5.1 million, or 23.6% of pre-tax income, for the quarter ended March 31, 2002. The increase in the effective tax rate is primarily the result of an election for the treatment of mine development costs which will change the company’s method of claiming statutory depletion for tax purposes.

     Net Income (Loss). The company reported a net loss of $1.8 million, or $0.04 per diluted share for the first quarter of 2003 compared with net income of $16.6 million, or $0.40 per diluted share for the first quarter of 2002. Net loss for the first quarter of 2003 includes a charge of $0.4 million, net of tax, for the cumulative effect of a change in accounting for asset retirement obligations as a result of adopting Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations.

     Other Comprehensive Income (Loss). For the first quarter of 2003, other comprehensive income, net of tax, includes a decline in the market value of the interest rate swaps of $0.3 million offset by reclassification adjustments to interest expense of $0.3 million. For the same period of 2002, other comprehensive loss, net of tax, includes reclassification adjustments to revenue of $1.7 million resulting from commodity derivative instruments, partially offset by an increase in the fair value of the interest rate swaps of $0.2 million and reclassification adjustments to interest expense of $0.1 million.

Liquidity and Capital Resources

     At March 31, 2003, the company’s available cash was $27.3 million and it had $181.7 million outstanding under its term loan facilities and $7.5 outstanding as letters of credit under the revolving credit facility. During 2003, the company will be required to make total payments of approximately $21.5 million in principal reductions to its debt outstanding at March 31, 2003, which includes $20.9 million in scheduled principal payments on its outstanding borrowings under the credit facility. The company will also be required to pay approximately $17.3 million in total interest payments for 2003. The company’s working capital at March 31, 2003 was $34.1 million compared to $46.7 million at December 31, 2002. The ratio of current assets to current liabilities was 1.6 at March 31, 2003, as compared to 1.7 at December 31, 2002.

     At March 31, 2003 cash and cash equivalents increased by $1.4 million to $27.3 million, compared with an increase of $40.4 million to $55.3 million at March 31, 2002. For the quarter ended March 31, 2003, net cash provided by operations was $23.3 million compared to $19.5 million for the comparable period of 2002, an increase of $3.8 million. The increase was primarily a result of changes in net operating assets and liabilities of $16.9 million, an increase in non-cash expenses of $4.3 million, a decrease in payments on the restructing accrual of $1.0 million, offset by decreased net income of $18.3. The changes in operating assets and liabilities are primarily related to an initial increase in cash due to a change in the timing of payment terms under one of the company’s long-term sales contracts.

     A total of $14.5 million of cash was used in investing activities in the first quarter of 2003 compared to a net total of $10.1 million in the same period of 2002, an increase of $4.4 million. The increase is primarily a result of increased mine development activities. This increase is a result of lower mine development activities in the first quarter of 2002 which was in response to an optimization plan implemented in November of 2001.

     For the quarter ended March 31, 2003, cash used by financing activities was $7.3 million compared to a net cash inflow of $31.1 million for the comparable period of 2002. Cash used by financing activities during the first quarter of 2003 was primarily attributed to principal payments on the company’s debt and amendment fees paid on the company’s credit facility. For the same period of 2002, net cash flow from financing activities of $31.1 million was primarily attributed to net proceeds from a $60 million stock offering, offset by repayment of $25 million on the revolving credit facility.

     The company intends to utilize cash on hand and expected cash flows from operations, along with available borrowings under the existing $25 million revolving credit facility to fund its operating and capital needs. At March 31, 2003, $17.5 million was available to the company under the revolving credit facility. On March 20, 2003, the Company received an amendment that modifies certain production and financial covenants for the remaining term of the agreement. In exchange for the covenant modification, the company agreed to an amendment fee of 0.5% or approximately $1.1 million, and a 0.5% increase in the interest rate payable on the loans. Management believes that with the amendment and access to the undrawn $17.5 million under the revolving credit facility, together with cash expected to be generated from operations, that funding will be adequate to meet the company’s liquidity needs through 2003.

     The pending Norilsk Nickel transaction is subject to the approval of the company’s stockholders. The company filed an amended proxy statement with the SEC on April 23, 2003. Subject to the completion of SEC review, the company has scheduled its special meeting of stockholders for June 16, 2003. In addition the Norilsk Nickel transaction is under review by the U.S. Federal Trade Commission and the German Federal Cartel Office; no assurances can be given that this transaction will be consummated. If the company is unable to consummate this transaction by January 2, 2004, or an alternate transaction which provides adequate levels of funding to the company through the issuance of equity or subordinated debt, it will be in default on the credit facility and the loan would become due immediately.

Controls and Procedures

     The company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The company evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of management, including the Chief Executive Officer and Controller, within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Controller concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the company’s periodic Securities and Exchange Commission filings. No significant changes were made to the company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

FORWARD LOOKING STATEMENTS; FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. Such statements relate to matters including, but not limited to expansion plans, costs, grade production and recovery rates, permitting, financing needs, the terms of future credit facilities, adequacy of bank covenants, capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and compliance, litigation and the palladium and platinum market. Additional information regarding factors which could cause results to differ materially is found in the section entitled “Risk Factors” in the company’s 2002 Annual Report on Form 10-K. Management recommends that you read the Form 10-K which can be accessed on the company’s website at www.stillwatermining.com.

     The company intends that the forward-looking statements contained herein be subject to the above-mentioned statutory safe harbors. Investors are cautioned not to rely on forward-looking statements. The company disclaims any obligation to update forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The company is exposed to market risk, including the effects of adverse changes in metal prices and interest rates as discussed below.

Commodity Price Risk

     The company produces and sells palladium, platinum and associated byproduct metals directly to its customers and also through third parties. As a result, financial risks are materially affected when prices for these commodities fluctuate. In order to manage commodity price risk and to reduce the impact of fluctuation in prices, the company enters into long-term contracts and from time to time uses various derivative financial instruments. Because the company hedges only with instruments that have a high correlation with the value of the hedged transactions, changes in the fair value of the derivatives are expected to be offset by changes in the value of the hedged transaction.

     The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts apply to portions of the company’s production over the period through December 2010 and provide for a floor and ceiling price structure.

     See Note 8 to the consolidated financial statements for additional information about sales contracts.

     As of March 31, 2003, the company had no metal committed for future delivery under either forward delivery contracts or under put and call option strategies. The company utilizes financially settled forwards and cashless put and call option collars. Under financially settled forwards, at each settlement date, the company receives the difference between the forward price and the market price if the market price is below the forward price and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company’s financially settled forwards are settled at maturity. Under cashless put and call option collars, at each settlement, the company receives the difference between the put price and the market price if the market price is below the put price and the company pays the difference between the call price and the market price if the market price is above the call price. See Note 9 to the consolidated financial statements for additional information about transactions related to commodity instruments that the company has entered into.

Interest Rate Risk

     During the first quarter of 2002, the company entered into two identical interest rate swap agreements. These swaps fixed the interest rate on $100 million of the company’s debt. The interest rate swap agreements were effective March 4, 2002 and mature on March 4, 2004. The agreements require the company to pay interest at a fixed rate of 3.67% and receive interest at a rate based on London Interbank Offered Rate (LIBOR), which is adjusted on a quarterly basis. The adjusted quarterly rate at March 31, 2003 was 1.34%. Therefore, the company is exposed to changes in interest rates on the portion of its credit facility in excess of $100 million, since the credit facility carries a variable interest rate based upon LIBOR. As of March 31, 2003, the company had $52.2 million and $129.5 million outstanding under the Term A and Term B loan facilities, bearing interest at 5.13% and 7.25%, respectively. The company has obtained a letter of credit in the amount of $7.5 million, which reduces amounts available under the revolving credit facility as of March 31, 2003, bearing interest at 3.88% on the unadvanced amount.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     The company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company’s consolidated financial position, results of operations or liquidity.

Stockholder Suits

     During the second quarter of 2002, seven lawsuits were filed against Stillwater Mining Company and certain senior officers in United States District Court, Southern District of New York. These actions purport to be a class action filed on behalf of all persons who purchased or otherwise acquired common stock of the company between April 20, 2001 through and including April 1, 2002, and assert claims against the company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by the company regarding its financial performance, and in particular, its accounting for probable ore reserves. On September 23, 2002, an amended complaint was filed which has consolidated the cases and lead counsel was appointed to represent the plaintiff. In October 2002, defendants moved to dismiss the complaint and to transfer the case to federal district court in Montana. These motions are pending.

     On June 24, 2002, a stockholder derivative lawsuit was filed against Stillwater Mining Company and its directors in state court in Delaware. It arises out of allegations similar to the class actions for the period from April 20, 2001 through and including April 20, 2002 and seeks damages allegedly on behalf of the stockholders of Stillwater for breach of fiduciary duties by the directors.

     The company considers the lawsuits without merit and intends to vigorously defend itself in both of these actions.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          99.1 Section 906 Certificates

     (b)  Reports on Form 8-K:

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

STILLWATER MINING COMPANY (Registrant)

Date: April 28, 2003	By:	/s/ FRANCIS R. McALLISTER

Francis R. McAllister
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2003	By:	/s/ THOMAS T. ANGELOS

Thomas T. Angelos
Controller
(Principal Accounting Officer)

CERTIFICATION

I, Francis R. McAllister certify that;

1.	I have reviewed this quarterly report on Form 10-Q of Stillwater Mining Company (Stillwater),

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

b)	evaluated the effectiveness of Stillwater’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Stillwater’s internal controls; and

6.	Stillwater’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 28, 2003	/s/ FRANCIS R. McALLISTER
Francis R. McAllister
Chairman and Chief
Executive Officer

CERTIFICATION

I, Thomas T. Angelos certify that;

1.	I have reviewed this quarterly report on Form 10-Q of Stillwater Mining Company (Stillwater),

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

b)	evaluated the effectiveness of Stillwater’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Stillwater’s internal controls; and

6.	Stillwater’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 28, 2003	/s/ THOMAS T. ANGELOS
Thomas T. Angelos
Controller and Principal
Accounting Officer

Exhibit Index

Ex. No.	Description

99.1	Section 906 Certificates