Form 10-Q
period 2003-06-30
STILLWATER MINING CO /DE/
filed 2003-07-25
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003.

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-25090

STILLWATER MINING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	81-0480654

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

536 East Pike Avenue Columbus, Montana	59019

(Address of principal executive offices)	(Zip Code)

(406) 322-8700 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): YES X NO

At July 22, 2003 the company had outstanding 89,625,911 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY

FORM 10-Q

QUARTER ENDED JUNE 30, 2003

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$66,267	$25,913
Restricted cash equivalents	2,250	2,250
Inventories	189,574	52,058
Accounts receivable	6,359	18,647
Deferred income taxes	2,231	5,779
Other current assets	5,645	7,828

Total current assets	272,326	112,475
Property, plant and equipment, net	801,279	794,019
Other noncurrent assets	6,740	7,720

Total assets	$1,080,345	$914,214

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,946	$14,310
Accrued payroll and benefits	7,618	10,071
Property, production and franchise taxes payable	6,566	10,998
Current portion of long-term debt and capital lease obligations	1,976	21,461
Long-term debt secured by finished goods inventory	74,106	—
Accrued restructuring costs	1,709	1,926
Other current liabilities	3,815	7,017

Total current liabilities	114,736	65,783
Long-term debt and capital lease obligations	86,448	198,866
Deferred income taxes	86,718	80,615
Other noncurrent liabilities	13,447	9,736

Total liabilities	301,349	355,000

Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 89,558,666 and 43,587,107 shares issued and outstanding	896	436
Paid-in capital	590,665	351,605
Retained earnings	188,488	209,504
Accumulated other comprehensive loss	(1,053)	(1,405)
Unearned compensation – restricted stock awards	—	(926)

Total stockholders’ equity	778,996	559,214

Total liabilities and stockholders’ equity	$1,080,345	$914,214

See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$58,910	$75,007	$121,530	$150,984
Costs and expenses
Cost of metals sold	46,227	44,125	92,683	87,664
Depreciation and amortization	10,464	10,315	20,443	19,576

Total cost of sales	56,691	54,440	113,126	107,240
General and administrative expenses	3,235	3,159	6,867	6,725
Norilsk Nickel transaction related expenses	3,043	—	3,043	—
Restructuring costs (reversal)	—	339	—	(5,938)

Total costs and expenses	62,969	57,938	123,036	108,027
Operating income (loss)	(4,059)	17,069	(1,506)	42,957
Other income (expense)
Interest income	68	264	179	482
Interest expense	(4,684)	(4,103)	(9,595)	(8,528)

Income (loss) before income taxes and cumulative effect of accounting change	(8,675)	13,230	(10,922)	34,911
Income tax benefit (provision)	3,393	(2,170)	4,292	(7,286)
Reduction of net operating loss deferred tax asset resulting from ownership change	(13,979)	—	(13,979)	—

Total income tax provision	(10,586)	(2,170)	(9,687)	(7,286)

Income (loss) before cumulative effect of accounting change	(19,261)	11,060	(20,609)	27,625
Cumulative effect of change in accounting for asset retirement obligations, net of $264 income tax benefit	—	—	(408)	—

Net income (loss)	$(19,261)	$11,060	$(21,017)	$27,625

Other comprehensive income (loss), net of tax	321	(2,432)	352	(3,877)

Comprehensive income (loss)	$(18,940)	$8,628	$(20,665)	$23,748

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$(0.40)	0.26	$(0.45)	$0.65
Cumulative effect of accounting change		—	(0.01)	—

Net income (loss)	$(0.40)	$0.26	$(0.46)	$0.65

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$(0.40)	$0.26	$(0.45)	$0.65
Cumulative effect of accounting change	—	—	(0.01)	—

Net income (loss)	$(0.40)	$0.26	$(0.46)	$0.65

Weighted average common shares outstanding
Basic	47,921	43,155	45,799	42,401
Diluted	47,921	43,370	45,799	42,632

     See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Cash flows from operating activities
Net income (loss)	$(19,261)	$11,060	$(21,017)	$27,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,464	10,315	20,443	19,576
Deferred income taxes	10,795	1,385	9,652	3,949
Cumulative effect of change in accounting for asset retirement obligations	—	—	672	—
Provision for (reversal of) restructuring costs	—	339	—	(5,938)
Cash paid on accrued restructuring costs	(110)	(1,419)	(217)	(2,501)
Stock issued under employee benefit plans	831	991	1,862	1,550
Amortization of debt issuance costs	2,158	252	2,516	503
Amortization of restricted stock compensation	652	171	670	425
Changes in operating assets and liabilities:
Inventories	5,706	(807)	10,696	(3,237)
Accounts receivable	(1,807)	(5,831)	12,288	(5,598)
Accounts payable	8,370	(1,242)	4,636	(10,222)
Other	(5,067)	(7,875)	(6,193)	678

Net cash provided by operating activities	12,731	7,339	36,008	26,810

Cash flows used in investing activities
Capital expenditures	(11,662)	(11,795)	(26,196)	(23,198)
Proceeds from sale/leaseback transactions	—	—	—	1,282

Net cash used in investing activities	(11,662)	(11,795)	(26,196)	(21,916)

Cash flows from financing activities
Issuance of common stock, net of issue costs(1)	90,817	(355)	90,284	56,033
Payment on long-term debt and capital lease obligations	(52,783)	(8,791)	(58,136)	(34,129)
Payments for debt issuance costs	(152)	—	(1,606)	—

Net cash provided (used) by financing activities	37,882	(9,146)	30,542	21,904

Cash and cash equivalents
Net increase (decrease)	38,951	(13,602)	40,354	26,798
Balance at beginning of period	27,316	55,311	25,913	14,911

Balance at end of period	$66,267	$41,709	$66,267	$41,709

(1) Non-cash Financing activities:
Fair value of issuance of common stock (net of issue costs)	$239,030	—	$238,497	—
Inventory received in connection with the Norilsk Nickel transaction	(148,213)	—	(148,213)	—

Net cash received in Norilsk Nickel transaction	$90,817	—	$90,284	—

See notes to consolidated financial statements.

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company’s financial position as of June 30, 2003 and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2003 and 2002. Certain prior period amounts have been reclassified to conform with the current year presentation. The results of operations for the three-month and six month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s 2002 Annual Report on Form 10-K.

Note 2 – MMC Norilsk Nickel transaction

     On June 23, 2003, The Company and MMC Norilsk Nickel (“Norilsk Nickel”), a Russian mining company, completed a stock purchase transaction whereby the company issued 45,463,222 shares of its common stock to Norimet Limited (Norimet), a wholly-owned subsidiary of Norilsk Nickel, representing a 50.8% of the company’s outstanding shares. The company received consideration from Norimet consisting of $100 million in cash and approximately 877,000 ounces of palladium valued at $148.2 million as of June 23, 2003 (see Note 5). The aggregate value of the consideration was approximately $248.2 million as of June 23, 2003.

     Norimet commenced a cash tender offer on July 22, 2003, to acquire up to 4,350,000 shares of Stillwater at $7.50 per share. The additional share purchase could increase Norimet’s ownership in Stillwater to approximately 56%.

Stock issuance costs attributed to the Norilsk Nickel transaction

     The company incurred approximately $10.3 million in legal, accounting and underwriting fees related to the Norilsk Nickel transaction. The amounts have been charged directly to additional paid in capital.

Norilsk Nickel transaction related expenses

     The write-off of other transaction related expenses which are not directly related to the issuance of stock and accordingly have been charged to operations consist of approximately $1.8 million of unamortized debt issuance costs related to the pay down of the Term A Loan (see Note 6), $0.6 million in compensation expense, related to officer and employee awards, and $0.6 million in compensation expense related to the acceleration of vesting of restricted stock awards.

Reduction of net operating loss deferred tax asset resulting from ownership change

     Under the United States Internal Revenue Code, if more than 50% of the stock of a company changes hands within a specified period, future utilization of existing net operating loss carry forward (NOLs) of the company may be limited. The Norilsk Nickel transaction triggered an “ownership change” which limits the future utilization of NOLs to offset income earned in tax years following the closing of the transaction. The annual limitation is generally equal to the product of (i) a statutorily prescribed interest rate (approximately 4.5%) and (ii) the company’s equity value at the time of closing. The company recorded a charge of $14.0 million for the three-month period ended June 30, 2003 to reduce previously recorded deferred tax assets related to NOLs for the effect of the NOLs limitation.

Note 3 – New Accounting Standards

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

     SFAS No. 143 was adopted on January 1, 2003. Upon adoption, the company increased its post-closure reclamation liability by approximately $1.9 million, increased the carrying value of its assets by approximately $1.2 million and recorded a cumulative effect adjustment to decrease income by $0.7 million ($0.4 million net of tax). If this new accounting method was applied retroactively, the impact on the consolidated statements of operations for the three and six-month periods ended June 30, 2002 would not be material.

Note 4 – Comprehensive Income

     Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the company, such items consist of unrealized gains and losses on derivative financial instruments related to commodity instruments and interest rate swaps (see Note 10).

     The net of tax balance in other accumulated comprehensive loss at June 30, 2003 and December 31, 2002 was $1.1 million and $1.4 million, respectively.

     The company had no commodity instruments outstanding during the second quarter of 2003. The unrealized losses of $1.7 million ($1.1 million net of tax) existing at June 30, 2003 relating to interest rate swaps are being deferred and are expected to be reclassified to interest expense over the remaining term of the swaps (8 months).

     The following summary sets forth the changes of other comprehensive loss accumulated in stockholders’ equity:

(in thousands)
Balance at December 31, 2002	$(2,318)
Reclassification to earnings	1,161
Change in value	(579)

Balance at June 30, 2003	$(1,736)

Note 5 – Inventories

     Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2003	2002

Metals inventory
Raw ore	$841	$783
Concentrate and in-process	14,959	14,090
Finished goods	162,038	25,630

Total Metal Inventory	177,838	40,503
Materials and supplies	11,736	11,555

	$189,574	$52,058

     Inventories are stated at the lower of current market value or average unit cost. Production inventory costs include cost of direct labor and materials, depreciation and amortization, as well as overhead costs relating to mining and processing activities. Approximately 877,000 ounces of palladium received in connection with the Norilsk Nickel transaction (see Note 2) were valued at $169 per ounce determined based on the current market value of the palladium of $179 per ounce on June 23, 2003 less an estimated discount for disposal and marketing expenses. If the palladium price declines below $169, the company will be required to write down the unsold palladium to market and to charge such write down to earnings in future periods. Furthermore, if the price of the palladium increases following the closing, any increase in value will only be recognized when the palladium is sold.

Note 6 – Long-Term Debt

Credit Facility

     The company has a credit facility with a syndicate of financial institutions. The credit facility provided for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term B) and a $25 million revolving credit facility. Amortization of the term loan facilities commenced on March 31, 2002.

     Pursuant to the term of the credit facility the company was required to use $50 million of the $100 million cash proceeds received in the Norilsk Nickel transaction to prepay its term loans. Consequently, the Term A loan was paid in full on June 23, 2003. In addition, in accordance with the terms of the credit agreement, the company must use 50% of the net proceeds from the sale of palladium received in the Norilsk Nickel transaction to prepay its term loans. Accordingly, $74.1 million of the long-term debt has been classified as a current liability. The Term B facility final maturity date is December 31, 2007.

     As of June 30, 2003, the company has $129.1 million outstanding under the Term B facility, bearing interest at 7.25%. The schedule of principal payments on the amounts outstanding as of June 30, 2003, without regard to the sale of the inventory received in connection with the Norilsk Nickel transaction are as follows:

(in thousands)
Year ended	Term B facility

2003	$675
2004	1,350
2005	1,350
2006	60,750
2007	65,002

Total	$129,127

     The company has obtained a letter of credit in the amount of $7.5 million, which reduces amounts available under the revolving credit facility at June 30, 2003, bearing interest at 4.0%. The revolving credit facility requires an annual commitment fee of 0.5% on the remaining unadvanced amount. Of the $25 million revolving credit facility,

     $17.5 million remains available to the company at June 30, 2003. The final maturity of the revolving credit facility is December 30, 2005.

Note 7 – Earnings per Share

     Outstanding options to purchase 2,577,604 and 2,009,315 shares of common stock were excluded from the computation of diluted earnings per share for the three-month periods ended June 30, 2003 and 2002, respectively, because the effect would have been antidilutive using the treasury stock method. The effect of outstanding stock options on diluted weighted average shares outstanding was 161,634 shares for the three-month periods ending June 30, 2002.

     Outstanding options to purchase 2,574,704 and 1,931,002 shares of common stock were excluded from the computation of diluted earnings per share for the six-month periods ended June 30, 2003 and 2002, respectively, because the effect would have been antidilutive using the treasury stock method. The effect of outstanding stock options on diluted weighted average shares outstanding was 174,031 shares for the six-month periods ending June 30, 2002.

     The effect of outstanding restricted stock on diluted weighted average shares outstanding was 1,059 shares for the six-month period ending June 30, 2003. The 58,237 shares of restricted stock vested on June 23, 2003 when the Norilsk Nickel transaction was complete.

Note 8 – Stock-Based Compensation Costs

     The company has elected to account for stock options and other stock-based compensation awards using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, because stock options are granted at fair market value, no compensation expense has been recognized for stock options issued under the company’s stock option plans. The company records compensation expense for other stock-based compensation awards over the vesting periods. The company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the following pro forma disclosures illustrate the effect on net income (loss) and earnings (loss) per share as if the fair value based method of accounting, as set forth in SFAS No. 123, had been applied.

	Three months ended		Six months ended
(in thousands)	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(19,261)	$11,060	$(21,017)	$27,625
Add: Stock based compensation expense recognized	652	171	670	425
Deduct: Stock based compensation expense determined under fair value based method for stock options, net of tax	(1,213)	(903)	(1,494)	(1,889)

Pro forma net income (loss)	$(19,822)	$10,328	$(21,841)	$26,161

Earnings (Loss) Per Share:
Basic – as reported	$(0.40)	$0.26	$(0.46)	$0.65

Basic – pro forma	$(0.41)	$0.24	$(0.48)	$0.62

Diluted – as reported	$(0.40)	$0.26	$(0.46)	$0.65

Diluted – pro forma	$(0.41)	$0.24	$(0.48)	$0.61

Restricted Stock

     During the first quarter of 2002, the company granted 135,119 shares of restricted stock to certain of its officers and employees. The market value of restricted stock award totaled approximately $2.6 million on the grant date and was recorded as a separate component of stockholders’ equity. In connection with the completion of the Norilsk Nickel transaction, the remaining 58,237 outstanding shares were vested and the $559,075 of unamortized compensation was recognized as compensation expense in the second quarter of 2003.

Note 9 – Long-Term Sales Contracts

     The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts provide for floor and ceiling price structures as summarized below:

PALLADIUM				PLATINUM

	Avg. Floor	% of	Avg. Ceiling	% of	Avg. Floor	% of	Avg. Ceiling	% of
Year	Price	Production	Price	Production	Price	Production	Price	Production

2003	$357	95%	$400	28%	$401	100%	$555	32%
2004	$371	100%	$644	39%	$425	80%	$856	16%
2005	$355	100%	$702	31%	$425	80%	$856	16%
2006	$339	100%	$981	16%	$425	80%	$856	16%
2007	$400	80%	$975	20%	$425	70%	$850	14%
2008	$385	80%	$975	20%	$425	70%	$850	14%
2009	$380	80%	$975	20%	$425	70%	$850	14%
2010	$375	80%	$975	20%	$425	70%	$850	14%

Note 10 – Financial Instruments

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

     The company had no commodity instruments outstanding during the second quarter of 2003. Hedging gains on commodity instruments of $2.0 million and $4.8 million related to financially settled forwards were recognized as an adjustment to revenue for the three-month and six-month periods ended June 30, 2002.

     The company has entered into two identical interest rate swap agreements which fixed the interest rate on $100 million of the company’s debt. The interest rate swap agreements were effective March 4, 2002 and mature on March 4, 2004. The agreements require the company to pay interest at a fixed rate of 3.67% and receive interest at a variable rate based on London Interbank Offered Rate (LIBOR), which is adjusted on a quarterly basis. The adjusted quarterly rate at June 30, 2003 was 1.28%. The interest rate swap agreements qualify as a cash flow hedge and are considered to be highly effective since the change in the value of the interest rate swap will offset changes in the future cash flows related to interest payments on the company’s debt three months. The three-month period ending June 30, 2003 and 2002, hedging losses of $0.6 million and $0.5 million, respectively, were recognized as additional interest expense. During the six-month periods ended June 30, 2003 and 2002, hedging losses of $1.2 million and $0.6 million, respectively, were recognized as additional interest expense.

Note 11 – Restructuring Costs

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

     The following summary sets forth the changes of the restructuring accrual during the first six months of 2003:

	Contract	Employee	Total Restructuring
(in thousands)	Terminations	Terminations	Accrual

Balance at December 31, 2002	$1,659	$267	$1,926
Cash paid	(10)	(207)	(217)

Balance at June 30, 2003	$1,649	$60	$1,709

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

OPERATING DATA
Consolidated:
Ounces produced (000)
Palladium	112	127	224	255
Platinum	33	38	67	76

Total	145	165	291	331
Tons mined (000)	305	348	595	673
Tons milled (000)	301	349	591	674
Mill head grade (ounce per ton)	0.52	0.53	0.54	0.55
Sub-grade tons milled (000) (1)	19	3	40	10
Sub-grade mill head grade (ounce per ton)	0.18	0.12	0.21	0.27
Total tons milled (000) (1)	320	352	631	684
Combined mill head grade (ounce per ton)	0.50	0.52	0.52	0.54
Total mill recovery (%)	91	90	91	90
Stillwater Mine:
Ounces produced (000)
Palladium	81	103	165	213
Platinum	24	31	50	64

Total	105	134	215	277
Tons mined (000)	185	241	368	497
Tons milled (000)	181	244	366	497
Mill head grade (ounce per ton)	0.62	0.60	0.63	0.61
Sub-grade tons milled (000) (1)	19	3	40	10
Sub-grade mill head grade (ounce per ton)	0.18	0.12	0.21	0.27
Total tons milled (000) (1)	200	247	406	507
Combined mill head grade (ounce per ton)	0.58	0.60	0.59	0.61
Total mill recovery (%)	92	91	91	90

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only. Prior period amounts have been adjusted to conform with the current year presentation.

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

OPERATING DATA (Continued)
East Boulder Mine:
Ounces produced (000)
Palladium	31	24	59	42
Platinum	9	7	17	12

Total	40	31	76	54
Tons mined (000)	120	107	227	176
Tons milled (000)	120	105	225	177
Mill head grade (ounce per ton)	0.38	0.34	0.38	0.36
Sub-grade tons milled (000) (1)	—	—	—	—
Sub-grade mill head grade (ounce per ton)	—	—	—	—
Total tons milled (000) (1)	120	105	225	177
Combined mill head grade (ounce per ton)	0.38	0.34	0.38	0.36
Total mill recovery (%)	88	87	89	88
SALES AND PRICE DATA
Ounces sold (000)
Palladium	117	127	236	251
Platinum	34	38	68	79

Total	151	165	304	330
Average realized price per ounce (2)
Palladium	$341	$442	$353	$449
Platinum	$565	$511	$572	$502
Combined(3)	$391	$458	$401	$461
Average market price per ounce (2)
Palladium	$170	$355	$208	$371
Platinum	$646	$543	$654	$513
Combined(3)	$280	$398	$311	$404

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only. Prior period amounts have been adjusted to conform with the current year presentation.

(2)	The company’s average realized price represents revenues which include the impact of contract floor and ceiling prices and hedging gains and losses realized on commodity instruments and exclude contract discounts, divided by ounces sold. The average market price represents the average London PM Fix for the actual months of the period.

(3)	Stillwater Mining reports a combined average realized and market price of palladium and platinum at the same ratio as ounces are produced from the refinery.

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

COST DATA
Consolidated:
PER TON MILLED (4)(5)
Cash operating costs	$112	$112	$116	$116
Royalties and taxes	15	14	14	14

Total cash costs	$127	$126	$130	$130
Depreciation and amortization	33	30	32	29

Total production costs	$160	$156	$162	$159

PER OUNCE PRODUCED (4)
Cash operating costs	$248	$239	$251	$239
Royalties and taxes	33	31	30	30

Total cash costs	$281	$270	$281	$269
Depreciation and amortization	73	63	71	60

Total production costs	$354	$333	$352	$329

Stillwater Mine:
PER TON MILLED (4)(5)
Cash operating costs	$122	$118	$122	$119
Royalties and taxes	16	16	14	15

Total cash costs	$138	$134	$136	$134
Depreciation and amortization	33	29	33	27

Total production costs	$171	$163	$169	$161

PER OUNCE PRODUCED (4)
Cash operating costs	$233	$219	$230	$218
Royalties and taxes	29	28	27	27

Total cash costs	$262	$247	$257	$245
Depreciation and amortization	63	53	61	51

Total production costs	$325	$300	$318	$296

(4)	Income taxes, corporate general and administrative expense and interest income and expense are not included in total cash costs or total production costs.

(5)	Sub-grade material is included in calculating the costs per ton milled.

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

COST DATA (Continued)
East Boulder Mine:
PER TON MILLED (4)(5)
Cash operating costs	$96	$93	$103	$105
Royalties and taxes	13	12	14	12

Total cash costs	$109	$105	$117	$117
Depreciation and amortization	32	30	33	32

Total production costs	$141	$135	$150	$149

PER OUNCE PRODUCED (4)
Cash operating costs	$290	$324	$308	$348
Royalties and taxes	40	40	42	41

Total cash costs	$330	$364	$350	$389
Depreciation and amortization	98	106	98	106

Total production costs	$428	$470	$448	$495

(4)	Income taxes, corporate general and administrative expense and interest income and expense are not included in total cash costs or total production costs.

(5)	Sub-grade material is included in calculating the costs per ton milled.

Results of Operations

Recent Events

     On June 23, 2003, the company and Norilsk Nickel, a Russian mining company, completed a stock purchase transaction whereby the company issued 45,463,222 shares of its common stock to Norimet, a wholly-owned subsidiary of Norilsk Nickel, representing a 50.8% of the company’s outstanding shares. The company received consideration from Norimet consisting of approximately $100 million in cash and approximately 877,000 ounces of palladium valued at $148.2 million as of June 23, 2003 (see Note 5). The aggregate value of the consideration was approximately $248.2 million as of June 23, 2003.

     Norimet commenced a cash tender offer on July 22, 2003, to acquire up to 4,350,000 shares of Stillwater at $7.50 per share. The additional share purchase could increase Norimet’s ownership in Stillwater to approximately 56%.

Three months ended June 30, 2003 compared to three months ended June 30, 2002

     PGM Production. During the second quarter of 2003, the company produced approximately 112,000 ounces of palladium and 33,000 ounces of platinum compared with approximately 127,000 ounces of palladium and 38,000 ounces of platinum in the second quarter of 2002. The decrease was primarily due to a 22% decrease in production at the Stillwater Mine, which produced approximately 81,000 ounces of palladium and approximately 24,000 ounces of platinum in the second quarter of 2003 compared to approximately 103,000 ounces of palladium and approximately 31,000 ounces of platinum in the second quarter of 2002. The planned 16% decrease in tonnage milled at the Stillwater Mine is the result of implementing a long-range operating plan which changes the mine’s plan from a production-driven to a cost-driven emphasis. The decrease in production at the Stillwater Mine was partially offset by a 29% increase in production at the East Boulder Mine which produced approximately 31,000 ounces of palladium and approximately 9,000 ounces of platinum in the second quarter of 2003 compared to approximately 24,000 ounces of palladium and approximately 7,000 ounces of platinum in the second quarter of 2002 as a result of ramping up production.

     Revenues. Revenues were $58.9 million for the second quarter of 2003 compared with $75.0 million for the second quarter of 2002, a 22% decrease, which is the result of a 15% decrease in combined realized palladium and platinum prices and a 9% decrease in the quantity of metal sold.

     Palladium sales decreased to approximately 117,000 ounces during the second quarter of 2003 compared to 127,000 ounces for the second quarter of 2002. Platinum sales decreased to approximately 34,000 ounces during the second quarter of 2003 compared to approximately 38,000 for the same period of 2002. As a result, the total quantity of metal sold decreased 9% to approximately 151,000 ounces during the second quarter of 2003 compared with 165,000 for the same period of 2002.

     The company’s combined average realized price per ounce of palladium and platinum sold in the second quarter of 2003 decreased 15% to $391, compared to $458 in the second quarter of 2002. The combined average market price, as determined in the PGM markets, decreased 30% to $280 per ounce in the second quarter of 2003, compared to $398 per ounce in the second quarter of 2002. The company’s average realized price per ounce of palladium sold was $341 in the second quarter of 2003, compared to $442 in the second quarter of 2002, while the average market price of palladium was $170 per ounce in the second quarter of 2003 compared to $355 per ounce in the second quarter of 2002. The company’s average realized price per ounce of platinum sold was $565 in the second quarter of 2003, compared to $511 in the second quarter of 2002, while the average market price of platinum was $646 per ounce in the second quarter of 2003 compared to $543 per ounce in the second quarter of 2002.

     Production Costs. Total consolidated cash costs per ounce produced in the second quarter of 2003 increased $11 or 4% to $281 per ounce from $270 per ounce as compared to the same period of 2002. The increase in total consolidated cash costs per ounce is attributed to a $9 per ounce increase in operating costs primarily related to lower production and higher mining costs per ounce at the Stillwater Mine and a $2 per ounce increase in royalties and taxes. Total consolidated production costs per ounce produced in the second quarter 2003 increased $21, or 6%, to $354 per ounce from $333 per ounce as compared to the same period of 2002. The increase is due to the increase in operating costs and an increase in depreciation and amortization costs of $10 per ounce, primarily related to a higher fixed asset base and changes in reserve estimates used in calculating depreciation and amortization which occurred in the second quarter of 2002.

     Expenses. General and administrative expenses in the second quarter of 2003 were comparable to the same period of 2002. The increase of $3.0 million in other transaction related expenses were attributed to the Norilsk Nickel transaction (see Note 2 for further details).

     Interest expense increased $0.6 million primarily due to higher interest rates on the company’s credit facility. The higher interest rates are due to higher margins in calculating interest under the credit facility as a result of obtaining amendments to the credit agreement.

     Income Taxes. The company has provided a total income tax provision of $10.6 million for the quarter ended June 30, 2003, caused by the Norilsk Nickel transaction compared to an income tax provision of $2.2 million for the quarter ended June 30, 2002. The tax provision is comprised of a $3.4 million tax benefit or 39% of pre tax loss for the quarter ended June 30, 2003 offset by a reduction of deferred tax asset of $14.0 million resulting from a net operating loss (NOL) limitation attributed to the ownership change caused by the Norilsk Nickel transaction (see Note 2). This compares to an income tax provision of $2.2 million, or 16% of pre tax earnings for the quarter ended June 30, 2002. The increase in the effective rate is primarily due to a reduction in taxable income from mining that limits the company’s statutory depletion for tax purposes. The NOL limitation attributed to ownership change is in accordance with Internal Revenue Code (IRC) Section 382 as it applies to change in control of the company that occurred in connection with the Norilsk Nickel transaction.

     Other Comprehensive Income (Loss). For the second quarter of 2003, other comprehensive income, net of tax, includes a reclassification adjustments to interest expense of $0.3 million. For the same period of 2002, other comprehensive loss, net of tax, includes reclassification adjustments to revenue of $1.4 million resulting from commodity derivative instruments and a decrease in the fair value of the interest rate swaps of $1.3 million, partially offset by a reclassification adjustment to interest expense of $0.3 million.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

     PGM Production. During the first half of 2003, the company produced approximately 224,000 ounces of palladium and 67,000 ounces of platinum compared with approximately 255,000 ounces of palladium and 76,000 ounces of platinum in the first half of 2002. The decrease was primarily due to a 22% decrease in production at the Stillwater Mine, which produced approximately 165,000 ounces of palladium and approximately 50,000 ounces of platinum in the first half of 2003 compared to approximately 213,000 ounces of palladium and approximately 64,000 ounces of platinum in the first half of 2002, as a result of a 3% planned decrease in the combined mill head grade and a 20% planned decrease in tonnages milled. The decrease in production at the Stillwater Mine is the result of implementing a long-range operating plan which changes the mine plan from a production-driven to a cost-driven emphasis. The decrease in production at the Stillwater Mine was partially offset by a 41% increase in production at the East Boulder Mine which produced approximately 59,000 ounces of palladium and approximately 17,000 ounces of platinum in the first half of 2003 compared to approximately 42,000 ounces of palladium and approximately 12,000 ounces of platinum in the first half of 2002 as a result of ramping up production.

     Revenues. Revenues were $121.5 million for the first half of 2003 compared with $151.0 million for the first half of 2002, a 20% decrease, which is the result of a 13% decrease in combined realized palladium and platinum prices and a 8% decrease in the quantity of metal sold.

     Palladium sales decreased to approximately 236,000 ounces during the first half of 2003 compared to 251,000 ounces for the first half of 2002. Platinum sales decreased to approximately 68,000 ounces during the first half of 2003 compared to approximately 79,000 for the same period of 2002. As a result, the total quantity of metal sold decreased 8% to approximately 304,000 ounces during the first half of 2003 compared with 330,000 for the same period of 2002.

     The company’s combined average realized price per ounce of palladium and platinum sold in the first half of 2003 decreased 13% to $401, compared to $461 in the first half of 2002. The combined average market price, as determined in the PGM markets, decreased 23% to $311 per ounce in the first half of 2003, compared to $404 per ounce in the first half of 2002. The company’s average realized price per ounce of palladium sold was $353 in the first half of 2003, compared to $449 in the first half of 2002, while the average market price of palladium was $208 per ounce in the first half of 2003 compared to $371 per ounce in the first half of 2002. The company’s average realized price per ounce of platinum sold was $572 in the first half of 2003, compared to $502 in the first half of 2002, while the average market price of platinum was $654 per ounce in the first half of 2003 compared to $513 per ounce in the first half of 2002.

     Production Costs. Total consolidated cash costs per ounce produced in the first half of 2003 increased $12 or 5% to $281 per ounce from $269 per ounce as compared to the same period of 2002. The increase in total consolidated cash costs per ounce is attributed to a $12 per ounce increase in operating costs primarily related to higher mining costs per ounce at the Stillwater Mine as a result of lower production ounces due to the company transitioning to its new long-range operating plan. Total consolidated production costs per ounce produced increased $23, or 7%, to $352 per ounce from $329 in the first half of 2003 as compared to the same period of 2002. The increase is due to the increase in operating costs and an increase in depreciation and amortization costs of $11 per ounce, primarily related to a higher fixed asset base and changes in reserve estimates used in calculating depreciation and amortization which occurred in the first half of 2002.

     Expenses. General and administrative expenses increased $0.1 million, or 2%, in the first half of 2003 as compared to the same period of 2002. The increase of $3.0 million in other transaction related expenses are attributed to the Norilsk Nickel transaction.

     During the first half of 2003, the company did not record any adjustments to its estimate of accrued restructuring costs. During the six months ended June 30, 2002, the company revised its accrued restructuring costs resulting in a $5.9 million gain as a result of successful negotiations of certain termination clauses of construction contracts cancelled during the fourth quarter of 2001.

     Interest expense increased $1.1 million primarily due to higher interest rates on the company’s credit facility. The higher interest rates are due to higher margins in calculating interest under the credit facility as a result of obtaining amendments to the credit agreement.

     Income Taxes. The company has provided a total income tax provision of $9.7 million for the six months ended June 30, 2003 caused by the Norilsk Nickel transaction compared to an income tax provision of $7.3 million for the six months ended June 30, 2002. The tax provision is comprised of a $4.3 million benefit or 39% of pre tax loss for the six months ended June 30, 2003, offset by a reduction of deferred tax asset of $14 million resulting from an NOL limitation attributed to the ownership change caused by the Norilsk Nickel transaction (see Note 2). This compares to an income tax provision of $7.3 million, or 21% of pre tax earnings for the six months ended June 30, 2002. The increase in effective rate is primarily due to a reduction in taxable income from mining that limits the company’s statutory depletion for tax purposes. The NOL limitation attributed to the ownership change is in accordance with IRC Sec. 382 as it applies to the change in control of the company that occurred in connection with the Norilsk Nickel transaction.

     Other Comprehensive Income (Loss). For the first half of 2003, other comprehensive income, net of tax, includes a decline in the market value of the interest rate swaps of $0.4 million offset by reclassification adjustments to interest expense of $0.7 million. For the same period of 2002, other comprehensive loss, net of tax, includes reclassification adjustments to revenue of $3.1 million resulting from commodity derivative instruments and a decrease in the fair value of the interest rate swaps of $1.2 million, partially offset by a reclassification adjustment to interest expense of $0.4 million.

Liquidity and Capital Resources

     The company’s working capital at June 30, 2003 was $157.6 million compared to $46.7 million at December 31, 2002. The ratio of current assets to current liabilities was 2.4 at June 30, 2003, as compared to 1.7 December 31, 2002. The increase was primarily due to the closing of the Norilsk Nickel transaction.

     On June 23, 2003, the company and Norilsk Nickel, a Russian mining company, completed a stock purchase transaction whereby the company issued 45,463,222 shares of its common stock to Norimet, a wholly-owned subsidiary of Norilsk Nickel, to acquire 50.8% of the company’s outstanding shares. The company received consideration from Norimet consisting of approximately $100 million in cash and approximately 877,000 ounces of palladium valued at $148.2 million as of June 23, 2003 (see Note 5). The aggregate value of the consideration was approximately $248.2 million as of June 23, 2003.

     Pursuant to the credit facility the company was required to use $50 million of the $100 million cash proceeds received in the Norilsk Nickel transaction to prepay its term loans. Consequently, the Term A loan was paid in full on June 23, 2003. In addition, in accordance with the terms of the credit agreement, the company must use 50% of the net proceeds from the sale of palladium received in the Norilsk Nickel transaction to prepay its term loans. Accordingly, $74.1 million of the long-term debt has been classified as a current liability in anticipation of selling the inventory. The Term B facility final maturity date is December 31, 2007.

     On June 30, 2003 the company’s available cash was $66.3 million and it had $129.1 million outstanding under its Term B Loan Facility and $7.5 million outstanding as letters of credit under the revolving credit facility. The company has $17.5 million available under its revolving credit facility.

     Cash and cash equivalents increased by $39.0 million and $40.4 million for the second quarter and the first six months of 2003 respectively, compared with a decrease of $13.6 million and an increase of $26.8 million, respectively, for the comparable periods of 2002.

     For the quarter ended June 30, 2003, net cash provided by operations was $12.7 million compared to $7.3 million for the comparable period of 2002, an increase of $5.4 million. The increase was primarily a result of changes in net operating assets and liabilities of $23.0 million, an increase in non-cash expenses of $12.7 million, offset by a decrease in net income of $30.3 million. A total of $11.7 million of cash was used in investing activities in the second quarter of 2003 compared to a net total of $11.8 million in the same period of 2002, a decrease of $0.1 million. For the quarter ended June 30, 2003, cash provided by financing activities was $37.9 million compared to a net cash outflow of $9.1 million for the comparable period of 2002. Cash provided by financing activities during the second quarter of 2003 was primarily attributed to the issuance of common stock (net of stock issuance costs) related to the Norilsk Nickel transaction, offset by the payment of $50 million against the Term A facility.

     For the first six months ended June 30, 2003, net cash provided by operations was $36.0 million compared to $26.8 million for the same period of 2002, an increase of $9.2 million. The increase was primarily a result of changes in net operating assets and liabilities of $39.8 million, an increase in non-cash expenses of $18.0 million, offset by a decrease in of net income of $48.6 million. A total of $26.2 million of cash was used in investing activities in the first six months of 2003 compared to a net total of $21.9 million in the same period of 2002, an increase of $4.3 million. The increase is primarily a result of increased capital leasing activities in 2002. For the first six months ended June 30, 2003, cash provided by financing activities was $30.5 million compared to $21.9 million for the comparable period of 2002. Cash provided by financing activities during the first six months of 2003 was primarily attributed to the issuance of common stock (net of stock issuance costs) related to the Norilsk Nickel transaction, offset by the payment of $50 million against the Term A facility. For the same period of 2002, net cash flow from financing activities of $21.9 million was primarily attributed to net proceeds from a $60 million stock offering, offset by repayment of $25 million on the revolving credit facility

CONTINUED LOW PALLADIUM PRICES MAY RESULT IN ASSET IMPAIRMENT WRITEDOWNS

     The company follows Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured as the amount by which the asset-carrying value exceeds fair value. Fair value is determined using estimated discounted future cash flow analysis. Future cash flows include estimates of recoverable ounces, platinum and palladium prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation expenditures, all based on detailed life-of-mine plans. In estimating future cash flows, assets are grouped together at each individual mine property which is the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions such as declining PGM prices, lower than expected recoverable ounces, and/or the company’s performance could have a material effect on the company’s ability to recover the carrying amounts of its long lived assets resulting in potential impairment charges. In addition, a significant asset writedown could impact certain of the financial covenants in the company’s credit facility.

     As of June 30, 2003, the twelve-quarter trailing combined PGM price average is $495 per ounce. During the first six months of 2003, based upon the average combined PGM market prices of $280 per ounce and giving effect to the company’s marketing contracts, it realized a combined PGM price of $401 per ounce sold

FORWARD LOOKING STATEMENTS; FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

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

     The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts apply to portions of the company’s production over the period through December 2010 and provide for a floor and ceiling price structure. See Note 9 to the consolidated financial statements for additional information about sales contracts.

     As of June 30, 2003, the company had no metal committed for future delivery under either forward delivery contracts or under put and call option strategies. The company utilizes financially settled forwards and cashless put and call option collars. Under financially settled forwards, at each settlement date, the company receives the difference between the forward price and the market price if the market price is below the forward price and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company’s financially settled forwards are settled at maturity. Under cashless put and call option collars, at each settlement, the company receives the difference between the put price and the market price if the market price is below the put price and the company pays the difference between the call price and the market price if the market price is above the call price. See Note 10 to the consolidated financial statements for additional information about transactions related to commodity instruments that the company has entered into.

Interest Rate Risk

     During the second quarter of 2002, the company entered into two identical interest rate swap agreements. These swaps fixed the interest rate on $100 million of the company’s debt. The interest rate swap agreements were effective March 4, 2002 and mature on March 4, 2004. The agreements require the company to pay interest at a fixed rate of 3.67% and receive interest at a rate based on London Interbank Offered Rate (LIBOR), which is adjusted on a quarterly basis. The adjusted quarterly rate at June 30, 2003 was 1.28%. Therefore, the company is exposed to changes in interest rates on the portion of its credit facility in excess of $100 million, since the credit facility carries a variable interest rate based upon LIBOR. As of June 30, 2003, the company had $129.1 million outstanding under the Term B loan facilities, bearing interest at 7.25%.

Item 4. Controls and Procedures

     (a)  Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective [in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act].

     (b)  Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company’s consolidated financial position, results of operations or liquidity.

Stockholder Litigation

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

On June 24, 2002, a stockholder derivative lawsuit was filed against Stillwater Mining Company and its directors in state court in Delaware. It arises out of allegations similar to the class actions for the period from April 20, 2001 through and including April 20, 2002 and seeks damages allegedly on behalf of the stockholders of Stillwater for breach of fiduciary duties by the directors. The parties have agreed to suspend activity in this matter pending the outcome of the motion to dismiss in the above referenced class action suit.

The company considers the lawsuits without merit and intends to vigorously defend itself in both of these actions.

Item 2. Changes in Securities and Use of Proceeds

On June 23, 2003, the company and Norilsk Nickel, a Russian mining company, completed a stock purchase transaction whereby the company issued 45,463,222 shares of its common stock to Norimet, a wholly-owned subsidiary of Norilsk Nickel, representing a 50.8% of the company’s outstanding shares. The company received consideration from Norimet consisting of approximately $100 million in cash and approximately 877,000 ounces of palladium valued at $148.2 million as of June 23, 2003 (see Note 5). The aggregate value of the consideration was approximately $248.2 million as of June 23, 2003.

Norimet commenced a cash tender offer on July 22, 2003, to acquire up to 4,350,000 shares of Stillwater at $7.50 per share. The additional share purchase could increase Norimet’s ownership in Stillwater to approximately 56%.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	A special meeting of stockholders was held on June 16, 2003.

(b)	Stockholders approved and adopted the stock purchase agreement, dated as of November 20, 2002, by and among the company MMC Norilsk Nickel and Norimet. Votes were cast at the meeting as follows: 22,320,960 FOR, 4,589,104 AGAINST and 404,990 ABSTAINING. The company issued 45,463,222 shares of common stock to Norimet in exchange for $100.0 million in cash and approximately 877,000 ounces of palladium.

(c)	In connection with the closing of the Norilsk Nickel transaction, the following five designees of Norimet were elected to the Company’s Board of Directors on June 23, 2003: Craig L. Fuller, Steven S. Lucas, The Honorable Donald W. Riegle, Jr., Todd D. Schafer and Jack E. Thompson. In connection with the closing, Richard E. Gilbert, Apolinar Guzman and Stephen V. Kearney resigned from the Board on June 23, 2003. Francis R. McAllister, Patrick M. James, Joseph P. Mazurek and Sheryl K. Pressler, directors prior to the closing, remain on the Board.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

99.1 Section 906 Certificates

     (b)  Reports on Form 8-K:

The company filed a Form 8-K on June 23, 2003 reporting:

1. Stockholders Agreement, dated as of June 23, 2003, among Stillwater Mining Company, MMC Norilsk Nickel and Norimet Ltd.

2. Registration Rights Agreement, dated as of June 23, 2003 among Stillwater Mining Company and Norimet Ltd.

3. Press Release issued on June 23, 2003 regarding closing of stock purchase transaction with MMC Norilsk Nickel and Norimet Ltd.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY (Registrant)

Date: July 25, 2003	By:	/s/ FRANCIS R. McALLISTER Francis R. McAllister Chairman and Chief Executive Officer (Principal Executive Officer)

Date: July 25, 2003	By:	/s/ THOMAS T. ANGELOS Thomas T. Angelos Controller (Principal Accounting Officer)

CERTIFICATION

I, Francis R. McAllister certify that;

1.	I have reviewed this quarterly report on Form 10-Q of Stillwater Mining Company (Stillwater),

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Stillwater as of, and for, the periods presented in this quarterly report;

4.	Stillwater’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Stillwater and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Stillwater, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Stillwater’s internal controls; and

6.	Stillwater’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 25, 2003	/s/ FRANCIS R. McALLISTER Francis R. McAllister Chairman and Chief Executive Officer

CERTIFICATION

I, Thomas T. Angelos certify that;

1.	I have reviewed this quarterly report on Form 10-Q of Stillwater Mining Company (Stillwater),

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Stillwater as of, and for, the periods presented in this quarterly report;

4.	Stillwater’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Stillwater and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Stillwater, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Stillwater’s internal controls; and

6.	Stillwater’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 25, 2003	/s/ THOMAS T. ANGELOS Thomas T. Angelos Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	99.1 Section 906 Certifications