Form 10-Q
period 2003-09-30
STILLWATER MINING CO /DE/
filed 2003-10-27
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): YES [X] NO [  ]

At October 23, 2003 the company had outstanding 89,736,441 shares of common stock, par value $0.01 per share.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBITS
EX-3.1 Restated Certificate of Incorporation
EX-3.2 Amended and Restated By-Laws
EX-10.1 Amend/Restated General Employee Stock Plan
EX-10.2 Employment Agreement - Stephen A. Lang
EX-31.1 Certification of Chief Executive Officer
EX-31.2 Certification of Controller and Principal
EX-32.1 Section 1350 Certification
EX-32.2 Section 1350 Certification

STILLWATER MINING COMPANY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$51,811	$25,913
Restricted cash equivalents	2,650	2,250
Inventories	190,052	52,058
Accounts receivable	5,457	18,647
Deferred income taxes	2,623	5,779
Other current assets	8,381	7,828

Total current assets	260,974	112,475
Property, plant and equipment, net	805,933	794,019
Other noncurrent assets	6,414	7,720

Total assets	$1,073,321	$914,214

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,871	$14,310
Accrued payroll and benefits	7,435	10,071
Property, production and franchise taxes payable	7,520	10,998
Current portion of long-term debt and capital lease obligations	1,926	21,461
Long-term debt secured by finished goods inventory	74,106	—
Accrued restructuring costs	1,649	1,926
Other current liabilities	3,388	7,017

Total current liabilities	105,895	65,783
Long-term debt and capital lease obligations	86,011	198,866
Deferred income taxes	89,144	80,615
Other noncurrent liabilities	13,522	9,736

Total liabilities	294,572	355,000

Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 89,736,441 and 43,587,107 shares issued and outstanding	897	436
Paid-in capital	591,655	351,605
Retained earnings	186,860	209,504
Accumulated other comprehensive loss	(663)	(1,405)
Unearned compensation – restricted stock awards	—	(926)

Total stockholders’ equity	778,749	559,214

Total liabilities and stockholders’ equity	$1,073,321	$914,214

See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$58,221	$65,970	$179,751	$216,954
Costs and expenses
Cost of metals sold	40,726	42,364	133,409	130,028
Depreciation and amortization	10,126	10,078	30,569	29,654

Total cost of sales	50,852	52,442	163,978	159,682
General and administrative expenses	3,331	3,853	10,198	10,578
Norilsk Nickel transaction related expenses	—	—	3,043	—
Restructuring costs (reversal)	—	—	—	(5,938)

Total costs and expenses	54,183	56,295	177,219	164,322
Operating income	4,038	9,675	2,532	52,632
Other income (expense)
Interest income	136	263	315	744
Interest expense	(4,021)	(4,050)	(13,616)	(12,578)

Income (loss) before income taxes and cumulative effect of accounting change	153	5,888	(10,769)	40,798
Income tax benefit (provision)	(590)	(1,229)	3,702	(8,514)
Reduction of deferred tax asset for net operating loss carryforwards resulting from ownership change	(1,191)	—	(15,170)	—

Total income tax provision	(1,781)	(1,229)	(11,468)	(8,514)

Income (loss) before cumulative effect of accounting change	(1,628)	4,659	(22,237)	32,284
Cumulative effect of change in accounting for asset retirement obligations, net of $264 income tax benefit	—	—	(408)	—

Net income (loss)	(1,628)	4,659	(22,645)	32,284

Other comprehensive income (loss), net of tax	390	(2,215)	742	(6,092)

Comprehensive income (loss)	$(1,238)	$2,444	$(21,903)	$26,192

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$(0.02)	0.11	$(0.28)	$0.76
Cumulative effect of accounting change	—	—	(0.01)	—

Net income (loss)	$(0.02)	$0.11	$(0.29)	$0.76

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$(0.02)	$0.11	$(0.28)	$0.75
Cumulative effect of accounting change	—	—	(0.01)	—

Net income (loss)	$(0.02)	$0.11	$(0.29)	$0.75

Weighted average common shares outstanding
Basic	89,662	43,306	77,265	42,712
Diluted	89,662	43,365	77,265	42,851

See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Cash flows from operating activities
Net income (loss)	$(1,628)	$4,659	$(22,645)	$32,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,126	10,078	30,569	29,654
Deferred income taxes	2,034	529	11,685	4,478
Cumulative effect of change in accounting for asset retirement obligations	—	—	672	—
Reversal of restructuring costs	—	—	—	(5,938)
Cash paid on accrued restructuring costs	(60)	(469)	(277)	(2,970)
Stock issued under employee benefit plans	924	998	2,786	2,548
Amortization of debt issuance costs	273	256	2,789	759
Amortization of restricted stock compensation	—	116	670	543
Changes in operating assets and liabilities:
Inventories	(478)	(317)	10,219	(3,554)
Accounts receivable	902	3,840	13,190	(1,758)
Accounts payable	(9,075)	2,572	(4,439)	(7,650)
Other	(2,266)	(3,010)	(8,460)	(2,332)

Net cash provided by operating activities	752	19,252	36,759	46,064

Cash flows used in investing activities
Capital expenditures	(14,780)	(16,409)	(40,975)	(39,607)
Proceeds from sale/leaseback transactions	—	—	—	1,282

Net cash used in investing activities	(14,780)	(16,409)	(40,975)	(38,325)

Cash flows from financing activities
Issuance of common stock related to Norilsk Nickel transaction, net of issue costs(1)	—	—	90,284	—
Issuance of common stock, net of issue costs	64	16	64	56,047
Payments on long-term debt and capital lease obligations	(492)	(2,345)	(58,628)	(36,474)
Payments for debt issuance costs	—	—	(1,606)	—

Net cash provided (used) by financing activities	(428)	(2,329)	30,114	19,573

Cash and cash equivalents
Net increase (decrease)	(14,456)	514	25,898	27,312
Balance at beginning of period	66,267	41,709	25,913	14,911

Balance at end of period	$51,811	$42,223	$51,811	$42,223

(1) Non-cash financing activities
Fair value of common stock issued (net of issue costs)	$—	$—	$238,497	$—
Inventory received in connection with the Norilsk Nickel transaction	—	—	(148,213)	—

Net cash received in Norilsk Nickel transaction	$—	$—	$90,284	$—

See notes to consolidated financial statements.

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company’s financial position as of September 30, 2003 and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2003 and 2002. Certain prior period amounts have been reclassified to conform with the current year presentation. The results of operations for the three-month and nine-month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s 2002 Annual Report on Form 10-K.

Note 2 — MMC Norilsk Nickel transaction

     On June 23, 2003, the company and MMC Norilsk Nickel (Norilsk Nickel), a Russian mining company, completed a stock purchase transaction whereby the company issued 45,463,222 shares of its common stock to Norimet Limited (Norimet), a wholly-owned subsidiary of Norilsk Nickel, representing 50.8% of the company’s outstanding shares. The company received consideration from Norimet consisting of $100.0 million in cash and 877,169 ounces of palladium valued at $148.2 million as of June 23, 2003 (see Note 5). The aggregate value of the consideration was $248.2 million as of June 23, 2003.

     On September 3, 2003, Norimet completed a tender offer to acquire 4,350,000 shares of the company’s outstanding common stock. Following completion of the tender offer, Norimet owns 49,813,222 shares or 55.5% of the outstanding common stock.

Stock issuance costs attributed to the Norilsk Nickel transaction

     The company incurred approximately $10.3 million in legal, accounting and financial advisory fees related to the Norilsk Nickel transaction. The amounts have been charged directly to additional paid in capital during the second quarter.

Norilsk Nickel transaction related expenses

     Other Norilsk Nickel transaction related expenses not directly related to the issuance of stock, and accordingly charged to operations, (during the second quarter) consist of approximately $1.8 million of unamortized debt issuance costs written off related to the pay down of Term A loan facility under the company’s credit facility (see Note 6), $0.6 million in compensation expense, related to officer and employee cash bonuses, and $0.6 million in compensation expense related to the acceleration of vesting of restricted stock awards.

Reduction of net operating loss deferred tax asset resulting from ownership change

     Under the United States Internal Revenue Code, if more than 50% of the stock of a company changes hands within a specified period, it constitutes an “ownership change” which may limit the future utilization of existing net operating loss carry forwards (NOLs). The Norilsk Nickel transaction triggered such an “ownership change” for the company which limits future utilization of NOLs as an offset to income. The annual limitation is generally equal to the product of (i) a statutorily prescribed interest rate (approximately 4.5%) and (ii) the company’s equity value at the time of closing. As a result of the limitation, the company recorded a charge of $1.2 million for the three-month period ended September 30, 2003 due to a change in the anticipated taxable loss for the year ended December 31, 2003. For the nine-month period ended September 30, 2003, the company recorded $15.2 million to reduce previously recorded deferred tax assets related to NOLs.

Note 3 — New Accounting Standards

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

     SFAS No. 143 was adopted on January 1, 2003. Upon adoption, the company increased its post-closure reclamation liability by approximately $1.9 million, increased the carrying value of its property and equipment by approximately $1.2 million and recorded a cumulative effect adjustment to decrease income by $0.7 million ($0.4 million net of tax). If this new accounting method was applied retroactively, the impact on the consolidated statements of operations for the three- and nine-month periods ended September 30, 2002 would not be material.

Note 4 — Comprehensive Income

     Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income. For the company, such items consist of unrealized gains and losses on derivative financial instruments related to commodity instruments and interest rate swaps (see Note 10).

     The net of tax balance in other accumulated comprehensive loss at September 30, 2003 and December 31, 2002 was $0.7 million and $1.4 million, respectively.

     The company had no commodity instruments outstanding during the third quarter of 2003 and nine-months ended September 30, 2003. The unrealized losses of $1.1 million ($0.7 million net of tax) existing at September 30, 2003 relating to interest rate swaps are being deferred and will be reclassified to interest expense over the remaining term of the swaps (5 months).

     The following summary sets forth the changes of other comprehensive loss accumulated in stockholders’ equity:

(in thousands)
Balance at December 31, 2002	$(1,405)
Reclassification to earnings	1,782
Change in value	(558)
Tax effect of unrealized losses	(482)

Balance at September 30, 2003	$(663)

Note 5 — Inventories

     Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2003	2002

Metals Inventory
Raw ore	$674	$783
Concentrate and in-process	13,099	14,090
Finished goods	165,011	25,630

Total Metal Inventory	178,784	40,503
Materials and supplies	11,268	11,555

	$190,052	$52,058

     Inventories are stated at the lower of current market value taking into consideration the company’s long-term sales contracts, or average unit cost. Metal inventory costs include direct labor and materials, depreciation and amortization, as well as overhead costs relating to mining and processing activities. The 877,169 ounces of palladium received in connection with the Norilsk Nickel transaction (see Note 2) were valued at $169 per ounce. The value was determined based on the market price of palladium of $179 per ounce on June 23, 2003 (the closing date of the transaction) less an estimated discount for disposal and marketing expenses. If the palladium price were to decline below $169 per ounce, the company would be required to write down the unsold palladium to market with a charge to earnings. If the price of the palladium increases, the increase in value will only be recognized when the palladium is sold. The market price of palladium was $209 per ounce on September 30, 2003.

Note 6 — Long-Term Debt

Credit Facility

     The company has a credit facility with a syndicate of financial institutions. The credit facility provided for a $65.0 million five-year term loan facility (Term A), a $135.0 million seven-year term loan facility (Term B) and a $25.0 million revolving credit facility. Amortization of the term loan facilities commenced March 31, 2002.

     Pursuant to the terms of the credit facility the company was required to apply $50.0 million of the $100.0 million cash proceeds received in the Norilsk Nickel transaction to prepay its term loans. Consequently, the Term A loan facility was paid in full on June 23, 2003. In addition, in accordance with the terms of the credit agreement, the company is required to apply 50% of the net proceeds from the sale of palladium received in the Norilsk Nickel transaction (see Note 5) to further prepay its term loans. Accordingly, $74.1 million of the long-term debt has been classified as a current liability. The Term B loan facility final maturity date is December 31, 2007.

     As of September 30, 2003, the company has $128.8 million outstanding under the Term B loan facility, bearing interest at 7.25%. The schedule of principal payments on the amounts outstanding as of September 30, 2003, without regard to the possible sale of the inventory received in connection with the Norilsk Nickel transaction, is as follows:

(in thousands)

Year ended	Term B loan facility

2003	$338
2004	1,350
2005	1,350
2006	60,750
2007	65,002

Total	$128,790

     The company has obtained a letter of credit in the amount of $7.5 million, which reduces amounts available under the revolving credit facility at September 30, 2003, and bears an annual interest rate of 4.0%. The revolving credit facility requires an annual commitment fee of 0.5% on the remaining unadvanced amount. Of the $25.0 million revolving credit facility, $17.5 million remains available to the company at September 30, 2003. The final maturity of the revolving credit facility is December 30, 2005.

Note 7 — Earnings per Share

     Outstanding options to purchase 2,726,710 and 2,474,802 shares of common stock were excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2003 and 2002, respectively, because the effect would have been antidilutive using the treasury stock method. The effect of outstanding stock options on diluted weighted average shares outstanding was 54,616 shares for the three-month period ending September 30, 2002.

     Outstanding options to purchase 2,726,710 and 2,274,667 shares of common stock were excluded from the computation of diluted earnings per share for the nine-month periods ended September 30, 2003 and 2002, respectively, because the effect would have been antidilutive using the treasury stock method. The effect of outstanding stock options on diluted weighted average shares outstanding was 99,504 shares for the nine-month period ending September 30, 2002.

     The effect of outstanding restricted stock on diluted weighted average shares outstanding was 3,098 shares for the nine-month period ending September 30, 2003. The 58,237 shares of restricted stock vested on June 23, 2003 when the Norilsk Nickel transaction was completed.

Note 8 — Stock-Based Compensation Costs

     The company has elected to account for stock options and other stock-based compensation awards using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, because stock options are granted at fair market value, no compensation expense has been recognized for stock options issued under the company’s stock option plans. The company records compensation expense for other stock-based compensation awards over the vesting periods. The company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the following pro forma disclosures illustrate the effect on net income (loss) and earnings (loss) per share as if the fair value based method of accounting, as set forth in SFAS No. 123, had been applied.

	Three months ended		Nine months ended
	September 30,		September 30,

(in thousands)	2003	2002	2003	2002

Net income (loss), as reported	$(1,628)	$4,659	$(22,645)	$32,284
Add: Stock based compensation expense recognized	—	118	670	543
Deduct: Stock based compensation expense determined under fair value based method for stock options, net of tax	(176)	(850)	(1,681)	(2,739)

Pro forma net income (loss)	$(1,804)	$3,927	$(23,656)	$30,088

Earnings (Loss) Per Share:
Basic — as reported	$(0.02)	$0.11	$(0.29)	$0.76

Basic — pro forma	$(0.02)	$0.09	$(0.31)	$0.70

Diluted — as reported	$(0.02)	$0.11	$(0.29)	$0.75

Diluted — pro forma	$(0.02)	$0.09	$(0.31)	$0.70

Restricted Stock

     During the first quarter of 2002, the company granted 135,119 shares of restricted stock to certain of its officers and employees. The market value of restricted stock award totaled approximately $2.6 million on the grant date and was recorded as a separate component of stockholders’ equity. The 58,237 restricted shares outstanding at the closing of the Norilsk Nickel transaction vested on the closing date and the $0.6 million of unamortized compensation was recognized as compensation expense in the second quarter of 2003.

Note 9 — Long-Term Sales Contracts

     The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts provide for floor and ceiling price structures as summarized below:

PALLADIUM					PLATINUM

	Avg. Floor	% of	Avg. Ceiling	% of	Avg. Floor	% of	Avg. Ceiling	% of
Year	Price	Production	Price	Production	Price	Production	Price	Production

2003	$357	95%	$400	28%	$400	100%	$545	36%
2004	$371	100%	$644	39%	$425	80%	$856	16%
2005	$355	100%	$702	31%	$425	80%	$856	16%
2006	$339	100%	$859	21%	$425	80%	$856	16%
2007	$366	99%	$975	20%	$425	70%	$850	14%
2008	$385	80%	$975	20%	$425	70%	$850	14%
2009	$380	80%	$975	20%	$425	70%	$850	14%
2010	$375	80%	$975	20%	$425	70%	$850	14%

Note 10 — Financial Instruments

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

     There were no gains or losses on commodity instruments during the third quarter of 2003. Hedging gains on commodity instruments of $2.2 million and $7.0 million related to financially settled forwards were recognized as an adjustment to revenue for the three-month and nine-month periods ended September 30, 2002.

     The company has entered into two identical interest rate swap agreements which fixed the interest rate on $100.0 million of the company’s debt. The interest rate swap agreements were effective March 4, 2002 and mature on March 4, 2004. The agreements require the company to pay interest at a fixed rate of 3.67% and receive interest at a variable rate based on London Interbank Offered Rate (LIBOR), which is adjusted on a quarterly basis. The adjusted quarterly rate at September 30, 2003 was 1.14%. The interest rate swap agreements qualify as a cash flow hedge and are considered to be highly effective since the change in the value of the interest rate swap will offset changes in the future cash flows related to interest payments on the company’s debt. During the three-month periods ended September 30, 2003 and 2002, hedging losses of $0.6 million and $0.5 million, respectively, were recognized as additional interest expense. During the nine-month periods ended September 30, 2003 and 2002, hedging losses of $1.8 million and $1.0 million, respectively, were recognized as additional interest expense.

Note 11 — Restructuring Costs

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

     The following summary sets forth the changes of the restructuring accrual during the nine months ended September 30, 2003:

	Contract	Employee	Total Restructuring
(in thousands)	Terminations	Terminations	Accrual

Balance at December 31, 2002	$1,659	$267	$1,926
Cash paid	(10)	(267)	(277)

Balance at September 30, 2003	$1,649	$—	$1,649

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

OPERATING AND COST DATA
Consolidated:
Ounces produced (000)
Palladium	113	108	337	363
Platinum	33	31	100	107

Total	146	139	437	470

Tons milled (000)	289	303	879	976
Mill head grade (ounce per ton)	0.55	0.51	0.54	0.54
Sub-grade tons milled (000) (1)	23	13	64	23
Sub-grade mill head grade (ounce per ton)	0.17	0.13	0.19	0.19
Total tons milled (000) (1)	312	316	943	999
Combined mill head grade (ounce per ton)	0.52	0.49	0.52	0.53
Total mill recovery (%)	91	89	91	89
Total operating costs per ounce	$245	$270	$249	$248
Total cash costs per ounce (2), (3)	$284	$304	$282	$279
Total production costs per ounce (2), (3)	$354	$377	$353	$343
Total operating costs per ton milled	$115	$119	$115	$117
Total cash costs per ton milled (2), (3)	$133	$134	$131	$131
Total production costs per ton milled (2), (3)	$166	$166	$163	$161
Stillwater Mine:
Ounces produced (000)
Palladium	82	80	247	293
Platinum	24	24	75	87

Total	106	104	322	380

Tons milled (000)	180	197	545	693
Mill head grade (ounce per ton)	0.63	0.58	0.63	0.60
Sub-grade tons milled (000) (1)	23	13	64	23
Sub-grade mill head grade (ounce per ton)	0.17	0.13	0.19	0.19
Total tons milled (000) (1)	203	210	609	716
Combined mill head grade (ounce per ton)	0.57	0.55	0.58	0.59
Total mill recovery (%)	92	91	91	91
Total operating costs per ounce	$224	$243	$228	$225
Total cash costs per ounce (2), (3)	$260	$275	$258	$253
Total production costs per ounce (2), (3)	$319	$341	$318	$308
Total operating costs per ton milled	$117	$120	$121	$119
Total cash costs per ton milled (2), (3)	$136	$136	$136	$134
Total production costs per ton milled (2), (3)	$167	$169	$168	$163

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

OPERATING AND COST DATA (Continued)
East Boulder Mine:
Ounces produced (000)
Palladium	31	27	90	70
Platinum	9	8	25	20

Total	40	35	115	90

Tons milled (000)	109	106	334	283
Mill head grade (ounce per ton)	0.42	0.39	0.39	0.37
Sub-grade tons milled (000) (1)	—	—	—	—
Sub-grade mill head grade (ounce per ton)	—	—	—	—
Total tons milled (000) (1)	109	106	334	283
Combined mill head grade (ounce per ton)	0.42	0.39	0.39	0.37
Total mill recovery (%)	88	84	89	86
Total operating costs per ounce	$302	$348	$306	$348
Total cash costs per ounce (2), (3)	$351	$390	$350	$389
Total production costs per ounce (2), (3)	$449	$484	$448	$491
Total operating costs per ton milled	$110	$116	$106	$110
Total cash costs per ton milled (2), (3)	$128	$129	$120	$123
Total production costs per ton milled (2), (3)	$163	$160	$154	$155

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only. Prior period amounts have been adjusted to conform with the current year presentation.

(2)	Total cash costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead, taxes other than income taxes, royalties and credits for metals produced other than palladium and platinum). Total production costs include total cash costs plus depreciation and amortization. Income taxes, corporate general and administrative expenses and interest income and expense are not included in either total cash costs or total production costs.

(3)	Cash cost per ton and cash cost per ounce represent non-U.S. Generally Accepted Accounting Principles (GAAP) measurements that management uses to monitor and evaluate the performance of its mining operations. Management believes cash costs per ounce and per ton provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as provide a meaningful basis to compare our results with those of other mining companies and other mining operating properties. See table “Reconciliation of Non-GAAP measures to cost of sales.”

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

SALES AND PRICE DATA
Ounces sold (000)
Palladium	112	117	348	368
Platinum	32	31	99	110

Total	144	148	447	478

Average realized price per ounce (4)
Palladium	$353	$431	$353	$443
Platinum	$590	$517	$578	$506
Combined (5)	$405	$449	$402	$457
Average market price per ounce (4)
Palladium	$189	$325	$201	$355
Platinum	$693	$542	$667	$523
Combined (5)	$306	$376	$309	$394

(4)	The company’s average realized price represents revenues which include the impact of contract floor and ceiling prices and hedging gains and losses realized on commodity instruments and exclude contract discounts, divided by ounces sold. The average market price represents the average London PM Fix for the actual months of the period.

(5)	Stillwater Mining reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the refinery.

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

Reconciliation of Non-GAAP measures to cost of sales

     Cash cost per ton and cash cost per ounce represent Non-GAAP measurements that management uses to monitor and evaluate the performance of its mining operations. Management believes cash costs per ounce and per ton provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as provide a meaningful basis to compare our results with those of other mining companies and other mining operating properties.

	Three months ended		Nine months ended
	September 30,		September 30,

(in thousands, except cost per ounce and cost per ton data)	2003	2002	2003	2002

Consolidated:
Total operating costs	$35,825	$37,468	$108,614	$116,591
Total cash costs	$41,564	$42,212	$123,218	$131,130
Total production costs	$51,777	$52,415	$154,041	$161,178
Divided by total ounces	146	139	437	470
Divided by total tons milled	312	316	943	999
Total operating cost per ounce	$245	$270	$249	$248
Total cash cost per ounce	$284	$304	$282	$279
Total production cost per ounce	$354	$377	$353	$343
Total operating cost per ton milled	$115	$119	$115	$117
Total cash cost per ton milled	$133	$134	$131	$131
Total production cost per ton milled	$166	$166	$163	$161
Reconciliation to cost of sales:
Total operating costs	$35,825	$37,468	$108,614	$116,591
Royalties, taxes and other	5,739	4,744	14,604	14,539

Total cash costs	$41,564	$42,212	$123,218	$131,130
Asset retirement costs	87	125	254	394
Depreciation and Amortization	10,126	10,078	30,569	29,654

Total production costs	$51,777	$52,415	$154,041	$161,178
Change in product inventory	(995)	27	9,831	(1,474)
(Gain) or loss on sale of assets and other costs	70	—	106	(22)

Total cost of sales	$50,852	$52,442	$163,978	$159,682

Stillwater Mine:
Total operating costs	$23,849	$25,208	$73,417	$85,396
Total cash costs	$27,656	$28,469	$82,969	$96,253
Total production costs	$33,968	$35,327	$102,447	$117,143
Divided by total ounces	106	104	322	380
Divided by total tons milled	203	210	609	716
Total operating cost per ounce	$224	$243	$228	$225
Total cash cost per ounce	$260	$275	$258	$253
Total production cost per ounce	$319	$341	$318	$308
Total operating cost per ton milled	$117	$120	$121	$119
Total cash cost per ton milled	$136	$136	$136	$134
Total production cost per ton milled	$167	$169	$168	$163

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

(in thousands, except cost per ounce and cost per ton data)	2003	2002	2003	2002

Reconciliation to cost of sales:
Total operating costs	$23,849	$25,208	$73,417	$85,396
Royalties, taxes and other	3,807	3,261	9,552	10,857

Total cash costs	$27,656	$28,469	$82,969	$96,253
Asset retirement costs	71	73	208	251
Depreciation and Amortization	6,241	6,785	19,270	20,639

Total production costs	$33,968	$35,327	$102,447	$117,143
Change in product inventory	(100)	782	8,719	3,560
(Gain) or loss on sale of assets and other costs	59	—	95	(22)

Total cost of sales	$33,927	$36,109	$111,261	$120,681

East Boulder Mine:
Total operating costs	$11,976	$12,260	$35,197	$31,195
Total cash costs	$13,908	$13,743	$40,249	$34,877
Total production costs	$17,809	$17,088	$51,594	$44,035
Divided by total ounces	40	35	115	90
Divided by total tons milled	109	106	334	283
Total operating cost per ounce	$302	$348	$306	$348
Total cash cost per ounce	$351	$390	$350	$389
Total production cost per ounce	$449	$484	$448	$491
Total operating cost per ton milled	$110	$116	$106	$110
Total cash cost per ton milled	$128	$129	$120	$123
Total production cost per ton milled	$163	$160	$154	$155
Reconciliation to cost of sales:
Total operating costs	$11,976	$12,260	$35,197	$31,195
Royalties, taxes and other	1,932	1,483	5,052	3,682

Total cash costs	$13,908	$13,743	$40,249	$34,877
Asset retirement costs	16	52	46	143
Depreciation and Amortization	3,885	3,293	11,299	9,015

Total production costs	$17,809	$17,088	$51,594	$44,035
Change in product inventory	(895)	(755)	1,112	(5,034)
(Gain) or loss on sale of assets and other costs	11	—	11	—

Total cost of sales	$16,925	$16,333	$52,717	$39,001

Results of Operations

Recent Events

     On June 23, 2003, the company and MMC Norilsk Nickel (Norilsk Nickel), a Russian mining company, completed a stock purchase transaction whereby the company issued 45,463,222 shares of its common stock to Norimet Limited (Norimet), a wholly-owned subsidiary of Norilsk Nickel, representing 50.8% of the company’s outstanding shares. The company received consideration from Norimet consisting of $100.0 million in cash and 877,169 ounces of palladium valued at $148.2 million as of June 23, 2003 (see Note 5). The aggregate value of the consideration was $248.2 million as of June 23, 2003.

     On September 3, 2003, Norimet completed a tender offer to acquire 4,350,000 shares of the company’s outstanding common stock. Following completion of the tender offer, Norimet owns 49,813,222 shares or 55.5% of the company’s outstanding common stock.

Three months ended September 30, 2003 compared to three months ended September 30, 2002

     Production. During the third quarter of 2003, the company produced approximately 113,000 ounces of palladium and 33,000 ounces of platinum compared with approximately 108,000 ounces of palladium and 31,000 ounces of platinum in the third quarter of 2002. The increase was primarily due to a 14% increase in production at the East Boulder Mine, which produced approximately 31,000 ounces of palladium and approximately 9,000 ounces of platinum in the third quarter of 2003 compared to approximately 27,000 ounces of palladium and approximately 8,000 ounces of platinum in the third quarter of 2002. The increase was partially offset by reduced production at the Stillwater Mine as a result of implementing a long-range operating plan, which changes the Stillwater Mine from production driven to a cost driven emphasis.

     Revenues. Revenues were $58.2 million for the third quarter of 2003 compared to $66.0 million for the third quarter of 2002, a 12% decrease, which was the result of a 10% decrease in combined average realized palladium and platinum prices and a 3% decrease in the quantity of metal sold.

     Palladium sales decreased to approximately 112,000 ounces during the third quarter of 2003 compared to 117,000 ounces for the third quarter of 2002. Platinum sales were approximately 32,000 ounces during the third quarter of 2003 compared to approximately 31,000 for the same period of 2002. As a result, the total quantity of metal sold decreased 3% to approximately 144,000 ounces during the third quarter of 2003 compared to 148,000 for the same period of 2002.

     The company’s combined average realized price per ounce of palladium and platinum sold in the third quarter of 2003 decreased 10% to $405, compared to $449 in the third quarter of 2002 while the combined average market price, as determined by the combined average PGM market prices, decreased 19% to $306 per ounce in the third quarter of 2003, compared to $376 per ounce in the third quarter of 2002. The company’s average realized price per ounce of palladium sold was $353 in the third quarter of 2003, compared to $431 in the third quarter of 2002, while the average market price of palladium was $189 per ounce in the third quarter of 2003 compared to $325 per ounce in the third quarter of 2002. The company’s average realized price per ounce of platinum sold was $590 in the third quarter of 2003, compared to $517 in the third quarter of 2002, while the average market price of platinum was $693 per ounce in the third quarter of 2003 compared to $542 per ounce in the third quarter of 2002.

     Production Costs. Total consolidated cash costs per ounce produced in the third quarter of 2003 decreased $20 or 7% to $284 per ounce from $304 per ounce in the third quarter of 2002. The decrease in total consolidated cash costs per ounce was attributed to a $25 per ounce decrease in operating costs primarily related to lower mining costs per ounce at the East Boulder Mine as a result of higher production ounces partially offset by a $5 per ounce increase in royalties, property taxes and insurance. Total consolidated production costs per ounce produced in the third quarter 2003 decreased $23, or 6%, to $354 per ounce from $377 per ounce as compared to the same period of 2002. The decrease was due to the decrease in operating costs and a decrease in depreciation and amortization costs of $3 per ounce.

     Expenses. General and administrative expenses in the third quarter of 2003 of $3.3 million decreased approximately $0.5 million from $3.9 million during the third quarter of 2002 primarily due to cost cutting plans implemented by the company during 2003.

     Interest expense remained virtually unchanged due to the repayment of the Term A loan facility (see Note 6), offset by a higher interest rate on the remaining outstanding debt during the third quarter of 2003 compared to the third quarter of 2002.

     Income Taxes. The company had an income tax provision of $1.8 million for the quarter ended September 30, 2003 compared to an income tax provision of $1.2 million for the quarter ended September 30, 2002. The tax provision is comprised of a $0.6 million charge resulting from an adjustment to bring the year to date income tax benefit to 34% of pretax loss for the nine months of 2003 and a $1.2 million reduction of deferred tax asset resulting from a net operating loss (NOL) limitation attributed to the change in ownership caused by the Norilsk Nickel transaction (see Note 2). The increase in effective rate was primarily due to a reduction in taxable income from mining that limits the company’s statutory depletion for tax purposes. This compares to an increase tax provision of 21% of pre-tax earnings for the quarter ended September 30, 2002.

     Other Comprehensive Income (Loss), net of tax. For the third quarter of 2003, other comprehensive income, net of tax, includes a reclassification adjustment to interest expense of $0.4 million. For the same period of 2002, other comprehensive loss, net of tax, included reclassification adjustments to revenue of $1.4 million resulting from commodity derivative instruments and a decrease in the fair value of the interest rate swaps of $1.1 million, partially offset by a reclassification adjustment to interest expense of $0.3 million.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

     Production. During the first nine months of 2003, the company produced approximately 337,000 ounces of palladium and 100,000 ounces of platinum compared with approximately 363,000 ounces of palladium and 107,000 ounces of platinum in the first nine months of 2002. The decrease was primarily due to a 15% decrease in production at the Stillwater Mine, which produced approximately 247,000 ounces of palladium and approximately 75,000 ounces of platinum in the first nine months of 2003 compared to approximately 293,000 ounces of palladium and approximately 87,000 ounces of platinum in the first nine months of 2002. The production decrease was a result of a 13% planned decrease in tonnages milled combined with a 2% decrease in the combined average mill head grade for the comparable period. The decrease in production at the Stillwater Mine was the result of implementing a long-range operating plan which changes the mine plan from a production-driven to a cost-driven emphasis. The decrease in production at the Stillwater Mine was partially offset by a 28% increase in production at the East Boulder Mine which produced approximately 90,000 ounces of palladium and approximately 25,000 ounces of platinum in the first nine months of 2003 compared to approximately 70,000 ounces of palladium and approximately 20,000 ounces of platinum in the first nine months of 2002 as a result of increased production.

     Revenues. Revenues were $179.8 million for the first nine months of 2003 compared with $217.0 million for the first nine months of 2002, a 17% decrease, which was the result of a 12% decrease in combined average realized palladium and platinum prices and a 7% decrease in the quantity of metal sold.

     Palladium sales decreased to approximately 348,000 ounces during the first nine months of 2003 compared to 368,000 ounces for the first nine months of 2002. Platinum sales decreased to approximately 99,000 ounces during the first nine months of 2003 compared to approximately 110,000 for the same period of 2002. As a result, the total quantity of metal sold decreased 7% to approximately 447,000 ounces during the first nine months of 2003 compared with 478,000 for the same period of 2002.

     The company’s combined average realized price per ounce of palladium and platinum sold in the first nine months of 2003 decreased 12% to $402, compared to $457 in the first nine months of 2002 while the combined average market price, as determined by the combined average PGM market price, decreased 22% to $309 per ounce in the first nine months of 2003, compared to $394 per ounce in the first nine months of 2002. The company’s average realized price per ounce of palladium sold was $353 in the first nine months of 2003, compared to $443 in the first nine months of 2002, while the average market price of palladium was $201 per ounce in the first nine months of 2003 compared to $355 per ounce in the first nine months of 2002. The company’s average realized price per ounce of platinum sold was $578 in the first nine months of 2003, compared to $506 in the first nine months of

2002, while the average market price of platinum was $667 per ounce in the first nine months of 2003 compared to $523 per ounce in the first nine months of 2002.

     Production Costs. Total consolidated cash costs per ounce produced in the first nine months of 2003 increased $3 or 1% to $282 per ounce from $279 per ounce compared to the same period of 2002. The increase in total consolidated cash costs per ounce was attributed to a $1 per ounce increase in operating costs primarily related to higher mining costs per ounce at the Stillwater Mine as a result of lower production ounces due to the company transitioning to a new long-range operating plan. The remaining increase of $2 per ounce was attributable to an increase in property taxes. Total consolidated production costs per ounce produced increased $10, or 3%, to $353 per ounce from $343 in the first nine months of 2003 as compared to the same period of 2002. The increase was due to the increase in operating costs and an increase in depreciation and amortization costs of $7 per ounce, primarily related to a higher fixed asset base and changes in reserve estimates used in calculating depreciation and amortization which occurred in the first nine months of 2002.

     Expenses. General and administrative expenses decreased $0.4 million, or 4%, in the first nine months of 2003 as compared to the same period of 2002. The decrease was due to the cost cutting plans implemented by the company during 2003. The increase of $3.0 million of Norilsk Nickel transaction related expenses were due to the stock sale transaction with Norilsk Nickel (see Note 2).

     During the nine months ended September 30, 2002, the company revised its accrued restructuring costs resulting in a $5.9 million gain as a result of successful negotiations of certain termination clauses of construction contracts cancelled during the fourth quarter of 2001.

     Interest expense increased $1.0 million primarily due to higher interest rates on the company’s credit facility. The higher interest rates were due to higher margins in calculating interest under the credit facility as a result of obtaining amendments to the credit agreement.

     Income Taxes. The company had an income tax provision of $11.5 million for the nine months ended September 30, 2003 compared to an income tax provision of $8.5 million for the nine months ended September 30, 2002. The tax provision is comprised of a $3.7 million benefit or 34% of pre-tax loss for the nine months ended September 30, 2003, offset by a reduction of deferred tax asset of $15.2 million resulting from an NOL limitation attributed to the ownership change caused by the Norilsk Nickel transaction (see Note 2). This compares to an income tax provision of $8.5 million, or 21% of pre-tax earnings for the nine months ended September 30, 2002. The increase in effective rate was primarily due to a reduction in taxable income from mining that limits the company’s statutory depletion for tax purposes. The NOL limitation attributed to the ownership change is in accordance with IRC Sec. 382 as it applies to the change in control of the company that occurred in connection with the Norilsk Nickel transaction.

     Other Comprehensive Income (Loss), net of tax. For the first nine months of 2003, other comprehensive income, net of tax, included a decline in the market value of the interest rate swaps of $0.6 million offset by reclassification adjustments to interest expense of $1.8 million. For the same period of 2002, other comprehensive loss, net of tax, includes a decline in the market value of the interest rate swaps of $2.3 million and a decline in the market value of commodity instruments of $0.2 million. Other comprehensive loss also includes reclassification adjustments to earnings of $4.3 million associated with deferred gains on commodity instruments and $0.6 million associated with losses on interest rate swaps.

Liquidity and Capital Resources

     The company’s working capital at September 30, 2003 was $155.1 million compared to $46.7 million at December 31, 2002. The ratio of current assets to current liabilities was 2.5 at September 30, 2003, as compared to 1.7 at December 31, 2002. The increase was primarily due to the proceeds received from the Norilsk Nickel transaction.

     On June 23, 2003, the company and Norilsk Nickel, completed a stock purchase transaction whereby the company issued 45,463,222 shares of its common stock to Norimet, a wholly-owned subsidiary of Norilsk Nickel, representing 50.8% of the company’s outstanding shares. The company received consideration from Norimet consisting of $100.0 million in cash and 877,169 ounces of palladium valued at $148.2 million as of June 23, 2003

(see Note 5). The aggregate value of the consideration was $248.2 million.

     On September 3, 2003, Norimet completed a tender offer to acquire 4,350,000 shares of the company’s outstanding common stock. Following completion of the tender offer, Norimet owns 49,813,222 shares or 55.5% of the company’s outstanding common stock.

     Pursuant to the credit facility the company was required to use $50.0 million of the $100.0 million cash proceeds received in the Norilsk Nickel transaction to prepay its term loans. Consequently, the Term A loan facility was paid in full on June 23, 2003. In addition, in accordance with the terms of the credit agreement, the company must use 50% of the net proceeds from the sale of palladium received in the Norilsk Nickel transaction to prepay its term loans. The company has not sold any of the 877,169 ounces of palladium received in connection with the Norilsk Nickel stock purchase transaction. The company intends to sell the 877,169 ounces of palladium pursuant to new long-term supply contracts to be negotiated with end users, under commercially reasonable terms. Accordingly, $74.1 million of the long-term debt has been classified as a current liability in anticipation of selling the inventory. The Term B loan facility final maturity date is December 31, 2007.

     On September 30, 2003 the company’s available cash was $51.8 million and it had $128.8 million outstanding under its Term B loan facility and $7.5 million outstanding as letters of credit under the revolving credit facility. The company has $17.5 million available under its revolving credit facility.

     Cash and cash equivalents decreased by $14.1 million and increased by $26.3 million for the third quarter and the first nine months of 2003 respectively, compared with an increase of $0.5 million and $27.3 million, respectively, for the comparable periods of 2002.

     For the quarter ended September 30, 2003, net cash provided by operations was $0.8 million compared to $19.3 million for the comparable period of 2002. The decrease in cash provided by operations to $0.8 million was primarily a result of a decrease in net income of $6.3 million and an increase in net operating assets and liabilities of $14.0 million. A total of $14.8 million of cash was used in investing activities in the third quarter of 2003 compared to a total of $16.4 million in the same period of 2002, a decrease of $1.6 million. For the quarter ended September 30, 2003, cash used in financing activities was $0.4 million compared to $2.3 million for the comparable period of 2002. The decrease in cash used in financing activities was primarily due to a decrease in payments made on long-term debt and capital lease obligations due to the repayment of the Term A loan facility during 2003 (see Note 6).

     For the nine months ended September 30, 2003, net cash provided by operations was $36.8 million compared to $46.1 million for the same period of 2002. The decrease in cash provided by operations to $36.8 million is primarily the result of a decrease in net income of $54.9 million partially offset by a decrease in net operating assets and liabilities of $25.8 million and an increase of non-cash expenses of $19.8 million. A total of $41.0 million of cash was used in investing activities in the first nine months of 2003 compared to a net total of $38.3 million in the same period of 2002, an increase of $2.7 million. For the first nine months ended September 30, 2003, cash provided by financing activities was $30.1 million compared to $19.6 million for the comparable period of 2002. Cash provided by financing activities during the first nine months of 2003 was primarily attributed to the issuance of common stock (net of stock issuance costs) related to the Norilsk Nickel transaction, offset by the payment of $50.0 million against the Term A loan facility. For the same period of 2002, net cash flow from financing activities of $19.6 million was primarily attributed to net proceeds from a $60.0 million common stock offering, offset by repayment of $25.0 million on the revolving credit facility.

Continued Low Palladium Prices May Result in Asset Impairment Writedowns and Reduction of Ore Reserves

Asset Impairment

     The company follows Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Historically commodity prices used for purposes of determining cash flow has been the trailing 12-quarter combined average palladium and platinum (PGM) market price. If the undiscounted cash flows are less than the carrying value of the asset then a calculation of fair value is made.

     Fair value is determined using estimated discounted future cash flow analysis. An impairment loss is recorded to the extent the asset-carrying value exceeds fair value. Future cash flows include estimates of recoverable ounces, PGM prices (considering current and historical prices, long-term sales contract prices, price trends and related factors), production levels, capital and reclamation expenditures, all based on life-of-mine plans. In estimating future cash flows, assets are grouped together at each individual mine property which is the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups.

     The company has determined that the continuation of the current low price of palladium is an event which will require an impairment calculation. As of September 30, 2003, the trailing 12-quarter combined PGM average market price is $464 per ounce. The trailing 12-quarter combined PGM average market price includes the higher palladium price of $803 at the beginning of the measurement period; if PGM prices were to continue at current levels, the trailing 12-quarter combined average PGM market price will be approximately $425 at December 31, 2003, $379 at March 31, 2004, $350 at June 30, 2004, $335 at September 30, 2004, and $330 at December 31, 2004.

     It is estimated that $375 per ounce is the combined average PGM market price which, when applied to ore mined after the long-term sales contracts expire, will result in the future undiscounted cash flows then being less than the carrying value of the assets. When that occurs a determination of fair value will be made. If fair value of the assets is less than the carrying value of the assets an impairment loss will be recorded. There is insufficient information currently available to determine when, or if, an impairment loss will be required or the magnitude of any impairment loss, should one be required.

Ore Reserves

     The United States Securities and Exchange Commission has established guidelines contained in Industry Guide No. 7 to assist registered companies as they estimate ore reserves. These guidelines focus on the technical, legal and economic aspects of determining ore reserves. The economic guidelines indicate that ore may be classified as proven or probable if extraction and sale result in positive cumulative undiscounted cash flow. The selling price for purposes of this analysis is the trailing 12-quarter combined average PGM market price. The company has applied the calculated trailing 12-quarter combined average PGM market price to the ore reserves which will be mined after the existing long-term sales contracts have expired.

     If the price of palladium continues at existing levels, or reserves will likely be reduced materially in the future. As of September 30, 2003 the trailing 12-quarter combined average PGM market price is $ 464 per ounce. The trailing 12-quarter combined average PGM market price includes the higher palladium price of $803, at the beginning of the measurement period; if PGM prices were to continue at current levels, the 12-quarter combined average PGM market price will be approximately $425 at December 31, 2003 and $330 at December 31, 2004. In 2002 the company reported ore reserves based upon a combined average PGM market price of $365 per ounce.

Other

     Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions such as PGM prices, lower than expected recoverable ounces, and/or the company’s operating performance could have a material effect on the company’s determination of ore reserves, or its ability to recover the carrying amounts of its long lived assets resulting in potential impairment charges.

Potential Material Effect

     A continuation of palladium prices at current levels will lead to asset impairment writedowns and a reduction of ore reserves which would be material. The timing of any such writedown or reduction in ore reserves will need to be evaluated in light of PGM prices and other factors. The Company is reviewing several factors and tests which must be applied to calculations of this nature. While the magnitude of any reduction cannot be gauged with precision at this time and depends on a number of factors, given the significant decrease in palladium prices, the reduction is likely to materially impact the Company’s ore reserve position and book value of its long-lived assets.

     Impairment losses or reduction in ore reserves could have a material impact on future depreciation and amortization calculations. In addition recording a significant impairment loss or recording a significant reduction in ore reserves could potentially breach covenants in the company’s credit facility.

     Writedowns and adjustments of this nature result in non-cash charges to operations. The adjustments will not affect cash flow, the manner in which the company operates or its employees.

FORWARD LOOKING STATEMENTS; FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These statements are subject to uncertainties or risks that could cause actual results to differ materially from those results expressed or implied by these statements. These statements express management’s opinions, expectations, plans, projections or assumptions relating to matters including, but not limited to expansion plans, costs, grade, production and recovery rates, permitting, financing needs, the terms of future credit facilities, compliance with bank covenants, capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, environmental permitting and compliance, litigation and the palladium and platinum market. Additional information regarding factors which could cause results to differ materially can be found in the section entitled “Risk Factors” in the company’s 2002 Annual Report on Form 10-K. Management recommends that you read the Form 10-K which can be accessed on the company’s website at www.stillwatermining.com. The other information on our website is not part of this report.

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

     The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts apply to portions of the company’s production over the period through

December 2010 and provide for a floor and ceiling price structure. See Note 9 to the Consolidated Financial Statements for additional information about these sales contracts.

     The company utilizes financially settled forwards and cashless put and call option collars. Under financially settled forwards, at each settlement date, the company receives the difference between the forward price and the market price if the market price is below the forward price and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company’s financially settled forwards are settled at maturity. Under cashless put and call option collars, at each settlement, the company receives the difference between the put price and the market price if the market price is below the put price and the company pays the difference between the call price and the market price if the market price is above the call price. There were no commodity instruments outstanding during the third quarter of 2003 and for the nine-months ended September 30, 2003. Hedging gains on commodity instruments of $2.2 million and $7.0 million related to financially settled forwards were recognized as an adjustment to revenue for the three-month and nine-month periods ended September 30, 2002.

     The company has not sold any of the 877,169 ounces of palladium received in connection with the Norilsk Nickel stock purchase transaction. The company intends to sell the 877,169 ounces of palladium pursuant to new long-term supply contracts with end-users, under commercially reasonable terms. Many factors beyond the company’s control influence the market prices of palladium. These factors include global supply and demand, speculative activities, international political and economic conditions and production levels and costs in other PGM producing countries, particularly Russia and South Africa. Palladium prices are also affected by the actions of the company’s competitors, including Norilsk Nickel, which are beyond the company’s control. If any of such competitors determines to increase the quantity of palladium to be sold, palladium prices could be negatively affected.

Interest Rate Risk

     During the third quarter of 2002, the company entered into two identical interest rate swap agreements. These swaps fixed the interest rate on $100.0 million of the company’s debt. The interest rate swap agreements were effective March 4, 2002 and mature on March 4, 2004. The agreements require the company to pay interest at a fixed rate of 3.67% and receive interest at a rate based on London Interbank Offered Rate (LIBOR), which is adjusted on a quarterly basis. The adjusted quarterly rate at September 30, 2003 was 1.14%. Therefore, the company is exposed to changes in interest rates on the portion of its credit facility in excess of $100.0 million, since the credit facility carries a variable interest rate based upon LIBOR. As of September 30, 2003, the company had $128.8 million outstanding under the Term B loan facility, bearing interest at 7.25%. The final maturity of the Term B loan facility is December 31, 2007 and the final maturity of the revolving credit facility is December 30, 2005.

Item 4. Controls and Procedures

     (a)  Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     The company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company’s consolidated financial position, results of operations or liquidity.

Stockholder Litigation

     In 2002, seven lawsuits were filed against Stillwater Mining Company and certain senior officers in United States District Court, Southern District of New York, purportedly on behalf of a class of all persons who purchased or otherwise acquired common stock of the company from April 20, 2001 through and including April 1, 2002. They assert claims against the company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by the company regarding its financial performance and, in particular, its accounting for probable ore reserves. In September 2002, an amended complaint was filed which consolidated the cases and lead counsel was appointed to represent the plaintiffs. In October 2002, defendants moved to dismiss the complaint and to transfer the case to federal district court in Montana. The motion to transfer the case was granted May 9, 2003, and the case is now pending in the federal district court in Montana. The motion to dismiss has not yet been ruled upon.

     On June 24, 2002, a stockholder derivative lawsuit was filed against Stillwater Mining Company and its directors in state court in Delaware. It arises out of allegations similar to the class actions and seeks damages allegedly on behalf of the stockholders of Stillwater for breach of fiduciary duties by the directors. The parties have agreed to suspend activity in this matter pending the outcome of the motion to dismiss in the above referenced class action suit.

     The company considers the lawsuits to be without merit and intends to defend itself vigorously in both of these actions.

Item 2. Changes in Securities

     On July 22, 2003, Norimet commenced a tender offer to acquire 4,350,000 shares of common stock. The tender offer was completed on September 3, 2003. Following completion of the tender offer, Norimet owns 49,813,222 shares or 55.5% of the outstanding the company’s common stock.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

     The company held its annual meeting of stockholders on October 23, 2003. The following table sets forth the proposals presented at the annual meeting and the votes cast in connection with each proposal. Further information regarding these proposals was included in the Company’s proxy statement filed with the Securities and Exchange Commission on September 24, 2003 and the exhibits thereto (the “Proxy Statement”):

		Votes Cast

	Proposal	For	Against	Abstain	Withhold

1.	To amend the company’s Restated Certificate of Incorporation (the “charter”) to increase the company’s authorized common stock from 100,000,000 shares to 200,000,000 shares.	77,089,214	8,476,402	60,161	—
2.	To amend the charter to eliminate cumulative voting rights of stockholders.	56,179,373	14,130,360	68,182	—
3.	To amend the charter to eliminate the rights of stockholders to take action by written consent.	55,866,963	14,446,325	64,627	—
4.	To amend the charter to provide that the number of directors shall be set forth in accordance with the company’s by-laws, provided that the number shall be no less than seven and no more than ten.	66,767,564	1,982,028	1,628,323	—
5.	To approve a restatement of the current charter to include the amendments set forth in Proposals 1 through 4 in the event they are approved by the stockholders and to make other amendments set forth in the Proxy Statement.	55,013,336	12,112,202	3,252,377	—
6.	To amend the company’s by-laws to provide that: (i) the nomination of directors, (ii) the filling of vacancies in the Board, (iii) notice of Board meetings, (iv) the Board quorum requirements, (v) the election of officers and (vi) the appointment of Board committees shall be subject to the provisions of the Stockholders Agreement by and among the Company, Norimet and Norilsk Nickel, dated as of June 23, 2003.	62,879,470	5,834,388	1,663,057	—
7.	To amend and restate the company’s by-laws to include the amendments set forth in Proposal 6 in the event they are approved by the stockholders and to make other amendments set forth in the Proxy Statement.	59,227,797	9,447,348	1,695,362	—
8.	To elect nine directors to the company’s Board of Directors.
	Craig L. Fuller	82,706,041	—	—	2,919,736
	Patrick M. James	82,724,529	—	—	2,901,248
	Steven S. Lucas	82,734,758	—	—	2,891,019
	Joseph P. Mazurek	82,760,683	—	—	2,865,094
	Francis R. McAllister	82,682,255	—	—	2,943,522
	Sheryl K. Pressler	82,707,541	—	—	2,918,236
	Donald W. Riegle	82,725,069	—	—	2,900,708
	Todd d. Schafer	82,740,360	—	—	2,885,417
	Jack E. Thompson	82,769,300	—	—	2,856,477
9.	To amend and restate the company’s General Employee Stock Plan to increase the number of shares of Common Stock authorized for issuance from 1,100,000 shares to 1,400,000 shares and change the governing law from Colorado to Delaware.	55,925,956	12,838,299	1,613,660	—
10.	To ratify the appointment of KPMG LLP as the company’s independent accountants.	85,250,617	284,749	90,411	—

     All proposals were approved at the meeting. The following persons were re-elected to the company’s board of directors: Craig L. Fuller, Patrick M. James, Steven S. Lucas, Joseph P. Mazurek, Francis R. McAllister, Sheryl K. Pressler, Donald W. Riegle, Todd D. Schafer and Jack E. Thompson. The company’s Restated Certificate of Incorporation, Amended and Restated By-Laws and Amended and Restated General Employee Stock Plan are attached hereto as Exhibits.

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits:

EXHIBITS

Number	Description

3.1	Restated Certificate of Incorporation, dated October 23, 2003

3.2	Amended and Restated By-Laws, dated October 23, 2003

10.1	Amended and Restated General Employee Stock Plan, dated October 23, 2003

10.2	Employment agreement between Stephen A. Lang and the company dated September 2, 2003.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated October 27, 2003

31.2	Rule 13a-14(a)/15d-14(a) Certification – Controller and Principal Accounting Officer, dated October 27, 2003

32.1	Section 1350 Certification, dated October 27, 2003

32.2	Section 1350 Certification, dated October 27, 2003

(b) Reports on Form 8-K:

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY
(Registrant)

Date: October 27, 2003	By:	/s/ FRANCIS R. McALLISTER

Francis R. McAllister
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2003	By:	/s/ THOMAS T. ANGELOS

Thomas T. Angelos
Controller
(Principal Accounting Officer)

EXHIBITS

Number	Description

3.1	Restated Certificate of Incorporation, dated October 23, 2003

3.2	Amended and Restated By-Laws, dated October 23, 2003

10.1	Amended and Restated General Employee Stock Plan, dated October 23, 2003

10.2	Employment agreement between Stephen A. Lang and the company dated September 2, 2003.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated October 27, 2003

31.2	Rule 13a-14(a)/15d-14(a) Certification – Controller and Principal Accounting Officer, dated October 27, 2003

32.1	Section 1350 Certification, dated October 27, 2003

32.2	Section 1350 Certification, dated October 27, 2003