Form 10-Q/A
period 2003-09-30
STILLWATER MINING CO /DE/
filed 2004-02-18
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-25090

STILLWATER MINING COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-0480654 (I.R.S. Employer Identification No.)

536 East Pike Avenue Columbus, Montana (Address of principal executive offices)	59019 (Zip Code)

(406) 322-8700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):  YES ☑ NO ☐

At February 09, 2004 the company had outstanding 89,888,411 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY

FORM 10-Q/A

QUARTER ENDED SEPTEMBER 30, 2003

Rule 13a-14(a)/15d-14(a) Certification-CEO
Rule 13a-14(a)/15d-14(a) Certification-Controller
Section 1350 Certification, dated 2/17/04
Section 1350 Certification, dated 2/17/04

EXPLANATORY NOTE

     This Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2003 amends and supplements the Quarterly Report on Form 10-Q filed by the registrant with the Securities and Exchange Commission on October 27, 2003 (the “Original Form 10-Q”). We are filing the Form 10-Q/A because we have revised the year-to-date basic and diluted earnings per share, as well as the pro-forma earnings per share in Note 8 of the Consolidated Financial Statements. It should be noted that this revision relates to an incorrect calculation of weighted average shares outstanding for the year-to-date- earning per share calculation. This revision does not affect any actual reported balances, results of operations, other than as noted above, or cash flows included in the consolidated financial statements. There were no necessary changes to the quarterly information presented. We have amended and restated only such portions of the Original Form 10-Q which are affected by the aforementioned changes. The filing of this Form 10-Q/A shall not be deemed an admission that the Original Form 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

     Other than the item mentioned above, this Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update disclosures on the Original Form 10-Q (including disclosures relating to risks, uncertainties and other factors that may affect our future performance and disclosures relating to known trends and uncertainties affecting our business) in any way. For a description of our business and the risk factors that may affect our business, results of operations and financial condition, including the effects of current business and economic conditions in our industries and in our target markets, we urge you to carefully review and consider the various disclosures we have made in our recent reports filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The Consolidated Statements of Operations and Comprehensive Income of Stillwater Mining Company set forth in Item 1 of the Original Form 10-Q is hereby amended and restated in its entirety as follows:

Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Revenues	$58,221	$65,970	$179,751	$216,954
Costs and expenses
Cost of metals sold	40,726	42,364	133,409	130,028
Depreciation and amortization	10,126	10,078	30,569	29,654

Total cost of sales	50,852	52,442	163,978	159,682
General and administrative expenses	3,331	3,853	10,198	10,578
Norilsk Nickel transaction related expenses	—	—	3,043	—
Restructuring costs (reversal)	—	—	—	(5,938)

Total costs and expenses	54,183	56,295	177,219	164,322
Operating income	4,038	9,675	2,532	52,632
Other income (expense)
Interest income	136	263	315	744
Interest expense	(4,021)	(4,050)	(13,616)	(12,578)

Income (loss) before income taxes and cumulative effect of accounting change	153	5,888	(10,769)	40,798
Income tax benefit (provision)	(590)	(1,229)	3,702	(8,514)
Reduction of deferred tax asset for net operating loss carryforwards resulting from ownership change	(1,191)	—	(15,170)	—

Total income tax provision	(1,781)	(1,229)	(11,468)	(8,514)

Income (loss) before cumulative effect of accounting change	(1,628)	4,659	(22,237)	32,284
Cumulative effect of change in accounting for asset retirement obligations, net of $264 income tax benefit	—	—	(408)	—

Net income (loss)	(1,628)	4,659	(22,645)	32,284

Other comprehensive income (loss), net of tax	390	(2,215)	742	(6,092)

Comprehensive income (loss)	$(1,238)	$2,444	$(21,903)	$26,192

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$(0.02)	0.11	$(0.36)	$0.76
Cumulative effect of accounting change	—	—	(0.01)	—

Net income (loss)	$(0.02)	$0.11	$(0.37)	$0.76

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$(0.02)	$0.11	$(0.36)	$0.75
Cumulative effect of accounting change	—	—	(0.01)	—

Net income (loss)	$(0.02)	$0.11	$(0.37)	$0.75

Weighted average common shares outstanding
Basic	89,662	43,306	60,399	42,712
Diluted	89,662	43,365	60,399	42,851

See notes to consolidated financial statements in the Original Form 10-Q, which are incorporated herein by reference, as amended herein.

Note 8 to the financial statements set forth in Item 1 of the Original Form 10-Q is hereby amended and restated in its entirety as follows:

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

	Three months ended		Nine months ended
(in thousands)	September 30,		September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(1,628)	$4,659	$(22,645)	$32,284
Add: Stock based compensation expense recognized	—	118	670	543
Deduct: Stock based compensation expense determined under fair value based method for stock options, net of tax	(176)	(850)	(1,681)	(2,739)

Pro forma net income (loss)	$(1,804)	$3,927	$(23,656)	$30,088

Earnings (Loss) Per Share:
Basic — as reported	$(0.02)	$0.11	$(0.37)	$0.76

Basic — pro forma	$(0.02)	$0.09	$(0.39)	$0.70

Diluted — as reported	$(0.02)	$0.11	$(0.37)	$0.75

Diluted — pro forma	$(0.02)	$0.09	$(0.39)	$0.70

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, dated February 17, 2004

31.2	Rule 13a-14(a)/15d-14(a) Certification — Controller and Principal Accounting Officer, dated February 17, 2004

32.1	Section 1350 Certification, dated February 17, 2004

32.2	Section 1350 Certification, dated February 17, 2004

     (b) Reports on Form 8-K:

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY (Registrant)
Date: February 17, 2004	By:	/s/ FRANCIS R. McALLISTER
Francis R. McAllister
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 17, 2004
	By:	/s/ THOMAS T. ANGELOS
Thomas T. Angelos
Controller (Principal Accounting Officer)

EXHIBITS

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, dated February 17, 2004

31.2	Rule 13a-14(a)/15d-14(a) Certification — Controller and Principal Accounting Officer, dated February 17, 2004

32.1	Section 1350 Certification, dated February 17, 2004

32.2	Section 1350 Certification, dated February 17, 2004