Form 10-K
period 2003-12-31
STILLWATER MINING CO /DE/
filed 2004-03-15
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

Commission File Number 0-25090

STILLWATER MINING COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	81-0480654 (I.R.S. Employer Identification No.)

536 EAST PIKE AVENUE, COLUMBUS, MONTANA 59019
(Address of principal executive offices and zip code)

(406) 322-8700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, $0.01 par value Preferred Stock Purchase Rights	The New York Stock Exchange The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES  ☐NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☒ YES  ☐NO

As of March 9, 2004, assuming a price of $12.92 per share, the closing sale price on the New York Stock Exchange, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates was approximately $518,138,861.

As of March 9, 2004, the company had outstanding 89,916,849 shares of common stock, par value $0.01 per share.

GLOSSARY

GLOSSARY OF SELECTED MINING TERMS

     The following is a glossary of selected mining terms used in the Form 10-K that may be technical in nature:

Adit	A horizontal tunnel or drive, open to the surface at one end, which is used as an entrance to a mine.

Anorthosite	Igneous rock composed almost wholly of the mineral plagioclase feldspar.

Assay	The analysis of the proportions of metals in ore, or the testing of an ore or mineral for composition, purity, weight, or other properties of commercial interest.

Autocatalysts	The catalytic converter used in an automobile’s exhaust and pollution control system.

Close-spaced drilling	The drilling of holes designed to extract representative samples of rock in a target area.

Concentrate	A mineral processing product that generally describes the material that is produced after crushing and grinding ore and then effecting significant separation of gangue (waste) minerals from the metal and/or metal minerals, discarding the waste and minor amounts of metal and/or metal minerals leaving a “concentrate” of metal and/or metal minerals with a consequent order of magnitude higher content of metal and/or metal minerals than the beginning ore material.

Crystallize	Process by which matter becomes crystalline (solid) from a gaseous, fluid or dispersed state. The separation, usually from a liquid phase on cooling, of a solid crystalline phase.

Cut-off grade	The lowest grade of mineralized material that qualifies as ore in a given deposit. The grade above which minerals are considered economically mineable considering the following parameters: estimates over the relevant period of mining costs, ore treatment costs, general and administrative costs, smelting and refining costs, royalty expenses, by-product credits, process and refining recovery rates and PGM prices.

Decline	A gently inclined underground excavation constructed for purposes of moving mobile equipment, materials, supplies or personnel from surface openings to deeper mine workings or as an alternative to hoisting in a shaft for mobilization of equipment and materials between mine levels.

Dilution	An estimate of the amount of waste or low-grade mineralized rock which will be mined with the ore as part of normal mining practices in extracting an orebody.

Drift	A major horizontal access tunnel used for the transportation of ore or waste.

Ductility	Property of solid material that undergoes more or less plastic deformation before it ruptures. The ability of a material to deform plastically without fracturing.

Fault	A fracture or a zone of fractures along which there has been displacement of the sides relative to one another parallel to the fracture.

Filter cake	The PGM-bearing product that is shipped from the refinery for the next step in the refining process.

Footwall	The underlying side of a fault, orebody, or mine working; especially the wall rock beneath an inclined vein, fault, or reef.

Gabbro	A group of dark-colored igneous rocks composed primarily of the minerals plagioclase feldspar and clinopyroxene, with minor orthopyroxene.

Grade	The average assay of a ton of ore, reflecting metal content. With precious metals, grade is expressed as troy ounces per ton of rock.

Lenticular-shaped	Resembling in shape the cross section of a double-convex lens.

Lode claims	Claiming the mineral rights along a lode (vein) structure of mineralized material on Federal land; typically lode claims are 1,500 feet in length along the trend of the mineralized material, the claim width typically being 600 feet wide.

Mafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in addition to lighter-colored feldspars.

Matrix	The finer-grained material between the larger particles of a rock or the material surrounding mineral particles.

Mill	A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to effect recovery of the pure metal. Term used interchangeably with concentrator.

Millsite claims	Claiming of Federal land for millsite purposes or other operations connected with mining lode claims. Used for nonmineralized land not necessarily contiguous with the vein or lode.

Mineral benefication	A treatment process separating the valuable minerals from the host material.

Mineralization	The concentration of metals and their compounds in rocks, and the processes involved therein.

Mineralized material	A mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals. Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

Net smelter royalty	A share of revenue paid by the company to the owner of a royalty interest. At Stillwater, the royalty is calculated as a percentage of the revenue received by the company after deducting treatment, refining and transportation charges paid to third parties, and certain other costs incurred by Stillwater in connection with processing the concentrate at the Columbus smelter.

Norite	Coarse-grained igneous rock composed of the minerals plagioclase feldspar and orthopyroxene.

Ore	That part of a mineral deposit which could be economically and legally extracted or produced at the time of reserve determination.

Outcrop	The part of a rock formation that appears at the earth’s surfaces, often protruding above the surrounding ground.

PGM	The platinum group metals collectively and in any combination of platinum, palladium, rhodium, ruthenium, osmium, and iridium. Reference to PGM grades for the company’s operations mean measured quantities of palladium and platinum only.

PGM rich matte	Matte is an intermediate product of smelting; an impure metallic sulfide mixture made by melting sulfide ore concentrates. PGM rich matte is a matte with an elevated level of platinum group metals.

Probable (indicated) reserves	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurements are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Proven (measured) reserves	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

Recovery	The percentage of contained metal extracted from ore in the course of processing such ore.

Reef	A layer precipitated within the Stillwater Layered Igneous Complex enriched in platinum group metal-bearing minerals, chalcopyrite, pyrrhotite, pentlandite, and other sulfide materials. The J-M Reef, which the company mines, occurs at a regular stratigraphic position within the Stillwater Complex. Note: this use of “reef” is uncommon and originated in South Africa where it is used to describe the PGM-bearing Merensky, UG2, and other similar layers in the Bushveld Complex.

Refining	The final stage of metal production in which residual impurities are removed from the metal.

Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Secondary Materials	Spent PGM bearing materials collect for reprocessing from auto, petroleum, chemical and medicine, food and other catalysts. Additionally PGM’s are sourced from scrap electronic, old jewelry, old thermo couplers and materials used in glass manufacturing process.

Shaft	A vertical or steeply inclined excavation for the purposes of opening and servicing an underground mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

Silica oxide rich slag	Slag is a nonmetallic product resulting from the mutual dissolution of flux and nonmetallic impurities during smelting. A silica rich slag is a smelting slag that contains a relatively high level of silica.

Sill	(1) With respect to a mine opening, the base or floor of the excavated area (stope); (2) With respect to intrusive rock, a tabular intrusive unit that is conformable with surrounding rock layers.

Smelting	Heating ore or concentrate material with suitable flux materials at high temperatures creating a fusion of these materials to produce a melt consisting of two layers with a slag of the flux and gangue (waste) minerals on top and molten impure metals below. This generally produces an unfinished product (matte) requiring refining.

Stope	An underground excavation from which ore is being extracted.

Strike	The course or bearing of a vein or a layer of rock.

Tailings	That portion of the ore that remains after the valuable minerals have been extracted.

Troy ounce	A unit measure used in the precious metals industry. A Troy ounce is equal to 31.10 grams. The amounts of palladium and platinum produced and/or sold by the company are reported in troy ounces. There are 12 troy ounces to a pound.

Ultramafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in the absence of significant lighter-colored feldspars.

Vein	A mineralized zone having regular development in length, width and depth that clearly separates it from neighboring rock.

Wall rock	The rock adjacent to, enclosing, or including a vein, layer, or dissemination of ore minerals.

PART I

ITEMS 1 AND 2
BUSINESS AND PROPERTIES

INTRODUCTION AND 2003 HIGHLIGHTS

     Stillwater Mining Company is engaged in the development, extraction, processing and refining of palladium, platinum and associated metals (platinum group metals or PGMs) from a geological formation in southern Montana known as the J-M Reef. The J-M Reef is the only known significant source of platinum group metals inside the United States and one of the significant resources outside South Africa and Russia. Associated by-product metals of PGMs include minor amounts of rhodium, gold, silver, nickel and copper. The J-M Reef is a narrow but extensive mineralized zone containing PGMs, which has been traced over a strike length of approximately 28 miles. The company conducts its current mining operations at the Stillwater Mine near Nye, Montana and at the East Boulder Mine near Big Timber, Montana. Both mines are located on the J-M Reef. In addition, the company operates a smelter and refinery at Columbus, Montana.

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

     At December 31, 2003, the company had proven and probable ore reserves of approximately 40.4 million tons with an average grade of 0.58 ounce of PGMs per ton containing approximately 23.6 million ounces of palladium and platinum at a ratio of approximately 3.6 parts palladium to one part platinum. See “Business and Properties — Ore Reserves”.

2003 Highlights:

•	Revenues were $240.2 million in 2003, compared with $275.6 million in 2002. The company reported a net loss of $323.3 million, or $4.77 per share in 2003 compared to net income of $31.7 million, or $0.74 per share in 2002. The 2003 net loss includes a $390.3 million asset impairment charge and a charge of $70.3 million to record a valuation allowance for the amount of the net deferred tax assets the company believes will not be utilized. The charges are non-cash and not expected to impact operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.”

•	In 2003, the company produced a total of 584,000 ounces of palladium and platinum compared to 617,000 ounces in 2002. Total consolidated cash costs per ounce were $283 in 2003, compared with $287 in 2002. The lower consolidated cash costs per ounce were due to a decrease in operating costs primarily related to lower mining costs at the East Boulder Mine.

•	On June 23, 2003, the company and MMC Norilsk Nickel (Norilsk Nickel), a Russian mining company, completed a stock purchase transaction whereby the company issued 45,463,222 shares of its common stock to Norimet Limited (Norimet), a wholly-owned subsidiary of Norilsk Nickel, representing 50.8% of the company’s then outstanding shares. The company received consideration from Norimet consisting of $100.0 million in cash and 877,169 ounces of palladium valued at $148.2 million as of June 23, 2003 (see Note 12). The aggregate value of the consideration was $248.2 million as of June 23, 2003. The company was required to use 50% of the cash consideration received from Norilsk Nickel to pay down its bank loans. As contemplated by the stock purchase transaction on September 3, 2003, Norimet completed a cash tender offer at $7.50 per share to acquire 4,350,000 shares of the company’s outstanding common stock. Following completion of the tender offer, Norimet owned 49,813,222 shares or 55.5% of the then outstanding common stock. As of March 9, 2004 Norimet owned 49,813,222 shares or 55.4% of the company’s outstanding common stock.

     For a discussion of certain risks associated with the company’s business, please read “Business and Properties—Current Operations”, and “—Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

     The company was incorporated in 1992 and on October 1, 1993, Chevron and Manville transferred substantially all assets, liabilities and operations at the Stillwater property to the company, with Chevron and Manville each receiving a 50% ownership interest in the company’s stock. In September 1994, the company redeemed Chevron’s entire 50% ownership. The company completed an initial public offering in December 1994, and Manville sold a portion of its shares through the offering reducing its ownership percentage to approximately 27%. In August 1995, Manville sold its remaining ownership interest in the company to institutional investors. The company’s common stock is publicly traded on the New York Stock Exchange (NYSE) under the symbol “SWC”.

     On June 23, 2003 the company completed a stock purchase transaction with Norilsk Nickel, whereby Norilsk Nickel became a majority stockholder of the company. On such date, the parties entered into a Stockholders Agreement. Under the Stockholders Agreement, among other things:

•	The company’s board of directors will be composed of a majority of directors who meet certain independent requirements, including the requirements of the NYSE.

•	Norilsk Nickel will be able to elect a number of directors based on its proportionate ownership of the company’s voting shares. No director designated by Norilsk Nickel may be an officer, employee or director of Norilsk Nickel or any of its affiliates and some of these directors must meet certain independence requirements.

•	At all times there will be a number of directors on the board who are elected and replaced in a manner designed to protect their independence from Norilsk Nickel (the “Public Directors”).

•	Without the prior approval of a majority of the Public Directors, the company may not enter into any agreement or transaction with Norilsk Nickel or any of its affiliates or which otherwise benefits Norilsk Nickel or its affiliates in an advantageous manner over the interests of other stockholders.

•	Norilsk Nickel and its affiliates may not acquire additional shares of the company, subject to certain exceptions. Norilsk Nickel and its affiliates may make an offer to acquire all or part of the company’s shares with the prior written consent of a majority of the Public Directors after the Public Directors have received an opinion from an independent financial advisor regarding the fairness of the purchase to the company’s other stockholders.

•	Other than transfers to an affiliate under certain conditions, Norilsk Nickel is restricted from transferring its shares without the prior written consent of a majority of the Public Directors if the transfer will result in any person beneficially owning 5% or more of the company’s voting shares. After the third anniversary of the Stockholders Agreement, these transfers will be permitted if certain conditions are met.

GEOLOGY OF THE J-M REEF

     The Stillwater Complex, which hosts the J-M Reef ore deposit, is located in the Beartooth Mountains in south central Montana. It is situated along the northern edge of the Beartooth Uplift and Plateau, which rise to elevations in excess of 10,000 feet above sea level. The plateau and Stillwater Complex have been deeply incised by the major drainages and tributaries of the Stillwater and Boulder Rivers down to elevations at the valley floor of approximately 5,000 feet.

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

     The J-M Reef package has been traced, at its predictable geologic position and with unusual gross uniformity over considerable distances within the Stillwater Complex. The surface outcrops of the reef have been examined, mapped and sampled for approximately 28 miles along its east-southeasterly course and over a known expression of over 8,200 feet vertically. That predictability of the J-M Reef has been further confirmed in subsurface mine workings of the Stillwater and East Boulder Mines and by over 21,000 drill hole penetrations.

     The PGMs in the J-M Reef consist primarily of palladium, platinum and a minor amount of rhodium. The reef also contains significant amounts of iron, copper and nickel, and trace amounts of gold and silver. Five-year production figures from the company’s mining operations on the J-M Reef are summarized in Part II, Item 6, “Selected Financial and Operating Data”.

ORE RESERVES

     As of December 31, 2003, the company’s total proven and probable palladium and platinum ore reserves are 40.4 million tons at an average grade of 0.58 ounce per ton, containing 23.6 million ounces of palladium and platinum, a decrease of 7% in contained ounces from December 31, 2002.

Methodology

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

SEC Guidelines

     The United States Securities and Exchange Commission (SEC) has established guidelines contained in Industry Guide No. 7 to assist registered companies as they estimate ore reserves. These guidelines set forth technical, legal and economic criteria for determining whether the company’s ore reserves can be classified as proven and probable.

     The SEC’s economic guidelines have not historically constrained the Company’s ore reserves, and did not constrain the ore reserves at December 2003. Under these guidelines, ore may be classified as proven or probable if extraction and sale result in positive cumulative undiscounted cash flow. Pursuant to Industry Guide No. 7, industry practice and guidance provided by the SEC on the selling price for purposes of this analysis is based on either the historical trailing 12-quarter average combined PGM market price or the current PGM market price. In testing ore reserves at December 31, 2003, the company applied the trailing 12-quarter combined average PGM market price of $428 per ounce, based upon a palladium price of $379 per ounce and platinum price of $586 per ounce.

Results

     The December 31, 2003, ore reserves were reviewed by Behre Dolbear & Company, Inc. (“Behre Dolbear”), independent consultants, who are experts in mining, geology and ore reserve determination. The company has utilized Behre Dolbear to carry out independent reviews and inventories of the company’s ore reserves since 1990. Behre Dolbear has consented to be a named expert herein. See “Business and Properties — Risk Factors — Ore reserves are very difficult to estimate and ore reserve estimates may require adjustment in the future; changes in ore grades could materially impact the company’s production and reported results.”

Proven and Probable Ore Reserves

	DECEMBER 31, 2003			DECEMBER 31, 2002
		AVERAGE	CONTAINED		AVERAGE	CONTAINED
	TONS	GRADE	OUNCES	TONS	GRADE	OUNCES
	(000’s)	(OUNCE/TON)	(000’s)	(000’s)	(OUNCE/TON)	(000’s)
Stillwater Mine (2), (3)
Proven Reserves	2,052	0.68	1,387	2,490	0.71	1,777
Probable Reserves	15,428	0.65	10,073	17,443	0.68	11,803

Total Proven and Probable Reserves (1)	17,480	0.66	11,460	19,933	0.68	13,580

East Boulder Mine (2), (3)
Proven Reserves	660	0.43	285	648	0.48	308
Probable Reserves	22,248	0.53	11,854	21,359	0.53	11,386

Total Proven and Probable Reserves (1)	22,908	0.53	12,139	22,007	0.53	11,694

Total Company Reserves (2), (3)
Proven Reserves	2,712	0.62	1,672	3,138	0.66	2,085
Probable Reserves	37,676	0.58	21,927	38,802	0.60	23,189

Total Reserves (1)	40,388	0.58	23,599	41,940	0.60	25,274

The company’s proven ore reserves are generally expected to be extracted utilizing the existing mine infrastructure. Additional capital expenditures will be required to extract the company’s probable ore reserves.

(1)	Reserves are defined as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven reserves are defined as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are defined as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation. The proven and probable reserves reflect variations in the PGM content and structural impacts on the J-M Reef. These variations are the result of localized depositional and structural influences on the distributions of economic PGM mineralization. Areas within the reserve boundaries of the two mines include areas where as little as 7% and up to 100% of the J-M Reef is economically mineable. There are significant portions of the reef that are known to be barren. The reserve estimate gives effect to these assumptions. See “Business and Properties — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results and Financial Condition.”

(2)	Expressed as palladium plus platinum in-situ ounces per ton at a ratio of 3.6 to 1. Stillwater Mine is at a 3.4 to 1 ratio and the East Boulder Mine is 3.7 to 1.

(3)	The proven and probable reserves represent in-situ contained ounces as determined by geostatistical estimation methodologies. Several mining and processing losses must be deducted to arrive at the estimated recoverable ounces.

Discussion

The company’s proven and probable ore reserve above shows a 7% decrease in contained ounces from December 31, 2002. The decrease is due to several factors:

•	A net increase of 4% in contained ounces of ore reserves at the East Boulder Mine due to favorable definition drilling and development activities during 2003, offset by,

•	A 16% decrease in contained ounces of ore reserves at the Stillwater Mine related to:

•	Adjustments in probable estimation factors, mine planning and economic factors resulting in reductions or reclassification of peripheral areas to mineralized material coupled with a net reduction in mined production versus ore reserve additions from drilling and development activities during 2004.

•	Modifications to the method used in estimating mineable ore tons and grade. In 2003, the company began using a full three-dimensional model to define the orebody. The company believes this is a more accurate method of extrapolating drill hole and geologic information.

•	Additional minor reductions due to changes in reserve estimation techniques.

     The economic analysis with respect to 2003 included testing the potential ore reserves at various commodity prices. The results of this analysis identified the following relationships between prices and reserves as of December 31, 2003. Such relationship may vary with future ore reserves determinations.

     The analysis shows that at a combined average price for palladium and platinum above approximately $340 per ounce reserves are bounded by geologic certainty and do not continue increasing. The company has not tested the reserves beyond the level shown because of the expense of access and drilling to establish reserves and because of the extensive life of a 23.6 million ounce reserve. At a combined long-term average price for palladium and platinum below approximately $340 per ounce, reserves are constrained by economics and are estimated to decrease as shown.

IMPAIRMENT CHARGE

     The company follows Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (considering current and historical prices, long-term sales contract prices, price trends and related factors), production levels, capital and reclamation expenditures, all based on life-of-mine plans and projections.

     The company disclosed in its quarterly report on Form 10-Q for the quarter ended September 30, 2003 that a continuation of palladium prices, at then low levels, would lead to asset impairment writedowns and a reduction of ore reserves which could be material. The company disclosed that the timing of such writedown or reduction in ore reserves would be evaluated in light of palladium prices and other matters.

     Ore reserves are determined on an annual basis, and concurrently, mine plans and operating budgets are updated. The East Boulder Mine ore reserve at year-end 2003 increased 4% in contained ounces from that reported at year-end 2002. However, the Stillwater Mine ore reserve at year-end 2003 decreased 16% in contained ounces from that reported at year-end 2002. Overall the company’s estimated contained ounces declined by 7%. The company’s ore reserve determination for 2003, calculated at December 31, 2003, was ultimately bounded by geologic certainty and largely unaffected by price. Instead, the 2003 changes were adjustments for material mined, additions for extension of mine workings and drilling during 2003 and changes in mine plans.

     The year-end 2003 change in ore reserves at the Stillwater Mine prompted an impairment review of the carrying values of the company’s mine properties. The review determined that company investments in property, plant and equipment at the Stillwater Mine and East Boulder Mine were impaired. Consequently, the company performed a fair market value assessment of the assets and recorded an asset impairment charge of $390.3 million reducing the carrying value of the properties to their fair market value, as required. The impairment charge consists of $176.7 million at the Stillwater Mine, $178.0 million at the East Boulder Mine and $35.6 million at the processing and other facilities, reducing the carrying value of Stillwater Mine to $228.6 million, East Boulder Mine to $150.0 million and the processing and other facilities to $40.9 million. The company engaged an independent appraiser, Behre Dolbear, who utilized traditional mine valuation techniques including discounted cash flow analysis for purposes of determining fair market value.

     The resulting net carrying value of the company’s mining assets as of December 31, 2003 and 2002 is as follows:

	2003			2002
	Before
	Impairment	Impairment
(in thousands)	Charge	Charge	Net Book Value	Net Book Value
Stillwater Mine	$405,331	$176,739	$228,592	$385,317
East Boulder Mine	328,053	178,036	150,017	328,974
Processing Assets	71,343	34,761	36,582	76,049
Other Assets	5,096	759	4,337	3,679

	$809,823	$390,295	$419,528	$794,019

     The reduction in carrying value of these mining assets is not expected to impact the company’s employees, mine operations, smelting and refinery operations, delivery of PGMs to customers or compliance with the covenants of the company’s bank credit facility.

     Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions such as PGM prices, lower than expected recoverable ounces, and/or the company’s operating performance could have a material effect on the company’s determination of ore reserves, or its ability to recover the carrying amounts of its long lived assets resulting in potential additional impairment charges.

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

     The Stillwater Mine currently uses its 28 footwall laterals and 6 primary ramps and vertical excavations to provide personnel and equipment access, supply haulage and drainage, intake and exhaust ventilation systems, muck haulage, backfill plant access, powder storage and/or emergency egress. The footwall lateral and primary ramp systems will continue to provide support of production and ongoing development activities. In addition, certain mine levels are required as an integral component of the ventilation system and serve as required intake and or exhaust levels, or as parallel splits to maintain electrical ventilation horsepower balance and to meet Mine Safety and Health Administration (“MSHA”) requirements. In addition, MSHA regulations contain requirements for alternate (secondary) escapeways from mine workings. These levels, in addition to comprising critical functional components of the ventilation and escapeway system, serve as permanent mine service and utility infrastructure for road and rail transportation, dewatering and backfill pumping facilities designed and intended to be used for the life of the mine.

     Prior to 1994, almost all of the company’s mining activities utilized “cut-and-fill” stoping methods. This method extracts the orebody in ten-foot high horizontal cuts. The open space created by the extraction of each cut is filled with waste rock and coarse concentrator tailings and becomes the floor for the next level of mining as the process moves upward. Commencing in 1994, the company introduced two mechanized mining methods: “ramp-and-fill” and “sub-level stoping”. Ramp-and-fill is a mining method in which a succession of horizontal cuts are extracted from the orebody using mobile equipment. Access to the orebody is from ramps driven in or adjacent to the orebody allowing the use of hydraulic drills and load-haul-dump equipment. Sub-level stoping is a mining method in which blocks of the reef approximately 50 feet high and up to 75 feet in length are extracted in 30-foot intervals utilizing mobile electric hydraulic long-hole drills and remote control rubber tired load-haul-dump equipment. The reef is mined in a retreat sequence and mined out areas are filled with development waste. Mechanized mining accounted for approximately 93% of total tons mined in 2003. The company determines the appropriate mining method to be used on a stope-by-stope basis.

     The company processes ore from the Stillwater Mine through a concentrator plant adjacent to the Stillwater Mine shaft. The mill has an approximate capacity of 3,000 tons per day. Ore is fed into the concentrator, mixed with water and ground to a slurry in the concentrator’s mill circuit to liberate the PGM-bearing sulfide minerals from the rock matrix. Various reagents are added to the slurry to separate the valuable sulfides from the waste rock in a flotation circuit. In this circuit, the sulfide minerals are floated, recycled, reground and refloated to produce a concentrate suitable for further processing. The flotation concentrate, which represents approximately 1.5% of the original ore weight, is filtered and transported in bins approximately 46 miles to the company’s metallurgical complex in Columbus, Montana. Approximately 55% of the tailings material from this process is returned to the mine and used for backfill to provide a foundation upon which additional mining activities can occur. The balance is placed in tailings containment areas. No additional steps are necessary to treat any tailings placed back into the mine. Tailings placed into the impoundment areas require no additional treatment and are disposed of pursuant to the company’s operating permits. Mill recovery of PGM’s was 91%, 90% and 90% in 2003, 2002 and 2001, respectively.

     In 1998, the company received an amendment to its existing operating permit which provided for the construction of a lined tailings impoundment that would serve the Stillwater Mine for approximately the next 30 years. Construction commenced on the tailings impoundment in 1999 and was completed and placed into operation in late 2000. See “Business and Properties — Current Operations — Regulatory and Environmental Matters — Permitting and Reclamation”.

     During 2003, the Stillwater Mine produced approximately 428,000 ounces of palladium and platinum, compared to approximately 492,000 ounces in 2002 and approximately 504,000 ounces in 2001. See “Selected Financial and Operating Data.” The Stillwater Mine’s total cash costs were $262 per ounce in 2003 compared to $263 per ounce and $264 per ounce in 2002 and 2001, respectively.

EAST BOULDER MINE

     The East Boulder Mine is located in Sweet Grass County, Montana and provides access to the western portion of the J-M Reef.

The mine is fully permitted independent of the Stillwater Mine and serves as a second access to the J-M Reef. Surface facilities for the East Boulder Mine are situated on unpatented mill site claims maintained on federal lands administered under the Gallatin National Forest. All facilities are wholly owned and operated by the company. Proven and probable ore reserves for the mine are controlled by patented mining claims owned by the company. The mine is located approximately 32 miles southeast of Big Timber, Montana, and is accessed by a public road. All surface facilities including the tailings management complex are located within a 977-acre operating permit area. Development of the mine commenced in 1998 and consists of underground mine development and surface support facilities, including a concentrator, shop and warehouse, changing facilities, storage facilities, office and tailings management facility. The mine commenced commercial production effective January 1, 2002.

     The J-M reef is accessed by two 18,500-foot, 15-foot diameter tunnels. The access tunnels intersect the orebody at an elevation 6,450 feet above sea level. The orebody is currently developed by three levels of footwall lateral drives parallel to the orebody totaling approximately 16,700 feet, and by two primary ramps totaling approximately 6,400 feet. The orebody is accessed vertically by ramp systems driven approximately every 1,200 feet along the length of the deposit. The predominant mining methods are sub-level stoping and ramp-and-fill mining methods. During the first half of 2002, a sand fill plant was constructed and commissioned underground to facilitate the application of the cut-and-fill mining method to portions of the orebody.

     The ore is transported by rail haulage to the surface and processed through a concentrator plant, which has a capacity of 2,000 tons per day, in which the ore is mixed with water and ground to a slurry in the concentrator’s mill circuit to liberate the PGM bearing sulfides from the rock matrix. Similar with the process at the Stillwater Mine, reagents are then added to the slurry to separate the valuable sulfide from the waste rock in a flotation circuit. The sulfide minerals are floated, recycled, reground and refloated to produce a concentrate. The flotation concentrate, which represents 1.9% of the original ore weight, is filtered and transported in bins approximately 90 miles to the company’s metallurgical complex in Columbus, Montana. Approximately 53% of the tailings material from this process is returned to the mine and used for backfill to provide a foundation upon which additional mining activities can occur. The balance is placed in tailings containment areas. No additional steps are necessary to treat any tailings placed back into the mine. Tailings placed into the impoundment areas require no additional treatment and are disposed of pursuant to the company’s operating permits. The impoundment area has an estimated life of approximately 20 years at the original planned production and processing rate of 2,000 tons per day. Mill recovery of PGM’s was 89% and 88% in 2003 and 2002, respectively.

     During 2003, the East Boulder Mine produced approximately 156,000 ounces of palladium and platinum, compared to approximately 125,000 ounces in 2002. During 2001, the mine recovered approximately 22,000 ounces of PGM’s generated from construction and development activities. Proceeds of $7.1 million received from the sale of this material were credited against capitalized mine development during 2001. The East Boulder Mine’s total cash costs were $343 per ounce in 2003 compared to $381 in 2002 due to higher production levels and cost reduction programs. See “Selected Financial and Operating Data.”

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

     As part of the company’s ongoing development activities, it continues to convert its established probable ore reserves to proven ore reserves through the lateral and vertical development of the Stillwater and East Boulder Mines. These ongoing activities involve the construction of mine development workings to access established ore reserves and the continuous advancement of definition drilling, engineering and mine plans to replace depleted ore reserves. During 2003, 2002, and 2001, $48.8 million, $43.9 million and $86.1 million respectively, were incurred in connection with capitalized mine development and are included in total capital expenditures.

     Diagrams of the Stillwater and East Boulder Mines as currently developed and as planned to be developed in the future are as follows:

METALLURGICAL COMPLEX

     Smelter. The company owns the land and a smelter plant located in Columbus, Montana. Concentrates from the mine sites are fed to a 5.0-megawatt electric furnace, where the concentrates are melted and separated into a silica oxide rich slag and a PGM rich matte. The matte is tapped from the furnace and granulated. The granulated furnace matte is re-smelted in a top blown rotary converter (TBRC), which separates iron from the converter matte. The converter matte is poured from the TBRC, granulated and transferred to the refinery for further processing. The granulated converter matte, approximately 10% of the original smelter feed weight, consists of copper and nickel oxides containing about 2% PGMs.

     The gasses released from the smelting operations are routed through a gas/liquid scrubbing system, which removes approximately 99.8% of the sulfur dioxide. Spent scrubbing solution is treated in a process that converts the sulfur dioxide to gypsum, or calcium sulfate, and regenerates clean scrubbing solution. The gypsum is used by local farmers as a soil amendment.

     The smelting facility consists of an electric arc furnace, two TBRC’s, a granulator and gas handling and solution regeneration systems. Smelter capacity is 100 tons of concentrate per day.

     Refinery. The company’s refinery is on property it owns adjacent to the smelter in Columbus, Montana. The refinery utilizes the patented Sherritt Process, whereby sulfuric acid is used to dissolve the nickel, copper, cobalt and iron from the converter matte. This process upgrades the converter matte product substantially from 2% PGMs to 55-60% PGMs.

     In the refinery, minor amounts of by-product copper, nickel, cobalt, and other metals are separated from the PGM bearing converter matte and marketed as by-products. Iron is precipitated from an iron-copper-nickel-cobalt solution and is returned to the smelter to be processed and removed in the slag. A nickel crystallizer circuit produces a crystalline nickel sulfate by-product containing minor amounts of cobalt which is marketed into sales contracts with a company in Canada. A copper electrowinning circuit removes copper from solution as cathode copper which is marketed into sales contracts with companies in the U.S.

     A PGM rich filter cake, which also contains minor amounts of gold and silver, is shipped to precious metals refineries in New Jersey and California and the metals are returned to of the company’s account as 99.95% sponge after approximately 18-35 days. The refined metal is then available for delivery to the company’s customers. The company pays its refiners a refining charge in United States dollars per ounce for the toll processing of the refinery filter cake.

     During 2003, 2002 and 2001, total by-product sales were approximately $12.1 million, $10.6 million and $8.2 million, respectively, and were credited against production costs.

     The Columbus Smelter and Refinery complex is planned to be idled for four to six weeks in the second quarter 2004 for a periodic re-bricking of the smelting furnace. Mine operations will continue during the re-bricking with concentrate production stored for processing following the restart of the smelter. Concentrate accumulated during the re-bricking is expected to be processed by year-end 2004.

SECONDARY MATERIALS PROCESSING

     Secondary PGM metals contained in spent catalytic converter material are processed by the company through its metallurgical complex. A sampling facility for secondary materials is used to crush and sample spent autocatalysts prior to being blended for smelting in the electric furnace. The spent autcatalytic material is sourced primarily from automobile repair shops and automobile yards that disassemble old cars for the recycling of their parts. Spent petroleum refining catalysts are also processed by the company.

     The company has been processing small spot shipments of spent autocatalysts since 1997. In October 2003, the company entered into a long-term metal sourcing agreement with Power Mount Incorporated of Somerset, Kentucky under which it will contractually purchase secondary metals for recycling.

     The net proceeds from the processing of recycled autocatalysts in 2003, 2002 and 2001 reduced production costs by approximately $0.9 million, $1.0 million and $2.0 million, respectively.

OTHER PROPERTIES

     The company owns a 17,600 square foot warehouse facility and also leases 10,100 square feet of office space in buildings in Columbus. The annual lease expense for the executive offices in Columbus, Montana is approximately $61,500 per year. The company believes that its existing facilities are adequate to service current production levels. The company also owns parcels of rural land in Stillwater and Sweetgrass Counties, Montana near its mine sites totaling approximately 3,364 acres and additional properties in Columbus and Big Timber, Montana which are used as support facilities. All of the company’s fee properties are subject to a mortgage in favor of the company’s credit facility.

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

     Pursuant to the terms of the credit facility, the company was required to apply $50.0 million of the $100.0 million cash proceeds received in the Norilsk Nickel transaction (see Note 12) to prepay its term loans. Consequently, the Term A facility was paid in full on June 30, 2003. In addition, in accordance with the terms of the credit agreement, the company is required to offer 50% of the net proceeds from the sale of palladium inventory received in the Norilsk Nickel transaction (see Note 12) to further prepay its term loans. Accordingly, $74.1 million of the long-term debt has been classified as a current liability. The lenders are not obligated to accept the offer for prepayment. If lenders do not accept the prepayment, the company retains the cash but the availability under the revolving credit facility is reduced by the amount of the prepayment not accepted. The Term B facility final maturity date is December 31, 2007. The final maturity date of the revolving credit facility is December 30, 2005.

     As of December 31, 2003, the company has $128.5 million outstanding under the Term B facility, bearing interest at a variable rate of 7.25%. The schedule of principal payments on the amounts outstanding as of December 31, 2003, without regard to the possible sale of the inventory received in connection with the Norilsk Nickel transaction, is as follows:

Year ended December 31, (in thousands)	Term B facility
2004	$1,350
2005	1,350
2006	60,750
2007	65,002

Total	$128,452

     During 2003, the company obtained a letter of credit in the amount of $7.5 million and carries an annual fee of 4.0%, which reduces amounts available under the revolving credit facility at December 31, 2003. The revolving credit facility requires an annual commitment fee of 0.5% on the remaining unadvanced amount. Of the $25 million revolving credit facility, $17.5 million remains available to the company. This revolving credit facility will be reduced in circumstances where lenders are offered a prepayment but do no accept the prepayment. (see above)

     The loans are required to be prepaid from excess cash flow, proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Proceeds of the term loan facility were used to finance a portion of the company’s expansion plan. Proceeds of the revolving credit facility are being used for general corporate and working capital needs. The Term B credit facility bears interest at LIBOR, subject to a 2.5% minimum, plus a margin of 4.75% or an alternate base rate plus a margin of 3.25%. Substantially all the property and assets of the company and the stock of the company’s subsidiaries are pledged as security for the credit facility.

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

     Events of default in the credit facility include: (1) a cross-default to other indebtedness of the company; (2) any material modification to the life-of-mine plans; (3) a change of control of the company other than the Norilsk Nickel transaction (see Note 12); (4) the failure to maintain agreed-upon annual PGM production levels; (5) any breach or modification of any of the sales contracts. The company anticipates it will refinance the credit facility during 2004. The company is in compliance with its debt covenants at December 31, 2003.

PGM SALES AND HEDGING ACTIVITIES

Mine Production:

     Palladium, platinum, rhodium and gold are sold to a number of consumers and dealers with whom the company has established trading relationships. Refined PGMs of 99.95% purity in sponge form are transferred upon sale from the company’s account at third party refineries to the account of the purchaser. By-product metals are purchased at market price by customers, brokers or outside refiners.

     During 1998, the company entered into three supply contracts with its customers that contain guaranteed floor prices for metal delivered. In late 2000 and in 2001, the company amended these contracts to extend the terms and to modify the pricing mechanisms.

One of these contracts applies to the company’s production through December 2010, one through December 2006 and the other contract is estimated to be completed in 2007. Under the contracts, the company has committed between 80% to 100% of its palladium production and between 70% to 80% of its platinum production. Metal sales are priced at a modest discount to market. The remaining production is not committed under these contracts and remains available for sale at prevailing market prices. The contracts provide for floor and ceiling price structures as summarized below:

	PALLADIUM				PLATINUM
	% of	Avg. Floor	% of	Avg. Ceiling	% of	Avg. Floor	% of	Avg. Ceiling
Year	Production	Price	Production	Price	Production	Price	Production	Price
2004	100%	$371	39%	$644	80%	$425	16%	$856
2005	100%	$355	31%	$702	80%	$425	16%	$856
2006	100%	$339	24%	$801	80%	$425	16%	$856
2007	100%	$360	19%	$975	70%	$425	14%	$850
2008	80%	$385	20%	$975	70%	$425	14%	$850
2009	80%	$380	20%	$975	70%	$425	14%	$850
2010	80%	$375	20%	$975	70%	$425	14%	$850

     At March 9, 2004, the London PM Fix market prices for palladium and platinum were $256 and $895 per ounce, respectively. The sales contracts provide for adjustments to ounces committed based on actual production. The sales contracts contain termination provisions that allow the purchasers to terminate in the event the company breaches certain provisions of the contract and the breach is not cured within periods ranging from 10 to 30 days of notice by the purchaser. The long-term sales contracts are not subject to the requirements of SFAS No. 133 as the contracts qualify for the normal sales exception provided in SFAS No. 138 since they will not settle net and will result in physical delivery. The floors and ceilings embedded within the long-term sales contracts are treated as part of the host contract, not a separate derivative instrument, and are therefore also not subject to the requirements of SFAS No. 133. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The percentage of the company’s sales ounces that were made pursuant to modified pricing mechanisms are summarized below:

	2003	2002	2001
Floor Pricing	67%	38%	13%
Market Pricing	26%	54%	61%
Ceiling Pricing	7%	8%	26%
Forward Pricing	—	—	—

     The company has historically entered into hedging agreements from time to time to manage the effect of price changes in palladium and platinum on the company’s cash flow. Hedging activities consist of fixed forwards for future deliveries of specific quantities of PGMs at specific prices, the sale of call options and the purchase of put options and financially settled forwards. Gains or losses can occur as a result of hedging strategies. Hedging gains of $9.2 million and $5.5 million were realized in 2002 and 2001, respectively. No hedging gains or losses were realized in 2003.

     During 2003, the company entered in fixed forwards that were accounted for as cash-flow hedges. These sales of metals from processing secondary materials are sold forward at the time of receipt and delivered against the cash flow hedges when the ounces are recovered. All of these transactions settle in the first three months of 2004. The unrealized loss on these instruments due to changes in metal prices at December 31, 2003 was $0.9 million ($0.5 million net of tax). The company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the company’s hedge contract prices by a predetermined margin limit.

Palladium acquired in connection with Norilsk Nickel transaction:

     During 2003, the company entered into negotiations for the sale of the 877,169 ounces of palladium, which constituted a portion of the payment received from Norilsk Nickel when it acquired its initial 51% interest in the Company. In the first quarter of 2004, the company announced that it had entered into contracts or had reached understandings, under which all of the palladium will be sold, at close to market prices at the time of sale, over a period of two years primarily for use in automobile catalytic converters.

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

     Of the company’s 995 controlled claims, 869 are subject to royalties, including 711 subject to a 5% net smelter royalty payable to Newmont Capital Limited, 56 subject to a 0.35% net smelter royalty payable to the Mouat family, and 102 subject to both royalties. During 2003, 2002 and 2001, the company incurred royalty expenses of approximately $6.0 million, $6.9 million and $7.0 million, respectively. At December 31, 2003, 100% of the company’s proven and probable ore reserves were secured by either its 161 patented mining claims or the 9 first-half certified claims pending the appeal ruling by the IBLA. Processing facilities at the East Boulder Mine are situated on 127 validated unpatented millsite claims.

SAFETY

     Mining operations are conducted at the Stillwater Mine and at the East Boulder Mine and involve the use of heavy machinery and drilling and blasting in confined spaces. The pursuit of safety excellence at the company continues with the implementation of the company’s G.E.T. (Guide, Educate and Train) Safe safety and health management systems. Efforts have focused on accident prevention seeking opportunities for safer mining methods and increased employee awareness and training. Areas of specific focus included enhanced work place examinations, joint union and management safety committees, critical task analysis and implementation of measurable safety standards. Employee led focus teams were successful in solving many safety related challenges. The company will continue to utilize focus teams to address specific safety and health related issues. The company has partnered with MSHA on several occasions for purposes of education, training, research, and technology sharing. As a result of this partnership, several breakthrough results were created. Most noteworthy were the completion of a jointly created training seminar for MSHA inspectors and Stillwater supervisors as well as study and research efforts for reducing employee exposures to noise and diesel particulate matter.

     During 2003, special attention to the safety performance of underground mining crews at the Stillwater Mine resulted in an improvement in incidence rate of 13%. This improvement was offset by a rise in incident rates for Stillwater Mine non-mining crews and an increased incident rate at the East Boulder Mine. The metallurgical complex in Columbus, Montana continued to maintain a low incidence rate while being recognized by the Montana Department of Labor and Industry as a leader in workplace safety. The smelter was the recipient of their tenth SHARPS Award and the refinery received their sixth. The SHARPS program recognizes employers who have demonstrated exemplary achievements in workplace safety and health. By meeting the SHARPS inspection requirements, these facilities may be exempt from general Occupational Safety and Heath Administration (OSHA) inspections for one year. The company’s total incidence rate through 2003, excluding contractor hours, was 8.0 for every 200,000 man hours worked as compared to 7.7 for 2002 and 10.1 for 2001.

     Safety performance continues to be an organizational focus. Consistent and sustained improvement is expected to be realized through increased safety accountability at all levels of the organization, auditing of workplace standards and practices and increased opportunities for employee involvement and participation.

EMPLOYEES

     As of December 31, 2003 and 2002, the company had 1,540 and 1,575 employees, respectively, in the following areas:

	NUMBER OF
	EMPLOYEES AT
	DECEMBER 31,
SITE	2003	2002
Stillwater Mine	990	1,067
East Boulder Mine	370	325
Metallurgical Complex	131	135
Columbus Administration and Support	49	48

Total	1,540	1,575

     All of the company’s hourly employees at the Stillwater Mine, the East Boulder Mine, the smelter and refinery are represented by the Paper, Allied Industrial, Chemical and Energy Workers International Union (PACE). On July 1, 1999, a five-year contract was negotiated which covers substantially all hourly workers at the Stillwater Mine, the smelter and the refinery and calls for an annual average wage increase of approximately 4% per annum. On July 1, 2002, a three-year contract was negotiated which covers all hourly workers at the East Boulder Mine and calls for an average wage increase of approximately 4% per annum.

     The contract with hourly employees at the Stillwater Mine and the smelter and refinery expires June 30, 2004. The company and Union representatives are expected to meet to negotiate a new contract during the second quarter of 2004.

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

     Permitting and Reclamation. Operating Permits 00118 and 00149 issued by the Montana Department of State Lands encompass approximately 2,450 acres at the Stillwater Mine located in Stillwater County, Montana and 977 acres at the East Boulder Mine located in Sweetgrass County, Montana. The permits delineate lands that may be subject to surface disturbance. At present, approximately 359 acres have been disturbed at the Stillwater Mine, and 180 acres have been disturbed at the East Boulder Mine. The company employs concurrent reclamation wherever feasible.

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

     In the first quarter of 1999, an environmental group filed a complaint against the Montana DEQ challenging the adequacy of the Environmental Impact Statement and reclamation provisions developed in connection with the amendment to the permit. The company was not named in the complaint. In mid-2000, the company signed an agreement with the group and its affiliates (the Councils). Under the terms of the agreement, the Councils withdrew litigation against the Montana DEQ. The Councils also agreed not to file a protest against the renewal of the company’s water quality permit at the East Boulder Mine. For its part, the company agreed to programs that have reduce traffic flows to both the Stillwater Mine and the East Boulder Mine. In addition, the company is funding expanded monitoring programs and the development of a watershed partnership for the Boulder River basin to assist residents in improving the quality of surface and ground water. Included in this is the funding of a long-term fishery study. The company estimates the total cost of all the environmental programs associated with the implementation of the agreement to be approximately $320,000 annually.

     The company’s environmental expenses were $1.7 million, $1.8 million and $1.1 million, for 2003, 2002 and 2001, respectively. The company had capital expenditures for environmental facilities during 2003, 2002 and 2001 of $6.3 million, $0.3 million and $3.7 million, respectively. The company’s ongoing operating expenditures for environmental compliance are expected to exceed approximately $2.0 million per year and will be expensed as incurred.

STOCK PURCHASE AGREEMENT TRANSACTION WITH MMC NORILSK NICKEL

     On June 23, 2003, the company and Norilsk Nickel completed a stock purchase transaction whereby the company issued 45,463,222 new shares of its common stock to Norimet, a wholly-owned subsidiary of Norilsk Nickel. The company received consideration from Norimet consisting of $100.0 million in cash and 877,169 ounces of palladium valued at $148.2 million as of June 23, 2003. The aggregate value of the consideration was $248.2 million. The company was required to use one-half of the cash proceeds to prepay its term loans and is required to offer one half of the cash proceeds received from the sale of the ounces as a prepayment of the Term B facility See “Credit Agreement” above.

     On September 3, 2003, Norimet completed a cash tender offer to acquire 4,350,000 shares of the company’s outstanding common stock. Following completion of the cash tender offer, Norimet owned 49,813,222 shares or 55.5% of the company’s then outstanding common stock. As of March 9, 2004 Norimet owned 49,813,222 shares or 55.4% of the company’s outstanding common stock.

     The stock purchase agreement between the company and Norilsk Nickel provided that the parties would negotiate in good faith to enter into an agreement whereby the company would buy from Norilsk Nickel or its affiliates at least one million ounces of palladium annually. The company intended to resell this palladium under long-term customer contracts. The stock purchase agreement provided that the parties intended to execute this agreement within six months of the closing of Norilsk Nickel’s stock purchase, which occurred on June 23, 2003. Negotiations concerning this agreement have not occurred but the company anticipates discussing the subject with Norilsk Nickel during 2004.

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

DEMAND

     Palladium demand increased or remained relatively stable for the period 1994 through 2000 and then dropped in 2001 and 2002, (see palladium chart below). In 2003, the palladium demand recovered approximately 16% as compared to the 2002 demand, although the demand remains approximately 40% below the high established in 1999, according to Johnson Matthey’s Platinum Interim Review Report published in November 2003 (Johnson Matthey or the Johnson Matthey report). The Johnson Matthey report cites the continued decrease in demand of palladium due to continued weakness in the electronics industry, coupled with relatively low levels of purchasing by the auto industry. According to Johnson Matthey, demand or purchases of palladium had grown from 4.9 million ounces in 1994 to 9.4 million ounces in 1999, thereafter decreasing to 6.8 million ounces in 2001, 4.9 million ounces in 2002 and an estimated 5.7 million ounces in 2003 as consumers switched to alternative materials, including platinum, engaged in thrifting (obtaining the same or better performance results with less material), and began to use safety stocks accumulated prior to 2001. While consumption of palladium as compared with demand is difficult to measure, Johnson Matthey estimates consumption for autocatalysts in 2003 likely exceeded demand as U.S. auto manufacturers used far less metals from inventory stocks than in 2002.

     Charts reproduced from the Johnson Matthey Platinum 2003 Interim Review.

     Johnson Matthey also reported that platinum demand has increased from 4.6 million ounces in 1994 to 6.6 million ounces in 2003, a 44% increase and that demand for platinum exceeded supply in 2003 by 480,000 ounces, or 8%, (see platinum chart above).

     The unique physical qualities of PGMS’s include: (i) a high melting point; (ii) superior conductivity and ductility; (iii) a high level of resistance to corrosion; (iv) strength and durability; and (v) strong catalytic properties. Palladium, like platinum, has numerous industrial applications.

     The largest application for palladium is in the automotive industry. This industry represented approximately 57% of the worldwide palladium demand in 2002, and remained relatively constant at 58% of the worldwide demand in 2003. According to Johnson Matthey, demand for palladium in the next several years is expected to resume growing, driven primarily by its use in the production of automotive catalysts which reduce harmful automobile emissions. In the U.S., the automobile industry have been required to comply with standards that decrease automotive emissions to National Low Emission Vehicle standards beginning with the 1999 model year vehicles. Europe and Japan have adopted more stringent standards for the future as well. With growing concern for cleaner air, it is expected that greater attention to automobile emissions will continue. This will have an undetermined effect on palladium and platinum. Prices of palladium reached record levels in 2001. On January 26, 2001, the price of palladium on the London PM Fix was $1,090. Given the 2001 prices, some substitution of platinum for palladium was experienced in the manufacturing and automotive catalyst sectors. Substitution subsided and reversed to a degree in 2002 and more rapidly in 2003 as the price of platinum strengthened exceeding a weakening palladium price. Nevertheless, inventories of palladium acted to keep its price in check.

     Johnson Matthey estimated that approximately 17% of the 2003 palladium supply is consumed in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices. However, given the higher palladium price during the first half of 2001, some substitution of base metals for lower end applications has occurred. Johnson Matthey also reported that dentistry continues to be a major user of palladium for gold-based dental alloys, and represented approximately 14% of the palladium demand for 2003.

     According to Johnson Matthey, approximately 63% of current world platinum production is used for industrial and manufacturing processes, most significantly for the manufacture of catalytic converters for the global auto industry. In addition to catalytic converters, industrial uses of platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline’s and fuel cells. The balance of current platinum demand is for the production of jewelry, such as gem settings for rings, and for investment/collector coins. Johnson Matthey also reported that demand for platinum exceeded supply in 2003 by 480,000 ounces, or 8%. Consent to cite Johnson Matthey was neither sought nor obtained. See “Business and Properties — Risk Factors.”

SUPPLY

     The leading global sources of palladium and platinum production are mines located in the Republic of South Africa and Russia. The Johnson Matthey report estimated that South Africa provided approximately 36% of the palladium and 76% of the platinum worldwide during 2003. Johnson Matthey noted that the principal PGM mining companies in the Republic of South Africa are Anglo American Platinum Corporation, Ltd., Impala Platinum Holdings, Ltd. and Lonmin Ltd. The Johnson Matthey report estimated that Russia, as a by-product of nickel production, provided approximately 47% of the palladium and approximately 16% of the platinum worldwide in 2003. The Johnson Matthey report indicated that Russia held back from the spot market in 2002; however, Russia was expected to sell all of its palladium produced in 2003 (see charts below).

     Charts reproduced from the Johnson Matthey Platinum 2003 Interim Review.

     Supply numbers provided by Johnson Matthey are for metals entering the market and do not necessarily represent metals produced during the years shown. For palladium this constitutes a significant year-to-year difference due to substantial inventories held by the Russian Government, accumulated in past years by auto companies and speculators. For platinum this is less significant as inventories held by governments or private institutions have not been as material. Annual worldwide mine production of palladium for 2003 is estimated at 6.3 million ounces. Annual worldwide production of platinum for 2003 is estimated at 6.1 million ounces.

     Johnson Matthey expects the supply of palladium will rise rapidly in 2004 as a result of the expansion of platinum production in South Africa and the settlement of a strike in Canada which affected production for three months during 2003. Johnson Matthey estimates that Norilsk Nickel in Russia produced approximately 2.95 million ounces of palladium in 2003 as a by-product of nickel mining, and that portions of Russian government stockpiles accumulated over the years also are exported each year. If Russian government stockpiles of palladium and platinum still exist and are extensive, and if they are disposed of in the market in significant quantities, the increased supply could result in lower prices.

     In addition to these sources, PGMs are recovered from automotive catalytic converters acquired from scrap dealers. A small but growing industry has developed in the collection and recovery of PGMs from scrap sources, including automotive catalytic converters, electronic and communications equipment and petroleum catalysts converters. For the year ending 2003, it is estimated by CPM Group that recovery of PGM’s from scrap sources will account for 1,275,000 ounces of palladium, 610,000 ounces of platinum and 41,000 ounces of rhodium.

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

	PALLADIUM			PLATINUM
YEAR	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
1996	$144	$114	$128	$432	$367	$397
1997	$239	$118	$177	$497	$343	$396
1998	$419	$201	$284	$429	$334	$372
1999	$454	$285	$358	$457	$342	$377
2000	$970	$433	$680	$622	$414	$544
2001	$1,090	$315	$604	$640	$415	$529
2002	$435	$222	$338	$607	$453	$539
2003	$269	$148	$201	$840	$603	$691
2004*	$256	$192	$229	$900	$816	$855

*	(Through March 9, 2004)

     AVAILABLE INFORMATION

     The company’s Internet Website is http://www.stillwatermining.com. The company makes available, free of charge, through its Internet Website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after the company electronically files such materials with, or furnishes them to, the Securities & Exchange Commission. These documents will also be provided in print, upon request.

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

     Over the last few years, the market prices of palladium have been extremely volatile. The price for palladium reached a record high price level of $1,090 per ounce in January 2001 then fell to a low of $315 per ounce in November 2001 only to recover to approximately $440 per ounce by December 31, 2001. During 2002, palladium prices continued to decline, trading in a range of $325 to $350 per ounce until October 2002 at which point the price of palladium fell sharply to a low of $222 per ounce in December 2002, closing the year at $236 per ounce. The palladium price recovered slightly in January 2003 to $269 per ounce but then fell consistently to reach a low of $148 per ounce during April 2003. With speculative buying the palladium price increased during the latter half of 2003 to reach a high of $232 per ounce in September 2003 and then closed the year with a market price of approximately $195 per ounce at December 31, 2003. At March 9, 2004, the market price of palladium was approximately $256 per ounce.

     The price for platinum increased from $480 per ounce early in 2002 to approximately $600 per ounce by December 31, 2002 and continued to increase through 2003 to approximately $815 per ounce at December 31, 2003. At March 9, 2004, the market price of platinum was approximately $895 per ounce.

     A prolonged or significant economic contraction in the United States or worldwide could lead to further volatility in market prices of PGMs, particularly if demand for PGMs falls in connection with reduced automobile and electronics production. If other producers dispose of substantial amounts of platinum group metals from stockpiles or otherwise, the increased supply could reduce the prices of palladium and platinum.

     Reductions in PGM prices adversely impact the company’s revenues, profits and cash flows. Protracted periods of low metals prices could significantly reduce revenues and the availability of required development funds particularly after the company’s supply contracts expire, to levels that could cause portions of the company’s ore reserves and production plan to become uneconomic. This could cause substantial reductions to PGM production or suspension of mining operations. See “Business and Properties — Competition: Palladium and Platinum Market” for further explanation of these factors.

     In consummating the Norilsk Nickel transaction, a substantial portion of the consideration received was paid in palladium. Norilsk Nickel paid the company 877,169 ounces of palladium, which was valued at approximately $148.2 million as of June 23, 2003 (see Note 12). During 2003, the company entered into negotiations for the sale of the 877,169 ounces of palladium. In the first quarter of 2004, the company announced that it had entered into contracts or had reached understandings, under which all of the palladium will be sold, at close to market prices at the time of sale, over a period of two years primarily for use in automobile catalytic converters. The amount to be received by the company under these contracts will be subject to market price changes.

THE COMPANY DEPENDS UPON A FEW CUSTOMERS AND ITS SALES AND OPERATIONS COULD SUFFER IF IT LOSES ANY OF THEM

     The company is party to long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation, each of whom represents more than 10% of the company’s revenues and in aggregate represented 98% of the company’s revenues in 2003. For more information about these sales contracts, see “Business and Properties — Current Operations — Sales and Hedging Activities”.

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

     During 2003, the company entered into negotiations for the sale of the 877,169 ounces of palladium, which constituted a portion of the payment received from Norilsk Nickel when it acquired its initial 51% interest in the Company. In the first quarter of 2004, the company announced that it had entered into contracts or had reached understandings, under which all of the palladium will be sold, at close to market prices at the time of sale, over a period of two years primarily for use in automobile catalytic converters. As a result of these contracts, the company is subject to the customer’s compliance with the terms of the contracts, their ability to terminate or suspend the contracts and the customer’s willingness and ability to pay. The loss of any of these would require the company to sell the metal in the open market which may have a negative impact on the price received. Alternatively, the company may choose not to sell the metal or seek alternative contracts. In such an event the company’s earnings and cash flows could be negatively impacted. See “Business and Properties — Current Operations — Sales and Hedging Activities” for additional information about the sales contracts.

FAILURE TO RENEW LONG-TERM SALES CONTRACTS FOR MINE PRODUCTION COULD RESULT IN MODIFIED OPERATIONS OR CURTAILMENT OF OPERATIONS

     During 1998, the company entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation, which, when combined, represented more than 98% of the company’s 2003 revenues. The contracts apply to the company’s production through December 2010. Under the contracts, the company has committed between 80% to 100% of its palladium production and between 70% to 80% of its platinum production. Metal sales are priced at a modest discount to market, with floor and ceiling prices. Accordingly, the company benefits if the market price drops below the floor price of the contract and is unable to realize the full benefit of the market price if the market price exceeds the ceiling price of the contract. The three car contracts will expire in 2006, 2007 and 2010, respectively. At that time the company will be directly dependent on market prices, without the price protection or risk due to the floors and ceilings of the long-term contracts. If the company is unable to extend or renew these contracts beyond 2010, with similar floor prices and the market price of PGM’s remain below the company’s total cash funding requirements to produce PGM’s, then operations may have to be modified or curtailed.

THE COMPANY HAS ONLY TWO PRINCIPAL SOURCES OF REVENUES FROM ITS MINING OPERATIONS

     In 2003, 73% and 27% of the company’s revenues was derived from its mining operations at the Stillwater Mine and East Boulder Mine, respectively. Prolonged interruption in operations at either location would have a negative impact on the company’s ability to generate revenues, profits and cash flow in the future. Material factors that could cause an interruption in operations at either mine are outlined in the “Risk Factors – Mining risks and potential inadequacy of insurance coverage - the company’s business is subject to significant risks that may not be covered by insurance.”

THE COMPANY IS A RELATIVELY HIGH COST PRIMARY PRODUCER

     The company’s products compete in a global market place with the products of other primary producers of PGM’s. They also compete with the products of mining companies who produce PGM’s as a by-product of their primary commodity, principally nickel.

     The company’s cash cost of production and associated annual capital required to produce its annual production is high relative to other primary producers of PGM’s. Most primary producers of PGM’s are located in South Africa.

     Because of the uncompetitive cost structure, in periods of low pricing, the company’s competitors may still be able to be profitable, while the company may not. Furthermore, the non-primary producers of PGM’s will generally continue to produce and sell PGM’s in low pricing periods as it is not their principal commodity.

ACHIEVEMENT OF THE COMPANY’S PRODUCTION GOALS IS SUBJECT TO UNCERTAINTIES

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

     New mining operations often experience unexpected problems during initial years of operation, which can result in substantial delays in reaching commercial production. The East Boulder Mine commenced commercial operations in 2002 and has an operating history of two years. As a result, estimates of future cash operating costs at East Boulder Mine are based largely on the company’s limited experience at the East Boulder Mine and operating experience at the Stillwater Mine portion of the J-M Reef. Actual production, cash operating costs and economic returns may differ significantly from those currently estimated or those established in future studies and estimates. At the East Boulder Mine, the company has experienced a decrease in total cash costs per PGM ounce from $381 in 2002 to $343 in 2003.

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

AN EXTENDED PERIOD OF LOW PGM PRICES COULD RESULT IN A REDUCTION OF ORE RESERVES AND A FURTHER ASSET IMPAIRMENT WRITEDOWN

     The company follows Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (considering current and historical prices, long-term sales contracts prices, price trends and related factors), production levels and capital and reclamation expenditures, all based on life of mine plans and projections.

     If impairment exists then a calculation of fair market value must be made. If fair market value is lower than the carrying value of the assets, then the carrying value must be rewritten down to the fair market value.

     An event in the future that might require management to perform an impairment calculation might be prolonged period of low PGM prices. In addition, prolonged low PGM prices might impact adversely the determination of ore reserves which would require an impairment calculation. Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions such as PGM prices, lower than expected recoverable ounces, and/or the company’s operating performance could have a material effect on the company’s determination of ore reserves, or its ability to recover the carrying amounts of its long lived assets resulting in potential impairment charges.

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

IF THE COMPANY IS UNABLE TO OBTAIN SURETY BONDS TO COLLATERALIZE ITS RECLAMATION LIABILITIES, OPERATING PERMITS MAY BE IMPACTED

     The company is required to post surety bonds, letters of credit, cash or other acceptable financial instruments to guarantee performance of reclamation activities at the Stillwater and East Boulder Mines. As a result of a significant reduction of liquidity in the surety bond market, the total bonding capacity of the U.S. insurance industry has been severely reduced. In addition, the State of Montana has been requiring higher bonding levels at mining operations throughout the state. The bonded amount at the East Boulder Mine was $11.5 million during 2003. The Stillwater Mine currently posts a bond of $9.2 million which may require a substantial increase. The company expects that the Stillwater Mine bond will be reviewed and adjusted by the Agencies during 2004, and in all likelihood, be increased. In the event that increased bonding requirements are imposed and the company is unable to obtain the required bonds, the ability to operate under existing operating permits could be adversely affected.

MINING RISKS AND POTENTIAL INADEQUACY OF INSURANCE COVERAGE — THE COMPANY’S BUSINESS IS SUBJECT TO SIGNIFICANT RISKS THAT MAY NOT BE COVERED BY INSURANCE

     Underground mining and milling, smelting and refining operations involve a number of risks and hazards, including:

•	unusual and unexpected rock formations affecting ore or wall rock characteristics,

•	ground or slope failures,

•	cave-ins, ground water influx and other mining or ground-related problems,

•	environmental hazards,

•	industrial accidents,

•	organized labor disputes or work slow-downs,

•	metallurgical and other processing, smelting or refining problems,

•	wild fires, flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of God,

•	mechanical equipment failure and facility performance problems, and

•	the availability of critical materials and equipment.

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

HEDGING AND LONG-TERM SALES CONTRACTS COULD LIMIT THE REALIZATION OF HIGHER METAL PRICES

     The company enters into hedging contracts from time to time in an effort to reduce the negative effect of price changes on its cash flow. These hedging activities typically consist of contracts that require the company to deliver specific quantities of metal, or to financially settle the obligation in the future at specific prices, the sale of call options and the purchase of put options. See “Business and Properties — Current Operations - Sales and Hedging Activities” for a discussion of the company’s hedge positions. While hedging transactions are intended to reduce the negative effects of price decreases, they can also prevent the company from benefiting from price increases. When PGM prices are above the price for which future production has been sold, the company would have an opportunity loss.

     The company has entered into long-term sales contracts that provide a floor price and a ceiling price for sales of a portion of its production. To the extent commodity prices exceed the ceiling price of the sales contracts, the company will not receive full market price at the time of sale. For a description of these contracts, see “Business and Properties—Current Operations—PGM Sales and Hedging Activities”.

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

     Compliance with existing and future environmental laws and regulations may require additional control measures and expenditures which the company cannot predict. Environmental compliance requirements for new mines may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. Expansion may require new environmental permitting at the Stillwater Mine and mining and processing facilities at the East Boulder Mine. Private parties may pursue legal challenges of the company’s permits. See “Business and Properties — Regulatory and Environmental Matters”.

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

FURTHER AMENDMENTS OR WAIVERS OF THE COMPANY’S CREDIT AGREEMENT MAY BE NECESSARY AND MAY NOT BE OBTAINED

     The company’s agreement with a syndicate of financial institutions provides a credit facility which was used to finance a portion of the expansion plan and contains covenants relating to the accomplishment of specific production objectives, capital expenditures and financial targets. The credit facility consists of term loans and a revolving credit facility. The company has obtained amendments or waivers of various covenants on seven occasions. If significant operational problems are incurred, the company may breach one of its covenants and require a further amendment. Under such circumstances, if necessary amendments are not granted, the loans will be in default and immediately due and payable. For further information on the credit facility, see “Business and Properties – Current Operations - Credit Agreement.”

LIMITED AVAILABILITY OF ADDITIONAL MINING PERSONNEL AND UNCERTAINTY OF LABOR RELATIONS MAY AFFECT THE COMPANY’S ABILITY TO ACHIEVE ITS PRODUCTION TARGETS

     The company’s operations depend significantly on the availability of qualified miners. Historically, the company has experienced high turnover with respect to its miners. In addition, the company must compete for individuals skilled in the operation and development of mining properties. The number of such persons is limited, and significant competition exists to obtain their skills. The company cannot be certain that it will be able to maintain an adequate supply of miners and other personnel or that its labor expenses will not increase as a result of a shortage in supply of such workers. The company currently employs 427 miners. Failure to maintain an adequate supply of miners could limit the company’s ability to meet its contractual requirements. The company had approximately 1,540 employees at December 31, 2003, of which about 800 located at the Stillwater Mine and 100 at the Columbus facilities, which are covered by a collective bargaining agreement with PACE Local 8-001, expiring June 30, 2004. On July 1, 2002, employees at the East Boulder Mine became covered by a collective bargaining agreement with PACE Local 8-001, expiring June 30, 2005. About 290 employees were covered under this agreement at December 31, 2003. In the event the company’s employees were to engage in a strike or other work stoppage, it could result in a significant disruption of the company’s operations and higher ongoing labor costs.

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

STOCKHOLDER SUITS

     In 2002, seven lawsuits were filed against the company and certain senior officers in United States District Court, Southern District of New York, purportedly on behalf of a class of all persons who purchased or otherwise acquired common stock of the company from April 20, 2001 through and including April 1, 2002. They assert claims against the company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by the company regarding its financial performance and, in particular, its accounting for probable ore reserves. In September 2002, an amended complaint was filed which consolidated the cases and lead counsel was appointed to represent the plaintiffs. In October 2002, defendants moved to dismiss the complaint and to transfer the case to federal district court in Montana. The motion to transfer the case was granted May 9, 2003, and the case is now pending in the federal district court in Montana. On January 30, 2004, the court held a status conference at which time the plaintiffs were given until March 30, 2004 to file an amended complaint. The court also set the following briefing schedule for any motion to dismiss: defendants’ motion to dismiss must be filed on or before May 14, 2004, plaintiffs’ opposition must be filed on or before June 14, 2004 and defendants’ reply must be filed on or before June 28, 2004. The court anticipates setting a hearing date on the motion to dismiss in July 2004.

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

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The company held its annual meeting of stockholders on October 23, 2003. The following table sets forth the proposals presented at the annual meeting and the votes cast in connection with each proposal. Further information regarding these proposals was included in the Company’s proxy statement filed with the Securities and Exchange Commission on September 24, 2003 and the exhibits thereto:

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

All proposals were approved at the meeting. The following persons were re-elected to the company’s board of directors: Craig L. Fuller, Patrick M. James, Steven S. Lucas, Joseph P. Mazurek, Francis R. McAllister, Sheryl K. Pressler, Donald W. Riegle, Todd D. Schafer and Jack E. Thompson

ITEM 4A

EXECUTIVE OFFICERS OF REGISTRANT

     Set forth below is certain information concerning the individuals who were executive officers of the company as of December 31, 2003.

Name	Age	Position
Francis R. McAllister	61	Chairman of the Board and Chief Executive Officer
Stephen A. Lang	48	Executive Vice President and Chief Operating Officer
John R. Stark	51	Vice President, Human Resources, Secretary and Corporate Counsel
Terrell I. Ackerman	50	Vice President, Planning and Process Operations
Gregory A. Wing (1)	54	Vice President, and Chief Financial Officer

(1)	Mr. Wing’s appointment is effective on March 22, 2004.

     The following are brief biographies of the company’s executive officers and directors:

EXECUTIVE OFFICERS

     Francis R. McAllister (age 61) was appointed Chairman of the Board and Chief Executive Officer of the company effective February 12, 2001. Mr. McAllister was appointed a Director of the company on January 9, 2001. Prior to his appointment to the Board, Mr. McAllister was with ASARCO Incorporated from 1966 to 1999, most recently serving as Chairman and Chief Executive Officer in 1999, Chief Operating Officer from 1998 to 1999, Executive Vice President — Copper Operations from 1993 to 1998, Chief Financial Officer from 1982 to 1993 and in various professional and management positions from 1966 to 1982. He currently serves on the Board of Directors of Cleveland Cliffs, Incorporated, an iron ore mining company. Mr. McAllister received his MBA from New York University, his Bachelor of Science — Finance from the University of Utah, and attended the Advanced Management Program at Harvard Business School.

     Stephen A. Lang (age 48) became the Company’s Executive Vice President and Chief Operating Officer effective September 2, 2003. Mr. Lang was employed with Barrick Gold Corporation from 2001 to 2003 as Vice President and General Manager of Barrick Gold’s Goldstrike/ Meikle operation. Prior to joining Barrick Gold, Mr. Lang served as Vice President of Engineering and Project Development of Rio Algom, Limited in Santiago, Chile from 1999 to 2001. From 1996 to 1999, Mr. Lang served as Vice President and General Manager of Kinross Gold Corporation/ Amax Gold Corporation’s Fort Knox Mine in Fairbanks, Alaska. From 1981 to 1996, he held various positions with Santa Fe Pacific Gold Minerals Corporation, including General Manager of the Twin Creeks Mine in Golconda, Nevada. Mr. Lang earned a Bachelor of Science in Mining Engineering from the University of Missouri-Rolla and a Master Degree in Mining Engineering from the University of Missouri-Rolla.

     John R. Stark (age 51) was appointed Vice President, Human Resources on September 21, 1999 and was subsequently appointed Secretary and Corporate Counsel on May 29, 2001 and July 17, 2001, respectively. Mr. Stark has a varied background in corporate administrations and human resources. He was previously with Molycorp, Inc. since 1996 as Manager of Sales and Administration; Western Mobile, Inc., an international construction material supplier, from 1992 to 1996; and with AMAX Inc. for 13 years until 1992. Mr. Stark received his Juris Doctor degree from the University of Denver School of Law and holds a Bachelor of Arts degree in economics from the University of Montana.

     Terrell I. Ackerman (age 50) is currently Vice President, Planning and Process Operations. Mr. Ackerman joined the company in March 2000 as Director of Corporate Planning after 2 years as an independent consultant. During 1998 and 1999 Mr. Ackerman conducted feasibility studies, operational and mine planning reviews for various underground operations. Prior to this time, Mr. Ackerman was VP and General Manager of BHP Copper’s San Manuel Operation in Arizona. Mr. Ackerman held increasing roles of accountability for Magma Copper Company starting as an underground engineer in training in 1976. Mr. Ackerman received a Bachelor of Science degree in Mine Engineering from the University of Idaho College of Mines.

     Gregory A. Wing (age 54) will become the Company’s Vice President and Chief Financial Officer effective March 22, 2004. Mr. Wing was with Black Beauty Coal Company as Vice President of Finance and Chief Financial Officer from 1995 through 2003. Prior to joining Black Beauty, Mr. Wing was with Pittsburg and Midway Coal Mining Company a subsidiary of Chevron Corporation as Manager of Financial Planning and Analysis in Englewood, CO. From 1986 to 1989, he was employed with Chevron Corporation as Senior Analyst in Corporation Planning, and from 1980 to 1986, he was with Arabian American Oil Company. Mr. Wing earned a Bachelor of Arts in Physics from the University of California at Berkeley and a M.B.A. in Accounting and Finance from the University of California at Berkeley.

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

     The company’s common shares are traded on the New York Stock Exchange (NYSE) under the trading symbol “SWC.” For the period from January 1, 2002 through December 31, 2003, the high and low sales prices for the company’s common stock for each quarter as reported by the NYSE were:

2003	HIGH	LOW
Fourth Quarter	$10.17	$6.16
Third Quarter	7.55	4.68
Second Quarter	5.46	2.25
First Quarter	5.80	2.20

2002	HIGH	LOW
Fourth Quarter	$8.49	$4.60
Third Quarter	16.28	5.72
Second Quarter	19.00	14.10
First Quarter	20.24	14.14

     STOCKHOLDERS. As of March 9, 2004, the company had 472 stockholders of record.

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

ITEM 6

SELECTED FINANCIAL AND OPERATING DATA

(in thousands, except where noted)	2003	2002	2001	2000	1999
INCOME STATEMENT
Revenues	$240,229	$275,599	$277,381	$225,232	$150,691

Costs and expenses
Cost of metals sold	173,008	171,015	134,430	103,902	79,395
Depreciation and amortization	40,959	38,990	23,722	17,623	13,557

Total cost of revenues	213,967	210,005	158,152	121,525	92,952
General and administrative expenses	14,513	14,205	22,342	9,753	7,305
Norilsk Nickel transaction related expenses	3,043	—	—	—	—
Impairment of property, plant and equipment	390,295	—	—	—	—
Restructuring costs, net	(966)	(5,938)	10,974	—	—
Legal settlement	—	—	1,684	—	—

Total costs and expenses	620,852	218,272	193,152	131,278	100,257

Operating income (loss)	(380,623)	57,327	84,229	93,954	50,434
Other income (expense)
Interest income	427	903	1,900	1,095	1,048
Interest expense, net of capitalized interest	(17,595)	(17,601)	—	—	(137)

Income (loss) before income taxes and cumulative effect of accounting change	(397,791)	40,629	86,129	95,049	51,345

Income tax benefit (provision) before provision for valuation allowance and reductions of deferred tax assets	161,921	(8,945)	(20,325)	(27,150)	(14,174)
Provision for valuation allowance for net deferred tax assets	(70,304)	—	—	—	—
Reduction of deferred tax asset for net operating loss carryforwards resulting from ownership change	(16,678)	—	—	—	—

Total income tax benefit (provision)	74,939	(8,945)	(20,325)	(27,150)	(14,174)

Income (loss) before cumulative effect of accounting change	(322,852)	31,684	65,804	67,899	37,171
Cumulative effect of accounting change, net of income taxes	(408)	—	—	(6,435)	—

Net income (loss)	(323,260)	31,684	65,804	61,464	37,171

Other comprehensive income (loss), net of tax	585	(7,139)	12,872	—	—

Comprehensive income (loss)	$(322,675)	$24,545	$78,676	$61,464	$37,171

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$(4.76)	$0.74	$1.70	$1.76	$1.01
Cumulative effect of accounting change	(0.01)	—	—	(0.16)	—

Net income (loss)	$(4.77)	$0.74	$1.70	$1.60	$1.01

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$(4.76)	$0.74	$1.68	$1.73	$0.96
Cumulative effect of accounting change	(0.01)	—	—	(0.16)	—

Net income (loss)	$(4.77)	$0.74	$1.68	$1.57	$0.96

Weighted average common shares outstanding
Basic	67,807	42,900	38,732	38,507	36,758
Diluted	67,807	43,004	39,214	39,250	38,597
Cash flow data
Net cash provided by operating activities	$47,215	$52,138	$106,792	$117,674	$67,818
Capital expenditures	$55,256	$57,169	$197,155	$198,060	$194,253
Balance sheet data
Current assets	$265,006	$112,475	$85,790	$74,155	$45,710
Total assets	$690,588	$914,214	$868,221	$679,026	$478,838
Current liabilities	$110,270	$65,783	$63,507	$59,195	$36,989
Long-term debt and capital lease obligations	$85,445	$198,866	$246,803	$157,256	$84,404
Stockholder’s equity	$479,297	$559,214	$475,123	$400,614	$323,104
Working capital	$154,736	$46,692	$22,283	$14,960	$8,721

(in thousands, except where noted)	2003	2002	2001	2000	1999
OPERATING AND COST DATA
Consolidated:
Ounces produced
Palladium	450	476	405	330	315
Platinum	134	141	121	100	94

Total	584	617	526	430	409

Tons milled	1,185	1,257	829	678	689
Mill head grade (ounce per ton)	0.53	0.54	0.66	0.69	0.66
Sub-grade tons milled (1)	84	74	65	78	—
Sub-grade mill head grade (ounce per ton)	0.20	0.17	0.21	0.23	—
Total tons milled (1)	1,269	1,331	894	756	689
Combined mill head grade (ounce per ton)	0.51	0.52	0.63	0.64	0.66
Total mill recovery (%)	91	90	90	89	89
Total operating costs per ounce	$249	$256	$230	$223	$178
Total cash costs per ounce (2), (3)	$283	$287	$264	$264	$198
Total production costs per ounce (2), (3)	$354	$351	$311	$305	$231
Total operating costs per ton milled	$115	$119	$130	$127	$106
Total cash costs per ton milled (2), (3)	$130	$133	$149	$150	$118
Total production costs per ton milled (2), (3)	$163	$163	$175	$173	$138

Stillwater Mine:
Ounces produced
Palladium	328	379	388	330	315
Platinum	100	113	116	100	94

Total	428	492	504	430	409

Tons milled	730	892	829	678	689
Mill head grade (ounce per ton)	0.62	0.60	0.66	0.69	0.66
Sub-grade tons milled (1)	84	55	65	78	—
Sub-grade mill head grade (ounce per ton)	0.20	0.16	0.21	0.23	—
Total tons milled (1)	814	947	894	756	689
Combined mill head grade (ounce per ton)	0.58	0.58	0.63	0.64	0.66
Total mill recovery (%)	91	90	90	89	90
Total operating costs per ounce	$231	$235	$230	$223	$178
Total cash costs per ounce (2), (3)	$262	$263	$264	$264	$198
Total production costs per ounce (2), (3)	$322	$318	$311	$305	$231
Total operating costs per ton milled	$121	$122	$130	$127	$106
Total cash costs per ton milled (2), (3)	$138	$137	$149	$150	$118
Total production costs per ton milled (2), (3)	$169	$165	$175	$173	$138

East Boulder Mine:
Ounces produced
Palladium (4)	122	97	17	—	—
Platinum (4)	34	28	5	—	—

Total (4)	156	125	22	—	—

Tons milled (4)	455	365	85	—	—
Mill head grade (ounce per ton) (4)	0.39	0.39	0.31	—	—
Sub-grade tons milled (1)	—	19	—	—	—
Sub-grade mill head grade (ounce per ton)	—	0.20	—	—	—
Total tons milled (1), (4)	455	384	85	—	—
Combined mill head grade (ounce per ton) (4)	0.39	0.38	0.31	—	—
Total mill recovery (%) (4)	89	88	92	—	—
Total operating costs per ounce	$299	$335	$—	$—	$—
Total cash costs per ounce (2), (3)	$343	$381	$—	$—	$—
Total production costs per ounce (2), (3)	$441	$478	$—	$—	$—
Total operating costs per ton milled	$103	$110	$—	$—	$—
Total cash costs per ton milled (2), (3)	$118	$125	$—	$—	$—
Total production costs per ton milled (2), (3)	$151	$156	$—	$—	$—

(in thousands, except where noted)	2003	2002	2001	2000	1999
SALES AND PRICE DATA
Ounces sold (000)
Palladium	459	469	391	324	314
Platinum	131	143	114	100	94

Total	590	612	505	424	408

Average realized price per ounce (5)
Palladium	$352	$436	$570	$560	$372
Platinum	$602	$511	$498	$481	$383
Combined (6)	$408	$454	$554	$541	$375
Average market price per ounce (5)
Palladium	$201	$338	$604	$680	$358
Platinum	$691	$539	$529	$544	$377
Combined (6)	$315	$384	$586	$649	$362

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only. Prior period amounts have been adjusted to conform with the current year presentation.

(2)	Total cash costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead, taxes other than income taxes, royalties and credits for metals produced other than palladium and platinum). Total production costs include total cash costs plus depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment writedowns, restructuring costs, Norilsk transaction expenses and interest income and expense are not included in either total cash costs or total production costs.

(3)	Cash cost per ton and cash cost per ounce represent non-U.S. Generally Accepted Accounting Principles (GAAP) measurements that management uses to monitor and evaluate the performance of its mining operations. Management believes cash costs per ounce and per ton provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as provide a meaningful basis to compare our results with those of other mining companies and other mining operating properties. See table “Reconciliation of Non-GAAP measures to cost of revenues.”

(4)	The ounces recovered and tons milled from the East Boulder Mine during 2001 were generated from construction and development activities. Proceeds generated from the ounces during 2001 were credited against capital mine development in 2001. Costs incurred for the mining of these tons during 2001 were charged to capital mine development in 2001.

(5)	The company’s average realized price represents revenues which include the impact of contract floor and ceiling prices and hedging gains and losses realized on commodity instruments and exclude contract discounts, divided by ounces sold. The average market price represents the average London PM Fix for the actual months of the period.

(6)	The company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the refinery.

Reconciliation of Non-GAAP measures to cost of revenues

     Cash cost per ton and cash cost per ounce represent Non-GAAP measurements that management uses to monitor and evaluate the performance of its mining operations. Management believes cash costs per ounce and per ton provide an indicator of potential profitability and efficiency at each location and on a consolidated basis, as well as provide a meaningful basis to compare our results with those of other mining companies and other mining operating properties.

(in thousands, except where noted)	2003	2002	2001	2000	1999
Consolidated:
Total operating costs	$145,381	$157,649	$116,097	$95,809	$72,790
Total cash costs	$165,457	$177,175	$132,810	$113,272	$81,178
Total production costs	$206,758	$216,673	$156,822	$131,087	$94,924
Divided by total ounces	584	617	504	430	409
Divided by total tons milled	1,269	1,331	894	756	689
Total operating cost per ounce	$249	$256	$230	$223	$178
Total cash cost per ounce	$283	$287	$264	$264	$198
Total production cost per ounce	$354	$351	$311	$305	$231
Total operating cost per ton milled	$115	$119	$130	$127	$106
Total cash cost per ton milled	$130	$133	$149	$150	$118
Total production cost per ton milled	$163	$163	$175	$173	$138
Reconciliation to cost of revenues:
Total operating costs	$145,381	$157,649	$116,097	$95,809	$72,790
Royalties, taxes and other	20,076	19,526	16,713	17,463	8,388

Total cash costs	165,457	177,175	132,810	113,272	81,178
Asset retirement costs	342	508	290	192	189
Depreciation and Amortization	40,959	38,990	23,722	17,623	13,557

Total production costs	206,758	216,673	156,822	131,087	94,924
Change in product inventory	7,115	(6,669)	922	(10,113)	(1,747)
(Gain) or loss on sale of assets and other costs	94	1	408	551	(225)

Total cost of revenues	$213,967	$210,005	$158,152	$121,525	$92,952

Stillwater Mine:
Total operating costs	$98,669	$115,561	$116,097	$95,809	$72,790
Total cash costs	$111,885	$129,355	$132,810	$113,272	$81,178
Total production costs	$137,811	$156,592	$156,822	$131,087	$94,924
Divided by total ounces	428	492	504	430	409
Divided by total tons milled	814	947	894	756	689
Total operating cost per ounce	$231	$235	$230	$223	$178
Total cash cost per ounce	$262	$263	$264	$264	$198
Total production cost per ounce	$322	$318	$311	$305	$231
Total operating cost per ton milled	$121	$122	$130	$127	$106
Total cash cost per ton milled	$138	$137	$149	$150	$118
Total production cost per ton milled	$169	$165	$175	$173	$138
Reconciliation to cost of revenues:
Total operating costs	$98,669	$115,561	$116,097	$95,809	$72,790
Royalties, taxes and other	13,216	13,794	16,713	17,463	8,388

Total cash costs	111,885	129,355	132,810	113,272	81,178
Asset retirement costs	280	322	290	192	189
Depreciation and Amortization	25,646	26,915	23,722	17,623	13,557

Total production costs	137,811	156,592	156,822	131,087	94,924
Change in product inventory	6,155	(287)	922	(10,113)	(1,747)
(Gain) or loss on sale of assets and other costs	52	2	408	551	(225)

Total cost of revenues	$144,018	$156,307	$158,152	$121,525	$92,952

(in thousands, except where noted)	2003	2002	2001	2000	1999
East Boulder Mine:
Total operating costs	$46,712	$42,088	$—	$—	$—
Total cash costs	$53,572	$47,820	$—	$—	$—
Total production costs	$68,947	$60,081	$—	$—	$—
Divided by total ounces	156	125	—	—	—
Divided by total tons milled	455	384	—	—	—
Total operating cost per ounce	$299	$335	$—	$—	$—
Total cash cost per ounce	$343	$381	$—	$—	$—
Total production cost per ounce	$441	$478	$—	$—	$—
Total operating cost per ton milled	$103	$110	$—	$—	$—
Total cash cost per ton milled	$118	$125	$—	$—	$—
Total production cost per ton milled	$151	$156	$—	$—	$—
Reconciliation to cost of revenues:
Total operating costs	$46,712	$42,088	$—	$—	$—
Royalties, taxes and other	6,860	5,732	—	—	—

Total cash costs	53,572	47,820	—	—	—
Asset retirement costs	62	186	—	—	—
Depreciation and Amortization	15,313	12,075	—	—	—

Total production costs	68,947	60,081	—	—	—
Change in product inventory	960	(6,382)	—	—	—
(Gain) or loss on sale of assets and other costs	42	(1)	—	—	—

Total cost of revenues	$69,949	$53,698	$—	$—	$—

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the company’s Consolidated Financial Statements and Notes, included elsewhere in this report, and the information contained in “Selected Financial and Operating Data.”

EXECUTIVE SUMMARY

     Two overriding factors have heavily influenced the company in recent years and will continue to affect the company in the future: the volatility of metal prices and the company’s high unit cost structure. As to metal prices, they are dictated by market forces beyond the control of the company. As to its unit cost structure, the company has experienced difficulty meeting production targets, achieving sufficient cost efficiencies and realizing anticipated ore grades. In addition, the company must spend significant amounts of capital annually to maintain sufficient developed areas of the mines to maintain production.

     In 1998, the company entered long-term sales contracts which, in some cases extend to 2010, and cover the majority of the mines’ production. These contracts have floor prices which, in recent years, have been higher than market prices and higher than the company’s total cash requirements including capital. These contracts have allowed the company to continue to generate operating profits in low pricing environments. If not extended or modified, as to which there can be no assurance, these contracts will expire by 2010. At that time, the company could be fully subject to market prices and the absence of these contracts could negatively affect the company’s operating results.

     The determination to build a second mine at East Boulder was made in 1998, a time when palladium prices were rising, and forecast to go higher. The financing of East Boulder was largely done through available cash and bank borrowings, which, ultimately put a financial strain on the company when combined with higher than anticipated capital costs for construction and development. In recent years the company was obliged to amend its credit agreement on numerous occasions, to seek additional funding through a private placement and to revise its mining plans on several occasions in an effort to optimize its production in light of financial limitations. Ultimately, the company sought a financial partner and considered numerous alternatives. The company’s process led to the stock purchase transaction whereby Norilsk Nickel acquired 50.8% of the company through the acquisition of new common shares. Norilsk Nickel subsequently completed a cash tender offer thereby increasing their ownership to 55.5%. The company believes that it has adequate liquidity for its contemplated needs in view of the cash and palladium received in connection with the share issuance in the Norilsk Nickel transaction. The palladium is expected to be sold over the next two years, at close to market prices at the time of sale, with the banks having the option under the credit agreement to receive 50% of the cash proceeds.

     The asset impairment charge taken at the end of 2003 was precipitated by a decline in reported ore reserves. The value which the assets were written down to reflects the decreased, and continuing low, palladium price, the high cost structure of the company and uncertainty about the company’s ability to obtain favorable long-term sales contracts beyond 2010.

     In looking to the future, the company’s primary focus will be on profitability. Reducing its costs in relation to revenue from production will continue to be a priority. The company expects to continually review alternative opportunities to increase revenue and profitability, including promoting new uses for palladium. While automobile catalytic converters and jewelry have been the largest consumers of PGM’s, the company desires to explore other uses on a worldwide basis.

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

     The ore grade of the company’s ore reserves is an average of the composite of all samples. As is common in an underground mine, the grade mined and the recovery rate achieved will vary depending on the area being mined. In particular, mill head grade can be expected to vary by up to 10% depending on the area of the mine where extraction is occurring. During 2003, 2002 and 2001, the average mill head grade of total tons processed from the Stillwater Mine was 0.58, 0.58, and 0.63, ounce of PGMs per ton of ore, respectively. The East Boulder Mine commenced commercial production in 2002. During 2003 and 2002 the average mill head grade of total tons processed from the East Boulder Mine was 0.39 and 0.38 ounce of PGMs per ton of ore, respectively. During 2001, comparable mill head grade for the East Boulder Mine was 0.31 ounce per ton, however, the proceeds of all production of PGM’s was credited against capitalized mine development as the mine was in the pre-production phase.

     During 2003, the company’s operations produced a total of 584,000 ounces, which included 450,000 ounces of palladium and 134,000 ounces of platinum. PGM production decreased 5% from 2002, and was 5% below the company’s forecast PGM production for 2003. In 2002, the company increased the level of production at the Stillwater Mine in an area of the mine known as the upper west. The ore grade from the upper west was lower than the grade for the other ore mined by the company, thus impacting the company’s ability to produce ore in line with its prior forecasts. In addition, production was affected by issues arising from increased MSHA enforcement activity, which primarily dealt with machinery noise levels, new interpretations of standards and renewed emphasis on explosives use and handling driven by directives from the U.S. Department of Homeland Security.

CAPITALIZED MINE DEVELOPMENT

     Mine development expenditures incurred to date to increase existing production, develop new orebodies or develop mineral property substantially in advance of production have been capitalized and amortized using a units-of-production method based upon the proven and probable reserves. Mine development expenditures consist of a vertical shaft, multiple surface adits and underground infrastructure development including footwall laterals, ramps rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. Many such facilities are required not only for current operations, but also for all future planned operations. Accordingly, these costs are generally amortized based upon the company’s estimated proven and probable ore reserves.

     The company recorded an impairment charge as of December 31, 2003. The carrying value of the Stillwater Mine, the East Boulder Mine and processing facilities in Columbus, Montana were reduced to their fair market value. This adjusted carrying amount will become the new cost basis for depreciation and amortization calculation.

     Through December 31, 2003, the company calculated amortization of capitalized mine development by the application of an amortization rate to current production. The amortization rate is based upon un-amortized expenditures, net of impairment charges, and proven and probable ore reserves, as defined by the Securities and Exchange Commission industry guidelines, as of the beginning of the period. Capital expenditures are added to un-amortized capitalized cost as the assets are placed into service. Changes in proven and probable ore reserves are accounted for, in the calculation of the amortization rate, as a prospective change in estimate. Proven and probable ore reserves and the further benefit of capitalized mine development expenditures are based on significant management assumptions. Any changes in these assumptions, such as a change in the mine plan or a change in estimates of proven and probable reserves, could have material effect on the expected period of benefit resulting in a potentially significant change in the amortization rate and/or the valuations of related assets. Additional capital expenditures will be required to access the company estimated probable ore reserves. These anticipated capital expenditures, are not included in the current calculation of depreciation and amortization.

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

     As a result of the asset impairment recorded in 2003, the company reviewed its amortization rate. Beginning in 2004, costs incurred for the development of footwall laterals and ramps will be amortized using the units of production method based upon proven and probable ore reserves within an immediate and relevant vicinity of these infrastructure developments resulting in such costs being amortized over only a portion of the proven and probable reserves. Previously, these additional expenditures have been amortized based upon the company’s estimated proven and probable ore reserves. This change is expected to result in amortization of these costs over a period of 4 to 10 years as compared to amortization based on the total proven and probable ore reserve. While these infrastructure developments have continuing value for the life of the mine, this change is believed to more closely reflects the economics of these development expenditures incurred to access specific reserves. The company’s proven reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Additional capital expenditures will be required to access the company’s estimated probable ore reserves. These anticipated capital expenditures are not included in the current calculation of depreciation and amortization.

     Because of the change in ore reserves, the impairment charge and the new amortization method for future development costs, depreciation and amortization will be effected for the year 2004 as follows: (i) the impairment charge reduced the carrying value of the East Boulder Mine, the Stillwater Mine and the processing and other facilities; the lower book value will result in reduced depreciation and amortization charges in 2004, (ii) the lower level of reserves, over which certain costs are amortized, will result in a higher charge for depreciation and amortization in 2004, and (iii) the amortization of certain post 2003 mine development expenses over a shorter period, will result in a higher depreciation and amortization charge in 2004.

     It is estimated the depreciation and amortization charge for 2004 will be approximately $60 to $65 per ounce. This compares to approximately $76 per ounce had the impairment adjustments described above not occurred and $71 per ounce, $64 per ounce and $47 per ounce in the years 2003, 2002 and 2001, respectively.

REVENUE

     The company’s revenue and earnings are significantly influenced by worldwide prices of palladium and platinum, which can be volatile and over which the company has no control. Sales to three significant customers represented approximately 98%, 97% and 96% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Sales to these customers were pursuant to long-term sales contracts which provide floor and ceiling price structures. For a description of these contracts see “Business and Properties-Current Operations – Sales and Hedging Activities.” Although the company sells its metals to a small number of customers and brokers, the company could, if the need were to arise, readily sell its metal on PGM markets throughout the world.

     From time to time, the company uses basic hedging techniques involving fixed forwards, cashless put and call option collars and financially settled forwards, in an attempt to lock in prices for its production, benefit from price increases or protect against price decreases for a portion of its production within the floor and ceiling prices which exist in the long-term sales contracts. Terminal markets exist for both metals and prices are established as metal is traded each day. Such hedging contracts may preclude the company from obtaining the benefit of increased market prices for its contracted metals. As a result of the company’s hedging activities, the company’s revenues were favorably impacted in 2002 and 2001 by $9.2 million and $5.5 million, respectively. There were no recognized gains or losses on hedging transactions during 2003. See “Business and Properties — Sales and Hedging Activities.”

     The company may continue to use forward contract and put and call option strategies to manage the potential negative effects of metal price volatility on its financial results. During 2003, the company entered into fixed forwards that were accounted for as cash-flow hedges. All of these transactions settle in the first three months of 2004. The unrealized loss on these instruments due to changes in metal prices was $0.9 million ($0.5 million, net of tax) at December 31, 2003. The company’s put and call options are financially settled at maturity. There were no put or call options outstanding at December 31, 2003. The company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the company’s hedge contract prices by a predetermined margin limit.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     PGM Production. During 2003, the company produced approximately 584,000 ounces of palladium and platinum, which included 450,000 ounces of palladium and approximately 134,000 ounces of platinum, compared with approximately 617,000 ounces which included 476,000 ounces of palladium and approximately 141,000 ounces of platinum during 2002. The decrease is due to the Stillwater Mine’s lower mined production levels of 14% which was partially offset by a 25% increase in production at the East Boulder Mine. The Stillwater Mine produced approximately 428,000 ounces of palladium and platinum, consisting of 328,000 ounces of palladium and 100,000 ounces of platinum during 2003 and the East Boulder Mine produced approximately 156,000 ounces consisting of 122,000 ounces of palladium and 34,000 ounces of platinum during 2003.

     Revenues. Revenues were $240.2 million for the year ended December 31, 2003, compared with $275.6 million in 2002, a 13% decrease, and were the result of a decrease in combined realized PGM prices of 10%, and by a 4% decrease in the quantity of metal sold.

     Palladium sales decreased to approximately 459,000 ounces in 2003 from approximately 469,000 ounces in 2002. Platinum sales decreased to approximately 131,000 ounces in 2003 from approximately 143,000 ounces in 2002. As a result, the total quantity of metal sold decreased 4% to approximately 590,000 ounces in 2003 from approximately 612,000 ounces in 2002.

     The company has long-term contracts with its customers for the majority of the production of the mines. These contracts have floor and ceiling prices which mitigate somewhat the price volatility evident in PGM markets.

     The company’s combined average realized price per ounce of palladium and platinum sold in 2003 decreased 10% to $408 per ounce, compared to $454 per ounce in 2002. The combined average market price, as determined in the PGM markets, decreased 18% to $315 per ounce in 2003, compared with $384 per ounce in 2002. The company’s average realized price per ounce of palladium was $352 per ounce in 2003, a 19% decrease, compared to $436 per ounce for 2002, while the average market price decreased 41% to $201 per ounce in 2003 from $338 per ounce in 2002. The company’s average realized price of platinum sold was $602 per ounce in 2003, compared with $511 per ounce in 2002, while the platinum average market price was $691 per ounce in 2003 compared to $539 per ounce in 2002.

     Production Costs. Total consolidated cash costs per ounce produced in the year ended December 31, 2003 decreased $4, or 1%, to $283 per ounce from $287 per ounce in the year ended December 31, 2002. The decrease in total consolidated cash costs per ounce is attributed partially to cost cutting measures implemented by the company and partially to the 25% increase in production at the East Boulder Mine.

     Total consolidated production costs per ounce in the year ended December 31, 2003 increased $3, or 1%, to $354 per ounce from $351 per ounce in the year ended December 31, 2002. The increase is due to the $4 decrease in total cash costs per ounce, primarily related to lower mining costs per ounce at the East Boulder Mine offset by an increase in depreciation and amortization costs of $7 per ounce.

     Expenses. General and administrative expenses increased $0.3 million, or 2%, during the year ended December 31, 2003 primarily due to higher corporate administration expense. The increase of $3.0 million of Norilsk Nickel transaction related expenses was for costs recorded in the second quarter relating to the transaction with Norilsk Nickel. These costs are not expected to reoccur.

     During the year ended December 31, 2003, the company revised its estimate of accrued restructuring costs as a result of negotiations of certain termination clauses of construction contracts which had been cancelled. The company made adjustments to reduce the accrual by $1.0 million and $7.0 million during 2003 and 2002, respectively. During 2002, the company increased its restructuring accrual by $1.1 million to reflect the decision to eliminate six management positions, which resulted in a net increase in pre-tax income of $5.9 million in 2002.

     Interest expense remained constant due to the company’s higher loan costs in 2003 on its credit facility, offset by the decrease in debt as a result of the Norilsk Nickel transaction (see Note 12). The higher loan costs are a result of obtaining amendments to the credit agreement.

     Impairment Charge. The company follows Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (considering current and historical prices, long-term sales contract prices, price trends and related factors), production levels, capital and reclamation expenditures, all based on life-of-mine plans and projections.

     The company disclosed in its quarterly report on Form 10-Q for the quarter ended September 30, 2003 that a continuation of palladium prices, at then low levels, would lead to asset impairment writedowns and a reduction of ore reserves which could be material. The company disclosed that the timing of such writedown or reduction in ore reserves would be evaluated in light of palladium prices and other matters.

     Ore reserves are determined on an annual basis, and concurrently, mine plans and operating budgets are updated. The East Boulder Mine ore reserve at year-end 2003 increased 4% in contained ounces from that reported at year-end 2002. However, the Stillwater Mine ore reserve at year-end 2003 decreased 16% in contained ounces from that reported at year-end 2002. Overall the company’s estimated contained ounces declined by 7%. The company’s ore reserve determination for 2003 calculated at December 31, 2003 was ultimately bounded by geologic certainty and largely unaffected by price. Instead, the 2003 changes were adjustments for material mined, additions for extension of mine workings and drilling during 2003 and changes in mine plans and estimates.

     The year-end 2003 change in ore reserves at the Stillwater Mine prompted an impairment review of the carrying values of the company’s mine properties. The review determined that company investments in property, plant and equipment at the Stillwater Mine and East Boulder Mine were impaired. Consequently, the company performed a fair market value assessment of the assets and recorded an asset impairment charge of $390.3 million reducing the carrying value of the properties to their fair market value, as required. The impairment charge consists of $176.7 million at the Stillwater Mine, $178.0 million at the East Boulder Mine and $35.6 million at the processing and other facilities, reducing the carrying value of Stillwater Mine to $228.6 million, East Boulder Mine to $150.0 million and the processing and other facilities to $40.9 million. The company engaged an independent appraiser, Behre Dolbear, who utilized traditional mine valuation techniques including discounted cash flow analysis for purposes of determining fair market value.

     The resulting net carrying value of the company’s mining assets as of December 31, 2003 and 2002 is as follows:

	2003			2002
	Before
	Impairment	Impairment
(in thousands)	Charge	Charge	Net Book Value	Net Book Value
Stillwater Mine	$405,331	$176,739	$228,592	$385,317
East Boulder Mine	328,053	178,036	150,017	328,974
Processing Assets	71,343	34,761	36,582	76,049
Other Assets	5,096	759	4,337	3,679

	$809,823	$390,295	$419,528	$794,019

     The reduction in carrying value of these mining assets is not expected to impact the company’s employees, mine operations, smelting and refinery operations, delivery of PGMs to customers or compliance with the covenants of the company’s bank credit facility.

     Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions such as PGM prices, lower than expected recoverable ounces, and/or the company’s operating performance could have a material effect on the company’s determination of ore reserves, or its ability to recover the carrying amounts of its long lived assets resulting in potential additional impairment charges.

     Income Taxes. The company reported an income tax benefit of $74.9 million or 18.8% of pre-tax loss for the year ended December 31, 2003 compared to an income tax provision of $8.9 million for the year ended December 31, 2002. The tax benefit is comprised of a $161.9 million benefit offset by a $70.3 million provision for a valuation allowance of the amount of the company’s net deferred tax assets. The tax benefit is further offset by a reduction of deferred tax asset of $16.7 million resulting from a limitation on the company’s net operating loss carry forwards attributed to the ownership change resulting from the Norilsk Nickel transaction (see Note 12). This compares to an income tax provision of $8.9 million, or 22.0% of pre-tax earnings for the year ended December 31, 2002. The change in the effective tax rate was primarily due to a reduction in taxable income from mining that limits the company’s statutory depletion for tax purposes, the reversal of timing differences resulting from the asset impairment charges and the valuation allowance provided for the net deferred tax assets (see Note 11).

     Other Comprehensive Income (Loss), net of tax. For the year of 2003, other comprehensive income (loss), net of tax, included a decline in the market value of commodity instruments of $0.5 million and of the interest rate swaps of $0.3 million offset by reclassification adjustments to interest expense of $1.5 million. For the same period of 2002, other comprehensive loss of $7.1 million net of tax, included a decline in the market value on commodity instruments of $0.2 million and a decline in the market value of the interest rate swaps of $2.3 million. Other comprehensive loss in 2002 also includes reclassification adjustments to earnings of $5.6 million associated with deferred gains on commodity instruments offset by $0.9 million associated with losses on interest rate swaps.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     PGM Production. During 2002, the company produced approximately 476,000 ounces of palladium and approximately 141,000 ounces of platinum, respectively, compared with approximately 388,000 ounces of palladium and approximately 116,000 ounces of platinum during 2001, which excludes the development ounces recovered from the East Boulder Mine in 2001 of approximately 17,000 ounces of palladium and 5,000 ounces of platinum. The increase was primarily due to the East Boulder Mine, which commenced commercial production in 2002 and produced 97,000 ounces of palladium and 28,000 ounces of platinum in 2002. This was partially offset by a 2% decrease in production at the Stillwater Mine primarily due to the lower mill head grade as a result of an increased emphasis in mining the upper west area, which produced 379,000 ounces of palladium and 113,000 ounces of platinum in 2002.

     The company’s PGM production increased 113,000 ounces from 2001, or 22%, but was 23,000 ounces, or 3.6% below the company’s September 4, 2002 revised forecast PGM production for 2002. At the Stillwater Mine, the production shortfall was a result of an industrial relations problem experienced during the third quarter of 2002, interruptions arising from increased MSHA enforcement activity during the fourth quarter of 2002 and a lower ore grade than plan as a result of mining in the upper west area. At the East Boulder Mine, production was affected by ore grade, which was below the company’s target.

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

     The company has long-term contracts with its customers for the majority of the production of the mines. These contracts have floor and ceiling prices which mitigate somewhat the volatility evident in PGM markets.

     The company’s combined average realized price per ounce of palladium and platinum sold in 2002 decreased 18% to $454 per ounce, compared to $554 per ounce in 2001. The combined average market price, as determined in the PGM markets, decreased 34% to $384 per ounce in 2002, compared with $586 per ounce in 2001. The company’s average realized price per ounce of palladium was $436 per ounce in 2002, compared to $570 per ounce for 2001, while the average market price decreased 44% to $338 per ounce in 2002 from $604 per ounce in 2001. The company’s average realized price per ounce of platinum sold was $511 per ounce in 2002, compared with $498 per ounce in 2001. The platinum average market price was $539 per ounce in 2002 compared to $529 per ounce in 2001.

     Production Costs. Total consolidated cash costs per ounce produced in the year ended December 31, 2002 increased $23, or 9%, to $287 per ounce from $264 per ounce in the year ended December 31, 2001. The increase in total consolidated cash costs per ounce is attributed to a $22 per ounce increase in total cash cost primarily related to placing the East Boulder Mine into commercial production in 2002 and lower production ounces at the Stillwater Mine due to lower grade.

     Total consolidated production costs per ounce in the year ended December 31, 2002 increased $40, or 13%, to $351 per ounce from $311 per ounce in the year ended December 31, 2001. The increase is due to the $23 increase in total cash costs per ounce and an increase in depreciation and amortization costs of $17 per ounce, due to lower production ounces at the Stillwater Mine and the impact of placing the East Boulder Mine assets into commercial production during 2002, combined with changes in ore reserve estimates used in calculating depreciation.

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

     Other Comprehensive Loss. For the year ended December 31, 2002, other comprehensive loss of $7.1 million, net of tax, includes a decline in the market value of the interest rate swaps of $2.3 million and a decline in the market value of commodity instruments of $0.2 million. Other comprehensive loss also includes reclassification adjustments to earnings of $5.6 million associated with deferred gains on commodity instruments and $0.9 million associated with losses on interest rate swaps. For 2002, the company recorded other comprehensive income of $12.9 million, net of tax, due to the increase in the market value of commodity derivative instruments of $16.5 million, off set by reclassification adjustments to earnings of $3.6 million associated with the gains realized on commodity instruments.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at December 31, 2003 was $154.7 million, compared to $46.7 million at December 31, 2002. The ratio of current assets to current liabilities was 2.4 at December 31, 2003, compared to 1.7 at December 31, 2002. The improved ratio is attributable to the Norilsk Nickel transaction which resulted in the company receiving cash proceeds, after debt reduction, of $50 million and palladium inventory valued at $148.2 million.

     For the year ended December 31, 2003, net cash provided by operations was $47.2 million compared to $52.1 million for 2002. The decrease of $4.9 million was primarily a result of decreased net income of $354.9 million, an increase in non-cash expenses of $320.9 million, a decrease in the payments on the restructuring accrual of $2.8 million and an increase in net operating assets and liabilities of $26.3 million.

     A net total of $55.3 million of cash was used in investing activities in 2003, compared to a net total of $55.9 million in 2002, a decrease of $0.6 million. The decrease of $0.6 million is primarily due to a reduction of capital expenditures attributed to the company’s focus on reducing its capital expenditures. The company expects to invest approximately $80.8 million in capital items in 2004. The increase in 2004 is primarily due to increased production levels at the East Boulder Mine from 1,200 tons per day, to approximately 1,650 tons per day, additional capital investment of metallurgical facilities related to East Boulder’s increased production levels and the capital expenditures related to smelter furnace re-brick.

     For the year ended December 31, 2003, cash flow from financing activities was $29.6 million compared to $14.8 million for the year ended December 31, 2002. The cash provided by financing activities in 2003 were primarily attributed to net proceeds of $90.2 million from the Norilsk Nickel stock purchase transaction, offset by payments of $59.2 million on the company’s credit facility and payments for debt issuances costs of $1.6 million. For the same period of 2002, cash flow from financing activities of $14.8 million was primarily attributed to net proceeds of $56.0 million from the stock purchase transaction, offset by payments of $38.6 million on the company’s credit facility. At December 31, 2003, cash and cash equivalents had increased by $21.6 million to $47.5 million, compared with an increase of $11.0 million to $25.9 million at December 31, 2002.

     At December 31, 2003, the company’s available cash was $47.5 million and it had $128.5 million outstanding under its term loan facility. Letters of credit of $7.5 million were outstanding under the revolving credit facility. During 2004, the company will be required to make total payments of approximately $2.0 million in principal reductions to its debt which includes $1.4 million in scheduled principal payments on the outstanding borrowings under the credit facility. The company will also be required to pay approximately $13.9 million in total interest payments.

     At December 31, 2003, the company owned 877,169 ounces of palladium inventory received on June 23, 2003 in the Norilsk Nickel stock transaction. The inventory is carried on the balance sheet at $169 per ounce, which results in a carrying value $148.2 million. At December 31, 2003 the palladium market price was $195 per ounce. In the first quarter of 2004, the company announced that it had entered into contracts or had reached understandings, under which all of the palladium will be sold at close to market prices at the time of sale. The company is required to offer 50% of the proceeds from the sale of the inventory to repay loans under the company’s credit agreement. The lenders are not obligated to accept the pre-payment amount. If the lenders do not accept the prepayment, the company retains the cash but availability under the revolving credit facility is reduced by the amount of the prepayment not accepted.

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

     As of December 31, 2003, the company has $128.5 million outstanding under the Term B facility bearing interest at a variable rate of 7.25%. During 2003, the company obtained a letter of credit in the amount of $7.5 million, which reduces amounts available under the revolving credit facility at December 31, 2003. The letter of credit carries an annual fee of 4.0%. The revolving credit facility requires an annual commitment fee of 0.5% on the remaining unadvanced amount. Of the $25 million revolving credit facility, $17.5 million remains available to the company. This revolving credit facility will be reduced in circumstances where lenders are offered a prepayment but do not accept the prepayment. (see below)

     The loans are required to be prepaid from excess cash flow, proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Proceeds of the term loan facility were used to finance a portion of the company’s expansion plan. Proceeds of the revolving credit facility are being used for general corporate and working capital needs. Substantially all the property and assets of the company and its subsidiaries and the stock of the company’s subsidiaries are pledged as security for the credit facility. The Term B facility bears interest at LIBOR, subject to a 2.5% minimum, plus a margin of 4.75% or an alternate base rate plus a margin of 3.25%.

     Pursuant to the terms of the credit facility the company was required to apply $50.0 million of the $100.0 million cash proceeds received in the Norilsk Nickel transaction (see Note 12) to prepay its term loans. Consequently, the Term A facility was paid in full on June 30, 2003. In addition, in accordance with the terms of the credit agreement, the company is required to offer 50% of the net proceeds from the sale of palladium received in the Norilsk Nickel transaction (see Note 12) to further prepay its term loans. Accordingly, $74.1 million of the long-term debt has been classified as a current liability. The lenders are not obligated to accept the offer for prepayment. If lenders do not accept the prepayment, the company retains the cash but the availability under the revolving credit facility is reduced by the amount of the prepayment not accepted. The Term B facility final maturity date is December 31, 2007. The final maturity date of the revolving credit facility is December 30, 2005.

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

     Events of default in the credit facility include: (1) a cross-default to other indebtedness of the company; (2) any material modification to the life-of-mine plans; (3) a change of control of the company other than the Norilsk Nickel transaction (see Note 12); (4) the failure to maintain agreed-upon annual PGM production levels; and (5) any breach or modification of any of the sales contracts. The company expects to refinance the credit facility in 2004. The company is in compliance with its debt covenants at December 31, 2003.

     Management believes with access to draw upon the $17.5 million available under the revolving credit facility, together with the cash on hand and expected to be generated from operations, including the sale of a portion of the palladium inventory received in the Norilsk Nickel transaction, will be adequate to meet the company’s liquidity needs through 2004.

     The required principal payments for the Term B facility total $1.4 million in 2004 and 2005, $60.8 million in 2006 and $65.0 million in 2007. Any outstanding balance under the revolving credit facility will be due in its entirety on December 30, 2005.

CONTRACTUAL OBLIGATIONS

     The company is obligated to make future payments under various contracts such as debt agreements and capital lease agreements. The following table represents certain of our significant contractual cash obligations and other commercial commitments as of December 31, 2003:

(in thousands)	2004	2005	2006	2007	2008	Thereafter	Total
Term B Facility	$1,350	$1,350	$60,750	$65,002	$—	$—	$128,452
Capital lease obligations, net of interest	445	479	443	424	458	534	2,783
Special Industrial Education Impact Revenue Bonds	140	153	165	178	190	96	922
Exempt Facility Revenue Bonds, net of discount	—	—	—	—	—	29,329	29,329

Total long-term debt and capital leases	1,935	1,982	61,358	65,604	648	29,959	161,486
Other noncurrent liabilities	—	7,147	—	—	—	4,116	11,263

Total	$1,935	$9,129	$61,358	$65,604	$648	$34,075	$172,749

     Debt obligations referred to in the table are presented as due for repayment under the terms of the loan agreements, and before any effect of the sale of palladium acquired in the Norilsk Nickel transaction (see Note 12). Under the terms of the Term B facility, the company is required to offer 50% of the net proceeds of the sale of palladium received in the Norilsk transaction to repay its Term B facility. The lenders are not obligated to accept the offer for repayment. As of December 31, 2003, the company has not sold any of the palladium received in the Norilsk Nickel transaction. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2004 include, workers’ compensation costs, property taxes and severance taxes. Amounts included in other noncurrent liabilities that are anticipated to be paid after 2008 consists of asset retirement obligation costs.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of the company’s future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Such statements include, but are not limited to, comments regarding expansion plans, costs, grade, production and recovery rates, permitting, financing needs, the terms of future credit facilities and capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and compliance, litigation and the palladium and platinum market. Additional information regarding factors which could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” above.

CRITICAL ACCOUNTING POLICIES

Mine Development Expenditures — Capitalization and Amortization

     Mining operations are inherently capital intensive, generally requiring substantial capital investment for the initial and concurrent development and preparation of the mine. Many of these expenditures are necessarily incurred well in advance of actual extraction of ore. Underground mining operations such as those conducted by the company require driving tunnels and sinking shafts that provide access to the underground orebody and construction and development of infrastructure, including electrical and ventilation systems, rail and other forms of transportation, shop facilities, material handling areas and hoisting systems. Ore mining and removal operations require significant underground facilities used to conduct mining operations and to transport the ore out of the mine to processing facilities located above ground.

     Contemporaneously, as ore is mined, additional ongoing development is undertaken to provide access to the extension of the orebody, allowing additional ore to be produced. In addition to the development costs that have been previously incurred, these ongoing development expenditures are necessary to access all ore that is expected to be mined.

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

     Mine development expenditures incurred to date to increase existing production, develop new orebodies or develop mineral property substantially in advance of production are capitalized and amortized using a units-of-production method based upon the proven and probable reserves. Mine development expenditures consist of a vertical shaft, multiple surface adits and underground infrastructure development including footwall laterals, ramps rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. Many such facilities are required not only for current operations, but also for all future planned operations. Accordingly, these costs are generally amortized based upon the company’s estimated proven and probable ore reserves.

     Through December 31, 2003, the company calculated amortization of capitalized mine development by the application of an amortization rate to current production. The amortization rate is based upon un-amortized expenditures, net of impairment charges, and proven and probable ore reserves. Capital expenditures are added to un-amortized capitalized cost as the assets are placed into service. Changes in proven and probable ore reserves are accounted for, in the calculation of the amortization rate, as a prospective change in estimate. Proven and probable ore reserves and the further benefit of capitalized mine development expenditures are based on significant management assumptions. Any changes in these assumptions, such as a change in the mine plan, a change in estimates of proven and probable reserves or a change in economic assumptions could have a material effect on the expected period of benefit resulting in a potentially significant change in the amortization rate and/or the valuations the of related assets. The company’s proven reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Additional capital expenditures will be required to access the company’s estimated probable ore reserves. These anticipated capital expenditures are not included in the current calculation of depreciation and amortization.

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

     As a result of the asset impairment recorded in 2003, the company reviewed its amortization rate. Beginning in 2004, costs incurred for the development of footwall laterals and ramps will be amortized using the units of production method based upon proven and probable ore reserves within an immediate and relevant vicinity of these additional infrastructure developments resulting in such costs then being amortized over only a portion of the proven and probable reserves. The change is expected to result in amortization of these costs over a period of 4 to 10 years as compared to amortization based on total proven and probable ore reserves. While these infrastructure developments have continuing value for the life of the mine, this change is believed to more closely reflects the economics of these development expenditures incurred to access specific reserves.

Asset Impairment

     The company follows Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (considering current and historical prices, long-term sales contracts prices, price trends and related factors), production levels and capital and reclamation expenditures, all based on life of mine plans and projection. If the assets are impaired, a calculation of fair market value is performed, and if fair market value is lower than the carrying value of the assets, the assets are reduced to their fair market value.

     Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions such as PGM prices, lower than expected recoverable ounces, and/or the company’s operating performance could have a material effect on the company’s determination of ore reserves, or its ability to recover the carrying amounts of its long lived assets resulting in potential additional impairment charges. (see Note 4)

Income Taxes

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

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2003 for the portion of the company’s net deferred tax assets for which it is more likely than not that they will not be realized (see Note 11).

Reclamation and Environmental Costs

     Effective January 1, 2003, the company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

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

     The company’s current bonding requirements total approximately $13.2 million at December 31, 2003. The current bond amount is an estimate of reclamation and closure costs. The regulatory agencies review the bonding requirements and reclamation estimates on a 5-year rotation or anytime a major amendment to the operating permits is approved. The company expects that the Stillwater Mine bond will be reviewed and adjusted by the regulatory agencies during 2004. Any differences between the estimated amounts and actual post-closure reclamation and site restoration costs could have a material effect on the company’s estimated liability resulting in a change in the recorded amount. The accrued reclamation liability was approximately $4.1 million at December 31, 2003 (see Note 3).

Hedging Program

     From time to time, the company enters into derivative financial instruments, including fixed forwards, cashless put and call option collars and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the company’s revenue. Prior to the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, these instruments were accounted for as hedges when the instrument is designated as a hedge of the related production and there exists a high degree of correlation between the fair value of the instrument and the fair value of the hedged production. The degree of correlation is assessed periodically for effectiveness or ineffectiveness. In the event that an instrument no longer meets the criteria for hedge designation, any subsequent gain or loss on the instrument is recognized immediately in earnings. Otherwise, gains or losses related to hedging transactions are recognized as adjustments to the revenue recorded for the related production. If an instrument is settled early, any gains or losses are deferred and recognized as adjustments to the revenue recorded for the related hedged production. Costs associated with the purchase of certain hedging instruments are deferred and amortized against revenue related to the hedged production.

     The company accounts for its derivatives in accordance with SFAS No. 133 which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. The company primarily uses derivatives to hedge metal prices and manage interest rate risk. As of December 31, 2003 the outstanding derivatives associated with commodity instruments are valued at an unrealized loss of $0.9 million ($0.5 million, net of tax), and are reported as a component of accumulated other comprehensive income. As of December 31, 2003, the outstanding interest rate swaps are valued at an unrealized loss of $0.3 million, net of tax, and are reported as a component of accumulated other comprehensive income (see Note 14).

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

     The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts apply to the portions of the company’s production over the period through December 2010 and provide for a floor and ceiling price structure. In the first quarter of 2004 the company also entered new sales contracts or had reached understandings, under which all of the 877,169 ounces of palladium will be sold, at close to market prices at the time of sale, over a period of two years primarily for use in automobile catalytic converters. See “Business and Properties- PGM Sales and Hedging Activities” (see Note 13).

     During 2003, the company entered in fixed forwards that were accounted for as cash-flow hedges. These sales of metals from processing secondary materials are sold forward at the time of receipt and delivered against the cash flow hedges when the ounces are recovered. The company expects these transactions to settle in the first three months of 2004. The unrealized loss on these instruments due to changes in metal prices at December 31, 2003 was $0.9 million ($0.5 million net of tax). There was no recognized gain or loss on commodity instruments during 2003. The company utilizes financially settled forwards and cashless put and call option collars. Under financially settled forwards, at each settlement date, the company receives the difference between the forward price and the market price if the market price is below the forward price and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company’s financially settled forwards are settled at maturity. Under cashless put and call option collars, at each settlement, the company receives the difference between the put price and the market price if the market price is below the put price and the company pays the difference between the call price and the market price of the market price is above the call price.

     A period of continuous low commodity prices could have a material adverse effect on the calculation of the company’s ore reserves.

INTEREST RATE RISK

     As of December 31, 2003, the company had $128.5 million outstanding under the Term B facility, bearing interest at a variable rate of 7.25% based on a LIBOR rate of 2.5% plus a spread of 4.75% (see Note 7). During the first quarter of 2002, the company entered into two identical interest rate swap agreements. These swaps fixed the interest rate on $100 million of the company’s debt. The interest rate swap agreements were effective March 4, 2002 and mature on March 4, 2004. The agreements require the company to pay interest at a fixed rate of 3.67% and receive interest at a rate based on London Interbank Offered Rate (LIBOR), which is adjusted on a quarterly basis. The adjusted quarterly rate at December 31, 2003 was 1.18%. The company is exposed to changes in interest rates on the portion of its credit facility in excess of $100 million, since the credit facility carries a variable interest rate based upon LIBOR.

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

     The independent members of the Audit Committee believe that the present composition of the Committee accomplishes all of the necessary goals and functions of an audit committee as recommended by the Blue Ribbon Committee on Improving the Effectiveness of Corporate Audit Committees and adopted by the U.S. stock exchanges and the Securities & Exchange Commission. The Audit Committee has adopted a formal, written charter approved by the full Board of Directors of the company. The charter specifies the scope of the Audit Committee’s responsibilities and how it should carry out those responsibilities. The Audit Committee has reviewed and discussed the audited consolidated financial statements of the company for the fiscal year ended December 31, 2003, with the company’s management. The Audit Committee has discussed with KPMG LLP, the company’s independent public accountants, the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees) as amended by SAS No. 90 (Audit Committee Communications). The Audit Committee has also received the written disclosures from KPMG LLP required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees), has considered whether the provision of non-audit services provided by KPMG LLP to the company is compatible with maintaining KPMG LLP’s independence and has discussed the independence of KPMG LLP with that firm.

     In reliance on the reviews and discussions referred to above, and subject to the limitations on the role and responsibilities of the committee set forth in its charter, based on the review of the company’s financial statements, accounting system and its accounting policies and procedures and discussions with the company’s auditors for the fiscal year ended December 31, 2003, the Audit Committee recommended to the Board of Directors that the consolidated financial statements for the fiscal year ended December 31, 2003 be included in the company’s Annual Report on Form 10-K.

Sheryl K. Pressler, Chairperson
Craig Fuller
Patrick M. James

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Stillwater Mining Company:

We have audited the accompanying consolidated balance sheets of Stillwater Mining Company and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stillwater Mining Company and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.

Billings, Montana
February 24, 2004

STILLWATER MINING COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

December 31,	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,511	$25,913
Restricted cash equivalents	2,650	2,250
Inventories	202,485	52,058
Accounts receivable	3,777	18,647
Deferred income taxes	4,313	5,779
Other current assets	4,270	7,828

Total current assets	265,006	112,475
Property, plant and equipment, net	419,528	794,019
Other noncurrent assets	6,054	7,720

Total assets	$690,588	$914,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$9,781	$14,310
Accrued payroll and benefits	10,654	10,071
Property, production and franchise taxes payable	8,504	10,998
Current portion of long-term debt and capital lease obligations	1,935	21,461
Long-term debt secured by finished goods inventory	74,106	—
Accrued restructuring costs	680	1,926
Other current liabilities	4,610	7,017

Total current liabilities	110,270	65,783
Long-term debt and capital lease obligations	85,445	198,866
Deferred income taxes	4,313	80,615
Other noncurrent liabilities	11,263	9,736

Total liabilities	211,291	355,000
Commitments and Contingencies (Note 15)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 and 100,000,000 shares authorized, 89,849,239 and 43,587,107 shares issued and outstanding	899	436
Paid-in capital	592,974	351,605
Retained earnings (accumulated deficit)	(113,756)	209,504
Accumulated other comprehensive loss	(820)	(1,405)
Unearned compensation – restricted stock awards	—	(926)

Total stockholders’ equity	479,297	559,214

Total liabilities and stockholders’ equity	$690,588	$914,214

The accompanying notes are an integral part of the consolidated financial statements.

STILLWATER MINING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

Year ended December 31,	2003	2002	2001
REVENUES	$240,229	$275,599	$277,381
COSTS AND EXPENSES
Cost of metals sold	173,008	171,015	134,430
Depreciation and amortization	40,959	38,990	23,722

Total cost of revenues	213,967	210,005	158,152
General and administrative	14,513	14,205	22,342
Norilsk Nickel transaction related expenses	3,043	—	—
Impairment of property, plant and equipment	390,295	—	—
Restructuring costs, net	(966)	(5,938)	10,974
Legal settlement	—	—	1,684

Total costs and expenses	620,852	218,272	193,152
OPERATING INCOME (LOSS)	(380,623)	57,327	84,229
OTHER INCOME (EXPENSE)
Interest income	427	903	1,900
Interest expense, net of capitalized interest of $17,806 in 2001	(17,595)	(17,601)	—

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(397,791)	40,629	86,129
Income tax benefit (provision) before provision for valuation allowance and reduction of deferred tax assets	161,921	(8,945)	(20,325)
Provision for valuation allowance for net deferred tax assets	(70,304)	—	—
Reduction of deferred tax asset for net operating loss carry forwards resulting from ownership change	(16,678)

Total income tax benefit (provision)	74,939	(8,945)	(20,325)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(322,852)	31,684	65,804
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAX BENEFIT OF $264	(408)	—	—

NET INCOME (LOSS)	(323,260)	31,684	65,804
Other comprehensive income (loss), net of tax	585	(7,139)	12,872

COMPREHENSIVE INCOME (LOSS)	$(322,675)	$24,545	$78,676

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of accounting change	$(4.76)	$0.74	$1.70
Cumulative effect of accounting change	(0.01)	—	—

Net income (loss)	$(4.77)	$0.74	$1.70

DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of accounting change	$(4.76)	$0.74	$1.68
Cumulative effect of accounting change	(0.01)	—	—

Net income (loss)	$(4.77)	$0.74	$1.68

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	67,807	42,900	38,732
Diluted	67,807	43,004	39,214

The accompanying notes are an integral part of the consolidated financial statements.

STILLWATER MINING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Year ended December 31,	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(323,260)	$31,684	$65,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,959	38,990	23,722
Deferred income taxes	(74,733)	4,453	23,844
Cumulative effect of accounting change	672	—	—
Restructuring costs, net	(966)	(5,938)	10,974
Cash paid on accrued restructuring costs	(280)	(3,110)	—
Impairment of property, plant and equipment	390,295	—	—
Stock issued under employee benefit plans	3,456	3,407	—
Amortization of debt issuance costs	3,069	1,104	422
Amortization of restricted stock compensation	670	464	—
Changes in operating assets and liabilities:
Inventories	(2,214)	(9,114)	(319)
Accounts receivable	14,870	3,126	(21,773)
Accounts payable	(4,529)	(7,229)	(171)
Restricted cash	(400)	(2,250)	—
Other	(394)	(3,449)	4,289

NET CASH PROVIDED BY OPERATING ACTIVITIES	47,215	52,138	106,792

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(55,256)	(57,169)	(197,155)
Proceeds from sale/leaseback transactions	—	1,282	1,507

NET CASH USED IN INVESTING ACTIVITIES	(55,256)	(55,887)	(195,648)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock related to Norilsk Nickel transaction, net of issue costs(1)	90,199	—	—
Issuance of common stock, net of stock issue costs	175	56,047	2,059
Payments on long-term debt and capital lease obligations	(59,191)	(38,570)	(153,431)
Issuance of long-term debt	—	—	252,652
Net metals repurchase agreement transactions	—	—	(9,386)
Payments for debt issuance costs	(1,606)	(1,613)	(5,111)
Other	62	(1,113)	(1,235)

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,639	14,751	85,548

CASH AND CASH EQUIVALENTS
Net increase (decrease)	21,598	11,002	(3,308)
Balance at beginning of year	25,913	14,911	18,219

BALANCE AT END OF YEAR	$47,511	$25,913	$14,911

(1) Non-cash financing activities
Fair value of common stock issued (net of issue costs)	$238,412	$—	$—
Inventory received in connection with the Norilsk Nickel transaction	(148,213)	—	—

Net cash received in Norilsk Nickel transaction	$90,199	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

STILLWATER MINING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

				Retained	Accumulated	Unearned
				Earnings	Other	Compensation-	Total
	Shares	Common	Paid-in	(Accumulated	Comprehensive	Restricted	Stockholders’
	Outstanding	Stock	Capital	Deficit)	Income (Loss)	Stock	Equity
BALANCE AT DECEMBER 31, 2000	38,646	386	$288,212	$112,016	$—	$—	$400,614
Net income	—	—	—	65,804	—	—	65,804
Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	12,872	—	12,872
Cumulative effect of change in accounting method for derivative financial instruments, net of tax	—	—	—	—	(7,139)	—	(7,139)
Common stock issued under stock plans	131	2	2,057	—	—	—	2,059
Tax benefit from stock options exercised	—	—	1,099	—	—	—	1,099
Repurchase and retirement of common stock	(6)	—	(186)	—	—	—	(186)

BALANCE AT DECEMBER 31, 2001	38,771	388	291,182	177,820	5,733	—	475,123
Net income	—	—	—	31,684	—	—	31,684
Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	(7,138)	—	(7,138)
Issuance of shares pursuant to a private placement	4,286	43	53,938	—	—	—	53,981
Common stock issued under employee benefit plans	354	3	3,404	—	—	—	3,407
Common stock issued under stock plans	58	1	731	—	—	—	732
Tax benefit from stock options exercised	—	—	87	—	—	—	87
Restricted shares of common stock granted to officers and employees	135	1	2,593	—	—	(2,594)	—
Amortization of unearned restricted stock	—	—	—	—	—	1,338	1,338
Forfeiture of unearned restricted stock	(17)	—	(330)	—	—	330	—

BALANCE AT DECEMBER 31, 2002	43,587	436	351,605	209,504	(1,405)	(926)	559,214
Net loss	—	—	—	(323,260)	—	—	(323,260)
Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	585	—	585
Common stock issued under employee benefit plans	769	8	3,448	—	—	—	3,456
Common stock issued under stock plans	45	—	175	—	—	—	175
Tax benefit from stock options exercised	—	—	63	—	—	—	63
Amortization of unearned restricted stock	—	—	—	—	—	670	670
Forfeiture of unearned restricted stock	(13)	—	(256)	—	—	256	—
Repurchase and retirement of common stock	(2)	—	(18)	—	—	—	(18)
Common stock issued in connection with Norilsk Nickel transaction (see Note 12)	45,463	455	237,957	—	—	—	238,412

BALANCE AT DECEMBER 31, 2003	89,849	899	$592,974	$(113,756)	$(820)	$—	$479,297

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

     The company’s operations can be significantly impacted by risks and uncertainties associated with the mining industry as well as those specifically related to its operations. The risks and uncertainties that can impact the company include but are not limited to the following: price volatility of palladium and platinum, economic and political events affecting supply and demand for these metals, mineral reserve estimation, environmental obligations, government regulations, ownership of and access to mineral reserves and compliance with credit agreement covenants.

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

RESTRICTED CASH EQUIVALENTS

     Restricted cash equivalents consist of cash equivalents which have been pledged as collateral on two letters of credit issued during 2003. The restrictions on the balances lapse upon expiration of the letters of credit, which currently have terms of less than one year.

INVENTORIES

     Metals inventories are carried at the lower of current market value taking into consideration on the company’s long-term sales contracts or average unit cost. Production costs include the cost of direct labor and materials, depreciation and amortization, as well as overhead costs relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or fair market value.

     The 877,169 ounces of palladium received in connection with the Norilsk Nickel transaction (see Note 12) were valued at $169 per ounce. The value was determined based on the market price of palladium of $179 per ounce on June 23, 2003 (the closing date of the transaction) less an estimated discount for disposal and marketing expenses. If the palladium price were to decline below $169 per ounce, the company would be required to write down the unsold palladium to market with a charge to earnings. If the price of the palladium increases, the increase in value will only be recognized when the palladium is sold. The market price of palladium was $195 per ounce on December 31, 2003.

PROPERTY, PLANT AND EQUIPMENT

     Plant and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from five to twenty years or, for capital leases, the term of the related leases if shorter. Maintenance and repairs are charged to operations as incurred. Mine development expenditures incurred to date to increase existing production, develop new orebodies or develop mineral property substantially in advance of production are capitalized and amortized using a units-of-production method based upon the proven and probable reserves. Mine development expenditures consist of a vertical shaft, multiple surface adits and underground infrastructure development including footwall laterals, ramps, rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. Many such facilities are required not only for current operations, but also for all future planned operations. Accordingly, these costs are generally amortized based upon the company’s estimated proven and probable ore reserves.

     The company calculated amortization of capitalized mine development by the application of an amortization rate to current production. The amortization rate is based upon un-amortized expenditures, net of impairment recorded, and proven and probable ore reserves. Capital expenditures are added to un-amortized capitalized cost as the assets are placed into service. Changes in proven and probable ore reserves are accounted for, in the calculation of the amortization rate, as a prospective change in estimate. Proven and probable ore reserves and the further benefit of capitalized mine development expenditures are based on significant management assumptions. Any changes in these assumptions, such as a change in the mine plan or a change in estimates of proven and probable reserves, could have material effect on the expected period of benefit resulting in a potentially significant change in the amortization rate and/or the valuations of related assets. The company’s proven reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Additional capital expenditures will be required to access the company’s estimated probable ore reserves. These anticipated capital expenditures are not included in the current calculation of depreciation and amortization.

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

     As a result of the asset impairment recorded in 2003, the company reviewed its amortization rates. Beginning in 2004, costs incurred for the development of footwall laterals and ramps will be amortized using the units of production method based upon proven and probable ore reserves within an immediate and relevant vicinity of these additional infrastructure developments resulting in such costs being amortized over only a portion of the proven and probable reserves. The change is expected to result in amortization of these costs over a period of 4 to 10 years as compared to amortization based on total proven and probable ore reserves. While these infrastructure developments have continuing value for the life of the mine, this change in estimate more closely reflects the economics of these development expenditures incurred to access specific reserves.

ASSET IMPAIRMENT

     The company follows Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (considering current and historical prices, long-term sales contracts prices, price trends and related factors), production levels and capital and reclamation expenditures, all based on life of mine plans and projections. If the assets are impaired, a calculation of fair market value is performed, and if the fair market value is lower than the carrying value of the assets, the assets are reduced to their fair market value.

     Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions such as PGM prices, lower than expected recoverable ounces, and/or the company’s operating performance could have a material effect on the company’s determination of ore reserves, or its ability to recover the carrying amounts of its long lived assets resulting in potential additional impairment charges (see Note 4).

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The company’s non-derivative financial instruments consist primarily of cash equivalents, accounts receivable, debt and capital lease obligations. The carrying amounts of cash equivalents and accounts receivable approximate fair value due to their short maturities. The carrying amounts of long-term debt approximate fair values as interest rates on the majority of such debt are variable. At December 31, 2003 and 2002, based on rates available for similar types of leases, the fair values of capital lease obligations were not materially different from their carrying amounts.

REVENUE RECOGNITION

     Revenues consist of the sales of palladium and platinum, including any realized hedging gains or losses, and are reduced by sales discounts associated with long-term sales contracts. By-product metals proceeds and secondary materials processing proceeds are included as a reduction to the cost of metals sold rather than an increase in revenue.

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

     The company follows Emerging Issues Task Force (EITF) Issue No. 00-14, Accounting for Certain Sales Incentives. The consensus reached by the EITF requires a company to classify any cash sales discounts as a reduction in revenue.

HEDGING PROGRAM

     From time to time, the company enters into derivative financial instruments, including fixed forwards, cashless put and call option collars and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the company’s revenue. Prior to the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, these instruments were accounted for as hedges when the instrument is designated as a hedge of the related production and there exists a high degree of correlation between the fair value of the instrument and the fair value of the hedged production. The degree of correlation is assessed periodically for effectiveness or ineffectiveness. In the event that an instrument no longer meets the criteria for hedge designation, any subsequent gain or loss on the instrument is recognized immediately in earnings. Otherwise, gains or losses related to hedging transactions are recognized as adjustments to the revenue recorded for the related production. If an instrument is settled early, any gains or losses are deferred in accumulated other comprehensive income and recognized as adjustments to the revenue recorded for the related hedged production. Costs associated with the purchase of certain hedging instruments are deferred and amortized against revenue related to the hedged production.

     The company accounts for its derivatives in accordance with SFAS No. 133, which require that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. The company primarily uses derivatives to hedge metal prices and manage interest rate risk. As of December 31, 2003 the outstanding derivatives associated with commodity instruments are valued at an unrealized loss of $0.5 million, net of tax, and are reported as a component of accumulated other comprehensive income. As of December 31, 2003, the outstanding interest rate swaps are valued at an unrealized loss of $0.3 million, net of tax, and are reported as a component of accumulated other comprehensive income (see Note 14).

METALS REPURCHASE TRANSACTIONS

     The company may enter into transactions for the sale and repurchase of excess metals held in the company’s account at third party refineries. Under these transactions, the company will enter into an agreement to sell a certain number of ounces to counter parties at the prevailing current market price. The company will simultaneously enter into a separate agreement with the same counter party, to repurchase the same number of ounces at the same price at the repurchase date. The company records a liability for the amount to be paid to repurchase the metals upon entering into the agreement.

RECLAMATION AND ENVIRONMENTAL COSTS

     Effective January 1, 2003, the company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

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

     The current bonding requirements total approximately $13.2 million at December 31, 2003. The current bond amount is an estimate of reclamation and closure costs. The regulatory agencies review the bonding requirements and reclamation estimates on a 5-year rotation or anytime a major amendment to the operating permits is approved. The company expects that the Stillwater Mine bond will be reviewed and adjusted by the regulatory agencies during 2004. Any differences between the estimated amounts and actual post-closure reclamation and site restoration costs could have a material effect on the company’s estimated liability resulting in a change in the recorded amount. The accrued reclamation liability was approximately $4.1 million at December 31, 2003 (See Note 3).

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

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2003 for the portion of the company’s net deferred tax assets for which it is more likely than not that they will not be realized (see Note 11).

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

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,	2003	2002	2001
Weighted average expected lives (years)	3.8	3.7	3.7
Interest rate	2.4%	3.1%	4.5%
Volatility	64%	58%	56%
Dividend yield	–	–	–

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

(in thousands)	2003	2002	2001
Net income (loss), as reported	$(323,260)	$31,684	$65,804
Add stock-based employee compensation expense included in reported net income (loss), net of tax	670	464	—
Deduct total stock-based employee compensation expense determined under fair-value based method for all rewards, net of tax	(1,836)	(3,393)	(5,116)

Pro forma net income (loss)	$(324,426)	$28,755	$60,688

Earnings (loss) per share, as reported:
Basic	$(4.77)	$0.74	$1.70

Diluted	$(4.77)	$0.74	$1.68

Pro forma earnings (loss) per share:
Basic	$(4.78)	$0.67	$1.57

Diluted	$(4.78)	$0.67	$1.55

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

     The effect of outstanding stock options on diluted weighted average shares outstanding was 0, 74,248, and 481,442 shares for 2003, 2002, and 2001 respectively. Outstanding options to purchase 2,754,938; 2,416,238; and 820,616 shares of common stock were excluded from the computation of diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, respectively, because the effect of inclusion would have been antidilutive using the treasury stock method.

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

STOCK ISSUANCE COSTS

     Payment of specific costs directly attributable to a proposed issuance of the company’s common stock are capitalized and included in other current assets. Upon issuance of the common stock, the capitalized costs are reclassified to equity as an offset to the proceeds received from the issuance of the shares.

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

NOTE 3
ASSET RETIREMENT OBLIGATION

     The company adopted SFAS No. 143 on January 1, 2003. Upon adoption, the company increased its post-closure reclamation liability by approximately $1.9 million, increased the carrying value of its assets by approximately $1.2 million and recorded a cumulative effect adjustment to decrease income by $0.7 million ($0.4 million net of tax). At December 31, 2003, the company was required to post surety bonds with the State of Montana in the amount of $13.2 million, which also represents the company’s current estimate of mine closure and reclamation costs for current operations. The accrued reclamation liability, included in other noncurrent liabilities, was approximately $4.1 million, $1.9 million and $1.4 million, respectively at December 31, 2003, 2002 and 2001. Had SFAS No. 143, been applied during 2002 and 2001 the accrued reclamation liability would have been approximately $3.8 million and $2.8 million at December 31, 2002 and 2001, respectively.

     The following summary sets forth the changes of the Asset Retirement Obligations:

(in thousands)	Stillwater Mine	East Boulder Mine	Total
Balance at January 1, 2003	$3,093	$681	$3,774
Liabilities incurred	—	—	—
Liabilities settled	—	—	—
Accretion expense	280	62	342
Revision of estimated cash flows	—	—	—

Balance at December 31, 2003	$3,373	$743	$4,116

NOTE 4
ASSET IMPAIRMENT

     The company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (considering current and historical prices, long-term sales contract prices, price trends and related factors), production levels, capital and reclamation expenditures, all based on life-of-mine plans and projections.

     The company disclosed on its quarterly report on Form 10-Q for the quarter ended September 30, 2003 that a continuation of palladium prices, at then low levels, would lead to asset impairment writedowns and a reduction of ore reserves which could be material. The company disclosed that the timing of such writedown or reduction in ore reserves would be evaluated in light of palladium prices and other matters.

     Ore reserves are determined on an annual basis, and concurrently, mine plans and operating budgets are updated. The East Boulder Mine ore reserve at year-end 2003 increased 4% in contained ounces from that reported at year-end 2002. However, the Stillwater Mine ore reserve at year-end 2003 decreased 16% in contained ounces from that reported at year-end 2002. Overall the company’s contained ounces reduced by 7%. The company’s ore reserve determination for 2003 calculated at December 31, 2003 was ultimately bounded by geologic certainty and largely unaffected by price. Instead, the 2003 changes were adjustments for material mined, additions for extension of mine workings and drilling during 2003 and changes in mine plans.

     The year-end 2003 change in ore reserves at the Stillwater Mine prompted an impairment review of the carrying values of the company’s mine properties. The review determined that company investments in property, plant and equipment at the Stillwater Mine and East Boulder Mine were impaired. Consequently, the company performed a fair market value assessment of the assets and recorded an asset impairment charge of $390.3 million reducing the carrying value of the properties to their fair market value, as required. The impairment charge consists of $176.7 million at the Stillwater Mine, $178.0 million at the East Boulder Mine and $35.6 million at the processing and other facilities, reducing the carrying value of Stillwater Mine to $228.6 million, East Boulder Mine to $150.0 million and the processing and other facilities to $40.9 million. The company engaged an independent appraiser, Behre

Dolbear, who utilized traditional mine valuation techniques including discounted cash flow analysis for purposes of determining fair market value.

     The resulting carrying value of the company’s mining assets as of December 31, 2003 and 2002 is as follows:

	2003			2002
	Before
	Impairment	Impairment
(in thousands)	Charge	Charge	Net Book Value	Net Book Value
Stillwater Mine	$405,331	$176,739	$228,592	$385,317
East Boulder Mine	328,053	178,036	150,017	328,974
Processing Assets	71,343	34,761	36,582	76,049
Other Assets	5,096	759	4,337	3,679

	$809,823	$390,295	$419,528	$794,019

     Assumptions underlying estimates of future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions such as PGM prices, lower than expected recoverable ounces, and/or the company’s operating performance could have a material effect on the company’s determination of ore reserves, or its ability to recover the carrying amounts of its long lived assets, resulting in potential additional impairment charges.

NOTE 5
INVENTORIES

(in thousands)	2003	2002
Metals inventory
Raw ore	$661	$783
Concentrate and in-process	17,393	14,090
Finished goods	173,715	25,630

	191,769	40,503
Materials and supplies	10,716	11,555

	$202,485	$52,058

     Inventories are stated at the lower of current market value taking into consideration the company’s long-term sales contracts, or average unit cost. Metal inventory costs include direct labor and materials, depreciation and amortization, as well as overhead costs relating to mining and processing activities. The 877,169 ounces of palladium received in connection with the Norilsk Nickel transaction (see Note 12) were valued at $169 per ounce. The value was determined based on the market price of palladium of $179 per ounce on June 23, 2003 (the closing date of the transaction) less an estimated discount for disposal and marketing expenses. If the palladium price were to decline below $169 per ounce, the company would be required to write down the unsold palladium to market with a charge to earnings. If the price of the palladium increases, the increase in value will only be recognized when the palladium is sold. The market price of palladium was $195 per ounce on December 31, 2003.

NOTE 6
PROPERTY, PLANT AND EQUIPMENT

(in thousands)	2003	2002
Machinery and equipment	$83,443	$93,355
Leased equipment	1,700	10,394
Buildings and structural components	31,932	261,152
Mine development	264,813	549,953
Land	7,325	10,033
Construction-in-progress:
East Boulder Mine	7,453	5,256
Stillwater Mine	22,318	15,885
Other construction-in-progress	544	2,154

	419,528	948,182
Less accumulated depreciation and amortization	—	(154,163)

	$419,528	$794,019

     As of December 31, 2003, the company recorded an asset impairment charge of $390.3 million, thereby reducing the carrying value of these assets to their estimated fair values.

     The company’s capital expenditures were as follows:

(in thousands)	2003	2002	2001
East Boulder Mine	$13,037	$19,215	$105,224
Stillwater Mine	41,985	38,166	72,563
Other construction-in-progress	571	1,452	18,970
Other	(6)	140	398

Total net asset additions	55,587	58,973	197,155
Acquired by capital lease transactions	(331)	(1,804)	—

Total capital expenditures	$55,256	$57,169	$197,155

     All capital expenditures related to East Boulder Mine for fiscal years ending December 31, 2001 were included in construction-in-progress prior to the start-up of the East Boulder Mine on January 1, 2002. For fiscal year ending December 31, 2001, the East Boulder Mine capital expenditures are net of proceeds of $7.1 million generated during construction and development activities.

NOTE 7
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

     As of December 31, 2003, the company has $128.5 million outstanding under the Term B facility bearing interest at a variable rate of 7.25%. During 2003, the company obtained a letter of credit in the amount of $7.5 million, which reduces amounts available under the revolving credit facility at December 31, 2003. The letter of credit carries an annual fee of 4.0%. The revolving credit facility requires an annual commitment fee of 0.5% on the remaining unadvanced amount. Of the $25 million revolving credit facility, $17.5 million remains available to the company. This revolving credit facility will be reduced in circumstances where lenders are offered a prepayment but do not accept the prepayment. (see below)

     The loans are required to be prepaid from excess cash flow, proceeds from asset sales and the issuance of debt or equity securities,

subject to specified exceptions. Proceeds of the term loan facility were used to finance a portion of the company’s expansion plan. Proceeds of the revolving credit facility are being used for general corporate and working capital needs. The Term B facility bears interest at LIBOR, subject to a 2.5% minimum, plus a margin of 4.75% or an alternate base rate plus a margin of 3.25%. Substantially all the property and assets of the company and its subsidiary and the stock of the company’s subsidiary are pledged as security for the credit facility.

     Pursuant to the terms of the credit facility the company was required to apply $50.0 million of the $100.0 million cash proceeds received in the Norilsk Nickel transaction (see Note 12) to prepay its term loans. Consequently, the Term A facility was paid in full on June 30, 2003. In addition, in accordance with the terms of the credit agreement, the company is required to offer 50% of the net proceeds from the sale of palladium received in the Norilsk Nickel transaction (see Note 12) to further prepay its term loans. Accordingly, $74.1 million of the long-term debt has been classified as a current liability. The lenders are not obligated to accept the offer for prepayment. If lenders do not accept the prepayment, the company retains the cash but the availability under the revolving credit facility is reduced by the amount of the prepayment not accepted. The Term B facility final maturity date is December 31, 2007. The final maturity date of the revolving credit facility is December 30, 2005.

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

     Events of default in the credit facility include: (1) a cross-default to other indebtedness of the company; (2) any material modification to the life-of-mine plans; (3) a change of control of the company other than the Norilsk Nickel transaction (see Note 11); (4) the failure to maintain agreed-upon annual PGM production levels; and (5) any breach or modification of any of the sales contracts. The company anticipates it will refinance the credit facility during 2004. The company is in compliance with its debt covenants at December 31, 2003.

     The following is a schedule by year of required principal payments to be made in quarterly installments on the amounts outstanding under the Term B facility at December 31, 2003:

Year ended December 31, (in thousands)	Term B facility
2004	$1,350
2005	1,350
2006	60,750
2007	65,002

Total	$128,452

EQUIPMENT LEASE AGREEMENTS

     The company leases certain underground mining equipment under leasing agreements containing purchase options that can be exercised at the end of the original lease terms. The duration of these leases range from three to seven years. The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

Year ended December 31, (in thousands)
2004	$624
2005	640
2006	569
2007	519
2008	519
2009 and thereafter	551

Total minimum lease payments	3,422
Less amount representing interest	639

Present value of net minimum lease payments	2,783
Less current portion	445

Total long-term capital lease obligation	$2,338

EXEMPT FACILITY REVENUE BONDS

     On July 6, 2000, the company completed a $30 million offering of Exempt Facility Revenue Bonds, Series 2000, through the State of Montana Board of Investments. The bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Mine. The bonds mature on July 1, 2020 and have a stated interest rate of 8.00% with interest paid semi-annually. The bonds have an effective interest rate of 8.57%. Net proceeds from the offering were $28.7 million. The balance outstanding at December 31, 2003 and 2002 was $29.3 million, which is net of unamortized discount of $0.7 million.

SPECIAL INDUSTRIAL EDUCATION IMPACT REVENUE BONDS

     These bonds were issued by the company in 1989 in three series to finance impact payments to local school districts. The bonds bear interest at varying rates between 6.5% and 7.8% and mature in increasing annual principal amounts through 2009. The balance outstanding at December 31, 2003 and 2002 was $0.9 million and $1.0 million, respectively, of which approximately $0.1 million was classified as current in each year. The bonds, which are collateralized by the company’s real estate, are secured by guarantees from Chevron Corporation and Manville Corporation. Scheduled principal repayment during 2004 is approximately $0.1 million, and during the years 2005 through 2008 the scheduled payments are approximately $0.2 million in each year. Scheduled principal repayments thereafter total $0.1 million.

CASH PAID FOR INTEREST

     The company made cash payments for interest of $16.2 million, $15.4 million and $17.0 million for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 8
RESTRUCTURING COSTS

     In the fourth quarter of 2001, the company began implementing a revised operating plan, which included a reduction of the company’s previously planned capital expenditures and production levels. In accordance with the plan, the company terminated certain contracts related to ongoing mine development and accrued a pre-tax charge of approximately $11.0 million for early contract termination costs. The accrual was based on the termination provisions of the related contracts. During 2003 and 2002, the company reduced its accrued restructuring costs resulting in a net gain of $1.0 million and $7.0 million, respectively, primarily as a result of negotiations of certain termination clauses of the construction contracts. Any adjustments to the original estimate of the accrual have been included in the company’s results of operations when determined.

     In accordance with the revised operating plan, during the second quarter of 2002, the company eliminated six management positions and recorded an addition to the restructuring accrual of $1.1 million. There were no additions to the restructuring accrual during 2003.

     The following summary sets forth the changes of the restructuring accrual during 2002 and 2003:

			Total
	Contract	Employee	Restructuring
(in thousands)	Terminations	Terminations	Accrual
Balance at December 31, 2001	$10,974	$—	$10,974
Additional accrual	—	1,089	1,089
Cash paid	(2,288)	(822)	(3,110)
Accrual adjustments	(7,027)	—	(7,027)

Balance at December 31, 2002	1,659	267	1,926
Cash paid	(13)	(267)	(280)
Accrual adjustments	(966)	—	(966)

Balance at December 31, 2003	$680	$—	$680

NOTE 9

EMPLOYEE BENEFIT PLANS

     The company has adopted two savings plans, which qualify under section 401(k) of the U.S. Internal Revenue Code covering all non-bargaining and bargaining employees. Effective January 1, 2002, the company amended the provisions of these plans. Under the amended provisions, employees may elect to contribute up to 20% of their cash compensation, subject to the Employee Retirement Income Security Act of 1974 (ERISA) limitations. The company is required to make matching contributions equal to 100% of the employee’s contribution up to 6% of the employee’s compensation. Matching contributions can be paid with common stock of the company. During 2003 and 2002, the company issued 769,222 and 353,976 shares of common stock with a market value of approximately $3.4 million and $3.4 million, respectively, to match employees’ contributions. Cash contributions made to the plans were $0.0 million, $0.4 million, and $3.8 million in 2003, 2002,and 2001, respectively.

NOTE 10
COMMON STOCK PLANS AND AGREEMENTS

STOCK PLAN

     The company sponsors stock option plans that enable the company to grant stock options or restricted stock to employees and non-employee directors. As of December 31, 2003, there were 6,150,000 shares of common stock authorized for issuance under the plans.

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

     There were approximately 754,000 shares available for grant as of December 31, 2003. During 2002, the company granted 135,119 shares of restricted stock to certain of its officers and employees, of which 58,237 and 46,344 shares vested during 2003 and 2002, respectively. The market value of the restricted stock awarded totaled approximately $2.6 million on the grant date and was recorded as a separate component of stockholders’ equity. During 2003 and 2002, 13,333 and 17,205 shares of restricted stock were forfeited, respectively. During 2003 and 2002, approximately $670,000 and $464,000, respectively, was recognized as compensation expense and during 2002 approximately $874,000 was amortized against a liability that had been recorded at December 31, 2001.

     Stock option activity for the years ended December 31, 2003, 2002, and 2001 is summarized as follows:

			Weighted Average
		Weighted Average	Fair Value of
	Shares	Exercise Price	Options Granted
Options outstanding at January 1, 2001 (1,191,443 exercisable)	1,884,969	$20.61	—
2001 Activity:
Options granted	518,988	32.98	$13.56
Options exercised	(120,980)	15.87	—
Options canceled	(37,947)	30.99	—

Options outstanding at December 31, 2001 (1,664,652 exercisable)	2,245,030	$23.55	—
2002 Activity:
Options granted	558,179	18.18	$7.10
Options exercised	(58,125)	12.83	—
Options canceled	(148,221)	25.37	—

Options outstanding at December 31, 2002 (1,954,633 exercisable)	2,596,863	$22.54	—
2003 Activity
Options granted	252,075	5.08	$2.16
Options exercised	(42,797)	4.11	—
Options canceled	(51,203)	24.00	—

Options outstanding at December 31, 2003 (2,440,332 exercisable)	2,754,938	$22.53	—

     The following table summarizes information for outstanding and exercisable options as of December 31, 2003:

		Options Outstanding		Options Exercisable
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price
$ 4.66	128,661	5.7	$3.16	50,761	$3.93
$ 4.66 - $ 9.33	197,187	9.1	$6.37	69,524	$5.45
$ 9.33 - $13.99	188,982	2.6	$12.57	185,646	$12.60
$13.99 - $18.65	554,893	1.7	$15.70	544,929	$15.69
$18.65 - $23.31	535,076	4.9	$19.78	463,238	$19.83
$23.31 - $27.98	456,210	1.0	$26.61	448,650	$26.62
$27.98 - $32.64	359,948	1.0	$30.04	354,772	$30.03
$32.64 - $37.30	156,950	5.3	$34.30	155,950	$34.31
$37.30 - $41.97	173,731	3.2	$38.16	163,562	$38.17
$41.97 - $46.63	3,300	1.0	$43.83	3,300	$43.83

	2,754,938	3.2	$21.21	2,440,332	$22.53

     The company has elected to follow the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. Under APB Opinion No. 25, because the exercise price of the company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

RIGHTS AGREEMENT

     In October 1995, the Board of Directors of the company adopted a Rights Agreement under which Stillwater stockholders of record as of November 15, 1995 received a dividend in the form of Preferred Stock Purchase Rights (the “Rights”). The Rights permit the holder to purchase one one-thousandth of a share (a unit) of Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a purchase price of $53 per unit, subject to adjustment. All outstanding Rights may be redeemed by the company at any time until such time as the Rights become exercisable. Until a Right is exercised, the holder thereof has no rights as a stockholder of the company, including the right to vote or receive dividends. Subject to certain conditions, the Rights become exercisable ten business days after a person or group acquires or commences a tender or exchange offer to acquire a beneficial ownership of 15% or more of the company’s outstanding common stock. The company amended the Rights Agreement effective November 20, 2002, so that the transaction with Norilsk Nickel would not cause the Rights to become exercisable. The Rights expire on October 26, 2005 unless earlier redeemed or exercised.

NOTE 11
INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

Year ended December 31, (in thousands)	2003	2002	2001
Current federal	$—	$—	$202
Current state	—	—	—

Total current	—	—	202

Deferred federal	(60,620)	7,447	16,632
Deferred state	(14,583)	1,498	3,491

Total deferred	(75,203)	8,945	20,123

Total income tax provision (benefit)	(75,203)	8,945	20,325
Less: Income tax allocated to cumulative effect adjustment	264	—	—

Net income tax provision (benefit)	$(74,939)	$8,945	$20,325

     The components of the company’s deferred tax liabilities (assets) are comprised of the following temporary differences and carryforwards:

December 31, (in thousands)	2003	2002
Property and equipment	$—	$29,408
Mine development costs	59,437	127,698
Capital lease obligations	1,209	1,126

Total deferred tax liabilities	60,646	158,232

Noncurrent liabilities	(3,973)	(4,096)
Property and equipment	(43,913)	—
Current liabilities	(2,696)	(2,564)
Derivative financial instruments	(533)	(913)
Inventory	(1,258)	(2,301)
Net operating loss and other carryforwards	(78,577)	(73,522)

Total deferred tax assets	(130,950)	(83,396)
Valuation allowance	70,304	—

Net deferred tax assets	(60,646)	(83,396)

Net deferred tax liabilities	$—	$74,836

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The company provided a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of the net operating loss carry forwards (NOL’s) as management considers it more likely than not that the NOL’s will not be realized based upon projected future taxable income. There was no valuation allowance recorded in 2002 or 2001.

     A reconciliation from the federal income tax provision at the applicable statutory income tax rate to the effective rate is as follows:

Year ended December 31, (in thousands)	2003	2002	2001
Income (loss) before income taxes and cumulative effect of accounting change	$(397,791)	$40,629	$86,129

Income tax (benefit) at statutory rate of 35%	$(139,227)	$14,220	$30,145
State income tax benefit, net of federal benefit	(17,453)	989	2,304
Excess percentage depletion	—	(6,372)	(15,483)
Adjustments to prior years’ tax provisions	(3,333)	—	3,224
Reduction of net operating losses resulting from ownership change	16,678	—	—
Increase in valuation allowance	70,304	—	—
Other	(1,908)	108	135

Net income tax provision (benefit)	$(74,939)	$8,945	$20,325

     Under the United States Internal Revenue Code, if more than 50% of the stock of a company changes hands within a specified period, it constitutes an “ownership change” which may limit the future utilization of existing NOLs. The Norilsk Nickel transaction triggered such an “ownership change” for the company which limits future utilization of NOLs as an offset to income. The annual limitation is generally equal to the product of (i) a statutorily prescribed interest rate (approximately 4.5%) and (ii) the company’s equity value at the time of closing. For the year ended December 31, 2003, the company recorded a $16.7 million valuation allowance for the effect of this limitation on the company’s NOL’S.

     At December 31, 2003, the company had approximately $216 million of regular tax net operating loss carryforwards expiring during 2009 through 2023. Usage of these net operating losses is limited to approximately $9.5 million annually as a result of the change in control of the company that occurred in connection with the Norilsk Nickel transaction (see Note 12).

     The company made cash payments for income taxes of $0.4 million and $0.4 million for the years ended December 31, 2002 and 2001, respectively.

NOTE 12
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

     On June 23, 2003, the company and Norilsk Nickel a Russian mining company, completed a stock purchase transaction whereby the company issued 45,463,222 shares of its common stock to Norimet, a wholly-owned subsidiary of Norilsk Nickel, representing 50.8% of the company’s then outstanding shares. The company received consideration from Norimet consisting of $100.0 million in cash and 877,169 ounces of palladium valued at $148.2 million as of June 23, 2003. The aggregate value of the consideration was $248.2 million as of June 23, 2003. As contemplated by the stock purchase transaction on September 3, 2003, Norimet completed a cash tender offer at $7.50 per share to acquire 4,350,000 shares of the company’s outstanding common stock. Following completion of the tender offer, Norimet owned 49,813,222 shares or 55.5% of the then outstanding common stock.

     On October 23, 2003 the stockholders approved an increase in the common stock authorized from 100,000,000 to 200,000,000.

NOTE 13
LONG-TERM SALES CONTRACTS

Mine Production:

     Palladium, platinum, rhodium and gold are sold to a number of consumers and dealers with whom the company has established trading relationships. Refined PGMs of 99.95% purity in sponge form are transferred upon sale from the company’s account at third party refineries to the account of the purchaser. By-product metals are purchased at market price by customers, brokers or outside refiners.

     During 1998, the company entered into three supply contracts with its customers that contain guaranteed floor prices for metal delivered. In late 2000 and in 2001, the company amended these contracts to extend the terms and to modify the pricing mechanisms. One of these contracts applies to the company’s production through December 2010 one through December 2006 and the other contract is estimated to be fulfilled in 2007. Under the contracts, the company has committed between 80% to 100% of its palladium production and between 70% to 80% of its platinum production through 2010. Metal sales are priced at a modest discount to market. The remaining production is not committed under these contracts and remains available for sale at prevailing market prices. The contracts provide for floor and ceiling price structures as summarized below:

	PALLADIUM				PLATINUM
	% of	Avg. Floor	% of	Avg. Ceiling	% of	Avg. Floor	% of	Avg. Ceiling
Year	Production	Price	Production	Price	Production	Price	Production	Price
2004	100%	$371	39%	$644	80%	$425	16%	$856
2005	100%	$355	31%	$702	80%	$425	16%	$856
2006	100%	$339	24%	$801	80%	$425	16%	$856
2007	100%	$360	19%	$975	70%	$425	14%	$850
2008	80%	$385	20%	$975	70%	$425	14%	$850
2009	80%	$380	20%	$975	70%	$425	14%	$850
2010	80%	$375	20%	$975	70%	$425	14%	$850

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

     The percentage of the company’s sales ounces that are made pursuant to modified pricing mechanisms are summarized below:

	2003	2002	2001
Floor Pricing	67%	38%	13%
Market Pricing	26%	54%	61%
Ceiling Pricing	7%	8%	26%
Forward Pricing	—	—	—

     The company has historically entered into hedging agreements from time to time to manage the effect of price changes in palladium and platinum on the company’s cash flow. Hedging activities consist of “fixed forwards” for future deliveries of specific quantities of PGMs at specific prices, the sale of call options and the purchase of put options and financially settled forwards. Gains or losses can occur as a result of hedging strategies. Hedging gains of $9.2 million and $5.5 million were realized in 2002 and 2001, respectively. No gains or losses were realized in 2003.

     During 2003, the company entered into fixed forwards that were accounted for as cash-flow hedges. These sales of metals from processing secondary materials are sold forward at the time of receipt and delivered against the cash flow hedges when the ounces are recovered. All of these transactions settle in the first three months of 2004. The unrealized loss on these instruments due to changes in metal prices at December 31, 2003 was $0.9 million ($0.5 million net of tax). The company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the company’s hedge contract prices by a predetermined margin limit.

Palladium acquired in connection with Norilsk Nickel transaction:

     During 2003, the company entered into negotiations for the sale of the 877,169 ounces of palladium, which constituted a portion of the payment received from Norilsk Nickel when it acquired its initial 51% interest in the Company. In the first quarter of 2004, the company announced that it had entered into contracts or had reached understandings, under which all of the palladium will be sold at close to market prices at the time of sale over a period of two years primarily for use in automobile catalytic converters.

NOTE 14
DERIVATIVE INSTRUMENTS

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

Commodity Derivatives

     The company utilizes the following types of derivative financial instruments: fixed forwards, cashless put and call option collars, financially settled forwards and interest rate swaps. For derivative instruments, the company designates derivatives as a hedge of a forecasted transaction (“cash flow” hedge). Currently, all derivatives have been assessed as highly effective cash-flow hedges that link to a specific firm commitment or forecasted transaction. Changes in fair value of derivatives that are highly effective as hedges and that are designated and qualified as a cash-flow hedge are reported in other comprehensive income until the related specific firm commitments or forecasted transactions occur. Hedging gains on commodity instruments of $9.2 million and $5.5 million were recognized as an adjustment to revenue in 2002 and 2001, respectively. There were no recognized hedging gains or losses on commodity instruments during 2003.

     The company enters into cashless put and call option collars under which the company receives the difference between the put price and the market price only if the market price is below the put price and the company pays the difference between the call price and the market price only if the market price is above the call price. The company’s put and call options are financially settled at maturity. Since the put/call instruments hedge forecasted transactions, they qualify for cash flow hedge accounting. They are considered to be highly effective since the intrinsic value of the put/call will offset the change in value associated with future production not subject to the long-term sales contract. The company recorded $2.4 million in losses for the settlement of cashless put and call option collars in 2001. There were no gains or losses on put an call option collars in 2003 and 2002.

     The company may enter into fixed forward contracts to sell metals at a future date and at a fixed price in order to reduce the risk associated with future metals prices for ounces produced in excess of the company’s long-term sales contracts. These instruments are considered to be highly effective derivatives that will qualify for cash flow hedge accounting since they are an “all-in-one-hedge” instrument, meaning that all of the components (ounces, delivery date, and price) are fixed as part of the original commitment. No significant fixed forward contracts were settled during 2003, 2002 or 2001.

     The company also enters into financially settled forwards. They differ from fixed forwards in that they are settled net in cash. The company uses the financially settled forwards as a mechanism to hedge the fluctuations in metal prices associated with future production not subject to the long-term sales contracts. The financially settled forwards qualify as a cash flow hedge and are considered to be highly effective, since the change in the value of the financially settled forward will offset changes in the expected future cash flows related to future production not subject to the long-term sales contracts. The company recorded $9.2 million and $7.9 million in gains on the settlement of financially settled forwards in 2002 and 2001, respectively. No financially settled forwards were settled in 2003.

Interest Rate Derivatives

     During the first quarter of 2002, the company entered into two identical interest rate swap agreements with a combined notional amount totaling $100 million. The interest rate swap agreements were effective March 4, 2002 and mature on March 4, 2004. The agreements required the company to pay interest at a fixed rate of 3.67% and receive interest at a rate based on London Interbank Offered Rate (LIBOR), which was adjusted on a quarterly basis. The adjusted quarterly rate at December 31, 2003 was 1.18%. The interest rate swap agreements qualified as a cash flow hedge and were considered to be highly effective since the change in the value of the interest rate swap will offset changes in the future cash flows related to interest payments on the company’s debt. Hedging losses on interest rate swaps of $2.4 million were recognized as additional interest expense during 2003. As of December 31, 2003, the fair value of the interest rate swaps was a loss of $0.4 million ($0.3 million net of tax) of which the company expects to reclassify to interest expense during the next 12 months.

     In accordance with the transition provisions of SFAS No. 133, the company recorded a cumulative-effect loss adjustment of $10.0 million ($7.1 million net of tax) in accumulated other comprehensive loss to recognize at fair value all derivatives that are designated as cash-flow hedging instruments at January 1, 2001. At December 31, 2001, substantially all financially settled forwards outstanding were closed and cash had been received. The gains were deferred until the 2002 original contract settlement dates. The company reclassified to earnings the entire $9.5 million ($5.7 million net of tax) of unrealized gains that existed at December 31, 2001. During 2003, the company entered into financially settled forwards that were accounted for as cash-flow hedges. All of these transactions settle in the first three months of 2004. The unrealized loss on these instruments due to changes in metal prices at December 31, 2003 was $0.9 million ($0.5 million, net of tax). The following summary sets forth the changes in other comprehensive income (loss) accumulated in stockholders’ equity during 2002 and 2003:

			Total
			Derivative
	Commodity	Interest	Financial
(in thousands)	Instruments	Rate Swaps	Instruments
Balance at December 31, 2001	$9,458	$—	$9,458
Reclassification to earnings	(9,158)	1,545	(7,613)
Change in fair value	(300)	(3,863)	(4,163)

Balance at December 31, 2002	—	(2,318)	(2,318)
Reclassification to earnings	—	2,425	2,425
Change in fair value	(910)	(550)	(1,460)

Balance at December 31, 2003	$(910)	$(443)	$(1,353)

The net of tax balances in other accumulated comprehensive income (loss) at December 31, 2003, and 2002 were $(0.8) million and $(1.4) million, respectively.

NOTE 15
COMMITMENTS AND CONTINGENCIES

REFINING AGREEMENTS

     The company has contracted with two entities to refine its filter cake production. Even though there is a limited number of PGM refiners, the company believes that it is not economically dependent upon any one refiner.

OPERATING LEASES

     In September 1998, the company completed the sale and leaseback of a tunnel boring machine and miscellaneous other mining equipment. The leases are non-cancelable with terms of seven years and are classified as operating leases for financial reporting purposes. In September 2000, the company entered into an additional operating lease through the sale and leaseback of mining equipment. The lease is non-cancelable with a term of five years and is classified as an operating lease for financial reporting purposes. In December 2001, the company entered into an additional operating lease through the sale and leaseback of mining equipment. The lease is cancelable after one year with a term of seven years and is classified as an operating lease for financial reporting purposes. Rental expense amounted to approximately $ 4.6 million, $5.0 million, and $2.1 million in 2003, 2002, and 2001, respectively.

     Future minimum lease payments for non-cancelable operating leases with terms in excess of one year are $3.4 million, $2.7 million, $0.4 million, $0.2 million and $0.2 million in 2004, 2005, 2006, 2007 and 2008, respectively.

SIGNIFICANT CUSTOMERS

     Sales to significant customers represented approximately 98%, 97%, and 96% of total revenues for the years ended December 31, 2003, 2002, and 2001, respectively.

LABOR UNION CONTRACT

     As of December 31, 2003, the company had approximately 59% and 19% of its labor forces covered by collective bargaining agreements expiring in June 30, 2004, and June 30, 2005, respectively.

LEGAL PROCEEDINGS

     The company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company’s consolidated financial position, results of operations or liquidity.

NOTE 16
QUARTERLY DATA (UNAUDITED)

     Quarterly earnings data for the years ended December 31, 2003 and 2002 were as follows:

	2003 Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenue	$62,620	$58,910	$58,221	$60,478
Operating income (loss)	$2,552	$(4,059)	$4,038	$(383,154)
Net income (loss)	$(1,757)	$(19,261)	$(1,628)	$(300,614)
Comprehensive income (loss)	$(1,726)	$(18,940)	$(1,238)	$(300,771)
Basic earnings (loss) per share(1)	$(0.04)	$(0.40)	$(0.02)	$(3.35)
Diluted earnings (loss) per share(1)	$(0.04)	$(0.40)	$(0.02)	$(3.35)

	2002 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$75,977	$75,007	$65,970	$58,645
Operating income	$25,888	$17,069	$9,675	$4,695
Net income (loss)	$16,565	$11,060	$4,659	$(600)
Comprehensive income (loss)	$15,120	$8,628	$2,444	$(1,647)
Basic earnings (loss) per share(1)	$0.40	$0.26	$0.11	$(0.01)
Diluted earnings (loss) per share (1)	$0.40	$0.26	$0.11	$(0.01)

(1) The sum of the quarterly basic and diluted earnings (loss) per share does not agree to the year-to-date basic and diluted earnings (loss) per share due to the effect of stock transactions during the periods on determining the weighted average shares outstanding each quarterly and annual period.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 9A
CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Controller have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2003, as required under Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Controller have concluded that, as of such date, our disclosure controls and procedures were effective and timely provided them with material information required to be disclosed in the reports we file or submit under the Exchange Act.

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

PART III

ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning the company’s executive officers, reference is made to the information set forth under the caption “Executive Officers of the Registrant” located in Item 1 of this Form 10-K. For information concerning the company’s directors and compliance by the company’s directors, executive officers and significant stockholders with the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended, reference is made to the information set forth under the captions “Election of Directors” and “Compliance with Section 16(a) - Beneficial Ownership Reporting Compliance,” respectively, in the company’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Audit Committee Financial Expert

     Newly created federal regulations and New York Stock Exchange listing requirements require the board to determine if a member of its audit committee is an “audit committee financial expert.” According to these new requirements, an audit committee member can be designated an audit committee financial expert only when the audit committee member satisfies five specified qualification requirements, such as experience (or “experience actively supervising” others engaged in) preparing, auditing, analyzing, or evaluating financial statements presenting a level of accounting complexity comparable to what is encountered in connection with the company’s financial statements. The regulations further require that such qualifications to have been acquired through specified means of experience or education. While the board has confidence in the ability and the effectiveness of its audit committee, the board has determined that no current audit committee member qualifies as an audit committee financial expert. The board believes that the current members of the audit committee are qualified to carry out the duties and responsibilities of the audit committee. In the event of a vacancy on the board, the board desires to fill it with a person satisfying the requirements for an audit committee financial expert, assuming that such individual satisfies such other criteria that the board believes are important for an individual to make a meaningful contribution to the deliberations of the board as a whole.

Code of Ethics

     The company has adopted a code of ethics that requires honest and ethical conduct that requires honest and ethical conduct; avoidance of conflicts of interest; compliance with applicable governmental laws, rules and regulations; full, fair, accurate, timely, and understandable disclosure in reports and documents that filed with the SEC and in other public communications made; and accountability for adherence to the code. The code of Ethics can be accessed via the company’s internet website is http://www.stillwatermining.com. Printed copies will be provided upon request.

Corporate Governance

     The company’s corporate governance principles, corporate governance and nominating committee charter and compensation committee charter can be accessed via the company’s internet website is http://www.stillwatermining.com

ITEM 11
EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the caption “Executive Compensation” in the company’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

     Reference is made to the information set forth under the caption “Security Ownership of Principal Stockholders and Management” in the company’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information set forth under the caption “Certain Relationships and Related Transactions” in the company’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 14
PRINCIPAL ACCOUNTING FEES AND SERVICES

     Reference is made to the information set forth under the caption “Principal Accounting Fees and Services” in the company’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

PART IV

ITEM 15
EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Form 10-K

1.	Financial Statements and Supplementary Data

2.	Financial Statement Schedules (not applicable)

     (b) Reports on Form 8-K

   The company filed a Form 8-K on March 21, 2003 reporting:

1.	Consent and Amendment No. 5 to Credit Agreement, dated as of March 20, 2003, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc.

2.	Press Release issued on March 20, 2003 regarding the amendment to the company’s credit agreement.

3.	Exhibits required by item 601 of Regulation S-K: See list of exhibits below.

   The company filed a Form 8-K on June 23, 2003 reporting:

4.	Stockholders Agreement, dated as of June 23, 2003, among Stillwater Mining Company, MMC Norilsk Nickel and Norimet Ltd.

5.	Registration Rights Agreement, dated as of June 23, 2003 among Stillwater Mining Company and Norimet Ltd.

6.	Press Release issued on June 23, 2003 regarding closing of stock purchase transaction with MMC Norilsk Nickel and Norimet Ltd.

   The company filed a Form 8-K on October 28, 2003 reporting:

7.	Press Release issued on October 27, 2003 regarding third quarter earnings.

   The company filed a Form 8-K on February 27, 2004 reporting:

8.	Press Release issued on February 27, 2004 regarding 2003 quarter and year-end results.

   The company filed a Form 8-K/A on March 12, 2004 reporting:

9.	Press Release issued on March 12, 2004 regarding amendment to the 8-K filed February 27, 2004.

     (c) Exhibits

EXHIBITS

Number	Description

2.1	Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the “1994 S-1”)).

3.1	Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

3.2	Amended and Restated By-Laws of Stillwater Mining Company, dated March 10, 2004 (filed herewith).

4.1	Form of Indenture, dated April 29, 1996, between Stillwater Mining Company and Colorado National Bank with respect to the company’s 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated April 29, 1996).

4.2	Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

4.3	Amendment No. 1, dated as of November 20, 2002, to the Rights Agreement between Stillwater Mining Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated November 21, 2002).

10.1	1998 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 6, 1998).

10.2	Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

10.3	Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.4	Agreement for Electric Service between the Montana Power Company and Stillwater Mining Company, dated June 1, 1996 (incorporated by reference to Exhibit 10.8.1 of the Registrant’s 1996 10-K).

10.5	Equipment Lease Agreement between Stillwater Mining Company and Senstar Capital Corporation, dated October 5, 1995. (incorporated by reference to Exhibit 10.17 of the Registrant’s 1995 10-K).

10.6	Purchase Agreement between Stillwater Mining Company and Senstar Capital Corporation, dated October 5, 1995 (incorporated by reference to Exhibit 10.17.1 of the Registrant’s 1995 10-K).

10.7	Purchase Agreement between Stillwater Mining Company and The Westaim Corporation, dated October 14, 1996 (incorporated by reference to Exhibit 10.16 of the Registrant’s 1996 10-K).

10.8	PGM Concentrate Refining Agreement between Stillwater Mining Company and Union Miniere, dated May 8, 1996. (incorporated by reference to Exhibit 10.15 of the Registrant’s 1998 10-K).

10.9	Articles of Agreement between Stillwater Mining Company and Paper, Allied Industrial, Chemical and Energy Workers International Union, dated July 1, 1999 (incorporated by reference to Exhibit 10.10 of the Registrant’s 1999 10-K).

10.10	Palladium Sales Agreement, made as of August 13, 1998, among Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated July 21, 1998).

10.11	Palladium and Platinum Sales Agreement, made as of August 17, 1998, among Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated July 21, 1998).

10.12	Palladium and Platinum Sales Agreement, made as of August 27, 1998, among Stillwater Mining Company and Mitsubishi Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.4 to the Form 8-K, dated July 21, 1998).

10.13	Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.14	Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001 (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2001).

10.15	Credit Agreement, dated February 23, 2001, between Stillwater Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.19 of the Registrant’s 2000 10-K).

10.16	First Amendment Agreement to Palladium Sales Agreement between Stillwater Mining Company and Ford Motor

Number	Description

Company, dated October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.17	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 27, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.18	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.19	Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.20	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.24 of the Registrant’s 2001 10-K).

10.21	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company, Mitsubishi Corporation and Mitsubishi International Corporation, dated April 1, 2001 (incorporated by reference to Exhibit 10.2 to the Form 10-Q, for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.22	Second Amendment Agreement to Palladium, Platinum and Rhodium Sales Agreement between Stillwater Mining Company and Mitsubishi International Corporation, dated November 30, 2001(incorporated by reference to Exhibit 10.26 of the Registrant’s 2001 10-K).

10.23	Waiver, Consent and Amendment No. 1 to Credit Agreement, dated as of June 27, 2001, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, dated December 10, 2001).

10.24	Amendment No. 2 to Credit Agreement, dated as of November 30, 2001, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated December 10, 2001).

10.25	Retail Electricity Supply Contract between PPL EnergyPlus, LLC and Stillwater Mining Company dated December 11, 2001 (incorporated by reference to Exhibit 10.29 of the Registrant’s 2001 10-K).

10.26	Waiver, Consent and Amendment No. 3 to credit agreement dated as of January 28, 2002 by and among Stillwater Mining Company and Toronto Dominion (Texas) Inc. (incorporated by reference to exhibit 10.1 of the registrants Form 10-Q for the quarterly period ended March 31, 2002).

10.27	Limited Waiver to Credit Agreement, dated as of September 30, 2002, made by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.28	Amendment No. 4 to Credit Agreement, dated as of October 25, 2002, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.29	Stock Purchase Agreement between Stillwater Mining Company and entities listed on Exhibit A, dated January 30, 2002. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3/A (File No.333-75404) as declared effective by the Commission on June 7, 2002).

10.30	Third Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 13, 2002 (incorporated by reference to Exhibit 10.33 of the Registrant’s 2002 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.31	Employment Agreement between Terrell I. Ackerman and Stillwater Mining Company dated May 8, 2002 (incorporated by reference to Exhibit 10.34 of the Registrant’s 2002 10-K).

10.32	Limited Waiver to Credit Agreement, dated as of December 31, 2002, made by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.36 of the Registrant’s 2002 10-K).

Number	Description

10.33	Amendment No. 5 to Credit Agreement, dated as of March 20, 2003, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated March 21, 2003).

10.34	Amended and Restated General Employee Stock Plan, dated October 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.35	Employment Agreement between Stephen A. Lang and Stillwater Mining Company dated September 1, 2003 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.36	Stock Purchase Agreement between Stillwater Mining Company and MMC Norilsk Nickel and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.1 to the Form 8-K, dated June 23, 2003)

10.37	Registration Rights Agreement, Stillwater Mining Company and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated June 23, 2003)

10.38	Palladium Sales Agreement, made as of February 1, 2004, among Stillwater Mining Company and Mitsubishi Corporation (portions of this agreement have been omitted pursuant to a confidential treatment request) (filed herewith).

10.39	Palladium Sales Agreement, made as of March 3, 2004, among Stillwater Mining Company and Engelhard Corporation (portions of this agreement have been omitted pursuant to a confidential treatment request) (filed herewith).

10.40	Employment Agreement between Gregory A. Wing and Stillwater Mining Company dated as of March 22, 2004 (filed herewith).

10.41	Articles of Agreement between Stillwater Mining Company (East Boulder) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 2002 (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc. (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated March 15, 2004

31.2	Rule 13a-14(a)/15d-14(a) Certification – Controller and Principal Accounting Officer, dated March 15, 2004

32.1	Section 1350 Certification, dated March 15, 2004

32.2	Section 1350 Certification, dated March 15, 2004

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STILLWATER MINING COMPANY
(“Registrant”)

Dated: March 15, 2004	By: /s/ Francis R. McAllister

Francis R. McAllister
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.

Signature and Title	Date
/s/ Francis R. McAllister Francis R. McAllister	March 15, 2004
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/Thomas T. Angelos Thomas T. Angelos	March 15, 2004
Controller
(Principal Accounting Officer)

/s/ Craig L. Fuller Craig L. Fuller, Director	March 15, 2004

/s/ Patrick M. James Patrick M. James, Director	March 15, 2004

/s/ Steven S. Lucas Steven S. Lucas, Director	March 15, 2004

/s/ Joseph P. Mazurek Joseph P. Mazurek, Director	March 15, 2004

/s/ Sheryl K. Pressler Sheryl K. Pressler, Director	March 15, 2004

/s/ Donald Riegle Jr. Donald Riegle Jr., Director	March 15, 2004

/s/ Todd D. Schafer Todd D. Schafer, Director	March 15, 2004

/s/ Jack E. Thompson Jack E. Thompson, Director	March 15, 2004

EXHIBITS INDEX

EXHIBITS

Number	Description

2.1	Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the “1994 S-1”)).

3.1	Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

3.2	Amended and Restated By-Laws of Stillwater Mining Company, dated March 10, 2004 (filed herewith).

4.1	Form of Indenture, dated April 29, 1996, between Stillwater Mining Company and Colorado National Bank with respect to the company’s 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated April 29, 1996).

4.2	Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

4.3	Amendment No. 1, dated as of November 20, 2002, to the Rights Agreement between Stillwater Mining Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated November 21, 2002).

10.1	1998 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 6, 1998).

10.2	Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

10.3	Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.4	Agreement for Electric Service between the Montana Power Company and Stillwater Mining Company, dated June 1, 1996 (incorporated by reference to Exhibit 10.8.1 of the Registrant’s 1996 10-K).

10.5	Equipment Lease Agreement between Stillwater Mining Company and Senstar Capital Corporation, dated October 5, 1995. (incorporated by reference to Exhibit 10.17 of the Registrant’s 1995 10-K).

10.6	Purchase Agreement between Stillwater Mining Company and Senstar Capital Corporation, dated October 5, 1995 (incorporated by reference to Exhibit 10.17.1 of the Registrant’s 1995 10-K).

10.7	Purchase Agreement between Stillwater Mining Company and The Westaim Corporation, dated October 14, 1996 (incorporated by reference to Exhibit 10.16 of the Registrant’s 1996 10-K).

10.8	PGM Concentrate Refining Agreement between Stillwater Mining Company and Union Miniere, dated May 8, 1996. (incorporated by reference to Exhibit 10.15 of the Registrant’s 1998 10-K).

10.9	Articles of Agreement between Stillwater Mining Company and Paper, Allied Industrial, Chemical and Energy Workers International Union, dated July 1, 1999 (incorporated by reference to Exhibit 10.10 of the Registrant’s 1999 10-K).

10.10	Palladium Sales Agreement, made as of August 13, 1998, among Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated July 21, 1998).

10.11	Palladium and Platinum Sales Agreement, made as of August 17, 1998, among Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated July 21, 1998).

10.12	Palladium and Platinum Sales Agreement, made as of August 27, 1998, among Stillwater Mining Company and Mitsubishi Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.4 to the Form 8-K, dated July 21, 1998).

10.13	Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.14	Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001 (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2001).

10.15	Credit Agreement, dated February 23, 2001, between Stillwater Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.19 of the Registrant’s 2000 10-K).

10.16	First Amendment Agreement to Palladium Sales Agreement between Stillwater Mining Company and Ford

Number	Description

Motor Company, dated October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.17	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 27, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.18	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.19	Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.20	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.24 of the Registrant’s 2001 10-K).

10.21	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company, Mitsubishi Corporation and Mitsubishi International Corporation, dated April 1, 2001 (incorporated by reference to Exhibit 10.2 to the Form 10-Q, for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.22	Second Amendment Agreement to Palladium, Platinum and Rhodium Sales Agreement between Stillwater Mining Company and Mitsubishi International Corporation, dated November 30, 2001(incorporated by reference to Exhibit 10.26 of the Registrant’s 2001 10-K).

10.23	Waiver, Consent and Amendment No. 1 to Credit Agreement, dated as of June 27, 2001, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, dated December 10, 2001).

10.24	Amendment No. 2 to Credit Agreement, dated as of November 30, 2001, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated December 10, 2001).

10.25	Retail Electricity Supply Contract between PPL EnergyPlus, LLC and Stillwater Mining Company dated December 11, 2001 (incorporated by reference to Exhibit 10.29 of the Registrant’s 2001 10-K).

10.26	Waiver, Consent and Amendment No. 3 to credit agreement dated as of January 28, 2002 by and among Stillwater Mining Company and Toronto Dominion (Texas) Inc. (incorporated by reference to exhibit 10.1 of the registrants Form 10-Q for the quarterly period ended March 31, 2002).

10.27	Limited Waiver to Credit Agreement, dated as of September 30, 2002, made by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.28	Amendment No. 4 to Credit Agreement, dated as of October 25, 2002, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.29	Stock Purchase Agreement between Stillwater Mining Company and entities listed on Exhibit A, dated January 30, 2002. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3/A (File No.333-75404) as declared effective by the Commission on June 7, 2002).

10.30	Third Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 13, 2002 (incorporated by reference to Exhibit 10.33 of the Registrant’s 2002 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.31	Employment Agreement between Terrell I. Ackerman and Stillwater Mining Company dated May 8, 2002 (incorporated by reference to Exhibit 10.34 of the Registrant’s 2002 10-K).

10.32	Limited Waiver to Credit Agreement, dated as of December 31, 2002, made by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.36 of the Registrant’s 2002 10-K).

Number	Description

10.33	Amendment No. 5 to Credit Agreement, dated as of March 20, 2003, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated March 21, 2003).

10.34	Amended and Restated General Employee Stock Plan, dated October 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.35	Employment Agreement between Stephen A. Lang and Stillwater Mining Company dated September 1, 2003 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.36	Stock Purchase Agreement between Stillwater Mining Company and MMC Norilsk Nickel and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.1 to the Form 8-K, dated June 23, 2003)

10.37	Registration Rights Agreement, Stillwater Mining Company and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated June 23, 2003)

10.38	Palladium Sales Agreement, made as of February 1, 2004, among Stillwater Mining Company and Mitsubishi Corporation (portions of this agreement have been omitted pursuant to a confidential treatment request) (filed herewith).

10.39	Palladium Sales Agreement, made as of March 3, 2004, among Stillwater Mining Company and Engelhard Corporation (portions of this agreement have been omitted pursuant to a confidential treatment request) (filed herewith).

10.40	Employment Agreement between Gregory A. Wing and Stillwater Mining Company dated as of March 22, 2004 (filed herewith).

10.41	Articles of Agreement between Stillwater Mining Company (East Boulder) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 2002 (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc. (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated March 15, 2004

31.2	Rule 13a-14(a)/15d-14(a) Certification – Controller and Principal Accounting Officer, dated March 15, 2004

32.1	Section 1350 Certification, dated March 15, 2004

32.2	Section 1350 Certification, dated March 15, 2004