Form 10-Q
period 2004-03-31
STILLWATER MINING CO /DE/
filed 2004-05-10
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

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

At April 30, 2004 the company had outstanding 90,102,570 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2004

INDEX

PAGE
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	24
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 2. Changes in Securities	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 5. Other Information	26
Item 6. Exhibits and Reports on Form 8-K	26
SIGNATURES	28
CERTIFICATION	30
Amendment No. 1 to Stockholders Agreement
Palladium, Platinum, Rhodium Sales Agreement
Limited Waiver to Credit Agreement
Certification - CEO
Certification - Vice President and CFO
Section 1350 Certification
Section 1350 Certification

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive Income
 (Unaudited)
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2004	2003
Revenues	$100,693	$64,155
Costs and expenses
Cost of metals sold	67,107	47,991
Depreciation and amortization	10,489	9,979

Total costs of revenues	77,596	57,970
General and administrative	3,724	3,633

Total costs and expenses	81,320	61,603
Operating Income	19,373	2,552
Other income (expense)
Interest income	284	111
Interest expense	(3,900)	(4,911)

Income (loss) before income taxes and cumulative effect of accounting change	15,757	(2,248)
Income tax benefit	—	899

Income (loss) before cumulative effect of accounting change	15,757	(1,349)
Cumulative effect of change in accounting for asset retirement obligations, net of $264 income tax benefit	—	(408)

Net income (loss)	$15,757	$(1,757)

Other comprehensive income (loss), net of tax	(483)	31

Comprehensive income (loss)	$15,274	$(1,726)

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.18	$(0.03)
Cumulative effect of accounting change	—	(0.01)

Net income (loss)	$0.18	$(0.04)

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.17	$(0.03)
Cumulative effect of accounting change	—	(0.01)

Net income (loss)	$0.17	$(0.04)

Weighted average common shares outstanding
Basic	89,898	43,633
Diluted	90,169	43,633

See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Balance Sheets
 (Unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$47,631	$47,511
Restricted cash equivalents	2,650	2,650
Inventories	193,899	202,485
Accounts receivable	26,376	3,777
Deferred income taxes	4,369	4,313
Other current assets	3,332	4,270

Total current assets	$278,257	$265,006
Property, plant and equipment, net	423,569	419,528
Other noncurrent assets	5,719	6,054

Total assets	$707,545	$690,588

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$9,589	$9,781
Accrued payroll and benefits	10,067	10,654
Property, production and franchise taxes payable	7,820	8,504
Current portion of long-term debt and capital lease obligations	1,935	1,935
Long-term debt secured by finished goods	37,011	74,106
Other current liabilities	5,686	5,290

Total current liabilities	72,108	110,270
Long-term debt and capital lease obligations	122,098	85,445
Deferred income taxes	4,369	4,313
Other noncurrent liabilities	13,299	11,263

Total liabilities	211,874	211,291

Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 89,943,472 and 43,587,107 shares issued and outstanding	899	899
Paid-in capital	594,075	592,974
Retained earnings	(98,000)	(113,756)
Accumulated other comprehensive loss	(1,303)	(820)

Total stockholders’ equity	495,671	479,297

Total liabilities and stockholders’ equity	$707,545	$690,588

See notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
 (Unaudited)
(in thousands)

	Three months ended
	March 31,
	2004	2003
Cash flows from operating activities
Net income (loss)	$15,757	$(1,757)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	10,489	9,979
Deferred income taxes	—	(1,143)
Cumulative effect of change in accounting for asset retirement obligations	—	672
Stock issued under employee benefit plans	1,058	1,031
Amortization of debt issuance costs	283	358
Amortization of restricted stock compensation	—	18
Changes in operating assets and liabilities:
Inventories	8,586	4,991
Accounts receivable	(22,599)	14,095
Accounts payable	(192)	(3,734)
Other	1,716	(1,233)

Net cash provided by operating activities	15,098	23,277

Cash flows from investing activities
Capital expenditures	(14,574)	(14,534)

Net cash used in investing activities	(14,574)	(14,534)

Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(447)	(5,353)
Issuance of common stock, net of issue costs	43	—
Payment for debt issuance costs	—	(1,454)
Other	—	(533)

Net cash used by financing activities	(404)	(7,340)

Cash and cash equivalents
Net increase	120	1,403
Balance at beginning of period	47,511	25,913

Balance at end of period	$47,631	$27,316

See notes to consolidated financial statements

Stillwater Mining Company
Notes to Consolidated Financial Statements
 (Unaudited)

Note 1 - General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company’s financial position as of March 31, 2004 and the results of its operations and its cash flows for the three-month periods ended March 31, 2004 and 2003. Certain prior period amounts have been reclassified to conform with the current year presentation. The results of operations for the three-month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s 2003 Annual Report on Form 10-K.

Note 2 – Stock-Based Compensation Costs

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

	Three months ended
	March 31,
(in thousands)	2004	2003

Net income (loss), as reported	$15,757	$(1,757)
Add: Stock based employee compensation expense included in reported net income (loss), net of tax	—	11
Deduct: Stock based compensation expense determined under fair value based method for stock options, net of tax	(158)	(267)

Pro forma net income (loss)	$15,599	$(2,013)

Earnings (loss) per share
Basic - as reported	$0.18	$(0.04)
Basic - pro forma	$0.17	$(0.05)
Diluted - as reported	$0.17	$(0.04)
Diluted - pro forma	$0.17	$(0.05)

     In meetings held in conjunction with the company’s April 29, 2004 Annual Meeting of Shareholders, the Board of Directors of the company granted deferred incentive compensation awards to the officers of the company and to the members of the Board of Directors in the form of restricted stock. Approximately 6,800 shares of company stock were awarded to the Board of Directors, and approximately 350,000 shares were awarded to the officers of the company. The restricted shares awarded to members of the Board will vest in six months, while those awarded to the officers of the company will vest at the end of three years. Because these awards all were granted after March 31, 2004, no provision for them is included in the first quarter 2004 financial statements.

Note 3 – Comprehensive Income

     Comprehensive income consists of earnings items and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from current net income. For the company, such items consist of unrealized gains and losses on derivative financial instruments related to commodity and interest rate hedging.

     The net of tax balance in accumulated other comprehensive loss at March 31, 2004 and December 31, 2003 was $1.3 million and $0.8 million, respectively.

     The company had commodity instruments relating to fixed forward metal sales and financially settled forwards outstanding during the first quarter of 2004. The unrealized losses relating to these instruments, $1.3 million at March 31, 2004, will be reflected in other comprehensive income until these instruments are settled. All commodity instruments outstanding at March 31, 2004 are expected to be settled within the next six months.

     The company’s interest rate swaps, which were accounted for as a hedging instrument, matured on March 4, 2004.

     The following summary sets forth the changes in other comprehensive loss accumulated in stockholders’ equity:

	Interest	Commodity
(in thousands)	Rate Swaps	Instruments	Total

Balance at December 31, 2003	$(269)	$(551)	$(820)
Reclassification to earnings	269	—	269
Change in value	—	(752)	(752)

Balance at March 31, 2004	$—	$(1,303)	$(1,303)

Note 4 - Inventories

     Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2004	2003

Metals Inventory
Raw ore	$683	$661
Concentrate and in-process	15,270	17,393
Finished goods	166,983	173,715

	182,936	191,769
Materials and supplies	10,963	10,716

	$193,899	$202,485

     Inventories are stated at the lower of current market value (taking into consideration the company’s long-term sales contracts), or average unit cost. Metal inventory costs include direct labor and materials, depreciation and amortization, and overhead costs relating to mining and processing activities.

Note 5 – Long-Term Debt

Credit Facility

     In February 2001, the company entered into a $250 million credit facility with a syndicate of financial institutions which replaced a previous $175 million bank facility. The credit facility has been amended or waivers have been obtained eight times with the most recent waiver effective March 31, 2004. The credit facility provided for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term B) and a $25 million revolving credit facility (reduced from $50 million at the company’s request as of March 20, 2003). Amortization of the term loan facilities commenced on March 31, 2002.

     During 2003, the company obtained a letter of credit in the amount of $7.5 million, carrying an annual fee of 4.0%. This letter of credit reduced by $7.5 million the amount available under the revolving credit facility at March 31, 2004. The revolving credit facility requires an annual commitment fee of 0.5% on the remaining unadvanced amount.

     In accordance with the terms of the credit agreement, the company is required to offer 50% of the net cash proceeds from the sale of the 877,169 ounces of palladium inventory received in the Norilsk Nickel transaction to prepay its term loans. In accordance with the scheduled delivery of this palladium under the sales agreements in place as of March 31, 2004, $37.0 million of the long-term debt has been classified as a current liability. The lenders are not obligated to accept any prepayment offer. If the lenders do not accept the prepayment, the company retains the cash but the availability under the revolving credit facility is reduced by the amount of the prepayment not accepted. As of March 31, 2004, the company has offered $1.2 million of cash proceeds from sales of palladium received in the Norilsk Nickel stock purchase for prepayment of the Term B facility. (These prepayment offers are made as cash is actually received, which normally lags behind recognition of sales revenue.) This offer was not accepted and the availability to borrow under the revolving credit facility as of March 31, 2004 has been reduced accordingly by $1.2 million to $16.3 million. The Term B facility final maturity date is December 31, 2007. The final maturity date of the revolving credit facility is December 30, 2005.

     As of March 31, 2004, the company has $128.1 million outstanding under the Term B facility, bearing interest at a variable rate plus a margin, which is reset quarterly (7.25% at March 31, 2004). The schedule of principal payments on the amounts outstanding as of March 31, 2004, without regard to possible prepayments from sales of the inventory received in connection with the Norilsk Nickel transaction, is as follows:

     (in thousands)

Year ended	Term B facility
2004	$1,012
2005	1,350
2006	60,750
2007	65,002

Total	$128,114

     During the first quarter of 2004, as a result of lower production from its mine operations, the company did not meet the production covenant under the credit facility, which is based on a trailing four-quarter average. The bank syndicate has granted a waiver of this covenant that is effective for the first and second quarters of 2004. The company believes it will be in compliance with its production covenant for the third quarter of 2004. In addition, the company is currently seeking to renegotiate, refinance or replace the credit facility. The company is in compliance with all other provisions of the credit facility as of March 31, 2004.

Note 6 – Earnings per Share

     Outstanding options to purchase 1,329,119 and 2,577,479 shares of common stock were excluded from the computation of diluted earnings per share for the three-month periods ended March 31, 2004 and 2003, respectively, because the effect would have been antidilutive using the treasury stock method. The effect of outstanding stock options on diluted weighted average shares outstanding was 271,373 shares for the three-month period ended March 31, 2004.

Note 7 – Long-Term Sales Contracts

     During 1998, the company entered into three PGM supply contracts with its customers that contain guaranteed floor prices for metal delivered. The company has since amended these contracts to extend the terms and to modify the pricing mechanisms. One of these contracts applies to the company’s production through December 2010, one to the company’s production through December 2006 and the third is expected to be fulfilled in 2007. As the following table illustrates, the company has committed between 80% to 100% of its palladium production and between 70% to 80% of its platinum production annually through 2010. Metal sales are priced at a modest discount to market. The remaining production is not committed under these contracts and remains available for sale at prevailing market prices. The contracts provide for floor and ceiling price structures as summarized below:

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

     The sales contracts provide for adjustments to ounces committed based on actual production. These contracts contain termination provisions that allow the purchasers to terminate in the event the company breaches certain provisions of the contract and the breach is not cured within periods ranging from 10 to 30 days of notice by the purchaser. The long-term sales contracts qualify for the normal sales exception from hedge accounting rules provided in SFAS No. 138 because they will not settle net and will result in physical delivery. The floors and ceilings embedded within the long-term sales contracts are treated as part of the host contract, not as a separate derivative instrument, and are therefore also not subject to the requirements of SFAS No. 133.

     The company has entered into sales agreements during the first quarter of 2004 to sell the palladium received in the stock transaction with Norilsk Nickel. Under these agreements, the company will sell approximately 37,000 ounces of palladium per month, ending in the first quarter of 2006, at close to market prices. Separately, under one of these agreements, the company also will sell 3,000 ounces of platinum and 2,000 ounces of rhodium per month also at prices close to market.

Note 8 – Financial Instruments

     The company, from time to time, uses various derivative financial instruments to manage the company’s exposure to market prices associated with changes in palladium and platinum commodity prices and in interest rates. Because the company hedges only with instruments that have a high correlation with the value of the underlying exposures, changes in the derivatives’ fair value are expected to be offset by changes in the value of the hedged transaction.

Commodity Derivatives

     The company enters into fixed forwards and financially settled forwards that are accounted for as cash-flow hedges to hedge the price risk in its secondary recycling activity. Fixed forward sales of metals from processing secondary materials are sold forward at the time of receipt and delivered against the cash flow hedges when the ounces are recovered. Under financially settled forwards, at each settlement date the company receives the difference between the forward price, and the market price if the market price is below the forward price, and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company’s financially settled forwards are settled at maturity. While the price risk is managed by such instruments, accounting rules do not allow the change in values of the metals protected to be reported, but require the change in value of the hedging instrument to be reflected in stockholders equity as other comprehensive income. The unrealized loss of $1.3 million existing at March 31, 2004 relating to these instruments will be reflected in other comprehensive income until these instruments are settled and will be offset by metal inventory gains largely equal in size which will be reported in operating income. All commodity instruments outstanding at March 31, 2004 are expected to be settled within the next six-months. There were no outstanding fixed forward and financially settled forward commodity instruments settled during the first quarter of 2004.

Interest Rate Derivatives

     The company entered into two identical interest rate swap agreements which fixed the interest rate on $100.0 million of the company’s debt, effective March 4, 2002 and maturing on March 4, 2004. These interest rate swap agreements qualified as a cash flow hedge and were considered to be highly effective since the change in the value of the interest rate swap offset changes in the future cash flows related to interest payments on the company’s debt. During the three-month periods ended March 31, 2004 and 2003, hedging losses of $0.4 million and $0.6 million, respectively, were recognized as additional interest expense.

Note 9 – Income Taxes

     The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has net operating loss carryforwards (NOL’s), which expire in 2009 through 2022. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers more likely than not will not be realized. The company has not recognized any income tax provision or benefit for the quarter ended March 31, 2004 as any changes in deferred tax liabilities and assets have been offset by changes in the valuation allowance.

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

     The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Stillwater Mining Company (the company).

     This discussion addresses matters management considers important for an understanding of the company’s financial condition and results of operations as of and for the three months ended March 31, 2004. It consists of the following subsections:

x	“Overview” which provides a brief summary of the company’s consolidated results and financial position and the primary factors affecting those results.

x	“Key Factors” which provides indicators of profitability and efficiency at each mine location and on a consolidated basis and includes other PGM activities.

x	“Results of Operations” which includes a discussion and an analysis of the operating and financial results for the three months ended March 31, 2004 as compared to the same period in 2003.

x	“Liquidity and Capital Resources” which contains a discussion of the company’s cash flows and liquidity, investing and financing activities, and contractual obligations.

x	“Critical Accounting Policies” which provides an analysis of the accounting policies the company considers critical because of their effect on the reported amounts of assets, liabilities, income and/or expense on the consolidated financial statements and because they require difficult, subjective or complex judgments by management.

     These items should be read in conjunction with our consolidated financial statements and the notes thereto included in this quarterly report and in the company’s 2003 annual report on Form 10-K.

Overview

     Two overriding factors have heavily influenced the company’s profitability in recent years and will continue to affect the company for the foreseeable future: the volatility of PGM prices and the company’s high unit cost structure. Metal prices are dictated by market forces and so are beyond the control of the company. As to its unit cost structure, in the past the company has often experienced difficulty meeting its production targets, achieving planned cost efficiencies and realizing anticipated ore grades. In addition, the company must spend significant amounts of capital annually to maintain sufficient developed areas in the mines to sustain ongoing production. Despite these challenges, reducing unit costs in a safe and efficient manner is the principal operating focus of the company.

     In 1998, the company entered into three long-term sales contracts that commit the majority of the mines’ production through 2010. These contracts have floor prices which, in recent years, have been of significant benefit to the company, particularly in light of low PGM prices, and have allowed the company to continue to generate operating profits in low pricing environments. Unless extended or modified, as to which there can be no assurance, these contracts will all expire by 2010. At that time, the company could be fully exposed to market prices and the absence of these contracts after 2010 could negatively affect the company’s operating results.

     The determination to build a second mine at East Boulder was made in 1998, at a time when palladium prices were rising, and forecasted to go higher. The financing of East Boulder was largely done through available cash and bank borrowings, which ultimately put a financial strain on the company when low PGM prices were combined with higher than anticipated capital costs for construction and development. In recent years the company has been obliged to amend its credit agreement or obtain waivers on eight occasions, to seek additional funding through a private placement and to revise its mining plans several times in an effort to optimize its production in light of financial limitations. Ultimately, the company sought a financial partner and considered numerous alternatives. This process led to the stock purchase transaction in June of 2003 whereby Norilsk Nickel acquired 50.8% of the company through the purchase of newly-issued common shares for $100 million in cash and 877,169 ounces of palladium. Norilsk Nickel subsequently completed a cash tender offer for additional shares thereby increasing their ownership interest to 55.5%. The company was obligated to utilize $50.0 million of proceeds from the Norilsk Nickel transaction to pay down its bank debt. Consequently the Term A facility was paid in full on June 30, 2003. In the first quarter of 2004, the company entered into contracts to resell such palladium to DaimlerChrylser, Mitsubishi and Engelhard Corporation over a two year period.

     The company believes that it now has adequate liquidity for its contemplated needs in view of the cash and palladium received in connection with the share issuance in the Norilsk Nickel transaction. The palladium will be sold in equal monthly quantities over the next two years, at close to market prices at the time of sale. The company’s banks have the option under the credit agreement to apply 50% of the cash proceeds to reduce the company’s outstanding debt. If the banks decline to accept these proceeds, the availability under the company’s revolving credit line is reduced by an equal amount. The stock purchase agreement provided that the parties intended to negotiate an agreement to buy from Norilsk Nickel at least one million ounces of palladium annually. The company and Norilsk Nickel have recently decided to not pursue such an agreement at this time.

     The $390 million asset impairment charge taken at the end of 2003 was precipitated by a decline in reported proven and probable ore reserves. The assets were written down to a value which reflects lower PGM prices, the high cost structure of the company and uncertainty about the company’s ability to obtain favorable long-term sales contracts beyond 2010.

     In looking to the future, the company’s primary focus will be on profitability. Reducing production costs will continue to be a priority. The company expects to continually review alternative opportunities to increase demand for its products in order to improve profitability.

     The company’s financial results for the three months ended March 31, 2004 have improved compared to the same period in 2003. This is largely due to increased PGM prices and higher metal sales volume during the first quarter of 2004 as compared to the same period in 2003. The incremental sales volumes resulted from other PGM activities including sales of palladium received in the Norilsk Nickel stock purchase and secondary processing of autocatalysts.

     During the second quarter of 2004, the company will shut down its smelter and base metals refinery for a period of four to six weeks for routine smelter re-bricking and other refurbishing. The shutdown will reduce second quarter earnings and cash flow, although sales out of the palladium inventory will continue, which are expected to mitigate the effect of the shutdown. Production at the mines will continue during the shutdown, and concentrate will be stockpiled at the smelter for processing later in the year. The company expects to complete processing of these stockpiles by the end of 2004.

Key Factors
 (Unaudited)

	Three months ended
	March 31,
	2004	2003
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced (000)
Palladium	114	112
Platinum	34	34

Total	148	146

Tons milled (000)	313	289
Mill head grade (ounce per ton)	0.51	0.55
Sub-grade tons milled (000) (1)	16	21
Sub-grade tons mill head grade (ounce per ton)	0.21	0.23
Total tons milled (000) (1)	329	310
Combined mill head grade (ounce per ton)	0.50	0.53
Total mill recovery (%)	91	90
Total operating costs per ounce (2), (3)	$240	$253
Total cash costs per ounce (2), (3)	$284	$281
Total production costs per ounce (2), (3)	$356	$350
Total operating costs per ton milled	$108	$119
Total cash costs per ton milled (2), (3)	$128	$133
Total production costs per ton milled (2), (3)	$160	$165
Stillwater Mine :
Ounces produced (000)
Palladium	81	84
Platinum	24	26

Total	105	110

Tons milled (000)	194	185
Mill head grade (ounce per ton)	0.57	0.64
Sub-grade tons milled (000) (1)	16	21
Sub-grade tons mill head grade (ounce per ton)	0.21	0.23
Total tons milled (000) (1)	210	206
Combined mill head grade (ounce per ton)	0.55	0.59
Total mill recovery (%)	92	91
Total operating costs per ounce (2), (3)	$234	$228
Total cash costs per ounce (2), (3)	$276	$252
Total production costs per ounce (2), (3)	$341	$311
Total operating costs per ton milled	$118	$122
Total cash costs per ton milled (2), (3)	$139	$135
Total production costs per ton milled (2), (3)	$171	$167

Key Factors (continued)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
OPERATING AND COST DATA FOR MINE PRODUCTION(Continued)
East Boulder Mine :
Ounces produced (000)
Palladium	33	28
Platinum	10	8

Total	43	36

Tons milled (000)	119	104
Mill head grade (ounce per ton)	0.40	0.39
Sub-grade tons milled (000) (1)	—	—
Sub-grade tons mill head grade (ounce per ton)	—	—
Total tons milled (000) (1)	119	104
Combined mill head grade (ounce per ton)	0.40	0.39
Total mill recovery (%)	89	89
Total operating costs per ounce (2), (3)	$256	$329
Total cash costs per ounce (2), (3)	$306	$372
Total production costs per ounce (2), (3)	$392	$470
Total operating costs per ton milled	$92	$112
Total cash costs per ton milled (2), (3)	$109	$127
Total production costs per ton milled (2), (3)	$140	$161

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total cash costs for this purpose include costs of mining, processing and administrative expenses at the mine site (including mine site overhead, taxes other than income taxes, royalties, by-product credits from production and credits for secondary materials. Total production costs include total cash costs plus depreciation and amortization. Income taxes, corporate general and administrative expenses and interest income and expense are not included in either total cash costs or total production costs.

(3)	Cash cost per ton and cash cost per ounce represent non-U.S. Generally Accepted Accounting Principles (GAAP) measurements that management uses to monitor and evaluate the performance of its mining operations. Management believes cash costs per ounce and per ton provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as provide a meaningful basis to compare our results with those of other mining companies and other mining operating properties. See table “Reconciliation of Non-GAAP measures to cost of sales.”

Key Factors (continued)
 (Unaudited)

	Three months ended
	March 31,
	2004	2003
SALES AND PRICE DATA
Ounces sold (000)
Mine Production:
Palladium	117	119
Platinum	33	34

Total	150	153
Other PGM activities:
Palladium	54	1
Platinum	17	1
Rhodium	2	—

Total	73	2

Total ounces sold	223	155

Average realized price per ounce (4)
Mine Production:
Palladium	$378	$363
Platinum	$864	$580
Combined (5)	$484	$411
Other PGM activities:
Palladium	$257	$270
Platinum	$755	$577
Rhodium	$770	$657
Average market price per ounce (4)
Palladium	$242	$244
Platinum	$867	$661
Combined (5)	$378	$336

(4)	The company’s average realized price represents revenues which include the impact of contract floor and ceiling prices and hedging gains and losses realized on commodity instruments and exclude contract discounts, divided by total ounces sold. The average market price represents the average London PM Fix for palladium, platinum and combined prices and Johnson Matthey for rhodium prices for the actual months of the period.

(5)	Stillwater Mining reports a combined average realized and market price of palladium and platinum based on actual sales of mine-production ounces. Prior period amounts have been adjusted to conform with the current year presentation.

Key Factors (continued)
 (Unaudited)

Reconciliation of Non-GAAP measures to cost of revenues

Cash cost per ton and cash cost per ounce represent Non-GAAP measurements that management uses to monitor and evaluate the performance of its mining operations. Management believes cash costs per ounce and per ton provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results with those of other mining companies and other mining operating properties.

	Three months ended
	March 31,
	2004	2003
OPERATING AND COST DATA RECONCILIATION (in thousands except cost per ton and cost per ounce data)
Consolidated:
Total operating costs	$35,602	$36,962
Total cash costs	$42,123	$41,133
Total production costs	$52,703	$51,154
Total ounces	148	146
Total tons milled	329	310
Total operating costs per ounce	$240	$253
Total cash cost per ounce	$284	$281
Total production cost per ounce	$356	$350
Total operating cost per ton milled	$108	$119
Total cash cost per ton milled	$128	$133
Total production cost per ton milled	$160	$165
Reconciliation to cost of revenues:
Gross operating costs	$36,561	$37,375
Less: secondary materials credit	(959)	(413)

Total operating costs	$35,602	$36,962
Royalties, taxes and other	6,521	4,171

Total cash costs	$42,123	$41,133
Asset retirement costs	91	82
Depreciation and Amortization	10,489	9,979

Total production costs	$52,703	$51,194
Change in product inventory	8,831	5,229
Costs of secondary materials	15,177	1,103
Add: secondary materials credit	959	413
(Gain) or loss on sale of assets and other costs	(74)	31

Total cost of revenues	$77,596	$57,970

Stillwater Mine:
Total operating costs	$24,675	$25,219
Total cash costs	$29,061	$27,861
Total production costs	$35,944	$34,390
Total ounces	105	110
Total tons milled	210	206
Total operating costs per ounce	$234	$228
Total cash cost per ounce	$276	$252
Total production cost per ounce	$341	$311
Total operating cost per ton milled	$118	$122
Total cash cost per ton milled	$139	$135
Total production cost per ton milled	$171	$167

Key Factors (continued)
 (Unaudited)

	Three months ended
	March 31,
	2004	2003
OPERATING AND COST DATA RECONCILIATION (CONTINUED) (in thousands except cost per ton and cost per ounce data)
Reconciliation to cost of revenues:
Gross Operating costs	$25,356	$25,537
Less: secondary materials credit	(681)	(318)

Total operating costs	$24,675	$25,219
Royalties, taxes and other	4,386	2,642

Total cash costs	$29,061	$27,861
Asset retirement costs	74	67
Depreciation and Amortization	6,809	6,462

Total production costs	$35,944	$34,390
Change in product inventory	187	4,692
(Gain) or loss on sale of assets and other costs	(2)	31

Total cost of revenues	$36,129	$39,113

East Boulder Mine
Total operating costs	$10,927	$11,743
Total cash costs	$13,062	$13,272
Total production costs	$16,759	$16,804
Total ounces	43	36
Total tons milled	119	104
Total operating costs per ounce	$256	$329
Total cash cost per ounce	$306	$372
Total production cost per ounce	$392	$470
Total operating cost per ton milled	$92	$113
Total cash cost per ton milled	$109	$127
Total production cost per ton milled	$140	$161
Reconciliation to cost of revenues:
Gross Operating costs	$11,205	$11,838
Less: secondary materials credit	(278)	(95)

Total operating costs	$10,927	$11,743
Royalties, taxes and other	2,135	1,529

Total cash costs	$13,062	$13,272
Asset retirement costs	17	15
Depreciation and Amortization	3,680	3,517

Total production costs	$16,759	$16,804
Change in product inventory	600	537
(Gain) or loss on sale of assets and other costs	(72)	—

Total cost of revenues	$17,287	$17,341

Other PGM activities
Reconciliation to cost of revenues:
Change in product inventory	$8,044	$—
Costs of secondary materials	15,177	1,103
Add: secondary materials credit	959	413

Total cost of revenues	$24,180	$1,516

Results of Operations

Three month period ended March 31, 2004 compared to the three month period ended March 31, 2003

     Production. During the first quarter of 2004, the company’s mining operations produced approximately 114,000 ounces of palladium and 34,000 ounces of platinum, compared with approximately 112,000 ounces of palladium and 34,000 ounces of platinum in the first quarter of 2003. The increase was primarily due to a 19% increase in ounces produced at the East Boulder Mine, representing approximately 33,000 ounces of palladium and 10,000 ounces of platinum in the first quarter of 2004, compared to approximately 28,000 ounces of palladium and 8,000 ounces of platinum in the first quarter of 2003. The increase was partially offset by a 5% lower ounce production at the Stillwater Mine as a result of lower ore grades.

     Revenues. Revenues were $100.7 million for the first quarter of 2004 compared to $64.2 million for the first quarter of 2003, a $36.5 million or 57% increase. The increase is primarily due to an increase of $26.8 million in the total quantity of metals sold from other PGM activities related to the palladium ounces received in the Norilsk Nickel transaction and secondary processing of autocatalysts, and an 18% increase in combined average realized palladium and platinum prices received from the sales of mine production ounces.

     Palladium sales from mine production were 117,000 ounces during the first quarter of 2004 compared to 119,000 ounces for the first quarter of 2003. Platinum sales from mine production were approximately 33,000 ounces during the first quarter of 2004 compared to approximately 34,000 for the same period of 2003. During the first quarter of 2004, sales from other PGM activities included 46,000 ounces of palladium received from Norilsk Nickel and 27,000 ounces of PGMs from secondary processing of autocatalysts.

     The company’s combined average realized price per ounce of palladium and platinum for sales from mine production in the first quarter of 2004 increased 18% to $484, compared to $411 in the first quarter of 2003. The combined average market price increased 13% to $378 per ounce in the first quarter of 2004, compared to $336 per ounce in the first quarter of 2003. The average realized price per ounce of palladium sold was $378 in the first quarter of 2004, compared to $363 in the first quarter of 2003, while the average market price of palladium was $242 per ounce in the first quarter of 2004 compared to $244 per ounce in the first quarter of 2003. The company’s average realized price per ounce of platinum sold was $864 in the first quarter of 2004, compared to $580 in the first quarter of 2003; the average market price of platinum was $867 per ounce in the first quarter of 2004 compared to $661 per ounce in the first quarter of 2003. The average realized palladium, platinum and rhodium prices received from the company’s other PGM activities were $257, $755 and $770 per ounce, respectively.

     Production costs. Total consolidated cash costs per ounce produced in the first quarter of 2004 increased $3 or 1% to $284 per ounce from $281 per ounce in the first quarter of 2003. The increase in total consolidated cash costs per ounce was attributed to a $16 per ounce increase in royalties, property taxes and insurance partially due to higher PGM prices, offset by a $13 per ounce decrease in operating costs primarily related to lower mining costs per ounce at the East Boulder Mine as a result of higher production ounces. Total consolidated production costs per ounce produced in the first quarter 2004 increased $6, or 2%, to $356 per ounce from $350 per ounce in the same period of 2003. The increase was due to the increase in cash costs noted above and an increase in depreciation and amortization costs of $3 per ounce primarily due to higher depreciation and amortization rates in 2004.

     Other PGM costs. Beginning in 2004, expenses related to the palladium ounces received from Norilsk Nickel and secondary processing of autocatalysts were $23.2 million. For the purposes of reporting cash costs per ounce statistics for the company’s mine operations, costs related to the secondary processing of autocatalysts, offset by sales proceeds included in the company’s revenue, are reflected as a credit to operating costs.

     Expenses. General and administrative expenses in the first quarter of 2004 of $3.7 million were comparable to the $3.6 million during the first quarter of 2003.

     Interest expense of $3.9 million in the first quarter of 2004 decreased approximately $1.0 million from $4.9 million in the prior year first quarter due to the repayment of the Term A facility in the second quarter of 2003.

     Income Taxes. The company had no income tax provision or benefit for the quarter ended March 31, 2004 compared to an income tax benefit of $0.9 million for the quarter ended March 31,2003. The company has not recognized any income tax provision or benefit for the quarter ended March 31, 2004 as any changes in deferred tax liabilities and assets have been offset by changes in the valuation allowance provided for the company’s net deferred tax assets (see note 9).

     Other Comprehensive Income (Loss). For the first quarter of 2004, other comprehensive loss includes a change in value of $0.8 million for commodity instruments offset by a reclassification adjustment to interest expense of $0.3 million. For the same period of 2003, other comprehensive income, net of tax, included a decline in the market value of the interest rate swaps of $0.3 million, offset by reclassification adjustments to interest expense of $0.3 million.

Liquidity and Capital Resources

     The company’s working capital at March 31, 2004 was $206.1 million compared to $154.7 million at December 31, 2003. The ratio of current assets to current liabilities was 3.9 at March 31, 2004, as compared to 2.4 at December 31, 2003. The increase in working capital resulted from the reclassification of a portion of the long-term debt secured by finished goods because in the first quarter of 2004 the company entered into contracts to sell the palladium received from Norilsk Nickel in the stock purchase transaction. The term of these sales agreements is two years, and as such a portion of the long-term debt secured by finished goods at December 31, 2003 has been reclassified from a current liability to a long-term liability.

     For the quarter ended March 31, 2004, net cash provided by operations was $15.1 million compared to $23.3 million for the comparable period of 2003. The decrease in cash provided by operations of $8.2 million was significantly impacted by the following factors:

	Three months ended
	March 31,
	2004	2003
x Increase in total palladium and platinum ounces sold (oz)	223,000	155,000
x Increase in weighted average combined price received per ounce of palladium and platinum ($/oz).	$452	$414
x Essentially flat consolidated cash cost per ounce from mine production ($/oz)	$284	$281
x Essentially flat general and administrative expense (in thousands)	$3,724	$3,633
x Decreased interest expense (in thousands)	$3,900	$4,911
x Significant increase in net operating assets and liabilities (in thousands)	$(12,489)	$14,119

     Cash flows from the change in operating assets and liabilities resulted in a use of cash of $12.5 million compared to a source of cash of $14.1 million for same period last year. This increase in working capital is primarily related to an increase in metal sales receivables of $22.6 million, due to higher metal prices, inventory sales from palladium received from Norilsk Nickel and a delayed payment from a customer, offset in part by decreases in inventory of $8.6 million attributable to sales of palladium.

     Net cash used in investing activities was $14.6 million during the first quarter of 2004 compared to $14.5 million in the same period in 2003. The company’s primary investing activities are capital expenditures related to property, plant, equipment and mine development.

     Net cash used in financing activities was $0.4 million compared to $7.3 million for the comparable period in 2003. The cash used from financing activities during the first quarter of 2004 is due to payments on long-term debt and capital lease obligations. Financing activities in the first quarter of 2003 included debt repayments on the Term A facility, which has been fully repaid.

     During the first quarter of 2004, cash and cash equivalents increased by $0.1 million to $47.6 million, compared with an increase of $1.4 million to $27.3 million, for the comparable period of 2003.

Credit Facility

     At March 31, 2004 the company’s available cash was $47.6 million, and it had $128.1 million outstanding under its Term B facility and $7.5 million outstanding as letters of credit under the revolving credit facility. As provided in the company’s credit agreement, during the first quarter of 2004 the company offered $1.2 million received from the sale of palladium ounces received from Norilsk Nickel in a stock purchase transaction to repay the Term B facility. The offer was not accepted, and therefore the amount available under its revolving credit facility has been reduced by $1.2 million. The company now has $16.3 million available under its revolving credit facility. The Term B loan facility final maturity date is December 31, 2007. The final maturity date of the revolving credit facility is December 30, 2005.

     During the first quarter of 2004, as a result of lower production from its mine operations, the company did not meet the trailing four-quarter average production covenant under the credit facility. The bank syndicate has granted a waiver of this covenant that is effective for the first and second quarters of 2004. The company believes it will be in compliance with its production covenant for the third quarter of 2004. The company currently is seeking to renegotiate, refinance or replace the credit facility. The company is in compliance with all other aspects of the credit facility as of March 31, 2004.

Contractual Obligations

     The company is obligated to make future payments under various contracts, including debt agreements and capital lease agreements. The following table represents the company’s principal contractual debt obligations and other commercial commitments as of March 31, 2004:

in thousands	2004	2005	2006	2007	2008	Thereafter	Total
Term B facility	$1,012	$1,350	$60,750	$65,002	$—	$—	$128,114
Capital lease obligations, net of interest	336	479	443	424	458	534	2,674
Special Industrial Education Impact Revenue Bonds	140	153	165	178	190	96	922
Exempt Facility Revenue Bonds, net of discount	—	—	—	—	—	29,334	29,334

Total long-term debt and capital leases	1,488	1,982	61,358	65,604	648	29,964	161,044
Other noncurrent liabilities	—	9,093	—	—	—	4,206	13,299

Total	$1,488	$11,075	$61,358	$65,604	$648	$34,170	$174,343

     Debt obligations referred to in the table are presented as due for repayment under the terms of the loan agreements and before any effect of the sale of palladium acquired in the Norilsk Nickel transaction. Under the provisions of the Term B facility, the company is required to offer 50% of the net proceeds of the sale of palladium received in the Norilsk transaction to repay its Term B facility. The lenders are not obligated to accept the repayment offer. As of March 31, 2004, the company has sold approximately 46,000 ounces of the palladium received in the Norilsk Nickel transaction. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2005 include workers’ compensation costs, property taxes and severance taxes; amounts that are anticipated to be paid after 2008 are asset retirement obligation costs.

Critical Accounting Policies

     Listed below are the accounting policies that the company believes are critical to its financial statements due to the degree of uncertainty regarding estimates or assumptions involved and the magnitude of the liability, revenue or expense being reported.

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

     Contemporaneously with mining, additional development is undertaken to provide access to ongoing extensions of the orebody, allowing additional ore to be produced. In addition to the development costs that have been previously incurred, these ongoing development expenditures are necessary to access all ore that is expected to be mined.

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

     Mine development expenditures incurred to date to increase existing production, develop new orebodies or develop mineral property substantially in advance of production are capitalized and amortized using a units-of-production method based upon the associated proven and probable reserves. Mine development expenditures consist of a vertical shaft, multiple surface adits and underground infrastructure development including footwall laterals, ramps, rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. Many such facilities are required not only for current operations, but also for all future planned operations. Accordingly, these costs are generally amortized based upon the company’s estimated proven and probable ore reserves.

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

     Through December 31, 2003, the company calculated amortization of capitalized mine development by the application of an amortization rate to current production. The amortization rate was based upon dividing the un-amortized expenditures by the proven and probable ore reserves. Capital expenditures were added to the un-amortized balance as the assets were placed into service. Changes in proven and probable ore reserves were accounted for, in the calculation of the amortization rate, as a prospective change in estimate. Proven and probable ore reserves and the further benefit of capitalized mine development expenditures were based on significant management assumptions. Any changes in these assumptions, such as a change in the mine plan, a change in estimates of proven and probable reserves or a change in economic assumptions could have a material effect on the expected period of benefit resulting in a potentially significant change in the amortization rate and/or the valuations the of related assets. The company’s proven reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Additional capital expenditures are required to access the company’s estimated probable ore reserves. These anticipated capital expenditures were not included in the current calculation of depreciation and amortization.

     As a result of the asset impairment recorded in 2003, the company reviewed its amortization processes.

Beginning in 2004, costs incurred for the development of footwall laterals and ramps will be amortized using the units of production method based upon proven and probable ore reserves within an immediate and relevant vicinity of these additional infrastructure developments, resulting in such costs being amortized over only a portion of the total proven and probable reserves. The change is expected to result in amortization of these costs over a period of 4 to 10 years as compared to amortization based on total proven and probable ore reserves. While these infrastructure developments have some continuing value for the life of the mine, this change is believed to more closely reflect the economics of these development expenditures incurred to access specific reserves.

Asset Impairment

     The company follows Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (considering current and historical prices, long-term sales contracts prices, price trends and related factors), production levels and capital and reclamation expenditures, all based on life of mine plans and projections. If the assets are impaired, a calculation of fair market value is performed, and if fair market value is lower than the carrying value of the assets, the assets’ carrying value is reduced to their fair market value. There was no impairment during the first quarter of 2004.

     Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions, such as PGM prices, lower than expected recoverable ounces, and/or the company’s operating performance, could have a material effect on the company’s determination of ore reserves, or its ability to recover the carrying amounts of its long lived assets, resulting in potential additional impairment charges.

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

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at March 31, 2003 for the portion of the company’s net deferred tax assets which, more likely than not, will not be realized (see Note 9).

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

     SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation ultimately is settled for other than the carrying amount of the liability, the company will recognize a gain or loss at the time of settlement.

     The company’s current reclamation bonding requirements in place total approximately $13.2 million at March 31, 2004. The current bond amount is an estimate of reclamation and closure costs. The regulatory agencies review the bonding requirements and reclamation estimates on a 5-year rotation or whenever a major amendment to the operating permits is approved. The company expects that the Stillwater Mine bond will be reviewed and adjusted by the regulatory agencies during 2004. Any differences between the estimated amounts and actual post-closure reclamation and site restoration costs could have a material effect on the company’s estimated liability, resulting in a change in the recorded amount. The SFAS No. 143 accrued reclamation liability was approximately $4.2 million at March 31, 2004.

Hedging Program

     From time to time, the company enters into derivative financial instruments, including fixed forwards, cashless put and call option collars and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the company’s revenue. The company accounts for its derivatives in accordance with SFAS No. 133 which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. The company primarily uses derivatives to hedge metal prices. As of March 31, 2004 the outstanding derivatives associated with commodity instruments are valued at an unrealized loss of $1.3 million, which is reported as a component of accumulated other comprehensive income. Because these hedges are highly effective, the company expects any ultimate gains or losses on the hedging instruments will be largely offset by corresponding and appropriate changes in the hedged transaction.

FORWARD LOOKING STATEMENTS; FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of the company’s future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Such statements include, but are not limited to, comments regarding expansion plans, costs, grade, production and recovery rates, permitting, financing needs, the terms of future credit facilities and capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and compliance, litigation and the palladium and platinum market. Additional information regarding factors which could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” above in the company’s 2003 Annual Report on Form 10-K.

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

Commodity Price Risk

     The company produces and sells palladium, platinum and associated byproduct metals directly to its customers and also through third parties. As a result, financial performance can be materially affected when prices for these commodities fluctuate. In order to manage commodity price risk and to reduce the impact of fluctuation in prices, the company enters into long-term contracts and from time to time uses various derivative financial instruments. Because the company hedges only with instruments that have a high correlation with the value of the hedged transactions, changes in the fair value of the derivatives are expected to be offset by changes in the value of the hedged transaction.

     The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts apply to portions of the company’s production over the period through December 2010 and provide for a floor and ceiling price structure. In the first quarter of 2004 the company also entered into new sales contracts under which all of the 877,169 ounces of palladium received in the Norilsk Nickel stock purchase will be sold, at close to market prices at the time of sale, over a period of two years primarily for use in automobile catalytic converters. Under these agreements, the company will sell approximately 37,000 ounces of palladium per month, ending in the first quarter of 2006, at close to market prices. Separately, under one of these agreements, the company also will sell 3,000 ounces of platinum and 2,000 ounces of rhodium per month also at prices close to market.

     From time to time, the company utilizes financially settled forwards, fixed forward contracts and cashless put and call option collars. During the first quarter of 2004, the company entered into fixed forwards and financially settled forwards that were accounted for as cash-flow hedges. Fixed forward sales of metals from processing secondary materials are sold forward at the time of receipt and delivered against the cash flow hedges when the ounces are recovered. Under financially settled forwards, at each settlement date, the company receives the difference between the forward price and the market price if the market price is below the forward price, and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company’s financially settled forwards are settled at maturity. The company expects these transactions to settle in the second and third quarters of 2004. The unrealized loss on these instruments due to changes in metal prices at March 31, 2004 was $1.3 million. There were no outstanding fixed forward and financially settled forward commodity instruments settled during the first quarter of 2003.

Interest Rate Risk

     During the third quarter of 2002, the company entered into two identical interest rate swap agreements. These swaps fixed the interest rate on $100.0 million of the company’s debt. The interest rate swap agreements were effective March 4, 2002 and matured on March 4, 2004. The company has not replaced or renewed the interest rate swap agreements and consequently is exposed to the full effect on earnings and cash flow of fluctuations in interest rates.

     As of March 31, 2004, the company had $128.1 million outstanding under the Term B facility, bearing interest at a variable rate plus a margin, which is reset quarterly (7.25% at March 31, 2004). The final maturity of the Term B facility is December 31, 2007.

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

Stockholder Litigation

     In 2002, nine lawsuits were filed against the company and certain senior officers in United States District Court, Southern District of New York, purportedly on behalf of a class of all persons who purchased or otherwise acquired common stock of the company from April 20, 2001 through and including April 1, 2002. They assert claims against the company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by the company regarding its financial performance and, in particular, its accounting for probable ore reserves. In September 2002, an amended complaint was filed which consolidated the cases and lead counsel was appointed to represent the plaintiffs. In October 2002, defendants moved to dismiss the complaint and to transfer the case to federal district court in Montana. The motion to transfer the case was granted on May 9, 2003, and the case is now pending in the federal district court in Montana. On January 30, 2004, the court held a status conference at which time the plaintiffs were given until March 30, 2004 to file an amended complaint, which was subsequently filed by plaintiff’s counsel. The court also set the following briefing schedule for any motion to dismiss: defendants’ motion to dismiss must be filed on or before May 14, 2004, plaintiffs’ opposition must be filed on or before June 14, 2004 and defendants’ reply must be filed on or before June 28, 2004. The Court set a hearing date on the motion to dismiss for July 22, 2004.

     On June 20, 2002, a stockholder derivative lawsuit was filed against the Company and its directors in state court in Delaware. It arises out of allegations similar to the class actions and seeks damages allegedly on behalf of the stockholders of Stillwater for breach of fiduciary duties by the directors. The parties have agreed to suspend activity in this matter pending the outcome of the motion to dismiss in the above referenced class action suit.

     The Company considers the lawsuits without merit and intends to vigorously defend itself in both of these actions.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

     The company held its annual meeting of stockholders on April 29, 2004. The following table sets forth the proposals presented at the annual meeting and the votes cast in connection with each proposal. Further information regarding these proposals was included in the company’s proxy statement filed with the Securities and Exchange Commission on March 25, 2004 and the exhibits thereto (the “Proxy Statement”):

Proposal

	Votes Cast
	For	Against	Abstain	Withhold
To elect nine directors to the company’s Board of Directors.
Craig L. Fuller	85,589,786	—	—	210,378
Patrick M. James	85,631,238	—	—	168,926
Steven S. Lucas	85,587,720	—	—	212,444
Joseph P. Mazurek	80,020,674	—	—	5,779,490
Francis R. McAllister	85,621,016	—	—	179,148
Sheryl K. Pressler	85,371,302	—	—	428,862
Donald W. Riegle	85,331,447	—	—	468,717
Todd D. Schafer	85,237,431	—	—	562,733
Jack E. Thompson	85,596,255	—	—	203,909
To adopt and approve the Company’s 2004 Equity Incentive Plan	64,930,765	8,370,705	1,154,765	11,343,929
To ratify the appointment of KPMG LLP as the company’s independent accountants for 2004.	85,666,440	77,620	56,104	—

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

Number	Description
2.1	Amendment No. 1 to Stockholders Agreement, dated as of March 19, 2004, made by and among Stillwater Mining Company and MMC Norilsk Nickel. (filed herewith)

10.1	Palladium, Platinum, Rhodium Sales Agreement, dated as of March 1, 2004, among Stillwater Mining Company and DaimlerChrylser Corporation (portions of this agreement have been omitted due to confidentiality provision). (filed herewith)

10.2	Limited Waiver to Credit Agreement, dated as of March 31, 2004, made by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, dated May 07, 2004.

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, dated May 07, 2004.

32.1	Section 1350 Certification, dated May 07, 2004.

32.2	Section 1350 Certification, dated May 07, 2004.

     (b) Reports on Form 8-K:

The company filed a Form 8-K on February 27, 2004 reporting:

1.	Press Release issued on February 27, 2004 regarding 2003 fourth quarter and year-end results.

The company filed a Form 8-K/A on March 12, 2004 reporting:

1.	Press Release issued on March 12, 2004 regarding amendment to the 8-K filed February 27, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY
(Registrant)

Date: May 07, 2004	By:	/s/ FRANCIS R. McALLISTER

Francis R. McAllister
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 07, 2004	By:	/s/ GREGORY A. WING

Gregory A. Wing
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBITS

Number	Description

2.1	Amendment No. 1 to Stockholders Agreement, dated as of March 19, 2004, made by and among Stillwater Mining Company and MMC Norilsk Nickel. (filed herewith)

10.1	Palladium, Platinum, Rhodium Sales Agreement, dated as of March 1, 2004, among Stillwater Mining Company and DaimlerChrylser Corporation (portions of this agreement have been omitted due to confidentiality provision). (filed herewith)

10.2	Limited Waiver to Credit Agreement, dated as of March 31, 2004, made by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, dated May 07, 2004.

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, dated May 07, 2004.

32.1	Section 1350 Certification, dated May 07, 2004.

32.2	Section 1350 Certification, dated May 07, 2004.