Form 10-Q
period 2004-06-30
STILLWATER MINING CO /DE/
filed 2004-08-05
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004.

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

At August 2, 2004 the company had outstanding 90,278,976 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY

FORM 10-Q

QUARTER ENDED JUNE 30, 2004

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$84,207	$60,011	$184,900	$124,165
Costs and expenses
Cost of metals sold	50,183	47,310	117,290	95,282
Depreciation and amortization	10,634	10,482	21,123	20,479

Total costs of revenues	60,817	57,792	138,413	115,761
General and administrative	3,925	3,235	7,649	6,867
Norilsk Nickel transaction related expenses	—	3,043	—	3,043

Total costs and expenses	64,742	64,070	146,062	125,671
Operating Income (Loss)	19,465	(4,059)	38,838	(1,506)
Other income (expense)
Interest income	386	68	671	179
Interest expense	(3,360)	(4,684)	(7,261)	(9,595)

Income (loss) before income taxes and cumulative effect of accounting change	16,491	(8,675)	32,248	(10,922)
Income tax benefit	—	3,393	—	4,292
Reduction of net operating loss deferred tax asset resulting from ownership change	—	(13,979)	—	(13,979)

Total income tax provision	—	(10,586)	—	(9,687)

Income (loss) before cumulative effect of accounting change	16,491	(19,261)	32,248	(20,609)
Cumulative effect of change in accounting for asset retirement obligations, net of $264 income tax benefit	—	—	—	(408)

Net income (loss)	$16,491	$(19,261)	$32,248	$(21,017)

Other comprehensive income, net of tax	3,397	321	2,914	352

Comprehensive income (loss)	$19,888	$(18,940)	$35,162	$(20,665)

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.18	$(0.40)	$0.36	$(0.45)
Cumulative effect of accounting change	—	—	—	(0.01)

Net income (loss)	$0.18	$(0.40)	$0.36	$(0.46)

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.18	$(0.40)	$0.36	$(0.45)
Cumulative effect of accounting change	—	—	—	(0.01)

Net income (loss)	$0.18	$(0.40)	$0.36	$(0.46)

Weighted average common shares outstanding
Basic	90,146	47,921	90,022	45,799
Diluted	90,541	47,921	90,293	45,799

See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$53,808	$47,511
Restricted cash equivalents	2,650	2,650
Inventories	203,679	202,485
Accounts receivable	17,791	3,777
Deferred income taxes	4,578	4,313
Other current assets	5,030	4,270

Total current assets	287,536	265,006

Property, plant and equipment, net	433,207	419,528
Other noncurrent assets	5,583	6,054

Total assets	$726,326	$690,588

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,093	$9,781
Accrued payroll and benefits	9,103	10,654
Property, production and franchise taxes payable	8,505	8,504
Current portion of long-term debt and capital lease obligations	1,940	1,935
Long-term debt secured by finished goods	37,011	74,106
Other current liabilities	1,613	5,290

Total current liabilities	69,265	110,270
Long-term debt and capital lease obligations	121,583	85,445
Deferred income taxes	4,578	4,313
Other noncurrent liabilities	11,600	11,263

Total liabilities	207,026	211,291

Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 90,239,460 and 89,849,239 shares issued and outstanding	902	899
Paid-in capital	602,078	592,974
Accumulated deficit	(81,508)	(113,756)
Accumulated other comprehensive gain (loss)	2,094	(820)
Unearned compensation — restricted stock awards	(4,266)	—

Total stockholders’ equity	519,300	479,297

Total liabilities and stockholders’ equity	$726,326	$690,588

See notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30
	2004	2003	2004	2003
Cash flows from operating activities
Net income (loss)	$16,491	$(19,261)	$32,248	$(21,017)
Adjustments to reconcile net income to net cash used by operarting activities:
Depreciation and amortization	10,634	10,482	21,123	20,479
Deferred income taxes	—	10,795	—	9,652
Cumulative effect of change in accounting for asset retirement obligations	—	—	—	672
Stock issued under employee benefit plans	1,038	831	2,096	1,862
Amortization of debt issuance costs	286	2,158	566	2,516
Amortization of restricted stock compensation	274	652	274	670
Changes in operating assets and liabilities:
Inventories	(9,780)	5,706	(1,194)	10,696
Accounts receivable	8,585	(1,807)	(14,014)	12,288
Accounts payable	1,504	8,370	1,312	4,636
Other	(4,449)	(5,195)	(2,728)	(6,446)

Net cash provided by operating activities	24,583	12,731	39,683	36,008

Cash flows from investing activities
Capital expenditures	(20,317)	(11,662)	(34,892)	(26,196)

Net cash used in investing activities	(20,317)	(11,662)	(34,892)	(26,196)

Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(517)	(52,783)	(965)	(58,136)
Issuance of common stock, related to Norilsk Nickel transaction (1)	—	90,817	—	90,284
Issuance of common stock, net of stock issue costs	2,428		2,471
Payment for debt issuance costs	—	(152)	—	(1,606)

Net cash provided by financing activities	1,911	37,882	1,506	30,542

Cash and cash equivalents
Net increase	6,177	38,951	6,297	40,354
Balance at beginning of period	47,631	27,316	47,511	25,913

Balance at end of period	$53,808	$66,267	$53,808	$66,267

(1) Non-cash Financing activities:
Fair value of issuance of common stock (net of issue costs)	$—	$239,030	$—	$238,497
Inventory received in connection with the Norilsk Nickel transaction	—	(148,213)	—	(148,213)

Net cash received in Norilsk Nickel transaction	$—	$90,817	$—	$90,284

See notes to consolidated financial statements.

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company’s financial position as of June 30, 2004 and the results of its operations and its cash flows for the quarter and six-month periods ended June 30, 2004 and 2003. Certain prior period amounts have been reclassified to conform with the current year presentation. The results of operations for the quarter and six-month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s 2003 Annual Report on Form 10-K.

Note 2 – Stock-Based Compensation Costs

     The company has elected to account for stock options and other stock-based compensation awards using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, because stock options are granted at fair market value, no compensation expense has been recognized for stock options issued under the company’s stock option plans. The company records compensation expense for other stock-based compensation awards ratably over the vesting periods. The company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The following pro forma disclosures illustrate the effect on net income (loss) and earnings (loss) per share as if the fair value based method of accounting, as set forth in SFAS No. 123, had been applied.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Net income (loss), as reported	$16,491	$(19,261)	$32,248	$(21,017)
Add: Stock based employee compensation expense included in reported net income (loss), net of tax	274	652	274	670
Deduct: Stock based compensation expense determined under fair value based method for stock options, net of tax	(445)	(1,213)	(603)	(1,494)

Pro forma net income (loss)	$16,320	$(19,822)	$31,919	$(21,841)

Earnings (loss) per share
Basic - as reported	$0.18	$(0.40)	$0.36	$(0.46)
Basic - pro forma	$0.18	$(0.41)	$0.35	$(0.48)
Diluted - as reported	$0.18	$(0.40)	$0.36	$(0.46)
Diluted - pro forma	$0.18	$(0.41)	$0.35	$(0.48)

Note 3 – Comprehensive Income

     Comprehensive income consists of earnings items and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States (GAAP), are excluded from current net income. For the company, such items consist of unrealized gains and losses on derivative financial instruments related to commodity price and interest rate hedging activities.

     The net of tax balance in accumulated other comprehensive income (loss) at June 30, 2004 and December 31, 2003 was $2.1 million and ($0.8 million), respectively.

     The company had commodity instruments relating to fixed forward metal sales and financially settled forwards outstanding during the first six months of 2004. The net unrealized gain on these instruments, $2.1 million at June 30, 2004, will be reflected in other comprehensive income until these instruments are settled. All commodity instruments outstanding at June 30, 2004 are expected to be settled within the next eighteen months (see Note 8).

     The company’s interest rate swaps, which were accounted for as hedging instruments, matured on March 4, 2004 (see Note 8).

     The following summary sets forth the changes in other comprehensive loss accumulated in stockholders’ equity:

	Interest	Commodity
(in thousands)	Rate Swaps	Instruments	Total
Balance at December 31, 2003	$(269)	$(551)	$(820)
Reclassification to earnings	269	11	280
Change in value	—	2,634	2,634

Balance at June 30, 2004	$—	$2,094	$2,094

Note 4 — Inventories

     Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2004	2003
Metals Inventory
Raw ore	$841	$661
Concentrate and in-process	33,490	17,393
Finished goods	158,227	173,715

	192,558	191,769
Materials and supplies	11,121	10,716

	$203,679	$202,485

     Inventories are stated at the lower of current market value (taking into consideration the company’s long-term sales contracts), or average unit cost. Metal inventory costs include direct labor and materials, depreciation and amortization, and overhead costs relating to mining and processing activities.

Note 5 – Long-Term Debt

Credit Facility

     In February 2001, the company entered into a $250 million credit facility with a syndicate of financial institutions which replaced a previous $175 million bank facility. The credit facility has been amended or waivers have been obtained eight times with the most recent waiver effective for the first and second quarters of 2004. The credit facility provides for a $65 million five-year term loan facility (Term A), a $135 million seven-year term loan facility (Term B) and a $25 million revolving credit facility (reduced from $50 million at the company’s request as of March 20, 2003). Amortization of the term loan facilities commenced on March 31, 2002.

     During 2003, the company renewed a letter of credit in the amount of $7.5 million, carrying an annual fee of 4.0%. This letter of credit reduced by $7.5 million the amount available under the revolving credit facility at June 30, 2004. The revolving credit facility requires an annual commitment fee of 0.5% on the remaining unadvanced amount.

     In accordance with the terms of the credit agreement, the company is required to offer 50% of the net cash proceeds from the sale of the 877,169 ounces of palladium inventory received in the 2003 Norilsk Nickel transaction to prepay its term loans. In accordance with the scheduled delivery of this palladium under the sales agreements in place as of June 30, 2004, $37.0 million of the long-term debt has been classified as a current liability. The lenders are not obligated to accept any prepayment offer. If the lenders decline the prepayment, the company retains the cash but the availability under the revolving credit facility is reduced by the amount of the prepayment declined. Once the revolving credit availability is reduced to zero, any amounts declined will become restricted cash applied to collateralize letters of credit outstanding against the revolving credit line. As of June 30, 2004, the company has offered a total of $15.9 million of cash proceeds from sales of palladium received in the Norilsk Nickel stock purchase for prepayment of the Term B facility. (The prepayment offers are made as cash is actually received, which normally lags behind recognition of sales revenue.) These offers were all declined and the availability to borrow under the revolving credit facility as of June 30, 2004 has been reduced accordingly by $15.9 million to $1.6 million. Once this availability is reduced to zero, any further amounts declined by the banks will be reserved to cash collateralize any letters of credit outstanding under the revolving credit facility. The Term B facility final maturity date is December 31, 2007. The final maturity date of the revolving credit facility is December 30, 2005.

     As of June 30, 2004, the company has $127.8 million outstanding under the Term B facility, bearing interest at a variable rate plus a margin, reset quarterly (8.0% at June 30, 2004). The schedule of principal payments on the amounts outstanding as of June 30, 2004, without regard to possible prepayments from sales of the inventory received in connection with the Norilsk Nickel transaction, is as follows:

Term B facility
Year ended	(in thousands)
2004 (July - Dec)	$675
2005	1,350
2006	60,750
2007	65,002

Total	$127,777

     During the first and second quarters of 2004, the company did not meet the production covenant under the credit facility, which is based on a trailing four-quarter average. The bank syndicate granted a waiver of this covenant that is effective for the first and second-quarters of 2004. The company was in material compliance with all other provisions of the credit facility as of June 30, 2004. As of June 30, 2004, the company had in place a firm underwritten commitment to refinance its existing credit facility that did not include a minimum production covenant. Subsequent to June 30, 2004, the company refinanced its existing credit facility (See Note 10).

Note 6 – Earnings per Share

     Outstanding options to purchase 1,402,915 and 2,577,604 shares of common stock were excluded from the computation of diluted earnings per share for the three-month periods ended June 30, 2004 and 2003, respectively, because the effect would have been antidilutive using the treasury stock method. The effect of outstanding stock options on diluted weighted average shares outstanding was an increase of 178,143 and 161,634 shares for the three- month periods ended June 30, 2004 and 2003, respectively.

     Outstanding options to purchase 1,470,460 and 2,574,704 shares of common stock were excluded from the computation of diluted earnings per share for the six-month periods ended June 30, 2004 and 2003, respectively, because the effect would have been antidilutive using the treasury stock method. The effect of outstanding stock options on diluted weighted average shares outstanding was an increase of 160,695 and 174,031 shares for the six-month periods ended June 30, 2004 and 2003, respectively.

     On April 29, 2004, 6,816 shares of restricted stock were granted to the non-management Board of Directors. These shares of restricted stock vest on October 29, 2004. On May 7, 2004, 348,170 shares of restricted stock were granted to members of management. These shares of restricted stock vest on May 7, 2007. During 2002, the company granted 135,119 shares of restricted stock to certain officers and employees which vested during 2003 and 2002. The effect of outstanding restricted stock on diluted weighted average shares outstanding was an increase of 107,576 and 1,059 shares for the six-month periods ending June 30, 2004 and 2003, respectively.

Note 7 – Long-Term Sales Contracts

     During 1998, the company entered into three PGM supply contracts with its customers that contain guaranteed floor prices for metal delivered. The company has since amended these contracts to extend the terms and to modify the pricing mechanisms. One of these contracts applies to the company’s production through December 2010, one to the company’s production through December 2006 and the third is expected to be fulfilled in 2007. As the following table illustrates, the company has committed 80% to 100% of its palladium production and 70% to 80% of its platinum production annually through 2010. Metal sales are priced at a modest discount to market. The remaining production is not committed under these contracts and remains available for sale at prevailing market prices. The contracts provide for floor and ceiling price structures as summarized below:

	PALLADIUM				PLATINUM
		Avg.		Avg.		Avg.		Avg.
	% of	Floor	% of	Ceiling	% of	Floor	% of	Ceiling
YEAR	Production	Price	Production	Price	Production	Price	Production	Price
2004	100%	$371	39%	$644	80%	$425	16%	$856
2005	100%	$355	31%	$702	80%	$425	16%	$856
2006	100%	$339	25%	$783	80%	$425	16%	$856
2007	100%	$357	19%	$975	70%	$425	14%	$850
2008	80%	$385	20%	$975	70%	$425	14%	$850
2009	80%	$380	20%	$975	70%	$425	14%	$850
2010	80%	$375	20%	$975	70%	$425	14%	$850

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

     The company entered into sales agreements during the first quarter of 2004 to sell the palladium received in the stock transaction with Norilsk Nickel. Under these agreements, the company will sell approximately 36,500 ounces of palladium per month, ending in the first quarter of 2006, at close to market prices. Separately, under one of these agreements, the company also will sell 3,250 ounces of platinum and 1,900 ounces of rhodium per month, also at prices close to market.

Note 8 – Financial Instruments

     The company from time to time uses various derivative financial instruments to manage the company’s exposure to market prices associated with changes in palladium and platinum commodity prices and in interest rates. The company accounts for its derivatives in accordance with SFAS No. 133, which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. Because the company hedges only with instruments that have a high correlation with the value of the underlying exposures, changes in the derivatives’ fair value are expected to be offset by changes in the value of the hedged transaction.

Commodity Derivatives

     The company enters into fixed forwards and financially settled forwards that are accounted for as cash-flow hedges to hedge the price risk in its secondary recycling activity and mine production, respectively. In the fixed forward transactions, metals in the recycled material are sold forward at the time of receipt and delivered against the fixed forward contracts when the ounces are recovered. Financially settled forwards may be used as a mechanism to hedge against fluctuations in metal prices associated with future production. Under financially settled forwards, at each settlement date the company receives the difference between the forward price and the market price if the market price is below the forward price, and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company’s financially settled forwards are settled in cash at maturity.

     During the second quarter of 2004, the company entered into financially settled forward transactions covering about 20% of its anticipated platinum sales from July of 2004 through December of 2005. These transactions are designed to hedge 40,500 ounces of platinum sales from mine production for the next eighteen months at an overall average price of approximately $784 per ounce

     Until these contracts mature, any net change in the value of the hedging instrument is reflected currently in stockholders equity in Accumulated Other Comprehensive Income (AOCI). A net unrealized gain of $2.1 million on these hedging instruments existing at June 30, 2004, is reflected in AOCI. When these instruments are settled, any remaining gain or loss on the cash flow hedges will be offset by metal inventory losses or gains and will be recognized in operating income. All commodity instruments outstanding at June 30, 2004 are expected to be settled within the next eighteen months.

     A summary of the company’s derivative financial instruments as of June 30, 2004 is as follows:

     Mine Production:

Financially Settled Forwards

	Platinum
	Ounces	Price	Index
Third Quarter 2004	7,200	$801	London PM
Fourth Quarter 2004	7,000	$795	London PM
First Quarter 2005	6,400	$791	London PM
Second Quarter 2005	6,500	$786	London PM
Third Quarter 2005	6,700	$768	London PM
Fourth Quarter 2005	6,700	$764	London PM

Secondary Recycling:

Fixed Forwards

	Platinum		Palladium		Rhodium
	Ounces	Price	Ounces	Price	Ounces	Price
Third Quarter 2004	11,566	$836	8,824	$249	1,201	$825
Fourth Quarter 2004	1,089	$802	—	—	—	—

Financially Settled Forwards

	Platinum		Palladium
	Ounces	Price	Ounces	Price	Index
Third Quarter 2004	9,801	$849	1,089	$261	London PM

Interest Rate Derivatives

     The company entered into two identical interest rate swap agreements which fixed the interest rate on $100.0 million of the company’s debt, which were effective March 4, 2002 and matured on March 4, 2004. These interest rate swap agreements qualified as a cash flow hedge and were considered to be highly effective since the change in the value of the interest rate swap offset changes in the future cash flows related to interest payments on the company’s debt. During the six-month periods ended June 30, 2004 and 2003, hedging losses of $0.3 million and $1.2 million, respectively, were recognized as additional interest expense.

Note 9 – Income Taxes

     The company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. The company has net operating loss carryforwards (NOL’s), which expire in 2009 through 2023. The company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers more likely than not will not be realized. The company has not recognized any income tax provision or benefit for the quarter ended June 30, 2004, as any changes in the net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.

Note 10 – Subsequent Events

     On August 3, 2004, the company completed the refinancing of its bank credit facility. The new credit facility consists of a $140 million six-year term loan maturing July 31, 2010, and bearing interest at a variable rate plus a margin (LIBOR plus 325 basis points, or approximately 4.75% at August 3, 2004) and a $40 million five-year revolving credit facility expiring July 31, 2009 and initially bearing interest at LIBOR plus 300 basis points, or approximately 4.50%. Proceeds of the new facility will be used to pay off the previous debt facility and for general corporate purposes. The revolving credit facility includes a letter of credit facility that has been partially utilized to secure a $7.5 million letter of credit in support of certain of the company’s reclamation obligations. The letter of credit carries an annual fee of 3.00%. The revolving credit facility requires an annual commitment fee of 0.75% on the remaining unutilized amount. The new credit facility contains customary financial and other covenants; however, it does not include a minimum production covenant. The new credit facility requires that the company offer 25% of the proceeds received for the sales out of the palladium inventory received from the Norilsk Nickel transaction as prepayments against the credit facility. It also requires that 50% of the company’s annual excess cash flow be offered for prepayment against the credit facility. With the completion of the refinancing, the company expects to incur a one time charge in the third quarter of 2004 of approximately $5.0 million which includes a prepayment charge and the write-off of deferred costs on the former credit facility.

     Subsequent to the end of the second quarter, the company has entered into financially settled forward contracts covering an additional 26,500 ounces of platinum for the period of August of 2004 through January of 2006 at an overall average price of about $788 per ounce.

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

     The following commentary provides management’s perspective and analysis regarding the financial and operating performance of Stillwater Mining Company (the “company”) for the quarter and six-month period ended June 30, 2004. It consists of the following subsections:

•	“Overview” – a brief summary of the company’s consolidated results and financial position, the primary factors affecting those results, and some issues of continuing interest that may affect performance in the future.

•	“Key Factors” – indicators of profitability and efficiency at the company’s various operations individually and, where relevant, on a consolidated basis.

•	“Results of Operations” – a discussion and analysis of the specific operating and financial results for the quarter and six-month period ended June 30, 2004 as compared to the same periods in 2003.

•	“Liquidity and Capital Resources” – a discussion of the company’s cash flow and liquidity, investing and financing activities, and significant contractual obligations.

•	“Critical Accounting Policies” – a review of accounting policies the company considers critical because they involve assumptions that could have a material effect on the company’s reported assets, liabilities, income or cash flow and that require difficult, subjective or complex judgments by management.

     These items should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in this quarterly report and in the company’s 2003 annual report on Form 10-K.

Overview

     Two overriding factors heavily influence the company’s profitability: the volatility of PGM prices and the company’s cost structure. Metal prices are dictated by market forces and so are beyond the direct control of the company, although market effects can be mitigated through long-term sales agreements and at times through hedging activities. Several other major producers in the mining industry either produce PGMs as a byproduct of other refining, or enjoy ores with a substantially higher proportion of (higher-priced) platinum to palladium. The company does not enjoy these advantages and has a higher cost structure than most of its competitors, putting it at a disadvantage. The company’s unit costs generally are affected by the level of ore production, by the consistency and quality of the ore mined, by the choice of mining method, and by overall operating efficiency. The company spends substantial amounts of development capital each year in the mines to sustain ongoing production. Despite these challenges, minimizing unit costs in a safe and efficient manner is the principal operating focus of the company.

     In 1998, the company entered into three long-term sales contracts that commit most of the mines’ production through 2010. These contracts have floor prices that, in the recent low price environment for palladium, have been of significant benefit in allowing the company to continue operating profitably. Unless extended or modified, as to which there can be no assurance, these contracts will all expire by 2010. At that time, the company could be fully exposed to market prices and the absence of these contracts after 2010 could negatively affect the company’s operating results.

     During the second quarter of 2004, the company fixed platinum prices in the forward market by entering into financially settled forward transactions covering about 20% of our anticipated platinum mine production for the period from July of 2004 through December of 2005. The company believes that the spread between palladium and platinum prices may narrow if consumers switch from using platinum to palladium for existing and new applications, driven by the lower price of palladium. The company is concerned that the price of platinum could weaken if this switching occurs and has locked in the price on a portion of future sales. The second quarter 2004 transactions fix the price for 40,500 ounces of platinum sales from mine production for the next eighteen-months at an overall average price of about $784 per ounce. Subsequent to the end of the second quarter, the company has entered into financially settled forward contracts covering an additional 26,500 ounces of platinum for the period of August of 2004 through January of 2006 at an overall average price of about $788 per ounce. The hedges are expected to modestly reduce the overall volatility of the company’s earnings and cash flow.

     Volatility of PGM prices has caused the company significant concerns in the past. The decision to build the second mine, known as East Boulder, along the J-M Reef was made in 1998, at a time when the palladium price was rising and widely expected to continue higher. The East Boulder facilities were largely financed through available cash and through bank borrowings that were expected to be repaid as mine production came on line. However, as the project proceeded, the cost of construction far exceeded initial estimates and at the same time palladium prices plummeted, leaving the company badly over-leveraged. Ultimately, in the fall of 2001, the company was forced to slow down development at East Boulder in order to avoid running out of cash.

     Following this slow down, for a time the company’s financial position remained precarious. On eight separate occasions since February of 2001, the company was obliged to amend its credit agreement or obtain covenant waivers. In early 2002, Stillwater secured $60 million of additional equity funding through a private offering of its common stock. The company revised its mining plans several times in an effort to optimize production and minimize costs in light of financial limitations. Recognizing these challenges, the company considered several strategic options including seeking a financial partner that could infuse additional equity and bring Stillwater’s capital structure back into balance. This process led to the stock purchase transaction, announced in November of 2002 and closed in June of 2003, whereby Norilsk Nickel acquired 50.8% of the company for $100 million in cash and 877,169 ounces of palladium, through the purchase of newly issued Stillwater common shares. Norilsk Nickel subsequently completed a public cash tender offer for some additional shares, increasing their ownership interest to 55.5%.

     The stock purchase agreement with Norilsk Nickel also provided that the parties intended to negotiate an agreement to market at least one million ounces of Norilsk Nickel palladium through Stillwater annually. As disclosed previously, the company and Norilsk Nickel have since determined not to pursue such an agreement at this time.

     The company was obligated by its banks to utilize $50.0 million of the cash proceeds from the Norilsk Nickel transaction to pay down bank debt. Consequently, the Term A loan facility was paid off in full on June 30, 2003. During the first quarter of 2004, the company entered into contracts to resell the 877,169 ounces of palladium received from Norilsk Nickel to DaimlerChrysler, Mitsubishi and Engelhard Corporation. The palladium is being sold in equal monthly quantities over the next two years, at close to market prices at the time of sale. The company’s banks had the option under the 2001 credit agreement to apply 50% of the cash proceeds from the sale of this inventory to reduce the company’s outstanding debt. Since the banks declined to accept all or any portion of these proceeds, the availability under the company’s prior revolving credit line was reduced by an amount equal to the amount declined. As of June 30, 2004, the outstanding undrawn availability under the revolving line of credit had been reduced to $1.6 million.

     The company obtained production covenant waivers from its bank group effective for the first and second quarters of 2004. The company was in material compliance with all other provisions of the credit facility as of June 30, 2004. On August 3, 2004, the company completed the refinancing of its bank credit facility. The new credit facility consists of a $140 million six-year term loan maturing July 31, 2010, and bearing interest at a variable rate plus a margin (LIBOR plus 325 basis points, or approximately 4.75% at August 3, 2004) and a $40 million five-year revolving credit facility expiring July 31, 2009 and initially bearing interest at LIBOR plus 300 basis points, or approximately 4.50%. Proceeds of the new facility were applied to pay off the previous debt facility and the remainder for general corporate purposes. The revolving credit facility includes a letter of credit facility that has been partially utilized to secure a $7.5 million letter of credit in support of certain of the company’s reclamation obligations. The letter of credit carries an annual fee of 3.00%. The revolving credit facility requires an annual commitment fee of 0.75% on the remaining unutilized amount. The new credit facility contains customary financial and other covenants; however, it does not include a minimum production covenant. The new credit facility requires that the company offer 25% of the proceeds received for the sale of palladium inventory received from the Norilsk Nickel transaction as prepayments against the credit facility. It also requires that 50% of the company’s annual excess cash flow be offered for prepayment against the credit facility.

     During July of 2004, the company entered into financially settled forwards for 26,500 ounces of platinum sales through January 2006 at an overall average price of approximately $788 per ounce. The company believes that it now has adequate liquidity for its contemplated needs.

     In looking to the future, the company’s primary focus will remain on profitability. Reducing production costs will continue to be a priority. One opportunity to reduce unit production costs may be to increase the production rate at the East Boulder mine. As previously disclosed, the company is gradually increasing production at East Boulder to 1,650 tons of ore per day. While the company had planned to achieve this daily rate by the end of 2004, several issues have been identified which will extend the ramp-up period into 2006. The issues have centered on recognition that the developed state of the mine must be further advanced in order to achieve and maintain the higher production level. The work on improving the developed state will include:

•	additional primary development to increase the number of ramp systems and working faces

•	additional diamond drilling to more accurately identify changes in structure

•	development of a ventilation raise to surface to support a larger amount of equipment while improving underground air quality related to diesel particulate matter (DPM).

     Ore production levels at East Boulder have averaged just over 1,300 tons of ore per day so far this year, up slightly from approximately 1,250 tons of ore per day for the first six-months of 2003. Full utilization of equipment at the mine will not be attained until after completion of two new ventilation shafts in late 2005.

     During the second-quarter of 2004, the company shut down its smelter and base metals refinery for about five weeks for routine smelter re-bricking and other refurbishing. This planned shutdown reduced second-quarter earnings and cash flow, although sales out of the palladium inventory continued, partially mitigating the effect of the outage. Production at the mines was unaffected by this shutdown. The mine concentrates were stockpiled at the smelter and processed once the facility came back up. The company's processing of these stockpiles was largely completed by June 30, 2004 and the metal was shipped for final refining.

     The company’s financial results for the six-months ended June 30, 2004 improved compared to the same period in 2003, even with the five-week outage in Columbus to refurbish the smelter and refinery. Earnings for the first six months of 2004 totaled $32.2 million, compared to a loss of $21.0 million for the first half of 2003. This improvement is largely due to increased realized prices and additional sales volume of PGMs during the first six-months of 2004 as compared to the same period in 2003. The increase in sales volumes resulted from sales in 2004 of palladium received in the Norilsk Nickel stock purchase transaction and from a new contract for secondary processing (i.e., recycling) of autocatalysts. The 2003 loss also included a one-time deferred tax adjustment related to the Norilsk Nickel transaction that reduced earnings by $14.0 million. Cash flow from operations increased to $39.7 million in the first half of 2004, up from $36.0 million in the first half of 2003; first-half 2004 cash flow remained strong in spite of growth in operating capital requirements associated with the smelter rebricking.

     The company continually reviews ways to increase demand for its products in order to improve profitability. Stillwater has undertaken a promotional effort to establish a palladium council that would coordinate industry efforts to strengthen demand and foster new applications for palladium. Stillwater also has entered into a third-party agreement to produce and market palladium coins and is exploring ways to increase jewelry demand for palladium.

     The labor agreement covering the company’s union employees at the Stillwater Mine and the Columbus processing facilities was scheduled to expire at noon on July 1, 2004. The company and the union reached tentative agreement on a new labor agreement just prior to expiration and extended the contract expiration until noon on July 12, 2004, in order to allow time for the union membership to vote on the contract. On July 11, 2004, the union leadership notified the company that a vote of their membership had rejected the proposed agreement, and accordingly the bargaining unit went on strike effective at noon on July 12, 2004. On July 19, 2004, the members of the union voted to approve a three-year contract, which provides for a 3% annual salary increase and a contract renewal cash bonus. Employees returned to work beginning with the day shift on July 21, 2004. Despite the resolution of this strike, we cannot assure that we will not encounter additional strikes or other types of conflicts with labor unions or employees in the future.

     As noted above, the Company completed the refinancing of its bank credit facility on August 3, 2004. With the completion of the refinancing, the Company expects to incur one-time charges in the third quarter of 2004 totaling approximately $5.0 million, including a prepayment charge and the write-off of deferred costs associated with the former bank credit facility.

     In addition, a nonrecurring valuation adjustment of $2.1 million related to the buyout of the lease on one of the tunnel boring machines at the East Boulder Mine will occur during the third quarter of 2004.

     Subsequent to the end of the second quarter, the company has entered into financially settled forward contracts covering an additional 26,500 ounces of platinum for the period of August of 2004 through January of 2006 at an overall average price of about $788 per ounce.

Stillwater Mining Company
Key Factors
(Unaudited)

OPERATING AND COST DATA FOR MINE PRODUCTION

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Consolidated:
Ounces produced (000)
Palladium	114	112	228	224
Platinum	34	33	67	67

Total	148	145	295	291

Tons milled (000)	302	301	616	591
Mill head grade (ounce per ton)	0.53	0.52	0.52	0.54
Sub-grade tons milled (000) (1)	11	19	26	40
Sub-grade tons mill head grade (ounce per ton)	0.28	0.18	0.24	0.21
Total tons milled (000) (1)	313	320	642	631
Combined mill head grade (ounce per ton)	0.52	0.50	0.51	0.52
Total mill recovery (%)	91	91	91	91
Total operating costs per ounce (2)	$230	$248	$235	$251
Total cash costs per ounce (2), (3)	$264	$281	$274	$281
Total production costs per ounce (2), (3)	$337	$354	$347	$352
Total operating costs per ton milled (2)	$108	$112	$108	$116
Total cash costs per ton milled (2), (3)	$124	$127	$126	$130
Total production costs per ton milled (2), (3)	$159	$160	$159	$162
Stillwater Mine:
Ounces produced (000)
Palladium	84	81	165	165
Platinum	25	24	49	50

Total	109	105	214	215

Tons milled (000)	186	181	381	366
Mill head grade (ounce per ton)	0.62	0.62	0.60	0.63
Sub-grade tons milled (000) (1)	11	19	26	40
Sub-grade tons mill head grade (ounce per ton)	0.28	0.18	0.24	0.21
Total tons milled (000) (1)	197	200	407	406
Combined mill head grade (ounce per ton)	0.60	0.58	0.57	0.59
Total mill recovery (%)	92	92	92	91
Total operating costs per ounce (2)	$209	$233	$221	$230
Total cash costs per ounce (2), (3)	$240	$262	$258	$257
Total production costs per ounce (2), (3)	$305	$325	$323	$318
Total operating costs per ton milled (2)	$115	$122	$116	$122
Total cash costs per ton milled (2), (3)	$132	$138	$135	$136
Total production costs per ton milled (2), (3)	$168	$171	$170	$169

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

OPERATING AND COST DATA FOR MINE PRODUCTION
(Continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
East Boulder Mine:
Ounces produced (000)
Palladium	30	31	63	59
Platinum	9	9	18	17

Total	39	40	81	76

Tons milled (000)	116	120	235	225
Mill head grade (ounce per ton)	0.38	0.38	0.39	0.38
Sub-grade tons milled (000) (1)	—	—	—	—
Sub-grade tons mill head grade (ounce per ton)	—	—	—	—
Total tons milled (000) (1)	116	120	235	225
Combined mill head grade (ounce per ton)	0.38	0.38	0.39	0.38
Total mill recovery (%)	88	88	89	89
Total operating costs per ounce (2)	$289	$290	$271	$308
Total cash costs per ounce (2), (3)	$333	$330	$319	$350
Total production costs per ounce (2), (3)	$428	$428	$409	$448
Total operating costs per ton milled (2)	$96	$96	$94	$103
Total cash costs per ton milled (2), (3)	$111	$109	$110	$117
Total production costs per ton milled (2), (3)	$143	$141	$142	$150

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total cash costs for this purpose include costs of mining, processing and administrative expenses at the mine site (including mine site overhead, taxes other than income taxes, royalties, by-product credits from production and credits for secondary materials). For the purposes of reporting cash cost per ounce statistics for the company’s mine operations, costs related to the secondary recycling of autocatalysts, offset by sales proceeds included in the company’s revenue, are reflected as an allocated credit to operating costs. Total production costs include total cash costs plus depreciation and amortization. Income taxes, corporate general and administrative expenses and interest income and expense are not included in either total cash costs or total production costs.

(3)	“Cash cost per ton” and “cash cost per ounce” represent Non-GAAP measurements that management uses to monitor and evaluate the performance of its mining operations. Management believes cash costs per ounce and per ton provide an indicator of profitability and efficiency at each location and on a consolidated basis, and also may provide a benchmark for comparing our performance with that of other mining companies and other mine operating properties. See table “Reconciliation of Non-GAAP measures to cost of revenues.”

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

SALES AND PRICE DATA

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Ounces sold (000)
Mine Production:
Palladium	70	117	188	236
Platinum	20	34	52	68

Total	90	151	240	304
Other PGM activities:
Palladium	118	—	171	2
Platinum	10	1	27	1
Rhodium	2	—	5	—

Total	130	1	203	3

Total ounces sold	220	152	443	307

Average realized price per ounce (4)
Mine Production:
Palladium	$388	$341	$382	$353
Platinum	$860	$565	$863	$572
Combined (5)	$491	$391	$486	$401
Other PGM activities:
Palladium	$256	$234	$256	$259
Platinum	$833	$642	$783	$605
Rhodium	$796	$577	$785	$649
Average market price per ounce (4)
Palladium	$256	$170	$249	$208
Platinum	$832	$646	$850	$654
Combined (5)	$382	$276	$380	$306

(4)	The company’s average realized price represents revenues (include the effect of contractual floor and ceiling prices) and hedging gains and losses realized on commodity instruments, but excluding contract discounts, all divided by total ounces sold. The average market price represents the average London PM Fix for palladium, platinum and combined prices and Johnson Matthey for rhodium prices for the actual months of the period.

(5)	Stillwater reports a combined average realized and market price of palladium and platinum based on actual sales of mine production ounces. Prior period amounts have been adjusted to conform with the current year presentation.

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

Reconciliation of Non-GAAP measures to cost of revenues

“Cash cost per ton” and “cash cost per ounce” represent Non-GAAP measurements that management uses to monitor and evaluate the performance of its mining operations. Management believes cash costs per ounce and per ton provide an indicator of profitability and efficiency at each location and on a consolidated basis, and may provide a benchmark for company performance with that of other mining companies and other mine operating properties.

OPERATING AND COST DATA RECONCILIATION

     (in thousands except cost per ton and cost per ounce data)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Consolidated:
Total operating costs	$33,811	$35,845	$69,413	$72,825
Total cash costs	$38,936	$40,539	$81,060	$81,689
Total production costs	$49,662	$51,105	$102,365	$102,336
Total ounces	148	145	295	291
Total tons milled	313	320	642	631
Total operating costs per ounce	$230	$248	$235	$251
Total cash cost per ounce	$264	$281	$274	$281
Total production cost per ounce	$337	$354	$347	$352
Total operating cost per ton milled	$108	$112	$108	$116
Total cash cost per ton milled	$124	$127	$126	$130
Total production cost per ton milled	$159	$160	$159	$162
Reconciliation to cost of revenues:
Gross operating costs	$35,318	$35,841	$71,880	$73,235
Less: secondary recycling credit	(1,507)	4	(2,467)	(410)

Total operating costs	$33,811	$35,845	$69,413	$72,825
Royalties, taxes and other	5,125	4,694	11,647	8,864

Total cash costs	$38,936	$40,539	$81,060	$81,689
Asset retirement costs	92	84	182	168
Depreciation and amortization	10,634	10,482	21,123	20,479

Total production costs	$49,662	$51,105	$102,365	$102,336
Change in product recycling	(1,127)	5,598	7,513	10,826
Costs of secondary recycling	10,775	1,087	26,143	2,190
Add: secondary recycling credit	1,507	(4)	2,467	410
(Gain) or loss on sale of assets and other costs	—	6	(75)	(1)

Total cost of revenues	$60,817	$57,792	$138,413	$115,761

Stillwater Mine:
Total operating costs	$22,644	$24,363	$47,319	$49,596
Total cash costs	$26,066	$27,466	$55,127	$55,341
Total production costs	$33,097	$34,116	$69,040	$68,543
Total ounces	109	105	214	215
Total tons milled	197	200	407	406
Total operating costs per ounce	$209	$233	$221	$230
Total cash cost per ounce	$240	$262	$258	$257
Total production cost per ounce	$305	$325	$323	$318
Total operating cost per ton milled	$115	$122	$116	$122
Total cash cost per ton milled	$132	$138	$135	$136
Total production cost per ton milled	$168	$171	$170	$169

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

OPERATING AND COST DATA RECONCILIATION
(CONTINUED)
(in thousands except cost per ton and cost per ounce data)

	Three months ended			Six months ended
	June 30,			June 30,
	2004	2003	2004	2003
Reconciliation to cost of revenues:
Gross Operating costs	$23,752	$24,362	$49,109	$49,914
Less: secondary recycling credit	(1,108)	1	(1,790)	(318)

Total operating costs	$22,644	$24,363	$47,319	$49,596
Royalties, taxes and other	3,422	3,103	7,808	5,745

Total cash costs	$26,066	$27,466	$55,127	$55,341
Asset retirement costs	76	69	149	137
Depreciation and amortization	6,955	6,581	13,764	13,065

Total production costs	$33,097	$34,116	$69,040	$68,543
Change in product inventory	(11,136)	4,128	(10,949)	8,819
(Gain) or loss on sale of assets and other costs	1	6	(1)	—

Total cost of revenues	$21,962	$38,250	$58,090	$77,362

East Boulder Mine
Total operating costs	$11,167	$11,482	$22,094	$23,229
Total cash costs	$12,870	$13,073	$25,933	$26,348
Total production costs	$16,565	$16,989	$33,325	$33,793
Total ounces	39	40	81	76
Total tons milled	116	120	235	225
Total operating costs per ounce	$289	$290	$271	$308
Total cash cost per ounce	$333	$330	$319	$350
Total production cost per ounce	$428	$428	$409	$448
Total operating cost per ton milled	$96	$96	$94	$103
Total cash cost per ton milled	$111	$109	$110	$117
Total production cost per ton milled	$143	$141	$142	$150
Reconciliation to cost of revenues:
Gross Operating costs	$11,566	$11,479	$22,771	$23,321
Less: secondary recycling credit	(399)	3	(677)	(92)

Total operating costs	$11,167	$11,482	$22,094	$23,229
Royalties, taxes and other	1,703	1,591	3,839	3,119

Total cash costs	$12,870	$13,073	$25,933	$26,348
Asset retirement costs	16	15	33	31
Depreciation and amortization	3,679	3,901	7,359	7,414

Total production costs	$16,565	$16,989	$33,325	$33,793
Change in product inventory	(8,563)	1,470	(7,962)	2,007
(Gain) or loss on sale of assets and other costs	(1)	—	(74)	—

Total cost of revenues	$8,001	$18,459	$25,289	$35,800

Other PGM activities
Reconciliation to cost of revenues:
Change in product inventory	$18,572	$—	$26,424	$—
Costs of secondary recycling	10,775	1,087	26,143	2,190
Add: secondary recycling credit	1,507	(4)	2,467	409

Total cost of revenues	$30,854	$1,083	$55,034	$2,599

Results of Operations

     Three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003

     Production. During the second quarter of 2004, the company’s consolidated mining operations increased production, as compared to the second quarter of 2003, as follows:

	Three months ended
	June 30,
				Percentage
			Increase/	Increase/
	2004	2003	(Decrease)	(Decrease)
Palladium (000)	114	112	2	2%
Platinum (000)	34	33	1	3%

Total (000)	148	145	3	2%

     The increase was primarily due to a 4% increase in ounces produced at the Stillwater Mine primarily related to a 3% increase in ore grade. Stillwater Mine produced approximately 84,000 ounces of palladium and 25,000 ounces of platinum in the second quarter of 2004, compared to approximately 81,000 ounces of palladium and 24,000 ounces of platinum in the second quarter of 2003.

     Revenues. Revenues were $84.2 million for the second quarter of 2004 compared to $60.0 million for the second quarter of 2003. The following discussion covers key factors contributing to the increase in revenues:

	Three months ended
(in thousands)	June 30,
				Percentage
			Increase/	Increase/
	2004	2003	(Decrease)	(Decrease)
Revenues	$84,207	$60,011	$24,196	40%

Mine Production Ounces Sold:
Palladium	70	117	(47)	(40%)
Platinum	20	34	(14)	(41%)

Total	90	151	(61)	(40%)
Other PGM activities Ounces Sold:
Palladium	118	—	118	N/A
Platinum	10	1	9	900%
Rhodium	2	—	2	N/A

Total	130	1	129	N/A

Total Ounces sold	220	152	68	45%

     The $24.2 million, or 40%, increase is primarily due to higher realized PGM prices, the sale of a portion of the 877,169 ounces of palladium inventory received from Norilsk Nickel plus the inclusion of secondary processing revenues as a result of the new auto-catalyst processing agreement. The sale of 110,000 ounces of the palladium inventory contributed $27.8 million to revenue for the second quarter of 2004, while sales of 20,000 ounces from the secondary reprocessing activities contributed $12.0 million to revenues.

     Palladium sales from mine production were 70,000 ounces during the second quarter of 2004 compared to 117,000 ounces for the second quarter of 2003. Platinum sales from mine production were approximately 20,000 ounces during the second quarter of 2004 compared to approximately 34,000 for the same period of 2003. The decrease in sales of mine production is due to the shutdown of the smelter and base metals refinery for a period of five weeks for routine smelter re-bricking and other refurbishing. Production from the mine operations continued during the shutdown period and concentrates were stockpiled at the smelter. The company had largely completed processing of the stockpiles by June 30, 2004 and the metal was shipped for final refining.

	Three months ended
	June 30,
				Percentage
			Increase/	Increase/
	2004	2003	(Decrease)	(Decrease)
Average realized price per ounce
Mine Production:
Palladium	$388	$341	$47	14%
Platinum	$860	$565	$295	52%
Combined	$491	$391	$100	26%
Other PGM Activities:
Palladium	$256	$234	$22	9%
Platinum	$833	$642	$191	30%
Rhodium	$796	$577	$219	38%
Average market price per ounce
Palladium	$256	$170	$86	51%
Platinum	$832	$646	$186	29%
Combined	$382	$276	$106	38%

     The company’s combined average realized price per ounce of palladium and platinum sold from mine production in the second quarter of 2004 increased 26% to $491, compared to $391 in the second quarter of 2003, largely reflecting the trend in PGM prices over the same period. The combined average market price increased 38% to $382 per ounce in the second quarter of 2004, compared to $276 per ounce in the second quarter of 2003. The average realized price per ounce of palladium sold from mine production was $388 in the second quarter of 2004, compared to $341 in the second quarter of 2003 (benefiting in both periods from the contractual price floors), while the average market price of palladium was $256 per ounce in the second quarter of 2004 compared to $170 per ounce in the second quarter of 2003. The company’s average realized price per ounce of platinum sold from mine production was $860 in the second quarter of 2004, compared to $565 in the second quarter of 2003. The average market price of platinum was $832 per ounce in the second quarter of 2004 compared to $646 per ounce in the second quarter of 2003. The average realized prices received for palladium, platinum and rhodium prices from the company’s other PGM activities (autocatalyst recycling and sales of palladium inventory from Norilsk Nickel) during the second quarter of 2004 were $256, $833 and $796 per ounce, respectively.

     Production Costs. Total consolidated cash costs per ounce in the second quarter of 2004 decreased by $17 or 6% to $264 per ounce in the second quarter of 2003 as set forth in the table below:

	Three months ended
	June 30,
				Percentage
			Increase/	Increase/
	2004	2003	(Decrease)	(Decrease)
Cash Cost per Ounce:
Stillwater	$240	$262	$(22)	(8%)
East Boulder	$333	$330	$3	1%
Consolidated	$264	$281	$(17)	(6%)
Total Production Cost per Ounce
Stillwater	$305	$325	$(20)	(6%)
East Boulder	$428	$428	$—	—
Consolidated	$337	$354	$(17)	(5%)

     The decrease in total consolidated cash costs per ounce was attributed to a $18 per ounce decrease in operating costs primarily related to higher by-product and secondary recycling credits at the Stillwater and East Boulder Mines, as a result of higher sales volumes and higher commodity prices. Total consolidated production costs per ounce in the second quarter 2004 decreased $17, or 5%, to $337 per ounce from $354 per ounce in the same period of 2003. The decrease paralleled the decrease in operating cash costs noted above.

     Other PGM costs. For the second quarter of 2004, expenses related to the sale of palladium ounces received from Norilsk Nickel transaction and secondary processing of autocatalysts totaled $10.8 million. Secondary PGMs contained in spent catalytic converter materials are processed by the Company through its metallurgical complex: corresponding secondary processing costs in the second quarter of 2003 was $1.1 million. For the purposes of reporting cash cost per ounce statistics for the company’s mine operations, costs related to the secondary processing of autocatalysts, offset by sales proceeds included in the company’s revenue, are reflected as an allocated credit to operating costs.

     Expenses. General and administrative expenses in the second quarter 2004 were $3.9 million, compared to $3.2 million during the second quarter of 2003. The increase is primarily due to higher costs associated with other PGM marketing activities.

     Interest expense of $3.4 million in the second quarter of 2004 decreased approximately $1.3 million from $4.7 million in the prior year second quarter due to the repayment of the Term A facility near the end of the second quarter of 2003.

     Income Taxes. The company had no income tax provision or benefit for the quarter ended June 30, 2004, compared to an income tax provision of $10.6 million for the quarter ended June 30, 2003. The second quarter 2003 net tax provision included a $14.0 million write-off of net operating loss carryforwards resulting from the Norilsk Nickel transaction. The company has not recognized any income tax provision or benefit for the quarter ended June 30, 2004 as any changes in deferred tax liabilities and assets have been offset by changes in the valuation allowance provided for the company’s net deferred tax assets (see Note 9).

     Other Comprehensive Income. For the second quarter of 2004, other comprehensive income includes a change in fair value of $3.4 million for commodity hedging instruments. For the same period of 2003, other comprehensive income, net of tax, included reclassification adjustments to interest expense of $0.3 million.

Six-month period ended June 30, 2004 compared to six-month period ended June 30, 2003

     PGM Production. During the first half of 2004, the company’s consolidated mining operations increased production, as compared to the first half of 2003, as follows:

	Six months ended
	June 30,
				Percentage
			Increase/	Increase/
	2004	2003	(Decrease)	(Decrease)
Palladium (000)	228	224	4	2%
Platinum (000)	67	67	—	—

Total (000)	295	291	4	2%

     The increase was primarily due to a 7% ramp up in production at the East Boulder Mine, which produced approximately 63,000 ounces of palladium and approximately 18,000 ounces of platinum in the first half of 2004 compared to approximately 59,000 ounces of palladium and approximately 17,000 ounces of platinum in the first half of 2003.

     Revenues. For the first six-months of 2004 revenues were $184.9 million compared to $124.2 million for the first half of 2003. The following discussion covers key factors contributing to the increase in revenues:

	Six months ended
(in thousands)	June 30,
				Percentage
			Increase/	Increase/
	2004	2003	(Decrease)	(Decrease)
Revenues	$184,900	$124,165	$60,735	49%

Mine Production Ounces Sold:
Palladium	188	236	(48)	(20%)
Platinum	52	68	(16)	(23%)

Total	240	304	(64)	(21%)

Other PGM activities Ounces Sold:
Palladium	171	2	169	N/A
Platinum	27	1	26	N/A
Rhodium	5	—	5	N/A

Total	203	3	200	N/A

Total Ounces sold	443	307	136	44%

     The $60.7 million, or 49%, increase is primarily due to: (1) a 21% increase in the average combined realized palladium and platinum prices from sales of mine production (see average realized price discussion below), (2) the sale of approximately 156,000 ounces of palladium inventory received from the Norilsk Nickel transaction and (3) inclusion of secondary processing revenues as a result of the new auto-catalyst processing agreement. Sales from the palladium inventory contributed $40.1 million to revenue for the first half of 2004, while sales of 47,000 ounces from secondary reprocessing contributed $28.2 million to revenues for the same period.

     Palladium sales from mine production decreased to approximately 188,000 ounces during the first half of 2004 compared to 236,000 ounces for the first half of 2003. Platinum sales decreased to approximately 52,000 ounces during the first half of 2004 compared to approximately 68,000 for the same period of 2003. This decrease in sales of mine production is due to the five-week shutdown of the smelter and base metals refinery for routine smelter re-bricking and other refurbishing in the first half of 2004. Production from mine operations continued during the shutdown period and concentrates were stockpiled at the smelter. Processing of these stockpiles was largely completed by June 30, 2004, and the metal was shipped for final refining. Altogether, the total quantity of PGMs sold increased 44% to approximately 443,000 ounces during the first half of 2004 compared with 307,000 ounces for the same period of 2003.

	Six months ended
	June 30,
				Percentage
			Increase/	Increase/
	2004	2003	(Decrease)	(Decrease)
Average realized price per ounce
Mine Production:
Palladium	$382	$353	$29	8%
Platinum	$863	$572	$291	51%
Combined	$486	$401	$85	21%
Other PGM Activities:
Palladium	$256	$259	$(3)	(1%)
Platinum	$783	$605	$178	29%
Rhodium	$785	$649	$136	21%
Average market price per ounce
Palladium	$249	$208	$41	20%
Platinum	$850	$654	$196	30%
Combined	$380	$306	$74	24%

     The company’s combined average realized price per ounce of palladium and platinum sold from mine production in the first half of 2004 increased by 21% to $486, compared to $401 in the first half of 2003, largely driven by higher period-on-period platinum prices. The combined average market price increased by 24% to $380 per ounce in the first half of 2004, compared to $306 per ounce in the first half of 2003, reflecting the trend in both platinum and palladium prices over the same period. The company’s average realized price per ounce of palladium sold from mine production was $382 in the first half of 2004, compared to $353 in the first half of 2003 (helped in both years by the contractual floor prices for palladium), while the average market price of palladium was $249 per ounce in the first half of 2004 compared to $208 per ounce in the first half of 2003. The company’s average realized price per ounce of platinum sold from mine production was $863 in the first half of 2004, compared to $572 in the first half of 2003 (reflecting ceiling prices for platinum which expired at the end of 2003), while the average market price of platinum was $850 per ounce in the first half of 2004 compared to $654 per ounce in the first half of 2003. The average realized palladium, platinum and rhodium prices received from the company’s other PGM activities during the first six months of 2004 were $256, $783 and $785, respectively.

Production costs:

     Total consolidated cash costs per ounce in the first half of 2004 decreased by $7 or 2% to $274 per ounce from $281 per ounce as compared to the same period of 2003 as set forth in the table below:

	Three months ended
	June 30,
				Percentage
			Increase/	Increase/
Production Costs.	2004	2003	(Decrease)	(Decrease)
Cash Cost per Ounce:
Stillwater	$258	$257	1	—
East Boulder	$319	$350	(31)	(9%)
Consolidated	$347	$352	(5)	(1%)
Total Production Cash per Ounce
Stillwater	$323	$318	5	2%
East Boulder	$409	$448	(39)	(9%)
Consolidated	$347	$352	(5)	(1%)

     The decrease in total consolidated cash costs per ounce is attributed to a $16 per ounce decrease in operating costs primarily related to higher by-product and secondary recycling credits at the Stillwater and East Boulder Mines, as a result of higher sales volumes and higher commodity prices. Total consolidated production costs per ounce decreased $5, or 1%, to $347 per ounce from $352 in the first half of 2004 as compared to the same period of 2003. The decrease is primarily due to the decreased operating costs noted above.

     Other PGM costs. For the first six months of 2004, expenses related to the sale of palladium ounces received from Norilsk Nickel transaction and secondary recycling of autocatalysts totaled $26.1 million. PGM metals contained in spent catalytic converter materials are processed by the Company through its metallurgical complex: corresponding secondary recycling costs in the first six months of 2003 were $2.2 million. For the purposes of reporting cash cost per ounce statistics for the company’s mine operations, costs related to the secondary processing of autocatalysts, offset by sales proceeds included in the company’s revenue, are reflected as an allocated credit to operating costs.

     Expenses. General and administrative expenses increased $0.8 million, or 11%, in the first half of 2004 as compared to the same period of 2003. The increase of $0.8 million is primarily due to higher costs associated with other PGM marketing activities.

     Interest expense decreased period on period by $2.3 million primarily due to the repayment of the Term A facility near the end of the second quarter of 2003.

     Income Taxes. The company had no income tax provision or benefit for the six-months ended June 30, 2004, compared to an income tax provision of $9.7 million for the six-months ended June 30, 2003. The net tax provision for the first six months of 2003 includes a $14.0 million write-off of net operating loss carryforwards associated with the Norilsk Nickel transaction. The company has not recognized any income tax provision or benefit for the period ended June 30, 2004 as any changes in deferred tax liabilities and assets have been offset by changes in the valuation disposition allowance provided for the company’s net deferred tax assets (see Note 9).

     Other Comprehensive Income. For the first half of 2004, other comprehensive income, net of tax, includes an increase in the fair value of commodity instruments of $2.6 million and a reclassification to interest expense on interest rate swaps of $0.3 million. There were no open interest rate swaps remaining at June 30, 2004. For the same period of 2003, other comprehensive income, net of tax, reflects a decline in the fair value of the interest rate swaps of $0.3 million offset by reclassification adjustments to interest expense of $0.7 million.

Liquidity and Capital Resources

     The company’s operating capital at June 30, 2004, was $218.3 million compared to $154.7 million at December 31, 2003. The ratio of current assets to current liabilities was 4.2 at June 30, 2004, and 2.4 at December 31, 2003. The increase in operating capital resulted from the reclassification of part of the current portion of long-term debt back as a long-term obligation. With the receipt of 877,169 ounces of palladium as part of the Norilsk Nickel transaction in 2003, the company’s bank credit agreement was amended to require that 50% of the proceeds from the sale of that inventory be applied to prepay long-term debt. Absent an agreement for the liquidation of that inventory, the company reflected as a current liability the portion of long-term debt subject to repayment (based on the palladium value on the transaction date). During the first quarter of 2004 the company entered into sales agreement for the disposition of this inventory and the term of these sales agreements is two years, and as such a portion of the long-term debt secured by finished goods inventory at December 31, 2003 has been reclassified from a current liability to a long-term liability.

     For the quarter and six-months ended June 30, 2004, net cash provided by operations was $24.6 million and $39.7 million respectively, compared to $12.7 million and $36.0 million respectively, for the comparable periods of 2003. The increase in cash provided by operations of $11.9 million and $3.7 million respectively, was primarily driven by the following factors:

		Three months ended		Six months ended
		June 30,		June 30,
		2004	2003	2004	2003
•	Total palladium and platinum ounces sold from mine production (oz)	90,000	151,000	240,000	304,000
•	Combined realized price per ounce of palladium and platinum from mine production	$491	$391	$486	$401
•	Total consolidated cash costs per ounce from mine production	$264	$281	$274	$281
•	Total palladium ounces sold from the inventory received in the Norilsk Nickel Transaction (palladium inventory)	110,000	—	156,000	—
•	Weighted average combined realized price per ounce from sales of palladium inventory	$253	$—	$257	$—
•	Total cost per ounce related to palladium inventory	$169	$—	$169	$—
•	General and administrative expense (000’s)	$3,925	$3,235	$7,649	$6,867
•	Norilsk Nickel transaction related costs (000’s)	$—	$3,043	$—	$3,043
•	Interest expense (000’s)	$3,360	$4,684	$7,261	$9,595
•	Source (use) of cash in net operating assets and/or liabilities (000’s)	$(4,140)	$7,074	$(16,624)	$21,174

     Three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003

     Cash flows from the change in operating assets and liabilities resulted in a use of cash of $4.1 million compared to a source of cash of $7.1 million for the same period last year. The change in working capital is primarily related to an increase in inventory of $15.5 million attributed to an increase in finished goods inventory related to the re-bricking of the smelter furnace, offset in part by a decrease in metal sales receivables of $10.4 million, due to higher metal prices and inventory sales from palladium received from Norilsk Nickel.

     Net cash used in investing activities was $20.3 million during the second quarter of 2004 compared to $11.7 million in the same period in 2003. The company’s investing activities are capital expenditures for property, plant, equipment and mine development.

     Net cash provided by financing activities was $1.9 million compared to $37.9 million for the same period in 2003. The cash provided by financing activities during the first half of 2004 is due to issuance of common stock related to stock option exercises, offset by payments on long-term debt and capital lease obligations. Financing activities in the first half of 2003 included full repayment of the Term A facility in conjunction with the closing of the Norilsk Nickel transaction offset by net cash received in connection from the Norilsk Nickel transaction.

     Cash and cash equivalents increased by $6.2 million and $39.0 million for the second quarter of 2004 and 2003,

respectively.

Six-month period ended June 30, 2004 compared to six-month period ended June 30, 2003

     Cash flows from the change in operating assets and liabilities resulted in a use of cash of $16.6 million compared to a source of cash of $21.2 million for same period last year. This change in working capital is primarily related to an increase in metal sales receivables of $26.3 million, due to higher metal prices, and sales from palladium inventory received from Norilsk Nickel and by increases in inventory of $11.9 million attributed to an increase in finished goods inventory related to the re-bricking of the smelter furnace.

     Net cash used in investing activities was $34.9 million in the first half of 2004 compared to $26.2 million in the same period in 2003. The company’s primary investing activities capital expenditures for property, plant, equipment and mine development.

     Net cash provided by financing activities was $1.5 million compared to $30.5 million for the comparable period in 2003. The cash provided by financing activities during the first half of 2004 is due to issuance of common stock related to stock option exercises, offset by payments on long-term debt and capital lease obligations. Financing activities in the first half of 2003 included full repayment of the Term A facility in conjunction with the closing of the Norilsk Nickel transaction offset by net cash received in connection with the Norilsk Nickel transaction.

     Cash and cash equivalents increased by $6.3 million and $40.4 million for the first six months of 2004 and 2003, respectively.

Credit Facility

     At June 30, 2004, the company’s available cash was $53.8 million, it had $127.8 million outstanding under its Term B facility, and $7.5 million was outstanding as letters of credit under the revolving credit facility. As provided in the company’s credit agreement, as of June 30, 2004, the company had offered term loan prepayments to the banks totaling $15.9 million, representing 50% of the proceeds received from the sale of palladium ounces received from Norilsk Nickel. The banks declined these prepayment offers and therefore the amount available under the company’s revolving credit facility was reduced by the $15.9 million. Reflecting this reduction, as of June 30, 2004, the company had $1.6 million available under its revolving credit facility. Once the availability under the revolving credit facility was reduced to zero, any further amounts declined by the banks would have become restricted cash collateralizing the outstanding letters of credit issued under the revolving credit facility. The final maturity date of the Term B loan facility was December 31, 2007. The final maturity date of the revolving credit facility was December 30, 2005.

     During the first and second quarter of 2004, as a result of lower production from its mine operations, the company did not meet the minimum trailing four-quarter average production covenant under the credit facility. The bank syndicate granted a waiver of this covenant that was effective for the first and second quarters of 2004.

     On August 3, 2004, the company completed the refinancing of its bank credit facility. The new credit facility consists of a $140 million six-year term loan maturing July 31, 2010, and bearing interest at a variable rate plus a margin (LIBOR plus 325 basis points, or approximately 4.75% at August 3, 2004) and a $40 million five-year revolving credit facility expiring July 31, 2009 and initially bearing interest at LIBOR plus 300 basis points, or approximately 4.50%. Proceeds of the new facility have been applied to pay off the previous debt facility and the remainder will be used for general corporate purposes. The revolving credit facility includes a letter of credit facility that has been partially utilized to secure a $7.5 million letter of credit in support of certain of the company’s reclamation obligations. The letter of credit carries an annual fee of 3.00%. The revolving credit facility requires an annual commitment fee of 0.75% on the remaining unutilized amount. The new credit facility contains customary financial and other covenants; however, it does not include a minimum production covenant. The new credit facility provides that the company offer 25% of the proceeds received for the sale of palladium inventory received from the Norilsk Nickel transaction as prepayments against the credit facility. It also requires that 50% of the company’s annual excess cash flow will be offered for prepayment against the credit facility. With the completion of the refinancing, the company expects to incur a one time charge in the third quarter of 2004 of approximately $5.0 million including a prepayment charge and the write off of deferred costs on the former credit facility.

Contractual Obligations

     The company is obligated to make future payments under various contracts, including debt agreements and capital lease agreements. The following table represents the company’s principal contractual debt obligations and other commercial commitments as of June 30, 2004:

in thousands	2004	2005	2006	2007	2008	Thereafter	Total
Term B facility	$675	$1,350	$60,750	$65,002	$—	$—	$127,777
Capital lease obligations, net of interest	225	479	443	424	458	534	2,563
Special Industrial Education Impact
Revenue Bonds	73	153	165	178	190	96	855
Exempt Facility Revenue Bonds, net of discount	—	—	—	—	—	29,339	29,339

Total long-term debt and capital leases	973	1,982	61,358	65,604	648	29,969	160,534
Other noncurrent liabilities	—	7,302	—	—	—	4,298	11,600

Total	$973	$9,284	$61,358	$65,604	$648	$34,267	$172,134

     Debt obligations referred to in the table are presented as due for repayment under the terms of the loan agreements and before any effect of the sale of palladium acquired in the Norilsk Nickel transaction. Under the provisions of the Term B facility, the company was required to offer 50% of the net proceeds from the sale of palladium received in the Norilsk Nickel transaction to repay its Term B facility. The lenders were not obligated to accept the repayment offer. As of June 30, 2004, the company had sold approximately 156,000 ounces of the palladium received in the Norilsk Nickel transaction and had offered a total of $15.9 million of cash proceeds from these sales for prepayment of the Term B facility. (The prepayment offers were made as cash was actually received, which normally lagged behind recognition of sales revenue.) These offers were all declined and the availability to borrow under the revolving credit facility as of June 30, 2004 had been reduced accordingly by $15.9 million to $1.6 million.

     Amounts included in other noncurrent liabilities that are anticipated to be paid in 2005 include workers’ compensation costs, property taxes and severance taxes. Amounts that are anticipated to be paid after 2008 are asset retirement obligation costs.

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

     The company’s proven ore reserves are based on interpolation between closely spaced diamond drill holes which intersect the J-M Reef and reflect the information required for detailed mine planning. Probable ore reserves are based on interpolation between sample points where sample spacing is greater than that for proven reserves or extrapolation from sample points. A significant portion of the probable ore reserves are based on extrapolation. The probable ore reserve areas are expected to be converted to proven ore reserves as the mine is developed. The factors used for determining the amount of probable ore reserves are estimated based on statistical analysis of the diamond drilling adjacent to these areas. The actual results for specific reserve blocks may be different than that estimated in the determination of probable ore reserves. Any changes in these assumptions could have a material effect on the estimates of probable ore reserves to be recovered over the life of the mine, resulting in a potentially significant change in the amortization rate and/or the valuation of the related assets.

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

     Expenditures incurred to sustain existing production and access specific ore reserve blocks or stopes provide benefit to ore reserve production over limited periods of time and, accordingly, are charged to operations as incurred. These costs include ramp and stope access excavations from primary haulage levels (footwall laterals), stope material rehandling/laydown excavations, stope ore and waste pass excavations and chute installations, stope ventilation raise excavations and stope utility and pipe raise excavations.

     Through December 31, 2003, the company calculated amortization of capitalized mine development by the application of an amortization rate to current production. The amortization rate was based upon dividing the un-amortized expenditures by the proven and probable ore reserves. Capital expenditures were added to the un-amortized balance as the assets were placed into service. Changes in proven and probable ore reserves were accounted for, in the calculation of the amortization rate, as a prospective change in estimate. Proven and probable ore reserves and the further benefit of capitalized mine development expenditures were based on significant management assumptions. Any changes in these assumptions, such as a change in the mine plan, a change in estimates of proven and probable reserves or a change in economic assumptions could have a material effect on the expected period of benefit resulting in a potentially significant change in the amortization rate and/or the valuations the of related assets. The company’s proven ore reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Additional capital expenditures are required to access the company’s estimated probable ore reserves. These anticipated capital expenditures were not included in the current calculation of depreciation and amortization.

     As a result of the asset impairment recorded at December 31, 2003, the company reviewed its amortization assumptions. Beginning in 2004, costs incurred for the development of footwall laterals and ramps are amortized using the units of production method based upon proven and probable ore reserves within an immediate and relevant vicinity of these additional infrastructure developments, resulting in such costs being amortized over only a portion of the total proven and probable reserves. The change will typically result in amortization of these costs over a period of 4 to 10 years as compared to the previous assumption that was amortization based on total proven and probable ore reserves. While these infrastructure developments have some continuing value for the life of the mine, the company believes this change more closely reflects the economics of development expenditures incurred to access specific ore reserves.

Asset Impairment

     The company follows Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices

(considering current and historical prices, long-term sales contracts prices, price trends and related factors), production levels and capital and reclamation expenditures, all based on life-of-mine plans and projections. If the assets are impaired, a calculation of fair market value is performed, and if fair market value is lower than the carrying value of the assets, the assets’ carrying value is reduced to their fair market value. There was no impairment during the second quarter of 2004.

     Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions, such as PGM prices, lower than expected recoverable ounces, and/or the company’s operating performance, could have a material effect on the company’s determination of ore reserves, or its ability to recover the carrying amounts of its long-lived assets, resulting in potential additional impairment charges.

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

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at June 30, 2004 for the portion of the company’s net deferred tax assets which, more likely than not, will not be realized (see Note 9).

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

     The company’s current reclamation bonding requirements in place total approximately $20.7 million at June 30, 2004. The current bond amount is an estimate of reclamation and closure costs. The regulatory agencies review the bonding requirements and reclamation estimates on a 5-year rotation or whenever a major amendment to the operating permits is approved. The company expects that the Stillwater Mine bond will be reviewed and adjusted by the regulatory agencies during 2004. Any differences between the estimated amounts and actual post-closure reclamation and site restoration costs could have a material effect on the company’s estimated liability, resulting in a change in the recorded amount. The SFAS No. 143 accrued reclamation liability was approximately $4.3 million at June 30, 2004.

Hedging Program

     From time to time, the company enters into derivative financial instruments, including fixed forwards, cashless put and call option collars and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the company’s revenue. The company accounts for its derivatives in accordance with SFAS No. 133 which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge, and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. The company primarily uses derivatives to hedge metal prices and interest rates. As of June 30, 2004, the company’s unrealized gain from outstanding derivatives was valued at $2.1 million, which is reported as a component of accumulated other comprehensive income. Because these hedges are highly effective, the company expects any ultimate gains or losses on the hedging instruments will be largely offset by corresponding and appropriate changes in the hedged transaction.

FORWARD LOOKING STATEMENTS; FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of the company’s future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Such statements include, but are not limited to, comments regarding expansion plans, costs, grade, production and recovery rates, permitting, labor matters, financing needs, the terms of future credit facilities and capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and compliance, litigation and the palladium and platinum market. Additional information regarding factors which could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” above in the company’s 2003 Annual Report on Form 10-K.

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

     The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts cover significant portions of the company’s mined PGM production through December 2010 and stipulate floor and ceiling prices for some of the covered production. In the first quarter of 2004 the company also entered into new sales contracts under which all of the 877,169 ounces of palladium received in the Norilsk Nickel stock purchase transaction will be sold, at close to market prices at the time of sale, over a period of two years primarily for use in automobile catalytic converters. Under these agreements, the company will sell approximately 36,500 ounces of palladium per month, ending in the first quarter of 2006, at close to market prices. Separately, under one of these agreements, the company also will sell 3,250 ounces of platinum and 1,900 ounces of rhodium per month also at prices close to market.

     From time to time, the company utilizes financially settled forwards, fixed forward contracts and cashless put and call option collars. During the second quarter of 2004, the company entered into fixed forwards and financially settled forwards that were accounted for as cash-flow hedges. Fixed forward sales of metals from processing secondary materials are sold forward at the time of receipt and delivered against the forward contracts when the ounces are recovered. Under financially settled forwards, at each settlement date, the company receives the difference between the forward price and the market price if the market price is below the forward price, and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company’s financially settled forwards are settled in cash at maturity. The company expects all of these transactions to settle during the next eighteen months. The net unrealized gain on these instruments due to changes in metal prices at June 30, 2004 was $2.1 million. There were no outstanding fixed forward and financially settled forward commodity instruments settled during the second quarter of 2003.

     A summary of the company’s derivative financial instruments as of June 30, 2004 is as follows:

Mine Production:

Financially Settled Forwards

	Platinum
	Ounces	Price	Index
Third Quarter 2004	7,200	$801	London PM
Fourth Quarter 2004	7,000	$795	London PM
First Quarter 2005	6,400	$791	London PM
Second Quarter 2005	6,500	$786	London PM
Third Quarter 2005	6,700	$768	London PM
Fourth Quarter 2005	6,700	$764	London PM

Secondary Recycling:

Fixed Forwards

	Platinum		Palladium		Rhodium
	Ounces	Price	Ounces	Price	Ounces	Price
Third Quarter 2004	11,566	$836	8,824	$249	1,201	$825
Fourth Quarter 2004	1,089	$802	—	—	—	—

Financially Settled Forwards

	Platinum		Palladium
	Ounces	Price	Ounces	Price	Index
Third Quarter 2004	9,801	$849	1,089	$261	London PM

Interest Rate Risk

     During the first quarter of 2002, the company entered into two identical interest rate swap agreements. These swaps fixed the interest rate on $100.0 million of the company’s debt. The interest rate swap agreements were effective March 4, 2002 and matured on March 4, 2004. The company has not replaced or renewed the interest rate swap agreements and consequently is exposed to the full effect on earnings and cash flow of fluctuations in interest rates. If the annual effective interest rate of the variable rate debt increases or (decreases) by 1%, the effect on interest expense would be an increase or a (decrease) of approximately $1.3 million annually.

     As of June 30, 2004, the company had $127.8 million outstanding under the Term B facility, bearing interest at a variable rate plus a margin, which was reset quarterly (8.0% at June 30, 2004). The final maturity of the Term B facility was December 31, 2007.

Item 4. Controls and Procedures

     (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     The company is involved in various claims and legal actions arising in the ordinary course of business. Except as set forth below, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company’s consolidated financial position, results of operations or liquidity.

Stockholder Litigation

     In 2002, nine lawsuits were filed against the company and certain senior officers in United States District Court, Southern District of New York, purportedly on behalf of a class of all persons who purchased or otherwise acquired common stock of the company from April 20, 2001 through and including April 1, 2002. They assert claims against the company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by the company regarding its financial performance and, in particular, its accounting for probable ore reserves. In July 2002, the court consolidated these actions and appointed lead plaintiff and lead counsel. Plaintiffs filed an amended consolidated complaint in September 2002. In October 2002, defendants moved to dismiss the complaint and to transfer the case to federal district court in Montana. The motion to transfer the case was granted on May 9, 2003, and the case is now pending in the federal district court in Montana. On January 30, 2004, the court held a status conference at which time the plaintiffs were given until March 30, 2004 to file a second amended complaint, which the plaintiffs subsequently filed. Pursuant to a briefing schedule set by the court, defendants filed a motion to dismiss plaintiffs’ second amended complaint on May 14, 2004, and plaintiffs filed their opposition on June 14, 2004. Defendants filed their reply on June 28, 2004. The hearing on the motion to dismiss has been continued from July 22, 2004 to August 27, 2004. The company considers the lawsuit without merit and intends to vigorously defend itself in the action.

     On June 20, 2002, a stockholder derivative lawsuit was filed against the company (as a nominal defendant) and its directors in state court in Delaware. It arises out of allegations similar to the class actions and seeks damages allegedly on behalf of the stockholders of Stillwater for breach of fiduciary duties by the directors. No relief is sought against the company which is named as a nominal defendant. The parties have agreed to suspend activity in this matter pending the outcome of the motion to dismiss in the above referenced class action suit.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits: See attached exhibit index

          (b) Reports on Form 8-K:

Form 8-K filed April 29, 2004 regarding:

1.	Press Release issued on April 29, 2004 regarding 2004 first quarter results.

Form 8-K filed May 4, 2004 reporting:

2.	Details concerning the refinancing or the existing credit facility.

Form 8-K filed on July 13, 2004 regarding

3.	Press Release issued on July 12, 2004 regarding labor strike

Form 8-K filed on July 20, 2004 regarding

4.	Press Release issued on July 20, 2004 regarding contract ratification

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY
(Registrant)

Date: August 5, 2004	By:	/s/ FRANCIS R. McALLISTER

Francis R. McAllister
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: August 5, 2004
		By:	/s/ GREGORY A. WING

Gregory A. Wing
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBITS

Number	Description
10.1	Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 19, 2004 (filed herewith).

10.2	Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd. (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated August 5, 2004.

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated August 5, 2004.

32.1	Section 1350 Certification, dated August 5, 2004.

32.2	Section 1350 Certification, dated August 5, 2004.