Form 10-Q
period 2004-09-30
STILLWATER MINING CO /DE/
filed 2004-11-02
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from    to

Commission file number 1-13053

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

At October 28, 2004 the company had outstanding 90,362,209 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2004

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Mine production	88,034	58,398	204,681	179,928
Secondary processing	23,824	1,696	52,010	4,331
Sales of palladium received in Norilsk Nickel transaction and other	32,707	6,550	72,774	6,550

Total revenue	144,565	66,644	329,465	190,809
Costs and expenses:
Cost of metals sold:
Mine production	63,199	40,932	127,995	134,062
Secondary processing	22,062	1,489	48,206	3,679
Sales of palladium received in Norilsk Nickel transaction and other	28,313	6,727	54,737	6,727

Total costs of metals sold	113,574	49,148	230,938	144,468
Depreciation and amortization:
Mine production	10,571	10,063	31,667	30,372
Secondary processing	—	18	28	54

Total depreciation and amortization	10,571	10,081	31,695	30,426

Total costs of revenues	124,145	59,229	262,633	174,894
General and administrative	6,674	3,377	14,322	10,340
Loss on disposal of property, plant and equipment	1,991	—	1,916	—
Norilsk Nickel transaction related expenses	—	—	—	3,043

Total costs and expenses	132,810	62,606	278,871	188,277
Operating Income	11,755	4,038	50,594	2,532
Other income (expense)
Interest income	489	136	1,159	315
Interest expense	(7,876)	(4,021)	(15,137)	(13,616)

Income (loss) before income taxes and cumulative effect of accounting change	4,368	153	36,616	(10,769)
Income tax (provision) benefit	(3)	(590)	(3)	3,702
Reduction of net operating loss deferred tax asset resulting from ownership change	—	(1,191)	—	(15,170)

Total income tax provision	(3)	(1,781)	(3)	(11,468)

Income (loss) before cumulative effect of accounting change	4,365	(1,628)	36,613	(22,237)
Cumulative effect of change in accounting for asset retirement obligations, net of $264 income tax benefit	—	—	—	(408)

Net income (loss)	$4,365	$(1,628)	$36,613	$(22,645)

Other comprehensive income (loss), net of tax	(5,103)	390	(2,189)	742

Comprehensive income (loss)	$(738)	$(1,238)	$34,424	$(21,903)

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.05	$(0.02)	$0.41	$(0.36)
Cumulative effect of accounting change	—	—	—	(0.01)

Net income (loss)	$0.05	$(0.02)	$0.41	$(0.37)

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.05	$(0.02)	$0.41	$(0.36)
Cumulative effect of accounting change	—	—	—	(0.01)

Net income (loss)	$0.05	$(0.02)	$0.41	$(0.37)

Weighted average common shares outstanding
Basic	90,288	89,662	90,111	60,399
Diluted	90,714	89,662	90,372	60,399

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$101,690	$47,511
Restricted cash equivalents	2,650	2,650
Inventories	167,530	202,485
Accounts receivable	18,521	3,777
Deferred income taxes	3,770	4,313
Other current assets	7,503	4,270

Total current assets	301,664	265,006

Property, plant and equipment, net	441,374	419,528
Other noncurrent assets	6,320	6,054

Total assets	$749,358	$690,588

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,508	$9,781
Accrued payroll and benefits	10,838	10,654
Property, production and franchise taxes payable	8,063	8,504
Current portion of long-term debt and capital lease obligations	1,990	1,935
Portion of debt repayable upon liquidation of finished palladium in inventory	15,421	74,106
Other current liabilities	6,796	5,290

Total current liabilities	55,616	110,270
Long-term debt and capital lease obligations	154,888	85,445
Deferred income taxes	3,770	4,313
Other noncurrent liabilities	15,088	11,263

Total liabilities	229,362	211,291

Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 90,339,770 and 89,849,239 shares issued and outstanding	903	899
Paid-in capital	603,099	592,974
Accumulated deficit	(77,143)	(113,756)
Accumulated other comprehensive loss	(3,009)	(820)
Unearned compensation — restricted stock awards	(3,854)	—

Total stockholders’ equity	519,996	479,297

Total liabilities and stockholders’ equity	$749,358	$690,588

See notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30
	2004	2003	2004	2003
Cash flows from operating activities
Net income (loss)	$4,365	$(1,628)	$36,613	$(22,645)
Adjustments to reconcile net income to net cash used by Operating activities:
Depreciation and amortization	10,571	10,081	31,695	30,426
Deferred income taxes	—	2,034	—	11,685
Cumulative effect of change in accounting for asset retirement obligations	—	—	—	672
Stock issued under employee benefit plans	755	924	2,842	2,786
Amortization and write-off of debt issuance costs	4,258	273	4,700	2,789
Amortization of restricted stock compensation	412	—	686	670
Loss on disposal of property, plant and equipment	1,991	—	1,916	—
Changes in operating assets and liabilities:
Inventories	36,149	(478)	34,955	10,219
Accounts receivable	(730)	902	(14,744)	13,190
Accounts payable	1,415	(9,075)	2,727	(4,439)
Other	1,332	(2,281)	(1,118)	(8,594)

Net cash provided by operating activities	60,518	752	100,272	36,759

Cash flows from investing activities
Capital expenditures	(20,905)	(14,780)	(55,797)	(40,975)

Net cash used in investing activities	(20,905)	(14,780)	(55,797)	(40,975)

Cash flows from financing activities
Proceeds from long-term financing, net	140,000	—	140,000	—
Payments on long-term debt and capital lease obligations	(128,241)	(492)	(129,205)	(58,628)
Issuance of common stock, related to Norilsk Nickel transaction (1)	—	—	—	100,000
Stock issuance cost, related to Norilsk Nickel transaction	—	—	—	(9,716)
Issuance of common stock, net of stock issue costs	267	64	2,747	64
Payment for debt issuance costs	(3,757)	—	(3,838)	(1,606)

Net cash provided by financing activities	8,269	(428)	9,704	30,114

Cash and cash equivalents
Net increase (decrease)	47,882	(14,456)	54,179	25,898
Balance at beginning of period	53,808	66,267	47,511	25,913

Balance at end of period	$101,690	$51,811	$101,690	$51,811

Non-cash Financing activities:
(1) Fair value of common stock issued	$—	$—	$—	$248,213

Inventory received in connection with the Norilsk Nickel transaction	—	—	—	(148,213)

Issuance of common stock, related to Norilsk Nickel transaction	$—	$—	$—	$100,000

See notes to consolidated financial statements.

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company’s financial position as of September 30, 2004 and the results of its operations and its cash flows for the quarter and nine-month periods ended September 30, 2004 and 2003. Certain prior period amounts have been reclassified to conform with the current year presentation. The results of operations for the quarter and nine-month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s 2003 Annual Report on Form 10-K.

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

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$4,365	$(1,628)	$36,613	$(22,645)
Add: Stock based employee compensation expense included in reported net income (loss), net of tax	412	—	686	670
Deduct: Stock based compensation expense determined under fair value based method, net of tax	(602)	(176)	(1,206)	(1,681)

Pro forma net income (loss)	$4,175	$(1,804)	$36,093	$(23,656)

Earnings (loss) per share
Basic — as reported	$0.05	$(0.02)	$0.41	$(0.37)
Basic — pro forma	$0.05	$(0.02)	$0.40	$(0.39)
Diluted — as reported	$0.05	$(0.02)	$0.41	$(0.37)
Diluted — pro forma	$0.05	$(0.02)	$0.40	$(0.39)

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

     The net of tax balance in accumulated other comprehensive loss at September 30, 2004 and December 31, 2003 was $3.0 million and $0.8 million, respectively.

     The company had commodity instruments relating to fixed forward metal sales and financially settled forwards outstanding during the first nine-months of 2004. The net unrealized loss on these instruments, $3.0 million at September 30, 2004, will be reflected in other comprehensive income until these instruments are settled. All commodity instruments outstanding at September 30, 2004 are expected to be settled within the next twenty-four months (see Note 8).

     The company’s interest rate swaps, which were accounted for as hedging instruments, matured on March 4, 2004 (see Note 8).

     The following summary sets forth the changes in other comprehensive loss accumulated in stockholders’ equity:

(in thousands)

	Interest	Commodity
	Rate Swaps	Instruments	Total
Balance at December 31, 2003	$(269)	$(551)	$(820)
Reclassification to earnings	269	(115)	154
Change in value	—	(2,342)	(2,342)

Balance at September 30, 2004	$—	$(3,008)	$(3,008)

Note 4 — Inventories

     Inventories consisted of the following:

	September 30,	December 31,
	2004	2003
(in thousands)
Metals Inventory Raw ore	$541	$661
Concentrate and in-process	18,108	17,393
Finished goods	137,930	173,715

	156,579	191,769
Materials and supplies	10,951	10,716

	$167,530	$202,485

     Inventories are stated at the lower of current market value (taking into consideration the company’s long-term sales contracts), or average unit cost. Metal inventory costs include direct labor and materials, depreciation and amortization, and overhead costs relating to mining and processing activities.

Note 5 – Long-Term Debt

Credit Facility

     On August 3, 2004, the Company entered into a new $180 million credit facility with a syndicate of financial institutions that replaced the Company’s previous $250 million credit facility. The new credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 325 basis points, or about 5.13% at September 30, 2004) and a $40 million five-year revolving credit facility bearing interest when drawn at a variable rate plus a margin (LIBOR plus 300 basis points, or 4.88% at September 30, 2004) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility; undrawn letters of credit issued under this facility carry an annual fee of 3.13%. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced on August 31, 2004.

     As of September 30, 2004, the company has $139.7 million outstanding under the term loan facility. During 2004, the company obtained a letter of credit in the amount of $7.5 million as surety for its long-term reclamation obligation at East Boulder Mine, which reduces amounts available under the revolving credit facility to $32.5 million at September 30, 2004.

     The new credit facility requires as prepayments 50% of the company’s annual excess cash flow, plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Such prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. Proceeds of the term loan facility were used to refinance the company’s previous credit facility and for general corporate purposes. Proceeds of the new revolving credit facility may be used for general corporate and working capital needs. The company’s term loan facility allows the company to choose between LIBOR loans of various maturities plus a spread of 3.25% or alternate base rate loans plus a spread of 2.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which is 4.75% at September 30, 2004. The alternate base rate applies only to that portion of the term loan facility in any period for which the company has not elected to use LIBOR contracts. Substantially all the property and assets of the company are pledged as security for the new credit facility.

     In accordance with the terms of the new credit facility, the company is required to offer 25% of the net proceeds from sales of palladium received in the Norilsk Nickel transaction to prepay its term loan facility. Accordingly, $15.4 million of the long-term debt has been classified as a current liability representing that portion of the term loan facility expected to be prepaid under this arrangement during the next twelve months. The company’s new credit facility contains a provision that exempts the company from offering prepayments related to the sales of palladium received in the Norilsk Nickel transaction until a certain cumulative level of palladium sales is met. As of September 30, 2004, the company has not offered, and has not been required to offer any prepayments on the new credit facility in connection with the sales of palladium received in the Norilsk Nickel transaction.

     Covenants in the new credit facility include restrictions on the company’s ability to: (1) incur additional indebtedness; (2) pay dividends or redeem capital stock; (3) grant liens; (4) make investments, acquisitions, dispositions or enter into mergers; (5) enter into transactions with affiliates; (6) make capital expenditures; (7) refinance or prepay subordinated debt; (8) change the nature of the company’s business or cease operations at the principal operating properties; and (9) enter into commodity hedging. The company is also subject to financial covenants including a debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, a debt service coverage ratio and a minimum liquidity requirement.

     Events of default under the terms of the new credit facility include: (1) a cross-default linked to other indebtedness of the company; (2) any material modification to the life-of-mine plans; (3) a change of control of the company subject to exceptions, and (4) any material breach by a counterparty to a material sales contract or any termination of such a sales contract. The company is in compliance with its covenants under the new credit facility at September 30, 2004.

     The following is a schedule by year of required principal payments to be made in quarterly installments on the amounts outstanding under the term facility at December 31, 2004 without regard to the prepayments required to be offered from sales of palladium received the Norilsk Nickel transaction or out of excess cash flow:

Year ended, (in thousands)	Term facility
2004 (Oct – Dec)	$350
2005	1,400
2006	1,400
2007	1,400
2008	1,400
2009	1,400
2010	132,300

Total	$139,650

Note 6 – Earnings per Share

     Outstanding options to purchase 1,668,053 and 2,726,710 shares of common stock were excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2004 and 2003, respectively, because the effect would have been antidilutive using the treasury stock method. All stock options were antidilutive at September 30, 2003 because the company reported a net loss and inclusion of any of these options would have reduced the net loss per share amounts. At September 30, 2004 certain stock options were excluded as antidilutive for purposes of calculating earnings per share using the treasury stock method because the exercise price of the options was greater than the average market price of the common shares during the quarter.

     The effect of outstanding stock options on diluted weighted average shares outstanding was an increase of 68,674 and 0 shares for the three-month periods ended September 30, 2004 and 2003, respectively.

     Similarly, outstanding options to purchase 1,671,381 and 2,726,710 shares of common stock were excluded from the computation of diluted earnings per share for the nine-month periods ended September 30, 2004 and 2003, respectively. All stock options were antidilutive at September 30, 2003 because the company reported a net loss and inclusion of any of these options would have reduced the net loss per share amounts. At September 30, 2004 certain stock options were excluded as antidilutive for purposes of calculating earnings per share using the treasury stock method because the exercise price of the options was greater than the average market price of the common shares during the nine-month period.

     The effect of outstanding stock options on diluted weighted average shares outstanding was an increase of 65,346 and 0 shares for the nine-month periods ended September 30, 2004 and 2003, respectively.

     On April 29, 2004, 6,816 shares of restricted stock were granted to the non-management directors serving on the company’s Board of Directors. These shares of restricted stock will vest on October 29, 2004. On May 7, 2004, 348,170 shares of restricted stock were granted to members of management. These shares of restricted stock are scheduled to vest on May 7, 2007. During 2002, the company granted 135,119 shares of restricted stock to certain officers and employees which shares vested during 2003 and 2002. The effect of outstanding restricted stock on diluted weighted average shares outstanding was an increase of 354,986 and 0 shares for the three-month periods ended September 30, 2004 and 2003, respectively. The effect of outstanding restricted stock on diluted weighted average shares outstanding was an increase of 190,648 and 3,098 shares for the nine-month periods ending September 30, 2004 and 2003, respectively. Amortization expense for restricted stock compensation of $0.4 million and $0 was recorded for the three-month periods ended September 30, 2004 and 2003, respectively. Amortization expense for restricted stock compensation of $0.7 million and $0.7 million was recorded for the nine-month periods ended September 30, 2004 and 2003.

Note 7 – Long-Term Sales Contracts

     During 1998, the company entered into three platinum group metals (PGM) supply contracts with its customers that contain guaranteed floor and ceiling prices for a portion of the metal delivered. The company has since amended these contracts to extend the terms and to modify the pricing mechanisms. One of these contracts applies to the company’s production through December 2010, one to the company’s production through December 2006 and the third is expected to be fulfilled in 2007. Under these supply contracts, the company has committed 80% to 100% of its mined palladium production and 70% to 80% of its mined platinum production annually through 2010. Metal sales are priced at a small volume discount to market, subject to floor and ceiling prices. The company’s remaining production is not committed under these contracts and remains available for sale at prevailing market prices.

     The following table summarizes the floor and ceiling price structures for the three PGM supply contracts related to mine production. The first two columns for each commodity represent the percent of total mine production that is subject to floor prices and the weighted average floor price per ounce. The second two columns for each commodity represent the percent of total mine production that is subject to ceiling prices and the weighted average ceiling price per ounce.

	PALLADIUM				PLATINUM
	Subject to		Subject to		Subject to		Subject to
	Floor Prices		Ceiling Prices		Floor Prices		Ceiling Prices
	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling
Year	Production	Price	Production	Price	Production	Price	Production	Price
2004	100%	$371	39%	$644	80%	$425	16%	$856
2005	100%	$355	31%	$702	80%	$425	16%	$856
2006	100%	$339	29%	$721	80%	$425	16%	$856
2007	100%	$344	17%	$975	70%	$425	14%	$850
2008	80%	$385	20%	$975	70%	$425	14%	$850
2009	80%	$380	20%	$975	70%	$425	14%	$850
2010	80%	$375	20%	$975	70%	$425	14%	$850

     The sales contracts provide for adjustments to ounces committed based on actual production. These contracts contain termination provisions that allow the purchasers to terminate in the event the company breaches certain provisions of the contract and the purchaser does not cure the breach within periods ranging from 10 to 30 days of notice. The long-term sales contracts qualify for the normal sales exception from hedge accounting rules provided in SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” because they will not settle net and will result in physical delivery. The floors and ceilings embedded within the long-term sales contracts are treated as part of the host contract, not as a separate derivative instrument, and are therefore also not subject to the requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

     The company entered into sales agreements during the first quarter of 2004 to sell the palladium received in the transaction with Norilsk Nickel. Under these agreements, the company will sell approximately 36,500 ounces of palladium per month, ending in the first quarter of 2006, at a slight volume discount to market prices. Separately, under one of these agreements, the company also will sell 3,250 ounces of platinum and 1,900 ounces of rhodium per month, also at a slight volume discount to market price. At its discretion, the company may elect to purchase metal in the open market to meet these sales commitments rather than supplying the metal from inventory. The company has supplied a portion of its platinum and rhodium commitments through open market purchases.

Note 8 – Financial Instruments

     The company from time to time uses various derivative financial instruments to manage the company’s exposure to market prices associated with changes in palladium, platinum and rhodium commodity prices and in interest rates. The company accounts for its derivatives in accordance with SFAS No. 133, which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. Because the company hedges only with instruments that have a high correlation with the value of the underlying exposures, changes in the derivatives’ fair value are expected to be offset by changes in the value of the hedged transaction.

Commodity Derivatives

     The company enters into fixed forwards and financially settled forwards that are accounted for as cash-flow hedges to hedge the price risk in its secondary recycling activity and mine production. In the fixed forward transactions, metals in the recycled material are sold forward at the time of receipt and delivered against the fixed forward contracts when the ounces are recovered. Financially settled forwards may be used as a mechanism to hedge against fluctuations in metal prices associated with future production. Under financially settled forwards, at each settlement date the company receives the difference between the forward price and the market price if the market price is below the forward price, and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company’s financially settled forwards are settled in cash at maturity.

     As of September 30, 2004, the company was party to financially settled forward agreements covering approximately half of its anticipated platinum sales out of mine production from October of 2004 through September of 2006. These transactions are designed to hedge a total of 150,800 ounces of platinum sales from mine production for the next twenty-four months at an overall average price of approximately $806 per ounce.

     Until these contracts mature, any net change in the value of the hedging instrument is reflected in stockholders equity in accumulated other comprehensive income (AOCI). A net unrealized loss of $3.0 million on these hedging instruments existing at September 30, 2004, is reflected in AOCI. When these instruments are settled, any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sales and will be recognized at that time in operating income. All commodity instruments outstanding at September 30, 2004 are expected to be settled within the next twenty-four months.

     A summary of the company’s derivative financial instruments as of September 30, 2004 is as follows:

Mine Production:

Financially Settled Forwards

	Platinum	Average
	Ounces	Price	Index
Fourth Quarter 2004	20,500	$809	Monthly London PM Average
First Quarter 2005	19,900	$809	Monthly London PM Average
Second Quarter 2005	20,000	$807	Monthly London PM Average
Third Quarter 2005	19,200	$798	Monthly London PM Average
Fourth Quarter 2005	20,200	$794	Monthly London PM Average
First Quarter 2006	19,000	$810	Monthly London PM Average
Second Quarter 2006	18,000	$811	Monthly London PM Average
Third Quarter 2006	14,000	$812	Monthly London PM Average

Autocatalyst Recycling:

Fixed Forwards

	Platinum		Palladium		Rhodium
	Ounces	Price	Ounces	Price	Ounces	Price
Fourth Quarter 2004	19,884	$833	8,512	$214	529	$1,073
First Quarter 2005	5,445	$844	—	$—	300	$1,190

Financially Settled Forwards

	Platinum
	Ounces	Price	Index
Fourth Quarter 2004	1,900	$1,164	Johnson Matthey North American

Interest Rate Derivatives

     The company entered into two identical interest rate swap agreements fixing the interest rate on $100.0 million of the company’s debt, which were effective March 4, 2002 and matured on March 4, 2004. These interest rate swap agreements qualified as a cash flow hedge and were considered to be highly effective since the change in the value of the interest rate swap offset changes in the future cash flows related to interest payments on the company’s debt. During the nine-month periods ended September 30, 2004 and 2003, hedging losses of $0.3 million and $1.8 million, respectively, were recognized as additional interest expense.

Note 9 – Income Taxes

     The company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. The company has net operating loss carryforwards (NOL’s), which expire in 2009 through 2023. The company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers more likely than not will not be realized. Except for statutory minimum payments required under certain state tax laws, the company has not recognized any income tax provision or benefit for the quarter ended September 30, 2004, as any changes in the net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.

Note 10 – Subsequent Events

     Subsequent to the end of the third quarter the company has entered into financially settled forward contracts covering an additional 9,000 ounces of platinum for the period of February 2006 through October 2006 at an overall average price of about $823 per ounce.

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

     The following commentary provides management’s perspective and analysis regarding the financial and operating performance of Stillwater Mining Company (the “company”) for the quarter and nine-month period ended September 30, 2004. It consists of the following subsections:

•	“Overview” – a brief summary of the company’s consolidated results and financial position, the primary factors affecting those results, and some issues of continuing interest that may affect performance in the future.

•	“Key Factors” – indicators of profitability and efficiency at the company’s various operations individually and, where relevant, on a consolidated basis.

•	“Results of Operations” – a discussion and analysis of the specific operating and financial results for the three- and nine-month periods ended September 30, 2004 as compared to the same periods in 2003.

•	“Liquidity and Capital Resources” – a discussion of the company’s cash flow and liquidity, investing and financing activities, and significant contractual obligations.

•	“Critical Accounting Policies” – a review of accounting policies the company considers critical because they involve assumptions that could have a material effect on the company’s reported assets, liabilities, income or cash flow and that require difficult, subjective or complex judgments by management.

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

     In 1998, the company entered into three long-term sales contracts that commit most of the mines’ production through 2010. These contracts have floor prices (see Note 7) that, in the recent low price environment for palladium, have been of significant benefit in allowing the company to continue operating profitably. Unless extended or modified, as to which there can be no assurance, these contracts will all expire by 2010. At that time, the company could be fully exposed to market prices and the absence of these contracts after 2010 could negatively affect the company’s operating results.

     As of September 30, 2004, the company had locked in platinum prices in the forward market by entering into financially settled forward transactions covering approximately half of the company’s anticipated platinum mine production for the period from October of 2004 through September of 2006. The company believes that the current wide spread between palladium and platinum prices may narrow if consumers switch from using platinum to palladium, driven by the lower price of palladium, for existing and new applications. The company believes the price of platinum could weaken if this switching occurs and has locked in the price on a portion of future sales. The second and third quarter 2004 transactions lock in the price for 150,800 ounces of platinum sales from mine production for the next twenty-four months at an overall average price of about $806 per ounce. Subsequent to the end of the third quarter the company has entered into financially settled forward contracts covering an additional 9,000 ounces of platinum for the period of February 2006 through October 2006 at an overall price of about $823 per ounce. The hedges are expected to modestly reduce the overall volatility of the company’s earnings and cash flow.

     Volatility of PGM prices has caused the company significant concerns in the past. The decision to build the second mine, known as East Boulder, along the J-M Reef was made in 1998, at a time when the palladium price was rising and widely expected to continue higher. The East Boulder facilities were largely financed through available cash and through bank borrowings that were expected to be repaid as mine production came on line. However, as the project proceeded, the cost of construction far exceeded initial estimates and at the same time palladium prices dropped, leaving the company over-leveraged. Ultimately, in the fall of 2001, the company was forced to slow down development at East Boulder in order to avoid depleting its available cash.

     Following this slowdown, for a time the company’s financial position remained precarious. On eight separate occasions since February of 2001, the company was obliged to amend its previous credit facility or obtain covenant waivers. In early 2002, Stillwater secured $60 million of additional equity funding through a private offering of its common stock. The company revised its mining plans several times in an effort to optimize production and minimize costs in light of financial limitations. Recognizing these challenges, the company considered strategic options, including seeking a financial partner that could infuse additional equity and bring Stillwater’s capital structure back into balance. This process led to the stock purchase transaction, announced in November 2002 and closed in June 2003, whereby Norilsk Nickel acquired 50.8% of the company for $100 million in cash and 877,169 ounces of palladium, through the purchase of newly issued Stillwater common shares. Norilsk Nickel subsequently completed a public cash tender offer for additional shares, increasing their ownership interest to 55.5%.

     The company was obligated by its banks to utilize $50.0 million of the cash proceeds from the Norilsk Nickel transaction to pay down bank debt. During the first quarter of 2004, the company entered into contracts to sell the 877,169 ounces of palladium received from Norilsk Nickel to DaimlerChrysler, Mitsubishi and Engelhard Corporation. The palladium is being sold in equal monthly quantities over the next two years at a slight volume discount to market prices at the time of sale. During 2004, the company has sold approximately 266,000 ounces of this palladium, leaving approximately 611,000 ounces remaining in inventory at September 30, 2004.

     On August 3, 2004, the company completed the refinancing of its previous credit facility. The new credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (LIBOR plus 325 basis points, or approximately 5.13% at September 30, 2004) and a $40 million five-year revolving credit facility expiring July 31, 2009. The revolving credit facility, when drawn, bears interest at a variable rate (LIBOR) plus a margin of 300 basis points. Proceeds of the new term loan facility were applied to pay off the previous credit facility and the remainder for general corporate purposes. The $40 million revolving credit facility includes a letter of credit facility that has been partially utilized to secure a $7.5 million letter of credit provided as surety for certain of the company’s reclamation obligations. The letter of credit carries an annual fee of 3.13%. The remaining unused portion of the revolving credit facility, $32.5 million at September 30,2004, carries an annual commitment fee of 0.75%.

     The new credit facility contains customary financial and other covenants; however, unlike the previous credit facility it does not include a minimum production covenant. For the first and second quarters of 2004, the company secured waivers of the minimum production covenant from the lenders under the previous credit facility. The new credit facility requires that the company offer 25% of the proceeds from sales of the palladium inventory received in the Norilsk Nickel transaction as prepayment against the new credit facility once a certain cumulative level of such sales is reached. As of September 30, 2004, the company has not offered, and has not yet been required to offer any prepayments on its new credit facility related to sales of palladium received in the Norilsk Nickel transaction. The company projects that these prepayments will start in December 2004. The new credit facility also requires that 50% of the company’s annual excess cash flow (as defined in the new credit facility) be offered as prepayments against the new credit facility.

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

     Ore production levels at East Boulder have averaged just over 1,315 tons of ore per day so far this year, up slightly from approximately 1,230 tons of ore per day for the first nine-months of 2003. Full utilization of equipment at the mine will not be attained until after the completion of two new ventilation shafts, which are expected in late 2005 or early 2006.

     The company had also planned to increase production rates at the Stillwater Mine modestly during 2004. The loss of production during the strike and about a 5% reduction in mill head grade realized during the third quarter have eliminated this possibility in 2004. Production and mill head grade at Stillwater have since returned to normal levels and we expect fourth quarter mine production to improve. However, conversion of probable ore reserves to proven at the Stillwater Mine during 2004 to date is below our historical experience and will likely hold down production increases in the near term that might otherwise have been possible. This also may result in lowering the proven portion of the Stillwater Mine ore reserves at year-end 2004.

     The company’s financial results for the nine-months ended September 30, 2004 improved compared to the same period in 2003. Earnings for the first nine months of 2004 totaled $36.6 million, compared to a loss of $22.6 million for the first nine-months of 2003. This improvement is largely due to increased realized prices and additional sales volume of PGMs during the first nine-months of 2004 as compared to the same period in 2003. The increase in sales volumes has resulted from sales in 2004 of palladium received in the Norilsk Nickel stock purchase transaction and from a new contract for secondary processing (i.e. recycling) of catalysts. The 2003 loss also included a one-time deferred tax adjustment related to the Norilsk Nickel transaction that reduced earnings by $15.2 million. Cash flow from operations increased to $100.3 million in the first nine months of 2004, up from $36.8 million in the first nine-months of 2003.

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

     The labor agreement covering the company’s union employees at the Stillwater Mine and the Columbus metal processing facilities expired at noon on July 1, 2004. The company and the union reached tentative agreement on a new labor agreement just prior to expiration and extended the contract expiration until noon on July 12, 2004, in order to allow time for the union membership to vote on the contract. On July 11, 2004, the union leadership notified the company that a vote of their membership had rejected the proposed agreement, and accordingly the bargaining unit went on strike effective at noon on July 12, 2004. On July 19, 2004, the members of the union voted to approve a three-year contract, which provides for a 3% annual salary increase and a contract renewal cash bonus. Employees returned to work beginning with the day shift on July 21, 2004. Costs directly associated with the union strike were approximately $2.4 million. In addition, the company estimates the production loss during the strike at approximately 15,000 ounces of PGMs. Despite the resolution of this strike, we cannot assure that we will not encounter additional strikes or other types of conflicts with labor unions or employees in the future. The labor agreement covering the company’s union employees at the East Boulder Mine is scheduled to expire on June 30, 2005.

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced (000)
Palladium	93	113	321	337
Platinum	28	33	95	100

Total	121	146	416	437

Tons milled (000)	271	289	887	879
Mill head grade (ounce per ton)	0.49	0.55	0.51	0.54
Sub-grade tons milled (000) (1)	16	23	42	64
Sub-grade tons mill head grade (ounce per ton)	0.18	0.17	0.22	0.19
Total tons milled (000) (1)	287	312	929	943
Combined mill head grade (ounce per ton)	0.47	0.52	0.50	0.52
Total mill recovery (%)	90	91	91	91
Total operating costs per ounce (2)	$293	$245	$252	$249
Total cash costs per ounce (2), (3)	$354	$284	$297	$282
Total production costs per ounce (2), (3)	$442	$354	$374	$353
Total operating costs per ton milled (2)	$123	$115	$113	$115
Total cash costs per ton milled (2), (3)	$149	$133	$133	$131
Total production costs per ton milled (2), (3)	$186	$166	$168	$163
Stillwater Mine:
Ounces produced (000)
Palladium	61	82	225	247
Platinum	19	24	68	75

Total	80	106	293	322

Tons milled (000)	145	180	526	545
Mill head grade (ounce per ton)	0.58	0.63	0.59	0.63
Sub-grade tons milled (000) (1)	16	23	42	64
Sub-grade tons mill head grade (ounce per ton)	0.18	0.17	0.22	0.19
Total tons milled (000) (1)	161	203	568	609
Combined mill head grade (ounce per ton)	0.54	0.57	0.57	0.58
Total mill recovery (%)	92	92	92	91
Total operating costs per ounce (2)	$281	$224	$237	$228
Total cash costs per ounce (2), (3)	$341	$260	$280	$258
Total production costs per ounce (2), (3)	$428	$319	$351	$318
Total operating costs per ton milled (2)	$138	$117	$123	$121
Total cash costs per ton milled (2), (3)	$168	$136	$145	$136
Total production costs per ton milled (2), (3)	$211	$167	$181	$168

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
OPERATING AND COST DATA FOR MINE PRODUCTION
(Continued)
East Boulder Mine:
Ounces produced (000)
Palladium	32	31	96	90
Platinum	9	9	27	25

Total	41	40	123	115

Tons milled (000)	126	109	361	334
Mill head grade (ounce per ton)	0.38	0.42	0.39	0.39
Sub-grade tons milled (000) (1)	—	—	—	—
Sub-grade tons mill head grade (ounce per ton)	—	—	—	—
Total tons milled (000) (1)	126	109	361	334
Combined mill head grade (ounce per ton)	0.38	0.42	0.39	0.39
Total mill recovery (%)	87	88	88	89
Total operating costs per ounce (2)	$317	$302	$287	$306
Total cash costs per ounce (2), (3)	$378	$351	$339	$350
Total production costs per ounce (2), (3)	$470	$449	$430	$448
Total operating costs per ton milled (2)	$104	$110	$98	$106
Total cash costs per ton milled (2), (3)	$125	$128	$115	$120
Total production costs per ton milled (2), (3)	$155	$163	$146	$154

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total cash costs for this purpose include costs of mining, processing and administrative expenses at the mine site (including mine site overhead, taxes other than income taxes, royalties, by-product credits from production and credits for secondary materials). For the purposes of reporting total cash cost per ounce statistics for the company’s mine operations, costs related to the secondary recycling of catalysts, offset by sales proceeds included in the company’s revenue, are reflected as an allocated credit to operating costs. Total production costs include total cash costs plus depreciation and amortization. Income taxes, corporate general and administrative expenses and interest income and expense are not included in either total cash costs or total production costs.

(3)	Total cash cost per ton milled and total cash cost per ounce represent Non-GAAP measurements that management regularly uses to monitor and evaluate the performance of its mining operations. Management believes that total cash costs per ounce and total cash costs per ton milled provide an indication of efficiency and productivity at each location and on a consolidated basis, as well as a meaningful basis for comparing results between the company’s mining operating properties. Total operating costs per ounce and per ton milled provide a measure similar to total cash cost per ounce and per ton milled, but exclude royalties and taxes (i.e. non-operating costs that tend to increase with rising PGM prices). Total production costs per ounce and per ton milled are a measure of total costs associated with each mill ton or ounce produced in any period, including depreciation, depletion and amortization costs. The company believes each of these cost measures provides management and investors with a useful indication of the company’s operating performance.

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
SALES AND PRICE DATA
Ounces sold (000)
Mine Production:
Palladium	140	112	329	348
Platinum	44	32	96	99

Total	184	144	425	447
Other PGM activities:
Palladium	121	1	292	2
Platinum	24	11	51	13
Rhodium	10	—	14	—

Total	155	12	357	15

Total ounces sold	339	156	782	462

Average realized price per ounce (4)
Mine Production:
Palladium	$372	$353	$377	$353
Platinum	$821	$590	$844	$578
Combined (5)	$479	$405	$483	$402
Other PGM activities:
Palladium	$219	$173	$241	$228
Platinum	$839	$662	$809	$655
Rhodium	$1,013	$479	$944	$556
Average market price per ounce (4)
Palladium	$216	$189	$237	$201
Platinum	$835	$693	$845	$667
Combined (5)	$363	$306	$375	$309

(4)	The company’s average realized price represents revenues (include the effect of contractual floor and ceiling prices) and hedging gains and losses realized on commodity instruments, but excluding contract discounts, all divided by total ounces sold. The average market price represents the average monthly London PM Fix for palladium, platinum and combined prices and Johnson Matthey for rhodium prices for the actual months of the period.

(5)	Stillwater reports a combined average realized and market price of palladium and platinum based on actual sales of mine production ounces. Prior period amounts have been adjusted to conform with the current year presentation.

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

Reconciliation of Non-GAAP measures to cost of revenues

     Total cash cost per ton milled and per ounce represent Non-GAAP measurements that management regularly uses to monitor and evaluate the performance of its mining operations. Management believes that total cash costs per ounce and per ton milled provide an indication of efficiency and productivity at each location and on a consolidated basis, as well as a meaningful basis for comparing results between the company’s mining properties. Total operating costs per ounce and per ton milled provide a measure similar to total cash cost per ounce and per ton milled, but exclude royalties and taxes – i.e., non-operating costs that tend to increase with rising PGM prices. Total production costs per ounce and per ton milled are a measure of total costs associated with each mill ton or ounce produced in any period, including depreciation, depletion and amortization costs. The company believes each of these cost measures provides management and investors with useful indicators of the company’s operating performance.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
OPERATING AND COST DATA RECONCILIATION
(in thousands except cost per ton and cost per ounce data)
Consolidated:
Total operating costs	$35,367	$35,842	$104,781	$108,667
Total cash costs	$42,712	$41,582	$123,772	$123,271
Total production costs	$53,377	$51,732	$155,716	$153,897
Total ounces	121	146	416	437
Total tons milled	287	312	929	943
Total operating costs per ounce	$293	$245	$252	$249
Total cash cost per ounce	$354	$284	$297	$282
Total production cost per ounce	$442	$354	$374	$353
Total operating cost per ton milled	$123	$115	$113	$115
Total cash cost per ton milled	$149	$133	$133	$131
Total production cost per ton milled	$186	$166	$168	$163
Reconciliation to cost of revenues:
Gross operating costs	$37,451	$36,031	$109,331	$109,266
Less: secondary recycling credit	(2,084)	(189)	(4,550)	(599)

Total operating costs	$35,367	$35,842	$104,781	$108,667
Royalties, taxes and other	7,345	5,740	18,991	14,604

Total cash costs	$42,712	$41,582	$123,772	$123,271
Asset retirement costs	94	87	277	254
Depreciation and amortization	10,571	10,063	31,667	30,372

Total production costs	$53,377	$51,732	$155,716	$153,897
Change in product inventory	46,622	5,732	54,135	16,558
Costs of secondary recycling	22,062	1,489	48,206	3,679
Secondary recycling depreciation	—	18	28	54
Add: secondary recycling credit	2,084	189	4,550	599
Loss or (gain) on sale of assets and other costs	—	69	(2)	107

Total cost of revenues	$124,145	$59,229	$262,633	$174,894

Stillwater Mine:
Total operating costs	$22,251	$23,862	$69,571	$73,458
Total cash costs	$27,052	$27,669	$82,179	$83,010
Total production costs	$33,905	$33,934	$102,926	$102,340
Total ounces	80	106	293	322
Total tons milled	161	203	568	609
Total operating costs per ounce	$281	$224	$237	$228
Total cash cost per ounce	$341	$260	$280	$258
Total production cost per ounce	$428	$319	$351	$318
Total operating cost per ton milled	$138	$117	$123	$121
Total cash cost per ton milled	$168	$136	$145	$136
Total production cost per ton milled	$211	$167	$181	$168

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
OPERATING AND COST DATA RECONCILIATION (CONTINUED)
(in thousands except cost per ton and cost per ounce data)
Reconciliation to cost of revenues:
Gross Operating costs	$23,614	$23,999	$72,723	$73,913
Less: secondary recycling credit	(1,363)	(137)	(3,152)	(455)

Total operating costs	$22,251	$23,862	$69,571	$73,458
Royalties, taxes and other	4,801	3,807	12,608	9,552

Total cash costs	$27,052	$27,669	$82,179	$83,010
Asset retirement costs	77	71	227	208
Depreciation and amortization	6,776	6,194	20,520	19,122

Total production costs	$33,905	$33,934	$102,926	$102,340
Change in product inventory	10,487	(100)	(462)	8,719
Add: secondary recycling credit	1,363	137	3,152	455
Loss or (gain) on sale of assets and other costs	—	52	(2)	80

Total cost of revenues	$45,755	$34,023	$105,614	$111,594

East Boulder Mine
Total operating costs	$13,116	$11,980	$35,210	$35,209
Total cash costs	$15,660	$13,913	$41,593	$40,261
Total production costs	$19,472	$17,798	$52,790	$51,557
Total ounces	41	40	123	115
Total tons milled	126	109	361	334
Total operating costs per ounce	$317	$302	$287	$306
Total cash cost per ounce	$378	$351	$339	$350
Total production cost per ounce	$470	$449	$430	$448
Total operating cost per ton milled	$104	$110	$98	$106
Total cash cost per ton milled	$125	$128	$115	$120
Total production cost per ton milled	$155	$163	$146	$154
Reconciliation to cost of revenues:
Gross Operating costs	$13,837	$12,032	$36,608	$35,353
Less: secondary recycling credit	(721)	(52)	(1,398)	(144)

Total operating costs	$13,116	$11,980	$35,210	$35,209
Royalties, taxes and other	2,544	1,933	6,383	5,052

Total cash costs	$15,660	$13,913	$41,593	$40,261
Asset retirement costs	17	16	50	46
Depreciation and amortization	3,795	3,869	11,147	11,250

Total production costs	$19,472	$17,798	$52,790	$51,557
Change in product inventory	7,821	(895)	(141)	1,112
Add: secondary recycling credit	721	52	1,398	144
Loss or (gain) on sale of assets and other costs	—	17	—	27

Total cost of revenues	$28,014	$16,972	$54,047	$52,840

Other PGM activities
Reconciliation to cost of revenues:
Change in product inventory	$28,314	$6,727	$54,738	$6,727
Secondary recycling depreciation	$—	$18	$28	$54
Costs of secondary recycling	22,062	1,489	48,206	3,679

Total cost of revenues	$50,376	$8,234	$102,972	$10,460

Results of Operations

     The company reported net income of $4.4 million for the third quarter of 2004 on revenue of $144.6 million, compared to a net loss of $1.6 million for the third quarter of 2003 on revenue of $66.6 million. The 2004 third-quarter results reflect higher revenues as a result of the sale of mine production that was stockpiled due to the smelter re-bricking during the second quarter, higher realized PGM prices, sales from the palladium inventory received in the Norilsk Nickel transaction and contractual sourcing and sale of platinum and rhodium. Included in the 2004 third quarter results is the effect of ten days’ lost production from the strike at the Stillwater Mine and Columbus metal processing facilities and $2.4 million of costs directly associated with the strike and its settlement, a charge of $5.2 million in conjunction with refinancing the company’s previous credit facility, and a charge of $2.1 million, related to the buyout of the lease on a tunnel boring machine at the East Boulder Mine. The 2003 third quarter results include a non-cash charge for income tax of $1.2 million relating to a portion of the Company’s tax losses, which could not be utilized as a result of the ownership change from the issuance of shares to Norilsk Nickel.

     For the first nine months of 2004, the Company reported net income of $36.6 million, on revenue of $329.5 million compared to a net loss of $22.6 million on revenue of $190.8 million for the first nine months of 2003. The 2004 results include the effect of ten days’ lost production due to a strike at the Stillwater Mine and Columbus metal processing facilities and $2.4 million of costs directly associated with the strike and its settlement, a charge of $5.2 million related to the refinancing of the Company’s previous credit facility, and a charge of $2.1 million related to the buyout of the lease on a tunnel boring machine at the East Boulder Mine. The 2003 results included certain charges related to the issuance of shares to Norilsk Nickel, the Company’s largest stockholder. These charges were a $15.2 million non-cash charge to deferred income tax relating to tax loss carryforwards which no longer can be utilized, and $3.0 million of transaction costs charged to income.

Three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003

     Production. During the third quarter of 2004, the company’s consolidated mining operation’s production decreased, as compared to the third quarter of 2003, as follows:

	Consolidated Mining Production
	Three months ended
	September 30,			Percentage
(in ounces)	2004	2003	(Decrease)	(Decrease)
Palladium (000)	93	113	(20)	(18%)
Platinum (000)	28	33	(5)	(15%)

Total (000)	121	146	(25)	(17%)

     The decrease was primarily due to a 25% decrease in ounces produced at the Stillwater Mine related to ten days’ lost production due to the union strike and a 5% decrease in mill head grade realized during the third quarter of 2004. Stillwater Mine produced approximately 61,000 ounces of palladium and 19,000 ounces of platinum in the third quarter of 2004, compared to approximately 82,000 ounces of palladium and 24,000 ounces of platinum in the third quarter of 2003.

     Revenues. Revenues were $144.6 million for the third quarter of 2004 compared to $66.6 million for the third quarter of 2003. The following discussion covers key factors contributing to the increase in revenues:

	Revenues and PGM ounces sold
	Three months ended
	September 30,
				Percentage
(in thousands)	2004	2003	Increase	Increase/
Revenues	$144,565	$66,644	$77,921	117%

Mine Production Ounces Sold:
Palladium	140	112	28	25%
Platinum	44	32	12	38%

Total	184	144	40	28%
Other PGM Activities Ounces Sold:
Palladium	121	1	120	N.M.
Platinum	24	11	13	N.M.
Rhodium	10	—	10	N.M.

Total	155	12	143	N.M.

Total Ounces Sold	339	156	183	117%

Not meaningful (N.M.)

     The $77.9 million, or 117%, increase is primarily due to the third quarter of 2004 processing and sale of mine production that was stockpiled during a smelter re-bricking that took place in the second quarter of 2004, to higher realized PGM prices, the sale of approximately 110,000 ounces of palladium inventory received from Norilsk Nickel, the inclusion of revenues from recycling of catalysts as a result of the new autocatalyst processing agreement and the contractual sourcing and sale of platinum and rhodium. The sale of 110,000 ounces of the palladium inventory contributed $23.4 million to revenue for the third quarter of 2004, sales of 36,000 ounces of PGMs from recycling of catalysts contributed $23.8 million to revenues, and the sourcing and sale of 9,000 ounces of platinum and rhodium contributed $9.3 million to revenue.

     Palladium sales from mine production were 140,000 ounces during the third quarter of 2004 compared to 112,000 ounces for the third quarter of 2003. Platinum sales from mine production were approximately 44,000 ounces during the third quarter of 2004 compared to approximately 32,000 for the same period of 2003.

	PGM Prices
	Three months ended
	September 30,
				Percentage
	2004	2003	Increase	Increase
Average realized price per ounce
Mine Production:
Palladium	$372	$353	$19	5%
Platinum	$821	$590	$231	39%
Combined	$479	$405	$74	18%
Other PGM Activities:
Palladium	$219	$173	$46	27%
Platinum	$839	$662	$177	27%
Rhodium	$1,013	$479	$534	111%
Average market price per ounce
Palladium	$216	$189	$27	14%
Platinum	$835	$693	$142	20%
Combined	$363	$306	$57	19%

     The company’s combined average realized price per ounce of palladium and platinum sold from mine production in the third quarter of 2004 increased 18% to $479, compared to $405 in the third quarter of 2003, largely reflecting the trend in PGM prices over the same period. The combined average market price increased 19% to $363 per ounce in the third quarter of 2004, compared to $306 per ounce in the third quarter of 2003. The average realized price per ounce of palladium sold from mine production was $372 in the third quarter of 2004, compared to $353 in the third quarter of 2003 (benefiting in both periods from the contractual price floors), while the average market price of palladium was $216 per ounce in the third quarter of 2004 compared to $189 per ounce in the third quarter of 2003. The company’s average realized price per ounce of platinum sold from mine production was $821 in the third quarter of 2004, compared to $590 in the third quarter of 2003. The average market price of platinum was $835 per ounce in the third quarter of 2004 compared to $693 per ounce in the third quarter of 2003. The average realized prices received for palladium, platinum and rhodium from the company’s other PGM activities (catalyst recycling and sales of palladium inventory from Norilsk Nickel) during the third quarter of 2004 were $219, $839 and $1,013 per ounce, respectively.

     Production Costs. Total consolidated cash costs per ounce in the third quarter of 2004 increased by $70 or 25% to $354 per ounce as compared to the third quarter of 2003 as set forth in the table below:

	Costs per Ounce
	Three months ended
	September 30,
				Percentage
	2004	2003	Increase	Increase
Total Cash Cost per Ounce:
Stillwater	$341	$260	$81	31%
East Boulder	$378	$351	$27	8%
Consolidated	$354	$284	$70	25%
Total Production Cost per Ounce
Stillwater	$428	$319	$109	34%
East Boulder	$470	$449	$21	5%
Consolidated	$442	$354	$88	25%

     The increase in total consolidated cash costs per ounce was primarily attributed to a $48 per ounce increase related to decreased production at the Stillwater Mine due to the union strike and a 5% decrease in mill head grade realized during the third quarter of 2004 and a $22 per ounce increase in royalties and production taxes due to the higher PGM prices in the third quarter of 2004 as compared to the same period of 2003. Total consolidated production costs per ounce in the third quarter of 2004 increased $88, or 25%, to $442 per ounce from $354 per ounce in the same period of 2003. The increase paralleled the increase in operating cash costs noted above.

     Costs of metal sold. Cost of metals sold increased $64.4 million primarily as a result of $40.9 million in sales out of the inventory built up during the smelter rebricking, sales of palladium received from the Norilsk Nickel transaction and an increase in costs of recycling catalysts of $20.6 million.

     Depreciation, depletion and amortization. During 2004, depreciation, depletion and amortization increased $0.5 million primarily due to changes in estimated asset lives following the SFAS 144 impairment charge taken during 2003.

     Other PGM costs. For the third quarter of 2004, expenses related to sales of palladium ounces received from the Norilsk Nickel transaction, recycling of catalysts and sourcing of contractual platinum and rhodium totaled $50.4 million. The company recycles secondary PGMs contained in spent catalytic converter materials through its metallurgical complex. Corresponding secondary recycling and other costs in the third quarter of 2003 were $8.2 million. For the purposes of reporting cash cost per ounce statistics for the company’s mine operations, costs related to the recycling of catalysts, offset by sales proceeds from recycling included in the company’s revenue, are reflected as an allocated credit to operating costs. The company regards recycling of catalyst materials as an incremental opportunity to utilize excess capacity in its processing facilities and thereby to reduce unit processing costs.

     Expenses. General and administrative expenses in the third quarter of 2004 were $6.7 million, compared to $3.4 million during the third quarter of 2003. The increase is primarily due to security and settlement costs associated with the union strike and amortization of restricted stock.

     Losses on disposal of property, plant and equipment in the third quarter of 2004 were approximately $2.0 million. Theses costs primarily relate to a charge of $2.1 million for the buyout of a lease on a tunnel boring machine at the East Boulder mine. There were no gains or losses on disposal of property, plant and equipment in the third quarter of 2003.

     Interest expense of $7.9 million in the third quarter of 2004 increased approximately $3.9 million from $4.0 million in the third quarter of 2003. The increase is primarily due to the write off of deferred debt fees and a prepayment penalty, all related to the credit facility refinancing during the third quarter of 2004, offset in part by a reduction in interest expense due to lower interest rates in the third quarter of 2004 as compared to the same period in 2003.

     Income Taxes. The company had no income tax provision or benefit except for statutory minimum state tax obligations for the quarter ended September 30, 2004, compared to an income tax provision of $1.8 million for the quarter ended September 30, 2003. The third quarter of 2003 net tax provision included a $1.2 million write-off of net operating loss carryforwards as a result of the Norilsk Nickel transaction. Except as noted above, the company has not recognized any income tax provision or benefit for the quarter ended September 30, 2004 as any changes in deferred tax liabilities and assets have been offset by changes in the valuation allowance provided for the company’s net deferred tax assets.

     Other Comprehensive Income. For the third quarter of 2004, other comprehensive income includes a change in fair value of $5.2 million offset by a reclassification to earnings of $0.1 million, for commodity hedging instruments. For the same period of 2003, other comprehensive income, net of tax, included reclassification adjustments to interest expense of $0.4 million.

Nine-month period ended September 30, 2004 compared to nine-month period ended September 30, 2003

     PGM Production. During the first nine-months of 2004, the company’s consolidated mining operations’ production decreased, as compared to the first nine-months of 2003, as follows:

	Consolidated Mining Production
	Nine months ended
	September 30,
				Percentage
(in ounces)	2004	2003	(Decrease)	(Decrease)
Palladium (000)	321	337	(16)	(5%)
Platinum (000)	95	100	(5)	(5%)

Total (000)	416	437	(21)	(5%)

     The decrease was primarily due to a decrease in ounces produced at the Stillwater Mine during the third quarter of 2004 due to ten days’ lost production from a strike and a 2% decrease in mill head grade realized. This decrease at Stillwater Mine was slightly offset by an increase in production at the East Boulder Mine, which produced approximately 96,000 ounces of palladium and approximately 27,000 ounces of platinum in the first nine-months of 2004, compared to approximately 90,000 ounces of palladium and approximately 25,000 ounces of platinum in the first nine-months of 2003.

     Revenues. For the first nine-months of 2004 revenues were $329.5 million compared to $190.8 million for the first nine-months of 2003. The following discussion covers key factors contributing to the increase in revenues:

	Revenues and PGM ounces Sold
	Nine months ended
	September 30,			Percentage
			Increase/	Increase/
(in thousands)	2004	2003	(Decrease)	(Decrease)
Revenues	$329,465	$190,809	$138,656	73%

Mine Production Ounces Sold:
Palladium	329	348	(19)	(5%)
Platinum	96	99	(3)	(3%)

Total	425	447	(22)	(5%)

Other PGM Activities Ounces Sold:
Palladium	292	2	290	N.M.
Platinum	51	13	38	N.M.
Rhodium	14	—	14	N.M.

Total	357	15	342	N.M.

Total Ounces Sold	782	462	320	69%

Not meaningful (N.M.)

     The $138.7 million, or 73%, increase in 2004 nine-month revenues is primarily due to: (1) a 20% increase in the average combined realized palladium and platinum prices from sales of mine production (see average realized price discussion below), (2) the sale of approximately 266,000 ounces out of the palladium inventory received from the Norilsk Nickel transaction, (3) inclusion of recycling revenues as a result of the new auto-catalyst processing agreement, and (4) sourcing and sale of contractual platinum and rhodium. Sales from the palladium inventory contributed $63.5 million to revenue for the first nine-months of 2004, sales of 82,000 ounces of PGMs from recycling of catalysts contributed $52.0 million to revenues for the same period and contractual sourcing and sales of rhodium and platinum contributed $9.3 million to revenue.

     Palladium sales from mine production decreased to approximately 329,000 ounces during the first nine-months of 2004 compared to 348,000 ounces for the first nine-months of 2003. Platinum sales from mine production decreased to approximately 96,000 ounces during the first nine-months of 2004 compared to approximately 99,000 for the same period of 2003. This decrease in sales of mine production is due to a decrease in mill head grade realized and lost production from the union strike during the third quarter of 2004. Altogether, the total quantity of PGMs sold increased 69% to approximately 782,000 ounces during the first nine-months of 2004 compared with 462,000 ounces for the same period of 2003.

	PGM Prices
	Nine months ended
	September 30,			Percentage
	2004	2003	Increase	Increase
Average realized price per ounce
Mine Production:
Palladium	$377	$353	$24	7%
Platinum	$844	$578	$266	46%
Combined	$483	$402	$81	20%
Other PGM Activities:
Palladium	$241	$228	$13	6%
Platinum	$809	$655	$154	24%
Rhodium	$944	$556	$388	70%
Average market price per ounce
Palladium	$237	$201	$36	18%
Platinum	$845	$667	$178	27%
Combined	$375	$309	$66	21%

     The company’s combined average realized price per ounce of palladium and platinum sold from mine production in the first nine months of 2004 increased by 20% to $483, compared to $402 in the first nine months of 2003, largely driven by higher platinum prices. The combined average market price increased by 21% to $375 per ounce in the first nine-months of 2004, compared to $309 per ounce in the first nine-months of 2003, reflecting the trend in both platinum and palladium prices over the same period. The company’s average realized price per ounce of palladium sold from mine production was $377 in the first nine-months of 2004, compared to $353 in the first nine-months of 2003 (benefited in both years by the contractual floor prices for palladium), while the average market price of palladium was $237 per ounce in the first nine-months of 2004 compared to $201 per ounce in the first nine-months of 2003. The company’s average realized price per ounce of platinum sold from mine production was $844 in the first half of 2004, compared to $578 in the first nine-months of 2003 (reflecting certain ceiling prices for platinum which expired at the end of 2003), while the average market price of platinum was $845 per ounce in the first nine-months of 2004 compared to $667 per ounce in the first nine-months of 2003. The average realized palladium, platinum and rhodium prices received from the company’s other PGM activities during the first nine-months of 2004 were $241, $809 and $944, respectively.

Production costs:

     Total consolidated cash costs per ounce in the first nine-months of 2004 increased by $15 or 5% to $297 per ounce from $282 per ounce as compared to the same period of 2003 as set forth in the table below:

	Costs per Ounce
	Nine months ended			Percentage
	September 30,		Increase/	Increase/
	2004	2003	(Decrease)	(Decrease)
Total Cash Cost per Ounce:
Stillwater	$280	$258	22	9%
East Boulder	$339	$350	(11)	(3%)
Consolidated	$297	$282	15	5%
Total Production Cash per Ounce
Stillwater	$351	$318	33	10%
East Boulder	$430	$448	(18)	(4%)
Consolidated	$374	$353	21	6%

     The increase in total consolidated cash costs per ounce is primarily attributed to an increase in total cash costs of $9 per ounce at the Stillwater Mine due to lower ounces produced because of reduced production from the union strike and a 2% decrease in mill head grade realized, higher consolidated royalties and production taxes of $12 per ounce due to increase in metal prices, offset by a decrease in operating costs of $19 per ounce at the East Boulder Mine as a result of higher production. Total consolidated production costs per ounce increased $21, or 6%, to $374 per ounce from $353 in the first nine-months of 2004 as compared to the same period of 2003. The increase is primarily due to the increased operating costs noted above.

     Costs of metal sold. Cost of metals sold increased $86.5 million primarily as a result of a $37.6 million decrease in product inventory levels reflecting 2004 sales from the inventory received in the Norilsk Nickel transaction and an increase in secondary recycling costs of $44.5 million.

     Depreciation, depletion and amortization. During 2004, depreciation, depletion and amortization increased $1.3 million primarily due to changes in estimated asset lives following the SFAS 144 impairment charge during 2003.

     Other PGM costs. For the first nine-months of 2004, expenses related to sales of palladium ounces received from the Norilsk Nickel transaction, recycling of catalysts and contractual sourcing of platinum and rhodium totaled $103.0 million. PGM metals contained in spent catalytic converter materials are processed by the Company through its metallurgical complex; corresponding secondary recycling and other costs in the first nine-months of 2003 were $10.5 million. For the purposes of reporting cash cost per ounce statistics for the company’s mine operations, costs related to the recycling of catalysts, offset by sales proceeds included in the company’s revenue, are reflected as an allocated credit to operating costs.

     Expenses. General and administrative expenses increased $4.0 million, or 39%, in the first nine-months of 2004 as compared to the same period of 2003. The increase is primarily due to security and settlement costs associated with the union strike and amortization of restricted stock.

     Losses on disposal of property, plant and equipment in the first nine months of 2004 were approximately $1.9 million. These costs primarily relate to a charge of $2.1 million for the buyout of the lease on a tunnel boring machine at the East Boulder mine. There were no gains or losses on disposal of property, plant and equipment in the first nine months of 2003.

     Interest expense increased period on period by $1.5 million primarily due to the write off of deferred financing costs related to the credit facility that was refinanced during the third quarter of 2004, offset by decreases in interest expense in 2004 due to repayment of a portion of the company’s credit facility during the second quarter of 2003.

     Income Taxes. The company had no income tax provision or benefit, except for the statutory minimum obligations under certain state tax laws, for the nine-months ended September 30, 2004, compared to an income tax provision of $11.5 million for the nine-months ended September 30, 2003. The net tax provision for the first nine months of 2003 includes a $15.2 million write-off of net operating loss carryforwards associated with the Norilsk Nickel transaction. Except as noted above, the company has not recognized any income tax provision or benefit for the period ended September 30, 2004 as any changes in deferred tax liabilities and assets have been offset by changes in the valuation disposition allowance provided for the company’s net deferred tax assets (see Note 9).

     Other Comprehensive Income. For the first nine-months of 2004, other comprehensive income, net of tax, includes a decrease in the fair value of commodity instruments of $2.6 million, offset by a reclassification to earnings of $0.4 million, and a reclassification to interest expense on interest rate swaps of $0.3 million. There were no open interest rate swaps remaining at September 30, 2004. For the same period of 2003, other comprehensive income, net of tax, reflects a decline in the fair value of the interest rate swaps of $0.6 million offset by reclassification adjustments to interest expense of $1.8 million.

Liquidity and Capital Resources

     The company’s net working capital at September 30, 2004, was $246.0 million compared to $154.7 million at December 31, 2003. The ratio of current assets to current liabilities was 5.4 at September 30, 2004, and 2.4 at December 31, 2003. The increase in net working capital resulted primarily from an increase in the company’s cash balance and from adjusting the current portion of long-term debt to reflect the provisions of the new credit facility and the contracts for sale of the palladium received in the Norilsk Nickel transaction. With the receipt of 877,169 ounces of palladium as part of the Norilsk Nickel transaction in 2003, the company’s previous credit facility was amended to require that 50% of the proceeds from the sale of that inventory be applied to prepay long-term debt. The company’s new credit facility provides that only 25% of the proceeds from the sale of that inventory be offered to prepay long-term debt. Absent an agreement for the liquidation of that inventory, at September 30, 2003, the company reflected as a current liability the portion of long-term debt subject to repayment (based on the palladium value on the transaction date) under the terms of the previous credit facility. During the first quarter of 2004 the company entered into sales agreements for the disposition of this inventory. The term of these sales agreements is two years, and as such only the portion of the long-term debt expected to be repaid during the next twelve months, contingent upon liquidation of the palladium inventory, is reflected as a current liability. The company’s new credit facility exempts the company from offering prepayments related to these sales of palladium received in the Norilsk Nickel transaction until a certain cumulative level of palladium sales is met. As of September 30, 2004, the company has not offered, and has not been required to offer prepayment on its new credit facility in connection with the sales of palladium received in the Norilsk Nickel transaction. The company projects that such prepayments will begin in December of 2004.

     For the quarter and nine-months ended September 30, 2004, net cash provided by operating activities was $60.5 million and $100.3 million respectively, compared to $0.8 million and $36.8 million respectively, for the comparable periods of 2003. The increase in cash provided by operations of $59.7 million and $63.5 million respectively, was primarily driven by the following factors:

	Three months ended		Nine months ended
	September 30		September 30
in thousands	2004	2003	2004	2003
Ounces sold multiplied by respective realized price	$144,969	$65,871	$329,904	$189,037
Cash costs	(42,712)	(41,582)	(123,772)	(123,271)
Change in product inventory included in cost of revenues	(46,288)	(5,723)	(54,135)	(16,558)
Cost of secondary recycling	(22,062)	(1,489)	(48,206)	(3,679)
General and administrative expenses	(6,674)	(3,377)	(14,322)	(10,340)
Interest expense	(7,876)	(4,021)	(15,137)	(13,616)
Source (use) of cash from changes in operating assets and liablilites	38,166	(10,932)	21,820	10,376
Other	2,995	2,005	4,120	4,810

Net cash provided by operating activities	$60,518	$752	$100,272	$36,759

Three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003

     Cash flows from the change in operating assets and liabilities resulted in a source of cash of $38.2 million compared to a use of cash of $10.9 million for the same period last year. The change in working capital is primarily related to a decrease in inventory of $36.1 million attributed to the processing and sale during the third quarter of inventory that was stockpiled during the smelter rebricking and sale of palladium received in the Norilsk Nickel transaction.

     Net cash used in investing activities was $20.9 million during the third quarter of 2004 compared to $14.8 million in the same period in 2003. The company’s investing activities are capital expenditures for property, plant, equipment and mine development.

     Net cash provided by financing activities was $8.3 million compared to a use of cash of $0.4 million for the same period in 2003. The cash provided by financing activities during the third quarter of 2004 is primarily due to the net proceeds received in the debt refinancing.

     Cash and cash equivalents increased by $47.9 million and decreased by $14.5 million for the third quarter of 2004 and 2003, respectively.

Nine-month period ended September 30, 2004 compared to nine-month period ended September 30, 2003

     Cash flows from the change in operating assets and liabilities resulted in a source of cash of $21.8 million compared to $10.4 million for same period last year. This change in working capital is primarily related to a $35.0 million decrease in inventory levels attributed to the sale of a portion of the palladium inventory received from Norilsk Nickel, offset by an increase in metal sales receivables of $14.7 million due to the increased volume of catalyst recycling, sales from the palladium inventory received in the Norilsk Nickel transaction, and higher average prices for PGMs in 2004.

     Net cash used in investing activities was $55.8 million in the first nine-months of 2004 compared to $41.0 million in the same period in 2003. The company’s primary investing activities are capital expenditures for property, plant, equipment and mine development.

     Net cash provided by financing activities was $9.7 million compared to $30.1 million for the comparable period in 2003. The cash provided by financing activities during the first nine-months of 2004 is primarily due to the net proceeds received in the debt refinancing and the issuance of common stock related to stock option exercises, offset by payments on long-term debt and capital lease obligations. Financing activities in the first nine-months of 2003 included full repayment of the Term A facility in conjunction with the closing of the Norilsk Nickel transaction offset by net cash received in connection with the Norilsk Nickel transaction.

     Cash and cash equivalents increased by $54.2 million and $25.9 million for the first nine months of 2004 and 2003, respectively. At September 30, 2004, the company’s available cash was $101.7 million.

Credit Facility

     The company’s previous credit facility was refinanced and replaced with the new credit facility described below on August 3, 2004. As provided in the previous credit facility, during 2004 the company had offered a total of $16.5 million, representing 50% of proceeds from sales out of the palladium inventory received in the Norilsk Nickel transaction, to the banks as prepayments against the Term B facility. The banks declined these prepayment offers, and therefore the $16.5 million uncommitted amount under the revolving credit facility had been reduced to zero. Thereafter, 50% of additional palladium sales proceeds, or $2.5 million, was provided to the banks as cash collateral against the letters of credit outstanding under the previous revolving credit facility. This cash collateral subsequently was refunded to the company in conjunction with the completion of the new credit facility.

     On August 3, 2004, the company entered into a $180 million credit facility with a syndicate of financial institutions which replaced the previous $250 million bank facility. The new credit facility provides for a $140 million six-year term loan facility and a $40 million five year revolving line of credit. Amortization of the term loan facilities commenced on August 31, 2004.

     As of September 30, 2004, the company has $139.7 million outstanding under the term loan facility, bearing interest at a variable rate plus a margin (LIBOR plus 325 basis points, or 5.13% at September 30, 2004). The revolving credit facility includes a letter of credit facility. During 2004, the company obtained a letter of credit in the amount of $7.5 million as surety for its long-term reclamation obligation at East Boulder Mine, which reduces amounts available under the revolving credit facility to $32.5 million at September 30, 2004. The letter of credit carries an annual fee of 3.13%. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%.

     The term loan facility requires as prepayments 50% of the company’s annual excess cash flow, plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Proceeds of the term loan facility were used to refinance the company’s previous credit facility and for general corporate purposes. Proceeds of the new revolving credit facility may be used for general corporate and working capital needs. The company’s term loan facility allows the company to choose between LIBOR loans plus a spread of 3.25% or alternate base rate loans plus a spread of 2.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which is 4.75% at September 30, 2004. The alternate base rate applies only to that portion of the term loan facility in any period for which the company has not elected to use LIBOR contracts. Substantially all the property and assets of the company are pledged as security for the new credit facility.

     In accordance with the terms of the new credit facility, the company is required to offer 25% of the net proceeds from sales of palladium received in the Norilsk Nickel transaction to prepay its term loan facility. Accordingly, $15.4 million of the long-term debt has been classified as a current liability at September 30, 2004, representing that portion of long-term debt expected to be prepaid under this arrangement during the next twelve months. The company’s new credit facility contains a provision that exempts the company from offering prepayment related to the sales of palladium received in the Norilsk Nickel transaction until a certain level of palladium sales is met. As of September 30, 2004, the company has not offered, and has not been required to offer any prepayments on the new credit facility in connection with the sales of palladium received in the Norilsk Nickel transaction.

     Covenants in the new credit facility include restrictions on the company’s ability to: (1) incur additional indebtedness; (2) pay dividends or redeem capital stock; (3) grant liens; (4) make investments, acquisitions, dispositions or enter into mergers; (5) enter into transactions with affiliates; (6) make capital expenditures; (7) refinance or prepay subordinated debt; (8) change the nature of the company’s business or cease operations at the principal operating properties; and (9) enter into commodity hedging. The company is also subject to financial covenants including a debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, a debt service coverage ratio and a minimum liquidity requirement.

Contractual Obligations

     The company is obligated to make future payments under various contracts, including debt agreements and capital lease agreements. The following table represents the company’s principal contractual debt obligations and other commercial commitments as of September 30, 2004:

in thousands	2004	2005	2006	2007	2008	Thereafter	Total
Term loan facility	$350	$1,400	$1,400	$1,400	$1,400	$133,700	$139,650
Capital lease obligations, net of interest	114	479	443	424	458	532	2,450
Special Industrial Education Impact
Revenue Bonds	73	153	165	178	190	96	855
Exempt Facility Revenue Bonds, net of
discount	—	—	—	—	—	29,344	29,344
Operating leases	860	2,679	339	242	242	—	4,362
Other noncurrent liabilities	—	9,436	—	—	—	4,392	13,828

Total	$1,397	$14,147	$2,347	$2,244	$2,290	$168,064	$190,489

     Debt obligations referred to in the table are presented as due for repayment under the terms of the loan agreements and before any effect of sales of palladium acquired in the Norilsk Nickel transaction or of annual excess cash flows. Under the provisions of the term loan facility, the company is required to apply 25% of the net proceeds from the sale of palladium received in the Norilsk Nickel transaction as prepayments of its new credit facility. As of September 30, 2004, the company has not offered, nor has it been required to offer any repayments related to the proceeds received in the sale of palladium acquired in the Norilsk Nickel transaction. The new credit facility also requires that 50% of the company’s annual excess cash flow (as defined in the new credit facility) be applied as prepayments of the new credit facility. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2005 include workers’ compensation costs, property taxes and severance taxes. Amounts that are anticipated to be paid after 2008 are asset retirement obligation costs. Assuming no early extinguishments of debt and no changes in interest rates, the estimated total interest payment will be approximately $2.5 million, $9.7 million, $9.6 million $9.5 million $9.4 million and $38.4 million for 2004, 2005, 2006, 2007, 2008 and 2009 and the years thereafter, respectively.

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

     Contemporaneously with mining, additional development is undertaken to provide access to ongoing extensions of the ore body, allowing additional ore to be produced. In addition to the development costs that have been previously incurred, these ongoing development expenditures are necessary to access all ore that is expected to be mined.

     The company utilizes statistical methodologies to calculate ore reserves based on interpolation between and projection beyond sample points. Interpolation and projection are limited by certain modifying factors including geologic boundaries, economic considerations as well as constraints to safe mining. Sample points consist of variably spaced drill core intervals through the J-M Reef obtained from drill sites located on the surface and in underground development workings. Results from all sample points within the ore reserve area are evaluated and applied in determining the ore reserve. For proven reserves, distances between samples range from 25 to 100 feet but are typically spaced at 50 feet both horizontally and vertically. Geostatistical modeling software is used in estimations of tonnage and contained PGM ounces represented by the samples within the proven reserve area. Probable reserves are based on longer projections, up to a maximum radius of 1000 feet, beyond drill hole sample intercepts of the J-M Reef obtained from surface and underground drilling. Statistical modeling and established continuity of the J-M Reef as determined from results of mining conducted to date in the J-M Reef support the company’s technical confidence in estimates of tonnage and grade over this projection distance. Where appropriate, projections for the probable reserve determination are constrained by any restrictive geologic features. The probable reserve estimate, tons and grade is based on the projection of factors calculated from adjacent proven reserve blocks or from diamond drilling where appropriate. The actual results for specific reserve blocks may be different than that estimated in the determination of probable ore reserves. Any changes in these assumptions could have a material effect on the estimates of probable ore reserves to be recovered over the life of the mine, resulting in a potentially significant change in the amortization rate and/or the valuation of the related assets.

     Mine development expenditures incurred to date to increase existing production, develop new ore bodies or develop mineral property substantially in advance of production are capitalized and amortized using a units-of-production method based upon the associated proven and probable reserves. Mine development expenditures consist of a vertical shaft, multiple surface adits and underground infrastructure development including footwall laterals, ramps, rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. Many such facilities are required not only for current operations, but also for all future planned operations. Accordingly, these costs are amortized based upon the company’s estimated proven and probable ore reserves (adjusted for downstream losses) using the units of production method.

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

     Through December 31, 2003, the company calculated amortization of capitalized mine development by the application of an amortization rate to current production. The amortization rate was based upon dividing the unamortized expenditures by the proven and probable ore reserves. Capital expenditures were added to the unamortized balance as the assets were placed into service. Changes in proven and probable ore reserves were accounted for, in the calculation of the amortization rate, as a prospective change in estimate. Proven and probable ore reserves and the further benefit of capitalized mine development expenditures were based on significant management assumptions. Any changes in these assumptions, such as a change in the mine plan, a change in estimates of proven and probable reserves or a change in economic assumptions could have a material effect on the expected period of benefit resulting in a potentially significant change in the amortization rate and/or the valuations the of related assets. The company’s proven ore reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Additional capital expenditures are required to access the company’s estimated probable ore reserves. These anticipated capital expenditures were not included in the current calculation of depreciation and amortization.

     As a result of the asset impairment recorded in 2003, the company reviewed its amortization rates and has changed its estimates of the reserves to be benefited by future footwall laterals and primary ramps. The company has not changed its method of recording capitalized mine development but rather its estimate related to future footwall laterals and ramps with regard to the portion of the proven and probable reserves used in calculating the amortization expense. Effective with such assets placed in service beginning in 2004, all future footwall laterals and ramps are specific to ongoing development and primarily benefit those proven and probable reserves within in the immediate and relevant vicinity. The remaining portion of its pre-existing mine development continues to be amortized over the total proven and probable ore reserves. Previously, these additional expenditures have been amortized based upon the company’s proven and probable ore reserves using the unit of production method based on 19.9 million reserve tons ounces at the Stillwater Mine and 22.0 million reserve tons at the East Boulder Mine as of December 31, 2002. This change in estimate is expected to result in amortization of these costs over a period of 4 to 10 years as compared to amortization based on the total proven and probable ore reserves using the units of production method. While these infrastructure developments have continuing value for the life of the mine, this change is believed to more closely reflect the economics of these development expenditures incurred to access specific reserves.

     The factors used for determining the amounts of probable ore reserves are estimated annually based on statistical analysis of the continuous diamond drilling adjacent to these areas. The calculation of the amortization rate, and therefore the annual amortization charge to operations, could be materially impacted to the extent that actual production in the future is different from current forecasts of production based on proven and probable reserves. This would generally occur to the extent that there were significant changes in any of the factors or assumptions used in determining reserves. These factors could include: (i) an expansion of proven and probable reserves through development activities (ii) differences between estimated and actual costs of mining due to differences in grade or metal recovery rates and (iii) differences between actual commodity prices and commodity price assumptions used in the estimation of reserves. Because this amortization is a non-cash charge, the amortization rate has no effect on the liquidity or capital resources of the company.

Asset Impairment

     The company follows Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (considering current and historical prices, long-term sales contracts prices, price trends and related factors), production levels and capital and reclamation expenditures, all based on life-of-mine plans and projections. If the assets are impaired, a calculation of fair market value is performed, and if fair market value is lower than the carrying value of the assets, the assets’ carrying value is reduced to their fair market value. There has been no impairment during 2004.

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

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at September 30, 2004 for the portion of the company’s net deferred tax assets, which, more likely than not, will not be realized. Based on the company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the company could owe income taxes prospectively on the resulting higher than projected taxable income (see Note 9).

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

     Under SFAS No. 143, accounting for reclamation obligations requires management to make estimates for each mining operation of the future costs the company will incur to complete final reclamation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated.

Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required to be performed by the company. Any such increases in future costs could materially impact the amounts charged to operations for reclamation and remediation.

     The company’s current reclamation bonding requirements in place total approximately $20.7 million at September 30, 2004. The current bond amount is an estimate of reclamation and closure costs. The regulatory agencies review the bonding requirements and reclamation estimates on a 5-year rotation or whenever a major amendment to the operating permits is approved. The company expects that the Stillwater Mine bond will be reviewed and adjusted by the regulatory agencies during 2004. Any differences between the estimated amounts and actual post-closure reclamation and site restoration costs could have a material effect on the company’s estimated liability, resulting in a change in the recorded amount. The accrued reclamation liability was approximately $4.4 million at September 30, 2004.

Hedging Program

     From time to time, the company enters into derivative financial instruments, including fixed forwards, cashless put and call option collars and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the company’s revenue. The company accounts for its derivatives in accordance with SFAS No. 133, which requires that derivatives be reported on the balance sheet at fair value, and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge, and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. The company primarily uses derivatives to hedge metal prices and interest rates. As of September 30, 2004, the company’s net unrealized loss from outstanding derivatives was valued at $3.0 million, which is reported as a component of accumulated other comprehensive income. Because these hedges are highly effective, the company expects any ultimate gains or losses on the hedging instruments will be largely offset by corresponding changes in the value of the hedged transaction.

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

     The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts cover significant portions of the company’s mined PGM production through December 2010 and stipulate floor and ceiling prices for some of the covered production. In the first quarter of 2004 the company also entered into new sales contracts under which all of the 877,169 ounces of palladium received in the Norilsk Nickel stock purchase transaction will be sold over a period of two years, primarily for use in automobile catalytic converters. Under these agreements, the company will sell approximately 36,500 ounces of palladium per month, ending in the first quarter of 2006, at a slight volume discount to the market price at the time of delivery. Separately, under one of these agreements, the company also will sell 3,250 ounces of platinum and 1,900 ounces of rhodium per month also at a slight discount to market prices.

     From time to time, the company utilizes financially settled forwards, fixed forward contracts and cashless put and call option collars. During the second and third quarters of 2004, the company entered into fixed forwards and financially settled forwards that were accounted for as cash-flow hedges. Fixed forward contracts for the sale of metals from recycling catalysts are entered into at the time the material is received for recycling. The metal is delivered against these forward contracts when the ounces are recovered. Under financially settled forwards, at each settlement date, the company receives the difference between the forward price and the market price if the market price is below the forward price, and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company’s financially settled forwards are settled in cash at maturity. The company expects all of these transactions to settle during the next twenty-four months. The net unrealized loss on these instruments due to changes in metal prices at September 30, 2004 was $3.0 million. There were no outstanding fixed forward and financially settled forward commodity instruments settled during the third quarter of 2003.

     A summary of the company’s derivative financial instruments as of September 30, 2004 is as follows:

Mine Production:

Financially Settled Forwards

	Platinum	Average
	Ounces	Price	Index
Fourth Quarter 2004	20,500	$809	Monthly London PM Average
First Quarter 2005	19,900	$809	Monthly London PM Average
Second Quarter 2005	20,000	$807	Monthly London PM Average
Third Quarter 2005	19,200	$798	Monthly London PM Average
Fourth Quarter 2005	20,200	$794	Monthly London PM Average
First Quarter 2006	19,000	$810	Monthly London PM Average
Second Quarter 2006	18,000	$811	Monthly London PM Average
Third Quarter 2006	14,000	$812	Monthly London PM Average

Autocatalyst Recycling:

Fixed Forwards

	Platinum		Palladium		Rhodium
	Ounces	Price	Ounces	Price	Ounces	Price
Fourth Quarter 2004	19,884	$833	8,512	$214	529	$1,073
First Quarter 2005	5,445	$844	—	$—	300	$1,190

Financially Settled Forwards

	Platinum
	Ounces	Price	Index
Fourth Quarter 2004	1,900	$1,164	Johnson Matthey North American

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

     As of September 30, 2004, the company had $139.7 million outstanding under the term loan facility, bearing interest based on a variable rate plus a margin (LIBOR plus 3.25%, or 5.13% at September 30, 2004). As of September 30, 2004, the company’s new credit facility allows the company to choose between loans based on LIBOR plus a spread of 3.25% or alternative base rate loans plus a spread of 2.25%. The alternative base rate is a rate determined by the administrative agent under the new credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 4.75% at September 30, 2004. The final maturity of the term loan facility is July 30, 2010.

     As of September 30, 2004, the company had a $40 million revolving credit facility. This revolving credit facility includes a letter of credit facility. The company has obtained a letter of credit in the amount of $7.5 million, which reduces the amounts available under the revolving credit facility to $32.5 million at September 30, 2004. The letter of credit carries an annual fee of 3.13%. The remaining unused portion of the revolving credit facility carries an annual commitment fee of 0.75%.

     If the annual effective interest rate of the variable rate debt increases or (decreases) by 1%, the effect on interest expense would be an increase or a (decrease) of approximately $1.35 million annually.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     The company is involved in various claims and legal actions arising in the ordinary course of business, including employee injury claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company’s consolidated financial position, results of operations or liquidity and that the likelihood that a loss contingency will occur in connection with these claims is remote.

Stockholder Litigation

     In 2002, nine lawsuits were filed against the company and certain senior officers in United States District Court, Southern District of New York, purportedly on behalf of a class of all persons who purchased or otherwise acquired common stock of the company from April 20, 2001 through and including April 1, 2002. They assert claims against the company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by the company regarding its financial performance and, in particular, its accounting for probable ore reserves. In July 2002, the court consolidated these actions and appointed lead plaintiff and lead counsel. Plaintiffs filed an amended consolidated complaint in September 2002. In October 2002, defendants moved to dismiss the complaint and to transfer the case to federal district court in Montana. The motion to transfer the case was granted on May 9, 2003, and the case is now pending in the federal district court in Montana. On January 30, 2004, the court held a status conference at which time the plaintiffs were given until March 30, 2004 to file a second amended complaint, which the plaintiffs subsequently filed. Pursuant to a briefing schedule set by the court, defendants filed a motion to dismiss plaintiffs’ second amended complaint on May 14, 2004, and plaintiffs filed their opposition on June 14, 2004. Defendants filed their reply on June 28, 2004. The hearing on the motion to dismiss has been continued from July 22, 2004 to February 3, 2005. The company considers the lawsuit without merit and intends to vigorously defend itself in the action.

     On June 20, 2002, a stockholder derivative lawsuit was filed against the company (as a nominal defendant) and its directors in state court in Delaware. It arises out of allegations similar to the class actions and seeks damages allegedly on behalf of the stockholders of Stillwater for breach of fiduciary duties by the directors. No relief is sought against the Company, which is named as a nominal defendant. The parties have agreed to suspend activity in this matter pending the outcome of the motion to dismiss in the above referenced class action suit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits: See attached exhibit index

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY (Registrant)
Date: November 1, 2004	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2004	By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS

Number	Description
10.1	Fifth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated May 04, 2004 (portions of the agreement have been omitted pursuant to a confidential treatment request) (filed herewith).

10.2	Fourth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated February 23, 2003 (portions of the agreement have been omitted pursuant to a confidential treatment request) (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated November 1, 2004.
31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated November 1, 2004.
32.1	Section 1350 Certification, dated November 1, 2004.
32.2	Section 1350 Certification, dated November 1, 2004.