Form 10-K
period 2004-12-31
STILLWATER MINING CO /DE/
filed 2005-03-31
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

Commission File Number 1-13053

STILLWATER MINING COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	81-0480654
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1321 DISCOVERY DRIVE, BILLINGS, MONTANA 59102
(Address of principal executive offices and zip code)

(406) 373-8700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, $0.01 par value	The New York Stock Exchange
Preferred Stock Purchase Rights	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES   ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☑ YES   ☐ NO

As of March 23 2005, assuming a price of $10.31 per share, the closing sale price on the New York Stock Exchange, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates was approximately $419,874,369               ..

As of March 23, 2005, the company had outstanding 90,538,185 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

GLOSSARY OF SELECTED MINING TERMS

     The following is a glossary of selected mining terms used in the Form 10-K that may be technical in nature:

Adit	A horizontal tunnel or drive, open to the surface at one end, which is used as an entrance to a mine.

Anorthosite	Igneous rock composed almost wholly of the mineral plagioclase feldspar.

Assay	The analysis of the proportions of metals in ore, or the testing of an ore or mineral for composition, purity, weight, or other properties of commercial interest.

Catalysts	The catalytic converter used in an automobile’s exhaust and pollution control system.

Close-spaced drilling	The drilling of holes designed to extract representative samples of rock in a target area.

Concentrate	A mineral processing product that generally describes the material that is produced after crushing and grinding ore and then effecting significant separation of gangue (waste) minerals from the metal and/or metal minerals, discarding the waste and minor amounts of metal and/or metal minerals leaving a “concentrate” of metal and/or metal minerals with a consequent order of magnitude higher content of metal and/or metal minerals than the beginning ore material.

Crystallize	Process by which matter becomes crystalline (solid) from a gaseous, fluid or dispersed state. The separation, usually from a liquid phase on cooling, of a solid crystalline phase.

Cut-off grade	The lowest grade of mineralized material that qualifies as ore in a given deposit. The grade above which minerals are considered economically mineable considering the following parameters: estimates over the relevant period of mining costs, ore treatment costs, general and administrative costs, smelting and refining costs, royalty expenses, by-product credits, process and refining recovery rates and PGM prices.

Decline	A gently inclined underground excavation constructed for purposes of moving mobile equipment, materials, supplies or personnel from surface openings to deeper mine workings or as an alternative to hoisting in a shaft for mobilization of equipment and materials between mine levels.

Dilution	An estimate of the amount of waste or low-grade mineralized rock which will be mined with the ore as part of normal mining practices in extracting an orebody.

Drift	A major horizontal access tunnel used for the transportation of ore or waste.

Ductility	Property of solid material that undergoes more or less plastic deformation before it ruptures. The ability of a material to deform plastically without fracturing.

Fault	A fracture or a zone of fractures along which there has been displacement of the sides relative to one another parallel to the fracture.

Filter cake	The PGM-bearing product that is shipped from the refinery for the next step in the refining process.

Footwall	The underlying side of a fault, orebody, or mine working; especially the wall rock beneath an inclined vein, fault, or reef.

Gabbro rocks (See Mafic/Ultramafic)	A group of dark-colored igneous rocks composed primarily of the minerals plagioclase feldspar and clinopyroxene, with minor orthopyroxene.

Grade	The average assay of a ton of ore, reflecting metal content. With precious metals, grade is expressed as troy ounces per ton of rock.

Hoist	See shaft

Lenticular-shaped	Resembling in shape the cross section of a double-convex lens.

Lode claims	Claiming the mineral rights along a lode (vein) structure of mineralized material on Federal land; typically lode claims are 1,500 feet in length along the trend of the mineralized material, the claim width typically being 600 feet wide.

Mafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in addition to lighter-colored feldspars.

Matrix	The finer-grained material between the larger particles of a rock or the material surrounding mineral particles.

Mill	A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to effect recovery of the pure metal. Term used interchangeably with concentrator.

Millsite claims	Claiming of Federal land for millsite purposes or other operations connected with mining lode claims. Used for nonmineralized land not necessarily contiguous with the vein or lode.

Mineral beneficiation	A treatment process separating the valuable minerals from the host material.

Mineralization	The concentration of metals and their compounds in rocks, and the processes involved therein.

Mineralized material	A mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals. Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

Net smelter royalty	A share of revenue paid by the company to the owner of a royalty interest. At Stillwater, the royalty is calculated as a percentage of the revenue received by the company after deducting treatment, refining and transportation charges paid to third parties, and certain other costs incurred by Stillwater in connection with processing the concentrate at the Columbus smelter.

Norite	Coarse-grained igneous rock composed of the minerals plagioclase feldspar and orthopyroxene.

Ore	That part of a mineral deposit which could be economically and legally extracted or produced at the time of reserve determination.

Outcrop	The part of a rock formation that appears at the earth’s surface often protruding above the surrounding ground.

PGM	The platinum group metals collectively and in any combination of platinum, palladium, rhodium, ruthenium, osmium, and iridium. Reference to PGM grades for the company’s operations means measured quantities of palladium and platinum only.

PGM rich matte	Matte is an intermediate product of smelting; an impure metallic sulfide mixture made by melting sulfide ore concentrates. PGM rich matte is a matte with an elevated level of platinum group metals.

Probable (indicated) reserves	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurements are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Proven (measured) reserves	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

Recovery	The percentage of contained metal extracted from ore in the course of processing such ore.

Reef	A layer precipitated within the Stillwater Layered Igneous Complex enriched in platinum group metal-bearing minerals, chalcopyrite, pyrrhotite, pentlandite, and other sulfide materials. The J-M Reef, which the company mines, occurs at a regular stratigraphic position within the Stillwater Complex. Note: this use of “reef” is uncommon and originated in South Africa where it is used to describe the PGM-bearing Merensky, UG2, and other similar layers in the Bushveld Complex.

Refining	The final stage of metal production in which residual impurities are removed from the metal.

Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Secondary Materials	Spent PGM-bearing materials collected for reprocessing from auto, petroleum, chemical and medical, food and other catalysts. Additionally, PGMs are sourced from scrap electronics, and thermocouples old jewelry and materials used in manufacturing glass.

Shaft	A vertical or steeply inclined excavation for the purposes of opening and servicing an underground mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

Silica oxide rich slag	Slag is a nonmetallic product resulting from the mutual dissolution of flux and nonmetallic impurities during smelting. A silica rich slag is a smelting slag that contains a relatively high level of silica.

Sill	(1) With respect to a mine opening, the base or floor of the excavated area (stope); (2) With respect to intrusive rock, a tabular intrusive unit that is conformable with surrounding rock layers.

Slusher	(1) An electric double-drum winch with two steel ropes attached to an open-bottomed scoop, that transports ore from the rock face to a loading point, where the ore is discharged. (2) A very selective mining method in which small ore stopes are mined using a slusher.

Smelting	Heating ore or concentrate material with suitable flux materials at high temperatures creating a fusion of these materials to produce a melt consisting of two layers with a slag of the flux and gangue (waste) minerals on top and molten impure metals below. This generally produces an unfinished product (matte) requiring refining.

Sponge	A form of metal characterized by a porous condition, which is the result of extraction by decomposing or reducing a compound of the metal without fully melting it. The resulting metal has the appearance of a sponge due to high porosity. (PGMs are normally sold either as sponge or in ingot form.)

Stope	A localized area of underground excavation from which ore is extracted.

Strike	The course, direction or bearing of a vein or a layer of rock.

Tailings	That portion of the mined material that remains after the valuable minerals have been extracted.

Troy ounce	A unit measure used in the precious metals industry. A Troy ounce is equal to 31.10 grams. The amounts of palladium and platinum produced and/or sold by the company are reported in troy ounces. There are 12 troy ounces to a troy pound.

Ultramafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in the absence of significant lighter-colored feldspars.

Vein	A mineralized zone having regular development in length, width and depth that clearly separates it from neighboring rock.

Wall rock	The rock adjacent to, enclosing, or including a vein, layer, or dissemination of ore minerals.

PART I

ITEMS 1 AND 2
BUSINESS AND PROPERTIES

INTRODUCTION AND 2004 HIGHLIGHTS

     Stillwater Mining Company (the company) is engaged in the development, extraction, processing, refining and marketing of palladium, platinum and associated metals (platinum group metals or PGMs) from a geological formation in southern Montana known as the J-M Reef. The J-M Reef is the only known significant source of platinum group metals inside the United States and one of the significant resources outside South Africa and Russia. Associated by-product metals at the company’s operations include minor amounts of gold, silver, nickel and copper. The J-M Reef is a narrow but extensive mineralized zone containing PGMs, which has been traced over a strike length of approximately 28 miles.

     The company conducts mining operations at the Stillwater Mine near Nye, Montana and at the East Boulder Mine near Big Timber, Montana. Both mines are located on the J-M Reef. The company operates concentrating plants at both mining operations to upgrade mined production to a concentrate form. The company operates a smelter and refinery at Columbus, Montana at which it further upgrades the mined production to a PGM-rich filter cake. Refined filter cake is sent to third-party custom refineries for final refining before being sold to third parties.

     The company also recycles spent catalyst material to recover PGMs at the smelter and refinery. The company has a long-term secondary metal sourcing agreement and spot contracts with other suppliers who ship spent catalysts to the company for processing to recover PGMs. The company smelts and refines the secondary metals utilizing the same process as for the mined production.

     The company has long-term sales agreements with auto companies under which it sells its mined production. The company also has long-term sales agreements under which it sells palladium from the inventory received in the 2003 Norilsk Nickel transaction.

     PGMs are rare precious metals with unique physical properties that are used in diverse industrial applications and in jewelry. The largest use for PGMs is in the automotive industry for the production of catalysts that reduce harmful automobile emissions. Palladium is also used in the production of electronic components for personal computers, cellular telephones, and facsimile machines, as well as in dental applications and other devices. Platinum’s largest use after catalytic converters is for jewelry. Industrial uses for platinum, in addition to automobile and industrial catalysts, include the manufacturing of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells.

     At December 31, 2004, the company had proven and probable ore reserves of approximately 41.6 million tons with an average grade of 0.57 ounce of PGMs per ton containing approximately 23.9 million ounces of palladium plus platinum at an in-situ ratio of about 3.6 parts palladium to one part platinum. See “Business and Properties — Ore Reserves”.

2004 Highlights:

•	The company’s revenues, in terms of dollars and ounces sold, for 2004, 2003 and 2002 were:

				Ounces of	Ounces of	Ounces of
Year ended December 31, (in thousands)	$ of Palladium	$ of Platinum	$ of Other	Palladium	Platinum	Other
2004

Mine production	$162,209	$104,475	$—	432	125	—
Secondary processing	9,548	56,512	10,328	43	69	10
Sales of Palladium received in Norilsk Nickel transaction and other	85,952	6,132	12,371	375	8	11

Total	$257,709	$167,119	$22,699	850	202	21

2003
Mine production	$161,624	$78,782	$—	459	131	—
Secondary processing	1,036	5,085	2,745	5	8	—
Other	—	6,551	—	—	10	1

Total	$162,660	$90,418	$2,745	464	149	1

2002
Mine production	$202,861	$72,738	$—	469	143	—
Secondary processing	3,328	7,832	4,017	10	19	3
Other	—	1,535	—	—	—	—

Total	$206,189	$82,105	$4,017	479	162	3

•	The company reported net income of $29.8 million, or $0.33 per diluted share in 2004 compared to a net loss of $323.3 million, or $4.77 per diluted share in 2003. The 2003 net loss included a $390.3 million asset impairment charge and a charge of $70.3 million to record a deferred tax asset valuation allowance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.”

•	In 2004, the company produced a total of 569,000 ounces of palladium and platinum compared to 584,000 ounces in 2003. Total consolidated cash cost per ounce (a non-GAAP measure) was $297 in 2004, compared with $283 in 2003. The slightly higher consolidated total cash cost per ounce was due to lower 2004 production volumes, costs associated with a labor strike, and expenses for rebricking the smelter. (See “Selected Financial and Operating Data” for further discussion of non-GAAP measures.)

•	On August 3, 2004, the company entered into a new $180 million credit facility, which replaced the company’s previous credit facility. The new credit facility consists of a $140 million six-year term loan maturing July 30, 2010, and bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 325 basis points, or approximately 5.50% at December 31, 2004) and a $40 million five-year revolving credit facility expiring July 31, 2009 and bearing interest when drawn at a variable rate plus a margin (LIBOR plus 300 basis points, or approximately 5.25% at December 31, 2004).

•	Following a review of its filings by the Securities and Exchange Commission (SEC), the company recently determined it would change its method of accounting for capitalized mine development costs. Unamortized costs of the shaft at the Stillwater Mine and the initial development at the East Boulder Mine will continue to be treated as life-of-mine infrastructure costs, to be amortized over total proven and probable reserves at each location. All ongoing development costs of footwall laterals and ramps, including similar development costs incurred before 2004, are to be amortized over the ore reserves in the immediate and relevant vicinity of the development. The effect of this change in accounting method was to reduce previously reported earnings for the nine months ended September 30, 2004 by $10.2 million, including a benefit of $ 6.0 million attributable to the cumulative effect adjustment and a charge of $16.2 million attributable to additional amortization for the period. See Note 3 to the company’s consolidated financial statements.

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

     On June 23, 2003, the company completed a stock purchase transaction with MMC Norilsk Nickel (“Norilsk Nickel”), whereby a subsidiary of Norilsk Nickel became a majority stockholder of the company. On that date, the parties entered into a Stockholders Agreement, providing among other things that:

•	The company’s board of directors must be composed of a majority of directors who meet certain independence requirements, including the requirements of the NYSE.

•	Norilsk Nickel is able to elect a number of directors based on its proportionate ownership of the company’s voting shares. No director designated by Norilsk Nickel may be an officer, employee or director of Norilsk Nickel or any of its affiliates.

•	At all times there must be a number of directors on the board who are elected and replaced in a manner designed to protect their independence from Norilsk Nickel (the “Public Directors”).

•	Without the prior approval of a majority of the Public Directors, the company may not enter into any agreement or transaction with Norilsk Nickel or any of its affiliates or which otherwise benefits Norilsk Nickel or its affiliates in an advantageous manner over the interests of other stockholders.

•	Norilsk Nickel and its affiliates may not acquire additional shares of the company, subject to certain exceptions. Norilsk Nickel and its affiliates may make an offer to acquire all or part of the company’s shares with the prior written consent of a majority of the Public Directors after the Public Directors have received an opinion from an independent financial advisor regarding the fairness of the purchase to the company’s other stockholders.

•	Other than transfers to an affiliate under certain conditions, Norilsk Nickel is restricted from transferring its shares without the prior written consent of a majority of the Public Directors if the transfer will result in any person beneficially owning 5% or more of the company’s voting shares. After the third anniversary of the Stockholders Agreement, these transfers will be permitted if certain conditions are met.

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

     Geologically, the Stillwater Layered Igneous Complex is composed of a succession of ultramafic to mafic rocks derived from a large complex magma body emplaced deep in the Earth’s crust an estimated 2.7 billion years ago. The molten mass was sufficiently large and fluid at the time of emplacement to allow its chemical constituents to crystallize slowly and sequentially, with the heavier mafic minerals settling more rapidly toward the base of the cooling complex. The lighter, more siliceous suites crystallized more slowly and also settled into layered successions of norite, gabbroic and anorthosite suites. This systematic process resulted in mineral segregations being deposited into extensive and uniform layers of varied mineral concentrations.

     The uniquely PGM-enriched J-M Reef and its characteristic host rock package represent one such layered sequence. The geosciences community believes that the PGM-enriched suite and other minerals characterizing the J-M Reef accumulated at the same time and by the same mechanisms of formation as the rocks enclosing them. Over time, the orientation of a portion of the original horizontal reef and layered igneous complex was faulted an estimated 20,000 feet to the northeast and was tilted upward at angles of 50 to 90 degrees to the north by the Beartooth Uplift. Localized faulting and intrusive mafic dikes are also evident along the 28-mile strike length of exposed Stillwater Complex. The impact of these structural events is localized along the J-M Reef and may affect the percent mineable tonnage in an area, create additional dilution, or result in below cut-off grade and barren zones. The impacts on ore reserves of these events are quantified in the percent mineable discussion under “Ore Reserves.” The upper portion and exposed edge of the reef complex were eroded forming the lenticular-shaped surface exposure of the Stillwater Complex and J-M Reef package evident today.

     The J-M Reef package has been traced at its predictable geologic position and with unusual overall uniformity over considerable distances within the Stillwater Complex. The surface outcrops of the reef have been examined, mapped and sampled for approximately 28 miles along its east-southeasterly course and over a known expression of over 8,200 feet vertically. That predictability of the J-M Reef has been further confirmed in subsurface mine workings of the Stillwater and East Boulder Mines and by over 21,000 drill hole penetrations.

     The PGMs in the J-M Reef consist primarily of palladium, platinum and a minor amount of rhodium. The reef also contains significant amounts of iron, copper and nickel, and trace amounts of gold and silver. Five-year production figures from the company’s mining operations on the J-M Reef are summarized in Part II, Item 6, “Selected Financial and Operating Data”.

ORE RESERVES

     As of December 31, 2004, the company’s total proven and probable palladium and platinum ore reserves were approximately 41.6 million tons at an average grade of 0.57 ounce per ton, containing approximately 23.9 million ounces of palladium plus platinum, an increase of 1% in contained ounces from December 31, 2003.

Methodology

     The company utilizes statistical methodologies to calculate ore reserves based on interpolation between and projection beyond sample points. Interpolation and projection are limited by certain modifying factors including geologic boundaries, economic considerations and constraints to safe mining practices. Sample points consist of variably spaced drill core intervals through the J-M Reef obtained from drill sites located on the surface and in underground development workings. Results from all sample points within the ore reserve area are evaluated and applied in determining the ore reserve.

     For proven ore reserves, distances between samples range from 25 to 100 feet but are typically spaced at 50-foot intervals both horizontally and vertically. The sample data for proven ore reserves consists of survey data, lithological data and assay results. This data is entered into a 3-dimensional modeling software package. The data is analyzed to produce a 3-dimensional solid block model of the resource. The assay values are further analyzed by a geostatistical modeling technique (kriging) to establish a grade distribution within the 3-dimensional block model. Dilution is then applied to the model and a diluted thickness and grade is calculated for each block. Ore and waste tons, contained ounces and grade are then calculated and summed for all blocks. A percent mineable factor based on historic geologic unit values is applied and the final proven reserve tons and grade are calculated.

     Probable ore reserves are based on longer projections, up to a maximum radius of 1,000 feet beyond the limit of existing drill hole sample intercepts of the J-M Reef obtained from surface and underground drilling. Statistical modeling and established continuity of the J-M Reef as determined from results of mining activity to date support the company’s technical confidence in estimates of tonnage and grade over this projection distance. Where appropriate, projections for the probable reserve determination are constrained by any known or anticipated restrictive geologic features. The probable reserve estimate of tons and grade is based on the projection of factors calculated from adjacent proven reserve blocks or from diamond drilling data where available. The factors consist of a probable area, average thickness, average grade and percent mineable. The area is calculated based on the 1,000-foot projections, the thickness and grade is calculated based on long-term proven reserve results in adjacent areas and the percent mineable is calculated based on long-term mine production results from proven areas. Contained ounces are calculated based on area (square feet) times thickness (feet) times grade (ounces per ton) times percent mineable (%) divided by density (expressed as cubic feet per ton).

     The company reviews its methodology for calculating ore reserves on an annual basis. Conversion, an indicator of the success in upgrading probable ore reserves to proven ore reserves, is evaluated annually as part of the reserve process. The annual review examines the effect of new geologic information, changes implemented or planned in mining practices and mine economics on factors used for the estimation of probable ore reserves. The review includes an evaluation of the company’s rate of conversion of probable reserves to proven reserves.

     The proven and probable ore reserves are then modeled as a long-term mine plan and additional factors including recoveries, metal prices, mine operating costs and capital estimates are applied to determine the overall economics of the ore reserves.

     SEC Guidelines

     The United States Securities and Exchange Commission (SEC) has established guidelines contained in Industry Guide No. 7 to assist registered companies as they estimate ore reserves. These guidelines set forth technical, legal and economic criteria for determining whether the company’s ore reserves can be classified as proven and probable.

     The SEC’s economic guidelines have not historically constrained the company’s ore reserves, and did not constrain the ore reserves at December 31, 2004. Under these guidelines, ore may be classified as proven or probable if extraction and sale result in positive cumulative undiscounted cash flow. The company utilizes the historical trailing 12-quarter average combined PGM market price and the current PGM market price in ascertaining these cumulative undiscounted cash flows. In testing ore reserves at December 31, 2004, the company applied the trailing 12-quarter combined average PGM market price of $357 per ounce, based upon the 12-quarter average palladium price of $256 per ounce and the 12-quarter quarter average platinum price of $693 per ounce.

Results

     The December 31, 2004, ore reserves were reviewed by Behre Dolbear & Company, Inc. (“Behre Dolbear”), independent consultants, who are experts in mining, geology and ore reserve determination. The company has utilized Behre Dolbear to carry out independent reviews and inventories of the company’s ore reserves since 1990. Behre Dolbear has consented to be a named expert herein. See “Business and Properties — Risk Factors — Ore reserves are very difficult to estimate and ore reserve estimates may require adjustment in the future; changes in ore grades, mining practices and economic factors could materially affect the company’s production and reported results.”

     The East Boulder Mine ore reserves at year-end 2004 increased by 3% in contained ounces from those reported at year-end 2003. However, the Stillwater Mine ore reserves at year-end 2004 remained almost unchanged in terms of contained ounces from those reported at year-end 2003. Overall the company’s estimated ore reserves based on contained ounces increased by 1% during 2004. The company’s ore reserve determination for 2004, calculated at December 31, 2004, was ultimately bounded by geologic certainty and largely unaffected by price.

Proven and Probable Ore Reserves

     The company’s proven ore reserves are generally expected to be extracted utilizing the existing mine infrastructure. Additional capital expenditures will be required to extract the company’s probable ore reserves. Based on current mining rates, the 2004 proven ore reserves of 1.97 million tons at the Stillwater Mine and 1.23 million tons at the East Boulder Mine represent approximately 2.8 years of production (1,900 tons per day) and 2.44 years of production (1,375 tons per day) respectively. As of December 31, 2004, 2003 and 2002, the company’s proven and probable ore reserves were as follows:

	DECEMBER 31, 2004				DECEMBER 31, 2003				DECEMBER 31, 2002
		AVERAGE	CONTAINED			AVERAGE	CONTAINED			AVERAGE	CONTAINED
	TONS	GRADE	OUNCES		TONS	GRADE	OUNCES		TONS	GRADE	OUNCES
	(000’s)	(OUNCE/TON)	(000’S)		(000’s)	(OUNCE/TON)	(000’S)		(000’s)	(OUNCE/TON)	(000’S)
Stillwater Mine (2)
Proven Reserves	1,971	0.65	1,279		2,052	0.68	1,387		2,490	0.71	1,777
Probable Reserves	16,108	0.63	10,138		15,428	0.65	10,073		17,443	0.68	11,803

Total Proven and Probable Reserves (1)	18,079	0.63	11,417		17,480	0.66	11,460		19,933	0.68	13,580

East Boulder Mine (2)
Proven Reserves	1,225	0.46	558		660	0.43	285		648	0.48	308
Probable Reserves	22,302	0.53	11,886		22,248	0.53	11,854		21,359	0.53	11,386

Total Proven and Probable Reserves (1)	23,527	0.53	12,444		22,908	0.53	12,139		22,007	0.53	11,694

Total Company Reserves (2)
Proven Reserves	3,196	0.57	1,837		2,712	0.62	1,672		3,138	0.66	2,085
Probable Reserves	38,410	0.57	22,024		37,676	0.58	21,927		38,802	0.60	23,189

Total Proven and Probable Reserves (1)	41,606	0.57	23,861	(3)	40,388	0.58	23,599	(3)	41,940	0.60	25,274	(3)

(1)	Reserves are defined as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven ore reserves are defined as ore reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of ore reserves are well-established. Probable ore reserves are defined as ore reserves for which quantity and grade and/or quality are computed from information similar to that used for proven ore reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven ore reserves, is high enough to assume continuity between points of observation. The proven and probable ore reserves reflect variations in the PGM content and structural impacts on the J-M Reef. These variations are the result of localized depositional and structural influences on the distributions of economic PGM mineralization. Geologic domains within the reserve boundaries of the two mines include areas where as little as 0% and up to 100% of the J-M Reef is economically mineable. The ore reserve estimate gives effect to these assumptions. See “Business and Properties — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results and Financial Condition.”

(2)	Expressed as palladium plus platinum in-situ ounces at a ratio of approximately 3.6 parts palladium to 1 part platinum. Stillwater Mine is at a 3.4 to 1 ratio and the East Boulder Mine is 3.7 to 1.

(3)	Average mining and processing losses of approximately 23% must be deducted to arrive at the estimated recoverable ounces.

Discussion

The company’s proven and probable ore reserves at December 31, 2004, shown above indicated a 1% increase in contained ounces from December 31, 2003. The increase is due to the net effect of several factors:

•	Additions from new drilling to convert probable to proven ore reserves, more than offsetting 2004 production,

•	Additions from development drilling to convert mineralized inventory to probable ore reserves,

•	Additions and deletions from adjustments to ore reserve estimation factors and mine planning criteria.

The company’s proven and probable ore reserves at December 31, 2003, shown above indicates a 7% decrease in contained ounces from December 31, 2002. The decrease is due to the net effect of several factors:

•	A net increase of 4% in contained ounces of ore reserves at the East Boulder Mine due to favorable definition drilling and development activities during 2003, offset by,

•	A 16% decrease in contained ounces of ore reserves at the Stillwater Mine related to:

•	Adjustments in probable estimation factors, mine planning and economic factors resulting in reductions or reclassification of peripheral areas to mineralized material coupled with a net reduction in mined production versus ore reserve additions from drilling and development activities during 2003.

•	Modifications to the method used in estimating mineable ore tons and grade. In 2003, the company began using a full three-dimensional model to define the orebody. The company believes this is a more accurate method of extrapolating drill hole and geologic information.

•	Additional minor reductions due to changes in reserve estimation techniques.

     The economic analysis with respect to 2004 included testing the potential ore reserves at various commodity prices. The results of this analysis identified the relationships shown in the following chart between prices and ore reserves as of December 31, 2004. Such relationship may vary with future ore reserves determinations.

     The analysis shows that at a combined average price for palladium and platinum above approximately $342 per ounce; ore reserves are bounded by geologic certainty and do not continue increasing. The company has not tested the ore reserves beyond the level shown because of the expense of access and drilling to establish ore reserves and because of the extensive life of a 23.9 million ounce reserve. At a combined long-term average price for palladium and platinum below approximately $342 per ounce, ore reserves are constrained by economics and are estimated to decrease as shown.

IMPAIRMENT OF LONG-LIVED ASSETS

     The company follows Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (considering current and historical prices, long-term sales contract prices, price trends and related factors), production levels, and capital and reclamation expenditures, all based on life-of-mine plans and projections. If the assets are impaired, a calculation of fair market value is performed, and if fair market value is lower than the carrying value of the assets, the assets are reduced to their fair market value.

     Ore reserves are determined on an annual basis, and concurrently, mine plans and operating budgets are updated. At year-end 2003, the East Boulder Mine ore reserve had increased 4% in contained ounces from that reported at year-end 2002. However, the Stillwater Mine ore reserve at year-end 2003 had decreased 16% in contained ounces from that reported at year-end 2002. Overall the company’s estimated contained ounces had declined by 7% between the end of 2002 and the end of 2003.

     The 16% decrease in ore reserves during 2003 at the Stillwater Mine was considered a “change in circumstances” that prompted an impairment review of the carrying values of the company’s mine properties. The significant assumptions in determining the future undiscounted cash flows at December 31, 2003, included estimated long-term palladium and platinum prices of $250 and $530 per ounce, respectively. The review determined that company investments in property, plant and equipment at the Stillwater Mine and East Boulder Mine were impaired. Consequently, the company engaged Behre Dolbear to perform a fair market value assessment of the assets at December 31, 2003, and based on that assessment recorded an asset impairment charge of $390.3 million, reducing the carrying value of the properties to their fair market value, as required. The impairment charge consisted of a $176.7 million reduction in asset value at the Stillwater Mine, a $178.0 million reduction at the East Boulder Mine and a $35.6 million in 2003 reduction at the company’s processing and other facilities. As a result, the carrying value of Stillwater Mine was reduced to $228.6 million, East Boulder Mine to $150.0 million and the processing and other facilities to $40.9 million. The independent appraiser, Behre Dolbear, utilized conventional mine valuation techniques including discounted cash flow analysis for purposes of determining fair market value.

     The company evaluated key factors in its business at December 31, 2004, to determine if there were any events or changes in circumstances that would indicate that the carrying value of the company’s assets would not be recoverable. These factors include ore reserves, PGM prices, forecasted production rates, recurring current or future operating losses, significant legal exposures, major development cost overruns, and anticipated sales of principal assets. None of these factors at December 31, 2004, indicated that an impairment existed. Consequently, the company has concluded that there is no asset impairment as of December 31, 2004, at any of its operations.

     The net carrying value of the company’s mining assets as of December 31, 2004 and 2003 is as follows:

	2004	2003
		Before
		Impairment	Impairment
(in thousands)	Net Book Value	Charge	Charge	Net Book Value
Stillwater Mine	$186,388	$405,331	$176,739	$228,592
East Boulder Mine	200,611	328,053	178,036	150,017
Processing Assets	43,604	71,343	34,761	36,582
Other Assets	4,321	5,096	759	4,337

	$434,924	$809,823	$390,295	$419,528

      Due to the company’s change in accounting method for the amortization of capitalized mine development costs effective January 1, 2004 (see Note 3 of the company’s consolidated financial statements), the company recorded the cumulative effect of applying the new method retroactively to all prior periods which would have been affected. The cumulative effect adjustment is reflected in the company’s net income for the year ended December 31, 2004 and resulted in a reallocation of the 2003 impairment charge among individual mining assets as of January 1, 2004.

     Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between projections and actual outcomes for key factors such as PGM prices, recoverable ounces, and/or the company’s operating performance could have a material effect on the company’s ability to recover the carrying amounts of its long lived assets and so could potentially lead to additional impairment charges in the future.

CURRENT OPERATIONS

     The company’s original long-term deposit development strategy and certain elements of its current planning and mining practices on the J-M Reef were founded upon initial feasibility and engineering studies conducted in the 1980’s. Initial mine designs and practices were established in response to available technologies and the particular characteristics and challenges of the J-M Reef ore deposit. The company’s current development plans, mining methods and ore extraction schedules are designed to provide systematic access to and development of the ore deposit within the framework of current and forecast economic, regulatory and technological considerations as well as the specific characteristics of the J-M Reef ore deposit. Some of the challenges specific to the development of the J-M Reef include:

•	Surface access limitations (property ownership and environmental sensitivity);

•	Topographic and climatic extremes involving rugged mountainous terrain and substantial elevation differences;

•	Specific characteristics of the mineralized zone (narrow – average width 5 feet, depth – up to 1.5 miles of vertical extent, and long – approximately 28 miles in length);

•	Downward angle of mineralized zone dipping from near vertical to 38 degrees;

•	A deposit which extends both laterally and to depth from available mine openings; and

•	Probable ore reserves extending for a lateral distance of approximately 34,000 feet at the Stillwater Mine and approximately 17,000 feet at the East Boulder Mine — a combined distance of approximately 9.7 miles.

STILLWATER MINE

     The company wholly owns and performs underground mining operations at the Stillwater Mine, near Nye, Montana. The mining operation accesses, extracts and processes PGM ores from the eastern portion of the J-M Reef using mine openings located in the Stillwater Valley. In addition, the company owns and maintains ancillary buildings that contain the concentrator, shop and warehouse, changing facilities, headframe, hoist house, paste plant, water treatment, storage facilities and office. All structures and tailings management facilities are located within a 2,450 acre Stillwater Mine Operating Permit area. Ore reserves developed at the Stillwater Mine are controlled by patented mining claims either leased or owned outright by the company. The mine is located approximately 85 miles southwest of Billings, Montana, and is accessed by a paved road. The mine has adequate water and power from established sources. See “Business and Properties — Risk Factors.”

     The Stillwater Mine accesses and has developed a 5.8-mile-long segment of the J-M Reef, between the elevations of 2,500 and 7,000 feet above sea level. Access to the ore at the Stillwater Mine is accomplished by means of a 1,950-foot vertical shaft and by a system of horizontal adits and drifts driven parallel to the strike of the J-M Reef at vertical intervals of between 150 feet and 300 feet. Seven main adits have been driven from surface portals on the west and east slopes of the Stillwater Valley at various elevations between 5,000 and 5,900 feet above sea level. Five principal levels have been developed below the valley floor by ramping down from the 5,000-foot level to extract ore from the reef down to the 3,800-foot elevation. Five additional major levels below the 5,000-foot level are accessed principally from a vertical shaft and shaft ramp system. The company is currently developing a decline system from the 3,200-foot elevation to access and develop deeper areas in the central part of the mine below those currently serviced by the existing shaft. At the end of 2004, this decline system extended down to the 2,500 foot elevation.

     The 1,950-foot vertical shaft was constructed between 1994 and 1997 as part of the company’s plan to increase output from 1,000 to 2,000 tons of ore per day and was sunk adjacent to the concentrator to increase efficiency of the operation. Ores and any waste rock to be transported to the surface from the off-shaft and deeper areas of the mine are crushed prior to being hoisted up the shaft. The production shaft and underground crushing station reduced haulage times and costs, improved the material handling of ore and waste and improved the grinding capabilities of the concentrator. Ore from those areas above the 5,000-foot west elevation is hauled to the surface by train. Waste not used for backfill in underground excavations is transported to the surface and placed in permitted waste rock disposal sites.

     The Stillwater Mine currently uses its 29 footwall laterals and 6 primary ramps and vertical excavations to provide personnel and equipment access, supply haulage and drainage, intake and exhaust ventilation systems, muck haulage, backfill plant access, powder storage and/or emergency egress. The footwall lateral and primary ramp systems will continue to provide support of production and ongoing development activities. In addition, certain mine levels are required as an integral component of the ventilation system and serve as required intake and or exhaust levels, or as parallel splits to maintain electrical ventilation horsepower balance and to meet Mine Safety and Health Administration (“MSHA”) requirements. MSHA regulations contain requirements for alternate (secondary) escapeways from mine workings. These levels, in addition to comprising critical functional components of the ventilation and escapeway system, serve as permanent mine service and utility infrastructure for road and rail transportation, dewatering and backfill pumping facilities designed and intended to be used for the life of the mine.

     Prior to 1994, almost all of the company’s mining activities utilized “captive cut-and-fill” stoping methods. This method extracts the orebody in eight-foot high horizontal cuts, accessed from vertical raises and mined with conventional jackleg drills and slushers. The open space created by the extraction of each cut is filled with waste rock and coarse concentrator tailings and becomes the floor for the next level of mining as the process moves upward. Commencing in 1994, the company introduced two mechanized mining methods: “ramp-and-fill” and “sub-level stoping”. Ramp and-fill is a mining method in which a succession of horizontal cuts are extracted from the orebody using mobile equipment. Access to the orebody is from ramps driven in or adjacent to the orebody allowing the use of hydraulic drills and load-haul-dump equipment. Sub-level stoping is a mining method in which blocks of the reef approximately 50 feet high and up to 75 feet in length are extracted in 30-foot intervals utilizing mobile electric hydraulic long-hole drills and remote control rubber tired load-haul-dump equipment. The reef is mined in a retreat sequence and mined out areas are filled with development waste. Mechanized mining accounted for approximately 94% of total tons mined in 2004. The company determines the appropriate mining method to be used on a stope-by-stope basis.

     The company processes ore from the Stillwater Mine through a concentrator plant (“mill”) adjacent to the Stillwater Mine shaft. The mill has an approximate capacity of 3,000 tons per day. Ore is fed into the concentrator, mixed with water and ground to a slurry in the concentrator’s mill circuit to liberate the PGM-bearing sulfide minerals from the rock matrix. Various reagents are added to the slurry to separate the valuable sulfides from the waste rock in a flotation circuit. In this circuit, the sulfide minerals are floated, recycled, reground and refloated to produce a concentrate suitable for further processing. The flotation concentrate, which represents approximately 1.5% of the original ore weight, is filtered and transported in bins approximately 46 miles to the company’s metallurgical complex in Columbus, Montana. Approximately 55% of the tailings material from the mill is returned to the mine and used as fill material to provide support for additional mining activities. The balance is placed in tailings containment areas on the surface. No additional steps are necessary to treat any tailings placed back into the mine or into the impoundments. Tailings placed into the impoundment areas are disposed of pursuant to the company’s operating permits. Mill recovery of PGMs was 92%, 91% and 90% in 2004, 2003 and 2002, respectively.

     In 1998, the company received an amendment to its existing operating permit providing for the construction of a lined surface tailings impoundment that would serve the Stillwater Mine for approximately the next 30 years. Construction commenced on the tailings impoundment in 1999, and it was completed and placed into operation in late 2000. See “Business and Properties — Current Operations — Regulatory and Environmental Matters — Permitting and Reclamation”.

     During 2004, the Stillwater Mine produced approximately 405,000 ounces of palladium and platinum, compared to approximately 428,000 ounces in 2003. See “Selected Financial and Operating Data.” The Stillwater Mine’s total cash costs (a non-GAAP measure) were $278 per ounce in 2004 compared to $262 per ounce in 2003. See “Selected Financial and Operating Data” for further discussion of non-GAAP measures.

EAST BOULDER MINE

     The East Boulder Mine is located in Sweet Grass County, Montana, and provides access to the western portion of the J-M Reef. The mine is fully permitted independently of the Stillwater Mine and serves as a second access to the J-M Reef. Surface facilities for the East Boulder Mine are situated on unpatented mill site claims maintained on federal lands administered under the Gallatin National Forest. All facilities are wholly owned and operated by the company. Proven and probable ore reserves for the mine are controlled by patented mining claims owned by the company. The mine is located approximately 32 miles southeast of Big Timber, Montana, and is accessed by a public road. All surface facilities including the tailings management complex are located within a 977-acre operating permit area. Development of the mine commenced in 1998 and consists of underground mine development and surface support facilities, including a concentrator, shop and warehouse, changing facilities, storage facilities, office and tailings management facility. The mine commenced commercial production effective January 1, 2002.

     The J-M reef is accessed at East Boulder by two 18,500-foot, 15-foot diameter tunnels. The access tunnels intersect the orebody at an elevation 6,450 feet above sea level. The orebody is currently developed by four levels of footwall lateral drives parallel to the orebody totaling approximately 26,000 feet, and by two primary ramps totaling approximately 11,250 feet. The orebody is accessed vertically by ramp systems driven approximately every 1,200 feet along the length of the deposit. The predominant mining methods are sub-level stoping and ramp-and-fill mining methods. During the first half of 2002, an underground sand fill plant was constructed and commissioned to facilitate the application of the cut-and-fill mining method to portions of the orebody.

     The ore is transported by rail haulage to the surface and processed through a concentrator plant, which has a capacity of 2,000 tons per day. In the concentrator, the ore is mixed with water and ground to a slurry in the concentrator’s mill circuit to liberate the PGM bearing sulfides from the rock matrix. Similarly to the process at the Stillwater Mine, reagents are then added to the slurry to separate the valuable sulfide from the waste rock in a flotation circuit. The sulfide minerals are floated, recycled, reground and refloated to produce a concentrate. The flotation concentrate, which represents 1.8% of the original ore weight, is filtered and transported in bins approximately 90 miles to the company’s metallurgical complex in Columbus, Montana. In 2004, approximately 57% of the tailings material from this process was returned to the mine and used for backfill to provide a foundation upon which additional mining activities can occur. The balance was placed in surface tailings containment areas. No additional steps are necessary to treat any tailings placed back into the mine or into the impoundments. Tailings placed into the impoundment areas are disposed of pursuant to the company’s operating permits. The impoundment area has an estimated life of approximately 20 years at the original planned production and processing rate of 2,000 tons per day. Mill recovery of PGMs was 88%, 89% and 88% in 2004, 2003 and 2002, respectively.

     During 2004, the East Boulder Mine produced approximately 164,000 ounces of palladium and platinum, compared to approximately 156,000 ounces in 2003. The East Boulder Mine’s total cash costs (a non-GAAP measure) were $344 per ounce in 2004 compared to $343 per ounce in 2003. See “Selected Financial and Operating Data” for further discussion of non-GAAP measures.

EXPLORATION AND DEVELOPMENT ACTIVITIES

     The J-M Reef has been explored from the surface along its entire 28-mile strike length by surface sampling and drilling. Surface exploration drilling consists of an array of over 900 drill holes with a maximum horizontal spacing between holes of 1,000 feet. Exploration activities have also included driving and underground drilling from two exploratory adits, the West Fork Adit and the Frog Pond Adit. Comprehensive evaluation of PGM mineralization encountered in the J-M Reef has allowed delineation of indicated ore reserves adjacent to the Stillwater and East Boulder Mines and confirmation of the existence of mineralized material over much of the remaining strike length. Exploration to date has defined sufficient probable ore reserves to sustain mining for a number of years in the future. It is the company’s practice to systematically convert its established probable ore reserves to the proven ore category coincident with planned advances of underground development. The company’s exploration focus is on its currently delineated PGM ore reserves and adjacent mineralization along the J-M Reef within the company’s mining claims rather than the exploration of other mineral occurrences within the Stillwater Complex or at other prospective mineral properties. Consequently, exploration does not at this time represent a significant expenditure for the company.

     As part of the company’s ongoing development activities, it continues to convert its established probable ore reserves to proven ore reserves through the lateral and vertical development of the Stillwater and East Boulder Mines. These ongoing activities involve the construction of mine development workings to access established ore reserves and the continuous advancement of definition drilling, engineering and mine plans to replace depleted ore reserves. During 2004, 2003, and 2002, $62.3 million, $48.8 million and $43.9 million respectively, were incurred in connection with capitalized mine development and are included in total capital expenditures.

     Diagrams of the Stillwater and East Boulder Mines as currently developed and as planned to be developed in the future are shown below:

METALLURGICAL COMPLEX

     Smelter. The company owns a smelter plant and associated real estate located in Columbus, Montana. Concentrates from the mine sites are transported to the smelter, dried, and fed into a 5.0-megawatt electric furnace, where the concentrates are melted and separated into a silica rich slag and a PGM rich matte. The matte is tapped from the furnace and granulated. This granulated furnace matte is then processed in a top blown rotary converter (TBRC), which separates iron from the converter matte. The converter matte is poured from the TBRC, granulated and transferred to the refinery for further processing. The granulated converter matte, approximately 10% of the original smelter feed by weight, consists of copper and nickel sulfides containing about 1.5% PGMs.

     The gasses released from the smelting operations are routed through a gas/liquid scrubbing system, which removes approximately 99.8% of the sulfur dioxide. Spent scrubbing solution is treated in a process that converts the sulfur dioxide to gypsum, or calcium sulfate, and regenerates clean scrubbing solution. The gypsum is used by local farmers as a soil amendment.

     The smelting facility consists of an electric furnace, two TBRC’s, a granulator and gas handling and solution regeneration systems. Smelter capacity is 100 tons of concentrate per day.

     Base Metals Refinery. The company’s refinery is on property it owns adjacent to the smelter in Columbus, Montana. The refinery utilizes the patented Sherritt Process, whereby sulfuric acid is used to dissolve the nickel, copper, cobalt and residual iron from the converter matte. This process upgrades the converter matte product substantially from 1.5% PGMs to 50-55% PGMs.

     In the refinery, copper, nickel, cobalt, and other metals are separated from the PGM-bearing converter matte and marketed as by-products. Iron is precipitated from an iron-copper-nickel-cobalt solution and is returned to the smelter to be processed and removed in the slag. A nickel crystallizer circuit produces a crystalline nickel sulfate by-product containing minor amounts of cobalt which is marketed into sales contracts with various companies. A copper electrowinning circuit removes copper from solution as cathode copper which is marketed under sales contracts with companies in the U.S.

     The refinery produces a platinum- and palladium-rich filter cake, which also contains minor amounts of gold, rhodium and silver. This filter cake is shipped to third-party precious metals refineries in New Jersey and California under tolling agreements that provide the company with finished metal. The platinum and palladium metals are returned to the company’s account as 99.95% purity sponge; gold, silver and rhodium are also returned to the company’s account. The refined metal is then available for delivery to the company’s customers. The company pays its refiners a per-ounce refining charge for the toll processing of the refinery filter cake.

     During 2004, 2003 and 2002, total by-product (copper, nickel, gold and silver) sales were approximately $15.8 million, $12.1 million and $10.6 million, respectively, and were credited against production costs.

     During the second-quarter of 2004, the company shut down its smelter and base metals refinery for about five weeks for routine smelter re-bricking and other refurbishing. This planned shutdown reduced second-quarter earnings and cash flow, although sales from the palladium inventory continued, partially mitigating the financial effects of the outage. Production at the mines was unaffected by this shutdown. The mine concentrates produced were stockpiled at the smelter and processed once the facility came back up. The company’s processing of these stockpiles was essentially complete in third quarter and the metal shipped for final refining.

     The company’s significant repair and maintenance costs in connection with planned major maintenance activities are expensed as incurred. The company does not accrue in advance for major maintenance activities, but, whenever practicable, discloses in advance in its public filings any planned major maintenance activities that may affect operations.

SECONDARY MATERIALS PROCESSING

     PGM metals contained in spent catalytic converter materials are processed by the company through its metallurgical complex. A sampling facility for secondary materials is used to crush and sample spent catalysts prior to their being blended for smelting in the electric furnace. The spent catalytic material is sourced by others, primarily from automobile repair shops and automobile yards that disassemble old cars for the recycling of their parts. Spent petroleum refining catalysts are also processed by the company.

     The company has been processing small spot shipments of spent catalysts since 1997. In October 2003, the company entered into a long-term metal sourcing agreement with Power Mount Incorporated of Somerset, Kentucky, under which it contractually purchases secondary metals for recycling. The commercial terms of this agreement are confidential. However, in the event of a change in business circumstances, the company can terminate this agreement upon ninety days’ notice.

     The company records revenue and cost of metals sold for the processing of these secondary materials. Revenues were $76.4 million, $8.9 million and $15.2 million for 2004, 2003 and 2002, respectively. Cost of Metals Sold was $71.3 million, $8.0 million and $14.1 million for 2004, 2003 and 2002, respectively. For purposes of calculating total cash costs per ounce and per ton, total operating cash costs per ounce and per ton and production costs per ounce and per ton (these are all non-GAAP measures), the company accounts for the net proceeds from secondary processing activities as an operating credit. The net proceeds from the processing of recycled catalysts in 2004, 2003 and 2002 reduced production costs by approximately $6.1 million, $0.9 million and $1.0 million, respectively.

OTHER PROPERTIES

     The company owns a 17,600 square foot warehouse facility and also leases 10,100 square feet of office space in buildings in Columbus as well as 11,000 square feet of office space in Billings, Montana. The company relocated its headquarters offices to Billings in early 2005. The annual lease expense for the offices in Columbus, Montana, is approximately $71,000 per year. The annual lease expense for the company’s headquarters in Billings is approximately $225,000 per year. The company also owns parcels of rural land in Stillwater and Sweet Grass Counties, Montana, near its mine sites totaling approximately 3,364 acres and additional properties in the communities of Columbus and Big Timber, Montana, which are used as support facilities. All of the company’s fee properties are subject to a mortgage in favor of the company’s credit facility

CREDIT AGREEMENT

     On August 3, 2004, the company entered into a new $180 million credit facility with a syndicate of financial institutions that replaced the company’s previous $250 million credit facility. The new credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 325 basis points, or 5.50% at December 31, 2004) and a $40 million five-year revolving credit facility bearing interest when drawn at a variable rate plus a margin (LIBOR plus 300 basis points, or 5.25% at December 31, 2004) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility. Undrawn amounts under the letters of credit issued through this facility as of December 31, 2004, carry an annual fee of 3.125%. Both the margin on the revolving credit facility and the letter of credit fee adjust contractually based on the company’s leverage ratio, as defined, beginning after the first quarter of 2005. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced on August 31, 2004.

     As of December 31, 2004, the company has $131.5 million outstanding under the term loan facility. During 2004, the company obtained a letter of credit in the amount of $7.5 million as surety for its long-term reclamation obligation at East Boulder Mine, which reduces amounts available under the revolving credit facility to $32.5 million at December 31, 2004.

     The new credit facility requires as prepayments 50% of the company’s annual excess cash flow (as defined in the credit agreement), plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Such prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The company’s term loan facility allows the company to choose between LIBOR loans of various maturities plus a spread of 3.25% or alternate base rate loans plus a spread of 2.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which is 5.25% at December 31, 2004. The alternate base rate applies only to that portion of the term loan facility in any period for which the company has not elected to use LIBOR contracts. Substantially all the property and assets of the company are pledged as security for the new credit facility.

     In accordance with the terms of the new credit facility, the company is required to offer 25% of the net proceeds from sales of palladium received in the Norilsk Nickel transaction to prepay its term loan facility. The company’s new credit facility contains a provision that defers each prepayment related to the sales of palladium received in the Norilsk Nickel transaction until the accumulated amount due reaches a specified level. The company prepaid $7.8 million in connection with such sales and deferred $1.9 million as of December 31, 2004.

     As of December 31, 2004, $19.1 million of the company’s long-term debt was classified as a current liability representing that portion of the term loan facility expected to be prepaid under this arrangement during the next twelve months, which includes the deferred prepayment amount.

     Covenants in the new credit facility include restrictions on the company’s ability to: (1) incur additional indebtedness; (2) pay dividends or redeem capital stock; (3) grant liens; (4) make investments, acquisitions, dispositions or enter into mergers; (5) enter into transactions with affiliates; (6) make capital expenditures; (7) refinance or prepay subordinated debt; (8) change the nature of the company’s business or cease operations at the principal operating properties; and (9) enter into commodity hedging. The company is also subject to financial covenants including a debt to EBITDA (i.e., earnings before interest, taxes, depreciation and amortization)

ratio, a debt service coverage ratio and a minimum liquidity requirement.

     Events of default under the terms of the new credit facility include: (1) a cross-default linked to other indebtedness of the company; (2) any material modification to the life-of-mine plans, absent lender consent; (3) a change of control of the company, subject to certain exceptions, and (4) any material breach by a counterparty to a material sales contract or any unapproved modification or termination of such a sales contract. The company is in compliance with its covenants under the new credit facility at December 31, 2004.

     The following is a schedule by year of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility, as of December 31, 2004, without regard to the expected prepayments required to be offered from sales of palladium received the Norilsk Nickel transaction or out of excess cash flow:

Year ended (in thousands)	Term facility
2005	$1,322
2006	1,322
2007	1,322
2008	1,321
2009	1,321
2010	124,895

Total	$131,503

PGM SALES AND HEDGING ACTIVITIES

Mine Production:

     Palladium, platinum, rhodium and gold are sold to a number of consumers and dealers with whom the company has established trading relationships. Refined PGMs in sponge-form are transferred upon sale from the company’s account at third-party refineries to the account of the purchaser. By-product metals are purchased at market price by customers, brokers or outside refiners.

     During 1998, the company entered into three long-term sales contracts with its customers that contain guaranteed floor prices for metal delivered from mine production. In late 2000 and in 2001, the company amended these contracts to extend the terms and to modify the pricing mechanisms. One of these contracts applies to the company’s production through December 2010, one through December 2006 and the other contract, based on a fixed cumulative volume, is estimated to be completed in early 2008. Under the contracts, the company has committed between 80% and 100% of its palladium production and between 70% and 80% of its platinum production through 2010. Metal sales are priced at a slight discount to market. The remaining mine production is not committed under these contracts and remains available for sale at prevailing market prices.

     The following table summarizes the floor and ceiling price structures for the three long-term sales contracts related to mine production. The first two columns for each commodity represent the percent of total mine production that is subject to floor prices and the weighted average floor price per ounce. The second two columns for each commodity represent the percent of total mine production that is subject to ceiling prices and the weighted average ceiling price per ounce.

	PALLADIUM				PLATINUM
	Subject to		Subject to		Subject to		Subject to
	Floor Prices		Ceiling Prices		Floor Prices		Ceiling Prices
	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling
Year	Production	Price	Production	Price	Production	Price	Production	Price

2005	100%	$355	31%	$702	80%	$425	16%	$856
2006	100%	$339	31%	$703	80%	$425	16%	$856
2007	100%	$339	16%	$975	70%	$425	14%	$850
2008	85%	$376	20%	$975	70%	$425	14%	$850
2009	80%	$380	20%	$975	70%	$425	14%	$850
2010	80%	$375	20%	$975	70%	$425	14%	$850

     The volumes of platinum and palladium to be delivered under these sales contracts vary according to actual mine production. The contracts also contain termination provisions that allow the purchasers to terminate in the event the company breaches certain provisions of the contract and the breach is not cured within periods ranging from 10 to 30 days of notice by the purchaser. The long-term sales contracts qualify for the normal sales exception provided in SFAS No. 138 and so are not subject to the hedge accounting requirements of SFAS No. 133 because they do not settle net and require physical delivery. The floors and ceilings embedded within the long-term sales contracts are treated as part of the host contract, not as separate derivative instruments, and therefore also are not subject to the requirements of SFAS No. 133.

     The company has historically entered into hedging agreements from time to time to manage the effect of fluctuation in the price of palladium and platinum from mine production on the company’s cash flow. Hedging activities consist of “fixed forwards” for future deliveries of specific quantities of PGMs at specific prices, the sale of call options and the purchase of put options and financially settled forwards. Gains or losses can occur as a result of hedging strategies. Hedging losses of $1.3 million were realized in 2004; in 2003, no hedging gains or losses were realized; and hedging gains of $9.2 million were realized 2002. The unrealized loss related to financially settled forwards for mine production was $4.8 million at year-end 2004. All such transactions open at December 31, 2004, will settle at various periods through October 2006 (see Note 16 to the company’s consolidated financial statements).

Secondary Processing

     The company regularly enters into fixed forwards and financially settled forwards relating to secondary processing of catalysts. These transactions are accounted for as cash-flow hedges. Metals from processing secondary materials are sold forward at the time the catalysts are received, and they are delivered against the cash flow hedges when the ounces are recovered. All of these open transactions at December 31, 2004, will settle at various periods through April 2005 (see Note 16 to the company’s consolidated financial statements). The unrealized loss on these instruments due to changes in metal prices at December 31, 2004 and 2003 was $0.2 million and $0.9 million ($0.5 million, net of tax), respectively. The company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the company’s hedge contract prices by a predetermined margin limit. Because these hedges are highly effective, at settlement any cumulative gain or loss on these financially settled forwards will be fully offset by changes in the value of the underlying metal.

Palladium acquired in connection with Norilsk Nickel transaction:

     The company entered into sales agreements during the first quarter of 2004 to sell the palladium received in the 2003 stock purchase transaction with Norilsk Nickel. Under these agreements, the company sells approximately 36,500 ounces of palladium per month, ending in the first quarter of 2006, at a slight volume discount to market price. Additionally, under one of these agreements, the company is required to provide 3,250 ounces of platinum and 1,900 ounces of rhodium per month, also at a slight discount to market price.

TITLE AND ROYALTIES

     The company holds 995 patented and unpatented lode or millsite claims covering approximately 16,000 acres along the J-M Reef mineral zone and on adjacent federal lands utilized for the company’s operations facilities. The company believes that approximately 130 of these claims cover 100% of the known apex of the J-M Reef. The remainder of the company’s unpatented claims either adjoin the apex of the J-M Reef or secure sites for surface operations. Prior to the federal moratorium on processing new applications for mining claim patents, the company had leasehold control on one patented claim under the Mouat Agreement, had been granted patents on 34 of its own claims (a combined total of 735 acres), and had 33 patent applications pending on 135 additional mining claims covering an area of 2,249 acres. The applications included claims owned directly by the company or held by the company in leasehold. During the fourth quarter of 2001, 31 new patents were issued to the company for 126 mining claims covering 2,126 acres. At year-end 2001, patents had been issued for all submitted applications involving the claims owned directly by the company. In a decision dated April 30, 2002, the Montana State Office of the Bureau of Land Management rejected two mineral patent applications submitted prior to July 13, 1993 covering 123 acres in 9 mining claims held by the company in leasehold under the Mouat Agreement. The company has joined with the Mouat interests in appealing the decision to the U.S. Department of the Interior Board of Land Appeals (IBLA). In the event the decision is upheld, the 9 original claims will revert to unpatented mining claim status. The company does not believe that the final decision will have any adverse affect on the company’s operations or interest under the Mouat Agreement. During 2004, two patented mining claims were conveyed by the company to the Mouat interests pursuant to the Mouat Agreement. Conveyance of those claims had no material affect on the company’s operations, royalty position or the pending IBLA appeal. The company presently maintains 825 active unpatented mining and millsite claims. Unpatented mining claims may be located on lands open to mineral appropriation and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and claims are more commonly subject to challenges of third parties, regulatory or statutory changes, or contests by the federal government. The validity of an unpatented mining claim or millsite claim, in terms of establishing and maintaining possessory rights, depends on strict compliance with a complex body of federal and state statutory and decision law regarding the location, qualifying discovery of valuable minerals, occupancy and beneficial use by the claimant.

     Of the company’s 995 controlled claims, 869 are subject to royalties, including 711 subject to a 5% net smelter royalty payable to Newmont Capital Limited, 56 subject to a 0.35% net smelter royalty payable to the Mouat family, and 102 subject to both royalties. During 2004, 2003 and 2002, the company incurred royalty expenses of approximately $8.7 million, $6.0 million and $6.9 million, respectively. At December 31, 2004, 100% of the company’s proven and probable ore reserves were secured by either its control of 161 patented mining claims or the 9 first-half certified claims pending the appeal ruling by the IBLA. Processing facilities at the East Boulder Mine are situated on 127 validated unpatented millsite claims.

SAFETY

     Mining operations are conducted at the Stillwater Mine and at the East Boulder Mine and involve the use of heavy machinery and drilling and blasting in confined spaces. The pursuit of safety excellence at the company continues with the implementation since 2001 of the company’s G.E.T. (Guide, Educate and Train) Safe safety and health management systems. Efforts are focused on accident prevention, seeking opportunities for safer mining methods and increased employee awareness and training. Areas of specific focus include enhanced work place examinations, joint union and management safety committees, critical task analysis, loss control representatives who are part of the mining workforce and implementation of measurable safety standards. Employee-led focus teams have been successful in solving many safety related challenges. The company continues to utilize focus teams to address specific safety and health related issues. The company has partnered with MSHA on several occasions for purposes of education, training, research, and technology sharing. As a result of this partnership, several breakthrough results have been created. Most noteworthy are the completion of a jointly created training seminar for MSHA inspectors and Stillwater supervisors as well as study and research efforts for reducing employee exposures to noise and diesel particulate matter.

     During 2004, continued focus to improve company safety performance resulted in an incidence rate reduction of 34% from 2003. This equates to a 42% reduction in incidence rates since the inception of the G.E.T. Safe safety management systems in 2001. The Assistant Secretary of Labor for Mine Safety and Health visited the Stillwater Mine during 2004 and presented the workforce with an award for “Most Improved Mine” in the Rocky Mountain District. This award acknowledged the mine’s reduction in injury incidence rates, of accidents and of injuries.

     The metallurgical complex in Columbus, Montana, continued to maintain a low incidence rate while being recognized by the Montana Department of Labor and OSHA as a leader in workplace safety. The smelter was the recipient of its eleventh SHARP Award and the refinery received its seventh. The SHARP program recognizes employers who have demonstrated exemplary achievements in workplace safety and health. By meeting the SHARP inspection requirements, these facilities may be exempt from general Occupational Safety and Heath Administration (OSHA) inspections for one year.

     In 2005, attention to further employee participation and involvement will be enhanced through hourly loss control representatives and the implementation of internal safety auditing processes.

EMPLOYEES

     As of December 31, 2004 and 2003, the company had 1,575 and 1,540 employees, respectively, in the following areas:

	NUMBER OF
	EMPLOYEES AT
SITE	DECEMBER 31,
	2004	2003
Stillwater Mine	972	990
East Boulder Mine	408	370
Smelter and Refinery Complex	142	131
Columbus Administration and Support	53	49

Total	1,575	1,540

     All of the company’s hourly employees at the Stillwater Mine, the East Boulder Mine, the smelter and refinery are represented by the Paper, Allied Industrial, Chemical and Energy Workers International Union (PACE). On July 1, 2004, a three-year contract was negotiated which covers substantially all hourly workers at the Stillwater Mine, the smelter and the refinery and calls for an annual average wage increase of approximately 3% per annum. The new contract was ratified by union members on July 19, 2004 following a ten-day work stoppage. Separately, the three-year contract covering all hourly workers at the East Boulder Mine will expire on July

1, 2005. See “Business and Properties — Risk Factors.”

REGULATORY AND ENVIRONMENTAL MATTERS

     General. The company’s business is subject to extensive federal, state and local government controls and regulations, including regulation of mining and exploration which could involve the discharge of materials and contaminants into the environment, disturbance of land, reclamation of disturbed lands, associated potential impacts to threatened or endangered species and other environmental concerns. In particular, statutes including, but not limited to, the Clean Air Act, the Clean Water Act, the Solid Waste Disposal Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act and the National Environmental Policy Act, impose permit requirements, effluent standards, air emission standards, waste handling and disposal restrictions and other design and operational requirements, as well as record keeping and reporting requirements, upon various aspects of mineral exploration, extraction and processing. In addition, the company’s existing mining operations may become subject to additional environmental control and mitigation requirements if applicable federal, state and local laws and regulations governing environmental protection, land use and species protection are amended or become more stringent in the future. The company is aware that federal regulation under the Solid Waste Disposal Act governing the manner in which secondary materials and by-products of mineral extraction and beneficiation are handled, stored and reclaimed or reused are subject to frequency review by the agencies which could affect the company’s facility design, operations, and permitting requirements. See “Business and Properties — Risk Factors.”

     The Stillwater Mine and East Boulder Mine are located on the northern edge of the Absaroka-Beartooth wilderness, about 30 miles north of Yellowstone National Park. Due to the proximity of the company’s operations to Yellowstone National Park and a wilderness area, the company’s operations are subject to stringent environmental controls that may adversely impact the company’s operations. For example, increasingly stringent requirements may be adopted under the Clean Water Act, Clean Air Act or Endangered Species Act which could require installation of environmental controls not required of competitors located overseas. See “Business and Properties — Risk Factors.”

     The company’s past and future activities may also cause it to be subject to liabilities under provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), and analogous state law. Such laws impose strict liability on certain categories of potentially responsible parties including current property owners for releases or threatened releases of hazardous substances into the environment that result in cleanup and other remediation costs.

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

     The company believes that its operations and facilities comply in all material respects with current federal, state and local permits and regulations, and that it holds all necessary permits for its operations at the Stillwater and East Boulder Mines and to complete all of its planned expansion projects, including at the East Boulder Mine. However, compliance with existing and future laws and regulations may require additional control measures and expenditures, which cannot be estimated at this time. Compliance requirements for new mines and mills may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. The cost of complying with future laws and regulations may render currently operating or future properties less profitable and could adversely affect the level of the company’s ore reserves and, in the worst case, render its mining operations uneconomic.

     Permitting and Reclamation. Operating Permits 00118 and 00149 issued by the Montana Department of State Lands encompass approximately 2,453 acres at the Stillwater Mine located in Stillwater County, Montana and 977 acres at the East Boulder Mine located in Sweet Grass County, Montana. The permits delineate lands that may be subject to surface disturbance. At present, approximately 420 acres have been disturbed at the Stillwater Mine, and 180 acres have been disturbed at the East Boulder Mine. The company employs concurrent reclamation wherever feasible.

     Reclamation regulations affecting the company’s operations are promulgated and enforced by the Hard Rock Bureau of the Montana Department of Environmental Quality (DEQ). Additional reclamation requirements may be imposed by the United States Forest Service (USFS) during the permitting process. For regulatory purposes, reclamation does not mean restoring the land to its pre- mining state. Rather, it means returning the post-mining land to a state which has stability and utility comparable to pre-mining conditions. Reclamation concerns include stabilization and vegetation of disturbed lands, controlling drainage from portals and waste rock dumps, removal of roads and structures, neutralization or removal of process solutions, treatment of mine water prior to discharge and visual aesthetics. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Environmental Obligations.”

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

     In the first quarter of 1999, an environmental group filed a complaint against the Montana DEQ challenging the adequacy of the Environmental Impact Statement and reclamation provisions developed in connection with the amendment to the permit. The company was not named in the complaint. In mid-2000, the company signed an agreement with the group and its affiliates (the Councils). Under the terms of the agreement, the Councils withdrew litigation against the Montana DEQ. The Councils also agreed not to file a protest against the renewal of the company’s water quality permit at the East Boulder Mine. For its part, the company agreed to programs that reduce traffic flows to both the Stillwater Mine and the East Boulder Mine. In addition, the company is funding expanded monitoring programs and the development of a watershed partnership for the Boulder River basin to assist residents in improving the quality of surface and ground water. Included in this is the funding of a long-term fishery study. The company estimates the total cost of all the environmental programs associated with the implementation of the agreement to be approximately $350,000 to $400,000 annually.

     The company’s environmental expenses were $1.7 million, $1.7 million and $1.8 million, for 2004, 2003 and 2002, respectively. The company had capital expenditures for environmental facilities during 2004, 2003 and 2002 of $7.7 million, $6.3 million and $0.3 million, respectively. The company’s ongoing operating expenditures for environmental compliance are expected to exceed approximately $2.5 million per year and will be expensed as incurred.

STOCK PURCHASE AGREEMENT TRANSACTION WITH MMC NORILSK NICKEL

     On June 23, 2003, the company and Norilsk Nickel completed a stock purchase transaction whereby the company issued 45,463,222 new shares of its common stock to Norimet, a wholly-owned subsidiary of MMC Norilsk Nickel, a Russian company. The company received consideration from Norimet consisting of $100.0 million in cash and 877,169 ounces of palladium valued at $148.2 million as of June 23, 2003. The aggregate value of the consideration was $248.2 million. The company was required to use one-half of the cash proceeds to prepay its term loans and was required to offer one-half of the cash proceeds received from the sale of the ounces as a prepayment of the previous credit facility. The previous credit facility was replaced in August of 2004, and currently the company is required to offer 25% of the cash proceeds received from the sale of these palladium ounces as a prepayment of the new credit facility. See “Credit Agreement” above.

     On September 3, 2003, Norimet completed a cash tender offer to acquire 4,350,000 shares of the company’s outstanding common stock. Following completion of the cash tender offer, Norimet owned 49,813,222 shares or 55.5% of the company’s then outstanding common stock. As of March 23, 2005 Norimet owned 49,813,222 shares or 55.0% of the company’s outstanding common stock.

COMPETITION: PALLADIUM AND PLATINUM MARKET

GENERAL

     Palladium and platinum are rare precious metals with unique physical qualities that are used in diverse industrial applications and in the jewelry industry. The development of a less expensive alternative alloy or synthetic material which has the same characteristics as PGMs could have a material adverse effect on the company’s operations. Although the company is unaware of any such alloy or material, there can be no assurance that none will be developed.

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

GLOBAL DEMAND

     Palladium demand increased or remained relatively stable for the period 1994 through 2000 and then dropped in 2001 and 2002 before starting to recover in 2003, (see palladium chart below). During 2004, demand for palladium continued to recover and for the year increased approximately 14% as compared to 2003. However, demand remains approximately 34% below the high established in 1999, according to Johnson Matthey’s Platinum 2004 Interim Review Report published in November 2004 (Johnson Matthey or the Johnson Matthey report). The Johnson Matthey report forecasts that the recovery in palladium demand will continue due to Chinese jewelers moving into the production of palladium jewelry, coupled with increased purchases by the auto industry. According to Johnson Matthey, demand or purchases of palladium had grown from 4.9 million ounces in 1994 to 9.4 million ounces in 1999, thereafter decreasing to 6.8 million ounces in 2001, 4.8 million ounces in 2002, recovering to 5.4 million ounces in 2003 and an estimated 6.1 million ounces in 2004. The huge drop in demand between 1999 and 2002 was driven by high palladium prices, as consumers switched to alternative materials, including platinum, engaged in thrifting (obtaining the same or better performance results with less material), and began to use safety stocks accumulated prior to 2001.

     Charts reproduced from the Johnson Matthey Platinum 2004 Interim Review. Permission to reproduce was neither sought nor obtained.

     Johnson Matthey also reported that platinum demand has increased from 4.6 million ounces in 1994 to 6.5 million ounces in 2004, a 41% increase and that demand for platinum exceeded supply in 2004 by only 40,000 ounces, moving closer to being in balance, (see platinum chart below).

     Chart reproduced from the Johnson Matthey Platinum 2004 Interim Review. Permission to reproduce was neither sought nor obtained.

     The unique physical qualities of PGMs include: (1) a high melting point; (i2) excellent conductivity and ductility; (3) a high level of resistance to corrosion; (4) strength and durability; and (5) strong catalytic properties.

     The largest application for palladium is in automotive catalytic converters. This industry represented approximately 56% of the worldwide palladium demand in 2003, but decreased to approximately 51% of the worldwide demand in 2004 as demand in other applications grew, especially for jewelry. According to Johnson Matthey, demand for palladium in the next several years is expected to continue growing, driven primarily by its use in catalytic converters which reduce harmful automobile emissions. Auto industry demand for palladium is forecasted to continue rising steadily in 2005, growing faster than 2004. In the U.S., the automobile industry is required to comply with National Low Emission Vehicle standards that progressively decrease permitted automotive emission levels. Europe and Japan have adopted more stringent standards for the future as well. With growing concern for cleaner air, it is expected that greater attention to automobile emissions will continue. This will have an undetermined effect on palladium and platinum demand. During 2004, the price of platinum strengthened, exceeding a weakening palladium price as inventories of palladium have acted to keep its price in check.

     Johnson Matthey estimated that approximately 15% of 2004 palladium demand was consumed in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices. Johnson Matthey also reported that dentistry continues to be a major user of palladium for gold-based dental alloys, and represented approximately 14% of the palladium demand for 2004.

     Prior to 2004, the principal use of palladium in jewelry was to make white gold jewelry, but during the first quarter of 2004 when the platinum price went above $900 per ounce Chinese jewelers began fabricating significant volumes of palladium jewelry. Johnson Matthey estimated that in 2004 with the introduction of palladium jewelry in China that demand for palladium for jewelry fabrication was 740,000 ounces or approximately 12% of the total palladium demand for 2004, an increase of almost 500,000 ounces from 2003.

     According to Johnson Matthey, approximately 66% of current world platinum production is used for industrial and manufacturing processes, most significantly for the manufacture of catalytic converters for the global auto industry. In addition to catalytic converters, industrial uses of platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells. The balance of current platinum demand is for the production of jewelry, such as gem settings for rings, and for investment/collector coins. Johnson Matthey also reported that demand for platinum exceeded supply in 2004 by only 40,000 ounces. See “Business and Properties — Risk Factors.”

GLOBAL SUPPLY

     The leading global sources of palladium and platinum production are mines located in the Republic of South Africa and the Russian Federation. The Johnson Matthey report estimated that South Africa provided approximately 36% of the palladium and 77% of the platinum sold worldwide during 2004. Johnson Matthey noted that the principal PGM mining companies in the Republic of South Africa are Anglo-American Platinum Corporation, Ltd., Impala Platinum Holdings, Ltd. and Lonmin Ltd. The Johnson Matthey report estimated that the Russian Federation, as a by-product of nickel production from Norilsk Nickel, provided approximately 46% of the palladium and approximately 13% of the platinum worldwide in 2004 (see charts below).

     Charts reproduced from the Johnson Matthey Platinum 2004 Interim Review. Permission to reproduce was neither sought nor obtained.

     Supply numbers provided by Johnson Matthey are for metals entering the market and do not necessarily represent metals produced during the years shown. For palladium this constitutes a significant year-to-year difference due to substantial inventories held by the Russian Government, at times by auto companies and by speculators. For platinum this is less significant, as inventories held by governments or private institutions have not been as material. Annual worldwide mine production of palladium for 2004 is estimated at 6.8 million ounces. Annual worldwide production of platinum for 2004 is estimated at 6.4 million ounces.

     Johnson Matthey expects the supply of palladium will continue to rise in 2005 as a result of increased PGM production from South Africa as platinum expansion projects are completed. Johnson Matthey estimates that Norilsk Nickel in Russia produced approximately 2.9 million ounces of palladium in 2004 as a by-product of nickel mining, and that portions of Russian government stockpiles accumulated over the years also were exported during the year but at a lower level than in 2003. If Russian government stockpiles of palladium and platinum still exist and are extensive, and if they are disposed of in the market in significant quantities, the increased supply could depress palladium prices. To the company’s knowledge, no official information on Russian inventories of palladium has been publicly disclosed.

     In addition to these sources, PGMs are recovered from automotive catalytic converters acquired from scrap dealers. A small but growing industry has developed in the collection and recovery of PGMs from scrap sources, including automotive catalytic converters, electronic and communications equipment and petroleum catalysts.

PRICES

     The company’s revenue and earnings depend in part upon world palladium and platinum market prices. The company has no direct control over these prices, which tend to fluctuate widely. The company does have the ability to hedge prices, however, and is working to increase demand by encouraging new uses for its products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Revenue” and “Factors That May Affect Future Results and Financial Condition.” The volatility of palladium and platinum prices is illustrated in the following table of the London PM Fix of annual high, low and average prices per ounce.

	PALLADIUM			PLATINUM
YEAR	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
1996	$144	$114	$128	$432	$367	$397
1997	$239	$118	$177	$497	$343	$396
1998	$419	$201	$284	$429	$334	$372
1999	$454	$285	$358	$457	$342	$377
2000	$970	$433	$680	$622	$414	$544
2001	$1,090	$315	$604	$640	$415	$529
2002	$435	$222	$338	$607	$453	$539
2003	$269	$148	$201	$840	$603	$691
2004	$333	$178	$230	$936	$767	$846
2005*	$208	$178	$188	$883	$844	$864

     * (Through March 23, 2005)

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

VULNERABILITY TO METALS PRICE VOLATILITY—CHANGES IN SUPPLY AND DEMAND COULD REDUCE MARKET PRICES

     Because the company’s sole source of revenue is the sale of platinum group metals, changes in the market price of platinum group metals significantly affect profitability. Many factors beyond the company’s control influence the market prices of these metals. These factors include global supply and demand, speculative activities, international political and economic conditions, currency exchange rates, and production levels and costs in other PGM-producing countries, principally Russia and South Africa.

     Over the last few years, the market price of palladium has been extremely volatile. After reaching a record high price level of $1,090 per ounce in January 2001, the price of palladium declined over a 27-month period until bottoming at a low of $148 per ounce in April 2003. Thereafter, the price gradually recovered, posting a high of $333 per ounce in April of 2004 and then declined again, closing 2004 at $184 per ounce. At March 23 2005, the market price of palladium was approximately $195 per ounce.

     The market price of platinum increased from $480 per ounce early in 2002 to approximately $600 per ounce by December 31, 2002, and continued to increase through 2003 to approximately $815 per ounce at December 31, 2003. During 2004, the price of platinum ranged from a high of $936 in April to a low of $767 per ounce in mid-May, and ended the year at about $859 per ounce. On March 23, 2005, the market price of platinum was approximately $859 per ounce.

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

     Reductions in PGM prices would adversely impact the company’s revenues, profits and cash flows. Protracted periods of low metals prices could significantly reduce revenues and the availability of required development funds, particularly after the company’s supply contracts expire, to levels that could cause portions of the company’s ore reserves and production plan to become uneconomic. This could cause substantial reductions to PGM production or suspension of mining operations. See “Business and Properties — Competition: Palladium and Platinum Market” for further explanation of these factors.

THE COMPANY DEPENDS UPON A FEW CUSTOMERS AND ITS SALES AND OPERATIONS COULD SUFFER IF IT LOSES ANY OF THEM

     The company is party to long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation for palladium and platinum produced from its mines. The company also enters into fixed forward and financially settled forward contracts for metal produced from secondary processing of catalysts, at the time the catalyst material is received. The company has also entered into long-term sales contracts with DaimlerChrysler, Mitsubishi Corporation and Engelhard Corporation to sell palladium received in the Norilsk Nickel transaction. The company’s revenues, as of December 31, 2004, were comprised of 60% from mine production, 17% from secondary processing and 23% from sales of palladium received in the Norilsk Nickel transaction and other. For more information about these sales contracts, see “Business and Properties — Current Operations — Sales and Hedging Activities”.

     As a result of these long-term sales contracts, the company is subject to the customers’ compliance with the terms of the contracts, their ability to terminate or suspend the contracts and the customers’ willingness and ability to pay. The loss of any of these customers or contracts could require the company to sell at prevailing market prices, which might expose it to lower metal prices as compared to the floor price structures under the sales contracts. In the event the company becomes involved in a disagreement with one or more of its customers, their compliance with these contracts may be at risk. In such an event, the company’s operating plans could be threatened. In addition, under the company’s syndicated credit facility, a default or modification of the sales contracts could prohibit additional loans or require the immediate repayment of outstanding loans. Thus, termination or breach by a customer could adversely impact the company’s operations and financial results.

     For the company’s fixed forwards and financially settled forwards related to secondary processing of catalysts, the company is subject to the customers’ compliance with the terms of the contracts, their ability to terminate or suspend the contracts and their willingness and ability to pay. The loss of any of these contracts or failure of a counterparty to perform could require the company to sell or purchase the metal in the open market, which could have a negative effect on the company.

     During the first quarter of 2004, the company entered into long-term sales contracts with three customers to sell the 877,169 ounces of palladium received from Norilsk Nickel transaction. As a result of these sales contracts, the company is subject to the customers’ compliance with the terms of the contracts, their ability to terminate or suspend the contracts and the customers’ willingness and ability to pay. The loss of any of these sales agreements would require the company to sell the metal in the open market, which might result in a lower price. Alternatively, the company might choose not to sell the metal or seek alternative contracts. In such an event the company’s revenues, earnings and cash flows could be negatively affected. See “Business and Properties — Current Operations — Sales and Hedging Activities” for additional information about the sales contracts.

FAILURE TO RENEW LONG-TERM SALES CONTRACTS FOR OUNCES PRODUCED FROM MINE PRODUCTION COULD RESULT IN CURTAILMENT OR CLOSURE OF OPERATIONS

     During 1998, the company entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation, which, when combined, represented about 60% of the company’s 2004 revenues. The contracts apply to ounces produced from the company’s mine production through December 2010. Under the contracts, the company has committed between 80% and 100% of its mined palladium production and between 70% and 80% of its mined platinum production. Metal sales are priced at a modest discount to market, with floor and ceiling prices that apply to all or a portion of the sales. Accordingly, the company benefits if the market price drops below the floor price of the contract but is unable to realize the full market price if the market price exceeds the ceiling price of the contract. These long-term sales contracts will expire in 2006, in 2008 and in 2010. Once these contracts expire, the company will be directly dependent on PGM market prices, without the price protection or risk due to the floors and ceilings of the long-term contracts. If the company is unable to extend or renew these contracts beyond 2010 with similar floor prices and the market price of PGMs remains below the company’s total cash funding requirements to produce PGMs, then operations may have to be curtailed, suspended or closed.

THE COMPANY HAS ONLY TWO PRINCIPAL SOURCES OF REVENUES FROM ITS MINING OPERATIONS

     In 2004, 43% and 17% of the company’s revenues were derived from its mining operations at the Stillwater Mine and East Boulder Mine, respectively. Prolonged interruption in operations at either location would have a negative impact on the company’s ability to generate revenues, profits and cash flow in the future. Material factors that could cause an interruption in operations at either mine are outlined in the “Risk Factors – Mining risks and potential inadequacy of insurance coverage — the company’s business is subject to significant risks that may not be covered by insurance.”

THE COMPANY IS A RELATIVELY HIGH COST PRIMARY PRODUCER

     The company’s products compete in a global market place with the products of other primary producers of PGMs. In many cases, these primary producers mine ore reserves with a higher ratio of platinum to palladium than the company and as a result enjoy higher average realizations per ounce than Stillwater Mining Company. The company also competes with mining companies who produce PGMs as a by-product of their primary commodity, principally nickel.

     The company’s cash cost of production and associated annual capital investment required to maintain its production are high relative to several other primary producers of PGMs. Most primary producers of PGMs are located in South Africa. In 2003 and 2004, the South African rand has been particularly strong relative to the U.S. dollar; this has increased the relative production costs of South African producers and consequently has improved the company’s competitive cost position. However, should the rand weaken in the future, this production cost advantage could diminish or reverse.

     Because of the company’s comparatively high cost structure, in periods of low PGM prices the company’s competitors may still operate profitably, while the company may not. Furthermore, the non-primary producers of PGMs will generally continue to produce and sell PGMs when prices are low, as PGMs are not their principal commodity.

ACHIEVEMENT OF THE COMPANY’S PRODUCTION GOALS IS SUBJECT TO UNCERTAINTIES

     Based on the complexity and uncertainty involved in operating underground mines, it is difficult to provide accurate production and cost forecasts. The company cannot be certain that either the Stillwater or East Boulder Mines will achieve the production levels forecasted or that the expected operating cost levels will be achieved or that funding will be available from internal and external sources in necessary amounts or on acceptable terms to continue the necessary development work. Failure to achieve the company’s production forecast would negatively affect the company’s revenues, profits and cash flows. The reduction in financial performance could also impact certain covenants under the company’s credit facility. As the extent of underground operations continues to expand at depth and horizontally, it is likely that operating costs will increase unless employee productivity is increased. Also, as additional underground infrastructure is constructed, amortization expense will increase unless additional ore reserves are identified. The change in amortization method following the 2003 impairment charge also is expected to result in higher amortization expense in future periods (See “Property, Plant and Equipment” in Note 2 to the company’s consolidated financial statements). Such increased costs could adversely affect the company’s profitability.

     New mining operations often experience unexpected problems during initial years of operation, which can result in substantial delays in reaching commercial production. The East Boulder Mine commenced commercial operations in 2002, has not yet reached its original planned 2,000 ton-per-day operating rate and has an operating history of only three years. As a result, estimates of future cash operating costs at East Boulder Mine are based largely on the company’s limited experience at the East Boulder Mine and on operating experience in the Stillwater Mine portion of the J-M Reef. Actual production, cash operating costs and economic returns may differ significantly from those currently estimated or those established in future studies and estimates. At the East Boulder Mine, the total cash costs per PGM ounce (a non-GAAP measure) increased from $343 in 2003 to $344 in 2004.

ORE RESERVES ARE VERY DIFFICULT TO ESTIMATE AND ORE RESERVE ESTIMATES MAY REQUIRE ADJUSTMENT IN THE FUTURE; CHANGES IN ORE GRADES, MINING PRACTICES AND ECONOMIC FACTORS COULD MATERIALLY AFFECT THE COMPANY’S PRODUCTION AND REPORTED RESULTS

     Ore reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from limited drilling, which may prove unreliable. Reported ore reserves are comprised of a proven component and a probable component. (See Glossary for definitions.) For proven ore reserves, distances between samples range from 25 to 100 feet, but are typically spaced at 50-foot intervals both horizontally and vertically. The sample data for proven ore reserves consists of survey data, lithological data and assay results. This data is entered into a 3-dimensional modeling software package. The data is analyzed to produce a 3-dimensional solid block model of the resource. The assay values are further analyzed by a geostatistical modeling technique (kriging) to establish a grade distribution within the 3-dimensional block model. Dilution is then applied to the model and a diluted thickness and grade is calculated for each block. Ore and waste tons, contained ounces and grade are then calculated and summed for all blocks. A percent mineable factor based on historic geologic unit values is applied and the final proven ore reserve tons and grade are calculated.

     Probable ore reserves are based on longer projections, up to a maximum radius of 1,000 feet beyond the limit of existing drill hole sample intercepts of the J-M Reef obtained from surface and underground drilling. Statistical modeling and established continuity of the J-M Reef as determined from results of mining activity to date support the company’s technical confidence in estimates of tonnage and grade over this projection distance. Where appropriate, projections for the probable ore reserve determination are constrained by any known or anticipated restrictive geologic features. The probable ore reserve estimate of tons and grade is based on the projection of factors calculated from adjacent proven ore reserve blocks or from diamond drilling data where available. The factors consist of a probable area, average thickness, average grade and percent mineable. The area is calculated based on the 1,000-foot projections, the thickness and grade is calculated based on long-term proven ore reserve results in adjacent areas and the percent mineable is calculated based on long-term mine production results from proven areas. Contained ounces are calculated based on area (square feet) times thickness (feet) times grade (ounces per ton) times percent mineable (%) divided by density (expressed as cubic feet per ton). As a result, probable ore reserve estimates are less reliable than estimates of proven ore reserves. Both proven and probable ore reserve projections are limited by certain modifying factors, including geologic evidence, economic criteria and mining constraints.

     Actual period-to-period conversion of probable ore reserves to proven ore reserves may result in increases or decreases to the total reported amount of ore reserves. Conversion, an indicator of the success in upgrading probable ore reserves to proven ore reserves, is evaluated annually as described under “Ore Reserves” on page 11. For the years 1997 through 2004 at the Stillwater Mine the conversion rates of probable to proven ore reserve tons were 163%, 150%, 66%, 111%, 104%, 71%, 52% and 62%, respectively. At the East Boulder Mine, where production has been under way since 2001, conversion rates of probable ore reserves to proven ore reserves were 88% in 2001, 91% in 2002, 86% in 2003, and 125% in 2004. Conversion rates are affected by a number of factors, including geological variability, applicable mining methods, changes in safe mining practices, economic factors and new regulatory requirements.

     Ore reserve estimates are expressions of professional judgment based on knowledge, experience and industry practice. The company cannot be certain that its estimated ore reserves are accurate, and future conversion and production experience could differ materially from such estimates. Should the company encounter mineralization or formations at any of its mines or projects different from those predicted by drilling, sampling and similar examinations, reserve estimates may have to be adjusted and mining plans may have to be altered in a way that might adversely affect its operations. Declines in the market prices of platinum group metals may render the mining of some or all of the company’s ore reserves uneconomic. The grade of ore may vary significantly from time to time and between the Stillwater Mine and the East Boulder Mine, as with any mining operation. The company cannot assure that any particular level of metal may be recovered from the ore reserves. Moreover, short-term factors relating to the ore reserves, such as the availability of production workplaces, the need for additional development of the orebody or the processing of new or different ore types or grades, may impair the company’s profitability in any particular accounting period.

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

     If impairment exists then a calculation of fair value must be made. If fair value is lower than the carrying value of the assets, then the carrying value must be adjusted down to the fair value.

     In the future, were the company to experience a prolonged period of low PGM prices adversely affecting the determination of ore reserves, the company could face an impairment calculation. Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between projections and actual outcomes for key factors such as PGM prices, recoverable ounces, and/or the company’s operating performance could have a material effect on the company’s ability to recover the carrying amounts of its long-lived assets, potentially resulting in further impairment charges in the future. The company has estimated that the combined long-term PGM market price level below which ore reserves start to be constrained economically is about $342 per ounce. (“See Business and Properties – Ore Reserves – Discussion” for a chart demonstrating this.)

USERS OF PGMS MAY SUBSTITUTE OTHER MATERIALS FOR PALLADIUM AND PLATINUM

     High PGM prices may lead users of PGMs to substitute other materials for palladium and platinum or to reduce the amounts they consume. The automobile, electronics and dental industries are the three largest sources of palladium demand. In response to supply concerns and high market prices for palladium, some automobile manufacturers in the past have sought alternatives to palladium and so reduced their palladium purchases. There has been some substitution of other metals for palladium in the automobile, electronics and dental applications. High platinum prices likewise tend to reduce demand by driving users toward alternative metals. The principal demand for platinum is in the automobile and chemical industries and for jewelry. Substitution in all of these industries may increase significantly if the PGM market prices rise or if supply becomes unreliable. Significant substitution for any reason, in the absence of alternative uses for PGMs being identified, could result in a material PGM price decrease, which would negatively affect the company’s revenues and profitability.

IF THE COMPANY IS UNABLE TO OBTAIN SURETY BONDS TO COLLATERALIZE ITS RECLAMATION LIABILITIES, OPERATING PERMITS MAY BE IMPACTED

     The company is required to post surety bonds, letters of credit, cash or other acceptable financial instruments to guarantee performance of reclamation activities at the Stillwater and East Boulder Mines. As a result of a significant reduction of liquidity in the surety bond market, the total bonding capacity of the U.S. insurance industry has been severely reduced. In addition, the State of Montana has been requiring higher bonding levels at mining operations throughout the state. The surety amount at the East Boulder Mine was $11.5 million during 2004, comprised of $4.0 million of surety bonds and a $7.5 million letter of credit. At December 31, 2004, the Stillwater Mine carried reclamation bonds totaling $8.9 million, an amount which could increase substantially in the future. The company expects that the Stillwater Mine bonding status will be reviewed and adjusted by certain government agencies during 2005, and in all likelihood, the required bond amount will be increased. In the event that increased bonding requirements are imposed and the company is unable to obtain the required bonds or otherwise provide acceptable surety, the ability to operate under existing operating permits could be adversely affected, which could have a significant adverse affect on the company’s operations.

MINING RISKS AND POTENTIAL INADEQUACY OF INSURANCE COVERAGE — THE COMPANY’S BUSINESS IS SUBJECT TO SIGNIFICANT RISKS THAT MAY NOT BE COVERED BY INSURANCE

     Underground mining and milling, smelting and refining operations involve a number of risks and hazards, including:

•	unusual and unexpected rock formations affecting ore or wall rock characteristics,

•	ground or slope failures,

•	cave-ins, ground water influx and other mining or ground-related problems,

•	environmental hazards,

•	industrial accidents,

•	organized labor disputes or work slow-downs,

•	metallurgical and other processing, smelting or refining problems,

•	wild fires, flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of God,

•	mechanical equipment failure and facility performance problems, and

•	the availability and cost of critical materials and equipment.

     Such risks could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. Several fatal accidents have occurred at the company’s mines since operations began in 1986. Future industrial accidents could have a material adverse effect on its business and operations. The company cannot be certain that its insurance will cover certain of the risks associated with mining or that it will be able to maintain insurance to cover these risks at economically feasible premiums. Furthermore, the cost of insurance has dramatically increased as a result of worldwide economic conditions. The company might also become subject to liability for environmental damage or other hazards which may be uninsurable or for which it may elect not to insure because of premium costs or commercial impracticality. Losses from such events could have a negative impact on the company’s business, financial condition and results of operations.

HEDGING AND LONG-TERM SALES CONTRACTS COULD LIMIT THE REALIZATION OF HIGHER METAL PRICES

     The company enters into hedging contracts from time to time in an effort to reduce the negative effect of price changes on its cash flow. These hedging activities typically consist of contracts that require the company to deliver specific quantities of metal, or to financially settle the obligation in the future at specific prices. The company may also hedge pricing through the sale of call options and the purchase of put options. See “Business and Properties — Current Operations — Sales and Hedging Activities” for a discussion of the company’s hedge positions. While hedging transactions are intended to reduce the negative effects of price decreases, they can also prevent the company from benefiting fully from price increases. If PGM prices are above the price at which future production has been hedged, the company would have an opportunity loss upon settlement.

     The company has entered into long-term sales contracts that provide a floor price and a ceiling price for sales of a portion of its production. To the extent PGM prices exceed the ceiling price of the sales contracts, the company will not receive full market price at the time of sale. For a description of these contracts, see “Business and Properties—Current Operations—PGM Sales and Hedging Activities”.

CHANGES TO REGULATIONS AND COMPLIANCE WITH REGULATIONS COULD INCREASE COSTS AND CAUSE DELAYS

     The company’s business is subject to extensive federal, state and local environmental controls and regulations, including regulations associated with the implementation of the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Metals Mines Reclamation Act and numerous permit stipulations as documented in the Record of Decision for each operating entity. These laws are continually changing and, as a general matter, are becoming more restrictive. Compliance with these regulations requires the company to obtain permits issued by federal, state and local regulatory agencies. Certain permits require periodic renewal or review of their conditions. The company cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed. Nonrenewal of permits or the imposition of additional conditions could eliminate or severely restrict the company’s ability to conduct its operations. See “Business and Properties — Regulatory and Environmental Matters”.

     Compliance with existing and future environmental laws and regulations may require additional control measures and expenditures which the company cannot reasonably predict. Environmental compliance requirements for new mines may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. Expansion may require new environmental permitting at the Stillwater Mine and mining and processing facilities at the East Boulder Mine. Private parties may pursue legal challenges of the company’s permits. See “Business and Properties — Regulatory and Environmental Matters”.

     The company’s activities are also subject to extensive federal, state and local laws and regulations governing matters relating to mine safety, occupational health, labor standards, prospecting, exploration, production, exports, smelting and refining operations and taxes. Compliance with these and other laws and regulations, including new requirements implemented under guidance of the Department of Homeland Security, could require additional capital outlays, which could negatively impact the company’s cash flow.

THE COMPANY IS SUBJECT TO COVENANTS IN ITS CREDIT AND LEASE AGREEMENTS WHICH IT MAY NOT ALWAYS BE ABLE TO MEET

     The company’s agreement with a syndicate of financial institutions provides a credit facility that contains covenants relating to meeting certain specific financial objectives and limits on annual capital expenditures. The credit facility consists of a term loan and a revolving credit facility. The company also is party to certain lease agreements which contain financial covenants. If significant operational problems are incurred or company performance is otherwise impaired, the company may breach one of its covenants and require a covenant amendment or waiver. Under such circumstances, if the necessary amendments or waivers are not granted by the respective financial institutions, the loans will be in default and could be declared immediately due and payable. For further information on the credit facility, see “Business and Properties – Current Operations - Credit Agreement.”

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

The company cannot be certain that it will be able to maintain an adequate supply of miners and other personnel or that its labor expenses will not increase as a result of a shortage in supply of such workers. The company currently employs 433 miners. Failure to maintain an adequate supply of miners could limit the company’s ability to meet its contractual requirements. The company had approximately 1,575 employees at December 31, 2004, of which about 785 located at the Stillwater Mine and 105 at the Columbus facilities are covered by a collective bargaining agreement with PACE Local 8-001, expiring June 30, 2007. On July 1, 2002, employees at the East Boulder Mine became covered by a collective bargaining agreement with PACE Local 8-001, expiring June 30, 2005. About 330 employees were covered under this agreement at December 31, 2004. A strike or other work stoppage by the company’s represented employees could result in a significant disruption of the company’s operations and higher ongoing labor costs.

UNCERTAINTY OF TITLE TO PROPERTIES — THE VALIDITY OF UNPATENTED MINING CLAIMS IS SUBJECT TO TITLE RISK

     The company has a number of unpatented mining claims. See “Business and Properties — Current Operations — Title and Royalties”. The validity of unpatented mining claims on public lands, which constitute most of the company’s property holdings, is often uncertain and possessory rights of claimants subjected to challenge. Unpatented mining claims may be located on lands open to appropriation of mineral rights, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and the vulnerability to challenges of third parties or the federal government. The validity of an unpatented mining claim or millsite, in terms of its location and its maintenance, depends on strict compliance with a complex body of federal and state statutory and decisional law and, for unpatented mining claims, the existence of a discovery of valuable minerals. In addition, few public records exist to definitively control the issues of validity and ownership of unpatented mining claims or millsites. While the company pays annual maintenance fees and has obtained mineral title reports and legal opinions for some of the unpatented mining claims or millsites in accordance with the mining laws and what the company believes is standard industry practice, the company cannot be certain that the mining laws will not be changed nor that the company’s possessory rights to any of its unpatented claims may not be deemed defective and challenged.

RELIANCE ON THIRD PARTIES FOR SOURCING OF SECONDARY PROCESSING MATERIALS

     The company has excess smelter and refinery capacity and purchases catalyst materials from third parties for recycling activities to recover PGMs. The company has entered into a long-term sourcing agreement for catalyst material with one vendor. This vendor provides the primary source of catalyst material for the company’s secondary processing activities. As a result of this agreement, the company is subject to the vendor’s compliance with the terms of the agreement and their ability to terminate or suspend the agreement. Should the sourcing agreement be terminated, the company could suffer a loss of revenue as a result of the termination. This loss of revenue could have a negative impact on the company’s business, financial condition and results of operations

THE COMPLEXITY OF PROCESSING PLATINUM GROUP METALS POSES OPERATIONAL AND ENVIRONMENTAL RISKS IN ADDITION TO TYPICAL MINING RISKS

     The company’s processing facilities include concentrators at each mine site to grind the ore and extract the contained metal sulfides and a smelter and base metals refinery located in Columbus, Montana. These processes ultimately produce a PGM filter cake that is shipped for final refining to third party refiners. The Columbus operations involve pyrometallurgical and hydrometallurgical processes that utilize high temperatures and pressures and caustic chemicals to extract PGMs and other metals from the concentrator matte. These processes also generate waste gases that are scrubbed to eliminate sulfur dioxide emissions. While the environmental and safety performance of these facilities to date has been outstanding, there can be no assurance that incidents such as solution spills, sulfur dioxide discharges, accidents involving hot metals and product spills in transportation will not occur in the future. Such incidents potentially could result in more stringent environmental or operating restrictions on these facilities and additional expenses to the company, which could have a negative impact on its results of operations and cash flows.

ITEM 3

LEGAL PROCEEDINGS

     The company is involved in various claims and legal actions arising in the ordinary course of business, including employee injury claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company’s consolidated financial position, results of operations or liquidity, and the likelihood that a loss contingency will occur in connection with these claims is remote.

STOCKHOLDER SUITS

     In 2002, nine lawsuits were filed against the company and certain senior officers in United States District Court, Southern District of New York, purportedly on behalf of a class of all persons who purchased or otherwise acquired common stock of the company from April 20, 2001 through and including April 1, 2002. They assert claims against the company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by the company regarding its financial performance and, in particular, its accounting for probable ore reserves. In July 2002, the court consolidated these actions, and in May 2003, the case was transferred to federal district court in Montana. In May 2004, defendants filed a motion to dismiss plaintiffs’ second amended complaint, and in June 2004, plaintiffs filed their opposition and defendants filed their reply. Defendants have reached an agreement in principle with plaintiffs to settle the federal class action subject to documentation and court approval. Under the proposed agreement, any settlement amount will be paid by the company’s insurance carrier and will not involve any out-of-pocket payment by the company or the individual defendants. In light of the proposed settlement, the parties requested and the court has ordered that the hearing on defendants’ motion to dismiss be continued from February 3, 2005 to April 22, 2005.

     On June 20, 2002, a stockholder derivative lawsuit was filed against the company (as a nominal defendant) and certain of its current and former directors in state court in Delaware. It arises out of allegations similar to those in the class action and seeks damages allegedly on behalf of the stockholders of Stillwater for breach of fiduciary duties by the named directors. No relief is sought against the company, which is named as a nominal defendant.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

PART II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

     Not Applicable

ITEM 6

SELECTED FINANCIAL DATA

(in thousands, except per share and current ratio data)	2004	2003	2002	2001	2000
INCOME STATEMENT DATA

Revenue (1)
Mine production	$266,684	$240,406	$275,599	$277,381	$225,232
Secondary processing	76,388	8,866	15,177	29,202	17,706
Sales of palladium received in Norilsk Nickel transaction and other	104,455	6,551	1,535	—	—

Total revenue	$447,527	$255,823	$292,311	$306,583	$242,938

Costs and Expenses

Cost of metals sold: (1)
Mine production	171,324	173,960	172,071	136,538	105,141
Secondary processing	71,326	7,988	14,122	27,087	16,467
Sales of palladium received in Norilsk Nickel transaction and other	82,402	6,728	2,033	—	—

Total cost of metals sold	325,052	188,676	188,226	163,625	121,608

Depreciation and amortization (1)
Mine production	59,568	40,700	38,722	23,649	17,556
Secondary processing	48	71	71	72	67

Total depreciation and amortization	59,616	40,771	38,793	23,721	17,623
General and administration (1)	19,737	14,700	13,903	22,342	9,753
Impairment of property, plant and equipment	—	390,295	—	—	—

Operating income (loss)	$39,480	$(380,696)	$57,327	$84,229	$93,954
Total income tax benefit (provision)	$(3)	$74,939	$(8,945)	$(20,325)	$(27,150)
Net income (loss)	$29,838	$(323,260)	$31,684	$65,804	$61,464
Other comprehensive income (loss), net of tax	$(4,145)	$585	$(7,139)	$12,872	$—
Comprehensive income (loss)	$25,693	$(322,675)	$24,545	$78,676	$61,464
Pro-forma net income (loss) assuming the new amortization method is applied retroactively (2)	$23,803	$(241,729)	$15,058	$54,491	$52,403
Weighted average common shares outstanding
Basic	90,180	67,807	42,900	38,732	38,507
Diluted	90,540	67,807	43,004	39,214	39,250
Basic earnings per share
Net income (loss)	$0.33	$(4.77)	$0.74	$1.70	$1.60
Diluted earnings per share
Net income (loss)	$0.33	$(4.77)	$0.74	$1.68	$1.57
Pro-forma amounts assuming the new amortization method is applied retroactively (2)

Basic earnings per share
Net income (loss)	$0.26	$(3.56)	$0.35	$1.41	$1.36
Diluted earnings per share
Net income (loss)	$0.26	$(3.56)	$0.35	$1.39	$1.34

CASH FLOW DATA
Net cash provided by operating activities	$136,840	$47,215	$52,138	$106,792	$117,674
Net cash used in investing activities	$77,801	$54,156	$68,837	$195,648	$191,481
Net cash provided by financing activities	$1,352	$29,639	$14,751	$85,548	$89,180

(1)	The 2003, 2002, 2001 and 2000 amounts for revenues, cost of metals sold, depreciation and amortization, and general and administration have been reclassified to conform with current year presentation. See Note 2 to the company’s consolidated financial statements.

(2)	See Note 3 to the company’s consolidated financial statements.

ITEM 6

SELECTED FINANCIAL DATA

(Continued)

(in thousands, except per share and current ratio data)	2004	2003	2002	2001	2000
BALANCE SHEET DATA
Cash and cash equivalents	$96,052	$35,661	$12,963	$14,911	$18,219
Inventories	$159,942	$202,485	$52,058	$42,944	$42,625
Total current assets	$303,655	$265,006	$112,475	$85,790	$74,155
Property, plant and equipment	$434,924	$419,528	$794,019	$774,036	$602,110
Total assets	$744,718	$690,588	$914,214	$868,221	$679,026
Current portion of long-term debt and capital lease obligations	$1,986	$1,935	$21,461	$9,008	$1,970
Portion of debt repayable upon liquidation of finished palladium in inventory	$19,076	$74,106	$—	$—	$—
Total current liabilities	$67,238	$110,270	$65,783	$63,507	$59,195
Long-term debt and capital lease obligations	$143,028	$85,445	$198,866	$246,803	$157,256
Total liabilities	$231,989	$211,291	$355,000	$393,098	$278,412
Stockholders’ equity	$512,729	$479,297	$559,214	$475,123	$400,614
Working capital	$236,417	$154,736	$46,692	$22,283	$14,960
Current ratio	4.5	2.4	1.7	1.4	1.3

OPERATING AND COST DATA (in thousands, except per ounce and per ton costs)	2004	2003	2002	2001	2000
Consolidated:
Ounces produced:
Palladium	439	450	476	405	330
Platinum	130	134	141	121	100

Total	569	584	617	526	430

Tons milled	1,212	1,185	1,257	829	678
Mill head grade (ounce per ton)	0.51	0.53	0.54	0.66	0.69

Sub-grade tons milled (1)	58	84	74	65	78
Sub-grade mill head grade (ounce per ton)	0.22	0.20	0.17	0.21	0.23

Total tons milled (1)	1,270	1,269	1,331	894	756
Combined mill head grade (ounce per ton)	0.50	0.51	0.52	0.63	0.64
Total mill recovery (%)	91	91	90	90	89

Total operating costs per ounce (Non-GAAP) (2), (3)	$254	$249	$256	$230	$223
Total cash costs per ounce (Non-GAAP) (2), (3)	$297	$283	$287	$264	$264
Total production costs per ounce (Non-GAAP) (2), (3)	$402	$354	$351	$311	$305
Total operating costs per ton milled (Non-GAAP) (2), (3)	$114	$115	$119	$130	$127
Total cash costs per ton milled (Non-GAAP) (2), (3)	$133	$130	$133	$149	$150
Total production costs per ton milled (Non-GAAP) (2), (3)	$180	$163	$163	$175	$173
Stillwater Mine:
Ounces produced:
Palladium	311	328	379	388	330
Platinum	94	100	113	116	100

Total	405	428	492	504	430

Tons milled	728	730	892	829	678
Mill head grade (ounce per ton)	0.59	0.62	0.60	0.66	0.69

Sub-grade tons milled (1)	58	84	55	65	78
Sub-grade mill head grade (ounce per ton)	0.22	0.20	0.16	0.21	0.23

Total tons milled (1)	786	814	947	894	756
Combined mill head grade (ounce per ton)	0.56	0.58	0.58	0.63	0.64
Total mill recovery (%)	92	91	90	90	89

Total operating costs per ounce (Non-GAAP) (2), (3)	$238	$231	$235	$230	$223
Total cash costs per ounce (Non-GAAP) (2), (3)	$278	$262	$263	$264	$264
Total production costs per ounce (Non-GAAP) (2), (3)	$366	$322	$318	$311	$305

Total operating costs per ton milled (Non-GAAP) (2), (3)	$123	$121	$122	$130	$127
Total cash costs per ton milled (Non-GAAP) (2), (3)	$143	$138	$137	$149	$150
Total production costs per ton milled (Non-GAAP) (2), (3)	$189	$169	$165	$175	$173
East Boulder Mine:
Ounces produced:
Palladium (4)	128	122	97	17	—
Platinum (4)	36	34	28	5	—

Total (4)	164	156	125	22	—

Tons milled (4)	484	455	365	85	—
Mill head grade (ounce per ton) (4)	0.39	0.39	0.39	0.31	—

Sub-grade tons milled (1)	—	—	19	—	—
Sub-grade mill head grade (ounce per ton)	—	—	0.20	—	—

Total tons milled (1), (4)	484	455	384	85	—
Combined mill head grade (ounce per ton) (4)	0.39	0.39	0.38	0.31	—
Total mill recovery (%) (4)	88	89	88	92	—

Total operating costs per ounce (Non-GAAP) (2), (3)	$294	$299	$335	$—	$—
Total cash costs per ounce (Non-GAAP) (2), (3)	$344	$343	$381	$—	$—
Total production costs per ounce (Non-GAAP) (2), (3)	$491	$441	$478	$—	$—

Total operating costs per ton milled (Non-GAAP) (2), (3)	$100	$103	$110	$—	$—
Total cash costs per ton milled (Non-GAAP) (2), (3)	$117	$118	$125	$—	$—
Total production costs per ton milled (Non-GAAP) (2), (3)	$167	$151	$156	$—	$—

(in thousands, where noted)	2004	2003	2002	2001	2000
SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium	432	459	469	391	324
Platinum	125	131	143	114	100

Total	557	590	612	505	424

Other PGM activities (7)
Palladium	418	5	10	11	7
Platinum	77	18	19	22	17
Rhodium	21	1	3	4	2

Total	516	24	32	37	26

Average realized price per ounce (5)
Palladium	$376	$352	$436	$570	$560
Platinum	$839	$603	$511	$498	$481
Combined (6)	$480	$408	$454	$554	$541

Other PGM activities (7)
Palladium	$231	$216	$348	$689	$599
Platinum	$817	$666	$485	$555	$481
Rhodium	$1,032	$512	$816	$1,748	$1,661

Average market price per ounce (5)
Palladium	$230	$201	$338	$604	$680
Platinum	$846	$691	$539	$529	$544
Combined (6)	$368	$309	$385	$586	$648

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only. Amounts for 2002 and 2001 have been adjusted to conform with the current year presentation.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, taxes other than income tax and other. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment writedowns, gain or loss on disposal of property, plant and equipment, restructuring costs, Norilsk Nickel transaction expenses and interest income and expense are not included in total operating costs, total cash costs or total production costs.

(3)	Operating cost per ton, operating cost per ounce, cash cost per ton, cash cost per ounce, production cost per ton and production cost per ounce represent non-U.S. Generally Accepted Accounting Principles (GAAP) measurements that management uses to monitor and evaluate the efficiency of its mining operations. See table “Reconciliation of Non-GAAP measures to cost of revenue” and accompanying discussion.

(4)	The ounces recovered and tons milled from the East Boulder Mine during 2001 were generated from construction and development activities. Proceeds generated from the ounces during 2001 were credited against capital mine development in 2001. Costs incurred for the mining of these tons during 2001 were charged to capital mine development in 2001.

(5)	The company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices and hedging gains and losses realized on commodity instruments and exclude contract discounts, divided by ounces sold. The average market price represents the average London PM Fix for the actual months of the period.

(6)	The company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the refinery.

(7)	Ounces sold and average realized price per ounce from other PGM activities are primarily relate to ounces produced from secondary processing of catalyst material and palladium received in the Norilsk Nickel transaction.

Reconciliation of Non-GAAP measures to cost of revenues

     The company utilizes certain non-GAAP measures as indicators in assessing the performance of its mining and processing operations during any period. Because of the processing time required to complete the extraction of finished PGM products, there are typically lags from one to three months between ore production and sale of the finished product. Sales in any period include some portion of material mined and processed from prior periods as the revenue recognition process is completed. Consequently, while cost of revenues (a GAAP measure included in the company’s Consolidated Statement of Operations and Comprehensive Income/(Loss)) appropriately reflects the expense associated with the materials sold in any period, the company has developed certain non-GAAP measures to assess the costs associated with its producing and processing activities in a particular period and to compare those costs between periods.

     While the company believes that these non-GAAP measures may also be of value to outside readers, both as general indicators of the company’s mining efficiency from period to period and as insight into how the company internally measures its operating performance, these non-GAAP measures are not standardized across the mining industry and in most cases will not be directly comparable to similar measures that may be provided by other companies. These non-GAAP measures are only useful as indicators of relative operational performance in any period, and because they do not take into account the inventory timing differences that are included in cost of revenues, they cannot meaningfully be used to develop measures of profitability. A reconciliation of these measures to cost of revenues for each period shown is provided as part of the following tables, and a description of each non-GAAP measure is provided below.

     Total Cost of Revenues: For the company on a consolidated basis, this measure is equal to consolidated cost of revenues, as reported in the Consolidated Statement of Operations and Comprehensive Income/(Loss). For the Stillwater Mine, East Boulder Mine, and other PGM activities, the company segregates the expenses within cost of revenues that are directly associated with each of these activities and then allocates the remaining facility costs included in consolidated cost of revenues in proportion to the monthly volumes from each activity. The resulting total cost of revenues measures for Stillwater Mine, East Boulder Mine and other PGM activities are equal in total to consolidated cost of revenues as reported in the company’s Consolidated Statement of Operations and Comprehensive Income/(Loss).

     Total Production Costs (Non-GAAP): Calculated as total cost of revenues (for each mine or consolidated) adjusted to exclude gains or losses on asset dispositions, costs and profit from secondary recycling, and changes in product inventories. This non-GAAP measure provides an indication of the total costs incurred in association with production and processing in a period, before taking into account the timing differences resulting from inventory changes and before any effect of asset dispositions or secondary recycling activities. It is used by the company as a comparative measure of the level of total production and processing activities in a period, and may be compared to prior periods or between the company’s mines. As noted above, because this measure does not take into account the inventory timing differences that are included in cost of revenues, it cannot be used to develop meaningful measures of earnings or profitability.

     When divided by the total tons milled in the respective period, Total Production Cost per Ton Milled (Non-GAAP) - measured for each mine or consolidated — provides an indication of the cost per ton milled in that period. Because of variability of ore grade in the company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. And because ore tons are first actually weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Production Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Production Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.

     When divided by the total recoverable PGM ounces from production in the respective period, Total Production Cost per Ounce (Non-GAAP) - measured for each mine or consolidated — provides an indication of the cost per ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because extracting PGM material is ultimately the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the company’s mines. Consequently, Total Production Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Production Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

     Total Cash Costs (Non-GAAP): This non-GAAP measure is calculated by excluding the depreciation and amortization and asset retirement costs from Total Production Costs (Non-GAAP) for each mine or consolidated. The company uses this measure as a comparative indication of the cash costs related to production and processing in any period. As noted above, because this measure does not take into account the inventory timing differences that are included in cost of revenues, it cannot be used to develop meaningful measures of earnings or profitability.

     When divided by the total tons milled in the respective period, Total Cash Cost per Ton Milled (Non-GAAP) - measured for each mine or consolidated- provides an indication of the level of cash costs incurred per ton milled in that period. Because of variability of ore grade in the company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. And because ore tons are first weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Cash Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Cash Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.

     When divided by the total recoverable PGM ounces from production in the respective period, Total Cash Cost per Ounce (Non-GAAP) - measured for each mine or consolidated- provides an indication of the level of cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the company’s mines. Consequently, Total Cash Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Cash Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

     Total Operating Costs (Non-GAAP): This non-GAAP measure is derived from Total Cash Costs (Non-GAAP) for each mine or consolidated by excluding royalty, tax and insurance expenses from Total Cash Costs (Non-GAAP). Royalties, taxes and insurance costs are contractual or governmental obligations outside of the control of the company’s mining operations, and in the case of royalties and most taxes, are driven more by the level of sales realizations rather than by operating efficiency. Consequently, Total Operating Costs (Non-GAAP) is a useful indicator of the level of production and processing costs incurred in a period that are under the control of mining operations. As noted above, because this measure does not take into account the inventory timing differences that are included in cost of revenues, it cannot be used to develop meaningful measures of earnings or profitability.

     When divided by the total tons milled in the respective period, Total Operating Cost per Ton Milled (Non-GAAP) - measured for each mine or consolidated- provides an indication of the level of controllable cash costs incurred per ton milled in that period. Because of variability of ore grade in the company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. And because ore tons are first actually weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Operating Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Operating Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.

     When divided by the total recoverable PGM ounces from production in the respective period, Total Operating Cost per Ounce (Non-GAAP) - measured for each mine or consolidated- provides an indication of the level of controllable cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the company’s mines. Consequently, Total Operating Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Operating Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

(in thousands, except per ounce and per ton data)	2004	2003	2002	2001	2000
Consolidated:
Total operating costs (Non-GAAP)	$144,589	$145,452	$157,649	$116,097	$94,637
Total cash costs (Non-GAAP)	$168,915	$165,528	$177,175	$132,810	$112,100
Total production costs (Non-GAAP)	$228,940	$206,570	$216,405	$156,749	$129,848
Divided by total ounces	569	584	617	504	430
Divided by total tons milled	1,270	1,269	1,331	894	756

Total operating cost per ounce (Non-GAAP)	$254	$249	$256	$230	$223
Total cash cost per ounce (Non-GAAP)	$297	$283	$287	$264	$264
Total production cost per ounce (Non-GAAP)	$402	$354	$351	$311	$305

Total operating cost per ton milled (Non-GAAP)	$114	$115	$119	$130	$127
Total cash cost per ton milled (Non-GAAP)	$133	$130	$133	$149	$150
Total production cost per ton milled (Non-GAAP)	$180	$163	$163	$175	$173

Reconciliation to consolidated cost of revenues:
Total operating costs (Non-GAAP)	$144,589	$145,452	$157,649	$116,097	$94,637
Royalties, taxes and other	24,326	20,076	19,526	16,713	17,463

Total cash costs (Non-GAAP)	$168,915	$165,528	$177,175	$132,810	$112,100
Asset retirement costs	457	342	508	290	192
Depreciation and amortization	59,568	40,700	38,722	23,649	17,556

Total production costs (Non-GAAP)	$228,940	$206,570	$216,405	$156,749	$129,848
Change in product inventory	78,260	13,844	(4,636)	922	(10,113)
Costs of secondary recycling	71,325	7,988	14,122	27,087	17,706
Secondary recycling depreciation	48	71	71	72	67
Add: Profit from secondary recycling	6,105	881	984	2,043	1,172
Loss on sale of assets and other costs	—	93	73	473	551

Total consolidated cost of revenues	$384,678	$229,447	$227,019	$187,346	$139,231

Stillwater Mine:
Total operating costs (Non-GAAP)	$96,381	$98,722	$115,561	$116,097	$94,637
Total cash costs (Non-GAAP)	$122,463	$111,938	$129,355	$132,810	$112,100
Total production costs (Non-GAAP)	$148,365	$137,670	$156,391	$156,749	$129,848
Divided by total ounces	405	428	492	504	430
Divided by total tons milled	786	814	947	894	756

Total operating cost per ounce (Non-GAAP)	$238	$231	$235	$230	$223
Total cash cost per ounce (Non-GAAP)	$278	$262	$263	$264	$264
Total production cost per ounce (Non-GAAP)	$366	$322	$318	$311	$305

Total operating cost per ton milled (Non-GAAP)	$123	$121	$122	$130	$127
Total cash cost per ton milled (Non-GAAP)	$143	$138	$137	$149	$150
Total production cost per ton milled (Non-GAAP)	$189	$169	$165	$175	$173

(in thousands, per ounce and per ton data)	2004	2003	2002	2001	2000
Stillwater Mine continued:
Reconciliation to cost of revenues:
Total operating costs (Non-GAAP)	$96,381	$98,722	$115,561	$116,097	$94,637
Royalties, taxes and other	16,082	13,216	13,794	16,713	17,463

Total cash costs (Non-GAAP)	$112,463	$111,938	$129,355	$132,810	$112,100
Asset retirement costs	305	280	322	290	192
Depreciation and amortization	35,597	25,452	26,714	23,649	17,556

Total production costs (Non-GAAP)	$148,365	$137,670	$156,391	$156,749	$129,848
Change in product inventory	(3,764)	6,156	(287)	922	(10,113)
Add: Profit from secondary recycling	4,274	659	738	2,043	1,172
Loss on sale of assets and other costs	—	70	74	473	551

Total cost of revenues	$148,875	$144,555	$156,916	$160,187	$121,458

East Boulder Mine: (1)
Total operating costs (Non-GAAP)	$48,208	$46,730	$42,088	$—	$—
Total cash costs (Non-GAAP)	$56,452	$53,590	$47,820	$—	$—
Total production costs (Non-GAAP)	$80,575	$68,900	$60,014	$—	$—
Divided by total ounces	164	156	125	—	—
Divided by total tons milled	484	455	384	—	—

Total operating cost per ounce (Non-GAAP)	$294	$299	$335	$—	$—
Total cash cost per ounce (Non-GAAP)	$344	$343	$381	$—	$—
Total production cost per ounce (Non-GAAP)	$491	$441	$478	$—	$—

Total operating cost per ton milled (Non-GAAP)	$100	$103	$110	$—	$—
Total cash cost per ton milled (Non-GAAP)	$117	$118	$125	$—	$—
Total production cost per ton milled (Non-GAAP)	$167	$151	$156	$—	$—

Reconciliation to cost of revenues:
Total operating costs (Non-GAAP)	$48,208	$46,730	$42,088	$—	$—
Royalties, taxes and other	8,244	6,860	5,732	—	—

Total cash costs (Non-GAAP)	$56,452	$53,590	$47,820	$—	$—
Asset retirement costs	152	62	186	—	—
Depreciation and amortization	23,971	15,248	12,008	—	—

Total production costs (Non-GAAP)	$80,575	$68,900	$60,014	$—	$—
Change in product inventory	(379)	960	(6,382)	—	—
Add: Profit from secondary recycling	1,831	222	246	—	—
Loss or (gain) on sale of assets and other costs	—	23	(1)	—	—

Total cost of revenues	$82,027	$70,105	$53,877	$—	$—

Other PGM activities (2)
Reconciliation to cost of revenues:
Change in product inventory	$82,402	$6,728	$—	$—	$—
Secondary recycling depreciation	48	71	71	72	67
Costs of secondary recycling	71,325	7,988	14,122	27,087	17,706

Total cost of revenues	$153,775	$14,787	$14,193	$27,159	$17,773

(1)	The East Boulder Mine commenced commercial production activities at the beginning of 2002.

(2)	Other PGM activities include secondary processing and sales of palladium received in the Norilsk Nickel transaction and other.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the company’s Consolidated Financial Statements and Notes, included elsewhere in this report, and the information contained in “Selected Financial and Operating Data.”

EXECUTIVE SUMMARY

     Stillwater Mining Company mines, processes, refines and markets palladium, platinum and minor amounts of other metals from the J-M Reef, an extensive trend of PGM mineralization located in Stillwater and Sweet Grass Counties in south central Montana. The company operates two mines - Stillwater and East Boulder — within the J-M Reef, each with substantial underground operations and a surface mill and concentrator. Concentrates produced at the two mines are shipped to the company’s smelter and base metals refinery at Columbus, Montana, where they are further processed into a PGM filter cake that is sent to third-party refiners for final processing. Most finished platinum and palladium produced from mining is sold under contracts with three major automotive manufacturers for use in automotive catalytic converters.

     Catalytic converters are a principal application for PGMs. In late 2003, the company entered into a long-term agreement to more fully utilize surplus capacity in the company’s processing and refining facilities by extracting and recycling PGMs from spent catalytic converters. The company also has spot purchase and tolling arrangements with other suppliers of spent catalytic materials. This recycling activity expanded significantly during 2004, and by year-end the company was processing these secondary materials at a rate of about nine tons per day.

     In February 2004, the company entered into sales agreements to sell the 877,169 ounces of finished palladium that it received in June 2003 as partial payment for a purchase of company shares by Norilsk Nickel. These palladium sales will take place ratably over a two-year period ending in the first quarter of 2006.

     Two overriding factors heavily influence the company’s profitability: the volatility of PGM prices and the company’s cost structure. Metal prices are dictated by market forces and so are beyond the direct control of the company, although market effects can be mitigated through long-term sales agreements and at times through hedging activities. Several other major PGM producers in the mining industry either produce PGMs as a byproduct of other refining or enjoy ores with a substantially higher proportion of the historically higher-priced platinum over palladium. The company does not enjoy these advantages and has a higher cost structure than many of its competitors, putting it at a disadvantage when prices are low. The company’s unit costs generally are affected by the level of ore production, by the consistency and quality of the ore mined, by the mining method, and by overall operating efficiency. The company spends substantial amounts of development capital each year in the mines to sustain ongoing production. In view of these challenges, minimizing unit operating costs in a safe and efficient manner is the principal operating focus of the company.

     In 1998, the company entered into three long-term sales contracts with automobile manufacturers that commit most of the mines’ platinum and palladium production through 2010. While two of these contracts will expire before 2010, the terms of the third contract provide for it to absorb the share of production made available by the expiring agreements. These contracts all have floor prices (see Note 15 to the company’s consolidated financial statements) that, in the recent low price environment for palladium, have been of significant benefit in allowing the company to continue operating profitably. Unless these contracts are extended or modified, as to which there can be no assurance, all three contracts will have expired by the end of 2010. At that time, the company could be fully exposed to market prices and the absence of these contracts after 2010 could materially affect the company’s operating results.

     As of December 31, 2004, the company had secured platinum prices in the forward market by entering into financially settled forward transactions covering over half of the company’s anticipated platinum mine production for 2005 and 2006 (specifically involving the period from January 2005 through October 2006). The company believes that the current disparity between palladium and platinum prices may narrow if consumers switch from using platinum to palladium, driven by the historically high platinum price, for existing and new applications. The company notes that the price of platinum could weaken if this switching occurs and has secured the price on a portion of future sales. As of December 31, 2004, the company had open financially settled forward contracts covering a total of 143,300 ounces of platinum at an overall average price of about $808 per ounce. The hedges are expected to modestly reduce the overall volatility of the company’s earnings and cash flow. Under these hedging arrangements, in return for protection against downward movements in the platinum price, the company gives up the benefit of increases in the platinum price on the hedged ounces. The company realized losses on financially settled forward sales of its mined platinum during 2004 of $1.3 million.

     Volatility of PGM prices has caused the company significant concerns in the past. The decision to build the second mine, known as East Boulder, along the J-M Reef was made in 1998, at a time when the palladium price was rising and widely expected to continue higher. The East Boulder facilities were largely financed through available cash and through bank borrowings that were expected to be repaid as mine production came on line. However, as the project proceeded, the cost of construction overran initial estimates and at the same time palladium prices dropped, leaving the company over-leveraged. Ultimately, in the fall of 2001, the company was forced to slow down development at East Boulder in order to avoid depleting its available cash.

     Following this slowdown, for a time the company’s financial position remained precarious. In early 2002, Stillwater secured $60 million of additional equity funding through a private offering of its common stock. The company also revisited its mining plans in an effort to optimize production and minimize costs in light of financial limitations. Recognizing that these efforts alone would not be sufficient to resolve the company’s financial problems, the company’s Board of Directors considered various strategic options. This process led to the transaction, announced in November 2002 and closed in June 2003, whereby Norilsk Nickel acquired 50.8% of the company for $100 million in cash and 877,169 ounces of palladium, through the purchase of newly issued Stillwater common shares. During the third quarter of 2003, Norilsk Nickel subsequently completed a public cash tender offer for additional shares, increasing its ownership interest to 55.5%.

     The company was obligated by its banks to utilize $50.0 million of the cash proceeds from the Norilsk Nickel transaction to reduce bank debt. During the first quarter of 2004, the company entered into contracts to sell the 877,169 ounces of palladium received from Norilsk Nickel to DaimlerChrysler, Mitsubishi and Engelhard Corporation. The palladium is being sold in equal monthly quantities over two years at a slight volume discount to market prices at the time of sale. During 2004, the company sold approximately 375,000 ounces of this palladium, leaving approximately 502,000 ounces remaining in inventory at December 31, 2004. As discussed below, the company expects to utilize a portion of the cash proceeds from these sales to reduce its long-term debt.

     On August 3, 2004, the company entered into a new $180 million credit facility, which replaced the company’s previous credit facility. The new credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (LIBOR plus 325 basis points, or approximately 5.50% at December 31, 2004) and a $40 million five-year revolving credit facility expiring July 31, 2009. The revolving credit facility, when drawn, bears interest at a variable rate (LIBOR plus 300 basis points or approximately 5.25% at December 31, 2004). The margin on the revolving credit facility adjusts contractually, based on the leverage ratio, as defined, beginning after the first quarter of 2005. Proceeds of the new term loan facility were applied to pay off the previous credit facility and the remainder was used for general corporate purposes. The $40 million revolving credit facility includes a letter of credit facility that has been partially utilized to secure a $7.5 million letter of credit provided as surety for certain of the company’s reclamation obligations. The undrawn amounts through the letter of credit facility carry a fee at an annual rate equal to the revolving credit margin (3.00% as of December 31, 2004) plus 0.125%. The remaining unused portion of the revolving credit facility ($32.5 million at December 31, 2004) carries an annual commitment fee of 0.75%.

     The new credit agreement contains customary financial and other covenants; however, unlike the company’s previous credit facility it does not include a minimum production covenant. For the first and second quarters of 2004, the company secured waivers of the minimum production covenant from the lenders under the previous credit facility. The new credit facility requires that the company remit 25% of the proceeds from sales of the palladium inventory received in the Norilsk Nickel transaction as prepayment against the new credit facility each time a certain cumulative level of such sales is reached. As of December 31, 2004, the company had prepaid $7.8 million related to sales of palladium received in the Norilsk Nickel transaction and had accumulated $1.9 million toward the next prepayment. The new credit facility also requires that 50% of the company’s annual excess cash flow (as defined in the new credit agreement) be offered as prepayment against borrowing under the new credit facility. The company did not have excess cash flow and was not required to make any prepayments under this provision for 2004.

     The labor agreement covering the company’s union employees at the Stillwater Mine and the Columbus metal processing facilities expired at noon on July 1, 2004. The company and the union reached tentative agreement on a new labor agreement just prior to expiration and extended the contract expiration until noon on July 12, 2004, in order to allow time for the union membership to vote on the contract. On July 11, 2004, the union leadership notified the company that a vote of their membership had rejected the proposed agreement, and accordingly the bargaining unit went on strike effective at noon on July 12, 2004. On July 19, 2004, the members of the union voted to approve a three-year contract, which provides for a 3% annual salary increase and a contract renewal cash bonus. Employees returned to work beginning with the day shift on July 21, 2004. Costs directly associated with the union strike were approximately $2.4 million. In addition, the company estimates the production loss due to the strike at approximately 25,000 ounces of PGMs. Despite the resolution of this strike, the company cannot assure that it will not encounter additional strikes or other types of conflicts with labor unions or employees in the future. The labor agreement covering the company’s union employees at the East Boulder Mine is scheduled to expire on June 30, 2005.

     The company’s primary focus will remain on improving profitability. While this is largely a matter of reducing costs, management believes that there also may be opportunities to foster new demand, in particular for palladium. During 2004 the company initiated the establishment of a palladium industry marketing effort made up of palladium producers and consumers to encourage research, provide education and develop new markets for palladium. Similar organizations already exist for platinum and other precious metals. The company also collaborated in setting up a website, www.stillwaterpalladium.com, designed to provide information to industry and the general public. Management has met with various fabricators of palladium jewelry to encourage the growth of that business. And the company has earmarked funds in 2005 to support a modest program of palladium research.

PRODUCTION

     As previously disclosed, the company is gradually increasing production at East Boulder to 1,650 tons of ore per day. While the company had planned to achieve this daily rate by the end of 2004, several issues have been identified which will extend the ramp-up period into 2006. The issues have centered on recognition that the developed state of the mine must be further advanced in order to achieve and maintain the higher production level. The work on improving the developed state at the East Boulder Mine will include:

•	additional primary development to increase the number of ramp systems and working faces;

•	additional diamond drilling associated with increased primary development; and

•	development of a ventilation raise to surface to support a larger amount of equipment while improving underground air quality related to diesel particulate matter (DPM).

     Ore production levels at East Boulder averaged 1,326 tons of ore per day in 2004, up 6% from the 1,251 tons of ore per day average for 2003. Full utilization of equipment at the mine will not be attained until after the completion of two new ventilation shafts, which is expected in early 2006.

     Modest increases in production rates were planned at the Stillwater Mine during 2004. However, the loss of production during and immediately following the union strike more than offset any such gains.

     The company’s production levels for palladium and platinum are driven by the number of ore tons mined, the mill head grade of the ore and the metallurgical recovery percentages. The company measures its net mine production in terms of the number of ounces contained in the mill concentrate, adjusted for subsequent processing losses expected to be incurred in smelting and refining. The company defines an ounce of metal as “produced” at the time it is shipped from the mine site. Produced ounces also are adjusted for downstream estimated metal losses incurred in the smelting and refining processes. Depreciation and amortization costs are inventoried at each stage of production.

     The grade of the company’s ore reserves, measured in combined platinum and palladium ounces per ton, is a composite average of samples in all reserve areas. As is common in underground mines, the grade mined and the recovery rate achieved varies depending on the area being mined. In particular, mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. During 2004, 2003 and 2002, the average mill head grade for all tons processed from the Stillwater Mine was 0.56, 0.58, and 0.58 PGM ounces per ton of ore, respectively. The East Boulder Mine commenced commercial production at the beginning of 2002. During 2004, 2003 and 2002 the average mill head grade for all tons processed from the East Boulder Mine was 0.39, 0.39 and 0.38 PGM ounces per ton of ore, respectively.

     During 2004, the company’s mining operations produced a total of 569,000 ounces of platinum and palladium, which included 439,000 ounces of palladium and 130,000 ounces of platinum. PGM production decreased 2.5% from 2003, and was 8% below the company’s planned PGM production for 2004. The small decline in PGM production between 2004 and 2003, is attributable to the production lost due to the brief labor strike the Stillwater Mine experienced in July 2004. The shortfall compared to the plan for 2004 resulted primarily from the strike and from the delay in increasing the East Boulder production rate to 1,650 ore tons per day, as discussed above. The company is targeting total mine production of between 550,000 and 570,000 PGM ounces for 2005, reflecting a continuation through 2005 of the delay in expanding East Boulder and a heavy emphasis at both mines on new development and reserve conversion during the year. Management believes this investment during 2005 will result in more efficient and productive mining operations over the longer term.

CAPITALIZED MINE DEVELOPMENT

     Mine development expenditures incurred to increase existing production, develop new orebodies or develop mineral property substantially in advance of production were capitalized and amortized using a units-of-production method. Mine development expenditures include shafts, surface adits and underground infrastructure development including footwall laterals, ramps rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. These facilities are required not only for current operations, but also as continuing infrastructure in support of all future planned operations.

     In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the company recorded an impairment charge of $390.3 million at December 31, 2003. The carrying values of the Stillwater Mine, the East Boulder Mine and processing facilities in Columbus, Montana were each reduced to their fair market value. As provided in SFAS No. 144, this adjusted carrying amount became the new cost basis for depreciation and amortization calculations as of December 31, 2003.

     The company calculates amortization of capitalized mine development costs by the application of an amortization rate to current production. The amortization rate is based upon un-amortized capitalized mine development costs, and the related ore reserves. Capital expenditures are added to the un-amortized capitalized mine development costs as the related assets are placed into service. In the calculation of the amortization rate, changes in ore reserves are accounted for, as a prospective change in estimate. Ore reserves and the further benefit of capitalized mine development costs are based on significant management assumptions. Any changes in these assumptions, such as a change in the mine plan or a change in estimated proven and probable ore reserves, could have a material effect on the expected period of benefit resulting in a potentially significant change in the amortization rate and/or the valuations of related assets. The company’s proven ore reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Additional capital expenditures will be required to access the company’s estimated probable ore reserves. These anticipated capital expenditures are not included in the current calculation of depreciation and amortization.

     The company changed its accounting method for amortizing capitalized mine development costs in the fourth quarter of 2004. These mine development costs include the initial costs incurred to gain primary access to the ore reserves, plus the ongoing development costs of footwall laterals and ramps driven parallel to the reef that are used to access and provide support for the mining stopes in the reef.

     Prior to 2004, the company amortized all such capitalized development costs at its mines over all proven and probable reserves at each mine. Following the asset impairment write-down at the end of 2003, the company revisited its assumptions and estimates for amortizing capitalized mine development costs. The company concluded to continue amortizing the cost of all of the mine development that had been placed in service through 2003 over all proven and probable reserves, because in management’s view these remaining unamortized costs related to infrastructure that would be used for the entire life of the mine. However, for development placed in service after 2003, the company concluded to use a shorter life, amortizing the cost of this new development over only the ore reserves in the immediate and relevant vicinity of the new development. This approach was reflected in the company’s consolidated financial statements for the first three quarters of 2004.

     Following a review of its filings by the SEC, the company recently determined it would change its method of accounting for development costs as follows:

•	Unamortized costs of the shaft at the Stillwater Mine and the initial development at the East Boulder Mine will continue to be treated as life-of-mine infrastructure costs, to be amortized over total proven and probable reserves at each location, and

•	All ongoing development costs of footwall laterals and ramps, including similar development costs incurred before 2004, are to be amortized over the ore reserves in the immediate and relevant vicinity of the development.

     This change in accounting method required the company to measure the effect of the change at January 1, 2004, as if the new method of amortization had been used in all prior years. The credit for the cumulative effect of the change for all years prior to 2004 of $ 6.0 million, is shown as the “Cumulative Effect of Accounting Change” in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2004. The company also has reflected the effect of the new accounting method of amortization on the Company’s quarterly financial statements for each of the first three quarters of 2004 by amending its previously filed Form 10-Q’s. Because the change in accounting method is effective from January 1, 2004, the company is not required to amend its 2002 and 2003 annual reports. The Company’s financial statements also include the pro-forma effect of the accounting change on its 2003 and 2002 financial results.

     The effect of this change in accounting method was to reduce previously reported earnings for the nine months ended September 30, 2004 by $ 10.2 million, including a benefit of $ 6.0 million attributable to the cumulative effect adjustment, and a charge of $16.2 million attributable to additional amortization for the period.

     Expenditures incurred to sustain existing production and to access specific reserve blocks or stopes provide benefit to ore reserve production over limited periods of time (secondary development) and are charged to operations as incurred. These costs include ramp and stope access excavations from primary haulage levels (footwall laterals), stope material rehandling/laydown excavations, stope ore and waste pass excavations and chute installations, stope ventilation raise excavations and stope utility and pipe raise excavations.

     During 2004, depreciation and amortization rates were affected by (1) the impairment charge in 2003 that reduced the carrying value of the East Boulder Mine, the Stillwater Mine and the processing and other facilities, which in turn reduced their depreciation and amortization bases, and (2) by the change in the accounting method, used to amortize capitalized mine development costs. Due to the change in accounting method certain capitalized mine development costs will be amortized over a shorter period, which the company expects to result in a higher amortization expense than the company has experienced in the past.

REVENUE

     Under the terms of sales contracts and purchase orders received from customers, the company recognizes revenue when the product is in a refined and saleable form and title passes, which is typically when the product is transferred from the account of the company to the account of the customer.

     The company’s revenue and earnings are significantly influenced by worldwide market prices of palladium and platinum, which can be volatile and over which the company has little or no control. Sales to significant customers represented approximately 73%, 88% and 81% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Although the company sells its metals to a small number of customers and brokers, the company could, if the need were to arise, readily sell its metal on a spot basis — and at spot prices — in any of various commodity markets throughout the world.

     From time to time, the company has used basic hedging techniques involving fixed forwards, cashless put and call option collars and financially settled forwards. The objective of such metals hedging transactions has been to secure firm prices for the company’s PGM production, to benefit from price increases or to protect against price decreases on that portion of production that falls outside the range of the floor or ceiling prices embedded in the long-term auto company contracts. Such hedging contracts also may preclude the company from obtaining the full benefit of increased market prices for its contracted metals. Hedging losses of $0.8 million ($1.3 million loss on mine production and $0.5 million gain on secondary processing) were realized in 2004; in 2003 no metals hedging gains or losses were realized; and hedging gains of $9.2 million on mine production were realized 2002. See “Business and Properties — Sales and Hedging Activities.”

     The company uses forward contracts and financially settled forwards to manage the potential negative effects of metal price volatility on its financial results. During 2004, the company entered into various fixed forwards and financially settled forward contracts that were accounted for as cash flow hedges. At December 31, 2004, the company had hedging contracts in place covering 143,300 ounces of metal sales through October 2006. The company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the company’s hedge contract prices by a predetermined margin limit.

     The company’s revenues and ounces sold were as follows for the years ended December 31:

				Ounces of	Ounces of	Ounces of
(in thousands)	$ of Palladium	$ of Platinum	$ of Other	Palladium	Platinum	Other

2004

Mine production	$162,209	$104,475	$—	432	125	—
Secondary processing	9,548	56,512	10,328	43	69	10
Sales of Palladium received in Norilsk Nickel transaction and other	85,952	6,132	12,371	375	8	11

Total	$257,709	$167,119	$22,699	850	202	21

2003
Mine production	$161,624	$78,782	$—	459	131	—
Secondary processing	1,036	5,085	2,745	5	8	—
Other	—	6,551	—	—	10	1

Total	$162,660	$90,418	$2,745	464	149	1

2002
Mine production	$202,861	$72,738	$—	469	143	—
Secondary processing	3,328	7,832	4,017	10	19	3
Other	—	1,535	—	—	—	—

Total	$206,189	$82,105	$4,017	479	162	3

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     Revenues. Revenues were $447.5 million in 2004, compared to $255.8 million in 2003, a 75% increase.

     Revenues from mine production were $266.7 million in 2004, compared to $240.4 million in 2003, an 11% increase. The increase in mine production revenues was primarily due to a combined average realized PGM price per ounce of $480 in 2004, compared to $408 in 2003, an 18% increase, offset by a 6% decrease in the quantity of metals sold of 557,000 ounces in 2004 compared to 590,000 ounces in 2003 attributable to lower production.

     Revenues from secondary processing were $76.4 million in 2004, compared to $8.9 million in 2003 primarily due to an increase in the quantity of PGMs sold of 122,000 ounces in 2004, compared to 13,000 ounces in 2003. The increase was due to the company’s long-term sourcing agreement for spent catalytic materials entered into during the fourth quarter of 2003.

     Revenues from sales of palladium received in the Norilsk Nickel transaction and other activities were $104.5 million in 2004, compared to $6.6 million in 2003. Sales of palladium received in the Norilsk Nickel transaction generated $86.0 million in revenues during 2004, due to the sale of approximately 375,000 ounces of palladium at an average realized palladium price of $229 per ounce. The company has approximately 502,000 ounces of palladium received in the Norilsk Nickel transaction remaining in inventory at December 31, 2004, that is expected to be sold monthly through the first quarter of 2006. There were no such sales during 2003.

     During 2004, the company entered in certain sales contracts providing for the company to sell the palladium ounces received in the Norilsk Nickel transaction, along with certain quantities of platinum and rhodium purchased on the open market or produced from the company’s mining operations. Excluding sales of palladium received in the Norilsk Nickel transaction, during 2004 the company recognized revenue of $18.5 million under these sales contracts. During 2003, the company recognized revenues of $6.6 million for metals purchased for resale under other contractual sale arrangements.

     Cost of Metals Sold. Cost of metals sold was $325.1 million in 2004,compared to $188.7 million in 2003, a 72% increase.

     The cost of metals sold from mine production was $171.3 million in 2004, compared to $174.0 million in 2003, a 2% decrease. The decrease was primarily due to the 6% decrease in ounces sold offset in part by an increase in the company’s cost of metals sold per ounce. The increase in the company’s cost of metals sold per ounce was primarily due to 1) higher direct mining costs as result of production losses from the union strike at the Stillwater Mine and processing facilities during the third quarter of 2004 and 2) higher royalty costs as a result of higher realized PGM prices in 2004 compared to those in 2003. These higher costs were offset by higher by-product credits in 2004.

     The cost of metals sold from secondary processing was $71.3 million in 2004, compared to $8.0 million in 2003. The increase was primarily due to the cost of acquiring and processing the increased ounces generated from the company’s long-term sourcing agreement for spent catalytic materials entered into during the fourth quarter of 2003.

     The cost of metals sold from sales of palladium received in the Norilsk Nickel transaction and other activities was $82.4 million in 2004, compared to $6.7 million in 2003. The total cost of palladium sold from just those ounces received in the Norilsk Nickel transaction was $63.3 million in 2004, representing the sale of approximately 375,000 ounces of palladium at an average cost of $169 per ounce. There were no such sales during 2003.

     As discussed in Revenues, the company entered into sales contracts in 2004 which required it to purchases metal from third parties in order to fulfill delivery commitments. The cost of metals sold from activities under these contracts, excluding sales of palladium received in the Norilsk Nickel transaction, was $19.1 million in 2004. During 2003, the company incurred $6.7 million in costs for the metals re-sold under other contractual obligations.

     During 2004, the company’s mining operations produced approximately 569,000 ounces of PGMs, which included approximately 439,000 and 130,000 ounces of palladium and platinum, respectively, compared with approximately 584,000 ounces of PGMs in 2003, which included approximately 450,000, and 134,000 ounces of palladium and platinum, respectively, a 3% year-on-year decrease in total PGM production. The production decrease in 2004 is primarily due to the union strike at the Stillwater Mine and a 2% decrease in consolidated mill head grade, partially offset by an increase in tons mined at the East Boulder Mine due to development efforts as the company continues to ramp-up production to a planned rate of 1,650 ore tons per day.

     The Stillwater Mine produced approximately 405,000 ounces of PGMs in 2004, compared with approximately 428,000 ounces of PGMs in 2003, a 5% decrease. The East Boulder Mine produced approximately 164,000 ounces of PGMs in 2004, compared with approximately 156,000 ounces of PGMs in 2003, a 5% increase.

     Depreciation and amortization Depreciation and amortization expense was $59.6 million in 2004, compared to $40.8 million in 2003, a 47% increase. The increase is primarily due to the change in accounting method for the amortization of capitalized mine development costs (see Note 3 to the company’s consolidated financial statements). As a result of the change, unamortized costs of the shaft at the Stillwater Mine and the initial development at the East Boulder Mine will continue to be treated as life-of-mine infrastructure costs, to be amortized over total proven and probable reserves at each location, and all ongoing development costs of footwall laterals and ramps, including similar development costs incurred before 2004, will be amortized over the ore reserves in the immediate and relevant vicinity of the development.

     General and administration. General and administrative costs were $19.7 million in 2004, compared to $14.7 million in 2003, a 34% increase. The increase was primarily due to security and settlement costs associated with the union strike at the Stillwater Mine and processing facilities in the third quarter of 2004.

     Loss on disposal on property, plant and equipment. During 2004, the company exercised a buyout option of an operating lease for a tunnel boring machine. The company simultaneously disposed of the asset resulting in a loss of $2.1 million. Other gains and losses on property, plant and equipment disposed of during 2004 and 2003 were not significant.

     Impairment of property, plant and equipment. During 2003, the company recorded an impairment of its property, plant and equipment of $390.3 million. There was no corresponding asset impairment during 2004.

     Interest income. Interest income was $2.2 million in 2004, compared to $0.5 million in 2003. The increase was primarily due to $1.1 million in interest income from prepayments made to a vendor under the company’s long-term sourcing agreement for spent catalytic materials and an increase in average cash and cash equivalent balances during 2004 compared to 2003.

     Total income tax benefit (provision). The company has not recorded any income tax expense in 2004, other than for certain state minimum taxes paid. Changes in the company’s net deferred tax assets have been offset by the change in the related valuation allowance. In 2003, the company recorded a tax benefit of $161.9 million, offset by a provision for valuation allowance for net deferred tax assets of $70.3 million and a $16.7 million reduction of deferred tax assets for net operating loss carry forwards not expected to be utilized as a result of the Norilsk Nickel transaction during 2003.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Revenues. Revenues were $255.8 million in 2003, compared to $292.3 million in 2002, a 12% decrease. Proceeds from secondary processing for 2003 and 2002 have been reclassified as revenues to conform to the 2004 presentation.

     Revenues from mine production were $240.4 million in 2003, compared to $275.6 million in 2002, a 13% decrease. The decrease in mine production revenues was primarily due to a combined average realized PGM price per ounce of $408 in 2003, compared to $454 in 2002, an 10% decrease, and a 4% decrease in the quantity of metals sold from 612,000 ounces in 2002 to 590,000 ounces in 2003, attributable to lower production.

     Revenues from secondary processing were $8.9 million in 2003, compared to $15.2 million in 2002, a 41% decrease, primarily due to a decrease in the quantity of recycled PGMs sold from 32,000 ounces in 2002 to 13,000 ounces in 2003.

     Cost of metals sold. Cost of metals sold was $188.7 million in 2003, essentially unchanged from $188.2 million in 2002. Costs from secondary processing for 2003 and 2002 have been reclassified to conform to the 2004 presentation.

     The cost of metals sold from mine production was $174.0 million in 2003 compared to $172.1 million in 2002, a 1% increase. The increase was primarily due to an increase in the company’s cost of metals sold per ounce partially offset by the 4% decrease in ounces sold

     The cost of metals sold from secondary processing was $8.0 million in 2003, compared to $14.1 million in 2002, a 43% decrease, primarily resulting from the decrease in ounces sold.

     During 2003, the company’s mining operations produced approximately 584,000 ounces of PGMs, which included approximately 450,000 and 134,000 ounces of palladium and platinum, respectively, compared with approximately 617,000 ounces of PGM, which included approximately 476,000, and 141,000 ounces of palladium and platinum, respectively, during 2002, or a 5% year-on-year decrease in total PGM production.

     The Stillwater Mine produced approximately 428,000 ounces of PGMs in 2003, compared with approximately 492,000 ounces of PGMs in 2002, a 13% decrease. The East Boulder Mine produced approximately 156,000 ounces of PGM in 2003, compared with approximately 125,000 ounces of PGM in 2002, a 25% increase.

     Depreciation and amortization. Depreciation and amortization was $40.8 million in 2003, compared to $38.8 million in 2002, a 5% increase. The increase was primarily due to capital expenditures added to property, plant and equipment in 2003.

     Impairment of property, plant and equipment. The company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (considering current and historical prices, long-term sales contract prices, price trends and related factors), production levels, capital and reclamation expenditures, all based on life-of-mine plans and projections.

     The company disclosed in its quarterly report on Form 10-Q for the quarter ended September 30, 2003, that a continuation of palladium prices, at then low levels, would lead to asset impairment writedowns and a reduction of ore reserves which could be material. The company disclosed that the timing of such writedown or reduction in ore reserves would be evaluated in light of palladium prices and other matters.

     Ore reserves are determined on an annual basis, and concurrently, mine plans and operating budgets are updated. At year end 2003, the East Boulder Mine ore reserve had increased 4% in contained ounces from that reported at year-end 2002. However, the Stillwater Mine ore reserve at year-end 2003 had decreased by 16% in contained ounces from that reported at year-end 2002. Overall the company’s estimated contained ounces declined by 7%.

     The year-end 2003 decrease in ore reserves at the Stillwater Mine was viewed as a “change in circumstances” that prompted an impairment review of the carrying values of the company’s mine properties. The review determined that company investments in property, plant and equipment at the Stillwater Mine and East Boulder Mine were impaired. Consequently, the company engaged Behre Dolbear, independent valuation consultants, to perform a fair market value assessment of the assets at December 31, 2003. As a result, the company recorded an asset impairment charge of $390.3 million reducing the carrying value of the properties to their fair market value, as required under SFAS No. 144. The impairment charge consists of $176.7 million at the Stillwater Mine, $178.0 million at the East Boulder Mine and $35.6 million at the processing and other facilities, reducing the carrying value of Stillwater Mine to $228.6 million, East Boulder Mine to $150.0 million and the processing and other facilities to $40.9 million at December 31, 2003. Behre Dolbear utilized conventional mine valuation techniques including discounted cash flow analysis for purposes of determining fair market value.

     The resulting net carrying value of the company’s mining assets as of December 31, 2003 and 2002 is as follows:

	2003			2002
	Before
	Impairment	Impairment
(in thousands)	Charge	Charge	Net Book Value	Net Book Value

Stillwater Mine	$405,331	$176,739	$170,110	$385,317
East Boulder Mine	328,053	178,036	198,894	328,974
Processing Assets	71,343	34,761	45,694	76,049
Other Assets	5,096	759	4,830	3,679

	$809,823	$390,295	$419,528	$794,019

     Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between projections and actual outcomes for key factors such as PGM prices, recoverable ounces, and/or the company’s operating performance could have a material effect on the company’s determination of ore reserves, or its ability to recover the carrying amounts of its long lived assets, possibly resulting in additional impairment charges in the future.

     Norilsk Nickel transaction related expenses. Norilsk Nickel transaction related expenses of $3.0 million represent costs incurred for professional services associated with the Norilsk Nickel transaction.

     Restructuring costs, net. During 2003, the company revised its estimate of accrued restructuring costs as a result of negotiations regarding certain termination clauses in construction contracts which had been cancelled. The company made adjustments to reduce the accrual by $1.0 million and $7.0 million during 2003 and 2002, respectively. During 2002, the company increased its restructuring accrual by $1.1 million to reflect the decision to eliminate six management positions.

     Income taxes. The company reported an income tax benefit of $74.9 million or 18.8% of pre-tax loss for the year ended December 31, 2003, compared to an income tax provision of $8.9 million for the year ended December 31, 2002. The 2003 tax benefit is comprised of a $161.9 million benefit offset by a $70.3 million provision for a valuation allowance of the amount of the company’s net deferred tax assets. The tax benefit is further offset by a reduction of deferred tax asset of $16.7 million resulting from a limitation on the company’s net operating loss carry forwards attributed to the ownership change resulting from the Norilsk Nickel transaction (see Note 14 to the company’s consolidated financial statements). This compares to an income tax provision of $8.9 million, or 22.0% of pre-tax earnings for the year ended December 31, 2002. The change in the effective tax rate was primarily due to a reduction in taxable income from mining that limits the company’s statutory depletion for tax purposes.

     Other comprehensive income (loss), net of tax. For the year 2003, other comprehensive income (loss), net of tax, included a decline in the market value of commodity instruments of $0.5 million and a decline in the market value of the interest rate swaps of $0.3 million, offset by reclassification adjustments to interest expense of $1.5 million. For 2002, other comprehensive loss of $7.1 million net of tax included a decline in the market value on commodity instruments of $0.2 million and a decline in the market value of the interest rate swaps of $2.3 million. Other comprehensive loss in 2002 also includes reclassification adjustments to earnings of $5.6 million associated with deferred gains on commodity instruments offset by $0.9 million associated with losses on interest rate swaps.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at December 31, 2004 was $236.4 million, compared to $154.7 million at December 31, 2003. The ratio of current assets to current liabilities was 4.5 at December 31, 2004, compared to 2.4 at December 31, 2003.

     For 2004, Net cash provided by operating activities was $136.8 million compared to $47.2 and $52.1 million for 2003 and 2002. The changes were primarily a result of:

	Year ended December 31,
in thousands	2004	2003	2002
Cash collected from customers	$433,118	$271,093	$295,437
Cash paid to suppliers, employees, etc.	(285,461)	(209,852)	(227,705)
Interest received	2,218	500	903
Interest paid	(13,035)	(14,526)	(16,497)

Net cash provided by operating activities	$136,840	$47,215	$52,138

     The company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines. At the PGM price levels prevailing at December 31, 2004, absent separate hedging arrangements, a change in the price of platinum generally would flow through almost dollar-for-dollar to cash flow from operations, subject only to price ceilings on a small portion of the company’s long-term sales contracts, and certain costs — severance taxes and royalties on mine production — which adjust upward or downward with market prices. Under the company’s long-term sales contracts for mined production, a change in the market price of palladium, at prices prevailing on December 31, 2004, would not flow through to cash flow from operations, unless it was a large increase, as the market price for palladium was well below the price floors in the those contracts. Sales out of the palladium inventory received in conjunction with the Norilsk Nickel transaction are not subject to price floors, and therefore price changes related to sales of that inventory would directly affect cash flow from operations. The company hedges the selling price of PGMs in its recycling activity, so a change in the market price of platinum and palladium on sales of secondary recycling materials would have only a modest effect on margins earned from this activity and on cash flow from operations. Changes in the cash costs of production generally flow through dollar-for-dollar into cash flow from operations. A reduction due to grade in total mine production of 10%, or about 56,000 ounces per year, would reduce cash flow from operations by an estimated $26 million per year at the price and cost levels prevailing at December 31, 2004. The company’s forecasts indicate that such a 10% reduction in mine production would not impair the company’s ability to repay its outstanding debt or to maintain its planned level of capital expenditures, although a significantly larger reduction in mine production could adversely affect the company’s financial position.

     Net cash used in investing activities was $77.8 million, $54.2 million and $68.8 million in 2004, 2003 and 2002, respectively. The company’s investing activities are primarily for capital expenditures of $76.7 million, $55.3 million and $57.2 million in 2004, 2003 and 2002, respectively, (See Note 6 to the company’s consolidated financial statements).

     Net cash provided by financing activities was $1.4 million, $29.6 million and $14.8 million in 2004, 2003 and 2002, respectively. Net cash provided by financing activities in 2004 is primarily due to the issuance of $140 million in long-term debt under the new $180 million credit facility, offset by $137.5 million in payments of long-term debt under the company’s previous credit facility, and capital lease payments. During 2003, the company made payments of $59.2 million under the previous credit facility and received $100.0 million for common stock issued related to the Norilsk Nickel transaction, net of $9.8 million paid for stock issuance costs. During 2002, the company repaid long-term debt of $38.6 million, offset by $56.0 million received from common stock issuance, net of issue costs.

     At December 31, 2004, the company’s available cash was $96.1 million and it had $131.5 million outstanding under its term loan facility. Letters of credit of $7.5 million were outstanding under the revolving credit facility. During 2005, the company will be required to make total payments of approximately $2.0 million for principal reductions on its debt, excluding anticipated prepayments related to proceeds received in the sale of palladium received in the Norilsk Nickel transaction (see below). The $2.0 million of required payments includes $1.3 million in scheduled principal payments on the outstanding borrowings under the new credit facility agreement. The company will also be required to pay approximately $9.8 million in total interest payments.

     At December 31, 2004, the company owned approximately 502,000 ounces of the palladium inventory received on June 23, 2003, in the Norilsk Nickel transaction. The inventory is carried on the balance sheet at $169 per ounce, which results in a carrying value of $85 million. At December 31, 2004, the palladium market price was $184 per ounce. In the first quarter of 2004, the company announced that it had entered into contracts under which all of the palladium will be sold at a slight volume discount to market price at the time of sale. Under these contracts, the company expects to sell the remaining 502,000 ounces in approximately equal monthly deliveries ending in February of 2006. Under the terms of the new credit agreement, the company is required to remit 25% of the proceeds from the sale of the inventory to repay loans. The company is only required to make payments on the credit facility with the 25% of the proceeds received when a certain cumulative level of such sales is reached. As of December 31, 2004, the company has prepaid $7.8 million from palladium inventory proceeds and has accumulated $1.9 million toward the next prepayment.

CREDIT AGREEMENT

     On August 3, 2004, the company entered into a new $180 million credit facility with a syndicate of financial institutions that replaced the company’s previous $250 million credit facility. The new credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 325 basis points, or 5.50% at December 31, 2004) and a $40 million five-year revolving credit facility bearing interest when drawn at a variable rate plus a margin (LIBOR plus 300 basis points, or 5.25% at December 31, 2004) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility. Undrawn amounts under the letters of credit issued under this facility as of December 31, 2004, carry an annual fee of 3.125%. Both the margin on the revolving credit facility and the letter of credit fee adjust contractually based on the company’s leverage ratio, as defined, beginning after the first quarter of 2005. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced on August 31, 2004.

     As of December 31, 2004, the company has $131.5 million outstanding under the term loan facility. During 2004, the company obtained a letter of credit in the amount of $7.5 million as surety for its long-term reclamation obligation at East Boulder Mine, which reduces amounts available under the revolving credit facility to $32.5 million at December 31, 2004.

     The new credit facility requires as prepayments 50% of the company’s annual excess cash flow (as defined in the credit agreement), plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Such prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The company’s term loan facility allows the company to choose between LIBOR loans of various maturities plus a spread of 3.25% or alternate base rate loans plus a spread of 2.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which is 5.25% at December 31, 2004. The alternate base rate applies only to that portion of the term loan facility in any period for which the company has not elected to use LIBOR contracts. Substantially all the property and assets of the company are pledged as security for the new credit facility.

     In accordance with the terms of the new credit facility, the company is required to offer 25% of the net proceeds from sales of palladium received in the Norilsk Nickel transaction to prepay its term loan facility. The company’s new credit facility contains a provision that defers each prepayment related to the sales of palladium received in the Norilsk Nickel transaction until the accumulated amount due reaches a specified level. During 2004, the company prepaid $7.8 million in connection with such sales and deferred $1.9 million as of December 31, 2004.

     As of December 31, 2004, $19.1 million of the company’s long-term debt has been classified as a current liability representing that portion of the term loan facility expected to be prepaid under this arrangement during the next twelve months which includes the deferred prepayment amount.

     Covenants in the new credit facility include restrictions on the company’s ability to: (1) incur additional indebtedness; (2) pay dividends or redeem capital stock; (3) grant liens; (4) make investments, acquisitions, dispositions or enter into mergers; (5) enter into transactions with affiliates; (6) make capital expenditures; (7) refinance or prepay subordinated debt; (8) change the nature of the company’s business or cease operations at the principal operating properties; and (9) enter into commodity hedging. The company is also subject to financial covenants including a debt to EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) ratio, a debt service coverage ratio and a minimum liquidity requirement.

     Events of default under the terms of the new credit facility include: (1) a cross-default linked to other indebtedness of the company; (2) any material modification to the life-of-mine plans, absent lender consent; (3) a change of control of the company, subject to certain exceptions, and (4) any material breach by a counterparty to a material sales contract or any unapproved modification or termination of such a sales contract. The company is in compliance with its covenants under the new credit facility at December 31, 2004.

     The following is a schedule by year of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility at December 31, 2004, without regard to the prepayments required to be offered from sales of palladium received the Norilsk Nickel transaction or out of excess cash flow:

Year ended (in thousands)	Term facility
2005	$1,322
2006	1,322
2007	1,322
2008	1,321
2009	1,321
2010	124,895

Total	$131,503

CONTRACTUAL OBLIGATIONS

     The company is obligated to make future payments under various contracts such as debt and capital lease agreements. The following table represents significant contractual cash obligations and other commercial commitments as of December 31, 2004:

(in thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Term debt facility	$1,322	$1,322	$1,322	$1,321	$1,321	$124,895	$131,503
Capital lease obligations	519	483	464	458	519	14	2,457
Special Industrial Education Impact
Revenue Bonds	153	165	178	190	96	—	782
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	2,131	554	456	429	160	802	4,532
Other noncurrent liabilities	—	8,684	—	—	—	53,732	62,416

Total	$4,125	$11,208	$2,420	$2,398	$2,096	$209,443	$231,690

     Debt obligations referred to in the table are presented as due for repayment under the terms of the loan agreements, and before any effect of the sale of palladium acquired in the Norilsk Nickel transaction or payments of excess cash flow (see Note 14 to the company’s consolidated financial statements). Under the terms of the new credit facility, the company is required to offer 25% of the net proceeds of the sale of palladium received in the Norilsk Nickel transaction to repay borrowings under its credit facility. The company is not required to make prepayments until the amount accumulated reaches a specified level. As of December 31, 2004, approximately $1.9 million of proceeds have been accumulated but not yet paid. Assuming no early extinguishments of debt and no changes in interest rates, the estimated total interest payments associated with the company’s term debt facility will be approximately $9.8 million, $9.7 million, $9.6 million, $9.5 million, $9.3 million and $29.2 million for 2005, 2006, 2007, 2008, 2009 and the years thereafter, respectively.

     Amounts included in other noncurrent liabilities that are anticipated to be paid in 2006 include workers’ compensation costs, property taxes and severance taxes. Amounts included in other noncurrent liabilities that are anticipated to be paid after 2009 represent undiscounted asset retirement obligation costs (see Note 9 to the company’s consolidated financial statements).

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

CRITICAL ACCOUNTING POLICIES

Mine Development Expenditures — Capitalization and Amortization

     Mining operations are inherently capital intensive, generally requiring substantial capital investment for the initial and concurrent development and infrastructure of the mine. Many of these expenditures are necessarily incurred well in advance of actual extraction of ore. Underground mining operations such as those conducted by the company require driving tunnels and sinking shafts that provide access to the underground orebody and construction and development of infrastructure, including electrical and ventilation systems, rail and other forms of transportation, shop facilities, material handling areas and hoisting systems. Ore mining and removal operations require significant underground facilities used to conduct mining operations and to transport the ore out of the mine to processing facilities located above ground.

     Contemporaneously with mining, additional development is undertaken to provide access to ongoing extensions of the orebody, allowing more ore to be produced. In addition to the development costs that have been previously incurred, these ongoing development expenditures are necessary to access and support all future mining activities.

     Mine development expenditures incurred to date to increase existing production, develop new orebodies or develop mineral property substantially in advance of production are capitalized. Mine development expenditures consist of a vertical shafts, multiple surface adits and underground infrastructure development including footwall laterals, ramps, rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. Many such facilities are required not only for current operations, but also for all future planned operations.

     Expenditures incurred to sustain existing production and access specific ore reserve blocks or stopes provide benefit to ore reserve production over limited periods of time (secondary development) and are charged to operations as incurred. These costs include ramp and stope access excavations from primary haulage levels (footwall laterals), stope material rehandling/laydown excavations, stope ore and waste pass excavations and chute installations, stope ventilation raise excavations and stope utility and pipe raise excavations.

     The company calculates amortization of capitalized mine development costs by the application of an amortization rate to current production. The amortization rate is based upon un-amortized capitalized mine development costs, and the related ore reserves. Capital expenditures are added to the un-amortized capitalized mine development costs as the related assets are placed into service. In the calculation of the amortization rate, changes in ore reserves are accounted for as a prospective change in estimate. Ore reserves and the further benefit of capitalized mine development costs are based on significant management assumptions. Any changes in these assumptions, such as a change in the mine plan or a change in estimated proven and probable ore reserves, could have a material effect on the expected period of benefit resulting in a potentially significant change in the amortization rate and/or the valuations of related assets. The company’s proven ore reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Additional capital expenditures will be required to access the company’s estimated probable ore reserves. These anticipated capital expenditures are not included in the current calculation of depreciation and amortization.

     The company changed its accounting method for amortizing capitalized mine development costs in the fourth quarter of 2004. These mine development costs include the initial costs incurred to gain primary access to the ore reserves, plus the ongoing development costs of footwall laterals and ramps driven parallel to the reef that are used to access and provide support for the mining stopes in the reef.

     Prior to 2004, the company amortized all such capitalized development costs at its mines over all proven and probable reserves at each mine. Following the asset impairment write-down at the end of 2003, the company revisited its assumptions and estimates for amortizing capitalized mine development costs. The company concluded to continue amortizing the cost of all of the mine development that had been placed in service through 2003 over all proven and probable reserves, because in management’s view these remaining unamortized costs related to infrastructure that would be used for the entire life of the mine. However, for development placed in service after 2003, the company concluded to use a shorter life, amortizing the cost of this new development over only the ore reserves in the immediate and relevant vicinity of the new development. This approach was reflected in the company’s consolidated financial statements for the first three quarters of 2004.

     Following a review of its filings by the SEC, the company recently determined it would change its method of accounting for development costs as follows:

•	Unamortized costs of the shaft at the Stillwater Mine and the initial development at the East Boulder Mine will continue to be treated as life-of-mine infrastructure costs, to be amortized over total proven and probable reserves at each location, and

•	All ongoing development costs of footwall laterals and ramps, including similar development costs incurred before 2004, will be amortized over the ore reserves in the immediate and relevant vicinity of the development.

     This change in accounting method required the company to measure the effect of the change at January 1, 2004, as if the new method of amortization had been used in all prior years. The credit for the cumulative effect of the change for all years prior to 2004 of $ 6.0 million, is shown as the “Cumulative Effect of Accounting Change” in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2004. The company also has reflected the effect of the new accounting method of amortization on the Company’s quarterly financial statements for each of the first three quarters of 2004 by amending its previously filed Form 10-Q’s. Because the change in accounting method is effective from January 1, 2004, the company is not required to amend its 2002 and 2003 annual reports. The Company’s financial statements also include the pro-forma effect of the accounting change on its 2003 and 2002 financial results.

     The effect of this change in accounting method was to reduce previously reported earnings for the nine months ended September 30, 2004 by $ 10.2 million, including a benefit of $ 6.0 million attributable to the cumulative effect adjustment, and a charge of $16.2 million attributable to additional amortization for the period.

     The calculation of the amortization rate, and therefore the annual amortization charge to operations, could be materially impacted to the extent that actual production in the future is different from current forecasts of production based on proven and probable ore reserves. This would generally occur to the extent that there were significant changes in any of the factors or assumptions used in determining ore reserves. These factors could include: (1) an expansion of proven and probable ore reserves through development activities, (2) differences between estimated and actual costs of mining due to differences in grade or metal recovery rates, and (3) differences between actual commodity prices and commodity price assumptions used in the estimation of ore reserves.

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

     Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between projections and actual outcomes for key factors such as PGM prices, recoverable ounces, and/or the company’s operating performance could have a material effect on the company’s determination of ore reserves, or its ability to recover the carrying amounts of its long lived assets, possibly resulting in additional impairment charges in the future (see Note 10 to the company’s consolidated financial statements).

     The company has reviewed the requirements of SFAS No. 144 in conjunction with preparing its year-end financial statements at December 31, 2004. This review included consideration of the company’s reserve position, current prices for platinum and palladium, and the current state of operations at each of its mines. The company concluded that as of December 31, 2004, there are no events or changes in circumstances indicating that the carrying amounts of the company’s assets may not be recoverable.

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

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2004, and December 31, 2003, for the portion of the company’s net deferred tax assets for which it is more likely than not that they will not be realized (see Note 13 to the company’s consolidated financial statements). Based on the company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the company could owe income taxes prospectively on the resulting higher taxable income.

Post-closure Reclamation Costs

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

     Under SFAS No. 143, accounting for reclamation obligations requires management to make estimates for each mining operation of future costs the company will incur to complete final reclamation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required to be performed by the company. Any such increases in future costs could materially impact the amounts charged to operations for reclamation and remediation. The company reviewed its SFAS No. 143 assumptions at December 31, 2004, and has increased its asset retirement obligation asset and liability in view of the current regulatory climate. The company’s accrued reclamation liability was approximately $6.8 million at December 31, 2004 (see Note 9 to the company’s consolidated financial statements). Any differences between the estimated amounts and actual post-closure reclamation and site restoration costs could have a material effect on the company’s estimated liability resulting in a change in the recorded amount.

Derivative Instruments

     From time to time, the company enters into derivative financial instruments, including fixed forwards, cashless put and call option collars and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the company’s revenue. The company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and hedging activities which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. The company primarily uses derivatives to hedge metal prices and manage interest rate risk. As of December 31, 2004, the outstanding derivatives associated with commodity instruments are valued at an unrealized loss of $5.0 million, and are reported as a component of accumulated other comprehensive income. As of December 31, 2004, there were no outstanding interest rate swaps (see Note 16 to the company’s consolidated financial statements).

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The company is exposed to market risk, including the effects of adverse changes in metal prices and interest rates as discussed below.

COMMODITY PRICE RISK

     The company produces and sells palladium, platinum and associated by-product metals directly to its customers and also through third parties. As a result, financial risks are materially affected when prices for these commodities fluctuate. In order to manage commodity price risk and to reduce the impact of negative fluctuation in prices, the company enters into long-term contracts and uses various derivative financial instruments. Because the company hedges only with instruments that have a high correlation with the value of the hedged transactions, changes in the fair value of the derivatives are expected to be offset by changes in the value of the underlying commodities.

     The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts apply to the portions of the company’s production over the period through December 2010 and include certain floor and ceiling price structures. In the first quarter of 2004 the company also entered into sales agreements, under which all of the 877,169 ounces of palladium received in the Norilsk Nickel transaction will be sold, at a slight volume discount to market price at the time of delivery, over a period of two years, primarily for use in automobile catalytic converters. See “Business and Properties- PGM Sales and Hedging Activities” and Note 15 to the company’s consolidated financial statements for a more detailed discussion of the company’s open positions at December 31, 2004.

     From time to time, the company enters into fixed forwards and financially settled forward contracts that are accounted for as cash-flow hedges. Under financially settled forwards, at each settlement date, the company receives the difference between the forward price and the market price if the market price is below the forward price and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company’s financially settled forwards are settled at maturity. Metal produced from recycling spent catalytic material is sold forward at the time of receipt and delivered against cash flow hedges when the ounces are recovered. During 2004, the company also entered into financially settled forwards covering over covering approximately one-half of its estimated mine production of platinum through October 2006, at an overall average platinum price of about $808 per ounce. The unrealized loss on these instruments due to changes in metal prices at December 31, 2004 was $4.8 million. Losses realized on commodity instruments related to mine production during 2004 totaled $1.3 million.

     A summary of the company’s derivative financial instruments as of December 31, 2004, is as follows:

Mine Production:
Financially Settled Forwards

	Platinum	Average
	Ounces	Price	Index
First Quarter 2005	19,900	$809	Monthly London PM Average
Second Quarter 2005	20,000	$807	Monthly London PM Average
Third Quarter 2005	20,200	$801	Monthly London PM Average
Fourth Quarter 2005	23,200	$801	Monthly London PM Average
First Quarter 2006	21,000	$812	Monthly London PM Average
Second Quarter 2006	21,000	$813	Monthly London PM Average
Third Quarter 2006	17,000	$814	Monthly London PM Average
Fourth Quarter 2006	1,000	$823	Monthly London PM Average

Catalyst Recycling:
Fixed Forwards

	Platinum		Palladium		Rhodium
	Ounces	Price	Ounces	Price	Ounces	Price
First Quarter 2005	18,703	$850	5,695	$200	2,178	$1,257
Second Quarter 2005	2,178	$862	—	$—	—	$—

     A period of continuous low commodity prices could have a material adverse effect on the calculation of the company’s ore reserves as well as on the company’s financial performance.

INTEREST RATE RISK

     As of December 31, 2004, the company had $131.5 million outstanding under its $180 million credit facility, bearing interest at a variable rate of 5.50% based upon LIBOR (2.25% at December 31, 2004) plus a 3.25% margin (see Note 7 to the company’s consolidated financial statements). At the current LIBO rate, this represents an interest cost of approximately $7.3 million per year. Although the margin on this debt is fixed, the LIBO rate is subject to short-term fluctuations in market interest rates. Each 1% increase in LIBO rate increases the company’s estimated annual interest cost by approximately $1.3 million. As of December 31, 2004 the company has elected not to hedge its interest rate exposures, leaving the company fully exposed should short-term interest rates increase significantly.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Stillwater Mining Company:

     We have audited the accompanying consolidated balance sheets of Stillwater Mining Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stillwater Mining Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     As discussed in note 3 to the consolidated financial statements, the Company changed its method of accounting for the amortization of capitalized mine development costs effective January 1, 2004.

     As discussed in note 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stillwater Mining Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Denver, Colorado
March 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Stillwater Mining Company:

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(a)), that Stillwater Mining Company maintained effective internal control over financial reporting as of December 31, 20X4, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stillwater Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that Stillwater Mining Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, Stillwater Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stillwater Mining Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 29, 2005 expressed an unqualified opinion on those consolidated financial statements..

/s/ KPMG LLP

Denver, Colorado
March 29, 2005

STILLWATER MINING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

Year ended December 31,	2004	2003	2002
REVENUES

Mine production	$266,684	$240,406	$275,599
Secondary processing	76,388	8,866	15,177
Sales of palladium received in Norilsk Nickel transaction and other	104,455	6,551	1,535

Total revenue	447,527	255,823	292,311

COSTS AND EXPENSES
Cost of metals sold:
Mine production	171,324	173,960	172,071
Secondary processing	71,326	7,988	14,122
Sales of palladium received in Norilsk Nickel transaction and other	82,402	6,728	2,033

Total costs of metals sold	325,052	188,676	188,226
Depreciation and amortization:
Mine production	59,568	40,700	38,722
Secondary processing	48	71	71

Total depreciation and amortization	59,616	40,771	38,793

Total costs of revenues	384,668	229,447	227,019
General and administrative	19,739	14,700	13,903
Loss on disposal of property, plant and equipment	3,640	—	—
Impairment of property, plant and equipment	—	390,295	—
Norilsk Nickel transaction related expenses	—	3,043	—
Restructuring costs (credits), net	—	(966)	(5,938)

Total costs and expenses	408,047	636,519	234,984

OPERATING INCOME (LOSS)	39,480	(380,696)	57,327

OTHER INCOME (EXPENSE)
Interest income	2,218	500	903
Interest expense	(17,892)	(17,595)	(17,601)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	23,806	(397,791)	40,629

Income tax benefit (provision) before provision for valuation allowance and reduction of deferred tax assets	(3)	161,921	(8,945)
Provision for valuation allowance for net deferred tax assets	—	(70,304)	—
Reduction of deferred tax asset for net operating loss carry forwards resulting from ownership change	—	(16,678)	—

Total income tax benefit (provision)	(3)	74,939	(8,945)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES	23,803	(322,852)	31,684

CUMULATIVE EFFECT OF ACCOUNTING CHANGES, NET OF INCOME TAX BENEFIT OF $264 IN 2003	6,035	(408)	—

NET INCOME (LOSS)	29,838	(323,260)	31,684

Other comprehensive income (loss), net of tax	(4,145)	585	(7,139)

COMPREHENSIVE INCOME (LOSS)	$25,693	$(322,675)	$24,545

Pro-forma amounts assuming the new amortization method is applied retroactively (see Note 3):

NET INCOME (LOSS)	$23,803	$(241,729)	$15,058

The accompanying notes are an integral part of the consolidated financial statements.

STILLWATER MINING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(Continued)

Year ended December 31,	2004	2003	2002
BASIC AND DILUTED EARNINGS PER SHARE

Income (loss) before cumulative effect of accounting change	$23,803	$(322,852)	$31,684

Cumulative effect of accounting change	6,035	(408)	—

	—	—	—

Net income (loss)	$29,838	$(323,260)	$31,684

Weighted average common shares outstanding
Basic	90,180	67,807	42,900
Diluted	90,540	67,807	43,004

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.26	$(4.76)	$0.74
Cumulative effect of accounting change	0.07	(0.01)	—

Net income (loss)	$0.33	$(4.77)	$0.74

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.26	$(4.76)	$0.74
Cumulative effect of accounting change	0.07	(0.01)	—

Net income (loss)	$0.33	$(4.77)	$0.74

Pro-forma amounts assuming the new amortization method is applied retroactively (see Note 3):

Basic earnings (loss) per share
Net income (loss)	$0.26	$(3.56)	$0.35

Diluted earnings (loss) per share
Net income (loss)	$0.26	$(3.56)	$0.35

The accompanying notes are an integral part of the consolidated financial statements.

STILLWATER MINING COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

December 31,	2004	2003	2002
ASSETS

Cash and cash equivalents	$96,052	$35,661	$25,913
Restricted cash equivalents	2,650	2,650	2,250
Investments	13,150	11,850
Inventories	159,942	202,485	52,058
Accounts receivable	18,186	3,777	18,647
Deferred income taxes	6,247	4,313	5,779
Other current assets	7,428	4,270	7,828

Total current assets	303,655	265,006	112,475
Property, plant and equipment, net	434,924	419,528	794,019
Other noncurrent assets	6,139	6,054	7,720

Total assets	$744,718	$690,588	$914,214

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable	$15,029	$9,781	$14,310
Accrued payroll and benefits	13,395	10,654	10,071
Property, production and franchise taxes payable	9,183	8,504	10,998
Current portion of long-term debt and capital lease obligations	1,986	1,935	21,461
Portion of debt repayable upon liquidation of finished palladium in inventory	19,076	74,106	—
Fair value of derivitive instruments	4,965	1,353
Accrued restructuring costs	577	680	1,926
Other current liabilities	3,027	3,257	7,017

Total current liabilities	67,238	110,270	65,783
Long-term debt and capital lease obligations	143,028	85,445	198,866
Deferred income taxes	6,247	4,313	80,615
Other noncurrent liabilities	15,476	11,263	9,736

Total liabilities	231,989	211,291	355,000

Commitments and contingencies (Note 18)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 90,433,665 and 89,849,239 shares issued and outstanding	904	899	436
Paid-in capital	604,177	592,974	351,605
Accumulated deficit	(83,918)	(113,756)	209,504
Accumulated other comprehensive loss	(4,965)	(820)	(1,405)
Unearned compensation – restricted stock awards	(3,469)	—	(926)

Total stockholders’ equity	512,729	479,297	559,214

Total liabilities and stockholders’ equity	$744,718	$690,588	$914,214

The accompanying notes are an integral part of the consolidated financial statements.

STILLWATER MINING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Year ended December 31,	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$29,838	$(323,260)	$31,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,616	40,771	38,793
Deferred income taxes	—	(74,733)	4,453
Cumulative effect of accounting change	(6,035)	672	—
Restructuring costs (credits), net	—	(966)	(5,938)
Cash paid on accrued restructuring costs	(103)	(280)	(3,110)
Impairment of property, plant and equipment	—	390,295	—
Loss on disposal of property, plant and equipment	3,640	—	—
Stock issued under employee benefit plans	3,934	3,456	3,407
Amortization of debt issuance costs	4,857	3,069	1,104
Amortization of restricted stock compensation	1,071	670	464

Changes in operating assets and liabilities:
Inventories	48,578	(2,214)	(9,114)
Accounts receivable	(14,409)	14,870	3,126
Accounts payable	5,248	(4,529)	(7,229)
Restricted cash	—	(400)	(2,250)
Other	605	(206)	(3,252)

NET CASH PROVIDED BY OPERATING ACTIVITIES	136,840	47,215	52,138

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(76,739)	(55,256)	(57,169)
Proceeds from sale/leaseback transactions	—	—	1,282
Proceeds from disposal of property, plant and equipment	238	—	—
Purchases of investments	(40,650)	(18,775)	(18,350)
Proceeds from sale of investments	39,350	19,875	5,400

NET CASH USED IN INVESTING ACTIVITIES	(77,801)	(54,156)	(68,837)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of long-term debt	140,000	—	—
Payments on long-term debt and capital lease obligations	(137,544)	(59,191)	(38,570)
Issuance of common stock related to Norilsk Nickel transaction (1)	—	100,000	—
Stock issuance costs related to Norilslk Nickel transaction	—	(9,801)	—
Issuance of common stock, net of stock issue costs	2,734	175	56,047
Payments for debt issuance costs	(3,838)	(1,606)	(1,613)
Other	—	62	(1,113)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,352	29,639	14,751

CASH AND CASH EQUIVALENTS
Net increase (decrease)	60,391	22,698	(1,948)
Balance at beginning of year	35,661	12,963	14,911

BALANCE AT END OF YEAR	$96,052	$35,661	$12,963

(1) Non-cash financing activities
Fair value of common stock issued	$—	$248,213	$—
Inventory received in connection with the Norilsk Nickel transaction	—	(148,213)	—

Issuance of common stock related to Norilsk Nickel transaction	$—	$100,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

STILLWATER MINING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Shares			Retained Earnings	Accumulated Other	Unearned Compensation–	Total Stockholders’
	Outstanding	Common Stock	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Restricted Stock	Equity
BALANCE AT DECEMBER 31, 2001	38,771	$388	$291,182	$177,820	$5,733	$—	$475,123
Net income	—	—	—	31,684	—	—	31,684
Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	(7,138)	—	(7,138)
Issuance of shares pursuant to a private placement	4,286	43	53,938	—	—	—	53,981
Common stock issued under employee benefit plans	354	3	3,404	—	—	—	3,407
Common stock issued under stock plans	58	1	731	—	—	—	732
Tax benefit from stock options exercised	—	—	87	—	—	—	87
Restricted shares of common stock granted to officers and employees	135	1	2,593	—	—	(2,594)	—
Amortization of unearned restricted stock	—	—	—	—	—	1,338	1,338
Forfeiture of unearned restricted stock	(17)	—	(330)	—	—	330	—

BALANCE AT DECEMBER 31, 2002	43,587	$436	$351,605	$209,504	$(1,405)	$(926)	$559,214
Net loss	—	—	—	(323,260)	—	—	(323,260)
Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	585	—	585
Common stock issued under employee benefit plans	769	8	3,448	—	—	—	3,456
Common stock issued under stock plans	45	—	175	—	—	—	175
Tax benefit from stock options exercised	—	—	63	—	—	—	63
Amortization of unearned restricted stock	—	—	—	—	—	670	670
Forfeiture of unearned restricted stock	(13)	—	(256)	—	—	256	—
Repurchase and retirement of common stock	(2)	—	(18)	—	—	—	(18)
Common stock issued in connection with Norilsk Nickel transaction (see Note 12)	45,463	455	237,957	—	—	—	238,412

BALANCE AT DECEMBER 31, 2003	89,849	$899	$592,974	$(113,756)	$(820)	$—	$479,297
Net income	—	—	—	29,838	—	—	29,838
Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	(4,145)	—	(4,145)
Common stock issued under employee benefit plans	300	3	3,931	—	—	—	3,934
Common stock issued under stock plans	278	2	2,732	—	—	—	2,734
Restricted shares of common stock granted to officers and employees	7	—	4,540	—	—	(4,540)	—
Amortization of unearned restricted stock	—	—	—	—	—	1,071	1,071

BALANCE AT DECEMBER 31, 2004	90,434	$904	$604,177	$(83,918)	$(4,965)	$(3,469)	$512,729

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

     The company’s mining operations consist of the Stillwater Mine located on the J-M Reef in Nye, Montana, the East Boulder Mine, which commenced commercial production during 2002, located at the western end of the J-M Reef in Sweet Grass County, Montana and a smelter and refinery located in Columbus, Montana. The company recycles catalyst material to recover PGMs at the smelter and refinery. The company also sells the palladium received in the Norilsk Nickel transaction.

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

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Stillwater Mining Company and its wholly owned subsidiary (collectively referred to as the “company”). All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation including (1) the 2003 and 2002 amounts for revenues, cost of metals sold, depreciation and amortization and general and administration related to secondary processing activities and (2) the 2003 amounts for cash and cash equivalents and investments related to auction-rate securities.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of all cash balances and all highly liquid investments purchased with an original maturity of three months or less.

RESTRICTED CASH EQUIVALENTS

     Restricted cash equivalents consist of cash equivalents which have been pledged as collateral on two letters of credit issued during 2004. The restrictions on the balances lapse upon expiration of the letters of credit, which currently have terms of less than one year.

INVESTMENTS

     All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders’ equity. These investments are typically auction-rate securities that contain short-term repricing features; therefore, the carrying values of these investments approximate their fair values (see Note 4).

INVENTORIES

     Metals inventories are carried at the lower of current market value taking into consideration the company’s long-term sales contracts or average unit cost. Production costs include the cost of direct labor and materials, depreciation and amortization, and overhead costs relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or fair market value.

     The 877,169 ounces of palladium received in connection with the Norilsk Nickel transaction (see Note 14) were valued at $169 per ounce. The value was determined based on the market price of palladium of $179 per ounce on June 23, 2003 (the closing date of the transaction) less an estimated discount for disposal and marketing expenses. If the palladium price were to decline below $169 per ounce, the company would be required to write down the unsold palladium to market with a charge to earnings. The company had in inventory approximately 502,000 ounces of palladium received in the Norilsk Nickel transaction and the market price of palladium was $184 per ounce, on December 31, 2004.

RECEIVABLES

     Accounts receivable and other receivable balances recorded in other current assets are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectibility of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions in the determination of an allowance amount. As of December 31, 2004 and 2003, the company has determined that an allowance against its receivables was not necessary.

     During 2004, the company paid approximately $0.5 million for certain administrative costs on behalf of Norilsk Nickel. The amounts paid have been recorded as a receivable in other current assets.

PROPERTY, PLANT AND EQUIPMENT

     Plant and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from three to seven years or, for capital leases, the term of the related leases if shorter. Maintenance and repairs are charged to cost of revenues as incurred.

     Capitalized mine development costs are capital expenditures incurred to increase existing production, develop new orebodies or develop mineral property substantially in advance of production. Capitalized mine development costs include a vertical shaft, multiple surface adits and underground infrastructure development including footwall laterals, ramps, rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. For 2004, these expenditures are capitalized and amortized over the life of the mine or over a shorter mining period, depending on the period benefited by those expenditures, using a units-of-production method. The company utilizes total proven and probable ore reserves, measured in tons, as the basis for determining the life of mine and uses the ore reserves in the immediate and relevant vicinity as the basis for determining the shorter mining period. Prior to 2004, the company amortized all capitalized mine development costs over total proven and probable ore reserves at each mine. See Note 3 for discussion of the company’s change in accounting method for the amortization of capitalized mine development costs.

     The company calculates amortization of capitalized mine development costs by the application of an amortization rate to current production. The amortization rate is based upon un-amortized capitalized mine development costs and the related ore reserves. Capital expenditures are added to the un-amortized capitalized mine development costs as the related assets are placed into service. In the calculation of the amortization rate, changes in ore reserves are accounted for as a prospective change in estimate. Ore reserves and the further benefit of capitalized mine development costs are based on significant management assumptions. Any changes in these assumptions, such as a change in the mine plan or a change in estimated proven and probable ore reserves, could have material effect on the expected period of benefit resulting in a potentially significant change in the amortization rate and/or the valuations of related assets. The company’s proven ore reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Additional capital expenditures will be required to access the company’s estimated probable ore reserves. These anticipated capital expenditures are not included in the current calculation of depreciation and amortization.

     Expenditures incurred to sustain existing production and access specific ore reserve blocks or stopes provide benefit to ore reserve production over limited periods of time (secondary development) and are charged to operations as incurred. These costs include ramp and stope access excavations from primary haulage levels (footwall laterals), stope material rehandling/laydown excavations, stope ore and waste pass excavations and chute installations, stope ventilation raise excavations and stope utility and pipe raise excavations.

     Interest is capitalized on expenditures related to construction or development projects and is amortized using the same method as the related asset. Interest capitalization is discontinued when the asset is placed into operation or when development and construction cease.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The company’s non-derivative financial instruments consist primarily of cash equivalents, accounts receivable, investments, debt and capital lease obligations. The carrying amounts of cash equivalents and accounts receivable approximate fair value due to their short maturities. The carrying amounts of investments approximate fair value due to their short-term repricing features. The carrying amounts of long-term debt approximate fair values as interest rates on these debt instruments are variable. At December 31, 2004 and 2003, based on rates available for similar types of leases, the fair values of capital lease obligations were not materially different from their carrying amounts.

REVENUE RECOGNITION

     Revenue is comprised of mine production revenue, secondary processing revenue and sales of palladium received in the Norilsk Nickel transaction and other revenue. Mine production revenue consist of the sales of palladium and platinum, including any realized hedging gains or losses, and are reduced by sales discounts associated with long-term sales contracts. Secondary processing revenue consists of the sales of recycled platinum, palladium and rhodium, including any realized hedging gains or losses. Sales of palladium received in the Norilsk Nickel transaction and other revenue consists of palladium sales of under sales contracts related to palladium received in the Norilsk Nickel transaction during 2003 and PGM metals purchased and resold under an existing sales contracts.

     Pursuant to the guidance in Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred through an irrevocable transfer of metals to customers’ accounts or physical delivery of metals, the price is fixed or determinable, no obligations remain and collectibility is probable. Under the terms of sales contracts and purchase orders received from customers, the company recognizes revenue when the product is in a refined and saleable form and title passes, which is typically when the product is transferred from the account of the company to the account of the customer. Under certain of its sales agreements, the company instructs a third-party refiner to transfer metal from the company’s account to the customer’s account; at this point, the company’s account at the third party refinery is reduced and the purchaser’s account is increased by the number of ounces of metal sold. These transfers are irrevocable and the company has no further responsibility for the delivery of the metals. Under other sales agreements, physical conveyance occurs by the company arranging for shipment of metal from the third party refinery to the purchaser. In these cases, revenue is recognized at the point when delivery occurs and title passes to the purchaser. Sales discounts are recognized when the related revenue is recorded. The company classifies any cash sales discounts as a reduction in revenue.

HEDGING PROGRAM

     From time to time, the company enters into derivative financial instruments, including fixed forwards, cashless put and call option collars and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the company’s revenue and to manage interest rate risk. The company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138 Accounting for Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which require that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge, and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. If an instrument is settled early, any gains or losses are immediately recognized as adjustments to the revenue recorded for the related hedged production. As of December 31, 2004, the outstanding derivatives associated with commodity instruments are recorded at fair value and the unrealized loss of $5.0 million, net of tax, is reported as a component of accumulated other comprehensive income. As of December 31, 2004, there were no interest rate hedges outstanding (see Note 16).

METALS REPURCHASE TRANSACTIONS

     The company may enter into transactions for the sale and repurchase of excess metals held in the company’s account at third party refineries. Under these transactions, the company will enter into an agreement to sell a certain number of ounces to counterparties at the prevailing current market price. The company will simultaneously enter into a separate agreement with the same counterparty, to repurchase the same number of ounces at the same price at the repurchase date. The company records a liability for the amount to be paid to repurchase the metals upon entering into the agreement. In accordance with SFAS No. 49, Accounting for Product Financing Arrangements, no sales revenue or inventory is effectively recognized on these transactions; the net financing proceeds of the sale and repurchase transactions are recorded as interest income in the period earned.

RECLAMATION AND ENVIRONMENTAL COSTS

     The company accounts for its obligations associated with the retirement of tangible long-term assets and the associated asset retirement costs with SFAS No. 143, Accounting for Asset Retirement Obligations. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

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

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2004 and 2003, for the portion of the company’s net deferred tax assets for which it is more likely than not that they will not be realized (see Note 13). Based on the company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the company could owe income taxes prospectively on the resulting higher taxable income.

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

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the company had accounted for its stock options under the fair value method of SFAS No. 123. Had the company accounted for its stock options under the fair value method of SFAS No. 123, the results would have been:

(in thousands)	2004	2003	2002
Net income (loss), as reported	$29,838	$(323,260)	$31,684
Add stock-based employee compensation expense included in reported net income (loss), net of tax	1,071	670	464
Deduct total stock-based employee compensation expense determined under fair-value based method for all rewards, net of tax	(1,787)	(1,836)	(3,393)

Pro forma net income (loss)	$29,122	$(324,426)	$28,755

Earnings (loss) per share, as reported:
Basic	$0.33	$(4.77)	$0.74

Diluted	$0.33	$(4.77)	$0.74

Pro forma earnings (loss) per share:

Basic	$0.32	$(4.78)	$0.67

Diluted	$0.32	$(4.78)	$0.67

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,	2004	2003	2002
Weighted average expected lives (years)	3.7	3.8	3.7
Interest rate	2.8%	2.4%	3.1%
Volatility	64%	64%	58%
Dividend yield	—	—	—

EARNINGS PER SHARE

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

     The effect of outstanding stock options on diluted weighted average shares outstanding was 132,426; 0; and 74,248 shares for 2004, 2003, and 2002 respectively. Outstanding options to purchase 1,599,237; 2,754,938; and 2,416,238 shares of common stock were excluded from the computation of diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, respectively, because the effect of inclusion would have been antidilutive. In 2004 and 2002, certain stock options were excluded as antidilutive for purposes of calculating earnings per share using the treasury stock method because the exercise price of the options was greater than the average market price of the common are during the twelve-month period. All stock options were antidilutive in 2003 because the company reported a net loss and inclusion of any of these options would have reduced the net loss per share amounts.

     The effect of outstanding restricted stock was to increase diluted weighted average shares outstanding by 227,357; 0; and 29,661 shares for 2004, 2003 and 2002, respectively.

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

NOTE 3

CHANGE IN AMORTIZATION METHOD FOR MINE DEVELOPMENT ASSETS

     The company changed its accounting method for amortizing capitalized mine development costs in the fourth quarter of 2004. These mine development costs include the initial costs incurred to gain primary access to the ore reserves, plus the ongoing development costs of footwall laterals and ramps driven parallel to the reef that are used to access and provide support for the mining stopes in the reef.

     Prior to 2004, the company amortized all such capitalized development costs at its mines over all proven and probable reserves at each mine. Following the asset impairment write-down at the end of 2003, the company revisited its assumptions and estimates for amortizing capitalized mine development costs. The company concluded to continue amortizing the cost of all of the mine development that had been placed in service through 2003 over all proven and probable reserves, because in management’s view these remaining unamortized costs related to infrastructure that would be used for the entire life of the mine. However, for development placed in service after 2003, the company concluded to use a shorter life, amortizing the cost of this new development over only the ore reserves in the immediate and relevant vicinity of the new development. This approach was reflected in the company’s consolidated financial statements for the first three quarters of 2004.

     Following a review of its filings by the SEC, the company recently determined it would change its method of accounting for development costs as follows:

•	Unamortized costs of the shaft at the Stillwater Mine and the initial development at the East Boulder Mine will continue to be treated as life-of-mine infrastructure costs, to be amortized over total proven and probable reserves at each location, and

•	All ongoing development costs of footwall laterals and ramps, including similar development costs incurred before 2004, are to be amortized over the ore reserves in the immediate and relevant vicinity of the development.

     The change in accounting method has been applied retroactively to January 1, 2004. The effect of this change in accounting method was to reduce previously reported earnings for the nine months ended September 30, 2004 by $ 10.2 million, including a benefit of $ 6.0 million attributable to the cumulative effect adjustment, and a charge of $16.2 million attributable to additional amortization for the period (see Note 19).

     Pro forma net income (loss) and earnings (loss) per share, shown on the company’s consolidated statement of operations and comprehensive income (loss) for the years ended 2004, 2003 and 2002, have been adjusted for the effect of retroactive application, as if the newly adopted accounting method had been utilized in prior periods.

NOTE 4
INVESTMENTS

     The company held $13.2 million and $11.9 million of available for sale marketable securities at December 31, 2004 and 2003, respectively. These investments are auction-rate securities that contain a short-term repricing feature; therefore, the carrying values of these investments approximate their fair values. There have been no realized gains or losses on these investments during 2004, 2003 or 2002.

NOTE 5

INVENTORIES

(in thousands)	2004	2003
Metals inventory
Raw ore	$672	$661
Concentrate and in-process	20,512	17,393
Finished goods	127,612	173,715

	148,796	191,769
Materials and supplies	11,146	10,716

	$159,942	$202,485

NOTE 6
PROPERTY, PLANT AND EQUIPMENT

(in thousands)	2004	2003
Machinery and equipment	$40,224	$83,443
Leased equipment	2,766	1,700
Buildings and structural components	142,115	31,932
Mine development	238,132	264,813
Land	7,721	7,325
Construction-in-progress:
Stillwater Mine	43,217	7,453
East Boulder Mine	20,095	22,318
Other construction-in-progress	460	544

	494,730	419,528
Less accumulated depreciation and amortization	(59,806)	—

	$434,924	$419,528

     As of December 31, 2003, the company recorded an asset impairment charge of $390.3 million, thereby reducing the carrying value of these assets to their estimated fair values.

     The company’s capital expenditures for the years ended December 31, were as follows:

(in thousands)	2004	2003	2002
Stillwater Mine	$47,052	$41,985	$38,166
East Boulder Mine	25,095	13,037	19,215
Other construction-in-progress	4,712	571	1,452
Other	—	(6)	140

Total net asset additions	76,859	55,587	58,973
Acquired by capital lease transactions	(120)	(331)	(1,804)

Total capital expenditures	$76,739	$55,256	$57,169

NOTE 7
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

CREDIT AGREEMENT

     On August 3, 2004, the company entered into a new $180 million credit facility with a syndicate of financial institutions that replaced the company’s previous $250 million credit facility. The new credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 325 basis points, or 5.50% at December 31, 2004) and a $40 million five-year revolving credit facility bearing interest when drawn at a variable rate plus a margin (LIBOR plus 300 basis points, or 5.25% at December 31, 2004) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility. Undrawn amounts under the letters of credit issued through this facility as of December 31, 2004, carry an annual fee of 3.125%. Both the margin on the revolving credit facility and the letter of credit fee adjust contractually based on the company’s leverage ratio, as defined, beginning after the first quarter of 2005. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced in August 2004.

     As of December 31, 2004, the company has $131.5 million outstanding under the term loan facility. During 2004, the company obtained a letter of credit in the amount of $7.5 million as surety for its long-term reclamation obligation at East Boulder Mine, which reduces amounts available under the revolving credit facility to $32.5 million at December 31, 2004.

     The new credit facility requires as prepayments 50% of the company’s annual excess cash flow (as defined in the credit agreement), plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Such prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The company’s term loan facility allows the company to choose between LIBOR loans of various maturities plus a spread of 3.25% or alternate base rate loans plus a spread of 2.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which is 5.25% at December 31, 2004. The alternate base rate applies only to that portion of the term loan facility in any period for which the company has not elected to use LIBOR contracts. Substantially all the property and assets of the company are pledged as security for the new credit facility.

     In accordance with the terms of the new credit facility, the company is required to offer 25% of the net proceeds from sales of palladium received in the Norilsk Nickel transaction to prepay its term loan facility. The company’s new credit facility contains a provision that defers each prepayment related to the sales of palladium received in the Norilsk Nickel transaction until the accumulated amount due reaches a specified level. During 2004, the company prepaid $7.8 million in connection with such sales and deferred $1.9 million as of December 31, 2004.

     As of December 31, 2004, $19.1 million of the company’s long-term debt has been classified as a current liability representing that portion of the term loan facility expected to be prepaid under this arrangement during the next twelve months which includes the deferred prepayment amount.

     Covenants in the new credit facility include restrictions on the company’s ability to: (1) incur additional indebtedness; (2) pay dividends or redeem capital stock; (3) grant liens; (4) make investments, acquisitions, dispositions or enter into mergers; (5) enter into transactions with affiliates; (6) make capital expenditures; (7) refinance or prepay subordinated debt; (8) change the nature of the company’s business or cease operations at the principal operating properties; and (9) enter into commodity hedging. The company is also subject to financial covenants including a debt to EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) ratio, a debt service coverage ratio and a minimum liquidity requirement.

     Events of default under the terms of the new credit facility include: (1) a cross-default linked to other indebtedness of the company; (2) any material modification to the life-of-mine plans, absent lender consent; (3) a change of control of the company, subject to certain exceptions, and (4) any material breach by a counterparty to a material sales contract or any unapproved modification or termination of such a sales contract. The company is in compliance with its covenants under the new credit facility at December 31, 2004.

     The following is a schedule by year of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility at December 31, 2004, without regard to the prepayments required to be offered from sales of palladium received the Norilsk Nickel transaction or out of excess cash flow:

Year ended (in thousands)	Term facility
2005	$1,322
2006	1,322
2007	1,322
2008	1,321
2009	1,321
2010	124,895

Total	$131,503

EQUIPMENT LEASE AGREEMENTS

     The company leases certain underground mining equipment under leasing agreements containing purchase options that can be exercised at the end of the original lease terms. The duration of these leases range from three to seven years. The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

Year ended December 31, (in thousands)
2005	$669
2006	609
2007	559
2008	518
2009	536
2010 and thereafter	14

Total minimum lease payments	2,905
Less amount representing interest	450

Present value of net minimum lease payments	2,455
Less current portion	519

Total long-term capital lease obligation	$1,936

EXEMPT FACILITY REVENUE BONDS

     During 2000, the company completed a $30 million offering of Exempt Facility Revenue Bonds, Series 2000, through the State of Montana Board of Investments. The bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Mine. The bonds mature on July 1, 2020 and have a stated interest rate of 8.00% with interest paid semi-annually. The bonds have an effective interest rate of 8.57%. Net proceeds from the offering were $28.7 million. The balance outstanding at December 31, 2004 and 2003, was $29.3 million, which is net of unamortized discount of $0.7 million.

SPECIAL INDUSTRIAL EDUCATION IMPACT REVENUE BONDS

     These bonds were issued by the company in 1989 in three series to finance impact payments to local school districts. The bonds bear interest at varying rates between 6.5% and 7.8% and mature in increasing annual principal amounts through 2009. The balance outstanding at December 31, 2004 and 2003 was $0.8 million and $0.9 million, respectively, of which approximately $0.1 million was classified as current in each year. The bonds, which are collateralized by the company’s real estate, are secured by guarantees from Chevron Corporation and Manville Corporation. Scheduled principal repayment during the years 2006 through 2008 are approximately $0.2 million in each year. Scheduled principal repayment in 2009 is approximately $0.1 million.

CASH PAID FOR INTEREST

     The company made cash payments for interest of $13.4 million, $16.2 million and $15.4 million for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 8
RESTRUCTURING COSTS

     In the fourth quarter of 2001, the company began implementing a revised operating plan, which included a reduction of the company’s previously planned capital expenditures and production levels. In accordance with the plan, the company terminated certain contracts related to ongoing mine development and accrued a pre-tax charge of approximately $11.0 million for early contract termination costs. The accrual was based on the termination provisions of the related contracts. There were no adjustments to the restructuring costs during 2004. During 2003 and 2002, the company reduced its accrued restructuring costs resulting in a net gain of approximately $1.0 million and $7.0 million, primarily as a result of negotiations of certain termination clauses of the construction contracts. Any adjustments to the original estimate of the accrual have been included in the company’s results of operations when determined.

     In accordance with the revised operating plan, during the second quarter of 2002, the company eliminated six management positions and recorded an addition to the restructuring accrual of $1.1 million. There were no additions to the restructuring accrual during 2003 or 2004.

     The following summary sets forth the changes of the restructuring accrual during 2002, 2003 and 2004:

	Contract	Employee	Total Restructuring
(in thousands)	Terminations	Terminations	Accrual
Balance at January 1, 2002	$10,974	$—	$10,974

Additional accurals	—	1,089	1,089
Cash paid	(2,288)	(822)	(3,110)
Accrual adjustments	(7,027)	—	(7,027)

Balance at December 31, 2002	$1,659	$267	$1,926
Cash paid	(13)	(267)	(280)
Accural adjustments	(966)	—	(966)

Balance at December 31, 2003	$680	$—	$680
Cash paid	(103)	—	(103)

Balance at December 31, 2004	$577	$—	$577

NOTE 9
ASSET RETIREMENT OBLIGATION

     The company adopted SFAS No. 143 on January 1, 2003. Upon adoption, the company increased its post-closure reclamation liability by approximately $1.9 million, increased the carrying value of its assets by approximately $1.2 million and recorded a cumulative effect adjustment to decrease income by $0.7 million ($0.4 million net of tax).

     During 2004, the company recorded a $1.3 million net adjustment related to the Stillwater Mine. This adjustment consists of an increase of $2.0 million related to estimated additional reclamation costs, offset by a reduction of $0.7 million due to a change in the Stillwater Mine life.

     During 2004, the company recorded a $0.9 million increase due to a revision of estimated cash flows related to East Boulder Mine. This was a result of a change in the East Boulder Mine life.

     The accrued reclamation liability, included in other noncurrent liabilities, was approximately $6.8 million, $4.1 million and $1.9 million, respectively at December 31, 2004, 2003 and 2002. Had SFAS No. 143, been applied during 2002 the accrued reclamation liability would have been approximately $3.8 million at December 31, 2002.

     At December 31, 2004, the company was required to post surety bonds with the State of Montana in the amount of $13.2 million, and has obtained a letter of credit of $7.5 million to satisfy the current bonding requirements determined by the regulatory agencies.

     The following summary sets forth the changes of the asset retirement obligations:

		East Boulder
(in thousands)	Stillwater Mine	Mine	Total
Balance at January 1, 2003	$3,093	$681	$3,774
Accretion expense	280	62	342
Revision of estimated cash flows	—	—	—

Balance at December 31, 2003	$3,373	$743	$4,116
Liabilities incurred	1,987	—	1,987
Accretion expense	305	151	456
Revision of estimated cash flows	(689)	922	233

Balance at December 31, 2004	$4,976	$1,816	$6,792

NOTE 10
ASSET IMPAIRMENT

     The company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (considering current and historical prices, long-term sales contract prices, price trends and related factors), production levels, capital and reclamation expenditures, all based on life-of-mine plans and projections. There was no impairment during 2004.

     Ore reserves are determined on an annual basis, and concurrently, mine plans and operating budgets are updated. The East Boulder Mine ore reserve at year-end 2003 increased 4% in contained ounces from that reported at year-end 2002. However, the Stillwater Mine ore reserve at year-end 2003 decreased 16% in contained ounces from that reported at year-end 2002. Overall the company’s contained ounces reduced by 7%. The company’s ore reserve determination for 2003 calculated at December 31, 2003, was ultimately bounded by geologic certainty and largely unaffected by price. The 2003 changes were adjustments for material mined, additions for extension of mine workings and drilling during 2003 and changes in mine plans.

     The year-end 2003 decrease in ore reserves at the Stillwater Mine prompted an impairment review of the carrying values of the company’s mine properties. The review determined that the carrying amount of the company’s investments in property, plant and equipment at the Stillwater Mine and East Boulder Mine were impaired. Consequently, the company performed a fair market value assessment of the assets and recorded an asset impairment charge of $390.3 million, reducing the carrying value of the properties to their fair market value, as required. The impairment charge consisted of $176.7 million at the Stillwater Mine, $178.0 million at the East Boulder Mine and $35.6 million at the processing and other facilities, reducing the carrying value of Stillwater Mine to $228.6 million, East Boulder Mine to $150.0 million and the processing and other facilities to $40.9 million. The company engaged an independent appraiser, Behre Dolbear, who utilized conventional mine valuation techniques including discounted cash flow analysis for purposes of determining fair market value.

NOTE 11
EMPLOYEE BENEFIT PLANS

     The company has adopted two savings plans, which qualify under section 401(k) of the U.S. Internal Revenue Code covering all non-bargaining and bargaining employees. Effective January 1, 2002, the company amended the provisions of these plans. Under the amended provisions, employees may elect to contribute up to 20% of their cash compensation, subject to the Employee Retirement Income Security Act of 1974 (ERISA) limitations. The company is required to make matching contributions equal to 100% of the employee’s contribution up to 6% of the employee’s compensation. Matching contributions can be paid with common stock of the company. During 2004, 2003 and 2002, the company issued 300,286; 769,222; and 353,976 shares of common stock, respectively, with a market value of approximately $3.9 million, $3.4 million and $3.4 million, respectively, to match employees’ contributions.

There were no cash contributions made to the plans in 2004 and 2003. Cash contributions made to the plans were $0.4 million in 2002.

NOTE 12
COMMON STOCK PLANS AND AGREEMENTS

STOCK PLANS

     The company sponsors stock option plans that enable the company to grant stock options or restricted stock to employees and non-employee directors. During 2004, the 1994 Incentive Plan terminated. Authorized shares of common stock have been reserved for options that were issued prior to the expiration of the plan. In April 2004, stockholders approved the 2004 Equity Incentive Plan. As of December 31, 2004, there were approximately 7,801,000 shares of common stock authorized for issuance under the plans, including approximately 5,250,000, 1,400,000 and 1,151,000 authorized for the 2004 Equity Incentive Plan, the General Plan and the 1994 Incentive Plan, respectively. Options for approximately 5,413,000 and 2,388,000 shares were available and reserved for grant as of December 31, 2004, respectively.

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

     On April 29, 2004, 6,816 shares of restricted stock were granted to the non-management directors serving on the company’s Board of Directors. These shares of restricted stock vested on October 29, 2004. On May 7, 2004, 348,170 shares of restricted stock were granted to certain members of management. These shares of restricted stock are scheduled to vest on May 7, 2007. The market value of the restricted stock totaled approximately $4.5 million on the grant dates and was recorded as a separate component of stockholders’ equity. During 2004, approximately $1.1 million was recognized as compensation expense.

     During 2002, the company granted 135,119 shares of restricted stock to certain of its officers and employees, of which 58,237 and 46,344 shares vested during 2003 and 2002, respectively. The market value of the restricted stock awarded totaled approximately $2.6 million on the grant date and was recorded as a separate component of stockholders’ equity. During 2003 and 2002, 13,333 and 17,205 shares of restricted stock were forfeited, respectively. During 2003 and 2002, approximately $0.7 million and $0.5 million, respectively, was recognized as compensation expense. During 2002 approximately $0.9 million was amortized against a liability that had been recorded at December 31, 2001.

     Stock option activity for the years ended December 31, 2004, 2003, and 2002 is summarized as follows:

			Weighted Average Fair
		Weighted Average	Value of Options
	Shares	Exercise Price	Granted
Options outstanding at January 1, 2002	2,245,030	$23.55	—
(1,664,652 exercisable)
2002 Activity:
Options granted	558,179	18.18	$7.10
Options exercised	(58,125)	12.83	—
Options canceled	(148,221)	25.37	—

Options outstanding at December 31, 2002
(1,954,633 exercisable)	2,596,863	$22.54	—
2003 Activity
Options granted	252,075	5.08	$2.16
Options exercised	(42,797)	4.11	—
Options canceled	(51,203)	24.00	—

Options outstanding at December 31, 2003
(2,440,332 exercisable)	2,754,938	$22.53	—
2004 Activity
Options granted	445,561	13.98	$6.62
Options exercised	(284,111)	9.71	—
Options canceled	(836,555)	24.08	—

Options outstanding at December 31, 2004
(1,521,329 exerciseable)	2,079,833	$17.42	—

     The following table summarizes information for outstanding and exercisable options as of December 31, 2004:

		Options Outstanding		Options Exercisable
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price
$4.66	398,979	4.8	$0.35	10,391	$2.98
$ 4.66 - $ 9.33	156,018	8.3	$6.48	102,517	$6.23
$ 9.33 - $13.99	152,196	2.9	$12.75	127,378	$12.88
$13.99 - $18.65	382,898	4.1	$15.89	317,638	$16.12
$18.65 - $23.31	320,942	6.5	$19.37	294,605	$19.39
$23.31 - $27.98	232,600	3.8	$26.53	232,600	$26.53
$27.98 - $32.64	195,975	2.8	$30.32	195,975	$30.32
$32.64 - $37.30	127,700	5.4	$34.55	127,700	$34.55
$37.30 - $41.97	109,800	3.7	$38.22	109,800	$38.22
$41.97 - $46.63	2,725	0.2	$43.73	2,725	$43.73

	2,079,833	4.7	$17.42	1,521,329	$22.34

     The company has elected to follow the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. Under APB Opinion No. 25, because the exercise price of the company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized (see Note 2).

RIGHTS AGREEMENT

     In October 1995, the Board of Directors of the company adopted a Rights Agreement under which Stillwater stockholders of record as of November 15, 1995, received a dividend in the form of Preferred Stock Purchase Rights (the “Rights”). The Rights permit the holder to purchase one one-thousandth of a share (a unit) of Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a purchase price of $53 per unit, subject to adjustment. All outstanding Rights may be redeemed by the company at any time until such time as the Rights become exercisable. Until a Right is exercised, the holder thereof has no rights as a stockholder of the company, including the right to vote or receive dividends. Subject to certain conditions, the Rights become exercisable ten business days after a person or group acquires or commences a tender or exchange offer to acquire a beneficial ownership of 15% or more of the company’s outstanding common stock. The company amended the Rights Agreement effective November 20, 2002, so that the transaction with Norilsk Nickel would not cause the Rights to become exercisable. The Rights expire on October 26, 2005 unless earlier redeemed or exercised.

NOTE 13
INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

Year ended December 31, (in thousands)	2004	2003	2002
Current federal	$—	$—	$—
Current state	3	—	—

Total current	3	—	—

Deferred federal	—	(60,620)	7,447
Deferred state	—	(14,583)	1,498

Total deferred	—	(75,203)	8,945

Total income tax provision (benefit)	3	(75,203)	8,945
Less: Income tax allocated to cumulative effect adjustment	—	264	—

Net income tax provision (benefit)	$3	$(74,939)	$8,945

     The components of the company’s deferred tax liabilities (assets) are comprised of the following temporary differences and carryforwards:

December 31, (in thousands)	2004	2003
Mine development costs	$57,647	$59,437
Capital lease obligations	—	1,209

Total deferred tax liabilities	57,647	60,646

Noncurrent liabilities	(4,552)	(3,973)
Property and equipment	(23,132)	(43,913)
Current liabilities	(5,075)	(2,696)
Derivative financial instruments	—	(533)
Inventory	(1,172)	(1,258)
Net operating loss and other carryforwards	(86,043)	(78,577)

Total deferred tax assets	(119,974)	(130,950)
Valuation allowance	62,327	70,304

Net deferred tax assets	(57,647)	(60,646)

Net deferred tax liabilities	$—	$—

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The company provided a valuation allowance in 2004 and 2003, to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of the net operating loss carry forwards (NOL’s) as management considers it more likely than not that the NOL’s will not be realized based upon projected future taxable income. There was no valuation allowance recorded in 2002.

     A reconciliation from the federal income tax provision at the applicable statutory income tax rate to the effective rate is as follows:

Year ended December 31, (in thousands)	2004	2003	2002
Income (loss) before income taxes and cumulative effect of accounting change	$23,806	$(397,791)	$40,629

Income tax (benefit) at statutory rate of 35%	$8,332	$(139,227)	$14,220
State income tax benefit, net of federal benefit	1,044	(17,453)	989
Excess percentage depletion	—	—	(6,372)
Adjustments to prior years’ tax provisions	(92)	(3,333)	—
Reduction of net operating losses resulting from ownership change	—	16,678	—
Change in valuation allowance	(7,977)	70,304	—
Other	(1,304)	(1,908)	108

Net income tax provision (benefit)	$3	$(74,939)	$8,945

     At December 31, 2004, the company had approximately $235 million of regular tax net operating loss carryforwards expiring during 2009 through 2024. Usage of $189 million of these net operating losses is limited to approximately $9.5 million annually as a result of the change in control of the company that occurred in connection with the Norilsk Nickel transaction in 2003 (see Note 14). Usage of net operating losses incurred after the change in control is not subject to this limitation.

     Cash payments for income taxes for the years ended December 31, 2004, 2003 and 2002, were $3,000, zero and $0.4 million, respectively.

NOTE 14
CAPITAL TRANSACTIONS

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

     On October 23, 2003, the stockholders approved an increase in the common stock authorized from 100,000,000 to 200,000,000.

NOTE 15
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

     During 1998, the company entered into three long-term sales contracts with its customers that contain guaranteed floor prices for metal delivered. In late 2000 and in 2001, the company amended these contracts to extend the terms and to modify the pricing mechanisms. One of these contracts applies to the company’s production through 2006, one through 2008 and one through 2010. Under the contracts, the company has committed between 80% and 100% of its palladium production and between 70% and 80% of its platinum production through 2010. Metal sales are priced at a slight discount to market. The remaining production is not committed under these contracts and remains available for sale at prevailing market prices.

     The following table summarizes the floor and ceiling price structures for the three long-term sales contracts related to mine production. The first two columns for each commodity represent the percent of total mine production that is subject to floor prices and the weighted average floor price per ounce. The second two columns for each commodity represent the percent of total mine production that is subject to ceiling prices and the weighted average ceiling price per ounce.

	PALLADIUM				PLATINUM
	Subject to		Subject to		Subject to		Subject to
	Floor Prices		Ceiling Prices		Floor Prices		Ceiling Prices
	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling
Year	Production	Price	Production	Price	Production	Price	Production	Price

2005	100%	$355	31%	$702	80%	$425	16%	$856
2006	100%	$339	31%	$703	80%	$425	16%	$856
2007	100%	$339	16%	$975	70%	$425	14%	$850
2008	85%	$376	20%	$975	70%	$425	14%	$850
2009	80%	$380	20%	$975	70%	$425	14%	$850
2010	80%	$375	20%	$975	70%	$425	14%	$850

     The long-term sales contracts provide for adjustments to ounces committed based on actual production. The long-term sales contracts contain termination provisions that allow the purchasers to terminate in the event the company breaches certain provisions of the contract and the breach is not cured within periods ranging from 10 to 30 days of notice by the purchaser. The long-term sales contracts are not subject to the requirements of SFAS No. 133 as the contracts qualify for the normal sales exception provided in SFAS No. 138 since they will not settle net and will result in physical delivery. The floors and ceilings embedded within the long-term sales contracts are treated as part of the host contract, not a separate derivative instrument and are therefore also not subject to the requirements of SFAS No. 133.

     The company has historically entered into hedging agreements from time to time to manage the effect of price changes in palladium and platinum from mine production on the company’s cash flow. Hedging activities consist of “fixed forwards” for future deliveries of specific quantities of PGMs at specific prices, the sale of call options and the purchase of put options and financially settled forwards. Gains or losses can occur as a result of hedging strategies. Hedging losses related to mine production of $1.3 million were realized in 2004; in 2003, no hedging gains or losses related to mine production were realized; and hedging gains related to mine production of $9.2 million were realized in 2002. The unrealized losses related to financially settled forwards for mine production was $4.8 million in 2004. There were no unrealized gains or losses on financially settled forwards for mine production in 2003. All of these open transactions settle at various periods through October 2006 (see Note 16).

Secondary Processing

     During 2004, the company entered into fixed forwards and financially settled forwards relating to secondary processing of catalysts materials. These transactions were accounted for as cash-flow hedges. These sales of metals from processing secondary materials are sold forward at the time of receipt and delivered against the cash flow hedges when the ounces are recovered. All of these open transactions settle at various periods through April 2005 (see Note 16). Hedging gains related to secondary processing of $0.5 million were realized in 2004. There were no hedging gains or losses related to secondary processing realized in 2003 or 2002. The unrealized loss on these instruments related to secondary processing due to changes in metal prices at December 31, 2004 and 2003 was $0.2 million and $0.9 million ($0.2 million and $0.5 million, net of tax), respectively. The company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the company’s hedge contract prices by a predetermined margin limit.

Palladium acquired in connection with Norilsk Nickel transaction:

     The company entered into sales agreements during the first quarter of 2004, to sell the palladium received in the stock transaction with Norilsk Nickel. Under these agreements, the company sells approximately 36,500 ounces of palladium per month, ending in the first quarter of 2006, at a slight volume discount to market price. Additionally, under one of these agreements, the company sells 3,250 ounces of platinum and 1,900 ounces of rhodium per month, also at a slight discount to market price.

NOTE 16
DERIVATIVE INSTRUMENTS

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

     As of December 31, 2004, the company was party to financially settled forward agreements covering approximately 60% of its anticipated platinum sales out of mine production from January of 2005 through October of 2006. These transactions are designed to hedge a total of 143,300 ounces of platinum sales from mine production for the next twenty-two months at an overall average price of approximately $808 per ounce.

     Until these contracts mature, any net change in the value of the hedging instrument is reflected in stockholders’ equity in accumulated other comprehensive income (AOCI). A net unrealized loss of $5.0 million ($4.8 million related to financially settled forwards related to mine production and $0.2 million related to fixed forwards related to secondary processing of catalysts) on these hedging instruments existing at December 31, 2004, is reflected in AOCI. When these instruments are settled, any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sales and will be recognized at that time in operating income. As of December 31, 2004, the unrealized loss for hedges that mature in 2005, was $3.9 million ($3.8 million related to financially settled forwards relating to mine production and $0.1 million related to fixed forwards related to secondary processing of catalysts). All commodity instruments outstanding at December 31, 2004, are expected to be settled within the next twenty-two months.

     A summary of the company’s derivative financial instruments as of December 31, 2004, is as follows:

Mine Production:

Financially Settled Forwards

	Platinum	Average
	Ounces	Price	Index
First Quarter 2005	19,900	$809	Monthly London PM Average
Second Quarter 2005	20,000	$807	Monthly London PM Average
Third Quarter 2005	20,200	$801	Monthly London PM Average
Fourth Quarter 2005	23,200	$801	Monthly London PM Average
First Quarter 2006	21,000	$812	Monthly London PM Average
Second Quarter 2006	21,000	$813	Monthly London PM Average
Third Quarter 2006	17,000	$814	Monthly London PM Average
Fourth Quarter 2006	1,000	$823	Monthly London PM Average

Catalyst Recycling:

Fixed Forwards

	Platinum		Palladium		Rhodium
	Ounces	Price	Ounces	Price	Ounces	Price
First Quarter 2005	18,703	$850	5,695	$200	2,178	$1,257
Second Quarter 2005	2,178	$862	—	$—	—	$—

Interest Rate Derivatives

     The company entered into two identical interest rate swap agreements fixing the interest rate on $100.0 million of the company’s debt, which were effective March 4, 2002, and matured on March 4, 2004. These interest rate swap agreements were accounted for as a cash flow hedge. During 2004 and 2003, hedging losses of $0.4 million and $2.4 million, respectively, were recognized as additional interest expense.

     During 2004, the company entered into fixed forwards and financially settled forwards that were accounted for as cash-flow hedges. These transactions settle at various periods through October 2006. The unrealized loss on these instruments due to changes in metal prices at December 31, 2004, was $5.0 million. The following summary sets forth the changes in other comprehensive income (loss) accumulated in stockholders’ equity during 2002, 2003 and 2004:

			Total Derivative
	Commodity		Financial
(in thousands)	Instruments	Interest Rate Swaps	Instruments
Balance at January 1, 2002	$9,458	$—	$9,458
Reclassification to earnings	(9,158)	1,545	(7,613)
Change in fair value	(300)	(3,863)	(4,163)

Balance at December 31, 2002	$—	$(2,318)	$(2,318)
Reclassification to earnings	—	2,425	2,425
Change in fair value	(910)	(550)	(1,460)

Balance at December 31, 2003	$(910)	$(443)	$(1,353)
Reclassification to earnings	844	443	1,287
Change in fair value	(4,899)	—	(4,899)

Balance at December 31, 2004	$(4,965)	$—	$(4,965)

     The net of tax balances in other accumulated comprehensive loss at December 31, 2004 and 2003 were $5.0 million and $0.8 million, respectively.

NOTE 17
SEGMENT INFORMATION

     The company operates two reportable business segments: Mine Production and Secondary Processing. These segments are managed separately based on fundamental differences in their operations. During 2003, the company entered into a long-term metal sourcing agreement which substantially increased revenues and cost of revenues from secondary processing activities in 2004 (see Note 18). Due to the increase in revenues and a change in management’s view of these activities during 2004, the secondary processing activities met the quantitative and qualitative thresholds for a reportable segment. The company has restated the segment information for 2003 and 2002 to report the secondary processing activities as a seperate segment.

     The Mine Production segment consists of two business components: Stillwater Mine and East Boulder Mine. The Mine Production segment is engaged in the development, extraction, processing and refining of PGMs. The company sells PGMs from mine production under long-term sales contracts, through derivative financial instruments and in open PGM markets. The Stillwater Mine and East Boulder Mine have been aggregated as both have similar products, processes, customers, distributions methods and economic characteristics. The company allocates costs of the Smelter and Refinery to the Mine Production segment to and the Secondary Processing segment for internal reporting purposes.

     The Secondary Processing segment is engaged in the recycling of secondary materials, primarily catalysts, for recovering PGMs. The company primarily sells these PGMs through derivative financial instruments.

     The All Other group primarily consists of revenues and costs generated from the sale of palladium received in the Norilsk Nickel transaction and costs of other corporate and support functions.

     The company evaluates performance and allocates resources based on income or loss before income taxes and cumulative effect of accounting changes. The following detail the financial information relating to the company’s segments:

(in thousands)	Mine	Secondary	All
Year ended December 31, 2004	Production	Processing	Other	Total

Revenues	$266,684	$76,388	$104,455	$447,527
Depreciation and amortization	$59,568	$48	$—	$59,616
Interest income	$—	$1,082	$1,136	$2,218
Interest expense	$—	$—	$17,892	$17,892
Income (loss) before income taxes and cumulative effect of accounting change	$32,152	$6,096	$(14,442)	$23,806
Capital expenditures	$75,962	$272	$505	$76,739
Total assets	$479,014	$18,638	$247,066	$744,718

Year ended December 31, 2003

Revenues	$240,406	$8,866	$6,551	$255,823
Depreciation and amortization	$40,700	$74	$—	$40,771
Interest income	$—	$74	$426	$500
Interest expense	$—	$—	$17,595	$17,595
Income (loss) before income taxes and cumulative effect of accounting change	$(364,549)	$81	$(34,123)	$(397,791)
Capital expenditures	$55,166	$—	$90	$55,256
Total assets	$454,256	$10,649	$225,683	$690,588

Year ended December 31, 2002

Revenues	$275,599	$15,177	$1,535	$292,311
Depreciation and amortization	$38,722	$71	$—	$38,793
Interest income	$—	$—	$903	$903
Interest expense	$—	$—	$17,601	$17,601
Income (loss) before income taxes and cumulative effect of accounting change	$64,806	$984	$(25,161)	$40,629
Capital expenditures	$57,030	$—	$139	$57,169
Total assets	$821,202	$1,688	$91,324	$914,214

NOTE 18
COMMITMENTS AND CONTINGENCIES

     The company believes that the likelihood that a material loss will occur in connection with the following claims and contingencies is remote. The company manages risk through insurance coverage, credit monitoring, and diversification of suppliers and customers.

REFINING AGREEMENTS

     The company has contracted with two entities to refine its filter cake production. Even though there is a limited number of PGM refiners, the company believes that it is not economically dependent upon any one refiner.

PURCHASE COMMITMENT

     During 2003, the company entered into a long-term metal sourcing agreement with PowerMount Incorporated of Somerset Kentucky under which it must purchase spent catalysts delivered to the company at prices based on market prices. The company can terminate this agreement upon ninety days’ notice.

OPERATING LEASES

     In September 1998, the company completed the sale and leaseback of a tunnel boring machine and miscellaneous other mining equipment.

The lease is non-cancelable with a term of five years and is classified as an operating lease for financial reporting purposes. In December 2001, the company entered into an additional operating lease through the sale and leaseback of mining equipment. The lease is cancelable after one year with a term of seven years and is classified as an operating lease for financial reporting purposes. Rental expense amounted to approximately $4.8 million, $4.6 million, and $5.0 million in 2004, 2003, and 2002, respectively.

     Future minimum lease payments for non-cancelable operating leases with terms in excess of one year are as follows:

Minimum Lease
Year ended (in thousands)	Payment
2005	$2,131
2006	554
2007	456
2008	429
2009	160
2010 and thereafter	802
Total	$4,532

SIGNIFICANT CUSTOMERS

     Sales to significant customers as a percentage of total revenues for the years ended December 31, were as follows:

	2004	2003	2002
Customer A	43%	65%	57%
Customer B	*	23%	24%
Customer C	15%	*	*
Customer D	15%	*	*

	73%	88%	81%

LABOR UNION CONTRACT

     As of December 31, 2004, the company had approximately 20% and 57% of its labor forces covered by collective bargaining agreements expiring in June 30, 2005, and June 30, 2007, respectively.

LEGAL PROCEEDINGS

     The company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company’s consolidated financial position, results of operations or liquidity.

NOTE 19
QUARTERLY DATA (UNAUDITED)

     Quarterly earnings data for the years ended December 31, 2004 and 2003, were as follows:

(in thousands, except per share data)	2004 Quarter Ended
	March 31	June 30	September 30	December 31
As revised for change in accounting method: (1)
Revenue	$100,693	$84,207	$144,565	$118,062
Depreciation and amortization	$15,008	$14,922	$13,647	$16,040
Operating income	$11,446	$16,508	$6,446	$5,080
Income (loss) before cumulative effect of accounting change	$7,830	$13,534	$(944)	$3,383
Cumulative effect of accounting change, net	$6,035	$—	$—	$—
Net income (loss)	$13,865	$13,534	$(944)	$3,383
Comprehensive income (loss)	$13,382	$16,931	$(6,047)	$1,427
Basic earnings per share (loss)	$0.15	$0.15	$(0.01)	$0.04
Diluted earnings per share (loss)	$0.15	$0.15	$(0.01)	$0.04

	2004 Quarter Ended
	March 31	June 30	September 30
As previously reported: (1)
Revenue	$100,693	$84,207	$144,565
Depreciation and amortization	$10,489	$10,634	$10,571
Operating income	$19,373	$19,465	$11,755
Income before cumulative effect of accounting change	$15,757	$16,491	$4,365
Cumulative effect of accounting change, net	$—	$—	$—
Net income	$15,757	$16,491	$4,365
Comprehensive income (loss)	$15,274	$19,888	$(738)
Basic earnings per share	$0.18	$0.18	$0.05
Diluted earnings per share	$0.17	$0.18	$0.05

	2003 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$64,154	$60,011	$66,645	$65,013
Depreciation and amortization	$9,979	$10,482	$13,647	$10,344
Operating income (loss)	$2,552	$(4,059)	$4,038	$(383,227)
Loss before cumulative effect of accounting change	$(1,349)	$(19,261)	$(1,628)	$(300,614)
Cumulative effect of accounting change, net	$(408)	$—	$—	$—
Net loss	$(1,757)	$(19,261)	$(1,628)	$(300,614)
Comprehensive loss	$(1,726)	$(18,940)	$(1,238)	$(300,771)
Basic loss per share (2)	$(0.04)	$(0.40)	$(0.02)	$(3.35)
Diluted loss per share (2)	$(0.04)	$(0.40)	$(0.02)	$(3.35)

(1)	During the fourth quarter of 2004, the company changed its accounting method for amortizing capitalized mine development costs. (see Note 3). The quarterly earnings data for 2004 have been revised to give retroactive effect to the change in accounting method as of January 1, 2004..

(2)	The sum of the quarterly basic and diluted earnings (loss) per share does not agree to the year-to-date basic and diluted earnings (loss) per share due to the effect of stock transactions during the periods on determining the weighted average shares outstanding each quarterly and annual period.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 9A
CONTROLS AND PROCEDURES

(a)	Management’s report on internal control over financial reporting

     Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended “Exchange Act”, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on our assessment, management believes that, as of December 31, 2004, the company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     The company’s independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page 62.

(b)	Internal Control Over Financial Reporting.

     There have not been any changes in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 to which this report relates that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B
Other Information

Not Applicable

PART III

ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     With regard to directors reference is made to the information set forth under the caption “Nominees for Election” in the company’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

     Set forth below is certain information concerning the individuals who were executive officers of the company as of December 31, 2004.

Name	Age	Position
Francis R. McAllister	62	Chairman of the Board and Chief Executive Officer
Stephen A. Lang	49	Executive Vice President and Chief Operating Officer
John R. Stark	52	Vice President, Human Resources, Secretary and Corporate Counsel
Terrell I. Ackerman	51	Vice President, Planning and Process Operations
Gregory A. Wing	55	Vice President, and Chief Financial Officer

     The following are brief biographies of the company’s executive officers and directors:

EXECUTIVE OFFICERS

     Francis R. McAllister (age 62) was appointed Chairman of the Board and Chief Executive Officer of the company effective February 12, 2001. Mr. McAllister was appointed a Director of the company on January 9, 2001. Prior to his appointment to the Board, Mr. McAllister served with ASARCO Incorporated from 1966 to 1999, most recently as Chairman and Chief Executive Officer in 1999, as Chief Operating Officer from 1998 to 1999, as Executive Vice President — Copper Operations from 1993 to 1998, as Chief Financial Officer from 1982 to 1993 and in various professional and management positions from 1966 to 1982. He currently serves on the Board of Directors of Cleveland Cliffs, Incorporated, an iron ore mining company. Mr. McAllister received his MBA from New York University, his Bachelor of Science - Finance from the University of Utah, and attended the Advanced Management Program at Harvard Business School.

     Stephen A. Lang (age 49) became the company’s Executive Vice President and Chief Operating Officer effective September 2, 2003. Mr. Lang was employed with Barrick Gold Corporation from 2001 to 2003 as Vice President and General Manager of Barrick Gold’s Goldstrike/ Meikle operation. Prior to joining Barrick Gold, Mr. Lang served as Vice President of Engineering and Project Development of Rio Algom, Limited in Santiago, Chile from 1999 to 2001. From 1996 to 1999, Mr. Lang served as Vice President and General Manager of Kinross Gold Corporation/ Amax Gold Corporation’s Fort Knox Mine in Fairbanks, Alaska. From 1981 to 1996, he held various positions with Santa Fe Pacific Gold Minerals Corporation, including General Manager of the Twin Creeks Mine in Golconda, Nevada. Mr. Lang earned a Bachelors of Science in Mining Engineering from the University of Missouri-Rolla and a Masters Degree in Mining Engineering from the University of Missouri-Rolla.

     John R. Stark (age 52) was appointed Vice President, Human Resources on September 21, 1999, and was subsequently appointed Secretary and Corporate Counsel on May 29, 2001 and July 17, 2001, respectively. Mr. Stark has a varied background in corporate administration and human resources. He was previously with Molycorp, Inc. in 1996 as Manager of Sales and Administration; Western Mobile, Inc., an international construction material supplier, from 1992 to 1996; and with AMAX Inc. for 13 years until 1992. Mr. Stark received his Juris Doctor degree from the University of Denver School of Law and holds a Bachelor of Arts degree in economics from the University of Montana.

     Terrell I. Ackerman (age 51) is currently Vice President, Planning and Process Operations. Mr. Ackerman joined the company in March 2000 as Director of Corporate Planning after 2 years as an independent consultant. During 1998 and 1999 Mr. Ackerman conducted feasibility studies, operational and mine planning reviews for various underground operations. Prior to this time, Mr. Ackerman was VP and General Manager of BHP Copper’s San Manuel Operation in Arizona. Mr. Ackerman held increasing roles of accountability for Magma Copper Company starting as an underground engineer in training in 1976. Mr. Ackerman received a

Bachelor of Science degree in Mine Engineering from the University of Idaho College of Mines.

     Gregory A. Wing (age 55) became the company’s Vice President and Chief Financial Officer effective March 22, 2004. Previously, Mr. Wing served as the Vice President and Chief Financial Officer of Black Beauty Coal Company from 1995 through 2003. Prior to joining Black Beauty, Mr. Wing was with The Pittsburg and Midway Coal Mining Company, a subsidiary of Chevron Corporation, as Manager of Financial Planning and Analysis. From 1986 to 1989, he was employed by Chevron Corporation as Senior Analyst in Corporation Planning, and from 1980 to 1986, he was with Arabian American Oil Company in Dhahran, Saudi Arabia. Mr. Wing received a Bachelor of Arts in Physics and an M.B.A in Accounting and Finance, both from the University of California at Berkeley

     For information concerning the company’s executive officers, reference is made to the information set forth under the caption “Executive Officers of the Registrant” located in Item 1 of this Form 10-K. For information concerning the company’s directors and compliance by the company’s directors, executive officers and significant stockholders with the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended, reference is made to the information set forth under the captions “Election of Directors” and “Compliance with Section 16(a) - Beneficial Ownership Reporting Compliance,” respectively, in the company’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Audit Committee Financial Expert

     Newly created federal regulations and New York Stock Exchange listing requirements require the board to determine if a member of its audit committee is an “audit committee financial expert.” According to these new requirements, an audit committee member can be designated an audit committee financial expert only when the audit committee member satisfies five specified qualification requirements, such as experience (or “experience actively supervising” others engaged in) preparing, auditing, analyzing, or evaluating financial statements presenting a level of accounting complexity comparable to what is encountered in connection with the company’s financial statements. The regulations further require such qualifications to have been acquired through specified means of experience or education. While the board has confidence in the ability and the effectiveness of its audit committee, the board has determined that no current audit committee member qualifies as an audit committee financial expert. The board believes that the current members of the audit committee are qualified to carry out the duties and responsibilities of the audit committee. In the event of a vacancy on the board, the board desires to fill it with a person satisfying the requirements for an audit committee financial expert, assuming that such individual satisfies such other criteria that the board believes are important for an individual to make a meaningful contribution to the deliberations of the board as a whole.

Code of Ethics

     The company has adopted a code of ethics that requires honest and ethical conduct; avoidance of conflicts of interest; compliance with applicable governmental laws, rules and regulations; full, fair, accurate, timely, and understandable disclosure in reports and documents filed with the SEC and in other public communications made; and accountability for adherence to the code. The code of Ethics can be accessed via the company’s internet website is http://www.stillwatermining.com. Printed copies will be provided upon request.

Corporate Governance

     The company’s corporate governance principles, corporate governance and nominating committee charter, compensation committee charter and audit committee charter can be accessed via the company’s internet website is http://www.stillwatermining.com

ITEM 11
EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the caption “Executive Compensation” in the company’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     Reference is made to the information set forth under the caption “Security Ownership of Principal Stockholders and Management” in the company’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information set forth under the caption “Certain Relationships and Related Transactions” in the company’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 14
PRINCIPAL ACCOUNTING FEES AND SERVICES

     Reference is made to the information set forth under the caption “Principal Accounting Fees and Services” in the company’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

PART IV

ITEM 15
EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

(a) Documents filed as part of this Form 10-K

     1. Financial Statements and Supplementary Data

     2. Financial Statement Schedules (not applicable)

(b) See Exhibit Index below

(c)Not applicable

EXHIBITS

Number	Description
2.1	Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the “1994 S-1”)).

3.1	Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

3.2	Amended and Restated By-Laws of Stillwater Mining Company, (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on December 29, 2004).

4.1	Form of Indenture, dated April 29, 1996, between Stillwater Mining Company and Colorado National Bank with respect to the company’s 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated April 29, 1996).

4.2	Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

4.3	Amendment No. 1, dated as of November 20, 2002, to the Rights Agreement between Stillwater Mining Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated November 21, 2002).

10.1	1998 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 6, 1998).

10.2	Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

10.3	Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.4	Palladium Sales Agreement, made as of August 13, 1998, among Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated July 21, 1998).

10.5	Palladium and Platinum Sales Agreement, made as of August 17, 1998, among Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated July 21, 1998).

10.6	Palladium and Platinum Sales Agreement, made as of August 27, 1998, among Stillwater Mining Company and Mitsubishi Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.4 to the Form 8-K, dated July 21, 1998).

10.7	Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.8	Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001 (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2001).

10.9	First Amendment Agreement to Palladium Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.10	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 27, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.11	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.12	Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.13	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company

Number	Description
and General Motors Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.24 of the Registrant’s 2001 10-K).

10.14	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company, Mitsubishi Corporation and Mitsubishi International Corporation, dated April 1, 2001 (incorporated by reference to Exhibit 10.2 to the Form 10-Q, for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.15	Second Amendment Agreement to Palladium, Platinum and Rhodium Sales Agreement between Stillwater Mining Company and Mitsubishi International Corporation, dated November 30, 2001(incorporated by reference to Exhibit 10.26 of the Registrant’s 2001 10-K).

10.16	Third Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 13, 2002 (incorporated by reference to Exhibit 10.33 of the Registrant’s 2002 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.17	Employment Agreement between Terrell I. Ackerman and Stillwater Mining Company dated May 8, 2002 (incorporated by reference to Exhibit 10.34 of the Registrant’s 2002 10-K).

10.18	Amended and Restated General Employee Stock Plan, dated October 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.19	Employment Agreement between Stephen A. Lang and Stillwater Mining Company dated September 1, 2003 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.20	Stock Purchase Agreement between Stillwater Mining Company and MMC Norilsk Nickel and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.1 to the Form 8-K, dated June 23, 2003)

10.21	Registration Rights Agreement, Stillwater Mining Company and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated June 23, 2003)

10.22	Palladium Sales Agreement, made as of February 1, 2004, among Stillwater Mining Company and Mitsubishi Corporation (incorporated by reference to Exhibit 10.38 to the Form 10-K filed on March 15, 2004(portions of this agreement have been omitted pursuant to a confidential treatment request) (filed herewith).

10.23	Palladium Sales Agreement, made as of March 3, 2004, among Stillwater Mining Company and Engelhard Corporation (incorporated by reference to Exhibit 10.39 to the Form 10-K filed on March 15, 2004(portions of this agreement have been omitted pursuant to a confidential treatment request) (filed herewith).

10.24	Employment Agreement between Gregory A. Wing and Stillwater Mining Company dated as of March 22, 2004 (incorporated by reference to Exhibit 10.40 to the Form 10-K filed on March 15, 2004).

10.25	Articles of Agreement between Stillwater Mining Company (East Boulder) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 2002 (incorporated by reference to Exhibit 10.41 to the Form 10-K filed on March 15, 2004).

10.26	Amendment No. 1 to Stockholders Agreement, dated as of March 19, 2004, made by and among Stillwater Mining Company and MMC Norilsk Nickel (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on May 7, 2004).

10.27	Palladium, Platinum, Rhodium Sales Agreement, dated as of March 1, 2004, among Stillwater Mining Company and DaimlerChrylser Corporation (portions of this agreement have been omitted due to confidentiality provision). (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 7, 2004)

10.28	Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 19, 2004 ((incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 5, 2004).

10.29	Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 5, 2004)

10.30	Fourth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated February 20, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.31	Fifth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated May 4, 2004 ((incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

Number	Description
18.1	Preferability letter from KPMG, LLP on accounting change (filed herewith)

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc. (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated March 30, 2005

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated March 30, 2005

32.1	Section 1350 Certification, dated March 30, 2005

32.2	Section 1350 Certification, dated March 30, 2005

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STILLWATER MINING COMPANY (“Registrant”)
Dated: March 30, 2005	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.

Signature and Title	Date
/s/ Francis R. McAllister Francis R. McAllister	March 30, 2005
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Gregory A. Wing Gregory A. Wing	March 30, 2005
Vice President and Chief Financial Officer
(Principal Accounting Officer)

/s/ Craig L. Fuller Craig L. Fuller, Director	March 30, 2005

/s/ Patrick M. James Patrick M. James, Director	March 30, 2005

/s/ Steven S. Lucas Steven S. Lucas, Director	March 30, 2005

/s/ Joseph P. Mazurek Joseph P. Mazurek, Director	March 30, 2005

/s/ Sheryl K. Pressler Sheryl K. Pressler, Director	March 30, 2005

/s/ Donald Riegle Jr. Donald Riegle Jr., Director	March 30, 2005

/s/ Todd D. Schafer Todd D. Schafer, Director	March 30, 2005

/s/ Jack E. Thompson Jack E. Thompson, Director	March 30, 2005

EXHIBIT INDEX

Number	Description
2.1	Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the “1994 S-1”)).

3.1	Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

3.2	Amended and Restated By-Laws of Stillwater Mining Company, (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on December 29, 2004).

4.1	Form of Indenture, dated April 29, 1996, between Stillwater Mining Company and Colorado National Bank with respect to the company’s 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated April 29, 1996).

4.2	Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

4.3	Amendment No. 1, dated as of November 20, 2002, to the Rights Agreement between Stillwater Mining Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated November 21, 2002).

10.1	1998 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 6, 1998).

10.2	Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

10.3	Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.4	Palladium Sales Agreement, made as of August 13, 1998, among Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated July 21, 1998).

10.5	Palladium and Platinum Sales Agreement, made as of August 17, 1998, among Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated July 21, 1998).

10.6	Palladium and Platinum Sales Agreement, made as of August 27, 1998, among Stillwater Mining Company and Mitsubishi Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.4 to the Form 8-K, dated July 21, 1998).

10.7	Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.8	Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001 (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2001).

10.9	First Amendment Agreement to Palladium Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.10	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 27, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.11	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.12	Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.13	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company

Number	Description
and General Motors Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.24 of the Registrant’s 2001 10-K).

10.14	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company, Mitsubishi Corporation and Mitsubishi International Corporation, dated April 1, 2001 (incorporated by reference to Exhibit 10.2 to the Form 10-Q, for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.15	Second Amendment Agreement to Palladium, Platinum and Rhodium Sales Agreement between Stillwater Mining Company and Mitsubishi International Corporation, dated November 30, 2001(incorporated by reference to Exhibit 10.26 of the Registrant’s 2001 10-K).

10.16	Third Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 13, 2002 (incorporated by reference to Exhibit 10.33 of the Registrant’s 2002 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.17	Employment Agreement between Terrell I. Ackerman and Stillwater Mining Company dated May 8, 2002 (incorporated by reference to Exhibit 10.34 of the Registrant’s 2002 10-K).

10.18	Amended and Restated General Employee Stock Plan, dated October 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.19	Employment Agreement between Stephen A. Lang and Stillwater Mining Company dated September 1, 2003 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.20	Stock Purchase Agreement between Stillwater Mining Company and MMC Norilsk Nickel and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.1 to the Form 8-K, dated June 23, 2003)

10.21	Registration Rights Agreement, Stillwater Mining Company and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated June 23, 2003)

10.22	Palladium Sales Agreement, made as of February 1, 2004, among Stillwater Mining Company and Mitsubishi Corporation (incorporated by reference to Exhibit 10.38 to the Form 10-K filed on March 15, 2004(portions of this agreement have been omitted pursuant to a confidential treatment request) (filed herewith).

10.23	Palladium Sales Agreement, made as of March 3, 2004, among Stillwater Mining Company and Engelhard Corporation (incorporated by reference to Exhibit 10.39 to the Form 10-K filed on March 15, 2004(portions of this agreement have been omitted pursuant to a confidential treatment request) (filed herewith).

10.24	Employment Agreement between Gregory A. Wing and Stillwater Mining Company dated as of March 22, 2004 (incorporated by reference to Exhibit 10.40 to the Form 10-K filed on March 15, 2004).

10.25	Articles of Agreement between Stillwater Mining Company (East Boulder) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 2002 (incorporated by reference to Exhibit 10.41 to the Form 10-K filed on March 15, 2004).

10.26	Amendment No. 1 to Stockholders Agreement, dated as of March 19, 2004, made by and among Stillwater Mining Company and MMC Norilsk Nickel (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on May 7, 2004).

10.27	Palladium, Platinum, Rhodium Sales Agreement, dated as of March 1, 2004, among Stillwater Mining Company and DaimlerChrylser Corporation (portions of this agreement have been omitted due to confidentiality provision). (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 7, 2004)

10.28	Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 19, 2004 ((incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 5, 2004).

10.29	Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 5, 2004)

10.30	Fourth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated February 20, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.31	Fifth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated May 4, 2004 ((incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

Number	Description
18.1	Preferability letter from KPMG, LLP on accounting change (filed herewith)

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc. (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated March 30, 2005

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated March 30, 2005

32.1	Section 1350 Certification, dated March 30, 2005

32.2	Section 1350 Certification, dated March 30, 2005