Form 10-K/A
period 2003-12-31
STILLWATER MINING CO /DE/
filed 2005-04-01
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

     This Amendment No. 1 to the “Form 10-K/A to our Annual Report on Form 10-K for the period ended December 31, 2003 amends and supplements the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission on March 15, 2004 (the “Original Form 10-K”). The filing of this Form 10-K/A shall not be deemed an admission that the Original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

2003 Highlights:

•	In 2003, the company’s total revenues consisted of $161.6 million from sales of palladium and $78.6 million from sales of platinum or 67.3% and 32.7% of total revenues, respectively compared to $202.9 million from sales of palladium and $72.7 million from sales of platinum, or 73.6% and 26.4% of total revenues respectively, for 2002 and $220.4 million from sales of palladium and $57.0 million of from sales platinum or 79.5% and 20.5% of total revenues, respectively for 2001. The company reported a net loss of $323.3 million, or $4.77 per share in 2003 compared to net income of $31.7 million, or $0.74 per share in 2002. The 2003 net loss includes a $390.3 million asset impairment charge and a charge of $70.3 million to record a valuation allowance for the amount of the net deferred tax assets the company believes will not be utilized. The charges are non-cash and not expected to impact operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.”

•	In 2003, the company produced a total of 584,000 ounces of palladium and platinum compared to 617,000 ounces in 2002. Total consolidated cash costs per ounce were $283 in 2003, compared with $287 in 2002. The lower consolidated cash costs per ounce were due to a decrease in operating costs primarily related to lower mining costs at the East Boulder Mine.

•	On June 23, 2003, the company and MMC Norilsk Nickel (Norilsk Nickel), a Russian mining company, completed a stock purchase transaction whereby the company issued 45,463,222 shares of its common stock to Norimet Limited (Norimet), a wholly-owned subsidiary of Norilsk Nickel, representing 50.8% of the company’s then outstanding shares. The company received consideration from Norimet consisting of $100.0 million in cash and 877,169 ounces of palladium valued at $148.2 million as of June 23, 2003 (see Note 12). The aggregate value of the consideration was $248.2 million as of June 23, 2003. The company was required to use 50% of the cash consideration received from Norilsk Nickel to pay down its bank loans. As

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

     For proven reserves, distances between samples range from 25 to 100 feet but are typically spaced at 50-foot intervals both horizontally and vertically. The sample data for proven reserves consists of survey data, lithological data and assay results. This data is entered into a 3-dimensional modeling software package. The data is analyzed to produce a 3-dimensional solid block model of the resource. The assay values are further analyzed by a geostatistical modeling technique (kriging) to establish a grade distribution within the 3-dimensional block model. Dilution is then applied to the model and a diluted thickness and grade is calculated for each block. Ore and waste tons, contained ounces and grade are then calculated and summed for all blocks. A percent mineable factor based on historic geologic unit values is applied and the final proven reserve tons and grade are calculated.

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

     The company reviews its methodology for calculating ore reserves on an annual basis. Conversion, an indicator of the success in upgrading probable ore reserves to proven ore reserves, is evaluated annually as part of the “Reserve Process”. The annual review examines the effect of new geologic information, changes implemented or planned in mining practices and mine economics on factors used for the estimation of probable ore reserves. The review includes an evaluation of the company’s rate of conversion of probable reserves to proven reserves.

     The proven and probable reserves are then modeled as a long-term mine plan and additional factors including recoveries, metal prices, mine operating costs and capital estimates are applied to determine the overall economics of the reserves.

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

The company’s proven ore reserves are generally expected to be extracted utilizing the existing mine infrastructure. Additional capital expenditures will be required to extract the company’s probable ore reserves. Based on current mining rates the 2003 proven ore reserves of 2.05 million tons at the Stillwater Mine and 0.66 million tons at the East Boulder mine represent approximately 2.8 years of production (2,000 tons per day) and 1.4  years of production (1,300 tons per day), respectively.

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

     The Columbus Smelter and Refinery complex is planned to be idled for four to six weeks in the second quarter 2004 for a periodic re-bricking of the smelting furnace. The company estimates that the expenditures associated with the re-bricking will be approximately $0.9 million and that these costs will be charged to operations as incurred. Mine operations will continue during the re-bricking with concentrate production stored for processing following the restart of the smelter. Concentrate accumulated during the re-bricking is expected to be processed by year-end 2004. The smelter re-bricking is expected to reduce earnings and cash flow modestly during the second quarter of 2004, but in view of the plan to continue mining operations during the shutdown, the company does not believe that the shutdown will have any material effect on production, capital resources or cash flows for the full year 2004.

     The company’s significant repair and maintenance costs in connection with planned major maintenance activities are expensed as incurred. The Company does not accrue in advance for major maintenance activities, but, whenever practicable, discloses in advance in its public filings any planned major maintenance activities that may affect operations.

SECONDARY MATERIALS PROCESSING

     Secondary PGM metals contained in spent catalytic converter material are processed by the company through its metallurgical complex. A sampling facility for secondary materials is used to crush and sample spent autocatalysts prior to being blended for smelting in the electric furnace. The spent autocatalytic material is sourced primarily from automobile repair shops and automobile yards that disassemble old cars for the recycling of their parts. Spent petroleum refining catalysts are also processed by the company.

     The company has been processing small spot shipments of spent autocatalysts since 1997. In October 2003, the company entered into a long-term metal sourcing agreement with Power Mount Incorporated of Somerset, Kentucky under which it will contractually purchase secondary metals for recycling. The commercial terms of this agreement are confidential. In the event of a change in business circumstances, the company can terminate this agreement upon ninety days’ notice.

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

     The following table summarizes the floor and ceiling price structures for the three supply contracts related to mine production. The first two columns for each commodity represent the percent of total mine production that is subject to floor prices and the weighted average floor price per ounce. The second two columns for each commodity represent the percent of total mine production that is subject to ceiling prices and the weighted average ceiling price per ounce.

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

Palladium acquired in connection with Norilsk Nickel transaction:

     During 2003, the company entered into negotiations for the sale of the 877,169 ounces of palladium, which constituted a portion of the payment received from Norilsk Nickel when it acquired its initial 50.8% interest in the Company. In the first quarter of 2004, the company announced that it had entered into contracts or had reached understandings, under which all of the palladium will be sold, at a slight volume discount to market price at the time of delivery, over a period of two years primarily for use in automobile catalytic converters.

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

     The unique physical qualities of PGMS’s include: (1) a high melting point; (2) superior conductivity and ductility; (3) a high level of resistance to corrosion; (4) strength and durability; and (5) strong catalytic properties. Palladium, like platinum, has numerous industrial applications.

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

     In consummating the Norilsk Nickel transaction, a substantial portion of the consideration received was paid in palladium. Norilsk Nickel paid the company 877,169 ounces of palladium, which was valued at approximately $148.2 million as of June 23, 2003 (see Note 12). During 2003, the company entered into negotiations for the sale of the 877,169 ounces of palladium. In the first quarter of 2004, the company announced that it had entered into contracts under which all of the palladium will be sold, at a slight volume discount to market price at the time of delivery, over a period of two years primarily for use in automobile catalytic converters. The amount to be received by the company under these contracts will be subject to market price changes.

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

     During 2003, the company entered into negotiations for the sale of the 877,169 ounces of palladium, which constituted a portion of the payment received from Norilsk Nickel when it acquired its initial 50.8% interest in the Company. In the first quarter of 2004, the company announced that it had entered into contracts or had reached understandings, under which all of the palladium will be sold, at a slight volume discount to market price at the time of delivery, over a period of two years primarily for use in automobile catalytic converters. As a result of these contracts, the company is subject to the customer’s compliance with the terms of the contracts, their ability to terminate or suspend the contracts and the customer’s willingness and ability to pay. The loss of any of these would require the company to sell the metal in the open market which may have a negative impact on the price received. Alternatively, the company may choose not to sell the metal or seek alternative contracts. In such an event the company’s earnings and cash flows could be negatively impacted. See “Business and Properties — Current Operations — Sales and Hedging Activities” for additional information about the sales contracts.

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

     Actual period-to-period conversion of probable ore reserves to proven ore reserves may result in increases or decreases to the total reported amount of ore reserves. Conversion, an indicator of the success in upgrading probable ore reserves to proven ore reserves, is evaluated annually as part of the “Reserve Process”. For the years 1997 through 2003 at the Stillwater Mine the conversion rates of probable to proven ore reserve tons were 163%, 150%, 66%, 111%, 104%, 71%, and 52%, respectively. At the East Boulder Mine, where production has been under way since 2001, conversion rates of probable ore reserves to proven ore reserves were 88% in 2001, 91% in 2002, 86% and 2003. Conversion rates are affected by a number of factors, including geological variability, applicable mining methods, changes in safe mining practices, economic factors and new regulatory requirements.

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

FURTHER AMENDMENTS OR WAIVERS OF THE COMPANY’S CREDIT AGREEMENT MAY BE NECESSARY AND MAY NOT BE OBTAINED

     The company’s agreement with a syndicate of financial institutions provides a credit facility which was used to finance a portion of the expansion plan and contains covenants relating to the accomplishment of specific production objectives, capital expenditures and financial targets. The credit facility consists of term loans and a revolving credit facility. The company has obtained amendments or waivers of various covenants on seven occasions. If significant operational problems are incurred, the company may breach one of its covenants and require a further amendment. Under such circumstances, if necessary amendments are not granted, the loans will be in default and immediately due and payable. For further information on the credit facility, see “Business and Properties – Current Operations — Credit Agreement.”

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

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The company held its annual meeting of stockholders on October 23, 2003. The following table sets forth the proposals presented at the annual meeting and the votes cast in connection with each proposal. Further information regarding these proposals was included in the Company’s proxy statement filed with the Securities and Exchange Commission on September 24, 2003 and the exhibits thereto:

	Proposal	Votes Cast
		For	Against	Abstain	Withhold
1.	To amend the company’s Restated Certificate of Incorporation (the “charter”) to increase the company’s authorized common stock from 100,000,000 shares to 200,000,000 shares.	77,089,214	8,476,402	60,161	–
2.	To amend the charter to eliminate cumulative voting rights of stockholders.	56,179,373	14,130,360	68,182	–
3.	To amend the charter to eliminate the rights of stockholders to take action by written consent.	55,866,963	14,446,325	64,627	–
4.	To amend the charter to provide that the number of directors shall be set forth in accordance with the company’s by-laws, provided that the number shall be no less than seven and no more than ten.	66,767,564	1,982,028	1,628,323	–
5.	To approve a restatement of the current charter to include the amendments set forth in Proposals 1 through 4 in the event they are approved by the stockholders and to make other amendments set forth in the Proxy Statement.	55,013,336	12,112,202	3,252,377	–
6.	To amend the company’s by-laws to provide that: (i) the nomination of directors, (ii) the filling of vacancies in the Board, (iii) notice of Board meetings, (iv) the Board quorum requirements, (v) the election of officers and (vi) the appointment of Board committees shall be subject to the provisions of the Stockholders Agreement by and among the Company, Norimet and Norilsk Nickel, dated as of June 23, 2003.	62,879,470	5,834,388	1,663,057	–
7.	To amend and restate the company’s by-laws to include the amendments set forth in Proposal 6 in the event they are approved by the stockholders and to make other amendments set forth in the Proxy Statement.	59,227,797	9,447,348	1,695,362	–
8.	To elect nine directors to the company’s Board of Directors.
	Craig L. Fuller Patrick M. James Steven S. Lucas Joseph P. Mazurek Francis R. McAllister Sheryl K. Pressler Donald W. Riegle Todd D. Schafer Jack E. Thompson	82,706,041 82,724,529 82,734,758 82,760,683 82,682,255 82,707,541 82,725,069 82,740,360 82,769,300	– – – – – – – – –	– – – – – – – – –	2,919,736 2,901,248 2,891,019 2,865,094 2,943,522 2,918,236 2,900,708 2,885,417 2,856,477
9.	To amend and restate the company’s General Employee Stock Plan to increase the number of shares of Common Stock authorized for issuance from 1,100,000 shares to 1,400,000 shares and change the governing law from Colorado to Delaware.	55,925,956	12,838,299	1,613,660	–
10.	To ratify the appointment of KPMG LLP as the company’s independent accountants.	85,250,617	284,749	90,411	–

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

     Gregory A. Wing (age 54) will become the Company’s Vice President and Chief Financial Officer effective March 22, 2004. Mr. Wing was with Black Beauty Coal Company as Vice President of Finance and Chief Financial Officer from 1995 through 2003. Prior to joining Black Beauty, Mr. Wing was with Pittsburg and Midway Coal Mining Company a subsidiary of Chevron Corporation as Manager of Financial Planning and Analysis in Englewood, CO. From 1986 to 1989, he was employed with Chevron Corporation as Senior Analyst in Corporation Planning, and from 1980 to 1986, he was with Arabian American Oil Company. Mr. Wing earned a Bachelor of Arts in Physics from the University of California at Berkeley and a M.B.A in Accounting and Finance from the University of California at Berkeley.

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

ITEM 6

SELECTED FINANCIAL AND OPERATING DATA

(in thousands, except where noted)	2003	2002	2001	2000	1999
INCOME STATEMENT

Revenues	$240,229	$275,599	$277,381	$225,232	$150,691

Costs and expenses
Cost of metals sold	173,008	171,015	134,430	103,902	79,395
Depreciation and amortization	40,959	38,990	23,722	17,623	13,557

Total cost of revenues	213,967	210,005	158,152	121,525	92,952
General and administrative expenses	14,513	14,205	22,342	9,753	7,305
Norilsk Nickel transaction related expenses	3,043	—	—	—	—
Impairment of property, plant and equipment	390,295	—	—	—	—
Restructuring costs, net	(966)	(5,938)	10,974	—	—
Legal settlement	—	—	1,684	—	—

Total costs and expenses	620,852	218,272	193,152	131,278	100,257

Operating income (loss)	(380,623)	57,327	84,229	93,954	50,434

Other income (expense)
Interest income	427	903	1,900	1,095	1,048
Interest expense, net of capitalized interest	(17,595)	(17,601)	—	—	(137)

Income (loss) before income taxes and cumulative effect of accounting change	(397,791)	40,629	86,129	95,049	51,345

Income tax benefit (provision) before provision for valuation allowance and reductions of deferred tax assets	161,921	(8,945)	(20,325)	(27,150)	(14,174)
Provision for valuation allowance for net deferred tax assets	(70,304)	—	—	—	—
Reduction of deferred tax asset for net operating loss carryforwards resulting from ownership change	(16,678)	—	—	—	—

Total income tax benefit (provision)	74,939	(8,945)	(20,325)	(27,150)	(14,174)

Income (loss) before cumulative effect of accounting change	(322,852)	31,684	65,804	67,899	37,171

Cumulative effect of accounting change, net of income taxes	(408)	—	—	(6,435)	—

Net income (loss)	(323,260)	31,684	65,804	61,464	37,171

Other comprehensive income (loss), net of tax	585	(7,139)	12,872	—	—

Comprehensive income (loss)	$(322,675)	$24,545	$78,676	$61,464	$37,171

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$(4.76)	$0.74	$1.70	$1.76	$1.01
Cumulative effect of accounting change	(0.01)	—	—	(0.16)	—

Net income (loss)	$(4.77)	$0.74	$1.70	$1.60	$1.01

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$(4.76)	$0.74	$1.68	$1.73	$0.96
Cumulative effect of accounting change	(0.01)	—	—	(0.16)	—

Net income (loss)	$(4.77)	$0.74	$1.68	$1.57	$0.96

Weighted average common shares outstanding
Basic	67,807	42,900	38,732	38,507	36,758
Diluted	67,807	43,004	39,214	39,250	38,597

Cash flow data
Net cash provided by operating activities	$47,215	$52,138	$106,792	$117,674	$67,818
Net cash used by investing activities	$55,256	$55,887	$195,648	$191,481	$194,253
Net cash provided by financing activities	$29,639	$14,751	$85,548	$89,180	$79,470

Balance sheet data
Current assets	$265,006	$112,475	$85,790	$74,155	$45,710
Total assets	$690,588	$914,214	$868,221	$679,026	$478,838
Current liabilities	$110,270	$65,783	$63,507	$59,195	$36,989
Long-term debt and capital lease obligations	$85,445	$198,866	$246,803	$157,256	$84,404
Stockholder’s equity	$479,297	$559,214	$475,123	$400,614	$323,104
Working capital	$154,736	$46,692	$22,283	$14,960	$8,721

(in thousands, except where noted)	2003	2002	2001	2000	1999
OPERATING AND COST DATA

Consolidated:
Ounces produced
Palladium	450	476	405	330	315
Platinum	134	141	121	100	94

Total	584	617	526	430	409

Tons milled	1,185	1,257	829	678	689
Mill head grade (ounce per ton)	0.53	0.54	0.66	0.69	0.66

Sub-grade tons milled (1)	84	74	65	78	—
Sub-grade mill head grade (ounce per ton)	0.20	0.17	0.21	0.23	—

Total tons milled (1)	1,269	1,331	894	756	689
Combined mill head grade (ounce per ton)	0.51	0.52	0.63	0.64	0.66
Total mill recovery (%)	91	90	90	89	89

Total operating costs per ounce	$249	$256	$230	$223	$178
Total cash costs per ounce (2), (3)	$283	$287	$264	$264	$198
Total production costs per ounce (2), (3)	$354	$351	$311	$305	$231

Total operating costs per ton milled	$115	$119	$130	$127	$106
Total cash costs per ton milled (2), (3)	$130	$133	$149	$150	$118
Total production costs per ton milled (2), (3)	$163	$163	$175	$173	$138

Stillwater Mine:
Ounces produced
Palladium	328	379	388	330	315
Platinum	100	113	116	100	94

Total	428	492	504	430	409

Tons milled	730	892	829	678	689
Mill head grade (ounce per ton)	0.62	0.60	0.66	0.69	0.66

Sub-grade tons milled (1)	84	55	65	78	—
Sub-grade mill head grade (ounce per ton)	0.20	0.16	0.21	0.23	—

Total tons milled (1)	814	947	894	756	689
Combined mill head grade (ounce per ton)	0.58	0.58	0.63	0.64	0.66
Total mill recovery (%)	91	90	90	89	90

Total operating costs per ounce	$231	$235	$230	$223	$178
Total cash costs per ounce (2), (3)	$262	$263	$264	$264	$198
Total production costs per ounce (2), (3)	$322	$318	$311	$305	$231

Total operating costs per ton milled	$121	$122	$130	$127	$106
Total cash costs per ton milled (2), (3)	$138	$137	$149	$150	$118
Total production costs per ton milled (2), (3)	$169	$165	$175	$173	$138

East Boulder Mine:
Ounces produced
Palladium (4)	122	97	17	—	—
Platinum (4)	34	28	5	—	—

Total (4)	156	125	22	—	—

Tons milled (4)	455	365	85	—	—
Mill head grade (ounce per ton) (4)	0.39	0.39	0.31	—	—

Sub-grade tons milled (1)	—	19	—	—	—
Sub-grade mill head grade (ounce per ton)	—	0.20	—	—	—

Total tons milled (1), (4)	455	384	85	—	—
Combined mill head grade (ounce per ton) (4)	0.39	0.38	0.31	—	—
Total mill recovery (%) (4)	89	88	92	—	—

Total operating costs per ounce	$299	$335	$—	$—	$—
Total cash costs per ounce (2), (3)	$343	$381	$—	$—	$—
Total production costs per ounce (2), (3)	$441	$478	$—	$—	$—

Total operating costs per ton milled	$103	$110	$—	$—	$—
Total cash costs per ton milled (2), (3)	$118	$125	$—	$—	$—
Total production costs per ton milled (2), (3)	$151	$156	$—	$—	$—

(in thousands, except where noted)	2003	2002	2001	2000	1999
SALES AND PRICE DATA

Ounces sold (000)
Palladium	459	469	391	324	314
Platinum	131	143	114	100	94

Total	590	612	505	424	408

Average realized price per ounce (5)
Palladium	$352	$436	$570	$560	$372
Platinum	$602	$511	$498	$481	$383
Combined (6)	$408	$454	$554	$541	$375

Average market price per ounce (5)
Palladium	$201	$338	$604	$680	$358
Platinum	$691	$539	$529	$544	$377
Combined (6)	$315	$384	$586	$649	$362

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only. Prior period amounts have been adjusted to conform with the current year presentation.

(2)	Total cash costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead, taxes other than income taxes, royalties and credits for metals produced other than palladium and platinum). Total production costs include total cash costs plus depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment writedowns, restructuring costs, Norilsk transaction expenses and interest income and expense are not included in either total cash costs or total production costs.

(3)	Cash cost per ton and cash cost per ounce represent non-U.S. Generally Accepted Accounting Principles (GAAP) measurements that management uses to monitor and evaluate the performance of its mining operations. Management believes cash costs per ounce and per ton provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as provide a meaningful basis to compare our results with those of other mining companies and other mining operating properties. See table “Reconciliation of Non-GAAP measures to cost of revenues.”

(4)	The ounces recovered and tons milled from the East Boulder Mine during 2001 were generated from construction and development activities. Proceeds generated from the ounces during 2001 were credited against capital mine development in 2001. Costs incurred for the mining of these tons during 2001 were charged to capital mine development in 2001.

(5)	The company’s average realized price represents revenues which include the impact of contract floor and ceiling prices and hedging gains and losses realized on commodity instruments and exclude contract discounts, divided by ounces sold. The average market price represents the average London PM Fix for the actual months of the period.

(6)	The company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the refinery.

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

     When divided by the total tons milled in the respective period, Total Production Cost per Ton Milled (Non-GAAP) – measured for each mine or consolidated – provides an indication of the cost per ton milled in that period. Because of variability of ore grade in the company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. And because ore tons are first actually weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Production Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Production Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.

     When divided by the total recoverable PGM ounces from production in the respective period, Total Production Cost per Ounce (Non-GAAP) – measured for each mine or consolidated – provides an indication of the cost per ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because extracting PGM material is ultimately the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the company’s mines. Consequently, Total Production Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Production Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

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

     When divided by the total tons milled in the respective period, Total Cash Cost per Ton Milled (Non-GAAP) – measured for each mine or consolidated– provides an indication of the level of cash costs incurred per ton milled in that period. Because of variability of ore grade in the company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. And because ore tons are first weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Cash Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Cash Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.

     When divided by the total recoverable PGM ounces from production in the respective period, Total Cash Cost per Ounce (Non-GAAP) – measured for each mine or consolidated– provides an indication of the level of cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the company’s mines. Consequently, Total Cash Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Cash Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

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

     When divided by the total tons milled in the respective period, Total Operating Cost per Ton Milled (Non-GAAP) – measured for each mine or consolidated– provides an indication of the level of controllable cash costs incurred per ton milled in that period. Because of variability of ore grade in the company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. And because ore tons are first actually weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Operating Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Operating Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.

     When divided by the total recoverable PGM ounces from production in the respective period, Total Operating Cost per Ounce (Non-GAAP) – measured for each mine or consolidated– provides an indication of the level of controllable cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the company’s mines. Consequently, Total Operating Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Operating Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

(in thousands, except where noted)	2003	2002	2001	2000	1999
Consolidated:
Total operating costs (Non-GAAP)	$145,381	$157,649	$116,097	$95,809	$72,790
Total cash costs (Non-GAAP)	$165,457	$177,175	$132,810	$113,272	$81,178
Total production costs (Non-GAAP)	$206,758	$216,673	$156,822	$131,087	$94,924
Divided by total ounces	584	617	504	430	409
Divided by total tons milled	1,269	1,331	894	756	689

Total operating cost per ounce (Non-GAAP)	$249	$256	$230	$223	$178
Total cash cost per ounce (Non-GAAP)	$283	$287	$264	$264	$198
Total production cost per ounce (Non-GAAP)	$354	$351	$311	$305	$231

Total operating cost per ton milled (Non-GAAP)	$115	$119	$130	$127	$106
Total cash cost per ton milled (Non-GAAP)	$130	$133	$149	$150	$118
Total production cost per ton milled (Non-GAAP)	$163	$163	$175	$173	$138

Reconciliation to cost of revenues:
Total operating costs (Non-GAAP)	$145,381	$157,649	$116,097	$95,809	$72,790
Royalties, taxes and other	20,076	19,526	16,713	17,463	8,388

Total cash costs (Non-GAAP)	165,457	177,175	132,810	113,272	81,178
Asset retirement costs	342	508	290	192	189
Depreciation and Amortization	40,959	38,990	23,722	17,623	13,557

Total production costs (Non-GAAP)	206,758	216,673	156,822	131,087	94,924
Change in product inventory	7,115	(6,669)	922	(10,113)	(1,747)
(Gain) or loss on sale of assets and other costs	94	1	408	551	(225)

Total cost of revenues	$213,967	$210,005	$158,152	$121,525	$92,952

Stillwater Mine:
Total operating costs (Non-GAAP)	$98,669	$115,561	$116,097	$95,809	$72,790
Total cash costs (Non-GAAP)	$111,885	$129,355	$132,810	$113,272	$81,178
Total production costs (Non-GAAP)	$137,811	$156,592	$156,822	$131,087	$94,924
Divided by total ounces	428	492	504	430	409
Divided by total tons milled	814	947	894	756	689

Total operating cost per ounce (Non-GAAP)	$231	$235	$230	$223	$178
Total cash cost per ounce (Non-GAAP)	$262	$263	$264	$264	$198
Total production cost per ounce (Non-GAAP)	$322	$318	$311	$305	$231

Total operating cost per ton milled (Non-GAAP)	$121	$122	$130	$127	$106
Total cash cost per ton milled (Non-GAAP)	$138	$137	$149	$150	$118
Total production cost per ton milled (Non-GAAP)	$169	$165	$175	$173	$138

Reconciliation to cost of revenues:
Total operating costs (Non-GAAP)	$98,669	$115,561	$116,097	$95,809	$72,790
Royalties, taxes and other	13,216	13,794	16,713	17,463	8,388

Total cash costs (Non-GAAP)	111,885	129,355	132,810	113,272	81,178
Asset retirement costs	280	322	290	192	189
Depreciation and Amortization	25,646	26,915	23,722	17,623	13,557

Total production costs (Non-GAAP)	137,811	156,592	156,822	131,087	94,924
Change in product inventory	6,155	(287)	922	(10,113)	(1,747)
(Gain) or loss on sale of assets and other costs	52	2	408	551	(225)

Total cost of revenues	$144,018	$156,307	$158,152	$121,525	$92,952

(in thousands, except where noted)	2003	2002	2001	2000	1999
East Boulder Mine:
Total operating costs (Non-GAAP)	$46,712	$42,088	$—	$—	$—
Total cash costs (Non-GAAP)	$53,572	$47,820	$—	$—	$—
Total production costs (Non-GAAP)	$68,947	$60,081	$—	$—	$—
Divided by total ounces	156	125	—	—	—
Divided by total tons milled	455	384	—	—	—

Total operating cost per ounce (Non-GAAP)	$299	$335	$—	$—	$—
Total cash cost per ounce (Non-GAAP)	$343	$381	$—	$—	$—
Total production cost per ounce (Non-GAAP)	$441	$478	$—	$—	$—

Total operating cost per ton milled (Non-GAAP)	$103	$110	$—	$—	$—
Total cash cost per ton milled (Non-GAAP)	$118	$125	$—	$—	$—
Total production cost per ton milled (Non-GAAP)	$151	$156	$—	$—	$—

Reconciliation to cost of revenues:
Total operating costs (Non-GAAP)	$46,712	$42,088	$—	$—	$—
Royalties, taxes and other	6,860	5,732	—	—	—

Total cash costs (Non-GAAP)	53,572	47,820	—	—	—
Asset retirement costs	62	186	—	—	—
Depreciation and Amortization	15,313	12,075	—	—	—

Total production costs (Non-GAAP)	68,947	60,081	—	—	—
Change in product inventory	960	(6,382)	—	—	—
(Gain) or loss on sale of assets and other costs	42	(1)	—	—	—

Total cost of revenues	$69,949	$53,698	$—	$—	$—

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

     The determination to build a second mine at East Boulder was made in 1998, a time when palladium prices were rising, and forecast to go higher. The financing of East Boulder was largely done through available cash and bank borrowings, which, ultimately put a financial strain on the company when combined with higher than anticipated capital costs for construction and development. In recent years the company was obliged to amend its credit agreement on numerous occasions, to seek additional funding through a private placement and to revise its mining plans on several occasions in an effort to optimize its production in light of financial limitations. Ultimately, the company sought a financial partner and considered numerous alternatives. The company’s process led to the stock purchase transaction whereby Norilsk Nickel acquired 50.8% of the company through the acquisition of new common shares. Norilsk Nickel subsequently completed a cash tender offer thereby increasing their ownership to 55.5%. The company believes that it has adequate liquidity for its contemplated needs in view of the cash and palladium received in connection with the share issuance in the Norilsk Nickel transaction. The palladium is expected to be sold over the next two years, at a slight volume discount to market price at the time of sale, with the banks having the option under the credit agreement to receive 50% of the cash proceeds.

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

PRODUCTION

     The company’s production of palladium and platinum is a result of the tons of ore mined, the mill head grade and metallurgical recovery. The company measures its mine production by ounces contained in concentrate reduced by subsequent processing losses expected to be incurred when shipped to the company’s smelter, which generally occurs within four days of the ore being mined. The company defines a unit “produced” for purposes of recording amortization expense as an ounce shipped from the mine site adjusted for downstream metal losses incurred at the company’s metallurgical complex and third party refineries. Depreciation and amortization costs are inventoried at each stage of production. Because of the length of the processing cycle and the different cutoff points for identifying production and sales, production may not always correspond to sales in a particular accounting period. However, any production not shipped from the metal refinery at the end of an accounting period is generally shipped during the first two weeks of the subsequent period and the material is included in the company’s in-process inventory. The company records revenue when title passes to its customers.

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

CAPITALIZED MINE DEVELOPMENT

     Through the end of 2003, mine development expenditures incurred to increase existing production, develop new orebodies or develop mineral property substantially in advance of production were capitalized and amortized using a units-of-production method over the mine life based upon the total proven and probable reserves at each mine. Mine development expenditures include shafts, surface adits and underground infrastructure development including footwall laterals, ramps rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. These facilities are required not only for current operations, but also as continuing infrastructure in support of all future planned operations. Accordingly, these costs were amortized based upon the total proven and probable ore reserves at the respective location using the units of production method.

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

     During 2004, depreciation and amortization rates were affected by the impairment charge in 2003 that reduced the carrying value of the East Boulder Mine, the Stillwater Mine and the processing and other facilities, which in turn reduced their depreciation and amortization bases, and by the change in the accounting method used to amortize capitalized mine development costs. Due to the change in accounting method certain capitalized mine development costs will be amortized over a shorter period, which the company expects to result in a higher amortization expense than the company has experienced in the past.

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

     Revenues. In 2003, the company’s total revenues consisted of $161.6 million from sales of palladium and $78.6 million from sales of platinum or 67.3% and 32.7% of total revenues, respectively, compared to $202.9 million from sales of palladium and $72.7 million from sales of platinum, or 73.6% and 26.4% of total revenues, respectively, for 2002. Revenues were $240.2 million for the year ended December 31, 2003, compared with $275.6 million in 2002, a 13% decrease, and were the result of a decrease in combined realized PGM prices of 10%, and by a 4% decrease in the quantity of metal sold.

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

     Cost of revenues increased 2% from $210.0 million in 2002 to $214.0 million in 2003, as the cost of increased production at the East Boulder site was largely offset by the benefit of overall corporate cost reduction efforts. The net increase included a $2 million increase in depreciation and amortization expense resulting from modest growth in fixed assets during 2003 (before the effect of the asset impairment adjustment at December 31, 2003).

     The non-GAAP measures in the following discussion are comparative indicators of extraction efficiency and are not indicators of profitability. For a more extensive discussion of these measures, please see the description under Item 6, Selected Financial and Operating Data.

     Cost of metals sold. Cost of metals sold increased $2.0 million primarily as a result of an increase of $13.8 million due to changes of product inventory levels, offset by a decrease of $11.7 million in consolidated cash costs. This is due to cost cutting measures implemented by the company and an increase in by-product credits of $1.5 million as compared to the year ended December 31, 2002 (see further discussion in “Production Costs” analysis). The amount of by-product credits included as an offset of cost of metals sold in 2003 and 2002 was $12.2 million and $10.6 million, respectively. The company’s principal by-products are rhodium, copper, nickel and gold. The proportion of by-products produced varies by mining area, and the magnitude of by-product credit also is affected by changing market prices for these by-products. Therefore by-product revenue can vary substantially from one period to the next.

     Depreciation, depletion and amortization. During 2003, depreciation, depletion and amortization increased $2.0 million due to an increase in the asset base of property, plant and equipment as compared to 2002.

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

     Revenues. In 2002, the company’s total revenues consisted of $202.9 million from sales of palladium and $72.7 million from sales of platinum, or 73.6% and 26.4% of total revenues respectively, compared to $220.4 million from sales of palladium and $57.0 million from sales of platinum or 79.5% and 20.5% of total revenues, respectively for 2001. Revenues were $275.6 million for the year ended December 31, 2002, compared with $277.4 million in 2001, a 1% decrease, and were the result of a decrease in combined realized PGM prices of 18%, offset by a 21% increase in the quantity of metal sold.

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

     Cost of revenues increased to $210.0 million in 2002 from $158.2 million in 2001, primarily driven by the start of commercial operations at the company’s East Boulder facilities at the beginning of 2002. During 2001, the East Boulder complex was still in the development phase, and consequently costs there were capitalized. Depreciation and amortization expense, a component of cost of revenues, increased from $23.7 million in 2001 to $39.0 million in 2002, also as a result of the East Boulder assets being placed in service at the start of 2002.

     The non-GAAP measures in the following discussion are comparative indicators of extraction efficiency and are not indicators of profitability. For a more extensive discussion of these measures, please see the description under Item 6, Selected Financial and Operating Data.

     Total cash costs per ounce (non-GAAP) in the year ended December 31, 2002 increased $23, or 9%, to $287 per ounce from $264 per ounce in the year ended December 31, 2001. The increase in total cash costs per ounce (non-GAAP) is attributed to a $22 per ounce increase in total cash cost primarily related to placing the East Boulder Mine into commercial production in 2002 and lower production ounces at the Stillwater Mine due to lower grade.

     Total production costs per ounce (non-GAAP) in the year ended December 31, 2002 increased $40, or 13%, to $351 per ounce from $311 per ounce in the year ended December 31, 2001. The increase is due to the $23 increase in total cash costs per ounce (non-GAAP) and an increase in depreciation and amortization costs of $17 per ounce, due to lower production ounces at the Stillwater Mine and the impact of placing the East Boulder Mine assets into commercial production during 2002, combined with changes in ore reserve estimates used in calculating depreciation.

     Cost of metals sold. Cost of metals sold increased $36.6 million due to an increase of $44.4 million in consolidated cash costs primarily related to placing the East Boulder Mine into commercial production during 2002, offset by a decrease of $7.6 million due to changes in product inventory levels and an increase in by-product credits of $2.4 million as compared to the year ended December 31, 2002 (see further discussion in “Production Costs” analysis). The amount of by-product credits included as an offset of cost of metals sold in 2002 and 2001 was $10.6 million and $8.2 million, respectively. The company’s principal by-products are rhodium, copper, nickel and gold. The proportion of by-products produced varies by mining area and the magnitude of by-product credit also is affected by changing market prices for these by-products. Therefore by-product revenue can vary substantially from one period to the next.

     Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $15.3 million is primarily related to placing the East Boulder Mine assets into commercial production during 2002 and changes in ore reserve estimates used in calculating depreciation.

     Expenses. General and administrative expenses decreased $8.1 million, or 36%, during the year ended December 31, 2002, primarily as a result of; (1) lower costs of $2.5 million related to reduced project management and recruiting activities associated with the company’s previous expansion plan and (2) during the year ended December 31, 2001, the company incurred $1.7 million of severance costs attributable to a management realignment and consulting fees of $3.3 million. During the year ended December 31 2001, the company incurred $1.7 million related to a settlement of a legal dispute with a terminated refining contract.

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

     The Company’s cash flow from operations is affected by several key factors, including prices for its products, cash costs of production, and the level of PGM production from the mines. At the PGM price levels prevailing at December 31, 2003, a change in the price of platinum generally would flow through dollar-for-dollar to cash flow from operations, subject only to price ceilings on a small portion of the company’s long-term sales contracts, and certain costs – severance taxes and royalties on mine production – which adjust upward or downward with market prices. A change in the market price of palladium, at prices prevailing on December 31, 2003, would not flow through to cash flow from operations under the long-term sales contracts unless it was a very large increase, as the market price for palladium was well below the price floors in the company’s long-term sales contracts; however, sales of palladium from secondary recycling and sales out of the palladium inventory received in conjunction with the Norilsk Nickel transaction are not subject to price floors and therefore affect cash flow from operations. Changes in the cash costs of production generally flow through dollar-for-dollar into cash flow from operations. A reduction due to grade in total mine production of 10%, or about 60,000 ounces per year, would reduce cash flow from operations by an estimated $23 million per year at the price and cost levels prevailing at December 31, 2003. The company’s forecasts indicate that such a 10% reduction in mine production would not impair the company’s ability to repay its outstanding debt or to maintain its planned level of capital expenditures, although a significantly larger reduction in mine production could adversely affect the company’s financial position.

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

     As of December 31, 2003, the terms of the company’s credit facility allow the company to choose between LIBOR loans plus a spread of 4.75% or an alternate base rate plus a spread of 3.25%. The alternate base rate is a rate determined by the administrative agent under the credit agreement, and has generally been equal to the prevailing bank prime loan rate, which was 4.0% at December 31, 2003. The alternate base rate applies only to that portion of the Term B facility in any period for which the company has not elected to use LIBOR contracts. The company might choose to use the alternative base rate if the resulting interest expense charged on the loan would be less than under the LIBOR rate. As of December 31, 2003, the company has $128.5 million outstanding under the Term B facility bearing interest at a variable rate of 7.25%. During 2003, the company obtained a letter of credit in the amount of $7.5 million, which reduces amounts available under the revolving credit facility at December 31, 2003. The letter of credit carries an annual fee of 4.0%. The revolving credit facility requires an annual commitment fee of 0.5% on the remaining unadvanced amount. Of the $25 million revolving credit facility, $17.5 million remains available to the company. This revolving credit facility will be reduced in circumstances where lenders are offered a prepayment but do not accept the prepayment. (see below)

     The loans are required to be prepaid from excess cash flow, proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Proceeds of the term loan facility were used to finance a portion of the company’s expansion plan. Proceeds of the revolving credit facility are being used for general corporate and working capital needs. Substantially all the property and assets of the company and its subsidiaries and the stock of the company’s subsidiaries are pledged as security for the credit facility. The Term B facility bears interest at LIBOR, subject to a 2.5% minimum, plus a margin of 4.75% or an alternate base rate plus a margin of 3.25%.

     Pursuant to the terms of the credit facility the company was required to apply $50.0 million of the $100.0 million cash proceeds received in the Norilsk Nickel transaction (see Note 12) to prepay its term loans. Consequently, the Term A facility was paid in full on June 30, 2003. In addition, in accordance with the terms of the credit agreement, the company is required to offer 50% of the net proceeds from the sale of palladium received in the Norilsk Nickel transaction (see Note 12) to further prepay its term loan. Accordingly, $74.1 million of the long-term debt has been classified as a current liability. The lenders are not obligated to accept the offer for prepayment. If lenders do not accept the prepayment, the company retains the cash but the availability under the revolving credit facility is reduced by the amount of the prepayment not accepted. The Term B facility final maturity date is December 31, 2007. The final maturity date of the revolving credit facility is December 30, 2005.

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

CONTRACTUAL OBLIGATIONS

     The company is obligated to make future payments under various contracts such as debt agreements and capital lease agreements. The following table represents certain of our significant contractual cash obligations and other commercial commitments as of December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter	Total
Term B Facility	$1,350	$1,350	$60,750	$65,002	$—	$—	$128,452
Capital lease obligations	$445	$479	$443	$424	$458	$534	$2,783
Special Industrial Education Impact Revenue Bonds	$140	$153	$165	$178	$190	$96	$922
Exempt Facility Revenue Bonds	$—	$—	$—	$—	$—	$30,000	$30,000
Operating leases	$3,439	$2,679	$339	$242	$242	$—	$6,941
Other noncurrent liabilities	$—	$7,147	$—	$—	$—	$4,116	$11,263

Total	$5,374	$11,808	$61,697	$65,846	$890	$34,746	$180,361

     Debt obligations referred to in the table are presented as due for repayment under the terms of the loan agreements, and before any effect of the sale of palladium acquired in the Norilsk Nickel transaction (see Note 12). Under the terms of the Term B facility, the company is required to offer 50% of the net proceeds of the sale of palladium received in the Norilsk transaction to repay its Term B facility. The lenders are not obligated to accept the offer for repayment. As of December 31, 2003, the company has not sold any of the palladium received in the Norilsk Nickel transaction. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2004 include, workers’ compensation costs, property taxes and severance taxes. Amounts included in other noncurrent liabilities that are anticipated to be paid after 2008 consists of asset retirement obligation costs. Assuming no early extinguishments of debt or no changes in interest rates, the estimated total interest payments will be approximately $11.9 million, $11.8 million, $10.0 million, $5.4 million, $2.5 million and $27.6 million for 2004, 2005, 2006, 2007, 2008, and the years thereafter, respectively.

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

     Mine development expenditures incurred to date to increase existing production, develop new orebodies or develop mineral property substantially in advance of production are capitalized and amortized using a units-of-production method based upon the associated proven and probable ore reserves. Mine development expenditures consist of a vertical shafts, multiple surface adits and underground infrastructure development including footwall laterals, ramps, rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. Many such facilities are required not only for current operations, but also for all future planned operations.

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

     The calculation of the amortization rate, and therefore the annual amortization charge to operations, could be materially impacted to the extent that actual production in the future is different from current forecasts of production based on proven and probable ore reserves. This would generally occur to the extent that there were significant changes in any of the factors or assumptions used in determining ore reserves. These factors could include: (1) an expansion of proven and probable ore reserves through development activities (2) differences between estimated and actual costs of mining due to differences in grade or metal recovery rates and (3) differences between actual commodity prices and commodity price assumptions used in the estimation of ore reserves.

Asset Impairment

     The company follows Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (considering current and historical prices, long-term sales contracts prices, price trends and related factors), production levels and capital and reclamation expenditures, all based on life of mine plans and projections. The significant assumptions in determining the future undiscounted cash flows at December 31, 2003 included estimated long-term palladium and platinum prices of $250 and $530 per ounce, respectively. If the assets are impaired, a calculation of fair market value is performed, and if fair market value is lower than the carrying value of the assets, the assets are reduced to their fair market value.

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

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2003 for the portion of the company’s net deferred tax assets for which more likely than not will not be realized (see Note 11). Based on the company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the company could owe income taxes prospectively on the resulting higher than projected taxable income.

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

     The company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts apply to the portions of the company’s production over the period through December 2010 and provide for a floor and ceiling price structure. In the first quarter of 2004 the company also entered new sales contracts or had reached understandings, under which all of the 877,169 ounces of palladium will be sold, at a slight volume discount to market price at the time of delivery, over a period of two years primarily for use in automobile catalytic converters. See “Business and Properties- PGM Sales and Hedging Activities” (see Note 13).

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

INTEREST RATE RISK

     As of December 31, 2003, the company had $128.5 million outstanding under the Term B facility, bearing interest at a variable rate of 7.25% based upon the greater of the LIBOR (1.18% at December 31, 2003) or 2.5%, plus a spread of 4.75% (see Note 7). During the first quarter of 2002, the company entered into two identical interest rate swap agreements. These swaps fixed the interest rate on $100 million of the company’s debt. The interest rate swap agreements were effective March 4, 2002 and mature on March 4, 2004. The agreements require the company to pay interest at a fixed rate of 3.67% and receive interest at a rate based on London Interbank Offered Rate (LIBOR), which is adjusted on a quarterly basis. The total effective fixed interest rate, including the spread and the effect of the hedge, on $100 million of the Term B facility was 8.42% at December 31, 2003. The floating interest rate on the remainder ($28.5 million) of the Term B facility was 7.25% (LIBOR plus 4.75%) as of December 31, 2003. The company is exposed to changes in interest rates on the portion of its credit facility in excess of $100 million, since the credit facility carries a variable interest rate.

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

Gregory A. Wing Vice President and Chief Financial Officer

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

     In reliance on the reviews and discussions referred to above, and subject to the limitations on the role and responsibilities of the committee set forth in its charter, based on the review of the company’s financial statements, accounting system and its accounting policies and procedures and discussions with the company’s auditors for the fiscal year ended December 31, 2003, the Audit Committee recommended to the Board of Directors that the consolidated financial statements for the fiscal year ended December 31, 2003 be included in the company’s Annual Report on Form 10-K, as amended.

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

/s/ KPMG LLP
Billings, Montana
February 24, 2004

STILLWATER MINING COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

December 31,	2003	2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$47,511	$25,913
Restricted cash equivalents	2,650	2,250
Inventories	202,485	52,058
Accounts receivable	3,777	18,647
Deferred income taxes	4,313	5,779
Other current assets	4,270	7,828

Total current assets	265,006	112,475
Property, plant and equipment, net	419,528	794,019
Other noncurrent assets	6,054	7,720

Total assets	$690,588	$914,214

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$9,781	$14,310
Accrued payroll and benefits	10,654	10,071
Property, production and franchise taxes payable	8,504	10,998
Current portion of long-term debt and capital lease obligations	1,935	21,461
Portion of debt repayable upon liquidation of palladium in finished goods inventory	74,106	—
Accrued restructuring costs	680	1,926
Other current liabilities	4,610	7,017

Total current liabilities	110,270	65,783
Long-term debt and capital lease obligations	85,445	198,866
Deferred income taxes	4,313	80,615
Other noncurrent liabilities	11,263	9,736

Total liabilities	211,291	355,000

Commitments and Contingencies (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 and 100,000,000 shares authorized, 89,849,239 and 43,587,107 shares issued and outstanding	899	436
Paid-in capital	592,974	351,605
Retained earnings (accumulated deficit)	(113,756)	209,504
Accumulated other comprehensive loss	(820)	(1,405)
Unearned compensation – restricted stock awards	—	(926)

Total stockholders’ equity	479,297	559,214

Total liabilities and stockholders’ equity	$690,588	$914,214

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

STILLWATER MINING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Year ended December 31,	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(323,260)	$31,684	$65,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,959	38,990	23,722
Deferred income taxes	(74,733)	4,453	23,844
Cumulative effect of accounting change	672	—	—
Restructuring costs, net	(966)	(5,938)	10,974
Cash paid on accrued restructuring costs	(280)	(3,110)	—
Impairment of property, plant and equipment	390,295	—	—
Stock issued under employee benefit plans	3,456	3,407	—
Amortization of debt issuance costs	3,069	1,104	422
Amortization of restricted stock compensation	670	464	—

Changes in operating assets and liabilities:
Inventories	(2,214)	(9,114)	(319)
Accounts receivable	14,870	3,126	(21,773)
Accounts payable	(4,529)	(7,229)	(171)
Restricted cash	(400)	(2,250)	—
Other	(394)	(3,449)	4,289

NET CASH PROVIDED BY OPERATING ACTIVITIES	47,215	52,138	106,792

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(55,256)	(57,169)	(197,155)
Proceeds from sale/leaseback transactions	—	1,282	1,507

NET CASH USED IN INVESTING ACTIVITIES	(55,256)	(55,887)	(195,648)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock related to Norilsk Nickel transaction (1)	100,000	—	—
Stock issuance costs	(9,801)	—	—
Issuance of common stock, net of stock issue costs	175	56,047	2,059
Payments on long-term debt and capital lease obligations	(59,191)	(38,570)	(153,431)
Issuance of long-term debt	—	—	252,652
Net metals repurchase agreement transactions	—	—	(9,386)
Payments for debt issuance costs	(1,606)	(1,613)	(5,111)
Other	62	(1,113)	(1,235)

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,639	14,751	85,548

CASH AND CASH EQUIVALENTS
Net increase (decrease)	21,598	11,002	(3,308)
Balance at beginning of year	25,913	14,911	18,219

BALANCE AT END OF YEAR	$47,511	$25,913	$14,911

(1) Non-cash financing activities
Fair value of common stock issued	$248,213	$—	$—

Inventory received in connection with the Norilsk Nickel transaction	(148,213)	—	—

Issuance of common stock related to Norilsk Nickel transaction	$100,000	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

STILLWATER MINING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

				Retained	Accumulated	Unearned
				Earnings	Other	Compensation–	Total
	Shares			(Accumulated	Comprehensive	Restricted	Stockholders’
	Outstanding	Common Stock	Paid-in Capital	Deficit)	Income (Loss)	_Stock	Equity
BALANCE AT DECEMBER 31, 2000	38,646	386	$288,212	$112,016	$—	$—	$400,614
Net income	—	—	—	65,804	—	—	65,804
Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	12,872	—	12,872
Cumulative effect of change in accounting method for derivative financial instruments, net of tax	—	—	—	—	(7,139)	—	(7,139)
Common stock issued under stock plans	131	2	2,057	—	—	—	2,059
Tax benefit from stock options exercised	—	—	1,099	—	—	—	1,099
Repurchase and retirement of common stock	(6)	—	(186)	—	—	—	(186)

BALANCE AT DECEMBER 31, 2001	38,771	388	291,182	177,820	5,733	—	475,123
Net income	—	—	—	31,684	—	—	31,684
Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	(7,138)	—	(7,138)
Issuance of shares pursuant to a private placement	4,286	43	53,938	—	—	—	53,981
Common stock issued under employee benefit plans	354	3	3,404	—	—	—	3,407
Common stock issued under stock plans	58	1	731	—	—	—	732
Tax benefit from stock options exercised	—	—	87	—	—	—	87
Restricted shares of common stock granted to officers and employees	135	1	2,593	—	—	(2,594)	—
Amortization of unearned restricted stock	—	—	—	—	—	1,338	1,338
Forfeiture of unearned restricted stock	(17)	—	(330)	—	—	330	—

BALANCE AT DECEMBER 31, 2002	43,587	436	351,605	209,504	(1,405)	(926)	559,214
Net loss	—	—	—	(323,260)	—	—	(323,260)
Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	585	—	585
Common stock issued under employee benefit plans	769	8	3,448	—	—	—	3,456
Common stock issued under stock plans	45	—	175	—	—	—	175
Tax benefit from stock options exercised	—	—	63	—	—	—	63
Amortization of unearned restricted stock	—	—	—	—	—	670	670
Forfeiture of unearned restricted stock	(13)	—	(256)	—	—	256	—
Repurchase and retirement of common stock	(2)	—	(18)	—	—	—	(18)
Common stock issued in connection with Norilsk Nickel transaction (see Note 12)	45,463	455	237,957	—	—	—	238,412

BALANCE AT DECEMBER 31, 2003	89,849	899	$592,974	$(113,756)	$(820)	$—	$479,297

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

     Pursuant to the guidance in Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition for Financial Statements, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred through an irrevocable transfer of metals to customers’ accounts or physical delivery of metals, the price is fixed or determinable, no obligations remain and collectibility is probable. Under the terms of sales contracts and purchase orders received from customers, the company recognizes revenue when the product is in a refined and saleable form and title passes, which is typically when the product is transferred from the account of the company to the account of the customer. Sales discounts are recognized when the related revenue is recorded. By way of clarification, under certain of its sales agreements, the company instructs a third-party refiner to transfer metal from the company’s account to the customer’s account; at this point, the company’s account at the third party refinery is reduced and the purchaser’s account is increased by the number of ounces of metal sold. These transfers are irrevocable and the company has no further responsibility for the delivery of the metals. Under other sales agreements, physical conveyance occurs by the company arranging for shipment of metal from the third party refinery to the purchaser. In these cases, revenue is recognized at the point when delivery occurs and title passes to the purchaser.

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

METALS REPURCHASE TRANSACTIONS

     The company may enter into transactions for the sale and repurchase of excess metals held in the company’s account at third party refineries. Under these transactions, the company will enter into an agreement to sell a certain number of ounces to counter parties at the prevailing current market price. The company will simultaneously enter into a separate agreement with the same counter party, to repurchase the same number of ounces at the same price at the repurchase date. The company records a liability for the amount to be paid to repurchase the metals upon entering into the agreement. In accordance with SFAS 49, no sales revenue or inventory effect is recognized on these transactions; the net financing proceeds of the sale and repurchase transaction are recorded as interest income in the period earned.

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

     The effect of outstanding stock options on diluted weighted average shares outstanding was 0, 74,248, and 481,442 shares for 2003, 2002, and 2001 respectively. Outstanding options to purchase 2,754,938; 2,416,238; and 820,616 shares of common stock were excluded from the computation of diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, respectively, because the effect of inclusion would have been antidilutive. All stock options were antidilutive in 2003 because the company reported a net loss and inclusion of any of these options would have reduced the net loss per share amounts. In 2002 and 2001 certain stock options were excluded as antidilutive for purposes of calculating earnings per share using the treasury stock method because the exercise price of the options was greater than the average market price of the common shares.

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

     The following summary sets forth the changes of the Asset Retirement Obligations:

		East
	Stillwater	Boulder
(in thousands)	Mine	Mine	Total
Balance at January 1, 2003	$3,093	$681	$3,774
Liabilities incurred	—	—	—
Liabilities settled	—	—	—
Accretion expense	280	62	342
Revision of estimated cash flows	—	—	—

Balance at December 31, 2003	$3,373	$743	$4,116

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

     The results of the company’s year-end ore reserve review led management to conclude that proven and probable reserves at the Stillwater Mine had declined sufficiently during 2003 to constitute a change in circumstances that required it to assess whether the carrying value of its long-lived assets would be recoverable from future undiscounted cash flows. While there was no decrease in proven and probable reserves at the East Boulder Mine, the two mines share common processing facilities and are therefore interrelated economically. A reduced reserve life at Stillwater Mine would require East Boulder Mine to carry a larger share of these common facility costs in the future. Consequently, management determined that it was required to complete an impairment test at both locations.

     The change in proven and probable ore reserves reported at December 31, 2003 for the Stillwater Mine represents the combined effect of ores mined during the year, the addition of reserves to the proven category as the result of development drilling completed during the year, the addition to probable reserves from mineralized material, reclassification of probable reserves to mineralized material in peripheral areas excluded from current mine development plans, a net reduction to proven reserves from revised modeling and optimization of near-term stope designs, and adjustment to probable reserves by updating long-term mine planning parameters affecting areas to be mined, mining widths, grade, and extraction. The net effect of these factors on the December 31, 2003 Stillwater Mine reserves was a reduction of 2,120,000 ounces or 16.2% from the December 31, 2002 reserves.

     The change in proven and probable ore reserves reported at December 31, 2003 for the East Boulder Mine represents the combined effect of ores mined during the year, the addition of reserves to the proven category as the result of development drilling completed during the year, and conversion of mineralized material to probable reserve as mine development and drilling advanced during the year. The net effect of these factors on the December 31, 2003 East Boulder Mine reserves was an increase of 445,000 ounces or 3.4% from the December 31, 2002 reserves.

     The company completed impairment tests for the Stillwater and East Boulder Mines at December 31, 2003, in accordance with SFAS 144 by determining the undiscounted future cash flows for each mine and comparing the results to the carrying value of the company’s assets at each mine. Undiscounted future cash flows were determined using the company’s long-range plan adopted in December 2003 and pricing assumptions developed by Behre Dolbear & Company, independent geological consultants. The company determined the assets were impaired in each case because the carrying value exceeded the sum of the undiscounted cash flow projections. Consequently, the company was required to write down the carrying value of each of the mines to fair value. Market. The estimated fair market value of each mine was determined by Behre Dolbear & Company.

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

     The following is a schedule by year of required principal payments to be made in quarterly installments on the amounts outstanding under the Term B facility at December 31, 2003:

Year ended December 31, (in thousands)	Term B facility
2004	$1,350
2005	1,350
2006	60,750
2007	$65,002
Total	$128,452

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

     Under the United States Internal Revenue Code, if more than 50% of the stock of a company changes hands within a specified period, it constitutes an “ownership change” which may limit the future utilization of existing NOLs. The Norilsk Nickel transaction triggered such an “ownership change” for the company which limits future utilization of NOLs as an offset to income. The annual limitation is generally equal to the product of (1) a statutorily prescribed interest rate (approximately 4.5%) and (2) the company’s equity value at the time of closing. For the year ended December 31, 2003, the company recorded a $16.7 million valuation allowance for the effect of this limitation on the company’s NOL’s.

     At December 31, 2003, the company had approximately $216 million of regular tax net operating loss carryforwards expiring during 2009 through 2023. Usage of these net operating losses is limited to approximately $9.5 million annually as a result of the change in control of the company that occurred in connection with the Norilsk Nickel transaction (see Note 12).

     There was no cash payments for income taxes due or made during 2003. The company made cash payments for income taxes of $0.4 million and $0.4 million for the years ended December 31, 2002 and 2001, respectively.

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

Palladium acquired in connection with Norilsk Nickel transaction:

     During 2003, the company entered into negotiations for the sale of the 877,169 ounces of palladium, which constituted a portion of the payment received from Norilsk Nickel when it acquired its initial 50.8% interest in the Company. In the first quarter of 2004, the company announced that it had entered into contracts or had reached understandings, under which all of the palladium will be sold at a slight volume discount to market price at the time of sale over a period of two years primarily for use in automobile catalytic converters.

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

SECONDARY MATERIALS PROCESSING

     The company has been processing small spot shipments of spent autocatalysts since 1997. In October 2003, the company entered into a long-term metal sourcing agreement with PowerMount Incorporated of Somerset Kentucky under which it will contractually purchase secondary metals for recycling. The commercial terms of this agreement are confidential.

OPERATING LEASES

     In September 1998, the company completed the sale and leaseback of a tunnel boring machine and miscellaneous other mining equipment. The leases are non-cancelable with terms of seven years and are classified as operating leases for financial reporting purposes. In September 2000, the company entered into an additional operating lease through the sale and leaseback of mining equipment. The lease is non-cancelable with a term of five years and is classified as an operating lease for financial reporting purposes. In December 2001, the company entered into an additional operating lease through the sale and leaseback of mining equipment. The lease is cancelable after one year with a term of seven years and is classified as an operating lease for financial reporting purposes. Rental expense amounted to approximately $4.6 million, $5.0 million, and $2.1 million in 2003, 2002, and 2001, respectively.

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

LEGAL PROCEEDINGS

     The company is involved in various claims and legal actions arising in the ordinary course of business, including employee lawsuits, ___and ___. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company’s consolidated financial position, results of operations or liquidity.

NOTE 16
QUARTERLY DATA (UNAUDITED)

     Quarterly earnings data for the years ended December 31, 2003 and 2002 were as follows:

	2003 Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenue	$62,620	$58,910	$58,221	$60,478
Operating income (loss)	$2,552	$(4,059)	$4,038	$(383,154)
Net income (loss)	$(1,757)	$(19,261)	$(1,628)	$(300,614)
Comprehensive income (loss)	$(1,726)	$(18,940)	$(1,238)	$(300,771)
Basic earnings (loss) per share (1)	$(0.04)	$(0.40)	$(0.02)	$(3.35)
Diluted earnings (loss) per share (1)	$(0.04)	$(0.40)	$(0.02)	$(3.35)

	2002 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$75,977	$75,007	$65,970	$58,645
Operating income	$25,888	$17,069	$9,675	$4,695
Net income (loss)	$16,565	$11,060	$4,659	$(600)
Comprehensive income (loss)	$15,120	$8,628	$2,444	$(1,647)
Basic earnings (loss) per share (1)	$0.40	$0.26	$0.11	$(0.01)
Diluted earnings (loss) per share (1)	$0.40	$0.26	$0.11	$(0.01)

(1)	The sum of the quarterly basic and diluted earnings (loss) per share does not agree to the year-to-date basic and diluted earnings (loss) per share due to the effect of stock transactions during the periods on determining the weighted average shares outstanding each quarterly and annual period.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A
CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Vice President and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2003, as required under Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Vice President and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective and timely provided them with material information required to be disclosed in the reports we file or submit under the Exchange Act.

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

PART IV

ITEM 15
EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Form 10-K

1.	Financial Statements and Supplementary Data

2.	Financial Statement Schedules (not applicable)

(b) Reports on Form 8-K

     The company filed a Form 8-K on March 21, 2003 reporting:

1.	Consent and Amendment No. 5 to Credit Agreement, dated as of March 20, 2003, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc.

2.	Press Release issued on March 20, 2003 regarding the amendment to the company’s credit agreement.

3.	Exhibits required by item 601 of Regulation S-K: See list of exhibits below.

     The company filed a Form 8-K on June 23, 2003 reporting:

4.	Stockholders Agreement, dated as of June 23, 2003, among Stillwater Mining Company, MMC Norilsk Nickel and Norimet Ltd.

5.	Registration Rights Agreement, dated as of June 23, 2003 among Stillwater Mining Company and Norimet Ltd.

6.	Press Release issued on June 23, 2003 regarding closing of stock purchase transaction with MMC Norilsk Nickel and Norimet Ltd.

     The company filed a Form 8-K on October 28, 2003 reporting:

7.	Press Release issued on October 27, 2003 regarding third quarter earnings.

     The company filed a Form 8-K on February 27, 2004 reporting:

8.	Press Release issued on February 27, 2004 regarding 2003 quarter and year-end results.

     The company filed a Form 8-K/A on March 12, 2004 reporting:

9.	Press Release issued on March 12, 2004 regarding amendment to the 8-K filed February 27, 2004.

(c) Exhibits

EXHIBITS

Number	Description
2.1	Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the “1994 S-1”)).

3.1	Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

3.2	Amended and Restated By-Laws of Stillwater Mining Company, (incorporated by reference to Exhibit 3.2 to the Form 10-K filed on March 15, 2004).

4.1	Form of Indenture, dated April 29, 1996, between Stillwater Mining Company and Colorado National Bank with respect to the company’s 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated April 29, 1996).

4.2	Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

4.3	Amendment No. 1, dated as of November 20, 2002, to the Rights Agreement between Stillwater Mining Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated November 21, 2002).

10.1	1998 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 6, 1998).

10.2	Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

10.3	Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.4	Agreement for Electric Service between the Montana Power Company and Stillwater Mining Company, dated June 1, 1996 (incorporated by reference to Exhibit 10.8.1 of the Registrant’s 1996 10-K).

10.5	Equipment Lease Agreement between Stillwater Mining Company and Senstar Capital Corporation, dated October 5, 1995. (incorporated by reference to Exhibit 10.17 of the Registrant’s 1995 10-K).

10.6	Purchase Agreement between Stillwater Mining Company and Senstar Capital Corporation, dated October 5, 1995 (incorporated by reference to Exhibit 10.17.1 of the Registrant’s 1995 10-K).

10.7	Purchase Agreement between Stillwater Mining Company and The Westaim Corporation, dated October 14, 1996 (incorporated by reference to Exhibit 10.16 of the Registrant’s 1996 10-K).

10.8	PGM Concentrate Refining Agreement between Stillwater Mining Company and Union Miniere, dated May 8, 1996. (incorporated by reference to Exhibit 10.15 of the Registrant’s 1998 10-K).

10.9	Articles of Agreement between Stillwater Mining Company and Paper, Allied Industrial, Chemical and Energy Workers International Union, dated July 1, 1999 (incorporated by reference to Exhibit 10.10 of the Registrant’s 1999 10-K).

10.10	Palladium Sales Agreement, made as of August 13, 1998, among Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated July 21, 1998).

10.11	Palladium and Platinum Sales Agreement, made as of August 17, 1998, among Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated July 21, 1998).

10.12	Palladium and Platinum Sales Agreement, made as of August 27, 1998, among Stillwater Mining Company and Mitsubishi Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.4 to the Form 8-K, dated July 21, 1998).

10.13	Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.14	Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001 (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2001).

10.15	Credit Agreement, dated February 23, 2001, between Stillwater Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.19 of the Registrant’s 2000 10-K).

10.16	First Amendment Agreement to Palladium Sales Agreement between Stillwater Mining Company and Ford Motor

Number	Description
Company, dated October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.17	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 27, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.18	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.19	Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.20	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.24 of the Registrant’s 2001 10-K).

10.21	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company, Mitsubishi Corporation and Mitsubishi International Corporation, dated April 1, 2001 (incorporated by reference to Exhibit 10.2 to the Form 10-Q, for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.22	Second Amendment Agreement to Palladium, Platinum and Rhodium Sales Agreement between Stillwater Mining Company and Mitsubishi International Corporation, dated November 30, 2001(incorporated by reference to Exhibit 10.26 of the Registrant’s 2001 10-K).

10.23	Waiver, Consent and Amendment No. 1 to Credit Agreement, dated as of June 27, 2001, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, dated December 10, 2001).

10.24	Amendment No. 2 to Credit Agreement, dated as of November 30, 2001, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated December 10, 2001).

10.25	Retail Electricity Supply Contract between PPL EnergyPlus, LLC and Stillwater Mining Company dated December 11, 2001 (incorporated by reference to Exhibit 10.29 of the Registrant’s 2001 10-K).

10.26	Waiver, Consent and Amendment No. 3 to credit agreement dated as of January 28, 2002 by and among Stillwater Mining Company and Toronto Dominion (Texas) Inc. (incorporated by reference to exhibit 10.1 of the registrants Form 10-Q for the quarterly period ended March 31, 2002).

10.27	Limited Waiver to Credit Agreement, dated as of September 30, 2002, made by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.28	Amendment No. 4 to Credit Agreement, dated as of October 25, 2002, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.29	Stock Purchase Agreement between Stillwater Mining Company and entities listed on Exhibit A, dated January 30, 2002. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3/A (File No.333-75404) as declared effective by the Commission on June 7, 2002).

10.30	Third Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 13, 2002 (incorporated by reference to Exhibit 10.33 of the Registrant’s 2002 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.31	Employment Agreement between Terrell I. Ackerman and Stillwater Mining Company dated May 8, 2002 (incorporated by reference to Exhibit 10.34 of the Registrant’s 2002 10-K).

10.32	Limited Waiver to Credit Agreement, dated as of December 31, 2002, made by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.36 of the Registrant’s 2002 10-K).

10.33	Amendment No. 5 to Credit Agreement, dated as of March 20, 2003, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated March 21, 2003).

Number	Description
10.34	Amended and Restated General Employee Stock Plan, dated October 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.35	Employment Agreement between Stephen A. Lang and Stillwater Mining Company dated September 1, 2003 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.36	Stock Purchase Agreement between Stillwater Mining Company and MMC Norilsk Nickel and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.1 to the Form 8-K, dated June 23, 2003)

10.37	Registration Rights Agreement, Stillwater Mining Company and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated June 23, 2003)

10.38	Palladium Sales Agreement, made as of February 1, 2004, among Stillwater Mining Company and Mitsubishi Corporation (incorporated by reference to Exhibit 10.38 to the Form 10-K filed on March 15, 2004(portions of this agreement have been omitted pursuant to a confidential treatment request) (filed herewith).

10.39	Palladium Sales Agreement, made as of March 3, 2004, among Stillwater Mining Company and Engelhard Corporation (incorporated by reference to Exhibit 10.39 to the Form 10-K filed on March 15, 2004(portions of this agreement have been omitted pursuant to a confidential treatment request) (filed herewith).

10.40	Employment Agreement between Gregory A. Wing and Stillwater Mining Company dated as of March 22, 2004 (incorporated by reference to Exhibit 10.40 to the Form 10-K filed on March 15, 2004).

10.41	Articles of Agreement between Stillwater Mining Company (East Boulder) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 2002 (incorporated by reference to Exhibit 10.41 to the Form 10-K filed on March 15, 2004).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc. (incorporated by reference to Exhibit 10.41 to the Form 10-K filed on March 15, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated March 31, 2005

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated March 31, 2005

32.1	Section 1350 Certification, dated March 31, 2005

32.2	Section 1350 Certification, dated March 31, 2005

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STILLWATER MINING COMPANY
(“Registrant”)

Dated: March 31, 2005	By:	/s/ Francis R. McAllister

Francis R. McAllister
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.

Signature and Title	Date
/s/ Francis R. McAllister	March 31, 2005
Francis R. McAllister
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Gregory A. Wing	March 31, 2005
Gregory A. Wing
Vice President and Chief Financial Officer

/s/ Craig L. Fuller	March 31, 2005
Craig L. Fuller, Director

/s/ Patrick M. James	March 31, 2005
Patrick M. James, Director

/s/ Steven S. Lucas	March 31, 2005
Steven S. Lucas, Director

/s/ Joseph P. Mazurek	March 31, 2005
Joseph P. Mazurek, Director

/s/ Sheryl K. Pressler	March 31, 2005
Sheryl K. Pressler, Director

/s/ Donald Riegle Jr.	March 31, 2005
Donald Riegle Jr., Director

/s/ Todd D. Schafer	March 31, 2005
Todd D. Schafer, Director

/s/ Jack E. Thompson	March 31, 2005
Jack E. Thompson, Director

Index to Exhibits

Number	Description
2.1	Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the “1994 S-1”)).

3.1	Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

3.2	Amended and Restated By-Laws of Stillwater Mining Company, (incorporated by reference to Exhibit 3.2 to the Form 10-K filed on March 15, 2004).

4.1	Form of Indenture, dated April 29, 1996, between Stillwater Mining Company and Colorado National Bank with respect to the company’s 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated April 29, 1996).

4.2	Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

4.3	Amendment No. 1, dated as of November 20, 2002, to the Rights Agreement between Stillwater Mining Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated November 21, 2002).

10.1	1998 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 6, 1998).

10.2	Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

10.3	Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.4	Agreement for Electric Service between the Montana Power Company and Stillwater Mining Company, dated June 1, 1996 (incorporated by reference to Exhibit 10.8.1 of the Registrant’s 1996 10-K).

10.5	Equipment Lease Agreement between Stillwater Mining Company and Senstar Capital Corporation, dated October 5, 1995. (incorporated by reference to Exhibit 10.17 of the Registrant’s 1995 10-K).

10.6	Purchase Agreement between Stillwater Mining Company and Senstar Capital Corporation, dated October 5, 1995 (incorporated by reference to Exhibit 10.17.1 of the Registrant’s 1995 10-K).

10.7	Purchase Agreement between Stillwater Mining Company and The Westaim Corporation, dated October 14, 1996 (incorporated by reference to Exhibit 10.16 of the Registrant’s 1996 10-K).

10.8	PGM Concentrate Refining Agreement between Stillwater Mining Company and Union Miniere, dated May 8, 1996. (incorporated by reference to Exhibit 10.15 of the Registrant’s 1998 10-K).

10.9	Articles of Agreement between Stillwater Mining Company and Paper, Allied Industrial, Chemical and Energy Workers International Union, dated July 1, 1999 (incorporated by reference to Exhibit 10.10 of the Registrant’s 1999 10-K).

10.10	Palladium Sales Agreement, made as of August 13, 1998, among Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated July 21, 1998).

10.11	Palladium and Platinum Sales Agreement, made as of August 17, 1998, among Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated July 21, 1998).

10.12	Palladium and Platinum Sales Agreement, made as of August 27, 1998, among Stillwater Mining Company and Mitsubishi Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.4 to the Form 8-K, dated July 21, 1998).

10.13	Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.14	Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001 (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2001).

10.15	Credit Agreement, dated February 23, 2001, between Stillwater Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.19 of the Registrant’s 2000 10-K).

10.16	First Amendment Agreement to Palladium Sales Agreement between Stillwater Mining Company and Ford Motor

Number	Description
Company, dated October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.17	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 27, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.18	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.19	Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.20	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.24 of the Registrant’s 2001 10-K).

10.21	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company, Mitsubishi Corporation and Mitsubishi International Corporation, dated April 1, 2001 (incorporated by reference to Exhibit 10.2 to the Form 10-Q, for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.22	Second Amendment Agreement to Palladium, Platinum and Rhodium Sales Agreement between Stillwater Mining Company and Mitsubishi International Corporation, dated November 30, 2001(incorporated by reference to Exhibit 10.26 of the Registrant’s 2001 10-K).

10.23	Waiver, Consent and Amendment No. 1 to Credit Agreement, dated as of June 27, 2001, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, dated December 10, 2001).

10.24	Amendment No. 2 to Credit Agreement, dated as of November 30, 2001, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated December 10, 2001).

10.25	Retail Electricity Supply Contract between PPL EnergyPlus, LLC and Stillwater Mining Company dated December 11, 2001 (incorporated by reference to Exhibit 10.29 of the Registrant’s 2001 10-K).

10.26	Waiver, Consent and Amendment No. 3 to credit agreement dated as of January 28, 2002 by and among Stillwater Mining Company and Toronto Dominion (Texas) Inc. (incorporated by reference to exhibit 10.1 of the registrants Form 10-Q for the quarterly period ended March 31, 2002).

10.27	Limited Waiver to Credit Agreement, dated as of September 30, 2002, made by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.28	Amendment No. 4 to Credit Agreement, dated as of October 25, 2002, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.29	Stock Purchase Agreement between Stillwater Mining Company and entities listed on Exhibit A, dated January 30, 2002. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3/A (File No.333-75404) as declared effective by the Commission on June 7, 2002).

10.30	Third Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 13, 2002 (incorporated by reference to Exhibit 10.33 of the Registrant’s 2002 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.31	Employment Agreement between Terrell I. Ackerman and Stillwater Mining Company dated May 8, 2002 (incorporated by reference to Exhibit 10.34 of the Registrant’s 2002 10-K).

10.32	Limited Waiver to Credit Agreement, dated as of December 31, 2002, made by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.36 of the Registrant’s 2002 10-K).

10.33	Amendment No. 5 to Credit Agreement, dated as of March 20, 2003, by and among Stillwater Mining Company and Toronto Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated March 21, 2003).

Number	Description
10.34	Amended and Restated General Employee Stock Plan, dated October 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.35	Employment Agreement between Stephen A. Lang and Stillwater Mining Company dated September 1, 2003 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.36	Stock Purchase Agreement between Stillwater Mining Company and MMC Norilsk Nickel and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.1 to the Form 8-K, dated June 23, 2003)

10.37	Registration Rights Agreement, Stillwater Mining Company and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated June 23, 2003)

10.38	Palladium Sales Agreement, made as of February 1, 2004, among Stillwater Mining Company and Mitsubishi Corporation (incorporated by reference to Exhibit 10.38 to the Form 10-K filed on March 15, 2004(portions of this agreement have been omitted pursuant to a confidential treatment request) (filed herewith).

10.39	Palladium Sales Agreement, made as of March 3, 2004, among Stillwater Mining Company and Engelhard Corporation (incorporated by reference to Exhibit 10.39 to the Form 10-K filed on March 15, 2004(portions of this agreement have been omitted pursuant to a confidential treatment request) (filed herewith).

10.40	Employment Agreement between Gregory A. Wing and Stillwater Mining Company dated as of March 22, 2004 (incorporated by reference to Exhibit 10.40 to the Form 10-K filed on March 15, 2004).

10.41	Articles of Agreement between Stillwater Mining Company (East Boulder) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 2002 (incorporated by reference to Exhibit 10.41 to the Form 10-K filed on March 15, 2004).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc. (incorporated by reference to Exhibit 10.41 to the Form 10-K filed on March 15, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated March 31, 2005

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated March 31, 2005

32.1	Section 1350 Certification, dated March 31, 2005

32.2	Section 1350 Certification, dated March 31, 2005