Form 10-Q/A
period 2004-03-31
STILLWATER MINING CO /DE/
filed 2005-04-01
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

AMENDMENT No. 1 to FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to

Commission file number 1-13053

STILLWATER MINING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	81-0480654
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1321 Discovery Drive
Billings, Montana	59102

(Address of principal executive offices)	(Zip Code)

(406) 373-8700

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

AMENDMENT NO. 1 TO FORM 10-Q

QUARTER ENDED MARCH 31, 2004

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2004	2003
	(revised -
	see Note 2)
Revenues
Mine production	$72,302	$62,620
Secondary processing	16,160	1,535
Sales of palladium received in Norilsk Nickel transaction and other	12,231	—

Total revenue	100,693	64,155

Costs and expenses
Cost of metals sold:
Mine production	47,294	46,887
Secondary processing	15,369	1,104
Sales of palladium received in Norilsk Nickel transaction and other	7,852	—

Total cost of metal sold	70,515	47,991

Depreciation and amortization:
Mine production	14,997	9,961
Secondary processing	11	18

Total depreciation and amortization	15,008	9,979

Total costs or revenues	85,523	57,970

General and administrative	3,724	3,633

Total costs and expenses	89,247	61,603

Operating income	11,446	2,552

Other income (expense)
Interest income	284	111
Interest expense	(3,900)	(4,911)

Income (loss) before income taxes and cumulative effect of accounting change	7,830	(2,248)

Income tax benefit	—	899

Income (loss) before cumulative effect of accounting change	7,830	(1,349)

Cumulative effect of accounting change, net of income tax benefit of $0 and $264	6,035	(408)

Net income (loss)	13,865	(1,757)

Other comprehensive income (loss), net of tax	(483)	31

Comprehensive income (loss)	$13,382	$(1,726)

See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

(Continued)

	Three months ended
	March 31,
	2004	2003
	(as revised -
	see Note 2)
BASIC AND DILUTED EARNINGS PER SHARE
Income (loss) before cumulative effect of accounting change	$7,830	$(1,349)
Cumulative effect of accounting change	6,035	(408)

Net income (loss)	$13,865	$(1,757)

Weighted average common shares outstanding
Basic	89,898	43,633
Diluted	90,169	43,633

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.08	$(0.03)
Cumulative effect of accounting change	0.07	(0.01)

Net income (loss)	$0.15	$(0.04)

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.08	$(0.03)
Cumulative effect of accounting change	0.07	(0.01)

Net income (loss)	$0.15	$(0.04)

See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Balance Sheets
 (Unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2004	2003
	(as revised -
	see Note 2)
ASSETS

Current assets
Cash and cash equivalents	$47,631	$47,511
Restricted cash equivalents	2,650	2,650
Inventories	196,526	202,485
Accounts receivable	26,376	3,777
Deferred income taxes	4,369	4,313
Other current assets	3,332	4,270

Total current assets	280,884	265,006

Property, plant and equipment, net	419,050	419,528
Other noncurrent assets	5,719	6,054

Total assets	$705,653	$690,588

LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$9,589	$9,781
Accrued payroll and benefits	10,067	10,654
Property, production and franchise taxes payable	7,820	8,504
Current portion of long-term debt and capital lease obligations	1,935	1,935
Portion of debt repayable upon liquidation of finished palladium in inventory	37,011	74,106
Other current liabilities	5,685	5,290

Total current liabilities	72,107	110,270
Long-term debt and capital lease obligations	122,098	85,445
Deferred income taxes	4,369	4,313
Other noncurrent liabilities	13,299	11,263

Total liabilities	211,873	211,291

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 89,943,472 and 89,849,239 shares issued and outstanding	899	899
Paid-in capital	594,075	592,974
Accumulated deficit	(99,891)	(113,756)
Accumulated other comprehensive loss	(1,303)	(820)

Total stockholders’ equity	493,780	479,297

Total liabilities and stockholders’ equity	$705,653	$690,588

See notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2004	2003
	(as revised -
	see Note 2)
Cash flows from operating activities
Net income (loss)	$13,865	$(1,757)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,008	9,979
Deferred income taxes	—	(1,143)
Cumulative effect of change in accounting	(6,035)	672
Stock issued under employee benefit plans	1,058	1,031
Amortization of debt issuance costs	283	358
Amortization of restricted stock compensation	—	18

Changes in operating assets and liabilities:
Inventories	11,994	4,991
Accounts receivable	(22,599)	14,095
Accounts payable	(192)	(3,734)
Other	1,716	(1,233)

Net cash provided by operating activities	15,098	23,277

Cash flows from investing activities
Capital expenditures	(14,574)	(14,534)

Net cash used in investing activities	(14,574)	(14,534)

Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(447)	(5,353)
Issuance of common stock, net of issue costs	43	—
Payment for debt issuance costs	—	(1,454)
Other	—	(533)

Net cash used in financing activities	(404)	(7,340)

Cash and cash equivalents
Net increase	120	1,403
Balance at beginning of period	47,511	25,913

Balance at end of period	$47,631	$27,316

See notes to consolidated financial statements.

EXPLANATORY NOTE

     This Amendment No. 1 to the Stillwater Mining Company (the company) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, amends and supplements the Quarterly Report on Form 10-Q filed by the registrant with the Securities and Exchange Commission (SEC) on May 10, 2004 (the “Original Form 10-Q”). This Amendment No. 1 amends Part I, Item 1 – Financial Statements, to reflect a change in the company’s method of amortizing capitalized mine development costs, effective January 1, 2004. As a result of the change in accounting method, the net income set forth in the Consolidated Statements of Operations and Comprehensive Income (Loss) decreased approximately $1.9 million for the three months ended March 31, 2004. A discussion of the change in accounting method is set forth in Note 2 to the Consolidated Financial Statements included in this Amendment No. 1.

     This Amendment No. 1 reflects certain amounts that have been reclassified, including the 2003 amounts for revenues, cost of metals sold, and depreciation and amortization.

     The Amendment No. 1 does not reflect events that have occurred after May 10, 2004, the date the Quarterly Report on Form 10-Q was originally filed. Information with respect to those events has been or will be set forth, as appropriate, in the Company’s subsequent periodic filings, including its Quarterly Reports on Form 10-Q, as amended and Current Reports on Form 8-K and Annual Report on Form 10-K. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company’s financial position as of March 31, 2004 and the results of its operations and its cash flows for the three-month periods ended March 31, 2004 and 2003. Certain prior period amounts have been reclassified to conform with the current year presentation. The results of operations for the three-month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s 2003 Annual Report on Form 10-K and Form 10-K/A.

Note 2 – Change in Amortization Method For Mine Development Assets

     Prior to 2004, the company amortized all capitalized development costs at its mines over all proven and probable reserves at each mine. Following the asset impairment write-down at the end of 2003, the company revisited its assumptions and estimates for amortizing capitalized mine development costs. The company concluded to continue amortizing the cost of all of the mine development that had been placed in service through 2003 over all proven and probable reserves, because in management’s view these remaining unamortized costs related to infrastructure that would be used for the entire life of the mine. However, for development placed in service after 2003, the company concluded to use a shorter life, amortizing the cost of this new development over only the ore reserves in the immediate and relevant vicinity of the new development. This approach was reflected in the company’s net income as previously reported in the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

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

     The change in accounting method has been applied retroactively to January 1, 2004. The effect of this change in accounting method was to reduce previously reported earnings for the three months ended March 31, 2004 by $1.9 million ($0.02 per share), including a charge of $7.9 million attributable to additional amortization for the period and a benefit of $6.0 million attributable to the cumulative effect adjustment on January 1, 2004.

     A summary of the aggregate effect of this change in method of amortizing capitalized mine development costs is shown below:

Changes to the Consolidated Balance Sheet

	As of March 31, 2004
		As previously
	As revised	reported
Inventories	$196,526	$193,899
Propery, plant and equipment, net	$419,050	$423,569
Total assets	$705,653	$707,545
Accumulated deficit	$(99,891)	$(98,000)
Total stockholders’ equity	$493,780	$495,671

Changes to the Consolidated Statement of Operations and Comprehensive Income (Loss):

	For the three-months ended March 31, 2004
		As previously
	As revised	reported
Cost of metals sold	$70,515	$67,107
Depreciation and amortization	$15,008	$10,489
Total cost of revenues	$85,523	$77,596
Net income	$13,865	$15,757
Comprehensive income	$13,382	$15,274
Basic earnings per share	$0.15	$0.18
Diluted earnings per share	$0.15	$0.17

Note 3 – Stock-Based Compensation Costs

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

(in thousands)

	Three months ended
	March 31,
	2004	2003
	(as revised - see
	Note 2)
Net income (loss), as reported	$13,865	$(1,757)
Add: Stock based employee compensation expense included in reported net income (loss), net of tax	—	11
Deduct: Stock based compensation expense determined under fair value based method for stock options, net of tax	(158)	(267)

Pro forma net income (loss)	$13,707	$(2,013)

Earnings (loss) per share
Basic — as reported	$0.15	$(0.04)
Basic — pro forma	$0.15	$(0.05)
Diluted — as reported	$0.15	$(0.04)
Diluted — pro forma	$0.15	$(0.05)

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

Note 4 – Comprehensive Income

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

     The company’s interest rate swaps, which were accounted for as a hedging instrument, matured on March 4, 2004.

     The following summary sets forth the changes in other comprehensive loss accumulated in stockholders’ equity:

(in thousands)

	Interest	Commodity
	Rate Swaps	Instruments	Total
Balance at December 31, 2003	$(269)	$(551)	$(820)
Reclassification to earnings	269	—	269
Change in value	—	(752)	(752)

Balance at March 31, 2004	$—	$(1,303)	$(1,303)

Note 5 — Inventories

     Inventories consisted of the following:

(in thousands)

	March 31,	December 31,
	2004	2003
	(as revised - see
	Note 2)
Metals Inventory
Raw ore	$694	$661
Concentrate and in-process	15,795	17,393
Finished goods	169,075	173,715

	185,564	191,769
Materials and supplies	10,962	10,716

	$196,526	$202,485

     Inventories are stated at the lower of current market value (taking into consideration the company’s long-term sales contracts), or average unit cost. Metal inventory costs include direct labor and materials, depreciation and amortization, and overhead costs relating to mining and processing activities.

Note 6 – Long-Term Debt

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

     During the first quarter of 2004, as a result of lower production from its mine operations, the company did not meet the minimum production covenant under the bank credit facility. This covenant is calculated based on the total ore tons produced during the preceding four calendar quarters. The bank syndicate granted a waiver of this covenant that was effective for the first and second- quarters of 2004. The covenant violation is not expected to have any material effect on the company’s liquidity. The company’s production forecasts show that the company is expected to be in compliance with this production covenant for the third and fourth quarters of 2004, as low production in the first half of 2003 is no longer included in the calculation and East Boulder production is expected to continue to increase. In addition, the company is currently seeking to renegotiate, refinance or replace the credit facility. The covenant violation is not expected to have any material effect on the company’s liquidity.

Note 7 – Earnings per Share

     Outstanding options to purchase 1,329,119 and 2,577,479 shares of common stock were excluded from the computation of diluted earnings per share for the three-month periods ended March 31, 2004 and 2003, respectively, because the effect would have been antidilutive using the treasury stock method because the exercise price of the options was greater than the average market price of the common shares. The effect of outstanding stock options on diluted weighted average shares outstanding was 271,373 shares for the three-month period ended March 31, 2004.

Note 8 – Long-Term Sales Contracts

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

	PALLADIUM				PLATINUM
	Subject to		Subject to		Subject to		Subject to
	Floor Prices		Ceiling Prices		Floor Prices		Ceiling Prices
		Avg.		Avg.		Avg.		Avg.
	% of Mine	Floor	% of Mine	Ceiling	% of Mine	Floor	% of Mine	Ceiling
YEAR	Production	Price	Production	Price	Production	Price	Production	Price
2004	100%	$371	39%	$644	80%	$425	16%	$856
2005	100%	$355	31%	$702	80%	$425	16%	$856
2006	100%	$339	24%	$801	80%	$425	16%	$856
2007	100%	$360	19%	$975	70%	$425	14%	$850
2008	80%	$385	20%	$975	70%	$425	14%	$850
2009	80%	$380	20%	$975	70%	$425	14%	$850
2010	80%	$375	20%	$975	70%	$425	14%	$850

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

Note 9 – Financial Instruments

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

Commodity Derivatives

     The company enters into fixed forwards and financially settled forwards that are accounted for as cash-flow hedges to hedge the price risk in its secondary recycling activity. Fixed forward sales of metals from processing secondary materials are sold forward at the time of receipt and delivered against the cash flow hedges when the ounces are recovered. Under financially settled forwards, at each settlement date the company receives the difference between the forward price and the market price if the market price is below the forward price, and the company pays the difference between the forward price and the market price if the market price is above the forward price. The company’s financially settled forwards are settled at maturity. While the price risk is managed by such instruments, accounting rules do not allow the change in values of the metals protected to be reported, but require the change in value of the hedging instrument to be reflected in stockholders equity as other comprehensive income. The unrealized loss of $1.3 million existing at March 31, 2004 relating to these instruments will be reflected in other comprehensive income until these instruments are settled and will be offset by metal inventory gains largely equal in size which will be reported in operating income. Until these forward contracts mature, any net change in the value of the hedging instrument will be reflected currently in stockholders equity in Accumulated Other Comprehensive Income (AOCI). When these instruments are settled, any remaining gain or loss on the cash flow hedges will be offset by losses or gains on metal sales out of inventory, all to be recognized at that time in operating income. All commodity instruments outstanding at March 31, 2004 are expected to be settled within the next six-months. There were no outstanding fixed forward and financially settled forward commodity instruments settled during the first quarter of 2004.

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

Note 10 – Income Taxes

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

     This discussion addresses matters management considers important for an understanding of the company’s financial condition and results of operations as of and for the three months ended March 31, 2004. It consists of the following subsections:

•	“Overview” which provides a brief summary of the company’s consolidated results and financial position and the primary factors affecting those results.

•	“Key Factors” which provides indicators of profitability and efficiency at each mine location and on a consolidated basis and includes other PGM activities.

•	“Results of Operations” which includes a discussion and an analysis of the operating and financial results for the three months ended March 31, 2004 as compared to the same period in 2003.

•	“Liquidity and Capital Resources” which contains a discussion of the company’s cash flows and liquidity, investing and financing activities, and contractual obligations.

•	“Critical Accounting Policies” which provides an analysis of the accounting policies the company considers critical because of their effect on the reported amounts of assets, liabilities, income and/or expense on the consolidated financial statements and because they require difficult, subjective or complex judgments by management.

     These items should be read in conjunction with our consolidated financial statements and the notes thereto included in this quarterly report and in the company’s 2003 annual report on Form 10-K and Form 10-K/A.

Amendment of Financial Statements

     The company revised its consolidated financial statements for the three-months ended March 31, 2004 to reflect the change in its method of amortizing capitalized mine development costs and to add certain other disclosures. See Note 2 to the Consolidated Financial Statements for discussion of this change in the accounting method.

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

     In 1998, the company entered into three long-term sales contracts that commit the majority of the mines’ production through 2010. These contracts have floor prices that, in recent years, have been of significant benefit to the company, particularly in light of low PGM prices, and have allowed the company to continue to generate operating profits in low pricing environments. Unless extended or modified, as to which there can be no assurance, these contracts will all expire by 2010. At that time, the company could be fully exposed to market prices and the absence of these contracts after 2010 could negatively affect the company’s operating results.

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

     The company’s financial results for the three months ended March 31, 2004 have improved compared to the same period in 2003. This is largely due to increased PGM prices and higher metal sales volume during the first quarter of 2004 as compared to the same period in 2003 offset by an increase in depreciation and amortization expense as a result of the company’s change in accounting method for amortizing capitalized mine development in 2004. The incremental sales volumes resulted from other PGM activities including sales of palladium received in the Norilsk Nickel stock purchase and secondary processing of autocatalysts.

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
	(as revised)
OPERATING AND COST DATA FOR MINE PRODUCTION

Consolidated:
Ounces produced (000)
Palladium	114	112
Platinum	34	34

Total	148	146

Tons milled (000)	313	289
Mill head grade (ounce per ton)	0.51	0.55

Sub-grade tons milled (000) (1)	16	21
Sub-grade tons mill head grade (ounce per ton)	0.21	0.23

Total tons milled (000) (1)	329	310
Combined mill head grade (ounce per ton)	0.50	0.53
Total mill recovery (%)	91	90

Total operating costs per ounce (Non-GAAP) (2), (3)	$240	$253
Total cash costs per ounce (Non-GAAP) (2), (3)	$284	$281
Total production costs per ounce (Non-GAAP) (2), (3), (4)	$386	$350

Total operating costs per ton milled (Non-GAAP)	$108	$119
Total cash costs per ton milled (Non-GAAP) (2), (3)	$128	$133
Total production costs per ton milled (Non-GAAP) (2), (3), (4)	$174	$165

Stillwater Mine:
Ounces produced (000)
Palladium	81	84
Platinum	24	26

Total	105	110

Tons milled (000)	194	185
Mill head grade (ounce per ton)	0.57	0.64

Sub-grade tons milled (000) (1)	16	21
Sub-grade tons mill head grade (ounce per ton)	0.21	0.23

Total tons milled (000) (1)	210	206
Combined mill head grade (ounce per ton)	0.55	0.59
Total mill recovery (%)	92	91

Total operating costs per ounce (Non-GAAP) (2), (3)	$234	$228
Total cash costs per ounce (Non-GAAP) (2), (3)	$276	$252
Total production costs per ounce (Non-GAAP) (2), (3), (4)	$363	$311

Total operating costs per ton milled (Non-GAAP)	$118	$122
Total cash costs per ton milled (Non-GAAP) (2), (3)	$139	$135
Total production costs per ton milled (Non-GAAP) (2), (3), (4)	$182	$167

	2004	2003
	(as revised)
OPERATING AND COST DATA FOR MINE PRODUCTION (Continued)

East Boulder Mine:
Ounces produced (000)
Palladium	33	28
Platinum	10	8

Total	43	36

Tons milled (000)	119	104
Mill head grade (ounce per ton)	0.40	0.39

Sub-grade tons milled (000) (1)	—	—
Sub-grade tons mill head grade (ounce per ton)	—	—

Total tons milled (000) (1)	119	104
Combined mill head grade (ounce per ton)	0.40	0.39
Total mill recovery (%)	89	89

Total operating costs per ounce (Non-GAAP) (2), (3)	$256	$329
Total cash costs per ounce (Non-GAAP) (2), (3)	$306	$372
Total production costs per ounce (Non-GAAP) (2), (3), (4)	$443	$470

Total operating costs per ton milled (Non-GAAP)	$92	$112
Total cash costs per ton milled (Non-GAAP) (2), (3)	$109	$127
Total production costs per ton milled (Non-GAAP) (2), (3), (4)	$159	$161

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, taxes other than income tax and other. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment writedowns, gain or loss on disposal of property, plant and equipment, restructuring costs, Norilsk Nickel transaction expenses and interest income and expense are not included in total operating costs, total cash costs or total production costs.

(3)	Operating cost per ton, operating cost per ounce, cash cost per ton, cash cost per ounce, production cost per ton and production cost per ounce represent non-U.S. Generally Accepted Accounting Principles (GAAP) measurements that management uses to monitor and evaluate the efficiency of its mining operations. Management believes cash costs per ounce and per ton provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as provide a meaningful basis to compare our results with those of other mining companies and other operating mining properties. See table “Reconciliation of Non-GAAP measures to cost of revenues” and accompanying discussion.

(4)	A summary of the aggregate effect of the change in the accounting method (see Note 2) to the consolidated financial statements is shown below:

		As previously
	As revised	reported
Consolidated:
Total production costs	$57,204	$52,703
Total production cost per ounce	$386	$356
Total production cost per ton milled	$174	$160

Stillwater Mine:
Total production costs	$38,255	$35,944
Total production cost per ounce	$363	$341
Total production cost per ton milled	$182	$171

East Boulder Mine:
Total production costs	$18,949	$16,759
Total production cost per ounce	$443	$392
Total production cost per ton milled	$159	$140

Key Factors (continued)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
SALES AND PRICE DATA

Ounces sold (000)
Mine Production:
Palladium	117	119
Platinum	33	34

Total	150	153
Other PGM activites:
Palladium	54	1
Platinum	17	1
Rhodium	2	—

Total	73	2

Total ounces sold	223	155

Average realized price per ounce (5)
Mine Production:
Palladium	$378	$363
Platinum	$864	$580
Combined (6)	$484	$411
Other PGM activities:
Palladium	$257	$270
Platinum	$755	$577
Rhodium	$770	$657
Average market price per ounce (5)
Palladium	$242	$244
Platinum	$867	$661
Combined (6)	$378	$336

(5)	The company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices and hedging gains and losses realized on commodity instruments and exclude contract discounts, divided by total ounces sold. The average market price represents the average London PM Fix for palladium, platinum and combined prices and Johnson Matthey quotations for rhodium prices for the actual months of the period.

(6)	The company reports a combined average realized and market price of palladium and platinum based on actual sales of mine-production ounces. Prior period amounts have been adjusted to conform with the current year presentation.

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

Key Factors (contined)

	Three months ended
	March 31,
(in thousands, except per ounce and per ton data)	2004	2003
	(as revised)
Consolidated:
Total operating costs (Non-GAAP)	$35,595	$36,962
Total cash costs (Non-GAAP)	$42,118	$41,133
Total production costs (Non-GAAP)(4)	$57,204	$51,176
Divided by total ounces	148	146
Divided by total tons milled	329	311

Total operating cost per ounce (Non-GAAP)	$240	$253
Total cash cost per ounce (Non-GAAP)	$284	$281
Total production cost per ounce (Non-GAAP)(4)	$386	$350

Total operating cost per ton milled (Non-GAAP)	$108	$119
Total cash cost per ton milled (Non-GAAP)	$128	$133
Total production cost per ton milled (Non-GAAP)(4)	$174	$164

Reconciliation to consolidated cost of revenues:
Total operating costs (Non-GAAP)	$35,595	$36,962
Royalities, taxes and other	6,523	4,171

Total cash costs (Non-GAAP)	$42,118	$41,133
Asset retirement costs	90	82
Depreciation and amortization	14,996	9,961

Total production costs (Non-GAAP)(4)	$57,204	$51,176
Change in product inventory	12,048	5,229
Costs of secondary recycling	15,369	1,103
Secondary recycling depreciation	11	18
Add: Profit from secondary recycling	965	413
(Gain) or loss on sale of assets and other costs	(74)	31

Total consolidated cost of revenues	$85,523	$57,970

Stillwater Mine:
Total operating costs (Non-GAAP)	$24,670	$25,219
Total cash costs (Non-GAAP)	$29,057	$27,861
Total production costs (Non-GAAP)(4)	$38,255	$34,377
Divided by total ounces	105	110
Divided by total tons milled	210	206

Total operating cost per ounce (Non-GAAP)	$234	$228
Total cash cost per ounce (Non-GAAP)	$276	$252
Total production cost per ounce (Non-GAAP)(4)	$363	$311

Total operating cost per ton milled (Non-GAAP)	$118	$122
Total cash cost per ton milled (Non-GAAP)	$139	$135
Total production cost per ton milled (Non-GAAP)(4)	$182	$167

Key Factors (continued)

	Three months ended
	March 31,
(in thousands, except per ounce and per ton data)	2004	2003
	(as revised)
Stillwater Mine (continued):
Reconciliation to cost of revenues:
Total operating costs (Non-GAAP)	$24,670	$25,219
Royalties, taxes and other	4,387	2,642

Total cash costs (Non-GAAP)	$29,057	$27,861
Asset retirement costs	74	67
Depreciation and amortization	9,124	6,449

Total production costs (Non-GAAP) (4)	$38,255	$34,377
Change in product inventory	2,136	4,692
Add: Profit from secondary recycling	686	318
(Gain) or loss on sale of assets and other costs	(2)	31

Total cost of revenues	$41,075	$39,418

East Boulder Mine:
Total operating costs (Non-GAAP)	$10,925	$11,743
Total cash costs (Non-GAAP)	$13,061	$13,272
Total production costs (Non-GAAP)(4)	$18,949	$16,799
Divided by total ounces	43	36
Divided by total tons milled	119	105

Total operating cost per ounce (Non-GAAP)	$256	$329
Total cash cost per ounce (Non-GAAP)	$306	$372
Total production cost per ounce (Non-GAAP) (4)	$443	$470

Total operating cost per ton milled (Non-GAAP)	$92	$112
Total cash cost per ton milled (Non-GAAP)	$109	$127
Total production cost per ton milled (Non-GAAP)(4)	$159	$161

Reconciliation to cost of revenues:
Total operating costs (Non-GAAP)	$10,925	$11,743
Royalties, taxes and other	2,136	1,529

Total cash costs (Non-GAAP)	$13,061	$13,272
Asset retirement costs	16	15
Depreciation and amortization	5,872	3,512

Total production costs (Non-GAAP) (4)	$18,949	$16,799
Change in product inventory	2,060	537
Add: Profit from secondary recycling	279	95
(Gain) or loss on sale of assets and other costs	(72)	—

Total cost of revenues	$21,216	$17,431

Other PGM activities
Reconciliation to cost of revenues:
Change in product inventory	$7,852	$—
Secondary recycling depreciation	11	18
Costs of secondary recycling	15,369	1,103

Total cost of revenues	$23,232	$1,121

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

     Revenues. Revenues were $100.7 million for the first quarter of 2004 compared to $64.2 million for the first quarter of 2003, a $36.5 million or 57% increase. The increase is primarily due to an increase of $28.4 million in the total quantity of metals sold from other PGM activities primarily related to the palladium ounces received in the Norilsk Nickel transaction and secondary processing of autocatalysts, and an 18% increase in combined average realized palladium and platinum prices received from the sales of mine production ounces.

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

     Cost of metals sold. Cost of metals sold was $70.5 million for the first quarter of 2004, as revised, compared to $48.0 million for the first quarter of 2003, a 47% increase.

     The cost of metal sold from mine production was $47.3 million in the first quarter of 2004, as revised, compared to $46.9 million in the same period of 2003, a 1% increase. The increase was primarily due to the increase in the cost of metals sold per ounce partially offset by a 2% decrease in ounces sold.

     Total consolidated cash costs per ounce produced, a non-GAAP measure, in the first quarter of 2004 increased $3 or 1% to $284 per ounce from $281 per ounce in the first quarter of 2003. The increase was primarily due to an increase in royalties, property taxes and insurance offset by a decrease in mining costs per ounce at the East Boulder Mine a result of higher production ounces.

     The cost of metals sold from secondary processing activates was $15.4 million in the first quarter of 2004, compared to $1.1 million in the first quarter of 2003. The increase was primarily due to the cost of acquiring and processing the increased ounces generated from the company’s long-term sourcing agreement for spent catalytic materials entered into during the fourth quarter of 2003.

     The cost of metals sold from palladium received in the Norilsk Nickel transaction and other activities was $7.9 million in the first quarter of 2004 primarily due to the sale of approximately 46,000 ounces of palladium at an average cost of $169 per ounce. There were no such sales in the first quarter of 2003.

     Depreciation and amortization. Depreciation and amortization was $15.0 million for the first quarter of 2004, as revised, compared to $10.0 million for the first quarter of 2003, a 50% increase. The increase was due to a change in the company’s method of amortizing capitalized mine development costs (see Note 2 to the company’s consolidated financial statements). As a result of the change, certain capitalized mine development costs are amortized over a shorter period, which results in higher amortization expense than the company has experienced in previous periods.

     Expenses. General and administrative expenses in the first quarter of 2004 of $3.7 million were comparable to the $3.6 million during the first quarter of 2003.

     Interest expense of $3.9 million in the first quarter of 2004 decreased approximately $1.0 million from $4.9 million in the prior year first quarter due to the repayment of the Term A facility in the second quarter of 2003.

     Income Taxes. The company had no income tax provision or benefit for the quarter ended March 31, 2004 compared to an income tax benefit of $0.9 million for the quarter ended March 31,2003. The company has not recognized any income tax provision or benefit for the quarter ended March 31, 2004 as any changes in deferred tax liabilities and assets have been offset by changes in the valuation allowance provided for the company’s net deferred tax assets (see note 10).

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

Liquidity and Capital Resources

     The company’s working capital at March 31, 2004 was $208.8 million compared to $154.7 million at December 31, 2003. The ratio of current assets to current liabilities was 3.9 at March 31, 2004, as compared to 2.4 at December 31, 2003. The increase in working capital resulted from the reclassification of a portion of the long-term debt secured by finished goods because in the first quarter of 2004 the company entered into contracts to sell the palladium received from Norilsk Nickel in the stock purchase transaction. The term of these sales agreements is two years, and as such a portion of the long-term debt secured by finished goods at December 31, 2003 has been reclassified from a current liability to a long-term liability.

     For the quarter ended March 31, 2004, net cash provided by operations was $15.1 million compared to $23.3 million for the comparable period of 2003. The decrease in cash provided by operations of $8.2 million was significantly impacted by the following factors:

		Three months ended
		March 31,
		2004	2003
		(as revised)
•	Increase in total palladium and platinum ounces sold (oz)	223,000	155,000
•	Increase in weighted average combined price received per ounce of palladium and platinum ($/oz).	$452	$414
•	Essentially flat consolidated cash cost per ounce from mine production ($/oz)	$284	$281
•	Essentially flat general and administrative expense (in thousands)	$3,724	$3,633
•	Decreased interest expense (in thousands)	$3,900	$4,911
•	Significant increase in net operating assets and liabilities (in thousands)	$(9,081)	$14,119

     Cash flows from the change in operating assets and liabilities resulted in a use of cash of $9.1 million compared to a source of cash of $14.1 million for same period last year. This increase in working capital is primarily related to an increase in metal sales receivables of $22.6 million, due to higher metal prices, inventory sales from palladium received from Norilsk Nickel and a delayed payment from a customer, offset in part by decreases in inventory of $12.0 million attributable to sales of palladium.

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

     Mine development expenditures incurred to date to increase existing production, develop new orebodies or develop mineral property substantially in advance of production are capitalized and amortized using a units-of-production method based upon the associated proven and probable ore reserves. Mine development expenditures consist of vertical shafts, multiple surface adits and underground infrastructure development including footwall laterals, ramps, rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. Many such facilities are required not only for current operations, but also for all future planned operations.

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

     Prior to 2004, the company amortized all such capitalized development costs at its mines over all proven and probable reserves at each mine. Following the asset impairment writedown at the end of 2003, the company revisited its assumptions and estimates for amortizing capitalized mine development costs. The company concluded to continue amortizing the cost of all of the mine development that had been placed in service through 2003 over all proven and probable reserves, because in management’s view these remaining unamortized costs related to infrastructure that would be used for the entire life of the mine. However, for development placed in service after 2003, the company concluded to use a shorter life, amortizing the cost of this new development over only the ore reserves in the immediate and relevant vicinity of the new development. This approach was reflected in the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

     Following a review of its filings by the SEC, the company recently determined it would change its method of accounting for mine development costs as follows:

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

     This change in accounting method required the company to measure the effect of the change at January 1, 2004, as if the new method of amortization had been used in all prior periods. The credit for the cumulative effect of the change for all periods prior to 2004 of $ 6.0 million is shown as the “Cumulative Effect of Accounting Change” in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2004, as revised. Because the change in accounting method is effective from January 1, 2004, the company is not required to amend quarterly and annual reports prior to 2004. The effect of this change in accounting method was to reduce previously reported earnings for the three months ended March 31, 2004 by $1.9 million ($0.02 per share), including a charge of $7.9 million attributable to additional amortization for the period and a benefit of $6.0 million attributable to the cumulative effect adjustment on January 1, 2004.

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

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at March 31, 2003 for the portion of the company’s net deferred tax assets which, more likely than not, will not be realized (see Note 10).

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

FORWARD LOOKING STATEMENTS; FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “ believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of the company’s future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Such statements include, but are not limited to, comments regarding expansion plans, costs, grade, production and recovery rates, permitting, financing needs, the terms of future credit facilities and capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and compliance, litigation and the palladium and platinum market. Additional information regarding factors which could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” above in the company’s 2003 Annual Report on Form 10-K.

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

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated March 31, 2005.

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated March 31, 2005.

32.1	Section 1350 Certification, dated March 31, 2005.

32.2	Section 1350 Certification, dated March 31, 2005.

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

STILLWATER MINING COMPANY (Registrant)
Date: March 31, 2005	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2005	By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated March 31, 2005.

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated March 31, 2005.

32.1	Section 1350 Certification, dated March 31, 2005.

32.2	Section 1350 Certification, dated March 31, 2005.