Form 10-Q/A
period 2004-06-30
STILLWATER MINING CO /DE/
filed 2005-04-01
CIK 931948

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

STILLWATER MINING COMPANY

AMENDMENT NO. 1 TO FORM 10-Q

QUARTER ENDED JUNE 30, 2004

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(as revised -		(as revised -
	see Note 2)		see Note 2)
Revenues
Mine production	$44,345	$58,910	$116,647	$121,530
Secondary processing	12,026	1,101	28,186	2,635
Sales of palladium received in Norilsk Nickel transaction and other	27,836	—	40,067	—

Total revenue	84,207	60,011	184,900	124,165

Costs and expenses
Cost of metals sold:
Mine production	19,504	46,223	66,799	93,092
Secondary processing	10,775	1,087	26,144	2,190
Sales of palladium received in Norilsk Nickel transaction and other	18,572	—	26,424	—

Total cost of metal sold	48,851	47,310	119,367	95,282

Depreciation and amortization:
Mine production	14,910	10,397	29,907	20,310
Secondary processing	12	18	23	36

Total depreciation and amortization	14,922	10,415	29,930	20,346

Total costs of revenues	63,773	57,725	149,297	115,628

General and administrative	3,926	3,302	7,649	7,000
Norilsk Nickel transaction related expenses	—	3,043	—	3,043

Total costs and expenses	67,699	64,070	156,946	125,671

Operating income (loss)	16,508	(4,059)	27,954	(1,506)

Other income (expense)
Interest income	386	68	671	179
Interest expense	(3,360)	(4,684)	(7,261)	(9,595)

Income (loss) before income taxes and cumulative effect of accounting change	13,534	(8,675)	21,364	(10,922)

Income tax benefit	—	3,393	—	4,292

Reduction of net operating loss deferred tax asset resulting from ownership change	—	(13,979)	—	(13,979)

Total income tax provision	—	(10,586)	—	(9,687)

Income (loss) before cumulative effect of accounting change	13,534	(19,261)	21,364	(20,609)

Cumulative effect of change in accounting, net of $264 income tax benefit in 2003	—	—	6,035	(408)

Net income (loss)	$13,534	$(19,261)	$27,399	$(21,017)

Other comprehensive income, net of tax	3,397	321	2,914	352

Comprehensive income (loss)	$16,931	$(18,940)	$30,313	$(20,665)

See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
Continued	2004	2003	2004	2003
	(as revised -		(as revised -
	see Note 2)		see Note 2)
BASIC AND DILUTED EARNINGS PER SHARE
Income (loss) before cumulative effect of accounting change	$13,534	$(19,261)	$21,364	$(20,609)
Cumulative effect of accounting change	—	—	6,035	(408)

Net income (loss)	$13,534	$(19,261)	$27,399	$(21,017)

Weighted average common shares outstanding
Basic	90,146	47,921	90,022	45,799
Diluted	90,541	47,921	90,293	45,799

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.15	$(0.40)	$0.23	$(0.45)
Cumulative effect of accounting change	—	—	0.07	(0.01)

Net income (loss)	$0.15	$(0.40)	$0.30	$(0.46)

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.15	$(0.40)	$0.23	$(0.45)
Cumulative effect of accounting change	—	—	0.07	(0.01)

Net income (loss)	$0.15	$(0.40)	$0.30	$(0.46)

See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003
	(as revised -
	see Note 2)
ASSETS
Current assets
Cash and cash equivalents	$53,808	$47,511
Restricted cash equivalents	2,650	2,650
Inventories	207,638	202,485
Accounts receivable	17,791	3,777
Deferred income taxes	4,578	4,313
Other current assets	5,030	4,270

Total current assets	291,495	265,006

Property, plant and equipment, net	424,400	419,528
Other noncurrent assets	5,583	6,054

Total assets	$721,478	$690,588

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,093	$9,781
Accrued payroll and benefits	9,103	10,654
Property, production and franchise taxes payable	8,505	8,504
Current portion of long-term debt and capital lease obligations	1,940	1,935
Portion of debt repayable upon liquidation of finished palladium in inventory	37,011	74,106
Other current liabilities	1,613	5,290

Total current liabilities	69,265	110,270

Long-term debt and capital lease obligations	121,583	85,445
Deferred income taxes	4,578	4,313
Other noncurrent liabilities	11,600	11,263

Total liabilities	207,026	211,291

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 90,239,460 and 89,849,239 shares issued and outstanding	902	899
Paid-in capital	602,078	592,974
Accumulated deficit	(86,356)	(113,756)
Accumulated other comprehensive gain (loss)	2,094	(820)
Unearned compensation — restricted stock awards	(4,266)	—

Total stockholders’ equity	514,452	479,297

Total liabilities and stockholders’ equity	$721,478	$690,588

See notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(as revised -		(as revised -
	see Note 2)		see Note 2)
Cash flows from operating activities

Net income (loss)	$13,534	$(19,261)	$27,399	$(21,017)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,922	10,482	29,930	20,479
Deferred income taxes	—	10,795	—	9,652
Cumulative effect of change in accounting	—	—	(6,035)	672
Stock issued under employee benefit plans	1,038	831	2,096	1,862
Amortization of debt issuance costs	286	2,158	566	2,516
Amortization of restricted stock compensation	274	652	274	670
Changes in operating assets and liabilities:
Inventories	(11,112)	5,706	882	10,696
Accounts receivable	8,585	(1,807)	(14,014)	12,288
Accounts payable	1,504	8,370	1,312	4,636
Other	(4,448)	(5,195)	(2,727)	(6,446)

Net cash provided by operating activities	24,583	12,731	39,683	36,008

Cash flows from investing activities
Capital expenditures	(20,317)	(11,662)	(34,892)	(26,196)

Net cash used in investing activities	(20,317)	(11,662)	(34,892)	(26,196)

Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(517)	(52,783)	(965)	(58,136)
Issuance of common stock, related to Norilsk Nickel transaction (1)	—	90,817	—	90,284
Issuance of common stock, net of stock issue costs	2,428		2,471
Payment for debt issuance costs	—	(152)	—	(1,606)

Net cash provided used in financing activities	1,911	37,882	1,506	30,542

Cash and cash equivalents
Net increase	6,177	38,951	6,297	40,354
Balance at beginning of period	47,631	27,316	47,511	25,913

Balance at end of period	$53,808	$66,267	$53,808	$66,267

(1) Non-cash Financing activities:
Fair value of issuance of common stock (net of issue costs)	$—	$239,030	$—	$238,497
Inventory received in connection with the Norilsk Nickel transaction	—	(148,213)	—	(148,213)

Net cash received in Norilsk Nickel transaction	$—	$90,817	$—	$90,284

See notes to consolidated financial statements.

EXPLANATORY NOTE

     This Amendment No. 1 to the Stillwater Mining Company (the company) Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2004, amends and supplements the Quarterly Report on Form 10-Q filed by the registrant with the Securities and Exchange Commission (SEC) on August 5, 2004 (the “Original Form 10-Q”). This Amendment No. 1 amends Part I, Item 1 – Financial Statements, to reflect a change in the company’s method of amortizing capitalized mine development costs, effective January 1, 2004. As a result of the change in accounting method the net income set forth in the Consolidated Statements of Operations and Comprehensive Income (Loss) decreased approximately $3.0 million and $4.8 million for the three and six month periods ended June 30, 2004, respectively. A discussion of the change in accounting method is set forth in Note 2 to the Consolidated Financial Statements included in this Amendment No. 1.

     This Amendment No. 1 reflects certain amounts that have been reclassified, including the 2003 amounts for revenues, cost of metals sold, and depreciation and amortization.

     The Amendment No. 1 does not reflect events that have occurred after August 5, 2004, the date the Quarterly Report on Form 10-Q was originally filed. Information with respect to those events has been or will be set forth, as appropriate, in the Company’s subsequent periodic filings, including its Quarterly Reports on Form 10-Q as amended and Current Reports on Form 8-K and Annual Report on Form 10-K. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

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

Note 2 – Change in Amoritzation Method for Mine Development Assets

     Prior to 2004, the company amortized all capitalized development costs at its mines over all proven and probable reserves at each mine. Following the asset impairment write-down at the end of 2003, the company revisited its assumptions and estimates for amortizing capitalized mine development costs. The company concluded to continue amortizing the cost of all of the mine development that had been placed in service through 2003 over all proven and probable reserves, because in management’s view these remaining unamortized costs related to infrastructure that would be used for the entire life of the mine. However, for development placed in service after 2003, the company concluded to use a shorter life, amortizing the cost of this new development over only the ore reserves in the immediate and relevant vicinity of the new development. This approach was reflected in the company’s net income as previously reported in the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

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

     The change in accounting method has been applied retroactively to January 1, 2004. The effect of this change in accounting method was to reduce previously reported earnings for the three and six months ended June 30, 2004 by $3.0 million ($0.03 per share) and $4.8 million ($0.06 per share), including a charge of $3.0 million and $10.8 million attributable to additional amortization for the three and six months ended June 30, 2004 and a benefit of $6.0 million for the six months ended June 30, 2004 attributable to the cumulative effect adjustment on January 1, 2004.

     A summary of the aggregate effect of this change in method of amortizing capitalized mine development costs is shown below:

Changes to the Consolidated Balance Sheet

	As of June 30, 2004
		As previously
	As revised	reported
Inventories	$207,638	$203,679
Propery, plant and equipment, net	$424,400	$433,207
Total assets	$721,478	$726,326
Accumulated deficit	$(86,356)	$(81,508)
Total stockholders’ equity	$514,452	$519,300

Changes to the Consolidated Statement of Operations and Comprehensive Income (Loss):

	For the three-months ended June 30, 2004
		As previously
	As revised	reported
Cost of metals sold	$48,851	$50,183
Depreciation and amortization	$14,922	$10,634
Total cost of revenues	$63,773	$60,817
Net income	$13,534	$16,491
Comprehensive income	$16,931	$19,888
Basic earnings per share	$0.15	$0.18
Diluted earnings per share	$0.15	$0.18

Changes to the Consolidated Statement of Operations and Comprehensive Income (Loss):

	For the six-months ended June 30, 2004
		As previously
	As revised	reported
Cost of metals sold	$119,367	$117,290
Depreciation and amortization	$29,930	$21,123
Total cost of revenues	$149,297	$138,413
Net income	$27,399	$32,248
Comprehensive income	$30,313	$35,162
Basic earnings per share	$0.30	$0.36
Diluted earnings per share	$0.30	$0.36

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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(as revised -		(as revised -
(in thousands)	see Note 2)		see Note 2)
Net income (loss), as reported	$13,534	$(19,261)	$27,399	$(21,017)
Add: Stock based employee compensation expense
included in reported net income (loss), net of tax	274	652	274	670
Deduct: Stock based compensation expense determined under fair value based method for stock options, net of tax	(445)	(1,213)	(603)	(1,494)

Pro forma net income (loss)	$13,363	$(19,822)	$27,070	$(21,841)

Earnings (loss) per share

Basic - as reported	$0.15	$(0.40)	$0.30	$(0.46)
Basic - pro forma	$0.15	$(0.41)	$0.30	$(0.48)

Diluted - as reported	$0.15	$(0.40)	$0.30	$(0.46)
Diluted - pro forma	$0.15	$(0.41)	$0.30	$(0.48)

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

     The company had commodity instruments relating to fixed forward metal sales and financially settled forwards outstanding during the first six months of 2004. The net unrealized gain on these instruments, $2.1 million at June 30, 2004, will be reflected in other comprehensive income until these instruments are settled. All commodity instruments outstanding at June 30, 2004 are expected to be settled within the next eighteen months (see Note 9).

     The company’s interest rate swaps, which were accounted for as hedging instruments, matured on March 4, 2004 (see Note 9).

     The following summary sets forth the changes in other comprehensive loss accumulated in stockholders’ equity:

	Interest	Commodity
(in thousands)	Rate Swaps	Instruments	Total
Balance at December 31, 2003	$(269)	$(551)	$(820)
Reclassification to earnings	269	11	280
Change in value	—	2,634	2,634

Balance at June 30, 2004	$—	$2,094	$2,094

Note 5 - Inventories

     Inventories consisted of the following:

	June 30,	December 31,
	2004	2003
	(as revised -
(in thousands)	see Note 2)
Metals Inventory
Raw ore	$927	$661
Concentrate and in-process	35,483	17,393
Finished goods	160,107	173,715

	196,517	191,769
Materials and supplies	11,121	10,716
	$207,638	$202,485

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

     During the first quarter of 2004, as a result of lower production from its mine operations, the company did not meet the minimum production covenant under the bank credit facility. This covenant is calculated based on the total ore tons produced during the preceding four calendar quarters. The bank syndicate granted a waiver of this covenant that was effective for the first and second- quarters of 2004. The covenant violation is not expected to have any material effect on the company’s liquidity. The company’s production forecasts show that the company is expected to be in compliance with this production covenant for the third and fourth quarters of 2004, as low production in the first half of 2003 is no longer included in of the calculation and East Boulder production is expected to continue to increase. In addition, the company is currently seeking to renegotiate, refinance or replace the credit facility. The covenant violation is not expected to have any material effect on the company’s liquidity.

Note 7 – Earnings per Share

     Outstanding options to purchase 1,402,915 and 2,577,604 shares of common stock were excluded from the computation of diluted earnings per share for the three-month periods ended June 30, 2004 and 2003, respectively, because the effect would have been antidilutive using the treasury stock method because the exercise price of the options was greater than the average market price of the common shares. The effect of outstanding stock options on diluted weighted average shares outstanding was an increase of 178,143 and 161,634 shares for the three-month periods ended June 30, 2004 and 2003, respectively.

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

	PALLADIUM				PLATINUM
	Subject to		Subject to Ceiling		Subject to Floor		Subject to Celing
	Floor Prices		Prices		Prices		Prices
		Avg.		Avg.		Avg.		Avg.
	% of Mine	Floor	% of Mine	Ceiling	% of Mine	Floor	% of Mine	Ceiling
YEAR	Production	Price	Production	Price	Production	Price	Production	Price
2004	100%	$371	39%	$644	80%	$425	16%	$856
2005	100%	$355	31%	$702	80%	$425	16%	$856
2006	100%	$339	25%	$783	80%	$425	16%	$856
2007	100%	$357	19%	$975	70%	$425	14%	$850
2008	80%	$385	20%	$975	70%	$425	14%	$850
2009	80%	$380	20%	$975	70%	$425	14%	$850
2010	80%	$375	20%	$975	70%	$425	14%	$850

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

Note 9 – Financial Instruments

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

     During the second quarter of 2004, the company entered into financially settled forward transactions covering about 20% of its anticipated platinum sales from July of 2004 through December of 2005. These transactions are designed to hedge 40,500 ounces of platinum sales from mine production for the next eighteen months at an overall average price of approximately $784 per ounce

     Until these contracts mature, any net change in the value of the hedging instrument is reflected currently in stockholders equity in Accumulated Other Comprehensive Income (AOCI). A net unrealized gain of $2.1 million on these hedging instruments existing at June 30, 2004, will be reflected in AOCI. When these instruments are settled, any remaining gain or loss on the cash flow hedges will be offset by metal inventory losses or gains and will be recognized in operating income. All commodity instruments outstanding at June 30, 2004 are expected to be settled within the next eighteen months.

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

Note 11 – Subsequent Events

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

     Subsequent to the end of the second quarter the company has entered into financially settled forward contracts covering an additional 26,500 ounces of platinum for the period of August of 2004 through January of 2006 at an overall average price of about $788 per ounce.

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

Amendment of Financial Statements

     The company revised its consolidated financial statements for the three and six-months ended June 30, 2004 to reflect the change in its method of amortizing capitalized mine development costs and to add certain other disclosures. See Note 2 to the Consolidated Financial Statements for discussion of this change in the accounting method.

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

     During the second quarter of 2004, the company fixed platinum prices in the forward market by entering into financially settled forward transactions covering about 20% of our anticipated platinum mine production for the period from July of 2004 through December of 2005. The company believes that the spread between palladium and platinum prices may narrow if consumers switch from using platinum to palladium for existing and new applications, driven by the lower price of palladium. The company believes the price of platinum could weaken if this switching occurs and has locked in the price on a portion of future sales. The second quarter 2004 transactions fix the price for 40,500 ounces of platinum sales from mine production for the next eighteen-months at an overall average price of about $784 per ounce. Subsequent to the end of the second quarter the company has entered into financially settled forward contracts covering an additional 26,500 ounces of platinum for the period of August of 2004 through January of 2006 at an overall average price of about $788 per ounce. The hedges are expected to modestly reduce the overall volatility of the company’s earnings and cash flow.

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

     The company was obligated by its banks to utilize $50.0 million of the cash proceeds from the Norilsk Nickel transaction to pay down bank debt. Consequently, the Term A loan facility was paid off in full on June 30, 2003. During the first quarter of 2004, the company entered into contracts to resell the 877,169 ounces of palladium received from Norilsk Nickel to DaimlerChrysler, Mitsubishi and Engelhard Corporation. The palladium is being sold in equal monthly quantities over the next two years, at close to market prices at the time of sale. The company’s banks had the option under the 2001 credit agreement to apply 50% of the cash proceeds from the sale of this inventory to reduce the company’s outstanding debt. Since the banks declined to accept all or any portion of these proceeds, the availability under the company’s revolving credit line was reduced by an amount equal to the amount declined. As of June 30, 2004, the outstanding undrawn availability under the prior revolving line of credit had been reduced to $1.6 million.

     The company obtained production covenant waivers from its bank group effective for the first and second quarters of 2004. The company was in material compliance with all other provisions of the credit facility as of June 30, 2004. On August 3, 2004, the company completed the refinancing of its bank credit facility. The new credit facility consists of a $140 million six-year term loan maturing July 31, 2010, and bearing interest at a variable rate plus a margin (LIBOR plus 325 basis points, or approximately 4.75% at August 3, 2004) and a $40 million five-year revolving credit facility expiring July 31, 2009 and initially bearing interest at LIBOR plus 300 basis points, or approximately 4.50%. Proceeds of the new facility were applied to pay off the previous debt facility and the remainder for general corporate purposes. The revolving credit facility includes a letter of credit facility that has been partially utilized to secure a $7.5 million letter of credit in support of certain of the company’s reclamation obligations. The letter of credit carries an annual fee of 3.00%. The revolving credit facility requires an annual commitment fee of 0.75% on the remaining unutilized amount. The new credit facility contains customary financial and other covenants; however, it does not include a minimum production covenant. The new credit facility requires that the company offer 25% of the proceeds received for the sale of palladium inventory received from the Norilsk Nickel transaction as prepayments against the credit facility. The new credit facility also requires that 50% of the company’s annual excess cash flow be offered for prepayment against the credit facility.

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

     During the second-quarter of 2004, the company shut down its smelter and base metals refinery for about five weeks for routine smelter re-bricking and other refurbishing. This planned shutdown reduced second-quarter earnings and cash flow, although sales out of the palladium inventory continued, partially mitigating the effect of the outage. Production at the mines was unaffected by this shutdown. The mine concentrates were stockpiled at the smelter and processed once the facility came back up. The company’s processing of these stockpiles was largely completed by June 30, 2004 and the metal was shipped for final refining.

     The company’s financial results for the six-months ended June 30, 2004 improved compared to the same period in 2003, even with the five-week outage in Columbus to refurbish the smelter and refinery. Earnings for the first six months of 2004 totaled $27.4 million, as revised, compared to a loss of $21.0 million for the first half of 2003. This improvement is largely due to increased realized prices and additional sales volume of PGMs during the first six-months of 2004 as compared to the same period in 2003 offset by an increase in depreciation and amortization expense as a result of the company’s change in accounting method for amortizing capitalized mine development in 2004. The increase in sales volumes resulted from sales in 2004 of palladium received in the Norilsk Nickel stock purchase transaction and from a new contract for secondary processing (i.e., recycling) of autocatalysts. The 2003 loss also included a one-time deferred tax adjustment related to the Norilsk Nickel transaction that reduced earnings by $14.0 million. Cash flow from operations increased to $39.7 million in the first half of 2004, up from $36.0 million in the first half of 2003; first-half 2004 cash flow remained strong in spite of growth in operating capital requirements associated with the smelter rebricking.

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

     Subsequent to the end of the second quarter the company has entered into financially settled forward contracts covering an additional 26,500 ounces of platinum for the period of August of 2004 through January of 2006 at an overall average price of about $788 per ounce.

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
OPERATING AND COST DATA FOR MINE PRODUCTION	(as revised)		(as revised)
Consolidated:
Ounces produced (000)
Palladium	114	112	228	224
Platinum	34	33	67	67

Total	148	145	295	291

Tons milled (000)	302	301	616	591
Mill head grade (ounce per ton)	0.53	0.52	0.52	0.54

Sub-grade tons milled (000)(1)	11	19	26	40
Sub-grade tons mill head grade (ounce per ton)	0.28	0.18	0.24	0.21

Total tons milled (000)(1)	313	320	642	631
Combined mill head grade (ounce per ton)	0.52	0.50	0.51	0.52
Total mill recovery (%)	91	91	91	91

Total operating costs per ounce (Non-GAAP)(2)	$230	$248	$235	$251
Total cash costs per ounce (Non-GAAP) (2), (3)	$264	$281	$274	$281
Total production costs per ounce (Non-GAAP) (2), (3),(4)	$366	$354	$376	$352

Total operating costs per ton milled (Non-GAAP)(2)	$108	$112	$108	$116
Total cash costs per ton milled (Non-GAAP) (2), (3)	$124	$127	$126	$130
Total production costs per ton milled (Non-GAAP) (2), (3), (4)	$172	$160	$173	$162

Stillwater Mine:
Ounces produced (000)
Palladium	84	81	165	165
Platinum	25	24	49	50

Total	109	105	214	215

Tons milled (000)	186	181	381	366
Mill head grade (ounce per ton)	0.62	0.62	0.60	0.63

Sub-grade tons milled (000)(1)	11	19	26	40
Sub-grade tons mill head grade (ounce per ton)	0.28	0.18	0.24	0.21

Total tons milled (000)(1)	197	200	407	406
Combined mill head grade (ounce per ton)	0.60	0.58	0.57	0.59
Total mill recovery (%)	92	92	92	91

Total operating costs per ounce (Non-GAAP)(2)	$209	$233	$221	$230
Total cash costs per ounce (Non-GAAP) (2), (3)	$240	$262	$258	$257
Total production costs per ounce (Non-GAAP) (2), (3), (4)	$324	$325	$343	$318

Total operating costs per ton milled (Non-GAAP)(2)	$115	$122	$116	$122
Total cash costs per ton milled (Non-GAAP) (2), (3)	$132	$138	$135	$136
Total production costs per ton milled (Non-GAAP) (2), (3), (4)	$178	$171	$180	$169

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
OPERATING AND COST DATA FOR MINE PRODUCTION
(Continued)	(as revised)		(as revised)
East Boulder Mine:
Ounces produced (000)
Palladium	30	31	63	59
Platinum	9	9	18	17

Total	39	40	81	76

Tons milled (000)	116	120	235	225
Mill head grade (ounce per ton)	0.38	0.38	0.39	0.38

Sub-grade tons milled (000)(1)	—	—	—	—
Sub-grade tons mill head grade (ounce per ton)	—	—	—	—

Total tons milled (000)(1)	116	120	235	225
Combined mill head grade (ounce per ton)	0.38	0.38	0.39	0.38
Total mill recovery (%)	88	88	89	89

Total operating costs per ounce (Non-GAAP)(2)	$289	$290	$271	$308
Total cash costs per ounce (Non-GAAP) (2), (3)	$333	$330	$318	$350
Total production costs per ounce (Non-GAAP) (2), (3), (4)	$484	$428	$463	$448

Total operating costs per ton milled (Non-GAAP)(2)	$96	$96	$94	$103
Total cash costs per ton milled (Non-GAAP) (2), (3)	$111	$109	$110	$117
Total production costs per ton milled (Non-GAAP) (2), (3), (4)	$162	$141	$160	$150

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, taxes other than income tax and other. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment writedowns, gain or loss on disposal of property, plant and equipment, restructuring costs, Norilsk Nickel transaction expenses and interest income and expense are not included in total operating costs, total cash costs or total production costs.

(3)	Operating cost per ton, operating cost per ounce, cash cost per ton, cash cost per ounce, production cost per ton and production cost per ounce represent non-U.S. Generally Accepted Accounting Principles (GAAP) measurements that management uses to monitor and evaluate the performance efficiency of its mining operations. Management believes cash costs per ounce and per ton provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as provide a meaningful basis to compare our results with those of other mining companies and other operating mining properties. See table “Reconciliation of Non-GAAP measures to cost of revenues” and accompanying discussion.

(4)	A summary of the aggregate effect for the of the change in the accounting method (see Note 2 to the consolidated financial statements) is shown below:

	Three months ended		Six months ended
	June 30, 2004		June 30, 2004
		As previously		As previously
	As revised	reported	As revised	reported
Consolidated:
Total production costs	$53,933	$49,662	$111,137	$102,365
Total production cost per ounce	$366	$337	$376	$347
Total production cost per ton milled	$172	$159	$173	$159

Stillwater Mine:
Total production costs	$35,212	$33,097	$73,466	$69,040
Total production cost per ounce	$324	$305	$343	$323
Total production cost per ton milled	$178	$168	180	170

East Boulder Mine:
Total production costs	$18,721	$16,565	$37,671	$33,325
Total production cost per ounce	$484	$428	$463	$409
Total production cost per ton milled	$162	$143	$160	$142

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
SALES AND PRICE DATA

Ounces sold (000)
Mine Production:
Palladium	70	117	188	236
Platinum	20	34	52	68

Total	90	151	240	304

Other PGM activities:
Palladium	118	—	171	2
Platinum	10	1	27	1
Rhodium	2	—	5	—

Total	130	1	203	3

Total ounces sold	220	152	443	307

Average realized price per ounce (5)
Mine Production:
Palladium	$388	$341	$382	$353
Platinum	$860	$565	$863	$572
Combined (6)	$491	$391	$486	$401

Other PGM activities:
Palladium	$256	$234	$256	$259
Platinum	$833	$642	$783	$605
Rhodium	$796	$577	$785	$649

Average market price per ounce (5)
Palladium	$256	$170	$249	$208
Platinum	$832	$646	$850	$654
Combined (6)	$382	$276	$380	$306

(5)	The company’s average realized price represents revenues (include the effect of contractual floor and ceiling prices) and hedging gains and losses realized on commodity instruments, but excluding contract discounts, all divided by total ounces sold. The average market price represents the average London PM Fix for palladium, platinum and combined prices and Johnson Matthey quotation for rhodium prices for the actual months of the period.

(6)	The company reports a combined average realized and market price of palladium and platinum based on actual sales of mine production ounces. Prior period amounts have been adjusted to conform with the current year presentation.

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

Key Factors (contined)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
(in thousands, except per ounce and per ton data)	(as revised)		(as revised)
Consolidated:
Total operating costs (Non-GAAP)	$33,805	$35,863	$69,401	$72,825
Total cash costs (Non-GAAP)	$38,930	$40,557	$81,048	$81,689
Total production costs (Non-GAAP)(4)	$53,933	$51,038	$111,137	$102,166
Divided by total ounces	148	145	295	291
Divided by total tons milled	313	320	642	631

Total operating cost per ounce (Non-GAAP)	$230	$248	$235	$251
Total cash cost per ounce (Non-GAAP)	$264	$281	$274	$281
Total production cost per ounce (Non-GAAP)(4)	$366	$354	$376	$352

Total operating cost per ton milled (Non-GAAP)	$108	$112	$108	$116
Total cash cost per ton milled (Non-GAAP)	$124	$127	$126	$130
Total production cost per ton milled (Non-GAAP)(4)	$172	$160	$173	$162

Reconciliation to consolidated cost of revenues:
Total operating costs (Non-GAAP)	$33,805	$35,863	$69,401	$72,825
Royalities, taxes and other	5,125	4,694	11,647	8,864

Total cash costs (Non-GAAP)	$38,930	$40,557	$81,048	$81,689
Asset retirement costs	93	84	182	167
Depreciation and amortization	14,910	10,397	29,907	20,310

Total production costs (Non-GAAP)(4)	$53,933	$51,038	$111,137	$102,166
Change in product inventory	(2,460)	5,598	9,589	10,827
Costs of secondary recycling	10,775	1,087	26,144	2,190
Secondary recycling depreciation	12	18	23	36
Add: Profit from secondary recycling	1,513	(3)	2,478	410
(Gain) or loss on sale of assets and other costs	—	(13)	(74)	(1)

Total consolidated cost of revenues	$63,773	$57,725	$149,297	$115,628

Stillwater Mine:
Total operating costs (Non-GAAP)	$22,639	$24,377	$47,310	$49,596
Total cash costs (Non-GAAP)	$26,061	$27,480	$55,118	$55,341
Total production costs (Non-GAAP)(4)	$35,212	$34,066	$73,466	$68,406
Divided by total ounces	109	105	214	215
Divided by total tons milled	197	200	407	406

Total operating cost per ounce (Non-GAAP)	$209	$233	$221	$230
Total cash cost per ounce (Non-GAAP)	$240	$262	$258	$257
Total production cost per ounce (Non-GAAP)(4)	$324	$325	$343	$318

Total operating cost per ton milled (Non-GAAP)	$115	$122	$116	$122
Total cash cost per ton milled (Non-GAAP)	$132	$138	$135	$136
Total production cost per ton milled (Non-GAAP)(4)	$178	$171	$180	$169

Key Factors (continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
(in thousands, except per ounce and per ton data)	(as revised)		(as revised)
Stillwater Mine continued:
Reconciliation to cost of revenues:
Total operating costs (Non-GAAP)	$22,639	$24,377	$47,310	$49,596
Royalties, taxes and other	3,422	3,103	7,808	5,745

Total cash costs (Non-GAAP)	$26,061	$27,480	$55,118	$55,341
Asset retirement costs	76	69	149	137
Depreciation and amortization	9,075	6,517	18,199	12,928

Total production costs (Non-GAAP)(4)	$35,212	$34,066	$73,466	$68,406
Change in product inventory	(11,439)	4,128	(9,302)	8,820
Add: Profit from secondary recycling	1,112	—	1,798	318
(Gain) or loss on sale of assets and other costs	—	(13)	(2)	(1)

Total cost of revenues	$24,885	$38,181	$65,960	$77,543

East Boulder Mine:
Total operating costs (Non-GAAP)	$11,166	$11,486	$22,091	$23,229
Total cash costs (Non-GAAP)	$12,869	$13,077	$25,930	$26,348
Total production costs (Non-GAAP) (4)	$18,721	$16,972	$37,671	$33,760
Divided by total ounces	39	40	81	76
Divided by total tons milled	116	120	235	225

Total operating cost per ounce (Non-GAAP)	$289	$290	$271	$308
Total cash cost per ounce (Non-GAAP)	$333	$330	$318	$350
Total production cost per ounce (Non-GAAP)(4)	$484	$428	$463	$448

Total operating cost per ton milled (Non-GAAP)	$96	$96	$94	$103
Total cash cost per ton milled (Non-GAAP)	$111	$109	$110	$117
Total production cost per ton milled (Non-GAAP)(4)	$162	$141	$160	$150

Reconciliation to cost of revenues:
Total operating costs (Non-GAAP)	$11,166	$11,486	$22,091	$23,229
Royalties, taxes and other	1,703	1,591	3,839	3,119

Total cash costs (Non-GAAP)	$12,869	$13,077	$25,930	$26,348
Asset retirement costs	17	15	33	30
Depreciation and amortization	5,835	3,880	11,708	7,382

Total production costs (Non-GAAP)(4)	$18,721	$16,972	$37,671	$33,760
Change in product inventory	(9,593)	1,470	(7,533)	2,007
Add: Profit from secondary recycling	401	(3)	680	92
(Gain) or loss on sale of assets and other costs	—	—	(72)	—

Total cost of revenues	$9,529	$18,439	$30,746	$35,859

Other PGM activities:
Reconciliation to cost of revenues:
Change in product inventory	$18,572	$—	$26,424	$—
Secondary recycling depreciation	12	18	23	36
Costs of secondary recycling	10,775	1,087	26,144	2,190

Total cost of revenues	$29,359	$1,105	$52,591	$2,226

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

     Cost of metals sold. Cost of metals sold was $48.9 million for the second quarter of 2004, as revised, compared to $47.3 million for the second quarter of 2003, a 3% increase.

     The cost of metal sold from mine production was $19.5 million in the second quarter of 2004, as revised, compared to $46.2 million in the same period of 2003, a 58% decrease. The decrease was primarily due to the 40% decrease in ounces sold and a decrease in the cost of metals sold per ounce. The decrease in ounces sold is primarily attributable to the shutdown of the smelter and base metals refinery for a period of five weeks for routine smelter re-bricking and other refurbishing.

     Total consolidated cash costs per ounce produced, a non-GAAP measure, in the second quarter of 2004 decreased $17 or 6% to $264 per ounce from $281 per ounce in the second quarter of 2003. The decrease was primarily due to a decrease in operating costs primarily related to higher by-product and secondary recycling credits at the Stillwater and East Boulder Mines, as a result of higher sales volumes and higher commodity prices.

     The cost of metals sold from secondary processing activates was $10.8 million in the second quarter of 2004, compared to $1.1 million in the second quarter of 2003. The increase was primarily due to the cost of acquiring and processing the increased ounces generated from the company’s long-term sourcing agreement for spent catalytic materials entered into during the fourth quarter of 2003.

     The cost of metals sold from palladium received in the Norilsk Nickel transaction and other activities was $18.6 million in the second quarter of 2004 primarily due to the sale of approximately 110,000 ounces of palladium at an average cost of $169 per ounce. There were no such sales in the second quarter of 2003.

     Depreciation and amortization. Depreciation and amortization was $14.9 million for the second quarter of 2004, as revised, compared to $10.4 million for the second quarter of 2003, a 43% increase. The increase was due to a change in the company’s method of amortizing capitalized mine development costs (see Note 2 to the company’s consolidated financial statements). As a result of the change, certain capitalized mine development costs are amortized over a shorter period, which results in higher amortization expense than the company has experienced in previous periods.

     Expenses. General and administrative expenses in the second quarter 2004 were $3.9 million, compared to $3.3 million during the second quarter of 2003. The increase is primarily due to higher costs associated with other PGM marketing activities.

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

     The $60.7 million, or 49%, increase is primarily due to: (1) a 21% increase in the average combined realized palladium and platinum prices from sales of mine production (see average realized price discussion below), (2) the sale of approximately 156,000 ounces of palladium inventory received from Norilsk Nickel transaction and (3) inclusion of secondary processing revenues as a result of the new auto-catalyst processing agreement. Sales from the palladium inventory contributed $40.1 million to revenue for the first half of 2004, while sales of 47,000 ounces from secondary reprocessing contributed $28.2 million to revenues for the same period.

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

     Cost of metals sold. Cost of metals sold was $119.4 million for the first half of 2004, as revised, compared to $95.3 million for the first half of 2003, a 25% increase.

     The cost of metal sold from mine production was $66.8 million in the first six months of 2004, as revised, compared to $93.1 million in the same period of 2003, a 28% decrease. The decrease was primarily due to the 21% decrease in ounces sold and a decrease in the cost of metals sold per ounce. The decrease in ounces sold is primarily attributable to the shutdown of the smelter and base metals refinery for a period of five weeks for routine smelter re-bricking and other refurbishing.

     Total consolidated cash costs per ounce produced, a non-GAAP measure, for the first half of 2004 decreased $7 or 2% to $274 per ounce from $281 per ounce in the first half of 2003. The decrease was primarily due to a decrease in operating costs primarily related to higher by-product and secondary recycling credits at the Stillwater and East Boulder Mines, as a result of higher sales volumes and higher commodity prices.

     The cost of metals sold from secondary processing activates was $26.1 million in the first six months of 2004, compared to $2.2 million in the first six months of 2003. The increase was primarily due to the cost of acquiring and processing the increased ounces generated from the company’s long-term sourcing agreement for spent catalytic materials entered into during the fourth quarter of 2003.

     The cost of metals sold from palladium received in the Norilsk Nickel transaction and other activities was $26.4 million in the first half of 2004 primarily due to the sale of approximately 156,000 ounces of palladium at an average cost of $169 per ounce. There were no such sales in the second quarter of 2003.

     Depreciation and amortization. Depreciation and amortization was $29.9 million for the first half of 2004, as revised, compared to $20.3 million for the first half of 2003, a 47% increase. The increase was due to a change in the company’s method of amortizing capitalized mine development costs (see Note 2 to the company’s consolidated financial statements). As a result of the change, certain capitalized mine development costs are amortized over a shorter period, which results in higher amortization expense than the company has experienced in previous periods.

     Expenses. General and administrative expenses increased $0.6 million, or 9%, in the first half of 2004 as compared to the same period of 2003. The increase of $0.6 million is primarily due to higher costs associated with other PGM marketing activities.

     Interest expense decreased period on period by $2.3 million primarily due to the repayment of the Term A facility near the end of the second quarter of 2003.

     Income Taxes. The company had no income tax provision or benefit for the six-months ended June 30, 2004, compared to an income tax provision of $9.7 million for the six-months ended June 30, 2003. The net tax provision for the first six months of 2003 includes a $14.0 million write-off of net operating loss carryforwards associated with the Norilsk Nickel transaction. The company has not recognized any income tax provision or benefit for the period ended June 30, 2004 as any changes in deferred tax liabilities and assets have been offset by changes in the valuation disposition allowance provided for the company’s net deferred tax assets (see Note 10).

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

Liquidity and Capital Resources

     The company’s operating capital at June 30, 2004, was $222.2 million compared to $154.7 million at December 31, 2003. The ratio of current assets to current liabilities was 4.2 at June 30, 2004, and 2.4 at December 31, 2003. The increase in operating capital resulted from the reclassification of part of the current portion of long-term debt back as a long-term obligation. With the receipt of 877,169 ounces of palladium as part of the Norilsk Nickel transaction in 2003, the company’s bank credit agreement was amended to require that 50% of the proceeds from the sale of that inventory be applied to prepay long-term debt. Absent an agreement for the liquidation of that inventory, the company reflected as a current liability the portion of long-term debt subject to repayment (based on the palladium value on the transaction date). During the first quarter of 2004 the company entered into sales agreement for the disposition of this inventory and the term of these sales agreements is two years, and as such a portion of the long-term debt secured by finished goods inventory at December 31, 2003 has been reclassified from a current liability to a long-term liability.

     For the quarter and six-months ended June 30, 2004, net cash provided by operations was $24.6 million and $39.7 million respectively, compared to $12.7 million and $36.0 million respectively, for the comparable periods of 2003. The increase in cash provided by operations of $11.9 million and $3.7 million respectively, was primarily driven by the following factors:

		Three months ended		Six months ended
		June 30,		June 30,
		2004	2003	2004	2003
		(as amended)		(as amended)
•	Total palladium and platinum ounces sold from mine production (oz)	90,000	151,000	240,000	304,000

•	Combined realized price per ounce of palladium and platinum from mine production	$491	$391	$486	$401

•	Total consolidated cash costs per ounce from mine production	$264	$281	$274	$281

•	Total palladium ounces sold from the inventory received in the Norilsk Nickel Transaction (palladium inventory)	110,000	—	156,000	—

•	Weighted average combined realized price per ounce from sales of palladium inventory	$253	$—	$257	$—

•	Total cost per ounce related to palladium inventory	$169	$—	$169	$—

•	General and administrative expense (000’s)	$3,925	$3,302	$7,649	$7,000

•	Norilsk Nickel transaction related costs (000’s)	$—	$3,043	$—	$3,043

•	Interest expense (000’s)	$3,360	$4,684	$7,261	$9,595

•	Source (use) of cash in net operating assets and/or liabilities (000’s)	$(5,471)	$7,074	$(14,547)	$21,174

Three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003

     Cash flows from the change in operating assets and liabilities resulted in a use of cash of $5.5 million compared to a source of cash of $7.1 million for the same period last year. The change in working capital is primarily related to an increase in inventory of $16.8 million attributed to an increase in finished goods inventory related to the re-bricking of the smelter furnace, offset in part by a decrease in metal sales receivables of $10.4 million, due to higher metal prices and inventory sales from palladium received from Norilsk Nickel.

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

Six-month period ended June 30, 2004 compared to six-month period ended June 30, 2003

     Cash flows from the change in operating assets and liabilities resulted in a use of cash of $14.5 million compared to a source of cash of $21.2 million for same period last year. This change in working capital is primarily related to an increase in metal sales receivables of $26.3 million, due to higher metal prices, and sales from palladium inventory received from Norilsk Nickel and by increases in inventory of $9.8 million attributed to an increase in finished goods inventory related to the re-bricking of the smelter furnace.

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

          Prior to 2004, the company amortized all such capitalized development costs at its mines over all proven and probable reserves at each mine. Following the asset impairment writedown at the end of 2003, the company revisited its assumptions and estimates for amortizing capitalized mine development costs. The company concluded to continue amortizing the cost of all of the mine development that had been placed in service through 2003 over all proven and probable reserves, because in management’s view these remaining unamortized costs related to infrastructure that would be used for the entire life of the mine. However, for development placed in service after 2003, the company concluded to use a shorter life, amortizing the cost of this new development over only the ore reserves in the immediate and relevant vicinity of the new development. This approach was reflected in the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

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

          This change in accounting method required the company to measure the effect of the change at January 1, 2004, as if the new method of amortization had been used in all prior periods. The credit for the cumulative effect of the change for all periods prior to 2004 of $ 6.0 million is shown as the “Cumulative Effect of Accounting Change” in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2004, as revised. Because the change in accounting method is effective from January 1, 2004, the company is not required to amend quarterly and annual reports prior to 2004. The effect of this change in accounting method was to reduce previously reported earnings for the three and six months ended June 30, 2004 by $3.0 million ($0.03 per share) and $4.8 million ($0.06 per share), including a charge of $3.0 million and $10.8 million attributable to additional amortization for the three and six months ended June 30, 2004 and a benefit of $6.0 million for the six months ended June 30, 2004 attributable to the cumulative effect adjustment on January 1, 2004.

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