Form 10-Q/A
period 2004-09-30
STILLWATER MINING CO /DE/
filed 2005-04-01
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

AMENDMENT No. 1 to FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _________

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

STILLWATER MINING COMPANY

AMENDMENT NO. 1 to FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2004

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(as revised -		(as revised -
	see Note 2)		see Note 2)
Revenues:

Mine production	$88,034	$58,398	$204,681	$179,928
Secondary processing	23,824	1,696	52,010	4,331
Sales of palladium received in Norilsk Nickel transaction and other	32,707	6,550	72,774	6,550

Total revenue	144,565	66,644	329,465	190,809

Costs and expenses:
Cost of metals sold:
Mine production	65,406	40,932	132,280	134,062
Secondary processing	22,062	1,489	48,206	3,679
Sales of palladium received in Norilsk Nickel transaction and other	28,313	6,727	54,737	6,727

Total costs of metals sold	115,781	49,148	235,223	144,468

Depreciation and amortization:
Mine production	13,635	10,063	43,541	30,372
Secondary processing	12	18	35	54

Total depreciation and amortization	13,647	10,081	43,576	30,426

Total costs of revenues	129,428	59,229	278,799	174,894

General and administrative	6,674	3,377	14,323	10,340
Loss on disposal of property, plant and equipment	2,017	—	1,942	—
Norilsk Nickel transaction related expenses	—	—	—	3,043

Total costs and expenses	138,119	62,606	295,064	188,277

Operating income	6,446	4,038	34,401	2,532

Other income (expense)
Interest income	488	136	1,159	315
Interest expense	(7,875)	(4,021)	(15,137)	(13,616)

Income (loss) before income taxes and cumulative effect of accounting change	(941)	153	20,423	(10,769)

Income tax (provision) benefit	(3)	(590)	(3)	3,702

Reduction of net operating loss deferred tax asset resulting from ownership change	—	(1,191)	—	(15,170)

Total income tax provision	(3)	(1,781)	(3)	(11,468)

Income (loss) before cumulative effect of accounting change	(944)	(1,628)	20,420	(22,237)
Cumulative effect of change in accounting for asset retirement obligations, net of $264 income tax benefit in 2003	—	—	6,035	(408)

Net income (loss)	$(944)	$(1,628)	$26,455	$(22,645)

Other comprehensive income, net of tax	(5,103)	390	(2,189)	742

Comprehensive income (loss)	$(6,047)	$(1,238)	$24,266	$(21,903)

See notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)
(in thousands, except per share amounts)
(Continued)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(as revised -		(as revised -
	see Note 2)		see Note 2)
BASIC AND DILUTED EARNINGS PER SHARE
Income (loss) before cumulative effect of accounting change	$(944)	$(1,628)	$20,420	$(22,237)
Cumulative effect of accounting change	—	—	6,035	(408)

Net income (loss)	$(944)	$(1,628)	$26,455	$(22,645)

Weighted average common shares outstanding
Basic	90,288	89,662	90,111	60,399
Diluted	90,288	89,662	90,372	60,399

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$(0.01)	$(0.02)	$0.22	$(0.36)
Cumulative effect of accounting change	—	—	0.07	(0.01)

Net income (loss)	$(0.01)	$(0.02)	$0.29	$(0.37)

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$(0.01)	$(0.02)	$0.22	$(0.36)
Cumulative effect of accounting change	—	—	0.07	(0.01)

Net income (loss)	$(0.01)	$(0.02)	$0.29	$(0.37)

See notes to consolidated financial statements.

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2004	2003
	(as revised -
	see Note 2)
ASSETS
Current assets
Cash and cash equivalents	$101,690	$47,511
Restricted cash equivalents	2,650	2,650
Inventories	169,282	202,485
Accounts receivable	18,521	3,777
Deferred income taxes	3,770	4,313
Other current assets	7,503	4,270

Total current assets	303,416	265,006

Property, plant and equipment, net	429,465	419,528
Other noncurrent assets	6,320	6,054

Total assets	$739,201	$690,588

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,508	$9,781
Accrued payroll and benefits	10,838	10,654
Property, production and franchise taxes payable	8,063	8,504
Current portion of long-term debt and capital lease obligations	1,990	1,935
Portion of debt repayable upon liquidation of finished palladium in inventory	15,421	74,106
Other current liabilities	6,796	5,290

Total current liabilities	55,616	110,270

Long-term debt and capital lease obligations	154,888	85,445
Deferred income taxes	3,770	4,313
Other noncurrent liabilities	15,088	11,263

Total liabilities	229,362	211,291

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 90,339,770 and 89,849,239 shares issued and outstanding	903	899
Paid-in capital	603,099	592,974
Accumulated deficit	(87,300)	(113,756)
Accumulated other comprehensive loss	(3,009)	(820)
Unearned compensation - restricted stock awards	(3,854)	—

Total stockholders’ equity	509,839	479,297

Total liabilities and stockholders’ equity	$739,201	$690,588

See notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30
	2004	2003	2004	2003
	(as revised -		(as revised -
	see Note 2)		see Note 2)
Cash flows from operating activities
Net income (loss)	$(944)	$(1,628)	$26,455	$(22,645)

Adjustments to reconcile net income to net cash provided by operating activities Depreciation and amortization	13,647	10,081	43,576	30,426
Deferred income taxes	—	2,034	—	11,685
Cumulative effect of change in accounting for asset retirement obligations	—	—	(6,035)	672
Stock issued under employee benefit plans	755	924	2,842	2,786
Amortization and write-off of debt issuance costs	4,258	273	4,700	2,789
Amortization of restricted stock compensation	412	—	686	670
Loss on disposal of property, plant and equipment	2,017	—	1,942	—

Changes in operating assets and liabilities:
Inventories	38,356	(478)	39,238	10,219
Accounts receivable	(730)	902	(14,744)	13,190
Accounts payable	1,415	(9,075)	2,727	(4,439)
Other	1,331	(2,281)	(1,115)	(8,594)

Net cash provided by operating activities	60,517	752	100,272	36,759

Cash flows from investing activities
Capital expenditures	(20,905)	(14,780)	(55,797)	(40,975)

Net cash used in investing activities	(20,905)	(14,780)	(55,797)	(40,975)

Cash flows from financing activities
Proceeds from long-term financing, net	140,000	—	140,000	—
Payments on long-term debt and capital lease obligations	(128,241)	(492)	(129,205)	(58,628)
Issuance of common stock, related to Norilsk Nickel transaction(1)	—	—	—	100,000
Stock issuance cost, related to Norilsk Nickel transaction	—	—	—	(9,716)
Issuance of common stock, net of stock issue costs	267	64	2,747	64
Payment for debt issuance costs	(3,756)	—	(3,838)	(1,606)

Net cash provided used in financing activities	8,270	(428)	9,704	30,114

Cash and cash equivalents
Net increase (decrease)	47,882	(14,456)	54,179	25,898
Balance at beginning of period	53,808	66,267	47,511	25,913

Balance at end of period	$101,690	$51,811	$101,690	$51,811

Non-cash Financing activities:
(1) Fair value of common stock issued	$—	$—	$—	$248,213
Inventory received in connection with the Norilsk Nickel transaction	—	—	—	(148,213)

Issuance of common stock, related to Norilsk Nickel transaction	$—	$—	$—	$100,000

See notes to consolidated financial statements.

EXPLANATORY NOTE

     This Amendment No. 1 to the Stillwater Mining Company (the company) Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2004, amends and supplements the Quarterly Report on Form 10-Q filed by the registrant with the Securities and Exchange Commission (SEC) on November 2, 2004 (the “Original Form 10-Q”). This Amendment No. 1 amends Part I, Item 1 – Financial Statements, to reflect a change in the company’s method of amortizing capitalized mine development costs, effective January 1, 2004. As a result of the change in accounting method the net income set forth in the Consolidated Statements of Operations and Comprehensive Income (Loss) was decreased approximately $5.3 million and $10.2 million for the three and nine months ended September 30, 2004, respectively. A discussion of the change in accounting method is set forth in Note 2 to the Consolidated Financial Statements included in this Amendment No. 1.

     This Amendment No. 1 reflects certain amounts that have been reclassified, including the 2003 amounts for revenues, cost of metals sold, and depreciation and amortization.

     The Amendment No. 1 does not reflect events that have occurred after November 2, 2004, the date the Quarterly Report on Form 10-Q was originally filed. Information with respect to those events has been or will be set forth, as appropriate, in the Company’s subsequent periodic filings, including its Quarterly Reports on Form 10-Q, as revised, and Current Reports on Form 8-K and Annual Report on Form 10-K. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

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

Note 2 – Change in Amortization Method for Mine Development Assets

     Prior to 2004, the company amortized all such capitalized development costs at its mines over all proven and probable reserves at each mine. Following the asset impairment write-down at the end of 2003, the company revisited its assumptions and estimates for amortizing capitalized mine development costs. The company concluded to continue amortizing the cost of all of the mine development that had been placed in service through 2003 over all proven and probable reserves, because in management’s view these remaining unamortized costs related to infrastructure that would be used for the entire life of the mine. However, for development placed in service after 2003, the company concluded to use a shorter life, amortizing the cost of this new development over only the ore reserves in the immediate and relevant vicinity of the new development. This approach was reflected in the company’s net income as previously reported in the company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

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

     The change in accounting method has been applied retroactively to January 1, 2004. The effect of this change in accounting method was to reduce previously reported earnings for the three and nine months ended September 30, 2004 by $5.3 million ($0.06 per share) and $10.2 million ($0.12 per share), including a charge of $5.3 million and $16.2 million attributable to additional amortization for the three and nine months ended September 30, 2004 and a benefit of $6.0 million for the nine months ended September 30, 2004 attributable to the cumulative effect adjustment on January 1, 2004.

     A summary of the aggregate effect of this change in method of amortizing capitalized mine development costs shown below:

	As of September 30, 2004
		As previously
Changes to the Consolidated Balance Sheet	As revised	reported
Inventories	$169,282	$167,530
Propery, plant and equipment, net	$429,465	$441,374
Total assets	$739,201	$749,358
Accumulated deficit	$(87,300)	$(77,143)
Total stockholders’ equity	$509,839	$519,996

	For the three-months ended September 30, 2004
Changes to the Consolidated Statement of Operations		As previously
and Comprehensive Income (Loss):	As revised	reported
Cost of metals sold	$115,781	$113,574
Depreciation and amortization	$13,647	$10,571
Total cost of revenues	$129,428	$124,145
Net income (loss)	$(944)	$4,365
Comprehensive income (loss)	$(6,047)	$(738)
Basic earnings (loss) per share	$(0.01)	$0.05
Diluted earnings (loss) per share	$(0.01)	$0.05

	For the nine-months ended September 30, 2004
Changes to the Consolidated Statement of Operations		As previously
and Comprehensive Income (Loss):	As revised	reported
Cost of metals sold	$235,223	$230,938
Depreciation and amortization	$43,576	$31,695
Total cost of revenues	$278,799	$262,633
Net income	$26,455	$36,613
Comprehensive income	$24,266	$34,424
Basic earnings per share	$0.29	$0.41
Diluted earnings per share	$0.29	$0.41

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
	(as revised		(as revised -
	- see Note 2)		see Note 2)
Net income (loss), as reported	$(944)	$(1,628)	$26,455	$(22,645)
Add: Stock based employee compensation expense included in reported net income (loss), net of tax	412	—	686	670
Deduct: Stock based compensation expense determined under fair value based method, net of tax	(602)	(176)	(1,206)	(1,681)

Pro forma net income (loss)	$(1,134)	$(1,804)	$25,935	$(23,656)

Earnings (loss) per share
Basic - as reported	$(0.01)	$(0.02)	$0.29	$(0.37)
Basic - pro forma	$(0.01)	$(0.02)	$0.29	$(0.39)
Diluted - as reported	$(0.01)	$(0.02)	$0.29	$(0.37)
Diluted - pro forma	$(0.01)	$(0.02)	$0.29	$(0.39)

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

     The company had commodity instruments relating to fixed forward metal sales and financially settled forwards outstanding during the first nine-months of 2004. The net unrealized loss on these instruments, $3.0 million at September 30, 2004, will be reflected in other comprehensive income until these instruments are settled. All commodity instruments outstanding at September 30, 2004 are expected to be settled within the next twenty-four months (see Note 9).

     The company’s interest rate swaps, which were accounted for as hedging instruments, matured on March 4, 2004 (see Note 9).

     The following summary sets forth the changes in other comprehensive loss accumulated in stockholders’ equity:

	Interest	Commodity
(in thousands)	Rate Swaps	Instruments	Total
Balance at December 31, 2003	$(269)	$(551)	$(820)
Reclassification to earnings	269	(115)	154
Change in value	—	(2,343)	(2,343)

Balance at September 30, 2004	$—	$(3,009)	$(3,009)

Note 5 – Inventories

     Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2004	2003
	(as revised -
	see Note 2)
Metals Inventory	$579	$661
Raw ore	$579	$661
Concentrate and in-process	18,588	17,393
Finished goods	139,162	173,715

	158,329	191,769
Materials and supplies	10,953	10,716

	$169,282	$202,485

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

Note 7 – Earnings per Share

     All stock options were antidilutive for the three months ending September 30, 2004 and 2003 because the company reported a net loss and inclusion of any of these options would have reduced the net loss per share amounts. Outstanding options to purchase 1,736,727 and 2,726,710 shares of common stock were excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2004 and 2003, respectively, because the effect would have been antidilutive using the treasury stock method.

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

     Until these contracts mature, any net change in the value of the hedging instrument is reflected in stockholders equity in accumulated other comprehensive income (AOCI). A net unrealized loss of $3.0 million on these hedging instruments existing at September 30, 2004, will be reflected in AOCI. When these instruments are settled, any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sales and will be recognized at that time in operating income. All commodity instruments outstanding at September 30, 2004 are expected to be settled within the next twenty-four months.

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

Amendment of Financial Statements

     The company revised its consolidated financial statements for the three and nine-months ended September 30, 2004 to reflect the change in its method of amortizing capitalized mine development costs and to add certain other disclosure. See Note 2 to the Consolidated Financial Statements for discussion of this change in the accounting method.

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

     In 1998, the company entered into three long-term sales contracts that commit most of the mines’ production through 2010. These contracts have floor prices (see Note 8) that, in the recent low price environment for palladium, have been of significant benefit in allowing the company to continue operating profitably. Unless extended or modified, as to which there can be no assurance, these contracts will all expire by 2010. At that time, the company could be fully exposed to market prices and the absence of these contracts after 2010 could negatively affect the company’s operating results.

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

     The company’s financial results for the nine-months ended September 30, 2004 improved compared to the same period in 2003. Earnings for the first nine months of 2004 totaled $26.5 million, as revised, compared to a loss of $22.6 million for the first nine-months of 2003. This improvement is largely due to increased realized prices and additional sales volume of PGMs during the first nine-months of 2004 as compared to the same period in 2003 offset by an increase in depreciation and amortization expense as a result of the company’s change in accounting method for amortizing capitalized mine development in 2004. The increase in sales volumes has resulted from sales in 2004 of palladium received in the Norilsk Nickel stock purchase transaction and from a new contract for secondary processing (i.e. recycling) of catalysts. The 2003 loss also included a one-time deferred tax adjustment related to the Norilsk Nickel transaction that reduced earnings by $15.2 million. Cash flow from operations increased to $100.3 million in the first nine months of 2004, up from $36.8 million in the first nine-months of 2003.

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

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(as revised)		(as revised)
OPERATING AND COST DATA FOR MINE PRODUCTION

Consolidated:
Ounces produced (000)
Palladium	93	113	321	337
Platinum	28	33	95	100

Total	121	146	416	437

Tons milled (000)	271	289	887	879
Mill head grade (ounce per ton)	0.49	0.55	0.51	0.54

Sub-grade tons milled (000) (1)	16	23	42	64
Sub-grade tons mill head grade (ounce per ton)	0.18	0.17	0.22	0.19

Total tons milled (000) (1)	287	312	929	943
Combined mill head grade (ounce per ton)	0.47	0.52	0.50	0.52
Total mill recovery (%)	90	91	91	91

Total operating costs per ounce (Non-GAAP) (2)	$293	$245	$252	$249
Total cash costs per ounce (Non-GAAP) (2), (3)	$354	$284	$297	$282
Total production costs per ounce (Non-GAAP) (2), (3), (4)	$468	$354	$403	$353

Total operating costs per ton milled (Non-GAAP) (2)	$123	$115	$113	$115
Total cash costs per ton milled (Non-GAAP) (2), (3)	$149	$133	$133	$131
Total production costs per ton milled (Non-GAAP) (2), (3), (4)	$197	$166	$180	$163

Stillwater Mine:
Ounces produced (000)
Palladium	61	82	225	247
Platinum	19	24	68	75

Total	80	106	293	322

Tons milled (000)	145	180	526	545
Mill head grade (ounce per ton)	0.58	0.63	0.59	0.63

Sub-grade tons milled (000) (1)	16	23	42	64
Sub-grade tons mill head grade (ounce per ton)	0.18	0.17	0.22	0.19

Total tons milled (000) (1)	161	203	568	609
Combined mill head grade (ounce per ton)	0.54	0.57	0.57	0.58
Total mill recovery (%)	92	92	92	91

Total operating costs per ounce (Non-GAAP) (2)	$281	$224	$237	$228
Total cash costs per ounce (Non-GAAP) (2), (3)	$341	$260	$280	$258
Total production costs per ounce (Non-GAAP) (2), (3), (4)	$437	$319	$369	$318

Total operating costs per ton milled (Non-GAAP) (2)	$138	$117	$123	$121
Total cash costs per ton milled (Non-GAAP) (2), (3)	$168	$136	$145	$136
Total production costs per ton milled (Non-GAAP) (2), (3), (4)	$216	$167	$190	$168

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(as revised)		(as revised)
OPERATING AND COST DATA FOR MINE PRODUCTION (Continued)

East Boulder Mine:
Ounces produced (000)
Palladium	32	31	96	90
Platinum	9	9	27	25

Total	41	40	123	115

Tons milled (000)	126	109	361	334
Mill head grade (ounce per ton)	0.38	0.42	0.39	0.39

Sub-grade tons milled (000) (1)	—	—	—	—
Sub-grade tons mill head grade (ounce per ton)	—	—	—	—

Total tons milled (000) (1)	126	109	361	334
Combined mill head grade (ounce per ton)	0.38	0.42	0.39	0.39
Total mill recovery (%)	87	88	88	89

Total operating costs per ounce (Non-GAAP) (2)	$317	$302	$287	$306
Total cash costs per ounce (Non-GAAP) (2), (3)	$378	$351	$339	$350
Total production costs per ounce (Non-GAAP) (2), (3), (4)	$525	$449	$484	$448

Total operating costs per ton milled (Non-GAAP) (2)	$104	$110	$98	$106
Total cash costs per ton milled (Non-GAAP) (2), (3)	$125	$128	$115	$120
Total production costs per ton milled (Non-GAAP) (2), (3), (4)	$173	$163	$165	$154

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

(3) Operating cost per ton, operating cost per ounce, cash cost per ton, cash cost per ounce, production cost per ton and production cost per ounce represent non-U.S. Generally Accepted Accounting Principles (GAAP) measurements that management uses to monitor and evaluate the performance efficiency of its mining operations. Management believes cash costs per ounce and per ton provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as provide a meaningful basis to compare our results with those of other mining companies and other operating mining properties. See table “Reconciliation of Non-GAAP measures to cost of revenues” and accompanying discussion

(4) A summary of the aggregate effect of the change in the accounting method (see Note2 to the consolidated financial statements) is shown below:

	Three months ended		Nine months ended
	September 30, 2004		September 30, 2004
		As previously		As previously
	As revised	reported	As revised	reported
Consolidated:
Total production costs	$56,460	$53,377	$167,596	$155,716
Total production cost per ounce	$468	$442	$403	$374
Total production cost per ton milled	$197	$186	$180	$168

Stillwater Mine:
Total production costs	$34,694	$33,905	$108,159	$102,926
Total production cost per ounce	$437	$428	$369	$351
Total production cost per ton milled	$216	$211	190	181

East Boulder Mine:
Total production costs	$21,766	$19,472	$59,437	$52,790
Total production cost per ounce	$525	$470	$484	$430
Total production cost per ton milled	$173	$155	$165	$146

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
SALES AND PRICE DATA

Ounces sold (000)
Mine Production:
Palladium	140	112	329	348
Platinum	44	32	96	99

Total	184	144	425	447

Other PGM activities:
Palladium	121	1	292	2
Platinum	24	11	51	13
Rhodium	10	—	14	—

Total	155	12	357	15

Total ounces sold	339	156	782	462

Average realized price per ounce (5)
Mine Production:
Palladium	$372	$353	$377	$353
Platinum	$821	$590	$844	$578
Combined (6)	$479	$405	$483	$402

Other PGM activities:
Palladium	$219	$173	$241	$228
Platinum	$839	$662	$809	$655
Rhodium	$1,013	$479	$944	$556

Average market price per ounce (5)
Palladium	$216	$189	$237	$201
Platinum	$835	$693	$845	$667
Combined (6)	$363	$306	$375	$309

(5)	The company’s average realized price represents revenues, including the effect of contractual floor and ceiling prices and hedging gains and losses realized on commodity instruments, but excluding contract discounts, all divided by total ounces sold. The average market price represents the average monthly London PM Fix for palladium, platinum and combined prices and Johnson Matthey quotation for rhodium prices for the actual months of the period.

(6)	The company reports a combined average realized and market price of palladium and platinum based on actual sales of mine production ounces. Prior period amounts have been adjusted to conform to the current year presentation.

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

Key Factors (contined)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per ounce and per ton data)	2004	2003	2004	2003
	(as revised)		(as revised)
Consolidated:
Total operating costs (Non-GAAP)	$35,386	$35,842	$104,788	$108,667
Total cash costs (Non-GAAP)	$42,731	$41,582	$123,778	$123,271
Total production costs (Non-GAAP)(4)	$56,460	$51,732	$167,596	$153,897
Divided by total ounces	121	146	416	437
Divided by total tons milled	287	312	929	943
Total operating cost per ounce (Non-GAAP)	$293	$245	$252	$249
Total cash cost per ounce (Non-GAAP)	$354	$284	$297	$282
Total production cost per ounce (Non-GAAP)(4)	$468	$354	$403	$353
Total operating cost per ton milled (Non-GAAP)	$123	$115	$113	$115
Total cash cost per ton milled (Non-GAAP)	$149	$133	$133	$131
Total production cost per ton milled (Non-GAAP)(4)	$197	$166	$180	$163
Reconciliation to consolidated cost of revenues:
Total operating costs (Non-GAAP)	$35,386	$35,842	$104,788	$108,667
Royalities, taxes and other	7,345	5,740	18,990	14,604

Total cash costs (Non-GAAP)	$42,731	$41,582	$123,778	$123,271
Asset retirement costs	94	87	277	254
Depreciation and amortization	13,635	10,063	43,541	30,372

Total production costs (Non-GAAP) (4)	$56,460	$51,732	$167,596	$153,897
Change in product inventory	48,829	5,732	58,420	16,559
Costs of secondary recycling	22,062	1,489	48,206	3,679
Secondary recycling depreciation	12	18	35	54
Add: Profit from secondary recycling	2,065	189	4,542	599
(Gain) or loss on sale of assets and other costs	—	69	—	106

Total consolidated cost of revenues	$129,428	$59,229	$278,799	$174,894

Stillwater Mine:
Total operating costs (Non-GAAP)	$22,263	$23,862	$69,574	$73,458
Total cash costs (Non-GAAP)	$27,064	$27,669	$82,182	$83,010
Total production costs (Non-GAAP)(4)	$34,694	$33,935	$108,159	$102,340
Divided by total ounces	80	106	293	322
Divided by total tons milled	161	203	568	609
Total operating cost per ounce (Non-GAAP)	$281	$224	$237	$228
Total cash cost per ounce (Non-GAAP)	$341	$260	$280	$258
Total production cost per ounce (Non-GAAP)(4)	$437	$319	$369	$318
Total operating cost per ton milled (Non-GAAP)	$138	$117	$123	$121
Total cash cost per ton milled (Non-GAAP)	$168	$136	$145	$136
Total production cost per ton milled (Non-GAAP)(4)	$216	$167	$190	$168

Key Factors (contined)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per ounce and per ton data)	2004	2003	2004	2003
	(as revised)		(as revised)
Stillwater Mine (continued):
Reconciliation to cost of revenues:
Total operating costs (Non-GAAP)	$22,263	$23,862	$69,574	$73,458
Royalities, taxes and other	4,801	3,807	12,608	9,552

Total cash costs (Non-GAAP)	$27,064	$27,669	$82,182	$83,010
Asset retirement costs	77	71	227	208
Depreciation and amortization (4)	7,553	6,195	25,750	19,122

Total production costs (Non-GAAP)	$34,694	$33,935	$108,159	$102,340
Change in product inventory	11,735	(100)	2,435	8,720
Add: Profit from secondary recycling	1,351	137	3,149	455
(Gain) or loss on sale of assets and other costs	—	52	—	79

Total cost of revenues	$47,780	$34,024	$113,743	$111,594

East Boulder Mine:
Total operating costs (Non-GAAP)	$13,123	$11,980	$35,214	$35,209
Total cash costs (Non-GAAP)	$15,667	$13,913	$41,596	$40,261
Total production costs (Non-GAAP)(4)	$21,766	$17,797	$59,437	$51,557
Divided by total ounces	41	40	123	115
Divided by total tons milled	126	109	361	334
Total operating cost per ounce (Non-GAAP)	$317	$302	$287	$306
Total cash cost per ounce (Non-GAAP)	$378	$351	$339	$350
Total production cost per ounce (Non-GAAP)(4)	$525	$449	$484	$448
Total operating cost per ton milled (Non-GAAP)	$104	$110	$98	$106
Total cash cost per ton milled (Non-GAAP)	$125	$128	$115	$120
Total production cost per ton milled (Non-GAAP)(4)	$173	$163	$165	$154
Reconciliation to cost of revenues:
Total operating costs (Non-GAAP)	$13,123	$11,980	$35,214	$35,209
Royalities, taxes and other	2,544	1,933	6,382	5,052

Total cash costs (Non-GAAP)	$15,667	$13,913	$41,596	$40,261
Asset retirement costs	17	16	50	46
Depreciation and amortization	6,082	3,868	17,791	11,250

Total production costs (Non-GAAP) (4)	$21,766	$17,797	$59,437	$51,557
Change in product inventory	8,781	(895)	1,248	1,112
Add: Profit from secondary recycling	714	52	1,393	144
(Gain) or loss on sale of assets and other costs	—	17	—	27

Total consolidated cost of revenues	$31,261	$16,971	$62,078	$52,840

Other PGM activities:
Reconciliation to cost of revenues:
Change in product inventory	$28,313	$6,727	$54,737	$6,727
Secondary recycling depreciation	12	18	35	54
Costs of secondary recycling	22,062	1,489	48,206	3,679

Total cost of revenues	$50,387	$8,234	$102,978	$10,460

Results of Operations

     The company reported net loss of $0.9 million for the third quarter of 2004 on revenue of $144.6 million, compared to a net loss of $1.6 million for the third quarter of 2003 on revenue of $66.6 million. The 2004 third-quarter results reflect higher revenues as a result of the sale of mine production that was stockpiled due to the smelter re-bricking during the second quarter, higher realized PGM prices, sales from the palladium inventory received in the Norilsk Nickel transaction and contractual sourcing and sale of platinum and rhodium; offset by increased depreciation and amortization expense due to the change in accounting method (see Note 2 to the company’s consolidated financial statements). Included in the 2004 third quarter results is the effect of ten days’ lost production from the strike at the Stillwater Mine and Columbus metal processing facilities and $2.4 million of costs directly associated with the strike and its settlement, a charge of $5.2 million in conjunction with refinancing the company’s previous credit facility, and a charge of $2.1 million, related to the buyout of the lease on a tunnel boring machine at the East Boulder Mine. The 2003 third quarter results include a non-cash charge for income tax of $1.2 million relating to a portion of the Company’s tax losses, which could not be utilized as a result of the ownership change from the issuance of shares to Norilsk Nickel.

     For the first nine months of 2004, the Company reported net income of $26.5 million, on revenue of $329.5 million compared to a net loss of $22.6 million on revenue of $190.8 million for the first nine months of 2003. The 2004 results include the effect of ten days’ lost production due to a strike at the Stillwater Mine and Columbus metal processing facilities and $2.4 million of costs directly associated with the strike and its settlement, a charge of $5.2 million related to the refinancing of the Company’s previous credit facility, a charge of $2.1 million related to the buyout of the lease on a tunnel boring machine at the East Boulder Mine and an increase in depreciation and amortization due to the change in accounting method (see Note 2 to the company’s consolidated financial statements). The 2003 results included certain charges related to the issuance of shares to Norilsk Nickel, the Company’s largest stockholder. These charges were a $15.2 million non-cash charge to deferred income tax relating to tax loss carryforwards which no longer can be utilized, and $3.0 million of transaction costs charged to income.

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

     Cost of metals sold. Cost of metals sold was $115.8 million for the third quarter of 2004, as revised, compared to $49.1 million for the third quarter of 2003, a 136% increase.

     The cost of metals sold from mine production was $65.4 million for the third quarter of 2004, as revised, compared to $40.9 million for the third quarter of 2003, a 60% increase. The increase was primarily due to the 28% increase in ounces sold and an increase in the cost of metals sold per ounce. The increase in ounces sold is primarily attributable to the processing and sale of mine production stockpiles in the third quarter of 2004 that were built up during the shutdown of the smelter and base metals refinery during the second quarter of 2004.

     Total consolidated cash costs per ounce produced, a non-GAAP measure, in the third quarter of 2004 increased $70 or 25% to $354 per ounce from $284 per ounce in the third quarter of 2003. The increase was primarily attributed to decreased production at the Stillwater Mine due to the union strike, a 5% decrease in mill head grade realized and an increase in royalties and production taxes due to the higher PGM prices during the third quarter of 2004.

     The cost of metals sold from secondary processing activates was $22.1 million in the third quarter of 2004, compared to $1.5 million in the third quarter of 2003. The increase was primarily due to the cost of acquiring and processing the increased ounces generated from the company’s long-term sourcing agreement for spent catalytic materials entered into during the fourth quarter of 2003.

     The cost of metals sold from palladium received in the Norilsk Nickel transaction and other activities was $28.3 million in the third quarter of 2004 primarily due to the sale of approximately 110,000 ounces of palladium at an average cost of $169 per ounce. There were no sales of palladium received in the Norilsk Nickel transaction in the third quarter of 2003.

     Depreciation and amortization. Depreciation and amortization was $13.6 million for the third quarter of 2004, as revised, compared to $10.1 million for the third quarter of 2003, a 35% increase. The increase was due to a change in the company’s method of amortizing capitalized mine development costs (see Note 2 to the company’s consolidated financial statements). As a result of the change, certain capitalized mine development costs are amortized over a shorter period, which results in higher amortization expense than the company has experienced in previous periods.

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

     Revenues. For the first nine-months of 2004 revenues were $329.5 million compared to $190.8 million for the first nine-months of 2003. The following discussion covers key factors contributing to the increase in revenues:

	Revenues and PGM ounces Sold

	Nine months ended			Percentage
	September 30,		Increase/	Increase/
(in thousands)	2004	2003	(Decrease)	(Decrease)
Revenues	$329,465	$190,809	$138,656	73%

Mine Production Ounces Sold:
Palladium	329	348	(19)	(5%)
Platinum	96	99	(3)	(3%)

Total	425	447	(22)	(5%)

Other PGM Activities Ounces Sold:
Palladium	292	2	290	N.M.
Platinum	51	13	38	N.M.
Rhodium	14	—	14	N.M.

Total	357	15	342	N.M.

Total Ounces Sold	782	462	320	69%
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

     Cost of metals sold. Cost of metals sold was $235.2 million for the first nine months of 2004, as revised, compared to $144.5 million for the first nine months of 2003, a 63% increase.

     The cost of metal sold from mine production was $132.3 million in the first nine months of 2004, as revised, compared to $134.1 million in the same period of 2003, a 1% decrease. The decrease was primarily due to the 5% decrease in ounces sold offset by an increase in the cost of metals sold per ounce. The decrease in ounces sold is primarily attributable to a decrease in mill head grade realized and lost production from the union strike during the third quarter of 2004.

     Total consolidated cash costs per ounce produced, a non-GAAP measure, for the first nine months of 2004 increased $15 or 5% to $297 per ounce from $282 per ounce for the same period of 2003. The increase was primarily attributed to decreased production at the Stillwater Mine due to the union strike, a 2% decrease in mill head grade realized and an increase in royalties and production taxes due to the higher PGM prices during the third quarter of 2004. The increase was partially offset by a decrease in operating costs per ounce at the East Boulder Mine as a result of higher production.

     The cost of metals sold from secondary processing activates was $48.2 million in the first nine months of 2004, compared to $3.7 million in the first nine months of 2003. The increase was primarily due to the cost of acquiring and processing the increased ounces generated from the company’s long-term sourcing agreement for spent catalytic materials entered into during the fourth quarter of 2003.

     The cost of metals sold from palladium received in the Norilsk Nickel transaction and other activities was $54.7 million in the first nine months of 2004 primarily due to the sale of approximately 266,000 ounces of palladium at an average cost of $169 per ounce. There were no sales of palladium received in the Norilsk Nickel transaction in the first nine months of 2003.

     Depreciation and amortization. Depreciation and amortization was $43.6 million for the first nine months of 2004, as revised, compared to $30.4 million for the same period of 2003, a 43% increase. The increase was due to a change in the company’s method of amortizing capitalized mine development costs (see Note 2 to the company’s consolidated financial statements). As a result of the change, certain capitalized mine development costs are amortized over a shorter period, which results in higher amortization expense than the company has experienced in previous periods.

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

Liquidity and Capital Resources

     The company’s net working capital at September 30, 2004, was $247.8 million compared to $154.7 million at December 31, 2003. The ratio of current assets to current liabilities was 5.5 at September 30, 2004, and 2.4 at December 31, 2003. The increase in net working capital resulted primarily from an increase in the company’s cash balance and from adjusting the current portion of long-term debt to reflect the provisions of the new credit facility and the contracts for sale of the palladium received in the Norilsk Nickel transaction. With the receipt of 877,169 ounces of palladium as part of the Norilsk Nickel transaction in 2003, the company’s previous credit facility was amended to require that 50% of the proceeds from the sale of that inventory be applied to prepay long-term debt. The company’s new credit facility provides that only 25% of the proceeds from the sale of that inventory be offered to prepay long-term debt. Absent an agreement for the liquidation of that inventory, at September 30, 2003, the company reflected as a current liability the portion of long-term debt subject to repayment (based on the palladium value on the transaction date) under the terms of the previous credit facility. During the first quarter of 2004 the company entered into sales agreements for the disposition of this inventory. The term of these sales agreements is two years, and as such only the portion of the long-term debt expected to be repaid during the next twelve months, contingent upon liquidation of the palladium inventory, is reflected as a current liability. The company’s new credit facility exempts the company from offering prepayments related to these sales of palladium received in the Norilsk Nickel transaction until a certain cumulative level of palladium sales is met. As of September 30, 2004, the company has not offered, and has not been required to offer prepayment on its new credit facility in connection with the sales of palladium received in the Norilsk Nickel transaction. The company projects that such prepayments will begin in December of 2004.

     For the quarter and nine-months ended September 30, 2004, net cash provided by operating activities was $60.5 million and $100.3 million respectively, compared to $0.8 million and $36.8 million respectively, for the comparable periods of 2003. The increase in cash provided by operations of $59.7 million and $63.5 million respectively, was primarily driven by the following factors:

	Three months ended		Nine months ended
	September 30		September 30
in thousands	2004	2003	2004	2003
	(as amended)		(as amended)
Ounces sold multiplied by respective realized price	$144,969	$65,871	$329,904	$189,037
Cash costs	(42,712)	(41,582)	(123,772)	(123,271)
Change in product inventory included in cost of revenues	(48,829)	(5,723)	(58,420)	(16,558)
Cost of secondary recycling	(22,062)	(1,489)	(48,206)	(3,679)
General and administrative expenses	(6,674)	(3,377)	(14,322)	(10,340)
Interest expense	(7,875)	(4,021)	(15,137)	(13,616)
Source (use) of cash from changes in operating assets and liablilites	40,372	(10,932)	26,106	10,376
Other	3,328	2,005	4,119	4,810

Net cash provided by operating activities	$60,517	$752	$100,272	$36,759

Three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003

     Cash flows from the change in operating assets and liabilities resulted in a source of cash of $40.4 million compared to a use of cash of $10.9 million for the same period last year. The change in working capital is primarily related to a decrease in inventory of $38.4 million attributed to the processing and sale during the third quarter of inventory that was stockpiled during the smelter rebricking and sale of palladium received in the Norilsk Nickel transaction.

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

Nine-month period ended September 30, 2004 compared to nine-month period ended September 30, 2003

     Cash flows from the change in operating assets and liabilities resulted in a source of cash of $26.1 million compared to $10.4 million for same period last year. This change in working capital is primarily related to a $39.2 million decrease in inventory levels attributed to the sale of a portion of the palladium inventory received from Norilsk Nickel, offset by an increase in metal sales receivables of $14.7 million due to the increased volume of catalyst recycling, sales from the palladium inventory received in the Norilsk Nickel transaction, and higher average prices for PGMs in 2004.

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

     Prior to 2004, the company amortized all such capitalized development costs at its mines over all proven and probable reserves at each mine. Following the asset impairment writedown at the end of 2003, the company revisited its assumptions and estimates for amortizing capitalized mine development costs. The company concluded to continue amortizing the cost of all of the mine development that had been placed in service through 2003 over all proven and probable reserves, because in management’s view these remaining unamortized costs related to infrastructure that would be used for the entire life of the mine. However, for development placed in service after

2003, the company concluded to use a shorter life, amortizing the cost of this new development over only the ore reserves in the immediate and relevant vicinity of the new development. This approach was reflected in the company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

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

     This change in accounting method required the company to measure the effect of the change at January 1, 2004, as if the new method of amortization had been used in all prior periods. The credit for the cumulative effect of the change for all periods prior to 2004 of $ 6.0 million is shown as the “Cumulative Effect of Accounting Change” in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2004, as revised. Because the change in accounting method is effective from January 1, 2004, the company is not required to amend quarterly and annual reports prior to 2004. The effect of this change in accounting method was to reduce previously reported earnings for the three and nine months ended September 30, 2004 by $5.3 million ($0.06 per share) and $10.2 million ($0.12 per share), including a charge of $5.3 million and $16.2 million attributable to additional amortization for the three and nine months ended September 30, 2004 and a benefit of $6.0 million for the nine months ended September 30, 2004 attributable to the cumulative effect adjustment on January 1, 2004.

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

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at September 30, 2004 for the portion of the company’s net deferred tax assets, which, more likely than not, will not be realized. Based on the company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the company could owe income taxes prospectively on the resulting higher than projected taxable income (see Note 10).

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