Form 10-Q
period 2005-03-31
STILLWATER MINING CO /DE/
filed 2005-05-05
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___

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

At April 29 the Company had outstanding 90,584,124 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2005	2004
Revenues:
Mine production	$64,189	$72,302
Secondary processing	25,109	16,160
Sales of palladium received in the Norilsk Nickel transaction and other	38,106	12,231

Total revenues	127,404	100,693
Costs and expenses:
Cost of metals sold:
Mine production	42,316	47,294
Secondary processing	23,465	15,369
Sales of palladium received in Norilsk Nickel transaction and other	35,244	7,852

Total cost of metals sold	101,025	70,515
Depreciation and amortization:
Mine production	20,846	14,997
Secondary processing	13	11

Total depreciation and amortization	20,859	15,008

Total costs of revenues	121,884	85,523
General and administrative	4,940	3,724

Total costs and expenses	126,824	89,247
Operating income	580	11,446
Other income (expense)
Interest income	1,014	284
Interest expense	(2,802)	(3,900)

Income (loss) before income taxes and cumulative effect of accounting change	(1,208)	7,830
Income tax provision (see Note 10)	(3)	—

Income (loss) before cumulative effect of change in accounting	(1,211)	7,830
Cumulative effect of change in accounting	—	6,035

Net income (loss)	$(1,211)	$13,865

Other comprehensive income (loss)	261	(483)

Comprehensive income (loss)	$(950)	$13,382

See notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	Three months ended
(Continued)	March 31,
	2005	2004
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of change in accounting	$(1,211)	$7,830
Cumulative effect of change in accounting	—	6,035

Net income (loss)	$(1,211)	$13,865

Weighted average common shares outstanding
Basic	90,491	89,898
Diluted	90,491	90,169
Basic earnings (loss) per share
Income (loss) before cumulative effect of change in accounting	$(0.01)	$0.08
Cumulative effect of accounting change	—	0.07

Net income (loss)	$(0.01)	$0.15

Diluted earnings (loss) per share
Income (loss) before cumulative effect of change in accounting	$(0.01)	$0.08
Cumulative effect of accounting change	—	0.07

Net income (loss)	$(0.01)	$0.15

See notes to consolidated financial statements

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$118,389	$96,052
Restricted cash	2,680	2,650
Investments	18,230	13,150
Inventories	138,530	159,942
Accounts receivable	19,186	18,186
Deferred income taxes	5,065	6,247
Other current assets	7,642	7,428

Total current assets	309,722	303,655

Property, plant and equipment, net	431,414	434,924
Other noncurrent assets	5,969	6,139

Total assets	$747,105	$744,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,528	$15,029
Accrued payroll and benefits	16,595	13,395
Property, production and franchise taxes payable	7,894	9,183
Current portion of long-term debt and capital lease obligations	1,993	1,986
Portion of debt repayable upon liquidation of finished palladium in inventory	19,546	19,076
Fair value of derivative instruments	4,704	4,965
Other current liabilities	4,010	3,604

Total current liabilities	69,270	67,238
Long-term debt and capital lease obligations	142,102	143,028
Deferred income taxes	5,065	6,247
Other noncurrent liabilities	17,365	15,476

Total liabilities	233,802	231,989

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 90,538,185 and 90,433,665 shares issued and outstanding	905	904
Paid-in capital	605,328	604,177
Accumulated deficit	(85,129)	(83,918)
Accumulated other comprehensive loss	(4,704)	(4,965)
Unearned compensation — restricted stock awards	(3,097)	(3,469)

Total stockholders’ equity	513,303	512,729

Total liabilities and stockholders’ equity	$747,105	$744,718

See notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(1,211)	$13,865
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,859	15,008
Cumulative effect of change in accounting	—	(6,035)
Stock issued under employee benefit plans	1,127	1,058
Amortization of debt issuance costs	155	283
Share-based compensation	389	—
Changes in operating assets and liabilities:
Inventories	21,412	11,994
Accounts receivable	(1,000)	(22,599)
Accounts payable	(501)	(192)
Other	4,099	1,716

Net cash provided by operating activities	45,329	15,098

Cash flows from investing activities
Capital expenditures	(17,467)	(14,574)
Purchases of investments	(16,230)	(6,750)
Proceeds from sale of investments	11,150	7,200

Net cash used in investing activities	(22,547)	(14,124)

Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(453)	(447)
Issuance of common stock, net of stock issue costs	8	43

Net cash used in financing activities	(445)	(404)

Cash and cash equivalents
Net increase	22,337	570
Balance at beginning of period	96,052	35,661

Balance at end of period	$118,389	$36,231

See notes to consolidated financial statements

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Stillwater Mining Company (the “Company”) as of March 31, 2005 and the results of its operations and its cash flows for the three-month period ended March 31, 2005 and 2004. Certain prior-period amounts in the consolidated statements of cash flows related to cash equivalents and investments have been reclassified to conform with the current period’s presentation. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

Note 2 — Share-Based Payments

     Prior to 2005, the Company elected to account for stock options and other stock-based compensation awards using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, because stock options were granted at fair market value, no compensation expense had been recognized for stock options issued under the Company’s stock option plans. The Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation.

     Effective January 1, 2005, the Company elected early adoption of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and determined on a fair-value-based measurement method. The fair values for stock options and other stock-based compensation awards issued to employees are estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

Three months ended March 31,	2005	2004
Weighted average expected lives (years)	3.7	3.8
Average interest rate	3.7%	2.5%
Volatility	62%	63%
Dividend yield	–	–

     The Company has elected to use the modified version of prospective application allowable under the transition provisions of SFAS
No. 123(R). Using this modified transition method, compensation cost is recognized for (1) all awards granted, modified, cancelled, or repurchased after the date of adoption and (2) the unvested portion of previously granted awards for which the requisite service has not yet been rendered as of the date of adoption, based on the fair value of those awards on the grant-date. The compensation cost was approximately $95,000 for the three months ended March 31, 2005.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123(R) for awards granted in prior periods and has been determined as if the Company had accounted for its stock options and other stock-based compensation awards under the fair value method of SFAS No. 123(R). Had the Company accounted for its stock options and other stock-based compensation awards under the fair value method in prior periods, the results would have been:

	Three months ended
(in thousands except per share data)	March 31,
	2005	2004
Net income (loss), as reported	$(1,211)	$13,865
Add: Stock based employee compensation expense included in reported net income (loss), net of tax	—	—
Deduct: Stock based compensation expense determined under fair value based method, net of tax	—	(158)

Pro forma net income (loss)	$(1,211)	$13,707

Earnings (loss) per share
Basic — as reported	$(0.01)	$0.15
Basic — pro forma	$(0.01)	$0.15
Diluted — as reported	$(0.01)	$0.15
Diluted — pro forma	$(0.01)	$0.15

Note 3 — Change in Amortization Method for Mine Development Assets

     Effective January 1, 2004, the Company changed its accounting method for amortizing capitalized mine development costs. These mine development costs include initial costs incurred to gain primary access to the ore reserves, plus ongoing development costs of footwall laterals and ramps driven parallel to the reef that are used to access and provide support for the mining stopes in the reef.

     Prior to 2004, the Company amortized all such capitalized development costs at its mines over all proven and probable reserves at each mine. Following the asset impairment write-down at the end of 2003, the Company revisited its assumptions and estimates for amortizing capitalized mine development costs. As a result, the Company determined it would change its method of accounting for development costs as follows:

•	Unamortized costs of the shaft at the Stillwater Mine and the initial development at the East Boulder Mine will continue to be treated as life-of-mine infrastructure costs, to be amortized over total proven and probable reserves at each location; and

•	All ongoing development costs of footwall laterals and ramps, including similar development costs incurred before 2004, are to be amortized over the ore reserves in the immediate and relevant vicinity of the development.

     The effect of this change in accounting method is included in the reported amounts for the comparative three months ended March 31, 2004 including a cumulative effect benefit of approximately $6.0 million.

Note 4 — Comprehensive Income

     Comprehensive income consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income. As of March 31, 2005, such items consist of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities.

     The Company had commodity instruments relating to fixed forward metal sales and financially settled forwards outstanding during the first quarter of 2005. The net unrealized loss on these instruments, $4.7 million at March 31, 2005, will be reflected in other comprehensive income until these instruments are settled. All commodity instruments outstanding at March 31, 2005 are expected to be settled within the next twenty-two months (see Note 9).

     The Company’s interest rate swaps, which were accounted for as hedging instruments, matured on March 4, 2004

(see Note 9).

     The following summary sets forth the changes in accumulated other comprehensive loss in stockholders’ equity:

(in thousands)	Interest	Commodity
Three months ended March 31, 2005	Rate Swaps	Instruments	Total

Balance at December 31, 2004	$—	$(4,965)	$(4,965)
Reclassification to earnings	—	1,099	1,099
Change in value	—	(838)	(838)

Balance at March 31, 2005	$—	$(4,704)	$(4,704)

(in thousands)	Interest	Commodity
Three months ended March 31, 2004	Rate Swaps	Instruments	Total

Balance at December 31, 2003	$(269)	$(551)	$(820)
Reclassification to earnings	269	—	269
Change in value	—	(752)	(752)

Balance at March 31, 2004	$—	$(1,303)	$(1,303)

Note 5 — Inventories

     Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2005	2004
Metals Inventory
Raw ore	$1,679	$672
Concentrate and in-process	19,992	20,512
Finished goods	38,623	42,777
Palladium inventory from Norilsk Nickel transaction	66,312	84,835

	126,606	148,796
Materials and supplies	11,924	11,146

	$138,530	$159,942

Note 6 — Long-Term Debt

Credit Agreement

     On August 3, 2004, the Company entered into a $180 million credit facility with a syndicate of financial institutions. The credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 325 basis points, or 5.94% at March 31, 2005) and a $40 million five-year revolving credit facility bearing interest, when drawn, at a variable rate plus a margin (LIBOR plus 300 basis points, or 5.69% at March 31, 2005) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility; undrawn letters of credit issued under this facility carry an annual fee of 3.125%. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced in August 2004.

     As of March 31, 2005, the Company has $131.2 million outstanding under the term loan facility. During 2004, the Company obtained a letter of credit in the amount of $7.5 million as surety for its long-term reclamation obligation at East Boulder Mine, which reduces amounts available under the revolving credit facility to $32.5 million at March 31, 2005.

     The credit facility requires as prepayments 50% of the Company’s annual excess cash flow, plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Such prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The Company’s term loan facility allows the Company to choose between LIBOR loans of various maturities plus a spread of 3.25% or alternate base rate loans plus a spread of 2.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 5.75% at March 31, 2005. The alternate base rate applies only to that portion of the term loan facility in any period for which the Company has not elected to use LIBOR contracts. Substantially all the property and assets of the Company are pledged as security for the credit facility.

     In accordance with the terms of the credit facility, the Company is required to remit 25% of the net proceeds from sales of palladium received in the Norilsk Nickel transaction to prepay its term loan facility. The Company’s credit facility contains a provision that defers each prepayment related to the sales of palladium received in the Norilsk Nickel transaction until the accumulated amount due reaches a specified level. The accumulated amount at March 31, 2005 was approximately $7.0 million which was paid in April 2005.

     As of March 31, 2005, $20.9 million of the long-term debt has been classified as a current liability, including approximately $19.5 million expected to be prepaid during the next twelve months based on palladium sales under this arrangement.

     The following is a schedule of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility at March 31, 2005 without regard to the prepayments required to be offered from sales of palladium received in the Norilsk Nickel transaction or out of excess cash flow:

Year ended (in thousands)	Term facility
2005 (April-December)	$991
2006	1,322
2007	1,322
2008	1,322
2009	1,322
2010	124,894

Total	$131,173

     The Company is in compliance with its covenants under the credit facility at March 31, 2005.

Note 7 — Earnings per Share

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

     All stock options (1,686,053 options) and all restricted stock (348,170 shares) were antidilutive for the three months ended March 31, 2005 because the Company reported a net loss and inclusion of any of these options and shares would have reduced the net loss per share.

     The effect of outstanding stock options on diluted weighted average shares outstanding was an increase of 271,373 shares for the three-months ended March 31, 2004. Outstanding options to purchase 1,329,119 shares of common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2004, because the effect would have been antidilutive using the treasury stock method in that the exercise price of the options was greater than the average market price of the common shares. There were no outstanding restricted stock shares for the three months ended March 31, 2004.

Note 8 — Long-Term Sales Contracts

Mine Production:

     The Company has entered into three long-term sales contracts with its customers that contain guaranteed floor and ceiling prices for metals delivered, expiring 2006, 2007 and 2010. Under these long-term contracts, the Company has committed 80% to 100% of its mined palladium production and 70% to 80% of its mined platinum production annually through 2010. Metal sales are priced at a small volume discount to market, subject to floor and ceiling prices. The Company’s remaining production is not committed under these contracts and remains available for sale at prevailing market prices.

     The following table summarizes the floor and ceiling price structures for the three PGM long-term sales contracts related to mine production. The first two columns for each commodity represent the percent of total mine production that is subject to floor prices and the weighted average floor price per ounce. The second two columns for each commodity represent the percent of total mine production that is subject to ceiling prices and the weighted average ceiling price per ounce.

	PALLADIUM				PLATINUM
	Subject to		Subject to		Subject to		Subject to
	Floor Prices		Ceiling Prices		Floor Prices		Ceiling Prices
	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling
Year	Production	Price	Production	Price	Production	Price	Production	Price
2005	100%	$355	31%	$702	80%	$425	16%	$856
2006	100%	$339	29%	$729	80%	$425	16%	$856
2007	100%	$345	17%	$975	70%	$425	14%	$850
2008	80%	$385	20%	$975	70%	$425	14%	$850
2009	80%	$380	20%	$975	70%	$425	14%	$850
2010	80%	$375	20%	$975	70%	$425	14%	$850

Palladium acquired in connection with the Norilsk Nickel transaction and other activities:

     The Company entered into three sales agreements during the first quarter of 2004 to sell the palladium received in the transaction with Norilsk Nickel. Under these agreements, the Company sells approximately 36,500 ounces of palladium per month, ending in the first quarter of 2006, at a slight volume discount to market prices. Under one of these agreements, the Company also will sell 3,250 ounces of platinum and 1,900 ounces of rhodium per month, also at a slight volume discount to market price. At its discretion, the Company may elect to purchase metal in the open market to meet these sales commitments rather than supplying the metal from inventory. During the first quarter of 2005, the Company supplied approximately 12,000 ounces of the platinum and rhodium commitments through open market purchases.

Note 9 – Financial Instruments

     The Company from time to time uses various derivative financial instruments to manage the Company’s exposure to interest rates and market prices associated with changes in palladium, platinum and rhodium commodity prices. Because the Company hedges only with instruments that have a high correlation with the value of the underlying exposures, changes in the derivatives’ fair value are expected to be offset by changes in the value of the hedged transaction.

Commodity Derivatives

     The Company enters into fixed forwards and financially settled forwards that are accounted for as cash-flow hedges to hedge the price risk in its secondary processing activity and mine production. In the fixed forward transactions, metals contained in the secondary materials are normally sold forward at the time the material is received and subsequently delivered against the fixed forward contracts when the finished ounces are recovered. Financially settled forwards may be used as a mechanism to hedge against fluctuations in metal prices associated with future mine production. Under financially settled forwards, at each settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. The Company’s financially settled forwards are settled in cash at maturity.

     As of March 31, 2005, the Company was party to financially settled forward agreements covering approximately 60% of its anticipated platinum sales from mine production from April 2005 through January 2007. These transactions are designed to hedge a total of 150,800 ounces of platinum sales from mine production for the next twenty-two months at an overall average price of approximately $817 per ounce. The unrealized loss on financially settled forwards on mine production due to changes in metals prices at March 31, 2005 was approximately $4.8 million.

     As of March 31, 2005, the Company was party to fixed forward agreements which settle at various periods through July 2005 on metals to be recovered through the Company’s secondary recycling activities. The unrealized gain on these instruments due to changes in metal prices at March 31, 2005 was $0.1 million. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedge contract prices by a predetermined margin limit. The Company had no margin deposits outstanding or required at March 31, 2005.

     Until these forward contracts mature, any net change in the value of the hedging instrument, due to changes in metal prices, is reflected in stockholders’ equity in accumulated other comprehensive income (AOCI). A net unrealized loss of $4.7 million on these hedging instruments, existing at March 31, 2005, is reflected in AOCI (See Note 4). When these instruments are settled, any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sales and will be recognized at that time in operating income. All commodity instruments outstanding at March 31, 2005 are expected to be settled within the next twenty-two months.

     A summary of the Company’s derivative financial instruments as of March 31, 2005, is as follows:

Mine Production:
Financially Settled Forwards

	Platinum	Average
	Ounces	Price	Index
Second Quarter 2005	20,000	$807	Monthly London PM Average
Third Quarter 2005	23,200	$810	Monthly London PM Average
Fourth Quarter 2005	23,200	$801	Monthly London PM Average
First Quarter 2006	24,400	$818	Monthly London PM Average
Second Quarter 2006	21,000	$813	Monthly London PM Average
Third Quarter 2006	20,000	$820	Monthly London PM Average
Fourth Quarter 2006	16,000	$857	Monthly London PM Average
First Quarter 2007	3,000	$855	Monthly London PM Average

Secondary Processing:
Fixed Forwards

	Platinum		Palladium		Rhodium
	Ounces	Price	Ounces	Price	Ounces	Price

Second Quarter 2005	10,864	$867	5,138	$190	1,517	$1,535
Third Quarter 2005	2,178	$880	—	$—	—	$—

Interest Rate Derivatives

     The Company entered into two identical interest rate swap agreements fixing the interest rate on $100.0 million of the Company’s debt, which were effective March 4, 2002 and matured on March 4, 2004. These interest rate swap agreements were accounted for as a cash flow hedge. During the three-month period ended March 31, 2004, hedging losses of $0.3 million, were recognized in interest expense.

Note 10 – Income Taxes

     The Company computes income taxes using the asset and liability approach as defined in SFAS No. 109, Accounting for Income Taxes, which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. At March 31, 2005, the Company has net operating loss carryforwards (NOL’s), which expire in 2009 through 2024. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers more likely than not will not be realized. Except for statutory minimum payments required under certain state tax laws, the Company has not recognized any income tax provision or benefit for the quarters ended March 31, 2005 and 2004. as any changes in the net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.

Note 11 – Segment Information

     The Company operates two reportable business segments: Mine Production and Secondary Processing. These segments are managed separately based on fundamental differences in their operations. The Mine Production segment consists of two business components: the Stillwater Mine and the East Boulder Mine. The Mine Production segment is engaged in the development, extraction, processing and refining of PGMs. The Company sells PGMs from mine production under long-term sales contracts, through derivative financial instruments and in open PGM markets. The Stillwater Mine and East Boulder Mine have been aggregated, as both have similar products, processes, customers, distribution methods and economic characteristics. The Secondary Processing segment is engaged in the recycling of secondary materials, primarily catalysts, to recover the PGMs contained in those materials. The Company allocates the costs of the Smelter and Refinery to both the Mine Production segment and to the Secondary Processing segment for internal and segment reporting purposes because the Company’s smelting and refining facilities support the PGM extraction activities of both business segments.

     The All Other group primarily consists of total assets, revenues and costs associated with the palladium received in the Norilsk Nickel transaction, along with assets and costs of other corporate and support functions.

     The Company evaluates performance and allocates resources based on income or loss before income taxes and the cumulative effect of accounting changes.

     The following financial information relates to the Company’s segments:

(in thousands)	Mine	Secondary	All
Three months ended March 31, 2005	Production	Processing	Other	Total

Revenues	$64,189	$25,109	$38,106	$127,404
Depreciation and amortization	$20,846	$13	$—	$20,859
Interest income	$—	$269	$745	$1,014
Interest expense	$—	$—	$2,802	$2,802
Income (loss) before income taxes and cumulative effect of accounting change	$1,027	$1,900	$(4,135)	$(1,208)
Capital expenditures	$17,442	$—	$25	$17,467
Total assets	$479,961	$12,415	$254,729	$747,105

(in thousands)	Mine	Secondary	All
Three months ended March 31, 2004	Production	Processing	Other	Total

Revenues	$72,302	$16,160	$12,231	$100,693
Depreciation and amortization	$14,997	$11	$—	$15,008
Interest income	$—	$185	$99	$284
Interest expense	$—	$—	$3,900	$3,900
Income (loss) before income taxes and cumulative effect of accounting change	$10,011	$965	$(3,146)	$7,830
Capital expenditures	$14,570	$—	$4	$14,574
Total assets	$455,713	$11,919	$238,021	$705,653

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

     The following commentary provides management’s perspective and analysis regarding the financial and operating performance of Stillwater Mining Company (the “Company”) for the quarter ended March 31, 2005. It consists of the following subsections:

•	“Overview” – a brief summary of the primary financial position, the primary factors affecting the Company’s results.

•	“Key Factors” – indicators of profitability and efficiency at the Company’s various operations individually and, where relevant, on a consolidated basis.

•	“Results of Operations” – a discussion and analysis of the specific operating and financial results for the quarter ended March 31, 2005, as compared to the same period in 2004.

•	“Liquidity and Capital Resources” – a discussion of the Company’s cash flow and liquidity, investing and financing activities, and significant contractual obligations.

•	“Critical Accounting Policies” – a review of accounting policies the Company considers critical because they involve assumptions that could have a material effect on the Company’s reported assets, liabilities, income or cash flow and that require difficult, subjective or complex judgments by management.

     These items should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in this quarterly report and in the Company’s 2004 Annual Report on Form 10-K.

Overview

     Stillwater Mining Company mines, processes, refines and markets palladium, platinum and minor amounts of other metals from the J-M Reef, an extensive trend of Platinum Group Metal (PGM) mineralization located in Stillwater and Sweet Grass Counties in south central Montana. The Company operates two mines, Stillwater and East Boulder, within the J-M Reef, each with substantial underground operations and a surface mill and concentrator. Concentrates produced at the two mines are shipped to the Company’s smelter and base metals refinery at Columbus, Montana, where they are further processed into a PGM filter cake that is sent to third-party refiners for final processing. Substantially all finished platinum and palladium produced from mining is sold under contracts with three major automotive manufacturers for use in automotive catalytic converters. The Company also recycles spent catalyst material to recover PGM’s through its processing facilities in Columbus, Montana.

     Two overriding factors heavily influence the Company’s profitability: the volatility of PGM prices and the Company’s cost structure. Metal prices are dictated by market forces and so are beyond the direct control of the Company, although market effects can be mitigated through long-term sales agreements and at times through hedging activities. Several other major PGM producers in the mining industry either produce PGMs as a byproduct of other refining or enjoy ores with a substantially higher proportion of the historically higher-priced platinum over palladium. The Company does not enjoy these advantages and has a higher cost structure than many of its competitors, putting it at a disadvantage. The level of ore production generally affects the Company’s unit costs, and is driven by the consistency and quality of the ore mined, by the mining method used, and by overall operating efficiency. The Company spends substantial amounts of development capital each year in the mines to sustain ongoing production. In view of these challenges, minimizing unit operating costs in a safe and efficient manner continues to be the principal operating focus of the Company.

     The Company reported a net loss of $1.2 million, or $0.01 per diluted share in the first quarter of 2005, compared to net income of $13.9 million, or $0.15 per diluted share in the first quarter of 2004. The first-quarter 2005 net loss reflects higher non-cash depreciation and amortization expense primarily due to capital development placed in service during 2005 and the amortization of the those assets over a shorter period due to the Company’s change in accounting for the amortization of capital mine development costs (see Note 3 to the Company’s consolidated financial statements). The first quarter 2004 results include the benefit of approximately $6.0 million related to the cumulative effect of this accounting change. The Company generated positive cash flow during the first quarter of 2005 and had cash and cash equivalents of $118.4 million at March 31, 2005, up from $96.1 million at year end 2004. If the Company’s highly liquid short-term investments available for sale are included, the Company had $136.6 million of liquidity at March 31, 2005 compared to $109.2 million as of December 31, 2004, a $27.4 million increase.

     The Company’s primary activities consist of mine production, processing of secondary materials, and the sale of palladium received in the 2003 Norilsk Nickel transaction.

Mine Production

     The Company’s production of palladium and platinum is driven by ore tons mined, grade of the ore and metallurgical recovery. The Company reports net mine production as ounces contained in the mill concentrate, adjusted for processing losses expected to be incurred in smelting and refining. The Company considers an ounce of metal “produced” at the time it is shipped from the mine site. Depreciation and amortization costs are inventoried at each stage of production.

     Ore production at the Stillwater Mine averaged 2,184 tons of ore per day during the first quarter of 2005, a 9.5% increase over the 1,995 tons of ore per day during 2004, reflecting generally improved mining productivity thus far in 2005.

     The rate of ore production at the East Boulder Mine averaged 1,316 tons of ore per day during the first quarter of 2005, essentially unchanged from the 1,326 tons of ore per day averaged during 2004. Full utilization of equipment at the mine is expected upon completion of two new ventilation shafts, scheduled for early 2006.

     The Company continues its efforts to increase production at the East Boulder Mine and expects to achieve a production rate of 1,650 ore tons mined per day by mid-2006. The increased rate of production at the East Boulder Mine was originally planned for early 2005. However, the mine is being further developed in order to achieve and maintain this higher production level through the following initiatives:

•	additional primary development to increase the number of ramp systems and working faces;

•	additional diamond drilling associated with increased primary development; and

•	development of a ventilation raise to surface to support a larger amount of equipment while improving underground air quality related to diesel particulate matter (DPM).

     The grade of the Company’s ore reserves, measured in combined platinum and palladium ounces per ton, is a composite average of samples in all ore reserve areas. As is common in underground mines, the grade of ore mined and the recovery rate realized varies from area to area. In particular, mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. However, the composite average grade at each mine tends to be fairly stable. For the three months ended March 31, 2005, the average mill head grade for all tons processed from the Stillwater Mine was 0.55 PGM ounces per ton of ore, unchanged from the average grade in 2004. For the three months ended March 31, 2005, the average mill head grade for all tons processed from the East Boulder Mine was 0.39 PGM ounces per ton of ore compared to 0.40 during 2004.

     During the first quarter of 2005, the Company’s mining operations produced a total of 144,000 ounces of platinum and palladium, comprised of 111,000 ounces of palladium and 33,000 ounces of platinum. Although PGM production decreased 3% from the fourth quarter of 2004, production in the first quarter was slightly ahead of the 2005 plan. The Company expects total mine production of between 550,000 and 570,000 PGM ounces for 2005, approximately the same as in 2004.

     As a result of the need to improve the developed state, the Company has increased development spending in 2005 at both mines. For the first quarter of 2005, primary development totaled 9,153 feet at the Stillwater Mine and 5,762 feet at the East Boulder Mine. These numbers represent 15% and 58% increases from the average quarterly feet of advance in 2004, respectively. Management believes this investment in mine development during 2005 will result in more efficient and productive mining operations over the longer term. Capital spending requirements are expected to decline in future years following completion of the expanded 2005 development program.

     The labor agreement covering the Company’s union employees at the Stillwater Mine and the Columbus metal processing facilities expired in June of 2004. The three-year contract, ratified in July of 2004, provides for 3% annual salary increases. The labor agreement covering the Company’s union employees at the East Boulder Mine is scheduled to expire on June 30, 2005.

Secondary Processing

     PGMs contained in spent catalytic converter materials are recycled and processed by the Company through its metallurgical complex. A sampling facility for secondary materials is used to crush and sample spent catalysts prior to their being blended for smelting in the electric furnace. The spent catalytic material is sourced by third parties, primarily from automobile repair shops and automobile yards that disassemble old cars for the recycling of their parts.

     The Company has been processing small spot shipments of spent catalysts since 1997. In October 2003, the Company entered into a metal sourcing agreement with a major supplier under which Stillwater contractually purchases secondary metals for recycling. While the commercial terms of this agreement are confidential, in the event of a change in business circumstances the Company can terminate the agreement upon ninety days’ notice. The agreement allows the Company to utilize surplus capacity in its processing and refining facilities. Recycling activity has expanded significantly since 2003. During the first quarter of 2005, the Company processed secondary materials at a rate of about 9.4 tons per day. Revenues from secondary processing were $25.1 million for the first quarter of 2005 compared to $16.2 million in the same period in 2004, an increase of $8.9 million.

Corporate and Other Matters

     In February 2004, the Company entered into three sales agreements to sell the 877,169 ounces of finished palladium that it received in June 2003 as partial payment for a purchase of Company shares by Norilsk Nickel. These palladium sales are taking place ratably over a two-year period ending in the first quarter of 2006. As of March 31, 2005, the Company had sold approximately 485,000 of the ounces received from Norilsk Nickel. During the first quarter of 2005, the Company recognized $38.1 million in revenues on the sale of approximately 110,000 ounces of these palladium ounces and other activities.

     As of March 31, 2005, the Company had secured platinum prices in the forward market by entering into financially settled forward transactions covering approximately 60% of the Company’s anticipated platinum mine production for 2005 and 2006. More specifically, these transactions involve metal sales for delivery during the period from April 2005 through January 2007. The Company believes that the current disparity between palladium and platinum prices may narrow if consumers switch from using platinum to palladium, driven by the historically high platinum price, for existing and new applications. The Company notes that the price of platinum could weaken if this switching occurs and has secured the price on a portion of future sales. As of March 31, 2005, the Company has open financially settled forward contracts covering a total of 150,800 ounces of platinum at an overall average price of about $817 per ounce. The hedges are expected to modestly reduce the overall volatility of the Company’s earnings and cash flow. Under these hedging arrangements, in return for protection against downward movements in the platinum price, the Company gives up the benefit of increases in the platinum price on the hedged ounces. The Company realized losses on financially settled forward sales of its mined platinum during the first quarter of 2005 of $1.1 million.

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended
	March 31,
	2005	2004
OPERATING AND COST DATA FOR MINE PRODUCTION

Consolidated:
Ounces produced (000)
Palladium	111	114
Platinum	33	34

Total	144	148

Tons milled (000)	314	313
Mill head grade (ounce per ton)	0.51	0.51

Sub-grade tons milled (000) (1)	12	16
Sub-grade tons mill head grade (ounce per ton)	0.18	0.21

Total tons milled (000) (1)	326	329
Combined mill head grade (ounce per ton)	0.49	0.50
Total mill recovery (%)	91	91

Total operating costs (000) (Non-GAAP) (2)	$38,793	$35,595
Total cash costs (000) (Non-GAAP) (2)	$45,437	$42,118
Total production costs (000) (Non-GAAP) (2)	$66,365	$57,204

Total operating costs per ounce (Non-GAAP) (3)	$268	$240
Total cash costs per ounce (Non-GAAP) (3)	$314	$284
Total production costs per ounce (Non-GAAP) (3)	$459	$386

Total operating costs per ton milled (Non-GAAP) (3)	$119	$108
Total cash costs per ton milled (Non-GAAP) (3)	$139	$128
Total production costs per ton milled (Non-GAAP) (3)	$204	$174

Stillwater Mine:
Ounces produced (000)
Palladium	81	81
Platinum	24	24

Total	105	105

Tons milled (000)	197	194
Mill head grade (ounce per ton)	0.58	0.57

Sub-grade tons milled (000) (1)	12	16
Sub-grade tons mill head grade (ounce per ton)	0.18	0.21

Total tons milled (000) (1)	209	210
Combined mill head grade (ounce per ton)	0.55	0.55
Total mill recovery (%)	92	92

Total operating costs (000) (Non-GAAP) (2)	$26,772	$24,670
Total cash costs (000) (Non-GAAP) (2)	$31,280	$29,057
Total production costs (000) (Non-GAAP) (2)	$45,372	$38,255

Total operating costs per ounce (Non-GAAP) (3)	$255	$234
Total cash costs per ounce (Non-GAAP) (3)	$298	$276
Total production costs per ounce (Non-GAAP) (3)	$432	$363

Total operating costs per ton milled (Non-GAAP) (3)	$128	$118
Total cash costs per ton milled (Non-GAAP) (3)	$150	$139
Total production costs per ton milled (Non-GAAP) (3)	$217	$182

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
OPERATING AND COST DATA FOR MINE PRODUCTION
(Continued)
East Boulder Mine:
Ounces produced (000)
Palladium	30	33
Platinum	9	10

Total	39	43

Tons milled (000)	117	119
Mill head grade (ounce per ton)	0.39	0.40

Sub-grade tons milled (000) (1)	—	—
Sub-grade tons mill head grade (ounce per ton)	—	—

Total tons milled (000) (1)	117	119
Combined mill head grade (ounce per ton)	0.39	0.40
Total mill recovery (%)	89	89

Total operating costs (000) (Non-GAAP) (2)	$12,021	$10,925
Total cash costs (000) (Non-GAAP) (2)	$14,157	$13,061
Total production costs (000) (Non-GAAP) (2)	$20,993	$18,949

Total operating costs per ounce (Non-GAAP) (3)	$305	$256
Total cash costs per ounce (Non-GAAP) (3)	$360	$306
Total production costs per ounce (Non-GAAP) (3)	$533	$443

Total operating costs per ton milled (Non-GAAP) (3)	$103	$92
Total cash costs per ton milled (Non-GAAP) (3)	$121	$109
Total production costs per ton milled (Non-GAAP) (3)	$179	$159

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment writedowns, gain or loss on disposal of property, plant and equipment, restructuring costs, Norilsk Nickel transaction expenses and interest income and expense are not included in total operating costs, total cash costs or total production costs. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Cost of Revenues” below for additional detail.

(3)	Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. Please see “Reconciliation of Non-GAAP Measures to Cost of Revenues” below and the accompanying discussion.

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
SALES AND PRICE DATA
Ounces sold (000)
Mine Production:
Palladium	109	117
Platinum	31	33

Total	140	150

Other PGM activities:
Palladium	120	54
Platinum	25	17
Rhodium	13	2

Total	158	73

Total ounces sold	298	223

Average realized price per ounce (4)
Mine Production:
Palladium	$355	$377
Platinum	$820	$862
Combined	$459	$482

Other PGM activities:
Palladium	$187	$255
Platinum	$852	$755
Rhodium	$1,481	$770

Average market price per ounce (4)
Palladium	$189	$242
Platinum	$864	$867
Combined	$340	$378

(4)	The Company’s average realized price represents revenues, including the effect of contractual floor and ceiling prices, hedging gains and losses realized on commodity instruments, and contract discounts, all divided by total ounces sold. Prior period amounts have been adjusted to conform to the current period presentation. The average market price represents the average monthly London PM Fix for palladium, platinum and combined prices and Johnson Matthey quotation for rhodium prices for the actual months of the period.

Reconciliation of Non-GAAP Measures to Cost of Revenues

     The Company utilizes certain non-GAAP measures as indicators in assessing the performance of its mining and processing operations during any period. Because of the processing time required to complete the extraction of finished PGM products, there are typically lags of one to three months between ore production and sale of the finished product. Sales in any period include some portion of material mined and processed from prior periods as the revenue recognition process is completed. Consequently, while cost of revenues (a GAAP measure included in the Company’s Consolidated Statement of Operations and Comprehensive Income/(Loss)) appropriately reflects the expense associated with the materials sold in any period, the Company has developed certain non-GAAP measures to assess the costs associated with its producing and processing activities in a particular period and to compare those costs between periods.

     While the Company believes that these non-GAAP measures may also be of value to outside readers, both as general indicators of the Company’s mining efficiency from period to period and as insight into how the Company internally measures its operating performance, these non-GAAP measures are not standardized across the mining industry and in most cases will not be directly comparable to similar measures that may be provided by other companies. These non-GAAP measures are only useful as indicators of relative operational performance in any period, and because they do not take into account the inventory timing differences that are included in cost of revenues, they cannot meaningfully be used to develop measures of earnings or profitability. A reconciliation of these measures to cost of revenues for each period shown is provided as part of the following tables, and a description of each non-GAAP measure is provided below.

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

     Total Production Costs (Non-GAAP): Calculated as total cost of revenues (for each mine or consolidated) adjusted to exclude gains or losses on asset dispositions, costs and profit from secondary recycling activities, and timing differences resulting from changes in product inventories. This non-GAAP measure provides a comparative measure of the total costs incurred in association with production and processing activities in a period, and may be compared to prior periods or between the Company’s mines.

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

     When divided by the total tons milled in the respective period, Total Cash Cost per Ton Milled (Non-GAAP) – measured for each mine or consolidated – provides an indication of the level of cash costs incurred per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. And because ore tons are first weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Cash Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Cash Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.

     When divided by the total recoverable PGM ounces from production in the respective period, Total Cash Cost per Ounce (Non-GAAP) – measured for each mine or consolidated – provides an indication of the level of cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Cash Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Cash Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

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

     When divided by the total tons milled in the respective period, Total Operating Cost per Ton Milled (Non-GAAP) – measured for each mine or consolidated – provides an indication of the level of controllable cash costs incurred per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. And because ore tons are first actually weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Operating Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Operating Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.

     When divided by the total recoverable PGM ounces from production in the respective period, Total Operating Cost per Ounce (Non-GAAP) – measured for each mine or consolidated – provides an indication of the level of controllable cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Operating Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Operating Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

Reconciliation of Non-GAAP Measures to Cost of Revenues

	Three months ended
	March 31,
(in thousands,)	2005	2004

Consolidated:
Reconciliation to consolidated cost of revenues:
Total operating costs (Non-GAAP)	$38,793	$35,595
Royalties, taxes and other	6,644	6,523

Total cash costs (Non-GAAP)	$45,437	$42,118
Asset retirement costs	82	89
Depreciation and amortization	20,846	14,997

Total production costs (Non-GAAP)	$66,365	$57,204
Change in product inventory	30,110	12,048
Costs of secondary recycling	23,465	15,369
Secondary recycling depreciation	13	11
Add: Profit from secondary recycling	1,900	965
(Gain) or loss on sale of assets and other costs	31	(74)

Total consolidated cost of revenues	$121,884	$85,523

Stillwater Mine:
Reconciliation to cost of revenues:
Total operating costs (Non-GAAP)	$26,772	$24,670
Royalties, taxes and other	4,508	4,387

Total cash costs (Non-GAAP)	$31,280	$29,057
Asset retirement costs	42	73
Depreciation and amortization	14,050	9,125

Total production costs (Non-GAAP)	$45,372	$38,255
Change in product inventory	(5,162)	2,136
Add: Profit from secondary recycling	1,383	686
(Gain) or loss on sale of assets and other costs	9	(2)

Total cost of revenues	$41,602	$41,075

East Boulder Mine:
Reconciliation to cost of revenues:
Total operating costs (Non-GAAP)	$12,021	$10,925
Royalties, taxes and other	2,136	2,136

Total cash costs (Non-GAAP)	$14,157	$13,061
Asset retirement costs	40	16
Depreciation and amortization	6,796	5,872

Total production costs (Non-GAAP)	$20,993	$18,949
Change in product inventory	28	2,060
Add: Profit from secondary recycling	517	279
(Gain) or loss on sale of assets and other costs	22	(72)

Total cost of revenues	$21,560	$21,216

Other PGM activities:
Reconciliation to cost of revenues:
Change in product inventory	$35,244	$7,852
Secondary recycling depreciation	13	11
Costs of secondary recycling	23,465	15,369

Total cost of revenues	$58,722	$23,232

Results of Operations

     The Company reported a net loss of $1.2 million for the first quarter of 2005 compared to net income of $13.9 million for the first quarter of 2004, a $15.1 million decrease. . The decrease in net income is primarily due to an increase in depreciation and amortization expense in 2005, as compared to 2004, of approximately $5.9 million, and a cumulative effect of change in accounting in 2004, which increased net income by approximately $6.0 million. The remainder of the decrease in net income resulted from lower mine production ounces sold, lower average realized prices and higher costs for raw materials in 2005.

Three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004

     Revenues. Revenues were $127.4 million for the first quarter of 2005 compared to $100.7 million for the first quarter of 2004. The following discussion covers key factors contributing to the increase in revenues:

	Revenues, PGM ounces sold and PGM prices
	Three months ended
	March 31,			Percentage
(in thousands)	2005	2004	Increase	Increase/
Revenues	$127,404	$100,693	$26,711	27%

Mine Production Ounces Sold:

Palladium	109	117	(8)	(7%)
Platinum	31	33	(2)	(6%)

Total	140	150	(10)	(7%)

Other PGM Activities Ounces Sold:

Palladium	120	54	66	122%
Platinum	25	17	8	47%
Rhodium	13	2	11	550%

Total	158	73	85	116%

Total Ounces Sold	298	223	75	34%

Average realized price per ounce

Mine Production:
Palladium	$355	$377	$(22)	(6%)
Platinum	$820	$862	$(42)	(5%)
Combined	$459	$482	$(23)	(5%)

Other PGM Activities:
Palladium	$187	$255	$(68)	(27%)
Platinum	$852	$755	$97	13%
Rhodium	$1,481	$770	$711	92%

Average market price per ounce

Palladium	$189	$242	$(53)	(22%)
Platinum	$864	$867	$(3)	(0%)
Combined	$340	$378	$(38)	(10%)

          Revenues from mine production were $64.2 million in the first quarter of 2005, compared to $72.3 million for the same period in 2004, an 11% decrease. The decrease in mine production revenues was partially due to a combined average realized PGM price per ounce of $459 in the first quarter of 2005, compared to $482 in the same period of 2004, a 5% decrease. The decrease in mine production revenues also reflected a 7% decrease in the quantity of metals sold of 140,000 ounces in the first quarter of 2005 compared to 150,000 ounces in the same period of 2004.

          Revenues from secondary processing were $25.1 million in the first quarter of 2005, compared to $16.2 million for the same period in 2004 primarily due to an increase in the quantity of recycled PGMs sold of 36,000 ounces in the first quarter of 2005, compared to 27,000 ounces in the first quarter of 2004. The processing of spent catalytic materials ramped up during 2004. The increase in revenue is also due to higher prices for platinum and rhodium in the first quarter of 2005 as compared to the first quarter of 2004.

          During the first quarter of 2004, the Company entered into three sales agreements providing for the Company to sell the palladium ounces received in the Norilsk Nickel transaction. Under these agreements, the Company sells approximately 36,500 ounces of palladium per month, at a slight volume discount to market prices. Revenues from sales of palladium received in the Norilsk Nickel transaction and other activities were $38.1 million in the first quarter of 2005, compared to $12.2 million in the same period of 2004. Sales of approximately 110,000 ounces of palladium received in the Norilsk Nickel transaction generated $20.4 million in revenues during the first quarter of 2005, at an average realized palladium price of approximately $185 per ounce. By contrast, in the first quarter of 2004, revenue of $12.2 million was generated from the sale of approximately 46,000 ounces of palladium received from the Norilsk Nickel transaction. The Company has approximately 392,000 ounces of palladium received in the Norilsk Nickel transaction remaining in inventory at March 31, 2005. Under one of the sales agreements, the Company also has agreed to sell 3,250 ounces of platinum and 1,900 ounces of rhodium per month, either purchased on the open market or produced from the Company’s mining operations. The Company recognized revenue of $17.7 million on approximately 12,000 ounces of platinum and rhodium that were purchased in the open market and re-sold under this sales agreement for the three months ended March 31, 2005. There were no such sales in the first quarter of 2004.

     Cost of metals sold. Cost of metals sold was $101.0 million for the first quarter of 2005, compared to $70.5 million for the first quarter of 2004, a 43% increase.

          The cost of metals sold from mine production was $42.3 million for the first quarter of 2005, compared to $47.3 million for the first quarter of 2004, an 11% decrease. The decrease was primarily due to the 7% decrease in ounces sold offset in part by an increase in the Company’s cost of metals sold per ounce.

     Total consolidated cash costs per ounce produced, a non-GAAP measure, in the first quarter of 2005 increased $30 or 11% to $314 per ounce from $284 per ounce in the first quarter of 2004. The increase is primarily due to increased labor costs associated with the new union contract at the Stillwater Mine, increased employee benefit costs associated with increased health care costs and increased material costs associated with the increase in prices for steel, fuel and rubber.

     The cost of metals sold from secondary processing activities was $23.5 million in the first quarter of 2005, compared to $15.4 million in the first quarter of 2004. The increase was primarily due to the cost of acquiring and processing the increased ounces generated from the Company’s long-term sourcing agreement for secondary materials.

     The cost of metals sold from sales of palladium received in the Norilsk Nickel transaction and other activities was $35.2 million in the first quarter of 2005, compared to $7.9 million for the same period of 2004. The total cost of palladium sold from just those ounces received in the Norilsk Nickel transaction was $18.6 million in the first quarter of 2005, compared to $7.9 million in the first quarter of 2004, both at an average cost of $169 per ounce sold. As discussed under “Revenues” above, the Company entered into a sales agreement in 2004 that requires it to purchase rhodium and, at times, platinum from third parties in order to fulfill delivery commitments. The cost of metals sold from activities under these contracts, excluding sales of palladium received in the Norilsk Nickel transaction, was $16.6 million in the first quarter of 2005. There were no such sales in the first quarter of 2004.

     Production. During the first quarter of 2005, the Company’s mining operations produced approximately 144,000 ounces of PGMs, including approximately 111,000 and 33,000 ounces of palladium and platinum, respectively. This compares with approximately 148,000 ounces of PGMs in the first quarter of 2004, including approximately 114,000 and 34,000 ounces of palladium and platinum, respectively, a 3% decrease in total PGM production. The overall production decrease is primarily due to the allocation of resources in 2005 toward further improving the developed state of the mine.

     The Stillwater Mine produced approximately 105,000 ounces of PGMs in the first quarter of 2005, equal to the production in the same period of 2004. The East Boulder Mine produced approximately 39,000 ounces of PGMs in the first quarter of 2005, compared with approximately 43,000 ounces of PGMs for the same period of 2004, a 9% decrease.

     Depreciation and amortization. Depreciation and amortization was $20.9 million for the first quarter of 2005, compared to $15.0 million for the first quarter of 2004, a 39% increase. The increase was primarily due to depletion of capital development placed into service during 2005 and the amortization of those assets over a shorter period due to the Company’s change in accounting for the amortization of capitalized mine development costs (See Note 3 to the Company’s consolidated financial statements).

     Expenses. General and administrative expenses in the first quarter of 2005 were $4.9 million, compared to $3.7 million during the first quarter of 2004. The increase is primarily due to increased professional fees associated with Sarbanes-Oxley compliance and other regulatory responses, and to higher compensation costs, including amortization of restricted stock awards granted in the second quarter of 2004.

     Interest expense of $2.8 million in the first quarter of 2005 decreased approximately $1.1 million from $3.9 million in the first quarter of 2004. The decrease is primarily due to the benefits of a new credit facility implemented in August of 2004.

     Other comprehensive income. For the first quarter of 2005, other comprehensive income includes a change in the fair value of derivatives of $0.8 million offset by a reclassification to earnings of $1.1 million, for commodity hedging instruments. For the same period of 2004, other comprehensive loss included a change in value of $0.8 million for commodity instruments, offset by a reclassification adjustment to interest expense of $0.3 million.

Liquidity and Capital Resources

     The Company’s net working capital at March 31, 2005, was $240.5 million compared to $236.4 million at December 31, 2004. The ratio of current assets to current liabilities was 4.5 at March 31, 2005, unchanged from December 31, 2004. The increase in net working capital resulted primarily from an increase in the Company’s cash, cash equivalents and investment balances, offset by changes in operating assets and liabilities of $24.0 million, primarily due to sales from inventory.

     In managing its cash, the Company from time to time utilizes certain short-term investments that management deems to be available for sale. These investments are typically auction-rate securities that contain short-term repricing features and, therefore, are highly liquid. For the comparable quarter ended March 31, 2004, the Company has reclassified these short-term investments to conform to current-period presentation.

     For the quarter ended March 31, 2005, net cash provided by operating activities was $45.3 million, compared to $15.1 million for the comparable period of 2004. The increase in cash provided by operations of $30.2 million, was primarily a result of:

	Three months ended
	March 31
in thousands	2005	2004
Cash collected from customers	$126,404	$78,094
Cash paid to suppliers, employees and other	(79,442)	(59,663)
Interest received	1,014	284
Interest paid	(2,647)	(3,617)

Net cash provided by operating activities	$45,329	$15,098

     Net cash used in investing activities was $22.5 million during the first quarter of 2005 compared to $14.1 million in the same period in 2004. The Company’s investing activities are capital expenditures for property, plant, equipment, and purchases and sales of investments.

     Net cash used in financing activities was $0.4 million, consistent with $0.4 million for the same period in 2004. The cash used in both periods was primarily related to payments on long-term debt and capital lease obligations.

     Cash and cash equivalents increased by $22.3 million during the first quarter of 2005, compared to $0.6 million for the first quarter of 2004.

Credit Facility

     On August 3, 2004, the Company entered into a $180 million credit facility with a syndicate of financial institutions. The credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 325 basis points, or 5.94% at March 31, 2005) and a $40 million five-year revolving credit facility bearing interest, when drawn, at a variable rate plus a margin (LIBOR plus 300 basis points, or 5.69% at March 31, 2005) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility; undrawn letters of credit issued under this facility carry an annual fee of 3.125%. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced in August 2004.

     As of March 31, 2005, the Company has $131.2 million outstanding under the term loan facility. During 2004, the Company obtained a letter of credit in the amount of $7.5 million as surety for its long-term reclamation obligation at East Boulder Mine, which reduces amounts available under the revolving credit facility to $32.5 million at March 31, 2005.

     The credit facility requires as prepayments 50% of the Company’s annual excess cash flow, plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Such prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The Company’s term loan facility allows the Company to choose between LIBOR loans of various maturities plus a spread of 3.25% or alternate base rate loans plus a spread of 2.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 5.75% at March 31, 2005. The alternate base rate applies only to that portion of the term loan facility in any period for which the Company has not elected to use LIBOR contracts. Substantially all the property and assets of the Company are pledged as security for the credit facility.

     In accordance with the terms of the credit facility, the Company is required to remit 25% of the net proceeds from sales of palladium received in the Norilsk Nickel transaction to prepay its term loan facility. The Company’s credit facility contains a provision that defers each prepayment related to the sales of palladium received in the Norilsk Nickel transaction until the accumulated amount due reaches a specified level. As of March 31, 2005, $20.9 million of the long-term debt has been classified as a current liability, including approximately $19.5 million expected to be prepaid based on palladium sales under this arrangement during the next twelve months.

Contractual Obligations

     The Company is obligated to make future payments under various contracts such as debt and capital lease agreements. The following table represents significant contractual cash obligations and other commercial commitments as of March 31, 2005:

in thousands	2005(1)	2006	2007	2008	2009	Thereafter	Total
Term loan facility	$991	$1,322	$1,322	$1,322	$1,321	$124,895	$131,173
Capital lease obligations, net of interest	392	483	464	458	547	15	2,359
Special Industrial Education Impact Revenue Bonds	153	165	178	190	96	—	782
Exempt Facility Revenue Bonds, net of discount	—	—	—	—	—	29,354	29,354
Operating leases	1,506	554	456	429	160	802	3,907
Other noncurrent liabilities	—	10,491	—	—	—	53,732	64,223

Total	$3,042	$13,015	$2,420	$2,399	$2,124	$208,798	$231,798

(1)	Amounts represents cash obligations for April – December 2005.

     Debt obligations referred to in the table are presented as due for repayment under the terms of the loan agreements, and before any effect of the sale of palladium acquired in the Norilsk Nickel transaction or payments of excess cash flows. Under the provisions of the term loan facility, the Company is required to offer 25% of the net proceeds of the sale of palladium received in the Norilsk Nickel transaction to prepay borrowings under its credit facility. The Company’s credit facility contains a provision that defers each prepayment related to these sales of palladium received in the Norilsk Nickel transaction until the accumulated amount due reaches a specified level. As of March 31, 2005, the Company had approximately $19.5 million expected to be prepaid under this arrangement during the next twelve months. No prepayments have been made in 2005 as of March 31, 2005. The credit facility also requires that 50% of the Company’s annual excess cash flow (as defined in the credit facility) be applied as prepayments of the credit facility. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2006 include workers’ compensation costs, property taxes and severance taxes. Amounts that are anticipated to be paid after 2009 are undiscounted asset retirement obligation costs. Assuming no early extinguishments of debt and no changes in interest rates, the estimated total interest payments will be approximately $8.4 million, $10.3 million, $10.2 million, $10.0 million, $9.9 million and $29.5 million for 2005 (April – December), 2006, 2007, 2008, 2009 and the years thereafter, respectively.

Critical Accounting Policies

     Listed below are the accounting policies that the Company believes are critical to its financial statements due to the degree of uncertainty regarding estimates or assumptions involved and the magnitude of the liability, revenue or expense being reported.

Ore Reserve Estimates

     Certain accounting policies of the Company depend on its estimate of proven and probable ore reserves including depreciation and amortization of capitalized mine development expenditures, income tax valuation allowances, post-closure reclamation costs and asset impairment. The Company updates its proven and probable ore reserves annually, following the guidelines for ore reserve determination contained in the SEC’s Industry Guide No. 7.

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

     The Company’s mine development costs include the initial costs incurred to gain primary access to the ore reserves, plus the ongoing development costs of footwall laterals and ramps driven parallel to the reef that are used to access and provide support for the mining stopes in the reef.

     Prior to 2004, the Company amortized all such capitalized development costs at its mines over all proven and probable reserves at each mine. Following the asset impairment write-down at the end of 2003, the Company revisited its assumptions and estimates for amortizing capitalized mine development costs. Thereafter, following a review of filings by the SEC, the Company determined it would change its method of accounting for mine development costs as follows:

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

     This change in accounting method required the Company to measure the effect of the change at January 1, 2004, as if the new method of amortization had been used in all prior years. The credit for the cumulative effect of the change for all years prior to 2004 of $ 6.0 million, is shown as the “Cumulative Effect of Accounting Change” in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2004.

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

Derivative Instruments

     From time to time, the Company enters into derivative financial instruments, including fixed forwards and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue. The Company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value, and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge, and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. The Company primarily uses derivatives to hedge metal prices and interest rates. As of March 31, 2005, the net unrealized loss on outstanding derivatives associated with commodity instruments is valued at $4.7 million, and is reported as a component of accumulated other comprehensive income. Because these hedges are highly effective, the Company expects any ultimate gains or losses on the hedging instruments will be largely offset by corresponding changes in the value of the hedged transaction.

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

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at March 31, 2005, for the portion of the Company’s net deferred tax assets, which, more likely than not, will not be realized (see Note 10 to the Company’s consolidated financial statements). Based on the Company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the Company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the Company could owe income taxes prospectively on the resulting higher than projected taxable income.

Post-closure Reclamation Costs

     The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation ultimately is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss at the time of settlement.

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

Asset Impairment

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

     The Company evaluated key factors in its business at December 31, 2004, to determine if there were any events or changes in circumstances that would indicated that the carrying value of the Company’s assets would not be recoverable. No factors were identified that, as of December 31, 2004, indicated that an impairment existed. Consequently, the Company concluded that there was no asset impairment as of December 31, 2004. A review of these key factors as of March 31, 2005, also did not indicate any asset impairment.

FORWARD LOOKING STATEMENTS; FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Such statements include, but are not limited to, comments regarding expansion plans, costs, grade, production and recovery rates, permitting, labor matters, financing needs, the terms of future credit facilities and capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and compliance, litigation and the palladium and platinum market. Additional information regarding factors which could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” above in the Company’s 2004 Annual Report on Form 10-K.

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

     The Company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts together cover significant portions of the Company’s mined PGM production through December 2010 and stipulate floor and ceiling prices for some of the covered production. In the first quarter of 2004 the Company also entered into three new sales contracts under which palladium volumes equal to the 877,169 ounces of palladium received in the Norilsk Nickel stock purchase transaction will be sold over a period of two years, primarily for use in automobile catalytic converters. Under these agreements, the Company will sell approximately 36,500 ounces of palladium per month, ending in the first quarter of 2006, at a slight volume discount to the market price at the time of delivery. Under one of these agreements, the Company also will sell 3,250 ounces of platinum and 1,900 ounces of rhodium per month also at a slight discount to market prices. The Company from time to time may need to purchase platinum and rhodium in the open market to fulfill this monthly delivery obligation.

     The Company enters into fixed forwards and financially settled forwards that are accounted for as cash-flow hedges to hedge the price risk in its secondary processing and mine production activities. In the fixed forward transactions, normally metals contained in the secondary materials are sold forward at the time the materials are received and are delivered against the fixed forward contracts when the finished ounces are recovered. Financially settled forwards may be used as a mechanism to hedge against fluctuations in metal prices associated with future production. Under financially settled forwards, at each settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. The Company’s financially settled forwards are settled in cash at maturity.

     As of March 31, 2005, the Company was party to financially settled forward agreements covering approximately 60% of its anticipated platinum sales from mine production from April 2005 through January 2007. These transactions are designed to hedge a total of 150,800 ounces of platinum sales from mine production for the next twenty-two months at an overall average price of approximately $817 per ounce.

     The Company enters into fixed forwards and financially settled forwards relating to secondary processing of catalysts materials. These transactions are accounted for as cash-flow hedges. These sales of metals from processing secondary materials are sold forward at the time of receipt and delivered against the cash flow hedges when the ounces are recovered. All of these open transactions will settle at various periods through July 2005 (see Note 9 to the Company’s consolidated financial statements). The unrealized gain related to secondary processing on these instruments due to changes in metal prices at March 31, 2005 was $0.1 million. The corresponding unrealized loss on these instruments was $1.3 million at March 31, 2004. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedge contract prices by a predetermined margin limit. The Company had no margin deposits outstanding or required at March 31, 2005 or March 31, 2004.

     Until these contracts mature, any net change in the value of the hedging instrument, due to changes in metal prices, is reflected in stockholders’ equity in accumulated other comprehensive income (AOCI). A net unrealized loss of $4.7 million on these hedging instruments ($4.8 million unrealized loss related to financially settled forwards for mine production and a $0.1 million unrealized gain related to fixed forwards for secondary processing), existing at March 31, 2005, is reflected in AOCI (see Note 4 to the Company’s consolidated financial statements). Because these hedges are highly efficient, when these instruments are settled any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sales and will be recognized at that time in operating income. All commodity instruments outstanding at March 31, 2005 are expected to be settled within the next twenty- two months.

     A summary of the Company’s derivative financial instruments as of March 31, 2005, is as follows:

Mine Production:
Financially Settled Forwards

	Platinum	Average
	Ounces	Price	Index
Second Quarter 2005	20,000	$807	Monthly London PM Average
Third Quarter 2005	23,200	$810	Monthly London PM Average
Fourth Quarter 2005	23,200	$801	Monthly London PM Average
First Quarter 2006	24,400	$818	Monthly London PM Average
Second Quarter 2006	21,000	$813	Monthly London PM Average
Third Quarter 2006	20,000	$820	Monthly London PM Average
Fourth Quarter 2006	16,000	$857	Monthly London PM Average
First Quarter 2007	3,000	$855	Monthly London PM Average

Secondary Processing:
Fixed Forwards

	Platinum		Palladium		Rhodium
	Ounces	Price	Ounces	Price	Ounces	Price
Second Quarter 2005	10,864	$867	5,138	$190	1,517	$1,535
Third Quarter 2005	2,178	$880	—	$—	—	$—

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

     As of March 31, 2005, the Company had $131.2 million outstanding under the term loan facility, bearing interest based on a variable rate plus a margin (LIBOR plus 3.25%, or 5.94% at March 31, 2005). As of March 31, 2005, the Company’s credit facility allows the Company to choose between loans based on LIBOR plus a spread of 3.25% or alternative base rate loans plus a spread of 2.25%. The alternative base rate is a rate determined by the administrative agent under the new credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 5.75% at March 31, 2005. The final maturity of the term loan facility is July 30, 2010.

     As of March 31, 2005, the Company had a $40 million revolving credit facility. This revolving credit facility includes a letter of credit facility. The Company has obtained a letter of credit in the amount of $7.5 million, which reduces the amounts available under the revolving credit facility to $32.5 million at March 31, 2005. The letter of credit carries an annual fee of 3.13% at March 31, 2005. The remaining unused portion of the revolving credit facility carries an annual commitment fee of 0.75%.

     If the annual effective interest rate of the variable rate debt increases (or decreases) by 1%, the effect on interest expense would be an increase (or a decrease) of approximately $1.3 million annually.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is involved in various claims and legal actions arising in the ordinary course of business, including employee injury claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity and the likelihood that a loss contingency will occur in connection with these claims is remote.

Stockholder Litigation

     In 2002, nine lawsuits were filed against the Company and certain senior officers in United States District Court, Southern District of New York, purportedly on behalf of a class of all persons who purchased or otherwise acquired common stock of the Company from April 20, 2001 through and including April 1, 2002. They assert claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by the Company regarding its financial performance and, in particular, its accounting for probable ore reserves. In July 2002, the court consolidated these actions, and in May 2003, the case was transferred to federal district court in Montana. In May 2004, defendants filed a motion to dismiss plaintiffs’ second amended complaint, and in June 2004, plaintiffs filed their opposition and defendants filed their reply. Defendants have reached an agreement in principle with plaintiffs to settle the federal class action subject to documentation and court approval. Under the proposed agreement, any settlement amount will be paid by the Company’s insurance carrier and will not involve any out-of-pocket payment by the Company or the individual defendants. In light of the proposed settlement, the parties requested and the court has ordered that the hearing on defendants’ motion to dismiss be continued from April 22, 2005 to June 24, 2005.

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

STILLWATER MINING COMPANY (Registrant)

Date: May 4, 2005	By:	/s/ Francis R. McAllister

Francis R. McAllister Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2005
	By:	/s/ Gregory A. Wing

Gregory A. Wing Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated May 4, 2005.
31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated May 4, 2005.
32.1	Section 1350 Certification, dated May 4, 2005.
32.2	Section 1350 Certification, dated May 4, 2005.