Form 10-Q
period 2005-06-30
STILLWATER MINING CO /DE/
filed 2005-08-08
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005.
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☐ NO ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): YES ☑ NO ☐
At August 2, 2005, the Company had outstanding 90,753,738 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:

Mine production	$75,845	$44,345	$140,034	$116,647
PGM Recycling	16,849	12,026	41,958	28,186
Sales of palladium received in the Norilsk Nickel transaction and other	32,716	27,836	70,821	40,067

Total revenues	125,410	84,207	252,813	184,900

Costs and expenses:
Cost of metals sold:
Mine production	53,231	19,504	95,546	66,799
PGM Recycling	15,857	10,775	39,321	26,144
Sales of palladium received in Norilsk Nickel transaction and other	30,382	18,572	65,627	26,424

Total cost of metals sold	99,470	48,851	200,494	119,367

Depreciation and amortization:
Mine production	19,895	14,910	40,741	29,907
PGM Recycling	14	12	27	23

Total depreciation and amortization	19,909	14,922	40,768	29,930

Total costs of revenues	119,379	63,773	241,262	149,297
General and administrative	4,948	3,926	9,888	7,649

Total costs and expenses	124,327	67,699	251,150	156,946
Operating income	1,083	16,508	1,663	27,954

Other income (expense)
Interest income	1,178	386	2,192	671
Interest expense	(2,876)	(3,360)	(5,678)	(7,261)

Income (loss) before income taxes and cumulative effect of change in accounting	(615)	13,534	(1,823)	21,364
Income tax provision (see Note 10)	—	—	(3)	—

Income (loss) before cumulative effect of change in accounting	(615)	13,534	(1,826)	21,364
Cumulative effect of change in accounting		—	—	6,035

Net income (loss)	$(615)	$13,534	$(1,826)	$27,399

Other comprehensive income (loss)	(2,218)	3,397	(1,957)	2,914

Comprehensive income (loss)	$(2,833)	$16,931	$(3,783)	$30,313

See notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
(Continued)	June 30,		June 30,
	2005	2004	2005	2004

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of change in accounting	$(615)	$13,534	$(1,826)	$21,364
Cumulative effect of change in accounting	—	—	—	6,035

Net income (loss)	$(615)	$13,534	$(1,826)	$27,399

Weighted average common shares outstanding
Basic	90,608	90,146	90,550	90,022
Diluted	90,608	90,541	90,550	90,293

Basic earnings (loss) per share
Income (loss) before cumulative effect of change in accounting	$(0.01)	$0.15	$(0.02)	$0.23
Cumulative effect of change in accounting	—	—	—	0.07

Net income (loss)	$(0.01)	$0.15	$(0.02)	$0.30

Diluted earnings (loss) per share
Income (loss) before cumulative effect of change in accounting	$(0.01)	$0.15	$(0.02)	$0.23
Cumulative effect of change in accounting	—	—	—	0.07

Net income (loss)	$(0.01)	$0.15	$(0.02)	$0.30

See notes to consolidated financial statements

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

		December 31,
	June 30, 2005	2004
ASSETS
Current assets
Cash and cash equivalents	$141,316	$96,052
Restricted cash	2,685	2,650
Investments	—	13,150
Inventories	116,924	159,942
Accounts receivable	23,005	18,186
Deferred income taxes	3,801	6,247
Other current assets	11,685	7,428

Total current assets	299,416	303,655

Property, plant and equipment, net	434,147	434,924
Other noncurrent assets	5,800	6,139

Total assets	$739,363	$744,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,537	$15,029
Accrued payroll and benefits	15,700	13,395
Property, production and franchise taxes payable	5,863	9,183
Current portion of long-term debt and capital lease obligations	1,940	1,986
Portion of debt repayable upon liquidation of finished palladium in inventory	18,916	19,076
Fair value of derivative instruments	6,922	4,965
Other current liabilities	4,651	3,604

Total current liabilities	68,529	67,238
Long-term debt and capital lease obligations	135,303	143,028
Deferred income taxes	3,801	6,247
Other noncurrent liabilities	19,401	15,476

Total liabilities	227,034	231,989

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 90,705,229 and 90,433,665 shares issued and outstanding	907	904
Paid-in capital	608,428	604,177
Accumulated deficit	(85,743)	(83,918)
Accumulated other comprehensive loss	(6,922)	(4,965)
Unearned compensation — restricted stock awards	(4,341)	(3,469)

Total stockholders’ equity	512,329	512,729

Total liabilities and stockholders’ equity	$739,363	$744,718

See notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Cash flows from operating activities
Net income (loss)	$(615)	$13,534	$(1,826)	$27,399

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,909	14,922	40,768	29,930
Cumulative effect of change in accounting	—	—	—	(6,035)
Stock issued under employee benefit plans	1,191	1,038	2,318	2,096
Amortization of debt issuance costs	159	286	319	566
Share-based compensation	666	274	1,055	274

Changes in operating assets and liabilities:
Inventories	21,606	(11,112)	43,018	882
Accounts receivable	(3,819)	8,585	(4,819)	(14,014)
Accounts payable	9	1,504	(492)	1,312
Other	(4,167)	(4,448)	(73)	(2,727)

Net cash provided by operating activities	34,939	24,583	80,268	39,683

Cash flows from investing activities
Capital expenditures	(22,755)	(20,317)	(40,222)	(34,892)
Purchases of investments	(6,440)	(4,250)	(22,671)	(11,000)
Proceeds from sale of investments	24,670	1,000	35,821	8,200

Net cash used in investing activities	(4,525)	(23,567)	(27,072)	(37,692)

Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(7,488)	(517)	(7,941)	(965)
Issuance of common stock, net of stock issue costs	1	2,428	9	2,471

Net cash provided by (used in) financing activities	(7,487)	1,911	(7,932)	1,506

Cash and cash equivalents
Net increase	22,927	2,927	45,264	3,497
Balance at beginning of period	118,389	36,231	96,052	35,661

Balance at end of period	$141,316	$39,158	$141,316	$39,158

See notes to consolidated financial statements

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — General
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Stillwater Mining Company (the “Company”) as of June 30, 2005, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2005 and 2004. Certain prior-period amounts in the consolidated statements of cash flows related to cash equivalents and investments have been reclassified to conform with the current period’s presentation. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.
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
     Effective January 1, 2005, the Company elected early adoption of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123 (R)). SFAS No. 123 (R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and determined on a fair-value-based measurement method. The fair values for stock options and other stock-based compensation awards issued to employees are estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Three months ended June 30,	2005	2004
Weighted average expected lives (years)	3.7	3.8
Average interest rate	3.8%	2.4%
Volatility	62%	64%
Dividend yield	—	—
     The Company has elected to use the modified version of prospective application allowable under the transition provisions of SFAS No. 123 (R). Using this modified transition method, compensation cost is recognized for (1) all awards granted, modified, cancelled, or repurchased after the date of adoption and (2) the unvested portion of previously granted awards for which the requisite service has not yet been rendered as of the date of adoption, based on the fair value of those awards on the grant-date. The compensation cost, including options and restricted stock, was approximately $0.6 million and $1.1 million for the three and six month periods ended June 30, 2005, respectively.
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

(in thousands except per share data)

	Three months	Six months
	ended June 30,	ended June 30,
	2004	2004
Net income (loss), as reported	$13,534	$27,399
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	274	274
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax	(445)	(603)

Pro forma net income (loss)	$13,363	$27,070

Earnings (loss) per share

Basic — as reported	$0.15	$0.30
Basic — pro forma	$0.15	$0.30
Diluted — as reported	$0.15	$0.30
Diluted — pro forma	$0.15	$0.30
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
     The effect of this change in accounting method is included in the reported amounts for the comparative three and six month periods ended June 30, 2004. The six month period ended June 30, 2004, includes a cumulative effect benefit of approximately $6.0 million relating to this change in accounting method.
Note 4 — Comprehensive Income
     Comprehensive income consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income. As of June 30, 2005 and 2004, such items consist of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities.
     The Company had commodity instruments relating to fixed forward metal sales and financially settled forwards outstanding during the second quarter of 2005. The net unrealized loss on these instruments, $6.9 million at June 30, 2005, will be reflected in other comprehensive income until these instruments are settled. All commodity instruments outstanding at June 30, 2005, are expected to be settled within the next twenty-three months (see Note 9).
     The Company’s interest rate swaps, which were accounted for as hedging instruments, matured on March 4, 2004 (see Note 9).
     The following summary sets forth the changes in accumulated other comprehensive loss in stockholders’ equity:

(in thousands)	Interest	Commodity
As of June 30, 2005	Rate Swaps	Instruments	Total

Balance at December 31, 2004	$—	$(4,965)	$(4,965)
Reclassification to earnings	—	2,377	2,377
Change in value	—	(4,334)	(4,334)

Balance at June 30, 2005	$—	$(6,922)	$(6,922)

(in thousands)	Interest	Commodity
As of June 30, 2004	Rate Swaps	Instruments	Total

Balance at December 31, 2003	$(269)	$(551)	$(820)
Reclassification to earnings	269	11	280
Change in value	—	2,634	2,634

Balance at June 30, 2004	$—	$2,094	$2,094

Note 5 — Inventories
     Inventories consisted of the following:

(in thousands)	June 30,	December 31,
	2005	2004

Metals Inventory
Raw ore	$1,303	$672
Concentrate and in-process	21,353	20,512
Finished goods	34,188	42,777
Palladium inventory from Norilsk Nickel transaction	47,774	84,835

	104,618	148,796
Materials and supplies	12,306	11,146

	$116,924	$159,942

Note 6 — Long-Term Debt
Credit Agreement
     On August 3, 2004, the Company entered into a $180 million credit facility with a syndicate of financial institutions. The credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 325 basis points, or 6.375% at June 30, 2005) and a $40 million five-year revolving credit facility bearing interest, when drawn, at a variable rate plus a margin (LIBOR plus 225 basis points, or 5.375% at June 30, 2005) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility; undrawn letters of credit issued under this facility currently carry an annual fee of 2.375%. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced in August 2004.
     As of June 30, 2005, the Company has $123.9 million outstanding under the term loan facility. During 2004, the Company obtained letters of credit in the amount of $7.5 million as surety for its long-term reclamation obligation at East Boulder Mine. During the second quarter of 2005, the Company obtained letters of credit in the amount of $6.6 million as collateral for surety bonds. These letters of credit reduce amounts available under the revolving credit facility to $25.9 million at June 30, 2005.
     The credit facility requires as prepayments 50% of the Company’s annual excess cash flow, plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Such prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The Company’s term loan facility allows the Company to choose between LIBOR loans of various maturities plus a spread of 3.25% or alternate base rate loans plus a spread of 2.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 6.0% at June 30, 2005. The alternate base rate applies only to that portion of the term loan facility in any period for which the Company has not elected to use LIBOR contracts. Substantially all the property and assets of the Company are pledged as security for the credit facility.
     In accordance with the terms of the credit facility, the Company is required to remit 25% of the net proceeds from sales of palladium received in the Norilsk Nickel transaction to prepay the Company’s term loan facility. As of June 30, 2005, $20.2 million of the Company’s long-term debt has been classified as a current liability, including approximately $18.9 million expected to be prepaid during the next twelve months out of the net proceeds from palladium sales under this arrangement. The Company’s credit facility contains a provision that defers each prepayment related to the sales of palladium received in the Norilsk Nickel transaction until the accumulated amount due reaches a specified level. The accumulated amount at June 30, 2005, of approximately $5.3 million is included on the Company’s consolidated balance sheet as a current liability in the portion of long-term debt repayable upon liquidation of finished palladium in inventory.
     The following is a schedule of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility at June 30, 2005, without regard to any prepayments required to be offered from sales of palladium received in the Norilsk Nickel transaction or out of excess cash flow:

Year ended (in thousands)	Term facility
2005 (July -December)	$626
2006	1,251
2007	1,251
2008	1,251
2009	1,252
2010	118,266

Total	$123,897

Under the provisions of the credit facility, all unscheduled prepayments against the outstanding term loan balance (whether from sales of palladium received in the Norilsk Nickel transaction, out of excess cash flow, or voluntarily at Company discretion) are applied pro rata to reduce the amount of each future scheduled prepayment in the table above.
     The Company is in compliance with its covenants under the credit facility at June 30, 2005.
Note 7 — Earnings per Share
     Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the provisions of SFAS No. 128, Earnings per Share, antidilutive securities are excluded in computing diluted earnings per share. No adjustments were made to reported net income in the computation of earnings per share.
     All stock options (1,605,623 options) and all restricted stock (584,420 shares) were antidilutive for the three months and six months ended June 30, 2005, because the Company reported a net loss for the respective periods and inclusion of any of these options and shares would have reduced the net loss per share.

     Outstanding options to purchase 1,402,915 shares of common stock were excluded from the computation of diluted earnings per share for the three-month period ended June 30, 2004, because the effect would have been antidilutive using the treasury stock method as the exercise price of the options was greater than the average market price of the common shares. The effect of outstanding stock options on diluted weighted average shares outstanding was an increase of 178,143 shares for the three-month period ended June 30, 2004. Similarly, outstanding options to purchase 1,470,460 shares of common stock were excluded from the computation of diluted earnings per share for the six-month period ended June 30, 2004, because the effect would have been antidilutive using the treasury stock method since the exercise price of the options was greater than the average market price of the common shares. The effect of outstanding stock options on diluted weighted average shares outstanding was an increase of 160,695 shares for the six-month period ended June 30, 2004.
     On May 3, 2005, 10,904 shares of restricted stock were granted to the non-management directors serving on the Company’s Board of Directors. These shares of restricted stock will vest on November 2, 2005. On May 3, 2005, 225,346 shares of restricted stock were granted to members of management. These shares of restricted stock are scheduled to vest on May 2, 2008. On April 29, 2004, the Company granted 6,816 shares of restricted stock to non-management directors; these shares vested on October 29, 2004. On May 7, 2004, the Company granted 348,170 shares of restricted stock to certain members of management; these shares will vest on May 7, 2007. The effect of outstanding restricted stock on diluted weighted average shares outstanding was an increase of 215,151 shares for the three-month period ended June 30, 2004. The effect of outstanding restricted stock on diluted weighted average shares outstanding was an increase of 107,576 shares for the six-month period ended June 30, 2004. There is no effect for 2005 because the Company reported a net loss for the second quarter and first six months of 2005 and inclusion of any of these shares would have reduced the net loss per share.
Note 8 — Long-Term Sales Contracts
Mine Production:
     The Company has entered into three long-term sales contracts with its customers that contain guaranteed floor and ceiling prices for metals delivered, expiring in 2006, 2007 and 2010. Under these long-term contracts, the Company has committed 80% to 100% of its mined palladium production and 70% to 80% of its mined platinum production annually through 2010. Metal sales are priced at a small volume discount to market, subject to floor and ceiling prices. The Company’s remaining production is not committed under these contracts.
     The following table summarizes the floor and ceiling price structures for the three Platinum Group Metals (“PGM”) long-term sales contracts related to mine production. The first two columns for each commodity represent the percent of total mine production that is subject to floor prices and the weighted average floor price per ounce. The second two columns for each commodity represent the percent of total mine production that is subject to ceiling prices and the weighted average ceiling price per ounce.

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
Palladium acquired in connection with the Norilsk Nickel transaction and other activities:
     The Company entered into three sales agreements during the first quarter of 2004 to sell the palladium received in the transaction with Norilsk Nickel. Under these agreements, the Company is selling approximately 36,500 ounces of palladium per month at a slight volume discount to market prices. At this sales rate, the palladium received in the Norilsk Nickel transaction will all have been sold by the end of the first quarter of 2006. Under one of these sales agreements, the Company also sells 3,250 ounces of platinum and 1,900 ounces of rhodium per month at a slight volume discount to market price. At its discretion, the Company may elect to purchase metal in the open market to meet these sales commitments rather than supplying the metal from inventory. During the three months and six months ending June 30, 2005, the Company supplied approximately 8,000 and 21,000 ounces, respectively, of these commitments through open market purchases of platinum and rhodium.
Note 9 — Financial Instruments
     The Company from time to time uses various derivative financial instruments to manage the Company’s exposure to interest rates and market prices associated with changes in palladium, platinum and rhodium commodity prices. Because the Company hedges only with instruments that have a high correlation with the value of the underlying exposures, changes in the fair value of each derivative are expected to be offset by changes in the value of the corresponding hedged transaction.
Commodity Derivatives
     The Company enters into fixed forwards and financially settled forwards that are accounted for as cash-flow hedges to hedge the price risk in its PGM recycling activity and mine production. In the fixed forward transactions, metals contained in the spent catalytic materials are normally sold forward at the time the material is received for processing and subsequently are delivered against the fixed forward contracts when the finished ounces are recovered. Financially settled forwards may be used as a mechanism to hedge against fluctuations in metal prices associated with future mine production. Under financially settled forwards, at each settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. The Company’s financially settled forwards are settled in cash at maturity.
     As of June 30, 2005, the Company was party to financially settled forward agreements covering approximately 61% of its anticipated platinum sales from mine production from July 2005 through May 2007. These transactions are designed to hedge a total of 162,300 ounces of platinum sales from mine production for the next twenty-three months at an overall average price of approximately $830 per ounce. The unrealized loss on financially settled forwards on mine production due to changes in metals prices at June 30, 2005, was approximately $6.4 million.
     As of June 30, 2005, the Company was party to fixed forward agreements, which settle at various periods through October 2005 on metals to be recovered through the Company’s PGM recycling activities. The unrealized loss on these instruments due to changes in metal prices at June 30, 2005, was $0.5 million. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedge contract prices by a predetermined margin limit. The Company had no margin deposits outstanding or required at June 30, 2005.
     Until these forward contracts mature, any net change in the value of the hedging instrument due to changes in metal prices is reflected in stockholders’ equity in accumulated other comprehensive income. A net unrealized loss of $6.9 million on these hedging instruments, existing at June 30, 2005, is reflected in accumulated other comprehensive income (See Note 4). When these instruments are settled, any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sales and will be recognized at that time in operating income. All commodity instruments outstanding at June 30, 2005, are expected to be settled within the next twenty-three months.
     A summary of the Company’s derivative financial instruments as of June 30, 2005, is as follows:

Mine Production:
Financially Settled Forwards

	Platinum	Average
	Ounces	Price	Index
Third Quarter 2005	23,200	$810	Monthly London PM Average
Fourth Quarter 2005	23,200	$801	Monthly London PM Average
First Quarter 2006	24,400	$818	Monthly London PM Average
Second Quarter 2006	25,500	$823	Monthly London PM Average
Third Quarter 2006	21,000	$823	Monthly London PM Average
Fourth Quarter 2006	21,000	$862	Monthly London PM Average
First Quarter 2007	16,000	$870	Monthly London PM Average
Second Quarter 2007	8,000	$876	Monthly London PM Average
PGM Recycling: Fixed Forwards

	Platinum	Average	Palladium	Average	Rhodium	Average
	Ounces	Price	Ounces	Price	Ounces	Price

Third Quarter 2005	17,192	$877	3,801	$185	1,780	$1,911
Fourth Quarter 2005	3,286	$889	—	—	—	—
Interest Rate Derivatives
     The Company entered into two identical interest rate swap agreements fixing the interest rate on $100.0 million of the Company’s debt, which were effective March 4, 2002, and matured on March 4, 2004. These interest rate swap agreements were accounted for as a cash flow hedge. During six months ended June 30, 2004, a hedging loss of $0.3 million was recognized in interest expense. The Company had no interest rate derivatives outstanding at June 30, 2005, or June 30, 2004.
Note 10 — Income Taxes
     The Company computes income taxes using the asset and liability approach as defined in SFAS No. 109, Accounting for Income Taxes, which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. At June 30, 2005, the Company has net operating loss carryforwards (NOL’s), which expire in 2009 through 2024. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which the Company considers more likely than not will not be realized. Except for statutory minimum payments required under certain state tax laws, the Company has not recognized any income tax provision or benefit for the three- and six-month periods ended June 30, 2005, and 2004, as any changes in the net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.
Note 11 — Segment Information
     The Company operates two reportable business segments: Mine Production and PGM Recycling. These segments are managed separately based on fundamental differences in their operations. The Mine Production segment consists of two business components: the Stillwater Mine and the East Boulder Mine. The Mine Production segment is engaged in the development, extraction, processing and refining of PGMs. The Company sells PGMs from mine production under long-term sales contracts, through derivative financial instruments and in open PGM markets. The Stillwater Mine and East Boulder Mine have been aggregated, as both have similar products, processes, customers, distribution methods and economic characteristics. The PGM Recycling segment is engaged in the recycling of spent catalytic materials to recover the PGMs contained in those materials. The Company allocates the costs of the Smelter and Refinery to both the Mine Production segment and to the PGM Recycling segment for internal and segment reporting purposes because the Company’s smelting and refining facilities support the PGM extraction activities of both business segments.
     The All Other group primarily consists of total assets, revenues and costs associated with the palladium received in the Norilsk Nickel transaction, along with assets and costs of other corporate and support functions.
     The Company evaluates performance and allocates resources based on income or loss before income taxes and the cumulative effect of accounting changes.

     The following financial information relates to the Company’s segments:

(in thousands)	Mine	PGM	All
Three months ended June 30, 2005	Production	Recycling	Other	Total

Revenues	$75,845	$16,849	$32,716	$125,410
Depreciation and amortization	$19,895	$14	$—	$19,909
Interest income	$—	$224	$954	$1,178
Interest expense	$—	$—	$2,876	$2,876
Income (loss) before income taxes and cumulative effect of change in accounting	$2,718	$1,203	$(4,536)	$(615)
Capital expenditures	$22,546	$37	$172	$22,755
Total assets	$476,747	$20,817	$241,799	$739,363

(in thousands)	Mine	PGM	All
Three months ended June 30, 2004	Production	Recycling	Other	Total

Revenues	$44,345	$12,026	$27,836	$84,207
Depreciation and amortization	$14,910	$12	$—	$14,922
Interest income	$—	$274	$112	$386
Interest expense	$—	$—	$3,360	$3,360
Income before income taxes and cumulative effect of change in accounting	$9,931	$1,513	$2,090	$13,534
Capital expenditures	$20,094	$25	$198	$20,317
Total assets	$481,986	$18,889	$220,603	$721,478

(in thousands)	Mine	PGM	All
Six months ended June 30, 2005	Production	Recycling	Other	Total

Revenues	$140,034	$41,958	$70,821	$252,813
Depreciation and amortization	$40,741	$27	$—	$40,768
Interest income	$—	$493	$1,699	$2,192
Interest expense	$—	$—	$5,678	$5,678
Income (loss) before income taxes and cumulative effect of change in accounting	$3,744	$3,103	$(8,673)	$(1,826)
Capital expenditures	$39,996	$29	$197	$40,222
Total assets	$476,747	$20,817	$241,799	$739,363

(in thousands)	Mine	PGM	All
Six months ended June 30, 2004	Production	Recycling	Other	Total

Revenues	$116,647	$28,186	$40,067	$184,900
Depreciation and amortization	$29,907	$23	$—	$29,930
Interest income	$—	$459	$212	$671
Interest expense	$—	$—	$7,261	$7,261
Income (loss) before income taxes and cumulative effect of change in accounting	$19,941	$2,478	$(1,055)	$21,364
Capital expenditures	$34,665	$25	$202	$34,892
Total assets	$481,986	$18,889	$220,603	$721,478

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
     The following commentary provides management’s perspective and analysis regarding the financial and operating performance of Stillwater Mining Company (the “Company”) for the three and six month periods ended June 30, 2005. It consists of the following subsections:
•	“Overview” — a brief summary of the primary financial position, the primary factors affecting the Company’s results.

•	“Key Factors” — indicators of profitability and efficiency at the Company’s various operations individually and, where relevant, on a consolidated basis.

•	“Results of Operations” — a discussion and analysis of the specific operating and financial results for the three and six months ended June 30, 2005, as compared to the same periods in 2004.

•	“Liquidity and Capital Resources” — a discussion of the Company’s cash flow and liquidity, investing and financing activities, and significant contractual obligations.

•	“Critical Accounting Policies” — a review of accounting policies the Company considers critical because they involve assumptions that could have a material effect on the Company’s reported assets, liabilities, income or cash flow and that require difficult, subjective or complex judgments by management.
     These items should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in this quarterly report and in the Company’s 2004 Annual Report on Form 10-K.
Overview
     Stillwater Mining Company mines, processes, refines and markets palladium, platinum and minor amounts of other metals from the J-M Reef, an extensive trend of Platinum Group Metal (PGM) mineralization located in Stillwater and Sweet Grass Counties in south central Montana. The Company operates two mines: Stillwater and East Boulder, within the J-M Reef, each with substantial underground operations and a surface mill and concentrator. Concentrates produced at the two mines are shipped to the Company’s smelter and base metals refinery at Columbus, Montana, where they are further processed into a PGM filter cake that is sent to third-party refiners for final processing. Substantially all finished platinum and palladium produced from mining is sold under contracts with three major automotive manufacturers for use in automotive catalytic converters. The Company also recycles spent catalyst material to recover PGMs through its processing facilities in Columbus, Montana.
     Two factors heavily influence the Company’s profitability: the volatility of PGM prices and the Company’s cost structure. Metal prices are dictated by market forces and so are beyond the direct control of the Company, although market effects can be mitigated through long-term sales agreements and at times through hedging activities. Although Stillwater is the only primary producer of PGMs in the United States, several international mining companies either produce PGMs as a byproduct of other refining or enjoy ores with a substantially higher proportion of the historically higher-priced platinum over palladium. The Company does not enjoy these advantages and has a higher cost structure than many of its competitors. The level of ore production generally affects the Company’s unit costs, and is driven by the consistency and quality of the ore mined, by the mining method used, and by overall operating efficiency. The Company spends substantial amounts of development capital each year in the mines to sustain ongoing production. In view of these challenges, minimizing unit operating costs in a safe and efficient manner continues to be the principal operating focus of the Company.
     In 1998, the Company entered into three long-term sales contracts with automobile manufacturers that commit most of the mines’ platinum and palladium production through 2010. While two of these contracts will expire before 2010, the terms of the third contract provide for it to absorb the share of production made available by the expiring agreements. These contracts all have floor prices (see Note 8 to the Company’s consolidated financial statements)

that, in the recent low price environment for palladium, have been of significant benefit in allowing the Company to continue operating profitably. Unless these contracts are extended or modified, as to which there can be no assurance, all three contracts will have expired by the end of 2010. At that time, the Company could be fully exposed to market prices and the absence of these contracts after 2010 could materially affect the Company’s operating results.
     In February 2004, the Company entered into three sales agreements to sell the 877,169 ounces of finished palladium that it received in June 2003 as partial payment for a purchase of Company shares by Norilsk Nickel. These palladium sales are taking place ratably over a two-year period that will conclude in the first quarter of 2006. As of June 30, 2005, the Company had sold in total approximately 595,000 of the ounces received from Norilsk Nickel. During the three- and six-month periods ended June 30, 2005, the Company recognized $32.7 million and $70.8 million, respectively, in revenues from the sale of approximately 110,000 and 219,000 ounces, respectively, of this palladium and from other related sales activity.
     The Company reported a net loss of $0.6 million, or $0.01 per diluted share for the second quarter of 2005, compared to net income of $13.5 million, or $0.15 per diluted share for the second quarter of 2004. The second-quarter 2005 net loss reflects higher non-cash depreciation and amortization expense primarily due to capital development placed in service during 2005 and the amortization of the those assets over a shorter period due to the Company’s change in accounting for the amortization of capital mine development costs (see Note 3 to the Company’s consolidated financial statements). The Company generated positive cash flow during the second quarter of 2005 and had cash and cash equivalents of $141.3 million at June 30, 2005.
     The Company reported a net loss of $1.8 million, or $0.02 per diluted share in the first six months of 2005, compared to net income of $27.4 million, or $0.30 per diluted share in the first six months 2004. The year-to-date 2005 net loss reflects higher non-cash depreciation and amortization expense primarily due to capital development placed in service during 2005 and the amortization of the those assets over a shorter period due to the Company’s change in accounting for the amortization of capital mine development costs (see Note 3 to the Company’s consolidated financial statements). Results for the six-month period ended June 30, 2004, include the benefit of approximately $6.0 million related to the cumulative effect of this accounting change. The Company generated positive cash flow during the first six months of 2005 and had cash and cash equivalents of $141.3 million at June 30, 2005, up from $96.1 million at year end 2004. If highly liquid short-term investments available for sale at December 31, 2004, are included, the Company’s liquidity increased by $32.1 million during the first six months of 2005 to $141.3 million of liquidity at June 30, 2005, from $109.2 million as of December 31, 2004.
     The Company’s primary activities during 2005 and 2004 consist of mine production, recycling of PGM catalysts, and the sale of palladium received in the 2003 Norilsk Nickel transaction.
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
     Ore production at the Stillwater Mine averaged 1,951 and 2,067 tons of ore per day during the second quarter and the first six months of 2005, respectively, a 2% decrease and 4% increase over the 1,995 tons of ore per day averaged during 2004, reflecting a focus in 2005 on improving the developed state of the Stillwater Mine rather than on expanded production.
     The Company continues its efforts to increase production at the East Boulder Mine. The increased rate of production at the East Boulder Mine was originally planned for early 2005. The mine is being further developed in order to achieve a higher production level through the following initiatives:
•	additional primary development to increase the number of ramp systems and working faces;

•	additional diamond drilling associated with increased primary development; and

•	development of two new ventilation raises to surface to support a larger amount of equipment while improving underground air quality related to diesel particulate matter (DPM).
     The development of the new ventilation raises has progressed more slowly than planned, most likely delaying achievement of 1,650 tons per day of ore production at East Boulder. In the meantime, the Company is utilizing the delay to expand its drill definition program and to implement more selective mining methods at East Boulder. The rate of ore production at the East Boulder Mine averaged 1,273 and 1,294 tons of ore per day during the second quarter and the first six months of 2005, respectively, a decrease of 4% and 2% from the 1,326 tons of ore per day averaged during 2004. In 2005, some of the productive capacity of the mine has been diverted into mine development efforts that are expected to improve productivity and reduce unit costs over the longer term.
     The grade of the Company’s ore reserves, measured in combined platinum and palladium ounces per ton, is a composite average of samples in all ore reserve areas. As is common in underground mines, the grade of ore mined and the recovery rate realized varies from area to area. In particular, mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. For the three month and six month periods ended June 30, 2005, the average mill head grade for all tons processed from the Stillwater Mine was 0.53 and 0.54 PGM ounces per ton of ore, respectively, a 12% and 5% decrease, respectively, from the same periods in 2004. For the three month and six month periods ended June 30, 2005, the average mill head grade for all tons processed from the East Boulder Mine was 0.38 PGM ounces per ton of ore in each period, a 0% and 3% decrease, respectively, from the grade for the same periods in 2004.
     During the three- and six-month periods ended June 30, 2005, the Company’s mining operations produced a total of 138,581 and 283,081 ounces of PGMs, respectively, slightly ahead of the 2005 plan in each period. The Company expects total mine production of between 550,000 and 570,000 PGM ounces for 2005, approximately the same production level as in 2004.
     As a result of the need to improve the developed state of the mines, the Company has increased development spending in 2005 at both mines. For the second quarter of 2005, primary development totaled 10,509 feet at the Stillwater Mine and 4,525 feet at the East Boulder Mine. These numbers represent 30% and 46% increases from the average quarterly feet of advance in 2004, respectively. Management believes this investment in mine development during 2005 will result in more efficient and productive mining operations over the longer term. Capital spending requirements are expected to decline in future years following completion of the expanded 2005-2006 development program.
     The Company shut down its smelting and refining facilities in Columbus, Montana for approximately five weeks during the second quarter of 2004 for rebricking of the smelter furnace and other refurbishment. Production at the mines was not interrupted during the shutdown, but mill concentrates were stockpiled until the Columbus facilities came back on line. As a result, final processing of a substantial portion of second-quarter 2004 mine output was delayed until the third and fourth quarters of 2004, affecting second-quarter 2004 financial and operating results.
     A new three-year labor agreement covering represented employees at the Company’s East Boulder facility has been ratified by the union membership. The new agreement took effect on July 10, 2005, extends until July 1, 2008, and provides for 3% wage increases in each year of the agreement. The corresponding labor agreement covering the Company’s represented employees at the Stillwater Mine and the Columbus metal processing facilities expired on June 30, 2004. In July of 2004, following a ten-day labor action, a new three-year contract was ratified. That agreement also provides for 3% annual wage increases and is scheduled to expire on July 1, 2007.
     On January 1, 2006, new federal regulations will take effect, tightening diesel particulate matter (DPM) exposure limits from the current maximum permissible level of 308 µg/m3 of elemental carbon to a new limit of 160 µg/m3 of total carbon. Appropriate measurement methods and emission control technologies do not yet exist that will ensure compliance in our mining environment with these new regulations. The Company is aggressively exploring existing technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with MSHA, NIOSH and various other companies in the mining industry to share best practices and consider compliance alternatives. However, the Company does not expect to be in compliance with the new standard at January 1, 2006. While the federal agencies charged with enforcing the tighter limits are aware of these industry concerns, there can be no assurance that after January 1, 2006, the Company will not be held in violation of the new standard and be subject to the penalties prescribed by regulation.
PGM Recycling
     PGMs contained in spent catalytic converter materials are recycled and processed by the Company through its metallurgical complex. A sampling facility for the recycled materials is used to crush and sample spent catalysts prior to their being blended for smelting in the electric furnace. The spent catalytic material is sourced by third parties, primarily from automobile repair shops and automobile yards that disassemble old cars for the recycling of their parts.
     The Company has been processing small spot shipments of spent catalysts since 1997. In October 2003, the

Company entered into a metal sourcing agreement with a major supplier under which the Company contractually purchases spent catalytic materials for recycling. The Company amended this agreement in June 2005 to increase the volume of material available for recycling. While the commercial terms of this agreement are confidential, in the event of a change in business circumstances, the Company can terminate the agreement upon ninety days’ notice. In addition to volumes under this supply agreement, the Company from time to time accepts certain other shipments of catalytic material for processing, both for its own account and on a tolling basis.
     PGM recycling allows the Company to utilize surplus capacity in its processing and refining facilities. The Company’s recycling activity has expanded significantly since 2003. During the three- and six-month periods ended June 30, 2005, the Company processed spent catalytic materials at a rate of about 9.6 and 9.5 tons per day, respectively. Revenues from PGM recycling were $16.8 million and $42.0 million for the three- and six-month periods ended June 30, 2005, respectively, compared to $12.0 million and $28.2 million in the corresponding periods of 2004.
Ore Reserves
     The Company updates its proven and probable ore reserves annually, following the guidelines for ore reserve determination contained in the SEC’s Industry Guide No. 7. Ore reserves are modeled from a long-term mine plan and are based on the twelve-quarter rolling average market price for each final product, adjusted for specific contractual arrangements and other externalities. Ore may be classified as proven or probable and reported as reserves in the Company’s financial statements and other public filings only if extraction and sale results in positive cumulative, undiscounted cash flow.
     In the Company’s 2004 Annual Report on Form 10-K, the Company included a chart illustrating the sensitivity of the Company’s proven and probable reserves to the combined long-term average price for palladium and platinum. As shown in the chart, at a combined long-term average price below approximately $342 per ounce, the ore reserves begin to be constrained by economics and a reduction in reported ore reserves may become necessary. At December 31, 2004, the twelve-quarter trailing average price for palladium and platinum that is used in the Company’s reserve determinations was $357 per ounce. As of June 30, 2005, the Company’s combined twelve-quarter rolling average price had declined to about $349 per ounce, still above the threshold for economic constraint but reflecting a downward drift in palladium prices during the first half of the year. If combined PGM prices were to continue to decline and the 2004 economic model remains unchanged, the Company believes that an economic adjustment to ore reserves might be required as early as the end of 2005.
     At December 31, 2003, when the Company last incurred a reserve writedown, it also triggered an impairment analysis under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that resulted in a substantial valuation adjustment to the Company’s assets. The Company is unable to predict at this time whether or not any economic adjustment to ore reserves at December 31, 2005, would result in an additional adjustment to the carrying value of the Company’s assets.
Other Matters
     As of June 30, 2005, the Company has secured platinum prices in the forward market by entering into financially settled forward transactions covering approximately 61% of the Company’s anticipated platinum mine production for delivery during the period from July 2005 through May 2007. The Company believes that the current wide spread between palladium and platinum prices may narrow if consumers, driven by unusually high platinum prices, switch from using platinum to palladium for existing and new applications. The Company notes that the price of platinum could weaken if this switching occurs and so has entered into derivative contracts on a portion of future sales. At June 30, 2005, the Company has open financially settled forward contracts covering a total of 162,300 ounces of platinum at an overall average price of about $830 per ounce. The hedges are expected to modestly reduce the overall future volatility of the Company’s earnings and cash flow. Under these hedging arrangements, in return for protection against downward movements in the platinum price, the Company gives up the benefit of increases in the platinum price on the hedged ounces. The Company realized losses on financially settled forward sales of its mined platinum during the three and six months ended June 30, 2005 of $1.3 million and $2.4 million, respectively.

     Effective May 3, 2005, the Company’s Board of Directors implemented the Stillwater Mining Company Non-Employee Directors’ Deferral Plan, which allows non-employee members of the Board of Directors to defer all or any portion of their director compensation, in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. The plan permits the deferral of cash or stock compensation and provides a 20% match for any cash compensation deferred into the Company’s common shares. At June 30, 2005, six members of the Board of Directors have elected to defer a portion of their compensation under the plan.

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
OPERATING AND COST DATA FOR MINE PRODUCTION

Consolidated:
Ounces produced (000)
Palladium	107	114	218	228
Platinum	32	34	65	67

Total	139	148	283	295

Tons milled (000)	296	302	609	616
Mill head grade (ounce per ton)	0.50	0.53	0.50	0.52

Sub-grade tons milled (000) (1)	24	11	37	26
Sub-grade tons mill head grade (ounce per ton)	0.16	0.28	0.17	0.24

Total tons milled (000) (1)	320	313	646	642
Combined mill head grade (ounce per ton)	0.48	0.52	0.49	0.51
Total mill recovery (%)	91	91	91	91

Total operating costs (000) (Non-GAAP) (2)	$38,022	$33,805	$76,814	$69,401
Total cash costs (000) (Non-GAAP) (2)	$44,561	$38,930	$89,998	$81,048
Total production costs (000) (Non-GAAP) (2)	$64,604	$53,933	$130,969	$111,137

Total operating costs per ounce (Non-GAAP) (3)	$274	$230	$271	$235
Total cash costs per ounce (Non-GAAP) (3)	$322	$264	$318	$274
Total production costs per ounce (Non-GAAP) (3)	$466	$366	$463	$376

Total operating costs per ton milled (Non-GAAP) (3)	$119	$108	$119	$108
Total cash costs per ton milled (Non-GAAP) (3)	$139	$124	$139	$126
Total production costs per ton milled (Non-GAAP) (3)	$202	$172	$203	$173

Stillwater Mine:
Ounces produced (000)
Palladium	76	84	156	165
Platinum	23	25	48	49

Total	99	109	204	214

Tons milled (000)	178	186	374	381
Mill head grade (ounce per ton)	0.59	0.62	0.58	0.60

Sub-grade tons milled (000) (1)	24	11	37	26
Sub-grade tons mill head grade (ounce per ton)	0.16	0.28	0.17	0.24

Total tons milled (000) (1)	202	197	411	407
Combined mill head grade (ounce per ton)	0.53	0.60	0.54	0.57
Total mill recovery (%)	92	92	92	92

Total operating costs (000) (Non-GAAP) (2)	$26,073	$22,639	$52,844	$47,310
Total cash costs (000) (Non-GAAP) (2)	$30,591	$26,061	$61,871	$55,118
Total production costs (000) (Non-GAAP) (2)	$43,794	$35,212	$89,166	$73,466

Total operating costs per ounce (Non-GAAP) (3)	$264	$209	$259	$221
Total cash costs per ounce (Non-GAAP) (3)	$309	$240	$303	$258
Total production costs per ounce (Non-GAAP) (3)	$443	$324	$437	$343

Total operating costs per ton milled (Non-GAAP) (3)	$129	$115	$129	$116
Total cash costs per ton milled (Non-GAAP) (3)	$152	$132	$151	$135
Total production costs per ton milled (Non-GAAP) (3)	$217	$178	$217	$180

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
OPERATING AND COST DATA FOR MINE PRODUCTION
(Continued)

East Boulder Mine:
Ounces produced (000)
Palladium	31	30	62	63
Platinum	9	9	17	18

Total	40	39	79	81

Tons milled (000)	118	116	235	235
Mill head grade (ounce per ton)	0.38	0.38	0.38	0.39

Sub-grade tons milled (000) (1)	—	—	—	—
Sub-grade tons mill head grade (ounce per ton)	—	—	—	—

Total tons milled (000) (1)	118	116	235	235
Combined mill head grade (ounce per ton)	0.38	0.38	0.38	0.39
Total mill recovery (%)	89	88	89	89

Total operating costs (000) (Non-GAAP) (2)	$11,949	$11,166	$23,970	$22,091
Total cash costs (000) (Non-GAAP) (2)	$13,970	$12,869	$28,127	$25,930
Total production costs (000) (Non-GAAP) (2)	$20,810	$18,721	$41,803	$37,671

Total operating costs per ounce (Non-GAAP) (3)	$301	$289	$303	$271
Total cash costs per ounce (Non-GAAP) (3)	$352	$333	$356	$318
Total production costs per ounce (Non-GAAP) (3)	$524	$484	$529	$463

Total operating costs per ton milled (Non-GAAP) (3)	$101	$96	$102	$94
Total cash costs per ton milled (Non-GAAP) (3)	$119	$111	$120	$110
Total production costs per ton milled (Non-GAAP) (3)	$177	$162	$178	$160

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment writedowns, gain or loss on disposal of property, plant and equipment, restructuring costs, and interest income and expense are not included in total operating costs, total cash costs or total production costs. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Cost of Revenues” below for additional detail.

(3)	Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. Please see “Reconciliation of Non-GAAP Measures to Cost of Revenues” below and the accompanying discussion.

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Six months ended
	June 30,		July 30,
	2005	2004	2005	2004
SALES AND PRICE DATA

Ounces sold (000)
Mine Production:
Palladium	121	70	229	188
Platinum	40	20	71	52

Total	161	90	300	240

Other PGM activities:
Palladium	121	118	241	171
Platinum	14	10	39	27
Rhodium	9	2	22	5

Total	144	130	302	203

Total ounces sold	305	220	602	443

Average realized price per ounce (4)
Mine Production:
Palladium	$355	$386	$355	$380
Platinum	$832	$859	$827	$861
Combined	$472	$490	$466	$485

Other PGM activities:
Palladium	$189	$253	$188	$254
Platinum	$865	$833	$857	$783
Rhodium	$1,588	$796	$1,523	$785

Average market price per ounce (4)
Palladium	$192	$256	$190	$249
Platinum	$871	$832	$867	$850
Combined	$359	$382	$350	$380

(4)	The Company’s average realized price represents revenues, including the effect of contractual floor and ceiling prices, hedging gains and losses realized on commodity instruments, and contract discounts, all divided by total ounces sold. Prior period amounts have been adjusted to conform to the current period presentation. The average market price represents the average monthly London PM Fix for palladium, platinum and combined prices and Johnson Matthey quotation for rhodium prices for the actual months of the period.

Reconciliation of Non-GAAP Measures to Cost of Revenues
     The Company utilizes certain non-GAAP measures as indicators in assessing the performance of its mining and processing operations during any period. Because of the processing time required to complete the extraction of finished PGM products, there are typically lags of one to three months between ore production and sale of the finished product. Sales in any period include some portion of material mined and processed from prior periods as the revenue recognition process is completed. Consequently, while cost of revenues (a GAAP measure included in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss)) appropriately reflects the expense associated with the materials sold in any period, the Company has developed certain non-GAAP measures to assess the costs associated with its producing and processing activities in a particular period and to compare those costs between periods.
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
     Total Cost of Revenues: For the Company on a consolidated basis, this measure is equal to consolidated cost of revenues, as reported in the Consolidated Statement of Operations and Comprehensive Income (Loss). For the Stillwater Mine, East Boulder Mine, and other PGM activities, the Company segregates the expenses within cost of revenues that are directly associated with each of these activities and then allocates the remaining facility costs included in consolidated cost of revenues in proportion to the monthly volumes from each activity. The resulting total cost of revenues measures for Stillwater Mine, East Boulder Mine and other PGM activities are equal in total to consolidated cost of revenues as reported in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss).
     Total Production Costs (Non-GAAP): Calculated as total cost of revenues (for each mine or consolidated) adjusted to exclude gains or losses on asset dispositions, costs and profit from PGM recycling activities, and timing differences resulting from changes in product inventories. This non-GAAP measure provides a comparative measure of the total costs incurred in association with production and processing activities in a period, and may be compared to prior periods or between the Company’s mines.
     When divided by the total tons milled in the respective period, Total Production Cost per Ton Milled (Non-GAAP) — measured for each mine or consolidated — provides an indication of the cost per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. And because ore tons are first actually weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Production Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Production Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.
     When divided by the total recoverable PGM ounces from production in the respective period, Total Production Cost per Ounce (Non-GAAP) — measured for each mine or consolidated — provides an indication of the cost per ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because extracting PGM material is ultimately the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Production Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Production Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.
     Total Cash Costs (Non-GAAP): This non-GAAP measure is calculated by excluding the depreciation and amortization and asset retirement costs from Total Production Costs (Non-GAAP) for each mine or consolidated. The Company uses this measure as a comparative indication of the cash costs related to production and processing in any period.
     When divided by the total tons milled in the respective period, Total Cash Cost per Ton Milled (Non-GAAP) — measured for each mine or consolidated — provides an indication of the level of cash costs incurred per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. And because ore tons are first weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Cash Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Cash Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.
     When divided by the total recoverable PGM ounces from production in the respective period, Total Cash Cost per Ounce (Non-GAAP) — measured for each mine or consolidated — provides an indication of the level of cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Cash Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Cash Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.
     Total Operating Costs (Non-GAAP): This non-GAAP measure is derived from Total Cash Costs (Non-GAAP) for each mine or consolidated by excluding royalty, tax, and insurance expenses from Total Cash Costs (Non-GAAP). Royalties, taxes, and insurance costs are contractual or governmental obligations outside of the control of the Company’s mining operations, and in the case of royalties and most taxes, are driven more by the level of sales realizations rather than by operating efficiency. Consequently, Total Operating Costs (Non-GAAP) is a useful indicator of the level of production and processing costs incurred in a period that are under the control of mining operations.
     When divided by the total tons milled in the respective period, Total Operating Cost per Ton Milled (Non-GAAP) — measured for each mine or consolidated — provides an indication of the level of controllable cash costs incurred per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. And because ore tons are first actually weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Operating Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Operating Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.
     When divided by the total recoverable PGM ounces from production in the respective period, Total Operating Cost per Ounce (Non-GAAP) — measured for each mine or consolidated — provides an indication of the level of controllable cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Operating Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Operating Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

Reconciliation of Non-GAAP Measures to Cost of Revenues

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands,)	2005	2004	2005	2004

Consolidated:
Reconciliation to consolidated cost of revenues:
Total operating costs (Non-GAAP)	$38,022	$33,805	$76,814	$69,401
Royalties, taxes and other	6,539	5,125	13,184	11,647

Total cash costs (Non-GAAP)	$44,561	$38,930	$89,998	$81,048
Asset retirement costs	148	93	230	182
Depreciation and amortization	19,895	14,910	40,741	29,907

Total production costs (Non-GAAP)	$64,604	$53,933	$130,969	$111,137
Change in product inventory	37,720	(2,460)	67,830	9,589
Costs of PGM recycling	15,857	10,775	39,321	26,144
PGM recycling depreciation	14	12	27	23
Add: Profit from PGM recycling	1,203	1,513	3,103	2,478
(Gain) or loss on sale of assets and other costs	(19)	—	12	(74)

Total consolidated cost of revenues	$119,379	$63,773	$241,262	$149,297

Stillwater Mine:
Reconciliation to cost of revenues:
Total operating costs (Non-GAAP)	$26,073	$22,639	$52,844	$47,310
Royalties, taxes and other	4,518	3,422	9,027	7,808

Total cash costs (Non-GAAP)	$30,591	$26,061	$61,871	$55,118
Asset retirement costs	107	76	149	149
Depreciation and amortization	13,096	9,075	27,146	18,199

Total production costs (Non-GAAP)	$43,794	$35,212	$89,166	$73,466
Change in product inventory	8,210	(11,439)	3,048	(9,302)
Add: Profit from PGM recycling	861	1,112	2,243	1,798
(Gain) or loss on sale of assets and other costs	(19)	—	(10)	(2)

Total cost of revenues	$52,846	$24,885	$94,447	$65,960

East Boulder Mine:
Reconciliation to cost of revenues:
Total operating costs (Non-GAAP)	$11,949	$11,166	$23,970	$22,091
Royalties, taxes and other	2,021	1,703	4,157	3,839

Total cash costs (Non-GAAP)	$13,970	$12,869	$28,127	$25,930
Asset retirement costs	41	17	81	33
Depreciation and amortization	6,799	5,835	13,595	11,708

Total production costs (Non-GAAP)	$20,810	$18,721	$41,803	$37,671
Change in product inventory	(872)	(9,593)	(844)	(7,533)
Add: Profit from PGM recycling	342	401	859	680
(Gain) or loss on sale of assets and other costs	—	—	22	(72)

Total cost of revenues	$20,280	$9,529	$41,840	$30,746

Other PGM activities:
Reconciliation to cost of revenues:
Change in product inventory	$30,382	$18,572	$65,627	$26,424
PGM recycling depreciation	14	12	27	23
Costs of PGM recycling	15,857	10,775	39,321	26,144

Total cost of revenues	$46,253	$29,359	$104,975	$52,591

Results of Operations
     The Company reported a net loss of $0.6 million for the second quarter of 2005 compared to net income of $13.5 million for the second quarter of 2004, a $14.1 million decrease. The decrease in net income is primarily due to an increase in depreciation and amortization expense in 2005, as compared to 2004, of approximately $5.0 million as a result of additional capital placed in service during 2005. The remainder of the decrease in net income resulted from lower average realized prices and higher costs for raw materials in 2005.
     The Company reported a net loss of $1.8 million for the first six months of 2005 compared to net income of $27.4 million for the same period in 2004, a $29.2 million decrease. The decrease in net income is primarily due to an increase in depreciation and amortization expense in 2005, as compared to 2004, of approximately $10.8 million resulting from additional capital placed in service during 2005, and the approximately $6.0 million cumulative benefit of a change in accounting method recorded in 2004. The remainder of the decrease in net income resulted from lower mine production ounces sold, lower average realized prices and higher costs for raw materials in 2005.
     Three-month period ended June 30, 2005, compared to the three-month period ended June 30, 2004
     Revenues. Revenues were $125.4 million for the second quarter of 2005 compared to $84.2 million for the same period of 2004. The following discussion covers key factors contributing to the increase in revenues:

	Revenues, PGM ounces sold and PGM prices
	Three months ended
	June 30,
				Percentage
(in thousands)	2005	2004	Increase	Change
Revenues	$125,410	$84,207	$41,203	49%

Mine Production Ounces Sold:

Palladium	121	70	51	73%
Platinum	40	20	20	100%

Total	161	90	71	79%

Other PGM Activities Ounces Sold:

Palladium	121	118	3	3%
Platinum	14	10	4	40%
Rhodium	9	2	7	350%

Total	144	130	14	11%

Total Ounces Sold	305	220	85	39%

Average realized price per ounce

Mine Production:
Palladium	$355	$386	$(31)	(8%)
Platinum	$832	$859	$(27)	(3%)
Combined	$472	$490	$(18)	(4%)

Other PGM Activities:
Palladium	$189	$253	$(64)	(25%)
Platinum	$865	$833	$32	4%
Rhodium	$1,588	$796	$792	99%

Average market price per ounce

Palladium	$192	$256	$(64)	(25%)
Platinum	$871	$832	$39	5%
Combined	$359	$382	$(23)	(6%)
     Revenues from mine production were $75.8 million in the second quarter of 2005, compared to $44.3 million for the same period in 2004, a 71% increase. The increase in mine production revenues was due to an increase in the quantity of metals sold — 161,000 ounces in the second quarter of 2005 compared to 90,000 ounces in the same period of 2004. During the second quarter of 2004, the Company’s smelting and refining facilities were shut down for about a month for smelter rebricking and other refurbishment. This 2005 increase in ounces sold was offset by a decrease in combined average realized PGM price per ounce of $472 in the second quarter of 2005, compared to $490 in the same period of 2004, a 4% decrease.
     Revenues from PGM recycling were $16.8 million in the second quarter of 2005, compared to $12.0 million for the same period in 2004. This increase in revenues from PGM recycling was primarily due to an increase in the quantity of recycled PGMs sold of 26,000 ounces in the second quarter of 2005, compared to 20,000 ounces in the same period of 2004, again reflecting the smelter shutdown for rebricking during the second quarter of 2004. The processing of spent catalytic materials generally ramped up during 2004. The increase in revenue is also due to higher prices for platinum and rhodium in the second quarter of 2005 as compared to the same period of 2004.
     During the first quarter of 2004, the Company entered into three sales agreements providing for the Company to sell the palladium ounces received in the Norilsk Nickel transaction. Under these agreements, the Company is selling approximately 36,500 ounces of this palladium per month, at a slight volume discount to market prices. Revenues from sales of palladium received in the Norilsk Nickel transaction and other sales activities were $32.7 million for the second quarter of 2005, compared to $27.8 million for the same period of 2004. Sales of approximately 110,000 ounces of palladium received in the Norilsk Nickel transaction in each of the respective periods generated $20.7 million in revenues during the second quarter of 2005, at an average realized palladium price of approximately $189 per ounce, and $27.8 million in revenues during the second quarter of 2004, at an average realized palladium price of $253 per ounce. Under one of the sales agreements, the Company also has agreed to sell 3,250 ounces of platinum and 1,900 ounces of rhodium per month, either purchased on the open market or produced from the Company’s mining operations. The Company recognized revenue (included above) of $12.0 million on approximately 2,000 ounces of platinum and 10,000 ounces of rhodium that were purchased in the open market and re-sold under this sales agreement for the three months ended June 30, 2005; no comparable sales revenues from purchased metal were recorded during the second quarter of 2004.
     The Company has approximately 282,750 ounces of palladium received in the Norilsk Nickel transaction remaining in inventory at June 30, 2005.
     Cost of metals sold. Cost of metals sold was $99.5 million for the second quarter of 2005, compared to $48.9 million for the same period of 2004, a 104% increase; the difference is driven primarily by production costs incurred and inventoried during the second quarter 2004 shutdown of the Company’s smelter and refinery for rebricking and other refurbishment.
     The cost of metals sold from mine production was $53.2 million for the second quarter of 2005, compared to $19.5 million for the same period of 2004, a 173% increase. This increase reflects the 39% increase in ounces sold between the two quarters, again, as a result of the smelter rebricking in the second quarter of 2004.
     Total consolidated cash costs per ounce produced, a non-GAAP measure, in the second quarter of 2005 increased $58 or 22% to $322 per ounce from $264 per ounce in the same period of 2004. The increase is primarily due to the postponement of processing costs as a result of the smelter rebricking in the second quarter of 2004, as well as period-on-period increased labor costs associated with the new union contract at the Stillwater Mine, increased employee benefit and health care costs and increased material costs associated with higher prices for certain key raw materials in 2005.
     The cost of metals sold from PGM recycling activities was $15.9 million in the second quarter of 2005, compared to $10.8 million in the second quarter of 2004. The increase was primarily due to the shutdown for refurbishment of the Company’s processing facilities during the second quarter of 2004, along with the cost of acquiring and processing the increased ounces generated from the Company’s long-term sourcing agreement for spent catalytic materials.
     The cost of metals sold from sales of palladium received in the Norilsk Nickel transaction and other sales activities was $30.4 million in the second quarter of 2005, compared to $18.6 million for the same period of 2004. The total cost of palladium sold from just those ounces received in the Norilsk Nickel transaction was $18.6 million in both the second quarter of 2005 and the second quarter of 2004, all at an average cost of $169 per ounce sold. As discussed under “Revenues” above, the Company entered into a sales agreement in 2004 that requires it to purchase rhodium and, at times, platinum from third parties in order to fulfill delivery commitments. The cost of metals purchased and subsequently resold to fulfill these contractual requirements, excluding sales of palladium received in the Norilsk Nickel transaction, was $11.8 million in the second quarter of 2005; no comparable resales of purchased metal were recorded during the second quarter of 2004.
     Production. During the second quarter of 2005, the Company’s mining operations produced approximately 139,000 ounces of PGMs, including approximately 107,000 and 32,000 ounces of palladium and platinum, respectively. This compares with approximately 148,000 ounces of PGMs produced during the second quarter of 2004, including approximately 114,000 and 34,000 ounces of palladium and platinum, respectively, a 6% quarter-on-quarter decrease in total PGM production. The overall production decrease is primarily due to the allocation of production resources in 2005 toward further improving the developed state of the mines.
     The Stillwater Mine produced approximately 99,000 ounces of PGMs in the second quarter of 2005, compared with approximately 109,000 ounces of PGMs for the same period of 2004, a 9% decrease. The East Boulder Mine produced approximately 40,000 ounces of PGMs in the second quarter of 2005, compared with approximately 39,000 ounces of PGMs for the same period of 2004, a 3% increase.
     Depreciation and amortization. Depreciation and amortization expense was $19.9 million for the second quarter of 2005, compared to $14.9 million for the same period of 2004, a 33% increase. The increase was primarily due to the additional depletion for capital development placed into service during 2005.
     Other expenses. General and administrative expenses in the second quarter of 2005 were $4.9 million, compared to $3.9 million during the same period of 2004. The increase is primarily due to increased professional fees associated with Sarbanes-Oxley compliance and other regulatory requirements, and to higher compensation costs.
     Interest expense of $2.9 million in the second quarter of 2005 decreased approximately $0.5 million from $3.4 million in the same period of 2004, reflecting substantially higher market rates of interest in 2005.
     Other comprehensive income. For the second quarter of 2005, other comprehensive income includes a change in the fair value of derivatives of $3.5 million offset by a reclassification to earnings of $1.3 million, for commodity hedging instruments. For the same period of 2004, other comprehensive income included a change in value of $3.4 million for commodity instruments.
     Six-month period ended June 30, 2005, compared to the six-month period ended June 30, 2004
     Revenues. Revenues were $252.8 million for the first six months of 2005 compared to $184.9 million for the same period of 2004. The following discussion covers key factors contributing to the increase in revenues:

	Revenues, PGM ounces sold and PGM prices
	Six months ended
	June 30,
				Percentage
(in thousands)	2005	2004	Increase	Change
Revenues	$252,813	$184,900	$67,913	37%

Mine Production Ounces Sold:

Palladium	229	188	41	22%
Platinum	71	52	19	37%

Total	300	240	60	25%

Other PGM Activities Ounces Sold:

Palladium	241	171	70	41%
Platinum	39	27	12	44%
Rhodium	22	5	17	340%

Total	302	203	99	49%

Total Ounces Sold	602	443	159	36%

Average realized price per ounce

Mine Production:
Palladium	$355	$380	$(25)	(7%)
Platinum	$827	$861	$(34)	(4%)
Combined	$466	$485	$(19)	(4%)

Other PGM Activities:
Palladium	$188	$254	$(66)	(26%)
Platinum	$857	$783	$74	9%
Rhodium	$1,523	$785	$738	94%

Average market price per ounce

Palladium	$190	$249	$(59)	(24%)
Platinum	$867	$850	$17	2%
Combined	$350	$380	$(30)	(8%)
     Revenues from mine production were $140.0 million in the first six months of 2005, compared to $116.6 million for the same period in 2004, a 20% increase. The increase in mine production revenues was due to an increase in the quantity of metals sold - 300,000 ounces in the first six months of 2005 compared to 240,000 ounces in the same period of 2004. Lower 2004 sales were attributable to production that was stockpiled for processing during the shutdown of the Company’s processing facilities for refurbishment during the second quarter of 2004. The resulting 2005 sales increase was partially offset by a decrease in the Company’s combined average realized PGM price per ounce of $466 for the first six months of 2005, compared to $485 for the same period of 2004, a 4% decrease.
     Revenues from PGM recycling were $42 million for the first six months of 2005, compared to $28.2 million for the same period in 2004. This increase in revenues from PGM recycling was primarily due to an increase in the quantity of recycled PGMs sold of 61,000 ounces in the first six months of 2005, compared to 47,000 ounces in the same period of 2004. Lower revenues in 2004, again, reflected the shutdown of the smelter and refinery for rebricking and other refurbishment during the second quarter of 2004. Recycling revenue also benefited modestly from higher prices for platinum and rhodium in the first six months of 2005 as compared to the same period of 2004.
     During the first quarter of 2004, the Company entered into three sales agreements providing for the Company to sell the 877,169 palladium ounces received in the Norilsk Nickel transaction ratably over a two-year period. Under these agreements, the Company is selling approximately 36,500 ounces of palladium per month, at a slight volume discount to market prices. Revenues from sales of palladium received in the Norilsk Nickel transaction and other sales activities were $70.8 million for the first six months of 2005, compared to $40.1 million for the same period of 2004. Sales of approximately 219,000 ounces of palladium received in the Norilsk Nickel transaction generated $41.1 million in revenues during the first six months of 2005, compared to $40.1 million in revenues on approximately 156,000 ounces of palladium sold during the same period of 2004. The average realized price on these palladium sales was approximately $188 per ounce for the first six months of 2005, compared to $257 per ounce for the same period in 2004. Under one of the sales agreements, the Company also has agreed to sell 3,250 ounces of platinum and 1,900 ounces of rhodium per month, either purchased on the open market or produced from the Company’s mining operations. The Company recognized revenue of $29.7 million (included above) on approximately 5,000 ounces of platinum and 16,000 ounces of rhodium that were purchased in the open market and re-sold during the first six months of 2005; no comparable resales of purchased metal were recorded during the first six months of 2004.
     Cost of metals sold. Cost of metals sold was $200.5 million for the first six months of 2005, compared to $119.4 million for the same period of 2004, a 68% increase. Lower production costs for 2004 arose primarily from production costs incurred and inventoried during the second quarter 2004 shutdown of the Company’s smelter and refinery for rebricking and other refurbishment.
     The cost of metals sold from mine production was $95.5 million for the first six months of 2005, compared to $66.8 million for the same period of 2004, a 43% increase. The increase was primarily due to the 36% increase in ounces sold in the first six months of 2005, again reflecting the impact of the second-quarter 2004 smelter rebricking.
     Total consolidated cash costs per ounce produced, a non-GAAP measure, in the first six months of 2005 increased $44 or 16% to $318 per ounce from $274 per ounce in the same period of 2004. The increase is primarily due to the postponement of processing costs as a result of the smelter rebricking in the second quarter of 2004, along with 2005 increased labor costs associated with the new union contract at the Stillwater Mine, increased employee benefit and health care costs and increased material costs associated with higher prices for certain basic raw materials.
     The cost of metals sold from PGM recycling activities was $39.3 million in the first six months of 2005, compared to $26.1 million in the same period of 2004. The increase was primarily due to the shutdown for refurbishment of the Company’s processing facilities during the second quarter of 2004, along with the cost of acquiring and processing the increased ounces generated from the Company’s long-term sourcing agreement for spent catalytic materials.
     The cost of metals sold from sales of palladium received in the Norilsk Nickel transaction and other sales activities was $65.6 million in the first six months of 2005, compared to $26.4 million for the same period of 2004. The total cost of sales for palladium ounces received in the Norilsk Nickel transaction was $37.2 million in the first six months of 2005 (on about 219,000 ounces sold), compared to $26.4 million in the same period of 2004 (on about 156,000 ounces sold), both at an average cost of $169 per ounce. As discussed under “Revenues” above, the Company entered into a sales agreement early in 2004 that requires it to purchase rhodium and, at times, platinum from third parties in order to fulfill delivery commitments. The cost of metals purchased and resold, excluding sales of the palladium received in the Norilsk Nickel transaction, was $28.4 million for the first six months of 2005. There were no comparable resales of purchased metal recorded for the first six months of 2004.
     Production. During the first six months of 2005, the Company’s mining operations produced approximately 283,000 ounces of PGMs, including approximately 218,000 and 65,000 ounces of palladium and platinum, respectively. This compares with approximately 295,000 ounces of PGMs in the first six months of 2004, including approximately 228,000 and 67,000 ounces of palladium and platinum, respectively, a 4% period-on-period decrease in total PGM production. The overall production decrease is primarily due to the allocation of production resources in 2005 toward further improving the developed state of the mines.
     The Stillwater Mine produced approximately 204,000 ounces of PGMs in the first six months of 2005, compared with approximately 214,000 ounces of PGMs in the same period of 2004, a 5% decrease. The East Boulder Mine produced approximately 79,000 ounces of PGMs in the first six months of 2005, compared with approximately 81,000 ounces of PGMs for the same period of 2004, a 2% decrease.

     Depreciation and amortization. Depreciation and amortization was $40.8 million for the first six months of 2005, compared to $29.9 million for the same period of 2004, a 36% increase. The increase was primarily due to the additional depletion expense for capital development placed into service during 2005.
     Other expenses. General and administrative expenses in the first six months of 2005 were $9.9 million, compared to $7.6 million during the same period of 2004. The increase is primarily due to increased professional fees associated with Sarbanes-Oxley compliance and other regulatory responses, and to higher compensation costs, including amortization of restricted stock awards granted during the second quarter of 2004.
     Interest expense of $5.7 million in the first six months of 2005 decreased approximately $1.6 million from $7.3 million in the same period of 2004. Although interest rates are significantly higher in 2005 than in 2004, the first quarter of 2004 included the cost of certain compliance waivers under the Company’s financing covenants.
     Other comprehensive income. For the first six months of 2005, other comprehensive income includes a change in the fair value of derivatives of $4.3 million partially offset by a reclassification to earnings of $2.4 million, for commodity hedging instruments. For the same period of 2004, other comprehensive income included a change in value of $2.6 million for commodity instruments and a reclassification adjustment to interest expense of $0.3 million.
Liquidity and Capital Resources
     The Company’s net working capital at June 30, 2005, was $230 million compared to $236.4 million at December 31, 2004. The ratio of current assets to current liabilities was 4.4 at June 30, 2005 down from 4.5 at December 31, 2004. The decrease in net working capital resulted primarily from an increase in the Company’s cash and cash equivalents, offset by a net decrease in operating assets and liabilities of $37.6 million, primarily due to sales of palladium from inventory.
     In managing its cash, the Company from time to time utilizes certain short-term investments that management deems to be available for sale. These investments are typically auction-rate securities that contain short-term repricing features and, therefore, are highly liquid. For the comparable three and six month periods ended June 30, 2004, the Company has reclassified these short-term investments to conform to current-period presentation. The Company had no corresponding short-term investments at June 30, 2005.
     For the quarter ended June 30, 2005, net cash provided by operating activities was $34.9 million, compared to $24.6 million for the comparable period of 2004. The increase in cash provided by operations of $10.3 million, was primarily a result of:

	Three months ended
	June 30
in thousands	2005	2004
Cash collected from customers	$121,591	$92,792
Cash paid to suppliers, employees and other	(85,113)	(65,235)
Interest received	1,178	386
Interest paid	(2,717)	(3,360)

Net cash provided by operating activities	$34,939	$24,583

     Net cash used in investing activities was $4.5 million during the second quarter of 2005 compared to $23.6 million in the same period in 2004. The Company’s investing activities are capital expenditures for property, plant, equipment, and purchases and sales of investments.
     Net cash used in financing activities was $7.5 million for the second quarter of 2005, compared to cash provided of $1.9 million for the same period in 2004. The cash used in the second quarter of 2005 was primarily related to payments on long-term debt and capital lease obligations, including term loan prepayments associated with the proceeds from sales of palladium received in the Norilsk Nickel transaction.

     Cash and cash equivalents increased by $22.9 million during the second quarter of 2005, compared to $2.9 million for the second quarter of 2004. A significant share of second-quarter 2004 ore production was retained in inventory until the refurbishment of the processing facilities was completed and processing capacity became available.
     For the six months ended June 30, 2005, net cash provided by operating activities was $80.3 million, compared to $39.7 million for the comparable period of 2004. The increase in cash provided by operations of $40.6 million, was primarily a result of:

	Six months ended
	June 30,
in thousands	2005	2004
Cash collected from customers	$247,994	$170,886
Cash paid to suppliers, employees and other	(164,240)	(124,613)
Interest received	2,192	671
Interest paid	(5,678)	(7,261)

Net cash provided by operating activities	$80,268	$39,683

     Net cash used in investing activities was $27.1 million during the first six months of 2005 compared to $37.7 million in the same period in 2004. The Company’s investing activities are capital expenditures for property, plant, equipment, and purchases and sales of investments.
     Net cash used in financing activities was $7.9 million, compared to cash provided of $1.5 million for the same period in 2004. The cash used in 2005 was primarily related to payments on long-term debt and capital lease obligations, again, including term loan prepayments associated with the proceeds from sales of palladium received in the Norilsk Nickel transaction.
     Cash and cash equivalents increased by $45.3 million during the first six months of 2005, compared to $3.5 million for the first six months of 2004. As noted above, a significant share of second-quarter 2004 ore production was retained in inventory until the refurbishment of the processing facilities was completed and processing capacity became available.
Credit Facility
     On August 3, 2004, the Company entered into a $180 million credit facility with a syndicate of financial institutions. The credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 325 basis points, or 6.375% at June 30, 2005) and a $40 million five-year revolving credit facility bearing interest, when drawn, at a variable rate plus a margin (LIBOR plus 225 basis points, or 5.375% at June 30, 2005) expiring July 31, 2009. The margin on the revolving credit facility adjusts quarterly according to a leverage ratio defined in the credit agreement. The revolving credit facility includes a letter of credit facility; undrawn letters of credit issued under this facility currently carry an annual fee of 2.375%. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced in August 2004.
     As of June 30, 2005, the Company has $123.9 million outstanding under the term loan facility. During 2004, the Company obtained letters of credit in the amount of $7.5 million as surety for its long-term reclamation obligation at East Boulder Mine. During 2005, the Company obtained additional letters of credit in the amount of $6.6 million as collateral for surety bonds. These letters of credit reduce amounts available under the revolving credit facility to $25.9 million at June 30, 2005.
     The credit facility requires as prepayments 50% of the Company’s annual excess cash flow, plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Such prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The Company’s term loan facility allows the Company to choose between LIBOR loans of various maturities plus a spread of 3.25% or alternate base rate loans plus a spread of 2.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 6.0% at June 30, 2005. The alternate base rate applies only to that portion of the term loan facility in any period for which the Company has not elected to use LIBOR contracts. Substantially all the property and assets of the Company are pledged as security for the credit facility.
     In accordance with the terms of the credit facility, the Company is required to remit 25% of the net proceeds from sales of palladium received in the Norilsk Nickel transaction to prepay its term loan facility. The Company’s credit facility contains a provision that defers each prepayment related to the sales of palladium received in the Norilsk Nickel transaction until the accumulated amount due reaches a specified level. As of June 30, 2005, $20.2 million of the long-term debt has been classified as a current liability, including approximately $18.9 million expected to be prepaid based on palladium sales under this arrangement during the next twelve months.
Contractual Obligations
     The Company is obligated to make future payments under various contracts such as debt and capital lease agreements. The following table represents significant contractual cash obligations and other commercial commitments as of June 30, 2005:

in thousands	2005(1)	2006	2007	2008	2009	Thereafter	Total
Term loan facility	$626	$1,251	$1,251	$1,251	$1,252	$118,266	$123,897
Capital lease obligations, net of interest	263	483	464	458	547	15	2,230
Special Industrial Education Impact Revenue Bonds	80	165	178	190	97	—	710
Exempt Facility Revenue Bonds, net of discount	—	—	—	—	—	29,359	29,359
Operating leases	881	554	456	429	160	803	3,283
Other noncurrent liabilities	—	12,378	—	—	—	12,874	25,252

Total	$1,850	$14,831	$2,349	$2,328	$2,056	$161,317	$184,731

(1)	Amounts represent cash obligations for July — December 2005.
     Debt obligations referred to in the table are presented as due for repayment under the terms of the loan agreements, and before any prepayments from the proceeds of the sale of palladium acquired in the Norilsk Nickel transaction or out of excess cash flows. Under the provisions of the term loan facility, the Company is required to offer 25% of the net proceeds of the sale of palladium received in the Norilsk Nickel transaction to prepay borrowings under its credit facility. The Company’s credit facility contains a provision that defers each prepayment related to these sales of palladium received in the Norilsk Nickel transaction until the accumulated amount due reaches a specified level. As of June 30, 2005, the Company had approximately $18.9 million expected to be prepaid under this arrangement during the next twelve months. The credit facility also requires that 50% of the Company’s annual excess cash flow (as defined in the credit facility) be applied as prepayments of the credit facility. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2006 include workers’ compensation costs, property taxes, and severance taxes. Noncurrent liabilities that are anticipated to be paid after 2009 are undiscounted asset retirement obligation costs. Assuming no early extinguishments of debt and no changes in interest rates from their levels at June 30, 2005, the estimated total interest payments will be approximately $5.2 million, $10.4 million, $10.3 million, $10.2 million, $10.0 million and $29.6 million for 2005 (July — December), 2006, 2007, 2008, 2009 and the years thereafter, respectively.
Critical Accounting Policies
     Listed below are the accounting policies that the Company believes are critical to its financial statements due to the degree of uncertainty regarding estimates or assumptions involved and the magnitude of the liability, revenue, or expense being reported.

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
     Prior to 2004, the Company amortized all such capitalized development costs at its mines over all proven and probable reserves at each mine. Following the asset impairment write-down at the end of 2003, the Company revisited its assumptions and estimates for amortizing capitalized mine development costs. Thereafter, the Company determined it would change its method of accounting for mine development costs as follows:
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
     This change in accounting method required the Company to measure the effect of the change at January 1, 2004, as if the new method of amortization had been used in all prior years. The credit for the cumulative effect of the change for all years prior to 2004 of $6.0 million is shown as the “Cumulative Effect of Accounting Change” in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2004.
     The calculation of the amortization rate, and therefore the annual amortization charge to operations, could be materially affected to the extent that actual production in the future is different from current forecasts of production based on proven and probable ore reserves. This would generally occur to the extent that there were significant changes in any of the factors or assumptions used in determining ore reserves. These factors could include: (1) an expansion of proven and probable ore reserves through development activities, (2) differences between estimated and actual costs of mining due to differences in grade or metal recovery rates, and (3) differences between actual commodity prices and commodity price assumptions used in the estimation of ore reserves.
Derivative Instruments
     From time to time, the Company enters into derivative financial instruments, including fixed forwards and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue. The Company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (together with subsequent accounting guidance for derivative instruments and hedging activities in SFAS No. 138 and No. 149), which requires that derivatives be reported on the balance sheet at fair value, and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge, and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. The Company primarily uses derivatives to hedge metal prices and interest rates. As of June 30, 2005, the net unrealized loss on outstanding derivatives associated with commodity instruments is valued at $6.9 million, and is reported as a component of accumulated other comprehensive income. Because these hedges are highly effective, the Company expects any ultimate gains or losses on the hedging instruments will be largely offset by changes in the value of the corresponding hedged transaction.
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at June 30, 2005, for the portion of the Company’s net deferred tax assets, which, more likely than not, will not be realized (see Note 10 to the Company’s consolidated financial statements). Based on the Company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the Company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the Company could owe income taxes prospectively on the resulting higher than projected taxable income.
Post-closure Reclamation Costs
     In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, the Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation ultimately is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss at the time of settlement.
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
Asset Impairment
     As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (considering current and historical prices, long-term sales contracts prices, price trends and related factors), production levels and capital and reclamation expenditures, all based on life-of-mine plans and projections. If the assets are impaired, a calculation of fair market value is performed, and if fair market value is lower than the carrying value of the assets, the assets’ carrying value is reduced to their fair market value.
     The Company evaluated key factors in its business at December 31, 2004, to determine if there were any events or changes in circumstances that would indicated that the carrying value of the Company’s assets would not be recoverable. No factors were identified that, as of December 31, 2004, indicated that an impairment existed. Consequently, the Company concluded that there was no asset impairment as of December 31, 2004. A review of these key factors as of June 30, 2005, also did not indicate any asset impairment.
Deferred Compensation
     Effective May 3, 2005, the Company’s Board of Directors implemented the Stillwater Mining Company Non-Employee Directors’ Deferral Plan, which allows non-employee directors to defer all or any portion of their director compensation, in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and the deferral period under the plan and form of the deferral (in cash or as Company shares) is elected by each participant individually. In accounting for this plan, the Company follows the provisions of APB Opinion No. 12 on accounting for deferred compensation plans other than post-retirement plans. Under APB 12, other deferred compensation contracts shall be accounted for individually on an accrual basis in accordance with the terms of the underlying contract. Because all of the deferred compensation is fully vested, the Company recognizes the full amount deferred in any year as compensation expense in that year.

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
     The Company enters into fixed forwards and financially settled forwards that are accounted for as cash-flow hedges to hedge the price risk in its PGM recycling and mine production activities. In the fixed forward transactions, normally metals contained in the spent catalytic materials are sold forward at the time the materials are received and are delivered against the fixed forward contracts when the finished ounces are recovered. Financially settled forwards may be used as a mechanism to hedge against fluctuations in metal prices associated with future production. Under financially settled forwards, at each settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. The Company’s financially settled forwards are settled in cash at maturity.
     As of June 30, 2005, the Company was party to financially settled forward agreements covering approximately 61% of its anticipated platinum sales from mine production for the period from July 2005 through May 2007. These transactions are designed to hedge a total of 162,300 ounces of platinum sales from mine production for the next twenty-three months at an overall average price of approximately $830 per ounce.
     The Company enters into fixed forwards and financially settled forwards relating to PGM recycling of catalyst materials. These transactions are accounted for as cash-flow hedges. These sales of metals derived from processing spent catalytic materials are sold forward at the time of receipt and delivered against the cash flow hedges when the ounces are recovered. All of these open transactions will settle at various periods through October 2005 (see Note 9 to the Company’s consolidated financial statements). The unrealized gain on these instruments related to PGM recycling due to changes in metal prices at June 30, 2005, was $0.5 million. The corresponding unrealized gain on these instruments was $2.1 million at June 30, 2004. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedge contract prices by a predetermined margin limit. The Company had no margin deposits outstanding or required at June 30, 2005, or June 30, 2004.
     Until these contracts mature, any net change in the value of the hedging instrument due to changes in metal prices is reflected in stockholders’ equity in accumulated other comprehensive income. A net unrealized loss of $6.9 million on these hedging instruments ($6.4 million unrealized loss related to financially settled forwards for mine production and a $0.5 million unrealized gain related to fixed forwards for PGM recycling), existing at June 30, 2005, is reflected in accumulated other comprehensive income (see Note 4 to the Company’s consolidated financial statements). Because these hedges are highly efficient, when these instruments are settled any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sales and will be recognized at that time in operating income. All commodity instruments outstanding at June 30, 2005, are expected to be settled within the next twenty-three months.
     A summary of the Company’s derivative financial instruments as of June 30, 2005, is as follows:
Mine Production:
Financially Settled Forwards

	Platinum	Average

	Ounces	Price	Index

Third Quarter 2005	23,200	$810	Monthly London PM Average
Fourth Quarter 2005	23,200	$801	Monthly London PM Average
First Quarter 2006	24,400	$818	Monthly London PM Average
Second Quarter 2006	25,500	$823	Monthly London PM Average
Third Quarter 2006	21,000	$823	Monthly London PM Average
Fourth Quarter 2006	21,000	$862	Monthly London PM Average
First Quarter 2007	16,000	$870	Monthly London PM Average
Second Quarter 2007	8,000	$876
Secondary Processing:
Fixed Forwards

	Platinum		Palladium		Rhodium
	Ounces	Price	Ounces	Price	Ounces	Price

Third Quarter 2005	17,192	$877	3,801	$185	1,780	$1,911
Fourth Quarter 2005	3,286	$889	—	$—	—	$—
Interest Rate Risk
     During the first quarter of 2002, the Company entered into two identical interest rate swap agreements. These swaps fixed the interest rate on $100.0 million of the Company’s debt. The interest rate swap agreements were effective March 4, 2002, and matured on March 4, 2004. The Company has not replaced or renewed the interest rate swap agreements and consequently is exposed to the full effect on earnings and cash flow of fluctuations in interest rates.
     As of June 30, 2005, the Company had $123.9 million outstanding under the term loan facility, bearing interest based on a variable rate plus a margin (LIBOR plus 325 basis points, or 6.375% at June 30, 2005). As of June 30, 2005, the Company’s credit facility allows the Company to choose between loans based on LIBOR plus a spread of 3.25% or alternative base rate loans plus a spread of 2.25%. The alternative base rate is a rate determined by the administrative agent under the new credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 6.0% at June 30, 2005. The final maturity of the term loan facility is July 30, 2010.
     As of June 30, 2005, the Company had a $40 million revolving credit facility. This revolving credit facility includes a letter of credit facility. The Company has obtained letters of credit in the amount of $14.1 million, which reduces the amounts available under the revolving credit facility to $25.9 million at June 30, 2005. The letters of credit carry an annual fee of 2.25% at June 30, 2005. The remaining unused portion of the revolving credit facility carries an annual commitment fee of 0.75%.
     If the annual effective interest rate of the variable rate debt increases (or decreases) by 1%, the effect on interest expense would be an increase (or a decrease) of approximately $1.2 million annually.
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
Stockholder Litigation
     In 2002, nine lawsuits were filed against the Company and certain senior officers in United States District Court, Southern District of New York, purportedly on behalf of a class of all persons who purchased or otherwise acquired common stock of the Company from April 20, 2001 through and including April 1, 2002. They assert claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by the Company regarding its financial performance and, in particular, its accounting for probable ore reserves. In July 2002, the court consolidated these actions, and in May 2003, the case was transferred to federal district court in Montana. In May 2004, defendants filed a motion to dismiss plaintiffs’ second amended complaint, and in June 2004, plaintiffs filed their opposition and defendants filed their reply. Defendants have reached an agreement in principle with plaintiffs to settle the federal class action subject to documentation and court approval. Under the proposed agreement, any settlement amount will be paid by the Company’s insurance carrier and will not involve any out-of-pocket payment by the Company or the individual defendants. In light of the proposed settlement, the parties have requested that the hearing on defendants’ motion to dismiss be taken off calendar, without prejudice to their right to reinstate the motion in the event the parties are not successful in negotiating the terms of the final settlement papers.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of stockholders was held on May 3, 2005. The following table sets forth the proposals presented at the annual meeting and the votes cast in connection with each proposal. Further information regarding these proposals was included in the Company’s proxy statement filed with the Securities and Exchange Commission on April 6, 2005.

Proposal	For	Against	Abstain	Withheld
1. To elect nine directors to the Company’s Board of Directors
Craig L. Fuller	81,267,531			5,528,741
Patrick M. James	85,040,338			1,755,934
Steven S. Lucas	84,958,094			1,838,178
Joseph P. Mazurek	80,343,541			6,452,731
Francis R. McAllister	84,950,250			1,846,022
Sheryl K. Pressler	84,891,451			1,904,821
Donald W. Riegle	84,129,680			2,666,592
Todd D. Schafer	84,610,549			2,185,723
Jack E. Thompson	84,982,408			1,813,864
2. To ratify the appointment of KPMG LLP as the Company’s independent accountants for 2005	86,777,570	76,202	42,500
Item 5. Other Information
None
Item 6. Exhibits
EXHIBITS

Number	Description

10.1	Contract between Stillwater Mining Company and USW International Union, Local 1, East Boulder Unit, effective July 10, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, dated August 8, 2005.

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, dated August 8, 2005.

32.1	Section 1350 Certification, dated August 8, 2005.

32.2	Section 1350 Certification, dated August 8, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
STILLWATER MINING COMPANY
(Registrant)

Date: August 8, 2005	By:	/s/ Francis R. McAllister
FRANCIS R. McALLISTER
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2005	By:	/s/ Gregory A. Wing
GREGORY A. WING
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Number	Description

10.1	Contract between Stillwater Mining Company and USW International Union, Local 1, East Boulder Unit, effective July 10, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, dated August 8, 2005.

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, dated August 8, 2005.

32.1	Section 1350 Certification, dated August 8, 2005.

32.2	Section 1350 Certification, dated August 8, 2005.