Form 10-Q
period 2005-09-30
STILLWATER MINING CO /DE/
filed 2005-11-04
CIK 931948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005.
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☐ NO ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): YES ☐ NO ☑
At November 2, 2005, the Company had outstanding 90,906,690 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Mine production	$62,996	$88,034	$203,030	$204,681
PGM Recycling	24,025	23,824	65,983	52,010
Sales of palladium received in the Norilsk Nickel transaction and other	32,097	32,707	102,919	72,774

Total revenues	119,118	144,565	371,932	329,465
Costs and expenses:
Cost of metals sold:
Mine production	49,242	65,406	144,714	132,280
PGM Recycling	22,552	22,062	61,872	48,206
Sales of palladium received in Norilsk Nickel transaction and other	30,255	28,313	95,882	54,737

Total cost of metals sold	102,049	115,781	302,468	235,223
Depreciation and amortization:
Mine production	19,353	13,635	60,094	43,541
PGM Recycling	14	12	41	35

Total depreciation and amortization	19,367	13,647	60,135	43,576

Total costs of revenues	121,416	129,428	362,603	278,799
General and administrative	4,933	6,674	14,822	14,323
Loss on disposal of property, plant and equipment	107	2,017	182	1,942

Total costs and expenses	126,456	138,119	377,607	295,064
Operating income (loss)	(7,338)	6,446	(5,675)	34,401
Other income (expense)
Interest income	1,275	488	3,468	1,159
Interest expense	(3,041)	(7,875)	(8,719)	(15,137)

Income (loss) before income taxes and cumulative effect of change in accounting	(9,104)	(941)	(10,926)	20,423
Income tax (provision) (see Note 10)	(10)	(3)	(13)	(3)

Income (loss) before cumulative effect of change in accounting	(9,114)	(944)	(10,939)	20,420
Cumulative effect of change in accounting method		—	—	6,035

Net income (loss)	$(9,114)	$(944)	$(10,939)	$26,455

Other comprehensive (loss)	(9,180)	(5,103)	(11,137)	(2,189)

Comprehensive income (loss)	$(18,294)	$(6,047)	$(22,076)	$24,266

See notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)
(Continued)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of change in accounting	$(9,114)	$(944)	$(10,939)	$20,420
Cumulative effect of change in accounting	—	—	—	6,035

Net income (loss)	$(9,114)	$(944)	$(10,939)	$26,455

Weighted average common shares outstanding
Basic	90,775	90,288	90,626	90,111
Diluted	90,775	90,288	90,626	90,372

Basic earnings (loss) per share
Income (loss) before cumulative effect of change in accounting	$(0.10)	$(0.01)	$(0.12)	$0.22
Cumulative effect of change in accounting	—	—	—	0.07

Net income (loss)	$(0.10)	$(0.01)	$(0.12)	$0.29

Diluted earnings (loss) per share
Income (loss) before cumulative effect of change in accounting	$(0.10)	$(0.01)	$(0.12)	$0.22
Cumulative effect of change in accounting	—	—	—	0.07

Net income (loss)	$(0.10)	$(0.01)	$(0.12)	$0.29

See notes to consolidated financial statements

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September	December 31,
	30, 2005	2004
ASSETS
Current assets
Cash and cash equivalents	$108,060	$96,052
Restricted cash	2,685	2,650
Investments	29,223	13,150
Inventories	93,326	159,942
Accounts receivable	25,732	18,186
Deferred income taxes	3,886	6,247
Other current assets	14,865	7,428

Total current assets	277,777	303,655

Property, plant and equipment, net	441,159	434,924
Other noncurrent assets	6,486	6,139

Total ass ets	$725,422	$744,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,293	$15,029
Accrued payroll and benefits	15,180	13,395
Property, production and franchise taxes payable	6,554	9,183
Current portion of long-term debt and capital lease obligations	1,867	1,986
Portion of debt repayable upon liquidation of finished palladium in inventory	12,360	19,076
Fair value of derivative instruments	16,102	4,965
Other current liabilities	4,297	3,604

Total current liabilities	71,653	67,238
Long-term debt and capital lease obligations	134,543	143,028
Deferred income taxes	3,886	6,247
Other noncurrent liabilities	19,476	15,476

Total liabilities	229,558	231,989

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 90,852,298 and 90,433,665 shares issued and outstanding	908	904
Paid-in capital	609,707	604,177
Accumulated deficit	(94,857)	(83,918)
Accumulated other comprehensive loss	(16,102)	(4,965)
Unearned compensation — restricted stock awards	(3,792)	(3,469)

Total stockholders’ equity	495,864	512,729

Total liabilities and stockholders’ equity	$725,422	$744,718

See notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Cash flows from operating activities
Net income (loss)	$(9,114)	$(944)	$(10,939)	$26,455
Adjustments to reconcile net income (loss ) to net cash provided by operating activities:
Depreciation and amortization	19,367	13,647	60,135	43,576
Inventory Adjustment	1,427	—	1,427	—
Cumulative effect of change in accounting method	—	—	—	(6,035)
Stock issued under employee benefit plans	1,152	755	3,470	2,842
Amortization of debt issuance costs	140	4,258	459	4,700
Share-based compensation	656	412	1,711	686
Loss on disposal of property, plant and equipment	107	2,017	182	1,942
Changes in ope rating assets and liabilities :
Inventories	22,171	38,356	65,189	39,238
Accounts receivable	(2,727)	(730)	(7,546)	(14,744)
Accounts payable	756	1,415	264	2,727
Other	(4,027)	1,331	(4,172)	(1,115)

Net cash provided by operating activities	29,908	60,517	110,180	100,272

Cash flows from investing activities
Capital expenditures	(26,565)	(20,905)	(66,787)	(55,797)
Purchases of investments	(29,223)	(14,100)	(51,894)	(25,100)
Proceeds from sale and maturities of investments	—	3,500	35,821	11,700

Net cash used in investing activities	(55,788)	(31,505)	(82,860)	(69,197)

Cash flows from financing activities
Proceeds from long-term financing, net	—	140,000	—	140,000
Payments on long -term debt and capital lease obligations	(7,397)	(128,241)	(15,342)	(129,205)
Issuance of common stock, net of stock issue costs	21	267	30	2,747
Payment for debt issuance costs	—	(3,756)	—	(3,838)

Net cash provided by (used in) financing activities	(7,376)	8,270	(15,312)	9,704

Cash and cash equivalents
Net increase (decrease)	(33,256)	37,282	12,008	40,779
Balance at beginning of period	141,316	39,158	96,052	35,661

Balance at end of period	$108,060	$76,440	$108,060	$76,440

See notes to consolidated financial statements

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — General
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Stillwater Mining Company (the “Company”) as of September 30, 2005, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2005 and 2004. Certain prior-period amounts in the consolidated statements of cash flows related to cash equivalents and investments have been reclassified to conform to the current period’s presentation. The results of operations for the three- and nine- month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.
Note 2 — Inventories
Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2005	2004
Metals Inventory
Raw ore	$996	$672
Concentrate and in-process	18,914	20,512
Finished goods	31,434	42,777
Palladium inventory from Norilsk Nickel transaction	29,245	84,835

	80,589	148,796
Materials and supplies	12,737	11,146

	$93,326	$159,942

During the third quarter of 2005, the Company reduced the aggregate inventory carrying value of certain of its in-process and finished goods inventories by $1.4 million to reflect costs in excess of market value.
     The market value of inventory is generally equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin.
     The costs of PGM inventories as of any date are determined based on combined production costs per ounce and include all inventoriable production costs, including direct labor, direct materials, depreciation and amortization and other overhead costs relating to mining and processing activities incurred as of such date.
Note 3 — Share-Based Payments
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

Three months ended September 30,	2005	2004
Weighted average expected lives (years)	3.7	3.7
Average interest rate	4.0%	3.3%
Volatility	56%	63%
Dividend yield	—	—
     The Company has elected to use the modified version of prospective application allowable under the transition provisions of SFAS No. 123 (R). Using this modified transition method, compensation cost is recognized for (1) all awards granted, modified, cancelled, or repurchased after the date of adoption and (2) the unvested portion of previously granted awards for which the requisite service has not yet been rendered as of the date of adoption, based on the fair value of those awards on the grant date. The compensation cost, including options and restricted stock, was approximately $0.7 million and $1.7 million for the three- and nine-month periods ended September 30, 2005, respectively.
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

	Three Months Ended	Nine Months Ended
(in thousands except per share data)	September 30,	September 30,
	2004	2004
Net income (loss), as reported	$(944)	$26,455
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	412	686
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax	(602)	(1,206)

Pro forma net income (loss)	$(1,134)	$25,935

Earnings (loss) per share
Basic — as reported	$(0.01)	$0.29
Basic — pro forma	$(0.01)	$0.29
Diluted — as reported	$(0.01)	$0.29
Diluted — pro forma	$(0.01)	$0.29

     On May 3, 2005, the Company’s Board of Directors implemented the Stillwater Mining Company Non-Employee Directors’ Deferral Plan, which allows non-employee directors to defer all or any portion of the compensation received as directors, in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). The plan permits the deferral of cash or stock compensation and provides a 20% match for any cash compensation deferred into the Company’s common stock. In accounting for this plan, the Company follows the provisions of APB Opinion No. 12, Omnibus Opinion – 1967 on accounting for deferred compensation plans other than post-retirement plans in conjunction with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.
Note 4 — Change in Amortization Method for Mine Development Assets
     Effective January 1, 2004, the Company changed its accounting method for amortizing capitalized mine development costs. These mine development costs include initial costs incurred to gain primary access to the ore reserves, plus ongoing development costs of footwall laterals and ramps driven parallel to the reef that are used to access and provide support for the mining stopes in the reef.
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
     The effect of this change in accounting method is included in the reported amounts for the comparative three- and nine-month periods ended September 30, 2004. The nine-month period ended September 30, 2004, includes a cumulative effect benefit of approximately $6.0 million relating to this change in accounting method.
Note 5 — Comprehensive Income
     Comprehensive income consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income. As of September 30, 2005 and 2004, such items consist of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities.
     The Company had commodity instruments relating to fixed forward metal sales and financially-settled forwards outstanding during the third quarter of 2005. The net unrealized loss on these instruments, $16.1 million at September 30, 2005, will be reflected in other comprehensive income until these instruments are settled. All commodity instruments outstanding at September 30, 2005, are expected to be settled within the next thirty-three months (see Note 9).
     The Company’s interest rate swaps, which were accounted for as hedging instruments, matured on March 4, 2004 (see Note 9).
     The following summary sets forth the changes in accumulated other comprehensive loss in stockholders’ equity:

(in thousands )	Interest	Commodity
As of September 30, 2005	Rate Swaps	Instruments	Total

Balance at December 31, 2004	$—	$(4,965)	$(4,965)
Reclassification to earnings	—	4,375	4,375
Change in value	—	(15,512)	(15,512)

Balance at September 30, 2005	$—	$(16,102)	$(16,102)

(in thousands )	Interest	Commodity
As of September 30, 2004	Rate Swaps	Instruments	Total

Balance at December 31, 2003	$(269)	$(551)	$(820)
Reclassification to earnings	269	(115)	154
Change in value	—	(2,343)	(2,343)

Balance at September 30, 2004	$—	$(3,009)	$(3,009)

Note 6 – Long-Term Debt
Credit Agreement
     On August 3, 2004, the Company entered into a $180 million credit facility with a syndicate of financial institutions. The credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 325 basis points, or 7.125% at September 30, 2005) and a $40 million five-year revolving credit facility bearing interest, when drawn, at a variable rate plus a margin (LIBOR plus 225 basis points, or 6.125% at September 30, 2005) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility; undrawn letters of credit issued under this facility carry an annual fee of 2.375%. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced in August 2004.
     As of September 30, 2005, the Company has $116.6 million outstanding under the term loan facility and undrawn letters of credit issued as surety for reclamation obligations totaling $14.1 million. These letters of credit reduce amounts available under the revolving credit facility to $25.9 million at September 30, 2005.
     The credit facility requires as prepayments 50% of the Company’s annual excess cash flow, plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Such prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The Company’s term loan facility allows the Company to choose between LIBOR loans of various maturities plus a spread of 3.25% or alternate base rate loans plus a spread of 2.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 6.75% at September 30, 2005. The alternate base rate applies only to that portion of the term loan facility in any period for which the Company has not elected to use LIBOR contracts. Substantially all the property and assets of the Company are pledged as security for the credit facility.
     In accordance with the terms of the credit facility, the Company is required to remit 25% of the net proceeds from sales of palladium received in the Norilsk Nickel transaction to prepay the Company’s term loan facility. As of September 30, 2005, $13.5 million of the Company’s long-term debt has been classified as a current liability, including approximately $12.4 million expected to be prepaid during the next twelve months out of the net proceeds from palladium sales under this arrangement. The Company’s credit facility contains a provision that defers each prepayment related to the sales of palladium received in the Norilsk Nickel transaction until the accumulated amount due reaches a specified level. The accumulated amount at September 30, 2005, of approximately $3.3 million is included on the Company’s consolidated balance sheet as a current liability in the portion of long-term debt repayable upon liquidation of finished palladium in inventory.
     The following is a schedule of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility at September 30, 2005, without regard to any prepayments required to be offered from sales of palladium received in the Norilsk Nickel transaction or out of excess cash flow:

Term facility
Year ended	(in thousands )
2005 (October -December)	$295
2006	1,181
2007	1,181
2008	1,181
2009	1,181
2010	111,612

Total	$116,631

     Under the provisions of the credit facility, all unscheduled prepayments against the outstanding term loan balance (whether from sales of palladium received in the Norilsk Nickel transaction, out of excess cash flow, or voluntarily at Company discretion) are applied pro rata to reduce the amount of each future scheduled prepayment in the table above.
     The Company is in compliance with its covenants under the credit facility at September 30, 2005.

Note 7 – Earnings per Share
     Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the provisions of SFAS No. 128, Earnings per Share, antidilutive securities are excluded in computing diluted earnings per share. No adjustments were made to reported net income in the computation of earnings per share for the three- and nine-month periods ended September 30, 2005 and 2004.
     All stock options (1,517,681 options) and all restricted stock (584,420 shares) were antidilutive for the three months and nine months ended September 30, 2005, because the Company reported a net loss for the respective periods and inclusion of any of these options and shares would have reduced the net loss per share.
     Outstanding options to purchase 1,736,727 shares of common stock were excluded from the computation of diluted earnings per share for the three-month period ended September 30, 2004, because the effect would have been antidilutive using the treasury stock method as the exercise price of the options was greater than the average market price of the common shares. All outstanding stock options were antidilutive for the three month period ended September 30, 2004, because the Company reported a net loss in the period. Similarly, outstanding options to purchase 1,671,381 shares of common stock were excluded from the computation of diluted earnings per share for the nine-month period ended September 30, 2004, because the effect would have been antidilutive using the treasury stock method since the exercise price of the options was greater than the average market price of the common shares. The effect of outstanding stock options on diluted weighted average shares outstanding was an increase of 65,346 shares for the nine-month period ended September 30, 2004.
     On May 3, 2005, 10,904 shares of restricted stock were granted to the non-management directors serving on the Company’s Board of Directors. These shares of restricted stock will vest on November 2, 2005. On May 3, 2005, 225,346 shares of restricted stock were granted to members of management. These shares of restricted stock are scheduled to vest on May 2, 2008. On April 29, 2004, the Company granted 6,816 shares of restricted stock to non-management directors; these shares vested on October 29, 2004. On May 7, 2004, the Company granted 348,170 shares of restricted stock to certain members of management; these shares will vest on May 7, 2007. All outstanding restricted stock was antidilutive for the three month period ended September 30, 2004, because the Company reported a net loss for the period. The effect of outstanding restricted stock on diluted weighted average shares outstanding was an increase of 190,648 shares for the nine-month period ended September 30, 2004. There is no effect for 2005 because the Company reported a net loss for the third quarter and first nine months of 2005 and inclusion of any of these shares would have reduced the net loss per share.
Note 8 – Long-Term Sales Contracts
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
Palladium acquired in connection with the Norilsk Nickel transaction and other activities:
     The Company entered into three sales agreements during the first quarter of 2004 to sell the palladium received in the transaction with Norilsk Nickel. Under these agreements, the Company is selling approximately 36,500 ounces of palladium per month at a slight volume discount to market prices. At this sales rate, the palladium received in the Norilsk Nickel transaction will all have been sold by the end of the first quarter of 2006. Under one of these sales agreements, the Company also sells 3,250 ounces of platinum and 1,900 ounces of rhodium per month at a slight volume discount to market price. At its discretion, the Company may elect to purchase metal in the open market to meet these sales commitments rather than supplying the metal from inventory. During the three months and nine months ending September 30, 2005, the Company supplied approximately 4,200 and 20,000 ounces of rhodium and 3,800 and 9,400 ounces of platinum, respectively, of these commitments through open market purchases.

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
Commodity Derivatives
     The Company enters into fixed forward and financially-settled forward contracts accounted for as cash-flow hedges that hedge price risk in the Company’s PGM recycling activity and mine production. In the fixed forward transactions, metals contained in the spent catalytic materials are normally sold forward at the time the material is received for processing and subsequently are delivered against the fixed forward contracts when the finished ounces are recovered. Financially-settled forwards are used as a mechanism to hedge against fluctuations in metal prices associated with future mine production. Under financially-settled forwards, at each settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. The Company’s financially-settled forwards are settled in cash at maturity.
     As of September 30, 2005, the Company was party to financially-settled forward agreements covering overall approximately 45% of its anticipated platinum sales from mine production from October 2005 through June 2008. These transactions are designed to hedge a total of 177,100 ounces of platinum sales from mine production for the next thirty-three months at an overall average price of approximately $848 per ounce. The unrealized loss on financially-settled forwards on mine production due to changes in metals prices at September 30, 2005, was approximately $14.8 million.
     As of September 30, 2005, the Company was party to fixed forward agreements, which settle at various periods through January 2006, on metals to be recovered through the Company’s PGM recycling activities. The unrealized loss on these instruments due to changes in metal prices at September 30, 2005, was $1.3 million.
     Until these forward contracts mature, any net change in the value of the hedging instrument due to changes in metal prices is reflected in stockholders’ equity in accumulated other comprehensive income. A net unrealized loss of $16.1 million on these hedging instruments, existing at September 30, 2005, is reflected in accumulated other comprehensive income (See Note 5). When these instruments are settled, any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sales and will be recognized at that time in operating income. All commodity instruments outstanding at September 30, 2005, are expected to be settled within the next thirty-three months.
     A summary of the Company’s derivative financial instruments as of September 30, 2005, is as follows:
Mine Production:
Financially Settled Forwards

	Platinum	Average
	Ounces	Price	Index
Fourth Quarter 2005	23,200	$801	Monthly London PM Average
First Quarter 2006	24,900	$820	Monthly London PM Average
Second Quarter 2006	25,500	$823	Monthly London PM Average
Third Quarter 2006	26,500	$838	Monthly London PM Average
Fourth Quarter 2006	21,000	$862	Monthly London PM Average
First Quarter 2007	19,000	$872	Monthly London PM Average
Second Quarter 2007	14,000	$890	Monthly London PM Average
Third Quarter 2007	12,000	$913	Monthly London PM Average
Fourth Quarter 2007	5,000	$907	Monthly London PM Average
First Quarter 2008	3,000	$893	Monthly London PM Average
Second Quarter 2008	3,000	$909	Monthly London PM Average
PGM Recycling:
Fixed Forwards

	Platinum	Average	Palladium	Average	Rhodium	Average
	Ounces	Price	Ounces	Price	Ounces	Price

Fourth Quarter 2005	15,064	$897	5,376	$186	1,780	$1,911
First Quarter 2006	3,285	$920	—	—	—	—
Interest Rate Derivatives
     The Company entered into two identical interest rate swap agreements fixing the interest rate on $100.0 million of the Company’s debt, which were effective March 4, 2002, and matured on March 4, 2004. These interest rate swap agreements were accounted for as a cash flow hedge. During the nine months ended September 30, 2004, a hedging loss of $0.3 million was recognized in interest expense. The Company had no interest rate derivatives outstanding at September 30, 2005, or September 30, 2004.

Note 10 – Income Taxes
     The Company computes income taxes using the asset and liability approach as defined in SFAS No. 109, Accounting for Income Taxes, which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. At September 30, 2005, the Company has net operating loss carryforwards (NOL’s), which expire in 2009 through 2024. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which the Company considers more likely than not will not be realized. Except for statutory minimum payments required under certain state tax laws, the Company has not recognized any income tax provision or benefit for the three- and nine -month periods ended September 30, 2005, and 2004, as any changes in the net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.
Note 11 – Segment Information
     The Company operates two reportable business segments: Mine Production and PGM Recycling. These segments are managed separately based on fundamental differences in their operations. The Mine Production segment consists of two business components: the Stillwater Mine and the East Boulder Mine. The Mine Production segment is engaged in the development, extraction, processing and refining of PGMs. The Company sells PGMs from mine production under long-term sales contracts, through derivative financial instruments and in open PGM markets. The Stillwater Mine and East Boulder Mine have been aggregated, as both have similar products, processes, customers, distribution methods and economic characteristics. The PGM Recycling segment is engaged in the recycling of spent catalytic materials to recover the PGMs contained in those materials. The Company allocates the costs of the smelter and base metals refinery to both the Mine Production segment and to the PGM Recycling segment for internal and segment reporting purposes because the Company’s smelting and refining facilities support the PGM extraction activities of both business segments.
     The All Other group primarily consists of total assets, revenues and costs associated with the palladium received in the Norilsk Nickel transaction, along with assets and costs of other corporate and support functions.
     The Company evaluates performance and allocates resources based on income or loss before income taxes and the cumulative effect of accounting changes.
     The following financial information relates to the Company’s segments:

(in thousands )	Mine	PGM	All
As of and for the three months ended September 30, 2005	Production	Recycling	Other	Total

Revenues	$62,996	$24,025	$32,097	$119,118
Depreciation and amortization	$19,353	$14	$—	$19,367
Interest income	$—	$325	$950	$1,275
Interest expense	$—	$—	$3,041	$3,041
Income (loss) before income taxes and cumulative effect of change in accounting	$(5,706)	$1,784	$(5,182)	$(9,104)
Capital expenditures	$26,565	$—	$—	$26,565
Total assets	$478,766	$21,994	$224,662	$725,422

(in thousands )	Mine	PGM	All
As of and for the three months ended September 30, 2004	Production	Recycling	Other	Total

Revenues	$88,034	$23,824	$32,707	$144,565
Depreciation and amortization	$13,635	$12	$—	$13,647
Interest income	$—	$315	$173	$488
Interest expense	$—	$—	$7,875	$7,875
Income before income taxes and cumulative effect of change in accounting	$8,993	$2,065	$(11,999)	$(941)
Capital expenditures	$20,855	$50	$—	$20,905
Total assets	$467,417	$19,003	$252,781	$739,201

(in thousands )	Mine	PGM	All
As of and for the nine months ended September 30, 2005	Production	Recycling	Other	Total

Revenues	$203,030	$65,983	$102,919	$371,932
Depreciation and amortization	$60,094	$41	$—	$60,135
Interest income	$—	$818	$2,650	$3,468
Interest expense	$—	$—	$8,719	$8,719
Income (loss) before income taxes and cumulative effect of change in accounting	$(1,960)	$4,888	$(13,854)	$(10,926)
Capital expenditures	$66,758	$29	$—	$66,787
Total assets	$478,766	$21,994	$224,662	$725,422

(in thousands )	Mine	PGM	All
As of and for the nine months ended September 30, 2004	Production	Recycling	Other	Total

Revenues	$204,681	$52,010	$72,774	$329,465
Depreciation and amortization	$43,541	$35	$—	$43,576
Interest income	$—	$774	$385	$1,159
Interest expense	$—	$—	$15,137	$15,137
Income (loss) before income taxes and cumulative effect of change in accounting	$28,860	$4,543	$(12,980)	$20,423
Capital expenditures	$55,722	$75	$—	$55,797
Total assets	$467,417	$19,003	$252,781	$739,201

Note 12 – Contingency
     Until recently, new federal regulations were scheduled to take effect on January 20, 2006, that would tighten the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners from the current level of 308 μg/m3 of elemental carbon to a new limit of 160 μg/m3 of total carbon. Appropriate measurement methods and emission control technologies do not yet exist that would ensure operational compliance in the Company’s mining environment with this new standard. The Company, along with other companies in the mining industry, is aggressively exploring existing technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with the Mine Safety and Health Administration (MSHA), the National Institute for Occupational Safety and Health and mining industry workgroups to share best practices and consider compliance alternatives. Recognizing the feasibility issues with the new standard, on September 7, 2005, MSHA published in the Federal Register a proposed rule that would revise the effective date for implementing the 160 μg/m3 of total carbon DPM final concentration limit, phasing it in progressively over an additional five years. To allow sufficient time for public comment on the proposed rule, on September 15, 2005, MSHA extended the January 20, 2006, implementation date in the existing rule to May 20, 2006. The Company does not expect to be in compliance with the 160 μg/m3 of total carbon limit under the currently existing rule at May 20, 2006, and supports the five-year phase-in proposal to allow time for developing new compliance technology in this area. While the Company believes that the proposed 5-year phase-in rule is likely to be adopted in some form and that MSHA will defer enforcement of the new standard until this issue is clarified, at this time there is no formal assurance that after May 20, 2006, the Company will not be held in violation of the 160 μg/m3 total carbon standard. MSHA has statutory authority to issue citations for non-compliance and, in situations where it determines that the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated.
Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
     The following commentary provides management’s perspective and analysis regarding the financial and operating performance of Stillwater Mining Company (the “Company”) for the three and nine month periods ended September 30, 2005. It consists of the following subsections:
•	“Overview” – a brief summary of the primary financial position, the primary factors affecting the Company’s results.

•	“Key Factors” – indicators of profitability and efficiency at the Company’s various operations individually and, where relevant, on a consolidated basis.

•	“Results of Operations” – a discussion and analysis of the specific operating and financial results for the three and nine months ended September 30, 2005, as compared to the same periods in 2004.

•	“Liquidity and Capital Resources” – a discussion of the Company’s cash flow and liquidity, investing and financing activities, and significant contractual obligations.

•	“Critical Accounting Policies” – a review of accounting policies the Company considers critical because they involve assumptions that could have a material effect on the Company’s reported assets, liabilities, income or cash flow and that require difficult, subjective or complex judgments by management.
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
     The market price of palladium has remained at low levels since 2003, which has resulted in reduced revenues and profitability for the Company. The Company has benefited from its long-term sales contracts with auto manufacturers and from the sale of palladium received in the transaction with Norilsk Nickel, both of which are discussed below. The long term sales contracts include floor prices, which have allowed the Company to sell its palladium above the current market price (see Note 8 to the Company’s consolidated financial statements); sales of the palladium consideration received from Norilsk Nickel has also generated profits and cash flow for the Company. The Company foresees the end of these benefits with the conclusion of the sale of the Norilsk Nickel palladium in the first quarter of 2006 and with the expiration of the auto contracts by the end of 2010. Following these events, the Company expects that it will be fully exposed to market prices. While the Company hopes that the market price for palladium will increase, the future price of palladium is uncertain and beyond the Company’s control. The Company is concerned that if prices remain at or below current low levels, its future revenues, profitability and cash flow will increasingly suffer. The Company is reviewing its operating plan and expenditures with these concerns in mind.
     In 1998, the Company entered into long-term sales contracts with each of Ford, General Motors and Mitsubishi that commit most of the Company’s mined platinum and palladium production through 2010. While two of these contracts will expire before 2010, the terms of the third contract provide for it to absorb most of the production made available by the expiring agreements. During the third quarter of 2005, the major U.S. bond rating agencies downgraded the corporate ratings of General Motors Corporation and Ford Motor Company, two of the customers pursuant to the Company’s long-term sales contracts. As a result, the debt of these companies no longer qualifies as investment grade. The Company’s business is substantially dependent on its contracts with Ford and General Motors, particularly because the price under these contracts is significantly greater than the current market price of palladium. Under applicable law, these contracts may be void or voidable if General Motors or Ford becomes insolvent or files for bankruptcy. The loss of either of these contracts could require the Company to sell at prevailing market prices, which might expose it to lower metal prices as compared to the floor prices under the contracts. In addition, under the Company’s credit facility, a default by Ford or General Motors or the termination of these contracts could prohibit additional loans or require the immediate repayment of outstanding loans. Thus, termination of these contracts could have a material adverse impact on the Company.
     In February 2004, the Company entered into three sales agreements to sell the 877,169 ounces of finished palladium that it received in June 2003 as partial payment for a purchase of Company shares by Norilsk Nickel. These palladium sales are taking place ratably over a two-year period that will conclude in the first quarter of 2006. As of September 30, 2005, the Company had sold in total approximately 704,000 of the ounces received from Norilsk Nickel. During the three- and nine-month periods ended September 30, 2005, the Company recognized $20.2 million and $61.3 million, respectively, in revenues from the sale of approximately 110,000 and 329,000 ounces, respectively, of this palladium. For the comparable three- and nine-month periods in 2004, the Company realized revenues from sales of this palladium totaling $23.4 million and $63.5 million, respectively.

     The Company reported a net loss of $9.1 million or $(0.10) per diluted share for the third quarter of 2005, compared to a net loss of $0.9 million or $(.01) per diluted share for the third quarter of 2004. The increased loss in the 2005 third quarter was primarily driven by reduced production during the quarter at the Stillwater Mine, mostly the result of seasonally reduced manpower availability during July 2005 and August 2005 and to a lesser extent to the limited availability of certain work areas. The Company’s operations depend significantly on the availability of qualified miners and the Company must compete for individuals skilled in the operation and development of mining properties. The number of such persons is limited, and significant competition exists to obtain their skills. The reduced manpower availability resulted in lower production during July 2005 and August 2005, and therefore increased cost per ounce, leading to an inventory writedown of $1.4 million in the third quarter. Availability of manpower had improved by the end of the quarter. The 2005 third quarter also included somewhat higher depreciation and depletion expense, reflecting additional capital placed in service during 2005. The third quarter of 2004 included the effects of a ten-day work stoppage at the Stillwater Mine, $5.2 million in costs related to a refinancing, and the $2.1 million write-off of a tunnel boring machine; however, these costs were largely offset by higher realizations on sales of palladium received in the Norilsk Nickel transaction and by much higher sales volumes as the Company worked down the ore inventories stockpiled during the second-quarter 2004 smelter refurbishment.
     The Company reported a net loss of $10.9 million, or $(0.12) per diluted share in the first nine months of 2005, compared to net income of $26.5 million, or $0.29 per diluted share in the first nine months 2004. The year-to-date 2005 net loss reflects higher non-cash depreciation and amortization expense primarily due to capital development placed in service during 2005. Results for the nine-month period ended September 30, 2004, include the benefit of approximately $6.0 million related to the cumulative effect of the change in accounting method with regard to depreciation and amortization (see Note 4 to the Company’s consolidated financial statements). Other factors influencing net income for the nine-month periods include slightly lower production from the Stillwater Mine in 2005, and during 2004 the effects of a ten-day work stoppage, $5.2 million of costs related to a refinancing, and a $2.1 million write-off of a tunnel boring machine. The effect in 2005 of lower palladium prices on sales of metal received in the Norilsk Nickel transaction, as compared to 2004, has been largely offset in the first nine months by higher total volume sold. The Company generated positive cash flow during the first nine months of 2005 and had cash and cash equivalents of $108.1 million at September 30, 2005, up from $96.1 million at year end 2004. If highly liquid short-term investments available for sale at December 31, 2004, are included, the Company’s liquidity increased by $28.1 million during the first nine months of 2005 to $137.3 million of liquidity at September 30, 2005, from $109.2 million as of December 31, 2004.
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
     The Company has adopted a series of operational initiatives designed to improve the Company’s operations, to enable it to operate more effectively as the expiration of its long-term sales contracts in 2010 approaches. The following initiatives are designed to reduce unit production costs and increase total mine production:
•	Improve the safety performance of the Company’s operations by implementing a formal safety program with detailed task analysis and inter-site audits, providing strong management emphasis. This program began in 2001, and the Company has seen improvement in its safety during the past eighteen months. The Company’s year-to-date incident rate has declined to 3.4, compared to 5.0 in 2004, continuing an improving trend from previous years.

•	Increase the developed state of the Company’s mines through accelerated investment in underground infrastructure, targeting three to four years of proven reserves at each location, to allow for adequate mine planning in advance of production. The Company has undertaken an aggressive capital program during 2005, which will extend into 2006, in support of this objective. Current infrastructure efforts include expanded rail and addition of a sand plant in the upper west area of the Stillwater Mine, and expanding tailings capacity and adding new ventilation raises at East Boulder.

•	Utilize more selective mining methods to reduce the total volume of waste rock mined during secondary development and ore extraction. Apply alternate technologies and mining methods to best suit each mining area. This initiative is designed to reduce the total volume of material processed and increase the effective ore grade. During 2005, the Company has acquired several Alimak units to facilitate this change and has begun accelerating training programs to increase the number of qualified miners available and to broaden mining skills.

•	Based upon realization of the above initiatives and to enable operations to realize improved economies of scale, increase production rates toward permitted capacity at each location. Design and permit capacity limits will accommodate increasing production from the current level to about 2,750 tons per day at the Stillwater Mine and from 1,300 tons per day to 2,000 tons per day at the East Boulder Mine.

     Ore production at the Stillwater Mine averaged 1,740 and 1,957 tons of ore per day during the third quarter and the first nine months of 2005, respectively, a 13% decrease and 2% decrease from the 1,995 tons of ore per day averaged during 2004, reflecting a focus in 2005 on improving the developed state of the Stillwater Mine rather than on expanded production. As noted above, production at the Stillwater Mine also suffered from seasonally reduced manpower availability during the third quarter of 2005.
     At the East Boulder Mine, development of the new ventilation raises has progressed more slowly than planned, with the first raise likely to be completed during the fourth quarter of 2005 and the second raise during the second half of 2006. In the meantime, the Company is utilizing the delay to expand the developed state of the mine and to implement more selective mining methods at East Boulder. The rate of ore production at the East Boulder Mine averaged 1,310 and 1,302 tons of ore per day during the third quarter and the first nine months of 2005, respectively, a decrease of 1% and 2% from the 1,326 tons of ore per day averaged during 2004. In 2005, some of the productive capacity of the mine has been diverted into mine development efforts that are expected to improve productivity and reduce unit costs over the longer term.
     The grade of the Company’s ore reserves, measured in combined platinum and palladium ounces per ton, is a composite average of samples in all ore reserve areas. As is common in underground mines, the grade of ore mined and the recovery rate realized varies from area to area. In particular, mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. For the three month and nine month periods ended September 30, 2005, the average mill head grade for all tons processed from the Stillwater Mine was 0.50 and 0.53 PGM ounces per ton of ore, respectively, each a 7% decrease, from the same periods in 2004. For the three month and nine month periods ended September 30, 2005, the average mill head grade for all tons processed from the East Boulder Mine was 0.42 and 0.39 PGM ounces per ton of ore, respectively, a 4% decrease and 0% change, respectively, from the grade for the same periods in 2004.
     During the three- and nine-month periods ended September 30, 2005, the Company’s mining operations produced a total of 127,682 and 410,763 ounces of PGM, respectively, slightly below the 2005 plan in each period. For the full year 2005, the Company expects total mine production of between 550,000 and 570,000 PGM ounces.
     As a result of the need to improve the developed state of the mines, the Company has increased development spending in 2005 at both mines. For the third quarter of 2005, primary development totaled 9,605 feet at the Stillwater Mine and 4,128 feet at the East Boulder Mine. These numbers represent 38% and 11% increases from the average quarterly feet of advance in 2004, respectively. Management believes this investment in mine development during 2005 will result in more efficient and productive mining operations over the longer term. Capital spending requirements are expected to decline following completion of the expanded 2005-2006 development program.
     The Company shut down its smelting and refining facilities in Columbus, Montana for approximately five weeks during the second quarter of 2004 for rebricking of the smelter furnace and other refurbishment. Production at the mines was not interrupted during the shutdown, but mill concentrates were stockpiled until the Columbus facilities came back on line. As a result, final processing of a substantial portion of second-quarter 2004 mine output was shifted into the third and fourth quarters of 2004, affecting 2004 quarterly financial and operating results.
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
     Under MSHA regulations originally issued in 2001 and recently amended, the DPM exposure limit for underground miners is scheduled to decrease from the current 308 μg/m3 of elemental carbon to a new limit of 160 μg/m3 of total carbon, effective May 20, 2006 (see Note 12 to the Company’s consolidated financial statements). Despite significant efforts by the mining industry working cooperatively with MSHA and other organizations, it does not appear that this new DPM limit is achievable operationally with today’s technology. On September 7, 2005, MSHA published a proposed rule that would revise the effective date for implementing the 160 μg/m3 of total carbon DPM final concentration limit, phasing it in progressively over an additional five years. This proposed rule is currently in the public comment period. The Company supports the proposed five-year phase in. As general emissions controls are imposed in the U.S. on all diesel engines effective at the beginning of 2007, the Company believes it is likely that cost-effective new DPM control technologies will emerge that will make the lower DPM limits achievable in underground mines.

PGM Recycling
     The Company recycles and processes PGMs contained in spent catalytic converter materials through its metallurgical complex. A sampling facility for the recycled materials is used to crush and sample spent catalysts prior to their being blended for smelting in the electric furnace. The spent catalytic material is sourced by third parties, primarily from automobile repair shops and automobile yards that disassemble old cars for the recycling of their parts.
     The Company has been processing small spot shipments of spent catalysts since 1997. In October 2003, the Company entered into a metal sourcing agreement with a major supplier under which the Company contractually purchases spent catalytic materials for recycling. The Company amended this agreement in June 2005 to facilitate an increase in the volume of material available for recycling. While the commercial terms of this agreement are confidential, in the event of a change in business circumstances, the Company can terminate the agreement upon ninety days’ notice. In addition to volumes under this supply agreement, the Company from time to time accepts certain other shipments of catalytic material for processing, both for its own account and on a tolling basis.
     PGM recycling allows the Company to utilize surplus capacity in its processing and refining facilities. During the three- and nine-month periods ended September 30, 2005, the Company processed spent catalytic materials at a rate of about 7.4 and 8.8 tons per day, respectively. Revenues from PGM recycling were $24.0 million and $66.0 million for the three- and nine-month periods ended September 30, 2005, respectively, compared to $23.8 million and $52.0 million in the corresponding periods of 2004.
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
     In the Company’s 2004 Annual Report on Form 10-K, the Company included a chart illustrating the sensitivity of the Company’s proven and probable reserves to the combined long-term average price for palladium and platinum. As shown in the chart, based on information available at December 31, 2004, at a combined long-term average price below approximately $342 per ounce, the ore reserves begin to be constrained by economics and a reduction in reported ore reserves may become necessary. At December 31, 2004, the twelve-quarter trailing average price for palladium and platinum that is used in the Company’s reserve determinations was $357 per ounce. As of September 30, 2005, the Company’s combined twelve-quarter rolling average price had declined to about $346 per ounce, still above the threshold for economic constraint but reflecting a downward drift in palladium prices during the first nine months of the year. If combined PGM prices were to continue to decline and the 2004 economic model remains unchanged, the Company believes that an economic adjustment to ore reserves might be required as early as the end of 2005.
     At December 31, 2003, when the Company last incurred a reserve writedown, it also triggered an impairment analysis under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that resulted in a substantial adjustment to the Company’s assets. Because of the significant time and expense involved in the process, the Company normally updates its ore reserves annually at year-end. Consequently, at this time the Company is unable to predict whether or not any economic adjustment to ore reserves at December 31, 2005, will be required, nor if it were to be required, whether it would result in any further adjustment to the carrying value of the Company’s assets.
Other Matters
     As of September 30, 2005, the Company has secured platinum prices in the forward market by entering into financially-settled forward transactions covering approximately 45% of the Company’s anticipated platinum mine production for delivery during the period from October 2005 through June 2008. The Company believes that the current wide spread between palladium and platinum prices may narrow if consumers, driven by unusually high platinum prices, switch from using platinum to palladium for existing and new applications. The Company notes that the price of platinum could weaken if this switching occurs and so has entered into derivative contracts on a portion of future sales. At September 30, 2005, the Company has open financially-settled forward contracts covering a total of 177,100 ounces of platinum at an overall average price of about $848 per ounce. The hedges are expected to modestly reduce the overall future volatility of the Company’s earnings and cash flow. Under these hedging arrangements, in return for protection against downward movements in the platinum price, the Company gives up the benefit of increases in the platinum price on the hedged ounces. The Company realized losses on financially-settled forward sales of its mined platinum during the three and nine months ended September 30, 2005 of $2.0 million and $4.4 million, respectively.
     Effective May 3, 2005, the Company’s Board of Directors implemented the Stillwater Mining Company Non-Employee Directors’ Deferral Plan, which allows non-employee members of the Board of Directors to defer all or any portion of their director compensation, in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. The plan permits the deferral of cash or stock compensation and provides a 20% match for any cash compensation deferred into the Company’s common stock. At September 30, 2005, two members of the Board of Directors have elected to defer a portion of their cash compensation under the plan and six have elected to defer restricted stock compensation (see Note 3 to the Company’s consolidated financial statements).
     The Company’s mining properties are subject to certain royalty agreements, under which the Company pays a net smelter royalty to the royalty holders based on the value of metals produced. Late in the third quarter, the Company and one of its royalty owners entered into discussions regarding updating the method of computing royalties. These discussions are ongoing. The Company does not expect the outcome of these discussions to result in any material effect on its financial performance.

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
OPERATING AND COST DATA FOR MINE PRODUCTION

Consolidated :
Ounces produced (000)
Palladium	99	93	317	321
Platinum	29	28	94	95

Total	128	121	411	416

Tons milled (000)	281	271	889	887
Mill head grade (ounce per ton)	0.49	0.49	0.50	0.51

Sub-grade tons milled (000) (1)	22	16	59	42
Sub-grade tons mill head grade (ounce per ton)	0.15	0.18	0.16	0.22

Total tons milled (000) (1)	303	287	948	929
Combined mill head grade (ounce per ton)	0.47	0.47	0.48	0.50
Total mill recovery (%)	91	90	91	91

Total operating costs (000) (Non-GAAP) (2)	$35,635	$35,386	$112,450	$104,788
Total cash costs (000) (Non-GAAP)(2)	$42,016	$42,731	$132,015	$123,778
Total production costs (000) (Non-GAAP)(2)	$61,520	$56,460	$192,490	$167,596

Total operating costs per ounce (Non-GAAP) (3)	$279	$293	$274	$252
Total cash costs per ounce (Non-GAAP) (3)	$329	$354	$321	$297
Total production costs per ounce (Non-GAAP) (3)	$482	$468	$469	$403

Total operating costs per ton milled (Non-GAAP) (3)	$118	$123	$119	$113
Total cash costs per ton milled (Non-GAAP) (3)	$139	$149	$139	$133
Total production costs per ton milled (Non-GAAP)(3)	$203	$197	$203	$180

Stillwater Mine :
Ounces produced (000)
Palladium	64	61	221	225
Platinum	19	19	67	68

Total	83	80	288	293

Tons milled (000)	160	145	534	526
Mill head grade (ounce per ton)	0.55	0.58	0.57	0.59

Sub-grade tons milled (000)(1)	22	16	59	42
Sub-grade tons mill head grade (ounce per ton)	0.15	0.18	0.16	0.22

Total tons milled (000) (1)	182	161	593	568
Combined mill head grade (ounce per ton)	0.50	0.54	0.53	0.57
Total mill recovery (%)	92	92	92	92

Total operating costs (000) (Non-GAAP) (2)	$22,871	$22,263	$75,715	$69,574
Total cash costs (000) (Non-GAAP) (2)	$27,107	$27,064	$88,978	$82,182
Total production costs (000) (Non-GAAP) (2)	$39,230	$34,694	$128,397	$108,159

Total operating costs per ounce (Non-GAAP) (3)	$274	$281	$263	$237
Total cash costs per ounce (Non-GAAP) (3)	$325	$341	$310	$280
Total production costs per ounce (Non-GAAP) (3)	$470	$437	$447	$369

Total operating costs per ton milled (Non-GAAP) (3)	$126	$138	$128	$123
Total cash costs per ton milled (Non-GAAP) (3)	$149	$168	$150	$145
Total production costs per ton milled (Non-GAAP) (3)	$215	$216	$217	$190

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
OPERATING AND COST DATA FOR MINE PRODUCTION (Continued)

East Boulder Mine :
Ounces produced (000)
Palladium	35	32	96	96
Platinum	10	9	27	27

Total	45	41	123	123

Tons milled (000)	121	126	355	361
Mill head grade (ounce per ton)	0.42	0.38	0.39	0.39

Sub-grade tons milled (000) (1)	—	—	—	—
Sub-grade tons mill head grade (ounce per ton)	—	—	—	—

Total tons milled (000) (1)	121	126	355	361
Combined mill head grade (ounce per ton)	0.42	0.38	0.39	0.39
Total mill recovery (%)	89	87	89	88

Total operating costs (000) (Non-GAAP) (2)	$12,765	$13,123	$36,735	$35,214
Total cash costs (000) (Non-GAAP) (2)	$14,910	$15,667	$43,036	$41,596
Total production costs (000) (Non-GAAP) (2)	$22,290	$21,766	$64,093	$59,437

Total operating costs per ounce (Non-GAAP) (3)	$289	$317	$298	$287
Total cash costs per ounce (Non-GAAP) (3)	$337	$378	$349	$339
Total production costs per ounce (Non-GAAP) (3)	$504	$525	$520	$484

Total operating costs per (3) ton milled (Non -GAAP)	$106	$104	$103	$98
Total cash costs per ton milled (Non-GAAP) (3)	$124	$125	$121	$115
Total production costs per ton milled (Non-GAAP) (3)	$185	$173	$180	$165

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment writedowns, gain or loss on disposal of property, plant and equipment, restructuring costs, and interest income and expense are not included in total operating costs, total cash costs or total production costs. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Cost of Revenues” below for additional detail.

(3)	Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. Please see “Reconciliation of Non-GAAP Measures to Cost of Revenues” below and the accompanying discussion.

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
SALES AND PRICE DATA

Ounces sold (000)
Mine Production:
Palladium	102	140	332	329
Platinum	33	44	103	96

Total	135	184	435	425

Other PGM activities:
Palladium	121	121	362	292
Platinum	22	24	61	51
Rhodium	7	10	29	14

Total	150	155	452	357

Total ounces sold	285	339	887	782

Average realized price per ounce (4)
Mine Production:
Palladium	$355	$372	$355	$376
Platinum	$820	$819	$824	$842
Combined	$468	$478	$467	$482

Other PGM activities:
Palladium	$184	$216	$187	$238
Platinum	$878	$839	$864	$809
Rhodium	$1,924	$1,013	$1,624	$944

Average market price per ounce (4)
Palladium	$187	$216	$189	$237
Platinum	$896	$835	$877	$845
Combined	$358	$363	$353	$375

(4)	The Company’s average realized price represents revenues, including the effect of contractual floor and ceiling prices, hedging gains and losses realized on commodity instruments, and contract discounts, all divided by total ounces sold. Prior period amounts have been adjusted to conform to the current period presentation. The average market price represents the average monthly London PM Fix for palladium, platinum and combined prices and Johnson Matthey quotation for rhodium prices for the actual months of the period.

Reconciliation of Non-GAAP Measures to Cost of Revenues
     The Company utilizes certain non-GAAP measures as indicators in assessing the performance of its mining and processing operations during any period. Because of the processing time required to complete the extraction of finished PGM products, there are typically lags of one to three months between ore production and sale of the finished product. Sales in any period include some portion of material mined and processed from prior periods as the revenue recognition process is completed. Consequently, while cost of revenues (a GAAP measure included in the Company’s Consolidated Statement of Operations and Comprehensive Income/ (Loss)) appropriately reflects the expense associated with the materials sold in any period, the Company has developed certain non-GAAP measures to assess the costs associated with its producing and processing activities in a particular period and to compare those costs between periods.
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

Reconciliation of Non-GAAP Measures to Cost of Revenues

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands,)	2005	2004	2005	2004
Consolidated:
Reconciliation to consolidated cost of revenues:
Total operating costs (Non-GAAP)	$35,635	$35,386	$112,450	$104,788
Royalties, taxes and other	6,381	7,345	19,565	18,990

Total cash costs (Non-GAAP)	$42,016	$42,731	$132,015	$123,778
Asset retirement costs	151	94	381	277
Depreciation and amortization	19,353	13,635	60,094	43,541

Total production costs (Non-GAAP)	$61,520	$56,460	$192,490	$167,596
Change in product inventory	35,466	48,829	103,221	58,420
Costs of PGM recycling	22,552	22,062	61,872	48,206
PGM recycling depreciation	14	12	41	35
Add: Profit from PGM recycling	1,785	2,065	4,888	4,542
(Gain) or loss on sale of assets and other costs	79	—	91	—

Total consolidated cost of revenues	$121,416	$129,428	$362,603	$278,799

Stillwater Mine :
Reconciliation to cost of revenues:
Total operating costs (Non-GAAP)	$22,871	$22,263	$75,715	$69,574
Royalties, taxes and other	4,236	4,801	13,263	12,608

Total cash costs (Non-GAAP)	$27,107	$27,064	$88,978	$82,182
Asset retirement costs	109	77	258	227
Depreciation and amortization	12,014	7,553	39,161	25,750

Total production costs (Non-GAAP)	$39,230	$34,694	$128,397	$108,159
Change in product inventory	6,799	11,735	9,808	2,435
Add: Profit from PGM recycling	1,147	1,351	3,391	3,149
(Gain) or loss on sale of assets and other costs	74	—	63	—

Total cost of revenues	$47,250	$47,780	$141,659	$113,743

East Boulder Mine:
Reconciliation to cost of revenues :
Total operating costs (Non-GAAP)	$12,765	$13,123	$36,735	$35,214
Royalties, taxes and other	2,145	2,544	6,301	6,382

Total cash costs (Non-GAAP)	$14,910	$15,667	$43,036	$41,596
Asset retirement costs	42	17	123	50
Depreciation and amortization	7,338	6,082	20,934	17,791

Total product ion costs (Non-GAAP)	$22,290	$21,766	$64,093	$59,437
Change in product inventory	(1,588)	8,781	(2,469)	1,248
Add: Profit from PGM recycling	638	714	1,497	1,393
(Gain) or loss on sale of assets and other costs	5	—	28	—

Total cost of revenues	$21,345	$31,261	$63,149	$62,078

Other PGM activities:
Reconciliation to cost of revenues:
Change in product inventory	$30,255	$28,313	$95,882	$54,737
PGM recycling depreciation	14	12	41	35
Costs of PGM recycling	22,552	22,062	61,872	48,206

Total cost of revenues	$52,821	$50,387	$157,795	$102,978

Results of Operations
     The Company reported a net loss of $9.1 million for the third quarter of 2005 compared to net loss of $0.9 million for the third quarter of 2004, an $8.2 million decrease. The increased loss in the 2005 third quarter was primarily driven by reduced production during the quarter at the Stillwater Mine, mostly the result of seasonally reduced manpower availability during July and August and to a lesser extent to the limited availability of certain work areas. The Company’s operations depend significantly on the availability of qualified miners and the Company must compete for individuals skilled in the operation and development of mining properties. The number of such persons is limited, and significant competition exists to obtain their skills. The reduced manpower availability resulted in lower production during July 2005 and August 2005, and therefore increased cost per ounce in the third quarter. During the third quarter of 2005, the Company reduced the aggregate inventory carrying value of certain of its in-process and finished goods inventories by $1.4 million to reflect costs in excess of market value (see Note 2). Poor production at the Stillwater Mine during July and August this year drove up cost per ounce in inventory to a level exceeding the Company’s expected average realization on these ounces. The Company attributes the poor production in July and August to seasonally reduced manpower availability, coupled with limited availability of certain mining areas and current strong emphasis on mine development. Management regards these third quarter issues as an anomaly, since resolved, that should not impair future mine performance.
     The 2005 third quarter also included a $5.7 million increase in depreciation and depletion expense, reflecting additional capital placed in service during 2005. The third quarter of 2004 included the effects of a ten-day work stoppage at the Stillwater Mine, $5.2 million in costs related to a refinancing, and the $2.1 million write-off of a tunnel boring machine; however, these costs were largely offset by higher realizations on sales of palladium received in the Norilsk Nickel transaction and by much higher sales volumes as the Company worked down the ore inventories stockpiled during the second-quarter 2004 smelter refurbishment.
     The Company reported a net loss of $10.9 million for the first nine months of 2005 compared to net income of $26.5 million for the same period in 2004, a $37.4 million decrease. The year-to-date 2005 net loss reflects a $16.6 million increase in non-cash depreciation and amortization expense associated with the new capital development placed in service during 2005. Results for the nine-month period ended September 30, 2004, include the benefit of the approximately $6.0 million cumulative effect of a change in the Company’s method of accounting for depreciation and amortization (see Note 4 to the Company’s consolidated financial statements). Other factors influencing net income for the nine-month periods include slightly lower production from the Stillwater Mine in 2005, and during 2004 the effects of a ten-day work stoppage, $5.2 million of costs related to a refinancing, and the $2.1 million write-off of a tunnel boring machine.

     Three-month period ended September 30, 2005, compared to the three-month period ended September 30, 2004
     Revenues. Revenues were $119.1 million for the third quarter of 2005 compared to $144.6 million for the same period of 2004. The following table highlights the key factors contributing to the quarter-to-quarter decrease in revenues:

	Revenues, PGM ounces sold and PGM prices
	Three months ended
	September 30,			Percentage
(in thousands)	2005	2004	Increase	Change
Revenues	$119,118	$144,565	$(25,447)	18%

Mine Production Ounces Sold:

Palladium	102	140	(38)	(27%)
Platinum	33	44	(11)	(25%)

Total	135	184	(49)	(27%)

Other PGM Ounces Sold:

Palladium	121	121	—	0%
Platinum	22	24	(2)	(8%)
Rhodium	7	10	(3)	30%

Total	150	155	(5)	3%

Total Ounces Sold	285	339	(54)	16%

Average realized price per ounce

Mine Production:
Palladium	$355	$372	$(17)	(5%)
Platinum	$820	$819	$1	0%
Combined	$468	$478	$(10)	(2%)

Other PGM Sales:
Palladium	$184	$216	$(32)	(15%)
Platinum	$878	$839	$39	5%
Rhodium	$1,924	$1,013	$911	90%

Average market price per ounce

Palladium	$187	$216	$(29)	(13%)
Platinum	$896	$835	$61	7%
Combined	$358	$363	$(5)	(1%)
     Revenues from mine production were $63.0 million in the third quarter of 2005 and $88.0 million for the same period in 2004, a 28% decrease. This decrease in mine production revenues primarily reflects a decrease in the total ounces of metal sold of 134,700 ounces in the third quarter of 2005 compared to 184,300 ounces in the same period of 2004. Sales for the third quarter of 2004 included additional ounces produced from the ore stockpiled during the Company’s second-quarter 2004 refurbishment of the smelter and base metals refinery. The combined average realized PGM price per ounce was $468 in the third quarter of 2005, compared to $478 in the same period of 2004, a 2% decrease.
     Revenues from PGM recycling were $24.0 million in the third quarter of 2005, compared to $23.8 million for the same period in 2004. The total ounces of recycled PGMs sold declined from 35,500 ounces in the third quarter of 2004 to 32,600 ounces in the same period of 2005, again reflecting additional ounces processed following completion of the smelter shutdown during the second quarter of 2004. This decrease during 2005 in the quantity of recycled PGMs sold was largely offset, however, by higher market prices for platinum and rhodium in the third quarter of 2005 as compared to the same period of 2004.
     In addition to the sales of recycled ounces shown in the chart above, the Company also processes significant volumes of recycled materials on a tolling basis, processing materials owned by others for a fee. For the three months ended September 30, 2005, the Company processed approximately 24,600 ounces of PGMs, up from approximately 7,000 ounces in the comparable quarter of 2004.

     During the first quarter of 2004, the Company entered into three sales agreements providing for the Company to sell the palladium ounces received in the Norilsk Nickel transaction ratably over a two-year period. Under these agreements, the Company is selling approximately 36,500 ounces of this palladium per month, at a slight volume discount to market prices. Revenues from these three sales agreements totaled $32.1 million for the third quarter of 2005, compared to $32.7 million for the same period of 2004. Sales of approximately 110,000 ounces of palladium received in the Norilsk Nickel transaction in each of the respective periods generated $20.2 million in revenues during the third quarter of 2005, at an average realized palladium price of approximately $184 per ounce, and $23.4 million in revenues during the third quarter of 2004, at an average realized palladium price of $213 per ounce. Under one of the sales agreements, the Company also has agreed to sell 3,250 ounces of platinum and 1,900 ounces of rhodium per month, either purchased on the open market or produced from the Company’s mining operations. The Company recognized revenue (included above) of $11.9 million on approximately 3,800 ounces of platinum and 4,200 ounces of rhodium that were purchased in the open market and re-sold under this sales agreement for the three months ended September 30, 2005; for the same period of 2004, the Company recorded revenue of $9.3 million on approximately 2,200 ounces of platinum and 7,300 ounces of rhodium purchased and resold under these agreements.
     The Company has approximately 172,970 ounces of palladium received in the Norilsk Nickel transaction remaining in inventory at September 30, 2005.
     Cost of metals sold. Cost of metals sold was $102.1 million for the third quarter of 2005, compared to $115.8 million for the same period of 2004, a 12% decrease. The decrease in cost largely reflects the 16% decrease in total ounces sold as a result of the additional ounces processed and sold during the third quarter of 2004 associated with ore stockpiled during the second quarter 2004 refurbishment of the Company’s smelter and base metals refinery. Partially offsetting the effect of these lower volumes in 2005, however, prices for key raw materials – particularly fuel and steel – have increased substantially since the third quarter of 2004. Higher 2005 prices for open-market platinum and rhodium purchases are also reflected in cost of metals sold, as is the $1.4 million cost of an inventory adjustment, reflecting a metals market value lower than cost in inventory at September 30, 2005.
     The cost of metals sold from mine production was $49.2 million for the third quarter of 2005, compared to $65.4 million for the same period of 2004, a 25% decrease. This decrease is driven by the 27% decrease in mined ounces sold between the two quarters, again as a result of the smelter rebricking in the second quarter of 2004.
     The cost of metals sold from PGM recycling activities was $22.6 million in the third quarter of 2005, compared to $22.1 million in the third quarter of 2004. The increase was primarily due to higher 2005 metal values for contained platinum and rhodium driving up the cost of acquiring spent catalytic materials for processing.
     The cost of metals sold from sales of palladium received in the Norilsk Nickel transaction and other sales activities was $30.3 million in the third quarter of 2005, compared to $28.3 million for the same period of 2004. The total cost of palladium sold from just those ounces received in the Norilsk Nickel transaction was $18.6 million in the third quarter of 2005 compared to $18.7 million in the third quarter of 2004. The average cost in inventory for these ounces is $169 per ounce. As discussed under “Revenues” above, the Company entered into a sales agreement in 2004 that requires it to purchase rhodium and, at times, platinum from third parties in order to fulfill delivery commitments. The cost of metals purchased and subsequently resold to fulfill these contractual requirements, excluding sales of palladium received in the Norilsk Nickel transaction, was $11.7 million in the third quarter of 2005 and $9.6 million in the third quarter of 2004.
     Production. During the third quarter of 2005, the Company’s mining operations produced approximately 127,700 ounces of PGMs, including approximately 98,800 and 28,900 ounces of palladium and platinum, respectively. This compares with approximately 120,700 ounces of PGMs produced during the third quarter of 2004, including approximately 93,200 and 27,500 ounces of palladium and platinum, respectively, a 6% quarter-on-quarter increase in total PGM production from the mines. The overall production increase is driven by several factors. The Stillwater Mine produced approximately 83,500 ounces of PGMs in the third quarter of 2005, compared with approximately 79,300 ounces of PGMs for the same period of 2004, a 5% increase. As discussed above, third-quarter 2005 production was hampered at the mine by reduced manpower availability in July and August 2005. Availability of manpower had improved by the end of the quarter. The 2004 third quarter included a ten-day strike at the Stillwater Mine and metals processing facilities. The East Boulder Mine produced approximately 44,200 ounces of PGMs in the third quarter of 2005, compared with approximately 41,400 ounces of PGMs for the same period of 2004, a 7% increase.
     Depreciation and amortization. Depreciation and amortization expense was $19.4 million for the third quarter of 2005, compared to $13.6 million for the same period of 2004, a 43% increase. The increase was primarily due to the additional depletion expense for capital development placed into service during 2005. The 6% increase in mine production noted above also increased depletion expense.
     Other expenses. General and administrative expenses in the third quarter of 2005 were $4.9 million, compared to $6.7 million during the same period of 2004. The higher costs in the third quarter of 2004 were primarily attributable to $2.4 million in non-recurring costs specifically associated with a ten-day strike at the Stillwater Mine and metals processing facilities during July of 2004.
     Interest expense of $3.0 million in the third quarter of 2005 decreased approximately $4.9 million from $7.9 million in the same period of 2004. The much higher expense in the third quarter of 2004 reflects the $5.2 million write-off of unamortized financing charges and certain other costs associated with a refinancing transaction.
     Other comprehensive income. For the third quarter of 2005, other comprehensive income includes a change in the fair value of derivatives of $11.2 million offset by a reclassification to earnings of $2.0 million, for commodity hedging instruments. For the same period of 2004, other comprehensive income included a change in value of $5.2 million for commodity instruments.

     Nine-month period ended September 30, 2005, compared to the nine-month period ended September 30, 2004
     Revenues. Revenues were $371.9 million for the first nine months of 2005 compared to $329.5 million for the same period of 2004. The following table shows the key factors contributing to the increase in revenues:

	Revenues, PGM ounces sold and PGM prices
	Nine months ended
	September 30,			Percentage
(in thousands)	2005	2004	Increase	Change
Revenues	$371,932	$329,465	$42,467	13%

Mine Production Ounces Sold:
Palladium	332	329	3	1%
Platinum	103	96	7	7%

Total	435	425	10	2%

Other PGM Ounces Sold:

Palladium	362	292	70	24%
Platinum	61	51	10	20%
Rhodium	29	14	15	107%

Total	452	357	95	27%

Total Ounces Sold	887	782	105	13%

Average realized price per ounce

Mine Production:
Palladium	$355	$376	$(21)	(6%)
Platinum	$824	$842	$(18)	(2%)
Combined	$467	$482	$(15)	(3%)

Other PGM Sales:
Palladium	$187	$238	$(51)	(21%)
Platinum	$864	$809	$55	7%
Rhodium	$1,624	$944	$680	72%

Average market price per ounce

Palladium	$189	$237	$(48)	(20%)
Platinum	$877	$845	$32	4%
Combined	$353	$375	$(22)	(6%)
     Revenues from mine production were $203.0 million in the first nine months of 2005, compared to $204.7 million for the same period in 2004, a 1% decrease. The quantity of mined metals sold increased slightly to 435,100 ounces in the first nine months of 2005 from 424,800 ounces in the same period of 2004, mostly attributable to lost production during the July 2004 work stoppage. However, offsetting the increase in ounces sold, the Company’s combined average realized PGM price per ounce declined to $467 for the first nine months of 2005, compared to $482 for the same period of 2004, a 3% drop.
     Revenues from PGM recycling were $66.0 million for the first nine months of 2005, compared to $52.0 million for the same period in 2004. This increase in revenues from PGM recycling was due both to an increase in the quantity of recycled PGMs sold of 94,000 ounces in the first nine months of 2005, compared to 82,100 ounces in the same period of 2004, and to substantially higher market prices for platinum and rhodium in 2005. The lower ounces in 2004, again, resulted in part from the ten-day strike during July 2004.
     In addition to the sales of recycled PGM ounces shown in the table above, the Company also processes significant volumes of recycled materials on a tolling basis, smelting and refining materials owned by others for a fee. These tolled ounces are not reflected above because the Company does not take title to these ounces but the associate fees are included in revenue. For the nine months ended September 30, 2005, the Company processed approximately 66,600 ounces of PGMs, up from approximately 18,000 ounces in the comparable period of 2004.

     During the first quarter of 2004, the Company entered into three sales agreements providing for the Company to sell the 877,169 palladium ounces received in the Norilsk Nickel transaction ratably over a two-year period. Under these agreements, the Company is selling approximately 36,500 ounces of palladium per month, at a slight volume discount to market prices. Revenues from these three sales agreements were $102.9 million for the first nine months of 2005, compared to $72.8 million for the same period of 2004. Sales of approximately 328,800 ounces of palladium received in the Norilsk Nickel transaction generated $61.3 million in revenues during the first nine months of 2005, compared to $63.5 million in revenues on approximately 265,900 ounces of palladium sold during the same period of 2004. The average realized price on these palladium sales was approximately $186 per ounce for the first nine months of 2005, compared to $239 per ounce for the same period in 2004. Under one of the sales agreements, the Company also has agreed to sell 3,250 ounces of platinum and 1,900 ounces of rhodium per month, either purchased on the open market or produced from the Company’s mining operations. The Company recognized revenue of $41.6 million (included above) on approximately 9,400 ounces of platinum and 20,100 ounces of rhodium that were purchased in the open market and re-sold during the first nine months of 2005; during the comparable period of 2004, the Company realized $9.3 million in revenue on sales of approximately 2,200 ounces of platinum and 7,300 ounces of rhodium.
     Cost of metals sold. Cost of metals sold was $302.5 million for the first nine months of 2005, compared to $235.2 million for the same period of 2004, a 29% increase. Approximately $41.1 million of the increase is related to sales of the palladium received in the Norilsk Nickel transaction and associated purchases of platinum and rhodium, as discussed in more detail below. Another $13.7 million relates to increased volumes and higher acquisition cost for recycled PGM materials. The remainder is largely attributable to higher labor and materials costs at the Company’s operating mines and to the $1.4 million cost of the inventory adjustment to reflect a market value of metals lower than cost in inventory at September 30, 2005.
     The cost of metals sold from mine production was $144.7 million for the first nine months of 2005, compared to $132.3 million for the same period of 2004, a 10% increase. The increase was primarily due to the 2% increase in ounces sold in the first nine months of 2005, coupled with increased payroll and burden costs and higher prices for key raw materials, particularly steel and fuel.
     The cost of metals sold from PGM recycling activities was $61.9 million in the first nine months of 2005, compared to $48.2 million in the same period of 2004. The increased cost reflects the increase from 82,100 ounces of recycled PGM metals processed and sold during the first nine months of 2004 to 94,000 ounces in the first nine months of 2005, but also the increase in the acquisition cost for catalytic converter materials as the metal values contained in them have risen with the price of platinum and rhodium in 2005.
     The cost of metals sold under the sales contracts associated with the palladium received in the Norilsk Nickel transaction was $95.9 million in the first nine months of 2005, compared to $54.7 million for the same period of 2004. The total cost of sales for palladium ounces received in the Norilsk Nickel transaction was $55.8 million in the first nine months of 2005 (on about 328,800 ounces sold), compared to $45.1 million in the same period of 2004 (on about 265,900 ounces sold, as sales in 2004 did not begin until mid-February), both at an average cost in inventory of $169 per ounce. As discussed under “Revenues” above, the Company entered into a sales agreement early in 2004 that requires it to purchase rhodium and, at times, platinum from third parties in order to fulfill delivery commitments. The cost of metals purchased and resold, excluding sales of the palladium received in the Norilsk Nickel transaction, was $40.1 million for the first nine months of 2005 and $9.6 million for the first nine months of 2004.
     Production. During the first nine months of 2005, the Company’s mining operations produced approximately 410,800 ounces of PGMs, including approximately 316,900 ounces of palladium and 93,900 ounces and platinum. This compares with approximately 416,100 ounces of PGMs in the first nine months of 2004, including approximately 321,100 ounces of palladium and 95,000 ounces of platinum, respectively, a 1% period-on-period decrease in total PGM production. This slight overall production decrease, while not especially significant, generally reflects the allocation of production resources in 2005 toward further improving the developed state of the mines.
     The Stillwater Mine produced approximately 287,500 ounces of PGMs in the first nine months of 2005, compared with approximately 293,200 ounces of PGMs in the same period of 2004, a 2% decrease. The East Boulder Mine produced approximately 123,300 ounces of PGMs in the first nine months of 2005, and 122,900 ounces for the comparable period in 2004.

     Depreciation and amortization. Depreciation and amortization was $60.1 million for the first nine months of 2005, compared to $43.6 million for the same period of 2004, a 38% increase. The increase was primarily due to the additional depletion expense for capital development placed into service during 2005.
     Other expenses. General and administrative expenses in the first nine months of 2005 were $14.8 million, compared to $14.3 million during the same period of 2004. The increase is primarily due to increased contractual services and compensation costs,
     Interest expense of $8.7 million in the first nine months of 2005 decreased approximately $6.4 million from $15.1 million in the same period of 2004. As noted above, the Company wrote off $5.2 million in unamortized financing costs and certain other costs in relation to a refinancing transaction in August of 2004. The remainder of the difference is savings from the lower interest rates in 2005 as a result of the 2004 refinancing.
     Other comprehensive income. For the first nine months of 2005, other comprehensive income includes a change in the fair value of derivatives of $15.5 million offset by a reclassification to earnings of $4.4 million, for commodity hedging instruments. For the same period of 2004, other comprehensive income included a change in value of $2.6 million for commodity instruments and a reclassification adjustment to interest expense of $0.4 million.
Liquidity and Capital Resources
     The Company’s net working capital at September 30, 2005, was $206.1 million compared to $236.4 million at December 31, 2004. The ratio of current assets to current liabilities was 3.9 at September 30, 2005 down from 4.5 at December 31, 2004. The net decrease in working capital resulted primarily from a net decrease in operating assets and liabilities of $55.5 million mostly resulting from sales of palladium out of inventory, partially offset by an increase in the Company’s cash and cash equivalents.
     In managing its cash, the Company from time to time utilizes certain short-term investments that management deems to be available for sale. These investments include auction-rate securities that contain short-term repricing features and, therefore, are highly liquid, as well as investments in high-grade commercial paper with a maturity greater than 90 days. At September 30, 2005, the Company held $29.2 million of such securities. The Company reclassified its financial statements in 2004 to conform to current-period presentation.
     In February of 2006 the Company will complete its contractual sales of the 877,169 ounces of palladium received in the 2003 Norilsk Nickel transaction. During 2004 and 2005 these sales have contributed significant liquidity to the Company. The Company expects to continue to utilize a portion of these cash proceeds in improving the developed state of its mining operations during 2006.
     For the quarter ended September 30, 2005, net cash provided by operating activities was $29.9 million, compared to $60.5 million for the comparable period of 2004. The following table shows the components of this $30.6 million difference between the two quarters in cash provided by operations:

	Three months ended
	September 30
in thousands	2005	2004
Cash collected from customers	$116,391	$143,835
Cash paid to suppliers, employees and other	(84,717)	(75,931)
Interest received	1,275	488
Interest paid	(3,041)	(7,875)

Net cash provided by operating activities	$29,908	$60,517

     Net cash used in investing activities was $55.8 million during the third quarter of 2005 compared to $31.5 million in the same period in 2004. The Company’s investing activities are capital expenditures for property, plant, equipment, and purchases and sales of investments. Capital expenditures in the third quarter of 2005 were $26.6 million, compared to $20.9 million in the third quarter of 2004.
     Net cash used in financing activities was $7.4 million for the third quarter of 2005, compared to cash provided of $8.3 million for the same period in 2004. The cash used in the third quarter of 2005 was primarily related to payments on long-term debt and capital lease obligations, including term loan prepayments associated with the proceeds from sales of palladium received in the Norilsk Nickel transaction.
     Cash and cash equivalents decreased by $33.3 million during the third quarter of 2005, compared to an increase of $37.3 million in the third quarter of 2004. Most of the decrease in cash in the third quarter of 2005 reflects investment of $29.2 million of cash into liquid investments during the quarter, along with $7.4 million of debt repayments. A significant share of second-quarter 2004 ore production was retained in inventory until the refurbishment of the processing facilities was completed and processing capacity became available; much of that inventory was liquidated during the third quarter of 2004 releasing significant cash.
     Excluded from cash and cash equivalents are highly liquid short-term investments of $29.2 million at September 30, 2005, and $25.2 million at September 30, 2004. If these short-term investments are included in determining liquidity, the Company’s available cash and investments was $137.3 million at September 30, 2005, and $101.7 million at September 30, 2004.
     For the nine months ended September 30, 2005, net cash provided by operating activities was $110.2 million, compared to $100.3 million for the comparable period of 2004. The following table compares the detail of this $9.9 million difference in cash provided by operations between the two nine-month periods:

	Nine months ended
	September 30,
in thousands	2005	2004
Cash collected from customers	$364,386	$314,721
Cash paid to suppliers, employees and other	(248,955)	(200,471)
Interest received	3,468	1,159
Interest paid	(8,719)	(15,137)

Net cash provided by operating activities	$110,180	$100,272

     Net cash used in investing activities was $82.9 million during the first nine months of 2005 compared to $69.2 million in the same period in 2004. The Company’s investing activities are capital expenditures for property, plant, equipment, and purchases and sales of investments. Capital expenditures for the first nine months of 2005 were $66.8 million, compared to $55.8 million for the first nine months of 2004.
     Net cash used in financing activities was $15.3 million during the first nine months of 2005, compared to cash provided of $9.7 million for the same period in 2004. The cash used for financing activities in the first nine months of 2005 primarily reflects prepayments of long-term debt. The cash provided by financing activities during the first nine months of 2004 includes net proceeds from the refinancing and from the issuance of shares.
     Cash and cash equivalents increased by $12.0 million during the first nine months of 2005, compared to an increase of $40.1 million for the first nine months of 2004. While cash generated from operations is actually higher in 2005 than in 2004, increased uses of cash in 2005 include $11.0 million more in capital expenditures, a $25.0 million difference in cash related to financing activities, and $16.1 million of cash diverted into short-term investments.

Credit Facility
     On August 3, 2004, the Company entered into a $180 million credit facility with a syndicate of financial institutions. The credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 325 basis points, or 7.125% at September 30, 2005) and a $40 million five-year revolving credit facility bearing interest, when drawn, at a variable rate plus a margin (LIBOR plus 225 basis points, or 6.125% at September 30, 2005) expiring July 31, 2009. The margin on the revolving credit facility adjusts quarterly according to a leverage ratio defined in the credit agreement. The revolving credit facility includes a letter of credit facility; undrawn letters of credit issued under this facility carry an annual fee of 2.375%. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced in August 2004.
     As of September 30, 2005, the Company has $116.6 million outstanding under the term loan facility. At September 30, 2005, the Company has undrawn outstanding letters of credit against the revolving loan facility totaling $14.1 million as surety in support of its reclamation obligations. These letters of credit reduce amounts available under the revolving credit facility to $25.9 million at September 30, 2005.
     The credit facility requires as prepayments 50% of the Company’s annual excess cash flow, plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Such prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The Company’s term loan facility allows the Company to choose between LIBOR loans of various maturities plus a spread of 3.25% or alternate base rate loans plus a spread of 2.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 6.75% at September 30, 2005. The alternate base rate applies only to that portion of the term loan facility in any period for which the Company has not elected to use LIBOR contracts. Substantially all the property and assets of the Company are pledged as security for the credit facility.
     In accordance with the terms of the credit facility, the Company is required to remit 25% of the net proceeds from sales of palladium received in the Norilsk Nickel transaction to prepay its term loan facility. The Company’s credit facility contains a provision that defers each prepayment related to the sales of palladium received in the Norilsk Nickel transaction until the accumulated amount due reaches a specified level. The accumulated amount at September 30, 2005, of approximately $3.3 million is included on the Company’s consolidated balance sheet as a current liability in the portion of long-term debt repayable upon liquidation of finished palladium in inventory.
     As of September 30, 2005, $13.5 million of the long-term debt has been classified as a current liability, including approximately $12.4 million expected to be prepaid based on palladium sales under this arrangement during the next twelve months.
Contractual Obligations
     The Company is obligated to make future payments under various contracts such as debt and capital lease agreements. The following table represents significant contractual cash obligations and other commercial commitments as of September 30, 2005:

in thousands	2005(1)	2006	2007	2008	2009	Thereafter	Total
Term loan facility	$295	$1,181	$1,181	$1,181	$1,181	$111,612	$116,631
Capital lease obligations , net of interest	133	483	464	458	547	15	2,100
Special Industrial Education Impact Revenue Bonds	80	165	178	190	97	—	710
Exempt Facility Revenue Bonds, net of discount		—	—	—	—	29,365	29,365
Operating leases	285	554	456	429	160	803	2,687
Other noncurrent liabilities		12,302	—	—	—	7,173	19,475

Total	$793	$14,685	$2,279	$2,258	$1,985	$148,968	$170,968

(1)	Amounts represent cash obligations for October — December 2005.
     Debt obligations referred to in the table are presented as due for repayment under the terms of the loan agreements, and before any prepayments from the proceeds of the sale of palladium acquired in the Norilsk Nickel transaction or out of excess cash flows. Under the provisions of the term loan facility, the Company is required to offer 25% of the net proceeds of the sale of palladium received in the Norilsk Nickel transaction to prepay borrowings under its credit facility. The Company’s credit facility contains a provision that defers each prepayment related to these sales of palladium received in the Norilsk Nickel transaction until the accumulated amount due reaches a specified level. As of September 30, 2005, the Company had approximately $1.2 million of scheduled prepayments during the next twelve months and $3.3 million accrued for prepayments related to sales of palladium from the Norilsk Nickel transaction. The credit facility also requires that 50% of the Company’s annual excess cash flow (as defined in the credit facility) be applied as prepayments of the credit facility. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2006 include workers’ compensation costs, property taxes, and severance taxes. Noncurrent liabilities that are anticipated to be paid after 2009 are undiscounted asset retirement obligation costs. Assuming no early extinguishments of debt and no changes in interest rates from their levels at September 30, 2005, the estimated total interest payments will be approximately $2.8 million, $10.9 million, $10.8 million, $10.7 million, $10.5 million and $29.9 million for 2005 (October — December), 2006, 2007, 2008, 2009 and the years thereafter, respectively.

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
Mine Development Expenditures — Capitalization and Amortization
     Mining operations are inherently capital intensive, generally requiring substantial capital investment for the initial and concurrent development and infrastructure of the mine. Many of these expenditures are necessarily incurred well in advance of actual extraction of ore. Underground mining operations such as those conducted by the Company require driving tunnels and sinking shafts that provide access to the underground orebody and construction and development of infrastructure, including utilities and ventilation systems, rail and other forms of transportation, shop facilities, material handling areas and hoisting systems. Ore mining and removal operations require significant underground facilities used to conduct mining operations and to transport the ore out of the mine to processing facilities located above ground.
     Contemporaneously with mining, additional development is undertaken to provide access to ongoing extensions of the orebody, allowing more ore to be produced. In addition to the development costs that have been previously incurred, these ongoing development expenditures are necessary to access and support all future mining activities.
     Mine development expenditures incurred to date to increase existing production, develop new orebodies or develop mineral property substantially in advance of production are capitalized. Mine development expenditures consist of vertical shafts, multiple surface adits and underground infrastructure development including footwall laterals, ramps, rail and transportation, utilities and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. Many such facilities are required not only for current operations, but also for all future planned operations.
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
     This change in accounting method required the Company to measure the effect of the change at January 1, 2004, as if the new method of amortization had been used in all prior years. The credit for the cumulative effect of the change for all years prior to 2004 of $ 6.0 million is shown as the “Cumulative Effect of Accounting Change” in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2004.
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
Derivative Instruments
     From time to time, the Company enters into derivative financial instruments, including fixed forwards and financially-settled forwards to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue. The Company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (together with subsequent accounting guidance for derivative instruments and hedging activities in SFAS No. 138 and No. 149), which requires that derivatives be reported on the balance sheet at fair value, and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge, and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. The Company primarily uses derivatives to hedge metal prices and interest rates. As of September 30, 2005, the net unrealized loss on outstanding derivatives associated with commodity instruments is valued at $16.1 million, and is reported as a component of accumulated other comprehensive income. Because these hedges are highly effective, the Company expects any ultimate gains or losses on the hedging instruments will be largely offset by changes in the value of the corresponding hedged transaction.

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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at September 30, 2005, for the portion of the Company’s net deferred tax assets, which, more likely than not, will not be realized (see Note 10 to the Company’s consolidated financial statements). Based on the Company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the Company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the Company could owe income taxes prospectively on the resulting higher than projected taxable income.
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
     The Company evaluated key factors in its business at December 31, 2004, to determine if there were any events or changes in circumstances that would indicated that the carrying value of the Company’s assets would not be recoverable. No factors were identified that, as of December 31, 2004, indicated that an impairment existed. Consequently, the Company concluded that there was no asset impairment as of December 31, 2004. Because of the significant time and expense involved in the process, the Company normally updates its ore reserves only annually at year-end. As part of this process, however, the Company also identifies critical prices and other elements that could materially affect the reserve computation. As part of the Company’s quarterly review of key factors, it examines any change in prices or other elements that might indicate impairment. A review of each key factor as of September 30, 2005, also did not indicate any asset impairment.

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
     The Company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts together cover significant portions of the Company’s mined PGM production through December 2010 and stipulate floor and ceiling prices for some of the covered production. In the first quarter of 2004 the Company also entered into three new sales contracts under which palladium volumes equal to the 877,169 ounces of palladium received in the Norilsk Nickel stock purchase transaction will be sold over a period of two years, primarily for use in automobile catalytic converters. Under these agreements, the Company is expected to sell approximately 36,500 ounces of palladium per month, ending in the first quarter of 2006, at a slight volume discount to the market price at the time of delivery. Under one of these agreements, the Company also will sell 3,250 ounces of platinum and 1,900 ounces of rhodium per month also at a slight discount to market prices. The Company from time to time may need to purchase platinum and rhodium in the open market to fulfill this monthly delivery obligation.
     During the third quarter of 2005, the major U.S. bond rating agencies downgraded the corporate ratings of General Motors Corporation and Ford Motor Company, two of the customers pursuant to the Company’s long-term sales contracts. [As a result, the debt of these companies no longer qualifies as investment grade]. The Company’s business is substantially dependent on its contracts with Ford and General Motors, particularly because the price under these contracts is significantly greater than the market price of palladium. Under applicable law, these contracts may be void or voidable if General Motors or Ford becomes insolvent or files for bankruptcy. The loss of either of these contracts could require the Company to sell at prevailing market prices, which might expose it to lower metal prices as compared to the floor prices under the contracts. In such an event, the Company’s operating plans could be threatened. In addition, under the Company’s credit facility, a default or modification of these contracts could prohibit additional loans or require the immediate repayment of outstanding loans. Thus, termination of these contracts could have a material adverse impact on the Company’s operations and viability.
     The Company enters into fixed forwards and financially-settled forwards that are accounted for as cash-flow hedges to hedge the price risk in its PGM recycling and mine production activities. In the fixed forward transactions, normally metals contained in the spent catalytic materials are sold forward at the time the materials are received and are delivered against the fixed forward contracts when the finished ounces are recovered. Financially-settled forwards may be used as a mechanism to hedge against fluctuations in metal prices associated with future production. Under financially-settled forwards, at each settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. The Company’s financially-settled forwards are settled in cash at maturity.
     As of September 30, 2005, the Company was party to financially-settled forward agreements covering approximately 45% of its anticipated platinum sales from mine production for the period from October 2005 through June 2008. These transactions are designed to hedge a total of 177,100 ounces of platinum sales from mine production for the next thirty-three months at an overall average price of approximately $848 per ounce.
     The Company enters into fixed forwards and financially-settled forwards relating to PGM recycling of catalyst materials. These transactions are accounted for as cash-flow hedges. These sales of metals derived from processing spent catalytic materials are sold forward at the time of receipt and delivered against the cash flow hedges when the ounces are recovered. All of these open transactions will settle at various periods through October 2005 (see Note 9 to the Company’s consolidated financial statements). The unrealized loss on these instruments related to PGM recycling due to changes in metal prices at September 30, 2005, was $7.2 million. The corresponding unrealized loss on these instruments was $3.0 million at September 30, 2004.
     Until these contracts mature, any net change in the value of the hedging instrument due to changes in metal prices is reflected in stockholders’ equity in accumulated other comprehensive income. A net unrealized loss of $16.1 million on these hedging instruments ($14.8 million unrealized loss related to financially-settled forwards for mine production and a $1.3 million unrealized gain related to fixed forwards for PGM recycling), existing at September 30, 2005, is reflected in accumulated other comprehensive income (see Note 4 to the Company’s consolidated financial statements). Because these hedges are highly efficient, when these instruments are settled any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sales and will be recognized at that time in operating income. All commodity instruments outstanding at September 30, 2005, are expected to be settled within the next thirty-three months.

     A summary of the Company’s derivative financial instruments as of September 30, 2005, is as follows:
Mine Production:
Financially Settled Forwards

	Platinum	Average
	Ounces	Price	Index
Fourth Quarter 2005	23,200	$801	Monthly London PM Average
First Quarter 2006	24,900	$820	Monthly London PM Average
Second Quarter 2006	25,500	$823	Monthly London PM Average
Third Quarter 2006	26,500	$838	Monthly London PM Average
Fourth Quarter 2006	21,000	$862	Monthly London PM Average
First Quarter 2007	19,000	$872	Monthly London PM Average
Second Quarter 2007	14,000	$890	Monthly London PM Average
Third Quarter 2007	12,000	$913	Monthly London PM Average
Fourth Quarter 2007	5,000	$907	Monthly London PM Average
First Quarter 2008	3,000	$893	Monthly London PM Average
Second Quarter 2008	3,000	$909	Monthly London PM Average
PGM Recycling:
Fixed Forwards

	Platinum	Average	Palladium	Average	Rhodium	Average
	Ounces	Price	Ounces	Price	Ounces	Price
Fourth Quarter 2005	15,064	$897	5,376	$186	1,780	$1,911
First Quarter 2006	3,285	$920	—	—	—	—
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
     As of September 30, 2005, the Company had $116.6 million outstanding under the term loan facility, bearing interest based on a variable rate plus a margin (LIBOR plus 325 basis points, or 7.125% at September 30, 2005). The Company’s credit facility allows the Company to choose between loans based on LIBOR plus a spread of 3.25% or alternative base rate loans plus a spread of 2.25%. The alternative base rate is a rate determined by the administrative agent under the new credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 6.75% at September 30, 2005. The final maturity of the term loan facility is July 30, 2010.
     As of September 30, 2005, the Company had a $40 million revolving credit facility. This revolving credit facility includes a letter of credit facility. The Company has outstanding undrawn letters of credit issued against this facility in the amount of $14.1 million, which reduces the amounts available under the revolving credit facility to $25.9 million at September 30, 2005. The letters of credit carry an annual fee of 2.375% at September 30, 2005. The remaining unused portion of the revolving credit facility carries an annual commitment fee of 0.75%.
     If the annual effective interest rate of the variable rate debt increases (or decreases) by 1%, the effect on interest expense would be an increase (or a decrease) of approximately $1.2 million annually. However, concurrent changes in interest income on the Company’s cash and cash equivalents could offset a portion of this change.
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
Stockholder Litigation
     In 2002, nine lawsuits were filed against the Company and certain senior officers in United States District Court, Southern District of New York, purportedly on behalf of a class of all persons who purchased or otherwise acquired common stock of the Company from April 20, 2001 through and including April 1, 2002. They assert claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by the Company regarding its financial performance and, in particular, its accounting for probable ore reserves. In July 2002, the court consolidated these actions, and in May 2003, the case was transferred to federal district court in Montana. In May 2004, defendants filed a motion to dismiss plaintiffs’ second amended complaint, and in June 2004, plaintiffs filed their opposition and defendants filed their reply. Defendants have reached an agreement in principle with plaintiffs to settle the federal class action subject to documentation and court approval. Under the proposed agreement, any settlement amount will be paid by the Company’s insurance carrier and will not involve any out-of-pocket payment by the Company or the individual defendants. In light of the proposed settlement, the hearing on defendants’ motion to dismiss has been taken off calendar, without prejudice to their right to reinstate the motion in the event the parties are not successful in negotiating the terms of the final settlement papers.
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
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None

Item 6. Exhibits

EXHIBITS
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, dated November 4, 2005.

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, dated November 4, 2005.

32.1	Section 1350 Certification, dated November 4, 2005.

32.2	Section 1350 Certification, dated November 4, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
STILLWATER MINING COMPANY
(Registrant)

Date: November 4, 2005	By:	/s/ Francis R. McAllister FRANCIS R. McALLISTER
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2005	By:	/s/ Gregory A. Wing GREGORY A. WING
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBITS
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, dated November 4, 2005.

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, dated November 4, 2005.

32.1	Section 1350 Certification, dated November 4, 2005.

32.2	Section 1350 Certification, dated November 4, 2005.