Form 10-K
period 2005-12-31
STILLWATER MINING CO /DE/
filed 2006-03-16
CIK 931948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 1-13053
STILLWATER MINING COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	81-0480654
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑
If this report is an annual or transition report, Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐        Accelerated filer ☑        Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ YES ☑ NO
As of March 13, 2006, assuming a price of $13.74 per share, the closing sale price on the New York Stock Exchange, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates was approximately $438,076,886.
As of March 13, 2006, the Company had outstanding 91,079,136 shares of common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

GLOSSARY

GLOSSARY OF SELECTED MINING TERMS
     The following is a glossary of selected mining terms used in the Form 10-K that may be technical in nature:

Adit	A horizontal tunnel or drive, open to the surface at one end, which is used as an entrance to a mine.

Anorthosite	Igneous rock composed almost wholly of the mineral plagioclase feldspar.

Assay	The analysis of the proportions of metals in ore, or the testing of an ore or mineral for composition, purity, weight, or other properties of commercial interest.

Catalysts	The catalytic converter used in an automobile’s exhaust and pollution control system and where so indicated, similar materials used in petroleum refining or other chemical processes. Catalysts are materials that facilitate one or more chemical reactions without being consumed in the reaction themselves.

Close-spaced drilling	The drilling of holes designed to extract representative samples of rock in a target area.

Concentrate	A mineral processing product that generally describes the material that is produced after crushing and grinding ore and then effecting significant separation of gangue (waste) minerals from the metal and/or metal minerals, discarding the waste and minor amounts of metal and/or metal minerals leaving a “concentrate” of metal and/or metal minerals with a consequent order of magnitude higher content of metal and/or metal minerals than the beginning ore material.

Crystallize	Process by which matter becomes crystalline (solid) from a gaseous, fluid or dispersed state. The separation, usually from a liquid phase on cooling, of a solid crystalline phase.

Cut-off grade	The lowest grade of mineralized material that qualifies as ore in a given deposit. The grade above which minerals are considered economically mineable considering the following parameters: estimates over the relevant period of mining costs, ore treatment costs, general and administrative costs, smelting and refining costs, royalty expenses, by-product credits, process and refining recovery rates and PGM prices.

Decline	A gently inclined underground excavation constructed for purposes of moving mobile equipment, materials, supplies or personnel from surface openings to deeper mine workings or as an alternative to hoisting in a shaft for mobilization of equipment and materials between mine levels.

Dilution	An estimate of the amount of waste or low-grade mineralized rock which will be mined with the ore as part of normal mining practices in extracting an orebody.

Drift	A major horizontal access tunnel used for the transportation of ore or waste.

Ductility	Property of a solid material that undergoes more or less plastic deformation before it ruptures. The ability of a material to deform plastically without fracturing.

Fault	A geologic fracture or a zone of fractures along which there has been displacement of the sides relative to one another parallel to the fracture.

Filter cake	The PGM-bearing product that is shipped from the refinery, as the Company’s final product, for the next step in the refining process by third party toll refineries.

Footwall	The underlying side of a fault, orebody, or mine working; especially the wall rock beneath an inclined vein, fault, or reef.

Gabbro rocks (See Mafic/Ultramafic)	A group of dark-colored igneous rocks composed primarily of the minerals plagioclase feldspar and clinopyroxene, with minor orthopyroxene.

Gangue material	The non metalliferous or non valuable metalliferous mineral in the ore.

Grade	The average assay of a ton of ore, reflecting metal content. With precious metals, grade is expressed as troy ounces per ton of rock.

Hanging wall	The overlying side of a fault, orebody, or mine working; especially the wall rock above an inclined vein, fault, or reef. (Compare “footwall.”)

Hoist	See shaft

Lenticular-shaped	Resembling in shape the cross section of a double-convex lens.

Lode claims	Claiming the mineral rights along a lode (vein) structure of mineralized material on Federal land; typically lode claims are 1,500 feet in length along the trend of the mineralized material, the claim width typically being 600 feet wide.

Mafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in addition to lighter-colored feldspars.

Matrix	The finer-grained material between the larger particles of a rock or the material surrounding mineral particles.

Mill	A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to effect recovery of the pure metal. Term used interchangeably with concentrator.

Millsite claims	Claiming of Federal land for millsite purposes or other operations connected with mining lode claims. Used for nonmineralized land not necessarily contiguous with the vein or lode.

Mineral beneficiation	A treatment process separating the valuable minerals from the host material.

Mineralization	The concentration of metals and their compounds in rocks, and the processes involved therein.

Mineralized material	A mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals. Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

Mouat Agreement	Mining and Processing Agreement dated March 16, 1984 regarding the Mouat family. The Mouat royalty stems from the formation of Stillwater Mining Company in which claims staked by the Mouats’ forebears in 1876 were leased to Stillwater Mining Company.

Net smelter royalty	A share of revenue paid by the Company to the owner of a royalty interest. At Stillwater Mining Company, royalties are calculated on the mineral production subject to each royalty as a percentage of the revenue received by the Company after deducting treatment, refining and transportation charges paid to third parties, and certain other costs incurred in connection with processing the concentrate at the Columbus smelter.

Norite	Coarse-grained igneous rock composed of the minerals plagioclase feldspar and orthopyroxene.

Ore	That part of a mineral deposit which could be economically and legally extracted or produced at the time of reserve determination.

Outcrop	The part of a rock formation that appears at the earth’s surface often protruding above the surrounding ground.

PGM	The platinum group metals collectively and in any combination of platinum, palladium, rhodium, ruthenium, osmium, and iridium. Reference to PGM grades for the Company’s operations include measured quantities of palladium and platinum only.

PGM rich matte	Matte is an intermediate product of smelting; an impure metallic sulfide mixture made by melting sulfide ore concentrates. PGM rich matte is a matte with an elevated level of platinum group metals.

Probable (indicated) reserves	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurements are farther apart or are otherwise less adequately spaced.

The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Proven (measured) reserves	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

Recovery	The percentage of contained metal extracted from ore in the course of processing such ore.

Reef	A layer precipitated within the Stillwater Layered Igneous Complex enriched in platinum group metal-bearing minerals, chalcopyrite, pyrrhotite, pentlandite, and other sulfide materials. The J-M Reef, which the Company mines, occurs at a regular stratigraphic position within the Stillwater Complex. Note: this use of “reef” is uncommon and originated in South Africa where it is used to describe the PGM-bearing Merensky, UG2, and other similar layers in the Bushveld Complex.

Refining	The final stage of metal production in which residual impurities are removed from the metal.

Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Recycling Materials	Spent PGM-bearing materials collected for reprocessing from auto, petroleum, chemical and medical, food and other catalysts. Additionally, PGMs are sourced from scrap electronics and thermocouples, old jewelry and materials used in manufacturing glass.

Shaft	A vertical or steeply inclined excavation for the purposes of opening and servicing an underground mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

Slag	Slag is a nonmetallic product resulting from the mutual dissolution of flux and nonmetallic impurities during smelting. A silica rich slag is a smelting slag that contains a relatively high level of silica.

Sill	(1) With respect to a mine opening, the base or floor of the excavated area (stope); (2) With respect to intrusive rock, a tabular intrusive unit that is conformable with surrounding rock layers.

Slusher	(1) An electric double-drum winch with two steel ropes attached to an open-bottomed scoop that transports ore from the rock face to a loading point, where the ore is discharged. (2) A very selective mining method in which small ore stopes are mined using a slusher.

Smelting	Heating ore or concentrate material with suitable flux materials at high temperatures creating a fusion of these materials to produce a melt consisting of two layers with a slag of the flux and gangue (waste) minerals on top and molten impure metals below. This generally produces an unfinished product (matte) requiring refining.

Sponge	A powdered form of PGM. Commonly, the form required for manufacture of many PGM-based chemicals and catalysts.

Stope	A localized area of underground excavation from which ore is extracted.

Strike	The course, direction or bearing of a vein or a layer of rock.

Tailings	That portion of the mined material that remains after the valuable minerals have been extracted.

Troy ounce	A unit measure used in the precious metals industry. A Troy ounce is equal to 31.10 grams. The amounts of palladium and platinum produced and/or sold by the Company are reported in troy ounces. There are 12 troy ounces to a troy pound.

Ultramafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in the absence of significant lighter-colored feldspars.

Vein	A mineralized zone having regular development in length, width and depth that clearly separates it from neighboring rock.

Wall rock	The rock adjacent to, enclosing, or including a vein, layer, or dissemination of ore minerals.

PART I
ITEMS 1, 1A AND 2
BUSINESS, RISK FACTORS AND PROPERTIES
INTRODUCTION AND 2005 HIGHLIGHTS
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
     The Company also recycles spent catalyst material to recover PGMs at the smelter and refinery. The Company has a long-term catalyst sourcing agreement and spot contracts with other suppliers who ship spent catalysts to the Company for processing to recover PGMs. The Company smelts and refines the spent catalysts utilizing the same process as for the mined production.
     The Company has long-term sales agreements with auto companies under which it sells its mined production. All of these long-term sales agreements are scheduled to expire by the end of 2010. The Company also has sales agreements under which it sells palladium from the inventory received in the 2003 Norilsk Nickel transaction that will conclude in the first quarter of 2006.
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
     At December 31, 2005, the Company had proven and probable ore reserves of approximately 42.0 million tons with an average grade of 0.57 ounce of PGMs per ton containing approximately 24.1 million ounces of palladium plus platinum at an in-situ ratio of about 3.5 parts palladium to one part platinum. See “Business and Properties — Ore Reserves”.

Highlights:
•	The Company’s revenues, in terms of dollars and ounces sold, for 2005 and 2004 were:

				Ounces of	Ounces of	Ounces of
Year ended December 31, (in thousands)	$ of Palladium	$ of Platinum	$ of Other	Palladium	Platinum	Other
2005
Mine production	$153,669	$110,538	$—	431	135	—
Recycling activities	8,970	59,692	22,033	46	68	12
Sales of Palladium received in Norilsk Nickel transaction and other	90,925	11,515	50,120	457	13	26

Total	$253,564	$181,745	$72,153	934	216	38

2004
Mine production	$162,209	$104,475	$—	432	125	—
Recycling activities	9,548	56,512	10,328	43	69	10
Sales of Palladium received in Norilsk Nickel transaction and other	85,952	6,132	12,371	375	8	11

Total	$257,709	$167,119	$22,699	850	202	21

•	The Company reported a net loss of $13.9 million, or $0.15 per diluted share in 2005 compared to net income of $29.8 million, or $0.33 per diluted share in 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.”

•	During 2005, the Company embarked upon long-term changes which, when realized, are expected to transform the way the Company operates the mines, increase production levels and reduce operating costs. They include continuing to advance the safety systems, increasing the developed state of both mines, expanding the use of selective mining methods, increasing production levels, and reducing operating costs.

•	In reviewing and testing the Company’s internal controls over financial reporting at year-end 2005, the Company’s internal auditors identified several control deficiencies in the Company’s accounting for miscellaneous metal sales that, in the judgment of management, collectively aggregated to the level of a material weakness. These control issues did not involve any of the Company’s major commercial sales agreements. Initial estimates indicated that there could be up to $3 million associated with these miscellaneous metal sales; after further examination, the Company wrote down consigned inventory by $1.8 million at December 31, 2005.

•	In 2005, the Company produced a total of 554,000 ounces of palladium and platinum compared to 569,000 ounces in 2004. Total consolidated cash cost per ounce (a non-GAAP measure) was $324 in 2005, compared with $297 in 2004. The higher consolidated total cash cost per ounce was due to lower 2005 production volumes, particularly at the Stillwater Mine. See “Selected Financial and Operating Data” for further discussion of non-GAAP measures.

•	On January 31, 2006, the Company amended its credit facility to reduce the effective interest rate spread on the $140 million Term Loan entered into on August 3, 2004 by 100 basis points. A previous provision required the Company to fix the interest rate on 50% of the outstanding Term Loan balance through December 31, 2007, if and when the underlying three-month LIBOR reached 4.50%. This provision was also amended to increase this rate from 4.50% to 5.50%. Under the terms of the amendment, the Company would incur a 1% penalty on certain voluntary prepayment transactions that take place within one year of the amendment date (see Note 7 to the Company’s consolidated financial statements for further discussion).

•	The Company increased its capital expenditures for mine development during 2005 and expects development expenditures to continue at the increased level through 2006. The intent of this program is to increase the inventory of proven ore reserves at each mine, in turn allowing for better advance economic analysis of appropriate mining methods in each area, as well as supporting growth in mining rates. Infrastructure at the mines is also being expanded to accommodate future production opportunities. The Company believes that implementing more selective mining methods, best suited to each mining area, will reduce the amount of waste rock mined, thereby increasing the effective ore grade realized. According to plan, such increases in effective realized ore grade, along with measured growth in production rates, are expected to generate economies of scale that will reduce unit production costs over time. These operational efforts are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     Stillwater Mining Company was incorporated in 1992 and on October 1, 1993, Chevron and Manville transferred substantially all assets, liabilities and operations at the Stillwater property to the Company, with Chevron and Manville each receiving a 50% ownership interest in the Company’s stock. In September 1994, the Company redeemed Chevron’s entire 50% ownership. The Company completed an initial public offering in December 1994, and Manville sold a portion of its shares through the offering reducing its ownership percentage to approximately 27%. In August 1995, Manville sold its remaining ownership interest in the Company to institutional investors. The Company’s common stock is publicly traded on the New York Stock Exchange (NYSE) under the symbol “SWC”.
     On June 23, 2003, the Company completed a stock purchase transaction with MMC Norilsk Nickel (“Norilsk Nickel”), whereby a subsidiary of Norilsk Nickel became a majority stockholder of the Company. On that date, the parties entered into a Stockholders Agreement governing the terms of Norilsk Nickel’s investment in the Company. A summary of such terms is included in the Company’s Current Report on Form 8-K filed on June 23, 2003.
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
     The J-M Reef package has been traced at its predictable geologic position and with unusual overall uniformity over considerable distances within the Stillwater Complex. The surface outcrops of the reef have been examined, mapped and sampled for approximately 28 miles along its east-southeasterly course and over a known expression of over 8,200 feet vertically. The predictability of the J-M Reef has been further confirmed in subsurface mine workings of the Stillwater and East Boulder Mines and by over 21,000 drill hole penetrations.
     The PGMs in the J-M Reef consist primarily of palladium, platinum and a minor amount of rhodium. The reef also contains significant amounts of copper and nickel, and trace amounts of gold and silver. Five-year production figures from the Company’s mining operations on the J-M Reef are summarized in Part II, Item 6, “Selected Financial and Operating Data”.

ORE RESERVES
As of December 31, 2005, the Company’s total proven palladium and platinum ore reserves were approximately 4.12 million tons at an average grade of 0.59 ounce per ton, containing approximately 2.5 million ounces of palladium plus platinum, an increase of 33% in proven contained ounces from December 31, 2004. The Company’s total probable palladium and platinum ore reserves were approximately 37.83 million tons at an average grade of 0.57 ounce per ton, containing approximately 21.6 million ounces of palladium plus platinum, a decrease of 2% in probable contained ounces from December 31, 2004. The Company’s total proven and probable palladium and platinum ore reserves were approximately 41.95 million tons at an average grade of 0.57 ounce per ton, containing approximately 24.08 million ounces of palladium plus platinum, an increase of 1% in proven and probable contained ounces from December 31, 2004.
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
     Probable ore reserves are based on longer projections, up to a maximum radius of 1,000 feet beyond the limit of existing drill hole sample intercepts of the J-M Reef obtained from surface and underground drilling. Statistical modeling and established continuity of the J-M Reef as determined from results of mining activity to date support the Company’s technical confidence in estimates of tonnage and grade over this projection distance. Where appropriate, projections for the probable ore reserve determination are constrained by any known or anticipated restrictive geologic features. The probable reserve estimate of tons and grade is based on the projection of factors calculated from adjacent proven reserve blocks or from diamond drilling data where available. The factors consist of a probable area, average thickness, average grade and percent mineable. The area is calculated based on projections up to a maximum of 1,000-feet, the thickness and grade is calculated based on long-term proven ore reserve results in adjacent areas and the percent mineable is calculated based on long-term mine production results from proven areas. Contained ounces are calculated based on area (square feet) times thickness (feet) times grade (ounces per ton) times percent mineable (%) divided by density (expressed as cubic feet per ton).
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
     SEC Guidelines
     The United States Securities and Exchange Commission (SEC) have established guidelines contained in Industry Guide No. 7 to assist registered companies as they estimate ore reserves. These guidelines set forth technical, legal and economic criteria for determining whether the Company’s ore reserves can be classified as proven and probable.
     The SEC’s economic guidelines have not historically constrained the Company’s ore reserves, and did not constrain the ore reserves at December 31, 2005. Under these guidelines, ore may be classified as proven or probable if extraction and sale result in positive cumulative undiscounted cash flow. The Company utilizes the historical trailing 12-quarter average combined PGM market price and the current PGM market price in ascertaining these cumulative undiscounted cash flows. In testing ore reserves at December 31, 2005, the Company applied the trailing 12-quarter combined average PGM market price of $350.50 per ounce, based upon the 12-quarter average palladium price of $210.77 per ounce and the 12-quarter average platinum price of $811.62 per ounce.

     Following a regular review of its filings by the SEC, and on its own initiative, in April 2005, the Company’s Board established a Special Committee on Ore Reserves concurrently with the approval for the development work required to expand the proven ore reserves. The Committee met three times during 2005 with management and outside experts to review ore reserve methodology, identify best practices in the industry and receive reports on the progress and results of the Company’s proven ore reserve expansion program. The Committee expects to continue its work through 2006 as appropriate.
Results
     The December 31, 2005, ore reserves were reviewed by Behre Dolbear & Company, Inc. (“Behre Dolbear”), independent consultants, who are experts in mining, geology and ore reserve determination. The Company has utilized Behre Dolbear to carry out independent reviews and inventories of the Company’s ore reserves since 1990. Behre Dolbear has consented to be a named expert herein. See “Business and Properties — Risk Factors — Ore reserves are very difficult to estimate and ore reserve estimates may require adjustment in the future; changes in ore grades, mining practices and economic factors could materially affect the Company’s production and reported results.”
     The Stillwater Mine ore reserves at year-end 2005 increased by 0.5% in terms of contained ounces from those reported at year-end 2004. The East Boulder Mine ore reserves at year-end 2005 increased by 1.3% in contained ounces from those reported at year-end 2004. Overall the Company’s estimated ore reserves based on contained ounces increased by 0.9% in 2005. The Company’s ore reserve determination for 2005, calculated at December 31, 2005, was ultimately bounded by geologic certainty and unaffected by the price used for determination.
Proven and Probable Ore Reserves
     The Company’s proven ore reserves are generally expected to be extracted utilizing existing mine infrastructure. Additional capital expenditures will be required to extract the Company’s probable ore reserves. Based on current mining rates, the 2005 proven ore reserves of 2.46 million tons at Stillwater Mine and 1.67 million tons at East Boulder Mine represent approximately 40 months of ore production (2,020 tons per day) and 37 months of ore production (1,470 tons per day) respectively at 2006 planned rates. The long term proven ore reserve targets are 3.4 million tons at Stillwater Mine and 2.4 million tons at East Boulder Mine, which reflect 40 months of production at design capacity.
     The grade of the Company’s ore reserves, measured in combined platinum and palladium ounces per ton, is a composite average of samples in all reserve areas. As is common in underground mines, the grade mined and the recovery rate achieved varies depending on the area being mined. In particular, mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. During 2005, 2004 and 2003, the average mill head grade for all tons processed from the Stillwater Mine was 0.57, 0.56, and 0.58 PGM ounces per ton of ore, respectively. During 2005, 2004 and 2003 the average mill head grade for all tons processed from the East Boulder Mine was 0.40, 0.39 and 0.39 PGM ounces per ton of ore, respectively.
     As of December 31, 2005, 2004, and 2003 the Company’s proven and probable ore reserves were as follows:

	DECEMBER 31, 2005			DECEMBER 31, 2004			DECEMBER 31, 2003
		AVERAGE	CONTAINED		AVERAGE	CONTAINED		AVERAGE	CONTAINED
	TONS	GRADE	OUNCES	TONS	GRADE	OUNCES	TONS	GRADE	OUNCES
	(000’s)	(OUNCE/TON)	(000’s)	(000’s)	(OUNCE/TON)	(000’s)	(000’s)	(OUNCE/TON)	(000’s)
Stillwater Mine (2)
Proven Reserves	2,458	0.68	1,664	1,971	0.65	1,279	2,052	0.68	1,387
Probable Reserves	15,638	0.63	9,812	16,108	0.63	10,138	15,428	0.65	10,073

Total Proven and Probable Reserves (1)	18,096	0.63	11,476	18,079	0.63	11,417	17,480	0.66	11,460

East Boulder Mine (2)
Proven Reserves	1,665	0.47	788	1,225	0.46	558	660	0.43	285
Probable Reserves	22,190	0.53	11,818	22,302	0.53	11,886	22,248	0.53	11,854

Total Proven and Probable Reserves (1)	23,855	0.53	12,606	23,527	0.53	12,444	22,908	0.53	12,139

Total Company Reserves (2)
Proven Reserves	4,123	0.59	2,452	3,196	0.57	1,837	2,712	0.62	1,672
Probable Reserves	37,828	0.57	21,630	38,410	0.57	22,024	37,676	0.58	21,927

Total Proven and Probable Reserves (1)	41,951	0.57	24,082 (3)	41,606	0.57	23,861 (3)	40,388	0.58	23,599 (3)

(1)	Reserves are defined as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven ore reserves are defined as ore reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of ore reserves are well-established. Probable ore reserves are defined as ore reserves for which quantity and grade and/or quality are computed from information similar to that used for proven ore reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven ore reserves, is high enough to assume continuity between points of observation. The proven and probable ore reserves reflect variations in the PGM content and structural impacts on the J-M Reef. These variations are the result of localized depositional and structural influences on the distributions of economic PGM mineralization. Geologic domains within the reserve boundaries of the two mines include areas where as little as 0% and up to 100% of the J-M Reef is economically mineable. The ore reserve estimate gives effect to these assumptions. See “Business and Properties — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results and Financial Condition.”

(2)	Expressed as palladium plus platinum in-situ ounces at a ratio of approximately 3.5 parts palladium to 1 part platinum. Stillwater Mine is at a 3.4 to 1 ratio and the East Boulder Mine is 3.6 to 1.

(3)	Average mining and processing losses of approximately 15% must be deducted to arrive at the estimated recoverable ounces.

Discussion
The Company’s proven and probable ore reserves at December 31, 2005, shown above indicate a 0.9% increase in contained ounces from December 31, 2004; likewise, the Company’s proven and probable ore reserves at December 31, 2004, indicate a 1% increase in contained ounces from December 31, 2003. The increases are due to the net effect of :
•	Additions from new drilling to convert probable to proven ore reserves, more than offsetting 2005 and 2004 production,

•	Additions from development drilling to convert mineralized inventory to probable ore reserves,

•	Additions and deletions from adjustments to ore reserve estimation factors and mine planning criteria.
The Company’s production levels for palladium and platinum are driven by the number of ore tons mined, the mill head grade of the ore and the metallurgical recovery percentages. The Company measures its net mine production in terms of the number of ounces contained in the mill concentrate, adjusted for subsequent processing losses expected to be incurred in smelting and refining. The Company defines an ounce of metal as “produced” at the time it is shipped from the mine site. Produced ounces also are adjusted for downstream estimated metal processing losses incurred in the smelting and refining processes. Depreciation and amortization costs are inventoried at each stage of production.
     The economic analysis with respect to 2005 included testing the potential ore reserves at various commodity prices. The results of this analysis identified the relationships shown in the following chart between prices and ore reserves as of December 31, 2005. Such relationship may vary with future ore reserves determinations.
     The analysis above shows that at a combined average price for palladium and platinum above approximately $347 per ounce, ore reserves are bounded by geologic certainty and do not continue increasing. The Company has not tested the ore reserves beyond the level shown because of the expense of access and drilling to establish ore reserves and because of the extensive life of a 24.1 million ounce reserve. At a combined long-term average price for palladium and platinum below approximately $347 per ounce, ore reserves are constrained by economics and are estimated to decrease as shown above.

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
     The Company recognized an impairment of its principal mining assets at December 31, 2003, and recorded a corresponding valuation adjustment of $390.3 million, reducing the carrying value of the properties to their fair market value, as required by SFAS No. 144. The impairment charge consisted of a $176.7 million reduction in asset value at the Stillwater Mine, a $178.0 million reduction at the East Boulder Mine, and a $35.6 million reduction at the Company’s processing and other facilities. As a result, at December 31, 2003, the carrying value of the Stillwater Mine was reduced to $228.6 million, East Boulder Mine to $150.0 million, and the processing and other facilities to $40.9 million. An independent appraiser, Behre Dolbear and Company, utilized conventional mine valuation techniques, including discounted cash flow analysis, for purposes of determining the fair market values.
In accordance with the methodology prescribed by SFAS No. 144, the Company has determined that the carrying value of the Company’s assets was not impaired at December 31, 2005 or December 31, 2004.
     The Company changed its accounting method for the amortization of capitalized mine development costs effective January 1, 2004 (See Note 3 of the Company’s consolidated financial statements) and recorded the cumulative effect of applying the new method retroactively to all prior periods which would have been affected. The cumulative effect adjustment is reflected in the Company’s net income for the year ended December 31, 2004 and resulted in a reallocation of the 2003 impairment charge among individual mining assets as of January 1, 2004.
     Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between projections and actual outcomes for key factors such as PGM prices, recoverable ounces, and/or the Company’s operating performance could have a material effect on the Company’s ability to recover the carrying amounts of its long-lived assets and so could potentially lead to additional impairment charges in the future.

CURRENT OPERATIONS
     The Company’s original long-term development strategy and certain elements of its current planning and mining practices on the J-M Reef ore deposit were founded upon initial feasibility and engineering studies conducted in the 1980’s. Initial mine designs and practices were established in response to available technologies and the particular characteristics and challenges of the J-M Reef ore deposit. The Company’s current development plans, mining methods and ore extraction schedules are designed to provide systematic access to and development of the ore deposit within the framework of current and forecast economic, regulatory and technological considerations as well as the specific characteristics of the J-M Reef ore deposit. Some of the challenges specific to the development of the J-M Reef include:
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
     The Stillwater Mine accesses and has developed a 5.9-mile-long segment of the J-M Reef, between the elevations of 2,300 and 7,000 feet above sea level. Access to the ore at the Stillwater Mine is accomplished by means of a 1,950-foot vertical shaft and by a system of horizontal adits and drifts driven parallel to the strike of the J-M Reef at vertical intervals of between 150 feet and 300 feet. Seven main adits have been driven from surface portals on the west and east slopes of the Stillwater Valley at various elevations between 5,000 and 5,900 feet above sea level. Five principal levels have been developed below the valley floor by ramping down from the 5,000-foot level to extract ore from the reef down to the 3,800-foot elevation. Five additional major levels below the 5,000-foot level are accessed principally from a vertical shaft and shaft ramp system. The Company is currently developing a decline system from the 3,200-foot elevation to access and develop deeper areas in the central part of the mine below those currently serviced by the existing shaft. At the end of 2005, this decline system extended down to the 2,300 foot elevation.
     The 1,950-foot vertical shaft was constructed between 1994 and 1997 as part of the Company’s plan to increase output from 1,000 to 2,000 tons of ore per day and was sunk adjacent to the concentrator to increase efficiency of the operation. Ores and any waste rock to be transported to the surface from the off-shaft and deeper areas of the mine are crushed prior to being hoisted up the shaft. The production shaft and underground crushing station reduce haulage times and costs, improve the material handling of ore and waste and improve the grinding capabilities of the concentrator. Ore from those areas above the 5,000-foot west elevation is hauled to the surface by train. Waste not used for backfill in underground excavations is transported to the surface and placed in permitted waste rock disposal sites.

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
     Prior to 1994, almost all of the Company’s mining activities utilized “captive cut-and-fill” stoping methods. This method extracts the orebody in eight to ten foot high horizontal cuts, accessed from vertical raises and mined with conventional jackleg drills and slushers. The open space created by the extraction of each cut is filled with waste rock and coarse concentrator tailings and becomes the floor for the next level of mining as the process moves upward. Commencing in 1994, the Company introduced two mechanized mining methods: “ramp-and-fill” and “sub-level stoping”. Ramp-and-fill is a mining method in which a succession of horizontal cuts are extracted from the orebody using mobile equipment. Access to the orebody is from ramps driven in or adjacent to the orebody allowing the use of hydraulic drills and load-haul-dump equipment. Sub-level stoping is a mining method in which blocks of the reef approximately 50 feet high and up to 75 feet in length are extracted in 30-foot intervals utilizing mobile electric hydraulic long-hole drills and remote control rubber tired load-haul-dump equipment. The reef is mined in a retreat sequence and mined out areas are filled with development waste. Mechanized mining accounted for approximately 93% of total tons mined in 2005. The Company determines the appropriate mining method to be used on a stope-by-stope basis.
     The use of selective mining methods will be expanded over the next three to four years at Stillwater Mine. Sub-level mining will be de-emphasized and captive cut-and-fill mining will be increased to up to 35% of the total mining. Selective mining is intended to increase recovery of the ore reserve, decrease secondary development and associated costs, decrease dilution resulting in a higher grade ore delivered to the mill and decrease reliance on mobile mining equipment, thereby reducing capital and support costs.
     The Company processes ore from the Stillwater Mine through a concentrator plant (“mill”) adjacent to the Stillwater Mine shaft. The mill has an approximate capacity of 3,000 tons per day. Ore is fed into the concentrator, mixed with water and ground to a slurry in the concentrator’s mill circuit to liberate the PGM-bearing sulfide minerals from the rock matrix. Various reagents are added to the slurry to separate the valuable sulfides from the waste rock in a flotation circuit. In this circuit, the sulfide minerals are floated, recycled, reground and refloated to produce a concentrate suitable for further processing. The flotation concentrate, which represents approximately 1.5% of the original ore weight, is filtered and transported in bins 46 miles to the Company’s metallurgical complex in Columbus, Montana. Approximately 49% of the tailings material from the mill is returned to the mine and used as fill material to provide support for additional mining activities. The balance is placed in tailings containment areas on the surface. No additional steps are necessary to treat any tailings placed back into the mine or into the impoundments. Tailings placed into the impoundment areas are disposed of pursuant to the Company’s operating permits. Mill recovery of PGMs was 92%, 92% and 91% in 2005, 2004 and 2003, respectively.
     In 1998, the Company received an amendment to its existing operating permit providing for the construction of a lined surface tailings impoundment that would serve the Stillwater Mine for approximately the next 30 years. This facility was placed into operation in late 2000. See “Business and Properties — Current Operations — Regulatory and Environmental Matters — Permitting and Reclamation”.
     During 2005, the Stillwater Mine produced approximately 381,000 ounces of palladium and platinum, compared to approximately 405,000 ounces in 2004. See “Selected Financial and Operating Data.” The Stillwater Mine’s total cash costs (a non-GAAP measure) were $314 per ounce in 2005 compared to $278 per ounce in 2004. See “Selected Financial and Operating Data” for further discussion of non-GAAP measures.
EAST BOULDER MINE
     The East Boulder Mine is located in Sweet Grass County, Montana, and provides access to the western portion of the J-M Reef. The mine is fully permitted independently of the Stillwater Mine and serves as a second access to the J-M Reef. Surface facilities for the East Boulder Mine are situated on unpatented mill site claims maintained on federal lands administered under the Gallatin National Forest. All facilities are wholly owned and operated by the Company. Proven and probable ore reserves for the mine are controlled by patented mining claims owned by the Company. The mine is located approximately 32 miles southeast of Big Timber, Montana, and is accessed by a public road. All surface facilities including the tailings management complex are located within a 977-acre operating permit area. Development of the mine began in 1998. The mine consists of underground mine development and surface support facilities, including a concentrator, shop and warehouse, changing facilities, storage facilities, office and tailings management facility. The mine commenced commercial production effective January 1, 2002.

     The J-M reef is accessed at East Boulder by two 18,500-foot, 15-foot diameter tunnels. The access tunnels intersect the orebody at an elevation 6,450 feet above sea level. The orebody is currently developed by four levels of footwall lateral drives parallel to the orebody totaling approximately 26,000 feet, and by two primary ramps totaling approximately 11,250 feet. The orebody is accessed vertically by ramp systems driven approximately every 1,200 feet along the length of the deposit. The predominant mining methods at this time are sub-level stoping and ramp-and-fill mining methods. In 2005, the Company began introducing “captive cut-and-fill” mining.
     Selective mining will be expanded over the next three to four years at East Boulder Mine. In the move to selective mining, the sub-level mining method that will be de-emphasized and captive cut-and-fill will be expanded to comprise up to 100% of total mining. Selective mining is intended to increase recovery of the ore reserve, decrease secondary development and associated costs, decrease dilution resulting in a higher grade ore delivered to the mill and decrease reliance on mobile mining equipment, thereby reducing capital and support costs.
     The ore is transported by rail haulage to the surface and processed through a concentrator plant, which has a capacity of 2,000 tons per day. In the concentrator, the ore is mixed with water and ground to a slurry in the concentrator’s mill circuit to liberate the PGM bearing sulfides from the rock matrix. Similarly to the process at the Stillwater Mine, reagents are then added to the slurry to separate the valuable sulfide from the waste rock in a flotation circuit. The sulfide minerals are floated, recycled, reground and refloated to produce a concentrate. The flotation concentrate, which represents 1.8% of the original ore weight, is filtered and transported in bins approximately 75 miles to the Company’s metallurgical complex in Columbus, Montana. In 2005, approximately 61% of the tailings material from this process was returned to the mine and used for backfill to provide a foundation upon which additional mining activities can occur. The balance was placed in surface tailings containment areas. No additional steps are necessary to treat any tailings placed back into the mine or into the impoundments. Tailings placed into the impoundment areas are disposed of pursuant to the Company’s operating permits. The impoundment area has an estimated life of approximately 20 years at the original planned production and processing rate of 2,000 tons per day. Mill recovery of PGMs was 89%, 88% and 89% in 2005, 2004 and 2003, respectively.
     During 2005, the East Boulder Mine produced approximately 173,000 ounces of palladium and platinum, compared to approximately 164,000 ounces in 2004. The East Boulder Mine’s total cash costs (a non-GAAP measure) were $346 per ounce in 2005 compared to $344 per ounce in 2004. See “Selected Financial and Operating Data” for further discussion of non-GAAP measures.
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
     As part of the Company’s ongoing development activities, it continues to convert its established probable ore reserves to proven ore reserves through the lateral and vertical development of the Stillwater and East Boulder Mines. These ongoing activities involve the construction of mine development workings to access established ore reserves and the continuous advancement of definition drilling, engineering and mine plans to replace depleted ore reserves. During 2005, 2004, and 2003, $77.4 million, $62.3 million and $48.8 million respectively, were incurred in connection with capitalized mine development and are included in total capital expenditures.
METALLURGICAL COMPLEX
     Smelter. The Company owns a smelter facility and associated real estate located in Columbus, Montana. Concentrates from the mine sites are transported to the smelter, dried, and fed into a 5.0-megawatt electric furnace, where the concentrates are melted and separated into a silica rich slag and a PGM rich matte. The matte is tapped from the furnace and granulated. This granulated furnace matte is then processed in a top blown rotary converter (TBRC), which separates iron from the converter matte. The converter matte is poured from the TBRC, granulated and transferred to the refinery for further processing. The granulated converter matte, approximately 6% of the original smelter feed by weight, consists of copper and nickel sulfides containing about 1.5% PGMs.
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

     Base Metals Refinery. The Company’s base metals refinery is on property it owns adjacent to the smelter in Columbus, Montana. The refinery utilizes the patented Sherritt Process, whereby sulfuric acid is used to dissolve the nickel, copper, cobalt and residual iron from the converter matte. This process upgrades the converter matte product substantially from 1.5% PGMs to 35-44% PGMs.
     In the refinery, copper, nickel, cobalt, and other metals are separated from the PGM-bearing converter matte and ultimately are marketed as by-products. Iron is precipitated from an iron-copper-nickel-cobalt solution and is returned to the smelter to be processed and removed in the slag. A nickel crystallizer circuit produces a crystalline nickel sulfate by-product containing minor amounts of cobalt which is marketed into sales contracts with various companies. A copper electrowinning circuit removes copper from solution as cathode copper that is marketed under sales contracts with companies in the U.S.
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
     During 2005, 2004 and 2003, total by-product (copper, nickel, gold and silver) sales were approximately $21.4 million, $15.8 million and $12.1 million, respectively, and were credited against production costs.
     During the second-quarter of 2004, the Company shut down its smelter and base metals refinery for about five weeks for routine smelter re-bricking and other refurbishing. Production at the mines was unaffected by this shutdown. The mine concentrates produced during the smelter shutdown were stockpiled at the smelter and processed once the facility came back into operation..
     The Company’s significant repair and maintenance costs in connection with planned major maintenance activities are expensed as incurred. The Company does not accrue in advance for major maintenance activities, but, whenever practicable, discloses in advance in its public filings any planned major maintenance activities that may affect operations.
RECYCLING ACTIVITIES
     PGM metals contained in spent catalytic converter materials are purchased from third-party suppliers or received under tolling agreements and are processed by the Company through its metallurgical complex. A sampling facility crushes and samples the spent catalysts prior to their being blended for smelting in the electric furnace. The spent catalytic material is sourced by others, primarily from automobile repair shops and automobile yards that disassemble old cars for the recycling of their parts. Spent petroleum refining catalysts are also processed regularly by the Company.
     The Company has been processing small spot shipments of spent catalysts since 1997. In October 2003, the Company entered into a long-term metal sourcing agreement with a major U.S. collector of PGM catalyst for recycling. The terms of this agreement were modified during 2005 to facilitate growing the Company’s recycling activities. The specific commercial terms of this agreement are confidential. However, in the event of a change in business circumstances, the Company can terminate this agreement upon ninety days’ notice.
     The Company records revenue and cost of metals sold for the processing of these recycled materials. Revenues were $90.7 million, $76.4 million and $8.9 million for 2005, 2004 and 2003, respectively. Cost of metals sold was $85.6 million, $71.3 million and $8.0 million for 2005, 2004 and 2003, respectively. For purposes of calculating total cash costs per ounce and per ton, (non-GAAP measures), the Company accounts for the net proceeds from recycling activities as an operating credit, offsetting a portion of the cost of the processing facilities. The net proceeds from the processing of recycled catalysts in 2005, 2004 and 2003 reduced total cash costs (a non-GAAP measure.) by approximately $6.3 million, $6.1 million and $0.9 million, respectively.
OTHER PROPERTIES
     The Company owns a 17,600 square foot warehouse facility and also leases 10,100 square feet of office space in buildings in Columbus as well as 11,000 square feet of office space in Billings, Montana. The Company relocated its headquarters offices to Billings in January 2005. The annual lease expense for the offices in Columbus, Montana, is approximately $71,000 per year. The annual lease expense for the Company’s headquarters in Billings is approximately $225,000 per year. The Company also owns parcels of rural land in Stillwater and Sweet Grass Counties, Montana, near its mine sites totaling approximately 3,364 acres and additional properties in the communities of Columbus and Big Timber, Montana, which are used as support facilities. All of the Company’s fee properties are subject to a mortgage in favor of the Company’s credit facility

CREDIT AGREEMENT
     On August 3, 2004, the Company entered into a new $180 million credit facility with a syndicate of financial institutions that replaced the Company’s previous $250 million credit facility. The new credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 325 basis points, or 7.69% at December 31, 2005) and a $40 million five-year revolving credit facility bearing interest when drawn at a variable rate plus a margin (LIBOR plus 225 basis points, or 6.69% at December 31, 2005) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility. Undrawn amounts under the letters of credit issued through this facility as of December 31, 2005, carry an annual fee of 2.375%. Both the margin on the revolving credit facility and the letter of credit fee adjust contractually based on the Company’s leverage ratio, as defined, beginning after the first quarter of 2005. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced on August 31, 2004.
     As of December 31, 2005, the Company has $109.4 million outstanding under the term loan facility. At December 31, 2004 and 2005, the Company had obtained letters of credit in the amount of $7.5 million and $14.1 million, respectively, as partial surety for certain of its long-term reclamation obligations, which reduced amounts available under the revolving credit facility to $32.5 million at December 31, 2004, and $25.9 million at December 31, 2005.
     The credit facility requires as prepayments 50% of the Company’s annual excess cash flow (as defined in the credit agreement), plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Such prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The Company’s term loan facility, as amended on January 31, 2006, allows the Company to choose between LIBOR loans of various maturities plus a spread of 2.25% or alternate base rate loans plus a spread of 1.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 7.25% at December 31, 2005. The alternate base rate applies only to that portion of the term loan facility in any period for which the Company has not elected to use LIBOR contracts. Substantially all the property and assets of the Company are pledged as security under the credit facility.
     In accordance with the terms of the credit facility, the Company is required to offer 25% of the net proceeds from sales of palladium received in the Norilsk Nickel transaction to prepay its term loan facility. The credit facility contains a provision that defers each prepayment related to the sales of palladium received in the Norilsk Nickel transaction until the accumulated amount due reaches a specified level. The Company has prepaid $20.8 million in connection with such sales and has deferred $2.2 million as of December 31, 2005.
     On January 31, 2006, the Company completed an amendment to the credit facility that reduces the interest rate spreads on the term loan by 100 basis points. A previous provision that required the Company to fix the interest rate on 50% of the outstanding term loan balance through December 31, 2007, if and when the underlying three-month LIBOR reached 4.50% was also amended, increasing the hedging threshold to 5.50%. Under the terms of the amendment, the Company would pay a 1% penalty on certain voluntary prepayment transactions that occur within one year of the effective date of the amendment.
     As of December 31, 2005, $8.4 million of the Company’s long-term debt was classified as a current liability representing that portion of the term loan facility expected to be prepaid under this arrangement during the next twelve months, which includes the deferred prepayment amount.
     Covenants in the credit facility include restrictions on the Company’s ability to: (1) incur additional indebtedness; (2) pay dividends or redeem capital stock; (3) grant liens; (4) make investments, acquisitions, dispositions or enter into mergers; (5) enter into transactions with affiliates; (6) make capital expenditures; (7) refinance or prepay subordinated debt; (8) change the nature of the Company’s business or cease operations at the principal operating properties; and (9) enter into commodity hedging for volumes in excess of expected production. The Company is also subject to financial covenants including a debt to EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) ratio, a debt service coverage ratio and a minimum liquidity requirement. These covenants were not affected by the January 31, 2006 amendment.
     Events of default under the credit facility include: (1) a cross-default linked to other indebtedness of the Company; (2) any material modification to the life-of-mine plans, absent lender consent; (3) a change of control of the Company, subject to certain exceptions, and (4) any material breach by a counterparty to a material sales contract or any unapproved modification or termination of such a sales contract. At December 31, 2005, the Company was in compliance with all of its covenants under the credit facility.

     The following is a schedule by year of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility, as of December 31, 2005, without regard to the expected prepayments required to be offered from sales of palladium received the Norilsk Nickel transaction or out of excess cash flow:

Term facility
Year ended	(in thousands)
2006	1,111
2007	1,111
2008	1,111
2009	1,111
2010	105,003

Total	$109,447

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

	PALLADIUM				PLATINUM
	Subject to		Subject to		Subject to		Subject to
	Floor Prices		Ceiling Prices		Floor Prices		Ceiling Prices
	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling
Year	Production	Price	Production	Price	Production	Price	Production	Price
2006	100%	$339	31%	$707	80%	$425	16%	$856
2007	100%	$339	16%	$975	70%	$425	14%	$850
2008	82%	$382	20%	$975	70%	$425	14%	$850
2009	80%	$380	20%	$975	70%	$425	14%	$850
2010	80%	$375	20%	$975	70%	$425	14%	$850
     The volumes of platinum and palladium to be delivered under these sales contracts vary according to actual mine production. The contracts also contain termination provisions that allow the purchasers to terminate in the event the Company breaches certain provisions of the contract and the breach is not cured within periods ranging from 10 to 30 days of notice by the purchaser. The long-term sales contracts qualify for the normal sales exception provided in Statement of Financial Accounting Standards (SFAS) No. 138 and so are not subject to the hedge accounting requirements of SFAS No. 133 because they do not settle net and require physical delivery. The floors and ceilings embedded within the long-term sales contracts are treated as part of the host contract, not as separate derivative instruments, and therefore also are not subject to the requirements of SFAS No. 133.

     The Company has historically entered into hedging agreements from time to time to manage the effect of fluctuation in the price of palladium and platinum from mine production on the Company’s cash flow. Hedging activities consist of “fixed forwards” for future deliveries of specific quantities of PGMs at specific prices, the sale of call options and the purchase of put options and financially settled forwards. Gains or losses can occur as a result of hedging strategies if the hedging contracts ultimately settle at prices above or below market. The Company recorded costs in 2005 totaling $8.0 million for fixed forward and financially-settled forward contracts that settled below market price during 2005. Corresponding costs recorded in 2004 totaled $0.8 million. No hedging costs were recorded in 2003. The unrealized loss related to financially-settled forwards for mine production, representing the difference between the contract price and current market price for open hedging contracts that have not yet settled, was $17.6 million at year-end 2005. All such hedging transactions open at December 31, 2005 will settle at various periods through June 2008 (See Note 16 to the Company’s consolidated financial statements).
Recycling Activities
     The Company regularly enters into fixed forwards and financially settled forwards relating to recycling of catalysts. These transactions are accounted for as cash-flow hedges. Metals from processing recycled materials are sold forward at the time the catalysts are received, and they are delivered against the cash flow hedges when the ounces are recovered. All of these open transactions at December 31, 2005, will settle at various periods through March 2006 (See Note 16 to the Company’s consolidated financial statements). The unrealized loss on these instruments due to changes in metal prices at December 31, 2005 and 2004 was $0 million and $0.2 million, respectively. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedge contract prices by a predetermined margin limit. No such margin deposits were outstanding or due at December 31, 2005 or 2004. Because these hedges are highly effective, at settlement any cumulative gain or loss on these financially settled forwards will be fully offset by changes in the value of the underlying metal.
Palladium acquired in connection with Norilsk Nickel transaction:
     The Company entered into sales agreements during the first quarter of 2004 to sell the palladium received in the 2003 stock purchase transaction with Norilsk Nickel. Under these agreements, the Company sells approximately 36,500 ounces of palladium per month, until the inventory is depleted in the first quarter of 2006, at a slight volume discount to market price. Additionally, under one of these agreements, the Company is committed to provide 3,250 ounces of platinum and 1,900 ounces of rhodium per month, also at a slight discount to market price.
TITLE AND ROYALTIES
     The Company holds 995 patented and unpatented lode or millsite claims covering approximately 16,000 acres along the J-M Reef mineral zone and on adjacent federal lands utilized for the Company’s operations facilities. The Company believes that approximately 130 of these claims cover 100% of the known apex of the J-M Reef. The remainder of the Company’s unpatented claims either adjoin the apex of the J-M Reef or secure sites for surface operations. Prior to the federal moratorium on processing new applications for mining claim patents, the Company had leasehold control on one patented claim under the Mouat Agreement, had been granted patents on 34 of its own claims (a combined total of 735 acres), and had 33 patent applications pending on 135 additional mining claims covering an area of 2,249 acres. The applications included claims owned directly by the Company or held by the Company in leasehold. During the fourth quarter of 2001, 31 new patents were issued to the Company for 126 mining claims covering 2,126 acres. At year-end 2001, patents had been issued for all submitted applications involving the claims owned directly by the Company. In a decision dated April 30, 2002, the Montana State Office of the Bureau of Land Management (BLM) rejected two mineral patent applications submitted prior to July 13, 1993 covering 123 acres in 9 mining claims held by the Company in leasehold under the Mouat Agreement. The Company joined with the Mouat interests in appealing the BLM decision to the U.S. Department of the Interior Board of Land Appeals (IBLA). On April 25, 2005, Administrative Judges for the IBLA ruled in favor of the Mouat Interests and Company’s appeal and remanded the cases to the BLM with instruction to issue the pending patents. As of the date of this filing, the Certificates of Patent had not yet been issued; however, the Company considers the matter resolved and expects the patents to be granted in due course. The Company presently maintains 825 active unpatented mining and millsite claims. Unpatented mining claims may be located on lands open to mineral appropriation and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and claims are more commonly subject to challenges of third parties, regulatory or statutory changes, or contests by the federal government. The validity of an unpatented mining claim or millsite claim, in terms of establishing and maintaining possessory rights, depends on strict compliance with a complex body of federal and state statutory and decision law regarding the location, qualifying discovery of valuable minerals, occupancy and beneficial use by the claimant.
     Of the Company’s 995 controlled claims, 869 are subject to royalties, including 711 subject to a 5% net smelter royalty payable to Newmont Capital Limited, 56 subject to a 0.35% net smelter royalty payable to the Mouat family, and 102 subject to both royalties. During 2005, 2004 and 2003, the Company incurred royalty expenses of $8.7 million, $8.7 million and $6.0 million, respectively. At December 31, 2005, 100% of the Company’s proven and probable ore reserves were secured by either its control of 161 patented mining claims or the 9 current first-half certified claims pending final action under the April 2005 appeal ruling by the IBLA. Processing facilities at the East Boulder Mine are situated on 127 validated unpatented millsite claims.

SAFETY
     Mining operations are conducted at the Stillwater Mine and at the East Boulder Mine and involve the use of heavy machinery and drilling and blasting in confined spaces. The pursuit of safety excellence at the Company continues with the implementation since 2001 of the Company’s “G.E.T. (Guide, Educate and Train) Safe” safety and health management systems. Efforts are focused on accident prevention, seeking opportunities for safer mining methods and increased employee awareness and training. Areas of specific focus include enhanced work place examinations, joint union and management safety committees, critical task analysis, loss control representatives who are part of the mining workforce and implementation of measurable safety standards. Employee-led focus teams have been successful in solving many safety related challenges. The Company continues to use focus teams to address specific safety and health related issues. The Company has partnered with MSHA on several occasions for purposes of education, training, research, and technology sharing. As a result of this partnership, several breakthrough results have been created. Most noteworthy are the completion of a jointly created training seminar for MSHA inspectors and Stillwater supervisors as well as study and research efforts for reducing employee exposures to noise and diesel particulate matter.
     During 2005, continued focus to improve Company safety performance resulted in an incidence rate reduction of 20% from 2004. This equates to a 66% reduction in incidence rates since the inception of the “G.E.T. Safe” safety management systems in 2001. The Assistant Secretary of Labor for Mine Safety and Health visited the Stillwater Mine during 2004 and presented the workforce with an award for “Most Improved Mine” in the Rocky Mountain District. This award acknowledged the mine’s reduction in injury incidence rates, of accidents and of injuries.
     The metallurgical complex in Columbus, Montana, continued to maintain a low incidence rate while being recognized by the Montana Department of Labor and OSHA as a leader in workplace safety. The smelter was the recipient of its eleventh Safety and Health Achievement Recognition Program (“SHARP”) Award and the refinery received its seventh. The Company’s laboratory also received the SHARP award in 2005. The SHARP program recognizes employers who have demonstrated exemplary achievements in workplace safety and health. By meeting the SHARP inspection requirements, these facilities may be exempt from general Occupational Safety and Heath Administration (OSHA) inspections for one year.
     In 2006, attention to further employee participation and involvement will be enhanced through hourly loss control representatives and the continued implementation of internal safety auditing processes.
EMPLOYEES
     As of December 31, 2005 and 2004, the Company had 1,617 and 1,575 employees, respectively, in the following areas:

	NUMBER OF
	EMPLOYEES AT
	DECEMBER 31,
SITE	2005	2004
Stillwater Mine	956	972
East Boulder Mine	464	408
Smelter and Refinery Complex	136	142
Columbus and Billings Administration and Support	61	53

Total	1,617	1,575

     All of the Company’s hourly employees at the Stillwater Mine, the East Boulder Mine, the smelter and refinery are represented by the United Steelworkers of America (USWA). On July 1, 2004, a three-year contract was negotiated which covers substantially all hourly workers at the Stillwater Mine, the smelter and the refinery and provides for an annual average wage increase of 3% per annum. The new contract was ratified by union members on July 19, 2004 following a ten-day work stoppage. Separately, the three-year contract covering all hourly workers at the East Boulder Mine expired on July 1, 2005 and a new three-year ratified agreement took effect on July 10, 2005. See “Business and Properties — Risk Factors.”
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
     The Company believes that its operations and facilities comply in all material respects with current federal, state and local permits and regulations, and that it holds all necessary permits for its operations at the Stillwater and East Boulder Mines and to complete all of its planned expansion projects.. However, compliance with existing and future laws and regulations may require additional control measures and expenditures, which cannot be estimated at this time. Compliance requirements for new mines and mills may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. The cost of complying with future laws and regulations may render currently operating or future properties less profitable and could adversely affect the level of the Company’s ore reserves and, in the worst case, render its mining operations uneconomic.
     Permitting and Reclamation. Operating Permits 00118 and 00149 issued by the Montana Department of State Lands encompass approximately 2,453 acres at the Stillwater Mine located in Stillwater County, Montana and 977 acres at the East Boulder Mine located in Sweet Grass County, Montana. The permits delineate lands that may be subject to surface disturbance. At present, approximately 431 acres have been disturbed at the Stillwater Mine, and 210 acres have been disturbed at the East Boulder Mine. The Company employs concurrent reclamation wherever feasible.
     Reclamation regulations affecting the Company’s operations are promulgated and enforced by the Hard Rock Bureau of the Montana Department of Environmental Quality (DEQ). Additional reclamation requirements may be imposed by the United States Forest Service (USFS) during the permitting process. For regulatory purposes, reclamation does not mean restoring the land to its pre-mining state. Rather, it means returning the post-mining land to a state which has stability and utility comparable to pre-mining conditions. Reclamation concerns include stabilization and vegetation of disturbed lands, controlling stormwater and drainage from portals and waste rock dumps, removal of roads and structures, treating and the elimination of process solutions, treatment and the elimination of mine water prior to discharge and visual aesthetics. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Environmental Obligations.”
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

     In the first quarter of 1999, an environmental group filed a complaint against the Montana DEQ challenging the adequacy of the Environmental Impact Statement and reclamation provisions developed in connection with the amendment to the permit. The Company was not named in the complaint. In mid-2000, the Company signed an agreement with the group and its affiliates (the Councils). Under the terms of the agreement, the Councils withdrew litigation against the Montana DEQ. The Councils also agreed not to file a protest against the renewal of the Company’s water quality permit at the East Boulder Mine. For its part, the Company agreed to programs that reduce traffic flows to both the Stillwater Mine and the East Boulder Mine. In addition, the Company is funding expanded monitoring programs and the development of a watershed partnership for the Boulder River basin to assist residents in improving the quality of surface and ground water. In August of 2005, this agreement was mutually amended to acknowledge the progress made in implementing the agreement and completing and finalizing many of the agreements requirements. Additionally, future commitments were reviewed and amended as appropriate in an effort to bring the agreement current with existing environmental conditions, updated technical data and changes to schedules and monitoring plans resulting from information gathered during the previous 5-year period. The Company estimates the total cost of all the environmental programs associated with the implementation of the agreement to be approximately $250,000 to $400,000 annually.
     The Company’s environmental expenses were $2.3 million, $1.7 million and $1.7 million, for 2005, 2004 and 2003, respectively. The Company had capital expenditures for environmental facilities during 2005, 2004 and 2003 of $0.7 million, $7.7 million and $6.3 million, respectively. The Company’s ongoing operating expenditures for environmental compliance are expected to exceed approximately $2.5 million per year and will be expensed as incurred.
MMC NORILSK NICKEL INVESTMENT
     On June 23, 2003, the Company issued 45,463,222 new shares of its common stock to Norimet, a wholly-owned subsidiary of MMC Norilsk Nickel, a Russian company. The Company received consideration from Norimet consisting of $100.0 million in cash and 877,169 ounces of palladium valued at $148.2 million as of June 23, 2003. The aggregate value of the consideration was $248.2 million. The Company was required to use one-half of the cash proceeds to prepay its term loans and was required to offer one-half of the cash proceeds received from the sale of the ounces as a prepayment of the previous credit facility. The previous credit facility was replaced in August of 2004, and currently the Company is required to utilize 25% of the cash proceeds received from the sale of these palladium ounces as a prepayment of the new credit facility. See “Credit Agreement” above.
     On September 3, 2003, Norimet completed a cash tender offer to acquire 4,350,000 shares of the Company’s outstanding common stock. As of March 13, 2006, Norimet owned 49,813,222 shares or 54.7% of the Company’s outstanding common stock.
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
     The Company competes with other suppliers of PGMs, some of which are significantly larger than the Company and have access to greater mineral reserves and financial and commercial resources. Some significant suppliers of PGMs produce platinum and palladium as byproducts of other production. See “Supply” below. New mines may open over the next several years, increasing supply. Furthermore, in certain industrialized countries, an industry has developed for the recovery of PGMs from scrap sources, mostly from spent automotive and industrial catalysts. There can be no assurance that the Company will be successful in competing with these existing and emerging PGM producers. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GLOBAL DEMAND
     During 2005, demand for palladium continued to increase by approximately 6% to 6.89 million ounces. According to Johnson Matthey’s Platinum 2005 Interim Review Report published in November 2005 (Johnson Matthey or the Johnson Matthey report), palladium demand will continue to increase due to more than a 70% increase in the production of palladium jewelry in China.

Charts reproduced from the Johnson Matthey Platinum 2005 Interim Review. Consent to cite Johnson Matthey was neither sought nor obtained.
     Johnson Matthey also reported that platinum demand has increased from 4.8 million ounces in 1995 to 6.7 million ounces in 2005, a 39% increase and that demand for platinum exceeded supply in 2004 by only 40,000 ounces, moving closer to being in balance, (see platinum chart below). Demand for platinum is forecast to rise by 2% to 6.71 million ounces in 2005. Purchases by the autocatalyst sector will grow with demand for platinum projected to rise by 8% to 3.86 million ounces driven by growth in diesel engine usage. Diesel car sales continue to climb in Europe, and regulation of emissions from both light and heavy duty diesel vehicles is tightening world-wide. Jewelry demand for platinum is forecast to drop by more than 6% to 2.02 million ounces as Chinese purchases of metal fall for the third year in a row. Supplies of platinum are forecast to edge up by 2% to 6.59 million ounces in 2006. The price of platinum climbed from a low of $844 in January 2005 to reach $965 at December 31, 2005.

     Chart reproduced from the Johnson Matthey Platinum 2005 Interim Review. Consent to cite Johnson Matthey was neither sought nor obtained.
     The unique physical qualities of PGMs include: (1) a high melting point; (2) excellent conductivity and ductility; (3) a high level of resistance to corrosion; (4) strength and durability; and (5) strong catalytic properties.
     The largest application for palladium is in automotive catalytic converters. In 2004, this industry consumed approximately 3.2 million ounces (net of recycling), or 49% of the worldwide palladium demand. Net demand for palladium in catalytic converters decreased slightly in 2005 to approximately 3.0 million ounces, or 44% of worldwide palladium demand in 2005 as recycling volumes increased and demand for palladium in other applications grew, especially for jewelry. According to Johnson Matthey, demand for palladium in the next several years is expected to continue growing, driven primarily by its use in catalytic converters to reduce harmful automobile emissions. Auto industry demand for palladium is forecasted to continue rising steadily in 2006, growing faster than 2005. In the U.S., the automobile industry is required to comply with National Low Emission Vehicle standards that progressively decrease permitted automotive emission levels. Europe and Japan have adopted more stringent standards for the future as well. With growing concern for cleaner air, it is expected that greater attention to automobile emissions will continue. This will have an undetermined effect on palladium and platinum demand. During 2005, the price of platinum continued to strengthen relative to palladium, partially driven by the increasing market share for diesel engines in Europe that historically have required more platinum for emissions control.
     According to Johnson Matthey, in 2005 approximately 3.1 million net ounces (46%) of current world platinum production was consumed in the manufacture of catalytic converters for the global auto industry. In addition to catalytic converters, other industrial uses of platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells which consumed 1.6 million ounces in 2005. The balance of current platinum demand (about 2.0 million ounces in 2005) is for the production of jewelry, such as gem settings for rings, and for investment/collector coins. Johnson Matthey also estimated that demand for platinum exceeded supply in 2005 by only 120,000 ounces. See “Business and Properties — Risk Factors.”
     Johnson Matthey estimated that approximately 14% of 2005 palladium demand was consumed in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices. Johnson Matthey also reported that dentistry continues to be a major user of palladium for gold-based dental alloys, and represented approximately 12.5% of the palladium demand for 2005.

     Prior to 2004, the principal use of palladium in jewelry was to make white gold jewelry, but beginning early in 2004 when the platinum price went above $900 per ounce, Chinese jewelers began fabricating significant volumes of palladium jewelry. Johnson Matthey estimated that in 2004 with the introduction of palladium jewelry in China that demand for palladium for jewelry fabrication was 920,000 ounces or approximately 14% of the total palladium demand for 2004, an increase of almost 700,000 ounces from 2003. This growth continued during 2005, with estimated worldwide jewelry demand for palladium of about 1.4 million ounces, or almost 21% of net palladium supply, again with most of the demand centered in China.
GLOBAL SUPPLY
     The leading global sources of palladium and platinum production are mines located in the Republic of South Africa and the Russian Federation. The Johnson Matthey report estimated that South Africa provided approximately 34% of the palladium and 78% of the platinum sold worldwide during 2005. Johnson Matthey noted that the principal PGM mining companies in the Republic of South Africa are Anglo-American Platinum Corporation, Ltd., Impala Platinum Holdings, Ltd. and Lonmin Ltd. The Johnson Matthey report estimated that the Russian Federation, as a by-product of nickel production from Norilsk Nickel, provided approximately 49% of the palladium and approximately 13% of the platinum worldwide in 2005 (see charts below).

Charts reproduced from the Johnson Matthey Platinum 2005 Interim Review. Permission to reproduce was neither sought nor obtained.
     Supply numbers provided by Johnson Matthey are for metals entering the market and do not necessarily represent metals produced during the years shown. For palladium this constitutes a significant year-to-year difference due to substantial inventories held by the Russian Government, at times by auto companies and by speculators. For platinum this is less significant, as inventories held by governments or private institutions have not been as material. Annual worldwide mine production of palladium for 2005 is estimated at 7.5 million ounces, a drop of 370,000 ounces compared to 2004. Annual worldwide production of platinum for 2005 is estimated at 6.6 million ounces.
     Johnson Matthey expects the supply of palladium will continue to rise in 2006 as a result of increased PGM production from South Africa as platinum expansion projects are completed. Norilsk Nickel in Russia has reported production of approximately 3.1 million ounces of palladium in 2005 as a by-product of nickel mining. Portions of Russian government stockpiles accumulated over the years also were exported during 2005 but at a lower level than in 2004. If Russian government stockpiles of palladium still exist and are extensive, and if they are disposed of in the market in significant quantities, the increased supply could depress palladium prices. To the Company’s knowledge, no official information on Russian government inventories of palladium has been publicly disclosed.
     In addition to these sources, PGMs are recovered from automotive catalytic converters acquired from scrap dealers. A small but growing industry has developed in the collection and recovery of PGMs from scrap sources, including automotive catalytic converters, electronic and communications equipment and petroleum catalysts. Johnson Matthey estimates 2005 recoveries from recycling provided 680,000 ounces of palladium and 800,000 ounces of platinum.

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

	PALLADIUM			PLATINUM
YEAR	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
1996	$144	$114	$128	$432	$367	$397
1997	$239	$118	$177	$497	$343	$396
1998	$419	$201	$284	$429	$334	$372
1999	$454	$285	$358	$457	$342	$377
2000	$970	$433	$680	$622	$414	$544
2001	$1,090	$315	$604	$640	$415	$529
2002	$435	$222	$338	$607	$453	$539
2003	$269	$148	$201	$840	$603	$691
2004	$333	$178	$230	$936	$767	$846
2005	$295	$172	$201	$1,012	$844	$897
2006*	$315	$261	$283	$1,079	$982	$1,035

*	(Through March 13, 2006)
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
     Over the last few years, the market price of palladium has been extremely volatile. After reaching a record high price level of $1,090 per ounce in January 2001, the price of palladium declined over a 27-month period until bottoming at a low of $148 per ounce in April 2003. Thereafter, the price gradually recovered, posting a high of $333 per ounce in April of 2004 and then declined again, closing 2004 at $184 per ounce and 2005 at $258 per ounce. At March 13, 2006, the market price of palladium (based on the London Metal Exchange afternoon fixing) was $290 per ounce.

     The market price of platinum increased from $480 per ounce early in 2002 to $859.50 per ounce at December 31, 2004, and was $965 per ounce at December 31, 2005. On March 13, 2006, the London Metal Exchange afternoon fixing for platinum was $1,018 per ounce.
     A prolonged or significant economic contraction in the United States or worldwide could lead to further volatility in market prices of PGMs, particularly if demand for PGMs falls in connection with reduced automobile and electronics production. If other producers dispose of substantial amounts of platinum group metals from stockpiles or otherwise, the increased supply could reduce the prices of palladium and platinum. Changes in currency exchange rates, and particularly a significant weakening of the South African rand, could reduce relative costs of production and improve the competitive cost position of South African PGM producers. This in turn could make additional PGM investment attractive in South Africa and reduce the worldwide competitiveness of the Company’s North American operations.
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
THE COMPANY DEPENDS UPON A FEW CUSTOMERS AND ITS SALES AND OPERATIONS COULD SUFFER IF IT LOSES ANY OF THEM
     The Company is party to long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation for palladium and platinum produced from its mines. The Company also enters into fixed forward and financially settled forward contracts for metal produced from recycling of catalysts, at the time the catalyst material is received. The Company has also entered into long-term sales contracts with DaimlerChrysler, Mitsubishi Corporation and Engelhard Corporation to sell palladium received in the Norilsk Nickel transaction. The Company’s revenues, as of December 31, 2005, were comprised of 52% from mine production, 18% from recycling activities and 30% from sales of palladium received in the Norilsk Nickel transaction and other sources. For more information about these sales contracts, see “Business and Properties — Current Operations — Sales and Hedging Activities”.
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
     During the third and fourth quarters of 2005, the major U.S. bond rating agencies downgraded the corporate ratings of General Motors Corporation and Ford Motor Company, two of the customers pursuant to the Company’s long-term sales contracts. As a result, the debt of these companies no longer qualifies as investment grade. The Company’s business is substantially dependent on its contracts with Ford and General Motors, particularly because the price under these contracts is significantly greater than the current market price of palladium. Under applicable law, these contracts may be void or voidable if General Motors or Ford becomes insolvent or files for bankruptcy. The loss of either of these contracts could require the Company to sell at prevailing market prices, which might expose it to lower metal prices as compared to the floor prices under the contracts. In addition, under the Company’s credit facility, a default by Ford or General Motors or the termination of these contracts could prohibit additional loans or require the immediate repayment of outstanding loans. Thus, termination of these contracts could have a material adverse effect on the Company.
     For the Company’s fixed forwards and financially settled forwards related to recycling of catalysts, the Company is subject to the customers’ compliance with the terms of the contracts, their ability to terminate or suspend the contracts and their willingness and ability to pay. The loss of any of these contracts or failure of a counterparty to perform could require the Company to sell or purchase the metal in the open market, which could have a negative effect on the Company.
     During the first quarter of 2004, the Company entered into long-term sales contracts with three customers to sell the 877,169 ounces of palladium received from the Norilsk Nickel transaction. Revenues from these sales totaled $152.6 million and $104.5 million in 2005 and 2004, respectively. These sales will be completed during the first quarter of 2006 with the final liquidation of this metal. Thus cash flows and earnings following the completion of these sales are expected to be lower. See “Business and Properties — Current Operations — Sales and Hedging Activities” for additional information about the sales contracts.
FAILURE TO RENEW LONG-TERM SALES CONTRACTS FOR OUNCES PRODUCED FROM MINE PRODUCTION COULD RESULT IN CURTAILMENT OR CLOSURE OF OPERATIONS
     During 1998, the Company entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation, which, when combined, represented about 52% of the Company’s 2005 revenues. The contracts apply to ounces produced from the Company’s mine production through December 2010. Under the contracts, the Company has committed between 80% and 100% of its mined palladium production and between 70% and 80% of its mined platinum production. Metal sales are priced at a modest discount to market, with floor and ceiling prices that apply to all or a portion of the sales. Accordingly, the Company benefits if the market price drops below the floor price of the contract but is unable to realize the full market price if the market price exceeds the ceiling price of the contract. These long-term sales contracts will expire in 2006, in 2008 and in 2010. Once these contracts expire, the Company will be directly dependent on PGM market prices, without the price protection or risk due to the floors and ceilings of the long-term contracts. It is unlikely that the Company will be able to extend or renew these contracts or enter into new contracts beyond 2010 with similar floor prices and if the market price of PGMs is below the Company’s total cash funding requirements to produce PGMs, then operations may have to be curtailed, suspended or closed.

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
     The Company’s cash cost of production per ounce and associated annual capital investment required to maintain its production can be high relative to several other primary producers of PGMs. Most primary producers of PGMs are located in South Africa. In 2004 and 2005, the South African rand has been particularly strong relative to the U.S. dollar; this has increased the relative production costs of South African producers and consequently has improved the Company’s competitive cost position. However, should the rand weaken in the future, this production cost advantage could diminish or reverse.
     Because of the Company’s U.S. based cost structure, in periods of low PGM prices the Company’s competitors may still operate profitably, while the Company may not. Furthermore, the non-primary producers of PGMs will generally continue to produce and sell PGMs when prices are low, as PGMs are not their principal commodity.
ACHIEVEMENT OF THE COMPANY’S PRODUCTION GOALS IS SUBJECT TO UNCERTAINTIES
     Based on the complexity and uncertainty involved in operating underground mines, it is difficult to provide accurate production and cost forecasts. The Company cannot be certain that either the Stillwater or East Boulder Mines will achieve the production levels forecasted or that the expected operating cost levels will be achieved or that funding will be available from internal and external sources in necessary amounts or on acceptable terms to continue the necessary development work. Failure to achieve the Company’s production forecast would negatively affect the Company’s revenues, profits and cash flows. The reduction in financial performance could also impact certain covenants under the Company’s credit facility. As the extent of underground operations continues to expand at depth and horizontally, it is likely that operating costs will increase unless employee productivity is increased commensurately. Also, as additional underground infrastructure is constructed, amortization expense will increase unless additional ore reserves are identified. Such increased costs could adversely affect the Company’s profitability.
     New mining operations often experience unexpected problems during initial years of operation, which can result in substantial delays in reaching commercial production. The East Boulder Mine commenced commercial operations in 2002, has not yet reached its original planned 2,000 ton-per-day operating rate and has an operating history of only four years. As a result, estimates of future cash operating costs at East Boulder Mine are based largely on the Company’s limited experience at the East Boulder Mine, on engineering estimates and on operating experience in the Stillwater Mine portion of the J-M Reef. Actual production, cash operating costs and economic returns may differ significantly from those currently estimated or those established in future studies and estimates. At the East Boulder Mine, the total cash costs per PGM ounce (a non-GAAP measure) increased from $344 in 2004 to $346 in 2005.
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
     Actual period-to-period conversion of probable ore reserves to proven ore reserves may result in increases or decreases to the total reported amount of ore reserves. Conversion, an indicator of the success in upgrading probable ore reserves to proven ore reserves, is evaluated annually as described under “Ore Reserves” on page 11. For the years 1997 through 2005 at the Stillwater Mine the conversion rates of probable to proven ore reserve tons were 163%, 150%, 66%, 111%, 104%, 71%, 52%, 62% and 101%, respectively. At the East Boulder Mine, where commercial production commenced at the beginning of 2002, conversion rates of probable ore reserves to proven ore reserves were 88% in 2001, 91% in 2002, 86% in 2003, 125% in 2004 and 110% in 2005. Conversion rates are affected by a number of factors, including geological variability, applicable mining methods, changes in safe mining practices, economic factors and new regulatory requirements.
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
     In the future, were the Company to experience a prolonged period of low PGM prices adversely affecting the determination of ore reserves, the Company could face an impairment calculation. Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between projections and actual outcomes for key factors such as PGM prices, recoverable ounces, and/or the Company’s operating performance could have a material effect on the Company’s ability to recover the carrying amounts of its long-lived assets, potentially resulting in further impairment charges in the future. The Company has estimated that the combined long-term PGM market price level below which ore reserves start to be constrained economically is about $347 per ounce. (“See Business and Properties – Ore Reserves – Discussion” for a chart demonstrating this.)
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

IF THE COMPANY IS UNABLE TO OBTAIN SURETY BONDS TO COLLATERALIZE ITS RECLAMATION LIABILITIES, OPERATING PERMITS MAY BE AFFECTED
     The Company is required to post surety bonds, letters of credit, cash or other acceptable financial instruments to guarantee performance of reclamation activities at the Stillwater and East Boulder Mines. As a result of a significant reduction of liquidity in the surety bond market, the total bonding capacity of the U.S. insurance industry has been severely reduced. In addition, the State of Montana has been requiring higher bonding levels at mining operations throughout the state. The surety amount at the East Boulder Mine was $11.5 million during 2005, comprised of $4.0 million of surety bonds and a $7.5 million letter of credit. At December 31, 2005, the Stillwater Mine carried reclamation bonds totaling $8.9 million, an amount which could increase substantially in the future. The Company expects that the Stillwater Mine bonding status will be reviewed and adjusted by certain government agencies during 2006, and in all likelihood, the required bond amount will be increased. In the event that increased bonding requirements are imposed and the Company is unable to obtain the required bonds or otherwise provide acceptable surety, the ability to operate under existing operating permits could be adversely affected, which could have a significant adverse affect on the Company’s operations.
MINING RISKS AND POTENTIAL INADEQUACY OF INSURANCE COVERAGE — THE COMPANY’S BUSINESS IS SUBJECT TO SIGNIFICANT RISKS THAT MAY NOT BE COVERED BY INSURANCE
     Underground mining and milling, smelting and refining operations involve a number of risks and hazards, including:
•	unusual and unexpected rock formations affecting ore or wall rock characteristics,

•	ground or slope failures,

•	cave-ins, ground water influx and other mining or ground-related problems,

•	environmental hazards,

•	industrial accidents,

•	organized labor disputes or work slow-downs,

•	metallurgical and other processing, smelting or refining problems,

•	wild fires, flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of God,

•	mechanical equipment failure and facility performance problems, and

•	the availability and cost of critical materials, equipment and skilled manpower.
     Such risks could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. Several fatal accidents have occurred at the Company’s mines since operations began in 1986. Future industrial accidents could have a material adverse effect on its business and operations. The Company cannot be certain that its insurance will cover certain of the risks associated with mining or that it will be able to maintain insurance to cover these risks at economically feasible premiums. Furthermore, the cost of insurance has dramatically increased as a result of worldwide economic conditions. The Company might also become subject to liability for environmental damage or other hazards which may be uninsurable or for which it may elect not to insure because of premium costs or commercial impracticality. Such events could result in a prolonged interruption in operations that would have a negative effect on the Company’s ability to generate revenues, profits, and cash flow.
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
     On January 20, 2006, new federal regulations were scheduled to take effect that would tighten the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners from the current level of 308 μg/m3 of elemental carbon to a new limit of 160 μg/m3 of total carbon. Appropriate measurement methods and emission control standards do not yet exist that would ensure compliance in the Company’s mining environment with this new standard. The Company is aggressively exploring existing technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with MSHA, NIOSH and various other companies in the mining industry to share best practices and consider compliance alternatives. On September 7, 2005, MSHA published in the Federal Register a proposed rule that would revise the effective date for implementing the 160 μg/m3 of total carbon DPM final concentration limit, phasing it in over an additional five years. To allow sufficient time for public comment on the proposed rule, on September 15, 2005, MSHA extended the January 20, 2006, implementation date in the existing rule to May 20, 2006. The Company does not expect to be in compliance with the 160 μg/m3 of total carbon limit under the currently existing rule at May 20, 2006. While the Company believes that the proposed 5-year phase-in rule is likely to be adopted in some form, until it is adopted there can be no assurance that after May 20, 2006, the Company will not be held in violation of the 160 μg/m3 total carbon standard and be subject to an MSHA enforcement action. MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated.
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
     The Company’s operations depend significantly on the availability of qualified miners. Historically, the Company has experienced high turnover with respect to its miners. In addition, the Company must compete for individuals skilled in the operation and development of mining properties. The number of such persons is limited, and significant competition exists to obtain their skills. The Company cannot be certain that it will be able to maintain an adequate supply of miners and other personnel or that its labor expenses will not increase as a result of a shortage in supply of such workers. The Company currently employs 433 miners. Failure to maintain an adequate supply of miners could limit the Company’s ability to meet its contractual requirements. The Company had approximately 1,617 employees at December 31, 2005, of which about 781 located at the Stillwater Mine and 101 at the Columbus facilities are covered by a collective bargaining agreement with USWA Local 8-001, expiring June 30, 2007. Employees at the East Boulder Mine are covered by a collective bargaining agreement with USWA Local 8-001, which will expire on June 30, 2008. About 373 employees were covered under this agreement at December 31, 2005. A strike or other work stoppage by the Company’s represented employees could result in a significant disruption of the Company’s operations and higher ongoing labor costs.
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
RELIANCE ON THIRD PARTIES FOR SOURCING OF RECYCLING MATERIALS
     The Company has excess smelter and refinery capacity and purchases catalyst materials from third parties for recycling activities to recover PGMs. The Company has entered into a long-term sourcing agreement for catalyst material with one vendor. This vendor provides the primary source of catalyst material for the Company’s recycling activities. As a result of this agreement, the Company is subject to the vendor’s compliance with the terms of the agreement and their ability to terminate or suspend the agreement. Should the sourcing agreement be terminated, the Company could suffer a loss of profitability as a result of the termination. This loss could have a negative impact on the Company’s business, financial condition and results of operations
THE COMPLEXITY OF PROCESSING PLATINUM GROUP METALS POSES OPERATIONAL AND ENVIRONMENTAL RISKS IN ADDITION TO TYPICAL MINING RISKS
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

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS AND STOCK PRICE.
Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to include a management report on internal controls in its Annual Report on Form 10-K. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and identified certain material weaknesses existing at December 31, 2005. (See Item 9A(b), Management’s Report on Internal Control Over Financial Reporting). A material weakness is a control deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     Because of the material weaknesses identified as existing at December 31, 2005, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was not effective. The Company’s independent public accounting firm, KPMG LLP, concurred with management’s conclusions and has issued an adverse opinion with respect to internal control over financial reporting. (See Report of Independent Registered Public Accounting Firm in Item 8 below).
     As a consequence of these material weaknesses and the adverse auditors’ opinion, the Company’s investors and customers could lose confidence in the accuracy or completeness of the Company’s financial reporting, which in turn could have a material adverse effect on the Company’s stock price, results of operations and liquidity.
     As described in Item 9A(d) Remediation Efforts pertaining to Deficiencies noted in Management’s Report on Internal Control Over Financial Reporting, management is taking extensive measures to ensure the effectiveness of the Company’s internal control over financial reporting and to remedy all material weaknesses in internal controls. Nevertheless, any system of controls, however well designed and operated, can only provide reasonable and not absolute assurance that the objectives of the control system will be met. The design of a control system is based in part upon certain assumptions about the likelihood of future events, and those assumptions may not prove reliable in all situations. Failure to maintain the design and operating effectiveness of the Company’s internal controls over financial reporting could affect the Company’s ability to report, on a timely basis, its financial condition and results of operations accurately and could have a material adverse effect on its business, results of operations, financial condition and liquidity. Management is required to assess the effectiveness of the Company’s internal controls on a regular basis, and the risk of these consequences will increase if in the future the Company continues to identify material weaknesses in its internal controls over financial reporting.
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
     On June 20, 2002, a stockholder derivative lawsuit was filed on behalf of the Company against certain of its current and former directors in Delaware Chancery Court. It contains claims for breach of fiduciary duty, contribution and indemnification against the named directors arising out of allegations that the named directors failed to maintain proper accounting controls and permitted materially misleading statements about the Company’s financial performance to be issued. The derivative action seeks damages allegedly on behalf of the stockholders of Stillwater. No relief is sought against the Company, which is named as a nominal defendant. The named director defendants have reached an agreement in principle to settle the derivative action. The proposed settlement of the derivative action is subject to approval by the Company’s board of directors, documentation, and such additional confirmatory discovery as the parties have agreed is appropriate to confirm the fairness of the proposed settlement. The proposed settlement is also subject to approval by the Delaware Chancery Court.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable
PART II
ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Not Applicable

ITEM 6
SELECTED FINANCIAL DATA

(in thousands, except per share and current ratio data)	2005	2004	2003	2002	2001

INCOME STATEMENT DATA

Revenues (1)
Mine production	$264,206	$266,684	$240,406	$275,599	$277,381
PGM recycling	90,695	76,388	8,866	15,177	29,202
Sales of palladium received in Norilsk Nickel transaction and other	152,561	104,455	6,551	1,535	—

Total revenues	$507,462	$447,527	$255,823	$292,311	$306,583

Costs and Expenses
Cost of metals sold: (1)
Mine production	190,171	173,571	173,375	174,090	138,139
PGM recycling	85,522	71,326	7,988	14,122	27,087
Sales of palladium received in Norilsk Nickel transaction and other	139,705	82,402	6,728	2,033	—

Total cost of metals sold	415,398	327,299	188,091	190,245	165,226

Depreciation and amortization (1)
Mine production	79,032	57,321	41,285	36,703	22,048
PGM recycling	55	48	71	71	72

Total depreciation and amortization	79,087	57,369	41,356	36,774	22,120
General and administrative (1)	20,464	19,737	14,700	13,903	22,342
Impairment of property, plant and equipment	—	—	390,295	—	—

Operating income (loss)	$(7,356)	$39,480	$(380,696)	$57,327	$84,229
Total income tax benefit (provision)	$(13)	$(3)	$74,939	$(8,945)	$(20,325)
Net income (loss)	$(13,874)	$29,838	$(323,260)	$31,684	$65,804
Other comprehensive income (loss), net of tax	$(12,437)	$(4,145)	$585	$(7,139)	$12,872
Comprehensive income (loss)	$(26,311)	$25,693	$(322,675)	$24,545	$78,676
Pro-forma net income (loss) assuming the new amortization method is applied retroactively (2)	$(13,874)	$23,803	$(241,729)	$15,058	$54,491
Weighted average common shares outstanding
Basic	90,702	90,180	67,807	42,900	38,732
Diluted	90,702	90,540	67,807	43,004	39,214
Basic earnings per share	$(0.15)	$0.33	$(4.77)	$0.74	$1.70
Diluted earnings per share	$(0.15)	$0.33	$(4.77)	$0.74	$1.68
Pro-forma amounts assuming the new amortization method is applied retroactively (2)
Basic earnings per share	$(0.15)	$0.26	$(3.56)	$0.35	$1.41
Diluted earnings per share	$(0.15)	$0.26	$(3.56)	$0.35	$1.39

CASH FLOW DATA
Net cash provided by operating activities	$141,134	$136,840	$47,215	$52,138	$106,792
Net cash provided by (used in) investing activities	$(134,261)	$77,801	$54,156	$68,837	$195,648
Net cash provided by (used in) financing activities	$(22,665)	$1,352	$29,639	$14,751	$85,548

(1)	The 2004, 2003, 2002 and 2001 amounts for revenues, cost of metals sold, depreciation and amortization, and general and administration have been reclassified to conform with current year presentation. See Note 2 to the Company’s consolidated financial statements.

(2)	See Note 3 to the Company’s consolidated financial statements

ITEM 6
SELECTED FINANCIAL DATA
(Continued)

(in thousands, except per share and current ratio data)	2005	2004	2003	2002	2001

BALANCE SHEET DATA
Cash and cash equivalents	$80,260	$96,052	$35,661	$12,963	$14,911
Inventories	$86,634	$159,942	$202,485	$52,058	$42,944
Total current assets	$268,911	$303,655	$265,006	$112,475	$85,790
Property, plant and equipment	$445,199	$434,924	$419,528	$794,019	$774,036
Total assets	$721,457	$744,718	$690,588	$914,214	$868,221
Current portion of long-term debt and capital lease obligations	$1,776	$1,986	$1,935	$21,461	$9,008
Portion of debt repayable upon liquidation of finished palladium in inventory	$7,324	$19,076	$74,106	$—	$—
Total current liabilities	$69,087	$67,238	$110,270	$65,783	$63,507
Long-term debt and capital lease obligations	$132,307	$143,028	$85,445	$198,866	$246,803
Total liabilities	$227,913	$231,989	$211,291	$355,000	$393,098
Stockholders’ equity	$493,544	$512,729	$479,297	$559,214	$475,123
Working capital	$199,824	$236,417	$154,736	$46,692	$22,283
Current ratio	3.9	4.5	2.4	1.7	1.4

OPERATING AND COST DATA
(in thousands, except per ounce and per ton costs)	2005	2004	2003	2002	2001

Consolidated:
Ounces produced:
Palladium	428	439	450	476	405
Platinum	126	130	134	141	121

Total	554	569	584	617	526

Tons milled	1,206	1,212	1,185	1,257	829
Mill head grade (ounce per ton)	0.50	0.51	0.53	0.54	0.66

Sub-grade tons milled (1)	80	58	84	74	65
Sub-grade mill head grade (ounce per ton)	0.15	0.22	0.20	0.17	0.21

Total tons milled (1)	1,286	1,270	1,269	1,331	894
Combined mill head grade (ounce per ton)	0.48	0.50	0.51	0.52	0.63
Total mill recovery (%)	91	91	91	90	90
Total operating costs per ounce (Non-GAAP)	$278	$254	$249	$256	$230
Total cash costs per ounce (Non-GAAP) (2), (3)	$324	$297	$283	$287	$264
Total production costs per ounce (Non-GAAP) (2), (3)	$472	$402	$354	$351	$311
Total operating costs per ton milled (Non-GAAP)	$120	$114	$115	$119	$130
Total cash costs per ton milled (Non-GAAP) (2), (3)	$139	$133	$130	$133	$149
Total production costs per ton milled (Non-GAAP) (2), (3)	$203	$180	$163	$163	$175
Stillwater Mine:
Ounces produced:
Palladium	293	311	328	379	388
Platinum	88	94	100	113	116

Total	381	405	428	492	504

Tons milled	710	728	730	892	829
Mill head grade (ounce per ton)	0.57	0.59	0.62	0.60	0.66

Sub-grade tons milled (1)	80	58	84	55	65
Sub-grade mill head grade (ounce per ton)	0.15	0.22	0.20	0.16	0.21

Total tons milled (1)	790	786	814	947	894
Combined mill head grade (ounce per ton)	0.53	0.56	0.58	0.58	0.63
Total mill recovery (%)	92	92	91	90	90

Total operating costs per ounce (Non-GAAP)	$270	$238	$231	$235	$230
Total cash costs per ounce (Non-GAAP) (2), (3)	$314	$278	$262	$263	$264
Total production costs per ounce (Non-GAAP) (2), (3)	$454	$366	$322	$318	$311
Total operating costs per ton milled (Non-GAAP)	$130	$123	$121	$122	$130
Total cash costs per ton milled (Non-GAAP) (2), (3)	$151	$143	$138	$137	$149
Total production costs per ton milled (Non-GAAP) (2), (3)	$219	$189	$169	$165	$175
East Boulder Mine:
Ounces produced:
Palladium (4)	135	128	122	97	17
Platinum (4)	38	36	34	28	5

Total (4)	173	164	156	125	22

Tons milled (4)	496	484	455	365	85
Mill head grade (ounce per ton) (4)	0.40	0.39	0.39	0.39	0.31

Sub-grade tons milled (1)	—	—	—	19	—
Sub-grade mill head grade (ounce per ton)	—	—	—	0.20	—

Total tons milled (1), (4)	496	484	455	384	85
Combined mill head grade (ounce per ton) (4)	0.40	0.39	0.39	0.38	0.31
Total mill recovery (%) (4)	89	88	89	88	92
Total operating costs per ounce (Non-GAAP)	$297	$294	$299	$335	$—
Total cash costs per ounce (Non-GAAP) (2), (3)	$346	$344	$343	$381	$—
Total production costs per ounce (Non-GAAP) (2), (3)	$511	$491	$441	$478	$—
Total production costs per ounce (Non-GAAP) (2), (3)
Total operating costs per ton milled (Non-GAAP)	$103	$100	$103	$110	$—
Total cash costs per ton milled (Non-GAAP) (2), (3)	$120	$117	$118	$125	$—
Total production costs per ton milled (Non-GAAP) (2), (3)	$178	$167	$151	$156	$—

(in thousands, where noted)	2005	2004	2003	2002	2001

SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium	431	432	459	469	391
Platinum	135	125	131	143	114

Total	566	557	590	612	505

Other PGM activities (7)
Palladium	502	418	5	10	11
Platinum	81	77	18	19	22
Rhodium	38	21	1	3	4

Total	621	516	24	32	37

Average realized price per ounce (5)
Mine production:
Palladium	$356	$376	$352	$436	$570
Platinum	$821	$839	$603	$511	$498
Combined (6)	$467	$480	$408	$454	$554

Other PGM activities (7)
Palladium	$199	$231	$216	$348	$689
Platinum	$876	$817	$666	$485	$555
Rhodium	$1,861	$1,032	$512	$816	$1,748

Average market price per ounce (5)
Palladium	$201	$230	$201	$338	$604
Platinum	$897	$846	$691	$539	$529
Combined (6)	$366	$368	$309	$385	$586

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only. Amounts for 2002 and 2001, have been adjusted to conform with the current year presentation.

(2)	Total cash costs include period costs of mining, processing and administration at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production) plus royalties, taxes other than income tax and other. Norilsk Nickel transaction expenses and interest income and expense are not included in total cash costs.

(3)	Total cash cost per ton, represents a non-U.S. Generally Accepted Accounting Principles (GAAP) measurement that management uses to monitor and evaluate the efficiency of its mining operations. See table “Reconciliation of Non-GAAP measures to cost of revenues” and accompanying discussion.

(4)	The ounces recovered and tons milled from the East Boulder Mine during 2001 were generated from construction and development activities. Proceeds generated from the ounces during 2001 were credited against capital mine development in 2001. Costs incurred for the mining of these tons during 2001 were charged to capital mine development in 2001.

(5)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average London PM Fix for the actual months of the period.

(6)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the refinery.

(7)	Ounces sold and average realized price per ounce from other PGM activities primarily relate to ounces produced from processing of catalyst materials and palladium received in the Norilsk Nickel transaction.

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
     Total Cash Costs (Non-GAAP): This non-GAAP measure is calculated (for each mine or consolidated) as total cost of revenues adjusted to exclude gains or losses on asset dispositions, costs and profit from recycling activities, depreciation and amortization and asset retirement costs and changes in product inventories. The Company uses this measure as a comparative indication of the cash costs related to production and processing in any period. As noted above, because this measure does not take into account the inventory timing differences that are included in cost of revenues, it cannot be used to develop meaningful measures of earnings or profitability.
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

(in thousands, except per ounce and per ton data)	2005	2004	2003	2002	2001
Consolidated:
Total operating costs (Non-GAAP)	$154,139	$144,589	$145,452	$157,649	$116,097
Total cash costs (Non-GAAP)	$179,308	$168,915	$165,528	$177,175	$132,810
Total production costs (Non-GAAP)	$261,112	$228,940	$206,570	$216,405	$156,749
Divided by total ounces	554	569	584	617	504
Divided by total tons milled	1,286	1,270	1,269	1,331	894

Total operating cost per ounce (Non-GAAP)	$278	$254	$249	$256	$230
Total cash cost per ounce (Non-GAAP)	$324	$297	$283	$287	$264
Total production cost per ounce (Non-GAAP)	$472	$402	$354	$351	$311

Total operating cost per ton milled (Non-GAAP)	$120	$114	$115	$119	$130
Total cash cost per ton milled (Non-GAAP)	$139	$133	$130	$133	$149
Total production cost per ton milled (Non-GAAP)	$203	$180	$163	$163	$175

Reconciliation to consolidated cost of revenues:
Total operating costs (Non-GAAP)	$154,139	$144,589	$145,452	$157,649	$116,097
Royalties, taxes and other	$25,169	$24,326	$20,076	$19,526	$16,713

Total cash costs (Non-GAAP)	$179,308	$168,915	$165,528	$177,175	$132,810
Asset retirement costs	535	457	342	508	290
Depreciation and amortization	79,032	57,321	41,285	36,703	22,048
Depreciation and amortization (in inventory)	2,182	2,247	(585)	2,019	1,601

Total production costs (Non-GAAP)	261,057	228,940	206,570	216,405	156,749
Change in product inventories	141,512	78,260	13,844	(4,636)	922
Costs of recycling activities	85,522	71,325	7,988	14,122	27,087
Recycling activities — depreciation	55	48	71	71	72
Add: Profit from recycling activities	6,339	6,105	881	984	2,043
Loss or (gain) on sale of assets and other costs	112	—	93	73	473

Total consolidated cost of revenues	$494,597	$384,678	$229,447	$227,019	$187,346

Stillwater Mine:
Total operating costs (Non-GAAP)	$102,931	$96,381	$98,722	$115,561	$116,097
Total cash costs (Non-GAAP)	$119,681	$112,463	$111,938	$129,355	$132,810
Total production costs (Non-GAAP)	$172,938	$148,365	$137,670	$156,391	$156,749
Divided by total ounces	381	405	428	492	504
Divided by total tons milled	790	786	814	947	894

Total operating cost per ounce (Non-GAAP)	$270	$238	$231	$235	$230
Total cash cost per ounce (Non-GAAP)	$314	$278	$262	$263	$264
Total production cost per ounce (Non-GAAP)	$454	$366	$322	$318	$311

Total operating cost per ton milled (Non-GAAP)	$130	$123	$121	$122	$130
Total cash cost per ton milled (Non-GAAP)	$151	$143	$138	$137	$149
Total production cost per ton milled (Non-GAAP)	$219	$189	$169	$165	$175

(in thousands, per ounce and per ton data)	2005	2004	2003	2002	2001
Stillwater Mine continued:
Reconciliation to cost of revenues:
Total operating costs (Non-GAAP)	$102,931	$96,381	$98,722	$115,561	$116,097
Royalities, taxes and other	16,750	16,082	13,216	13,794	16,713

Total cash costs (Non-GAAP)	$119,681	$112,463	$111,938	$129,355	$132,810
Asset retirement costs	370	305	280	322	290
Depreciation and amortization	52,295	33,955	26,134	26,387	22,048
Depreciation and amortization (in inventory)	592	1,642	(682)	327	1,601

Total production costs (Non-GAAP)	$172,938	$148,365	$137,670	$156,391	$156,749
Change in product inventories	6,773	(3,764)	6,156	(287)	922
Add: Profit from recycling activities	4,344	4,274	659	738	2,043
Loss or (gain) on sale of assets and other costs	81	—	70	74	473

Total cost of revenues	$184,136	$148,875	$144,555	$156,916	$160,187

East Boulder Mine: (1)
Total operating costs (Non-GAAP)	$51,208	$48,208	$46,730	$42,088	$—
Total cash costs (Non-GAAP)	$59,627	$56,452	$53,590	$47,820	$—
Total production costs (Non-GAAP)	$88,120	$80,575	$68,900	$60,014	$—
Divided by total ounces	173	164	156	125	—
Divided by total tons milled	496	484	455	384	—

Total operating cost per ounce (Non-GAAP)	$297	$294	$299	$335	$—
Total cash cost per ounce (Non-GAAP)	$346	$344	$343	$381	$—
Total production cost per ounce (Non-GAAP)	$511	$491	$441	$478	$—

Total operating cost per ton milled (Non-GAAP)	$103	$100	$103	$110	$—
Total cash cost per ton milled (Non-GAAP)	$120	$117	$118	$125	$—
Total production cost per ton milled (Non-GAAP)	$178	$167	$151	$156	$—

Reconciliation to cost of revenues:
Total operating costs (Non-GAAP)	$51,208	$48,208	$46,730	$42,088	$—
Royalities, taxes and other	8,419	8,244	6,860	5,732	—

Total cash costs (Non-GAAP)	$59,627	$56,452	$53,590	$47,820	$—
Asset retirement costs	165	152	62	186	—
Depreciation and amortization	26,737	23,366	15,151	10,315	—
Depreciation and amortization (in inventory)	1,591	605	97	1,693	—

Total production costs (Non-GAAP)	$88,120	$80,575	$68,900	$60,014	$—
Change in product inventories	(4,967)	(379)	960	(6,382)	—
Add: Profit from recycling activities	1,995	1,831	222	246	—
Loss or (gain) on sale of assets and other costs	—		23	(1)	—

Total cost of revenues	$85,148	$82,027	$70,105	$53,877	$—

Other PGM activities (2)
Reconciliation to cost of revenues:
Change in product inventories	$139,705	$82,402	$6,728	$—	$—
Recycling activities — depreciation	55	48	71	71	72
Costs of recycling activities	85,522	71,325	7,988	14,122	27,087
Loss or (gain) on sale of assets and other costs	31	—	—	—	—

Total cost of revenues	$225,313	$153,775	$14,787	$14,193	$27,159

(1)	The East Boulder Mine commenced commercial production activities at the beginning of 2002.

(2)	Other PGM activities include recycling and sales of palladium received in the Norilsk Nickel transaction and other.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes, included elsewhere in this report, and the information contained in “Selected Financial and Operating Data.”
OVERVIEW
     Stillwater Mining Company mines, processes, refines and markets palladium, platinum and minor amounts of other metals from the J-M Reef, an extensive trend of PGM mineralization located in Stillwater and Sweet Grass Counties in south central Montana. The Company operates two mines – Stillwater and East Boulder – within the J-M Reef, each with substantial underground operations and a surface mill and concentrator. Concentrates produced at the two mines are shipped to the Company’s smelter and base metals refinery at Columbus, Montana, where they are further processed into a PGM filter cake that is sent to third-party refiners for final processing. Substantially all of the platinum and palladium produced from mining is sold under contracts with three major automotive manufacturers, General Motors Corporation, Ford Motor Company, and Mitsubishi Corporation, for use in automotive catalytic converters. These contracts include floor and, in some cases, ceiling prices on palladium and platinum that have benefited the Company significantly in periods of low palladium prices.
2005 Performance – The Company had a net loss of $13.9 million in 2005, compared to net income of $29.8 million in 2004. A detailed comparison of these outcomes is presented below in “Results of Operations – Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.”
     During 2005, the Company produced a total of 554,000 ounces of platinum and palladium, including 428,000 ounces of palladium and 126,000 ounces of platinum. This 2005 PGM production level was within the range of the Company’s public guidance, provided in early 2005, of between 550,000 and 570,000 ounces. Capital spending in 2005 was increased substantially to extend the developed state of both mines, including proven ore reserves and infrastructure to facilitate a move to higher rates of production in the future. With this significant allocation of resources to development and away from production, PGM production decreased 2.6% below the level of output in 2004. The Company is targeting total mine PGM production of between 595,000 and 625,000 ounces for 2006, reflecting the increased mine development and the early benefits of implementing more selective mining methods at both mines, although the Company’s ability to meet these targets is subject to certain risks. See “Risk Factors—Achievement Of The Company’s Production Goals Is Subject to Uncertainties” above.
     The Company also recovers and processes spent PGM material from recycled catalytic converters in its smelting and refining facilities, thereby utilizing capacity for such activity in those facilities. While the Company has processed minor amounts of these materials since 1997, in late 2003 the Company entered into an agreement with a major U.S. collector of such material to purchase substantial volumes for processing. This agreement was modified and extended during 2005 to facilitate expansion of these activities. The commercial terms of this agreement are confidential, but either party is able to terminate the relationship at its discretion upon providing ninety days’ notice. The Company also has spot purchase and tolling arrangements with other suppliers of spent catalytic materials. Contained PGMs in this recycling activity exceeded 208,000 ounces in 2005, up 27% from 2004. At year-end the Company was processing catalytic materials, both for its own account and on a tolling basis, at a rate of about ten tons per day.
     In June 2003, the Company received 877,169 ounces of palladium from Norilsk Nickel as part of the consideration in the acquisition of an approximately 55% ownership interest in the Company. The Company entered into contracts in early 2004 with three customers to sell this palladium ratably over a two-year period at a slight discount to market prices, thereby assuring transparency of these sales within the palladium market. Through December 31, 2005, the Company had sold 813,919 ounces of this palladium inventory. The balance of the palladium received in the Norilsk Nickel transaction will be sold during the first quarter of 2006.
As disclosed in January 2006, in reviewing and testing the Company’s internal controls over financial reporting at year-end 2005, the Company’s internal auditors identified several control deficiencies in the Company’s accounting for miscellaneous metal sales resulting from new business arrangements that in the judgment of management collectively aggregated to the level of a material weakness. These control issues did not involve any of the Company’s major commercial sales agreements. The Company disclosed, in conjunction with these control deficiencies and a repricing of its credit facility to lower interest cost, that up to $3 million associated with miscellaneous metal sales could be in doubt. After examination, the Company wrote down consigned inventory by $1.8 million at December 31, 2005. The Company has taken steps to strengthen its internal controls in this area, including augmenting staff, strengthening period-end review and reconciliations, and revising process documentation to clarify the roles and responsibilities of those involved in accounting for miscellaneous metal sales. The effectiveness of these revised controls will be tested as part of the Company’s internal audit procedures at the end of the first quarter 2006.

Strategic Initiatives – The Company’s management is addressing a number of structural issues:
First, despite above-market floor prices in the Company’s contracts with the auto companies and despite the Company’s costs per ounce of PGM production being competitive with other primary PGM producers in the industry, the Company’s high grade reserve is palladium rich, with a ratio of 3.3 ounces of palladium to one ounce platinum, as compared with the platinum-rich ratio of its South African peers. Consequently, the Company’s operations, as currently configured, are only marginally competitive with other PGM companies when palladium prices are low.
Second, although the Company’s cash generation has been strong – particularly with the benefit of sales of the palladium received in the 2003 Norilsk Nickel transaction – capital spending to extend the developed state of both mines has been increased, and will remain high through 2006 and decline thereafter. The Company’s cash balance grew in 2005, but could decline in 2006 as sales of the palladium from the Norilsk Nickel transaction come to an end during the first quarter of 2006.
Third, The Company’s business profile as essentially a one-product, one-operation company is not sufficiently diversified in light of the historical volatility of the PGM markets. In addition, the Company may be exposed to lower realized prices once the current auto contracts expire at the end of 2010. While the Company continues to view itself as a primary PGM producer, attractive opportunities to further diversify within PGMs are scarce.
In response to these issues, the Company is implementing a number of key strategic initiatives: marketing palladium, transforming the mines and diversifying operations. While each initiative is moving forward, some will be implemented sequentially and their full implementation will take several years. Those involving external markets are beyond management’s direct control, and consequently for them, a projection of specific results and timing is not possible.
•	Marketing Palladium – Significant market support for platinum has existed for many years, while corresponding support for palladium has been limited. As a result, efforts to develop new or expanded applications for palladium have been unpredictable. Palladium has emerged in the last couple of years as a primary jewelry metal based primarily on its price relative to gold and platinum. The Company has closely followed this development and championed and chronicled it for the industry. More over, the Company has undertaken a limited effort to promote or bring some structure to market development for palladium including the following areas:
Palladium used for jewelry. Last year, the Company reported on the tremendous growth of palladium jewelry as a substitute for white gold in the Chinese jewelry markets. This growth has been remarkable, increasing from almost nothing in 2003 to over 1.0 million ounces in 2005. In support of this developing market, the Company has sponsored several jewelry industry technical articles for the U.S. market on working with palladium in making jewelry and has translated these into Chinese for distribution into the Chinese market. The Company also has worked with various jewelry manufacturers outside of China, assisting in their development of palladium jewelry lines for U.S. and European markets. Palladium wedding jewelry, including a bridal line, is now widely available in the U.S. Palladium chains are now being produced in Italy for distribution worldwide. Palladium’s lower price and lower comparative weight, combined with its high purity and attractive bright white appearance, appear to be driving this emerging popularity as the “Cinderella” precious metal in jewelry applications. Cinderella, in that it has always been an attractive white, bright and light metal ideal for jewelry, only recently being recognized as such.
Stillwater recently formed the World Palladium Institute (WPI), a legal entity based in the United Kingdom. The purpose of the WPI is to promote the use of palladium in the jewelry market. The Company has discussed the concept of the WPI with industry participants and invited their participation. Most are sympathetic to the concerns we express and it has been suggested by some that such an organization become part of the Platinum Guild International, which has been extremely successful in its platinum marketing efforts over the years. We considered these responses and concluded that waiting for a consensus on these matters is not prudent given existing market dynamics. Thus, the concept of the WPI was introduced at the JA jewelry show in New York City in early 2006 where it was well received. Plans are underway to introduce the WPI in Shanghai in March 2006, followed by a formal launch at the JCK show in Las Vegas in June. These efforts are now coming to fruition, with significant interest from the jewelry industry.
Palladium used for hydrogen energy. The Company has also turned its attention to potential applications for palladium in fuel cells and a future “hydrogen economy.” Significant research programs already exist with government and private funding in these areas, so the Company does not see any need for a role in funding direct palladium research at this time. However, the Company has encouraged the allocation of government research funds to this area, and has tracked published papers regarding research findings on topics of potential interest. The Company also has informally encouraged consideration of palladium as an alternative in applications that would appear to hold promise, particularly with regard to fuel cell technology. For instance, included in the 2005 Energy Bill passed by Congress is an appropriation for a Montana Hydrogen Palladium Research Center.

Palladium used for diesel engines. Two years ago, in response to the development of catalytic converters for diesel engines using only platinum, the Company recognized that the higher temperature stability of palladium could make it a useful adjunct to the use of platinum in reducing diesel particulate matter (i.e., soot) emitted by diesel engines. Since then, this technology has been developed and implemented. With the migration from clean gasoline engines using palladium-rich catalytic converters to clean diesel engines – which now enjoy almost a 50% market share of new cars produced in Europe and have potential for much broader use in other regions of the world – this has contributed significantly to the demand for palladium in Europe.
•	Transforming Mining Operations – Stillwater Mining Company has identified a series of operating changes designed to increase efficiency, reduce unit costs of production, and increase total PGM ounces produced, in essence a total reworking of mine operations, all in an effort to address the Company’s economic viability after 2010 when the Company no longer has the benefit of the PGM pricing floors included in the current contracts with the auto companies.
Since 2001, the Company has implemented a multi-faceted program of continual improvement in safety for employees throughout the company. The Company’s “G.E.T. (Guide, Educate and Train) Safe” safety and health management systems focus on accident prevention, seeking opportunities for safer mining methods and increased employee awareness and training. Specific areas of emphasis include enhanced work place examinations, joint union/management safety committees, critical task analysis, loss control representatives drawn from the mining workforce, implementation of measurable safety standards and intra-operational safety audits. Employee-led focus teams have been successful in solving many safety related challenges.
During 2005, continued focus on improving company safety performance resulted in an incidence rate reduction of 20% from 2004, bringing us to a total 66% reduction since the inception of the “G.E.T. Safe” in 2001. In 2004, the Stillwater Mine received an award from the Assistant Secretary of Labor for Mine Safety and Health, recognizing Stillwater as the “Most Improved Mine” in the Rocky Mountain District..
In 2005, the Montana Department of Labor and OSHA jointly recognized the Company’s metallurgical complex in Columbus, Montana as a leader in workplace safety. The smelter was the recipient of its eleventh Safety and Health Achievement Recognition Program (“SHARP”) Award and the refinery received its seventh. The Company’s laboratory also received the SHARP award in 2005. The SHARP program recognizes employers who have demonstrated exemplary achievements in workplace safety and health.
In 2006, attention to further employee participation and involvement will be enhanced through the involvement of loss control representatives drawn from the hourly workforce and the expanded implementation of internal safety auditing processes.
In 2005 the Company began to increase the developed state of both mines thereby increasing proven ore reserves to facilitate advanced planning and mining efficiency and to add the necessary infrastructure support.
The developed state at both mines was intentionally decreased during the Company’s financial challenges beginning in late 2001. In the fall of 2001, as palladium prices dropped sharply, the Company curtailed development expenditures at the Stillwater mine and brought the East Boulder mine on line short of completion in order to conserve available cash. At the same time, there was an effort to increase production in order to generate additional cash flow, resulting in a steady contraction of proven ore reserves at both mines.
During 2005, the Company accelerated capital spending, not just to arrest this contraction in proven ore reserves, but also to expand proven ore reserves in support of higher production rates in the future. Capital spending was increased from $55.2 million in 2003, to $76.7 million in 2004, and to $92.1 million in 2005. Capital spending for 2006 is expected to continue at or slightly above the 2005 level, and will be reduced in 2007 and thereafter to a level required to maintain this backlog of proven ore reserves. Annual spending for primary development will be targeted to achieve and then maintain proven ore reserves equal to about 40 months’ production at each mine’s full production potential – about 3.4 million tons for the Stillwater Mine and 2.4 million tons for the East Boulder Mine.
Results of the 2005 capital program included a 29% increase in total proven ore reserves to 4.12 million tons, even after taking into account 2005 production. The first of two new ventilation raises at the East Boulder mine was completed in late 2005 and the second is now on target for completion in 2006. Ground control and manpower issues delayed completion of the first raise. Excavation for a new sand plant in the Upper West area of the Stillwater Mine is underway and primary development in 2005 company-wide exceeded 56,000 feet of new footwall lateral and associated primary ramps, and 748,000 feet of diamond drilling.
While the majority of the funding need for these programs will come from operations, at December 31, 2005, the Company has significant cash and other liquidity available to support these initiatives. Cash and cash equivalents, plus highly liquid investment holdings, total $135.9 million at December 31, 2005, and unutilized revolving credit lines add another $25.9 million of potential liquidity. Once the sales of palladium ounces received in the 2003 Norilsk Nickel transaction are completed in February 2006, the Company expects it will draw against some of its cash holdings during 2006 in support of this development effort.

The Company is in the process of changing its mining methods from mechanical to selective. The change to selective mining began in 2005. Test mining continues in 2006 and the larger change will be implemented over a period of years. Selective mining will increase recovery of the reserve, decrease secondary development and associated costs, decrease dilution resulting in a higher grade ore delivered to the mill and decrease reliance on mobile mining equipment thereby reducing capital and support costs. The change involves greater use of conventional captive cut and fill mining, a method that inherently allows greater access to mine reserves, generates less waste rock and can follow the ore trend more closely along the J-M Reef. The decision to make greater use of mechanical mining methods in the past was driven by a decision made to increase production rates when the palladium price was high and by the limited availability of skilled manpower that captive cut and fill mining requires. A careful analysis of the Company’s various mining methods suggested that the penalty being paid in mining width, equipment capital and maintenance costs, and additional mine development in order to utilize more mechanized mining methods, in many cases appears to diminish the economic performance.
In conjunction with the move toward more selective extraction methods, the Company also is utilizing alimaks to access certain stopes more efficiently. Alimaks are cogged-rail platforms, similar to an elevator that can be installed in a raise bore or conventional raise. The alimaks not only facilitate access to the stopes, but also may expedite raise-ups – the process of preparing the initial work area on each successive level in the stope. Raise-ups are normally the most inefficient and time-consuming elements of conventional cut and fill mining, and the use of alimaks should improve this process substantially.
These adjustments to the Company’s mining methods will initially result in a modest reduction in total ore tons produced and an expected increase in realized grade that more than offsets the tonnage reduction. With less equipment and development required, over time capital expenditure requirements will be reduced, along with maintenance and support costs. Ultimately the net result should be a significant increase in ounces produced and a reduction in costs per ounce, as is mentioned in the fourth initiative.
In April 2005, the Company’s Board established a Special Committee on Ore Reserves concurrently with the approval for the development work required to expand the proven ore reserves. The Committee met three times during 2005 with management and outside experts to review ore reserve methodology, review best practice in the industry and receive reports on the progress and results of the Company’s proven ore reserve expansion program. The Committee expects to continue its work through 2006 as appropriate.
The Company plans over time to increase mine production to design capacity thereby increasing total PGM production and reducing unit cash costs.
Design capacity at the Stillwater Mine is approximately 2,750 ore tons per day, and at the East Boulder Mine, 2,000 ore tons per day, which would represent an increase of 45% over current production levels.
Ore production at the Stillwater Mine was down 6% between 2004 and 2005, as some of the production resources at the mine in 2005 were diverted into the effort to improve the developed state. Average daily production in 2005 was 1,944 tons, compared to 1,990 tons per day in 2004. However, 2004 included the effect of lost production during the ten-day strike in July. The Company also intends to gradually increase production at the Stillwater Mine toward full capacity. The concentrator at the Stillwater Mine is designed for 3,000 tons per day, but after allowing for reprocessing of slag from the smelter, net capacity is approximately 2,750 tons per day.
The Company had announced previously a program to expand the infrastructure at the East Boulder Mine in order to be able to increase ore production there to 1,650 tons per day. This effort will include additional primary development to increase the number of ramp systems and working faces, diamond drilling associated with the expanded development, and addition of two new ventilation raises to surface to improve underground air quality. Addition of this infrastructure is ongoing, although the objective of reaching 1,650 tons per day of production has been deferred until the Company can assess opportunities to improve realized grade at the mine through more selective mining methods. Nevertheless, ore production at the East Boulder Mine during the fourth quarter of 2005 reached an average of 1,554 tons per day, up from 1,326 tons per day during 2004 and 1,359 tons per day averaged for the full year 2005. Full permitted capacity at the East Boulder concentrator is approximately 2,000 tons per day.
Increasing the percentage of mining from captive cut and fill stopes is more manpower intensive than mechanized methods, and there is a growing shortage of skilled miners available in the industry to do this work. The Company recognizes this as both a company and a general industry concern, and as a result recently has initiated a comprehensive program to train a new generation of underground miners for the future. This effort will require dedicating substantial resources to recruiting and training over a period of several years. These mining positions are high paying and offer an attractive work schedule, and to date, the Company has had no difficulty attracting interested candidates. This program provides a unique opportunity for the Company to bring in talent from local Montana communities and to train them from the beginning according to state-of-the-art mining and safety practices.

In the process of these initiatives the Company has the opportunity to reduce operating spending through additional operating efficiencies, economies of scale, emerging technologies and reconfiguring its organization. The ore reserve determination for 2005 was tested on a combined metal price per ounce of $350.50 (the twelve-quarter rolling average) and assumes the economics to be realized from the above changes in mining. At year end the combined per ounce metal price was $418.
Following a regular review of its filings by the SEC, and on its own initiative, in April 2005, the Company’s Board established a Special Committee on Ore Reserves concurrently with the approval for the development work required to expand the proven ore reserves. The Committee met three times during 2005 with management and outside experts to review ore reserve methodology, identify best practices in the industry and receive reports on the progress and results of the Company’s proven ore reserve expansion program. The Committee expects to continue its work through 2006 as appropriate.
Diversification –While Stillwater is a PGM company, it has not limited its consideration of future growth opportunities to PGMs, given their scarcity.
The Company produces gold, silver, nickel and copper as by-products from its existing operations, each of which would be geologically and operationally compatible with its existing capabilities. On the other hand, the Company recognizes some shareholders may prefer to view Stillwater as a PGM investment, and so might consider other metals incompatible from an investment standpoint.
If one recognizes that mines, by their very nature, have a finite life, either through exhaustion of their minerals or exhaustion of their economics, it becomes clear why mining companies seek to reduce single mine risk by developing a portfolio of mines. The Company is unable to focus its growth effort on accumulating a portfolio of PGM mines, due to the scarcity of economically attractive PGM projects.
Thus, the Company concludes other metals must be considered if it is to reduce its risk profile from essentially a one product, one resource company. Management believes this expanded search may also put the Company in a better position to enlarge its PGM portfolio. The Company will report further on this initiative as appropriate.
Key Issues Facing the Company – Management has identified a number of key issues that need to be addressed in conjunction with the Company’s ongoing strategic efforts. These are outlined briefly below.
•	The cash flow from sale of the palladium received in the 2003 Norilsk Nickel transaction will come to an end during the first quarter of 2006. These ounces have been carried as inventory on the Company’s financial statements at a cost of $169 per ounce. With the relatively low palladium prices in late 2004 and most of 2005, the profit margin on these sales at times has been small, although the total cash generation from the sales has been significant – typically, between $6 and $8 million per month. The remaining ounces are scheduled to be sold by the end of February 2006, at which time their substantial cash flow benefit will come to an end.

•	The Company’s long-term sales agreements with General Motors, Ford and Mitsubishi, which include floor prices that have protected the Company in times of low PGM prices, will all expire on or before December 31, 2010. (While two of these contracts will expire before 2010, the terms of the third contract provide for it to absorb most of the production previously sold under the expiring agreements.) These contracts currently cover all of the Company’s mined production of palladium and about 80% of the Company’s mined output of platinum. Once these contracts are gone, unless the Company enters into similar arrangements thereafter, the Company essentially will be exposed to the full volatility of PGM prices. At the price levels prevailing during most of 2005, the Company’s cash flow would have been negative without the floor prices in these contracts.

During the third and fourth quarters of 2005 and first quarter of 2006, the major U.S. bond rating agencies downgraded the corporate ratings of General Motors Corporation and Ford Motor Company. Under applicable law, in the event one or both of these companies becomes insolvent or files for protection under the bankruptcy statutes, their respective obligations under these PGM supply agreements could be voided. In addition, under the terms of the Company’s credit facility, a default by Ford or General Motors or the early termination of these contracts could prohibit additional loans and trigger a requirement for the immediate repayment of the Company’s outstanding loans.

•	The Company’s mechanized mining methods, taken together with the associated maintenance and support functions, are high cost, largely as a result of the complexity of the orebody the Company mines. Significant quantities of waste material are moved as part of the typical mining process. In addition, the Company incurs high capital costs for ongoing development that is necessary to sustain continuing operations. (These capital costs were unusually high in 2005, as is discussed below.) When 2005 operating and capital costs are combined, mining operations in 2005 did not produce positive cash flow.

Several other major PGM producers in the mining industry either produce PGMs as a by-product of other refining or enjoy ores with a substantially higher proportion of the historically higher-priced platinum over palladium. The Company does not enjoy these advantages, putting it at a disadvantage when prices are low. The Company’s unit costs generally are affected by the level of ore production, by the consistency and quality of the ore mined, by the mining method utilized, and by overall operating efficiency.

•	Despite very substantial progress over the past four years, safety issues remain of paramount importance. Rigorous application of task analysis, employee education and incident follow-up have reduced the Company’s incident rates to well below the national average for underground mines. However, despite these encouraging statistics, the Company experienced a fatality underground during 2005. The Company continues to coordinate closely with MSHA and industry safety groups to ensure best practices are in place and being followed.

•	With the general strengthening of mineral prices over the past two years, the demand for experienced miners has grown significantly. There is now a shortage of skilled miners within the United States and Canada, and as new operations are developed, the shortage has grown. Coming off the past decade or so of depressed commodity prices, very few new miners and mining engineers were being trained, so the industry is now faced with a fixed or declining pool of skilled workers in an expanding market. The Company’s operations are relatively manpower intensive, so a shortage of skilled labor could restrict the Company’s ability to maintain or expand production levels.

The Company’s hourly workforce is represented by the United Steelworkers of America under two separate labor agreements. The agreement covering the workers at the Stillwater Mine and at the Company’s processing facilities in Columbus, Montana was renewed in July 2004 following a ten-day work stoppage and will expire on June 30, 2007. As reported previously, the labor agreement covering the hourly workforce at the East Boulder Mine was renewed during 2005 and will expire on June 30, 2008. The Company cannot assure that it will not experience labor interruptions or other disagreements with labor unions or employees in the future.

•	With the steep decline in palladium price between 2001 and early 2004, the Company cut back on mine development expenditures in order to conserve cash. As a result, the Company’s proven ore reserves had steadily declined, to the extent that by 2004 some production was of necessity coming out of probable reserves that typically had been drilled but not fully evaluated prior to the start of production. The time and capital cost of restoring the Company’s proven ore reserves is significant and now being undertaken and is critical to efficient mining.

•	The volatility of PGM prices, driven in part by occasional supply surpluses that emerge particularly in palladium, is of significant long-term concern at the Company’s current production cost levels. Obviously, the Company has no direct control over PGM prices, although there are steps it can take – hedging, long-term sales agreements, etc. – to reduce exposure to price volatility. Producer economics, along with recycling opportunities, suggest that the supply of PGMs is likely to grow gradually over time, probably more from the expansion of existing operations than from new ventures, which at least at this point all appear to be fairly low grade. That leaves some opportunity on the demand side for fostering new or expanded uses for PGMs, and particularly for palladium.

As of December 31, 2005, the Company had secured platinum prices in the forward market by entering into financially settled forward transactions covering over half of the Company’s anticipated platinum mine production for the period from January 2006 through June 2008. In view of the exceptionally wide price disparity between platinum and palladium that exists at December 31, 2005, the Company notes that the price of platinum could weaken if consumers begin substituting significant quantities of palladium and other metals for platinum in major applications. In order to protect against this downside, as of December 31, 2005, the Company had open financially settled forward contracts covering a total of 188,400 ounces of platinum at an overall average price of about $882 per ounce. The hedges are expected to modestly reduce the overall volatility of the Company’s earnings and cash flow. Under these hedging arrangements, in return for protection against downward movements in the platinum price, the Company gives up the benefit of increases in the platinum price on the hedged ounces. The Company recorded costs in 2005 totaling $8.0 million for fixed forward and financially-settled forward contracts that settled below market price during 2005. Corresponding costs recorded in 2004 and 2003 totaled $1.3 million in each year.
CAPITALIZED MINE DEVELOPMENT
     Mine development expenditures incurred to increase existing production, develop new orebodies or develop mineral property substantially in advance of production are capitalized and amortized using a units-of-production method. Mine development expenditures include shafts, surface adits and underground infrastructure development, including footwall laterals, ramps, rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. These facilities are required not only for current operations, but also as continuing infrastructure in support of future planned operations.

     The Company calculates amortization of capitalized mine development costs by the application of an amortization rate to current production in each applicable area of the mine. The amortization rate is based upon unamortized capitalized mine development costs, and the related ore reserves. Capital expenditures are added to the unamortized capitalized mine development costs as the related assets are placed into service. In the calculation of the amortization rate, changes in ore reserves are accounted for as a prospective change in estimate. Ore reserves and the further benefit of capitalized mine development costs are based on significant management assumptions. Any changes in these assumptions, such as a change in the mine plan or a change in estimated proven and probable ore reserves, could have a material effect on the expected period of benefit resulting in a potentially significant change in the amortization rate and/or the valuations of related assets. The Company’s proven ore reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Probable ore reserves normally cannot be extracted without additional capital expenditures required to access and delineate them. These anticipated capital expenditures are not included in the current calculation of depreciation and amortization.
     The Company changed its accounting method for amortizing capitalized mine development costs effective January 1, 2004. These mine development costs include the initial costs incurred to gain primary access to the ore reserves, plus the ongoing development costs of footwall laterals and ramps driven parallel to the reef that are used to access and provide support for the mining stopes in the reef.
     Prior to 2004, the Company amortized all such capitalized development costs at its mines over all proven and probable reserves at each mine. Following the asset impairment write-down at the end of 2003, the Company revisited its assumptions and estimates for amortizing capitalized mine development costs. As a result, the Company changed its method of accounting for the amortization of development costs as follows:
•	Unamortized costs of the shaft at the Stillwater Mine and the initial development at the East Boulder Mine are treated as life-of-mine infrastructure costs, to be amortized over total proven and probable reserves at each location, and

•	All development costs of footwall laterals and ramps, including similar development costs incurred before 2004, are to be amortized over the ore reserves in the immediate and geologically relevant vicinity of the development.
     This change in accounting method required the Company to measure the cumulative effect of the change at January 1, 2004, as if the new method of amortization had been used in all prior years. The credit for the cumulative effect of the change for all years prior to 2004 of $ 6.0 million, is shown as the “Cumulative Effect of Accounting Change” in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2004. The Company also amended its previously filed Form 10-Q’s for the first three quarters of 2004 to reflect this change in accounting method. The Company’s financial statements also include the pro-forma effect of the accounting change on its 2003 financial results.
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
     During 2004 and 2005, depreciation and amortization rates were affected by (1) the impairment charge in 2003 that reduced the carrying value of the East Boulder Mine, the Stillwater Mine and the processing and other facilities, which in turn reduced their depreciation and amortization bases, (2) by the change in the accounting method used to amortize capitalized mine development costs, and (3) by additional development costs placed in service during those years. Due to the change in accounting method, certain capitalized mine development costs are being amortized over a shorter period than before, which has resulted in higher amortization expense in each period than the Company had experienced in the past.
REVENUES
     Under the terms of sales contracts and purchase orders received from customers, the Company recognizes revenue when the product is in a refined and saleable form and title passes, which is typically when the product is transferred from the account of the Company to the account of the customer.
     The Company’s revenue and earnings are significantly influenced by worldwide market prices of palladium and platinum, which can be volatile and over which the Company has little or no control. Sales to significant customers represented approximately 78%, 73% and 88% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Although the Company sells its metals to a small number of customers and brokers, the Company could, if the need were to arise, readily sell its metal on a spot basis – and at spot prices – in any of various commodity markets throughout the world.

     From time to time, the Company has used basic hedging techniques involving fixed forwards, cashless put and call option collars and financially settled forwards. The objective of such metals hedging transactions has been to secure firm prices for the Company’s PGM production, to benefit from price increases or to protect against price decreases on that portion of production that falls outside the range of the floor or ceiling prices embedded in the long-term auto company contracts. Such hedging contracts also may preclude the Company from obtaining the full benefit of increased market prices for its contracted metals. In 2005, the Company reported a charge against income of $8.0 million representing the difference between financially settled forward prices and actual market prices at the date of settlement (all related to mine production). In 2004 the corresponding effect on income was $0.8 million (a $1.3 million charge against mine production and a $0.5 million credit to recycling activities). The Company had no metals hedging activity during 2003. See “Business and Properties — Sales and Hedging Activities.”
     The Company currently uses forward contracts and financially settled forwards to manage the potential negative effects of metal price volatility on its financial results. During 2005, the Company entered into various fixed forwards and financially settled forward contracts that were accounted for as cash flow hedges. At December 31, 2005, the Company had hedging contracts in place covering 188,400 ounces of metal sales through June 2008. See “Business and Properties – Sales and Hedging Activities.” The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedge contract prices by a predetermined margin limit. As of December 31, 2005, no such margin deposits were outstanding or due.
     The Company’s revenues and ounces sold were as follows for the years ended December 31:

				Ounces of	Ounces of	Ounces of
(in thousands)	$ of Palladium	$ of Platinum	$ of Other	Palladium	Platinum	Other
2005

Mine production	$153,668	$110,538	$—	431	135	—
PGM Recycling	8,970	59,692	22,033	46	68	12
Sales of Palladium received in Norilsk Nickel transaction and other	90,925	11,515	50,120	439	13	26

Total	$253,564	$181,745	$72,153	916	216	38

2004
Mine production	$162,209	$104,475	$—	432	125	—
PGM Recycling	9,548	56,512	10,328	43	69	10
Sales of Palladium received in Norilsk Nickel transaction and other	85,952	6,132	12,371	375	8	11

Total	$257,709	$167,119	$22,699	850	202	21

2003
Mine production	$161,624	$78,782	$—	459	131	—
PGM Recycling	1,036	5,085	2,745	5	8	—
Other	—	6,551	—	—	10	1

Total	$162,660	$90,418	$2,745	464	149	1

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004
     Revenues. Revenues were $507.5 million in 2005, compared to $447.5 million in 2004, a 13.4% increase. Most of the increase was attributable to higher market prices for platinum and rhodium, including metal purchased for resale.
     Revenues from mine production were $264.2 million in 2005, compared to $266.7 million in 2004, a 0.9% decrease. Ounces sold from mine production were 565,900 in 2005, compared to 557,400 ounces in 2004. The average realization on these sales (including the effects of hedging and of floor and ceiling prices in the underlying contracts) was $467 per ounce in 2005 and $480 per ounce in 2004.
     Revenues from PGM recycling were $90.7 million in 2005, compared to $76.4 million in 2004. This increase in revenues from PGM recycling was due both to an increase to 126,000 ounces in the quantity of recycled PGMs sold in 2005, compared to 122,000 ounces in 2004, and to substantially higher market prices for platinum and rhodium in 2005.
     In addition to the sales of recycled PGM ounces, the Company also processes higher volumes of recycled materials on a tolling basis, smelting and refining materials owned by others for a fee. During 2005, the Company toll processed approximately 82,000 tolled ounces of PGMs, up from approximately 37,000 tolled ounces in 2004.
     Revenues from sales of palladium received in the Norilsk Nickel transaction and other miscellaneous revenues totaled $152.6 million in 2005, compared to $104.5 million in 2004. Within these totals, sales of palladium received in the Norilsk Nickel transaction alone generated $87.3 million in revenues during 2005 on sales of approximately 438,500 ounces of palladium at an average realization of $199 per ounce. Comparable palladium sales for 2004 generated $86.0 million in revenue on 375,400 ounces, for an average realization of $229 per ounce, reflecting somewhat higher average market prices for palladium during 2004. The Company has approximately 63,250 ounces of palladium received in the Norilsk Nickel transaction remaining in inventory at December 31, 2005, all scheduled to be sold during January and February of 2006.
     One of the sales contracts providing for the sale and delivery of the palladium ounces received in the Norilsk Nickel transaction also requires the Company to provide 3,250 ounces platinum and 1,900 ounces of rhodium per month, either purchased on the open market or produced from the Company’s mining operations. The Company recognized revenue of $61.6 million and $18.5 million under these sales contracts in 2005 and 2004, respectively.
     Cost of Metals Sold. Cost of metals sold was $415.4 million in 2005, compared to $327.3 million in 2004, a 27% increase. Approximately $57.3 million of the $90.4 million increase is related to sales of the palladium received in the Norilsk Nickel transaction and purchases of platinum and rhodium for resale. Another $14.2 million relates to increased volumes and higher acquisition cost for recycled PGM materials. The remainder is largely attributable to higher labor and materials costs at the Company’s operating mines and to the $2.5 million cost of a lower-of-cost-or-market inventory adjustment to reflect a market value of metals lower than cost in inventory at December 31, 2005.
     The cost of metals sold from mine production was $190.2 million in 2005, compared to $173.6 million in 2004, a 10% increase. The cost increase is driven slightly by the 1.5% increase in ounces sold during 2005 and by the write off of $1.8 million in consigned inventory. More significant, however, are increased costs for labor and key raw materials – particularly steel and fuel – that have increased substantially since 2004. Labor costs increased year on year by 10.8%, while total materials and supplies, including maintenance supplies, increased 18.6%.
     The cost of metals sold from PGM recycling activities was $85.5 million in 2005, compared to $71.3 million in 2004. The increase was primarily due to the higher cost of acquiring catalytic materials for recycling as the underlying prices for platinum and rhodium contained in those materials increased during 2005. Actual ounces of material from recycling increased by only 3.7%, but average platinum prices increased by 7.2% and average rhodium prices rose nearly 75% year on year.
     The cost of metals sold from sales of palladium received in the Norilsk Nickel transaction and other activities was $139.7 million in 2005, compared to $82.4 million in 2004. This increase was driven both by higher metal volumes and by significantly higher platinum and rhodium prices, offset in part by somewhat lower palladium prices. The total cost of palladium sold from just those ounces received in the Norilsk Nickel transaction was $74.3 million in 2005, representing the sale of approximately 438,500 ounces of palladium at an average cost of just over $169 per ounce. The comparable cost for the 375,400 ounces sold during 2004 was approximately $63.3 million. The remainder of these sales in both years represents mostly the cost of sourcing platinum and rhodium to meet contractual commitments. As discussed in “Revenues” above, the Company entered into sales contracts in 2004 which required it to source metal from third parties in order to fulfill delivery commitments to customers. The cost of metals sold from activities under these contracts, excluding sales of palladium received in the Norilsk Nickel transaction, was $65.4 million and $19.1 million in 2005 and 2004 respectively. (Most of the year-on-year difference here is attributable to higher volumes and costs for rhodium purchases.)

     During 2005, the Company’s mining operations produced approximately 553,500 ounces of PGMs, including approximately 427,300 and 126,200 ounces of palladium and platinum, respectively. This represents about a 2.8% reduction from 2004, during which the Company’s mining operations produced approximately 569,200 ounces of PGMs, including approximately 439,100, and 130,100 ounces of palladium and platinum, respectively. The production decrease in 2005 is primarily attributable to diversion of a portion of production resources into development activities during 2005 in order to improve the developed state of both mines.
     The Stillwater Mine produced approximately 381,100 ounces of PGMs in 2005, compared with approximately 405,000 ounces of PGMs in 2004, a 5.9% decrease. The East Boulder Mine produced approximately 172,500 ounces of PGMs in 2005, compared with approximately 164,200 ounces of PGMs in 2004, a 5.1% year-on-year increase.
     Depreciation and amortization Depreciation and amortization expense was $79.1 million in 2005, compared to $57.3 million in 2004, a 38% increase. This increase is primarily due to the additional depletion expense for capital development placed into service during 2005. (The Company projects that 2006 depreciation and amortization expense will be approximately the same as for 2005).
     General and administrative. General and administrative costs were $20.5 million in 2005, compared to $19.7 million in 2004, a 4% increase. The increase is driven primarily by increased professional services and compensation costs.
     Loss on disposal on property, plant and equipment. During 2005, gains and losses on property, plant, and equipment disposed of were not significant. During 2004, the Company exercised an option to buy out of an operating lease for a tunnel boring machine. The Company simultaneously wrote off of the asset, resulting in a charge against income of $2.1 million.
     Interest income and expense. Interest income increased to $5.2 million in 2005 from $2.2 million in 2004, reflecting higher interest rates as the U.S. Federal Reserve Board has steadily increase short-term rates. The Company’s balance of cash and related liquid assets also increased from $109.2 million at December 31, 2004, to $135.9 million at December 31, 2005. However, interest expense actually declined from $17.9 million in 2004 to $11.7 million in 2005. Interest expense for 2004 included higher interest rates under the previous credit agreement, plus the write-off of $5.2 million of unamortized financing costs in conjunction with the refinancing in August of 2004. The Company also has reduced its total outstanding long-term debt from $164.1 million at December 31, 2004 to $141.4 million at December 31, 2005.
     Total income tax benefit (provision). The Company has not recorded any income tax expense in 2005 or 2004, other than for certain state minimum taxes paid. Changes in the Company’s net deferred tax assets have been offset by the change in the related valuation allowance.
     Other comprehensive income (loss), net of tax. The Company recorded a loss in other comprehensive income of $12.4 million in 2005, and a comparable loss of $4.1 million in 2004. The 2005 loss included $12.6 million of net unrealized losses on hedging transactions, and $0.2 of unrealized gain on investments held for sale. The 2004 loss was entirely attributable to unrealized losses on hedging transactions.
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
     Revenues from recycling activities were $76.4 million in 2004, compared to $8.9 million in 2003 primarily due to an increase in the quantity of PGMs sold of 122,000 ounces in 2004, compared to 13,000 ounces in 2003. The increase was due to the Company’s long-term sourcing agreement for spent catalytic materials entered into during the fourth quarter of 2003.
     Revenues from sales of palladium received in the Norilsk Nickel transaction and other activities were $104.5 million in 2004, compared to $6.6 million in 2003. Sales of palladium received in the Norilsk Nickel transaction generated $86.0 million in revenues during 2004, due to the sale of approximately 375,000 ounces of palladium at an average realized palladium price of $229 per ounce. The Company had approximately 502,000 ounces of palladium received in the Norilsk Nickel transaction remaining in inventory at December 31, 2004, expected to be sold ratably each month through the first quarter of 2006. There were no such sales during 2003.

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
     Cost of Metals Sold. Cost of metals sold was $327.3 million in 2004, compared to $188.7 million in 2003, a 73% increase.
     The cost of metals sold from mine production was $173.6 million in 2004, compared to $173.4 million in 2003, a 0.1% increase. The decrease was primarily due to the 6% decrease in ounces sold offset in part by an increase in the Company’s cost of metals sold per ounce. The increase in the Company’s cost of metals sold per ounce was primarily due to 1) higher direct mining costs as result of production losses from the labor stoppage at the Stillwater Mine and processing facilities during the third quarter of 2004 and 2) higher royalty costs as a result of higher realized PGM prices in 2004 compared to those in 2003. These higher costs were offset by higher by-product credits in 2004.
     The cost of metals sold from recycling activities was $71.3 million in 2004, compared to $8.0 million in 2003. The increase was primarily due to the cost of acquiring and processing the increased ounces generated from the Company’s long-term sourcing agreement for spent catalytic materials entered into during the fourth quarter of 2003.
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
     As discussed in “Revenues” above, the Company entered into sales contracts in 2004 which required it to purchase metal from third parties in order to fulfill delivery commitments. The cost of metals sold from activities under these contracts, excluding sales of palladium received in the Norilsk Nickel transaction, was $19.1 million in 2004. During 2003, the Company incurred $6.7 million in costs for the metals re-sold under other contractual obligations.
     During 2004, the Company’s mining operations produced approximately 569,000 ounces of PGMs, which included approximately 439,000 and 130,000 ounces of palladium and platinum, respectively, compared with approximately 584,000 ounces of PGMs in 2003, which included approximately 450,000, and 134,000 ounces of palladium and platinum, respectively, a 3% year-on-year decrease in total PGM production. The production decrease in 2004 was primarily due to the labor stoppage at the Stillwater Mine and a 2% decrease in consolidated mill head grade, partially offset by an increase in tons mined at the East Boulder Mine due to development efforts as the Company continued its efforts to ramp up production to a planned rate of 1,650 ore tons per day.
     The Stillwater Mine produced approximately 405,000 ounces of PGMs in 2004, compared with approximately 428,000 ounces of PGMs in 2003, a 5% decrease. The East Boulder Mine produced approximately 164,000 ounces of PGMs in 2004, compared with approximately 156,000 ounces of PGMs in 2003, a 5% increase.
     Depreciation and amortization Depreciation and amortization expense was $57.4 million in 2004, compared to $41.3 million in 2003, a 39% increase. The increase is primarily due to the change in accounting method for the amortization of capitalized mine development costs (See Note 3 to the Company’s consolidated financial statements). As a result of the change, unamortized costs of the shaft at the Stillwater Mine and the initial development at the East Boulder Mine will continue to be treated as life-of-mine infrastructure costs, to be amortized over total proven and probable reserves at each location, and all past and ongoing development costs of footwall laterals and ramps, including similar development costs incurred before 2004, will be amortized over the ore reserves in the immediate and geologically relevant vicinity of the development.
     General and administrative. General and administrative costs were $19.7 million in 2004, compared to $14.7 million in 2003, a 34% increase. The increase was primarily due to security and settlement costs associated with the strike at the Stillwater Mine and processing facilities in the third quarter of 2004.
     Loss on disposal on property, plant and equipment. During 2004, the Company exercised a buyout option of an operating lease for a tunnel boring machine. The Company simultaneously wrote off the asset resulting in a charge against earnings of $2.1 million. Other gains and losses on property, plant and equipment disposed of during 2004 and 2003 were not significant.
     Impairment of property, plant and equipment. During 2003, the Company recorded an impairment of its property, plant and equipment of $390.3 million. There was no corresponding asset impairment during 2004.

     Interest income and expense. Interest income was $2.2 million in 2004, compared to $0.5 million in 2003. The increase was primarily due to an increase in average cash and cash equivalent balances during 2004 compared to 2003. Interest expense increased slightly from $17.6 million in 2003 to $17.9 million in 2004. The benefit of significant debt reduction between 2003 and 2004 and lower interest rates following the refinancing in August of 2004 was offset in 2004 by the write-off of $5.2 million in unamortized financing costs in conjunction with the refinancing.
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
LIQUIDITY AND CAPITAL RESOURCES
     Working capital at December 31, 2005 was $199.8 million, compared to $236.4 million at December 31, 2004. The ratio of current assets to current liabilities was 3.9 at December 31, 2005, compared to 4.5 at December 31, 2004. Most of this reduction reflected sales from inventory of the palladium received in the Norilsk Nickel transaction.
     For 2005, Net cash provided by operating activities was $141.1 million compared to $136.8 and $47.2 million for 2004 and 2003. The changes were primarily a result of:

	Year ended December 31,
(in thousands)	2005	2004	2003
Cash collected from customers	$498,361	$433,118	$271,093
Cash paid to suppliers, employees, etc.	(351,708)	(285,461)	(209,852)
Interest received	5,228	2,218	500
Interest paid	(10,747)	(13,035)	(14,526)

Net cash provided by operating activities	$141,134	$136,840	$47,215

     The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines.
     At the PGM price levels prevailing at December 31, 2005, absent separate hedging arrangements, a change in the price of platinum generally would flow through almost dollar-for-dollar to cash flow from operations, subject only to price ceilings on a small portion of the Company’s long-term sales contracts, and certain costs – severance taxes and royalties on mine production – which adjust upward or downward with market prices. However, as of December 31, 2005, the Company has hedged a significant portion of its sales of mined platinum through June of 2008. In general, as of December 31, 2005, these hedges were fixed at platinum prices at or below current market prices, and therefore the Company’s participation in increases in the price of platinum would be limited to the unhedged portion of production.
     Under the Company’s long-term sales contracts for mined production, a change in the market price of palladium, at prices prevailing on December 31, 2005, would not flow through to cash flow from operations, except to the extent that the market price for palladium exceeded any of the price floors in those contracts. Sales out of the palladium inventory received in conjunction with the Norilsk Nickel transaction are not subject to price floors, and therefore price changes related to sales of that inventory would directly affect cash flow from operations.
     The Company hedges the selling price of PGMs in its recycling activities, so a change in the market price of platinum and palladium on sales of recycling materials would have little or no effect on margins earned from this activity and on cash flow from operations.
     Changes in the cash costs of production generally flow through dollar-for-dollar into cash flow from operations. A reduction due to grade in total mine production of 10%, or about 56,000 ounces per year, would reduce cash flow from operations by an estimated $29 million per year at the price and cost levels prevailing at December 31, 2005. The Company’s forecasts indicate that such a 10% reduction in mine production would not impair the Company’s ability to repay its outstanding debt or to maintain its planned level of capital expenditures, although a significantly larger reduction in mine production could adversely affect the Company’s financial position.

     Net cash used in investing activities was $134.3 million, $77.8 million and $54.2 million in 2005, 2004 and 2003, respectively. The Company’s investing activities are primarily for capital expenditures of $92.1 million, $76.7 million and $55.3 million in 2005, 2004 and 2003, respectively, (See Note 6 to the Company’s consolidated financial statements).
     Net cash used by financing activities was $22.7 million, $1.4 million and $29.6 million in 2005, 2004 and 2003, respectively. Net cash used by financing activities in 2005 is primarily due to payments of long-term debt under the Company’s credit facility and capital lease payments. During 2003, the Company made payments of $59.2 million under the previous credit facility and received $100.0 million for common stock issued related to the Norilsk Nickel transaction, net of $9.8 million paid for stock issuance costs.
     At December 31, 2005, the Company’s available cash was $80.3 million and it had $141.4 million outstanding as long-term debt and capital leases. If highly liquid investments are included, the Company’s balance sheet liquidity increases to $135.9 million, and unused revolving credit lines add another $25.9 million of available liquidity. Letters of credit of $14.1 million were outstanding under the revolving credit facility at December 31, 2005. During 2006, the Company will be required to make total payments of approximately $1.6 million for principal reductions on its debt and capital leases, excluding anticipated prepayments related to proceeds received in the sale of palladium received in the Norilsk Nickel transaction (see below). The $1.6 million of required payments includes $1.1 million in scheduled principal payments on the outstanding borrowings under the Company’s recently amended credit agreement. The Company at current interest rate levels will also be required to pay approximately $8.6 million in total interest payments during 2006 related to its debt and capital lease agreements.
     At December 31, 2005, the Company owned approximately 63,250 ounces remaining of the palladium inventory received on June 23, 2003, in the Norilsk Nickel transaction. The inventory is carried on the balance sheet at $169 per ounce, which results in a carrying value of $10.7 million. At December 31, 2005, the palladium market price was $258 per ounce. In the first quarter of 2004, the Company announced that it had entered into contracts under which all of the palladium will be sold at a slight volume discount to market price at the time of sale. Under these contracts, the Company expects to sell approximately 36,500 ounces of this palladium during January of 2006 and the remaining approximately 26,750 ounces in February of 2006. Under the terms of the credit agreement, the Company is required to remit 25% of the proceeds from the sale of this inventory to repay loans. The Company is only required to make payments on the credit facility with the 25% of the proceeds received when a certain cumulative level of such sales is reached. During 2005, the Company prepaid $20.8 million from palladium inventory proceeds and at December 31, 2005, has accumulated $2.2 million toward the next prepayment.
CREDIT AGREEMENT
     On August 3, 2004, the Company entered into a new $180 million credit facility with a syndicate of financial institutions that replaced the Company’s previous $250 million credit facility. The new credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 325 basis points, or 7.69% at December 31, 2005) and a $40 million five-year revolving credit facility bearing interest when drawn at a variable rate plus a margin (LIBOR plus 225 basis points, or 6.69% at December 31, 2005) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility. Undrawn amounts under the letters of credit issued under this facility as of December 31, 2005, carry an annual fee of 2.375%. Both the margin on the revolving credit facility and the letter of credit fee adjust contractually based on the Company’s leverage ratio, as defined, beginning after the first quarter of 2005. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced on August 31, 2004.
     Subsequent to year-end 2005, on January 31, 2006, the Company amended the credit facility to reduce the effective interest rate spread on the original $140 million Term Loan by 100 basis points. A previous provision required the Company to fix the interest rate on 50% of the outstanding Term Loan balance through December 31, 2007, if and when the underlying three-month LIBOR reached 4.50% was also amended, increasing the hedging threshold to 5.50%. Under the terms of the amendment, the Company would incur a 1% penalty on certain voluntary prepayment transactions that take place within one year of the amendment date.
     As of December 31, 2005, the Company has $109.4 million outstanding under the term loan facility. During 2004, the Company obtained a letter of credit in the amount of $7.5 million as surety for its long-term reclamation obligation at East Boulder Mine. During 2005, the Company obtained an additional letter of credit in the amount of $6.6 million used as collateral for the Company’s surety bonds, which reduced amounts available under the revolving credit facility to $25.9 million at December 31, 2005.
     The credit facility requires as prepayments 50% of the Company’s annual excess cash flow (as defined in the credit agreement), plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Such prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The Company’s term loan facility, as amended on January 31, 2006, allows the Company to choose between LIBOR loans of various maturities plus a spread of 2.25% or alternate base rate loans plus a spread of 1.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 7.25% at December 31, 2005. The alternate base rate applies only to that portion of the term loan facility in any period for which the Company has not elected to use LIBOR contracts. Substantially all the property and assets of the Company are pledged as security under the credit facility.

     In accordance with the terms of the credit facility, the Company is required to utilize 25% of the net proceeds from sales of palladium received in the Norilsk Nickel transaction to prepay its term loan facility. The Company’s credit facility contains a provision that defers each prepayment related to the sales of palladium received in the Norilsk Nickel transaction until the accumulated amount due reaches a specified level. During 2005, the Company prepaid $20.8 million in connection with such sales and deferred $2.2 million as of December 31, 2005.
     As of December 31, 2005, $8.4 million of the Company’s long-term debt has been classified as a current liability representing that portion of the term loan facility expected to be prepaid under this arrangement during the next twelve months which includes the deferred prepayment amount.
     Covenants under the credit facility include restrictions on the Company’s ability to: (1) incur additional indebtedness; (2) pay dividends or redeem capital stock; (3) grant liens; (4) make investments, acquisitions, dispositions or enter into mergers; (5) enter into transactions with affiliates; (6) make capital expenditures; (7) refinance or prepay subordinated debt; (8) change the nature of the Company’s business or cease operations at the principal operating properties; and (9) enter into commodity hedging for volumes in excess of expected production. The Company is also subject to financial covenants including a debt to EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) ratio, a debt service coverage ratio and a minimum liquidity requirement.
     Events of default under the credit facility include: (1) a cross-default linked to other indebtedness of the Company; (2) any material modification to the life-of-mine plans, absent lender consent; (3) a change of control of the Company, subject to certain exceptions, and (4) any material breach by a counterparty to a material sales contract or any unapproved modification or termination of such a sales contract. At December 31, 2005, the Company was in compliance with all its covenants under the credit facility.
     The following is a schedule by year of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility at December 31, 2005, without regard to the prepayments required to be offered from sales of palladium received the Norilsk Nickel transaction or out of excess cash flow:

Term facility
Year ended	(in thousands)
2006	1,111
2007	1,111
2008	1,111
2009	1,111
2010	105,003

Total	$109,447

CONTRACTUAL OBLIGATIONS
     The Company is obligated to make future payments under various contracts such as debt and capital lease agreements. The following table represents significant contractual cash obligations and other commercial commitments and the related interest payments as of December 31, 2005:

(in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Term debt facility	$1,111	$1,111	$1,111	$1,111	$105,003	$—	$109,447
Capital lease obligations	501	494	457	547	14	—	2,013
Special Industrial Education Impact Revenue Bonds	165	178	190	97	—	—	630
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	554	456	429	160	160	642	2,401
Asset retirement obligation	—	—	—	—	—	53,732	53,732
Other noncurrent liabilities	—	9,560	—	—	—	—	9,560
Payments of interest	11,123	10,981	10,853	10,670	7,122	25,200	75,949

Total	$13,454	$22,780	$13,040	$12,585	$112,299	$109,574	$283,732

     Debt obligations referred to in the table are presented as due for repayment under the terms of the loan agreements, and before any effect of the sale of palladium acquired in the Norilsk Nickel transaction or payments of excess cash flow. Under the terms of the credit facility, the Company is required to offer 25% of the net proceeds of the sale of palladium received in the Norilsk Nickel transaction to repay borrowings under its credit facility. The Company is not required to make prepayments until the amount accumulated reaches a specified level. As of December 31, 2005, approximately $2.2 million of proceeds have been accumulated but not yet paid. Interest payments noted in the table above assume no early extinguishments of debt and no changes in interest rates.
     Amounts included in other noncurrent liabilities that are anticipated to be paid in 2007 include workers’ compensation costs, property taxes and severance taxes. Amounts included in other noncurrent liabilities that are anticipated to be paid after 2010 represent undiscounted asset retirement obligation costs (See Note 9 to the Company’s consolidated financial statements).

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Such statements include, but are not limited to, comments regarding expansion plans, costs, grade, production and recovery rates, permitting, financing needs, the terms of future credit facilities and capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and compliance, litigation and the palladium and platinum market. Additional information regarding factors which could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” above.
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

     The Company changed its accounting method for amortizing capitalized mine development costs effective January 1, 2004. These mine development costs include the initial costs incurred to gain primary access to the ore reserves, plus the ongoing development costs of footwall laterals and ramps driven parallel to the reef that are used to access and provide support for the mining stopes in the reef.
     Prior to 2004, the Company amortized all such capitalized development costs at its mines over all proven and probable reserves at each mine. Following the asset impairment write-down at the end of 2003, the Company revisited its assumptions and estimates for amortizing capitalized mine development costs. Following this review, the Company determined to change its method of accounting for development costs as follows:
•	Unamortized costs of the shaft at the Stillwater Mine and the initial development at the East Boulder Mine will continue to be treated as life-of-mine infrastructure costs, to be amortized over total proven and probable reserves at each location, and

•	All ongoing development costs of footwall laterals and ramps, including similar development costs incurred before 2004, will be amortized over the ore reserves in the immediate and geologically relevant vicinity of the development.
     This change in accounting method required the Company to measure the effect of the change at January 1, 2004, as if the new method of amortization had been used in all prior years. The credit for the cumulative effect of the change for all years prior to 2004 of $ 6.0 million, is shown as the “Cumulative Effect of Accounting Change” in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2004. The Company also amended its previously filed Form 10-Qs for the first three quarters of 2004 to reflect the accounting change. The Company’s financial statements also include the pro-forma effect of the accounting change on its 2003 and 2002 financial results.
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
     The Company recognized an impairment of its principal mining assets at December 31, 2003, and recorded a corresponding valuation adjustment of $390.3 million, reducing the carrying value of the properties to their fair market value, as required by SFAS No. 144. The impairment charge consisted of a $176.7 million reduction in asset value at the Stillwater Mine, a $178.0 million reduction at the East Boulder Mine, and a $35.6 million reduction at the Company’s processing and other facilities. As a result, at December 31, 2003, the carrying value of the Stillwater Mine was reduced to $228.6 million, East Boulder Mine to $150.0 million, and the processing and other facilities to $40.9 million. The independent appraiser, Behre Dolbear and Company, utilized conventional mine valuation techniques, including discounted cash flow analysis, for purposes of determining the fair market values.
     In accordance with the methodology prescribed by SFAS No. 144, the Company has determined that the carrying value of the Company’s assets was not impaired at December 31, 2005 or December 31, 2004.

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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2005, and December 31, 2004, for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized (See Note 13 to the Company’s consolidated financial statements). Based on the Company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the Company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the Company could owe income taxes prospectively on the resulting higher taxable income.
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
     The Company reviewed its SFAS No. 143 assumptions at December 31, 2005 and determined no increase to its asset retirement obligation and liability was necessary.
Derivative Instruments
     From time to time, the Company enters into derivative financial instruments, including fixed forwards, cashless put and call option collars and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue. The Company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. The Company primarily uses derivatives to hedge metal prices and manage interest rate risk. As of December 31, 2005, the outstanding derivatives associated with commodity instruments are valued at an unrealized cost of $17.6 million, and are reported as a component of accumulated other comprehensive income. As of December 31, 2005, there were no outstanding interest rate swaps (See Note 16 to the Company’s consolidated financial statements).

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company is exposed to market risk, including the effects of adverse changes in metal prices and interest rates as discussed below.
COMMODITY PRICE RISK
     The Company produces and sells palladium, platinum and associated by-product metals directly to its customers and also through third parties. As a result, financial performance can be materially affected when prices for these commodities fluctuate. In order to manage commodity price risk and to reduce the impact of fluctuation in prices, the Company enters into long-term contracts and from time to time uses various derivative financial instruments. Because the Company hedges only with instruments that have a high correlation with the value of the hedged transactions, changes in the fair value of the derivatives are expected to be offset by changes in the value of the hedged transaction .
     The Company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts together cover significant portions of the Company’s mined PGM production through December 2010 and stipulate floor and ceiling prices for some of the covered production. In the first quarter of 2004 the Company also entered into three new sales contracts under which palladium quantities equal to the 877,169 ounces of palladium received in the Norilsk Nickel stock purchase transaction will be sold over a period of two years, primarily for use in automobile catalytic converters. Under these agreements, the Company is expected to sell approximately 36,500 ounces of palladium per month, ending in the first quarter of 2006, at a slight volume discount to the market price at the time of delivery. Under one of these agreements, the Company also will sell 3,250 ounces of platinum and 1,900 ounces of rhodium per month also at a slight discount to market prices. The Company from time to time may need to purchase platinum and rhodium in the open market to fulfill this monthly delivery obligation. See “Business and Properties- PGM Sales and Hedging Activities” and Note 15 to the Company’s consolidated financial statements for a more detailed discussion of the Company’s open positions at December 31, 2005.
     During the third quarter of 2005, the major U.S. bond rating agencies downgraded the corporate ratings of General Motors Corporation and Ford Motor Company, two of the customers pursuant to the Company’s long-term sales contracts. As a result, the debt of these companies no longer qualifies as investment grade. The Company’s business is substantially dependent on its contracts with Ford and General Motors, particularly because the floor prices in these contracts are significantly greater than the market price of palladium. Under applicable law, these contracts may be void or voidable if General Motors or Ford becomes insolvent or files for bankruptcy. The loss of either of these contracts could require the Company to sell at prevailing market prices, which might expose it to lower metal prices as compared to the floor prices under the contracts. In such an event, the Company’s operating plans could be threatened. In addition, under the Company’s credit facility, a default or modification of these contracts could prohibit additional loans or require the immediate repayment of outstanding loans. Thus, termination of these contracts could have a material adverse impact on the Company’s operations and viability.
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
     As of December 31, 2005, the Company was party to financially settled forward agreements covering approximately 50% of its anticipated platinum sales from mine production for the period from January 2006 through June 2008. These transactions are designed to hedge a total of 188,400 ounces of platinum sales from mine production for the next thirty months at an overall average price of approximately $882 per ounce.
     The Company enters into fixed forwards and financially settled forwards relating to PGM recycling of catalyst materials. These transactions are accounted for as cash-flow hedges. These sales of metals derived from processing spent catalytic materials are sold forward at the time of receipt and delivered against the cash flow hedges when the ounces are recovered. All of these open transactions will settle at various periods through March 2006 (See Note 9 to the Company’s consolidated financial statements). The unrealized loss on these instruments related to PGM recycling due to changes in metal prices at December 31, 2005, was $0.0 million and $0.1 million at December 31, 2004.
     Until these contracts mature, any net change in the value of the hedging instrument due to changes in metal prices is reflected in stockholders’ equity in accumulated other comprehensive income. A net unrealized loss of $17.6 million on these instruments existed at December 31, 2005, and is reflected in accumulated other comprehensive income (loss) (See Note 16 to the Company’s consolidated financial statements). Because these hedges are highly effective, when these instruments are settled any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sale and will be recognized at that time in operating income. All commodity instruments outstanding at December 31, 2005, are expected to be settled within the next thirty months.

     A summary of the Company’s derivative financial instruments as of December 31, 2005, is as follows:
Mine Production:
Financially Settled Forwards

	Platinum	Average
	Ounces	Price	Index

First Quarter 2006	24,900	$820	Monthly London PM Average
Second Quarter 2006	25,500	$823	Monthly London PM Average
Third Quarter 2006	26,500	$838	Monthly London PM Average
Fourth Quarter 2006	26,500	$887	Monthly London PM Average
First Quarter 2007	24,000	$893	Monthly London PM Average
Second Quarter 2007	20,000	$925	Monthly London PM Average
Third Quarter 2007	19,500	$947	Monthly London PM Average
Fourth Quarter 2007	15,500	$985	Monthly London PM Average
First Quarter 2008	3,000	$893	Monthly London PM Average
Second Quarter 2008	3,000	$909	Monthly London PM Average
PGM Recycling:
Fixed Forwards

	Platinum		Palladium		Rhodium
	Ounces	Price	Ounces	Price	Ounces	Price

First Quarter 2006	13,960	$962	6,410	$263	1,988	$2,972
     A period of continuous low commodity prices could have a material adverse effect on the calculation of the Company’s ore reserves as well as on the Company’s financial performance.
INTEREST RATE RISK
     As of December 31, 2005, the Company had $109.4 million outstanding under its $140 million term loan facility, bearing interest at a variable rate of 7.69% based upon LIBOR (3.875% at December 31, 2005) plus a 3.25% margin (See Note 7 to the Company’s consolidated financial statements). At the current LIBOR, this represents an interest cost of approximately $8.4 million per year. Although the margin on this debt is fixed, the LIBOR is subject to short-term fluctuations in market interest rates. Each 1% increase in LIBOR increases the Company’s estimated annual interest cost by approximately $1.1 million. As of December 31, 2005 the Company has elected not to hedge its interest rate exposures, leaving the Company fully exposed should short-term interest rates increase.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Stillwater Mining Company:
We have audited the accompanying consolidated balance sheets of Stillwater Mining Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stillwater Mining Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
As discussed in note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, as of January 1, 2005.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stillwater Mining Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

Billings, Montana
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Stillwater Mining Company:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Stillwater Mining Company did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stillwater Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:
•	The Company did not maintain effective company-level controls as defined in the COSO criteria. Specifically, the following deficiencies were identified within the Company’s control environment:
–	Pertaining to Financial Statement Preparation – The Company at December 31, 2005, did not maintain sufficient numbers of adequately trained personnel in accounting and other functions critical to financial reporting. Consequently, in some cases, accounting controls were not performed consistently, accurately, and timely and an effective review of certain technical accounting matters was not accomplished;

–	Pertaining to the Application of Accounting Pronouncements – The Company, in certain instances, did not have effective policies and procedures in place to determine and document its judgment regarding the appropriate application of accounting principles within its financial reporting process; and

–	Pertaining to Accounting for Miscellaneous Metal Sales – The Company did not have an effective process in place to ensure that all relevant contractual, sales and production information was communicated in a timely manner among the sales, operations and accounting functions.
The combination of these deficiencies resulted in a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected, and contributed to the development of other material weaknesses described below.

•	Procedures related to the Company’s controls over consigned inventory at a third-party location were not adequate to safeguard the metal and ensure that the amounts reflected in the general ledger represented actual offsite consigned inventory amounts. Specifically, the Company had not designed and implemented procedures requiring Company personnel to (i) regularly confirm amounts of consigned inventory on hand at the outside location; (ii) reconcile the amounts of consigned inventory to the general ledger on a monthly basis; and (iii) periodically perform a physical observation of the consigned inventory. These deficiencies resulted in a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected, and contributed to expensing $1.8 million of consigned inventory that could not be accounted for at December 31, 2005.

•	Procedures related to the Company’s controls over by-product sales were not adequate to ensure that sales of byproducts were properly reflected in the general ledger. Specifically, the Company had not designed or implemented procedures related to byproducts requiring Company personnel to (i) invoice sales in a timely manner; (ii) reconcile sales to the general ledger; (iii) match cash receipts to amounts invoiced; and (iv) verify and monitor aging of receivables. These deficiencies resulted in a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

•	There was inadequate design and operation of the preparation and management review and approval of the annual financial reporting process. As a result of deficiencies identified during the performance of audit procedures, the Company was required to make material revisions, including adjustments, reclassifications, corrections of errors and changes in disclosures, to the Company’s consolidated financial statements as of and for the year ended December 31, 2005 prior to their issuance.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Stillwater Mining Company and subsidiaries as of December 31, 2005 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 16, 2006, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, management’s assessment that Stillwater Mining Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Stillwater Mining Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

Billings, Montana
March 16, 2006

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

Year ended December 31,	2005	2004	2003

REVENUES

Mine production	$264,206	$266,684	$240,406
PGM recycling	90,695	76,388	8,866
Sales of palladium received in Norilsk Nickel transaction and other	152,561	104,455	6,551

Total revenues	507,462	447,527	255,823

COSTS AND EXPENSES
Cost of metals sold:
Mine production	190,171	173,571	173,375
PGM recycling	85,522	71,326	7,988
Sales of palladium received in Norilsk Nickel transaction and other	139,705	82,402	6,728

Total costs of metals sold	415,398	327,299	188,091
Depreciation and amortization:
Mine production	79,032	57,321	41,285
PGM recycling	55	48	71

Total depreciation and amortization	79,087	57,369	41,356

Total costs of revenues	494,485	384,668	229,447
General and administrative	20,464	19,739	14,700
Loss on disposal of property, plant and equipment	112	3,640	—
Impairment of property, plant and equipment	—	—	390,295
Norilsk Nickel transaction related expenses	—	—	3,043
Restructuring costs (credits), net	(243)	—	(966)

Total costs and expenses	514,818	408,047	636,519
OPERATING INCOME (LOSS)	(7,356)	39,480	(380,696)
OTHER INCOME (EXPENSE)
Interest income	5,228	2,218	500
Interest expense	(11,733)	(17,892)	(17,595)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(13,861)	23,806	(397,791)

Income tax benefit (provision) before provision for valuation allowance and reduction of deferred tax assets	(13)	(3)	161,921
Provision for valuation allowance for net deferred tax assets	—	—	(70,304)
Reduction of deferred tax asset for net operating loss carry forwards resulting from ownership change	—	—	(16,678)

Total income tax benefit (provision)	(13)	(3)	74,939

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES	(13,874)	23,803	(322,852)

CUMULATIVE EFFECT OF ACCOUNTING CHANGES, NET OF INCOME TAX BENEFIT OF $264 IN 2003	—	6,035	(408)

NET INCOME (LOSS)	(13,874)	29,838	(323,260)

Other comprehensive income (loss), net of tax	(12,437)	(4,145)	585

COMPREHENSIVE INCOME (LOSS)	$(26,311)	$25,693	$(322,675)

Pro-forma amounts assuming the new amortization method is applied retroactively (see Note 3):

NET INCOME (LOSS)		$23,803	$(241,729)

The accompanying notes are an integral part of the consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Continued)

Year ended December 31,	2005	2004	2003
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Income (loss) before cumulative effect of accounting changes	$(13,874)	$23,803	$(322,852)

Cumulative effect of accounting changes	—	6,035	(408)

Net income (loss)	$(13,874)	$29,838	$(323,260)

Weighted average common shares outstanding
Basic	90,702	90,180	67,807
Diluted	90,702	90,540	67,807

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting changes	$(0.15)	$0.26	$(4.76)
Cumulative effect of accounting changes	—	0.07	(0.01)

Net income (loss)	$(0.15)	$0.33	$(4.77)

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting changes	$(0.15)	$0.26	$(4.76)
Cumulative effect of accounting changes	—	0.07	(0.01)

Net income (loss)	$(0.15)	$0.33	$(4.77)

Pro-forma amounts assuming the new amortization method is applied retroactively (see Note 3):

Basic earnings (loss) per share
Net income (loss)		$0.26	$(3.56)

Diluted earnings (loss) per share
Net income (loss)		$0.26	$(3.56)

The accompanying notes are an integral part of the consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

December 31,	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$80,260	$96,052
Restricted cash	2,685	2,650
Investments, at fair market value	55,668	13,150
Inventories	86,634	159,942
Accounts receivable	27,287	18,186
Deferred income taxes	5,313	6,247
Other current assets	11,064	7,428

Total current assets	268,911	303,655
Property, plant and equipment, net	445,199	434,924
Other noncurrent assets	7,347	6,139

Total assets	$721,457	$744,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,407	$15,029
Accrued payroll and benefits	17,801	13,395
Property, production and franchise taxes payable	9,542	9,183
Current portion of long-term debt and capital lease obligations	1,776	1,986
Portion of debt repayable upon liquidation of finished palladium in inventory	7,324	19,076
Fair value of derivative instruments	13,284	3,918
Accrued restructuring costs	—	577
Other current liabilities	4,953	3,027

Total current liabilities	69,087	66,191
Long-term debt and capital lease obligations	132,307	143,028
Fair value of derivative instruments	4,318	1,047
Deferred income taxes	5,313	6,247
Other noncurrent liabilities	16,888	15,476

Total liabilities	227,913	231,989

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 90,992,045 and 90,433,665 shares issued and outstanding	910	904
Paid-in capital	607,828	600,708
Accumulated deficit	(97,792)	(83,918)
Accumulated other comprehensive loss	(17,402)	(4,965)

Total stockholders’ equity	493,544	512,729

Total liabilities and stockholders’ equity	$721,457	$744,718

The accompanying notes are an integral part of the consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year ended December 31,	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13,874)	$29,838	$(323,260)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79,087	57,369	41,285
Lower of cost or market inventory adjustment	2,466	—	—
Deferred income taxes	—	—	(74,733)
Cumulative effect of change in accounting method	—	(6,035)	672
Restructuring costs (credits), net	(243)	—	(966)
Cash paid on accrued restructuring costs	(334)	(103)	(280)
Impairment of property, plant and equipment	—	—	390,295
Loss on disposal of property, plant and equipment	112	3,640	—
Stock issued under employee benefit plans	4,715	3,934	3,456
Amortization of debt issuance costs	624	4,857	3,069
Share based compensation	2,371	1,071	670

Changes in operating assets and liabilities:
Inventories	73,024	50,825	(2,728)
Accounts receivable	(9,101)	(14,409)	14,870
Accounts payable	(622)	5,248	(4,529)
Restricted cash	(35)	—	(400)
Other	2,944	605	(206)

NET CASH PROVIDED BY OPERATING ACTIVITIES	141,134	136,840	47,215

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(92,074)	(76,739)	(55,256)
Proceeds from disposal of property, plant and equipment	129	238	—
Purchases of investments	(98,419)	(40,650)	(18,775)
Proceeds from sales and maturities of investments	56,103	39,350	19,875

NET CASH USED IN INVESTING ACTIVITIES	(134,261)	(77,801)	(54,156)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of long-term debt	—	140,000	—
Payments on long-term debt and capital lease obligations	(22,683)	(137,544)	(59,191)
Issuance of common stock related to Norilsk Nickel transaction (1)	—	—	100,000
Stock issuance costs related to Norilsk Nickel transaction	—	—	(9,801)
Issuance of common stock, net of stock issue costs	40	2,734	175
Payments for debt issuance costs	(22)	(3,838)	(1,606)
Other	—	—	62

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(22,665)	1,352	29,639

CASH AND CASH EQUIVALENTS
Net increase (decrease)	(15,792)	60,391	22,698
Balance at beginning of year	96,052	35,661	12,963

BALANCE AT END OF YEAR	$80,260	$96,052	$35,661

(1) Non-cash financing activities
Fair value of common stock issued			$248,213
Inventory received in connection with the Norilsk Nickel transaction			(148,213)

Issuance of common stock related to Norilsk Nickel transaction			$100,000

The accompanying notes are an integral part of the consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

				Retained Earnings	Accumulated Other
	Shares	Common	Paid-in	(Accumulated	Comprehensive Income	Total Stockholders’
	Outstanding	Stock	Capital	Deficit)	(Loss)	Equity
BALANCE AT DECEMBER 31, 20012	43,587	$436	$350,679	$209,504	$(1,405)	$559,214
Net loss	—	—	—	(323,260)	—	(323,260)

Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	585	585
Common stock issued under employee benefit plans	769	8	3,448	—	—	3,456
Common stock issued under stock plans	45	—	175	—	—	175
Tax benefit from stock options exercised	—	—	63	—	—	63
Amortization of unearned restricted stock	—	—	670	—	—	670
Forfeiture of unearned restricted stock	(13)	—	—	—	—	—

Repurchase and retirement of common stock	(2)	—	(18)	—	—	(18)

Common stock issued in connection with Norilsk Nickel transaction (see Note 14)	45,463	455	237,957	—	—	238,412

BALANCE AT DECEMBER 31, 2003	89,849	$899	$592,974	$(113,756)	$(820)	$479,297

Net income	—	—	—	29,838	—	29,838

Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	(4,145)	(4,145)

Common stock issued under employee benefit plans	300	3	3,931	—	—	3,934
Common stock issued under stock plans	278	2	2,732	—	—	2,734

Restricted shares of common stock granted to officers and employees	7	—	—	—	—	—
Amortization of unearned restricted stock	—	—	1,071	—	—	1,071

BALANCE AT DECEMBER 31, 2004	90,434	$904	$600,708	$(83,918)	$(4,965)	$512,729

Net loss	—	—	—	(13,874)	—	(13,874)

Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	(12,639)	(12,639)

Change in fair market value of securities	—	—	—	—	202	202

Common stock issued under employee benefit plans	532	6	4,709	—	—	4,715
Stock option expense	—	—	404	—	—	404
Common stock issued under stock plans	11		40	—	—	40

Common stock issued under Directors” deferral plan	12	—	33	—	—	33

Restricted shares of common stock granted to officers and employees	3	—	—	—	—	—
Amortization of unearned restricted stock	—	—	1,934	—	—	1,934

BALANCE AT DECEMBER 31, 2005	90,992	$910	$607,828	$(97,792)	$(17,402)	$493,544

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
     The Company’s mining operations consist of the Stillwater Mine located on the J-M Reef in Nye, Montana, the East Boulder Mine, which commenced commercial production during 2002, located at the western end of the J-M Reef in Sweet Grass County, Montana and a smelter and refinery located in Columbus, Montana. The Company recycles catalyst material to recover PGMs at the smelter and refinery. The Company also sells the palladium received in the Norilsk Nickel transaction (See Note 14).
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
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
     The accompanying consolidated financial statements include the accounts of Stillwater Mining Company and its wholly owned subsidiary (collectively referred to as the “Company”). All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation in which depreciation and amortization and cost of metals sold for 2004 and 2003 have been adjusted to move the income effect of changes in inventoried depreciation and amortization from cost of metals sold to depreciation and amortization expense. At December 31, 2005, 2004 and 2003, $2.2 million, $2.2 million and $(0.6) million, respectively of depreciation and amortization was capitalized in inventory.
CASH AND CASH EQUIVALENTS
     Cash and cash equivalents consist of all cash balances and all highly liquid investments purchased with an original maturity of three months or less.
RESTRICTED CASH
     Restricted cash consists of cash equivalents which have been pledged as collateral on two letters of credit issued during 2005. The restrictions on the balances lapse upon expiration of the letters of credit, which currently have terms of less than one year.
INVESTMENTS
     Investment securities at December 31, 2005 consist of federal agency notes and commercial paper. All securities are deemed by management to be available for sale and are reported at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. (See Note 4).
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
     The 877,169 ounces of palladium received in connection with the Norilsk Nickel transaction were valued at $169 per ounce. The value was determined based on the market price of palladium of $179 per ounce on June 23, 2003 (the closing date of the transaction) less an estimated discount for disposal and marketing expenses. If the palladium price were to decline below $169 per ounce, the Company would be required to write down the unsold palladium to market with a charge to earnings. The Company had remaining in inventory, approximately 63,250 ounces of palladium received in the Norilsk Nickel transaction.

RECEIVABLES
     Accounts receivable and other receivable balances recorded in other current assets are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectibility of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions in the determination of an allowance amount. As of December 31, 2005 and 2004, the Company has determined that an allowance against its receivables was not necessary.
PROPERTY, PLANT AND EQUIPMENT
     Plant and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from three to seven years or, for capital leases, the term of the related leases if shorter. Maintenance and repairs are charged to cost of revenues as incurred.
     Capitalized mine development costs are capital expenditures incurred to increase existing production, develop new orebodies or develop mineral property substantially in advance of production. Capitalized mine development costs include a vertical shaft, multiple surface adits and underground infrastructure development including footwall laterals, ramps, rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. For 2005 and 2004, these expenditures are capitalized and amortized over the life of the mine or over a shorter mining period, depending on the period benefited by those expenditures, using a units-of-production method. The Company utilizes total proven and probable ore reserves, measured in tons, as the basis for determining the life of mine and uses the ore reserves in the immediate and relevant vicinity as the basis for determining the shorter mining period. Prior to 2004, the Company amortized all capitalized mine development costs over total proven and probable ore reserves at each mine. See Note 3 for discussion of the Company’s change in accounting method for the amortization of capitalized mine development costs.
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
LEASES
     The Company follows Statement of Financial Accounting Standard (SFAS) No. 13, Accounting for Leases. The Company evaluates the criteria as outlined in SFAS No. 13, paragraph 11, when classifying a lease as either capital or operating. All capital leases are depreciated either over the useful life of the asset or over the lease term in accordance with the criteria set forth in paragraph 11. (See Note 7).

ASSET IMPAIRMENT
     The Company follows Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long- Lived Assets. The Company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (considering current and historical prices, long-term sales contracts prices, price trends and related factors), production levels and capital and reclamation expenditures, all based on life of mine plans and projections. If the assets are impaired, a calculation of fair market value is performed, and if the fair market value is lower than the carrying value of the assets, the assets are reduced to their fair market value.
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
FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company’s non-derivative financial instruments consist primarily of cash equivalents, accounts receivable, investments, debt, and capital lease obligations. The carrying amounts of cash equivalents and accounts receivable approximate fair value due to their short maturities. The carrying amounts of investments approximate fair value based on market quotes. The carrying amounts of long-term debt approximate fair values as interest rates on these debt instruments are variable. At December 31, 2005 and 2004, based on rates available for similar types of leases, the fair values of capital lease obligations were not materially different from their carrying amounts.
REVENUE RECOGNITION
     Revenue is comprised of mine production revenue, recycling activity revenue and sales of palladium received in the Norilsk Nickel transaction and other revenue. Mine production revenue consists of the sales of palladium and platinum, including any realized hedging gains or losses, and are reduced by sales discounts associated with long-term sales contracts. PGM recycling revenue consists of the sales of recycled platinum, palladium and rhodium, including any realized hedging gains or losses. Sales of palladium received in the Norilsk Nickel transaction and other revenue consists of palladium sales under sales contracts related to palladium received in the Norilsk Nickel transaction during 2003 and PGM metals purchased and resold under these sales contracts.
     Pursuant to the guidance in Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred through an irrevocable transfer of metals to customers’ accounts or physical delivery of metals, the price is fixed or determinable, no obligations remain and collectibility is probable. Under the terms of sales contracts and purchase orders received from customers, the Company recognizes revenue when the product is in a refined and saleable form and title passes, which is typically when the product is transferred from the account of the Company to the account of the customer. Under certain of its sales agreements, the Company instructs a third party refiner to transfer metal from the Company’s account to the customer’s account; at this point, the Company’s account at the third party refinery is reduced and the purchaser’s account is increased by the number of ounces of metal sold. These transfers are irrevocable and the Company has no further responsibility for the delivery of the metals. Under other sales agreements, physical conveyance occurs by the Company arranging for shipment of metal from the third party refinery to the purchaser. In these cases, revenue is recognized at the point when title passes to the purchaser. Sales discounts are recognized when the related revenue is recorded. The Company classifies any cash sales discounts as a reduction in revenue.
HEDGING PROGRAM
     From time to time, the Company enters into derivative financial instruments, including fixed forwards, cashless put and call option collars and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue and to manage interest rate risk. The Company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which require that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge, and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. If an instrument is settled early, any gains or losses are immediately recognized as adjustments to the revenue recorded for the related hedged production.
Unrealized derivative gains and losses recorded in current and non-current assets and liabilities and amounts recorded in other comprehensive income are non-cash items and therefore are taken into account in the preparation of the consolidated statement of cash flows based on their respective balance sheet classifications.
As of December 31, 2005, the outstanding derivatives associated with commodity instruments are recorded at fair value and the unrealized loss of $17.6 million, net of tax, is reported as a component of accumulated other comprehensive income. As of December 31, 2005, there were no interest rate hedges outstanding (See Note 16).

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
RECLAMATION AND ENVIRONMENTAL COSTS
     The Company accounts for its obligations associated with the retirement of tangible long-term assets and the associated asset retirement costs in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2005 and 2004, for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized (See Note 13). Based on the Company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the Company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the Company could owe income taxes prospectively on the resulting higher taxable income.
STOCK-BASED COMPENSATION
     Effective January 1, 2005, the Company elected early adoption of Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share Based Payment (SFAS No. 123 (R)). SFAS No. 123 (R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and determined on a fair-value-based measurement method. The fair values for stock options and other stock-based compensation awards issued to employees are estimated at the date of grant using a Black-Scholes option pricing model. (See Note 12).
     Prior to 2005, the Company elected to account for stock options and other stock-based compensation awards using the intrinsic value method in accordance with APB Opinion No. 25. Accordingly, because stock options are granted at fair market value, no compensation expense has been recognized for stock options issued under the Company’s stock option plans. The Company records compensation expense for other stock-based compensation awards over the vesting periods. The Company had adopted the disclosure only provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. Had the Company accounted for its stock options under the fair value method of SFAS No. 123 in 2004 and 2003, the results would have been:

(in thousands)	2004	2003
Net income (loss), as reported	$29,838	$(323,260)
Add stock-based employee compensation expense included in reported net income (loss), net of tax	1,071	670
Deduct total stock-based employee compensation expense determined under fair-value based method for all rewards, net of tax	(1,787)	(1,836)

Pro forma net income (loss)	$29,122	$(324,426)

Earnings (loss) per share, as reported:
Basic	$0.33	$(4.77)

Diluted	$0.33	$(4.77)

Pro forma earnings (loss) per share:
Basic	$0.32	$(4.78)

Diluted	$0.32	$(4.78)

EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No adjustments were made to reported net income (loss) in the computation of earnings per share.
     The effect of outstanding stock options on diluted weighted average shares outstanding was 0; 132,426; and 0 shares for 2005, 2004, and 2003, respectively. Outstanding options to purchase 1,599,237 shares of common stock were excluded from the computation of diluted earnings per share for the year ended December 31, 2004 because the effect of inclusion would have been antidilutive for purposes of calculating earnings per share using the treasury stock method because the exercise price of the options was greater than the average market price of the common stock during the twelve-month period. All stock options were antidilutive in 2005 and 2003 because the Company reported a net loss and inclusion of any of these options would have reduced the net loss per share amounts.
     The effect of outstanding restricted stock was to increase diluted weighted average shares outstanding by 227,357 shares for 2004. There was no effect for 2005 and 2003.
COMPREHENSIVE INCOME
     Comprehensive income includes net income, as well as other changes in stockholders’ equity that result from transactions and events other than those with stockholders. The Company’s only significant elements of other comprehensive income are unrealized gains and losses on derivative financial instruments and available for sale securities.
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

NOTE 3
CHANGE IN AMORTIZATION METHOD FOR MINE DEVELOPMENT ASSETS
     The Company changed its accounting method for amortizing capitalized mine development costs in the fourth quarter of 2004. These mine development costs included the initial costs incurred to gain primary access to the ore reserves, plus the ongoing development costs of footwall laterals and ramps driven parallel to the reef that are used to access and provide support for the mining stopes in the reef.
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
     The change in accounting method has been applied retroactively to January 1, 2004. The effect of this change in accounting method included a cumulative effect adjustment benefit of $6.0 million. (See Note 19).
     Pro forma net income (loss) and earnings (loss) per share, shown on the Company’s consolidated statement of operations and comprehensive income (loss) for the years ended 2004 and 2003, have been adjusted for the effect of retroactive application, as if the newly adopted accounting method had been utilized in prior periods.
NOTE 4
INVESTMENTS
     The Company held $55.7 million and $13.2 million of available for sale marketable securities at December 31, 2005 and 2004, respectively. Investments held at December 31, 2005 consisted of federal agency notes and commercial paper. The investments held at December 31, 2004 consisted of auction-rate securities. There have been no realized gains or losses on these investments during 2005, 2004 or 2003.
     The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale investment securities by major security type and class of security at December 31, 2005 are as follows:

		Gross	Gross
		unrealized	unrealized	Fair
(in thousands)	Cost	gains	losses	market value
At December 31, 2005
Available for sale:
Federal agency notes	$37,719	$89	$—	$37,808
Commercial paper	17,747	113	—	17,860

	$55,466	$202	$—	$55,668

For December 31, 2004, the Company held auction-rate securities for which the fair market value approximated the carrying value with no unrealized gains or losses.

NOTE 5
INVENTORIES
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
During 2005, the Company reduced the aggregate inventory carrying value of certain of its in-process and finished goods inventories by $2.5 million to reflect costs in excess of market value. Additionally, the Company wrote off $1.8 million of consigned inventory.
Inventories at December 31 consisted of the following:

(in thousands)	2005	2004
Metals inventory
Raw ore	$2,206	$672
Concentrate and in-process	24,661	20,512
Finished goods	35,945	42,777
Palladium inventory from Norilsk Nickel transaction	10,694	84,835

	73,506	148,796
Materials and supplies	13,128	11,146

	$86,634	$159,942

NOTE 6
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31 consisted of the following:

(in thousands)	2005	2004
Machinery and equipment	$51,987	$40,224
Leased equipment	2,666	2,766
Buildings and structural components	142,438	142,115
Mine development	300,407	238,132
Land	7,721	7,721
Construction-in-progress:
Stillwater Mine	47,488	43,217
East Boulder Mine	33,334	20,095
Other construction-in-progress	554	460

	586,595	494,730
Less accumulated depreciation and amortization	(141,396)	(59,806)

	$445,199	$434,924

The Company’s capital expenditures for the years ended December 31, were as follows:

(in thousands)	2005	2004	2003
Stillwater Mine	$53,059	$47,052	$41,985
East Boulder Mine	38,041	25,095	13,037
Other construction-in-progress	1,005	4,712	565

Total capital expenditures	92,105	76,859	55,587
Acquired by capital lease transactions	(31)	(120)	(331)

Total cash paid for capital expenditures	$92,074	$76,739	$55,256

NOTE 7
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
CREDIT AGREEMENT
     On August 3, 2004, the Company entered into a new $180 million credit facility with a syndicate of financial institutions that replaced the Company’s previous $250 million credit facility. The new credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 325 basis points, or 7.69% at December 31, 2005) and a $40 million five-year revolving credit facility bearing interest when drawn at a variable rate plus a margin (LIBOR plus 225 basis points, or 6.69% at December 31, 2005) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility. Undrawn amounts under the letters of credit issued through this facility as of December 31, 2005, carry an annual fee of 2.375%. Both the margin on the revolving credit facility and the letter of credit fee adjust contractually based on the Company’s leverage ratio, as defined, which began after the first quarter of 2005. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced in August 2004.
     As of December 31, 2005, the Company has $109.4 million outstanding under the term loan facility. During 2004, the Company obtained a letter of credit in the amount of $7.5 million as surety for its long-term reclamation obligation at East Boulder Mine. During 2005, the Company obtained a letter of credit in the amount of $6.6 million used as collateral for the Company’s surety bonds, which reduces amounts available under the revolving credit facility to $25.9 million at December 31, 2005.
     The credit facility requires as prepayments 50% of the Company’s annual excess cash flow (as defined in the credit agreement), plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Such prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The Company’s term loan facility , as amended on January 31, 2006, allows the Company to choose between LIBOR loans of various maturities plus a spread of 2.25% or alternate base rate loans plus a spread of 1.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 7.25% at December 31, 2005. The alternate base rate applies only to that portion of the term loan facility in any period for which the Company has not elected to use LIBOR contracts. Substantially all the property and assets of the Company are pledged as security under the credit facility.
     In accordance with the terms of the new credit facility, the Company is required to utilize 25% of the net proceeds from sales of palladium received in the Norilsk Nickel transaction to prepay its term loan facility. The Company’s credit facility contains a provision that defers each prepayment related to the sales of palladium received in the Norilsk Nickel transaction until the accumulated amount due reaches a specified level. During 2005, the Company prepaid $20.8 million in connection with such sales and deferred $2.2 million as of December 31, 2005.
     As of December 31, 2005, $8.4 million of the Company’s long-term debt has been classified as a current liability representing that portion of the term loan facility expected to be prepaid under this arrangement during the next twelve months which includes the deferred prepayment amount.
     Covenants in the credit facility include restrictions on the Company’s ability to: (1) incur additional indebtedness; (2) pay dividends or redeem capital stock; (3) grant liens; (4) make investments, acquisitions, dispositions or enter into mergers; (5) enter into transactions with affiliates; (6) make capital expenditures; (7) refinance or prepay subordinated debt; (8) change the nature of the Company’s business or cease operations at the principal operating properties; and (9) enter into commodity hedging for volumes in excess of expected production. The Company is also subject to financial covenants including a debt to EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) ratio, a debt service coverage ratio and a minimum liquidity requirement.
     Events of default under the terms of the credit facility include: (1) a cross-default linked to other indebtedness of the Company; (2) any material modification to the life-of-mine plans, absent lender consent; (3) a change of control of the Company, subject to certain exceptions, and (4) any material breach by a counterparty to a material sales contract or any unapproved modification or termination of such a sales contract. The Company is in compliance with its covenants under the new credit facility at December 31, 2005.
     On January 31, 2006, the Company completed an amendment to the credit facility that reduces the interest rate spreads on the term loan by 100 basis points. A previous provision that required the Company to fix the interest rate on 50% of the outstanding term loan balance through December 31, 2007, if and when the underlying three-month LIBOR reached 4.50% was also amended, increasing the hedging threshold to 5.50%. Under the terms of the amendment, the Company would pay a 1% penalty on certain voluntary prepayment transactions that occur within one year of the effective date of the amendment.

     The following is a schedule by year of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility at December 31, 2005, without regard to the prepayments required to be offered from sales of palladium received the Norilsk Nickel transaction or out of excess cash flow:

Term facility (in
Year ended	thousands)
2006	1,111
2007	1,111
2008	1,111
2009	1,111
2010	105,003

Total	$109,447

EQUIPMENT LEASE AGREEMENTS
     The Company leases certain underground mining equipment under leasing agreements containing purchase options that can be exercised at the end of the original lease terms. The duration of these leases range from three to seven years. The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

Year ended December 31, (in thousands)
2006	626
2007	593
2008	519
2009	564
2010	15
Total minimum lease payments	2,317
Less amount representing interest	304

Present value of net minimum lease payments	2,013
Less current portion	501

Total long-term capital lease obligation	$1,512

EXEMPT FACILITY REVENUE BONDS
     During 2000, the Company completed a $30 million offering of Exempt Facility Revenue Bonds, Series 2000, through the State of Montana Board of Investments. The bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Mine. The bonds mature on July 1, 2020 and have a stated interest rate of 8.00% with interest paid semi-annually. The bonds have an effective interest rate of 8.57%. Net proceeds from the offering were $28.7 million. The balance outstanding at December 31, 2005 was $29.4 million, which is net of unamortized discount of $0.6 million. The balance outstanding at December 31, 2004 was $29.3 million, which is net of unamortized discount of $0.7 million.
SPECIAL INDUSTRIAL EDUCATION IMPACT REVENUE BONDS
     These bonds were issued by the Company in 1989 in three series to finance impact payments to local school districts. The bonds bear interest at varying rates between 6.5% and 7.8% and mature in increasing annual principal amounts through 2009. The balance outstanding at December 31, 2005 and 2004 was $0.6 million and $0.8 million, respectively, of which approximately $0.2 million was classified as current in each year. The bonds, which are collateralized by the Company’s real estate, are secured by guarantees from Chevron Corporation and Manville Corporation. Scheduled principal repayment during the years 2006 through 2008 are approximately $0.2 million in each year. Scheduled principal repayment in 2009 is approximately $0.1 million.

CASH PAID FOR INTEREST
     The Company made cash payments for interest of $10.7 million, $13.4 million and $16.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.
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
     The following summary sets forth the changes of the restructuring accrual during 2003, 2004 and 2005:

			Total
	Contract	Employee	Restructuring
(in thousands)	Terminations	Terminations	Accrual
Balance at December 31, 2002	$1,659	$267	$1,926
Cash paid	(13)	(267)	(280)
Accural adjustments	(966)	—	(966)

Balance at December 31, 2003	$680	$—	$680
Cash paid	(103)	—	(103)

Balance at December 31, 2004	$577	$—	$577
Cash paid	(334)	—	(334)
Accrual adjustments	(243)	—	(243)

Balance at December 31, 2005	$—	$—	$—

NOTE 9
ASSET RETIREMENT OBLIGATION
     The Company adopted SFAS No. 143 on January 1, 2003. Upon adoption, the Company increased its post-closure reclamation liability by approximately $1.9 million, increased the carrying value of its assets by approximately $1.2 million and recorded a cumulative effect adjustment to decrease income by $0.7 million ($0.4 million net of tax).
     During 2004, the Company recorded a $1.3 million net adjustment related to the Stillwater Mine. This adjustment consists of an increase of $2.0 million related to estimated additional reclamation costs, offset by a reduction of $0.7 million due to a change in the estimated mine life at Stillwater Mine.
     During 2004, the Company recorded a $0.9 million increase due to a revision of estimated cash flows related to East Boulder Mine. This was a result of a change in the estimated mine life at East Boulder Mine.
     The accrued reclamation liability, included in other noncurrent liabilities, was approximately $7.3 million, $6.8 million and $4.1 million, respectively at December 31, 2005, 2004 and 2003.
     At December 31, 2005, the Company had posted surety bonds with the State of Montana in the amount of $13.1 million, and had obtained a letter of credit of $7.5 million to satisfy the current $20.6 million of financial guarantee requirements determined by the regulatory agencies.

     The following summary sets forth the changes of the asset retirement obligations:

	Stillwater	East Boulder
(in thousands)	Mine	Mine	Total
Balance at January 1, 2003	$3,093	$681	$3,774
Accretion expense	280	62	342

Balance at December 31, 2003	$3,373	$743	$4,116
Liabilities incurred	1,987	—	1,987
Accretion expense	305	151	456
Revision of estimated cash flows	(689)	922	233

Balance at December 31, 2004	$4,976	$1,816	$6,792
Accretion expense	370	166	536

Balance at December 31, 2005	$5,346	$1,982	$7,328

NOTE 10
ASSET IMPAIRMENT
The Company recognized an impairment of its principal mining assets at December 31, 2003, and recorded a corresponding valuation adjustment of $390.3 million, reducing the carrying value of the properties to their fair market value, as required by SFAS No. 144. The impairment charge consisted of a $176.7 million reduction in asset value at the Stillwater Mine, a $178.0 million reduction at the East Boulder Mine, and a $35.6 million reduction at the Company’s processing and other facilities. As a result, at December 31, 2003, the carrying value of the Stillwater Mine was reduced to $228.6 million, East Boulder Mine to $150.0 million, and the processing and other facilities to $40.9 million. The independent appraiser, Behre Dolbear and Company, utilized conventional mine valuation techniques, including discounted cash flow analysis, for purposes of determining the fair market values.
In accordance with the methodology prescribed by SFAS No. 144, the Company has determined that the carrying value of the Company’s assets was not impaired at December 31, 2005 or December 31, 2004.
NOTE 11
EMPLOYEE BENEFIT PLANS
The Company has adopted two savings plans, which qualify under section 401(k) of the U.S. Internal Revenue Code, covering all non-bargaining and bargaining employees. Effective January 1, 2004, the Company amended the provisions of these plans. Under the amended provisions, employees may elect to contribute up to 60% of eligible compensation, subject to the Employee Retirement Income Security Act of 1974 (ERISA) limitations. The Company is required to make matching contributions equal to 100% of the employee’s contribution up to 6% of the employee’s compensation. Matching contributions can be paid with common stock of the Company. During 2005, 2004 and 2003, the Company issued 532,332; 300,286; and 769,222 shares of common stock, respectively, with a market value on the respective grant dates of approximately $4.7 million, $3.9 million and $3.4 million, respectively, to match employees’ contributions. There were no cash contributions made to the plans in 2005, 2004 or 2003.

NOTE 12
COMMON STOCK PLANS AND AGREEMENTS
STOCK PLANS
     The Company sponsors stock option plans that enable the Company to grant stock options or restricted stock to employees and non-employee directors. During 2004, the 1994 Incentive Plan was terminated. Authorized shares of common stock have been reserved for options that were issued prior to the expiration of the plan. In April 2004, stockholders approved the 2004 Equity Incentive Plan. As of December 31, 2005, there were approximately 7,801,000 shares of common stock authorized for issuance under the plans, including approximately 5,250,000, 1,400,000 and 1,151,000 authorized for the 2004 Equity Incentive Plan, the General Plan and the 1994 Incentive Plan, respectively. Options for approximately 5,278,000 and 2,523,000 shares were available and reserved for grant as of December 31, 2005, respectively.
     Awards granted under the plans may consist of incentive stock options (ISOs) or non-qualified stock options (NQSOs), stock appreciation rights (SARs), restricted stock or other stock-based awards, with the exception that non-employee directors may not be granted SARs and only employees of the Company may be granted ISOs.
     The plans are administered by the Compensation Committee of the Company’s Board of Directors, which determines the exercise price, exercise period, vesting period and all other terms. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. The Company received $40,087 in cash from the exercise of stock options in 2005.
     On April 29, 2004, 6,816 shares of restricted stock were granted to the non-management directors serving on the Company’s Board of Directors. These shares of restricted stock vested on October 29, 2004. On May 7, 2004, 348,170 shares of restricted stock were granted to certain members of management. These shares of restricted stock are scheduled to vest on May 7, 2007. The market value of the restricted stock totaled approximately $4.5 million and was recorded as a separate component of stockholder’s equity. During 2004, compensation related to 2004 restricted stock grants was $1.1 million.
     On May 3, 2005, 10,904 shares of restricted stock were granted to the non-management directors serving on the Company’s Board of Directors. These shares of restricted stock vested on November 2, 2005. On May 3, 2005, 225,346 shares of restricted stock were granted to certain members of management. These shares of restricted stock are scheduled to vest on May 2, 2008. The market value of the restricted stock totaled approximately $1.7 million on the grant dates. During 2005, compensation expense related to 2005 and 2004 restricted stock grants was $0.4 million and $1.5 million, respectively.
     On May 3, 2005, the Company’s Board of Directors implemented the Stillwater Mining Company Non-Employee Directors’ Deferral Plan, which allows non-employee directors to defer all or any portion of the compensation received as directors, in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). In accounting for this plan, the Company follows the provisions of APB Opinion No. 12, Omnibus Opinion – 1967 on accounting for deferred compensation plans other than post-retirement plans in conjunction with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested. Compensation expense related to the Non-Employee Directors’ Deferral Plan was $32,546 in 2005.
     The Company recognizes the compensation costs associated with its stock option grants based on their fair market value on the date of grant. The weighted average fair value of options granted during 2005 was $4.49, which was calculated using the Black-Scholes option-pricing formula. The compensation expense related to the fair value of stock options during 2005 was $404,364 and was recorded in general and administrative expenses.

     The fair value for options in 2005, 2004 and 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,	2005	2004	2003
Weighted average expected lives (years)	3.7	3.7	3.8
Interest rate	4.4%	2.8%	2.4%
Volatility	56%	64%	64%
Dividend yield	—	—	—

     Stock option activity for the years ended December 31, 2005, 2004, and 2003 is summarized as follows:

			Weighted-Average
		Weighted Average	Grant-Date Fair
	Shares	Exercise Price	Value
Options outstanding at December 31, 2002	2,551,445	$22.19
Options exercisable at December 31, 2002	1,896,833		–
2003 Activity
Options granted	253,325	5.08	$2.15
Options exercised	(44,963)	3.91	–
Options canceled/forfeited	(406,547)	23.48	–

Options outstanding at December 31, 2003	2,353,260	$20.48	–
Options exercisable at December 31, 2003	2,037,513
2004 Activity
Options granted	90,575	13.98	$6.62
Options exercised	(277,620)	9.95	–
Options canceled/forfeited	(434,277)	24.08	–

Options outstanding at December 31, 2004	1,731,938	$20.92	–
Options exercisable at December 31, 2004	1,521,204
2005 Activity
Options granted	68,800	9.73	$4.49
Options exercised	(11,429)	3.65	–
Options canceled/forfeited	(274,300)	22.72	–

Options outstanding at December 31, 2005	1,515,009	$20.22	–
Options exercisable at December 31, 2005	1,360,819
The total intrinsic value of stock options exercised during the years ended December 31, 205, 2004, and 2003 was $90,483, $364,954, and $254,342, respectively. At December 31, 2005, the total intrinsic value was $1,231,828 and $841,216 for stock options outstanding and exercisable, respectively.
The following table summarizes information for outstanding and exercisable options as of December 31, 2005:

		Options Outstanding		Options Exercisable
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price
$ 2.31 – $4.66	38,176	6.6	$2.74	20,533	$2.77
$ 4.67 – $9.33	178,992	7.7	$6.75	126,630	$6.40
$ 9.34 – $13.99	119,747	4.8	$12.29	74,818	$12.90
$14.00 – $18.65	340,670	3.4	$15.67	301,414	$15.81
$18.66 – $23.31	307,549	5.7	$19.37	307,549	$19.37
$23.32 – $27.98	204,550	3.1	$26.49	204,550	$26.49
$27.99 – $32.64	111,225	3.7	$30.41	111,225	$30.41
$32.65 – $37.30	119,375	4.7	$34.59	119,375	$34.59
$37.31 – $41.97	94,725	3.0	$38.20	94,725	$38.20

	1,515,009	4.6	$20.22	1,360,819	$21.39

Options granted, exercised and canceled/forfeited in 2004 and 2003 have been revised to exclude units of restricted stock. Weighted average exercise price and weighted average fair value of options granted have also been revised in 2004 and 2003 to exclude effect of units of restricted stock. Option activity in 2005 excludes effect of units of restricted stock.

A summary of the status of the Company’s nonvested options as of December 31, 2005, and changes during the year ended December 31, 2005, is presented below:

		Weighted-Average
Nonvested Options	Options	Grant-Date Fair Value
Nonvested options at January 1, 2005	210,734	$10.70
Options granted	68,800	9.73
Options vested	(110,115)	11.27
Options forfeited	(15,229)	10.30

Nonvested options at December 31, 2005	154,190	9.90

Total compensation cost related to nonvested stock options not yet recognized is $257,489, $85,246, and $16,144 for 2006, 2007, and 2008, respectively.
RIGHTS AGREEMENT
     In October 1995, the Board of Directors of the Company adopted a Rights Agreement under which Stillwater stockholders of record as of November 15, 1995, received a dividend in the form of Preferred Stock Purchase Rights (the “Rights”). The Rights permit the holder to purchase one one-thousandth of a share (a unit) of Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a purchase price of $53 per unit, subject to adjustment. All outstanding Rights may be redeemed by the Company at any time until such time as the Rights become exercisable. Until a Right is exercised, the holder thereof has no rights as a stockholder of the Company, including the right to vote or receive dividends. Subject to certain conditions, the Rights become exercisable ten business days after a person or group acquires or commences a tender or exchange offer to acquire a beneficial ownership of 15% or more of the Company’s outstanding common stock. The Company amended the Rights Agreement effective November 20, 2002, so that the Norilsk Nickel transaction would not cause the Rights to become exercisable. The Rights expired on October 26, 2005.
NOTE 13
INCOME TAXES
     The components of the provision (benefit) for income taxes are as follows:

Year ended December 31, (in thousands)	2005	2004	2003
Current federal	$—	$—	$—
Current state	13	3	—

Total current	13	3	—

Deferred federal	—	—	(60,620)
Deferred state	—	—	(14,583)

Total deferred	—	—	(75,203)

Total income tax provision (benefit)	13	3	(75,203)
Less: Income tax allocated to cumulative effect adjustment	—	—	264

Net income tax provision (benefit)	$13	$3	$(74,939)

     The components of the Company’s deferred tax liabilities (assets) are comprised of the following temporary differences and carryforwards:

December 31, (in thousands)	2005	2004
Mine development costs	$68,184	$57,647
Inventory	832	—

Total deferred tax liabilities	69,016	57,647

Noncurrent liabilities	(5,446)	(4,552)
Property and equipment	(19,323)	(23,132)
Current liabilities	(6,146)	(5,075)
Inventory	—	(1,172)
Net operating loss and other carryforwards	(105,776)	(86,043)

Total deferred tax assets	(136,691)	(119,974)
Valuation allowance	67,675	62,327

Net deferred tax assets	(69,016)	(57,647)

Net deferred tax liabilities	$—	$—

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company provided a valuation allowance in 2005 and 2004, to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of the net operating loss carry forwards (NOL’s) as management considers it more likely than not that the NOL’s will not be realized based upon projected future taxable income.
     A reconciliation from the federal income tax provision at the applicable statutory income tax rate to the effective rate is as follows:

Year ended December 31, (in thousands)	2005	2004	2003
Income (loss) before income taxes and cumulative effect of accounting change	$(13,861)	$23,806	$(397,791)

Income tax (benefit) or expense at statutory rate of 35%	$(4,851)	$8,332	$(139,227)
State income tax benefit, net of federal benefit	(608)	1,044	(17,453)
Adjustments to prior years’ tax provisions	(4)	(92)	(3,333)
Reduction of net operating losses resulting from ownership change	—	—	16,678
Change in valuation allowance	5,348	(7,977)	70,304
Other	128	(1,304)	(1,908)

Net income tax provision (benefit)	$13	$3	$(74,939)

     At December 31, 2005, the Company had approximately $285 million of regular tax net operating loss carryforwards expiring during 2009 through 2025. Usage of $189 million of these net operating losses is limited to approximately $9.5 million annually as a result of the change in control of the Company that occurred in connection with the Norilsk Nickel transaction in 2003 (See Note 14). Usage of net operating losses incurred after the change in control is not subject to this limitation.
     Cash payments for income taxes for the years ended December 31, 2005, 2004 and 2003, were approximately $13,000, $3,000 and zero, respectively.
NOTE 14
CAPITAL TRANSACTIONS
     On June 23, 2003, the Company and Norilsk Nickel, a Russian mining Company, completed a stock purchase transaction (the “Norilsk Nickel transaction”) whereby the Company issued 45,463,222 shares of its common stock to Norimet, a wholly-owned subsidiary of Norilsk Nickel, representing 50.8% of the Company’s then outstanding shares. The Company received consideration from Norimet consisting of $100.0 million in cash and 877,169 ounces of palladium valued at $148.2 million as of June 23, 2003. The aggregate value of the consideration was $248.2 million as of June 23, 2003. As contemplated by the stock purchase transaction on September 3, 2003, Norimet completed a cash tender offer at $7.50 per share to acquire 4,350,000 shares of the Company’s outstanding common stock. Following completion of the tender offer, Norimet owned 49,813,222 shares or 55.5% of the then outstanding common stock.

NOTE 15
SALES CONTRACTS
Mine Production:
     Palladium, platinum, rhodium and gold are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined PGMs of 99.95% purity in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product metals are sold at market prices to customers, brokers or outside refiners. These by-product sales are reflected as a reduction to cost of metals sold. During 2005, 2004 and 2003, total by-product (copper, nickel, gold and silver) sales were approximately $21.4 million, $15.8 million and $12.1 million, respectively, and were credited against production costs.
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

	PALLADIUM				PLATINUM
	Subject to		Subject to		Subject to		Subject to
	Floor Prices		Ceiling Prices		Floor Prices		Ceiling Prices
	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling
Year	Production	Price	Production	Price	Production	Price	Production	Price
2006	100%	$339	31%	$707	80%	$425	16%	$856
2007	100%	$339	16%	$975	70%	$425	14%	$850
2008	82%	$382	20%	$975	70%	$425	14%	$850
2009	80%	$380	20%	$975	70%	$425	14%	$850
2010	80%	$375	20%	$975	70%	$425	14%	$850
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
     The Company has historically entered into hedging agreements from time to time to manage the effect of price changes in palladium and platinum from mine production on the Company’s cash flow. Hedging activities consist of “fixed forwards” for future deliveries of specific quantities of PGMs at specific prices, the sale of call options and the purchase of put options and financially settled forwards. Gains or losses can occur as a result of hedging strategies. Hedging losses related to mine production of $8.0 million were realized in 2005; hedging losses related to mine production of $1.3 million were realized in 2004; and in 2003, no hedging gains or losses related to mine production were realized. The unrealized losses related to financially settled forwards for mine production was $17.6 and $4.8 million in 2005 and 2004, respectively. There were no unrealized gains or losses on financially settled forwards for mine production in 2003. All of these open transactions settle at various periods through June 2008 (See Note 16).
PGM Recycling
     During 2005 and 2004, the Company entered into fixed forwards and financially settled forwards relating to PGM recycling of catalysts materials. These transactions were accounted for as cash-flow hedges. These sales of metals from PGM recycled materials are sold forward at the time of receipt and delivered against the cash flow hedges when the ounces are recovered. All of these open transactions settle at various periods through March 2006 (See Note 16). No hedging gains or losses related to PGM recycling were recognized in 2005 compared to a $0.5 million hedging gain realized in 2004. The unrealized loss on these instruments related to PGM recycling due to changes in metal prices at December 31, 2005 and 2004 was $0.0 million and $0.2 million, respectively. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedge contract prices by a predetermined margin limit.
Palladium acquired in connection with Norilsk Nickel transaction:
     The Company entered into sales agreements during the first quarter of 2004, to sell the palladium received in the Norilsk Nickel transaction . Under these agreements, the Company sells approximately 36,500 ounces of palladium per month, ending in the first quarter of 2006, at a slight volume discount to market price. Additionally, under one of these agreements, the Company sells 3,250 ounces of platinum and 1,900 ounces of rhodium per month, also at a slight discount to market price.

NOTE 16
DERIVATIVE INSTRUMENTS
Commodity Derivatives
     The Company enters into fixed forwards and financially settled forwards that are accounted for as cash-flow hedges to hedge the price risk in its recycling activities and mine production. In the fixed forward transactions, metals in the recycled material are sold forward at the time of receipt and delivered against the fixed forward contracts when the ounces are recovered. Financially settled forwards may be used as a mechanism to hedge against fluctuations in metal prices associated with future production. Under financially settled forwards, at each settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. The Company’s financially settled forwards are settled in cash at maturity.
     As of December 31, 2005, the Company was party to financially settled forward agreements covering approximately 60% of its anticipated platinum sales out of mine production from January 2006 through June 2008. These transactions are designed to hedge a total of 188,400 ounces of platinum sales from mine production for the next thirty months at an overall average price of approximately $882 per ounce.
     Until these contracts mature, any net change in the value of the hedging instrument is reflected in stockholders’ equity in accumulated other comprehensive income (loss) (AOCI). A net unrealized loss of $17.6 million on hedging instruments existing at December 31, 2005, is reflected in AOCI. When these instruments are settled, any remaining gain or loss on the cash flow hedges will be offset by gains or losses on the future metal sales and will be recognized at that time in operating income. As of December 31, 2005, the unrealized loss for hedges that mature in 2006 was $13.3 million. All commodity instruments outstanding at December 31, 2005, are expected to be settled within the next thirty months.
     A summary of the Company’s derivative financial instruments as of December 31, 2005, is as follows:
Mine Production:
Financially Settled Forwards

	Platinum	Average
	Ounces	Price	Index
First Quarter 2006	24,900	$820	Monthly London PM Average
Second Quarter 2006	25,500	$823	Monthly London PM Average
Third Quarter 2006	26,500	$838	Monthly London PM Average
Fourth Quarter 2006	26,500	$887	Monthly London PM Average
First Quarter 2007	24,000	$893	Monthly London PM Average
Second Quarter 2007	20,000	$925	Monthly London PM Average
Third Quarter 2007	19,500	$947	Monthly London PM Average
Fourth Quarter 2007	15,500	$985	Monthly London PM Average
First Quarter 2008	3,000	$893	Monthly London PM Average
Second Quarter 2008	3,000	$909	Monthly London PM Average
Catalyst Recycling:
Fixed Forwards

	Platinum		Palladium		Rhodium
	Ounces	Price	Ounces	Price	Ounces	Price

First Quarter 2006	13,960	$962	6,410	$263	1,988	$2,972
Interest Rate Derivatives
     The Company entered into two identical interest rate swap agreements fixing the interest rate on $100.0 million of the Company’s debt, which were effective March 4, 2002, and matured on March 4, 2004. No interest rate swap agreements were entered into in 2005. During 2004 and 2003, hedging losses of $0.4 million and $2.4 million, respectively, were recognized as additional interest expense.

     During 2005, the Company entered into fixed forwards and financially settled forwards that were accounted for as cash-flow hedges. These transactions settle at various periods through June 2008. The unrealized loss on these instruments due to changes in metal prices at December 31, 2005, was $17.6 million. The following summary sets forth the changes in AOCI during 2003, 2004 and 2005:

			Total
			Derivative
	Commodity	Interest Rate	Financial
(in thousands)	Instruments	Swaps	Instruments

Balance at December 31, 2002	$—	$(2,318)	$(2,318)
Reclassification to earnings	—	2,425	2,425
Change in fair value	(910)	(550)	(1,460)

Balance at December 31, 2003	$(910)	$(443)	$(1,353)
Reclassification to earnings	844	443	1,287
Change in fair value	(4,899)	—	(4,899)

Balance at December 31, 2004	$(4,965)	$—	$(4,965)
Reclassification to earnings	8,021	—	8,021
Change in fair value of derivatives	(20,660)	—	(20,660)

Balance at December 31, 2005	$(17,604)	$—	$(17,604)

NOTE 17
SEGMENT INFORMATION
     The Company operates two reportable business segments: Mine Production and Recycling Activities. These segments are managed separately based on fundamental differences in their operations. During 2003, the Company entered into a long-term metal sourcing agreement which substantially increased revenues and cost of revenues from recycling activities in 2004. Due to the increase in revenues and a change in management’s view of these activities during 2004, recycling activities met the quantitative and qualitative thresholds for a reportable segment.
     The Mine Production segment consists of two business components: Stillwater Mine and East Boulder Mine. The Mine Production segment is engaged in the development, extraction, processing and refining of PGMs. The Company sells PGMs from mine production under long-term sales contracts, through derivative financial instruments and in open PGM markets. The Stillwater Mine and East Boulder Mine have been aggregated, as both have similar products, processes, customers, distributions methods and economic characteristics. The Company allocates costs of the Smelter and Refinery to the Mine Production segment and to the Recycling segment for internal reporting purposes.
     The Recycling activities segment is engaged in the recycling of secondary materials, primarily catalysts, for recovering PGMs. The Company primarily sells these PGMs through derivative financial instruments.
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

     The Company evaluates performance and allocates resources based on income or loss before income taxes and cumulative effect of accounting changes. The following detail the financial information relating to the Company’s segments:

	Mine	Recycling	All
(in thousands)	Production	Activities	Other	Total

Year ended December 31, 2005
Revenues	$264,206	$90,695	$152,561	$507,462
Depreciation and amortization	$79,032	$55	$—	$79,087
Interest income	—	$1,221	$4,007	$5,228
Interest expense	—	$—	$11,733	$11,733
Income (loss) before income taxes and cumulative effect of accounting change	$(5,109)	$6,339	$(15,091)	$(13,861)
Capital expenditures	$92,076	$29	$—	$92,105
Total assets	$488,508	$27,446	$205,503	$721,457

Year ended December 31, 2004

Revenues	$266,684	$76,388	$104,455	$447,527
Depreciation and amortization	$57,321	$48	$—	$57,369
Interest income	$—	$1,082	$1,136	$2,218
Interest expense	$—	$—	$17,892	$17,892
Income (loss) before income taxes and cumulative effect of accounting change	$32,152	$6,096	$(14,442)	$23,806
Capital expenditures	$75,962	$272	$505	$76,739
Total assets	$479,014	$18,638	$247,066	$744,718

Year ended December 31, 2003

Revenues	$240,406	$8,866	$6,551	$255,823
Depreciation and amortization	$41,285	$71	$—	$41,356
Interest income	$—	$74	$426	$500
Interest expense	$—	$—	$17,595	$17,595
Income (loss) before income taxes and cumulative effect of accounting change	$(364,549)	$881	$(34,123)	$(397,791)
Capital expenditures	$55,166	$—	$90	$55,256
Total assets	$454,256	$10,649	$225,683	$690,588
NOTE 18
COMMITMENTS AND CONTINGENCIES
     The Company believes that the likelihood that a material loss will occur in connection with the following claims and contingencies is remote. The Company manages risk through insurance coverage, credit monitoring and diversification of suppliers and customers.
REFINING AGREEMENTS
     The Company has contracted with two entities to refine its filter cake production. Even though there are a limited number of PGM refiners, the Company believes that it is not economically dependent upon any one refiner.
PURCHASE COMMITMENT
     During 2003, the Company entered into a long-term metal sourcing agreement with PowerMount Incorporated of Somerset Kentucky under which it must purchase spent catalysts delivered to the Company at prices based on market prices. The Company can terminate this agreement upon ninety days’ notice.

OPERATING LEASES
     The Company has operating leases for equipment and office space. Rental expense amounted to approximately $3.6 million, $4.8 million, and $4.6 million in 2005, 2004, and 2003, respectively.
     Future minimum lease payments for non-cancelable operating leases with terms in excess of one year are as follows:

Minimum Lease
Year ended (in thousands)	Payment
2006	554
2007	456
2008	429
2009	160
2010	160
2011 and thereafter	642

Total	$2,401

SIGNIFICANT CUSTOMERS
     Sales to significant customers as a percentage of total revenues for the years ended December 31 were as follows:

	2005	2004	2003
Customer A	38%	43%	65%
Customer B	20%	*	23%
Customer C	20%	15%	*
Customer D	*	15%	*

	78%	73%	88%

*	Represents less than 10% of total revenues
LABOR UNION CONTRACTS
     As of December 31, 2005, the Company had approximately 54% and 23% of its labor force covered by collective bargaining agreements expiring on June 30, 2007 and June 30, 2008, respectively.
LEGAL PROCEEDINGS
     The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
REGULATIONS AND COMPLIANCE
     On January 20, 2006, new federal regulations were scheduled to take effect that would tighten the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners. Appropriate measurement methods and emission control standards do not yet exist that would ensure compliance in the Company’s mining environment with this new standard. The Company is aggressively exploring existing technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with its regulators and various other companies in the mining industry to share best practices and consider compliance alternatives. On September 7, 2005, Mine Safety and Health Administration (MSHA) published in the Federal Register a proposed rule that would revise the effective date for implementing the total carbon DPM final concentration limit, phasing it in over an additional five years. To allow sufficient time for public comment on the proposed rule, on September 15, 2005, MSHA extended the January 20, 2006, implementation date in the existing rule to May 20, 2006. The Company does not expect to be in compliance with the DPM limit under the currently existing rule at May 20, 2006. While the Company believes that the proposed 5-year phase-in rule is likely to be adopted in some form, until it is adopted there can be no assurance that after May 20, 2006, the Company will not be held in violation of the DPM standard and be subject to an MSHA enforcement action. MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated.

NOTE 19
QUARTERLY DATA (UNAUDITED)
     Quarterly earnings data for the years ended December 31, 2005 and 2004 were as follows:

(in thousands, except per share data)	2005 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$127,404	$125,410	$119,118	$133,676
Depreciation and amortization	$17,469	$21,835	$20,253	$19,530
Operating income	$580	$1,083	$(7,338)	$(1,681)
Income (loss) before cumulative effect of accounting change	$(1,211)	$(615)	$(9,114)	$(2,935)
Cumulative effect of accounting change, net	$—	$—	$—	$—
Net income (loss)	$(1,211)	$(615)	$(9,114)	$(2,935)
Comprehensive income (loss)	$261	$(2,218)	$(9,180)	$(1,300)
Basic earnings per share (loss)	$(0.01)	$(0.01)	$(0.10)	$(0.03)
Diluted earnings per share (loss)	$(0.01)	$(0.01)	$(0.10)	$(0.03)

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
As revised for change in accounting method: (1)
Revenue	$100,693	$84,207	$144,565	$118,062
Depreciation and amortization (2)	$14,776	$8,947	$19,679	$13,967
Operating income (loss)	$11,446	$16,508	$6,446	$5,080
Loss before cumulative effect of accounting change	$7,830	$13,534	$(944)	$3,383
Cumulative effect of accounting change, net	$6,035	$—	$—	$—
Net loss	$13,865	$13,534	$(944)	$3,383
Comprehensive loss	$13,382	$16,931	$(6,047)	$1,427
Basic loss per share	$0.15	$0.15	$(0.01)	$0.04
Diluted loss per share	$0.15	$0.15	$(0.01)	$0.04

(1)	During the fourth quarter of 2004, the Company changed its accounting method for amortizing capitalized mine development costs. (See Note 3). The quarterly earnings data for 2004 have been revised to give retroactive effect to the change in accounting method as of January 1, 2004.

(2)	2004 depreciation and amortization have been restated to conform with current year presentation.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not Applicable.
ITEM 9A
CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2005. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005, due to the material weaknesses in internal control over financial reporting described below (Item 9A(b)).
(b) Management’s Report on Internal Control Over Financial Reporting
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness is a control deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified in conjunction with management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005:
•	The Company did not maintain effective company-level controls over financial reporting. Specifically, the following deficiencies were identified:
•	Inadequately trained personnel. The Company did not maintain sufficient adequately trained personnel in accounting and other functions critical to financial reporting with sufficient technical expertise to adequately review and resolve complex technical accounting matters;

•	Inadequate controls over the application of new accounting pronouncements. The Company did not have effective policies and procedures in place to determine and document the appropriate application of new significant accounting principles within its financial reporting process; and

•	Inadequate communication among departments. The Company did not have an effective process in place to ensure that all relevant contractual and sales information was communicated in a timely manner among the sales and accounting functions.

In the preliminary financial statements, these deficiencies resulted in material accounting errors, misclassifications, and insufficient disclosures to the Company’s consolidated financial statements as of and for the year ended December 31, 2005 and contributed to the development of other material weaknesses described below.
•	Inadequate financial statement preparation and review procedures. The Company’s policies and procedures relating to the financial reporting process did not ensure that accurate and reliable annual consolidated financial statements were prepared and reviewed in a timely manner. Specifically, the Company had insufficient review and supervision within the accounting and finance departments and preparation and review procedures for footnote disclosures accompanying the Company’s financial statements. These deficiencies resulted in material accounting errors, misclassifications, and insufficient disclosures in the Company’s preliminary consolidated financial statements as of and for the year ended December 31, 2005.

•	Inadequate controls over consigned inventory at a third-party location. The Company did not have adequate controls over the accounting for and safeguarding of metal inventory at a third-party location to ensure that the amounts reflected in the general ledger represented actual offsite consigned inventory amounts. Specifically, the Company had not designed and implemented procedures requiring its personnel to (i) regularly confirm amounts of consigned inventory on hand at the outside location; (ii) reconcile the amounts of consigned inventory to the general ledger on a monthly basis; and (iii) periodically perform a physical observation of the consigned inventory. These deficiencies resulted in material misstatements of consigned inventory and cost of metals sold in the preliminary consolidated financial statements.

•	Inadequate controls over invoicing of by-product sales. The Company lacked adequate controls to ensure that sales of by-products were properly reflected in the general ledger. Specifically, the Company had not designed or implemented procedures related to by-products requiring personnel to (i) invoice sales in a timely manner; (ii) reconcile sales to the general ledger; (iii) match cash receipts to amounts invoiced; and (iv) verify and monitor aging of receivables. These deficiencies resulted in a more than remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected.
     Because of the material weaknesses described above, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was not effective.
     The Company’s independent registered public accounting firm has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears in Item 8 of this Form 10-K.
(c) Changes in Internal Control Over Financial Reporting
     There have not been any changes, other than those discussed in the following paragraph, in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     During the fourth quarter of 2005, in response to recommendations from the Company’s internal auditor and in order to address certain deficiencies in internal controls over financial reporting and strengthen management’s ability to monitor certain asset and liability accounts, the Company modified several of its account reconciliation processes. The deficiencies addressed by these changes were distinct from those identified during year end testing that remained unremedied at December 31, 2005.
     (d) Remediation Efforts pertaining to Deficiencies noted in Management’s Report on Internal Control Over Financial Reporting
Subsequent to December 31, 2005, the Company has implemented and is implementing certain additional and revised internal control policies and procedures to resolve the material weaknesses described in Item 9A(b) above. The Company’s management, Audit Committee and Board of Directors are fully committed to implementing all policies and procedures necessary to assure effective internal control over financial reporting. The Company’s internal auditors review the design and operating effectiveness of the Company’s financial and other controls on a continuous basis, using a risk-based program that is reviewed and approved annually by the Audit Committee. All testing and remediation efforts will remain subject to the oversight of the Audit Committee with the involvement of the Company’s independent registered public accounting firm and other professional firms.

The following outlines the significant changes to internal control over financial reporting that the Company has implemented or is in the process of implementing in response to the material weaknesses as of December 31, 2005:
•	Increased sufficiency and training of personnel
✓	In January 2006, the Company appointed a new Corporate Controller.

✓	The Company has created new accounting and contract administration positions and is filling positions currently vacant in order to reduce individual workload and strengthen financial oversight.

✓	The Company is strengthening its training and orientation efforts within the finance function.
•	Application of accounting new pronouncements
✓	The Company has expanded its process for developing, documenting and reviewing accounting procedures for new accounting pronouncements.
•	Communication among departments
✓	Accounting and metals reconciliations have been implemented and new management reports provided.

✓	The accounting department is assuming certain metals functions previously performed by other staff.

✓	A new contract administrator position has been established.

✓	The Corporate Controller will review all new and amended sales agreements as part of the standard due diligence on new agreements.

✓	Other non-standard transactions also will be routed through the Corporate Controller.
•	Financial statement preparation and review procedures
✓	The Company has created new accounting positions and is filling positions currently vacant in order to reduce individual workload and strengthen financial oversight.

✓	The Company has expanded its supporting workpapers for the consolidated financial statements.
•	Controls over consigned inventory at a third-party location
✓	Processes for approving and tracking metal consignments have been formalized.

✓	A new contract administrator position has been established to oversee contract provisions.

✓	A metals inventory reconciliation has been implemented, and new management reports are being provided.
•	Controls over invoicing of by-product sales
✓	A new metals administrator position has been created to track all products and by-products.

✓	The process over follow-up on delinquent collections has been formalized for by-product accounts receivable.

ITEM 9B
Other Information
Not Applicable
PART III
ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     With regard to directors, reference is made to the information set forth under the caption “Nominees for Election” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
     Set forth below is certain information concerning the individuals who were executive officers of the Company as of December 31, 2005.

Name	Age	Position
Francis R. McAllister	63	Chairman of the Board and Chief Executive Officer
Stephen A. Lang	50	Executive Vice President and Chief Operating Officer
John R. Stark	53	Vice President, Human Resources, Secretary and Corporate Counsel
Terrell I. Ackerman	52	Vice President, Planning and Process Operations
Gregory A. Wing	56	Vice President, and Chief Financial Officer
     The following are brief biographies of the Company’s executive officers and directors:
EXECUTIVE OFFICERS
     Francis R. McAllister (age 63) was appointed Chairman of the Board and Chief Executive Officer of the Company effective February 12, 2001. Mr. McAllister was appointed a Director of the Company on January 9, 2001. Prior to his appointment to the Board, Mr. McAllister served with ASARCO Incorporated from 1966 to 1999, most recently as Chairman and Chief Executive Officer in 1999, as Chief Operating Officer from 1998 to 1999, as Executive Vice President — Copper Operations from 1993 to 1998, as Chief Financial Officer from 1982 to 1993 and in various professional and management positions from 1966 to 1982. He currently serves on the Board of Directors of Cleveland Cliffs, Incorporated, an iron ore mining Company. Mr. McAllister received his MBA from New York University, his Bachelor of Science — Finance from the University of Utah, and attended the Advanced Management Program at Harvard Business School.
     Stephen A. Lang (age 50) became the Company’s Executive Vice President and Chief Operating Officer effective September 2, 2003. Mr. Lang was employed with Barrick Gold Corporation from 2001 to 2003 as Vice President and General Manager of Barrick Gold’s Goldstrike/ Meikle operation. Prior to joining Barrick Gold, Mr. Lang served as Vice President of Engineering and Project Development of Rio Algom, Limited in Santiago, Chile from 1999 to 2001. From 1996 to 1999, Mr. Lang served as Vice President and General Manager of Kinross Gold Corporation/ Amax Gold Corporation’s Fort Knox Mine in Fairbanks, Alaska. From 1981 to 1996, he held various positions with Santa Fe Pacific Gold Minerals Corporation, including General Manager of the Twin Creeks Mine in Golconda, Nevada. Mr. Lang earned a Bachelors of Science in Mining Engineering from the University of Missouri-Rolla and a Masters Degree in Mining Engineering from the University of Missouri-Rolla.
     John R. Stark (age 53) was appointed Vice President, Human Resources on September 21, 1999, and was subsequently appointed Secretary and Corporate Counsel on May 29, 2001 and July 17, 2001, respectively. Mr. Stark has a varied background in corporate administration and human resources. He was previously with Molycorp, Inc. in 1996 as Manager of Sales and Administration; Western Mobile, Inc., an international construction material supplier, from 1992 to 1996; and with AMAX Inc. for 13 years until 1992. Mr. Stark received his Juris Doctor degree from the University of Denver School of Law and holds a Bachelor of Arts degree in economics from the University of Montana.
     Terrell I. Ackerman (age 52) is currently Vice President, Planning and Process Operations. Mr. Ackerman joined the Company in March 2000 as Director of Corporate Planning after 2 years as an independent consultant. During 1998 and 1999 Mr. Ackerman conducted feasibility studies, operational and mine planning reviews for various underground operations. Prior to this time, Mr. Ackerman was VP and General Manager of BHP Copper’s San Manuel Operation in Arizona. Mr. Ackerman held increasing roles of accountability for Magma Copper Company starting as an underground engineer in training in 1976. Mr. Ackerman received a Bachelor of Science degree in Mine Engineering from the University of Idaho College of Mines.

     Gregory A. Wing (age 56) became the Company’s Vice President and Chief Financial Officer effective March 22, 2004. Previously, Mr. Wing served as the Vice President and Chief Financial Officer of Black Beauty Coal Company from 1995 through 2003. Prior to joining Black Beauty, Mr. Wing was with The Pittsburg and Midway Coal Mining Company, a subsidiary of Chevron Corporation, as Manager of Financial Planning and Analysis. From 1986 to 1989, he was employed by Chevron Corporation as Senior Analyst in Corporation Planning, and from 1980 to 1986, he was with Arabian American Oil Company in Dhahran, Saudi Arabia. Mr. Wing received a Bachelor of Arts in Physics and an M.B.A in Accounting and Finance, both from the University of California at Berkeley
     For information concerning the Company’s executive officers, reference is made to the information set forth under the caption “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
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
Code of Ethics
     The Company’s code of ethics requires honest and ethical conduct; avoidance of conflicts of interest; compliance with applicable governmental laws, rules and regulations; full, fair, accurate, timely, and understandable disclosure in reports and documents filed with the SEC and in other public communications made; and accountability for adherence to the code. The code of Ethics can be accessed via the Company’s internet website at http://www.stillwatermining.com. Printed copies will be provided upon request.
Corporate Governance
     The Company’s corporate governance principles, corporate governance and nominating committee charter, compensation committee charter and audit committee charter can be accessed via the Company’s internet website at http://www.stillwatermining.com
NYSE CEO Certification
     Pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, the Company’s chief executive officer submitted a certification, dated May 4, 2005, that to his knowledge, as of such date, the Company was not in violation of any NYSE listing standards.
ITEM 11
EXECUTIVE COMPENSATION
     Reference is made to the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
     Reference is made to the information set forth under the caption “Security Ownership of Principal Stockholders and Management” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Reference is made to the information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
ITEM 14
PRINCIPAL ACCOUNTING FEES AND SERVICES
     Reference is made to the information set forth under the caption “Principal Accounting Fees and Services” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
PART IV
ITEM 15
EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
(a) Documents filed as part of this Form 10-K
     1. Financial Statements and Supplementary Data
     2. Financial Statement Schedules (not applicable)
(b) See Exhibit Index below
(c)	Not applicable

EXHIBITS

Number	Description
2.1	Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the “1994 S-1”)).

3.1	Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

3.2	Amended and Restated By-Laws of Stillwater Mining Company, (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on December 29, 2004).

4.1	Form of Indenture, dated April 29, 1996, between Stillwater Mining Company and Colorado National Bank with respect to the Company’s 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated April 29, 1996).

4.2	Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

4.3	Amendment No. 1, dated as of November 20, 2002, to the Rights Agreement between Stillwater Mining Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated November 21, 2002).

10.2	Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

10.3	Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.4	Palladium Sales Agreement, made as of August 13, 1998, among Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated July 21, 1998).

10.5	Palladium and Platinum Sales Agreement, made as of August 17, 1998, among Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated July 21, 1998).

10.6	Palladium and Platinum Sales Agreement, made as of August 27, 1998, among Stillwater Mining Company and Mitsubishi Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.4 to the Form 8-K, dated July 21, 1998).

10.7	Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.8	Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001 (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2001).

10.9	First Amendment Agreement to Palladium Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.10	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 27, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.11	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.12	Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.13	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.24 of the Registrant’s 2001 10-K).

Number	Description
10.14	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company, Mitsubishi Corporation and Mitsubishi International Corporation, dated April 1, 2001 (incorporated by reference to Exhibit 10.2 to the Form 10-Q, for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.15	Second Amendment Agreement to Palladium, Platinum and Rhodium Sales Agreement between Stillwater Mining Company and Mitsubishi International Corporation, dated November 30, 2001(incorporated by reference to Exhibit 10.26 of the Registrant’s 2001 10-K).

10.16	Third Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 13, 2002 (incorporated by reference to Exhibit 10.33 of the Registrant’s 2002 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.17	Employment Agreement between Terrell I. Ackerman and Stillwater Mining Company dated May 8, 2002 (incorporated by reference to Exhibit 10.34 of the Registrant’s 2002 10-K).

10.18	Amended and Restated General Employee Stock Plan, dated October 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.19	Employment Agreement between Stephen A. Lang and Stillwater Mining Company dated September 1, 2003 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.20	Stock Purchase Agreement between Stillwater Mining Company and MMC Norilsk Nickel and Norimet Ltd. dated June 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 8-K, dated June 23, 2003).

10.21	Registration Rights Agreement, Stillwater Mining Company and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated June 23, 2003).

10.22	Palladium Sales Agreement, made as of February 1, 2004, among Stillwater Mining Company and Mitsubishi Corporation (incorporated by reference to Exhibit 10.38 to the Form 10-K filed on March 15, 2004(portions of this agreement have been omitted pursuant to a confidential treatment request).

10.23	Palladium Sales Agreement, made as of March 3, 2004, among Stillwater Mining Company and Engelhard Corporation (incorporated by reference to Exhibit 10.39 to the Form 10-K filed on March 15, 2004(portions of this agreement have been omitted pursuant to a confidential treatment request).

10.24	Employment Agreement between Gregory A. Wing and Stillwater Mining Company dated as of March 22, 2004 (incorporated by reference to Exhibit 10.40 to the Form 10-K filed on March 15, 2004).

10.25	Articles of Agreement between Stillwater Mining Company (East Boulder) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 2002 (incorporated by reference to Exhibit 10.41 to the Form 10-K filed on March 15, 2004).

10.26	Amendment No. 1 to Stockholders Agreement, dated as of March 19, 2004, made by and among Stillwater Mining Company and MMC Norilsk Nickel (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on May 7, 2004).

10.28	Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 19, 2004 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 5, 2004).

10.29	Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 5, 2004).

10.30	Fourth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated February 20, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.31	Fifth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated May 4, 2004 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.33	Contract between Stillwater Mining Company and USW International Union, Local 1, East Boulder Unit,, effective July 10, 2005 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 8, 2005).

10.34	409A Nonqualified Deferred Compensation Plan, (filed herewith).

Number	Description
10.35	2004 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 29, 2004).

10.36	409A Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K dated May 9, 2005).

10.37	Amendment No. 1 to Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd., dated January 31, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 3, 2006).

18.1	Preferability letter from KPMG LLP dated March 30, 2005 (incorporated by reference to Exhibit 18.1 to the Form 10-K filed on March, 31, 2005).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc. (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, (filed herewith).

32.1	Section 1350 Certification, (filed herewith).

32.2	Section 1350 Certification, (filed herewith).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STILLWATER MINING COMPANY (“Registrant”)
Dated: March 16, 2006	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.

Signature and Title	Date
/s/ Francis R. McAllister	March 16, 2006
Francis R. McAllister
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Gregory A. Wing	March 16, 2006
Gregory A. Wing
Vice President and Chief Financial Officer
(Principal Accounting Officer)

/s/ Craig L. Fuller	March 16, 2006
Craig L. Fuller, Director

/s/ Patrick M. James	March 16, 2006
Patrick M. James, Director

/s/ Steven S. Lucas	March 16, 2006
Steven S. Lucas, Director

/s/ Joseph P. Mazurek	March 16, 2006
Joseph P. Mazurek, Director

/s/ Sheryl K. Pressler	March 16, 2006
Sheryl K. Pressler, Director

/s/ Donald W. Riegle Jr.	March 16, 2006
Donald W. Riegle Jr., Director

/s/ Todd D. Schafer	March 16, 2006
Todd D. Schafer, Director

/s/ Jack E. Thompson	March 16, 2006
Jack E. Thompson, Director

EXHIBITS INDEX

Number	Description
2.1	Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the “1994 S-1”)).

3.1	Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

3.2	Amended and Restated By-Laws of Stillwater Mining Company, (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on December 29, 2004).

4.1	Form of Indenture, dated April 29, 1996, between Stillwater Mining Company and Colorado National Bank with respect to the Company’s 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated April 29, 1996).

4.2	Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

4.3	Amendment No. 1, dated as of November 20, 2002, to the Rights Agreement between Stillwater Mining Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated November 21, 2002).

10.2	Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

10.3	Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.4	Palladium Sales Agreement, made as of August 13, 1998, among Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated July 21, 1998).

10.5	Palladium and Platinum Sales Agreement, made as of August 17, 1998, among Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated July 21, 1998).

10.6	Palladium and Platinum Sales Agreement, made as of August 27, 1998, among Stillwater Mining Company and Mitsubishi Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.4 to the Form 8-K, dated July 21, 1998).

10.7	Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.8	Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001 (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2001).

10.9	First Amendment Agreement to Palladium Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.10	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 27, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.11	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.12	Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.13	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.24 of the Registrant’s 2001 10-K).

Number	Description
10.14	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company, Mitsubishi Corporation and Mitsubishi International Corporation, dated April 1, 2001 (incorporated by reference to Exhibit 10.2 to the Form 10-Q, for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.15	Second Amendment Agreement to Palladium, Platinum and Rhodium Sales Agreement between Stillwater Mining Company and Mitsubishi International Corporation, dated November 30, 2001(incorporated by reference to Exhibit 10.26 of the Registrant’s 2001 10-K).

10.16	Third Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 13, 2002 (incorporated by reference to Exhibit 10.33 of the Registrant’s 2002 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.17	Employment Agreement between Terrell I. Ackerman and Stillwater Mining Company dated May 8, 2002 (incorporated by reference to Exhibit 10.34 of the Registrant’s 2002 10-K).

10.18	Amended and Restated General Employee Stock Plan, dated October 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.19	Employment Agreement between Stephen A. Lang and Stillwater Mining Company dated September 1, 2003 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.20	Stock Purchase Agreement between Stillwater Mining Company and MMC Norilsk Nickel and Norimet Ltd. dated June 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 8-K, dated June 23, 2003).

10.21	Registration Rights Agreement, Stillwater Mining Company and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated June 23, 2003).

10.22	Palladium Sales Agreement, made as of February 1, 2004, among Stillwater Mining Company and Mitsubishi Corporation (incorporated by reference to Exhibit 10.38 to the Form 10-K filed on March 15, 2004(portions of this agreement have been omitted pursuant to a confidential treatment request).

10.23	Palladium Sales Agreement, made as of March 3, 2004, among Stillwater Mining Company and Engelhard Corporation (incorporated by reference to Exhibit 10.39 to the Form 10-K filed on March 15, 2004(portions of this agreement have been omitted pursuant to a confidential treatment request).

10.24	Employment Agreement between Gregory A. Wing and Stillwater Mining Company dated as of March 22, 2004 (incorporated by reference to Exhibit 10.40 to the Form 10-K filed on March 15, 2004).

10.25	Articles of Agreement between Stillwater Mining Company (East Boulder) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 2002 (incorporated by reference to Exhibit 10.41 to the Form 10-K filed on March 15, 2004).

10.26	Amendment No. 1 to Stockholders Agreement, dated as of March 19, 2004, made by and among Stillwater Mining Company and MMC Norilsk Nickel (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on May 7, 2004).

10.27

10.28	Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 19, 2004 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 5, 2004).

10.29	Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 5, 2004).

10.30	Fourth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated February 20, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.31	Fifth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated May 4, 2004 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.32	Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd.

10.33	Contract between Stillwater Mining Company and USW International Union, Local 1, East Boulder Unit,, effective July 10, 2005.

10.34	409A Nonqualified Deferred Compensation Plan

Number	Description
10.35	2004 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 29, 2004).

10.36	409A Non-Employee Directors Deferred Compensation Plan

10.37	Amendment No. 1 to Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd.

18.1	Preferability letter from KPMG LLP dated March 30, 2005.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc. (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, (filed herewith).

32.1	Section 1350 Certification, (filed herewith).

32.2	Section 1350 Certification, (filed herewith).