Form 10-Q
period 2006-03-31
STILLWATER MINING CO /DE/
filed 2006-05-04
CIK 931948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 1-13053
STILLWATER MINING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	81-0480654

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1321 Discovery Drive
Billings, Montana	59102

Address of principal executive offices)	(Zip Code)
(406) 373-8700

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐
At May 1, 2006 the Company had outstanding 91,167,083 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED MARCH 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share data)

	Three months ended
	March 31,
	2006	2005
Revenues
Mine production	$62,274	$64,189
PGM recycling	34,675	25,109
Sales of palladium received in the Norilsk Nickel transaction and other	43,010	39,079

Total revenues	139,959	128,377

Costs and expenses
Cost of metals sold
Mine production	44,422	45,675
PGM recycling	31,967	23,465
Sales of palladium received in Norilsk Nickel transaction and other	35,902	36,437

Total costs of metals sold	112,291	105,577

Depreciation and amortization
Mine production	19,910	17,456
PGM recycling	25	13
Total depreciation and amortization	19,935	17,469

Total costs of revenues	132,226	123,046
General and administrative	6,305	4,751

Total costs and expenses	138,531	127,797

Operating income	1,428	580

Other income (expense)
Interest income	1,984	1,014
Interest expense	(2,805)	(2,802)

Income (loss) before income taxes	607	(1,208)

Income tax provision (see Note 10)	(10)	(3)

Net income (loss)	$597	$(1,211)

Other comprehensive income (loss), net of tax (see Note 4)	(16,550)	261
Comprehensive loss	$(15,953)	$(950)

Weighted average common shares outstanding
Basic	91,058	90,491
Diluted	91,768	90,491

Basic earnings (loss) per share
Net income (loss)	$0.01	$(0.01)

Diluted earnings (loss) per share
Net income (loss)	$0.01	$(0.01)

          See notes to consolidated financial statements

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$66,875	$80,260
Restricted cash	2,685	2,685
Investments, at fair market value	73,271	55,668
Inventories	90,506	86,634
Accounts receivable	12,434	27,287
Deferred income taxes	2,464	5,313
Other current assets	13,127	11,064

Total current assets	261,362	268,911

Property, plant and equipment (net of $160,827 and $141,396 accumulated depreciation and amortization)	447,176	445,199
Other noncurrent assets	10,472	7,347

Total assets	$719,010	$721,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,516	$14,407
Accrued payroll and benefits	18,371	17,801
Property, production and franchise taxes payable	8,618	9,542
Current portion of long-term debt and capital lease obligations	1,663	1,776
Portion of debt repayable upon liquidation of finished palladium in inventory	—	7,324
Fair value of derivative instruments	24,573	13,284
Other current liabilities	8,061	4,953
Total current liabilities	74,802	69,087
Long-term debt and capital lease obligations	130,290	132,307
Fair value of derivative instruments	9,740	4,318
Deferred income taxes	2,464	5,313
Other noncurrent liabilities	22,012	16,888

Total liabilities	$239,308	$227,913

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value, 200,000,000 shares authorized;	911	910
91,111,979 and 90,992,045 shares issued and outstanding
Paid-in capital	609,938	607,828
Accumulated deficit	(97,195)	(97,792)
Accumulated other comprehensive loss	(33,952)	(17,402)
Total stockholders’ equity	479,702	493,544

Total liabilities and stockholders’ equity	$719,010	$721,457

See notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities
Net income (loss)	$597	$(1,211)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	19,935	17,469
Lower of cost or market inventory adjustment	1,098	—
Loss on disposal of property, plant and equipment	185	—
Stock issued under employee benefit plans	1,313	1,127
Amortization of debt issuance costs	185	155
Share based compensation	595	389

Changes in operating assets and liabilities
Inventories	(4,080)	24,802
Accounts receivable	14,853	(1,000)
Accounts payable	(891)	(501)
Other	3,165	4,099
Net cash provided by operating activities	36,955	45,329

Cash flows from investing activities
Capital expenditures	(23,124)	(17,467)
Proceeds from disposal of property, plant and equipment	56	—
Purchases of investments	(48,160)	(16,230)
Proceeds from maturities of investments	30,718	11,150
Net cash used in investing activities	(40,510)	(22,547)

Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(9,454)	(453)
Payments for debt issuance costs	(579)	—
Issuance of common stock, net of stock issue costs	203	8
Net cash used in financing activities	(9,830)	(445)

Cash and cash equivalents
Net increase (decrease)	(13,385)	22,337
Balance at beginning of period	80,260	96,052
Balance at end of period	$66,875	$118,389

See notes to consolidated financial statements

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — General
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of March 31, 2006, and the results of its operations and its cash flows for the three month periods ended March 31, 2006 and 2005. Certain prior period amounts have been reclassified to conform with the current period presentation in which depreciation and amortization and cost of metals sold for first quarter 2005 have been adjusted to move the income effect of changes in inventoried depreciation and amortization from cost of metals sold to depreciation and amortization expense. At March 31, 2006 and 2005, $0.9 million and $3.4 million, respectively, of depreciation and amortization was capitalized in inventory. Prior period amounts of revenues and general and administrative expenses have also been reclassified. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.
     The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. The more significant areas requiring the use of management’s estimates relate to mineral reserves, reclamation and environmental obligations, valuation allowance for deferred tax assets, useful lives utilized for depreciation, amortization and accretion calculations, and future cash flows from long-lived assets. Actual results could differ from these estimates.
Note 2 — Share-Based Payments
     The Company sponsors stock option plans that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. During 2004, the 1994 Incentive Plan was terminated. Authorized shares of common stock have been reserved for options that were issued prior to the expiration of the plan. In October 2003, stockholders approved the General Plan. In April 2004, stockholders approved the 2004 Equity Incentive Plan. As of March 31, 2006, there were approximately 7,801,000 shares of common stock authorized for issuance under the plans, including approximately 5,250,000, 1,400,000 and 1,151,000 authorized for the 2004 Equity Incentive Plan, the General Plan and the 1994 Incentive Plan, respectively. Options for approximately 5,307,000 and 2,494,000 shares were available and reserved for grant as of March 31, 2006 under the 2004 Equity Incentive Plan and the General Plan, respectively.
     Awards granted under the plans may consist of incentive stock options (ISOs) or non-qualified stock options (NQSOs), stock appreciation rights (SARs), nonvested shares or other stock-based awards, with the exception that non-employee directors may not be granted SARs and only employees of the Company may be granted ISOs.
     The plans are administered by the Compensation Committee of the Company’s Board of Directors, which determines the exercise price, exercise period, vesting period and all other terms under each plan. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. The Company received $203,549 and $7,975 in cash from the exercise of stock options in the three month periods ended March 31, 2006 and 2005, respectively.
     On May 7, 2004, 348,170 nonvested shares were granted to certain members of management. These nonvested shares are scheduled to vest on May 7, 2007. The market value of the nonvested shares totaled approximately $4.5 million. Compensation expense related to 2004 nonvested share grants was $0.4 million for the first quarter of 2006 and 2005.
     On May 3, 2005, 10,904 nonvested shares were granted to the non-management directors serving on the Company’s Board of Directors. These nonvested shares vested on November 2, 2005. On May 3, 2005, 225,346 nonvested shares were granted to certain members of management. These nonvested shares are scheduled to vest on May 2, 2008. The market value of the nonvested shares totaled approximately $1.7 million on the grant dates. Compensation expense related to 2005 nonvested share grants was $0.1 million for the three month period ended March 31, 2006.

     On May 3, 2005, the Company’s Board of Directors implemented the Stillwater Mining Company Non-Employee Directors’ Deferral Plan, which allows non-employee directors to defer all or any portion of the compensation received as directors, in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). In accounting for this plan, the Company follows the provisions of APB Opinion No. 12, Omnibus Opinion — 1967 on accounting for deferred compensation plans other than post-retirement plans in conjunction with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested. Compensation expense related to the Non-Employee Directors’ Deferral Plan was $6,250 during the three month period ended March 31, 2006.
     On February 1, 2006, the Company’s Board of Directors implemented the Stillwater Mining Company Nonqualified Deferred Compensation Plan, which allows officers of the Company to defer up to 60% of their salaries and up to 100% of cash compensation other than salary in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). In accounting for this plan, the Company follows the provisions of APB Opinion No. 12, Omnibus Opinion — 1967 on accounting for deferred compensation plans other than post-retirement plans in conjunction with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested. Compensation expense related to the Nonqualified Deferred Compensation Plan was $22,162 for the first quarter of 2006.
     The Company recognizes the compensation costs associated with its stock option grants based on their fair market value on the date of grant. The compensation expense related to the fair value of stock options during the three month periods ended March 31, 2006 and 2005 was $77,614 and $94,760, respectively, and was recorded in general and administrative expenses.
     The fair value of options in 2006 and 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Three months ended March 31,	2006	2005
Weighted-average expected lives (years)	3.8	3.7
Interest rate	4.6%	3.7%
Volatility	56%	62%
Dividend yield	—	—

Stock option activity for the quarters ended March 31, 2006 and 2005, is summarized as follows:

		Weighted-Average	Weighted-Average
	Shares	Exercise Price	Grant-Date Fair Value
Options outstanding at December 31, 2005	1,515,872	$20.22
Options exercisable at December 31, 2005	1,360,819
First Quarter 2006 Activity
Options granted	17,775	13.18	$9.00
Options exercised	(31,768)	12.27
Options canceled/forfeited	(64,452)	28.72

Options outstanding at March 31, 2006	1,437,427	$19.92
Options exercisable at March 31, 2006	1,289,580

Options outstanding at December 31, 2004	1,731,938	$20.92
Options exercisable at December 31, 2004	1,521,204
First Quarter 2005 Activity
Options granted	24,750	10.95	$9.25
Options exercised	(925)	7.02
Options canceled/forfeited	(67,910)	30.14

Options outstanding at March 31, 2005	1,687,853	$20.42
Options exercisable at March 31, 2005	1,496,568
     Amounts shown above for options granted, exercised and canceled/forfeited for the three month period ended March 31, 2005 have been revised in the tables above to exclude units of nonvested shares. Weighted-average exercise price and weighted-average fair value of options granted have also been revised for the three month period ended March 31, 2005 to exclude the effect of nonvested shares. Option activity during the three month period ended March 31, 2006 excludes the effect of the nonvested shares.
     The total intrinsic value of stock options exercised during the quarters ended March 31, 2006, and 2005, was $97,799 and $3,638, respectively. At March 31, 2006, the total intrinsic value was $2,966,427 and $1,995,367 for stock options outstanding and exercisable, respectively.
     The following table summarizes information for outstanding and exercisable options as of March 31, 2006:

		Options Outstanding		Options Exercisable
		Average	Weighted		Weighted
Range of	Number	Remaining	Average Exercise	Number	Average Exercise
Exercise Price	Outstanding	Contract Life	Price	Exercisable	Price
$2.31 - 4.66	34,878	6.5	$2.75	18,469	$2.83
$4.67 - 9.32	175,867	7.5	$6.75	124,555	$6.41
$9.33 - 13.99	107,282	5.8	$12.09	59,902	$12.50
$14.00 - 18.65	324,701	3.5	$15.71	291,955	$15.82
$18.66 - 23.31	305,724	5.5	$19.37	305,724	$19.37
$23.32 - 27.98	204,050	2.8	$26.49	204,050	$26.49
$27.99 - 32.64	108,675	3.5	$30.41	108,675	$30.41
$32.65 - 37.30	115,250	4.6	$34.59	115,250	$34.59
$37.31 - 41.97	61,000	4.3	$38.27	61,000	$38.27

	1,437,427	4.7	$19.92	1,289,580	$21.07

A summary of the status of the Company’s nonvested stock options as of March 31, 2006, and changes during the three month period ended March 31, 2006 is presented below:

		Weighted-Average
Nonvested Options	Options	Grant-Date Fair Value
Nonvested options at December 31, 2005	154,190	$9.90
Options granted	17,775	13.18
Options vested	(21,123)	12.33
Options forfeited	(2,995)	12.44

Nonvested options at March 31, 2006	147,847	$9.90

     Total compensation cost related to nonvested stock options not yet recognized is $232,843, $116,106, $28,912, and $1,250 for the remaining nine months of 2006 and for years 2007, 2008, and 2009 respectively.
Note 3 — Investments
     The Company held $73.3 million of available for sale marketable securities at March 31, 2006. Investments held consisted of federal agency notes and commercial paper.
     The cost, gross unrealized gains, gross unrealized losses, and fair value of available for sale investment securities by major security type and class of security at March 31, 2006 were as follows:

		Gross	Gross
		unrealized	unrealized	Fair
(in thousands)	Cost	gains	losses	market value
At March 31, 2006
Available for sale:
Federal agency notes	$51,249	$252	$46	$51,455
Commercial paper	21,661	155	—	21,816

	$72,910	$407	$46	$73,271

Note 4 — Comprehensive Income
     Comprehensive income consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income. As of March 31, 2006, such items consist of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities and on available for sale marketable securities.
     The Company had commodity instruments relating to fixed forward metal sales and financially settled forwards outstanding during the first quarter of 2006. The net unrealized loss on these instruments, $34.3 million at March 31, 2006, will be reflected in other comprehensive income until these instruments are settled. All commodity instruments outstanding at March 31, 2006, are expected to be settled within the next twenty-seven months (See Note 9).
     The following summary sets forth the changes in accumulated other comprehensive loss in stockholders’ equity:

(in thousands)	Available for Sale		Accumulated Other
Three months ended March 31, 2006	Securities	Commodity Instruments	Comprehensive Loss
Balance at December 31, 2005	$202	$(17,604)	$(17,402)

Reclassification to earnings	—	5,398	5,398
Change in value	159	(22,107)	(21,948)

Comprehensive income (loss)	$159	$(16,709)	$(16,550)

Balance at March 31, 2006	$361	$(34,313)	$(33,952)

Note 5 — Inventories
     During the first quarter of 2006, the Company reduced the aggregate inventory carrying value of certain components of its in-process and finished goods inventories by $1.1 million to reflect costs in excess of market value.
     Inventories reflected in the accompanying consolidated balance sheets consisted of the following:

	March 31,	December 31,
(in thousands)	2006	2005
Metals Inventory
Raw ore	$1,951	$2,206
Concentrate and in-process	32,162	24,661
Finished goods	42,487	35,945
Palladium inventory from Norilsk Nickel transaction	—	10,694

	76,600	73,506
Materials and supplies	13,906	13,128

	$90,506	$86,634

Note 6 — Long-Term Debt
Credit Agreement
     On August 3, 2004, the Company entered into a $180 million credit facility with a syndicate of financial institutions. The credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 325 basis points) and a $40 million five-year revolving credit facility bearing interest, when drawn, at a variable rate plus a margin (LIBOR plus 225 basis points, or 6.875% at March 31, 2006) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility; undrawn letters of credit issued under this facility carry an annual fee of 2.375%. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced in August 2004.
     On January 31, 2006, the Company completed an amendment to its primary credit facility that reduces the interest rate spread on the term loan portion of the facility from the original 325 basis points to 225 basis points. The interest rate was 6.875% at March 31, 2006. A previous provision that required the Company to fix the interest rate on 50% of the outstanding term loan balance through December 31, 2007, if and when the underlying three-month LIBOR reached 4.50% was also amended, increasing the threshold rate to 5.50%. Under the terms of the amendment, the Company would pay a 1% penalty on certain voluntary prepayment transactions that occur within one year of the effective date of the amendment.
     As of March 31, 2006, the Company had $100.1 million outstanding under the term loan facility. During 2004, the Company obtained, and subsequently renewed, a letter of credit in the amount of $7.5 million as surety for its long-term reclamation obligation at East Boulder Mine. During 2005, the Company obtained a letter of credit in the amount of $6.6 million used as collateral for the Company’s surety bonds. As of March 31, 2006, the net amount available under the Company’s revolving credit facility was $25.9 million.

     The credit facility requires as prepayments 50% of the Company’s annual excess cash flow, plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. The Company also was required to remit 25% of the net proceeds from sales of the palladium received in the Norilsk Nickel transaction to prepay its term loan facility. These sales were completed in March 2006. All prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The Company’s term loan facility allows the Company to choose between LIBOR loans of various maturities plus a spread of 2.25% or alternate base rate loans plus a spread of 1.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 7.75% at March 31, 2006. The alternate base rate applies only to that portion of the term loan facility in any period for which the Company has not elected to use LIBOR contracts. Substantially all the property and assets of the Company are pledged as security for the credit facility. As of March 31, 2006, $1.0 million of the credit facility is classified as a current liability.
     The following is a schedule of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility at March 31, 2006, without regard to the prepayments required to be offered out of excess cash flow, or paid at the Company’s discretion:

Credit Facility
Scheduled Repayments
Year ended	(in thousands)

2006 (April-December)	$764
2007	1,019
2008	1,019
2009	1,019
2010	96,306

Total	$100,127

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
     Outstanding options to purchase 1,135,721 shares of common stock were excluded from the computation of diluted earnings per share for the three month period ended March 31, 2006 because the market price was lower than the exercise price, therefore the effect would have been antidilutive using the treasury stock method. The effect of outstanding stock options on diluted weighted-average shares outstanding was an increase of 132,682 shares for the three month period ended March 31, 2006. All stock options (1,687,853 options) were antidilutive for the three month period ended March 31, 2005 because the Company reported a net loss and inclusion of any of these options would have reduced the net loss per share.
Note 8 — Sales Contracts
Mine Production:
     The Company has entered into three long-term sales contracts with its customers that contain guaranteed floor and ceiling prices for metals delivered, expiring in 2006, 2008 and 2010. Under these long-term contracts, the Company has committed 80% to 100% of its mined palladium production and 70% to 80% of its mined platinum production annually through 2010. Metal sales are priced at a small volume discount to market, subject to floor and ceiling prices. The Company’s remaining production is not committed under these contracts and remains available for sale at prevailing market prices.
     Sales to significant customers as a percentage of total revenues for the three month periods ended March 31, 2006 and 2005 were as follows:

	2006	2005
Customer A	33%	36%
Customer B	23%	18%
Customer C	11%	22%
Customer D	10%	8%

	77%	84%

     The following table summarizes the floor and ceiling price structures for the three long-term PGM sales contracts related to mine production. The first two columns for each commodity represent the percent of total mine production that is subject to floor prices and the weighted average floor price per ounce. The second two columns for each commodity represent the percent of total mine production that is subject to ceiling prices and the weighted average ceiling price per ounce.

	PALLADIUM				PLATINUM
	Subject to		Subject to		Subject to		Subject to
	Floor Prices		Ceiling Prices		Floor Prices		Ceiling Prices
	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling
Year	Production	Price	Production	Price	Production	Price	Production	Price
2006	100%	$339	31%	$708	80%	$425	16%	$856
2007	100%	$339	16%	$975	70%	$425	14%	$850
2008	81%	$382	20%	$975	70%	$425	14%	$850
2009	80%	$380	20%	$975	70%	$425	14%	$850
2010	80%	$375	20%	$975	70%	$425	14%	$850
Palladium acquired in connection with the Norilsk Nickel transaction and other activities:
     The Company entered into three sales agreements during the first quarter of 2004 to sell the palladium received in the Norilsk Nickel transaction. Under these agreements, the Company sold approximately 36,500 ounces of palladium per month at a slight volume discount to market prices. These sales were completed in the first quarter of 2006. Under one of these agreements, the Company also sold 3,250 ounces of platinum and 1,900 ounces of rhodium per month, also at a slight volume discount to market price. At its discretion, the Company could elect to purchase metal in the open market to meet these sales commitments rather than supplying the metal from inventory. During the first quarter of 2006, the Company supplied approximately 9,000 ounces of the platinum and rhodium commitments through open market purchases.
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
Commodity Derivatives
     The Company enters into fixed forwards and financially settled forwards that are accounted for as cash-flow hedges to hedge the price risk in its PGM recycling activity and portions of its mine production. In the fixed forward transactions, metals contained in the recycled materials are normally sold forward at the time the material is received and subsequently delivered against the fixed forward contracts when the finished ounces are recovered. Financially settled forwards may be used as a mechanism to hedge against fluctuations in metal prices associated with future mine production. Under financially settled forwards, at each settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. The Company’s financially settled forwards are settled in cash at maturity.

     As of March 31, 2006, the Company was party to financially settled forward agreements covering approximately 40% of its anticipated platinum sales from mine production from April 2006 through June 2008. These transactions are designed to hedge a total of 173,500 ounces of platinum sales from mine production for the next twenty-seven months at an overall average price of approximately $902 per ounce. The unrealized loss on financially settled forwards on mine production due to changes in metals prices at March 31, 2006 was approximately $32.8 million.
     As of March 31, 2006, the Company was party to fixed forward agreements which settle at various periods through July 2006 on metals to be recovered through the Company’s recycling activities. The unrealized loss on these instruments due to changes in metal prices at March 31, 2006 was $1.5 million.
     Until these forward contracts mature, any net change in the value of the hedging instrument due to changes in metal prices is reflected in stockholders’ equity as accumulated other comprehensive income (AOCI). A net unrealized loss of $34.3 million on these hedging instruments, existing at March 31, 2006, is reflected in AOCI (See Note 4). When these instruments are settled, any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sales and will be recognized at that time in operating income. All commodity instruments outstanding at March 31, 2006 are expected to be settled within the next twenty-seven months.
     A summary of the Company’s derivative financial instruments as of March 31, 2006, is as follows:
Mine Production:
Financially Settled Forwards

	Platinum Ounces	Average Price	Index
Second Quarter 2006	25,500	$823	Monthly London PM Average
Third Quarter 2006	26,500	838	Monthly London PM Average
Fourth Quarter 2006	26,500	887	Monthly London PM Average
First Quarter 2007	25,000	898	Monthly London PM Average
Second Quarter 2007	22,000	941	Monthly London PM Average
Third Quarter 2007	21,500	961	Monthly London PM Average
Fourth Quarter 2007	20,500	1,000	Monthly London PM Average
First Quarter 2008	3,000	893	Monthly London PM Average
Second Quarter 2008	3,000	909	Monthly London PM Average
PGM Recycling:
Fixed Forwards

	Platinum		Palladium		Rhodium
	Ounces	Price	Ounces	Price	Ounces	Price
Second Quarter 2006	13,013	$1,047	8,055	$295	2,317	$3,708
Third Quarter 2006	8,213	$1,067	1,095	$322	—	$—
Note 10 — Income Taxes
     The Company computes income taxes using the asset and liability approach as defined in SFAS No. 109, Accounting for Income Taxes, which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. At March 31, 2006, the Company has net operating loss carryforwards (NOLs), which expire in 2009 through 2025. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers more likely than not will not be realized. Except for statutory minimum payments required under certain state and local tax laws, the Company has not recognized any income tax provision or benefit for the quarters ended March 31, 2006 and 2005, as any changes in the net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.

Note 11 — Segment Information
     The Company operates two reportable business segments: Mine Production and PGM Recycling. These segments are managed separately based on fundamental differences in their operations. The Mine Production segment consists of two business components: the Stillwater Mine and the East Boulder Mine. The Mine Production segment is engaged in the development, extraction, processing and refining of PGMs. The Company sells PGMs from mine production under long-term sales contracts, through derivative financial instruments and in open PGM markets. The Stillwater Mine and East Boulder Mine have been aggregated, as both have similar products, processes, customers, distribution methods and economic characteristics. The PGM Recycling segment is engaged in the recycling of spent catalysts to recover the PGMs contained in those materials. The Company allocates the costs of the Smelter and Refinery to both the Mine Production segment and to the PGM Recycling segment for internal and segment reporting purposes because the Company’s smelting and refining facilities support the PGM extraction activities of both business segments.
     The All Other group primarily consists of total assets, revenues and costs associated with the palladium received in the Norilsk Nickel transaction, along with assets and costs of other corporate and support functions. As noted previously, the program to sell the palladium received in the Norilsk Nickel transaction was completed during the first quarter of 2006.
     The Company evaluates performance and allocates resources based on income or loss before income taxes.
     The following financial information relates to the Company’s segments:

(in thousands)	Mine	Recycling	All
Three months ended March 31, 2006	Production	Activities	Other	Total

Revenues	$62,274	$34,675	$43,010	$139,959
Depreciation and amortization	$19,910	$25	$—	$19,935
Interest income	$—	$643	$1,341	$1,984
Interest expense	$—	$—	$2,805	$2,805
Income (loss) before income taxes	$(2,058)	$3,326	$(661)	$607
Capital expenditures	$23,019	$—	$105	$23,124
Total assets	$494,067	$40,221	$184,722	$719,010

(in thousands)	Mine	Recycling	All
Three months ended March 31, 2005	Production	Activities	Other	Total

Revenues	$64,189	$25,109	$39,079	$128,377
Depreciation and amortization	$17,456	$13	$—	$17,469
Interest income	$—	$269	$745	$1,014
Interest expense	$—	$—	$2,802	$2,802
Income (loss) before income taxes	$1,027	$1,900	$(4,135)	$(1,208)
Capital expenditures	$17,442	$—	$25	$17,467
Total assets	$455,313	$12,415	$253,729	$721,457
Note 12 — Regulations and Compliance
     On January 20, 2006, new federal regulations were scheduled to take effect that would tighten the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners from the current level of 308 µg/m3 of elemental carbon to a new limit of 160 µg/m3 of total carbon. Appropriate measurement methods and emission control standards do not yet exist that would ensure compliance in the Company’s mining environment with this new standard. The Company is aggressively exploring existing technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with Mine Safety and Health Administration (MSHA), National Institute for Occupational Safety and Health (NIOSH) and various other companies in the mining industry to share best practices and consider compliance alternatives. On September 7, 2005, MSHA published in the Federal Register a proposed rule that would revise the effective date for implementing the 160 µg/m3 of total carbon DPM final concentration limit, phasing it in over an additional five years. To allow sufficient time for public comment on the proposed rule, on September 15, 2005, MSHA extended the January 20, 2006, implementation date in the existing rule to May 20, 2006. The Company does not expect to be in compliance with the 160 µg/m3 of total carbon limit under the currently existing rule at May 20, 2006. While the Company believes that the proposed 5-year phase-in rule is likely to be adopted in some form, until it is adopted there can be no assurance that after May 20, 2006, the Company will not be held in violation of the 160 µg/m3 total carbon standard and be subject to an MSHA enforcement action. MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated.

Item 2.   Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
     The following commentary provides management’s perspective and analysis regarding the financial and operating performance of Stillwater Mining Company (the “Company”) for the quarter ended March 31, 2006. It should be read in conjunction with the consolidated financial statements included in this quarterly report and in the Company’s 2005 Annual Report on Form 10-K.
Overview
     Stillwater Mining Company mines, processes, refines and markets palladium, platinum and minor amounts of other metals from the J-M Reef, an extensive trend of Platinum Group Metal (PGM) mineralization located in Stillwater and Sweet Grass Counties in south central Montana. The Company operates two mines, Stillwater and East Boulder, within the J-M Reef, each with substantial underground operations, a surface mill and concentrator. Concentrates produced at the two mines are shipped to the Company’s smelter and base metals refinery at Columbus, Montana, where they are further processed into a PGM filter cake that is sent to third-party refiners for final processing. Substantially all finished platinum and palladium produced from mining is sold under contracts with three major automotive manufacturers, General Motors Corporation, Ford Motor Company, and Mitsubishi Corporation, for use in automotive catalytic converters. These contracts include floor and, in some cases, ceiling prices on palladium and platinum and these contracts have benefited the Company significantly in periods of low palladium prices. The Company also recycles spent catalyst material to recover PGMs through its processing facilities in Columbus, Montana.
     The Company reported net income of $0.6 million, or $0.01 per diluted share in the first quarter of 2006, compared to a net loss of $1.2 million, or $0.01 per diluted share in the first quarter of 2005. The first quarter 2006 net income reflects higher PGM prices and growth in market recycling activities. These sales were completed in the first quarter of 2006. The Company generated positive cash flow during the first quarter of 2006 and had cash and cash equivalents of $66.9 million at March 31, 2006. If the Company’s highly liquid short-term investments available for sale are included, the Company had $140.1 million of liquidity at March 31, 2006, compared to $135.9 million as of December 31, 2005, a $4.2 million increase.
     The Company’s primary activities consist of mine production, recycling of PGM catalysts, and, for the past two years, the sale of palladium received in the 2003 Norilsk Nickel transaction. The program to sell the palladium from the Norilsk Nickel transaction was completed during the first quarter of 2006. With the completion of this sales program, the Company expects to see an associated reduction in its earnings and cash flow from operations for the balance of 2006 and going forward. If PGM prices continue at their March 31, 2006 levels and year-to-date growth in recycling volumes is sustained, some of this reduction in earnings and operating cash flow could be offset by higher revenue from the Company’s other business segments in 2006. However, there can be no assurance that the quarter-end price levels and recycling volumes will be maintained in the future, and the lack of the palladium sales from the Norilsk Nickel transaction in the absence of these price and volume levels, coupled with the Company’s current aggressive capital program, could result in a substantial drawdown of cash and lower net income in future quarters.
Market Development
     The Company reported at some length in its 2005 Annual Report on Form 10-K regarding its market development efforts. Palladium market prices increased throughout the first quarter of 2006, ending the quarter at $332 per ounce. Platinum prices increased as well, remaining above $1,000 per ounce for most of the quarter, ending at $1,076 per ounce on March 31, 2006. The Company believes recent PGM prices reflect both fundamental growth in demand and a certain amount of investment interest in the metals. As previously noted in the 2005 Annual Report on Form 10-K, the Company recently established the Palladium Alliance International with the aim of fostering new consumer demand for palladium.
Diversification
     As noted in the Company’s 2005 Annual Report on Form 10-K, management is evaluating opportunities to diversify its operations by acquiring or developing additional mining ventures. During the first quarter of 2006, the Company entered into an exploration agreement with a Canadian junior exploration company, committing the Company to spend up to $350,000 during 2006 on an exploratory drilling program, targeting PGMs with associated nickel and copper. If the drilling program is successful, the Company has the opportunity to commit additional funds in the future toward expanding its interest in the project. Management intends to continue this effort to identify diversification targets and may enter into other such commitments in the future.

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
     Ore production at the Stillwater Mine averaged 1,956 tons of ore per day during the first quarter of 2006, a slight increase from the 1,944 tons of ore per day during 2005, reflecting normal variation in mining productivity from period to period.
     The rate of ore production at the East Boulder Mine averaged 1,692 tons of ore per day during the first quarter of 2006, up 24.5% from the 1,359 tons of ore per day averaged during 2005. Completion of the first of two new ventilation shafts in late 2005 and improvements in the developed state of the mine have contributed to the higher productivity at East Boulder in 2006.
     As reported in the Company’s 2005 Annual Report on Form 10-K, the Company has identified a series of operating initiatives designed to increase efficiency, reduce unit costs of production, and increase total PGM ounces produced in an effort to address the economic viability of the mines if the current contracts with the auto companies are not renewed prior to expiration in 2010.
     The grade of the Company’s ore reserves, measured in combined platinum and palladium ounces per ton, is a composite average of samples in all ore reserve areas. As is common in underground mines, the grade of ore mined and the recovery rate realized varies from area to area. In particular, mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. However, the composite average grade at each mine tends to be fairly stable. For the three months ended March 31, 2006, the average mill head grade for all tons processed from the Stillwater Mine was 0.53 PGM ounces per ton of ore, unchanged from the average grade in 2005. For the three months ended March 31, 2006, the average mill head grade for all tons processed from the East Boulder Mine was 0.39 PGM ounces per ton of ore compared to 0.40 during 2005.
     During the first quarter of 2006, the Company’s mining operations produced a total of 146,000 ounces of platinum and palladium, comprised of 113,000 ounces of palladium and 33,000 ounces of platinum. PGM ounces produced during the first quarter of 2006 increased 2.4% from the fourth quarter of 2005. The Company reaffirms its earlier full-year 2006 guidance for total mine production of between 595,000 and 625,000 PGM ounces.
     As a result of the need to improve the developed state, the Company has maintained its emphasis on development spending in 2006 at both mines. For the first quarter of 2006, primary development totaled 9,860 feet at the Stillwater Mine and 3,578 feet at the East Boulder Mine, continuing last year’s focus on development. Diamond drilling for the quarter totaled 116,000 feet at the Stillwater Mine and 82,000 feet at East Boulder. The Company re-affirms its full year 2006 guidance of 40,000 feet of primary development and 600,000 feet of diamond drilling. Management believes this investment in mine development during 2005 and 2006 will result in more efficient and productive mining operations over the longer term. Capital spending requirements are expected to decline in future years following completion of the expanded 2006 development program.
Federal Regulations
     On January 20, 2006, new federal regulations originally were scheduled to take effect that would tighten the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners from the current level of 308 µg/m3 of elemental carbon to a new limit of 160 µg/m3 of total carbon. Appropriate measurement methods and emission control standards do not yet exist that would ensure compliance in the Company’s mining environment with this new standard. The Company is aggressively exploring existing technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with MSHA, NIOSH and various other companies in the mining industry to share best practices and consider compliance alternatives. On September 7, 2005, MSHA published in the Federal Register a proposed rule that would revise the effective date for implementing the 160 µg/m3 of total carbon DPM final concentration limit, phasing it in over an additional five years. To allow sufficient time for public comment on the proposed rule, on September 15, 2005, MSHA extended the January 20, 2006, implementation date in the existing rule to May 20, 2006. The Company does not expect to be in compliance with the 160 µg/m3 of total carbon limit under the currently existing rule at May 20, 2006. While the Company believes that the proposed 5-year phase-in rule is likely to be adopted in some form, until it is adopted there can be no assurance that after May 20, 2006, the Company will not be held in violation of the 160 µg/m3 total carbon standard and be subject to an MSHA enforcement action. MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated.

PGM Recycling
     PGMs contained in spent catalytic converter materials are recycled and processed by the Company through its metallurgical complex. A sampling facility for recycled materials is used to crush and sample spent catalysts prior to their being blended for smelting in the electric furnace. The spent catalytic material is sourced by third parties, primarily from automobile repair shops and automobile yards that disassemble old cars for the recycling of their parts.
     The Company has been processing small spot shipments of spent catalysts since 1997. In October 2003, the Company entered into a metal sourcing agreement with a major supplier under which Stillwater contractually purchases spent catalysts for recycling. While the commercial terms of this agreement are confidential, in the event of a change in business circumstances the Company can terminate the agreement upon ninety days’ notice. The agreement allows the Company to utilize surplus capacity in its processing and refining facilities. Recycling activity has expanded significantly since 2003. During the first quarter of 2006, the Company processed recycled materials at a rate of about 12.0 tons per day. Revenues from PGM recycling were $34.7 million for the first quarter of 2006 compared to $25.1 million in the same period in 2005, an increase of $9.6 million, reflecting both higher catalyst processing volumes and higher underlying PGM prices.
Corporate and Other Matters
     In February 2004, the Company entered into three sales agreements to sell the 877,169 ounces of finished palladium that it received in June 2003 as partial payment for a purchase of Company shares by Norilsk Nickel. These palladium sales took place ratably over a two-year period and were completed during the first quarter of 2006. During the first quarter of 2006, the Company recognized $43.0 million in revenues on the sale of approximately 63,000 ounces of this palladium and from miscellaneous other metals transactions. For the first quarter of 2005, the corresponding revenues totaled $39.1 million. In total, during the two year sales program, the Company realized revenue of $191 million and earnings of $42 million from these palladium sales.
     As of March 31, 2006, the Company had secured platinum prices in the forward market by entering into financially settled forward transactions covering approximately 40% of the Company’s anticipated platinum mine production for the period from April 2006 through June 2008. The Company has been concerned that the current disparity between palladium and platinum prices may narrow if consumers switch from using platinum to palladium, driven by the historically high platinum price, for existing and new applications. The Company notes that the price of platinum could weaken if this switching occurs and has secured the price on a portion of future sales. As of March 31, 2006, the Company has open financially settled forward contracts covering a total of 173,500 ounces of platinum at an overall average price of about $902 per ounce. The hedges are expected to modestly reduce the overall volatility of the Company’s earnings and cash flow. Under these hedging arrangements, in return for protection against downward movements in the platinum price, the Company gives up the benefit of increases in the platinum price on the hedged ounces. The Company recorded hedging expense in the first quarter of 2006 totaling $5.4 million for fixed forward and financially-settled forward contracts that settled below market price during the quarter. For the first quarter of 2005, the Company recorded corresponding hedging expense of $1.1 million. These amounts are included as a reduction of mine production revenue.

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended
	March 31,
	2006	2005
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced (000)
Palladium	113	111
Platinum	33	33

Total	146	144

Tons milled (000)	326	314
Mill head grade (ounce per ton)	0.49	0.51

Sub-grade tons milled (000) (1)	15	12
Sub-grade tons mill head grade (ounce per ton)	0.15	0.18

Total tons milled (000) (1)	341	326
Combined mill head grade (ounce per ton)	0.47	0.49
Total mill recovery (%)	91	91

Total operating costs (000) (Non-GAAP) (2)	$38,484	$38,793
Total cash costs (000) (Non-GAAP) (2)	$45,820	$45,437
Total production costs (000) (Non-GAAP) (2)	$66,778	$66,365

Total operating costs per ounce (Non-GAAP) (3)	$263	$268
Total cash costs per ounce (Non-GAAP) (3)	$313	$314
Total production costs per ounce (Non-GAAP) (3)	$457	$459

Total operating costs per ton milled (Non-GAAP) (3)	$113	$119
Total cash costs per ton milled (Non-GAAP) (3)	$134	$139
Total production costs per ton milled (Non-GAAP) (3)	$196	$204

Stillwater Mine:
Ounces produced (000)
Palladium	72	81
Platinum	21	24

Total	93	105

Tons milled (000)	176	197
Mill head grade (ounce per ton)	0.56	0.58

Sub-grade tons milled (000) (1)	15	12
Sub-grade tons mill head grade (ounce per ton)	0.15	0.18

Total tons milled (000) (1)	191	209
Combined mill head grade (ounce per ton)	0.53	0.55
Total mill recovery (%)	92	92

Total operating costs (000) (Non-GAAP) (2)	$24,381	$26,772
Total cash costs (000) (Non-GAAP) (2)	$29,096	$31,280
Total production costs (000) (Non-GAAP) (2)	$41,095	$45,372

Total operating costs per ounce (Non-GAAP) (3)	$262	$255
Total cash costs per ounce (Non-GAAP) (3)	$312	$298
Total production costs per ounce (Non-GAAP) (3)	$441	$432

Total operating costs per ton milled (Non-GAAP) (3)	$127	$128
Total cash costs per ton milled (Non-GAAP) (3)	$152	$150
Total production costs per ton milled (Non-GAAP) (3)	$215	$217

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
OPERATING AND COST DATA FOR MINE PRODUCTION (Continued)

East Boulder Mine:
Ounces produced (000)
Palladium	41	30
Platinum	12	9

Total	53	39

Tons milled (000)	150	117
Mill head grade (ounce per ton)	0.39	0.39

Sub-grade tons milled (000) (1)	—	—
Sub-grade tons mill head grade (ounce per ton)	—	—

Total tons milled (000) (1)	150	117

Combined mill head grade (ounce per ton)	0.39	0.39
Total mill recovery (%)	90	89

Total operating costs (000) (Non-GAAP) (2)	$14,103	$12,021
Total cash costs (000) (Non-GAAP) (2)	$16,724	$14,157
Total production costs (000) (Non-GAAP) (2)	$25,683	$20,993

Total operating costs per ounce (Non-GAAP) (3)	$266	$305
Total cash costs per ounce (Non-GAAP) (3)	$315	$360
Total production costs per ounce (Non-GAAP) (3)	$484	$533

Total operating costs per ton milled (Non-GAAP) (3)	$94	$103
Total cash costs per ton milled (Non-GAAP) (3)	$112	$121
Total production costs per ton milled (Non-GAAP) (3)	$171	$179

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment writedowns, gain or loss on disposal of property, plant and equipment, restructuring costs, Norilsk Nickel transaction expenses and interest income and expense are not included in total operating costs, total cash costs or total production costs. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Cost of Revenues” below for additional detail.

(3)	Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. Please see “Reconciliation of Non-GAAP Measures to Cost of Revenues” below and the accompanying discussion.

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
SALES AND PRICE DATA

Ounces sold (000)
Mine Production:
Palladium	107	109
Platinum	29	31

Total	136	140

Other PGM activities:
Palladium	86	125
Platinum	23	25
Rhodium	10	13
Total	119	163

Total ounces sold	255	303

Average realized price per ounce (4)
Mine Production:
Palladium	$360	$355
Platinum	$811	$820
Combined	$452	$459

Other PGM activities:
Palladium	$278	$186
Platinum	$984	$852
Rhodium	$3,168	$1,481

Average market price per ounce (4)
Palladium	$292	$189
Platinum	$1,037	$864
Combined	$451	$340

(4)	The Company’s average realized price represents revenues, including the effect of contractual floor and ceiling prices, hedging gains and losses realized on commodity instruments, and contract discounts, all divided by total ounces sold. Prior period amounts have been adjusted to conform to the current period presentation. The average market price represents the average monthly London PM Fix for palladium, platinum and combined prices and Johnson Matthey quotation for rhodium prices for the actual months of the period.

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
     Total Production Costs (Non-GAAP): Calculated as total cost of revenues (for each mine or consolidated) adjusted to exclude gains or losses on asset dispositions, costs and profit from recycling activities, and timing differences resulting from changes in product inventories. This non-GAAP measure provides a comparative measure of the total costs incurred in association with production and processing activities in a period, and may be compared to prior periods or between the Company’s mines.
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

Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three months ended
	March 31,
(in thousands)	2006	2005
Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$38,484	$38,793
Royalties, taxes and other	7,336	6,644

Total cash costs (Non-GAAP)	$45,820	$45,437
Asset retirement costs	158	82
Depreciation and amortization	19,910	17,456
Depreciation and amortization (in inventory)	890	3,390

Total production costs (Non-GAAP)	$66,778	$66,365
Change in product inventories	29,945	31,272
Costs of recycling activities	31,967	23,465
Recycling activities — depreciation	25	13
Add: Profit from recycling activities	3,326	1,900
Loss or (gain) on sale of assets and other costs	185	31

Total consolidated costs of revenues	$132,226	$123,046

Stillwater Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$24,381	$26,772
Royalties, taxes and other	4,715	4,508

Total cash costs (Non-GAAP)	$29,096	$31,280
Asset retirement costs	115	42
Depreciation and amortization	12,196	10,895
Depreciation and amortization (in inventory)	(312)	3,155

Total production costs (Non-GAAP)	$41,095	$45,372
Change in product inventories	(3,083)	(5,162)
Add: Profit from recycling activities	2,111	1,383
Loss or (gain) on sale of assets and other costs	157	9

Total costs of revenues	$40,280	$41,602

East Boulder Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$14,103	$12,021
Royalties, taxes and other	2,621	2,136

Total cash costs (Non-GAAP)	$16,724	$14,157
Asset retirement costs	43	40
Depreciation and amortization	7,714	6,561
Depreciation and amortization (in inventory)	1,202	235

Total production costs (Non-GAAP)	$25,683	$20,993
Change in product inventories	(2,873)	28
Add: Profit from recycling activities	1,215	517
Loss or (gain) on sale of assets and other costs	28	22

Total costs of revenues	$24,053	$21,560

Other PGM activities: (1)
Reconciliation to costs of revenues:
Change in product inventories	$35,901	$36,406
Recycling activities — depreciation	25	13
Costs of recycling activities	31,967	23,465

Total costs of revenues	$67,893	$59,884

(1) Other PGM activities include recycling and sales of palladium received in the Norilsk Nickel transaction and other.

Results of Operations
     The Company reported net income of $0.6 million for the first quarter of 2006 compared to a net loss of $1.2 million for the first quarter of 2005. This improvement in earnings between the two periods reflects higher PGM prices and growth in market recycling activities.
Three month period ended March 31, 2006 compared to the three month period ended March 31, 2005
     Revenues. Revenues were $140.0 million for the first quarter of 2006 compared to $128.4 million for the first quarter of 2005. The following discussion covers key factors contributing to the increase in revenues:

Revenues, PGM Ounces sold and PGM Prices

	Three months ended
	March 31,			Percentage
(in thousands)	2006	2005	Increase	Change
Revenues	$139,959	$128,377	$11,582	9%

Mine Production Ounces Sold:

Palladium	107	109	(2)	(2%)
Platinum	29	31	(2)	(7%)

Total	136	140	(4)	(3%)

Other PGM Activities Ounces Sold:

Palladium	86	125	(39)	(32%)
Platinum	23	25	(2)	(8%)
Rhodium	10	13	(3)	(23%)

Total	119	163	(44)	(27%)

Total Ounces Sold	255	303	(48)	(16%)

Average realized price per ounce

Mine Production:
Palladium	$360	$355	$5	2%
Platinum	$811	$820	$(9)	(1%)
Combined	$452	$459	$(7)	(2%)
Other PGM Activities:
Palladium	$278	$186	$92	50%
Platinum	$984	$852	$132	16%
Rhodium	$3,168	$1,481	$1,687	114%

Average market price per ounce

Palladium	$292	$189	$103	55%
Platinum	$1,037	$864	$173	20%
Combined	$451	$340	$111	33%
     Revenues from mine production were $62.3 million in the first quarter of 2006, compared to $64.2 million for the same period in 2005, a 3% decrease. The decrease in mine production revenues reflects a 3% decrease in the quantity of metals sold of 136,000 ounces in the first quarter of 2006 compared to 140,000 ounces in the same period of 2005.

     Revenues from PGM recycling were $34.7 million in the first quarter of 2006, compared to $25.1 million for the same period in 2005. This revenue increase was primarily driven by higher volumes and much higher prices realized for PGM sales in the first quarter of 2006 as compared to the first quarter of 2005.
     During the first quarter of 2004, the Company entered into three sales agreements providing for the Company to sell the palladium ounces received in the Norilsk Nickel transaction. Under these agreements, the Company sold through the first quarter of 2006 approximately 36,500 ounces of palladium per month, at a slight volume discount to market prices. These sales were completed in the first quarter of 2006. Revenues from sales of palladium received in the Norilsk Nickel transaction and other activities were $43.0 million in the first quarter of 2006, compared to $39.1 million in the same period of 2005. Sales of approximately 63,000 ounces of palladium received in the Norilsk Nickel transaction generated $17.6 million in revenues during the first quarter of 2006, at an average realized palladium price of approximately $278 per ounce. By contrast, in the first quarter of 2005, revenue of $20.4 million was generated from the sale of approximately 110,000 ounces of palladium received from the Norilsk Nickel transaction. Under one of the sales agreements, the Company agreed to sell 3,250 ounces of platinum and 1,900 ounces of rhodium per month, either purchased on the open market or produced from the Company’s mining operations. The Company also purchases other metal for resale from time to time. The Company recognized revenue of $25.4 million on approximately 17,000 ounces of PGMs that were purchased in the open market and re-sold for the three months ended March 31, 2006. The Company recognized revenue of $18.7 million on approximately 19,000 ounces of platinum and rhodium that were purchased in the open market and re-sold under these sales agreements for the same period of 2005.
     Cost of metals sold. Cost of metals sold was $112.3 million for the first quarter of 2006, compared to $105.6 million for the first quarter of 2005, a 6.3% increase. The increase was driven largely by higher costs of purchased catalyst material for recycling – reflecting higher underlying PGM prices and higher volumes– and by continuing increases in the cost of materials consumed in mining. The Company recognized a $1.1 million cost of a lower-of-cost-or-market adjustment to reflect a market value of metals lower than cost in inventory at March 31, 2006.
     The cost of metals sold from mine production was $44.4 million for the first quarter of 2006, compared to $45.7 million for the first quarter of 2005, a 2.8% decrease. The decrease was mostly due to the increase in the value of by-product credits between the periods.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the first quarter of 2006 was essentially flat at $313 per ounce, compared to $314 per ounce in the first quarter of 2005. In calculating this measure, the Company offsets income generated from recycling activities against costs of mining. Higher recycling and by-product credits in 2006 and the cost benefit of slightly higher mine production were offset by the higher materials costs noted above.
     The cost of metals sold from PGM recycling activities was $32.0 million in the first quarter of 2006, compared to $23.5 million in the first quarter of 2005. The increase was due to the higher cost of acquiring PGM catalysts under the Company’s long-term sourcing agreement for these materials, reflecting higher prices and higher volumes for PGMs generally.
     The cost of metals sold from sales of palladium received in the Norilsk Nickel transaction and other activities was $35.9 million in the first quarter of 2006, compared to $36.4 million for the same period of 2005. The total cost of palladium sold from just those ounces received in the Norilsk Nickel transaction was $10.8 million in the first quarter of 2006, compared to $18.6 million in the first quarter of 2005, both at an average cost of about $169 per ounce sold. As discussed under “Revenues” above, the Company entered into a sales agreement in 2004 that requires it to purchase rhodium and, at times, platinum from third parties in order to fulfill delivery commitments. The Company also purchases other metal for resale from time to time. The cost of metals sold from these activities, excluding sales of palladium received in the Norilsk Nickel transaction, was $25.1 million in the first quarter of 2006.
     Production. During the first quarter of 2006, the Company’s mining operations produced approximately 146,000 ounces of PGMs, including approximately 113,000 and 33,000 ounces of palladium and platinum, respectively. This compares with approximately 144,000 ounces of PGMs in the first quarter of 2005, including approximately 111,000 and 33,000 ounces of palladium and platinum, respectively. The 1.4% increase in total PGM production essentially just reflects normal variation in mining conditions from period to period. The Company continues to dedicate resources normally involved in ore extraction to expanding the developed state of the mines.
     The Stillwater Mine produced approximately 93,000 ounces of PGMs in the first quarter of 2006, compared to approximately 105,000 ounces in the same period of 2005, an 11.4% decrease. The East Boulder Mine produced approximately 53,000 ounces of PGMs in the first quarter of 2006, compared with approximately 39,000 ounces of PGMs for the same period of 2005, a 35.9% increase. The reduction at the Stillwater Mine mostly is attributable to the current mix of available mining areas. The increase at the East Boulder Mine reflects the improvements in the developed state achieved during 2005.

     Depreciation and amortization. Depreciation and amortization expense was $19.9 million for the first quarter of 2006, compared to $17.5 million for the first quarter of 2005, a 13.7% increase. The increase reflects the additional depreciation and amortization associated with new equipment and, in particular, the new mine development placed in service since the first quarter of 2005.
     Expenses. General and administrative expenses in the first quarter of 2006 were $6.3 million, compared to $4.8 million during the first quarter of 2005. The increase in 2006 reflects additional corporate compensation expenses incurred during the first quarter of 2006 and expanded marketing programs.
     Interest expense of $2.8 million in the first quarter of 2006 was consistent with interest expense in the first quarter of 2005. Although the Company’s total long-term debt balance declined from $163.6 million at March 31, 2005, to $132.0 million at March 31, 2006, the decrease in principal was offset by increases in market interest rates. Significantly offsetting this expense, however, was the growth in interest income between the periods. The Company’s balance of cash, cash equivalents, and other liquid investments increased modestly from $136.6 million to $140.1 million between the periods, but interest earned on the cash balances increased from $1.0 million in the first quarter of 2005 to $2.0 million in the first quarter of 2006 as rates increased sharply.
     Other comprehensive loss. For the first quarter of 2006, other comprehensive loss included the total change in the fair value of derivatives of $22.1 million reduced by $5.4 million of hedging loss recognized in current earnings. For the same period of 2005, other comprehensive loss included a change in the fair value of derivatives of $0.8 million offset by a reclassification to earnings of $1.1 million, for commodity hedging instruments. The 2006 increase reflects the $111 per ounce increase in underlying platinum prices during the first quarter.
Liquidity and Capital Resources
     The Company’s net working capital at March 31, 2006, was $186.6 million compared to $199.8 million at December 31, 2005. The ratio of current assets to current liabilities was 3.5 at March 31, 2006, compared to 3.9 at December 31, 2005. The decrease in net working capital resulted primarily from sales of the palladium received in the 2003 Norilsk Nickel transaction, which had been carried in inventory. That sales program was completed during the first quarter of 2006.
     Sale of the final 63,000 ounces of palladium from the Norilsk Nickel transaction generated $17.6 million of revenue during the first quarter of 2006. With the completion of this sales program during the first quarter, the Company expects to see an associated reduction in its cash flow from operations for the balance of 2006 and going forward. If PGM prices continue at their March 31, 2006 levels and year-to-date growth in recycling volumes is sustained, some of this reduction in operating cash flow could be offset by higher revenue from the Company’s other business segments in 2006. However, there can be no assurance that the quarter-end price levels and recycling volumes will be maintained in the future, and lack of the palladium sales from Norilsk Nickel transaction in the absence of these price and volume levels, coupled with the Company’s current aggressive capital program, could result in a substantial drawdown of cash during 2006. Longer term, as discussed at length in the Company’s 2005 Annual Report on Form 10-K, the Company’s capital investment program is aimed at reducing mining costs to a level that can sustain economic operations in a low PGM price environment, but at best the full benefits of this effort will not be realized for several years.
     In managing its cash, the Company from time to time utilizes short-term investments. These investments are typically federal agency notes and commercial paper.

     For the quarter ended March 31, 2006, net cash provided by operating activities was $37.0 million, compared to $45.3 million for the comparable period of 2005. The decrease in cash provided by operations of $8.4 million, was primarily a result of:

	Three months ended
	March 31
(in thousands)	2006	2005
Cash collected from customers	$154,812	$126,404
Cash paid to suppliers, employees and other	(117,740)	(80,128)
Interest received	1,993	1,014
Interest paid	(2,110)	(1,961)

Net cash provided by operating activities	$36,955	$45,329

     Net cash used in investing activities was $40.5 million during the first quarter of 2006 compared to $22.5 million in the same period in 2005. The Company’s investing activities are capital expenditures for property, plant, equipment, and purchases and sales of investments.
     Net cash used in financing activities was $9.8 million, an increase of $9.4 million from the same period in 2005. The cash used in both periods was primarily related to payments on long-term debt and capital lease obligations.
     Cash and cash equivalents decreased by $13.4 million during the first quarter of 2006, compared to an increase of $22.3 million for the first quarter of 2005.
Credit Facility
     As of March 31, 2006, the Company had $100.1 million outstanding under the term loan facility. During 2004, the Company obtained, and subsequently renewed, a letter of credit in the amount of $7.5 million as surety for its long-term reclamation obligation at East Boulder Mine. During 2005, the Company obtained a letter of credit in the amount of $6.6 million used as collateral for the Company’s surety bonds. As of March 31, 2006, the net amount available under the Company’s revolving credit facility was $25.9 million. As of March 31, 2006, $1.0 million of the long-term debt is classified as a current liability (See Note 6 to the Company’s consolidated financial statements).
Contractual Obligations
     The Company is obligated to make future payments under various contracts such as debt and capital lease agreements. The following table represents significant contractual cash obligations and other commercial commitments and the related interest payments as of March 31, 2006:

in thousands	2006(1)	2007	2008	2009	2010	Thereafter	Total
Term loan facility	$764	$1,019	$1,019	$1,019	$96,306	$—	$100,127
Capital lease obligations	362	476	460	522	—	—	1,820
Special Industrial Education Impact Revenue Bonds	165	178	190	97	—	—	630
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	393	456	429	160	160	642	2,240
Asset retirement obligations	—	—	—	—	—	53,732	53,732
Payments of interest	8,379	10,214	10,114	9,735	6,414	22,800	67,656
Other noncurrent liabilities	—	14,513	—	—	—	—	14,513

Total	$10,063	$26,856	$12,212	$11,533	$102,880	$107,174	$270,718

(1)	Amounts represent cash obligations for April –December 2006.
     Debt obligations referred to in the table above are presented as due for repayment under the terms of the loan agreements and before any effect of payments of excess cash flow. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2007 include workers’ compensation costs, property taxes and severance taxes. Interest payments noted in the table above assume no early extinguishments of debt and no changes in interest rates.

Critical Accounting Policies
     Listed below are the accounting policies that the Company believes are critical to its financial statements due to the degree of uncertainty regarding estimates or assumptions involved and the magnitude of the liability, revenue or expense being reported.
Share Based Compensation
     Effective January 1, 2005, the Company elected early adoption of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123 (R)). This pronouncement replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and determined on a fair-value-based measurement method. The fair values for stock options and other stock-based compensation awards issued to employees are estimated at the date of grant using a Black-Scholes option pricing model.
     The Company has elected to use the modified version of prospective application allowable under the transition provisions of SFAS No. 123 (R). Using this modified transition method, compensation cost is recognized for (1) all awards granted, modified, canceled, or repurchased after the date of adoption and (2) the unvested portion of previously granted awards for which the requisite service has not yet been rendered as of the date of adoption, based on the fair value of those awards on the grant date. The compensation cost was approximately $78,000 and $95,000 for the three month periods ended March 31, 2006 and 2005, respectively.
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

Exploration Expenditures
     From time to time the Company undertakes exploration programs on properties not associated with its existing mining operations. The Company expenses the cost of such exploration programs as incurred until such time as a property is determined to be economically feasible to develop. If development of a property subsequently is determined to be economically feasible, costs incurred from that point forward are capitalized. These capitalized costs are subsequently amortized using the units-of-production method applied over the mineral reserves expected to be produced from that property.
Derivative Instruments
     From time to time, the Company enters into derivative financial instruments, including fixed forwards and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue. The Company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value, and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge, and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. The Company primarily uses derivatives to hedge metal prices and interest rates. As of March 31, 2006, the net unrealized loss on outstanding derivatives associated with commodity instruments is valued at $34.3 million, and is reported as a component of accumulated other comprehensive income. Because these hedges are highly effective, the Company expects any ultimate gains or losses on the hedging instruments will be largely offset by corresponding changes in the value of the hedged transaction.
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at March 31, 2006, for the portion of the Company’s net deferred tax assets, which, more likely than not, will not be realized (See Note 10 to the Company’s consolidated financial statements). Based on the Company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the Company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the Company could owe income taxes prospectively on the resulting higher than projected taxable income.
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

Asset Impairment
     In accordance with the methodology prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (considering current and historical prices, long-term sales contract prices, price trends and related factors), production levels and capital and reclamation expenditures, all based on life-of-mine plans and projections. If the assets are impaired, a calculation of fair market value is performed, and if fair market value is lower than the carrying value of the assets, the assets are reduced to their fair market value.
FORWARD LOOKING STATEMENTS; FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Such statements include, but are not limited to, comments regarding expansion plans, costs, grade, production and recovery rates, permitting, labor matters, financing needs, the terms of future credit facilities and capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and compliance, litigation and the palladium and platinum market. Additional information regarding factors which could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” in the Company’s 2005 Annual Report on Form 10-K.
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
     During the third quarter of 2005, the major U.S. bond rating agencies downgraded the corporate ratings of General Motors Corporation and Ford Motor Company, both key customers. As a result, the debt of these companies no longer qualifies as investment grade. The Company’s business is substantially dependent on its contracts with Ford and General Motors, particularly when the floor prices in these contracts are significantly greater than the market price of palladium. Under applicable law, these contracts may be void or voidable if General Motors or Ford becomes insolvent or files for bankruptcy. The loss of either of these contracts could require the Company to sell at prevailing market prices, which might expose it to lower metal prices as compared to the floor prices under the contracts. In such an event, the Company’s operating plans could be threatened. In addition, under the Company’s credit facility, a default or modification of these contracts could prohibit additional loans or require the immediate repayment of outstanding loans. Thus, particularly in periods of relatively low PGM prices, termination of these contracts could have a material adverse impact on the Company’s operations and viability. Citing the deterioration of the Ford and General Motors credit positions, as well as cash flow concerns following completion of the program to sell off the palladium received in the 2003 Norilsk Nickel transaction and the continuing high cost of operations, Standard and Poor’s downgraded the Company’s corporate and senior debt credit ratings by one level during the first quarter of 2006.
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
     As of March 31, 2006, the Company was party to financially settled forward agreements covering approximately 40% of its anticipated platinum sales from mine production from April 2006 through June 2008. These transactions are designed to hedge a total of 173,500 ounces of platinum sales from mine production for the next twenty-seven months at an overall average price of approximately $902 per ounce.
     The Company enters into fixed forwards and financially settled forwards relating to processing of spent catalysts. These transactions are accounted for as cash-flow hedges. These sales of metals from PGM recycling are sold forward at the time of receipt and delivered against the cash flow hedges when the ounces are recovered. All of these open transactions will settle at various periods through July 2006 (See Note 9 to the Company’s consolidated financial statements). The unrealized loss related to PGM recycling on these instruments due to changes in metal prices at March 31, 2006 was $1.5 million. The corresponding unrealized gain on these instruments was $0.1 million at March 31, 2005.
     Until these contracts mature, any net change in the value of the hedging instrument, due to changes in metal prices, is reflected in stockholders’ equity in accumulated other comprehensive income. A net unrealized loss of $34.3 million on these hedging instruments ($32.8 million unrealized loss related to financially settled forwards for mine production and a $1.5 million unrealized loss related to fixed forwards for PGM recycling), existing at March 31, 2006, is reflected in accumulated other comprehensive income (See Note 4 to the Company’s consolidated financial statements). Because these hedges are highly efficient, when these instruments are settled any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sales and will be recognized at that time in operating income. All commodity instruments outstanding at March 31, 2006 are expected to be settled within the next twenty-seven months.

Interest Rate Risk
     On January 31, 2006, the Company completed an amendment to its primary credit facility that reduces the interest rate spreads on the term loan by 100 basis points. A previous provision that required the Company to fix the interest rate on 50% of the outstanding term loan balance through December 31, 2007, if and when the underlying three-month LIBOR reached 4.50% was also amended, increasing the threshold rate to 5.50%. Under the terms of the amendment, the Company must pay a 1% penalty on certain voluntary prepayment transactions that occur within one year of the effective date of the amendment.
     As of March 31, 2006, the Company had $100.1 million outstanding under the term loan facility, bearing interest based on a variable rate plus a margin (LIBOR plus 2.25%, or 6.875% at March 31, 2006). The Company’s credit facility allows the Company to choose between loans based on LIBOR plus a spread of 2.25% or alternative base rate loans plus a spread of 1.25%. The alternative base rate is a rate determined by the administrative agent under the new credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 7.75% at March 31, 2006. The final maturity of the term loan facility is July 30, 2010.
     As of March 31, 2006, the Company had a $40.0 million revolving credit facility. This revolving credit facility includes a letter of credit facility. The Company has obtained two letters of credit totaling $14.1 million, which reduce the amount available under the revolving credit facility to $25.9 million at March 31, 2006. The letters of credit carry an annual fee of 2.375% at March 31, 2006. The $25.9 million unused portion of the revolving credit facility carries an annual commitment fee of 0.75%.
     A change in interest rate of 1% per annum would increase current interest expense by about $1.0 million per year, based on outstanding debt at March 31, 2006. However, the Company also holds significant cash balances earning interest that would substantially offset the effect of such a rate increase.
Item 4. Controls and Procedures
     (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. As of March 31, 2006, two of the material weaknesses in internal control over financial reporting discussed in Item 9A of the Company’s 2005 Annual Report on Form 10-K have not yet been fully remedied. These material weaknesses are described below in Item 4(b).
     Through the date of the filing of this Form 10-Q, we have adopted remedial measures to address the deficiencies in our internal controls that existed on March 31, 2006. In addition, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, to the best of its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements complete, accurate and not misleading, and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of, and for, the periods represented in this report.
     (b) Internal Control Over Financial Reporting. In reviewing internal control over financial reporting at March 31, 2006, management determined that two of the material weaknesses identified at December 31, 2005 and reported in the Company’s 2005 Annual Report on Form 10-K have not yet been resolved. The Company’s internal control procedures over financial statement preparation and controls over the invoicing of by-product sales that were identified as material weaknesses at December 31, 2005, in the opinion of management also were ineffective as of March 31, 2006. In part, management believes these continuing control issues are attributable to excessive staff workloads. To address these issues, the Company is continuing to hire new employees, provide additional training and address employee workloads. Furthermore, the Company plans to automate certain complex accounting analyses through new computer routines.

     Except as described below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The Company has implemented or is in the process of implementing the following changes to internal control over financial reporting during the first quarter of 2006 in response to material weaknesses identified as of December 31, 2005, as previously reported in Item 9A(b) Management’s Report on Internal Control Over Financial Reporting, in the Company’s 2005 Annual Report on Form 10-K:
•	Strengthened company-level controls over financial reporting
•	The Company is increasing the sufficiency and training of personnel through filling vacant financial positions and creating new positions in order to reduce individual workload and strengthen financial oversight. The Company also is expanding and formalizing its training and orientation efforts within the finance function.

•	The Company has expanded its process for developing, documenting and reviewing accounting procedures for new accounting pronouncements and provided for specific training of those responsible for implementation.

•	The Company is improving communication among departments by implementing new management reports and reconciliations, assuming certain metals functions previously performed by other departments, introducing a new contract administrator position within the sales department, and providing for Controller review of all new and amended sales agreements and other non-standard transactions.
•	Financial statement preparation and review procedures
•	The Company is adding new employees in order to reduce individual workload and strengthen financial oversight.

•	The Company has enhanced its review process over supporting workpapers for the consolidated financial statements.
•	Controls over consigned inventory at a third-party location
•	Processes for approving and tracking metal consignments have been formalized.

•	The new contract administrator position will be given responsibility for tracking consigned inventory and ensuring contract provisions are met.

•	A company-wide metals inventory reconciliation has been implemented, and new management reports are being generated.
•	Controls over invoicing of by-product sales
•	The new metals administrator position will be given responsibility for tracking consigned inventory and ensuring contract provisions are met.

•	The process over follow-up on delinquent collections has been formalized for by-product accounts receivable.
     The Audit Committee has been and expects to remain actively involved in the remediation planning and implementation. The Company is fully committed to remediating our material weaknesses in internal control over financial reporting. However, in the areas noted, remediation of the design of the deficient controls are not complete.

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
Stockholder Litigation
     In 2002, nine lawsuits were filed against the Company and certain senior officers in United States District Court, Southern District of New York, purportedly on behalf of a class of all persons who purchased or otherwise acquired common stock of the Company from April 20, 2001 through and including April 1, 2002. They assert claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by the Company regarding its financial performance and, in particular, its accounting for probable ore reserves. In July 2002, the court consolidated these actions, and in May 2003, the case was transferred to federal district court in Montana. In May 2004, defendants filed a motion to dismiss plaintiffs’ second amended complaint, and in June 2004, plaintiffs filed their opposition and defendants filed their reply. Defendants have reached an agreement in principle with plaintiffs to settle the federal class action subject to documentation, court approval and such additional confirmatory discovery as the parties have agreed is appropriate to confirm the fairness of the proposed settlement. Under the proposed agreement, any settlement amount will be paid by the Company’s insurance carrier and will not involve any out-of-pocket payment by the Company or the individual defendants. In light of the proposed settlement, the hearing on defendants’ motion to dismiss has been taken off calendar, without prejudice to their right to reinstate the motion in the event the parties are not successful in negotiating the terms of the final settlement papers.
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
Item 1A. Risk Factors
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of stockholders was held on April 27, 2006. The following table sets forth the proposals presented at the annual meeting and the votes cast in connection with each proposal. Further information regarding these proposals was included in the Company’s proxy statement filed with the Securities and Exchange Commission on March 29, 2006.

Proposal	For	Against	Abstain	Withheld
1. To elect nine directors to the Company’s Board of Directors
Craig L. Fuller	80,105,409			588,064
Patrick M. James	80,100,586			592,887
Steven S. Lucas	79,967,792			725,681
Joseph P. Mazurek	74,038,998			6,654,475
Francis R. McAllister	80,114,178			579,295
Sheryl K. Pressler	78,727,993			1,965,480
Donald W. Riegle, Jr.	78,639,759			2,053,714
Todd D. Schafer	78,504,910			2,188,563
Jack E. Thompson	80,122,939			570,534
2. To ratify the appointment of KPMG LLP as the Company’s independent accountants for 2006	80,564,239	105,028	24,206
Item 5. Other Information
None
Item 6. Exhibits
Exhibits: See attached exhibit index

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY		(Registrant)

Date: May 4, 2006	By:	/s/ Francis R. McAllister

Francis R. McAllister
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2006	By:	/s/ Gregory A. Wing

Gregory A. Wing
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBITS

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated May 4, 2006

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated May 4, 2006

32.1	Section 1350 Certification, dated May 4, 2006

32.2	Section 1350 Certification, dated May 4, 2006