Form 10-Q
period 2006-06-30
STILLWATER MINING CO /DE/
filed 2006-08-08
CIK 931948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐  NO ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑  NO ☐
At August 2, 2006 the Company had outstanding 91,291,866 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED JUNE 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Stillwater Mining Company
Statement of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Mine production	$74,099	$75,845	$136,373	$140,034
PGM recycling	39,579	16,849	74,254	41,958
Sales of palladium received in the Norilsk Nickel transaction and other	3,148	32,716	46,158	71,795

Total revenues	116,826	125,410	256,785	253,787

Costs and expenses
Cost of metals sold
Mine production	50,015	51,305	94,436	96,980
PGM recycling	37,969	15,857	69,937	39,322
Sales of palladium received in Norilsk Nickel transaction and other	3,162	30,382	39,064	66,819

Total costs of metals sold	91,146	97,544	203,437	203,121

Depreciation and amortization
Mine production	21,351	21,821	41,261	39,277
PGM recycling	25	14	50	27

Total depreciation and amortization	21,376	21,835	41,311	39,304

Total costs of revenues	112,522	119,379	244,748	242,425

Exploration	332	—	332	—
Marketing	682	142	890	352
General and administrative	5,961	4,806	12,058	9,347

Total costs and expenses	119,497	124,327	258,028	252,124

Operating (loss) income	(2,671)	1,083	(1,243)	1,663
Other income (expense)
Interest income	3,069	1,178	5,053	2,192
Interest expense	(2,735)	(2,876)	(5,540)	(5,678)

Loss before income tax provision	(2,337)	(615)	(1,730)	(1,823)
Income tax provision (see Note 10)	—	—	(10)	(3)

Net loss	$(2,337)	$(615)	$(1,740)	$(1,826)

Other comprehensive loss, net of tax (see Note 4)	(13,042)	(2,218)	(29,592)	(1,957)

Comprehensive loss	$(15,379)	$(2,833)	$(31,332)	$(3,783)

Weighted average common shares outstanding
Basic	91,207	90,608	91,135	90,550
Diluted	91,207	90,608	91,135	90,550

Basic loss per share

Net loss	$(0.03)	$(0.01)	$(0.02)	$(0.02)

Diluted loss per share

Net loss	$(0.03)	$(0.01)	$(0.02)	$(0.02)

See notes to financial statements

Stillwater Mining Company
Balance Sheet
(Unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$35,957	$80,260
Restricted cash	2,685	2,685
Investments, at fair market value	54,668	55,668
Inventories	128,992	86,634
Accounts receivable	12,494	27,287
Deferred income taxes	3,060	5,313
Prepaid deposits	24,668	6,950
Other current assets	4,926	4,114

Total current assets	$267,450	$268,911

Property, plant and equipment (net of $180,251 and $141,396 accumulated depreciation and amortization)	448,735	445,199
Other noncurrent assets	10,423	7,347

Total assets	$726,608	$721,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,185	$14,407
Accrued payroll and benefits	18,625	17,801
Property, production and franchise taxes payable	10,396	9,542
Current portion of long-term debt and capital lease obligations	1,646	1,776
Portion of debt repayable upon liquidation of finished palladium in inventory	—	7,324
Fair value of derivative instruments	34,978	13,284
Other current liabilities	11,498	4,953

Total current liabilities	$93,328	$69,087

Long-term debt and capital lease obligations	129,846	132,307
Fair value of derivative instruments	12,447	4,318
Deferred income taxes	3,060	5,313
Accrued workers compensation	9,480	5,854
Asset retirement obligation	7,646	7,328
Other noncurrent liabilities	4,004	3,706

Total liabilities	$259,811	$227,913

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value, 200,000,000 shares authorized; 91,247,742 and 90,992,045 shares issued and outstanding	912	910
Paid-in capital	612,411	607,828
Accumulated deficit	(99,532)	(97,792)
Accumulated other comprehensive loss	(46,994)	(17,402)

Total stockholders’ equity	$466,797	$493,544

Total liabilities and stockholders’ equity	$726,608	$721,457

See notes to financial statements

Stillwater Mining Company
Statement of Cash Flows
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Cash flows from operating activities
Net loss	$(2,337)	$(615)	(1,740)	$(1,826)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	21,376	21,835	41,311	39,304
Lower of cost or market inventory adjustment	42	—	1,140	—
Loss on disposal of property, plant and equipment	50	—	235	—
Stock issued under employee benefit plans	941	1,191	2,254	2,318
Amortization of debt issuance costs	198	159	383	319
Share based compensation	933	666	1,527	1,055

Changes in operating assets and liabilities
Inventories	(39,572)	19,680	(43,652)	44,482
Accounts receivable	(60)	(3,819)	14,793	(4,819)
Accounts payable	2,669	9	1,778	(492)
Other	(11,946)	(4,167)	(8,781)	(73)

Net cash (used in) provided by operating activities	(27,706)	34,939	9,248	80,268

Cash flows from investing activities
Capital expenditures	(22,232)	(22,755)	(45,356)	(40,222)
Proceeds from disposal of property, plant and equipment	207	—	263	—
Purchases of investments	(19,859)	(6,440)	(68,019)	(22,671)
Proceeds from maturities of investments	38,532	24,670	69,250	35,821

Net cash used in investing activities	(3,352)	(4,525)	(43,862)	(27,072)

Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(461)	(7,488)	(9,915)	(7,941)
Payments for debt issuance costs	—	—	(579)	—
Issuance of common stock, net of stock issue costs	601	1	805	9

Net cash provided by (used in) financing activities	140	(7,487)	(9,689)	(7,932)

Cash and cash equivalents
Net increase (decrease)	(30,918)	22,927	(44,303)	45,264
Balance at beginning of period	66,875	118,389	80,260	96,052

Balance at end of period	$35,957	$141,316	$35,957	$141,316

See notes to financial statements

Stillwater Mining Company
Notes to Financial Statements
(Unaudited)
Note 1 — General
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of June 30, 2006, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2006 and 2005. Certain prior period amounts have been reclassified to conform with the current period presentation in which depreciation and amortization and cost of metals sold for the three and six month periods ended June 30, 2005 have been adjusted to move the income effect of changes in inventoried depreciation and amortization from cost of metals sold to depreciation and amortization expense. For the three month periods ended June 30, 2006 and 2005, $(1.0) million and $(1.9) million, respectively, of depreciation and amortization was capitalized in inventory. For the six month periods ended June 30, 2006 and 2005, $(0.2) million and $1.5 million, respectively, of depreciation and amortization was capitalized in inventory. Prior period amounts of revenue and general and administrative expenses have also been reclassed for the six month period ended June 30, 2005. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements in this quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2006 Quarterly Report on Form 10-Q and in the Company’s 2005 Annual Report on Form 10-K.
     The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management’s estimates relate to mineral reserves, reclamation and environmental obligations, valuation allowance for deferred tax assets, useful lives utilized for depreciation, amortization and accretion calculations, future cash flows from long-lived assets, and fair value of derivative instruments. Actual results could differ from these estimates.
Note 2 — Share-Based Payments
     The Company sponsors stock option plans that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. During 2004, the 1994 Incentive Plan was terminated. Authorized shares of common stock have been reserved for options that were issued prior to the expiration of the plan. In October 2003, stockholders approved the General Plan. In April 2004, stockholders approved the 2004 Equity Incentive Plan. As of June 30, 2006, there were approximately 7,801,000 shares of common stock authorized for issuance under the plans, including approximately 5,250,000, 1,400,000 and 1,151,000 authorized for the 2004 Equity Incentive Plan, the General Plan and the 1994 Incentive Plan, respectively. Options for approximately 5,010,000 and 2,791,000 shares were available and reserved, respectively for grant as of June 30, 2006 under the 2004 Equity Incentive Plan and the General Plan.
     Awards granted under the plans may consist of incentive stock options (ISOs) or non-qualified stock options (NQSOs), stock appreciation rights (SARs), nonvested shares or other stock-based awards, with the exception that non-employee directors may not be granted SARs and only employees of the Company may be granted ISOs.
     The plans are administered by the Compensation Committee of the Company’s Board of Directors, which determines the exercise price, exercise period, vesting period and all other terms under each plan. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. The Company received approximately $601,000 and $1,400 in cash from the exercise of stock options in the three month periods ended June 30, 2006 and 2005, respectively. The Company received approximately $805,000 and $9,400 in cash from the exercise of stock options in the six month periods ended June 30, 2006 and 2005, respectively.

     On May 7, 2004, 348,170 nonvested shares were granted to certain members of management. These nonvested shares are scheduled to vest on May 7, 2007. The market value of the nonvested shares totaled approximately $4.5 million on grant date. Compensation expense related to 2004 nonvested share grants was $0.7 million for the six month periods ended June 30, 2006 and 2005 and $0.4 million for the second quarters of 2006 and 2005.
     On May 3, 2005, 10,904 nonvested shares were granted to the non-management directors serving on the Company’s Board of Directors. These nonvested shares vested on November 2, 2005. Also, on May 3, 2005, 225,346 nonvested shares were granted to certain members of management. These nonvested shares are scheduled to vest on May 2, 2008. The market value of the nonvested shares totaled approximately $1.7 million on the grant date. Compensation expense related to 2005 nonvested share grants was $0.1 million and $ 0.3 million for the three and six month periods ended June 30, 2006, respectively and $0.1 million for the three and six month periods ended June 30, 2005.
     On April 27, 2006, 9,752 nonvested shares were granted to the non-management directors serving on the Company’s Board of Directors. These nonvested shares are scheduled to vest on October 26, 2006. Also, on April 27, 2006, 288,331 nonvested shares were granted to certain members of management. These nonvested shares are scheduled to vest on April 26, 2009. The market value of the nonvested shares totaled approximately $4.9 million on the grant date. Compensation expense related to 2006 nonvested share grants was $0.3 million for the three and six month periods ended June 30, 2006.
     On May 3, 2005, the Company’s Board of Directors implemented the Stillwater Mining Company Non-Employee Directors’ Deferral Plan, which allows non-employee directors to defer all or any portion of the compensation received as directors, in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). The plan provides for a Company matching contribution equal to 20% of the participant’s deferred amount. In accounting for this plan, the Company follows the provisions of APB Opinion No. 12, Omnibus Opinion – 1967 on accounting for deferred compensation plans other than post-retirement plans in conjunction with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested. Compensation expense related to the Non-Employee Directors’ Deferral Plan was $8,750 and $15,000 during the three and six month periods ended June 30, 2006, respectively.
     On February 1, 2006, the Company’s Board of Directors implemented the Stillwater Mining Company Nonqualified Deferred Compensation Plan, which allows officers of the Company to defer up to 60% of their salaries and up to 100% of cash compensation other than salary in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). For each Plan year, the amount of employer matching contributions is up to a maximum of 6% of the participant’s compensation for the calendar year. In accounting for this plan, the Company follows the provisions of APB Opinion No. 12, Omnibus Opinion – 1967 on accounting for deferred compensation plans other than post-retirement plans in conjunction with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested. Compensation expense deferred under the Nonqualified Deferred Compensation Plan was approximately $48,000 and $70,000 for the second quarter and first six month period of 2006, respectively.
     The Company recognizes the compensation costs associated with its stock option grants based on their fair market value on the date of grant. The compensation expense related to the fair value of stock options during the three month periods ended June 30, 2006 and 2005 was $99,342 and $97,863, respectively, and was recorded in general and administrative expenses. Compensation expense related to the fair value of stock options during the six month periods ended June 30, 2006 and 2005 was $176,956 and $192,623, respectively.
     The fair value of options in 2006 and 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Three months ended June 30,	2006	2005
Weighted-average expected lives (years)	3.7	3.7
Interest rate	5.0%	3.8%
Volatility	61%	62%
Dividend yield	—	—

     Stock option activity for the six month periods ended June 30, 2006 and 2005, is summarized as follows:

			Weighted Average
		Weighted Average	Grant-Date Fair
As of June 30, 2006	Shares	Exercise Price	Value
Options outstanding at December 31, 2005	1,515,872	$20.21
Options exercisable at December 31, 2005	1,360,819
First Quarter 2006 Activity
Options granted	17,775	13.17	$9.00
Options exercised	(31,768)	12.27
Options canceled/forfeited	(64,452)	28.72

Options outstanding at March 31, 2006	1,437,427	$19.92
Options exercisable at March 31, 2006	1,289,580
Second Quarter 2006 Activity
Options granted	25,025	14.42	$14.42
Options exercised	(64,690)	6.64
Options canceled/forfeited	(33,873)	22.32

Options outstanding at June 30, 2006	1,363,889	$20.39
Options exercisable at June 30, 2006	1,218,140

			Weighted Average
		Weighted Average	Grant-Date Fair
As of June 30, 2005	Shares	Exercise Price	Value
Options outstanding at December 31, 2004	1,731,663	$20.92
Options exercisable at December 31, 2004	1,521,204
First Quarter 2005 Activity
Options granted	23,550	10.95	$9.25
Options exercised	(2,176)	7.02
Options canceled/forfeited	(66,984)	30.14

Options outstanding at March 31, 2005	1,686,053	$20.41
Options exercisable at March 31, 2005	1,496,568
Second Quarter 2005 Activity
Options granted	6,550	7.19	$7.19
Options exercised	(583)	2.53
Options canceled/forfeited	(86,397)	17.39

Options outstanding at June 30, 2005	1,605,623	$20.52
Options exercisable at June 30, 2005	1,436,569
     Amounts in 2005 shown above have been revised to exclude units of nonvested shares.

     The total intrinsic value of stock options exercised during the quarters ended June 30, 2006, and 2005, was approximately $701,000 and $2,600, respectively. At June 30, 2006, the total intrinsic value was approximately $1,074,000 and $767,000 for stock options outstanding and exercisable, respectively.
The following table summarizes information for outstanding and exercisable options as of June 30, 2006:

		Options Outstanding		Options Exercisable
		Average	Weighted		Weighted
Range of	Number	Remaining	Average Exercise	Number	Average Exercise
Exercise Price	Outstanding	Contract Life	Price	Exercisable	Price
$2.30 — 4.66	19,955	6.2	$2.88	19,955	$2.88
$4.67 — 9.32	139,117	7.4	$6.95	90,387	$6.60
$9.33 — 13.99	103,890	6.3	$12.19	49,484	$12.63
$14.00 — 18.65	330,688	3.5	$15.74	288,075	$15.82
$18.66 — 23.31	296,539	5.4	$19.36	296,539	$19.36
$23.32 — 27.98	201,125	2.6	$26.49	201,125	$26.49
$27.99 — 32.64	100,175	3.5	$30.47	100,175	$30.47
$32.65 — 37.30	111,400	4.5	$34.63	111,400	$34.63
$37.31 — 41.97	61,000	4.1	$38.27	61,000	$38.27

	1,363,889	4.5	$20.39	1,218,140	$21.47

A summary of the status of the Company’s nonvested stock options as of June 30, 2006, and changes during the three month period ended June 30, 2006 is presented below:

		Weighted-Average
Nonvested Options	Options	Grant-Date Fair Value
Nonvested options at December 31, 2005	154,190	$9.90

Options granted	17,775	13.18
Options vested	(21,123)	12.33
Options forfeited	(2,995)	12.44

Nonvested options at March 31, 2006	147,847	$9.90

Options granted	25,025	14.36
Options vested	(20,523)	6.17
Options forfeited	(6,600)	5.60

Nonvested options at June 30, 2006	145,749

     Total compensation cost related to nonvested stock options not yet recognized is $198,684, $179,648, $55,824, and $7,281 for the remaining six months of 2006 and for years 2007, 2008, and 2009, respectively.
Note 3 — Investments
     The Company held $54.7 million of available for sale marketable securities at June 30, 2006. Investments held consisted of federal agency notes and commercial paper.
     The cost, gross unrealized gains, gross unrealized losses, and fair value of available for sale investment securities by major security type and class of security at June 30, 2006 were as follows:

		Gross	Gross
		unrealized	unrealized	Fair
(in thousands)	Cost	gains	losses	market value
At June 30, 2006
Federal agency notes	$46,386	$368	$35	$46,719
Commercial paper	7,851	98	—	7,949

	$54,237	$466	$35	$54,668

Note 4 — Comprehensive Income
     Comprehensive income consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income. As of June 30, 2006, such items consist of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities and on available for sale marketable securities.
     The Company had commodity instruments relating to fixed forward metal sales and financially settled forwards outstanding during the second quarter of 2006. The net unrealized loss on these instruments, $47.4 million at June 30, 2006, will be reflected in other comprehensive income until these instruments are settled. All commodity instruments outstanding at June 30, 2006, are expected to be settled within the next twenty-four months (See Note 9).
     The following summary sets forth the changes in accumulated other comprehensive loss in stockholders’ equity:

(in thousands)	Available for Sale	Commodity	Accumulated Other
As of June 30, 2006	Securities	Instruments	Comprehensive Loss

Balance at December 31, 2005	$202	$(17,604)	$(17,402)

Reclassification to earnings	—	5,398	5,398
Change in value	159	(22,107)	(21,948)

Comprehensive income (loss)	$159	$(16,709)	$(16,550)

Balance at March 31, 2006	$361	$(34,313)	$(33,952)

Reclassification to earnings	—	9,221	9,221
Change in value	70	(22,333)	(22,263)

Comprehensive income (loss)	$70	$(13,112)	$(13,042)

Balance at June 30, 2006	$431	$(47,425)	$(46,994)

(in thousands)	Available for Sale	Commodity	Accumulated Other
As of June 30, 2005	Securities	Instruments	Comprehensive Loss

Balance at December 31, 2004	$—	$(4,965)	$(4,965)

Reclassification to earnings	—	1,099	1,099
Change in value	—	(838)	(838)

Comprehensive income (loss)	$—	$261	$261

Balance at March 31, 2005	$—	$(4,704)	$(4,704)

Reclassification to earnings	—	1,278	1,278
Change in value	—	(3,496)	(3,496)

Comprehensive income (loss)	$—	$(2,218)	$(2,218)

Balance at June 30, 2005	$—	$(6,922)	$(6,922)

Note 5 — Inventories
     During the first six months of 2006, the Company reduced the aggregate inventory carrying value of certain components of its in-process and finished goods inventories by $1.1 million to reflect costs in excess of market value.

     Inventories reflected in the accompanying balance sheet consisted of the following:

	June 30,	December 31,
(in thousands)	2006	2005
Metals Inventory
Raw ore	$2,558	$2,206
Concentrate and in-process	46,086	24,661
Finished goods	64,737	35,945
Palladium inventory from Norilsk Nickel transaction	—	10,694

	113,381	73,506
Materials and supplies	15,611	13,128

	$128,992	$86,634

Note 6 — Long-Term Debt
Credit Agreement
     On August 3, 2004, the Company entered into a $180 million credit facility with a syndicate of financial institutions. The credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 325 basis points) and a $40 million five-year revolving credit facility bearing interest, when drawn, at a variable rate plus a margin (LIBOR plus 225 basis points, or 7.625% at June 30, 2006) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility; undrawn letters of credit issued under this facility carry an annual fee of 2.375%. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced in August 2004.
     On January 31, 2006, the Company completed an amendment to its primary credit facility that reduces the interest rate spread on the term loan portion of the facility from the original 325 basis points to 225 basis points. The interest rate was 7.625% at June 30, 2006. A previous provision that required the Company to fix the interest rate on 50% of the outstanding term loan balance through December 31, 2007, if and when the underlying three-month LIBOR reached 4.50% was also amended, increasing the threshold rate to 5.50%. Under the terms of the amendment, the Company would pay a 1% penalty on certain voluntary prepayment transactions that occur within one year of the effective date of the amendment.
     As of June 30, 2006, the Company had $99.9 million outstanding under the term loan facility. During 2004, the Company obtained, and has subsequently renewed, a letter of credit in the amount of $7.5 million as surety for its long-term reclamation obligation at East Boulder Mine. During 2005, the Company obtained a letter of credit in the amount of $6.6 million, also subsequently renewed, used as collateral for the Company’s surety bonds. As of June 30, 2006, the net amount available under the Company’s revolving credit facility was $25.9 million.
     The credit facility requires as prepayments 50% of the Company’s annual excess cash flow, plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. The Company also was required to remit 25% of the net proceeds from sales of the palladium received in the Norilsk Nickel transaction to prepay its term loan facility. These sales were completed in March 2006. All prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The Company’s term loan facility allows the Company to choose among LIBOR loans of various maturities plus a spread of 2.25% or alternate base rate loans plus a spread of 1.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 8.25% at June 30, 2006. The alternate base rate applies only to that portion of the term loan facility in any period for which the Company has not elected to use LIBOR contracts. Substantially all the property and assets of the Company are pledged as security for the credit facility. As of June 30, 2006, $1.0 million of the credit facility is classified as a current liability.

     The Company’s primary credit agreement, as amended in January of 2006, requires the Company to fix the interest rate on a notional amount equal to at least 50% of its outstanding debt through December 31, 2007, within 45 days of receiving notice from the lenders that the three-month London Interbank Offer Rate (LIBOR) equals or exceeds 5.50%. The Company received such notice from the lenders in a letter dated as of June 29, 2006, and on July 28, 2006, entered into an interest rate swap agreement that effectively fixes the interest rate on $50 million of the Company’s outstanding debt through December 31, 2007. The effective rate of the interest rate swap is approximately 7.628%.
     The following is a schedule of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility at June 30, 2006, without regard to the prepayments required to be offered out of excess cash flow, or paid at the Company’s discretion:

Credit Facility
Scheduled Repayments
Year ended	(in thousands)

2006 (July-December)	$510
2007	1,019
2008	1,019
2009	1,019
2010	96,305

Total	$99,872

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
     Outstanding options for the three month and six month periods ended June 30, 2006 and 2005 were excluded from the computation of diluted earnings per share because the effect would have been antidilutive using the treasury stock method and inclusion of these options would have reduced the net loss per share.
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

     Sales to significant customers, including the three contracts noted above, as a percentage of total revenues for the three and six month periods ended June 30, 2006 and 2005 were as follows:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Customer A	46%	43%	39%	40%
Customer B	*	19%	12%	18%
Customer C	16%	17%	13%	20%
Customer D	12%	*	10%	*

	74%	79%	74%	78%

*	Represents less than 10% of total revenues.
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

	PALLADIUM				PLATINUM
	Subject to		Subject to		Subject to		Subject to
	Floor Prices		Ceiling Prices		Floor Prices		Ceiling Prices
	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling
Year	Production	Price	Production	Price	Production	Price	Production	Price
2006	100%	$339	31%	$703	80%	$425	16%	$856
2007	100%	$339	16%	$975	70%	$425	14%	$850
2008	82%	$380	20%	$975	70%	$425	14%	$850
2009	80%	$380	20%	$975	70%	$425	14%	$850
2010	80%	$375	20%	$975	70%	$425	14%	$850
Palladium acquired in connection with the Norilsk Nickel transaction and other activities:
     The Company entered into three sales agreements during the first quarter of 2004 to sell the palladium received in the Norilsk Nickel transaction. Under these agreements, the Company sold approximately 36,500 ounces of palladium per month at a slight volume discount to market prices. These sales were completed in the first quarter of 2006. Under one of these agreements, the Company also sold 3,250 ounces of platinum and 1,900 ounces of rhodium per month, at a slight volume discount to market price. The Company recognized revenue of $3.1 million on approximately 9,000 ounces of PGMs that were purchased in the open market and re-sold for the three months ended June 30, 2006. The Company recognized revenue of $12.0 million on approximately 10,000 ounces of PGMs that were purchased in the open market and re-sold under these sales agreements during the second quarter of 2005.
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
Commodity Derivatives
     The Company enters into fixed forwards and financially settled forwards that are accounted for as cash-flow hedges to hedge the price risk in its PGM recycling activity and portions of its mine production. In the fixed forward transactions, metals contained in the recycled materials are normally sold forward and subsequently delivered against the fixed forward contracts when the finished ounces are recovered. Financially settled forwards may be used as a mechanism to hedge against fluctuations in metal prices associated with future mine production. Under financially settled forwards, at each settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. The Company’s financially settled forwards are settled in cash at maturity.
     Prior to the second quarter of 2006, the Company accounted for the fixed forward contracts in its PGM recycling business as cash flow hedges. Because these transactions qualify as normal purchases and normal sales as provided in SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, for all such transactions entered into on or after April 1, 2006, the Company will no longer document these fixed forward contracts as cash flow hedges.
     As of June 30, 2006, the Company was party to financially settled forward agreements covering approximately 53% of its anticipated platinum sales from mine production from July 2006 through June 2008. These transactions are designed to hedge a total of 163,500 ounces of platinum sales from mine production for the next twenty-four months at an overall average price of approximately $943 per ounce. The unrealized loss on financially settled forwards on mine production due to changes in metals prices at June 30, 2006 was approximately $46.8 million.
     As of June 30, 2006, the Company was party to fixed forward agreements accounted for as cash flow hedges that settle in July 2006 on metals to be recovered through the Company’s recycling activities. The unrealized loss on these instruments as of June 30, 2006, due to changes in metal prices was $0.6 million.
     Until these forward contracts mature, any net change in the value of the hedging instrument due to changes in metal prices is reflected in stockholders’ equity as accumulated other comprehensive income (AOCI). A net unrealized loss of $47.4 million on these hedging instruments, existing at June 30, 2006, is reflected in AOCI (See Note 4). When these instruments are settled, any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sales and will be recognized at that time in operating income. All commodity instruments outstanding at June 30, 2006 are expected to be settled within the next twenty-four months.
     A summary of the Company’s derivative financial instruments as of June 30, 2006, is as follows:
Mine Production:
Financially Settled Forwards

	Platinum Ounces	Average Price	Index
Third Quarter 2006	26,500	$837	Monthly London PM Average
Fourth Quarter 2006	26,500	$887	Monthly London PM Average
First Quarter 2007	26,500	$914	Monthly London PM Average
Second Quarter 2007	27,000	$990	Monthly London PM Average
Third Quarter 2007	21,500	$960	Monthly London PM Average
Fourth Quarter 2007	20,500	$1,001	Monthly London PM Average
First Quarter 2008	9,000	$1,104	Monthly London PM Average
Second Quarter 2008	6,000	$1,054	Monthly London PM Average
PGM Recycling:
Fixed Forwards

	Platinum		Palladium		Rhodium
	Ounces	Price	Ounces	Price	Ounces	Price
Third Quarter 2006	35,405	$1,161	24,822	$343	4,111	$5,069
     The Company entered into an interest rate swap agreement on July 28, 2006 that fixes the interest rate on $50 million of the Company’s outstanding debt through December 31, 2007. The effective rate of the interest rate swap is approximately 7.628%.

Note 10 — Income Taxes
     The Company computes income taxes using the asset and liability approach as defined in SFAS No. 109, Accounting for Income Taxes, which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. At June 30, 2006, the Company has net operating loss carryforwards (NOLs), which expire in 2009 through 2025. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers more likely than not will not be realized. Except for statutory minimum payments required under certain state and local tax laws, the Company has not recognized any income tax provision or benefit for the three and six month periods ended June 30, 2006 and 2005, as any changes in the net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.
Note 11 — Segment Information
     The Company operates two reportable business segments: Mine Production and PGM Recycling. These segments are managed separately based on fundamental differences in their operations. The Mine Production segment consists of two business components: the Stillwater Mine and the East Boulder Mine. The Mine Production segment is engaged in the development, extraction, processing and refining of PGMs. The Company sells PGMs from mine production under long-term sales contracts, through derivative financial instruments and in open PGM markets. The financial results of the Stillwater Mine and East Boulder Mine have been aggregated, as both have similar products, processes, customers, distribution methods and economic characteristics. The PGM Recycling segment is engaged in the recycling of spent catalysts to recover the PGMs contained in those materials. The Company allocates the costs of the Smelter and Refinery to both the Mine Production segment and to the PGM Recycling segment for internal and segment reporting purposes because the Company’s smelting and refining facilities support the PGM extraction activities of both business segments.
     The All Other group primarily consists of total assets, revenues and costs associated with the palladium received in the Norilsk Nickel transaction, along with assets and costs of other corporate and support functions. As noted previously, the program to sell the palladium received in the Norilsk Nickel transaction was completed during the first quarter of 2006.

     The Company evaluates performance and allocates resources based on income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands)	Mine	PGM	All
Three months ended June 30, 2006	Production	Recycling	Other	Total

Revenues	$74,099	$39,579	$3,148	$116,826
Depreciation and amortization	$21,351	$25	$—	$21,376
Interest income	$—	$1,799	$1,270	$3,069
Interest expense	$—	$—	$2,735	$2,735
Income (loss) before income taxes	$2,733	$3,383	$(8,453)	$(2,337)
Capital expenditures	$22,106	$—	$126	$22,232
Total assets	$499,992	$90,735	$135,881	$726,608

(in thousands)	Mine	PGM	All
Three months ended June 30, 2005	Production	Recycling	Other	Total

Revenues	$75,845	$16,849	$32,716	$125,410
Depreciation and amortization	$21,821	$14	$—	$21,835
Interest income	$—	$224	$954	$1,178
Interest expense	$—	$—	$2,876	$2,876
Income (loss) before income taxes	$2,718	$1,203	$(4,536)	$(615)
Capital expenditures	$22,546	$37	$172	$22,755
Total assets	$476,747	$20,817	$241,799	$739,363

(in thousands)	Mine	PGM	All
Six months ended June 30, 2006	Production	Recycling	Other	Total

Revenues	$136,373	$74,254	$46,158	$256,785
Depreciation and amortization	$41,261	$50	$—	$41,311
Interest income	$—	$2,442	$2,611	$5,053
Interest expense	$—	$—	$5,540	$5,540
Income (loss) before income taxes	$676	$6,709	$(9,115)	$(1,730)
Capital expenditures	$45,125	$—	$231	$45,356
Total assets	$499,992	$90,735	$135,881	$726,608

(in thousands)	Mine	PGM	All
Six months ended June 30, 2005	Production	Recycling	Other	Total

Revenues	$140,034	$41,958	$71,795	$253,787
Depreciation and amortization	$39,277	$27	$—	$39,304
Interest income	$—	$493	$1,699	$2,192
Interest expense	$—	$—	$5,678	$5,678
Income (loss) before income taxes	$3,744	$3,103	$(8,673)	$(1,826)
Capital expenditures	$39,996	$29	$197	$40,222
Total assets	$476,747	$20,817	$241,799	$739,363
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

     The Mine Safety and Health Administration published a final rule in the Federal Register on May 18, 2006 that addressed diesel particulate matter exposure of underground metal and nonmetal miners. The final rule revises the May 20, 2006 effective date of the diesel particulate matter (DPM) final concentration limit of 160 micrograms of total carbon (TC) per cubic meter of air (160TC µg/m3) promulgated in the 2001 final rule “Diesel Particulate Matter Exposure of Underground Metal and Nonmetal Miners,” and published in the Federal Register on January 19, 2001 (66 FR 5706) and amended on September 19, 2005 (70 FR 55019).
     The final rule phases in the final limit of 160 Total Carbon micrograms per cubic meter of air (160TC µg/m3) over a two-year period, due to the updated feasibility information in the rulemaking record. Consequently, on May 20, 2006, the initial final limit is 308 micrograms of EC per cubic meter of air (308EC µg/m3), which is the same as the existing interim limit; on January 20, 2007, the final limit will be reduced by 50 micrograms and will be a TC limit of 350TC µg/m3; and on May 20, 2008, the final limit of 160TC µg/m3 will become effective. Note that the 350TC µg/m3 final limit and the 160TC µg/m3 final limit are established as TC-based limits in this final rule. MSHA intends to convert these TC limits to comparable EC limits through a separate rulemaking.
     Appropriate measurement methods and emission control standards do not yet exist that would ensure compliance in the Company’s mining environment with this new standard. The Company is aggressively exploring existing technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with Mine Safety and Health Administration (MSHA), National Institute for Occupational Safety and Health (NIOSH) and various other companies in the mining industry to share best practices and consider compliance alternatives. Mine operators must continue to use engineering and administrative controls supplemented by respiratory protection to reduce miners’ exposures to the prescribed limits. The final rule establishes new requirements for medical evaluation of miners required to wear respiratory protection and transfer of miners who are medically unable to wear a respirator; and deletes the existing provision that restricts newer mines from applying for an extension of time in which to meet the final concentration limit.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following commentary provides management’s perspective and analysis regarding the financial and operating performance of Stillwater Mining Company (the “Company”) for the quarter ended June 30, 2006. It should be read in conjunction with the financial statements included in this quarterly report, in the Company’s March 31, 2006 Quarterly Report on Form 10-Q and in the Company’s 2005 Annual Report on Form 10-K.
Overview
     Stillwater Mining Company mines, processes, refines and markets palladium, platinum and minor amounts of other metals from the J-M Reef, an extensive trend of Platinum Group Metal (PGM) mineralization located in Stillwater and Sweet Grass Counties in south central Montana. The Company operates two mines, Stillwater and East Boulder, within the J-M Reef, each with substantial underground operations, a surface mill and concentrator. Concentrates produced at the two mines are shipped to the Company’s smelter and base metals refinery at Columbus, Montana, where they are further processed into a PGM filter cake that is sent to third-party refiners for final processing. Substantially all finished palladium and platinum produced from mining is sold under contracts with three major automotive manufacturers, General Motors Corporation, Ford Motor Company, and Mitsubishi Corporation, for use in automotive catalytic converters. These contracts include floor and, in some cases, ceiling prices on palladium and platinum.
     The Company also recycles spent catalyst material through its processing facilities in Columbus, Montana, recovering platinum, palladium and rhodium from these materials. The Company has in place agreements to purchase spent automotive catalyst from third-party collectors, and also processes material owned by others under toll processing arrangements. Recycling volumes fed into the Company’s processing facilities have increased substantially during 2006, totaling 148,000 ounces of recoverable PGMs for the first six months of 2006, compared to 110,000 ounces of recoverable PGMs for the comparable period of 2005. During the second quarter 2006, PGM recycling ounces fed into the smelter increased to 88,000 ounces compared to 60,000 ounces fed during the first quarter 2006. The effect of this second-quarter growth in volume on the Company’s reported earnings will not be fully reflected until the second half of the year when processing of these ounces is completed and the finished ounces are delivered to customers. The growth in purchased catalyst volumes, combined with higher market prices paid for PGMs during 2006 and some restructuring of purchase terms, has resulted in a substantial increase in inventories and other working capital associated with the Company’s recycling activities. Total working capital for recycling had grown to about $90 million at June 30, 2006, compared to approximately $23 million at June 30, 2005.
     The Company reported a net loss of $2.3 million, or $0.03 per diluted share in the second quarter of 2006, compared to a net loss of $0.6 million, or $0.01 per diluted share in the second quarter of 2005. Despite higher PGM prices and growth in the volume of recycling activity during 2006, earnings declined as compared to earnings in the second-quarter 2005 because the 2005 net income included $2.3 million from sales of palladium out of the inventory received in the 2003 Norilsk Nickel transaction; liquidation of this inventory was completed during the first quarter of 2006.

     Market prices for platinum-group metals were substantially higher in the second quarter of 2006 than a year ago, but the Company’s per-ounce realizations were only marginally higher. The Company’s palladium sales benefit from floor prices in its sales contracts that generally were above the current market price during the quarter. Under these contracts, until the palladium market price exceeds these floors, the Company realizes no additional benefit from palladium price increases. On the other hand, the Company’s realized price for platinum continues to be limited by past forward sales commitments at prices below the current market. As indicated in Note 9 to the Company’s second quarter 2006 financial statements, the realized price under these forward sales commitments is expected to increase in future quarters.
     The Company had cash and cash equivalents of $36.0 million at June 30, 2006. If the Company’s highly liquid short-term investments available for sale of $54.7 million are included, the Company had $90.6 million of liquidity at June 30, 2006, compared to $135.9 million as of December 31, 2005, a $45.3 million decrease. Cash flow generated year-to-date in 2006 has been diverted into building inventory associated with the Company’s recycling activities. This increased working capital requirement in the recycling business segment was driven both by higher volumes received for processing and by higher acquisition costs as underlying PGM prices have increased.
Market Development
     The Company’s recent palladium market development efforts, as described at some length in the 2005 Annual Report on Form 10-K, involve several focal points, including establishing the Palladium Alliance International as an industry voice for palladium. The mission of the Palladium Alliance International is to create excitement for palladium’s enduring bright white appearance and appreciation for its unparalleled versatility in the creation of elegant jewelry. The Alliance’s principal goals include establishing palladium as a specific elegant brand of precious metal and instituting a system of standards for use of the palladium brand that will emphasize palladium’s rarity and value. In meeting these goals, the Alliance is dedicated to fostering new customer demand for palladium by sponsoring technical articles in jewelry trade publications regarding methods of fabricating palladium jewelry, providing a website with information on palladium suppliers and retailers (www.luxurypalladium.com), and organizing presentations at industry trade shows. Separately, the Company also is encouraging research into new technical applications for palladium. While the effect of all these efforts is difficult to measure specifically, anecdotal evidence to date suggests the Company has succeeded in raising awareness of palladium in jewelry and technical applications.
     Palladium market prices appeared to stabilize during the second quarter of 2006 after rising sharply earlier in the year, ending the period at $312 per ounce. Platinum prices followed a similar pattern, ending second quarter of 2006 at $1,226 per ounce. The Company believes recent PGM prices reflect both fundamental strengthening of demand and a certain amount of investment activity in the metals.
Diversification
     As noted previously, management is evaluating opportunities to diversify its operations by acquiring or developing additional mining ventures. During the first half of 2006, the Company entered into an exploration agreement with a Canadian junior exploration company, committing the Company to spend up to $350,000 during 2006 on an exploratory drilling program, targeting PGMs with associated nickel and copper. That drilling program was completed during the second quarter of 2006, and drilling results currently are being evaluated. If the drill results prove favorable, the Company has the opportunity to commit additional funds in the future toward expanding its interest in the project. Management intends to continue this effort to identify and evaluate diversification targets and may enter into other such commitments in the future.

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
     Ore production at the Stillwater Mine averaged 1,977 and 1,967 tons of ore per day during the second quarter and the first six months of 2006, respectively, a slight increase from the 1,944 tons of ore per day during 2005, reflecting normal variation in mining productivity from period to period.
     The rate of ore production at the East Boulder Mine averaged 1,592 and 1,641 tons of ore per day during the second quarter and the first six months of 2006, respectively, up from the 1,359 tons of ore per day averaged during 2005. Completion of the first of two new ventilation shafts in late 2005 and improvements in the developed state of the mine have contributed to the higher productivity at East Boulder in 2006. The second ventilation shaft is on target for completion during the third quarter of 2006.
     As reported in the Company’s 2005 Annual Report on Form 10-K, the Company has identified a series of operating initiatives designed to increase efficiency, reduce unit costs of production, and increase total PGM ounces produced in an effort to address the economic viability of the mines if the current contracts with the auto companies are not renewed prior to expiration in 2010. Key elements of this program include concurrent efforts to strengthen safety, improve the developed state of the mines and increase proven reserves, shift mining methods away from highly mechanized mining and toward more selective extraction, increase overall production rates toward the permitted capacity of each mine, and reduce total mining support costs through improved mining efficiencies. During the first half of 2006, the Company continued to demonstrate industry leadership in safety and environmental compliance, continued its accelerated capital development program to expand infrastructure and increase proven reserves, and obtained very encouraging results in its initial efforts to shift toward more selective extraction methods. Anticipated benefits of the more selective mining methods include improved ore grades and access to previously uneconomic mineralized material, significant reductions in waste material mined and overall development requirements, less spending on capital equipment acquisition and maintenance, and ultimately much lower capital and operating costs per ounce of production. This is a continuing effort that will be implemented progressively over the next two to three years.
     The grade of the Company’s ore reserves, measured in combined palladium and platinum ounces per ton, is a composite average of samples in all ore reserve areas. As is common in underground mines, the grade of ore mined and the recovery rate realized varies from area to area. In particular, mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. However, the composite average grade at each mine tends to be fairly stable. For the three and six month periods ended June 30, 2006, the average mill head grade for all tons processed from the Stillwater Mine was 0.56 and 0.55 PGM ounces per ton of ore, respectively, compared to the average grade in 2005 for the same periods of 0.53 and 0.54. For the three and six month periods ended June 30, 2006, the average mill head grade for all tons processed from the East Boulder Mine was 0.40 PGM ounces per ton of ore compared to 0.38 during the same periods in 2005.
     During the three and six month periods ended June 30, 2006, the Company’s mining operations produced a total of 115,000 and 228,000 ounces of palladium, respectively, and 34,000 and 67,000 ounces of platinum, respectively. The Company reaffirms its earlier full-year 2006 guidance for total mine production of between 595,000 and 625,000 PGM ounces.
     As a result of the need to improve the developed state, the Company has maintained its emphasis on development spending in 2006 at both mines. For the second quarter of 2006, primary development totaled approximately 10,400 feet, continuing last year’s focus on development. For the six month period ended June 30, 2006, primary development totaled approximately 23,900 feet. Diamond drilling for the quarter totaled approximately 160,000 feet and year to date totaled approximately 358,000 feet. The Company re-affirms its full year 2006 guidance of 40,000 feet of primary development and 600,000 feet of diamond drilling. Management believes this investment in mine development during 2005 and 2006 will result in more efficient and productive mining operations over the longer term. Capital spending requirements are expected to decline in future years following completion of the expanded 2006 development program. Tonnage from the Company’s captive cut and fill mining program increased to 400 tons per day, on track to achieve the Company’s goal of 550 tons per day by year-end.

Federal Regulations
     As discussed in Note 12 to the Company’s financial statements, on January 20, 2006, new federal regulations originally were scheduled to take effect that would tighten the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners from the current level of 308 μg/m3 of elemental carbon to a new limit of 160 μg/m3 of total carbon.
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
     The Mine Safety and Health Administration published a final rule in the Federal Register on May 18, 2006 that addressed diesel particulate matter exposure of underground metal and nonmetal miners. The final rule revises the May 20, 2006 effective date of the diesel particulate matter (DPM) final concentration limit of 160 micrograms of total carbon (TC) per cubic meter of air (160TC µg/m3) promulgated in the 2001 final rule “Diesel Particulate Matter Exposure of Underground Metal and Nonmetal Miners,” and published in the Federal Register on January 19, 2001 (66 FR 5706) and amended on September 19, 2005 (70 FR 55019).
     The final rule phases in the final limit of 160 Total Carbon micrograms per cubic meter of air (160TC µg/m3) over a two-year period, due to the updated feasibility information in the rulemaking record. Consequently, on May 20, 2006, the initial final limit became 308 micrograms of EC per cubic meter of air (308EC µg/m3), which is the same as the prior interim limit; on January 20, 2007, the final limit will be reduced by 50 micrograms and will be a TC limit of 350TC µg/m3; and on May 20, 2008, the final limit of 160TC µg/m3 will become effective. Note that the 350TC µg/m3 final limit and the 160TC µg/m3 final limit are established as TC-based limits in this final rule. MSHA intends to convert these TC limits to comparable EC limits through a separate rulemaking.
     Appropriate measurement methods and emission control standards do not yet exist that would ensure compliance in the Company’s mining environment with this new standard. The Company is aggressively exploring existing technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with MSHA, NIOSH and various other companies in the mining industry to share best practices and consider compliance alternatives. Mine operators must continue to use engineering and administrative controls supplemented by respiratory protection to reduce miners’ exposures to the prescribed limits. The final rule establishes new requirements for medical evaluation of miners required to wear respiratory protection and transfer of miners who are medically unable to wear a respirator and deletes the existing provision that restricts newer mines from applying for an extension of time in which to meet the final concentration limit.
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
     The Company has been processing small spot shipments of spent catalysts since 1997. In October 2003, the Company entered into a metal sourcing agreement with a major supplier under which Stillwater contractually purchases spent catalysts for recycling. While the commercial terms of this agreement are confidential, in the event of a change in business circumstances the Company can terminate the agreement upon ninety days’ notice. The agreement allows the Company to utilize surplus capacity in its processing and refining facilities. The Company also has arrangements with other suppliers to provide recycling materials for purchase or for toll processing through the Company’s facilities.
     Recycling activity has expanded significantly since 2003, and continued to expand sharply during the second quarter of 2006. During the second quarter of 2006, the Company processed recycled materials at a rate of about 16.9 tons per day. Revenues from PGM recycling were $39.6 million for the second quarter of 2006 compared to 9.6 tons per day and $16.8 million in revenue for the same period in 2005. This revenue increase of $22.8 million reflects both the higher catalyst processing volumes and higher underlying PGM prices in 2006.

     The Company sells forward certain metals produced from its recycling activities, thereby fixing the price received when the metal is finally processed and sold. In the past, the Company documented such forward sales as cash flow hedges under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Effective with purchases on or after April 1, 2006, the Company no longer documents such forward sales of recycled PGMs as cash flow hedges, but rather relies on the “normal purchase and sale” exception, as provided in SFAS No. 149, Amendment of SFAS 133 on Derivative Instruments and Hedging Activities.
Corporate and Other Matters
     As of June 30, 2006, the Company had secured platinum prices in the forward market by entering into financially settled forward transactions covering approximately 53% of the Company’s anticipated platinum mine production for the period from July 2006 through June 2008. The Company has been concerned that the current disparity between palladium and platinum prices may narrow if consumers switch from using platinum to palladium, driven by the historically high platinum price, for existing and new applications. The Company notes that the price of platinum could weaken if this switching occurs and has secured the price on a portion of future sales. As of June 30, 2006, the Company has open financially settled forward contracts covering a total of 163,500 ounces of platinum at an overall average price of about $943 per ounce. The hedges are expected to reduce the overall volatility of the Company’s earnings and cash flow. Under these hedging arrangements, in return for protection against downward movements in the platinum price, the Company gives up the benefit of increases in the platinum price on the hedged ounces. The Company recorded hedging expense in the second quarter of 2006 totaling $9.2 million for fixed forward and financially-settled forward contracts that settled below market price during the quarter. For the second quarter of 2005, the Company recorded corresponding hedging expense of $1.3 million. These amounts are included as a reduction of mine production revenue.
     The Company’s primary credit agreement, as amended in January of 2006, requires the Company to fix the interest rate on a notional amount equal to at least 50% of its outstanding debt through December 31, 2007, within 45 days of receiving notice from the lenders that the three-month London Interbank Offer Rate (LIBOR) equals or exceeds 5.50%. The Company received such notice from the lenders in a letter dated as of June 29, 2006, and on July 28, 2006, entered into an interest rate swap agreement that effectively fixes the interest rate on $50 million of the Company’s outstanding debt through December 31, 2007. The effective rate of the interest rate swap is approximately 7.628%.

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
OPERATING AND COST DATA FOR MINE PRODUCTION

Consolidated:
Ounces produced (000)
Palladium	115	107	228	218
Platinum	34	32	67	65

Total	149	139	295	283

Tons milled (000)	323	296	649	609
Mill head grade (ounce per ton)	0.51	0.50	0.50	0.50

Sub-grade tons milled (000) (1)	14	24	29	37
Sub-grade tons mill head grade (ounce per ton)	0.12	0.16	0.13	0.17

Total tons milled (000) (1)	337	320	678	646
Combined mill head grade (ounce per ton)	0.49	0.48	0.48	0.49
Total mill recovery (%)	91	91	91	91

Total operating costs (000) (Non-GAAP) (2)	$40,061	$38,022	$78,545	$76,814
Total cash costs (000) (Non-GAAP) (2)	$47,889	$44,561	$93,709	$89,998
Total production costs (000) (Non-GAAP) (2)	$68,356	$64,604	$135,135	$130,969

Total operating costs per ounce (Non-GAAP) (3)	$269	$274	$266	$271
Total cash costs per ounce (Non-GAAP) (3)	$322	$322	$318	$318
Total production costs per ounce (Non-GAAP) (3)	$460	$466	$458	$463

Total operating costs per ton milled (Non-GAAP) (3)	$119	$119	$116	$119
Total cash costs per ton milled (Non-GAAP) (3)	$142	$139	$138	$139
Total production costs per ton milled (Non-GAAP) (3)	$203	$202	$199	$203

Stillwater Mine:
Ounces produced (000)
Palladium	76	76	148	156
Platinum	23	23	44	48

Total	99	99	192	204

Tons milled (000)	180	178	356	374
Mill head grade (ounce per ton)	0.59	0.59	0.58	0.58

Sub-grade tons milled (000) (1)	14	24	29	37
Sub-grade tons mill head grade (ounce per ton)	0.12	0.16	0.13	0.17

Total tons milled (000) (1)	194	202	385	411
Combined mill head grade (ounce per ton)	0.56	0.53	0.55	0.54
Total mill recovery (%)	92	92	92	92

Total operating costs (000) (Non-GAAP) (2)	$25,641	$26,073	$50,022	$52,844
Total cash costs (000) (Non-GAAP) (2)	$30,739	$30,591	$59,836	$61,871
Total production costs (000) (Non-GAAP) (2)	$42,477	$43,794	$83,572	$89,166

Total operating costs per ounce (Non-GAAP) (3)	$259	$264	$261	$259
Total cash costs per ounce (Non-GAAP) (3)	$310	$309	$311	$303
Total production costs per ounce (Non-GAAP) (3)	$428	$443	$434	$437

Total operating costs per ton milled (Non-GAAP) (3)	$132	$129	$130	$129
Total cash costs per ton milled (Non-GAAP) (3)	$159	$152	$155	$151
Total production costs per ton milled (Non-GAAP) (3)	$219	$217	$217	$217

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
OPERATING AND COST DATA FOR MINE PRODUCTION (Continued)

East Boulder Mine:
Ounces produced (000)
Palladium	39	31	80	62
Platinum	11	9	23	17

Total	50	40	103	79

Tons milled (000)	143	118	293	235
Mill head grade (ounce per ton)	0.40	0.38	0.40	0.38

Sub-grade tons milled (000) (1)	—	—	—	—
Sub-grade tons mill head grade (ounce per ton)	—	—	—	—

Total tons milled (000) (1)	143	118	293	235
Combined mill head grade (ounce per ton)	0.40	0.38	0.40	0.38
Total mill recovery (%)	89	89	90	89

Total operating costs (000) (Non-GAAP) (2)	$14,420	$11,949	$28,524	$23,970
Total cash costs (000) (Non-GAAP) (2)	$17,150	$13,970	$33,874	$28,127
Total production costs (000) (Non-GAAP) (2)	$25,879	$20,810	$51,563	$41,803

Total operating costs per ounce (Non-GAAP) (3)	$288	$301	$277	$303
Total cash costs per ounce (Non-GAAP) (3)	$347	$352	$331	$356
Total production costs per ounce (Non-GAAP) (3)	$524	$524	$503	$529

Total operating costs per ton milled (Non-GAAP) (3)	$101	$101	$97	$102
Total cash costs per ton milled (Non-GAAP) (3)	$120	$119	$116	$120
Total production costs per ton milled (Non-GAAP) (3)	$181	$177	$176	$178

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment writedowns, gain or loss on disposal of property, plant and equipment, restructuring costs, Norilsk Nickel transaction expenses and interest income and expense are not included in total operating costs, total cash costs or total production costs. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Costs of Revenues” for additional detail.

(3)	Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. Please see “Reconciliation of Non-GAAP Measures to Costs of Revenues” and the accompanying discussion.

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
SALES AND PRICE DATA

Ounces sold (000)
Mine Production:
Palladium	118	121	225	229
Platinum	35	40	64	71

Total	153	161	289	300

Other PGM activities:
Palladium	21	121	107	241
Platinum	18	14	41	39
Rhodium	4	9	14	22

Total	43	144	162	302

Total ounces sold	196	305	451	602

Average realized price per ounce(4)
Mine Production:
Palladium	$378	$355	$370	$355
Platinum	$839	$832	$826	$827
Combined	$484	$472	$471	$466

Other PGM activities:
Palladium	$329	$189	$287	$188
Platinum	$1,060	$865	$1,018	$857
Rhodium	$4,019	$1,588	$3,413	$1,523

Average market price per ounce(4)
Palladium	$345	$192	$318	$190
Platinum	$1,189	$871	$1,111	$867
Combined	$539	$359	$486	$350

(4)	The Company’s average realized price represents revenues, including the effect of contractual floor and ceiling prices, hedging gains and losses realized on commodity instruments, and contract discounts, all divided by total ounces sold. Prior period amounts have been adjusted to conform to the current period presentation. The average market price represents the average monthly London PM Fix for palladium, platinum and combined prices and Johnson Matthey quotation for rhodium prices for the actual months of the period.

Reconciliation of Non-GAAP Measures to Costs of Revenues
     The Company utilizes certain non-GAAP measures as indicators in assessing the performance of its mining and processing operations during any period. Because of the processing time required to complete the extraction of finished PGM products, there are typically lags of one to three months between ore production and sale of the finished product. Sales in any period include some portion of material mined and processed from prior periods as the revenue recognition process is completed. Consequently, while costs of revenues (a GAAP measure included in the Company’s Statement of Operations and Comprehensive Loss appropriately reflects the expense associated with the materials sold in any period, the Company has developed certain non-GAAP measures to assess the costs associated with its producing and processing activities in a particular period and to compare those costs between periods.
     While the Company believes that these non-GAAP measures may also be of value to outside readers, both as general indicators of the Company’s mining efficiency from period to period and as insight into how the Company internally measures its operating performance, these non-GAAP measures are not standardized across the mining industry and in most cases will not be directly comparable to similar measures that may be provided by other companies. These non-GAAP measures are only useful as indicators of relative operational performance in any period, and because they do not take into account the inventory timing differences that are included in costs of revenues, they cannot meaningfully be used to develop measures of earnings or profitability. A reconciliation of these measures to costs of revenues for each period shown is provided as part of the following tables, and a description of each non-GAAP measure is provided below.
     Total Costs of Revenues: For the Company on a consolidated basis, this measure is equal to consolidated costs of revenues, as reported in the Statement of Operations and Comprehensive Loss. For the Stillwater Mine, East Boulder Mine, and other PGM activities, the Company segregates the expenses within costs of revenues that are directly associated with each of these activities and then allocates the remaining facility costs included in consolidated cost of revenues in proportion to the monthly volumes from each activity. The resulting total costs of revenues measures for Stillwater Mine, East Boulder Mine and other PGM activities are equal in total to consolidated costs of revenues as reported in the Company’s Statement of Operations and Comprehensive Loss.
     Total Production Costs (Non-GAAP): Calculated as total costs of revenues (for each mine or consolidated) adjusted to exclude gains or losses on asset dispositions, costs and profit from recycling activities, and timing differences resulting from changes in product inventories. This non-GAAP measure provides a comparative measure of the total costs incurred in association with production and processing activities in a period, and may be compared to prior periods or between the Company’s mines.
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

Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$40,061	$38,022	$78,545	$76,815
Royalties, taxes and other	7,828	6,539	15,164	13,183

Total cash costs (Non-GAAP)	$47,889	$44,561	$93,709	$89,998
Asset retirement costs	161	148	318	230
Depreciation and amortization	21,351	21,821	41,261	39,277
Depreciation and amortization (in inventory)	(1,045)	(1,926)	(153)	1,464

Total production costs (Non-GAAP)	$68,356	$64,604	$135,135	$130,969
Change in product inventories	2,738	37,720	32,681	68,992
Costs of recycling activities	37,969	15,857	69,937	39,322
Recycling activities — depreciation	25	14	50	27
Add: Profit from recycling activities	3,384	1,203	6,710	3,103
Loss or (gain) on sale of assets and other costs	50	(19)	235	12

Total consolidated costs of revenues	$112,522	$119,379	$244,748	$242,425

Stillwater Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$25,641	$26,073	$50,022	$52,845
Royalties, taxes and other	5,098	4,518	9,814	9,026

Total cash costs (Non-GAAP)	$30,739	$30,591	$59,836	$61,871
Asset retirement costs	116	107	230	149
Depreciation and amortization	11,996	15,392	24,192	26,287
Depreciation and amortization (in inventory)	(374)	(2,296)	(686)	859

Total production costs (Non-GAAP)	$42,477	$43,794	$83,572	$89,166
Change in product inventories	(1,402)	8,210	(4,486)	3,048
Add: Profit from recycling activities	2,265	861	4,376	2,244
Loss or (gain) on sale of assets and other costs	13	(19)	171	(10)

Total costs of revenues	$43,353	$52,846	$83,633	$94,448

East Boulder Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$14,420	$11,949	$28,524	$23,970
Royalties, taxes and other	2,730	2,021	5,350	4,157

Total cash costs (Non-GAAP)	$17,150	$13,970	$33,874	$28,127
Asset retirement costs	45	41	88	81
Depreciation and amortization	9,355	6,429	17,068	12,990
Depreciation and amortization (in inventory)	(671)	370	533	605

Total production costs (Non-GAAP)	$25,879	$20,810	$51,563	$41,803
Change in product inventories	978	(872)	(1,897)	(844)
Add: Profit from recycling activities	1,119	342	2,334	859
Loss or (gain) on sale of assets and other costs	—	—	28	22

Total costs of revenues	$27,976	$20,280	$52,028	$41,840

Other PGM activities: (1)
Reconciliation to costs of revenues:
Change in product inventories	$3,162	$30,382	$39,064	$66,788
Recycling activities — depreciation	25	14	50	27
Costs of recycling activities	37,969	15,857	69,937	39,322
Loss or (gain) on sale of assets and other costs	37	—	36	—

Total costs of revenues	$41,193	$46,253	$109,087	$106,137

(1)	Other PGM activities include recycling and sales of palladium received in the Norilsk Nickel transaction and other.

Results of Operations
     The Company reported a net loss of $2.3 million for the second quarter of 2006 compared to a net loss of $0.6 million for the second quarter of 2005. The main difference in earnings between the two periods was the absence in the second quarter of 2006 of the margin on sales of the palladium that was received in the 2003 Norilsk Nickel transaction. The sale of 110,000 ounces of this palladium contributed $2.3 million to net income and $20.7 million of revenue in the second quarter of 2005. The final sales from this inventory were completed during the first quarter of 2006. Corporate expenses also increased, reflecting growth in the Company’s marketing and exploration efforts and higher compensation expense.
Three month period ended June 30, 2006 compared to the three month period ended June 30, 2005
     Revenues. Revenues were $116.8 million for the second quarter of 2006 compared to $125.4 million for the second quarter of 2005. The following discussion covers key factors contributing to the increase in revenues:
Revenues, PGM ounces sold and PGM prices

	Three months ended
	June 30,
				Percentage
(in thousands)	2006	2005	Increase	Change
Revenues	$116,826	$125,410	$(8,584)	(7%)

Mine Production Ounces Sold:

Palladium	118	121	(3)	(2%)
Platinum	35	40	(5)	(13%)

Total	153	161	(8)	(5%)

Other PGM Activities Ounces Sold:

Palladium	21	121	(100)	(83%)
Platinum	18	14	4	29%
Rhodium	4	9	(5)	(56%)

Total	43	144	(101)	(70%)

Total Ounces Sold	196	305	(109)	(36%)

Average realized price per ounce

Mine Production:
Palladium	$378	$355	$23	6%
Platinum	$839	$832	$7	1%
Combined	$484	$472	$12	3%

Other PGM Activities:
Palladium	$329	$189	$140	74%
Platinum	$1,060	$865	$195	23%
Rhodium	$4,019	$1,588	$2,431	153%

Average market price per ounce

Palladium	$345	$192	$153	80%
Platinum	$1,189	$871	$318	37%
Combined	$539	$359	$180	50%

     Revenues from mine production were $74.1 million in the second quarter of 2006, compared to $75.8 million for the same period in 2005, a 2.3% decrease. The overall decrease in mine production revenues reflects a 5.0% decrease in the total quantity of metals sold to 153,000 ounces in the second quarter of 2006 compared to 161,000 ounces in the same period of 2005. The overall result masks stronger production from East Boulder Mine and some short-term challenges with grade and available mining areas at Stillwater Mine. However, the lower total sales were partially offset by higher average realizations in 2006. The Company’s average combined realized price on sales of platinum and palladium from mining operations was $484 per ounce in the second quarter of 2006, compared to $472 per ounce in the same quarter of 2005.
     Revenues from PGM recycling were $39.6 million in the second quarter of 2006, compared to $16.8 million for the same period in 2005. This revenue increase was primarily driven by higher volumes and much higher prices realized for PGM sales in 2006 as compared to 2005. The Company’s combined average realization on recycling sales (which include platinum, palladium and rhodium) was $1,155 per ounce in the second quarter of 2006, up sharply from $651 per ounce in the second quarter of last year.
     During the first quarter of 2004, the Company entered into three sales agreements providing for the Company to sell the palladium ounces received in the Norilsk Nickel transaction. Under these agreements, the Company sold through the first quarter of 2006 approximately 36,500 ounces of palladium per month, at a slight volume discount to market prices. The Company also purchases other metal for resale from time to time. The Company recognized revenue of $3.1 million on approximately 9,000 ounces of PGMs that were purchased in the open market and re-sold for the three months ended June 30, 2006. The Company recognized revenue of $12.0 million on approximately 10,000 ounces of PGMs that were purchased in the open market and re-sold under these sales agreements during the second quarter of 2005.
     Cost of metals sold. Cost of metals sold was $91.1 million for the second quarter of 2006, compared to $97.5 million for the second quarter of 2005, a 6.6% decrease. The lower cost was driven primarily by two partially offsetting factors: first, in the second quarter of 2006 there were no corporate sales of palladium from the inventory received in the Norilsk Nickel transaction, and other purchases for resale were much lower than in the prior year, resulting in about $27 million less expense in the 2006 quarter; and second, the cost of acquiring recycling catalysts increased sharply in 2006 as the underlying value of the contained metal increased, raising costs in the 2006 quarter by about $22 million. The slightly lower sales volumes and higher by-product credits from mine production in 2006 account for the remainder of the difference.
     The cost of metals sold from mine production was $50.0 million for the second quarter of 2006, compared to $51.3 million for the second quarter of 2005, a 2.6% decrease. As already noted, the decrease was due to lower overall sales from mine production and the increased value of by-product credits between the periods.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the second quarter of 2006 remained unchanged at $322 per ounce, compared to the second quarter of 2005. In calculating this measure, the Company offsets income generated from recycling activities against costs of mining. Higher recycling and by-product credits in 2006 were offset by about a 3% increase in labor and materials costs between the periods. The increase that remains can be attributed to higher severance taxes and royalties as a result of higher metals prices.
     The cost of metals sold from PGM recycling activities was $38.0 million in the second quarter of 2006, compared to $15.9 million in the second quarter of 2005. The increase was due to the higher cost of acquiring PGM catalysts under the Company’s long-term sourcing agreement for these materials, reflecting higher values and higher volumes for PGMs generally.
     The cost of metals sold from sales of metal acquired for resale was $3.2 million in the second quarter of 2006. In comparison, the cost for the second quarter of 2005 was $30.4 million, including $18.6 million representing the cost of palladium sold under contract out of the inventory received in the Norilsk Nickel transaction; the remainder represents the cost of platinum and rhodium acquired separately to meet supply commitments under those contracts.

     Production. During the second quarter of 2006, the Company’s mining operations produced approximately 149,000 ounces of PGMs, including approximately 115,000 and 34,000 ounces of palladium and platinum, respectively. This compares with approximately 139,000 ounces of PGMs in the second quarter of 2005, including approximately 107,000 and 32,000 ounces of palladium and platinum, respectively. Essentially all of the period to period increase in production was attributable to increased productivity at the East Boulder Mine. As noted earlier, the Stillwater Mine struggled during the 2006 second quarter with short-term issues related to grade and available mining areas. The Company continues to dedicate resources normally involved in ore extraction to expanding the developed state of the mines.
     The Stillwater Mine produced approximately 99,000 ounces of PGMs in the second quarters of 2006 and 2005. The East Boulder Mine produced nearly 50,000 ounces of PGMs in the second quarter of 2006 compared with approximately 40,000 ounces of PGMs for the same period of 2005, a 25.0% increase. The East Boulder Mine has benefited in 2006 from the improvements in the developed state achieved during 2005.
     Depreciation and amortization. Depreciation and amortization expense was $21.4 million for the second quarter of 2006, compared to $21.8 million for the second quarter of 2005, a 1.9% decrease. Although unit depletion rates are higher in 2006, the effect of the higher rates was more than offset by lower sales volumes during the second quarter of 2006.
     Expenses. General and administrative expenses in the second quarter of 2006 were $6.0 million, compared to $4.8 million during the second quarter of 2005, a 25.0% increase. The increase in 2006 reflects higher compensation expense, and expanded marketing and exploration efforts. Marketing expenses increased to $0.7 million during the second quarter of 2006 compared to $0.1 million during the same period of 2005.
     Interest expense was $2.7 million in the second quarter of 2006, compared to $2.9 million in the second quarter of 2005. Although the Company’s total long-term debt balance declined from $156.2 million at June 30, 2005, to $131.5 million at June 30, 2006, the decrease in principal was offset by increases in market interest rates. Significantly offsetting this expense, however, was the growth in interest income between the periods. The Company’s balance of cash, cash equivalents, and other liquid investments (excluding restricted cash) decreased from $141.3 million to $90.6 million between the periods, but interest earned on the cash balances increased from $1.0 million in the second quarter of 2005 to $1.3 million in the second quarter of 2006 as rates increased sharply. Total interest income increased from $1.2 million in the second quarter of 2005 to $3.1 million in the second quarter of 2006.
     Other comprehensive loss. For the second quarter of 2006, other comprehensive loss included the total change in the fair value of derivatives of $22.3 million reduced by $9.2 million of hedging loss recognized in current earnings. For the same period of 2005, other comprehensive loss included a change in the fair value of derivatives of $3.5 million offset by a reclassification to earnings of $1.3 million, for commodity hedging instruments. The 2006 increase reflects the nearly $150 per ounce increase in the underlying platinum price during the second quarter.

     Six-month period ended June 30, 2006, compared to the six-month period ended June 30, 2005
     Revenues. Revenues were $256.8 million for the first six months of 2006, compared to $253.8 million for the same period of 2005. The following discussion covers key factors affecting revenues:
Revenues, PGM ounces sold and PGM prices

	Six months ended
	June 30,
				Percentage
(in thousands)	2006	2005	Increase	Change
Revenues	$256,785	$253,787	$2,998	1%

Mine Production Ounces Sold:

Palladium	225	229	(4)	(2%)
Platinum	64	71	(7)	(10%)

Total	289	300	(11)	(4%)

Other PGM Activities Ounces Sold:

Palladium	107	241	(134)	(56%)
Platinum	41	39	2	5%
Rhodium	14	22	(8)	(36%)

Total	162	302	(140)	(46%)

Total Ounces Sold	451	602	(151)	(25%)

Average realized price per ounce

Mine Production:
Palladium	$370	$355	$15	4%
Platinum	$826	$827	$(1)	—
Combined	$471	$466	$5	1%

Other PGM Activities:
Palladium	$280	$188	$92	49%
Platinum	$1,018	$857	$161	19%
Rhodium	$3,413	$1,523	$1,890	124%

Average market price per ounce

Palladium	$318	$190	$128	67%
Platinum	$1,111	$867	$244	28%
Combined	$486	$350	$136	39%
     Revenues from mine production were $136.4 million in the first six months of 2006, compared to $140.0 million for the same period in 2005, a 2.6% decrease. The decrease in mine production revenues was due to a decrease in the quantity of metals sold of 289,000 ounces sold in the first six months of 2006 compared to 300,000 ounces in the same period of 2005. Ounces sold attributable to East Boulder Mine production increased from approximately 77,000 in the first half of 2005 to nearly 103,000 ounces in the same period of 2006. Sales attributable to production from the Stillwater Mine declined from about 223,000 ounces in the first half of 2005 to about 186,000 ounces in the first half of this year. East Boulder continues to benefit from improved infrastructure and reserve definition. Stillwater has experienced short-term mine sequencing problems during 2006 with grade and available mining areas.
     Revenues from PGM recycling were $74.3 million for the first six months of 2006, compared to $42.0 million for the same period in 2005. This increase in revenues from PGM recycling was by growth in the quantity of recycled PGMs sold from 61,000 ounces in the first six months of 2005, compared to 72,000 ounces in the same period of 2006 and by a $345 per ounce increase in the combined average realized price for these metals (including platinum, palladium and rhodium) from $683 per ounce for the first half of 2005 to $1,028 per ounce for the first six months of 2006.
     For the first six months of 2005, revenues from sales of palladium received in the Norilsk Nickel transaction and other sales activities totaled $71.8 million, including $41.1 million from contractual sales out of the palladium inventory from the Norilsk Nickel transaction, and $30.7 million from other metals acquired for resale. For the comparable period of 2006, these revenues totaled $46.2 million, including $17.6 million received from contractual sales of the final palladium ounces from the Norilsk Nickel transaction and $28.6 million for other metals purchased for resale. Of the revenues from this other metal purchased for resale, $22.9 million and $29.7 million represents revenue for metal acquired to cover platinum and rhodium delivery obligations under these contracts during the first six months of 2006 and 2005, respectively.

     Cost of metals sold. Cost of metals sold overall for the Company was $203.4 million for the first six months of 2006, compared to $203.1 million for the same period of 2005, a slight 0.2% increase.
     The cost of metals sold from mine production was $94.4 million for the first six months of 2006, compared to $97.0 million for the same period of 2005, a 2.7% decrease. This small decrease primarily reflects the lower sales volumes from mine production during the first half of 2006. The Company recognized a $1.1 million lower-of-cost-or-market adjustment to reflect a market value of metals lower than cost in inventory for the six month period ended June 30, 2006, the Company recognized a $0.04 million lower-of-cost-or-market adjustment for the three month period ended June 30, 2006.
     Total consolidated cash costs per ounce produced, a non-GAAP measure, in the first six months of 2006 remained unchanged at $318 per ounce from the same period of 2005. Analysis of this difference between the two periods indicates that higher labor and materials costs in mining have been offset by increases in by-product credits, and the remaining difference is more than accounted for by increased severance tax and royalty costs associated with higher metals prices.
     The cost of metals sold from PGM recycling activities was $70.0 million in the first six months of 2006, compared to $39.3 million in the same period of 2005. This growth has been driven by two principal factors: an increase in ounces sold from 61,000 ounces in the first half of 2005 to 72,000 ounces in the first six months of this year; and an increase in the average cost per ounce – driven by the cost of raw catalyst material, and reflecting growth in the underlying value of the metal it contains – from $641 per ounce (for platinum, palladium and rhodium) during the first half of 2005 to $968 per ounce for the first half of 2006.
     The cost of metals sold from sales of palladium received in the Norilsk Nickel transaction and other sales activities was $39.1 million in the first six months of 2006, compared to $66.8 million for the same period of 2005. The total cost of sales for palladium ounces received in the Norilsk Nickel transaction was $10.8 million in the first six months of 2006 (on about 63,000 ounces sold), compared to $37.2 million in the same period of 2005 (on about 219,000 ounces sold), both at an average cost of just over $169 per ounce. In addition, the Company paid $28.3 million in the first half of 2006 to acquire about 27,000 ounces of metal for resale; about 20,000 ounces of this metal were purchased to meet ancillary metal supply obligations under the contracts to sell the palladium from the Norilsk Nickel transaction. Similarly, during the first six months of 2005 the Company paid $29.7 million to purchase about 29,000 ounces of metal for resale, of which about 11,000 ounces were to meet supply commitments under the contracts.
     Production. During the first six months of 2006, the Company’s mining operations produced approximately 295,000 ounces of PGMs, including approximately 228,000 and 67,000 ounces of palladium and platinum, respectively. This compares with approximately 283,000 ounces of PGMs in the first six months of 2005, including approximately 218,000 and 65,000 ounces of palladium and platinum, respectively, a 4.2% period-on-period increase in total PGM production. This increase in production reflects stronger performance at the East Boulder Mine, partially offset by short-term production challenges at the Stillwater Mine. The Stillwater Mine produced approximately 192,000 ounces of PGMs in the first six months of 2006, compared with approximately 204,000 ounces of PGMs in the same period of 2005, a 5.9% decrease. The decrease resulted from short –term issues with grade and available mining areas during the first half of the year. The East Boulder Mine produced approximately 103,000 ounces of PGMs in the first six months of 2006, compared with approximately 79,000 ounces of PGMs for the same period of 2005, a 30.4% increase. This strong increase reflects the benefits of improved infrastructure and reserve definition at East Boulder in 2006.
     Depreciation and amortization. Depreciation and amortization was $41.3 million for the first six months of 2006, compared to $39.3 million for the same period of 2005, a 5.1% increase. The increase was primarily due to the additional depletion expense for capital development placed into service during 2006.

     Other expenses. General and administrative expenses in the first six months of 2006 were $12.1 million, compared to $9.3 million during the same period of 2005. The increase resulted from increased professional fees associated with Sarbanes-Oxley compliance, other regulatory responses and higher compensation costs, including amortization of deferred stock awards granted during the second quarter of 2006. The Company expanded its marketing program in 2006. Marketing expense for the six months of 2006 was $0.9 million compared to $0.4 million for the comparable period in 2005.
     Interest expense of $5.5 million in the first six months of 2006 decreased approximately $0.2 million from $5.7 million in the same period of 2005. The effect of sharply higher interest rates over the past year was fully offset by the reduction in the Company’s outstanding debt balance. Interest income increased from $2.2 million for the first six months of 2005 to $5.1 million for the comparable period in 2006. This increase primarily is driven by higher interest rates and growth in recycling activities.
     Other comprehensive loss. For the first six months of 2006, other comprehensive loss includes a change in the fair value of derivatives of $44.4 million partially offset by a reclassification to earnings of $14.6 million, for commodity hedging instruments. For the same period of 2005, other comprehensive loss included a change in value of $4.3 million for commodity instruments and a reclassification to earnings of $2.4 million.
Liquidity and Capital Resources
     The Company’s net working capital at June 30, 2006, was $174.1 million compared to $199.8 million at December 31, 2005. The ratio of current assets to current liabilities was 2.9 at June 30, 2006, compared to 3.9 at December 31, 2005. The decrease in net working capital reflects the continuing development of the mines and significant growth in recycling activities.
     With the completion during the first quarter of 2006 of the program to sell the palladium ounces received in the 2003 Norilsk Nickel transaction the Company expects to see an associated reduction in its cash flow from operations for the balance of 2006 and going forward. If PGM prices continue at their current levels and year-to-date growth in recycling volumes is sustained, some of this reduction in operating cash flow could be offset by higher revenue from the Company’s other business segment in 2006. However, there can be no assurance that the current price levels and recycling volumes will be maintained in the future, and lack of the palladium sales from Norilsk Nickel transaction in the absence of these price and volume levels, coupled with the Company’s current aggressive capital program, could result in a substantial drawdown of cash during 2006. Longer term, as discussed at length in the Company’s 2005 Annual Report on Form 10-K, the Company’s capital investment program is aimed at reducing mining costs to a level that can sustain economic operations in a low PGM price environment, but at best the full benefits of this effort will not be realized for several years.
     In managing its cash, the Company from time to time utilizes short-term investments. These investments are typically federal agency notes and commercial paper.
     For the quarter ended June 30, 2006, net cash used in operating activities was $27.7 million, compared to net cash provided by operating activities of $34.9 million for the comparable period of 2005. This change was primarily a result of the increase in the Company’s inventories as a result of the increase in recycling activities.
     Net cash used in investing activities was $3.4 million during the second quarter of 2006 compared to $4.5 million in the same period in 2005. The Company’s investing activities are capital expenditures for property, plant, equipment, and purchases and maturities of investments.
     Net cash provided by financing activities was $0.1 million for the second quarter of 2006, compared to net cash used in financing activities of $7.5 million for the same period in 2005. The cash generated in the second quarter of 2006 is the result of proceeds from the exercise of employee stock options. The cash used in the second quarter of 2005 primarily reflects the repayment of debt out of the cash proceeds from liquidation of the palladium received in the Norilsk Nickel transaction.
     For the six months ended June 30, 2006, net cash provided by operating activities was $9.2 million, compared to $80.3 million for the comparable period of 2005. The decrease in cash provided by operations of $71.1 million, was primarily a result of the increase in the recycling segment which resulted in a significant increase in inventories.

     Net cash used in investing activities was $43.9 million during the first six months of 2006 compared to $27.1 million in the same period in 2005. The Company’s investing activities are capital expenditures for property, plant, equipment, and purchases and maturities of investments.
     Net cash used in financing activities was $9.7 million, compared to of $7.9 million for the same period in 2005. The cash used in 2006 was primarily related to payments on long-term debt and capital lease obligations, again, including term loan prepayments associated with the proceeds from sales of palladium received in the Norilsk Nickel transaction.
Credit Facility
     As of June 30, 2006, the Company had $99.9 million outstanding under the term loan facility. During 2004, the Company obtained, and subsequently has renewed, a letter of credit in the amount of $7.5 million as surety for its long-term reclamation obligation at East Boulder Mine. During 2005, the Company obtained a letter of credit in the amount of $6.6 million, also subsequently renewed used as collateral for the Company’s surety bonds. As of June 30, 2006, the net amount available under the Company’s revolving credit facility was $25.9 million. As of June 30, 2006, $1.0 million of the long-term debt is classified as a current liability (See Note 6 to the Company’s financial statements).
Contractual Obligations
     The Company is obligated to make future payments under various contracts such as debt and capital lease agreements. The following table represents significant contractual cash obligations and other commercial commitments and the related interest payments as of June 30, 2006:

in thousands	2006(1)	2007	2008	2009	2010	Thereafter	Total
Term loan facility	$510	$1,019	$1,019	$1,019	$96,305	$—	$99,872
Capital lease obligations	230	476	460	522	—	—	1,688
Special Industrial Education Impact Revenue Bonds	85	178	190	97	—	—	550
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	233	456	429	160	160	642	2,080
Asset retirement obligations	—	—	—	—	—	53,732	53,732
Payments of interest	5,437	10,716	10,612	10,227	6,696	22,800	66,488
Other noncurrent liabilities	—	13,484	—	—	—	—	13,484

Total	$6,495	$26,329	$12,710	$12,025	$103,161	$107,174	$267,894

(1)	Amounts represent cash obligations for July –December 2006.
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

     The Company accounts for mine development costs as follows:
Unamortized costs of the shaft at the Stillwater Mine and the initial development at the East Boulder Mine are treated as life-of-mine infrastructure costs, to be amortized over total proven and probable reserves at each location; and
All ongoing development costs of footwall laterals and ramps, including similar development costs will be amortized over the ore reserves in the immediate and relevant vicinity of the development.
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
Derivative Instruments
     From time to time, the Company enters into derivative financial instruments, including fixed forwards and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue. The Company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value, and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, provides an exception for certain derivative transactions that meet the criteria for “normal purchases and normal sales” transactions; effective April 1, 2006, the Company began applying the normal purchase and sale exception for certain forward sales of recycled material that require physical delivery of metal. If the derivative transaction is designated as a hedge, and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income (loss) in the period the offsetting hedged transaction occurs. The Company primarily uses derivatives to hedge metal prices and interest rates. As of June 30, 2006, the net unrealized loss on outstanding derivatives associated with commodity instruments is valued at $47.4 million, and is reported as a component of accumulated other comprehensive loss. Because these hedges are highly effective, the Company expects any ultimate gains or losses on the hedging instruments will be largely offset by corresponding changes in the value of the hedged transaction.
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at June 30, 2006, for the portion of the Company’s net deferred tax assets, which, more likely than not, will not be realized (See Note 10 to the Company’s financial statements). Based on the Company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the Company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the Company could owe income taxes prospectively on the resulting higher than projected taxable income.

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
     During and subsequent to the third quarter of 2005, the major U.S. bond rating agencies significantly downgraded the corporate ratings of General Motors Corporation and Ford Motor Company, both key customers. As a result, the debt of these companies no longer qualifies as investment grade. The Company’s business is substantially dependent on its contracts with Ford and General Motors, particularly when the floor prices in these contracts are significantly greater than the market price of palladium. Under applicable law, these contracts may be void or voidable if General Motors or Ford becomes insolvent or files for bankruptcy. The loss of either of these contracts could require the Company to sell at prevailing market prices, which might expose it to lower metal prices as compared to the floor prices under the contracts. In such an event, the Company’s operating plans could be threatened. In addition, under the Company’s credit facility, a default or modification of these contracts could prohibit additional loans or require the immediate repayment of outstanding loans. Thus, particularly in periods of relatively low PGM prices, termination of these contracts could have a material adverse impact on the Company’s operations and viability. On August 4, 2006, Moody’s Investors Service lowered Stillwater Mining Company’s corporate rating and the rating on its senior unsecured revenue bonds by one level. In lowering these ratings, Moody cited the Company’s weak earnings performance and high mining costs. This downgrade followed a corresponding action by Standard and Poor during the first quarter of 2006.
     The Company has entered into fixed forwards and financially settled forwards that are accounted for as cash-flow hedges to hedge the price risk in its PGM recycling and mine production activities. In the fixed forward transactions, normally metals contained in the spent catalytic materials are sold forward and are subsequently delivered against the fixed forward contracts when the finished ounces are recovered. Financially settled forwards may be used as a mechanism to hedge against fluctuations in metal prices associated with future production.
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
     As of June 30, 2006, the Company was party to financially settled forward agreements covering approximately 53% of its anticipated platinum sales from mine production from July 2006 through June 2008. These transactions are designed to hedge a total of 163,500 ounces of platinum sales from mine production for the next twenty-four months at an overall average price of approximately $943 per ounce.
     The Company enters into fixed forwards sales relating to processing of spent PGM catalysts. These transactions previously have been accounted for as cash-flow hedges. Sales of metals from PGM recycling are sold forward and subsequently delivered against the cash flow hedges when the ounces are recovered. All of these open transactions will settle at various periods through June 2008 (See Note 9 to the Company’s financial statements). The unrealized loss related to PGM recycling on these instruments due to changes in metal prices at June 30, 2006 was $0.6 million. The corresponding unrealized gain on these instruments was $0.5 million at June 30, 2005. Effective with purchases of spent catalysts on or after April 1, 2006, the Company is no longer documenting forward sales related to purchases of recycled material as cash-flow hedges, but will rely on the “normal purchase and sale” provision of SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

     Until these hedging contracts mature, any net change in the value of the hedging instrument, due to changes in metal prices, is reflected in stockholders’ equity in accumulated other comprehensive loss. A net unrealized loss of $47.4 million on these hedging instruments ($46.8 million unrealized loss related to financially settled forwards for mine production and a $0.6 million unrealized loss related to fixed forwards for PGM recycling), existing at June 30, 2006, is reflected in accumulated other comprehensive loss (See Note 4 to the Company’s financial statements). Because these hedges are highly efficient, when these instruments are settled any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sales and will be recognized at that time in operating income. All commodity instruments outstanding at June 30, 2006, are expected to be settled within the next twenty-four months.
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
     As of June 30, 2006, the Company had $99.9 million outstanding under the term loan facility, bearing interest based on a variable rate plus a margin (LIBOR plus 2.25%, or 7.625% at June 30, 2006). The Company’s credit facility allows the Company to choose between loans based on LIBOR plus a spread of 2.25% or alternative base rate loans plus a spread of 1.25%. The alternative base rate is a rate determined by the administrative agent under the new credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 8.25% at June 30, 2006. The final maturity of the term loan facility is July 30, 2010.
     As of June 30, 2006, the Company had a $40.0 million revolving credit facility. This revolving credit facility includes a letter of credit facility. The Company has obtained two letters of credit totaling $14.1 million, which reduce the amount available under the revolving credit facility to $25.9 million at June 30, 2006. The undrawn letters of credit carry an annual fee of 2.375% at June 30, 2006. The $25.9 million unused portion of the revolving credit facility carries an annual commitment fee of 0.75%.
     As already indicated, the Company received a notice dated as of June 29, 2006, from the lenders under its primary credit facility advising that the LIBOR threshold, as amended, has been reached and that the Company will be required within 45 days of receipt of the notice to enter into an interest rate swap or similar interest rate protection arrangement covering notionally 50% of the outstanding debt under the term loan through December 31, 2007 On July 28, 2006, the Company entered into an interest rate swap agreement that fixes the interest rate to approximately 7.628% on $50 million of the Company’s outstanding debt through December 31, 2007.
     Without taking into account any interest rate swap, a change in interest rate of 1% per annum on the Company’s primary term loan would increase current interest expense by about $1.0 million per year, based on outstanding debt at June 30, 2006. However, the Company also holds significant cash and investment balances earning interest that would substantially offset the effect of such a rate increase.
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
     (b) Internal Control Over Financial Reporting. In reviewing internal control over financial reporting at June 30, 2006, management determined that the material weaknesses identified at December 31, 2005 and reported in the Company’s 2005 Annual Report on Form 10-K have been resolved and the associated controls are now operating effectively.
     Except as described below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The Company has implemented or is in the process of implementing the following changes to internal control over financial reporting during the second quarter of 2006 in response to material weaknesses identified as of December 31, 2005, as previously reported in Item 9A(b) Management’s Report on Internal Control Over Financial Reporting, in the Company’s 2005 Annual Report on Form 10-K:
•	Strengthened company-level controls over financial reporting
•	The Company has improved the sufficiency and training of personnel through filling vacant financial positions and creating new positions in order to reduce individual workload and strengthen financial oversight. The Company also is expanding and formalizing its training and orientation efforts within the finance function.

•	The Company has expanded its process for developing, documenting and reviewing accounting procedures for new accounting pronouncements and provided for specific training of those responsible for implementation.

•	The Company is improving communication among departments by implementing new management reports and reconciliations, assuming certain metals functions previously performed by other departments, introducing a new contract administrator position within the sales department, and providing for Controller review of all new and amended sales agreements and other non-standard transactions.
•	Financial statement preparation and review procedures
•	The Company has added new employees in order to reduce individual workload and strengthen financial oversight.

•	The Company has enhanced its review process over supporting workpapers for the financial statements.
•	Controls over consigned inventory at a third-party location
•	Processes for approving and tracking metal consignments have been formalized.

•	The new metals accountant position has been given responsibility for tracking consigned inventory.

•	A company-wide metals inventory reconciliation is being redesigned, and new management reports are being generated.
•	Controls over invoicing of by-product sales
•	The new contract administrator position will be given responsibility for tracking by-product sales and ensuring contract provisions are met.

•	The process over follow-up on delinquent collections has been formalized for by-product accounts receivable.
     The Audit Committee has been and expects to remain actively involved in the Company’s compliance efforts.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is involved in various claims and legal actions arising in the ordinary course of business, including employee injury claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity, and the likelihood that a loss contingency will occur in connection with these claims is remote.
Stockholder Litigation
     In 2002, nine lawsuits were filed against the Company and certain senior officers in United States District Court, Southern District of New York, purportedly on behalf of a class of all persons who purchased or otherwise acquired common stock of the Company from April 20, 2001 through and including April 1, 2002. They assert claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by the Company regarding its financial performance and, in particular, its accounting for probable ore reserves. In July 2002, the court consolidated these actions, and in May 2003, the case was transferred to federal district court in Montana. In May 2004, defendants filed a motion to dismiss plaintiffs’ second amended complaint, and in June 2004, plaintiffs filed their opposition and defendants filed their reply. Defendants have reached an agreement in principle with plaintiffs to settle the federal class action subject to documentation, board and court approval and such additional confirmatory discovery as the parties have agreed is appropriate to confirm the fairness of the proposed settlement. Under the proposed agreement, any settlement amount will be paid by the Company’s insurance carrier and will not involve any out-of-pocket payment by the Company or the individual defendants. In light of the proposed settlement, the hearing on defendants’ motion to dismiss has been taken off calendar, without prejudice to their right to reinstate the motion in the event the parties are not successful in negotiating the terms of the final settlement papers.
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

STILLWATER MINING COMPANY (Registrant)
Date: August 8, 2006	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2006	By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated, August 8, 2006

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated, August 8, 2006

32.1	Section 1350 Certification, dated, August 8, 2006

32.2	Section 1350 Certification, dated, August 8, 2006