Form 10-Q
period 2006-09-30
STILLWATER MINING CO /DE/
filed 2006-11-07
CIK 931948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
At November 2, 2006 the Company had outstanding 91,431,762 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Stillwater Mining Company
Statement of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Mine production	$73,660	$62,996	$210,034	$203,030
PGM recycling	104,228	24,025	178,481	65,983
Sales of palladium received in the Norilsk Nickel transaction	—	20,175	17,637	61,291
Other	2,929	12,517	31,450	43,483

Total revenues	180,817	119,713	437,602	373,787

Costs and expenses
Cost of metals sold
Mine production	48,135	48,356	142,337	145,292
PGM recycling	95,356	22,552	165,292	61,872
Sales of palladium received in Norilsk Nickel transaction	—	18,569	10,785	55,742
Other	2,929	12,400	31,208	42,059

Total costs of metals sold	146,420	101,877	349,622	304,965

Depreciation and amortization
Mine production	19,979	20,239	61,240	59,516
PGM recycling	24	14	74	41

Total depreciation and amortization	20,003	20,253	61,314	59,557

Total costs of revenues	166,423	122,130	410,936	364,522

Exploration	—	—	332	—
Marketing	2,345	75	3,235	427
General and administrative	5,948	4,739	18,006	14,331

Total costs and expenses	174,716	126,944	432,509	379,280

Operating income (loss)	6,101	(7,231)	5,093	(5,493)

Other income (expense)
Other income	300	—	303	—
Interest income	3,345	1,275	8,396	3,468
Interest expense	(2,954)	(3,041)	(8,496)	(8,719)
Gain/(loss) on disposal of property, plant and equipment	70	(107)	(164)	(182)

Income (loss) before income tax provision	6,862	(9,104)	5,132	(10,926)

Income tax provision (see Note 10)	—	(10)	(10)	(13)

Net income (loss)	$6,862	$(9,114)	$5,122	$(10,939)

Other comprehensive income (loss), net of tax (see Note 4)	21,454	(9,180)	(8,138)	(11,137)

Comprehensive income (loss)	$28,316	$(18,294)	$(3,016)	$(22,076)

Weighted average common shares outstanding
Basic	91,310	90,775	91,194	90,626
Diluted	92,233	90,775	92,030	90,626

Basic earnings (loss) per share

Net income (loss)	$0.08	$(0.10)	$0.06	$(0.12)

Diluted earnings (loss) per share

Net income (loss)	$0.07	$(0.10)	$0.06	$(0.12)

See notes to financial statements

Stillwater Mining Company
Balance Sheet
(Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$65,027	$80,260
Restricted cash	3,785	2,685
Investments, at fair market value	28,430	55,668
Inventories	122,050	86,634
Advances on inventory purchases	25,012	6,950
Accounts receivable	21,214	27,287
Deferred income taxes	2,402	5,313
Other current assets	5,862	4,114

Total current assets	$273,782	$268,911

Property, plant and equipment (net of $199,058 and $141,396 accumulated depreciation and amortization)	451,014	445,199
Other noncurrent assets	10,090	7,347

Total assets	$734,886	$721,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,780	$14,407
Accrued payroll and benefits	17,697	17,801
Property, production and franchise taxes payable	9,106	9,542
Current portion of long-term debt and capital lease obligations	1,664	1,776
Portion of debt repayable upon liquidation of finished palladium in inventory	—	7,324
Fair value of derivative instruments	21,358	13,284
Other current liabilities	10,660	4,953

Total current liabilities	$77,265	$69,087

Long-term debt and capital lease obligations	129,465	132,307
Fair value of derivative instruments	4,472	4,318
Deferred income taxes	2,402	5,313
Accrued workers compensation	9,790	5,854
Asset retirement obligation	7,810	7,328
Other noncurrent liabilities	6,171	3,706

Total liabilities	$237,375	$227,913

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value, 200,000,000 shares authorized; 91,386,217 and 90,992,045 shares issued and outstanding	914	910
Paid-in capital	614,807	607,828
Accumulated deficit	(92,670)	(97,792)
Accumulated other comprehensive loss	(25,540)	(17,402)

Total stockholders’ equity	$497,511	$493,544

Total liabilities and stockholders’ equity	$734,886	$721,457

See notes to financial statements

Stillwater Mining Company
Statement of Cash Flows
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Cash flows from operating activities
Net income (loss)	$6,862	$(9,114)	$5,122	$(10,939)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	20,003	20,253	61,314	59,557
Lower of cost or market inventory adjustment	54	1,427	1,194	1,427
(Gain)/loss on disposal of property, plant and equipment	(70)	107	164	182
Stock issued under employee benefit plans	1,306	1,152	3,560	3,470
Amortization of debt issuance costs	199	140	582	459
Share based compensation	1,090	663	2,616	1,718

Changes in operating assets and liabilities
Inventories	6,747	21,285	(36,904)	65,767
Advances on inventory purchases	(344)	(2,862)	(18,062)	(7,016)
Accounts receivable	(8,720)	(2,727)	6,073	(7,546)
Accounts payable	595	756	2,373	264
Workers’ compensation	310	—	3,936	720
Restricted cash	(1,100)	—	(1,100)	(35)
Other	(1,388)	(1,165)	3,926	2,159

Net cash provided by operating activities	25,544	29,915	34,794	110,187

Cash flows from investing activities
Capital expenditures	(22,398)	(26,565)	(67,754)	(66,787)
Proceeds from disposal of property, plant and equipment	247	—	510	—
Purchases of investments	(3,947)	(29,223)	(71,968)	(51,894)
Proceeds from maturities of investments	29,985	—	99,235	35,821

Net cash provided by (used in) investing activities	3,887	(55,788)	(39,977)	(82,860)

Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(363)	(7,375)	(10,278)	(15,320)
Payments for debt issuance costs	—	(22)	(579)	(22)
Issuance of common stock, net of stock issue costs	2	14	807	23

Net cash (used in) financing activities	(361)	(7,383)	(10,050)	(15,319)

Cash and cash equivalents
Net increase (decrease)	29,070	(33,256)	(15,233)	12,008
Balance at beginning of period	35,957	141,316	80,260	96,052

Balance at end of period	$65,027	$108,060	$65,027	$108,060

See notes to financial statements

Stillwater Mining Company
Notes to Financial Statements
(Unaudited)
Note 1 — General
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of September 30, 2006, and the results of its operations and its cash flows for the three- and nine-month periods ended September 30, 2006 and 2005. Certain prior period amounts have been reclassified to conform with the current period presentation in which depreciation and amortization and cost of metals sold for the three- and nine-month periods ended September 30, 2005 have been reclassified to move the income effect of changes in inventoried depreciation and amortization from cost of metals sold to depreciation and amortization expense. Amounts of depreciation and amortization capitalized into inventory totaled $(0.9) million and $0.6 million for the three- and nine-month periods ended September 30, 2005, respectively. Revenues of $0.6 million and $2.0 million were reclassified for the three- and nine-month periods ended September 30, 2005 to reflect revenues that had been reported as a reduction of expense. The results of operations for the three- and nine-month periods are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements in this quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2006 and June 30, 2006, Quarterly Reports on Form 10-Q and in the Company’s 2005 Annual Report on Form 10-K.
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
Note 2 — Share-Based Payments
     The Company sponsors stock option plans that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. During 2004, the 1994 Incentive Plan was terminated. Authorized shares of common stock have been reserved for options that were issued prior to the expiration of the plan. In October 2003, stockholders approved the General Plan. In April 2004, stockholders approved the 2004 Equity Incentive Plan. As of September 30, 2006, there were approximately 7,801,000 shares of common stock authorized for issuance under the plans, including approximately 5,250,000, 1,400,000 and 1,151,000 authorized for the 2004 Equity Incentive Plan, the General Plan and the 1994 Incentive Plan, respectively. Options for approximately 4,999,000 and 2,802,000 shares were available and reserved, respectively for grant as of September 30, 2006 under the 2004 Equity Incentive Plan and the General Plan.
     Awards granted under the plans may consist of incentive stock options (ISOs) or non-qualified stock options (NQSOs), stock appreciation rights (SARs), nonvested shares or other stock-based awards, with the exception that non-employee directors may not be granted SARs and only employees of the Company may be granted ISOs.
     The Compensation Committee of the Company’s Board of Directors, which determines the exercise price, exercise period, vesting period and all other terms under each plan, administers the plans. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. The Company received approximately $1,900 and $14,000 in cash from the exercise of stock options in the three- month periods ended September 30, 2006 and 2005, respectively. The Company received approximately $807,000 and $23,000 in cash from the exercise of stock options in the nine-month periods ended September 30, 2006 and 2005, respectively.
     Nonvested shares granted to non-management directors and certain members of management as of September 30,

2006 and the related compensation expense are detailed in the following table:

				Compensation Expense
Non-management	Vested	Nonvested	Market	Three months ended		Nine months ended
Directors	or Vesting	Shares	Value	September 30,		September 30,
Grant Date	Date	Granted	Grant Date	2006	2005	2006	2005
May 3, 2005	November 2, 2005	10,904	$80,035	$—	$40,018	$—	$66,696
April 27, 2006	October 26, 2006	9,752	$160,030	$63,345	$—	$116,690	$—

				$63,345	$40,018	$116,690	$66,696

				Compensation Expense
Certain members		Nonvested	Market	Three months ended		Nine months ended
of Management		Shares	Value	September 30,		September 30,
Grant Date	Vesting Date	Granted	Grant Date	2006	2005	2006	2005
May 7, 2004	May 7, 2007	348,170	$4,460,058	$371,671	$371,671	$1,115,015	$1,115,014
May 3, 2005	May 3, 2008	225,346	$1,654,040	$137,837	$137,837	$413,510	$229,728
April 27, 2006	April 27, 2009	288,331	$4,731,512	$394,293	$—	$657,154	$—

				$903,801	$509,508	$2,185,679	$1,344,742

Total compensation expense of nonvested shares				$967,146	$549,526	$2,302,369	$1,411,438

     1,219 nonvested shares that were granted on April 27, 2006 to non-management directors were forfeited in the three month period ended September 30, 2006 due to the resignation of one member from the Company’s board of directors.
     On May 3, 2005, the Company’s Board of Directors implemented the Stillwater Mining Company Non-Employee Directors’ Deferral Plan, which allows non-employee directors to defer all or any portion of the compensation received as directors, in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). The plan provides for a Company matching contribution equal to 20% of the participant’s deferred amount. Each participant elects the form of the Company match (cash or Company common stock). In accounting for this plan, the Company follows the provisions of APB Opinion No. 12, Omnibus Opinion — 1967 on accounting for deferred compensation plans other than post-retirement plans in conjunction with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested. The company match was made in Company common stock and resulted in compensation expense of $7,500 and $22,500 during the three- and nine-month periods ended September 30, 2006, respectively. Compensation expense related to the Non-Employee Directors’ Deferral Plan was $8,000 during the three- and nine-month periods ended September 30, 2005.
     On February 1, 2006, the Company’s Board of Directors implemented the Stillwater Mining Company Nonqualified Deferred Compensation Plan, which allows officers of the Company to defer up to 60% of their salaries and up to 100% of cash compensation other than salary in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). For each Plan year, the Company matches the amount of compensation deferred during that year up to a maximum of 6% of the participant’s total compensation for the calendar year. In accounting for this plan, the Company follows the provisions of APB Opinion No. 12, Omnibus Opinion - 1967 on accounting for deferred compensation plans other than post-retirement plans in conjunction with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested. Compensation expense deferred under the Nonqualified Deferred Compensation Plan was approximately $72,000 and $143,000 for the third quarter and first nine-month period of 2006, respectively. The Company match was made in cash.

     The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant. The compensation expense related to the fair value of stock options during the three- month periods ended September 30, 2006 and 2005 was $114,214 and $105,074, respectively. Compensation expense related to the fair value of stock options during the nine-month periods ended September 30, 2006 and 2005 was $291,170 and $297,697, respectively. Compensation expense related to the fair value of stock options was recorded as general and administrative expense.
     The Company calculated the fair value of options in 2006 and 2005 at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Three months ended September 30,	2006	2005
Weighted-average expected lives (years)	3.8	3.7
Interest rate	4.9%	4.0%
Volatility	56%	56%
Dividend yield	—	—
     Quarterly stock option activity for the nine-month periods ended September 30, 2006 and 2005 is summarized as follows:

			Weighted Average
		Weighted Average	Grant-Date Fair
As of September 30, 2006	Shares	Exercise Price	Value
Options outstanding at December 31, 2005	1,515,872	$20.21
Options exercisable at December 31, 2005	1,360,819	$21.38
First Quarter 2006 Activity
Options granted	17,775	13.17	$6.07
Options exercised	(31,768)	12.27
Options canceled/forfeited	(64,452)	28.72

Options outstanding at March 31, 2006	1,437,427	$19.92
Options exercisable at March 31, 2006	1,289,580	$21.07
Second Quarter 2006 Activity
Options granted	25,025	14.42	$7.21
Options exercised	(64,690)	6.64
Options canceled/forfeited	(33,873)	22.32

Options outstanding at June 30, 2006	1,363,889	$20.39
Options exercisable at June 30, 2006	1,218,140	$21.47
Third Quarter 2006 Activity
Options granted	28,525	10.35	$4.89
Options exercised	(200)	3.20
Options canceled/forfeited	(21,647)	19.80

Options outstanding at September 30, 2006	1,370,567	$20.19
Options exercisable at September 30, 2006	1,233,586	$21.13

			Weighted Average
		Weighted Average	Grant-Date Fair
As of September 30, 2005	Shares	Exercise Price	Value
Options outstanding at December 31, 2004	1,731,663	$20.92
Options exercisable at December 31, 2004	1,521,204	$22.33
First Quarter 2005 Activity
Options granted	23,550	10.95	$5.33
Options exercised	(2,176)	7.02
Options canceled/forfeited	(66,984)	30.14

Options outstanding at March 31, 2005	1,686,053	$20.41
Options exercisable at March 31, 2005	1,496,568	$21.82
Second Quarter 2005 Activity
Options granted	6,550	7.19	$3.66
Options exercised	(583)	2.53
Options canceled/forfeited	(86,397)	17.39

Options outstanding at June 30, 2005	1,605,623	$20.52
Options exercisable at June 30, 2005	1,436,569	$21.79
Third Quarter 2005 Activity
Options granted	16,875	8.10	$3.67
Options exercised	(5,538)	3.10
Options canceled/forfeited	(99,279)	22.07

Options outstanding at September 30, 2005	1,517,681	$20.35
Options exercisable at September 30, 2005	1,372,661	$21.48
     Amounts in 2005 shown above have been revised to exclude units of nonvested shares. The weighted average grant-date fair value was revised for all quarters noted above except for the three months ended September 30, 2006.
     The total intrinsic value of stock options exercised during the quarters ended September 30, 2006, and 2005, was approximately $1,700 and $29,000, respectively. The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2006 and 2005, was approximately $801,000 and $36,000, respectively.
     At September 30, 2006, the total intrinsic value was approximately $316,000 and $304,000 for stock options outstanding and exercisable, respectively. At September 30, 2005, the total intrinsic value was approximately $704,000 and $491,000 for stock options outstanding and exercisable, respectively.
     The following table summarizes information for outstanding and exercisable options as of September 30, 2006:

		Options Outstanding		Options Exercisable
		Average Years	Weighted		Weighted
Range of	Number	Remaining	Average Exercise	Number	Average Exercise
Exercise Price	Outstanding	Contract Life	Price	Exercisable	Price
$2.30 — 4.66	19,788	6.0	$2.88	19,788	$2.88
$4.67 — 9.33	146,759	7.3	$7.03	114,554	$6.71
$9.34 — 13.99	119,489	6.7	$12.07	49,225	$12.65
$14.00 — 18.65	325,192	3.2	$15.74	290,680	$15.79
$18.66 — 23.31	296,089	5.0	$19.36	296,089	$19.36
$23.32 — 27.98	191,675	2.5	$26.50	191,675	$26.50
$27.99 — 32.64	99,175	3.3	$30.49	99,175	$30.49
$32.65 — 37.30	111,400	4.2	$34.63	111,400	$34.63
$37.31 — 41.96	61,000	3.8	$38.27	61,000	$38.27

	1,370,567	4.4	$20.19	1,233,586	$21.13

     A summary of the status of the Company’s nonvested stock options as of September 30, 2006, and changes during the nine-month period ended September 30, 2006 is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Options	Options	Value
Nonvested options at December 31, 2005	154,190	$9.90

Options granted	17,775	13.18
Options vested	(21,123)	12.33
Options forfeited	(2,995)	12.44

Nonvested options at March 31, 2006	147,847	$9.90

Options granted	25,025	14.36
Options vested	(20,523)	6.17
Options forfeited	(6,600)	5.60

Nonvested options at June 30, 2006	145,749	$11.38

Options granted	28,525	9.30
Options vested	(31,101)	9.03
Options forfeited	(6,192)	5.45

Nonvested options at September 30, 2006	136,981	$11.75

     Total compensation cost related to nonvested stock options not yet recognized is $114,214, $240,539, $82,314, and $15,655 for the remaining three months of 2006 and for years 2007, 2008, and 2009, respectively.
Note 3 — Investments
     The Company held $28.4 million and $55.7 million of available-for-sale marketable securities at September 30, 2006 and December 31, 2005, respectively. Investments held consisted of federal agency notes and commercial paper.
     The cost, gross unrealized gains, gross unrealized losses, and fair value of available-for-sale investment securities by major security type and class of security at September 30, 2006 were as follows:

		Gross	Gross
(in thousands)		unrealized	unrealized	Fair
At September 30, 2006	Cost	gains	losses	market value
Federal agency notes	$24,252	$221	$9	$24,464
Commercial paper	3,948	18	—	3,966

	$28,200	$239	$9	$28,430

Note 4 — Comprehensive Income
     Comprehensive income consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income. As of September 30, 2006, such items consist of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities, available-for-sale marketable securities, and an interest rate swap.
     The Company had commodity instruments relating to financially settled forwards outstanding during the third quarter of 2006 accounted for as cash flow hedges. The net unrealized loss on these instruments, $25.6 million at September 30, 2006, will be reflected in other comprehensive income until these instruments are settled. All commodity instruments outstanding at September 30, 2006, are expected to settle within the next twenty-one months (see Note 9). The net unrealized loss on the interest rate swap was $0.2 million at September 30, 2006, (see Note 9).

     The following summary sets forth the changes in accumulated other comprehensive loss in stockholders’ equity:

(in thousands)	Available for Sale	Commodity	Interest Rate	Accumulated Other
As of September 30, 2006	Securities	Instruments	Swap	Comprehensive Loss

Balance at December 31, 2005	$202	$(17,604)	$—	$(17,402)

Reclassification to earnings	—	5,398	—	5,398
Change in value	159	(22,107)	—	(21,948)

Comprehensive income (loss)	$159	$(16,709)	$—	$(16,550)

Balance at March 31, 2006	$361	$(34,313)	$—	$(33,952)

Reclassification to earnings	—	9,221	—	9,221
Change in value	70	(22,333)	—	(22,263)

Comprehensive income (loss)	$70	$(13,112)	$—	$(13,042)

Balance at June 30, 2006	$431	$(47,425)	$—	$(46,994)

Reclassification to earnings	—	10,010	—	10,010
Change in value	(201)	11,809	(164)	11,444

Comprehensive income (loss)	$(201)	$21,819	$(164)	$21,454

Balance at September 30, 2006	$230	$(25,606)	$(164)	$(25,540)

(in thousands)	Available for Sale	Commodity	Interest Rate	Accumulated Other
As of September 30, 2005	Securities	Instruments	Swap	Comprehensive Loss

Balance at December 31, 2004	$—	$(4,965)	$—	$(4,965)

Reclassification to earnings	—	1,099	—	1,099
Change in value	—	(838)	—	(838)

Comprehensive income (loss)	$—	$261	$—	$261

Balance at March 31, 2005	$—	$(4,704)	$—	$(4,704)

Reclassification to earnings	—	1,278	—	1,278
Change in value	—	(3,496)	—	(3,496)

Comprehensive income (loss)	$—	$(2,218)	$—	$(2,218)

Balance at June 30, 2005	$—	$(6,922)	$—	$(6,922)

Reclassification to earnings	—	1,998	—	1,998
Change in value	—	(11,178)	—	(11,178)

Comprehensive income (loss)	$—	$(9,180)	$—	$(9,180)

Balance at September 30, 2005	$—	$(16,102)	$—	$(16,102)

Note 5 — Inventories
     During the first nine months of 2006, the Company reduced the aggregate inventory carrying value of certain components of its in-process and finished goods inventories by $1.2 million to reflect costs in excess of market value. The amount of depreciation and amortization capitalized into inventory totaled $(0.3) million.
     Inventories and related advances pertaining to the Company’s recycling business segments have increased by $56.8 million during the first nine months of 2006 from $26.8 million at December 31, 2005 to $83.6 million at September 30, 2006.

     Inventories reflected in the accompanying balance sheet consisted of the following:

	September 30,	December 31,
(in thousands)	2006	2005
Metals Inventory
Raw ore	$1,083	$2,206
Concentrate and in-process	45,564	24,661
Finished goods	59,499	35,945
Palladium inventory from Norilsk Nickel transaction	—	10,694

	106,146	73,506
Materials and supplies	15,904	13,128

	$122,050	$86,634

Note 6 — Long-Term Debt
Credit Agreement
     On August 3, 2004, the Company entered into a $180 million credit facility with a syndicate of financial institutions. The credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 325 basis points) and a $40 million five-year revolving credit facility bearing interest, when drawn, at a variable rate plus a margin (LIBOR plus 225 basis points, or 7.625% at September 30, 2006) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility, and undrawn letters of credit issued under this facility carry an annual fee of 2.375%. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced in August 2004.
     On January 31, 2006, the Company completed an amendment to its primary credit facility that reduced the interest rate spread on the term loan portion of the facility from the original 325 basis points to 225 basis points. The unhedged interest rate was 7.625% at September 30, 2006. A previous provision that required the Company to fix the interest rate on 50% of the outstanding term loan balance through December 31, 2007, if and when the underlying three-month LIBOR reached 4.50% was also amended, increasing the threshold rate to 5.50%. Under the terms of the amendment, the Company would pay a 1% penalty on certain voluntary prepayment transactions that occur within one year of the effective date of the amendment.
     The Company received a letter, dated June 29, 2006, from the credit facility lenders stating that three-month LIBOR had reached 5.50%. On July 28, 2006, the Company entered into an interest rate swap agreement that effectively fixes the interest rate on $50 million of the Company’s outstanding term debt through December 31, 2007. The effective fixed rate of the interest rate swap is 7.628%.
     As of September 30, 2006, the Company had $99.6 million outstanding under the term loan facility. In addition the Company has issued two undrawn letters of credit against its revolving credit facility, the first in the amount of $7.5 million as surety for its long-term reclamation obligation at East Boulder Mine and the second in the amount of $6.6 million, as collateral for the Company’s surety bonds. As of September 30, 2006, the net amount available under the Company’s revolving credit facility was $25.9 million.
     The credit facility requires as prepayments 50% of the Company’s annual excess cash flow, plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. The Company also was required to remit 25% of the net proceeds from sales of the palladium received in the Norilsk Nickel transaction to prepay its term loan facility. These sales were completed in March 2006. All prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The Company’s term loan facility allows the Company to choose among LIBOR loans of various maturities plus a spread of 2.25% or alternate base rate loans plus a spread of 1.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 8.25% at September 30, 2006. The alternate base rate applies only to that portion of the term loan facility in any period for which the Company has not elected to use LIBOR contracts. Substantially all the property and assets of the Company are pledged as security for the credit facility. As of September 30, 2006, $1.0 million of the credit facility is classified as a current liability.
     The following is a schedule of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility at September 30, 2006, without regard to the prepayments required to be offered out of excess cash flow, or paid at the Company’s discretion:

Credit Facility
Scheduled Repayments
Year ended	(in thousands)
2006 (October—December)	$255
2007	1,019
2008	1,019
2009	1,019
2010	96,305

Total	$99,617

Note 7 — Earnings per Share
     Basic earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No adjustments were made to reported net income in the computation of earnings per share.
     The effect of outstanding stock options on diluted weighted average shares outstanding was 52,988 and 92,505 for the three- and nine- month periods ended September 30, 2006, respectively. Outstanding options to purchase 1,195,795 and 1,116,141 shares of common stock were excluded from the computation of diluted earnings per share for the three- and nine- months periods ended September 30, 2006, respectively, because the effect of inclusion would have been antidilutive. All stock options were antidilutive for the three- and nine- month periods ended September 30, 2005 because the Company reported a net loss and inclusion of any of these options would have reduced the net loss per share amounts.
     The effect of outstanding nonvested shares was to increase diluted weighted average shares outstanding by 870,380 and 744,240 shares for the three- and nine- month periods ended September 30, 2006, respectively.
Note 8 — Sales Contracts
Mine Production:
     The Company has entered into three long-term sales contracts with its customers that contain guaranteed floor and ceiling prices for metals delivered, expiring in 2006, 2008 and 2010, respectively. Under these long-term contracts, the Company has committed 80% to 100% of its mined palladium production and 70% to 80% of its mined platinum production annually through 2010. Metal sales are priced at a small volume discount to market, subject to floor and ceiling prices. The Company’s remaining production is not committed under these contracts and remains available for sale at prevailing market prices.

     Sales to significant customers, including the three contracts noted above, as a percentage of total revenues for the three- and nine-month periods ended September 30, 2006 and 2005 were as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Customer A	31%	39%	36%	39%
Customer B	18%	*	11%	*
Customer C	17%	23%	15%	21%
Customer D	12%	*	*	*
Customer E	*	18%	*	18%

	78%	80%	62%	78%

*	Represents less than 10% of total revenues.
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

	PALLADIUM				PLATINUM
	Subject to		Subject to		Subject to		Subject to
	Floor Prices		Ceiling Prices		Floor Prices		Ceiling Prices
	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling
Year	Production	Price	Production	Price	Production	Price	Production	Price
2006	100%	$339	31%	$701	80%	$425	16%	$856
2007	100%	$339	16%	$975	70%	$425	14%	$850
2008	86%	$374	20%	$975	70%	$425	14%	$850
2009	80%	$380	20%	$975	70%	$425	14%	$850
2010	80%	$375	20%	$975	70%	$425	14%	$850
Palladium acquired in connection with the Norilsk Nickel transaction and other activities:
     The Company entered into three sales agreements during the first quarter of 2004 to sell the palladium received in the Norilsk Nickel transaction. Under these agreements, the Company sold approximately 36,500 ounces of palladium per month at a slight volume discount to market prices. These sales were completed in the first quarter of 2006. In addition, one of these agreements obligated the Company to deliver for sale each month 3,250 ounces of platinum and 1,900 ounces of rhodium, at a slight volume discount to market price. Platinum and rhodium to fulfill this commitment were sourced in part from Company operations, and the remainder in the open market. The Company also makes other open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $2.9 million and $12.5 million on approximately 9,000 and 11,200 ounces of PGMs that were purchased in the open market and re-sold for the three months ended September 30, 2006 and 2005, respectively. The Company recognized revenue of $31.5 million and $43.5 million on approximately 35,800 and 72,600 ounces of PGMs that were purchased in the open market and re-sold under these sales agreements for the nine months ended September 30, 2006 and 2005, respectively.
Note 9 — Financial Instruments
     The Company uses various derivative financial instruments to manage the Company’s exposure to changes in interest rates and PGM market commodity prices. Because the Company hedges only with instruments that have a high correlation with the value of the underlying exposures, changes in the derivatives’ fair value are expected to be offset by changes in the value of the hedged transaction.

Commodity Derivatives
     The Company enters into fixed forward contracts and financially settled forward contracts to offset the price risk in its PGM recycling activity and on portions of its mine production. In the fixed forward transactions, metals contained in the recycled materials are normally sold forward and subsequently delivered against the fixed forward contracts when the finished ounces are recovered. The Company uses fixed forward transactions primarily to price in advance the metals processed in its recycling business. Under financially settled forwards, accounted for as cash flow hedges, the Company receives, at each settlement date, the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. These financially settled forward contracts are settled in cash at maturity. The Company normally uses financially settled forward contracts to reduce downside price risk associated with deliveries out of future mine production under the Company’s long term sales agreements.
     Prior to the second quarter of 2006, the Company accounted for the fixed forward contracts in its PGM recycling business as cash flow hedges. Because these transactions qualify as normal purchases and normal sales as provided in SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities, for all such transactions entered into on or after April 1, 2006, the Company no longer accounts for these fixed forward contracts as cash flow hedges.
     As of September 30, 2006, the Company was party to financially settled forward agreements covering approximately 51% of its anticipated platinum sales from mine production from October 2006 through June 2008. These derivative transactions hedge a total of 140,000 ounces of platinum sales from mine production and are all expected to settle within the next twenty-one months at an overall average price of approximately $969 per ounce. Until these forward contracts mature, any net change in the value of the hedging instrument due to changes in metal prices is reflected in stockholders’ equity as accumulated other comprehensive income (AOCI). The unrealized loss from financially settled forwards on mine production due to changes in metals prices at September 30, 2006, as reflected in AOCI, was approximately $25.6 million (see Note 4). When these instruments are settled, any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sales and will be recognized at that time in operating income.
     A summary of the Company’s financially settled forwards as of September 30, 2006 is as follows:
Mine Production:
Financially Settled Forwards

	Platinum Ounces	Average Price	Index
Fourth Quarter 2006	26,500	$887	Monthly London PM Average
First Quarter 2007	26,500	$914	Monthly London PM Average
Second Quarter 2007	28,000	$1,000	Monthly London PM Average
Third Quarter 2007	23,500	$987	Monthly London PM Average
Fourth Quarter 2007	20,500	$1,001	Monthly London PM Average
First Quarter 2008	9,000	$1,104	Monthly London PM Average
Second Quarter 2008	6,000	$1,054	Monthly London PM Average
Other derivatives
     As discussed in Note 6, the Company entered into an interest rate swap agreement on July 28, 2006 that fixes the interest rate on $50 million of the Company’s outstanding term debt through December 31, 2007. The effective fixed rate of the interest rate swap is 7.628%. The net unrealized loss on this interest rate swap was $0.2 million at September 30, 2006, and is reflected in other comprehensive income (see Note 4).

Note 10 — Income Taxes
     The Company computes income taxes using the asset and liability approach as defined in SFAS No. 109, Accounting for Income Taxes, which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. At September 30, 2006, the Company has net operating loss carryforwards (NOLs), which expire in 2009 through 2025. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers, more likely than not, will not be realized. Except for statutory minimum payments required under certain state and local tax laws, the Company has not recognized any income tax provision or benefit for the three- and nine-month periods ended September 30, 2006 and 2005, as any changes in the net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.
Note 11 — Segment Information
     The Company operates two reportable business segments: Mine Production and PGM Recycling. These segments are managed separately based on fundamental differences in their operations. The Mine Production segment consists of two business components: the Stillwater Mine and the East Boulder Mine. The Mine Production segment is engaged in the development, extraction, processing and refining of PGMs. The Company sells PGMs from mine production under long-term sales contracts, through derivative financial instruments and in open PGM markets. The financial results of the Stillwater Mine and East Boulder Mine have been aggregated, as both have similar products, processes, customers, distribution methods and economic characteristics. The PGM Recycling segment is engaged in the recycling of spent automobile and petroleum catalysts to recover the PGMs contained in those materials. The Company allocates the costs of the Smelter and Refinery to both the Mine Production segment and to the PGM Recycling segment for internal and segment reporting purposes because the Company’s smelting and refining facilities support the PGM extraction activities of both business segments.
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

     The Company evaluates performance and allocates resources based on income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands)	Mine	PGM	All
Three months ended September 30, 2006	Production	Recycling	Other	Total
Revenues	$73,660	$104,228	$2,929	$180,817
Depreciation and amortization	$19,979	$24	$—	$20,003
Interest income	$—	$1,862	$1,483	$3,345
Interest expense	$—	$—	$2,954	$2,954
Income (loss) before income taxes	$5,616	$10,710	$(9,464)	$6,862
Capital expenditures	$22,386	$—	$12	$22,398
Total assets	$504,661	$86,968	$143,257	$734,886

(in thousands)	Mine	PGM	All
Three months ended September 30, 2005	Production	Recycling	Other	Total
Revenues	$62,996	$24,025	$32,692	$119,713
Depreciation and amortization	$20,239	$14	$—	$20,253
Interest income	$—	$325	$950	$1,275
Interest expense	$—	$—	$3,041	$3,041
Income (loss) before income taxes	$(5,706)	$1,784	$(5,182)	$(9,104)
Capital expenditures	$26,565	$—	$—	$26,565
Total assets	$478,766	$21,994	$224,662	$725,422

(in thousands)	Mine	PGM	All
Nine months ended September 30, 2006	Production	Recycling	Other	Total
Revenues	$210,034	$178,481	$49,087	$437,602
Depreciation and amortization	$61,240	$74	$—	$61,314
Interest income	$—	$4,305	$4,091	$8,396
Interest expense	$—	$—	$8,496	$8,496
Income (loss) before income taxes	$6,329	$17,384	$(18,581)	$5,132
Capital expenditures	$67,511	$—	$243	$67,754
Total assets	$504,661	$86,968	$143,257	$734,886

(in thousands)	Mine	PGM	All
Nine months ended September 30, 2005	Production	Recycling	Other	Total
Revenues	$203,030	$65,983	$104,774	$373,787
Depreciation and amortization	$59,516	$41	$—	$59,557
Interest income	$—	$818	$2,650	$3,468
Interest expense	$—	$—	$8,719	$8,719
Income (loss) before income taxes	$(1,960)	$4,888	$(13,854)	$(10,926)
Capital expenditures	$66,758	$29	$—	$66,787
Total assets	$478,766	$21,994	$224,662	$725,422
Note 12 — Regulations and Compliance
     The Mine Safety and Health Administration (MSHA) published a final rule in the Federal Register on May 18, 2006 that revises the effective date for achieving a diesel particulate matter (DPM) final concentration limit of 160 micrograms of total carbon (TC) per cubic meter of air (160TC µg/m3) and phases in this final limit over a two-year period. Consequently, on May 20, 2006, the interim final limit became 308 micrograms of elemental carbon (EC) per cubic meter of air (308EC µg/m3), on January 20, 2007, the maximum limit will become 350TC µg/m3; and on May 20, 2008, the final limit of 160TC µg/m3 will become effective.
     Appropriate measurement methods and emission control standards do not yet exist that would ensure compliance in the Company’s mining environment with this new standard. The Company is aggressively exploring existing technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with MSHA, National Institute for Occupational Safety and Health (NIOSH) and various other companies in the mining industry to share best practices and consider compliance alternatives. Mine operators must continue to use engineering and administrative controls supplemented by respiratory protection to reduce miners’ exposures to the prescribed limits. The final rule establishes new requirements for medical evaluation of miners required to wear respiratory protection and transfer of miners who are medically unable to wear a respirator; and deletes the existing provision that restricts newer mines from applying for an extension of time in which to meet the final concentration limit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following commentary provides management’s perspective and analysis regarding the financial and operating performance of Stillwater Mining Company (the “Company”) for the quarter ended September 30, 2006. It should be read in conjunction with the financial statements included in this quarterly report and in the Company’s 2005 Annual Report on Form 10-K.
Overview
     Stillwater Mining Company mines, processes, refines and markets palladium, platinum and minor amounts of other metals from the J-M Reef, an extensive trend of Platinum Group Metal (PGM) mineralization located in Stillwater and Sweet Grass Counties in south central Montana. The Company operates two mines, Stillwater and East Boulder, within the J-M Reef, each with substantial underground operations, a surface mill and concentrator. The Company also operates smelting and refining facilities at Columbus, Montana. Concentrates produced at the two mines are transported to the smelter and refinery where they are further processed into a PGM filter cake that is sent to third-party refiners for final processing. Substantially all finished palladium and platinum produced from mining is sold under contracts with three major automotive manufacturers, General Motors Corporation, Ford Motor Company, and Mitsubishi Corporation, for use in automotive catalytic converters. These contracts include floor and, in some cases, ceiling prices on palladium and platinum.
     The Company also recycles spent catalyst material through its processing facilities in Columbus, Montana, recovering platinum, palladium and rhodium from these materials. The Company has in place agreements to purchase spent automotive catalyst from third-party collectors, and also processes material owned by others under toll processing arrangements. Recycling volumes fed into the Company’s processing facilities have increased substantially during 2006, totaling 239,000 ounces of processed PGMs for the first nine months of 2006, compared to 151,000 ounces of processed PGMs for the comparable period of 2005, a 58.3% increase. During the third quarter 2006, PGM recycling ounces fed into the smelter increased to 90,000 ounces compared to 42,000 ounces fed during the third quarter 2005, a 114.3% increase. While the growth in purchased catalyst volumes, combined with higher market prices paid for PGMs during 2006 and some restructuring of purchase terms, has benefited net income, it also has resulted in a drawdown of cash to cover the substantial increase in marketable inventories and other working capital needed to support this growth. Total working capital for recycling was approximately $84.0 million at September 30, 2006, compared to approximately $13.0 million at September 30, 2005.
     The Company reported net income for the third quarter of 2006 of $6.9 million, or $0.07 per diluted share, on revenues of $180.8 million, compared to a net loss of $9.1 million, or $0.10 per diluted share on revenues of $119.7 million in the third quarter of 2005. The 2006 third quarter benefited from strong realized prices on PGM sales, good performance from its mining operations and continuing growth in the Company’s precious metal recycling business. In the third quarter of 2005, sales of palladium from the inventory received in the 2003 Norilsk Nickel transaction contributed $1.6 million to net income, offset by short-term production challenges at the Stillwater Mine. The two-year program to liquidate this palladium inventory was completed during the first quarter of 2006.
     Market prices for platinum-group metals were substantially higher in the third quarter of 2006 than a year ago, but the Company’s per-ounce realizations were only marginally higher. The Company’s palladium sales benefit from floor prices in its sales contracts that generally were above the current market price during the quarter. Under these contracts, until the palladium market price exceeds these floors, the Company realizes no additional benefit from palladium price increases. On the other hand, the Company’s realized price for platinum continues to be limited by past forward sales commitments at prices below the current market. As indicated in Note 9 to the Company’s third quarter 2006 financial statements, the realized price under these forward sales commitments is expected to increase in future quarters.
     The Company’s cash and cash equivalents was $65.0 million at September 30, 2006, up $29.0 million from the end of the second quarter but down $15.2 million year-to-date. Including the Company’s available-for-sale investments in highly liquid federal agency notes and commercial paper, the Company’s total available liquidity at September 30, 2006, is $93.5 million, up from $90.6 million at the end of the 2006 second quarter, but representing a decline of approximately $42.4 million from the Company’s equivalent available liquidity of $135.9 million at the end of 2005. Most of the year-to-date drop in liquidity is accounted for by a substantial investment in working capital requirements as the recycling business has grown. Working capital constituting marketable inventories (see Note 5 to the Company’s financial statements) or advances thereon in the Company’s growing PGM recycling business increased $56.8 million to $83.6 million at the end of the quarter from $26.8 million at the beginning of the year. The Company also has $25.9 million available to it under undrawn revolving credit lines.

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
     Palladium market prices appeared to stabilize during the third quarter of 2006 after rising sharply earlier in the year, ending the period at $315 per ounce. Platinum prices followed a similar pattern, ending third quarter of 2006 at $1,140 per ounce. The Company believes recent PGM prices reflect both fundamental strengthening of demand and a certain amount of investment activity in the metals.
Diversification
     As noted previously, management is evaluating opportunities to diversify its operations by acquiring or developing additional mining ventures. The Company reported last quarter that it had entered into an exploration agreement with a Canadian junior exploration company, committing the Company to spend up to $350,000 during 2006 on an exploratory drilling program, targeting PGMs with associated nickel and copper. That drilling program has now been completed. Drill results from the identified target zones did not indicate sufficient levels of mineralization to justify the Company’s continued funding of the project, and consequently the Company will terminate its involvement. However, the Company’s efforts to identify appropriate diversification opportunities will continue.
Mine Production
     Ore tons mined, grade of the ore and metallurgical recovery, drive the Company’s production of palladium and platinum. The Company reports net mine production as ounces contained in the mill concentrate, adjusted for processing losses expected to be incurred in smelting and refining. The Company considers an ounce of metal “produced” at the time it is shipped from the mine site. Depreciation and amortization costs are inventoried at each stage of production.
     A series of major wildfires in central Montana during late August and September impeded mine production modestly during the quarter. While these fires never seriously threatened the mine properties themselves, public safety concerns along access roads to the mines resulted in the suspension of mining operations at times. In all, the Stillwater Mine was closed for 2-1/2 days and the East Boulder Mine for 7 days in consequence of the fires, resulting in a total estimated production loss of between 7,000 and 10,000 PGM ounces during the quarter. Management had previously given guidance for full-year 2006 production of between 595,000 and 625,000 PGM ounces, and, despite the effect of the fires, the Company has recently reaffirmed this production guidance.

     Ore production at the Stillwater Mine averaged 2,041 and 1,992 tons of ore per day during the third quarter and the first nine months of 2006, respectively, compared to 1,944 tons of ore per day during 2005, reflecting normal variation in mining productivity from period to period.
     The rate of ore production at the East Boulder Mine averaged 1,186 and 1,488 tons of ore per day during the third quarter and the first nine months of 2006, respectively, compared to 1,359 tons of ore per day averaged during 2005. Lower productivity in the third quarter of 2006 reflects the effects of the production days lost due to the wildfires in Central Montana. Completion of the first of two new ventilation shafts in late 2005 and improvements in the developed state of the mine have contributed to the generally higher productivity at East Boulder year-to-date in 2006. Excavation of the second ventilation shaft was completed during the third quarter of 2006.
     As reported in the Company’s 2005 Annual Report on Form 10-K, the Company has identified a series of operating initiatives at the mines designed to increase efficiency, reduce unit costs of production, and increase total PGM ounces produced in an effort to address the economic viability of the mines if the current contracts with the auto companies are not renewed prior to expiration in 2010. Key elements of this program include overlapping efforts to strengthen safety, improve the developed state of the mines and increase proven reserves, shift mining methods away from highly mechanized mining and toward more selective extraction, increase overall production rates toward the permitted capacity of each mine, and reduce total mining support costs through improved mining efficiencies. During the first nine months of 2006, the Company continued to demonstrate industry leadership in safety and environmental compliance, maintained its accelerated capital development program to expand infrastructure and increase proven reserves, and obtained very encouraging results in its initial efforts to shift toward more selective extraction methods. Anticipated benefits of the more selective mining methods include improved ore grades and access to previously uneconomic mineralized material, significant reductions in waste material mined and overall development requirements, less spending on capital equipment acquisition and maintenance, and ultimately much lower capital and operating costs per ounce of production. This is a continuing effort that will be implemented progressively over the next three to five years.
     The grade of the Company’s ore reserves, measured in combined palladium and platinum ounces per ton, is a composite average of samples in all ore reserve areas. As is common in underground mines, the grade of ore mined and the recovery rate realized varies from area to area. In particular, mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. However, the composite average grade at each mine tends to be fairly stable. For the three- and nine-month periods ended September 30, 2006, the average mill head grade for all tons processed from the Stillwater Mine was 0.58 and 0.60 PGM ounces per ton of ore, respectively, compared to the average grade in 2005 for the same periods of 0.50 and 0.53. For the three- and nine-month periods ended September 30, 2006, the average mill head grade for all tons processed from the East Boulder Mine was 0.39 PGM ounces per ton of ore compared to 0.42 and 0.39, respectively, during the same periods in 2005.
     During the three- and nine-month periods ended September 30, 2006, the Company’s mining operations produced a total of 117,000 and 345,000 ounces of palladium, respectively, and 34,000 and 101,000 ounces of platinum, respectively.
     During 2006, the Company has maintained its 2005 emphasis on accelerated primary development at both mines. Development activities, like production, were interrupted at both mines by the time lost due to wildfires in Central Montana. For the third quarter of 2006, primary development totaled approximately 10,000 feet, reflecting the loss of approximately 450 feet of development attributable to the wildfire shutdowns. For the nine-month period ended September 30, 2006, primary development totaled approximately 33,800 feet. Definitional drilling for the quarter totaled approximately 149,000 feet and year-to-date totaled approximately 507,400 feet. Despite the lost production due to the wildfires, the Company recently reaffirmed its full year 2006 guidance of 40,000 feet of primary development and 600,000 feet of definitional drilling. Management believes this investment in mine development will result in more efficient and productive mining operations over the longer term. Capital spending requirements are expected to decline in future years following completion of the expanded 2006 development program. Tonnage from the Company’s captive cut and fill mining program increased to 400 tons per day in the third quarter, on track to achieve the Company’s goal of 550 tons per day by year-end.

Federal Regulations
     As discussed in Note 12 to the Company’s financial statements, MSHA published a final rule in the Federal Register on May 18, 2006, that addressed diesel particulate matter exposure of underground metal and nonmetal miners. The final rule phases in the final limit of 160 Total Carbon (“TC”) micrograms per cubic meter of air (160TC µg/m3) over a two-year period. Consequently, on May 20, 2006, the interim limit became 308 micrograms of elemental carbon (“EC”) per cubic meter of air (308EC µg/m3), which is the same as the prior interim limit; on January 20, 2007, the final limit will be adjusted to a TC basis and will become a limit of 350TC µg/m3; and on May 20, 2008, the final limit of 160TC µg/m3 will become effective. MSHA has stated its intention to convert the TC limits to comparable EC limits later through a separate rulemaking.
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
PGM Recycling
     PGMs (platinum, palladium and rhodium) contained in spent catalytic converter materials are recycled and processed by the Company through its metallurgical complex. A sampling facility is used to crush and sample spent catalysts prior to their being blended for smelting in the electric furnace. The spent catalytic material is sourced by third parties, primarily from automobile repair shops and automobile yards that disassemble old cars for the recycling of their parts.
     The Company has been processing small spot shipments of spent catalysts since 1997. In October 2003, the Company entered into a metal sourcing agreement with a major supplier under which Stillwater contractually purchases spent catalysts for recycling. While the commercial terms of this agreement are confidential, in the event of a change in business circumstances the Company can terminate the agreement upon ninety days’ notice. The agreement allows the Company to more fully utilize the capacity of its processing and refining facilities. The Company also has arrangements with other suppliers to provide recycling materials for purchase or for toll processing through the Company’s facilities.
     Recycling activity has expanded significantly since 2003, and continued to expand sharply during the third quarter of 2006. During the third quarter of 2006, the Company processed recycled materials at a rate of approximately 17.2 tons per day, up from 7.4 tons per day in the third quarter of 2005. Revenues from PGM recycling were $104.2 million for the third quarter of 2006 compared to $24.0 million in revenue for the same period in 2005. This revenue increase of $80.2 million reflects both the higher catalyst processing volumes and higher underlying PGM prices in 2006.
     The Company sells forward certain metals produced from its recycling activities, thereby fixing the price received when the metal is finally processed and sold. In the past, the Company accounted for such forward sales as cash flow hedges under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Effective with purchases on or after April 1, 2006, the Company no longer accounts for such forward sales of recycled PGMs as cash flow hedges, but rather relies on the “normal purchase and normal sale” exception, as provided in SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.

Corporate and Other Matters
     As of September 30, 2006, the Company had secured platinum prices in the forward market on a portion of future sales by entering into financially settled forward transactions covering approximately 51% of the Company’s anticipated platinum mine production for the period from October 2006 through June 2008. These transactions are intended to reduce the Company’s financial exposure in the event that the recent historically high market prices for platinum were to weaken substantially in the future. As of September 30, 2006, the Company has open financially settled forward contracts covering a total of 140,000 ounces of platinum at an overall average price of approximately $969 per ounce. The hedges are expected to reduce the overall volatility of the Company’s earnings and cash flow. Under these hedging arrangements, in return for protection against downward movements in the platinum price, the Company gives up the benefit of increases in the platinum price on the hedged ounces. The Company recorded hedging expense in the third quarter of 2006 totaling $10.0 million for fixed forward and financially-settled forward contracts that settled below market price during the quarter. For the third quarter of 2005, the Company recorded corresponding hedging expense of $2.0 million. These amounts are included as a reduction of mine production revenue.
     The Company’s primary credit agreement, as amended in January of 2006, requires the Company to fix the interest rate on a notional amount equal to at least 50% of its outstanding term debt through December 31, 2007, within 45 days of receiving notice from the lenders that the three-month London Interbank Offer Rate (LIBOR) equals or exceeds 5.50%. The Company received such notice from the lenders in a letter dated as of June 29, 2006, and on July 28, 2006, entered into an interest rate swap agreement that effectively fixes the interest rate on $50 million of the Company’s outstanding debt at 7.628% through December 31, 2007.

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
OPERATING AND COST DATA FOR MINE PRODUCTION

Consolidated:
Ounces produced (000)
Palladium	117	99	345	317
Platinum	34	29	101	94

Total	151	128	446	411

Tons milled (000)	308	281	957	889
Mill head grade (ounce per ton)	0.54	0.49	0.51	0.50

Sub-grade tons milled (000) (1)	17	22	46	59
Sub-grade tons mill head grade (ounce per ton)	0.13	0.15	0.13	0.16

Total tons milled (000) (1)	325	303	1,003	948
Combined mill head grade (ounce per ton)	0.51	0.47	0.49	0.48
Total mill recovery (%)	90	91	91	91

Total operating costs (000) (Non-GAAP) (2)	$28,445	$35,635	$106,991	$112,450
Total cash costs (000) (Non-GAAP) (2)	$37,049	$42,016	$130,758	$132,015
Total production costs (000) (Non-GAAP) (2)	$57,052	$61,520	$192,187	$192,490

Total operating costs per ounce (Non-GAAP) (3)	$188	$279	$240	$274
Total cash costs per ounce (Non-GAAP) (3)	$245	$329	$293	$321
Total production costs per ounce (Non-GAAP) (3)	$377	$482	$431	$469

Total operating costs per ton milled (Non-GAAP) (3)	$87	$118	$107	$119
Total cash costs per ton milled (Non-GAAP) (3)	$114	$139	$130	$139
Total production costs per ton milled (Non-GAAP) (3)	$175	$203	$192	$203

Stillwater Mine:
Ounces produced (000) Palladium	84	64	232	221
Platinum	25	19	69	67

Total	109	83	301	288

Tons milled (000)	188	160	544	534
Mill head grade (ounce per ton)	0.63	0.55	0.60	0.57

Sub-grade tons milled (000) (1)	17	22	46	59
Sub-grade tons mill head grade (ounce per ton)	0.13	0.15	0.13	0.16

Total tons milled (000) (1)	205	182	590	593
Combined mill head grade (ounce per ton)	0.58	0.50	0.60	0.53
Total mill recovery (%)	91	92	92	92

Total operating costs (000) (Non-GAAP) (2)	$19,587	$22,871	$69,609	$75,715
Total cash costs (000) (Non-GAAP) (2)	$25,514	$27,107	$85,349	$88,978
Total production costs (000) (Non-GAAP) (2)	$37,988	$39,230	$121,560	$128,397

Total operating costs per ounce (Non-GAAP) (3)	$179	$274	$231	$263
Total cash costs per ounce (Non-GAAP) (3)	$234	$325	$283	$310
Total production costs per ounce (Non-GAAP) (3)	$348	$470	$403	$447

Total operating costs per ton milled (Non-GAAP) (3)	$96	$126	$118	$128
Total cash costs per ton milled (Non-GAAP) (3)	$124	$149	$145	$150
Total production costs per ton milled (Non-GAAP) (3)	$185	$215	$206	$217

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
OPERATING AND COST DATA FOR MINE PRODUCTION (Continued)

East Boulder Mine:
Ounces produced (000)
Palladium	33	35	113	96
Platinum	9	10	32	27

Total	42	45	145	123

Tons milled (000)	120	121	413	355
Mill head grade (ounce per ton)	0.39	0.42	0.39	0.39

Sub-grade tons milled (000) (1)	—	—	—	—
Sub-grade tons mill head grade (ounce per ton)	—	—	—	—

Total tons milled (000) (1)	120	121	413	355
Combined mill head grade (ounce per ton)	0.39	0.42	0.39	0.39
Total mill recovery (%)	89	89	89	89

Total operating costs (000) (Non-GAAP) (2)	$8,858	$12,765	$37,382	$36,735
Total cash costs (000) (Non-GAAP) (2)	$11,535	$14,910	$45,409	$43,036
Total production costs (000) (Non-GAAP) (2)	$19,064	$22,290	$70,627	$64,093

Total operating costs per ounce (Non-GAAP) (3)	$211	$289	$259	$298
Total cash costs per ounce (Non-GAAP) (3)	$274	$337	$314	$349
Total production costs per ounce (Non-GAAP) (3)	$453	$504	$489	$520

Total operating costs per ton milled (Non-GAAP) (3)	$74	$106	$90	$103
Total cash costs per ton milled (Non-GAAP) (3)	$96	$124	$110	$121
Total production costs per ton milled (Non-GAAP) (3)	$158	$185	$171	$180

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment writedowns, gain or loss on disposal of property, plant and equipment, restructuring costs, Norilsk Nickel transaction expenses and interest income and expense are not included in total operating costs, total cash costs or total production costs. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Costs of Revenues” for additional detail.

(3)	Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. Please see “Reconciliation of Non-GAAP Measures to Costs of Revenues” and the accompanying discussion.

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
SALES AND PRICE DATA

Ounces sold (000)
Mine Production:
Palladium	114	102	339	332
Platinum	36	33	100	103

Total	150	135	439	435

Other PGM activities (5)
Palladium
Norilsk Nickel transaction	—	110	63	329
Recycling and other	49	14	94	43

Platinum
Recycling and other	49	22	90	61

Rhodium
Recycling and other	7	7	20	29

Total	105	153	267	462

Total ounces sold	255	288	706	897

Average realized price per ounce (4)
Mine Production:
Palladium	$370	$355	$370	$355
Platinum	$877	$820	$845	$824
Combined	$492	$468	$478	$467

Other PGM activities
Palladium	$332	$184	$302	$187
Platinum	$1,180	$878	$1,106	$864
Rhodium	$4,852	$1,924	$3,892	$1,624

Average market price per ounce (4)
Palladium	$324	$187	$320	$189
Platinum	$1,216	$896	$1,147	$877
Combined	$528	$358	$504	$353

(4)	The Company’s average realized price represents revenues, including the effect of contractual floor and ceiling prices, hedging gains and losses realized on commodity instruments, and contract discounts, all divided by total ounces sold. The average market price represents the average monthly London PM Fix for palladium, platinum and combined prices and Johnson Matthey quotation for rhodium prices for the actual months of the period.

(5)	Prior period amounts have been adjusted to conform to the current period presentation.

Reconciliation of Non-GAAP Measures to Costs of Revenues
     The Company utilizes certain non-GAAP measures as indicators in assessing the performance of its mining and processing operations during any period. Because of the processing time required to complete the extraction of finished PGM products, there are typically lags of one to three months between ore production and sale of the finished product. Sales in any period include some portion of material mined and processed from prior periods as the revenue recognition process is completed. Consequently, while costs of revenues (a GAAP measure included in the Company’s Statement of Operations and Comprehensive Income (Loss)) appropriately reflects the expense associated with the materials sold in any period, the Company has developed certain non-GAAP measures to assess the costs associated with its producing and processing activities in a particular period and to compare those costs between periods.
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
     Total Costs of Revenues: For the Company as a whole, this measure is equal to total costs of revenues, as reported in the Statement of Operations and Comprehensive Income (Loss). For the Stillwater Mine, East Boulder Mine, and other PGM activities, the Company segregates the expenses within total costs of revenues that are directly associated with each of these activities and then allocates the remaining facility costs included in total cost of revenues in proportion to the monthly volumes from each activity. The resulting total costs of revenues measures for Stillwater Mine, East Boulder Mine and other PGM activities are equal in total to total costs of revenues as reported in the Company’s Statement of Operations and Comprehensive Income (Loss).
     Total Production Costs (Non-GAAP): Calculated as total costs of revenues (for each mine or combined) adjusted to exclude gains or losses on asset dispositions, costs and profit from recycling activities, and timing differences resulting from changes in product inventories. This non-GAAP measure provides a comparative measure of the total costs incurred in association with production and processing activities in a period, and may be compared to prior periods or between the Company’s mines.
     When divided by the total tons milled in the respective period, Total Production Cost per Ton Milled (Non-GAAP) – measured for each mine or combined – provides an indication of the cost per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. Because ore tons are first actually weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Production Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Production Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.
     When divided by the total recoverable PGM ounces from production in the respective period, Total Production Cost per Ounce (Non-GAAP) – measured for each mine or combined – provides an indication of the cost per ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because extracting PGM material is ultimately the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Production Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Production Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

     Total Cash Costs (Non-GAAP): This non-GAAP measure is calculated by excluding the depreciation and amortization and asset retirement costs from Total Production Costs (Non-GAAP) for each mine or combined. The Company uses this measure as a comparative indication of the cash costs related to production and processing in any period.
     When divided by the total tons milled in the respective period, Total Cash Cost per Ton Milled (Non-GAAP) – measured for each mine or combined – provides an indication of the level of cash costs incurred per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. Because ore tons are first weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Cash Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Cash Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.
     When divided by the total recoverable PGM ounces from production in the respective period, Total Cash Cost per Ounce (Non-GAAP) – measured for each mine or combined – provides an indication of the level of cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Cash Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Cash Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.
     Total Operating Costs (Non-GAAP): This non-GAAP measure is derived from Total Cash Costs (Non-GAAP) for each mine or combined by excluding royalty, tax and insurance expenses from Total Cash Costs (Non-GAAP). Royalties, taxes and insurance costs are contractual or governmental obligations outside of the control of the Company’s mining operations, and in the case of royalties and most taxes, are driven more by the level of sales realizations rather than by operating efficiency. Consequently, Total Operating Costs (Non-GAAP) is a useful indicator of the level of production and processing costs incurred in a period that are under the control of mining operations.
     When divided by the total tons milled in the respective period, Total Operating Cost per Ton Milled (Non-GAAP) – measured for each mine or combined – provides an indication of the level of controllable cash costs incurred per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. Because ore tons are first actually weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Operating Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Operating Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.
     When divided by the total recoverable PGM ounces from production in the respective period, Total Operating Cost per Ounce (Non-GAAP) – measured for each mine or combined – provides an indication of the level of controllable cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Operating Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Operating Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$28,445	$35,635	$106,991	$112,450
Royalties, taxes and other	8,604	6,381	23,767	19,565

Total cash costs (Non-GAAP)	$37,049	$42,016	$130,758	$132,015
Asset retirement costs	164	151	483	381
Depreciation and amortization	19,979	20,239	61,240	59,516
Depreciation and amortization (in inventory)	(140)	(886)	(294)	578

Total production costs (Non-GAAP)	$57,052	$61,520	$192,187	$192,490
Change in product inventories	3,281	36,259	35,963	105,231
Costs of recycling activities	95,356	22,552	165,292	61,872
Recycling activities — depreciation	24	14	74	41
Add: Profit from recycling activities	10,710	1,785	17,420	4,888

Total consolidated costs of revenues	$166,423	$122,130	$410,936	$364,522

Stillwater Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$19,587	$22,871	$69,609	$75,715
Royalties, taxes and other	5,927	4,236	15,740	13,263

Total cash costs (Non-GAAP)	$25,514	$27,107	$85,349	$88,978
Asset retirement costs	119	109	349	258
Depreciation and amortization	12,385	13,613	36,572	39,899
Depreciation and amortization (in inventory)	(30)	(1,599)	(710)	(738)

Total production costs (Non-GAAP)	$37,988	$39,230	$121,560	$128,397
Change in product inventories	(138)	7,414	(4,624)	11,367
Add: Profit from recycling activities	7,665	1,147	12,041	3,391

Total costs of revenues	$45,515	$47,791	$128,977	$143,155

East Boulder Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$8,858	$12,765	$37,382	$36,735
Royalties, taxes and other	2,677	2,145	8,027	6,301

Total cash costs (Non-GAAP)	$11,535	$14,910	$45,409	$43,036
Asset retirement costs	45	42	134	123
Depreciation and amortization	7,594	6,626	24,668	19,617
Depreciation and amortization (in inventory)	(110)	712	416	1,317

Total production costs (Non-GAAP)	$19,064	$22,290	$70,627	$64,093
Change in product inventories	490	(1,410)	(1,406)	(2,017)
Add: Profit from recycling activities	3,045	638	5,379	1,497

Total costs of revenues	$22,599	$21,518	$74,600	$63,573

Other PGM activities: (1)
Reconciliation to costs of revenues:
Change in product inventories	$2,929	$30,255	$41,993	$95,882
Recycling activities — depreciation	24	14	74	41
Costs of recycling activities	95,356	22,552	165,292	61,872

Total costs of revenues	$98,309	$52,821	$207,359	$157,795

(1)	Other PGM activities include recycling and sales of palladium received in the Norilsk Nickel transaction and other.

Results of Operations
     The Company reported net income of $6.9 million for the third quarter of 2006 compared to a net loss of $9.1 million for the third quarter of 2005. The increase in earnings between the two periods was driven by substantial growth in the Company’s precious metal recycling business, strong realized prices on PGM sales and good performance from mining operations. The earnings benefit from the strong growth in the recycling business in the third quarter of 2006 more than offset the loss of the earnings contribution realized in the third quarter of 2005 from sales of palladium received in the 2003 Norilsk Nickel transaction. In last year’s third quarter, the sale of 110,000 ounces of this palladium contributed $1.6 million to net income and $20.2 million of revenue. However, the final sales from this inventory were completed during the first quarter of 2006. Corporate expenses also increased in the third quarter of 2006, reflecting growth in the Company’s marketing efforts, support costs for upgrading the Company’s accounting systems and higher compensation expense.
     For the first nine months of 2006 the Company reported net income of $5.1 million, compared to a loss of $10.9 million for the same period in 2005. Growth in the Company’s PGM recycling activities, coupled with higher market prices for PGMs during 2006, has fueled this year-to-date increase in earnings.
Three- month period ended September 30, 2006 compared to the three-month period ended September 30, 2005
     Revenues. Revenues rose significantly to $180.8 million for the third quarter of 2006 compared to $119.7 million for the third quarter of 2005. The following discussion covers key factors contributing to the 51% increase in revenues:

Revenues, PGM ounces sold and PGM prices

	Three months ended
	September 30,			Percentage
(in thousands)	2006	2005	Increase	Change
Revenues	$180,817	$119,713	$61,104	51%

Mine Production Ounces Sold:

Palladium	114	102	12	12%
Platinum	36	33	3	9%

Total	150	135	15	11%

Other PGM Activities Ounces Sold:

Palladium
Norilsk Nickel transaction	—	110	(110)	(100%)
Recycling and other	49	14	35	250%

Platinum
Recycling and other	49	22	27	123%

Rhodium
Recycling and other	7	7	—	0%

Total	105	153	(48)	(31%)

Total Ounces Sold	255	288	(33)	(11%)

Average realized price per ounce

Mine Production:
Palladium	$370	$355	$15	4%
Platinum	$877	$820	$57	7%
Combined	$492	$468	$24	5%

Other PGM Activities
Palladium	$332	$184	$148	80%
Platinum	$1,180	$878	$302	34%
Rhodium	$4,852	$1,924	$2,928	152%

Average market price per ounce

Palladium	$324	$187	$137	73%
Platinum	$1,216	$896	$320	36%
Combined	$528	$358	$170	47%
     Revenues from sales of mine production were $73.7 million in the third quarter of 2006, compared to $63.0 million for the same period in 2005, a 17.0% increase. The overall increase in mine production revenues reflects an 11.1% increase in the total quantity of metals sold to 150,000 ounces in the third quarter of 2006 compared to 135,000 ounces in the same period of 2005 and higher average realizations in 2006. The Company’s average combined realized price on sales of platinum and palladium from mining operations was $492 per ounce in the third quarter of 2006, compared to $468 per ounce in the same quarter of 2005.
     Revenues from PGM recycling grew substantially, increasing to $104.2 million in the third quarter of 2006 from $24.0 million for the same period in 2005. Recycled ounces sold tripled to 96,000 ounces in the third quarter of this year from 32,000 ounces in the third quarter of 2005. These higher sales volumes were coupled with much higher prices realized for PGM sales in 2006 as compared to 2005. The Company’s combined average realization on recycling sales (which include platinum, palladium and rhodium) was $1,086 per ounce in the third quarter of 2006, up sharply from $735 per ounce in the third quarter of last year.

     During the first quarter of 2004, the Company entered into three sales agreements providing for the Company to sell the palladium ounces received in the Norilsk Nickel transaction. Under these agreements, the Company sold through the first quarter of 2006 approximately 36,500 ounces of palladium per month, at a slight volume discount to market prices. The Company also purchases other metal for resale from time to time. The Company recognized revenue of $2.9 million on approximately 9,000 ounces of PGMs that were purchased in the open market and re-sold for the three months ended September 30, 2006. The Company recognized revenue of $12.5 million on approximately 11,000 ounces of PGMs that were purchased in the open market and re-sold under these sales agreements during the third quarter of 2005.
     Cost of metals sold. Cost of metals sold increased to $146.4 million in the third quarter of 2006 from $101.9 million in the third quarter of 2005, a 43.7% increase. The higher cost in 2006 was driven primarily by several partially offsetting factors: first, in the third quarter of 2006 there were no corporate sales of palladium from the inventory received in the Norilsk Nickel transaction, resulting in an $18.6 million reduction in costs; second, purchases of platinum and rhodium for resale under various commitments were much lower than in the prior year, resulting in approximately $9.5 million less expense in the 2006 quarter; and thirdly, the cost of acquiring recycling catalysts increased sharply in 2006 as the underlying value of the contained metal increased, raising costs in the 2006 quarter by $72.8 million. The slightly lower sales volumes and higher by-product credits from mine production in 2006 account for the remainder of the difference.
     The cost of metals sold from mine production was $48.1 million for the third quarter of 2006, compared to $48.4 million for the third quarter of 2005, a 0.6% decrease. Although sales volumes from mine production increased slightly, the increase was offset by the higher value of by-product credits between the periods.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the third quarter of 2006 decreased to $245 per ounce, compared to $329 per ounce in the third quarter of 2005. This reduction is partially attributable to increased production and improvement in realized grade from more selective mining methods, but was amplified in the 2006 third quarter by strong recycling and by-product credits, which the Company offsets against the cash costs of mining. While this improvement is real, the Company does not expect the third quarter 2006 level of total cash costs to be sustainable at current production rates.
     The cost of metals sold from PGM recycling activities was $95.4 million in the third quarter of 2006, compared to $22.6 million in the third quarter of 2005. The increase was due to the higher volume of PGM catalysts purchased in the third quarter of 2006 as compared to the same period in 2005 and the associated increase in the cost of acquiring these materials.
     The cost of metals sold from sales of metal acquired for resale was $2.9 million in the third quarter of 2006. In comparison, the cost for the third quarter of 2005 was $12.4 million. The reduction in costs is due to approximately 3,800 less platinum ounces and approximately 4,200 less rhodium ounces being purchased in the third quarter of 2006 to meet supply commitments under various contracts. The reduction was offset by the purchase of approximately 5,800 more palladium ounces for resale in the third quarter of 2006 than in the same period in 2005.
     Production. During the third quarter of 2006, the Company’s mining operations produced approximately 151,000 ounces of PGMs, including approximately 117,000 and 34,000 ounces of palladium and platinum, respectively. This compares with approximately 128,000 ounces of PGMs in the third quarter of 2005, including approximately 99,000 and 29,000 ounces of palladium and platinum, respectively.
     The Company’s third quarter 2006 mine production included 109,200 ounces from the Stillwater Mine, a 30.8% increase over the same quarter last year, and 42,100 ounces from East Boulder Mine, a 4.8% decrease. For the comparable quarter of 2005, Stillwater Mine produced 83,500 ounces and East Boulder produced 44,200 ounces. The slight decline in output at East Boulder is attributable to lost production during the September 2006 wildfire shutdowns, when the mine lost a total of 15 shifts of production.
     Depreciation and amortization. Depreciation and amortization expense was $20.0 million for the third quarter of 2006, compared to $20.3 million for the third quarter of 2005, a 1.5% decrease.
     Expenses. General and administrative expenses in the third quarter of 2006 were $5.9 million, compared to $4.7 million during the third quarter of 2005, a 25.5% increase. The third quarter of 2006 includes support costs for upgrading the Company’s accounting systems and slightly higher compensation and contractor expense during the quarter. Marketing expenses increased to $2.3 million during the third quarter of 2006 compared to $0.08 million during the same period of 2005. The increase in marketing expense reflects the Company’s continuing efforts to promote the use of palladium in the international markets.

     Interest expense was $3.0 million in the third quarter of 2006, unchanged from the third quarter of 2005. Although the Company’s total long-term debt balance declined from $141.4 million at December 31, 2005, to $131.1 million at September 30, 2006, the decrease in principal was offset by increases in market interest rates. Significantly offsetting this expense, however, was the growth in interest income between the periods. The Company’s balance of cash, cash equivalents, and other liquid investments (excluding restricted cash) decreased from $137.3 million to $93.5 million between the periods, but interest earned on the cash balances increased from $1.3 million in the third quarter of 2005 to $1.5 million in the third quarter of 2006 as rates increased. Total interest income increased from $1.3 million in the third quarter of 2005 to $3.3 million in the third quarter of 2006.
     Other comprehensive income (loss). For the third quarter of 2006, other comprehensive loss included the total change in the fair value of derivatives of $11.8 million reduced by $10.0 million of hedging loss recognized in current earnings. For the same period of 2005, other comprehensive loss included a change in the fair value of derivatives of $11.2 million offset by a reclassification to earnings of $2.0 million, for commodity hedging instruments
Nine-month period ended September 30, 2006, compared to the nine-month period ended September 30, 2005
     Revenues. Revenues for the first three quarters of 2006 totaled $437.6 million, an increase from $373.8 million of revenue in the same time frame last year. The following discussion covers key factors affecting revenues:

Revenues, PGM ounces sold and PGM prices

	Nine months ended
	September 30,			Percentage
(in thousands)	2006	2005	Increase	Change
Revenues	$437,602	$373,787	$63,815	17%

Mine Production Ounces Sold:

Palladium	339	332	7	2%
Platinum	100	103	(3)	(3%)

Total	439	435	4	1%

Other PGM Activities Ounces Sold:

Palladium
Norilsk Nickel transaction	63	329	(266)	(81%)
Recycling and other	94	43	51	119%

Platinum
Recycling and other	90	61	29	48%

Rhodium
Recycling and other	20	29	(9)	(31%)

Total	267	462	(195)	(42%)

Total Ounces Sold	706	897	(191)	(21%)

Average realized price per ounce

Mine Production:
Palladium	$370	$355	$15	4%
Platinum	$845	$824	$21	3%
Combined	$478	$467	$11	2%

Other PGM Activities
Palladium	$302	$187	$115	61%
Platinum	$1,106	$864	$242	28%
Rhodium	$3,892	$1,624	$2,268	140%

Average market price per ounce

Palladium	$320	$189	$131	69%
Platinum	$1,147	$877	$270	31%
Combined	$504	$353	$151	43%
     Revenues from mine production were $210.0 million in the first nine months of 2006, compared to $203.0 million for the same period in 2005, a 3.4% increase. The increase in mine production revenues was due to an increase in the quantity of metals sold of 439,000 ounces sold in the first nine months of 2006 compared to 435,000 ounces in the same period of 2005. Ounces sold attributable to East Boulder Mine production increased to approximately 144,000 in the first nine months of 2006 from nearly 115,000 ounces in the same period of 2005. Sales attributable to production from the Stillwater Mine declined to approximately 295,000 ounces in the first nine months of 2006 from approximately 320,000 ounces in the first nine months of last year.
     Revenues from PGM recycling were $178.5 million for the first nine months of 2006, compared to $66.0 million for the same period in 2005. This increase in revenues from PGM recycling was due to growth in the quantity of recycled PGMs sold from 169,000 ounces in the first nine months of 2006, compared to 94,000 ounces in the same period of 2005 and by a $384 per ounce increase in the combined average realized price for these metals (including platinum, palladium and rhodium) to $1,086 per ounce for the first nine months of 2006 from $702 per ounce for the first nine months of 2005.
     Revenues from sales of the palladium received in the 2003 Norilsk Nickel transaction were $61.3 million through the first nine months of 2005, but dropped to $17.6 million in 2006, as that sales program was completed in the first quarter of 2006. Other sales, mostly of metal purchased for resale, contributed $31.5 million to the year-to-date 2006 revenues and $43.5 million to the 2005 revenues for the same period.
     Cost of metals sold. Cost of metals sold overall for the Company was $349.6 million for the first nine months of 2006, compared to $305.0 million for the same period of 2005, a 14.7% increase.

     The cost of metals sold from mine production was $142.3 million for the first nine months of 2006, compared to $145.3 million for the same period of 2005, a 2.1% decrease. This small decrease primarily reflects the lower sales volumes from mine production during the first nine months of 2006. The Company recognized a $1.2 million lower-of-cost-or-market adjustment to reflect a market value of metals lower than cost in inventory for the nine-month period ended September 30, 2006; the Company recognized a $0.05 million lower-of-cost-or-market adjustment for the three-month period ended September 30, 2006.
     Total consolidated cash costs per ounce produced, a non-GAAP measure, decreased in the first nine months of 2006 to $293 per ounce from $321 per ounce the same period of 2005. As noted previously, this reduction is partially attributable to increased production and improvement in realized grade from more selective mining methods, amplified by significantly higher recycling and by-product credits in 2006, which the Company offsets against the costs of mining.
     The cost of metals sold from PGM recycling activities was $165.3 million in the first nine months of 2006, compared to $61.9 million in the same period of 2005. This growth has been driven by two principal factors: an increase in ounces sold to 169,000 ounces in the first nine months of 2006 compared to 94,000 ounces in the first nine months of last year; and an increase in the average cost per ounce – driven by the cost of raw catalyst material, and reflecting growth in the underlying value of the metal it contains.
     The cost of metals sold from sales of palladium received in the Norilsk Nickel transaction was $10.8 million in the first nine months of 2006 on approximately 63,000 ounces sold, compared to $55.7 million for the same period of 2005 on approximately 329,000 ounces sold, all at an average cost of just over $169 per ounce. In addition, the Company paid $31.2 million in the first nine months of 2006 to acquire approximately 36,000 ounces of metal for resale. Similarly, during the first nine months of 2005 the Company paid $42.1 million to purchase approximately 40,000 ounces of metal for resale.
     Production. During the first nine months of 2006, the Company’s mining operations produced approximately 446,000 ounces of PGMs, including approximately 345,000 and 101,000 ounces of palladium and platinum, respectively. This compares with approximately 411,000 ounces of PGMs in the first nine months of 2005, including approximately 317,000 and 94,000 ounces of palladium and platinum, respectively, an 8.6% period-on-period increase in total PGM production. The Stillwater Mine produced approximately 301,000 ounces of PGMs in the first nine months of 2006, compared with approximately 288,000 ounces of PGMs in the same period of 2005, a 4.6% increase. The East Boulder Mine produced approximately 145,000 ounces of PGMs in the first nine months of 2006, compared with approximately 123,000 ounces of PGMs for the same period of 2005, a 17.9% increase. The increased production during 2006 reflects early benefits from efforts to improve the developed state of the mines.
     Depreciation and amortization. Depreciation and amortization was $61.3 million for the first nine months of 2006, compared to $59.6 million for the same period of 2005, a 2.9% increase. The increase was primarily due to the additional depletion expense for capital development placed into service during 2006.
     Other expenses. General and administrative expenses in the first nine months of 2006 were $18.0 million, compared to $14.3 million during the same period of 2005. The increase is due in part to the support costs for upgrading the Company’s accounting systems, slightly higher compensation and contractor expense and amortization of deferred stock awards. The Company significantly expanded its marketing program in 2006 in its efforts to promote the use of palladium in international jewelry markets. Marketing expense for the nine months of 2006 was $3.2 million compared to $0.4 million for the comparable period in 2005.
     Interest expense of $8.5 million in the first nine months of 2006 decreased slightly from $8.7 million in the same period of 2005. The effect of sharply higher interest rates over the past year was fully offset by the reduction in the Company’s outstanding debt balance. Interest income increased from $3.5 million for the first nine months of 2005 to 8.4 million for the comparable period in 2006. This increase primarily is driven by higher interest rates realized on the Company’s outstanding balances.
     Other comprehensive income (loss). For the first nine months of 2006, other comprehensive loss includes a change in the fair value of derivatives of $32.6 million partially offset by a reclassification to earnings of $24.6 million, for commodity hedging instruments. For the same period of 2005, other comprehensive loss included a change in value of $15.5 million for commodity instruments and a reclassification to earnings of $4.4 million. The balance also includes a $0.07 million unrealized gain as of September 30, 2006 on available-for-sale marketable securities and an interest rate swap agreement.

Liquidity and Capital Resources
     The Company’s cash and cash equivalents was $65.0 million at September 30, 2006, up $29.0 million from the end of the second quarter but down $15.2 million year-to-date. Including the Company’s available-for-sale investments in highly liquid federal agency notes and commercial paper, the Company’s total available liquidity at September 30, 2006, is $93.5 million, up from $90.6 million at the end of the 2006 second quarter, but representing a decline of approximately $42.5 million from the Company’s equivalent available liquidity of $135.9 million at the end of 2005. Most of the year-to-date drop in liquidity is accounted for by a substantial investment in working capital requirements as the recycling business has grown. Working capital constituting marketable inventories (see Note 5 to the Company’s financial statements) or advances thereon in the Company’s growing PGM recycling business increased $56.8 million to $83.6 million at the end of the quarter from $26.8 million at the beginning of the year. The Company also has $25.9 million available to it under undrawn revolving credit lines.
     Net cash provided from operating activities, although reduced by this growth in recycling related operating capital, was $25.5 million in the third quarter of 2006 and $34.8 million year-to-date. Capital expenditures were $22.4 million in the third quarter 2006 and $67.8 million through nine months. The Company’s planned capital spending for 2006 is $107 million, including approximately $65.5 million for ongoing mine development, but it now appears that actual expenditures will fall short of the planned level. Despite the spending shortfall, however, the Company’s high priority effort to improve the developed state of the mines is largely on track. The Company has also paid down $10.3 million of its long-term debt obligations during 2006, in accordance with the terms of its credit agreements. Outstanding long-term debt at September 30, 2006, was $131.1 million.
Credit Facility
     As of September 30, 2006, the Company had $99.6 million outstanding under the term loan facility. The Company has issued two undrawn letters of credit against its $40 million revolving credit facility, the first in the amount of $7.5 million as surety for its long-term reclamation obligation at East Boulder Mine and the other in the amount of $6.6 million, as collateral for the Company’s surety bonds. As of September 30, 2006, the net amount available under the Company’s revolving credit facility was $25.9 million. As of September 30, 2006, $1.0 million of the long-term debt is classified as a current liability (see Note 6 to the Company’s financial statements).
Contractual Obligations
     The Company is obligated to make future payments under various contracts such as debt and capital lease agreements. The following table represents significant contractual cash obligations and other commercial commitments and the related interest payments as of September 30, 2006:

in thousands	2006(1)	2007	2008	2009	2010	Thereafter	Total
Term loan facility	$255	$1,019	$1,019	$1,019	$96,305	$—	$99,617
Capital lease obligations	116	476	460	522	—	—	1,574
Special Industrial Education Impact Revenue Bonds	85	178	190	97	—	—	550
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	114	456	429	160	160	642	1,961
Asset retirement obligations	—	—	—	—	—	53,732	53,732
Payments of interest	3,326	10,716	10,612	10,227	6,696	22,800	64,377
Other noncurrent liabilities	—	15,960	—	—	—	—	15,960

Total	$3,896	$28,805	$12,710	$12,025	$103,161	$107,174	$267,771

(1)	Amounts represent cash obligations for October –December 2006.

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
Ore Reserve Estimates
     Certain accounting policies of the Company depend on its estimate of proven and probable ore reserves including depreciation and amortization of capitalized income tax valuation allowances, post-closure reclamation costs, asset impairment and mine development expenditures. The Company updates its proven and probable ore reserves annually, following the guidelines for ore reserve determination contained in the SEC’s Industry Guide No. 7.
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
     The Company calculates amortization of capitalized mine development costs by the application of an amortization rate to current production. The amortization rate is based upon un-amortized capitalized mine development costs, and the related ore reserves. Capital expenditures are added to the un-amortized capitalized mine development costs as the related assets are placed into service. In the calculation of the amortization rate, changes in ore reserves are accounted for as a prospective change in estimate. Ore reserves and the further benefit of capitalized mine development costs are based on significant management assumptions. Any changes in these assumptions, such as a change in the mine plan or a change in estimated proven and probable ore reserves could have a material effect on the expected period of benefit resulting in a potentially significant change in the amortization rate and/or the valuations of related assets. The Company’s proven ore reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Additional capital expenditures will be required to access the Company’s estimated probable ore reserves. These anticipated capital expenditures are not included in the current calculation of depreciation and amortization.

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
Derivative Instruments
     From time to time, the Company enters into derivative financial instruments, including fixed forwards and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue. The Company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value, and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, provides an exception for certain derivative transactions that meet the criteria for “normal purchases and normal sales” transactions; effective April 1, 2006, the Company began applying the norma1 purchase and sale exception for certain forward sales of recycled material that require physical delivery of metal. If the derivative transaction is designated as a hedge, and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income (loss) in the period the offsetting hedged transaction occurs. The Company primarily uses derivatives to hedge metal prices and interest rates. As of September 30, 2006, the net unrealized loss on outstanding derivatives associated with commodity instruments is valued at $25.6 million, and is reported as a component of accumulated other comprehensive loss. Because these hedges are highly effective, the Company expects any ultimate gains or losses on the hedging instruments will be largely offset by corresponding changes in the value of the hedged transaction.
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

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at September 30, 2006, for the portion of the Company’s net deferred tax assets, which, more likely than not, will not be realized (see Note 10 to the Company’s financial statements). Based on the Company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the Company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the Company could owe income taxes prospectively on the resulting higher than projected taxable income.
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
FORWARD LOOKING STATEMENTS; FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Such statements include, but are not limited to, comments regarding expansion plans, costs, grade, production and recovery rates, permitting, labor matters, financing needs, the terms of future credit facilities and capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and compliance, litigation and the palladium and platinum market. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” in the Company’s 2005 Annual Report on Form 10-K.
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
Commodity Price Risk
     The Company produces and sells palladium, platinum and associated by-product metals directly to its customers and also through third parties. As a result, financial performance can be materially affected when prices for these commodities fluctuate. In order to manage commodity price risk and to reduce the impact of fluctuation in prices, the Company enters into long-term contracts and from time to time uses various derivative financial instruments. Because the Company hedges only with instruments that have a high correlation with the value of the hedged transactions, changes in the fair value of the derivatives are expected to be offset by changes in the value of the hedged transactions.
     The Company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts together cover significant portions of the Company’s mined PGM production through December 2010 and stipulate floor and ceiling prices for some of the covered production.
     During and subsequent to the third quarter of 2005, the major U.S. bond rating agencies significantly downgraded the corporate ratings of General Motors Corporation and Ford Motor Company, both key customers. As a result, the debt of these companies no longer qualifies as investment grade. The Company’s business is substantially dependent on its contracts with Ford and General Motors, particularly when the floor prices in these contracts are significantly greater than the market price of palladium. Under applicable law, these contracts may be void or voidable if General Motors or Ford becomes insolvent or files for bankruptcy. The loss of either of these contracts could require the Company to sell at prevailing market prices, which might expose it to lower metal prices as compared to the floor prices under the contracts. In such an event, the Company’s operating plans could be threatened. In addition, under the Company’s credit facility, a default or modification of these contracts could prohibit additional loans or require the immediate repayment of outstanding loans. Thus, particularly in periods of relatively low PGM prices, termination of these contracts could have a material adverse impact on the Company’s operations and viability. Citing the decline in the financial positions of Ford and General Motors, as well as cash flow concerns following completion of the program to sell off the palladium received in the 2003 Norilsk Nickel transaction and the continuing high cost of operations, Standard and Poor’s and Moody’s have downgraded the Company’s corporate and senior debt credit ratings by one level during 2006.
     The Company has entered into fixed forwards and financially settled forwards to offset the price risk in its PGM recycling and mine production activities. In the fixed forward transactions, metals contained in the spent catalytic materials are normally sold forward and are subsequently delivered against the fixed forward contracts when the finished ounces are recovered. Financially settled forwards may be used as a mechanism to hedge against fluctuations in metal prices associated with future production. Under financially settled forwards, accounted for as cash flow hedges, the Company receives, at each settlement date, the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. The Company’s financially settled forwards are settled in cash at maturity.
     As of September 30, 2006, the Company was party to financially settled forward agreements covering approximately 51% of its anticipated platinum sales from mine production from October 2006 through June 2008. These transactions are designed to hedge a total of 140,000 ounces of platinum sales from mine production for the next twenty-one months at an overall average price of approximately $969 per ounce.
     The Company enters into fixed forwards sales relating to processing of spent PGM catalysts. These transactions previously have been accounted for as cash-flow hedges. Sales of metals from PGM recycling are sold forward and subsequently delivered against the cash flow hedges when the ounces are recovered. All of these open transactions will settle at various periods through June 2008 (see Note 9 to the Company’s financial statements). There was no unrealized loss related to PGM recycling on these instruments due to changes in metal prices at September 30, 2006. The corresponding unrealized gain on these instruments was $0.5 million at September 30, 2005. Effective with purchases of spent catalysts on or after April 1, 2006, the Company is no longer accounting for forward sales related to purchases of recycled material as cash-flow hedges, but will rely on the “normal purchase and sale” provision of SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.
     Until these hedging contracts mature, any net change in the value of the hedging instrument, due to changes in metal prices, is reflected in stockholders’ equity in accumulated other comprehensive loss. A net unrealized loss of $25.6 million on these hedging instruments (all related to financially settled forwards for mine production), existing at September 30, 2006, is reflected in accumulated other comprehensive loss (see Note 4 to the Company’s financial statements). Because these hedges are highly effective, when these instruments are settled any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sales and will be recognized at that time in operating income. All commodity instruments outstanding at September 30, 2006, are expected to be settled within the next twenty-one months.
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
     As of September 30, 2006, the Company had $99.6 million outstanding under the term loan facility, bearing interest based on a variable rate plus a margin (LIBOR plus 2.25%, or 7.625% at September 30, 2006). The Company’s credit facility allows the Company to choose between loans based on LIBOR plus a spread of 2.25% or alternative base rate loans plus a spread of 1.25%. The alternative base rate is a rate determined by the administrative agent under the new credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 8.25% at September 30, 2006. The final maturity of the term loan facility is July 30, 2010.
     As of September 30, 2006, the Company had a $40.0 million revolving credit facility. This revolving credit facility includes a letter of credit facility. The Company has issued two letters of credit totaling $14.1 million, which reduced the amount available under the revolving credit facility to $25.9 million at September 30, 2006. The undrawn letters of credit carry an annual fee of 2.375% at September 30, 2006. The $25.9 million unused portion of the revolving credit facility carries an annual commitment fee of 0.75%.
     As already indicated, the Company received a notice dated as of June 29, 2006, from the lenders under its primary credit facility advising that the LIBOR threshold, as amended, has been reached and that the Company will be required within 45 days of receipt of the notice to enter into an interest rate swap or similar interest rate protection arrangement covering notionally 50% of the outstanding debt under the term loan through December 31, 2007. On July 28, 2006, the Company entered into an interest rate swap agreement that fixes the interest rate at 7.628% on $50 million of the Company’s outstanding term debt through December 31, 2007.
     Including the effect of the interest rate swap, a change in interest rate of 1% per annum on the Company’s primary term loan would increase current interest expense by approximately $0.5 million per year, based on outstanding debt at September 30, 2006. However, the Company also holds significant cash and investment balances earning interest that would substantially offset the effect of such a rate increase.
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
     (b) Internal Control Over Financial Reporting. In reviewing internal control over financial reporting at September 30, 2006, management determined that the material weaknesses identified at December 31, 2005 and reported in the Company’s 2005 Annual Report on Form 10-K have been resolved and the associated controls are now operating effectively.
     During the third quarter of 2006 there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

STILLWATER MINING COMPANY
(Registrant)
Date: November 7, 2006	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2006	By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated, November 7, 2006

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated, November 7, 2006

32.1	Section 1350 Certification, dated, November 7, 2006

32.2	Section 1350 Certification, dated, November 7, 2006