Form 10-K/A
period 2005-12-31
STILLWATER MINING CO /DE/
filed 2007-01-16
CIK 931948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1 to
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
Large accelerated filer ☐        Accelerated filer ☑        Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ YES ☑ NO
As of January 9, 2007, assuming a price of $11.40 per share, the closing sale price on the New York Stock Exchange, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates was approximately $413,752,033.
As of January 9, 2007, the Company had outstanding 91,515,111 shares of common stock, par value $0.01 per share.
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

EXPLANATORY NOTE
     This Amendment No. 1 amends and restates the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed by Stillwater Mining Company with the Securities and Exchange Commission on March 16, 2006 (the “Original Form 10-K”). This Amendment No.1 amends the Original Form 10-K to include electronic signatures of the auditor’s opinions in Item 8 and auditor’s consent letter in Exhibit 23.1. Except as set forth in the foregoing sentence this Amendment No. 1 does not otherwise amend the disclosure in the Original Form 10-K and the disclosure reflected herein has not been updated for events occurring after the date of the consolidated financial statements included herein. The filing of this Amendment No. 1 shall not be deemed an admission that the Original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.
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

(in thousands, except per ounce and per ton data)	2005	2004	2003	2002	2001
Consolidated:
Total operating costs (Non-GAAP)	$154,139	$144,589	$145,452	$157,649	$116,097
Total cash costs (Non-GAAP)	$179,308	$168,915	$165,528	$177,175	$132,810
Total production costs (Non-GAAP)	$261,112	$228,940	$206,570	$216,405	$156,749
Divided by total ounces	554	569	584	617	504
Divided by total tons milled	1,286	1,270	1,269	1,331	894

Total operating cost per ounce (Non-GAAP)	$278	$254	$249	$256	$230
Total cash cost per ounce (Non-GAAP)	$324	$297	$283	$287	$264
Total production cost per ounce (Non-GAAP)	$472	$402	$354	$351	$311

Total operating cost per ton milled (Non-GAAP)	$120	$114	$115	$119	$130
Total cash cost per ton milled (Non-GAAP)	$139	$133	$130	$133	$149
Total production cost per ton milled (Non-GAAP)	$203	$180	$163	$163	$175

Reconciliation to consolidated cost of revenues:
Total operating costs (Non-GAAP)	$154,139	$144,589	$145,452	$157,649	$116,097
Royalties, taxes and other	$25,169	$24,326	$20,076	$19,526	$16,713

Total cash costs (Non-GAAP)	$179,308	$168,915	$165,528	$177,175	$132,810
Asset retirement costs	535	457	342	508	290
Depreciation and amortization	79,032	57,321	41,285	36,703	22,048
Depreciation and amortization (in inventory)	2,182	2,247	(585)	2,019	1,601

Total production costs (Non-GAAP)	261,057	228,940	206,570	216,405	156,749
Change in product inventories	141,512	78,260	13,844	(4,636)	922
Costs of recycling activities	85,522	71,325	7,988	14,122	27,087
Recycling activities — depreciation	55	48	71	71	72
Add: Profit from recycling activities	6,339	6,105	881	984	2,043
Loss or (gain) on sale of assets and other costs	112	—	93	73	473

Total consolidated cost of revenues	$494,597	$384,678	$229,447	$227,019	$187,346

Stillwater Mine:
Total operating costs (Non-GAAP)	$102,931	$96,381	$98,722	$115,561	$116,097
Total cash costs (Non-GAAP)	$119,681	$112,463	$111,938	$129,355	$132,810
Total production costs (Non-GAAP)	$172,938	$148,365	$137,670	$156,391	$156,749
Divided by total ounces	381	405	428	492	504
Divided by total tons milled	790	786	814	947	894

Total operating cost per ounce (Non-GAAP)	$270	$238	$231	$235	$230
Total cash cost per ounce (Non-GAAP)	$314	$278	$262	$263	$264
Total production cost per ounce (Non-GAAP)	$454	$366	$322	$318	$311

Total operating cost per ton milled (Non-GAAP)	$130	$123	$121	$122	$130
Total cash cost per ton milled (Non-GAAP)	$151	$143	$138	$137	$149
Total production cost per ton milled (Non-GAAP)	$219	$189	$169	$165	$175

(in thousands, per ounce and per ton data)	2005	2004	2003	2002	2001
Stillwater Mine continued:
Reconciliation to cost of revenues:
Total operating costs (Non-GAAP)	$102,931	$96,381	$98,722	$115,561	$116,097
Royalties, taxes and other	16,750	16,082	13,216	13,794	16,713

Total cash costs (Non-GAAP)	$119,681	$112,463	$111,938	$129,355	$132,810
Asset retirement costs	370	305	280	322	290
Depreciation and amortization	52,295	33,955	26,134	26,387	22,048
Depreciation and amortization (in inventory)	592	1,642	(682)	327	1,601

Total production costs (Non-GAAP)	$172,938	$148,365	$137,670	$156,391	$156,749
Change in product inventories	6,773	(3,764)	6,156	(287)	922
Add: Profit from recycling activities	4,344	4,274	659	738	2,043
Loss or (gain) on sale of assets and other costs	81	—	70	74	473

Total cost of revenues	$184,136	$148,875	$144,555	$156,916	$160,187

East Boulder Mine: (1)
Total operating costs (Non-GAAP)	$51,208	$48,208	$46,730	$42,088	$—
Total cash costs (Non-GAAP)	$59,627	$56,452	$53,590	$47,820	$—
Total production costs (Non-GAAP)	$88,120	$80,575	$68,900	$60,014	$—
Divided by total ounces	173	164	156	125	—
Divided by total tons milled	496	484	455	384	—

Total operating cost per ounce (Non-GAAP)	$297	$294	$299	$335	$—
Total cash cost per ounce (Non-GAAP)	$346	$344	$343	$381	$—
Total production cost per ounce (Non-GAAP)	$511	$491	$441	$478	$—

Total operating cost per ton milled (Non-GAAP)	$103	$100	$103	$110	$—
Total cash cost per ton milled (Non-GAAP)	$120	$117	$118	$125	$—
Total production cost per ton milled (Non-GAAP)	$178	$167	$151	$156	$—

Reconciliation to cost of revenues:
Total operating costs (Non-GAAP)	$51,208	$48,208	$46,730	$42,088	$—
Royalties, taxes and other	8,419	8,244	6,860	5,732	—

Total cash costs (Non-GAAP)	$59,627	$56,452	$53,590	$47,820	$—
Asset retirement costs	165	152	62	186	—
Depreciation and amortization	26,737	23,366	15,151	10,315	—
Depreciation and amortization (in inventory)	1,591	605	97	1,693	—

Total production costs (Non-GAAP)	$88,120	$80,575	$68,900	$60,014	$—
Change in product inventories	(4,967)	(379)	960	(6,382)	—
Add: Profit from recycling activities	1,995	1,831	222	246	—
Loss or (gain) on sale of assets and other costs	—		23	(1)	—

Total cost of revenues	$85,148	$82,027	$70,105	$53,877	$—

Other PGM activities (2)
Reconciliation to cost of revenues:
Change in product inventories	$139,705	$82,402	$6,728	$—	$—
Recycling activities — depreciation	55	48	71	71	72
Costs of recycling activities	85,522	71,325	7,988	14,122	27,087
Loss or (gain) on sale of assets and other costs	31	—	—	—	—

Total cost of revenues	$225,313	$153,775	$14,787	$14,193	$27,159

(1)	The East Boulder Mine commenced commercial production activities at the beginning of 2002.

(2)	Other PGM activities include recycling and sales of palladium received in the Norilsk Nickel transaction and other.

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

/s/ KPMG LLP

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

/s/ KPMG LLP

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

STILLWATER MINING COMPANY (“Registrant”)
Dated: January 10, 2007	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.

Signature and Title	Date
/s/ Francis R. McAllister	January 10, 2007
Francis R. McAllister
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Gregory A. Wing	January 10, 2007
Gregory A. Wing
Vice President and Chief Financial Officer
(Principal Accounting Officer)

/s/ Craig L. Fuller	January 10, 2007
Craig L. Fuller, Director

/s/ Patrick M. James	January 10, 2007
Patrick M. James, Director

/s/ Steven S. Lucas	January 10, 2007
Steven S. Lucas, Director

/s/ Joseph P. Mazurek	January 10, 2007
Joseph P. Mazurek, Director

/s/ Sheryl K. Pressler	January 10, 2007
Sheryl K. Pressler, Director

/s/ Donald W. Riegle Jr.	January 10, 2007
Donald W. Riegle Jr., Director

/s/ Todd D. Schafer	January 10, 2007
Todd D. Schafer, Director

EXHIBITS INDEX

Number	Description
2.1	Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the “1994 S-1”)).

3.1	Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

3.2	Amended and Restated By-Laws of Stillwater Mining Company, (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on December 29, 2004).

4.1	Form of Indenture, dated April 29, 1996, between Stillwater Mining Company and Colorado National Bank with respect to the Company’s 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated April 29, 1996).

4.2	Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

4.3	Amendment No. 1, dated as of November 20, 2002, to the Rights Agreement between Stillwater Mining Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated November 21, 2002).

10.2	Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

10.3	Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.4	Palladium Sales Agreement, made as of August 13, 1998, among Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated July 21, 1998).

10.5	Palladium and Platinum Sales Agreement, made as of August 17, 1998, among Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated July 21, 1998).

10.6	Palladium and Platinum Sales Agreement, made as of August 27, 1998, among Stillwater Mining Company and Mitsubishi Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.4 to the Form 8-K, dated July 21, 1998).

10.7	Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.8	Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001 (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2001).

10.9	First Amendment Agreement to Palladium Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.10	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 27, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.11	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.12	Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.13	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.24 of the Registrant’s 2001 10-K).

Number	Description
10.14	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company, Mitsubishi Corporation and Mitsubishi International Corporation, dated April 1, 2001 (incorporated by reference to Exhibit 10.2 to the Form 10-Q, for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.15	Second Amendment Agreement to Palladium, Platinum and Rhodium Sales Agreement between Stillwater Mining Company and Mitsubishi International Corporation, dated November 30, 2001(incorporated by reference to Exhibit 10.26 of the Registrant’s 2001 10-K).

10.16	Third Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 13, 2002 (incorporated by reference to Exhibit 10.33 of the Registrant’s 2002 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.17	Employment Agreement between Terrell I. Ackerman and Stillwater Mining Company dated May 8, 2002 (incorporated by reference to Exhibit 10.34 of the Registrant’s 2002 10-K).

10.18	Amended and Restated General Employee Stock Plan, dated October 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.19	Employment Agreement between Stephen A. Lang and Stillwater Mining Company dated September 1, 2003 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.20	Stock Purchase Agreement between Stillwater Mining Company and MMC Norilsk Nickel and Norimet Ltd. dated June 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 8-K, dated June 23, 2003).

10.21	Registration Rights Agreement, Stillwater Mining Company and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated June 23, 2003).

10.22	Palladium Sales Agreement, made as of February 1, 2004, among Stillwater Mining Company and Mitsubishi Corporation (incorporated by reference to Exhibit 10.38 to the Form 10-K filed on March 15, 2004(portions of this agreement have been omitted pursuant to a confidential treatment request).

10.23	Palladium Sales Agreement, made as of March 3, 2004, among Stillwater Mining Company and Engelhard Corporation (incorporated by reference to Exhibit 10.39 to the Form 10-K filed on March 15, 2004(portions of this agreement have been omitted pursuant to a confidential treatment request).

10.24	Employment Agreement between Gregory A. Wing and Stillwater Mining Company dated as of March 22, 2004 (incorporated by reference to Exhibit 10.40 to the Form 10-K filed on March 15, 2004).

10.25	Articles of Agreement between Stillwater Mining Company (East Boulder) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 2002 (incorporated by reference to Exhibit 10.41 to the Form 10-K filed on March 15, 2004).

10.26	Amendment No. 1 to Stockholders Agreement, dated as of March 19, 2004, made by and among Stillwater Mining Company and MMC Norilsk Nickel (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on May 7, 2004).

10.28	Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 19, 2004 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 5, 2004).

10.29	Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 5, 2004).

10.30	Fourth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated February 20, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.31	Fifth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated May 4, 2004 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.33	Contract between Stillwater Mining Company and USW International Union, Local 1, East Boulder Unit,, effective July 10, 2005 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 8, 2005).

10.34	409A Nonqualified Deferred Compensation Plan, (filed herewith).

Number	Description
10.35	2004 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 29, 2004).

10.36	409A Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K dated May 9, 2005).

10.37	Amendment No. 1 to Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd., dated January 31, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 3, 2006).

18.1	Preferability letter from KPMG LLP dated March 30, 2005 (incorporated by reference to Exhibit 18.1 to the Form 10-K filed on March 31, 2005).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc. (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, (filed herewith).

32.1	Section 1350 Certification, (filed herewith).

32.2	Section 1350 Certification, (filed herewith).