Form 10-K
period 2006-12-31
STILLWATER MINING CO /DE/
filed 2007-02-27
CIK 931948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2006.
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). ☐ YES ☑ NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES ☑ NO
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ YES ☑ NO
As of June 30, 2006, assuming a price of $12.68 per share, the closing sale price on the New York Stock Exchange, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates was approximately $693,983,539.
As of February 22, 2007, the Company had outstanding 91,598,049 shares of common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

GLOSSARY

GLOSSARY OF SELECTED MINING TERMS
The following is a glossary of selected mining terms used in the Form 10-K that may be technical in nature:

Adit	A horizontal tunnel or drive, open to the surface at one end, which is used as an entrance to a mine.

Anorthosite	Igneous rock composed almost wholly of the mineral plagioclase feldspar.

Assay	The analysis of the proportions of metals in ore, or the testing of an ore or mineral for composition, purity, weight, or other properties of commercial interest.

Catalysts	Catalysts are materials that facilitate one or more chemical reactions without being consumed in the reaction themselves. As referenced in this report, platinum-group metals serve as catalysts within the catalytic converters used in automotive exhaust and pollution control systems and, where so indicated, within similar applications in petroleum refining or other chemical processes.

Close-spaced drilling	The drilling of holes designed to extract representative samples of rock in a target area.

Concentrate	A mineral processing product that generally describes the material that is produced after crushing and grinding ore effecting significant separation of gangue (waste) minerals from the metal and/or metal minerals, and discarding the waste and minor amounts of metal and/or metal minerals. The resulting “concentrate” of metal and/or metal minerals typically has an order of magnitude higher content of metal and/or metal minerals than the beginning ore material.

Crystallize	Process by which matter becomes crystalline (solid) from a gaseous, fluid or dispersed state. The separation, usually from a liquid phase on cooling, of a solid crystalline phase.

Cut-off grade	The lowest grade of mineralized material that qualifies as ore in a given deposit. The grade above which minerals are considered economically mineable considering the following parameters: estimates over the relevant period of mining costs, ore treatment costs, general and administrative costs, smelting and refining costs, royalty expenses, by-product credits, process and refining recovery rates and PGM prices.

Decline	A gently sloped underground excavation constructed for purposes of moving mobile equipment, materials, supplies or personnel from surface openings to deeper mine workings or as an alternative to hoisting in a shaft for mobilization of equipment and materials between mine levels.

Dilution	An estimate of the amount of waste or low-grade mineralized rock which will be mined with the ore as part of normal mining practices in extracting an orebody.

Drift	A major horizontal access tunnel used for the transportation of ore or waste.

Ductility	Property of a solid material that undergoes more or less plastic deformation before it ruptures. The ability of a material to stretch without fracturing.

Fault	A geologic fracture or a zone of fractures along which there has been displacement of the sides relative to one another parallel to the fracture.

Filter cake	The PGM-bearing product that is shipped from the base metals refinery, as the Company’s final product, to a third-party toll refinery for the final extractive stages in the refining process.

Footwall	The underlying side of a fault, orebody, or mine working; especially the wall rock beneath an inclined vein, fault, or reef.

Gabbro rocks (See Mafic/Ultramafic)	A group of dark-colored igneous rocks composed primarily of the minerals plagioclase feldspar and clinopyroxene, with minor orthopyroxene.

Gangue material	The non-metalliferous or waste metalliferous mineral in the ore.

Grade	The average metal content, as determined by assay of a ton of ore. For precious metals, grade is normally expressed as troy ounces per ton of ore or as grams per metric tonne of ore.

Hanging wall	The overlying side of a fault, orebody, or mine working; especially the wall rock above an inclined vein, fault, or reef. (Compare “footwall.”)

Hoist	See shaft

Jackleg drill	A manually operated rock drill, generally powered by compressed air, used to drill holes for blasting rock and to install ground support hardware.

Lenticular-shaped	Resembling in shape the cross section of a double-convex lens.

Lode claims	Claims to the mineral rights along a lode (vein) structure of mineralized material on Federal land; typically in the U.S. lode claims are 1,500 feet in length and 600 feet wide along the trend of the mineralized material.

Mafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in addition to lighter-colored feldspars.

Matrix	The finer-grained material between the larger particles of a rock or the material surrounding mineral particles.

Mill	A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to effect recovery of the pure metal. Term used interchangeably with concentrator.

Millsite claims	Claiming of Federal land for millsite purposes or other operations connected with mining lode claims. Used for nonmineralized land not necessarily contiguous with the vein or lode.

Mineral beneficiation	A treatment process separating the valuable minerals from the host material.

Mineralization	The concentration of metals and their compounds in rocks, and the processes involved therein.

Mineralized material	A mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a general estimate of available tonnage and average grade of metals. Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

Mouat Agreement	Mining and Processing Agreement dated March 16, 1984 regarding the Mouat family. The Mouat royalty stems back to the formation of Stillwater Mining Company at which time claims staked by the Mouats’ forebears in 1876 were leased to Stillwater Mining Company.

Net smelter royalty	A share of revenue paid by the Company to the owner of a royalty interest generally calculated based on the imputed value of the PGM concentrate delivered to the smelter. At Stillwater Mining Company, royalties are calculated on the mineral production subject to each royalty as a percentage of the revenue received by the Company after deducting treatment, refining and transportation charges paid to third parties, and certain other costs incurred in connection with processing the concentrate at the Columbus smelter.

Norite	Coarse-grained igneous rock composed of the minerals plagioclase feldspar and orthopyroxene.

Ore	That part of a mineral deposit which could be economically and legally extracted or produced at the time of reserve determination.

Outcrop	The part of a rock formation that appears at the earth’s surface often protruding above the surrounding ground.

PGM	The platinum group metals collectively and in any combination of palladium, platinum, rhodium, ruthenium, osmium, and iridium. Reference to PGM grades for the Company’s operations include measured quantities of palladium and platinum only.

PGM rich matte	Matte is an intermediate product of smelting; an impure metallic sulfide mixture made by melting sulfide ore concentrates. PGM rich matte is a matte with an elevated level of platinum group metals.

Probable (indicated) reserves	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Proven (measured) reserves	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

Recovery	The percentage of contained metal actually extracted from ore in the course of processing such ore.

Reef	A layer precipitated within the Stillwater Layered Igneous Complex enriched in platinum group metal-bearing minerals, chalcopyrite, pyrrhotite, pentlandite, and other sulfide materials. The J-M Reef, which the Company mines, occurs at a regular stratigraphic position within the Stillwater Complex. Note: this use of “reef” is uncommon and originated in South Africa where it is used to describe the PGM-bearing Merensky, UG2, and other similar layers in the Bushveld Complex.

Refining	The final stage of metal production in which residual impurities are removed from the metal.

Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Recycling materials	Spent PGM-bearing materials collected for reprocessing from automotive, petroleum, chemical, medical, food and other catalysts. Additionally, PGMs for recycling may be sourced from scrap electronics and thermocouples, old jewelry and materials used in manufacturing glass.

Shaft	A vertical or steeply inclined excavation for the purposes of opening and servicing an underground mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

Slag	Slag is a nonmetallic product resulting from the mutual dissolution of flux and nonmetallic impurities during smelting. A silica rich slag is a smelting slag that contains a relatively high level of silica.

Sill	(1) With respect to a mine opening, the base or floor of the excavated area (stope); (2) With respect to intrusive rock, a tabular intrusive unit that is conformable with surrounding rock layers.

Slusher	(1) An electric double-drum winch with two steel ropes attached to an open-bottomed scoop that transports (drags) ore from the rock face to a loading point, where the ore is discharged. (2) A very selective mining method in which small ore stopes are mined using a slusher.

Smelting	Heating ore or concentrate material with suitable flux materials at high temperatures creating a fusion of these materials to produce a melt consisting of two layers with a slag of the flux and gangue (waste) minerals on top and molten impure metals below. This generally produces an unfinished product (matte) requiring refining.

Sponge	A granular (shot) form of PGM. Commonly, the form required for manufacture of many PGM-based chemicals and catalysts.

Stope	A localized area of underground excavation from which ore is extracted.

Strike	The course, direction or bearing of a vein or a layer of rock.

Tailings	That portion of the mined material that remains after the valuable minerals have been extracted.

Tolling	Processing of material owned by others for a fee without taking title to the material.

Troy ounce	A unit measure used in the precious metals industry. A troy ounce is equal to 31.10 grams. The amounts of palladium and platinum produced and/or sold by the Company are reported in troy ounces. There are 12 troy ounces to a troy pound.

Ultramafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in the absence of significant lighter-colored feldspars.

Vein	A mineralized zone having regular development in length, width and depth that clearly separates it from neighboring rock.

Wall rock	The rock adjacent to, enclosing, or including a vein, layer, or dissemination of ore minerals.

PART I
ITEMS 1, 1A AND 2
BUSINESS, RISK FACTORS AND PROPERTIES
INTRODUCTION AND 2006 HIGHLIGHTS
     Stillwater Mining Company (the Company) is engaged in the development, extraction, processing, refining and marketing of palladium, platinum and associated metals (platinum group metals or PGMs) from a geological formation in south central Montana known as the J-M Reef and from the recycling of spent catalytic converters. The J-M Reef is the only known significant source of platinum group metals inside the United States and one of the significant resources outside South Africa and Russia. Associated by-product metals at the Company’s operations include minor amounts of gold, silver, nickel and copper. The J-M Reef is a narrow but extensive mineralized zone containing PGMs, which has been traced over a strike length of approximately 28 miles.
     The Company conducts mining operations at the Stillwater Mine near Nye, Montana and at the East Boulder Mine near Big Timber, Montana. Both mines are located on the J-M Reef. The Company operates concentrating plants at each mining operation to upgrade mined production to a concentrate form. The Company operates a smelter and base metal refinery at Columbus, Montana at which it further upgrades the mined production to a PGM-rich filter cake. The filter cake is shipped to third-party custom refiners for final refining before being sold to third parties.
     The Company recycles spent catalyst material to recover PGMs at the smelter and refinery. The Company has a long-term catalyst sourcing agreement and spot contracts with other suppliers who ship spent catalysts to the Company for processing to recover PGMs. The Company smelts and refines the spent catalysts utilizing the same process as for the mined production.
     The Company has long-term sales agreements with auto companies under which it sells its mined production. One of these long-term sales agreements expired in the fourth quarter of 2006 and the remaining sales agreements are scheduled to expire by the end of 2010. The Company also had sales agreements under which it sold palladium from the inventory received in the 2003 Norilsk Nickel transaction. This sales program was completed with the exhaustion of the inventories in the first quarter of 2006.
     PGMs are rare precious metals with unique physical properties that are used in diverse industrial applications and in jewelry. The largest use for PGMs currently is in the automotive industry for the production of catalysts that reduce harmful automobile emissions. Palladium is also used in jewelry, and in the production of electronic components for personal computers, cellular telephones, and facsimile machines, as well as in dental applications and other devices. Platinum’s largest use after catalytic converters is for jewelry. Industrial uses for platinum, in addition to automobile and industrial catalysts, include the manufacturing of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells. Rhodium, produced in the Company’s recycling operations and to a limited extent as a by-product from mining, also is used in automotive catalytic converters and in jewelry as a plating agent to provide brightness.
     At December 31, 2006, the Company had proven and probable ore reserves of approximately 42.4 million tons with an average grade of 0.54 ounce of PGMs per ton containing approximately 23.0 million ounces of palladium plus platinum at an in-situ ratio of about 3.56 parts palladium to one part platinum. See “Business and Properties — Ore Reserves”.

Highlights:
•	The Company’s revenues, in terms of dollars and ounces sold, for 2006 and 2005 were:

Year ended December 31,	Palladium	Platinum	Rhodium	Other	Total	Ounces of	Ounces of	Ounces of	Total
(in thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Palladium	Platinum	Rhodium	Ounces
2006
Mine production	$172,171	$120,033	$—	$—	$292,204	466	138	—	604

PGM recycling	31,987	143,259	93,206	1,489	269,941	100	128	22	250
Sales of palladium received in Norilsk Nickel transaction	17,637	—	—	—	17,637	63	—	—	63
Other	10,538	2,530	20,298	—	33,366	33	2	6	41

Total	$232,333	$265,822	$113,504	$1,489	$613,148	662	268	28	958

2005
Mine production	$153,668	$110,538	$—	$—	$264,206	431	135	—	566
PGM recycling	8,970	59,692	20,672	1,361	90,695	46	68	12	126
Sales of palladium received in Norilsk Nickel transaction	87,309	—	—	—	87,309	438	—	—	438
Other	3,616	11,515	50,121	—	65,252	18	13	26	57

Total	$253,563	$181,745	$70,793	$1,361	$507,462	933	216	38	1,187

•	The Company reported net income of $7.9 million, or $0.09 per diluted share in 2006 compared to a net loss of $13.9 million, or $0.15 per diluted share in 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.”

•	Beginning in 2005, the Company embarked upon long-term changes which, when realized, are expected to transform the way the Company operates the mines, increase production levels and reduce operating costs. They include continuing to advance the safety systems, increasing the developed state of both mines, expanding the use of selective mining methods, increasing production levels, and reducing operating costs. These efforts continued during 2006. The Company believes that its implementation of more selective mining methods, best suited to each mining area, will reduce the amount of waste rock mined, thereby increasing the effective ore grade realized. According to plan, such increases in effective realized ore grade, along with measured growth in production rates, are expected to generate economies of scale that will reduce unit production costs over time. These operational efforts are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	In 2006, the Company produced a total of 601,000 ounces of palladium and platinum compared to 554,000 ounces in 2005. Total consolidated cash cost per ounce (a non-GAAP measure) was $295 in 2006, compared with $324 in 2005. This reduction in cash costs reflected the benefit of higher production volumes and increased credits from by-product sales and recycling operations during 2006. See “Selected Financial and Operating Data” for further discussion of non-GAAP measures.

•	The Company’s 2006 capital expenditures totaled $97.8 million, up from $92.1 million in 2005. The growth in expenditures was driven by efforts to advance the developed state of the mines through accelerating the delineation and development of proven reserves and through completing various major infrastructure projects. Improvements in the developed state of the mines allows for better advance economic analysis of appropriate mining methods in each area, supports growth in mining rates and contributes to more efficient and cost-effective mining. Infrastructure projects completed during 2006 included additional rail haulage and a new sandfill facility at the Stillwater Mine and expanded mine ventilation and tailings pond capacity at the East Boulder Mine. For a discussion of certain risks associated with the Company’s business, please read “Business and Properties—Current Operations”, and “—Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

HISTORY OF THE COMPANY
     Palladium and platinum were discovered in the J-M Reef by geologists from Johns Manville Corporation (“Manville”) in the early 1970s. In 1979, a Manville subsidiary entered into a partnership agreement with Chevron U.S.A. Inc. (“Chevron”) to develop PGMs discovered in the J-M Reef. Manville and Chevron explored and developed the Stillwater property and commenced underground mining in 1986. The year 2006 marked the twentieth year of mine operation at the Stillwater Mine.
     Stillwater Mining Company was incorporated in 1992 and on October 1, 1993, Chevron and Manville transferred substantially all assets, liabilities and operations at the Stillwater property to the Company, with Chevron and Manville each receiving a 50% ownership interest in the Company’s stock. In September 1994, the Company redeemed Chevron’s entire 50% ownership. The Company completed an initial public offering in December 1994 and Manville sold a portion of its shares through the offering reducing its ownership percentage to approximately 27%. In August 1995, Manville sold its remaining ownership interest in the Company to institutional investors. The Company’s common stock is publicly traded on the New York Stock Exchange (NYSE) under the symbol “SWC”.
     On June 23, 2003, the Company completed a stock purchase transaction with MMC Norilsk Nickel (“Norilsk Nickel”), whereby a subsidiary of Norilsk Nickel became a majority stockholder of the Company. On that date, the parties entered into a Stockholders Agreement governing the terms of Norilsk Nickel’s investment in the Company. A copy of the Stockholders Agreement was included in the Company’s Current Report on Form 8-K filed on June 23, 2003.
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
     The J-M Reef package has been traced at its predictable geologic position and with unusual overall uniformity over considerable distances within the Stillwater Complex. The surface outcrops of the reef have been examined, mapped and sampled for approximately 28 miles along its east-southeasterly course and over a known expression of over 8,200 feet vertically. The predictability of the J-M Reef has been further confirmed in subsurface mine workings of the Stillwater and East Boulder Mines and by over 27,000 drill hole penetrations.
     The PGMs in the J-M Reef consist primarily of palladium, platinum and a minor amount of rhodium. The reef also contains significant amounts of copper and nickel, and trace amounts of gold and silver. Five-year production figures from the Company’s mining operations on the J-M Reef are summarized in Part II, Item 6, “Selected Financial and Operating Data”.

ORE RESERVES
     As of December 31, 2006, the Company’s total proven palladium and platinum ore reserves were approximately 4.8 million tons at an average grade of 0.57 ounce per ton, containing approximately 2.7 million ounces of palladium plus platinum, an increase of 16% in proven ore reserve tonnage from December 31, 2005. The Company’s total probable palladium and platinum ore reserves were approximately 37.7 million tons at an average grade of 0.54 ounce per ton, containing approximately 20.3 million ounces of palladium plus platinum, a decrease of 6% in probable contained ounces from December 31, 2005. Combined the Company’s total proven and probable palladium and platinum ore reserves were approximately 42.4 million tons at an average grade of 0.54 ounce per ton, containing approximately 23.0 million ounces of palladium plus platinum, a decrease of 4% in total proven and probable contained ounces from December 31, 2005.
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
     For proven ore reserves, distances between samples range from 25 to 100 feet but are typically spaced at 50-foot intervals both horizontally and vertically. The sample data for proven ore reserves consists of survey data, lithological data and assay results. Quality Assurance/Quality Control (QA/QC) protocols are in place at both mine sites to test the sampling and analysis procedures. To test assay accuracy and reproducibility, pulps from core samples are resubmitted and compared. To test for sample label errors or cross-contamination, blank core, (waste core), samples are submitted with the mineralized sample lots and compared. The QA/QC protocols are practiced on both resource development and production samples. The data is entered into a 3-dimensional modeling software package and is analyzed to produce a 3-dimensional solid block model of the resource. The assay values are further analyzed by a geostatistical modeling technique (kriging) to establish a grade distribution within the 3-dimensional block model. Dilution is then applied to the model and a diluted tonnage and grade is calculated for each block. Ore and waste tons, contained ounces and grade are then calculated and summed for all blocks. A percent mineable factor based on historic geologic unit values is applied and the final proven reserve tons and grade are calculated.
     Two types of cut-off grades are recognized for the J-M Reef, a geologic cut-off boundary and an economic cut-off grade. The geologic cut-off boundary of 0.3 troy ounces of palladium plus platinum per ton is an inherent characteristic of the formation of the J-M Reef and is used for calculation of the proven and probable reserves. The economic cut-off grade is lower than the geologic cut-off. The determination of the economic cut-off grade is completed on a round by round basis and is driven primarily by excess mill capacity and geologic character encountered at the face. (See “Proven and Probable Ore Reserves – Discussion for reserve sensitivity to metal pricing).”
     Probable ore reserves are based on longer projections, up to a maximum radius of 1,000 feet beyond the limit of existing drill hole sample intercepts of the J-M Reef obtained from surface and underground drilling. Statistical modeling and the established continuity of the J-M Reef as determined from results of mining activity to date support the Company’s technical confidence in estimates of tonnage and grade over this projection distance. Where appropriate, projections for the probable ore reserve determination are constrained by any known or anticipated restrictive geologic features. The probable reserve estimate of tons and grade is based on the projection of factors calculated from adjacent proven reserve blocks or from diamond drilling data where available. The factors consist of a probable area, proven yield in tons per foot of footwall lateral, average grade and percent mineable. The area is calculated based on projections up to a maximum of 1,000-feet, the proven yield in tons per foot of footwall lateral and grade are calculated based on long-term proven ore reserve results in adjacent areas and the percent mineable is calculated based on long-term experience from actual mining in adjacent areas. Contained ounces are calculated based on area divided by 300 (square feet) times proven yield in tons per foot of footwall lateral times grade (ounces per ton) times percent mineable (%).
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
SEC Guidelines
     The United States Securities and Exchange Commission (SEC) established guidelines contained in Industry Guide No. 7 to assist registered companies as they estimate ore reserves. These guidelines set forth technical, legal and economic criteria for determining whether the Company’s ore reserves can be classified as proven and probable.
     The SEC’s economic guidelines have not historically constrained the Company’s ore reserves, and did not constrain the ore reserves at December 31, 2006. Under these guidelines, ore may be classified as proven or probable if extraction and sale result in positive cumulative undiscounted cash flow. The Company utilizes the historical trailing 12-quarter average combined PGM market price and the current PGM market price in ascertaining these cumulative undiscounted cash flows. In testing ore reserves at December 31, 2006, the Company applied the trailing 12-quarter combined average PGM market price of $409.57 per ounce, based upon the 12-quarter average palladium price of $250.39 per ounce and the 12-quarter average platinum price of $961.27 per ounce.
     Following a regular review of the Company’s filings by the SEC, and acting on its own initiative, in April 2005, the Company’s board of directors established a Special Committee on Ore Reserves concurrently with the approval for the development work required to expand the proven ore reserves. The Committee met three times during 2006 with management and outside experts to review ore reserve methodology, identify best practices in the industry and receive reports on the progress and results of the Company’s proven ore reserve expansion program. The Committee expects to continue its work through 2007 as appropriate.
Results
     The December 31, 2006, ore reserves were reviewed by Behre Dolbear & Company, Inc. (“Behre Dolbear”), independent consultants, who are experts in mining, geology and ore reserve determination. The Company has utilized Behre Dolbear to carry out independent reviews and inventories of the Company’s ore reserves since 1990. Behre Dolbear has consented to be a named expert herein. See “Business and Properties — Risk Factors — Ore reserves are very difficult to estimate and ore reserve estimates may require adjustment in the future; changes in ore grades, mining practices and economic factors could materially affect the Company’s production and reported results.”
     The Stillwater Mine proven and probable ore reserves at year-end 2006 increased by 1.2% in terms of ore tons from those reported at year-end 2005. The East Boulder Mine ore reserves at year-end 2006 increased by 1.1% in ore tons from those reported at year-end 2005. Overall, the Company’s estimated ore reserves based on ore tons increased by 1.2% in 2006. The Company’s ore reserve determination for 2006, calculated at December 31, 2006, was limited by geologic certainty and not economic constraints.
Proven and Probable Ore Reserves
     The Company’s proven ore reserves are generally expected to be extracted utilizing existing mine infrastructure. Additional capital expenditures will be required to extract the Company’s probable ore reserves. Based on current mining rates, the 2006 proven ore reserves of 2.8 million tons at Stillwater Mine and 2.0 million tons at East Boulder Mine represent approximately 40 months of ore production (2,308 tons per day) and 45 months of ore production (1,491 tons per day), respectively, at 2007 planned production rates. The long-term proven ore reserve targets are approximately 3.4 million tons at Stillwater Mine and 2.4 million tons at East Boulder Mine, which reflect about 40 months of production at the design capacity of each facility.
     The grade of the Company’s ore reserves, measured in combined platinum and palladium ounces per ton, is a composite average of samples in all reserve areas. As is common in underground mines, the grade mined and the recovery rate achieved varies depending on the area being mined. In particular, mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. During 2006, 2005 and 2004, the average mill head grade for all tons processed from the Stillwater Mine was 0.56, 0.53, and 0.56 PGM ounces per ton of ore, respectively. During 2006, 2005 and 2004 the average mill head grade for all tons processed from the East Boulder Mine was 0.39, 0.40 and 0.39 PGM ounces per ton of ore, respectively.

     As of December 31, 2006, 2005 and 2004 the Company’s proven and probable ore reserves were as follows:

	DECEMBER 31, 2006				DECEMBER 31, 2005				DECEMBER 31, 2004
		AVERAGE	CONTAINED			AVERAGE	CONTAINED			AVERAGE	CONTAINED
	TONS	GRADE	OUNCES		TONS	GRADE	OUNCES		TONS	GRADE	OUNCES
	(000’s)	(OUNCE/TON)	(000’s)		(000’s)	(OUNCE/TON)	(000’S)		(000’s)	(OUNCE/TON)	(000’S)
Stillwater Mine (2)
Proven Reserves	2,775	0.66	1,818		2,458	0.68	1,664		1,971	0.65	1,279

Probable Reserves	15,539	0.63	9,749		15,638	0.63	9,812		16,108	0.63	10,138

Total Proven and Probable Reserves (1)	18,314	0.63	11,567		18,096	0.63	11,476		18,079	0.63	11,417

East Boulder Mine (2)
Proven Reserves	2,011	0.45	902		1,665	0.47	788		1,225	0.46	558
Probable Reserves	22,116	0.48	10,579		22,190	0.53	11,818		22,302	0.53	11,886

Total Proven and Probable Reserves (1)	24,127	0.48	11,481		23,855	0.53	12,606		23,527	0.53	12,444

Total Company Reserves (2)
Proven Reserves	4,786	0.57	2,721		4,123	0.59	2,452		3,196	0.57	1,837
Probable Reserves	37,656	0.54	20,327		37,828	0.57	21,630		38,410	0.57	22,024

Total Proven and Probable Reserves (1)	42,442	0.54	23,048	(3)	41,951	0.57	24,082	(3)	41,606	0.57	23,861	(3)

(1)	Reserves are defined as that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Proven ore reserves are defined as ore reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of ore reserves are well-established. Probable ore reserves are defined as ore reserves for which quantity and grade and/or quality are computed from information similar to that used for proven ore reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven ore reserves, is high enough to assume continuity between points of observation. The proven and probable ore reserves reflect variations in the PGM content and structural impacts on the J-M Reef. These variations are the result of localized depositional and structural influences on the distributions of economic PGM mineralization. Geologic domains within the reserve boundaries of the two mines include areas where as little as 0% and up to 100% of the J-M Reef is economically mineable. The ore reserve estimate gives effect to these assumptions. See “Business and Properties — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results and Financial Condition.”

(2)	Expressed as palladium plus platinum in-situ ounces at a ratio of approximately 3.56 parts palladium to 1 part platinum. Stillwater Mine is at a 3.5 to 1 ratio and the East Boulder Mine is 3.6 to 1.

(3)	Average mining and processing losses of approximately 12.8% must be deducted to arrive at the estimated recoverable ounces.

Discussion
     The Company’s total proven and probable ore reserves at December 31, 2006, have not changed substantially over the past two years. In 2006, proven and probable tons increased 1.2% while contained ounces decreased 4.3% from those reported December 31, 2005. In 2005 proven and probable tons and contained ounces increased less than 1% compared with those reported December 31, 2004.
     Proven reserves have increased over the past two years. In 2006, proven tons increased 16% and contained ounces increased 11% from those reported December 31, 2005. In 2005, proven tons increased 29% and contained ounces increased 33% from those reported December 31, 2004.
     Changes in proven reserves are due to the net effect of:
•	Additions to proven ore reserves from new drilling more than offset 2006 and 2005 ore production,

•	Deletions from probable ore reserves as areas are converted by new drilling from probable to proven ore reserves,

•	Additions from development activity to convert mineralized inventory to probable ore reserves,

•	Additions and deletions from adjustments to ore reserve estimation factors and mine planning criteria.
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
     The economic analysis with respect to 2006 included testing the potential ore reserves at various commodity prices. The results of this analysis identified the relationships shown in the following chart between prices and ore reserves as of December 31, 2006. Such relationship may vary with future ore reserves determinations.
     The analysis above shows that at a combined average price for palladium and platinum above approximately, $350 per ounce, ore reserves are bounded by geologic certainty and do not continue increasing. The Company has not tested the ore reserves beyond the level shown because of the expense of access and drilling to establish ore reserves and because of the extensive life of a 23.0 million ounce reserve. At a combined long-term average price for palladium and platinum below approximately $350 per ounce, ore reserves are constrained by economics and are estimated to decrease as shown above.
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
     In accordance with the methodology prescribed by SFAS No. 144, the Company has determined that the carrying value of the Company’s assets was not impaired at December 31, 2006 or December 31, 2005.
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
CURRENT OPERATIONS
     The Company’s operations are located in south central Montana. The Company conducts mining and milling operations at the Stillwater Mine near Nye, Montana and at the East Boulder Mine near Big Timber, Montana. Both mines are located on mine claims along the J-M Reef. The Company operates a smelter and base metal refinery at Columbus, Montana.
Properties and Facilities – March 2006
     The Company’s original long-term development strategy and certain elements of its current planning and mining practices on the J-M Reef ore deposit were founded upon initial feasibility and engineering studies conducted in the 1980’s. Initial mine designs and practices were established in response to available technologies and the particular characteristics and challenges of the J-M Reef ore deposit. The Company’s current development plans, mining methods and ore extraction schedules are designed to provide systematic access to and development of the ore deposit within the framework of current and forecast economic, regulatory and technological considerations as well as the specific characteristics of the J-M Reef ore deposit. Some of the challenges specific to the development of the J-M Reef include:
•	Surface access limitations (property ownership and environmental sensitivity);

•	Topographic and climatic extremes involving rugged mountainous terrain and substantial elevation differences;

•	Specific characteristics of the mineralized zone (narrow – average width 5 feet, depth – up to 1.5 miles of vertical extent, and long – approximately 28 miles in length);

•	Downward angle of mineralized zone dipping from near vertical to 38 degrees;

•	A deposit which extends both laterally and to depth from available mine openings; and

•	Probable ore reserves extending for a lateral distance of approximately 34,000 feet at the Stillwater Mine and approximately 17,000 feet at the East Boulder Mine — a combined distance underground of approximately 9.7 miles.

STILLWATER MINE
     The Company conducts underground mining operations at its wholly-owned Stillwater Mine, near Nye, Montana. The Stillwater Mine facility accesses, extracts and processes PGM ores from the eastern portion of the J-M Reef using mine openings located in the Stillwater Valley. In addition, the Company owns and maintains ancillary buildings that contain the concentrator, shop and warehouse, changing facilities, headframe, hoist house, paste plant, water treatment, storage facilities and office. All surface structures and tailings management facilities are located within a 2,450 acre Stillwater Mine Operating Permit area. Ore reserves developed at the Stillwater Mine are controlled by patented mining claims either leased or owned outright by the Company. The mine is located approximately 85 miles southwest of Billings, Montana, and is accessed by a paved road. The mine has adequate water and power from established sources. See “Business and Properties — Risk Factors.”
     The Stillwater Mine accesses and has developed a 5.9-mile-long segment of the J-M Reef, between the elevations of 2,000 and 7,000 feet above sea level. Access to the ore at the Stillwater Mine is accomplished by means of a 1,950-foot vertical shaft and by a system of horizontal adits and drifts driven parallel to the strike of the J-M Reef at vertical intervals of between 150 feet and 300 feet. Seven main adits have been driven from surface portals on the west and east slopes of the Stillwater Valley at various elevations between 5,000 and 5,900 feet above sea level. Five principal levels have been developed below the valley floor by ramping down from the 5,000-foot level to extract ore from the reef down to the 3,800-foot elevation. Five additional major levels below the 5,000-foot level are accessed principally from a vertical shaft and shaft ramp system. The Company is currently developing a decline system from the 3,200-foot elevation to access and develop deeper areas in the central part of the mine below those currently serviced by the existing shaft. At the end of 2006, this decline system extended down 2,052 feet.
     The 1,950-foot vertical shaft was constructed between 1994 and 1997 as part of the Company’s plan to increase output from 1,000 to 2,000 tons of ore per day and was sunk adjacent to the concentrator to increase efficiency of the operation. Ore and any waste rock to be transported to the surface from the off-shaft and deeper areas of the mine are crushed prior to being hoisted up the shaft. The production shaft and underground crushing station reduce haulage times and costs, facilitate the handling of ore and waste and improve the grinding capabilities of the concentrator. Ore from above the 5,000-foot west elevation is hauled to the surface by rail. Waste material not used for backfilling in underground excavations is transported to the surface and placed in permitted waste rock disposal sites.
     The Stillwater Mine currently uses its 29 footwall lateral drifts and 6 primary ramps and vertical excavations to provide personnel and equipment access, supply haulage and drainage, intake and exhaust ventilation systems, muck haulage, backfill plant access, powder storage and/or emergency egress. The footwall lateral and primary ramp systems will continue to provide support of production and ongoing development activities. In addition, certain mine levels are required as an integral component of the ventilation system and serve as required intake and or exhaust levels, or as parallel splits to maintain electrical ventilation horsepower balance and to meet Mine Safety and Health Administration (MSHA) requirements. MSHA regulations require alternate (secondary) escapeways from mine workings. These levels, in addition to comprising critical functional components of the ventilation and escapeway system, serve as permanent mine service and utility infrastructure for road and rail transportation, dewatering and backfill pumping facilities designed and are intended to be used for the life of the mine.
     Prior to 1994, almost all of the Company’s mining activities utilized “captive cut-and-fill” stoping methods. This method extracts the orebody in eight to ten foot high horizontal cuts, accessed from vertical raises and mined with conventional jackleg drills and slushers. The open space created by the extraction of each cut is filled with waste rock and coarse concentrator tailings and becomes the floor for the next level of mining as the process moves upward. Commencing in 1994, the Company introduced two mechanized mining methods: “ramp-and-fill” and “sub-level stoping”. Ramp-and-fill is a mining method in which a succession of horizontal cuts are extracted from the orebody using mobile equipment. Access to the orebody is from ramps driven in or adjacent to the orebody allowing the use of hydraulic drills and load-haul-dump equipment. Sub-level stoping is a mining method in which blocks of the reef approximately 50 feet high and up to 75 feet in length are extracted in 30-foot intervals utilizing mobile electric hydraulic long-hole drills and remote control rubber tired load-haul-dump equipment. The reef is mined in a retreat sequence and mined out areas are filled with development waste. Mechanized mining accounted for approximately 85% of total tons mined in 2006. The Company determines the appropriate mining method to be used on a stope-by-stope basis based on engineering analysis.

     The use of selective mining methods will be expanded over the next three to four years at Stillwater Mine. Sub-level mining will be de-emphasized and captive cut-and-fill mining will be increased to up to 35% of the total mining. Selective mining is intended to increase recovery of the ore reserve by better matching the mining method to the ore characteristics, to decrease the volume of secondary development and its associated costs, to decrease dilution of the ore by matching the face width more closely to the ore width, resulting in a higher ore grade delivered to the mill, and to decrease reliance on large mobile mining equipment, thereby reducing capital and support costs.
     The Company processes ore from the Stillwater Mine through a concentrator plant (“mill”) adjacent to the Stillwater Mine shaft. The mill has an approximate design capacity of 3,000 tons per day. During 2006, approximately 2,026 tons of ore and 169 tons of sub-grade material were processed through the mill per calendar day. In addition, on average the mill processed 130 tons per calendar day of smelter slag. Crushed ore is fed into the concentrator, mixed with water and ground to a slurry in the concentrator’s mill circuit to liberate the PGM-bearing sulfide minerals from the rock matrix. Various reagents are added to the slurry to separate the valuable sulfides from the waste rock in a flotation circuit. In this circuit, the sulfide minerals are floated, recycled, reground and refloated to produce a concentrate suitable for further processing. The flotation concentrate, which represents approximately 1.5% of the original ore weight, is filtered and transported in bins 46 miles to the Company’s metallurgical complex in Columbus, Montana. In 2006 approximately 37% of the tailings material from the mill was returned to the mine and used as fill material to provide support for additional mining activities. The balance was placed in tailings containment areas on the surface. No additional steps are necessary to treat any tailings placed back into the mine or into the impoundments, as they are environmentally inert. Tailings are disposed of into the impoundment areas pursuant to the Company’s operating permits. Mill recovery of PGMs has been essentially constant at 92% in 2006, 2005 and 2004.
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
     During 2006, the Stillwater Mine produced approximately 409,500 ounces of palladium and platinum, compared to approximately 381,000 ounces in 2005. See “Selected Financial and Operating Data.” The Stillwater Mine’s total cash costs (a non-GAAP measure) were $280 per ounce in 2006 compared to $314 per ounce in 2005 Cash cost per ounce benefited in 2006 from higher mining volumes and from increased cost credits from by-product sales and recycling business profits. See “Selected Financial and Operating Data” for further discussion of non-GAAP measures.
EAST BOULDER MINE
     The East Boulder Mine is located in Sweet Grass County, Montana, and provides access to the western portion of the J-M Reef. The mine is fully permitted independently of the Stillwater Mine and serves as a second access to the J-M Reef. Surface facilities for the East Boulder Mine are situated on unpatented mill site claims maintained on federal lands administered under the Gallatin National Forest. All mine facilities are wholly owned and operated by the Company. Proven and probable ore reserves for the mine are controlled by patented mining claims owned by the Company. The mine is located approximately 32 miles southeast of Big Timber, Montana, and is accessed by a public road. All surface facilities including the tailings management complex are located within a 977-acre operating permit area. Development of the mine began in 1998. The mine consists of underground mine development and surface support facilities, including a concentrator, shop and warehouse, changing facilities, storage facilities, office and tailings management facility. The mine commenced commercial production effective January 1, 2002.
     The J-M reef is accessed at East Boulder by two 18,500-foot long, 15-foot diameter horizontal tunnels. The access tunnels intersect the orebody at an elevation 6,450 feet above sea level. The orebody is currently developed by four levels of footwall lateral drifts driven parallel to the orebody totaling approximately 26,000 feet, and by two primary ramps totaling approximately 11,250 feet. The orebody is accessed vertically by ramp systems driven approximately every 1,200 feet along the length of the deposit. The predominant mining methods at this time are sub-level stoping and ramp-and-fill mining methods. In 2005, the Company began introducing selective mining at the East Boulder Mine, employing the “captive cut-and-fill” method of mining. By the end of 2006, approximately 12% of East Boulder’s ore production was coming from the captive cut-and-fill method.
     Selective mining will be further expanded over the next three to four years at East Boulder Mine. In the move to selective mining, the sub-level mining method will be de-emphasized and captive cut-and-fill will be expanded to comprise up to about 75% of total mining. Selective mining is intended to increase recovery of the ore reserve by better matching the mining method to the ore characteristics, to decrease the volume of secondary development and its associated costs, to decrease dilution of the ore by matching the face width more closely to the ore width, resulting in a higher grade ore delivered to the mill, and to decrease reliance on large mobile mining equipment, thereby reducing capital and support costs.
     The mined ore is transported out of the mine by rail haulage to the surface facilities and is processed through the concentrator plant, which at the East Boulder Mine has a capacity of 2,000 tons per day. In the concentrator, the ore is mixed with water and ground to a slurry in the concentrator’s mill circuit to liberate the PGM bearing sulfides from the rock matrix. Similarly to the process at the Stillwater Mine, reagents are then added to the slurry to separate the valuable sulfide from the waste rock in a flotation circuit. The sulfide minerals are floated, recycled, reground and refloated to produce a concentrate. The flotation concentrate, which represents approximately 1.8% of the original ore weight, is filtered and transported in bins approximately 75 miles to the Company’s metallurgical complex in Columbus, Montana. In 2006, approximately 58% of the mine tailings material was returned to the mine and used for backfill to provide a foundation upon which additional mining activities can occur. The balance was placed in surface tailings containment areas. No additional steps are necessary to treat any tailings placed back into the mine or into the impoundments, as they are environmentally inert. Tailings placed into the impoundment areas are disposed of pursuant to the Company’s operating permits. The impoundment area has an estimated life of approximately 20 years at the original planned production and processing rate of 2,000 tons per day. Mill recovery of PGMs was 89%, 89% and 88% in 2006, 2005 and 2004, respectively.
     During 2006, the East Boulder Mine produced approximately 192,000 ounces of palladium and platinum, compared to approximately 173,000 ounces in 2005. The East Boulder Mine’s total cash costs (a non-GAAP measure) were $326 per ounce in 2006 compared to $346 per ounce in 2005. Cash cost per ounce in 2006 benefited from higher mining productivity and from increased cost credits from by-product sales and recycling business profits. See “Selected Financial and Operating Data” for further discussion of non-GAAP measures.
EXPLORATION AND DEVELOPMENT ACTIVITIES
     The J-M Reef has been explored from the surface along its entire 28-mile strike length by surface sampling and drilling. Surface exploration drilling consists of an array of over 900 drill holes with a maximum horizontal spacing between holes of 1,000 feet. Exploration activities historically have also included driving and underground drilling from two exploratory adits, the West Fork Adit and the Frog Pond Adit. Comprehensive evaluation of PGM mineralization encountered in the J-M Reef has allowed delineation of indicated ore reserves adjacent to the Stillwater and East Boulder Mines and confirmation of the existence of mineralized material over much of the remaining strike length. Exploration to date has defined sufficient probable ore reserves to sustain mining for a number of years in the future. It is the Company’s practice to systematically convert its established probable ore reserves to the proven ore category as mine development progresses by performing definition drilling and evaluation coincident with planned advances of underground development.
     During the fourth quarter of 2006, the Company invested $1.9 million to secure approximately an 11% interest in Pacific North West Capital Corp., a Canadian exploration company that centers its efforts on identifying and defining potential PGM reserve targets. Management believes that pursuing exploration through Pacific North West Capital and its seasoned exploration staff would be an effective way to grow the Company’s exploration program.
     As part of the Company’s ongoing development activities, it continues to convert its established probable ore reserves to proven ore reserves through the lateral and vertical development of the Stillwater and East Boulder Mines. These ongoing activities involve constructing mine development workings to access established ore reserves and continuously advancing definition drilling, engineering and mine plans to replace depleted ore reserves. During 2006, 2005 and 2004, $74.8 million, $77.4 million and $62.3 million respectively, were incurred in connection with capitalized mine development and are included in total capital expenditures.

     The following table outlines measures that are used by the Company to gauge progress on resource development activities:

Location and Development Activity	2006	2005	2004
Stillwater Mine
Primary Development (equivalent feet)(1)	31,156	37,806	31,940
Footwall Lateral (equivalent feet)(1)	15,257	19,863	16,206
Definition drilling (feet)	436,920	505,616	471,227

East Boulder Mine
Primary Development (equivalent feet)(1)	15,235	18,349	14,563
Footwall Lateral (equivalent feet)(1)	6,077	10,605	9,541
Definition drilling (feet)	226,597	242,849	163,551

(1)	Based on one linear foot of excavation, 11feet wide by 12 feet high (cross-section of 132 ft.2).
METALLURGICAL COMPLEX
     Smelter. The Company owns a smelter facility and associated real estate located in Columbus, Montana. The smelting facility consists of an electric furnace, two top blown rotary converters (TBRC’s), a granulator and gas handling and solution regeneration systems. Smelter capacity is approximately 120 tons of concentrate and spent catalytic converter material per day.
     Concentrates from the mine sites are transported to the smelter, dried, and fed into a 5.0-megawatt electric furnace, where the concentrates are commingled with spent auto catalyst material, melted and separated into a silica rich slag and a PGM rich matte. The matte is tapped from the furnace periodically and granulated. This granulated furnace matte is then processed in a top blown rotary converter (TBRC), which separates iron from the converter matte. The converter matte is poured from the TBRC, granulated and transferred to the refinery for further processing. The granulated converter matte, approximately 6% of the original smelter feed by weight, consists of copper and nickel sulfides containing about 1.5% PGMs.
     The gasses released from the smelting operations are routed through a gas/liquid scrubbing system, which removes approximately 99.8% of the sulfur dioxide. Spent scrubbing solution is treated in a process that converts the sulfur dioxide to gypsum, or calcium sulfate, and regenerates clean scrubbing solution. The gypsum or calcium sulfate is sold for use as a soil amendment by farmers and as a water treatment additive in the coal bed methane industry.
     Base Metals Refinery. The Company’s base metals refinery is located on property it owns adjacent to the smelter in Columbus, Montana. The refinery utilizes the patented Sherritt Process, whereby sulfuric acid is used to dissolve the nickel, copper, cobalt and residual iron in the converter matte. This removal of these metals upgrades the PGM fraction of the converter matte product substantially from 1.5% PGMs to 37% PGMs.
     In the refinery, copper, nickel, cobalt, and other metals are separated from the PGM-bearing converter matte and ultimately are marketed as by-products. Iron is precipitated from an iron-copper-nickel-cobalt solution and is returned to the smelter to be processed and removed in the slag. A nickel crystallizer circuit produces a crystalline nickel sulfate by-product containing minor amounts of cobalt, which is marketed under sales contracts with various companies. A copper electrowinning circuit removes copper from solution as cathode copper that is marketed under sales contracts with companies in the U.S.
     The refinery produces a palladium- and platinum-rich filter cake, which also contains rhodium and minor amounts of gold and silver. This filter cake is shipped to third-party precious metal refineries in New Jersey and California under tolling agreements that provide the Company with finished metal. The palladium and platinum metals are returned to the Company’s account as 99.95% purity sponge; gold, silver and rhodium are also returned to the Company’s account. The refined metal is then available for delivery to the Company’s customers. The Company pays its refiners a per-ounce refining charge for the toll processing of the refined filter cake.
     During 2006, 2005 and 2004, total by-product (copper, nickel, gold and silver, plus mined rhodium) sales were approximately $42.6 million, $21.4 million and $15.8 million, respectively, and were credited against production costs.

     The Company’s significant repair and maintenance costs in connection with planned major maintenance activities are expensed as incurred. The Company does not accrue in advance for major maintenance activities, but, when practicable, tries to disclose in advance in its public filings any planned major maintenance activities that may affect operations.
RECYCLING ACTIVITIES
     PGM metals contained in spent catalytic converter materials are purchased from third-party suppliers or received under tolling agreements and are processed by the Company through its metallurgical complex. A sampling facility crushes and samples the spent catalysts prior to their being blended for smelting in the electric furnace. The spent catalytic material is sourced by third parties, primarily from automobile repair shops and automobile yards that disassemble old cars for the recycling of their parts. The Company also regularly processes spent petroleum refining catalysts.
     The Company has been processing small spot shipments of spent catalysts since 1997. In October 2003, the Company entered into a long-term metal sourcing agreement with a major U.S. collector of PGM catalyst for recycling. The terms of this agreement were modified during 2006 to facilitate growing the Company’s recycling activities. The specific commercial terms of this agreement are confidential. However, in the event of a change in business circumstances, the Company can terminate this agreement upon ninety days’ notice.
     The Company records revenue and cost of metals sold for the processing of these recycled materials. Revenues were $269.9 million, $90.7 million and $76.4 million for 2006, 2005 and 2004, respectively. Cost of metals sold was $250.4 million, $85.5 million and $71.3 million for 2006, 2005 and 2004, respectively. For purposes of calculating total cash costs per ounce and per ton, (non-GAAP measures), the Company accounts for the net proceeds from recycling activities as an operating credit, offsetting a portion of the cost of the processing facilities. The net proceeds from the processing of recycled catalysts in 2006, 2005 and 2004 reduced total cash costs (a non-GAAP measure) by approximately $25.4 million, $6.3 million and $6.1 million, respectively.
     Because the Company purchases significant quantities of recycling material for processing through its smelter and base metals refinery, the Company carries large inventories of recycling material in process. The working capital committed to these inventories has increased substantially as the volume of business has grown. Working capital associated with these recycling activities was approximately $66.9 million at December 31, 2006, and $26.7 million at December 31, 2005.
OTHER PROPERTIES
     The Company owns a 17,600 square foot warehouse facility and also leases 10,100 square feet of office space in buildings in Columbus, Montana as well as 11,000 square feet of office space in Billings, Montana. The Company relocated its headquarters offices to Billings in January 2005. The annual lease expense for the offices in Columbus is approximately $54,000 per year. The annual lease expense for the Company’s headquarters in Billings is approximately $233,000 per year. The Company also owns parcels of rural land in Stillwater and Sweet Grass Counties, Montana, near its mine sites totaling approximately 3,364 acres and additional properties in the communities of Columbus and Big Timber, Montana, which are used as support facilities. All of the Company’s fee properties are subject to a mortgage in favor of the Company’s credit facility.
CREDIT AGREEMENT
     On August 3, 2004, the Company entered into a $180 million credit facility with a syndicate of financial institutions that replaced the Company’s previous $250 million credit facility. The credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 225 basis points or 7.625% at December 31, 2006) and a $40 million five-year revolving credit facility bearing interest when drawn at a variable rate plus a margin (LIBOR plus 225 basis points, or 7.625% at December 31, 2006) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility. Undrawn amounts under the letters of credit issued through this facility as of December 31, 2006, carry an annual fee of 2.375%. Both the margin on the revolving credit facility and the letter of credit fee adjust contractually based on the Company’s leverage ratio, as defined, beginning after the first quarter of 2005. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced on August 31, 2004.
     As of December 31, 2006, the Company has $99.4 million outstanding under the term loan facility. At December 31, 2006 and 2005, the Company had obtained letters of credit in the amount of $17.5 million and $14.1 million, respectively, as partial surety for certain of its long-term reclamation obligations, which reduced amounts available under the revolving credit facility to $22.5 million at December 31, 2006, and $25.9 million at December 31, 2005.

     The credit facility requires as prepayments 50% of the Company’s annual excess cash flow (as defined in the credit agreement), plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Such prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The Company’s term loan facility, as amended on January 31, 2006, allows the Company to choose between LIBOR loans of various maturities plus a spread of 2.25% or alternate base rate loans plus a spread of 1.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 8.25% at December 31, 2006. The alternate base rate applies only to that portion of the term loan facility in any period for which the Company has not elected to use LIBOR contracts. Substantially all the property and assets of the Company are pledged as security under the credit facility.
     In accordance with the terms of the credit facility, the Company was required to remit 25% of the net proceeds from sales of palladium received in the Norilsk Nickel transaction to prepay its term loan facility. The program to sell this palladium was completed during the first quarter of 2006. Term loan prepayments attributable to these palladium sales totaled $9.1 million during 2006 and $20.8 million during 2005.
     On January 31, 2006, the Company completed an amendment to the credit facility that reduced the interest rate spread on the term loan to 225 basis points. A previous provision that required the Company to fix the interest rate on 50% of the outstanding term loan balance through December 31, 2007, if and when the underlying three-month LIBOR reached 4.50% was also amended, increasing the hedging threshold to 5.50%. Under the terms of the amendment, the Company would pay a 1% penalty on certain voluntary prepayment transactions that occur within one year of the effective date of the amendment.
     In response to notice from the credit facility lenders, on July 28, 2006, the Company entered into an interest rate swap agreement that has the effect of fixing the interest rate on $50 million of the Company’s outstanding term loan debt through December 31, 2007. The effective fixed rate of the interest rate swap is 7.628%. The Company has elected not to account for this as a cash flow hedge and accordingly recorded interest expense of approximately $89,000 during 2006 in conjunction with this transaction.
     As of December 31, 2006 and 2005, $1.0 million and $8.4 million, respectively, of the Company’s debt was classified as a current liability representing that portion of the term loan facility expected to be prepaid under this arrangement during the succeeding twelve months.
     Covenants in the credit facility include restrictions on the Company’s ability to: (1) incur additional indebtedness; (2) pay dividends or redeem capital stock; (3) grant liens; (4) make investments, acquisitions, dispositions or enter into mergers; (5) enter into transactions with affiliates; (6) make capital expenditures; (7) refinance or prepay subordinated debt; (8) change the nature of the Company’s business or cease operations at the principal operating properties; and (9) enter into commodity hedging for volumes in excess of expected production. The Company is also subject to financial covenants including a Debt to EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) ratio, a Debt Service Coverage Ratio, annual limits on capital expenditures and a minimum liquidity requirement. These covenants were not affected by the January 31, 2006 amendment.
     In preparing its business plan for 2007, the Company has projected its ability to meet the financial covenants in the credit agreement during 2007. While the Company expects to remain in compliance with all financial ratios, the capital expenditure forecast anticipates exceeding the annual limit on capital expenditures for 2007 and 2008. The Company has reviewed this forecast with the affected lenders and expects to reach a resolution before an event of default occurs.
     Aside from failure to meet financial covenants, other events of default under the credit facility include: (1) a cross-default provision linked to default under other material indebtedness of the Company; (2) any material modification to the life-of-mine plans, absent lender consent; (3) a change of control of the Company, subject to certain exceptions, and (4) any material breach by a counterparty to a material sales contract or any unapproved modification or termination of such a sales contract. At December 31, 2006, the Company was in compliance with all of its covenants under the credit facility.

     The following is a schedule by year of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility, as of December 31, 2006, without regard to the prepayments required to be offered out of excess cash flow, or paid at the Company’s discretion:

Credit Facility
Scheduled Repayments
Year ended	(in thousands)
2007	$1,019
2008	1,019
2009	1,019
2010	96,305

Total	$99,362

PGM SALES AND HEDGING ACTIVITIES
Mine Production
     Palladium, platinum, rhodium and gold are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined PGMs in sponge-form are transferred upon sale from the Company’s account at third-party refineries to the account of the purchaser. By-product metals are sold at market price to customers, brokers or outside refiners.
     During 1998, the Company entered into three long-term sales contracts with its customers that contain guaranteed floor prices for metal delivered from mine production. In late 2000 and in 2001, the Company amended these contracts to extend the terms and to modify the pricing mechanisms. One of these contracts applies to the Company’s production through December 2010, one contract, based on a fixed cumulative volume, is estimated to be completed in early 2008, and one contract expired at the end of 2006. Under the contracts, the Company currently has committed between 80% and 100% of its palladium production and 70% of its platinum production through 2010. Metal sales are priced at a slight discount to market. The remaining mine production is not committed under these contracts and remains available for sale at prevailing market prices.
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

	PALLADIUM				PLATINUM
	Subject to		Subject to		Subject to		Subject to
	Floor Prices		Ceiling Prices		Floor Prices		Ceiling Prices
	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling
Year	Production	Price	Production	Price	Production	Price	Production	Price
2007	100%	$339	16%	$975	70%	$425	14%	$850
2008	83%	$376	20%	$975	70%	$425	14%	$850
2009	80%	$380	20%	$975	70%	$425	14%	$850
2010	80%	$375	20%	$975	70%	$425	14%	$850
     The volumes of palladium and platinum to be delivered under these sales contracts vary according to actual mine production. The contracts also contain termination provisions that allow the purchasers to terminate in the event the Company breaches certain provisions of the contract and the Company fails to cure the breach within periods ranging from 10 to 30 days of notice by the purchaser. The long-term sales contracts qualify for the normal sales exception provided in Statement of Financial Accounting Standard (SFAS) No. 138, Accounting for Derivative Instruments and Certain Hedging Activities — an amendment to Statement of Financial Accounting Standard (SFAS)
No. 133, Accounting for Derivative Instruments and Hedging Activities and so are not subject to the hedge accounting requirements of SFAS No. 133 because they require physical delivery and do not settle net. The floors and ceilings embedded within the long-term sales contracts are treated as part of the host contract, not as separate derivative instruments, and therefore also are not subject to the requirements of SFAS No. 133.

     The Company has historically entered into hedging agreements from time to time to manage the effect of fluctuation in the price of palladium and platinum from mine production on the Company’s cash flow. Hedging activities consist of “fixed forwards” for future delivery of specific quantities of PGMs at specific prices, and “financially settled forwards” that provide for net settlement of forward sales. Gains or losses can occur as a result of hedging strategies if the hedging contracts ultimately settle at prices above or below market. The Company recorded costs in 2006 totaling $31.1 million for fixed forward and financially-settled forward contracts that settled below market price during 2006. Corresponding costs recorded in 2005 and 2004 totaled $8.0 million and $0.8 million, respectively. The unrealized loss related to financially-settled forwards for mine production, representing the difference between the contract price and current market price for open hedging contracts that have not yet settled, was $15.8 million at year-end 2006. All such hedging transactions open at December 31, 2006 will settle at various periods through June 2008 (See Note 16 to the Company’s financial statements).
Recycling Activities
     The Company regularly enters into fixed forward sales relating to recycling of catalysts. Prior to April of 2006 these transactions were accounted for as cash-flow hedges. Subsequently, these transactions have been treated as normal purchases and normal sales under the provisions of SFAS No. 133, as discussed above. Metals from processing recycled materials are sold forward at the time the material is purchased and they are delivered against the forward sales contracts when the ounces are recovered. All of these forward sales transactions open at December 31, 2006, will settle at various periods through March 2007 (See Note 16 to the Company’s financial statements). The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedge contract prices by a predetermined margin limit. No such margin deposits were outstanding or due at December 31, 2006 or 2005.
Palladium acquired in connection with Norilsk Nickel transaction
     The Company entered into sales agreements during the first quarter of 2004 to sell the palladium received in the 2003 stock purchase transaction with Norilsk Nickel. Under these agreements, the Company sold approximately 36,500 ounces of palladium per month, beginning in February of 2004 at a slight volume discount to market price. Additionally, under one of these agreements, the Company was committed to provide 3,250 ounces of platinum and 1,900 ounces of rhodium per month, also at a slight discount to market price. This sales program was completed during the first quarter of 2006.
TITLE AND ROYALTIES
     The Company holds 995 patented and unpatented lode or millsite claims covering approximately 16,000 acres along the J-M Reef mineral zone and on adjacent federal lands utilized for the Company’s operations facilities. The Company believes that approximately 130 of these claims cover 100% of the known apex of the J-M Reef. The remainder of the Company’s unpatented claims either adjoin the apex of the J-M Reef or secure sites for surface operations. Prior to the federal moratorium on processing new applications for mining claim patents, the Company had leasehold control on one patented claim under the Mouat Agreement, had been granted patents on 34 of its own claims (a combined total of 735 acres), and had 33 patent applications pending on 135 additional mining claims covering an area of 2,249 acres. The applications included claims owned directly by the Company or held by the Company in leasehold. During the fourth quarter of 2001, 31 new patents were issued to the Company for 126 mining claims covering 2,126 acres. At year-end 2001, patents had been issued for all submitted applications involving the claims owned directly by the Company. In a decision dated April 30, 2002, the Montana State Office of the Bureau of Land Management (BLM) rejected two mineral patent applications submitted prior to July 13, 1993 covering 123 acres in 9 mining claims held by the Company in leasehold under the Mouat Agreement. The Company joined with the Mouat interests in appealing the BLM decision to the U.S. Department of the Interior Board of Land Appeals (IBLA). On April 25, 2005, Administrative Judges for the IBLA ruled in favor of the Mouat Interests’ and Company’s appeal and remanded the cases to the BLM with instruction to issue the pending patents. As of the date of this filing, the Certificates of Patent had not yet been issued; however, the Company considers the matter resolved and expects the patents to be granted in due course. The Company presently maintains 825 active unpatented mining and millsite claims. Unpatented mining claims may be located on lands open to mineral appropriation and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and claims are more commonly subject to challenges of third parties, regulatory or statutory changes, or contests by the federal government. The validity of an unpatented mining claim or millsite claim, in terms of establishing and maintaining possessory rights, depends on strict compliance with a complex body of federal and state statutory and decision law regarding the location, qualifying discovery of valuable minerals, occupancy and beneficial use by the claimant.
     Of the Company’s 995 controlled claims, 869 are subject to royalties, including 711 subject to a 5% net smelter royalty payable to Newmont Capital Limited, 56 subject to a 0.35% net smelter royalty payable to the Mouat family, and 102 subject to both royalties. During 2006, 2005 and 2004, the Company incurred royalty expenses of $14.5 million, $8.7 million and $8.7 million, respectively. At December 31, 2006, 100% of the Company’s proven and probable ore reserves were secured by either its control of 161 patented mining claims or the 9 current first-half certified claims pending final action under the April 2005 appeal ruling by the IBLA. Processing facilities at the East Boulder Mine are situated on 127 validated unpatented millsite claims.

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
     During 2006, continued focus to improve Company safety performance resulted in an incidence rate reduction for employees of 12.5% from 2005. This equates to a 73% reduction in incidence rates for Company employees since the inception of the “G.E.T. Safe” safety management systems in 2001. The Assistant Secretary of Labor for Mine Safety and Health visited the Stillwater Mine during 2004 and presented the workforce with an award for “Most Improved Mine” in the Rocky Mountain District. This award acknowledged the mine’s reduction in injury incidence rates, of accidents and of injuries. During 2006, the mill at the East Boulder Mine received the Department of Labor’s “Sentinels of Safety” Award for outstanding safety performance. The metallurgical complex in Columbus, Montana, continued to maintain a low incidence rate while being recognized by the Montana Department of Labor and Occupational Safety and Health Administration (OSHA) as a leader in workplace safety. In May of 2006 the Company’s base metals refinery in Columbus, Montana completed ten years of operation without a lost-time accident. The smelter was the recipient of its twelfth Safety and Health Achievement Recognition Program (SHARP) Award and the refinery received its eighth. The Company’s laboratory also received the SHARP award in 2005. The SHARP program recognizes employers who have demonstrated exemplary achievements in workplace safety and health. By meeting the SHARP inspection requirements, these facilities may be exempt from general OSHA inspections for one year. During 2006, employee participation and involvement was further enhanced through the continued implementation of internal safety auditing processes.

EMPLOYEES
     As of December 31, 2006 and 2005, the Company had 1,719 and 1,617 employees, respectively, in the following areas:

	Number of
	Employees at
SITE	December 31,
	2006	2005
Stillwater Mine	972	956
East Boulder Mine	523	464
Smelter and Refinery Complex	156	136
Columbus and Billings Administrative Support	68	61

Total	1,719	1,617

     All of the Company’s hourly employees at the Stillwater Mine, the East Boulder Mine, the smelter and refinery are represented by the United Steelworkers of America (USWA). The Company is party to a three-year labor agreement effective July 1, 2004 that covers substantially all hourly workers at the Stillwater Mine, the smelter and the refinery and provides for an annual average wage increase of 3% per annum. Separately, a new three-year contract covering all hourly workers at the East Boulder Mine took effect on July 10, 2005. See “Business and Properties — Risk Factors.”
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
     The Company believes that its operations and facilities comply in all material respects with current federal, state and local permits and regulations, and that it holds all necessary permits for its operations at the Stillwater and East Boulder Mines and to complete all of its planned expansion projects. However, compliance with existing and future laws and regulations may require additional control measures and expenditures, which cannot be estimated at this time. Compliance requirements for new mines and mills may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. The cost of complying with future laws and regulations may render currently operating or future properties less profitable and could adversely affect the level of the Company’s ore reserves and, in the worst case, render its mining operations uneconomic.
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
     Reclamation regulations affecting the Company’s operations are promulgated and enforced by the Hard Rock Bureau of the Montana Department of Environmental Quality (DEQ). The United States Forest Service (USFS) may impose additional reclamation requirements during the permitting process. For regulatory purposes, reclamation does not mean restoring the land to its pre-mining state. Rather, it means returning the post-mining land to a state which has stability and utility comparable to pre-mining conditions. Reclamation concerns include stabilization and vegetation of disturbed lands, controlling storm water and drainage from portals and waste rock dumps, removal of roads and structures, treating and the elimination of process solutions, treatment and the elimination of mine water prior to discharge and visual aesthetics. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Environmental Obligations.”
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
     In April 1996, the Company submitted a permit amendment application for the expansion of the Stillwater Mine. This expansion proposal included selection and construction of a new tailings impoundment and removal of the 2,000 tons of ore per day production cap. During 1997, as a result of this application, the Montana DEQ began preparation of an Environmental Impact Statement in order to assess the environmental impacts of the amendment. The Montana DEQ issued the final Environmental Impact Statement in 1998, subsequent to review of draft issuances and a public hearing. In November 1998, the Montana DEQ and the USFS issued the Record of Decision. There were no material changes from the original application.
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

     The Company’s environmental expenses were $2.3 million, $2.3 million and $1.7 million, for 2006, 2005 and 2004, respectively. The Company had capital expenditures for environmental facilities during 2006, 2005 and 2004 of $1.7 million, $0.7 million and $7.7 million, respectively. The Company’s ongoing operating expenditures for environmental compliance are expected to exceed approximately $2.5 million per year and will be expensed as incurred.
MMC NORILSK NICKEL INVESTMENT
     On June 23, 2003, the Company issued 45,463,222 new shares of its common stock to Norimet, a wholly-owned subsidiary of MMC Norilsk Nickel, a Russian company. The Company received consideration from Norimet consisting of $100.0 million in cash and 877,169 ounces of palladium valued at $148.2 million as of June 23, 2003. The aggregate value of the consideration was $248.2 million. The Company was required to use one-half of the cash proceeds to prepay its term loans and was required to offer one-half of the cash proceeds received from the sale of the ounces as a prepayment of the previous credit facility. The previous credit facility was replaced in August of 2004, and, under the terms of the modified credit agreement, the Company was required to utilize 25% of the remaining cash proceeds received from the sale of these palladium ounces as a prepayment of the modified credit facility. See “Credit Agreement” above.
     On September 3, 2003, Norimet completed a cash tender offer to acquire 4,350,000 shares of the Company’s outstanding common stock. As of February 12, 2007, Norimet owned 49,813,222 shares or 54.4% of the Company’s outstanding common stock.
COMPETITION: PALLADIUM AND PLATINUM MARKET
GENERAL
     Palladium and platinum are rare precious metals with unique physical qualities that are used in diverse industrial applications and in the jewelry industry. The development of a less expensive alternative alloy or synthetic material with the same characteristics as PGMs could have a material adverse effect on the Company’s operations. Although the Company is unaware of any such alloy or material, there can be no assurance that none will be developed.
     The Company competes with other suppliers of PGMs, some of which are significantly larger than the Company and have access to greater mineral reserves and financial and commercial resources. Some significant suppliers of PGMs produce palladium and platinum as by-products of other production. See “Supply” below. New mines may open over the next several years, increasing supply. Furthermore, the volume of PGMs recovered through recycling scrap sources, mostly spent automotive and industrial catalysts, is growing rapidly. There can be no assurance that the Company will be successful in competing with these existing and emerging PGM producers. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
GLOBAL DEMAND
     The unique physical qualities of PGMs include: (1) a high melting point; (2) excellent conductivity and ductility; (3) a high level of resistance to corrosion; (4) strength and durability; and (5) strong catalytic properties.
     During 2006, according to Johnson Matthey, demand for palladium was expected to decrease by approximately 6% to 6.85 million ounces. Johnson Matthey’s Platinum 2006 Interim Review Report published in November 2006 (Johnson Matthey or the Johnson Matthey report), anticipated that 2006 palladium demand would decrease from 2005 usage due to lower purchases of palladium by the jewelry trade; however, this decrease would be partially offset by increased demand from the automotive industry.
     The largest application for palladium is in automotive catalytic converters. In 2005, this industry consumed approximately 3.2 million ounces (net of recycling), or 45% of the worldwide palladium demand. Johnson Matthey forecasts that net demand for palladium in catalytic converters increased slightly in 2006 to approximately 3.3 million ounces, or 49% of worldwide palladium demand in 2005 as growth in recycling volumes nearly offset growth in autocatalyst volumes, and demand for palladium in jewelry was expected to decline. The lower jewelry demand reflects Johnson Matthey’s view that the high level of palladium absorbed into jewelry in 2005 represented building of inventory stocks that is unlikely to repeat in 2006. According to Johnson Matthey, demand for palladium in the next several years is expected to continue growing, driven primarily by its use in catalytic converters to reduce harmful automobile emissions. While the growing share of diesel engines in passenger cars requires higher loadings of platinum, the application of palladium in diesel catalytic converters is increasing steadily, and Johnson Matthey believes these effects are likely to be offsetting. In the U.S., the automobile industry is required to comply with National Low Emission Vehicle standards that progressively decrease permitted automotive emission levels, including diesel emissions. Europe and Japan have adopted more stringent standards for the future as well. With growing concern for cleaner air, it is expected that greater attention to automobile emissions will continue. The effect of this growth on relative demand for palladium and platinum in the future is difficult to predict.
     Besides the growth in recycling volumes, Johnson Matthey noted that the supply of palladium in 2006 was bolstered by sales of about 1.2 million ounces out of Russian government inventories. Johnson Matthey believes that these sales out of inventory are likely to continue at about this same level for the foreseeable future. The likely result is a continuing surplus in the supply of palladium that they expect will tend to moderate palladium prices. To date, they believe that this supply surplus is being absorbed by investment holdings.
     Johnson Matthey estimates that approximately 15% of 2006 palladium demand was consumed in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices. Johnson Matthey also reported that dentistry continues to be a major user of palladium for gold-based dental alloys, and represented approximately 12% of the palladium demand for 2006.
     Prior to 2004, the principal use of palladium in jewelry was as an alloy in the manufacture of white gold jewelry, but beginning early in 2004 when gold and platinum prices began to rise steeply, Chinese jewelers began fabricating significant volumes of palladium jewelry. Johnson Matthey estimated that in 2004 with the introduction of palladium jewelry in China that demand for palladium for jewelry fabrication was 920,000 ounces or approximately 14% of the total palladium demand for 2004, an increase of almost 700,000 ounces from 2003. This growth continued during 2005, with estimated worldwide jewelry demand for palladium of about 1.4 million ounces, or almost 21% of net palladium supply, again with most of the demand centered in China. As already noted, Johnson Matthey believes that palladium for jewelry consumption declined in 2006 to about 1.12 million ounces.

     Charts reproduced from the Johnson Matthey Platinum 2006 Interim Review. Consent to cite Johnson Matthey was neither sought nor obtained.
     Johnson Matthey also reported that platinum demand grew from 4.8 million ounces in 1995 to 6.7 million ounces in 2005, a 39% increase (see platinum chart below). They anticipated that 2006 demand for platinum would rise by 2% to 7.02 million ounces. Platinum purchases by the autocatalyst sector (net of recycling volumes) were projected to rise by almost 15% to 3.55 million ounces in 2006, driven principally by growth in diesel engine usage. Diesel car sales continue to climb in Europe, and regulation of emissions from both light and heavy-duty diesel vehicles is tightening worldwide. Jewelry demand for platinum was expected to drop by more than 11% to 1.74 million ounces as Chinese purchases of metal fell for the fourth year in a row. Supplies of platinum are forecast to edge up by 5% to 7.0 million ounces in 2006. Consequently, consumption was expected to exceed production in 2006 by only 20,000 ounces. The price of platinum during 2006 ranged from a high of $1,355 per ounce, reached briefly during November, to a low of $982 on the first trading day of January, and closed the year trading at $1,118 per ounce.
     According to Johnson Matthey, in 2006 approximately 51% of current world platinum production was consumed in the manufacture of catalytic converters for the global auto industry. In addition, they expected about 1.74 million ounces to be absorbed into jewelry, and roughly the same amount (1.76 million ounces) into industrial applications. Industrial uses of platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells. See “Business and Properties — Risk Factors.”
     Chart reproduced from the Johnson Matthey Platinum 2006 Interim Review. Consent to cite Johnson Matthey was neither sought nor obtained.

GLOBAL SUPPLY
     The leading global sources of palladium and platinum production are mines located in the Republic of South Africa and the Russian Federation. The Johnson Matthey report estimates that South Africa provided approximately 34% of the palladium and 78% of the platinum sold worldwide during 2005. Johnson Matthey noted that the principal PGM mining companies in the Republic of South Africa are Anglo-American Platinum Corporation, Ltd., Impala Platinum Holdings, Ltd. and Lonmin, Ltd. The Johnson Matthey report estimated that the Russian Federation, as a by-product of nickel production from Norilsk Nickel and including sales out of government inventories, provided approximately 52% of the palladium and approximately 13% of the platinum worldwide in 2006 (see charts below).

     Charts reproduced from the Johnson Matthey Platinum 2006 Interim Review. Permission to reproduce was neither sought nor obtained.
     Supply numbers provided by Johnson Matthey are for metals entering the market and do not necessarily represent metals produced during the years shown. For palladium this constitutes a significant year-to-year difference due to substantial inventories held by the Russian Government, at times by auto companies and by speculators. For platinum this is less significant, as inventories held by governments or private institutions have not been as material. Annual worldwide mine production of palladium for 2006 is estimated at 7.3 million ounces. Annual worldwide production of platinum for 2006 is estimated at 7.0 million ounces, up about 5% from 2005, reflecting new mining capacity coming into production in South Africa.
     Johnson Matthey expects the supply of palladium will continue to rise in 2007 as a result of increased PGM production from South Africa as platinum expansion projects are completed. Norilsk Nickel in Russia has estimated production of approximately 3.2 million ounces of palladium in 2006 as a by-product of nickel mining. As already noted, Russian stockpile sales reportedly totaled about 1.2 million ounces of palladium in 2006. If Russian government stockpiles of palladium still exist and are extensive, and if they are disposed of in the market in significant quantities, the increased supply could depress future palladium prices. To the Company’s knowledge, no official information on Russian government inventories of palladium has been publicly disclosed.
     In addition to these sources, PGMs are recovered from automotive catalytic converters acquired from scrap dealers. A growing industry has developed in the collection and recovery of PGMs from scrap sources, including automotive catalytic converters, electronic and communications equipment and petroleum catalysts. Johnson Matthey estimates 2006 recoveries from recycling provided 805,000 ounces of palladium and 830,000 ounces of platinum.

PRICES
     The Company’s revenue and earnings depend in part upon world palladium and platinum market prices. The Company has no direct control over these prices, which tend to fluctuate widely. The Company does have the ability to hedge prices, however, and is working to increase demand by encouraging new uses for its products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Revenue” and “Factors That May Affect Future Results and Financial Condition.” The volatility of palladium and platinum prices is illustrated in the following table of the London PM Fix of annual high, low and average prices per ounce since 1996. The accompanying charts also demonstrate this volatility. (See “Risk Factors — Vulnerability to metals price volatility — Changes in supply and demand could reduce market prices,” in the following section.)

	PALLADIUM			PLATINUM
YEAR	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
1996	$144	$114	$128	$432	$367	$397
1997	$239	$118	$177	$497	$343	$396
1998	$419	$201	$284	$429	$334	$372
1999	$454	$285	$358	$457	$342	$377
2000	$970	$433	$680	$622	$414	$544
2001	$1,090	$315	$604	$640	$415	$529
2002	$435	$222	$338	$607	$453	$539
2003	$269	$148	$201	$840	$603	$691
2004	$333	$178	$230	$936	$767	$846
2005	$295	$172	$201	$1,012	$844	$897
2006	$404	$261	$320	$1,355	$982	$1,143
2007*	$351	$329	$338	$1,217	$1,118	$1,166

*	(Through February 20, 2007)
AVAILABLE INFORMATION
     The Company’s Internet Website is http://www.stillwatermining.com. The Company makes available, free of charge, through its Internet Website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the Securities & Exchange Commission. These documents will also be provided free of charge in print, upon request.
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
     Over the last few years, the market price of palladium has been extremely volatile. After reaching a record high price level of $1,090 per ounce in January 2001, the price of palladium declined over a 27-month period until bottoming at a low of $148 per ounce in April 2003. Thereafter, the price gradually recovered, posting a high of $333 per ounce in April of 2004 and then declined again, rose to $404 per ounce in May of 2006, and closed 2006 at about $324 per ounce. At February 20, 2007, the market price of palladium (based on the London Metal Exchange afternoon fixing) was $335 per ounce.

     The market price of platinum increased from $480 per ounce early in 2002 to $859.50 per ounce at December 31, 2004, and was $965 per ounce at December 31, 2005 and $1,118 per ounce at December 31, 2006. On February 20, 2007, the London Metal Exchange afternoon fixing for platinum was $1,208 per ounce.
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

     Reductions in PGM prices would adversely impact the Company’s revenues, profits and cash flows. Protracted periods of low metal prices could significantly reduce revenues and the availability of required development funds, particularly after the Company’s supply contracts expire in 2010, to levels that could cause portions of the Company’s ore reserves and production plan to become uneconomic. This could cause substantial reductions to PGM production or suspension of mining operations. See “Business and Properties — Competition: Palladium and Platinum Market” for further explanation of these factors.
THE COMPANY DEPENDS UPON A FEW CUSTOMERS AND ITS SALES AND OPERATIONS COULD SUFFER IF IT LOSES ANY OF THEM
     The Company is party to long-term sales contracts with General Motors Corporation and Ford Motor Company for palladium and platinum produced from its mines. The Company also enters into fixed forward sales and financially settled forward contracts for metal produced from recycling of catalysts, normally at the time the catalyst material is purchased. The Company has also entered into financially settled forward sales for a portion of future sales from its mine production. The Company’s revenues for the year ended December 31, 2006, were comprised 48% from mine production, 44% from recycling activities and 8% from sales of palladium received in the Norilsk Nickel transaction, which sales were completed in February 2006, and other sources. For more information about these sales contracts, see “Business and Properties — Current Operations — Sales and Hedging Activities”. For additional discussion of hedging risks, see “Risk Factors — Hedging and Long-term Sales Contracts Could Limit the Realization of Higher Metals Prices.”
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
     Beginning in the third quarter of 2005, the major U.S. bond rating agencies have successively downgraded the corporate ratings of General Motors Corporation and Ford Motor Company, two of the customers pursuant to the Company’s long-term sales contracts. As a result, the debt of these companies no longer qualifies as investment grade. The Company’s business is substantially dependent on its contracts with Ford and General Motors, particularly because the average floor price under these contracts is significantly greater than the current market price of palladium. Under applicable law, these contracts may be void or voidable if General Motors or Ford becomes insolvent or files for bankruptcy. The loss of either of these contracts could require the Company to sell at prevailing market prices, which might expose it to lower metal prices as compared to the floor prices under the contracts. In addition, under the Company’s credit facility, a default by Ford or General Motors or the termination of these contracts could prohibit additional loans or require the immediate repayment of outstanding loans. Thus, termination of these contracts could have a material adverse effect on the Company.
     For the Company’s fixed forwards related to recycling of catalysts, the Company is subject to the customers’ compliance with the terms of the contracts, their ability to terminate or suspend the contracts and their willingness and ability to pay. The loss of any of these contracts or failure of a counterparty to perform could require the Company to sell or purchase the metal in the open market, which could have a negative effect on the Company.
FAILURE TO RENEW LONG-TERM SALES CONTRACTS FOR OUNCES PRODUCED FROM MINE PRODUCTION COULD RESULT IN CURTAILMENT OR CLOSURE OF OPERATIONS
     During 1998, the Company entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation, which, when combined, represented about 61% of the Company’s 2006 revenues. The contracts collectively apply to ounces produced from the Company’s mine production through December 2010. Under the contracts, the Company currently has committed between 80% and 100% of its mined palladium production and 70% of its mined platinum production. Metal sales are priced at a modest discount to market, with floor and ceiling prices that apply to all or a portion of the sales. Accordingly, the Company benefits if the market price drops below the floor price of the contract but is unable to realize the full market price if the market price exceeds the ceiling price of the contract. The Mitsubishi sales contract expired in the fourth quarter of 2006 and the remaining two contracts will expire in 2008 and 2010. Once all these contracts expire, the Company will be directly dependent on PGM market prices, without the price protection or risk due to the floors and ceilings of the long-term contracts. It is unlikely that the Company will be able to extend or renew these contracts or enter into new contracts beyond 2010 with similar provisions and if the market price of PGMs remains insufficient to cover the Company’s operating and capital requirements to produce PGMs, then the Company’s operations may have to be curtailed, suspended or closed.

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
     The Company’s cash cost of production per ounce and associated annual capital investment required to maintain its production can be high relative to several other primary producers of PGMs. Most primary producers of PGMs are located in South Africa. In recent years, the South African rand has been particularly strong relative to the U.S. dollar; this has increased the relative production costs of South African producers and consequently has improved the Company’s competitive cost position. However, should the rand weaken in the future; this production cost advantage could diminish or reverse.
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
ACHIEVEMENT OF THE COMPANY’S PRODUCTION GOALS IS SUBJECT TO UNCERTAINTIES
     Based on the complexity and uncertainty involved in operating underground mines, it is difficult to provide accurate production and cost forecasts. The Company cannot be certain that either the Stillwater or East Boulder Mine will achieve the production levels forecasted or that the expected operating cost levels will be achieved or that funding will be available from internal and external sources in necessary amounts or on acceptable terms to continue the necessary development work. Failure to achieve the Company’s production forecast would negatively affect the Company’s revenues, profits and cash flows. The reduction in financial performance could also impact certain covenants under the Company’s credit facility. As the extent of underground operations continues to expand at depth and horizontally, it is likely that operating costs will increase unless employee productivity is increased commensurately. Also, as additional underground infrastructure is constructed, amortization expense may increase unless additional ore reserves are identified. Such increased costs could adversely affect the Company’s profitability.
     New mining operations often experience unexpected problems during initial years of operation, which can result in substantial delays in reaching commercial production. The East Boulder Mine commenced commercial operations in 2002, and has not yet reached its original planned 2,000 ton-per-day operating rate and has an operating history of only five years. As a result, estimates of future cash operating costs at East Boulder Mine are based largely on the Company’s limited experience at the East Boulder Mine, on engineering estimates and on operating experience in the Stillwater Mine portion of the J-M Reef. Actual production, cash operating costs and economic returns may differ significantly from those currently estimated or those established in future studies and estimates. At the East Boulder Mine, the total cash costs per PGM ounce (a non-GAAP measure) decreased to $326 in 2006 from $346 in 2005.
ORE RESERVES ARE VERY DIFFICULT TO ESTIMATE AND ORE RESERVE ESTIMATES MAY REQUIRE ADJUSTMENT IN THE FUTURE; CHANGES IN ORE GRADES, MINING PRACTICES AND ECONOMIC FACTORS COULD MATERIALLY AFFECT THE COMPANY’S PRODUCTION AND REPORTED RESULTS
     Ore reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from limited drilling, which may prove unreliable. Reported ore reserves are comprised of a proven component and a probable component. (See Glossary for definitions.) For proven ore reserves, distances between samples range from 25 to 100 feet, but are typically spaced at 50-foot intervals both horizontally and vertically. The sample data for proven ore reserves consists of survey data, lithological data and assay results. This data is entered into a 3-dimensional modeling software package. The data is analyzed to produce a 3-dimensional solid block model of the resource. The assay values are further analyzed by a geostatistical modeling technique (kriging) to establish a grade distribution within the 3-dimensional block model. Dilution is then applied to the model and a diluted tonnage and grade is calculated for each block.
     Probable ore reserves are based on longer projections, up to a maximum radius of 1,000 feet beyond the limit of existing drill hole sample intercepts of the J-M Reef obtained from surface and underground drilling. Statistical modeling and established continuity of the J-M Reef as determined from results of mining activity to date support the Company’s technical confidence in estimates of tonnage and grade over this projection distance. Where appropriate, projections for the probable ore reserve determination are constrained by any known or anticipated restrictive geologic features. The probable ore reserve estimate of tons and grade is based on the projection of factors calculated from adjacent proven ore reserve blocks or from diamond drilling data where available. The factors consist of a probable area, proven yield in tons per foot of footwall lateral, average grade and percent mineable. The area is calculated based on projections up to a maximum of 1,000-feet, the proven yield in tons per foot of footwall lateral and grade are calculated based on long-term proven ore reserve results in adjacent areas and the percent mineable is calculated based on long-term experience from actual mining in adjacent areas. Contained ounces are calculated based on area divided by 300 (square feet) times proven yield in tons per foot of footwall lateral times grade (ounces per ton) times percent mineable (%). As a result, probable ore reserve estimates are less reliable than estimates of proven ore reserves. Both proven and probable ore reserve projections are limited by certain modifying factors, including geologic evidence, economic criteria and mining constraints.

     Actual period-to-period conversion of probable ore reserves to proven ore reserves may result in increases or decreases to the total reported amount of ore reserves. Conversion, an indicator of the success in upgrading probable ore reserves to proven ore reserves, is evaluated annually as described under “Ore Reserves” on page 11. Conversion rates are affected by a number of factors, including geological variability, applicable mining methods, and changes in safe mining practices, economic factors and new regulatory requirements.
     The following table illustrates the conversion rates of probable to proven ore reserve tons as of December 31, 1997 through 2006:

Year ended
December 31,	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
(in percent)
Stillwater Mine	94	101	62	52	71	104	111	66	150	163
East Boulder Mine (1)	91	110	125	86	91	88	*	*	*	*

(1)	East Boulder Mine commenced full-time commercial production on January 1, 2002.
     Ore reserve estimates are expressions of professional judgment based on knowledge, experience and industry practice. The Company cannot be certain that its estimated ore reserves are accurate, and future conversion and production experience could differ materially from such estimates. Should the Company encounter mineralization or formations at any of its mines or projects different from those predicted by drilling, sampling and similar examinations, reserve estimates may have to be adjusted and mining plans may have to be altered in a way that might adversely affect its operations. Declines in the market prices of platinum group metals may render the mining of some or all of the Company’s ore reserves uneconomic. The grade of ore may vary significantly from time to time and between the Stillwater Mine and the East Boulder Mine, as with any mining operation. The Company cannot provide assurance that any particular quantity of metal may be recovered from the ore reserves. Moreover, short-term factors relating to the ore reserves, such as the availability of production workplaces, the need for additional development of the orebody or the processing of new or different ore types or grades, may impair the Company’s profitability in any particular accounting period.
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

     In the future, were the Company to experience a prolonged period of low PGM prices adversely affecting the determination of ore reserves, the Company could face an impairment adjustment. Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between projections and actual outcomes for key factors such as PGM prices, recoverable ounces, and/or the Company’s operating performance could have a material effect on the Company’s ability to recover the carrying amounts of its long-lived assets, potentially resulting in impairment charges in the future. The Company has estimated that the combined long-term PGM market price level below which ore reserves start to be constrained economically is about $350 per ounce. (“See Business and Properties — Ore Reserves — Discussion” for a chart demonstrating this.)
USERS OF PGMS MAY SUBSTITUTE OTHER MATERIALS FOR PALLADIUM AND PLATINUM
     High PGM prices may lead users of PGMs to substitute other materials for palladium and platinum or to reduce the amounts they consume. The automobile, jewelry, electronics and dental industries are the largest sources of palladium demand. All of these applications are sensitive to prices. In response to supply concerns and high market prices for palladium, some automobile manufacturers in the past have sought alternatives to palladium and so reduced their palladium purchases. There has been some substitution of other metals for palladium in the automobile, electronics and dental applications. High platinum prices likewise tend to reduce demand by driving users toward alternative metals. The principal demand for platinum is in the automobile and chemical industries and for jewelry. Substitution in all of these industries may increase significantly if the PGM market prices rise or if supply becomes unreliable. Significant substitution for any reason, in the absence of alternative uses for PGMs being identified, could result in a material PGM price decrease, which would negatively affect the Company’s revenues and profitability.
IF THE COMPANY IS UNABLE TO OBTAIN SURETY COVERAGE TO COLLATERALIZE ITS RECLAMATION LIABILITIES, OPERATING PERMITS MAY BE AFFECTED
     The Company is required to post surety bonds, letters of credit, cash or other acceptable financial instruments to guarantee the future performance of reclamation activities at the Stillwater and East Boulder Mines. As a result of a significant reduction of liquidity in the surety bond market, the total bonding capacity of the U.S. insurance industry has been severely reduced. In addition, the State of Montana has been requiring higher bonding levels at mining operations throughout the state. The surety amount at the East Boulder Mine was $11.5 million during 2006, comprised of $4.0 million of surety bonds and a $7.5 million letter of credit. At December 31, 2005, the Stillwater Mine carried reclamation bonds totaling $8.9 million, an amount that could increase substantially in the future. The Company expects that the Stillwater Mine bonding status will be reviewed and adjusted by certain government agencies during 2007, and in all likelihood, the required bond amount will be increased. In the event that increased bonding requirements are imposed and the Company is unable to obtain the required bonds or otherwise provide acceptable surety, the ability to operate under existing operating permits could be adversely affected, which could have a significant adverse affect on the Company’s operations.
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

     Such risks could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining or processing, monetary losses and possible legal liability. Several fatal accidents have occurred at the Company’s mines since operations began in 1986. Future industrial accidents could have a material adverse effect on its business and operations. The Company cannot be certain that its insurance will cover certain of the risks associated with mining or that it will be able to maintain insurance to cover these risks at economically feasible premiums. Furthermore, the cost of insurance has dramatically increased in recent years as a result of worldwide economic conditions. The Company might also become subject to liability for environmental damage or other hazards which may be uninsurable or for which it may elect not to insure because of premium costs or commercial impracticality. Such events could result in a prolonged interruption in operations that would have a negative effect on the Company’s ability to generate revenues, profits, and cash flow.
HEDGING AND LONG-TERM SALES CONTRACTS COULD LIMIT THE REALIZATION OF HIGHER METAL PRICES
     The Company enters into hedging contracts and other derivative arrangements from time to time in an effort to reduce the negative effect of price changes on its cash flow. These hedging activities typically consist of contracts that require the Company to deliver specific quantities of metal, or to financially settle the obligation in the future at specific prices. The Company may also hedge pricing through the sale of call options and the purchase of put options. See “Business and Properties — Current Operations — Sales and Hedging Activities” for a discussion of the Company’s hedge positions. While hedging transactions are intended to reduce the negative effects of price decreases, they can also prevent the Company from benefiting fully from price increases. If PGM prices are above the price at which future production has been hedged, the Company would have an opportunity loss upon settlement.
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
CHANGES TO REGULATIONS AND COMPLIANCE WITH REGULATIONS COULD INCREASE COSTS AND CAUSE DELAYS
     The Company’s business is subject to extensive federal, state and local environmental controls and regulations, including regulations associated with the implementation of the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Metals Mines Reclamation Act and numerous permit stipulations as documented in the Record of Decision for each operating entity. These laws are continually changing and, as a general matter, are becoming more restrictive. Compliance with these regulations requires the Company to obtain permits issued by federal, state and local regulatory agencies. Certain permits require periodic renewal and/or review of the Company’s performance. The Company cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed. Nonrenewal of permits or the imposition of additional conditions could eliminate or severely restrict the Company’s ability to conduct its operations. See “Business and Properties — Regulatory and Environmental Matters”.
     Compliance with existing and future environmental laws and regulations may require additional control measures and expenditures, which the Company cannot reasonably predict. Environmental compliance requirements for new or expanded mining operations may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. Expansion may require new environmental permitting at the Stillwater Mine and mining and processing facilities at the East Boulder Mine. Private parties may pursue legal challenges of the Company’s permits. See “Business and Properties — Regulatory and Environmental Matters”.
     The Company’s activities are also subject to extensive federal, state and local laws and regulations governing matters relating to mine safety, occupational health, labor standards, prospecting, exploration, production, exports, smelting and refining operations and taxes. Compliance with these and other laws and regulations, including requirements implemented under guidance from of the Department of Homeland Security, could require additional capital outlays, which could negatively impact the Company’s cash flow.

     On May 20, 2006, new federal regulations went into effect that ultimately will tighten the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners from the current level of 308 μg/m3 of elemental carbon to a new limit of 160 μg/m3 of total carbon. Appropriate measurement methods and emission control standards do not yet exist that would ensure compliance in the Company’s mining environment with this new standard. The Company is aggressively exploring existing technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with MSHA, National Institute for Occupational Safety and Health (NIOSH) and various other companies in the mining industry to share best practices and consider compliance alternatives. While the Company believes that MSHA will continue to support these implementation efforts, there can be no assurance that the Company will not be held in violation of the standard and be subject to an MSHA enforcement action. MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated.
THE COMPANY IS SUBJECT TO COVENANTS IN ITS CREDIT AND LEASE AGREEMENTS WHICH IT MAY NOT ALWAYS BE ABLE TO MEET
     The Company’s credit agreement with a syndicate of financial institutions contains covenants relating to meeting specific financial objectives and limits on annual capital expenditures. The credit facility consists of a term loan and a revolving credit facility. The Company also is party to certain lease agreements, which contain financial covenants. If significant operational problems are incurred or Company performance is otherwise impaired, the Company may breach one of its covenants and require a covenant amendment or waiver. The Company currently anticipates that it may need to negotiate such an amendment for 2007 and 2008 because its projected capital expenditures for those years exceed the limits in the credit agreement. Under such circumstances, if the respective financial institutions do not grant the necessary amendments or waivers and the Company is unable to pursue other alternatives, the loans will be in default and could be declared immediately due and payable. For further information on the credit facility, see “Business and Properties — Current Operations — Credit Agreement.”
LIMITED AVAILABILITY OF ADDITIONAL MINING PERSONNEL AND UNCERTAINTY OF LABOR RELATIONS MAY AFFECT THE COMPANY’S ABILITY TO ACHIEVE ITS PRODUCTION TARGETS
     The Company’s operations depend significantly on the availability of qualified miners. Historically, the Company has experienced high turnover with respect to its miners. In addition, the Company must compete for individuals skilled in the operation and development of mining properties. The number of such persons is limited, and significant competition exists to obtain their skills. The Company cannot be certain that it will be able to maintain an adequate supply of miners and other personnel or that its labor expenses will not increase as a result of a shortage in supply of such workers. At December 31, 2006, the Company employed 436 miners. Failure to maintain an adequate supply of miners could limit the Company’s ability to meet its contractual requirements.
     The Company had 1,719 employees at December 31, 2006, of which about 786 located at the Stillwater Mine and 115 at the Columbus facilities are covered by a collective bargaining agreement with USW Local 11-0001, expiring July 1, 2007. At December 31, 2006, about 412 employees at the East Boulder Mine are covered by a collective bargaining agreement with USW Local 11-0001, which will expire on July 1, 2008. There is no assurance that the Company can achieve a timely or satisfactory renewal of either of those agreements. A strike or other work stoppage by the Company’s represented employees could result in a significant disruption of the Company’s operations and higher ongoing labor costs.
     In response to the limited availability of skilled underground miners during 2005 and 2006, the Company has initiated a new miner training program whereby it is hiring individuals largely inexperienced in mining and providing intensive, supervised training in skills critical to underground mining in the Company’s operations. This training program is now functioning at both Company mines and requires dedicating significant time and personnel to the training effort, resulting initially in somewhat lower ore production. These new miners are critical to accomplishing the Company’s planned transformation to more selective mining methods over the next two to three years. In the interim, these new and less experienced miners, even after training, are less productive than the Company’s regular mining workforce. There is no assurance that these new miners will achieve the assumed level of productivity as they gain experience, nor that the Company will retain these new workers in the face of other employment opportunities.

UNCERTAINTY OF TITLE TO PROPERTIES — THE VALIDITY OF UNPATENTED MINING CLAIMS IS SUBJECT TO TITLE RISK
     The Company has a number of unpatented mining claims. See “Business and Properties — Current Operations — Title and Royalties”. The validity of unpatented mining claims on public lands, which constitute most of the Company’s property holdings, is often uncertain and possessory rights of claimants may be subject to challenge. Unpatented mining claims may be located on lands open to appropriation of mineral rights, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and vulnerable to challenges by third parties or the federal government. The validity of an unpatented mining claim or millsite, in terms of its location and its maintenance, depends on strict compliance with a complex body of federal and state statutory and decisional law and, for unpatented mining claims, the existence of a discovery of valuable minerals. In addition, few public records exist to definitively control the issues of validity and ownership of unpatented mining claims or millsites. While the Company pays annual maintenance fees and has obtained mineral title reports and legal opinions for some of the unpatented mining claims or millsites in accordance with the mining laws and what the Company believes is standard industry practice, the Company cannot be certain that the mining laws will not be changed nor that the Company’s possessory rights to any of its unpatented claims may not be deemed defective and challenged.
RELIANCE ON THIRD PARTIES FOR SOURCING OF RECYCLING MATERIALS
     The Company has excess smelter and refinery capacity and purchases catalyst materials from third parties for recycling activities to recover PGMs. The Company has entered into a long-term sourcing agreement for catalyst material with one vendor. This vendor provides the primary source of catalyst material for the Company’s recycling activities. As a result of this agreement, the Company is subject to the vendor’s compliance with the terms of the agreement and their ability to terminate or suspend the agreement. Should the sourcing agreement be terminated, the Company could suffer a loss of profitability as a result of the termination. This loss could have a negative impact on the Company’s business, financial condition and results of operations. Similarly, this vendor sources material from various third parties in a competitive market, and there can be no assurance of the vendor’s continuing ability to source material on behalf of the Company at current volumes and prices. Any impairment of the vendor’s ability to source material could have an adverse effect on the Company’s profitability. Under the agreement, the Company advances cash for purchase and collection of these spent catalyst materials. These advances are reflected as advances on inventory purchases on the balance sheet until such time as the material has been received and title has transferred to the Company. The Company has a security interest in the materials that have been procured but not yet received by the Company, however, until such time as the material has been procured, a portion of the advances are unsecured. The Company also has spot purchase and tolling arrangements with other suppliers of spent catalytic materials.
THE COMPLEXITY OF PROCESSING PLATINUM GROUP METALS POSES OPERATIONAL AND ENVIRONMENTAL RISKS IN ADDITION TO TYPICAL MINING RISKS
     The Company’s processing facilities include concentrators at each mine site to grind the ore and extract the contained metal sulfides and a smelter and base metals refinery located in Columbus, Montana. These processes ultimately produce a PGM filter cake that is shipped for final refining to third party refiners. The Columbus operations involve pyrometallurgical and hydrometallurgical processes that utilize high temperatures and pressures and caustic chemicals to extract PGMs and other metals from the concentrator matte. These processes also generate waste gases that are scrubbed to eliminate sulfur dioxide emissions. While the environmental and safety performance of these facilities to date has been outstanding, there can be no assurance that incidents such as solution spills, sulfur dioxide discharges, explosions or accidents involving hot metals and product spills in transportation will not occur in the future. Such incidents potentially could result in more stringent environmental or operating restrictions on these facilities and additional expenses to the Company, which could have a negative impact on its results of operations and cash flows. Further, the Company processes virtually all of its metals through these processing facilities, and any incident interrupting processing operations for an extended period would have a material adverse effect on the Company’s performance.

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
STOCKHOLDER LITIGATION
     In 2002, nine lawsuits were filed against the Company and certain senior officers in United States District Court, Southern District of New York, purportedly on behalf of a class of all persons who purchased or otherwise acquired common stock of the Company from April 20, 2001 through and including April 1, 2002. They assert claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by the Company regarding its financial performance and, in particular, its accounting for probable ore reserves. In July 2002, the court consolidated these actions, and in May 2003, the case was transferred to federal district court in Montana. In May 2004, defendants filed a motion to dismiss plaintiffs’ second amended complaint, and in June 2004, plaintiffs filed their opposition and defendants filed their reply. Defendants have reached an agreement in principle with plaintiffs to settle the federal class action. The proposed settlement of the federal class action has been approved by the Company’s board of directors, and is subject to documentation and approval of the Montana District Court following notice to the class and a hearing. The proposed settlement of the federal class action is also conditioned on approval by the Delaware Chancery Court of the proposed settlement to resolve the claims alleged in the related stockholder derivative lawsuit, unless the parties mutually agree in writing to proceed with settlement of the federal class action without such final court approval and dismissal of the derivative lawsuit. Under the proposed agreement, any settlement amount will be paid by the Company’s insurance carrier and will not involve any out-of-pocket payment by the Company or the individual defendants. In light of the proposed settlement, the hearing on defendants’ motion to dismiss has been taken off calendar, without prejudice to their right to reinstate the motion in the event the parties are not successful in negotiating the terms of the final settlement papers.
     On June 20, 2002, a stockholder derivative lawsuit was filed on behalf of the Company against certain of its current and former directors in Delaware Chancery Court. It contains claims for breach of fiduciary duty, contribution and indemnification against the named directors arising out of allegations that the named directors failed to maintain proper accounting controls and permitted materially misleading statements about the Company’s financial performance to be issued. The derivative action seeks damages allegedly on behalf of the stockholders of Stillwater. No relief is sought against the Company, which is named as a nominal defendant. The named director defendants have reached an agreement in principle to settle the derivative action. The proposed settlement of the derivative action has been approved by the Company’s board of directors, and is subject to documentation and approval by the Delaware Chancery Court following notice to the Company’s shareholders and a hearing.
ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable

PART II
ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES
PERFORMANCE GRAPH
     The following chart compares the yearly percentage change in the Company’s cumulative total stockholder return on Common Stock, with the cumulative total return on the following indices, assuming an initial investment of $100 on December 31, 2000 and the reinvestment of all dividends: (i) the Russell 2000 and (ii) the Peer Group. The performance shown is not necessarily indicative of future performance.
Cumulative Total Return

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Stillwater Mining Company	$100.00	$28.92	$51.73	$60.86	$62.54	$67.51
Peer Group	100.00	114.68	158.35	144.56	267.81	452.93
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
     Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings made under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate this report or future filings made by the Company under those statutes, the preceding stock performance graph is not to be incorporated by reference into any such prior filings, nor shall such graph or report be incorporated by reference into any future filings made by the Company under those statutes.

ITEM 6
SELECTED FINANCIAL DATA

(in thousands, except per share and current ratio data)	2006	2005	2004	2003	2002
INCOME STATEMENT DATA

Revenues (1)
Mine production	$292,204	$264,206	$266,684	$240,406	$275,599
PGM recycling	269,941	90,695	76,388	8,866	15,177
Sales of palladium received in Norilsk Nickel transaction	17,637	87,309	85,952	—	—
Other	33,366	65,252	18,503	6,551	1,535

Total revenues	$613,148	$507,462	$447,527	$255,823	$292,311

Costs and Expenses
Cost of metals sold: (1)
Mine production	199,982	190,171	173,571	173,375	174,090
PGM recycling	250,444	85,522	71,326	7,988	14,122
Sales of palladium received in Norilsk Nickel transaction	10,785	74,542	63,774	—	—
Other	32,300	65,163	18,628	6,728	2,033

Total costs of metals sold	493,511	415,398	327,299	188,091	190,245

Depreciation and amortization (1)
Mine production	83,583	79,032	57,321	41,285	36,703
PGM recycling	100	55	48	71	71

Total depreciation and amortization	83,683	79,087	57,369	41,356	36,774

General and administrative (1)	28,018	20,464	19,739	14,700	13,903
Impairment of property, plant and equipment	—	—	—	390,295	—

Operating income (loss)	$7,936	$(7,356)	$39,480	$(380,696)	$57,327
Total income tax benefit (provision)	$(10)	$(13)	$(3)	$74,939	$(8,945)
Net income (loss)	$7,929	$(13,874)	$29,838	$(323,260)	$31,684
Other comprehensive income (loss), net of tax	$1,799	$(12,437)	$(4,145)	$585	$(7,139)
Comprehensive income (loss)	$9,728	$(26,311)	$25,693	$(322,675)	$24,545
Pro-forma net income (loss) assuming the new amortization method is applied retroactively (2)	$7,929	$(13,874)	$23,803	$(241,729)	$15,058
Weighted average common shares outstanding
Basic	91,260	90,702	90,180	67,807	42,900
Diluted	91,580	90,702	90,540	67,807	43,004
Basic earnings per share	$0.09	$(0.15)	$0.33	$(4.77)	$0.74
Diluted earnings per share	$0.09	$(0.15)	$0.33	$(4.77)	$0.74
Pro-forma amounts assuming the new amortization method is applied retroactively (2)
Basic earnings per share	$0.09	$(0.15)	$0.26	$(3.56)	$0.35
Diluted earnings per share	$0.09	$(0.15)	$0.26	$(3.56)	$0.35

CASH FLOW DATA
Net cash provided by operating activities	$96,963	$141,134	$136,840	$47,215	$52,138
Net cash provided by (used in) investing activities	$(78,909)	$(134,261)	$77,801	$54,156	$68,837
Net cash provided by (used in) financing activities	$(9,954)	$(22,665)	$1,352	$29,639	$14,751

(1)	The 2005, 2004 and 2003 amounts for revenues, cost of metals sold, depreciation and amortization, and general and administration have been reclassified to conform with current year presentation.

(2)	See Note 3 to the Company’s financial statements

ITEM 6
SELECTED FINANCIAL DATA
(Continued)

(in thousands, except per share and current ratio data)	2006	2005	2004	2003	2002
BALANCE SHEET DATA
Cash and cash equivalents	$88,360	$80,260	$96,052	$35,661	$12,963
Inventories	$106,895	$86,634	$159,942	$202,485	$52,058
Total current assets	$284,339	$268,911	$303,655	$265,006	$112,475
Property, plant and equipment	$460,328	$445,199	$434,924	$419,528	$794,019
Total assets	$756,023	$721,457	$744,718	$690,588	$914,214
Current portion of long-term debt and capital lease obligations	$1,674	$1,776	$1,986	$1,935	$21,461
Portion of debt repayable upon liquidation of finished palladium in inventory	$—	$7,324	$19,076	$74,106	$—
Total current liabilities	$85,590	$69,087	$67,238	$110,270	$65,783
Long-term debt and capital lease obligations	$129,007	$132,307	$143,028	$85,445	$198,866
Total liabilities	$243,467	$227,913	$231,989	$211,291	$355,000
Stockholders’ equity	$512,556	$493,544	$512,729	$479,297	$559,214
Working capital	$198,749	$199,824	$236,417	$154,736	$46,692
Current ratio	3.3	3.9	4.5	2.4	1.7

OPERATING AND COST DATA
(in thousands, except per ounce and per ton costs)	2006	2005	2004	2003	2002
Consolidated:
Ounces produced:
Palladium	463	428	439	450	476
Platinum	138	126	130	134	141

Total	601	554	569	584	617

Tons milled	1,289	1,206	1,212	1,185	1,257
Mill head grade (ounce per ton)	0.51	0.50	0.51	0.53	0.54
Sub-grade tons milled (1)	62	80	58	84	74
Sub-grade mill head grade (ounce per ton)	0.13	0.15	0.22	0.20	0.17
Total tons milled (1)	1,351	1,286	1,270	1,269	1,331
Combined mill head grade (ounce per ton)	0.49	0.48	0.50	0.51	0.52
Total mill recovery (%)	91	91	91	91	90
Total operating costs per ounce (Non-GAAP)	$240	$278	$254	$249	$256
Total cash costs per ounce (Non-GAAP) (2), (3)	$295	$324	$297	$283	$287
Total production costs per ounce (Non-GAAP) (2), (3)	$432	$472	$402	$354	$351
Total operating costs per ton milled (Non-GAAP)	$107	$120	$114	$115	$119
Total cash costs per ton milled (Non-GAAP) (2), (3)	$131	$139	$133	$130	$133
Total production costs per ton milled (Non-GAAP) (2), (3)	$192	$203	$180	$163	$163
Stillwater Mine:
Ounces produced:
Palladium	314	293	311	328	379
Platinum	95	88	94	100	113

Total	409	381	405	428	492

Tons milled	739	710	728	730	892
Mill head grade (ounce per ton)	0.60	0.57	0.59	0.62	0.60
Sub-grade tons milled (1)	62	80	58	84	55
Sub-grade mill head grade (ounce per ton)	0.13	0.15	0.22	0.20	0.16
Total tons milled (1)	801	790	786	814	947
Combined mill head grade (ounce per ton)	0.56	0.53	0.56	0.58	0.58
Total mill recovery (%)	92	92	92	91	90
Total operating costs per ounce (Non-GAAP)	$228	$270	$238	$231	$235
Total cash costs per ounce (Non-GAAP) (2), (3)	$280	$314	$278	$262	$263
Total production costs per ounce (Non-GAAP) (2), (3)	$400	$454	$366	$322	$318
Total operating costs per ton milled (Non-GAAP)	$116	$130	$123	$121	$122
Total cash costs per ton milled (Non-GAAP) (2), (3)	$143	$151	$143	$138	$137
Total production costs per ton milled (Non-GAAP) (2), (3)	$205	$219	$189	$169	$165
East Boulder Mine:
Ounces produced:
Palladium (4)	149	135	128	122	97
Platinum (4)	43	38	36	34	28

Total (4)	192	173	164	156	125

Tons milled (4)	550	496	484	455	365
Mill head grade (ounce per ton) (4)	0.39	0.40	0.39	0.39	0.39
Sub-grade tons milled (1)	—	—	—	—	19
Sub-grade mill head grade (ounce per ton)	—	—	—	—	0.20
Total tons milled (1), (4)	550	496	484	455	384
Combined mill head grade (ounce per ton) (4)	0.39	0.40	0.39	0.39	0.38
Total mill recovery (%) (4)	89	89	88	89	88
Total operating costs per ounce (Non-GAAP)	$266	$297	$294	$299	$335
Total cash costs per ounce (Non-GAAP) (2), (3)	$326	$346	$344	$343	$381
Total production costs per ounce (Non-GAAP) (2), (3)	$501	$511	$491	$441	$478
Total operating costs per ton milled (Non-GAAP)	$93	$103	$100	$103	$110
Total cash costs per ton milled (Non-GAAP) (2), (3)	$113	$120	$117	$118	$125
Total production costs per ton milled (Non-GAAP) (2), (3)	$174	$178	$167	$151	$156

(in thousands, where noted)	2006	2005	2004	2003	2002
SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium (oz.)	466	431	432	459	469
Platinum (oz.)	138	135	125	131	143

Total	604	566	557	590	612

Other PGM activities: (6)
Palladium (oz.)	196	502	418	5	10
Platinum (oz.)	130	81	77	18	19
Rhodium (oz.)	28	38	21	1	3

Total	354	621	516	24	32

By-products from mining: (7)
Rhodium (oz.)	4	3	3	4	4
Gold (oz.)	11	11	9	11	11
Silver (oz.)	6	6	10	6	5
Copper (lb.)	892	911	868	1,129	619
Nickel (lb.)	1,585	1,307	1,282	1,379	1,231
Average realized price per ounce (5)
Mine production:
Palladium ($/oz.)	$370	$356	$376	$352	$436
Platinum ($/oz.)	$868	$821	$839	$603	$511
Combined (5)	$484	$467	$480	$408	$454
Other PGM activities: (6)
Palladium	$306	$199	$231	$216	$348
Platinum	$1,122	$876	$817	$666	$485
Rhodium	$4,111	$1,861	$1,032	$512	$816
By-products from mining:(7)
Rhodium ($/oz.)	$4,516	$2,155	$952	$487	$844
Gold ($/oz.)	$603	$444	$410	$365	$312
Silver ($/oz.)	$12	$7	$5	$5	$5
Copper ($/lb.)	$2.91	$1.55	$1.19	$0.68	$0.62
Nickel ($/lb.)	$10.04	$5.96	$6.30	$4.10	$2.96
Average market price per ounce (5)
Palladium	$320	$201	$230	$201	$338
Platinum	$1,143	$897	$846	$691	$539
Combined (5)	$508	$366	$368	$309	$385

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only. Amounts for 2002 have been adjusted to conform to current year presentation.

(2)	Total cash costs include period costs of mining, processing and administration at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Norilsk Nickel transaction expenses and interest income and expense are not included in total cash costs.

(3)	Total cash cost per ton, represents a non-U.S. Generally Accepted Accounting Principles (GAAP) measurement that management uses to monitor and evaluate the efficiency of its mining operations. See table “Reconciliation of Non-GAAP measures to costs of revenues” and accompanying discussion.

(4)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average London PM Fix for the actual months of the period.

(5)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the refinery.

(6)	Ounces sold and average realized price per ounce from other PGM activities primarily relate to ounces produced from processing of catalyst materials and palladium received in the Norilsk Nickel transaction.

(7)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

Reconciliation of Non-GAAP measures to costs of revenues
     The Company utilizes certain non-GAAP measures as indicators in assessing the performance of its mining and processing operations during any period. Because of the processing time required to complete the extraction of finished PGM products, there are typically lags from one to three months between ore production and sale of the finished product. Sales in any period include some portion of material mined and processed from prior periods as the revenue recognition process is completed. Consequently, while costs of revenues (a GAAP measure included in the Company’s Statement of Operations and Comprehensive Income/(Loss)) appropriately reflects the expense associated with the materials sold in any period, the Company has developed certain non-GAAP measures to assess the costs associated with its producing and processing activities in a particular period and to compare those costs between periods.
     While the Company believes that these non-GAAP measures may also be of value to outside readers, both as general indicators of the Company’s mining efficiency from period to period and as insight into how the Company internally measures its operating performance, these non-GAAP measures are not standardized across the mining industry and in most cases will not be directly comparable to similar measures that may be provided by other companies. These non-GAAP measures are only useful as indicators of relative operational performance in any period, and because they do not take into account the inventory timing differences that are included in costs of revenues, they cannot meaningfully be used to develop measures of profitability. A reconciliation of these measures to costs of revenues for each period shown is provided as part of the following tables, and a description of each non-GAAP measure is provided below.
     Total Costs of Revenues: For the Company on a consolidated basis, this measure is equal to consolidated costs of revenues, as reported in the Statement of Operations and Comprehensive Income/(Loss). For the Stillwater Mine, East Boulder Mine, and other PGM activities, the Company segregates the expenses within costs of revenues that are directly associated with each of these activities and then allocates the remaining facility costs included in consolidated costs of revenues in proportion to the monthly volumes from each activity. The resulting total costs of revenues measures for Stillwater Mine, East Boulder Mine and other PGM activities are equal in total to consolidated costs of revenues as reported in the Company’s Statement of Operations and Comprehensive Income/(Loss).
     Total Production Costs (Non-GAAP): Calculated as total costs of revenues (for each mine or consolidated) adjusted to exclude gains or losses on asset dispositions, costs and profit from secondary recycling, and changes in product inventories. This non-GAAP measure provides an indication of the total costs incurred in association with production and processing in a period, before taking into account the timing differences resulting from inventory changes and before any effect of asset dispositions or secondary recycling activities. The Company uses it as a comparative measure of the level of total production and processing activities in a period, and may be compared to prior periods or between the Company’s mines. As noted above, because this measure does not take into account the inventory timing differences that are included in costs of revenues, it cannot be used to develop meaningful measures of earnings or profitability.
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

     Total Cash Costs (Non-GAAP): This non-GAAP measure is calculated (for each mine or consolidated) as total costs of revenues adjusted to exclude gains or losses on asset dispositions, costs and profit from recycling activities, depreciation and amortization and asset retirement costs and changes in product inventories. The Company uses this measure as a comparative indication of the cash costs related to production and processing in any period. As noted above, because this measure does not take into account the inventory timing differences that are included in costs of revenues, it cannot be used to develop meaningful measures of earnings or profitability.
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
     Total Operating Costs (Non-GAAP): This non-GAAP measure is derived from Total Cash Costs (Non-GAAP) for each mine or consolidated by excluding royalty, tax and insurance expenses from Total Cash Costs (Non-GAAP). Royalties, taxes and insurance costs are contractual or governmental obligations outside of the control of the Company’s mining operations, and in the case of royalties and most taxes, are driven more by the level of sales realizations rather than by operating efficiency. Consequently, Total Operating Costs (Non-GAAP) is a useful indicator of the level of production and processing costs incurred in a period that are under the control of mining operations. As noted above, because this measure does not take into account the inventory timing differences that are included in costs of revenues, it cannot be used to develop meaningful measures of earnings or profitability.
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

(in thousands, except per ounce and per ton data)	2006	2005	2004	2003	2002
Consolidated:
Total operating costs (Non-GAAP)	$144,144	$154,139	$144,589	$145,452	$157,649
Total cash costs (Non-GAAP)	$177,045	$179,308	$168,915	$165,528	$177,175
Total production costs (Non-GAAP)	$259,619	$261,112	$228,940	$206,570	$216,405
Divided by total ounces	601	554	569	584	617
Divided by total tons milled	1,351	1,286	1,270	1,269	1,331

Total operating cost per ounce (Non-GAAP)	$240	$278	$254	$249	$256
Total cash cost per ounce (Non-GAAP)	$295	$324	$297	$283	$287
Total production cost per ounce (Non-GAAP)	$432	$472	$402	$354	$351

Total operating cost per ton milled (Non-GAAP)	$107	$120	$114	$115	$119
Total cash cost per ton milled (Non-GAAP)	$131	$139	$133	$130	$133
Total production cost per ton milled (Non-GAAP)	$192	$203	$180	$163	$163

Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$144,144	$154,139	$144,589	$145,452	$157,649
Royalties, taxes and other	$32,901	$25,169	$24,326	$20,076	$19,526

Total cash costs (Non-GAAP)	$177,045	$179,308	$168,915	$165,528	$177,175
Asset retirement costs	650	535	457	342	508
Depreciation and amortization	83,583	79,032	57,321	41,285	36,703
Depreciation and amortization (in inventory)	(1,659)	2,182	2,247	(585)	2,019

Total production costs (Non-GAAP)	259,619	261,057	228,940	206,570	216,405
Change in product inventories	41,642	141,512	78,260	13,844	(4,636)
Costs of recycling activities	250,444	85,522	71,325	7,988	14,122
Recycling activities — depreciation	100	55	48	71	71
Add: Profit from recycling activities	25,389	6,339	6,105	881	984
Loss or (gain) on sale of assets and other costs	279	112	—	93	73

Total consolidated costs of revenues	$577,473	$494,597	$384,678	$229,447	$227,019

Stillwater Mine:
Total operating costs (Non-GAAP)	$93,230	$102,931	$96,381	$98,722	$115,561
Total cash costs (Non-GAAP)	$114,726	$119,681	$112,463	$111,938	$129,355
Total production costs (Non-GAAP)	$163,823	$172,938	$148,365	$137,670	$156,391
Divided by total ounces	409	381	405	428	492
Divided by total tons milled	801	790	786	814	947

Total operating cost per ounce (Non-GAAP)	$228	$270	$238	$231	$235
Total cash cost per ounce (Non-GAAP)	$280	$314	$278	$262	$263
Total production cost per ounce (Non-GAAP)	$400	$454	$366	$322	$318

Total operating cost per ton milled (Non-GAAP)	$116	$130	$123	$121	$122
Total cash cost per ton milled (Non-GAAP)	$143	$151	$143	$138	$137
Total production cost per ton milled (Non-GAAP)	$205	$219	$189	$169	$165

(in thousands, per ounce and per ton data)	2006	2005	2004	2003	2002
Stillwater Mine continued:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$93,230	$102,931	$96,381	$98,722	$115,561
Royalties, taxes and other	21,496	16,750	16,082	13,216	13,794

Total cash costs (Non-GAAP)	$114,726	$119,681	$112,463	$111,938	$129,355
Asset retirement costs	470	370	305	280	322
Depreciation and amortization	49,620	52,295	33,955	26,134	26,387
Depreciation and amortization (in inventory)	(993)	592	1,642	(682)	327

Total production costs (Non-GAAP)	$163,823	$172,938	$148,365	$137,670	$156,391
Change in product inventories	1,882	6,773	(3,764)	6,156	(287)
Add: Profit from recycling activities	17,612	4,344	4,274	659	738
Loss or (gain) on sale of assets and other costs	187	81	—	70	74

Total costs of revenues	$183,504	$184,136	$148,875	$144,555	$156,916

East Boulder Mine(1)
Total operating costs (Non-GAAP)	$50,914	$51,208	$48,208	$46,730	$42,088
Total cash costs (Non-GAAP)	$62,319	$59,627	$56,452	$53,590	$47,820
Total production costs (Non-GAAP)	$95,796	$88,120	$80,575	$68,900	$60,014
Divided by total ounces	192	173	164	156	125
Divided by total tons milled	550	496	484	455	384

Total operating cost per ounce (Non-GAAP)	$266	$297	$294	$299	$335
Total cash cost per ounce (Non-GAAP)	$326	$346	$344	$343	$381
Total production cost per ounce (Non-GAAP)	$501	$511	$491	$441	$478

Total operating cost per ton milled (Non-GAAP)	$93	$103	$100	$103	$110
Total cash cost per ton milled (Non-GAAP)	$113	$120	$117	$118	$125
Total production cost per ton milled (Non-GAAP)	$174	$178	$167	$151	$156

Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$50,914	$51,208	$48,208	$46,730	$42,088
Royalties, taxes and other	11,405	8,419	8,244	6,860	5,732

Total cash costs (Non-GAAP)	$62,319	$59,627	$56,452	$53,590	$47,820
Asset retirement costs	180	165	152	62	186
Depreciation and amortization	33,963	26,737	23,366	15,151	10,315
Depreciation and amortization (in inventory)	(666)	1,591	605	97	1,693

Total production costs (Non-GAAP)	$95,796	$88,120	$80,575	$68,900	$60,014
Change in product inventories	(439)	(4,967)	(379)	960	(6,382)
Add: Profit from recycling activities	7,777	1,995	1,831	222	246
Loss or (gain) on sale of assets and other costs	40	—	—	23	(1)

Total costs of revenues	$103,174	$85,148	$82,027	$70,105	$53,877

Other PGM activities (2)
Reconciliation to costs of revenues:
Change in product inventories	$40,199	$139,705	$82,402	$6,728	$—
Recycling activities — depreciation	100	55	48	71	71
Costs of recycling activities	250,444	85,522	71,325	7,988	14,122
Loss or (gain) on sale of assets and other costs	52	31	—	—	—

Total costs of revenues	$290,795	$225,313	$153,775	$14,787	$14,193

(1)	The East Boulder Mine commenced commercial production activities at the beginning of 2002.

(2)	Other PGM activities include recycling and sales of palladium received in the Norilsk Nickel transaction and other.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s Financial Statements and Notes, included elsewhere in this report, and the information contained in “Selected Financial and Operating Data.”
OVERVIEW
     Stillwater Mining Company mines, processes, refines and markets palladium, platinum and minor amounts of other metals from the J-M Reef, an extensive trend of PGM mineralization located in Stillwater and Sweet Grass Counties in south central Montana. The Company operates two mines - Stillwater and East Boulder — within the J-M Reef, each with substantial underground operations and a surface mill and concentrator. Concentrates produced at the two mines are shipped to the Company’s smelter and base metals refinery at Columbus, Montana, where the concentrates, along with spent auto catalytic and petroleum catalyst material, are processed into a PGM filter cake that is sent to third-party refiners for final processing. Substantially all of the palladium and platinum produced from mining is sold under contracts with three major automotive manufacturers, General Motors Corporation, Ford Motor Company, and Mitsubishi Corporation, for use in automotive catalytic converters. These contracts include floor and, in some cases, ceiling prices on palladium and platinum that have benefited the Company significantly in periods of low palladium prices. The Mitsubishi sales contract expired at December 31, 2006. Sales commitments under the Mitsubishi contract will largely be absorbed under the remaining agreements. Substantially all of the palladium, platinum and rhodium produced from the recycling of spent auto catalytic material is sold and delivered to financial intermediaries with whom the Company hedges its price risk on this business.
     2006 Performance - The Company had net income of $7.9 million in 2006, compared to a net loss of $13.9 million in 2005. A detailed comparison of these outcomes is presented below in “Results of Operations — Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.”
     During 2006, the Company produced from its mining operations a total of 601,000 ounces of palladium and, platinum including 463,000 ounces of palladium and 138,000 ounces of platinum. The Company met its mine production guidance for full-year 2006 of between 595,000 and 625,000 ounces of PGMs, despite several mine shutdowns during the 2006 third quarter due to wildfires. Capital spending remained high in 2006, reflecting the Company’s program to extend the developed state of both mines, including increasing proven ore reserves and expanding infrastructure to facilitate a move to higher rates of production in the future. Although all of the planned development for the year was substantially completed, actual 2006 capital expenditures of $97.8 million were nearly $9.0 million below the Company’s guidance of $107 million. The Company is targeting total mine PGM production of between 615,000 and 645,000 ounces for 2007, reflecting the increased mine development and the early benefits of implementing more selective mining methods at both mines, although the Company’s ability to meet these targets is subject to certain risks. Capital expenditures are expected to be about $108 million in 2007, and include investment in a second furnace at the Company’s smelter in Columbus, Montana. See “Risk Factors—Achievement of the Company’s Production Goals Is Subject to Uncertainties” above.
     During 2006, the Company recovered and processed from the recycling of auto catalytic converters and petroleum catalysts a total of 349,000 ounces of PGMs in its smelting and refining facilities, thereby utilizing excess capacity in those facilities. PGM recycling ounces processed grew by 68% over ounces recycled in 2005. While the Company has processed minor amounts of these materials since 1997, in late 2003 the Company entered into an agreement with a major U.S. collector of such material to purchase substantial volumes for processing. This agreement has since been modified and extended to facilitate expansion of these activities. The commercial terms of this agreement are confidential, but either party is able to terminate the relationship at its discretion upon providing ninety days’ notice. Under the agreement, the Company advances cash for purchase and collection of these spent catalyst materials. These advances are reflected as advances on inventory purchases on the balance sheet until such time as the material has been received and title has transferred to the Company. The Company also has spot purchase and tolling arrangements with other suppliers of spent catalytic materials.
     In June 2003, the Company received 877,169 ounces of palladium from Norilsk Nickel as part of the consideration in the acquisition of an approximately 55% ownership interest in the Company. The Company entered into contracts in early 2004 with three customers to sell this palladium ratably over a two-year period at a slight discount to market prices, thereby assuring transparency of these sales within the palladium market. This sales program ended in the first quarter of 2006 when the Company sold the final 63,250 ounces of this palladium inventory.

As disclosed in the Company’s 2005 Annual Report on Form 10-K, in reviewing and testing the Company’s internal controls over financial reporting at year-end 2005, the Company identified several internal control deficiencies that in the judgment of management individually or in the aggregate comprised material weaknesses. As a result, additional audit procedures were performed before the issuance of the Company’s 2005 audited financial statements to ensure that they fairly presented, in all material respects, the financial position of the Company at December 31, 2005. The Company further addressed these control deficiencies during the first half of 2006 and following additional testing reported that all material weaknesses in internal controls over financial reporting had been remedied. The Company has continued to monitor its internal controls during 2006, and the Company has performed required testing of internal controls over financial reporting as of December 31, 2006. Management believes that the Company’s internal controls over financial reporting are, in all material respects, fully effective as of December 31, 2006.

Strategic Initiatives - The Company’s management is continuing to address several structural issues that bear on its future performance. The structural issues being addressed include:

First, despite above-market floor prices in the Company’s contracts with the auto companies and despite the Company’s costs per ounce of PGM production being competitive with other primary PGM producers in the industry, the Company’s high grade reserve is palladium rich with a ratio of 3.6 ounces of palladium to one ounce platinum as compared with the platinum-rich ratio of its South African peers. Consequently, the Company’s operations, as currently configured, are marginally competitive when palladium prices are low.

Second, capital spending to extend the developed state of both mines and to expand smelting capacity was increased starting in 2005 and will continue to remain high through 2008. This has affected the Company’s cash generation capacity and liquidity. As a result, although liquidity improved modestly in 2006, liquidity is expected to remain constant or decline modestly in 2007.

Third, the Company’s operating profile has been essentially that of one-product, one-operation which would benefit from diversification and growth in light of the historical volatility of the PGM markets. Extended periods of low PGM prices, particularly once the floor prices in the Company’s auto contracts expire, could put both the Company and its shareholders’ investment at risk. While the Company continues to view itself as a primary PGM producer, attractive opportunities to further diversify within PGMs are scarce. Growth in the recycling of spent PGM catalytic material has begun the process of an operational diversification while complementing the Company’s PGM base. Gold, silver, nickel and copper are produced as by-products of the Company’s operations. Management thinks it is prudent and beneficial to stockholders to diversify the current operational structure.

In response to these structural issues, the Company is implementing a number of key strategic initiatives intended to secure a sustainable future for the Company and its stockholders: transforming the mines, marketing palladium and diversifying and growing operations and the Company. Each initiative is intended to support sustainable development surrounding the Company’s business and is discussed in more detail in the following paragraphs. Each initiative is underway although full implementation will take several years. Those involving external markets are beyond management’s direct control for which a projection of specific results and timing is not possible.

•	Transforming Mining Operations — Stillwater Mining Company has identified a series of comprehensive operating changes designed to increase efficiency, reduce unit costs of production, and increase total PGM ounces produced, all in an effort to address the Company’s sustainability beyond 2010 when the Company no longer has the benefit of the PGM pricing floors included in the current contracts with the auto companies. These changes are grouped into five overlapping stages:
- Continue to advance safety performance at all operations
- Increase the developed state of both mines
- Expand the use of selective mining methods
- Increase production levels
- Reduce operating costs
Safety — Since 2001, the Company has implemented a multi-faceted program of continual improvement in safety for employees throughout the Company. The Company’s “G.E.T. (Guide, Educate and Train) Safe” safety and health management systems focus on accident prevention, seeking opportunities for safer mining methods and increased employee awareness and training. Specific areas of emphasis include enhanced work place examinations, joint union/management safety committees, critical task analysis, loss control representatives drawn from the mining workforce, implementation of measurable safety standards and intra-operational safety audits. Employee led focus teams have been successful in solving many safety related challenges.

During 2006, continued safety emphasis resulted in an incidence rate reduction of 12.5% from 2005, bringing us to a total 73% reduction since the inception of the “G.E.T. Safe” in 2000.
In 2007, attention to further employee participation and involvement will be enhanced through the involvement of loss control representatives drawn from the hourly workforce and the expanded implementation of internal safety auditing processes.
Developed state — In 2006 the Company continued its program to increase the developed state of both mines, thereby increasing proven ore reserves to facilitate advanced planning and mining efficiency, and to add the necessary infrastructure support.
The developed state at both mines was intentionally decreased during the Company’s financial challenges beginning in late 2001. In the fall of 2001, as palladium prices dropped sharply, the Company curtailed development expenditures at the Stillwater Mine and brought the East Boulder Mine on line short of completion in order to conserve available cash. At the same time there was an effort to increase production in order to generate additional cash flow resulting in a steady contraction of proven ore reserves at both mines.
During 2005 and 2006, the Company increased its capital spending program in an effort to expand proven ore reserves in support of higher production rates in the future. Capital spending was increased to $97.8 million in 2006, from $92.1 million in 2005 and $76.7 million in 2004. Capital spending for 2007 currently is forecast at $108 million and includes the addition of a second furnace at the Company’s smelter. Annual spending for primary development is targeted so as to achieve and then maintain proven ore reserves equal to about 40 months production at each mine’s full production potential or about 3.4 million tons for the Stillwater Mine and 2.4 million tons for the East Boulder Mine.
Results of the 2006 capital program included a 16% increase in total proven ore reserves to 4.8 million tons, even after taking into account 2006 production. Major infrastructure projects during 2006 included an additional ventilation raise and expanded tailings pond facility at the East Boulder Mine, and a new sand plant and additional rail access at the Stillwater Mine. Primary development in 2006 company-wide exceeded 46,000 feet of new footwall lateral and associated primary ramps, and 664,000 feet of diamond drilling. Significant projects at the mines during 2007 will include excavation of a decline to the 2,000-foot level and an additional ventilation portal at Stillwater Mine.
The majority of the funding needed for these programs will come from operations. At December 31, 2006, the Company has significant cash and other liquidity available to support these initiatives. Cash and cash equivalents, plus highly liquid investment holdings, totaled $123.9 million at December 31, 2006, and unutilized revolving credit lines added another $22.5 million of potential liquidity. The Company expects to draw against some of its cash holdings during 2007, primarily to support the additional growth in the recycling business, but also in support of these development activities.
Selective Mining — The use of mechanized bulk mining methods frequently requires mining widths and orientation not consistent with the ore reserve profiles in the Company’s mines. After considerable study, the Company concluded in 2005 that the inefficiencies of large mechanized mining methods more than offset its benefits and initiated a program to re-introduce more selective mining methods in the mines. The effort is well underway. In the fourth quarter of 2006, 584 tons per day were being mined using captive cut-and-fill mining methods, up from 235 tons per day on average in 2005. The change in mining methods has required some retraining of the workforce.
The advantages to the change are numerous including; higher ore grades, reduced secondary development to access the ore reduced equipment needs with the accompanying benefits of lower capital and support costs, increased recovery of the ore reserve and decreased cost of primary development per ounce of production. This change involves greater use of conventional captive cut-and-fill mining, a method that inherently allows greater access to mine reserves, generates less waste rock and can follow the ore trend more closely along the J-M Reef. The use of mechanical bulk mining methods in the past was driven by a decision made to increase production rates when the palladium price was high and by the limited availability of the skilled manpower that captive cut-and-fill mining requires.
Increasing the percentage of mining in captive cut-and-fill stopes is more manpower intensive than mechanized methods, and there is a growing shortage of skilled miners. As a result during 2006 the Company initiated a comprehensive program to train a new generation of underground miners for the future. This effort will require dedicating substantial resources to recruiting and training over a period of several years. These mining positions are high paying and offer an attractive work schedule. To date, the Company has had no difficulty attracting interested candidates and the program provides a unique opportunity for the Company to hire talent from local Montana communities and to train them from the beginning in state-of-the-art mining and safety practices.

These adjustments to the Company’s mining methods will initially result in a modest reduction in total ore tons produced and an expected increase in realized grade that more than offsets the tonnage reduction. With less equipment and development required, over time capital expenditure requirements will be reduced, along with maintenance and support costs. Ultimately the net result will be to increase ounces produced at a reduced cost per ounce.

Production Increases — The Company plans over time to increase mine production to design capacity thereby increasing total PGM production and reducing unit cash costs. Design capacity at the Stillwater Mine is approximately 2,750 ore tons per day, and at the East Boulder Mine, 2,000 ore tons per day, which would represent an increase of about 34% over average 2006 production levels. At design capacity production would be in excess of 800,000 ounces per year.

Average daily production at the Stillwater Mine in 2006 was 2,026 tons, compared to 1,944 tons per day in 2005. The Company intends to gradually increase production at the Stillwater Mine toward full capacity. Although the concentrator at the Stillwater Mine is designed for 3,000 tons per day, after allowing for reprocessing of slag from the smelter, net ore capacity is approximately 2,750 tons per day.

Average daily production at the East Boulder Mine in 2006 was 1,506 tons per day, up from 1,359 tons per day during 2005. Full permitted capacity at the East Boulder concentrator is approximately 2,000 tons per day.

Expanding Smelter Capacity — With the continuing growth in the Company’s metallurgical processing volumes, both from increased mine production and from added recycling volumes, surplus furnace capacity at the smelter is becoming more restricted. The furnace is lined with refractory brick that must be replaced periodically, requiring an extended four- to five-week shutdown of the smelter facility. In the past, the Company has simply stockpiled concentrates during the furnace shutdowns and has utilized the surplus capacity in the furnace to process the stockpiled material incrementally once the furnace came back online. With the much higher level of furnace utilization currently required, in the future there will not be enough surplus capacity to process the accumulated stockpiles.

In response to this concern, the Company has determined to invest approximately $35 million over the next two years in upgrading the metallurgical facilities, including the addition of a second smelting furnace. The second furnace will eliminate this stage of processing as a bottleneck, provide backup in the event of a catastrophic furnace outage, and potentially allow one of the furnaces to be used for slag cleaning, increasing total recovery of PGMs in the circuits.

•	Marketing Palladium — Significant market support for platinum has existed for many years, while corresponding support for palladium has been limited. The Company hopes that palladium will emerge as a primary jewelry metal based mainly on its favorable price relative to gold and platinum. The Company closely followed this development championing and chronicling it for the industry. Moreover, the Company has undertaken a leadership role in promoting market development for palladium.

Palladium used for jewelry — Last year in its Annual Report, the Company chronicled the potential of palladium jewelry as a substitute for white gold in the Chinese jewelry markets, increasing from almost nothing in 2003 to over 1.0 million ounces in 2005, but declined slightly in 2006. In support of this developing market, the Company began sponsoring regular jewelry industry technical articles for the U.S. market on working with palladium in making jewelry.

The Company also has worked with various jewelry manufacturers outside of China, assisting in their development of palladium jewelry lines for U.S. and European markets. Palladium wedding jewelry and accessories, including a bridal line, are now widely available in the U.S. Palladium chains are now being produced in Italy for distribution worldwide. Palladium’s lower price and lower comparative weight relative to white gold, combined with its high purity and attractive bright white appearance, appear to be driving this emerging popularity.

In early 2006, Stillwater Mining Company formed the Palladium Alliance International (PAI), a not-for-profit industry marketing organization. PAI promotes the use of palladium in the jewelry market worldwide. The Company has discussed the concept of the PAI with industry participants and invited their participation. The PAI was first introduced at the JA jewelry show in New York City in early 2006. It was formally launched at the JCK show in Las Vegas in June of 2006 and in Shanghai and Beijing later in the year. These efforts have generated interest from the jewelry industry.

Palladium used for diesel engines - Two years ago, in response to the development of catalytic converters for diesel engines using only platinum, the Company recognized and reported that the higher temperature stability of palladium could make it a useful adjunct to the use of platinum in reducing diesel particulate matter (i.e., soot) emitted by diesel engines. Since then, this technology has been developed and implemented. With the migration from clean gasoline engines using palladium-rich catalytic converters to clean diesel engines — which now enjoy almost a 50% market share of new cars produced in Europe and have potential for much broader use in other regions of the world — platinum has tended to predominate for these vehicles. However, partial substitution of palladium for platinum in diesel catalytic converters has been increasing over the past several years, largely driven by the relative economics. The mandatory introduction of ultra-low sulfur diesel in the United States during 2006 has also facilitated increased use of palladium in controlling diesel emissions.

Palladium used for hydrogen energy - The Company has also turned its attention to potential applications for palladium in fuel cells and a future “hydrogen economy.” Significant research programs already exist with government and private funding in these areas, so the Company does not see any need for a role in funding direct palladium research at this time. However, the Company has encouraged the allocation of government research funds to this area, and has tracked published papers regarding research findings on topics of potential interest. The Company also has informally encouraged consideration of palladium as an alternative in applications that would appear to hold promise, particularly with regard to fuel cell technology.

•	Diversification — While Stillwater Mining Company regards itself as principally a palladium and platinum company, it has not limited its consideration of future growth opportunities to PGMs, given the scarcity of PGM resources.

In 2003 the Company entered into a long-term sourcing agreement for spent auto catalytic materials utilizing its smelter and base metal refinery to recycle these materials reclaiming them for reuse. Materials processed grew respectably in 2004 and 2005, but during 2006 the Company sharply increased the material processed to 349,000 ounces or up 68% over the volumes processed in 2005. Recognizing the sustaining impact this has for both the Company’s business and the environment, the Company plans to continue to expand this activity. Additional materials are being sourced in the market. A second smelting furnace is being constructed to provide both capacity and reliability of operation. Thus, growth in the recycling of spent PGM catalytic material has begun the process of an operational diversification while complementing the Company’s PGM base.

The Company also produces gold, silver, nickel and copper as by-products from its existing operations, each of which would be geologically and operationally compatible with its existing capabilities and expertise.

Because mines, by their very nature, have a finite life, either through exhaustion of their minerals or exhaustion of their economics, mining companies often seek to reduce single mine risk by developing a portfolio of mines and reserve holdings. In view of the scarcity of economically attractive PGM projects, the Company believes that it should consider other metals and perhaps diversify its business.

During the fourth quarter of 2006, the Company invested $1.9 million to secure approximately an 11% interest in Pacific North West Capital Corp., a Canadian exploration company that centers its efforts on identifying and defining potential PGM reserve targets. Management believes that gaining access to Pacific North West Capital’s seasoned exploration staff will result in a more effective exploration program than could be achieved using an internal exploration effort at this time.

The Company will report further on this diversification initiative as appropriate.

Key Issues Facing the Company — Several issues need to be addressed in conjunction with the Company’s ongoing strategic efforts. These are outlined briefly below:

Contracts — Beginning in 2005, the major U.S. bond rating agencies have successively downgraded the corporate ratings of General Motors Corporation and Ford Motor Company, two of the Company’s major customers. Under applicable law, in the event one or both of these companies should become insolvent or file for protection under the bankruptcy statutes, their respective obligations under the PGM supply agreements could be voided. In addition, under the terms of the Company’s credit facility, a default by Ford or General Motors or the early termination of these contracts could prohibit additional loans and trigger a requirement for the immediate repayment of the Company’s outstanding loans. The deterioration of the credit of these two customers places additional emphasis on the Company’s need to reduce its mining costs, so as to reduce its dependency on the above-market pricing in the automotive contracts.

In late 2003, the Company entered into an agreement with a major U.S. collector of spent catalyst material to purchase substantial volumes for processing. This agreement has since been modified and extended to facilitate expansion of these activities. The commercial terms of this agreement are confidential, but either party is able to terminate the relationship at its discretion upon providing ninety days’ notice. Under the agreement, the Company advances cash for purchase and collection of these spent catalyst materials. These advances are reflected as advances on inventory purchases on the balance sheet until such time as the material has been received and title has transferred to the Company. The Company also has spot purchase and tolling arrangements with other suppliers of spent catalytic materials.

Miners — With the general strengthening of mineral prices over the past two years, the demand for experienced miners has grown significantly. There is now a shortage of skilled miners within the United States and Canada, and as new operations are developed, the shortage has grown. Coming off the past decade or so of depressed commodity prices, very few new miners and mining engineers were being trained, so the industry is now faced with a fixed or declining pool of skilled workers in an expanding market. The Company’s operations are relatively manpower intensive, so a shortage of skilled labor could restrict the Company’s ability to maintain or expand production levels. As already noted, over the past year the Company has introduced a major miner training program to develop a corps of new, skilled miners within the Company.
Labor Contract — The Company’s hourly workforce is represented by the United Steelworkers of America under two separate labor agreements. The agreement covering the workers at the Stillwater Mine and at the Company’s processing facilities in Columbus, Montana will expire on July 1, 2007. The separate labor agreement covering the hourly workforce at the East Boulder Mine was renewed during 2005 and will expire on July 1, 2008. The Company cannot assure that it will be able to renew those contracts in a timely or satisfactory manner and not experience labor interruptions or other disputes with labor unions or employees in the future.
PGM Prices — The volatility of PGM prices, driven in part by occasional supply surpluses that emerge particularly in palladium, is of significant long-term concern at the Company’s current production cost levels. Obviously, the Company has no direct control over PGM prices, although there are steps it can take — hedging, long-term sales agreements, etc. — to reduce exposure to price volatility. Producer economics, along with recycling opportunities, suggest that the supply of PGMs is likely to grow gradually over time, both from the expansion of existing operations and from new mining ventures. That leaves some opportunity on the demand side for fostering new or expanded uses for PGMs, and particularly for palladium.
Platinum Hedges — As of December 31, 2006, the Company had secured platinum prices in the forward market by entering into financially settled forward transactions covering over half of the Company’s anticipated platinum mine production for the period from January 2007 through June 2008. These transactions are intended to reduce the Company’s financial exposure in the event that recent historically high prices for platinum were to weaken substantially in the future. As of December 31, 2006, the Company had open financially settled forward contracts covering a total of 113,500 ounces of platinum at an overall average price of about $988 per ounce. The hedges are expected to modestly reduce the overall volatility of the Company’s earnings and cash flow. Under these hedging arrangements, in return for protection against downward movements in the platinum price, the Company gives up the benefit of increases in the platinum price on the hedged ounces. The Company recorded costs in 2006 totaling $31.1 million for financially-settled forward contracts that settled below market price during 2006. Corresponding costs recorded in 2005 and 2004 totaled $8.0 million and $0.8 million, respectively. Unrealized hedging losses reflected in Accumulated Other Comprehensive Income (Loss) on the Company’s December 31, 2006 Statement of Financial Position, based on the closing market price for platinum on December 31, 2006, totaled $15.8 million.
CAPITALIZED MINE DEVELOPMENT
     Mine development expenditures incurred to increase existing production, develop new orebodies or develop mineral property substantially in advance of production are capitalized and amortized using a units-of-production method. Mine development expenditures include shafts, surface adits and underground infrastructure development, including footwall laterals, ramps, rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. These facilities generally are required not only for current operations, but also as continuing infrastructure in support of future planned operations.
     The Company calculates amortization of capitalized mine development costs by the application of an amortization rate to current production in each applicable area of the mine. The amortization rate is based upon unamortized capitalized mine development costs and the related ore reserves. Capital development expenditures are added to the unamortized capitalized mine development costs as the related assets are placed into service. In the calculation of the amortization rate, changes in ore reserves are accounted for as a prospective change in estimate. Ore reserves and the further benefit of capitalized mine development costs are based on significant management assumptions. Any changes in these assumptions, such as a change in the mine plan or a change in estimated proven and probable ore reserves, could have a material effect on the expected period of benefit resulting in a potentially significant change in the amortization rate and/or the valuations of related assets. The Company’s proven ore reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Probable ore reserves normally cannot be extracted without additional capital expenditures required to access and delineate them. These anticipated capital expenditures are not included in the current calculation of depreciation and amortization.

     The Company changed its accounting method for amortizing capitalized mine development costs effective January 1, 2004.
     Prior to 2004, the Company amortized all such capitalized development costs at its mines over all proven and probable reserves at each mine. Following an asset impairment write-down at the end of 2003, the Company revisited its assumptions and estimates for amortizing capitalized mine development costs. As a result, the Company changed its method of accounting for the amortization of development costs as follows:
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
     This change in accounting method, under generally accepted accounting principles then in effect, required the Company to measure the cumulative effect of the change at January 1, 2004, as if the new method of amortization had been used in all prior years. The credit for the cumulative effect of the change for all years prior to 2004 of $6.0 million is shown as the “Cumulative Effect of Accounting Change” in the Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2004.
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
     The Company’s revenue and earnings are significantly influenced by worldwide market prices of palladium and platinum, which can be volatile and over which the Company has little or no control. Sales to significant customers represented approximately 65%, 78% and 73% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Although the Company sells its metals to a small number of customers and brokers, the Company could, if the need were to arise, readily sell its metal on a spot basis — and at spot prices — in any of the various commodity markets throughout the world.
     From time to time, the Company has used basic hedging techniques involving fixed forwards, cashless put and call option collars and financially settled forwards. The objective of such metals hedging transactions has been to secure firm prices for the Company’s PGM production, to benefit from price increases or to protect against price decreases on that portion of production that falls outside the range of the floor or ceiling prices embedded in the long-term contracts with the automotive companies. Such hedging contracts also may preclude the Company from obtaining the full benefit of increased market prices for its contracted metals. In 2006, the Company reported a charge against income of $31.1 million representing the difference between financially settled forward prices and actual market prices at the date of settlement (all related to mine production). In 2005 and 2004, the corresponding effect on income was $8.0 million (all related to mine production) and $0.8 million (a $1.3 million charge against mine production and a $0.5 million credit to recycling activities), respectively. See “Business and Properties — Sales and Hedging Activities.”
     The Company currently uses forward contracts and financially settled forwards to manage the potential negative effects of metal price volatility on its financial results. During 2006, the Company entered into various fixed forwards and financially settled forward contracts that were accounted for as cash flow hedges. At December 31, 2006, the Company had hedging contracts in place covering 113,500 ounces of metal sales through June 2008. See “Business and Properties - Sales and Hedging Activities.” The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedge contract prices by a predetermined margin limit. As of December 31, 2006, no such margin deposits were outstanding or due.

The Company’s revenues and ounces sold were as follows for the years ended December 31:

Year ended December 31,	Palladium	Platinum	Rhodium	Other	Total	Ounces of	Ounces of	Ounces of	Total
(in thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Palladium	Platinum	Rhodium	Ounces
2006
Mine production	$172,171	$120,033	$—	$—	$292,204	466	138	—	604
PGM recycling	31,987	143,259	93,206	1,489	269,941	100	128	22	250
Sales of palladium received in Norilsk Nickel transaction	17,637	—	—	—	17,637	63	—	—	63
Other	10,538	2,530	20,298	—	33,366	33	2	6	41

Total	$232,333	$265,822	$113,504	$1,489	$613,148	662	268	28	958

2005
Mine production	$153,668	$110,538	$—	$—	$264,206	431	135	—	566
PGM recycling	8,970	59,692	20,672	1,361	90,695	46	68	12	126
Sales of palladium received in Norilsk Nickel transaction	87,309	—	—	—	87,309	438	—	—	438
Other	3,616	11,515	50,121	—	65,252	18	13	26	57

Total	$253,563	$181,745	$70,793	$1,361	$507,462	933	216	38	1,187

2004
Mine production	$162,209	$104,475	$—	$—	$266,684	432	125	—	557
PGM recycling	9,548	56,512	10,033	295	76,388	42	69	11	122
Sales of palladium received in Norilsk Nickel transaction	85,952	—	—	—	85,952	376	—	—	376
Other	—	6,133	12,370	—	18,503	—	4	9	13

Total	$257,709	$167,120	$22,403	$295	$447,527	850	198	20	1,068

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005
     Revenues — Revenues were $613.1 million in 2006, compared to $507.5 million in 2005, a 20.8% increase. Most of the increase was attributable to much higher sales volumes in the Company’s recycling business in 2006, as well as higher market prices for the platinum group metals.
     Revenues from mine production were $292.2 million in 2006, compared to $264.2 million in 2005, a 10.6% increase. The increase was attributable both to higher mine production in 2006 and to higher PGM prices. Ounces sold from mine production were 603,800 in 2006, compared to 565,900 ounces in 2005. The average realization on these sales (including the effects of hedging and of floor and ceiling prices in the underlying contracts) was $484 per ounce in 2006 and $467 per ounce in 2005.
     Revenues from PGM recycling grew substantially, increasing to $269.9 million in 2006, from $90.7 million in 2005, as volumes of recycled material processed increased sharply in 2006. Recycled ounces sold, excluding tolled material, nearly doubled in 2006 to 249,000 ounces compared to 126,300 ounces in 2005. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $1,078 per ounce in 2006, up sharply from $707 per ounce in 2005. The Company processed lower volumes of recycled materials on a tolling basis in 2006. The Company toll processed approximately 77,000 ounces of PGMs, down from approximately 82,000 tolled ounces in 2005.
     Revenues from sales of palladium received in the Norilsk Nickel transaction and other miscellaneous revenues declined to $51.0 million in 2006 from $152.6 million in 2005. Within these totals, sales of palladium received in the Norilsk Nickel transaction generated $17.6 million in revenues during 2006 on sales of approximately 63,250 ounces of palladium from inventory at an average realization of $278 per ounce. These sales ended in the first quarter of 2006 when this palladium inventory was exhausted. Comparable palladium sales for 2005 generated $87.3 million of revenue on 438,500 ounces sold, for an average realization of $199 per ounce, reflecting a full year of these sales from inventory in 2005, but at somewhat lower average realized prices.
     One of the sales contracts providing for the sale and delivery of the palladium ounces received in the Norilsk Nickel transaction also required the Company to provide 3,250 ounces platinum and 1,900 ounces of rhodium per month, either purchased on the open market or produced from the Company’s mining operations. The Company recognized other miscellaneous revenue of $22.8 million and $61.6 million for metal purchased in the open market and resold under these sales contracts in 2006 and 2005, respectively.

     Cost of Metals Sold — Cost of metals sold, which excludes depreciation expense, was $493.5 million in 2006, compared to $415.4 million in 2005, an 18.8% increase. The substantial growth in recycling volumes during 2006 was accompanied by $164.9 million of increased cost in purchasing the recycled catalyst. Partially offsetting this increase was a $96.6 million decrease in expense reflecting a much smaller volume of sales related to the inventory received in the Norilsk Nickel transaction including the platinum and rhodium ounces purchased in the open market and re-sold under these contractual commitments. The remaining $9.8 million is largely the result of increased sales during 2006.
     The cost of metals sold from mine production was $200.0 million in 2006, compared to $190.2 million in 2005, a 5.2% increase. The cost increase is driven mostly by the 6.7% increase in ounces sold during 2006, although cost of metal sold per ounce declined slightly (from $336 per ounce in 2005 to $331 per ounce in 2006) with the production increase.
     The cost of metals sold from PGM recycling activities was $250.4 million in 2006, compared to $85.5 million in 2005, a 192.9% increase. The increase was about equally attributable to the higher metal equivalent prices paid in 2006 to acquire catalytic materials for recycling and to the volume growth in this business during 2006. The average cost of metal per ounce increased from $677 in 2005 to $1,006 in 2006, reflecting much higher 2006 average prices for PGMs, and particularly for rhodium.
     The cost of metals sold from sales of palladium received in the Norilsk Nickel transaction and other activities was $43.1 million in 2006, compared to $139.7 million in 2005. This decrease in 2006 was primarily due to completion of the two-year program to sell the palladium received in the Norilsk Nickel transaction; that program ended in early 2006. The total cost attributable to palladium sold from just those ounces received in the Norilsk Nickel transaction was $74.5 million in 2005, representing the sale of approximately 438,500 ounces of palladium at an average cost of just over $169 per ounce. The corresponding cost of palladium in 2006 was $10.8 million on the sale of 63,250 ounces at about the same average cost per ounce. The remainder of these sales in both years represents mostly the cost of sourcing platinum and rhodium to meet contractual commitments. As discussed in “Revenues” above, the Company entered into sales contracts in 2004, which required it to source metal from third parties in order to fulfill delivery commitments to customers. The cost of metals sold from activities under these contracts, excluding sales of palladium received in the Norilsk Nickel transaction, was $32.3 million and $65.4 million in 2006 and 2005 respectively.
     During 2006, the Company’s mining operations produced approximately 600,600 ounces of PGMs, including approximately 463,300 and 137,300 ounces of palladium and platinum, respectively. This represents about an 8.5% increase from 2005, during which the Company’s mining operations produced approximately 553,500 ounces of PGMs, including approximately 427,300, and 126,200 ounces of palladium and platinum, respectively. The Company modestly reduced its emphasis on primary mine development during 2006, allowing some resources previously dedicated during 2005 to primary development to be redeployed into production in 2006.
     The Stillwater Mine produced approximately 409,000 ounces of PGMs in 2006, compared with approximately 381,100 ounces of PGMs in 2005, a 7.3% increase. The East Boulder Mine produced approximately 191,200 ounces of PGMs in 2006, compared with approximately 172,500 ounces of PGMs in 2005, a 10.8% year-on-year increase. These production increases, again, were attributable to the redeployment of resources into production in 2006 and, to a lesser extent, to continuing progress in enhancing the developed state of the mines.
     Depreciation and amortization - Depreciation and amortization expense was $83.7 million in 2006, compared to $79.1 million in 2005, a 5.8% increase. This increase resulted from the additional depletion expense for capital development placed into service during 2006, as well as from the increased production during 2006.
     Exploration — The Company participated in an exploratory drilling program during 2006, spending about $0.3 million. There were no corresponding exploration expenditures during 2005.
     Marketing — The Company expanded its market development efforts for palladium during 2006, largely in support of the Palladium Alliance International, spending approximately $4.2 million on marketing, up from $0.6 million in 2005.
     General and administrative - General and administrative costs were $23.2 million in 2006, compared to $19.9 million in 2005, a 16.6% increase. The increase in corporate costs was driven primarily by increased professional services and compensation costs in 2006.

     Interest income and expense - Interest income increased to $11.3 million in 2006 from $5.2 million in 2005, reflecting both increased interest on greater recycling volumes and higher interest rates as the U.S. Federal Reserve Board increased short-term rates. The Company’s balance of cash and related liquid assets earning interest decreased to $123.9 million at December 31, 2006 from $135.9 million at December 31, 2005. Interest expense declined slightly to $11.4 million in 2006 from $11.7 million in 2005 on modestly reduced debt balances. The Company has reduced its outstanding debt to $130.7 million at December 31, 2006 from $141.4 million at December 31, 2005.
     Total income tax provision - The Company has not recorded any income tax expense in 2006 or 2005, other than for certain state minimum taxes paid. Changes in the Company’s net deferred tax assets have been offset by the change in the related valuation allowance.
     Other comprehensive income (loss), net of tax - The Company recorded a gain in other comprehensive income of $1.8 million in 2006 compared to a loss of $12.4 million in 2005. The 2006 gain included $31.1 million of realized hedging losses reclassified to income, partially offset by $29.3 million representing the change in fair value of derivatives held, and $25,000 of unrealized loss on investments held for sale. The 2005 loss included $12.6 million of net unrealized losses on hedging transactions, and $0.2 million of unrealized gain on investments held for sale
YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004
     Revenues - Revenues were $507.5 million in 2005, compared to $447.5 million in 2004, a 13.4% increase. Most of the increase was attributable to higher market prices for platinum and rhodium, including metal purchased for resale.
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
     Cost of Metals Sold - Cost of metals sold was $415.4 million in 2005, compared to $327.3 million in 2004, a 27% increase. Approximately $57.3 million of the $90.4 million increase is related to sales of the palladium received in the Norilsk Nickel transaction and purchases of platinum and rhodium for resale. Another $14.2 million relates to increased volumes and higher acquisition cost for recycled PGM materials. The remainder is largely attributable to higher labor and materials costs at the Company’s operating mines and to the $2.5 million cost of a lower-of-cost-or-market inventory adjustment to reflect a market value of metals lower than cost in inventory at December 31, 2005.

     The cost of metals sold from mine production was $190.2 million in 2005, compared to $173.6 million in 2004, a 10% increase. The cost increase is driven slightly by the 1.5% increase in ounces sold during 2005 and by the write off of $1.8 million in consigned inventory. More significant, however, are increased costs for labor and key raw materials – particularly steel and fuel – that have increased substantially since 2004. Labor costs increased year-on-year by 10.8%, while total materials and supplies, including maintenance supplies, increased 18.6%.
     The cost of metals sold from PGM recycling activities was $85.5 million in 2005, compared to $71.3 million in 2004. The increase was primarily due to the higher cost of acquiring catalytic materials for recycling as the underlying prices for platinum and rhodium contained in those materials increased during 2005. Actual ounces of material from recycling increased by only 3.7%, but average platinum prices increased by 7.2% and average rhodium prices rose nearly 75% year-on-year.
     The cost of metals sold from sales of palladium received in the Norilsk Nickel transaction and other activities was $139.7 million in 2005, compared to $82.4 million in 2004. This increase was driven both by higher metal volumes and by significantly higher platinum and rhodium prices, offset in part by somewhat lower palladium prices. The total cost of palladium sold from just those ounces received in the Norilsk Nickel transaction was $74.3 million in 2005, representing the sale of approximately 438,500 ounces of palladium at an average cost of just over $169 per ounce. The comparable cost for the 375,400 ounces sold during 2004 was approximately $63.3 million. The remainder of these sales in both years represents mostly the cost of sourcing platinum and rhodium to meet contractual commitments. As discussed in “Revenues” above, the Company entered into sales contracts in 2004, which required it to source metal from third parties in order to fulfill delivery commitments to customers. The cost of metals sold from activities under these contracts, excluding sales of palladium received in the Norilsk Nickel transaction, was $65.4 million and $19.1 million in 2005 and 2004 respectively. (Most of the year-on-year difference here is attributable to higher volumes and costs for rhodium purchases.)
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
     Depreciation and amortization - Depreciation and amortization expense was $79.1 million in 2005, compared to $57.3 million in 2004, a 38% increase. This increase is primarily due to the additional depletion expense for capital development placed into service during 2005. (The Company projects that 2006 depreciation and amortization expense will be approximately the same as for 2005).
     General and administrative — General and administrative costs were $19.9 million in 2005, compared to $19.2 million in 2004, a 3.7% increase. The increase is driven primarily by increased professional services and compensation costs.
     Loss on disposal of property, plant and equipment - During 2005, gains and losses on property, plant, and equipment disposed of were not significant. During 2004, the Company exercised an option to buy out of an operating lease for a tunnel-boring machine. The Company simultaneously wrote off of the asset, resulting in a charge against income of $2.1 million.
     Interest income and expense - Interest income increased to $5.2 million in 2005 from $2.2 million in 2004, reflecting higher interest rates as the U.S. Federal Reserve Board has steadily increased short-term rates. The Company’s balance of cash and related liquid assets also increased from $109.2 million at December 31, 2004, to $135.9 million at December 31, 2005. However, interest expense actually declined from $17.9 million in 2004 to $11.7 million in 2005. Interest expense for 2004 included higher interest rates under the previous credit agreement, plus the write-off of $5.2 million of unamortized financing costs in conjunction with the refinancing in August of 2004. The Company also has reduced its total outstanding long-term debt from $164.1 million at December 31, 2004 to $141.4 million at December 31, 2005.

     Total income tax provision - The Company has not recorded any income tax expense in 2005 or 2004, other than for certain state minimum taxes paid. Changes in the Company’s net deferred tax assets have been offset by the change in the related valuation allowance.
     Other comprehensive income (loss), net of tax - The Company recorded a loss in other comprehensive income of $12.4 million in 2005, and a comparable loss of $4.1 million in 2004. The 2005 loss included $12.6 million of net unrealized losses on hedging transactions, and $0.2 of unrealized gain on investments held for sale. The 2004 loss was entirely attributable to unrealized losses on hedging transactions.
LIQUIDITY AND CAPITAL RESOURCES
     For 2006, net cash provided by operating activities was $97.0 million compared to $141.1 and $136.8 million for 2005 and 2004, respectively. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines.
     At the PGM price levels prevailing at December 31, 2006, absent separate hedging arrangements, a change in the price of platinum generally would flow through almost dollar-for-dollar to cash flow from operations, subject only to price ceilings on a small portion of the Company’s long-term sales contracts, and certain costs – severance taxes and royalties on mine production – which adjust upward or downward with market prices. However, as of December 31, 2006, the Company has hedged a significant portion of its sales of mined platinum through June of 2008. In general, as of December 31, 2006, these hedges were fixed at platinum prices at or below current market prices, and therefore the Company’s participation in increases in the price of platinum would be limited to the unhedged portion of production.
     Under the Company’s long-term sales contracts for mined production, a change in the market price of palladium, at prices prevailing on December 31, 2006, would not flow through to cash flow from operations, except to the extent that the market price for palladium exceeded any of the price floors in those contracts.
     The Company enters into fixed forward contracts that set the selling price of PGMs in its recycling activities, so for outstanding recycling lots, a change in the market price of platinum and palladium on sales of recycling materials would have little or no effect on margins earned from this activity and on cash flow from operations. However, a percentage change in market prices would affect margins on future lots by about the same percentage as the change in price. It normally takes existing lots of recycling material two to three months from the date of receipt to clear to sales.
     Changes in the cash costs of production generally flow through dollar-for-dollar into cash flow from operations. A reduction due to grade in total mine production of 10%, or about 60,000 ounces per year, would reduce cash flow from operations by an estimated $29 million per year at the price and cost levels prevailing at December 31, 2006. The Company’s forecasts indicate that such a 10% reduction in mine production would not impair the Company’s ability to repay its outstanding debt or to maintain its planned level of capital expenditures, although a significantly larger reduction in mine production could adversely affect the Company’s financial position.
     Net cash used in investing activities was $78.9 million, $134.3 million and $77.8 million in 2006, 2005 and 2004, respectively. The Company’s investing activities primarily represent capital expenditures of $97.8 million, $92.1 million and $76.7 million in 2006, 2005 and 2004, respectively, (See Note 6 to the Company’s financial statements) and changes in highly liquid investments. The Company also purchased an equity interest in Pacific North West Capital Corp. for about $1.9 million during 2006.
     Net cash used by financing activities was $10.0 million, $22.7 million and $1.4 million in 2006, 2005 and 2004, respectively. Net cash used by financing activities in 2006 is primarily due to payments of debt under the Company’s credit facility and capital lease payments.
     At December 31, 2006, the Company’s available cash was $88.4 million and it had $130.1 million outstanding as debt and capital leases. If highly liquid investments are included, the Company’s balance sheet liquidity increases to $123.9 million, and unused revolving credit lines add another $22.5 million of available liquidity. Letters of credit totaling $17.5 million were outstanding under the revolving credit facility at December 31, 2006. During 2007, the Company will be required to make total payments of approximately $1.7 million for principal reductions on its debt and capital leases. The $1.7 million of required payments includes $1.0 million in scheduled principal payments on the outstanding borrowings under the Company’s credit agreement. The Company at current interest rate levels will also be required to pay approximately $10.8 million in total interest payments during 2007 related to its debt and capital lease agreements.

CREDIT AGREEMENT
     On August 3, 2004, the Company entered into a $180 million credit facility with a syndicate of financial institutions that replaced the Company’s previous $250 million credit facility. The credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus, currently, 225 basis points, or 7.625% at December 31, 2006) and a $40 million five-year revolving credit facility bearing interest when drawn at a variable rate plus a margin (LIBOR plus 225 basis points, or 7.625% at December 31, 2006) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility. Undrawn amounts under the letters of credit issued through this facility as of December 31, 2006, carry an annual fee of 2.375%. Both the margin on the revolving credit facility and the letter of credit fee adjust contractually based on the Company’s leverage ratio, as defined, which began after the first quarter of 2005. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced in August 2004.
     As of December 31, 2006, the Company has $99.4 million outstanding under the term loan facility. During 2004, the Company obtained, and has subsequently renewed, a letter of credit in the amount of $7.5 million as surety for its long-term reclamation obligation at East Boulder Mine. During 2005, the Company obtained a second letter of credit in the amount of $6.6 million used as collateral for the Company’s surety bonds. In 2006 the Company increased that letter of credit to $10.0 million reducing the amount available under the revolving credit facility to $22.5 million at December 31, 2006.
     The credit facility requires as prepayments 50% of the Company’s annual excess cash flow (as defined in the credit agreement), plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Such prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The Company’s term loan facility, as amended on January 31, 2006, allows the Company to choose between LIBOR loans of various maturities plus a spread of 2.25% or alternate base rate loans plus a spread of 1.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 8.25% at December 31, 2006. The alternate base rate applies only to that portion of the term loan facility in any period for which the Company has not elected to use LIBOR contracts. Substantially all the property and assets of the Company are pledged as security under the credit facility.
     In accordance with the terms of the credit facility, the Company was required to utilize 25% of the net proceeds from sales of palladium received in the Norilsk Nickel transaction to prepay its term loan facility. This sales program ended during the first quarter of 2006. During 2006, the Company prepaid $9.1 million in connection with such sales.
     As of December 31, 2006, $1.0 million of the Company’s debt has been classified as a current liability representing that portion of the term loan facility expected to be prepaid during the next twelve months.
     Covenants in the credit facility include restrictions or limitations on the Company’s ability to: (1) incur additional indebtedness; (2) pay dividends or redeem capital stock; (3) grant liens; (4) make investments, acquisitions, dispositions or enter into mergers; (5) enter into transactions with affiliates; (6) make capital expenditures; (7) refinance or prepay subordinated debt; (8) change the nature of the Company’s business or cease operations at the principal operating properties; and (9) enter into commodity hedging for volumes in excess of expected production. The Company is also subject to financial covenants including a debt to EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) ratio, a debt service coverage ratio, limitations on annual capital expenditures, and a minimum liquidity requirement.
     In response to notice from the credit facility lenders, on July 28, 2006, the Company entered into an interest rate swap agreement that has the effect of fixing the interest rate on $50 million of the Company’s outstanding term loan debt through December 31, 2007. The effective fixed rate of the interest rate swap is 7.628%. The Company has elected not to account for this as a cash flow hedge and accordingly recorded interest expense of approximately $89,000 during 2006 in conjunction with this transaction.
     As of December 31, 2006 and 2005, $1.0 million and $8.4, million, respectively, of the Company’s debt was classified as a current liability representing that portion of the term loan facility expected to be prepaid under this arrangement during the succeeding twelve months.

     Aside from failure to meet financial covenants, other events of default under the terms of the credit facility include: (1) a cross-default linked to other indebtedness of the Company; (2) any material modification to the life-of-mine plans, absent lender consent; (3) a change of control of the Company, subject to certain exceptions, and (4) any material breach by a counterparty to a material sales contract or any unapproved modification or termination of such a sales contract. The Company is in compliance with its covenants under the credit facility at December 31, 2006.
     In preparing its business plan for 2007, the Company has projected its ability to meet the financial covenants in the credit agreement during 2007. While the Company expects to remain in compliance with all financial ratios, the capital expenditure forecast anticipates exceeding the annual limit on capital expenditures for 2007 and 2008. The Company has reviewed this forecast with the affected lenders and expects to reach a resolution before an event of default occurs.
     On January 31, 2006, the Company completed an amendment to the credit facility that reduced the interest rate spreads on the term loan by 100 basis points to 225. A previous provision that required the Company to fix the interest rate on 50% of the outstanding term loan balance through December 31, 2007, if and when the underlying three-month LIBOR reached 4.50% was also amended, increasing the hedging threshold to 5.50%. Under the terms of the amendment, the Company would pay a 1% penalty on certain voluntary prepayment transactions that occur within one year of the effective date of the amendment.
     The following is a schedule by year of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility at December 31, 2006:

Credit Facility
Scheduled Repayments
Year ended	(in thousands)
2007	$1,019
2008	1,019
2009	1,019
2010	96,305

Total	$99,362

CONTRACTUAL OBLIGATIONS
     The Company is obligated to make future payments under various contracts such as debt and capital lease agreements. The following table represents significant contractual cash obligations and other commercial commitments and the related interest payments as of December 31, 2006:

(in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Term loan facility	$1,019	$1,019	$1,019	$96,305	$—	$—	$99,362
Capital lease obligations	477	460	522	—	—	—	1,459
Special Industrial Education Impact Revenue Bonds	178	190	97	—	—	—	465
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	298	268	233	233	233	697	1,962
Asset retirement obligations	—	—	—	—	—	69,479	69,479
Payments of interest	10,824	10,720	10,290	6,696	2,400	20,400	61,330
Other noncurrent liabilities	—	14,386	—	—	—	—	14,386

Total	$12,796	$27,043	$12,161	$103,234	$2,633	$120,576	$278,443

     Debt obligations referred to in the table above are presented as due for repayment under the current terms of the loan agreements, and before any payments of excess cash flow. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2008 include workers’ compensation costs, property taxes and severance taxes. Interest payments noted in the table above assume no early extinguishments of debt and no changes in interest rates.

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
     The Company calculates amortization of capitalized mine development costs by the application of an amortization rate to current production. The amortization rate is based upon un-amortized capitalized mine development costs, and the related ore reserves. Capital development expenditures are added to the un-amortized capitalized mine development costs as the related assets are placed into service. In the calculation of the amortization rate, changes in ore reserves are accounted for as a prospective change in estimate. Ore reserves and the further benefit of capitalized mine development costs are based on significant management assumptions. Any changes in these assumptions, such as a change in the mine plan or a change in estimated proven and probable ore reserves could have a material effect on the expected period of benefit resulting in a potentially significant change in the amortization rate and/or the valuations of related assets. The Company’s proven ore reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Additional capital expenditures will be required to access the Company’s estimated probable ore reserves. These anticipated capital expenditures are not included in the current calculation of depreciation and amortization.
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

     Prior to 2004, the Company amortized all such capitalized development costs at its mines over all proven and probable reserves at each mine. Following an asset impairment write-down at the end of 2003, the Company revisited its assumptions and estimates for amortizing capitalized mine development costs. Following this review, the Company determined to change its method of accounting for development costs as follows:
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
     This change in accounting method, under generally accepted accounting principles then in effect, required the Company to measure the effect of the change at January 1, 2004, as if the new method of amortization had been used in all prior years. The credit for the cumulative effect of the change for all years prior to 2004 of $6.0 million is shown as the “Cumulative Effect of Accounting Change” in the Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2004. The Company’s financial statements also include the pro-forma effect of the accounting change on its 2003 and 2002 financial results.
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
     In accordance with the methodology prescribed by SFAS No. 144, the Company has determined that the carrying value of the Company’s assets was not impaired at December 31, 2006 or December 31, 2005.

Income Taxes
     Income taxes are determined using the asset and liability approach in accordance with the provisions of of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. This method gives consideration to the future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on currently enacted tax rates. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2006, and December 31, 2005, for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized (See Note 13 to the Company’s financial statements). Based on the Company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the Company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the Company could owe income taxes prospectively on the resulting higher taxable income.
Post-closure Reclamation Costs
     In accordance with Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations, the Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation ultimately is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss at the time of settlement.
     Accounting for reclamation obligations requires management to make estimates for each mining operation of the future costs the Company will incur to complete final reclamation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work that the Company is required to perform. Any such increases in future costs could materially impact the amounts charged to operations for reclamation and remediation.
     The Company reviewed its asset retirement assumptions at December 31, 2006 and determined that a net increase of $0.6 million related to the East Boulder Mine was necessary. This adjustment consisted of an increase of $1.5 million related to estimated additional reclamation costs, offset by a reduction of $0.9 million due to an increase in the estimated mine life of the East Boulder Mine.
Derivative Instruments
     From time to time, the Company enters into derivative financial instruments, including fixed forwards, cashless put and call option collars and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue. The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. The Company primarily uses derivatives to hedge metal prices and to manage interest rate risk. As of December 31, 2006, the outstanding derivatives associated with commodity instruments are valued at an unrealized cost of $15.8 million, and are reported as a component of accumulated other comprehensive income. In 2006 the Company entered into an interest rate swap (See Note 16 to the Company’s financial statements) which it has elected not to account for as a cash flow hedge under the provisions of SFAS No. 133.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company is exposed to market risk, including the effects of adverse changes in metal prices and interest rates as discussed below.
COMMODITY PRICE RISK
     The Company produces and sells palladium, platinum and associated by-product metals directly to its customers and also through third parties. As a result, financial performance can be materially affected when prices for these commodities fluctuate. In order to manage commodity price risk and to reduce the impact of fluctuation in prices, the Company enters into long-term contracts and from time to time uses various derivative financial instruments. Because the Company hedges only with instruments that have a high correlation with the value of the hedged transactions, changes in the fair value of the derivatives are expected to be highly effective in offsetting changes in the value of the hedged transaction.
     The Company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The Mitsubishi sales agreement expired at December 31, 2006, but a significant share of the PGM volumes previously committed to Mitsubishi will be assumed under the provisions of the remaining contracts. The contracts together cover significant portions of the Company’s mined PGM production through December 2010 and stipulate floor and ceiling prices for some of the covered production. In the first quarter of 2004 the Company also entered into three new sales contracts under which palladium quantities equal to the 877,169 ounces of palladium received in the Norilsk Nickel stock purchase transaction were sold over a period of two years, primarily for use in automobile catalytic converters. Under these agreements, the Company sold approximately 36,500 ounces of palladium per month, ending in the first quarter of 2006, at a slight volume discount to the market price at the time of delivery. Under one of these agreements, the Company also delivered for sale 3,250 ounces of platinum and 1,900 ounces of rhodium per month also at a slight discount to market prices. The Company from time to time purchased platinum and rhodium in the open market for resale under this monthly delivery obligation. See “Business and Properties- PGM Sales and Hedging Activities” and Note 15 to the Company’s financial statements for a more detailed discussion of the Company’s open positions.
     Beginning in the third quarter of 2005, the major U.S. bond rating agencies successively downgraded the corporate ratings of General Motors Corporation and Ford Motor Company, two of the customers pursuant to the Company’s long-term sales contracts. As a result, the debt of these companies no longer qualifies as investment grade. The Company’s business is substantially dependent on its contracts with Ford and General Motors, particularly because the floor prices in these contracts provide significant price protection to the Company in periods of low palladium prices. Under applicable law, these contracts may be void or voidable if General Motors or Ford becomes insolvent or files for bankruptcy. The loss of either of these contracts could require the Company to sell at prevailing market prices, which might expose it to lower metal prices as compared to the floor prices under the contracts. In such an event, the Company’s operating plans could be threatened. In addition, under the Company’s credit facility, a default or modification of these contracts could prohibit additional loans or require the immediate repayment of outstanding loans. Thus, termination of these contracts could have a material adverse impact on the Company’s operations and viability.
     The Company from time to time enters into fixed forward sales and financially settled forward transactions that may be accounted for as cash-flow hedges to hedge the price risk in its PGM recycling and mine production activities. In the fixed forward transactions, normally metals contained in the spent catalytic materials are sold forward at the time the materials are received and are delivered against the fixed forward contracts when the finished ounces are recovered. The Company accounted for such fixed forwards as cash flow hedges for transactions entered into prior to April 1, 2006; thereafter the Company has elected to account for these transactions using the normal purchase and normal sales provisions contained in SFAS No. 138. Financially settled forwards may be used as a mechanism to hedge against fluctuations in metal prices associated with future production. Generally, the Company accounts for financial settled forward transactions as cash flow hedges. Under financially settled forwards, at each settlement date, the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. The Company’s financially settled forwards are settled at maturity.

     As of December 31, 2006, the Company was party to financially settled forward agreements covering over half of its anticipated platinum sales from mine production for the period from January 2007 through June 2008. These transactions are designed to hedge a total of 113,500 ounces of platinum sales from mine production for the next eighteen months at an overall average price of approximately $988 per ounce.
     Until these contracts mature, any net change in the value of the hedging instrument due to changes in metal prices is reflected in stockholders’ equity in accumulated other comprehensive income. A net unrealized loss of $15.8 million on these instruments existed at December 31, 2006, and is reflected in accumulated other comprehensive income (loss) (See Note 16 to the Company’s financial statements). Because these hedges are highly effective, when these instruments are settled any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sale and will be recognized at that time in operating income. All commodity instruments outstanding at December 31, 2006, are expected to be settled within the next eighteen months.
     The following is a summary of the Company’s commodity derivatives as of December 31, 2006:

Mine Production:
Financially Settled Forwards

	Platinum
	Ounces	Avg. Price	Index
First Quarter 2007	26,500	$915	Monthly London PM Average
Second Quarter 2007	28,000	$1,000	Monthly London PM Average
Third Quarter 2007	23,500	$987	Monthly London PM Average
Fourth Quarter 2007	20,500	$1,000	Monthly London PM Average
First Quarter 2008	9,000	$1,104	Monthly London PM Average
Second Quarter 2008	6,000	$1,054	Monthly London PM Average

PGM Recycling:
Fixed Forwards

	Platinum		Palladium		Rhodium
	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price

First Quarter 2007	18,725	$1,147	9,622	$327	4,682	$4,931
     These hedges are intended to provide some financial protection against a period of low commodity prices. Because they cover only a portion of the Company’s production for a limited period, they do not eliminate the risk of an extended period of low prices. A period of continuous low commodity prices could have a material adverse effect on the calculation of the Company’s ore reserves as well as on the Company’s financial performance.
INTEREST RATE RISK
     As of December 31, 2006, the Company had $99.4 million outstanding under its $140 million term loan facility, bearing interest at a variable rate of 7.625% based upon LIBOR (5.375% at December 31, 2006) plus a 2.25% margin (See Note 7 to the Company’s financial statements). At the current LIBOR, this represents an interest cost of approximately $7.6 million per year. Although the margin on this debt is fixed, the LIBOR is subject to short-term fluctuations in market interest rates. Each 1% increase in LIBOR increases the Company’s estimated annual interest cost by approximately $1.0 million.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stillwater Mining Company:
We have audited the accompanying balance sheets of Stillwater Mining Company as of December 31, 2006 and 2005, and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stillwater Mining Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, as of January 1, 2005.
As discussed in note 3 to the financial statements, the Company changed its method of accounting for the amortization of capitalized mine development costs effective January 1, 2004.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stillwater Mining Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Billings, Montana
February 22, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stillwater Mining Company:
We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Stillwater Mining Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stillwater Mining Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Stillwater Mining Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Stillwater Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stillwater Mining Company as of December 31, 2006 and 2005, and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 22, 2007, which expressed an unqualified opinion on those financial statements.
As discussed in note 2 to the financial statements, the Company adopted Statement of Accounting Standards No. 123 (revised 2004), Share-Based Payment, as of January 1, 2005.
As discussed in note 3 to the financial statements, the Company changed its method of accounting for the amortization of capitalized mine development costs effective January 1, 2004.
/s/ KPMG LLP
Billings, Montana
February 22, 2007

STILLWATER MINING COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

Year ended December 31,	2006	2005	2004
REVENUES

Mine production	$292,204	$264,206	$266,684
PGM recycling	269,941	90,695	76,388
Sales of palladium received in Norilsk Nickel transaction	17,637	87,309	85,952
Other	33,366	65,252	18,503

Total revenues	613,148	507,462	447,527

COSTS AND EXPENSES
Cost of metals sold:
Mine production	199,982	190,171	173,571
PGM recycling	250,444	85,522	71,326
Sales of palladium received in Norilsk Nickel transaction	10,785	74,542	63,774
Other	32,300	65,163	18,628

Total costs of metals sold	493,511	415,398	327,299
Depreciation and amortization:
Mine production	83,583	79,032	57,321
PGM recycling	100	55	48

Total depreciation and amortization	83,683	79,087	57,369

Total costs of revenues	577,194	494,485	384,668
Exploration	332	—	—
Marketing	4,186	592	548
General and administrative	23,221	19,872	19,191
Loss on disposal of property, plant and equipment	279	112	3,640
Restructuring credits, net	—	(243)	—

Total costs and expenses	605,212	514,818	408,047

OPERATING INCOME (LOSS)	7,936	(7,356)	39,480

OTHER INCOME (EXPENSE)
Other	94	11	(2)
Interest income	11,322	5,217	2,220
Interest expense	(11,413)	(11,733)	(17,892)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	7,939	(13,861)	23,806

Income tax provision	(10)	(13)	(3)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	7,929	(13,874)	23,803

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAX BENEFIT	—	—	6,035

NET INCOME (LOSS)	7,929	(13,874)	29,838

Other comprehensive income (loss), net of tax	1,799	(12,437)	(4,145)

COMPREHENSIVE INCOME (LOSS)	$9,728	$(26,311)	$25,693

Pro-forma amounts assuming the new amortization method is applied retroactively (see Note 3):
NET INCOME			$23,803

See accompanying notes to the financial statements.

STILLWATER MINING COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Continued)

Year ended December 31,	2006	2005	2004
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Income (loss) before cumulative effect of accounting change	$7,929	$(13,874)	$23,803

Cumulative effect of accounting change	—	—	6,035

Net income (loss)	$7,929	$(13,874)	$29,838

Weighted average common shares outstanding
Basic	91,260	90,702	90,180
Diluted	91,580	90,702	90,540

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.09	$(0.15)	$0.26
Cumulative effect of accounting change	—	—	0.07

Net income (loss)	$0.09	$(0.15)	$0.33

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.09	$(0.15)	$0.26
Cumulative effect of accounting change	—	—	0.07

Net income (loss)	$0.09	$(0.15)	$0.33

Pro-forma amounts assuming the new amortization method is applied retroactively (see Note 3):

Basic earnings per share
Net income			$0.26

Diluted earnings per share
Net income			$0.26

See accompanying notes to the financial statements.

STILLWATER MINING COMPANY
BALANCE SHEETS
(in thousands, except share and per share amounts)

December 31,	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$88,360	$80,260
Restricted cash	3,785	2,685
Investments, at fair market value	35,497	55,668
Inventories	106,895	86,634
Advances on inventory purchases	24,191	6,950
Accounts receivable	16,008	27,287
Deferred income taxes	5,063	5,313
Other current assets	4,540	4,114

Total current assets	284,339	268,911
Property, plant and equipment, net	460,328	445,199
Long-term investment	1,869	—
Other noncurrent assets	9,487	7,347

Total assets	$756,023	$721,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,833	$14,407
Accrued payroll and benefits	20,348	17,801
Property, production and franchise taxes payable	11,123	9,542
Current portion of long-term debt and capital lease obligations	1,674	1,776
Portion of debt repayable upon liquidation of finished palladium in inventory	—	7,324
Fair value of derivative instruments	15,145	13,284
Unearned income	5,479	69
Other current liabilities	6,988	4,884

Total current liabilities	85,590	69,087
Long-term debt and capital lease obligations	129,007	132,307
Fair value of derivative instruments	715	4,318
Deferred income taxes	5,063	5,313
Accrued workers compensation	10,254	5,854
Asset retirement obligation	8,550	7,328
Other noncurrent liabilities	4,288	3,706

Total liabilities	$243,467	$227,913

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 91,514,668 and 90,992,045 shares issued and outstanding	915	910
Paid-in capital	617,107	607,828
Accumulated deficit	(89,863)	(97,792)
Accumulated other comprehensive loss	(15,603)	(17,402)

Total stockholders’ equity	512,556	493,544

Total liabilities and stockholders’ equity	$756,023	$721,457

See accompanying notes to the financial statements.

STILLWATER MINING COMPANY
STATEMENTS OF CASH FLOWS
(in thousands)

Year ended December 31,	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,929	$(13,874)	$29,838
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83,683	79,087	57,369
Lower of cost or market inventory adjustment	2,519	2,466	—
Loss on disposal of property, plant and equipment	279	112	3,640
Cumulative effect of change in accounting method	—	—	(6,035)
Restructuring credits, net	—	(243)	—
Cash paid on accrued restructuring costs	—	(334)	(103)
Stock issued under employee benefit plans	4,910	4,715	3,934
Amortization of debt issuance costs	783	624	4,857
Share based compensation	3,549	2,371	1,071

Changes in operating assets and liabilities:
Inventories	(24,440)	73,024	50,825
Advances on inventory purchases	(17,241)	(6,950)	—
Accounts receivable	11,279	(2,151)	(14,409)
Employee compensation and benefits	2,547	4,406	2,740
Accounts payable	10,426	(622)	5,248
Property, production and franchise taxes payable	1,581	359	679
Workers compensation	4,400	793	1,260
Asset retirement obligation	650	536	456
Restricted cash	(1,100)	(35)	—
Unearned income	5,410	(595)	(335)
Other	(201)	(2,555)	(4,195)

NET CASH PROVIDED BY OPERATING ACTIVITIES	96,963	141,134	136,840

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(97,802)	(92,074)	(76,739)
Purchase of long-term investment	(1,869)	—	—
Proceeds from disposal of property, plant and equipment	615	129	238
Purchases of investments	(106,287)	(98,419)	(40,650)
Proceeds from sales and maturities of investments	126,434	56,103	39,350

NET CASH USED IN INVESTING ACTIVITIES	(78,909)	(134,261)	(77,801)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of long-term debt	—	—	140,000
Payments on long-term debt and capital lease obligations	(10,726)	(22,683)	(137,544)
Issuance of common stock, net of stock issue costs	825	40	2,734
Payments for debt issuance costs	(579)	(22)	(3,838)
Other	526	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,954)	(22,665)	1,352

CASH AND CASH EQUIVALENTS
Net increase (decrease)	8,100	(15,792)	60,391
Balance at beginning of year	80,260	96,052	35,661

BALANCE AT END OF YEAR	$88,360	$80,260	$96,052

See accompanying notes to the financial statements.

STILLWATER MINING COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

				Retained Earnings	Accumulated Other
	Shares	Common		(Accumulated	Comprehensive Income	Total Stockholders’
	Outstanding	Stock	Paid-in Capital	Deficit)	(Loss)	Equity
BALANCE AT DECEMBER 31, 2003	89,849	$899	$592,974	$(113,756)	$(820)	$479,297

Net income	—	—	—	29,838	—	29,838
Change in net unrealized gains on derivative
financial instruments, net of tax	—	—	—	—	(4,145)	(4,145)
Common stock issued under employee benefit plans	300	3	3,931	—	—	3,934
Common stock issued under stock plans	278	2	2,732	—	—	2,734
Nonvested shares of common stock granted to
officers and employees	7	—	—	—	—	—
Amortization of unearned nonvested stock	—	—	1,071	—	—	1,071

BALANCE AT DECEMBER 31, 2004	90,434	$904	$600,708	$(83,918)	$(4,965)	$512,729

Net loss	—	—	—	(13,874)	—	(13,874)
Change in net unrealized gains on derivative
financial instruments, net of tax	—	—	—	—	(12,639)	(12,639)
Change in fair market value of securities	—	—	—	—	202	202
Common stock issued under employee benefit plans	532	6	4,709	—	—	4,715
Stock option expense	—	—	404	—	—	404
Common stock issued under stock plans		11	40	—	—	40
Common stock issued under Directors’ deferral plan	12	—	33	—	—	33
Nonvested shares of common stock granted to officers and employees	3	—	—	—	—	—
Amortization of unearned nonvested stock	—	—	1,934	—	—	1,934

BALANCE AT DECEMBER 31, 2005	90,992	$910	$607,828	$(97,792)	$(17,402)	$493,544

Net income	—	—	—	7,929	—	7,929
Change in net unrealized gains on derivative
financial instruments, net of tax	—	—	—	—	1,824	1,824
Change in fair market value of securities	—	—	—	—	(25)	(25)
Common stock issued under employee benefit plans	409	4	4,906	—	—	4,910
Stock option expense	—	—	276	—	—	276
Common stock issued under stock plans	101	1	824	—	—	825
Common stock issued under Directors’ deferral plan	4	—	43	—	—	43
Nonvested shares of common stock granted to officers and employees	9	—	—	—	—	—
Amortization of unearned nonvested stock	—	—	3,250	—	—	3,250
Forfeiture of nonvested stock	—	—	(20)	—	—	(20)

BALANCE AT DECEMBER 31, 2006	91,515	$915	$617,107	$(89,863)	$(15,603)	$512,556

See accompanying notes to the financial statements.

STILLWATER MINING COMPANY
NOTES TO THE FINANCIAL STATEMENTS
NOTE 1
NATURE OF OPERATIONS
     Stillwater Mining Company, a Delaware corporation, is engaged in the development, extraction, processing, refining and marketing of palladium, platinum and associated metals (platinum group metals or PGMs) from a geological formation in south central Montana known as the J-M Reef and from the recycling of spent catalytic converters. The J-M Reef is a twenty-eight (28) mile long geologic formation containing one of the largest deposits of platinum group metals (PGMs) in the world.
     The Company’s mining operations consist of the Stillwater Mine located on the J-M Reef in Nye, Montana, the East Boulder Mine, located at the western end of the J-M Reef in Sweet Grass County, Montana and a smelter and base metal refinery located in Columbus, Montana. The Company processes its mining concentrates and recycles spent catalyst material received from third parties to recover PGMs at the smelter and refinery.
     The Company’s operations can be significantly affected by risks and uncertainties associated with the mining industry as well as those specifically related to its operations. The risks and uncertainties that the Company faces include but are not limited to the following: price volatility of palladium and platinum, economic and political events affecting supply and demand for these metals, mineral reserve estimation, environmental obligations, government regulations, ownership of and access to mineral reserves and compliance with credit agreement covenants.
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
CASH AND CASH EQUIVALENTS
     Cash and cash equivalents consist of all cash balances and all highly liquid investments purchased with an original maturity of three months or less.
RESTRICTED CASH
     Restricted cash consists of cash equivalents that have been posted as collateral on two outstanding letters of credit. The restrictions on the balances lapse upon expiration of the letters of credit, which currently have terms of less than one year. The Company anticipates renewing these letters of credit upon expiration.
INVESTMENTS
     The Company accounts for investments in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investment securities at December 31, 2006, accounted for under SFAS No. 115, consist of federal agency notes and commercial paper with a stated maturity in excess of three months but less than one year. All securities are deemed by management to be available-for-sale and are reported at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction of the carrying amount of the security to fair value. The impairment is charged to earnings and a new cost basis for the security is established (See Note 4).
     The Company’s long-term investment is accounted for in accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The investment is recorded at cost due to less than 20% equity interest and no significant Company control over the investee.

INVENTORIES
     Metals inventories are carried at the lower of current realizable value or average cost taking into consideration the Company’s long-term sales contracts and average unit costs. Production costs include the cost of direct labor and materials, depreciation and amortization, and overhead costs relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or fair market value.
RECEIVABLES
     Accounts receivable and other receivable balances recorded in other current assets are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectibility of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. As of December 31, 2006 and 2005, the Company has determined that no allowance against its receivables was necessary.
PROPERTY, PLANT AND EQUIPMENT
     Plant facilities and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from three to seven years or, for capital leases, the term of the related leases if shorter. Maintenance and repairs are charged to cost of revenues as incurred.
     Capitalized mine development costs are capital expenditures incurred to increase existing production, develop new orebodies or develop mineral property substantially in advance of production. Capitalized mine development costs include a vertical shaft, multiple surface adits and underground infrastructure development including footwall laterals, ramps, rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. These expenditures are capitalized and amortized over the life of the mine or over a shorter mining period, depending on the period benefited by those expenditures, using the units-of-production method. The Company utilizes total proven and probable ore reserves, measured in tons, as the basis for determining the life of mine and uses the ore reserves in the immediate and relevant vicinity as the basis for determining the shorter mining period. Prior to 2004, the Company amortized all capitalized mine development costs over total proven and probable ore reserves at each mine. See Note 3 for discussion of the Company’s change in accounting method at January 1, 2004, for the amortization of capitalized mine development costs.
     The Company calculates amortization of capitalized mine development costs in any vicinity by applying an amortization rate to the relevant current production. The amortization rates are each based upon a ratio of un-amortized capitalized mine development costs to the related ore reserves. Capital development expenditures are added to the un-amortized capitalized mine development costs and amortization rates updated as the related assets are placed into service. In the calculation of the amortization rate, changes in ore reserves are accounted for as a prospective change in estimate. Ore reserves and the further benefit of capitalized mine development costs are determined based on management assumptions. Any significant changes in these assumptions, such as a change in the mine plan or a change in estimated proven and probable ore reserves, could have a material effect on the expected period of benefit resulting in a potentially significant change in the amortization rate and/or the valuations of related assets. The Company’s proven ore reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Additional capital expenditures will be required to access the Company’s estimated probable ore reserves. These anticipated capital expenditures are not included in the current calculation of depreciation and amortization.
     Expenditures incurred to sustain existing production and directly access specific ore reserve blocks or stopes provide benefit to ore reserve production over limited periods of time (secondary development) and are charged to operations as incurred. These costs include ramp and stope access excavations from the primary haulage levels (footwall laterals), stope material rehandling/laydown excavations, stope ore and waste pass excavations and chute installations, stope ventilation raise excavations and stope utility and pipe raise excavations.
     Interest is capitalized on expenditures related to major construction or development projects and is amortized using the same method as the related asset. Interest capitalization is discontinued when the asset is placed into operation or when development and construction cease.

LEASES
     The Company follows SFAS No. 13, Accounting for Leases. The Company evaluates the criteria as outlined in SFAS No. 13 when classifying a lease as either capital or operating. All capital leases are depreciated either over the useful life of the asset or over the lease term.
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
     Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between significant assumptions and market conditions such as PGM prices, lower than expected recoverable ounces, and/or the Company’s operating performance could have a material effect on the Company’s determination of ore reserves, or its ability to recover the carrying amounts of its long-lived assets resulting in potential additional impairment charges.
FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company’s non-derivative financial instruments consist primarily of cash equivalents, accounts receivable, investments, debt, and capital lease obligations. The carrying amounts of cash equivalents and accounts receivable approximate fair value due to their short maturities. The carrying amounts of investments approximate fair value based on market quotes. The carrying amount of the Company’s term debt approximates fair value as the interest rate on this debt is variable.
     At December 31, 2006 and 2005, based on rates available for similar types of leases, the fair values of the Company’s capital lease obligations were not materially different from their carrying amounts. The fair value of the Company’s $30 million 8% Series 2000 exempt facility revenue bonds was approximately $31.3 million at December 31, 2006 and $31.1 million at December 31, 2005. The $0.5 million aggregate fair value of the Company’s special industrial education impact revenue bonds was not materially different from their carrying values at December 31, 2006 and 2005.
     The Company plans to adopt SFAS No. 157, Fair Value Measurements, as of January 1, 2008. This Statement defines fair value, establishes a framework in accordance with generally accepted accounting principles (GAAP) for measuring fair value, and expands disclosures about fair value measurements. The Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). It clarifies that fair value is based on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). New disclosure requirements focus on specifying the inputs used to measure fair value and, for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings (or changes in net assets) for the period. The Company does not anticipate significant changes in the reported fair value of its assets or liabilities as a result of adopting SFAS No. 157.
REVENUE RECOGNITION
     Revenue is comprised of mine production revenue, PGM recycling revenue, sales of palladium received in the Norilsk Nickel transaction and other sales revenue. Mine production revenue consists of the sales of palladium and platinum extracted by the Company’s mining operations, including any realized hedging gains or losses, and is reduced by sales discounts associated with long-term sales contracts. PGM recycling revenue consists of the sales of recycled palladium, platinum and rhodium derived from spent catalytic materials, including any realized hedging gains or losses. Sales of palladium received in the Norilsk Nickel transaction and other revenue consists of palladium sales under sales contracts related to palladium received in the 2003 Norilsk Nickel transaction and PGM metals acquired for resale under these sales contracts or otherwise.

     Pursuant to the guidance in Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred either physically or through an irrevocable transfer of metals to customers’ accounts, the price is fixed or determinable, no related obligations remain and collectibility is probable. Under the terms of sales contracts and purchase orders received from customers, the Company recognizes revenue when the product is in a refined and saleable form and title passes, which is typically when the product is transferred from the account of the Company to the account of the customer. Under certain of its sales agreements, the Company instructs a third party refiner to transfer metal from the Company’s account to the customer’s account; at this point, the Company’s account at the third party refinery is reduced and the purchaser’s account is increased by the number of ounces of metal sold. These transfers are irrevocable and the Company has no further responsibility for the delivery of the metals. Under other sales agreements, physical conveyance occurs by the Company arranging for shipment of metal from the third party refinery to the purchaser. In these cases, revenue is recognized at the point when title passes contractually to the purchaser. Sales discounts are recognized when the related revenue is recorded. The Company classifies any sales discounts as a reduction in revenue.
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
     Unrealized derivative gains and losses recorded in current and non-current assets and liabilities and amounts recorded in other comprehensive income are non-cash items and therefore are taken into account in the preparation of the statement of cash flows based on their respective balance sheet classifications.
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
RECLAMATION AND ENVIRONMENTAL COSTS
     The Company accounts for its obligations associated with the retirement of tangible long-term assets and the associated asset retirement costs in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations (See Note 9). The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.
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

     Under SFAS No. 143, accounting for reclamation obligations requires management to make estimates for each mining operation of the future costs the Company will incur to complete final reclamation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work that the Company is required to perform. Any such increases in future costs could materially impact the amounts charged in future periods to operations for reclamation and remediation.
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2006 and 2005, for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized (See Note 13). Based on the Company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the Company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the Company could owe income taxes prospectively on the resulting higher taxable income.
     The Company will adopt FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes (FIN 48) in 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Adoption of FIN 48 is not expected to impact the Company’s financial status.
STOCK-BASED COMPENSATION
     Effective January 1, 2005, the Company elected early adoption of SFAS No. 123 (revised 2004), Share Based Payment (SFAS No. 123 (R)). SFAS No. 123 (R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the respective vesting periods and determined using a fair-value-based measurement method. The fair values for stock options and other stock-based compensation awards issued to employees are estimated at the date of grant using a Black-Scholes option pricing model. (See Note 12).
     Prior to 2005, the Company elected to account for stock options and other stock-based compensation awards using the intrinsic value method in accordance with APB Opinion No. 25. Accordingly, because stock options are granted at an exercise price equal to the market price on the grant date, no compensation expense was recognized for stock options issued under the Company’s stock option plans. The Company recorded compensation expense for other stock-based compensation awards over the vesting periods. The Company had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. Had the Company accounted for its stock options under the fair value method of SFAS No. 123 in 2004, the results would have been:

(in thousands)	2004
Net income, as reported	$29,838
Add stock-based employee compensation expense included in reported net income, net of tax	1,071
Deduct total stock-based employee compensation expense determined under fair-value based method for all rewards, net of tax	(1,787)

Pro forma net income	$29,122

Earnings per share, as reported:
Basic	$0.33

Diluted	$0.33

Pro forma earnings per share:
Basic	$0.32

Diluted	$0.32

EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No adjustments were made to reported net income (loss) in the computation of earnings per share. The Company currently has only one class of equity shares outstanding.
     The effect of outstanding stock options on diluted weighted average shares outstanding was 85,341 and 132,426 shares for 2006 and 2004, respectively. All stock options were antidilutive in 2005 because the Company reported a net loss and inclusion of any of these options would have reduced the net loss per share amounts.
     The effect of outstanding nonvested shares was to increase diluted weighted average shares outstanding by 234,439 and 227,357 shares for 2006 and 2004. There was no effect for 2005 because the Company reported a net loss and inclusion of any of these shares would have reduced the net loss per share amounts.
COMPREHENSIVE INCOME
     Comprehensive income includes net income, as well as other changes in stockholders’ equity that result from transactions and events other than those with stockholders. The Company’s only significant elements of other comprehensive income are unrealized gains and losses on derivative financial instruments and available-for-sale securities.
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

USE OF ESTIMATES
     The preparation of the Company’s financial statements in conformity with United States of America generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management’s estimates relate to mineral reserves, reclamation and environmental obligations, valuation allowance for deferred tax assets, useful lives utilized for depreciation, amortization and accretion calculations, future cash flows from long-lived assets, fair value of derivatives and accruals for restructuring costs. Actual results could differ from these estimates.
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
     Prior to 2004, the Company amortized all such capitalized development costs at its mines over all proven and probable reserves at each mine. Following an asset impairment write-down at the end of 2003, the Company revisited its assumptions and estimates for amortizing capitalized mine development costs as follows:
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
     This change in accounting method, under generally accepted accounting principles then in effect, required the Company to measure the effect of the change at January 1, 2004, as if the new method of amortization had been used in all prior years. The credit for the cumulative effect of the change for all years prior to 2004 of $6.0 million is shown as the “Cumulative Effect of Accounting Change” in the Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2004.
NOTE 4
INVESTMENTS
     The Company held $35.5 million and $55.7 million of available-for-sale marketable securities at December 31, 2006 and 2005, respectively, consisting of federal agency notes and commercial paper with stated maturities greater than three months and less than one year.

     The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale investment securities by major security type and class of security at December 31, are as follows:

		Gross	Gross
		unrealized	unrealized	Fair
(in thousands)	Cost	gains	losses	market value
2006
Federal agency notes	$25,464	$111	$—	$25,575
Commercial paper	9,856	66	—	9,922

Total	$35,320	$177	$	$35,497

2005
Federal agency notes	$37,719	$89	$—	$37,808
Commercial paper	17,747	113	—	17,860

Total	$55,466	$202	$—	$55,668

     During the fourth quarter of 2006, the Company invested $1.9 million to secure approximately an 11% interest in Pacific North West Capital Corp., a Canadian exploration Company that specializes in identifying and delineating potential PGM reserve targets.
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
     During 2006 and 2005, the Company reduced the aggregate inventory carrying value of certain of its in-process and finished goods inventories by $2.5 million to reflect costs in excess of market value.
     Inventories at December 31 consisted of the following:

(in thousands)	2006	2005
Metals inventory Raw ore	$596	$2,206
Concentrate and in-process	37,086	24,661
Finished goods	53,081	35,945
Palladium inventory from Norilsk Nickel transaction	—	10,694

	90,763	73,506
Materials and supplies	16,132	13,128

	$106,895	$86,634

NOTE 6
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31 consisted of the following:

(in thousands)	2006	2005
Machinery and equipment	$61,206	$51,987
Leased equipment	2,614	2,666
Buildings and structural components	143,859	142,438
Mine development	373,929	300,407
Land	7,721	7,721
Construction-in-progress:
Stillwater Mine	47,428	47,488
East Boulder Mine	40,658	33,334
Other construction-in-progress	2,433	554

	679,848	586,595
Less accumulated depreciation and amortization	(219,520)	(141,396)

	$460,328	$445,199

The Company’s capital expenditures for the years ended December 31, were as follows:

(in thousands)	2006	2005	2004
Stillwater Mine	$53,650	$53,059	$47,052
East Boulder Mine	41,173	38,041	25,095
Other	2,979	1,005	4,712

Total capital expenditures	97,802	92,105	76,859
Acquired by capital lease transactions	—	(31)	(120)

Total cash paid for capital expenditures	$97,802	$92,074	$76,739

NOTE 7
DEBT AND CAPITAL LEASE OBLIGATIONS
CREDIT AGREEMENT
     On August 3, 2004, the Company entered into a $180 million credit facility with a syndicate of financial institutions that replaced the Company’s previous $250 million credit facility. The credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 225 basis points, or 7.625% at December 31, 2006) and a $40 million five-year revolving credit facility bearing interest when drawn at a variable rate plus a margin (LIBOR plus 225 basis points, or 7.625% at December 31, 2006) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility. Undrawn amounts under the letters of credit issued through this facility as of December 31, 2006, carry an annual fee of 2.375%. Both the margin on the revolving credit facility and the letter of credit fee adjust contractually based on the Company’s leverage ratio, as defined, beginning after the first quarter of 2005. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced on August 31, 2004.
     On January 31, 2006, the Company completed an amendment to the credit facility that reduced the interest rate spread on the term loan to 225 basis points. A previous provision that required the Company to fix the interest rate on 50% of the outstanding term loan balance through December 31, 2007, if and when the underlying three-month LIBOR reached 4.50% was also amended, increasing the hedging threshold to 5.50%. Under the terms of the amendment, the Company would pay a 1% penalty on certain voluntary prepayment transactions that occur within one year of the effective date of the amendment.
     On July 28, 2006, the Company entered into an interest rate swap agreement that that has the effect of fixing the interest rate on $50 million of the Company’s outstanding term loan debt through December 31, 2007. The effective fixed rate of the interest rate swap is 7.628%.
     As of December 31, 2006, the Company has $99.4 million outstanding under the term loan facility. At December 31, 2006 and 2005, the Company had obtained letters of credit in the amount of $17.5 million and $14.1 million, respectively, as partial surety for certain of its long-term reclamation obligations, which reduced amounts available under the revolving credit facility to $22.5 million at December 31, 2006, and $25.9 million at December 31, 2005.
     The credit facility requires as prepayments 50% of the Company’s annual excess cash flow (as defined in the credit agreement), plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Such prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The Company’s term loan facility, as amended on January 31, 2006, allows the Company to choose between LIBOR loans of various maturities plus a spread of 2.25% or alternate base rate loans plus a spread of 1.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 8.25% at December 31, 2006. The alternate base rate applies only to that portion of the term loan facility in any period for which the Company has not elected to use LIBOR contracts. Substantially all the property and assets of the Company are pledged as security under the credit facility.
     In accordance with the terms of the credit facility, the Company was required to remit 25% of the net proceeds from sales of palladium received in the Norilsk Nickel transaction to prepay its term loan facility. The program to sell this palladium was completed during the first quarter of 2006. Term loan prepayments attributable to these palladium sales totaled $9.1 million during 2006 and $20.8 million during 2005.
     As of December 31, 2006 and 2005, $1.0 million and $8.4 million of the Company’s debt was classified as a current liability representing that portion of the term loan facility expected to be prepaid under this arrangement during the next twelve months.
     Covenants in the credit facility include restrictions on the Company’s ability to: (1) incur additional indebtedness; (2) pay dividends or redeem capital stock; (3) grant liens; (4) make investments, acquisitions, dispositions or enter into mergers; (5) enter into transactions with affiliates; (6) make capital expenditures; (7) refinance or prepay subordinated debt; (8) change the nature of the Company’s business or cease operations at the principal operating properties; and (9) enter into commodity hedging for volumes in excess of expected production. The Company is also subject to financial covenants including a Debt to EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) ratio, a Debt Service Coverage Ratio, annual limits on capital expenditures and a minimum liquidity requirement. These covenants were not affected by the January 31, 2006 amendment.

     Aside from failure to meet financial covenants, other events of default under the credit facility include: (1) a cross-default linked to other indebtedness of the Company; (2) any material modification to the life-of-mine plans, absent lender consent; (3) a change of control of the Company, subject to certain exceptions, and (4) any material breach by a counterparty to a material sales contract or any unapproved modification or termination of such a sales contract. At December 31, 2006, the Company was in compliance with all of its covenants under the credit facility.
     In preparing its business plan for 2007, the Company has projected its ability to meet the financial covenants in the credit agreement during 2007. While the Company expects to remain in compliance with all financial ratios, the capital expenditure forecast anticipates exceeding the annual limit on capital expenditures for 2007 and 2008. The Company has reviewed this forecast with the affected lenders and expects to reach a resolution before an event of default occurs.
     The following is a schedule of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility at December 31, 2006, without regard to the prepayments required to be offered out of excess cash flow, or paid at the Company’s discretion:

Credit Facility
Scheduled Repayments
Year ended	(in thousands)
2007	$1,019
2008	1,019
2009	1,019
2010	96,305

Total	$99,362

EQUIPMENT LEASE AGREEMENTS
     The Company leases certain underground mining equipment under leasing agreements containing purchase options that can be exercised at the end of the original lease terms. The duration of these leases range from three to seven years. The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

Year ended December 31, (in thousands)
2007	$569
2008	519
2009	535

Total minimum lease payments	1,623
Less amount representing interest	164

Present value of net minimum lease payments	1,459
Less current portion	477

Total long-term capital lease obligation	$982

EXEMPT FACILITY REVENUE BONDS
     During 2000, the Company completed a $30 million offering of Exempt Facility Revenue Bonds, Series 2000, through the State of Montana Board of Investments. The bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Mine. The bonds mature on July 1, 2020, and have a stated interest rate of 8.00% with interest paid semi-annually. The bonds have an effective interest rate of 8.57%. Net proceeds from the offering were $28.7 million. The balance outstanding for the years ended December 31, 2006 and 2005 was $29.4 million, which is net of unamortized discount of $0.6 million.
SPECIAL INDUSTRIAL EDUCATION IMPACT REVENUE BONDS
     The Company issued these bonds in 1989 in three series to finance impact payments to local school districts. The bonds bear interest at varying rates between 6.5% and 7.8% and mature in increasing annual principal amounts through 2009. The aggregate balance outstanding at December 31, 2006 and 2005 was $0.5 million and $0.6 million, respectively, of which approximately $0.2 million is classified as current in each year. The bonds, which are collateralized by the Company’s real estate, are secured by guarantees from Chevron Corporation and Manville Corporation. Scheduled principal repayments during the years 2007 and 2008 are approximately $0.2 million in each year. Scheduled principal repayment in 2009 is approximately $0.1 million.
CASH PAID FOR INTEREST
     The Company made cash payments for interest of $10.3 million, $10.7 million and $13.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.
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
     The following summary sets forth the changes of the restructuring accrual during 2004 and 2005:

(in thousands)
Balance at December 31, 2003	$680
Cash paid	(103)

Balance at December 31, 2004	$577

Cash paid	(334)
Accrual adjustments	(243)

Balance at December 31, 2005	$—

NOTE 9
ASSET RETIREMENT OBLIGATION
     The following summary sets forth the annual changes to the Company’s asset retirement obligations in 2006, 2005 and 2004:

	Stillwater	East Boulder
(in thousands)	Mine	Mine	Total
Balance at January 1, 2004	$3,373	$743	$4,116

Liabilities incurred	1,987	—	1,987
Accretion expense	305	151	456
Revision of estimated cash flows	(689)	922	233

Balance at December 31, 2004	$4,976	$1,816	$6,792

Liabilities incurred	—	—	—
Accretion expense	370	166	536
Revision of estimated cash flows	—	—	—

Balance at December 31, 2005	$5,346	$1,982	$7,328

Liabilities incurred	$—	$1,453	$1,453
Accretion expense	470	180	650
Revision of estimated cash flows	—	(881)	(881)

Balance at December 31, 2006	$5,816	$2,734	$8,550

     During 2004, the Company recorded a $1.3 million net adjustment related to the Stillwater Mine. This adjustment consisted of an increase of $2.0 million related to estimated additional reclamation costs, offset by a reduction of $0.7 million due to a change in the estimated mine life at Stillwater Mine. The same year, the Company also recorded a $0.9 million increase due to a revision of estimated cash flows related to East Boulder Mine. This was a result of a change in the estimated mine life at East Boulder Mine.
     In 2006, the Company recorded a $0.6 million net adjustment related to expanded operations at the East Boulder Mine. This adjustment consisted of an increase of $1.5 million related to estimated additional reclamation costs, offset by a reduction of $0.9 million due to an increase in the estimated mine life at East Boulder.
     At December 31, 2006, the Company had posted surety bonds with the State of Montana in the amount of $13.1 million, and had obtained a letter of credit of $7.5 million to satisfy the current $20.6 million of financial guarantee requirements determined by the regulatory agencies. The Company believes these financial guarantee requirements are likely to increase once the state completes an updated environmental impact statement.
NOTE 10
COMPREHENSIVE INCOME
     Comprehensive income consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income. As of December 31, 2006, such items consist of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities and available-for-sale marketable securities.
     The Company had commodity instruments relating to financially settled forwards outstanding during 2006 accounted for as cash flow hedges. The net unrealized loss on these instruments, $15.8 million at December 31, 2006, will be reflected in other comprehensive income until these instruments are settled. All commodity instruments outstanding at December 31, 2006, are expected to settle within the next eighteen months (see Note 15).

     The following summary sets forth the changes in AOCI during 2006, 2005 and 2004:

				Accumulated
	Available for			Other
	Sale	Commodity	Interest Rate	Comprehensive
(in thousands)	Securities	Instruments	Swaps	Loss
Balance at December 31, 2003	$—	$(910)	$(443)	$(1,353)

Reclassification to earnings	—	844	443	1,287
Change in value	—	(4,899)	—	(4,899)

Comprehensive income (loss)	$—	$(4,055)	$443	$(3,612)

Balance at December 31, 2004	$—	$(4,965)	$—	$(4,965)

Reclassification to earnings	—	8,021	—	8,021
Change in value	202	(20,660)	—	(20,458)

Comprehensive income (loss)	$202	$(12,639)	$—	$(12,437)

Balance at December 31, 2005	$202	$(17,604)	$—	$(17,402)

Reclassification to earnings	—	31,055	—	31,055
Change in value	(25)	(29,231)	—	(29,256)

Comprehensive income (loss)	$(25)	$1,824	$—	$1,799

Balance at December 31, 2006	$177	$(15,780)	$—	$(15,603)

NOTE 11
EMPLOYEE BENEFIT PLANS
     The Company has adopted two savings plans, which qualify under section 401(k) of the U.S. Internal Revenue Code, covering essentially all non-bargaining and bargaining employees. Employees may elect to contribute up to 60% of eligible compensation, subject to the Employee Retirement Income Security Act of 1974 (ERISA) limitations. The Company is required to make matching contributions equal to 100% of the employee’s contribution up to 6% of the employee’s compensation. Matching contributions can be paid with common stock of the Company. During 2006, 2005 and 2004, the Company issued 409,187, 532,332, and 300,286 shares of common stock, respectively, with a market value on the respective grant dates of approximately $4.9 million, $4.7 million and $3.9 million, respectively, to match employees’ contributions. The Company made no cash contributions to the plans in 2006, 2005 or 2004.
NOTE 12
COMMON STOCK PLANS
STOCK PLANS
     The Company sponsors certain stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. During 2004, the 1994 Incentive Plan was terminated. Authorized shares of common stock have been reserved for options that were issued prior to the expiration of the 1994 Incentive Plan. In April 2004, stockholders approved the 2004 Equity Incentive Plan. As of December 31, 2006, there were approximately 7,801,000 shares of common stock authorized for issuance under the Plans, including approximately 5,250,000, 1,400,000 and 1,151,000 authorized for the 2004 Equity Incentive Plan, the General Plan and the 1994 Incentive Plan, respectively. Options for approximately 5,005,000 and 2,796,000 shares were available and reserved, respectively, for grant as of December 31, 2006.
     Awards granted under the Plans may consist of incentive stock options (ISOs) or non-qualified stock options (NQSOs), stock appreciation rights (SARs), nonvested shares or other stock-based awards, with the exception that non-employee directors may not be granted SARs and only employees of the Company may be granted ISOs.

     The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise price, exercise period, vesting period and all other terms. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. The Company received approximately $825,000, $40,000 and $2.7 million in cash from the exercise of stock options in 2006, 2005 and 2004, respectively.
     Nonvested shares granted to non-management directors and certain members of management as of December 31, 2006, 2005 and 2004 along with the related compensation expense are detailed in the following table:

Non-management		Nonvested	Market
Directors	Vested	Shares	Value	Compensation Expense
Grant Date	Date	Granted	Grant Date	2006		2005	2004
April 29, 2004	October 29, 2004	6,816	$80,020	$—		$—	$80,020
May 3, 2005	November 2, 2005	10,904	$80,035	—		80,035	—
April 27, 2006	October 26, 2006	9,752	$160,030	160,030	(1)	—	—

				$160,030		$80,035	$80,020

Certain members		Nonvested	Market
of Management		Shares	Value	Compensation Expense
Grant Date	Vesting Date	Granted	Grant Date	2006	2005	2004
May 7, 2004	May 7, 2007	348,170	$4,460,058	$1,486,686	$1,486,686	$991,124
May 3, 2005	May 3, 2008	225,346	$1,654,040	551,347	367,564	—
April 27, 2006	April 27, 2009	288,331	$4,731,512	1,051,447	—	—

				3,089,480	1,854,250	991,124

Total compensation expense of nonvested shares				$3,249,510	$1,934,285	$1,071,144

(1)	A total of 1,219 nonvested shares that were granted on April 27, 2006 to non-management directors were forfeited in 2006 due to the resignation of one member from the Company’s board of directors. Compensation expense of $20,004 was reversed in 2006 due to this resignation .
     On May 3, 2005, the Company’s Board of Directors implemented the Stillwater Mining Company Non-Employee Directors’ Deferral Plan, which allows non-employee directors to defer all or any portion of the compensation received as directors, in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). The plan provides for a Company matching contribution equal to 20% of the participant’s deferred amount. Each participant elects the form of the Company match (cash or Company common stock). In accounting for this plan, the Company follows the provisions of APB Opinion No. 12, Omnibus Opinion – 1967 on accounting for deferred compensation plans other than post-retirement plans in conjunction with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested. The Company match was made in Company common stock and resulted in compensation expense of $13,200 and $16,675 in 2006 and 2005, respectively. Compensation expense that was deferred in common stock related to the Non-Employee Directors’ Deferral Plan was $30,500 and $32,546 in 2006 and 2005, respectively.
     On February 1, 2006, the Company’s Board of Directors implemented the Stillwater Mining Company Nonqualified Deferred Compensation Plan, which allows officers of the Company to defer up to 60% of their salaries and up to 100% of cash compensation other than salary in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). For each Plan year, the Company matches the amount of compensation deferred during that year up to a maximum of 6% of the participant’s total compensation for the calendar year. In accounting for this plan, the Company follows the provisions of APB Opinion No. 12, Omnibus Opinion – 1967 on accounting for deferred compensation plans other than post-retirement plans in conjunction with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested. Compensation expense deferred in cash under the Nonqualified Deferred Compensation Plan was approximately $186,000 in 2006. The Company match was made in cash.

     The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant. The compensation expense related to the fair value of stock options during 2006 and 2005 was approximately $276,000 and $404,000, respectively. Compensation expense related to the fair value of stock options was recorded in general and administrative expense. The weighted average fair value of options granted during 2006 was $5.86, which was calculated using the Black-Scholes option-pricing formula.
     The fair value for options in 2006, 2005 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,	2006	2005	2004
Weighted average expected lives (years)	3.8	3.7	3.7
Interest rate	4.8%	4.4%	2.8%
Volatility	58%	56%	64%
Dividend yield	—	—	—
     Stock option activity for the years ended December 31, 2006, 2005 and 2004 is summarized as follows (excluding the effect of nonvested shares):

			Weighted-Average
		Weighted Average	Grant-Date Fair
	Shares	Exercise Price	Value
Options outstanding at December 31, 2003	2,354,123	$20.47
Options exercisable at December 31, 2003	2,038,076		—
2004 Activity
Options granted	90,575	13.98	$6.80
Options exercised	(277,620)	9.95	—
Options canceled/forfeited	(434,277)	24.08	—

Options outstanding at December 31, 2004	1,732,801	$20.92	—
Options exercisable at December 31, 2004	1,521,867
2005 Activity
Options granted	70,125	9.75	$4.59
Options exercised	(11,429)	3.65	—
Options canceled/forfeited	(273,500)	22.75	—

Options outstanding at December 31, 2005	1,517,997	$20.20	—
Options exercisable at December 31, 2005	1,361,582
2006 Activity
Options granted	87,250	12.26	$5.86
Options exercised	(100,850)	8.32	—
Options canceled/forfeited	(153,986)	25.05	—

Options outstanding at December 31, 2006	1,350,411	$20.02	—
Options exercisable at December 31, 2006	1,210,644	20.97
     The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $832,726, $66,497, and $1,725,690, respectively. At December 31, 2006, the total intrinsic value was $1,067,250 and $866,994 for stock options outstanding and exercisable, respectively.

The following table summarizes information for outstanding and exercisable options as of December 31, 2006:

		Options Outstanding		Options Exercisable
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price
$ 2.30 — $ 4.66	17,096	5.4	$2.90	17,096	$2.90
$ 4.67 — $ 9.33	148,259	7.1	$7.06	118,486	$6.77
$ 9.34 — $13.99	128,275	6.9	$12.04	52,093	$12.47
$14.00 — $18.65	321,342	3.0	$15.73	287,530	$15.79
$18.66 — $23.31	291,589	4.8	$19.35	291,589	$19.35
$23.32 — $27.98	181,775	2.4	$26.50	181,775	$26.50
$27.99 — $32.64	95,875	3.1	$30.49	95,875	$30.49
$32.65 — $37.30	110,200	4.0	$34.65	110,200	$34.65
$37.31 — $41.96	56,000	3.7	$38.30	56,000	$38.30

	1,350,411	4.3	$20.02	1,210,644	$20.97

A summary of the status of the Company’s nonvested stock options as of December 31, 2006, and changes during the year then ended, is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Options	Options	Value
Nonvested options at January 1, 2006	156,415	$9.93
Options granted	87,250	12.26
Options vested	(84,338)	10.15
Options forfeited	(19,560)	5.71

Nonvested options at December 31, 2006	139,767	$11.85

     Total compensation cost related to nonvested stock options not yet recognized is $274,145, $104,825, and $25,154 for 2007, 2008 and 2009, respectively.
NOTE 13
INCOME TAXES
     The components of the Company’s deferred tax liabilities (assets) are comprised of the following temporary differences and carry forwards:

December 31, (in thousands)	2006	2005
Mine development costs	$78,861	$68,184
Inventory	837	832

Total deferred tax liabilities	79,698	69,016

Noncurrent liabilities	(7,847)	(5,446)
Property and equipment	(19,977)	(19,323)
Current liabilities	(5,901)	(6,146)
Inventory	—	—
Net operating loss and other carryforwards	(110,602)	(105,776)

Total deferred tax assets	(144,327)	(136,691)
Valuation allowance	64,629	67,675

Net deferred tax assets	(79,698)	(69,016)

Net deferred tax liabilities	$—	$—

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company provided a valuation allowance in 2006 and 2005 to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of the net operating loss carry forwards (NOL’s) as management considers it more likely than not that the NOL’s will not be realized based upon projected future taxable income.
     Reconcilement of the federal income tax provision at the applicable statutory income tax rate to the effective rate is as follows:

Year ended December 31, (in thousands)	2006	2005	2004
Income (loss) before income taxes and cumulative effect of accounting change	$7,939	$(13,861)	$23,806

Income tax (benefit) or expense at statutory rate of 35%	$2,779	$(4,851)	$8,332
State income tax benefit, net of federal benefit	348	(608)	1,044
Adjustments to prior years’ tax provisions	(10)	(4)	(92)
Change in valuation allowance	(3,046)	5,348	(7,977)
Other	(61)	128	(1,304)

Net income tax provision	$10	$13	$3

     At December 31, 2006, the Company had approximately $297 million of regular tax net operating loss carry forwards expiring during 2009 through 2026. Usage of $189 million of these net operating losses is limited to approximately $9.5 million annually as a result of the change in control of the Company that occurred in connection with the Norilsk Nickel transaction in 2003 (See Note 14). Usage of net operating losses incurred after the change in control is not subject to this limitation.
     Cash payments for income taxes for the years ended December 31, 2006, 2005 and 2004, were approximately $10,000, $13,000 and $3,000, respectively, related to state tax payments and are included in income tax expense.
NOTE 14
CAPITAL TRANSACTIONS
     On June 23, 2003, the Company and MMC Norilsk Nickel, a Russian mining Company, completed a stock purchase transaction (the “Norilsk Nickel transaction”) whereby the Company issued 45,463,222 shares of its common stock to Norimet, a wholly-owned subsidiary of Norilsk Nickel, representing 50.8% of the Company’s then outstanding shares. The Company received consideration from Norimet consisting of $100.0 million in cash and 877,169 ounces of palladium valued at $148.2 million as of June 23, 2003. The aggregate value of the consideration was $248.2 million as of June 23, 2003. As contemplated by the stock purchase transaction on September 3, 2003, Norimet completed a cash tender offer at $7.50 per share to acquire 4,350,000 shares of the Company’s outstanding common stock. Following completion of the tender offer, Norimet owned 49,813,222 shares or 55.5% of the then outstanding common stock. At December 31, 2006, Norimet’s ownership remained at 49,813,222 shares.
NOTE 15
SALES CONTRACTS
Mine Production
     Palladium, platinum, rhodium and gold are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined PGMs of 99.95% purity in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product metals are sold at market prices to customers, brokers or outside refiners. Copper and nickel by-products are produced at less than commercial grade, so prices for these by-products typically reflect a discount to market. By-product sales are reflected as a reduction to cost of metals sold. During 2006, 2005 and 2004, total by-product (copper, nickel, gold and silver and mined rhodium) sales were approximately $42.6 million, $21.4 million and $15.8 million, respectively, and were credited against production costs.
     During 1998, the Company entered into three long-term sales contracts that contain guaranteed floor prices for metal delivered. In late 2000 and in 2001, the Company amended these contracts to extend the terms and to modify the pricing mechanisms. One of these contracts applied to the Company’s production through 2006, one through 2008 and one through 2010. Although one of these contracts expired at December 31, 2006, the palladium and platinum commitments under that contract are largely assumed by the remaining contracts. Under the contracts, the Company currently has committed between 80% and 100% of its palladium production and 70% of its platinum production through 2010. Metal sales are priced at a slight discount to market.

     The following table summarizes the floor and ceiling price structures for the long-term sales contracts related to mine production. The first two columns for each commodity represent the percent of total mine production that is subject to floor prices and the weighted average floor price per ounce. The second two columns for each commodity represent the percent of total mine production that is subject to ceiling prices and the weighted average ceiling price per ounce.

	PALLADIUM				PLATINUM
	Subject to		Subject to		Subject to		Subject to
	Floor Prices		Ceiling Prices		Floor Prices		Ceiling Prices
	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling
Year	Production	Price	Production	Price	Production	Price	Production	Price

2007	100%	$339	16%	$975	70%	$425	14%	$850
2008	83%	$376	20%	$975	70%	$425	14%	$850
2009	80%	$380	20%	$975	70%	$425	14%	$850
2010	80%	$375	20%	$975	70%	$425	14%	$850

     The long-term sales contracts provide for adjustments to ounces committed based on actual production. These contracts contain termination provisions that allow the purchasers to terminate in the event the Company breaches certain provisions of the contract and the Company does not cure the breach within periods ranging from 10 to 30 days of notice. The contracts are not subject to the requirements of either SFAS No. 133 or SFAS No. 138 as the contracts qualify for the normal sales exception provided in SFAS No. 149 since they will not settle net and will result in physical delivery. The floors and ceilings embedded within the long-term sales contracts are treated as part of the host contract, not a separate derivative instrument and are therefore also not subject to the requirements of either SFAS No. 133 or SFAS No. 138.
     The Company has historically entered into hedging agreements from time to time to manage the effect of price changes in palladium and platinum on the Company’s cash flow. Metal hedging activities currently consist of financially settled forwards on a portion of future sales of platinum from mine production. Gains or losses can occur as a result of hedging strategies. Hedging losses related to mine production of $31.1 million, $8.0 million and $0.8 million were realized in 2006, 2005 and 2004, respectively. The unrealized losses related to financially settled forwards for mine production were $15.8 million, $17.6 million and $4.8 million, respectively, at December 31, 2006, 2005 and 2004. All of these open transactions settle at various periods through June 2008 (See Note 16).
PGM Recycling
     The Company enters into fixed forward sales relating to PGM recycling of catalysts materials. The Company accounted for these derivative sales as cash-flow hedges through the first quarter of 2006; thereafter, they have been documented under the normal purchase and normal sales provisions of SFAS No. 133 and SFAS No. 138. These sales of metals from PGM recycled materials are sold forward at the time of purchase and delivered against the cash flow hedges when the ounces are recovered. All of these open transactions settle at various periods through March 2007 (See Note 16). No hedging gains or losses related to PGM recycling were recognized in 2006 or 2005, and a $0.5 million hedging gain was realized in 2004. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedge contract prices by a predetermined margin limit. No margin deposits were required during 2006 or 2005.
Palladium acquired in connection with Norilsk Nickel transaction and other activities
     The Company entered into three sales agreements during the first quarter of 2004 to sell the palladium received in the Norilsk Nickel transaction. Under these agreements, the Company sold approximately 36,500 ounces of palladium per month at a slight volume discount to market prices. These sales were completed in the first quarter of 2006. In addition, one of these agreements obligated the Company to deliver for sale each month 3,250 ounces of platinum and 1,900 ounces of rhodium, at a slight volume discount to market price. Platinum and rhodium to fulfill this commitment were sourced in part from Company operations, and the remainder in the open market. The Company also makes other open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $33.4 million and $65.3 million on approximately 41,800 and 56,900 ounces of PGMs that were purchased in the open market and re-sold for the years ended December 31, 2006 and 2005, respectively.

NOTE 16
DERIVATIVE INSTRUMENTS
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
     As of December 31, 2006, the Company was party to financially settled forward agreements covering approximately 50% of its anticipated platinum sales out of mine production from January 2007 through June 2008. These transactions are designed to hedge a total of 113,500 ounces of platinum sales from mine production for the next eighteen months at an overall average price of approximately $988 per ounce.
     Until these financially settled forwards mature, any net change in the value of the hedging instrument is reflected in stockholders’ equity in accumulated other comprehensive income (loss) (AOCI). A net unrealized loss of $15.8 million on commodity hedging instruments existing at December 31, 2006, is reflected in AOCI. When these instruments are settled, any remaining gain or loss on the cash flow hedges will be offset by gains or losses on the future metal sales and will be recognized at that time in operating income. As of December 31, 2006, the unrealized loss for hedges that mature in 2007 was $15.1 million. All commodity instruments outstanding at December 31, 2006, are expected to be settled within the next eighteen months.
     The following is a summary of the Company’s commodity derivatives as of December 31, 2006:
Mine Production:
Financially Settled Forwards

	Platinum
	Ounces	Avg. Price	Index
First Quarter 2007	26,500	$915	Monthly London PM Average
Second Quarter 2007	28,000	$1,000	Monthly London PM Average
Third Quarter 2007	23,500	$987	Monthly London PM Average
Fourth Quarter 2007	20,500	$1,000	Monthly London PM Average
First Quarter 2008	9,000	$1,104	Monthly London PM Average
Second Quarter 2008	6,000	$1,054	Monthly London PM Average
PGM Recycling:
Fixed Forwards

	Platinum		Palladium		Rhodium
	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price

First Quarter 2007	18,725	$1,147	9,622	$327	4,682	$4,931

Interest Rate Derivatives
     The Company entered into two identical interest rate swap agreements fixing the interest rate on $100.0 million of the Company’s debt, which were effective March 4, 2002, and matured on March 4, 2004. No interest rate swap agreements were entered into in 2005. During 2004 hedging losses of $0.4 million were recognized as additional interest expense.
     On July 28, 2006, the Company entered into an interest rate swap agreement that has the effect of fixing the interest rate on $50 million of the Company’s outstanding term loan debt through December 31, 2007. The effective fixed rate of the interest rate swap is 7.628% (See Note 7). The company has elected not to account for this as a cash flow hedge and accordingly recorded interest expense during 2006 of approximately $89,000 in conjunction with this transaction and recorded a corresponding liability under “Fair value of derivative instruments” on the Company’s Balance Sheet at December 31, 2006.
NOTE 17
RELATED PARTIES
     During 2006, the Palladium Alliance International (PAI) was formed to promote palladium in the worldwide jewelry market. Currently, the PAI receives a significant portion of its funding from the Company. In 2006, the Company made contributions of approximately $3.8 million to PAI. These contributions are accounted for in marketing expense.
NOTE 18
SEGMENT INFORMATION
     The Company operates two reportable business segments: Mine Production and PGM Recycling. These segments are managed separately based on fundamental differences in their operations.
     The Mine Production segment consists of two business components: the Stillwater Mine and the East Boulder Mine. The Mine Production segment is engaged in the development, extraction, processing and refining of PGMs. The Company sells PGMs from mine production under long-term sales contracts, through derivative financial instruments and in open PGM markets. The financial results of the Stillwater Mine and the East Boulder Mine have been aggregated, as both have similar products, processes, customers, distributions methods and economic characteristics.
     The PGM Recycling segment is engaged in the recycling of spent automobile and petroleum catalysts to recover the PGMs contained in those materials. The Company allocates costs of the Smelter and Refinery to both the Mine Production segment and to the PGM Recycling segment for internal and segment reporting purposes because the Company’s smelting and refining facilities support the PGM extraction of both business segments.
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

     The Company evaluates performance and allocates resources based on income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands)	Mine	PGM	All
Year ended December 31, 2006	Production	Recycling	Other	Total

Revenues	$292,204	$269,941	$51,003	$613,148
Depreciation and amortization	$83,583	$100	$—	$83,683
Interest income	$—	$5,992	$5,330	$11,322
Interest expense	$—	$—	$11,413	$11,413
Income (loss) before income taxes	$8,411	$25,334	$(25,806)	$7,939
Capital expenditures	$97,284	$209	$309	$97,802
Total assets	$512,128	$71,587	$172,308	$756,023

(in thousands)	Mine	PGM	All
Year ended December 31, 2005	Production	Recycling	Other	Total

Revenues	$264,206	$90,695	$152,561	$507,462
Depreciation and amortization	$79,032	$55	$—	$79,087
Interest income	$—	$1,221	$3,996	$5,217
Interest expense	$—	$—	$11,733	$11,733
Income (loss) before income taxes	$(5,109)	$6,339	$(15,091)	$(13,861)
Capital expenditures	$92,076	$29	$—	$92,105
Total assets	$488,508	$27,446	$205,503	$721,457

(in thousands)	Mine	PGM	All
Year ended December 31, 2004	Production	Recycling	Other	Total

Revenues	$266,684	$76,388	$104,455	$447,527
Depreciation and amortization	$57,321	$48	$—	$57,369
Interest income	$—	$1,082	$1,138	$2,220
Interest expense	$—	$—	$17,892	$17,892
Income (loss) before income taxes and cumulative effect of accounting change	$32,152	$6,096	$(14,442)	$23,806
Capital expenditures	$75,962	$272	$505	$76,739
Total assets	$479,014	$18,638	$247,066	$744,718
NOTE 19
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
PURCHASE COMMITMENT
     The Company has entered into a metal sourcing agreement under which it purchases spent catalysts delivered to the Company based on market prices. Either party can terminate this agreement upon ninety days’ notice. Under the agreement, the Company advances cash for purchase and collection of these spent catalyst materials. These advances are reflected as advances on inventory purchases on the balance sheet until such time as the material has been received and title has transferred to the Company. The Company has a security interest in the materials that have been procured but not yet received by the Company, however, until such time as the material has been procured, a portion of the advances are unsecured. Finance charges on these advances collected in advance of being earned are reflected as unearned income on the balance sheet.
OPERATING LEASES
     The Company has operating leases for equipment and office space. Rental expense amounted to approximately $2.0 million, $3.6 million, and $4.8 million in 2006, 2005 and 2004, respectively.

     Future minimum lease payments for non-cancelable operating leases with terms in excess of one year are as follows:

Minimum Lease
Year ended (in thousands)	Payment
2007	$298
2008	268
2009	233
2010	233
2011	233
Thereafter	697

Total	$1,962

SIGNIFICANT CUSTOMERS
     Sales to significant customers as a percentage of total revenues for the years ended December 31 were as follows:

	2006	2005	2004
Customer A	36%	38%	43%
Customer B	18%	20%	15%
Customer C	*	20%	15%
Customer D	11%	*	*

	65%	78%	73%

*	Represents less than 10% of total revenues
LABOR UNION CONTRACTS
     As of December 31, 2006, the Company had approximately 53% and 24% of its labor force covered by collective bargaining agreements expiring on July 1, 2007 and July 1, 2008, respectively.
LEGAL PROCEEDINGS
     The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.
REGULATIONS AND COMPLIANCE
     On May 20, 2006, new federal regulations went into effect that ultimately will tighten the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners from the current level of 308 μg/m3 of elemental carbon to a new limit of 160 μg/m3 of total carbon. Appropriate measurement methods and emission control standards do not yet exist that would ensure compliance in the Company’s mining environment with this new standard. The Company is aggressively exploring existing technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with MSHA, National Institute for Occupational Safety and Health (NIOSH) and various other companies in the mining industry to share best practices and consider compliance alternatives. While the Company believes that MSHA will continue to support these implementation efforts, there can be no assurance that the Company will not be held in violation of the standard and be subject to an MSHA enforcement action. MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated.

NOTE 20
QUARTERLY DATA (UNAUDITED)
     Quarterly earnings data for the years ended December 31, 2006 and 2005 were as follows:

	2006 Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenue	$139,959	$116,826	$180,817	$175,546
Depreciation and amortization	$19,935	$21,376	$20,003	$22,369
Operating income (loss)	$1,428	$(2,671)	$6,171	$3,008
Net income (loss)	$597	$(2,337)	$6,862	$2,807
Comprehensive income (loss)	$(15,953)	$(15,379)	$28,316	$12,744
Basic earnings per share (loss)	$0.01	$(0.03)	$0.08	$0.03
Diluted earnings per share (loss)	$0.01	$(0.03)	$0.07	$0.03

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$128,377	$125,410	$119,713	$133,962
Depreciation and amortization	$17,469	$21,835	$20,253	$19,530
Operating income (loss)	$580	$1,083	$(7,231)	$(1,788)
Net income (loss)	$(1,208)	$(615)	$(9,114)	$(2,937)
Comprehensive income (loss)	$(950)	$(2,833)	$(18,294)	$(4,234)
Basic earnings per share (loss)	$(0.01)	$(0.01)	$(0.10)	$(0.03)
Diluted earnings per share (loss)	$(0.01)	$(0.01)	$(0.10)	$(0.03)

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable
ITEM 9A
CONTROLS AND PROCEDURES
(a)	Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)	Changes in Internal Controls.

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the review and evaluation. There were no material weaknesses identified in the review and evaluation, and therefore no corrective actions were taken.

(c)	Internal Control Over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” below. The attestation report of our independent registered public accounting firm, KPMG LLP, on our management’s assessment of our internal control over financial reporting is included on page 68.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2006.

ITEM 9B
Other Information
Not Applicable
PART III
ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE
     With regard to directors and corporate governace, reference is made to the information set forth under the caption “Nominees for Election” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
     Set forth below is certain information concerning the individuals who were executive officers of the Company as of December 31, 2006.

Name	Age	Position
Francis R. McAllister	64	Chairman of the Board and Chief Executive Officer
Stephen A. Lang	51	Executive Vice President and Chief Operating Officer
John R. Stark	54	Vice President, Human Resources, Secretary and Corporate Counsel
Terrell I. Ackerman	53	Vice President, Planning and Process Operations
Gregory A. Wing	57	Vice President, and Chief Financial Officer
     The following are brief biographies of the Company’s executive officers and directors:
EXECUTIVE OFFICERS
     Francis R. McAllister (age 64) was appointed Chairman of the Board and Chief Executive Officer of the Company effective February 12, 2001. Mr. McAllister was appointed a Director of the Company on January 9, 2001. Prior to his appointment to the Board, Mr. McAllister served with ASARCO Incorporated from 1966 to 1999, most recently as Chairman and Chief Executive Officer in 1999, as Chief Operating Officer from 1998 to 1999, as Executive Vice President — Copper Operations from 1993 to 1998, as Chief Financial Officer from 1982 to 1993 and in various professional and management positions from 1966 to 1982. He currently serves on the Board of Directors of Cleveland Cliffs, Incorporated, an iron ore mining Company. Mr. McAllister received his MBA from New York University, his Bachelor of Science — Finance from the University of Utah, and attended the Advanced Management Program at Harvard Business School.
     Stephen A. Lang (age 51) became the Company’s Executive Vice President and Chief Operating Officer effective September 2, 2003. Mr. Lang was employed with Barrick Gold Corporation from 2001 to 2003 as Vice President and General Manager of Barrick Gold’s Goldstrike/ Meikle operation. Prior to joining Barrick Gold, Mr. Lang served as Vice President of Engineering and Project Development of Rio Algom, Limited in Santiago, Chile from 1999 to 2001. From 1996 to 1999, Mr. Lang served as Vice President and General Manager of Kinross Gold Corporation/ Amax Gold Corporation’s Fort Knox Mine in Fairbanks, Alaska. From 1981 to 1996, he held various positions with Santa Fe Pacific Gold Minerals Corporation, including General Manager of the Twin Creeks Mine in Golconda, Nevada. Mr. Lang earned a Bachelors of Science in Mining Engineering from the University of Missouri-Rolla and a Masters Degree in Mining Engineering from the University of Missouri-Rolla.
     John R. Stark (age 54) was appointed Vice President, Human Resources on September 21, 1999, and was subsequently appointed Secretary and Corporate Counsel on May 29, 2001 and July 17, 2001, respectively. Mr. Stark has a varied background in corporate administration and human resources. He was previously with Molycorp, Inc. in 1996 as Manager of Sales and Administration; Western Mobile, Inc., an international construction material supplier, from 1992 to 1996; and with AMAX Inc. for 13 years until 1992. Mr. Stark received his Juris Doctor degree from the University of Denver School of Law and holds a Bachelor of Arts degree in economics from the University of Montana.

     Terrell I. Ackerman (age 53) is currently Vice President, Planning and Process Operations. Mr. Ackerman joined the Company in March 2000 as Director of Corporate Planning after 2 years as an independent consultant. During 1998 and 1999 Mr. Ackerman conducted feasibility studies, operational and mine planning reviews for various underground operations. Prior to this time, Mr. Ackerman was VP and General Manager of BHP Copper’s San Manuel Operation in Arizona. Mr. Ackerman held increasing roles of accountability for Magma Copper Company starting as an underground engineer in training in 1976. Mr. Ackerman received a Bachelor of Science degree in Mine Engineering from the University of Idaho College of Mines.
     Gregory A. Wing (age 57) became the Company’s Vice President and Chief Financial Officer effective March 22, 2004. Previously, Mr. Wing served as the Vice President and Chief Financial Officer of Black Beauty Coal Company from 1995 through 2003. Prior to joining Black Beauty, Mr. Wing was with The Pittsburg and Midway Coal Mining Company, a subsidiary of Chevron Corporation, as Manager of Financial Planning and Analysis. From 1986 to 1989, he was employed by Chevron Corporation as Senior Analyst in Corporation Planning, and from 1980 to 1986, he was with Arabian American Oil Company in Dhahran, Saudi Arabia. Mr. Wing received a Bachelor of Arts in Physics and an M.B.A in Accounting and Finance, both from the University of California at Berkeley
     For information concerning the Company’s executive officers, reference is made to the information set forth under the caption “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
Audit Committee Financial Expert
     Federal regulations and New York Stock Exchange listing requirements require the board to determine if a member of its audit committee is an “audit committee financial expert.” According to these requirements, an audit committee member can be designated an audit committee financial expert only when the audit committee member satisfies five specified qualification requirements, such as experience (or “experience actively supervising” others engaged in) preparing, auditing, analyzing, or evaluating financial statements presenting a level of accounting complexity comparable to what is encountered in connection with the Company’s financial statements. The regulations further require such qualifications to have been acquired through specified means of experience or education. While the board has confidence in the ability and the effectiveness of its audit committee, the board has determined that no current audit committee member qualifies as an audit committee financial expert. However, the board believes that the current members of the audit committee are qualified and collectively have sufficiently extensive financial training and experience to carry out the duties and responsibilities of the audit committee. There is currently a vacancy on the board due to the resignation of Jack Thompson in July 2006. The board desires to fill this vacancy with a person satisfying the requirements for an audit committee financial expert, assuming that such individual satisfies such other criteria that the board believes are important for an individual to make a meaningful contribution to the deliberations of the board as a whole.
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
     Pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, the Company’s chief executive officer submitted a certification, dated April 6, 2006, that to his knowledge, as of such date, the Company was not in violation of any NYSE listing standards.

ITEM 11
EXECUTIVE COMPENSATION
     Reference is made to the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
     Reference is made to the information set forth under the caption “Security Ownership of Principal Stockholders and Management” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Reference is made to the information set forth under the caption “Certain Relationships and Related Transactions and Director Independence” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
ITEM 14
PRINCIPAL ACCOUNTING FEES AND SERVICES
     Reference is made to the information set forth under the caption “Principal Accounting Fees and Services” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
PART IV
ITEM 15
EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Form 10-K
     1. Financial Statements and Supplementary Data
     2. Financial Statement Schedules (not applicable)
(b) See Exhibit Index below
(c) Not applicable

EXHIBITS

Number	Description

2.1	Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the “1994 S-1”)).

3.1	Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

3.2	Amended and Restated By-Laws of Stillwater Mining Company, (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on December 29, 2004).

4.1	Form of Indenture, dated April 29, 1996, between Stillwater Mining Company and Colorado National Bank with respect to the Company’s 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated April 29, 1996).

4.2	Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

4.3	Amendment No. 1, dated as of November 20, 2002, to the Rights Agreement between Stillwater Mining Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated November 21, 2002).

10.2	Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

10.3	Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.4	Palladium Sales Agreement, made as of August 13, 1998, between Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated July 21, 1998).

10.5	Palladium and Platinum Sales Agreement, made as of August 17, 1998, between Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated July 21, 1998).

10.7	Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.8	Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001 (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2001).
10.9	First Amendment Agreement to Palladium Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.10	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 27, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.11	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.12	Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.13	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.24 of the Registrant’s 2001 10-K).

Number	Description

10.16	Third Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 13, 2002 (incorporated by reference to Exhibit 10.33 of the Registrant’s 2002 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.17	Employment Agreement between Terrell I. Ackerman and Stillwater Mining Company dated May 8, 2002 (incorporated by reference to Exhibit 10.34 of the Registrant’s 2002 10-K).

10.18	Amended and Restated General Employee Stock Plan, dated October 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.19	Employment Agreement between Stephen A. Lang and Stillwater Mining Company dated September 1, 2003 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.20	Stock Purchase Agreement between Stillwater Mining Company and MMC Norilsk Nickel and Norimet Ltd. dated June 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 8-K, dated June 23, 2003).

10.21	Registration Rights Agreement, Stillwater Mining Company and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated June 23, 2003).

10.23	Palladium Sales Agreement, made as of March 3, 2004, among Stillwater Mining Company and Engelhard Corporation (incorporated by reference to Exhibit 10.39 to the Form 10-K filed on March 15, 2004(portions of this agreement have been omitted pursuant to a confidential treatment request).

10.24	Employment Agreement between Gregory A. Wing and Stillwater Mining Company dated as of March 22, 2004 (incorporated by reference to Exhibit 10.40 to the Form 10-K filed on March 15, 2004).

10.25	Articles of Agreement between Stillwater Mining Company (East Boulder) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 2002 (incorporated by reference to Exhibit 10.41 to the Form 10-K filed on March 15, 2004).

10.26	Amendment No. 1 to Stockholders Agreement, dated as of March 19, 2004, made by and among Stillwater Mining Company and MMC Norilsk Nickel (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on May 7, 2004).

10.28	Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 19, 2004 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 5, 2004).

10.29	Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 5, 2004).

10.30	Fourth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated February 20, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.31	Fifth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated May 4, 2004 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.33	Contract between Stillwater Mining Company and USW International Union, Local 1, East Boulder Unit, effective July 10, 2005 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 8, 2005).

10.34	409A Nonqualified Deferred Compensation Plan. (incorporated by reference to Exhibit 10.34 to the Form 10-K filed on March 16, 2006).

10.35	2004 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 29, 2004).

10.36	409A Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form-8K dated May 9, 2005).

10.37	Amendment No. 1 to Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd., dated January 31, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 3, 2006).

18.1	Preferability letter from KPMG LLP dated March 30, 2005. (incorporated by reference to Exhibit 18.1 to the Form 10-K filed on March 31, 2005).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc. (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, (filed herewith).

32.1	Section 1350 Certification, (filed herewith).

32.2	Section 1350 Certification, (filed herewith).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STILLWATER MINING COMPANY (“Registrant”)
Dated: February 26, 2007	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Francis R. McAllister	February 26, 2007
Francis R. McAllister
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Gregory A. Wing	February 26, 2007
Gregory A. Wing
Vice President and Chief Financial Officer
(Principal Accounting Officer)

/s/ Craig L. Fuller	February 26, 2007
Craig L. Fuller, Director

/s/ Patrick M. James	February 26, 2007
Patrick M. James, Director

/s/ Steven S. Lucas	February 26, 2007
Steven S. Lucas, Director

/s/ Joseph P. Mazurek	February 26, 2007
Joseph P. Mazurek, Director

/s/ Sheryl K. Pressler	February 26, 2007
Sheryl K. Pressler, Director

/s/ Donald Riegle Jr.	February 26, 2007
Donald W. Riegle Jr., Director

/s/ Todd D. Schafer	February 26, 2007
Todd D. Schafer, Director

EXHIBIT INDEX

Number	Description

2.1	Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the “1994 S-1”)).

3.1	Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

3.2	Amended and Restated By-Laws of Stillwater Mining Company, (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on December 29, 2004).

4.1	Form of Indenture, dated April 29, 1996, between Stillwater Mining Company and Colorado National Bank with respect to the Company’s 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated April 29, 1996).

4.2	Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

4.3	Amendment No. 1, dated as of November 20, 2002, to the Rights Agreement between Stillwater Mining Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated November 21, 2002).

10.2	Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

10.3	Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.4	Palladium Sales Agreement, made as of August 13, 1998, between Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated July 21, 1998).

10.5	Palladium and Platinum Sales Agreement, made as of August 17, 1998, between Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated July 21, 1998).

10.7	Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.8	Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001 (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2001).
10.9	First Amendment Agreement to Palladium Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.10	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 27, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.11	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.12	Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.13	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.24 of the Registrant’s 2001 10-K).

Number	Description

10.16	Third Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 13, 2002 (incorporated by reference to Exhibit 10.33 of the Registrant’s 2002 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.17	Employment Agreement between Terrell I. Ackerman and Stillwater Mining Company dated May 8, 2002 (incorporated by reference to Exhibit 10.34 of the Registrant’s 2002 10-K).

10.18	Amended and Restated General Employee Stock Plan, dated October 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.19	Employment Agreement between Stephen A. Lang and Stillwater Mining Company dated September 1, 2003 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.20	Stock Purchase Agreement between Stillwater Mining Company and MMC Norilsk Nickel and Norimet Ltd. dated June 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 8-K, dated June 23, 2003).

10.21	Registration Rights Agreement, Stillwater Mining Company and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated June 23, 2003).

10.23	Palladium Sales Agreement, made as of March 3, 2004, among Stillwater Mining Company and Engelhard Corporation (incorporated by reference to Exhibit 10.39 to the Form 10-K filed on March 15, 2004(portions of this agreement have been omitted pursuant to a confidential treatment request).

10.24	Employment Agreement between Gregory A. Wing and Stillwater Mining Company dated as of March 22, 2004 (incorporated by reference to Exhibit 10.40 to the Form 10-K filed on March 15, 2004).

10.25	Articles of Agreement between Stillwater Mining Company (East Boulder) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 2002 (incorporated by reference to Exhibit 10.41 to the Form 10-K filed on March 15, 2004).

10.26	Amendment No. 1 to Stockholders Agreement, dated as of March 19, 2004, made by and among Stillwater Mining Company and MMC Norilsk Nickel (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on May 7, 2004).

10.28	Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 19, 2004 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 5, 2004).

10.29	Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 5, 2004).

10.30	Fourth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated February 20, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.31	Fifth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated May 4, 2004 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.33	Contract between Stillwater Mining Company and USW International Union, Local 1, East Boulder Unit, effective July 10, 2005 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 8, 2005).

10.34	409A Nonqualified Deferred Compensation Plan. (incorporated by reference to Exhibit 10.34 to the Form 10-K filed on March 16, 2006).

10.35	2004 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 29, 2004).

10.36	409A Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form-8K dated May 9, 2005).

10.37	Amendment No. 1 to Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd., dated January 31, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 3, 2006).

18.1	Preferability letter from KPMG LLP dated March 30, 2005. (incorporated by reference to Exhibit 18.1 to the Form 10-K filed on March 31, 2005).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc. (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, (filed herewith).

32.1	Section 1350 Certification, (filed herewith).

32.2	Section 1350 Certification, (filed herewith).