Form 10-Q
period 2007-03-31
STILLWATER MINING CO /DE/
filed 2007-05-07
CIK 931948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
At May 1, 2007 the Company had outstanding 91,686,297 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Stillwater Mining Company
Statement of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except per share data)

	Three months ended
	March 31,
	2007	2006
Revenues
Mine production	$72,371	$62,274
PGM recycling	69,988	34,675
Sales of palladium received in the Norilsk Nickel transaction	—	17,637
Other	4,091	25,373

Total revenues	146,450	139,959

Costs and expenses
Costs of metals sold
Mine production	48,290	44,237
PGM recycling	66,175	31,967
Sales of palladium received in Norilsk Nickel transaction	—	10,785
Other	4,021	25,117

Total costs of metals sold	118,486	112,106

Depreciation and amortization
Mine production	20,414	19,910
PGM recycling	24	25

Total depreciation and amortization	20,438	19,935

Total costs of revenues	138,924	132,041

Exploration	61	150
Marketing	2,100	208
General and administrative	6,675	5,947

Total costs and expenses	147,760	138,346

Operating income (loss)	(1,310)	1,613
Other income (expense)
Other income	—	4
Interest income	2,961	1,980
Interest expense	(2,825)	(2,805)
Gain/(loss) on disposal of property, plant and equipment	115	(185)

Income (loss) before income tax provision	(1,059)	607

Income tax provision (see Note 5)	—	(10)

Net income (loss)	$(1,059)	$597

Other comprehensive loss, net of tax (see Note 6)	(5,175)	(16,550)

Comprehensive loss	$(6,234)	$(15,953)

Weighted average common shares outstanding
Basic	91,588	91,058
Diluted	91,588	91,768

Basic earnings (loss) per share

Net income (loss)	$(0.01)	$0.01

Diluted earnings (loss) per share

Net income (loss)	$(0.01)	$0.01

See accompanying notes to the financial statements

Stillwater Mining Company
Balance Sheet
(Unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$75,269	$88,360
Restricted cash	3,785	3,785
Investments, at fair market value	41,619	35,497
Inventories	112,525	106,895
Advances on inventory purchases	23,478	24,191
Accounts receivable	10,639	16,008
Deferred income taxes	2,530	5,063
Other current assets	3,382	4,540

Total current assets	$273,227	$284,339

Property, plant and equipment (net of $239,993 and $219,520 accumulated depreciation and amortization)	460,682	460,328
Long-term investment	1,869	1,869
Other noncurrent assets	9,984	9,487

Total assets	$745,762	$756,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,296	$24,833
Accrued payroll and benefits	20,044	20,348
Property, production and franchise taxes payable	9,344	11,123
Current portion of long-term debt and capital lease obligations	2,022	1,674
Fair value of derivative instruments	19,960	15,145
Unearned income	3,557	5,479
Other current liabilities	7,862	6,988

Total current liabilities	79,085	85,590
Long-term debt	127,776	129,007
Fair value of derivative instruments	1,203	715
Deferred income taxes	2,530	5,063
Accrued workers compensation	11,007	10,254
Asset retirement obligation	8,728	8,550
Other noncurrent liabilities	6,477	4,288

Total liabilities	$236,806	$243,467

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 91,637,778 and 91,514,668 shares issued and outstanding	916	915
Paid-in capital	619,740	617,107
Accumulated deficit	(90,922)	(89,863)
Accumulated other comprehensive loss	(20,778)	(15,603)

Total stockholders’ equity	508,956	512,556

Total liabilities and stockholders’ equity	$745,762	$756,023

See accompanying notes to the financial statements

Stillwater Mining Company
Statement of Cash Flows
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income (loss)	$(1,059)	$597

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,438	19,935
Lower of cost or market inventory adjustment	—	1,098
(Gain)/loss on disposal of property, plant and equipment	(115)	185
Stock issued under employee benefit plans	1,446	1,313
Amortization of debt issuance costs	204	185
Share based compensation	1,168	595

Changes in operating assets and liabilities:
Inventories	(4,992)	(4,080)
Advances on inventory purchases	713	(3,304)
Accounts receivable	5,369	14,853
Employee compensation and benefits	(304)	569
Accounts payable	(8,537)	(891)
Property, production and franchise taxes payable	(1,779)	941
Workers compensation	753	3,087
Asset retirement obligation	178	158
Unearned income	(1,922)	1,861
Other	3,600	(147)

Net cash provided by operating activities	15,161	36,955

Cash flows from investing activities
Capital expenditures	(21,596)	(23,124)
Proceeds from disposal of property, plant and equipment	202	56
Purchases of investments	(22,993)	(48,160)
Proceeds from maturities of investments	16,998	30,718

Net cash used in investing activities	(27,389)	(40,510)

Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(883)	(9,454)
Payments for debt issuance costs	—	(579)
Issuance of common stock	20	203

Net cash used in financing activities	(863)	(9,830)

Cash and cash equivalents
Net decrease	(13,091)	(13,385)
Balance at beginning of period	88,360	80,260

Balance at end of period	$75,269	$66,875

See accompanying notes to the financial statements

Stillwater Mining Company
Notes to Financial Statements
(Unaudited)
Note 1 — General
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of March 31, 2007, and the results of its operations and its cash flows for the three-month periods ended March 31, 2007 and 2006. The results of operations for the three-month period are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements in this quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.
     The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management’s estimates relate to mineral reserves, reclamation and environmental obligations, valuation allowance for deferred tax assets, useful lives utilized for depreciation, amortization and accretion calculations, future cash flows from long-lived assets, and fair value of derivative instruments. Actual results could differ from these estimates.
Note 2 – Sales Contracts
Mine Production:
     Palladium, platinum, rhodium and gold are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined PGMs of 99.95% purity in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product metals are sold at market prices to customers, brokers or outside refiners. Copper and nickel by-products are produced at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are reflected as a reduction to cost of metals sold. During the three-month periods ended March 31, 2007 and 2006, total by-product (copper, nickel, gold and silver and mined rhodium) sales were approximately $13.9 million and $8.2 million, respectively, and were credited against production costs.
     During 1998, the Company entered into three long-term sales contracts that contain guaranteed floor and ceiling prices for metal delivered. In late 2000 and in 2001, the Company amended these contracts to extend the terms and to modify the pricing mechanisms. One of these contracts applied to the Company’s production through 2006, one through 2008 and one through 2010. Although one of these contracts expired at December 31, 2006, the palladium and platinum commitments under that contract were largely assumed by the remaining contracts. Under the contracts, the Company currently has committed between 80% and 100% of its palladium production and 70% of its platinum production through 2010. Metal sales are priced at a slight discount to market. The Company’s remaining production is not committed under these contracts and remains available for sale at prevailing market prices.

     Sales to significant customers as a percentage of total revenues for the three-month periods ended March 31, 2007 and 2006 were as follows:

	Three months ended
	March 31,
	2007	2006
Customer A	37%	33%
Customer B	21%	11%
Customer C	*	21%
Customer D	18%	*

	76%	65%

*	Represents less than 10% of total revenues.
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
     The long-term sales contracts provide for adjustments to ounces committed based on actual production. These contracts contain termination provisions that allow the purchasers to terminate in the event the Company breaches certain provisions of the contract and the Company does not cure the breach within specified periods ranging from 10 to 30 days of notice. The contracts are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 Accounting for Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, because the contracts qualify for the normal sales exception since they will not settle net and will result in physical delivery. The floors and ceilings embedded within the long-term sales contracts are treated as part of the host contract, not a separate derivative instrument and are therefore also not subject to the requirements of either SFAS No. 133, SFAS No. 138, or SFAS No. 149.
     The Company has historically entered into hedging agreements from time to time to manage the effect of price changes in palladium and platinum on the Company’s cash flow. Metal hedging activities currently consist of financially settled forwards on a portion of future sales of platinum from mine production. Gains or losses can occur as a result of hedging strategies. Hedging losses related to mine production of $7.3 million and $5.4 million were realized in the first quarters of 2007 and 2006, respectively. The unrealized losses were $21.1 million (all related to mine production) and $34.3 million ($32.8 million related to mine production and $1.5 million related to recycling activities) at March 31, 2007 and 2006, respectively.

PGM Recycling
     The Company enters into fixed forward sales relating to PGM recycling of catalyst materials. The Company accounted for these derivative sales as cash-flow hedges through the first quarter of 2006; thereafter, they have been documented under the normal sales provisions of SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149. These metals from PGM recycled materials are sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. All of these open transactions settle at various periods through July 2007. No hedging gains or losses related to PGM recycling were recognized in the first quarters of 2007 or 2006. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedge contract prices by a predetermined margin limit. No margin deposits were required during the first quarters of 2007 or 2006.
Palladium acquired in connection with the Norilsk Nickel transaction and other activities:
     The Company entered into three sales agreements during the first quarter of 2004 to sell the 877,169 ounces of palladium received in the Norilsk Nickel transaction. Under these agreements, the Company sold approximately 36,500 ounces of palladium per month at a slight volume discount to market prices. In addition, one of these agreements obligated the Company to deliver for sale each month 3,250 ounces of platinum and 1,900 ounces of rhodium, at a slight volume discount to market price. All sales agreements related to the palladium received in the Norilsk Nickel transaction ended in the first quarter of 2006.
     The Company also makes other open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $4.1 million and $25.4 million on approximately 12,000 and 18,000 ounces of PGMs that were purchased in the open market and re-sold for the three months ended March 31, 2007 and 2006, respectively.
Note 3 – Derivative Instruments
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
     As of March 31, 2007, the Company was party to financially settled forward agreements covering approximately 47% of its anticipated platinum sales out of mine production from April 2007 through June 2008. These transactions are designed to hedge a total of 87,000 ounces of platinum sales from mine production for the next fifteen months at an overall average price of approximately $1,011 per ounce.
     Until these forward contracts mature, any net change in the value of the hedging instrument is reflected in stockholders’ equity in accumulated other comprehensive income (loss) (AOCI). A net unrealized loss of $21.1 million on commodity hedging instruments existing at March 31, 2007, is reflected in AOCI (see Note 6). When these instruments are settled, any remaining gain or loss on the cash flow hedges will be offset by gains or losses on the future metal sales and will be recognized at that time in operating income.

The following is a summary of the Company’s commodity derivatives as of March 31, 2007:
Mine Production:
Financially Settled Forwards

	Platinum Ounces	Average Price	Index
Second Quarter 2007	28,000	$1,000	Monthly London PM Average
Third Quarter 2007	23,500	$987	Monthly London PM Average
Fourth Quarter 2007	20,500	$1,000	Monthly London PM Average
First Quarter 2008	9,000	$1,104	Monthly London PM Average
Second Quarter 2008	6,000	$1,054	Monthly London PM Average
Interest Rate Derivatives
     On July 28, 2006, the Company entered into an interest rate swap agreement that has the effect of fixing the interest rate on $50 million of the Company’s outstanding term loan debt through December 31, 2007. The effective fixed rate of the interest rate swap is 7.628% (see note 11). The Company has elected not to account for this as a cash flow hedge and accordingly recorded a credit to interest expense of approximately $3,500 during the first quarter of 2007 in conjunction with marking this transaction to market.
Note 4 – Share-Based Payments
     The Company sponsors stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. The Company has options outstanding under three separate plans: the 1994 Incentive Plan, the General Plan and the 2004 Equity Incentive Plan. During 2004, the 1994 Incentive Plan was terminated, although options issued under the 1994 Incentive Plan remain outstanding. Authorized shares of common stock have been reserved for options that were issued prior to the expiration of the 1994 Incentive Plan. In April 2004, stockholders approved the 2004 Equity Incentive Plan. As of March 31, 2007, there were approximately 7,801,000 shares of common stock authorized for issuance under the Plans, including approximately 5,250,000, 1,400,000 and 1,151,000 authorized for the 2004 Equity Incentive Plan, the General Plan and the 1994 Incentive Plan, respectively. Options for approximately 4,575,000 and 3,226,000 shares were available and reserved under the 2004 Equity Incentive Plan and the General Plan, respectively for grant as of March 31, 2007.
     Awards granted under the Plans may consist of incentive stock options (ISOs) or non-qualified stock options (NQSOs), stock appreciation rights (SARs), nonvested shares or other stock-based awards, with the exception that non-employee directors may not be granted SARs and only employees of the Company may be granted ISOs.
     The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise price, exercise period, vesting period and all other terms of instruments issued under the Plans. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. The Company received $20,462 and $203,549 in cash from the exercise of stock options in the three-month periods ended March 31, 2007 and 2006, respectively.

     Nonvested shares granted to certain members of management and other employees as of March 31, 2007 and 2006 along with the related compensation expense are detailed in the following table:

				Compensation Expense
		Nonvested	Market	Three months ended
		Shares	Value on	March 31,
Grant Date	Vesting Date	Granted	Grant Date	2007	2006
May 7, 2004	May 7, 2007	348,170	$4,460,058	$371,671	$371,671

May 3, 2005	May 3, 2008	225,346	$1,654,040	$137,837	$137,837

April 27, 2006	April 27, 2009	288,331	$4,731,512	$394,293	$—

February 22, 2007	February 22, 2010	426,514	$5,433,788	$188,398	$—

Total compensation expense of nonvested shares				$1,092,199	$509,508

     During 2005, the Company’s Board of Directors implemented the Stillwater Mining Company Non-Employee Directors’ Deferral Plan, which allows non-employee directors to defer all or any portion of the compensation received as directors, in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). The plan provides for a Company matching contribution equal to 20% of the participant’s deferred amount. Each participant elects the form of the Company match (cash or Company common stock). In accounting for this plan, the Company follows the provisions of APB Opinion No. 12, Omnibus Opinion – 1967 on accounting for deferred compensation plans other than post-retirement plans, in conjunction with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested. The company match was made in Company common stock and resulted in compensation expense of $2,000 and $1,250 during the three-month periods ended March 31, 2007 and 2006, respectively. Compensation expense that was deferred in common stock related to the Non-Employee Directors’ Deferral Plan was $10,000 and $6,250 during the three-month periods ended March 31, 2007 and 2006, respectively.
     On February 1, 2006, the Company’s Board of Directors implemented the Stillwater Mining Company Nonqualified Deferred Compensation Plan, which allows officers of the Company to defer up to 60% of their salaries and up to 100% of cash compensation other than salary in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). For each Plan year, the Company matches the amount of compensation deferred during that year up to a maximum of 6% of the participant’s total compensation for the calendar year, except that deferrals associated with grants of unvested stock are not subject to the Company match. In accounting for this plan, the Company follows the provisions of APB No. 12. Compensation expense deferred in cash under the Nonqualified Deferred Compensation Plan was approximately $151,200 and $22,200 for the first quarters of 2007 and 2006, respectively. The Company match is made in cash.
     The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant. Stock option grants to employees generally vest in annual installments over a three-year period. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture, but does not recapture expense taken previously. The compensation expense related to the fair value of stock options during the three-month periods ended March 31, 2007 and 2006 was approximately $68,000 and $78,000, respectively. Compensation expense related to the fair value of stock options was recorded in general and administrative expense. The weighted average fair value of options granted during the first quarter of 2007 and 2006 was approximately $5.95 and $6.07, respectively, which was calculated effective on the grant date using the Black-Scholes option-pricing formula.

     The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Three months ended March 31,	2007	2006
Weighted-average expected lives (years)	3.9	3.8
Interest rate	4.7%	4.6%
Volatility	56%	56%
Dividend yield	—	—
Quarterly stock option activity for the quarter ended March 31, 2007 is summarized as follows:

			Weighted Average
		Weighted Average	Grant-Date Fair
	Shares	Exercise Price	Value
Options outstanding at December 31, 2006	1,353,011	$20.01
Options exercisable at December 31, 2006	1,210,944	$20.96
First Quarter 2007 Activity
Options granted	21,600	13.02	$5.95
Options exercised	(4,109)	5.20
Options canceled/forfeited	(21,412)	15.67

Options outstanding at March 31, 2007	1,349,090	$20.01
Options exercisable at March 31, 2007	1,218,624	$20.90
     The total intrinsic value of stock options exercised during the quarters ended March 31, 2007 and 2006, was $31,656 and $97,799, respectively. At March 31, 2007, the total intrinsic value was approximately $1,082,000 and $878,000 for stock options outstanding and exercisable, respectively.
The following table summarizes information for outstanding and exercisable options as of March 31, 2007:

		Options Outstanding		Options Exercisable
		Average Years	Weighted		Weighted
Range of	Number	Remaining Contract	Average Exercise	Number	Average Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$2.30–4.66	14,862	5.5	$2.95	14,862	$2.95
$4.67–9.33	146,317	6.8	$7.07	117,011	$6.78
$9.34–13.99	143,012	7.1	$12.16	61,090	$12.37
$14.00–18.65	312,360	2.7	$15.71	293,122	$15.71
$18.66–23.31	291,389	4.5	$19.35	291,389	$19.35
$23.32–27.98	180,275	2.1	$26.51	180,275	$26.51
$27.99–32.64	94,675	2.9	$30.51	94,675	$30.51
$32.65–37.30	110,200	3.8	$34.65	110,200	$34.65
$37.31–41.96	56,000	3.4	$38.30	56,000	$38.30

	1,349,090	4.1	$20.01	1,218,624	$20.90

A summary of the status of the Company’s nonvested stock options as of March 31, 2007, and changes during the three-month period ended March 31, 2007 is presented below:

		Weighted-Average
Nonvested Options	Options	Grant-Date Fair Value
Nonvested options at December 31, 2006	142,067	$5.56

Options granted	21,600	5.95
Options vested	(22,009)	6.34
Options forfeited	(11,192)	6.23

Nonvested options at March 31, 2007	130,466	$5.44

     Total compensation cost related to nonvested stock options not yet recognized is $261,817, $134,676, $37,547, and $1,540 for the remaining nine months of 2007 and for years 2008, 2009, and 2010, respectively.
Note 5 – Income Taxes
     The Company computes income taxes using the asset and liability approach as defined in SFAS No. 109, Accounting for Income Taxes, which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. At March 31, 2007, the Company has net operating loss carryforwards (NOLs), which expire in 2009 through 2025. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers, more likely than not, will not be realized. Except for statutory minimum payments required under certain state and local tax laws, the Company has not recognized any income tax provision or benefit for the quarters ended March 31, 2007 and 2006, as any changes in the net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2007 and January 1, 2007, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in “Income tax provision” in the Statements of Operations and Comprehensive Income (Loss). There was no interest or penalties for the three months ended March 31, 2007. The tax years subject to examination by the taxing authorities are the years ending December 31, 2006, 2005, 2004 and 2003.
Note 6 – Comprehensive Income
     Comprehensive income consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income. As of March 31, 2007, such items consist of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities and available-for-sale marketable securities.
     The Company had commodity instruments relating to financially settled forwards outstanding during the first quarter of 2007 accounted for as cash flow hedges. The net unrealized loss on these instruments, $21.1 million at March 31, 2007, will be reflected in other comprehensive income until these instruments are settled. All commodity instruments outstanding at March 31, 2007, are expected to settle within the next fifteen months (see Note 3).

     The following summary sets forth the changes in accumulated other comprehensive loss in stockholders’ equity for the first three months of 2007:

(in thousands)	Available for Sale	Commodity	Accumulated Other
Three months ended March 31, 2007	Securities	Instruments	Comprehensive Loss
Balance at December 31, 2006	$177	$(15,780)	$(15,603)

Reclassification to earnings	—	7,275	7,275
Change in value	137	(12,587)	(12,450)

Comprehensive income (loss)	$137	$(5,312)	$(5,175)

Balance at March 31, 2007	$314	$(21,092)	$(20,778)

     A portion of the change in value of available-for-sale securities in the table above represents the change in value of mutual fund investments which are classified as non-current assets on the balance sheet at March 31, 2007. The change in value at March 31, 2007 related to the mutual fund investments was approximately $10,000.
Note 7 – Earnings per Share
     Basic earnings (loss) per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No adjustments were made to reported net income (loss) in the computation of earnings per share. The Company currently has only one class of equity shares outstanding.
     The effect of outstanding stock options on diluted weighted average shares outstanding was 132,682 shares for the three-month period ended March 31, 2006. Outstanding options to purchase 1,135,721 shares of common stock were excluded from the computation of diluted earnings per share for the three-month period ended March 31, 2006 because the market price was lower than the exercise price, and therefore the effect would have been antidilutive using the treasury stock method. All stock options were antidilutive in the first quarter of 2007 because the Company reported a net loss and inclusion of any of these options would have reduced the net loss per share amounts.
     The effect of outstanding nonvested shares was to increase diluted weighted average shares outstanding by 573,516 shares for the three-month period ended March 31, 2006. There was no effect for the first quarter of 2007 because the Company reported a net loss and inclusion of any of these shares would have reduced the net loss per share amounts.
Note 8 – Segment Information
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
     The All Other group consists of assets and costs of various corporate and support functions, and for 2006 includes assets, revenues and costs associated with the palladium received in the Norilsk Nickel transaction. As noted previously, the program to sell the palladium received in the Norilsk Nickel transaction was completed during the first quarter of 2006.

     The Company evaluates performance and allocates resources based on income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands)	Mine	PGM	All
Three months ended March 31, 2007	Production	Recycling	Other	Total

Revenues	$72,371	$69,988	$4,091	$146,450
Depreciation and amortization	$20,414	$24	$—	$20,438
Interest income	$—	$1,561	$1,400	$2,961
Interest expense	$—	$—	$2,825	$2,825
Income (loss) before income taxes	$3,782	$5,350	$(10,191)	$(1,059)
Capital expenditures	$21,544	$36	$16	$21,596
Total assets	$509,686	$74,176	$161,900	$745,762

(in thousands)	Mine	PGM	All
Three months ended March 31, 2006	Production	Recycling	Other	Total

Revenues	$62,274	$34,675	$43,010	$139,959
Depreciation and amortization	$19,910	$25	$—	$19,935
Interest income	$—	$643	$1,341	$1,984
Interest expense	$—	$—	$2,805	$2,805
Income (loss) before income taxes	$(2,058)	$3,326	$(661)	$607
Capital expenditures	$23,019	$—	$105	$23,124
Total assets	$494,067	$40,221	$184,722	$719,010
Note 9 –Investments
     The cost, gross unrealized gains, gross unrealized losses, and fair value of available-for-sale investment securities by major security type and class of security at March 31, 2007 are as follows:

		Gross	Gross
		unrealized	unrealized	Fair
(in thousands)	Cost	gains	losses	market value
At March 31, 2007
Federal agency notes	$35,399	$244	$2	$35,641
Commercial paper	5,916	62	—	5,978
Mutual funds	328	10	—	338

	$41,643	$316	$2	$41,957

     The mutual funds included in the investment table above represent long-term investments which are classified as non-current assets on the balance sheet.
Note 10 – Inventories
     For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. During the first quarter of 2006, the Company reduced the aggregate inventory carrying value of certain components of its in-process and finished goods inventories by $1.1 million to reflect costs in excess of market value. At March 31, 2007, the Company did not record a reduction as the carrying value of its inventories was less than the market value.

     The costs of PGM inventories as of any date are determined based on combined production costs per ounce and include all inventoriable production costs, including direct labor, direct materials, depreciation and amortization and other overhead costs relating to mining and processing activities incurred as of such date. Inventories reflected in the accompanying balance sheet consisted of the following:

	March 31,	December 31,
(in thousands)	2007	2006
Metals inventory
Raw ore	$1,084	$596
Concentrate and in-process	33,001	37,086
Finished goods	61,470	53,081

	95,555	90,763
Materials and supplies	16,970	16,132

	$112,525	$106,895

Note 11 – Long-Term Debt
Credit Agreement
     On August 3, 2004, the Company entered into a $180 million credit facility with a syndicate of financial institutions that replaced the Company’s previous $250 million credit facility. The credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 225 basis points, or 7.625% at March 31, 2007) and a $40 million five-year revolving credit facility bearing interest, when drawn, at a variable rate plus a margin (LIBOR plus 225 basis points, or 7.625% at March 31, 2007) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility. Undrawn amounts under the letters of credit issued through this facility as of March 31, 2007, carry an annual fee of 2.375%. Both the margin on the revolving credit facility and the letter of credit fee adjust contractually based on the Company’s leverage ratio, as defined, beginning after the first quarter of 2005. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced in August 2004. Substantially all the property and assets of the Company are pledged as security under the credit facility.
     On July 28, 2006, the Company entered into an interest rate swap agreement that has the effect of fixing the interest rate on $50 million of the Company’s outstanding term loan debt through December 31, 2007. The effective fixed rate of the interest rate swap is 7.628%. The Company has elected not to account for this as a cash flow hedge and accordingly recorded a credit to interest expense of approximately $3,500 during the first quarter of 2007 in conjunction with marking this transaction to market.
     As of March 31, 2007, the Company has $99.1 million outstanding under the term loan facility. At March 31, 2007, the Company had obtained letters of credit in the amount of $20.6 million, respectively, as partial surety for certain of its long-term reclamation obligations, which reduced amounts available under the revolving credit facility to $19.4 million.
     The credit facility requires as prepayments 50% of the Company’s annual excess cash flow (as defined in the credit agreement), plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Such principal prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The Company’s term loan facility, as amended on January 31, 2006, allows the Company to choose between LIBOR loans of various maturities plus a spread of 2.25% or alternate base rate loans plus a spread of 1.25%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 8.25% at March 31, 2007. The alternate base rate applies only to that portion of the term loan facility in any period for which the Company has not elected to use LIBOR contracts.

     In accordance with the terms of the credit facility, the Company was required to remit 25% of the net proceeds from sales of palladium received in the Norilsk Nickel transaction to prepay its term loan facility. The program to sell this palladium was completed during the first quarter of 2006. Term loan prepayments attributable to these palladium sales totaled $9.1 million in the first quarter of 2006.
     As of March 31, 2007, $2.0 million of the Company’s debt was classified as a current liability representing that portion of the term loan facility and other long-term debt and capital leases required to be prepaid during the next twelve months.
     The following is a schedule of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility at March 31, 2007, without regard to the prepayments required to be offered out of excess cash flow, or paid at the Company’s discretion:

Credit Facility
Scheduled Repayments
Year ended	(in thousands)
2007 (April — December)	$765
2008	1,019
2009	1,019
2010	96,305

Total	$99,108

Note 12 – Regulations and Compliance
     On May 20, 2006, new federal regulations went into effect that by May 20, 2008 will tighten the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners from the current level of 308 μg/m3 of elemental carbon to a new limit of 160 μg/m3 of total carbon. The Company utilizes a significant number of diesel-powered vehicles in its mining operations. Appropriate measurement methods and emission control standards do not yet exist that would ensure compliance in the Company’s mining environment with this new standard. The Company is aggressively exploring existing technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with MSHA, National Institute for Occupational Safety and Health (NIOSH) and various other companies in the mining industry to share best practices and consider compliance alternatives. While the Company believes that MSHA will continue to support these implementation efforts, there can be no assurance that the Company will not be held in violation of the standard and be subject to an MSHA enforcement action.
     MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following commentary provides management’s perspective and analysis regarding the financial and operating performance of Stillwater Mining Company (the “Company”) for the quarter ended March 31, 2007. It should be read in conjunction with the financial statements included in this quarterly report and in the Company’s 2006 Annual Report on Form 10-K.
Overview
     Stillwater Mining Company mines, processes, refines and markets palladium, platinum and minor amounts of other metals from the J-M Reef, an extensive trend of Platinum Group Metal (PGM) mineralization located in Stillwater and Sweet Grass Counties in south central Montana. The Company operates two mines, Stillwater and East Boulder, within the J-M Reef, each with substantial underground operations, a surface mill and a concentrator. The Company also operates smelting and refining facilities at Columbus, Montana. Concentrates produced at the two mines are transported to the smelter and refinery where they are further processed into a PGM filter cake that is sent to third-party refiners for final processing. Substantially all finished palladium and platinum produced from mining is sold under contracts with major automotive manufacturers for use in automotive catalytic converters. These contracts include floor and, in some cases, ceiling prices on palladium and platinum.

     The Company also recycles spent catalyst material through its processing facilities in Columbus, Montana, recovering palladium, platinum and rhodium from these materials. The Company has in place agreements to purchase spent automotive catalyst from third-party collectors, and also processes material owned by others under toll processing arrangements. Recycling volumes fed into the Company’s processing facilities during the first quarter of 2007 increased substantially from the first quarter of 2006, totaling 87,000 ounces of processed PGMs for the first three months of 2007, compared to 60,000 ounces of processed PGMs for the comparable period of 2006, a 45% increase. However, the first quarter 2007 recycling volumes represented a 23% decrease from the fourth quarter of 2006, attributable to increased competition and some apparent seasonality in the early months of 2007. While the growth in purchased catalyst volumes, combined with higher market prices paid for PGMs benefited first quarter 2007 net income, it also has resulted in a substantial increase in marketable inventories and other working capital needed to support this growth. This working capital requirement for recycling was approximately $73.6 million at March 31, 2007, compared to approximately $39.3 million at March 31, 2006.
     The Company reported a net loss for the first quarter of 2007 of $1.1 million, or $0.01 per fully diluted share, on revenues of $146.5 million, compared to net income of $0.6 million, or $.01 per diluted share on revenues of $140.0 million in the first quarter of 2006. In the first quarter of 2006, sales of palladium from the inventory received in the 2003 Norilsk Nickel transaction contributed $6.9 million to net income. The two-year program to liquidate this palladium inventory was completed during the first quarter of 2006, and consequently there were no corresponding palladium sales from this inventory in the first quarter of 2007. Partially offsetting the lack of earnings from such sales, the 2007 first quarter benefited from higher average PGM prices and stronger earnings from recycling.
     Although market prices for platinum-group metals were substantially higher in the first quarter of 2007 than a year ago, the Company’s per-ounce sales realizations were only marginally higher. The Company’s palladium sales benefit from minimum selling prices stipulated in its sales contracts that on average exceeded the market price of palladium during the quarter. Under these contracts, until the palladium market price exceeds these stipulated minimum selling prices, the Company realizes no additional benefit from palladium price increases. On the other hand, the Company’s realized price for platinum continues to be limited by forward sales commitments entered into in earlier years at prices below the current market. As indicated in Note 2 to the Company’s first quarter 2007 financial statements, the realized price under these forward sales commitments is expected to increase in future quarters and should have a reduced effect on net income after 2007.
     The $1.1 million loss for the first quarter of 2007 follows on two profitable quarters in the second half of 2006. As noted in the management discussion in the 2006 Annual Report on Form 10-K, the Company had recognized some seasonal weakness in recycling volumes late in 2006 and so had anticipated the weak first quarter earnings. Stronger than expected prices for PGMs in the first quarter helped to offset part of this volume deficit, but were not sufficient to fully offset its effect on earnings. Corporate overhead expense in the first quarter also included higher compensation and marketing costs than in the prior quarters, reducing earnings. Assuming PGM prices and production volumes remain at or near their current levels, the Company expects earnings to strengthen gradually over the remainder of the year, but also expects some continuing quarterly earnings volatility for the foreseeable future as efforts continue to position the mines for economically sustainable long-term operation.

     The Company’s balance of cash and cash equivalents (excluding restricted cash) was $75.3 million at March 31, 2007, down $13.1 million from the end of the 2006. Including the Company’s available-for-sale investments in highly liquid federal agency notes and commercial paper, the Company’s total available liquidity at March 31, 2007, is $116.9 million, down $7.0 million from $123.9 million at the end of the 2006. Part of the decrease in liquidity is accounted for by increased working capital requirements of the recycling business. The Company also had $19.4 million available to it under undrawn revolving credit lines at March 31, 2007.
     In the Company’s 2005 and 2006 Annual Reports on Form 10-K, management has outlined its three broad strategic areas of focus: transformation of the mining methods employed in the Stillwater and East Boulder Mines, development of new markets for palladium; and growth and diversification of the Company’s business activities. Following is a brief summary of 2007 year-to-date activity in each of these areas of focus.
Transformation of Mine Production Methods
     As reported in the Company’s 2006 Annual Report on Form 10-K, the Company has identified a series of operating initiatives at the Stillwater and East Boulder Mines that are intended to increase efficiency, reduce unit costs of production, and increase total PGM ounces produced.
     Total ore tons mined, the grade of the extracted ore and metallurgical recovery percentages, drive the Company’s ultimate production of palladium and platinum. The Company reports net mine production as ounces contained in the mill concentrate, adjusted for processing losses expected to be incurred in smelting and refining. The Company considers an ounce of metal “produced” at the time it is shipped from the mine site. Depreciation and amortization costs are inventoried at each stage of production.
     Ore production at the Stillwater Mine averaged 1,973 tons of ore per day during the first quarter of 2007 compared to an average of 1,956 tons of ore per day during the first quarter of 2006, reflecting normal variation in mining productivity from period to period.
     The rate of ore production at the East Boulder Mine averaged 1,421 tons of ore per day during the first quarter of 2007 compared to an average of 1,666 tons of ore per day during the first quarter of 2006.
     In an effort to address the economic viability and sustainability of the mines once the current contracts with the auto companies expire, the Company has focused on five transformational objectives. Key elements of this program include overlapping efforts to (1) strengthen safety and ensure environment compliance, (2) improve the developed state of the mines by increasing proven reserves and upgrading infrastructure, (3) shift mining methods away from highly mechanized mining and toward more selective extraction, (4) increase overall production rates toward the permitted capacity of each mine, and (5) reduce total mining support costs through improved mining efficiencies. During the first three months of 2007, the Company continued to demonstrate industry leadership in safety and environmental compliance, maintained its accelerated capital development program to expand infrastructure and increase proven reserves, and obtained very encouraging results in its initial efforts to shift toward more selective extraction methods. The Company also implemented certain shift changes at the Stillwater Mine during the first quarter in order to reduce the mine’s reliance on external contract labor.
     Anticipated benefits of the more selective mining methods include improved ore grades and access to previously uneconomic mineralized material, significant reductions in waste material mined and overall development requirements, less spending on capital equipment acquisition and maintenance, and ultimately much lower capital and operating costs per ounce of production. This is a continuing effort that will be implemented progressively over the next three to five years. Tonnage from captive cut-and-fill mining stopes totaled 703 tons per day during the first quarter, up from a total of 584 tons per day during the fourth quarter of 2006. Also, mechanical ramp-and-fill mining was introduced in the Upper West portion of the Stillwater Mine during the first quarter, averaging 250 tons per day.

     The grade of the Company’s ore reserves, measured in combined palladium and platinum ounces per ton, is a composite average of samples in all ore reserve areas. As is common in underground mines, the grade of ore mined and the recovery rate realized varies from area to area. In particular, mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. However, the composite average grade at each mine tends to be fairly stable. For the three-month period ended March 31, 2007, the average mill head grade for all tons processed from the Stillwater Mine was 0.54 PGM ounces per ton of ore compared to the average grade in 2006 for the same period of 0.53. For the three-month period ended March 31, 2007, the average mill head grade for all tons processed from the East Boulder Mine was 0.40 PGM ounces per ton of ore compared to 0.39 during the same period in 2006.
     During the three-month period ended March 31, 2007, the Company’s mining operations produced a total of 111,000 ounces of palladium and 33,100 ounces of platinum. For the same period in 2006, the mines produced 113,300 ounces of palladium and 33,000 ounces of platinum.
     The Company is maintaining its emphasis on accelerated primary development at both mines. For the first quarter of 2007, primary development totaled approximately 12,400 feet. Definitional drilling for the quarter totaled approximately 122,000 feet. Management believes this investment in mine development, although requiring a substantial commitment of capital and mining resources, should ultimately pay off in more efficient and productive mining operations over the longer term. Capital spending requirements at the mines are expected to decline in future years.
Market Development
     Most of the Company’s efforts to develop and broaden markets for palladium have been channeled during the past year through the Palladium Alliance International (the “Alliance”), a trade organization established for that purpose in early 2006. The Alliance’s principal goals include establishing palladium’s jewelry market presence as a specific elegant brand of precious metal, distinct from platinum and white gold, and instituting a system of standards for use of the palladium brand that will emphasize palladium’s rarity and value. The Alliance is dedicated to nurturing palladium’s jewelry role, and building demand, by sponsoring technical articles in jewelry trade publications illustrating methods of fabricating palladium jewelry, providing a website with information on palladium suppliers and retailers (www.luxurypalladium.com), organizing presentations at industry trade shows and supporting targeted image advertising in critical jewelry markets. During the first few months of 2007, the Alliance has funded several new palladium commercial spots for presentation in Shanghai and Beijing, and coordinated an effort to broaden and unify marketing efforts among palladium producers and fabricators in the industry.
     As noted above, Stillwater’s mine production currently is largely committed under two long-term sales agreements with Ford Motor Company and General Motors Corporation. These contracts provide for fixed percentages of monthly mined PGM production to be delivered under each agreement at small discounts to the market price for each metal. The contracts also include certain floor and ceiling prices on stipulated portions of the metal delivered, and these floor prices over the years have proven highly advantageous to Stillwater, particularly in times of low PGM market prices. The delivery commitments under these contracts expire at the end of 2010. The Company has undertaken exploratory discussions from time to time with various industry consumers of PGMs with regard to sales commitments beyond the current contract period.
     Palladium market prices, in conjunction with platinum and gold, increased fairly steadily during the first quarter of 2007, ending the period at $352 per ounce, up $27 per ounce for the end of 2006. Platinum prices ended the first quarter of 2007 at $1,244 per ounce, up $122 per ounce from the end of 2006. The Company believes recent PGM pricing activity reflects both some fundamental strengthening of demand and a certain amount of investment activity in the metals.
Growth and Diversification
     As reported in the Company’s 2006 Annual Report on Form 10-K, management is pursuing various opportunities to diversify its current mining and processing operations. This is a multi-faceted effort. Last year saw a substantial commitment toward growing the volume of the Company’s recycling operations, thereby reducing the degree of financial dependence solely on performance of the Company’s mines in each period. This commitment will continue during 2007 and 2008 with the addition of a second smelter furnace within the Columbus processing facilities; the new furnace will accommodate expansion of both mining production and recycling volumes over the next several years, as well as potentially improving metal recoveries.

     Also, as announced previously, late last year the Company invested $1.9 million to purchase approximately an 11% interest in Pacific North West Capital Corp., a Canadian exploration company with substantial exploration expertise that has identified several promising PGM targets. The Company also announced on April 16, 2007, that it has entered into a binding letter of intent to invest an initial $1.4 million during 2007 in Benton Resource Corp., another Canadian exploration company, providing Stillwater with an attractive opportunity for future participation in Benton’s Goodchild Project as well as an equity interest in Benton itself.
     These investments in generative exploration projects are inherently long-term and fairly speculative in nature, but are intended to build a portfolio of attractive opportunities for the future. The Company also is continuously evaluating various later-stage mineral development projects, and in some cases even acquisition of operating properties, when they appear to offer good investment value and mesh with Stillwater’s corporate expertise. Management is proceeding deliberately in these growth and diversification efforts.
Federal Regulations
     As discussed in Note 12 to the Company’s financial statements, MSHA published a final rule in the Federal Register on May 18, 2006, that addressed diesel particulate matter exposure of underground metal and nonmetal miners. The final rule phases in the final limit of 160 Total Carbon (“TC”) micrograms per cubic meter of air (160TC µg/m3) over a two-year period. Consequently, on May 20, 2006, the interim limit became 308 micrograms of elemental carbon (“EC”) per cubic meter of air (308EC µg/m3), which is the same as the prior interim limit; on January 20, 2007, the limit was adjusted to 350TC µg/m3; and on May 20, 2008, the final limit of 160TC µg/m3 will become effective. MSHA has stated its intention to convert the TC limits to comparable EC limits later through a separate rulemaking.
     Appropriate measurement methods and emission control standards do not yet exist that would ensure continuous compliance in the Company’s mining environment with this new standard. Mine operators must continue to use engineering and administrative controls supplemented by respiratory protection to reduce miners’ exposures to the prescribed limits. The final rule establishes new requirements for medical evaluation of miners required to wear respiratory protection and transfer of miners who are medically unable to wear a respirator and deletes the existing provision that restricts newer mines from applying for an extension of time in which to meet the final concentration limit. The Company is aggressively exploring existing technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with MSHA, NIOSH and various other companies in the mining industry to share best practices and consider compliance alternatives. While the Company believes that MSHA will continue to support these implementation efforts, there can be no assurance that the Company will not be held in violation of the standard and be subject to an MSHA enforcement action.
     MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated.
PGM Recycling
     PGMs metals (palladium, platinum and rhodium) contained in spent catalytic converter materials are purchased from third-party suppliers or received under tolling agreements and are processed by the Company through its metallurgical complex. A sampling facility crushes and samples the spent catalysts prior to their being blended for smelting in the electric furnace. The spent catalytic material is sourced by third parties, primarily from automobile repair shops and automobile yards that disassemble old cars for the recycling of their parts. The Company also regularly processes spent PGM catalysts from petroleum refineries.
     Recycling activity has expanded significantly since 2003, although total volumes processed declined somewhat due to increased competition and seasonal factors during the first quarter of 2007. During this year’s first quarter, the Company processed recycled materials at a rate of approximately 16.4 tons per day, up from approximately 12.0 tons per day in the first quarter of 2006, but below the 19.3 tons per day reported for the fourth quarter of 2006. Revenues from PGM recycling were $70.0 million for the first quarter of 2007 compared to $34.7 million in revenue for the same period in 2006. This revenue increase of $35.3 million reflects both the higher catalyst processing volumes and higher underlying PGM prices in 2007. Recycling volumes are expected to strengthen modestly during the remainder of 2007.

Corporate and Other Matters
     As discussed in Note 3 to the financial statements, at March 31, 2007, the Company had secured platinum prices in the forward market on a portion of future sales by entering into financially settled forward transactions covering approximately 87,000 ounces of platinum or about 47% of the Company’s anticipated platinum mine production for the period from April 2007 through June 2008 at an average price of about $1,011 per ounce. The Company entered into these transactions in the past in order to reduce the Company’s financial exposure to any sharp decline in platinum prices during the capital intensive portion of the mine transformation program. These hedges are expected to reduce the overall volatility of the Company’s earnings and cash flow. Under these hedging arrangements, in return for protection against downward movements in the platinum price, the Company gives up the benefit of increases in the platinum price on the hedged ounces. The Company recorded hedging expense in the first quarter of 2007 totaling $7.3 million for financially-settled forward contracts that settled below market price during the quarter. For the first quarter of 2006, the Company recorded corresponding hedging expense of $5.4 million. These amounts are recorded as a reduction of mine production revenue.
     The Company is party to a $180 million credit facility dated August 3, 2004, comprised of a $140 million term loan facility and a $40 million revolving credit facility. Additional discussion of this facility is provided in Note 11 to the March 31, 2007, quarterly financial statements and in the Company’s 2006 Annual Report on Form 10-K. As of March 31, 2007, the Company had $99.1 million outstanding under its term loan credit facility. At March 31, 2007, the Company had undrawn letters of credit outstanding in the amount of $20.6 million as partial surety for certain of its long-term reclamation obligations, which reduced the amount available under the revolving credit facility to $19.4 million. Approximately $2.0 million of the Company’s outstanding long-term debt (including $1.0 million associated with the term loan facility) was classified as a current liability at March 31, 2007, reflected principal amounts required to be repaid within the next twelve months.
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
     On July 28, 2006, the Company entered into an interest rate swap agreement that has the effect of fixing the interest rate on $50 million of the Company’s outstanding term loan debt through December 31, 2007. The effective fixed rate of the interest rate swap is 7.628%. The Company has elected not to account for this as a cash flow hedge and accordingly recorded a credit to interest expense of approximately $3,500 during the first quarter of 2007 in conjunction with marking this transaction to market.
     In preparing the 2007 business plan the Company projected its future compliance with the financial covenants in the credit facility. While the business plan shows the Company remaining in compliance with all financial ratios through the life of the credit facility, it also shows the capital expenditure forecasts for 2007 and 2008 exceeding the covenant limits in the credit agreement. The Company has met with the affected lenders and discussed the business rationale for the covenant overruns, and the lenders have indicated their preliminary support for an amendment to cure the problem. Consequently, the Company expects to reach a resolution with the lenders prior to any event of default taking place.
     At March 31, 2007, the Company had posted surety bonds with the State of Montana in the amount of $13.1 million and had obtained a $7.5 million letter of credit to satisfy the current $20.6 million of financial guarantee requirements determined by the regulatory agencies. The state is currently in the process of finalizing an updated environmental impact statement and, as expected, will recommend a substantial increase in these financial guarantees. The Company has adequate financial resources to meet these increased obligations.

Results of Operations
     The Company reported a net loss of $1.1 million for the first quarter of 2007 compared to net income of $0.6 million for the first quarter of 2006. The 2006 net income included $7.1 million of income from sales of the palladium received in the 2003 Norilsk Nickel transaction and related other contract sales. That sales program was completed in the first quarter of 2006, and consequently this year’s first quarter did not include any corresponding earnings from these palladium sales. However, this lack of palladium inventory sales in 2007 was largely offset by substantial growth in the Company’s precious metal recycling business, strong realized prices on PGM sales and good performance from mining operations. Specifically, in comparing the quarters, besides the $7.1 million difference due to Norilsk Nickel transaction related inventory sales, first quarter 2007 mining margins improved by $5.8 million, recycling margins by about $1.1 million, and net interest cost declined by nearly $1.0 million compared to the first quarter of 2006. However, corporate expenses were $2.5 million higher in the first quarter of 2007 than in last year’s first quarter, reflecting growth in the Company’s marketing efforts and higher compensation expense. Increased gains on asset dispositions of $0.3 million accounted for the remainder of the difference between the quarters.

     Three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006.
     Revenues. Revenues increased by 4.6% to $146.5 million for the first quarter of 2007 compared to $140.0 million for the first quarter of 2006. The following analysis covers key factors contributing to the increase in revenues:
Revenues, PGM ounces sold and PGM prices

	Three months ended
	March 31,			Percentage
(in thousands)	2007	2006	Increase	Change
Revenues	$146,450	$139,959	$6,491	5%

Mine Production Ounces Sold:

Palladium	109	107	2	2%
Platinum	34	29	5	17%

Total	143	136	7	5%

Other PGM Activities Ounces Sold:

Palladium	37	86	(49)	(57%)
Platinum	27	23	4	17%
Rhodium	6	10	(4)	(40%)

Total	70	119	(49)	(41%)

By-products from Mining Ounces/Pounds Sold:
Rhodium (oz.)	1	1	—	0%
Gold (oz.)	3	3	—	0%
Silver (oz.)	2	2	—	0%
Copper (lb.)	383	258	125	48%
Nickel (lb.)	306	441	(135)	(31%)

Average realized price per ounce

Mine Production:
Palladium	$377	$360	$17	5%
Platinum	$915	$811	$104	13%
Combined	$506	$452	$54	12%

Other PGM Activities:
Palladium	$336	$278	$58	21%
Platinum	$1,149	$984	$165	17%
Rhodium	$5,052	$3,168	$1,884	59%

By-products from mining:
Rhodium ($/oz.)	$5,912	$3,449	$2,463	71%
Gold ($/oz.)	$667	$558	$109	20%
Silver ($/oz.)	$14	$10	$4	40%
Copper ($/lb.)	$2.78	$2.20	$1	26%
Nickel ($/lb.)	$17.62	$6.02	$12	193%

Average market price per ounce

Palladium	$343	$292	$51	17%
Platinum	$1,190	$1,037	$153	15%
Combined	$546	$451	$95	21%
     Revenues from sales of mine production were $72.4 million in the first quarter of 2007, compared to $62.3 million for the same period in 2006, a 16.2% increase. The overall increase in mine production revenues reflects a 5.2% increase in the total quantity of metals sold to 143,000 ounces in the first quarter of 2007 compared to 136,000 ounces in the same period of 2006 and higher average realizations in 2007. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $506 per ounce in the first quarter of 2007, compared to $452 per ounce in the same quarter of 2006.

     Revenues from PGM recycling grew substantially, increasing to $70.0 million in the first quarter of 2007 from $34.7 million for the same period in 2006. Recycled ounces processed grew to 87,000 ounces in the first quarter of this year from 60,000 ounces in the first quarter of 2006. These higher volumes were coupled with much higher prices realized for PGM sales in 2007 as compared to 2006. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $1,201 per ounce in the first quarter of 2007, up over 30% from $913 per ounce in the first quarter of last year.
     During the first quarter of 2004, the Company entered into three sales agreements providing for the Company to sell the palladium ounces received in the Norilsk Nickel transaction. Under these agreements, the Company sold the final 63,250 ounces of palladium during the first quarter of 2006 at an average realization of $278 per ounce. Sales related to this two-year program ended in the first quarter of 2006. The Company also purchases other metal for resale from time to time. The Company recognized revenue of $25.4 million on approximately 18,000 ounces of PGMs that were purchased in the open market and re-sold under these sales agreements during the first quarter of 2006. In the first quarter of 2007, revenue totaled $4.1 million on 12,000 ounces of palladium purchased in the open market and resold.
     Cost of metals sold. Cost of metals sold increased to $118.5 million in the first quarter of 2007 from $112.1 million in the first quarter of 2006, a 5.7% increase. The higher cost in 2007 was driven primarily by several partially offsetting factors: first, in the first quarter of 2007 there were no corporate sales of palladium from the inventory received in the Norilsk Nickel transaction, resulting in a $10.8 million reduction in costs; second, purchases of platinum and rhodium for resale under various commitments were much lower than in the prior year, resulting in approximately $21.1 million less expense in the 2007 quarter; and thirdly, the cost of acquiring recycling catalysts increased sharply in 2007 as the underlying value of the contained metal increased, raising costs in the 2007 quarter by $34.2 million.
     The cost of metals sold from mine production was $48.3 million for the first quarter of 2007, compared to $44.2 million for the first quarter of 2006, a 9.3% increase. The small increase in costs was mostly attributable to the higher sales volumes.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the first quarter of 2007 decreased slightly to $309 per ounce, compared to $313 per ounce in the first quarter of 2006. This reduction resulted from strong recycling and by-product credits during the first quarter of 2007 that more than offset increased direct costs of mining.
     The cost of metals sold from PGM recycling activities was $66.2 million in the first quarter of 2007, compared to $32.0 million in the first quarter of 2006, a 106.9% increase. The significant increase was due to the 53% higher volume of PGM catalysts processed in the first quarter of 2007 as compared to the same period in 2006 and the associated increase in the cost of acquiring these materials. The cause of the $34.2 million increase was about evenly divided between the increase in volumes processed and the higher market value of the PGMs contained in the recycled material.
     The cost of metals sold from sales of metal acquired for resale was $4.0 million in the first quarter of 2007. In comparison, the cost for the first quarter of 2006 was $25.1 million. The reduction in costs is due to approximately 2,500 less platinum ounces and approximately 6,300 less rhodium ounces being purchased in the first quarter of 2007 to meet supply commitments under various contracts that ended with the sale of the last remaining palladium ounces received in the Norilsk Nickel transaction. The reduction was partially offset by the purchase of approximately 3,000 more palladium ounces for resale in the first quarter of 2007 than in the same period in 2006.
     Production. During the first quarter of 2007, the Company’s mining operations produced approximately 144,000 ounces of PGMs, including approximately 111,000 and 33,000 ounces of palladium and platinum, respectively. This compares closely with the approximately 146,000 ounces of PGMs produced in the first quarter of 2006, including approximately 113,000 and 33,000 ounces of palladium and platinum, respectively.
     The Company’s first quarter 2007 mine production included 98,000 ounces from the Stillwater Mine, a 5.4% increase over the same quarter last year, and 46,000 ounces from East Boulder Mine, a 13.2% decrease. For the comparable quarter of 2006, Stillwater Mine produced 93,000 ounces and East Boulder produced 53,000 ounces.

     General and administrative. General and administrative expenses in the first quarter of 2007 were $6.7 million, compared to $5.9 million during the first quarter of 2006, a 13.6% increase. The increase was due to higher compensation costs which included amortization of deferred stock awards granted during the first quarter of 2007 and marketing expenses. During the first quarter of 2007, the Company continued its market development efforts for palladium, largely in support of the Palladium Alliance International, spending approximately $2.1 million on marketing in the first quarter of 2007 compared to $0.2 million in the same period of 2006.
     Interest income and expense. Interest expense was $2.8 million in the first quarters of 2007 and 2006. Although the Company’s total debt balance declined to $129.8 million at March 31, 2007 from $130.7 million at March 31, 2006, the small decrease in principal was fully offset by increases in market interest rates. Significantly offsetting this expense, however, was the growth in interest income between the periods. The Company’s balance of cash, cash equivalents, and other liquid investments (excluding restricted cash) decreased to $116.9 million at March 31, 2007 from $123.9 million at March 31, 2006. However, interest earned increased to $3.0 million in the first quarter of 2007 from $2.0 million in the first quarter of 2006. This increase reflects higher interest rates on short-term investments and financing earned on recycling advances.
     Other comprehensive loss. For the first quarter of 2007, other comprehensive loss included the total change in the fair value of derivatives of $12.6 million, reduced by $7.3 million of hedging loss recognized in current earnings. For the same period of 2006, other comprehensive loss included a change in the fair value of derivatives of $22.1 million reduced by $5.4 million in hedging loss recognized in current earnings.
Liquidity and Capital Resources
     The Company’s cash and cash equivalents totaled $75.3 million at March 31, 2007, down $13.1 million from December 31, 2006. Including the Company’s available-for-sale investments in highly liquid federal agency notes and commercial paper, however, the Company’s total available liquidity at March 31, 2007, was $116.9 million, down $7.0 million from $123.9 million at the beginning of 2007. Working capital constituting marketable inventories (see Note 10 to the Company’s financial statements) and advances thereon in the Company’s growing PGM recycling business totaled about $73.6 at the end of the first quarter of 2007, up slightly from $70.9 million at the beginning of the year, mostly reflecting the impact of the higher PGM prices. The Company also had $19.4 million available to it under undrawn revolving credit lines at March 31, 2007.
     The Company is spending a total of about $36 million during 2007 and 2008 to add a second smelting furnace and other process enhancements at its processing facilities in Columbus, Montana. The addition of the second furnace is intended to accommodate forecasted increases in processing volumes due to expansion of mine output and to growing volumes of recycled material over the next several years. The second furnace will also mitigate an operational risk, as virtually all of the Company’s metal production is dependent on the availability of the smelter facility. Within the next three years, the Company will need to take down the existing smelter furnace for a month or so to replace its refractory brick lining. In the past the smelter simply stockpiled material during the rebricking and processed it following the outage; however, total throughput demand at the furnace has now increased to a level where that is no longer feasible. The second furnace may also allow for extending the residence time of matte in the furnace, which should improve PGM furnace recoveries.
     Net cash provided from operating activities, although reduced by this growth in recycling-related operating capital, was $15.2 million in the first quarter of 2007 compared to $37.0 million in the same period of 2006. Capital expenditures were $21.6 million in the first quarter 2007 compared to $23.1 million in the first quarter of 2006. The Company’s planned capital spending for 2007 is $108 million. The Company paid down $0.9 million of its debt obligations during the first quarter of 2007, in accordance with the terms of its credit agreement and capital leases. Outstanding debt at March 31, 2007, was $129.8 million.

Credit Facility
     As of March 31, 2007, the Company had $99.1 million outstanding under the term loan facility. At March 31, 2007, the Company had obtained letters of credit in the amount of $20.6 million as partial surety for certain of its long-term reclamation obligations, which reduced amounts available under the revolving credit facility to $19.4 million at March 31, 2007. As of March 31, 2007, $1.0 million of the long-term debt under this facility was classified as a current liability (see Note 11 to the Company’s financial statements).
Contractual Obligations
     The Company is obligated to make future payments under various contracts such as debt and capital lease agreements. The following table represents significant contractual cash obligations and other commercial commitments and the related interest payments as of March 31, 2007:

in thousands	2007(1)	2008	2009	2010	2011	Thereafter	Total
Term loan facility	$765	$1,019	$1,019	$96,305	$—	$—	$99,108
Capital lease obligations	825	—	—	—	—	—	825
Special Industrial Education Impact
Revenue Bonds	178	190	97	—	—	—	465
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	229	275	240	240	240	699	1,923
Asset retirement obligations	—	—	—	—	—	69,479	69,479
Payments of interest	8,738	10,662	10,276	6,696	2,400	20,400	59,172
Other noncurrent liabilities	—	17,484	—	—	—	—	17,484

Total	$10,735	$29,630	$11,632	$103,241	$2,640	$120,578	$278,456

(1)	Amounts represent cash obligations for April –December 2007.
     Debt obligations referred to in the table above are presented as due for repayment under the current terms of the loan agreements and before any effect of payments out of excess cash flow. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2008 include workers’ compensation costs, property taxes and severance taxes. Interest payments noted in the table above assume no early extinguishments of debt and no changes in interest rates.
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

Derivative Instruments
     From time to time, the Company enters into derivative financial instruments, including fixed forwards and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue. The Company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value, and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, provides an exception for certain derivative transactions that meet the criteria for “normal purchases and normal sales” transactions; effective April 1, 2006, the Company began applying the norma1 purchase and sale exception for certain forward sales of recycled material that require physical delivery of metal. If the derivative transaction is designated as a hedge, and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income (loss) in the period the offsetting hedged transaction occurs. The Company primarily uses derivatives to hedge metal prices and interest rates. As of March 31, 2007, the net unrealized loss on outstanding derivatives associated with commodity instruments is valued at $21.1 million, and is reported as a component of accumulated other comprehensive loss. Because these hedges are highly effective, the Company expects any ultimate gains or losses on the hedging instruments will be largely offset by corresponding changes in the value of the hedged transaction.
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at March 31, 2007, for the portion of the Company’s net deferred tax assets, which, more likely than not, will not be realized (see Note 5 to the Company’s financial statements). Based on the Company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the Company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the Company could owe income taxes prospectively on the resulting higher than projected taxable income.
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

Stillwater Mining Company
Key Factors
(Unaudited)
OPERATING AND COST DATA FOR MINE PRODUCTION

	Three months ended
	March 31,
	2007	2006
Consolidated:
Ounces produced (000) Palladium	111	113
Platinum	33	33

Total	144	146

Tons milled (000)	305	326
Mill head grade (ounce per ton)	0.51	0.49
Sub-grade tons milled (000) (1)	21	15
Sub-grade tons mill head grade (ounce per ton)	0.13	0.15
Total tons milled (000) (1)	326	341
Combined mill head grade (ounce per ton)	0.49	0.47
Total mill recovery (%)	91	91

Total operating costs per ounce (Non-GAAP)	$244	$263
Total cash costs per ounce (Non-GAAP) (2) (3)	$309	$313
Total production costs per ounce (Non-GAAP) (2) (3)	$456	$457
Total operating costs per ton milled (Non-GAAP)	$108	$113
Total cash costs per ton milled (Non-GAAP) (2) (3)	$136	$134
Total production costs per ton milled (Non-GAAP) (2) (3)	$201	$196
Stillwater Mine:
Ounces produced (000) Palladium	75	72
Platinum	23	21

Total	98	93

Tons milled (000)	178	176
Mill head grade (ounce per ton)	0.59	0.56

Sub-grade tons milled (000) (1)	21	15
Sub-grade tons mill head grade (ounce per ton)	0.13	0.15

Total tons milled (000) (1)	199	191
Combined mill head grade (ounce per ton)	0.54	0.53
Total mill recovery (%)	92	92

Total operating costs per ounce (Non-GAAP)	$227	$262
Total cash costs per ounce (Non-GAAP) (2) (3)	$290	$312
Total production costs per ounce (Non-GAAP) (2) (3)	$418	$441
Total operating costs per ton milled (Non-GAAP)	$112	$127
Total cash costs per ton milled (Non-GAAP) (2) (3)	$143	$152
Total production costs per ton milled (Non-GAAP) (2) (3)	$206	$215

Stillwater Mining Company
Key Factors (continued)
(Unaudited)
OPERATING AND COST DATA FOR MINE PRODUCTION
(Continued)

	Three months ended
	March 31,
	2007	2006
East Boulder Mine:
Ounces produced (000)
Palladium	36	41
Platinum	10	12

Total	46	53

Tons milled (000)	128	150
Mill head grade (ounce per ton)	0.40	0.39

Sub-grade tons milled (000) (1)	—	—
Sub-grade tons mill head grade (ounce per ton)	—	—

Total tons milled (000) (1)	128	150
Combined mill head grade (ounce per ton)	0.40	0.39
Total mill recovery (%)	90	90

Total operating costs per ounce (Non-GAAP)	$281	$266
Total cash costs per ounce (Non-GAAP) (2) (3)	$348	$315
Total production costs per ounce (Non-GAAP) (2) (3)	$537	$484

Total operating costs per ton milled (Non-GAAP)	$101	$94
Total cash costs per ton milled (Non-GAAP) (2) (3)	$125	$112
Total production costs per ton milled (Non-GAAP) (2) (3)	$194	$171

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended
	March 31,
(in thousands, where noted)	2007	2006
SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium (oz.)	109	107
Platinum (oz.)	34	29

Total	143	136

Other PGM activities: (6)
Palladium (oz.)	37	86
Platinum (oz.)	27	23
Rhodium (oz.)	6	10

Total	70	119

By-products from mining: (7)
Rhodium (oz.)	1	1
Gold (oz.)	3	3
Silver (oz.)	2	2
Copper (lb.)	383	258
Nickel (lb.)	306	441

Average realized price per ounce (5)
Mine production:
Palladium ($/oz.)	$377	$360
Platinum ($/oz.)	$915	$811
Combined (5)	$506	$452

Other PGM activities: (6)
Palladium	$336	$278
Platinum	$1,149	$984
Rhodium	$5,052	$3,168

By-products from mining: (7)
Rhodium ($/oz.)	$5,912	$3,449
Gold ($/oz.)	$667	$558
Silver ($/oz.)	$14	$10
Copper ($/lb.)	$2.78	$2.20
Nickel ($/lb.)	$17.62	$6.02

Average market price per ounce (5)
Palladium	$343	$292
Platinum	$1,190	$1,037
Combined (5)	$546	$451

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total cash costs include period costs of mining, processing and administration at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Norilsk Nickel transaction expenses and interest income and expense are not included in total cash costs.

(3)	Total cash cost per ton, represents a non-U.S. Generally Accepted Accounting Principles (GAAP) measurement that management uses to monitor and evaluate the efficiency of its mining operations. See table “Reconciliation of Non-GAAP measures to costs of revenues” and accompanying discussion.

(4)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average London PM Fix for the actual months of the period.

(5)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the refinery.

(6)	Ounces sold and average realized price per ounce from other PGM activities primarily relate to ounces produced from processing of catalyst materials and palladium received in the Norilsk Nickel transaction.

(7)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
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

     When divided by the total tons milled in the respective period, Total Production Cost per Ton Milled (Non-GAAP) - measured for each mine or combined — provides an indication of the cost per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. Because ore tons are first actually weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Production Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Production Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.
     When divided by the total recoverable PGM ounces from production in the respective period, Total Production Cost per Ounce (Non-GAAP) - measured for each mine or combined — provides an indication of the cost per ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because extracting PGM material is ultimately the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Production Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Production Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.
     Total Cash Costs (Non-GAAP): This non-GAAP measure is calculated by excluding the depreciation and amortization and asset retirement costs from Total Production Costs (Non-GAAP) for each mine or combined. The Company uses this measure as a comparative indication of the cash costs related to production and processing in any period.
     When divided by the total tons milled in the respective period, Total Cash Cost per Ton Milled (Non-GAAP) - measured for each mine or combined — provides an indication of the level of cash costs incurred per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. Because ore tons are first weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Cash Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Cash Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.
     When divided by the total recoverable PGM ounces from production in the respective period, Total Cash Cost per Ounce (Non-GAAP) - measured for each mine or combined — provides an indication of the level of cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Cash Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Cash Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.
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
     When divided by the total tons milled in the respective period, Total Operating Cost per Ton Milled (Non-GAAP) - measured for each mine or combined — provides an indication of the level of controllable cash costs incurred per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. Because ore tons are first actually weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Operating Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Operating Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.

     When divided by the total recoverable PGM ounces from production in the respective period, Total Operating Cost per Ounce (Non-GAAP) - measured for each mine or combined — provides an indication of the level of controllable cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Operating Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Operating Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three months ended
	March 31,
(in thousands)	2007	2006
Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$35,210	$38,484
Royalties, taxes and other	9,284	7,336

Total cash costs (Non-GAAP)	$44,494	$45,820
Asset retirement costs	177	158
Depreciation and amortization	20,414	19,910
Depreciation and amortization (in inventory)	638	890

Total production costs (Non-GAAP)	$65,723	$66,778
Change in product inventories	1,653	29,945
Costs of recycling activities	66,175	31,967
Recycling activities — depreciation	24	25
Add: Profit from recycling activities	5,349	3,326

Total consolidated costs of revenues	$138,924	$132,041

Stillwater Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$22,237	$24,381
Royalties, taxes and other	6,220	4,715

Total cash costs (Non-GAAP)	$28,457	$29,096
Asset retirement costs	124	115
Depreciation and amortization	12,133	12,196
Depreciation and amortization (in inventory)	210	(312)

Total production costs (Non-GAAP)	$40,924	$41,095
Change in product inventories	(83)	(3,083)
Add: Profit from recycling activities	3,629	2,111

Total costs of revenues	$44,470	$40,123

East Boulder Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$12,972	$14,103
Royalties, taxes and other	3,064	2,621

Total cash costs (Non-GAAP)	$16,036	$16,724
Asset retirement costs	54	43
Depreciation and amortization	8,281	7,714
Depreciation and amortization (in inventory)	428	1,202

Total production costs (Non-GAAP)	$24,799	$25,683
Change in product inventories	(2,285)	(2,873)
Add: Profit from recycling activities	1,720	1,215

Total costs of revenues	$24,234	$24,025

Other PGM activities: (1)
Reconciliation to costs of revenues:
Change in product inventories	$4,021	$35,901
Recycling activities — depreciation	24	25
Costs of recycling activities	66,175	31,967

Total costs of revenues	$70,220	$67,893

(1)	Other PGM activities include recycling and sales of palladium received in the Norilsk Nickel transaction and other.

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
     The Company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts together cover significant portions of the Company’s mined PGM production through December 2010 and stipulate floor and ceiling prices for some of the covered production. The contract with Mitsubishi Corporation expired at the end of 2006; most of the production dedicated to the Mitsubishi contract will be absorbed under the other contracts.
     Since the third quarter of 2005, the major U.S. bond rating agencies have significantly downgraded the corporate ratings of General Motors Corporation and Ford Motor Company, both key customers. As a result, the debt of these companies no longer qualifies as investment grade. The Company’s business is substantially dependent on its contracts with Ford and General Motors, particularly when the floor prices in these contracts are significantly greater than the market price of palladium. Under applicable law, these contracts may be void or voidable if General Motors or Ford becomes insolvent or files for bankruptcy. The loss of either of these contracts could require the Company to sell at prevailing market prices, which might expose it to lower metal prices as compared to the floor prices under the contracts. In such an event, the Company’s operating plans could be threatened. In addition, under the Company’s credit facility, a default or modification of these contracts could prohibit additional loans or require the immediate repayment of outstanding loans. Thus, particularly in periods of relatively low PGM prices, termination of these contracts could have a material adverse impact on the Company’s operations and viability. Citing the decline in the financial positions of Ford and General Motors, as well as cash flow concerns following completion of the program to sell off the palladium received in the 2003 Norilsk Nickel transaction and the continuing high cost of operations, Standard and Poor’s and Moody’s each downgraded the Company’s corporate and senior debt credit ratings by one level during 2006.

     The Company has entered into fixed forwards and financially settled forwards to offset the price risk in its PGM recycling and mine production activities. In the fixed forward transactions, metals contained in the spent catalytic materials are normally sold forward and are subsequently delivered against the fixed forward contracts when the finished ounces are recovered. Financially settled forwards may be used as a mechanism to hedge against fluctuations in metal prices associated with future production. Under financially settled forwards, accounted for as cash flow hedges, the Company receives, at each settlement date, the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. The Company’s financially settled forwards are settled net in cash at maturity.
     As of March 31, 2007, the Company was party to financially settled forward agreements covering approximately 47% of its anticipated platinum sales from mine production from April 2007 through June 2008. These transactions cover a total of 87,000 ounces of platinum sales from mine production at an overall average price of approximately $1,011 per ounce. Because the market price of platinum was approximately $1,244 per ounce at the end of the first quarter 2007, the Company has recorded unrealized hedging losses of approximately $21.1 million in Accumulated Other Comprehensive Loss as of March 31, 2007 (see Note 6 to the Company’s financial statements). Because these hedges are highly effective, when these instruments are settled any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sales and will be recognized at that time in operating income. All commodity instruments outstanding at March 31, 2007, are expected to be settled within the next fifteen months.
     The Company also enters into fixed forward sales relating to processing of spent PGM catalysts. These transactions require physical delivery of metal and cannot settle net. Consequently, effective with purchases of spent catalysts on or after April 1, 2006, the Company accounts for these forward sales commitments related to purchases of recycled material under the “normal purchase and sale” exception in SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Sales of metals from PGM recycling are sold forward on the pricing date and subsequently are physically delivered against the forward sales commitments when the ounces are recovered. These forward sales commitments typically have terms of three months or less; all of the transactions open at March 31, 2007, will settle at various periods through June 2007 (see Note 3 to the Company’s financial statements). There was no unrealized loss related to PGM recycling on these instruments due to changes in metal prices at March 31, 2007 or March 31, 2006.
Interest Rate Risk
     As of March 31, 2007, the Company had $99.1 million outstanding under its $140 million term loan facility, bearing interest at a variable rate of 7.625% based upon LIBOR (5.375% at March 31, 2007) plus a 2.25% margin (See Note 11 to the Company’s financial statements). At the current LIBOR, this represents an interest cost of approximately $7.6 million per year. Although the margin on this debt is fixed, the LIBOR component is subject to short-term fluctuations in market interest rates. The Company also has in place an interest rate swap agreement through December 31, 2007, effectively fixing the rate on a notional principal amount of $50 million at 7.628%. Taking into account the effect of the interest rate swap, during 2007 each 1% increase in LIBOR increases the Company’s estimated annual interest cost by approximately $0.5 million. After 2007, when the interest rate swap expires, the same change in LIBOR will increase annual interest cost by about $1.0 million.
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
     (b) Internal Control Over Financial Reporting. In reviewing internal control over financial reporting at March 31, 2007, management determined that during the first quarter of 2007 there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Stockholder Litigation
     In 2002, nine lawsuits were filed against the Company and certain senior officers in United States District Court, Southern District of New York, purportedly on behalf of a class of all persons who purchased or otherwise acquired common stock of the Company from April 20, 2001 through and including April 1, 2002. They assert claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by the Company regarding its financial performance and, in particular, its accounting for probable ore reserves. In July 2002, the court consolidated these actions, and in May 2003, the case was transferred to federal district court in Montana. In May 2004, defendants filed a motion to dismiss plaintiffs’ second amended complaint, and in June 2004, plaintiffs filed their opposition and defendants filed their reply. Defendants have reached an agreement in principle with plaintiffs to settle the federal class action. The proposed settlement of the federal class action has been approved by the Company’s board of directors, and is subject to final approval of the Montana District Court following notice to the class and a hearing, which currently is scheduled for September 6, 2007. The proposed settlement of the federal class action is also conditioned on approval by the Delaware Chancery Court of the proposed settlement to resolve the claims alleged in the related stockholder derivative lawsuit, unless the parties mutually agree in writing to proceed with settlement of the federal class action without such final court approval and dismissal of the derivative lawsuit. Under the proposed agreement, any settlement amount will be paid by the Company’s insurance carrier and will not involve any out-of-pocket payment by the Company or the individual defendants. In light of the proposed settlement, the hearing on defendants’ motion to dismiss has been taken off calendar, without prejudice to their right to reinstate the motion in the event the parties are not successful in negotiating the terms of the final settlement papers.
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

Item 1A. Risk Factors
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of stockholders was held on May 3, 2007. The following table sets forth the proposals presented at the annual meeting and the votes cast in connection with each proposal. Further information regarding these proposals was included in the Company’s proxy statement filed with the Securities and Exchange Commission on April 10, 2007.

Proposal	For	Against	Abstain	Withheld
1. To elect nine directors to the Company’s Board of Directors
Craig L. Fuller	83,749,694			1,085,183
Patrick M. James	84,145,962			688,915
Steven S. Lucas	83,753,766			1,081,111
Joseph P. Mazurek	77,537,083			7,297,794
Francis R. McAllister	81,221,650			3,613,227
Sheryl K. Pressler	83,785,153			1,049,724
Donald W. Riegle, Jr.	80,865,783			3,969,094
Todd D. Schafer	76,694,546			8,140,331
2. To ratify the appointment of KPMG LLP as the Company’s independent accountants for 2007	84,029,932	330,953	473,992
3. To approve performance goals with respect to the Company’s 2004 Equity Incentive Plan for purposes of granting awards intended to comply with Section 162(m) of the Internal Revenue Code	83,707,786	616,656	510,435
Item 5. Other Information
None
Item 6. Exhibits
Exhibits: See attached exhibit index

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY
(Registrant)

Date: May 7, 2007	By:	/s/ Francis R. McAllister

Francis R. McAllister
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2007	By:	/s/ Gregory A. Wing

Gregory A. Wing
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBITS

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated, May 7, 2007

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated, May 7, 2007

32.1	Section 1350 Certification, dated, May 7, 2007

32.2	Section 1350 Certification, dated, May 7, 2007