Form 10-Q
period 2007-06-30
STILLWATER MINING CO /DE/
filed 2007-08-07
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
At August 3, 2007 the Company had outstanding 92,220,347 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED JUNE 30, 2007

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Stillwater Mining Company
Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues

Mine production	$74,893	$74,099	$147,264	$136,373
PGM recycling	83,914	39,579	153,902	74,254
Sales of palladium received in the Norilsk Nickel transaction	—	—	—	17,637
Other	2,156	3,148	6,247	28,521

Total revenues	160,963	116,826	307,413	256,785

Costs and expenses
Costs of metals sold
Mine production	54,718	49,965	103,029	94,201
PGM recycling	77,871	37,969	144,046	69,937
Sales of palladium received in Norilsk Nickel transaction	—	—	—	10,785
Other	2,184	3,162	6,205	28,279

Total costs of metals sold	134,773	91,096	253,280	203,202

Depreciation and amortization
Mine production	21,628	21,351	42,020	41,261
PGM recycling	28	25	52	50

Total depreciation and amortization	21,656	21,376	42,072	41,311

Total costs of revenues	156,429	112,472	295,352	244,513

Exploration	1	332	62	332
Marketing	1,112	682	3,213	890
General and administrative	6,289	5,961	12,963	12,058

Total costs and expenses	163,831	119,447	311,590	257,793

Operating loss	(2,868)	(2,621)	(4,177)	(1,008)
Other income (expense)
Other	(16)	(1)	(18)	3
Interest income	3,023	3,070	5,986	5,050
Interest expense	(2,750)	(2,735)	(5,576)	(5,540)
Gain/(loss) on disposal of property, plant and equipment	95	(50)	210	(235)

Loss before income tax provision	(2,516)	(2,337)	(3,575)	(1,730)

Income tax provision	—	—	—	(10)

Net loss	$(2,516)	$(2,337)	$(3,575)	$(1,740)

Other comprehensive income (loss), net of tax	5,446	(13,042)	271	(29,592)

Comprehensive income (loss)	$2,930	$(15,379)	$(3,304)	$(31,332)

Weighted average common shares outstanding
Basic	91,927	91,207	91,759	91,135
Diluted	91,927	91,207	91,759	91,135

Basic loss per share

Net loss	$(0.03)	$(0.03)	$(0.04)	$(0.02)

Diluted loss per share

Net loss	$(0.03)	$(0.03)	$(0.04)	$(0.02)

See accompanying notes to the financial statements

Stillwater Mining Company
Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$57,200	$88,360
Restricted cash	4,385	3,785
Investments, at fair market value	39,651	35,497
Inventories	125,752	106,895
Advances on inventory purchases	30,492	24,191
Accounts receivable	12,254	16,008
Deferred income taxes	1,654	5,063
Other current assets	5,843	4,540

Total current assets	$277,231	$284,339

Property, plant and equipment (net of $259,984 and $219,520 accumulated depreciation and amortization)	458,759	460,328
Long-term investment	2,537	1,869
Other noncurrent assets	9,583	9,487

Total assets	$748,110	$756,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,200	$24,833
Accrued payroll and benefits	20,675	20,348
Property, production and franchise taxes payable	11,458	11,123
Current portion of long-term debt and capital lease obligations	1,282	1,674
Fair value of derivative instruments	15,756	15,145
Unearned income	7,638	5,479
Other current liabilities	7,861	6,988

Total current liabilities	79,870	85,590

Long-term debt	127,435	129,007
Fair value of derivative instruments	—	715
Deferred income taxes	1,654	5,063
Accrued workers compensation	10,808	10,254
Asset retirement obligation	8,910	8,550
Other noncurrent liabilities	4,499	4,288

Total liabilities	$233,176	$243,467

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 92,125,936 and 91,514,668 shares issued and outstanding	921	915
Paid-in capital	622,783	617,107
Accumulated deficit	(93,438)	(89,863)
Accumulated other comprehensive loss	(15,332)	(15,603)

Total stockholders’ equity	514,934	512,556

Total liabilities and stockholders’ equity	$748,110	$756,023

See accompanying notes to the financial statements

Stillwater Mining Company
Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Cash flows from operating activities
Net loss	$(2,516)	$(2,337)	$(3,575)	$(1,740)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,656	21,376	42,072	41,311
Lower of cost or market inventory adjustment	1,430	42	1,430	1,140
(Gain)/loss on disposal of property, plant and equipment	(95)	50	(210)	235
Stock issued under employee benefit plans	1,484	941	2,930	2,254
Amortization of debt issuance costs	206	198	410	383
Share based compensation	1,345	933	2,513	1,527

Changes in operating assets and liabilities:
Inventories	(15,688)	(39,572)	(20,658)	(43,652)
Advances on inventory purchases	(7,014)	(14,414)	(6,301)	(17,718)
Accounts receivable	(1,615)	(60)	3,754	14,793
Employee compensation and benefits	631	254	327	824
Accounts payable	(1,096)	2,669	(9,633)	1,778
Property, production and franchise taxes payable	136	1,778	546	854
Workers compensation	(199)	539	554	3,626
Asset retirement obligation	182	161	360	318
Unearned income	4,081	2,001	2,159	3,861
Restricted cash	(600)	—	(600)	—
Other	(2,214)	(2,265)	(803)	(546)

Net cash provided by (used in) operating activities	114	(27,706)	15,275	9,248

Cash flows from investing activities
Capital expenditures	(18,812)	(22,232)	(40,408)	(45,356)
Purchase of long-term investment	(668)	—	(668)	—
Proceeds from disposal of property, plant and equipment	126	207	328	263
Purchases of investments	(25,148)	(19,859)	(48,140)	(68,019)
Proceeds from maturities of investments	27,181	38,532	44,178	69,250

Net cash used in investing activities	(17,321)	(3,352)	(44,710)	(43,862)

Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(1,081)	(461)	(1,964)	(9,915)
Payments for debt issuance costs	—	—	—	(579)
Issuance of common stock	219	601	239	805

Net cash provided by (used in) financing activities	(862)	140	(1,725)	(9,689)

Cash and cash equivalents
Net decrease	(18,069)	(30,918)	(31,160)	(44,303)
Balance at beginning of period	75,269	66,875	88,360	80,260

Balance at end of period	$57,200	$35,957	$57,200	$35,957

See accompanying notes to the financial statements

Stillwater Mining Company
Notes to Financial Statements
(Unaudited)
Note 1 – General
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of June 30, 2007, and the results of its operations and its cash flows for the three- and six-month periods ended June 30, 2007 and 2006. The results of operations for the three- and six- month periods are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements in this quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2007 Quarterly Report on Form 10-Q and in the Company’s 2006 Annual Report on Form 10-K.
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
Note 2 – Sales
Mine Production:
     Palladium, platinum, rhodium and gold are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product metals are normally sold at market prices to customers, brokers or outside refiners. Copper and nickel by-products, however, are produced at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are reflected as a reduction to costs of metals sold. During the three-month periods ended June 30, 2007 and 2006, total by-product (copper, nickel, gold, silver and mined rhodium) sales were approximately $14.5 million and $10.1 million, respectively. Total by-product sales for the six-month periods ended June 30, 2007 and 2006 were approximately $28.4 million and $18.2 million, respectively.
     During 1998, the Company entered into three long-term sales contracts that contain guaranteed floor and ceiling prices for metal delivered. Metal sales under these contracts, not subject to these guaranteed floor and ceiling prices, are priced at a slight discount to market. In late 2000 and in 2001, the Company amended these contracts to extend the terms and to modify the pricing mechanisms. One of these contracts applied to the Company’s production through 2006, one applies into 2008 and one applies through 2010. Although one of these contracts expired at December 31, 2006, the palladium and platinum commitments under that contract have been largely assumed by the remaining contracts. Under the contracts, the Company currently has committed between 80% and 100% of its palladium production and 70% of its platinum production through 2010. The Company’s remaining production is not committed under these contracts and remains available for sale at prevailing market prices.

     Sales to significant customers as a percentage of total revenues for the three- and six-month periods ended June 30, 2007 and 2006 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Customer A	36%	46%	36%	39%
Customer B	*	*	*	12%
Customer C	28%	16%	24%	13%
Customer D	*	12%	*	10%
Customer E	*	*	14%	*

	64%	74%	74%	74%

*	Represents less than 10% of total revenues.
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

	PALLADIUM				PLATINUM
	Subject to		Subject to		Subject to		Subject to
	Floor Prices		Ceiling Prices		Floor Prices		Ceiling Prices
	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling
Year	Production	Price	Production	Price	Production	Price	Production	Price
2007	100%	$339	16%	$975	70%	$425	14%	$850
2008	87%	$370	20%	$975	70%	$425	14%	$850
2009	80%	$380	20%	$975	70%	$425	14%	$850
2010	80%	$375	20%	$975	70%	$425	14%	$850
     The long-term sales contracts provide for adjustments to ounces committed based on actual production. These contracts contain termination provisions that allow the purchasers to terminate in the event the Company breaches certain provisions of the contract and the Company does not cure the breach within specified periods ranging from 10 to 30 days of notice. The contracts are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 Accounting for Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, because the contracts qualify for the normal sales exception since they will not settle net and will result in physical delivery. The floors and ceilings embedded within the long-term sales contracts are treated as part of the host contract, not a separate derivative instrument and are therefore also not subject to the hedge accounting requirements of SFAS No. 133, SFAS No. 138, or SFAS No. 149.
PGM Recycling
     The Company enters into fixed forward sales relating to PGM recycling of catalyst materials. The Company accounted for these fixed forward sales as cash-flow hedges through the first quarter of 2006; thereafter, they have been accounted for under the normal sales provisions of SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149. The metals from PGM recycled materials are sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. All of these open transactions settle at various periods through November 2007. No hedging gains or losses related to PGM recycling were recognized in the three-month or six-month periods ended June 30, 2007 or 2006. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedge contract prices by a predetermined margin limit. No margin deposits were required or outstanding during the second quarters of 2007 or 2006.

Other activities:
     The Company makes open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $2.2 million and $3.2 million on approximately 6,000 and 9,000 ounces of PGMs that were purchased in the open market and re-sold for the three-month periods ended June 30, 2007 and 2006, respectively. For the six-month periods ended June 30, 2007 and 2006, approximately 18,000 and 26,800 ounces of PGM’s were purchased in the open market and re-sold for approximately $6.2 million and $28.5 million, respectively.
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
Commodity Derivatives
     The Company enters into fixed forward contracts and financially settled forward contracts to offset the price risk in its PGM recycling activity and on portions of its mine production. In the fixed forward transactions, metals contained in the recycled materials are normally sold forward and subsequently delivered against the fixed forward contracts when the finished ounces are recovered. The Company uses fixed forward transactions primarily to price in advance the metals processed in its recycling business. Under financially settled forwards at each settlement date, the Company receives the difference between the forward price and the market price if the market price is below the forward price and the Company pays the difference between the forward price and the market price if the market price is above the forward price. These financially settled forward contracts are settled in cash at maturity. The Company normally uses financially settled forward contracts to reduce downside price risk associated with deliveries out of future mine production under the Company’s long term sales agreements.
     As of June 30, 2007, the Company was party to financially settled forward agreements covering approximately 39% of its anticipated platinum sales out of mine production from July 2007 through June 2008. These transactions are designed to hedge a total of 59,000 ounces of platinum sales from mine production for the next twelve months at an overall average price of approximately $1,016 per ounce.
     Until these forward contracts mature, any net change in the value of the hedging instrument is reflected in stockholders’ equity in accumulated other comprehensive income (loss) (AOCI). A net unrealized loss of $15.7 million on commodity hedging instruments existing at June 30, 2007, is reflected in AOCI (see Note 6). When these instruments are settled, any remaining gain or loss on the cash flow hedges will be offset by gains or losses on the future metal sales and will be recognized at that time in operating income.
     The following is a summary of the Company’s commodity derivatives as of June 30, 2007:
Mine Production:
Financially Settled Forwards

	Platinum Ounces	Average Price	Index
Third Quarter 2007	23,500	$987	Monthly London PM Average
Fourth Quarter 2007	20,500	$1,000	Monthly London PM Average
First Quarter 2008	9,000	$1,104	Monthly London PM Average
Second Quarter 2008	6,000	$1,054	Monthly London PM Average

Interest Rate Derivatives
     On July 28, 2006, the Company entered into an interest rate swap agreement that has the effect of fixing the interest rate on $50 million of the Company’s outstanding term loan debt through December 31, 2007. The effective fixed rate of the interest rate swap is 7.628% (see Note 11). The Company has elected not to account for this as a cash flow hedge, and accordingly, marked this transaction to market by recording a credit to interest expense of approximately $44,000 and $47,500 during the three-month and six-month periods ended June 30, 2007, respectively.
Note 4 – Share-Based Payments
     The Company sponsors stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. The Company has options outstanding under three separate plans: the 1994 Incentive Plan, the General Plan and the 2004 Equity Incentive Plan. As of June 30, 2007, there were approximately 7,801,000 shares of common stock authorized for issuance under the Plans, including approximately 5,250,000, 1,400,000 and 1,151,000 authorized for the 2004 Equity Incentive Plan, the General Plan and the 1994 Incentive Plan, respectively. Options for approximately 4,600,000 and 3,201,000 shares were available and reserved under the 2004 Equity Incentive Plan and the General Plan, respectively for grant as of June 30, 2007.
     The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise price, exercise period, vesting period and all other terms of instruments issued under the Plans. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. The Company received approximately $219,000 and $601,000 in cash from the exercise of stock options in the three-month periods ended June 30, 2007 and 2006, respectively, and approximately $239,000 and $805,000 for the six-month periods ended June 30, 2007 and 2006, respectively.
     The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant using a Black-Scholes option pricing model. Stock option grants to employees generally vest in annual installments over a three-year period. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture, but does not recapture expense taken previously. The compensation expense, recorded in general and administrative expense, related to the fair value of stock options during the three-month periods ended June 30, 2007 and 2006 was approximately $132,000 and $99,000, respectively, and approximately $200,000 and $177,000 during the six-month periods ended June 30, 2007 and 2006, respectively. Total compensation cost related to nonvested stock options not yet recognized is $169,114, $175,000, $54,717, and $5,578 for the remaining six months of 2007 and for years 2008, 2009 and 2010, respectively.

     Nonvested shares granted to non-management directors, certain members of management and other employees as of June 30, 2007 and 2006 along with the related compensation expense are detailed in the following table:

				Compensation Expense
		Nonvested	Market	Three months ended		Six months ended
		Shares	Value on	June 30,		June 30,
Grant Date	Vesting Date	Granted	Grant Date	2007	2006	2007	2006
May 7, 2004	May 7, 2007	348,170	$4,460,058	$123,890	$371,671	$495,562	$743,343
May 3, 2005	May 3, 2008	225,346	$1,654,040	$137,837	$137,837	$275,673	$275,673
April 27, 2006	October 26, 2006	9,752	$160,030	$—	$53,343	$—	$53,343
April 27, 2006	April 27, 2009	288,331	$4,731,512	$394,293	$262,862	$788,585	$262,862
February 22, 2007	February 22, 2010	426,514	$5,433,788	$447,966	$—	$636,365	$—
May 3, 2007	November 3, 2007	17,654	$280,000	$93,331	$—	$93,331	$—

Total compensation expense of nonvested shares				$1,197,317	$825,713	$2,289,516	$1,335,221

Non-Employee Directors’ Deferral Plan:
     Compensation expense deferred in common stock related to the Non-Employee Directors’ Deferral Plan was approximately $14,000 and $7,300 during the three-month periods ended June 30, 2007 and 2006, respectively, and approximately $24,000 and $12,500 for the six-month periods ended June 30, 2007 and 2006, respectively. The company match was made in Company common stock and resulted in compensation expense of approximately $2,800, and $1,500 during the three-month periods ended June 30, 2007 and 2006, respectively, and approximately $4,800 and $2,500 for the six-month periods ended June 30, 2007 and 2006, respectively.
Nonqualified Deferred Company Plan:
     Compensation expense deferred in cash under the Nonqualified Deferred Compensation Plan was approximately $61,000 and $48,000 for the second quarters of 2007 and 2006, respectively, and $212,000 and $70,000 for the six-month periods ended June 30, 2007 and 2006, respectively.
Note 5 – Income Taxes
     The Company computes income taxes using the asset and liability approach as defined in SFAS No. 109, Accounting for Income Taxes, which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. At June 30, 2007, the Company has net operating loss carryforwards (NOLs), which expire in 2009 through 2025. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers, more likely than not, will not be realized. Except for statutory minimum payments required under certain state and local tax laws, the Company has not recognized any income tax provision or benefit for the quarters ended June 30, 2007 and 2006, as any changes in the net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2007 and January 1, 2007, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in “Income tax provision” in the Statements of Operations and Comprehensive Income (Loss). There was no interest or penalties for the three-month and six-month periods ended June 30, 2007. The tax years subject to examination by the taxing authorities are the years ending December 31, 2006, 2005, 2004 and 2003.

Note 6 – Comprehensive Income (Loss)
     Comprehensive income (loss) consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income. As of June 30, 2007, such items consist of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities and available-for-sale marketable securities.
     The following summary sets forth the changes in accumulated other comprehensive loss in stockholders’ equity for the first six-month periods of 2007 and 2006:

(in thousands)	Available for Sale	Commodity	Accumulated Other
As of June 30, 2007	Securities	Instruments	Comprehensive Loss
Balance at December 31, 2006	$177	$(15,780)	$(15,603)

Reclassification to earnings	—	7,275	7,275
Change in value	137	(12,587)	(12,450)

Comprehensive income (loss)	$137	$(5,312)	$(5,175)

Balance at March 31, 2007	$314	$(21,092)	$(20,778)

Reclassification to earnings	—	8,093	8,093
Change in value	90	(2,737)	(2,647)

Comprehensive income	$90	$5,356	$5,446

Balance at June 30, 2007	$404	$(15,736)	$(15,332)

(in thousands)	Available for Sale	Commodity	Accumulated Other
As of June 30, 2006	Securities	Instruments	Comprehensive Loss
Balance at December 31, 2005	$202	$(17,604)	$(17,402)

Reclassification to earnings	—	5,398	5,398
Change in value	159	(22,107)	(21,948)

Comprehensive income (loss)	$159	$(16,709)	$(16,550)

Balance at March 31, 2006	$361	$(34,313)	$(33,952)

Reclassification to earnings	—	9,221	9,221
Change in value	70	(22,333)	(22,263)

Comprehensive income (loss)	$70	$(13,112)	$(13,042)

Balance at June 30, 2006	$431	$(47,425)	$(46,994)

     A portion of the change in value of available-for-sale securities in the table above represents the change in value of mutual fund investments which are classified as non-current assets on the balance sheet at June 30, 2007. The change in value during the three-month and six-month periods ended June 30, 2007 related to the mutual fund investments was approximately $25,000 and $35,000, respectively.
Note 7 – Earnings (Loss) per Share
     Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No adjustments were made to reported net income (loss) in the computation of earnings (loss) per share. The Company currently has only one class of equity shares outstanding.

     Outstanding options for the three-month and six-month periods ended June 30, 2007 and 2006 were excluded from the computation of diluted earnings per share because the effect would have been antidilutive using the treasury stock method and inclusion of these options would have reduced the net loss per share.
     There was no effect of outstanding nonvested shares on diluted weighted average shares outstanding for the three-month and six-month periods ended June 30, 2007 and 2006 because the Company reported a net loss and inclusion of any of these shares would have reduced the net loss per share amounts.
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

     The Company evaluates performance and allocates resources based on income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands)	Mine	PGM	All
Three months ended June 30, 2007	Production	Recycling	Other	Total

Revenues	$74,893	$83,914	$2,156	$160,963
Depreciation and amortization	$21,628	$28	$—	$21,656
Interest income	$—	$1,799	$1,224	$3,023
Interest expense	$—	$—	$2,750	$2,750
Income (loss) before income taxes	$(1,358)	$7,814	$(8,972)	$(2,516)
Capital expenditures	$18,574	$99	$139	$18,812
Total assets	$502,207	$97,877	$148,026	$748,110

(in thousands)	Mine	PGM	All
Three months ended June 30, 2006	Production	Recycling	Other	Total

Revenues	$74,099	$39,579	$3,148	$116,826
Depreciation and amortization	$21,351	$25	$—	$21,376
Interest income	$—	$1,799	$1,271	$3,070
Interest expense	$—	$—	$2,735	$2,735
Income (loss) before income taxes	$2,733	$3,383	$(8,453)	$(2,337)
Capital expenditures	$22,106	$—	$126	$22,232
Total assets	$499,992	$90,735	$135,881	$726,608

(in thousands)	Mine	PGM	All
Six months ended June 30, 2007	Production	Recycling	Other	Total

Revenues	$147,264	$153,902	$6,247	$307,413
Depreciation and amortization	$42,020	$52	$—	$42,072
Interest income	$—	$3,360	$2,626	$5,986
Interest expense	$—	$—	$5,576	$5,576
Income (loss) before income taxes	$2,425	$13,164	$(19,164)	$(3,575)
Capital expenditures	$40,117	$136	$155	$40,408
Total assets	$502,207	$97,877	$148,026	$748,110

(in thousands)	Mine	PGM	All
Six months ended June 30, 2006	Production	Recycling	Other	Total

Revenues	$136,373	$74,254	$46,158	$256,785
Depreciation and amortization	$41,261	$50	$—	$41,311
Interest income	$—	$2,442	$2,608	$5,050
Interest expense	$—	$—	$5,540	$5,540
Income (loss) before income taxes	$676	$6,709	$(9,115)	$(1,730)
Capital expenditures	$45,125	$—	$231	$45,356
Total assets	$499,992	$90,735	$135,881	$726,608

Note 9 – Investments
     The cost, gross unrealized gains, gross unrealized losses, and fair value of available-for-sale investment securities by major security type and class of security at June 30, 2007 are as follows:

		Gross	Gross
		unrealized	unrealized	Fair
(in thousands)	Cost	gains	losses	market value
At June 30, 2007
Federal agency notes	$35,344	$339	$7	$35,676
Commercial paper	3,937	38	—	3,975
Mutual funds	388	35	—	423

	$39,669	$412	$7	$40,074

     The mutual funds included in the investment table above are classified as non-current assets on the balance sheet.
Note 10 – Inventories
     For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. In order to reflect costs in excess of market values, the Company, during the second quarter 2007, reduced the aggregate inventory carrying value of certain components of its in-process and finished good inventories by $1.4 million. No reduction of the aggregate inventory carrying value was recorded for the same period of 2006. During the first six months of 2007 and 2006, the carrying value of inventory was reduced by $1.4 million and $1.1 million, respectively.
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

	June 30,	December 31,
(in thousands)	2007	2006
Metals inventory
Raw ore	$562	$596
Concentrate and in-process	34,733	37,086
Finished goods	72,960	53,081

	108,255	90,763
Materials and supplies	17,497	16,132

	$125,752	$106,895

Note 11 – Long-Term Debt
Credit Agreement
     On August 3, 2004, the Company entered into a $180 million credit facility with a syndicate of financial institutions. The credit facility consists of a $140 million six-year term loan facility maturing on July 30, 2010 and a $40 million five-year revolving credit facility expiring July 31, 2009. The revolving credit facility includes a letter of credit facility. At June 30, 2007, the credit facility interest rate was 7.625%. Substantially all the property and assets of the Company are pledged as security under the credit facility.

     As of June 30, 2007, the Company has $98.9 million outstanding under the term loan facility. At June 30, 2007, the Company had obtained letters of credit in the amount of $20.6 million, as partial surety for certain of its long-term reclamation obligations, which reduced amounts available under the revolving credit facility to $19.4 million.
     The following is a schedule of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility at June 30, 2007, without regard to the prepayments required to be offered out of excess cash flow, or paid at the Company’s discretion:

Credit Facility
Scheduled Repayments
Year ended	(in thousands)

2007 (July — December)	$510
2008	1,019
2009	1,019
2010	96,305

Total	$98,853

Note 12 – Regulations and Compliance
     On May 20, 2006, new federal regulations went into effect that by May 20, 2008 will tighten the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners from the current level of 308 μg/m3 of elemental carbon to a new limit of 160 μg/m3 of total carbon. The Company utilizes a significant number of diesel-powered vehicles in its mining operations. Appropriate measurement methods and emission control standards do not yet exist that would ensure compliance in the Company’s mining environment with this new standard. The Company is aggressively exploring existing technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with MSHA, National Institute for Occupational Safety and Health (NIOSH) and various other companies in the mining industry to share best practices and consider compliance alternatives. During the second quarter of 2007, the Company evaluated the benefit of various bio-diesel blends in reducing DPM concentrations underground. While the Company believes that MSHA will continue to support these implementation efforts, there can be no assurance that the Company will not be held in violation of the standard and be subject to an MSHA enforcement action.
     MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following commentary provides management’s perspective and analysis regarding the financial and operating performance of Stillwater Mining Company (the “Company”) for the three- and six- month periods, ended June 30, 2007. It should be read in conjunction with the financial statements included in this quarterly report, in the Company’s March 31, 2007 Quarterly Report on Form 10-Q and in the Company’s 2006 Annual Report on Form 10-K.
Overview
     Stillwater Mining Company mines, processes, refines and markets palladium, platinum and minor amounts of other metals from the J-M Reef, an extensive trend of Platinum Group Metal (PGM) mineralization located in Stillwater and Sweet Grass Counties in south central Montana. The Company operates two mines, Stillwater and East Boulder, within the J-M Reef, each with substantial underground operations, a surface mill and a concentrator. The Company also operates a smelter and base metals refinery at Columbus, Montana. Concentrates produced at the two mines are transported to the smelter and refinery where they are processed into a high-grade PGM filter cake that is sent to third-party refiners for final processing. Most of the finished palladium and platinum produced from mining is sold under contracts with major automotive manufacturers for use in automotive catalytic converters. These contracts include floor and ceiling prices on palladium and platinum. (Please see the table in Note 2 to this quarter’s financial statements for further detail on these floor and ceiling prices.)

     The Company also recycles spent catalyst materials through its processing facilities in Columbus, Montana, recovering palladium, platinum and rhodium from these materials. The Company has agreements to purchase spent automotive catalyst from third-party collectors, and also processes material owned by others under toll processing arrangements.
     The Company reported a net loss for the second quarter of 2007 of $2.5 million, or $0.03 per fully diluted share, on revenues of $161.0 million, compared to a net loss of $2.3 million, or $.03 per diluted share on revenues of $116.8 million in the second quarter of 2006. The 2007 second quarter results reflected weak production at the Stillwater Mine, which suffered from low productivity and some operational issues.
     The Company’s labor agreement with USW Local 11-0001, which represents union employees at the Stillwater Mine and the Columbus processing facilities, expired on July 1, 2007. Contract negotiations began ahead of the scheduled expiration but the labor union failed twice to ratify a new agreement by the expiration date. Although the expiration date subsequently was extended for a few days to allow additional time to reach agreement, the members of the labor union rejected for a third time terms of a negotiated agreement and began a strike on the morning of July 11, 2007. The contract issues have since been resolved, and the union members returned to work on July 17, 2007 after ratifying a new labor agreement. The new four-year labor agreement provides for an immediate 3% wage increase for miners and a 4% increase for other employees as well as wage increases in subsequent years of the agreement. Other provisions include additional vacation days, some added flexibility for employees in scheduling days off, and an emergency leave program for probationary employees. In conjunction with this labor action, the Company lost approximately seven days of production during July 2007.
     Beyond the lost production during the strike, the Company also experienced sharply lower productivity at the Stillwater Mine in part due to the distraction of labor negotiations. In addition, the lower mining productivity was aggravated by problems encountered in starting up some new underground equipment and by higher attrition following a schedule change and cutback in contracted mining services during the first quarter of 2007. In conjunction with the recent attrition, the average experience level of the Company’s workforce has also declined, as some more seasoned miners have left and a growing percentage of the mining workforce is derived from the Company’s internal miner training programs. The result may be a period of reduced overall productivity until these newer miners gain more experience. To date, East Boulder production during 2007 has remained essentially on plan, but Stillwater Mine production is now below plan this year by about 30,000 ounces.
     While some of the Stillwater Mine shortfall could be made up during the remainder of the year, management has reduced its production guidance for the full year to reflect the effect of these issues. The Company previously had given production guidance for the full year 2007 in the range of 615,000 to 645,000 ounces of platinum and palladium from mining activities. In view of the problems discussed above, mine output is now expected to fall to between 555,000 ounces and 585,000 ounces for 2007. Mine production in 2006 was 601,000 ounces.
     The schedule change at the Stillwater Mine implemented during the first quarter of 2007 was strategically important but difficult from an employee morale perspective. Prior to the change, the Company employed two ten-hour shifts per day at the mine, with each crew working seven days on and then seven days off. Many of the Company’s employees benefited from this arrangement by commuting to work in Montana during their work shift, and then returning home to other states on their off days. The challenge facing the Company over the past several years has been sharply escalating costs for contract mining services and employee benefits. The schedule change increased the average work week from 35 hours to about 42 hours (with a corresponding increase in wages), and reduced the total number of work crews from four to three. It also has complicated the work schedule by eliminating the straight seven-day off shift. The change allowed the Company to reduce its use of contractors and to spread benefits costs over more working hours. However, it also has resulted in an increase in attrition as employees who formerly commuted to work from long distances no longer are able to do so, and some local employees have elected to find other employment rather than work the extended shifts. While attrition now appears to be slowing, the adjustment is taking some time to work through.

     Recycling volumes fed into the Company’s processing facilities during the second quarter of 2007 increased from the second quarter of 2006, totaling 93,000 ounces of processed PGMs for the second quarter of 2007, compared to 88,000 ounces of processed PGMs for the comparable period of 2006, a 5.7% increase. For the six months recycling volumes totaled 180,000 ounces in 2007 as compared to 148,000 ounces in 2006, a 21.6% increase.
     Market prices for platinum-group metals were generally a little higher in the second quarter of 2007 than a year ago. However, the Company’s sales realizations to a large extent are only indirectly tied to market prices. For example, the provisions of the contracts with the automakers over the past several years have provided the Company with an average realized price on its sales of mined palladium higher than the corresponding market price of palladium. These contracts include minimum selling prices for palladium that on average are higher than market. Consequently, until the palladium market price exceeds these stipulated minimum selling prices, the Company realizes no additional benefit from palladium price increases.
     On the other hand, the Company’s realized price for platinum continues to be constrained by forward sales commitments entered into in earlier years at prices below the current market. During the second quarter of 2007 and 2006, the cost of these financially settled forward contracts totaled $8.1 million and $9.2 million, respectively. As indicated in Note 3 to the Company’s second quarter 2007 financial statements, the Company’s realized price under these forward sales commitments is expected to increase in future quarters and the volume of platinum sold forward at prices below current market will decline, so these commitments should have a much reduced effect on net income after 2007. Separately, the Company’s automobile contracts also impose a price ceiling of $850 per ounce that applies to 14% of its mine production of platinum through 2010.
     The Company’s balance of cash and cash equivalents (excluding restricted cash) was $57.2 million at June 30, 2007, down $18.1 million from March 31, 2007. Including the Company’s available-for-sale investments in highly liquid federal agency notes and commercial paper, the Company’s total available liquidity at June 30, 2007, is $96.9 million, down $20.0 million from $116.9 million from the end of the first quarter of 2007. This decrease in liquidity is accounted for by an increase of $23.5 million during the 2007 second quarter in working capital requirements of the recycling business. In addition to cash and liquid investments, the Company also had $19.4 million available to it under undrawn revolving credit lines at June 30, 2007.
     In the Company’s 2005 and 2006 Annual Reports on Form 10-K, management outlined its three broad strategic areas of focus: transformation of the mining methods employed in the Stillwater and East Boulder Mines, development of new markets for palladium; and growth and diversification of the Company’s business activities. Following is a brief summary of 2007 year-to-date activity in each of these areas of focus.
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

     Ore production at the Stillwater Mine averaged 1,741 and 1,856 tons of ore per day during the second quarter and the first six months of 2007, respectively; this compares to an average of 1,977 tons and 1,967 tons of ore per day during the second quarter and first six months of 2006, respectively. The decline in production reflects the sharply reduced use of contract miners during 2007, as well as a certain amount of disruption associated with the schedule change, miner attrition, labor issues and other operational challenges associated with the mining transition.
     The rate of ore production at the East Boulder Mine averaged 1,640 and 1,538 tons of ore per day during the second quarter and the first six months of 2007, respectively, compared to an average of 1,592 and 1,641 tons of ore per day during the second quarter and first six months of 2006. East Boulder continues to perform about as planned in 2007, and has been spared most of the disruptions Stillwater Mine has experienced this year.
     In addressing the long-term economic viability and sustainability of its mines, the Company has focused on five transformational objectives. These objectives include overlapping efforts to (1) strengthen safety and ensure environment compliance, (2) improve the developed state of the mines by increasing proven reserves and upgrading infrastructure, (3) shift mining methods away from highly mechanized mining and toward more selective extraction, (4) increase overall production rates toward the permitted capacity of each mine, and (5) reduce total mining support costs through improved mining efficiencies. During the first six months of 2007, the Company continued its excellent performance in safety and environmental compliance, maintained its accelerated capital development program to expand infrastructure and increase proven reserves, and modestly expanded its use of more selective extraction methods.
     Anticipated benefits of the more selective mining methods include improved ore grades and access to previously uneconomic mineralized material, significant reductions in waste material mined and overall development requirements, less spending on capital equipment acquisition and maintenance, and ultimately much lower capital and operating costs per ounce of production. This is a continuing effort that will be implemented progressively over the next three to five years. Tonnage from captive cut-and-fill mining stopes was 607 tons per day during the second quarter, compared to 703 tons per day averaged during the first quarter of 2007. Also, mechanical ramp-and-fill mining in the Upper West portion of the Stillwater Mine during the second quarter averaged 288 tons per day, compared to an average of 250 tons per day during the first quarter of 2007.
     The grade of the Company’s ore reserves, measured in combined palladium and platinum ounces per ton, is a composite average of samples in all ore reserve areas. As is common in underground mines, the grade of ore mined and the recovery rate realized varies from area to area. In particular, mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. However, the composite average grade at each mine tends to be fairly stable. For the three and six month periods ended June 30, 2007, the average mill head grade for all tons processed from the Stillwater Mine was 0.58 ounces per ton of ore compared to the average grade in 2006 for the same periods of 0.59 and 0.58. For the three and six month periods ended June 30, 2007, the average mill head grade for all tons processed from the East Boulder Mine was 0.37 and 0.38 PGM ounces per ton of ore, respectively, compared to 0.40 during the same period in 2006.
     During the second quarter of 2007, the Company introduced an experimental effort in certain areas of the East Boulder Mine to develop lateral mining drifts along the reef itself (reef laterals) rather than in the footwall adjacent to the reef (footwall laterals). Because the reef lateral drifts necessarily are wider than the reef itself, this will result in somewhat higher dilution (and therefore in a little lower average realized ore grade), however, if this approach is successful, it could improve the efficiency of primary development efforts in the mine. This effort does not affect the move toward increased captive cut and fill mining within the stopes themselves. Management will report on the results of this initiative as it progresses.
     During the three and six month periods ended June 30, 2007, the Company’s mining operations produced a total of 102,400 and 213,400 ounces of palladium, respectively, and 30,700 and 63,800 ounces of platinum, respectively. For the same periods in 2006, the mines produced 115,000 and 228,000 ounces of palladium, respectively, and 34,000 and 67,000 ounces of platinum, respectively.

     The Company is maintaining its emphasis on accelerated primary development at both mines. For the three and six month periods ended June 30, 2007, primary development (excluding laterals developed in the reef) totaled approximately 8,000 and 20,000 feet, respectively. Definitional drilling for the quarter totaled approximately 123,000 feet. Management believes this investment in mine development, although resource intensive, will result in more efficient and productive mining operations over the longer term. Capital spending requirements at the mines are expected to decline in future years once the current development targets are achieved.
Market Development
     The Company channels its efforts to develop and broaden markets for palladium through the Palladium Alliance International (the “Alliance”), a trade organization established for that purpose in early 2006. The Alliance’s principal goals include establishing palladium’s jewelry market presence as a specific elegant brand of precious metal, distinct from platinum and white gold, and instituting a system of standards for use of the palladium brand that will emphasize palladium’s rarity and value. The Alliance is dedicated to nurturing palladium’s jewelry role, and building demand, by sponsoring technical articles in jewelry trade publications illustrating methods of fabricating palladium jewelry, providing a website with information on palladium suppliers and retailers (www.luxurypalladium.com), organizing presentations at industry trade shows and supporting targeted image advertising in critical jewelry markets. During the first half of 2007, the Alliance funded several palladium television commercial spots presented in Shanghai and Beijing, and coordinated an effort to broaden and unify image-building marketing efforts among palladium producers and fabricators.
     As noted above, Stillwater’s mine production currently is largely committed under long-term sales agreements with Ford Motor Company and General Motors Corporation, one of which will expire in 2008 and the other at the end of 2010. These contracts provide for fixed percentages of monthly mined PGM production to be delivered at small discounts to the market price for each metal. The contracts also include certain floor and ceiling prices on stipulated portions of the metal delivered; these floor prices over the years have proven highly advantageous to Stillwater, particularly in times of low PGM market prices. The delivery commitments under these contracts expire at the end of 2010. The Company is currently exploring opportunities with various industry consumers of PGMs regarding sales commitments beyond the 2010 contract period.
     Palladium market prices remained relatively stable during the second quarter of 2007, ending the period at $365 per ounce, after increasing somewhat during the first quarter of this year. Platinum prices ended the second quarter of 2007 at $1,273 per ounce, up $155 per ounce from the end of 2006. The Company believes recent PGM pricing activity reflects both fundamental demand for the metals and a certain amount of investment activity.
Growth and Diversification
     Management is pursuing various opportunities to diversify its current mining and processing operations. This is a multi-faceted effort. Over the past year, the volume of the Company’s recycling operations has grown substantially, thereby reducing the degree of financial dependence solely on performance of the Company’s mines in each period. This commitment will continue during 2007 and 2008 with the addition of a second smelter furnace within the Columbus processing facilities; the new furnace will accommodate expansion of both mining production and recycling volumes over the next several years, as well as, potentially improving metal recoveries.
     Also, as announced previously, late last year the Company invested $1.9 million to purchase approximately an 11% interest in Pacific North West Capital Corp., a Canadian exploration company with substantial exploration expertise that has identified several promising PGM targets. The Company invested an additional $0.7 million in Pacific North West Capital Corp. during the second quarter of 2007 and maintains a 10% interest. On July 3, 2007, the Company invested $1.5 million in Benton Resource Corp., another Canadian exploration company, providing Stillwater with an attractive opportunity for future participation in Benton’s Goodchild Project as well as an equity interest in Benton itself.

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
     The Company is aggressively exploring existing technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with MSHA, NIOSH and various companies in the mining industry to share best practices and consider compliance alternatives. During the second quarter of 2007, the Company evaluated the benefit of various bio-diesel blends in reducing DPM concentrations underground. Preliminary results are encouraging and suggest that bio-diesel blends may play a key role in the Company’s ultimate compliance efforts. While the Company believes that MSHA will continue to support these efforts, in the absence of full compliance there can be no assurance that the Company will not be held in violation of the standard and be subject to an MSHA enforcement action.
     MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated.
PGM Recycling
     PGMs (palladium, platinum and rhodium) contained in spent catalytic converter materials are purchased from third-party suppliers or received under tolling agreements and are processed by the Company through its metallurgical complex. A sampling facility crushes and samples the spent catalysts prior to their being blended for smelting in the electric furnace. The spent catalytic material is sourced from third parties, who collect primarily from automobile repair shops and automobile yards that disassemble old cars for the recycling of their parts. The Company also regularly processes spent PGM catalysts from petroleum refineries.
     Recycling activity has expanded over the past several years. During this year’s second quarter, the Company processed recycled materials at a rate of approximately 17.2 tons per day, up from approximately 16.9 tons per day in the second quarter of 2006. Revenues from PGM recycling were $83.9 million for the second quarter of 2007 compared to $39.6 million in revenue for the same period in 2006. This revenue increase of $44.3 million reflects both the higher catalyst processing volumes and higher underlying PGM prices in 2007. Recycling volumes are expected to remain fairly flat during the remainder of 2007.

Corporate and Other Matters
     As discussed in Note 3 to the financial statements, at June 30, 2007, the Company had secured platinum prices in the forward market on a portion of future sales by entering into financially settled forward transactions covering approximately 59,000 ounces of platinum or about 39% of the Company’s anticipated platinum mine production for the period from July 2007 through June 2008 at an average price of about $1,016 per ounce. The Company entered into these transactions in the past in order to reduce the Company’s financial exposure to any sharp decline in platinum prices during the capital intensive portion of the mine transformation program. These hedges are expected to reduce the overall volatility of the Company’s earnings and cash flow. Under these hedging arrangements, in return for protection against downward movements in the platinum price, the Company gives up the benefit of increases in the platinum price on the hedged ounces. The Company recorded hedging expense in the second quarter of 2007 totaling $8.1 million for financially-settled forward contracts that settled below market price during the quarter. For the second quarter of 2006, the Company recorded corresponding hedging expense of $9.2 million. These amounts are recorded as a reduction of mine production revenue.
     The Company is party to a $180 million credit facility dated August 3, 2004, comprised of a $140 million term loan facility and a $40 million revolving credit facility. Additional discussion of this facility is provided in the Company’s 2006 Annual Report on Form 10-K. As of June 30, 2007, the Company had $98.9 million outstanding under its term loan credit facility. At June 30, 2007, the Company had undrawn letters of credit outstanding in the amount of $20.6 million as partial surety for certain of its long-term reclamation obligations, which left the remaining amount available under the revolving credit facility at $19.4 million. Approximately $1.3 million of the Company’s outstanding long-term debt (including $1.0 million associated with the term loan facility) was classified as a current liability at June 30, 2007, reflecting principal amounts required to be repaid within the next twelve months.
     On July 28, 2006, the Company entered into an interest rate swap agreement that has the effect of fixing the interest rate on $50 million of the Company’s outstanding term loan debt through December 31, 2007. The effective fixed rate of the interest rate swap is 7.628%. The Company has elected not to account for this as a cash flow hedge, and accordingly, marked this transaction to market by recording a credit to interest expense of approximately $44,000 and $47,500 during the three-month and six-month periods ended June 30, 2007, respectively.
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
     At June 30, 2007, the Company had posted surety bonds with the State of Montana in the amount of $13.1 million and had obtained a $7.5 million letter of credit to satisfy the current $20.6 million of financial guarantee requirements determined by the regulatory agencies. The state is currently in the process of finalizing an updated environmental impact statement and is expected to recommend a substantial increase in these financial guarantees. The Company has adequate financial resources to meet these increased obligations.
Results of Operations
     The Company reported a net loss of $2.5 million for the second quarter of 2007 compared to a net loss of $2.3 million for the second quarter of 2006. Recycling margins (including financing income) increased to $7.8 million in the second quarter of 2007 from $3.4 million in the second quarter of 2006, reflecting increased recycling volumes and higher prices for PGMs. Offsetting this improvement, however, was a decline in overall mining margins to a loss of $1.4 million from a positive $2.7 million in the same quarter of last year. As discussed previously, the weaker results from mining reflected lower Stillwater Mine output in the 2007 second quarter associated with labor issues, attrition, reduced use of mining contractors and problems with new equipment.

Three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006.
     Revenues. Revenues increased by 37.7% to $161.0 million for the second quarter of 2007 compared to $116.9 million for the second quarter of 2006. The following analysis covers key factors contributing to the increase in revenues:
Revenues, PGM ounces sold and PGM prices

	Three months ended
	June 30,
				Percentage
(in thousands)	2007	2006	Increase	Change
Revenues	$160,963	$116,826	$44,137	38%

Mine Production Ounces Sold:
Palladium	116	118	(2)	(2%)
Platinum	32	35	(3)	(9%)

Total	148	153	(5)	(3%)

Other PGM Activities Ounces Sold:

Palladium	32	21	11	52%
Platinum	31	18	13	72%
Rhodium	6	4	2	50%

Total	69	43	26	60%

By-products from Mining Ounces/Pounds Sold:(1)
Rhodium (oz.)	1	1	—	0%
Gold (oz.)	3	2	1	50%
Silver (oz.)	2	1	1	100%
Copper (lb.)	85	88	(3)	(3%)
Nickel (lb.)	261	390	(129)	(33%)

Average realized price per ounce

Mine Production:
Palladium	$386	$378	$8	2%
Platinum	$949	$839	$110	13%
Combined	$506	$484	$22	5%

Other PGM Activities:
Palladium	$355	$329	$26	8%
Platinum	$1,225	$1,060	$165	16%
Rhodium	$5,923	$4,019	$1,904	47%

By-products from mining:(1)
Rhodium ($/oz.)	$6,160	$5,054	$1,106	22%
Gold ($/oz.)	$655	$621	$34	5%
Silver ($/oz.)	$13	$12	$1	8%
Copper ($/lb.)	$3.39	$4.21	$(0.82)	(19%)
Nickel ($/lb.)	$22.74	$8.14	$14.60	179%

Average market price per ounce

Palladium	$368	$345	$23	7%
Platinum	$1,289	$1,189	$100	8%
Combined	$564	$539	$25	5%

(1)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received. By-product sales are not recorded as revenue but as a reduction to costs of metals sold.

     Revenues from sales of mine production were $74.9 million in the second quarter of 2007, compared to $74.1 million for the same period in 2006, a 1.1% increase. The overall increase in mine production revenues reflects a 3.2% decrease in the total quantity of metals sold to 148,100 ounces in the second quarter of 2007 compared to 153,000 ounces in the same period of 2006 and higher average realizations in 2007. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $506 per ounce in the second quarter of 2007, compared to $484 per ounce in the same quarter of 2006.
     Revenues from PGM recycling grew substantially, increasing to $83.9 million in the second quarter of 2007 from $39.6 million for the same period in 2006. Volumes of recycled metal sold during the second quarter of 2007 increased to approximately 78,000 ounces compared to approximately 60,000 ounces in the same period of 2006. The improved performance is primarily attributable to higher realized prices for PGMs and the timing of inventory flows in the second quarter of 2006. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $1,337 per ounce in the second quarter of 2007, up from $1,155 per ounce in the second quarter of last year.
     Costs of metals sold. Costs of metals sold increased to $134.8 million in the second quarter of 2007 from $91.1 million in the second quarter of 2006, up $43.7 million, a 48.0% increase. The higher cost in 2007 was driven primarily by higher acquisition costs for recycling catalysts as the underlying value of the contained metal increased, raising costs in the 2007 quarter by $39.9 million.
     The costs of metals sold from mine production were $54.7 million for the second quarter of 2007, compared to $50.0 million for the second quarter of 2006, a 9.4% increase. The increase primarily reflects higher mining costs in the second quarter of 2007. The Company recognized a $1.4 million lower-of-cost-or-market adjustment to reflect a realizable value of metals lower than cost in inventory in the second quarter of 2007. No reduction of the aggregate inventory carrying value was recorded for the same period of 2006.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the second quarter of 2007 decreased slightly to $320 per ounce, compared to $322 per ounce in the second quarter of 2006. This reduction resulted from strong recycling and by-product credits during the second quarter of 2007 that more than offset increased direct costs of mining.
     The costs of metals sold from PGM recycling activities were $77.9 million in the second quarter of 2007, compared to $38.0 million in the second quarter of 2006, a 105.0% increase. The $39.9 million increase was due to the higher volumes of PGM ounces sold and the associated higher costs of acquiring the catalyst material.
     Production. During the second quarter of 2007, the Company’s mining operations produced approximately 133,100 ounces of PGMs, including approximately 102,400 and 30,700 ounces of palladium and platinum, respectively. This is down from the approximately 149,000 ounces of PGMs produced in the second quarter of 2006, including approximately 115,000 and 34,000 ounces of palladium and platinum, respectively. This shortfall in 2007 was mostly attributable to weaker output from Stillwater Mine, as discussed above.
     The Company’s second quarter 2007 mine production included 84,500 ounces from the Stillwater Mine, a 14.6% decrease over the same quarter last year, and 48,600 ounces from East Boulder Mine, a 2.9% decrease. For the comparable quarter of 2006, Stillwater Mine produced 99,000 ounces and East Boulder produced 50,000 ounces.
     Recycled ounces processed grew to 93,000 ounces in the second quarter of this year from 88,000 ounces in the second quarter of 2006.
     General and administrative. General and administrative expenses in the second quarter of 2007 were $7.4 million, compared to $7.0 million during the second quarter of 2006, a 5.7% increase. The increase was mainly due to the Company’s continuing efforts to market palladium in worldwide jewelry markets in support of the Palladium Alliance International, spending approximately $1.0 million on marketing in the second quarter of 2007 compared to $0.7 million in the same period of 2006.

     Interest income and expense. Interest expense was $2.8 million and $2.7 million in the second quarters of 2007 and 2006, respectively. The Company’s total debt balance declined to $128.7 million at June 30, 2007 from $131.4 million at June 30, 2006, but interest rates increased slightly between the periods. Interest income was also nearly flat at $3.0 million in the second quarter of 2007 and $3.1 million in the second quarter last year. The Company’s balance of cash, cash equivalents, and other liquid investments earning interest (excluding restricted cash) increased to $96.9 million at June 30, 2007 from $90.6 million at June 30, 2006.
     Other comprehensive loss. For the second quarter of 2007, other comprehensive loss included the total change in the fair value of derivatives of $2.7 million, reduced by $8.1 million of hedging loss recognized in current earnings. For the same period of 2006, other comprehensive loss included a change in the fair value of derivatives of $22.3 million reduced by $9.2 million in hedging loss recognized in current earnings.

Six-month period ended June 30, 2007, compared to the six-month period ended June 30, 2006.
     Revenues. Revenues were $307.4 million for the first six months of 2007, compared to $256.8 million for the same period of 2006, for an increase of 19.7%. The following discussion covers key factors affecting revenues:
Revenues, PGM ounces sold and PGM prices

	Six months ended
	June 30,			Percentage
(in thousands)	2007	2006	Increase	Change
Revenues	$307,413	$256,785	$50,628	20%

Mine Production Ounces Sold:

Palladium	225	225	—	0%
Platinum	66	64	2	3%

Total	291	289	2	1%

Other PGM Activities Ounces Sold:

Palladium	69	107	(38)	(36%)
Platinum	59	41	18	44%
Rhodium	12	14	(2)	(14%)

Total	140	162	(22)	(14%)

By-products from Mining Ounces/Pounds Sold:(1)
Rhodium (oz.)	2	2	—	0%
Gold (oz.)	6	5	1	20%
Silver (oz.)	4	3	1	33%
Copper (lb.)	468	346	122	35%
Nickel (lb.)	567	831	(264)	(32%)

Average realized price per ounce

Mine Production:
Palladium	$382	$370	$12	3%
Platinum	$931	$826	$105	13%
Combined	$506	$471	$35	7%

Other PGM Activities:
Palladium	$345	$287	$58	20%
Platinum	$1,189	$1,018	$171	17%
Rhodium	$5,497	$3,413	$2,084	61%

By-products from mining:(1)
Rhodium ($/oz.)	$6,039	$4,252	$1,787	42%
Gold ($/oz.)	$661	$588	$73	12%
Silver ($/oz.)	$13	$11	$2	18%
Copper ($/lb.)	$2.89	$2.71	$0.18	7%
Nickel ($/lb.)	$19.98	$7.01	$12.97	185%

Average market price per ounce

Palladium	$355	$318	$37	12%
Platinum	$1,238	$1,111	$127	11%
Combined	$555	$486	$69	14%

(1)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received. By-product sales are not recorded as revenue but as reduction to costs of metals sold.

     Revenues from mine production were $147.3 million in the first six months of 2007, compared to $136.4 million for the same period in 2006, an 8.0% increase. The increase in mine production revenues was mostly due to increased PGM sales realizations, and to a lesser extent to growth in the quantity of metals sold, 291,100 ounces sold in the first six months of 2007 compared to 289,000 ounces in the same period of 2006. Ounces sold attributable to East Boulder Mine production decreased to approximately 90,300 in the first half of 2007 from approximately 102,900 ounces in the same period of 2006. Sales attributable to production from the Stillwater Mine increased to approximately 200,800 ounces in the first half of 2007 from approximately 186,600 ounces in the first half of last year. East Boulder continues its transition away from sublevel extraction and toward more selective mining methods. The Stillwater production problems discussed above took place during June and July, and so will affect third-quarter 2007 sales volumes.
     Revenues from PGM recycling were $153.9 million for the first six months of 2007, compared to $74.3 million for the same period in 2006. This increase in revenues from PGM recycling resulted mostly from growth in the quantity of recycled PGMs sold from approximately 72,000 ounces in the first six months of 2006, compared to approximately 121,000 ounces in the same period of 2007 and to a lesser extent by a $243 per ounce increase in the combined average realized price for these metals (including platinum, palladium and rhodium) to $1,271 per ounce for the first six months of 2007 from $1,028 per ounce for the first half of 2006.
     For the first six months of 2006, revenues from sales of palladium received in the Norilsk Nickel transaction and other sales activities totaled $46.2 million, including $17.6 million from contractual sales out of the palladium inventory from the Norilsk Nickel transaction, and $28.6 million from other metals acquired for resale. These sales and all related agreements associated with the Norilsk Nickel transaction ended in the first quarter of 2006.
     Costs of metals sold. Costs of metals sold overall for the Company were $253.3 million for the first six months of 2007, compared to $203.2 million for the same period of 2006, a 24.7% increase.
     The costs of metals sold from mine production were $103.0 million for the first six months of 2007, compared to $94.2 million for the same period of 2006, a 9.3% increase. This increase primarily reflects higher mining costs during the first half of 2007. The Company recognized a $1.4 million lower-of-cost-or-market adjustment to reflect a realizable value of metals lower than cost in inventory for the six month period ended June 30, 2007; this compared to a lower-of-cost-or-market adjustment of $1.1 million recorded in the first half of 2006.
     Total consolidated cash costs per ounce produced, a non-GAAP measure, in the first six months of 2007 decreased to $314 per ounce compared to $318 per ounce in the same period of 2006. Analysis of this difference between the two periods indicates that higher labor and materials costs in mining have been offset by increases in by-product credits, and the remaining difference is more than accounted for by increased severance tax and royalty costs associated with higher metals prices.
     The costs of metals sold from PGM recycling activities were $144.0 million in the first six months of 2007, compared to $70.0 million in the same period of 2006. The significant growth has been driven by two principal factors: an increase in ounces sold to approximately 121,000 ounces in the first six months of this year from approximately 72,000 ounces in the first half of 2006; and, secondly, an increase in the average cost per ounce – driven by the cost of raw catalyst material, and reflecting growth in the underlying value of the metal it contains – to $1,183 per ounce (for platinum, palladium and rhodium) in the first half of 2007 from $968 per ounce during the first half of 2006.
     The costs of metals sold from sales of palladium received in the Norilsk Nickel transaction and other sales activities were $39.1 million in the first six months of 2006. There were no corresponding costs associated with the Norilsk Nickel transaction in the first six months of 2007 as these sales ended in the first quarter of 2006.
     Production. During the first six months of 2007, the Company’s mining operations produced approximately 277,200 ounces of PGMs, including approximately 213,400 and 63,800 ounces of palladium and platinum, respectively. This compares with approximately 295,000 ounces of PGMs in the first six months of 2006, including approximately 228,000 and 67,000 ounces of palladium and platinum, respectively, a 6.0% period-on-period decrease in total PGM production. The Stillwater Mine produced approximately 182,500 ounces of PGMs in the first six months of 2007, compared with approximately 192,000 ounces of PGMs in the same period of 2006, a 4.9% decrease. Production at the Stillwater Mine was affected by lower productivity, workforce attrition following a schedule change, ground conditions and mechanical problems with new underground mining equipment. The East Boulder Mine produced approximately 94,700 ounces of PGMs in the first six months of 2007, compared with approximately 103,000 ounces of PGMs for the same period of 2006, an 8.1% decrease, in line with Company expectations.

     General and administrative. General and administrative expenses in the first six months of 2007 were $13.0 million, compared to $12.1 million during the same period of 2006. The increase resulted from increased professional fees and compensation costs, including amortization of deferred stock awards granted during the first six months of 2007. The Company expanded its marketing program in 2006 and continued this effort in 2007. Marketing expense for the first six months of 2007 was $3.2 million compared to $0.9 million for the comparable period in 2006.
     Interest expense of $5.6 million in the first six months of 2007 remained unchanged from the same period in 2006. The effect of sharply higher interest rates over the past year was fully offset by the reduction in the Company’s outstanding debt balance. Interest income increased to $6.0 million for the first six months of 2007 from $5.1 million in the comparable period of 2006. This increase primarily is driven by higher interest rates and growth in recycling activities.
     Other comprehensive loss. For the first six months of 2007, other comprehensive loss includes a change in the fair value of derivatives of $15.3 million offset by a reclassification to earnings of $15.4 million, for commodity hedging instruments. For the same period of 2006, other comprehensive loss included a change in value of $44.4 million for commodity instruments and a reclassification to earnings of $14.6 million.
Liquidity and Capital Resources
     The Company’s cash and cash equivalents totaled $57.2 million at June 30, 2007, down $18.1 million from March 31, 2007. By including the Company’s available-for-sale investments in highly liquid federal agency notes and commercial paper, the Company’s total available liquidity at June 30, 2007, was $96.9 million, down $20.0 million from $116.9 million at the end of the first quarter of 2007. Working capital comprised of marketable inventories (see Note 10 to the Company’s financial statements) and advances thereon in the Company’s PGM recycling business totaled about $97.1 million at the end of the second quarter of 2007, up from $70.9 million at the beginning of the year, mostly reflecting the impact of the higher PGM prices. The Company also had $19.4 million available to it under undrawn revolving credit lines at June 30, 2007.
     The Company is spending a total of about $36 million during 2007 and 2008 to add a second smelting furnace and other process enhancements at its processing facilities in Columbus, Montana. The addition of the second furnace is intended to accommodate forecasted increases in processing volumes due to expansion of mine output and to growing volumes of recycled material over the next several years. The second furnace will also mitigate an operational risk, as virtually all of the Company’s metal production is dependent on the availability of the smelter facility. Sometime in the future, the Company will need to take down the existing smelter furnace for a month or so to replace its refractory brick lining. In the past the smelter simply stockpiled material during the rebricking and processed it following the outage, however, total throughput demand at the furnace has now increased to a level where that is no longer feasible. The second furnace may also allow for extending the residence time of matte in the furnace, which should improve PGM furnace recoveries.
     Net cash provided from operating activities reduced by this growth in recycling-related operating capital, was $0.1 million in the second quarter of 2007 compared to net cash used in operating activities of $27.7 million in the same period of 2006. Capital expenditures were $18.8 million in the second quarter 2007 compared to $22.2 million in the second quarter of 2006. The Company paid down $1.1 million of its debt obligations during the second quarter of 2007, in accordance with the terms of its credit agreement and capital leases. Outstanding debt at June 30, 2007 was $128.7 million.

Credit Facility
     As of June 30, 2007, the Company had $98.9 million outstanding under the term loan facility. At June 30, 2007, the Company had obtained letters of credit in the amount of $20.6 million as partial surety for certain of its long-term reclamation obligations, which reduced amounts available under the revolving credit facility to $19.4 million at June 30, 2007. As of June 30, 2007, $1.0 million of the long-term debt under this facility was classified as a current liability (see Note 11 to the Company’s financial statements).
Contractual Obligations
     The Company is obligated to make future payments under various contracts such as debt and capital lease agreements. The following table represents significant contractual cash obligations and other commercial commitments and the related interest payments as of June 30, 2007:

in thousands	2007(1)	2008	2009	2010	2011	Thereafter	Total
Term loan facility	$510	$1,019	$1,019	$96,305	$—	$—	$98,853
Capital lease obligations	78	—	—	—	—	—	78
Special Industrial Education Impact Revenue Bonds	93	190	97	—	—	—	380
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	156	275	240	240	240	699	1,850
Asset retirement obligations	—	—	—	—	—	69,479	69,479
Payments of interest	6,589	10,662	10,276	6,696	2,400	20,400	57,023
Other noncurrent liabilities	—	17,400	—	—	—	—	17,400

Total	$7,426	$29,546	$11,632	$103,241	$2,640	$120,578	$275,063

(1)	Amounts represent cash obligations for July – December 2007.
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
Mine Development Expenditures – Capitalization and Amortization
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

Derivative Instruments
     From time to time, the Company enters into derivative financial instruments, including fixed forwards and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue. The Company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value, and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 Accounting for Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, provides an exception for certain derivative transactions that meet the criteria for “normal purchases and normal sales” transactions; effective April 1, 2006, the Company began applying the normal purchase and sale exception for certain forward sales of recycled material that require physical delivery of metal. If the derivative transaction is designated as a hedge, and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income (loss) in the period the offsetting hedged transaction occurs. The Company primarily uses derivatives to hedge metal prices and interest rates. As of June 30, 2007, the net unrealized loss on outstanding derivatives associated with commodity instruments is valued at $15.7 million, and is reported as a component of accumulated other comprehensive loss. Because these hedges are highly effective, the Company expects any ultimate gains or losses on the hedging instruments will be largely offset by corresponding changes in the value of the hedged transaction.
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at June 30, 2007, for the portion of the Company’s net deferred tax assets, which, more likely than not, will not be realized (see Note 5 to the Company’s financial statements). Based on the Company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the Company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the Company could owe income taxes prospectively on the resulting higher than projected taxable income.
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

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced (000)
Palladium	102	115	213	228
Platinum	31	34	64	67

Total	133	149	277	295

Tons milled (000)	309	323	614	649
Mill head grade (ounce per ton)	0.48	0.51	0.49	0.50
Sub-grade tons milled (000) (1)	16	14	37	29
Sub-grade tons mill head grade (ounce per ton)	0.12	0.12	0.12	0.13
Total tons milled (000) (1)	325	337	651	678
Combined mill head grade (ounce per ton)	0.46	0.49	0.47	0.48
Total mill recovery (%)	90	91	91	91

Total operating costs per ounce (Non-GAAP)	$260	$269	$252	$266
Total cash costs per ounce (Non-GAAP) (2) (3)	$320	$322	$314	$318
Total production costs per ounce (Non-GAAP) (2) (3)	$476	$460	$466	$458
Total operating costs per ton milled (Non-GAAP)	$106	$119	$107	$116
Total cash costs per ton milled (Non-GAAP) (2) (3)	$131	$142	$134	$138
Total production costs per ton milled (Non-GAAP) (2) (3)	$195	$203	$198	$199
Stillwater Mine:
Ounces produced (000)
Palladium	64	76	140	148
Platinum	20	23	43	44

Total	84	99	183	192

Tons milled (000)	158	180	336	356
Mill head grade (ounce per ton)	0.58	0.59	0.58	0.58
Sub-grade tons milled (000) (1)	16	14	37	29
Sub-grade tons mill head grade (ounce per ton)	0.12	0.12	0.12	0.13
Total tons milled (000) (1)	174	194	373	385
Combined mill head grade (ounce per ton)	0.54	0.56	0.54	0.55
Total mill recovery (%)	0.91	92	0.92	92

Total operating costs per ounce (Non-GAAP)	$229	$259	$228	$261
Total cash costs per ounce (Non-GAAP) (2) (3)	$291	$310	$291	$311
Total production costs per ounce (Non-GAAP) (2) (3)	$425	$428	$421	$434
Total operating costs per ton milled (Non-GAAP)	$111	$132	$111	$130
Total cash costs per ton milled (Non-GAAP) (2) (3)	$141	$159	$142	$155
Total production costs per ton milled (Non-GAAP) (2) (3)	$205	$219	$206	$217

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Six months ended
	June 30,			June 30,
	2007	2006	2007	2006
OPERATING AND COST DATA FOR MINE PRODUCTION
(Continued)

East Boulder Mine:
Ounces produced (000)
Palladium	38	39	73	80
Platinum	11	11	21	23

Total	49	50	94	103

Tons milled (000)	151	143	278	293
Mill head grade (ounce per ton)	0.37	0.40	0.38	0.40
Sub-grade tons milled (000) (1)	—	—	—	—
Sub-grade tons mill head grade (ounce per ton)	—	—	—	—
Total tons milled (000) (1)	151	143	278	293
Combined mill head grade (ounce per ton)	0.37	0.40	0.38	0.40
Total mill recovery (%)	89	89	89	90

Total operating costs per ounce (Non-GAAP)	$313	$288	$298	$277
Total cash costs per ounce (Non-GAAP) (2) (3)	$371	$347	$359	$331
Total production costs per ounce (Non-GAAP) (2) (3)	$566	$524	$552	$503

Total operating costs per ton milled (Non-GAAP)	$101	$101	$101	$97
Total cash costs per ton milled (Non-GAAP) (2) (3)	$120	$120	$122	$116
Total production costs per ton milled (Non-GAAP) (2) (3)	$183	$181	$188	$176

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, where noted)	2007	2006	2007	2006
SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium (oz.)	116	118	225	225
Platinum (oz.)	32	35	66	64

Total	148	153	291	289

Other PGM activities: (6)
Palladium (oz.)	32	21	69	107
Platinum (oz.)	31	18	59	41
Rhodium (oz.)	6	4	12	14

Total	69	43	140	162

By-products from mining: (7)
Rhodium (oz.)	1	1	2	2
Gold (oz.)	3	2	6	5
Silver (oz.)	2	1	4	3
Copper (lb.)	85	88	468	346
Nickel (lb.)	261	390	567	831

Average realized price per ounce (5)
Mine production:
Palladium ($/oz.)	$386	$378	$382	$370
Platinum ($/oz.)	$949	$839	$931	$826
Combined (5)	$506	$484	$506	$471

Other PGM activities: (6)
Palladium	$355	$329	$345	$287
Platinum	$1,225	$1,060	$1,189	$1,018
Rhodium	$5,923	$4,019	$5,497	$3,413

By-products from mining: (7)
Rhodium ($/oz.)	$6,160	$5,054	$6,039	$4,252
Gold ($/oz.)	$655	$621	$661	$588
Silver ($/oz.)	$13	$12	$13	$11
Copper ($/lb.)	$3.39	$4.21	$2.89	$2.71
Nickel ($/lb.)	$22.74	$8.14	$19.98	$7.01

Average market price per ounce (5)
Palladium	$368	$345	$355	$318
Platinum	$1,289	$1,189	$1,238	$1,111
Combined (5)	$564	$539	$555	$486

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total cash costs include period costs of mining, processing and administration at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Norilsk Nickel transaction expenses and interest income and expense are not included in total cash costs.

(3)	Total cash cost per ton, represents a non-U.S. Generally Accepted Accounting Principles (GAAP) measurement that management uses to monitor and evaluate the efficiency of its mining operations. See table “Reconciliation of Non-GAAP measures to costs of revenues” and accompanying discussion.

(4)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average London PM Fix for the actual months of the period.

(5)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the refinery.

(6)	Ounces sold and average realized price per ounce from other PGM activities primarily relate to ounces produced from processing of catalyst materials and palladium received in the Norilsk Nickel transaction.

(7)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

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

     When divided by the total tons milled in the respective period, Total Production Cost per Ton Milled (Non-GAAP) — measured for each mine or combined — provides an indication of the cost per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. Because ore tons are first actually weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Production Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Production Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.
     When divided by the total recoverable PGM ounces from production in the respective period, Total Production Cost per Ounce (Non-GAAP) — measured for each mine or combined — provides an indication of the cost per ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because extracting PGM material is ultimately the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Production Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Production Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.
     Total Cash Costs (Non-GAAP): This non-GAAP measure is calculated by excluding the depreciation and amortization and asset retirement costs from Total Production Costs (Non-GAAP) for each mine or combined. The Company uses this measure as a comparative indication of the cash costs related to production and processing in any period.
     When divided by the total tons milled in the respective period, Total Cash Cost per Ton Milled (Non-GAAP) — measured for each mine or combined — provides an indication of the level of cash costs incurred per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. Because ore tons are first weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Cash Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Cash Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.
     When divided by the total recoverable PGM ounces from production in the respective period, Total Cash Cost per Ounce (Non-GAAP) — measured for each mine or combined — provides an indication of the level of cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Cash Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Cash Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.
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
     When divided by the total tons milled in the respective period, Total Operating Cost per Ton Milled (Non-GAAP) — measured for each mine or combined — provides an indication of the level of controllable cash costs incurred per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. Because ore tons are first actually weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Operating Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Operating Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.
     When divided by the total recoverable PGM ounces from production in the respective period, Total Operating Cost per Ounce (Non-GAAP) — measured for each mine or combined — provides an indication of the level of controllable cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Operating Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Operating Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$34,597	$40,061	$69,807	$78,545
Royalties, taxes and other	8,022	7,828	17,305	15,164

Total cash costs (Non-GAAP)	$42,619	$47,889	$87,112	$93,709
Asset retirement costs	182	161	360	318
Depreciation and amortization	21,628	21,351	42,020	41,261
Depreciation and amortization (in inventory)	(1,031)	(1,045)	(371)	(153)

Total production costs (Non-GAAP)	$63,398	$68,356	$129,121	$135,135
Change in product inventories	7,317	2,738	8,969	32,681
Costs of recycling activities	77,871	37,969	144,046	69,937
Recycling activities — depreciation	28	25	52	50
Add: Profit from recycling activities	7,815	3,384	13,164	6,710
Loss or (gain) on sale of assets and other costs	(95)	50	(210)	235

Total consolidated costs of revenues	$156,334	$112,522	$295,142	$244,748

Stillwater Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$19,383	$25,641	$41,620	$50,022
Royalties, taxes and other	5,230	5,098	11,449	9,814

Total cash costs (Non-GAAP)	$24,613	$30,739	$53,069	$59,836
Asset retirement costs	127	116	250	230
Depreciation and amortization	12,400	11,996	24,563	24,192
Depreciation and amortization (in inventory)	(1,255)	(374)	(1,076)	(686)

Total production costs (Non-GAAP)	$35,885	$42,477	$76,806	$83,572
Change in product inventories	3,465	(1,402)	3,380	(4,486)
Add: Profit from recycling activities	4,944	2,265	8,573	4,376
Loss or (gain) on sale of assets and other costs	(90)	13	(205)	171

Total costs of revenues	$44,204	$43,353	$88,554	$83,633

East Boulder Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$15,214	$14,420	$28,187	$28,524
Royalties, taxes and other	2,792	2,730	5,856	5,350

Total cash costs (Non-GAAP)	$18,006	$17,150	$34,043	$33,874
Asset retirement costs	55	45	109	88
Depreciation and amortization	9,228	9,355	17,457	17,068
Depreciation and amortization (in inventory)	225	(671)	706	533

Total production costs (Non-GAAP)	$27,514	$25,879	$52,315	$51,563
Change in product inventories	1,668	978	(616)	(1,897)
Add: Profit from recycling activities	2,870	1,119	4,591	2,334
Loss or (gain) on sale of assets and other costs	—	—	—	28

Total costs of revenues	$32,052	$27,976	$56,290	$52,028

Other PGM activities: (1)
Reconciliation to costs of revenues:
Change in product inventories	$2,184	$3,162	$6,205	$39,064
Recycling activities — depreciation	28	25	52	50
Costs of recycling activities	77,871	37,969	144,046	69,937
Loss or (gain) on sale of assets and other costs	(5)	37	(5)	36

Total costs of revenues	$80,078	$41,193	$150,298	$109,087

(1)	Other PGM activities include recycling and sales of palladium received in the Norilsk Nickel transaction and other.

FORWARD LOOKING STATEMENTS: FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “ believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Such statements include, but are not limited to, comments regarding expansion plans, costs, grade, production and recovery rates, permitting, labor matters, financing needs, the terms of future credit facilities and capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and compliance, litigation and the palladium and platinum market. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” in the Company’s 2006 Annual Report on Form 10-K.
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
     The Company has entered into long-term sales contracts with General Motors Corporation, Ford Motor Company and Mitsubishi Corporation. The contracts together cover significant portions of the Company’s mined PGM production through December 2010 and stipulate floor and ceiling prices for some of the covered production. The contract with Mitsubishi Corporation expired at the end of 2006; most of the production dedicated to the Mitsubishi contract was absorbed under the other contracts.
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
     As of June 30, 2007, the Company was party to financially settled forward agreements covering approximately 39% of its anticipated platinum sales from mine production from July 2007 through June 2008. These transactions cover a total of 59,000 ounces of platinum sales from mine production at an overall average price of approximately $1,016 per ounce. Because the market price of platinum was approximately $1,273 per ounce at the end of the second quarter 2007, the Company has recorded unrealized hedging losses of approximately $15.7 million in Accumulated Other Comprehensive Loss as of June 30, 2007 (see Note 6 to the Company’s financial statements). Because these hedges are highly effective, when these instruments are settled any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sales and will be recognized at that time in operating income. All commodity instruments outstanding at June 30, 2007, are expected to be settled within the next twelve months.
     The Company also enters into fixed forward sales relating to processing of spent PGM catalysts. These transactions require physical delivery of metal and cannot settle net. Consequently, effective with purchases of spent catalysts on or after April 1, 2006, the Company accounts for these forward sales commitments related to purchases of recycled material under the “normal purchase and sale” exception in SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Sales of metals from PGM recycling are sold forward on the pricing date and subsequently are physically delivered against the forward sales commitments when the ounces are recovered. These forward sales commitments typically have terms of three months or less; all of these transactions were settled as of June 30, 2007 (see Note 3 to the Company’s financial statements). There was no unrealized loss related to PGM recycling on these instruments due to changes in metal prices at June 30, 2007 and an unrealized loss at June 30, 2006 of $0.6 million.
     The Company purchases catalyst materials from third parties for recycling activities to recover PGMs. At June 30 2007, working capital comprised of marketable inventories (see Note 10 to the Company’s financial statements) and advances thereon in the Company’s PGM recycling business totaled about $97.1 million, up from $70.9 million at the beginning of the year, mostly reflecting the impact of the higher PGM prices.
Interest Rate Risk
     As of June 30, 2007, the Company had $98.9 million outstanding under its $140 million term loan facility, bearing interest at a variable rate of 7.625% based upon LIBOR (5.375% at June 30, 2007) plus a 2.25% margin (See Note 11 to the Company’s financial statements). At the current LIBOR, this represents an interest cost of approximately $7.5 million per year. Although the margin on this debt is fixed, the LIBOR component is subject to short-term fluctuations in market interest rates. The Company also has in place an interest rate swap agreement through December 31, 2007, effectively fixing the rate on a notional principal amount of $50 million at 7.628%. Taking into account the effect of the interest rate swap, during 2007 each 1% increase in LIBOR increases the Company’s estimated annual interest cost by approximately $0.5 million. After 2007, when the interest rate swap expires, the same change in LIBOR will increase annual interest cost by about $1.0 million.

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
     (b) Internal Control Over Financial Reporting. In reviewing internal control over financial reporting at June 30, 2007, management determined that during the second quarter of 2007 there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Stockholder Litigation
     In 2002, nine lawsuits were filed against the Company and certain senior officers in United States District Court, Southern District of New York, purportedly on behalf of a class of all persons who purchased or otherwise acquired common stock of the Company from April 20, 2001 through and including April 1, 2002. They assert claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenge the accuracy of certain public disclosures made by the Company regarding its financial performance and, in particular, its accounting for probable ore reserves. In July 2002, the court consolidated these actions, and in May 2003, the case was transferred to federal district court in Montana. In May 2004, defendants filed a motion to dismiss plaintiffs’ second amended complaint, and in June 2004, plaintiffs filed their opposition and defendants filed their reply. Defendants have reached an agreement in principle with plaintiffs to settle the federal class action. The proposed settlement of the federal class action has been approved by the Company’s board of directors, and is subject to final approval of the Montana District Court following notice to the class and a hearing, which currently is scheduled for November 15, 2007. The proposed settlement of the federal class action is also conditioned on approval by the Delaware Chancery Court of the proposed settlement to resolve the claims alleged in the related stockholder derivative lawsuit, unless the parties mutually agree in writing to proceed with settlement of the federal class action without such final court approval and dismissal of the derivative lawsuit. Under the proposed agreement, any settlement amount will be paid by the Company’s insurance carrier and will not involve any out-of-pocket payment by the Company or the individual defendants. In light of the proposed settlement, the hearing on defendants’ motion to dismiss has been taken off calendar, without prejudice to their right to reinstate the motion in the event the parties are not successful in negotiating the terms of the final settlement papers.
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

STILLWATER MINING COMPANY (Registrant)
Date: August 7, 2007	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2007	By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer (Principal Financial Officer)

     EXHIBITS

Number	Description
10.1	Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) and United Steel Workers (USW) Local 11-0001, ratified July 16, 2007 (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated, August 7, 2007

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated, August 7, 2007

32.1	Section 1350 Certification, dated, August 7, 2007

32.2	Section 1350 Certification, dated, August 7, 2007