Form 10-Q
period 2007-09-30
STILLWATER MINING CO /DE/
filed 2007-11-06
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
At November 2, 2007 the Company had outstanding 92,277,750 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2007
INDEX

PART I — FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosure About Market Risk	40

Item 4. Controls and Procedures	42

PART II – OTHER INFORMATION	42

Item 1. Legal Proceedings	42

Item 6. Exhibits	43

SIGNATURES	44

EXHIBIT INDEX	45
Supplemental Memorandum of Understanding
Amendment Agreement to Palladium and Platinum Sales Agreement
Palladium and Rhodium Sales Agreement
Rule 13a-14(a)/15d-14(a) Certification - CEO
Rule 13a-14(a)/15d-14(a) Certification - VP and CFO
Section 1350 Certificaton
Section 1350 Certificaton

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Stillwater Mining Company
Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Mine production	$63,613	$73,660	$210,877	$210,034
PGM recycling	94,075	104,228	247,977	178,481
Sales of palladium received in the Norilsk Nickel transaction	—	—	—	17,637
Other	5,399	2,929	11,646	31,450

Total revenues	163,087	180,817	470,500	437,602

Costs and expenses
Costs of metals sold
Mine production	54,088	48,135	157,117	142,337
PGM recycling	87,886	95,356	231,932	165,292
Sales of palladium received in Norilsk Nickel transaction	—	—	—	10,785
Other	5,299	2,929	11,504	31,208

Total costs of metals sold	147,273	146,420	400,553	349,622

Depreciation and amortization
Mine production	20,114	19,979	62,134	61,240
PGM recycling	32	24	84	74

Total depreciation and amortization	20,146	20,003	62,218	61,314

Total costs of revenues	167,419	166,423	462,771	410,936

Exploration	500	—	562	332
Marketing	783	2,345	3,996	3,235
General and administrative	5,565	5,948	18,528	18,006

Total costs and expenses	174,267	174,716	485,857	432,509

Operating income (loss)	(11,180)	6,101	(15,357)	5,093

Other income (expense)
Other	127	300	109	303
Interest income	2,957	3,345	8,943	8,396
Interest expense	(2,931)	(2,954)	(8,507)	(8,496)
Gain/(loss) on disposal of property, plant and equipment	(26)	70	184	(164)

Income (loss) before income tax provision	(11,053)	6,862	(14,628)	5,132

Income tax provision	—	—	—	(10)

Net income (loss)	$(11,053)	$6,862	$(14,628)	$5,122

Other comprehensive income (loss), net of tax	3,550	21,454	3,821	(8,138)

Comprehensive income (loss)	$(7,503)	$28,316	$(10,807)	$(3,016)

Weighted average common shares outstanding
Basic	92,203	91,310	91,908	91,194
Diluted	92,203	92,233	91,908	92,030

Basic income (loss) per share

Net income (loss)	$(0.12)	$0.08	$(0.16)	$0.06

Diluted income (loss) per share

Net income (loss)	$(0.12)	$0.07	$(0.16)	$0.06

See accompanying notes to the financial statements

Stillwater Mining Company
Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$67,358	$88,360
Restricted cash	4,385	3,785
Investments, at fair market value	36,950	35,497
Inventories	109,917	106,895
Advances on inventory purchases	28,247	24,191
Accounts receivable	11,422	16,008
Deferred income taxes	3,088	5,063
Other current assets	7,444	4,540

Total current assets	$268,811	$284,339

Property, plant and equipment (net of $279,684 and $219,520 accumulated depreciation and amortization)	460,606	460,328
Long-term investment	3,556	1,869
Other noncurrent assets	9,234	9,487

Total assets	$742,207	$756,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,933	$24,833
Accrued payroll and benefits	21,813	20,348
Property, production and franchise taxes payable	9,731	11,123
Current portion of long-term debt and capital lease obligations	1,264	1,674
Fair value of derivative instruments	12,362	15,145
Unearned income	5,932	5,479
Other current liabilities	8,023	6,988

Total current liabilities	76,058	85,590

Long-term debt	127,187	129,007
Fair value of derivative instruments	—	715
Deferred income taxes	3,088	5,063
Accrued workers compensation	10,567	10,254
Asset retirement obligation	9,095	8,550
Other noncurrent liabilities	6,568	4,288

Total liabilities	$232,563	$243,467

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 92,225,413 and 91,514,668 shares issued and outstanding	922	915
Paid-in capital	624,995	617,107
Accumulated deficit	(104,491)	(89,863)
Accumulated other comprehensive loss	(11,782)	(15,603)

Total stockholders’ equity	509,644	512,556

Total liabilities and stockholders’ equity	$742,207	$756,023

See accompanying notes to the financial statements

Stillwater Mining Company
Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Cash flows from operating activities
Net income (loss)	$(11,053)	$6,862	$(14,628)	$5,122

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,146	20,003	62,218	61,314
Lower of cost or market inventory adjustment	3,734	54	5,164	1,194
(Gain)/loss on disposal of property, plant and equipment	26	(70)	(184)	164
Stock issued under employee benefit plans	974	1,306	3,903	3,560
Amortization of debt issuance costs	208	199	618	582
Share based compensation	1,231	1,090	3,745	2,616

Changes in operating assets and liabilities:
Inventories	12,378	6,747	(8,279)	(36,904)
Advances on inventory purchases	2,245	(344)	(4,056)	(18,062)
Accounts receivable	832	(8,720)	4,586	6,073
Employee compensation and benefits	1,138	(928)	1,465	(104)
Accounts payable	1,733	595	(7,900)	2,373
Property, production and franchise taxes payable	342	(1,290)	888	(436)
Workers compensation	(241)	310	313	3,936
Asset retirement obligation	185	164	545	482
Unearned income	(1,706)	(1,170)	453	2,692
Restricted cash	—	(1,100)	(600)	(1,100)
Other	(1,191)	1,836	(1,994)	1,292

Net cash provided by operating activities	30,981	25,544	46,257	34,794

Cash flows from investing activities
Capital expenditures	(22,435)	(22,398)	(62,844)	(67,754)
Purchase of long-term investments	(1,019)	—	(1,687)	—
Proceeds from disposal of property, plant and equipment	47	247	375	510
Purchases of investments	(7,914)	(3,947)	(56,054)	(71,968)
Proceeds from maturities of investments	10,756	29,985	54,934	99,235

Net cash provided by (used in) investing activities	(20,565)	3,887	(65,276)	(39,977)

Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(266)	(363)	(2,230)	(10,278)
Payments for debt issuance costs	—	—	—	(579)
Issuance of common stock	8	2	247	807

Net cash used in financing activities	(258)	(361)	(1,983)	(10,050)

Cash and cash equivalents
Net increase (decrease)	10,158	29,070	(21,002)	(15,233)
Balance at beginning of period	57,200	35,957	88,360	80,260

Balance at end of period	$67,358	$65,027	$67,358	$65,027

See accompanying notes to the financial statements

Stillwater Mining Company
Notes to Financial Statements
(Unaudited)
Note 1 — General
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of September 30, 2007, and the results of its operations and its cash flows for the three- and nine- month periods ended September 30, 2007 and 2006. The results of operations for the three- and nine- month periods are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements in this quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2007 and June 30, 2007 Quarterly Reports on Form 10-Q and in the Company’s 2006 Annual Report on Form 10-K.
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
Note 2 — Sales
Mine Production:
     Palladium, platinum, rhodium and gold are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product metals are normally sold at market prices to customers, brokers or outside refiners. Copper and nickel by-products, however, are produced at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are reflected as a reduction to costs of metals sold. During the three- month periods ended September 30, 2007 and 2006, total by-product (copper, nickel, gold, silver and mined rhodium) sales were approximately $11.8 million and $12.4 million, respectively. Total by-product sales for the nine- month periods ended September 30, 2007 and 2006 were approximately $40.2 million and $30.6 million, respectively.
     During 1998, the Company entered into three long-term sales contracts, covering production from the mines, that contain guaranteed floor and, in some cases, ceiling prices for metal delivered. Metal sales under these contracts, when not affected by these guaranteed floor or ceiling prices, are priced at a slight discount to market. In late 2000 and in 2001, the Company amended these contracts to extend the terms and to modify the pricing mechanisms. One of these contracts expired at the end of 2006, one will expire during 2008 and one applies through 2010. Following the one contract expiration at December 31, 2006, the palladium and platinum commitments under that contract were largely assumed by the remaining contracts. The agreement expiring during 2008 was renewed in the third quarter of 2007, and, together with a follow-on agreement, renews the term through 2012, modifies the pricing mechanisms and revises the sourcing provisions. Under these sales agreements, the Company currently has committed 100% of its palladium production and 70% of its platinum production through 2010. After 2010, at least 20% of the Company’s mine production of palladium is committed through 2012. Please refer to table regarding ceiling and floor prices on the following page. After 2010, the Company’s remaining platinum production is not committed under these contracts and remains available for sale at prevailing market prices.

     Sales to significant customers as a percentage of total revenues for the three- and nine- month periods ended September 30, 2007 and 2006 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Customer A	31%	31%	35%	36%
Customer B	32%	17%	27%	15%
Customer C	10%	18%	*	11%
Customer D	*	12%	10%	*

	73%	78%	72%	62%

*	Represents less than 10% of total revenues.
     The following table summarizes the floor and ceiling price structures for the long-term sales contracts with General Motors Corporation and Ford Motor Company related to mine production. The first two columns for each commodity represent the percent of total mine production that is subject to floor prices and the weighted average floor price per ounce. The second two columns for each commodity represent the percent of total mine production that is subject to ceiling prices and the weighted average ceiling price per ounce.

	PALLADIUM				PLATINUM
	Subject to		Subject to		Subject to		Subject to
	Floor Prices		Ceiling Prices		Floor Prices		Ceiling Prices
	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling
Year	Production	Price	Production	Price	Production	Price	Production	Price
2007	100%	$345	17%	$975	70%	$425	14%	$850
2008	100%	$363	20%	$975	70%	$425	14%	$850
2009	100%	$364	20%	$975	70%	$425	14%	$850
2010	100%	$360	20%	$975	70%	$425	14%	$850
2011	20%	$300	0%	—	—	—	—	—
2012	20%	$300	0%	—	—	—	—	—
     Metal delivery commitments under the long-term sales contracts generally fluctuate based upon percentages of actual mine production, with discretionary sourcing flexibility for any additional quantities. These contracts contain termination provisions that allow the purchasers to terminate in the event the Company breaches certain provisions of the contract and the Company does not cure the breach within specified periods ranging from 10 to 30 days of notice. The contracts are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 Accounting for Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, because the contracts qualify for the normal sales exception since they will not settle net and will result in physical delivery. The floors and ceilings embedded within the long-term sales contracts are treated as part of the host contract, not a separate derivative instrument and are therefore also not subject to the hedge accounting requirements of SFAS No. 133, SFAS No. 138, or SFAS No. 149.
PGM Recycling:
      The Company recycles spent catalyst materials through its processing facilities in Columbus, Montana, recovering palladium, platinum and rhodium from these materials. The Company sells these processed metals to various third parties.
Other activities:
     The Company makes open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $5.4 million and $2.9 million on approximately 15,400 and 9,000 ounces of PGMs that were purchased in the open market and re-sold for the three- month periods ended September 30, 2007 and 2006, respectively. For the nine- month periods ended September 30, 2007 and 2006, approximately 33,400 and 35,800 ounces of PGM’s were purchased in the open market and re-sold for approximately $11.6 million and $31.5 million, respectively.

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
     As of September 30, 2007, the Company was party to financially settled forward agreements covering approximately 33% of its anticipated platinum sales out of mine production from October 2007 through June 2008. These transactions are designed to hedge a total of 35,500 ounces of platinum sales from mine production for the next nine months at an overall average price of approximately $1,035 per ounce.
     Until these financially settled forward contracts related to mine production mature, any net change in the value of the hedging instrument is reflected in stockholders’ equity in accumulated other comprehensive income (loss) (AOCI). A net unrealized loss of $12.3 million on commodity hedging instruments existing at September 30, 2007, is reflected in AOCI (see Note 6). When these instruments are settled, any remaining gain or loss on the cash flow hedges will be offset by gains or losses on the future metal sales and will be recognized at that time in operating income.

The following is a summary of the Company’s commodity derivatives as of September 30, 2007:
Mine Production:
Financially Settled Forwards

	Platinum Ounces	Average Price	Index
Fourth Quarter 2007	20,500	$1,000	Monthly London PM Average
First Quarter 2008	9,000	$1,104	Monthly London PM Average
Second Quarter 2008	6,000	$1,054	Monthly London PM Average

PGM Recycling: Financially Settled Forwards

	Palladium Ounces	Average Price
Fourth Quarter 2007	7,581	$335
PGM Recycling
     The Company enters into fixed forward sales relating to PGM recycling of catalyst materials. The Company accounted for these fixed forward sales as cash-flow hedges through the first quarter of 2006; thereafter, they have been accounted for under the normal sales provisions of SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149. The metals from PGM recycled materials are sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. All of these open transactions settle at various periods through November 2007. No hedging gains or losses related to PGM recycling were recognized in the three- or nine- month periods ended September 30, 2007 or 2006. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedge contract prices by a predetermined margin limit. No margin deposits were required or outstanding during the third quarters of 2007 or 2006.
     During the third quarter of 2007, the Company entered into certain financially settled forward contracts on recycled materials, which are contracts that do not require the physical delivery of metal upon settlement. These contracts establish a future price for the metal but allow discretion as to the customer receiving the metal. The Company has elected not to account for these derivative contracts as hedges under the provisions of SFAS No. 133 and so is marking these contracts to market at the end of each accounting period. The loss on these contracts at September 30, 2007, was approximately $85,000, and has been recorded as a reduction to recycling revenue.
Interest Rate Derivatives
     On July 28, 2006, the Company entered into an interest rate swap agreement that has the effect of fixing the interest rate on $50 million of the Company’s outstanding term loan debt through December 31, 2007. The effective fixed rate of the interest rate swap is 7.628% (see Note 11). The Company accounted for this interest rate swap as a cash-flow hedge during the third quarter of 2006. In the fourth quarter of 2006 and subsequently, the Company has elected not to account for this as a cash flow hedge, and accordingly, has marked this transaction to market. The Company recorded additional interest expense of approximately $12,500 and a credit to interest expense of approximately $35,500 during the three- and nine- month periods ended September 30, 2007, respectively.
Note 4 – Share-Based Payments
     The Company sponsors stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. The Company has options outstanding under three separate plans: the 1994 Incentive Plan, the General Plan and the 2004 Equity Incentive Plan. As of September

30, 2007, there were approximately 7,801,000 shares of common stock authorized for issuance under the Plans, including approximately 5,250,000, 1,400,000 and 1,151,000 authorized for the 2004 Equity Incentive Plan, the General Plan and the 1994 Incentive Plan, respectively. Options for approximately 4,596,000 and 3,205,000 shares were available and reserved under the 2004 Equity Incentive Plan and the General Plan, respectively for grant as of September 30, 2007.
     The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise price, exercise period, vesting period and all other terms of instruments issued under the Plans. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. The Company received approximately $8,300 and $1,900 in cash from the exercise of stock options in the three- month periods ended September 30, 2007 and 2006, respectively, and approximately $247,000 and $807,000 for the nine- month periods ended September 30, 2007 and 2006, respectively.
     The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant using a Black-Scholes option pricing model. Stock option grants to employees generally vest in annual installments over a three-year period. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture, but does not recapture expense taken previously. The compensation expense, recorded in general and administrative expense, related to the fair value of stock options during the three- month periods ended September 30, 2007 and 2006 was approximately $98,000 and $114,000, respectively, and approximately $299,000 and $291,000 during the nine- month periods ended September 30, 2007 and 2006, respectively. Total compensation cost related to nonvested stock options not yet recognized is approximately $89,000, $211,000, $70,000, and $10,000 for the remaining three months of 2007 and for years 2008, 2009 and 2010, respectively.
Nonvested Shares:
     Nonvested shares granted to non-management directors, certain members of management and other employees as of September 30, 2007 and 2006 along with the related compensation expense are detailed in the following table:

				Compensation Expense
		Nonvested	Market	Three months ended		Nine months ended
		Shares	Value on	September 30,		September 30,
Grant Date	Vesting Date	Granted	Grant Date	2007	2006	2007	2006
May 7, 2004	May 7, 2007	348,170	$4,460,058	$—	$371,671	$495,562	$1,115,015
May 3, 2005	May 3, 2008	225,346	$1,654,040	$137,837	$137,837	$413,510	$413,510
April 27, 2006	October 26, 2006	9,752	$160,030	$—	$63,345	$—	$116,690
April 27, 2006	April 27, 2009	288,331	$4,731,512	$394,293	$394,293	$1,182,878	$657,154
February 22, 2007	February 22, 2010	426,514	$5,433,788	$447,139	$—	$1,083,504	$—
May 3, 2007	November 3, 2007	17,654	$280,000	$139,996	$—	$233,327	$—

Total compensation expense of nonvested shares				$1,119,265	$967,146	$3,408,781	$2,302,369

Non-Employee Directors’ Deferral Plan:
     Compensation expense deferred in common stock related to the Non-Employee Directors’ Deferral Plan was approximately $12,000 and $6,250 during the three- month periods ended September 30, 2007 and 2006, respectively, and approximately $36,000 and $18,750 for the nine- month periods ended September 30, 2007 and

2006, respectively. The company match was made in Company common stock and resulted in compensation expense of approximately $2,400, and $1,250 during the three- month periods ended September 30, 2007 and 2006, respectively, and approximately $7,200 and $3,750 for the nine- month periods ended September 30, 2007 and 2006, respectively.
Nonqualified Deferred Company Plan:
     Compensation expense deferred in cash under the Nonqualified Deferred Compensation Plan was approximately $62,000 and $72,000 for the third quarters of 2007 and 2006, respectively, and $274,000 and $143,000 for the nine- month periods ended September 30, 2007 and 2006, respectively.
Note 5 – Income Taxes
     The Company computes income taxes using the asset and liability approach as defined in SFAS No. 109, Accounting for Income Taxes, which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. At September 30, 2007, the Company has net operating loss carryforwards (NOLs), which expire in 2009 through 2026. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers, more likely than not, will not be realized. Except for statutory minimum payments required under certain state and local tax laws, the Company has not recognized any income tax provision or benefit for the periods ended September 30, 2007 and 2006, as any changes in the net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2007 and January 1, 2007, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in “Income tax provision” in the Statements of Operations and Comprehensive Income (Loss). There was no interest or penalties for the three- and nine- month periods ended September 30, 2007. The tax years subject to examination by the taxing authorities are the years ending December 31, 2006, 2005, and 2004.
Note 6 – Comprehensive Income (Loss)
     Comprehensive income (loss) consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income. As of September 30, 2007, such items consist of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities and available-for-sale marketable securities.

     The following summary sets forth the changes in accumulated other comprehensive loss in stockholders’ equity for each of the first three quarters of 2007 and 2006:

(in thousands)	Available for Sale	Commodity		Accumulated Other
As of September 30, 2007	Securities	Instruments	Interest Rate Swap	Comprehensive Loss
Balance at December 31, 2006	$177	$(15,780)	$—	$(15,603)

Reclassification to earnings	—	7,275	—	7,275
Change in value	137	(12,587)	—	(12,450)

Comprehensive income (loss)	$137	$(5,312)	$—	$(5,175)

Balance at March 31, 2007	$314	$(21,092)	$—	$(20,778)

Reclassification to earnings	—	8,093	—	8,093
Change in value	90	(2,737)	—	(2,647)

Comprehensive income (loss)	$90	$5,356	$—	$5,446

Balance at June 30, 2007	$404	$(15,736)	$—	$(15,332)

Reclassification to earnings	—	7,161	—	7,161
Change in value	143	(3,754)	—	(3,611)

Comprehensive income (loss)	$143	$3,407	$—	$3,550

Balance at September 30, 2007	$547	$(12,329)	$—	$(11,782)

(in thousands)	Available for Sale	Commodity		Accumulated Other
As of September 30, 2006	Securities	Instruments	Interest Rate Swap	Comprehensive Loss
Balance at December 31, 2005	$202	$(17,604)	$—	$(17,402)

Reclassification to earnings	—	5,398	—	5,398
Change in value	159	(22,107)	—	(21,948)

Comprehensive income (loss)	$159	$(16,709)	$—	$(16,550)

Balance at March 31, 2006	$361	$(34,313)	$—	$(33,952)

Reclassification to earnings	—	9,221	—	9,221
Change in value	70	(22,333)	—	(22,263)

Comprehensive income (loss)	$70	$(13,112)	$—	$(13,042)

Balance at June 30, 2006	$431	$(47,425)	$—	$(46,994)

Reclassification to earnings	—	10,010	—	10,010
Change in value	(201)	11,809	(164)	11,444

Comprehensive income (loss)	$(201)	$21,819	$(164)	$21,454

Balance at September 30, 2006	$230	$(25,606)	$(164)	$(25,540)

     A portion of the change in value of available-for-sale securities in the table above represents the change in value of mutual fund investments which are classified as non-current assets on the balance sheet at September 30, 2007. The change in value during the three- and nine- month periods ended September 30, 2007 related to the mutual fund investments was approximately $2,000 and $37,000, respectively.
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

     Outstanding options for the three- and nine- month periods ended September 30, 2007 were excluded from the computation of diluted earnings per share because the Company reported losses and so the effect would have been antidilutive (reduced the net loss per share) using the treasury stock method. The effect of outstanding stock options on diluted weighted average shares outstanding was 52,988 and 92,505 for the three- and nine month periods ended September 30, 2006, respectively.
     There was no effect of outstanding nonvested shares on diluted weighted average shares outstanding for the three- and nine- month periods ended September 30, 2007 because the Company reported a net loss in each period and inclusion of any of these shares would have reduced the net loss per share amounts. The effect of outstanding nonvested shares was to increase diluted weighted average shares outstanding by 870,380 and 744,240 shares for the three- and nine month periods ended September 2006, respectively.
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
     The All Other group consists of assets and costs of various corporate and support functions, and for the three- and nine- month periods of 2006 includes assets, revenues and costs associated with the palladium received in the Norilsk Nickel transaction. The program to sell the palladium received in the Norilsk Nickel transaction was completed during the first quarter of 2006.

     The Company evaluates performance and allocates resources based on income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands)	Mine	PGM	All
Three months ended September 30, 2007	Production	Recycling	Other	Total

Revenues	$63,613	$94,075	$5,399	$163,087
Depreciation and amortization	$20,114	$32	$—	$20,146
Interest income	$—	$1,699	$1,258	$2,957
Interest expense	$—	$—	$2,931	$2,931
Income (loss) before income taxes	$(10,572)	$7,856	$(8,337)	$(11,053)
Capital expenditures	$22,292	$127	$16	$22,435
Total assets	$504,972	$81,975	$155,260	$742,207

(in thousands)	Mine	PGM	All
Three months ended September 30, 2006	Production	Recycling	Other	Total

Revenues	$73,660	$104,228	$2,929	$180,817
Depreciation and amortization	$19,979	$24	$—	$20,003
Interest income	$—	$1,862	$1,483	$3,345
Interest expense	$—	$—	$2,954	$2,954
Income (loss) before income taxes	$5,616	$10,710	$(9,464)	$6,862
Capital expenditures	$22,386	$—	$12	$22,398
Total assets	$504,661	$86,968	$143,257	$734,886

(in thousands)	Mine	PGM	All
Nine months ended September 30, 2007	Production	Recycling	Other	Total

Revenues	$210,877	$247,977	$11,646	$470,500
Depreciation and amortization	$62,134	$84	$—	$62,218
Interest income	$—	$5,060	$3,883	$8,943
Interest expense	$—	$—	$8,507	$8,507
Income (loss) before income taxes	$(8,152)	$21,021	$(27,497)	$(14,628)
Capital expenditures	$62,410	$263	$171	$62,844
Total assets	$504,972	$81,975	$155,260	$742,207

(in thousands)	Mine	PGM	All
Nine months ended September 30, 2006	Production	Recycling	Other	Total

Revenues	$210,034	$178,481	$49,087	$437,602
Depreciation and amortization	$61,240	$74	$—	$61,314
Interest income	$—	$4,305	$4,091	$8,396
Interest expense	$—	$—	$8,496	$8,496
Income (loss) before income taxes	$6,329	$17,384	$(18,581)	$5,132
Capital expenditures	$67,511	$—	$243	$67,754
Total assets	$504,661	$86,968	$143,257	$734,886

Note 9 — Investments
     The cost, gross unrealized gains, gross unrealized losses, and fair value of available-for-sale investment securities by major security type and class of security at September 30, 2007 are as follows:

		Gross	Gross
		unrealized	unrealized	Fair
(in thousands)	Cost	gains	losses	market value
At September 30, 2007
Federal agency notes	$30,526	$466	$—	$30,992
Commercial paper	5,914	44	—	5,958
Mutual funds	449	37	—	486

	$36,889	$547	$—	$37,436

     The mutual funds included in the investment table above are classified as non-current assets on the balance sheet.
Note 10 – Inventories
     For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. In order to reflect costs in excess of market values, the Company, during the third quarter 2007, reduced the aggregate inventory carrying value of certain components of its in-process and finished good inventories by $3.7 million. A $54,000 reduction of the aggregate inventory carrying value was recorded for the same period of 2006. During the first nine months of 2007 and 2006, the carrying value of inventory was reduced by $5.2 million and $1.2 million, respectively.
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

	September 30,	December 31,
(in thousands)	2007	2006
Metals inventory
Raw ore	$727	$596
Concentrate and in-process	34,790	37,086
Finished goods	57,053	53,081

	92,570	90,763
Materials and supplies	17,347	16,132

	$109,917	$106,895

Note 11 – Long-Term Debt
Credit Agreement
     On August 3, 2004, the Company entered into a $180 million credit facility with a syndicate of financial institutions. The credit facility consists of a $140 million six-year term loan facility maturing on July 30, 2010 and a $40 million five-year revolving credit facility expiring July 31, 2009. The revolving credit facility includes a letter of credit facility. At September 30, 2007, the interest rate on the term loan was 7.4375%. Substantially all the property and assets of the Company are pledged as security under the credit facility.

     As of September 30, 2007, the Company has $98.6 million outstanding under the term loan facility. At September 30, 2007, the Company had obtained letters of credit in the amount of $23.6 million, as partial surety for certain of its long-term reclamation obligations, which reduced amounts available under the revolving credit facility to $16.4 million.
     The following is a schedule of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility at September 30, 2007, without regard to the prepayments required to be offered out of excess cash flow, or paid at the Company’s discretion:

Credit Facility
Scheduled Repayments
Year ended	(in thousands)

2007 (October — December)	$255
2008	1,019
2009	1,019
2010	96,305

Total	$98,598

      Subsequent to the close of this year’s third quarter, the Company obtained an amendment and waiver to certain provisions in the Credit Agreement. The changes include an increase to the covenant limits on annual capital expenditures for 2007, 2008 and 2009; revised language to accommodate additional palladium sales commitments under the newly signed automotive agreement; and clarification to the definition of Debt in the agreement. The amendment and waiver also increases the current 225-basis-point spread over LIBOR in the term loan and revolving credit facility to 250 basis points over LIBOR.
Note 12 – Regulations and Compliance
     On May 20, 2006, new federal regulations went into effect that by May 20, 2008 will tighten the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners from the current level of 308 μg/m3 of elemental carbon to a new limit of 160 μg/m3 of total carbon. The Company utilizes a significant number of diesel-powered vehicles in its mining operations. Appropriate measurement methods and emission control standards do not yet exist that would ensure compliance in the Company’s mining environment with this new standard. The Company is aggressively exploring existing technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with MSHA, National Institute for Occupational Safety and Health (NIOSH) and various other companies in the mining industry to share best practices and consider compliance alternatives. The Company’s compliance efforts in this area include using cleaner-burning biodiesel blends, replacing a portion of its underground equipment fleet with battery-powered units, and experimenting with other emerging emission control technologies. While the initial results in each case are promising and the Company believes that MSHA will continue to support these efforts, in the absence of full compliance there can be no assurance that the Company will not be held in violation of the standard and be subject to an MSHA enforcement action.
     MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following commentary provides management’s perspective and analysis regarding the financial and operating performance of Stillwater Mining Company (the “Company”) for the three- and nine- month periods, ended September 30, 2007. It should be read in conjunction with the financial statements included in this quarterly report, in the Company’s March 31, 2007 and June 30, 2007 Quarterly Reports on Form 10-Q and in the Company’s 2006 Annual Report on Form 10-K.

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
     The Company reported a net loss for the third quarter of 2007 of $11.1 million, or $0.12 per fully diluted share, on revenues of $163.1 million, compared to a net income of $6.9 million, or $.07 per diluted share on revenues of $180.8 million in the third quarter of 2006. The 2007 third-quarter and year-to-date results primarily reflect lower overall mine production, particularly at the Stillwater Mine. Several factors have affected production levels during 2007. As reported previously, the Stillwater Mine and Columbus smelter and refinery incurred a seven-day strike during July 2007 in conjunction with the negotiation of a new labor agreement. The disruption of these labor negotiations resulted in sharply lower production at the Stillwater Mine during June and July. The Company has also been involved in a number of transitional efforts, including a change in work schedules at the Stillwater Mine, a sharp cutback in contracted mining services during 2007, and ongoing changes in mining methods at both mines that demand different sets of work skills. All of these transitional initiatives have been introduced in an effort to increase efficiency and reduce mining costs. However, largely as a result of these changes, workforce attrition rates during 2007 have been higher than experienced previously, reducing the average experience level of the Company’s workforce. As a result, overall Company productivity has declined somewhat in 2007. To date through September, mine production during 2007 is now below 2006 by about 40,000 ounces, 6,000 ounces at the East Boulder Mine and 34,000 ounces at the Stillwater Mine, respectively.
     These transitional issues are likely to continue during the fourth quarter of 2007. Consequently, management has reduced its production guidance for the full year to reflect the impact of these issues. Based on a preliminary review and subject to adjustment, mine output for all of 2007 is now expected to be approximately 550,000 ounces. Full-year mine production in 2006 was 601,000 ounces.
     Total recycling activities have strengthened modestly during the first nine months of 2007 as new supply sources have been added and the market remains highly competitive. Recycling volumes fed into the Company’s processing facilities during the third quarter of 2007 increased to 98,600 ounces compared to about 90,300 ounces of processed PGMs for the comparable period of 2006, a 9.2% increase. For the nine months recycling volumes totaled 278,600 ounces in 2007 as compared to about 238,700 ounces in 2006, a 16.7% increase.
     Market prices for platinum-group metals were generally higher in the third quarter of 2007 than a year ago. However, the Company’s sales realizations to a large extent are only indirectly tied to market prices. In the case of palladium, minimum selling prices in the automotive contracts have tended to provide the Company with average revenues in excess of market. On the other hand, platinum revenues have been heavily constrained by ceiling prices on a portion of the mine production and by forward sales contracts entered into in the past at notional prices well below today’s market price. During the third quarter of 2007 and 2006, the cost to the Company of these financially settled forward contracts totaled $7.2 million and $10.0 million, respectively. The volume of the Company’s platinum production covered by these financially settled forwards will drop off sharply after 2007, enabling average platinum realizations thereafter to more closely track the market price. (Please see Note 3 to the Company’s third quarter 2007 financial statements for further detail.)

     During this year’s third quarter, the Company also announced that it has executed an amendment to and a renewal of one of its existing PGM automotive supply agreements. While this customer has required for competitive reasons that the specific details of these contract modifications remain confidential, the terms do include a renewed supply agreement through 2012, broader Company discretion in sourcing of PGMs and a favorable minimum selling price provision.
     The Company’s balance of cash and cash equivalents (excluding restricted cash) was $67.4 million at September 30, 2007, up $10.2 million from June 30, 2007. Including the Company’s available-for-sale investments in highly liquid federal agency notes and commercial paper, the Company’s total available liquidity at September 30, 2007, is $104.3 million, up $7.4 million from $96.9 million from the end of the second quarter of 2007. This increase in liquidity is accounted for by a decrease of $16.5 million during the 2007 third quarter in working capital requirements of the recycling business and a reduction in capital expenditures. In addition to cash and liquid investments, the Company also had $16.4 million available to it under undrawn revolving credit lines at September 30, 2007.
     In summary, the Company is endeavoring to achieve long term consistent profitability with respect to its mining operations. To date, management does not believe that this objective has been achieved. Profitability depends on the market price for metals and a number of factors outside the control of management. Recognizing its objectives and the Company’s historical dependence on its mines, management outlined its three broad strategic areas of focus in the 2006 Annual Report on Form 10-K: transformation of the mining methods employed in the Stillwater and East Boulder Mines; development of new markets for palladium; and, growth and diversification of the Company’s business to the extent than an opportunity is presented which the Board of Directors believes is complementary to the Company’s business and furthers the best interests of shareholders. Following is a brief update on 2007 year-to-date activity in each of these areas of focus.
Transformation of Mine Production Methods
     The Company is engaged in a series of operating initiatives at the Stillwater and East Boulder Mines that are intended to increase efficiency, reduce unit costs of production, and increase total PGM ounces produced.
     Total ore tons mined, the grade of the extracted ore and metallurgical recovery percentages drive the Company’s ultimate production of palladium and platinum. The Company reports net mine production as ounces contained in the mill concentrate, adjusted for processing losses expected to be incurred in smelting and refining. The Company considers an ounce of metal “produced” at the time it is shipped from the mine site. Depreciation and amortization costs are inventoried at each stage of production.
     Ore production at the Stillwater Mine averaged 1,573 and 1,761 tons of ore per day during the third quarter and the first nine months of 2007, respectively; this compares to an average of 2,041 tons and 1,992 tons of ore per day during the third quarter and first nine months of 2006, respectively. The decline in production during 2007 reflects labor issues and the sharply reduced use of contract miners during 2007, along with lower productivity as a result of miner attrition and a lower average level of mining experience in the workforce, as well as other operational challenges within the mining transition.
     The rate of ore production at the East Boulder Mine averaged 1,430 and 1,502 tons of ore per day during the third quarter and the first nine months of 2007, respectively, compared to an average of 1,186 and 1,488 tons of ore per day during the third quarter and first nine months of 2006. East Boulder continues to perform about as planned in 2007, and has not been subject to the disruptions Stillwater Mine has experienced this year. However, the transition in mining methods at East Boulder, where essentially all previous mining was conducted using bulk mining methods (primarily sub-level extraction), is more extensive and therefore more challenging, particularly in view of the lower in-situ ore grades there.

     In addressing the long-term economic viability and sustainability of its mines, the Company has focused on five transformational objectives. These objectives include overlapping efforts to (1) strengthen safety and ensure environment compliance, (2) improve the developed state of the mines by increasing proven reserves and upgrading infrastructure, (3) shift mining methods away from highly mechanized mining and toward more selective extraction, (4) increase overall production rates toward the permitted capacity of each mine, and (5) reduce total mining support costs through improved mining efficiencies. During the first nine months of 2007, the Company continued its excellent performance in safety and environmental compliance, maintained its accelerated capital development program to expand infrastructure and increase proven reserves, and continued its move toward more selective extraction methods.
     Anticipated benefits of the more selective mining methods include improved ore grades and access to previously uneconomic mineralized material, significant reductions in waste material mined and overall development requirements, less spending on capital equipment acquisition and maintenance, and ultimately much lower capital and operating costs per ounce of production. This is a continuing effort that will be implemented progressively over the next three to five years. Tonnage from captive cut-and-fill mining stopes was 588 tons per day during the third quarter, compared to 607 tons per day averaged during the second quarter of 2007. Also, mechanical ramp-and-fill mining in the Upper West portion of the Stillwater Mine during the third quarter averaged 298 tons per day, compared to an average of 288 tons per day during the second quarter of 2007. The East Boulder Mine showed an increase in production from ramp-and-fill mining to 201 tons per day during the third quarter up from 159 tons per day during the second quarter of 2007.
     The grade of the Company’s ore reserves, measured in combined palladium and platinum ounces per ton, is a composite average of samples in all ore reserve areas. As is common in underground mines, the grade of ore mined and the recovery rate realized varies from area to area. In particular, mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. However, the composite average grade at each mine tends to be fairly stable. For the three- and nine- month periods ended September 30, 2007, the average mill head grade for all tons processed from the Stillwater Mine was 0.58 and 0.55 ounces per ton of ore, respectively, compared to the average grade in 2006 for the same periods of 0.58 and 0.60, respectively. For the three- and nine- month periods ended September 30, 2007, the average mill head grade for all tons processed from the East Boulder Mine was 0.37 and 0.38 PGM ounces per ton of ore, respectively, compared to 0.39 and 0.39 during the same periods in 2006. The somewhat lower ore grades at East Boulder during 2007 are attributable in part to normal variations within the J-M Reef and in part to experimental efforts to develop lateral mining drifts within the reef itself (reef laterals) in certain areas.
     These experimental efforts to develop lateral mining drifts along the reef rather than in the footwall adjacent to the reef (footwall laterals), were discussed briefly last quarter. The reef lateral drifts necessarily are wider than the reef itself and so result in somewhat higher dilution (and therefore in a little lower average realized ore grade). However, if this approach is successful, it could improve the efficiency of primary development efforts in the mine.
     During the three- and nine- month periods ended September 30, 2007, the Company’s mining operations produced a total of 98,700 and 312,200 ounces of palladium, respectively, and 29,900 and 93,600 ounces of platinum, respectively. For the same periods in 2006, the mines produced 117,000 and 345,000 ounces of palladium, respectively, and 34,000 and 101,000 ounces of platinum, respectively.
     The Company continues its accelerated program of primary development at both mines, although the effort is slowing slightly as this additional development nears completion. For the three- and nine- month periods ended September 30, 2007, primary development (excluding laterals developed in the reef) totaled approximately 8,600 and 29,000 feet, respectively. Definitional drilling for the quarter totaled approximately 116,000 feet. Management believes this investment in mine development, although resource intensive, is essential for more efficient and productive mining operations over the longer term. Capital spending requirements should decline in future years as the current development targets are achieved.

Market Development
     The Company channels its efforts to develop and broaden markets for palladium through the Palladium Alliance International (the “Alliance”), a trade organization established for that purpose in early 2006. The Alliance’s principal goals include establishing palladium’s jewelry market presence as a specific elegant brand of precious metal, distinct from platinum and white gold, and instituting a system of standards for use of the palladium brand that will emphasize palladium’s rarity and value. The Alliance is dedicated to nurturing palladium’s jewelry role, and building demand, by sponsoring technical articles in jewelry trade publications illustrating methods of fabricating palladium jewelry, providing a website with information on palladium suppliers and retailers (www.luxurypalladium.com), organizing presentations at industry trade shows and supporting targeted image advertising in critical jewelry markets. So far in 2007, the Alliance has funded several palladium television commercial spots presented in Shanghai and Beijing and coordinated an effort to broaden and unify image-building marketing efforts among palladium producers and fabricators.
Growth and Diversification
     Management is pursuing various opportunities to diversify its current mining and processing operations. This is a multi-faceted effort. The Company’s recycling operations have grown substantially over the past several years, reducing the degree of financial dependence solely on performance of the Company’s mines in each period. The commitment to the recycling business will continue for the remainder of 2007 and 2008 with the addition of a second smelter furnace within the Columbus processing facilities; the new furnace will accommodate expansion of both mining production and recycling volumes over the next several years, as well as, potentially improving metal recoveries and reducing process risk.
     Also, as announced previously, late last year the Company invested $1.9 million to purchase approximately an 11% interest in Pacific North West Capital Corp., a Canadian exploration company with substantial exploration expertise that has identified several promising PGM targets. The Company invested an additional $0.7 million in Pacific North West Capital Corp. during the first nine months of 2007 to maintain its 10% interest and to fund exploration activities. On July 3, 2007, the Company invested $1.5 million in Benton Resource Corp., another Canadian exploration company, providing Stillwater with an opportunity for future participation in Benton’s Goodchild Project as well as an equity interest in Benton itself.
     Investments in generative exploration projects are inherently long-term and fairly speculative in nature, but are intended to build a portfolio of attractive opportunities for the future. The Company also is continuously evaluating various later-stage mineral development projects, and in some cases even acquisition of operating properties, when they appear to offer good investment value and mesh with Stillwater’s corporate expertise. The Company is proceeding deliberately in these growth and diversification efforts.
     The Company is also continually engaged in reviewing a variety of transactions or opportunities that are believed to benefit the best interests of shareholders. In this regard, management is concerned with the approaching expiration of its automotive contracts and the volatility of metal prices, both of which are leading the Company to consider proposals intended to strengthen its balance sheet. In view of the controlling share ownership position held by Norilsk Nickel, 49,813,222 shares of common stock, or 54%, at September 30, 2007, the Company further expects to discuss its future direction and alternatives with Norilsk Nickel in order to benefit from identified opportunities that may be proposed.

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
     The Company is aggressively exploring existing technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with MSHA, NIOSH and various companies in the mining industry to share best practices and consider compliance alternatives. The Company’s compliance efforts in this area include using cleaner-burning biodiesel blends, replacing a portion of its underground equipment fleet with battery-powered units, and experimenting with other emerging emission control technologies. While the initial results in each case are promising and the Company believes that MSHA will continue to support these efforts, in the absence of full compliance there can be no assurance that the Company will not be held in violation of the standard and be subject to an MSHA enforcement action.
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
     The Company’s level of recycling activity has expanded over the past several years. During this year’s third quarter, the Company processed recycled materials at a rate of approximately 15.5 tons per day, down from approximately 17.2 tons per day in the third quarter of 2006; however, the contained PGM ounces increased to 98,600 ounces in the third quarter of 2007, up from about 90,300 ounces in the same period of 2006. Revenues from PGM recycling were $94.1 million for the third quarter of 2007 compared to $104.2 million in revenue for the same period in 2006. This revenue decrease of $10.1 million reflects strong inventory flows in the third quarter of 2006 partially offset by higher underlying PGM prices in 2007. Recycling volumes are expected to remain steady during the remainder of 2007.
      In acquiring recycled automotive catalysts, the Company regularly advances funds to its suppliers in order to facilitate its procurement efforts. At this time the Company’s recycling business is substantially dependent upon one such supplier who supplies PGMs to the Company on an exclusive basis. The Company works closely with its suppliers to monitor this business and the related advances. A portion of these advances is secured by material in supplier inventory, but a substantial portion is not secured and remains at risk. While the Company believes these advances are fully collectible, there is no assurance that the suppliers will be able to repay them in full. Nonpayment would likely result in a write-off which could be material.
Corporate and Other Matters
     As discussed in Note 3 to the financial statements, at September 30, 2007, the Company had secured platinum prices in the forward market on a portion of future sales by entering into financially settled forward transactions covering approximately 35,500 ounces of platinum or about 33% of the Company’s anticipated platinum mine production for the period from October 2007 through June 2008 at an average price of about $1,035 per ounce. The Company entered into these transactions in the past in order to reduce the Company’s financial exposure to any sharp decline in platinum prices during the capital intensive portion of the mine transformation program. These hedges were intended to reduce the overall volatility of the Company’s earnings and cash flow. Under these hedging arrangements, in return for protection against downward movements in the platinum price, the Company gives up the benefit of increases in the platinum price on the hedged ounces. The Company recorded hedging expense totaling $7.2 million and $22.5 million for financially-settled forward contracts that settled below market price during the three- and nine- month periods ended September 30, 2007, respectively. For the three- and nine- month periods ended September 30, 2006, the Company recorded corresponding hedging expense of $10.0 million and $24.6 million, respectively. These amounts are recorded as a reduction of mine production revenue.
     The Company is party to a $180 million credit facility dated August 3, 2004, comprised of a $140 million term loan facility and a $40 million revolving credit facility. Additional discussion of this facility is provided in the Company’s 2006 Annual Report on Form 10-K. As of September 30, 2007, the Company had $98.6 million outstanding under its term loan credit facility. At September 30, 2007, the Company had undrawn letters of credit outstanding in the amount of $23.6 million as partial surety for certain of its long-term reclamation obligations, which left the remaining amount available under the revolving credit facility at $16.4 million. Approximately $1.3 million of the Company’s outstanding long-term debt (including $1.0 million associated with the term loan facility) was classified as a current liability at September 30, 2007, reflecting principal amounts required to be repaid within the next twelve months.
     On July 28, 2006, the Company entered into an interest rate swap agreement that has the effect of fixing the interest rate on $50 million of the Company’s outstanding term loan debt through December 31, 2007. The effective fixed rate of the interest rate swap is 7.628%. The Company accounted for this interest rate swap as a cash-flow hedge during the third quarter of 2006. In the fourth quarter of 2006, the Company elected not to account for this as a cash flow hedge, and accordingly, marked this transaction to market. The Company recorded additional interest expense of approximately $12,500 and a credit to interest expense of approximately $35,500 during the three- and nine- month periods ended September 30, 2007, respectively.
     In preparing the 2007 business plan, the Company projected its future compliance with the financial covenants in the credit facility. While the business plan shows the Company remaining in compliance with all financial ratios through the life of the credit facility, it also shows the capital expenditure forecasts for 2007 and 2008 exceeding the covenant limits in the credit agreement. The Company has met with the affected lenders and discussed the business rationale for the covenant overruns, and the lenders have indicated their preliminary support for an amendment to cure the problem. Consequently, the Company expects to amend the agreement to be in compliance with the debt covenant limits.
     At September 30, 2007, the Company had posted surety bonds with the State of Montana in the amount of $19.1 million and had obtained a $7.5 million letter of credit to satisfy the current $21.8 million of financial guarantee requirements determined by the regulatory agencies. Federal and state regulators are currently in the process of finalizing an updated environmental impact statement and are expected to recommend a substantial increase in these financial guarantees. The Company has adequate financial resources to meet these increased obligations.
Results of Operations
     The Company reported a net loss of $11.1 million for the third quarter of 2007 compared to a net income of $6.9 million for the third quarter of 2006. Recycling margins (including financing income) decreased to $7.9 million in the third quarter of 2007, from $10.7 million in the third quarter of 2006, reflecting lower recycling sales volumes in the 2007 quarter. The third quarter of 2006 included significant sales volume growth flowing into the period out of inventories accumulated in the prior quarter. Overall mining margins in the 2007 third quarter showed a loss of $10.6 million, compared to positive earnings of $5.6 million in the same quarter of last year. As discussed previously, the weaker results from mining mostly reflected lower Stillwater Mine output in the 2007 third quarter associated with labor issues, attrition, and reduced use of mining contractors.

Three- month period ended September 30, 2007 compared to the three- month period ended September 30, 2006.
     Revenues. Revenues decreased by 9.8%, to $163.1 million, for the third quarter of 2007, compared to $180.8 million for the third quarter of 2006. The following analysis covers key factors contributing to the decrease in revenues:
Revenues, PGM ounces sold and PGM prices

	Three months ended
	September 30,		Increase/	Percentage
(in thousands)	2007	2006	(Decrease)	Change
Revenues	$163,087	$180,817	$(17,730)	10%

Mine Production Ounces Sold:

Palladium	102	114	(12)	(11%)
Platinum	26	36	(10)	(28%)

Total	128	150	(22)	(15%)

Other PGM Activities Ounces Sold:

Palladium	44	49	(5)	(10%)
Platinum	35	49	(14)	(29%)
Rhodium	6	7	(1)	(14%)

Total	85	105	(20)	(19%)

By-products from Mining Ounces/Pounds Sold:(1)
Rhodium (oz.)	1	1	—	0%
Gold (oz.)	2	3	(1)	(33%)
Silver (oz.)	2	1	1	100%
Copper (lb.)	216	502	(286)	(57%)
Nickel (lb.)	303	384	(81)	(21%)

Average realized price per ounce

Mine Production:
Palladium	$383	$370	$13	4%
Platinum	$950	$877	$73	8%
Combined	$499	$492	$7	1%

Other PGM Activities:
Palladium	$361	$332	$29	9%
Platinum	$1,292	$1,180	$112	9%
Rhodium	$5,913	$4,852	$1,061	22%

By-products from mining:(1)
Rhodium ($/oz.)	$6,142	$4,629	$1,513	33%
Gold ($/oz.)	$699	$614	$85	14%
Silver ($/oz.)	$13	$12	$1	8%
Copper ($/lb.)	$4.21	$3.09	$1.12	36%
Nickel ($/lb.)	$14.25	$12.12	$2.13	18%

Average market price per ounce

Palladium	$348	$324	$24	7%
Platinum	$1,291	$1,216	$75	6%
Combined	$541	$528	$13	2%

(1)	By-product metals sold reflect contained metal. Realized prices for by-products reflect net values (discounted due to product form and transportation and marketing charges) per unit received. By-product sales are not recorded as revenue but as a reduction to costs of metals sold.

     Revenues from sales of mine production were $63.6 million in the third quarter of 2007, compared to $73.7 million for the same period in 2006, a 13.7% decrease. The overall decrease in mine production revenues reflects a 15.0% decrease in the total quantity of metals sold - 127,500 ounces in the third quarter of 2007 compared to 150,000 ounces in the same period of 2006. The Company’s average combined realized price on sales of palladium and platinum from mining operations (net of hedging losses on platinum) increased slightly to $499 per ounce in the third quarter of 2007, compared to $492 per ounce in the same quarter of 2006.
     Revenues from PGM recycling decreased to $94.1 million in the third quarter of 2007, from $104.2 million for the same period in 2006. Volumes of recycled metal sold during the third quarter of 2007 decreased to approximately 70,300 ounces, compared to approximately 96,000 ounces in the same period of 2006, reflecting in part the timing of inventory flows in the third quarter of 2006. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $1,332 per ounce in the third quarter of 2007, up from $1,084 per ounce in the third quarter of last year.
     Costs of metals sold. Costs of metals sold increased to $147.3 million in the third quarter of 2007, from $146.4 million in the third quarter of 2006. The slightly higher cost in 2007 was driven primarily by higher acquisition costs for recycling catalysts as the underlying value of the contained metal increased.
     The costs of metals sold from mine production were $54.1 million for the third quarter of 2007, compared to $48.1 million for the third quarter of 2006, a 12.5% increase. The increase primarily reflects higher mining costs in the third quarter of 2007, which were distorted somewhat by distractions associated with the strike. The third-quarter 2007 costs also included a $3.7 million lower-of-cost-or-market adjustment. A $54,000 reduction of the inventory carrying value was recorded for the same period of 2006.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the third quarter of 2007 increased significantly to $346 per ounce, compared to $245 per ounce in the third quarter of 2006. This increase resulted from low mine production, and from lower recycling and by-product credits during the third quarter of 2007 that are treated as offsets against the direct costs of mining.
     The costs of metals sold from PGM recycling activities were $87.9 million in the third quarter of 2007, compared to $95.4 million in the third quarter of 2006, a 7.9% decrease. The decrease was due to the lower volumes of PGM ounces sold in the third quarter of 2007.
     Production. During the third quarter of 2007, the Company’s mining operations produced approximately 128,600 ounces of PGMs, including approximately 98,700 and 29,900 ounces of palladium and platinum, respectively. This is down from the approximately 151,000 ounces of PGMs produced in the third quarter of 2006, including approximately 117,000 and 34,000 ounces of palladium and platinum, respectively. The shortfall in 2007 was mostly attributable to weaker output from Stillwater Mine, as discussed previously.
     The Company’s third quarter 2007 mine production included 85,400 ounces from the Stillwater Mine, a 21.8% decrease from the same quarter last year, and 43,200 ounces from East Boulder Mine, a 2.6% increase from the same quarter last year. For the comparable quarter of 2006, Stillwater Mine produced 109,200 ounces and East Boulder produced 42,100 ounces.
     Recycled ounces processed grew to 98,600 ounces in the third quarter of this year from about 90,300 ounces in the third quarter of 2006.
     General and administrative. General and administrative expenses in the third quarter of 2007 were $6.8 million, compared to $8.3 million during the third quarter of 2006, an 18.1% decrease. The higher costs in the third quarter of 2006 were mainly due to the timing of the Company’s marketing expenditures to promote palladium in worldwide jewelry markets through the Palladium Alliance International, spending approximately $2.3 million on marketing in last year’s third quarter. While the Company continues its efforts to market palladium, costs associated with this marketing effort were largely spent earlier in 2007, and decreased to $0.8 million in this year’s third quarter.

     Interest income and expense. Interest expense was almost unchanged at $2.9 million and $3.0 million in the third quarters of 2007 and 2006, respectively. The Company’s total debt balance declined to $128.5 million at September 30, 2007 from $131.1 million at September 30, 2006, but interest rates increased slightly between the periods. Interest income decreased by $0.3 million to $3.0 million in the third quarter of 2007 compared to $3.3 million in the third quarter last year. The Company’s balance of cash, cash equivalents, and other liquid investments earning interest (excluding restricted cash) increased to $104.3 million at September 30, 2007 from $93.5 million at September 30, 2006.
     Other comprehensive income (loss). For the third quarter of 2007, other comprehensive loss included the total change in the fair value of derivatives of $3.8 million, reduced by $7.2 million of hedging loss recognized in current earnings. For the same period of 2006, other comprehensive loss included a change in the fair value of derivatives of $11.8 million reduced by $10.0 million in hedging loss recognized in current earnings.

Nine-month period ended September 30, 2007, compared to the nine-month period ended September 30, 2006.
     Revenues. Revenues were $470.5 million for the first nine months of 2007, compared to $437.6 million for the same period of 2006, an increase of 7.5%. The following discussion covers key factors affecting revenues:
Revenues, PGM ounces sold and PGM prices

	Nine months ended
	September 30,		Increase/	Percentage
(in thousands)	2007	2006	(Decrease)	Change
Revenues	$470,500	$437,602	$32,898	8%

Mine Production Ounces Sold:

Palladium	327	339	(12)	(4%)
Platinum	92	100	(8)	(8%)

Total	419	439	(20)	(5%)

Other PGM Activities Ounces Sold:

Palladium	113	157	(44)	(28%)
Platinum	94	90	4	4%
Rhodium	18	20	(2)	(10%)

Total	225	267	(42)	(16%)

By-products from Mining Ounces/Pounds Sold:(1)
Rhodium (oz.)	3	3	—	0%
Gold (oz.)	8	8	—	0%
Silver (oz.)	6	5	1	20%
Copper (lb.)	684	848	(164)	(19%)
Nickel (lb.)	870	1,215	(345)	(28%)

Average realized price per ounce

Mine Production:
Palladium	$382	$370	$12	3%
Platinum	$937	$845	$92	11%
Combined	$504	$478	$26	5%

Other PGM Activities:
Palladium	$351	$302	$49	16%
Platinum	$1,228	$1,106	$122	11%
Rhodium	$5,641	$3,892	$1,749	45%

By-products from mining:(1)
Rhodium ($/oz.)	$6,069	$4,372	$1,697	39%
Gold ($/oz.)	$671	$597	$74	12%
Silver ($/oz.)	$13	$11	$2	18%
Copper ($/lb.)	$3.31	$2.94	$0.37	13%
Nickel ($/lb.)	$17.98	$8.62	$9.36	109%

Average market price per ounce

Palladium	$355	$320	$35	11%
Platinum	$1,256	$1,147	$109	10%
Combined	$551	$504	$47	9%

(1)	By-product metals sold reflect contained metal. Realized prices for by-products reflect net values (discounted due to product form and transportation and marketing charges) per unit received. By-product sales are not recorded as revenue but as reduction to costs of metals sold.

     Revenues from mine production were almost unchanged at $210.9 million in the first nine months of 2007, compared to $210.0 million for the same period in 2006. The slight increase in mine production revenues was mostly due to increased PGM sales realizations, as the quantity of metals sold declined to 419,000 ounces in the first nine months of 2007, compared to 439,000 ounces in the same period of 2006, a 4.6% decrease. Ounces sold attributable to East Boulder Mine production decreased to approximately 134,300 in the first three quarters of 2007 from approximately 144,000 ounces in the same period of 2006. Sales attributable to production from the Stillwater Mine decreased to approximately 284,400 ounces in the first three quarters of 2007, from approximately 295,000 ounces in the first three quarters of last year. East Boulder continues its transition away from sublevel extraction and toward more selective mining methods. The Stillwater production problems discussed above took place during June and July and as a result affected third-quarter 2007 sales volumes.
     Revenues from PGM recycling were $248.0 million for the first nine months of 2007, compared to $178.5 million for the same period in 2006, a 38.9% increase. This increase in revenues from PGM recycling resulted mostly from growth in the quantity of recycled PGMs sold to 192,000 ounces in the first nine months of 2007, compared to approximately 169,000 ounces in the same period of 2006 and a $227 per ounce increase in the combined average realized price for these metals (including platinum, palladium and rhodium) to $1,282 per ounce for the first nine months of 2007 from $1,055 per ounce for the first three quarters of 2006.
     For the first nine months of 2006, revenues from sales of palladium received in the Norilsk Nickel transaction and other sales activities totaled $46.2 million, including $17.6 million from contractual sales out of the palladium inventory from the Norilsk Nickel transaction, and $28.6 million from other metals acquired for resale. These sales and all related sales commitments associated with the Norilsk Nickel transaction ended in the first quarter of 2006.
     Costs of metals sold. Costs of metals sold overall for the Company were $400.6 million for the first nine months of 2007, compared to $349.6 million for the same period of 2006, a 14.6% increase.
     The costs of metals sold from mine production were $157.1 million for the first nine months of 2007, compared to $142.3 million for the same period of 2006, a 10.4% increase. This increase primarily reflects higher mining costs during the first three quarters of 2007, including the effects of lower productivity surrounding the mid-year union contract negotiations and the schedule change at the Stillwater Mine. The Company recognized a $5.2 million lower-of-cost-or-market adjustment in inventory for the nine- month period ended September 30, 2007; this compared to a lower-of-cost-or-market adjustment of $1.2 million recorded in the first three quarters of 2006.
     Total consolidated cash costs per ounce produced, a non-GAAP measure, in the first nine months of 2007 increased to $324 per ounce compared to $293 per ounce in the same period of 2006. Analysis of this difference between the two periods indicates that recycling and by-product credits have not been sufficient in 2007 to offset the effects of higher labor and materials costs in mining, with the remaining difference more than accounted for by increased severance tax and royalty costs in 2007 associated with higher metals prices.
     The costs of metals sold from PGM recycling activities were $232.0 million in the first nine months of 2007, compared to $165.3 million in the same period of 2006. The significant growth has been driven by two principal factors: first, an increase in ounces sold to approximately 192,000 ounces in the first nine months of this year from approximately 169,000 ounces in the first three quarters of 2006; and, second, an increase in the average cost per ounce – driven mostly by the cost of raw catalyst material, and reflecting growth in the underlying value of the metal it contains – to $1,208 per ounce (for platinum, palladium and rhodium) in the first three quarters of 2007 from $983 per ounce during the first three quarters of 2006.
     The costs of metals sold from sales of palladium received in the Norilsk Nickel transaction and other sales activities were $42.0 million in the first nine months of 2006. There were no corresponding costs associated with the Norilsk Nickel transaction in the first nine months of 2007 as these sales ended in the first quarter of 2006.
     Production. During the first nine months of 2007, the Company’s mining operations produced approximately 405,800 ounces of PGMs, including approximately 312,200 and 93,600 ounces of palladium and platinum, respectively. This compares with approximately 446,000 ounces of PGMs in the first nine months of 2006, including approximately 345,000 and 101,000 ounces of palladium and platinum, respectively, a 9.0%

period-on-period decrease in total PGM production. The Stillwater Mine produced approximately 267,900 ounces of PGMs in the first nine months of 2007, compared with approximately 301,000 ounces of PGMs in the same period of 2006, an 11.0 % decrease. Production at the Stillwater Mine was affected by lower productivity surrounding the labor negotiations and strike, workforce attrition following a schedule change, ground conditions and mechanical problems with new underground mining equipment. The East Boulder Mine produced approximately 137,900 ounces of PGMs in the first nine months of 2007, compared with approximately 145,000 ounces of PGMs for the same period of 2006, a 4.9% decrease, in line with Company expectations and reflecting the difficult transition away from bulk mechanical mining toward more selective extraction methods.
     General and administrative. General and administrative expenses in the first nine months of 2007 were $18.5 million, compared to $18.0 million during the same period of 2006. The increase resulted from increased compensation costs including amortization of deferred stock awards granted earlier in 2007. Marketing expense for the first nine months of 2007 was $4.0 million compared to $3.2 million for the comparable period in 2006.
     Interest expense of $8.5 million in the first nine months of 2007 remained unchanged from the same period in 2006. The effect of higher interest rates over the past year was fully offset by the reduction in the Company’s outstanding debt balance. Interest income increased to $8.9 million for the first nine months of 2007 from $8.4 million in the comparable period of 2006. This increase primarily was driven by higher interest rates.
     Other comprehensive income (loss). For the first nine months of 2007, other comprehensive loss includes a change in the fair value of derivatives of $19.1 million offset by a reclassification to earnings of $22.5 million, for commodity hedging instruments. For the same period of 2006, other comprehensive loss included a change in value of $32.6 million for commodity instruments and a reclassification to earnings of $24.6 million.
Liquidity and Capital Resources
     The Company’s cash and cash equivalents totaled $67.4 million at September 30, 2007, up $10.2 million from June 30, 2007. By including the Company’s available-for-sale investments in highly liquid federal agency notes and commercial paper, the Company’s total available liquidity at September 30, 2007, was $104.3 million, up $7.4 million from $96.9 million at the end of the second quarter of 2007. Working capital comprised of marketable inventories (see Note 10 to the Company’s financial statements) and advances thereon in the Company’s PGM recycling business totaled about $80.6 million at the end of the third quarter of 2007, up from $70.9 million at the beginning of the year, but down significantly from $97.1 million at the end of the second quarter of 2007. The Company also had $16.4 million available to it under undrawn revolving credit lines at September 30, 2007.
     The Company’s plan includes spending a total of about $36 million during 2007 and 2008 to add a second smelting furnace and other process enhancements at its processing facilities in Columbus, Montana. The second furnace will mitigate an operational risk, as virtually all of the Company’s metal production is dependent on the availability of the smelter facility. Sometime in the future, the Company once again will need to take down the existing smelter furnace for several weeks to replace its refractory brick lining. In the past, the smelter simply stockpiled material during the rebricking and processed it following the outage; however, total throughput demand at the furnace has now increased to a level where that may no longer be feasible. The second furnace may also allow for extending the residence time of matte in the furnace, which should improve PGM furnace recoveries.
     Net cash provided from operating activities was $31.0 million in the third quarter of 2007 compared to $25.5 million provided from operating activities in the same period of 2006, reflecting the reduction of recycling-related operating capital. Capital expenditures were unchanged at $22.4 million in the third quarters of 2007 and 2006. The Company paid down $0.3 million of its debt obligations during the third quarter of 2007, in accordance with the terms of its credit agreement and capital leases. Outstanding debt at September 30, 2007 was $128.5 million.

Credit Facility
     As of September 30, 2007, the Company had $98.6 million outstanding under the term loan facility. At September 30, 2007, the Company had obtained letters of credit in the amount of $23.6 million as partial surety for certain of its long-term reclamation obligations, which reduced amounts available under the revolving credit facility to $16.4 million at September 30, 2007. As of September 30, 2007, $1.0 million of the long-term debt under this facility was classified as a current liability (see Note 11 to the Company’s financial statements).
Contractual Obligations
     The Company is obligated to make future payments under various contracts such as debt and capital lease agreements. The following table represents significant contractual cash obligations and other commercial commitments and the related interest payments as of September 30, 2007:

(in thousands)	2007(1)	2008	2009	2010	2011	Thereafter	Total
Term loan facility	$255	$1,019	$1,019	$96,305	$—	$—	$98,598
Capital lease obligations	60	—	—	—	—	—	60
Special Industrial Education Impact Revenue Bonds	93	190	97	—	—	—	380
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	78	275	240	240	240	699	1,772
Asset retirement obligations	—	—	—	—	—	69,479	69,479
Payments of interest	3,264	10,525	10,120	6,590	2,400	20,400	53,299
Other noncurrent liabilities	—	17,400	—	—	—	—	17,400

Total	$3,750	$29,409	$11,476	$103,135	$2,640	$120,578	$270,988

(1)	Amounts represent cash obligations for October – December 2007.
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

Derivative Instruments
     From time to time, the Company enters into derivative financial instruments, including fixed forwards and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue. It also has entered into an interest rate swap transaction under the provisions of the Credit Agreement. The Company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value, and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 Accounting for Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, provides an exception for certain derivative transactions that meet the criteria for “normal purchases and normal sales” transactions; effective April 1, 2006, the Company began applying the normal purchase and sale exception for certain forward sales of recycled material that require physical delivery of metal. If the derivative transaction is designated as a hedge, and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income (loss) in the period the offsetting hedged transaction occurs. The Company primarily uses derivatives to hedge metal prices and interest rates. As of September 30, 2007, the net unrealized loss on outstanding derivatives associated with commodity instruments is valued at $12.3 million, and is reported as a component of accumulated other comprehensive loss. Because these hedges are highly effective, the Company expects any ultimate gains or losses on the hedging instruments will be largely offset by corresponding changes in the value of the hedged transaction.
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at September 30, 2007, for the portion of the Company’s net deferred tax assets, which, more likely than not, will not be realized (see Note 5 to the Company’s financial statements). Based on the Company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the Company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the Company could owe income taxes prospectively on the resulting higher than projected taxable income.
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

     Accounting for reclamation obligations requires management to make estimates for each mining operation of the future costs the Company will incur to complete final reclamation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required to be performed by the Company. Any such increases in future costs could materially affect the amounts charged to operations for reclamation and remediation.
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

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
OPERATING AND COST DATA FOR MINE PRODUCTION

Consolidated:
Ounces produced (000)
Palladium	99	117	312	345
Platinum	29	34	94	101

Total	128	151	406	446

Tons milled (000)	277	308	891	957
Mill head grade (ounce per ton)	0.51	0.54	0.50	0.51
Sub-grade tons milled (000) (1)	16	17	53	46
Sub-grade tons mill head grade (ounce per ton)	0.12	0.13	0.12	0.13
Total tons milled (000) (1)	293	325	944	1,003
Combined mill head grade (ounce per ton)	0.49	0.51	0.48	0.49
Total mill recovery (%)	91	90	91	91

Total operating costs per ounce (Non-GAAP)	$272	$188	$258	$240
Total cash costs per ounce (Non-GAAP) (2) (3)	$346	$245	$324	$293
Total production costs per ounce (Non-GAAP) (2) (3)	$506	$377	$478	$431
Total operating costs per ton milled (Non-GAAP)	$120	$87	$111	$107
Total cash costs per ton milled (Non-GAAP) (2) (3)	$152	$114	$139	$130
Total production costs per ton milled (Non-GAAP) (2) (3)	$222	$175	$206	$192
Stillwater Mine:
Ounces produced (000)
Palladium	65	84	205	232
Platinum	20	25	63	69

Total	85	109	268	301

Tons milled (000)	145	188	481	544
Mill head grade (ounce per ton)	0.64	0.63	0.60	0.60
Sub-grade tons milled (000) (1)	16	17	53	46
Sub-grade tons mill head grade (ounce per ton)	0.12	0.13	0.12	0.13
Total tons milled (000) (1)	161	205	534	590
Combined mill head grade (ounce per ton)	0.58	0.58	0.55	0.60
Total mill recovery (%)	92	91	92	92

Total operating costs per ounce (Non-GAAP)	$229	$179	$228	$231
Total cash costs per ounce (Non-GAAP) (2) (3)	$299	$234	$293	$283
Total production costs per ounce (Non-GAAP) (2) (3)	$431	$348	$424	$403
Total operating costs per ton milled (Non-GAAP)	$121	$96	$114	$118
Total cash costs per ton milled (Non-GAAP) (2) (3)	$159	$124	$147	$145
Total production costs per ton milled (Non-GAAP) (2) (3)	$229	$185	$213	$206

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
OPERATING AND COST DATA FOR MINE PRODUCTION (Continued)

East Boulder Mine:
Ounces produced (000)
Palladium	34	33	107	113
Platinum	9	9	31	32

Total	43	42	138	145

Tons milled (000)	132	120	410	413
Mill head grade (ounce per ton)	0.37	0.39	0.38	0.39

Sub-grade tons milled (000) (1)	—	—	—	—
Sub-grade tons mill head grade (ounce per ton)	—	—	—	—

Total tons milled (000) (1)	132	120	410	413
Combined mill head grade (ounce per ton)	0.37	0.39	0.38	0.39
Total mill recovery (%)	90	89	90	89

Total operating costs per ounce (Non-GAAP)	$359	$211	$317	$259
Total cash costs per ounce (Non-GAAP) (2) (3)	$438	$274	$384	$314
Total production costs per ounce (Non-GAAP) (2) (3)	$653	$453	$584	$489

Total operating costs per ton milled (Non-GAAP)	$118	$74	$107	$90
Total cash costs per ton milled (Non-GAAP) (2) (3)	$144	$96	$129	$110
Total production costs per ton milled (Non-GAAP) (2) (3)	$214	$158	$196	$171

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, where noted)	2007	2006	2007	2006
SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium (oz.)	102	114	327	339
Platinum (oz.)	26	36	92	100

Total	128	150	419	439

Other PGM activities: (6)
Palladium (oz.)	44	49	113	157
Platinum (oz.)	35	49	94	90
Rhodium (oz.)	6	7	18	20

Total	85	105	225	267

By-products from mining: (7)
Rhodium (oz.)	1	1	3	3
Gold (oz.)	2	3	8	8
Silver (oz.)	2	1	6	5
Copper (lb.)	216	502	684	848
Nickel (lb.)	303	384	870	1,215

Average realized price per ounce (5)
Mine production:
Palladium	$383	$370	$382	$370
Platinum	$950	$877	$937	$845
Combined (5)	$499	$492	$504	$478

Other PGM activities: (6)
Palladium	$361	$332	$351	$302
Platinum	$1,292	$1,180	$1,228	$1,106
Rhodium	$5,913	$4,852	$5,641	$3,892

By-products from mining: (7)
Rhodium ($/oz.)	$6,142	$4,629	$6,069	$4,372
Gold ($/oz.)	$699	$614	$671	$597
Silver ($/oz.)	$13	$12	$13	$11
Copper ($/lb.)	$4.21	$3.09	$3.31	$2.94
Nickel ($/lb.)	$14.25	$12.12	$17.98	$8.62

Average market price per ounce (5)
Palladium	$348	$324	$355	$320
Platinum	$1,291	$1,216	$1,256	$1,147
Combined (5)	$541	$528	$551	$504

(1)	“Sub-grade tons milled” includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	“Total cash costs” include period costs of mining, processing and administration at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Norilsk Nickel transaction expenses and interest income and expense are not included in total cash costs.

(3)	“Total cash cost” per ton represents a non-U.S. Generally Accepted Accounting Principles (GAAP) measurement that management uses to monitor and evaluate the efficiency of its mining operations. See table “Reconciliation of Non-GAAP measures to costs of revenues” and accompanying discussion.

(4)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average London PM Fix for the actual months of the period.

(5)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the refinery.

(6)	Ounces sold and average realized price per ounce from other PGM activities primarily relate to ounces produced from processing of catalyst materials and palladium received in the Norilsk Nickel transaction.

(7)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
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

Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$35,010	$28,445	$104,817	$106,991
Royalties, taxes and other	9,419	8,604	26,725	23,767

Total cash costs (Non-GAAP)	$44,429	$37,049	$131,542	$130,758
Asset retirement costs	185	164	545	483
Depreciation and amortization	20,115	19,979	62,134	61,240
Depreciation and amortization (in inventory)	277	(140)	(93)	(294)

Total production costs (Non-GAAP)	$65,006	$57,052	$194,128	$192,187
Change in product inventories	6,638	3,281	15,607	35,963
Costs of recycling activities	87,886	95,356	231,932	165,292
Recycling activities — depreciation	32	24	84	74
Add: Profit from recycling activities	7,857	10,710	21,020	17,420
Loss or (gain) on sale of assets and other costs	26	70	(184)	(164)

Total consolidated costs of revenues	$167,445	$166,493	$462,587	$410,772

Stillwater Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$19,520	$19,587	$61,140	$69,609
Royalties, taxes and other	6,007	5,927	17,457	15,740

Total cash costs (Non-GAAP)	$25,527	$25,514	$78,597	$85,349
Asset retirement costs	129	119	380	349
Depreciation and amortization	10,778	12,385	35,341	36,572
Depreciation and amortization (in inventory)	357	(30)	(719)	(710)

Total production costs (Non-GAAP)	$36,791	$37,988	$113,599	$121,560
Change in product inventories	(667)	(138)	2,714	(4,624)
Add: Profit from recycling activities	5,149	7,665	13,722	12,041
Loss or (gain) on sale of assets and other costs	(40)	(9)	(245)	(180)

Total costs of revenues	$41,233	$45,506	$129,790	$128,797

East Boulder Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$15,490	$8,858	$43,677	$37,382
Royalties, taxes and other	3,412	2,677	9,268	8,027

Total cash costs (Non-GAAP)	$18,902	$11,535	$52,945	$45,409
Asset retirement costs	56	45	165	134
Depreciation and amortization	9,337	7,594	26,793	24,668
Depreciation and amortization (in inventory)	(80)	(110)	626	416

Total production costs (Non-GAAP)	$28,215	$19,064	$80,529	$70,627
Change in product inventories	2,006	490	1,389	(1,406)
Add: Profit from recycling activities	2,708	3,045	7,298	5,379
Loss or (gain) on sale of assets and other costs	23	79	23	52

Total costs of revenues	$32,929	$22,678	$89,216	$74,652

Other PGM activities: (1)
Reconciliation to costs of revenues:
Change in product inventories	$5,299	$2,929	$11,504	$41,993
Recycling activities — depreciation	32	24	84	74
Costs of recycling activities	87,886	95,356	231,932	165,292
Loss or (gain) on sale of assets and other costs	43	—	38	(36)

Total costs of revenues	$93,260	$98,309	$243,558	$207,323

(1)	Other PGM activities include recycling and sales of palladium received in the Norilsk Nickel transaction and other.

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
     The Company currently is party to long-term sales contracts with General Motors Corporation and Ford Motor Company. The contracts together cover significant portions of the Company’s mined PGM production through 2012 and stipulate floor and ceiling prices for some of the covered production. A third long-term sales contract, with Mitsubishi Corporation, expired at the end of 2006; most of the production dedicated to the Mitsubishi contract was absorbed under the other contracts.
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
     As of September 30, 2007, the Company was party to financially settled forward agreements covering approximately 33% of its anticipated platinum sales from mine production from October 2007 through June 2008. These transactions cover a total of 35,500 ounces of platinum sales from mine production at an overall average price of approximately $1,035 per ounce. Because the market price of platinum was approximately $1,377 per ounce at the end of the third quarter 2007, the Company has recorded unrealized hedging losses of approximately $12.3 million in Accumulated Other Comprehensive Loss as of September 30, 2007 (see Note 6 to the Company’s financial statements). Because these hedges are highly effective, when these instruments are settled any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sales and will be recognized at that time in operating income. All commodity instruments outstanding at September 30, 2007, are expected to be settled within the next nine months.
     The Company also enters into fixed forward sales relating to processing of spent PGM catalysts. These transactions require physical delivery of metal and cannot settle net. Consequently, effective with purchases of spent catalysts on or after April 1, 2006, the Company accounts for these forward sales commitments related to purchases of recycled material under the “normal purchase and sale” exception in SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Sales of metals from PGM recycling are sold forward on the pricing date and subsequently are physically delivered against the forward sales commitments when the ounces are recovered. These forward sales commitments typically have terms of three months or less; all of these transactions were settled as of September 30, 2007 (see Note 3 to the Company’s financial statements). There was no unrealized loss related to PGM recycling on these instruments due to changes in metal prices at September 30, 2007 and 2006.
     Beginning in the third quarter of 2007, the Company has also entered into certain financially settled forward sales agreements pertaining to a portion of its palladium production from recycled materials. Because they settle net, these derivative instruments do not qualify under the “normal purchase and sale” exception in SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Company has elected not to designate these derivative transactions as accounting hedges, and so has marked them to market at September 30, 2007. The corresponding loss on these derivatives during the third quarter of 2007 was approximately $85,000, and has been recorded as a reduction to recycling revenue.
     The Company purchases catalyst materials from third parties for recycling activities to recover PGMs. At September 30 2007, working capital comprised of marketable inventories (see Note 10 to the Company’s financial statements) and advances thereon in the Company’s PGM recycling business totaled about $80.6 million, up from $70.9 million at the beginning of the year, but down from $97.1 million at the end of the second quarter of 2007. The Company advances cash for purchase and collection of spent catalyst materials. These advances are reflected as advances on inventory purchases on the balance sheet until such time as the material has been received and title has transferred to the Company. The Company has a security interest in the materials that have been produced but not yet received by the Company, however, until such time as the material has been procured, a portion of the advances are unsecured.

Interest Rate Risk
     As of September 30, 2007, the Company had $98.6 million outstanding under its $140 million term loan facility, bearing interest at a variable rate of 7.4375% based upon LIBOR (5.1875% at September 30, 2007) plus a 2.25% margin (See Note 11 to the Company’s financial statements). At the current LIBOR, this represents an interest cost of approximately $7.4 million per year. Although the margin on this debt is fixed, the LIBOR component is subject to short-term fluctuations in market interest rates. The Company also has in place an interest rate swap agreement through December 31, 2007, effectively fixing the rate on a notional principal amount of $50 million at 7.628%. Taking into account the effect of the interest rate swap, during 2007 each 1% increase in LIBOR increases the Company’s estimated annual interest cost by approximately $0.6 million. After 2007, when the interest rate swap expires, the same change in LIBOR will increase annual interest cost by about $1.0 million.
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
     (b) Internal Control Over Financial Reporting. In reviewing internal control over financial reporting at September 30, 2007, management determined that during the third quarter of 2007 there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

     Defendants have reached an agreement in principle with plaintiffs to settle the federal class action. The proposed settlement of the federal class action was preliminarily approved by the Montana District Court on May 4, 2007, and is subject to final court approval following notice to the class and a hearing, which currently is scheduled for December 17, 2007. Under the proposed agreement, the settlement amount will be paid by the Company’s insurance carrier and will not involve any out-of-pocket payment by the Company or the individual defendants, and all claims against Company and individual defendants will be dismissed with prejudice. The proposed settlement of the federal class action is also conditioned on approval by the Delaware Chancery Court of the proposed settlement to resolve the claims alleged in the related stockholder derivative lawsuit, unless the parties mutually agree in writing to proceed with settlement of the federal class action without such final court approval and dismissal of the derivative lawsuit. The Delaware Chancery Court will consider the terms of the proposed derivative action settlement on December 7, 2007. In light of the proposed settlement of the federal class action, the hearing on defendants’ motion to dismiss has been taken off calendar, without prejudice to their right to reinstate the motion in the event the proposed settlement does not become final.
     On June 20, 2002, a stockholder derivative lawsuit was filed on behalf of the Company against certain of its current and former directors in Delaware Chancery Court. It contains claims for breach of fiduciary duty, contribution and indemnification against the named directors arising out of allegations that the named directors failed to maintain proper accounting controls and permitted materially misleading statements about the Company’s financial performance to be issued. The derivative action seeks damages allegedly on behalf of the stockholders of Stillwater. No relief is sought against the Company, which is named as a nominal defendant. The named director defendants have reached an agreement in principle to settle the derivative action. The proposed settlement of the derivative action is subject to final approval by the Delaware Chancery Court following notice to the Company’s shareholders and a hearing. The hearing currently is scheduled for December 7, 2007.
Item 6. Exhibits
Exhibits: See attached exhibit index

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY (Registrant)
Date: November 6, 2007	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2007

By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer (Principal Financial Officer)

     EXHIBITS

Number	Description
10.1	Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) and United Steel Workers (USW) Local 11-0001, ratified July 16, 2007 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 7, 2007).

10.2	Supplemental Memorandum of Understanding between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) and United Steel Workers (USW) Local 11-0001, ratified September 4, 2007 (filed herewith).

10.3	Third Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated August 8, 2007 (portions of the agreement have been omitted pursuant to a confidential treatment request), (filed herewith).

10.4	Palladium and Rhodium Sales Agreement, made as of August 8, 2007, between Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request), (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated, November 6, 2007

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated, November 6, 2007

32.1	Section 1350 Certification, dated, November 6, 2007

32.2	Section 1350 Certification, dated, November 6, 2007