Form 10-K
period 2007-12-31
STILLWATER MINING CO /DE/
filed 2008-02-26
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2007.
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). ☐ YES ☑ NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES ☑ NO
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ YES ☑ NO
As of June 29, 2007, assuming a price of $11.01 per share, the closing sale price on the New York Stock Exchange, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates was approximately $609,003,055.
As of February 22, 2008, the Company had outstanding 92,495,750 shares of common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

GLOSSARY OF SELECTED MINING TERMS
The following is a glossary of selected mining terms used in the Form 10-K that may be technical in nature:

Adit	A horizontal tunnel or drive, open to the surface at one end, which is used as an entrance to a mine.

Anorthosite	Igneous rock composed almost wholly of the mineral plagioclase feldspar.

Assay	The analysis of the proportions of metals in ore, or the testing of an ore or mineral for composition, purity, weight, or other properties of commercial interest.

Catalysts	Catalysts are materials that facilitate one or more chemical reactions without being consumed in the reaction themselves. As referenced in this report, platinum-group metals serve as catalysts within the catalytic converters used in automotive exhaust and pollution control systems and, where so indicated, within similar applications in petroleum refining or other chemical processes.

Close-spaced drilling	The drilling of holes designed to extract representative samples of rock in a target area.

Concentrate	A mineral processing product that generally describes the material that is produced after crushing and grinding ore effecting significant separation of gangue (waste) minerals from the metal and/or metal minerals, and discarding the waste and minor amounts of metal and/or metal minerals. The resulting “concentrate” of metal and/or metal minerals typically has an order of magnitude higher content of metal and/or metal minerals than the beginning ore material.

Crystallize	Process by which matter becomes crystalline (solid) from a gaseous, fluid or dispersed state. The separation, usually from a liquid phase on cooling, of a solid crystalline phase.

Cut-off grade	The lowest grade of mineralized material that qualifies as ore in a given deposit. The grade above which minerals are considered economically mineable considering the following parameters: estimates over the relevant period of mining costs, ore treatment costs, general and administrative costs, smelting and refining costs, royalty expenses, by-product credits, process and refining recovery rates and PGM prices.

Decline	A gently sloped underground excavation constructed for purposes of moving mobile equipment, materials, supplies or personnel from surface openings to deeper mine workings or as an alternative to hoisting in a shaft for mobilization of equipment and materials between mine levels.

Dilution	An estimate of the amount of waste or low-grade mineralized rock which will be mined with the ore as part of normal mining practices in extracting an orebody.

Drift	A major horizontal access tunnel used for the transportation of ore or waste.

Ductility	Property of a solid material that undergoes more or less plastic deformation before it ruptures. The ability of a material to stretch without fracturing.

Fault	A geologic fracture or a zone of fractures along which there has been displacement of the sides relative to one another parallel to the fracture.

Filter cake	The PGM-bearing product that is shipped from the base metal refinery, as the Company’s final product, to a third-party toll refinery for the final extractive stages in the refining process.

Footwall	The underlying side of a fault, orebody, or mine working; especially the wall rock beneath an inclined vein, fault, or reef.

Gabbro rocks (See Mafic/Ultramafic)	A group of dark-colored igneous rocks composed primarily of the minerals plagioclase feldspar and clinopyroxene, with minor orthopyroxene.

Gangue material	The non-metalliferous or waste metalliferous mineral in the ore.

Grade	The average metal content, as determined by assay of a ton of ore. For precious metals, grade is normally expressed as troy ounces per ton of ore or as grams per metric tonne of ore.

Hanging wall	The overlying side of a fault, orebody, or mine working; especially the wall rock above an inclined vein, fault, or reef. (Compare “footwall.”)

Hoist	See shaft

Jackleg drill	A manually operated rock drill, generally powered by compressed air, used to drill holes for blasting rock and to install ground support hardware.

Lenticular-shaped	Resembling in shape the cross section of a double-convex lens.

Load-haul-dump	A vehicle used underground to scoop up mined material and move it to a central collection or discharge point. Generally called an “LHD” by miners.

Lode claims	Claims to the mineral rights along a lode (vein) structure of mineralized material on Federal land; typically in the U.S. lode claims are 1,500 feet in length and 600 feet wide along the trend of the mineralized material.

Mafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in addition to lighter-colored feldspars.

Matrix	The finer-grained material between the larger particles of a rock or the material surrounding mineral particles.

Mill	A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to effect recovery of the pure metal. Term used interchangeably with concentrator.

Millsite claims	Claiming of Federal land for millsite purposes or other operations connected with mining lode claims. Used for nonmineralized land not necessarily contiguous with the vein or lode.

Mineral beneficiation	A treatment process separating the valuable minerals from the host material.

Mineralization	The concentration of metals and their compounds in rocks, and the processes involved therein.

Mineralized material	A mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a general estimate of available tonnage and average grade of metals. Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

Mouat Agreement	Mining and Processing Agreement dated March 16, 1984 regarding the Mouat family. The Mouat royalty stems back to the formation of Stillwater Mining Company at which time claims staked by the Mouats’ forebears in 1876 were leased to Stillwater Mining Company.

Net smelter royalty	A share of revenue paid by the Company to the owner of a royalty interest generally calculated based on the imputed value of the PGM concentrate delivered to the smelter. At Stillwater Mining Company, royalties are calculated on the mineral production subject to each royalty as a percentage of the revenue received by the Company after deducting treatment, refining and transportation charges paid to third parties, and certain other costs incurred in connection with processing the concentrate at the Columbus smelter.

Norite	Coarse-grained igneous rock composed of the minerals plagioclase feldspar and orthopyroxene.

Ore	That part of a mineral deposit which could be economically and legally extracted or produced at the time of reserve determination.

Outcrop	The part of a rock formation that appears at the earth’s surface often protruding above the surrounding ground.

PGM	The platinum group metals collectively and in any combination of palladium, platinum, rhodium, ruthenium, osmium, and iridium. Reference to PGM grades for the Company’s operations include measured quantities of palladium and platinum only.

PGM rich matte	Matte is an intermediate product of smelting; an impure metallic sulfide mixture made by melting sulfide ore concentrates. PGM rich matte is a matte with an elevated level of platinum group metals.

Probable (indicated) reserves	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Proven (measured) reserves	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

Recovery	The percentage of contained metal actually extracted from ore in the course of processing such ore.

Reef	A layer precipitated within the Stillwater Layered Igneous Complex enriched in platinum group metal-bearing minerals, chalcopyrite, pyrrhotite, pentlandite, and other sulfide materials. The J-M Reef, which the Company mines, occurs at a regular stratigraphic position within the Stillwater Complex. Note: this use of “reef” is uncommon and originated in South Africa where it is used to describe the PGM-bearing Merensky, UG2, and other similar layers in the Bushveld Complex.

Refining	The final stage of metal production in which residual impurities are removed from the metal.

Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Recycling materials	Spent PGM-bearing materials collected for reprocessing from automotive, petroleum, chemical, medical, food and other catalysts. Additionally, PGMs for recycling may be sourced from scrap electronics and thermocouples, old jewelry and materials used in manufacturing glass.

Shaft	A vertical or steeply inclined excavation for the purposes of opening and servicing an underground mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

Slag	Slag is a nonmetallic product resulting from the mutual dissolution of flux and nonmetallic impurities during smelting. A silica rich slag is a smelting slag that contains a relatively high level of silica.

Sill	(1) With respect to a mine opening, the base or floor of the excavated area (stope); (2) With respect to intrusive rock, a tabular intrusive unit that is conformable with surrounding rock layers.

Slusher	(1) An electric double-drum winch with two steel ropes attached to an open-bottomed scoop that transports (drags) ore from the rock face to a loading point, where the ore is discharged. (2) A very selective mining method in which small ore stopes are mined using a slusher.

Smelting	Heating ore or concentrate material with suitable flux materials at high temperatures creating a fusion of these materials to produce a melt consisting of two layers with a slag of the flux and gangue (waste) minerals on top and molten impure metals below. This generally produces an unfinished product (matte) requiring refining.

Sponge	A granular (shot) form of PGM. Commonly, the form required for manufacture of many PGM-based chemicals and catalysts.

Stope	A localized area of underground excavation from which ore is extracted.

Strike	The course, direction or bearing of a vein or a layer of rock.

Tailings	That portion of the mined material that remains after the valuable minerals have been extracted.

Tolling	Processing of material owned by others for a fee without taking title to the material.

Troy ounce	A unit measure used in the precious metals industry. A troy ounce is equal to 31.10 grams. The amounts of palladium and platinum produced and/or sold by the Company are reported in troy ounces. There are 12 troy ounces to a troy pound.

Ultramafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in the absence of significant lighter-colored feldspars.

Vein	A mineralized zone having regular development in length, width and depth that clearly separates it from neighboring rock.

Wall rock	The rock adjacent to, enclosing, or including a vein, layer, or dissemination of ore minerals. See “Hanging wall” and “Footwall” above.

PART I
ITEMS 1, 1A AND 2
BUSINESS, RISK FACTORS AND PROPERTIES
INTRODUCTION AND 2007 HIGHLIGHTS
     Stillwater Mining Company (the Company) is engaged in the development, extraction, processing, refining and marketing of palladium, platinum and associated metals (platinum group metals or PGMs) from a geological formation in south central Montana known as the J-M Reef and from the recycling of spent catalytic converters. The J-M Reef is the only known significant source of platinum group metals inside the United States and one of the significant resources outside South Africa and Russia. Associated by-product metals at the Company’s operations include significant amounts of nickel and copper and minor amounts of gold, silver and rhodium. The J-M Reef is a narrow but extensive mineralized zone containing PGMs, which has been traced over a strike length of approximately 28 miles.
     The Company conducts mining operations at the Stillwater Mine near Nye, Montana and at the East Boulder Mine near Big Timber, Montana. Both mines are located on the J-M Reef. The Company operates concentrating plants at each mining operation to upgrade mined production to a concentrate form. The Company operates a smelter and base metal refinery at Columbus, Montana at which it further upgrades the mined concentrates into a PGM-rich filter cake. The filter cake is shipped to third-party custom refiners for final refining before being sold to third parties.
     Besides processing mine concentrates, the Company also recycles spent catalyst material at the smelter and base metal refinery to recover the contained PGMs — palladium, platinum and rhodium. The Company currently has long-term catalyst sourcing agreements with two suppliers and spot contracts with other suppliers who ship spent catalysts to the Company for processing to recover the PGMs. The Company smelts and refines the spent catalysts utilizing the same process as for the mined production.
     The Company has two long-term sales agreements with auto companies under which it sells its mined production. One of these agreements was amended during 2007, broadening the sourcing provisions, increasing the minimum selling price and extending the term of the agreement so that it expires at the end of 2012. The second agreement remains in force and is scheduled to expire at the end of 2010.
     PGMs are rare precious metals with unique physical properties that are used in diverse industrial applications and in jewelry. The largest use for PGMs currently is in the automotive industry for the production of catalysts that reduce harmful automobile emissions. Besides being used in catalytic converters, palladium is used in jewelry, in the production of electronic components for personal computers, cellular telephones and facsimile machines, as well as in dental applications and other devices. Platinum’s largest use after catalytic converters is for jewelry. Industrial uses for platinum, in addition to automobile and industrial catalysts, include the manufacturing of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells. Rhodium, produced in the Company’s recycling operations and to a limited extent as a by-product from mining, also is used in automotive catalytic converters to reduce nitrogen oxides and in jewelry as a plating agent to provide brightness.
     At December 31, 2007, the Company had proven and probable ore reserves of approximately 40.0 million tons with an average grade of 0.53 ounce of PGMs per ton containing approximately 21.2 million ounces of palladium and platinum at an in-situ ratio of about 3.55 parts palladium to one part platinum. See “Business and Properties — Ore Reserves”.

Highlights:
•	The Company’s revenues, in terms of dollars and ounces sold, for 2007 and 2006 were:

Year ended December 31,	Sales Revenues (1)					Troy Ounces Sold
(in thousands)	Palladium	Platinum	Rhodium	Other	Total	Palladium	Platinum	Rhodium	Total
2007
Mine production	$162,811	$114,645	$—	$—	$277,456	425	120	—	545
PGM recycling	36,505	149,061	138,798	2,030	326,394	102	119	24	245
Other	15,365	—	—	—	15,365	44	—	—	44

Total	$214,681	$263,706	$138,798	$2,030	$619,215	571	239	24	834

2006
Mine production	$172,171	$120,033	$—	$—	$292,204	466	138	—	604
PGM recycling	31,987	143,259	93,206	1,489	269,941	100	128	22	250
Sales of palladium received in Norilsk Nickel transaction	17,637	—	—	—	17,637	63	—	—	63
Other	10,538	2,530	20,298	—	33,366	33	2	6	41

Total	$232,333	$265,822	$113,504	$1,489	$613,148	662	268	28	958

(1)	Sales of by-products are reflected as a reduction to costs of metals sold and not as revenue.
•	The Company reported a net loss of $14.3 million, or $0.15 per diluted share, in 2007, compared to net income of $7.9 million, or $0.09 per diluted share, in 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.”
•	Beginning in 2005, the Company embarked upon long-term changes to its mining operations that, when fully implemented, are expected to increase production levels and reduce operating costs. These changes include continuing to advance the safety systems, increasing the developed state of both mines, expanding the use of selective mining methods, increasing production levels, and reducing operating costs. These efforts continued during 2006 and 2007. The Company believes that its implementation of more selective mining methods, best suited to each mining area, will reduce the amount of waste rock mined, thereby increasing the effective ore grade realized. According to plan, such increases in effective realized ore grade, along with measured growth in production rates, are expected to generate economies of scale that will reduce unit production costs over time. These operational efforts are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
•	In 2007, the Company produced a total of 537,000 ounces of palladium and platinum compared to 601,000 ounces in 2006. Total consolidated cash cost per ounce (a non-GAAP measure) was $328 in 2007, compared with $295 in 2006. This increase in cash costs per ounce reflected the effect of lower production at both mines. Lower production at Stillwater Mine was attributable to various labor issues during 2007, including a change in work schedule that was followed by higher attrition rates among skilled miners and maintenance workers at the Stillwater Mine, plus the effects of contract negotiations and a week-long strike at the Stillwater Mine. See “Selected Financial and Operating Data” for further discussion of non-GAAP measures.
•	Revenues from PGM recycling grew 21% during 2007, increasing to $326.4 million in 2007, from $269.9 million in 2006. Recycled ounces sold, excluding tolled material, declined slightly in 2007 to 245,000 ounces compared to 250,000 ounces in 2006, however, the Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) increased to $1,312 per ounce in 2007 from $1,078 per ounce in 2006. The Company processed increased volumes of recycled materials on a tolling basis in 2007. The Company toll processed approximately 112,000 ounces of PGMs during 2007, up from approximately 90,000 tolled ounces in 2006. Thus, total recycle volume increased to approximately 373,000 ounces of PGMs in 2007 up 7.8% from approximately 346,000 ounces in 2006.
•	The Company’s 2007 capital expenditures totaled $87.9 million, down from $97.8 million in 2006. Capital spending in both years reflected efforts to advance the developed state of the mines by accelerating the delineation and development of proven reserves and by completing various major infrastructure projects. Capitalized development expenditures totaled $65.5 million in 2007, down from $74.8 million in 2006. Development expenditures were lower in 2007 because the Company’s mines are approaching optimal development levels. Improving the developed state of the mines allows for earlier and better economic analysis of appropriate mining methods in each area, supports growth in mining rates and contributes to more efficient and cost-effective mining. Infrastructure projects completed during 2007 included the development of a new ventilation drift at the Stillwater Mine and some new surface facilities at the East Boulder Mine. For a discussion of certain risks associated with the Company’s business, please read “Business and Properties — Current Operations”, and “— Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
HISTORY OF THE COMPANY
     Palladium and platinum were discovered in the J-M Reef by geologists from Johns Manville Corporation (“Manville”) in the early 1970s. In 1979, a Manville subsidiary entered into a partnership agreement with Chevron U.S.A. Inc. (“Chevron”) to develop PGMs discovered in the J-M Reef. Manville and Chevron explored and developed the Stillwater property and commenced commercial underground mining in 1986.
     Stillwater Mining Company was incorporated in 1992 and on October 1, 1993, Chevron and Manville transferred substantially all assets, liabilities and operations at the Stillwater property into the Company, with Chevron and Manville each receiving a 50% ownership interest in the Company’s stock. In September 1994, the Company redeemed Chevron’s entire 50% ownership. The Company subsequently completed an initial public offering in December 1994 and Manville sold a portion of its shares through the offering, reducing its ownership percentage to approximately 27%. In August 1995, Manville sold its remaining ownership interest in the Company to a group of institutional investors. The Company’s common stock is publicly traded on the New York Stock Exchange (NYSE) under the symbol “SWC”.
     On June 23, 2003, the Company completed a stock purchase transaction with MMC Norilsk Nickel (“Norilsk Nickel”), whereby a subsidiary of Norilsk Nickel became a majority stockholder of the Company. On that date, the parties entered into a Stockholders Agreement governing the terms of Norilsk Nickel’s investment in the Company. A copy of the Stockholders Agreement was included in the Company’s Report on Form 8-K filed on June 23, 2003.
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
     The uniquely PGM-enriched J-M Reef and its characteristic host rock package represent one such layered sequence. The geosciences community believes that the PGM-enriched suite and other minerals characterizing the J-M Reef accumulated at the same time and by the same mechanisms of formation as the rocks enclosing them. Over time, the orientation of a portion of the original horizontal reef and layered igneous complex was faulted an estimated 20,000 feet to the northeast and was tilted upward at angles of 50 to 90 degrees to the north by the Beartooth Uplift. Localized faulting and intrusive mafic dikes are also evident along the 28-mile strike length of exposed Stillwater Complex. The impact of these structural events is localized along the J-M Reef and may affect the percent mineable tonnage in an area, create additional dilution, or result in below cut-off grade and barren zones within the reef. The impacts on ore reserves of these events are quantified in the percent mineable discussion under “Ore Reserves.” The upper portion and exposed edge of the uplifted reef complex were eroded forming the lenticular-shaped surface exposure of the Stillwater Complex and J-M Reef package evident today.
     The J-M Reef package has been traced at its predictable geologic position and with unusual overall uniformity over considerable distances within the uplifted portion of the Stillwater Complex. The surface outcrops of the reef have been examined, mapped and sampled for approximately 28 miles along its east-southeasterly course and over a known expression of over 8,200 feet vertically. The predictability of the J-M Reef has been further confirmed in subsurface mine workings of the Stillwater and East Boulder Mines and by over 27,000 drill hole penetrations.

     The PGMs in the J-M Reef consist primarily of palladium, platinum and a minor amount of rhodium. The reef also contains significant amounts of nickel and copper and trace amounts of gold and silver. Five-year production figures from the Company’s mining operations on the J-M Reef are summarized in Part II, Item 6, “Selected Financial and Operating Data”.
ORE RESERVES
     As of December 31, 2007, the Company’s total proven palladium and platinum ore reserves were approximately 4.8 million tons at an average grade of 0.57 ounce per ton, containing approximately 2.7 million ounces of palladium and platinum, all essentially unchanged from December 31, 2006. The Company’s total probable palladium and platinum ore reserves at December 31, 2007, were approximately 35.2 million tons at an average grade of 0.52 ounce per ton, containing approximately 18.5 million ounces of palladium plus platinum, a decrease of 9.2% in probable contained ounces from December 31, 2006. Combined the Company’s total proven and probable palladium and platinum ore reserves were approximately 40.0 million tons at an average grade of 0.53 ounce per ton, containing approximately 21.2 million ounces of palladium plus platinum, a decrease of 8.2% in total proven and probable contained ounces from December 31, 2006.
Methodology
     The Company utilizes statistical methodologies to calculate ore reserves based on interpolation between and projection beyond sample points. Interpolation and projection are limited by certain modifying factors including geologic boundaries, economic considerations and constraints imposed by safe mining practices. Sample points consist of variably spaced drill core intervals through the J-M Reef obtained from drill sites located on the surface and in underground development workings. Results from all sample points within the ore reserve area are evaluated and applied in determining the ore reserve.
     For proven ore reserves, distances between samples range from 25 to 100 feet but are typically spaced at 50-foot intervals both horizontally and vertically. The sample data for proven ore reserves consists of survey data, lithological data and assay results. Quality Assurance/Quality Control (QA/QC) protocols are in place at both mine sites to test the sampling and analysis procedures. To test assay accuracy and reproducibility, pulps from core samples are resubmitted and compared. To test for sample label errors or cross-contamination, blank core (waste core) samples are submitted with the mineralized sample lots and compared. The QA/QC protocols are practiced on both resource development and production samples. The resulting data is entered into a 3-dimensional modeling software package and is analyzed to produce a 3-dimensional solid block model of the resource. The assay values are further analyzed by a geostatistical modeling technique (kriging) to establish a grade distribution within the 3-dimensional block model. Dilution is then applied to the model and a diluted tonnage and grade are calculated for each block. Ore and waste tons, contained ounces and grade are then calculated and summed for all blocks. A percent mineable factor based on historic geologic unit values is applied and the final proven reserve tons and grade are calculated.
     Two types of cut-off grades are recognized for the J-M Reef, a geologic cut-off boundary and an economic cut-off grade. The geologic cut-off boundary of 0.3 troy ounces of palladium plus platinum per ton is an inherent characteristic of the formation of the J-M Reef and is used for calculation of the proven and probable reserves. The economic cut-off grade is lower than the geologic cut-off. The determination of the economic cut-off grade is completed on a round by round basis and is driven primarily by excess mill capacity and geologic character encountered at the face. See “Proven and Probable Ore Reserves — Discussion” for reserve sensitivity to metal pricing.
     Probable ore reserves are based on longer projections, up to a maximum radius of 1,000 feet beyond the limit of existing drill hole sample intercepts of the J-M Reef obtained from surface and underground drilling. Statistical modeling and the established continuity of the J-M Reef as determined from results of over 20 years of mining activity to date support the Company’s technical confidence in estimates of tonnage and grade over this projection distance. Where appropriate, projections for the probable ore reserve determination are constrained by any known or anticipated restrictive geologic features. The probable reserve estimate of tons and grade is based on the projection of factors calculated from adjacent proven reserve blocks or from diamond drilling data where available. The factors consist of a probable area, proven yield in tons per foot of footwall lateral, average grade and percent mineable. The area is calculated based on projections up to a maximum of 1,000-feet; the proven yield in tons per foot of footwall lateral and grade are calculated based on long-term proven ore reserve results in adjacent areas; and the percent mineable is calculated based on long-term experience from actual mining in adjacent areas. Contained ounces are calculated based on area divided by 300 (square feet) times proven yield in tons per foot of footwall lateral times grade (ounces per ton) times percent mineable (%).

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
     The SEC’s economic guidelines have not historically constrained the Company’s ore reserves, and did not constrain the ore reserves at December 31, 2007. Under these guidelines, ore may be classified as proven or probable if extraction and sale result in positive cumulative undiscounted cash flow. The Company utilizes both the historical trailing 12-quarter average combined PGM market price and the current PGM market price in ascertaining these cumulative undiscounted cash flows. In testing ore reserves at December 31, 2007, the Company applied the trailing 12-quarter combined average PGM market price of $476.20 per ounce, based upon the 12-quarter average palladium price of $292.08 per ounce and the 12-quarter average platinum price of $1,114.35 per ounce.
     In April 2005, the Company’s board of directors established a Special Committee on Ore Reserves concurrently with its decision to proceed with a major development program to expand the Company’s proven ore reserves. The Committee met twice during 2007 with management and outside experts to review ore reserve methodology, identify best practices in the industry and receive reports on the progress and results of the Company’s proven ore reserve expansion program. After reviewing the Committee’s 2006 efforts, the Company’s board of directors voted during 2007 to constitute the Committee on Ore Reserves as a regular committee of the board.
Results
     The December 31, 2007 ore reserves were reviewed by Behre Dolbear & Company, Inc. (“Behre Dolbear”), independent consultants, who are experts in mining, geology and ore reserve determination. The Company has utilized Behre Dolbear to carry out independent reviews and inventories of the Company’s ore reserves since 1990. Behre Dolbear has consented to be a named expert herein. See “Business and Properties — Risk Factors — Ore reserves are very difficult to estimate and ore reserve estimates may require adjustment in the future; changes in ore grades, mining practices and economic factors could materially affect the Company’s production and reported results.”
     The Stillwater Mine proven and probable ore reserves at year-end 2007 decreased by 6.4% in terms of ore tons from those reported at year-end 2006. The East Boulder Mine ore reserves at year-end 2007 decreased by 5.1% in ore tons from those reported at year-end 2006. Overall, the Company’s estimated ore reserves based on ore tons decreased by 5.7% in 2007. The Company’s ore reserve determination for 2007, calculated at December 31, 2007, was limited by geologic certainty and not by economic constraints.
Proven and Probable Ore Reserves
     The Company’s proven ore reserves are generally expected to be extracted utilizing existing mine infrastructure. Additional capital expenditures will be required to extract the Company’s probable ore reserves. Based on nominal current mining rates, the 2007 proven ore reserves of 2.8 million tons at Stillwater Mine and 2.0 million tons at East Boulder Mine represent approximately 41 months of ore production (at 2,200 tons per day) and 47 months of ore production (at 1,400 tons per day), respectively. The long-term proven ore reserve targets are approximately 3.4 million tons at Stillwater Mine and 2.4 million tons at East Boulder Mine, which reflect about 40 months of production at full capacity of each facility.

     The grade of the Company’s ore reserves, measured in combined platinum and palladium ounces per ton, is a composite average of samples in all reserve areas. As is common in underground mines, the grade mined and the recovery rate achieved varies depending on the area being mined. In particular, mill head grade varies significantly between the Stillwater and East Boulder Mines, as well as within different areas of each mine. During 2007, 2006 and 2005, the average mill head grade for all tons processed from the Stillwater Mine was 0.55, 0.56, and 0.53 PGM ounces per ton of ore, respectively. During 2007, 2006 and 2005 the average mill head grade for all tons processed from the East Boulder Mine was 0.38, 0.39 and 0.40 PGM ounces per ton of ore, respectively. Tons processed at both mines typically include some PGM-bearing material, produced along with the ore, that is below the 0.3 cut-off grade for reserves (“reef waste”) but that is economic to process so long as there is capacity available in the concentrator.
     As of December 31, 2007, 2006 and 2005 the Company’s proven and probable ore reserves were as follows:

	DECEMBER 31, 2007				DECEMBER 31, 2006				DECEMBER 31, 2005
		AVERAGE	CONTAINED			AVERAGE	CONTAINED			AVERAGE	CONTAINED
	TONS	GRADE	OUNCES		TONS	GRADE	OUNCES		TONS	GRADE	OUNCES
	(000’s)	(OUNCE/TON)	(000’S)		(000’s)	(OUNCE/TON)	(000’S)		(000’s)	(OUNCE/TON)	(000’S)
Stillwater Mine (2)
Proven Reserves	2,784	0.65	1,796		2,775	0.66	1,818		2,458	0.68	1,664

Probable Reserves	14,360	0.61	8,791		15,539	0.63	9,749		15,638	0.63	9,812

Total Proven and Probable Reserves (1)	17,144	0.62	10,586	(4)	18,314	0.63	11,567		18,096	0.63	11,476

East Boulder Mine (2)
Proven Reserves	2,017	0.46	921		2,011	0.45	902		1,665	0.47	788
Probable Reserves	20,868	0.46	9,660		22,116	0.48	10,579		22,190	0.53	11,818

Total Proven and Probable Reserves (1)	22,885	0.46	10,581		24,127	0.48	11,481		23,855	0.53	12,606

Total Company Reserves (2)
Proven Reserves	4,800	0.57	2,717		4,786	0.57	2,721		4,123	0.59	2,452
Probable Reserves	35,228	0.52	18,451		37,656	0.54	20,327		37,828	0.57	21,630

Total Proven and Probable Reserves (1)	40,028	0.53	21,167	(3)(4)	42,442	0.54	23,048	(3)	41,951	0.57	24,082	(3)

(1)	Reserves are defined as that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Proven ore reserves are defined as ore reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of ore reserves are well-established. Probable ore reserves are defined as ore reserves for which quantity and grade and/or quality are computed from information similar to that used for proven ore reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven ore reserves, is high enough to assume continuity between points of observation. The proven and probable ore reserves reflect variations in the PGM content and structural impacts on the J-M Reef. These variations are the result of localized depositional and structural influences on the distributions of economic PGM mineralization. Geologic domains within the reserve boundaries of the two mines include areas where as little as 0% and up to 100% of the J-M Reef is economically mineable. The ore reserve estimate gives effect to these assumptions. See “Business and Properties — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results and Financial Condition.”

(2)	Expressed as palladium plus platinum in-situ ounces at a ratio of approximately 3.55 parts palladium to 1 part platinum. Stillwater Mine is at a 3.49 to 1 ratio and the East Boulder Mine is 3.60 to 1.

(3)	Average mining and processing losses of approximately 17.3% must be deducted to arrive at the estimated saleable ounces.

(4)	Columns do not add mathematically due to rounding.
Discussion
     The Company’s total proven and probable ore reserves at December 31, 2007, have decreased by about 4.6% or 1.9 million tons over the past two years. In 2007, proven and probable tons decreased 5.7% while contained ounces decreased 8.2% from those reported December 31, 2006. In 2006, proven and probable tons increased 1.2% and contained ounces decreased 4.3% compared with those reported December 31, 2005.
     Proven reserves have increased over the past two years. In 2007, proven tons and contained ounces remained about unchanged from those reported December 31, 2006. In 2006, proven tons increased 16% and contained ounces increased 11% from those reported December 31, 2005.

     Changes in proven reserves are due to the net effect of:
•	Additions to proven ore reserves from new definition drilling that about equaled 2007 ore production and exceeded 2006 production,

•	Deletions from probable ore reserves as areas are converted by new drilling from probable to proven ore reserves,

•	Additions from development activity to convert mineralized inventory to probable ore reserves,

•	Additions and deletions from adjustments to ore reserve estimation factors and mine planning criteria.
     The Company’s production levels for palladium and platinum are driven by the number of ore tons mined, the mill head grade of the ore and the metallurgical recovery percentages. The Company measures its net mine production in terms of the number of ounces contained in the mill concentrate, adjusted for subsequent processing losses expected to be incurred in smelting and refining. The Company defines an ounce of metal as “produced” at the time it is shipped from the mine site and received at the concentrator. Produced ounces also are adjusted for downstream estimated metal processing losses incurred in the smelting and refining processes. Depreciation and amortization costs are inventoried at each stage of production.
     The economic analysis with respect to 2007 included testing the potential ore reserves at various commodity prices. The results of this analysis identified the relationships shown in the following chart between prices and ore reserves as of December 31, 2007. This relationship may vary with future ore reserves determinations.
     The analysis above shows that at a combined average price for palladium and platinum above approximately, $454 per ounce, ore reserves are bounded by geologic certainty and do not continue increasing. The combined price at which ore reserves become constrained by economics has increased from the $350 per ounce in the analysis performed in 2006. This increase reflects year-on-year increases in mining costs, current development and production method assumptions and mine plans. The Company has not tested the ore reserves beyond the level shown above because of the expense of access and drilling to establish ore reserves and because of the extensive life of a 21.2 million ounce reserve. At a combined long-term average price for palladium and platinum below approximately $454 per ounce, ore reserves are constrained by economics and are estimated to decrease as shown above.
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
     In accordance with the methodology prescribed by SFAS No. 144, the Company has determined that the carrying value of the Company’s assets was not impaired at December 31, 2007 or December 31, 2006.

     Assumptions underlying future cash flows are subject to certain risks and uncertainties. Any differences between projections and actual outcomes for key factors such as PGM prices, recoverable ounces, and/or the Company’s operating performance could have a material effect on the Company’s ability to recover the carrying amounts of its long-lived assets and so could potentially lead to impairment charges in the future.
CURRENT OPERATIONS
     The Company’s operations are located in south central Montana. The Company conducts mining and milling operations at the Stillwater Mine near Nye, Montana and at the East Boulder Mine near Big Timber, Montana. Both mines are located on mine claims that follow the apex of the J-M Reef. The Company operates a smelter and base metal refinery, and its recycling facilities at Columbus, Montana.
Properties and Facilities — February 2008
     The Company’s original long-term development strategy and certain elements of its current planning and mining practices on the J-M Reef ore deposit were founded upon initial feasibility and engineering studies conducted in the 1980’s. Initial mine designs and practices were established in response to available technologies and the particular characteristics and challenges of the J-M Reef ore deposit. The Company’s current development plans, mining methods and ore extraction schedules are designed to provide systematic access to and development of the ore deposit within the framework of current and forecast economic, regulatory and technological considerations as well as the specific characteristics of the J-M Reef ore deposit. Some of the challenges inherent in the development of the J-M Reef include:
•	Surface access limitations (property ownership and environmental sensitivity);
•	Topographic and climatic extremes involving rugged mountainous terrain and substantial elevation differences;
•	Specific characteristics of the mineralized zone (narrow — average width 5 feet, depth — up to 1.5 miles of vertical extent, and long — approximately 28 miles in length);
•	Downward angle of mineralized zone dipping from near vertical to 38 degrees;
•	A deposit which extends both laterally and to depth from available mine openings; and
•	Proven and probable ore reserves extending for a lateral distance of approximately 34,000 feet at the Stillwater Mine and approximately 17,000 feet at the East Boulder Mine — a combined distance underground of approximately 9.7 miles.

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
     The Stillwater Mine accesses and has developed a 5.9-mile-long segment of the J-M Reef, between the elevations of 2,000 and 7,300 feet above sea level. Access to the ore at the Stillwater Mine is accomplished by means of a 1,950-foot vertical shaft and by a system of horizontal adits and drifts driven parallel to the strike of the J-M Reef at vertical intervals of between 150 feet and 300 feet. Seven main adits have been driven from surface portals on the west and east slopes of the Stillwater Valley at various elevations between 5,000 and 5,900 feet above sea level. Five principal levels have been developed below the valley floor by ramping down from the 5,000-foot level to extract ore from the reef down to the 3,800-foot elevation. Five additional major levels below the 5,000-foot level are accessed principally from a vertical shaft and shaft ramp system. The Company is currently developing a decline system from the 3,200-foot elevation to access and develop deeper areas in the central part of the mine below those currently serviced by the existing shaft. At the end of 2007, this decline system extended down to the 2,000 foot level.
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
     The Stillwater Mine currently uses its 29 footwall lateral drifts and 6 primary ramps and vertical excavations to provide personnel and equipment access, supply haulage and drainage, intake and exhaust ventilation systems, muck haulage, backfill plant access, powder storage and/or emergency egress. The footwall lateral and primary ramp systems will continue to provide support for production and ongoing development activities. In addition, certain mine levels are required as an integral component of the ventilation system and serve as required intake and/or exhaust levels, or as parallel splits to maintain electrical ventilation horsepower balance and to meet Mine Safety and Health Administration (MSHA) requirements. MSHA regulations require the Company to designate alternate (secondary) escapeways from mine workings. These levels, in addition to comprising critical functional components of the ventilation and escapeway system, serve as permanent mine service and utility infrastructure for road and rail transportation, dewatering and backfill pumping facilities. They have been designed and are intended to be used for the life of the mine.
     During 2007, the Company began construction of a second major decline ramp from the 35 level of the existing shaft with eventual development to 1900 elevation. A study that the Company completed during 2006 determined that the most cost-effective access to these lower levels would be to install a dedicated electric truck haulage ramp that will bring mined material up to the shaft for hoisting. Work on these ramps is expected to continue during 2008 and to be completed during 2010. Once the decline ramp is completed, the Company expects to install a horizontal rail haulage system on the 2000 level to transport ore and waste material from the mining faces to the electric truck ramps.
     Prior to 1994, almost all of the Company’s mining activities utilized “captive cut-and-fill” stoping methods. This is a manpower-intensive mining method that extracts the orebody in eight to ten foot high horizontal cuts within the reef, accessed from vertical raises and mined with conventional jackleg drills and slushers. The open space created by the extraction of each cut is backfilled with waste rock and coarse concentrator tailings and becomes the floor for the next level of mining as the process moves upward. Commencing in 1994, the Company introduced two mechanized mining methods: “ramp-and-fill” and “sub-level stoping”. Ramp-and-fill is a mining method in which a succession of horizontal cuts are extracted from the orebody using mobile equipment. Access to the orebody is from ramps driven in or adjacent to the orebody allowing the use of hydraulic drills and load-haul-dump equipment. Sub-level stoping is a mining method in which blocks of the reef approximately 50 feet high and up to 75 feet in length are extracted in 30-foot intervals utilizing mobile electric hydraulic long-hole drills and remote control rubber tired load-haul-dump equipment. The reef is mined in a retreat sequence and mined out areas are filled with development waste. The Company determines the appropriate mining method to be used on a stope-by-stope basis based on engineering analysis.
     The Company is expanding its use of selective mining methods at Stillwater Mine. Sub-level mining will continue where appropriate, but more selective mining methods are being introduced wherever they better fit the ore configuration. Mechanized ramp-and-fill mining was introduced into the Upper West area of the Stillwater Mine during 2007 following completion of a sand fill plant to service that area at the end of 2006. Mechanized ramp-and-fill mining is more selective than sub-level extraction and when applied appropriately can improve ore extraction efficiency. Selective mining is intended to increase recovery of the ore reserve by better matching the mining method to the ore characteristics. The result is less volume of secondary development in waste rock and correspondingly lower costs; reduced dilution of the ore as a result of better matching the face width to the ore width, yielding a higher ore grade delivered to the mill; and less reliance on large mobile mining equipment with its associated capital and support costs. During 2007, approximately 51% of Stillwater Mine’s ore production was extracted using mechanized ramp-and-fill mining and approximately 31% using sub-level mining.
     The Company processes ore from the Stillwater Mine through a concentrator facility (“mill”) adjacent to the Stillwater Mine shaft. The mill has an approximate design capacity of 3,000 tons per day. During 2007, approximately 1,753 tons of ore and 206 tons of sub-grade material were processed through the mill per calendar day. In addition, on average the mill processed 143 tons per calendar day of smelter slag. Crushed ore is fed into the concentrator, mixed with water and ground to a slurry in the concentrator’s mill circuit to liberate the PGM-bearing sulfide minerals from the rock matrix. Various reagents are added to the slurry to separate the valuable sulfides from the waste rock in a froth flotation circuit. In this circuit, the sulfide minerals are floated, recycled, reground and refloated to produce a concentrate suitable for further processing. The flotation concentrate, which represents approximately 1.5% of the original ore weight, is filtered and transported in bins 46 miles to the Company’s metallurgical complex in Columbus, Montana. In 2007 approximately 36% of the tailings material from the mill was returned to the mine and used as fill material to provide support for additional mining activities. The balance was placed in tailings containment areas on the surface. No additional steps are necessary to treat any tailings placed back into the mine or into the impoundments, as they are environmentally inert. Tailings are disposed of into the impoundment areas pursuant to the Company’s operating permits. Mill recovery of PGMs was about 92% in 2007, 2006 and 2005.
     In 1998, the Company received an amendment to its existing operating permit providing for the construction of a lined surface tailings impoundment that would serve the Stillwater Mine for approximately the next 30 years. This facility, generally referred to as the Hertzler impoundment, was placed into operation in late 2000. See “Business and Properties — Current Operations — Regulatory and Environmental Matters — Permitting and Reclamation”.
     During 2007, the Stillwater Mine produced approximately 359,300 ounces of palladium and platinum, compared to approximately 409,500 ounces in 2006. See “Selected Financial and Operating Data.” The Stillwater Mine’s total cash costs (a non-GAAP measure) were $292 per ounce in 2007 compared to $280 per ounce in 2006. Cash cost per ounce in 2007 was impaired by the lower mine output, primarily attributable to high employee attrition following a significant schedule change at the Stillwater Mine, along with the effect of a week-long strike by the mine’s hourly workforce during

July. The schedule change, which increased the average workweek from 35 hours to about 43 hours, led to the loss of many of the Company’s most experienced miners and a consequent reduction in average mining productivity. Attrition rates appeared to have returned to more normal levels by year end, but the Company is still addressing the productivity issues. See “Selected Financial and Operating Data” for further discussion of non-GAAP measures.
EAST BOULDER MINE
     The East Boulder Mine is located in Sweet Grass County, Montana, approximately 32 miles southeast of the town of Big Timber and is accessed by a public road. East Boulder is fully permitted independently of the Stillwater Mine and comprises a second distinct mining operation accessing the western portion of the J-M Reef. The mine consists of underground mine development and surface support facilities, including a concentrator, shop and warehouse, changing facilities, storage facilities, office and tailings management facility. All mine facilities are wholly owned and operated by the Company. Surface facilities for the East Boulder Mine are situated on unpatented mill site claims maintained on federal lands located within the Gallatin National Forest and administered by the U.S. Forest Service. All surface facilities, including the tailings management complex, are located within a 977-acre operating permit area. Proven and probable ore reserves for the mine are controlled by patented mining claims owned by the Company. Development of the East Boulder Mine began in 1998, and it commenced commercial production effective January 1, 2002.
     From the surface facilities at East Boulder, the J-M reef is accessed by two 18,500-foot long, 15-foot diameter horizontal tunnels driven into the mountain. These tunnels are equipped with rail haulage and intersect the orebody at an elevation 6,450 feet above sea level. Within the mine, the orebody currently is developed from four levels of footwall lateral drifts driven parallel to the J-M Reef totaling approximately 26,000 feet in length, and from two primary ramps totaling approximately 11,250 feet of development. The orebody is accessed vertically by ramp systems tying together the footwall laterals and driven approximately every 1,200 feet along the length of the deposit. During 2008, mining will expand modestly to include new operations being developed below the current mining levels. Historically, the predominant mining method at East Boulder has been sub-level stoping. The Company first introduced more selective mining methods at the East Boulder Mine during 2004. These methods included mechanized ramp-and-fill mining and the “captive cut-and-fill” method of stope mining where appropriate. In 2007, approximately 29% and 19% of East Boulder’s ore production came from the mechanized ramp-and-fill and captive cut-and-fill methods, respectively.
     The Company plans to expand selective mining methods further over the next several years at East Boulder Mine. In the move to selective mining, the use of sub-level mining will be reduced and both mechanized ramp-and-fill and captive cut-and-fill mining will be expanded. Selective mining is intended to increase recovery of the ore reserve by better matching the mining method to the ore characteristics. It should also decrease the volume of secondary development and its associated costs, reduce dilution of the ore by matching the face width more closely to the ore width, resulting in a higher grade ore delivered to the mill, and decrease reliance on large mobile mining equipment, thereby reducing capital and support costs.
     The mined ore is transported horizontally out of the East Boulder Mine by rail haulage to the surface, where it is processed through the East Boulder concentrator facility, which has a permitted capacity of 2,000 tons per day. In the concentrator, the ore is mixed with water and ground to a slurry in the concentrator’s mill circuit, liberating the PGM-

bearing sulfides from the rock matrix. Similar to the process at the Stillwater Mine, reagents are then added to the slurry to separate the valuable sulfide from the waste rock in a flotation circuit. The sulfide minerals are floated, recycled, reground and refloated to produce a concentrate. This flotation concentrate, which represents approximately 1.8% of the original ore weight, is filtered and loaded into bins which are transported approximately 75 miles to the Company’s metallurgical complex in Columbus, Montana. In 2007, approximately 59% of the mine tailings material was returned to the mine and used for backfill in mined out voids to provide a foundation upon which additional mining activities can occur. The balance was placed in surface tailings containment areas. No additional steps are necessary to treat any tailings placed back into the mine or into the impoundments, as they are environmentally inert and tailings placed into the impoundment areas are disposed of pursuant to the Company’s operating permits. The current impoundment area has an estimated life of approximately 20 years at the original planned production and processing rate of 2,000 tons per day. Mill recovery of the PGMs contained in the ore was about 90% in 2007 and 89% in 2006 and 2005.
     During 2007, the East Boulder Mine produced approximately 178,200 ounces of palladium and platinum, compared to approximately 192,000 ounces in 2006. The East Boulder Mine’s total cash costs (a non-GAAP measure) were $403 per ounce in 2007 compared to $326 per ounce in 2006. Cash cost per ounce in 2007 suffered from the lower mine production and from the transition to new mining methods that the East Boulder workforce generally is less familiar with. See “Selected Financial and Operating Data” for further discussion of non-GAAP measures.
EXPLORATION AND DEVELOPMENT ACTIVITIES
     The J-M Reef has been explored from the surface along its entire 28-mile strike length by surface sampling and drilling. Surface exploration drilling consists of an array of over 900 drill holes with a maximum horizontal spacing between holes of 1,000 feet. Exploration activities historically also included driving, and then underground drilling from two exploratory adits not currently in active use, the West Fork Adit and the Frog Pond Adit. Comprehensive evaluation of PGM mineralization encountered in the J-M Reef has allowed delineation of indicated ore reserves adjacent to the Stillwater and East Boulder Mines and confirmation of the existence of mineralized material over much of the remaining strike length. Exploration to date has defined sufficient probable ore reserves to sustain mining for a number of years in the future. It is the Company’s practice to systematically convert its established probable ore reserves to the proven ore category as mine development progresses by performing definition drilling and evaluation coincident with planned advances of underground development.
     During the fourth quarter of 2006, the Company invested $1.9 million to secure approximately an 11% interest in Pacific North West Capital Corp., a Canadian exploration company that centers its efforts on identifying and defining potential PGM reserve targets. Management believes that pursuing exploration through Pacific North West Capital Corp. and its seasoned exploration staff is an effective alternative to developing an in-house exploration program. The Company invested an additional $0.7 million in Pacific North West Capital Corp. during 2007 to maintain its approximate 11% interest and to fund exploration activities.
     On July 3, 2007, the Company invested $1.5 million in Benton Resources Corp., a Canadian exploration company, providing the Company with an opportunity for future participation in Benton’s Goodchild Nickel-PGM Project as well as an equity interest in Benton itself.
     A key part of the Company’s development activities consists of ongoing efforts to convert its established probable ore reserves into proven ore reserves by extending the lateral and vertical development of the Stillwater and East Boulder Mines. These ongoing activities involve constructing and extending mine development workings to access established ore reserves and continuously advancing definition drilling, engineering and mine plans to replace depleted ore reserves. During 2007, 2006 and 2005, $65.5 million, $74.8 million and $77.4 million respectively, were incurred in connection with capitalized mine development and are included in total capital expenditures.
     Furthermore, beginning in 2004 the Company undertook an initiative to expand its proven ore reserves to equal 40 months of production at full permitted capacity. By the end of 2007, this initiative had reached a point where both mines have achieved at least 40 months of proven reserves at current production rates. As such, capital development expenditures are being reduced to a level that allows each mine to maintain the 40 month objective.

     The following table outlines measures that are used by the Company to gauge progress on resource development activities:

Location and Development Activity	2007	2006	2005
Stillwater Mine
New Primary Development (equivalent feet)(1)	26,033	31,156	37,806
New Footwall Lateral (equivalent feet)(1)	10,987	15,257	19,863
New Definition drilling (feet)	311,607	436,920	505,616

East Boulder Mine
New Primary Development (equivalent feet)(1)	13,015	15,235	18,349
New Footwall Lateral (equivalent feet)(1)	6,283	6,077	10,605
New Definition drilling (feet)	179,845	226,597	242,849

(1) Based on one linear foot of excavation, 11 feet wide by 12 feet high (cross-section of 132 ft.2).
METALLURGICAL COMPLEX
     Smelter The Company owns a smelter facility and associated real estate located in Columbus, Montana. The smelter facility consists of an electric furnace, two top blown rotary converters (TBRC’s), a matte granulator and gas handling and solution regeneration systems. The smelter’s capacity is approximately 120 tons of concentrate and spent catalytic converter material per day.
     Concentrates from the mine sites are transported to the smelter, dried, and fed into a 5.0-megawatt electric furnace, where the concentrates are commingled with spent auto catalyst material, melted and separated into a silica-rich slag and a PGM-rich matte. The matte is tapped from the furnace periodically and granulated. This granulated furnace matte is then processed in a TBRC, which separates iron from the converter matte. The converter matte is poured from the TBRC, granulated and transferred to the base metal refinery for further processing. The granulated converter matte, approximately 6% of the original smelter feed by weight, consists principally of copper and nickel sulfides containing about 1.5% PGMs.
     The gases released from the smelting operations are routed through a gas/liquid scrubbing system, which removes approximately 99.8% of the sulfur dioxide. Spent scrubbing solution is treated in a process that converts the sulfur dioxide into gypsum, or calcium sulfate, and regenerates clean scrubbing solution. The gypsum is sold for use as a soil amendment by farmers and as a water treatment additive in the coal bed methane industry.
     During 2007, the Company completed engineering design for the addition of a second smelting furnace at the Columbus facility. The second furnace would provide additional processing capacity for mined concentrates and catalyst recycling as the volumes of these materials available to the Company increases; it would allow the Company to continue processing during periodic scheduled shutdowns for replacing the refractory lining in the furnace; and it would reduce the Company’s financial and operating exposure to any catastrophic furnace failure. The Company expects to proceed with construction of the second furnace during 2008, with completion anticipated in late 2008 or early 2009.
     Base Metal Refinery The Company’s base metal refinery is located on property the Company owns adjacent to the smelter in Columbus, Montana.
     The base metal refinery utilizes the patented Sherritt Process, whereby a sulfuric acid solution dissolves the nickel, copper, cobalt and residual iron in the converter matte. These metals are separated from the PGM-bearing converter matte and ultimately are marketed as by-products. Iron is precipitated from an iron-copper-nickel-cobalt solution and is returned to the smelter to be processed and removed in the slag. A nickel crystallizer circuit produces a crystalline nickel sulfate by-product containing minor amounts of cobalt, which is marketed under sales contracts with various companies. A copper electrowinning circuit removes copper from solution as cathode copper that is marketed to copper refiners for upgrading to commercial grade material. The removal of these metals upgrades the PGM fraction of the converter matte product substantially from about 1.5% PGMs to approximately 37% PGMs.

     The base metal refinery produces a palladium, platinum and rhodium-rich filter cake, which also contains minor amounts of gold and silver. This filter cake is shipped to third-party precious metal refineries in New Jersey and California under tolling agreements that provide the Company with returns of finished metal. The palladium and platinum metals are returned to the Company’s account as 99.95% purity sponge; rhodium, gold and silver are also returned to the Company’s account. The refined metal is then available for delivery to the Company’s customers. The Company pays its refiners a per-ounce refining charge for the toll processing of the refined filter cake.
     During 2007, 2006 and 2005, total by-product (copper, nickel, gold and silver, plus mined rhodium) sales were approximately $53.8 million, $42.6 million and $21.4 million, respectively. These by-product sales were credited against production costs.
     The Company’s significant repair and maintenance costs in connection with planned major maintenance activities are expensed as incurred. The Company does not accrue in advance for major maintenance activities, but, when practicable, tries to disclose in advance in its public filings any planned major maintenance activities that may affect operations.
RECYCLING ACTIVITIES
     The Company regularly sources spent catalytic converter materials containing PGM metals from third-party suppliers and processes them through its metallurgical complex. Such materials may either be purchased outright or may be processed and returned to the supplier for a tolling fee. The spent catalytic material is collected by the third party suppliers, primarily from automobile repair shops and automobile yards that disassemble old cars for the recycling of their parts. The Company also frequently processes spent petroleum refining catalysts sourced through other arrangements.
     Upon receipt of the PGM materials for recycling, a sampling facility crushes and samples the spent catalysts prior to their being blended with mine concentrates for smelting in the electric furnace. Making this all possible are the naturally occurring nickel and copper sulfides in the mine concentrates which chemically extract PGMs from the recycled material.
     The Company has been processing small spot shipments of spent catalysts since 1997. In October 2003, the Company entered into a long-term metal sourcing agreement with a major U.S. collector of PGM catalyst for recycling. The terms of this agreement have been modified from time to time to reflect changes in the recycling business. The specific commercial terms of this agreement are confidential. However, in the event of a change in business circumstances, the Company can terminate this agreement upon ninety days’ notice. During 2007, the Company entered into a second, smaller sourcing agreement for automotive catalysts with another supplier based outside of the U.S. on terms similar to those in the first agreement.
     The Company records revenue and costs of metals sold for the processing of these recycled materials. Revenues were $326.4 million, $269.9 million and $90.7 million for 2007, 2006 and 2005, respectively. Costs of metals sold was $305.9 million, $250.4 million and $85.5 million for 2007, 2006 and 2005, respectively. For purposes of calculating total mining cash costs per ounce and per ton (non-GAAP measures), the Company accounts for the net proceeds from recycling activities as an operating credit, offsetting a portion of the cost of mining. As noted earlier, the copper and nickel present in the mine concentrates are critical for effective PGM recycling. The net proceeds from the processing of recycled catalysts in 2007, 2006 and 2005, including financing charges, reduced total mining cash costs (a non-GAAP measure) by approximately $27.0 million, $25.4 million and $6.3 million, respectively.
     Because of the significant quantities of recycling material processed through its smelter and base metal refinery and the substantial time required for processing, the Company carries large inventories of recycling material in process. The working capital committed to these inventories has increased substantially as the volume of business has grown. Working capital associated with these recycling activities as inventories and advances was approximately $83.7 million at December 31, 2007, and $70.9 million at December 31, 2006.
OTHER PROPERTIES
     The Company owns a 17,600 square foot warehouse facility and leases 10,100 square feet of office space in buildings in Columbus, Montana and 11,000 square feet of office space in Billings, Montana. The annual lease expense for the offices in Columbus is approximately $54,000 per year. The annual lease expense for the Company’s headquarters in Billings is approximately $233,000 per year. The Company also owns parcels of rural land in Stillwater and Sweet Grass Counties, Montana, near its mine sites totaling approximately 3,364 acres and additional properties in the communities of

Columbus and Big Timber, Montana, which are used as support facilities. All of the Company’s fee properties are subject to a mortgage in favor of the Company’s credit facility.
CREDIT AGREEMENT
     On August 3, 2004, the Company entered into a $180 million credit facility with a syndicate of financial institutions that replaced the Company’s previous $250 million credit facility. The credit facility consists of a $140 million term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 250 basis points or 7.375% at December 31, 2007) and a $40 million revolving credit facility bearing interest when drawn at a variable rate plus a margin (LIBOR plus 250 basis points, or 7.375% at December 31, 2007) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility. Undrawn amounts under the letters of credit issued through this facility as of December 31, 2007, carry an annual fee of 2.625%. Both the margin on the revolving credit facility and the letter of credit fee adjust contractually based on the Company’s leverage ratio, as defined. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced on August 31, 2004.
     As of December 31, 2007, the Company has $98.3 million outstanding under the term loan facility. At December 31, 2007 and 2006, the Company had obtained letters of credit in the amount of $19.7 million and $17.5 million, respectively, as partial surety for certain of its long-term reclamation obligations, which reduced amounts available under the revolving credit facility to $20.3 million at December 31, 2007, and $22.5 million at December 31, 2006.
     The credit facility requires as prepayments 50% of the Company’s annual excess cash flow (as defined in the credit agreement), plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Such prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The Company’s term loan facility, as most recently amended on November 5, 2007, allows the Company to choose between LIBOR loans of various maturities plus a spread of 2.50% or alternate base rate loans plus a spread of 1.50%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 7.25% at December 31, 2007. The alternate base rate applies only to that portion of the term loan facility in any period for which the Company has not elected to use LIBOR contracts. Substantially all the property and assets of the Company are pledged as security under the credit facility.
     In accordance with the terms of the credit facility, the Company was required to remit 25% of the net proceeds from sales of palladium received in the 2003 Norilsk Nickel transaction to prepay its term loan facility. The program to sell this palladium was completed during the first quarter of 2006. Term loan prepayments attributable to these palladium sales totaled $9.1 million during 2006; there were no corresponding prepayments during 2007.
     On January 31, 2006, the Company completed Amendment No. 1 to the credit facility that reduced the interest rate spread over LIBOR on the term loan to 225 basis points from 325 basis points and increased the threshold LIBOR at which interest rate hedging would be required to 5.50%.
     In response to notice from the credit facility lenders, on July 28, 2006, the Company entered into an interest rate swap agreement that had the effect of fixing the interest rate on $50 million of the Company’s outstanding term loan debt through December 31, 2007. The effective fixed rate of the interest rate swap was 7.628%. The Company elected not to account for this as a cash flow hedge and accordingly recorded a credit to interest expense during 2007 of $7,600 and additional interest expense of $89,000 in 2006. This interest rate swap terminated on December 31, 2007.
     On November 5, 2007, the Company entered into Amendment No. 2 to the credit facility, which increased the interest rate spread over LIBOR on the term loan to 250 basis points from 225 basis points. This amendment also increased the permitted level of capital expenditures under the credit agreement in years 2007 through 2009 from $81 million per year to $95 million per year and authorized up to an additional $25 million over and above these limits for the installation of a second smelter furnace at the Company’s processing facilities in Columbus, Montana. The amendment also clarified the definition of debt in the credit agreement and authorized the Company to increase its contractual palladium sales commitments up to the equivalent of 120% of the Company’s annual mined palladium production, with the excess to be supplied from recycling or other sources.

     As of December 31, 2007 and 2006, $1.0 million of the Company’s debt was classified as a current liability representing that portion of the term loan facility expected to be paid under this arrangement during the succeeding twelve months.
     Covenants in the credit facility include restrictions on the Company’s ability to: (1) incur additional indebtedness; (2) pay dividends or redeem capital stock; (3) grant liens; (4) make investments, acquisitions, dispositions or enter into mergers; (5) enter into transactions with affiliates; (6) make capital expenditures; (7) refinance or prepay subordinated debt; (8) change the nature of the Company’s business or cease operations at the principal operating properties; and (9) enter into commodity hedging for volumes in excess of expected production. The Company is also subject to financial covenants including a Debt to EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) ratio, a Debt Service Coverage Ratio, annual limits on capital expenditures and a minimum liquidity requirement. Except as already noted, these covenants were not affected by either amendment.
     Aside from failure to meet financial covenants, other events of default under the credit facility include: (1) a cross-default provision linked to default under other material indebtedness of the Company; (2) any material modification to the life-of-mine plans, absent lender consent; (3) a change of control of the Company, subject to certain exceptions, and (4) any material breach by a counterparty to a material sales contract or any unapproved modification or termination of such a sales contract. At December 31, 2007, the Company was in compliance with all of its covenants under the credit facility.
     The following is a schedule by year of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility, as of December 31, 2007, without regard to prepayments required to be offered out of excess cash flow, or paid at the Company’s discretion:

Credit Facility
Scheduled Repayments
Year ended	(in thousands)
2008	$1,019
2009	1,019
2010	96,305

Total	$98,343

PGM SALES AND HEDGING ACTIVITIES
Mine Production
     Palladium, platinum, rhodium and gold are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined PGMs in sponge-form are transferred upon sale from the Company’s account at third-party refineries to the account of the purchaser. By-product metals generally are sold at market price to customers, brokers or outside refiners.
     During 1998, the Company entered into three long-term sales contracts with its customers that contain guaranteed floor prices for metal delivered from mine production. In late 2000 and in 2001, the Company amended these contracts to extend the terms and to modify the pricing mechanisms. One of these contracts expired at the end of 2006 and was not extended. Another contract was amended and renegotiated during 2007, and the third is scheduled to remain in force through 2010. The amended and renegotiated contract, originally slated to expire in early 2008, includes a new, higher floor price, additional sourcing flexibility for the Company, and extends through 2012. Under the contracts, the Company currently has committed 100% of its palladium production and 70% of its platinum production through 2010. After 2010, at least 20% of the Company’s mine production of palladium is committed through 2012. Metal sales not affected by the floor prices are priced at a slight discount to market. The remaining mine production of platinum is not committed under these contracts and remains available for sale at prevailing market prices.

     The following table summarizes the average floor and ceiling price structures for the two remaining long-term sales contracts related to mine production. The first two columns for each commodity represent the percent of total mine production that is subject to floor prices and the weighted average floor price per ounce. The second two columns for each commodity represent the percent of total mine production that is subject to ceiling prices and the weighted average ceiling price per ounce.

	PALLADIUM				PLATINUM
	Subject to		Subject to		Subject to		Subject to
	Floor Prices		Ceiling Prices		Floor Prices		Ceiling Prices
	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling
Year	Production	Price	Production	Price	Production	Price	Production	Price
2008	100%	$360	20%	$975	70%	$425	14%	$850
2009	100%	$364	20%	$975	70%	$425	14%	$850
2010	100%	$360	20%	$975	70%	$425	14%	$850
2011	20%	$300	—	—	—	—	—	—
2012	20%	$300	—	—	—	—	—	—
     Metal delivery commitments under the long-term sales agreements generally fluctuate based upon percentages of actual mine production, with discretionary sourcing flexibility for any additional quantities. The contracts also contain termination provisions that allow the purchasers to terminate in the event the Company breaches certain provisions of the contract and the Company fails to cure the breach within periods ranging from 10 to 30 days of notice by the purchaser. The long-term sales contracts qualify for the normal sales exception as provided in Statement of Financial Accounting Standard (SFAS) No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, in SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Consequently, they are not subject to the accounting requirements of SFAS No. 133 because they require physical delivery and do not settle net. The floors and ceilings embedded within the long-term sales contracts have economic characteristics and risks clearly and closely related to the economic characteristics and risks of the host contracts and so are treated as part of the host contract, not as separate derivative instruments, as provided in SFAS No. 133.
     The Company has historically entered into derivative contracts and hedging arrangements from time to time to manage the effect on the Company’s cash flow of fluctuation in the price of palladium and platinum from mine production. Hedging activities consist of “fixed forwards” for future delivery of specific quantities of PGMs at specific prices, and “financially settled forwards” that provide for net cash settlement of forward sales. Gains or losses can occur as a result of hedging strategies if the derivative contracts ultimately settle at prices above or below market. The Company recorded offsets to revenue in 2007 totaling $31.7 million for fixed forward and financially-settled forward contracts that settled below market price during 2007. Corresponding hedging offsets to revenue recorded in 2006 and 2005 totaled $31.1 million and $8.0 million, respectively. The unrealized loss related to financially-settled forwards for mine production, representing the difference between the contract price and an estimated future market price for the remaining 15,000 ounces of open platinum hedging contracts that have not yet settled, was $6.5 million at year-end 2007. All such hedging transactions remaining open at December 31, 2007 will settle at various periods by June 2008. See Note 4 “Derivative Instruments” to the Company’s 2007 audited financial statements for further information.
Recycling Activities
     The Company regularly enters into fixed forward sales and financially settled forward sales related to recycling of catalysts. Prior to April 2006, the fixed forward sales transactions were accounted for as cash-flow hedges. Subsequently, the fixed forward transactions have not been accounted for as derivatives as they qualify for the normal sales exemption provided in SFAS No. 133, as discussed above. Metals from processing recycled materials are sold forward at the time the material is purchased and they are delivered against the forward sales contracts when the ounces are recovered.
     With the increased sourcing flexibility under the automotive sales agreement that was amended and renegotiated in August of 2007, the Company generally has elected to fulfill a portion of its delivery commitments under the amended contract out of recycled palladium. Consequently, a portion of the Company’s palladium from recycling has been priced using financially settled forward sales, which allow the Company both to price the metal forward and to take delivery of the metal upon its release from the final refiner. Because these financially settled forward sales inherently settle net, they are not eligible for the normal sales exemption under the provisions of SFAS No. 133, as amended. The Company has elected not to designate these financially settled forward sales as hedges. Changes in fair value of these financially settled forwards at the end of each accounting period are reflected in recycling revenue.
     All of the Company’s recycling forward sales transactions open at December 31, 2007, will settle at various periods through June 2008. See Note 4 “Derivative Instruments” to the Company’s 2007 audited financial statements for further information. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s contract prices by more than a predetermined margin limit. As of December 31, 2007, no such margin deposits were outstanding or due.
Other activities
     The Company makes other open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $15.4 million and $33.4 million on approximately 43,800 ounces of palladium and 41,800 ounces of PGMs (2,500 ounces of platinum, 33,000 ounces of palladium and 6,300 ounces of rhodium) that were purchased in the open market and re-sold for the years ended December 31, 2007 and 2006, respectively.
Palladium acquired in connection with Norilsk Nickel transaction
     The Company entered into sales agreements during the first quarter of 2004 to sell the palladium received in the 2003 stock purchase transaction with Norilsk Nickel. Under these agreements, the Company sold approximately 36,500 ounces of palladium per month, beginning in February of 2004 at a slight volume discount to market price. Additionally, under one of these agreements, the Company was committed to provide 3,250 ounces of platinum and 1,900 ounces of rhodium per month, also at a slight discount to market price. This sales program was completed, and the associated sales agreements terminated, during the first quarter of 2006.
TITLE AND ROYALTIES
     The Company holds 995 patented and unpatented lode or millsite claims covering approximately 16,000 acres along the apex of the J-M Reef mineral zone and on adjacent federal lands utilized for the Company’s operations facilities. The Company believes that approximately 130 of these claims cover 100% of the known apex of the J-M Reef. The Company’s remaining unpatented claims either adjoin the apex of the J-M Reef or secure sites for surface operations. Prior to the federal moratorium on processing new applications for mining claim patents, the Company had leasehold control on one patented claim under the Mouat Agreement, had been granted patents on 34 of its own claims (a combined total of 735 acres), and had 33 patent applications pending on 135 additional mining claims covering an area of 2,249 acres. The applications included claims owned directly by the Company or held by the Company in leasehold. During the fourth quarter of 2001, 31 new patents were issued to the Company for 126 mining claims covering 2,126 acres. At year-end 2001, patents had been issued for all submitted applications involving the claims owned directly by the Company. In a decision dated April 30, 2002, the Montana State Office of the Bureau of Land Management (BLM) rejected two mineral patent applications submitted prior to July 13, 1993 covering 123 acres in 9 mining claims held by the Company in leasehold under the Mouat Agreement. The Company joined with the Mouat interests in appealing the BLM decision to the U.S. Department of the Interior Board of Land Appeals (IBLA). On April 25, 2005, Administrative Judges for the IBLA ruled in favor of the Mouat Interests’ and Company’s appeal and remanded the cases to the BLM with instruction to issue the pending patents. As of the date of this filing, the Certificates of Patent had not yet been issued; however, the Company considers the matter resolved and expects the patents to be granted in due course. The Company presently maintains 825 active unpatented mining and millsite claims. Unpatented mining claims may be located on lands open to mineral appropriation and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and such claims are more commonly subject to challenges of third parties, regulatory or statutory changes, or contests by the federal government. The validity of an unpatented mining claim or millsite claim, in terms of establishing and maintaining possessory rights, depends on strict compliance with a complex body of federal and state statutory and decision law regarding the location, qualifying discovery of valuable minerals, occupancy and beneficial use by the claimant.
     Of the Company’s 995 controlled claims, 869 are subject to royalties, including 711 subject to a 5% net smelter royalty payable to Franco Nevada U.S. Corporation (formerly Newmont Capital Limited), 56 subject to a 0.35% net smelter royalty payable to the Mouat family, and 102 subject to both royalties. During 2007, 2006 and 2005, the Company incurred royalty expenses of $15.7 million, $14.5 million and $8.7 million, respectively. At December 31,

2007, 100% of the Company’s proven and probable ore reserves were secured by either its control of 161 patented mining claims or the 9 current first-half certified claims pending final action under the April 2005 appeal ruling by the IBLA. Processing facilities at the East Boulder Mine are situated on 127 validated unpatented millsite claims.
SAFETY
     Mining operations are conducted at the Stillwater Mine and at the East Boulder Mine and involve the use of heavy machinery and drilling and blasting in confined spaces. The pursuit of safety excellence at the Company continues with the utilization since 2001 of the Company’s “G.E.T. (Guide, Educate and Train) Safe” safety and health management systems. Efforts are focused on accident prevention, seeking safer methods of mining and increased employee awareness and training. Areas of specific focus include enhanced work place examinations, joint union and management safety committees, critical task analysis, loss control representatives who are part of the mining workforce and implementation of measurable safety standards. Employee-led focus teams have been successful in solving many safety related challenges. The Company continues to use focus teams to address specific safety and health related issues. The Company has partnered with MSHA on several occasions for purposes of education, training, research, and technology sharing. Several breakthrough results have resulted from this partnership. Most noteworthy are the completion of a jointly created training seminar for MSHA inspectors and Company supervisors and cooperative study and research efforts for reducing employee exposures to noise and diesel particulate matter.
     During 2007, continued focus on improving Company safety performance resulted in an overall Company reportable accident incidence rate reduction for employees of 6.5% from 2006. This equates to a 73% reduction in incidence rates for Company employees since the inception of the “G.E.T. Safe” safety management systems in 2001. During 2006, the mill at the East Boulder Mine received the Department of Labor’s “Sentinels of Safety” Award for outstanding safety performance. The metallurgical complex in Columbus, Montana, continued to maintain a low incidence rate while being recognized by the Montana Department of Labor and Occupational Safety and Health Administration (OSHA) as a leader in workplace safety. In May of 2007, the Company’s base metal refinery in Columbus, Montana was recognized for eleven years of operation without a lost-time accident; this accident-free record subsequently has continued through the end of 2007. The analytical laboratory achieved six years of operation without a lost-time accident during 2007.
     The smelter and base metal refinery continue to participate in and support the Montana Department of Labor’s Safety and Health Achievement Recognition Program (“SHARP”). Both the smelter and the base metal refinery have received SHARP recognition numerous times. The Company’s laboratory received the SHARP award in 2005 but thereafter was deemed ineligible for further participation in the program due to its Standard Industrial Classification (SIC). Following a recent regulatory change, it will again be eligible in 2008 to participate along with the smelter and base metal refinery in the SHARP program.
     The SHARP program recognizes employers who have demonstrated exemplary achievements in workplace safety and health. By meeting the SHARP inspection requirements, these facilities may be exempt from general OSHA inspections for one year. During 2007, employee participation and involvement was further enhanced through the continued implementation of internal safety auditing processes.
EMPLOYEES
     As of December 31, 2007 and 2006, the Company had 1,625 and 1,719 employees, respectively, in the following areas:

	Number of
	Employees at
SITE	December 31,
	2007	2006
Stillwater Mine	845	972
East Boulder Mine	551	523
Smelter and Refinery Complex	161	156
Columbus and Billings Administrative Support	68	68

Total	1,625	1,719

     All of the Company’s hourly employees at the Stillwater Mine, the East Boulder Mine, the smelter and the base metal refinery are represented by the United Steelworkers of America. The Company is party to a new four-year labor agreement effective July 17, 2007, that covers substantially all hourly workers at the Stillwater Mine, the smelter and the base metal refinery and provides for annual wage increases of approximately 3.5% per annum. Separately, the three-year contract covering all hourly workers at the East Boulder Mine that took effect on July 10, 2005, is due to expire on July 1, 2008. See “Business and Properties — Risk Factors.”
REGULATORY AND ENVIRONMENTAL MATTERS
     General The Company’s business is subject to extensive federal, state and local government controls and regulations, including regulation of mining and exploration which could involve the discharge of materials and contaminants into the environment, disturbance of land, reclamation of disturbed lands, associated potential impacts to threatened or endangered species and other environmental concerns. In particular, statutes including, but not limited to, the Clean Air Act, the Clean Water Act, the Solid Waste Disposal Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act and the National Environmental Policy Act, impose permit requirements, effluent standards, air emission standards, waste handling and disposal restrictions and other design and operational requirements, as well as record keeping and reporting requirements, upon various aspects of mineral exploration, extraction and processing. In addition, the Company’s existing mining operations may become subject to additional environmental control and mitigation requirements if applicable federal, state and local laws and regulations governing environmental protection, land use and species protection are amended or become more stringent in the future. The Company is aware that federal regulation under the Solid Waste Disposal Act governing the manner in which secondary materials and by-products of mineral extraction and beneficiation are handled, stored and reclaimed or reused are subject to frequency review by the agencies which could affect the Company’s facility design, operations, and permitting requirements. See “Business and Properties — Risk Factors.”
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
     Generally, compliance with the above statutes requires the Company to obtain permits issued by federal, state and local regulatory agencies and to file various reports, monitor performance and keep records of its operations affecting the environment. Certain permits require periodic renewal or review of their conditions. The Company cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed. Non-renewal of permits or the imposition of additional conditions could have a material adverse effect on the Company’s financial condition and results of operations. See “Business and Properties — Risk Factors.”
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
     Permitting and Reclamation Operating Permits 00118 and 00149 issued by the Montana Department of State Lands encompass approximately 2,475 acres at the Stillwater Mine located in Stillwater County, Montana and 977 acres at the East Boulder Mine located in Sweet Grass County, Montana. The permits delineate lands that may be subject to surface disturbance. At present, approximately 437 acres have been disturbed at the Stillwater Mine, and 210 acres have been disturbed at the East Boulder Mine. The Company employs concurrent reclamation wherever feasible.
     Reclamation regulations affecting the Company’s operations are promulgated and enforced by the Hard Rock Bureau of the Montana Department of Environmental Quality (DEQ). The United States Forest Service (USFS) may impose additional reclamation requirements during the permitting process. For regulatory purposes, reclamation does not mean restoring the land to its pre-mining state. Rather, it means returning the post-mining land to a state which has stability and utility comparable to pre-mining conditions. Major reclamation requirements include stabilization and revegetation of disturbed lands, controlling storm water and drainage from portals and waste rock dumps, removal of roads and structures, treating and the elimination of process solutions, treatment and the elimination of mine water prior to discharge and visual aesthetics. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     In April 1996, the Company submitted a permit amendment application for the expansion of the Stillwater Mine. This expansion proposal included siting and construction of a new tailings impoundment and removal of the 2,000 tons of ore per day production cap. During 1997, as a result of this application, the Montana DEQ began preparation of an Environmental Impact Statement in order to assess the environmental impacts of the amendment. The Montana DEQ issued the final Environmental Impact Statement in 1998, subsequent to review of draft issuances and a public hearing. In November 1998, the Montana DEQ and the USFS issued the Record of Decision. There were no material changes from the original application.
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
     The Company’s environmental expenses were $2.9 million in 2007 and $2.3 million in 2006 and 2005. The Company had capital expenditures for environmental facilities during 2007, 2006 and 2005 of $0.8 million, $1.7 million and $0.7 million, respectively. The Company’s ongoing operating expenditures for environmental compliance are expected to total at least $2.8 million per year and will be expensed as incurred.
MMC NORILSK NICKEL INVESTMENT
     On June 23, 2003, the Company issued 45,463,222 new shares of its common stock to Norimet, a wholly-owned subsidiary of MMC Norilsk Nickel, a Russian joint stock company. The Company received consideration from Norimet consisting of $100.0 million in cash and 877,169 ounces of palladium valued at $148.2 million as of June 23, 2003. The aggregate value of the consideration was $248.2 million. The Company was required to use one-half of the cash proceeds to prepay its term loans and was required to offer one-half of any cash received from the sale of the palladium ounces as a prepayment of the previous credit facility. The previous credit facility was replaced in August of 2004, and, under the terms of the modified credit agreement, the Company was required to utilize 25% of the remaining cash proceeds received from the sale of these palladium ounces as a prepayment of the modified credit facility. See “Credit Agreement” above.

     On September 3, 2003, Norimet completed a cash tender offer to acquire 4,350,000 additional shares of the Company’s outstanding common stock. As of February 12, 2008, Norimet owned 49,813,222 shares or 53.9% of the Company’s outstanding common stock.
COMPETITION: PALLADIUM AND PLATINUM MARKET
GENERAL
     Palladium and platinum are rare precious metals with unique physical qualities that are used in diverse industrial applications and in the jewelry industry. The development of a less expensive alternative alloy or synthetic material with the same characteristics as PGMs could have a material adverse effect on the Company’s operations. Although the Company is unaware of any such alloy or material, there can be no assurance that none will be developed. Jewelry demand is influenced by a variety of external factors, including fashion trends, metal prices and the general state of the economy. Adverse changes in any of these factors could negatively affect the Company’s financial performance.
     The Company competes with other suppliers of PGMs, some of which are significantly larger than the Company and have access to greater mineral reserves and financial and commercial resources. Some significant suppliers of PGMs produce palladium and platinum as by-products of other production. See “Global Supply” below. New mines may open over the next several years, increasing supply. Furthermore, the volume of PGMs recovered through recycling scrap sources, mostly spent automotive and industrial catalysts, is growing rapidly. There can be no assurance that the Company will be successful in competing with these existing and emerging PGM producers. See “Business and Properties — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
GLOBAL DEMAND
     The unique physical qualities of PGMs include: (1) a high melting point; (2) excellent conductivity and ductility; (3) a high level of resistance to corrosion; (4) strength and durability; and (5) strong catalytic properties.
     Johnson Matthey has estimated that demand for palladium increased by approximately 2.1% to 6.61 million ounces during 2007. Their Platinum 2007 Interim Review Report published in November 2007 (Johnson Matthey or the Johnson Matthey report), anticipated that 2007 palladium demand would increase from 2006 usage due to strong demand growth in the automotive and electronics sectors, partially offset by lower purchases of palladium for jewelry.
     The largest application for palladium is in automotive catalytic converters. In 2006, this industry consumed approximately 3.2 million ounces (net of recycling), or about 50% of the worldwide palladium demand. Johnson Matthey estimates that net demand for palladium in catalytic converters increased slightly in 2007 to approximately 3.4 million ounces, or 52% of estimated 2007 worldwide palladium demand. Industrial demand for palladium includes applications in electronics and the chemical industry; Johnson Matthey indicates year-on-year demand for industrial palladium was roughly flat at about 1.5 million ounces. Johnson Matthey estimates that approximately 1.1 million ounces, or 17% of 2007 palladium demand, was consumed in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices. Jewelry demand for 2007 was projected by Johnson Matthey to decline by about 0.25 million ounces from the prior year to about 0.75 million ounces. The lower jewelry demand reflects Johnson Matthey’s view that significant quantities of palladium jewelry in China are being recycled into higher grade metal and so do not reflect new demand. They suggest that this jewelry recycling is likely to moderate in the future and that growth in the jewelry sector should resume at that point. Johnson Matthey also reported that dentistry continues to be a major user of palladium for gold-based dental alloys, and that dental demand remained flat at approximately 0.6 million ounces, or 9% of total palladium demand for 2007.
     According to Johnson Matthey, demand for palladium in the next several years is expected to continue growing, driven primarily by its use in catalytic converters to reduce harmful automobile emissions. They also discuss the continuing growth in diesel-fueled passenger cars which generally require a platinum-based catalytic converter technology. Over the past several years, as the pricing disparity between platinum and palladium has widened the use of palladium in diesel catalytic converters has increased steadily, and the palladium content probably ranges from 20% to 40% of the total PGMs in diesel catalytic converters being produced today. In the U.S., the automobile industry is required to comply with National Low Emission Vehicle standards that progressively decrease permitted automotive emission levels, including diesel emissions. Europe, China and Japan have adopted more stringent standards for the future as well. With growing concern for cleaner air, it is expected that greater attention to automobile emissions will continue.
     Johnson Matthey estimates that palladium supplied into the market, including sales out of Russian government inventories, exceeded demand by about 1.7 million ounces in 2007. Prices for palladium in 2007, based on London Metals Exchange afternoon postings, ranged from a high of $382 per ounce to a low of $320 per ounce and ended 2007 at $364 per ounce.

     Charts reproduced from the Johnson Matthey Platinum 2007 Interim Review. Consent to cite Johnson Matthey was neither sought nor obtained.
     Johnson Matthey anticipated that 2007 demand for platinum would rise by 2.9% from about 6.7 million ounces in 2006 to 6.93 million ounces in 2007. Platinum purchases by the autocatalyst sector (net of recycling volumes) were projected to rise during 2007 by almost 2.0% to 3.35 million ounces, driven principally by growth in diesel engine usage. Diesel car sales continue to climb in Europe, and regulation of emissions from both light and heavy-duty diesel vehicles is tightening worldwide.
     Jewelry demand for platinum in 2007 was expected to drop by about 1.5% to 1.6 million ounces, although Chinese purchases of platinum jewelry were projected to increase slightly, and U.K. and Swiss demand also remained relatively strong. Weaker 2007 demand for platinum jewelry was seen in North America and Japan.
     Industrial uses of platinum include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells. Johnson Matthey projects that industrial consumption of platinum during 2007 increased by about 2.9%, with particularly strong growth in electronics and petroleum catalysts.
     In Johnson Matthey’s view, the outlook for platinum demand remains driven primarily by the market for diesel catalytic converters, which is likely to continue growing in 2008 and beyond. Jewelry demand will continue to be challenged by high prices. Some continuing growth in investment demand is likely.
     Johnson Matthey estimates that platinum supplied to the market fell short of demand by about 0.27 million ounces in 2007. The price of platinum during 2007, based on London Metals Exchange afternoon postings, ranged from a high of $1,544 per ounce, reached on December 27, 2007, to a low of $1,118 on January 8, 2007, and closed the year trading at $1,530 per ounce. See “Business and Properties — Risk Factors.”

GLOBAL SUPPLY
     On the supply side, Johnson Matthey estimates that palladium from recycling of catalytic converters grew from about 800,000 ounces in 2006 to nearly 950,000 ounces in 2007. They also noted that palladium supplies in 2007 were bolstered by transfers of about 1.29 million ounces out of Russian government inventories in December of 2006 that Johnson Matthey regards as 2007 supply. Johnson Matthey acknowledges that, going forward, these Russian inventory sales constitute a significant uncertainty in projecting annual palladium supply, and assumes that these sales out of inventory are likely to continue at about this same level for the foreseeable future. The likely result is a continuing surplus in the supply of palladium that they expect will tend to moderate palladium prices. To date, they believe that this supply surplus is being absorbed by investment holdings.
     The leading global sources of palladium and platinum production are mines located in the Republic of South Africa and the Russian Federation. The Johnson Matthey report estimates that South Africa provided approximately 34% of the palladium and 78% of the platinum sold worldwide during 2007. The same report also estimates that the Russian Federation, as a by-product of nickel production from Norilsk Nickel and including sales out of government inventories, provided approximately 51% of the palladium and approximately 12% of the platinum worldwide in 2007 (see charts below).

     Charts reproduced from the Johnson Matthey Platinum 2007 Interim Review. Permission to reproduce was neither sought nor obtained.
     Supply numbers provided by Johnson Matthey are for metals entering the market and do not necessarily represent metals produced during the years shown. For palladium this constitutes a significant year-to-year difference due to substantial inventories held by the Russian Government, as well as those held by the auto companies and by speculators. For platinum this inventory effect is less significant, as inventories held by governments or private institutions have not been as material. According to Johnson Matthey, annual worldwide mine production of palladium for 2007 is estimated at 7.0 million ounces. Annual worldwide production of platinum for 2007 is estimated at 6.66 million ounces, down about 2% from 2006, mostly reflecting production and safety issues in South Africa.
     Johnson Matthey expects the overall supply of palladium will continue to rise in 2007 as a result of increased PGM supply from Russia. Norilsk Nickel in Russia has estimated production of approximately 3.0 million ounces of palladium in 2007 as a by-product of nickel mining. As already noted, Russian stockpile sales reportedly totaled about 1.29 million ounces of palladium in 2007. If Russian government stockpiles of palladium still exist and are extensive, and if they are disposed of in the market in significant quantities, the increased supply could depress future palladium prices. To the Company’s knowledge, no official information on Russian government inventories of palladium has been publicly disclosed.

     In addition to these sources, PGMs are recovered from automotive catalytic converters acquired from scrap dealers. A growing industry has developed in the collection and recovery of PGMs from scrap sources, including automotive catalytic converters, electronic and communications equipment and petroleum catalysts. Johnson Matthey estimates 2007 recoveries from recycling provided 945,000 ounces of palladium and 885,000 ounces of platinum.
PRICES
     Stillwater Mining Company’s revenue and earnings depend in part upon world palladium and platinum market prices. The Company has no direct control over these prices, which tend to fluctuate widely. The Company does have the ability to hedge prices, however, and is working to foster PGM demand growth by encouraging new uses for its products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue” and “Factors That May Affect Future Results and Financial Condition.” The volatility of palladium and platinum prices is illustrated in the following table of the London Metals Exchange afternoon postings of annual high, low and average prices per ounce since 1996. The accompanying charts also demonstrate this volatility. (See “Business and Properties — Risk Factors — Vulnerability to metals price volatility — Changes in supply and demand could reduce market prices,” in the following section.)

	PALLADIUM			PLATINUM
YEAR	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
1996	$144	$114	$128	$432	$367	$397
1997	$239	$118	$177	$497	$343	$396
1998	$419	$201	$284	$429	$334	$372
1999	$454	$285	$358	$457	$342	$377
2000	$970	$433	$680	$622	$414	$544
2001	$1,090	$315	$604	$640	$415	$529
2002	$435	$222	$338	$607	$453	$539
2003	$269	$148	$201	$840	$603	$691
2004	$333	$178	$230	$936	$767	$846
2005	$295	$172	$201	$1,012	$844	$897
2006	$404	$261	$320	$1,355	$982	$1,143
2007	$382	$320	$355	$1,544	$1,118	$1,303
2008*	$519	$364	$404	$2,180	$1,531	$1,742

*	(Through February 22, 2008)
AVAILABLE INFORMATION
     The Company’s Internet Website is http://www.stillwatermining.com. The Company makes available, free of charge, through its Internet Website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, corporate proxy statements, and any amendments to those reports, as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the Securities & Exchange Commission. These documents will also be provided free of charge in print, upon request.
RISK FACTORS
     Set forth below are certain risks faced by the Company.
VULNERABILITY TO METALS PRICE VOLATILITY-CHANGES IN SUPPLY AND DEMAND COULD REDUCE MARKET PRICES
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
     Over the last few years, the market price of palladium has been extremely volatile. After reaching a record high price level of $1,090 per ounce in January 2001, the price of palladium declined over a 27-month period until bottoming at a low of $148 per ounce in April 2003. Thereafter, the price gradually recovered, posting a high of $333 per ounce in April of 2004 and then declined again, rose to $404 per ounce in May of 2006, and closed 2007 at about $364 per ounce. At

February 22, 2008, the market price of palladium (based on the London Metal Exchange afternoon fixing) was $506 per ounce.
     The market price of platinum increased from $480 per ounce early in 2002 to $859.50 per ounce at December 31, 2004, and was $965 per ounce at December 31, 2005, $1,118 per ounce at December 31, 2006 and $1,530 per ounce at December 31, 2007. On February 22, 2008, the London Metal Exchange afternoon fixing for platinum was $2,155 per ounce.
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
     Reductions in PGM prices would adversely impact the Company’s revenues, profits and cash flows. Protracted periods of low metal prices could significantly reduce revenues and the availability of required development funds, particularly after the Company’s supply contracts expire in 2010 and 2012, to levels that could cause portions of the Company’s ore reserves and production plan to become uneconomic. This could cause substantial reductions to PGM production or suspension of mining operations. See “Business and Properties — Competition: Palladium and Platinum Market” for further explanation of these factors.
     Extended periods of high PGM market prices, such as have been experienced recently, generally are beneficial to the Company’s current financial performance. However, strong PGM prices also create economic pressure to identify or create alternate technologies that ultimately could depress future long-term demand for PGMs. Similarly, markets for PGM jewelry are primarily driven by discretionary spending that tends to decline during periods of high prices and may drive the industry toward developing new, more affordable jewelry materials. See “Risk Factors — Users of PGMs May Reduce Their Consumption and Substitute Other Materials for Palladium and Platinum” for additional discussion of this risk.
THE COMPANY DEPENDS UPON A FEW CUSTOMERS AND ITS SALES AND OPERATIONS COULD SUFFER IF IT LOSES ANY OF THEM
     The Company is party to long-term sales contracts with Ford Motor Company and General Motors Corporation for palladium and platinum produced from its mines. The Company has entered into financially settled forward sales for a portion of future sales from its mine production. The Company also enters into fixed forward sales and financially settled forward contracts for metal produced from recycling of catalysts, normally at the time the catalyst material is purchased. The Company’s revenues for the year ended December 31, 2007, were comprised 45% from mine production, and 53% from recycling activities. For more information about these sales contracts, see “Business and Properties — Current Operations — PGM Sales and Hedging Activities”. For additional discussion of hedging risks, see “Risk Factors — Hedging and Long-term Sales Contracts Could Limit the Realization of Higher Metals Prices.”
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
     Beginning in the third quarter of 2005, the major U.S. bond rating agencies downgraded the corporate ratings of Ford Motor Company and General Motors Corporation, the two customers represented under the Company’s long-term sales contracts. As a result, the debt of these companies no longer qualifies as investment grade. The Company’s business is substantially dependent on its contracts with Ford and General Motors, particularly when the average floor price under these contracts is greater than the current market price of palladium. Under applicable law, these contracts may be void or voidable if Ford or General Motors were to become insolvent or file for bankruptcy. The loss of either of these contracts could require the Company to sell at prevailing market prices, which might expose it to lower metal prices as compared to the floor prices under the contracts. In addition, under the Company’s credit facility, a default by Ford or General Motors or the termination of these contracts could prohibit additional loans or require the immediate repayment of outstanding loans. Thus, termination of these contracts could have a material adverse effect on the Company.
     For the Company’s fixed forward sales related to recycling of catalysts, the Company is subject to the customers’ compliance with the terms of the contracts, their ability to terminate or suspend the contracts and their willingness and ability to pay. The loss of any of these contracts or failure of a counterparty to perform could require the Company to sell or purchase the metal in the open market, which could have a negative effect on the Company.

FAILURE TO RENEW LONG-TERM SALES CONTRACTS FOR OUNCES PRODUCED FROM MINE PRODUCTION COULD RESULT IN CURTAILMENT OR CLOSURE OF OPERATIONS
     During 1998, the Company entered into long-term sales contracts with Ford Motor Company and General Motors Corporation, which, when combined, represented about 44% of the Company’s 2007 revenues. The Company also entered into a sales agreement with Mitsubishi Corporation, which expired at the end of 2006 and was not renewed. The contracts collectively apply to ounces produced from the Company’s mine production through December 2012. Under the contracts, the Company currently has committed 100% of its mined palladium production and 70% of its mined platinum production through 2010. Metal sales are priced at a modest discount to market, with floor and ceiling prices that apply to all or a portion of the sales. Accordingly, the Company benefits if the market price drops below the floor price of the contract but is unable to realize the full market price if the market price exceeds the ceiling price of the contract. The remaining two contracts will expire in 2010 and 2012. Once all these contracts expire, if they are not renewed or replaced with contracts having similar provisions, the Company will be directly dependent on PGM market prices, without the price protection or risk due to the floors and ceilings of the long-term contracts. Should the Company be unable to renew these sales contracts, and the market price of PGMs proves insufficient to cover the Company’s operating and capital costs of production, then the Company’s operations might have to be curtailed, suspended or closed.
THE COMPANY IS A RELATIVELY HIGH COST PRIMARY PRODUCER
     The Company’s products compete in a global market place with the products of other primary producers of PGMs. In many cases, these primary producers mine ore reserves with a higher ratio of platinum to palladium than the Company and as a result enjoy higher average realizations per ounce than Stillwater Mining Company. The Company also competes with mining companies that produce PGMs as a by-product of their primary commodity, principally nickel.
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
ACHIEVEMENT OF THE COMPANY’S PRODUCTION GOALS IS SUBJECT TO UNCERTAINTIES
     Based on the complexity and uncertainty involved in operating underground mines, it is difficult to provide accurate production and cost forecasts. The Company cannot be certain that either the Stillwater or East Boulder Mine will achieve the production levels forecasted or that the expected operating cost levels will be achieved or that funding will be available from internal and external sources in necessary amounts or on acceptable terms to continue the necessary development work. Failure to achieve the Company’s production forecast would negatively affect the Company’s revenues, profits and cash flows. The reduction in financial performance could also affect certain covenants under the Company’s credit facility. As the extent of underground operations continues to expand at depth and horizontally, it is likely that operating costs will increase unless employee productivity is increased commensurately. Also, as additional underground infrastructure is constructed, amortization expense may increase unless additional ore reserves are identified. Such increased costs could adversely affect the Company’s profitability.
     The East Boulder Mine commenced commercial operations in 2002 and has never reached its original planned 2,000 ton-per-day operating rate. As a result, production costs per ounce at East Boulder Mine are significantly higher than originally expected. The Company has put in place an operating plan that is intended to reduce production costs at both the East Boulder and Stillwater Mines, However, there can be no assurance that this plan will be implemented effectively, and actual production, cash operating costs and economic returns achieved in the future may differ significantly from those currently estimated or those established in future studies and estimates. At the East Boulder Mine, the total cash costs per PGM ounce (a non-GAAP measure) increased to $403 in 2007 from $326 in 2006.
     During 2007, the Company implemented a change in work schedules at the Stillwater Mine that ultimately resulted in the departure of many of its most skilled miners. The Company has an aggressive new-miner training program in place that is intended to develop new, highly skilled miners internally. However, the average skill level and associated productivity of the mining workforce at Stillwater Mine declined with the loss of the more experienced miners and realistically it will take time to rebuild the overall mine productivity. There is no assurance that this increased productivity will develop as quickly as the Company expects, and consequently the Company may not be able to achieve its production goals. See “Risk Factors — Limited Availability of Additional Mining Personnel and Uncertainty of Labor Relations May Affect the Company’s Ability to Achieve Its Production Targets” below for further discussion of this and related issues.
ORE RESERVES ARE VERY DIFFICULT TO ESTIMATE AND ORE RESERVE ESTIMATES MAY REQUIRE ADJUSTMENT IN THE FUTURE; CHANGES IN ORE GRADES, MINING PRACTICES AND ECONOMIC FACTORS COULD MATERIALLY AFFECT THE COMPANY’S PRODUCTION AND REPORTED RESULTS
     Ore reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from limited drilling, which may prove unreliable. Reported ore reserves are comprised of a proven component and a probable component. (See Glossary for definitions.) For proven ore reserves, distances between samples range from 25 to 100 feet, but are typically spaced at 50-foot intervals both horizontally and vertically. The sample data for proven ore reserves consists of survey data, lithological data and assay results. The Company enters this data into a 3-dimensional modeling software package, where the data is analyzed to produce a 3-dimensional solid block model of the resource. The assay values are further analyzed by a geostatistical modeling technique (kriging) to establish a grade distribution within the 3-dimensional block model. Dilution is then applied to the model and a diluted tonnage and grade is calculated for each block.
     Probable ore reserves are based on longer projections, up to a maximum radius of 1,000 feet beyond the limit of existing drill hole sample intercepts of the J-M Reef obtained from surface and underground drilling. Statistical modeling and established continuity of the J-M Reef as determined from results of mining activity to date support the Company’s technical confidence in estimates of tonnage and grade over this projection distance. Where appropriate, projections for the probable ore reserve determination are constrained by any known or anticipated restrictive geologic features. The probable ore reserve estimate of tons and grade is based on the projection of factors calculated from adjacent proven ore reserve blocks or from diamond drilling data where available. The factors consist of a probable area, proven yield in tons per foot of footwall lateral, average grade and percent mineable. The area is calculated based on projections up to a maximum of 1,000-feet; the proven yield (in tons per foot of footwall lateral) and grade are calculated based on long-term proven ore reserve results in adjacent areas; and the percent mineable is calculated based on long-term experience from actual mining in adjacent areas. Contained ounces are calculated based on area divided by 300 (square feet) times proven yield in tons per foot of footwall lateral times grade (ounces per ton) times percent mineable (%). As a result, probable ore reserve estimates are less reliable than estimates of proven ore reserves. Both proven and probable ore reserve projections are limited by certain modifying factors, including geologic evidence, economic criteria and mining constraints.
     Actual period-to-period conversion of probable ore reserves to proven ore reserves may result in increases or decreases to the total reported amount of ore reserves. Conversion, an indicator of the success in upgrading probable ore reserves to proven ore reserves, is evaluated annually as described under “Ore Reserves” on page 9. Conversion rates are affected by a number of factors, including geological variability, applicable mining methods and changes in safe mining practices, economic considerations and new regulatory requirements.
     The following table illustrates the conversion rates of probable to proven ore reserve tons realized by year from 1997 through 2007:

Year ended
December 31,	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
(in percent)
Stillwater Mine	68	94	101	62	52	71	104	111	66	150	163
East Boulder Mine (1)	107	91	110	125	86	91	88	*	*	*	*

(1)	East Boulder Mine commenced full-time commercial production on January 1, 2002.

     Ore reserve estimates are expressions of professional judgment based on knowledge, experience and industry practice. The Company cannot be certain that its estimated ore reserves are accurate, and future conversion and production experience could differ materially from such estimates. Should the Company encounter mineralization or formations at any of its mines or projects different from those predicted by drilling, sampling and similar examinations, reserve estimates may have to be adjusted and mining plans may have to be altered in a way that might adversely affect the Company’s operations. Declines in the market prices of platinum group metals may render the mining of some or all of the Company’s ore reserves uneconomic. The grade of ore may vary significantly from time to time and between the Stillwater Mine and the East Boulder Mine, as with any mining operation. The Company cannot provide assurance that any particular quantity of metal may be recovered from the ore reserves. Moreover, short-term factors relating to the ore reserves, such as the availability of production workplaces, the need for additional development of the orebody or the processing of new or different ore types or grades, may impair the Company’s profitability in any particular accounting period.
AN EXTENDED PERIOD OF LOW PGM PRICES COULD RESULT IN A REDUCTION OF ORE RESERVES AND A POTENTIAL ASSET IMPAIRMENT WRITEDOWN
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
     In the future, were the Company to experience a prolonged period of low PGM prices adversely affecting the determination of ore reserves, the Company could face an impairment adjustment. Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between projections and actual outcomes for key factors such as PGM prices, recoverable ounces, and/or the Company’s operating performance could have a material effect on the Company’s ability to recover the carrying amounts of its long-lived assets, potentially resulting in impairment charges in the future. The Company has estimated that the combined long-term PGM market price level below which ore reserves start to be constrained economically is about $454 per ounce. See “Business and Properties — Ore Reserves — Discussion” for a chart demonstrating this.
USERS OF PGMS MAY REDUCE THEIR CONSUMPTION AND SUBSTITUTE OTHER MATERIALS FOR PALLADIUM AND PLATINUM
     High PGM prices may lead users of PGMs to substitute other materials for palladium and platinum or to reduce the amounts they consume. The automobile, jewelry, electronics and dental industries are the largest sources of palladium demand. All of these applications are sensitive to prices. In response to supply concerns and high market prices for palladium, some automobile manufacturers in the past have sought alternatives to palladium and so reduced their palladium purchases. There has been some substitution of other metals for palladium in the automobile, electronics and dental applications. High platinum prices likewise tend to reduce demand by driving users toward alternative metals. The principal demand for platinum is in the automobile and chemical industries and for jewelry. Substitution in all of these industries may increase significantly if PGM market prices rise or if supply becomes unreliable. Significant substitution for any reason, in the absence of alternative uses for PGMs being identified, could result in a material and sustained PGM price decrease, which would negatively affect the Company’s revenues and profitability.
     High PGM prices also drive users toward ever more efficient utilization of PGMs. In the past, the development of new flow geometries and substrate configurations have resulted in “thrifting down” the amount of PGMs in catalytic converters required to meet emission standards. Recently, apparently in response to high PGM prices, producers have announced new nanotechnology applications that may allow further significant reductions in the volume of PGMs required in each catalytic converter. These emerging applications could tend to drive down PGM demand in the future and result in lower PGM prices.

IF THE COMPANY IS UNABLE TO OBTAIN SURETY COVERAGE TO COLLATERALIZE ITS RECLAMATION LIABILITIES, OPERATING PERMITS MAY BE AFFECTED
     The Company is required to post surety bonds, letters of credit, cash or other acceptable financial instruments to guarantee the future performance of reclamation activities at the Stillwater and East Boulder Mines. As a result of reduced liquidity in the surety bond market, the total bonding capacity of the U.S. insurance industry has declined in recent years. In addition, the State of Montana is likely to increase the required bonding levels at the Company’s mining operations beginning in 2008. The surety amount in place at the East Boulder Mine was $13.7 million at the end of 2007, comprised of $6.2 million of surety bonds and a $7.5 million letter of credit. At December 31, 2007, the Stillwater Mine carried reclamation bonds totaling $9.0 million, an amount that is expected to increase substantially in the future. In the event that increased bonding requirements are imposed and the Company is unable to obtain the required bonds or otherwise provide acceptable surety, the ability to operate under existing operating permits could be adversely affected, which could have a significant adverse affect on the Company’s operations.
MINING RISKS AND POTENTIAL INADEQUACY OF INSURANCE COVERAGE — THE COMPANY’S BUSINESS IS SUBJECT TO SIGNIFICANT RISKS THAT MAY NOT BE COVERED BY INSURANCE
Underground mining and milling, smelting and refining operations involve a number of risks and hazards, including:
•	unusual and unexpected rock formations affecting ore or wall rock characteristics,
•	ground or slope failures,
•	cave-ins, ground water influx and other mining or ground-related problems,
•	environmental hazards,
•	industrial accidents,
•	organized labor disputes or work slow-downs,
•	metallurgical and other processing, smelting or refining problems,
•	wild fires, flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of God,
•	mechanical equipment failure and facility performance problems, and
•	availability and cost of critical materials, equipment and skilled manpower.
     Such risks could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining or processing, monetary losses and possible legal liability. Several fatal accidents and other non-fatal serious injuries have occurred at the Company’s mines since operations began in 1986. Future industrial accidents or occupational disease occurrences could have a material adverse effect on its business and operations. The Company cannot be certain that its insurance will cover certain of the risks associated with mining or that it will be able to maintain insurance to cover these risks at economically feasible premiums. The Company might also become subject to liability for environmental damage or other hazards which may be uninsurable or for which it may elect not to insure because of premium costs or commercial impracticality. Such events could result in a prolonged interruption in operations that would have a negative effect on the Company’s ability to generate revenues, profits, and cash flow.
HEDGING AND LONG-TERM SALES CONTRACTS COULD LIMIT THE REALIZATION OF HIGHER METAL PRICES
     The Company enters into derivative contracts and other hedging arrangements from time to time in an effort to reduce the negative effect of price changes on its cash flow. These arrangements typically consist of contracts that require the Company to deliver specific quantities of metal, or to financially settle the obligation in the future at specific prices. The Company may also hedge pricing through the sale of call options and the purchase of put options. See “Business and Properties — Current Operations — PGM Sales and Hedging Activities” for a discussion of the Company’s hedge positions. While hedging transactions are intended to reduce the negative effects of price decreases, they have also prevented the

Company at times from benefiting fully from price increases. If PGM prices are above the price at which future production has been hedged, the Company will experience an opportunity loss upon settlement.
     The Company has entered into long-term sales contracts that provide a floor price and a ceiling price for sales of a portion of its production. To the extent PGM prices exceed the ceiling price of the sales contracts, the Company will not receive full market price at the time of sale. For a description of these contracts, see “Business and Properties — Current Operations — PGM Sales and Hedging Activities”.
CHANGES TO REGULATIONS AND COMPLIANCE WITH REGULATIONS COULD INCREASE COSTS AND CAUSE DELAYS
     The Company’s business is subject to extensive federal, state and local environmental controls and regulations, including regulations associated with the implementation of the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Metals Mines Reclamation Act and numerous permit stipulations as documented in the Record of Decision for each operating entity. This body of laws is continually changing and, as a general matter, is becoming more restrictive. Compliance with these regulations requires the Company to obtain permits issued by federal, state and local regulatory agencies. Certain permits require periodic renewal and/or review of the Company’s performance. The Company cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed. Nonrenewal of permits or the imposition of additional conditions could eliminate or severely restrict the Company’s ability to conduct its operations. See “Business and Properties — Current Operations — Regulatory and Environmental Matters”.
     Compliance with existing and future environmental laws and regulations may require additional control measures and expenditures, which the Company cannot reasonably predict. Environmental compliance requirements for new or expanded mining operations may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. Expansion may require new environmental permitting at the Stillwater Mine and mining and processing facilities at the East Boulder Mine. Private parties may pursue legal challenges of the Company’s permits. See “Business and Properties — Current Operations — Regulatory and Environmental Matters”.
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
     The Company’s mining operations are located adjacent to the Absaroka-Beartooth Wilderness Area and are approximately 30 miles north of Yellowstone National Park. While the Company works closely and cooperatively with local environmental organizations and the United States Forest Service, there can be no assurance that future political or regulatory efforts will not further restrict or seek to terminate the Company’s operations in this sensitive area.
     On May 20, 2006, new federal regulations went into effect that in May of 2008 will tighten the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners from the current level of 308 μg/m3 of elemental carbon to a new limit of 160 μg/m3 of total carbon. Appropriate measurement methods and emission control standards do not yet exist that would ensure compliance in the Company’s mining environment with this new standard. The Company is aggressively exploring existing technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with MSHA, the National Institute for Occupational Safety and Health (NIOSH) and various other companies in the mining industry to share best practices and consider compliance alternatives. To date, the Company’s efforts have resulted in significant progress in reducing DPM levels in the mines, but it is unlikely that the Company will consistently meet the new standard by the May 2008 deadline. MSHA is continuing to support the Company’s implementation efforts and has granted the Company a special extension for certain areas of its Stillwater Mine for a period of one-year (effective November 28, 2007). The Company is currently in the application process to obtain an extension for its East Boulder Mine. MSHA may grant limited waivers conditioned upon further improvements, but there can be no assurance that the Company will not be held in violation of the standard and be subject to an MSHA enforcement action. MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated.

     Various legislative initiatives have been introduced and, in some cases, enacted mandating additional safety and health measures for mining employees and providing stronger penalties for failure to comply. The Company believes it has a highly effective safety program in place for its employees, but there can be no assurance that the Company will be in compliance with future legislated initiatives nor that the Company will not incur significant penalties under these initiatives.
THE COMPANY IS SUBJECT TO COVENANTS IN ITS CREDIT AGREEMENTS WHICH IT MAY NOT ALWAYS BE ABLE TO MEET
     The Company’s credit agreement with a syndicate of financial institutions contains covenants relating to meeting specific financial objectives and other contractual provisions. If significant operational problems are incurred or Company performance is otherwise impaired, the Company may breach one or more of its covenants and require a covenant amendment or waiver. Under such circumstances, if the respective financial institutions do not grant the necessary amendments or waivers and the Company is unable to pursue other alternatives, the loans will be in default and could be declared immediately due and payable. Even if the indicated amendment or waiver is granted, the financial institutions may require additional compensation or impose more restrictive covenants as a condition of their approval. For further information on the credit facility, see “Business and Properties — Current Operations — Credit Agreement.” In December 2007, Moody’s Investor Service lowered Stillwater Mining Company’s rating from B1 to B2. Moody’s also lowered Stillwater’s senior secured rating from B1 to B2 and senior unsecured rating from B3 to Caal.
LIMITED AVAILABILITY OF ADDITIONAL MINING PERSONNEL AND UNCERTAINTY OF LABOR RELATIONS MAY AFFECT THE COMPANY’S ABILITY TO ACHIEVE ITS PRODUCTION TARGETS
     The Company’s operations depend significantly on the availability of qualified miners. Historically, the Company has experienced high turnover with respect to its miners, and it experienced exceptionally high turnover during 2007. In addition, the Company must compete for individuals skilled in the operation and development of mining properties. The number of such persons is limited, and significant competition exists to obtain their skills. The Company cannot be certain that it will be able to maintain an adequate supply of miners and other personnel or that its labor expenses will not increase as a result of a shortage in supply of such workers. At December 31, 2007, the Company employed 415 miners and had another 36 new miners in training. Failure to maintain an adequate supply of miners could limit the Company’s ability to meet its contractual requirements.
     The Company had 1,625 employees at December 31, 2007, of which about 671 employees located at the Stillwater Mine and 126 employees at the Columbus facilities are covered by a collective bargaining agreement with USW Local 11-0001, expiring July 1, 2011. At December 31, 2007, about 437 employees at the East Boulder Mine are covered by a collective bargaining agreement with USW Local 11-0001, which will expire on July 1, 2008. There is no assurance that the Company can achieve a timely or satisfactory renewal of either of those agreements as they expire. A strike or other work stoppage by the Company’s represented employees could result in a significant disruption of the Company’s operations and higher ongoing labor costs.
     In response to the limited availability of skilled underground miners, in 2005 the Company initiated a new miner training program whereby it is hiring individuals largely inexperienced in mining and providing intensive, supervised training in skills critical to underground mining in the Company’s operations. This training program is now functioning at both Company mines and requires dedicating significant time and personnel to the training effort, resulting initially in somewhat lower ore production. These new miners are critical to accomplishing the Company’s planned transformation to more selective mining methods over the next two to three years. In the interim, these new and less experienced miners, even after training, are less productive than the Company’s regular mining workforce. There is no assurance that these new miners will achieve the assumed level of productivity as they gain experience, nor that the Company will retain these new workers in the face of other employment opportunities.
UNCERTAINTY OF TITLE TO PROPERTIES — THE VALIDITY OF UNPATENTED MINING CLAIMS IS SUBJECT TO TITLE RISK
     The Company has a number of unpatented mining and millsite claims. See “Business and Properties — Current Operations — Title and Royalties”. The validity of unpatented mining claims on public lands is often uncertain and possessory rights of claimants may be subject to challenge. Unpatented mining claims may be located on lands open to appropriation of mineral rights, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and vulnerable to challenges by third parties or the federal government. The validity of an unpatented mining claim or millsite, in terms of its location and its maintenance, depends on strict compliance with a complex body of federal and state statutory and decisional law and, for unpatented mining claims, the existence of a discovery of valuable minerals. In addition, few public records exist to definitively control the issues of validity and ownership of unpatented mining claims or millsites. While the Company pays annual maintenance fees and has obtained mineral title reports and legal opinions for some of the unpatented mining claims or millsites in accordance with the mining laws and what the Company believes is standard industry practice, the Company cannot be certain that the mining laws will not be changed nor that the Company’s possessory rights to any of its unpatented claims may not be deemed defective and challenged. Any change in the mining law could include the imposition of a federal royalty provision on unpatented claims, which could have an adverse effect on the Company’s economic performance.
RELIANCE ON THIRD PARTIES FOR SOURCING OF RECYCLING MATERIALS
     The Company has excess smelter and base metal refinery capacity and purchases catalyst materials from third parties for recycling activities to recover PGMs. The Company has entered into long-term sourcing agreements for catalyst material with two vendors, one of which provides most of the Company’s catalyst for recycling. The Company is subject to the vendors’ compliance with the terms of these agreements and their ability to terminate or suspend the agreement. Should one or both of the sourcing agreements be terminated, the Company could suffer a loss of profitability as a result of the termination. This loss could have a negative impact on the Company’s business, financial condition and results of operations. Similarly, these vendors source material from various third parties in a competitive market, and there can be no assurance of the vendors’ continuing ability to source material on behalf of the Company at current volumes and prices. Any impairment of the vendors’ ability to source material could have an adverse effect on the Company’s profitability.
     Under these sourcing agreements, the Company advances cash for purchase and collection of these spent catalyst materials. These advances are reflected as advances on inventory purchases on the balance sheet until such time as the material has been received and title has transferred to the Company. The Company has a security interest in the materials that the vendors have procured but the Company has not yet received. However, until the material has been procured, a portion of the advances are unsecured and the unsecured portion of these advances represents a substantial share of the total amount advanced. This unsecured portion is fully at risk should the supplier fail to deliver material as promised or experience other financial difficulties. Any determination that a supplier is unable to deliver the promised material or otherwise repay these advances would result in a substantial charge against earnings.
     The Company also has spot purchase and tolling arrangements with other suppliers of spent catalytic materials.
THE COMPLEXITY OF PROCESSING PLATINUM GROUP METALS POSES OPERATIONAL AND ENVIRONMENTAL RISKS IN ADDITION TO TYPICAL MINING RISKS
     The Company’s processing facilities include concentrators at each mine site to grind the ore and extract the contained metal sulfides and a smelter and base metal refinery located in Columbus, Montana. These processes ultimately produce a PGM filter cake that is shipped for final refining to third party refiners. The Columbus operations involve pyrometallurgical and hydrometallurgical processes that utilize high temperatures, pressures, caustic chemicals and acids to extract PGMs and other metals from the concentrator matte. These processes also generate waste gases that are scrubbed to eliminate sulfur dioxide emissions. While the environmental and safety performance of these facilities to date has been outstanding, there can be no assurance that incidents such as solution spills, sulfur dioxide discharges, explosions or accidents involving hot metals and product spills in transportation will not occur in the future. Such incidents potentially could result in more stringent environmental or operating restrictions on these facilities and additional expenses to the Company, which could have a negative impact on its results of operations and cash flows. Further, the Company processes virtually all of its metals through these processing facilities, and any incident interrupting processing operations for an extended period would have a material adverse effect on the Company’s performance.

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
STOCKHOLDER LITIGATION
     In 2002, nine lawsuits were filed against the Company and certain senior officers in United States District Court, Southern District of New York, purportedly on behalf of a class of all persons who purchased or otherwise acquired common stock of the Company from April 20, 2001 through and including April 1, 2002. They asserted claims against the Company and certain of its officers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs challenged the accuracy of certain public disclosures made by the Company regarding its financial performance and, in particular, its accounting for probable ore reserves. In July 2002, the court consolidated these actions, and in May 2003, the case was transferred to federal district court in Montana.
     Defendants have reached a settlement with the plaintiffs of the federal class action. This settlement was approved by the Montana District Court on December 17, 2007, following notice to the class and a hearing, and is now final. The settlement amount will be paid by the Company’s insurance carrier and will not involve any out-of-pocket payment by the Company or the individual defendants, and all claims against Company and individual defendants have been dismissed with prejudice. The settlement of the federal class action was also conditioned on approval by the Delaware Chancery Court of the proposed settlement to resolve the claims alleged in the related stockholder derivative lawsuit.
     On June 20, 2002, a stockholder derivative lawsuit was filed on behalf of the Company against certain of its current and former directors in Delaware Chancery Court. It contained claims for breach of fiduciary duty, contribution and indemnification against the named directors arising out of allegations that the named directors failed to maintain proper accounting controls and permitted materially misleading statements about the Company’s financial performance to be issued. The derivative action sought damages allegedly on behalf of the stockholders of Stillwater. No relief was sought against the Company, which was named as a nominal defendant. The named director defendants have reached an agreement to settle the derivative action. As noted above, the Delaware Chancery Court approved the final settlement of the derivative action on December 7, 2007, following notice to the Company’s shareholders and a hearing.
ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable

PART II
ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES
PERFORMANCE GRAPH
     The following chart compares the yearly percentage change in the Company’s cumulative total stockholder return on Common Stock, with the cumulative total return on the following indices, assuming an initial investment of $100 on December 31, 2002 and the reinvestment of all dividends: (i) the Russell 2000 and (ii) the Peer Group. The performance shown is not necessarily indicative of future performance.
Cumulative Total Return

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Stillwater Mining Company	$100.00	$178.88	$210.47	$216.26	$233.46	$180.56
Peer Group	100.00	138.08	126.05	233.52	394.40	505.83
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
     Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings made under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate this report or future filings made by the Company under those statutes, the preceding stock performance graph is not to be incorporated by reference into any such prior filings, nor shall such graph or report be incorporated by reference into any future filings made by the Company under those statutes. The Peer Group referenced above includes Stillwater Mining Company, Anglo Platinum Limited, Impala Platinum Holdings Limited, Lonmin PLC, and North American Palladium.

ITEM 6
SELECTED FINANCIAL DATA

(in thousands, except per share and current ratio data)	2007	2006	2005	2004	2003
INCOME STATEMENT DATA

Revenues (1)
Mine production	$277,456	$292,204	$264,206	$266,684	$240,406
PGM recycling	326,394	269,941	90,695	76,388	8,866
Sales of palladium received in Norilsk Nickel transaction	—	17,637	87,309	85,952	—
Other	15,365	33,366	65,252	18,503	6,551

Total revenues	$619,215	$613,148	$507,462	$447,527	$255,823

Costs and Expenses
Costs of metals sold: (1)
Mine production	203,121	199,982	190,171	173,571	173,375
PGM recycling	305,911	250,444	85,522	71,326	7,988
Sales of palladium received in Norilsk Nickel transaction	—	10,785	74,542	63,774	—
Other	14,289	32,300	65,163	18,628	6,728

Total costs of metals sold	523,321	493,511	415,398	327,299	188,091

Depreciation and amortization (1)
Mine production	82,396	83,583	79,032	57,321	41,285
PGM recycling	142	100	55	48	71

Total depreciation and amortization	82,538	83,683	79,087	57,369	41,356
General and administrative (1)	28,285	28,018	20,464	19,739	14,700
Impairment of property, plant and equipment	—	—	—	—	390,295

Operating income (loss)	$(14,929)	$7,936	$(7,356)	$39,480	$(380,696)
Total income tax benefit (provision)	$—	$(10)	$(13)	$(3)	$74,939
Net income (loss)	$(14,929)	$7,929	$(13,874)	$29,838	$(323,260)
Other comprehensive income (loss), net of tax	$9,578	$1,799	$(12,437)	$(4,145)	$585
Comprehensive income (loss)	$(4,679)	$9,728	$(26,311)	$25,693	$(322,675)
Pro-forma net income (loss) assuming the new amortization method is applied retroactively (2)	$(14,929)	$7,929	$(13,874)	$23,803	$(241,729)
Weighted average common shares outstanding
Basic	92,016	91,260	90,702	90,180	67,807
Diluted	92,016	91,580	90,702	90,540	67,807
Basic earnings (loss) per share	$(0.15)	$0.09	$(0.15)	$0.33	$(4.77)
Diluted earnings (loss) per share	$(0.15)	$0.09	$(0.15)	$0.33	$(4.77)
Pro-forma amounts assuming the new amortization method is applied retroactively (2)
Basic earnings (loss) per share	$(0.15)	$0.09	$(0.15)	$0.26	$(3.56)
Diluted earnings (loss) per share	$(0.15)	$0.09	$(0.15)	$0.26	$(3.56)

CASH FLOW DATA
Net cash provided by operating activities	$56,422	$96,963	$141,134	$136,840	$47,215
Net cash used in investing activities	$(80,967)	$(78,909)	$(134,261)	$(77,801)	$(54,156)
Net cash provided by (used in) financing activities	$(2,379)	$(9,954)	$(22,665)	$1,352	$29,639

(1)	The 2005, 2004 and 2003 amounts for revenues, costs of metals sold, depreciation and amortization, and general and administration have been reclassified to conform to current year presentation.

(2)	See Note 3 to the Company’s audited financial statements as filed in the Company’s 2006 Annual Report on Form 10-K.

ITEM 6
SELECTED FINANCIAL DATA
(Continued)

(in thousands, except per share and current ratio data)	2007	2006	2005	2004	2003
BALANCE SHEET DATA
Cash and cash equivalents	$61,436	$88,360	$80,260	$96,052	$35,661
Inventories	$118,663	$106,895	$86,634	$159,942	$202,485
Total current assets	$264,816	$284,339	$268,911	$303,655	$265,006
Property, plant and equipment, net	$465,054	$460,328	$445,199	$434,924	$419,528
Total assets	$742,407	$756,023	$721,457	$744,718	$690,588
Current portion of long-term debt and capital lease obligations	$1,209	$1,674	$1,776	$1,986	$1,935
Portion of debt repayable upon liquidation of finished palladium in inventory	$—	$—	$7,324	$19,076	$74,106
Total current liabilities	$68,974	$85,590	$69,087	$67,238	$110,270
Long-term debt and capital lease obligations	$126,841	$129,007	$132,307	$143,028	$85,445
Total liabilities	$225,003	$243,467	$227,913	$231,989	$211,291
Stockholders’ equity	$517,404	$512,556	$493,544	$512,729	$479,297
Working capital	$195,842	$198,749	$199,824	$236,417	$154,736
Current ratio	3.8	3.3	3.9	4.5	2.4

(in thousands, except per ounce and per ton costs)	2007	2006	2005	2004	2003
OPERATING AND COST DATA
Consolidated:
Ounces produced:
Palladium	413	463	428	439	450
Platinum	124	138	126	130	134

Total	537	601	554	569	584

Tons milled	1,169	1,289	1,206	1,212	1,185
Mill head grade (ounce per ton)	0.50	0.51	0.50	0.51	0.53

Sub-grade tons milled (1)	75	62	80	58	84
Sub-grade mill head grade (ounce per ton)	0.12	0.13	0.15	0.22	0.20

Total tons milled (1)	1,244	1,351	1,286	1,270	1,269
Combined mill head grade (ounce per ton)	0.48	0.49	0.48	0.50	0.51
Total mill recovery (%)	91	91	91	91	91

Total operating costs per ounce (Non-GAAP) (2)	$266	$240	$278	$254	$249
Total cash costs per ounce (Non-GAAP) (2)	$328	$295	$324	$297	$283
Total production costs per ounce (Non-GAAP) (2)	$485	$432	$472	$402	$354

Total operating costs per ton milled (Non-GAAP) (2)	$115	$107	$120	$114	$115
Total cash costs per ton milled (Non-GAAP) (2)	$142	$131	$139	$133	$130
Total production costs per ton milled (Non-GAAP) (2)	$210	$192	$203	$180	$163
Stillwater Mine:
Ounces produced:
Palladium	274	314	293	311	328
Platinum	85	95	88	94	100

Total	359	409	381	405	428

Tons milled	640	739	710	728	730
Mill head grade (ounce per ton)	0.60	0.60	0.57	0.59	0.62

Sub-grade tons milled (1)	75	62	80	58	84
Sub-grade mill head grade (ounce per ton)	0.12	0.13	0.15	0.22	0.20

Total tons milled (1)	715	801	790	786	814
Combined mill head grade (ounce per ton)	0.55	0.56	0.53	0.56	0.58
Total mill recovery (%)	92	92	92	92	91

Total operating costs per ounce (Non-GAAP) (2)	$232	$228	$270	$238	$231
Total cash costs per ounce (Non-GAAP) (2)	$292	$280	$314	$278	$262
Total production costs per ounce (Non-GAAP) (2)	$423	$400	$454	$366	$322

Total operating costs per ton milled (Non-GAAP) (2)	$116	$116	$130	$123	$121
Total cash costs per ton milled (Non-GAAP) (2)	$147	$143	$151	$143	$138
Total production costs per ton milled (Non-GAAP) (2)	$213	$205	$219	$189	$169
East Boulder Mine:
Ounces produced:
Palladium	139	149	135	128	122
Platinum	39	43	38	36	34

Total	178	192	173	164	156

Tons milled	529	550	496	484	455
Mill head grade (ounce per ton)	0.38	0.39	0.40	0.39	0.39

Sub-grade tons milled (1)	—	—	—	—	—
Sub-grade mill head grade (ounce per ton)	—	—	—	—	—

Total tons milled (1)	529	550	496	484	455
Combined mill head grade (ounce per ton)	0.38	0.39	0.40	0.39	0.39
Total mill recovery (%)	90	89	89	88	89

Total operating costs per ounce (Non-GAAP) (2)	$337	$266	$297	$294	$299
Total cash costs per ounce (Non-GAAP) (2)	$403	$326	$346	$344	$343
Total production costs per ounce (Non-GAAP) (2)	$611	$501	$511	$491	$441

Total operating costs per ton milled (Non-GAAP) (2)	$113	$93	$103	$100	$103
Total cash costs per ton milled (Non-GAAP) (2)	$136	$113	$120	$117	$118
Total production costs per ton milled (Non-GAAP) (2)	$206	$174	$178	$167	$151

(in thousands, where noted)	2007	2006	2005	2004	2003
SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium (oz.)	425	466	431	432	459
Platinum (oz.)	120	138	135	125	131

Total	545	604	566	557	590

Other PGM activities: (5)
Palladium (oz.)	146	196	502	418	5
Platinum (oz.)	119	130	81	77	18
Rhodium (oz.)	24	28	38	21	1

Total	289	354	621	516	24

By-products from mining: (6)
Rhodium (oz.)	4	4	3	3	4
Gold (oz.)	11	11	11	9	11
Silver (oz.)	9	6	6	10	6
Copper (lb.)	942	892	911	868	1,129
Nickel (lb.)	1,171	1,585	1,307	1,282	1,379

Average realized price per ounce (3)
Mine production:
Palladium ($/oz.)	$384	$370	$356	$376	$352
Platinum ($/oz.)	$953	$868	$821	$839	$603
Combined ($/oz.) (4)	$509	$484	$467	$480	$408

Other PGM activities: (5)
Palladium ($/oz.)	$352	$306	$199	$231	$216
Platinum ($/oz.)	$1,247	$1,122	$876	$817	$666
Rhodium ($/oz.)	$5,732	$4,111	$1,861	$1,032	$512

By-products from mining: (6)
Rhodium ($/oz.)	$6,217	$4,516	$2,155	$952	$487
Gold ($/oz.)	$699	$603	$444	$410	$365
Silver ($/oz.)	$13	$12	$7	$5	$5
Copper ($/lb.)	$3.34	$2.91	$1.55	$1.19	$0.68
Nickel ($/lb.)	$16.91	$10.04	$5.96	$6.30	$4.10

Average market price per ounce (4)
Palladium ($/oz.)	$355	$320	$201	$230	$201
Platinum ($/oz.)	$1,303	$1,143	$897	$846	$691
Combined ($/oz.) (4)	$564	$508	$366	$368	$309

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment writedowns, gain or loss on disposal of property, plant and equipment, restructuring costs, Norilsk Nickel transaction expenses and interest income and expense are not included in total operating costs, total cash costs or total production costs. Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Costs of Revenues” and the accompanying discussion for additional detail.

(3)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average London PM Fix for the actual months of the period.

(4)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(5)	Ounces sold and average realized price per ounce from other PGM activities relate to ounces produced from processing of catalyst materials, ounces purchased in the open market for resale and palladium received in the Norilsk Nickel transaction.

(6)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

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

(in thousands, except per ounce and per ton data)	2007	2006	2005	2004	2003
Consolidated:
Total operating costs (Non-GAAP)	$143,142	$144,144	$154,139	$144,589	$145,452
Total cash costs (Non-GAAP)	$176,538	$177,045	$179,308	$168,915	$165,528
Total production costs (Non-GAAP)	$260,932	$259,619	$261,112	$228,940	$206,570
Divided by total ounces	537	601	554	569	584
Divided by total tons milled	1,244	1,351	1,286	1,270	1,269

Total operating cost per ounce (Non-GAAP)	$266	$240	$278	$254	$249
Total cash cost per ounce (Non-GAAP)	$328	$295	$324	$297	$283
Total production cost per ounce (Non-GAAP)	$485	$432	$472	$402	$354

Total operating cost per ton milled (Non-GAAP)	$115	$107	$120	$114	$115
Total cash cost per ton milled (Non-GAAP)	$142	$131	$139	$133	$130
Total production cost per ton milled (Non-GAAP)	$210	$192	$203	$180	$163

Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$143,142	$144,144	$154,139	$144,589	$145,452
Royalties, taxes and other	33,396	32,901	25,169	24,326	20,076

Total cash costs (Non-GAAP)	$176,538	$177,045	$179,308	$168,915	$165,528
Asset retirement costs	734	650	535	457	342
Depreciation and amortization	82,396	83,583	79,032	57,321	41,285
Depreciation and amortization (in inventory)	1,264	(1,659)	2,182	2,247	(585)

Total production costs (Non-GAAP)	$260,932	$259,619	$261,057	$228,940	$206,570
Change in product inventories	11,848	41,642	141,512	78,260	13,844
Costs of recycling activities	305,911	250,444	85,522	71,325	7,988
Recycling activities — depreciation	142	100	55	48	71
Add: Profit from recycling activities	27,026	25,389	6,339	6,105	881
Loss or (gain) on sale of assets and other costs	(180)	279	112	—	93

Total consolidated costs of revenues	$605,679	$577,473	$494,597	$384,678	$229,447

Stillwater Mine:
Total operating costs (Non-GAAP)	$83,174	$93,230	$102,931	$96,381	$98,722
Total cash costs (Non-GAAP)	$104,807	$114,726	$119,681	$112,463	$111,938
Total production costs (Non-GAAP)	$152,095	$163,823	$172,938	$148,365	$137,670
Divided by total ounces	359	409	381	405	428
Divided by total tons milled	715	801	790	786	814

Total operating cost per ounce (Non-GAAP)	$232	$228	$270	$238	$231
Total cash cost per ounce (Non-GAAP)	$292	$280	$314	$278	$262
Total production cost per ounce (Non-GAAP)	$423	$400	$454	$366	$322

Total operating cost per ton milled (Non-GAAP)	$116	$116	$130	$123	$121
Total cash cost per ton milled (Non-GAAP)	$147	$143	$151	$143	$138
Total production cost per ton milled (Non-GAAP)	$213	$205	$219	$189	$169

(in thousands, per ounce and per ton data)	2007	2006	2005	2004	2003
Stillwater Mine continued:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$83,174	$93,230	$102,931	$96,381	$98,722
Royalties, taxes and other	21,633	21,496	16,750	16,082	13,216

Total cash costs (Non-GAAP)	$104,807	$114,726	$119,681	$112,463	$111,938
Asset retirement costs	512	470	370	305	280
Depreciation and amortization	46,521	49,620	52,295	33,955	26,134
Depreciation and amortization (in inventory)	255	(993)	592	1,642	(682)

Total production costs (Non-GAAP)	$152,095	$163,823	$172,938	$148,365	$137,670
Change in product inventories	(2,872)	1,882	6,773	(3,764)	6,156
Add: Profit from recycling activities	17,883	17,612	4,344	4,274	659
Loss or (gain) on sale of assets and other costs	(254)	187	81	—	70

Total costs of revenues	$166,852	$183,504	$184,136	$148,875	$144,555

East Boulder Mine(1)
Total operating costs (Non-GAAP)	$59,968	$50,914	$51,208	$48,208	$46,730
Total cash costs (Non-GAAP)	$71,731	$62,319	$59,627	$56,452	$53,590
Total production costs (Non-GAAP)	$108,837	$95,796	$88,120	$80,575	$68,900
Divided by total ounces	178	192	173	164	156
Divided by total tons milled	529	550	496	484	455

Total operating cost per ounce (Non-GAAP)	$337	$266	$297	$294	$299
Total cash cost per ounce (Non-GAAP)	$403	$326	$346	$344	$343
Total production cost per ounce (Non-GAAP)	$611	$501	$511	$491	$441

Total operating cost per ton milled (Non-GAAP)	$113	$93	$103	$100	$103
Total cash cost per ton milled (Non-GAAP)	$136	$113	$120	$117	$118
Total production cost per ton milled (Non-GAAP)	$206	$174	$178	$167	$151

Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$59,968	$50,914	$51,208	$48,208	$46,730
Royalties, taxes and other	11,763	11,405	8,419	8,244	6,860

Total cash costs (Non-GAAP)	$71,731	$62,319	$59,627	$56,452	$53,590
Asset retirement costs	222	180	165	152	62
Depreciation and amortization	35,877	33,963	26,737	23,366	15,151
Depreciation and amortization (in inventory)	1,007	(666)	1,591	605	97

Total production costs (Non-GAAP)	$108,837	$95,796	$88,120	$80,575	$68,900
Change in product inventories	432	(439)	(4,967)	(379)	960
Add: Profit from recycling activities	9,143	7,777	1,995	1,831	222
Loss or (gain) on sale of assets and other costs	36	40	—	—	23

Total costs of revenues	$118,448	$103,174	$85,148	$82,027	$70,105

Other PGM activities (2)
Reconciliation to costs of revenues:
Change in product inventories	$14,288	$40,199	$139,705	$82,402	$6,728
Recycling activities — depreciation	142	100	55	48	71
Costs of recycling activities	305,911	250,444	85,522	71,325	7,988
Loss or (gain) on sale of assets and other costs	38	52	31	—	—

Total costs of revenues	$320,379	$290,795	$225,313	$153,775	$14,787

(1)	East Boulder Mine commenced full-time commercial production on January 1, 2002.

(2)	Other PGM activities include recycling and sales of palladium received in the Norilsk Nickel transaction and other.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s Financial Statements and Notes, included elsewhere in this report, and the information contained in “Selected Financial and Operating Data.”
OVERVIEW
PRINCIPAL FACTORS AFFECTING STILLWATER MINING COMPANY
     Stillwater Mining Company mines, processes, refines and markets palladium, platinum and minor amounts of other metals from two mines situated within the J-M Reef, an extensive trend of PGM mineralization located in Stillwater and Sweet Grass Counties in south central Montana. PGM ore grades in the J-M Reef are some of the best in the world, but because of the uplifted configuration of the reef, they also are costly and complex to mine. The mines compete primarily with PGM ore reserves in the Republic of South Africa, which generally are much higher in platinum content and less steeply dipping, and with nickel mines in the Russian Federation which produce PGMs as a major by-product and so at a very low marginal cost. Consequently, in periods of low PGM prices, Stillwater Mining Company’s cost structure may put it at a disadvantage to these competitors. See “Business and Properties — Risk Factors — The Company is a Relatively High Cost Primary Producer” for further discussion of this issue.
     The Company’s mining output is highly dependent on the availability of skilled underground miners. With the general strengthening of mineral prices over the past several years, the demand for experienced miners has grown significantly. There is now a shortage of skilled miners within the United States and Canada, and as new operations are developed, the shortage has grown. Coming off the past decade or so of depressed commodity prices, very few new miners and mining engineers were being trained, so the industry is now faced with a fixed or declining pool of skilled workers in an expanding market. The Company’s operations are relatively manpower intensive, so a shortage of skilled labor could restrict the Company’s ability to maintain or expand production levels.
     This is a critical issue and the Company has sought to address it through an aggressive miner training program intended to bolster the workforce and provide replacements when existing miners retire or otherwise choose to leave. The combined effects of workforce attrition and less experienced miners in 2007 reduced overall productivity and impeded the Company’s ability to meet its production targets. In a very competitive market for mining skills, there is no guarantee that the Company will be able to retain a workforce adequate to maintain and expand current production rates. Despite these concerns, the Company is very pleased with the success of its training programs; more than 50% of the Company’s mining employees now are graduates of this program. This topic is discussed in more detail in “Business and Properties — Risk Factors — Limited Availability of Additional Mining Personnel and Uncertainty of Labor Relations May Affect the Company’s Ability to Achieve Its Production Targets” and in “2007 Performance” below.
     The Company’s hourly workforce is represented by the United Steelworkers of America under two separate labor agreements. The labor agreement covering the hourly workforce at the East Boulder Mine is set to expire on July 1, 2008. The Company cannot assure that it will be able to renew that contract in a timely or satisfactory manner and not experience labor interruptions or other disputes with labor unions or employees in the future. Negotiations for renewal of the East Boulder agreement are scheduled to begin during the first quarter of 2008. A separate agreement covering the workers at the Stillwater Mine and at the Company’s processing facilities in Columbus, Montana was renegotiated during 2007 and will expire on July 1, 2011.
     Substantially all of the palladium and platinum produced from mining is sold under contracts with two major automotive manufacturers, Ford Motor Company and General Motors Corporation, for use in automotive catalytic converters. These automotive contracts include floor and, in some cases, ceiling prices on palladium and platinum. The larger of these contracts expires at the end of 2010, and the other, which was amended and extended on terms favorable to the Company during 2007, will expire at the end of 2012. Under its automotive sales agreements, the Company now has committed 100% of its mined palladium production and 70% of its mined platinum production through 2010, and at least 20% of its palladium production in 2011 and 2012. Unless these contracts are renewed under similarly favorable terms, once these contracts expire the Company will be fully exposed to the volatility of PGM prices. While recent PGM prices have exceeded the contractual floor prices, in the past the floor prices on palladium proved to be critically important to the Company’s financial performance when palladium prices declined sharply.

     Beginning in 2005, the major U.S. bond rating agencies have successively downgraded the corporate ratings of Ford and General Motors, the Company’s two largest customers. Under applicable law, in the event one or both of these companies should become insolvent or file for protection under the bankruptcy statutes, their respective obligations under the PGM supply agreements could be voided. In addition, under the terms of the Company’s credit facility, a default by Ford or General Motors or the early termination of these contracts could prohibit additional loans and trigger a requirement for the immediate repayment of the Company’s outstanding loans. The deterioration of the credit of these two customers places additional emphasis on the Company’s need to reduce its mining costs, so as to reduce its dependency on the above-market pricing in the automotive contracts.
     The Company also recycles spent catalyst materials through its processing facilities in Columbus, Montana, recovering palladium, platinum and rhodium from these materials. The recycling business has proven to be a very attractive and profitable ancillary business that utilizes surplus capacity in the Company’s smelting and refining facilities. It has grown rapidly during the past two or three years, but with the increases in PGM prices over the same period, it also has become much more competitive. The recycling business requires Stillwater Mining Company to advance against third-party inventory purchases and to carry large working inventories for extended periods until processing is completed and the final metals are released. As such, it creates collection exposures and requires significant investments in working capital that draw against the Company’s liquidity balances.
     In acquiring recycled automotive catalysts, the Company regularly advances funds to its suppliers in order to facilitate its procurement efforts. At this time the Company’s recycling business is substantially dependent upon one such supplier who supplies PGMs to the Company on an exclusive basis. The Company works closely with its suppliers to monitor this business and the related advances. A portion of these advances is secured by material in supplier inventory, but a substantial portion is not secured and remains at risk. While the Company believes these advances are fully collectible, there is no assurance that the suppliers will be able to repay them in full. Nonpayment would likely result in a write-off which could be material. As the Company’s recycling business has grown, these risk exposures generally have increased in importance. See “Business and Properties — Risk Factors — Reliance on Third Parties for Sourcing of Recycled Materials” for additional detail.
     The Company is endeavoring to achieve consistent long-term profitability with respect to its mining operations. To date, management does not believe that this objective has been achieved. Profitability depends on the market price for metals and a number of factors outside the control of management. Historically, PGM prices have been very sensitive to fluctuations in supply and demand, and these markets can be very volatile. Recognizing the Company’s exposure to this volatility and the historical dependence on the performance of the mines, management is pursuing three broad strategic areas of focus, each discussed in more detail below, intended to strengthen profitability and stabilize performance: (1) transformation of the mining methods employed in the Stillwater and East Boulder Mines; (2) development of new markets for palladium; and (3) growth and diversification of the Company’s business to the extent that an opportunity is presented which the Board of Directors believes is complementary to the Company’s business and furthers the best interests of shareholders.
2007 PERFORMANCE
     The Company reported a net loss of $14.3 million in 2007, compared to a net income of $7.9 million in 2006. A detailed comparison of these outcomes is presented below in “Results of Operations — Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.”
     During 2007, the Company’s mining operations produced a total of 537,000 ounces of palladium and platinum, including 413,000 ounces of palladium and 124,000 ounces of platinum, falling short of its most recent mine production guidance for 2007 of approximately 550,000 ounces of PGMs. The lower production resulted from mining productivity issues following higher attrition in the ranks of skilled miners as well as among maintenance groups that reduced equipment availability at Stillwater Mine and the implementation of new mining methods at East Boulder Mine. The attrition at Stillwater Mine was precipitated by a change in work schedule early in the year and from labor issues and a brief strike associated with contract negotiations at midyear. The prior seven-day on, seven-day off work schedule at Stillwater Mine, which had been used to attract experienced miners from outside the region, became less effective beginning in 2004 as metal prices started to rise and industry demand for skilled underground miners increased. In response, in 2005 the Company reduced its minimum hiring age and implemented a six-month training program to develop a more locally based workforce. The effect of the 2007 schedule change at the Stillwater Mine was to increase the average work week from 35 hours to 43 hours, allowing the Company to reduce its reliance on contract miners used to supplement the workforce. Following a rise in attrition rates during the summer of

2007, rates declined to more normal levels by year end 2007. However, the remaining workforce, having less total mining experience, will take time to regain the previous level of productivity. The East Boulder Mine has been moving away from its earlier complete reliance on sublevel extraction, a highly mechanized method of mining, and is implementing mechanical ramp-and-fill and captive cut-and-fill stoping, more selective mining methods that require some retraining of the workforce.
     Market prices for platinum-group metals on average were higher during 2007 than in the year before. However, the Company’s sales realizations to a large extent in 2007 did not fully benefit from the increased market prices. In the case of palladium, favorable minimum selling prices in the automotive contracts tended to provide the Company with average revenues in excess of market. On the other hand, platinum revenues were heavily constrained by ceiling prices on a portion of the mine production sold under contracts with two major automotive manufacturers and by financially settled forward contracts entered into in the past at notional prices well below today’s market. When put in place beginning in 2004, these derivative transactions were intended to reduce the Company’s financial exposure in the event that prices for platinum were to weaken, particularly in view of the substantial capital program then facing the Company to improve the developed state of the mines. During 2007, 2006 and 2005, with platinum prices continuing to rise, the Company reported a charge against income, representing the difference between financially settled forward prices and actual market prices at the date of settlement (all related to mine production) of $31.7 million, $31.1 million and $8.0 million, respectively. The volume of the Company’s annual platinum sales covered by these financially settled forwards will drop to 15,000 ounces in 2008 (all maturing by the end of June) from 98,500 ounces in 2007, enabling average platinum realizations in 2008 to more closely track the market price. See Note 4 to the Company’s 2007 audited financial statements for further detail regarding derivative transactions.
     Capital spending declined somewhat in 2007, although the Company continues its program to extend the developed state of both mines. This effort includes increasing proven ore reserves and expanding infrastructure to facilitate a move toward more efficient production in the future. Actual 2007 capital expenditures of $87.9 million were about $19.8 million below the Company’s guidance for the year of $107.7 million. The decrease in spending was mostly attributable to delaying the start of construction on a second smelter furnace in Columbus until 2008.
     The Company is targeting total mine PGM production for 2008 of between 550,000 and 565,000 ounces, which assumes some growth in the mining workforce and gradually increasing mining productivity as the existing workforce gains experience. Clearly, the Company’s ability to meet these targets is subject to uncertainties, including anticipated improvement in mining productivity, reasonable attrition rates and a successful conclusion to labor negotiations at the East Boulder Mine during 2008. Capital expenditures in 2008 are expected to be about $110 million, and include about $22 million of investment in the second furnace at the Company’s smelter in Columbus, Montana. See “Business and Properties — Risk Factors — Achievement of the Company’s Production Goals Is Subject to Uncertainties” above.
     During 2007, the Company processed approximately 373,000 ounces of recycled PGMs in its smelting and refining facilities, a 7.8% increase over total ounces recycled in 2006. The processing of recycled materials benefits from the nickel and copper sulfides in mine concentrates, which act as collecting agents. In 2003 the Company entered into an agreement with a major U.S. collector of catalytic converters to purchase substantial volumes for processing. This agreement has since been modified and extended to facilitate expansion of these activities. Either party is able to terminate the relationship at its discretion upon providing ninety days’ notice. On April 1, 2007, the Company entered into a second supply agreement with another supplier, although the volumes committed under the second agreement are significantly less than the first. The specific commercial terms of these agreements are confidential.
     The recycling business has grown rapidly and is an important contributor of earnings and cash flow to the Company. However, under these recycling agreements the Company advances significant sums of cash for purchase and collection of these spent catalyst materials prior to physical receipt, and commits additional amounts as working capital in inventory. A substantial portion of the cash advanced is unsecured and so carries recovery risk. Also, a large share of the Company’s total recycling volume is supplied by a single collector, so the Company’s recycling performance is highly dependent on the performance of that supplier. The Company has various spot purchase and tolling arrangements with other suppliers of spent catalytic materials, but the volumes from them are less significant.
Recent Developments — The Republic of South Africa was the largest supplier in 2007 of platinum (78% of world supply, according to Johnson Matthey) and rhodium (86%) and the second largest supplier of mined palladium (34%) into the world market. As such, South African production plays a key role in PGM markets. Efforts to improve mine safety in South African mines resulted in several brief mine closures late in 2007 that modestly reduced PGM output for the year. In late January of 2008, following a period of heavy rains, the South African state utility was unable to supply adequate power to meet demand, and power deliveries to the mines were initially curtailed and then restricted to 90% of normal levels. The anticipated shortfalls in production that have resulted from these cutbacks have driven up the price of platinum to record levels in early 2008. To a limited extent, palladium and rhodium also have experienced higher market prices.
     In the palladium markets, Johnson Matthey estimates that the Russian Federation supplied about 51% of world requirements in 2007, including about 1.2 million ounces supplied in late 2006 out of government inventories. The market closely tracks these Russian inventory sales because they largely represent oversupply into the market that tends to be absorbed into metal inventories in Switzerland. Swiss inventory reports issued in January 2008 for the month of December 2007 suggest that Russian inventory exports were down sharply during 2007 — representing only about 0.7 million ounces. It is not yet clear if this reduction in Russian exports will continue, or if it will be made up in future months. However, this uncertainty has also contributed to added volatility in the palladium price.
     The long-term effect of these price increases will depend on whether the higher PGM prices persist. The factors affecting supply and price thus far in 2008 could also adversely affect demand for PGMs, particularly in discretionary areas like jewelry purchases. With the completion of the Company’s platinum hedging program during the first half of 2008, the Company is well positioned to benefit from higher platinum and palladium prices. Any significant decline in palladium prices would be partially mitigated by the pricing floors in the automotive contracts, while any decline in platinum prices would affect net mining revenues (except for the 14% of mine production currently capped by an $850 per ounce ceiling price essentially dollar for dollar.
     Following at least in part on problems that developed in worldwide credit markets beginning in the summer of 2007, it appears that the U.S. economy could experience an economic recession during 2008. The potential effects of such a recession on the Company’s 2008 financial performance are difficult to gauge. In late 2007 and early 2008, the demand for new automobiles appeared to be weakening in the U.S. and European markets, which could in turn reduce demand for PGMs in catalytic converters and so put downward pressure on PGM prices. On the other hand, a recession could also cool worldwide demand for other commodities and services, which might reduce cost pressures on fuel, steel and explosives that the Company has endured in recent years.
STRATEGIC INITIATIVES
     The Company’s management is continuing to address several long-term structural challenges that bear on its future performance. These challenges include:
     First, despite above-market average floor prices on palladium in the Company’s contracts with the auto companies, strong commodity prices and the relatively high PGM grade of the Company’s reserves, the Company’s financial results continue to be hampered by rising costs per ounce of PGM production, by the high percentage of less-experienced miners in the Company’s workforce, and by transitional issues that stem from changing the Company’s mix of core mining methods. The Company believes that these issues can all be resolved over the next two or three years through improving productivity as the Company’s workforce gains additional experience. Underlying all this, though, and to some degree masked by the current strength in metal prices, is a fundamental competitiveness issue. The Company’s ore reserves, although high grade, are palladium rich, with an average ratio of approximately 3.3 ounces of palladium recovered for each ounce of platinum; by comparison, South African ores have a significant cost advantage in that they generally are much richer in platinum, and Russian production, although similar in palladium content, is almost all a low-cost by-product of nickel mining. Consequently, the Company’s operations, as currently configured, are only marginally competitive when palladium prices are low.
     Second, capital spending to extend the developed state of both mines and to expand smelting capacity will continue at higher-than-normal levels through 2008. This spending program has affected the Company’s cash generation capacity and liquidity. Although the Company’s capital spending in 2007 was well below plan, weak mine production still led to a drawdown of cash, and as a result liquidity declined during 2007. Cash and short-term investments declined to $89.0 million at the end of 2007 from $123.9 million at the end of 2006; however, taking into account changes in working capital requirements and net cash, other working capital only declined by $4.4 million in the same period. Capital expenditures projected for 2008 include major cash outlays for a second smelter furnace in Columbus, and as a result liquidity is expected to decline further during 2008, although recent increases in PGM prices may mitigate that effect. Separately, the Company’s liquidity also will become more sensitive to changes in metal prices during 2008 than it has been in recent years as the Company’s existing backlog of below-market hedges on platinum winds down during the first half of 2008.

     Third, the Company’s operating profile has been essentially that of one-product, one-operation and would benefit from diversification and growth, particularly in light of the historical volatility of the PGM markets. Extended periods of low PGM prices, particularly if the floor prices in the Company’s auto contracts are not renewed, could put both the Company and its shareholders’ investment at risk. While the Company continues to view itself as a primary PGM producer and follows opportunities in the PGM sphere closely, attractive opportunities to further diversify within PGMs are scarce and may do little to reduce the Company’s exposure to PGM price volatility. Growth in the recycling of spent PGM catalytic material has begun the process of an operational diversification while complementing the Company’s PGM base. Management believes it would be prudent and beneficial to stockholders to diversify the current operational structure.
     In response to these structural issues, the Company has implemented a number of key strategic initiatives intended to secure a sustainable future for the Company and its stockholders: transformation of the mines, market development for palladium and growth and diversification of the Company’s operations. Each initiative is intended to support sustainable development surrounding the Company’s business and is discussed in more detail in the following paragraphs. Each initiative is well underway and is evolving as the changes progress. Those involving external markets are beyond management’s direct control for which a projection of specific results and timing is not possible.
•	Transforming Mining Operations - The Company has identified a series of comprehensive operating changes designed to increase efficiency, reduce unit costs of production, and increase total PGM ounces produced, all in an effort to address the Company’s sustainability beyond 2012 should the Company no longer have PGM pricing floors as in the current contracts with the auto companies. These changes are grouped into five overlapping stages:
-	Maintain and improve the current strong safety and environmental performance at all operations;

-	Increase the developed state of both mines, improving infrastructure and expanding proven reserves;

-	Apply more selective mining methods, better matching the method to the opportunity;

-	Increase ore production rates to realize economies of scale at both mines;

-	Reduce operating costs through mine optimization and addressing targeted efficiencies.
Safety and Environment — Since 2001, the Company has utilized a multi-faceted program of continual improvement in safety for employees throughout the Company. The Company’s “G.E.T. (Guide, Educate and Train) Safe” safety and health management systems focus on accident prevention, seeking safer methods of mining and increased employee awareness and training. During 2007, continued safety emphasis resulted in an incidence rate of 3.47 reportable accidents per 200,000 hours worked, a reduction of 6.5% from 2006. Since the inception of the “G.E.T. Safe” in 2000, the Company’s employee reportable accident rate has declined by a total of 73%. Based on available government statistics for 2007, it appears that the 2007 combined incidence rate for the Company’s mining operations was about 27% below the national average for underground metal mines.
     The Company also monitors its environmental performance closely and works closely with local environmental groups through its Good Neighbor program to identify and address environmental concerns as they emerge. The proximity of the Company’s operations to the Absaroka-Beartooth Wilderness Area and Yellowstone National Park make environmental performance of paramount importance. To date, the Company’s environmental performance has been excellent, and the Company continues to dedicate substantial resources in support of this effort.
Developed state — In 2007, the Company continued its program to improve the developed state of both mines, thereby increasing proven ore reserves to facilitate operational planning and mining efficiency, and to add the necessary infrastructure support.
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
     Beginning in 2005, with its capital structure back in order, the Company expanded its capital spending program in order to grow its proven ore reserves and facilitate higher production rates in the future. The Company’s ultimate objective has been to achieve and then maintain proven ore reserves at approximately 40 months’ production at each mine or, at full permitted capacity, about 3.4 million proven tons for the Stillwater Mine and 2.4 million proven tons for the East Boulder Mine. As this program approached completion, capital spending declined slightly to $87.9 million in 2007, from $97.8 million in 2006 and $92.1 million in 2005. Capital spending for 2008 currently is forecast at $110 million, which includes about $22 million for the addition of a second furnace at the Company’s smelter.
     Results of the 2007 capital program included maintaining total proven ore reserves at 4.8 million tons, even after taking into account 2007 production. Major infrastructure projects during 2007 included an expansion of surface facilities at the East Boulder Mine, and continuing development of an electric truck ramp and completion of a new ventilation portal at the Stillwater Mine. Primary development in 2007 company-wide exceeded 39,000 feet of new footwall lateral and associated primary ramps, and 491,000 feet of diamond drilling, both somewhat lower than in 2006 as some of the Company’s development resources were redirected into 2007 production.
Selective Mining — The use of mechanized bulk mining methods frequently requires mining widths and orientation not consistent with the ore reserve profiles in the Company’s mines. After considerable study, the Company concluded in 2005 that the inefficiencies of large mechanized mining methods in many cases may more than offset its benefits and so initiated a program to re-introduce more selective mining methods in the mines. Changes to date have included introducing mechanized ramp and fill mining in the Upper West area of the Stillwater Mine and in appropriate areas at the East Boulder Mine, and refinement of captive cut-and-fill stopes and other selective mining methods at both mines. The transition effort is well underway.
     The expected advantages of these changes are numerous, including higher realized ore grades, reduced secondary development to access the ore, reduced equipment needs with the accompanying benefits of lower capital and support costs, increased recovery of the ore reserve and decreased cost of primary development per ounce of production. This change inherently allows greater access to mine reserves, generates less waste rock and can follow the ore trend more closely along the J-M Reef. The use of mechanical bulk mining methods in the past was driven by a decision made to increase production rates when the palladium price was high and by the limited availability of the skilled manpower that captive cut-and-fill mining requires.
     The change in mining methods has required some significant retraining and redeployment of the mine workforces. Progress to date on this initiative has been somewhat restricted by the availability of skilled miners. Increasing the percentage of mining in mechanized ramp and fill and captive cut-and-fill stopes is more manpower intensive than the previous mining methods, and there is a growing shortage of skilled miners. As a result, during 2005 the Company initiated a comprehensive program to train a new generation of underground miners for the future. This effort requires dedicating substantial resources to recruiting and training over a period of several years. These mining positions are high paying and offer an attractive career opportunity. To date, the Company has had no difficulty attracting interested candidates and the program provides a unique opportunity for the Company to hire talent from local Montana communities and to train them from the beginning in state-of-the-art mining and safety practices. However, it is now clear that the full benefit of such a program will take several years to achieve.
     Consequently, these adjustments to the Company’s mining methods initially have resulted in a modest reduction in total ore tons produced and have led to mining some lower-grade areas that would not have been economic using prior mining methods. With less equipment and development required, over time capital expenditure requirements will be reduced, along with maintenance and support costs. Ultimately, the intended net result is to increase ounces produced at a reduced cost per ounce.
Production Increases — The Company plans over the next several years to increase mine production to permitted capacity thereby increasing total PGM production and reducing unit cash costs. Estimated capacity at the Stillwater Mine is approximately 2,750 ore tons per day (net of reprocessed slag), and capacity at the East Boulder Mine is approximately 2,000 ore tons per day, which would represent an increase of about 48% over average 2007 production levels.
     Average daily production at the Stillwater Mine in 2007 was 1,753 tons, compared to 2,026 tons per day in 2006. However, the Stillwater Mine output reflects the labor disruption in 2007 that resulted from labor negotiations, as well as exceptionally high miner and maintenance attrition and the loss of experienced miners associated with a major schedule change at the mine. The Company intends to gradually increase production at the Stillwater Mine toward full capacity, but the rate of increase will be constrained for several years by the need to develop new miners or hire additional experienced miners.

     Average daily production at the East Boulder Mine in 2007 was 1,449 tons per day, a bit lower than the 1,506 tons per day produced during 2006. This decrease however, was essentially in line with the mine plan. Much of this decrease reflects the transitional challenges of introducing new mining methods and skills at the mine. Full permitted and operating capacity at the East Boulder concentrator is approximately 2,000 tons per day.
     Recognizing the challenges inherent in shifting to more selective mining methods and training new miners, the Company determined during 2007 to place less emphasis on growing production volumes until these other initiatives are solidly in place.
Expanding Smelter Capacity — With the continuing growth in the Company’s metallurgical processing volumes, both from increased mine production and from added recycling volumes, surplus furnace capacity at the smelter is becoming more restricted. The furnace is lined with refractory brick that must be replaced periodically, requiring an extended four- to five-week shutdown of the smelter facility. In the past, the Company has simply stockpiled concentrates during the furnace shutdowns and has utilized the surplus capacity in the furnace to process the stockpiled material incrementally once the furnace came back online. At the much higher level of furnace utilization experienced in 2006 and 2007, following any future furnace rebricking there will not be enough surplus capacity to process the stockpiles accumulated during the shutdown.
     Thus, the Company has determined to invest approximately $22 million in 2008 to add a second smelting furnace. The second furnace will eliminate this stage of processing as a bottleneck, provide backup in the event of a catastrophic furnace outage, and potentially will allow one of the furnaces to be used to increase recoveries of PGMs from the smelter slag, freeing up additional concentrator capacity at the Stillwater Mine.
•	Marketing Palladium - Substantial marketing support for platinum has existed for many years through sponsoring industry organizations, while over the same period any corresponding support for palladium has been very limited. Recently, palladium has resurfaced as a primary jewelry metal, largely based on its favorable price position relative to gold and platinum. The Company has followed this development closely, championing and chronicling it for the industry and has undertaken a leadership role in promoting market development for palladium.
Palladium used for jewelry — In Stillwater Mining Company’s 2005 Annual Report, the Company reported on the potential of palladium jewelry as an affordable alternative for white gold and platinum in the Chinese jewelry markets, where its use had grown from almost nothing in 2003 to over 1.0 million ounces in 2005. The Company continues to work with various jewelry manufacturers outside of China, assisting in their development of palladium jewelry lines for U.S. and European markets. Palladium wedding jewelry and accessories, including a bridal line, are now widely available in the U.S. Palladium chains are now being produced in Italy for distribution worldwide. Palladium’s lower price and lower comparative weight relative to white gold and platinum, combined with its high purity and attractive bright white appearance, appear to be driving this emerging popularity.
     The Company channels its efforts to develop and broaden markets for palladium through the Palladium Alliance International (the “PAI”), a trade organization the Company established for that purpose in early 2006. The PAI’s principal goals include establishing palladium’s jewelry market presence as a specific elegant brand of precious metal, distinct from platinum and white gold, and instituting a system of standards for use of the palladium brand that will emphasize palladium’s rarity and value. Specifically, the PAI has sponsored technical articles in jewelry trade publications illustrating methods of fabricating palladium jewelry, provides a website with information on palladium suppliers and retailers (www.luxurypalladium.com), organizes presentations at industry trade shows and supports targeted image advertising in critical jewelry markets. The PAI works with palladium producers and fabricators and has invited their participation in its various programs. During 2007, the PAI extended its efforts to position palladium jewelry in the market, primarily as an alternative to white gold. These efforts have generated considerable interest within the jewelry industry.
Palladium used for diesel engines - Several years ago, in response to the development of catalytic converters for diesel engines using only platinum, the Company recognized and reported that the higher temperature stability of palladium could make it a useful adjunct to the use of platinum in reducing diesel particulate matter (i.e., soot) emitted by diesel engines. Since then, this technology has been developed and implemented. With the migration from clean gasoline engines using palladium-rich catalytic converters to clean diesel engines — which now enjoy over 50% market share of new cars produced in Europe and have potential for much broader use in other regions of the world — platinum is the dominant PGM metal in catalytic converters for these vehicles. However, partial substitution of palladium for platinum in diesel catalytic converters has been increasing over the past several years, largely driven by the relative economics. The mandatory introduction of ultra-low sulfur diesel in the United States during 2006 has also facilitated increased use of palladium in controlling diesel emissions.
Palladium used for hydrogen energy - The Company has also turned its attention to potential applications for palladium in fuel cell technology and a future “hydrogen economy.” Significant research programs already exist with government and private funding in these areas, so the Company has not seen any need for a direct role in funding palladium research at this time. However, the Company has encouraged the allocation of government research funds to this area, and has tracked published papers regarding research findings on topics of potential interest. The Company also has informally encouraged consideration of palladium as an alternative in applications that would appear to hold promise, particularly with regard to fuel cell technology.
•	Diversification - Management is concerned with the approaching expiration of its automotive contracts and the volatility of metal prices, both of which are leading the Company to consider proposals intended to strengthen its balance sheet. In view of the controlling share ownership position held by Norilsk Nickel, the Company expects to continue to discuss its future direction and alternatives with Norilsk Nickel in order to benefit from identified opportunities that may be proposed. While the Company regards itself as principally a palladium and platinum company, it has not limited its consideration of future growth opportunities to PGMs, given the scarcity of PGM resources.
     In 2003, the Company entered into a long-term sourcing agreement for spent auto catalytic materials utilizing its smelter and base metal refinery to recycle these materials reclaiming them for reuse. Materials processed grew consistently in 2004 and 2005, but during 2006 the Company sharply increased the volume of material processed to approximately 346,000 ounces, up 66% over the volumes processed in 2005. During 2007, materials processed grew to approximately 373,000 ounces. The Company is exploring additional sources of catalyst material worldwide in an effort to continue growing this business. A second smelting furnace is being constructed to provide both capacity and reliability of operation. Thus, growth in the recycling of spent PGM catalytic material has begun the process of an operational diversification while complementing the Company’s PGM base.
     Because mines, by their very nature, have a finite life, either through exhaustion of their minerals or exhaustion of their economics, mining companies often seek to reduce single mine risk by developing a portfolio of mines and reserve holdings. In view of the scarcity of economically attractive PGM projects, the Company believes that it should consider other metals and perhaps diversify its business. The Company produces gold, silver, nickel and copper as by-products from its existing operations, each of which would be geologically and operationally compatible with the Company’s existing capabilities and expertise.
     In 2006, the Company invested $1.9 million to secure approximately an 11% interest in Pacific North West Capital Corp., a Canadian exploration company that centers its efforts on identifying and defining potential PGM reserve targets. Management believes that gaining access to Pacific North West Capital Corp.’s, seasoned exploration staff will result in a more effective exploration program than could be achieved using an internal exploration effort at this time. The Company invested an additional $0.7 million in Pacific North West Capital Corp. during 2007, thereby maintaining an 11% interest and providing funding for exploration activities. On July 3, 2007, the Company invested $1.5 million in Benton Resources Corp., another Canadian exploration company, providing the Company with an opportunity for future participation in Benton’s Goodchild Project as well as an equity interest in Benton itself. Based on reasonably favorable indications to date, the Company intends to continue its participation in both programs during 2008.
     Investments in generative exploration projects are inherently long-term and speculative in nature, but are intended to build a portfolio of attractive opportunities for the future. The Company also is continuously evaluating various later-stage mineral development projects, and in some cases the acquisition of operating properties or companies, when they appear to be in the best interests of shareholders.
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
     Specifically, the Company amortizes capitalized mine development costs as follows:
•	Unamortized costs of the shaft at the Stillwater Mine and the initial development at the East Boulder Mine are treated as life-of-mine infrastructure costs, to be amortized over total proven and probable reserves at each location, and

•	All development costs of footwall laterals, ramps and associated facilities are amortized over the ore reserves in the immediate and geologically relevant vicinity of the development.
     Expenditures incurred to sustain existing production and to access specific reserve blocks or stopes provide benefit to ore reserve production over limited periods of time (secondary development) and are charged to operations as incurred. These costs include secondary ramp and stope access excavations from primary haulage levels (footwall laterals), stope material rehandling/laydown excavations, stope ore and waste pass excavations and chute installations, stope ventilation raise excavations and stope utility and pipe raise excavations.
REVENUES
     Under the terms of sales contracts and purchase orders received from customers, the Company recognizes revenue when the product is in a refined and saleable form and title passes, which is typically when the product is transferred from the account of the Company to the account of the customer.
     The Company’s revenue and earnings are significantly influenced by worldwide market prices of palladium and platinum, which can be volatile and over which the Company has little or no control. Sales to significant customers represented approximately 64%, 65% and 78% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Although the Company sells its metals to a small number of customers and brokers, the Company believes it could, if the need were to arise, readily sell its metal on a spot basis — and at spot prices — in any of the various commodity markets throughout the world.
     From time to time, the Company has used basic hedging techniques involving fixed forwards, cashless put and call option collars and financially settled forwards. The objective of such metals hedging transactions has been to secure firm prices for the Company’s PGM production, to benefit from price increases or to protect against price decreases on that portion of production that falls outside the range of the floor or ceiling prices embedded in the Company’s long-term sales contracts with the automotive companies. Such hedging arrangements may preclude the Company from obtaining the full benefit of increased market prices for its contracted metals. In 2007, the Company reported a charge against income of $31.7 million as an offset to revenue, representing the difference between financially settled forward prices and actual market prices at the date of settlement (all related to mine production). In 2006 and 2005, the corresponding charge against income was $31.1 million and $8.0 million, respectively. See “Business and Properties — Current Operations — PGM Sales and Hedging Activities.”
     The Company currently uses forward contracts and financially settled forwards to manage the potential negative effects of metal price volatility on its financial results. During 2007, the Company entered into various fixed forwards and financially settled forward contracts, some of which were accounted for as cash flow hedges. At December 31, 2007, the Company had financially settled forward contracts in place hedging 15,000 ounces of platinum sales through June 2008. The Company also hedges metal from its recycling business, selling the metal forward at the same time it purchases the recycling material and so protecting itself from changes in market price until the recycled metal is outturned. During 2007, the Company began using financially settled forward contracts to price recycled metal to be delivered under one of its automotive sales contracts. The Company has elected not to designate these financially settled forward arrangements as hedges for accounting purposes; consequently, they are marked to market in each reporting period with changes to the fair value of the contracts being recognized in revenue. See “Business and Properties — Current Operations — PGM Sales and Hedging Activities.”
     The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedge contract prices by a predetermined margin limit. As of December 31, 2007, no such margin deposits were outstanding or due.
     The Company’s revenues, in terms of dollars and ounces sold, for 2007, 2006 and 2005 were:

Year ended December 31,	Sales Revenues (1)					Troy Ounces Sold
(in thousands)	Palladium	Platinum	Rhodium	Other	Total	Palladium	Platinum	Rhodium	Total
2007
Mine production	$162,811	$114,645	$—	$—	$277,456	425	120	—	545
PGM recycling	36,505	149,061	138,798	2,030	326,394	102	119	24	245
Other	15,365	—	—	—	15,365	44	—	—	44

Total	$214,681	$263,706	$138,798	$2,030	$619,215	571	239	24	834

2006
Mine production	$172,171	$120,033	$—	$—	$292,204	466	138	—	604
PGM recycling	31,987	143,259	93,206	1,489	269,941	100	128	22	250
Sales of palladium received in Norilsk Nickel transaction	17,637	—	—	—	17,637	63	—	—	63
Other	10,538	2,530	20,298	—	33,366	33	2	6	41

Total	$232,333	$265,822	$113,504	$1,489	$613,148	662	268	28	958

2005
Mine production	$153,668	$110,538	$—	$—	$264,206	431	135	—	566
PGM recycling	8,970	59,692	20,672	1,361	90,695	46	68	12	126
Sales of palladium received in Norilsk Nickel transaction	87,309	—	—	—	87,309	438	—	—	438
Other	3,616	11,515	50,121	—	65,252	18	13	26	57

Total	$253,563	$181,745	$70,793	$1,361	$507,462	933	216	38	1,187

(1)	Sales of by-products are reflected as a reduction to costs of metals sold and not as revenue.
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006
     Revenues - Revenues were $619.2 million in 2007, compared to $613.1 million in 2006, a 1.0% increase. This increase was attributable to substantially higher market prices for platinum group metals, more than offsetting lower mine production and slightly lower recycling sales volumes. Reported revenues in both periods include the effect of floor and ceiling prices in the automotive sales agreements and of realized losses on platinum hedges.
     Revenues from mine production were $277.5 million in 2007, compared to $292.2 million in 2006, a 5.0% decrease. The decrease was attributable to the lower volume of mined ounces produced in 2007. Ounces sold from mine production were 544,800 in 2007, compared to 603,800 ounces in 2006. The average realization on these sales (including the effects of hedging and of floor and ceiling prices in the underlying contracts) was $509 per ounce in 2007 and $484 per ounce in 2006.
     Revenues from PGM recycling grew 21% during 2007, increasing to $326.4 million in 2007, from $269.9 million in 2006. Recycled ounces sold, excluding tolled material, declined slightly in 2007 to 245,000 ounces compared to 250,000 ounces in 2006, however, the Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) increased to $1,312 per ounce in 2007 from $1,078 per ounce in 2006. The Company processed increased volumes of recycled materials on a tolling basis in 2007. The Company toll processed approximately 112,000 ounces of PGMs during 2007, up from approximately 90,000 tolled ounces in 2006. Total recycling volume increased to approximately 373,000 ounces of PGMs in 2007 up 7.8% from approximately 346,000 ounces in 2006.

     Revenues from sales of purchased PGMs, including sales of palladium received in the Norilsk Nickel transaction, declined to $15.4 million in 2007 from $51.0 million in 2006. Within these totals, sales of palladium received in the Norilsk Nickel transaction generated $17.6 million in revenues during 2006 on sales of approximately 63,250 ounces of palladium from inventory at an average realization of $278 per ounce. These sales ended in the first quarter of 2006 when this palladium inventory was exhausted.
     Excluding the sales from the Norilsk Nickel transaction, the Company purchased and resold nearly 44,000 ounces of palladium during 2007 and approximately 42,000 ounces of platinum, palladium and rhodium during 2006. One of the sales contracts associated with the Norilsk Nickel metal also required the Company to provide 3,250 ounces of platinum and 1,900 ounces of rhodium per month, either purchased on the open market, produced from mining operations or sourced in the recycling business. In 2006, the Company recognized other miscellaneous revenue of $22.8 million for metal purchased in the open market and resold under these sales contracts, which terminated in the first quarter of 2006.
     Costs of Metals Sold — Costs of metals sold, which excludes depreciation expense, was $523.3 million in 2007, compared to $493.5 million in 2006, a 6.0% increase. Although the volume of purchased recycling material was relatively flat from year to year, higher PGM prices drove up the acquisition cost of the material, which largely accounted for an increase in recycling costs of metals sold to $305.9 million in 2007 from $250.4 million in 2006. The average acquisition cost of metal in the Company’s recycling business (including platinum, palladium and rhodium) increased to $1,203 per ounce in 2007 from $1,029 per ounce in 2006, reflecting much higher 2007 average prices for PGMs, and particularly for platinum and rhodium.
     During 2007, the Company’s mining operations produced approximately 537,500 ounces of PGMs, including approximately 413,400 and 124,100 ounces of palladium and platinum, respectively. This represents about a 10.5% decrease from 2006, during which the Company’s mining operations produced approximately 600,600 ounces of PGMs, including approximately 463,300 and 137,300 ounces of palladium and platinum, respectively. High employee attrition rates associated with a change in shift schedule and a brief labor strike at Stillwater Mine, coupled with lower average productivity from less experienced miners, largely drove the lower production in 2007. In response, the Company also modestly reduced its emphasis on primary mine development during 2007, allowing some resources previously dedicated to primary development to be redeployed into production.
     The Stillwater Mine produced approximately 359,300 ounces of PGMs in 2007, compared with approximately 409,400 ounces of PGMs in 2006, a 12.2% decrease. The East Boulder Mine produced approximately 178,200 ounces of PGMs in 2007, compared with approximately 191,200 ounces of PGMs in 2006, a 6.8% year-on-year decrease. These production decreases, again, were attributable to workforce issues, partially offset by the redeployment of development resources into production.
     The costs of metals sold from mine production, despite lower 2007 production, was almost flat year-on-year, increasing to $203.1 million in 2007, compared to $200.0 million in the prior year, a 1.6% increase. Although the Company’s mining costs generally increased during 2007, higher metals prices resulted in an $11.2 million increase in by-product sales during the year, which the Company recognizes as a credit against operating costs.
     The costs of metals sold from other activities (which in 2006 included sales of palladium received in the Norilsk Nickel transaction and some associated sales) was $14.3 million in 2007, compared to $43.1 million in 2006. The two-year program to sell the palladium received in the Norilsk Nickel transaction ended during the first quarter of 2006. The total cost in 2006 attributable to palladium sold from the ounces received in the Norilsk Nickel transaction was $10.8 million on the sale of 63,250 ounces at an average cost per ounce of just over $169. The remaining cost of metal sold in 2006 represents mostly the cost of sourcing platinum and rhodium to meet related contractual commitments. As discussed in “Revenues” above, the Company entered into sales contracts in 2004, which required it to source metal from third parties in order to fulfill delivery commitments to customers. The cost of metals sold from activities under these contracts, excluding sales of palladium received in the Norilsk Nickel transaction, was $32.3 million in 2006.
     Depreciation and amortization - Depreciation and amortization expense was $82.5 million in 2007, compared to $83.7 million in 2006, a 1.4% decrease. Although amortization rates per ton mined were higher in 2007 than in 2006, the lower tonnage produced in 2007 more than offset the effect of the higher tonnage rates.
     Exploration — The Company participated in several early stage exploration programs during 2007 and 2006, spending about $1.1 million and $0.3 million on these programs during 2007 and 2006, respectively. In addition, the Company expended approximately $1.7 million and $1.9 million in 2007 and 2006, respectively, toward equity investments in exploration companies.
     Marketing - The Company expanded its market development efforts for palladium during 2007, largely in support of the Palladium Alliance International, spending approximately $5.6 million on marketing, up from $4.2 million in 2006.
     General and administrative - General and administrative costs were $21.8 million in 2007, compared to $23.2 million in 2006, a 6.0% decrease. Normal year-on-year increases in these costs were largely offset by benefit forfeitures and share-based compensation adjustments.
     Interest income and expense - Interest income increased to $11.7 million in 2007 from $11.3 million in 2006, reflecting increased interest on recycling volumes. The Company’s balance of cash and related liquid assets earning interest decreased to $89.0 million at December 31, 2007, from $123.9 million reported at December 31, 2006. This decrease was partially attributable to growth in working capital in the Company’s recycling business. Inventories and advances associated with recycling increased to $83.7 million at year-end 2007 from $70.9 million at the end of 2006. The Company has reduced its debt to $128.0 million at December 31, 2007 from $130.7 million at December 31, 2006. Interest expense declined very slightly to $11.3 million in 2007 from $11.4 million in 2006 on the reduced debt balances.
     Total income tax provision - The Company recorded only de minimis income tax expense in 2007 and 2006, reflecting certain state minimum taxes paid. Changes in the Company’s net deferred tax assets have been offset by the change in the related valuation allowance.
     Other comprehensive income (loss), net of tax - The Company recorded a gain in other comprehensive income of $9.6 million in 2007 compared to a gain of $1.8 million in 2006. The 2007 gain included $31.7 million of realized hedging losses reclassified to income, partially offset by $22.4 million representing the change in fair value of derivatives held, and $0.3 million of unrealized gains on investments. The 2006 gain included $31.1 million of realized hedging losses reclassified to income, partially offset by $29.3 million representing the change in fair value of derivatives held, and $25,000 of unrealized loss on investments.
YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005
     Revenues - Revenues were $613.1 million in 2006, compared to $507.5 million in 2005, a 20.8% increase. Most of the increase was attributable to much higher sales volumes in the Company’s recycling business in 2006, as well as higher market prices for the platinum group metals.
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
     Costs of Metals Sold — Costs of metals sold, which excludes depreciation expense, was $493.5 million in 2006, compared to $415.4 million in 2005, an 18.8% increase. The substantial growth in recycling volumes during 2006 was accompanied by $164.9 million of increased cost in purchasing the recycled catalyst. Partially offsetting this increase was a $96.6 million decrease in expense reflecting a much smaller volume of sales related to the inventory received in the Norilsk Nickel transaction including the platinum and rhodium ounces purchased in the open market and re-sold under these contractual commitments. The remaining $9.8 million is largely the result of increased sales during 2006.
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
     The costs of metals sold from mine production was $200.0 million in 2006, compared to $190.2 million in 2005, a 5.2% increase. The cost increase is driven mostly by the 6.7% increase in ounces sold during 2006, although cost of metal sold per ounce declined slightly (from $336 per ounce in 2005 to $331 per ounce in 2006) with the production increase.
     The costs of metals sold from PGM recycling activities was $250.4 million in 2006, compared to $85.5 million in 2005, a 192.9% increase. The increase was about equally attributable to the higher metal equivalent prices paid in 2006 to acquire catalytic materials for recycling and to the volume growth in this business during 2006. The average cost of metal per ounce increased from $677 in 2005 to $1,006 in 2006, reflecting much higher 2006 average prices for PGMs, particularly for rhodium.
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
     Exploration — The Company participated in an early stage exploration program during 2006, spending about $0.3 million. There were no corresponding exploration expenditures during 2005.

     Marketing - The Company expanded its market development efforts for palladium during 2006, largely in support of the Palladium Alliance International, spending approximately $4.2 million on marketing, up from $0.6 million in 2005.
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
     Other comprehensive income (loss), net of tax - The Company recorded a gain in other comprehensive income of $1.8 million in 2006 compared to a loss of $12.4 million in 2005. The 2006 gain included $31.1 million of realized hedging losses reclassified to income, partially offset by $29.3 million representing the change in fair value of derivatives held, and $25,000 of unrealized loss on investments held for sale. The 2005 loss included $12.6 million of net unrealized losses on hedging transactions, and $0.2 million of unrealized gain on investments held for sale
LIQUIDITY AND CAPITAL RESOURCES
     For 2007, net cash provided by operating activities was $56.4 million compared to $97.0 and $141.1 million for 2006 and 2005, respectively. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines.
     At the PGM price levels prevailing at December 31, 2007, absent separate hedging arrangements, a change in the price of platinum generally would flow through almost dollar-for-dollar to cash flow from operations, subject only to (1) price ceilings on 14% of the mines’ platinum production to be sold under the Company’s long-term sales contracts, and (2) certain costs — severance taxes and royalties on mine production — which adjust upward or downward with market prices. However, in addition to this price ceiling, as of December 31, 2007, the Company has hedged forward a total of 15,000 ounces of its sales of mined platinum through June of 2008. In general, as of December 31, 2007, these hedges were fixed at platinum prices well below current market prices, and therefore the Company’s participation in increases or decreases in the price of platinum will be limited to the unhedged portion of production.
     Under the Company’s long-term sales contracts for mined production, a change in the market price of palladium, at prices above about $385 per ounce, would flow through directly to cash flow from operations, subject only to an offset for severance taxes and royalties that are based on the realized price. At market prices for palladium below about $385 per ounce, floor prices take affect that support the palladium price at or near that level on most of the mined palladium sales.
     The Company enters into fixed forward contracts that set the selling price of PGMs in its recycling activities, so for outstanding recycling lots, a change in the market price of platinum and palladium on sales of recycling materials would have little or no effect on margins earned from this activity and on cash flow from operations. However, a percentage change in market prices would affect margins on future lots by about the same percentage as the change in price. It normally takes existing lots of recycling material two to three months from the date of receipt to flow through to sales.
     Changes in the cash costs of production generally flow through dollar-for-dollar into cash flow from operations. A reduction due to grade in total mine production of 10%, or about 60,000 ounces per year, would reduce cash flow from operations by an estimated $29 million per year at the price and cost levels prevailing at December 31, 2007. The Company’s forecasts indicate that such a 10% reduction in mine production, incurred in a single year, would not impair the Company’s ability to repay its outstanding debt or to maintain its planned level of capital expenditures, although a sustained or significantly larger reduction in mine production could adversely affect the Company’s financial position.
     Net cash used in investing activities was $81.0 million, $78.9 million and $134.3 million in 2007, 2006 and 2005, respectively. The Company’s investing activities primarily represent capital expenditures of $87.9 million, $97.8 million and $92.1 million in 2007, 2006 and 2005, respectively, and changes in highly liquid investments. See Note 12 “Property,

Plant and Equipment” to the Company’s 2007 audited financial statements for further information. The Company also expended $1.7 million and $1.9 million to acquire equity interests in two small exploration companies during 2007 and 2006, respectively.
     Net cash used by financing activities was $2.4 million, $10.0 million and $22.7 million in 2007, 2006 and 2005, respectively. Net cash used by financing activities in each of these years was primarily applied to repayments of debt under the Company’s credit facility and to cover capital lease payments.
     At December 31, 2007, the Company’s available cash was $61.4 million and it had $128.0 million debt outstanding. If highly liquid investments are included, the Company’s balance sheet liquidity increases to $89.0 million, and unused revolving credit lines add another $20.3 million of available liquidity. Letters of credit totaling $19.7 million were outstanding under the revolving credit facility at December 31, 2007. During 2008, the Company will be required to make total payments of approximately $1.0 million for scheduled principal reductions on its outstanding borrowings under the Company’s credit agreement. The Company, at interest rate levels prevailing at December 31, 2007, also will be required to pay approximately $9.7 million in total interest payments during 2008 related to its outstanding debt obligations.
CREDIT AGREEMENT
     On August 3, 2004, the Company entered into a $180 million credit facility with a syndicate of financial institutions that replaced the Company’s previous $250 million credit facility. The credit facility consists of a $140 million term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus, currently, 250 basis points, or 7.375% at December 31, 2007) and a $40 million revolving credit facility bearing interest when drawn at a variable rate plus a margin (LIBOR plus 250 basis points, or 7.375% at December 31, 2007) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility. Undrawn amounts under the letters of credit issued through this facility as of December 31, 2007, carry an annual fee of 2.625%. Both the margin on the revolving credit facility and the letter of credit fee adjust contractually based on the Company’s leverage ratio, as defined, which began after the first quarter of 2005. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%. Amortization of the term loan facility commenced in August 2004.
     As of December 31, 2007, the Company has $98.3 million outstanding under the term loan facility. During 2004, the Company obtained, and has subsequently renewed, a letter of credit in the amount of $7.5 million as surety for its long-term reclamation obligation at East Boulder Mine. During 2005, the Company obtained a second letter of credit in the amount of $6.6 million used as collateral for the Company’s surety bonds. In 2007 the Company divided its sureties by location, adding $3.0 million of additional letter-of-credit coverage at East Boulder Mine and providing $9.2 million of letters of credit in support of reclamation obligations at the Stillwater Mine. These added commitments reduced the amount available under the revolving credit facility to $20.3 million at December 31, 2007.
     On November 5, 2007, the Company entered into Amendment No. 2 to the credit facility, which increased the interest rate spread over LIBOR on the term loan to 250 basis points from 225 basis points. This amendment also increased the permitted level of capital expenditures under the credit agreement in years 2007 through 2009 from $81 million per year to $95 million per year and authorized up to an additional $25 million over and above these limits for the installation of a second smelter furnace at the Company’s processing facilities in Columbus, Montana. The amendment also clarified the definition of debt in the credit agreement and authorized the Company to increase its contractual palladium sales commitments up to the equivalent of 120% of the Company’s annual mined palladium production, with the excess to be supplied from recycling or other sources.
     On January 31, 2006, the Company completed Amendment No. 1 to the credit facility that reduced the interest rate spread over LIBOR on the term loan to 225 basis points from 325 basis points and amended the threshold rate for required interest rate hedging to 5.50%.

     The following is a schedule by year of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility at December 31, 2007:

Credit Facility
Scheduled Repayments
Year ended	(in thousands)
2008	$1,019
2009	1,019
2010	96,305

Total	$98,343

     For additional details on the Company’s credit agreement, please see “Business Properties — Current Operations — Credit Facility” and Note 11 “Debt and Capital Lease Obligations” to the Company’s 2007 audited financial statements.
CONTRACTUAL OBLIGATIONS
     The Company is obligated to make future payments under various contracts such as its debt agreements. The following table represents significant contractual cash obligations and other commercial commitments and the related interest payments as of December 31, 2007:

(in thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Term loan facility	$1,019	$1,019	$96,305	$—	$—	$—	$98,343
Special Industrial Education Impact Revenue Bonds	190	97	—	—	—	—	287
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	275	240	240	240	234	465	1,694
Asset retirement obligations	—	—	—	—	—	73,770	73,770
Payments of interest	10,448	10,050	6,555	2,400	2,400	18,000	49,853
Other noncurrent liabilities		16,280	—	—	—	—	16,280

Total	$11,932	$27,686	$103,100	$2,640	$2,634	$122,235	$270,227

     Debt obligations referred to in the table above are presented as due for repayment under the current terms of the loan agreements, and before any payments of excess cash flow. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2009 include workers’ compensation costs, property taxes and severance taxes. Interest payments noted in the table above assume no early extinguishments of debt and no changes in interest rates.
FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Such statements include, but are not limited to, comments regarding expansion plans, costs, grade, production and recovery rates, permitting, financing needs, the terms of future credit facilities and capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and compliance, litigation and the palladium and platinum market. Additional information regarding factors which could cause results to differ materially from management’s expectations is found in the section entitled “Business and Properties — Risk Factors” above.

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
     Mine development expenditures incurred to date to increase existing production, develop new ore bodies or develop mineral property substantially in advance of production are capitalized. Mine development expenditures consist of vertical shafts, multiple surface adits and underground infrastructure development including footwall laterals, ramps, rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. Many such facilities are required not only for current operations, but also for all future planned operations.
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
     The Company’s method of accounting for development costs is as follows:
•	Unamortized costs of the shaft at the Stillwater Mine and the initial development at the East Boulder Mine are treated as life-of-mine infrastructure costs, amortized over total proven and probable reserves at each location, and

•	All ongoing development costs of footwall laterals, ramps and associated facilities are amortized over the ore reserves in the immediate and geologically relevant vicinity of the development.
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
     In accordance with the methodology prescribed by SFAS No. 144, the Company has determined that the carrying value of the Company’s assets was not impaired at December 31, 2007 or December 31, 2006.
Income Taxes
     Income taxes are determined using the asset and liability approach in accordance with the provisions of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. This method gives consideration to the future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on currently enacted tax rates. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2007, and December 31, 2006, for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized. Based on the Company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the Company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the Company could owe income taxes prospectively on the resulting higher taxable income.
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

     The Company reviewed its asset retirement assumptions at December 31, 2007 and determined that a net increase of $1.2 million related to the Stillwater Mine was necessary. See Note 13 “Asset Retirement Obligation” to the Company’s 2007 audited financial statements for further information.
Derivative Instruments
     From time to time, the Company enters into derivative financial instruments, including fixed forwards, cashless put and call option collars and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue. The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. The Company primarily uses derivatives to hedge metal prices and to manage interest rate risk. The Company also enters into financially settled forwards related to its recycling business segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses are recognized in net income in each period. See Note 4 “Derivative Instruments” to the Company’s 2007 audited financial statements for further information.
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
     The Company has entered into long-term sales contracts with Ford Motor Company, General Motors Corporation, and Mitsubishi Corporation. The Mitsubishi sales agreement expired at December 31, 2006, and a significant share of the PGM volumes previously committed to Mitsubishi have been assumed under the provisions of the remaining contracts. The contracts together cover significant portions of the Company’s mined PGM production through December 2012 and stipulate floor and ceiling prices for some of the covered production. The Company from time to time also purchases platinum and rhodium in the open market for resale under various supply arrangements. See “Business and Properties — Current Operations — PGM Sales and Hedging Activities” and Note 4 “Derivative Instruments” to the Company’s 2007 audited financial statements for a more detailed discussion of the Company’s open positions.
     Beginning in the third quarter of 2005, the major U.S. bond rating agencies successively downgraded the corporate ratings of Ford Motor Company and General Motors Corporation the Company’s two primary customers under long-term sales contracts. As a result, the debt of these companies no longer qualifies as investment grade. The Company’s business is substantially dependent on its contracts with Ford and General Motors, particularly because the floor prices in these contracts provide significant price protection to the Company in periods of low palladium prices. Under applicable law, these contracts may be void or voidable if Ford or General Motors becomes insolvent or files for bankruptcy. The loss of either of these contracts could require the Company to sell at prevailing market prices, which might expose it to lower metal prices as compared to the floor prices under the contracts. In such an event, the Company’s operating plans could be threatened. In addition, under the Company’s credit facility, a default or modification of these contracts could prohibit additional loans or require the immediate repayment of outstanding loans. Thus, termination of these contracts could have a material adverse impact on the Company’s operations and viability.
     The Company from time to time enters into fixed forward sales and financially settled forward sales transactions that may or may not be accounted for as cash-flow hedges to mitigate the price risk in its PGM recycling and mine production activities. In the fixed forward transactions, normally metals contained in the spent catalytic materials are sold forward at the time the materials are purchased and are delivered against the fixed forward contracts when the finished ounces are recovered. The Company accounted for such fixed forwards as cash flow hedges for transactions entered into prior to April 1, 2006; thereafter, the Company has elected to account for these transactions using the normal purchase and normal sales provisions contained in SFAS No. 138. Financially settled forwards also may be used as a mechanism to offset fluctuations in metal prices associated with future production in circumstances where the Company elects to retain control of the final disposition of the metal. In the past, the Company generally accounted for financial settled forward transactions as cash flow hedges. Following the amendment of one of the automotive PGM supply contracts in August of 2007, the Company has entered into various financially-settled forward contracts covering a portion of its recycling production and has elected not to apply hedge accounting treatment to these transactions. Consequently, these transactions are marked to market in each accounting period.
     Under financially settled forwards, at each settlement date, the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. The Company’s financially settled forwards are settled at maturity. As of December 31, 2007, the Company was party to financially settled forward agreements covering a total of 15,000 ounces of its anticipated platinum sales from mine production for the period from January 2008 through June 2008. These transactions will settle at an overall average price of approximately $1,084 per ounce.
     Until these designated hedging contracts mature, any net change in the value of the hedging instrument due to changes in metal prices is reflected in stockholders’ equity in accumulated other comprehensive income. A net unrealized loss of $6.5 million on these instruments existed at December 31, 2007, and is reflected in accumulated other comprehensive income (loss). See Note 4 “Derivative Instruments” to the Company’s 2007 audited financial statements for further information. Because these hedges are highly effective, when these instruments are settled any remaining gain or loss on the cash flow hedges will be offset by losses or gains on the future metal sale and will be recognized at that time in operating income. The Company also enters into financially settled forwards related to its recycling business segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses are recognized in net income in each period. All commodity instruments outstanding at December 31, 2007, are expected to be settled within the next six months.

     The following is a summary of the Company’s commodity derivatives as of December 31, 2007:
Mine Production:
Financially Settled Forwards

	Platinum
	Ounces	Avg. Price	Index
First Quarter 2008	9,000	$1,104	Monthly London PM Average
Second Quarter 2008	6,000	$1,054	Monthly London PM Average

PGM Recycling: Financially Settled Forwards

	Palladium
	Ounces	Avg. Price	Index
First Quarter 2008	4,873	$372	Monthly London PM Average

PGM Recycling: Fixed Forwards

	Platinum		Palladium		Rhodium
	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price
First Quarter 2008	28,009	$1,525	8,269	$366	2,636	$6,761
Second Quarter 2008	5,427	$1,516	1,069	$368	399	$6,488
INTEREST RATE RISK
     As of December 31, 2007, the Company had $98.3 million outstanding under its $140 million term loan facility, bearing interest at a variable rate of 7.375% based upon LIBOR (4.875% at December 31, 2007) plus a 2.50% margin. See Note 11 “Debt and Capital Lease Obligations” to the Company’s 2007 audited financial statements for further information. At the LIBOR prevailing at December 31, 2007, this represents an interest cost of approximately $7.35 million per year. Although the margin on this debt is fixed, the LIBOR is subject to short-term fluctuations in market interest rates. Each 1% increase in LIBOR increases the Company’s estimated annual interest cost by approximately $1.0 million.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stillwater Mining Company:
We have audited the accompanying balance sheets of Stillwater Mining Company as of December 31, 2007 and 2006, and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stillwater Mining Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), Stillwater Mining Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Billings, Montana
February 25, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stillwater Mining Company:
We have audited Stillwater Mining Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stillwater Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Stillwater Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stillwater Mining Company as of December 31, 2007 and 2006, and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 25, 2008 expressed an unqualified opinion on those financial statements.
/s/ KPMG LLP
Billings, Montana
February 25, 2008

STILLWATER MINING COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

Year ended December 31,	2007	2006	2005
REVENUES

Mine production	$277,456	$292,204	$264,206
PGM recycling	326,394	269,941	90,695
Sales of palladium received in Norilsk Nickel transaction	—	17,637	87,309
Other	15,365	33,366	65,252

Total revenues	619,215	613,148	507,462

COSTS AND EXPENSES
Costs of metals sold:
Mine production	203,121	199,982	190,171
PGM recycling	305,911	250,444	85,522
Sales of palladium received in Norilsk Nickel transaction	—	10,785	74,542
Other	14,289	32,300	65,163

Total costs of metals sold	523,321	493,511	415,398
Depreciation and amortization:
Mine production	82,396	83,583	79,032
PGM recycling	142	100	55

Total depreciation and amortization	82,538	83,683	79,087

Total costs of revenues	605,859	577,194	494,485
Exploration	1,062	332	—
Marketing	5,586	4,186	592
General and administrative	21,817	23,221	19,872
(Gain)/loss on disposal of property, plant and equipment	(180)	279	112
Restructuring credits, net	—	—	(243)

Total costs and expenses	634,144	605,212	514,818

OPERATING INCOME (LOSS)	(14,929)	7,936	(7,356)

OTHER INCOME (EXPENSE)
Other	236	94	11
Interest income	11,705	11,322	5,217
Interest expense	(11,269)	(11,413)	(11,733)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(14,257)	7,939	(13,861)

Income tax provision	—	(10)	(13)

NET INCOME (LOSS)	(14,257)	7,929	(13,874)

Other comprehensive income (loss), net of tax	9,578	1,799	(12,437)

COMPREHENSIVE INCOME (LOSS)	$(4,679)	$9,728	$(26,311)

See accompanying notes to the financial statements.

STILLWATER MINING COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Continued)

Year ended December 31,	2007	2006	2005
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss)	$(14,257)	$7,929	$(13,874)

Weighted average common shares outstanding
Basic	92,016	91,260	90,702
Diluted	92,016	91,580	90,702

Basic earnings (loss) per share
Net income (loss)	$(0.15)	$0.09	$(0.15)

Diluted earnings (loss) per share
Net income (loss)	$(0.15)	$0.09	$(0.15)

See accompanying notes to the financial statements.

STILLWATER MINING COMPANY
BALANCE SHEETS
(in thousands, except share and per share amounts)

December 31,	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$61,436	$88,360
Restricted cash	5,885	3,785
Investments, at fair market value	27,603	35,497
Inventories	118,663	106,895
Advances on inventory purchases	28,396	24,191
Trade receivables	12,144	16,008
Deferred income taxes	4,597	5,063
Other current assets	6,092	4,540

Total current assets	264,816	284,339
Property, plant and equipment, net	465,054	460,328
Long-term investments	3,556	1,869
Other noncurrent assets	8,981	9,487

Total assets	$742,407	$756,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,937	$24,833
Accrued payroll and benefits	20,944	20,348
Property, production and franchise taxes payable	10,528	11,123
Current portion of long-term debt and capital lease obligations	1,209	1,674
Fair value of derivative instruments	6,424	15,145
Unearned income	788	570
Other current liabilities	11,144	11,897

Total current liabilities	68,974	85,590
Long-term debt and capital lease obligations	126,841	129,007
Fair value of derivative instruments	—	715
Deferred income taxes	4,597	5,063
Accrued workers compensation	9,982	10,254
Asset retirement obligation	10,506	8,550
Other noncurrent liabilities	4,103	4,288

Total liabilities	$225,003	$243,467

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 92,405,111 and 91,514,668 shares issued and outstanding	924	915
Paid-in capital	626,625	617,107
Accumulated deficit	(104,120)	(89,863)
Accumulated other comprehensive loss	(6,025)	(15,603)

Total stockholders’ equity	517,404	512,556

Total liabilities and stockholders’ equity	$742,407	$756,023

See accompanying notes to the financial statements.

STILLWATER MINING COMPANY
STATEMENTS OF CASH FLOWS
(in thousands)

Year ended December 31,	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,257)	$7,929	$(13,874)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82,538	83,683	79,087
Lower of cost or market inventory adjustment	6,013	2,519	2,466
(Gain)/loss on disposal of property, plant and equipment	(180)	279	112
Asset retirement obligation	734	650	536
Restructuring credits, net	—	—	(243)
Cash paid on accrued restructuring costs	—	—	(334)
Stock issued under employee benefit plans	5,470	4,910	4,715
Amortization of debt issuance costs	500	783	624
Share based compensation	3,805	3,549	2,371

Changes in operating assets and liabilities:
Inventories	(16,518)	(24,440)	73,024
Advances on inventory purchases	(4,205)	(17,241)	(6,950)
Trade receivables	3,864	11,279	(2,151)
Employee compensation and benefits	596	2,547	4,406
Accounts payable	(6,896)	10,426	(622)
Property, production and franchise taxes payable	(780)	1,581	359
Workers compensation	(272)	4,400	793
Unearned income	218	(75)	405
Restricted cash	(2,100)	(1,100)	(35)
Other	(2,108)	5,284	(3,555)

NET CASH PROVIDED BY OPERATING ACTIVITIES	56,422	96,963	141,134

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(87,876)	(97,802)	(92,074)
Purchases of long-term investments	(1,687)	(1,869)	—
Proceeds from disposal of property, plant and equipment	396	615	129
Purchases of investments	(64,925)	(106,287)	(98,419)
Proceeds from maturities of investments	73,125	126,434	56,103

NET CASH USED IN INVESTING ACTIVITIES	(80,967)	(78,909)	(134,261)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations	(2,631)	(10,726)	(22,683)
Issuance of common stock, net of stock issue costs	252	825	40
Payments for debt issuance costs	—	(579)	(22)
Other	—	526	—

NET CASH USED IN FINANCING ACTIVITIES	(2,379)	(9,954)	(22,665)

CASH AND CASH EQUIVALENTS
Net increase (decrease)	(26,924)	8,100	(15,792)
Balance at beginning of year	88,360	80,260	96,052

BALANCE AT END OF YEAR	$61,436	$88,360	$80,260

See accompanying notes to the financial statements.

STILLWATER MINING COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

				Retained Earnings	Accumulated Other
	Shares	Common		(Accumulated	Comprehensive Income	Total Stockholders’
	Outstanding	Stock	Paid-in Capital	Deficit)	(Loss)	Equity
BALANCE AT DECEMBER 31, 2004	90,434	$904	$600,708	$(83,918)	$(4,965)	$512,729

Net loss	—	—	—	(13,874)	—	(13,874)
Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	(12,639)	(12,639)
Change in fair market value of securities	—	—	—	—	202	202
Common stock issued under employee benefit plans	532	6	4,709	—	—	4,715
Stock option expense	—	—	404	—	—	404
Common stock issued under stock plans	11		40	—	—	40
Common stock issued under Directors’ deferral plan	12	—	33	—	—	33
Nonvested shares of common stock granted to officers and employees	3	—	—	—	—	—
Amortization of unearned nonvested stock	—	—	1,934	—	—	1,934

BALANCE AT DECEMBER 31, 2005	90,992	$910	$607,828	$(97,792)	$(17,402)	$493,544

Net income	—	—	—	7,929	—	7,929
Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	1,824	1,824
Change in fair market value of securities	—	—	—	—	(25)	(25)
Common stock issued under employee benefit plans	409	4	4,906	—	—	4,910
Stock option expense	—	—	276	—	—	276
Common stock issued under stock plans	101	1	824	—	—	825
Common stock issued under Directors’ deferral plan	4	—	43	—	—	43
Nonvested shares of common stock granted to officers and employees	9	—	—	—	—	—
Amortization of unearned nonvested stock	—	—	3,250	—	—	3,250
Forfeiture of nonvested stock	—	—	(20)	—	—	(20)

BALANCE AT DECEMBER 31, 2006	91,515	$915	$617,107	$(89,863)	$(15,603)	$512,556

Net loss	—	—	—	(14,257)	—	(14,257)
Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	9,247	9,247
Change in fair market value of securities	—	—	—	—	331	331
Common stock issued under employee benefit plans	488	5	5,465	—	—	5,470
Stock option expense	—	—	392	—	—	392
Common stock issued under stock plans	29	—	252	—	—	252
Common stock issued under Directors’ deferral plan	5	4	74	—	—	78
Nonvested shares of common stock granted to officers and employees	368	—	—	—	—	—
Amortization of unearned nonvested stock	—	—	4,374	—	—	4,374
Forfeiture of nonvested stock	—	—	(1,039)	—	—	(1,039)

BALANCE AT DECEMBER 31, 2007	92,405	$924	$626,625	$(104,120)	$(6,025)	$517,404

See accompanying notes to the financial statements.

STILLWATER MINING COMPANY
NOTES TO THE FINANCIAL STATEMENTS
NOTE 1
NATURE OF OPERATIONS
     Stillwater Mining Company, a Delaware corporation, is engaged in the development, extraction, processing, refining and marketing of palladium, platinum and associated metals (platinum group metals or PGMs) from a geological formation in south central Montana known as the J-M Reef and from the recycling of spent catalytic converters. The J-M Reef is a twenty-eight (28) mile long geologic formation containing one of the largest deposits of platinum group metals (PGMs) in the United States.
     The Company’s mining operations consist of the Stillwater Mine located on the J-M Reef in Nye, Montana, the East Boulder Mine, located at the western end of the J-M Reef in Sweet Grass County, Montana and a smelter and base metal refinery located in Columbus, Montana. The Company processes its mining concentrates and recycles spent catalyst material received from third parties to recover PGMs at the smelter and base metal refinery.
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
INVESTMENTS
     The Company accounts for investments in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investment securities at December 31, 2007, accounted for under SFAS No. 115, consist of a mutual fund and federal agency notes and commercial paper with stated maturities in excess of three months but less than one year. All securities are deemed by management to be available-for-sale and are reported at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction of the carrying amount of the security to fair value. The impairment is charged to earnings and a new cost basis for the security is established. See Note 9 for further information.

     The Company’s long-term investments are accounted for in accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The investments are recorded at cost due to less than 20% equity interest and no significant Company control over the investees.
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
RECEIVABLES
     Accounts receivable and other receivable balances recorded in other current assets are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. The Company determined that no allowance against its receivables was necessary as of December 31, 2007 and 2006.
PROPERTY, PLANT AND EQUIPMENT
     Plant facilities and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from three to seven years or, for capital leases, the term of the related leases if shorter. Maintenance and repairs are charged to cost of revenues as incurred.
     Capitalized mine development costs are capital expenditures incurred to increase existing production, develop new ore bodies or develop mineral property substantially in advance of production. Capitalized mine development costs include a vertical shaft, multiple surface adits and underground infrastructure development including footwall laterals, ramps, rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. These expenditures are capitalized and amortized over the life of the mine or over a shorter mining period, depending on the period benefited by those expenditures, using the units-of-production method. The Company utilizes total proven and probable ore reserves, measured in tons, as the basis for determining the life of mine and uses the ore reserves in the immediate and relevant vicinity as the basis for determining the shorter mining period.
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
     In 2007, the Company exercised the buy-out option available under its remaining capital lease obligations and consequently, at December 31, 2007 the Company was not party to any capital lease obligations. The fair value of the Company’s $30 million 8% Series 2000 exempt facility revenue bonds was approximately $31.9 million at December 31, 2007 and $31.3 million at December 31, 2006. The $0.6 million aggregate fair value of the Company’s special industrial education impact revenue bonds was not materially different from their carrying values at December 31, 2007 and 2006. The Company used its respective current borrowing rate to calculate the fair value of the revenue bonds at December 31, 2007 and 2006.
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
REVENUE RECOGNITION
     Revenue is comprised of mine production revenue, PGM recycling revenue, other sales revenue and sales of palladium received in the Norilsk Nickel transaction (for years 2006 and 2005). Mine production revenue consists of the sales of palladium and platinum extracted by the Company’s mining operations, including any realized hedging gains or losses, and is reduced by sales discounts associated with long-term sales contracts. PGM recycling revenue consists of the sales of recycled palladium, platinum and rhodium derived from spent catalytic materials, including any unrealized and realized hedging gains or losses. Other sales revenue consists of sales of PGMs that were acquired for resale.

     Pursuant to the guidance in Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred either physically or through an irrevocable transfer of metals to customers’ accounts, the price is fixed or determinable, no related obligations remain and collectability is probable. Under the terms of sales contracts and purchase orders received from customers, the Company recognizes revenue when the product is in a refined and saleable form and title passes, which is typically when the product is transferred from the account of the Company to the account of the customer. Under certain of its sales agreements, the Company instructs a third party refiner to transfer metal from the Company’s account to the customer’s account; at this point, the Company’s account at the third party refinery is reduced and the purchaser’s account is increased by the number of ounces of metal sold. These transfers are irrevocable and the Company has no further responsibility for the delivery of the metals. Under other sales agreements, physical conveyance occurs by the Company arranging for shipment of metal from the third party refinery to the purchaser. In these cases, revenue is recognized at the point when title passes contractually to the purchaser. Sales discounts are recognized when the related revenue is recorded. The Company classifies any sales discounts as a reduction in revenue.
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
     Unrealized derivative gains and losses recorded in current and non-current assets and liabilities and amounts recorded in other comprehensive income (loss) and in current period earnings are non-cash items and therefore are taken into account in the preparation of the statement of cash flows based on their respective balance sheet classifications.
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
     Under SFAS No. 143, accounting for reclamation obligations requires management to make estimates for each mining operation of the future costs the Company will incur to complete final reclamation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work that the Company is required to perform. Any such increases in future costs could materially impact the amounts charged in future periods to operations for reclamation and remediation. See Note 13 “Asset Retirement Obligation” for further information.

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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2007 and 2006, for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized. Based on the Company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the Company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the Company could owe income taxes prospectively on the resulting higher taxable income.
     The Company adopted FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes in 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. See Note 6 “Income Taxes” for further information.
STOCK-BASED COMPENSATION
     The Company accounts for its share-based payments in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123 (R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the respective vesting periods and determined using a fair-value-based measurement method. The fair values for stock options and other stock-based compensation awards issued to employees are estimated at the date of grant using a Black-Scholes option pricing model. See Note 5 “Share-Based Payments” for further information.
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
     Outstanding options were excluded from the computation of diluted earnings per share in 2007 and 2005 because the Company reported losses and so the effect would have been antidilutive (reduced the net loss per share) using the treasury stock method. The effect of outstanding stock options on diluted weighted average shares outstanding was 85,341 shares in 2006.
     There was no effect of outstanding nonvested shares on diluted weighted average shares outstanding in 2007 or 2005 because the Company reported a net loss in each year and inclusion of any of these shares would have reduced the net loss per share amounts. The effect of outstanding nonvested shares was to increase diluted weighted average shares outstanding by 234,439 shares in 2006.
COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders’ equity that result from transactions and events other than those with stockholders. The Company’s only significant elements of other comprehensive income are unrealized gains and losses on derivative financial instruments and available-for-sale securities.

DEBT ISSUANCE COSTS
     Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt using the effective interest method.
USE OF ESTIMATES
     The preparation of the Company’s financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management’s estimates relate to mineral reserves, reclamation and environmental obligations, valuation allowance for deferred tax assets, useful lives utilized for depreciation, amortization and accretion calculations, future cash flows from long-lived assets, fair value of derivatives and accruals for restructuring costs. Actual results could differ from these estimates.
RECLASSIFICATIONS
     Prior year amounts in current liabilities have been reclassified to conform to the current year presentation to adjust for amounts previously disclosed as a component of unearned income on the Company’s balance sheet.
NOTE 3
SALES
Mine Production
     Palladium, platinum, rhodium and gold are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined PGMs of 99.95% purity in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product metals are normally sold at market prices to customers, brokers or outside refiners. Copper and nickel by-products, however, are produced at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are reflected as a reduction to costs of metals sold. During 2007, 2006 and 2005, total by-product (copper, nickel, gold and silver and mined rhodium) sales were approximately $53.8 million, $42.6 million and $21.4 million, respectively, and were credited against production costs.
     During 1998, the Company entered into three long-term sales contracts covering production from the mines, that contain guaranteed floor and, in some cases, ceiling prices for metal delivered. Please refer to the following table regarding ceiling and floor prices on the following page. Metal sales under these contracts, when not affected by the guaranteed floor or ceiling prices, are priced at a slight discount to market. In late 2000 and in 2001, the Company amended these contracts to extend the terms and to modify the pricing mechanisms. One of these contracts expired at the end of 2006, one will expire during 2008 and one applies through 2010. Following the one contract expiration at December 31, 2006, the palladium and platinum commitments under that contract were largely assumed by the remaining contracts. The agreement expiring during 2008 was renewed in the third quarter of 2007, and, together with a follow-on agreement, renews the term through 2012, modifies the pricing mechanisms and revises the sourcing provisions. Under these sales agreements, the Company currently has committed 100% of its palladium production and 70% of its platinum production through 2010. After 2010, at least 20% of the Company’s mine production of palladium is committed through 2012. After 2010, the Company’s platinum production is not committed under these contracts and remains available for sale at prevailing market prices.

     The following table summarizes the floor and ceiling price structures for the long-term sales contracts with Ford Motor Company and General Motors Corporation related to mine production. The first two columns for each commodity represent the percent of total mine production that is subject to floor prices and the weighted average floor price per ounce. The second two columns for each commodity represent the percent of total mine production that is subject to ceiling prices and the weighted average ceiling price per ounce.

	PALLADIUM				PLATINUM
	Subject to		Subject to		Subject to		Subject to
	Floor Prices		Ceiling Prices		Floor Prices		Ceiling Prices
	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling
Year	Production	Price	Production	Price	Production	Price	Production	Price
2008	100%	$360	20%	$975	70%	$425	14%	$850
2009	100%	$364	20%	$975	70%	$425	14%	$850
2010	100%	$360	20%	$975	70%	$425	14%	$850
2011	20%	$300	—	—	—	—	—	—
2012	20%	$300	—	—	—	—	—	—
     Metal delivery commitments under the long-term sales contracts generally fluctuate based upon percentages of actual mine production, with discretionary sourcing flexibility for any additional quantities. These contracts contain termination provisions that allow the purchasers to terminate in the event the Company breaches certain provisions of the contract and the Company does not cure the breach within specified periods ranging from 10 to 30 days of notice. The contracts are not subject to the requirements of SFAS No. 133 or SFAS No. 138, because the contracts qualify for the normal sales exception since they will not settle net and will result in physical delivery. The floors and ceilings embedded within the long-term sales contracts are treated as part of the host contract, not a separate derivative instrument and are therefore also not subject to the requirements of SFAS No. 133, SFAS No. 138, or SFAS No. 149.
PGM Recycling
     The Company recycles spent catalyst materials through its processing facilities in Columbus, Montana, recovering palladium, platinum and rhodium from these materials. The Company sells these processed metals to various third parties.
Other activities
     The Company makes other open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $15.4 million and $33.4 million on approximately 43,800 ounces of palladium and 41,800 ounces of PGMs (2,500 ounces of platinum, 33,000 ounces of palladium and 6,300 ounces of rhodium) that were purchased in the open market and re-sold for the years ended December 31, 2007 and 2006, respectively.
NOTE 4
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
Commodity Derivatives
     The Company enters into fixed forward contracts and financially settled forward contracts to offset the price risk in its PGM recycling activity and on portions of its mine production. In the fixed forward transactions, metals contained in the recycled materials are normally sold forward and subsequently delivered against the fixed forward contracts when the finished ounces are recovered. The Company uses fixed forward transactions primarily to price in advance the metals processed in its recycling business. Under financially settled forwards, at each settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price and the Company pays the difference between the forward price and the market price if the market price is above the forward price. These financially settled forward contracts are settled in cash at maturity. The Company normally uses financially settled forward contracts to reduce downside price risk associated with deliveries out of future mine production under the Company’s long-term sales agreements.
     As of December 31, 2007, the Company was party to financially settled forward agreements covering approximately 23% of its anticipated platinum sales out of mine production from January 2008 through June 2008. These transactions are designed to hedge a total of 15,000 ounces of platinum sales from mine production for the next six months at an overall average price of approximately $1,084 per ounce.
Until these financially settled forward contracts related to mine production mature, any net change in the value of the hedging instrument is reflected in stockholders’ equity in accumulated other comprehensive income (loss) (AOCI). The net unrealized losses related to financially settled forwards for mine production were $6.5 million, $15.8 million and $17.6 million at December 31, 2007, 2006 and 2005, respectively. When these instruments settle, any remaining gain or loss on the cash flow hedges will be offset by gains or losses on the future metal sales and will be recognized at that time in operating income. Hedging losses related to mine production of $31.7 million, $31.1 million and $8.0 million were realized as an adjustment to revenue in 2007, 2006 and 2005, respectively.
PGM Recycling
     The Company enters into fixed forward sales relating to PGM recycling of catalysts materials. The Company accounted for these fixed forward sales as cash-flow hedges through the first quarter of 2006; thereafter, they have been accounted for under the normal sales provisions of SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149. The metals from PGM recycled materials are sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. All of these open transactions settle at various periods through June 2008. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedge contract prices by a predetermined margin limit. As of December 31, 2007 and 2006, no such margin deposits were outstanding or due.
     During the third quarter of 2007, the Company entered into certain financially settled forward contracts on recycled materials, which are contracts that do not require the physical delivery of metal upon settlement. These contracts establish a future price for the metal but allow discretion as to the customer receiving the metal. The Company has elected not to account for these derivatives contracts as hedges under the provisions of SFAS No. 133 and is marking these contracts to market at the end of each accounting period. The net unrealized loss on these contracts at December 31, 2007, was approximately $65,000, and has been recorded as a reduction to recycling revenue.

     The following is a summary of the Company’s commodity derivatives as of December 31, 2007:
Mine Production:
Financially Settled Forwards

	Platinum
	Ounces	Avg. Price	Index
First Quarter 2008	9,000	$1,104	Monthly London PM Average
Second Quarter 2008	6,000	$1,054	Monthly London PM Average

PGM Recycling: Financially Settled Forwards

	Palladium
	Ounces	Avg. Price	Index
First Quarter 2008	4,873	$372	Monthly London PM Average

PGM Recycling: Fixed Forwards

	Platinum		Palladium		Rhodium
	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price
First Quarter 2008	28,009	$1,525	8,269	$366	2,636	$6,761
Second Quarter 2008	5,427	$1,516	1,069	$368	399	$6,488
Interest Rate Derivatives
     On July 28, 2006, the Company entered into an interest rate swap agreement that had the effect of fixing the interest rate on $50 million of the Company’s outstanding term loan debt through December 31, 2007. The effective fixed rate of the interest rate swap was 7.628%. The company elected not to account for this as a cash flow hedge and accordingly recorded a credit to interest expense during 2007 of approximately $7,600 and additional interest expense of approximately $89,000 in 2006. This interest rate swap terminated on December 31, 2007.
NOTE 5
SHARE-BASED PAYMENTS
STOCK PLANS
     The Company sponsors certain stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. The Company has options outstanding under three separate plans: the 1994 Incentive Plan, the General Plan and the 2004 Equity Incentive Plan. In April 2004, stockholders approved the 2004 Equity Incentive Plan. As of December 31, 2007, there were approximately 7,801,000 shares of common stock authorized for issuance under the Plans, including approximately 5,250,000, 1,400,000 and 1,151,000 authorized for the 2004 Equity Incentive Plan, the General Plan and the 1994 Incentive Plan, respectively. Options for approximately 4,787,000 and 3,014,000 shares were available and reserved, respectively, for grant as of December 31, 2007.
     Awards granted under the Plans may consist of incentive stock options (ISOs) or non-qualified stock options (NQSOs), stock appreciation rights (SARs), nonvested shares or other stock-based awards, with the exception that non-employee directors may not be granted SARs and only employees of the Company may be granted ISOs.
     The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise price, exercise period, vesting period and all other terms of instruments issued under the Plans. Directors’ options vest over a six month period after date of grant. Officers’ and employees’ options vest ratably over a three year period after date of grant. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. The Company received approximately $252,000, $825,000 and $40,000 in cash from the exercise of stock options in 2007, 2006 and 2005, respectively.

Nonvested Shares:
     Nonvested shares granted to non-management directors and certain members of management and other employees as of December 31, 2007, 2006 and 2005, along with the related compensation expense are detailed in the following table:

		Nonvested	Market
		Shares	Value on	Compensation Expense
Grant Date	Vesting Date	Granted	Grant Date	2007		2006		2005
May 3, 2005	November 2, 2005	10,904	$80,035	$—		$—		$80,035
April 27, 2006	October 26, 2006	9,752	$160,030	—		160,030	(1)	—
May 7, 2004	May 7, 2007	348,170	$4,460,058	495,562		1,486,686		1,486,686
May 3, 2005	May 3, 2008	225,346	$1,654,040	260,656	(2)	551,347		367,564
April 27, 2006	April 27, 2009	288,331	$4,731,512	1,056,171	(2)	1,051,447		—
February 22, 2007	February 22, 2010	426,514	$5,433,788	1,242,863	(2)	—		—
May 3, 2007	November 3, 2007	17,654	$280,000	280,000		—		—

Total compensation expense of nonvested shares				$3,335,252		$3,249,510		$1,934,285

(1)	A total of 1,219 nonvested shares that were granted on April 27, 2006 to non-management directors were forfeited in 2006 due to the resignation of one member from the Company’s board of directors. Compensation expense of $20,004 was reversed in 2006 due to this resignation.

(2)	78,493, 57,148, and 44,554 nonvested shares granted in 2007, 2006, and 2005, respectively, were forfeited in 2007 due to the resignation of one member of the Company’s senior management. Compensation expense in 2007 has been reduced to reflect compensation expense of $255,318, $494,949, and $281,606 recognized in 2007, 2006, and 2005, respectively, due to this resignation. Compensation expense in 2007 was also reduced by approximately $7,000 for forfeiture of approximately 3,200 nonvested shares granted to certain members of management and other employees who terminated employment in the first quarter of 2007.
Deferral Plans:
     On May 3, 2005, the Company’s Board of Directors implemented the Stillwater Mining Company Non-Employee Directors’ Deferral Plan, which allows non-employee directors to defer all or any portion of the compensation received as directors, in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). The plan provides for a Company matching contribution equal to 20% of the participant’s deferred amount. Each participant elects the form of the Company match (cash or Company common stock). In accounting for this plan, the Company follows the provisions of APB Opinion No. 12, Omnibus Opinion — 1967 on accounting for deferred compensation plans other than post-retirement plans in conjunction with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested. Compensation expense that was deferred in common stock related to the Non-Employee Directors’ Deferral Plan was approximately $57,900 and $30,500 in 2007 and 2006, respectively. The Company match was made in Company common stock and resulted in compensation expense of approximately $9,650 and $13,200 in 2007 and 2006, respectively.
     On February 1, 2006, the Company’s Board of Directors implemented the Stillwater Mining Company Nonqualified Deferred Compensation Plan, which allows officers of the Company to defer up to 60% of their salaries and up to 100% of cash compensation other than salary in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). For each Plan year, the Company matches the amount of compensation deferred during that year up to a maximum of 6% of the participant’s total compensation for the calendar year. In accounting for this plan, the Company follows the provisions of APB Opinion No. 12, Omnibus Opinion — 1967 on accounting for deferred compensation plans other than post-retirement plans in conjunction with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested. The Company’s expense was approximately $121,00 and $78,000 for 2007 and 2006, respectively.

Stock Options:
     The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant. The compensation expense related to the fair value of stock options during 2007, 2006 and 2005 was approximately $392,000, $276,000 and $404,000, respectively. Compensation expense related to the fair value of stock options was recorded in general and administrative expense. The weighted average fair value of options granted during 2007 was $5.44, which was calculated using the Black-Scholes option-pricing formula.
     The fair value for options in 2007, 2006 and 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,	2007	2006	2005
Weighted average expected lives (years)	3.9	3.8	3.7
Interest rate	4.5%	4.8%	4.4%
Volatility	56%	58%	56%
Dividend yield	0	0	0
     Stock option activity for the years ended December 31, 2007, 2006 and 2005, is summarized as follows (excluding the effect of nonvested shares):

			Weighted-Average
		Weighted Average	Grant-Date Fair
	Shares	Exercise Price	Value
Options outstanding at December 31, 2004	1,732,801	$20.92
Options exercisable at December 31, 2004	1,521,867
2005 Activity
Options granted	71,025	9.73	$4.59
Options exercised	(11,429)	3.65
Options canceled/forfeited	(274,100)	22.71

Options outstanding at December 31, 2005	1,518,297	$20.20
Options exercisable at December 31, 2005	1,361,582
2006 Activity
Options granted	88,950	12.27	$5.86
Options exercised	(100,850)	8.32
Options canceled/forfeited	(155,486)	24.89

Options outstanding at December 31, 2006	1,350,911	$20.02
Options exercisable at December 31, 2006	1,209,644
2007 Activity
Options granted	71,450	11.59	$5.44
Options exercised	(29,375)	9.14
Options canceled/forfeited	(118,961)	16.01

Options outstanding at December 31, 2007	1,274,025	$20.18
Options exercisable at December 31, 2007	1,149,830	21.11
     The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $147,000, $833,000, and $66,000, respectively. At December 31, 2007, the total intrinsic value was approximately $439,000 and $408,000 for stock options outstanding and exercisable, respectively.

The following table summarizes information for outstanding and exercisable options as of December 31, 2007:

				Options Outstanding		Options Exercisable
				Average	Weighted		Weighted
Range of			Number	Remaining	Average	Number	Average
Exercise Price			Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price
$2.30	-	$4.66	11,593	4.3	$2.93	11,593	$2.93
$4.67	-	$9.33	147,633	4.9	$7.22	118,643	$6.88
$9.34	-	$13.99	143,101	7.5	$11.99	60,748	$12.12
$14.00	-	$18.65	259,734	2.5	$15.79	246,882	$15.80
$18.66	-	$23.31	275,364	3.9	$19.36	275,364	$19.36
$23.32	-	$27.98	180,225	1.3	$26.51	180,225	$26.51
$27.99	-	$32.64	94,675	2.0	$30.51	94,675	$30.51
$32.65	-	$37.30	110,200	3.0	$34.65	110,200	$34.65
$37.31	-	$41.96	51,500	2.9	$38.33	51,500	$38.33

			1,274,025	3.5	$20.18	1,149,830	$21.11

      A summary of the status of the Company’s nonvested stock options as of December 31, 2007, and changes during the year then ended, is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Options	Options	Value
Nonvested options at January 1, 2007	141,267	$5.57
Options granted	71,450	5.44
Options vested	(63,160)	5.33
Options forfeited	(25,362)	5.67

Nonvested options at December 31, 2007	124,195	$5.38

     Total compensation cost related to nonvested stock options not yet recognized is approximately $237,000, $82,000, and $15,000 for 2008, 2009 and 2010, respectively.
Employee Benefit Plans:
     The Company has adopted two savings plans, which qualify under section 401(k) of the U.S. Internal Revenue Code, covering essentially all non-bargaining and bargaining employees. Employees may elect to contribute up to 60% of eligible compensation, subject to the Employee Retirement Income Security Act of 1974 (ERISA) limitations. The Company is required to make matching contributions equal to 100% of the employee’s contribution up to 6% of the employee’s compensation. Matching contributions can be paid with common stock of the Company. During 2007, 2006 and 2005, the Company issued 488,285, 409,187, and 532,332 shares of common stock, respectively, with a market value on the respective grant dates of approximately $5.5 million, $4.9 million and $4.7 million, respectively, to match employees’ contributions. The Company made no cash contributions to the plans in 2007, 2006 or 2005.

NOTE 6
INCOME TAXES
     The components of the Company’s deferred tax liabilities (assets) are comprised of the following temporary differences and carry forwards:

December 31, (in thousands)	2007	2006
Mine development costs	$89,077	$78,861
Inventory	2,190	837

Total deferred tax liabilities	91,267	79,698

Noncurrent liabilities	(7,619)	(7,847)
Property and equipment	(19,921)	(19,977)
Current liabilities	(6,788)	(5,901)
Net operating loss and other carryforwards	(127,194)	(110,602)

Total deferred tax assets	(161,522)	(144,327)
Valuation allowance	70,255	64,629

Net deferred tax assets	(91,267)	(79,698)

Net deferred tax liabilities	$—	$—

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company provided a valuation allowance in 2007 and 2006 to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of the net operating loss carry forwards (NOL’s) as management considers it more likely than not that the NOL’s will not be realized based upon projected future taxable income.
     Reconcilement of the federal income tax provision at the applicable statutory income tax rate to the effective rate is as follows:

Year ended December 31, (in thousands)	2007	2006	2005
Income (loss) before income taxes	$(14,257)	$7,939	$(13,861)

Income tax (benefit) or expense at statutory rate of 35%	$(4,990)	$2,779	$(4,851)
State income tax benefit, net of federal benefit	(626)	348	(608)
Change in valuation allowance	5,626	(3,046)	5,348
Other	(10)	(71)	124

Net income tax provision	$—	$10	$13

     At December 31, 2007, the Company had approximately $339 million of regular tax net operating loss carry forwards expiring during 2009 through 2027. Usage of $189 million of these net operating losses is limited to approximately $9.5 million annually as a result of the change in control of the Company that occurred in connection with the Norilsk Nickel transaction in 2003. Usage of net operating losses incurred after the change in control is not subject to this limitation.
     Cash payments for income taxes for the years ended December 31, 2007, 2006 and 2005, were approximately $0, $10,000 and $13,000, respectively, related to state tax payments and are included in income tax expense.
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no unrecognized tax benefits at January 1, 2007 and December 31, 2007. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in “Income tax provision” in the Statements of Operations and Comprehensive Income (Loss). There was no interest or penalties for the year ended December 31, 2007. The tax years subject to examination by the taxing authorities are the years ending December 31, 2006, 2005, and 2004.

NOTE 7
COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income (loss). As of December 31, 2007, such items consist of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities and available-for-sale marketable securities.
     The Company had commodity instruments relating to financially settled forwards outstanding during 2007 accounted for as cash flow hedges. The net unrealized loss on these instruments, $6.5 million at December 31, 2007, will be reflected in other comprehensive income (loss) until these instruments are settled. All commodity instruments outstanding at December 31, 2007, are expected to settle within the next six months. See Note 4 “Derivative Instruments” for further information.
     The following summary sets forth the changes in AOCI during 2007, 2006 and 2005:

			Accumulated
	Available for		Other
	Sale	Commodity	Comprehensive
(in thousands)	Securities	Instruments	Loss
Balance at December 31, 2004	$—	$(4,965)	$(4,965)

Reclassification to earnings	—	8,021	8,021
Change in value	202	(20,660)	(20,458)

Comprehensive income (loss)	$202	$(12,639)	$(12,437)

Balance at December 31, 2005	$202	$(17,604)	$(17,402)

Reclassification to earnings	—	31,055	31,055
Change in value	(25)	(29,231)	(29,256)

Comprehensive income (loss)	$(25)	$1,824	$1,799

Balance at December 31, 2006	$177	$(15,780)	$(15,603)

Reclassification to earnings	—	31,669	31,669
Change in value	331	(22,422)	(22,091)

Comprehensive income	$331	$9,247	$9,578

Balance at December 31, 2007	$508	$(6,533)	$(6,025)

NOTE 8
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

     The PGM Recycling segment is engaged in the recycling of spent automobile and petroleum catalysts to recover the PGMs contained in those materials. The Company allocates costs of the smelter and base metal refinery to both the Mine Production segment and to the PGM Recycling segment for internal and segment reporting purposes because the Company’s smelting and refining facilities support the PGM extraction of both business segments.
     The All Other group primarily consists of assets and costs of various corporate and support functions, and for the years 2006 and 2005, included the assets and revenues and costs associated with the palladium received in the Norilsk Nickel transaction. The program to sell the palladium received in the Norilsk Nickel transaction was completed during the first quarter of 2006.
     The Company evaluates performance and allocates resources based on income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands)	Mine	PGM	All
Year ended December 31, 2007	Production	Recycling	Other	Total
Revenues	$277,456	$326,394	$15,365	$619,215
Depreciation and amortization	$82,396	$142	$—	$82,538
Interest income	$—	$6,684	$5,021	$11,705
Interest expense	$—	$—	$11,269	$11,269
Income (loss) before income taxes	$(7,843)	$27,025	$(33,439)	$(14,257)
Capital expenditures	$87,257	$382	$237	$87,876
Total assets	$516,308	$88,588	$137,511	$742,407

(in thousands)	Mine	PGM	All
Year ended December 31, 2006	Production	Recycling	Other	Total
Revenues	$292,204	$269,941	$51,003	$613,148
Depreciation and amortization	$83,583	$100	$—	$83,683
Interest income	$—	$5,992	$5,330	$11,322
Interest expense	$—	$—	$11,413	$11,413
Income (loss) before income taxes	$8,411	$25,334	$(25,806)	$7,939
Capital expenditures	$97,284	$209	$309	$97,802
Total assets	$512,128	$71,587	$172,308	$756,023

(in thousands)	Mine	PGM	All
Year ended December 31, 2005	Production	Recycling	Other	Total
Revenues	$264,206	$90,695	$152,561	$507,462
Depreciation and amortization	$79,032	$55	$—	$79,087
Interest income	$—	$1,221	$3,996	$5,217
Interest expense	$—	$—	$11,733	$11,733
Income (loss) before income taxes	$(5,109)	$6,339	$(15,091)	$(13,861)
Capital expenditures	$92,076	$29	$—	$92,105
Total assets	$488,508	$27,446	$205,503	$721,457

NOTE 9
INVESTMENTS
     The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale investment securities by major security type and class of security at December 31, are as follows:

		Gross	Gross
		unrealized	unrealized	Fair
(in thousands)	Cost	gains	losses	market value
2007

Federal agency notes	$24,154	$466	$—	$24,620
Commercial paper	2,965	18	—	2,983
Mutual funds	511	24	—	535

Total	$27,630	$508	$—	$28,138

2006

Federal agency notes	$25,464	$111	$—	25,575
Commercial paper	9,856	66	—	9,922

Total	$35,320	$177	$—	$35,497

     The mutual fund included in the investment table above is classified as a non-current asset on the balance sheet.
     During the fourth quarter of 2006, the Company invested $1.9 million to secure approximately an 11% interest in Pacific North West Capital Corp., a Canadian exploration company that specializes in identifying and delineating potential PGM reserve targets. The Company invested an additional $0.2 million in Pacific North West Capital Corp. during 2007 to maintain its approximate 11% interest.
     On July 3, 2007, the Company invested $1.5 million in Benton Resources Corp., another Canadian exploration company, providing the Company with an opportunity for future participation in Benton’s Goodchild Nickel-PGM Project as well as equity interest in Benton itself.
NOTE 10
INVENTORIES
     The market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. In order to reflect costs in excess of market values, the Company, during 2007, 2006 and 2005, reduced the aggregate inventory carrying value of certain components of its in-process and finished good inventories by $6.0 million, $2.5 million and $2.5 million, respectively.
     The costs of PGM inventories as of any date are determined based on combined production costs per ounce and include all inventoriable production costs, including direct labor, direct materials, depreciation and amortization and other overhead costs relating to mining and processing activities incurred as of such date.

     Inventories at December 31 consisted of the following:

(in thousands)	2007	2006
Metals inventory
Raw ore	$1,061	$596
Concentrate and in-process	36,933	37,086
Finished goods	62,933	53,081

	100,927	90,763
Materials and supplies	17,736	16,132

Total inventory	$118,663	$106,895

NOTE 11
DEBT AND CAPITAL LEASE OBLIGATIONS
CREDIT AGREEMENT
     The Company has a $180 million credit facility with a syndicate of financial institutions. The credit facility consists of a $140 million six-year term loan facility maturing July 30, 2010, bearing interest at a variable rate plus a margin (London Interbank Offer Rate (LIBOR) plus 250 basis points, or 7.375% at December 31, 2007) and a $40 million five-year revolving credit facility bearing interest when drawn at a variable rate plus a margin (LIBOR plus 250 basis points, or 7.375% at December 31, 2007) expiring July 31, 2009. The revolving credit facility includes a letter of credit facility. Undrawn amounts under the letters of credit issued through this facility as of December 31, 2007, carry an annual fee of 2.625%. Both the margin on the revolving credit facility and the letter of credit fee adjust contractually based on the Company’s leverage ratio, as defined, beginning after the first quarter of 2005. The remaining unused portion of the revolving credit facility bears an annual commitment fee of 0.75%.
     On January 31, 2006, the Company completed Amendment No. 1 to the credit facility that reduced the interest rate spread on the term loan to 225 basis points. A previous provision that required the Company to fix the interest rate on 50% of the outstanding term loan balance through December 31, 2007, if and when the underlying three-month LIBOR reached 4.50% was also amended, increasing the hedging threshold to 5.50%. Under the terms of the amendment, the Company would pay a 1% penalty on certain voluntary prepayment transactions that occur within one year of the effective date of the amendment.
     On November 5, 2007, the Company obtained an amendment and waiver to certain provisions in the Credit Agreement. The changes included an increase to the covenant limits on annual capital expenditures for 2007, 2008 and 2009; revised language to accommodate additional palladium sales commitments under the newly signed automotive agreement; and clarification to the definition of debt in the agreement. The amendment and waiver also increased the 225-basis point spread over LIBOR in the term loan and revolving credit facility to 250 basis points over LIBOR.
     As of December 31, 2007, the Company has $98.3 million outstanding under the term loan facility. At December 31, 2007 and 2006, the Company had obtained letters of credit in the amount of $19.7 million and $17.5 million, respectively, as partial surety for certain of its long-term reclamation obligations, which reduced amounts available under the revolving credit facility to $20.3 million at December 31, 2007, and $22.5 million at December 31, 2006.
     The credit facility requires as prepayments 50% of the Company’s annual excess cash flow (as defined in the credit agreement), plus any proceeds from asset sales and the issuance of debt or equity securities, subject to specified exceptions. Such prepayments are to be applied first against the term loan facility balance, and once that is reduced to zero, against any outstanding revolving credit facility balance. The Company’s term loan facility, as amended allows the Company to choose between LIBOR loans of various maturities plus a spread of 2.50% or alternate base rate loans plus a spread of 1.50%. The alternate base rate is a rate determined by the administrative agent under the terms of the credit facility, and has generally been equal to the prevailing bank prime loan rate, which was 7.25% at December 31, 2007. The alternate base rate applies only to that portion of the term loan facility in any period for which the Company has not elected to use LIBOR contracts. Substantially all the property and assets of the Company are pledged as security under the credit facility.

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
     The amount of the Company’s debt classified as a current liability representing that portion of the term loan facility expected to be paid during the next twelve months totaled $1.0 million at December 31, 2007 and 2006.
     Covenants in the credit facility include restrictions on the Company’s ability to: (1) incur additional indebtedness; (2) pay dividends or redeem capital stock; (3) grant liens; (4) make investments, acquisitions, dispositions or enter into mergers; (5) enter into transactions with affiliates; (6) make capital expenditures; (7) refinance or prepay subordinated debt; (8) change the nature of the Company’s business or cease operations at the principal operating properties; and (9) enter into commodity hedging for volumes in excess of expected production. The Company is also subject to financial covenants including a Debt to EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) ratio, a Debt Service Coverage Ratio, annual limits on capital expenditures and a minimum liquidity requirement. These covenants were not affected by the January 31, 2006 amendment. On November 5, 2007, the Company entered into Amendment No. 2 to the credit facility, which increased the permitted level of capital expenditures under the credit agreement in years 2007 through 2009 from $81 million per year to $95 million per year and authorized up to an additional $25 million over and above these limits for the installation of a second smelter furnace at the Company’s processing facilities. This amendment also clarified the definition of debt in the credit agreement and authorized the Company to increase its contractual palladium sales commitments up to the equivalent of 120% of the Company’s annual mined palladium production, with the excess to be supplied from recycling or other sources.
     Aside from failure to meet financial covenants, other events of default under the credit facility include: (1) a cross-default linked to other indebtedness of the Company; (2) any material modification to the life-of-mine plans, absent lender consent; (3) a change of control of the Company, subject to certain exceptions, and (4) any material breach by a counterparty to a material sales contract or any unapproved modification or termination of such a sales contract. At December 31, 2007 the Company was in compliance with all of its covenants under the credit facility.
     The following is a schedule of required principal payments to be made in quarterly installments on the amounts outstanding under the term loan facility at December 31, 2007, without regard to the prepayments required to be offered out of excess cash flow, or paid at the Company’s discretion:

Credit Facility
Scheduled Repayments
Year ended	(in thousands)
2008	$1,019
2009	1,019
2010	96,305

Total	$98,343

EQUIPMENT LEASE AGREEMENTS
     The Company periodically leases certain underground mining equipment under leasing agreements containing purchase options that can be exercised at the end of the original lease terms. The duration of these leases can range from three to seven years. As of December 31, 2007, the Company was not party to any capital lease agreements.
EXEMPT FACILITY REVENUE BONDS
     During 2000, the Company completed a $30 million offering of Exempt Facility Revenue Bonds, Series 2000, through the State of Montana Board of Investments. The bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Mine. The bonds mature on July 1, 2020, and have a stated interest rate of 8.00% with interest paid semi-annually. The bonds have an effective interest rate of 8.57%. Net proceeds from the offering were $28.7 million. The balance outstanding for the years ended December 31, 2007 and 2006 was $29.4 million, which is net of unamortized discount of $0.6 million.
SPECIAL INDUSTRIAL EDUCATION IMPACT REVENUE BONDS
     The Company issued these bonds in 1989 in three series to finance impact payments to local school districts. The bonds bear interest at varying rates between 6.5% and 7.8% and mature in increasing annual principal amounts through 2009. The aggregate balance outstanding at December 31, 2007 and 2006 was $0.3 million and $0.5 million, respectively, of which approximately $0.2 million is classified as current in each year. The bonds, which are collateralized by the Company’s real estate, are secured by guarantees from Chevron Corporation and Manville Corporation. Scheduled principal repayments during the years 2008 and 2009 are approximately $0.2 million and $0.1 million, respectively.
CASH PAID FOR INTEREST
     The Company made cash payments for interest of $10.1 million, $10.3 million and $10.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.
NOTE 12
PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment at December 31 consisted of the following:

(in thousands)	2007	2006
Machinery and equipment	$71,905	$61,206
Leased equipment	—	2,614
Buildings and structural components	150,064	143,859
Mine development	452,244	373,929
Land	7,721	7,721
Construction-in-progress:
Stillwater Mine	47,072	47,428
East Boulder Mine	33,358	40,658
Other	3,902	2,433

	766,266	679,848
Less accumulated depreciation and amortization	(301,212)	(219,520)

Total property, plant, and equipment	$465,054	$460,328

The Company’s capital expenditures for the years ended December 31, were as follows:

(in thousands)	2007	2006	2005
Stillwater Mine	$47,864	$53,650	$53,059
East Boulder Mine	33,991	41,173	38,041
Other	6,021	2,979	1,005

Total capital expenditures	87,876	97,802	92,105
Acquired by capital lease transactions	—	—	(31)

Total cash paid for capital expenditures	$87,876	$97,802	$92,074

NOTE 13
ASSET RETIREMENT OBLIGATION
     The following summary sets forth the annual changes to the Company’s asset retirement obligations in 2007, 2006 and 2005:

	Stillwater	East Boulder
(in thousands)	Mine	Mine	Total
Balance at January 1, 2005	$4,976	$1,816	$6,792

Liabilities incurred	—	—	—
Accretion expense	370	166	536
Revision of estimated cash flows	—	—	—

Balance at December 31, 2005	$5,346	$1,982	$7,328

Liabilities incurred	—	1,453	1,453
Accretion expense	470	180	650
Revision of estimated cash flows	—	(881)	(881)

Balance at December 31, 2006	$5,816	$2,734	$8,550

Liabilities incurred	1,222	—	1,222
Accretion expense	512	222	734
Revision of estimated cash flows	—	—	—

Balance at December 31, 2007	$7,550	$2,956	$10,506

     In 2007, the Company recorded a $1.2 million adjustment to the future reclamation obligation at the Stillwater Mine related to an increase in the estimated reclamation costs. In 2006, the Company recorded a $0.6 million net adjustment related to expanded operations at the East Boulder Mine. This adjustment consisted of an increase of $1.5 million related to estimated additional reclamation costs, offset by a reduction of $0.9 million due to an increase in the estimated mine life at East Boulder.
     At December 31, 2007, the Company had posted surety bonds with the State of Montana in the amount of $15.2 million, and had obtained a letter of credit of $7.5 million to satisfy the current $21.8 million of financial guarantee requirements determined by the regulatory agencies. The Company believes these financial guarantee requirements will increase once the state finalizes an updated environmental impact statement in 2008.
NOTE 14
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

     The following summary sets forth the changes of the restructuring accrual during 2005:

(in thousands)
Balance at December 31, 2004	$577

Cash paid	(334)
Accrual adjustments	(243)

Balance at December 31, 2005	$—

NOTE 15
RELATED PARTIES
     During 2006, the Palladium Alliance International (PAI) was formed to promote palladium in the worldwide jewelry market. Currently, the PAI receives a significant portion of its funding from the Company. In 2007 and 2006, the Company made contributions of approximately $4.8 million and $3.8 million, respectively, to PAI. These contributions are accounted for in marketing expense.
NOTE 16
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
PURCHASE COMMITMENT
     The Company has entered into metal sourcing agreements under which it purchases spent catalysts delivered to the Company based on market prices. Under the agreements, the Company advances cash for purchase and collection of these spent catalyst materials. These advances are reflected as advances on inventory purchases on the balance sheet until such time as the material has been received and title has transferred to the Company. The Company has a security interest in the materials that have been procured but not yet received by the Company; however, until such time as the material has been procured, a portion of the advances are unsecured and the unsecured portion is fully at risk should the supplier fail to deliver material as promised or experience other financial difficulties. Any determination that a supplier is unable to deliver the promised material or otherwise repay these advances would result in a significant charge against earnings. Finance charges on these advances collected in advance of being earned are reflected as unearned income on the balance sheet.
OPERATING LEASES
     The Company has operating leases for equipment and office space. Rental expense amounted to approximately $2.0 million in 2007 and 2006 and $3.6 million in 2005.

     Future minimum lease payments for non-cancelable operating leases with terms in excess of one year are as follows:

Minimum Lease
Year ended (in thousands)	Payment
2008	$275
2009	240
2010	240
2011	240
Thereafter	699

Total	$1,694

SIGNIFICANT CUSTOMERS
     Sales to significant customers as a percentage of total revenues for the years ended December 31 were as follows:

	2007	2006	2005
Customer A	36%	36%	38%
Customer B	28%	18%	20%
Customer C	*	*	20%
Customer D	*	11%	*

	64%	65%	78%

*	Represents less than 10% of total revenues
LABOR UNION CONTRACTS
     As of December 31, 2007, the Company had approximately 49% and 27% of its labor force covered by collective bargaining agreements expiring on July 1, 2010 and July 1, 2008, respectively.
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
     MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated. The Company was granted a special extension for certain areas of its Stillwater Mine for a period of one-year (until November 28, 2007). The Company is currently in the application process to obtain an extension for its East Boulder Mine.
NOTE 17
QUARTERLY DATA (UNAUDITED)
     Quarterly earnings data for the years ended December 31, 2007 and 2006 were as follows:

	2007 Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenue	$146,450	$160,963	$163,087	$148,714
Depreciation and amortization	$20,438	$21,656	$20,146	$20,320
Operating income (loss)	$(1,195)	$(2,773)	$(11,206)	$245
Net income (loss)	$(1,059)	$(2,516)	$(11,053)	$371
Comprehensive income (loss)	$(6,234)	$2,930	$(7,503)	$6,128
Basic earnings per share (loss)	$(0.01)	$(0.03)	$(0.12)	$—
Diluted earnings per share (loss)	$(0.01)	$(0.03)	$(0.12)	$—

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$139,959	$116,826	$180,817	$175,546
Depreciation and amortization	$19,935	$21,376	$20,003	$22,369
Operating income (loss)	$1,428	$(2,671)	$6,171	$3,008
Net income (loss)	$597	$(2,337)	$6,862	$2,807
Comprehensive income (loss)	$(15,953)	$(15,379)	$28,316	$12,744
Basic earnings per share (loss)	$0.01	$(0.03)	$0.08	$0.03
Diluted earnings per share (loss)	$0.01	$(0.03)	$0.07	$0.03

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
     Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” below. The attestation report of our independent registered public accounting firm, KPMG LLP, on our management’s assessment of our internal control over financial reporting is included on page 72.
Management’s Report on Internal Control over Financial Reporting.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2007.

ITEM 9B
OTHER INFORMATION
Not Applicable
PART III
ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     With regard to directors and corporate governance, reference is made to the information set forth under the caption “Nominees for Election” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
     Set forth below is certain information concerning the individuals who were executive officers of the Company as of December 31, 2007.

Name	Age	Position
Francis R. McAllister	65	Chairman of the Board and Chief Executive Officer
John R. Stark	55	Vice President, Human Resources, Secretary and Corporate Counsel
Terrell I. Ackerman	54	Vice President, Planning and Process Operations
Gregory A. Wing	58	Vice President, and Chief Financial Officer
     The following are brief biographies of the Company’s executive officers and directors:
EXECUTIVE OFFICERS
     Francis R. McAllister (age 65) was appointed Chairman of the Board and Chief Executive Officer of the Company effective February 12, 2001. Mr. McAllister was appointed a Director of the Company on January 9, 2001. Prior to his appointment to the Board, Mr. McAllister served with ASARCO Incorporated from 1966 to 1999, most recently as Chairman and Chief Executive Officer in 1999, as Chief Operating Officer from 1998 to 1999, as Executive Vice President — Copper Operations from 1993 to 1998, as Chief Financial Officer from 1982 to 1993 and in various professional and management positions from 1966 to 1982. He currently serves on the Board of Directors of Cleveland Cliffs, Incorporated, an iron ore mining Company. Mr. McAllister received his MBA from New York University, his Bachelor of Science — Finance from the University of Utah, and attended the Advanced Management Program at Harvard Business School.
     John R. Stark (age 55) was appointed Vice President, Human Resources on September 21, 1999, and was subsequently appointed Secretary and Corporate Counsel on May 29, 2001 and July 17, 2001, respectively. Mr. Stark has a varied background in corporate administration and human resources. He was previously with Molycorp, Inc. in 1996 as Manager of Sales and Administration; Western Mobile, Inc., an international construction material supplier, from 1992 to 1996; and with AMAX Inc. for 13 years until 1992. Mr. Stark received his Juris Doctor degree from the University of Denver School of Law and holds a Bachelor of Arts degree in economics from the University of Montana.
     Greg R. Struble (age 50) joined Stillwater Mining Company as the Company’s Executive Vice President and Chief Operating Officer effective February 4, 2008. Mr. Struble had served previously as Project Manager for Barrick Gold Corporation’s Cortez Hills Project and Joint Venture. Prior to joining Barrick, he was General Manager of Meridian Gold’s El Peñón Mine in Chile from 2003 to 2007, where he also oversaw the final closure of the San Cristobel Mine. From 1997 to 2003, he was General Manager and Underground General Manager of AngloGold’s Jerritt Canyon Mine in Nevada. And from 1983 to 1993, Mr. Struble served in positions of increasing responsibility with Homestake Mining Company based in South Dakota. Mr. Struble is a graduate of Michigan Technological University with a Bachelor of Science degree in Mining Engineering.

     Terrell I. Ackerman (age 54) is currently Vice President, Planning and Process Operations. Mr. Ackerman joined the Company in March 2000 as Director of Corporate Planning after 2 years as an independent consultant. During 1998 and 1999, Mr. Ackerman conducted feasibility studies, operational and mine planning reviews for various underground operations. Prior to this time, Mr. Ackerman was VP and General Manager of BHP Copper’s San Manuel Operation in Arizona. Mr. Ackerman held increasing roles of accountability for Magma Copper Company starting as an underground engineer in training in 1976. Mr. Ackerman received a Bachelor of Science degree in Mine Engineering from the University of Idaho College of Mines.
     Gregory A. Wing (age 58) became the Company’s Vice President and Chief Financial Officer effective March 22, 2004. Previously, Mr. Wing served as the Vice President and Chief Financial Officer of Black Beauty Coal Company from 1995 through 2003. Prior to joining Black Beauty, Mr. Wing was with The Pittsburg and Midway Coal Mining Company, a subsidiary of Chevron Corporation, as Manager of Financial Planning and Analysis. From 1986 to 1989, he was employed by Chevron Corporation as Senior Analyst in Corporation Planning, and from 1980 to 1986, he was with Arabian American Oil Company in Dhahran, Saudi Arabia. Mr. Wing received a Bachelor of Arts in Physics and an M.B.A in Accounting and Finance, both from the University of California at Berkeley
     For information concerning the Company’s executive officers, reference is made to the information set forth under the caption “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
Audit Committee Financial Expert
     Federal regulations and New York Stock Exchange listing requirements require the board to determine if a member of its audit committee is an “audit committee financial expert.” According to these requirements, an audit committee member can be designated an audit committee financial expert only when the audit committee member satisfies five specified qualification requirements, such as experience (or “experience actively supervising” others engaged in) preparing, auditing, analyzing, or evaluating financial statements presenting a level of accounting complexity comparable to what is encountered in connection with the Company’s financial statements. The regulations further require such qualifications to have been acquired through specified means of experience or education. While the board has confidence in the ability and the effectiveness of its audit committee, the board has determined that no current audit committee member qualifies as an audit committee financial expert. However, the board believes that the current members of the audit committee are qualified and collectively have sufficiently extensive financial training and experience to carry out the duties and responsibilities of the audit committee. A vacancy remains on the board due to the resignation of Jack Thompson in July 2006. The board desires to fill this vacancy with a person satisfying the requirements for an audit committee financial expert, assuming that such individual satisfies such other criteria that the board believes are important for an individual to make a meaningful contribution to the deliberations of the board as a whole. However, under the Shareholder Agreement, Norilsk Nickel has the right to designate Mr. Thompson’s replacement.
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
     Pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, the Company’s chief executive officer submitted a certification, dated May 31, 2007, that to his knowledge, as of such date, the Company was not in violation of any NYSE listing standards.

ITEM 11
EXECUTIVE COMPENSATION
     Reference is made to the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
     Reference is made to the information set forth under the caption “Security Ownership of Principal Stockholders and Management” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Reference is made to the information set forth under the caption “Certain Relationships and Related Transactions and Director Independence” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
ITEM 14
PRINCIPAL ACCOUNTING FEES AND SERVICES
     Reference is made to the information set forth under the caption “Principal Accounting Fees and Services” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
PART IV
ITEM 15
EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Form 10-K
     1. Financial Statements and Supplementary Data
     2. Financial Statement Schedules (not applicable)
(b) See Exhibit Index below
(c) Not applicable

EXHIBITS

Number	Description
2.1	Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the “1994 S-1”)).

3.1	Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

3.2	Amended and Restated By-Laws of Stillwater Mining Company, (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on December 29, 2004).

4.1	Form of Indenture, dated April 29, 1996, between Stillwater Mining Company and Colorado National Bank with respect to the Company’s 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated April 29, 1996).

4.2	Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

4.3	Amendment No. 1, dated as of November 20, 2002, to the Rights Agreement between Stillwater Mining Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated November 21, 2002).

10.2	Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

10.3	Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.4	Palladium Sales Agreement, made as of August 13, 1998, between Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated July 21, 1998).

10.5	Palladium and Platinum Sales Agreement, made as of August 17, 1998, between Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated July 21, 1998).

10.7	Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.8	Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001 (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2001).

10.9	First Amendment Agreement to Palladium Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.10	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 27, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.11	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.12	Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.13	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.24 of the Registrant’s 2001 10-K).

Number	Description
10.14	Employment Agreement between Greg R. Struble and Stillwater Mining Company, dated February 4, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 11, 2008).

10.15	2008 Restricted Stock Unit Agreement between Greg R. Struble and Stillwater Mining Company, dated February 4, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 11, 2008).

10.16	Third Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 13, 2002 (incorporated by reference to Exhibit 10.33 of the Registrant’s 2002 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.17	Employment Agreement between Terrell I. Ackerman and Stillwater Mining Company dated May 8, 2002 (incorporated by reference to Exhibit 10.34 of the Registrant’s 2002 10-K).

10.18	Amended and Restated General Employee Stock Plan, dated October 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.19	Employment Agreement between Stephen A. Lang and Stillwater Mining Company dated September 1, 2003 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.20	Stock Purchase Agreement between Stillwater Mining Company and MMC Norilsk Nickel and Norimet Ltd. dated June 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 8-K, dated June 23, 2003).

10.21	Registration Rights Agreement, Stillwater Mining Company and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated June 23, 2003).

10.23	Palladium Sales Agreement, made as of March 3, 2004, among Stillwater Mining Company and Engelhard Corporation (incorporated by reference to Exhibit 10.39 to the Form 10-K filed on March 15, 2004(portions of this agreement have been omitted pursuant to a confidential treatment request).

10.24	Employment Agreement between Gregory A. Wing and Stillwater Mining Company dated as of March 22, 2004 (incorporated by reference to Exhibit 10.40 to the Form 10-K filed on March 15, 2004).

10.25	Articles of Agreement between Stillwater Mining Company (East Boulder) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 2002 (incorporated by reference to Exhibit 10.41 to the Form 10-K filed on March 15, 2004).

10.26	Amendment No. 1 to Stockholders Agreement, dated as of March 19, 2004, made by and among Stillwater Mining Company and MMC Norilsk Nickel (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on May 7, 2004).

10.28	Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 19, 2004 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 5, 2004).

10.29	Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 5, 2004).

10.30	Fourth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated February 20, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.31	Fifth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated May 4, 2004 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.33	Contract between Stillwater Mining Company and USW International Union, Local 1, East Boulder Unit, effective July 10, 2005 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 8, 2005).

10.34	409A Nonqualified Deferred Compensation Plan, (incorporated by reference to exhibit 10.34 to the Form 10-K filed on March 16, 2006).

10.35	2004 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 29, 2004).

10.36	409A Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form-8K dated May 9, 2005).

10.37	Amendment No. 1 to Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd., dated January 31, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 3, 2006).

10.38	Amendment No. 2 and Waiver to Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd., dated November 5, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 8, 2007).

Number	Description
10.39	Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) and United Steel Workers (USW) Local 11-0001, ratified July 16, 2007 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 7, 2007).

10.40	Supplemental Memorandum of Understanding between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) and United Steel Workers (USW) Local 11-0001, ratified September 4, 2007 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007).

10.41	Third Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated August 8, 2007 (portions of the agreement have been omitted pursuant to a confidential treatment request), (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on November 6, 2007).

10.42	Palladium and Rhodium Sales Agreement, made as of August 8, 2007, between Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request), (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 6, 2007).

18.1	Preferability letter from KPMG LLP dated March 30, 2005. (incorporated by reference to Exhibit 18.1 to the Form 10-K filed on March 31, 2005).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc. (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, (filed herewith).

32.1	Section 1350 Certification, (filed herewith).

32.2	Section 1350 Certification, (filed herewith).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STILLWATER MINING COMPANY (“Registrant”)
Dated: February 26, 2008	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Francis R. McAllister Francis R. McAllister	February 26, 2008
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Gregory A. Wing Gregory A. Wing	February 26, 2008
Vice President and Chief Financial Officer
(Principal Accounting Officer)

/s/ Craig L. Fuller Craig L. Fuller, Director	February 26, 2008

/s/ Patrick M. James Patrick M. James, Director	February 26, 2008

/s/ Steven S. Lucas Steven S. Lucas, Director	February 26, 2008

/s/ Joseph P. Mazurek Joseph P. Mazurek, Director	February 26, 2008

/s/ Sheryl K. Pressler	February 26, 2008
Sheryl K. Pressler, Director

/s/ Donald W. Riegle Jr. Donald W. Riegle Jr., Director	February 26, 2008

/s/ Todd D. Schafer Todd D. Schafer, Director	February 26, 2008

Exhibit Index

Number	Description
2.1	Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the “1994 S-1”)).

3.1	Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

3.2	Amended and Restated By-Laws of Stillwater Mining Company, (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on December 29, 2004).

4.1	Form of Indenture, dated April 29, 1996, between Stillwater Mining Company and Colorado National Bank with respect to the Company’s 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated April 29, 1996).

4.2	Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

4.3	Amendment No. 1, dated as of November 20, 2002, to the Rights Agreement between Stillwater Mining Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated November 21, 2002).

10.2	Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

10.3	Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.4	Palladium Sales Agreement, made as of August 13, 1998, between Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated July 21, 1998).

10.5	Palladium and Platinum Sales Agreement, made as of August 17, 1998, between Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated July 21, 1998).

10.7	Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.8	Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001 (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2001).

10.9	First Amendment Agreement to Palladium Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.10	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 27, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.11	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.12	Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.13	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.24 of the Registrant’s 2001 10-K).

Number	Description
10.14	Employment Agreement between Greg R. Struble and Stillwater Mining Company, dated February 4, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 11, 2008).

10.15	2008 Restricted Stock Unit Agreement between Greg R. Struble and Stillwater Mining Company, dated February 4, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 11, 2008).

10.16	Third Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 13, 2002 (incorporated by reference to Exhibit 10.33 of the Registrant’s 2002 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.17	Employment Agreement between Terrell I. Ackerman and Stillwater Mining Company dated May 8, 2002 (incorporated by reference to Exhibit 10.34 of the Registrant’s 2002 10-K).

10.18	Amended and Restated General Employee Stock Plan, dated October 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.19	Employment Agreement between Stephen A. Lang and Stillwater Mining Company dated September 1, 2003 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.20	Stock Purchase Agreement between Stillwater Mining Company and MMC Norilsk Nickel and Norimet Ltd. dated June 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 8-K, dated June 23, 2003).

10.21	Registration Rights Agreement, Stillwater Mining Company and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated June 23, 2003).

10.23	Palladium Sales Agreement, made as of March 3, 2004, among Stillwater Mining Company and Engelhard Corporation (incorporated by reference to Exhibit 10.39 to the Form 10-K filed on March 15, 2004(portions of this agreement have been omitted pursuant to a confidential treatment request).

10.24	Employment Agreement between Gregory A. Wing and Stillwater Mining Company dated as of March 22, 2004 (incorporated by reference to Exhibit 10.40 to the Form 10-K filed on March 15, 2004).

10.25	Articles of Agreement between Stillwater Mining Company (East Boulder) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 2002 (incorporated by reference to Exhibit 10.41 to the Form 10-K filed on March 15, 2004).

10.26	Amendment No. 1 to Stockholders Agreement, dated as of March 19, 2004, made by and among Stillwater Mining Company and MMC Norilsk Nickel (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on May 7, 2004).

10.28	Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 19, 2004 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 5, 2004).

10.29	Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 5, 2004).

10.30	Fourth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated February 20, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.31	Fifth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated May 4, 2004 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.33	Contract between Stillwater Mining Company and USW International Union, Local 1, East Boulder Unit, effective July 10, 2005 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 8, 2005).

10.34	409A Nonqualified Deferred Compensation Plan, (incorporated by reference to exhibit 10.34 to the Form 10-K filed on March 16, 2006).

10.35	2004 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 29, 2004).

10.36	409A Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form-8K dated May 9, 2005).

10.37	Amendment No. 1 to Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd., dated January 31, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 3, 2006).

10.38	Amendment No. 2 and Waiver to Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd., dated November 5, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 8, 2007).

Number	Description
10.39	Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) and United Steel Workers (USW) Local 11-0001, ratified July 16, 2007 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 7, 2007).

10.40	Supplemental Memorandum of Understanding between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) and United Steel Workers (USW) Local 11-0001, ratified September 4, 2007 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007).

10.41	Third Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated August 8, 2007 (portions of the agreement have been omitted pursuant to a confidential treatment request), (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on November 6, 2007).

10.42	Palladium and Rhodium Sales Agreement, made as of August 8, 2007, between Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request), (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 6, 2007).

18.1	Preferability letter from KPMG LLP dated March 30, 2005. (incorporated by reference to Exhibit 18.1 to the Form 10-K filed on March 31, 2005).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc. (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, (filed herewith).

32.1	Section 1350 Certification, (filed herewith).

32.2	Section 1350 Certification, (filed herewith).