Form 10-Q
period 2008-03-31
STILLWATER MINING CO /DE/
filed 2008-05-12
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
At May 8, 2008 the Company had outstanding 92,778,887 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Stillwater Mining Company
Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share data)

	Three months ended
	March 31,
	2008	2007
Revenues

Mine production	$81,290	$72,371
PGM recycling	86,416	69,988
Other	5,340	4,091

Total revenues	173,046	146,450

Costs and expenses

Costs of metals sold
Mine production	52,639	48,290
PGM recycling	82,083	66,175
Other	5,303	4,021

Total costs of metals sold	140,025	118,486
Depreciation and amortization
Mine production	20,647	20,414
PGM recycling	48	24

Total depreciation and amortization	20,695	20,438

Total costs of revenues	160,720	138,924

Exploration	—	61
Marketing	1,331	2,100
General and administrative	6,342	6,675
Gain on disposal of property, plant and equipment	(2)	(115)

Total costs and expenses	168,391	147,645

Operating income (loss)	4,655	(1,195)

Other income (expense)
Other	53	(2)
Interest income	3,087	2,963
Interest expense	(4,530)	(2,825)

Income (loss) before income tax provision	3,265	(1,059)

Income tax provision	(53)	—

Net income (loss)	$3,212	$(1,059)

Other comprehensive income (loss), net of tax	88	(5,175)

Comprehensive income (loss)	$3,300	$(6,234)

Weighted average common shares outstanding
Basic	92,554	91,588
Diluted	93,215	91,588

Basic earnings (loss) per share

Net income (loss)	$0.03	$(0.01)

Diluted earnings (loss) per share

Net income (loss)	$0.03	$(0.01)

See accompanying notes to the financial statements

Stillwater Mining Company
Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$126,453	$61,436
Restricted cash	26,580	5,885
Investments, at fair market value	14,473	27,603
Inventories	122,309	118,663
Advances on inventory purchases	38,890	28,396
Trade receivables	16,794	12,144
Deferred income taxes	4,330	4,597
Other current assets	5,001	6,092

Total current assets	$354,830	$264,816

Property, plant and equipment (net of $320,836 and $301,212 accumulated depreciation and amortization)	465,820	465,054
Long-term investments	3,903	3,556
Other noncurrent assets	11,220	8,981

Total assets	$835,773	$742,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,355	$17,937
Accrued payroll and benefits	22,566	20,944
Property, production and franchise taxes payable	9,563	10,528
Current portion of long-term debt	190	1,209
Fair value of derivative instruments	5,678	6,424
Unearned income	742	788
Other current liabilities	12,704	11,144

Total current liabilities	67,798	68,974
Long-term debt	211,024	126,841
Deferred income taxes	4,330	4,597
Accrued workers compensation	9,508	9,982
Asset retirement obligation	10,720	10,506
Other noncurrent liabilities	6,291	4,103

Total liabilities	$309,671	$225,003

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 92,743,742 and 92,405,111 shares issued and outstanding	927	924
Paid-in capital	632,020	626,625
Accumulated deficit	(100,908)	(104,120)
Accumulated other comprehensive loss	(5,937)	(6,025)

Total stockholders’ equity	526,102	517,404

Total liabilities and stockholders’ equity	$835,773	$742,407

See accompanying notes to the financial statements

Stillwater Mining Company
Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$3,212	$(1,059)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,695	20,438
Gain on disposal of property, plant and equipment	(2)	(115)
Asset retirement obligation	214	178
Stock issued under employee benefit plans	1,403	1,446
Amortization of debt issuance costs	2,423	204
Share based compensation	1,028	1,168

Changes in operating assets and liabilities:
Inventories	(4,372)	(4,992)
Advances on inventory purchases	(10,494)	713
Trade receivables	(4,650)	5,369
Employee compensation and benefits	1,622	(304)
Accounts payable	(1,582)	(8,537)
Property, production and franchise taxes payable	1,223	(1,779)
Workers compensation	(474)	753
Unearned income	(46)	(1,922)
Other	2,864	3,600

Net cash provided by operating activities	13,064	15,161

Cash flows from investing activities
Capital expenditures	(20,825)	(21,596)
Purchases of long-term investments	(347)	—
Proceeds from disposal of property, plant and equipment	18	202
Purchases of investments	(9,505)	(22,993)
Proceeds from maturities of investments	22,171	16,998

Net cash used in investing activities	(8,488)	(27,389)

Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(98,336)	(883)
Payments for debt issuance costs	(4,995)	—
Proceeds from issuance of convertible debentures	181,500	—
Restricted cash	(20,695)	—
Issuance of common stock	2,967	20

Net cash provided by (used in) financing activities	60,441	(863)

Cash and cash equivalents
Net increase (decrease)	65,017	(13,091)
Balance at beginning of period	61,436	88,360

Balance at end of period	$126,453	$75,269

See accompanying notes to the financial statements

Stillwater Mining Company
Notes to Financial Statements
(Unaudited)
Note 1 — General
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of March 31, 2008, and the results of its operations and its cash flows for the three- month periods ended March 31, 2008 and 2007. The results of operations for the three- month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements in this quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.
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
Note 2 — Sales
Mine Production
     Palladium, platinum, rhodium and gold are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity (rhodium of 99.9%) in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product metals are normally sold at market prices to customers, brokers or outside refiners. Copper and nickel by-products, however, are produced at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are reflected as a reduction to costs of metals sold. During the three- month periods ended March 31, 2008 and 2007, total by-product (copper, nickel, gold, silver and mined rhodium) sales were approximately $13.3 million and $13.9 million, respectively.
     The Company entered into long-term sales contracts with Ford Motor Company and General Motors Corporation, covering production from the mines, that contain guaranteed floor and, in some cases, ceiling prices for metal delivered. Metal sales under these contracts, when not affected by the guaranteed floor or ceiling prices, are priced at a slight discount to market. Under these sales contracts, the Company currently has committed 100% of its palladium production and 70% of its platinum production through 2010. After 2010, approximately 35% of the Company’s total mine production of palladium is committed for sale in 2011 and 2012 under these contracts. However, after 2010, the Company’s platinum production is not committed under these contracts and remains available for sale at prevailing market prices.

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
     Metal delivery commitments under the long-term sales contracts generally fluctuate based upon percentages of actual mine production, with discretionary sourcing flexibility for any additional quantities. These contracts contain termination provisions that allow the purchasers to terminate in the event the Company breaches certain provisions of the contract and the Company does not cure the breach within specified periods ranging from 10 to 30 days of notice. The contracts are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 Accounting for Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities because the contracts qualify for the normal sales exception since they will not settle net and will result in physical delivery. The floors and ceilings embedded within the long-term sales contracts are treated as part of the host contract, not a separate derivative instrument and are therefore also not subject to the hedge accounting requirements of SFAS No. 133, SFAS No. 138, or SFAS No. 149.
PGM Recycling
     The Company purchases spent catalyst materials from third parties and processes these materials in its facilities in Columbus, Montana to recover palladium, platinum and rhodium to sell to various third parties. The Company advances cash for purchase and collection of these spent catalyst materials. These advances are reflected as advances on inventory purchases on the Company’s balance sheet until such time as the material has been received and title has transferred to the Company. The Company has a security interest in the materials that have been procured but not yet received by the Company. However, until such time as the material has been procured, a portion of the advances are unsecured and the unsecured portion is fully at risk should the supplier fail to deliver the promised material or experience other financial difficulties. Any determination that a supplier is unable to deliver the promised material or otherwise repay these advances would result in a significant charge against earnings. The Company’s recycling business is currently highly dependent on the performance of one supplier. Finance charges on these advances collected in advance of being earned are reflected as unearned income on the Company’s balance sheet. The Company also has various spot purchase and tolling agreements with other suppliers of spent catalytic materials, but the volumes from them are less significant.
Other activities
     The Company makes open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $5.3 million and $4.1 million for PGMs that were purchased in the open market and re-sold for the three months ended March 31, 2008 and 2007, respectively. Approximately 12,000 ounces were bought and re-sold in the first quarter of each year.
Total Sales
     Total sales to significant customers as a percentage of total revenues for the three- month periods ended March 31, 2008 and 2007 were as follows:

	Three months ended
	March 31,
	2008	2007
Customer A	37%	37%
Customer B	21%	21%
Customer C	15%	*
Customer D	13%	*
Customer E	*	18%

	86%	76%

*	Represents less than 10% of total revenues.
Note 3 — Derivative Instruments
     The Company uses various derivative financial instruments from time to time to manage the Company’s exposure to changes in interest rates and PGM market commodity prices. Because the Company hedges only with instruments that have a high correlation with the value of the underlying exposures, changes in the derivatives’ fair value are expected to be offset by changes in the value of the hedged transaction.
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
Mine Production
     As of March 31, 2008, the Company was party to financially settled forward agreements covering approximately 20% of its anticipated platinum sales out of mine production from April 2008 through June 2008. These transactions are designed to hedge a total of 6,000 ounces of platinum sales from mine production for the next three months at an overall average price of approximately $1,054 per ounce.
     Until these financially settled forward contracts related to mine production mature, any net change in the value of the hedging instrument is reflected in stockholders’ equity in accumulated other comprehensive income (loss) (AOCI). A net unrealized loss of $5.9 million on commodity hedging instruments existing at March 31, 2008, is reflected in AOCI (see Note 6). When these instruments are settled, any remaining gain or loss on the cash flow hedges will be offset by gains or losses on the future metal sales and will be recognized at that time in operating income. Hedging losses related to mine production of $7.0 million and $7.3 million were realized as an adjustment to revenue for the three- month periods ended March 31, 2008 and March 31, 2007, respectively.

PGM Recycling
     The Company enters into fixed forward sales relating to PGM recycling of catalyst materials. The Company accounts for these fixed forward sales under the normal sales provisions of SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149. The metals from PGM recycled materials are sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. All of these open transactions settle at various periods through October 2008. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedge contract prices by a predetermined margin limit. As of March 31, 2008 no such margin deposits were outstanding or due.
     During the third quarter of 2007, the Company entered into certain financially settled forward contracts on recycled materials, which are contracts that do not require the physical delivery of metal upon settlement. These contracts establish a future price for the metal but allow discretion as to the customer receiving the metal. The Company has elected not to account for these derivatives contracts as hedges under the provisions of SFAS No. 133 and is marking these contracts to market at the end of each accounting period. The net unrealized gain on these contracts at March 31, 2008, was approximately $150,000, and has been recorded as an increase to recycling revenue.
     The following is a summary of the Company’s commodity derivatives as of March 31, 2008:

Mine Production:
Financially Settled Forwards

	Platinum
	Ounces	Avg. Price	Index
Second Quarter 2008	6,000	$1,054	Monthly London PM Average

PGM Recycling:
Financially Settled Forwards

	Palladium
	Ounces	Avg. Price	Index
Second Quarter 2008	4,773	$500	Monthly London PM Average

PGM Recycling:
Fixed Forwards

	Platinum		Palladium		Rhodium
	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price
Second Quarter 2008	21,736	$2,043	9,169	$446	3,510	$8,915
Third Quarter 2008	5,005	$2,042	1,634	$448	892	$8,654
Fourth Quarter 2008	—	$—	—	$—	9	$8,490
Interest Rate Derivatives
     At March 31, 2007, the Company had in place an interest rate swap agreement that had the effect of fixing the interest rate on $50 million of the Company’s outstanding term loan debt. The effective fixed rate of the interest rate swap was 7.628%. The Company recorded a credit to interest expense of approximately $3,500 during the first quarter of 2007 in conjunction with marking this transaction to market. The interest rate swap terminated on December 31, 2007.

Note 4 — Share-Based Payments
Stock Plans
     The Company sponsors stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. The Company has options outstanding under three separate plans: the 1994 Incentive Plan, the General Plan and the 2004 Equity Incentive Plan. During 2004, the 1994 Incentive Plan was terminated and in early 2008, the General Plan was terminated. Options issued under the 1994 Incentive Plan and the General Plan remain outstanding. Authorized shares of common stock have been reserved for options that were issued prior to the expiration of the 1994 Incentive Plan and the General Plan. As of March 31, 2008, there were approximately 7,801,000 shares of common stock authorized for issuance under the Plans, including approximately 5,250,000, 1,400,000 and 1,151,000 authorized for the 2004 Equity Incentive Plan, the General Plan and the 1994 Incentive Plan, respectively. Options for approximately 3,759,000 shares were available and reserved for grant under the 2004 Equity Incentive Plan as of March 31, 2008.
     The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise price, exercise period, vesting period and all other terms of instruments issued under the Plans. Directors’ options vest over a six month period after date of grant. Officers’ and employees’ options vest ratably over a three year period after date of grant. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. The Company received approximately $2,967,000 and $20,000 in cash from the exercise of stock options in the three- month periods ended March 31, 2008 and 2007, respectively.
Non-vested Shares
     Nonvested shares granted to certain members of management and other employees as of March 31, 2008 and 2007 along with the related compensation expense are detailed in the following table:

				Compensation Expense
		Nonvested	Market	Three months ended
		Shares	Value on	March 31,
Grant Date	Vesting Date	Granted	Grant Date	2008	2007
May 7, 2004	May 7, 2007	348,170	$4,460,058	$—	$371,671
May 3, 2005	May 3, 2008	225,346	$1,654,040	$110,584	$137,837
April 27, 2006	April 27, 2009	288,331	$4,731,512	$316,143	$394,293
February 22, 2007	February 22, 2010	426,514	$5,433,788	$362,055	$188,398
February 4, 2008	February 4, 2011	16,741	$225,000	$11,614	$—
March 6, 2008	March 6, 2011	287,592	$5,283,065	$125,443	$—

Total compensation expense of nonvested shares				$925,839	$1,092,199

Non-Employee Directors’ Deferral Plan
     Compensation expense deferred in common stock related to the Non-Employee Directors’ Deferral Plan was approximately $11,000 and $10,000 during the three- month periods ended March 31, 2008 and 2007, respectively. The company match was made in Company common stock and resulted in compensation expense of approximately $2,200, and $2,000 during the three- month periods ended March 31, 2008 and 2007, respectively.

Nonqualified Deferred Company Plan
     Compensation expense deferred in cash under the Nonqualified Deferred Compensation Plan was approximately $37,000 and $151,200 for the first quarters of 2008 and 2007, respectively.
Stock Options
     The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant using a Black-Scholes option pricing model. Stock option grants to employees generally vest in annual installments over a three year period. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture, but does not recapture expense taken previously. The compensation expense, recorded in general and administrative expense, related to the fair value of stock options during the three- month periods ended March 31, 2008 and 2007 was approximately $88,000 and $68,000, respectively. Total compensation cost related to nonvested stock options not yet recognized is approximately $205,000, $117,000, $30,000, and $2,000 for the remaining nine months of 2008 and for years 2009, 2010 and 2011, respectively.
Note 5 — Income Taxes
     The Company computes income taxes using the asset and liability approach as defined in SFAS No. 109, Accounting for Income Taxes, which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. At March 31, 2008, the Company has net operating loss carryforwards (NOLs), which expire in 2009 through 2027. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers, more likely than not, will not be realized. The Company has recognized an income tax provision for the quarters ended March 31, 2008 and 2007 related to Federal alternative minimum tax and statutory minimum payments required under certain state and local tax laws. Changes in the Company’s net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.
     As of March 31, 2008 and 2007, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in “Income tax provision” in the Statements of Operations and Comprehensive Income (Loss). There was no interest or penalties for the three months ended March 31, 2008. The tax years subject to examination by the taxing authorities are the years ending December 31, 2007, 2006, 2005 and 2004.
Note 6 — Comprehensive Income (Loss)
     Comprehensive income (loss) consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income (loss). As of March 31, 2008, and 2007, such items consist of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities and available-for-sale marketable securities.
     The Company had commodity instruments consisting of financially settled forward contracts outstanding during the first quarter of 2008, which were accounted for as cash flow hedges. The net unrealized loss on these instruments, $5.9 million at March 31, 2008, will be reflected in other comprehensive income (loss) until these instruments are settled. All commodity instruments outstanding at March 31, 2008 are expected to settle within the next three months (see Note 3).

     The following summary sets forth the changes in accumulated other comprehensive income (loss) in stockholders’ equity for the first three months of 2008 and 2007:

			Accumulated Other
(in thousands)	Available for Sale	Commodity	Comprehensive Income
Three months ended March 31, 2008	Securities	Instruments	(Loss)
Balance at December 31, 2007	$508	$(6,533)	$(6,025)

Reclassification to earnings	—	6,957	6,957
Change in value	(508)	(6,361)	(6,869)

Comprehensive income (loss)	$(508)	$596	$88

Balance at March 31, 2008	$—	$(5,937)	$(5,937)

			Accumulated Other
(in thousands)	Available for Sale	Commodity	Comprehensive Income
Three months ended March 31, 2007	Securities	Instruments	(Loss)
Balance at December 31, 2006	$177	$(15,780)	$(15,603)

Reclassification to earnings	—	7,275	7,275
Change in value	137	(12,587)	(12,450)

Comprehensive income (loss)	$137	$(5,312)	$(5,175)

Balance at March 31, 2007	$314	$(21,092)	$(20,778)

Note 7 — Long-Term Debt
Convertible Debentures
     On March 12, 2008, the Company issued and sold $181.5 million aggregate principal amount of senior convertible debentures due 2028 (“debentures”). The debentures pay interest at 1.875% per annum, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2008. The debentures will mature on March 15, 2028, subject to earlier repurchase or conversion. Each $1,000 principal amount of debentures is initially convertible, at the option of the holders, into approximately 42.5351 shares of the Company’s common stock, at any time prior to the maturity date. The conversion rate is subject to certain adjustments, but will not be adjusted for accrued interest, including any additional interest. The conversion rate initially represents a conversion price of $23.51 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15, 2013, March 15, 2018 and March 15, 2023, or upon the occurrence of certain events including a change in control. The Company may redeem the debentures for cash beginning on or after March 22, 2013.
     The debentures were sold to an “accredited investor” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial investor offered and resold the debentures to “qualified institutional buyers” under Rule 144A of the Securities Act. In connection with the issuance of the debentures, the Company agreed to file a shelf registration statement with the Securities and Exchange Commission (SEC) for the resale of the debentures and the common stock issuable upon conversion of the debentures and to use reasonable best efforts to cause it to become effective, within an agreed-upon period. The Company also agreed to periodically update the shelf registration and to keep it effective until the earlier of the date the debentures or the common stock issuable upon conversion of the debentures is eligible to be sold to the public pursuant to Rule 144 of the Securities Act or the date on which there are no outstanding registrable securities. Management has evaluated the terms of the debentures, which include the call feature, redemption feature, and the conversion feature under applicable accounting literature, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that none of these features should be separately accounted for as derivatives.

     In connection with the issuance of the debentures, the Company incurred approximately $4.9 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders can require repurchase of the debentures, which is March 15, 2013. Amortization expense related to the issuance costs was approximately $50,000 and the interest expense on the debentures was $0.2 million for the quarter ended March 31, 2008. The Company made no cash payments for interest on the debentures during the first quarter of 2008.
Credit Agreement and Other Debt Matters
     In connection with the issuance of the debentures, the Company used a portion of the proceeds to repay its term loan facility and revolving credit facility. Upon terminating the revolving credit facility, the Company posted $20.7 million of restricted cash to collateralize standby letters of credit that remained outstanding under the facility. First quarter 2008 interest expense included the non-cash write-off of about $2.2 million in unamortized fees associated with the credit facility that was terminated in March.
     As of March 31, 2008, $0.2 million of the Company’s debt was classified as a current liability, representing that portion of the Company’s long-term debt and capital lease obligations required to be paid during the next twelve months.
Note 8 — Segment Information
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
     The All Other group consists of assets and costs of various corporate and support functions.

     The Company evaluates performance and allocates resources based on income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands)	Mine	PGM	All
Three months ended March 31, 2008	Production	Recycling	Other	Total

Revenues	$81,290	$86,416	$5,340	$173,046
Depreciation and amortization	$20,647	$48	$—	$20,695
Interest income	$—	$1,626	$1,461	$3,087
Interest expense	$—	$—	$4,530	$4,530
Income (loss) before income taxes	$8,006	$5,911	$(10,652)	$3,265
Capital expenditures	$20,683	$77	$65	$20,825
Total assets	$518,512	$101,104	$216,157	$835,773

(in thousands)	Mine	PGM	All
Three months ended March 31, 2007	Production	Recycling	Other	Total

Revenues	$72,371	$69,988	$4,091	$146,450
Depreciation and amortization	$20,414	$24	$—	$20,438
Interest income	$—	$1,561	$1,402	$2,963
Interest expense	$—	$—	$2,825	$2,825
Income (loss) before income taxes	$3,782	$5,350	$(10,191)	$(1,059)
Capital expenditures	$21,544	$36	$16	$21,596
Total assets	$509,686	$74,176	$161,900	$745,762
Note 9 — Investments
     The cost, gross unrealized gains and losses, and fair value of available-for-sale investment securities by major security type and class of security at March 31, 2008 are as follows:

		Gross	Gross
		unrealized	unrealized	Fair
(in thousands)	Cost	gains	losses	market value
At March 31, 2008

Federal agency notes	$12,459	$20	$—	$12,479
Commercial paper	1,994	—	—	$1,994
Mutual funds	557	—	20	$537

	$15,010	$20	$20	$15,010

     The mutual funds included in the investment table above represent long-term investments which are classified as non-current assets on the balance sheet.
Note 10 — Inventories
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
     Inventories reflected in the accompanying balance sheets consisted of the following:

	March 31,	December 31,
(in thousands)	2008	2007
Metals inventory
Raw ore	$419	$1,061
Concentrate and in-process	33,526	36,933
Finished goods	70,107	62,933

	104,052	100,927
Materials and supplies	18,257	17,736

Total inventory	$122,309	$118,663

Note 11 — Earnings (Loss) per Common Share
     Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share, as calculated using the treasury stock method, reflects the potential dilution that could occur if the Company’s dilutive outstanding stock options were exercised. No adjustments were made to reported net income (loss) in the computation of basic earnings (loss) per share or diluted earnings (loss) per share. The Company currently has only one class of equity shares outstanding.
     The effect of outstanding stock options was to increase diluted weighted average shares outstanding by 78,390 shares for the three- month period ended March 31, 2008. Outstanding options to purchase 832,075 shares of common stock were excluded from the computation of diluted earnings per share for the three- month period ended March 31, 2008 because the market price was lower than the exercise price, and therefore the effect would have been antidilutive using the treasury stock method. All stock options were antidilutive in the first quarter of 2007 because the Company reported a net loss and inclusion of any of these options would have reduced the net loss per share amounts.
     The effect of outstanding nonvested shares was to increase diluted weighted average shares outstanding by 583,145 shares for the three- month period ended March 31, 2008. There was no effect of outstanding nonvested shares on diluted weighted average shares for the first quarter of 2007 because the Company reported a net loss and inclusion of any of these shares would have reduced the net loss per share amounts.
     All 1,611,893 shares of common stock applicable to the debentures were excluded from the computation of diluted weighted average shares because the effect would have been antidilutive using the “if-converted” method at March 31, 2008.
Note 12 — Regulations and Compliance
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
     MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated. The Company was granted a special extension for certain areas of its Stillwater Mine for a period of one-year (commencing on November 28, 2007). The East Boulder Mine has applied for a similar extension, and the Company expects the extension to be granted.
Note 13 — Fair Value Measurements
     The Company adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Although the adoption of SFAS No. 157 did not materially impact the Company’s financial condition, results of operations or cash flows, the Company is required to provide additional disclosures within the financial statements.
     SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy within SFAS No. 157 distinguishes between three levels of inputs that may be utilized when measuring fair value including level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and level 3 inputs (unobservable inputs supported by little or no market activity based on our own assumptions used to measure assets and liabilities). A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     Financial assets and liabilities measured at fair value on a recurring basis as at March 31, 2008 consisted of the following:

(in thousands)	Fair Value Measurements
	Total	Level I	Level 2	Level 3
Mutual funds	$537	$—	$537	$—
Investments	14,473	—	14,473	—
Derivative liabilities	5,678	—	5,678	—
     The fair value of mutual funds and investments, consisting of federal agency securities and commercial paper, is based on market prices which are readily available. The fair value of derivative liabilities, consisting of commodity instruments, is determined based on inputs that can be derived from information available in publicly quoted markets. Unrealized gains or losses on mutual funds and investments are recorded in accumulated other comprehensive income (loss).
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following commentary provides management’s perspective and analysis regarding the financial and operating performance of Stillwater Mining Company (the “Company”) for the quarter ended March 31, 2008. It should be read in conjunction with the financial statements included in this quarterly report and in the Company’s 2007 Annual Report on Form 10-K.

Overview
     Stillwater Mining Company mines, processes, refines and markets palladium, platinum and minor amounts of other metals from the J-M Reef, an extensive trend of Platinum Group Metal (PGM) mineralization located in Stillwater and Sweet Grass Counties in south central Montana. The Company operates two mines, Stillwater and East Boulder, within the J-M Reef, each with substantial underground operations, a surface mill and a concentrator. The Company also operates smelting and refining facilities at Columbus, Montana. Concentrates produced at the two mines are transported to the smelter and refinery where they are further processed into a PGM filter cake that is sent to third-party refiners for final processing. Substantially all finished palladium, and about 70% of the platinum, produced from mining is sold under contracts with major automotive manufacturers for use in automotive catalytic converters. These contracts include floor and, in some cases, ceiling prices on palladium and platinum.
     The Company also recycles spent catalyst material through its processing facilities in Columbus, Montana, recovering palladium, platinum and rhodium from these materials. The Company has in place agreements to purchase spent automotive catalyst from third-party collectors, and also processes material owned by others under toll processing arrangements. Recycling volumes fed into the Company’s processing facilities during the first quarter of 2008 decreased from the first quarter of 2007, totaling 78,000 ounces of processed PGMs for the first three months of 2008, compared to 87,000 ounces of processed PGMs for the comparable period of 2007, a 10.3% decrease. The first quarter 2008 recycling volumes also represented a 17.3% decrease from the fourth quarter of 2007, attributable to continuing strong competition for recycled material and possibly some seasonality in the business. While the strong increase in market prices for PGMs during the first quarter of 2008 benefited earnings from this business, it has also resulted in a substantial increase in marketable inventories and other working capital. The working capital requirement for recycling, comprised of working inventories and associated advances, was approximately $93.7 million at March 31, 2008, compared to approximately $73.6 million at March 31, 2007.
     The Company reported net income for the first quarter of 2008 of $3.2 million, or $0.03 per diluted share, on revenues of $173.0 million. This compares to a net loss of $1.1 million, or $0.01 per diluted share on revenues of $146.5 million in the first quarter of 2007. The improved financial performance in the first quarter of 2008 was largely attributable to higher market prices for PGMs. Platinum prices realized were constrained to some extent in both periods by contractual ceiling prices of $850 per ounce on 14% of ounces sold from mine production and by forward sales entered into in the past at prices well below current market - although the volume covered by such hedges declined to 9,000 ounces in the first quarter of 2008 from 26,500 ounces in the corresponding quarter of 2007. These platinum forward sales cover another 6,000 ounces in the second quarter of 2008 at an overall average price of approximately $1,054 per ounce and none thereafter. The Company’s average realized price for mined platinum in the first quarter of 2008 was about $1,383 per ounce, up from about $915 per ounce in the first quarter of 2007. Palladium prices rose above the minimum floor prices in the automotive contracts during the first quarter of 2008, increasing the average realization on palladium sales from mine production to about $414 per ounce from the $377 per ounce reported in last year’s first quarter.
     Despite the higher market prices for PGMs in February and March of 2008 and the associated earnings improvement, several factors constrained financial performance during the quarter. Mine production of 86,000 ounces at the Stillwater Mine lagged well behind plan, while East Boulder’s production of about 43,000 ounces was close to plan. The Company is reviewing various production processes at the Stillwater Mine and has identified a number of issues that are currently being addressed. Special multi-disciplinary study teams have been set up to focus initially on (1) equipment maintenance and (2) the logistics of moving ore and waste within the mine. Also during the first quarter of 2008, costs for some critical materials, including diesel fuel, have risen significantly. First quarter 2008 net income included the non-cash write-off of about $2.2 million in unamortized fees associated with the credit facility that was terminated in March and the Company recorded this write-off as interest expense. And in the recycling business, whenever PGM prices are rising significantly — as they did during the 2008 first quarter — the timing of inventory flows and metal pricing actually results in lower reported profit margins briefly until the higher prices work their way through the system.

     The Company’s balance of cash and cash equivalents (excluding restricted cash) was $126.5 million at March 31, 2008, up $65.0 million from the end of the 2007. This increase was mainly due to the proceeds received from the issuance of the debentures that remained after repaying the term loan facility. Including the Company’s available-for-sale investments in highly liquid federal agency notes and commercial paper, the Company’s total available liquidity at March 31, 2008, was $140.9 million, up $51.9 million from $89.0 million at the end of the 2007, again mostly the result of the refinancing. The Company’s internal cash generation during the 2008 first quarter was fully consumed by $10.0 million of increased working capital requirement for the recycling business and by $20.8 million in capital spending.
     In light of the attention to liquidity issues associated with the sub-prime lending crisis, the Company has reviewed its cash and investments in detail and has concluded that the effect of the sub-prime market issues on the Company’s reported assets and overall liquidity is negligible.
     During the first quarter of 2008, management continued its emphasis on three broad strategic areas of focus that have been addressed extensively over the past several years: transforming the mining methods employed in the Stillwater and East Boulder Mines; developing and fostering emerging markets for palladium; and growing and diversifying of the Company’s business activities. Following is a brief summary of current efforts in each of these areas of focus.
1. Transformation of Mine Production Methods
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
     The grade of the Company’s ore reserves, measured in combined palladium and platinum ounces per ton, is a composite average of samples in all ore reserve areas. As is common in underground mines, the grade of ore mined and the recovery rate realized varies from area to area. In particular, mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. However, the composite average grade at each mine tends to be fairly stable. The average ore grade realized at the Stillwater Mine during the first quarter of 2008 was about 0.58 ounces per ton. During the first quarter of 2007, the corresponding ore grade at Stillwater was about 0.59 ounces per ton. The average ore grade realized at the East Boulder Mine during the first quarter of 2008 was about 0.43 ounces per ton. During the first quarter of 2007, the corresponding ore grade at East Boulder was about 0.40 ounces per ton.
     During the three- month period ended March 31, 2008, the Company’s mining operations produced a total of 100,000 ounces of palladium and 29,000 ounces of platinum. For the same period in 2007, the mines produced 111,000 ounces of palladium and 33,000 ounces of platinum.
     Ore production at the Stillwater Mine averaged 1,947 tons of ore per day during the first quarter of 2008 compared to an average of 1,973 tons of ore per day during the first quarter of 2007, reflecting in part the mine’s challenges with attrition among experienced miners and the time required to bring newer miners up to full productivity. The training effort is proceeding satisfactorily and the full benefits will be realized progressively over time as the newer miners steadily gain experience. Additionally, management has initiated an effort recently to review and strengthen certain operating and maintenance functions within the mine.
     The rate of ore and sub-grade reef production at the East Boulder Mine averaged 1,403 tons of ore per day during the first quarter of 2008 compared to an average of 1,421 tons of ore per day during the first quarter of 2007. Because East Boulder has excess mill capacity, the mine processes sub-grade material whenever economics justify doing so. Production in the first quarter of 2008 included 1,143 tons per day of ore at an average grade of just over 0.42 ounces per ton, along with about 260 tons per day of sub-grade material not included in ore reserves at an average grade of about 0.17 ounces per ton — resulting in a combined effective grade of about 0.40 ounces per ton. For the first quarter of 2007, the combined effective grade at East Boulder was about 0.40 ounces per ton. The lower production at East Boulder in the first quarter of 2008 as compared to the corresponding quarter of 2007 reflects normal variation in mining productivity from period to period.
     The Company continued its transition toward more selective mining methods during the first quarter of 2008. At the East Boulder Mine, which prior to 2006 used bulk mechanical methods almost exclusively, approximately 48% of the material fed to the concentrator during the first quarter of 2008 was mined using selective mining methods. At the Stillwater Mine, which first introduced selective mining methods in the Upper West area of the mine at the beginning of 2007, approximately 87% of the mined tons fed to the mill in the 2008 first quarter were extracted using selective mining methods. As already noted, the Company’s objective in this transition is to tailor the mining method used in each mining area to best fit the economics of that area. Consequently, there will likely be some areas in both mines where continuing to apply bulk mechanical mining methods will make economic sense.
     As discussed in the Company’s 2007 Annual Report on Form 10-K, the Company’s mine transformation effort is a multi-pronged initiative intended to better manage the Company’s unique mineral resource. Key facets of the mine transformation program include (1) giving primary attention to safe employee work practices and environmental compliance, (2) adding infrastructure and better defining the minable reserves prior to mining, (3) broadening mining skills to better match the mining method with the ore configuration in each area, (4) increasing production rates to maximum permitted capacity and (5) identifying and implementing other cost saving measures.
     The Company has expanded its safety effort in 2008 by bringing in a third-party safety auditor to review the Company’s processes and procedures and to identify further opportunities to strengthen safety performance. This review has now been completed and efforts are under way to implement many of the auditor’s recommendations. The Company also has charged special employee teams with the task of developing additional safety improvements. While the Company’s safety performance continues to be better than the national average for U.S. underground metal mines, management believes that safety can always be improved.
     The Company is beginning to reduce its emphasis on accelerated primary development at both mines as the developed state approaches the targeted levels. For the first quarter of 2008, primary development totaled approximately 10,300 feet, while definitional drilling for the quarter totaled approximately 155,000 feet. Management believes this investment in mine development, although it has required a substantial commitment of capital and mining resources, will ultimately pay off in more efficient and productive mining operations.
     Anticipated benefits of the more selective mining methods include improved ore grades and access to previously uneconomic mineralized material, significant reductions both in waste material mined and in overall development requirements, less spending on capital equipment acquisition and maintenance, and so lower capital and operating costs per ounce of production. This is a continuing effort that ties in closely with the Company’s miner training program.
     Efforts to increase production rates up to permitted levels, although important, will depend upon the availability of additional miners. The Company is developing the required workforce through its miner training program, but full productivity levels will come primarily as the new, locally hired miner trainees gain added experience. Consequently, the Company expects to see production increases as we are able to hire and train new miners from our local communities, thereby minimizing the problems of finding skilled miners in a very competitive labor market.
2. Market Development
     The Company generally has channeled its efforts to develop and broaden markets for palladium through the Palladium Alliance International (the “Alliance”), a trade organization established for that purpose in early 2006. The Alliance’s principal goals include establishing palladium’s jewelry market presence as a specific elegant brand of precious metal, distinct from platinum and white gold, and instituting a system of standards for use of the palladium brand that will emphasize palladium’s rarity and value. The Alliance is dedicated to nurturing palladium’s jewelry role, and building demand, by sponsoring technical articles in jewelry trade publications illustrating methods of fabricating palladium jewelry, providing a website with information on palladium suppliers and retailers (www.luxurypalladium.com), organizing presentations at industry trade shows and supporting targeted image advertising in critical jewelry markets.
     In March 2008, the industry announced that, following a comprehensive study involving independent consultants and the Palladium Alliance International, under the auspices of the International Platinum Group Metals Association, a decision was made to plan and implement a market development program for palladium jewelry. The initiative will initially focus on China and the U.S., and will be led by Norilsk Nickel, the largest palladium producer, supported by the major palladium producers in South Africa and by Stillwater Mining Company. The objective is to establish successfully a clear and specific brand position for palladium in jewelry which, in partnership with jewelry designers, manufacturers and retailers, will achieve a sustainable market with growth opportunities for palladium metal offtake.
3. Growth and Diversification
     Management is pursuing various opportunities to diversify its current mining and processing operations. This also is a multi-faceted effort. The Company’s recycling operations have grown substantially over the past several years, reducing the degree of financial dependence solely on performance of the Company’s mines in each period. The commitment to the recycling business is continuing with the addition during 2008 of a second smelter furnace within the Columbus processing facilities; the new furnace will accommodate expansion of both mining production and recycling volumes over the next several years, as well as, potentially improving metal recoveries and reducing process risk.
     The Company also has decided to invest selectively in exploration companies that target PGMs and other precious metals. Accordingly, the Company invested during 2006 in Pacific North West Capital Corp., a Canadian exploration company with several attractive PGM opportunities; during 2007 the Company participated financially in two exploration efforts in Alaska led by this company. Also, during 2007 the Company purchased an equity interest in Benton Resource Corp., another Canadian exploration company with an attractive resource position in the Goodchild project, a nickel-PGM target in Canada, as well as several other interesting holdings.
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
     MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated. The Stillwater Mine has received a one-year limited compliance extension that allows the Company additional time to achieve compliance with the new DPM limits in certain areas of the mine. The East Boulder Mine has applied for a similar extension, which to date has not been granted.
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
     Recycling activity has expanded significantly since 2003, although total volumes processed declined somewhat due to increased competition and possibly some seasonality in the business during the first quarter of 2008. During this year’s first quarter, the Company processed recycled materials at a rate of approximately 13.3 tons per day, down from approximately 16.4 tons per day in the first quarter of 2007. Revenues from PGM recycling were $86.4 million for the first quarter of 2008 compared to $70.0 million in revenue for the same period in 2007. This revenue increase of $16.4 million reflects higher underlying PGM prices in 2008.
Corporate and Other Matters
     As discussed in Note 3 to the financial statements, at March 31, 2008, the Company had secured platinum prices in the forward market on a portion of future sales by entering into financially settled forward transactions covering 6,000 ounces of platinum or about 20% of the Company’s anticipated platinum mine production for the period from April 2008 through June 2008 at an overall average price of about $1,054 per ounce. The Company entered into these transactions in the past in order to reduce the Company’s financial exposure to any sharp decline in platinum prices during the capital intensive portion of the mine transformation program. Under these hedging arrangements, in return for protection against downward movements in the platinum price, the Company gives up the benefit of increases in the platinum price on the hedged ounces. The Company recorded hedging expense in the first quarter of 2008 totaling $7.0 million for financially-settled forward contracts that settled below market price during the quarter. For the first quarter of 2007, the Company recorded corresponding hedging expense of $7.3 million. These amounts are recorded as a reduction of mine production revenue.
     On March 12, 2008, the Company issued $181.5 million of 1.875% debentures due March 15, 2028. The initial conversion price on these debentures is $23.51 per share, representing the potential for 7.72 million additional common shares outstanding if fully converted. These debentures are discussed in more detail in Note 7 to the Company’s March 31, 2008 financial statements. MMC Norilsk Nickel, or one of its affiliates, purchased $80 million of the debentures, thereby maintaining their controlling share position in the Company. The Company used the proceeds from this offering to retire the remaining $98.3 million outstanding balance on its term loan and to provide $20.7 million of cash collateral for standby letters of credit previously supported by the associated revolving credit facility. The funds remaining will be used for general corporate purposes. Retirement of the existing bank credit facility resulted in a charge against income in the first quarter of 2008 of about $2.2 million, representing the unamortized balance of financing costs associated with the facility. The $4.9 million cost of issuing the new debentures is being amortized over five years.
     At March 31, 2008, the Company had posted surety bonds with the State of Montana in the amount of $15.2 million and had obtained a $7.5 million letter of credit to satisfy the current $22.7 million of financial guarantees provided to the regulatory agencies. The state is currently in the process of finalizing an updated environmental impact statement and is expected to require a substantial increase in these financial guarantees. The Company has adequate financial resources to meet these increased obligations.
Results of Operations
     The Company reported a net income of $3.2 million for the first quarter of 2008 compared to net loss of $1.1 million for the first quarter of 2007. The 2008 first quarter benefited from much higher sales realizations, driven both by higher PGM market prices and by sharply lower volumes of platinum hedged forward at prices unfavorable to current market. However, the quarter also saw lower mine production, higher operating costs, and a one-time $2.2 million write-off of unamortized financing costs associated with the retirement of the Company’s bank credit facility.
     Earnings from mining operations strengthened between the 2008 and 2007 first quarters, increasing to $8.0 million from $3.8 million in the first quarter of 2007, as the higher sales realizations in 2008 more than offset the quarter’s lower sales volumes and higher operating costs. Earnings from recycling (including financing income) increased modestly quarter-on-quarter, growing to $5.9 million in the 2008 first quarter from about $5.3 million in the same period in 2007, the result of slightly higher sales volumes and higher metals prices in 2008. During this period of increasing prices, the Company continues to experience inventory timing effects that defer a portion of the benefit from higher first-quarter 2008 prices beyond the end of the first quarter. Corporate marketing, general and administrative costs declined to $7.7 million in the 2008 first quarter from $8.8 million in the 2007 first quarter, mostly reflecting the timing of marketing expenditures. Net financing expenses, excluding recycling, were $3.1 in this year’s first quarter, up from $1.4 million in the same period last year, as the benefit of lower 2008 interest rates was more than offset by the $2.2 million write-off of unamortized financing costs already noted.

Three- month period ended March 31, 2008 compared to the three- month period ended March 31, 2007.
     Revenues Revenues increased by 18.2% to $173.0 million for the first quarter of 2008 compared to $146.5 million for the first quarter of 2007. The following analysis covers key factors contributing to the increase in revenues:
Revenues, PGM ounces sold and PGM prices

	Three months ended
	March 31,		Increase	Percentage
(in thousands, except for average prices)	2008	2007	(Decrease)	Change
Revenues	$173,046	$146,450	$26,596	18%

Mine Production Ounces Sold: (3)

Palladium	102	109	(7)	(6%)
Platinum	28	34	(6)	(18%)

Total	130	143	(13)	(9%)

Other PGM Activities Ounces Sold: (4)

Palladium	38	37	1	3%
Platinum	30	27	3	11%
Rhodium	5	6	(1)	(17%)

Total	73	70	3	4%

By-products from Mining Ounces/Pounds Sold:

Rhodium (oz.)	1	1	—	—
Gold (oz.)	2	3	(1)	(33%)
Silver (oz.)	2	2	—	—
Copper (lb.)	300	383	(83)	(22%)
Nickel (lb.)	281	306	(25)	(8%)

Average realized price per ounce (1)

Mine Production:
Palladium	$414	$377	$37	10%
Platinum	$1,383	$915	$468	51%
Combined (2)	$625	$506	$119	24%

Other PGM Activities: (3)

Palladium	$406	$336	$70	21%
Platinum	$1,443	$1,149	$294	26%
Rhodium	$6,563	$5,052	$1,511	30%

By-products from mining: (4)

Rhodium ($/oz.)	$8,176	$5,912	$2,264	38%
Gold ($/oz.)	$940	$667	$273	41%
Silver ($/oz.)	$18	$14	$4	29%
Copper ($/lb.)	$3.18	$2.78	$0.40	14%
Nickel ($/lb.)	$12.36	$17.62	$(5.26)	(30%)

Average market price per ounce (2)

Palladium	$441	$343	$98	29%
Platinum	$1,867	$1,190	$677	57%
Combined (2)	$753	$546	$207	38%

(1)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average of the daily London Metals Exchange PM Fix for the actual months of the period.

(2)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(3)	Ounces sold and average realized price per ounce from other PGM activities relate to ounces produced from processing of catalyst materials and ounces purchased in the open market for resale.

(4)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
     Net revenues from sales of mine production were $81.3 million in the first quarter of 2008, compared to $72.4 million for the same period in 2007, a 12.3% increase. Reported revenues were net of hedging losses on forward sales of platinum of $7.0 million on 9,000 ounces hedged in the first quarter of 2008, and $7.3 million on 26,500 ounces hedged in the first quarter of 2007. The increase in mine production revenues reflects higher average realized prices in 2008, which more than offset the effect of lower sales volumes. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $625 per ounce in the first quarter of 2008, compared to $506 per ounce in the same quarter of 2007. The total quantity of mined metals sold decreased by 9.1% to 130,000 ounces in the first quarter of 2008 compared to 143,000 ounces sold during the same time period in 2007.
     Revenues from PGM recycling grew by 23.5% between the first quarter of 2007 and the first quarter of this year, increasing to $86.4 million in the first quarter of 2008 from $70.0 million for the same period in 2007. The increase in PGM recycling revenues is mostly the result of much higher prices realized for PGM sales thus far in 2008 as compared to 2007, although volumes sold also increased slightly. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $1,402 per ounce in the first quarter of 2008, up more than 16% from $1,201 per ounce in the first quarter of last year. Recycled ounces sold increased to nearly 61,000 ounces in the first quarter of this year from about 58,000 ounces in the first quarter of 2007.
     The Company also purchases PGMs for resale from time to time. During the first quarter of 2008 the Company recognized revenue of about $5.3 million on approximately 12,000 ounces of palladium purchased in the open market and re-sold. In the first quarter of 2007, revenue from such sales totaled approximately $4.1 million on 12,000 ounces of palladium purchased in the open market and resold.
     Costs of metals sold The Company’s total costs of metals sold (before depreciation, amortization, and corporate overhead) increased to about $140.0 million in the first quarter of 2008 from approximately $118.5 million in the first quarter of 2007, an 18.2% increase. The higher cost in 2008 was driven primarily by higher acquisition costs for recycling material, based on the higher value of the contained metals, and to a lesser extent by higher costs for fuel and contracted services.
     The costs of metals sold from mine production was $52.6 million for the first quarter of 2008, compared to $48.3 million for the first quarter of 2007, a 9.0% increase. Most of the increase was attributable to higher fuel costs and to outside contractor expense.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the first quarter of 2008 increased substantially to $385 per ounce, compared to $309 per ounce in the first quarter of 2007. Slightly more than half of this increase was attributable to higher operating costs, and the remainder to lower mine production in the first quarter of 2008 compared to last year’s first quarter.
     The costs of metals sold from PGM recycling activities was $82.1 million in the first quarter of 2008, compared to $66.2 million in the first quarter of 2007, a 24.0% increase. While a portion of this increase reflects the 4% increase in the volume of material processed and sold between the first quarter of 2008 and the first quarter of 2007, most of the increase is attributable to the higher cost per ton to acquire recycling material as the value of the contained metals has increased.
     The costs of metals sold from sales of about 12,000 ounces of palladium acquired for resale was $5.3 million in the first quarter of 2008. In comparison, the cost to acquire about the same quantity in the first quarter of 2007 was $4.0 million. The difference is entirely the result of the higher palladium price in 2008.

     Production During the first quarter of 2008, the Company’s mining operations produced approximately 129,000 ounces of PGMs, including approximately 100,000 and 29,000 ounces of palladium and platinum, respectively. This is significantly less than the approximately 144,000 ounces of PGMs produced in the first quarter of 2007, including approximately 111,000 and 33,000 ounces of palladium and platinum, respectively. The lower production in the 2008 first quarter is attributable to the continuing effect of high workforce attrition that followed a change in the work schedule at the Stillwater Mine implemented near the end of the first quarter last year. Production at the Stillwater Mine decreased approximately 12.2% to about 86,000 ounces in the first quarter of 2008 from nearly 98,000 ounces in the first quarter of 2007, while production at East Boulder Mine decreased by 6.5% or 43,000 ounces from 46,000 ounces over the same period. The East Boulder decrease reflects the challenges of changing to more selective mining methods there, as well as normal variation in the ore.
     Marketing, general and administrative Marketing, general and administrative expenses in the first quarter of 2008 were approximately $7.7 million, compared to approximately $8.8 million during the first quarter of 2007, a 13.2% decrease. During the first quarter of 2008, the Company continued its market development efforts for palladium, largely in support of the Palladium Alliance International, spending approximately $1.3 million on marketing in the first quarter of 2008 compared to $2.1 million in the same period of 2007.
     Interest income and expense Total interest income for the first quarter of 2008 increased slightly to $3.1 million from $3.0 million in the corresponding quarter of 2007. This interest income in each period included approximately $1.6 million of earned interest from the Company’s recycling operations. Interest expense in the first quarter of 2008 was approximately $4.5 million, which included a non-cash write-off of about $2.2 million in unamortized financing charges upon retiring the bank credit facility in March 2008. Interest expense reported for the first quarter of 2007 was $2.8 million.
     Other comprehensive income (loss) For the first quarter of 2008, other comprehensive income (loss) included the total change in the fair value of derivatives of $6.4 million, reduced by $7.0 million of hedging loss recognized in current earnings. For the same period of 2007, other comprehensive income (loss) included a change in the fair value of derivatives of $12.6 million reduced by $7.3 million in hedging loss recognized in current earnings.
Liquidity and Capital Resources
     The Company’s cash and cash equivalents totaled $126.5 million at March 31, 2008, up $65.0 million from December 31, 2007. The increase in cash was almost entirely attributable to additional cash raised during the quarter from the net proceeds of the debenture offering that closed in March 2008. Including the Company’s available-for-sale investments in highly liquid federal agency notes and commercial paper, the Company’s total available liquidity at March 31, 2008, was $140.9 million, up $51.9 million from $89.0 million at the beginning of 2008. Working capital constituting marketable inventories (see Note 10 to the Company’s financial statements) and advances thereon in the Company’s PGM recycling business totaled about $93.7 million at the end of the first quarter of 2008, up 11.9% from $83.7 million at the beginning of the year, reflecting higher PGM prices.
     The Company intends to spend a total of about $22 million during 2008 to add a second smelting furnace at its processing facilities in Columbus, Montana. The addition of the second furnace is intended to accommodate forecasted increases in processing volumes due to expansion of mine output and to growing volumes of recycled material over the next several years. The second furnace will also mitigate an operational risk, as virtually all of the Company’s metal production is dependent on the availability of the smelter facility. Once the new smelter is in place, the Company will need to take down the existing smelter furnace for about a month to replace its refractory brick lining. In the past the smelter simply stockpiled material during the rebricking and processed it following the outage; however, total throughput demand at the furnace has now increased to a level where that is no longer feasible. The second furnace may also allow for extending the residence time of matte in the furnace, which should improve PGM furnace recoveries.
     Net cash provided by operating activities was $13.1 million in the first quarter of 2008 compared to $15.2 million in the same period of 2007. Capital expenditures were $20.8 million in the first quarter 2008 compared to $21.6 million in the first quarter of 2007. The Company’s planned capital spending for 2008 is about $110 million, including the new smelter furnace.
Outstanding Debt
     As of March 31, 2008, the Company had $181.5 million outstanding in the form of debentures due 2028. The Company also had obtained letters of credit in the amount of $19.7 million as partial surety for certain of its long-term reclamation obligations, which are collateralized by $20.7 million of restricted cash. Additional debt obligations at March 31, 2008, included $29.4 million of Exempt Facility Revenue Bonds due 2020 and $0.3 million of Special Industrial Education Impact Revenue Bonds due 2009. As of March 31, 2008, $0.2 million of the Company’s debt was classified as a current liability (see Note 7 to the Company’s financial statements). Outstanding total debt at March 31, 2008 was $211.2 million.
Contractual Obligations
     The Company is obligated to make future payments under various contracts such as debt and lease agreements. The following table represents significant contractual cash obligations and other commercial commitments and the related interest payments as of March 31, 2008:

(in thousands)	2008(1)	2009	2010	2011	2012	Thereafter	Total
Convertible debentures	$—	$—	$—	$—	$—	$181,500	$181,500
Special Industrial Education Impact Revenue Bonds	190	97	—	—	—	—	287
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	199	240	240	240	234	465	1,618
Asset retirement obligations	—	—	—	—	—	73,770	73,770
Payments of interest	4,152	5,811	5,803	5,803	5,803	19,702	47,074
Other noncurrent liabilities	—	15,799	—	—	—	—	15,799

Total	$4,541	$21,947	$6,043	$6,043	$6,037	$305,437	$350,048

(1)	Amounts represent cash obligations for April - December 2008.
     Interest on the debentures noted in the above table is calculated up to March 15, 2013, the date the holders of the debentures can exercise their call option. Interest payments noted in the table above assume no changes in interest rates. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2009 include workers’ compensation costs, property taxes and severance taxes.
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
Derivative Instruments
     From time to time, the Company enters into derivative financial instruments, including fixed forwards and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue. The Company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value, and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, provides an exception for certain derivative transactions that meet the criteria for “normal purchases and normal sales” transactions. If the derivative transaction is designated as a hedge, and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income (loss) in the period the offsetting hedged transaction occurs. The Company primarily uses derivatives to hedge metal prices and interest rates. As of March 31, 2008, the net unrealized loss on outstanding derivatives associated with commodity instruments is valued at $5.9 million, and is reported as a component of accumulated other comprehensive income (loss). Because these hedges are highly effective, the Company expects any ultimate gains or losses on the hedging instruments will be largely offset by corresponding changes in the value of the hedged transaction.
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at March 31, 2008, for the portion of the Company’s net deferred tax assets, which, more likely than not, will not be realized (see Note 5 to the Company’s financial statements).
     As of March 31, 2008, the Company has accrued approximately $53,000 for its estimated alternative minimum tax obligations associated with earnings for the first quarter. The Company has substantial alternative minimum tax loss carryforwards available, but under the alternative minimum tax structure, such loss carryforwards can only be utilized to offset 90% of the alternative minimum tax obligation in any period.

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

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended
	March 31,
	2008	2007
OPERATING AND COST DATA FOR MINE PRODUCTION

Consolidated:
Ounces produced (000) Palladium	100	111
Platinum	29	33

Total	129	144

Tons milled (000)	265	305
Mill head grade (ounce per ton)	0.52	0.51

Sub-grade tons milled (000) (1)	39	21
Sub-grade tons mill head grade (ounce per ton)	0.16	0.13

Total tons milled (000) (1)	304	326
Combined mill head grade (ounce per ton)	0.47	0.49
Total mill recovery (%)	91	91

Total operating costs per ounce (Non-GAAP) (2)	$314	$244
Total cash costs per ounce (Non-GAAP) (2)	$385	$309
Total production costs per ounce (Non-GAAP) (2)	$541	$456
Total operating costs per ton milled (Non-GAAP) (2)	$133	$108
Total cash costs per ton milled (Non-GAAP) (2)	$163	$136
Total production costs per ton milled (Non-GAAP) (2)	$229	$201

Stillwater Mine:
Ounces produced (000)
Palladium	66	75
Platinum	20	23

Total	86	98

Tons milled (000)	157	178
Mill head grade (ounce per ton)	0.58	0.59

Sub-grade tons milled (000) (1)	20	21
Sub-grade tons mill head grade (ounce per ton)	0.15	0.13

Total tons milled (000) (1)	177	199
Combined mill head grade (ounce per ton)	0.53	0.54
Total mill recovery (%)	92	92

Total operating costs per ounce (Non-GAAP) (2)	$296	$227
Total cash costs per ounce (Non-GAAP) (2)	$366	$290
Total production costs per ounce (Non-GAAP) (2)	$496	$418

Total operating costs per ton milled (Non-GAAP) (2)	$143	$112
Total cash costs per ton milled (Non-GAAP) (2)	$176	$143
Total production costs per ton milled (Non-GAAP) (2)	$239	$206

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
OPERATING AND COST DATA FOR MINE PRODUCTION (Continued)

East Boulder Mine:
Ounces produced (000)
Palladium	34	36
Platinum	9	10

Total	43	46

Tons milled (000)	108	128
Mill head grade (ounce per ton)	0.43	0.40

Sub-grade tons milled (000) (1)	19	—
Sub-grade tons mill head grade (ounce per ton)	0.17	—

Total tons milled (000) (1)	127	128
Combined mill head grade (ounce per ton)	0.39	0.40
Total mill recovery (%)	90	90

Total operating costs per ounce (Non-GAAP) (2)	$348	$281
Total cash costs per ounce (Non-GAAP) (2)	$422	$348
Total production costs per ounce (Non-GAAP) (2)	$629	$537

Total operating costs per ton milled (Non-GAAP) (2)	$120	$101
Total cash costs per ton milled (Non-GAAP) (2)	$145	$125
Total production costs per ton milled (Non-GAAP) (2)	$216	$194

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended
	March 31,
(in thousands, where noted)	2008	2007
SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium (oz.)	102	109
Platinum (oz.)	28	34

Total	130	143

Other PGM activities: (5)
Palladium (oz.)	38	37
Platinum (oz.)	30	27
Rhodium (oz.)	5	6

Total	73	70

By-products from mining: (6)
Rhodium (oz.)	1	1
Gold (oz.)	2	3
Silver (oz.)	2	2
Copper (lb.)	300	383
Nickel (lb.)	281	306

Average realized price per ounce (3)
Mine production:
Palladium ($/oz.)	$414	$377
Platinum ($/oz.)	$1,383	$915
Combined ($/oz)(4)	$625	$506

Other PGM activities: (5)
Palladium ($/oz.)	$406	$336
Platinum ($/oz.)	$1,443	$1,149
Rhodium ($/oz)	$6,563	$5,052

By-products from mining: (6)
Rhodium ($/oz.)	$8,176	$5,912
Gold ($/oz.)	$940	$667
Silver ($/oz.)	$18	$14
Copper ($/lb.)	$3.18	$2.78
Nickel ($/lb.)	$12.36	$17.62

Average market price per ounce (4)
Palladium ($/oz.)	$441	$343
Platinum ($/oz.)	$1,867	$1,190
Combined ($/oz)(4)	$753	$546

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment writedowns, gain or loss on disposal of property, plant and equipment, restructuring costs and interest income and expense are not included in total operating costs, total cash costs or total production costs. Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Costs of Revenues” and the accompanying discussion for additional detail.

(3)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average London PM Fix for the actual months of the period.

(4)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(5)	Ounces sold and average realized price per ounce from other PGM activities relate to ounces produced from processing of catalyst materials, ounces purchased in the open market for resale.

(6)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
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
Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three months ended
	March 31,
(in thousands)	2008	2007
Consolidated:

Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$40,473	$35,210
Royalties, taxes and other	9,198	9,284

Total cash costs (Non-GAAP)	$49,671	$44,494
Asset retirement costs	215	177
Depreciation and amortization	20,647	20,414
Depreciation and amortization (in inventory)	(727)	638

Total production costs (Non-GAAP)	$69,806	$65,723
Change in product inventories	2,872	1,653
Costs of recycling activities	82,083	66,175
Recycling activities — depreciation	48	24
Add: Profit from recycling activities	5,911	5,349

Total consolidated costs of revenues	$160,720	$138,924

Stillwater Mine:

Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$25,250	$22,237
Royalties, taxes and other	5,969	6,220

Total cash costs (Non-GAAP)	$31,219	$28,457
Asset retirement costs	156	124
Depreciation and amortization	11,395	12,133
Depreciation and amortization (in inventory)	(468)	210

Total production costs (Non-GAAP)	$42,302	$40,924
Change in product inventories	1,038	(83)
Add: Profit from recycling activities	3,893	3,629

Total costs of revenues	$47,233	$44,470

East Boulder Mine:

Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$15,223	$12,972
Royalties, taxes and other	3,229	3,064

Total cash costs (Non-GAAP)	$18,452	$16,036
Asset retirement costs	59	54
Depreciation and amortization	9,252	8,281
Depreciation and amortization (in inventory)	(259)	428

Total production costs (Non-GAAP)	$27,504	$24,799
Change in product inventories	(3,469)	(2,285)
Add: Profit from recycling activities	2,018	1,720

Total costs of revenues	$26,053	$24,234

Other PGM activities: (1)

Reconciliation to costs of revenues:
Change in product inventories	$5,303	$4,021
Recycling activities — depreciation	48	24
Costs of recycling activities	82,083	66,175

Total costs of revenues	$87,434	$70,220

(1)	Other PGM activities include recycling and other.

FORWARD LOOKING STATEMENTS; FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Such statements include, but are not limited to, comments regarding expansion plans, costs, grade, production and recovery rates, permitting, labor matters, financing needs, the terms of future credit facilities and capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and compliance, litigation and the palladium and platinum market. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” in the Company’s 2007 Annual Report on Form 10-K.
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
Commodity Price Risk
     The Company produces and sells palladium, platinum and associated by-product metals directly to its customers and also through third parties. As a result, financial performance can be materially affected when prices for these commodities fluctuate. In order to manage commodity price risk and to reduce the impact of fluctuation in prices, the Company enters into long-term contracts and from time to time uses various derivative financial instruments. Some of these derivative transactions have been designated as cash flow hedges against future metal prices. Because the Company hedges only with instruments that have a high correlation with the value of the hedged transactions, changes in the fair value of the derivatives are expected to be offset by changes in the value of the hedged transactions. Derivative transactions that are not designated as hedges are marked to market in each reporting period.
     The Company has entered into long-term sales contracts with Ford Motor Company and General Motors Corporation. The contracts together cover 100% of the Company’s mined palladium production and 70% of mined platinum production through December 2010. After 2010, approximately 35% of the Company’s mine production of palladium is committed for sale in 2011 and 2012. Pricing under these sales contracts is generally market based, less a small discount in each case, but is subject to minimum selling prices (“floors”) on all metal delivered and to a maximum selling price (“ceiling”) on part of the metal sold. Please see Note 2 to the Company’s March 31, 2008 financial statements for additional detail on these floor and ceiling prices.
     Since the third quarter of 2005, the major U.S. bond rating agencies have significantly downgraded the corporate ratings of Ford Motor Company and General Motors Corporation, both key customers. As a result, the debt of these companies no longer qualifies as investment grade. The Company’s business is substantially dependent on its contracts with Ford and General Motors, particularly when the floor prices in these contracts are significantly greater than the market price of palladium. Under applicable law, these contracts may be void or voidable if Ford or General Motors becomes insolvent or files for bankruptcy. The loss of either of these contracts could require the Company to sell at prevailing market prices, which might expose it to lower metal prices as compared to the floor prices under the contracts. In such an event, the Company’s operating plans could be threatened. Thus, particularly in periods of relatively low PGM prices, termination of these contracts could have a material adverse impact on the Company’s operations and viability. The Company’s credit ratings from Moody’s Investor Services and Standard & Poor’s have been downgraded in the past, in part as a result of concerns with the creditworthiness of these major customers.
     The Company has entered into fixed forwards and financially settled forwards to offset the price risk in its PGM recycling and mine production activities. In the fixed forward transactions, metals contained in the recycled materials are normally sold forward and are subsequently delivered against the fixed forward contracts when the finished ounces are recovered. Financially settled forwards may be used as a mechanism to hedge against fluctuations in metal prices associated with future production. Under financially settled forwards at each settlement date, the Company receives the difference between the forward price and the market price if the market price is below the forward price and the Company pays the difference between the forward price and the market price if the market price is above the forward price. The Company’s financially settled forwards are settled in cash at maturity.
     As of March 31, 2008, the Company was party to financially settled forward agreements covering approximately 20% of its anticipated platinum sales from mine production during the second quarter of 2008. These transactions cover a total of 6,000 ounces of platinum sales from mine production at an overall average price of approximately $1,054 per ounce. Because the market price of platinum was approximately $2,040 per ounce at the end of the first quarter 2008, the Company has recorded unrealized hedging losses of approximately $5.9 million in Accumulated Other Comprehensive Income (Loss) as of March 31, 2008 (see Note 6 to the Company’s financial statements). When these instruments are settled any remaining gain or loss on the cash flow hedges will be recognized at that time in operating income. All commodity instruments outstanding at March 31, 2008, are expected to be settled within the next three months.
     The Company also enters into fixed forward sales relating to processing of spent PGM catalysts. These transactions require physical delivery of metal and cannot settle net. Consequently, the Company accounts for these forward sales commitments related to purchases of recycled material under the “normal purchase and sale” exception in SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Sales of metals from PGM recycling are sold forward on the pricing date and subsequently are physically delivered against the forward sales commitments when the ounces are recovered. These forward sales commitments typically have terms of three months or less; all of the transactions open at March 31, 2008, will settle at various periods through June 2008 (see Note 3 to the Company’s financial statements).
     Beginning in the third quarter of 2007, the Company entered into certain financially settled forward sales agreements pertaining to a portion of its palladium production from recycled materials. Because they settle net, these derivative instruments do not qualify under the “normal purchase and sale” exception in SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Company has elected not to designate these derivative transactions as accounting hedges, and so has marked them to market at March 31, 2008. The corresponding net unrealized gain on these derivatives during the first quarter of 2008 was approximately $150,000, and has been recorded as an increase to recycling revenue.
     The Company purchases catalyst materials from third parties for recycling activities to recover PGMs. At March 31, 2008, working capital comprised of marketable inventories (see Note 10 to the Company’s financial statements) and advances thereon in the Company’s PGM recycling business totaled about $93.7 million, up from $83.7 million at the beginning of the year. The Company advances cash for purchase and collection of spent catalyst materials. These advances are reflected as advances on inventory purchases on the balance sheet until such time as the material has been received and title has transferred to the Company. The Company has a security interest in the materials that have been procured but not yet received by the Company, however, until such time as the material has been procured, a portion of the advances are unsecured and the unsecured portion is fully at risk should the supplier fail to deliver the promised material or experience other financial difficulties. Any determination that a supplier is unable to deliver the promised material or otherwise repay these advances would result in a significant charge against earnings. The Company’s recycling business is currently highly dependent on the performance of one supplier. Finance charges on these advances collected in advance of being earned are reflected as unearned income on the balance sheet. The Company also has various spot purchase and tolling agreements with other suppliers of spent catalytic materials, but the volumes from them are less significant.

Interest Rate Risk
     As of March 31, 2008, all of the Company’s outstanding long-term debt obligations were at fixed rates of interest. However, the Company does assess financing charges on a portion of its recycling working capital at rates tied to short-term market rates of interest. Based on the working capital balances outstanding at March 31, 2008, a decrease in short-term market interest rates of one percentage point would reduce the Company’s annual income by about $1 million.
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
     (b) Internal Control Over Financial Reporting. In reviewing internal control over financial reporting at March 31, 2008, management determined that during the first quarter of 2008 there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     The Company filed its Annual Report on Form 10-K for the year ended December 31, 2007 with the Securities and Exchange Commission on February 26, 2008, which sets forth its risk factors in Item 1A therein. The Company has not experienced any material changes from the risk factors previously described therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of stockholders was held on May 8, 2008. The following table sets forth the proposals presented at the annual meeting and the votes cast in connection with each proposal. Further information regarding these proposals was included in the Company’s proxy statement filed with the Securities and Exchange Commission on April 8, 2008.

Proposal	For	Against	Abstain	Withheld
1. To elect nine directors to the Company’s Board of Directors
Craig L. Fuller	78,551,629			7,871,134
Patrick M. James	84,448,318			1,974,445
Steven S. Lucas	84,162,960			2,259,803
Joseph P. Mazurek	79,350,297			7,072,466
Francis R. McAllister	81,059,403			5,363,360
Sheryl K. Pressler	84,173,729			2,249,034
Donald W. Riegle, Jr.	80,586,300			5,836,463
Todd D. Schafer	80,606,137			5,816,626

2. To ratify the appointment of KPMG LLP as the Company’s independent registered accounting firm for 2008	86,055,228	244,635	122,900
Item 5. Other Information
None
Item 6. Exhibits
Exhibits: See attached exhibit index

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY (Registrant)
Date: May 12, 2008	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2008	By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS

Number	Description
4.1	Indenture, dated as of March 12, 2008, among Stillwater Mining Company, Law Debenture Trust Company of New York, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated March 14, 2008).

4.2	Form of 1.875% Convertible Senior Note due 2028 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, dated March 14, 2008).

4.3	Registration Rights Agreement, dated as of March 12, 2008, between Stillwater Mining Company and Deutsche Bank Securities, Inc. (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K, dated March 14, 2008).

10.1	Amendment No. 1 to Stockholders Agreement, dated March 10, 2008, among Stillwater Mining Company, MMC Norilsk Nickel, and Norimet Limited (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated March 14, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, dated, May 12, 2008

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, dated, May 12, 2008

32.1	Section 1350 Certification, dated, May 12, 2008

32.2	Section 1350 Certification, dated, May 12, 2008