Form 10-Q
period 2008-06-30
STILLWATER MINING CO /DE/
filed 2008-08-11
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
At August 7, 2008 the Company had outstanding 93,139,891 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Stillwater Mining Company
Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Mine production	$103,743	$74,893	$185,032	$147,264
PGM recycling	108,214	83,914	194,630	153,902
Other	6,874	2,156	12,215	6,247

Total revenues	218,831	160,963	391,877	307,413

Costs and expenses
Costs of metals sold
Mine production	61,915	54,718	114,554	103,029
PGM recycling	101,491	77,871	183,574	144,046
Other	6,882	2,184	12,185	6,205

Total costs of metals sold	170,288	134,773	310,313	253,280

Depreciation and amortization
Mine production	21,747	21,628	42,394	42,020
PGM recycling	48	28	96	52

Total depreciation and amortization	21,795	21,656	42,490	42,072

Total costs of revenues	192,083	156,429	352,803	295,352

Exploration	500	1	500	62
Marketing	2,404	1,112	3,735	3,213
General and administrative	7,483	6,289	13,825	12,963
(Gain)/loss on disposal of property, plant and equipment	154	(95)	152	(210)

Total costs and expenses	202,624	163,736	371,015	311,380

Operating income (loss)	16,207	(2,773)	20,862	(3,967)

Other income (expense)
Other	92	(16)	145	(18)
Interest income	2,924	3,023	6,011	5,986
Interest expense	(1,728)	(2,750)	(6,258)	(5,576)

Income (loss) before income tax provision	17,495	(2,516)	20,760	(3,575)

Income tax provision	(322)	—	(375)	—

Net income (loss)	$17,173	$(2,516)	$20,385	$(3,575)

Other comprehensive income, net of tax	5,904	5,446	5,992	271

Comprehensive income (loss)	$23,077	$2,930	$26,377	$(3,304)

Weighted average common shares outstanding
Basic	92,926	91,927	92,740	91,759
Diluted	100,952	91,927	93,166	91,759

Basic earnings (loss) per share

Net income (loss)	$0.18	$(0.03)	$0.22	$(0.04)

Diluted earnings (loss) per share

Net income (loss)	$0.18	$(0.03)	$0.22	$(0.04)

See accompanying notes to the financial statements

Stillwater Mining Company
Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$100,761	$61,436
Restricted cash	26,580	5,885
Investments, at fair market value	1,990	27,603
Inventories	182,763	118,663
Advances on inventory purchases	53,798	28,396
Trades receivables	15,397	12,144
Deferred income taxes	7,474	4,597
Other current assets	7,216	6,092

Total current assets	$395,979	$264,816

Property, plant and equipment (net of $339,883 and $301,212 accumulated depreciation and amortization)	465,777	465,054
Long-term investments	3,903	3,556
Other noncurrent assets	10,858	8,981

Total assets	$876,517	$742,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,959	$17,937
Accrued payroll and benefits	24,032	20,944
Property, production and franchise taxes payable	11,544	10,528
Current portion of long-term debt	195	1,209
Fair value of derivative instruments	—	6,424
Unearned income	847	788
Other current liabilities	20,669	11,144

Total current liabilities	81,246	68,974
Long-term debt	210,933	126,841
Deferred income taxes	7,474	4,597
Accrued workers compensation	9,166	9,982
Asset retirement obligation	10,939	10,506
Other noncurrent liabilities	4,663	4,103

Total liabilities	$324,421	$225,003

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 93,032,522 and 92,405,111 shares issued and outstanding	930	924
Paid-in capital	634,934	626,625
Accumulated deficit	(83,735)	(104,120)
Accumulated other comprehensive loss	(33)	(6,025)

Total stockholders’ equity	552,096	517,404

Total liabilities and stockholders’ equity	$876,517	$742,407

See accompanying notes to the financial statements

Stillwater Mining Company
Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Cash flows from operating activities
Net income (loss)	$17,173	$(2,516)	$20,385	$(3,575)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	21,795	21,656	42,490	42,072
Lower of cost or market inventory adjustment	—	1,430	—	1,430
(Gain)/loss on disposal of property, plant and equipment	154	(95)	152	(210)
Asset retirement obligation	219	182	433	360
Stock issued under employee benefit plans	1,538	1,484	2,941	2,930
Amortization of debt issuance costs	263	206	2,686	410
Share based compensation	1,355	1,345	2,381	2,513

Changes in operating assets and liabilities:
Inventories	(61,846)	(15,688)	(66,218)	(20,658)
Advances on inventory purchases	(14,908)	(7,014)	(25,402)	(6,301)
Trade receivables	1,397	(1,615)	(3,253)	3,754
Employee compensation and benefits	1,467	631	3,091	327
Accounts payable	7,604	(1,096)	6,022	(9,633)
Property, production and franchise taxes payable	353	136	1,576	546
Workers compensation	(342)	(199)	(816)	554
Unearned income	105	4,081	59	2,159
Restricted cash	—	(600)	—	(600)
Other	6,239	(2,214)	9,103	(803)

Net cash (used in) provided by operating activities	(17,434)	114	(4,370)	15,275

Cash flows from investing activities
Capital expenditures	(20,778)	(18,812)	(41,603)	(40,408)
Purchases of long-term investments	—	(668)	(347)	(668)
Proceeds from disposal of property, plant and equipment	197	126	215	328
Purchases of investments	(1,887)	(25,148)	(11,392)	(48,140)
Proceeds from maturities of investments	14,350	27,181	36,521	44,178

Net cash used in investing activities	(8,118)	(17,321)	(16,606)	(44,710)

Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(86)	(1,081)	(98,422)	(1,964)
Payments for debt issuance costs	(77)	—	(5,072)	—
Proceeds from issuance of convertible debentures	—	—	181,500	—
Restricted cash	—	—	(20,695)	—
Issuance of common stock	23	219	2,990	239

Net cash (used in) provided by financing activities	(140)	(862)	60,301	(1,725)

Cash and cash equivalents
Net (decrease) increase	(25,692)	(18,069)	39,325	(31,160)
Balance at beginning of period	126,453	75,269	61,436	88,360

Balance at end of period	$100,761	$57,200	$100,761	$57,200

See accompanying notes to the financial statements

Stillwater Mining Company
Notes to Financial Statements
(Unaudited)
Note 1 — General
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of June 30, 2008, and the results of its operations and its cash flows for the three- and six- month periods ended June 30, 2008 and 2007. The results of operations for the three- and six- month periods are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements in this quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2008 Quarterly Report on Form 10-Q and in the Company’s 2007 Annual Report on Form 10-K.
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
Note 2 — Sales
Mine Production
     Palladium, platinum, rhodium, gold and silver are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity (rhodium of 99.9%) in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product metals are normally sold at market prices to customers, brokers or outside refiners. Copper and nickel by-products, however, are produced at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are reflected as a reduction to costs of metals sold. During the three- month periods ended June 30, 2008 and 2007, total by-product (copper, nickel, gold, silver and mined rhodium) sales were approximately $14.3 million and $14.5 million, respectively. Total by-product sales for the six- month periods ended June 30, 2008 and 2007 were approximately $27.6 million and $28.4 million, respectively.
     The Company has entered into long-term sales contracts with Ford Motor Company and General Motors Corporation, covering production from the mines, that contain guaranteed floor and, in some cases, ceiling prices for metal delivered. Metal sales under these contracts, when not affected by the guaranteed floor or ceiling prices, are priced at a slight discount to market. Under these sales contracts, the Company currently has committed 100% of its palladium production and 70% of its platinum production from mining through 2010. After 2010, approximately 35% of the Company’s total mine production of palladium is committed for sale in 2011 and 2012 under these contracts. None of the Company’s platinum production after 2010 is committed for sale under these contracts.
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

	PALLADIUM				PLATINUM
	Subject to		Subject to		Subject to		Subject to
	Floor Prices		Ceiling Prices		Floor Prices		Ceiling Prices
	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling	% of Mine	Avg. Floor	% of Mine	Avg. Ceiling
Year	Production	Price	Production	Price	Production	Price	Production	Price
2008	100%	$359	20%	$975	70%	$425	14%	$850
2009	100%	$364	20%	$975	70%	$425	14%	$850
2010	100%	$360	20%	$975	70%	$425	14%	$850
2011	20%	$300	—	—	—	—	—	—
2012	20%	$300	—	—	—	—	—	—
     The long-term contracts contain termination provisions that allow the purchasers to terminate in the event the Company breaches certain provisions of the contract and the Company does not cure the breach within specified periods ranging from 10 to 30 days of notice. The contracts are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 Accounting for Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, because the contracts qualify for the normal sales exception since they will not settle net and will result in physical delivery. The floors and ceilings embedded within the long-term sales contracts are treated as part of the host contract, not a separate derivative instrument and therefore also are not subject to the accounting requirements of SFAS No. 133, SFAS No. 138, or SFAS No. 149.
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
     The Company advances cash for purchase and collection of these spent catalyst materials to its suppliers. These advances are reflected as Advances on inventory purchases on the Company’s balance sheet until the Company physically receives the material and title has transferred to the Company. Once the material is received, the associated advance is reclassified into Inventories. Finance charges on these advances collected in advance of being earned are reflected as unearned income on the Company’s balance sheet.
     The Company holds a security interest in materials procured by suppliers but not yet received by the Company. However, until the suppliers have actually procured the promised material, a portion of the Advances on inventory purchases on the Company’s balance sheet remains unsecured. This unsecured portion is fully at risk should the suppliers fail to deliver the promised material or experience other financial difficulties. Any determination that a supplier is unable to deliver the promised material or otherwise repay these advances would likely result in a significant charge against earnings.
     At the same time the Company purchases material for recycling, it enters into a contract for future delivery of the PGMs contained in the material at a price consistent with the purchase cost. The contract commits the Company to deliver finished metal on a specified date that corresponds to the expected out-turn date for the metal from the final refiner. This arrangement largely eliminates the Company’s exposure to fluctuations in market prices during processing, but it also creates an obligation to deliver metal in the future that could be subject to operational risks. If the Company were unable to complete the processing of the recycled material by the contractual delivery date, it could be required to purchase substitute finished metal in the open market to cover its commitments, and then would bear the cost (or benefit) of any change in market price relative to the price stipulated in the delivery contract.

Other activities
     The Company makes open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $6.9 million and $2.2 million on approximately 15,200 and 6,000 ounces of PGMs that were purchased in the open market and re-sold for the three- month periods ended June 30, 2008 and 2007, respectively. For the six- month periods ended June 30, 2008 and 2007, approximately 27,400 and 18,000 ounces of PGMs were purchased in the open market and re-sold for approximately $12.2 million and $6.2 million, respectively.
Total Sales
     Total sales to significant customers as a percentage of total revenues for the three- and six- month periods ended June 30, 2008 and 2007 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Customer A	37%	36%	37%	36%
Customer B	18%	28%	19%	24%
Customer C	12%	*	13%	*
Customer D	11%	*	*	*
Customer E	*	*	*	14%

	78%	64%	69%	74%

*	Represents less than 10% of total revenues.
Note 3 — Derivative Instruments
     The Company uses various derivative financial instruments to manage the Company’s exposure to changes in interest rates and PGM market commodity prices. Some of these derivative transactions are designated as hedges. Because the Company hedges only with instruments that have a high correlation with the value of the underlying exposures, changes in the derivatives’ fair value are expected to be offset by changes in the value of the hedged transaction.
Commodity Derivatives
     The Company regularly enters into fixed forward contracts and financially settled forward contracts to offset the price risk in its PGM recycling activity. From time to time it also uses them on portions of its mine production. In fixed forward transactions, the Company agrees to deliver a stated quantity of metal on a specific future date at a price stipulated in advance. The Company uses fixed forward transactions primarily to price in advance the metals acquired for processing in its recycling business. Under financially settled forward transactions, at each settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price and the Company pays the difference between the forward price and the market price if the market price is above the forward price. These financially settled forward contracts are settled in cash at maturity and do not require physical delivery of metal at settlement. The Company normally uses financially settled forward contracts with third parties to reduce its exposure to price risk on metal it is obligated to deliver under the long-term sales agreements.
Mine Production
     On June 30, 2008, the Company settled its last remaining financially settled forward agreements covering future anticipated platinum sales out of mine production. Consequently, after June 30, 2008, the Company is no longer party to any further hedges on its mined platinum production. Losses on hedges of mined platinum during the second quarter and first six months of 2008 totaled $5.8 million on 6,000 ounces hedged and $12.8 million on 15,000 ounces hedged, respectively.
     As of June 30, 2007, the Company was party to financially-settled forward sales agreements covering approximately 39% of its expected sales out of mine production for the period from July 2007 through June 2008. Losses on these hedges for the three- and six- month periods ending June 30, 2007 totaled $8.1 million and $15.4 million, respectively.
PGM Recycling
     The Company enters into fixed forward sales relating to PGM recycling of catalyst materials. The Company accounts for these fixed forward sales under the normal sales provisions of SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149. The metals from PGM recycled materials are sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. All of these transactions open as of June 30, 2008, will settle at various periods through December 2008. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. No margin deposits were required or outstanding during the second quarters of 2008 or 2007.
     From time to time the Company also enters into financially settled forward contracts on recycling material for which it has not entered into a fixed forward sale. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal as of a specific future date. The Company entered into several such financially settled forward contracts during the second quarter and first six months of 2008, although none were outstanding as of June 30, 2008. The Company generally has not elected to use hedge accounting for these transactions, so they are marked to market at the end of each accounting period with the change in the fair value of the derivatives being reflected in the income statement. The corresponding net realized gain on these derivatives during the second quarter of 2008 was approximately $0.3 million and the net realized loss on these derivatives during the first half of 2008 was approximately $0.2 million and has been recorded as a component of recycling revenue.
     The following is a summary of the Company’s commodity derivatives as of June 30, 2008:
PGM Recycling:
Fixed Forwards

	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price
Third Quarter 2008	35,780	$2,067	25,787	$469	4,963	$9,679
Fourth Quarter 2008	2,399	$2,066	1,938	$471	1,169	$9,554
Interest Rate Derivatives
     At June 30, 2007, the Company had in place an interest rate swap agreement that had the effect of fixing the interest rate on $50 million of the Company’s outstanding term loan debt. The effective fixed rate of the interest rate swap was 7.628%. The Company elected not to account for this as a cash flow hedge, and accordingly, marked this transaction to market by recording a credit to interest expense of approximately $44,000 and $47,500 during the three- month and six- month periods ended June 30, 2007, respectively. The interest rate swap terminated on December 31, 2007.
Note 4 — Share-Based Payments
Stock Plans
     The Company sponsors stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. The Company has options outstanding under three separate plans: the 1994 Incentive Plan, the General Plan and the 2004 Equity Incentive Plan. During 2004, the 1994 Incentive Plan was terminated and in early 2008, the General Plan was terminated. Shares of common stock that have been authorized for issuance under the 1994 Incentive Plan and the General Plan were 1,400,000 and 1,151,000, respectively. While no additional options may be issued under these two plans, options issued prior to the termination dates under the 1994 Incentive Plan and the General Plan remain outstanding. A total of 5,250,000 shares of common stock have been authorized for issuance under the 2004 Equity Incentive Plan, of which approximately 3,716,000 shares remain reserved and available for grant as of June 30, 2008.
     The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise price, exercise period, vesting period and all other terms of instruments issued under the Plans. Directors’ options vest over a six month period after date of grant. Officers’ and employees’ options vest ratably over a three year period after date of grant. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. The Company received approximately $22,500 and $219,000 in cash from the exercise of stock options in the three- month periods ended June 30, 2008 and 2007, respectively, and approximately $3.0 million and $239,000 for the six- month periods ended June 30, 2008 and 2007, respectively.
Non-vested Shares
     Nonvested shares granted to non-management directors, certain members of management and other employees as of June 30, 2008 and 2007 along with the related compensation expense (recorded in general and administrative expense) are detailed in the following table:

					Compensation Expense
		Nonvested	Market	Three months ended		Six months ended
		Shares	Value on	June 30,		June 30,
Grant Date	Vesting Date	Granted	Grant Date	2008	2007	2008	2007
May 7, 2004	May 7, 2007	348,170	$4,460,058	$—	$123,890	$—	$495,562
May 3, 2005	May 3, 2008	225,346	$1,654,040	$36,861	$137,837	$147,446	$275,673
April 27, 2006	April 27, 2009	288,331	$4,731,512	$316,143	$394,293	$632,285	$788,585
February 22, 2007	February 22, 2010	426,514	$5,433,788	$346,372	$447,966	$708,427	$636,365
May 3, 2007	November 3, 2007	17,654	$280,000	$—	$93,331	$—	$93,331
February 4, 2008	February 4, 2011	16,741	$225,000	$18,828	$—	$30,442	$—
March 6, 2008	March 6, 2011	287,592	$5,283,065	$438,800	$—	$564,243	$—
May 8, 2008	November 8, 2008	19,719	$280,010	$93,337	$—	$93,337	$—

Total compensation expense of nonvested shares				$1,250,341	$1,197,317	$2,176,180	$2,289,516

     Total compensation cost related to nonvested shares, noted in the table above, not yet recognized is approximately $1.8 million, $3.3 million, $2.1 million and $0.3 million, for the remaining six months of 2008 and for years 2009, 2010 and 2011, respectively, assuming no nonvested shares are forfeited.
Non-Employee Directors’ Deferral Plan
     Compensation expense deferred in common stock related to the Non-Employee Directors’ Deferral Plan was approximately $9,800 and $14,000 during the three- month periods ended June 30, 2008 and 2007, respectively, and approximately $20,600 and $24,000 for the six- month periods ended June 30, 2008 and 2007, respectively. The company match was made in Company common stock and resulted in compensation expense of approximately $2,000 and $2,800 during the three- month periods ended June 30, 2008 and 2007, respectively, and approximately $4,100 and $4,800 for the six- month periods ended June 30, 2008 and 2007, respectively.

Nonqualified Deferred Company Plan
     Compensation expense deferred in cash under the Nonqualified Deferred Compensation Plan was approximately $41,000 and $61,000 for the second quarters of 2008 and 2007, respectively, and $78,000 and $212,000 for the six- month periods ended June 30, 2008 and 2007, respectively.
Stock Options
     The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant using a Black-Scholes option pricing model. Stock option grants to employees generally vest in annual installments over a three year period. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture, but does not recapture expense taken previously. The compensation expense, recorded in general and administrative expense, related to the fair value of stock options during the three- month periods ended June 30, 2008 and 2007 was approximately $93,300 and $132,000, respectively, and approximately $180,400 and $200,000 during the six- month periods ended June 30, 2008 and 2007, respectively. Total compensation cost related to nonvested stock options not yet recognized is approximately $169,800, $175,300, $55,100, and $7,500 for the remaining six months of 2008 and for years 2009, 2010 and 2011, respectively.
Note 5 — Income Taxes
     The Company computes income taxes using the asset and liability approach as defined in SFAS No. 109, Accounting for Income Taxes, which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. At June 30, 2008, the Company has net operating loss carryforwards (NOLs), which expire in 2009 through 2027. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers, more likely than not, will not be realized. The Company has recognized an income tax provision for the quarters ended June 30, 2008 and 2007 related to Federal alternative minimum tax and statutory minimum payments required under certain state and local tax laws. Changes in the Company’s net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.
     As of June 30, 2008 and 2007, the Company had no unrecognized tax uncertainties. The Company’s policy is to recognize interest and penalties on unrecognized tax uncertainties in the Income tax provision within the Statements of Operations and Comprehensive Income (Loss). There were no interest or penalties assessed or paid for the three- month and six- month periods ended June 30, 2008. The Company’s tax years that remain subject to examination by the taxing authorities are those ending December 31, 2007, 2006, 2005 and 2004.
     As of June 30, 2008, the Company has accrued approximately $322,000 and $375,000 for its estimated alternative minimum tax obligations associated with earnings for the second quarter and first half of 2008, respectively. The Company has substantial alternative minimum tax loss carryforwards available, but under the alternative minimum tax structure, such loss carryforwards can only be utilized to offset 90% of the alternative minimum tax obligation in any period.
Note 6 — Comprehensive Income (Loss)
     Comprehensive income (loss) consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income (loss). As of June 30, 2008 and 2007, such items consist of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities and available-for-sale marketable securities.
     The following summary sets forth the changes in accumulated other comprehensive income (loss) in stockholders’ equity for the first six months of 2008 and 2007:

			Accumulated Other
(in thousands)	Available for Sale	Commodity	Comprehensive Income
As of June 30, 2008	Securities	Instruments	(Loss)
Balance at December 31, 2007	$508	$(6,533)	$(6,025)

Reclassification to earnings	—	6,957	6,957
Change in value	(508)	(6,361)	(6,869)

Comprehensive income (loss)	$(508)	$596	$88

Balance at March 31, 2008	$—	$(5,937)	$(5,937)

Reclassification to earnings	—	5,837	5,837
Change in value	(33)	100	67

Comprehensive income (loss)	$(33)	$5,937	$5,904

Balance at June 30, 2008	$(33)	$—	$(33)

			Accumulated Other
(in thousands)	Available for Sale	Commodity	Comprehensive Income
As of June 30, 2007	Securities	Instruments	(Loss)
Balance at December 31, 2006	$177	$(15,780)	$(15,603)

Reclassification to earnings	—	7,275	7,275
Change in value	137	(12,587)	(12,450)

Comprehensive income (loss)	$137	$(5,312)	$(5,175)

Balance at March 31, 2007	$314	$(21,092)	$(20,778)

Reclassification to earnings	—	8,093	8,093
Change in value	90	(2,737)	(2,647)

Comprehensive income (loss)	$90	$5,356	$5,446

Balance at June 30, 2007	$404	$(15,736)	$(15,332)

Note 7 — Long-Term Debt
Convertible Debentures
     On March 12, 2008, the Company issued and sold $181.5 million aggregate principal amount of senior convertible debentures due 2028 (“debentures”). The debentures pay interest at 1.875% per annum, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2008. The debentures will mature on March 15, 2028, subject to earlier repurchase or conversion. Each $1,000 principal amount of debentures is initially convertible, at the option of the holders, into approximately 42.5351 shares of the Company’s common stock, at any time prior to the maturity date. The conversion rate is subject to certain adjustments, but will not be adjusted for accrued interest or any unpaid interest. The conversion rate initially represents a conversion price of $23.51 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15, 2013, March 15, 2018 and March 15, 2023, or upon the occurrence of certain events including a change in control. The Company may redeem the debentures for cash beginning on or after March 22, 2013.
     The debentures were sold to an “accredited investor” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial investor offered and resold the debentures to “qualified institutional buyers” under Rule 144A of the Securities Act. MMC Norilsk Nickel, or one of its affiliates, with the approval of the Company’s public directors, purchased $80 million of the debentures, thereby maintaining their majority ownership position in the Company.
     In connection with the issuance of the debentures, the Company agreed to file a shelf registration statement with the Securities and Exchange Commission (SEC) for the resale of the debentures and the common stock issuable upon conversion of the debentures and to use reasonable best efforts to cause it to become effective, within an agreed-upon period. The Company also agreed to periodically update the shelf registration and to keep it effective until the earlier of (1) the date the debentures or the common stock issuable upon conversion of the debentures is eligible to be sold to the public pursuant to Rule 144 of the Securities Act or (2) the date on which there are no outstanding registrable securities. Management has evaluated the terms of the debentures, which include the call feature, redemption feature, and the conversion feature, under applicable accounting literature, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that none of these features should be separately accounted for as derivatives.
     In connection with the issuance of the debentures, the Company incurred approximately $5.1 million of issuance costs, which primarily consisted of investment banking fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders can require repurchase of the debentures, which is March 15, 2013. Amortization expense related to the issuance costs of the debentures was approximately $0.3 million for the three- and six- month periods ended June 30, 2008, respectively, and the interest expense on the debentures was $0.9 million and $1.0 million for the three- and six- month periods ended June 30, 2008, respectively. The Company made no cash payments for interest on the debentures during the first six months of 2008.
     The Company used a portion of the proceeds of the debenture offering to retire $98.3 million of term debt and terminate a $40 million revolving credit line under its previous credit facility. Interest expense for the first six months of 2008 includes approximately $2.2 million for the non-cash write-off of unamortized issuance costs on the prior facility. In conjunction with terminating the revolving credit line, the Company posted $20.7 million of restricted cash to collateralize stand-by letters of credit that remained outstanding under that facility.
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
     The All Other group consists of assets, revenues and expenses of various corporate and support functions.

     The Company evaluates performance and allocates resources based on income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands)	Mine	PGM	All
Three months ended June 30, 2008	Production	Recycling	Other	Total

Revenues	$103,743	$108,214	$6,874	$218,831
Depreciation and amortization	$21,747	$48	$—	$21,795
Interest income	$—	$2,005	$919	$2,924
Interest expense	$—	$—	$1,728	$1,728
Income (loss) before income taxes	$19,933	$8,674	$(11,112)	$17,495
Capital expenditures	$20,460	$135	$183	$20,778
Total assets	$514,928	$179,014	$182,575	$876,517

(in thousands)	Mine	PGM	All
Three months ended June 30, 2007	Production	Recycling	Other	Total

Revenues	$74,893	$83,914	$2,156	$160,963
Depreciation and amortization	$21,628	$28	$—	$21,656
Interest income	$—	$1,799	$1,224	$3,023
Interest expense	$—	$—	$2,750	$2,750
Income (loss) before income taxes	$(1,358)	$7,814	$(8,972)	$(2,516)
Capital expenditures	$18,574	$99	$139	$18,812
Total assets	$502,207	$97,877	$148,026	$748,110

(in thousands)	Mine	PGM	All
Six months ended June 30, 2008	Production	Recycling	Other	Total

Revenues	$185,032	$194,630	$12,215	$391,877
Depreciation and amortization	$42,394	$96	$—	$42,490
Interest income	$—	$3,631	$2,380	$6,011
Interest expense	$—	$—	$6,258	$6,258
Income (loss) before income taxes	$27,939	$14,585	$(21,764)	$20,760
Capital expenditures	$41,143	$212	$248	$41,603
Total assets	$514,928	$179,014	$182,575	$876,517

(in thousands)	Mine	PGM	All
Six months ended June 30, 2007	Production	Recycling	Other	Total

Revenues	$147,264	$153,902	$6,247	$307,413
Depreciation and amortization	$42,020	$52	$—	$42,072
Interest income	$—	$3,360	$2,626	$5,986
Interest expense	$—	$—	$5,576	$5,576
Income (loss) before income taxes	$2,425	$13,164	$(19,164)	$(3,575)
Capital expenditures	$40,117	$136	$155	$40,408
Total assets	$502,207	$97,877	$148,026	$748,110

Note 9 — Investments
     The cost, gross unrealized gains and losses, and fair value of available-for-sale investment securities by major security type and class of security at June 30, 2008 are as follows:

		Gross	Gross
		unrealized	unrealized	Fair
(in thousands)	Cost	gains	losses	market value
At June 30, 2008

Commercial paper	$1,991	$—	$1	$1,990
Mutual funds	596	—	32	564

Total	$2,587	$—	$33	$2,554

     The mutual funds included in the investment table above represent long-term investments which are classified as non-current assets on the balance sheet.
Note 10 — Inventories
     For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. In order to reflect costs in excess of market values, the Company, during the three- and six- month periods ended June 30, 2007, reduced the aggregate inventory carrying value of certain components of its in-process and finished good inventories by $1.4 million. No reduction of the aggregate inventory carrying value was recorded for the three- or six- month periods ended June 30, 2008.
     The costs of PGM inventories as of any date are determined based on combined production costs per ounce and include all inventoriable production costs, including direct labor, direct materials, depreciation and amortization and other overhead costs relating to mining and processing activities incurred as of such date.
     Inventories reflected in the accompanying balance sheet consisted of the following:

	June 30,	December 31,
(in thousands)	2008	2007
Metals inventory
Raw ore	$1,964	$1,061
Concentrate and in-process	59,534	36,933
Finished goods	102,139	62,933

	163,637	100,927
Materials and supplies	19,126	17,736

Total inventory	$182,763	$118,663

Note 11 — Earnings (Loss) per Common Share
     Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share, reflects the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised and the Company’s convertible debt was converted. Reported net income was adjusted for the interest expense (including amortization expense of deferred debt fees) and the related income tax effect for the convertible debentures for the three- and six- month periods ended June 30, 2008. No adjustments were made to reported net income (loss) in the computation of basic earnings (loss) per share or diluted earnings (loss) per share for the three- and six- month periods ended June 30, 2007. The Company currently has only one class of equity shares outstanding.
     A reconciliation of the numerators and denominators of the basic and diluted per-share computations for income for the three- and six- month periods ended June 30, 2008 is shown in the following table:

	Three Months Ended			Six Months Ended
(in thousands, except per share amounts)	June 30, 2008			June 30, 2008
		Weighted			Weighted
		Average			Average
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Income	$17,173			$20,385

Basic EPS
Income available to
common stockholders	17,173	92,926	$0.18	20,385	92,740	$0.22

Effect of Dilutive Securities
Stock options	—	54		—	66
Nonvested shares	—	252		—	360
1.875% Convertible debentures	1,082	7,720		—	—

Diluted EPS
Income available to common stockholders + assumed conversions	$18,255	100,952	$0.18	$20,385	93,166	$0.22

     Outstanding options to purchase 831,690 and 820,715 of weighted shares of common stock were excluded from the computation of diluted earnings per share for the three- month and six- month periods ended June 30, 2008, respectively, because the market price was lower than the exercise price, and therefore the effect would have been antidilutive. Outstanding options for the three- month and six- month periods ended June 30, 2007 excluded from the computation of diluted earnings (loss) per share were 75,630 and 74,158, respectively, because the effect would have been antidilutive and inclusion of these options would have reduced the net loss per share.
     Outstanding nonvested shares of 279,810 and 337,741 were excluded from the computation of diluted earnings (loss) per share for the three- month and six- month periods ended June 30, 2007, respectively, because the Company reported a net loss and inclusion of any of these nonvested shares would have reduced the net loss per share amounts.
     All 7.72 million shares of common stock applicable to the outstanding convertible debentures were included in the computation of diluted weighted average shares for the second quarter of 2008. The shares of common stock applicable to the debentures were excluded from the computation of diluted weighted average shares for the six month period ended June 30, 2008.
Note 12 — Regulations and Compliance
     On May 20, 2006, new federal regulations went into effect that as of May 20, 2008, tightened the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners from the prior level of 308 μg/m3 of elemental carbon to the new limit of 160 μg/m3 of total carbon. The Company utilizes a significant number of diesel-powered vehicles in its mining operations. It is not yet clear if appropriate measurement methods and emission control standards exist that will ensure compliance with this new standard in the Company’s mining environment. The Company is aggressively utilizing existing and exploring alternative technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with Mine Safety and Health Administration (MSHA), National Institute for Occupational Safety and Health (NIOSH) and various other companies in the mining industry to share best practices and consider compliance alternatives. The Company’s compliance efforts in this area include using catalytic converters and

DPM filters, cleaner-burning biodiesel fuel blends, replacing a portion of its underground equipment fleet with battery-powered units, and experimenting with other emerging emission control technologies. While the initial results in each case are promising and the Company believes that MSHA will continue to support these efforts, in the absence of full compliance there can be no assurance that the Company will not be held in violation of the standard and be subject to an MSHA enforcement action.
     MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated. The Company was granted a special one-year extension of time to comply with the new DPM standards in certain areas of its Stillwater Mine, subject to specified conditions; this extension is scheduled to expire on November 28, 2008. The East Boulder Mine has obtained a similar extension applicable to certain areas of the mine, also for a period of one year commencing on May 21, 2008, subject to specified conditions being met during the period of the special extension.
Note 13 — Fair Value Measurements
     The Company adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 had no material effect on the Company’s financial condition, results of operations or cash flows.
     SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy within SFAS No. 157 distinguishes among three levels of inputs that may be utilized when measuring fair value: Level 1 inputs (using quoted prices in active markets for identical assets or liabilities), Level 2 inputs (using inputs other than level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and Level 3 inputs (unobservable inputs supported by little or no market activity and based on internal assumptions used to measure assets and liabilities). The classification of each financial asset or liability within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     Financial assets and liabilities measured at fair value on a recurring basis as at June 30, 2008, consisted of the following:

(in thousands)		Fair Value Measurements
	Total	Level I	Level 2	Level 3
Mutual funds	$564	—	$564	—
Investments	1,990	—	1,990	—
     The fair value of mutual funds and investments, consisting of commercial paper, is based on market prices which are readily available. Unrealized gains or losses on mutual funds and investments are recorded in accumulated other comprehensive income (loss).
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following commentary provides management’s perspective and analysis regarding the financial and operating performance of Stillwater Mining Company (the “Company”) for the three- and six- month periods ended June 30, 2008. It should be read in conjunction with the financial statements included in this quarterly report, in the Company’s March 31, 2008 Quarterly Report on Form 10-Q and in the Company’s 2007 Annual Report on Form 10-K.

Overview
     Stillwater Mining Company extracts, processes, refines and markets palladium, platinum and minor amounts of other metals from the J-M Reef, an extensive trend of Platinum Group Metal (PGM) mineralization located in Stillwater and Sweet Grass Counties in south central Montana. The Company operates two mines, Stillwater and East Boulder, within the J-M Reef, each with substantial underground operations and a supporting surface mill and concentrator. The Company also operates smelting and base-metal refining facilities at Columbus, Montana. Concentrates produced at the two mines are transported to the smelter and refinery where they are further processed into a PGM filter cake that is sent to third-party refiners for final processing. Substantially all finished palladium and about 70% of the platinum produced from mining is sold under contracts with two major automotive manufacturers for use in automotive catalytic converters. These contracts include floor and, in some cases, ceiling prices on palladium and platinum.
     The Company also recycles spent catalyst materials through its processing facilities in Columbus, Montana, recovering palladium, platinum and rhodium from these materials. The Company has in place agreements to purchase spent automotive catalyst from third-party collectors, and also processes material owned by others under toll processing arrangements. Recycling volumes fed into the Company’s processing facilities during the second quarter of 2008 increased significantly from the volumes processed in the second quarter of 2007, totaling 115,000 ounces compared to 93,000 ounces of processed PGMs, a 23.7% increase. For the first six months of 2008, recycling volumes totaled 193,000 ounces as compared to 180,000 ounces in 2007, a 7.2% increase. While the higher volumes processed and increased market prices for PGMs during the first six months of 2008 benefited recycling earnings, it has also resulted in a substantial increase in the Company’s marketable inventories and other working capital. The working capital requirement for recycling, comprised of working inventories and associated advances, was approximately $172.8 million at June 30, 2008, compared to approximately $93.7 million at March 31, 2008 and $83.7 million at the end of 2007.
     The Company reported net income for the second quarter 2008 of $17.2 million, or $0.18 per diluted share, on revenues of $218.8 million. This compares to a net loss of $2.5 million, or $0.03 per diluted share on revenues of $161.0 million in the second quarter of 2007. The improved financial performance in the second quarter of 2008 was attributable to higher market prices for PGMs and, to a lesser extent, to higher recycling volumes processed for sale. Platinum realizations were somewhat constrained in both periods by a contractual ceiling price of $850 per ounce on 14% of the platinum ounces sold from mine production and by forward sales entered into in the past at prices well below current market. These forward sales affected 6,000 ounces of platinum in the second quarter of 2008 at an average price of $1,054 per ounce and 28,000 ounces in the corresponding quarter of 2007 at an average price of $1,000 per ounce. The Company’s average realized price for mined platinum in the second quarter of 2008, taking these constraints into account, was about $1,687 per ounce, up from about $949 per ounce in the second quarter of 2007. Palladium prices remained above the minimum floor prices in the automotive contracts during the second quarter of 2008, as the average realization on palladium sales from mine production increased to about $448 per ounce from the $386 per ounce reported in last year’s second quarter.
     The last of the forward sales commitments on platinum settled at June 30, 2008. The Company’s Board may consider forward sales commitments on mine production in the future as circumstances warrant. The Board does not have any current intention of continuing such program at this time. During the second quarter of 2008 and 2007, the losses recognized upon settlement of these financially settled forward contracts reduced the Company’s reported revenues by $5.8 million and $8.1 million, respectively.
     Despite the higher market prices for PGMs in the second quarter of 2008 and the associated strong earnings improvement, several factors continued to constrain financial performance. Mine production of about 38,000 ounces at the East Boulder Mine was below expectations while Stillwater Mine production of about 88,000 ounces was in line with expectations. While various factors contributed to the production shortfall in the quarter, manpower shortages of miners with appropriate skill sets and logistical issues continue to limit planned ramp ups. Stillwater Mine is now implementing some process changes that should improve mining efficiency and better coordinate activities within the mine. Similar efforts are planned at East Boulder during the third and fourth quarters of this year. In addition to these operational challenges, during the first six months of 2008 costs for some critical supplies, including diesel fuel and electric power, have risen significantly at both mines.
     The membership of USW Local 11-0001, which represents union employees at the East Boulder Mine, ratified a new four-year labor agreement on July 8, 2008, without experiencing any labor interruption. The new agreement provides for 4% annual wage increases for the represented workforce and modifies some provisions of the bonus structure at the mine.
     Despite the steps being taken to strengthen the Company’s mining operations; management notes that these improvements will take some time to implement fully. In particular, production in the third quarter of 2008 is expected to continue at current levels due to difficulties in securing additional experienced manpower in the existing strained mining industry labor market. Consequently, mine production for the year is now projected between 515,000 and 525,000 ounces, down from the 550,000 to 565,000 ounce guidance provided previously. However, management also believes that growth in the recycling business is likely to offset in part the financial effect of this lower mine production.
     Guidance on projected total cash costs and capital expenditures for the year 2008 also has been reviewed. The Company’s previous guidance projecting 2008 average total cash costs in the range of $355 to $375 per produced ounce has been increased to a range of $380 to $395 per ounce, reflecting the lower production guidance. Capital expenditure guidance of $110 million in 2008 has been revised downward to about $100 million, reflecting a slower start than expected on construction of the second electric smelting furnace and also a slight reduction in some of the year’s planned mine development, consistent with manpower limitations while maintaining the developed state of the mines.
     The Company’s balance of cash and cash equivalents (excluding restricted cash) was $100.8 million at June 30, 2008, down $25.7 million from March 31, 2008, but up $39.4 million from the end of 2007. Including the Company’s available-for-sale investments, the Company’s total available liquidity at June 30, 2008, was $102.8 million, down $38.1 million from $140.9 million at the end of the first quarter of 2008. This decrease in liquidity is more than accounted for by an increase of about $79.0 million during the 2008 second quarter in working capital requirements of the recycling business. Recycling working capital, comprised of product inventories and advances, has increased as a result of growth in recycling throughput volumes as well as from higher PGM prices. Essentially all of the recycling material in inventory is committed for sale at the time it is acquired, subject only to the time required to extract and process the contained PGMs.
     As noted last quarter, in light of the attention to liquidity issues associated with the sub-prime lending crisis, the Company has reviewed its cash and investments in detail and has concluded that the effect of the sub-prime market issues on the Company’s reported assets and overall liquidity is negligible.
Strategic Initiatives
     During the second quarter of 2008, management continued to emphasize three broad strategic areas of focus that have been addressed extensively over the past several years: increasing mining efficiency in the Stillwater and East Boulder Mines, developing and fostering emerging markets for palladium; and growing and diversifying the Company’s business activities. Following is a brief summary of current efforts in each of these areas of focus.
1. Transformation of Mining Methods to Increase Mining Efficiency
     The Company normally defines mining efficiency in terms of total cash costs per ounce of PGMs extracted. Mining efficiency, then, is affected by the total cost of labor and materials incurred in mining and processing ore and by net PGM production. In general, lowering costs or increasing net production will benefit mining efficiency. Labor and materials costs are influenced by the mix of mining methods used, by the type and volume of equipment employed in the mines, by the effectiveness of mine planning and by the state of general economic conditions. Total ore tons mined, the grade of the extracted ore, and metallurgical recovery percentages drive the Company’s net palladium and platinum production.

     The Company continued its transition toward more selective mining methods in the second quarter of 2008. At the East Boulder Mine, which prior to 2006 used sublevel extraction almost exclusively, approximately 56% of the material fed to the concentrator during the second quarter of 2008 was mined using selective mining methods. At the Stillwater Mine, which first introduced selective mining methods in the Upper West area of the mine at the beginning of 2007, approximately 86% of the mined tons fed to the mill in the 2008 second quarter were extracted using selective mining methods. As already noted, the Company’s objective in this transition is to tailor the mining method used in each mining area to best fit the economics of that area. However, manpower constraints related to the availability of highly skilled and more seasoned miners have limited the Company’s ability to take full advantage of selective methods to date.
     The anticipated benefits of applying more selective mining methods include improved ore grades and access to previously uneconomic mineralized material, significant reductions in both waste material mined and in overall development requirements, less spending on capital equipment purchases and maintenance, and so lower capital and operating costs per ounce of production.
     The mine transformation effort is also highly interdependent with the Company’s new-miner training program. Efforts to maintain or increase production rates and to utilize more selective mining methods will depend upon the availability and retention of enough trained miners. The Company is developing a portion of the required workforce through its miner training program, which attracts new miner trainees primarily from local communities. In addition, the Company is continuing its efforts to hire more experienced miners, both locally and from other mining districts. Retention of skilled miners continues to be a challenge in a very competitive mining labor market.
     The Company’s highest operating priority is the safety of its employees. Safety reportable incident rates in the second quarter and first half of 2008 remained very favorable compared to national averages for metals and mining; however, efforts continue to drive the incident rates toward zero. The Company undertook an independent audit of its safety practices during the first quarter 2008 and is currently implementing the recommendations developed from that audit process. Additionally, the Company also has empowered special employee teams with the task of developing additional safety improvements.
     The Company has concluded that in order to mine efficiently, at any point in time each mine needs at least 40 months of proven reserves ready to be mined. At current production rates, the Stillwater Mine now is close to that level, while the East Boulder Mine is still short of that goal. Consequently, the Company continues to invest in mine development at a somewhat higher rate than would be necessary just to sustain the existing level of proven reserves, in order to build toward the 40-month objective. However, as mentioned above, slight reductions in capital development are possible while maintaining the developed state of the operations considering the limitations of additional stoping manpower. Capital spending of $20.8 million in the 2008 second quarter included infrastructure and mine development investment of $9.8 million at the Stillwater Mine and $3.9 million at the East Boulder Mine. Year-to-date, such supporting investment totals $21.6 million at Stillwater and $8.7 million at East Boulder.
     For the three- and six- month periods ended June 30, 2008, primary development totaled approximately 7,500 and 17,800 feet, respectively, while definitional drilling for the three- and six- month periods ended June 30, 2008, totaled approximately 131,000 and 286,000 feet respectively. Management believes this investment in mine development, although it has required a substantial commitment of capital and mining resources, is critical to long-term efficient and productive mining operations.
     Mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. However, the composite average grade at each mine tends to be fairly stable. The average ore grade realized at the Stillwater Mine was 0.55 ounces and 0.56 ounces per ton during the three- and six- month periods ended June 30, 2008, respectively. For the comparable period of 2007, the average ore grades were about 0.58 ounces per ton. At the East Boulder Mine the average ore grade realized during the three- and six- month periods ended June 30, 2008 was about 0.44 ounces and 0.43 ounces per ton, respectively. During the same three- and six- month periods of 2007, the corresponding ore grade at East Boulder Mine was about 0.37 ounces and 0.38 ounces per ton, respectively.
     Ore production at the Stillwater Mine averaged 1,853 and 1,791 tons of ore per day during the second quarter and the first six months of 2008, respectively; this compares to an average of 1,741 tons and 1,856 tons of ore per day during the second quarter and first six months of 2007, respectively. This level of mine production in both 2007 and 2008 reflects in part the mine’s continuing challenges with hiring additional skilled and experienced miners as well as the time required to bring newer miners up to full productivity. The training effort is continuing satisfactorily, although the full benefits likely will only be realized progressively over time as the newer miners steadily gain experience. Management also continues its efforts to review and strengthen other operating and maintenance training programs within the mines.
     The rate of ore and sub-grade reef production at the East Boulder Mine averaged 1,218 and 1,310 tons per day during the second quarter and the first six months of 2008, respectively, compared to an average of 1,640 and 1,538 tons per day during the second quarter and first six months of 2007. Because East Boulder has excess mill capacity, the mine processes sub-grade material whenever economics justify doing so. Production in the second quarter and the first six months of 2008 included 990 tons and 1,092 tons per day, respectively, of ore at an average grade of 0.44 ounces per ton, along with about 229 tons and 219 tons per day, respectively, of sub-grade material not included in ore reserves at an average grade of about 0.19 and 0.18 ounces per ton, respectively, resulting in a combined effective grade of about 0.39 ounces per ton. For the second quarter of 2007, the combined effective grade at East Boulder was about 0.37 ounces per ton. The lower production tonnages at East Boulder in the second quarter of 2008 as compared to the corresponding quarter of 2007 stemmed from significant manpower constraints and the transition in mining methods.
     During the second quarter and first six months of 2008, the Company’s mining operations produced a total of approximately 97,100 and 196,600 ounces of palladium, respectively, and about 29,200 and 58,600 ounces of platinum, respectively. For the same periods in 2007, the mines produced 102,400 and 213,400 ounces of palladium, respectively, and 30,700 and 63,800 ounces of platinum, respectively.
     During the second quarter, the Company continued its general effort to improve mining efficiency by identifying opportunities to reduce costs or employ assets more efficiently. The initial effort was around the maintenance function at the Stillwater mine and was followed by an in-depth review of the ore and waste handling infrastructures. This process will continue into production and planning areas as well as examining management of materials and supplies inventories and implementing new computer functionality in several areas. By utilizing a cross functional “team based” approach, the process has generated a high level of engagement within the workforce. The Company will continue to use this approach at its other operations to remove operational constraints.
2. Market Development
     The Company has directed most of its efforts to develop and broaden markets for palladium through the Palladium Alliance International (the “Alliance”), a trade organization established for that purpose in early 2006. The Alliance’s principal goals include establishing palladium’s jewelry market presence as a specific elegant brand of precious metal, distinct from platinum and white gold, and instituting a system of standards for use of the palladium brand that will emphasize palladium’s rarity and value. The Alliance is dedicated to nurturing palladium’s jewelry role, and building demand, by sponsoring technical articles in jewelry trade publications illustrating methods of fabricating palladium jewelry, providing a website with information on palladium suppliers and retailers (www.luxurypalladium.com), organizing presentations at industry trade shows and supporting targeted image advertising in critical jewelry markets.
     In March 2008, the industry announced that, following a comprehensive study involving independent consultants and the Palladium Alliance International, under the auspices of the International Platinum Group Metals Association, a decision was made to plan and implement a market development program for palladium jewelry. The initiative will initially focus on China and the U.S., and will be led by Norilsk Nickel, the largest palladium producer, supported by several palladium producers in South Africa and by Stillwater Mining Company. The objective is to establish a clear and specific brand position for palladium in jewelry which, in partnership with jewelry designers, manufacturers and retailers, will achieve a sustainable market with growth opportunities for palladium applications. Efforts have continued in this direction during the second quarter of 2008.
3. Growth and Diversification
     Management is reviewing various opportunities to diversify its current mining and processing operations. This is a multi-faceted effort. The Company’s recycling operations have grown substantially over the past several years, reducing the degree of financial dependence solely on performance of the Company’s mines in each period. The commitment to the recycling business continues as reported in the first quarter of 2008 with construction of a second smelter furnace now in progress within the Columbus processing facilities; the new furnace will accommodate expansion of both mining production and recycling volumes over the next several years, as well as, potentially improving metal recoveries and reducing process risk. Completion of the furnace project is expected in late 2008 or early 2009.
     The Company has invested in two small exploration companies that target PGMs and other precious metals. The first of these, Pacific North West Capital Corp., is a Canadian exploration company with a portfolio of several prospective PGM opportunities; the Company currently is participating financially in an exploration effort at Good News Bay in Alaska led by this company. The other company is Benton Resource Corp., another Canadian exploration company with an attractive resource position in the Goodchild project, a nickel-PGM target north of Marathon, Ontario, Canada, as well as several other interesting holdings.
     These investments in generative exploration projects are inherently long-term and fairly speculative in nature, but they give the Company access to proven exploration teams and are intended to establish a portfolio of attractive opportunities for the future. The Company also is continuously evaluating various later-stage mineral development projects, and in some cases even acquisition of operating properties, when they appear to offer good investment value and mesh with Stillwater’s corporate expertise.
Corporate and Other Matters
Federal Regulations
     As discussed in Note 12 to the Company’s financial statements, new federal regulations went into effect on May 20, 2008 that tightened the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners from 308 µg/m3 of elemental carbon to the new limit of 160 µg/m3 of total carbon. The Company utilizes a significant number of diesel-powered vehicles in its mining operations. It is not clear that appropriate measurement methods and emission control standards exist that will ensure compliance in the Company’s mining environment with this new standard.
     The Company is aggressively utilizing existing and exploring alternative technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with MSHA, NIOSH and various companies in the mining industry to share best practices and consider compliance alternatives. The Company’s compliance efforts in this area include catalytic converters and DPM filters, using cleaner-burning biodiesel fuel blends, replacing a portion of its underground equipment fleet with battery-powered units, and experimenting with other emerging emission control technologies. While the initial results in each case are promising and the Company believes that MSHA will continue to support these efforts, in the absence of full compliance there can be no assurance that the Company will not be held in violation of the standard and be subject to an MSHA enforcement action.
     MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated. The Company was granted a special extension for certain areas of its Stillwater Mine, subject to specified conditions; for a period of one-year (expiring on November 28, 2008). The East Boulder

Mine has obtained a similar extension applicable to certain areas of the mine for a period of one year (commencing May 21, 2008), subject to specified conditions being met during the period of the special extension.
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
     Recycling activity has expanded significantly in the last five years. During this year’s second quarter, the Company processed recycled materials at a rate of approximately 20.9 tons per day, up from approximately 17.2 tons per day in the second quarter of 2007. During the first six months of this year, the Company processed recycled materials at a rate of approximately 17.1 tons per day, up from approximately 16.8 tons per day in the first six months of 2007.
     Revenues from PGM recycling were $108.2 million and $194.6 million for the three- and six- month periods ended June 30, 2008, respectively, compared to $83.9 million and $153.9 million in revenue for the same periods in 2007. This revenue increase reflects both the higher catalyst volumes processed and higher underlying PGM prices in 2008 compared to 2007.
Other Debt Matters
     As discussed in Note 7 to the Company’s June 30, 2008 financial statements above, on March 12, 2008, the Company issued $181.5 million of 1.875% debentures due March 15, 2028. The initial conversion price on these debentures is $23.51 per share, representing the potential for 7.72 million additional common shares outstanding if fully converted. MMC Norilsk Nickel, or one of its affiliates, with the approval of the Company’s public directors, purchased $80 million of the debentures, thereby maintaining their majority ownership position in the Company. The Company used the proceeds from this offering to retire the remaining $98.3 million outstanding balance on its term loan and to provide $20.7 million of cash collateral for standby letters of credit previously supported by the associated revolving credit facility. During the second quarter 2008, the Company has utilized a portion of the remaining proceeds to fund growth in its recycling business.
     At June 30, 2008, the Company had posted surety bonds with the State of Montana in the amount of $15.2 million and had obtained a $7.5 million letter of credit to satisfy the current $22.7 million of financial guarantees provided to the regulatory agencies. The state is currently in the process of finalizing an updated environmental impact statement and is expected to require a substantial increase in these financial guarantees. The Company has adequate financial resources to meet these increased obligations.
Results of Operations
     The Company reported net income of $17.2 million for the second quarter of 2008 compared to a net loss of $2.5 million for the second quarter of 2007. The second quarter of 2008 benefited from much higher sales realizations, driven both by higher PGM market prices and by lower volumes of platinum hedged forward at prices unfavorable to the current market price.
     Earnings from mining operations strengthened between the 2008 and 2007 second quarters, increasing to a net income of $19.9 million from a loss of $1.4 million in the second quarter of 2007, as the higher PGM prices in 2008 more than offset the quarter’s lower sales volumes and higher operating costs. Earnings from recycling (including financing income) increased modestly quarter-on-quarter, growing to $8.7 million in the 2008 second quarter from about $7.8 million in the same period in 2007, the result of slightly higher metals prices in 2008 more than offsetting a slight decrease in ounces delivered for sale. During this period of increasing prices, the Company continues to experience inventory timing effects that defer a portion of the benefit from higher second-quarter 2008 prices beyond the end of the second quarter. Corporate marketing, general and administrative costs increased to $10.4 million in the 2008 second quarter from $7.4 million in the 2007 second quarter, mostly reflecting the timing of marketing expenditures. Net financing expenses, excluding recycling, were $0.8 million in this year’s second quarter, down from $1.5 million in the same period last year, reflecting the benefit of lower interest rates on the convertible debenture offering.

Three- month period ended June 30, 2008 compared to the three- month period ended June 30, 2007.
     Revenues Total revenues increased by 35.9% to $218.8 million for the second quarter of 2008 compared to $161.0 million for the second quarter of 2007. The following analysis covers key factors contributing to the increase in revenues:
SALES AND PRICE DATA

	Three months ended
	June 30,		Increase	Percentage
(in thousands, except for average prices)	2008	2007	(Decrease)	Change
Revenues	$218,831	$160,963	$57,868	36%

Ounces Sold
Mine Production:
Palladium (oz.)	107	116	(9)	(8%)
Platinum (oz.)	33	32	1	3%

Total	140	148	(8)	(5%)

Other PGM Activities: (3)
Palladium (oz.)	41	32	9	28%
Platinum (oz.)	28	31	(3)	(10%)
Rhodium (oz.)	6	6	—	—

Total	75	69	6	9%

By-products from Mining: (4)
Rhodium (oz.)	1	1	—	—
Gold (oz.)	3	3	—	—
Silver (oz.)	3	2	1	50%
Copper (lb.)	213	85	128	151%
Nickel (lb.)	241	261	(20)	(8%)

Average realized price per ounce (1)
Mine Production:
Palladium ($/oz.)	$448	$386	$62	16%
Platinum ($/oz.)	$1,687	$949	$738	78%
Combined ($/oz.) (2)	$740	$506	$234	46%

Other PGM Activities: (3)
Palladium ($/oz.)	$444	$355	$89	25%
Platinum ($/oz.)	$1,771	$1,225	$546	45%
Rhodium ($/oz.)	$8,298	$5,923	$2,375	40%

By-products from mining:(4)
Rhodium ($/oz.)	$9,599	$6,160	$3,439	56%
Gold ($/oz.)	$898	$655	$243	37%
Silver ($/oz.)	$17	$13	$4	31%
Copper ($/lb.)	$3.67	$3.39	$0.28	8%
Nickel ($/lb.)	$11.76	$22.74	$(10.98)	(48%)

Average market price per ounce (2)
Palladium ($/oz.)	$444	$368	$76	21%
Platinum ($/oz.)	$2,026	$1,289	$737	57%
Combined ($/oz.) (2)	$816	$564	$252	45%

(1)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average of the daily London Metals Exchange PM Fix for the actual months of the period.

(2)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(3)	Ounces sold and average realized price per ounce from other PGM activities relate to ounces produced from processing of catalyst materials and ounces purchased in the open market for resale.

(4)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

     Net revenues from sales of mine production were $103.7 million in the second quarter of 2008, compared to $74.9 million for the same period in 2007, a 38.5% increase. Reported revenues were net of hedging losses on forward sales of platinum of $5.8 million on 6,000 ounces hedged in the second quarter of 2008, and $8.1 million on 28,000 ounces hedged in the second quarter of 2007. The increase in mine production revenues reflects higher average realized prices in 2008, which more than offset the effect of lower sales volumes. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $740 per ounce in the second quarter of 2008, compared to $506 per ounce in the same quarter of 2007. The total quantity of mined metals sold decreased by 5.3% to approximately 140,300 ounces in the second quarter of 2008 compared to 148,100 ounces sold during the same time period in 2007.
     Revenues from PGM recycling grew by 29.0% between the second quarter of 2007 and the second quarter of this year, increasing to $108.2 million in the second quarter of 2008 from $83.9 million for the same period in 2007. The increase in PGM recycling revenues is the result of much higher prices realized for PGM sales thus far in 2008 as compared to 2007, while volumes sold decreased slightly. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $1,813 per ounce in the second quarter of 2008, up 37.8% from $1,316 per ounce in the second quarter of last year. Recycled ounces sold decreased to 59,300 ounces in the second quarter of this year from about 63,500 ounces in the second quarter of 2007.
     The Company also purchases PGMs for resale from time to time. During the second quarter of 2008 the Company recognized revenue of about $6.9 million on approximately 15,200 ounces of palladium purchased in the open market and re-sold. In the second quarter of 2007, revenue from such sales totaled approximately $2.2 million on 6,000 ounces of palladium purchased in the open market and re-sold.
     Costs of metals sold The Company’s total costs of metals sold (before depreciation, amortization, and corporate overhead) increased to about $170.3 million in the second quarter of 2008 from approximately $134.8 million in the second quarter of 2007, a 26.3% increase. The higher cost in 2008 was driven primarily by higher acquisition costs for recycling material, based on the higher value of the contained metals, and to a lesser extent by higher costs for fuel and contracted services.
     The costs of metals sold from mine production totaled $61.9 million for the second quarter of 2008, compared to $54.7 million for the second quarter of 2007, a 13.2% increase. Most of the increase in 2008 was attributable to higher fuel costs and to outside contractor expense. In the second quarter of 2007, the Company recognized a $1.4 million lower-of-cost-or-market adjustment to reflect a realizable value of metals lower than cost of inventory. The Company did not recognize a corresponding adjustment in the second quarter of 2008 because the higher net realizable metal values exceeded the cost of metal in inventory.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the second quarter of 2008 increased substantially to $394 per ounce, compared to $320 per ounce in the second quarter of 2007. More than half of this increase was attributable to higher operating costs, and the remainder to lower mine production in the second quarter of 2008 compared to last year’s second quarter.
     The costs of metals sold from PGM recycling activities were $101.5 million in the second quarter of 2008, compared to $77.9 million in the second quarter of 2007, a 30.3% increase. Most of the increase is attributable to the higher cost per ton to acquire recycling material as the value of the contained metals has increased.
     The costs of metals sold from the 15,200 ounces of palladium purchased for resale was $6.9 million in the second quarter of 2008. In comparison, the cost to acquire 6,000 ounces of palladium in the second quarter of 2007 was $2.2 million. The increased cost was primarily attributable to the increased quantity of palladium ounces purchased in the second quarter of 2008, and secondarily the result of the higher palladium prices in 2008.
     Production During the second quarter of 2008, the Company’s mining operations produced approximately 126,200 ounces of PGMs, including approximately 97,100 and 29,200 ounces of palladium and platinum, respectively. This is significantly less than the approximately 133,100 ounces of PGMs produced in the second quarter of 2007, including approximately 102,400 and 30,700 ounces of palladium and platinum, respectively. The lower production in the 2008 second quarter is mostly attributable to the continuing challenges with hiring additional manpower in a very tight mining industry labor market. Production at the Stillwater Mine increased approximately 4.1% to about 88,000 ounces in the second quarter of 2008 from nearly 84,500 ounces in the second quarter of 2007, while production at East Boulder Mine decreased by 21.8% or about 38,000 ounces from 48,600 ounces over the same period. The East Boulder shortfall was primarily impacted by a shortage of manpower and appropriate skill sets related to the challenge of changing to more selective mining methods.
     Marketing, general and administrative Total marketing, general and administrative expenses in the second quarter of 2008 were $10.4 million, compared to approximately $7.4 million during the second quarter of 2007, a 41.0% increase. During the second quarter of 2008, the Company’s continued its marketing efforts for palladium, largely in support of the Palladium Alliance International, spending approximately $2.4 million on marketing in the second quarter of 2008 compared to $1.1 million in the same period of 2007.
     Interest income and expense Total interest income for the second quarter of 2008 decreased slightly to $2.9 million from $3.0 million in the corresponding quarter of 2007. This interest income included approximately $2.0 million and $1.8 million of earned interest from the Company’s recycling operations in the three month periods ended June 30, 2008 and 2007, respectively. Interest expense in the second quarter of 2008 was approximately $1.7 million, compared to $2.8 million for the same period in 2007, reflecting the lower rate of interest on the convertible debentures issued in 2008.
     Other comprehensive income (loss) For the second quarter of 2008, other comprehensive income (loss) included the total change in the fair value of derivatives of $0.1 million and $5.8 million of hedging loss recognized in current earnings. For the same period of 2007, other comprehensive income (loss) included a change in the fair value of derivatives of $2.7 million reduced by $8.1 million in hedging loss recognized in current earnings.

Six- month period ended June 30, 2008, compared to the six- month period ended June 30, 2007.
     Revenues Total revenues were $391.9 million for the first six months of 2008, compared to $307.4 million for the same period of 2007, for an increase of 27.5%. The following table illustrates the key factors affecting revenues in each period:
SALES AND PRICE DATA

	Six months ended
	June 30,		Increase	Percentage
(in thousands except for average prices)	2008	2007	(Decrease)	Change
Revenues	$391,877	$307,413	$84,464	27%

Ounces Sold
Mine Production:
Palladium	209	225	(16)	(7%)
Platinum	61	66	(5)	(8%)

Total	270	291	(21)	(7%)

Other PGM Activities: (3)
Palladium	79	69	10	14%
Platinum	58	59	(1)	(2%)
Rhodium	10	12	(2)	(17%)

Total	147	140	7	5%

By-products from Mining: (4)
Rhodium (oz.)	2	2	—	—
Gold (oz.)	5	6	(1)	(17%)
Silver (oz.)	5	4	1	25%
Copper (lb.)	514	468	46	10%
Nickel (lb.)	522	567	(45)	(8%)

Average realized price per ounce (1)
Mine Production:
Palladium ($/oz.)	$431	$382	$49	13%
Platinum ($/oz.)	$1,547	$931	$616	66%
Combined ($/oz.) (2)	$685	$506	$179	35%

Other PGM Activities: (3)
Palladium ($/oz.)	$426	$345	$81	23%
Platinum ($/oz.)	$1,602	$1,189	$413	35%
Rhodium ($/oz.)	$7,486	$5,497	$1,989	36%

By-products from mining:(4)
Rhodium ($/oz.)	$8,919	$6,039	$2,880	48%
Gold ($/oz.)	$919	$661	$258	39%
Silver ($/oz.)	$17	$13	$4	31%
Copper ($/lb.)	$3.38	$2.89	$0.49	17%
Nickel ($/lb.)	$12.09	$19.98	$(7.89)	(39%)

Average market price per ounce (2)
Palladium ($/oz.)	$443	$355	$88	25%
Platinum ($/oz.)	$1,947	$1,238	$709	57%
Combined ($/oz.) (2)	$785	$555	$230	41%

(1)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average of the daily London Metals Exchange PM Fix for the actual months of the period.

(2)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(3)	Ounces sold and average realized price per ounce from other PGM activities relate to ounces produced from processing of catalyst materials and ounces purchased in the open market for resale.

(4)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

     Net revenues from sales of mine production were $185.0 million in the first six months of 2008, compared to $147.3 million for the same period in 2007, a 25.6% increase. Reported revenues were net of hedging losses on forward sales of platinum of $12.8 million on 15,000 ounces hedged in the first half of 2008, and $8.1 million on 54,500 ounces hedged in the same period in 2007. The increase in mine production revenues reflects higher average realized prices in 2008, which more than offset the effect of lower sales volumes. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $685 per ounce in the first six months of 2008, compared to $506 per ounce in the same period in 2007. The total quantity of mined metals sold decreased by 7.2% to approximately 270,200 ounces in the first half of 2008 compared to 291,100 ounces sold during the same time period in 2007.
     Revenues from PGM recycling grew by 26.4% between the first six months of 2008 and the same period in 2007, increasing to $194.6 million in the first six months of 2008 from $153.9 million for the same period in 2007. This increase in revenues from PGM recycling resulted mostly from much higher prices realized for PGM sales through June in 2008 as compared to 2007. Quantity of recycled PGMs sold declined very slightly to approximately 120,200 ounces in the first six months of 2008 compared to approximately 121,000 ounces in the first six months of 2007. The combined average realized price for these metals (which include palladium, platinum and rhodium) increased significantly to $1,605 per ounce for the first six months of 2008 from $1,271 per ounce for the first half of 2007, an increase of 26.3%.
     During the first half of 2008 the Company recognized revenue of about $12.2 million on approximately 27,400 ounces of palladium purchased in the open market and re-sold. In the first half of 2007, revenue from such sales totaled approximately $6.2 million on 18,000 ounces of palladium purchased in the open market and re-sold.
     Costs of metals sold Total costs of metals sold (before depreciation, amortization, and corporate overhead) increased to about $310.3 million for the first six months of 2008, compared to $253.3 million for the same period of 2007, a 22.5% increase. The higher cost in 2008 was driven primarily by higher acquisition costs for recycling material, based on the higher value of the contained metals, and to a lesser extent by higher costs for fuel and contracted services.
     The costs of metals sold from mine production were $114.6 million for the first six months of 2008, compared to $103.0 million for the same period of 2007, an 11.3% increase. This increase primarily reflects higher mining costs during the first half of 2008. The Company recognized a $1.4 million lower-of-cost-or-market adjustment to reflect a realizable value of metals lower than cost in inventory for the six- month period ended June 30, 2007; no corresponding adjustment was required for the first six months of 2008.
     Total consolidated cash costs per ounce produced, a non-GAAP measure, in the first six months of 2008 increased to $390 per ounce compared to $314 per ounce in the same period of 2007. Analysis of this difference between the two periods indicates that higher operating costs and lower mine production in the first six months of 2008 both contributed to the increase.
     The costs of metals sold from PGM recycling activities were $183.6 million in the first six months of 2008, compared to $144.0 million in the same period of 2007. Most of the increase is attributable to the higher cost per ton to acquire recycling material as the value of the contained metals has increased.
     The costs of metals sold from the 27,400 ounces of palladium purchased for resale was $12.2 million in the first six months of 2008. In comparison, the cost to acquire 18,000 ounces of palladium in the first six months of 2007 was $6.2 million. The increased cost was primarily attributable to the increased higher palladium prices in 2008 and secondarily the quantity of palladium ounces purchased in the first six months of 2008.
     Production During the first six months of 2008, the Company’s mining operations produced approximately 255,200 ounces of PGMs, including approximately 196,600 and 58,600 ounces of palladium and platinum, respectively. This compares with approximately 277,200 ounces of PGMs in the first six months of 2007, including approximately 213,400 and 63,800 ounces of palladium and platinum, respectively, a 7.9% period-on-period decrease in total PGM production. The lower production in the first half of 2008 is attributable to a continuing shortage of miners with the appropriate skill sets, particularly at the East Boulder Mine, and to logistical issues that are currently being addressed.
     The Stillwater Mine produced approximately 173,400 ounces of PGMs in the first six months of 2008, compared with approximately 182,500 ounces of PGMs in the same period of 2007, a 5.0% decrease. Of this shortfall, approximately 3.0% is grade related due to timing of some of the higher impact stopes. The East Boulder Mine produced approximately 81,800 ounces of PGMs in the first six months of 2008, compared with approximately 94,700 ounces of PGMs for the same period of 2007, a 13.6% decrease, predominantly due to staffing issues as mined grades improved over the same period last year.
     Marketing, general and administrative Total marketing, general and administrative expenses in the first six months of 2008 were $18.1 million, compared to $16.2 million during the same period of 2007. The increase resulted from increased professional fees and compensation costs, including amortization of deferred stock awards granted during the first six months of 2008. The Company has continued its marketing program in 2008 spending approximately $3.7 million for marketing purposes in the first six months of 2008 compared to $3.2 million for the comparable period in 2007.
     Interest income and expense Total interest income for the second half of 2008 and 2007 was $6.0 million. This interest income included approximately $3.6 million and $3.4 million of earned interest from the Company’s recycling operations in the six month periods ended June 30, 2008 and 2007, respectively. Interest expense in the first half of 2008 was approximately $6.3 million, compared to $5.6 million for the same period in 2007.
     Other comprehensive income (loss) In the first six months of 2008, other comprehensive loss included a change in the fair value of derivatives of $6.3 million offset by a reclassification to earnings of $12.8 million, for commodity hedging instruments. For the same period of 2007, other comprehensive loss included a change in value of $15.3 million for commodity instruments and a reclassification to earnings of $15.4 million.
Liquidity and Capital Resources
     The Company’s cash and cash equivalents (excluding restricted cash) totaled $100.8 million at June 30, 2008, down $25.7 million from March 31, 2008, but up $39.4 million from December 31, 2007. Cash increased from the end of 2007 mainly due to additional cash raised during the first quarter of 2008 from the net proceeds of the convertible debenture offering. Cash is down from the end of the first quarter of 2008 due to increased working capital required for recycling materials. Including the Company’s available-for-sale investments, the Company’s total available liquidity at June 30, 2008, was $102.8 million, down $38.1 million from $140.9 million at the end of the first quarter of 2008 but up $13.8 million from the end of 2007. Working capital constituting marketable inventories (see Note 10 to the Company’s financial statements) and advances thereon in the Company’s PGM recycling business totaled about $172.8 million at the end of the second quarter of 2008, up significantly from $83.7 million at the beginning of the year, reflecting the effect of higher PGM prices and higher PGM volumes in inventory at June 30, 2008.
     The Company expects to spend a total of between $20 million and $25 million to construct a second smelting furnace at its processing facilities in Columbus, Montana, with anticipated completion of the furnace in late 2008 or early 2009. The addition of the second furnace is intended to accommodate forecasted increases in processing volumes due to future expansion of mine output and to growing volumes of recycled material. The second furnace will also mitigate an operational risk, as virtually all of the Company’s metal production is dependent on the availability of the smelter facility. Once the new smelter furnace is in place, the Company will need to take down the existing smelter furnace for about a month to replace its refractory brick lining. In the past the smelter simply stockpiled material during the rebricking and processed it following the outage; however, total throughput demand at the furnace has now increased to a level where that is no longer feasible. The second furnace may also allow for extending the residence time of matte in the furnace, which is expected to improve PGM furnace recoveries.

     Net cash used in operating activities was $17.4 million in the second quarter of 2008 compared to net cash provided from operating activities of $0.1 million in the same period of 2007; the second quarter cash drawdown reflects strong cash generation from earnings, more than offset by growth of about $79.0 million in recycling working capital during the quarter. Capital expenditures were $20.8 million in the second quarter 2008 compared to $18.8 million in the second quarter of 2007. The Company’s planned capital spending for 2008 is now projected to be about $100 million, including the cost of the new smelter furnace.
Outstanding Debt
     Outstanding total debt at June 30, 2008 was $211.1 million. The Company’s total debt includes $181.5 million outstanding in the form of debentures due in 2028, $29.4 million of Exempt Facility Revenue Bonds due in 2020 and $0.2 million of Special Industrial Education Impact Revenue Bonds due in 2009. Besides its balance sheet debt, the Company also had obtained letters of credit in the amount of $25.6 million as partial surety for certain of its long-term reclamation obligations, self-insurance and contract performance guarantees, which are collateralized by $26.6 million of restricted cash.
Contractual Obligations
     The Company is obligated to make future payments under various debt and lease agreements, ad valorem taxes, and workers compensation and final reclamation commitments. The following table represents significant contractual cash obligations and other commercial commitments and the related interest payments as of June 30, 2008:

(in thousands)	2008(1)	2009	2010	2011	2012	Thereafter	Total
Convertible debentures	$—	$—	$—	$—	$—	$181,500	$181,500
Special Industrial Education Impact Revenue Bonds	98	97	—	—	—	—	195
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	154	303	303	303	298	497	1,858
Asset retirement obligations	—	—	—	—	—	73,770	73,770
Payments of interest	2,937	5,811	5,803	5,803	5,803	19,702	45,859
Other noncurrent liabilities	—	13,829	—	—	—	—	13,829

Total	$3,189	$20,040	$6,106	$6,106	$6,101	$305,469	$347,011

(1)	Amounts represent cash obligations for July — December 2008.
     Interest on the convertible debentures noted in the above table is calculated up to March 15, 2013, the date the holders of the debentures can exercise their call option. Interest payments noted in the table above assume no changes in interest rates. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2009 include workers’ compensation costs, property taxes and severance taxes.
Critical Accounting Policies
     Listed below are the accounting policies that the Company believes are critical to its financial statements due to the degree of uncertainty regarding estimates or assumptions involved and the magnitude of the liability, revenue or expense being reported.
Ore Reserve Estimates
     Certain accounting policies of the Company depend on its estimate of proven and probable ore reserves including depreciation and amortization of capitalized development, income tax valuation allowances, post-closure reclamation costs, asset impairment and mine development expenditures. The Company updates its proven and probable ore reserves annually, following the guidelines for ore reserve determination contained in the SEC’s Industry Guide No. 7.

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
Derivative Instruments
     From time to time, the Company enters into arrangements using derivative financial instruments, including fixed forwards and financially settled forwards, to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue. The Company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value, and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, provides an exception for certain derivative transactions that meet the criteria for “normal purchases and normal sales” transactions. If the derivative transaction is designated as a hedge, and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income (loss) in the period the offsetting hedged transaction settles. The Company has in the past primarily used derivatives to hedge metal prices and interest rates. All of the Company’s remaining financially settled forwards associated with platinum sales from mined production have now been settled and therefore no unrealized gains or losses on outstanding derivatives associated with commodity instruments are reported as a component of accumulated other comprehensive income (loss) at June 30, 2008 (see Note 3 to the Company’s financial statements).
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at June 30, 2008, for the portion of the Company’s net deferred tax assets, which, more likely than not, will not be realized (see Note 5 to the Company’s financial statements).
Post-closure Reclamation Costs
     The Company recognizes the fair value of a liability for an asset retirement obligation, in accordance with the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation ultimately is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss at the time of settlement.
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

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
OPERATING AND COST DATA FOR MINE PRODUCTION

Consolidated:
Ounces produced (000)
Palladium	97	102	197	213
Platinum	29	31	58	64

Total	126	133	255	277

Tons milled (000)	257	309	523	614
Mill head grade (ounce per ton)	0.51	0.48	0.51	0.49

Sub-grade tons milled (000) (1)	46	16	84	37
Sub-grade tons mill head grade (ounce per ton)	0.17	0.12	0.16	0.12

Total tons milled (000) (1)	303	325	607	651
Combined mill head grade (ounce per ton)	0.46	0.46	0.47	0.47
Total mill recovery (%)	91	90	91	91

Total operating costs per ounce (Non-GAAP) (2)	$300	$260	$307	$252
Total cash costs per ounce (Non-GAAP) (2)	$394	$320	$390	$314
Total production costs per ounce (Non-GAAP) (2)	$557	$476	$549	$466
Total operating costs per ton milled (Non-GAAP) (2)	$125	$106	$129	$107
Total cash costs per ton milled (Non-GAAP) (2)	$164	$131	$164	$134
Total production costs per ton milled (Non-GAAP) (2)	$232	$195	$231	$198

Stillwater Mine:
Ounces produced (000)
Palladium	68	64	134	140
Platinum	20	20	40	43

Total	88	84	174	183

Tons milled (000)	168	158	326	336
Mill head grade (ounce per ton)	0.55	0.58	0.56	0.58

Sub-grade tons milled (000) (1)	25	16	45	37
Sub-grade tons mill head grade (ounce per ton)	0.16	0.12	0.15	0.12

Total tons milled (000) (1)	193	174	371	373
Combined mill head grade (ounce per ton)	0.50	0.54	0.51	0.54
Total mill recovery (%)	91	91	92	92

Total operating costs per ounce (Non-GAAP) (2)	$267	$229	$281	$228
Total cash costs per ounce (Non-GAAP) (2)	$357	$291	$361	$291
Total production costs per ounce (Non-GAAP) (2)	$492	$425	$494	$421
Total operating costs per ton milled (Non-GAAP) (2)	$122	$111	$132	$111
Total cash costs per ton milled (Non-GAAP) (2)	$163	$141	$169	$142
Total production costs per ton milled (Non-GAAP) (2)	$224	$205	$231	$206

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
OPERATING AND COST DATA FOR MINE PRODUCTION

(Continued)

East Boulder Mine:
Ounces produced (000)
Palladium	29	38	63	73
Platinum	9	11	18	21

Total	38	49	81	94

Tons milled (000)	89	151	197	278
Mill head grade (ounce per ton)	0.44	0.37	0.43	0.38

Sub-grade tons milled (000) (1)	21	—	40	—
Sub-grade tons mill head grade (ounce per ton)	0.19	—	0.18	—

Total tons milled (000) (1)	110	151	237	278
Combined mill head grade (ounce per ton)	0.39	0.37	0.39	0.38
Total mill recovery (%)	90	89	90	89

Total operating costs per ounce (Non-GAAP) (2)	$377	$313	$361	$298
Total cash costs per ounce (Non-GAAP) (2)	$482	$371	$450	$359
Total production costs per ounce (Non-GAAP) (2)	$709	$566	$666	$552

Total operating costs per ton milled (Non-GAAP) (2)	$131	$101	$125	$101
Total cash costs per ton milled (Non-GAAP) (2)	$167	$120	$155	$122
Total production costs per ton milled (Non-GAAP) (2)	$246	$183	$230	$188

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, where noted)	2008	2007	2008	2007
SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium (oz.)	107	116	209	225
Platinum (oz.)	33	32	61	66

Total	140	148	270	291

Other PGM activities: (5)
Palladium (oz.)	41	32	79	69
Platinum (oz.)	28	31	58	59
Rhodium (oz.)	6	6	10	12

Total	75	69	147	140

By-products from mining: (6)
Rhodium (oz.)	1	1	2	2
Gold (oz.)	3	3	5	6
Silver (oz.)	3	2	5	4
Copper (lb.)	213	85	514	468
Nickel (lb.)	241	261	522	567

Average realized price per ounce (3)
Mine production:
Palladium ($/oz.)	$448	$386	$431	$382
Platinum ($/oz.)	$1,687	$949	$1,547	$931
Combined ($/oz.) (4)	$740	$506	$685	$506

Other PGM activities: (5)
Palladium ($/oz.)	$444	$355	$426	$345
Platinum ($/oz.)	$1,771	$1,225	$1,602	$1,189
Rhodium ($/oz.)	$8,298	$5,923	$7,486	$5,497

By-products from mining: (6)
Rhodium ($/oz.)	$9,599	$6,160	$8,919	$6,039
Gold ($/oz.)	$898	$655	$919	$661
Silver ($/oz.)	$17	$13	$17	$13
Copper ($/lb.)	$3.67	$3.39	$3.38	$2.89
Nickel ($/lb.)	$11.76	$22.74	$12.09	$19.98

Average market price per ounce (4)
Palladium ($/oz.)	$444	$368	$443	$355
Platinum ($/oz.)	$2,026	$1,289	$1,947	$1,238
Combined ($/oz.) (4)	$816	$564	$785	$555

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment writedowns, gain or loss on disposal of property, plant and equipment, restructuring costs and interest income and expense are not included in total operating costs, total cash costs or total production costs. Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Costs of Revenues” and the accompanying discussion for additional detail.

(3)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average London PM Fix for the actual months of the period.

(4)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(5)	Ounces sold and average realized price per ounce from other PGM activities relate to ounces produced from processing of catalyst materials, ounces purchased in the open market for resale.

(6)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
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

Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$37,909	$34,597	$78,382	$69,807
Royalties, taxes and other	11,861	8,022	21,059	17,305

Total cash costs (Non-GAAP)	$49,770	$42,619	$99,441	$87,112
Asset retirement costs	219	182	433	360
Depreciation and amortization	21,747	21,628	42,394	42,020
Depreciation and amortization (in inventory)	(1,392)	(1,031)	(2,118)	(371)

Total production costs (Non-GAAP)	$70,344	$63,398	$140,150	$129,121
Change in product inventories	11,526	7,317	14,398	8,969
Costs of recycling activities	101,491	77,871	183,574	144,046
Recycling activities — depreciation	48	28	96	52
Add: Profit from recycling activities	8,674	7,815	14,585	13,164

Total consolidated costs of revenues	$192,083	$156,429	$352,803	$295,352

Stillwater Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$23,571	$19,383	$48,821	$41,620
Royalties, taxes and other	7,861	5,230	13,829	11,449

Total cash costs (Non-GAAP)	$31,432	$24,613	$62,650	$53,069
Asset retirement costs	160	127	316	250
Depreciation and amortization	12,404	12,400	23,799	24,563
Depreciation and amortization (in inventory)	(667)	(1,255)	(1,134)	(1,076)

Total production costs (Non-GAAP)	$43,329	$35,885	$85,631	$76,806
Change in product inventories	3,162	3,465	4,200	3,380
Add: Profit from recycling activities	5,960	4,944	9,853	8,573

Total costs of revenues	$52,451	$44,294	$99,684	$88,759

East Boulder Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$14,338	$15,214	$29,561	$28,187
Royalties, taxes and other	4,000	2,792	7,230	5,856

Total cash costs (Non-GAAP)	$18,338	$18,006	$36,791	$34,043
Asset retirement costs	59	55	117	109
Depreciation and amortization	9,343	9,228	18,595	17,457
Depreciation and amortization (in inventory)	(725)	225	(984)	706

Total production costs (Non-GAAP)	$27,015	$27,514	$54,519	$52,315
Change in product inventories	1,482	1,668	(1,987)	(616)
Add: Profit from recycling activities	2,714	2,870	4,732	4,591

Total costs of revenues	$31,211	$32,052	$57,264	$56,290

Other PGM activities: (1)
Reconciliation to costs of revenues:
Change in product inventories	$6,882	$2,184	$12,185	$6,205
Recycling activities — depreciation	48	28	96	52
Costs of recycling activities	101,491	77,871	183,574	144,046

Total costs of revenues	$108,421	$80,083	$195,855	$150,303

(1)	Other PGM activities include recycling and other.

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
     The Company has entered into long-term sales contracts with Ford Motor Company and General Motors Corporation. The contracts together cover 100% of the Company’s mined palladium production and 70% of mined platinum production through December 2010. After 2010, approximately 35% of the Company’s mine production of palladium is committed for sale in 2011 and 2012. Pricing under these sales contracts is generally market based, less a small discount in each case, but is subject to minimum selling prices (“floors”) on all metal delivered and to a maximum selling price (“ceiling”) on part of the metal sold. Please see Note 2 to the Company’s June 30, 2008 financial statements for additional detail on these floor and ceiling prices.
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
     The Company also enters into fixed forward sales relating to processing of spent PGM catalysts. These transactions require physical delivery of metal and cannot settle net. Consequently, the Company accounts for these forward sales commitments related to purchases of recycled material under the “normal purchase and sale” exception in SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Sales of metals from PGM recycling are sold forward on the pricing date and subsequently are physically delivered against the forward sales commitments when the ounces are recovered. These forward sales commitments typically have terms ranging from a few days to four months; all of these transactions open at June 30, 2008, will settle at various periods through December 2008. (See Note 3 to the Company’s financial statements.) Because fixed forward sales of metal require the Company to deliver physical metal on a specified date, in the event of an operational interruption the Company might be required to purchase PGMs in the open market to cover its delivery commitments; if so, it would be exposed to any loss (or gain) attributable to pricing differences.
     Beginning in the third quarter of 2007, the Company entered into certain financially settled forward sales agreements pertaining to a portion of its palladium production from recycled materials. Because they settle net, these derivative instruments do not qualify under the “normal purchase and sale” exception in SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Company has elected not to designate these derivative transactions as accounting hedges, and so has marked them to market at June 30, 2008. The corresponding net realized gain on these derivatives during the second quarter of 2008 was approximately $0.3 million and the net realized loss on these derivatives during the first half of 2008 was approximately $0.2 million and has been recorded as a component of recycling revenue.
     The Company purchases catalyst materials from third parties for recycling activities to recover PGMs. At June 30, 2008, working capital comprised of marketable inventories and advances thereon in the Company’s PGM recycling business totaled about $172.8 million, up significantly from $83.7 million at the beginning of the year. The Company advances cash for purchase and collection of spent catalyst materials. These advances are reflected as Advances on inventory purchases on the balance sheet until such time as the material has been received and title has transferred to the Company. The Company has a security interest in the materials that have been procured but not yet received by the Company, however, until such time as the material has been procured, a portion of the Advances on inventory purchases on the balance sheet remains unsecured and the unsecured portion is fully at risk should the supplier fail to deliver the promised material or experience other financial difficulties. Any determination that a supplier is unable to deliver the promised material or otherwise repay these advances would result in a significant charge against earnings. The Company’s recycling business is currently highly dependent on the performance of one supplier and a significant portion of the Advances on inventory purchases on the balance sheet have been made to this one supplier.
     The Company also has various spot purchase and tolling agreements with other suppliers of spent catalytic materials, but the volumes from them are less significant.

Interest Rate Risk
     As of June 30, 2008, all of the Company’s outstanding long-term debt obligations were at fixed rates of interest. However, the Company does assess financing charges on a portion of its recycling working capital at rates tied to short-term market rates of interest. Based on the working capital balances outstanding at June 30, 2008, a decrease in short-term market interest rates of one percentage point would reduce the Company’s annual income by about $1.7 million.
Item 4. Controls and Procedures
     (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
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
     (b) Internal Control Over Financial Reporting. In reviewing internal control over financial reporting at June 30, 2008, management determined that during the second quarter of 2008 there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     During the second quarter 2008, the Company implemented a software programming change in one of its accounting programs that contained a programming error which affected the accuracy of certain commercial payments during the quarter. The Company discovered and corrected the programming error internally in early July, prior to issuing second quarter 2008 financial statements. In reviewing the associated internal controls over financial reporting, the Company has determined that a control procedure intended to ensure data integrity in the affected system was not operating effectively and was deemed to be a material weakness. Subsequent to discovering the error, the Company has updated its internal controls over changes in computer software to remedy the ineffective control and has introduced a new set of specific detective controls intended to monitor and verify data integrity regularly in the affected computer program.
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

STILLWATER MINING COMPANY (Registrant)
Date: August 11, 2008	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2008	By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS

Number	Description
10.1	Contract between Stillwater Mining Company and United Steel Workers (USW) Local 11-0001, East Boulder Unit, ratified July 8, 2008 (filed herewith).

10.2	2004 Equity Incentive Plan as Amended and Restated dated February 21, 2008 (filed herewith).

10.3	409A Nonqualified Deferred Compensation Plan As Amended and Restated dated February 15, 2008 (filed herewith).

10.4	2005 Non-employee Directors’ Deferral Plan As Amended and Restated dated February 15, 2008 (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, dated, August 11, 2008

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, dated, August 11, 2008

32.1	Section 1350 Certification, dated, August 11, 2008

32.2	Section 1350 Certification, dated, August 11, 2008