Form 10-Q
period 2008-09-30
STILLWATER MINING CO /DE/
filed 2008-11-10
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
At November 5, 2008, the Company had outstanding 93,345,795 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Stillwater Mining Company
Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues

Mine production	$72,567	$63,613	$257,598	$210,877
PGM recycling	169,801	94,075	364,432	247,977
Other	6,342	5,399	18,557	11,646

Total revenues	248,710	163,087	640,587	470,500

Costs and expenses
Costs of metals sold
Mine production	60,071	54,088	174,625	157,117
PGM recycling	152,383	87,886	335,957	231,932
Other	6,284	5,299	18,469	11,504

Total costs of metals sold	218,738	147,273	529,051	400,553

Depreciation and amortization
Mine production	18,952	20,114	61,346	62,134
PGM recycling	48	32	144	84

Total depreciation and amortization	19,000	20,146	61,490	62,218

Total costs of revenues	237,738	167,419	590,541	462,771

Exploration	1,890	500	2,390	562
Marketing	1,209	783	4,944	3,996
General and administrative	6,735	5,565	20,561	18,528
Loss on long-term investments	3,029	—	3,029	—
(Gain)/loss on disposal of property, plant and equipment	(22)	26	130	(184)

Total costs and expenses	250,579	174,293	621,595	485,673

Operating income (loss)	(1,869)	(11,206)	18,992	(15,173)

Other income (expense)
Other	—	127	145	109
Interest income	2,895	2,957	8,906	8,943
Interest expense	(1,735)	(2,931)	(7,993)	(8,507)

Income (loss) before income tax benefit (provision)	(709)	(11,053)	20,050	(14,628)

Income tax benefit (provision)	374	—	—	—

Net income (loss)	$(335)	$(11,053)	$20,050	$(14,628)

Other comprehensive (loss) income, net of tax	(72)	3,550	5,920	3,821

Comprehensive income (loss)	$(407)	$(7,503)	$25,970	$(10,807)

Weighted average common shares outstanding
Basic	93,134	92,203	92,872	91,908
Diluted	93,134	92,203	93,183	91,908

Basic income (loss) per share

Net income (loss)	$0.00	$(0.12)	$0.22	$(0.16)

Diluted income (loss) per share

Net income (loss)	$0.00	$(0.12)	$0.22	$(0.16)

See accompanying notes to the financial statements

Stillwater Mining Company
Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$106,224	$61,436
Restricted cash	26,055	5,885
Investments, at fair market value	22,810	27,603
Inventories	163,795	118,663
Advances on inventory purchases	40,823	28,396
Trade receivables	6,543	12,144
Deferred income taxes	2,862	4,597
Other current assets	9,917	6,092

Total current assets	$379,029	$264,816

Property, plant and equipment (net of $359,225 and $301,212 accumulated depreciation and amortization)	467,109	465,054
Other noncurrent assets	12,908	12,537

Total assets	$859,046	$742,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,871	$17,937
Accrued payroll and benefits	24,642	20,944
Property, production and franchise taxes payable	9,341	10,528
Current portion of long-term debt	195	1,209
Fair value of derivative instruments	—	6,424
Unearned income	471	788
Other current liabilities	13,192	11,144

Total current liabilities	64,712	68,974

Long-term debt	210,940	126,841
Deferred income taxes	2,862	4,597
Accrued workers compensation	8,357	9,982
Asset retirement obligation	11,163	10,506
Other noncurrent liabilities	6,536	4,103

Total liabilities	$304,570	$225,003

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 93,205,034 and 92,405,111 shares issued and outstanding	932	924
Paid-in capital	637,719	626,625
Accumulated deficit	(84,070)	(104,120)
Accumulated other comprehensive loss	(105)	(6,025)

Total stockholders’ equity	554,476	517,404

Total liabilities and stockholders’ equity	$859,046	$742,407

See accompanying notes to the financial statements

Stillwater Mining Company
Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Cash flows from operating activities
Net income (loss)	$(335)	$(11,053)	$20,050	$(14,628)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	19,000	20,146	61,490	62,218
Lower of cost or market inventory adjustment	3,370	3,734	3,370	5,164
Loss on long-term investments	3,029	—	3,029	—
(Gain)/loss on disposal of property, plant and equipment	(22)	26	130	(184)
Asset retirement obligation	224	185	657	545
Stock issued under employee benefit plans	1,399	974	4,340	3,903
Amortization of debt issuance costs	264	208	2,950	618
Share based compensation	1,388	1,231	3,771	3,745

Changes in operating assets and liabilities:
Inventories	16,810	12,378	(49,408)	(8,279)
Advances on inventory purchases	12,975	2,245	(12,427)	(4,056)
Trade receivables	7,517	832	4,264	4,586
Employee compensation and benefits	610	1,138	3,699	1,465
Accounts payable	(7,088)	1,733	(1,066)	(7,900)
Property, production and franchise taxes payable	(330)	342	1,246	888
Workers compensation	(809)	(241)	(1,625)	313
Unearned income	(376)	(233)	(317)	(8)
Estimated final payments for inventory purchases	(4,092)	(1,706)	4,356	452
Forward hedges	(1,968)	211	(2,812)	480
Restricted cash	—	—	—	(600)
Other	(3,664)	(1,169)	(2,165)	(2,465)

Net cash provided by operating activities	47,902	30,981	43,532	46,257

Cash flows from investing activities
Capital expenditures	(21,681)	(22,435)	(63,284)	(62,844)
Purchases of long-term investments	(601)	(1,019)	(948)	(1,687)
Proceeds from disposal of property, plant and equipment	100	47	315	375
Purchases of investments	(22,743)	(7,914)	(34,135)	(56,054)
Proceeds from maturities of investments	1,987	10,756	38,508	54,934

Net cash used in investing activities	(42,938)	(20,565)	(59,544)	(65,276)

Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(266)	(98,422)	(2,230)
Payments for debt issuance costs	(26)	—	(5,098)	—
Proceeds from issuance of convertible debentures	—	—	181,500	—
Restricted cash	525	—	(20,170)	—
Issuance of common stock	—	8	2,990	247

Net cash provided by (used in) financing activities	499	(258)	60,800	(1,983)

Cash and cash equivalents
Net increase (decrease)	5,463	10,158	44,788	(21,002)
Balance at beginning of period	100,761	57,200	61,436	88,360

Balance at end of period	$106,224	$67,358	$106,224	$67,358

See accompanying notes to the financial statements

Stillwater Mining Company
Notes to Financial Statements
(Unaudited)
Note 1 — General
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of September 30, 2008, and the results of its operations and its cash flows for the three- and nine- month periods ended September 30, 2008 and 2007. The results of operations for the three- and nine- month periods are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements in this quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2008 and June 30, 2008 Quarterly Reports on Form 10-Q and in the Company’s 2007 Annual Report on Form 10-K.
     The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management’s estimates relate to mineral reserves, reclamation and environmental obligations, the valuation allowance for deferred tax assets, useful lives utilized for depreciation, amortization and accretion calculations, future cash flows from long-lived assets, and the fair value of derivative instruments. Actual results could differ from these estimates.
Note 2 — Sales
Mine Production
     Palladium, platinum, rhodium, gold and silver are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity (rhodium of 99.9%) in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product metals are normally sold at market prices to customers, brokers or outside refiners. Copper and nickel by-products, however, are produced at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are reflected as a reduction to costs of metals sold. During the three- month periods ended September 30, 2008 and 2007, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $5.4 million and $11.8 million, respectively. Total by-product sales for the nine- month periods ended September 30, 2008 and 2007 were $33.1 million and $40.2 million, respectively.
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
     The long-term contracts contain termination provisions that allow the purchasers to terminate in the event the Company breaches certain provisions of the contract and the Company does not cure the breach within specified periods ranging from 10 to 30 days of notice. The contracts are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, because the contracts qualify for the normal sales exception since they will not settle net and will result in physical delivery. The floors and ceilings embedded within the long-term sales contracts are treated as part of the host contract, not a separate derivative instrument and therefore also are not subject to the accounting requirements of SFAS No. 133, SFAS No. 138, or SFAS No. 149.
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
     The Company advances cash for purchase and collection of these spent catalyst materials to its suppliers. These advances are reflected as Advances on inventory purchases on the Company’s balance sheet until the Company physically receives the material and title has transferred to the Company. Once the material is received and title has transferred, the associated advance is reclassified into Inventories. Finance charges on these advances collected in advance of being earned are reflected as unearned income on the Company’s balance sheet.
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
     At the same time the Company purchases material for recycling, it enters into a contract for future delivery of the PGMs contained in the material at a price consistent with the purchase cost. The contract commits the Company to deliver finished metal on a specified date that normally corresponds to the expected out-turn date for the metal from the final refiner. This arrangement largely eliminates the Company’s exposure to fluctuations in market prices during processing, but it also creates an obligation to deliver metal in the future that could be subject to operational risks. If the Company were unable to complete the processing of the recycled material by the contractual delivery date, it could be required to purchase substitute finished metal in the open market to cover its commitments, and then would bear the cost (or benefit) of any change in market price relative to the price stipulated in the delivery contract.

Other activities
     The Company makes open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $6.3 million and $5.4 million on 15,400 ounces of PGMs that were purchased in the open market and re-sold for the three- month periods ended September 30, 2008 and 2007, respectively. For the nine- month periods ended September 30, 2008 and 2007, 42,800 and 33,400 palladium ounces, respectively, were purchased in the open market and re-sold for $18.6 million and $11.6 million, respectively.
Total Sales
     Total sales to significant customers as a percentage of total revenues for the three- and nine- month periods ended September 30, 2008 and 2007 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Customer A	23%	31%	32%	35%
Customer B	29%	32%	23%	27%
Customer C	19%	*	13%	*
Customer D	10%	*	12%	*
Customer E	*	10%	*	*
Customer F	*	*	*	10%

	81%	73%	80%	72%

*	Represents less than 10% of total revenues.
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
Commodity Derivatives
     The Company regularly enters into fixed forward contracts and financially settled forward contracts to offset the price risk in its PGM recycling activity. From time to time it also enters into these types of contracts on portions of its mine production. In fixed forward transactions, the Company agrees to deliver a stated quantity of metal on a specific future date at a price stipulated in advance. The Company uses fixed forward transactions primarily to price in advance the metals acquired for processing in its recycling business. Under financially settled forward transactions, at each settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price and the Company pays the difference between the forward price and the market price if the market price is above the forward price. These financially settled forward contracts are settled in cash at maturity and do not require physical delivery of metal at settlement. The Company normally uses financially settled forward contracts with third parties to reduce its exposure to price risk on metal it is obligated to deliver under the long-term sales agreements.
Mine Production
     On June 30, 2008, the Company settled its last remaining financially settled forward agreements covering future anticipated platinum sales out of mine production. Consequently, after June 30, 2008, the Company is no longer party to any further hedges on its mined platinum production. Losses on hedges of mined platinum during the first six months of 2008 totaled $12.8 million on 15,000 ounces hedged.
     As of September 30, 2007, the Company was party to financially-settled forward sales agreements covering approximately 33% of its anticipated platinum sales out of mine production for the period from October 2007 through June 2008. Losses on these hedges for the three- and nine- month periods ended September 30, 2007 totaled $7.2 million and $22.5 million, respectively.
PGM Recycling
     The Company enters into fixed forward sales relating to PGM recycling of catalyst materials. The Company accounts for these fixed forward sales under the normal sales provisions of SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149. The metals from PGM recycled materials are sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. All of these fixed forward sales contracts open as of September 30, 2008, will settle at various periods through March 2009. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. No margin deposits were required or outstanding as of September 30, 2008 or 2007.
     From time to time, the Company also enters into financially settled forward contracts on recycling material for which it hasn’t entered into a fixed forward sale. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal as of a specific future date. No financially settled forward contracts were outstanding as of September 30, 2008. The Company generally has not designated these contracts as cash flow hedges, so they are marked to market at the end of each accounting period with the change in the fair value of the derivatives being reflected in the income statement. The corresponding net realized loss on these derivatives during the first nine months of 2008 and 2007 was $0.2 million and $0.1 million, respectively, and has been recorded as a reduction of recycling revenue. The Company did not enter into any of these derivatives during the third quarter 2008.
     The following is a summary of the Company’s commodity derivatives as of September 30, 2008:
PGM Recycling:
Fixed Forwards

	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price
Fourth Quarter 2008	32,397	$1,588	28,103	$336	7,065	$6,922
First Quarter 2009	3,161	$1,202	1,385	$265	1,091	$6,538
Interest Rate Derivatives
     At September 30, 2007, the Company had in place an interest rate swap agreement that had the effect of fixing the interest rate on $50 million of the Company’s outstanding term loan debt. The effective fixed rate of the interest rate swap was 7.628%. The Company elected not to account for this as a cash flow hedge, and accordingly, marked this transaction to market by recording additional interest expense of $12,500 and a credit to interest expense of $35,500 during the three- month and nine- month periods ended September 30, 2007, respectively. The interest rate swap terminated on December 31, 2007.
Note 4 — Share-Based Payments
Stock Plans
     The Company sponsors stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. The Company has options outstanding under three separate plans: the 1994 Incentive Plan, the General Plan and the 2004 Equity Incentive Plan. During 2004, the 1994 Incentive Plan was terminated and in early 2008, the General Plan was terminated. Shares of common stock that have been authorized for issuance under the 1994 Incentive Plan and the General Plan were 1,400,000 and 1,151,000, respectively. While no additional options may be issued under these two plans, options issued prior to the termination dates under the 1994 Incentive Plan and the General Plan remain outstanding. A total of 5,250,000 shares of common stock have been authorized for issuance under the 2004 Equity Incentive Plan, of which approximately 3,685,000 shares remain reserved and available for grant as of September 30, 2008.
     The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise price, exercise period, vesting period and all other terms of instruments issued under the Plans. Directors’ options vest over a six month period after date of grant. Officers’ and employees’ options vest ratably over a three year period after date of grant. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. No stock options were exercised during the third quarter 2008. The Company received $8,300 in cash from the exercise of stock options in the three- month period ended September 30, 2007. Cash received by the Company from the exercise of stock options totaled $3.0 million and $0.2 million for the nine- month periods ended September 30, 2008 and 2007, respectively.
Nonvested Shares
     Nonvested shares granted to non-management directors, certain members of management and other employees as of September 30, 2008 and 2007 along with the related compensation expense (recorded in general and administrative expense) are detailed in the following table:

				Compensation Expense
		Nonvested	Market	Three months ended		Nine months ended
		Shares	Value on	September 30,		September 30,
Grant Date	Vesting Date	Granted	Grant Date	2008	2007	2008	2007
May 7, 2004	May 7, 2007	348,170	$4,460,058	$—	$—	$—	$495,562
May 3, 2005	May 3, 2008	225,346	$1,654,040	$—	$137,837	$147,446	$413,510
April 27, 2006	April 27, 2009	288,331	$4,731,512	$316,143	$394,293	$948,428	$1,182,878
February 22, 2007	February 22, 2010	426,514	$5,433,788	$359,553	$447,139	$1,067,981	$1,083,504
May 3, 2007	November 3, 2007	17,654	$280,000	$—	$139,996	$—	$233,327
February 4, 2008	February 4, 2011	16,741	$225,000	$18,828	$—	$49,270	$—
March 6, 2008	March 6, 2011	287,592	$5,283,065	$438,297	$—	$1,002,540	$—
May 8, 2008	November 8, 2008	19,719	$280,010	$140,005	$—	$233,341	$—

Total compensation expense of nonvested shares				$1,272,826	$1,119,265	$3,449,006	$3,408,781

     Total compensation cost related to nonvested shares, noted in the table above, yet to be recognized is $1.2 million, $3.7 million, $2.1 million and $0.3 million, for the remaining three months of 2008 and for years 2009, 2010 and 2011, respectively, assuming no nonvested shares are forfeited.
Non-Employee Directors’ Deferral Plan
     Compensation expense deferred in common stock related to the Non-Employee Directors’ Deferral Plan was $9,300 and $12,000 during the three- month periods ended September 30, 2008 and 2007, respectively, and $29,900 and $36,000 for the nine- month periods ended September 30, 2008 and 2007, respectively. The company match was made in Company common stock and resulted in compensation expense of $1,900 and $2,400 during the three- month periods ended September 30, 2008 and 2007, respectively, and $6,000 and $7,200 for the nine- month periods ended September 30, 2008 and 2007, respectively.

Nonqualified Deferred Compensation Plan
     Compensation expense deferred in cash under the Nonqualified Deferred Compensation Plan was $45,400 and $62,000 for the three- month periods ended September 30, 2008 and 2007, respectively, and $123,300 and $274,000 for the nine- month periods ended September 30, 2008 and 2007, respectively.
Stock Options
     The Company recognizes compensation expense associated with its stock option grants based on fair market value on the date of grant using a Black-Scholes option pricing model. Stock option grants to employees generally vest in annual installments over a three year period. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture, but does not recapture expense taken previously. The compensation expense, recorded in general and administrative expense, related to the fair value of stock options during the three- month periods ended September 30, 2008 and 2007 was $102,900 and $98,000, respectively, and $283,300 and $299,000 during the nine- month periods ended September 30, 2008 and 2007, respectively. Total compensation cost related to nonvested stock options not yet recognized is $97,400, $229,400, $78,800, and $14,600 for the remaining three months of 2008 and for years 2009, 2010 and 2011, respectively.
Note 5 — Income Taxes
     The Company computes income taxes using the asset and liability approach as defined in SFAS No. 109, Accounting for Income Taxes, which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. At September 30, 2008, the Company has net operating loss carryforwards (NOLs), which expire in 2009 through 2027. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers, more likely than not, will not be realized. Changes in the Company’s net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.
     The Company’s policy is to recognize interest and penalties on unrecognized tax uncertainties in the Income tax benefit (provision) within the Statements of Operations and Comprehensive Income (Loss). There were no interest or penalties assessed or paid for the three- month and nine- month periods ended September 30, 2008. The Company’s tax years that remain subject to examination by the taxing authorities are those ending December 31, 2007, 2006, and 2005.
     As of September 30, 2008, the Company has no accrual for its estimated alternative minimum tax (“AMT”) obligations associated with earnings for the three- month and nine- month periods ended September 30, 2008. Alternative minimum tax provisions accrued during the first and second quarters of 2008 were reversed at September 30, 2008, as the Company now projects an AMT loss for the full year 2008.
Note 6 — Comprehensive Income (Loss)
     Comprehensive income (loss) consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income (loss). As of September 30, 2008 and 2007, such items consist of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities and available-for-sale marketable securities.

     The following summary sets forth the changes in accumulated other comprehensive income (loss) in stockholders’ equity for the first nine months of 2008 and 2007:

			Accumulated Other
(in thousands)	Available for Sale	Commodity	Comprehensive Income
As of September 30, 2008	Securities	Instruments	(Loss)
Balance at December 31, 2007	$508	$(6,533)	$(6,025)

Reclassification to earnings	—	6,957	6,957
Change in value	(508)	(6,361)	(6,869)

Comprehensive income (loss)	$(508)	$596	$88

Balance at March 31, 2008	$—	$(5,937)	$(5,937)

Reclassification to earnings	—	5,837	5,837
Change in value	(33)	100	67

Comprehensive income (loss)	$(33)	$5,937	$5,904

Balance at June 30, 2008	$(33)	$—	$(33)

Reclassification to earnings	6	—	6
Change in value	(78)	—	(78)

Comprehensive income (loss)	$(72)	$—	$(72)

Balance at September 30, 2008	$(105)	$—	$(105)

			Accumulated Other
(in thousands)	Available for Sale	Commodity	Comprehensive Income
As of September 30, 2007	Securities	Instruments	(Loss)
Balance at December 31, 2006	$177	$(15,780)	$(15,603)

Reclassification to earnings	—	7,275	7,275
Change in value	137	(12,587)	(12,450)

Comprehensive income (loss)	$137	$(5,312)	$(5,175)

Balance at March 31, 2007	$314	$(21,092)	$(20,778)

Reclassification to earnings	—	8,093	8,093
Change in value	90	(2,737)	(2,647)

Comprehensive income (loss)	$90	$5,356	$5,446

Balance at June 30, 2007	$404	$(15,736)	$(15,332)

Reclassification to earnings	—	7,161	7,161
Change in value	143	(3,754)	(3,611)

Comprehensive income (loss)	$143	$3,407	$3,550

Balance at September 30, 2007	$547	$(12,329)	$(11,782)

Note 7 — Long – Term Debt
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

     The debentures were sold to an “accredited investor” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial investor offered and resold the debentures to “qualified institutional buyers” under Rule 144A of the Securities Act. MMC Norilsk Nickel, or one of its affiliates, with the approval of the Company’s public directors, purchased $80 million of the debentures, thereby maintaining its majority ownership position in the Company.
     In connection with the issuance of the debentures, the Company agreed to file a shelf registration statement with the Securities and Exchange Commission (SEC) for the resale of the debentures and the common stock issuable upon conversion of the debentures and to use reasonable best efforts to cause it to become effective, within an agreed-upon period. The Company also agreed to periodically update the shelf registration and to keep it effective until the earlier of (1) the date the debentures or the common stock issuable upon conversion of the debentures is eligible to be sold to the public pursuant to Rule 144 of the Securities Act or (2) the date on which there are no outstanding registrable securities. Management has evaluated the terms of the debentures, which include the call feature, redemption feature, and the conversion feature, under applicable accounting literature, including SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and concluded that none of these features should be separately accounted for as derivatives.
     In connection with the issuance of the debentures, the Company incurred $5.1 million of issuance costs, which primarily consisted of investment banking fees, legal and other professional fees. These costs are classified within Other Assets and are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders can require repurchase of the debentures, which is March 15, 2013. Amortization expense related to the issuance costs of the debentures was $0.3 million and $0.6 million for the three- and nine- month periods ended September 30, 2008, respectively, and the interest expense on the debentures was $0.9 million and $1.9 million for the three- and nine- month periods ended September 30, 2008, respectively. The Company made cash payments of $1.7 million for interest on the debentures during the three- and nine- month periods ended September 30, 2008.
     The Company used a portion of the proceeds of the debenture offering to retire $98.3 million of term debt and terminate a $40 million revolving credit line under its previous credit facility. Interest expense for the first nine months of 2008 includes approximately $2.2 million for the non-cash write-off of unamortized issuance costs on the prior facility. In conjunction with terminating the revolving credit line, the Company posted $20.7 million of restricted cash to collateralize stand-by letters of credit that remained outstanding under that facility.
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
     The Company evaluates performance and allocates resources based on income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands)	Mine	PGM	All
Three months ended September 30, 2008	Production	Recycling	Other	Total

Revenues	$72,567	$169,801	$6,342	$248,710
Depreciation and amortization	$18,952	$48	$—	$19,000
Interest income	$—	$2,149	$746	$2,895
Interest expense	$—	$1	$1,734	$1,735
Income (loss) before income taxes	$(6,436)	$19,518	$(13,791)	$(709)
Capital expenditures	$21,546	$68	$67	$21,681
Total assets	$521,621	$140,067	$197,358	$859,046

(in thousands)	Mine	PGM	All
Three months ended September 30, 2007	Production	Recycling	Other	Total

Revenues	$63,613	$94,075	$5,399	$163,087
Depreciation and amortization	$20,114	$32	$—	$20,146
Interest income	$—	$1,699	$1,258	$2,957
Interest expense	$—	$—	$2,931	$2,931
Income (loss) before income taxes	$(10,572)	$7,856	$(8,337)	$(11,053)
Capital expenditures	$22,292	$127	$16	$22,435
Total assets	$504,972	$81,975	$155,260	$742,207

(in thousands)	Mine	PGM	All
Nine months ended September 30, 2008	Production	Recycling	Other	Total

Revenues	$257,598	$364,432	$18,557	$640,587
Depreciation and amortization	$61,346	$144	$—	$61,490
Interest income	$—	$5,781	$3,125	$8,906
Interest expense	$—	$1	$7,992	$7,993
Income (loss) before income taxes	$21,501	$34,104	$(35,555)	$20,050
Capital expenditures	$62,689	$280	$315	$63,284
Total assets	$521,621	$140,067	$197,358	$859,046

(in thousands)	Mine	PGM	All
Nine months ended September 30, 2007	Production	Recycling	Other	Total

Revenues	$210,877	$247,977	$11,646	$470,500
Depreciation and amortization	$62,134	$84	$—	$62,218
Interest income	$—	$5,060	$3,883	$8,943
Interest expense	$—	$—	$8,507	$8,507
Income (loss) before income taxes	$(8,152)	$21,021	$(27,497)	$(14,628)
Capital expenditures	$62,410	$263	$171	$62,844
Total assets	$504,972	$81,975	$155,260	$742,207

Note 9 — Investments
     The cost, gross unrealized gains and losses, and fair value of available-for-sale investment securities by major security type and class of security at September 30, 2008 are as follows:

		Gross	Gross
		unrealized	unrealized	Fair
(in thousands)	Cost	gains	losses	market value
At September 30, 2008

Federal agency notes	$13,853	$—	$8	$13,845
Commercial paper	8,976	—	11	8,965
Mutual funds	529	—	86	443

Total	$23,358	$—	$105	$23,253

     The mutual funds included in the investment table above are included in other non-current assets on the balance sheet.
Note 10 — Inventories
     For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. In order to reflect inventory costs in excess of market values, the Company, during the three- month periods ended September 30, 2008 and 2007, reduced the aggregate inventory carrying value of certain components of its in-process and finished good inventories by $3.4 million and $3.7 million, respectively. During the nine- month periods ended September 2008 and 2007, the aggregate inventory carrying value was reduced by $3.4 million and $5.2 million, respectively.
     The costs of PGM inventories as of any date are determined based on combined production costs per ounce and include all inventoriable production costs, including direct labor, direct materials, depreciation and amortization and other overhead costs relating to mining and processing activities incurred as of such date.
     Inventories reflected in the accompanying balance sheets consisted of the following:

	September 30,	December 31,
(in thousands)	2008	2007
Metals inventory
Raw ore	$1,761	$1,061
Concentrate and in-process	39,988	36,933
Finished goods	102,350	62,933

	144,099	100,927
Materials and supplies	19,696	17,736

Total inventory	$163,795	$118,663

Note 11 — Earnings (Loss) per Common Share
     Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised and the Company’s convertible debt was converted. No adjustments were made to reported net income (loss) in the computation of basic earnings (loss) per share or diluted earnings (loss) per share for the three- and nine- month periods ended September 30, 2008 and 2007. The Company currently has only one class of equity shares outstanding.
     Outstanding options to purchase 1,027,130 shares of common stock were excluded from the computation of diluted earnings (loss) per share for the three month period ended September 30, 2008 because the Company reported a net loss and so the effect would have been antidilutive and inclusion of these options would have reduced the net loss per share. A total of 44,625 weighted shares of common stock were included in the computation of diluted earnings (loss) per share for the nine month period ended September 30, 2008. Outstanding options to purchase 851,541 of weighted shares of common stock were excluded from the computation of diluted earnings (loss) per share for the nine- month period ended September 30, 2008 because the market price was lower than the exercise price, and therefore the effect would have been antidilutive. Outstanding options for the three- month and nine- month periods ended September 30, 2007 excluded from the computation of diluted earnings (loss) per share were 1,122,024 and 1,057,839, respectively, because the Company reported losses in both periods and so the effect would have been antidilutive and inclusion of these options would have reduced the net loss per share.
     Outstanding nonvested shares of 894,732 were excluded from the computation of diluted earnings (loss) per share for the three-month period ended September 30, 2008 because the Company reported a net loss and inclusion of any of these nonvested shares would have reduced the net loss per share amounts. Outstanding nonvested shares of 265,968 were included in the computation of diluted earnings (loss) per share for the nine- month period ended September 30, 2008. Outstanding nonvested shares of 164,926 and 291,614 were excluded from the computation of diluted earnings (loss) per share for the three- month and nine- month periods ended September 30, 2007, respectively, because the Company reported a net loss in both periods and inclusion of any of these nonvested shares would have reduced the net loss per share amounts.
     All 7.72 million shares of common stock applicable to the outstanding convertible debentures were excluded from the computation of diluted weighted average shares for the three- and nine- month periods ended September 30, 2008 because the net effect of assuming all the debentures were converted would have been antidilutive.
Note 12 — Regulations and Compliance
     On May 20, 2006, new federal regulations went into effect that as of May 20, 2008, tightened the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners from the prior level of 308 μg/m3 of elemental carbon to the new limit of 160 μg/m3 of total carbon. The Company utilizes a significant number of diesel-powered vehicles in its underground mining operations. It is not yet clear if appropriate measurement methods and emission control standards exist that will ensure compliance with this new standard in the Company’s mining environment. The Company is aggressively utilizing existing and exploring alternative technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with the Mine Safety and Health Administration (MSHA), the National Institute for Occupational Safety and Health (NIOSH) and various other companies in the mining industry to share best practices and compliance strategies. The Company’s compliance efforts in this area include using catalytic converters and DPM filters, cleaner-burning biodiesel fuel blends, replacing a portion of its underground equipment fleet with battery-powered units, and experimenting with other emerging emission control technologies. While the initial results in each case are promising and the Company believes that MSHA will continue to support these efforts, in the absence of full compliance there can be no assurance that the Company will not be held in violation of the standard and be subject to an MSHA enforcement action.
     MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated. The Company was granted a special one-year extension of time to comply with the new DPM standards in certain areas of its Stillwater Mine, subject to specified conditions; this extension is scheduled to expire on November 28, 2008. On October 3, 2008, the Company applied for an additional one year special extension to the extension that was granted to the Stillwater Mine on November 28, 2007, following the requirements of MSHA regulations. The Company continues to comply with the conditions outlined in the special extension granted on November 28, 2007. The East Boulder Mine also has obtained a one-year extension applicable to certain areas of the mine, also for a period of one year commencing on May 21, 2008, subject to specified conditions being met during the period of the special extension. The Company continues to comply with the conditions outlined in the special extension granted on May 21, 2008.

Note 13 — Fair Value Measurements
     The Company adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008, for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 had no material effect on the Company’s financial condition, results of operations or cash flows.
     SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy within SFAS No. 157 distinguishes among three levels of inputs that may be utilized when measuring fair value: Level 1 inputs (using quoted prices in active markets for identical assets or liabilities), Level 2 inputs (using external inputs other than level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and Level 3 inputs (unobservable inputs supported by little or no market activity and based on internal assumptions used to measure assets and liabilities). The classification of each financial asset or liability within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     Financial assets and liabilities measured at fair value on a recurring basis at September 30, 2008, consisted of the following:

	Fair Value Measurements
(in thousands)	Total	Level I	Level 2	Level 3
Mutual funds	$443	$—	$443	$—
Investments	$22,810	$—	$22,810	$—
Long-term investments	$1,475	$—	$1,475	$—
     The fair value of mutual funds and investments, consisting of federal agency notes and commercial paper, is based on market prices which are readily available. The Company’s long-term investments are carried on the balance sheet at cost. As of September 30, 2008, the Company determined that its long-term investments, representing equity holdings in two exploration companies, were other than temporarily impaired and recorded a write-down of $3.0 million. Unrealized gains or losses on mutual funds and investments are recorded in accumulated other comprehensive income (loss).
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This commentary provides management’s perspective and analysis regarding the financial and operating performance of Stillwater Mining Company for the three- and nine- month periods ended September 30, 2008, and management’s general assessment of developments subsequent to September 30, 2008, in its primary markets. It should be read in conjunction with the financial statements included in this quarterly report, in the Company’s March 31, 2008 and June 30, 2008 Quarterly Reports on Form 10-Q and in the Company’s 2007 Annual Report on Form 10-K.
Overview
     Stillwater Mining Company extracts, processes, refines and markets palladium, platinum and minor amounts of other metals from the J-M Reef, an extensive trend of Platinum Group Metal (PGM) mineralization located in Stillwater and Sweet Grass Counties in south central Montana. The Company operates two mines, Stillwater Mine and East Boulder Mine, within the J-M Reef, each with substantial underground operations and a supporting surface mill and concentrator. The Company also operates smelting and base-metal refining facilities in Columbus, Montana. Concentrates produced at the two mines are transported to the smelter and refinery where they are further processed into a PGM filter cake that is sent to third-party refiners for final processing. All finished palladium and about 70% of the platinum produced from mining is sold under contracts with Ford Motor Company and

General Motors Corporation for use in automotive catalytic converters. These contracts include floor and, in some cases, ceiling prices on palladium and platinum.
     The Company also recycles spent catalyst materials through its processing facilities in Columbus, Montana, recovering palladium, platinum and rhodium from these materials. The Company has agreements in place to purchase spent automotive catalyst from third-party collectors, and also processes material owned by others under toll processing arrangements. Recycling volumes fed into the Company’s processing facilities during the third quarter of 2008 totaled 126,100 ounces, a 27.9% increase from the 98,600 ounces processed in the third quarter of 2007. For the first nine months of 2008, recycling volumes fed to the smelter totaled 319,100 ounces as compared to 278,600 ounces in 2007, a 14.5% increase. While higher processed volumes and increased average realized prices for PGMs during the first nine months of 2008 benefited recycling earnings, they also resulted in a substantial increase in the Company’s in-process inventories and other working capital. The working capital requirement for recycling, comprised of working inventories and associated advances, was approximately $138.2 million at September 30, 2008, up from approximately $83.7 million at the end of 2007.
     The Company reported a net loss for third quarter 2008 of $0.3 million, or less than $0.01 per diluted share, on revenues of $248.7 million. This compares to a net loss of $11.1 million, or $0.12 per diluted share on revenues of $163.1 million in the third quarter of 2007. For nine months year to date in 2008, the Company’s reported net income was $20.1 million, compared to a reported net loss of $14.6 million in the first nine months of 2007. The improved financial performance in the third quarter and first nine months of 2008 was attributable to higher average market prices for PGMs and, to a lesser extent, higher recycling volumes processed for sale. Platinum realizations were constrained in both periods by a contractual ceiling price of $850 per ounce on 14% of the platinum ounces sold from mine production and by platinum forward sales entered into in earlier years at prices well below the market price at the time they were settled. The last of these forward sales matured at June 30, 2008, so they had no effect on the third quarter of 2008. However, the third quarter of 2008 also included $6.4 million of unusual expense for write-downs of product inventories and long-term investments, driven mostly by the recent decline in realizable prices for PGMs and in prices for equities.
     Including these constraints and the benefit of higher market prices, the Company’s average realized price for mined platinum in the third quarter of 2008 was $1,569 per ounce, up from $950 per ounce in the third quarter of 2007. Palladium prices remained above the minimum floor prices in the automotive contracts through the second quarter of 2008, but during the 2008 third quarter the Company benefited increasingly from these floor prices as palladium prices declined. Overall, the average realization on palladium sales from mine production, including the benefit of the floor prices, increased slightly to $409 per ounce in this year’s third quarter from the $383 per ounce reported in the same period last year.
     As noted above, the last of the Company’s forward sales commitments on mined platinum settled at June 30, 2008. The Company’s board of directors may consider authorizing forward sales commitments on mine production in the future as circumstances warrant but does not have any current intention of doing so at this time. During the third quarter of 2007, the losses recognized upon settlement of these financially settled forward contracts reduced the Company’s reported revenues by $7.2 million. Through the first nine months, these hedges reduced reported revenues by $12.8 million in 2008 and $22.5 million in 2007.
     Despite the higher market prices for PGMs in the third quarter of 2008 and the associated earnings improvement, several factors continued to constrain financial performance. Mine production of about 36,000 ounces at the East Boulder Mine and about 84,000 ounces at the Stillwater Mine was below expectations at both mines. While various factors contributed to the production shortfalls during the quarter, shortages of experienced miners with appropriate skill sets and logistical issues underground were key issues that continued to constrain planned ramp ups in ore production. Stillwater Mine is now implementing some process changes that should improve mining efficiency and better coordinate activities within the mine. Similar efforts to increase production are getting under way at East Boulder Mine. In addition to the various operational challenges, during the first nine months of 2008 costs rose significantly at both mines for some critical supplies, including diesel fuel and electric power.
     As reported last quarter, the membership of USW Local 11-0001, which represents union employees at the East Boulder Mine, ratified a new four-year labor agreement on July 8, 2008, without experiencing any labor interruption. The new agreement provides for 4% annual wage increases for the represented workforce and modifies some provisions of the bonus structure at the mine. The Company’s current labor agreements are slated to expire on July 1, 2011, for represented employees at the Stillwater Mine and Columbus processing facilities, and on July 1, 2012, at the East Boulder Mine.
     The Company’s guidance regarding mine production for 2008 was adjusted downward in the Company’s second-quarter reporting to between 515,000 and 525,000 ounces, off from the 550,000 to 565,000 ounce guidance provided initially for 2008. At the same time, 2008 capital spending guidance was reduced to $100 million from $110 million, and guidance for projected average total cash costs per ounce, a non-GAAP measure (defined later), for 2008 was increased to a range of $380 to $395 per ounce, about $25 per ounce higher than the Company’s initial 2008 guidance. However, as a result of the recent sharp downturn in platinum and palladium prices management is reviewing its mining activities with a view to making recommendations to the Board of Directors for their consideration.
     The focus of management’s analysis is to identify specific mining areas that may be uneconomic at current PGM prices, opportunities to defer or reduce capital and operating expenditures, and other cash conservation measures. Once this review is completed, the Company expects to implement recommended changes as soon as possible. The Company will provide more specific market guidance regarding the effect of any proposed changes once these recommendations are finalized.
     One potential significant consequence of much lower commodity prices is reduced competition industry-wide for skilled miners. With the closure or suspension of operations at several mines in North America beginning late in this year’s third quarter, the Company has seen a slight increase in the availability of experienced miners. If this trend continues the shortage of skilled miners could be less of an issue for the Company in the immediate future.
     The Company’s balance of cash and cash equivalents (excluding restricted cash) was $106.2 million at September 30, 2008, up from $100.8 million at June 30, 2008, and $61.4 million at the end of 2007. Including the Company’s available-for-sale investments, the Company’s total available liquidity at September 30, 2008, was $129.0 million, up $26.2 million from $102.8 million at the end of the second quarter of 2008. This increase in liquidity was driven mostly by the effect of lower PGM prices on working capital requirements, particularly for the recycling business. Recycling working capital, comprised of product inventories and advances, had grown significantly earlier in the year as a result of growth in recycling throughput volumes and higher PGM prices. As of June 30, 2008, recycling working capital had reached a total of $172.8 million. As prices have come down recently, the cost of acquiring recycling material also has dropped, freeing up some of the working capital in inventory. At September 30, 2008, the recycling working capital balance had declined to $138.2 million.
The Uncertain Economic Environment; Ongoing Strategic Initiatives and Risks
     During the third quarter of 2008, financial and commodities markets worldwide experienced a sharp deterioration in available liquidity and steep declines in market prices that have contributed to a major international economic contraction. While the Company has always been subject to swings in metals prices and at times has sought to hedge its positions, the recent price declines have been both dramatic and accelerated. The situation has continued to worsen in the fourth quarter of 2008. As of the date of this report, platinum and palladium prices have declined by more than 60% from the peaks they reached earlier this year and currently are at levels last seen in mid-2005.
     The Company is not immune to these global effects. The financial market turmoil, a slowing worldwide economy and the substantially reduced demand in the automotive industry have affected metals prices. In addition, possible mergers within the automotive industry or the potential downsizing or bankruptcy of automobile manufacturers who are customers of the Company may have further negative effects on the Company, including the possible loss of contracts containing floor pricing.
     The price decline in PGMs coincides with the general sharp fall in all commodity prices. It has been driven in part by reduced automotive demand, particularly in the U.S. and Western Europe, as well as through the unwinding of commodity positions in order to generate liquidity and to cover short positions.

Moreover, in the case of palladium, Swiss inventory statistics for September 2008 indicate the Russian government exported about one million ounces of palladium during the month, apparently ending a 21-month hiatus from such major sales. A shortage of active buyers in the metal markets to help absorb the selling pressure has created something of a vacuum that has pulled PGM and most other commodity prices down to the current unrealistic levels, which in many cases are below their indicated marginal cost of production.
     Prices below marginal production costs cannot be sustained over the long term. However, not knowing how long current market conditions will last, the Company has little choice at this time but to realign operations in response to the changed environment and structure operations in line with lower PGM prices. At recent prices, the Company is realizing an average of just under $500 per mined PGM ounce, which is below the cost of production — thus the need to realign operations and conserve cash.
     The Company’s liquidity position is good at this time, with approximately $129 million of cash and short-term investments at the end of the third quarter. Additional cash is expected to come out of recycling working capital as lower metals prices reduce the cash requirement in recycling inventory over the next few months. Management is reviewing a number of steps to conserve cash and rationalize spending in the present environment. The Company does not currently have a revolving credit facility or other backup liquidity arrangement in place. While the Company has discussed such a facility with various potential lenders, it is unlikely that the Company will be able to secure any significant financing line with acceptable terms in the present economic climate.
     In view of the economic situation, the Company has undertaken a wide-ranging review of its capital and operating requirements in an effort to develop a plan to bring cash costs in line with current market conditions. This effort is not yet complete. Upon completion of its review and consideration by the Board, the Company intends to issue a statement providing further details of its plans.
     The current economic environment presents a number of risks for the Company. While the Company is developing a plan to align its operations with current metals prices, there can be no assurance that the Company will be successful in devising and fully implementing such a plan. Further, even if the plan is successfully implemented, metals prices may continue to erode, putting further pressure on earnings and cash flows. In the present climate, credit issues also create risks. Despite the Company’s good liquidity position at the current time, Moody’s Investors Service recently downgraded the Company’s corporate family rating by one level. Several of the Company’s key suppliers and customers, including Ford and General Motors, are struggling with credit issues. Should their financial condition deteriorate further, advances to suppliers, contractual floor prices under the automotive contracts and the collectability of accounts receivable could be placed in jeopardy. The Company is monitoring these risks closely. During the third quarter 2008, the Company continued its emphasis on three major strategic areas of focus, as outlined below. The resources allocated to these strategies are likely to be reduced in conjunction with the market shifts described above, but directionally management will continue to pursue these strategies. In general, the effect of the current market turmoil will be to reduce the level of corporate resources dedicated to these strategies until a clearer sense of the future direction of the markets emerges.
     In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has evaluated its assets for impairment at September 30, 2008. Because of the volatility in the prices for its primary products, the Company evaluates impairment using historical pricing trends or third-party projections of future prices rather than prices at a point in time, as an indicator of longer-term future prices. This process involves management judgment. The Company has concluded, based on this methodology, that the carrying value of the Company’s assets at September 30, 2008, is likely to be fully recoverable and so is not impaired. However, should structural changes occur that would indicate longer-term weakness in platinum and palladium markets, the Company’s assets could be determined to be impaired in the future.

     The recent market turmoil will reduce the profitability of the Company’s recycling business, as well. Not only will the lower prices reduce profit margins, but the volumes of recycling material available to the Company as PGM prices fall, appear to be declining as well. Amounts advanced to suppliers in the course of this business may be collected more slowly as volumes decline, and in the worst case could become uncollectible. Moreover, to minimize price risk, the Company hedges its recycling positions with well established counterparties at the time recycling materials are purchased from third parties. Credit available to the Company for the hedging requirements may be constrained if the current tight credit markets continue. Thus, in the current economic environment the Company anticipates that the year to date success enjoyed in the recycling business will be reduced, diminishing its ability to compensate for the impact of lower prices on mine operations.
1. Transformation of Mining Methods to Increase Mining Efficiency
     The Company normally defines mining efficiency in terms of total cash costs per ounce of PGMs extracted. Mining efficiency, then, is affected by the total cost of labor and materials incurred in mining and processing ore and by net PGM production. In general, lowering costs or increasing net production per hour worked will benefit mining efficiency. Labor and materials costs are influenced by the mix of mining methods used, by the type and volume of equipment employed in the mines, by the effectiveness of mine planning and by the state of general economic conditions. Total ore tons mined, the grade of the extracted ore, and metallurgical recovery percentages drive the Company’s net palladium and platinum production.
     The Company continued its transition toward more selective mining methods in the third quarter of 2008. The anticipated benefits of applying more selective mining methods include higher realized ore grades and access to previously uneconomic mineralized material, significant reductions in both waste material mined and in overall development requirements, less spending on capital equipment purchases and maintenance, and so lower capital and operating costs per ounce of production.
     At the East Boulder Mine, which prior to 2006 used highly mechanized sublevel extraction almost exclusively, approximately 63% of the material fed to the concentrator during the third quarter of 2008 was mined using selective mining methods. At the Stillwater Mine, which first introduced selective mining methods in the Upper West area of the mine at the beginning of 2007, approximately 89% of the mined tons fed to the mill in the 2008 third quarter were extracted using selective mining methods. As already noted, the Company’s objective in this transition is to tailor the mining method used in each mining area to best fit the economics of that area.
     Manpower constraints related to the availability of highly skilled and more seasoned miners have limited the Company’s ability to take full advantage of selective methods to date. Consequently, the mine transformation effort has been very dependent upon the Company’s new-miner training program. Efforts to maintain or increase production rates and to utilize more selective mining methods depend upon the availability and retention of enough trained miners. The Company is developing a portion of the required workforce through its miner training program, which attracts new miner trainees primarily from local communities. In addition, the Company is continuing its efforts to hire more experienced miners, both locally and from other mining districts. While the Company’s rate of employee attrition has declined in recent weeks and opportunities to hire experienced miners are opening up, it is likely that the need to hire additional skilled manpower will continue in the near future. This is directly related to the changing PGM price environment and subsequent adjustments to production rates currently under review.
     The Company’s highest operating priority is the safety of its employees. Safety reportable incident rates in the third quarter and first nine months of 2008 remained very favorable compared to national averages for metals and mining; however, efforts continue to drive the incident rates toward zero.
     The Company has concluded that in order to mine efficiently, at any point in time each mine needs at least 40 months of proven reserves developed ahead and ready to be mined. At current production rates, the Stillwater Mine now is close to that level, while the East Boulder Mine is still short of that goal. The Company has been investing in mine development at a somewhat higher rate than would be necessary just to sustain the existing level of proven reserves, in order to build toward the minimum 40 month objective. However, as mentioned above, in light of recent PGM prices capital development expenditures are likely to be deferred for a time as part of the Company’s realigned operating and capital plan, although the full extent of these deferrals is not yet known. Capital spending of $21.7 million in the 2008 third quarter included infrastructure and mine development investment of $10.6 million at the Stillwater Mine and $5.8 million at the East Boulder Mine. Year-to-date, such supporting investment totals $36.4 million at Stillwater Mine and $15.8 million at East Boulder Mine.
     For the three- and nine- month periods ended September 30, 2008, total primary development at the Company’s two mines totaled approximately 10,069 and 27,869 feet, respectively, while definitional drilling for the three- and nine- month periods ended September 30, 2008, totaled approximately 117,000 and 403,000 feet, respectively. Both primary development footage and definitional drilling were modestly short of plan in the third quarter and first nine months of 2008, although they kept pace with reduced production levels.
     Mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. The average ore grade realized at the Stillwater Mine was 0.53 ounces and 0.55 ounces per ton during the three- and nine- month periods ended September 30, 2008, respectively. For the comparable periods of 2007, the average ore grades were 0.64 ounces and 0.60 ounces per ton, respectively. At the East Boulder Mine the average ore grade realized during the three- and nine- month periods ended September 30, 2008 was about 0.41 ounces and 0.42 ounces per ton, respectively. During the same three- and nine- month periods of 2007, the corresponding ore grade at East Boulder Mine was 0.37 ounces and 0.38 ounces per ton, respectively.
     Ore production at the Stillwater Mine averaged 1,874 and 1,818 tons of ore per day during the third quarter and the first nine months of 2008, respectively; this compares to an average of 1,573 tons produced during the third quarter of 2007 and 1,761 tons of ore per day during the first nine months of 2007. This level of mine production in both 2007 and 2008 reflects in part the mine’s continuing challenges with hiring additional skilled and experienced miners as well as the time required to bring newer miners up to full productivity. The training effort is continuing satisfactorily, although the full benefits likely will only be realized progressively over time as the newer miners steadily gain experience. Management also continues its efforts to review and strengthen other operating and maintenance training programs within the mines and to hire experienced miners externally.
     The rate of ore and sub-grade reef production at the East Boulder Mine averaged 1,158 and 1,259 tons per day during the third quarter and the first nine months of 2008, respectively, compared to an average of 1,428 and 1,501 tons per day during the third quarter and first nine months of 2007, respectively. Because East Boulder Mine has excess mill capacity, the mine processes sub-grade material to the extent economics and mill availability justify doing so. Ore production in the third quarter and the first nine months of 2008 included 1,001 tons and 1,061 tons per day, respectively, at average grades of 0.41 ounces and 0.42 ounces per ton, respectively, along with about 157 tons and 198 tons per day, respectively, of sub-grade material not included in ore reserves at average respective grades of 0.20 ounces and 0.18 ounces per ton, respectively, resulting in combined effective grades of 0.38 ounces and 0.39 ounces per ton, respectively. For the third quarter and first nine months of 2007, the combined effective grade at East Boulder Mine was 0.37 ounces and 0.38 ounces per ton, respectively. The lower production tonnages at East Boulder Mine in the third quarter of 2008 as compared to the corresponding quarter of 2007 stemmed from significant manpower constraints and the transition in mining methods.
     During the third quarter and first nine months of 2008, the Company’s mining operations produced a total of 92,500 and 289,100 ounces of palladium and 27,500 and 86,100 ounces of platinum, respectively. For the same periods in 2007, the mines produced 98,700 and 312,200 ounces of palladium and 29,900 and 93,600 ounces of platinum, respectively.
     During the third quarter, the Company continued its general effort to improve mining efficiency by identifying opportunities to reduce costs or employ assets more efficiently. Third quarter efforts focused on the production and planning areas as well as examining management of materials and supplies inventories and implementing new computer functionality in several areas. By utilizing a cross functional “team based” approach, the process has benefited from various different perspectives within the workforce.

2. Market Development
     Most of the Company’s efforts in recent years to develop and broaden markets for palladium have been directed through the Palladium Alliance International (the “PAI”), a trade organization established for that purpose in early 2006. The PAI’s principal goals include establishing palladium’s jewelry market presence as a specific elegant brand of precious metal, distinct from platinum and white gold, and instituting a system of standards for use of the palladium brand that emphasize palladium’s rarity and value. The PAI is dedicated to nurturing palladium’s jewelry role and building demand by sponsoring technical articles in jewelry trade publications illustrating methods of fabricating palladium jewelry, providing a website with information on palladium suppliers and retailers (www.luxurypalladium.com), organizing presentations at industry trade shows and supporting targeted image advertising in critical jewelry markets.
     During the third quarter 2008 the PAI, the International Platinum Group Metals Association and others in the industry have collaborated in efforts to establish a clear and specific brand position for palladium in jewelry. This effort, undertaken in partnership with jewelry designers, manufacturers and retailers, is intended to achieve a sustainable market with future growth potential for palladium.
3. Growth and Diversification
     The Company continually reviews opportunities to diversify its mining and processing operations. This is a multi-faceted effort.
     The Company’s recycling operations have expanded substantially over the past several years, reducing the degree of financial dependence solely on performance of the Company’s mines in each period. Construction of a second smelter furnace is well along within the Columbus processing facilities; the new furnace will accommodate expansion of both mining production and recycling volumes over the next several years, as well as, potentially improving metal recoveries and reducing process risk. Completion of the furnace project is now expected in early 2009.
     The Company has invested in two small exploration companies that target PGMs and other precious metals. The first of these, Pacific North West Capital Corp., is a Canadian exploration company with a portfolio of several prospective PGM opportunities; the Company currently is participating financially in an exploration effort at Good News Bay in Alaska led by this company. The other company is Benton Resource Corp., another Canadian exploration company with an attractive resource position in the Goodchild project, a nickel-PGM target north of Marathon, Ontario, Canada, as well as several other areas of interest.
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
     MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated. The Company was granted a special one-year extension of time to comply with the new DPM standards in certain areas of its Stillwater Mine, subject to specified conditions; this extension is scheduled to expire on November 28, 2008. On October 3, 2008, the Company applied for an additional one year special extension to the extension that was granted to the Stillwater Mine on November 28, 2007, following the requirements of MSHA regulations. The Company continues to comply with the conditions outlined in the special extension granted on November 28, 2007. The East Boulder Mine also has obtained a one-year extension applicable to certain areas of the mine, also for a period of one year commencing on May 21, 2008, subject to specified conditions being met during the period of the special extension. The Company continues to comply with the conditions outlined in the special extension granted on May 21, 2008.
PGM Recycling
     Palladium, platinum and rhodium contained in spent catalytic converter materials are purchased from third-party suppliers or received under tolling agreements and are processed by the Company through its metallurgical complex. A sampling facility crushes and samples the spent catalysts prior to their being blended for smelting in the electric furnace. The spent catalytic material is sourced by third parties, primarily from automobile repair shops and automobile yards that disassemble old cars for the recycling of their parts. The Company also regularly processes spent PGM catalysts from petroleum refineries, normally on a tolling basis.
     Recycling activity has expanded significantly in the last five years. During the 2008 third quarter, the Company processed recycled materials at a rate of 22.2 tons per day, up from 15.5 tons per day in the third quarter of 2007. During the first nine months of this year, the Company processed recycled materials at a rate of 18.8 tons per day, up from 16.4 tons per day in the first nine months of 2007.
     Revenues from PGM recycling were $169.8 million and $364.4 million for the three- and nine- month periods ended September 30, 2008, respectively, compared to $94.1 million and $248.0 million in revenue for the same periods in 2007, respectively. This revenue increase reflects both the higher catalyst volumes processed and higher underlying PGM prices in 2008 compared to 2007.
     The net income contribution from recycling, including financing benefits, was $19.5 million in the third quarter and $34.1 million in the first nine months of 2008. For the comparable periods of 2007, recycling earnings were $7.9 million and $21.0 million, respectively.
Other Debt Matters
     As discussed in Note 7 to the Company’s September 30, 2008, financial statements, on March 12, 2008, the Company issued $181.5 million of 1.875% debentures due March 15, 2028. The initial conversion price on these debentures is $23.51 per share, representing the potential for 7.72 million additional common shares outstanding if fully converted. MMC Norilsk Nickel, or one of its affiliates, with the approval of the Company’s public directors, purchased $80 million of the debentures, thereby maintaining their majority ownership position in the Company. The Company used the proceeds from this offering to retire the remaining $98.3 million outstanding balance on its term loan and to provide $20.7 million of cash collateral for standby letters of credit previously supported by the associated revolving credit facility. During 2008, the Company has utilized some of the remaining proceeds to fund growth in its recycling business.
     At September 30, 2008, the Company had posted surety bonds with the State of Montana totaling $15.2 million and had obtained a $7.5 million letter of credit to satisfy the current $22.7 million of financial guarantees provided to the regulatory agencies. The state is currently in the process of finalizing an updated environmental impact statement and is expected to require a substantial increase in these financial guarantees. The Company has adequate financial resources to meet these increased obligations.
Results of Operations
     The Company reported a net loss of $0.3 million for the third quarter of 2008 compared to a net loss of $11.1 million for the third quarter of 2007. The third quarter of 2008 benefited from higher sales realizations, driven both by higher PGM market prices and by the absence of platinum hedged forward at prices unfavorable to the current market price. Strong recycling earnings also contributed to the 2008 third quarter performance. However, the third quarter of 2008 also included $6.4 million of unusual expense for write-downs of product inventories and long-term investments, driven mostly by the recent decline in realizable prices for PGMs and in prices for equities.
     Segment earnings from recycling (including associated financing income) increased sharply quarter-on-quarter, growing to $19.5 million in the 2008 third quarter from $7.9 million in the same period in 2007, as costs in inventory were averaged down by the declining PGM prices during the 2008 quarter. Recycled ounces sold increased to 84,300 ounces in the third quarter of this year from about 70,300 ounces in the third quarter of 2007.
     During periods of decreasing PGM prices, the Company’s recycling business experiences inventory timing effects that average down the costs of metals sold, increasing reported margins on these sales. (The opposite is true in periods of rising PGM prices). Margins from mining operations showed a net loss of $6.4 million in the third quarter 2008 compared to a loss of $10.6 million in the third quarter 2007, as the higher PGM prices in 2008 were able to somewhat offset the quarter’s lower sales volumes and higher operating costs.
     Corporate marketing, general and administrative costs increased to $12.9 million in the 2008 third quarter from $6.8 million in the 2007 third quarter. Net financing expenses, excluding recycling, were $1.0 million in this year’s third quarter, down from $1.7 million in the same period last year, mostly reflecting the benefit of lower interest rates on the convertible debenture offering.

Three- month period ended September 30, 2008 compared to the three- month period ended September 30, 2007.
     Revenues Total revenues increased by 52.5% to $248.7 million for the third quarter of 2008 compared to $163.1 million for the third quarter of 2007. The following table illustrates the key factors affecting revenues in each period:
SALES AND PRICE DATA

	Three months ended
	September 30,		Increase/	Percentage
(in thousands, except for average prices)	2008	2007	(Decrease)	Change
Revenues	$248,710	$163,087	$85,623	53%

Ounces Sold
Mine production:
Palladium (oz.)	88	102	(14)	(14%)
Platinum (oz.)	23	26	(3)	(12%)

Total	111	128	(17)	(13%)

Other PGM Activities: (3)
Palladium (oz.)	50	44	6	14%
Platinum (oz.)	42	35	7	20%
Rhodium (oz.)	8	6	2	33%

Total	100	85	15	18%

By-products from Mining: (4)
Rhodium (oz.)	—	1	(1)	(100%)
Gold (oz.)	2	2	—	—
Silver (oz.)	2	2	—	—
Copper (lb.)	213	216	(3)	(1%)
Nickel (lb.)	187	303	(116)	(38%)

Average realized price per ounce (1)
Mine Production:
Palladium ($/oz.)	$409	$383	$26	7%
Platinum ($/oz.)	$1,569	$950	$619	65%
Combined ($/oz.) (2)	$652	$499	$153	31%

Other PGM Activities: (3)
Palladium ($/oz.)	$423	$361	$62	17%
Platinum ($/oz.)	$2,018	$1,292	$726	56%
Rhodium ($/oz.)	$9,097	$5,913	$3,184	54%

By-products from mining: (4)
Rhodium ($/oz.)	$4,596	$6,142	$(1,546)	(25%)
Gold ($/oz.)	$852	$699	$153	22%
Silver ($/oz.)	$13	$13	$—	—
Copper ($/lb.)	$3.25	$4.21	$(0.96)	(23%)
Nickel ($/lb.)	$8.84	$14.25	$(5.41)	(38%)

Average market price per ounce (2)
Palladium ($/oz.)	$332	$348	$(16)	(5%)
Platinum ($/oz.)	$1,546	$1,291	$255	20%
Combined ($/oz.) (2)	$586	$541	$45	8%

(1)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average of the daily London Metals Exchange PM Fix for the actual months of the period.

(2)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(3)	Ounces sold and average realized price per ounce from other PGM activities relate to ounces produced from processing of catalyst materials and ounces purchased in the open market for resale.

(4)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

     Net revenues from sales of mine production were $72.6 million in the third quarter of 2008, compared to $63.6 million for the same period in 2007, a 14.2% increase. Reported mining revenues in the third quarter of 2007 were net of hedging losses on forward sales of platinum of $7.2 million on 23,500 ounces hedged. The 2008 increase in mine production revenues reflects higher average realized prices, which along with the 2007 hedging loss more than offset the effect of lower sales volumes. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $652 per ounce in the third quarter of 2008, compared to $499 per ounce in the same quarter of 2007. The total quantity of mined metals sold decreased by 12.6% to approximately 111,400 ounces in the third quarter of 2008 compared to 127,500 ounces sold during the same time period in 2007.
     Revenues from PGM recycling grew by 80.5% between the third quarter of this year and the third quarter of 2007, increasing to $169.8 million in the third quarter of 2008 from $94.1 million for the same period in 2007. The increase in PGM recycling revenues is the result of volume growth and much higher prices realized for PGM sales in the 2008 third quarter as compared to 2007. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $2,008 per ounce in the third quarter of 2008, up 50.8% from $1,332 per ounce in the third quarter of last year. Recycled ounces sold increased to 84,300 ounces in the third quarter of this year from about 70,300 ounces in the third quarter of 2007.
     The Company also purchases PGMs for resale from time to time. During the third quarter of 2008, the Company recognized revenue of about $6.3 million on 15,400 ounces of palladium purchased in the open market and re-sold. In the third quarter of 2007, revenue from such sales totaled $5.4 million, also on 15,400 ounces of palladium purchased in the open market and re-sold.
     Costs of metals sold The Company’s total costs of metals sold (before depreciation, amortization, and corporate overhead) increased to about $218.7 million in the third quarter of 2008 from $147.3 million in the third quarter of 2007, a 48.5% increase. The higher cost in 2008 was driven primarily by higher acquisition costs for recycling material, based on the higher value of the contained metals, and to a lesser extent by higher costs for fuel and contracted services.
     The costs of metals sold from mine production totaled $60.1 million for the third quarter of 2008, compared to $54.1 million for the third quarter of 2007, an 11.1% increase. Most of the increase in 2008 was attributable to higher fuel costs and to outside contractor expense. In the third quarter of 2008, the Company recognized a $1.2 million lower-of-cost-or-market inventory adjustment to reflect a net realizable value of metals lower than cost of inventory. The Company recognized a corresponding inventory adjustment in the third quarter of 2007 of $3.7 million because the cost of metal in inventory exceeded net realizable metal values.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the third quarter of 2008 increased to $349 per ounce, compared to $346 per ounce in the third quarter of 2007. Higher materials and contractor costs in the 2008 period were offset by the benefit of strong recycling credits.
     The costs of metals sold from PGM recycling activities were $152.4 million in the third quarter of 2008, compared to $87.9 million in the third quarter of 2007, a 73.4% increase. Most of the increase is attributable to the much higher cost per ton to acquire recycling material as the value of the contained metals has increased. In the third quarter of 2008, the Company recognized a $2.2 million lower-of-cost-or-market inventory adjustment to reflect a net realizable value of metals lower than cost of inventory. The Company did not recognize a corresponding inventory adjustment in the third quarter of 2007.
     The costs of metals sold from the 15,400 ounces of palladium purchased for resale in the third quarter of 2008 was $6.3 million. In comparison, the cost to acquire 15,400 ounces of palladium in the third quarter of 2007 was $5.3 million. The increased cost was attributable to the higher palladium prices in 2008.
     Production During the third quarter of 2008, the Company’s mining operations produced 120,000 ounces of PGMs, including 92,500 and 27,500 ounces of palladium and platinum, respectively. This is 6.7% lower than the 128,600 ounces of PGMs produced in the third quarter of 2007, including 98,700 and 29,900 ounces of palladium and platinum, respectively. The lower production in the 2008 third quarter is mostly attributable to the continuing challenges with hiring additional manpower in a very tight mining industry labor market. Production at the Stillwater Mine decreased 1.9% to 83,800 ounces in the third quarter of 2008 from 85,400 ounces in the third quarter of 2007, while production at East Boulder Mine decreased by 16.2% to 36,200 ounces from 43,200 ounces in the same period last year. The Stillwater Mine shortfall was mostly attributable to lower ore grades in the specific stopes mined during the 2008 third quarter. The East Boulder Mine shortfall was primarily driven by a shortage of manpower and appropriate skill sets related to higher employee attrition and the challenge of transitioning to more selective mining methods.
     Marketing, general and administrative Total marketing, general and administrative expenses in the third quarter of 2008 were $12.9 million, compared to $6.8 million during the third quarter of 2007, a 79.4% increase. Third-quarter 2008 expenditures included exploration expense of $1.9 million, marketing expense of $1.2 million, largely in support of the Palladium Alliance International, and a write-down of $3.0 million on long-term investments representing equity holdings in two exploration companies. This compared to $0.5 million for exploration expense and $0.8 million for marketing in the same period of 2007.
     Interest income and expense Total interest income for the third quarter of 2008 decreased slightly to $2.9 million from $3.0 million in the corresponding quarter of 2007. This interest income included $2.1 million and $1.7 million of earned interest from the Company’s recycling operations in the three month periods ended September 30, 2008 and 2007, respectively. Interest expense in the third quarter of 2008 was $1.7 million, compared to $2.9 million for the same period in 2007, reflecting the lower rate of interest on the convertible debentures issued in 2008.
     Other comprehensive income (loss) In the third quarter of 2008, other comprehensive income (loss) included a total change in the fair value of available-for-sale investment securities and long-term mutual fund investments of $0.1 million. For the same period of 2007, other comprehensive income (loss) included a change in the fair value of available-for-sale investment securities and long-term mutual fund investments of $0.1 million and the change in fair value of derivatives of $3.8 million reduced by $7.2 million in hedging loss recognized in current earnings.

Nine- month period ended September 30, 2008 compared to the nine- month period ended September 30, 2007.
     Revenues Total revenues were $640.6 million for the first nine months of 2008, compared to $470.5 million for the same period of 2007, an increase of 36.2%. The following table illustrates the key factors affecting revenues in each period:
SALES AND PRICE DATA

	Nine months ended
	September 30,		Increase/	Percentage
(in thousands, except for average prices)	2008	2007	(Decrease)	Change
Revenues	$640,587	$470,500	$170,087	36%

Ounces Sold
Mine production:
Palladium (oz.)	297	327	(30)	(9%)
Platinum (oz.)	85	92	(7)	(8%)

Total	382	419	(37)	(9%)

Other PGM Activities: (3)
Palladium (oz.)	129	113	16	14%
Platinum (oz.)	100	94	6	6%
Rhodium (oz.)	18	18	—	—

Total	247	225	22	10%

By-products from Mining: (4)
Rhodium (oz.)	2	3	(1)	(33%)
Gold (oz.)	7	8	(1)	(13%)
Silver (oz.)	7	6	1	17%
Copper (lb.)	727	684	43	6%
Nickel (lb.)	709	870	(161)	(19%)

Average realized price per ounce (1)
Mine Production:
Palladium ($/oz.)	$424	$382	$42	11%
Platinum ($/oz.)	$1,553	$937	$616	66%
Combined ($/oz.) (2)	$675	$504	$171	34%

Other PGM Activities: (3)
Palladium ($/oz.)	$425	$351	$74	21%
Platinum ($/oz.)	$1,776	$1,228	$548	45%
Rhodium ($/oz.)	$8,168	$5,641	$2,527	45%

By-products from mining: (4)
Rhodium ($/oz.)	$8,263	$6,069	$2,194	36%
Gold ($/oz.)	$899	$671	$228	34%
Silver ($/oz.)	$16	$13	$3	23%
Copper ($/lb.)	$3.34	$3.31	$0.03	1%
Nickel ($/lb.)	$11.23	$17.98	$(6.75)	(38%)

Average market price per ounce (2)
Palladium ($/oz.)	$405	$355	$50	14%
Platinum ($/oz.)	$1,810	$1,256	$554	44%
Combined ($/oz.) (2)	$717	$551	$166	30%

(1)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average of the daily London Metals Exchange PM Fix for the actual months of the period.

(2)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(3)	Ounces sold and average realized price per ounce from other PGM activities relate to ounces produced from processing of catalyst materials and ounces purchased in the open market for resale.

(4)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

     Net revenues from sales of mine production were $257.6 million in the first nine months of 2008, compared to $210.9 million for the same period in 2007, a 22.1% increase. Reported revenues were net of hedging losses on forward sales of platinum of $12.8 million on 15,000 ounces hedged in the first nine months of 2008, and $22.5 million on 78,000 ounces hedged in the same period in 2007. The increase in mine production revenues reflects higher average realized prices in 2008, which more than offset the effect of lower sales volumes. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $675 per ounce in the first nine months of 2008, compared to $504 per ounce in the same period in 2007. The total quantity of mined metals sold decreased by 8.9% to 381,600 ounces in the first nine months of 2008 compared to 418,700 ounces sold during the same time period in 2007.
     Revenues from PGM recycling grew by 46.9% between the first nine months of 2008 and the same period in 2007, increasing to $364.4 million in the first nine months of 2008 from $248.0 million for the same period in 2007. This increase in revenues from PGM recycling resulted mostly from much higher prices realized for PGM sales through September in 2008 as compared to 2007. Quantity of recycled PGMs sold increased by 6.6% to 204,700 ounces in the first nine months of 2008 compared to 192,000 ounces in the first nine months of 2007. The combined average realized price for these metals (which include palladium, platinum and rhodium) increased significantly to $1,773 per ounce for the first nine months of 2008 from $1,284 per ounce for the first nine months of 2007.
     During the first three quarters of 2008, the Company recognized revenue of $18.6 million on 42,800 ounces of palladium purchased in the open market and re-sold. In the first nine months of 2007, revenue from such sales totaled $11.6 million on 33,400 ounces of palladium purchased in the open market and re-sold.
     Costs of metals sold Total costs of metals sold (before depreciation, amortization, and corporate overhead) increased to $529.1 million for the first nine months of 2008, compared to $400.6 million for the same period of 2007, a 32.1% increase. The higher cost in 2008 was driven primarily by higher acquisition costs for recycling material, based on the higher value of the contained metals, and to a lesser extent by higher costs for fuel and contracted services.
     The costs of metals sold from mine production were $174.6 million for the first nine months of 2008, compared to $157.1 million for the same period of 2007, an 11.1% increase. This increase primarily reflects higher mining costs during the first half of 2008. The Company recognized a $1.2 million lower-of-cost-or-market adjustment to reflect a realizable value of metals lower than cost in inventory for the nine- month period ended September 30, 2008, and a corresponding adjustment of $5.2 million was required for the first nine months of 2007.
     Total consolidated cash costs per ounce produced, a non-GAAP measure, in the first nine months of 2008 increased to $377 per ounce compared to $324 per ounce in the same period of 2007. Analysis of this difference between the two periods indicates that higher operating costs and lower mine production in the first nine months of 2008 both contributed to the increase.
     The costs of metals sold from PGM recycling activities were $336.0 million in the first nine months of 2008, compared to $231.9 million in the same period of 2007. Most of the increase is attributable to the higher cost per ton to acquire recycling material as the value of the contained metals has increased. The Company also recognized a $2.2 million lower-of-cost-or-market adjustment to reflect a realizable value of metals lower than cost in inventory for the nine- month period ended September 30, 2008. No corresponding adjustment was required for the first nine months of 2007.
     The costs of metals sold from the 42,800 ounces of palladium purchased for resale was $18.5 million in the first nine months of 2008. In comparison, the cost to acquire 33,400 ounces of palladium in the first nine months of 2007 was $11.5 million. The increased cost was primarily attributable to the increased higher palladium prices in 2008 and the larger quantity of palladium ounces purchased for resale in the first nine months of 2008.

     Production During the first nine months of 2008, the Company’s mining operations produced 375,200 ounces of PGMs, including 289,100 and 86,100 ounces of palladium and platinum, respectively. This compares with 405,800 ounces of PGMs in the first nine months of 2007, including 312,200 and 93,600 ounces of palladium and platinum, respectively, a 7.5% period-on-period decrease in total PGM production. The lower production in the first three quarters of 2008 is attributable to a continuing shortage of miners with the appropriate skill sets, particularly at the East Boulder Mine, and to logistical issues that are currently being addressed.
     The Stillwater Mine produced 257,200 ounces of PGMs in the first nine months of 2008, compared with 267,900 ounces of PGMs in the same period of 2007, a 4.0% decrease. The slightly lower production at the Stillwater Mine mostly reflected lower realized ore grades associated with the specific areas being mined in 2008. The East Boulder Mine produced 118,000 ounces of PGMs in the first nine months of 2008, compared with 137,900 ounces of PGMs for the same period of 2007, a 14.4% decrease, predominantly due to increased employee attrition and skills-set issues.
     Marketing, general and administrative Total marketing, general and administrative expenses in the first nine months of 2008 were $30.9 million, compared to $23.1 million during the same period of 2007. The increase was a result of higher professional fees and compensation costs, including amortization of deferred stock awards granted during the first six months of 2008. The Company has continued its marketing program in 2008, spending approximately $4.9 million for marketing purposes in the first nine months of 2008 compared to $4.0 million for the comparable period in 2007. Exploration expenses increased to $2.4 million in the first nine months of 2008, compared to $0.6 million in the same period of 2007. The Company also recognized a write-down of $3.0 million on long-term investments, representing equity holdings in two exploration companies, during the first nine months of 2008.
     Interest income and expense Total interest income for the first three quarters of 2008 and 2007 was $8.9 million. This interest income included $5.8 million and $5.1 million of earned interest from the Company’s recycling operations in the nine month periods ended September 30, 2008 and 2007, respectively. Interest expense in the first nine months of 2008 was $8.0 million, compared to $8.5 million for the same period in 2007. The first nine months of 2008 includes a write-off of unamortized financing costs of about $2.2 million.
     Other comprehensive income (loss) In the first nine months of 2008, other comprehensive loss included a change in the fair value of derivatives of $6.3 million offset by a reclassification to earnings of $12.8 million, for commodity hedging instruments. For the same period of 2007, other comprehensive loss included a change in value of $19.1 million for commodity instruments and a reclassification to earnings of $22.5 million. Other comprehensive loss also included a change in fair value of $0.6 million for available-for-sale securities and mutual fund investments for the first nine months of 2008. The corresponding change in fair value in the same period of 2007 was $0.4 million.
Liquidity and Capital Resources
     The Company’s cash and cash equivalents (excluding $26.1 million of restricted cash) totaled $106.2 million at September 30, 2008, up $44.8 million from December 31, 2007. Cash increased from the end of 2007 mainly due to additional cash raised during the first quarter of 2008 from the net proceeds of the convertible debenture offering, as well as from internal cash generation. Cash is up $5.4 million from the end of the second quarter of 2008 largely because of decreased working capital required for recycling materials as PGM prices have come down. Including the Company’s available-for-sale investments, the Company’s total available liquidity at September 30, 2008, was $129.0 million, up $26.2 million from $102.8 million at the end of the second quarter of 2008 and up $40.0 million from the end of 2007. Working capital constituting marketable inventories and advances thereon in the Company’s PGM recycling business totaled $138.2 million at the end of the third quarter of 2008, up significantly from $83.7 million at the beginning of the year, reflecting the effect of higher PGM prices and higher PGM volumes in inventory at September 30, 2008.
     The Company is in the process of spending a total of between $20 million and $25 million to construct a second smelting furnace at its processing facilities in Columbus, Montana, with anticipated commissioning of the furnace in the first quarter of 2009. The addition of the second furnace is intended to accommodate forecasted levels in processing volumes considering relatively flat mine output and growing volumes of recycled material. The second furnace will also mitigate an operational risk, as virtually all of the Company’s metal production is dependent on the availability of the smelter facility. Once the new smelter furnace is in place, the Company will need to take down the existing smelter furnace for about a month to replace its refractory brick lining. In the past the smelter simply stockpiled material during the rebricking and processed it following the outage; however, total throughput demand at the furnace has now increased to a level where that is no longer feasible. The second furnace may also allow for extending the residence time of matte in the furnace, which is expected to improve PGM furnace recoveries.
     Net cash provided by operating activities was $47.9 million in the third quarter of 2008 compared to net cash provided from operating activities of $31.0 million in the same period of 2007; the third quarter cash increase reflects strong cash generation from earnings, but also lower working capital in recycling inventories as PGM prices have declined. Capital expenditures were $21.7 million in the third quarter 2008 compared to $22.4 million in the third quarter of 2007. The Company is currently reviewing its capital expenditure programs for the fourth quarter of 2008 and year 2009.
Outstanding Debt
     Outstanding total debt at September 30, 2008 was $211.1 million. The Company’s total debt includes $181.5 million outstanding in the form of debentures due in 2028, $29.4 million of Exempt Facility Revenue Bonds due in 2020 and $0.2 million of Special Industrial Education Impact Revenue Bonds due in 2009. Besides its balance sheet debt, the Company also had obtained letters of credit in the amount of $25.6 million as partial surety for certain of its long-term reclamation obligations, self-insurance and contract performance guarantees, which are collateralized by $26.1 million of restricted cash.
Contractual Obligations
     The Company is obligated to make future payments under various debt and lease agreements, ad valorem taxes, and workers compensation and final reclamation commitments. The following table represents significant contractual cash obligations and other commercial commitments and the related interest payments as of September 30, 2008:

(in thousands)	2008(1)	2009	2010	2011	2012	Thereafter	Total
Convertible debentures	$—	$—	$—	$—	$—	$181,500	$181,500
Special Industrial Education Impact Revenue Bonds	98	97	—	—	—	—	195
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	75	303	303	303	298	497	1,779
Asset retirement obligations	—	—	—	—	—	73,770	73,770
Payments of interest	1,207	5,811	5,803	5,803	5,803	19,702	44,129
Other noncurrent liabilities	—	14,894	—	—	—	—	14,894

Total	$1,380	$21,105	$6,106	$6,106	$6,101	$305,469	$346,267

(1)	Amounts represent cash obligations for October — December 2008.
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
Derivative Instruments
     From time to time, the Company enters into arrangements using derivative financial instruments, including fixed forwards and financially settled forwards, to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue. The Company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value, and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, provides an exception for certain derivative transactions that meet the criteria for “normal purchases and normal sales” transactions. If the derivative transaction is designated as a hedge, and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income (loss) in the period the offsetting hedged transaction settles. The Company has in the past primarily used derivatives to hedge metal prices and interest rates. All of the Company’s remaining financially settled forwards associated with platinum sales from mined production have now been settled and therefore no unrealized gains or losses on outstanding derivatives associated with commodity instruments are reported as a component of accumulated other comprehensive income (loss) at September 30, 2008 (see Note 3 to the Company’s financial statements).
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at September 30, 2008, for the portion of the Company’s net deferred tax assets, which, more likely than not, will not be realized (see Note 5 to the Company’s financial statements).
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

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
OPERATING AND COST DATA FOR MINE PRODUCTION

Consolidated:
Ounces produced (000)
Palladium	93	99	289	312
Platinum	27	29	86	94

Total	120	128	375	406

Tons milled (000)	265	277	788	891
Mill head grade (ounce per ton)	0.49	0.51	0.50	0.50

Sub-grade tons milled (000) (1)	36	16	121	53
Sub-grade tons mill head grade (ounce per ton)	0.17	0.12	0.17	0.12

Total tons milled (000) (1)	301	293	909	944
Combined mill head grade (ounce per ton)	0.45	0.49	0.46	0.48
Total mill recovery (%)	89	91	90	91

Total operating costs per ounce (Non-GAAP) (2)	$296	$272	$304	$258
Total cash costs per ounce (Non-GAAP) (2)	$349	$346	$377	$324
Total production costs per ounce (Non-GAAP) (2)	$519	$506	$539	$478

Total operating costs per ton milled (Non-GAAP) (2)	$118	$120	$125	$111
Total cash costs per ton milled (Non-GAAP) (2)	$139	$152	$156	$139
Total production costs per ton milled (Non-GAAP) (2)	$207	$222	$223	$206

Stillwater Mine:
Ounces produced (000)
Palladium	65	65	197	205
Platinum	19	20	60	63

Total	84	85	257	268

Tons milled (000)	172	145	498	481
Mill head grade (ounce per ton)	0.53	0.64	0.55	0.60

Sub-grade tons milled (000) (1)	22	16	67	53
Sub-grade tons mill head grade (ounce per ton)	0.15	0.12	0.15	0.12

Total tons milled (000) (1)	194	161	565	534
Combined mill head grade (ounce per ton)	0.49	0.58	0.51	0.55
Total mill recovery (%)	89	92	90	92

Total operating costs per ounce (Non-GAAP) (2)	$280	$229	$281	$228
Total cash costs per ounce (Non-GAAP) (2)	$331	$299	$351	$293
Total production costs per ounce (Non-GAAP) (2)	$475	$431	$488	$424

Total operating costs per ton milled (Non-GAAP) (2)	$121	$121	$128	$114
Total cash costs per ton milled (Non-GAAP) (2)	$143	$159	$160	$147
Total production costs per ton milled (Non-GAAP) (2)	$205	$229	$222	$213

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
OPERATING AND COST DATA FOR MINE PRODUCTION (Continued)

East Boulder Mine:
Ounces produced (000)
Palladium	28	34	92	107
Platinum	8	9	26	31

Total	36	43	118	138

Tons milled (000)	93	132	290	410
Mill head grade (ounce per ton)	0.41	0.37	0.42	0.38

Sub-grade tons milled (000) (1)	14	—	54	—
Sub-grade tons mill head grade (ounce per ton)	0.20	—	0.18	—

Total tons milled (000) (1)	107	132	344	410
Combined mill head grade (ounce per ton)	0.38	0.37	0.39	0.38
Total mill recovery (%)	89	90	90	90

Total operating costs per ounce (Non-GAAP) (2)	$332	$359	$352	$317
Total cash costs per ounce (Non-GAAP) (2)	$392	$438	$432	$384
Total production costs per ounce (Non-GAAP) (2)	$622	$653	$653	$584

Total operating costs per ton milled (Non-GAAP) (2)	$112	$118	$121	$107
Total cash costs per ton milled (Non-GAAP) (2)	$132	$144	$148	$129
Total production costs per ton milled (Non-GAAP) (2)	$210	$214	$224	$196

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, where noted)	2008	2007	2008	2007
SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium (oz.)	88	102	297	327
Platinum (oz.)	23	26	85	92
Total	111	128	382	419

Other PGM activities: (5)
Palladium (oz.)	50	44	129	113
Platinum (oz.)	42	35	100	94
Rhodium (oz.)	8	6	18	18

Total	100	85	247	225

By-products from mining: (6)
Rhodium (oz.)	—	1	2	3
Gold (oz.)	2	2	7	8
Silver (oz.)	2	2	7	6
Copper (lb.)	213	216	727	684
Nickel (lb.)	187	303	709	870

Average realized price per ounce (3)
Mine production:
Palladium ($/oz.)	$409	$383	$424	$382
Platinum ($/oz.)	$1,569	$950	$1,553	$937
Combined ($/oz.) (4)	$652	$499	$675	$504

Other PGM activities: (5)
Palladium ($/oz.)	$423	$361	$425	$351
Platinum ($/oz.)	$2,018	$1,292	$1,776	$1,228
Rhodium ($/oz.)	$9,097	$5,913	$8,168	$5,641

By-products from mining: (6)
Rhodium ($/oz.)	$4,596	$6,142	$8,263	$6,069
Gold ($/oz.)	$852	$699	$899	$671
Silver ($/oz.)	$13	$13	$16	$13
Copper ($/lb.)	$3.25	$4.21	$3.34	$3.31
Nickel ($/lb.)	$8.84	$14.25	$11.23	$17.98

Average market price per ounce (4)
Palladium ($/oz.)	$332	$348	$405	$355
Platinum ($/oz.)	$1,546	$1,291	$1,810	$1,256
Combined ($/oz.) (4)	$586	$541	$717	$551

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment writedowns, gain or loss on disposal of property, plant and equipment, restructuring costs and interest income and expense are not included in total operating costs, total cash costs or total production costs. Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Costs of Revenues” and the accompanying discussion for additional detail.

(3)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average London PM Fix for the actual months of the period.

(4)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(5)	Ounces sold and average realized price per ounce from other PGM activities relate to ounces produced from processing of catalyst materials, ounces purchased in the open market for resale.

(6)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
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

Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$35,487	$35,010	$113,869	$104,817
Royalties, taxes and other	6,385	9,419	27,444	26,725

Total cash costs (Non-GAAP)	$41,872	$44,429	$141,313	$131,542
Asset retirement costs	224	185	657	545
Depreciation and amortization	18,952	20,115	61,346	62,134
Depreciation and amortization (in inventory)	1,212	277	(906)	(93)

Total production costs (Non-GAAP)	$62,260	$65,006	$202,410	194,128
Change in product inventories	3,528	6,638	17,926	15,607
Costs of recycling activities	152,383	87,886	335,957	231,932
Recycling activities — depreciation	48	32	144	84
Add: Profit from recycling activities	19,519	7,857	34,104	21,020

Total consolidated costs of revenues	$237,738	$167,419	$590,541	$462,771

Stillwater Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$23,488	$19,520	$72,309	$61,140
Royalties, taxes and other	4,211	6,007	18,040	17,457

Total cash costs (Non-GAAP)	$27,699	$25,527	$90,349	$78,597
Asset retirement costs	163	129	479	380
Depreciation and amortization	10,942	10,778	34,742	35,341
Depreciation and amortization (in inventory)	958	357	(177)	(719)

Total production costs (Non-GAAP)	$39,762	$36,791	$125,393	$113,599
Change in product inventories	(3,964)	(667)	237	2,714
Add: Profit from recycling activities	13,541	5,149	23,394	13,722

Total costs of revenues	$49,339	$41,273	$149,024	$130,035

East Boulder Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$12,000	$15,490	$41,560	$43,677
Royalties, taxes and other	2,174	3,412	9,404	9,268

Total cash costs (Non-GAAP)	$14,174	$18,902	$50,964	$52,945
Asset retirement costs	61	56	178	165
Depreciation and amortization	8,010	9,337	26,605	26,793
Depreciation and amortization (in inventory)	254	(80)	(730)	626

Total production costs (Non-GAAP)	$22,499	$28,215	$77,017	$80,529
Change in product inventories	1,207	2,006	(780)	1,389
Add: Profit from recycling activities	5,978	2,708	10,710	7,298

Total costs of revenues	$29,684	$32,929	$86,947	$89,216

Other PGM activities: (1)
Reconciliation to costs of revenues:
Change in product inventories	$6,284	$5,299	$18,469	$11,504
Recycling activities — depreciation	48	32	144	84
Costs of recycling activities	152,383	87,886	335,957	231,932

Total costs of revenues	$158,715	$93,217	$354,570	$243,520

(1)	Other PGM activities include recycling and other.

FORWARD LOOKING STATEMENTS: FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Such statements include, but are not limited to, comments regarding expansion plans and realignment of operations, costs, grade, production and recovery rates, permitting, labor matters, financing needs and the terms of future credit facilities, capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and compliance, litigation and the palladium and platinum market. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” in the Company’s 2007 Annual Report on Form 10-K.
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
The Changing Economic Environment
     During the third quarter of 2008, financial and commodities markets worldwide experienced a sharp deterioration in available liquidity and steep declines in market prices that have contributed to a major international economic contraction. While the Company has always been subject to swings in metal prices, the recent price declines have been especially dramatic and accelerated. The Company is not immune to these global effects.
     At recent PGM prices, the Company is realizing an average of just under $500 per mined PGM ounce which is below its cash cost of production. In view of the economic situation, the Company has undertaken a wide-ranging review of its capital and operating requirements in an effort to develop a plan to bring cash costs in line with current market conditions. Once this review is completed, the Company intends to issue a statement providing further details of its plans.
     The current economic environment also presents a number of broader risks for the Company. While the Company is developing a plan to align its operations with current metals prices, there can be no assurance that the Company will be successful in devising and fully implementing such a plan. Further, even if the plan is successfully implemented, metals prices may continue to erode, putting pressure on earnings and cash flows. In the present climate, credit issues may also create risks. Despite the Company’s good liquidity position at the current time, Moody’s Investors Service recently downgraded the Company’s corporate family rating by one level. Several of the Company’s key suppliers and customers, including Ford and General Motors, are struggling with credit issues. Should their financial condition deteriorate further, advances to suppliers, contractual floor prices under the automotive contracts and the collectability of accounts receivable could be placed in jeopardy.
     In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has evaluated its assets for impairment at September 30, 2008. Because of the volatility in the prices for its primary products, the Company evaluates impairment using historical pricing trends or third-party projections of future prices, rather than prices at a point in time, as an indicator of longer-term future prices. This process involves management judgment. The Company has concluded, based on this methodology, that the carrying value of the Company’s assets at September 30, 2008, is likely to be fully recoverable and so is not impaired. However, should structural changes occur that would indicate longer-term weakness in platinum and palladium markets, the Company’s assets could be determined to be impaired in the future.
     The recent market turmoil will likely reduce the profitability of the Company’s recycling business, as well. The Company seeks to hedge its recycling exposures with well established counterparties at the time recycling material is acquired from third parties in an effort to minimize the direct price risk. Credit available to the Company for its hedging activities may be constrained if the current tight credit markets continue. Moreover, the volumes of recycling material available to the Company appear to be declining as PGM prices fall, reducing potential profits from this business. Margins realized on sales of recycling material are also anticipated to decline as a result of the lower prices. Amounts advanced to suppliers in the course of this business may be collected more slowly as volumes diminish, and in the worst case could become uncollectible. Thus, in the current economic environment, the Company anticipates that the success enjoyed in the recycling business to date will be reduced and will not serve to the same degree as a counterbalance to offset losses from mining activities.
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
     The Company has entered into long-term sales contracts with Ford Motor Company and General Motors Corporation. The contracts together cover 100% of the Company’s mined palladium production and 70% of mined platinum production through December 2010. After 2010, approximately 35% of the Company’s mine production of palladium is committed for sale in 2011 and 2012. Pricing under these sale contracts is generally market based, less a small discount in each case, but is subject to minimum selling prices (“floors”) on all metal delivered and to a maximum selling price (“ceiling”) on part of the metal sold. Please see Note 2 to the Company’s September 30, 2008 financial statements for additional detail on these floor and ceiling prices.
     Since the third quarter of 2005, the major U.S. bond rating agencies have significantly downgraded the corporate ratings of Ford Motor Company and General Motors Corporation, both key customers. As a result, the debt of these companies no longer qualifies as investment grade. The Company’s business is substantially dependent on its contracts with Ford and General Motors, particularly when the floor prices in these contracts are significantly greater than the market price of palladium. Under applicable law, these contracts may be void or voidable if Ford or General Motors becomes insolvent or files for bankruptcy. The loss of either of these contracts could require the Company to sell at prevailing market prices, which might expose it to lower metal prices as compared to the floor prices under the contracts. In such an event, the Company’s operating plans could be threatened. Thus, particularly in periods of relatively low PGM prices, termination of these contracts could have a material adverse impact on the Company’s operations and viability. Reportedly, both Ford and General Motors are experiencing significant financial challenges associated with the recent economic downturn. The Company is developing contingency plans in response to this financial exposure.
     As discussed in the previous section, current prices for the Company’s principal products are below its cash cost of producing them. At recent PGM prices the Company is realizing an average of just under $500 per mined PGM ounce. With no modifications to the Company’s plans, projected cash outlays for operating and capital expenditures, including general and administrative expenses, would result in the Company consuming cash. Consequently, the Company needs to realign its operations to conform to the changed environment and bring costs in line with the lower PGM prices. The Company plans to announce its realigned operating plan shortly.

However, there is no assurance that the Company will be successful at lowering costs sufficiently to offset the financial effect of the lower prices.
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
     The Company also enters into fixed forward sales relating to processing of spent PGM catalysts. These transactions require physical delivery of metal and cannot settle net. Consequently, the Company accounts for these forward sales commitments related to purchases of recycled material under the “normal purchase and sale” exception in SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Sales of metals from PGM recycling are sold forward on the pricing date and subsequently are physically delivered against the forward sales commitments when the ounces are recovered. These forward sales commitments typically have terms ranging from a few days to about four months; all of these transactions open at September 30, 2008, will settle at various periods through March 2009 (See Note 3 to the Company’s financial statements). Because fixed forward sales of metal require the Company to deliver physical metal on a specified date, in the event of an operational interruption the Company might be required to purchase PGMs in the open market to cover its delivery commitments; if so, it would be exposed to any loss (or gain) attributable to pricing differences.
     Beginning in the third quarter of 2007, the Company entered into certain financially settled forward sales agreements pertaining to a portion of its palladium production from recycled materials. Because they settle net, these derivative instruments do not qualify under the “normal purchase and sale” exception in SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Company has elected not to designate these derivative transactions as accounting hedges, and so has marked them to market at September 30, 2008. The corresponding net realized loss on these derivatives during the first nine months of 2008 was approximately $0.2 million and has been recorded as a component of recycling revenue. There were no financially forward sales entered into during the third quarter 2008.
     The Company purchases catalyst materials from third parties for recycling activities to recover PGMs. At September 30 2008, working capital comprised of marketable inventories and advances thereon in the Company’s PGM recycling business totaled about $138.2 million, up from $83.7 million at the beginning of the year. The Company advances cash for purchase and collection of spent catalyst materials. These advances are reflected as Advances on inventory purchases on the balance sheet until such time as the material has been received and title has transferred to the Company. The Company has a security interest in the materials that have been produced but not yet received by the Company, however, until such time as the material has been procured, a portion of the Advances on inventory purchases on the balance sheet remains unsecured and the unsecured portion is fully at risk should the supplier fail to deliver the promised material or experience other financial difficulties. Any determination that a supplier is unable to deliver the promised material or otherwise repay these advances would result in a significant charge against earnings. The Company’s recycling business is currently highly dependent on the performance of one supplier and a significant portion of the Advances on inventory purchases on the balance sheet have been made to this one supplier.
     The Company also has various spot purchase and tolling agreements with other suppliers of spent catalytic materials, but the volumes from them are less significant.

Interest Rate Risk
     As of September 30, 2008, all of the Company’s outstanding long-term debt obligations were at fixed rates of interest. However, the Company does assess financing charges on a portion of its recycling working capital at rates tied to short-term market rates of interest. Based on the working capital balances outstanding at September 30, 2008, a decrease in short-term market interest rates of one percentage point would reduce the Company’s annual income by about $1.4 million.
Item 4. Controls and Procedures
     (a) Disclosure Controls and Procedures. The registrant’s management, with the participation of the registrant’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the registrant’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the registrant’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the registrant’s internal control over financial reporting was not effective. More specifically, the ineffective design of certain controls over the valuation of the Company’s recycled metals inventory and the related costs of metals sold jointly resulted in a material weakness. The registrant identified this material weakness in its internal control over financial reporting and adjusted its disclosure of recycled metals inventory and the related costs of metals sold appropriately prior to issuing its September 30, 2008 financial statements.
     Management believes, to the best of its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements complete, accurate and not misleading, and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects the registrant’s financial condition, results of operations and cash flows as of, and for, the periods represented in this report.
     (b) Internal Control Over Financial Reporting. During the second quarter 2008, the Company implemented a software programming change in one of its accounting programs that contained a programming error which affected the accuracy of certain commercial payments during the quarter. The Company discovered and corrected the programming error internally in early July, prior to issuing second quarter 2008 financial statements. In reviewing the associated internal control over financial reporting, the Company has determined that a control procedure intended to ensure data integrity in the affected system was not operating effectively and was deemed to be a material weakness. Subsequent to discovering the error, the Company has updated its internal controls over changes in computer software to remedy the ineffective control and has introduced a new set of specific detective controls intended to monitor and verify data integrity regularly in the affected computer program.

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

STILLWATER MINING COMPANY (Registrant)
Date: November 10, 2008	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, dated, November 10, 2008

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, dated, November 10, 2008

32.1	Section 1350 Certification, dated, November 10, 2008

32.2	Section 1350 Certification, dated, November 10, 2008