Form 10-K
period 2008-12-31
STILLWATER MINING CO /DE/
filed 2009-03-16
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 1-13053
STILLWATER MINING COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	81-0480654
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ YES     ☑ NO
As of June 30, 2008, assuming a price of $11.83 per share, the closing sale price on the New York Stock Exchange, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates was approximately $826,523,463.
As of March 6, 2009, the Company had outstanding 94,021,089 shares of common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
  Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

GLOSSARY OF SELECTED MINING TERMS
The following is a glossary of selected mining terms used in the Form 10-K that may be technical in nature:

Adit	A horizontal tunnel or drive, open to the surface at one end, which is used as an entrance to a mine.

Anorthosite	Igneous rock composed almost wholly of the mineral plagioclase feldspar.

Assay	The analysis of the proportions of metals in ore, or the testing of an ore or mineral for composition, purity, weight, or other properties of commercial interest.

Catalysts	Catalysts are materials that facilitate one or more chemical reactions without being consumed in the reaction themselves. As referenced in this report, platinum-group metals serve as catalysts within the catalytic converters used in automotive exhaust and pollution control systems and, where so indicated, within similar applications in petroleum refining or other chemical processes.

Close-spaced drilling	The drilling of holes designed to extract representative samples of rock in a target area.

Concentrate	A mineral processing product that generally describes the material that is produced after crushing and grinding ore effecting significant separation of gangue (waste) minerals from the metal and/or metal minerals, and discarding the waste and minor amounts of metal and/or metal minerals. The resulting “concentrate” of metal and/or metal minerals typically has an order of magnitude higher content of metal and/or metal minerals than the beginning ore material.

Crystallize	Process by which matter becomes crystalline (solid) from a gaseous, fluid or dispersed state. The separation, usually from a liquid phase on cooling, of a solid crystalline phase.

Cut-off grade	The lowest grade of mineralized material that qualifies as ore in a given deposit. The grade above which minerals are considered economically mineable considering the following parameters: estimates over the relevant period of mining costs, ore treatment costs, general and administrative costs, smelting and refining costs, royalty expenses, by-product credits, process and refining recovery rates and PGM prices.

Decline	A gently sloped underground excavation constructed for purposes of moving mobile equipment, materials, supplies or personnel from surface openings to deeper mine workings or as an alternative to hoisting in a shaft for mobilization of equipment and materials between mine levels.

Dilution	An estimate of the amount of waste or low-grade mineralized rock which will be mined with the ore as part of normal mining practices in extracting an ore body.

Drift	A major horizontal access tunnel used for the transportation of ore or waste.

Ductility	Property of a solid material that undergoes more or less plastic deformation before it ruptures. The ability of a material to stretch without fracturing.

Fault	A geologic fracture or a zone of fractures along which there has been displacement of the sides relative to one another parallel to the fracture.

Filter cake	The PGM-bearing product that is shipped from the base metal refinery, as the Company’s final product, to a third-party toll refinery for the final extractive stages in the refining process.

Footwall	The underlying side of a fault, ore body, or mine working; especially the wall rock beneath an inclined vein, fault, or reef.

Gabbro rocks (See Mafic/Ultramafic)	A group of dark-colored igneous rocks composed primarily of the minerals plagioclase feldspar and clinopyroxene, with minor orthopyroxene.

Gangue material	The non-metalliferous or waste metalliferous mineral in the ore.

Grade	The average metal content, as determined by assay of a ton of ore. For precious metals, grade is normally expressed as troy ounces per ton of ore or as grams per metric tonne of ore.

Hanging wall	The overlying side of a fault, ore body, or mine working; especially the wall rock above an inclined vein, fault, or reef. (Compare “footwall.”)

Hoist	See shaft

Jackleg drill	A manually operated rock drill, generally powered by compressed air, used to drill holes for blasting rock and to install ground support hardware.

Lenticular-shaped	Resembling in shape the cross section of a double-convex lens.

Load-haul-dump	A vehicle used underground to scoop up mined material and move it to a central collection or discharge point. Generally called an “LHD” by miners.

Lode claims	Claims to the mineral rights along a lode (vein) structure of mineralized material on Federal land; typically in the U.S. lode claims are 1,500 feet in length and 600 feet wide along the trend of the mineralized material.

Mafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in addition to lighter-colored feldspars.

Matrix	The finer-grained material between the larger particles of a rock or the material surrounding mineral particles.

Mill	A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to effect recovery of the pure metal. Term used interchangeably with concentrator.

Millsite claims	Claiming of Federal land for millsite purposes or other operations connected with mining lode claims. Used for nonmineralized land not necessarily contiguous with the vein or lode.

Mineral beneficiation	A treatment process separating the valuable minerals from the host material.

Mineralization	The concentration of metals and their compounds in rocks, and the processes involved therein.

Mineralized material	A mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a general estimate of available tonnage and average grade of metals. Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

Mouat Agreement	Mining and Processing Agreement dated March 16, 1984 regarding the Mouat family. The Mouat royalty stems back to the formation of Stillwater Mining Company at which time claims staked by the Mouats’ forebears in 1876 were leased to Stillwater Mining Company.

Net smelter royalty	A share of revenue paid by the Company to the owner of a royalty interest generally calculated based on the imputed value of the PGM concentrate delivered to the smelter. At Stillwater Mining Company, royalties are calculated on the mineral production subject to each royalty as a percentage of the revenue received by the Company after deducting treatment, refining and transportation charges paid to third parties, and certain other costs incurred in connection with processing the concentrate at the Columbus smelter.

Norite	Coarse-grained igneous rock composed of the minerals plagioclase feldspar and orthopyroxene.

Ore	That part of a mineral deposit which could be economically and legally extracted or produced at the time of reserve determination.

Outcrop	The part of a rock formation that appears at the earth’s surface often protruding above the surrounding ground.

PGM	The platinum group metals collectively and in any combination of palladium, platinum, rhodium, ruthenium, osmium, and iridium. Reference to PGM grades for the Company’s operations include measured quantities of palladium and platinum only.

PGM rich matte	Matte is an intermediate product of smelting; an impure metallic sulfide mixture made by melting sulfide ore concentrates. PGM rich matte is a matte with an elevated level of platinum group metals.

Probable (indicated) reserves	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Proven (measured) reserves	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

Recovery	The percentage of contained metal actually extracted from ore in the course of processing such ore.

Reef	A layer precipitated within the Stillwater Layered Igneous Complex enriched in platinum group metal-bearing minerals, chalcopyrite, pyrrhotite, pentlandite, and other sulfide materials. The J-M Reef, which the Company mines, occurs at a regular stratigraphic position within the Stillwater Complex. Note: this use of “reef” is uncommon and originated in South Africa where it is used to describe the PGM-bearing Merensky, UG2, and other similar layers in the Bushveld Complex.

Refining	The final stage of metal production in which residual impurities are removed from the metal.

Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Recycling materials	Spent PGM-bearing materials collected for reprocessing from automotive, petroleum, chemical, medical, food and other catalysts. Additionally, PGMs for recycling may be sourced from scrap electronics and thermocouples, old jewelry and materials used in manufacturing glass.

Shaft	A vertical or steeply inclined excavation for the purposes of opening and servicing an underground mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

Slag	Slag is a nonmetallic product resulting from the mutual dissolution of flux and nonmetallic impurities during smelting. A silica rich slag is a smelting slag that contains a relatively high level of silica.

Sill	(1) With respect to a mine opening, the base or floor of the excavated area (stope); (2) With respect to intrusive rock, a tabular intrusive unit that is conformable with surrounding rock layers.

Slusher	(1) An electric double-drum winch with two steel ropes attached to an open-bottomed scoop that transports (drags) ore from the rock face to a loading point, where the ore is discharged. (2) A very selective mining method in which small ore stopes are mined using a slusher.

Smelting	Heating ore or concentrate material with suitable flux materials at high temperatures creating a fusion of these materials to produce a melt consisting of two layers with a slag of the flux and gangue (waste) minerals on top and molten impure metals below. This generally produces an unfinished product (matte) requiring refining.

Sponge	A granular (shot) form of PGM. Commonly, the form required for manufacture of many PGM-based chemicals and catalysts.

Stope	A localized area of underground excavation from which ore is extracted.

Strike	The course, direction or bearing of a vein or a layer of rock.

Tailings	That portion of the mined material that remains after the valuable minerals have been extracted.

Tolling	Processing of material owned by others for a fee without taking title to the material.

Troy ounce	A unit measure used in the precious metals industry. A troy ounce is equal to 31.10 grams. The amounts of palladium and platinum produced and/or sold by the Company are reported in troy ounces. There are 12 troy ounces to a troy pound.

Ultramafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in the absence of significant lighter-colored feldspars.

Vein	A mineralized zone having regular development in length, width and depth that clearly separates it from neighboring rock.

Wall rock	The rock adjacent to, enclosing, or including a vein, layer, or dissemination of ore minerals. See “Hanging wall” and “Footwall” above.

PART I
ITEMS 1, 1A, AND 2
BUSINESS, RISK FACTORS AND PROPERTIES
INTRODUCTION AND 2008 HIGHLIGHTS
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
     Besides processing mine concentrates, the Company also recycles spent catalyst material at the smelter and base metal refinery to recover the contained PGMs — palladium, platinum and rhodium. The Company currently has long-term catalyst sourcing agreements with two suppliers and spot arrangements with other suppliers who ship spent catalysts to the Company for processing to recover the PGMs. The Company smelts and refines the spent catalysts utilizing the same process as for the mined production.
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
     PGMs are rare precious metals with unique physical properties that are used in diverse industrial applications and in jewelry. The largest use for PGMs currently is in the automotive industry for the production of catalysts that reduce harmful automobile emissions. Besides being used in catalytic converters, palladium is used in jewelry, in the production of electronic components for personal computers, cellular telephones and facsimile machines, as well as in dental applications and as an industrial catalyst. Platinum’s largest use after catalytic converters is for jewelry. Industrial uses for platinum, in addition to automobile and industrial catalysts, include the manufacturing of data storage disks, fiberglass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells. Rhodium, produced in the Company’s recycling operations and to a limited extent as a by-product from mining, also is used in automotive catalytic converters to reduce nitrogen oxides and in jewelry as a plating agent to provide brightness.
     At December 31, 2008, the Company had proven and probable ore reserves of approximately 38.2 million tons with an average grade of 0.54 ounce of PGMs per ton containing approximately 20.5 million ounces of palladium and platinum at an in-situ ratio of about 3.55 parts palladium to one part platinum. See “Business and Properties — Ore Reserves”.
Worldwide Financial and Credit Crises
     The Company has not been immune to the ongoing world financial crisis. In light of world events and the sharp decrease in PGM prices, during the fourth quarter of 2008, the Company restructured its operations in an effort to conserve cash and reduce anticipated losses. The restructuring of the Company’s operations resulted in dramatic changes and essentially reduced the scope of its mining operations. The Company recognizes that the combined effect of low PGM prices, the upcoming expiration of its automobile contracts containing floors on pricing and reduced demand for its metals have negatively impacted the Company. The Company believes that it is in the interests of shareholders for management to seek to maintain some stability in its operations while looking forward to a turnaround in pricing and the markets, as to which there can be no assurance and the timing of which cannot be predicted.
     The world financial crisis has also negatively impacted the Company’s recycling segment, which has proven to be a very attractive and profitable ancillary business that utilizes surplus capacity in the smelting and refining facilities. In view of questions as to collectability under various commitments with vendors, the Company’s ongoing business is substantially reduced and the Company has taken certain non-cash charges with respect to its advances on inventory purchases in its recycling segment. The Company is in the process of determining what changes can be made to minimize risk in the advance process, while at the same time continuing to support and further the recycling segment as it is complementary to its mining operations and can be very profitable if the risks can be controlled. See “Business and Properties — Risk Factors.”
2008 — In Review:
•	The Company’s revenues, in terms of dollars and ounces sold, for 2008, 2007 and 2006 were:

Year ended December 31,	Sales Revenues (1)					Troy Ounces Sold (2)
(in thousands)	Palladium	Platinum	Rhodium	Other	Total	Palladium	Platinum	Rhodium	Other	Total
2008
Mine production	$163,433	$160,171	$16,474	$20,286	$360,364	399	115	2	19	535
PGM recycling	47,760	227,358	197,469	2,801	475,388	119	131	25	—	275
Other	19,980	—	—	—	19,980	49	—	—	—	49

Total	$231,173	$387,529	$213,943	$23,087	$855,732	567	246	27	19	859

2007
Mine production	$162,811	$114,645	$23,407	$30,414	$331,277	425	120	4	20	569
PGM recycling	36,505	149,061	138,798	2,030	326,394	102	119	24	—	245
Other	15,365	—	—	—	15,365	44	—	—	—	44

Total	$214,681	$263,706	$162,205	$32,444	$673,036	571	239	28	20	858

2006
Mine production	$172,171	$120,033	$17,196	$25,434	$334,834	466	138	4	18	626
PGM recycling	31,987	143,259	93,206	1,489	269,941	100	128	22	—	250
Sales of palladium received										—
in Norilsk Nickel transaction	17,637	—	—	—	17,637	63	—	—	—	63
Other	10,538	2,530	20,298	—	33,366	33	2	6	—	41

Total	$232,333	$265,822	$130,700	$26,923	$655,778	662	268	32	18	980

(1)	“Other “ column includes gold, silver, nickel and copper by-product sales from mine production and sales of metal purchased in the open market.

(2)	“Other” column includes gold and silver by-product ounces sold. Not reflected in the “other” ounce column in the table above are approximately 931,000 pounds and 940,000 pounds of nickel and copper, respectively, sold in 2008. Comparative sales in 2007 were approximately 1.2 million pounds and 942,000 pounds of nickel and copper, respectively. Sales in 2006 included approximately 1.6 million pounds of nickel and approximately 900,000 pounds of copper.
•	The Company reported a net loss of $112.7 million, or $1.21 per diluted share, in 2008, compared to a net loss of $15.5 million, or $0.17 per diluted share, in 2007. The net loss for 2008 includes impairment charges amounting to $70.7 million. The impairment charges are comprised of a $67.3 million carrying value adjustment at the East Boulder Mine and a $3.4 million charge to mark long-term investments in Pacific North West Capital Corp. and Benton Resources Corp. to current market. Additional charges taken in 2008 included a $16.6 million lower-of-cost-or-market inventory adjustment, a $3.4 million allowance against trade receivables and a $26.0 million write-down of advances on inventory purchases. The Company also recorded a $5.4 million provision for corporate restructuring. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2008 Compared to Year Ended December 31, 2007.”

•	Following a period of exceptionally strong PGM prices during the first half of 2008, prices began to decline in mid-July. By October, as the U.S. economic picture deteriorated, PGM prices were down to levels not seen since 2003. The effect of these exceptionally low prices during the 2008 fourth quarter was to eradicate the profitability reported for the first nine months of 2008 and led to a substantial reported loss for the full year (including the $70.7 million of impairment charges). In response to the low PGM prices, the Company initiated a restructuring of its operations in the fourth quarter and is now managing its business activities toward remaining modestly cash positive, although in the current pricing environment the Company will report substantial book losses. As additional cost-saving measures, capital expenditures will be scaled back sharply for 2009, expenditure restrictions have been implemented, operations at the East Boulder Mine were restructured, operations at the Stillwater Mine were modified and our workforce realigned, resulting in an overall reduction in workforce of 218 employees and 32 contractors. As of December 31, 2008, these measures appear to have stabilized the Company’s cash situation: however, there can be no assurance that further steps to conserve cash will not be required in the future. The restructuring efforts are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	In 2008, the Company produced a total of 498,900 ounces of palladium and platinum compared to 537,500 ounces in 2007. Total consolidated cash cost per ounce (a non-GAAP measure) was $396 in 2008, compared with $331 in 2007. This increase in cash costs per ounce reflected the effect of higher material costs and lower PGM production at both mines. Mine production for 2009 is projected at 495,000 ounces of palladium and platinum. Total cash costs per ounce (a non-GAAP measure) for 2009, are projected at $399 per ounce. See Part II, Item 6 “Selected Financial and Operating Data” for further discussion of non-GAAP measures.

•	Revenues from PGM recycling grew 45.6% during 2008, increasing to $475.4 million in 2008, from $326.4 million in 2007, driven by higher average realized PGM prices and by modest volume growth. Recycled ounces sold, excluding tolled material, increased in 2008 to 275,000 ounces compared to 245,000 ounces in 2007 and the Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) increased to $1,716 per ounce in 2008 from $1,312 per ounce in 2007. In addition to purchased material, the Company processed 126,000 ounces of PGMs on a tolling basis in 2008 up from 112,000 tolled ounces in 2007. In total, recycled volumes fed to the smelter increased to 398,100 ounces of PGMs in 2008 up 6.7% from 373,000 ounces in 2007. The Company experienced a serious decline in the volumes of recycled material received during the fourth quarter of 2008, the result of the worldwide financial and credit crises and associated drop in PGM prices during the quarter. The downturn has created problems for the Company in collecting on its advances on inventory purchases, although the Company cash balances have benefitted from a reduction of the working capital required to sustain recycling activities. The Company’s operating income from the recycling segment is directly related both to the volumes of material processed and to the underlying prices; in general, after adjusting for processing times, a 50% reduction in either recycling volumes processed or average realized PGM prices would reduce recycling income by half. Working capital associated with these recycling activities as inventories and advances was $23.3 million and $83.7 million at December 31, 2008 and 2007, respectively. The year-end 2008 balance reflects a write-down of $26.0 million against Advances on inventory purchases in the fourth quarter of 2008.

•	The Company’s 2008 capital expenditures totaled $82.3 million, down from $87.9 million in 2007. Capital spending in both years reflected continuing efforts to advance the developed state of the mines by accelerating the delineation and development of proven reserves and by completing various major infrastructure projects. Capitalized development expenditures totaled $55.9 million in 2008, down from $65.5 million in 2007. Development expenditures were lower in 2008 because the Company’s mines are approaching optimal development levels. Improving the developed state of the mines allows for earlier and better economic analysis of appropriate mining methods in each area, supports growth in mining rates and contributes to more efficient and cost-effective mining. Major infrastructure projects undertaken during 2008 include the continuation of the dedicated electric-truck haulage ramp and related shop facilities that will access the lower levels of the Stillwater Mine and the construction of a second electric furnace at the smelter. Capital spending in 2009, reflecting cash conservation efforts, is currently budgeted at about $39 million. For a discussion of certain risks associated with the Company’s business, please read “Business and Properties — Current Operations”, and "— Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

•	On March 12, 2008, the Company issued and sold $181.5 million aggregate principal amount of senior convertible debentures due 2028 (“debentures”). The debentures pay interest at 1.875% per annum, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2008. The debentures will mature on March 15, 2028, subject to earlier repurchase or conversion. Each $1,000 principal amount of debentures is initially convertible, at the option of the holders, into approximately 42.5351 shares of the Company’s common stock, at any time prior to the maturity date. The conversion rate is subject to certain adjustments, but will not be adjusted for accrued interest or any unpaid interest. The conversion rate initially represents a conversion price of $23.51 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15, 2013, March 15, 2018 and March 15, 2023, or upon the occurrence of certain events including a change in control. The Company may redeem the debentures for cash beginning on or after March 22, 2013.
HISTORY OF THE COMPANY
     Mineral exploration in the Stillwater Complex dates from at least the late nineteenth century, with early mining activities — primarily for chromium — beginning in the 1920s. Palladium and platinum were discovered in the J-M Reef within the Stillwater Complex, by geologists from Johns Manville Corporation (“Manville”) in the early 1970s. In 1979, a Manville subsidiary entered into a partnership agreement with Chevron U.S.A. Inc. (“Chevron”) to develop PGMs discovered in the J-M Reef. Manville and Chevron explored and developed the Stillwater property and commenced commercial underground mining in 1986.
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
     The PGMs in the J-M Reef consist primarily of palladium, platinum and a minor amount of rhodium. The reef also contains significant amounts of nickel and copper and trace amounts of gold and silver. Five-year production figures from the Company’s mining operations on the J-M Reef are summarized in Part II, Item 6, “Selected Financial and Operating Data.”

ORE RESERVE DETERMINATION
     As of December 31, 2008, the Company’s total proven palladium and platinum ore reserves were 5.0 million tons at an average grade of 0.57 ounce per ton, containing 2.8 million ounces of palladium and platinum, representing a modest increase from December 31, 2007. The Company’s total probable palladium and platinum ore reserves at December 31, 2008, were 33.2 million tons at an average grade of 0.53 ounce per ton, containing 17.6 million ounces of palladium plus platinum, a decrease of 5.7% in probable contained ounces from December 31, 2007. Combined, the Company’s total proven and probable palladium and platinum ore reserves were 38.2 million tons at an average grade of 0.54 ounce per ton, containing 20.5 million ounces of palladium plus platinum, a decrease of 4.5% in total proven and probable contained ounces from December 31, 2007.
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
     For proven ore reserves, distances between samples range from 25 to 100 feet but are typically spaced at 50-foot intervals both horizontally and vertically. The sample data for proven ore reserves consists of survey data, lithologic data and assay results. Quality Assurance/Quality Control (QA/QC) protocols are in place at both mine sites to test the sampling and analysis procedures. To test assay accuracy and reproducibility, pulps from core samples are resubmitted and compared. To test for sample label errors or cross-contamination, blank core (waste core) samples are submitted with the mineralized sample lots and compared. The QA/QC protocols are practiced on both resource development and production samples. The resulting data is entered into a 3-dimensional modeling software package and is analyzed to produce a 3-dimensional solid block model of the resource. The assay values are further analyzed by a geostatistical modeling technique (kriging) to establish a grade distribution within the 3-dimensional block model. Dilution is then applied to the model and a diluted tonnage and grade are calculated for each block. Ore and waste tons, contained ounces and grade are then calculated and summed for all blocks. A percent mineable factor based on historic geologic unit values is applied and the final proven reserve tons and grade are calculated.
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
     The SEC’s economic guidelines have not historically constrained the Company’s ore reserves, and did not constrain the ore reserves at December 31, 2008. Under these guidelines, ore may be classified as proven or probable if extraction and sale result in positive cumulative undiscounted cash flow. The Company utilizes both the historical trailing twelve-quarter average combined PGM market price and the current PGM market price in ascertaining these cumulative undiscounted cash flows. In testing ore reserves at December 31, 2008, the Company applied the trailing twelve-quarter combined average PGM market price of about $567 per ounce, based upon the twelve-quarter average palladium price of about $341 per ounce and the twelve-quarter average platinum price of about $1,342 per ounce.
     The trailing twelve-quarter combined average market price of about $567 per ounce is lower than the corresponding weighted average price calculated for the year 2008 of about $626 per ounce, but is significantly higher than the weighted average market price for platinum and palladium at December 31, 2008, of about $344 per ounce. The Company believes that it is appropriate to use a long-term average price for measuring ore reserves, as such a price better matches the period over which the reserves will ultimately be mined. However, should metal prices continue at their present level or lower for an extended period, the twelve-quarter trailing average price would decline and it is likely that the Company’s reported ore reserves would need to be reduced.
     The Company’s board of directors has established an Ore Reserve Committee as a regular committee of the board. This Committee met twice during 2008 with management and outside experts to review ore reserve methodology, identify best practices in the industry and receive reports on the progress and results of the Company’s mine development efforts. The Committee has reviewed the Company’s ore reserves as reported at December 31, 2008 and December 31, 2007, having met with management and with the Company’s independent consultant on ore reserves.
Results
     The December 31, 2008, ore reserves were reviewed by Behre Dolbear & Company, Inc. (“Behre Dolbear”), third party independent consultants, who are experts in mining, geology and ore reserve determination. The Company has utilized Behre Dolbear to carry out independent reviews and inventories of the Company’s ore reserves since 1990. Behre Dolbear has consented to be a named expert herein. See “Business and Properties — Risk Factors — Ore reserves are very difficult to estimate and ore reserve estimates may require adjustment in the future; changes in ore grades, mining practices and economic factors could materially affect the Company’s production and reported results.”
     The Stillwater Mine proven and probable ore reserves at year-end 2008 decreased by 1.2% in terms of ore tons from those reported at year-end 2007. The East Boulder Mine ore reserves at year-end 2008 decreased by 7.1% in ore tons from those reported at year-end 2007. Overall, the Company’s estimated ore reserves based on ore tons decreased by 4.5% in 2008. The Company’s ore reserve determination for 2008, calculated at December 31, 2008, was limited by geologic certainty and not by economic constraints.
PROVEN AND PROBABLE ORE RESERVES
     The Company’s proven ore reserves are generally expected to be extracted utilizing existing mine infrastructure. Additional capital expenditures will be required to extract the Company’s probable ore reserves. Based on the 2009 mining plans at each mine, the 2008 proven ore reserves of 2.9 million tons at Stillwater Mine and 2.1 million tons at East Boulder Mine represent an adequate level of proven ore reserve to support planned mining activities. The long-term proven ore reserve targets are 3.4 million tons at the Stillwater Mine and 2.0 million tons at the East Boulder Mine, which reflect adequate ore reserves to support production at the permitted capacity of each facility.
     The grade of the Company’s ore reserves, measured in combined platinum and palladium ounces per ton, is a composite average of samples in all reserve areas. As is common in underground mines, the grade mined and the recovery rate achieved varies depending on the area being mined. In particular, mill head grade varies significantly between the Stillwater and East Boulder Mines, as well as within different areas of each mine. During 2008, 2007 and 2006, the average mill head grade for all tons processed from the Stillwater Mine was 0.51, 0.55, and 0.56 PGM ounces per ton of ore, respectively. During 2008, 2007 and 2006 the average mill head grade for all tons processed from the East Boulder Mine was 0.38, 0.38 and 0.39 PGM ounces per ton of ore, respectively. Tons processed at both mines typically include some PGM-bearing material, produced along with the ore, that is below the 0.3 cut-off grade for reserves (“reef waste”) but that is economic to process so long as there is capacity available in the concentrator.
     As of December 31, 2008, 2007 and 2006 the Company’s proven and probable ore reserves were as follows:

	DECEMBER 31, 2008			DECEMBER 31, 2007				DECEMBER 31, 2006
		AVERAGE	CONTAINED		AVERAGE	CONTAINED			AVERAGE	CONTAINED
	TONS	GRADE	OUNCES	TONS	GRADE	OUNCES		TONS	GRADE	OUNCES
	(000’s)	(OUNCE/TON)	(000’s)	(000’s)	(OUNCE/TON)	(000’s)		(000’s)	(OUNCE/TON)	(000’s)
Stillwater Mine (2)
Proven Reserves	2,911	0.65	1,898	2,784	0.65	1,796		2,775	0.66	1,818
Probable Reserves	14,030	0.64	8,911	14,360	0.61	8,791		15,539	0.63	9,749

Total Proven and Probable Reserves (1)	16,941	0.64	10,809	17,144	0.62	10,586	(4)	18,314	0.63	11,567

East Boulder Mine (2)
Proven Reserves	2,066	0.45	935	2,017	0.46	921		2,011	0.45	902
Probable Reserves	19,202	0.45	8,717	20,868	0.46	9,660		22,116	0.48	10,579

Total Proven and Probable Reserves (1)	21,268	0.45	9,652	22,885	0.46	10,581		24,127	0.48	11,481

Total Company Reserves (2)
Proven Reserves	4,977	0.57	2,833	4,800	0.57	2,717		4,786	0.57	2,721
Probable Reserves	33,232	0.53	17,628	35,228	0.52	18,451		37,656	0.54	20,327

Total Proven and Probable Reserves (1)	38,209	0.54	20,461	40,028	0.53	21,167	(3)(4)	42,442	0.54	23,048 (3)

(1)	Reserves are defined as that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Proven ore reserves are defined as ore reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of ore reserves are well-established. Probable ore reserves are defined as ore reserves for which quantity and grade and/or quality are computed from information similar to that used for proven ore reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven ore reserves, is high enough to assume continuity between points of observation. The proven and probable ore reserves reflect variations in the PGM content and structural impacts on the J-M Reef. These variations are the result of localized depositional and structural influences on the distributions of economic PGM mineralization. Geologic domains within the reserve boundaries of the two mines include areas where as little as 0% and up to 100% of the J-M Reef is economically mineable. The ore reserve estimate gives effect to these assumptions. See “Business and Properties — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results and Financial Condition.”

(2)	Expressed as palladium plus platinum in-situ ounces at a ratio of approximately 3.55 parts palladium to 1 part platinum. Stillwater Mine is at a 3.49 to 1 ratio and the East Boulder Mine is 3.60 to 1.

(3)	Average mining and processing losses of approximately 19.3% must be deducted to arrive at the estimated saleable ounces.

(4)	Columns do not add mathematically due to rounding.
Discussion
     The Company’s total proven and probable ore reserves at December 31, 2008, have decreased by about 10% or 4.2 million tons over the past two years. In 2008, proven and probable tons decreased 4.5% while contained ounces decreased 3.3% from those reported December 31, 2007. In 2007, proven and probable tons decreased 5.7% while contained ounces decreased 8.2% from those reported December 31, 2006. The Company’s mine development efforts over the past several years have focused on converting probable reserves to proven reserves, rather than on adding new probable reserves.

     Proven reserves have increased over the past two years. In 2008, total proven tons increased by about 3.7% and total contained ounces grew by 4.3% from those reported December 31, 2007. In 2007, proven tons and contained ounces remained about unchanged from those reported December 31, 2006.
     Changes in proven and probable ore reserves are due to the net effect of:
•	Additions to proven ore reserves from new definition drilling,

•	Deletions as proven reserves are mined,

•	Deletions from probable ore reserves as areas are converted by new drilling from probable to proven ore reserves,

•	Additions from development activity to convert mineralized inventory to probable ore reserves,

•	Additions and deletions from adjustments to ore reserve estimation factors and mine planning criteria.
     The Company’s production levels for palladium and platinum are driven by the number of ore tons mined, the mill head grade of the ore and the metallurgical recovery percentages. The Company measures its net mine production in terms of the number of ounces contained in the mill concentrate, adjusted for subsequent processing losses expected to be incurred in smelting and refining. The Company defines an ounce of metal as “produced” at the time it is shipped from the mine site and received at the concentrator. Depreciation and amortization costs are inventoried at each stage of production.
     The graph above provides a general indication of the sensitivity of the Company’s ore reserves to the long-term weighted average price of platinum and palladium, assuming the relative proportions of the two metals realized at the Company’s mines. It is based on the mine plan and model the Company uses to measure reserve economics, and reflects some reductions in capital spending at lower price levels where reserves are economically constrained. It does not provide for any adjustments to the planned mining sequence or to the mix of mining methods at lower prices, but instead is derived from a single planning scenario. As such, it should be regarded as indicative rather than definitive.
     The economic analysis of proven and probable reserves at the end of 2008 identified that at a palladium and platinum combined price of about $517 per ounce the stated level of reserves would begin to be reduced by economic constraints. This combined price at which ore reserves become constrained by economics has increased from $454 per ounce in the analysis performed in 2007 and $350 per ounce shown in 2006. These increases reflect year-on-year increases in mining costs, current development and production method assumptions, adjustments to ore grade and mine plans, and economic opportunity due to increasing market prices during those periods. The Company has not tested the ore reserves beyond the level shown above because of the expense of access and drilling to establish ore reserves and because of the extensive life of a 20.5 million ounce reserve.

IMPAIRMENT OF LONG-LIVED ASSETS
     The Company follows Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (long-term sales contract prices and historical pricing trends or third party projections of future prices rather than prices at a point in time as an indicator of longer-term future prices), production levels, and capital and reclamation expenditures, all based on life-of-mine plans and projections. If the assets are impaired, a calculation of fair market value is performed, and if fair market value is lower than the carrying value of the assets, the assets are reduced to their fair market value.
     In accordance with the methodology prescribed by SFAS No. 144, the Company has concluded that the economic circumstances in which the Company operates have changed significantly during the latter part of 2008. This required the Company to assess whether total estimated undiscounted future cash flows at the East Boulder and the Stillwater mines would be sufficient to recoup the carrying amount of each asset. Based on current mine plans and an assessment of long-term pricing, the Company determined that undiscounted future cash flows at the Stillwater Mine are sufficient to return the carrying value, but the undiscounted future cash flows projected at East Boulder Mine are not sufficient to cover the carrying value there. Consequently, with the assistance of Behre Dolbear, the Company assessed the fair value of the East Boulder Mine assets and concluded that a valuation adjustment was needed at East Boulder. Accordingly, the Company recorded a $67.3 million charge against earnings at December 31, 2008, reducing the carrying value of the East Boulder Mine assets to $161.4 million.
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
CURRENT OPERATIONS
     The Company’s operations are located in south central Montana. The Company conducts mining and milling operations at the Stillwater Mine near Nye, Montana and at the East Boulder Mine near Big Timber, Montana. Both mines are located on mine claims that follow the apex of the J-M Reef. The Company operates a smelter and base metal refinery, and recycling facilities at Columbus, Montana.
Properties and Facilities — March 2009
The Company’s corporate headquarters are now located in Columbus, Montana near its smelter and refinery facilities.

     The Company’s original long-term development strategy and certain elements of its current planning and mining practices on the J-M Reef ore deposit were founded upon initial feasibility and engineering studies conducted in the 1980’s. Initial mine designs and practices were established in response to available technologies and the particular characteristics and challenges of the J-M Reef ore deposit. The Company’s current development plans, mining methods and ore extraction schedules are designed to provide systematic access to and development of the ore deposit within the framework of current and forecast economic, regulatory and technological considerations as well as the specific characteristics of the J-M Reef ore deposit. Some of the challenges inherent in the development of the J-M Reef include:
•	Surface access limitations (property ownership and environmental sensitivity);

•	Topographic and climatic extremes involving rugged mountainous terrain and substantial elevation differences;

•	Specific characteristics of the mineralized zone (narrow — average width 5 feet, depth — up to 1.5 miles of vertical extent, and long — approximately 28 miles in length);

•	Downward angle of mineralized zone dipping from near vertical to 38 degrees;

•	A deposit which extends both laterally and to depth from available mine openings; and

•	Proven and probable ore reserves extending for a lateral distance of approximately 34,000 feet at the Stillwater Mine and approximately 17,000 feet at the East Boulder Mine — a combined extent underground of approximately 9.7 miles.
STILLWATER MINE
     The Company conducts underground mining operations at its wholly-owned Stillwater Mine, near Nye, Montana. The Stillwater Mine facility accesses, extracts and processes PGM ores from the eastern portion of the J-M Reef using mine openings located in the Stillwater Valley. In addition, the Company owns and maintains ancillary buildings that contain the concentrator, shop and warehouse, changing facilities, headframe, hoist house, paste plant, water treatment, storage facilities and office. All surface structures and tailings management facilities are located within the 2,450 acre Stillwater Mine Operating Permit area. Ore reserves developed at the Stillwater Mine are controlled by patented mining claims either leased or owned outright by the Company. The mine is located approximately 85 miles southwest of Billings, Montana, and is accessed by a paved road. The mine has adequate water and power from established sources. See "Business and Properties — Risk Factors.”
     The Stillwater Mine accesses and has developed a 5.9-mile-long underground segment of the J-M Reef, between the elevations of 2,000 and 7,300 feet above sea level. Access to the ore at the Stillwater Mine is accomplished by means of a 1,950-foot vertical shaft and by a system of horizontal adits and drifts driven parallel to the strike of the J-M Reef at vertical intervals of between 150 feet and 300 feet. Seven main adits have been driven from surface portals on the west and east slopes of the Stillwater Valley at various elevations between 5,000 and 5,900 feet above sea level. Several additional principal levels have been developed below the 5,000-foot level down to the 3,200-foot elevation, accessed from a vertical shaft and the associated shaft ramp system. The Company is continuing to develop a decline system below the 3,200-foot elevation to access and develop deeper areas in the central part of the mine below those currently serviced by the existing shaft. At the end of 2008, this decline system extended down to the 2,000 foot level.
     The 1,950-foot vertical shaft was constructed between 1994 and 1997 as part of the Company’s plan to increase output from 1,000 to 2,000 tons of ore per day and was sunk adjacent to the concentrator (starting at the 5,000-foot elevation) to increase efficiency of the operation. Ore and any waste rock to be transported to the surface from the off-shaft and deeper areas of the mine are crushed prior to being hoisted up the shaft. The production shaft and underground crushing station reduce haulage times and costs, facilitate the handling of ore and waste and improve the grinding capabilities of the concentrator. Ore from above the 5,000-foot west elevation is hauled to the surface by rail. Waste material not used for backfilling in underground excavations is transported to the surface and placed in permitted waste rock disposal sites.
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
     During 2007, the Company began construction of a second major decline ramp from the 3500 level of the existing shaft with eventual development to 1900 elevation. A study that the Company completed during 2006 determined that the most cost-effective access to these lower levels would be to install a dedicated electric truck haulage ramp that will bring mined material up to the shaft for hoisting. Work on these ramps continued during 2008, but future development below the 2000 level will not be needed for several years and so has been deferred as a cash-conserving measure until the development is needed. In the future, the Company expects to install a horizontal rail haulage system on the 2000 level to transport ore and waste material from the mining faces to the electric truck ramps.
     Prior to 1994, almost all of the Company’s mining activities utilized “captive cut-and-fill” stoping methods. This is a manpower-intensive mining method that extracts the ore body in eight to ten foot high horizontal cuts within the reef, accessed from vertical raises and mined with conventional jackleg drills and slushers. The open space created by the extraction of each cut is backfilled with waste rock and coarse concentrator tailings and becomes the floor for the next level of mining as the process moves upward. Commencing in 1994, the Company introduced two mechanized mining methods: “ramp-and-fill” and “sub-level stoping”. Ramp-and-fill is a mining method in which a series of horizontal cuts are extracted from the ore body using mobile equipment. Access to the ore body is from ramps driven in or adjacent to the ore body allowing the use of hydraulic drills and load-haul-dump equipment. Sub-level stoping is a mining method in which blocks of the reef approximately 50 feet high and up to 75 feet in length are extracted in 30-foot intervals utilizing mobile electric hydraulic long-hole drills and remote control rubber tired load-haul-dump equipment. The reef is mined in a retreat sequence and mined out areas are filled with development waste. Traditionally, “captive cut-and-fill” has been viewed as being more “selective” in nature than either “ramp-and-fill” or “sub-level stoping”. Other factors that are considered in addition to selectivity for the engineered economic stope analysis are: mining method productivity, ancillary development required as well as grade and ground conditions of the area. The Company then determines the appropriate mining method to be used on a stope-by-stope basis utilizing an engineering and economical analysis.
     During 2008, 72% of Stillwater Mine’s ore production was extracted using mechanized ramp-and-fill mining and 15% using sub-level mining.
     The Company processes ore from the Stillwater Mine through a concentrator facility (“mill”) adjacent to the Stillwater Mine shaft. The mill has a permitted design capacity of 3,000 tons per day. During 2008, 1,885 tons of ore and 212 tons of sub-grade material were processed through the mill per calendar day. In addition, on average the mill processed 101 tons per calendar day of smelter slag. Crushed ore is fed into the concentrator, mixed with water and ground to slurry in the concentrator’s mill circuit to liberate the PGM-bearing sulfide minerals from the rock matrix.

Various reagents are added to the slurry, which then is agitated to separate the valuable sulfides from the waste rock in a froth flotation circuit. In this circuit, the sulfide minerals are successively floated, recycled, reground and refloated to produce a concentrate suitable for further processing. The flotation concentrate, which represents 1.5% of the original ore weight, is filtered and transported in bins 46 miles to the Company’s metallurgical complex in Columbus, Montana. In 2008, 47% of the tailings material from the mill was returned to the mine and used as fill material to provide support for additional mining activities. The balance was placed in tailings containment areas on the surface. No additional steps are necessary to treat any tailings placed back into the mine or into the impoundments, as they are environmentally inert. Tailings are disposed of into the impoundment areas pursuant to the Company’s operating permits. Mill recovery of PGMs is historically about 92%. During 2008, failure of a critical drive gear on part of the fine grinding circuit caused recoveries to temporarily drop down to the 91% range.
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
     During 2008, the Stillwater Mine produced 349,400 ounces of palladium and platinum, compared to approximately 359,300 ounces in 2007. The Stillwater Mine’s total cash costs (a non-GAAP measure) were $373 per ounce in 2008 compared to $294 per ounce in 2007. Although the produced ounces were slightly lower in 2008 than in 2007, most of the per-ounce increase in total cash costs during 2008 was not attributable to volumes, but to cost increases, somewhat lower ore grades and lower credits. Before taking into account credits for by-products and recycling, mining cash costs year-on-year were up about 13.5%. However, taking into account the reduced offset for by-product credits in 2008, year-on-year total cash costs net of credits increased by 24.4%. This increase has been driven by two factors; higher contracted services, consumables and utility costs along with slight decreases in ore grades typical of mining areas further west on the JM reef. See “Selected Financial and Operating Data” for further discussion of non-GAAP measures. Production at Stillwater Mine in 2009 is expected to be about 370,000 ounces, up from the 349,400 ounces produced in 2008.
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
     From the surface facilities at East Boulder, the J-M reef is accessed by two 18,500-foot long, 15-foot diameter horizontal tunnels driven into the mountain. These tunnels are equipped with rail haulage and intersect the ore body at an elevation 6,450 feet above sea level. Within the mine, the ore body currently is developed from six levels of horizontal footwall lateral drifts driven parallel to the J-M Reef totaling approximately 36,000 feet in length, and from four primary ramps totaling approximately 15,850 feet of development. The ore body is accessed vertically by ramp systems tying together the footwall laterals and driven approximately every 2,500 feet along the length of the deposit. During 2009, active mining areas will be consolidated into five production zones including areas below the current 6,450 haulage level. Historically, the predominant mining method at East Boulder has been sub-level stoping. The Company first introduced other, more selective mining methods at the East Boulder Mine during 2004. In 2008, 38% and 11% of East Boulder’s ore production came from the mechanized ramp-and-fill and captive cut-and-fill methods, respectively. In 2007, approximately 29% of East Boulder’s ore production came from the mechanized ramp-and-fill and 19% from captive cut-and-fill methods.

     In late 2008, as PGM prices declined, East Boulder Mine’s operating and cash margins turned negative, and management concluded that the existing operating structure would have to be changed in order for the mine to continue operating at present prices. Following a Worker Adjustment and Retraining Notification Act (WARN Act) notice to the employees, mining operations were suspended for about ten days while the Company considered its options there. In the end, following an in-depth review, mining operations resumed there on a much reduced basis. Only five active mining areas were brought back into service, each staffed by a team of miners and support crews who were given responsibility to bring cost performance into line with PGM prices. Most of the residual East Boulder miners were offered positions at the Stillwater Mine, but in conjunction with the reorganization, the Company’s workforce was reduced by 218 employees and 32 contractors. In total, staffing at East Boulder Mine declined from 526 employees at the end of November 2008 to 261 employees at year end.
     Along with this reorganization, the mine plan at East Boulder Mine was changed. A mix of mining methods will still be used, with the aim of matching the configuration of each area with the most efficient mining approach. However, at current low PGM prices, mine development will be scaled back to a single crew, and the mining team in each active mining area will be expected to be largely self-sufficient in garnering its own supplies, clearing ore and waste material and coordinating its operations. To date, the teams generally have performed very well, producing at or above plan with slightly lower than expected total cash costs. Production at East Boulder Mine in 2009 is expected to be about 125,000 ounces, down from almost 150,000 ounces in 2008.
     The mined ore is transported horizontally out of the East Boulder Mine by rail haulage to the mine portal, where it is processed through the East Boulder concentrator facility, which has a permitted capacity of 2,000 tons per day. In the concentrator, the ore is mixed with water and ground into a slurry in the concentrator’s mill circuit, liberating the PGM-bearing sulfides from the rock matrix. Similar to the process at the Stillwater Mine, reagents are then added to the slurry to separate the valuable sulfide from the waste rock in a flotation circuit. The sulfide minerals are floated, recycled, reground and refloated to produce a concentrate. This flotation concentrate, which represents approximately 2.0% of the original ore weight, is filtered and loaded into bins which are transported approximately 75 miles to the Company’s metallurgical complex in Columbus, Montana. In 2008, approximately 57% of the mine tailings material was returned to the mine and used for backfill in mined out voids to provide a foundation upon which additional mining activities can occur. The balance was placed in surface tailings containment areas. No additional steps are necessary to treat any tailings placed back into the mine or into the impoundments, as they are environmentally inert and tailings placed into the impoundment areas are disposed of pursuant to the Company’s operating permits. The current impoundment area has an estimated life of approximately 20 years at the original planned production and processing rate of 2,000 tons per day. Mill recovery of the PGMs contained in the ore was about 90% in 2008 and 2007 and about 89% in 2006.
     During 2008, the East Boulder Mine produced 149,500 ounces of palladium and platinum, compared to 178,200 ounces in 2007. The East Boulder Mine’s total cash costs (a non-GAAP measure) were $451 per ounce in 2008 compared to $405 per ounce in 2007. Total cash costs per ounce in 2008 suffered from lower mine production, higher prices for consumable supplies, and from the implementation of the restructure plan in November 2008. See Part II, Item 6 “Selected Financial and Operating Data” for further discussion of non-GAAP measures.

EXPLORATION AND DEVELOPMENT ACTIVITIES
     The J-M Reef has been explored from the surface along its entire 28-mile strike length by surface sampling and drilling. Surface exploration drilling consists of an array of over 900 drill holes with a maximum horizontal spacing between holes of 1,000 feet. Exploration activities historically also included driving and then drilling from two exploratory underground adits not currently in active use, the West Fork Adit and the Frog Pond Adit. Comprehensive evaluation of PGM mineralization encountered in the J-M Reef has allowed delineation of indicated ore reserves adjacent to the Stillwater and East Boulder Mines and confirmation of the existence of mineralized material over much of the remaining strike length. Exploration to date has defined sufficient probable ore reserves to sustain mining for a number of years in the future. It is the Company’s practice to systematically convert its established probable ore reserves to the proven ore category as mine development progresses by performing definition drilling and evaluation coincident with planned advances of underground development.
     A key element of the Company’s development activities in the Stillwater Complex consists of ongoing efforts to convert its established probable ore reserves into proven ore reserves by extending the lateral and vertical development of the Stillwater and East Boulder Mines. These ongoing activities involve constructing and extending mine development workings to access established ore reserves and continuously advancing definition drilling, engineering and mine plans to replace depleted ore reserves. During 2008, 2007 and 2006, $55.9 million, $65.5 million and $74.8 million, respectively, were incurred in connection with capitalized mine development and are included in total capital expenditures. Beginning in 2004 the Company undertook an initiative to expand its proven ore reserves to equal 40 months of production at full permitted capacity. This initiative has reached a point where both mines have achieved at least 40 months of proven reserves at current production rates. Mine development expenditures in 2009 will be pared back to a level just adequate to sustain operations in an effort to conserve cash. The developed state of the mines has reached a point where these cutbacks can be accommodated without impairing the long-term viability of the operations.
     The following table outlines measures that are used by the Company to gauge progress on resource development activities:

Location and Development Activity	2008	2007	2006
Stillwater Mine
New Primary Development (equivalent feet)(1)	25,047	26,033	31,156
New Footwall Lateral (equivalent feet)(1)	10,836	10,987	15,257
New Definition drilling (feet)	358,761	311,607	436,920

East Boulder Mine
New Primary Development (equivalent feet)(1)	9,963	13,015	15,235
New Footwall Lateral (equivalent feet)(1)	4,254	6,283	6,077
New Definition drilling (feet)	140,944	179,845	226,597

(1)	Based on one linear foot of excavation, 11 feet wide by 12 feet high (cross-section of 132 ft.2).
     During the fourth quarter of 2006, the Company invested $1.9 million to secure approximately an 11% interest in Pacific North West Capital Corp., a Canadian exploration company that centers its efforts on identifying and defining potential PGM reserve targets. Management determined that pursuing exploration through Pacific North West Capital Corp, and its seasoned exploration staff was an effective alternative to developing an in-house exploration program at that time. In 2008 and 2007 respectively, the Company invested an additional $2.0 million and $0.7 million in Pacific North West Capital Corp. to maintain an approximate 10% equity interest and to fund certain exploration activities including the Good News Bay exploration project in Alaska. The Company terminated its exploration agreements with Pacific North West Capital Corp. during 2008 and plans no further equity investment in Pacific North West Capital Corp. in 2009. The Company determined that its investment in Pacific North West Capital Corp. was impaired and wrote down its equity investment by $1.8 million in 2008.
     On July 3, 2007, the Company invested $1.5 million in Benton Resources Corp. (Benton), a Canadian exploration company, providing the Company with an opportunity for future participation in Benton’s Goodchild Nickel-PGM Project, north of Marathon, Ontario, Canada, as well as several other areas of interest and an equity interest in Benton itself. In July 2008, the Company invested an additional $2.0 million to exercise its option to purchase additional Benton shares and maintain a participating interest in the Goodchild Nickel-PGM Project. Goodchild Project exploration activities are ongoing and fully-funded through completion of the current phase of exploration. As warranted by project results, the Company will determine in July 2009 whether or not to exercise its options to increase its equity interest in Benton and maintain or terminate its participating interest in the Goodchild Project. The Company determined that its investment in Benton Resources Corp. was impaired and recorded a write-down of $1.6 million in 2008.
METALLURGICAL COMPLEX
     Smelter The Company owns a smelter facility and associated real estate located in Columbus, Montana. The smelter facility consists of an electric furnace, two top blown rotary converters (TBRC’s), a matte granulator and gas handling and solution regeneration systems. The smelter’s capacity is approximately 120 tons of total feed per day.
     In 2008, the Company began constructing a second smelter furnace at the Columbus facility to accommodate forecasted levels of future processing; mitigate any potential operational risk, as virtually all of the Company’s metal production is dependent on the availability of the smelter facility; and allow the Company to continue processing during periodic scheduled shutdowns for replacing the refractory lining in the existing furnace. The 2008 expenditures included about $12.9 million toward completion of the second electric furnace. The Company anticipates commissioning of the new furnace will begin in the first quarter of 2009.
     Concentrates from the mine sites are transported to the smelter, dried, and fed into a 5.0-megawatt electric furnace, where the concentrates normally are commingled with spent auto catalyst material from the Company’s recycling segment. The combined feed is melted in the furnace, where the lighter silica-rich slag separates out into a distinct layer that floats on the heavier PGM-rich matte. The matte is tapped from the furnace periodically and granulated. This granulated furnace matte is then processed in a TBRC, which separates iron from the converter matte. The converter matte is poured from the TBRC, granulated and transferred to the base metals refinery for further processing. The granulated converter matte, approximately 6% of the original smelter feed by weight, consists principally of copper and nickel sulfides containing about 1.5% PGMs. The slag is separately tapped from the furnace, cooled and returned to the mine for reprocessing.
     The gases released from the smelting operations are routed through a gas/liquid scrubbing system, which removes approximately 99.8% of the contained sulfur dioxide. Spent scrubbing solution is treated in a process that converts the sulfur dioxide into gypsum, or calcium sulfate, and regenerates clean scrubbing solution. The gypsum is sold for use as a soil amendment by farmers and as a water treatment additive in the coal bed methane industry.
     Base Metal Refinery The Company’s base metal refinery is located on property the Company owns adjacent to the smelter in Columbus, Montana.
     The base metal refinery utilizes the patented Sherritt Process, whereby a sulfuric acid solution dissolves the nickel, copper, cobalt and residual iron in the converter matte. These metals are separated from the PGM-bearing converter matte and the copper and nickel ultimately are marketed as by-products. Iron is precipitated from an iron-copper-nickel-cobalt solution and is returned to the smelter to be processed and removed in the slag. A nickel crystallizer circuit produces a crystalline nickel sulfate by-product containing minor amounts of cobalt, which is marketed under sales contracts with various companies. A copper electrowinning circuit removes copper from solution as cathode copper that is marketed to copper refiners for upgrading to commercial grade material. The removal of these metals upgrades the PGM fraction of the converter matte product substantially from about 1.5% PGMs to approximately 37% PGMs.
     The base metal refinery produces a palladium, platinum and rhodium-rich filter cake, which also contains minor amounts of gold and silver. This filter cake is shipped to third-party precious metal refineries in New Jersey and California under tolling agreements that provide the Company with returns of finished metal. The palladium and platinum metals are returned to the Company’s account as 99.95% purity sponge; rhodium, gold and silver are also returned to the Company’s account. The refined metal is then available for delivery to the Company’s customers. The Company pays its refiners a per-ounce refining charge for the toll processing of the refined filter cake, and they also retain a small percentage of the contained metals.
     During 2008, 2007 and 2006, total by-product (copper, nickel, gold and silver, plus mined rhodium) sales proceeds were $36.8 million, $53.8 million and $42.6 million, respectively. Historically, for financial reporting purposes, the Company has credited these by-product sales proceeds against production costs. However, with the substantial growth in by-product sales proceeds in recent years, the Company has determined to include by-product sales within Mine production revenues in its financial statements. The Company has reclassified these by-product credits as mine production revenues for all prior periods referenced to conform to the current year’s presentation
     The Company’s significant repair and maintenance costs in connection with planned major maintenance activities are expensed as incurred. The Company does not accrue in advance for major maintenance activities, but, when practicable, tries to disclose in advance in its public filings any planned major maintenance activities that may affect operations.
RECYCLING ACTIVITIES
     The Company regularly sources spent catalytic converter materials containing PGM metals from third-party suppliers and processes them through its metallurgical complex. Such materials may either be purchased outright or may be processed and returned to the supplier for a tolling fee. The spent catalytic material is collected by the third party suppliers, primarily from automobile repair shops and automobile yards that disassemble old cars for the recycling of their parts. From time to time, the Company also processes spent PGM catalysts from petroleum refineries normally on a tolling basis.
     Upon receipt of the PGM materials for recycling, they are crushed and sampled prior to their being blended with mine concentrates for smelting in the electric furnace. Nickel and copper sulfides which occur naturally in the mine concentrates act as a metallurgical collector to facilitate the chemical extraction of the PGMs from the recycled material.
     The Company has been processing small spot shipments of spent catalysts since 1997. In October 2003, the Company entered into a long-term metal sourcing agreement with a major U.S. collector of PGM catalyst for recycling. The terms of this agreement have been modified from time to time to reflect changes in the recycling industry. The specific commercial terms of this agreement are confidential. During 2007, the Company entered into a second, smaller sourcing agreement for automotive catalysts with another supplier based outside of the U.S. on terms similar to those in the first agreement. Under these sourcing agreements, the Company advances cash for purchase and collection of these spent catalyst materials. These advances are reflected as Advances on inventory purchases on the balance sheet until such time as the material has been received and title has transferred to the Company.
     Recycled ounces sold, excluding tolled material, increased in 2008 to 275,000 ounces compared to 245,000 ounces in 2007. In addition to purchased material, the Company returned 126,000 ounces of PGMs on a tolling basis in 2008, up from 112,000 tolled ounces in 2007. In total, recycled volumes fed to the smelter increased to 398,100 ounces of PGMs in 2008, up 6.7% from 373,000 ounces in 2007.
     The Company records revenue and costs of metals sold for the processing of these recycled materials. Revenues were $475.4 million, $326.4 million and $269.9 million for 2008, 2007 and 2006, respectively. Costs of metals sold were $445.3 million, $307.1 million and $251.2 million for 2008, 2007 and 2006, respectively. For purposes of calculating total mining cash costs per ounce and per ton (non-GAAP measures), the Company treats the net proceeds from recycling activities as an operating credit, offsetting a portion of the mining and processing costs. As noted earlier, the Company’s PGM recycling activities are dependent on copper and nickel present in the mine concentrates for the extraction of PGMs from the spent catalyst. The net proceeds from the processing of recycled catalysts in 2008, 2007 and 2006, including financing charges, reduced total cash costs of mining (a non-GAAP measure) by $36.9 million, $25.8 million and $24.6 million, respectively.
     In view of the financial crisis and contraction in the Company’s business, volumes of recycling materials available in the marketplace have diminished substantially in response to lower PGM prices. These lower recycling volumes result in less earnings and cash flow from the recycling segment, and therefore less economic support for the mining operations. Should it become necessary to reduce or suspend operations at the mines for economic reasons, whether because of limited recycling support or otherwise, the proportion of operating costs allocated to the recycling segment could increase, making the recycling segment less competitive. Further, the ability to operate the smelter and refinery without significant volumes of mine concentrates would likely require modification to the processing facilities. While management believes it can operate these facilities in such a manner, there is no assurance that the recycling facilities can operate profitably in the absence of significant concentrates from the mines, or that capital would be available to complete necessary modifications to the processing facilities.
     Because of the significant quantities of recycling material typically processed through its smelter and base metal refinery and the substantial time required for processing, the Company usually carries large inventories of recycling material in process. However, the economic contraction during the fourth quarter of 2008 also resulted in lower working capital needs. Working capital associated with these recycling activities as inventories and advances was $23.3 million and $83.7 million at December 31, 2008 and 2007, respectively. The Company has taken certain non-cash charges on its advances respecting inventory purchases related to its recycling segment. In 2008, $26.0 million of the Advances on inventory purchases balance was written down. The Company is pursuing collection of these advances through all appropriate means. The Company is in the process of reviewing what changes can be made in the advance process to minimize risk, while at the same time continuing to support and further the recycling segment as it is complementary to its mining operations and can be very profitable if the risks can be controlled.
OTHER PROPERTIES
     The Company owns a 17,600 square foot warehouse facility and leases 10,100 square feet of office space in buildings in Columbus, Montana and 11,000 square feet of office space in Billings, Montana. The Company’s corporate office was located in the office space leased in Billings, Montana until early 2009, at which time the corporate office was relocated to Columbus, Montana. The Company is still party to the office lease in Billings, Montana, but intends to sublease out the office space for the remainder of the lease term. The annual lease expense for the offices in Columbus is $63,000 per year. The annual lease expense for the Company’s former headquarters in Billings is $233,000 per year. The Company also owns parcels of rural land in Stillwater and Sweet Grass Counties, Montana, near its mine sites totaling approximately 3,364 acres and additional properties in the communities of Columbus and Big Timber, Montana, which are used as support facilities.
LONG-TERM FINANCING
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
     The debentures were sold to an “accredited investor” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial investor offered and resold the debentures to “qualified institutional buyers” under Rule 144A of the Securities Act. An affiliate of MMC Norilsk Nickel, with the approval of the Company’s public directors, purchased $80 million of the debentures, thereby maintaining its majority ownership position in the Company.
     In connection with the issuance of the debentures, the Company agreed to file a shelf registration statement with the Securities and Exchange Commission (SEC) for the resale of the debentures and the common stock issuable upon conversion of the debentures and to use reasonable best efforts to cause it to become effective, within an agreed-upon period. The Company also agreed to periodically update the shelf registration and to keep it effective until the earlier of (1) the date the debentures or the common stock issuable upon conversion of the debentures is eligible to be sold to the public pursuant to Rule 144 of the Securities Act or (2) the date on which there are no outstanding registrable securities. Except for the debentures held by Company affiliates, the six-month holding period prescribed in Rule 144 has now elapsed, and management believes the debentures are now eligible to be sold to the public in the secondary market.
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
     In connection with the issuance of the debentures, the Company incurred $5.1 million of issuance costs, which primarily consisted of investment banking fees, legal and other professional fees. These costs are classified within Other noncurrent assets and are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders can require repurchase of the debentures, which is March 15, 2013. Amortization expense related to the issuance costs of the debentures was $0.8 million for the year 2008, and the interest expense on the debentures was $2.7 million for the year 2008. The Company made cash payments of $1.7 million for interest on the debentures during 2008.
     The Company used a portion of the proceeds of the debenture offering to retire $98.3 million of term debt and terminate a $40 million revolving credit line under its previous credit facility. Interest expense for 2008 includes approximately $0.2 million of amortization expense and $2.2 million for the non-cash write-off of unamortized issuance costs on the prior facility. In conjunction with terminating the revolving credit line, the Company posted $20.7 million of restricted cash during 2008 to collateralize stand-by letters of credit previously supported by that facility.
PGM SALES AND HEDGING ACTIVITIES
Mine Production
     Palladium, platinum, rhodium, gold and silver are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity (rhodium of 99.9%) in sponge-form are transferred upon sale from the Company’s account at third-party refineries to the account of the purchaser. By-product metals are normally sold at market prices to customers, brokers or outside refiners. Copper and nickel by-products, however, are produced at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales, previously reflected as a reduction to costs of metals sold, are now included in revenues from mine production. During 2008, 2007 and 2006, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $36.8 million, $53.8 million and $42.6 million, respectively.
     The Company has entered into long-term sales contracts with Ford Motor Company and General Motors Corporation, covering production from the mines, that contain guaranteed floor and, in some cases, ceiling prices for metal delivered. Metal sales under these contracts, when not affected by the guaranteed floor or ceiling prices, are priced at a slight discount to market. Under these sales contracts, the Company currently has committed 100% of its palladium production and 70% of its platinum production from mining through 2010. After 2010, 20% of the Company’s total mine production of palladium, along with additional palladium ounces to be procured from other sources at the Company’s discretion, are committed for sale in 2011 and 2012 under these contracts. None of the Company’s platinum production after 2010 is committed for sale under these contracts.
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
     In view of the very difficult economic climate and the challenges faced by the auto industry worldwide, the Company is monitoring closely the financial condition of its customers. Both Ford Motor Company and General Motors Corporation have seen their credit ratings downgraded significantly over the past several years. There can be no assurance that one or both of these customers will not file for bankruptcy protection in the future, which could result in the cancellation of the respective PGM sales agreements. Federal financial assistance to automotive manufacturers cannot be assured and pressures for the restructuring or combination among manufacturers may increase, with potentially negative impacts on the Company. At recent price levels, the loss of the pricing floors in these sales agreements could have a material adverse effect on the Company. The Company is undertaking steps to restructure its operations in order to mitigate this exposure, but cost levels have not yet been reduced sufficiently to compensate for loss of these contracts with PGM prices at their recent levels.
     Metal delivery commitments under the long-term sales agreements generally fluctuate based upon fixed percentages of actual mine production, with discretionary sourcing flexibility for any additional quantities. The contracts also contain termination provisions that allow the purchasers to terminate in the event the Company breaches certain provisions of the contract and the Company fails to cure the breach within periods ranging from 10 to 30 days of notice by the purchaser. The long-term sales contracts qualify for the normal sales exception as provided in Statement of Financial Accounting Standard (SFAS) No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, in SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Consequently, they are not subject to the hedge accounting requirements of SFAS No. 133 because they require physical delivery and do not settle net. The floors and ceilings embedded within the long-term sales contracts have economic characteristics and risks clearly and closely related to the economic characteristics and risks of the host contracts and so are treated as part of the host contract, not as separate derivative instruments, as provided in SFAS No. 133.
     The Company has historically entered into derivative contracts and hedging arrangements from time to time to manage the effect on the Company’s cash flow of fluctuation in the price of palladium and platinum from mine production. Hedging activities consist of fixed forwards for future delivery of specific quantities of PGMs at specific prices, and financially settled forwards that provide for net cash settlement of forward sales. Gains or losses can occur as a result of hedging strategies if the derivative contracts ultimately settle at prices above or below market. The Company recorded offsets to revenue in 2008 totaling $12.8 million for fixed forward and financially settled forward contracts (covering 15,000 ounces of platinum) that settled below market price during 2008. Corresponding hedging offsets to revenue recorded in 2007 and 2006 totaled $31.7 million and $31.1 million, respectively. On June 30, 2008, the Company settled its last remaining financially settled forward agreements covering future anticipated platinum sales out of mine production. Consequently, after June 30, 2008, the Company was no longer party to any further hedges on its mined platinum production. See Note 6 “Derivative Instruments” to the Company’s 2008 audited financial statements for further information.
Recycling Activities
     The Company has excess smelter and base metal refinery capacity and purchases catalyst materials from third parties for recycling activities to recover PGMs. The Company has entered into long-term sourcing agreements for catalyst material with two vendors, one of which provides most of the Company’s catalyst for recycling. Under these sourcing agreements, the Company advances cash for purchase and collection of these spent catalyst materials. These advances are reflected as Advances on inventory purchases on the balance sheet until such time as the material has been received and title has transferred to the Company. In 2008, the Company wrote off $26.0 million of the balance in Advances on inventory purchases. See “Business and Properties – Risk Factors – Recycling Activities.”
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
     With the increased sourcing flexibility under the automotive sales agreement that was amended and renegotiated in August of 2007, the Company generally has elected to fulfill a portion of its delivery commitments under the amended contract out of recycled palladium. Consequently, a portion of the Company’s palladium from recycling from time to time has been priced using financially settled forward sales, which allows the Company to price the metal forward. Because these financially settled forward sales inherently settle net, they are not eligible for the normal sales exemption under the provisions of SFAS No. 133, as amended. The Company has elected not to designate these financially settled forward sales as hedges. Changes in fair value of these financially settled forwards at the end of each accounting period are reflected in recycling revenue. The corresponding net realized loss on these derivatives was $162,000 in 2008 compared to a net realized loss of $174,000 in 2007. There were no financially settled forward contracts outstanding at December 31, 2008.

     All of the Company’s recycling forward sales transactions open at December 31, 2008, will settle at various periods through June 2009. See Note 6 “Derivative Instruments” to the Company’s 2008 audited financial statements for further information. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. No margin deposits were required or outstanding as of December 31, 2008 or 2007.
Other activities
     The Company makes other open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $20.0 million and $15.4 million on 48,800 and 43,800 ounces of palladium that were purchased in the open market and re-sold for the years ended December 31, 2008 and 2007, respectively.
Palladium acquired in connection with Norilsk Nickel transaction
     The Company entered into sales agreements during the first quarter of 2004 to sell the palladium received in the 2003 stock purchase transaction with Norilsk Nickel. Under these agreements, the Company sold 36,500 ounces of palladium per month, beginning in February of 2004 at a slight volume discount to market price. Additionally, under one of these agreements, the Company was committed to provide 3,250 ounces of platinum and 1,900 ounces of rhodium per month, also at a slight discount to market price. This sales program was completed, and the associated sales agreements terminated, during the first quarter of 2006.
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
     Of the Company’s 995 controlled claims, 869 are subject to royalties, including 711 subject to a 5% net smelter royalty payable to Franco Nevada U.S. Corporation (formerly Newmont Capital Limited), 56 subject to a 0.35% net smelter royalty payable to the Mouat family, and 102 subject to both royalties. During 2008, 2007 and 2006, the Company incurred royalty expenses of $14.6 million, $15.7 million and $14.5 million, respectively. At December 31, 2008, 100% of the Company’s proven and probable ore reserves were secured by either its control of 161 patented mining claims or the 9 current first-half certified claims pending final action under the April 2005 appeal ruling by the IBLA. Processing facilities at the East Boulder Mine are situated on 127 validated unpatented millsite claims.

SAFETY
     Mining operations are conducted at the Stillwater Mine and at the East Boulder Mine and involve the use of heavy machinery and drilling and blasting in confined spaces. The pursuit of safety excellence at the Company continues with the utilization since 2001 of the Company’s “G.E.T. (Guide, Educate and Train) Safe” safety and health management systems. Efforts are focused on accident prevention, seeking safer methods of mining and increased employee awareness and training. Areas of specific focus include enhanced work place examinations, safety standards implementation and compliance, accident/incident investigations, near miss reporting and use of loss control representatives who are part of the mining workforce. Employee-led focus teams have been successful in proactively solving many safety related challenges. The Company continues to use focus teams to address specific safety and health related issues. The Company has partnered with MSHA on several occasions for purposes of education, training, research, and technology sharing. Several breakthrough results have resulted from this partnership. Most noteworthy are the completion of a jointly created training seminar for MSHA inspectors and Company supervisors and cooperative study and research efforts for reducing employee exposures to noise and diesel particulate matter.
     During 2008, continued focus on improving Company safety performance resulted in an overall Company reportable accident incidence rate reduction for employees of 8.3% from 2007. This equates to a 75% reduction in incidence rates for Company employees since the inception of the “G.E.T. Safe” safety management systems in 2001. During 2008, the mill at the East Boulder Mine received the Department of Labor’s “Sentinels of Safety” Award for 2007 outstanding safety performance. The metallurgical complex in Columbus, Montana, continued to maintain a low incidence rate while being recognized by the Montana Department of Labor and Occupational Safety and Health Administration (OSHA) as a leader in workplace safety. In May of 2008, the Company’s base metal refinery in Columbus, Montana was recognized for twelve years of operation without a lost-time accident; this accident-free record subsequently has continued through the end of 2008. The analytical laboratory achieved seven years of operation without a lost-time accident during 2008.
     The smelter, base metal refinery and laboratory continue to participate in and support the Montana Department of Labor’s Safety and Health Achievement Recognition Program (“SHARP”). They have all received SHARP recognition numerous times. The smelter received SHARP recognition in December of 2008. The base metal refinery and laboratory have both applied for SHARP recognition.
     The SHARP program recognizes employers who have demonstrated exemplary achievements in workplace safety and health. By meeting the SHARP inspection requirements, these facilities may be exempt from general OSHA inspections for one year. During 2008, employee participation and involvement was further enhanced through the continued implementation of internal safety auditing processes.
EMPLOYEES
     As of December 31, 2008 and 2007, the Company had 1,364 and 1,625 employees, respectively, in the following areas:

	Number of
	Employees at
	December 31,
SITE	2008	2007
Stillwater Mine	869	845
East Boulder Mine	261	551
Smelter and Refinery Complex	169	161
Administrative Support	65	68

Total	1,364	1,625

     In response to sharply lower market prices for the Company’s principal products, platinum and palladium, during the fourth quarter of 2008, the Company issued a notice at East Boulder Mine under the WARN Act and restructured its workforce company-wide. Some of the miners at East Boulder Mine were transferred to the Stillwater Mine to bolster operations there, replacing contractors and provisional employees. Staff and support personnel at all Company locations also were reduced. As part of the same effort, in early January 2009 the Company consolidated its corporate functions in Columbus, Montana, and closed the headquarters office in Billings, Montana.

     All of the Company’s hourly employees at the Stillwater Mine, the East Boulder Mine, the smelter and the base metal refinery are represented by the United Steelworkers of America (USW). The Company is party to a four-year labor agreement expiring on July 1, 2011, that covers substantially all hourly workers at the Stillwater Mine, the smelter and the base metal refinery and provides for annual wage increases of approximately 3.5% per annum. Separately, the labor contract covering all hourly workers at the East Boulder Mine is due to expire on July 1, 2012. See “Business and Properties – Risk Factors.”
REGULATORY AND ENVIRONMENTAL MATTERS
     General The Company’s business is subject to extensive federal, state and local government controls and regulations, including regulation of mining and exploration which could involve the discharge of materials and contaminants into the environment, disturbance of land, reclamation of disturbed lands, associated potential impacts to threatened or endangered species and other environmental concerns. In particular, statutes including, but not limited to, the Clean Air Act, the Clean Water Act, the Solid Waste Disposal Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act and the National Environmental Policy Act, impose permit requirements, effluent standards, air emission standards, waste handling and disposal restrictions and other design and operational requirements, as well as record keeping and reporting requirements, upon various aspects of mineral exploration, extraction and processing. In addition, the Company’s existing mining operations may become subject to additional environmental control and mitigation requirements if applicable federal, state and local laws and regulations governing environmental protection, land use and species protection are amended or become more stringent in the future. The Company is aware that federal regulation under the Solid Waste Disposal Act governing the manner in which secondary materials and by-products of mineral extraction and beneficiation are handled, stored and reclaimed or reused are subject to frequency review by the agencies which could affect the Company’s facility design, operations, and permitting requirements. See “Business and Properties – Risk Factors.”
     The Stillwater Mine and East Boulder Mine are located on the northern edge of the Absaroka-Beartooth Wilderness Area, about 30 miles north of Yellowstone National Park. Due to the proximity of the Company’s operations to Yellowstone National Park and a wilderness area, the Company’s operations are subject to stringent environmental controls that may adversely impact the Company’s operations. For example, increasingly stringent requirements may be adopted under the Clean Water Act, Clean Air Act or Endangered Species Act which could require installation of environmental controls not required of competitors located overseas. See “Business and Properties – Risk Factors.”
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
     On May 20, 2006, new federal regulations went into effect that as of May 20, 2008, tightened the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners from the prior level of 308 μg/m3 of elemental carbon to the new limit of 160 μg/m3 of total carbon. Appropriate measurement methods and emission control standards do not yet exist that would ensure compliance in the Company’s mining environment with this new standard. The Company is aggressively utilizing existing and exploring alternative technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with Mine Safety and Health Administration, (MSHA), the National Institute for Occupational Safety and Health (NIOSH) and various other companies in the mining industry to share best practices and compliance strategies. The Company’s compliance efforts in this area include using catalytic converters and DPM filters, cleaner-burning biodiesel fuel blends, replacing a portion of its underground equipment fleet with battery-powered units, and experimenting with other emerging emission control technologies. While the initial results in each case are promising and the Company believes that MSHA will continue to support these efforts, in the absence of full compliance there can be no assurance that the Company will not be held in violation of the standard and be subject to an MSHA enforcement action. MSHA continues to support the Company’s implementation efforts and granted the Company a special one-year extension for certain areas of its Stillwater Mine. This special extension expired on November 28, 2008. The Company has applied for an additional extension and while the additional extension has not been granted to date, the Company has no indications that an additional extension will be denied for its Stillwater Mine. The East Boulder Mine has obtained a one-year extension applicable to certain areas of the mine for a period of one year commencing on May 21, 2008, subject to specified conditions being met during the period of the special extension. The Company continues to comply with the conditions outlined in the special extension granted May 21, 2008. MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated. No assurance can be given that any lack of compliance will not impact the Company.
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
     In the first quarter of 1999, an environmental group filed a complaint against the Montana DEQ challenging the adequacy of the Environmental Impact Statement and reclamation provisions developed in connection with the amendment to the permit. The Company was not named in the complaint. In mid-2000, the Company signed an agreement with the group and its affiliates (the Councils). Under the terms of the agreement, the Councils withdrew litigation against the Montana DEQ. The Councils also agreed not to file a protest against the renewal of the Company’s water quality permit at the East Boulder Mine. For its part, the Company agreed to programs that reduce traffic flows to both the Stillwater Mine and the East Boulder Mine. In addition, the Company is funding expanded monitoring programs and the development of a watershed partnership for the Boulder River basin to assist residents in improving the quality of surface and ground water. In August of 2005, this agreement was mutually amended to acknowledge the progress made in implementing the agreement and completing and finalizing many of the agreements requirements. Additionally, future commitments were reviewed and amended as appropriate in an effort to bring the agreement current with existing environmental conditions, updated technical data and changes to schedules and monitoring plans resulting from information gathered during the previous 5-year period. The Company estimates the total cost of all the environmental programs associated with the implementation of the agreement to be $250,000 to $400,000 annually.
     The Company’s environmental expenses were $3.6 million, $2.9 million and $2.3 million in 2008, 2007 and 2006, respectively. The Company had capital expenditures for environmental facilities during 2008, 2007 and 2006 of $1.1 million, $0.8 million and $1.7 million, respectively. The Company’s ongoing operating expenditures for environmental compliance are expected to total at least $3.0 million per year and will be expensed as incurred.
MMC NORILSK NICKEL INVESTMENT
     On June 23, 2003, the Company issued 45,463,222 new shares of its common stock to Norimet, a wholly-owned subsidiary of MMC Norilsk Nickel, a Russian joint stock company. The Company received consideration from Norimet consisting of $100.0 million in cash and 877,169 ounces of palladium valued at $148.2 million as of June 23, 2003. The aggregate value of the consideration was $248.2 million. The Company was required to use one-half of the cash proceeds to prepay its term loans and was required to offer one-half of any cash received from the sale of the palladium ounces as a prepayment of a previous credit facility. The previous credit facility was replaced in August of 2004, and, under the terms of the modified credit agreement, the Company was required to utilize 25% of the remaining cash proceeds received from the sale of these palladium ounces as a prepayment of the modified credit facility. This modified credit facility was paid-off with the proceeds of the debenture offering in March 2008. See “Long-term Financing” above.
     On September 3, 2003, Norimet completed a cash tender offer to acquire 4,350,000 additional shares of the Company’s outstanding common stock. As of February 13, 2009, Norimet owned 49,813,222 shares or 53.1% of the Company’s outstanding common stock. An affiliate of MMC Norilsk Nickel, with the approval of the Company’s public directors, purchased $80 million of the $181.5 million in senior convertible debentures issued and sold by the Company in March of 2008, thereby maintaining its majority ownership position in the Company. See Note 14 “Debt Obligations” to the Company’s 2008 audited financial statements for further information.
COMPETITION: PALLADIUM AND PLATINUM MARKET
GENERAL
     Palladium and platinum are rare precious metals with unique physical qualities that are used in diverse industrial applications and in the jewelry industry. The development of a less expensive alternative alloy or synthetic material with the same characteristics as PGMs for industrial purposes could have a material adverse effect on the Company’s operations. Although the Company is unaware of any such alloy or material, there can be no assurance that none will be developed. Jewelry demand is influenced by a variety of external factors, including fashion trends, metal prices and the general state of the economy. Adverse changes in any of these factors could negatively affect the Company’s financial performance.
     The Company competes with other suppliers of PGMs, some of which are significantly larger than the Company and have access to greater mineral reserves and financial and commercial resources. Some significant suppliers produce platinum in greater quantities than palladium and thus currently enjoy average per ounce revenue greater than the Company. Some significant suppliers of PGMs produce palladium and platinum as by-products of other production. See “Global Supply” below. New mines may open over the next several years, increasing supply. Furthermore, the volume of PGMs recovered through recycling scrap sources, mostly spent automotive and industrial catalysts, is growing rapidly. There can be no assurance that the Company will be successful in competing with these existing and emerging PGM producers. See “Business and Properties – Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
GLOBAL DEMAND
     The unique physical qualities of PGMs include: (1) a high melting point; (2) excellent conductivity and ductility; (3) a high level of resistance to corrosion; (4) strength and durability; and (5) strong catalytic properties.
     Johnson Matthey has estimated that demand for palladium increased by approximately 3.75% to 7.19 million ounces during 2008. Their Platinum 2008 Interim Review Report published in November 2008 (Johnson Matthey or the Johnson Matthey report), anticipated that 2008 palladium demand would increase from 2007 usage due to strong demand growth in the jewelry and electronics sectors, and by strong investor interest in palladium. They projected that growth in the automotive demand in the developing world would partially offset the downturn in the U.S. and Western Europe.
     The largest application for palladium is in automotive catalytic converters. In 2008, this industry consumed approximately 3.5 million ounces (net of recycling), or about 49% of the worldwide palladium demand. Overall, net consumption of palladium in catalytic converters is off by about 2.5% from 2007. Industrial demand for palladium includes applications in electronics and the chemical industry; Johnson Matthey indicates year-on-year demand for industrial palladium is up nearly 5.5% at about 1.7 million ounces. Johnson Matthey estimates that approximately 1.3 million ounces, or 18% of 2008 palladium demand, was consumed in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices. Jewelry demand for 2008 was projected by Johnson Matthey to increase by about 7.6% over the previous year to about 0.78 million ounces. The increased jewelry demand reflects Johnson Matthey’s view that recycling of palladium jewelry in China has now fallen off, so a higher percentage of sales there now represent new demand. Johnson Matthey also reported that dentistry continues to be a major user of palladium for gold-based dental alloys, and that dental demand remained about flat at approximately 0.6 million ounces, or 9% of total palladium demand for 2008. Investment demand increased sharply in 2008 to an estimated 470,000 ounces, about 6.5% of total palladium demand.
     According to Johnson Matthey, demand for palladium in the next several years is expected to continue growing, driven primarily by its expanding role in catalytic converters to reduce harmful automobile emissions. Over the past several years, the pricing disparity between platinum and palladium has driven research into substituting palladium for platinum in diesel catalytic converters where by the palladium content can be increased to as much as 40% of the total PGMs in diesel catalytic converters being produced today. Jewelry consumption is difficult to forecast in tight economic conditions, but interest in palladium jewelry remains strong to date in China, the largest palladium jewelry market. Electronic applications for palladium also have continued to expand.
     Johnson Matthey estimates that palladium supplied into the market, including sales out of Russian government inventories, exceeded demand by about 320,000 ounces in 2008, a much narrower surplus than in prior years. Prices for palladium in 2008, based on London Metals Exchange afternoon postings, ranged from a high of $582 per ounce to a low of $164 per ounce and ended 2008 at $183 per ounce.

     Charts reproduced from the Johnson Matthey Platinum 2008 Interim Review. Permission to reproduce was neither sought nor obtained.

     Johnson Matthey anticipated that 2008 demand for platinum would decline by 2.3% to about 6.52 million ounces in 2008 from 6.68 million ounces in 2007. Platinum purchases by the auto catalyst sector (net of recycling volumes) were projected to rise very slightly during 2008 by 0.6% to 3.26 million ounces, driven principally by diesel engine usage. Regulation of diesel engine emissions from both light and heavy-duty diesel vehicles is tightening worldwide.
     Jewelry demand for platinum in 2008 was expected to drop by 23% to 1.12 million ounces, reflecting the impact of very high platinum prices and heavy jewelry recycling during the first half of 2008. Lower prices in the second half of 2008 allowed some restocking by retailers, but the effects of the weakening economy are difficult to project.
     Industrial uses of platinum include the production of data storage disks, fiberglass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells. Johnson Matthey projects that industrial consumption of platinum during 2008 increased by about 10.5%, with particularly strong growth in glass and chemical applications.
     In Johnson Matthey’s view, the outlook for platinum demand is mixed in the immediate future, clouded by the weak economic climate. Automotive demand should get a boost from the shift to Euro 5 emission standards in late 2009, but the overall base could be depressed. Jewelry and investment demand, likewise, should be strengthened by lower platinum prices, but discretionary activities may be curtailed until economic conditions look brighter.
     Johnson Matthey estimates that platinum supplied to the market fell short of demand by about 0.24 million ounces in 2008. The price of platinum during 2008, based on London Metals Exchange afternoon postings, ranged from a high of $2,230 per ounce, reached on March 6, 2008, to a low of $763 per ounce on October 27, 2008, and closed the year trading at $898 per ounce. See “Business and Properties – Risk Factors.”

GLOBAL SUPPLY
     On the supply side, Johnson Matthey noted that their tally of 2008 PGM supply excludes large transfers of palladium out of Russian state inventories subsequent to August 2008 that they assume will be held in Western inventories and not supplied to market during 2008. Johnson Matthey acknowledges that, going forward, these Russian inventory sales constitute a significant uncertainty in projecting annual palladium supply. Absent these state transfers late in 2008, Johnson Matthey anticipates that palladium supplied to market in 2008 declined by 12.5% from 2007 levels.
     The leading global sources of palladium and platinum production are mines located in the Republic of South Africa and the Russian Federation. The Johnson Matthey report estimates that South Africa provided approximately 33.6% of the palladium and 76.1% of the platinum sold worldwide during 2008. The same report also estimates that the Russian Federation, as a by-product of nickel production from Norilsk Nickel and excluding transfers out of government inventories after August, provided approximately 49.8% of the palladium and approximately 13.6% of the platinum worldwide in 2008 (see charts below). (In preparing these estimates, Johnson Matthey treats PGM recycling volumes as an offset against demand, rather than as new supply.)

     Charts reproduced from the Johnson Matthey Platinum 2008 Interim Review. Permission to reproduce was neither sought nor obtained.
     Supply numbers provided by Johnson Matthey are for metals entering the market and do not necessarily represent metals produced during the years shown. For palladium this may constitute a significant year-to-year difference because of unpredictable releases out of the substantial inventories held by the Russian Government, as well as those held by the auto companies and by speculators. For platinum this inventory effect is less significant, as inventories held by governments or private institutions have not been as material recently. According to Johnson Matthey, annual worldwide mine production of palladium for 2008 is estimated at 6.7 million ounces, down from about 7.1 million ounces in 2007. Annual worldwide production of platinum for 2008 is estimated at 6.3 million ounces, down from about 6.6 million ounces in 2007, mostly reflecting production issues in South Africa.
     Johnson Matthey expects the overall supply of palladium will continue to decline by about 1.0 million ounces in 2008 to 7.5 million ounces as a result of reduced PGM supply from Russia and South Africa. Norilsk Nickel in Russia has estimated production of approximately 2.9 million ounces of palladium in 2008 as a by-product of nickel mining. As already noted, Russian stockpile sales reportedly totaled about 0.8 million ounces of palladium in 2008, down from almost 1.5 million ounces in the prior year. The extent of the Russian government stockpiles of palladium is not known, but if they are extensive, and if they are disposed of in the market in significant quantities, the increased supply could depress future palladium prices.
     In addition to these sources, PGMs are recovered from automotive catalytic converters acquired from scrap dealers. A growing industry has developed in the collection and recovery of PGMs from scrap sources, including automotive catalytic converters, electronic and communications equipment and petroleum catalysts. Johnson Matthey estimates 2008 recoveries from recycling provided 1.08 million ounces of palladium and 970,000 ounces of platinum, up from 955,000 ounces of palladium and 905,000 ounces of platinum in 2007.

PRICES
     Stillwater Mining Company’s revenue and earnings depend significantly on world palladium and platinum market prices. The Company has no direct control over these prices, which tend to fluctuate widely. The Company does have the ability to hedge prices, however, and is working to foster PGM demand growth by encouraging new uses for its products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue” and “Factors That May Affect Future Results and Financial Condition.” The volatility of palladium and platinum prices is illustrated in the following table of the London Metals Exchange afternoon postings of annual high, low and average prices per ounce since 1996. The accompanying charts also demonstrate this volatility. (See “Business and Properties – Risk Factors – Vulnerability to metals price volatility – Changes in supply and demand could reduce market prices,” in the following section.)

	PALLADIUM			PLATINUM
YEAR	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
1996	$144	$114	$128	$432	$367	$397
1997	$239	$118	$177	$497	$343	$396
1998	$419	$201	$284	$429	$334	$372
1999	$454	$285	$358	$457	$342	$377
2000	$970	$433	$680	$622	$414	$544
2001	$1,090	$315	$604	$640	$415	$529
2002	$435	$222	$338	$607	$453	$539
2003	$269	$148	$201	$840	$603	$691
2004	$333	$178	$230	$936	$767	$846
2005	$295	$172	$201	$1,012	$844	$897
2006	$404	$261	$320	$1,355	$982	$1,143
2007	$382	$320	$355	$1,544	$1,118	$1,303
2008	$582	$164	$352	$2,273	$763	$1,576
2009*	$218	$179	$197	$1,090	$918	$999

*	(Through March 6, 2009)
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
THE WORLDWIDE FINANCIAL AND CREDIT CRISES CREATES VULNERABILITY FOR THE COMPANY
     The Company has not been immune to the ongoing world financial crisis. In light of world events and the sharp decrease in PGM prices, during the fourth quarter of 2008, the Company restructured its operations in an effort to conserve cash and reduce anticipated losses. The restructuring of the Company’s operations resulted in dramatic changes and essentially reduced the scope of its mining operations. The Company recognizes that the combined effect of low PGM prices, the upcoming expiration of its automobile contracts containing floors on pricing and reduced demand for its metals have negatively impacted the Company. The Company believes that it is in the interests of shareholders for management to seek to maintain some stability in its operations while looking forward to a turnaround in pricing and the markets, as to which there can be no assurance and the timing of which cannot be predicted.
     The Company’s primary business remains in the mining of PGM’s. As a high cost producer, over the years management has continued to focus on ways to lower its costs. In the current low price environment, management has restructured the business to focus on maintaining cash and remaining in a position to take advantage of improved pricing, if and when that should occur. Thus, the Company may be said to be in preservation mode in order to minimize cash costs, maintain operations at its mines and keep employed its skilled set of miners.
     As a result of the sale of an issue of convertible debentures in March 2008, the Company raised approximately $181.5 million, the proceeds of which were used to eliminate an outstanding bank credit agreement balance and for general corporate purposes. The Company is seeking to maintain its current liquidity in order to navigate beyond the current financial crisis, but no assurances can be given that the Company will be successful. The Company has been unsuccessful in the current environment in obtaining a successor credit agreement. The Company is therefore vulnerable if conditions worsen, which could in turn negatively impact its relative liquidity.

     The world financial crisis has also negatively impacted the Company’s recycling segment, which has proven to be a very attractive and profitable ancillary business that utilizes surplus capacity in the smelting and refining facilities. In view of the market conditions and questions as to collectability under various commitments with vendors, the Company’s ongoing business is substantially reduced and the Company has taken certain non-cash charges on its advances respecting inventory purchases related to its recycling segment. The Company is in the process of determining what changes can be made to minimize risk in the advance process, while at the same time continuing to support and further the recycling segment as it is complementary to its mining operations and can be very profitable if the risks can be controlled.
VULNERABILITY TO METALS PRICE VOLATILITY-CHANGES IN SUPPLY AND DEMAND COULD REDUCE MARKET PRICES
     Because the Company’s sole source of revenue is the sale of platinum group metals, changes in the market price of platinum group metals may significantly affect profitability. Many factors beyond the Company’s control influence the market prices of these metals. These factors include global supply and demand, speculative activities, international political and economic conditions, currency exchange rates, and production levels and costs in other PGM-producing countries, principally Russia and South Africa.
     Over the last few years, the market price of palladium has been extremely volatile. After reaching a record high price level of $1,090 per ounce in January 2001, the price of palladium declined over a 27-month period until bottoming at a low of $148 per ounce in April 2003. Thereafter, the price gradually recovered, posting a high of $333 per ounce in April of 2004 and then declined again, rose to $404 per ounce in May of 2006, rose to $582 per ounce in April 2008 and declined sharply in December of 2008 to $164. At March 6, 2009, the market price of palladium (based on the London Metal Exchange afternoon fixing) was $203 per ounce.

     The market price of platinum trended generally upward from $440 per ounce at the end of 2001 to $1,530 at the end of 2007. This upward trend continued briefly into 2008, when the price peaked in March at $2,273 per ounce in London, and then declined sharply as the economy deteriorated in the second half of 2008, bottoming at $756 per ounce before ending 2008 at $898 per ounce. On March 6, 2009, the London Metal Exchange afternoon fixing for platinum was $1,071 per ounce.
     A prolonged or significant economic contraction in the United States or worldwide could put further downward pressure on market prices of PGMs, particularly if demand for PGMs continued to decline in connection with reduced automobile demand and more restricted availability of investment credit. If other producers or investors release substantial volumes of platinum group metals from stockpiles or otherwise, the increased supply could reduce the prices of palladium and platinum. Changes in currency exchange rates, and particularly a significant weakening of the South African rand, could reduce relative costs of production and improve the competitive cost position of South African PGM producers. This in turn could make additional PGM investment attractive in South Africa and reduce the worldwide competitiveness of the Company’s North American operations.
     Reductions in PGM prices would adversely affect the Company’s revenues, profits and cash flows. Protracted periods of low metal prices could significantly reduce revenues and the availability of required development funds, particularly after the Company’s supply contracts expire in 2010 and 2012, to levels that could cause portions of the Company’s ore reserves and production plan to become uneconomic. This could cause substantial reductions to PGM production or suspension of mining operations, impair asset values, and reduce the Company’s proven and probable ore reserves. See “Business and Properties – Competition: Palladium and Platinum Market” for further explanation of these factors.
     Extended periods of high commodity prices may create economic dislocations that may be destabilizing to PGM supply and demand and ultimately to the broader markets. Periods of high PGM market prices generally are beneficial to the Company’s current financial performance. However, strong PGM prices also create economic pressure to identify or create alternate technologies that ultimately could depress future long-term demand for PGMs, and at the same time may incentivize development of otherwise marginal mining properties. Similarly, markets for PGM jewelry are primarily driven by discretionary spending that tends to decline during periods of high prices and may drive the industry toward developing new, more affordable jewelry materials. See “Risk Factors – Users of PGMs May Reduce Their Consumption and Substitute Other Materials for Palladium and Platinum” for additional discussion of these risks.

THE COMPANY DEPENDS UPON A FEW CUSTOMERS AND ITS SALES AND OPERATIONS COULD SUFFER IF IT LOSES ANY OF THEM
     The Company is party to long-term sales contracts with Ford Motor Company and General Motors Corporation for palladium and platinum produced from its mines which are scheduled to expire in 2010 and 2012. The Company also enters into fixed forward sales and financially settled forward contracts for metal produced from recycling of catalysts, normally at the time the catalyst material is purchased. The Company’s revenues for the year ended December 31, 2008, were comprised 42% from mine production, and 58% from recycling and other activities. For more information about these sales contracts, see “Business and Properties – Current Operations – PGM Sales and Hedging Activities.” For additional discussion of hedging risks, see “Risk Factors – Hedging and Long-term Sales Contracts Could Limit the Realization of Higher Metals Prices.”
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
     Beginning in the third quarter of 2005, the major U.S. bond rating agencies have successively downgraded the corporate ratings of Ford Motor Company and General Motors Corporation, the two customers represented under the Company’s long-term sales contracts. As a result, the debt of these companies no longer qualifies as investment grade. The Company’s business is substantially dependent on its contracts with Ford and General Motors, particularly when the average floor price under these contracts is greater than the current market price of palladium. Under applicable law, these contracts may be void or voidable if Ford or General Motors were to become insolvent or file for bankruptcy. Federal financial assistance to automotive manufacturers cannot be assured and pressures for the restructuring or combination among manufacturers may increase, with potentially negative impacts on the Company. The loss of either of these contracts could require the Company to sell its mine PGMs at prevailing market prices, which might expose it to lower metal prices as compared to the floor prices under the contracts. Thus, termination of these contracts could have a material adverse effect on the Company.
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
FAILURE TO RENEW LONG-TERM SALES CONTRACTS FOR OUNCES PRODUCED FROM MINE PRODUCTION COULD RESULT IN CURTAILMENT OR CLOSURE OF OPERATIONS
     During 1998, the Company entered into long-term sales contracts with Ford Motor Company and General Motors Corporation, which, when combined, represented about 42.8% of the Company’s 2008 revenues. The contracts collectively apply to ounces produced from the Company’s mine production through December 2012. Under the contracts, the Company currently has committed 100% of its mined palladium production and 70% of its mined platinum production through 2010. Metal sales are priced at a modest discount to market, with floor and ceiling prices that apply to all or a portion of the sales. Accordingly, the Company benefits if the market price drops below the floor price of the contract but is unable to realize the full market price if the market price exceeds the ceiling price of the contract. The two automotive contracts will expire in 2010 and 2012. Once these contracts expire, if they are not renewed or replaced with contracts having similar provisions, the Company will be directly dependent on PGM market prices, without the price protection or risk due to the floors and ceilings of the long-term contracts. The contract expiring at the end of 2010 will eliminate the floor and ceiling prices on 70% of the Company’s mined platinum sales and up to 80% of mined palladium sales. Should the Company be unable to renew these sales contracts, and the market price of PGMs proves insufficient to cover the Company’s operating and capital costs of production, then the Company’s operations might have to be curtailed, suspended or closed.

RELIANCE ON THIRD PARTIES FOR SOURCING OF RECYCLING MATERIALS AND THE CONCENTRATION OF RECYCLING SOURCES CREATES THE POTENTIAL FOR LOSSES
     The Company has excess smelter and base metal refinery capacity and purchases catalyst materials from third parties for recycling activities to recover PGMs. The Company has entered into long-term sourcing agreements for catalyst material with two vendors, one of which provides most of the Company’s catalyst for recycling. The Company is subject to the vendors’ compliance with the terms of these agreements and their ability to terminate or suspend the agreement. Should one or both of the sourcing agreements be terminated, the Company could suffer a loss of profitability as a result of the termination. This loss could have a negative impact on the Company’s business, financial condition and results of operations. Similarly, these vendors source material from various third parties in a competitive market, and there can be no assurance of the vendors’ continuing ability to source material on behalf of the Company at current volumes and prices. Any continuing issue associated with the vendors’ ability to source material could have an adverse effect on the Company’s profitability.
     Under these sourcing agreements, the Company advances cash for purchase and collection of these spent catalyst materials. These advances are reflected as Advances on inventory purchases on the balance sheet until such time as the material has been received and title has transferred to the Company. The Company has a security interest in the materials that the vendors have procured but the Company has not yet received. However, until the material has been procured, a portion of the advances are unsecured and the unsecured portion of these advances represents a substantial share of the total amount advanced. This unsecured portion is fully at risk.
     Following the sharp decline in PGM prices during the second half of 2008, the volume of spent catalyst material received from the Company’s recycling vendors diminished significantly. This appears to be an industry-wide trend in which it is likely that some of the vendors have incurred significant inventory losses, a few have exited the business, and the pricing reversal may have impaired the collectability of the advances to others. The Company has had to roll forward certain commitments from its suppliers associated with a portion of these advances on inventory purchases, as the volumes in that market have contracted sharply. While the Company’s primary vendors remain in the business and have provided certain assurances that they will meet their commitments under the advances, the risk of loss associated with the advances clearly has increased. Notwithstanding that a portion of these advances to the suppliers is collateralized, the Company believes that performance under the contracts is unlikely unless and until market conditions improve, and consequently has taken a non-cash charge of $26.0 million against Advances on inventory purchases related to its recycling segment. The Company is pursuing collection of these advances through all appropriate means.
     In light of the sharp decline in PGM prices during the second half of 2008 and the worldwide financial and credit crises, the Company’s recycling segment has been adversely affected and the Company’s prior business model has resulted in collection issues with certain vendors which, in turn, led to the non-cash charge discussed above. The Company is in the process of reviewing its recycling segment with a view to considering changes to the business in order to mitigate against certain risks on a going forward basis. There can be no assurance that the Company will be successful in implementing any such changes or that the Company will succeed in its efforts to maintain the profitability it benefitted from in the past.
AN EXTENDED PERIOD OF LOW RECYCLING VOLUMES AND WEAK PGM PRICES COULD PUT THE COMPANY’S OPERATIONS AT ADDITIONAL RISK
     The Company relies upon the recycling segment to provide supplemental earnings and cash flow to help support the economics of its mining business when PGM prices are low. The recycling segment in turn depends upon the copper and nickel produced in mine concentrates to extract the PGMs in recycled material within the Company’s processing facilities. The economics of the recycling segment to a large extent have been regarded as incremental within the processing operations, with the result that recycling volumes have attracted only an incremental share of their operating costs.
     Volumes of recycling materials available in the marketplace have diminished substantially in response to lower PGM prices. These lower recycling volumes result in less earnings and cash flow from the recycling segment, and therefore less economic support for the mining operations. Should it become necessary to reduce or suspend operations at the mines for economic reasons, whether because of limited recycling support or otherwise, the proportion of operating costs allocated to the recycling segment could increase, making the recycling segment less competitive. Further, the ability to operate the smelter and refinery without significant volumes of mine concentrates would likely require modification to the processing facilities. There is no assurance that the recycling facilities can operate profitably in the absence of significant mine concentrates, nor that capital would be available to complete necessary modifications to the processing facilities.

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
     The Company’s cash cost of production per ounce and associated annual capital investment required to maintain its production can be high relative to some other primary producers of PGMs. Most primary producers of PGMs are located in South Africa. In recent months, the South African rand has weakened substantially relative to the U. S dollar, reducing the relative production costs of South African producers and consequently eroding the Company’s competitive cost position.
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
ACHIEVEMENT OF THE COMPANY’S PRODUCTION GOALS IS SUBJECT TO UNCERTAINTIES
     Based on the complexity and uncertainty involved in operating underground mines, it is challenging to provide accurate production and cost forecasts. The Company cannot be certain that either the Stillwater or East Boulder Mine will achieve the production levels forecasted or that the expected operating cost levels will be achieved or that funding will be available from internal and external sources in requisite amounts or on acceptable terms to continue the necessary development work. Failure to achieve the Company’s production forecast would negatively affect the Company’s revenues, profits and cash flows. As the extent of underground operations continues to expand at depth and horizontally, it is likely that operating costs will increase unless employee productivity is increased commensurately. Also, as additional underground infrastructure is constructed, amortization expense may increase unless additional ore reserves are identified. Such increased costs could adversely affect the Company’s profitability.
     The East Boulder Mine commenced commercial operations in 2002 and has never reached its original planned 2,000 ton-per-day operating rate. As a result, production costs per ounce at East Boulder Mine are significantly higher than originally expected. The Company has put in place various operating plans and programs that are intended to reduce production costs at both the East Boulder and Stillwater Mines, however, there can be no assurance that these plans and programs will be implemented effectively, and actual production, cash operating costs and economic returns achieved in the future may differ significantly from those currently estimated or those established in future studies and estimates. At the East Boulder Mine, the total cash costs per PGM ounce (a non-GAAP measure) increased to $451 in 2008 from $403 in 2007.
     During 2007 and 2008, attrition rates at the Stillwater and East Boulder Mines exceeded already high historical experience, resulting in shortages of skilled miners. The Company has an aggressive new-miner training program in place that is intended to develop new, highly skilled miners internally. Also, the deterioration in the U.S economy has resulted in reduced competition for miners within the industry, creating opportunity to hire from the outside. However, the average skill level and associated productivity of the Company’s mining workforce has declined with the loss of the more experienced miners and realistically it will take time to rebuild the overall mine productivity. There is no assurance that this increased productivity will develop as quickly as the Company expects, and consequently the Company may not be able to achieve its announced production goals. See “Risk Factors – Limited Availability of Additional Mining Personnel and Uncertainty of Labor Relations May Affect the Company’s Ability to Achieve Its Production Targets” below for further discussion of this and related issues.
     Late in 2008, in response to sharply lower PGM prices, the Company undertook a broad restructuring of the East Boulder Mine, intended to reduce production costs there and improve the competitiveness of the mine. In conjunction with the restructuring, nearly half the mine workforce was terminated or transferred to the Stillwater Mine, and job responsibilities were reorganized. It is not clear whether these changes will be effective in improving the financial performance of East Boulder Mine. If these changes are unsuccessful, resulting in cash losses from the mine’s operations, further restructuring could be required or operations at the East Boulder Mine could be suspended.

ORE RESERVES ARE VERY DIFFICULT TO ESTIMATE AND ORE RESERVE ESTIMATES MAY REQUIRE ADJUSTMENT IN THE FUTURE; CHANGES IN ORE GRADES, MINING PRACTICES AND ECONOMIC FACTORS COULD MATERIALLY AFFECT THE COMPANY’S PRODUCTION AND REPORTED RESULTS
     Ore reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from limited drilling, which may prove unreliable. Reported ore reserves are comprised of a proven component and a probable component. (See Glossary for definitions.) For proven ore reserves, distances between samples can range from 25 to 100 feet, but are typically spaced at 50-foot intervals both horizontally and vertically. The sample data for proven ore reserves consists of survey data, lithologic data and assay results. The Company enters this data into a 3-dimensional modeling software package, where the data is analyzed to produce a 3-dimensional solid block model of the resource. The assay values are further analyzed by a geostatistical modeling technique (kriging) to establish a grade distribution within the 3-dimensional block model. Dilution is then applied to the model and a diluted tonnage and grade is calculated for each block.
     Probable ore reserves are based on longer projections, up to a maximum radius of 1,000 feet beyond the limit of existing drill-hole sample intercepts of the J-M Reef obtained from surface and underground drilling. Statistical modeling and established continuity of the J-M Reef as determined from results of mining activity to date support the Company’s technical confidence in estimates of tonnage and grade over this projection distance. Where appropriate, projections for the probable ore reserve determination are constrained by any known or anticipated restrictive geologic features. The probable ore reserve estimate of tons and grade is based on the projection of factors calculated from adjacent proven ore reserve blocks or from diamond drilling data where available. The factors consist of a probable area, proven yield in tons per foot of footwall lateral, average grade and percent mineable. The area is calculated based on projections up to a maximum of 1,000-feet; the proven yield (in tons per foot of footwall lateral) and grade are calculated based on long-term proven ore reserve results in adjacent areas; and the percent mineable is calculated based on long-term experience from actual mining in adjacent areas. Contained ounces are calculated based on area divided by 300 (square feet) times proven yield in tons per foot of footwall lateral times grade (ounces per ton) times percent mineable (%). As a result, probable ore reserve estimates are less reliable than estimates of proven ore reserves. Both proven and probable ore reserve projections are also limited where appropriate by certain modifying factors, including geologic evidence, economic criteria and mining constraints.
     Actual period-to-period conversion of probable ore reserves to proven ore reserves may result in increases or decreases to the total reported amount of ore reserves. Conversion, an indicator of the success in upgrading probable ore reserves to proven ore reserves, is evaluated annually as described under “Ore Reserves” on page 10. Conversion rates are affected by a number of factors, including geological variability, applicable mining methods and changes in safe mining practices, economic considerations and new regulatory requirements.
     The following table illustrates the conversion rates of probable to proven ore reserve tons realized by year from 1998 through 2008:

Year ended
December 31,	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
(in percent)
Stillwater Mine	74	68	94	101	62	52	71	104	111	66	150
East Boulder Mine (1)	71	107	91	110	125	86	91	88	*	*	*

(1)	East Boulder Mine commenced full-time commercial production on January 1, 2002.
     Ore reserve estimates are expressions of professional judgment based on knowledge, experience and industry practice. The Company cannot be certain that its estimated ore reserves are accurate, and future conversion and production experience could differ materially from such estimates. Should the Company encounter mineralization or formations at any of its mines or projects different from those predicted by drilling, sampling and similar examinations, reserve estimates may have to be adjusted and mining plans may have to be altered in a way that might adversely affect the Company’s operations. Declines in the market prices of platinum group metals may render the mining of some or all of the Company’s ore reserves uneconomic. The grade of ore may vary significantly from time to time and between the Stillwater Mine and the East Boulder Mine, as with any mining operation. The Company cannot provide assurance that any particular quantity of metal may be recovered from the ore reserves. Moreover, short-term factors relating to the ore reserves, such as the availability of production workplaces, the need for additional development of the ore body or the processing of new or different ore types or grades, may impair the Company’s profitability in any particular accounting period.
AN EXTENDED PERIOD OF LOW PGM PRICES COULD RESULT IN A REDUCTION OF ORE RESERVES AND A POTENTIAL FURTHER ASSET IMPAIRMENT CHARGE
     In accordance with the provisions SFAS No. 144, the Company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than carrying amount of the asset. Projections of future cash flows include estimates of recoverable ounces, PGM prices (considering current and historical prices, long-term sales contracts prices, price trends and related factors), production levels and capital and reclamation expenditures, all based on life of mine plans and projections.
     If the Company determines that the carrying value of a long-lived asset is not recoverable and the asset is impaired, then the Company must determine the fair value of the impaired asset. If fair value is lower than the carrying value of the assets, then the carrying value must be adjusted down to the fair value. If the fair value of the impaired asset is not readily determinable through equivalent or comparable market price information, the Company normally engages the services of third-party valuation experts to develop or corroborate fair value assessments.
     Were the Company to experience a prolonged period of low PGM prices adversely affecting the determination of ore reserves, the Company could face an impairment adjustment. Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between projections and actual outcomes for key factors such as PGM prices, recoverable ounces, and/or the Company’s operating performance could have a material effect on the Company’s ability to recover the carrying amounts of its long-lived assets, potentially resulting in impairment charges in the future. The Company has estimated that as of December 31, 2008 the combined long-term PGM market price level below which ore reserves start to be constrained economically is about $517 per ounce. See “Business and Properties — Ore Reserves — Discussion” for a chart demonstrating this.
     Lower prices also can affect the economic justification of ore reserves, and the Company has reviewed its ore reserves at December 31, 2008. As in past years, the Company also engaged Behre Dolbear as third party independent geological experts to review and express their opinion on the Company’s reserve calculations. The Company performs its ore reserve economic assessment using a twelve-quarter trailing price in order to level out short-term volatility in metals prices, regarding the twelve-quarter trailing average as a reasonable surrogate for long-term future PGM prices over the period when the reserves will be mined. The combined twelve-quarter trailing weighted average price for platinum and palladium at December 31, 2008, was about $567 per ounce. At this price, the Company’s geologic ore reserves at each mine can be shown to generate (undiscounted) positive cash flow over the life of the reserve. Consequently, the Company’s ore reserves were not constrained economically at December 31, 2008.
     It is important to note that, if current low PGM prices should continue for an extended period, the trailing twelve-quarter price will gradually decline. Following the Company’s methodology, there can be no assurance that the Company’s reported proven and probable ore reserves will not be constrained economically in the future. However, the Company believes its operations at current prices, excluding unusual items, are generating positive cash flow.
     The Company also has assessed the carrying value of its assets for impairment at December 31, 2008. The Company determined, following the process described in SFAS No. 144, that events and changes in circumstances during the fourth quarter indicated the possibility of asset impairment. Based on current mine plans and an assessment of long-term pricing, the Company determined that undiscounted future cash flows at the Stillwater Mine are sufficient to return the carrying value, but the undiscounted future cash flows projected at East Boulder Mine are not sufficient to cover the carrying value there. Consequently, with the assistance of Behre Dolbear, the Company assessed the fair value of the East Boulder Mine assets and concluded that a valuation adjustment was needed at East Boulder at December 31, 2008. Accordingly, the Company’s reported earnings at December 31, 2008, include a $67.3 million reduction in carrying value of the East Boulder Mine assets to $161.4 million.

USERS OF PGMS MAY REDUCE THEIR CONSUMPTION AND SUBSTITUTE OTHER MATERIALS FOR PALLADIUM AND PLATINUM
     High PGM prices may lead users of PGMs to substitute other materials for palladium and platinum or to reduce the amounts they consume. The automobile, jewelry, electronics and dental industries are the largest consumers of palladium. All of these applications are sensitive to prices. In response to supply concerns and high market prices for palladium, some automobile manufacturers in the past have sought alternatives to palladium and so reduced their palladium purchases. There has been some substitution of other metals for palladium in the automobile, electronics and dental applications. High platinum prices likewise tend to reduce demand by driving users toward alternative metals. The principal demand for platinum is in the automobile and chemical industries and for jewelry. Substitution in all of these industries may increase significantly if PGM market prices rise or if supply becomes unreliable. Significant substitution for any reason, in the absence of alternative uses for PGMs being identified, could result in a material and sustained PGM price decrease, which would negatively affect the Company’s revenues and profitability.
     High PGM prices also drive users toward ever more efficient utilization of PGMs. In the past, the development of new flow geometries and substrate configurations have resulted in “thrifting down” the amount of PGMs in catalytic converters required to meet emission standards. Recently, apparently in response to high PGM prices, certain PGM consumers have announced new nanotechnology applications that may allow further significant reductions in the volume of PGMs required in each catalytic converter. These emerging applications could tend to drive down PGM demand in the future and result in lower PGM prices.
IF THE COMPANY IS UNABLE TO OBTAIN SURETY COVERAGE TO COLLATERALIZE ITS RECLAMATION LIABILITIES, OPERATING PERMITS MAY BE AFFECTED
     The Company is required to post surety bonds, letters of credit, cash or other acceptable financial instruments to guarantee the future performance of reclamation activities at the Stillwater and East Boulder Mines. As a result of reduced liquidity in the surety bond market and some substantial loss claims, the total bonding capacity of the U.S. insurance industry has declined in recent years. In addition, the State of Montana increased the required bonding levels at the Company’s mining operations during 2008 and may require an additional increase during 2009. The surety amount in place at the East Boulder Mine was $13.7 million at the end of 2008, comprised of $6.2 million of surety bonds and a $7.5 million letter of credit. At December 31, 2008, the Stillwater Mine carried reclamation bonds totaling $19.5 million, including an increase of $10.0 million in the fourth quarter of 2008 pending the outcome of the current EIS being completed by the State of Montana. In the event that increased bonding requirements are imposed and the Company is unable to obtain the required bonds or otherwise provide acceptable surety, the ability to operate under existing operating permits might be adversely affected, which could have a significant adverse affect on the Company’s operations.
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
CHANGES TO REGULATIONS AND COMPLIANCE WITH REGULATIONS COULD INCREASE COSTS AND CAUSE DELAYS
     The Company’s business is subject to extensive federal, state and local environmental controls and regulations, including regulations associated with the implementation of the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Metals Mines Reclamation Act and numerous permit stipulations as documented in the Record of Decision for each operating entity. This body of laws is continually changing and, as a general matter, is becoming more restrictive. Compliance with these regulations requires the Company to obtain permits issued by federal, state and local regulatory agencies. Certain permits require periodic renewal and/or review of the Company’s performance. The Company cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed. Nonrenewal of permits or the imposition of additional conditions could eliminate or severely restrict the Company’s ability to conduct its operations. See “Business and Properties — Current Operations — Regulatory and Environmental Matters.”
     Compliance with existing and future environmental laws and regulations may require additional control measures and expenditures, which the Company cannot reasonably predict. Environmental compliance requirements for new or expanded mining operations may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. Expansion may require new environmental permitting at the Stillwater Mine and mining and processing facilities at the East Boulder Mine. Private parties may pursue legal challenges of the Company’s permits. See “Business and Properties — Current Operations — Regulatory and Environmental Matters.”
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
     On May 20, 2006, new federal regulations went into effect that as of May 20, 2008, tightened the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners from the prior level of 308 μg/m3 of elemental carbon to the new limit of 160 μg/m3 of total carbon. Appropriate measurement methods and emission control standards do not yet exist that would ensure compliance in the Company’s mining environment with this new standard. The Company is aggressively utilizing existing and exploring alternative technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with Mine Safety and Health Administration, (MSHA), the National Institute for Occupational Safety and Health (NIOSH) and various other companies in the mining industry to share best practices and compliance strategies. The Company’s compliance efforts in this area include using catalytic converters and DPM filters, cleaner-burning biodiesel fuel blends, replacing a portion of its underground equipment fleet with battery-powered units, and experimenting with other emerging emission control technologies. While the initial results in each case are promising and the Company believes that MSHA will continue to support these efforts, in the absence of full compliance there can be no assurance that the Company will not be held in violation of the standard and be subject to an MSHA enforcement action. MSHA continues to support the Company’s implementation efforts and granted the Company a special one-year extension for certain areas of its Stillwater Mine. This special extension expired on November 28, 2008. The Company has applied for an additional extension and while the additional extension has not been granted to date, the Company has no indications that an additional extension will be denied for its Stillwater Mine. The East Boulder Mine has obtained a one-year extension applicable to certain areas of the mine for a period of one year commencing on May 21, 2008, subject to specified conditions being met during the period of the special extension. The Company continues to comply with the conditions outlined in the special extension granted May 21, 2008. MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated. No assurance can be given that any lack of compliance will not impact the Company.
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
THE COMPANY’S CREDIT RATING HAS BEEN DOWNGRADED, POTENTIALLY LIMITING FUTURE CREDIT AVAILABILITY AND INCREASING POTENTIAL BORROWING COSTS
     In December 2007, Moody’s Investor Service lowered Stillwater Mining Company’s rating from B1 to B2, and during 2008 it was twice lowered further to Caa1. Standard and Poor’s in December 2008 lowered the Company’s corporate rating from B+ to B-. Comments from both agencies included concern with the Company’s lack of diversity, exposure to Ford Motor Company and General Motors Corporation, relatively high mining costs and volatile pricing environment. The lower credit ratings will likely make it more difficult and more costly to obtain some forms of third-party financing in the future. Although the Company believes it has adequate cash on hand at the current time, should the Company need to access the credit markets in the future, the Company’s comparatively low credit rating would likely be an impediment to obtaining additional debt or lines of credit. In the credit environment existing at December 31, 2008, the Company has not been able to secure a credit agreement upon reasonable terms. Should the Company require additional credit capacity in the future and be unable to obtain it, the Company might not be able to meet its obligations as they come due and so could be compelled to restructure or seek protection from creditors.
LIMITED AVAILABILITY OF ADDITIONAL MINING PERSONNEL AND UNCERTAINTY OF LABOR RELATIONS MAY AFFECT THE COMPANY’S ABILITY TO ACHIEVE ITS PRODUCTION TARGETS
     The Company’s operations depend significantly on the availability of qualified miners. Historically, the Company has experienced high turnover with respect to its miners, and it experienced exceptionally high turnover during 2007 and early 2008. In addition, the Company must compete for individuals skilled in the operation and development of mining properties. The number of such persons is limited, and significant competition exists to obtain their skills. The Company cannot be certain that it will be able to maintain an adequate supply of miners and other personnel or that its labor expenses will not increase as a result of a shortage in supply of such workers. At December 31, 2008, following the restructuring at the East Boulder Mine, the Company employed 426 miners and had another 16 new miners in training. Failure to maintain an adequate supply of miners could limit the Company’s ability to meet its contractual requirements.
     The Company had 1,364 employees at December 31, 2008, of which about 720 employees located at the Stillwater Mine and 130 employees at the Columbus facilities are covered by a collective bargaining agreement with USW Local 11-0001, expiring July 1, 2011. At December 31, 2008, about 206 employees at the East Boulder Mine are covered by a collective bargaining agreement with USW Local 11-0001, which will expire on July 1, 2012. There is no assurance that the Company can achieve a timely or satisfactory renewal of either of those agreements as they expire. A strike or other work stoppage by the Company’s represented employees could result in a significant disruption of the Company’s operations and higher ongoing labor costs.
     In response to the limited availability of skilled underground miners, in 2005 the Company initiated a new miner training program whereby it is hiring individuals largely inexperienced in mining and providing intensive, supervised training in skills critical to underground mining in the Company’s operations. This training program requires dedicating significant time and personnel to the training effort, and consequently may detract initially from ore production. These new and less experienced miners, even after training, are less productive than the Company’s regular mining workforce. There is no assurance that these new miners will achieve the assumed level of productivity as they gain experience, nor that the Company will retain these new workers in the face of other employment opportunities.
UNCERTAINTY OF TITLE TO PROPERTIES — THE VALIDITY OF UNPATENTED MINING CLAIMS IS SUBJECT TO TITLE RISK
     The Company has a number of unpatented mining and millsite claims. See “Business and Properties — Current Operations —Title and Royalties.” The validity of unpatented mining claims on public lands is often uncertain and possessory rights of claimants may be subject to challenge. Unpatented mining claims may be located on lands open to appropriation of mineral rights, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and vulnerable to challenges by third parties or the federal government. The validity of an unpatented mining claim or millsite, in terms of its location and its maintenance, depends on strict compliance with a complex body of federal and state statutory and decisional law and, for unpatented mining claims, the existence of a discovery of valuable minerals. In addition, few public records exist to definitively control the issues of validity and ownership of unpatented mining claims or millsites. While the Company pays annual maintenance fees and has obtained mineral title reports and legal opinions for some of the unpatented mining claims or millsites in accordance with the mining laws and what the Company believes is standard industry practice, the Company cannot be certain that the mining laws will not be changed nor that the Company’s possessory rights to any of its unpatented claims may not be deemed defective and challenged. Any change in the mining law could include the imposition of a federal royalty provision on unpatented claims, which could have an adverse effect on the Company’s economic performance.
THE COMPLEXITY OF PROCESSING PLATINUM GROUP METALS POSES OPERATIONAL AND ENVIRONMENTAL RISKS IN ADDITION TO TYPICAL MINING RISKS
     The Company’s processing facilities include concentrators at each mine site that grind the ore and extract the contained metal sulfides and a smelter and base metal refinery located in Columbus, Montana. These processes ultimately produce a PGM filter cake that is shipped for final refining to third party refiners. The Columbus operations involve pyrometallurgical and hydrometallurgical processes that utilize high temperatures, pressures, caustic chemicals and acids to extract PGMs and other metals from the concentrator matte. These processes also generate waste gases that are scrubbed to eliminate sulfur dioxide emissions. While the environmental and safety performance of these facilities to date has been outstanding, there can be no assurance that incidents such as solution spills, sulfur dioxide discharges, explosions or accidents involving hot metals and product spills in transportation will not occur in the future. Such incidents potentially could result in more stringent environmental or operating restrictions on these facilities and additional expenses to the Company, which could have a negative impact on its results of operations and cash flows. Further, the Company processes virtually all of its metals through these processing facilities, and any incident interrupting processing operations for an extended period would have a material adverse effect on the Company’s performance.

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
     Not Applicable

PART II
ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES
PERFORMANCE GRAPH
     The following chart compares the yearly percentage change in the Company’s cumulative total stockholder return on Common Stock, with the cumulative total return on the following indices, assuming an initial investment of $100 on December 31, 2003 and the reinvestment of all dividends: (i) the Russell 2000 and (ii) the Peer Group. The performance shown is not necessarily indicative of future performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Stillwater Mining Company, The Russell 2000 Index
And A Peer Group

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
  Fiscal year ending December 31.
Cumulative Total Return

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Stillwater Mining Company	$117.66	$120.90	$130.51	$100.94	$51.62
Peer Group	91.42	169.80	287.10	368.88	146.82
Russell 2000	118.33	123.72	146.44	144.15	95.44

     Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings made under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate this report or future filings made by the Company under those statutes, the preceding stock performance graph is not to be incorporated by reference into any such prior filings, nor shall such graph or report be incorporated by reference into any future filings made by the Company under those statutes. The Peer Group referenced above includes Stillwater Mining Company, Anglo Platinum Limited, Impala Platinum Holdings Limited, Lonmin PLC, and North American Palladium Limited.

ITEM 6
SELECTED FINANCIAL DATA

(in thousands, except per share and current ratio data)	2008	2007	2006	2005	2004
INCOME STATEMENT DATA

Revenues

Mine production (2)	$360,364	$331,277	$334,834	$285,641	$282,516
PGM recycling	475,388	326,394	269,941	90,695	76,388
Sales of palladium received in Norilsk Nickel transaction	—	—	17,637	87,309	85,952
Other	19,980	15,365	33,366	65,252	18,503

Total revenues	$855,732	$673,036	$655,778	$528,897	$463,359

Costs and Expenses
Costs of metals sold:
Mine production (2)	283,793	256,942	242,612	211,606	189,403
PGM recycling	445,299	307,137	251,198	85,582	71,326
Sales of palladium received in Norilsk Nickel transaction	—	—	10,785	74,542	63,774
Other	19,892	14,289	32,300	65,163	18,628

Total costs of metals sold	748,984	578,368	536,895	436,893	343,131

Depreciation and amortization
Mine production	82,792	82,396	83,583	79,032	57,321
PGM recycling	192	142	100	55	48

Total depreciation and amortization	82,984	82,538	83,683	79,087	57,369
General and administrative	70,816	28,285	28,018	20,333	19,739
Impairment of property, plant and equipment	67,254	—	—	—	—

Operating income (loss)	$(114,306)	$(16,155)	$7,182	$(7,416)	$39,480
Total income tax benefit (provision)	$32	$—	$(10)	$(13)	$(3)
Net income (loss)	$(112,745)	$(15,483)	$7,175	$(13,934)	$29,838
Other comprehensive income (loss), net of tax	$5,865	$9,578	$1,799	$(12,437)	$(4,145)
Comprehensive income (loss)	$(106,880)	$(5,905)	$8,974	$(26,371)	$25,693
Pro-forma net income (loss) assuming the new amortization method is applied retroactively (1)	$(112,745)	$(15,483)	$7,175	$(13,934)	$23,803
Weighted average common shares outstanding
Basic	93,025	92,016	91,260	90,702	90,180
Diluted	93,025	92,016	91,580	90,702	90,540

Basic earnings (loss) per share	$(1.21)	$(0.17)	$0.08	$(0.15)	$0.33

Diluted earnings (loss) per share	$(1.21)	$(0.17)	$0.08	$(0.15)	$0.33
Pro-forma amounts assuming the new amortization method is applied retroactively (1)

Basic earnings (loss) per share	$(1.21)	$(0.17)	$0.08	$(0.15)	$0.26

Diluted earnings (loss) per share	$(1.21)	$(0.17)	$0.08	$(0.15)	$0.26

CASH FLOW DATA
Net cash provided by operating activities	$114,243	$56,422	$96,963	$141,134	$136,840
Net cash used in investing activities	$(74,567)	$(80,967)	$(78,909)	$(134,261)	$(77,801)
Net cash provided by (used in) financing activities	$60,683	$(2,379)	$(9,954)	$(22,665)	$1,352

(1)	See Note 3 “Change in Amortization Method for Mine Development Assets” to the Company’s audited financial statements as filed in the Company’s 2006 Annual Report on Form 10-K.

(2)	See Note 2 “Reclassifications” to the Company’s 2008 audited financial statements for further information.

Note:	Costs from recycling activities have been revised to include additional recycling rhodium costs for the years 2007, 2006 and 2005. See Note 3 “Correction of Immaterial Error” to the Company’s 2008 audited financial statements for further information.

ITEM 6
SELECTED FINANCIAL DATA
(Continued)

(in thousands, except per share and current ratio data)	2008	2007	2006	2005	2004
BALANCE SHEET DATA
Cash and cash equivalents	$161,795	$61,436	$88,360	$80,260	$96,052
Inventories	$73,413	$116,623	$106,081	$86,574	$159,942
Total current assets	$285,556	$256,891	$283,525	$268,851	$303,655
Property, plant and equipment, net	$393,412	$465,054	$460,328	$445,199	$434,924
Total assets	$724,264	$740,367	$755,209	$721,397	$744,718
Current portion of long-term debt and capital lease obligations	$97	$1,209	$1,674	$1,776	$1,986
Portion of debt repayable upon liquidation of finished palladium in inventory	$—	$—	$—	$7,324	$19,076
Total current liabilities	$55,108	$68,974	$85,590	$69,087	$67,238
Long-term debt and capital lease obligations	$210,947	$126,841	$129,007	$132,307	$143,028
Total liabilities	$301,735	$225,003	$243,467	$227,913	$231,989
Stockholders’ equity	$422,529	$515,364	$511,742	$493,484	$512,729
Working capital	$230,448	$187,917	$197,935	$199,764	$236,417
Current ratio	5.2	3.7	3.3	3.9	4.5

OPERATING AND COST DATA

(in thousands, except per ounce and per ton costs)	2008	2007	2006	2005	2004
Consolidated:
Ounces produced:
Palladium	384	413	463	428	439
Platinum	115	124	138	126	130

Total	499	537	601	554	569

Tons milled	1,060	1,169	1,289	1,206	1,212
Mill head grade (ounce per ton)	0.50	0.50	0.51	0.50	0.51

Sub-grade tons milled (1)	146	75	62	80	58
Sub-grade mill head grade (ounce per ton)	0.17	0.12	0.13	0.15	0.22

Total tons milled (1)	1,206	1,244	1,351	1,286	1,270
Combined mill head grade (ounce per ton)	0.46	0.48	0.49	0.48	0.50
Total mill recovery (%)	91	91	91	91	91

Total operating costs per ounce (Non-GAAP) (2)(7)	$328	$269	$241	$278	$254
Total cash costs per ounce (Non-GAAP) (2)(7)	$396	$331	$296	$324	$297
Total production costs per ounce (Non-GAAP) (2)(7)	$561	$488	$433	$471	$402

Total operating costs per ton milled (Non-GAAP) (2)(7)	$135	$116	$107	$120	$114
Total cash costs per ton milled (Non-GAAP) (2)(7)	$164	$143	$132	$139	$133
Total production costs per ton milled (Non-GAAP) (2)(7)	$232	$211	$193	$203	$180
Stillwater Mine:
Ounces produced:
Palladium	268	274	314	293	311
Platinum	81	85	95	88	94

Total	349	359	409	381	405

Tons milled	690	640	739	710	728
Mill head grade (ounce per ton)	0.54	0.60	0.60	0.57	0.59

Sub-grade tons milled (1)	78	75	62	80	58
Sub-grade mill head grade (ounce per ton)	0.16	0.12	0.13	0.15	0.22

Total tons milled (1)	768	715	801	790	786
Combined mill head grade (ounce per ton)	0.51	0.55	0.56	0.53	0.56
Total mill recovery (%)	91	92	92	92	92

Total operating costs per ounce (Non-GAAP) (2)(7)	$308	$234	$229	$270	$238
Total cash costs per ounce (Non-GAAP) (2)(7)	$373	$294	$282	$314	$278
Total production costs per ounce (Non-GAAP) (2)(7)	$511	$426	$402	$454	$366
Total operating costs per ton milled (Non-GAAP) (2)(7)	$140	$118	$117	$130	$123
Total cash costs per ton milled (Non-GAAP) (2)(7)	$170	$148	$144	$152	$143
Total production costs per ton milled (Non-GAAP) (2)(7)	$233	$214	$205	$219	$189
East Boulder Mine:
Ounces produced:
Palladium	116	139	149	135	128
Platinum	34	39	43	38	36

Total	150	178	192	173	164

Tons milled	370	529	550	496	484
Mill head grade (ounce per ton)	0.42	0.38	0.39	0.40	0.39

Sub-grade tons milled (1)	68	—	—	—	—
Sub-grade mill head grade (ounce per ton)	0.19	—	—	—	—

Total tons milled (1)	438	529	550	496	484
Combined mill head grade (ounce per ton)	0.38	0.38	0.39	0.40	0.39
Total mill recovery (%)	90	90	89	89	88

Total operating costs per ounce (Non-GAAP) (2)(7)	$373	$339	$266	$296	$294
Total cash costs per ounce (Non-GAAP) (2)(7)	$451	$405	$326	$345	$344
Total production costs per ounce (Non-GAAP) (2)(7)	$678	$613	$500	$509	$491
Total operating costs per ton milled (Non-GAAP) (2)(7)	$127	$114	$93	$103	$100
Total cash costs per ton milled (Non-GAAP) (2)(7)	$154	$136	$114	$120	$117
Total production costs per ton milled (Non-GAAP) (2)(7)	$231	$206	$175	$178	$167

(in thousands, where noted)	2008	2007	2006	2005	2004
SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium (oz.)	399	425	466	431	432
Platinum (oz.)	115	120	138	135	125

Total	514	545	604	566	557

Other PGM activities: (5)
Palladium (oz.)	168	146	196	502	418
Platinum (oz.)	131	119	130	81	77
Rhodium (oz.)	25	24	28	38	21

Total	324	289	354	621	516

By-products from mining: (6)
Rhodium (oz.)	2	4	4	3	3
Gold (oz.)	9	11	11	11	9
Silver (oz.)	10	9	6	6	10
Copper (lb.)	940	942	892	911	868
Nickel (lb.)	932	1,171	1,585	1,307	1,282

Average realized price per ounce (3)
Mine production:
Palladium ($/oz.)	$410	$384	$370	$356	$376
Platinum ($/oz.)	$1,387	$953	$868	$821	$839
Combined ($/oz.) (4)	$630	$509	$484	$467	$480

Other PGM activities: (5)
Palladium ($/oz.)	$401	$352	$306	$199	$231
Platinum ($/oz.)	$1,735	$1,247	$1,122	$876	$817
Rhodium ($/oz.)	$7,807	$5,732	$4,111	$1,861	$1,032

By-products from mining:(6)
Rhodium ($/oz.)	$7,939	$6,217	$4,516	$2,155	$952
Gold ($/oz.)	$877	$699	$603	$444	$410
Silver ($/oz.)	$14	$13	$12	$7	$5
Copper ($/lb.)	$2.94	$3.34	$2.91	$1.55	$1.19
Nickel ($/lb.)	$9.72	$16.91	$10.04	$5.96	$6.30

Average market price per ounce (4)
Palladium ($/oz.)	$352	$355	$320	$201	$230
Platinum ($/oz.)	$1,578	$1,303	$1,143	$897	$846
Combined ($/oz.) (4)	$628	$564	$508	$366	$368

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment write-downs, gain or loss on disposal of property, plant and equipment, restructuring costs, interest income and expense are not included in total operating costs, total cash costs or total production costs. Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Costs of Revenues” and the accompanying discussion for additional detail.

(3)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average London PM Fix for the actual months of the period.

(4)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(5)	Ounces sold and average realized price per ounce from other PGM activities relate to ounces produced from processing of catalyst materials, ounces purchased in the open market for resale and palladium received in the Norilsk Nickel transaction.

(6)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

(7)	Costs per ounce/ton have been revised due to a correction of an immaterial error in the costs of sales for recycled rhodium ounces in 2007, 2006 and 2005.
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
     When divided by the total tons milled in the respective period, Total Cash Cost per Ton Milled (Non-GAAP) — measured for each mine or consolidated— provides an indication of the level of cash costs incurred per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. And because ore tons are first weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Cash Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Cash Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.
     When divided by the total recoverable PGM ounces from production in the respective period, Total Cash Cost per Ounce (Non-GAAP) — measured for each mine or consolidated— provides an indication of the level of cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Cash Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Cash Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.
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
     When divided by the total tons milled in the respective period, Total Operating Cost per Ton Milled (Non-GAAP) — measured for each mine or consolidated— provides an indication of the level of controllable cash costs incurred per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. And because ore tons are first actually weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Operating Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Operating Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.
     When divided by the total recoverable PGM ounces from production in the respective period, Total Operating Cost per Ounce (Non-GAAP) — measured for each mine or consolidated— provides an indication of the level of controllable cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Operating Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Operating Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

(in thousands, except per ounce and per ton data)	2008	2007	2006	2005	2004
Consolidated:
Total operating costs (Non-GAAP)	$163,462	$144,368	$144,898	$154,199	$144,589
Total cash costs (Non-GAAP)	$197,717	$177,764	$177,799	$179,368	$168,915
Total production costs (Non-GAAP)	$279,932	$262,158	$260,373	$261,172	$228,940
Divided by total ounces	499	537	601	554	569
Divided by total tons milled	1,206	1,244	1,351	1,286	1,270

Total operating cost per ounce (Non-GAAP)	$328	$269	$241	$278	$254
Total cash cost per ounce (Non-GAAP)	$396	$331	$296	$324	$297
Total production cost per ounce (Non-GAAP)	$561	$488	$433	$471	$402

Total operating cost per ton milled (Non-GAAP)	$135	$116	$107	$120	$114
Total cash cost per ton milled (Non-GAAP)	$164	$143	$132	$139	$133
Total production cost per ton milled (Non-GAAP)	$232	$211	$193	$203	$180

Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$163,462	$144,368	$144,898	$154,199	$144,589
Royalties, taxes and other	34,255	33,396	32,901	25,169	24,326

Total cash costs (Non-GAAP)	$197,717	$177,764	$177,799	$179,368	$168,915
Asset retirement costs	885	734	650	535	457
Depreciation and amortization	82,792	82,396	83,583	79,032	57,321
Depreciation and amortization (in inventory)	(1,462)	1,264	(1,659)	2,182	2,247

Total production costs (Non-GAAP)	$279,932	$262,158	$260,373	$261,117	$228,940
Change in product inventories	32,916	11,848	41,642	141,512	78,260
Costs of recycling activities	445,299	307,137	251,198	85,582	71,325
Recycling activities — depreciation	192	142	100	55	48
Add: Profit from recycling activities	36,869	25,800	24,635	6,279	6,105

Total consolidated costs of revenues (3)	$795,208	$607,085	$577,948	$494,545	$384,678

Stillwater Mine:
Total operating costs (Non-GAAP)	$107,698	$84,043	$93,751	$102,971	$96,381
Total cash costs (Non-GAAP)	$130,338	$105,676	$115,247	$119,721	$112,463
Total production costs (Non-GAAP)	$178,579	$152,964	$164,344	$172,978	$148,365
Divided by total ounces	349	359	409	381	405
Divided by total tons milled	768	715	801	790	786

Total operating cost per ounce (Non-GAAP)	$308	$234	$229	$270	$238
Total cash cost per ounce (Non-GAAP)	$373	$294	$282	$314	$278
Total production cost per ounce (Non-GAAP)	$511	$426	$402	$454	$366

Total operating cost per ton milled (Non-GAAP)	$140	$118	$117	$130	$123
Total cash cost per ton milled (Non-GAAP)	$170	$148	$144	$152	$143
Total production cost per ton milled (Non-GAAP)	$233	$214	$205	$219	$189

(in thousands, per ounce and per ton data)	2008	2007	2006	2005	2004
Stillwater Mine continued:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$107,698	$84,043	$93,751	$102,971	$96,381
Royalties, taxes and other	22,640	21,633	21,496	16,750	16,082

Total cash costs (Non-GAAP)	$130,338	$105,676	$115,247	$119,721	$112,463
Asset retirement costs	645	512	470	370	305
Depreciation and amortization	47,748	46,521	49,620	52,295	33,955
Depreciation and amortization (in inventory)	(152)	255	(993)	592	1,642

Total production costs (Non-GAAP)	$178,579	$152,964	$164,344	$172,978	$148,365
Change in product inventories	7,524	(2,872)	1,882	6,773	(3,764)
Add: Profit from recycling activities	25,123	17,014	17,091	4,304	4,274

Total costs of revenues	$211,226	$167,106	$183,317	$184,055	$148,875

East Boulder Mine(1)
Total operating costs (Non-GAAP)	$55,764	$60,325	$51,147	$51,228	$48,208
Total cash costs (Non-GAAP)	$67,379	$72,088	$62,552	$59,647	$56,452
Total production costs (Non-GAAP)	$101,353	$109,194	$96,029	$88,140	$80,575
Divided by total ounces	150	178	192	173	164
Divided by total tons milled	438	529	550	496	484

Total operating cost per ounce (Non-GAAP)	$373	$339	$266	$296	$294
Total cash cost per ounce (Non-GAAP)	$451	$405	$326	$345	$344
Total production cost per ounce (Non-GAAP)	$678	$613	$500	$509	$491

Total operating cost per ton milled (Non-GAAP)	$127	$114	$93	$103	$100
Total cash cost per ton milled (Non-GAAP)	$154	$136	$114	$120	$117
Total production cost per ton milled (Non-GAAP)	$231	$206	$175	$178	$167

Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$55,764	$60,325	$51,147	$51,228	$48,208
Royalties, taxes and other	11,615	11,763	11,405	8,419	8,244

Total cash costs (Non-GAAP)	$67,379	$72,088	$62,552	$59,647	$56,452
Asset retirement costs	240	222	180	165	152
Depreciation and amortization	35,044	35,877	33,963	26,737	23,366
Depreciation and amortization (in inventory)	(1,310)	1,007	(666)	1,591	605

Total production costs (Non-GAAP)	$101,353	$109,194	$96,029	$88,140	$80,575
Change in product inventories	5,500	432	(439)	(4,967)	(379)
Add: Profit from recycling activities	11,746	8,786	7,544	1,975	1,831

Total costs of revenues	$118,599	$118,412	$103,134	$85,148	$82,027

Other PGM activities (2)
Reconciliation to costs of revenues:
Change in product inventories	$19,892	$14,288	$40,199	$139,705	$82,402
Recycling activities — depreciation	192	142	100	55	48
Costs of recycling activities	445,299	307,137	251,198	85,582	71,325

Total costs of revenues	$465,383	$321,567	$291,497	$225,342	$153,775

(1)	East Boulder Mine commenced full-time commercial production on January 1, 2002.

(2)	Other PGM activities (2004 through 2006) include recycling and sales of palladium received in the Norilsk Nickel transaction and other.

(3)	Revenue from the sale of mined by-products are credited against gross production costs for Non-GAAP presentation. Revenue from the sale of mined by-products are now being reported on the Company’s financial statements as mined revenue and are included in consolidated costs of revenues. Total costs of revenues in the above table have been reduced by approximately $36.8 million, $53.8 million, $42.6 million, $21.4 million and $15.8 million in the years 2008, 2007, 2006, 2005 and 2004, respectively.

Note:	Costs and profits from recycling activities have been revised to include additional recycling rhodium costs. As a result, costs per ounce and costs per ton have been revised for the years 2007, 2006 and 2005. See Note 3 “Correction of Immaterial Error” to the Company’s 2008 audited financial statements for further information.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s Financial Statements and Notes, included elsewhere in this report, and the information contained in Part II, Item 6 “Selected Financial and Operating Data.”
OVERVIEW
PRINCIPAL FACTORS AFFECTING STILLWATER MINING COMPANY
     Stillwater Mining Company is a Delaware corporation, listed on the New York Stock Exchange and based in Montana. The Company mines, processes, refines and markets platinum and palladium ores from two underground mines situated within the J-M Reef, an extensive trend of PGM mineralization located in Stillwater and Sweet Grass Counties in south central Montana. The mined ore is crushed and concentrated in a mill at each of the mine sites and then trucked to Columbus, Montana, where the concentrates are further processed into a PGM-rich filter cake. The filter cake then is shipped to third parties for final refining into finished metal.
     PGM ore grades in the J-M Reef are some of the best in the world, but because of the uplifted configuration of the reef, they also are costly and complex to mine. The mines compete primarily with PGM ore reserves in the Republic of South Africa, which generally are much higher in platinum content and less steeply dipping, and with nickel mines in the Russian Federation which produce PGMs as a major by-product and so at a very low marginal cost. Consequently, in periods of low PGM prices, Stillwater Mining Company’s palladium rich production ratio and cost structure may put it at a disadvantage to these competitors. See “Business and Properties — Risk Factors — The Company is a Relatively High Cost Primary Producer” for further discussion of this issue.
     In the fourth quarter 2008, as a result of a sharp decrease in PGM prices and in light of the impact of the worldwide financial crisis, the Company restructured its operations in an effort to conserve cash and reduce anticipated losses. The restructuring of the Company’s operations resulted in a dramatic change and essentially reduced the scope of its mining operations. The Company recognized that the combined effect of low PGM prices, the upcoming expiration of its automobile contracts containing floors on pricing and reduced demand for its metals would significantly impact the Company. The Company believes that it is in the interests of shareholders for management to seek to maintain some stability in its operations while looking forward to a turnaround in pricing and the markets, as to which there can be no assurance. In the current pricing environment, the Company’s mining operations are not profitable. The Company reported a loss of $131.9 million in the fourth quarter 2008, which includes an impairment charge against the carrying value of one of its mining properties and other non-cash charges. The deterioration in the PGM markets during the fourth quarter required the Company to test its facilities for impairment. The result of their assessment was that the fair value of the East Boulder Mine was $67.3 million lower than its carrying value on the Company’s books, thus resulting in the impairment charge. The Stillwater Mine was not impaired. See “Business and Properties — Risk Factors.”
     In response to the decrease in PGM prices the Company briefly suspended work at its East Boulder Mine in the fourth quarter in order to consider operating alternatives. Weighing the options there, management determined that if the lower PGM market prices proved to be a temporary deviation from the longer-term pricing trend, closing the mine would create a loss of skilled miners and technical staff. When the mine reopened in early December, it was on a restructured basis consistent with the lower prices. At the same time, a significant number of East Boulder miners were transferred to the Stillwater Mine, where there were opportunities to utilize them productively to replace higher-cost contractors. The changes also resulted in substantial employee layoffs across the Company. During the 2008 fourth quarter, the Company recorded a $5.4 million provision for the restructuring.
     If the market price of PGMs falls further or remains below production costs for a sustained period, losses may continue to be sustained and, under certain circumstances, there may be additional curtailments or suspension of some or all of Stillwater’s mining and exploration activities. The Company must continue to assess the economic impact of any sustained lower PGM prices on recoverability and, therefore, the cut-off grade and level of its reserves and resources. These factors could have an adverse impact on its future cash flows, earnings, results of operations, stated reserves, financial condition, ability to repay debt, and ability to continue as a going concern.

     Most of the production from the Company’s mines is sold under long-term sales agreements to Ford Motor Company and General Motors Corporation for use in automotive catalytic converters. The automotive contracts include floor and, in some cases, ceiling prices on palladium and platinum. The larger of these contracts expires at the end of 2010, and the other will expire at the end of 2012. Under its automotive sales agreements, the Company now has committed 100% of its mined palladium production and 70% of its mined platinum production through 2010, and at least 20% of its palladium production in 2011 and 2012. Unless these contracts are renewed under similarly favorable terms, once these contracts expire the Company will be fully exposed to the volatility of PGM market prices.
     Since 2005, the major U.S. bond rating agencies have steadily downgraded the corporate ratings of Ford Motor Company and General Motors Corporation, reflecting the substantial deterioration in their credit status. Federal financial assistance to automotive manufacturers cannot be assured and pressures for the restructuring or combination among manufacturers may increase, with potentially negative impacts on the Company. Under applicable law, if one or both of these companies should become insolvent or file for protection under the bankruptcy statutes, their respective obligations under the PGM supply agreements with the Company could be voided. The deterioration of the credit of these two customers, and the upcoming expiration of these supply contracts, particularly in light of recent low PGM market prices, has highlighted the Company’s dependence on the above-market pricing provisions in the automotive contracts.
     The Company also recycles spent catalyst materials through its processing facilities in Columbus, Montana, recovering palladium, platinum and rhodium from these materials. The recycling segment has proven to be a very attractive and profitable ancillary business that utilizes surplus capacity in the Company’s smelting and refining facilities. However, it also entails certain risks. Three of the primary risks are collectibility of advances to suppliers, inability to hedge these advances effectively and fluctuation in the volume of material received. The recycling segment requires the Company to advance against third-party inventory purchases and to carry large working inventories for extended periods until processing is completed and the final metals are released. As such, it creates collection exposures and requires significant investments in working capital that draw against the Company’s liquidity balances. In light of the sharp decline in PGM prices during the second half of 2008 and the worldwide financial and credit crises, volumes of recycling materials available in the marketplace have diminished substantially in response to lower PGM prices. These lower recycling volumes result in less earnings and cash flow from the recycling segment, and therefore less economic support for the mining operations. Should it become necessary to reduce or suspend operations at the mines for economic reasons, whether because of limited recycling support or otherwise, the proportion of operating costs allocated to the recycling segment could increase, making the recycling segment less competitive. Further, the ability to operate the smelter and refinery without significant volumes of mine concentrates would likely require modification to the processing facilities. While management believes it can operate these facilities in a profitable manner, there is no assurance that the recycling facilities can operate profitably in the absence of significant concentrates from the mines, or that capital would be available to complete necessary modifications to the processing facilities. The Company has taken a non-cash charge of $26.0 million on its advances on inventory purchases related to its recycling segment. See “Business and Properties — Risk Factors.” The Company is in the process of determining what changes can be made to minimize risk in the advance process, while at the same time continuing to support and further the recycling segment as it is complementary to its mining operations and can be very profitable if the risks can be controlled.
     In acquiring recycled automotive catalysts, the Company regularly advances funds to its suppliers in order to facilitate its procurement efforts. At this time the Company’s recycling segment is substantially dependent upon one such supplier. The Company works closely with its suppliers in an effort to monitor this business and the related advances. A portion of these advances is secured by material in supplier inventory, but a substantial portion is not secured and remains at risk. See “Business and Properties — Risk Factors — Reliance on Third Parties for Sourcing of Recycling Materials and the Concentration of Recycling Sources Creates the Potential for Losses” for additional detail.
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

     MMC Norilsk Nickel, a Russian mining company, is majority owner of the Company, with about a 53% shareholding interest. Norilsk Nickel acquired this interest in June 2003, purchasing a 51% interest with $100 million in cash and 867,169 ounces of palladium metal, and then tendered in the market for additional shares. The Company subsequently sold off the Norilsk Nickel palladium ratably over a 24-month period that concluded in the first quarter of 2006. Norilsk Nickel purchased debentures from the Company as part of the offering in order to maintain its proportionate equity ownership. Under a Shareholders’ Agreement entered into at the time of the acquisition, Norilsk Nickel is currently entitled to nominate five of the Company’s nine directors.
2008 RESULTS AND COMMENTARY
     In total, the Company reported a net loss of $112.7 million for the full year 2008, compared to a loss of $15.5 million in 2007. The 2008 results included a loss of $131.9 million in the fourth quarter, compared to net income of $0.1 million in the fourth quarter of 2007. The 2008 results include charges of $122.1 million including a $67.3 million impairment adjustment at the East Boulder Mine, $16.6 million lower-of-cost-or-market inventory adjustment, a $26.0 million write-down on advances on inventory purchases, a $3.4 million write-down of trade receivables, a $3.4 million charge to mark long-term investments to current market, and a $5.4 million provision for corporate restructuring. The results and charges reflect the steep deterioration in prices during the final quarter of 2008, for platinum-group metals (PGMs), the Company’s principal products and the steep downturn of the economy. At the same time during the fourth quarter the Company’s available cash, cash equivalents and short-term investments (excluding restricted cash) increased by $51.8 million, driven mostly by reductions in working capital required for the recycling segment. A detailed comparison of these outcomes is presented below in “Results of Operations — Year Ended December 31, 2008, Compared to Year Ended December 31, 2007.”
     During 2008, the Company’s mining operations produced a total of 498,900 ounces of palladium and platinum, including 384,100 ounces of palladium and 114,800 ounces of platinum, falling short of its updated mine production guidance for 2008 of between 515,000 and 525,000 ounces. The restructuring at the East Boulder Mine during the fourth quarter, and lower realized grades than planned at the Stillwater Mine late in the year contributed to this production shortfall.
     In 2008, the Company processed 398,100 ounces of recycled PGMs in its smelting and refining facilities, a 6.7% increase over the 373,000 total ounces processed in 2007. The processing of recycled materials benefits from the nickel and copper sulfides in mine concentrates, which act as collecting agents. In 2003 the Company entered into an agreement with a major U.S. collector of catalytic converters to purchase substantial volumes for processing. This agreement has since been modified and extended to facilitate expansion of these activities. In 2007, the Company entered into a second supply agreement with another supplier, although the volumes committed under the second agreement are significantly less than the first. The specific commercial terms of these agreements are confidential.
     Capital spending declined somewhat in 2008, although the Company continued its program to extend the developed state of both mines. This effort includes increasing proven ore reserves and expanding infrastructure to facilitate a move toward more efficient production. Actual 2008 capital expenditures of $82.3 million were about $17.7 million below the Company’s updated guidance for the year of $100 million. The 2008 expenditures include about $12.9 million for a second electric furnace at the smelter in Columbus. The furnace is expected to begin commissioning during the first quarter of 2009. The shortfall in actual expenditures compared to guidance primarily reflected significant cuts in spending mandated during the fourth quarter in order to conserve cash.
     Results from the fourth quarter of 2008 stand out in stark contrast to the first three quarters of the year. Early in 2008, shortages of electrical power and other operational problems curtailed mine production of PGMs in South Africa, driving the market price for platinum to record levels — it peaked in March on the LME at $2,273 per ounce — with palladium following directionally and peaking at $582 per ounce. The shortage of physical metal was compounded by very strong investor interest, as commodity returns suddenly looked very attractive in an otherwise lackluster market. Stillwater’s average realized PGM prices on mine output for the first nine months of 2008, which include the effect of floor and ceiling prices in the auto contracts and some hedging losses on platinum in the first half, were $1,553 per ounce for platinum and $424 per ounce for palladium. At these strong price levels, the Company reported net earnings for the first nine months of 2008 of $19.2 million and EBITDA of almost $82 million.
     This bullish market environment ended abruptly in the fourth quarter of 2008. As credit markets imploded, automotive sales withered and large investors cycled out of their commodity investments into cash, the market price of platinum and palladium tumbled to levels not seen since 2003. Platinum bottomed on the LME at $756 per ounce and palladium at $164 per ounce in the quarter, before recovering somewhat by the end of the year. With these much lower prices, the Company’s profitability evaporated, despite realizing significant benefit from the palladium floor price provisions in the automotive contracts. Average realizations on mine production in the fourth quarter were $368 per ounce for palladium and $929 per ounce for platinum.
     Typically, the Company’s mines produce about 3.5 times as much palladium as platinum, a relationship driven by the relative percentages of the two metals in the ore and by metal recoveries achieved during processing. The Company’s average realization per sold ounce on combined platinum and palladium sales from mining of $675 per ounce during the first nine months of 2008 declined to $498 per ounce in the fourth quarter of 2008. Putting this in perspective, the Company’s mining cost of sales for the first nine months of 2008 (including depreciation and amortization expense) was equivalent to $618 per ounce — comfortably profitable. However, in the fourth quarter, which included some large inventory adjustments, mining cost of sales increased to the equivalent of $709 per sold ounce — a loss rate on mining operations in excess of $200 per sold ounce.
     Early in the fourth quarter, management recognized the urgent need to make substantial changes in the face of potential heavy losses and concluded that its first objective would be to balance cash inflows and outflows. The focus on cash led to a number of natural decisions.
     The East Boulder Mine, which typically has lower ore grades than the Stillwater Mine, historically has reported higher total cash costs per ounce (a non-GAAP measure of extraction efficiency discussed above under Reconciliation of Non-GAAP measures to costs of revenues) and clearly was not competitive at the reduced PGM market prices. Weighing the options there, management determined that if the lower PGM market prices in the fourth quarter proved to be a temporary deviation from the longer-term pricing trend, closing the mine would create a loss of skilled miners and technical staff foreclosing the opportunity to respond quickly to price recovery in the future. Staff at the mine assessed several different approaches and concluded that the mine could potentially be made competitive by using a leaner, team-based mining approach, with each team more or less self sufficient and focused on its specific mining area, and by cutting back development to only what was absolutely necessary to support current operations — particularly if prices improved at least modestly going forward. This alternative was considered preferable to suspending mining operations altogether, and included the added benefit of allowing the Stillwater Mine to fully staff its mining operations and replace 32 higher-cost mining contractors by transferring 47 skilled miners from the East Boulder Mine. Regrettably, it also entailed terminating over 200 employees at East Boulder Mine. These changes were implemented in December.
     Various other broad-based changes were implemented at about the same time to conserve corporate cash. Capital expenditures and all discretionary expenditures were cut back sharply. Staffing at all locations was revisited in an effort to bring support costs into line with recent lower production levels. Contractors were replaced by Company employees wherever feasible. The corporate office in Billings was closed, with corporate staff reassigned to offices in Columbus or at the mines. The project to install a second electric furnace at the smelter was reviewed, but was deemed far enough along and of sufficient strategic importance that it should be completed with elements of the project restructured to save costs. And purchasing arrangements with suppliers were addressed to ensure competitive pricing terms.
     Efforts to improve mining efficiency and productivity, which were initiated earlier in the year, are also viewed as critical and have continued. These include cross-functional study teams to address maintenance, underground logistics and supply, mining processes, purchasing and warehousing, and information systems. These teams meet regularly to review opportunities for improvement and to strengthen coordination and communication among various functions.
     Along with the mining changes, the volume of material received for recycling also dropped off sharply during the fourth quarter in response to much lower prices. It appears that some recycling collectors are simply not collecting at the current prices, others determined to withhold material from the market hoping for better pricing in the future, while others suffered significant inventory losses in the falling market and have exited the industry. From a cash perspective, the lower PGM market prices and reduced volumes of recycling material from recycling suppliers and vendors have resulted in large amounts of the Company’s working capital in inventory and advances freeing up and being converted to cash. This cash from recycling inventories is likely to be needed for working capital when the recycling segment recovers, and so is segregated out when assessing whether the Company’s operations are remaining cash neutral.
     The Company also has reported a lower-of-cost-or-market inventory adjustment of $6.5 million on its recycling segment for the 2008 fourth quarter. The Company’s business model for recycling includes locking in a positive margin on each lot of material at the time it is purchased by selling the contained PGMs forward in the futures market. This underlying model has not changed. Consequently, the inventory loss shown is a timing matter, as a lower-of-cost-or-market inventory adjustment accelerates cost recognition in a falling market.
     The Company’s reported fourth quarter and full year 2008 losses also include several other accounting adjustments that resulted from lower PGM market prices. The Company has not historically recorded an allowance for doubtful accounts because it has only a few large customers and its collection history is strong. However, with the sharp downturn in metal prices, several of the Company’s smaller customers have not been able to make timely payments. Accordingly, the Company has written off $3.4 million of the receivable balance at December 31, 2008, due to the uncertainty of ultimate repayment.
     The Company similarly has had to roll forward certain commitments from its suppliers associated with a portion of its advances on inventory purchases, as the volumes in that market have contracted sharply. A portion of these advances to the suppliers is collateralized. However, the Company believes that performance under the contracts is unlikely unless and until market conditions improve, and consequently the Company has taken a write-down of $26.0 million on its Advances on inventory purchases related to its recycling segment.
     In conjunction with the restructuring at the East Boulder Mine and associated employee terminations during the fourth quarter, the Company has recorded a corporate restructuring charge of $5.4 million in its fourth quarter results. This charge includes severance and WARN Act payments, other accrued obligations to terminated employees, final payments to contractors, and costs associated with moving the Billings corporate office.
     Lower prices also can affect the economic justification of ore reserves, and the Company has reviewed its ore reserves at December 31, 2008. As in past years, the Company also engaged Behre Dolbear as third party independent geological experts to review and express their opinion on the Company’s reserve calculations. The Company performs its ore reserve economic assessment using a twelve-quarter trailing price in order to level out short-term volatility in metals prices, regarding the twelve-quarter trailing average as a reasonable surrogate for long-term future PGM prices over the period when the reserves will be mined. The combined twelve-quarter trailing weighted average price for platinum and palladium at December 31, 2008, was about $567 per ounce. At this price, the Company’s geologic ore reserves at each mine can be shown to generate (undiscounted) positive cash flow over the life of the reserve. Consequently, the Company’s ore reserves were not constrained economically at December 31, 2008.
     It is important to note that, if current low PGM prices should continue for an extended period, the trailing twelve-quarter price will gradually decline. Following the Company’s methodology, there can be no assurance that the Company’s reported proven and probable ore reserves will not be constrained economically in the future. The Company is endeavoring to ensure that its operations at current prices, excluding unusual items, are generating positive cash flow.
     The Company also has assessed the carrying value of its assets for impairment at December 31, 2008. The Company determined, following the process described in SFAS No. 144, that events and changes in circumstances during the fourth quarter indicated the possibility of impairment. Based on current mine plans and an assessment of long-term pricing, the Company determined that undiscounted future cash flows at the Stillwater Mine are sufficient to return the carrying value, but the undiscounted future cash flows projected at East Boulder Mine are not sufficient to cover the carrying value there. Consequently, with the assistance of Behre Dolbear, the Company assessed the fair value of the East Boulder Mine assets and concluded that a valuation adjustment was needed at East Boulder. Accordingly, the Company’s reported earnings at December 31, 2008, include a $67.3 million impairment charge reducing the carrying value of the East Boulder Mine assets to $161.4 million.
     Both Moody’s Investors Service and Standard and Poor’s downgraded the Company’s corporate credit rating by two notches during 2008. This was in addition to a downgrade in December 2007. At issue is the Company’s strong dependence on contracts with Ford and General Motors, lack of geographic or product diversity, metal market volatility, and cost structure. Concerning Ford and General Motors, federal financial assistance to automotive manufacturers cannot be assured and pressures for the restructuring or combination among manufacturers may increase, with potentially negative impacts on the Company. The Company’s current financial resources are believed to be adequate at the time, with available cash and short-term investments totaling about $180.8 million at the end of 2008 and no substantial debt repayments due until 2013. The Company has not been able to secure a credit agreement upon terms deemed reasonable.
     The looming expiration of the major automotive contracts creates significant exposure. If PGM prices in 2011 remained at their year-end 2008 levels, the loss of contractual floor price support at that point would make the Company’s mining operations, at least as currently configured, unsustainable without other support. Obviously, to the degree the

Company can improve the efficiency and productivity of its mining operations, its competitiveness at low PGM prices is correspondingly improved. Likewise, efforts to develop new applications for PGMs and to open new markets for them should strengthen demand and hopefully result in higher metals prices longer term. Continued efforts to diversify the Company, both internally and externally, will decrease the Company’s dependence on the price of just one or two commodities for financial viability. Management continues to focus on all of these objectives in preparing for a post-auto contract environment, although the level of resources applied to these efforts has of necessity been cut back in 2009.
     In the regulatory arena, the Company made progress on several fronts during 2008. Safety performance at all locations has continued to strengthen. Overall, the Company’s rate of medically reportable incidents improved 8.3% between 2007 and 2008. Areas of specific focus from a safety perspective include enhanced work place examinations, safety standards implementation and compliance, accident/incident investigations, near miss reporting and use of loss control representatives who are part of the mining workforce. Employee-led focus teams have been successful in addressing many safety related challenges.
     New rules with respect to diesel particulate matter (DPM) concentrations underground took effect in May 2008. The new rules are at the cutting edge of what is achievable with available technology, but the Company has had good success in reducing DPMs through a balanced program including catalytic converters bio-diesel blending, equipment reductions, engine and exhaust system modifications and employee awareness training. MSHA continues to support the Company’s implementation efforts and granted the Company a special one-year extension for certain areas of its Stillwater Mine. This special extension expired on November 28, 2008. The Company has applied for an additional extension and while the additional extension has not been granted to date, the Company has no indications that an additional extension will be denied for its Stillwater Mine. The East Boulder Mine has obtained a one-year extension applicable to certain areas of the mine for a period of one year commencing on May 21, 2008, subject to specified conditions being met during the period of the special extension. The Company continues to comply with the conditions outlined in the special extension granted May 21, 2008. MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated. No assurance can be given that any lack of compliance will not impact the Company.
     The Company’s environmental performance continued its excellent track record during 2008. Environmental compliance is a very high priority in view of the pristine area in which the Company operates. The Company has a record of open communication and cooperative, proactive involvement with local and regional environmental groups. The Company’s ground-breaking 2000 Good Neighbor Agreement with these groups provides a vehicle for facilitating such communication and addressing issues cooperatively.
     The Company agreed to increase surety bond coverage of its long-term obligations for final reclamation during 2008. Regulatory authorities have not yet completed their updated Environmental Impact Study (EIS), which ultimately will determine the appropriate level of such bonding, but in the interim the parties all recognized that the appropriate level will be higher than in the past. As the economy weakened late in 2008, the Company agreed to increase bonding by an additional $10 million to alleviate concerns aired by the agencies involved and to allow time for the EIS to be completed.
     The shortage of skilled manpower that has challenged the Company over the past several years has been mitigated somewhat by the economic shift during the second half of 2008. As already noted, the restructuring at East Boulder Mine provided an opportunity to transfer miners over to the Stillwater Mine, largely alleviating the shortages there and allowing the Company to replace higher-cost contractors with its own employees. In addition, as commodity prices have declined, various mining operations in North America have cut back or closed down, freeing up manpower. However, this shift in the labor market appears to be driven mostly by low metal prices and a weak economy, and there is no assurance that the same shortages would not quickly reappear when commodity prices recover. Consequently, the Company is continuing its new miner training program at the Stillwater Mine on a limited scale.
     Looking forward, management believes that the Company’s mine production for 2009 will be 495,000 PGM ounces, generally in the same range as 2008. Total cash costs per ounce (a non-GAAP measure of extraction efficiency) for the year are projected at $399, again in the same range as the $396 per ounce in 2008. Capital expenditures will decline sharply to about $39 million in 2009, down from about $82.3 million in 2008. At the Stillwater Mine, lower development activity in 2009 should still be sufficient to maintain the current developed state, but will eliminate additional spending to expand the developed state that has been included for the past several years. At East Boulder Mine, development has been pared back further, providing only the additional development needed to support 2009 production.

     Although these 2009 targets assume a continuation of low PGM prices, management has focused its planning on the assumption that PGM market prices will strengthen longer term. Investment interest in PGMs may cause pricing to strengthen somewhat even in 2009, but there can be no substantive recovery in PGM pricing until the economy strengthens sufficiently to free up the flow of credit so that automotive markets recover. Automotive and related demand for platinum and palladium comprises about 60% of the market demand for these metals, so recovery of automotive demand is critical to supply/demand balance for PGMs. Third-party analysts have estimated that about 40% of PGM production is uneconomic at year-end 2008 market prices, driving some production curtailments; however, to date the decline in production has not been sufficient to offset the loss of demand.
     Once the automotive industry begins showing signs of recovery, however, PGM pricing should react favorably. Substantial research effort over the past several years has gone into opportunities to substitute palladium in applications that currently use platinum and rhodium. This substitution should benefit palladium, the Company’s principal product. Taken together with increasingly stringent emission control regulations worldwide and continuing growth in vehicle demand in the developing world, along with growing emphasis on recycling, management is reasonably optimistic toward the longer-term future of these businesses. This future is not without risks, however, and should the present economic downturn worsen substantially or extend for several years, the Company’s viability could be severely challenged – particularly after the automotive contracts expire.
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007
     Revenues - In view of the higher prices realized for the Company’s by-product sales in the past several years, the Company has modified its reporting for by-products to include sales proceeds from by-products within its sales revenues from mining. Previously, these proceeds were netted against costs of revenues. The discussion that follows adjusts 2007 and 2006 results to reflect this reporting change.
     The Company’s total revenues, including proceeds from the sale of by-products, totaled $855.7 million in 2008, compared to $673.0 million in 2007, a 27.1% increase. This increase was net of hedging losses on forward sales of platinum of $12.8 million on 15,000 ounces hedged in 2008, and $31.7 million on 98,500 ounces hedged in 2007. The increase in total revenues reflects substantially higher average realized prices, particularly in the first six months of 2008, which more than offset lower mine production sales volumes in 2008.
     Revenues from mine production were $360.4 million in 2008 (including $36.8 million from by-products), compared to $331.3 million in 2007 (of which $53.8 million was from by-products), an 8.8% increase. The increase was attributable to the higher realized market prices in early 2008 which more than made up for the lower volume of mined ounces sold in 2008. Platinum and palladium ounces sold from mine production were 514,100 in 2008, compared to 544,800 ounces in 2007. The average realization on these platinum and palladium sales (including the effects of hedging and of floor and ceiling prices in the underlying contracts) was $630 per ounce in 2008 and $509 per ounce in 2007. Reduced by-product revenues were generally due to lower sales in 2008, particularly for rhodium and nickel.
     Revenues from PGM recycling grew 45.6% during 2008, increasing to $475.4 million in 2008, from $326.4 million in 2007. Recycled ounces sold, excluding tolled material, increased in 2008 to 275,000 ounces compared to 245,000 ounces in 2007 and the Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) increased to $1,716 per ounce in 2008 from $1,312 per ounce in 2007. The Company processed increased volumes of recycled materials on a tolling basis in 2008. The Company toll processed 126,000 ounces of PGMs during 2008, up from 112,000 tolled ounces in 2007. Total recycling volume increased to 398,100 ounces of PGMs in 2008 up 6.7% from 373,000 ounces in 2007.
     The Company recognized other revenue of $20.0 million and $15.4 million for metal purchased in the open market and resold in 2008 and 2007, respectively.

     Costs of Metals Sold — Costs of metals sold, which excludes depreciation expense and no longer includes credits for by-products, was $749.0 million in 2008, compared to $578.4 million in 2007, a 29.5% increase. Even though the volume of purchased recycling material increased from year to year, significantly higher PGM prices drove up the acquisition cost of the material, which largely accounted for an increase in recycling costs of metals sold to $445.3 million in 2008 from $307.1 million in 2007. The average acquisition cost of metal in the Company’s recycling segment (including platinum, palladium and rhodium) increased to $1,534 per ounce in 2008 from $1,171 per ounce in 2007, reflecting much higher 2008 average prices for PGMs, particularly for platinum and rhodium.
     During 2008, the Company’s mining operations produced 498,900 ounces of PGMs, including 384,100 and 114,800 ounces of palladium and platinum, respectively. This represents about a 7.2% decrease from 2007, during which the Company’s mining operations produced 537,500 ounces of PGMs, including 413,400 and 124,100 ounces of palladium and platinum, respectively. The Stillwater Mine produced 349,400 ounces of PGMs in 2008, compared with 359,300 ounces of PGMs in 2007, a 2.8% decrease. The East Boulder Mine produced 149,500 ounces of PGMs in 2008, compared with 178,200 ounces of PGMs in 2007, a 16.1% year-on-year decrease. The lower production in 2008 reflected the restructuring at East Boulder Mine and somewhat lower ore grades associated with the specific mining areas in 2008 at Stillwater Mine.
     The costs of metals sold from mine production, despite lower 2008 production, increased to $283.8 million in 2008, compared to $256.9 million in the prior year, a 10.5% increase. The Company’s mining costs increased during 2008 mostly as a result of higher commodity prices for materials consumed in mining.
     The cost of metals sold on palladium purchases for resale was $19.9 million in 2008, compared to $14.3 million in 2007.
     Depreciation and amortization - Depreciation and amortization expense was $83.0 million in 2008, compared to $82.5 million in 2007. Although amortization rates per ton mined were generally higher in 2008 than in 2007, the lower tonnage produced in 2008 more than offset the effect of the higher tonnage rates.
     Exploration — The Company participated in several early stage exploration programs during 2008 and 2007, spending $2.5 million and $1.1 million to meet commitments under these programs during 2008 and 2007, respectively. In addition, the Company expended $0.9 million in 2008 and $1.7 million in 2007 toward equity investments in exploration companies. During 2008, the Company also wrote down a portion of its equity investments in these ventures to fair value, taking charges totaling nearly $3.4 million.
     Marketing - The Company continued its market development efforts for palladium during 2008, largely in support of the Palladium Alliance International, spending $5.7 million on marketing, up slightly from $5.6 million in 2007.
     General and administrative - General and administrative costs were $24.2 million in 2008, compared to $21.8 million in 2007, an 11.0% increase, reflecting higher payroll and contractor costs. In addition to these costs, the Company separately incurred about $5.4 million in restructuring costs during 2008, mostly associated with employee and contract terminations and re-location of the Billings corporate office.
     Interest income and expense - Interest income decreased to $11.1 million in 2008 from $11.7 million in 2007, on the result of lower recycling balances in the last quarter of 2008. The Company’s balance of cash and related liquid assets earning interest increased to $180.8 million at December 31, 2008, from $89.0 million reported at December 31, 2007. This increase was partially attributable to decreases in working capital in the Company’s recycling segment that resulted from lower PGM prices and lower inventories later in the year. Inventories and advances associated with recycling decreased to $23.3 million at year-end 2008 from $83.7 million at the end of 2007. The Company outstanding long-term debt balance was $211.0 million at December 31, 2008, up from $128.0 million at December 31, 2007. The Company replaced its debt facilities during 2008, increasing the level of borrowings by about $83 million. The added borrowings helped the Company accommodate significant growth in its recycling segment during the first nine months of 2008.
     Interest expense declined to $9.7 million in 2008, from $11.3 million in 2007 as the increased debt balances partially offset the benefit of much lower interest rates. The 2008 expense included $2.2 million of unamortized financing costs that were written off in conjunction with the Company’s refinancing.
     Total income tax provision - The Company recorded a small tax benefit of $32,000 in 2008 related to a refundable minimum tax credit and only a de minimis income tax expense in 2007, reflecting certain state minimum taxes paid. Changes in the Company’s net deferred tax assets have been offset by the change in the related valuation allowance, as the Company does not project any opportunity to benefit from its tax loss carry-forwards.
     Other comprehensive income (loss), net of tax - The Company recorded a gain in other comprehensive income of $5.9 million in 2008 compared to a gain of $9.6 million in 2007. The 2008 gain included $12.8 million of realized hedging losses reclassified to income, partially offset by $6.3 million representing the change in fair value of derivatives held, and $0.7 million of unrealized losses on investments. The 2007 gain included $31.7 million of realized hedging losses reclassified to income, partially offset by $22.4 million representing the change in fair value of derivatives held, and $0.3 of unrealized gains on investments.
YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006
     Revenues - Revenues were $673.0 million, including proceeds from the sale of by-products, in 2007, compared to $655.8 million in 2006, a 2.6% increase. This increase was attributable to substantially higher market prices for platinum group metals, more than offsetting lower mine production and slightly lower recycling sales volumes. Reported revenues in both periods include the effect of floor and ceiling prices in the automotive sales agreements and of realized losses on platinum hedges.
     Revenues from mine production, including by-product sales, were $331.3 million in 2007, compared to $334.8 million in 2006, a 1.0% decrease. The slight decrease was attributable to the lower volume of mined ounces produced in 2007, largely offset by higher realized PGM prices. Ounces of platinum and palladium sold from mine production were 544,800 in 2007, compared to 603,800 ounces in 2006. The average realization on these sales (including the effects of hedging and of floor and ceiling prices in the underlying contracts) was $509 per ounce in 2007 and $484 per ounce in 2006.
     Revenues from PGM recycling grew 21% during 2007, increasing to $326.4 million in 2007, from $269.9 million in 2006. Recycled ounces sold, excluding tolled material, declined slightly in 2007 to 245,000 ounces compared to 250,000 ounces in 2006, however, the Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) increased to $1,312 per ounce in 2007 from $1,078 per ounce in 2006. The Company processed increased volumes of recycled materials on a tolling basis in 2007. The Company toll processed 112,000 ounces of PGMs during 2007, up from 90,000 tolled ounces in 2006. Total recycling volume increased to 373,000 ounces of PGMs in 2007 up 7.8% from 346,000 ounces in 2006.
     Revenues from sales of purchased PGMs, including sales of palladium received in the Norilsk Nickel transaction, declined to $15.4 million in 2007 from $51.0 million in 2006. Within these totals, sales of palladium received in the Norilsk Nickel transaction generated $17.6 million in revenues during 2006 on sales of 63,250 ounces of palladium from inventory at an average realization of $278 per ounce. These sales ended in the first quarter of 2006 when this palladium inventory was exhausted.
     Excluding the sales from the Norilsk Nickel transaction, the Company purchased and resold nearly 44,000 ounces of palladium during 2007 and 42,000 ounces of platinum, palladium and rhodium during 2006. One of the sales contracts associated with the Norilsk Nickel metal also required the Company to provide 3,250 ounces of platinum and 1,900 ounces of rhodium per month either purchased on the open market or produced from mining operations or sourced in the recycling segment. In 2006, the Company recognized other miscellaneous revenue of $22.8 million for metal purchased in the open market and resold under these sales contracts, which terminated in the first quarter of 2006.
     Costs of Metals Sold — Cost of metals sold, which excludes depreciation expense and no longer includes by-product credits, was $578.4 million in 2007, compared to $536.9 million in 2006, a 7.7% increase. Although the volume of purchased recycling material was relatively flat from year to year, higher PGM prices drove up the acquisition cost of the material, which largely accounted for an increase in recycling costs of metals sold to $307.1 million in 2007 from $251.2 million in 2006. The average acquisition cost of metal in the Company’s recycling segment (including platinum, palladium and rhodium) increased to $1,171 per ounce in 2007 from $988 per ounce in 2006, reflecting much higher 2007 average prices for PGMs, and particularly for platinum and rhodium.
     During 2007, the Company’s mining operations produced 537,500 ounces of PGMs, including 413,400 and 124,100 ounces of palladium and platinum, respectively. This represents about a 10.5% decrease from 2006, during which the Company’s mining operations produced 600,600 ounces of PGMs, including 463,300 and 137,300 ounces of palladium and platinum, respectively. High employee attrition rates associated with a change in shift schedule and a brief labor strike at Stillwater Mine, coupled with lower average productivity from less experienced miners, largely drove the lower production in 2007. In response, the Company also modestly reduced its emphasis on primary mine development during 2007, allowing some resources previously dedicated to primary development to be redeployed into production.
     The Stillwater Mine produced 359,300 ounces of PGMs in 2007, compared with 409,400 ounces of PGMs in 2006, a 12.2% decrease. The East Boulder Mine produced 178,200 ounces of PGMs in 2007, compared with 191,200 ounces of

PGMs in 2006, a 6.8% year-on-year decrease. These production decreases, again, were attributable to workforce issues, partially offset by the redeployment of development resources into production.
     The costs of metals sold from mine production, despite lower 2007 production, increased to $256.9 million in 2007, compared to $242.7 million in the prior year, a 5.9% increase. The increased mining costs primarily reflect year-on-year inflation in wages and prices.
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
     Exploration — The Company participated in several early stage exploration programs during 2007 and 2006, spending about $1.1 million and $0.3 million on these programs during 2007 and 2006, respectively. In addition, the Company expended $1.7 million and $1.9 million in 2007 and 2006, respectively, toward equity investments in exploration companies.
     Marketing - The Company expanded its market development efforts for palladium during 2007, largely in support of the Palladium Alliance International, spending $5.6 million on marketing, up from $4.2 million in 2006.
     General and administrative - General and administrative costs were $21.8 million in 2007, compared to $23.2 million in 2006, a 6.0% decrease. Normal year-on-year increases in these costs were largely offset by benefit forfeitures and share-based compensation adjustments.
     Interest income and expense - Interest income increased to $11.7 million in 2007 from $11.3 million in 2006, reflecting increased interest on recycling volumes. The Company’s balance of cash and related liquid assets earning interest decreased to $89.0 million at December 31, 2007, from $123.9 million reported at December 31, 2006. This decrease was partially attributable to growth in working capital in the Company’s recycling segment. Inventories and advances associated with recycling increased to $83.7 million at year-end 2007 from $70.9 million at the end of 2006. The Company has reduced its debt to $128.0 million at December 31, 2007 from $130.7 million at December 31, 2006. Interest expense declined very slightly to $11.3 million in 2007 from $11.4 million in 2006 on the reduced debt balances.
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
LIQUIDITY AND CAPITAL RESOURCES
     For 2008, net cash provided by operating activities was $114.2 million compared to $56.4 and $97.0 million for 2007 and 2006, respectively. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines.

Liquidation of about $25 million cash tied up in recycling working capital accounted for a portion of the 2008 cash flow from operations, offset in part by about a $10 million increase in restricted cash associated with added surety bonding. The $112.7 million reported loss for 2008 included about $200 million of non-cash charges, including $67.3 million carrying value adjustment at the East Boulder Mine, a $16.6 million lower-of-cost-or-market inventory adjustment, a $3.4 million write-down of trade receivables, a $26.0 million write-down of advances on inventory purchases, a $3.4 million charge to mark long-term investments to current market, and $83 million of depreciation and amortization.
     At the PGM price levels prevailing at December 31, 2008, absent separate hedging arrangements, a change in the price of platinum generally would flow through almost dollar-for-dollar to cash flow from operations, subject only to (1) price ceilings on 14% of the mines’ platinum production to be sold under the Company’s long-term sales contracts, and (2) certain costs – severance taxes and royalties on mine production – which adjust upward or downward with market prices.
     Under the Company’s long-term sales contracts for mined production, a change in the market price of palladium, at prices above about $364 per ounce, would flow through directly to cash flow from operations, subject only to an offset for severance taxes and royalties that are based on the realized price. At market prices for palladium below about $364 per ounce, floor prices take affect that support the palladium price at or near that level on most of the mined palladium sales. Considering the palladium price prevailing at December 31, 2008, if the Company did not have the benefit of the floors and ceilings in the automobile contracts, the Company would have expected to realize about $184 per ounce on sales of palladium at market price, which would represent a reduction in annual sales revenue of about $70 million.
     The Company enters into fixed forward contracts that set the selling price of a significant portion of PGMs in its recycling activities, so for outstanding recycling lots, a change in the market price of platinum and palladium on sales of recycling materials would have little or no effect on margins earned from this activity and on cash flow from operations. However, a percentage change in market prices would affect margins on future lots by about the same percentage as the change in price. It normally takes existing lots of recycling material two to three months from the date of receipt to flow through to sales.
     Changes in the cash costs of production generally flow through dollar-for-dollar into cash flow from operations. A reduction due to grade in total mine production of 10%, or about 50,000 ounces per year, would reduce cash flow from operations by an estimated $23 million per year at the price and cost levels prevailing at December 31, 2008. Because the Company at these PGM price levels is working to remain cash neutral, such a 10% reduction could require additional operating changes and perhaps a suspension of operations at the East Boulder Mine.
     Net cash used in investing activities was $74.6 million, $81.0 million and $78.9 million in 2008, 2007 and 2006, respectively. The Company’s investing activities primarily represent capital expenditures of $82.3 million, $87.9 million and $97.8 million in 2008, 2007 and 2006, respectively, and changes in highly liquid investments. See Note 15 “Property, Plant and Equipment” to the Company’s 2008 audited financial statements for further information. The Company also expended $0.9 million and $1.7 million and $1.9 million to acquire equity interests in two small exploration companies during 2008, 2007 and 2006, respectively.
     Net cash provided by financing activities was $60.7 million in 2008 compared to net cash used by financing activities of $2.4 million and $10.0 million in 2007 and 2006, respectively. Net cash provided by financing activities included proceeds of $181.5 million in convertible debentures, offset by the repayment of the Company’s outstanding balance under its previous bank credit facility of $98.3 million. Debt issuance costs and changes in restricted cash accounted for the remainder of the net cash provided financing activities.
     At December 31, 2008, the Company’s available cash was $161.8 million and it had $211.0 million of debt outstanding. If highly liquid short-term investments are included, the Company’s balance sheet liquidity increases to $180.8 million. During 2009, the Company will be required to make a payment of approximately $0.1 million for scheduled principal reductions on its outstanding borrowings, reflecting the final maturity of the Company’s educational impact bonds. The Company, at interest rate levels prevailing at December 31, 2008, also will be required to pay approximately $5.8 million in total interest payments during 2009 related to its outstanding debt obligations. The Company’s current liquidity is reasonable under the circumstances and largely results from the completion of the sale of convertible debentures in March 2008. In view of the worldwide credit crisis, the Company has not been successful in putting in place a new credit agreement. While the lack of a credit agreement may create vulnerability for the Company, the Company believes that its liquidity is sufficient for its needs at this time.

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
     The debentures were sold to an “accredited investor” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial investor offered and resold the debentures to “qualified institutional buyers” under Rule 144A of the Securities Act. An affiliate of MMC Norilsk Nickel, with the approval of the Company’s public directors, purchased $80 million of the debentures, thereby maintaining its majority ownership position in the Company.
     In connection with the issuance of the debentures, the Company agreed to file a shelf registration statement with the Securities and Exchange Commission (SEC) for the resale of the debentures and the common stock issuable upon conversion of the debentures and to use reasonable best efforts to cause it to become effective, within an agreed-upon period. The Company also agreed to periodically update the shelf registration and to keep it effective until the earlier of (1) the date the debentures or the common stock issuable upon conversion of the debentures is eligible to be sold to the public pursuant to Rule 144 of the Securities Act or (2) the date on which there are no outstanding registrable securities. Except for the debentures held by Company affiliates, the six-month holding period prescribed in Rule 144 has now elapsed, and management believes the debentures are now eligible to be sold to the public in the secondary market.
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
     In connection with the issuance of the debentures, the Company incurred $5.1 million of issuance costs, which primarily consisted of investment banking fees, legal and other professional fees. These costs are classified within Other noncurrent assets and are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders can require repurchase of the debentures, which is March 15, 2013. Amortization expense related to the issuance costs of the debentures was $0.8 million for the year 2008, and the interest expense on the debentures was $2.7 million for the year 2008. The Company made cash payments of $1.7 million for interest on the debentures during 2008.
     The Company used a portion of the proceeds of the debenture offering to retire $98.3 million of term debt and terminate a $40 million revolving credit line under its previous credit facility. Interest expense for 2008 includes approximately $0.2 million of amortization expense and $2.2 million for the non-cash write-off of unamortized issuance costs on the prior facility. In conjunction with terminating the revolving credit line, the Company posted $20.7 million of restricted cash during 2008 to collateralize stand-by letters of credit previously supported by that facility.

CONTRACTUAL OBLIGATIONS
     The Company is obligated to make future payments under various contracts such as its debt agreements. The following table represents significant contractual cash obligations and other commercial commitments and the related interest payments as of December 31, 2008:

(in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Convertible debentures	$—	$—	$—	$—	$181,500	$—	$181,500
Special Industrial Education Impact Revenue Bonds	97	—	—	—	—	—	97
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	303	303	303	297	264	233	1,703
Asset retirement obligations	—	—	—	—	—	96,713	96,713
Payments of interest (1)	5,810	5,803	5,803	5,803	4,102	15,600	42,921
Other noncurrent liabilities	—	11,209	—	—	—	—	11,209

Total	$6,210	$17,315	$6,106	$6,100	$185,866	$142,546	$364,143

(1)	Interest payments on the convertible debentures noted in the above table are calculated up to March 15, 2013, the date the holders of the debentures can exercise their put option.
     Interest payments noted in the table above assume no changes in interest rates. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2010 include workers’ compensation costs, property taxes and severance taxes.
FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “desires,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Such statements include, but are not limited to, comments regarding the duration and overall effects of the current worldwide financial and credit crises, the effects of restructuring the Company’s operations and maintaining a skilled work force, the automotive market and the health of the automobile manufacturers, expansion plans and realignment of operations, costs, grade, production and recovery rates, permitting, labor matters, financing needs and the terms of future credit facilities, capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and compliance, litigation and the palladium and platinum market. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the section entitled “Business and Properties – Risk Factors” above.
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
     Contemporaneously with mining, additional development is undertaken to provide access to ongoing extensions of the ore body, allowing more ore to be produced. In addition to the development costs that have been previously incurred, these ongoing development expenditures are necessary to access and support all future mining activities.
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
Asset Impairment
     The Company follows Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (long-term sales contract prices and historical pricing trends or third party projections of future prices rather than prices at a point in time as an indicator of longer-term future prices), production levels, and capital and reclamation expenditures, all based on life-of-mine plans and projections. If the assets are impaired, a calculation of fair market value is performed, and if fair market value is lower than the carrying value of the assets, the assets are reduced to their fair market value.
     In accordance with the methodology prescribed by SFAS No. 144, the Company concluded that the economic circumstances in which the Company operates have changed significantly during the latter part of 2008. This required the Company to assess whether total estimated future cash flows at the East Boulder and the Stillwater mines would be sufficient to recoup the carrying amount of each asset. Based on current mine plans and an assessment of long-term pricing, the Company determined that undiscounted future cash flows at the Stillwater Mine are sufficient to return the carrying value, but the undiscounted future cash flows projected at East Boulder Mine are not sufficient to cover the carrying value there. Consequently, with the assistance of Behre Dolbear, the Company assessed the fair value of the East

Boulder Mine assets and concluded that a valuation adjustment was needed at East Boulder. Accordingly, the Company’s reported earnings at December 31, 2008, include a $67.3 million reduction in carrying value of the East Boulder Mine assets to $161.4 million.
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2008, and December 31, 2007, for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized. Based on the Company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the Company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the Company could owe income taxes prospectively on the resulting higher taxable income.
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
     The Company reviewed its asset retirement assumptions at December 31, 2008, and recorded a reduction of $2.3 million and $2.1 million for the Stillwater Mine and the East Boulder Mine, respectively, due to an increase in the estimated mine lives of both mines. See Note 17 “Asset Retirement Obligation” to the Company’s 2008 audited financial statements for further information.
Derivative Instruments
     From time to time, the Company enters into derivative financial instruments, including fixed forwards, cashless put and call option collars and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue. The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. The Company primarily uses derivatives to hedge metal prices and to manage interest rate risk. The Company also enters into financially settled forwards related to its recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses are recognized in net income in each period. See Note 6 “Derivative Instruments” to the Company’s 2008 audited financial statements for further information.
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
     The Company has entered into long-term sales contracts with Ford Motor Company and General Motors Corporation. The contracts together cover significant portions of the Company’s mined PGM production through December 2012 and stipulate floor and ceiling prices for some of the covered production. The Company from time to time also purchases platinum and rhodium in the open market for resale under various supply arrangements. See “Business and Properties – Current Operations – PGM Sales and Hedging Activities” and Note 6 “Derivative Instruments” to the Company’s 2008 audited financial statements for a more detailed discussion of the Company’s open positions.
     Beginning in the third quarter of 2005, the major U.S. bond rating agencies have successively downgraded the corporate ratings of Ford Motor Company and General Motors Corporation, the Company’s two primary customers under long-term sales contracts. As a result, the debt of these companies no longer qualifies as investment grade. The Company’s business is substantially dependent on its contracts with Ford and General Motors, particularly because the floor prices in these contracts provide significant price protection to the Company in periods of low palladium prices. Under applicable law, these contracts may be void or voidable if Ford or General Motors becomes insolvent or files for bankruptcy. The loss of either of these contracts could require the Company to sell at prevailing market prices, which at price levels prevailing at December 31, 2008, would expose it to lower metal prices as compared to the floor prices under the contracts. In such an event, the Company’s operating plans could be threatened. Thus, termination of these contracts could have a material adverse impact on the Company’s operations and viability. Federal financial assistance to automotive manufacturers cannot be assured and pressures for the restructuring or combination among manufacturers may increase, with potentially negative impacts on the Company.
     The Company from time to time enters into fixed forward sales and financially settled forward sales transactions that may or may not be accounted for as cash-flow hedges to mitigate the price risk in its PGM recycling and mine production activities. In the fixed forward transactions, normally metals contained in the spent catalytic materials are sold forward at the time the materials are purchased and are delivered against the fixed forward contracts when the finished ounces are recovered. The Company accounted for such fixed forwards as cash flow hedges for transactions entered into prior to April 1, 2006; thereafter, the Company has elected to account for these transactions using the normal purchase and normal sales provisions contained in SFAS No. 138. Financially settled forwards also may be used as a mechanism to offset fluctuations in metal prices associated with future production in circumstances where the Company elects to retain control of the final disposition of the metal. In the past, the Company generally accounted for financial settled forward transactions as cash flow hedges. Following the amendment of one of the automotive PGM supply contracts in August of 2007, the Company has from time to time entered into various financially settled forward contracts covering a portion of its recycling production and has elected not to apply hedge accounting treatment to these transactions. Consequently, these transactions are marked to market in each accounting period.
     Under financially settled forwards, at each settlement date, the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. The Company’s financially settled forwards are settled at maturity. As of December 31, 2008, the Company was not party to any financially settled forward agreements.

     The Company also enters into financially settled forwards related to its recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses are recognized in net income in each period. All commodity instruments outstanding at December 31, 2008, are expected to be settled within the next six months. See Note 6 “Derivative Instruments” to the Company’s 2008 audited financial statements for further information.
     The following is a summary of the Company’s commodity derivatives as of December 31, 2008:
PGM Recycling:
Fixed Forwards

	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price
First Quarter 2009	10,592	$1,038	7,770	$249	2,458	$3,922
Second Quarter 2009	1,241	$973	362	$271	398	$1,446
INTEREST RATE RISK
     At December 31, 2008, all of the Company’s outstanding long-term debt was subject to fixed rates of interest. Interest income on payments to the Company’s recycling suppliers is generally linked to short-term inter-bank rates.
     The Company retired its bank credit facility in March 2008. The convertible debentures that replaced it do not contain financial covenants, other than change in control protection and investor make-whole provisions. Consequently, the Company is not subject to conventional financial covenants at this time.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stillwater Mining Company:
We have audited the accompanying balance sheets of Stillwater Mining Company as of December 31, 2008 and 2007, and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stillwater Mining Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), Stillwater Mining Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Billings, Montana
March 16, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stillwater Mining Company:
We have audited Stillwater Mining Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stillwater Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s reconciliation and related review controls over a component of cost of goods sold has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stillwater Mining Company as of December 31, 2008 and 2007, and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 16, 2009, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Stillwater Mining Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Billings, Montana
March 16, 2009

STILLWATER MINING COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

Year ended December 31,	2008	2007	2006
REVENUES

Mine production	$360,364	$331,277	$334,834
PGM recycling	475,388	326,394	269,941
Sales of palladium received in Norilsk Nickel transaction	—	—	17,637
Other	19,980	15,365	33,366

Total revenues	855,732	673,036	655,778

COSTS AND EXPENSES
Costs of metals sold:
Mine production	283,793	256,942	242,612
PGM recycling	445,299	307,137	251,198
Sales of palladium received in Norilsk Nickel transaction	—	—	10,785
Other	19,892	14,289	32,300

Total costs of metals sold	748,984	578,368	536,895
Depreciation and amortization:
Mine production	82,792	82,396	83,583
PGM recycling	192	142	100

Total depreciation and amortization	82,984	82,538	83,683

Total costs of revenues	831,968	660,906	620,578
Exploration	2,525	1,062	332
Marketing	5,705	5,586	4,186
General and administrative	24,187	21,817	23,221
Restructuring	5,420	—	—
Impairment of long-term investments	3,374	—	—
Loss on trade receivables	3,410	—	—
Loss on advances on inventory purchases	25,999	—	—
Impairment of plant, property and equipment	67,254	—	—
(Gain)/loss on disposal of property, plant and equipment	196	(180)	279

Total costs and expenses	970,038	689,191	648,596

OPERATING INCOME (LOSS)	(114,306)	(16,155)	7,182

OTHER INCOME (EXPENSE)
Other	144	236	94
Interest income	11,103	11,705	11,322
Interest expense	(9,718)	(11,269)	(11,413)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (PROVISION)	(112,777)	(15,483)	7,185

Income tax benefit (provision)	32	—	(10)

NET INCOME (LOSS)	(112,745)	(15,483)	7,175

Other comprehensive income, net of tax	5,865	9,578	1,799

COMPREHENSIVE INCOME (LOSS)	$(106,880)	$(5,905)	$8,974

See accompanying notes to financial statements.

STILLWATER MINING COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Continued)

Year ended December 31,	2008	2007	2006
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Net income (loss)	$(112,745)	$(15,483)	$7,175

Weighted average common shares outstanding
Basic	93,025	92,016	91,260
Diluted	93,025	92,016	91,580

Basic earnings (loss) per share
Net income (loss)	$(1.21)	$(0.17)	$0.08

Diluted earnings (loss) per share
Net income (loss)	$(1.21)	$(0.17)	$0.08

See accompanying notes to financial statements.

STILLWATER MINING COMPANY
BALANCE SHEETS
(in thousands, except share and per share amounts)

December 31,	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$161,795	$61,436
Investments, at fair market value	18,994	27,603
Inventories	73,413	116,623
Advances on inventory purchases	3,298	28,396
Trade receivables	2,369	12,144
Deferred income taxes	17,443	4,597
Other current assets	8,244	6,092

Total current assets	285,556	256,891
Property, plant and equipment, net	393,412	465,054
Restricted cash	35,595	5,885
Other noncurrent assets	9,701	12,537

Total assets	$724,264	$740,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,662	$17,937
Accrued payroll and benefits	24,111	20,944
Property, production and franchise taxes payable	10,749	10,528
Current portion of long-term debt	97	1,209
Fair value of derivative instruments	—	6,424
Other current liabilities	5,489	11,932

Total current liabilities	55,108	68,974
Long-term debt	210,947	126,841
Deferred income taxes	17,443	4,597
Accrued workers compensation	6,761	9,982
Asset retirement obligation	7,028	10,506
Other noncurrent liabilities	4,448	4,103

Total liabilities	$301,735	$225,003

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 93,665,855 and 92,405,111 shares issued and outstanding	937	924
Paid-in capital	640,657	626,625
Accumulated deficit	(218,905)	(106,160)
Accumulated other comprehensive loss	(160)	(6,025)

Total stockholders’ equity	422,529	515,364

Total liabilities and stockholders’ equity	$724,264	$740,367

See accompanying notes to financial statements.

STILLWATER MINING COMPANY
STATEMENTS OF CASH FLOWS
(in thousands)

Year ended December 31,	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(112,745)	$(15,483)	$7,175
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82,984	82,538	83,683
Lower of cost or market inventory adjustment	16,623	6,013	2,519
Restructuring costs	5,420	—	—
Impairment of long-term investments	3,374	—	—
Impairment of property, plant, and equipment	67,254	—	—
Loss on trade receivables	3,410	—	—
Loss on advances on inventory purchases	25,999	—	—
(Gain)/loss on disposal of property, plant and equipment	196	(180)	279
Asset retirement obligation	885	734	650
Stock issued under employee benefit plans	5,992	5,470	4,910
Amortization of debt issuance costs	3,214	500	783
Share based compensation	5,063	3,805	3,549

Changes in operating assets and liabilities:
Inventories	25,125	(15,292)	(23,686)
Advances on inventory purchases	(901)	(4,205)	(17,241)
Trade receivables	6,365	3,864	11,279
Employee compensation and benefits	(1,968)	596	2,547
Accounts payable	(3,560)	(6,896)	10,426
Property, production and franchise taxes payable	566	(780)	1,581
Workers compensation	(3,221)	(272)	4,400
Restricted cash	(9,540)	(2,100)	(1,100)
Estimated final payments on recycled material	(3,451)	72	5,410
Forward hedges	(2,812)	747	683
Other	(29)	(2,709)	(884)

NET CASH PROVIDED BY OPERATING ACTIVITIES	114,243	56,422	96,963

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(82,277)	(87,876)	(97,802)
Purchases of long-term investments	(948)	(1,687)	(1,869)
Proceeds from disposal of property, plant and equipment	329	396	615
Purchases of investments	(41,095)	(64,925)	(106,287)
Proceeds from maturities of investments	49,424	73,125	126,434

NET CASH USED IN INVESTING ACTIVITIES	(74,567)	(80,967)	(78,909)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations	(98,539)	(2,631)	(10,726)
Payments for debt issuance costs	(5,098)	—	(579)
Proceeds from issuance of convertible debentures	181,500	—	—
Issuance of common stock	2,990	252	825
Restricted cash	(20,170)	—	—
Other	—	—	526

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	60,683	(2,379)	(9,954)

CASH AND CASH EQUIVALENTS
Net increase (decrease)	100,359	(26,924)	8,100
Balance at beginning of year	61,436	88,360	80,260

BALANCE AT END OF YEAR	$161,795	$61,436	$88,360

See accompanying notes to financial statements.

STILLWATER MINING COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

				Retained Earnings		Total
	Shares	Common		(Accumulated	Accumulated Other	Stockholders’
	Outstanding	Stock	Paid-in Capital	Deficit)	Comprehensive Loss	Equity
BALANCE AT DECEMBER 31, 2005	90,992	$910	$607,828	$(97,852)	$(17,402)	$493,484

Net income	—	—	—	7,175	—	7,175
Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	1,824	1,824
Change in fair market value of securities	—	—	—	—	(25)	(25)
Common stock issued under employee benefit plans	409	4	4,906	—	—	4,910
Stock option expense	—	—	276	—	—	276
Common stock issued under stock plans	101	1	824	—	—	825
Common stock issued under Directors’ deferral plan	4	—	43	—	—	43
Nonvested shares of common stock granted to officers and employees	9	—	—	—	—	—
Amortization of unearned nonvested stock	—	—	3,250	—	—	3,250
Forfeiture of nonvested stock	—	—	(20)	—	—	(20)

BALANCE AT DECEMBER 31, 2006	91,515	$915	$617,107	$(90,677)	$(15,603)	$511,742

Net loss	—	—	—	(15,483)	—	(15,483)
Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	9,247	9,247
Change in fair market value of securities	—	—	—	—	331	331
Common stock issued under employee benefit plans	488	5	5,465	—	—	5,470
Stock option expense	—	—	392	—	—	392
Common stock issued under stock plans	29	—	252	—	—	252
Common stock issued under Directors’ deferral plan	5	4	74	—	—	78
Nonvested shares of common stock granted to officers and employees	368	—	—	—	—	—
Amortization of unearned nonvested stock	—	—	4,374	—	—	4,374
Forfeiture of nonvested stock	—	—	(1,039)	—	—	(1,039)

BALANCE AT DECEMBER 31, 2007	92,405	$924	$626,625	$(106,160)	$(6,025)	$515,364

Net loss	—	—	—	(112,745)	—	(112,745)
Change in net unrealized gains on derivative financial instruments, net of tax	—	—	—	—	6,533	6,533
Change in fair market value of securities	—	—	—	—	(668)	(668)
Common stock issued under employee benefit plans	815	8	5,984	—	—	5,992
Stock option expense	—	—	380	—	—	380
Common stock issued under stock plans	237	3	2,987	—	—	2,990
Common stock issued under Directors’ deferral plan	8	2	59	—	—	61
Nonvested shares of common stock granted to officers and employees	201	—	—	—	—	—
Amortization of unearned nonvested stock	—	—	4,654	—	—	4,654
Forfeiture of nonvested stock	—	—	(32)	—	—	(32)

BALANCE AT DECEMBER 31, 2008	93,666	$937	$640,657	$(218,905)	$(160)	$422,529

See accompanying notes to financial statements.

STILLWATER MINING COMPANY
NOTES TO THE FINANCIAL STATEMENTS
NOTE 1
NATURE OF OPERATIONS
     Stillwater Mining Company, a Delaware corporation, is engaged in the development, extraction, processing, refining and marketing of palladium, platinum and associated metals (platinum group metals or PGMs) from a geological formation in south central Montana known as the J-M Reef and from the recycling of spent catalytic converters. The J-M Reef is a twenty-eight (28) mile long geologic formation containing the largest known deposit of platinum group metals (PGMs) in the United States.
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
     The Company’s operations can be significantly affected by risks and uncertainties associated with the mining and recycling industry as well as those specifically related to its operations. Of these risks, management believes the three most significant risks that could have an immediate material impact on current operations are (i) continuing declines in PGM prices below current planning assumptions, (ii) the potential loss of two customers with which the Company has long-term sales contracts that contain floor prices, and (iii) reduction in the recycling market.
     Risk of continuing depressed PGM prices
     Because the Company’s most significant source of revenue is the sale of PGMs, changes in the market price of these metals significantly affects profitability. Many factors beyond the Company’s control influence the market prices of these metals. These factors include global supply and demand, speculative activities, international political and economic conditions, currency exchange rates, and production levels and costs in other PGM-producing countries, principally Russia and South Africa. Additionally, a prolonged economic contraction in the United States or worldwide could put further downward pressure on market prices of PGMs, particularly if demand for PGMs continued to decline in connection with reduced automobile demand and more restricted availability of investment credit.
     Risk associated with loss of long-term sales contracts
     Most of the production from the Company’s mines is sold under long-term sales agreements to Ford Motor Company and General Motors Corporation (see Note 5). Unless these contracts are renewed under similar terms, once these contracts expire the Company will be fully exposed to the volatility of PGM market prices. Additionally, since 2005, the major U.S. bond rating agencies have steadily downgraded the corporate ratings of Ford Motor Company and General Motors Corporation, reflecting the substantial deterioration in their credit status. Under applicable law, if one or both of these companies should become insolvent or file for protection under the bankruptcy statutes, their respective obligations under the PGM supply agreements with the Company could be voided. Federal financial assistance to automotive manufacturers cannot be assured and pressures for the restructuring or combination among manufacturers may increase, with potentially negative impacts on the Company. The deterioration of the credit of these two customers, particularly in light of recent low PGM market prices, has highlighted the Company’s dependence on the pricing provisions in the automotive contracts. At recent price levels, the loss of the pricing floors in these sales agreements could have a material adverse effect on the Company. The Company is undertaking steps to restructure its operations in order to mitigate this exposure, but cost levels have not yet been reduced sufficiently to compensate for loss of these contracts with PGM prices at their recent levels.
     Risk associated with recycling segment
     The Company relies upon the recycling segment to provide supplemental earnings and cash flow to help support the economics of its mining business when PGM prices are low. The recycling segment in turn depends upon the copper and nickel produced in mine concentrates to extract the PGMs in recycled material within the Company’s processing facilities. The economics of the recycling segment to a large extent have been regarded as incremental within the processing operations, with the result that recycling volumes have attracted only an incremental share of their operating costs.

     Volumes of recycling materials available in the marketplace have diminished substantially in response to lower PGM prices. These lower recycling volumes result in less earnings and cash flow from the recycling segment, and therefore less economic support for the mining operations. Should it become necessary to reduce or suspend operations at the mines for economic reasons, whether because of limited recycling support or otherwise, the proportion of operating costs allocated to the recycling segment could increase, making the recycling segment less competitive. Further, the ability to operate the smelter and refinery without significant volumes of mine concentrates would likely require modification to the processing facilities. There is no assurance that the recycling facilities can operate profitably in the absence of significant concentrates from the mines, or that capital would be available to complete necessary modifications to the processing facilities.
     Other risks and uncertainties that the Company faces include but are not limited to: mineral reserve estimation, environmental obligations, governmental regulations, and ownership of and access to mineral reserves.
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
CASH AND CASH EQUIVALENTS
     Cash and cash equivalents consist of all cash balances and all highly liquid investments purchased with an original maturity of three months or less.
RESTRICTED CASH
     Restricted cash consists of cash equivalents that have been posted as collateral on outstanding letters of credit. The restrictions on the balances lapse upon expiration of the letters of credit which currently have terms of one year or less. The Company anticipates renewing these letters of credit upon expiration.
INVESTMENTS
     The Company accounts for investments in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investment securities at December 31, 2008, accounted for under SFAS No. 115, consist of a mutual fund and federal agency notes and commercial paper with stated maturities in excess of three months but less than one year. All securities are deemed by management to be available-for-sale and are reported at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction of the carrying amount of the security to fair value. The impairment is charged to earnings and a new cost basis for the security is established.
     The Company’s long-term investments are accounted for in accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The investments were originally recorded at cost due to less than 20% equity interest and no significant Company control over the investees. A decline in the market value of these long-term investments that is deemed to be other-than-temporary will result in a reduction of the carrying amount of the investment to fair value. The impairment is charged to earnings and a new cost basis for the investment is established.
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
RECEIVABLES
     Trade receivables and other receivable balances recorded in other current assets are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when Management determines that the balance is uncollectable. With the sharp downturn in metal prices, some of the Company’s smaller customers have not been able to make timely payments. Accordingly, the Company has written off $3.4 million of the receivable balance at December 31, 2008, due to the uncertainty of ultimate repayment. The Company determined that no allowance against its receivables was necessary as of December 31, 2007.
PROPERTY, PLANT AND EQUIPMENT
     Plant facilities and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from three to seven years or, for capital leases, the term of the related leases, if shorter. Maintenance and repairs are charged to cost of revenues as incurred.
     Capitalized mine development costs are expenditures incurred to increase existing production, develop new ore bodies or develop mineral property substantially in advance of production. Capitalized mine development costs include a vertical shaft, multiple surface adits and underground infrastructure development including footwall laterals, ramps, rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. These expenditures are capitalized and amortized over the life of the mine or over a shorter mining period, depending on the period benefited by those expenditures, using the units-of-production method. The Company utilizes total proven and probable ore reserves, measured in tons, as the basis for determining the life of mine and uses the ore reserves in the immediate and relevant vicinity as the basis for determining the shorter mining period.
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
ASSET IMPAIRMENT
     The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (historical prices or third-party projections of future prices, long-

term sales contracts prices, price trends and related factors), production levels and capital and reclamation expenditures, all based on life-of-mine plans and projections. If the assets are impaired, a calculation of fair market value is performed, and if the fair market value is lower than the carrying value of the assets, the assets are reduced to their fair market value.
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
FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company’s non-derivative financial instruments consist primarily of cash equivalents, trade receivables, investments, revenue bond debt, and capital lease obligations. The carrying amounts of cash equivalents and trade receivables approximate fair value due to their short maturities. The carrying amounts of investments approximate fair value based on market quotes.
     At December 31, 2008, the Company was not party to any capital lease obligations. The fair value of the Company’s $181.5 million 1.875% convertible debentures was $81.7 million at December 31, 2008. The fair value of the Company’s $30 million 8% Series 2000 exempt facility revenue bonds was $13.8 million and $31.9 million at December 31, 2008 and 2007, respectively. The $0.1 million aggregate fair value of the Company’s special industrial education impact revenue bonds was not materially different from their carrying values at December 31, 2008 and 2007. The Company used implicit interest rates on unsecured obligations of issuers that are not investment grade to calculate the fair value of the revenue bonds at December 31, 2008. The Company used its respective current borrowing rate to calculate the fair value of the revenue bonds at December 31, 2008 and 2007.
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
REVENUE RECOGNITION
     Revenue is comprised of mine production revenue, PGM recycling revenue, other sales revenue and sales of palladium received in the Norilsk Nickel transaction (in 2006). Mine production revenue consists of the sales of palladium and platinum extracted by the Company’s mining operations, including any realized hedging gains or losses, and is reduced by sales discounts associated with long-term automotive contracts. PGM recycling revenue consists of the sales of recycled palladium, platinum and rhodium derived from spent catalytic materials, including any unrealized and realized hedging gains or losses. Other sales revenue consists of sales of PGMs that were acquired on the open market for resale.
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2008 and 2007, for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized. Based on the Company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the Company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the Company could owe income taxes prospectively on the resulting higher taxable income.
     The Company adopted FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes in 2007 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109.
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
EARNINGS (LOSS) PER COMMON SHARE
     Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised and the Company’s convertible debt was converted. No adjustments were made to reported net income (loss) in the computation of basic or diluted earnings (loss) per share as of December 31, 2008, 2007 or 2006. The Company currently has only one class of equity shares outstanding.
COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders’ equity that result from transactions and events other than those with stockholders. The Company’s only significant elements of other comprehensive income are unrealized gains and losses on derivative financial instruments related to commodity price hedging activities and available-for-sale marketable securities.
DEBT ISSUANCE COSTS
     Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt using the effective interest method.
USE OF ESTIMATES
     The preparation of the Company’s financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management’s estimates relate to mineral reserves, reclamation and environmental obligations, valuation allowance for deferred tax assets, useful lives utilized for depreciation, amortization and accretion calculations, future cash flows from long-lived assets, fair value of long-lived assets, fair value of derivatives and accruals for restructuring costs. Actual results could differ from these estimates.
RECLASSIFICATIONS
     Prior year amount previously disclosed as long-term investments has been consolidated into other noncurrent assets to conform to the current year presentation on the Company’s balance sheet. In prior years, the Company has credited the proceeds from by-product sales against costs. However, with the substantial growth in by-product sales proceeds in recent years, the Company has determined to include by-product sales within Mine production revenues in its financial statements. The Company has reclassified these by-product sales proceeds in with mine production revenues for all prior periods referenced to conform to current year presentation. Prior year restricted cash balance was reclassed from current to noncurrent to conform to current year presentation.

NOTE 3
CORRECTION OF IMMATERIAL ERROR
     Subsequent to the quarter ended December 31, 2008, the Company identified an error in the recovery percentage used to calculate the number of ounces of recycled rhodium in its finished goods inventory. Due to this error, the costs of goods sold for the third and fourth quarters of 2005 and the full years of 2006 and 2007 were understated.
     The recovery percentage error resulted in a $2.9 million total understatement of costs of goods sold. The cumulative impact for the years 2005 through 2007 was a $2.0 million understatement of costs of goods sold and was immaterial overall to previously reported quarterly and annual periods.
     The Company assessed the materiality of this error in accordance with Staff Accounting Bulletin (SAB) No. 108 and determined that the error was immaterial to previously reported amounts contained in its periodic reports and the Company intends to correct this error through subsequent periodic filings. The effect of recording this immaterial correction in the statements of operations for the two fiscal years impacted, balance sheet as of December 31, 2007, and for the fiscal 2008 quarterly periods to be reported in subsequent periodic filings are as follows:

	For the Quarter Ended		For the Quarter Ended		For the Quarter Ended
	September 30, 2008		June 30, 2008		March 31, 2008
	As	As	As	As	As	As
(in thousands)	Reported	Revised	Reported	Revised	Reported	Revised
PGM recycling costs of goods sold	$152,383	$151,967	$101,491	$102,352	$82,083	$82,486
Net income (loss)	(335)	81	17,173	16,312	3,212	2,809
Comprehensive income (loss)	(407)	9	23,077	22,216	3,300	2,897

Inventory	163,795	160,907	182,763	179,459	122,309	119,866
Accumulated deficit	(84,070)	(86,958)	(83,735)	(87,039)	(100,908)	(103,351)
Total shareholders’ equity	554,476	551,588	552,096	548,792	526,102	523,659

	For the Year Ended		For the Year Ended
	December 31, 2007		December 31, 2006
	As	As	As	As
(in thousands)	Reported	Revised	Reported	Revised
PGM recycling costs of goods sold	$305,911	$307,137	$250,444	$251,198
Operating income (loss)	(14,929)	(16,155)	7,936	7,182
Net income (loss)	(14,257)	(15,483)	7,929	7,175
Comprehensive income (loss)	(4,679)	(5,905)	9,728	8,974

Inventory	118,663	116,623	106,895	106,081
Accumulated deficit	(104,120)	(106,160)	(89,863)	(90,677)
Total shareholders’ equity	517,404	515,364	512,556	511,742
NOTE 4
ASSET IMPAIRMENT
     In accordance with the methodology prescribed by SFAS No. 144, the Company has concluded that the economic circumstances in which it operates have changed significantly during the latter part of 2008. This requires the Company to assess whether total estimated undiscounted future cash flows at the East Boulder and the Stillwater mines would be sufficient to recoup the carrying amount of each asset. Based on current mine plans and an assessment of long-term pricing, the Company determined that undiscounted future cash flows at the Stillwater Mine are sufficient to return the carrying value, but the undiscounted future cash flows projected at East Boulder Mine are not sufficient to cover the carrying value there. The Company engaged Behre Dolbear & Company, Inc. (“Behre Dolbear”), third party independent consultants, to assist in determining the fair value of the East Boulder Mine assets. Behre Dolbear performed their appraisal based on projected future cash flows under various long-term pricing scenarios. Accordingly, the Company’s reported earnings at December 31, 2008, include a $67.3 million reduction in carrying value of the East Boulder Mine assets to $161.4 million.
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
NOTE 5
SALES
Mine Production
     Palladium, platinum, rhodium, gold and silver are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity (rhodium of 99.9%) in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product metals are normally sold at market prices to customers, brokers or outside refiners. Copper and nickel by-products, however, are produced at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales previously reflected as a reduction to costs of metals sold, are now included in revenues from mine production. During 2008, 2007 and 2006, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $36.8 million, $53.8 million and $42.6 million, respectively.
     The Company has entered into long-term sales contracts with Ford Motor Company and General Motors Corporation, covering production from the mines, that contain guaranteed floor and, in some cases, ceiling prices for metal delivered. Metal sales under these contracts, when not affected by the guaranteed floor or ceiling prices, are priced at a slight discount to market. Under these sales contracts, the Company currently has committed 100% of its palladium production and 70% of its platinum production from mining through 2010. After 2010, 20% of the Company’s total mine production of palladium, along with additional palladium ounces to be procured from other sources at the Company’s discretion, are committed for sale in 2011 and 2012 under these contracts. None of the Company’s platinum production after 2010 is committed for sale under these contracts.
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
     The long-term contracts contain termination provisions that allow the purchasers to terminate in the event the Company breaches certain provisions of the contract and the Company does not cure the breach within specified periods ranging from 10 to 30 days of notice. The contracts are not subject to the requirements of SFAS No. 133, SFAS No. 138 or SFAS No. 149, because the contracts qualify for the normal sales exception since they will not settle net and will result in physical delivery. The floors and ceilings embedded within the long-term sales contracts are treated as part of the host contract, not a separate derivative instrument and are therefore also not subject to the requirements of SFAS No. 133, SFAS No. 138, or SFAS No. 149.

PGM Recycling
     The Company purchases spent catalyst materials from third parties and processes these materials in its facilities in Columbus, Montana to recover palladium, platinum and rhodium to sell to various third parties. The Company’s recycling segment is currently highly dependent on the performance of one supplier. The Company also has various spot purchase and tolling agreements with other suppliers of spent catalytic materials, but the volumes from these agreements are less significant.
     The Company advances cash for purchase and collection of these spent catalyst materials to its suppliers. These advances are reflected as Advances on inventory purchases on the Company’s balance sheet until the Company physically receives the material and title has transferred to the Company. Once the material is received and title has transferred, the associated advance is reclassified into Inventories. Finance charges on these advances collected in advance of being earned are recorded as Unearned income and are included in Other current liabilities on the Company’s balance sheet.
     The Company holds a security interest in materials procured by suppliers but not yet received by the Company. However, until the suppliers have actually procured the promised material, a portion of the Advances on inventory purchases on the Company’s balance sheet remains unsecured. This unsecured portion is fully at risk should the suppliers fail to deliver the promised material or experience other financial difficulties. Any determination that a supplier is unable to deliver the promised material or otherwise repay these advances would likely result in a significant charge against earnings. The Company has had to roll forward certain commitments from its suppliers associated with a portion of these advances on inventory purchases, as the volumes in that market have contracted sharply. A portion of these advances to the suppliers is collateralized. However, the Company has taken a write-down of $26.0 million on its Advances on inventory purchases related to its recycling segment.
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
Other activities
     The Company makes other open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $20.0 million and $15.4 million on 48,800 and 43,800 ounces of palladium that were purchased in the open market and re-sold for the years ended December 31, 2008 and 2007, respectively.
NOTE 6
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
Commodity Derivatives
     The Company regularly enters into fixed forward contracts and financially settled forward contracts to offset the price risk in its PGM recycling activity. From time to time, it also enters into these types of contracts on portions of its mine production. In fixed forward transactions, the Company agrees to deliver a stated quantity of metal on a specific future date at a price stipulated in advance. The Company uses fixed forward transactions primarily to price in advance the metals acquired for processing in its recycling segment. Under financially settled forward transactions, at each settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price and the Company pays the difference between the forward price and the market price if the market price is above the forward price. These financially settled forward contracts are settled in cash at maturity and do not require physical delivery of metal at settlement. The Company normally uses financially settled forward contracts with third parties to reduce its exposure to price risk on metal it is obligated to deliver under the long-term sales agreements.

Mine Production
     On June 30, 2008, the Company settled the remaining financially settled forward agreements covering future anticipated platinum sales out of mine production. Consequently, the Company, at present, is no longer party to any further hedges on its mined platinum production. Realized losses on hedges of mined platinum in 2008 totaled $12.8 million. Realized losses on hedges of mined platinum were $31.7 million and $31.1 million in 2007 and 2006, respectively.
     Before these financially settled forward contracts related to mine production matured, any net change in the value of the hedging instrument was reflected in stockholders’ equity in accumulated other comprehensive income (loss) (AOCI). The net unrealized losses related to financially settled forwards for mine production were $6.5 million and $15.8 million at December 31, 2007 and 2006, respectively. When these instruments settled, any remaining gain or loss on the cash flow hedges offset gains or losses on the future metal sales and were recognized at that time in operating income.
PGM Recycling
     The Company enters into fixed forward sales relating to PGM recycling of catalysts materials. The Company accounts for these fixed forward sales under the normal sales provisions of SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149. The metals from PGM recycled materials are sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. All of these fixed forward sales contracts open at December 31, 2008, will settle at various periods through June 2009. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. As of December 31, 2008 and 2007, no such margin deposits were outstanding or due.
     From time to time, the Company also enters into financially settled forward contracts on recycled materials for which it hasn’t entered into a fixed forward sale. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal as of a specific future date. No financially settled forward contracts were outstanding at December 31, 2008. The Company generally has not designated these contracts as cash flow hedges, so they are marked to market at the end of each accounting period with the change in the fair value of the derivatives being reflected in the income statement. The corresponding net realized loss on these derivatives was $162,000 in 2008 compared to a net realized loss of $174,000 in 2007 and was recorded as a component of recycling revenue.
     The following is a summary of the Company’s commodity derivatives as of December 31, 2008:
PGM Recycling:
Fixed Forwards

	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price
First Quarter 2009	10,592	$1,038	7,770	$249	2,458	$3,922
Second Quarter 2009	1,241	$973	362	$271	398	$1,446
Interest Rate Derivatives
     On July 28, 2006, the Company entered into an interest rate swap agreement that had the effect of fixing the interest rate on $50 million of the Company’s outstanding term loan debt through December 31, 2007. The effective fixed rate of the interest rate swap was 7.628%. The company elected not to account for this as a cash flow hedge and accordingly recorded a credit to interest expense of $7,600 in 2007. This interest rate swap terminated on December 31, 2007. The Company did not enter into any interest rate swap agreements in 2008.

NOTE 7
SHARE-BASED PAYMENTS
STOCK PLANS
     The Company sponsors stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. The Company has options outstanding under three separate plans: the 1994 Incentive Plan, the General Plan and the 2004 Equity Incentive Plan. During 2004, the 1994 Incentive Plan was terminated and in early 2008, the General Plan was terminated. Shares of common stock that have been authorized for issuance under the 1994 Incentive Plan and the General Plan were 1,400,000 and 1,151,000, respectively. While no additional options may be issued under these two plans, options issued prior to the termination dates remain outstanding. A total of 5,250,000 shares of common stock have been authorized for issuance under the 2004 Equity Incentive Plan, of which approximately 3,656,000 shares remain reserved and available for grant as of December 31, 2008.
     Awards granted under the Plans may consist of incentive stock options (ISOs) or non-qualified stock options (NQSOs), stock appreciation rights (SARs), nonvested shares or other stock-based awards, with the exception that non-employee directors may not be granted SARs and only employees of the Company may be granted ISOs.
     The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise price, exercise period, vesting period and all other terms of instruments issued under the Plans. Directors’ options vest over a six month period after date of grant. Officers’ and employees’ options vest ratably over a three year period after date of grant. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. The Company received approximately $3.0 million, $0.3 million and $0.8 million, in cash from the exercise of stock options in 2008, 2007 and 2006, respectively.

Nonvested Shares:
     Nonvested shares granted to non-management directors and certain members of management and other employees as of December 31, 2008, 2007 and 2006, along with the related compensation expense recorded in general and administrative expense are detailed in the following table:

		Nonvested	Market
		Shares	Value on	Compensation Expense
Grant Date	Vesting Date	Granted	Grant Date	2008		2007		2006
May 7, 2004	May 7, 2007	348,170	$4,460,058	$—		$495,562		$1,486,686
May 3, 2005	May 3, 2008	225,346	$1,654,040	147,446		260,656	(2)	551,347
April 27, 2006	April 27, 2009	288,331	$4,731,512	1,264,571		1,056,171	(2)	1,051,447
April 27, 2006	October 26, 2006	9,752	$160,030	—		—		160,030	(1)
February 22, 2007	February 22, 2010	426,514	$5,433,788	1,420,002	(3)	1,242,863	(2)	—
May 3, 2007	November 3, 2007	17,654	$280,000	—		280,000		—
February 4, 2008	February 4, 2011	16,741	$225,000	68,098		—		—
March 6, 2008	March 6, 2011	287,592	$5,283,065	1,435,344	(3)	—		—
May 8, 2008	November 8, 2008	19,719	$280,010	280,010		—		—
December 9,2008	June 9, 2009	12,987	$40,000	6,667		—		—

Total compensation expense of nonvested shares				$4,622,138		$3,335,252		$3,249,510

(1)	A total of 1,219 nonvested shares that were granted on April 27, 2006 to non-management directors were forfeited in 2006 due to the resignation of one member from the Company’s board of directors. Compensation expense of $20,004 was reversed in 2006 due to this resignation.

(2)	78,493, 57,148, and 44,554 nonvested shares granted in 2007, 2006, and 2005, respectively, were forfeited in 2007 due to the resignation of one member of the Company’s senior management. Compensation expense in 2007 has been reduced to reflect compensation expense of $255,318, $494,949, and $281,606 recognized in 2007, 2006, and 2005, respectively, due to this resignation. Compensation expense in 2007 was also reduced by approximately $7,000 for forfeiture of approximately 3,200 nonvested shares granted to certain members of management and other employees who terminated employment in 2007.

(3)	Compensation expense in 2008 was reduced by approximately $32,400 for forfeiture of approximately 7,600 nonvested shares granted in 2008 and 2007 to certain members of management and other employees who terminated employment in 2008.
Deferral Plans:
     The Stillwater Mining Company Non-Employee Directors’ Deferral Plan, allows non-employee directors to defer all or any portion of the compensation received as directors, in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). The plan provides for a Company matching contribution equal to 20% of the participant’s deferred amount. Each participant elects the form of the Company match (cash or Company common stock). In accounting for this plan, the Company follows the provisions of APB Opinion No. 12, Omnibus Opinion — 1967 on accounting for deferred compensation plans other than post-retirement plans in conjunction with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested. Compensation expense that was deferred in common stock related to the Non-Employee Directors’ Deferral Plan was $47,700 and $57,900 in 2008 and 2007, respectively. The Company match was made in Company common stock and resulted in compensation expense of $7,950 and $9,650 in 2008 and 2007, respectively. Additional compensation expense of $10,900 and $27,300, made in Company common stock and attributable to the vesting of deferred restricted stock, was recognized in 2008 and 2007, respectively.
     The Stillwater Mining Company Nonqualified Deferred Compensation Plan, allows officers of the Company to defer up to 60% of their salaries and up to 100% of cash compensation other than salary in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). For each Plan year, the Company matches the amount of compensation deferred during that year up to a maximum of 6% of the participant’s total compensation for the calendar year. In accounting for this plan, the Company follows the provisions of APB Opinion No. 12, Omnibus Opinion - 1967 on accounting for deferred compensation plans other than post-retirement plans in conjunction with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested. Compensation expense deferred in cash was $174,200 and $121,000 in 2008 and 2007, respectively.
Stock Options:
     The Company recognizes compensation expense associated with its stock option grants based on fair market value on the date of grant using a Black-Scholes option pricing model. Stock option grants to employees generally vest in annual installments over a three year period. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture, but does not recapture expense taken previously. The compensation expense related to the fair value of stock options during 2008, 2007 and 2006 was $380,000, $392,000 and $276,000, respectively. Compensation expense related to the fair value of stock options was recorded in general and administrative expense.
     The fair value for options in 2008, 2007 and 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,	2008	2007	2006
Weighted average expected lives (years)	3.8	3.9	3.8
Interest rate	2.6%	4.5%	4.8%
Volatility	58%	56%	58%
Dividend yield	0	0	0
     Stock option activity for the years ended December 31, 2008, 2007 and 2006, is summarized as follows (excluding the effect of nonvested shares):

			Weighted-Average
		Weighted Average	Grant-Date Fair
	Shares	Exercise Price	Value
Options outstanding at December 31, 2005	1,518,297	$20.20
Options exercisable at December 31, 2005	1,361,582
2006 Activity
Options granted	88,950	12.27	$5.86
Options exercised	(100,850)	8.32
Options canceled/forfeited	(155,486)	24.89

Options outstanding at December 31, 2006	1,350,911	$20.02
Options exercisable at December 31, 2006	1,209,644
2007 Activity
Options granted	73,450	11.59	$5.44
Options exercised	(29,375)	9.14
Options canceled/forfeited	(118,961)	16.01

Options outstanding at December 31, 2007	1,276,025	$20.16
Options exercisable at December 31, 2007	1,149,830	21.11
2008 Activity
Options granted	87,100	11.72	$5.35
Options exercised	(236,690)	12.75
Options canceled/forfeited	(96,275)	16.27

Options outstanding at December 31, 2008	1,030,160	$21.51
Options exercisable at December 31, 2008	905,266	22.90
     The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $1,835,000, $147,000, and $833,000, respectively. At December 31, 2008, the total intrinsic value was $20,000 and $16,000 for stock options outstanding and exercisable, respectively.

     The following table summarizes information for outstanding and exercisable options as of December 31, 2008:

		Options Outstanding		Options Exercisable
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price
$ 2.30 — $ 4.66	13,417	7.1	$3.70	5,917	$2.76
$ 4.67 — $ 9.33	99,798	6.4	$7.17	70,918	$6.91
$ 9.34 — $13.99	118,550	7.6	$11.75	57,912	$11.75
$14.00 — $18.65	99,658	5.5	$15.61	77,107	$15.58
$18.66 — $23.31	270,537	3.0	$19.37	265,212	$19.34
$23.32 — $27.98	177,825	0.3	$26.51	177,825	$26.51
$27.99 — $32.64	88,675	1.0	$30.49	88,675	$30.49
$32.65 — $37.30	110,200	1.9	$34.65	110,200	$34.65
$37.31 — $41.96	51,500	1.9	$38.33	51,500	$38.33

	1,030,160	3.3	$21.51	905,266	$22.90

     A summary of the status of the Company’s nonvested stock options as of December 31, 2008, and changes during the year then ended, is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Options	Options	Value
Nonvested options at January 1, 2008	126,195	$5.37
Options granted	87,100	5.35
Options vested	(52,852)	5.25
Options forfeited	(35,549)	5.78

Nonvested options at December 31, 2008	124,894	$5.29

     Total compensation cost related to nonvested stock options not yet recognized is $231,000, $80,400, and $15,700 for 2009, 2010 and 2011, respectively.
Employee Benefit Plans:
     The Company has adopted two savings plans, which qualify under section 401(k) of the U.S. Internal Revenue Code, covering essentially all non-bargaining and bargaining employees. Employees may elect to contribute up to 60% of eligible compensation, subject to the Employee Retirement Income Security Act of 1974 (ERISA) limitations. The Company is required to make matching contributions equal to 100% of the employee’s contribution up to 6% of the employee’s compensation. Matching contributions are made with common stock of the Company. During 2008, 2007 and 2006, the Company issued 815,449, 488,285 and 409,187 shares of common stock, respectively, with a market value on the respective grant dates of $6.0 million, $5.5 million and $4.9 million, respectively, to match employees’ contributions. The Company made no cash contributions to the plans in 2008, 2007 or 2006.

NOTE 8
INCOME TAXES
     The components of the Company’s deferred tax liabilities (assets) are comprised of the following temporary differences and carry forwards at December 31, 2008 and 2007:

December 31, (in thousands)	2008	2007
Mine development costs	$76,138	$89,077
Inventory	1,550	2,190

Total deferred tax liabilities	77,688	91,267

Noncurrent liabilities	(8,829)	(7,619)
Property and equipment	(27,373)	(19,921)
Current liabilities	(18,994)	(6,788)
Long-term investments	(1,329)	—
Net operating loss and other carryforwards	(136,112)	(127,194)

Total deferred tax assets	(192,637)	(161,522)
Valuation allowance	114,949	70,255

Net deferred tax assets	(77,688)	(91,267)

Net deferred tax liabilities	$—	$—

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company provided a valuation allowance in 2008 and 2007 to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of the net operating loss carry forwards (NOL’s) as management considers it more likely than not that the NOL’s will not be realized based upon projected future taxable income.
     Reconcilement of the federal income tax provision at the applicable statutory income tax rate to the effective rate is as follows:

Year ended December 31, (in thousands)	2008	2007 (1)	2006 (1)
Income (loss) before income taxes	$(112,777)	$(15,483)	$7,185

Income tax (benefit) or expense at statutory rate of 35%	$(39,472)	$(5,419)	$2,515
State income tax benefit, net of federal benefit	(4,948)	(679)	315
Change in valuation allowance	44,694	6,108	(2,748)
Other	(306)	(10)	(72)

Net income tax provision	$(32)	$—	$10

(1)	Prior amounts have been revised due to immaterial correction of an error as described in Note 3
     At December 31, 2008, the Company had approximately $357 million of regular tax net operating loss carry forwards expiring during 2009 through 2028. Usage of $189 million of these net operating losses is limited to approximately $9.5 million annually as a result of the change in control of the Company that occurred in connection with the Norilsk Nickel transaction in 2003. Usage of net operating losses incurred after the change in control is not subject to this limitation.
     No cash payments for income taxes related to state tax payments were made for the years ended December 31, 2008 or 2007 and a cash payment of $10,000, was made for the year ended December 31, 2006 related to state tax payments and was included in income tax expense. The Company recorded a tax benefit of $32,000 in 2008 related to a refundable minimum tax credit.
     The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no unrecognized tax benefits at December 31, 2008 or 2007. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax provision in the Statements of Operations and Comprehensive Income (Loss). There was no interest or penalties for the year ended December 31, 2008. The tax years subject to examination by the taxing authorities are the years ending December 31, 2007, 2006 and 2005.
NOTE 9
COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income (loss). As of December 31, 2008, such items consist of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities and available-for-sale marketable securities.
     The Company settled its remaining commodity instruments relating to financially settled forwards on June 30, 2008. The net realized loss on these instruments was $12.8 million for the first six months of 2008 and is reflected in other comprehensive income (loss).
     The following summary sets forth the changes in AOCI during 2008, 2007 and 2006:

			Accumulated
	Available for		Other
	Sale	Commodity	Comprehensive
(in thousands)	Securities	Instruments	Loss
Balance at December 31, 2005	$202	$(17,604)	$(17,402)

Reclassification to earnings	—	31,055	31,055
Change in value	(25)	(29,231)	(29,256)

Comprehensive income (loss)	$(25)	$1,824	$1,799

Balance at December 31, 2006	$177	$(15,780)	$(15,603)

Reclassification to earnings	—	31,669	31,669
Change in value	331	(22,422)	(22,091)

Comprehensive income	$331	$9,247	$9,578

Balance at December 31, 2007	$508	$(6,533)	$(6,025)

Reclassification to earnings	6	12,794	12,800
Change in value	(674)	(6,261)	(6,935)

Comprehensive income (loss)	$(668)	$6,533	$5,865

Balance at December 31, 2008	$(160)	$—	$(160)

NOTE 10
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
     The All Other group primarily consists of assets, revenues, and expenses of various corporate and support functions, and for the year 2006, included the assets, revenues and expenses associated with the palladium received in the Norilsk Nickel transaction. The program to sell the palladium received in the Norilsk Nickel transaction was completed during the first quarter of 2006.
     The Company evaluates performance and allocates resources based on income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands)	Mine	PGM	All
Year ended December 31, 2008	Production	Recycling	Other	Total
Revenues	$360,364	$475,388	$19,980	$855,732
Depreciation and amortization	$82,792	$192	$—	$82,984
Interest income	$—	$6,979	$4,124	$11,103
Interest expense	$—	$1	$9,717	$9,718
Income (loss) before impairment charge	$(6,413)	$36,869	$(43,196)	$(12,740)
Impairment charge	$67,254	$25,999	$6,784	$100,037
Income (loss) after impairment charge, before income taxes	$(73,667)	$10,870	$(49,980)	$(112,777)
Capital expenditures	$81,657	$306	$314	$82,277
Total assets	$448,312	$24,559	$251,393	$724,264

(in thousands)	Mine	PGM	All
Year ended December 31, 2007	Production	Recycling	Other	Total
Revenues	$331,277	$326,394	$15,365	$673,036
Depreciation and amortization	$82,396	$142	$—	$82,538
Interest income	$—	$6,684	$5,021	$11,705
Interest expense	$—	$—	$11,269	$11,269
Income (loss) before income taxes	$(7,843)	$25,799	$(33,439)	$(15,483)
Capital expenditures	$87,257	$382	$237	$87,876
Total assets	$516,308	$86,548	$137,511	$740,367

(in thousands)	Mine	PGM	All
Year ended December 31, 2006	Production	Recycling	Other	Total
Revenues	$334,834	$269,941	$51,003	$655,778
Depreciation and amortization	$83,583	$100	$—	$83,683
Interest income	$—	$5,992	$5,330	$11,322
Interest expense	$—	$—	$11,413	$11,413
Income (loss) before income taxes	$8,411	$24,580	$(25,806)	$7,185
Capital expenditures	$97,284	$209	$309	$97,802
Total assets	$512,128	$70,773	$172,308	$755,209

NOTE 11
INVESTMENTS
     The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale investment securities by major security type and class of security at December 31, are as follows:

			Gross	Gross
			unrealized	unrealized	Fair
(in thousands)		Cost	gains	losses	market value
2008
	Federal agency notes	$17,926	$69	$—	$17,995
	Commercial paper	998	1	—	999
	Mutual funds	579	—	230	349

	Total	$19,503	$70	$230	$19,343

2007
	Federal agency notes	$24,154	$466	$—	$24,620
	Commercial paper	2,965	18	—	2,983
	Mutual funds	511	24	—	535

	Total	$27,630	$508	$—	$28,138

     The mutual funds included in the investment table above are included in Other noncurrent assets on the balance sheet.
NOTE 12
INVENTORIES
     For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. In order to reflect inventory costs in excess of market values, the Company, during 2008, 2007 and 2006, reduced the aggregate inventory carrying value of certain components of its in-process and finished goods inventories by $16.6 million, $6.0 million and $2.5 million, respectively.
     The costs of PGM inventories as of any date are determined based on combined production costs per ounce and include all inventoriable production costs, including direct labor, direct materials, depreciation and amortization and other overhead costs relating to mining and processing activities incurred as of such date.
     Inventories reflected in the accompanying balance sheets at December 31 consisted of the following:

(in thousands)	2008	2007
Metals inventory
Raw ore	$1,050	$1,061
Concentrate and in-process	14,892	36,933
Finished goods	36,486	60,893

	52,428	98,887
Materials and supplies	20,985	17,736

Total inventory	$73,413	$116,623

NOTE 13
EARNINGS (LOSS) PER COMMON SHARE
     Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised and the Company’s convertible debt was converted. No adjustments were made to reported net income (loss) in the computation of basic earnings (loss) per share or diluted earnings (loss) per share in 2008, 2007 or 2006. The Company currently has only one class of equity shares outstanding.
     Outstanding options to purchase 888,879 and 1,058,982 weighted average shares were excluded from the computation of diluted earnings (loss) per share in 2008 and 2007, respectively, because the Company reported losses in both years and so the effect would have been antidilutive and inclusion of these options would have reduced the net loss per share. The effect of outstanding stock options on diluted weighted average shares outstanding was 85,341 shares in 2006.
     There was no effect of outstanding nonvested shares on diluted weighted average shares outstanding in 2008 or 2007 because the Company reported net losses in both years and inclusion of any of these shares would have reduced the net loss per share amounts. The effect of outstanding nonvested shares was to increase diluted weighted average shares outstanding by 234,439 shares in 2006.
     All 7.72 million shares of common stock applicable to the outstanding convertible debentures were excluded from the computation of diluted weighted average shares in 2008 because the net effect of assuming all the debentures were converted would have been antidilutive.
NOTE 14
DEBT OBLIGATIONS
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
     The debentures were sold to an “accredited investor” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial investor offered and resold the debentures to “qualified institutional buyers” under Rule 144A of the Securities Act. An affiliate of MMC Norilsk Nickel, with the approval of the Company’s public directors, purchased $80 million of the debentures, thereby maintaining its majority ownership position in the Company.
     In connection with the issuance of the debentures, the Company agreed to file a shelf registration statement with the Securities and Exchange Commission (SEC) for the resale of the debentures and the common stock issuable upon conversion of the debentures and to use reasonable best efforts to cause it to become effective, within an agreed-upon period. The Company also agreed to periodically update the shelf registration and to keep it effective until the earlier of (1) the date the debentures or the common stock issuable upon conversion of the debentures is eligible to be sold to the public pursuant to Rule 144 of the Securities Act or (2) the date on which there are no outstanding registrable securities. Except for the debentures held by Company affiliates, the six-month holding period prescribed in Rule 144 has now elapsed, and management believes the debentures are now eligible to be sold to the public in the secondary market.
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

     In connection with the issuance of the debentures, the Company incurred $5.1 million of issuance costs, which primarily consisted of investment banking fees, legal and other professional fees. These costs are classified within Other noncurrent assets and are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders can require repurchase of the debentures, which is March 15, 2013. Amortization expense related to the issuance costs of the debentures was $0.8 million in 2008, and the interest expense on the debentures was $2.7 million in 2008. The Company made cash payments of $1.7 million for interest on the debentures in 2008.
     The Company used a portion of the proceeds of the debenture offering to retire $98.3 million of term debt and terminate a $40 million revolving credit line under its previous credit facility. Interest expense for 2008 includes approximately $0.2 million of amortization expense and $2.2 million for the non-cash write-off of unamortized issuance costs on the prior facility. In conjunction with terminating the revolving credit line, the Company posted $20.7 million of restricted cash during 2008 to collateralize stand-by letters of credit previously supported by that facility.
EQUIPMENT LEASE AGREEMENTS
     The Company periodically leases certain underground mining equipment under leasing agreements containing purchase options that can be exercised at the end of the original lease terms. As of December 31, 2008, the Company was not party to any capital lease agreements.
EXEMPT FACILITY REVENUE BONDS
     During 2000, the Company completed a $30 million offering of Exempt Facility Revenue Bonds, Series 2000, through the State of Montana Board of Investments. The bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Mine. The bonds mature on July 1, 2020, and have a stated interest rate of 8.00% with interest paid semi-annually. The bonds have an effective interest rate of 8.57%. Net proceeds from the offering were $28.7 million. The balance outstanding for the years ended December 31, 2008 and 2007 was $29.4 million, which is net of unamortized discount of $0.6 million.
SPECIAL INDUSTRIAL EDUCATION IMPACT REVENUE BONDS
     The Company issued these bonds in 1989 in three series to finance impact payments to local school districts. The bonds bear interest at varying rates between 6.5% and 7.8% and mature in increasing annual principal amounts through 2009. The aggregate balance outstanding at December 31, 2008 and 2007 was $0.1 million and $0.3 million, respectively. The bonds, which are collateralized by the Company’s real estate, are secured by guarantees from Chevron Corporation and Manville Corporation. Final principal payment is due in 2009.
CASH PAID FOR INTEREST
     The Company made cash payments for interest of $5.4 million, $10.1 million and $10.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 15
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31 consisted of the following:

(in thousands)	2008	2007
Machinery and equipment	$42,346	$71,905
Buildings and structural components	111,202	150,064
Mine development	387,207	452,244
Land	6,403	7,721
Construction-in-progress:
Stillwater Mine	47,516	47,072
East Boulder Mine	14,085	33,358
Other	16,765	3,902

	625,524	766,266
Less accumulated depreciation and amortization	(232,112)	(301,212)

Total property, plant, and equipment	$393,412	$465,054

The Company’s capital expenditures for the years ended December 31, were as follows:

(in thousands)	2008	2007	2006
Stillwater Mine	$46,513	$47,864	$53,650
East Boulder Mine	19,097	33,991	41,173
Other	16,667	6,021	2,979

Total capital expenditures	$82,277	$87,876	$97,802

NOTE 16
RESTRUCTURING COSTS
     In the fourth quarter of 2008, the Company implemented a revised operating plan, which included a reduction of the Company’s previously planned capital expenditures and production levels. In accordance with the plan, the Company terminated certain contracts related to ongoing mine development which included 32 contractor miners and reduced its company-wide workforce by 218 employees. As a result of these terminations, the Company incurred a pre-tax charge of approximately $5.4 million. The restructuring charge was based on the termination provisions of the related contracts. Cash paid for restructuring costs in 2008 was $2.4 million which included termination costs for service contracts and employee terminations.
     The following summary identifies components of the restructuring plan accrual at December 31, 2008:

			Total
	Contract	Employee	Restructuring
(in thousands)	Terminations	Terminations	Accrual
Restructuring accrual	$285	$5,135	$5,420
Cash paid for restructuring costs	(81)	(2,342)	(2,423)

Balance at December 31, 2008	$204	$2,793	$2,997

NOTE 17
ASSET RETIREMENT OBLIGATION
     The following summary sets forth the annual changes to the Company’s asset retirement obligation in 2008, 2007 and 2006:

	Stillwater	East Boulder
(in thousands)	Mine	Mine	Total
Balance at December 31, 2005	$5,346	$1,982	$7,328

Liabilities incurred	—	1,453	1,453
Accretion expense	470	180	650
Revision of estimated cash flows	—	(881)	(881)

Balance at December 31, 2006	$5,816	$2,734	$8,550

Liabilities incurred	1,222	—	1,222
Accretion expense	512	222	734
Revision of estimated cash flows	—	—	—

Balance at December 31, 2007	$7,550	$2,956	$10,506

Liabilities incurred	—	—	—
Accretion expense	644	241	885
Revision of mine life	(2,301)	(2,062)	(4,363)

Balance at December 31, 2008	$5,893	$1,135	$7,028

     Revisions during 2008 resulted from changes in estimated timing of actual abandonment. In 2008, the Company increased the estimated mine life of the Stillwater Mine from the year 2025 to 2030; and it increased the estimated mine life of the East Boulder Mine from the year 2040 to 2055. In 2007, the Company recorded a $1.2 million adjustment to the future reclamation obligation at the Stillwater Mine related to an increase in the estimated reclamation costs. No adjustment to the asset retirement obligation for the East Boulder Mine was made in 2007.
     At December 31, 2008, the Company had posted surety bonds with the State of Montana in the amount of $25.8 million, and had obtained a letter of credit of $7.5 million to satisfy the current $33.3 million of financial guarantee requirements determined by the regulatory agencies. The Company believes these financial guarantee requirements may increase once the state finalizes an updated environmental impact statement which was completed in 2008. However the Company had not received a final environmental impact statement from the state at December 31, 2008.
NOTE 18
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

     Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2008, consisted of the following:

		Fair Value Measurements
(in thousands)	Total	Level I	Level 2	Level 3
Mutual funds	$349	$—	$349	$—
Investments	$18,994	$—	$18,994	$—
     The fair value of mutual funds and investments, consisting of federal agency notes and commercial paper, is based on market prices which are readily available. Unrealized gains or losses on mutual funds and investments are recorded in accumulated other comprehensive income (loss).
     Financial assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2008, consisted of the following:

		Fair Value Measurements
(in thousands)	Total	Level 1	Level 2	Level 3
Property, plant & equipment, net	$161,400	$—	$—	$161,400
Convertible debentures	$81,675	$—	$81,675	$—
Exempt facility revenue bonds	$13,767	$—	$—	$13,767
Long-term investments	$1,130	$—	$1,130	$—
     The carrying value of the Company’s long-lived assets at its East Boulder mine at December 31, 2008 was $228.7 million. An impairment charge of $67.3 million was taken on the assets related to the East Boulder Mine operations at December 31, 2008 resulting in a fair value of $161.4 million. The impairment charge was included in earnings for the period.
     The Company’s long-term investments are carried on the balance sheet at cost. The Company determined that its long-term investments, representing equity holdings in two exploration companies, were other than temporarily impaired and recorded a write-down of $3.4 million in 2008.
NOTE 19
RELATED PARTIES
     The Palladium Alliance International (PAI) promotes palladium in the worldwide jewelry market. Currently, the PAI receives a significant portion of its funding from the Company. In 2008, 2007 and 2006, the Company made contributions of $5.2 million, $4.8 million and $3.8 million, respectively, to PAI. These contributions are accounted for in marketing expense.
NOTE 20
COMMITMENTS AND CONTINGENCIES
     The Company manages risk through insurance coverage, credit monitoring and diversification of suppliers and customers.
REFINING AGREEMENTS
     The Company has contracted with two entities to refine its filter cake production. Even though there are a limited number of PGM refiners, the Company believes that it is not economically dependent upon any one refiner.

PURCHASE COMMITMENT
     The Company has entered into metal sourcing agreements under which it purchases spent catalysts delivered to the Company based on market prices. Under the agreements, the Company advances cash for purchase and collection of these spent catalyst materials. These advances are reflected as Advances on inventory purchases on the balance sheet until such time as the material has been received and title has transferred to the Company. The Company has a security interest in the materials that have been procured but not yet received by the Company; however, until such time as the material has been procured, a portion of the advances are unsecured and the unsecured portion is fully at risk should the supplier fail to deliver material as promised or experience other financial difficulties. Any determination that a supplier is unable to deliver the promised material or otherwise repay these advances would result in a significant charge against earnings. Finance charges on these advances collected in advance of being earned are recorded as Unearned income and included in Other current liabilities on the balance sheet. The Company has had to roll forward certain commitments from its suppliers associated with a portion of these advances on inventory purchases, as the volumes in that market have contracted sharply. A portion of these advances to the suppliers is collateralized, and during 2008 the Company has taken a write-down of $26.0 million on its Advances on inventory purchases related to its recycling segment.
OPERATING LEASES
     The Company has operating leases for various office equipment and office space. Total rental expense for cancelable and non-cancelable operating leases was $1.8 million in 2008 and $2.0 million in 2007 and 2006.
     Future minimum lease payments for operating leases with terms in excess of one year are as follows:

Minimum Lease
Year ended (in thousands)	Payment
2009	$303
2010	303
2011	303
2012	297
Thereafter	497

Total	$1,703

SIGNIFICANT CUSTOMERS
     Total sales to significant customers as a percentage of total revenues for the years ended December 31 were as follows:

	2008	2007	2006
Customer A	31%	36%	36%
Customer B	25%	28%	18%
Customer C	13%	*	*
Customer D	12%	*	*
Customer E	*	*	11%

	81%	64%	65%

*	Represents less than 10% of total revenues
LABOR UNION CONTRACTS
     As of December 31, 2008, the Company had approximately 62% and 15% of its active labor force covered by collective bargaining agreements expiring on July 1, 2011 and July 1, 2012, respectively.
LEGAL PROCEEDINGS
     The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.
REGULATIONS AND COMPLIANCE
     On May 20, 2006, new federal regulations went into effect that as of May 20, 2008, tightened the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners from the prior level of 308 μ g/m3 of elemental carbon to the new limit of 160 μ g/m3 of total carbon. The Company utilizes a significant number of diesel-powered vehicles in its underground mining operations. It is not yet clear if appropriate measurement methods and emission control standards exist that will ensure compliance with this new standard in the Company’s mining environment. The Company is aggressively utilizing existing and exploring alternative technologies to reduce DPM exposures to the lowest levels currently achievable and is actively working with the Mine Safety and Health Administration (MSHA), the National Institute for Occupational Safety and Health (NIOSH) and various other companies in the mining industry to share best practices and compliance strategies. The Company’s compliance efforts in this area include using catalytic converters and DPM filters, cleaner-burning biodiesel fuel blends, replacing a portion of its underground equipment fleet with battery-powered units, and experimenting with other emerging emission control technologies. While the initial results in each case are promising and the Company believes that MSHA will continue to support these efforts, in the absence of full compliance there can be no assurance that the Company will not be held in violation of the standard and be subject to an MSHA enforcement action.
     MSHA has the statutory authority to issue citations for non-compliance and, in situations where it determines the health and safety of miners is at significant risk, to order cessation of mining operations until the risk is alleviated. The Company was granted a special one-year extension of time to comply with the new DPM standards in certain areas of its Stillwater Mine, subject to specified conditions; this extension was scheduled to expire on November 28, 2008. The Company has applied for an additional extension and while the additional extension has not been granted to date, the Company has no indications that an additional extension will be denied for its Stillwater Mine. The East Boulder Mine has obtained a one-year extension applicable to certain areas of the mine for a period of one year commencing on May 21, 2008, subject to specified conditions being met during the period of the special extension. The Company continues to comply with the conditions outlined in the special extension granted May 21, 2008. No assurance can be given that any lack of compliance will not impact the Company.

NOTE 21
QUARTERLY DATA (UNAUDITED)
     Quarterly earnings data for the years ended December 31, 2008 and 2007 were as follows:

(in thousands, except per share data)	2008 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$186,364	$233,150	$254,182	$182,036
Depreciation and amortization	$20,695	$21,795	$19,000	$21,494
Operating income (loss)	$4,252	$15,346	$(1,453)	$(132,451)
Net income (loss)	$2,809	$16,312	$81	$(131,947)
Comprehensive income (loss)	$2,897	$22,216	$9	$(132,002)
Basic earnings per share (loss)	$0.03	$0.18	$—	$(1.41)
Diluted earnings per share (loss)	$0.03	$0.18	$—	$(1.41)

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$160,379	$175,436	$174,870	$162,351
Depreciation and amortization	$20,438	$21,656	$20,146	$20,320
Operating income (loss)	$(1,485)	$(3,111)	$(11,504)	$(55)
Net income (loss)	$(1,349)	$(2,854)	$(11,351)	$71
Comprehensive income (loss)	$(6,524)	$2,592	$(7,801)	$5,828
Basic earnings per share (loss)	$(0.01)	$(0.03)	$(0.12)	$—
Diluted earnings per share (loss)	$(0.01)	$(0.03)	$(0.12)	$—

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable
ITEM 9A
CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures.
     The registrant’s management, with the participation of the registrant’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the registrant’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2008. Based on such evaluation, the registrant’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the registrant’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act due to the material weakness in internal control over financial reporting described below in Item 9A(b).
(b)	Management’s Report on Internal Control over Financial Reporting.
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
     The Company’s system of internal control over financial reporting is based upon the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     A material weakness is a control deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified in conjunction with management’s assessment of the Company’s internal control over financial reporting as of December 31, 2008:
Inadequate control over recycling cost of goods sold calculation. During the 2008 year-end accounting close, the Company determined that the reconciliation control over the recycling cost of goods sold calculation, including the review of the quantities of each type of metal and the associated allocation of costs to those metals in each stage of recycling inventory, was not designed effectively. Specifically this reconciliation and review control did not include verifying calculated volumes at each inventory stage against actual volumes on hand at the end of each period. As a result, it was possible for discrepancies to accumulate in these inventories, potentially resulting in material differences between the calculated metal volumes and actual volumes at each stage. This deficiency resulted in immaterial errors in the Company’s 2008 financial statements that were corrected prior to issuance, as well as immaterial errors in amounts relating to prior periods which were also corrected.

     The Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008. Because of the material weakness described above, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective.
     The Company’s independent registered public accounting firm has issued an audit opinion on the effectiveness of the Company’s internal control over financial reporting. This report appears in Item 8 of this Form 10-K.
(c)	Changes in Internal Control over Financial Reporting.
     In its Third Quarter 2008 Quarterly Report on Form 10-Q, the Company reported that the ineffective design of controls over the valuation of the Company’s recycled metal inventory and the related determination of cost of metal sold when aggregated resulted in a material weakness in the Company’s internal control over financial reporting. The Company’s efforts to remedy this material weakness during the fourth quarter 2008 included the following changes to its internal control over financial reporting:
✓	The Company modified its inventory valuation process to include a control requiring regular determination of lower-of-cost-or-market valuation for each stage of its recycling inventory;

✓	The Company revised its process for estimating the final settlement liability and the corresponding inventory asset for transactions awaiting final assay results.
The changes to the Company’s internal control over financial reporting described above were implemented prior to filing the Quarterly Report on Form 10-Q for the third quarter 2008 and consequently did not require any revision of reported financial results.
The following remedial actions have been initiated during the first quarter of 2009 as a result of the material weakness in internal control over financial reporting described in Item 9A(b) above:
✓	Expansion of the monthly recycling production reconciliation report to include recycled rhodium

✓	Monthly review of inventory volumes by an analyst in the recycling group

✓	Monthly reconciliation of production reports with accounting sales information

ITEM 9B
OTHER INFORMATION
Not Applicable
PART III
ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     With regard to directors and corporate governance, reference is made to the information set forth under the caption “Nominees for Election” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
     Set forth below is certain information concerning the individuals who were executive officers of the Company as of December 31, 2008.

Name	Age	Position
Francis R. McAllister	66	Chairman of the Board and Chief Executive Officer
Greg R. Struble	51	Executive Vice President and Chief Operating Officer
John R. Stark	56	Vice President, Human Resources, Secretary and Corporate Counsel
Gregory A Wing	59	Vice President and Chief Financial Officer
Terrell I. Ackerman	55	Vice President, General Manager East Boulder Operations
     The following are brief biographies of the Company’s executive officers and new directors:
EXECUTIVE OFFICERS
     Francis R. McAllister (age 66) was appointed Chairman of the Board and Chief Executive Officer of the Company effective February 12, 2001. Mr. McAllister was appointed a Director of the Company on January 9, 2001. Prior to his appointment to the Board, Mr. McAllister served with ASARCO Incorporated from 1966 to 1999, most recently as Chairman and Chief Executive Officer in 1999, as Chief Operating Officer from 1998 to 1999, as Executive Vice President — Copper Operations from 1993 to 1998, as Chief Financial Officer from 1982 to 1993 and in various professional and management positions from 1966 to 1982. He currently serves on the Board of Directors of Cleveland Cliffs, Incorporated, an iron ore mining Company. Mr. McAllister received his MBA from New York University, his Bachelor of Science — Finance from the University of Utah, and attended the Advanced Management Program at Harvard Business School.
     Greg R. Struble (age 51) joined Stillwater Mining Company as the Company’s Executive Vice President and Chief Operating Officer effective February 4, 2008. Mr. Struble had served previously as Project Manager for Barrick Gold Corporation’s Cortez Hills Project and Joint Venture. Prior to joining Barrick, he was General Manager of Meridian Gold’s El Peñón Mine in Chile from 2003 to 2007, where he also oversaw the final closure of the San Cristobel Mine. From 1997 to 2003, he was General Manager and Underground General Manager of AngloGold’s Jerritt Canyon Mine in Nevada. And from 1983 to 1993, Mr. Struble served in positions of increasing responsibility with Homestake Mining Company based in South Dakota. Mr. Struble is a graduate of Michigan Technological University with a Bachelor of Science degree in Mining Engineering.

     John R. Stark (age 56) was appointed Vice President, Human Resources on September 21, 1999, and was subsequently appointed Secretary and Corporate Counsel on May 29, 2001 and July 17, 2001, respectively. In 2003, Mr. Stark assumed the duties and responsibilities of the Chief Commercial Officer (including oversight of the recycling segment). Mr. Stark has a varied background in corporate administration and human resources. He was previously with Molycorp, Inc. in 1996 as Manager of Sales and Administration; Western Mobile, Inc., an international construction material supplier, from 1992 to 1996; and with AMAX Inc. for 13 years until 1992. Mr. Stark received his Juris Doctor degree from the University of Denver School of Law and holds a Bachelor of Arts degree in economics from the University of Montana.
     Gregory A. Wing (age 59) became the Company’s Vice President and Chief Financial Officer effective March 22, 2004. Previously, Mr. Wing served as the Vice President and Chief Financial Officer of Black Beauty Coal Company from 1995 through 2003. Prior to joining Black Beauty, Mr. Wing was with The Pittsburg and Midway Coal Mining Company, a subsidiary of Chevron Corporation, as Manager of Financial Planning and Analysis. From 1986 to 1989, he was employed by Chevron Corporation as Senior Analyst in Corporation Planning, and from 1980 to 1986, he was with Arabian American Oil Company in Dhahran, Saudi Arabia. Mr. Wing received a Bachelor of Arts in Physics and an M.B.A in Accounting and Finance, both from the University of California at Berkeley
     Terrell I. Ackerman (age 55) is currently Vice President, General Manager — East Boulder Mine Operations. Mr. Ackerman joined the Company in March 2000 as Director of Corporate Planning after 2 years as an independent consultant. During 1998 and 1999, Mr. Ackerman conducted feasibility studies, operational and mine planning reviews for various underground operations. Prior to this time, Mr. Ackerman was VP and General Manager of BHP Copper’s San Manuel Operation in Arizona. Mr. Ackerman held increasing roles of accountability for Magma Copper Company starting as an underground engineer in training in 1976. Mr. Ackerman received a Bachelor of Science degree in Mine Engineering from the University of Idaho College of Mines.
     For information concerning the Company’s executive officers, reference is made to the information set forth under the caption “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
Audit Committee Financial Expert
     Federal regulations and New York Stock Exchange listing requirements require the board to determine if a member of its audit committee is an “audit committee financial expert.” According to these requirements, an audit committee member can be designated an audit committee financial expert only when the audit committee member satisfies five specified qualification requirements, such as experience (or “experience actively supervising” others engaged in) preparing, auditing, analyzing, or evaluating financial statements presenting a level of accounting complexity comparable to what is encountered in connection with the Company’s financial statements. The regulations further require such qualifications to have been acquired through specified means of experience or education. While the board has confidence in the ability and the effectiveness of its audit committee, the board has determined that no current audit committee member qualifies as an audit committee financial expert. However, the board believes that the current members of the audit committee are qualified and collectively have sufficient extensive financial training and experience to carry out the duties and responsibilities of the audit committee.
New Directors of the Company
     Michael E. McGuire, Jr., a nominee of Norimet Limited was elected to the Company’s board of directors on December 10, 2008 to replace Mr. Jack Thompson who resigned from the board in July 2006. Mr. McGuire is the Founder & Managing Partner of Triple Trunk Capital LLC; which provides liquidity to second-tier corporate clients and second-tier banks in the Russian market through structured trade finance, structured finance and asset-backed lending strategies. He holds the same positions at Triple Trunk Investment Management LLC; which until December 31, 2008 managed the investment of Smart Hydrogen in Plug Power, Inc., a company active in the fuel cell industry. Mr. McGuire was on the Board of Directors of Plug Power, until January 19, 2009.
     From 1991 to 2005 he was the Founder & Managing Director of ARIA Worldwide, Inc., which focused on commodity trading and structured trade finance in Russia and Slavic republics of the Commonwealth of Independent States (CIS). He started his career in 1988 at Manufacturers Hanover Trust Co., (k/n/a JPMorgan Chase). He is the chairman of the ITP Foundation, a non-profit organization dedicated to increasing the awareness and research into, a rare bleeding disorder (Immune Thrombocytopenic Purpura). Mr. McGuire received a B.S. in Entrepreneurial Studies and Investments in 1988 from Babson College in Wellesley, MA.
     Todd D. Schafer resigned his position as a Director of the Company on January 27, 2009. Mr. Schafer was a nominee of Norimet Limited, the Company’s majority stockholder and a subsidiary of MMC Norilsk Nickel.
     Michael Schiavone, a nominee of Norimet Limited has been elected a Director of the Company to replace Mr. Schafer. Mr. Schiavone is owner of East Coast Realty, which provides real estate and property management services in southern Florida. Prior to organizing East Coast Realty, from 1972 to 1999 he served as Chief Executive Officer and Chief Financial Officer of Michael Schiavone & Sons, Inc., which focuses on recycling metals domestically and internationally, including activities in China, Japan, Korea, Turkey, Venezuela, Malaysia and Spain. Mr. Schiavone began his career at Schiavone-Chase Corporation in 1968. He holds a Bachelor of Arts degree from Boston University in Boston, MA.
     Mr. McGuire and Mr. Schiavone are nominees of Norimet Limited, the Company’s majority stockholder and a subsidiary of MMC Norilsk Nickel. Under the Company’s Stockholders Agreement, upon the resignation or removal of a Director appointed by Norimet, Norimet is entitled to nominate an independent replacement candidate to fill the vacancy, subject to approval by the Company’s governance and nominating committee and election by a majority of the independent Directors of the Board. After review with counsel, the governance and nominating committee determined that Mr. McGuire and Mr. Schiavone qualify as independent directors, based on the criteria established by the New York Stock Exchange and by the Sarbanes-Oxley Act of 2002.
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
     Pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, the Company’s chief executive officer submitted a certification, dated May 12, 2008, that to his knowledge, as of such date, the Company was not in violation of any NYSE listing standards.
ITEM 11
EXECUTIVE COMPENSATION
     Reference is made to the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
     Reference is made to the information set forth under the caption “Security Ownership of Principal Stockholders and Management” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Reference is made to the information set forth under the caption “Certain Relationships and Related Transactions and Director Independence” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
ITEM 14
PRINCIPAL ACCOUNTING FEES AND SERVICES
     Reference is made to the information set forth under the caption “Principal Accounting Fees and Services” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
PART IV
ITEM 15
EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Form 10-K
     1. Financial Statements and Supplementary Data
     2. Financial Statement Schedules (not applicable)
(b) See Exhibit Index below
(c) Not applicable

EXHIBITS

Number	Description
2.1	Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the “1994 S-1”)).

3.1	Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

3.2	Amended and Restated By-Laws of Stillwater Mining Company, (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on December 29, 2004).

4.1	Form of Indenture, dated April 29, 1996, between Stillwater Mining Company and Colorado National Bank with respect to the Company’s 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated April 29, 1996).

4.2	Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

4.3	Amendment No. 1, dated as of November 20, 2002, to the Rights Agreement between Stillwater Mining Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated November 21, 2002).

10.2	Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

10.3	Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.4	Palladium Sales Agreement, made as of August 13, 1998, between Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated July 21, 1998).

10.5	Palladium and Platinum Sales Agreement, made as of August 17, 1998, between Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated July 21, 1998).

10.7	Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.8	Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001 (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2001).

10.9	First Amendment Agreement to Palladium Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.10	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 27, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.11	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.12	Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.13	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.24 of the Registrant’s 2001 10-K).

Number	Description
10.14	Employment Agreement between Greg R. Struble and Stillwater Mining Company, dated February 4, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 11, 2008).

10.15	2008 Restricted Stock Unit Agreement between Greg R. Struble and Stillwater Mining Company, dated February 4, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 11, 2008).

10.16	Third Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 13, 2002 (incorporated by reference to Exhibit 10.33 of the Registrant’s 2002 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.17	Employment Agreement between Terrell I. Ackerman and Stillwater Mining Company dated May 8, 2002 (incorporated by reference to Exhibit 10.34 of the Registrant’s 2002 10-K).

10.18	Amended and Restated General Employee Stock Plan, dated October 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.19	Employment Agreement between Stephen A. Lang and Stillwater Mining Company dated September 1, 2003 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.20	Stock Purchase Agreement between Stillwater Mining Company and MMC Norilsk Nickel and Norimet Ltd. dated June 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 8-K, dated June 23, 2003).

10.21	Registration Rights Agreement, Stillwater Mining Company and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated June 23, 2003).

10.23	Palladium Sales Agreement, made as of March 3, 2004, among Stillwater Mining Company and Engelhard Corporation (incorporated by reference to Exhibit 10.39 to the Form 10-K filed on March 15, 2004(portions of this agreement have been omitted pursuant to a confidential treatment request).

10.24	Employment Agreement between Gregory A. Wing and Stillwater Mining Company dated as of March 22, 2004 (incorporated by reference to Exhibit 10.40 to the Form 10-K filed on March 15, 2004).

10.25	Articles of Agreement between Stillwater Mining Company (East Boulder) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 2002 (incorporated by reference to Exhibit 10.41 to the Form 10-K filed on March 15, 2004).

10.26	Amendment No. 1 to Stockholders Agreement, dated as of March 19, 2004, made by and among Stillwater Mining Company and MMC Norilsk Nickel (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on May 7, 2004).

10.28	Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 19, 2004 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 5, 2004).

10.29	Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 5, 2004).

10.30	Fourth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated February 20, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.31	Fifth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated May 4, 2004 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.33	Contract between Stillwater Mining Company and USW International Union, Local 1, East Boulder Unit, effective July 10, 2005 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 8, 2005).

10.34	409A Nonqualified Deferred Compensation Plan, (incorporated by reference to exhibit 10.34 to the Form 10-K filed on March 16, 2006).

10.35	2004 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 29, 2004).

10.36	409A Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form-8K dated May 9, 2005).

10.37	Amendment No. 1 to Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd., dated January 31, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 3, 2006).

Number	Description
10.38	Amendment No. 2 and Waiver to Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd., dated November 5, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 8, 2007).

10.39	Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) and United Steel Workers (USW) Local 11-0001, ratified July 16, 2007 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 7, 2007).

10.40	Supplemental Memorandum of Understanding between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) and United Steel Workers (USW) Local 11-0001, ratified September 4, 2007 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007).

10.41	Third Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated August 8, 2007 (portions of the agreement have been omitted pursuant to a confidential treatment request), (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on November 6, 2007).

10.42	Palladium and Rhodium Sales Agreement, made as of August 8, 2007, between Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request), (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 6, 2007).

10.43	First Amendment Agreement to Palladium and Rhodium Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated December 9, 2008 (portions of the agreement have been omitted pursuant to a confidential treatment request), (filed herewith).

10.44	Memorandum of Understanding between Stillwater Mining Company East Boulder Operation and United Steel Workers International Union, Local 11-001, East Boulder Unit, dated December 1, 2008, (filed herewith).

10.45	Form of 1.875% Convertible Senior Note due 2028 (incorporated by reference to Exhibit 4.2 to the Registrant’s form 8-K, dated March 14, 2008).

10.46	Amendment No. 1 to Stockholders Agreement, dated March 10, among Stillwater Mining Company, MMC Norilsk Nickel, and Norimet Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s form 8-K, dated March 14, 2008).

10.47	Indenture, dated as of March 12, 2008, among Stillwater Mining Company, Law Debenture Trust Company of New York, and Deutsche Bank Trust Company Americas. (incorporated by reference to Exhibit 4.1 to the Registrant’s form 8-K, dated March 14, 2008).

10.48	Registration Rights Agreement, dated as of March 12, 2008, between Stillwater Mining Company and Deutsche Bank. (incorporated by reference to Exhibit 4.3 to the Registrant’s form 8-K, dated March 14, 2008).

10.49	Amended and Restated Secondary Materials Processing Agreement, dated as of June 7, 2005, among Stillwater Mining Company and Power Mount Incorporated (incorporated by reference to Exhibit 10.1 to the Registrant’s form 8-K, dated December 9, 2008) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.50	Purchase Agreement, Stillwater Mining Company and Deutsche Bank, dated March 6, 2008. (incorporated by reference to Exhibit 99.1 to the Registrant’s form 8-K, dated March 7, 2008)

18.1	Preferability letter from KPMG LLP dated March 30, 2005. (incorporated by reference to Exhibit 18.1 to the Form 10-K filed on March 31, 2005).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc. (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, (filed herewith).

32.1	Section 1350 Certification, (filed herewith).

32.2	Section 1350 Certification, (filed herewith).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STILLWATER MINING COMPANY (“Registrant”)
Dated: March 16, 2009	By:	/s/ Francis R. McAllister

Francis R. McAllister Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Francis R. McAllister Francis R. McAllister Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

/s/ Gregory A. Wing Gregory A. Wing	March 16, 2009
Vice President and Chief Financial Officer
(Principal Accounting Officer)

/s/ Craig L. Fuller Craig L. Fuller, Director	March 16, 2009

/s/ Patrick M. James Patrick M. James, Director	March 16, 2009

/s/ Steven S. Lucas Steven S. Lucas, Director	March 16, 2009

/s/ Joseph P. Mazurek Joseph P. Mazurek, Director	March 16, 2009

/s/ Sheryl K. Pressler Sheryl K. Pressler, Director	March 16, 2009

/s/ Donald W. Riegle Jr. Donald W. Riegle Jr., Director	March 16, 2009

/s/ Michael E. McGuire, Jr. Michael E. McGuire, Jr., Director	March 16, 2009

/s/ Michael Schiavone Michael Schiavone, Director	March 16, 2009