Form 10-Q
period 2009-03-31
STILLWATER MINING CO /DE/
filed 2009-05-11
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 1-13053
STILLWATER MINING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	81-0480654

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

536 East Pike Ave Columbus, Montana	59019

(Address of principal executive offices)	(Zip Code)
(406) 322-8700

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☑       NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐      NO ☑
At May 6, 2009 the Company had outstanding 94,139,261 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
Stillwater Mining Company
Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share data)

	Three months ended
	March 31,
	2009	2008
Revenues
Mine production	$62,313	$94,608
PGM recycling	21,473	86,416
Other	2,032	5,340

Total revenues	85,818	186,364
Costs and expenses
Costs of metals sold
Mine production	49,860	65,957
PGM recycling	20,305	82,486
Other	2,027	5,303

Total costs of metals sold	72,192	153,746
Depreciation and amortization
Mine production	17,120	20,647
PGM recycling	45	48

Total depreciation and amortization	17,165	20,695

Total costs of revenues	89,357	174,441
Marketing	841	1,331
General and administrative	5,841	6,342
Loss on long-term investments	119	—
(Gain)/loss on disposal of property, plant and equipment	205	(2)

Total costs and expenses	96,363	182,112
Operating income (loss)	(10,545)	4,252
Other income (expense)
Other	—	53
Interest income	658	3,087
Interest expense	(1,729)	(4,530)

Income (loss) before income tax provision	(11,616)	2,862
Income tax benefit (provision)	—	(53)

Net income (loss)	$(11,616)	$2,809

Other comprehensive income (loss), net of tax	(34)	88

Comprehensive income (loss)	$(11,650)	$2,897

Weighted average common shares outstanding
Basic	93,877	92,554
Diluted	93,877	93,215
Basic earnings (loss) per share

Net income (loss)	$(0.12)	$0.03

Diluted earnings (loss) per share

Net income (loss)	$(0.12)	$0.03

See accompanying notes to financial statements

Stillwater Mining Company
Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$170,815	$161,795
Investments, at fair market value	10,991	18,994
Inventories	67,645	73,413
Trade receivables	1,152	2,369
Deferred income taxes	18,685	17,443
Other current assets	7,521	11,542

Total current assets	$276,809	$285,556

Property, plant and equipment (net of $246,496 and $232,112 accumulated depreciation and amortization)	388,364	393,412
Restricted cash	35,595	35,595
Other noncurrent assets	11,065	9,701

Total assets	$711,833	$724,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,682	$14,662
Accrued payroll and benefits	23,516	24,111
Property, production and franchise taxes payable	9,554	10,749
Current portion of long-term debt	97	97
Other current liabilities	4,476	5,489

Total current liabilities	49,325	55,108
Long-term debt	210,955	210,947
Deferred income taxes	18,685	17,443
Accrued workers compensation	5,799	6,761
Asset retirement obligation	7,175	7,028
Other noncurrent liabilities	6,308	4,448

Total liabilities	$298,247	$301,735

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 94,025,126 and 93,665,855 shares issued and outstanding	940	937
Paid-in capital	643,361	640,657
Accumulated deficit	(230,521)	(218,905)
Accumulated other comprehensive loss	(194)	(160)

Total stockholders’ equity	413,586	422,529

Total liabilities and stockholders’ equity	$711,833	$724,264

See accompanying notes to financial statements

Stillwater Mining Company
Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(11,616)	$2,809
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,165	20,695
Lower of cost or market inventory adjustment	9,751	—
Loss on long-term investments	119	—
(Gain)/loss on disposal of property, plant and equipment	205	(2)
Asset retirement obligation	147	214
Stock issued under employee benefit plans	1,380	1,403
Amortization of debt issuance costs	264	2,423
Share based compensation	1,245	1,028
Changes in operating assets and liabilities:
Inventories	(4,224)	(3,969)
Advances on inventory purchases	1,056	(10,494)
Trade receivables	1,217	(4,650)
Employee compensation and benefits	(586)	1,622
Accounts payable	(2,980)	(1,582)
Property, production and franchise taxes payable	665	1,223
Workers compensation	(962)	(474)
Other	417	2,818

Net cash provided by operating activities	13,263	13,064

Cash flows from investing activities
Capital expenditures	(12,156)	(20,825)
Purchases of long-term investments	—	(347)
Proceeds from disposal of property, plant and equipment	25	18
Purchases of investments	(3,986)	(9,505)
Proceeds from maturities of investments	11,874	22,171

Net cash used in investing activities	(4,243)	(8,488)

Cash flows from financing activities
Payments on long-term debt	—	(98,336)
Payments for debt issuance costs	—	(4,995)
Proceeds from issuance of convertible debentures	—	181,500
Restricted cash	—	(20,695)
Issuance of common stock	—	2,967

Net cash provided by financing activities	—	60,441

Cash and cash equivalents
Net increase	9,020	65,017
Balance at beginning of period	161,795	61,436

Balance at end of period	$170,815	$126,453

See accompanying notes to financial statements

Stillwater Mining Company
Notes to Financial Statements
(Unaudited)
NOTE 1
GENERAL
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of March 31, 2009, and the results of its operations and its cash flows for the three- month periods ended March 31, 2009 and 2008. The results of operations for the three- month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements in this quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.
     The preparation of the Company’s financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management’s estimates relate to mineral reserves, reclamation and environmental obligations, valuation allowance for deferred tax assets, useful lives utilized for depreciation, amortization and accretion calculations, future cash flows from long-lived assets, and fair value of derivatives. Actual results could differ from these estimates.
NOTE 2
SALES
Mine Production
     Palladium, platinum, rhodium, gold and silver are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity (rhodium of 99.9%) in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product metals are normally sold at market prices to customers, brokers or outside refiners. Copper and nickel by-products, however, are produced at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are included in revenues from mine production. During the three- month periods ended March 31, 2009 and 2008, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $3.8 million and $13.3 million, respectively.
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
     The long-term contracts contain termination provisions that allow the purchasers to terminate in the event the Company breaches certain provisions of the contract and the Company does not cure the breach within specified periods ranging from 10 to 30 days of notice. The contracts are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities because the contracts qualify for the normal sales exception since they will not settle net and will result in physical delivery. The floors and ceilings embedded within the long-term sales contracts are treated as part of the host contract, not as a separate derivative instrument and are therefore also not subject to the requirements of SFAS No. 133, SFAS No. 138, or SFAS No. 149.
PGM Recycling
     The Company purchases spent catalyst materials from third parties and processes these materials in its facilities in Columbus, Montana to recover palladium, platinum and rhodium to sell to various third parties. The Company’s recycling segment is currently highly dependent on the performance of one supplier. The Company has various spot purchase and tolling agreements with other suppliers of spent catalytic materials, but the volumes from these agreements are less significant.
     The Company has at times advanced cash for purchase and collection of spent catalyst materials to its suppliers. These advances are recorded in Other noncurrent assets on the Company’s balance sheet until the Company physically receives the material and title has transferred to the Company. Once the material is received and title has transferred, the associated advance is reclassified into Inventories. Finance charges on these advances collected in advance of being earned are reflected as Unearned income and are included in Other current liabilities on the Company’s balance sheet.
     The Company holds a security interest in the materials procured by suppliers but not yet received by the Company. However, until the suppliers have actually procured the promised material, a portion of the advances remains unsecured.
     At the same time the Company purchases material for recycling, it enters into a contract for future delivery of the PGMs contained in the material at a price consistent with the purchase cost. The contract commits the Company to deliver finished metal on a specified date that normally corresponds to the expected out-turn date for the metal from the final refiner. For the Company’s recycling activities, this arrangement largely eliminates the Company’s exposure to fluctuations in market prices during processing, but it also creates an obligation to deliver metal in the future that could be subject to operational risks. If the Company were unable to complete the processing of the recycled material by the contractual delivery date, it could be required to purchase substitute finished metal in the open market to cover its commitments, and then would bear the cost (or benefit) of any change in the market price relative to the price stipulated in the delivery contract.

Other activities
     The Company makes open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $2.0 million and $5.3 million for PGMs that were purchased in the open market and re-sold for the three months ended March 31, 2009 and 2008, respectively. Approximately 9,600 ounces and 12,000 ounces were bought and re-sold in the first quarter of each year, respectively.
Total Sales
     Total sales to significant customers as a percentage of total revenues for the three- month periods ended March 31, 2009 and 2008 were as follows:

	Three months ended
	March 31,
	2009	2008

Customer A	52%	35%
Customer B	22%	21%
Customer C	12%	14%
Customer D	*	12%

	86%	82%

*	Represents less than 10% of total revenues.
NOTE 3
DERIVATIVE INSTRUMENTS
     The Company uses various derivative financial instruments to manage its exposure to changes in interest rates and PGM market commodity prices. Some of these derivatives are designated as hedges. Because the Company hedges only with instruments that have a high correlation with the value of the underlying exposures, changes in the derivatives’ fair value are expected to be offset by changes in the value of the hedged transaction.
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
Mine Production
     On June 30, 2008, the Company settled the remaining financially settled forward agreements covering future anticipated platinum sales out of mine production. Consequently, at present the Company is no longer party to any further hedges on its mined platinum production. Unrealized losses on hedges of mined platinum in the first quarter of 2008 totaled $5.9 million and were reflected in stockholders’ equity in Accumulated other comprehensive income (loss) (AOCI). Realized losses on hedges of mined platinum in the first quarter of 2008 were $7.0 million and were recorded as an adjustment to revenues from mine production.

PGM Recycling
     The Company enters into fixed forward sales relating to PGM recycling of catalyst materials. The Company accounts for these fixed forward sales under the normal sales provisions of SFAS No. 133, as amended by SFAS No. 138, and SFAS No. 149. The metals from PGM recycled materials are sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. All of the fixed forward sales contracts open at March 31, 2009, will settle at various periods through July 2009. During the first quarter of 2009, the Company entered into fixed forward contracts to purchase approximately 2,800 platinum ounces to satisfy fixed forward sales contracts settling in the second quarter of 2009 due to a supplier’s inability to deliver catalyst material as contracted. The fixed forward purchase commitments do not qualify under the normal purchase provision and the Company has not designated the contracts as cash flow hedges. The Company recorded a net unrealized gain of $0.2 million in revenue from PGM recycling for the quarter ended March 31, 2009. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. As of March 31, 2009, no such margin deposits were outstanding or due.
     From time to time, the Company also enters into certain financially settled forward contracts on recycled materials for which it has not entered into a fixed forward sale. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal that is already committed for delivery at a market-based price on a specific future date. No financially settled forward contracts were entered into during the first quarter of 2009. The Company generally has not designated these contracts as cash flow hedges, so they are marked to market at the end of each accounting period with the change in the fair value of the derivatives being reflected in the income statement. The net unrealized gain on these contracts at March 31, 2008, was $150,000, and was recorded as an increase to recycling revenue.
The following is a summary of the Company’s commodity derivatives as of March 31, 2009:

PGM Recycling:
Fixed Forwards

	Platinum		Palladium		Rhodium
	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price
Second Quarter 2009	4,521	$1,008	6,223	$298	1,438	$1,285
Third Quarter 2009	—	$—	108	$300	—	$—
     The Company adopted Statement of Financial Accounting Standard No. 161, (SFAS 161) Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133, effective January 1, 2009. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. See Note 2, “Sales” and Note 6, “Comprehensive Income (Loss)” for further information on derivatives.
The Effect of Derivative Instruments on the Statement of Operations and Comprehensive Income (Loss)
for the Quarters Ended March 31, 2009 and 2008
(in thousands)

Derivatives	Amount of Gain or (Loss)		Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as Cash	Recognized in AOCI on		Reclassified from AOCI	Reclassified from AOCI into
Flow Hedges	Derivative (Effective Portion)		into Income (Effective Portion)	Income (Effective Portion)
	2009	2008		2009	2008
Financially settled forward commodity contracts	$—	$(6,361)	Mine production revenue	$—	$(6,957)
No ineffective portion on derivatives was recognized in AOCI or in the income statement at March 31, 2009 or 2008.

The Effect of Derivative Instruments on the Statement of Operations and Comprehensive Income (Loss)
for the Quarters Ended March 31, 2009 and 2008
(in thousands)

Derivatives Not Designated as	Location of Gain or (Loss)	Amount of Gain or (Loss)
Cash Flow Hedges	Recognized in Income	Recognized in Income
		2009	2008
Fixed forward commodity contracts	PGM recycling revenue	$243	$—

Fixed forward commodity contracts	PGM recycling revenue	$(47)	$—

Financially settled forward commodity contracts	PGM recycling revenue	$—	$150
Fair Values of Derivative Instruments
(in thousands)
As of March 31,

Derivatives	Asset Derivatives			Liability Derivatives
Designated as Cash
Flow Hedges	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		2009	2008		2009	2008
Financially settled forward commodity contracts		$—	$—	Other current liabilities	$—	$5,678

Fair Values of Derivative Instruments
(in thousands)
As of March 31,

Derivatives	Asset Derivatives			Liability Derivatives
Designated as Cash
Flow Hedges	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		2009	2008		2009	2008
Fixed forward commodity contracts		$—	$—	Other current liabilities	$(196)	$—
NOTE 4
SHARE-BASED PAYMENTS
Stock Plans
     The Company sponsors stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. The Company has options outstanding under three separate plans: the 1994 Incentive Plan, the General Plan and the 2004 Equity Incentive Plan. During 2004, the 1994 Incentive Plan was terminated and in early 2008, the General Plan was terminated. While no additional options may be issued under these two plans, options issued under the 1994 Incentive Plan and the General Plan remain outstanding. Authorized shares of common stock have been reserved for options that were issued prior to the expiration of the 1994 Incentive Plan and the General Plan. At inception approximately 7,801,000 shares of common stock were authorized for issuance under the Plans, including approximately 5,250,000, 1,400,000 and 1,151,000 shares authorized for the 2004 Equity Incentive Plan, the General Plan and the 1994 Incentive Plan, respectively. Options for approximately 2,324,000 shares were available and reserved for grant under the 2004 Equity Incentive Plan as of March 31, 2009.
     The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise price, exercise period, vesting period and all other terms of instruments issued under the Plans. Directors’ options vest over a six month period after date of grant. Officers’ and employees’ options vest ratably over a three year period after date of grant. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. No employee stock options were exercised in the three- month period ended March 31, 2009. The Company received approximately $3.0 million in cash from the exercise of stock options in the three- month period ended March 31, 2008.

Nonvested Shares
     Nonvested shares granted to non-management directors, certain members of management and other employees as of March 31, 2009 and 2008 along with the related compensation expense are detailed in the following table:

				Compensation Expense
		Nonvested	Market	Three months ended
		Shares	Value on	March 31,
Grant Date	Vesting Date	Granted	Grant Date	2009		2008
May 3, 2005	May 3, 2008	225,346	$1,654,040	$—		$110,584

April 27, 2006	April 27, 2009	288,331	$4,731,512	$316,143		$316,143

February 22, 2007	February 22, 2010	426,514	$5,433,788	$341,520	(1)	$362,055

February 4, 2008	February 4, 2011	16,741	$225,000	$18,828		$11,614

March 6, 2008	March 6, 2011	287,592	$5,283,065	$416,356	(1)	$125,443

December 9, 2008	June 9, 2009	12,987	$40,000	$20,000		$—

January 6, 2009	July 26, 2009	9,852	$40,000	$14,285		$—

March 14, 2009	March 14, 2012	642,000	$1,964,520	$32,264		$—

Total compensation expense of nonvested shares				$1,159,396		$925,839

(1)	Compensation expense in the first quarter of 2009 was reduced by approximately $34,900 for forfeiture of approximately 5,100 nonvested shares granted in 2008 and 2007 to certain members of management and other employees who terminated employment in the first quarter of 2009.
Non-Employee Directors’ Deferral Plan
     Compensation expense deferred in common stock related to the Non-Employee Directors’ Deferral Plan was approximately $2,500 and $11,000 during the three- month periods ended March 31, 2009 and 2008, respectively. The company match was made in Company common stock and resulted in compensation expense of approximately $500 and $2,200 during the three- month periods ended March 31, 2009 and 2008, respectively.
Nonqualified Deferred Compensation Plan
     Compensation expense deferred in cash under the Nonqualified Deferred Compensation Plan was approximately $38,200 and $37,000 for the first quarters of 2009 and 2008, respectively.
Stock Options
     The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant using a Black-Scholes option pricing model. Stock option grants to employees generally vest in annual installments over a three year period. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture, but does not recapture expense taken previously. The compensation expense, recorded in general and administrative expense, related to the fair value of stock options during the three- month periods ended March 31, 2009 and 2008 was approximately $83,000 and $88,000, respectively. Total compensation cost related to nonvested stock options not yet recognized is approximately $148,000, $81,000, $16,000 and less than $100 for the remaining nine months of 2009 and for years 2010, 2011 and 2012, respectively.
NOTE 5
INCOME TAXES
     The Company determines income taxes using the asset and liability approach as defined in SFAS No. 109, Accounting for Income Taxes, which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. At March 31, 2009, the Company has net operating loss carryforwards (NOLs), which expire in 2009 through 2029. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers, more likely than not, will not be realized. The Company recognized an income tax provision for the quarter ended March 31, 2008 related to Federal alternative minimum tax and statutory minimum payments required under certain state and local tax laws. No income tax provision was recognized for the quarter ended March 31, 2009. Changes in the Company’s net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.
     As of March 31, 2009 and 2008, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax provision in the Statements of Operations and Comprehensive Income (Loss). There was no interest or penalties for the three months ended March 31, 2009. The tax years subject to examination by the taxing authorities are the years ending December 31, 2008, 2007, 2006 and 2005.
NOTE 6
COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income (loss). As of March 31, 2009, such items consisted of unrealized losses on available-for-sale marketable securities. As of March 31, 2008, such items consisted of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities and available-for-sale marketable securities.
     The Company had no derivative financial instruments outstanding during the first quarter of 2009 accounted for as cash flow hedges. The following summary sets forth the changes in Accumulated other comprehensive income (loss) in stockholders’ equity for the first three months of 2009 and 2008:

			Accumulated Other
(in thousands)	Available for Sale	Commodity	Comprehensive Income
Three months ended March 31, 2009	Securities	Instruments	(Loss)
Balance at December 31, 2008	$(160)	$—	$(160)

Reclassification to earnings	—	—	—
Change in value	(34)	—	(34)

Comprehensive income (loss)	$(34)	$—	$(34)

Balance at March 31, 2009	$(194)	$—	$(194)

			Accumulated Other
(in thousands)	Available for Sale	Commodity	Comprehensive Income
Three months ended March 31, 2008	Securities	Instruments	(Loss)
Balance at December 31, 2007	$508	$(6,533)	$(6,025)

Reclassification to earnings	—	6,957	6,957
Change in value	(508)	(6,361)	(6,869)

Comprehensive income (loss)	$(508)	$596	$88

Balance at March 31, 2008	$—	$(5,937)	$(5,937)

NOTE 7
DEBT
Convertible Debentures
     On March 12, 2008, the Company issued and sold $181.5 million aggregate principal amount of senior convertible debentures due March 15, 2028 (“debentures”). The debentures pay interest at 1.875% per annum, payable semi-annually on March 15 and September 15 of each year, and commenced on September 15, 2008. The debentures will mature on March 15, 2028, subject to earlier repurchase or conversion. Each $1,000 principal amount of debentures is initially convertible, at the option of the holders, into approximately 42.5351 shares of the Company’s common stock, at any time prior to the maturity date. The conversion rate is subject to certain adjustments, but will not be adjusted for accrued interest or any unpaid interest. The conversion rate initially represents a conversion price of $23.51 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15, 2013, March 15, 2018 and March 15, 2023, or upon the occurrence of certain events including a change in control. The Company may redeem the debentures for cash beginning on or after March 22, 2013.
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
     In connection with the issuance of the debentures, the Company incurred $5.1 million of issuance costs, which primarily consisted of investment banking fees, legal and other professional fees. These costs are classified within Other noncurrent assets and are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders can require repurchase of the debentures, which is March 15, 2013. Amortization expense related to the issuance costs was approximately $254,600 and the interest expense on the debentures was $850,800 for the quarter ended March 31, 2009. A cash payment of approximately $1.7 million was made in the first quarter of 2009 for interest on the debentures.
     After issuance of the debentures, the Company used a portion of the proceeds to repay its term loan facility and revolving credit facility. The term loan facility and the revolving credit facility were fully repaid and terminated on March 12, 2008. First quarter 2008 net income included the non-cash write-off of about $2.2 million in unamortized fees associated with the termination of the credit facility.
     As of March 31, 2009, $0.1 million of the Company’s debt was classified as a current liability, representing that portion of the Company’s debt required to be repaid during 2009.
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
     The All Other group primarily consists of assets, revenues, and expenses of various corporate and support functions.
     The Company evaluates performance and allocates resources based on income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands)	Mine	PGM	All
Three months ended March 31, 2009	Production	Recycling	Other	Total

Revenues	$62,313	$21,473	$2,032	$85,818
Depreciation and amortization	$17,120	$45	$—	$17,165
Interest income	$—	$137	$521	$658
Interest expense	$—	$—	$1,729	$1,729
Income (loss) before income taxes	$(4,872)	$1,256	$(8,000)	$(11,616)
Capital expenditures	$12,115	$—	$41	$12,156
Total assets	$433,309	$12,962	$265,562	$711,833

(in thousands)	Mine	PGM	All
Three months ended March 31, 2008	Production	Recycling	Other	Total

Revenues	$94,608	$86,416	$5,340	$186,364
Depreciation and amortization	$20,647	$48	$—	$20,695
Interest income	$—	$1,626	$1,461	$3,087
Interest expense	$—	$—	$4,530	$4,530
Income (loss) before income taxes	$8,006	$5,508	$(10,652)	$2,862
Capital expenditures	$20,683	$77	$65	$20,825
Total assets	$518,512	$98,661	$216,157	$833,330
NOTE 9
INVENTORIES
     For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. In accounting for inventory costs that exceeded market values, the Company, during the first quarter of 2009, reduced the aggregate inventory carrying value of certain components of its in-process and finished goods inventories by $9.8 million, including $5.5 million for inventory associated with mine production and $4.3 million for recycling inventory. No corresponding lower-of-cost-or-market inventory adjustment was recorded in the first quarter of 2008.
     The costs of PGM inventories as of any date are determined based on combined production costs per ounce and include all inventoriable production costs, including direct labor, direct materials, depreciation and amortization and other overhead costs relating to mining and processing activities incurred as of such date.

     Inventories reflected in the accompanying balance sheets consisted of the following:

	March 31,	December 31,
(in thousands)	2009	2008
Metals inventory
Raw ore	$1,807	$1,050
Concentrate and in-process	16,887	14,892
Finished goods	28,830	36,486

	47,524	52,428
Materials and supplies	20,121	20,985

Total inventory	$67,645	$73,413

NOTE 10
EARNINGS (LOSS) PER COMMON SHARE
     Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised and the Company’s convertible debt was converted. No adjustments were made to reported net income (loss) in the computation of basic earnings (loss) per share or diluted earnings (loss) per share in the first quarter of 2009 or 2008. The Company currently has only one class of equity shares outstanding.
     All of the outstanding options to purchase shares were excluded from the computation of diluted earnings (loss) per share in the first quarter of 2009 because the Company reported a net loss and so the effect would have been antidilutive because inclusion of these options would have reduced the net loss per share. The effect of outstanding stock options on diluted weighted average shares outstanding in the first quarter of 2008 was to increase diluted weighted average shares outstanding by 78,390 shares. Outstanding options to purchase 832,075 shares of common stock were excluded from the computation of diluted earnings per share for the three- month period ended March 31, 2008, because the market price was lower than the exercise price, and therefore the effect would have been antidilutive.
     There was no effect of outstanding nonvested shares on diluted weighted average shares outstanding in the first quarter of 2009 because the Company reported a net loss and inclusion of any of these shares would have reduced the net loss per share amounts. The effect of outstanding nonvested shares was to increase diluted weighted average shares outstanding by 583,145 shares for the three- month period ended March 31, 2008.
     All 7.7 million and 1.6 million shares of common stock applicable to the outstanding convertible debentures were excluded from the computation of diluted weighted average shares in the first quarter of 2009 and 2008, respectively, because the net effect of assuming all the debentures were converted would have been antidilutive.
NOTE 11
REGULATIONS AND COMPLIANCE
     On May 20, 2006, new federal regulations went into effect that as of May 20, 2008 tightened the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners from the prior level of 308 μg/m3 of elemental carbon to the new limit of 160 μg/m3 of total carbon. The Company utilizes a significant number of diesel-powered vehicles in its underground mining operations.
     The Company was granted a special one-year extension of time to comply with the new DPM standards in certain areas of its Stillwater Mine, subject to specified conditions, that expired on November 28, 2008. The Company applied for an additional extension at its Stillwater Mine which was denied on May 4, 2009. The East Boulder Mine also obtained a one-year extension applicable to certain areas of the mine which is slated to expire on May 21, 2009 and a further extension may also be denied. The new DPM standards continue to be a source of discussion within the industry. The Company is attempting to meet the standards, and believes it is in substantial compliance and is consulting with the applicable governmental agencies. Although, the Company believes that full compliance by most companies is not possible and may entail penalties or closures of certain mine areas for a period of time, the Company does not believe that failure to be in full compliance will have a material adverse effect on the Company. The Company continues to comply with the conditions outlined in the East Boulder Mine extension as well as continues its mitigation efforts at the Stillwater Mine. However, no assurance can be given that any lack of compliance will not impact the Company.
NOTE 12
FAIR VALUE MEASUREMENTS
     The Company adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008, for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 had no material effect on the Company’s financial condition, results of operations or cash flows.
     SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy within SFAS No. 157 distinguishes among three levels of inputs that may be utilized when measuring fair value: Level 1 inputs (using quoted prices in active markets for identical assets or liabilities), Level 2 inputs (using external inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and Level 3 inputs (unobservable inputs supported by little or no market activity based on internal assumptions used to measure assets and liabilities). The classification of each financial asset or liability within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     Financial assets and liabilities measured at fair value on a recurring basis at March 31, 2009, consisted of the following:

	Fair Value Measurements
(in thousands)	Total	Level 1	Level 2	Level 3
Mutual funds	$412	$—	$412	$—
Investments	$10,991	$—	$10,991	$—
     The fair value of mutual funds and investments, is based on market prices which are readily available. Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive income (loss).
     The Company’s long-term investments are carried on the balance sheet at cost. The only financial asset or liability required to be revalued on a nonrecurring basis at March 31, 2009, was the Company’s long-term investments. The Company determined that its long-term investments, representing equity holdings in two exploration companies, were other than temporarily impaired (using Level 2 inputs) and recorded a write-down of $0.1 million in the first quarter of 2009. The fair value of the Company’s long-term investments at March 31, 2009 was $1.0 million.
NOTE 13
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
The following summary identifies the changes of the restructuring plan accrual during the first quarter of 2009:

			Total
	Contract	Employee	Restructuring
(in thousands)	Terminations	Terminations	Accrual
Balance at December 31, 2008	$204	$2,793	$2,997
Cash paid	(204)	(2,793)	(2,997)

Balance at March 31, 2009	$—	$—	$—

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
     The following commentary provides management’s perspective and analysis regarding the financial and operating performance of Stillwater Mining Company (the “Company”) for the quarter ended March 31, 2009. It should be read in conjunction with the financial statements included in this quarterly report and in the Company’s 2008 Annual Report on Form 10-K.
Overview
     Stillwater Mining Company is a Delaware corporation, listed on the New York Stock Exchange under the symbol SWC and headquartered in Columbus, Montana. Stillwater Mining Company mines, processes, refines and markets palladium and platinum ores from two underground mines situated within the J-M Reef, an extensive trend of PGM mineralization located in Stillwater and Sweet Grass Counties in south central Montana. The mined ore is crushed and concentrated in a mill at each of the mine sites and then trucked to Columbus, Montana, where the concentrates are further processed into a PGM-rich filter cake. The filter cake then is shipped to third parties for final refining into finished metal.
     MMC Norilsk Nickel, a Russian mining company, is majority owner of the Company, with about a 53% shareholding interest. Norilsk Nickel acquired this interest in June 2003, purchasing a 51% interest from the Company in return for $100 million in cash and 867,169 ounces of palladium metal, and then tendering in the market for additional shares. The Company subsequently sold off the palladium received in the Norilsk Nickel transaction ratably over a 24-month period that concluded in the first quarter of 2006. Norilsk Nickel purchased $80 million of the Company’s 2008 convertible debenture offering in order to maintain its proportionate equity ownership. Under a Shareholders’ Agreement entered into at the time of the acquisition, Norilsk Nickel is currently entitled to nominate five of the Company’s nine directors.
Mining Operations
     PGM ore grades in the J-M Reef are some of the best in the world, but because of the uplifted configuration of the reef, they also are costly and complex to mine. The mines compete primarily with PGM ore reserves in the Republic of South Africa, which generally are much higher in platinum content and less steeply dipping, and with nickel mines in the Russian Federation which produce PGMs as a major by-product and so at a very low marginal cost. Consequently, in periods of low PGM prices, Stillwater Mining Company’s palladium-rich production and complex cost structure may put it at a disadvantage to these competitors.
     As reported in the Company’s 2008 Annual Report on Form 10-K, as a result of a sharp decrease in PGM prices and in light of the impact of the worldwide financial crisis, the Company restructured its operations during the fourth quarter of 2008 in an effort to conserve cash and reduce anticipated losses. This restructuring resulted in changes to the scope and organization of its mining operations. The Company recognizes that the combined effect of low PGM prices, the upcoming elimination of floor prices for palladium when the Company’s automobile supply contracts expire and reduced demand for its metals during the current economic downturn may significantly impact the Company’s financial performance. The restructuring was intended to better position the Company’s operations for such an environment, while preserving much of the Company’s workforce for an eventual turnaround in pricing and the markets, although there can be no assurance as to when or if such a turnaround may emerge.
     For the first quarter of 2009, the Company has reported a net loss of $11.6 million, or $0.12 per share, compared to a profit of $2.8 million, or $0.03 per share, in the first quarter 2008. Most of the difference is attributable to lower metal prices – the combined average realization per mined ounce sold for platinum and palladium was $510 in the first quarter of 2009 compared to $625 (net of hedging losses) in last year’s first quarter. Mine production of platinum and palladium totaled 124,800 ounces in the 2009 first quarter, as compared to 129,000 ounces in the same period of 2008, reflecting performance improvement at Stillwater Mine offset by the scaling back of operations at the East Boulder Mine. In the current low-price environment for PGMs, the Company is managing toward maintaining neutral or slightly positive cash flow, rather than focusing on earnings. The Company’s total available cash and short-term investments at March 31, 2009, was $181.8 million, up very slightly from the balance of $180.8 million at the end of 2008. Net working capital (including cash and investments) also increased slightly over the quarter to $227.4 million from $230.4 million at year end 2008.
     With the sharp decrease in PGM prices and restructuring of operations in the fourth quarter 2008, the Company’s operating objectives set for 2009 included mine production of 495,000 ounces at a total cash cost of $399 per ounce and capital expenditures of $39 million while maintaining a neutral to positive cash flow. The Company performed well against these objectives in the first quarter producing, as previously mentioned, 124,800 ounces at a gross mining cost of $405 per ounce with capital spending of $8.1 million. The cost per ounce at the mining operations was a little higher than the annual target but actually a little better than plan for the quarter. Recycling credits were $2.3 million lower due to the volume of business in the first quarter.
     At the East Boulder Mine, the fourth-quarter 2008 restructuring included a brief suspension of mining, a smaller and more focused workforce, and a team-centered approach to mining that operates only in those areas that can be justified economically at current PGM prices. Performance at East Boulder through the first quarter of 2009 has equaled or exceeded most expectations, with platinum and palladium production of 31,900 ounces, slightly above plan, and total cash costs per ounce of $455 per ounce, also slightly better than plan. Capital expenditures at the mine were $0.5 million in the first quarter, compared to the planned $1.3 million, suggesting there may be an opportunity to commit more resources there toward maintaining the developed state. Actual development mining rates were better than plan suggesting that unit development productivities have improved.
     As part of the 2008 fourth quarter restructuring, a significant number of East Boulder miners were transferred to the Stillwater Mine, replacing some higher-cost contractors and more fully staffing the operation. First quarter 2009 platinum and palladium production at the Stillwater Mine totaled 92,900 ounces, compared to the planned first quarter production of 85,800 ounces. Total cash costs were $387 per ounce, better than planned, and actual capital expenditures of $7.6 million were well below the $10.2 million budgeted. Some of this delay in spending is related to timing of key projects and should normalize by year end.
     Despite the Company’s planned and relatively stable first quarter performance from a cash perspective, if the market price of PGMs should fall further or remain below production costs for a sustained period, the Company could sustain significant cash losses and, under certain circumstances, there could be additional curtailments or suspension of some or all mining, processing and development activities. The Company continues to assess the economic impact of PGM prices on operations and, overall stoping and development options. In a continuing low-price environment for PGMs, these factors could have an adverse impact on the Company’s future cash flows, earnings, results of operations, stated reserves, financial condition, ability to repay debt, and ability to continue as a going concern.
     Most of the production from the Company’s mines is sold under long-term sales agreements with Ford Motor Company and General Motors Corporation for use in automotive catalytic converters. The automotive contracts include floor and, in some cases, ceiling prices on palladium and platinum. The larger of these contracts will expire at the end of 2010, and the other at the end of 2012. Under its automotive sales agreements, the Company now has committed 100% of its mined palladium production and 70% of its mined platinum production through 2010, and at least 20% of its palladium production in 2011 and 2012. The floor prices in the contracts assure the Company an average minimum realization on its palladium production of $364 per ounce in 2009 and $360 per ounce in 2010. Unless these contracts are renewed or replaced under similarly favorable terms, once these contracts expire, the Company will lose the benefit of these minimum selling prices for palladium.
     Since 2005, the major U.S. bond rating agencies have steadily downgraded the corporate ratings of Ford Motor Company and General Motors Corporation, reflecting the substantial deterioration in their credit status and, more recently, the sharp decline in automotive sales. The U.S. government has provided significant financial support to General Motors Corporation in recent months. Continuing federal financial assistance to automotive manufacturers cannot be assured, however, and pressures for restructuring or combining these companies may increase, with potentially negative impacts on the Company. Under applicable law, if one or both these companies should become insolvent or file for protection under the bankruptcy statutes, their respective obligations under the PGM supply agreements with the Company could be voided. The weak credit position of these two customers, along with the upcoming expiration of these supply contracts, particularly in light of recent low PGM market prices, has highlighted the Company’s dependence on the above-market pricing provisions in the automotive contracts.
     At market prices for palladium below about $364 per ounce, floor prices take affect that support the palladium price at or near that level on most of the mined palladium sales. Considering the palladium price prevailing at March 31, 2009, if the Company did not have the benefit of the floors and ceilings in the automobile contracts, the Company would have expected to realize about $214 per ounce on sales of palladium at market price, which would represent a reduction in annual sales revenue of about $57 million.
     During the 2009 first quarter, there has been open discussion in the press and politically of a possible bankruptcy filing by General Motors Corporation. A bankruptcy filing by General Motors Corporation may have widespread implications and it is premature to determine with any precision the consequences to the Company and whether the Company’s supply agreement would be voided. In light of the upcoming expiration of the automotive contracts, the Company has been reviewing its alternatives and will continue to do so, taking into account the financial health of General Motors Corporation and the reduced demand in the automobile sector generally.
PGM Recycling
     Along with its mining operations, the Company also recycles spent catalyst material through its processing facilities in Columbus, Montana, recovering palladium, platinum and rhodium from these materials. Over the past several years, the recycling segment has been a very attractive and profitable ancillary business that utilizes surplus capacity in the Company’s smelting and refining facilities. However, the Company’s business model has also entailed certain risks. Three of the primary risks have been the collectability of advances to suppliers, the inability to hedge these advances effectively, and fluctuations in the volume of material available for recycling.
     The Company at times has advanced funds against third-party inventory purchases and has carried large working inventories for extended periods until processing is completed and the final metals are released. As such, the Company’s recycling segment has faced collection exposures and has required large amounts of working capital that draw against the Company’s cash balances. Recently, in response to the sharp decline in PGM prices and the worldwide financial and credit crises, volumes of recycling materials available in the marketplace have diminished substantially. These lower recycling volumes have resulted in lower earnings and cash flow from the recycling segment. However, the lower activity level also has reduced the amount of working capital required by the recycling segment, freeing up cash for the Company’s benefit. During the 2008 fourth quarter, the Company wrote down the carrying value of its recycling advances by $26.0 million to reflect the doubtful collectability of a portion of these advances. In view of questions as to collectability under various commitments with vendors, the Company’s business is substantially reduced. The Company is in the process of determining what changes can be made to minimize risk in the advance process, while at the same time continuing to support and further the recycling segment as it is complementary to its mining operations and can be very profitable if the risks can be controlled.
     For the first quarter of 2009, the Company recognized net income from its recycling operations of $1.3 million on revenues of $21.5 million, reflecting a combined average realization of $1,148 per sold ounce. Total tons of recycling material fed to the furnace during the 2009 first quarter, including tolled material, averaged 5.6 tons per day. The lower volume was in response to a managed reduction in advances to suppliers and the significant decline in PGM prices which resulted in reduced incentives in the market place for recycled material collectors and ultimately steep losses incurred by them. By way of comparison, for the first quarter of 2008, the Company recorded recycling segment net income of $5.5 million on revenues of $86.4 million, an average realization of $1,412 per sold ounce. Total recycling tons fed to the furnace in last year’s first quarter averaged 13.3 tons per day. Volumes of material available for recycling appeared to be gradually recovering as the first quarter progressed, but remain far below their year-earlier levels.
     If economic conditions in the future compel the Company to reduce or suspend its mining operations, the Company will need to determine whether it would still be feasible to continue its recycling activities without the concentrate streams from the mines. While the Company has not performed a full-scale test of this scenario, a technical review suggests that recycling could continue without the benefit of the mined concentrates. The proportion of operating costs allocated to the recycling segment under that scenario would necessarily increase, probably reducing the margins realized on the business. Further, the ability to operate the smelter and refinery without significant volumes of mine concentrates would likely require some modifications to the processing facilities. The Company has no experience to assure that the recycling facilities could continue to operate profitably, that economic conditions would justify such an effort, or that capital would be available to complete necessary modifications to the processing facilities.
     In acquiring recycled automotive catalysts, the Company has regularly advanced funds to its suppliers in order to facilitate procurement efforts. The Company is analyzing its recycling business model to determine how best to minimize its risk in advancing funds to suppliers while at the same time continuing to support and grow the recycling segment. Total outstanding procurement advances to recycling suppliers had declined to $2.2 million at March 31, 2009. In the current business environment, the Company largely has curtailed new working capital advances to suppliers except on material in process or in transit.
Strategic Considerations
     During the third and fourth quarters of 2008, financial and commodities markets worldwide experienced a sharp deterioration in available liquidity and steep declines in market prices that have contributed to a major international economic contraction. The Company has always been subject to swings in metals prices, but the 2008 price declines were particularly pronounced. At these low PGM prices, the Company’s projected revenues were not sufficient to cover its cash operating requirements. In response, the Company moved aggressively to restructure its mining operations in order to accommodate the lower prices for its products. During the first quarter of 2009, PGM prices recovered modestly: afternoon postings on the London Metals Exchange for platinum and palladium were $1,124 and $215 per ounce, respectively, at March 31, 2009, up from $898 and $183 per ounce, respectively, at December 31, 2008. The Company’s earnings remain negative even at these higher price levels, but the Company’s cash balances are fairly stable at this point.
     The price decline in PGMs during 2008 was driven by several factors. Tighter consumer and commercial credit availability led to reduced automotive demand, particularly in the U.S. and Western Europe, and demand for PGMs in catalytic converters has declined accordingly. In the case of palladium, inventory statistics have indicated significant Russian government exports into Switzerland, Hong Kong and the U.S. in recent months, although most of these inventory exports apparently are being held as inventories and have not been released into the market for sale.
     Both automotive and jewelry consumption of palladium reportedly continued fairly strong in Asia, and a regulatory filing in the U.S. seeking authorization to initiate a PGM exchange-traded fund has generated additional interest in these metals. Mine production of PGMs, particularly at higher-cost operations, has been reduced or shut in, limiting supply to some degree. The volume of PGMs supplied from recycling likewise has declined in the present market. At the same time, however, inventories of PGMs remain fairly robust and automotive sales are still lackluster in the U.S. and Europe, constraining further price increases.
     The Company has assessed the PGM price levels that it requires in order to maintain its operations in a cash neutral position and provide adequate reinvestment in the business. The assessment is dependent on several factors, including the level of recycling activity, the prices received for by-products, and whether the floor and ceiling prices in the automotive contracts are taken into account. For the first quarter of 2009, all-in cash costs from operations, capital spending and corporate overhead, offset by by-product sales proceeds and recycling profits, averaged $556 per ounce. Assuming the contractual average floor price of $364 per ounce is received for palladium, to remain cash neutral requires a platinum price approaching $1,200 per ounce. If the floor prices are ignored, indicative cash breakeven prices would need to be on the order of $275 per ounce for palladium and $1,500 per ounce for platinum. Clearly, with the upcoming expiration of the auto contracts beginning at the end of 2010, an urgent strategic focus for the Company is to bring down its all-in cash costs as far as possible and to seek other ways to improve the Company’s competitiveness.
     The Company’s liquidity position remains stable at this time, with $181.8 million of available cash, cash equivalents and short-term investments at the end of the first quarter. The Company does not currently have a revolving credit facility or other backup liquidity arrangement in place. While management has considered trying to secure such a facility, it is unlikely that the Company could secure any significant financing line with acceptable terms in the present economic climate.
     The Company is continuously reviewing its capital and operating requirements in an effort to bring ongoing cash costs into line with current market conditions. The recent restructuring efforts appear to have made some progress in this direction, and cutbacks in capital spending also have helped. Several internal multifunctional teams are involved in reviewing various facets of our operations in an effort to increase the efficiency of our mining and support functions. Materials costs in some cases have declined and the Company has negotiated more favorable rates for outside services. Continuing efforts will include focus on improving mining productivity and broader involvement in identifying potential operating efficiencies and opportunities.
     Despite these efforts, the current economic environment presents a number of risks for the Company. There can be no assurance that the Company will succeed in keeping costs in line with current PGM prices. Even if costs are well controlled, however, metals prices may decline, putting further pressure on earnings and cash flows. In the present climate, credit issues also create risks. Two of the Company’s key customers, Ford and General Motors, are struggling with credit issues. Should their financial condition deteriorate further, the contractual floor prices under the automotive contracts and the collectability of accounts receivable could be placed in jeopardy. The Company is monitoring these risks closely.
     The Company was granted a special one-year extension of time to comply with the new DPM standards in certain areas of its Stillwater Mine, subject to specified conditions, that expired on November 28, 2008. The Company applied for an additional extension at its Stillwater Mine which was denied on May 4, 2009. The East Boulder Mine also obtained a one-year extension applicable to certain areas of the mine which is slated to expire on May 21, 2009 and a further extension may also be denied. The new DPM standards continue to be a source of discussion within the industry. The Company is attempting to meet the standards, and believes it is in substantial compliance and is consulting with the applicable governmental agencies. Although, the Company believes that full compliance by most companies is not possible and may entail penalties or closures of certain mine areas for a period of time, the Company does not believe that failure to be in full compliance will have a material adverse effect on the Company. The Company continues to comply with the conditions outlined in the East Boulder Mine extension as well as continues its mitigation efforts at the Stillwater Mine. However, no assurance can be given that any lack of compliance will not impact the Company.
     Although the external operating environment has shifted dramatically over the past several quarters, the Company has continued to emphasize three major strategic areas of focus. Resources allocated to these strategies have been adjusted in conjunction with the market shifts described above, but directionally the Company has continued this strategic emphasis.

1. Transformation of Mining Processes to Increase Mining Efficiency
     The Company normally measures its mining efficiency in terms of total cash costs per ounce of PGMs extracted. This non-GAAP measure is discussed in more detail in Reconciliation of Non-GAAP Measures to Costs of Revenues beginning on page 35 of this document. Mining efficiency is affected by the total cost of labor and materials incurred in mining and processing ore and by net PGM production. In general, lowering costs or increasing net production per hour worked will benefit mining efficiency. Labor and materials costs are influenced by the mix of mining methods used, by the type and volume of equipment employed in the mines, by the effectiveness of mine planning and by the state of general economic conditions. The Company’s net palladium and platinum production is determined by the number of total ore tons mined, the grade of the extracted ore, and the metallurgical recovery percentages achieved in each stage of processing.
     The Company has shifted its operating focus in the current pricing environment toward minimizing costs rather than maximizing mine production. This approach requires tailoring the mining methods used to the ore configuration in each specific area being mined. Broadly, the Company employs three different mining methods in its extraction efforts. The most highly mechanized of these, known as sublevel extraction or panel mining, is based on developing drifts, or “sills,” at different levels within the orebody, drilling boreholes between the different levels, and then blasting out the ore in sections or panels. This method extracts large volumes of material, but it requires large, expensive equipment and can dilute the ore with waste material if not carefully monitored. It is most effectively applied in areas where the orebody is relatively consistent and predictable.
     The second method is generally known as “mechanized ramp-and-fill” mining, in which secondary ramps are developed from the major mine primary haulage levels that parallel the reef laterally into the orebody, where mechanized equipment is used to extract the ore at the level of the ramp. Once the ore is extracted, the ramp is filled and cut to a new level and then the next level of ore is extracted. Because the ramps are cut through waste rock, this method also involves moving substantial amounts of waste material and is most effectively applied in areas where the reef may widen out or the specific stope is large.
     The third method, known as “captive cut-and-fill” mining, is the most manpower intensive, but also the most selective in terms of the material extracted. A small mining team is assigned to a particular stoping block and, working within successive levels of the orebody, follows the reef closely using jackleg drills to surgically extract the ore. Once the ore is blasted and the wall rock secured, a simple slusher bucket on an electric winch is used to drag the ore to an ore pass or chute, where it drops down to a gathering bay at the base of the stope. This method is often the only economic method of extraction in areas where the reef is variable in width or grade, or is otherwise inconsistent.
     At the East Boulder Mine, which prior to 2006 used highly mechanized sublevel extraction almost exclusively, approximately 35% of the material fed to the concentrator during the first quarter of 2009 was mined using ramp-and-fill as well as captive cut-and-fill. At the Stillwater Mine, which first introduced selective mining methods in the Upper West area of the mine at the beginning of 2007, approximately 90% of the mined tons fed to the mill in the first three months of 2009 were extracted using these same mining methods. As already noted, the Company’s objective in this transition is to tailor the mining method used in each mining area to best fit the economics of that area which in some cases could still permit the use of more productive panel mining.
     The Company’s highest operating priority is the safety of its employees. Safety reportable incident rates in the first quarter of 2009 remained very favorable compared to national averages for metals and mining; however, efforts continue to drive incident rates toward zero. The Company’s safety program is founded on a task-based model that creates specific standards for performing each task safely, provides training to the standard, and follows up on safety incidents to identify opportunities to improve the standards. The program has been very successful in improving the Company’s safety incident rates over the past several years. During the first quarter, the mines have identified opportunities to improve aspects of safety in their operations and have emphasized individual and collective responsibility for maintaining a safe work environment. Efforts to strengthen the program recently have particularly focused on better defining roles and responsibilities under the program and providing additional training and support.

     In reviewing its operations for opportunities to improve mining efficiency, the Company is employing a structure similar to that used for its safety program. Cross-functional teams are reviewing major mining and support activities within the Company’s operations, identifying areas that offer opportunities for improving productivity or efficiency, and then establishing standard procedures, assigning roles and responsibilities and defining critical performance measures in each area. Performance against these measures is reported frequently and shared with the affected workforce, inviting broad participation in the improvement effort.
     One key element to the Company’s achieving neutral to positive cash flow under current market conditions has been cutting back the Company’s rate of capital spending. The Company has commented in the past that in order to operate the mines efficiently, at any point in time each mine needs at least 40 months of proven reserves developed ahead and ready to be mined. At the current production rates, both mines have at least that level of developed state. Over the past four years the Company has invested in mine development at a somewhat higher rate than would be necessary just to sustain the existing level of proven reserves, in order to build toward the minimum 40-month objective. Because of this advance investment, the Company now believes it can scale back its spending for a time while still maintaining adequate developed state. At the Stillwater Mine, the Company’s projected 2009 spending should be sufficient to maintain the 40-month level of development at the targeted production level. At the East Boulder Mine, spending is sufficient to support 2009 production but is not adequate to maintain developed state longer term. However, favorable production results there during the first quarter suggest that it may be feasible to allocate additional resources toward development at the East Boulder Mine while maintaining desired production levels and cost profile.
     Capital spending of $12.2 million in the 2009 first quarter included infrastructure and mine development investment of $6.9 million at the Stillwater Mine and $0.5 million at the East Boulder Mine. Total equipment spending during the quarter totaled $4.8 million, including $3.3 million toward completion of the second electric furnace. As noted already, total capital spending for 2009 is projected at about $39 million. Commissioning of the second electric furnace was underway at the end of the first quarter.
     For the three- month period ended March 31, 2009, total primary development at the Company’s two operating mines totaled approximately 3,900 feet, and definitional drilling for the same three months totaled approximately 83,000 feet. Primary development footage was ahead of plan in the first quarter of 2009, at both operations. Definitional drilling however was ahead of plan at Stillwater Mine but significantly below plan at the East Boulder Mine in the quarter. Increasing the drilling rate at East Boulder Mine to recover some of this shortfall is currently underway.
     Mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. The average combined grade realized at the Stillwater Mine was 0.54 ounces per ton during the first quarter of 2009, including 0.56 ounces per ton from mining proven reserves and 0.17 ounces per ton from other subgrade production processed. For the comparable period in 2008, the average combined realized grade at the Stillwater Mine was 0.53 ounces per ton. At the East Boulder Mine the average ore grade realized during the first quarter of 2009 was about 0.38 ounces per ton, including 0.41 ounces per ton from ore reserves mined and 0.20 ounces per ton from other subgrade production processed. This is essentially unchanged from the 0.39 ounces per ton combined average grade realized at East Boulder Mine during the first quarter of 2008.
     Ore production at the Stillwater Mine averaged 2,111 tons of ore per day during the first quarter of 2009; this compares to an average of 1,947 ore tons per day produced during the first quarter of 2008. The higher production rate reflects the benefit of employee transfers from East Boulder Mine in conjunction with the recent restructuring and the associated opportunity to staff available mining areas more effectively. To a lesser extent, it also includes the early benefit of other mining efficiencies as various team recommendations have been put into effect.
     The rate of ore production at the East Boulder Mine averaged 1,087 tons per day during the first three months of 2009 compared to an average of 1,403 ore tons per day during the first quarter of 2008. Lower planned production in the 2009 first quarter resulted from cutbacks at East Boulder Mine in conjunction with the fourth quarter mine restructuring.

     During the first quarter of 2009, the Company’s mining operations produced a total of 96,000 ounces of palladium and 28,800 ounces of platinum. For the same period in 2008, the mines produced 99,600 ounces of palladium and 29,500 ounces of platinum. Given the fourth quarter operational restructuring, the Company’s total staffing at March 31, 2009, was 1,336 employees, 16% less than the 1,591 employees a year earlier.
2. Market Development
     The Company has scaled back the level of resources committed toward market development in the present economic environment, but continues to maintain a presence in the Chinese palladium markets through its contacts in Shanghai, Beijing and Shenzhen. By all indications, the popularity of palladium as a jewelry metal in China continues strong, with over one million ounces reportedly consumed in jewelry during 2008. The Chinese market also absorbs significant volumes of PGMs in its growing automobile production and as an investment metal. Elsewhere, PGM markets have generally suffered as consumers have scaled back automotive purchases and other discretionary spending in the tight economic climate. Investment demand for PGMs apparently has recovered somewhat after initially experiencing strong liquidation as prices fell during last year’s fourth quarter.
     Looking forward, as finances permit the Company intends to focus additional resources toward broadening the markets for palladium jewelry and fostering new applications for the metal on all fronts. Recent discussions with industry personnel indicate that researchers have made significant progress over the past couple of years in facilitating the interchangeability of platinum, palladium and rhodium in automotive catalysis applications. In view of palladium’s lower price, market participants expect this to substantially increase the opportunity for palladium use in such applications in the future. Emission regulations worldwide also continue to tighten, both in terms of restricting the level of emissions and new applications covering motorcycles and other smaller engines. Over time, this trend also should increase the demand for PGMs.
3. Growth and Diversification
     The Company continually reviews opportunities to diversify its mining and processing operations. This is a multi-faceted effort.
     The Company successfully expanded its recycling operations between 2004 and 2008 into a substantial source of income, reducing the Company’s financial reliance on the performance of the mines. The recycling business has utilized surplus capacity within the Company’s smelting and refining facilities to generate additional income, with very little additional facility investment required to support it. The business has required a substantial additional investment in working capital, as the Company generally has purchased material as it is received but does not recover value until two or three months later when processing is complete and the final metals are sold. In most cases, the Company sells the metal forward at the time the material is purchased, protecting itself from adverse changes in metals prices during processing.
     With the sharp decline in PGM prices beginning in the second half of 2008, there has been an associated decrease in the volumes of recycled material available for processing. This reduction has been broad-based across the recycling industry and has resulted in various recycling collectors suffering inventory losses and even going out of business. The Company experienced some losses on its recycling activities during the fourth quarter of 2008, but has continued its involvement in the business in the belief that the current downturn will eventually be followed by a recovery in the business. Overall, the Company’s recycling business remains profitable at current volumes, but at a much reduced level compared to a year ago.
     During the first quarter of 2009, the Company completed the construction of a second smelter furnace within the Columbus processing facilities and the new furnace is currently in the test phase. The new furnace is intended to accommodate expansion of both mining production and recycling volumes over the next several years, as well as, potentially improving metal recoveries and reducing process risk. The Company began commissioning of the new furnace late in the first quarter and expects it to become fully operational during the second quarter of 2009, after which the first furnace will be shut down for refurbishing.

     The Company has invested in two small exploration companies that target PGMs and other precious metals. The first of these, Pacific North West Capital Corp., is a Canadian exploration company with a portfolio of several prospective PGM opportunities. The other company is Benton Resource Corp., another Canadian exploration company with an attractive resource position in the Goodchild project, a nickel-PGM target north of Marathon, Ontario, Canada, as well as several other areas of interest. The Company has written down its investments in these ventures as their market values have deteriorated over the past several quarters. Such investments in generative exploration projects are inherently long-term and fairly speculative in nature, but they give the Company access to proven exploration teams and create a portfolio of attractive opportunities for the future.
     The Company also considers various later-stage mineral development projects, potential mergers and acquisitions in an effort to diversify the Company’s operating risk. The current economic downturn may create additional opportunities in this area as other companies seek similar diversification objectives, access to credit markets is restricted and market values are depressed. Such diversification may be critical in the future in view of the cyclical nature of metals prices.
     The Company has set a mine production objective for 2009 of 495,000 PGM ounces, generally in the same range as 2008. First quarter 2009 mine production of 124,800 ounces was a little ahead of this pace. Total cash costs per ounce (a non-GAAP measure of extraction efficiency) for 2009 are projected at $399, again in the same range as the $396 per ounce in 2008. For the first quarter of 2009, total cash costs per ounce were $405, a little higher than the annual target but actually a little better than plan for the quarter. Capital expenditures will decline sharply to about $39 million in 2009, down from about $82.3 million in 2008. First quarter 2009 capital expenditures of $12.2 million were a little ahead of the targeted pace, but include expenditures for the new smelter furnace. At the Stillwater Mine, lower development activity in 2009 should still be sufficient to maintain the current developed state, but will eliminate additional spending to expand the developed state that has been included for the past several years. At East Boulder Mine, development has been pared back further, providing only the additional development needed to support 2009 production. The Company is evaluating the opportunity to increase development expenditures modestly at East Boulder in 2009 in view of somewhat higher than planned PGM prices realized to date. Cash balances modestly grew during the quarter.
     Although these 2009 targets assume a continuation of low PGM prices, management has focused its planning on the assumption that PGM market prices will strengthen longer term. Investment interest in PGMs is causing prices to strengthen somewhat thus far in 2009, but there can be no substantive recovery in PGM pricing until the economy strengthens sufficiently to free up the flow of credit so that automotive markets recover. Automotive and related demand for platinum and palladium comprises about 60% of the market demand for these metals, so recovery of automotive demand is critical to supply/demand balance for PGMs. Third-party analysts have estimated that about 40% of PGM production is uneconomic at year-end 2008 market prices, driving some production curtailments; however, to date the decline in production has not been sufficient to offset the loss of demand.
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

RESULTS OF OPERATIONS
     Three- month period ended March 31, 2009 compared to the three- month period ended March 31, 2008.
     Revenues Revenues decreased by 54.0% to $85.8 million for the first quarter of 2009 compared to $186.4 million for the first quarter of 2008. The following analysis covers key factors contributing to the increase in revenues:
SALES AND PRICE DATA

	Three months ended
	March 31,		Increase	Percentage
(in thousands, except for average prices)	2009	2008	(Decrease)	Change
Revenues	$85,818	$186,364	$(100,546)	(54)%

Ounces Sold:
Mine Production:
Palladium (oz.)	86	102	(16)	(16)%
Platinum (oz.)	29	28	1	4%

Total	115	130	(15)	(12)%

Other PGM Activities: (3)
Palladium (oz.)	18	38	(20)	(53)%
Platinum (oz.)	8	30	(22)	(73)%
Rhodium (oz.)	2	5	(3)	(60)%

Total	28	73	(45)	(62)%

By-products from mining: (4)
Rhodium (oz.)	1	1	—	—
Gold (oz.)	2	2	—	—
Silver (oz.)	2	2	—	—
Copper (lb.)	172	300	(128)	(43)%
Nickel (lb.)	129	281	(152)	(54)%

Average realized price per ounce (1)
Mine Production:
Palladium ($/oz.)	$364	$414	$(50)	(12)%
Platinum ($/oz.)	$952	$1,383	$(431)	(31)%
Combined ($/oz.)(2)	$510	$625	$(115)	(18)%

Other PGM Activities: (3)
Palladium ($/oz.)	$276	$406	$(130)	(32)%
Platinum ($/oz.)	$1,048	$1,443	$(395)	(27)%
Rhodium ($/oz.)	$3,881	$6,563	$(2,682)	(41)%

By-products from mining: (4)
Rhodium ($/oz.)	$1,173	$8,176	$(7,003)	(86)%
Gold ($/oz.)	$926	$940	$(14)	(1)%
Silver ($ /oz.)	$13	$18	$(5)	(28)%
Copper ($ /lb.)	$1.34	$3.18	$(1.84)	(58)%
Nickel ($ /lb.)	$5.19	$12.36	$(7.17)	(58)%

Average market price per ounce (2)
Palladium ($/oz.)	$199	$441	$(242)	(55)%
Platinum ($/oz.)	$1,023	$1,867	$(844)	(45)%
Combined ($/oz.)(2)	$403	$753	$(350)	(46)%

(1)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average of the daily London Metals Exchange PM Fix for the actual months of the period.

(2)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(3)	Ounces sold and average realized price per ounce from other PGM activities relate to ounces produced from processing of catalyst materials and ounces purchased in the open market for resale.

(4)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

     Net revenues from sales of mine production were $62.3 million in the first quarter of 2009, compared to $94.6 million for the same period in 2008, a 34.1% decrease. Reported revenues were net of hedging losses on forward sales of platinum of $7.0 million on 9,000 ounces hedged in the first quarter of 2008. The decrease in mine production revenues reflects lower average realized prices in 2009 and lower sales volumes. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $510 per ounce in the first quarter of 2009, compared to $625 per ounce in the same quarter of 2008. The total quantity of mined metals sold decreased by 11.5% to 115,000 ounces in the first quarter of 2009 compared to 130,000 ounces sold during the same time period in 2008.
     Revenues from PGM recycling fell by 75.1% between the first quarter of 2008 and the first quarter of this year, decreasing to $21.5 million in the first quarter of 2009 from $86.4 million for the same period in 2008. The decrease in PGM recycling revenues is a combination of much lower prices realized for PGM sales thus far in 2009 as compared to 2008, and much lower volumes sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $1,132 per ounce in the first quarter of 2009, down 19.3% from $1,402 per ounce in the first quarter of last year. Recycled ounces sold decreased to 17,900 ounces in the first quarter of this year from 61,000 ounces in the first quarter of 2008.
     The Company also purchases PGMs for resale from time to time. During the first quarter of 2009 the Company recognized revenue of about $2.0 million on approximately 9,600 ounces purchased in the open market and re-sold. In the first quarter of 2008, revenue from such sales totaled approximately $5.3 million on 12,000 ounces purchased in the open market and resold.
     Costs of metals sold The Company’s total costs of metals sold (before depreciation, amortization, and corporate overhead) decreased to $72.2 million in the first quarter of 2009 from approximately $153.7 million in the first quarter of 2008, a 53.0% decrease. The lower cost in 2008 was driven primarily by significantly lower volumes of recycling material purchased (and the related lower value of the contained metals) and lower levels of mine production.
     The costs of metals sold from mine production were $49.9 million for the first quarter of 2009, compared to $66.0 million for the first quarter of 2008, a 24.4% decrease. Most of the decrease was attributable to the lower volume of ounces sold from mine production in combination with decreased outside contractor expense.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the first quarter of 2009 increased to $405 per ounce, compared to $385 per ounce in the first quarter of 2008. This increase was due to lower mine production levels, lower by-product credits and lower recycling credits in the first quarter of 2009 compared to last year’s first quarter.
     The costs of metals sold from PGM recycling activities were $20.3 million in the first quarter of 2009, compared to $82.5 million in the first quarter of 2008, a 75.4% decrease. Lower recycling volumes processed and sold coupled with much lower costs per ton to acquire recycled material contributed to the lower costs of metals sold from PGM recycling activities.
     The costs of metals sold from sales of about 9,600 ounces of palladium acquired for resale was $2.0 million in the first quarter of 2009. In comparison, the cost to acquire 12,000 ounces of palladium in the first quarter of 2008 was $5.3 million. The difference is entirely the result of the higher palladium price in 2008.
     Production During the first quarter of 2009, the Company’s mining operations produced 124,800 ounces of PGMs, including 96,000 and 28,800 ounces of palladium and platinum, respectively. This is slightly less than the 129,000 ounces of PGMs produced in the first quarter of 2008, including 100,000 and 29,000 ounces of palladium and platinum, respectively. Production at the Stillwater Mine increased 8.0% to about 92,900 ounces in the first quarter of 2009 from nearly 86,000 ounces in the first quarter of 2008, while production at East Boulder Mine decreased by 25.8% or 31,900 ounces from 43,000 ounces over the same period. The lower production in the 2009 first quarter is reflected in part to the scaling back of operations at the East Boulder Mine which were not totally offset by the increase in production at the Stillwater Mine due to the shifting of manpower from the East Boulder Mine operations to the Stillwater Mine operations.

     Marketing, general and administrative Total marketing, general and administrative expenses in the first quarter of 2009 were approximately $6.7 million, compared to approximately $7.7 million during the first quarter of 2008, a 13.0% decrease. During the first quarter of 2009, the Company scaled back its market development efforts for palladium, largely in support of the Palladium Alliance International, spending $0.8 million compared to $1.3 million in the first quarter of 2008.
     Interest income and expense Total interest income for the first quarter of 2009 decreased significantly to $0.7 million from $3.1 million in the corresponding quarter of 2008. Over the past several years, the Company has recognized significant amounts of interest income from its recycling operations. Interest earned on recycling volumes in the first quarter of 2009 contributed only $0.1 million to net income in comparison to $1.6 million in the first quarter of 2008. Interest expense in the first quarter of 2009 was approximately $1.7 million, compared to $4.5 million in the first quarter of 2008, which included a non-cash write-off of about $2.2 million in unamortized financing charges upon retiring the bank credit facility in March 2008.
     Other comprehensive income (loss) In the first quarter of 2009, other comprehensive income (loss) included a total change in the fair value of available-for-sale investment securities and long-term mutual fund investments of $34,000. For the same period of 2008, other comprehensive income (loss) included a change in the fair value of available-for-sale investment securities and long-term mutual fund investments of $0.5 million and a change in fair value of derivatives of $6.4 million reduced by $7.0 million in hedging loss recognized in current earnings.
LIQUIDITY AND CAPITAL RESOURCES
     For the first quarter of 2009, net cash provided by operating activities was $13.3 million. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products and by-products, cash costs of production, and the level of PGM production from the mines. Mining productivity rates and ore grades in turn can affect both PGM production and cash costs of production. Net cash flow from operations also includes changes in non-cash working capital, including changes to inventories and advances.
     Liquidation of about $11.6 million of cash tied up in recycling working capital accounted for a portion of the first quarter 2009 cash flow from operations. The reported loss of $11.6 million for the quarter included non-cash charges of $17.2 million in depreciation and amortization, and $9.8 million to adjust costs in inventory down to net realizable value; on the other hand, unusually large inventories of mined material in process at the end of the quarter and various obligations associated with the restructuring absorbed cash.
     At the PGM price levels prevailing at March 31, 2009, absent separate hedging arrangements, a change in the price of platinum generally would flow through almost dollar-for-dollar to cash flow from operations, subject only to (1) price ceilings on 14% of the mines’ platinum production to be sold under the Company’s long-term sales contracts, and (2) certain costs – severance taxes and royalties on mine production – which adjust upward or downward with market prices. The combined effect of these price constraints, taxes and royalties would be to absorb approximately ten percent of the gross realization on sales of mined platinum at recent price levels.
     Under the Company’s long-term sales contracts for mined production, a change in the market price of palladium, at prices above about $364 per ounce, would flow through directly to cash flow from operations, subject only to an offset for severance taxes and royalties that are based on the realized price. At market prices for palladium below about $364 per ounce, floor prices take affect that support the palladium price at or near that level on most of the mined palladium sales. Considering the palladium price prevailing at March 31, 2009, if the Company did not have the benefit of the floors and ceilings in the automobile contracts, the Company would have expected to realize about $214 per ounce on sales of palladium at market price, which would represent a reduction in annual sales revenue of about $57 million.

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
     Changes in the cash costs of production generally flow through dollar-for-dollar into cash flow from operations. A reduction due to grade in total mine production of 10%, or about 50,000 palladium and platinum ounces per year, would reduce cash flow from operations by an estimated $27 million per year at the price and cost levels prevailing at March 31, 2009. Because the Company at these PGM price levels is working to remain cash neutral, such a 10% reduction could require additional operating changes and perhaps a suspension of operations at the East Boulder Mine.
     Net cash used in investing activities was $4.2 million in the first quarter of 2009, comprised of $12.2 million of capital expenditures, offset in part by cash from a $7.9 million reduction in short-term investments. In the same period of 2008, investing activities consumed $8.5 million, including $20.8 million of capital expenditures and $0.3 million of additional long-term investments, partially offset by $12.7 million of cash from a net reduction in highly liquid short-term investments.
     The Company reported no cash changes attributable to financing activities during the first quarter of 2009. However, the first quarter of 2008 included significant financing activities, as the Company issued $181.5 million of new convertible debentures. Proceeds were applied to repay $98.3 of existing bank debt, $20.7 million of additional restricted cash applied to collateralize outstanding letters of credit previously issued under a revolving credit facility, $5.0 million for debt issuance costs, reduced by $3.0 million of proceeds from the exercise of outstanding stock options. The net of these 2008 financing activities was a contribution to cash of $60.4 million.
     At March 31, 2009, the Company’s available cash was $170.8 million, compared to $161.8 million at the end of 2008, and it had $211.0 million of debt outstanding, unchanged from December 31, 2008. If highly liquid short-term investments are included, the Company’s balance sheet liquidity increases to $181.8 million at March 31, 2009, up slightly from $180.8 million at the end of 2008. The only debt repayment due during 2009 is a payment of approximately $0.1 million due in May to pay off the remaining balance on the Company’s Educational Impact Bonds. The Company also expects to pay approximately $4.1 million of interest due during the remainder of 2009 related to its outstanding debt obligations. In view of the worldwide credit crisis, the Company has not been successful in putting in place a new credit agreement under acceptable terms. While the lack of a credit agreement may create vulnerability for the Company, management believes that under present circumstances the Company’s liquidity is adequate to support its existing business operations.
CONTRACTUAL OBLIGATIONS
     The Company is obligated to make future payments under various contracts such as its debt agreements. The following table represents significant contractual cash obligations and other commercial commitments and the related interest payments as of March 31, 2009:

(in thousands)	2009 (1)	2010	2011	2012	2013	Thereafter	Total
Convertible debentures	$—	$—	$—	$—	$181,500	$—	$181,500
Special Industrial Education Impact Revenue Bonds	97	—	—	—	—	—	97
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	227	303	303	297	264	233	1,627
Asset retirement obligations	—	—	—	—	—	96,713	96,713
Payments of interest (2)	4,108	5,803	5,803	5,803	4,102	15,600	41,219
Other noncurrent liabilities	—	12,107	—	—	—	—	12,107

Total	$4,432	$18,213	$6,106	$6,100	$185,866	$142,546	$363,263

(1)	Amounts represent cash obligations for April –December 2009.

(2)	Interest payments on the convertible debentures noted in the above table are calculated up to March 15, 2013, the date the holders of the debentures can exercise their put option.

     Interest payments noted in the table above assume all are based on fixed rates of interest. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2010 include workers’ compensation costs, property taxes and severance taxes.
FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “desires,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Such statements include, but are not limited to, comments regarding the duration and overall effects of the current worldwide financial and credit crises, the effects of restructuring the Company’s operations and maintaining a skilled work force, the automotive market and the health of the automobile manufacturers, expansion plans and realignment of operations, costs, grade, production and recovery rates, permitting, labor matters, financing needs and the terms of future credit facilities, capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and compliance, litigation and the palladium and platinum market. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the Company’s 2008 Annual Report on Form 10-K on file with the United States Securities and Exchange Commission and available on the Company’s website.
     The Company intends that the forward-looking statements contained herein be subject to the above-mentioned statutory safe harbors. Investors are cautioned not to rely on forward-looking statements. The Company disclaims any obligation to update forward-looking statements.
CRITICAL ACCOUNTING POLICIES
     The Company’s critical accounting policies are discussed in detail in the Company’s 2008 Annual Report on Form 10-K. The Company made no changes to its critical accounting policies in the first quarter of 2009.

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended
	March 31,
	2009	2008
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced (000)
Palladium	96	100
Platinum	29	29

Total	125	129

Tons milled (000)	264	265
Mill head grade (ounce per ton)	0.51	0.52

Sub-grade tons milled (000) (1)	21	39
Sub-grade tons mill head grade (ounce per ton)	0.18	0.16

Total tons milled (000) (1)	285	304
Combined mill head grade (ounce per ton)	0.49	0.47
Total mill recovery (%)	91	91

Total operating costs per ounce (Non-GAAP) (2)	$355	$314
Total cash costs per ounce (Non-GAAP) (2)	$405	$385
Total production costs per ounce (Non-GAAP) (2)	$541	$541

Total operating costs per ton milled (Non-GAAP) (2)	$156	$133
Total cash costs per ton milled (Non-GAAP) (2)	$177	$163
Total production costs per ton milled (Non-GAAP) (2)	$237	$229

Stillwater Mine:
Ounces produced (000)
Palladium	71	66
Platinum	22	20

Total	93	86

Tons milled (000)	180	157
Mill head grade (ounce per ton)	0.56	0.58

Sub-grade tons milled (000) (1)	10	20
Sub-grade tons mill head grade (ounce per ton)	0.17	0.15

Total tons milled (000) (1)	190	177
Combined mill head grade (ounce per ton)	0.54	0.53
Total mill recovery (%)	92	92

Total operating costs per ounce (Non-GAAP) (2)	$343	$296
Total cash costs per ounce (Non-GAAP) (2)	$387	$366
Total production costs per ounce (Non-GAAP) (2)	$511	$496

Total operating costs per ton milled (Non-GAAP) (2)	$167	$143
Total cash costs per ton milled (Non-GAAP) (2)	$189	$176
Total production costs per ton milled (Non-GAAP) (2)	$250	$239

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
OPERATING AND COST DATA FOR MINE PRODUCTION (Continued)
East Boulder Mine:
Ounces produced (000)
Palladium	25	34
Platinum	7	9

Total	32	43

Tons milled (000)	84	108
Mill head grade (ounce per ton)	0.41	0.43

Sub-grade tons milled (000) (1)	11	19
Sub-grade tons mill head grade (ounce per ton)	0.20	0.17

Total tons milled (000) (1)	95	127
Combined mill head grade (ounce per ton)	0.38	0.39
Total mill recovery (%)	89	90

Total operating costs per ounce (Non-GAAP) (2)	$392	$348
Total cash costs per ounce (Non-GAAP) (2)	$455	$422
Total production costs per ounce (Non-GAAP) (2)	$627	$629

Total operating costs per ton milled (Non-GAAP) (2)	$132	$120
Total cash costs per ton milled (Non-GAAP) (2)	$154	$145
Total production costs per ton milled (Non-GAAP) (2)	$212	$216

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended
	March 31,
(in thousands, where noted)	2009	2008
SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium (oz.)	86	102
Platinum (oz.)	29	28

Total	115	130

Other PGM activities: (5)
Palladium (oz.)	18	38
Platinum (oz.)	8	30
Rhodium (oz.)	2	5

Total	28	73

By-products from mining: (6)
Rhodium (oz.)	1	1
Gold (oz.)	2	2
Silver (oz.)	2	2
Copper (lb.)	172	300
Nickel (lb.)	129	281

Average realized price per ounce (3)
Mine production:
Palladium ($/oz.)	$364	$414
Platinum ($/oz.)	$952	$1,383
Combined ($/oz)(4)	$510	$625

Other PGM activities: (5)
Palladium ($/oz.)	$276	$406
Platinum ($/oz.)	$1,048	$1,443
Rhodium ($/oz)	$3,881	$6,563

By-products from mining: (6)
Rhodium ($/oz.)	$1,173	$8,176
Gold ($/oz.)	$926	$940
Silver ($/oz.)	$13	$18
Copper ($/lb.)	$1.34	$3.18
Nickel ($/lb.)	$5.19	$12.36

Average market price per ounce (4)
Palladium ($/oz.)	$199	$441
Platinum ($/oz.)	$1,023	$1,867
Combined ($/oz)(4)	$403	$753

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment writedowns, gain or loss on disposal of property, plant and equipment, restructuring costs and interest income and expense are not included in total operating costs, total cash costs or total production costs. Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Costs of Revenues” and the accompanying discussion for additional detail.

(3)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average London PM Fix for the actual months of the period.

(4)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(5)	Ounces sold and average realized price per ounce from other PGM activities relate to ounces produced from processing of catalyst materials and ounces purchased in the open market for resale.

(6)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
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
Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three months ended
	March 31,
(in thousands)	2009	2008
Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$44,338	$40,473
Royalties, taxes and other	6,154	9,198

Total cash costs (Non-GAAP)	$50,492	$49,671
Asset retirement costs	147	215
Depreciation and amortization	17,120	20,647
Depreciation and amortization (in inventory)	(241)	(727)

Total production costs (Non-GAAP)	$67,518	$69,806
Change in product inventories	(3,618)	3,275
Costs of recycling activities	20,305	82,486
Recycling activities — depreciation	45	48
Add: Profit from recycling activities	1,257	5,508

Total consolidated costs of revenues (2)	$85,507	$161,123

Stillwater Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$31,825	$25,250
Royalties, taxes and other	4,148	5,969

Total cash costs (Non-GAAP)	$35,973	$31,219
Asset retirement costs	123	156
Depreciation and amortization	11,282	11,395
Depreciation and amortization (in inventory)	104	(468)

Total production costs (Non-GAAP)	$47,482	$42,302
Change in product inventories	(3,013)	1,038
Add: Profit from recycling activities	942	3,619

Total costs of revenues	$45,411	$46,959

East Boulder Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$12,513	$15,223
Royalties, taxes and other	2,006	3,229

Total cash costs (Non-GAAP)	$14,519	$18,452
Asset retirement costs	24	59
Depreciation and amortization	5,838	9,252
Depreciation and amortization (in inventory)	(345)	(259)

Total production costs (Non-GAAP)	$20,036	$27,504
Change in product inventories	(2,632)	(3,469)
Add: Profit from recycling activities	315	1,889

Total costs of revenues	$17,719	$25,924

Other PGM activities: (1)
Reconciliation to costs of revenues:
Change in product inventories	$2,027	$5,706
Recycling activities — depreciation	45	48
Costs of recycling activities	20,305	82,486

Total costs of revenues	$22,377	$88,240

(1)	Other PGM activities include recycling and other.

(2)	Revenue from the sale of mined by-products is credited against gross production costs for Non-GAAP presentation. Revenue from the sale of mined by-products is now being reported on the Company’s financial statements as mined revenue and is included in consolidated costs of revenues. Total costs of revenues in the above table have been reduced by approximately $3.8 million and $13.3 million for the first quarter of 2009 and 2008, respectively.

Note:	Costs and profits from recycling activities have been revised to include additional recycling rhodium costs of $0.4 million for the first quarter of 2008. See Note 3 “Correction of Immaterial Error” to the Company’s 2008 Annual Report on Form 10-K for additional information.
ITEM 3
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
     The Company has entered into long-term sales contracts with Ford Motor Company and General Motors Corporation. The contracts together cover significant portions of the Company’s mined PGM production through December 2012 and stipulate floor and ceiling prices for some of the covered production. The Company from time to time also purchases platinum and rhodium in the open market for resale under various supply arrangements. See Note 3, “Derivative Instruments” to the Company’s unaudited financial statements as of March 31, 2009, for additional detail on these outstanding derivative commitments.
     Since 2005, the major U.S. bond rating agencies have steadily downgraded the corporate ratings of Ford Motor Company and General Motors Corporation, reflecting the substantial deterioration in their credit status and, more recently, the sharp decline in automotive sales. The U.S. government has provided significant financial support to General Motors Corporation in recent months. Continuing federal financial assistance to automotive manufacturers cannot be assured, however, and pressures for restructuring or combining these companies may increase, with potentially negative impacts on the Company. Under applicable law, if one or both of these companies should become insolvent or file for protection under the bankruptcy statutes, their respective obligations under the PGM supply agreements with the Company could be voided. The weak credit position of these two customers, along with the upcoming expiration of these supply contracts, particularly in light of recent low PGM market prices, has highlighted the Company’s dependence on the above-market pricing provisions in the automotive contracts.
     The Company from time to time enters into fixed forward sales and financially settled forward sales transactions that may or may not be accounted for as cash-flow hedges to mitigate the price risk in its PGM recycling and mine production activities. In the fixed forward transactions, normally metals contained in the spent catalytic materials are sold forward at the time the materials are purchased and are delivered against the fixed forward contracts when the finished ounces are recovered. The Company has elected to account for these transactions using the normal purchase and normal sales provisions contained in SFAS No. 138. Financially settled forwards also may be used as a mechanism to offset fluctuations in metal prices associated with future production in circumstances where the Company elects to retain control of the final disposition of the metal. In the past, the Company generally accounted for financially settled forward transactions as cash flow hedges. Following the amendment of one of the automotive PGM supply contracts in August of 2007, the Company has from time to time entered into various financially settled forward contracts covering a portion of its recycling production and has elected not to apply hedge accounting treatment to these transactions. These transactions are marked to market in each accounting period.
     Under financially settled forwards, at each settlement date, the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. The Company’s financially settled forwards are settled at maturity. As of March 31, 2009, the Company was not party to any financially settled forward agreements. As of March 31, 2008, the Company was party to financially settled forward agreements covering approximately 20% of its anticipated platinum sales from mine production during the second quarter of 2008. These transactions covered a total of 6,000 ounces of platinum sales from mine production at an overall average price of approximately $1,054 per ounce. Because the market price of platinum was approximately $2,040 per ounce at the end of the first quarter 2008, the Company recorded unrealized hedging losses of approximately $5.9 million in Accumulated Other Comprehensive Income (Loss) at March 31, 2008 (see Note 6, “Comprehensive Income (Loss)” to the Company’s unaudited financial statements as of March 31, 2009).
     The Company also enters into fixed forward sales relating to processing of spent PGM catalysts. These transactions require physical delivery of metal and cannot settle net. Consequently, the Company accounts for these forward sales commitments related to purchases of recycled material under the “normal purchase and sale” exception in SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Sales of metals from PGM recycling are sold forward on the pricing date and subsequently are physically delivered against the forward sales commitments when the ounces are recovered. These forward sales commitments typically have terms of three months or less; all of the transactions open at March 31, 2009, will settle at various periods through July 2009.
     The Company also enters into financially settled forward sales agreements related to its recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses are recognized in net income in each period. See Note 3, “Derivative Instruments” to the Company’s First Quarter 2008 unaudited financial statements for further information.
Interest Rate Risk
     As of March 31, 2009, all of the Company’s outstanding long-term debt was subject to fixed rates of interest. Interest income on payments to the Company’s recycling suppliers is generally linked to short-term inter-bank rates.
     The Company retired its bank credit facility in March 2008. The convertible debentures that replaced it do not contain financial covenants, other than change in control protection and investor make-whole provisions. Consequently, the Company is not subject to conventional financial covenants at this time.
ITEM 4
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
(b) Changes in Internal Control Over Financial Reporting.
     In its 2008 Annual Report on Form 10-K, the Company reported that as of December 31, 2008, a control reconciling the recycling cost of goods sold calculation was not designed effectively. Specifically this reconciliation and review control did not include verifying certain calculated volumes in the processing inventories against actual volumes on hand at the end of each period. As a result, it was possible for discrepancies to accumulate in these inventories, potentially resulting in material differences between the calculated metal volumes and actual volumes at each stage, leading to a misallocation of costs. The Company’s procedures to mitigate this material weakness during the first quarter 2009 included the following changes to its internal control over financial reporting:
✓	Monthly review and verification of inventory volumes jointly by analysts in the recycling and sales groups;

✓	Monthly reconciliation of production and operating reports with accounting sales information; and

✓	Regular cross-functional meetings to discuss recycling issues.
     The Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2009, and has concluded that, as of March 31, 2009, the Company’s internal control over financial reporting was effective.
PART II — OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
     The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits, including employee injury claims. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.
ITEM 1A
RISK FACTORS
     The Company filed its Annual Report on Form 10-K for the year ended December 31, 2008 with the Securities and Exchange Commission on March 16, 2009, which sets forth its risk factors in Item 1A therein. The Company has not experienced any material changes from the risk factors previously described therein.
ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3
DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s annual meeting of stockholders was held on May 7, 2009. The following table sets forth the proposals presented at the annual meeting and the votes cast in connection with each proposal. Further information regarding these proposals was included in the Company’s proxy statement filed with the Securities and Exchange Commission on April 9, 2009.

Proposal	For	Against	Abstain	Withheld
1. To elect nine directors to the Company’s Board of Directors
Craig L. Fuller	77,221,135			8,668,503
Patrick M. James	84,872,356			1,017,282
Steven S. Lucas	84,633,531			1,256,107
Michael S. Parrett	84,878,980			1,010,658
Francis R. McAllister	84,742,450			1,147,188
Sheryl K. Pressler	84,597,566			1,292,072
Donald W. Riegle, Jr.	84,493,698			1,395,940
Michael E. McGuire, Jr.	84,418,338			1,471,300
Michael Schiavone	84,875,025			1,014,613

2. To ratify the appointment of KPMG LLP as the Company’s independent registered accounting firm for 2009	85,280,696	249,116	359,826
ITEM 5
OTHER INFORMATION
None
ITEM 6
EXHIBITS
See attached exhibit index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY
(Registrant)

Date: May 11, 2009	By:	/s/ Francis R. McAllister Francis R. McAllister
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2009	By:	/s/ Gregory A. Wing Gregory A. Wing
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBITS

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, dated, May 11, 2009

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, dated, May 11, 2009

32.1	Section 1350 Certification, dated, May 11, 2009

32.2	Section 1350 Certification, dated, May 11, 2009