Form 10-Q
period 2009-06-30
STILLWATER MINING CO /DE/
filed 2009-08-07
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009.
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO☑
At August 3, 2009 the Company had outstanding 94,518,147 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
Stillwater Mining Company
Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Mine production	$78,826	$118,062	$141,139	$212,669
PGM recycling	12,486	108,214	33,959	194,630
Other	3,475	6,874	5,507	12,215

Total revenues	94,787	233,150	180,605	419,514

Costs and expenses
Costs of metals sold
Mine production	51,078	76,234	100,938	142,191
PGM recycling	10,874	102,352	31,179	184,838
Other	3,471	6,882	5,498	12,185

Total costs of metals sold	65,423	185,468	137,615	339,214

Depreciation and amortization
Mine production	17,043	21,747	34,163	42,394
PGM recycling	44	48	89	96

Total depreciation and amortization	17,087	21,795	34,252	42,490

Total costs of revenues	82,510	207,263	171,867	381,704

Marketing	394	2,404	1,235	3,735
General and administrative	6,406	7,983	12,247	14,325
Impairment of long-term investments	—	—	119	—
(Gain)/loss on disposal of property, plant and equipment	(5)	154	200	152

Total costs and expenses	89,305	217,804	185,668	399,916

Operating income (loss)	5,482	15,346	(5,063)	19,598

Other income (expense)
Other	49	92	49	145
Interest income	427	2,924	1,085	6,011
Interest expense	(1,729)	(1,728)	(3,458)	(6,258)

Income (loss) before income tax provision	4,229	16,634	(7,387)	19,496
Income tax benefit (provision)	—	(322)	—	(375)

Net income (loss)	$4,229	$16,312	$(7,387)	$19,121

Other comprehensive income, net of tax	81	5,904	47	5,992

Comprehensive income (loss)	$4,310	$22,216	$(7,340)	$25,113

Weighted average common shares outstanding
Basic	94,308	92,926	94,094	92,740
Diluted	94,664	100,952	94,094	93,166

Basic earnings (loss) per share

Net income (loss)	$0.04	$0.18	$(0.08)	$0.21

Diluted earnings (loss) per share

Net income (loss)	$0.04	$0.17	$(0.08)	$0.21

See accompanying notes to financial statements

Stillwater Mining Company
Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$154,407	$161,795
Investments, at fair market value	20,976	18,994
Inventories	81,011	73,413
Trade receivables	2,319	2,369
Deferred income taxes	19,807	17,443
Other current assets	11,784	11,542

Total current assets	$290,304	$285,556

Property, plant and equipment (net of $262,181 and $232,112 accumulated depreciation and amortization)	384,062	393,412
Restricted cash	38,045	35,595
Other noncurrent assets	10,340	9,701

Total assets	$722,751	$724,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,576	$14,662
Accrued payroll and benefits	25,161	24,111
Property, production and franchise taxes payable	10,905	10,749
Current portion of long-term debt	—	97
Other current liabilities	3,728	5,489

Total current liabilities	54,370	55,108

Long-term debt	210,962	210,947
Deferred income taxes	19,807	17,443
Accrued workers compensation	5,838	6,761
Asset retirement obligation	7,325	7,028
Other noncurrent liabilities	3,942	4,448

Total liabilities	$302,244	$301,735

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 94,435,973 and 93,665,855 shares issued and outstanding	944	937
Paid-in capital	645,968	640,657
Accumulated deficit	(226,292)	(218,905)
Accumulated other comprehensive loss	(113)	(160)

Total stockholders’ equity	420,507	422,529

Total liabilities and stockholders’ equity	$722,751	$724,264

See accompanying notes to financial statements

Stillwater Mining Company
Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Cash flows from operating activities
Net income (loss)	$4,229	$16,312	$(7,387)	$19,121

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,087	21,795	34,252	42,490
Lower of cost or market inventory adjustment	146	—	9,897	—
Impairment of long-term investments	—	—	119	—
(Gain)/loss on disposal of property, plant and equipment	(5)	154	200	152
Asset retirement obligation	150	219	297	433
Stock issued under employee benefit plans	889	1,538	2,268	2,941
Amortization of debt issuance costs	265	263	529	2,686
Share based compensation	1,798	1,355	3,044	2,381

Changes in operating assets and liabilities:
Inventories	(13,327)	(60,985)	(17,551)	(64,954)
Trade receivables	(1,167)	1,397	50	(3,253)
Employee compensation and benefits	1,645	1,467	1,059	3,091
Accounts payable	2,894	7,604	(86)	6,022
Property, production and franchise taxes payable	(1,015)	353	(350)	1,576
Workers compensation	39	(342)	(923)	(816)
Restricted cash	(2,450)	—	(2,450)	—
Other	(4,429)	(8,564)	(2,956)	(16,240)

Net cash provided by (used in) operating activities	6,749	(17,434)	20,012	(4,370)

Cash flows from investing activities
Capital expenditures	(13,032)	(20,778)	(25,188)	(41,603)
Purchases of long-term investments	—	—	—	(347)
Proceeds from disposal of property, plant and equipment	21	197	46	215
Purchases of investments	(16,961)	(1,887)	(20,947)	(11,392)
Proceeds from maturities of investments	6,912	14,350	18,786	36,521

Net cash used in investing activities	(23,060)	(8,118)	(27,303)	(16,606)

Cash flows from financing activities
Payments on debt	(97)	(86)	(97)	(98,422)
Payments for debt issuance costs	—	(77)	—	(5,072)
Proceeds from issuance of convertible debentures	—	—	—	181,500
Restricted cash	—	—	—	(20,695)
Issuance of common stock	—	23	—	2,990

Net cash (used in) provided by financing activities	(97)	(140)	(97)	60,301

Cash and cash equivalents
Net (decrease) increase	(16,408)	(25,692)	(7,388)	39,325
Balance at beginning of period	170,815	126,453	161,795	61,436

Balance at end of period	$154,407	$100,761	$154,407	$100,761

See accompanying notes to financial statements

Stillwater Mining Company
Notes to Financial Statements
(Unaudited)
NOTE 1
GENERAL
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of June 30, 2009, and the results of its operations and its cash flows for the three- and six- month periods ended June 30, 2009 and 2008. The results of operations for the three- and six- month periods ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements in this quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2009 Quarterly Report on Form 10-Q and in the Company’s 2008 Annual Report on Form 10-K.
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
     The Company evaluates subsequent events through the date the financial statements are issued, which for the quarterly period ended June 30, 2009, is August 7, 2009. On June 1, 2009, General Motors Corporation, filed for bankruptcy protection. General Motors then filed a petition with the bankruptcy court seeking to reject its executory contract with the Company, effective July 7, 2009. The Company in turn filed an objection with the court to the General Motors petition on July 16, 2009. Following a hearing in bankruptcy court on July 22, 2009, the court approved the General Motors petition, thereby nullifying the Company’s supply agreement with retroactive effect from July 7, 2009.
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
     The Company has long-term sales contracts with Ford Motor Company (“Ford”) and until July 22, 2009, General Motors Corporation (“GM”), covering production from the mines, that contain guaranteed floor and, in some cases, ceiling prices for metal delivered. Metal sales under these contracts, when not affected by the guaranteed floor or ceiling prices, are priced at a slight discount to market. Prior to July 22, 2009, the Company was committed to sell 100% of its palladium production and 70% of its platinum production from mining through 2010 under these sales contracts. After 2010, 20% of the Company’s total mine production of palladium, along with additional palladium ounces to be procured from other sources at the Company’s discretion, had been committed for sale in 2011 and 2012 under these contracts. None of the Company’s platinum production after 2010 was committed for sale under these contracts.

     On June 1, 2009, GM filed for Chapter 11 bankruptcy protection. At the time of the bankruptcy filing, the Company had no receivables outstanding with GM. Subsequent to the end of the second quarter, GM petitioned the bankruptcy court for approval to reject its executory PGM supply agreement with the Company. On July 22, 2009, the bankruptcy court approved the GM petition, cancelling the supply agreement with retroactive effect from July 7, 2009. Well-established terminal trading markets exist for PGMs that allow the Company to sell its GM commitments elsewhere. However, without the GM agreement the Company will lose the premium on those ounces that it received previously when market prices dropped below the contractual floors.
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
     Although many of the commercial terms of the remaining contract with Ford are confidential, the Ford agreement specifies that the Company will provide quantities of platinum and palladium to Ford each month that are based on fixed percentages of the Company’s mine production. Pricing is generally at a small discount to the market price of each metal, subject to certain floor and ceiling prices. The Ford agreement currently is scheduled to expire at the end of 2010.
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
     The Company has at times advanced cash for purchase and collection of spent catalyst materials to its suppliers. These advances are recorded in either Other current assets or Other noncurrent assets on the Company’s balance sheet until the Company physically receives the material and title has transferred to the Company. Once the material is received and title has transferred, the associated advance is reclassified into Inventories. Finance charges on these advances collected in advance of being earned are reflected as Unearned income and are included in Other current liabilities on the Company’s balance sheet.
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

Other activities
     The Company makes open market purchases of PGMs from time to time for re-sale to third parties. The Company recognized revenue of $3.5 million and $6.9 million on 5,400 and 15,200 ounces of PGMs that were purchased in the open market and re-sold for the three- month periods ended June 30, 2009 and 2008, respectively. For the six- month periods ended June 30, 2009 and 2008, 15,100 and 27,400 ounces of PGMs were purchased in the open market and re-sold for $5.5 million and $12.2 million, respectively.
Total Sales
     Total sales to significant customers as a percentage of total revenues for the three- and six- month periods ended June 30, 2009 and 2008, were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Customer A	58%	35%	55%	35%
Customer B	19%	19%	20%	20%
Customer C **	10%	11%	11%	12%
Customer D	*	11%	*	*

	87%	76%	86%	67%

*	Represents less than 10% of total revenues.

**	Represents total sales to General Motors Corporation
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
Mine Production
     On June 30, 2008, the Company settled the remaining financially settled forward agreements covering future anticipated platinum sales out of mine production. Consequently, at present the Company is no longer party to any further hedges on its mined platinum production. Realized losses on hedges of mined platinum in the six- month period ended June 30, 2008, were $12.8 million and were recorded as an adjustment to revenues from mine production.

PGM Recycling
     The Company enters into fixed forward sales relating to PGM recycling of catalyst materials. The Company accounts for these fixed forward sales under the normal sales provisions of SFAS No. 133, as amended by SFAS No. 138, and SFAS No. 149. The metals from PGM recycled materials are sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. All of the fixed forward sales contracts open at June 30, 2009, will settle at various periods through October 2009. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. As of June 30, 2009, no such margin deposits were outstanding or due.
     From time to time, the Company also enters into certain financially settled forward contracts on recycled materials for which it has not entered into a fixed forward sale. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal that is already committed for delivery at a market-based price on a specific future date. No financially settled forward contracts were entered into during the second quarter or the first six months of 2009 or were outstanding as of June 30, 2009. The Company generally has not designated these contracts as cash flow hedges, so they are marked to market at the end of each accounting period with the change in the fair value of the derivatives being reflected in the income statement.
     The following is a summary of the Company’s commodity derivatives as of June 30, 2009:

PGM Recycling:
Fixed Forwards

	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price
Third Quarter 2009	13,397	$1,163	10,573	$239	2,537	$1,375
Fourth Quarter 2009	—	$—	—	$—	366	$1,407
     The Company adopted Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS 133, effective January 1, 2009. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. See Note 2, “Sales” and Note 6, “Comprehensive Income (Loss)” for further information on derivatives.
The Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income (Loss)
for the Three- and Six- month periods Ended June 30, 2009 and 2008
Derivatives Designated as Cash Flow Hedges
Effective Portion
(in thousands)

	Amount of Gain or (Loss)					Amount of Gain or (Loss)
Designated	Recognized in				Location of Gain/(Loss)	Reclassified from
Derivative	AOCI on Derivative				Reclassified	AOCI into Income
	Three months ended		Six months ended			Three months ended		Six months ended
	June 30,		June 30,			June 30,		June 30,
	2009	2008	2009	2008		2009	2008	2009	2008
Financially settled forward commodity contracts	$—	$100	$—	$(6,261)	Mine production revenue	$—	$(5,837)	$—	$(12,794)
     Ineffective portion on derivatives was not significant at June 30, 2009 or 2008.

The Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income (Loss)
for the Three- and Six- month periods Ended June 30, 2009 and 2008
(in thousands)

Derivatives Not
Designated as Cash	Location of Gain/(Loss)
Flow Hedges	Recognized in Income	Amount of Gain or (Loss) Recognized in Income
		Three months ended		Six months ended
		June 30,		June 30,
		2009	2008	2009	2008
Fixed forward commodity contracts	Other revenue	$5	$—	$5	$—

Fixed forward commodity contracts	Other revenue	$(2)	$—	$(2)	$—

Financially settled forward commodity contracts	PGM recycling revenue	$—	$—	$—	$150

Fixed forward commodity contracts	PGM recycling revenue	$—	$—	$243	$—

Fixed forward commodity contracts	PGM recycling revenue	$—	$—	$(47)	$—
Fair Value of Derivative Instruments
(in thousands)
As of June 30,

	Asset Derivatives			Liability Derivatives
Derivatives Not
Designated as Cash
Flow Hedges	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		2009	2008		2009	2008
Fixed forward commodity contracts		$—	$—	Other current liabilities	$(3)	$—
NOTE 4
SHARE-BASED PAYMENTS
Stock Plans
     The Company sponsors stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. The Company has options outstanding under three separate plans: the 1994 Incentive Plan, the General Plan and the 2004 Equity Incentive Plan. During 2004, the 1994 Incentive Plan was terminated and in early 2008, the General Plan was terminated. While no additional options may be issued under these two plans, options issued under the 1994 Incentive Plan and the General Plan remain outstanding. Authorized shares of common stock have been reserved for options that were issued prior to the expiration of the 1994 Incentive Plan and the General Plan. At inception approximately 7,801,000 shares of common stock were authorized for issuance under the Plans, including approximately 5,250,000, 1,400,000 and 1,151,000 shares authorized for the 2004 Equity Incentive Plan, the General Plan and the 1994 Incentive Plan, respectively. Options for approximately 2,270,000 shares were available and reserved for grant under the 2004 Equity Incentive Plan as of June 30, 2009.
     The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise price, exercise period, vesting period and all other terms of instruments issued under the Plans. Directors’ options vest over a six month period after date of grant. Officers’ and employees’ options vest ratably over a three year period after date of grant. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. The Company did not receive cash from the exercise of employee stock options in the three- and six- month periods ended June 30, 2009. The Company received $22,500 and $3.0 million in cash from the exercise of stock options in the three- and six- month periods ended June 30, 2008.
Nonvested Shares
     Nonvested shares granted to non-management directors, certain members of management and other employees as of June 30, 2009 and 2008, along with the related compensation expense are detailed in the following table:

				Compensation Expense				Compensation Expense
		Nonvested	Market	Three months ended				Six months ended
		Shares	Value on	June 30,				June 30,
Grant Date	Vesting Date	Granted	Grant Date	2009		2008		2009		2008
May 3, 2005	May 3, 2008	225,346	$1,654,040	$—		$36,861		$—		$147,446
April 27, 2006	April 27, 2009	288,331	$4,731,512	$105,381		$316,143		$421,524		$632,285
February 22, 2007	February 22, 2010	426,514	$5,433,788	$356,856	(1)	$346,372	(2)	$698,377	(1)	$708,427	(2)
February 4, 2008	February 4, 2011	16,741	$225,000	$18,828		$18,828		$37,656		$30,442
March 6, 2008	March 6, 2011	287,592	$5,283,065	$428,346	(1)	$438,800	(2)	$844,701	(1)	$564,243	(2)
May 8, 2008	November 8, 2008	19,719	$280,010	$—		$93,337		$—		$93,337
December 9, 2008	June 9, 2009	12,987	$40,000	$13,333		$—		$33,333		$—
January 26, 2009	July 26, 2009	9,852	$40,000	$20,000		$—		$34,285		$—
March 14, 2009	March 14, 2012	642,000	$1,964,520	$163,625		$—		$195,889		$—
April 16, 2009	March 14, 2012	328,819	$1,624,366	$115,167		$—		$115,167		$—
April 16, 2009	March 14, 2010	375,404	$1,854,496	$414,610	(1)	$—		$414,610	(1)	$—
May 7, 2009	November 7, 2009	55,656	$320,022	$94,229		$—		$94,229		$—

Total compensation expense of nonvested shares				$1,730,375		$1,250,341		$2,889,771		$2,176,180

(1)	Compensation expense in the second quarter and the first half of 2009 was reduced by approximately $3,900 and $38,900, respectively, for forfeiture of approximately 2,300 and 7,400 nonvested shares, respectively, granted in 2009, 2008 and 2007 to certain members of management and other employees who terminated employment in 2009.

(2)	Compensation expense in the second quarter and the first half of 2008 was reduced by approximately $16,600 and $17,900, respectively, for forfeiture of approximately 4,600 and 4,900 nonvested shares, respectively, granted in 2008 and 2007 to certain members of management and other employees who terminated employment in 2008.
Stock Options
     The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant using a Black-Scholes option pricing model. Stock option grants to employees generally vest in annual installments over a three year period. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture, but does not recapture expense taken previously. The compensation expense, recorded in general and administrative expense, related to the fair value of stock options during the three- month periods ended June 30, 2009 and 2008, was $65,000 and $93,300, respectively, and $147,900 and $180,400 during the six- month periods ended June 30, 2009 and 2008, respectively. Total compensation cost related to nonvested stock options not yet recognized is $87,500, $83,800, $16,800 and $200 for the remaining six months of 2009 and for years 2010, 2011 and 2012, respectively.
NOTE 5
INCOME TAXES
     The Company determines income taxes using the asset and liability approach as defined in SFAS No. 109, Accounting for Income Taxes, which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. At June 30, 2009, the Company has net operating loss carryforwards (NOLs), which expire in 2009 through 2029. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers, more likely than not, will not be realized. The Company recognized an income tax provision for the quarter ended June 30, 2008, related to Federal alternative minimum tax and statutory minimum payments required under certain state and local tax laws. No income tax provision was recognized for the quarter ended June 30, 2009. Changes in the Company’s net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.
     As of June 30, 2009 and 2008, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax provision in the Statements of Operations and Comprehensive Income (Loss). There was no interest or penalties for the three- and six- month periods ended June 30, 2009 and 2008. The tax years subject to examination by the taxing authorities are the years ending December 31, 2008, 2007, 2006 and 2005.
NOTE 6
COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income (loss). As of June 30, 2009, such items consisted of unrealized losses on available-for-sale marketable securities. As of June 30, 2008, such items consisted of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities and available-for-sale marketable securities.

     The following summary sets forth the changes in Accumulated other comprehensive income (loss) in stockholders’ equity for the first six months of 2009 and 2008:

			Accumulated Other
(in thousands)	Available for Sale	Commodity	Comprehensive Income
As of June 30, 2009	Securities	Instruments	(Loss)
Balance at December 31, 2008	$(160)	$—	$(160)

Reclassification to earnings	—	—	—
Change in value	(34)	—	(34)

Comprehensive income (loss)	$(34)	$—	$(34)

Balance at March 31, 2009	$(194)	$—	$(194)

Reclassification to earnings	—	—	—
Change in value	81	—	81

Comprehensive income (loss)	$81	$—	$81

Balance at June 30, 2009	$(113)	$—	$(113)

			Accumulated Other
(in thousands)	Available for Sale	Commodity	Comprehensive Income
As of June 30, 2008	Securities	Instruments	(Loss)
Balance at December 31, 2007	$508	$(6,533)	$(6,025)

Reclassification to earnings	—	6,957	6,957
Change in value	(508)	(6,361)	(6,869)

Comprehensive income (loss)	$(508)	$596	$88

Balance at March 31, 2008	$—	$(5,937)	$(5,937)

Reclassification to earnings	—	5,837	5,837
Change in value	(33)	100	67

Comprehensive income (loss)	$(33)	$5,937	$5,904

Balance at June 30, 2008	$(33)	$—	$(33)

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

     After issuance of the debentures, the Company used a portion of the proceeds to repay its term loan facility and revolving credit facility. The term loan facility and the revolving credit facility were fully repaid and terminated on March 12, 2008. First quarter 2008 net income included the non-cash write-off of approximately $2.2 million in unamortized fees associated with the termination of the credit facility.
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

     One of the factors the Company utilizes to evaluate performance and allocation of resources to its business segments is based upon income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands)	Mine	PGM	All
Three months ended June 30, 2009	Production	Recycling	Other	Total

Revenues	$78,826	$12,486	$3,475	$94,787
Depreciation and amortization	$17,043	$44	$—	$17,087
Interest income	$—	$155	$272	$427
Interest expense	$—	$—	$1,729	$1,729
Income (loss) before income taxes	$10,754	$1,723	$(8,248)	$4,229
Capital expenditures	$13,003	$—	$29	$13,032
Total assets	$430,568	$23,225	$268,958	$722,751

(in thousands)	Mine	PGM	All
Three months ended June 30, 2008	Production	Recycling	Other	Total

Revenues	$118,062	$108,214	$6,874	$233,150
Depreciation and amortization	$21,747	$48	$—	$21,795
Interest income	$—	$2,005	$919	$2,924
Interest expense	$—	$—	$1,728	$1,728
Income (loss) before income taxes	$19,933	$7,813	$(11,112)	$16,634
Capital expenditures	$20,460	$135	$183	$20,778
Total assets	$514,928	$175,710	$182,575	$873,213

(in thousands)	Mine	PGM	All
Six months ended June 30, 2009	Production	Recycling	Other	Total

Revenues	$141,139	$33,959	$5,507	$180,605
Depreciation and amortization	$34,163	$89	$—	$34,252
Interest income	$—	$292	$793	$1,085
Interest expense	$—	$—	$3,458	$3,458
Income (loss) before income taxes	$5,882	$2,982	$(16,251)	$(7,387)
Capital expenditures	$25,118	$—	$70	$25,188
Total assets	$430,568	$23,225	$268,958	$722,751

(in thousands)	Mine	PGM	All
Six months ended June 30, 2008	Production	Recycling	Other	Total

Revenues	$212,669	$194,630	$12,215	$419,514
Depreciation and amortization	$42,394	$96	$—	$42,490
Interest income	$—	$3,631	$2,380	$6,011
Interest expense	$—	$—	$6,258	$6,258
Income (loss) before income taxes	$27,939	$13,321	$(21,764)	$19,496
Capital expenditures	$41,143	$212	$248	$41,603
Total assets	$514,928	$175,710	$182,575	$873,213
NOTE 9
INVENTORIES
     For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. In accounting for inventory costs that exceeded market value, the Company reduced the aggregate inventory carrying value of certain components of its in-process and finished goods inventories by $0.1 million for inventory associated with mine production for the second quarter of 2009, and $9.9 million, including $5.6 million for inventory associated with mine production and $4.3 million for recycling inventory for the first half of 2009. No corresponding lower-of-cost-or-market inventory adjustment was recorded for the three- or six- month periods ended June 30, 2008.
     The costs of PGM inventories as of any date are determined based on combined production costs per ounce and include all inventoriable production costs, including direct labor, direct materials, depreciation and amortization and other overhead costs relating to mining and processing activities incurred as of such date.
     Inventories reflected in the accompanying balance sheets consisted of the following:

	June 30,	December 31,
(in thousands)	2009	2008
Metals inventory
Raw ore	$2,096	$1,050
Concentrate and in-process	20,770	14,892
Finished goods	38,588	36,486

	$61,454	$52,428
Materials and supplies	19,557	20,985

Total inventory	$81,011	$73,413

NOTE 10
EARNINGS (LOSS) PER COMMON SHARE
     Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised or vested and the Company’s convertible debt was converted. No adjustments were made to reported net income (loss) in the computation of basic earnings (loss) per share or diluted earnings (loss) per share for the three- and six- month periods ended June 30, 2009. Reported net income was adjusted for the interest expense (including amortization expense of deferred debt fees) and the related income tax effect for the convertible debentures for the three- and six- month periods ended June 30, 2008. The Company currently has only one class of equity shares outstanding.

     A reconciliation of the numerators and denominators of the basic and diluted per-share computations for income for the three- and six- month periods ended June 30, 2008, is shown in the following table:

	Three Months Ended			Six Months Ended
(in thousands, except per share amounts)	June 30, 2008			June 30, 2008
		Weighted			Weighted
		Average			Average
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Income	$16,312			$19,121

Basic EPS
Income available to
common stockholders	16,312	92,926	$0.18	19,121	92,740	$0.21

Effect of Dilutive Securities
Stock options	—	54		—	66
Nonvested shares	—	252		—	360
1.875% Convertible debentures	1,082	7,720		—	—

Diluted EPS
Income available to common
stockholders + assumed conversions	$17,394	100,952	$0.17	$19,121	93,166	$0.21

     Outstanding options to purchase 5,196 shares were included in the computation of diluted earnings per share in the three- month period ended June 30, 2009. Outstanding options to purchase 788,765 shares of common stock were excluded from the computation of diluted earnings per share for the three- month period ended June 30, 2009 because the market price was lower than the exercise price, and therefore the effect would have been antidilutive. All of the outstanding options to purchase shares were excluded from the computation of diluted earnings (loss) per share for the six- month period ended June 30, 2009, because the Company reported a net loss and so the effect would have been antidilutive because inclusion of these options would have reduced the net loss per share.
     Outstanding options to purchase 831,690 and 820,715 of weighted shares of common stock were excluded from the computation of diluted earnings per share for the three- month and six- month periods ended June 30, 2008, respectively, because the market price was lower than the exercise price, and therefore the effect would have been antidilutive.
     The effect of outstanding nonvested shares was to increase diluted weighted average shares outstanding by 350,516 shares for the three- month period ended June 30, 2009. Outstanding nonvested shares of 364,585 were excluded from the computation of diluted earnings (loss) per share for the six- month period ended June 30, 2009, because the Company reported a net loss and inclusion of any of these nonvested shares would have reduced the net loss per share amounts.
     All 7.7 million shares of common stock applicable to the outstanding convertible debentures were excluded from the computation of diluted weighted average shares for the three- and six- month periods ended June 30, 2009, because the net effect of assuming all the debentures were converted would have been antidilutive. All 7.7 million shares of common stock applicable to the outstanding convertible debentures were included in the computation of diluted weighted average shares for the second quarter of 2008. The shares of common stock applicable to the debentures were excluded from the computation of diluted weighted average shares for the six- month period ended June 30, 2008, because the effect would have been antidilutive.

NOTE 11
REGULATIONS AND COMPLIANCE
     On May 20, 2006, new federal regulations went into effect that as of May 20, 2008, tightened the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners from the prior level of 308 μg/m3 of elemental carbon to the new limit of 160 μg/m3 of total carbon. Compliance with the revised Mine Safety Health Administration (“MSHA”) DPM standards continues to be a challenge within the mining industry. The Company has modified its practices in order to meet the standards, and recent sampling indicates that it is nearly in compliance with the revised standards at the Stillwater Mine and has achieved compliance at the East Boulder Mine.
     The East Boulder Mine obtained a one-year extension applicable to certain areas of the mine which expired on May 21, 2009. An additional extension request was submitted in April 2009 and this extension is currently under review. The Company continues to comply with the conditions outlined in the East Boulder Mine extension as well as continuing its mitigation efforts at the Stillwater Mine. The Company is attempting to meet the standards and continues to consult with the applicable governmental agencies. No assurance can be given that any lack of compliance will not impact the Company. However, in view of the Company’s good-faith efforts to comply and the progress made to date, the Company does not believe that failure to be in strict compliance is likely to have a material adverse effect on the Company.
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
     Financial assets and liabilities measured at fair value on a recurring basis at June 30, 2009, consisted of the following:

(in thousands)	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Mutual funds	$533	$—	$533	$—
Investments	$20,976	$—	$20,976	$—
     The fair value of mutual funds and investments is based on market prices which are readily available. Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive income (loss).

     Financial assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2009, consisted of the following:

(in thousands)	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Convertible debentures	$111,622	$—	$111,622	$—
Exempt facility revenue bonds	$19,244	$—	$—	$19,244
     The fair value of the Company’s $181.5 million 1.875% convertible debentures was $111.6 million at June 30, 2009. The fair value of the Company’s $30 million 8% Series 2000 exempt facility industrial revenue bonds was $19.2 million at June 30, 2009. The Company used implicit interest rates of comparable unsecured obligations to calculate the fair value of the revenue bonds at June 30, 2009. The Company used its current trading data to determine the fair value of the convertible debentures at June 30, 2009.
NOTE 13
RESTRUCTURING COSTS
     In the fourth quarter of 2008, the Company implemented a revised operating plan, which included a reduction of the Company’s previously planned capital expenditures and production levels. In accordance with the plan, the Company terminated certain contracts related to ongoing mine development which included 32 contractor miners and reduced its company-wide workforce by 218 employees. As a result of these terminations, the Company incurred a pre-tax charge of approximately $5.4 million. The restructuring charge was based on the termination provisions of the related contracts. Cash paid for restructuring costs in 2008 was $2.4 million which included termination costs for service contracts and employee terminations. The remaining restructuring costs of $3.0 million as of December 31, 2008, were paid in the first quarter of 2009. No additional restructuring costs were accrued during the first six months of 2009.
ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following commentary provides management’s perspective and analysis regarding the financial and operating performance of Stillwater Mining Company (the “Company”) for the three- and six- month periods ended June 30, 2009. It should be read in conjunction with the financial statements included in this quarterly report, in the Company’s March 31, 2009 Quarterly Report on Form 10-Q and in the Company’s 2008 Annual Report on Form 10-K.
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
     MMC Norilsk Nickel, a Russian mining company, is the majority owner of the Company, with an approximate 53% shareholding interest. Norilsk Nickel acquired this interest in June 2003, purchasing a 50.8% interest from the Company in return for $100 million in cash and 877,169 ounces of palladium metal, and then tendering in the market for additional shares. The Company subsequently sold the palladium received in the Norilsk Nickel transaction ratably over a 24-month period that concluded in the first quarter of 2006.

     In March 2008, Norilsk Nickel purchased $80 million of the Company’s $181.5 million convertible debenture offering in order to maintain its proportionate equity ownership. Under a Shareholders’ Agreement entered into at the time of the acquisition, Norilsk Nickel is currently entitled to nominate five of the Company’s nine directors, subject to a number of requirements and limitations.
Mining Operations
     PGM ore grades in the J-M Reef are some of the best in the world, but because of the uplifted configuration of the reef, they also are costly and complex to mine. The mines compete primarily with PGM ore reserves in the Republic of South Africa, which generally contain a higher proportion of platinum than the J-M Reef and are less steeply dipping, and with nickel mines in the Russian Federation and Canada which produce PGMs as a major by-product and so at a very low marginal cost. Consequently, in periods of low PGM prices, Stillwater Mining Company’s palladium-rich production and complex cost structure may put it at a disadvantage to these competitors.
     Most of the production from the Company’s mines is sold under long-term sales agreements with Ford Motor Company and, until July 2009, General Motors Corporation for use in automotive catalytic converters. The automotive contracts include floor and, in some cases, ceiling prices on palladium and platinum. The remaining contract with Ford is scheduled to expire at the end of 2010. Under the Ford agreement, the Company has committed to deliver fixed percentages of its mined palladium and platinum production through 2010.
     On June 1, 2009, General Motors Corporation, filed for bankruptcy protection. The filing had been widely anticipated, and at the time of the filing, the Company had no receivables outstanding with General Motors. Subsequently, however, General Motors filed a petition with the bankruptcy court seeking to reject its executory PGM supply contract with the Company, effective July 7, 2009. The Company in turn filed an objection with the court to the General Motors petition on July 16, 2009. Following a hearing in bankruptcy court on July 22, 2009, the court approved the General Motors petition, thereby nullifying the Company’s supply agreement with retroactive effect from July 7, 2009.
     Since 2005, the major U.S. bond rating agencies have steadily downgraded the corporate ratings of Ford Motor Company and General Motors Corporation, reflecting the substantial deterioration in their credit status and, more recently, the sharp decline in automotive sales. During 2009, General Motors has undergone a Chapter 11 bankruptcy filing and Ford has continued to struggle with credit issues and weak financial performance. The recent loss of the Company’s GM supply agreement and the upcoming expiration of Ford’s PGM supply contract with the Company at the end of 2010 have highlighted the importance to the Company of the above-market pricing provisions in its automotive contracts during periods of relatively low PGM prices. At market prices for palladium below the contractual minimums, floor prices take effect that support the palladium price at or near that level on most of the mined palladium sales. Considering the palladium price and production levels prevailing at June 30, 2009, if the Company had not realized the net benefit of the floors and ceilings in the automobile contracts, the Company would have expected to realize, in the second quarter of 2009, about $250 per ounce on sales of palladium at market price instead of the average $364 per ounce realized under the contracts.
     The Company’s total exposure to loss of the General Motors agreement is primarily a function of the price of palladium. There are well-established terminal markets for palladium where the Company can readily sell any of its uncommitted palladium production. The Company has utilized these markets for many years in selling the output of its catalyst recycling business. However, the floor price for palladium in the General Motors agreement is currently higher than the market price for the metal, and as a result, the Company has received a premium price for its metal during the first six months of 2009. The Company will lose this premium over market prospectively as a result of General Motors rejecting the Company’s sales agreement. As reported previously in the Company’s July 22, 2009, press release, the financial effect on after-tax earnings of losing the General Motors premium on palladium at market prices prevailing during the second quarter of 2009 would be between $5.0 million and $10.0 million per year.

     At the Company’s current level of PGM production and pricing, the Company will seek to mitigate to the extent possible the financial effect of losing the General Motors contract through reasonable adjustments to its operating structure that are already in progress. Many of these adjustments were implemented in response to the sharp decline in PGM prices during the second half of 2008 and in recognition that the Company’s sales agreements with Ford and General Motors are scheduled in any event to begin expiring at the end of 2010. However, there can be no assurance that PGM prices will not decline further in the future, nor that there may not be continued weakening of the automobile industry that may place demand for the Company’s products in jeopardy. Such changes could have a significant effect on the Company’s future financial performance.
     The Company reported in its 2008 Annual Report on Form 10-K that as a result of a sharp decrease in PGM prices and in light of the impact of the worldwide financial crisis, the Company had restructured its operations during the fourth quarter of 2008 in an effort to conserve cash and reduce anticipated losses. This restructuring resulted in changes to the scope and organization of its mining operations. The restructuring was intended to better position the Company’s operations in such an environment, while preserving much of the Company’s workforce for an eventual turnaround in pricing and the markets, although there can be no assurance as to when or if such a turnaround may emerge.
     For the second quarter of 2009, the Company has reported net income of $4.2 million, or $0.04 per share, compared to a profit of $16.3 million, or $0.18 per share, in the second quarter 2008. Most of the difference is attributable to lower metal prices in 2009 – the combined average realization per mined ounce sold for platinum and palladium was $530 in the second quarter of 2009, compared to $740 (net of hedging losses) in the second quarter of 2008. Mine production of platinum and palladium totaled 137,700 ounces in the 2009 second quarter, as compared to 126,200 ounces in the same period of 2008, reflecting performance improvement at Stillwater Mine offset in part by the scaling back of operations at the East Boulder Mine. In the current pricing environment for PGMs, the Company is managing toward maintaining neutral or slightly positive cash flow. The Company’s total available cash and short-term investments at June 30, 2009, was $175.4 million, down from $181.8 at March 31, 2009, and $180.8 million at the end of 2008. Net working capital (including cash and investments) increased slightly during the quarter to $235.9 million, up from $227.5 million at the end of first quarter 2009, and $230.4 million at year end 2008.
     Following the sharp decrease in PGM prices and restructuring of operations in the fourth quarter of 2008, the Company’s operating objectives for 2009 as previously reported include mine production of 495,000 ounces at a total cash cost of $399 per ounce and capital expenditures of $39.0 million while maintaining a neutral to positive cash flow. The Company performed well against these objectives in the second quarter producing 137,700 ounces at a total cash cost of $331 per ounce with capital spending of $13.0 million. Capital expenditures during the 2009 second quarter included $2.7 million of final spending on the second electric furnace at the Columbus smelter and a $3.4 million prepayment for electric haul trucks at the Stillwater Mine.
     At the East Boulder Mine, the fourth-quarter 2008 restructuring has resulted in a smaller and more focused workforce, and a team-centered approach to mining that operates only in those areas that can be justified economically at current PGM prices. Performance at East Boulder in the second quarter of 2009 generally exceeded expectations, with platinum and palladium production of 34,700 ounces, considerably stronger than planned, and total cash costs per ounce of $371 per ounce, also much better than plan. Capital expenditures at the mine were $1.5 million in the second quarter, compared to the planned $1.0 million, as the mine has accelerated its primary development efforts somewhat in response to its improved operating performance.
     The 2008 fourth quarter restructuring also resulted in a significant number of East Boulder miners being redeployed to the Stillwater Mine, replacing some higher-cost contractors there and more fully staffing the operation. Second quarter 2009 platinum and palladium production at the Stillwater Mine totaled 103,000 ounces, well above plan. Total cash costs were $318 per ounce, better than planned, driven both by reductions in operating costs and by the stronger ounce production. Capital expenditures at Stillwater Mine of $8.8 million in the second quarter exceeded plan and included a $3.4 million prepayment for electric haul trucks originally planned for the 2009 first quarter.

     Despite the Company’s relatively stable second quarter performance from a cash perspective, if the market price of PGMs should fall further or remain below production costs for a sustained period, the Company could sustain significant cash losses and, under certain circumstances, there could be additional curtailments or suspension of some or all mining, processing and development activities. The Company continues to assess the economic impact of PGM prices on operations and on its overall stoping and development options. A continuing low-price environment for PGMs could lead to impairment of the Company’s mining assets and have an adverse impact on the Company’s future cash flows, earnings, results of operations, stated reserves, financial condition, and its ability to repay debt.
PGM Recycling
     Along with its mining operations, the Company also recycles spent catalyst material through its processing facilities in Columbus, Montana, recovering palladium, platinum and rhodium from these materials. Over the past several years, the recycling segment has been a very attractive and profitable ancillary business that utilizes surplus capacity in the Company’s smelting and refining facilities. However, the volumes of recycling material available to the Company declined substantially with the fall in PGM prices during the second half of 2008, and the contribution to earnings of the Company’s recycling activities has declined concurrently. In response to this decline, the Company has reviewed the current state of its recycling activities and, subject to various adjustments in its business model, has concluded to remain an aggressive competitor in the business of recycling PGM catalysts.
     For the second quarter of 2009, the Company recognized net income from its recycling operations of $1.7 million on revenues of $12.5 million, reflecting a combined average realization during the quarter of $643 per sold ounce. Total tons of recycling material fed to the furnace during the 2009 second quarter, including tolled material, averaged 9.7 tons per day. The lower volume was in response to more limited advances to suppliers and to the significant decline in PGM prices which has reduced the incentives in the market to collect recycled material. By way of comparison, for the second quarter of 2008 when PGM prices were much higher, the Company recorded recycling segment net income of $7.8 million on revenues of $108.2 million, at an average realization of $1,813 per sold ounce. Total recycling tons fed to the furnace in last year’s second quarter averaged 20.9 tons per day. Volumes of material available for recycling appear to be gradually recovering during 2009 but remain far below their year-earlier levels.
     In acquiring recycled automotive catalysts, the Company regularly advances funds to its suppliers in order to facilitate procurement efforts. Following the write-off of a portion of these advances at the end of 2008, the Company modified its recycling business model to reduce its risk in advancing funds to suppliers while at the same time continuing to support and grow the recycling segment. Total outstanding procurement advances to recycling suppliers had declined to $2.2 million at June 30, 2009, after the Company determined it was necessary to write off an additional $0.5 million of its outstanding procurement advance balance. In the current business environment, the Company has generally limited new supplier working capital advances to material in process or in transit.
Strategic Considerations
     During the second quarter of 2009, PGM prices continued to improve from their second-half 2008 lows: afternoon postings on the London Metals Exchange for platinum and palladium were $1,186 and $249 per ounce, respectively, at June 30, 2009, up from $1,124 and $215 per ounce, respectively, at March 31, 2009, and up from $898 and $183 per ounce, respectively, at December 31, 2008. The Company’s earnings have improved at these higher price levels, and the Company’s available liquidity has remained fairly stable to this point.
     Despite the current worldwide economic downturn, both automotive and jewelry consumption of palladium reportedly has continued fairly strong in Asia, at least partially in response to strong economic stimulus from the Chinese government. The mining industry’s production of PGMs, particularly at higher-cost operations, remains reduced or shut in, cutting back PGM supply to some degree. The volume of PGMs supplied from recycling likewise remains depressed in the present market. Overall, the modest strengthening in PGM prices during the first half of 2009 appears to have been driven by speculative interest in the metals as an inflation hedge and by weakness in the U.S dollar relative to the euro.
     The Company has assessed the PGM price levels that it requires in order to maintain its operations in a cash neutral position while still providing for adequate reinvestment in the business. For the second quarter of 2009, all-in cash requirements to cover operations, capital spending and corporate overhead, offset by by-product sales proceeds and recycling profits, averaged $470 per ounce. At this cost level, assuming the contractual floor price is received for palladium, to remain cash neutral requires a minimum market price for platinum of approximately $865 per ounce. If the floor prices are ignored altogether, indicative cash breakeven prices would need to be on the order of $250 per ounce for palladium and $1,200 per ounce for platinum – not far above recent actual prices. With the loss of the General Motors contract, and upcoming Ford contract expiration and the corresponding loss of the contractual floor prices on palladium, the Company’s strategic emphasis from an operating perspective is to achieve and sustain all-in cash requirements at or below the per-ounce level achieved in this year’s second quarter.
     The Company’s liquidity position remains essentially stable at this time, with $175.4 million of available cash, cash equivalents and short-term investments at the end of the second quarter. Loss of the General Motors agreement could put some pressure on cash flow, but at current PGM price levels that effect alone is unlikely to be material. The Company does not currently have a revolving credit facility or other backup liquidity arrangement in place. While management has explored securing such a facility, the terms offered are not especially compelling in the present economic climate and management believes the Company’s present cash balance is sufficient to cover most eventualities.
     Although the second quarter results suggest that the Company has made good progress in its effort to bring ongoing cash costs into line with current market conditions, several cost-focused efforts are continuing. Constraints on capital expenditures during 2009 have helped restrict cash spending. However, the current reduced level of capital expenditures may not be fully sustainable longer-term – the Company anticipates a need to increase spending on mine development somewhat in 2010, particularly at the East Boulder Mine. Absent higher PGM prices in the interim, the cash for this increased mine development will have to be generated through cost reductions elsewhere. Consequently, several internal multifunctional teams are involved in reviewing various facets of our operations in an effort to increase the efficiency of our mining and support functions. Key materials costs generally have declined in recent months, and the Company has negotiated more favorable rates for a number of outside services. Continuing efforts will include focus on improving mining productivity and broadened involvement in identifying potential operating efficiencies and opportunities. Despite these efforts, in the current economic environment there can be no assurance that the Company will succeed in its efforts to keep its costs in line with PGM prices, nor that PGM prices will not decline to levels that put additional pressure on the Company’s earnings and cash flows.
     On May 20, 2006, new federal regulations went into effect that as of May 20, 2008 tightened the maximum permissible diesel particulate matter (DPM) exposure limit for underground miners from the prior level of 308 μg/m3 of elemental carbon to the new limit of 160 μg/m3 of total carbon. Compliance with the revised Mine Safety Health Administration (“MSHA”) DPM standards continues to be a challenge within the mining industry. The Company has modified its practices in order to meet the standards, and recent sampling indicates that it is nearly in compliance with the revised standards at the Stillwater Mine and has achieved compliance at the East Boulder Mine.
     The East Boulder Mine obtained a one-year extension applicable to certain areas of the mine which expired on May 21, 2009. An additional extension request was submitted in April 2009 and this extension is currently under review. The Company continues to comply with the conditions outlined in the East Boulder Mine extension as well as continuing its mitigation efforts at the Stillwater Mine. The Company is attempting to meet the standards and continues to consult with the applicable governmental agencies. No assurance can be given that any lack of compliance will not impact the Company. However, in view of its good-faith efforts to comply and progress to date, the Company does not believe that failure to be in strict compliance will have a material adverse effect on the Company.

     Although the external operating environment has shifted dramatically over the past several quarters, the Company has continued to emphasize three major strategic areas of focus. Resources allocated to these strategies have been adjusted in conjunction with the market shifts described above, but directionally the Company has continued this strategic emphasis.
1. Transformation of Mining Processes to Increase Mining Efficiency
     The Company normally measures its mining efficiency in terms of total cash costs per ounce of PGMs extracted. This non-GAAP measure is discussed in more detail in Reconciliation of Non-GAAP Measures to Costs of Revenues beginning on page 39 of this document. Mining efficiency is affected by the total cost of labor and materials incurred in mining and processing ore and by net PGM production. In general, lowering costs or increasing net production per hour worked will benefit mining efficiency. Labor and materials costs are influenced by the mix of mining methods used, by the type and volume of equipment employed in the mines, by the effectiveness of mine planning and by the state of general economic conditions. The Company’s net palladium and platinum production is determined by the number of total ore tons mined, the grade of the extracted ore, and the metallurgical recovery percentages achieved in each stage of processing.
     The Company’s principal operating focus in the current pricing environment is on cost minimization rather than on maximizing mine production. Cost minimization efforts are broad based, and include emphasis on improving productivity, better coordination among mining and support functions, strategic procurement and inventory management processes, and more efficient utilization of resources. Various initiatives have been introduced in support of this objective.
     Among these efforts to improve mining productivity is an ongoing program to better match mining methods to the specific configuration of each mining area. At the East Boulder Mine, which prior to 2006 used highly mechanized sublevel extraction almost exclusively, approximately 76% of the material fed to the concentrator during the second quarter of 2009 was mined using ramp-and-fill and captive cut-and-fill methods. At the Stillwater Mine, which first introduced selective mining methods in the Upper West area of the mine at the beginning of 2007, approximately 91% of the mined tons fed to the mill in the first six months of 2009 were extracted using these same mining methods.
     The Company’s highest operating priority is the safety of its employees. Safety reportable incident rates increased during the second quarter at the Company’s operations. In an effort to reverse this uptick, the Company has introduced several measures to heighten safety awareness during the quarter, including increased emphasis on reporting and evaluating “near misses” – incidents which do not result in reportable injuries but have the potential to do so - frequent crew meetings with a focus on safety, and twice-weekly discussions of safety performance and issues in a management conference call. The Company also conducted its second annual safety audit during the quarter, in which an independent third-party expert visits and critiques the safety practices at each of the Company’s operations.
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
     One key element to the Company’s achieving neutral to positive cash flow under current market conditions has been cutting back the Company’s rate of capital spending. Over the past four years, while PGM prices have been fairly robust, the Company has invested in mine development at a somewhat higher rate than would be necessary just to sustain the existing level of proven reserves. As a result, the Company has been able to advance its developed state. Because of this advance investment, the Company now believes it can scale back its spending for a time without seriously compromising the developed state of the mines. At the Stillwater Mine, the Company’s projected 2009 spending should be sufficient to maintain the 40-month level of development at the targeted production level. At the East Boulder Mine, spending is sufficient to support 2009 production but is not adequate to maintain developed state longer term. However, the stronger than planned performance to date at East Boulder Mine has allowed the mine to allocate additional resources toward mine development.
     Capital spending of $13.0 million in the 2009 second quarter included infrastructure and mine development investment of $4.8 million at the Stillwater Mine and $1.5 million at the East Boulder Mine. Total equipment spending during the quarter totaled $6.7 million, including $2.7 million toward completion of the second electric furnace and $3.4 million as a prepayment for electric haulage at the Stillwater Mine. Through the first six months of 2009, capital spending totaled $25.2 million. As noted already, total capital spending for 2009 is projected at about $39.0 million; spending to date appears to be in line with that guidance. Installation of the second electric furnace at the Columbus smelter, a major construction project that began in 2008, was completed and the furnace was placed into service during the second quarter of 2009.
     For the three- and six- month periods ended June 30, 2009, total primary development at the Company’s two operating mines totaled approximately 4,700 and 8,600 feet, respectively, and definitional drilling for the same three- and six- month periods totaled approximately 85,000 and 168,000 feet, respectively. Primary development footage was ahead of plan in the second quarter of 2009, at the East Boulder Mine and virtually on plan at the Stillwater Mine. Definitional drilling however was ahead of plan at Stillwater Mine but significantly below plan at the East Boulder Mine in the quarter. Increasing the drilling rate at East Boulder Mine to recover some of this shortfall is currently underway.
     It is important to note that historically, the Company’s primary development effort was sized to meet the strategic objective of achieving and then maintaining approximately a 40 month inventory of developed state, based on assumed production at the maximum permitted level at each mine. Given the drastic changes in the metal prices last year, the mines have scaled back their primary development activities, reflecting both the ample existing inventory of developed state and their projected production rates well below permitted capacity for the foreseeable future. This reduced development is consistent with the Company’s refocus on improving operating efficiency rather than solely on growth in ounces produced. At this time, the Stillwater and East Boulder mine development programs are currently at about 80% and 60%, respectively, of the development rates required to sustain long-term production at current levels.
     Mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. The average combined grade realized at the Stillwater Mine was 0.59 and 0.56 ounces per ton during the three- and six- month periods ended June 30, 2009, respectively, including 0.61 and 0.59 ounces per ton from mining proven reserves and 0.17 ounces per ton from other subgrade production processed for the three- and six- month periods ended June 30, 2009, respectively. For the comparable periods in 2008, the average combined realized grade at the Stillwater Mine was 0.50 and 0.51 ounces per ton, respectively. At the East Boulder Mine, the average combined grade realized during the three- and six- month periods ended June 30, 2009, was about 0.39 and 0.38 ounces per ton, respectively, including 0.41 ounces per ton from ore reserves mined and 0.19 ounces per ton from other subgrade production processed. For the comparable periods in 2008, the average combined realized grade at the East Boulder Mine was 0.39 and 0.39 ounces per ton, respectively.
     Ore production at the Stillwater Mine averaged 2,122 and 2,117 tons of ore per day during the second quarter and first six months of 2009, respectively; this compares to an average of 1,853 and 1,791 ore tons per day produced during the same periods of 2008, respectively. The higher production rate reflects the benefit of employee transfers from East Boulder Mine in conjunction with the recent restructuring and the associated opportunity to staff available mining areas more effectively. To a lesser extent, it also includes the early benefit of other mining efficiencies as various team recommendations have been put into effect.
     The rate of ore production at the East Boulder Mine averaged 1,125 and 1,106 tons per day during the second quarter and first six months of 2009, respectively, compared to an average of 1,218 and 1,310 ore tons per day during the same periods of 2008, respectively. Lower planned production in the 2009 second quarter resulted from cutbacks at East Boulder Mine in conjunction with the fourth quarter mine restructuring.

     During the second quarter and first six months of 2009, the Company’s mining operations produced a total of 105,700 and 201,700 ounces of palladium, respectively, and 32,000 and 60,800 ounces of platinum, respectively. For the same periods in 2008, the mines produced 97,000 and 196,600 ounces of palladium, respectively, and 29,200 and 58,600 ounces of platinum, respectively. Given the fourth quarter operational restructuring, the Company’s total staffing at June 30, 2009, was 1,322 employees, 19.8% less than the 1,649 employees a year earlier.
2. Market Development
     The Company has scaled back the level of resources committed toward market development during 2009, but has continued to maintain a presence in the Chinese palladium markets through its contacts in Shanghai, Beijing and Shenzhen. By all indications, the popularity of palladium as a jewelry metal in China continues strong, with over one million ounces reportedly consumed in jewelry during 2008. The Chinese market also absorbs significant volumes of PGMs in its growing automobile production and as an investment metal. Recent reports out of China suggest that automobile production there will grow by about 10% in 2009 over 2008, a slightly lower rate of growth than in the past two years but nevertheless a record pace. Elsewhere, PGM markets have generally suffered as consumers have scaled back automotive purchases and other discretionary spending in the tight economic climate. Investment demand for PGMs, both in China and worldwide, appears to have recovered from its decline in last year’s fourth quarter and has been key to the modest recovery in PGM prices during 2009.
     Looking forward, as finances permit, the Company intends to focus additional resources toward broadening the markets for palladium jewelry and fostering new applications for the metal on all fronts. Recent discussions with industry personnel indicate that researchers have made significant progress over the past couple of years in facilitating the interchangeability of platinum, palladium and rhodium in automotive catalysis applications. In view of palladium’s lower price, market participants expect this to substantially increase the opportunity for palladium use in such applications in the future. Emission regulations worldwide also continue to tighten, both in terms of restricting the level of emissions and broadening their application to cover motorcycles and other smaller engines. Over time, this trend also should increase the demand for PGMs.
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
     During the second quarter of 2009, the second smelter furnace within the Columbus processing facilities became fully operational. The new furnace is intended to accommodate expansion of both mining production and recycling volumes over the next several years, as well as, potentially improving metal recoveries and reducing process risk. The first furnace will be shut down for refurbishing.

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
     The Company also considers various later-stage mineral development projects, as well as potential mergers and acquisitions in an effort to diversify the Company’s financial and operating risk. The current economic downturn may create additional opportunities in this area as other companies seek similar diversification objectives, access to credit markets is restricted and market values are depressed. Such diversification may be critical in the future in view of the cyclical nature of metals prices.
     The Company has set a mine production objective for 2009 of 495,000 PGM ounces, generally in the same range as 2008. Second quarter 2009 mine production of 137,700 ounces was a little ahead of this pace. Total cash costs per ounce (a non-GAAP measure of extraction efficiency) for 2009 are targeted at $399 in the 2009 plan, again in the same range as the $396 per ounce in 2008. For the second quarter of 2009, total cash costs per ounce were $331, significantly lower than target. Capital expenditures will decline sharply to about $39.0 million in 2009, down from about $82.3 million in 2008. Second quarter 2009 capital expenditures of $13.0 million were a little ahead of the targeted pace, but included one-time expenditures of $2.7 million for completing the second smelter furnace and $3.4 million in prepayments for electric haul trucks. At the Stillwater Mine, lower development activity in 2009 should still be sufficient to maintain the current developed state, but the mine will eliminate additional spending to expand the developed state that has been included for the past several years. At East Boulder Mine, development has been pared back further, providing only the additional development needed to support 2009 production. The Company recently has begun supplementing its 2009 development expenditures modestly at East Boulder in view of somewhat higher than planned PGM prices realized to date. Available cash balances declined slightly during the quarter, reflecting higher working capital requirements for recycling and an additional $2.5 million of restricted cash utilized in part to further collateralize final reclamation surety bonds.
     Although these 2009 targets assume a continuation of low PGM prices, management has focused its planning on the assumption that PGM market prices will strengthen longer term. Investment interest in PGMs is causing prices to strengthen somewhat thus far in 2009, but there can be no substantive recovery in PGM pricing until the economy strengthens sufficiently to free up the flow of credit so that automotive markets recover. Automotive and related demand for platinum and palladium comprises about 60% of the market demand for these metals, so recovery of automotive demand is critical to the supply/demand balance for PGMs.
     Once the automotive industry begins showing signs of recovery, PGM pricing should react favorably. Substantial research effort over the past several years has gone into opportunities to substitute palladium in applications that currently use platinum and rhodium. This substitution should benefit palladium, the Company’s principal product. Taken together with increasingly stringent emission control regulations worldwide and continuing growth in vehicle demand in the developing world, along with growing emphasis on recycling, management is reasonably optimistic toward the longer-term future of these businesses. This future is not without risks, however, and should the present economic downturn worsen substantially or extend for several years, the Company’s viability could be severely challenged – particularly after the automotive contracts expire.

RESULTS OF OPERATIONS
Three- month period ended June 30, 2009 compared to the three- month period ended June 30, 2008.
     Revenues Revenues decreased by 59.3% to $94.8 million for the second quarter of 2009, compared to $233.1 million for the second quarter of 2008. The following analysis covers key factors contributing to the increase in revenues:
SALES AND PRICE DATA

	Three months ended
	June 30,
			Increase	Percentage
(in thousands, except for average prices)	2009	2008	(Decrease)	Change
Revenues	$94,787	$233,150	$(138,363)	(59%)

Ounces Sold:
Mine Production:
Palladium (oz.)	106	107	(1)	(1%)
Platinum (oz.)	30	33	(3)	(9%)

Total	136	140	(4)	(3%)

Other PGM Activities: (3)
Palladium (oz.)	13	41	(28)	(68%)
Platinum (oz.)	9	28	(19)	(68%)
Rhodium (oz.)	2	6	(4)	(67%)

Total	24	75	(51)	(68%)

By-products from mining: (4)
Rhodium (oz.)	2	1	1	100%
Gold (oz.)	2	3	(1)	(33%)
Silver (oz.)	1	3	(2)	(67%)
Copper (lb.)	217	213	4	2%
Nickel (lb.)	301	241	60	25%

Average realized price per ounce (1)
Mine Production:
Palladium ($/oz.)	$364	$448	$(84)	(19%)
Platinum ($/oz.)	$1,118	$1,687	$(569)	(34%)
Combined ($/oz.)(2)	$530	$740	$(210)	(28%)

Other PGM Activities: (3)
Palladium ($/oz.)	$277	$444	$(167)	(38%)
Platinum ($/oz.)	$1,050	$1,771	$(721)	(41%)
Rhodium ($/oz.)	$1,284	$8,298	$(7,014)	(85%)

By-products from mining: (4)
Rhodium ($/oz.)	$1,375	$9,599	$(8,224)	(86%)
Gold ($/oz.)	$920	$898	$22	2%
Silver ($/oz.)	$13	$17	$(4)	(24%)
Copper ($/lb.)	$1.92	$3.67	$(1.75)	(48%)
Nickel ($/lb.)	$6.80	$11.76	$(4.96)	(42%)

Average market price per ounce (2)
Palladium ($/oz.)	$234	$444	$(210)	(47%)
Platinum ($/oz.)	$1,172	$2,026	$(854)	(42%)
Combined ($/oz.)(2)	$440	$816	$(376)	(46%)

(1)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average of the daily London Metals Exchange PM Fix for the actual months of the period.

(2)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(3)	Ounces sold and average realized price per ounce from other PGM activities relate to ounces produced from processing of catalyst materials and ounces purchased in the open market for re-sale.

(4)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
     Net revenues from sales of mine production were $78.8 million in the second quarter of 2009, compared to $118.1 million for the same period in 2008, a 33.3% decrease. Reported revenues in the second quarter of 2008 were net of hedging losses on forward sales of platinum totaling $5.8 million. The decrease in mine production revenues reflects lower average realized prices in 2009. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $530 per ounce in the second quarter of 2009, compared to $740 per ounce in the same quarter of 2008. The total quantity of mined metals sold decreased by 3.3% to 135,700 ounces in the second quarter of 2009, compared to 140,300 ounces sold during the same time period in 2008.
     Revenues from PGM recycling fell by 88.4% between the second quarter of 2008 and the second quarter of this year, decreasing to $12.5 million in the second quarter of 2009, from $108.2 million for the same period in 2008. The decrease in PGM recycling revenues is a combination of much lower prices realized for PGM sales thus far in 2009 as compared to 2008, and much lower volumes sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $643 per ounce in the second quarter of 2009, down 64.5% from $1,813 per ounce in the second quarter of last year. Recycled ounces sold decreased 69.1% to 18,300 ounces in the second quarter of this year from 59,300 ounces in the second quarter of 2008.
     The Company also purchases PGMs for re-sale from time to time. During the second quarter of 2009, the Company recognized revenue of about $3.5 million on 2,700 ounces of palladium and 2,700 ounces of platinum purchased in the open market and re-sold. In the second quarter of 2008, revenue totaled $6.9 million on 15,200 ounces of palladium purchased in the open market and resold.
     Costs of metals sold The Company’s total costs of metals sold (before depreciation, amortization, and corporate overhead) decreased to $65.4 million in the second quarter of 2009, from approximately $185.5 million in the second quarter of 2008, a 64.7% decrease. The lower cost in 2009 was driven primarily by significantly lower volumes of recycling material purchased (and the related lower value of the contained metals).
     The costs of metals sold from mine production were $51.1 million for the second quarter of 2009, compared to $76.2 million for the second quarter of 2008, a 33.0% decrease. The lower costs were driven by several factors, including lower fuel and energy prices, improved efficiencies in mining processes, much reduced reliance on contractors, and deferral of some higher-cost mining areas.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the second quarter of 2009 decreased to $331 per ounce, compared to $394 per ounce in the second quarter of 2008. This decrease was due to much lower by-product and recycling credits in the second quarter of 2009, compared to last year’s second quarter.
     The costs of metals sold from PGM recycling activities were $10.9 million in the second quarter of 2009, compared to $102.4 million in the second quarter of 2008, an 89.4% decrease. Lower recycling volumes processed and sold coupled with much lower costs per ton to acquire recycled material contributed to the lower costs of metals sold from PGM recycling activities.
     The costs of metals sold from sales of the 2,700 ounces of palladium and 2,700 ounces of platinum acquired for re-sale was $3.5 million in the second quarter of 2009. In comparison, the cost to acquire 15,200 ounces of palladium in the second quarter of 2008 was $6.9 million.

     Production During the second quarter of 2009, the Company’s mining operations produced 137,700 ounces of PGMs, including 105,700 and 32,000 ounces of palladium and platinum, respectively. This is an improvement over the 126,200 ounces of PGMs produced in the second quarter of 2008, including 97,000 and 29,200 ounces of palladium and platinum, respectively. Production at the Stillwater Mine increased 17.0% to about 103,000 ounces in the second quarter of 2009, from nearly 88,000 ounces in the second quarter of 2008, while production at East Boulder Mine decreased by 8.7% or 34,700 ounces from 38,000 ounces over the same period.
     Marketing, general and administrative Total marketing, general and administrative expenses in the second quarter of 2009 were $6.8 million, compared to $10.4 million during the second quarter of 2008, a 34.6% decrease. During the second quarter of 2009, the Company scaled back its market development efforts for palladium, largely in support of the Palladium Alliance International, spending $0.4 million on marketing compared to $2.4 million in the second quarter of 2008. In the second quarter of 2009, the Company recorded a loss on its trade receivables of $0.3 million and a write off of $0.5 million on advances for inventory purchases.
     Interest income and expense Total interest income for the second quarter of 2009 decreased significantly to $0.4 million from $2.9 million in the corresponding quarter of 2008. Over the past several years, the Company has recognized significant amounts of interest income from its recycling operations. Interest earned on recycling volumes in the second quarter of 2009 contributed only $0.2 million to net income in comparison to $2.0 million in the second quarter of 2008. Interest expense in the second quarter of 2009 and 2008 was approximately $1.7 million.
     Other comprehensive income (loss) In the second quarter of 2009, other comprehensive income (loss) included a total change in the fair value of available-for-sale investment securities and long-term mutual fund investments of $0.1 million. For the same period of 2008, other comprehensive income (loss) included a change in fair value of derivatives of $0.1 million reduced by $5.8 million in hedging loss recognized in current earnings.

Six- month period ended June 30, 2009 compared to the six- month period ended June 30, 2008.
     Revenues Revenues decreased by 56.9% to $180.6 million for the first six months of 2009, compared to $419.5 million for the first six months of 2008. The following analysis covers key factors contributing to the increase in revenues:
SALES AND PRICE DATA

	Six months ended
	June 30,
			Increase	Percentage
(in thousands, except for average prices)	2009	2008	(Decrease)	Change
Revenues	$180,605	$419,514	$(238,909)	(57%)

Ounces Sold:
Mine Production:
Palladium (oz.)	192	209	(17)	(8%)
Platinum (oz.)	58	61	(3)	(5%)

Total	250	270	(20)	(7%)

Other PGM Activities: (3)
Palladium (oz.)	31	79	(48)	(61%)
Platinum (oz.)	17	58	(41)	(71%)
Rhodium (oz.)	4	10	(6)	(60%)

Total	52	147	(95)	(65%)

By-products from mining: (4)
Rhodium (oz.)	3	2	1	50%
Gold (oz.)	4	5	(1)	(20%)
Silver (oz.)	3	5	(2)	(40%)
Copper (lb.)	389	514	(125)	(24%)
Nickel (lb.)	430	522	(92)	(18%)

Average realized price per ounce (1)
Mine Production:
Palladium ($/oz.)	$364	$431	$(67)	(16%)
Platinum ($/oz.)	$1,037	$1,547	$(510)	(33%)
Combined ($/oz.)(2)	$521	$685	$(164)	(24%)

Other PGM Activities: (3)
Palladium ($/oz.)	$276	$426	$(150)	(35%)
Platinum ($/oz.)	$1,049	$1,602	$(553)	(35%)
Rhodium ($/oz.)	$2,886	$7,486	$(4,600)	(61%)

By-products from mining: (4)
Rhodium ($/oz.)	$1,308	$8,919	$(7,611)	(85%)
Gold ($/oz.)	$923	$919	$4	—
Silver ($/oz.)	$13	$17	$(4)	(24%)
Copper ($/lb.)	$1.66	$3.38	$(1.72)	(51%)
Nickel ($/lb.)	$6.32	$12.09	$(5.77)	(48%)

Average market price per ounce (2)
Palladium ($/oz.)	$216	$443	$(227)	(51%)
Platinum ($/oz.)	$1,096	$1,947	$(851)	(44%)
Combined ($/oz.)(2)	$421	$785	$(364)	(46%)

(1)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average of the daily London Metals Exchange PM Fix for the actual months of the period.

(2)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(3)	Ounces sold and average realized price per ounce from other PGM activities relate to ounces produced from processing of catalyst materials and ounces purchased in the open market for re-sale.

(4)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
     Net revenues from sales of mine production were $141.1 million in the first six months of 2009, compared to $212.7 million for the same period in 2008, a 33.7% decrease. Reported revenues were net of hedging losses on forward sales of platinum of $12.8 million. The decrease in mine production revenues reflects lower average realized prices in 2009 and lower sales volumes. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $521per ounce in the first six months of 2009, compared to $685 per ounce in the same period of 2008. The total quantity of mined metals sold decreased by 7.4% to 250,300 ounces in the first half of 2009, compared to 270,200 ounces sold during the same time period in 2008.
     Revenues from PGM recycling fell by 82.5% between the first six months of 2009 and the same period in 2008, decreasing to $34.0 million in the first six months of 2009, from $194.6 million for the same period in 2008. The decrease in PGM recycling revenues is a combination of much lower prices realized for PGM sales thus far in 2009 as compared to 2008, and much lower volumes sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $885 per ounce in the first six months of 2009, down 44.9% from $1,605 per ounce in the first six months of last year. Recycled ounces sold decreased 70% to 36,100 ounces in the first half of this year from 120,200 ounces in the same period of 2008.
     The Company also purchases PGMs for re-sale from time to time. During the first half of 2009, the Company recognized revenue of about $5.5 million on 12,300 ounces of palladium and 2,800 ounces of platinum purchased in the open market and re-sold. In the first half of 2008, revenue from such sales totaled approximately $12.2 million on 27,400 ounces of palladium purchased in the open market and resold.
     Costs of metals sold The Company’s total costs of metals sold (before depreciation, amortization, and corporate overhead) decreased to $137.6 million for the first six months of 2009, from $339.2 million for the same period of 2008, a 59.4% decrease. The lower cost in 2009 was driven primarily by significantly lower volumes of recycling material purchased (and the related lower value of the contained metals).
     The costs of metals sold from mine production were $100.9 million for the first six months of 2009, compared to $142.2 million for the same period of 2008, a 29.0% decrease. Most of the decrease was attributable to the lower volume of ounces sold from mine production in combination with decreased outside contractor expense.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the first six months of 2009 decreased to $366 per ounce, compared to $390 per ounce in the same period of 2008. This decrease was due to much lower by-product and recycling credits in the first six months of 2009, compared to last year’s first six months.
     The costs of metals sold from PGM recycling activities were $31.2 million in the first six months of 2009, compared to $184.8 million in the same period of 2008, an 83.1% decrease. Lower recycling volumes processed and sold coupled with much lower costs per ton to acquire recycled material contributed to the lower costs of metals sold from PGM recycling activities.
     The costs of metals sold from sales of 12,300 ounces of palladium and 2,800 ounces of platinum acquired for re-sale was $5.5 million in the first six months of 2009. In comparison, the cost to acquire 27,400 ounces of palladium in the first six months of 2008 was $12.2 million.
     Production During the first six months of 2009, the Company’s mining operations produced 262,500 ounces of PGMs, including 201,700 and 60,800 ounces of palladium and platinum, respectively. This is more than the 255,200 ounces of PGMs produced in the same period of 2008, including 196,600 and 58,600 ounces of palladium and platinum, respectively. Production at the Stillwater Mine increased 13.0% to about

195,900 ounces in the first six months of 2009, from nearly 173,400 ounces in the same period of 2008, while production at East Boulder Mine decreased by 18.6% or 66,600 ounces from 81,800 ounces over the same period. The overall higher production in the first half 2009, is reflected by the performance improvement at Stillwater Mine offset in part by the scaling back of operations at the East Boulder Mine.
     Marketing, general and administrative Total marketing, general and administrative expenses in the first six months of 2009 were $13.6 million, compared to $18.1 million during the same period of 2008, a 24.9% decrease. During the first six months of 2009, the Company scaled back its market development efforts for palladium, largely in support of the Palladium Alliance International, spending $1.2 million on marketing compared to $3.7 million in the same period of 2008. The Company also recorded an impairment charge of $0.1 million to mark long-term investments in Pacific North West Capital Corp. and Benton Resources Corp. to market in the first six months of 2009. The Company also recorded a loss on its trade receivables of $0.3 million and a write down of $0.5 million on advances for inventory purchases in the first six months of 2009.
     Interest income and expense Total interest income for the first six months of 2009 decreased significantly to $1.1 million from $6.0 million in the first half of 2008. Over the past several years, the Company has recognized significant amounts of interest income from its recycling operations. Interest earned on recycling volumes in the first six months of 2009 contributed only $0.3 million to net income in comparison to $3.6 million in the same period of 2008. Interest expense in the first six months of 2009 was approximately $3.5 million, compared to $6.3 million in the same period of 2008, which included a non-cash write-off of approximately $2.2 million in unamortized financing charges upon retiring the bank credit facility in March 2008.
     Other comprehensive income (loss) In the first six months of 2009, other comprehensive income (loss) included a total change in the fair value of available-for-sale investment securities and long-term mutual fund investments of less than $0.1 million. For the same period of 2008, other comprehensive income (loss) included a change in fair value of derivatives of $6.8 million reduced by $12.8 million in hedging loss recognized in current earnings.
LIQUIDITY AND CAPITAL RESOURCES
     For the second quarter of 2009, net cash provided by operating activities was $6.7 million. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products and by-products, cash costs of production, and the level of PGM production from the mines. Mining productivity rates and ore grades in turn can affect both PGM production and cash costs of production. Net cash flow from operations also includes changes in non-cash working capital, including changes to inventories and advances. The Company increased its restricted cash by $2.5 million in the second quarter of 2009 which was utilized in part to further collateralize final reclamation surety bonds.
     Recycling working capital requirements increased by about $10.4 million during the second quarter, reflecting the gradual recovery in recycling volumes that continued in the quarter. The overall growth in inventories and advances, during the second quarter, more than accounted for the $6.4 million decline in available cash and short-term securities.
     At the PGM price levels prevailing at June 30, 2009, absent separate hedging arrangements, a change in the price of platinum generally would flow through almost dollar-for-dollar to cash flow from operations, subject only to (1) price ceilings on 14% of the mines’ platinum production to be sold under the Company’s long-term sales contracts, and (2) certain costs – severance taxes and royalties on mine production – which adjust upward or downward with market prices. The combined effect of these price constraints, taxes and royalties would be to absorb approximately ten percent of the gross realization on sales of mined platinum at recent price levels. At June 30, 2009 price levels, a change in the market price of palladium would have been subject to floor prices in the automotive contracts averaging $364 per ounce. Above the contractual floor prices for palladium, a change in the market price of palladium would flow through directly to cash flow from operations, subject only to offsets for severance taxes and royalties and a small discount to the market price. As noted previously, at market prices prevailing during the second quarter of 2009, loss of the GM contract would decrease palladium realizations by between $5.0 million and $10.0 million per year.

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
     Changes in the cash costs of production generally flow through dollar-for-dollar into cash flow from operations. Absent the benefit of the floor price in the GM contract, a reduction due to grade in total mine production of 10%, or about 50,000 palladium and platinum ounces per year, would reduce cash flow from operations by an estimated $24.0 million per year at the price and cost levels prevailing at June 30, 2009. Because the Company at these PGM price levels is working to remain cash neutral, such a 10% reduction could require additional operating changes and perhaps a suspension of operations at the East Boulder Mine.
     Net cash used in investing activities was $23.1 million in the second quarter of 2009, comprised of $13.0 million of capital expenditures and a net $10.1 million increase in short-term investments. In the same period of 2008, investing activities consumed $8.1 million, of cash, including $20.8 million of capital expenditures, partially offset by $12.5 million of cash from a net reduction in highly liquid short-term investments and $0.2 million in cash proceeds from the disposal of property, plant and equipment.
     At the end of May 2009, the Company repaid the remaining scheduled balance on its outstanding 1989 Special Industrial Educational Impact Revenue Bonds, thereby retiring the final maturities under those obligations. There was no other financing activity during the second quarter or first six months of 2009.
     At June 30, 2009, the Company’s available cash was $154.4 million, compared to $170.8 million at March 31, 2009, and compared to $161.8 million at the end of 2008. The Company had $211.0 million of debt outstanding, essentially unchanged from March 31, 2009, and December 31, 2008. If highly liquid short-term investments are included, the Company’s balance sheet liquidity increases to $175.4 million at June 30, 2009, down slightly from $181.8 million at March 31, 2009, and from $180.8 million at the end of 2008. The Company expects to pay approximately $2.9 million of interest during the remainder of 2009 related to its outstanding debt obligations. The Company does not currently have any backup lines of credit in place. While the lack of such credit lines may create vulnerability for the Company, management believes that under present circumstances the Company’s liquidity is adequate to support its existing business operations.
CONTRACTUAL OBLIGATIONS
     The Company is obligated to make future payments under various contracts such as its debt agreements. The following table represents significant contractual cash obligations and other commercial commitments and the related interest payments as of June 30, 2009:

(in thousands)	2009 (1)	2010	2011	2012	2013	Thereafter	Total
Convertible debentures	$—	$—	$—	$—	$181,500	$—	$181,500
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	152	303	303	297	264	233	1,552
Asset retirement obligations	—	—	—	—	—	96,713	96,713
Payments of interest (2)	2,902	5,803	5,803	5,803	4,102	15,600	40,013
Other noncurrent liabilities	—	9,780	—	—	—	—	9,780

Total	$3,054	$15,886	$6,106	$6,100	$185,866	$142,546	$359,558

(1)	Amounts represent cash obligations for July–December 2009.

(2)	Interest payments on the convertible debentures noted in the above table are calculated up to March 15, 2013, the date the holders of the debentures can exercise their put option.

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
CRITICAL ACCOUNTING POLICIES
     The Company’s critical accounting policies are discussed in detail in the Company’s 2008 Annual Report on Form 10-K. The Company made no changes to its critical accounting policies in the first half of 2009.

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
OPERATING AND COST DATA FOR MINE PRODUCTION

Consolidated:
Ounces produced (000)
Palladium	106	97	202	197
Platinum	32	29	61	58

Total	138	126	263	255

Tons milled (000)	270	257	533	523
Mill head grade (ounce per ton)	0.55	0.51	0.53	0.51

Sub-grade tons milled (000) (1)	25	46	46	84
Sub-grade tons mill head grade (ounce per ton)	0.18	0.17	0.18	0.16

Total tons milled (000) (1)	295	303	579	607
Combined mill head grade (ounce per ton)	0.52	0.46	0.50	0.47
Total mill recovery (%)	91	91	91	91

Total operating costs per ounce (Non-GAAP) (2)	$279	$300	$315	$307
Total cash costs per ounce (Non-GAAP) (2)	$331	$394	$366	$390
Total production costs per ounce (Non-GAAP) (2)	$457	$557	$497	$549

Total operating costs per ton milled (Non-GAAP) (2)	$130	$125	$143	$129
Total cash costs per ton milled (Non-GAAP) (2)	$155	$164	$166	$164
Total production costs per ton milled (Non-GAAP) (2)	$214	$232	$225	$231

Stillwater Mine:
Ounces produced (000)
Palladium	79	68	150	134
Platinum	24	20	46	40

Total	103	88	196	174

Tons milled (000)	181	168	361	326
Mill head grade (ounce per ton)	0.61	0.55	0.59	0.56

Sub-grade tons milled (000) (1)	12	25	22	45
Sub-grade tons mill head grade (ounce per ton)	0.17	0.16	0.17	0.15

Total tons milled (000) (1)	193	193	383	371
Combined mill head grade (ounce per ton)	0.59	0.50	0.56	0.51
Total mill recovery (%)	91	91	92	92

Total operating costs per ounce (Non-GAAP) (2)	$270	$267	$305	$281
Total cash costs per ounce (Non-GAAP) (2)	$318	$357	$351	$361
Total production costs per ounce (Non-GAAP) (2)	$433	$492	$470	$494

Total operating costs per ton milled (Non-GAAP) (2)	$144	$122	$156	$132
Total cash costs per ton milled (Non-GAAP) (2)	$169	$163	$179	$169
Total production costs per ton milled (Non-GAAP) (2)	$231	$224	$240	$231

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
OPERATING AND COST DATA FOR MINE PRODUCTION (Continued)
East Boulder Mine:
Ounces produced (000)
Palladium	27	29	52	63
Platinum	8	9	15	18

Total	35	38	67	81

Tons milled (000)	89	89	173	197
Mill head grade (ounce per ton)	0.41	0.44	0.41	0.43

Sub-grade tons milled (000) (1)	12	21	23	40
Sub-grade tons mill head grade (ounce per ton)	0.19	0.19	0.19	0.18

Total tons milled (000) (1)	102	110	196	237
Combined mill head grade (ounce per ton)	0.39	0.39	0.38	0.39
Total mill recovery (%)	89	90	89	90

Total operating costs per ounce (Non-GAAP) (2)	$306	$377	$347	$361
Total cash costs per ounce (Non-GAAP) (2)	$371	$482	$411	$450
Total production costs per ounce (Non-GAAP) (2)	$530	$709	$577	$666

Total operating costs per ton milled (Non-GAAP) (2)	$104	$131	$118	$125
Total cash costs per ton milled (Non-GAAP) (2)	$127	$167	$140	$155
Total production costs per ton milled (Non-GAAP) (2)	$181	$246	$196	$230

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, where noted)	2009	2008	2009	2008
SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium (oz.)	106	107	192	209
Platinum (oz.)	30	33	58	61

Total	136	140	250	270

Other PGM activities: (5)
Palladium (oz.)	13	41	31	79
Platinum (oz.)	9	28	17	58
Rhodium (oz.)	2	6	4	10

Total	24	75	52	147

By-products from mining: (6)
Rhodium (oz.)	2	1	3	2
Gold (oz.)	2	3	4	5
Silver (oz.)	1	3	3	5
Copper (lb.)	217	213	389	514
Nickel (lb.)	301	241	430	522

Average realized price per ounce (3)
Mine production:
Palladium ($/oz.)	$364	$448	$364	$431
Platinum ($/oz.)	$1,118	$1,687	$1,037	$1,547
Combined ($/oz)(4)	$530	$740	$521	$685

Other PGM activities: (5)
Palladium ($/oz.)	$277	$444	$276	$426
Platinum ($/oz.)	$1,050	$1,771	$1,049	$1,602
Rhodium ($/oz)	$1,284	$8,298	$2,886	$7,486

By-products from mining: (6)
Rhodium ($/oz.)	$1,375	$9,599	$1,308	$8,919
Gold ($/oz.)	$920	$898	$923	$919
Silver ($/oz.)	$13	$17	$13	$17
Copper ($/lb.)	$1.92	$3.67	$1.66	$3.38
Nickel ($/lb.)	$6.80	$11.76	$6.32	$12.09

Average market price per ounce (4)
Palladium ($/oz.)	$234	$444	$216	$443
Platinum ($/oz.)	$1,172	$2,026	$1,096	$1,947
Combined ($/oz)(4)	$440	$816	$421	$785

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment write-down’s, gain or loss on disposal of property, plant and equipment, restructuring costs and interest income and expense are not included in total operating costs, total cash costs or total production costs. Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Costs of Revenues” and the accompanying discussion for additional detail.

(3)	The Company’s average realized price represents revenues, which include the effect of contract floor, and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average London PM Fix for the actual months of the period.

(4)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(5)	Ounces sold and average realized price per ounce from other PGM activities relate to ounces produced from processing of catalyst materials and ounces purchased in the open market for re-sale.

(6)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
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
Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$38,409	$37,909	$82,748	$78,382
Royalties, taxes and other	7,149	11,861	13,303	21,059

Total cash costs (Non-GAAP)	$45,558	$49,770	$96,051	$99,441
Asset retirement costs	150	219	297	433
Depreciation and amortization	17,043	21,747	34,163	42,394
Depreciation and amortization (in inventory)	185	(1,392)	(56)	(2,118)

Total production costs (Non-GAAP)	$62,936	$70,344	$130,455	$140,150
Change in product inventories	(36)	12,387	(3,654)	15,662
Costs of recycling activities	10,874	102,352	31,179	184,838
Recycling activities — depreciation	44	48	89	96
Add: Profit from recycling activities	1,723	7,813	2,979	13,321

Total consolidated costs of revenues (2)	$75,541	$192,944	$161,048	$354,067

Stillwater Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$27,813	$23,571	$59,637	$48,821
Royalties, taxes and other	4,896	7,861	9,044	13,829

Total cash costs (Non-GAAP)	$32,709	$31,432	$68,681	$62,650
Asset retirement costs	126	160	249	316
Depreciation and amortization	11,499	12,404	22,781	23,799
Depreciation and amortization (in inventory)	215	(667)	319	(1,134)

Total production costs (Non-GAAP)	$44,549	$43,329	$92,030	$85,631
Change in product inventories	(2,354)	3,162	(5,367)	4,200
Add: Profit from recycling activities	1,288	6,094	2,230	10,390

Total costs of revenues	$43,483	$52,585	$88,893	$100,221

East Boulder Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$10,596	$14,338	$23,111	$29,561
Royalties, taxes and other	2,253	4,000	4,259	7,230

Total cash costs (Non-GAAP)	$12,849	$18,338	$27,370	$36,791
Asset retirement costs	24	59	48	117
Depreciation and amortization	5,544	9,343	11,382	18,595
Depreciation and amortization (in inventory)	(30)	(725)	(375)	(984)

Total production costs (Non-GAAP)	$18,387	$27,015	$38,425	$54,519
Change in product inventories	(1,153)	1,482	(3,785)	(1,987)
Add: Profit from recycling activities	435	1,719	749	2,931

Total costs of revenues	$17,669	$30,216	$35,389	$55,463

Other PGM activities: (1)
Reconciliation to costs of revenues:
Change in product inventories	$3,471	$7,743	$5,498	$13,449
Recycling activities — depreciation	44	48	89	96
Costs of recycling activities	10,874	102,352	31,179	184,838

Total costs of revenues	$14,389	$110,143	$36,766	$198,383

(1)	Other PGM activities include recycling and other.

(2)	Revenue from the sale of mined by-products is credited against gross production costs for Non-GAAP presentation. Revenue from the sale of mined by-products is now being reported on the Company’s financial statements as mined revenue and is included in consolidated costs of revenues. Total costs of revenues in the above table have been reduced by approximately $7.0 million and $14.3 million for the second quarter of 2009 and 2008, respectively, and $10.8 million and $27.6 million for the six- month periods ended June 30, 2009 and 2008, respectively.

Note:	Costs and profits from recycling activities have been revised to include additional recycling rhodium costs of $0.9 and $1.3 million for the three- and six- month periods ended June 30, 2008. See Note 3 “Correction of Immaterial Error” to the Company’s 2008 Annual Report on Form 10-K for additional information.
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
     The Company has long-term sales contracts with Ford Motor Company, and until July 22, 2009, General Motors Corporation. The contracts together cover significant portions of the Company’s mined PGM production through December 2012 and stipulate floor and ceiling prices for some of the covered production. The Company from time to time also purchases platinum and rhodium in the open market for re-sale under various supply arrangements. See Note 3, “Derivative Instruments” to the Company’s unaudited financial statements as of June 30, 2009, for additional detail on these outstanding derivative commitments.
     On June 1, 2009, General Motors Corporation, filed for Chapter 11 bankruptcy protection. The filing had been widely anticipated, and at the time of the filing, the Company had no receivables outstanding with General Motors. Subsequently, however, General Motors filed a petition with the bankruptcy court seeking to reject its executory contract with the Company, effective July 7, 2009. The Company in turn filed an objection with the court to the General Motors petition on July 16, 2009. Following a hearing in bankruptcy court on July 22, 2009, the court approved the General Motors petition, thereby nullifying the Company’s supply agreement with retroactive effect from July 7, 2009.
     Since 2005, the major U.S. bond rating agencies have steadily downgraded the corporate ratings of Ford Motor Company and General Motors Corporation, reflecting the substantial deterioration in their credit status and, more recently, the sharp decline in automotive sales. During 2009, General Motors has undergone a Chapter 11 bankruptcy filing and Ford has continued to struggle with credit issues and weak financial performance. The recent loss of the Company’s GM supply agreement and the upcoming expiration of Ford’s PGM supply contract with the Company at the end of 2010 have highlighted the importance to the Company of the above-market pricing provisions in its automotive contracts during periods of relatively low PGM prices. At market prices for palladium below the contractual minimums, floor prices take affect that support the palladium price at or near that level on most of the mined palladium sales. Considering the palladium price and production levels prevailing at June 30, 2009, if the Company had not realized the net benefit of the floors and ceilings in the automobile contracts, the Company would have expected to realize, in the second quarter of 2009, about $250 per ounce on sales of palladium at market price instead of the average $364 per ounce under the contracts.

     The Company’s total exposure to loss of the General Motors agreement is primarily a function of the price of palladium. There are well-established terminal markets for palladium where the Company can readily sell any of its uncommitted palladium production – the Company has utilized these markets for many years in selling the output of its catalyst recycling business. However, the floor price for palladium in the General Motors agreement is currently higher than the market price for the metal, and as a result the Company has received a premium price for its metal during the first six months of 2009. The Company will lose this premium over market prospectively as a result of General Motors rejecting the Company’s sales agreement. As reported previously, the financial effect on after-tax earnings of losing the General Motors premium on palladium, at market prices prevailing during the second quarter of 2009, would be between $5.0 million and $10.0 million per year.
     The Company reviews and evaluates its long-lived assets for impairment in accordance with the methodology prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. The Company identified the subsequent loss of the General Motors PGM supply contract as an event that could potentially impair the carrying value of the Company’s assets at June 30, 2009. The Company conducted an impairment test to determine if impairment existed as of June 30, 2009 and the Company concluded that there was no asset impairment and that the related carrying amounts of its assets were recoverable at June 30, 2009.
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
     Under financially settled forwards, at each settlement date, the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. The Company’s financially settled forwards are settled at maturity. As of June 30, 2009 and 2008, the Company was not party to any financially settled forward agreements.
     The Company also enters into fixed forward sales relating to processing of spent PGM catalysts. These transactions require physical delivery of metal and cannot settle net. Consequently, the Company accounts for these forward sales commitments related to purchases of recycled material under the “normal purchase and sale” exception in SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Sales of metals from PGM recycling are sold forward on the pricing date and subsequently are physically delivered against the forward sales commitments when the ounces are recovered. These forward sales commitments typically have terms of three months or less; all of the transactions open at June 30, 2009, will settle at various periods through October 2009.
     The Company also enters into financially settled forward sales agreements related to its recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses are recognized in net income in each period. See Note 3, “Derivative Instruments” to the Company’s Second Quarter 2009 unaudited financial statements for further information.

Interest Rate Risk
     As of June 30, 2009, all of the Company’s outstanding debt was subject to fixed rates of interest. Interest income on payments to the Company’s recycling suppliers is generally linked to short-term inter-bank rates.
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
(b) Internal Control Over Financial Reporting.
     In reviewing internal control over financial reporting as of June 30, 2009, management determined that during the second quarter of 2009 there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
     The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits, including employee injury claims. In the opinion of management, the ultimate disposition of these types of matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.
     On June 1, 2009, General Motors Corporation, filed for bankruptcy protection. The filing had been widely anticipated, and at the time of the filing, the Company had no receivables outstanding with General Motors. Subsequently, however, General Motors filed a petition with the bankruptcy court seeking to reject its executory contract with the Company, effective July 7, 2009. The Company in turn filed an objection with the court to the General Motors petition on July 16, 2009. Following a hearing in bankruptcy court on July 22, 2009, the court approved the General Motors petition, thereby nullifying the Company’s supply agreement with retroactive effect from July 7, 2009. The Company is currently considering whether to file an appeal in this matter. Further, the Company is preparing a proof of claim (damages) which will be submitted in the near future.

ITEM 1A
RISK FACTORS
     The Company filed its Annual Report on Form 10-K for the year ended December 31, 2008, with the Securities and Exchange Commission on March 16, 2009, which sets forth its risk factors in Item 1A therein. The Company identified as one of the risk factors, its dependency upon a few customers and that its sales and operations could suffer if it loses any of them. General Motors was a significant customer for the Company and cancellation of the General Motors PGM supply agreement with the Company could have a substantial effect on the Company’s sales and overall operations.
ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3
DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5
OTHER INFORMATION
None
ITEM 6
EXHIBITS
See attached exhibit index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY (Registrant)
Date: August 7, 2009	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2009	By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS

Number	Description
10.1	Second Amendment Agreement to Palladium and Rhodium Sales Agreement between Stillwater Mining
Company and General Motors Corporation, dated March 5, 2009 (portions of the agreement have been omitted pursuant to a confidential treatment request), (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated, August 7, 2009

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated, August 7, 2009

32.1	Section 1350 Certification, dated, August 7, 2009

32.2	Section 1350 Certification, dated, August 7, 2009