Form 10-Q
period 2009-09-30
STILLWATER MINING CO /DE/
filed 2009-11-06
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
At November 3, 2009 the Company had outstanding 96,582,466 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
Stillwater Mining Company
Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Mine production	$85,552	$78,040	$226,691	$290,707
PGM recycling	26,207	169,801	60,166	364,432
Other	245	6,342	5,752	18,557

Total revenues	112,004	254,183	292,609	673,696
Costs and expenses
Costs of metals sold
Mine production	55,816	65,544	156,754	207,734
PGM recycling	24,482	151,967	55,661	336,805
Other	243	6,284	5,741	18,469

Total costs of metals sold	80,541	223,795	218,156	563,008
Depreciation and amortization
Mine production	18,504	18,952	52,667	61,346
PGM recycling	45	48	134	144

Total depreciation and amortization	18,549	19,000	52,801	61,490

Total costs of revenues	99,090	242,795	270,957	624,498
Marketing	367	1,209	1,602	4,944
General and administrative	6,404	8,625	18,651	22,951
Impairment of long-term investments	—	3,029	119	3,029
(Gain)/loss on disposal of property, plant and equipment	402	(22)	602	130

Total costs and expenses	106,263	255,636	291,931	655,552
Operating income (loss)	5,741	(1,453)	678	18,144
Other income (expense)
Other	27	—	76	145
Interest income	386	2,895	1,471	8,906
Interest expense	(1,724)	(1,735)	(5,182)	(7,993)

Income (loss) before income tax provision	4,430	(293)	(2,957)	19,202
Income tax benefit (provision)	—	374	—	—

Net income (loss)	$4,430	$81	$(2,957)	$19,202

Other comprehensive income (loss)	92	(72)	139	5,920

Comprehensive income (loss)	$4,522	$9	$(2,818)	$25,122

Weighted average common shares outstanding
Basic	94,579	93,134	94,257	92,872
Diluted	95,401	93,149	94,257	93,183
Basic earnings (loss) per share

Net income (loss)	$0.05	$0.00	$(0.03)	$0.21

Diluted earnings (loss) per share

Net income (loss)	$0.05	$0.00	$(0.03)	$0.21

See accompanying notes to financial statements

Stillwater Mining Company
Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$181,126	$161,795
Investments, at fair market value	18,997	18,994
Inventories	76,458	73,413
Trade receivables	2,157	2,369
Deferred income taxes	18,142	17,443
Other current assets	9,348	11,542

Total current assets	$306,228	$285,556

Property, plant and equipment (net of $275,140 and $232,112 accumulated depreciation and amortization)	371,934	393,412
Restricted cash	35,945	35,595
Other noncurrent assets	9,720	9,701

Total assets	$723,827	$724,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,785	$14,662
Accrued payroll and benefits	25,199	24,111
Property, production and franchise taxes payable	10,148	10,749
Current portion of long-term debt	—	97
Other current liabilities	3,056	5,489

Total current liabilities	48,188	55,108
Long-term debt	210,970	210,947
Deferred income taxes	18,142	17,443
Accrued workers compensation	4,737	6,761
Asset retirement obligation	7,478	7,028
Other noncurrent liabilities	6,119	4,448

Total liabilities	$295,634	$301,735

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 94,657,920 and 93,665,855 shares issued and outstanding	947	937
Paid-in capital	649,129	640,657
Accumulated deficit	(221,862)	(218,905)
Accumulated other comprehensive loss	(21)	(160)

Total stockholders’ equity	428,193	422,529

Total liabilities and stockholders’ equity	$723,827	$724,264

See accompanying notes to financial statements

Stillwater Mining Company
Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Cash flows from operating activities
Net income (loss)	$4,430	$81	$(2,957)	$19,202
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,549	19,000	52,801	61,490
Lower of cost or market inventory adjustment	982	3,370	10,879	3,370
Impairment of long-term investments	—	3,029	119	3,029
(Gain)/loss on disposal of property, plant and equipment	402	(22)	602	130
Asset retirement obligation	153	224	450	657
Stock issued under employee benefit plans	1,265	1,399	3,534	4,340
Amortization of debt issuance costs	264	264	793	2,950
Share based compensation	1,902	1,388	4,945	3,771
Changes in operating assets and liabilities:
Inventories	3,649	16,394	(13,902)	(48,560)
Trade receivables	162	7,517	212	4,264
Employee compensation and benefits	35	610	1,094	3,699
Accounts payable	(4,791)	(7,088)	(4,877)	(1,066)
Property, production and franchise taxes payable	1,420	(330)	1,070	1,246
Workers compensation	(1,101)	(809)	(2,024)	(1,625)
Restricted cash	2,100	—	(350)	—
Other	2,248	2,875	(708)	(13,365)

Net cash provided by operating activities	31,669	47,902	51,681	43,532

Cash flows from investing activities
Capital expenditures	(7,094)	(21,681)	(32,282)	(63,284)
Purchases of long-term investments	—	(601)	—	(948)
Proceeds from disposal of property, plant and equipment	149	100	195	315
Purchases of investments	—	(22,743)	(20,947)	(34,135)
Proceeds from maturities of investments	1,995	1,987	20,781	38,508

Net cash used in investing activities	(4,950)	(42,938)	(32,253)	(59,544)

Cash flows from financing activities
Payments on debt	—	—	(97)	(98,422)
Payments for debt issuance costs	—	(26)	—	(5,098)
Proceeds from issuance of convertible debentures	—	—	—	181,500
Restricted cash	—	525	—	(20,170)
Issuance of common stock	—	—	—	2,990

Net cash (used in) provided by financing activities	—	499	(97)	60,800

Cash and cash equivalents
Net increase	26,719	5,463	19,331	44,788
Balance at beginning of period	154,407	100,761	161,795	61,436

Balance at end of period	$181,126	$106,224	$181,126	$106,224

See accompanying notes to financial statements

Stillwater Mining Company
Notes to Financial Statements
(Unaudited)
NOTE 1
GENERAL
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of September 30, 2009, and the results of its operations and its cash flows for the three- and nine- month periods ended September 30, 2009 and 2008. The results of operations for the three- and nine- month periods ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements in this quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2009 and June 30, 2009 Quarterly Reports on Form 10-Q and in the Company’s 2008 Annual Report on Form 10-K.
     The preparation of the Company’s financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management’s estimates relate to mineral reserves, reclamation and environmental obligations, valuation allowance for deferred tax assets, useful lives utilized for depreciation, amortization and accretion calculations, future cash flows from long-lived assets, and fair value of derivatives and other financial instruments. Actual results could differ from these estimates.
     The Company evaluates subsequent events through the date the financial statements are issued, which for the quarterly period ended September 30, 2009, is November 6, 2009. Subsequent to the end of the 2009 third quarter, the Company concluded a transaction with an unaffiliated third-party bondholder for the exchange of approximately 1.8 million newly issued common shares for $15 million principal amount of its outstanding 1.875% convertible debentures maturing in 2028. The repurchased debentures have been retired. The Company accounted for the transaction as an “induced conversion,” which will result in a fourth quarter loss of approximately $8.1 million. An induced conversion is a transaction in which the conversion privileges in a convertible debt instrument are changed or additional consideration is paid to debt holders for the purpose of inducing prompt conversion of the debt to equity securities.
NOTE 2
SALES
Mine Production
     Palladium, platinum, rhodium, gold and silver are sent to third party refineries for final processing from where they are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity (rhodium of 99.9%) in sponge form are transferred upon sale from the Company’s account at the third party refineries to the account of the purchaser. By-product precious metals are normally sold at market prices to customers, brokers or outside refiners. By-products of copper and nickel are produced by the Company at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are included in revenues from mine production.
     The Company has a long-term sales contract with Ford Motor Company (“Ford”) and until July 22, 2009, it also had a long-term sales contract with General Motors Corporation (“GM”), covering production from the mines, that contain guaranteed floor and, in some cases, ceiling prices for metal delivered. Metal sales under these contracts, when not affected by the guaranteed floor or ceiling prices, are priced at a slight compensatory discount to market. The Ford agreement currently is scheduled to expire at the end of 2010. After 2010, none of the Company’s mine production currently is committed contractually for sale. The GM agreement, which was scheduled to expire on December 31, 2012, was terminated July 22, 2009, in a bankruptcy court filing made by GM on July 7, 2009.

     Although many of the commercial terms of the remaining contract with Ford are confidential, the Ford agreement specifies that the Company will provide quantities of platinum and palladium to Ford each month that are based on fixed percentages of the Company’s mine production. Most of the Company’s mine production is committed under the Ford contract through to the end of 2010. The contract contains termination provisions that allow the purchaser to terminate in the event the Company breaches certain provisions of the contract and the Company does not cure the breach within specified periods ranging from 10 to 30 days of notice.
     The Ford contract is not required to be accounted for as a derivative, because it qualifies for the normal sales exception since sales do not settle net and will result in physical delivery. The floors and ceilings embedded within the long-term sales contract are treated as part of the host contract, not as a separate derivative instrument and are therefore also not required to be accounted for as derivatives.
PGM Recycling
     The Company purchases spent catalyst materials from third parties and processes these materials in its facilities in Columbus, Montana to recover palladium, platinum and rhodium to sell to various third parties. Although during 2009 the Company has expanded its supplier base for recycling materials, the Company’s recycling segment remains highly dependent on the performance of one supplier. The Company has various spot purchase and tolling arrangements with other suppliers of spent catalytic materials, but the volumes from these agreements are less significant.
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
     In some cases, the Company holds a security interest in the materials procured by suppliers but not yet received by the Company. However, until the suppliers have actually procured the promised material, a portion of the amount advanced remains unsecured and therefore at risk.
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
Other activities
     The Company makes open market purchases of PGMs from time to time for re-sale to third parties. The Company recognized revenue of $0.2 million and $6.3 million on 400 ounces and 15,400 ounces of PGMs that were purchased in the open market and re-sold for the three- month periods ended September 30, 2009 and 2008, respectively. For the nine- month periods ended September 30, 2009 and 2008, 15,500 ounces and 42,800 ounces of PGMs were purchased in the open market and re-sold for $5.8 million and $18.6 million, respectively.

Total Sales
     Total sales to significant customers as a percentage of total revenues for the three- and nine- month periods ended September 30, 2009 and 2008, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Customer A	50%	22%	53%	30%
Customer B	23%	28%	21%	23%
Customer C **	*	10%	*	12%
Customer D	12%	19%	*	13%

	85%	79%	74%	78%

*	Represents less than 10% of total revenues

**	Represents total sales to General Motors Corporation
Each significant customer’s percentage in the prior period comparison column has been adjusted to reflect the effect of by-product revenues reported as a component of mine revenue
NOTE 3
DERIVATIVE INSTRUMENTS
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
Commodity Derivatives
     The Company enters into fixed forward contracts and financially settled forward contracts to offset the price risk in its PGM recycling activity. From time to time, it also enters into these types of contracts on portions of its mine production. In fixed forward transactions, the Company agrees to deliver a stated quantity of metal on a specific future date at a price stipulated in advance. The Company uses fixed forward contracts primarily to price in advance the metals acquired for processing in its recycling segment. Under financially settled forward transactions, at each settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price and the Company pays the difference between the forward price and the market price if the market price is above the forward price. These financially settled forward contracts are settled in cash at maturity and do not require physical delivery of metal at settlement. The Company normally uses financially settled forward contracts with third parties to reduce its exposure to price risk on metal it is obligated to deliver under its long-term sales agreements.
Mine Production
     In the second quarter of 2008, the Company settled the remaining financially settled forward agreements covering future anticipated platinum sales out of mine production. At present the Company is no longer party to hedges on its mined platinum production. Realized losses on hedges of mined platinum in the nine- month period ended September 30, 2008, were $12.8 million and were recorded as an adjustment to mine production revenue.
PGM Recycling
     The Company enters into fixed forward contracts relating to PGM recycling of catalyst materials. The Company accounts for these fixed forward contracts as normal sales and not as derivatives. The metals from PGM recycled materials are sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. All of the fixed forward sales contracts open at September 30, 2009, will settle at various periods through February 2010. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. As of September 30, 2009, no such margin deposits were outstanding or due.

     From time to time, the Company also enters into certain financially settled forward contracts on recycled materials for which it has not entered into a fixed forward contract. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal that is already committed for delivery at a market-based price on a specific future date. No financially settled forward contracts were entered into during the third quarter or the first nine months of 2009 or were outstanding as of September 30, 2009.
     The following is a summary of the Company’s commodity derivatives as of September 30, 2009:
PGM Recycling:
Fixed Forwards

	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price
Fourth Quarter 2009	10,215	$1,236	11,218	$277	2,168	$1,504
First Quarter 2010	242	$1,297	242	$289	726	$1,624
The Following is the Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income (Loss)
for the Three- and Nine- month periods Ended September 30, 2009 and 2008:
Derivatives Designated as Cash Flow Hedges
Effective Portion
(in thousands)

	Amount of Gain or (Loss)					Amount of Gain or (Loss)
	Recognized in AOCI					Reclassified from AOCI into Income
	Three months ended		Nine months ended			Three months ended		Nine months ended
Designated	September 30,		September 30,		Location of Gain/(Loss)	September 30,		September 30,
Derivative	2009	2008	2009	2008	When Reclassified	2009	2008	2009	2008
Financially settled forward contracts	$—	$—	$—	$(6,261)	Mine production revenue	$—	$—	$—	$(12,794)
     Ineffective portion on derivatives was not significant at September 30, 2009 or 2008.
The Following is the Effect of Derivative Instruments on the Statements of Operations and Comprehensive
Income (Loss) for the Three- and Nine- month periods Ended September 30, 2009 and 2008:
(in thousands)

		Amount of Gain or (Loss) Recognized in Income
Derivatives Not		Three months ended		Nine months ended
Designated as Cash	Location of Gain/(Loss)	September 30,		September 30,
Flow Hedges	Recognized in Income	2009	2008	2009	2008
Fixed forward contracts	Other revenue	$—	$—	$5	$—
Fixed forward contracts	Other revenue	$—	$—	$(2)	$—
Financially settled forward contracts	PGM recycling revenue	$—	$—	$—	$150
Fixed forward contracts	PGM recycling revenue	$—	$—	$243	$—
Fixed forward contracts	PGM recycling revenue	$—	$—	$(47)	$—

NOTE 4
SHARE-BASED PAYMENTS
Stock Plans
     The Company sponsors stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. The Company has options outstanding under three separate plans: the 1994 Incentive Plan, the General Plan and the 2004 Equity Incentive Plan. During 2004, the 1994 Incentive Plan was terminated and in early 2008, the General Plan was terminated. While no additional options may be issued under these two plans, options issued under the 1994 Incentive Plan and the General Plan remain outstanding. Authorized shares of common stock have been reserved for options that were issued prior to the expiration of the 1994 Incentive Plan and the General Plan. At inception, approximately 7,801,000 shares of common stock were authorized for issuance under the Plans, including approximately 5,250,000, 1,400,000 and 1,151,000 shares authorized for the 2004 Equity Incentive Plan, the General Plan and the 1994 Incentive Plan, respectively. Options for approximately 2,258,000 shares were available and reserved for grant under the 2004 Equity Incentive Plan as of September 30, 2009.
     The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise price, exercise period, vesting period and all other terms of instruments issued under the Plans. Directors’ options vest over a six month period after date of grant. Officers’ and employees’ options vest ratably over a three year period after date of grant. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. No employee stock options were exercised during the three- and nine- month periods ended September 30, 2009. The Company received $3.0 million in cash from the exercise of stock options in the nine- month period ended September 30, 2008 and no employee stock options were exercised in the three- month period ended September 30, 2008.
Nonvested Shares
     Nonvested shares granted to non-management directors, certain members of management and other employees as of September 30, 2009 and 2008, along with the related compensation expense are detailed in the following table:

				Compensation Expense				Compensation Expense
		Nonvested	Market	Three months ended				Nine months ended
		Shares	Value on	September 30,				September 30,
Grant Date	Vesting Date	Granted	Grant Date	2009		2008		2009		2008
May 3, 2005	May 3, 2008	225,346	$1,654,040	$—		$—		$—		$147,446
April 27, 2006	April 27, 2009	288,331	$4,731,512	$—		$316,143		$421,524		$948,428
February 22, 2007	February 22, 2010	426,514	$5,433,788	$353,144	(1)	$359,553	(2)	$1,051,521	(1)	$1,067,981	(2)
February 4, 2008	February 4, 2011	16,741	$225,000	$18,828		$18,828		$56,484		$49,270
March 6, 2008	March 6, 2011	287,592	$5,283,065	$427,288	(1)	$438,297	(2)	$1,271,990	(1)	$1,002,540	(2)
May 8, 2008	November 8, 2008	19,719	$280,010	$—		$140,005		$—		$233,341
December 9, 2008	June 9, 2009	12,987	$40,000	$—		$—		$33,333		$—
January 26, 2009	July 26, 2009	9,852	$40,000	$5,714		$—		$40,000		$—
March 14, 2009	March 14, 2012	642,000	$1,964,520	$163,625		$—		$359,513		$—
April 16, 2009	March 14, 2012	328,819	$1,624,366	$139,403		$—		$254,570		$—
April 16, 2009	March 14, 2010	375,404	$1,854,496	$547,942	(1)	$—		$962,552	(1)	$—
May 7, 2009	November 7, 2009	55,656	$320,022	$176,457	(3)	$—		$270,685	(3)	$—
August 5, 2009	February 5, 2010	5,857	$40,000	$12,174		$—		$12,174		$—
September 21, 2009	March 21, 2010	5,070	$40,000	$1,989		$—		$1,989		$—

Total compensation expense of nonvested shares				$1,846,564		$1,272,826		$4,736,335		$3,449,006

(1)	Compensation expense in the third quarter and the first nine months of 2009 was reduced by $8,500 and $47,300, respectively, for forfeiture of 1,900 and 9,300 nonvested shares, respectively, granted in 2009, 2008 and 2007 to certain members of management and other employees who terminated employment in 2009. Additional compensation expense was recognized in the third quarter of 2009 of $43,900 due to immediate vesting of 17,200 nonvested shares granted on April 16, 2009 to certain employees.

(2)	Compensation expense in the third quarter and the first nine months of 2008 was reduced by $1,300 and $19,300, respectively, for forfeiture of 400 and 5,300 nonvested shares, respectively, granted in 2008 and 2007 to certain members of management and other employees who terminated employment in 2008.

(3)	A total of 13,914 nonvested shares granted on May 7, 2009, to two non-management directors immediately vested during the third quarter of 2009 upon their resignation from the Company’s Board of Directors. Additional compensation expense recognized in the third quarter of 2009 was $16,500.
Stock Options
     The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant using a Black-Scholes option pricing model. Stock option grants to employees generally vest in annual installments over a three year period. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture, but does not recapture expense taken previously. The compensation expense, recorded in general and administrative expense, related to the fair value of stock options during the three- month periods ended September 30, 2009 and 2008, was $49,300 and $102,900, respectively, and $197,200 and $283,300 during the nine- month periods ended September 30, 2009 and 2008, respectively. Total compensation cost related to nonvested stock options not yet recognized is $39,800, $86,200, $17,700 and $500 for the remaining three months of 2009 and for years 2010, 2011 and 2012, respectively.
NOTE 5
INCOME TAXES
     The Company determines income taxes using the asset and liability approach which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. At September 30, 2009, the Company has net operating loss carryforwards (NOLs), which expire in 2009 through 2029. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers, more likely than not, will not be realized. No income tax provision was recognized for the quarter ended September 30, 2009. Changes in the Company’s net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.
     As of September 30, 2009 and 2008, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax provision in the Statements of Operations and Comprehensive Income (Loss). There was no interest or penalties for the three- and nine- month periods ended September 30, 2009 and 2008. The tax years subject to examination by the taxing authorities are the years ending December 31, 2008, 2007 and 2006.
NOTE 6
COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income (loss). As of September 30, 2009 and 2008, such items consisted of unrealized losses on available-for-sale marketable securities.

     The following summary sets forth the changes in Accumulated other comprehensive income (loss) in stockholders’ equity for the first nine months of 2009 and 2008:

			Accumulated Other
(in thousands)	Available for Sale	Commodity	Comprehensive
As of September 30, 2009	Securities	Instruments	Income (Loss)
Balance at December 31, 2008	$(160)	$—	$(160)

Reclassification to earnings	—	—	—
Change in value	(34)	—	(34)

Comprehensive income (loss)	$(34)	$—	$(34)

Balance at March 31, 2009	$(194)	$—	$(194)

Reclassification to earnings	—	—	—
Change in value	81	—	81

Comprehensive income (loss)	$81	$—	$81

Balance at June 30, 2009	$(113)	$—	$(113)

Reclassification to earnings	—	—	—
Change in value	92	—	92

Comprehensive income (loss)	$92	$—	$92

Balance at September 30, 2009	$(21)	$—	$(21)

			Accumulated Other
(in thousands)	Available for Sale	Commodity	Comprehensive
As of September 30, 2008	Securities	Instruments	Income (Loss)
Balance at December 31, 2007	$508	$(6,533)	$(6,025)

Reclassification to earnings	—	6,957	6,957
Change in value	(508)	(6,361)	(6,869)

Comprehensive income (loss)	$(508)	$596	$88

Balance at March 31, 2008	$—	$(5,937)	$(5,937)

Reclassification to earnings	—	5,837	5,837
Change in value	(33)	100	67

Comprehensive income (loss)	$(33)	$5,937	$5,904

Balance at June 30, 2008	$(33)	$—	$(33)

Reclassification to earnings	6	—	6
Change in value	(78)	—	(78)

Comprehensive income (loss)	$(72)	$—	$(72)

Balance at September 30, 2008	$(105)	$—	$(105)

NOTE 7
DEBT
Convertible Debentures
     On March 12, 2008, the Company issued and sold $181.5 million aggregate principal amount of senior convertible debentures due March 15, 2028 (“debentures”). The debentures pay interest at 1.875% per annum, payable semi-annually on March 15 and September 15 of each year, and commenced on September 15, 2008. The debentures will mature on March 15, 2028, subject to earlier repurchase or conversion. Each $1,000 principal amount of debentures is initially convertible, at the option of the holders, into approximately 42.5351 shares of the Company’s common stock, at any time prior to the maturity date. The conversion rate is subject to certain adjustments, but will not be adjusted for accrued interest or any unpaid interest. The conversion rate initially represents a conversion price of $23.51 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15, 2013, March 15, 2018 and March 15, 2023, or at

any time before March 15, 2028 upon the occurrence of certain events including a change in control. The Company may redeem the debentures for cash beginning on or after March 22, 2013.
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
     Subsequent to the end of the 2009 third quarter, the Company concluded a transaction with an unaffiliated third-party bondholder for the exchange of approximately 1.8 million newly issued common shares for $15 million principal amount of its outstanding 1.875% convertible debentures maturing in 2028. The Company accounted for the transaction as an “induced conversion,” which will result in a fourth quarter loss of approximately $8.1 million. An induced conversion is a transaction in which the conversion privileges in a convertible debt instrument are changed or additional consideration is paid to debt holders for the purpose of inducing prompt conversion of the debt to equity securities.
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

One of the factors the Company utilizes to evaluate performance and allocation of resources to its business segments is based upon income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands)	Mine	PGM	All
Three months ended September 30, 2009	Production	Recycling	Other	Total
Revenues	$85,552	$26,207	$245	$112,004
Depreciation and amortization	$18,504	$45	$—	$18,549
Interest income	$—	$242	$144	$386
Interest expense	$—	$—	$1,724	$1,724
Income (loss) before income taxes	$10,832	$1,921	$(8,323)	$4,430
Capital expenditures	$7,053	$32	$9	$7,094
Total assets	$417,193	$20,663	$285,971	$723,827

(in thousands)	Mine	PGM	All
Three months ended September 30, 2008	Production	Recycling	Other	Total
Revenues	$78,040	$169,801	$6,342	$254,183
Depreciation and amortization	$18,952	$48	$—	$19,000
Interest income	$—	$2,149	$746	$2,895
Interest expense	$—	$1	$1,734	$1,735
Income (loss) before income taxes	$(6,436)	$19,934	$(13,791)	$(293)
Capital expenditures	$21,546	$68	$67	$21,681
Total assets	$521,621	$137,179	$197,358	$856,158

(in thousands)	Mine	PGM	All
Nine months ended September 30, 2009	Production	Recycling	Other	Total
Revenues	$226,691	$60,166	$5,752	$292,609
Depreciation and amortization	$52,667	$134	$—	$52,801
Interest income	$—	$534	$937	$1,471
Interest expense	$—	$—	$5,182	$5,182
Income (loss) before income taxes	$16,714	$4,903	$(24,574)	$(2,957)
Capital expenditures	$32,171	$32	$79	$32,282
Total assets	$417,193	$20,663	$285,971	$723,827

(in thousands)	Mine	PGM	All
Nine months ended September 30, 2008	Production	Recycling	Other	Total
Revenues	$290,707	$364,432	$18,557	$673,696
Depreciation and amortization	$61,346	$144	$—	$61,490
Interest income	$—	$5,781	$3,125	$8,906
Interest expense	$—	$1	$7,992	$7,993
Income (loss) before income taxes	$21,501	$33,256	$(35,555)	$19,202
Capital expenditures	$62,689	$280	$315	$63,284
Total assets	$521,621	$137,179	$197,358	$856,158
NOTE 9
INVENTORIES
     For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. In accounting for inventory costs that exceeded market value, the Company reduced the aggregate inventory carrying value of certain components of its in-process and finished goods inventories by $1.0 million for inventory associated with mine production for the third quarter of 2009, and $10.9 million, including $6.6 million for inventory associated with mine production and $4.3 million for recycling inventory for the first nine months of 2009. During the three- and nine- month periods ending

September 30, 2008, the aggregate inventory carrying value was reduced by $3.4 million in each period.
     The costs of PGM inventories as of any date are determined based on combined production costs per ounce and include all inventoriable production costs, including direct labor, direct materials, depreciation and amortization and other overhead costs relating to mining and processing activities incurred as of such date.
     Inventories reflected in the accompanying balance sheets consisted of the following:

	September 30,	December 31,
(in thousands)	2009	2008

Metals inventory
Raw ore	$2,100	$1,050
Concentrate and in-process	23,173	14,892
Finished goods	32,449	36,486

	$57,722	$52,428
Materials and supplies	18,736	20,985

Total inventory	$76,458	$73,413

NOTE 10
EARNINGS (LOSS) PER COMMON SHARE
     Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised or vested and the Company’s convertible debt was converted. No adjustments were made to reported net income (loss) in the computation of basic earnings (loss) per share or diluted earnings (loss) per share for the three- and nine- month periods ended September 30, 2009 and 2008. The Company currently has only one class of equity shares outstanding.
     Outstanding options to purchase 8,206 shares were included in the computation of diluted earnings per share in the three- month period ended September 30, 2009. Outstanding options to purchase 768,998 of weighted shares of common stock were excluded from the computation of diluted earnings per share for the three- month period ended September 30, 2009, because the market price was lower than the exercise price, and therefore the effect would have been antidilutive. All of the outstanding options to purchase shares were excluded from the computation of diluted earnings (loss) per share for the nine- month period ended September 30, 2009, because the Company reported a net loss so the effect would have been antidilutive because inclusion of these options would have reduced the net loss per share.
     A total of 15,086 and 44,625 weighted shares of common stock were included in the computation of diluted earnings (loss) per share for the three- and nine- month periods ended September 30, 2008, respectively. Outstanding options to purchase 982,268 and 851,541 of weighted shares of common stock were excluded from the computation of diluted earnings (loss) per share for the three- and nine- month periods ended September 30, 2008, respectively, because the market price was lower than the exercise price, and therefore the effect would have been antidilutive.
     The effect of outstanding nonvested shares was to increase diluted weighted average shares outstanding by 813,817 shares for the three- month period ended September 30, 2009. Outstanding nonvested shares of 546,806 were excluded from the computation of diluted earnings (loss) per share for the nine- month period ended September 30, 2009, because the Company reported a net loss and inclusion of any of these nonvested shares would have reduced the net loss per share amounts. Outstanding nonvested shares were excluded from the computation of diluted earnings (loss) per share for the three- month period ended September 2008, because inclusion of the 894,732 nonvested shares would have been anti-dilutive. Outstanding nonvested shares of 265,968 were included in the computation of diluted earnings (loss) per share for the nine- month period ended September 30, 2008.

     All 7.7 million shares of common stock applicable to the outstanding convertible debentures were excluded from the computation of diluted weighted average shares for the three- and nine- month periods ended September 30, 2009 and 2008, because the net effect of assuming all the debentures were converted would have been antidilutive.
NOTE 11
REGULATIONS AND COMPLIANCE
     For the past several years, the Company has been experimenting with various bio-diesel blends and modifying some of its mining practices underground in an effort to comply with much stricter Mine Safety and Health Administration (“MSHA”) limits on diesel particulate matter (“DPM”) exposure for underground miners. These new limits were delayed for a time, but they ultimately went into effect on May 20, 2008. Compliance with the revised MSHA DPM standards continues to be a challenge within the mining industry. However, as a result of its internal efforts to reduce DPM exposure, recent sampling indicates that the Company has achieved compliance with the new standards at the East Boulder Mine and is nearly in compliance with them at the Stillwater Mine.
     The Company is attempting to achieve full compliance with the standards and continues to consult with the applicable governmental agencies. No assurance can be given that any lack of compliance will not impact the Company. However, in view of its good-faith efforts to comply and progress to date, the Company does not believe that failure to be in strict compliance will have a material adverse effect on the Company.
NOTE 12
FAIR VALUE MEASUREMENTS
      Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy distinguishes three levels of inputs that may be utilized when measuring fair value: Level 1 inputs (using quoted prices in active markets for identical assets or liabilities), Level 2 inputs (using external inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and Level 3 inputs (unobservable inputs supported by little or no market activity based on internal assumptions used to measure assets and liabilities). The classification of each financial asset or liability within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     Financial assets and liabilities measured at fair value on a recurring basis at September 30, 2009, consisted of the following:

	Fair Value Measurements
(in thousands)	Total	Level 1	Level 2	Level 3

Mutual funds	$670	$—	$670	$—
Investments	$18,997	$—	$18,997	$—
     The fair value of mutual funds and investments is based on market prices which are readily available. Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive income (loss).

Financial assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2009, consisted of the following:

	Fair Value Measurements
(in thousands)	Total	Level 1	Level 2	Level 3

Convertible debentures	$142,503	$—	$142,503	$—
Exempt facility revenue bonds	$24,527	$—	$—	$24,527
     The fair value of the Company’s $181.5 million 1.875% convertible debentures was $142.5 million at September 30, 2009. The fair value of the Company’s $30 million 8% Series 2000 exempt facility industrial revenue bonds was $24.5 million at September 30, 2009. The Company used implicit interest rates of comparable unsecured obligations to calculate the fair value of the revenue bonds at September 30, 2009. The Company used its current trading data to determine the fair value of the convertible debentures at September 30, 2009.
ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The commentary that follows should be read in conjunction with the financial statements included in this quarterly report and with information provided in the Company’s March 31, 2009 and June 30, 2009 Quarterly Reports on Form 10-Q and in the Company’s 2008 Annual Report on Form 10-K.
Overview
     Stillwater Mining Company (the “Company”) is a Delaware corporation, headquartered in Columbus, Montana and is listed on the New York Stock Exchange under the symbol SWC. The Company mines, processes, refines and markets palladium and platinum ores from two underground mines situated along the J-M Reef, an extensive trend of PGM mineralization located in Stillwater and Sweet Grass Counties in south central Montana. Ore produced from each the mines is crushed and concentrated in a mill at each mine site and then the concentrates are trucked to the Company’s smelting and refining complex in Columbus, Montana, where they are further processed into a PGM-rich filter cake. The filter cake is shipped to third parties for final refining into finished metal.
     The Company also utilizes its processing facilities to recover platinum, palladium and rhodium from recycled automotive and petroleum catalysts. The Company purchases spent catalytic material for its own account and also reprocesses such material on a fee or “toll” basis for others.
     A large share of the production from the Company’s mines is sold under long-term sales agreements with Ford Motor Company (“Ford”) and, until July 2009, with General Motors Corporation (“GM”) for use in automotive catalytic converters. On July 22, 2009, as part of the GM bankruptcy proceedings, the bankruptcy court approved a GM petition to reject its obligations under the Company’s supply agreement, thereby nullifying the agreement with retroactive effect from July 7, 2009. The GM supply agreement was scheduled to expire on December 31, 2012.
     The Company is obligated under the provisions of these sales agreements to preserve the confidentiality of their specific commercial terms. In general terms, however, the automotive contracts include floor and, in some cases, ceiling prices on palladium and platinum that, particularly in the case of palladium, have tended to mitigate the Company’s downside price exposure during periods of low PGM prices. The Company noted in its 2009 second quarter filing that, based on the range of PGM prices seen during the second quarter of 2009, the effect of losing the GM floor prices was likely to be between $5 million and $10 million per year. However, stronger PGM prices during the 2009 third quarter have offset the financial impact of losing the favorable floor prices in the GM agreement.

     Under the Ford agreement, the Company has continuing commitments to deliver fixed percentages of its mined palladium and platinum production through 2010. Upon the expiration of the Ford contract at the end of 2010, and assuming no replacement contracts are negotiated in the interim, the Company expects to be fully exposed thereafter to any downward cycle in PGM prices. Although the sharp decline in PGM prices late last year highlighted the Company’s market exposure, management’s longer-term focus on improving mining efficiency and reducing costs to a large extent has been driven by the recognition of the upcoming added exposure to the loss of the Company’s favorable automotive supply agreements. However, despite these measures, there can be no assurance that PGM prices will not decline further in the future, or that there may not be continued weakening of the automobile industry that may place demand for the Company’s products in jeopardy. Such changes could have a significant effect on the Company’s future financial performance.
     Loss of the Company’s GM supply agreement has not constrained the Company’s ability to sell its mine output. There are well-established terminal markets for platinum and palladium where the Company can readily sell any of its uncommitted palladium production. The Company has utilized these markets for many years in selling the output of its catalyst recycling business, and during the third quarter successfully used these same outlets to market the mine palladium that formerly would have been sold to GM.
     The Company’s profitability is significantly driven by the prices realized for its palladium and platinum production, as well as by the operating performance of the mines and the economic benefit that stems from its recycling operations and from sales of by-product metals. During the second and third quarters of 2009, the Company’s average realized price for platinum strengthened significantly from its low in the fourth quarter of 2008, when sales realizations for mined platinum averaged $929 per ounce. Mined palladium realizations were governed by contractual floor prices during the same period and so averaged $368 per ounce. In the 2009 third quarter, the Company’s sales realizations on mined platinum averaged $1,174 per ounce, while sales of mined palladium averaged $360 per ounce. In comparison, market prices quoted during the third quarter of 2009 averaged $1,230 per ounce for platinum and $272 per ounce for palladium, highlighting the effect on the Company’s sales realizations of the floor and ceiling prices in its automotive supply agreements.
     It is useful to note that the loss of the GM supply agreement had only a very small effect on the Company’s average metal realizations during the 2009 third quarter. The charts below show quarterly average market prices and the Company’s average realized sales prices for sales of platinum and palladium produced from the Company’s mines. The difference between market prices and realized prices principally reflects the effect of floor and ceiling prices embedded in the Company’s supply agreements.

          MMC Norilsk Nickel, a Russian mining company, is the majority owner of the Company, holding approximately 53% of the Company’s outstanding common shares. By virtue of its majority shareholding, and in accordance with the provisions of a Shareholders’ Agreement entered into at the time Norilsk Nickel acquired its interest in the Company, Norilsk Nickel is currently entitled to nominate five of the Company’s nine directors, none of whom can be an employee or affiliate of Norilsk Nickel. All nominees to the Company’s board of directors must be approved by the Governance and Nominating Committee of the board, and Norilsk Nickel nominees also must be approved by a majority of the “non-Norilsk” outside directors.
     Two new Norilsk Nickel nominees were approved as directors of the Company during the third quarter of 2009 — Mr. Mark Sander, a co-founder of and partner in Plinian Capital, a mining investment venture, and Mr. Ajay Paliwal, a U.K. based chartered accountant and currently a principal of London-based Jiva Capital, Ltd. Both Mr. Sander and Mr. Paliwal have extensive experience in the mining industry. The new directors replaced The Honorable Donald W. Riegle, Jr. and Mr. Michael E. McGuire, Jr., both of whom have recently stepped down from the Company’s board.
     Subsequent to the end of the 2009 third quarter, the Company concluded a transaction with an unaffiliated third-party bondholder for the exchange of approximately 1.8 million newly issued common shares for $15 million principal amount of its outstanding 1.875% convertible debentures maturing in 2028. The repurchased debentures have been retired. Although the exchange was economically advantageous, the Company accounted for the transaction as an “induced conversion,” which will result in a fourth quarter non-cash transaction loss of approximately $8.1 million. An induced conversion is a transaction in which the conversion privileges in a convertible debt instrument are changed or additional consideration is paid to debt holders for the purpose of inducing prompt conversion of the debt to equity securities.
Mining Operations
     Although PGM ore grades in the J-M Reef are some of the best in the world, the uplifted configuration of the reef makes the ore costly and complex to mine. The Company’s mines compete primarily with operations on the Bushveld complex in the Republic of South Africa, which are of lower grade but enjoy a higher proportion of platinum than the J-M Reef and are less steeply dipping, and with nickel mines in the Russian Federation and Canada which produce PGMs as a major by-product and so at a very low marginal cost. In periods of low PGM prices, Stillwater Mining Company’s palladium-rich production and complex cost structure at times has put it at a disadvantage to these competitors.
     However, the Company’s mine performance relative to South African producers in the 2009 third quarter has been more complex. South African labor rates on an hourly basis are substantially lower than in the U.S. industry, but labor productivity in South African mines also tends to be lower and wages in rand terms are increasing. Power prices historically have been steeply subsidized in South Africa, but the subsidies are now being reduced through a series of stepped pricing increases. And further offsetting some of the U.S. cost disadvantage, the South African mines have lower ore grades and so the mines typically must produce three to four times more ore tons per PGM ounce than the Company’s operations. Finally, as the chart below indicates, the appreciation in PGM market prices that has taken place during the second and third quarters of 2009 has been largely a U.S. dollar phenomenon, and for South African producers has been almost entirely offset by a strengthening rand.
     Taking into account these factors and the Company’s current strong emphasis on improving mining efficiency, the Company’s competitive position overall in the industry probably has improved during 2009.

     The Company reported previously that as a result of last year’s sharp decrease in PGM prices and in light of the impact of the worldwide financial crisis, the Company is restructuring its operations in an effort to conserve cash and reduce anticipated losses. This restructuring effort has resulted in changes to the scope and organization of mining operations, with principal focus on improving mining efficiency and so reducing costs. The restructuring is intended to better position the Company’s operations to accommodate an environment with lower PGM prices, while preserving much of the Company’s workforce for an eventual turnaround in pricing and the markets, although there can be no assurance as to when or if such a turnaround may emerge. The operating focus on cost reduction has led to significant improvements in mining efficiency during the past year or so, and the Company intends to continue these efforts.
     In recent years and through most of 2008, the Company and the mining industry generally experienced increasing costs for certain key goods and services that exceeded the trend of core inflation. The increase in costs affected both the Company’s operating expenses and its capital programs. These cost pressures began to abate somewhat in late 2008 and through the first half of 2009. Prices of many commodities dropped precipitously from their highs in mid-2008 as the economy slowed and demand slackened. This reduced level of costs has continued into 2009, although some commodity prices have begun to increase recently in response to the weaker U.S. dollar.
     For the third quarter of 2009, the Company has reported net income of $4.4 million, or $0.05 per share, compared to net income of $0.1 million, or less than $0.01per share, in the third quarter 2008. Earnings improved despite sharply lower PGM prices compared to the year-earlier quarter — the combined average realization per mined ounce sold for platinum and palladium was $574 in the third quarter of 2009, down 12% compared to $652 in the third quarter of 2008. However, the third quarter of 2008 included $6.4 million in write-downs of product inventories and long-term investments, driven mostly by the decline in realizable prices for PGMs and in prices for equities. Mine production of platinum and palladium totaled 129,100 ounces in the 2009 third quarter, as compared to 120,000 ounces in the same period of 2008, reflecting performance improvement at the Stillwater Mine offset in part by some scaling back of operations at the East Boulder Mine. Net working capital (including cash and investments) increased slightly during the quarter to $258.0 million, up from $235.9 million at the end of second quarter 2009, and $230.4 million at year end 2008.
     The Company’s stated operating objectives for 2009 as previously reported include achieving mine production of 495,000 ounces at a total cash cost of $399 per ounce and capital expenditures of $39.0 million while maintaining a stable liquidity balance (cash plus short-term investments) in the range of $180 million. The Company performed well against these objectives during the 2009 third quarter, producing 129,100 platinum and palladium ounces at a total cash cost of $357 per ounce with capital spending of $7.1 million. Year to date, the Company has produced 391,600 PGM ounces, or 79% of the full-year objective, at a total cash cost of $363 per ounce, with total capital expenditures of $32.3 million. Capital expenditures to date during 2009 have included $6.3 million of spending to complete construction of a second electric furnace at the Columbus smelter and $5.6 million for a new system of electric truck haulage in the deeper portions of the Stillwater Mine. The Company’s total available cash and short-term investments at September 30, 2009, was $200.1 million, up from $175.4 at June 30, 2009, and $180.8 million at the end of 2008. The Company has now updated its earlier full-year 2009 mine production guidance from 495,000 PGM ounces previously to 515,000 PGM ounces. With combined total cash costs for the third quarter at $357 per ounce and year-to-date total cash costs at $363 per ounce, the Company has also improved its 2009 guidance for average combined total cash costs to $375 per ounce from $399 per ounce earlier.
     At the East Boulder Mine, an operational restructuring carried out late last year has resulted in a smaller and more focused workforce and a team-centered approach to mining that operates only in those areas that can be justified economically at current PGM prices. Performance at East Boulder in the third quarter of 2009 overall exceeded expectations, with platinum and palladium production of 34,000 ounces, considerably stronger than planned and total cash costs per ounce of $391 per ounce, also much better than plan. Capital expenditures at the mine were $1.3 million in the third quarter, a little higher than originally planned, as the mine has expanded its primary development efforts somewhat in response to its improved operating performance.

     Third quarter 2009 platinum and palladium production at the Stillwater Mine totaled 95,100 ounces, essentially equal to plan. Total cash costs were $344 per ounce, better than planned, driven mostly by improved mining efficiencies. Capital expenditures at the Stillwater Mine of $5.2 million in the third quarter were nearly on plan.
PGM Recycling
     The Company’s processing facilities in Columbus, Montana, recycle spent catalytic converter cores and other materials by commingling them with the Company’s mine concentrates to facilitate recovering the contained palladium, platinum and rhodium. The recycling segment has been a very attractive and profitable ancillary business that utilizes copper and nickel contained in the concentrates as collecting agents and available capacity in the Company’s smelting and refining facilities. Between 2004 and 2008, the volumes of catalyst recycled grew substantially and the profitability of the business frequently exceeded that of the Company’s mining operations. However, the volumes of recycling material available to the Company declined substantially with the fall in PGM prices during the second half of 2008, and the contribution to earnings of the Company’s recycling activities has declined concurrently. In response to this decline, the Company has reviewed the current state of its recycling activities and, subject to various adjustments in its business model, has concluded to remain an aggressive competitor in the business of recycling PGM catalysts.
     For the third quarter of 2009, the Company recognized net income from its recycling operations of $1.9 million on revenues of $26.2 million, reflecting a combined average realization during the quarter of about $686 per sold ounce. Total tons of recycling material fed to the furnace during the 2009 third quarter, including tolled material, averaged 9.6 tons per day. By way of comparison, for the third quarter of 2008 when PGM prices were much higher, the Company recorded recycling segment net income of $19.9 million on revenues of $169.8 million, at an average realization of $2,008 per sold ounce. Total recycling tons fed to the furnace in last year’s third quarter averaged 22.3 tons per day. The lower volume in 2009 has been in response to more limited advances to suppliers and to the significant decline in PGM prices which has reduced the incentives in the market to collect recycled material. Volumes of material available for recycling appear to be gradually recovering during 2009 but remain well below plan and substantially below the levels experienced in prior years.
     In acquiring recycled automotive catalysts, the Company advances funds to its suppliers in order to facilitate procurement efforts. During 2009, the Company has modified its recycling business model to narrow its exposure in advancing funds to suppliers while at the same time continuing to support and grow the recycling segment. Total outstanding procurement advances to recycling suppliers had declined to $2.6 million at September 30, 2009. In the current business environment, the Company has generally limited new supplier working capital advances to material in process or in transit.
Strategic Considerations
     Amid the current worldwide economic downturn and generally lower industrial demand for palladium, both automotive and jewelry consumption of palladium reportedly has continued fairly strong in Asia, at least partially in response to strong economic stimulus from the Chinese government. Investment interest in both platinum and palladium also has remained strong worldwide, apparently offsetting part of the drop in industrial demand. The mining industry’s production of PGMs, particularly at higher-cost operations, remains reduced or shut in, cutting back PGM supply to some degree. The volume of PGMs supplied from recycling likewise remains depressed in the present market. Overall, the strengthening in PGM prices during the first nine months of 2009 appears to have been driven by speculative interest in the metals as an inflation hedge and by weakness in the U.S dollar relative to other major currencies. Typically, prices for the PGMs particularly in commodity-linked currencies like the South African rand and the Australian dollar have not paralleled the appreciation seen in U.S. dollar terms during 2009.
     With the steep decline in PGM prices during the fourth quarter of 2008, the Company indicated that during 2009 its management focus would center on cash preservation and improving mining efficiency rather than on reported earnings. In this vein, the Company has assessed the approximate PGM price levels that it requires in order to maintain its operations in a cash neutral position while still providing for adequate reinvestment in the business. For the third quarter of 2009, all-in cash requirements to cover operations, capital spending and corporate overhead, offset by by-product sales proceeds and recycling profits, averaged $462 per ounce. The Company’s combined average realized price for platinum and palladium, as noted earlier, was $574 per ounce in the third quarter of 2009. While the margin therefore appears healthy, to some extent it is dependent upon the effect of floor and ceiling prices in the automotive contracts and constrained capital spending. Because the remaining automotive PGM supply agreement with Ford will expire at the end of 2010, in gauging longer-term performance it is useful to exclude the effect of the floors and ceilings on the Company’s realizations. If all third-quarter sales of mined material had been priced at market, the average realization would have declined to $525 per ounce — still a positive margin, but substantially less robust than with the automotive contracts. Looked at slightly differently, if platinum and palladium prices remained in approximately the same ratio as in the third quarter, a cash breakeven level for prices would be about $250 per ounce for palladium and $1,200 per ounce for platinum.
     Although the third quarter results suggest that the Company has made good progress in its effort to bring ongoing cash costs into line with current market conditions, several cost-focused efforts are continuing. Constraints on capital expenditures during 2009 have helped restrict cash spending, but the level of capital spending during 2009 likely is not adequate to maintain operations at their current levels longer term. The Company anticipates a need to increase spending on mine development somewhat in 2010, particularly at the East Boulder Mine. Absent higher PGM prices in the interim, the cash for this increased mine development will have to be generated through cost reductions elsewhere. Consequently, several internal multifunctional teams have been engaged in reviewing various facets of the Company’s operations in an effort to increase the efficiency of various mining and support functions. Key materials costs generally have declined from their 2008 levels and the Company has been able to negotiate more favorable rates in 2009 for a number of outside services. Continuing efforts will include focus on improving mining productivity and broadened involvement in identifying potential operating efficiencies and opportunities. Despite these efforts, in the current economic environment there can be no assurance that the Company will succeed in its efforts to keep its costs in line with PGM prices, nor that PGM prices will not decline to levels that put additional pressure on the Company’s earnings and cash flows.
     For a number of years management has designated three major strategic areas of focus intended to strengthen the Company’s financial and competitive position. Resources allocated to these strategies have been adjusted in conjunction with the recent market shifts, but the Company has nevertheless maintained this strategic emphasis.
1. Transformation of Mining Processes to Increase Mining Efficiency
     The Company normally measures its mining efficiency in terms of total cash costs per ounce of PGMs extracted. This non-GAAP measure is discussed in more detail in Reconciliation of Non-GAAP Measures to Costs of Revenues beginning on page 38 of this document. Mining efficiency is affected by the total cost of labor and materials incurred in mining and processing ore and by net PGM production. In general, lowering costs or increasing net production per hour worked will benefit mining efficiency. Labor and materials costs are influenced by the mix of mining methods used, by the type and volume of equipment employed in the mines, by the effectiveness of mine planning and by the state of general economic conditions. The Company’s net palladium and platinum production is determined by the number of total ore tons mined, the grade of the extracted ore, and the metallurgical recovery percentages achieved in each stage of processing.
     As discussed previously, the Company’s principal operating focus in the current economic environment has been to minimize costs and maintain a stable cash position. While at times in the past the Company has sought to reduce costs by increasing mine production and thereby benefit from improved economies of scale, in practice the marginal cost of the increased production in some areas may exceed the incremental benefit. This is particularly true when metal prices are low. Consequently, during 2009, the Company has attempted to hold production at a level commensurate with available resources and instead has focused on improving mining efficiency.
     These efforts to improve efficiency have been broad based and include emphasis on increased productivity, better coordination among mining and support functions, strategic procurement and inventory management processes and more efficient utilization of resources. Various initiatives have been introduced in support of this objective.

     The Stillwater Mine also has seen excellent efficiency improvements during 2009. Following the restructuring at the East Boulder Mine, a significant portion of the miners previously employed at East Boulder were transferred over to the Stillwater Mine, providing much-needed additional staffing for mining areas there. Several of the critical support functions at the mine, including materials and supply, muckhaul, backfill and maintenance, were revamped and made more efficient by implementing the recommendations of several cross-functional study teams that identified inefficiencies in each process. Some refinements also have been made to mining operations, including blasting methods and timing, crew rotations and turnover at shift and crew changes, thereby improving productivities. Significant training has accompanied each of these adjustments.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stillwater Mine
Total Cash Costs per Ounce before credits	$407	$531	$403	$529
Less recycling and by-product credits	(63)	(200)	(54)	(178)

Total Cash Costs per Ounce as reported	$344	$331	$349	$351

East Boulder Mine
Total Cash Costs per Ounce before credits	$467	$619	$469	$614
Less recycling and by-product credits	(76)	(227)	(65)	(182)

Total Cash Costs per Ounce as reported	$391	$392	$404	$432
     Please see the discussion of non-GAAP reporting measures beginning on page 38.
     At the East Boulder Mine, following a brief suspension of mining and sharp cutbacks in manpower at the end of 2008, the mine workforce was restructured into a number of relatively autonomous teams, each assigned responsibility for all mining operations in a particular area of the mine. Because the average ore grade at East Boulder is consistently lower than at the Stillwater Mine, the per-ounce costs of production at East Boulder have tended to be substantially higher. Consequently, the very viability of the East Boulder Mine was put at risk when PGM prices fell in 2008. The restructured workforce at East Boulder has performed spectacularly during 2009, bringing average cash mining costs before credits (see table above) down by more than $150 per ounce, and producing in this year’s third quarter about 94% of the PGM ounces produced in the same period last year, but with slightly less than 50% of the workforce. The resulting workforce has been sufficiently efficient that management has been able to divert resources originally dedicated to the mining effort and put them into mine development activities while continuing to exceed targeted ore production levels.
     In its effort to maintain a stable cash position in the face of lower metals prices, the Company has sharply cut back its rate of capital spending for 2009. Between 2004 and 2008, while PGM prices were fairly strong, the Company invested in mine development at a somewhat higher rate than would be necessary just to sustain the existing level of proven reserves. The Company’s primary development effort was sized to meet the strategic objective of achieving and then maintaining approximately a 40-month inventory of developed state, based on assumed production at the maximum permitted level at each mine. However, given the drastic changes in the metal prices during the past year, the mines have scaled back their primary development activities, reflecting both the ample existing inventory of developed state and their projected production rates well below permitted capacity for the foreseeable future. Because of this earlier investment, the Company has been able to scale back its spending in 2009 without seriously compromising the developed state of the mines. At this time, the Stillwater and East Boulder mine development programs are currently at about 80% and 60%, respectively, of the development rates required to sustain long-term production at current levels. However, the stronger than planned performance to date at the East Boulder Mine has allowed the mine recently to allocate additional resources toward mine development.
     Capital spending of $7.1 million in the 2009 third quarter included infrastructure and mine development investment of $5.1 million at the Stillwater Mine and $1.2 million at the East Boulder Mine. Total equipment spending during the quarter totaled $0.8 million, of which $0.6 million was in the processing facilities in

Columbus. Through the first nine months of 2009, capital spending totaled $32.3 million. As noted already, total capital spending for 2009 is projected at about $39.0 million; spending to date appears to be in line with that guidance.
     For the three- and nine- month periods ended September 30, 2009, combined primary development at the Company’s two operating mines totaled approximately 3,900 and 12,400 feet, respectively, and combined definitional drilling for the same three- and nine- month periods totaled approximately 92,600 and 260,500 feet, respectively. Primary development footage was ahead of plan in the third quarter of 2009 at the East Boulder Mine and virtually on plan at the Stillwater Mine. Definitional drilling however was ahead of plan at the Stillwater Mine but significantly below plan at the East Boulder Mine in the quarter. Increasing the drilling rate at East Boulder Mine to recover some of this shortfall is currently underway.
     Mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. The average combined grade realized at the Stillwater Mine was 0.53 and 0.55 ounces per ton during the three- and nine- month periods ended September 30, 2009, respectively, including 0.55 and 0.57 ounces per ton from mining proven reserves and 0.23 and 0.19 ounces per ton from other subgrade production processed through the mill for the same respective periods. For the comparable periods in 2008, the average combined realized grade at the Stillwater Mine was 0.49 and 0.51 ounces per ton, respectively. At the East Boulder Mine, the average combined grade realized during the three- and nine- month periods ended September 30, 2009, was 0.37 and 0.38 ounces per ton, respectively, including 0.39 and 0.40 ounces per ton from proven ore reserves mined and 0.20 and 0.19 ounces per ton from other subgrade production processed. For the comparable periods in 2008, the average combined realized grade at the East Boulder Mine was 0.38 and 0.39 ounces per ton from proven ore reserves mined and 0.20 and 0.18 ounces per ton from other subgrade production processed, respectively.
     Ore production at the Stillwater Mine averaged 2,133 and 2,122 tons of ore per day during the third quarter and first nine months of 2009, respectively; this compares to an average of 1,874 and 1,818 ore tons per day produced during the same periods of 2008, respectively. The higher production rate reflects the benefit of employee transfers to the Stillwater Mine from the East Boulder Mine in conjunction with the recent restructuring and the associated opportunity to staff available mining areas more effectively. To a lesser extent, it also includes the early benefit of other mining efficiencies as various team recommendations have been put into effect.
     The rate of ore production at the East Boulder Mine averaged 1,136 and 1,116 tons per day during the third quarter and first nine months of 2009, respectively, compared to an average of 1,158 and 1,259 ore tons per day during the same periods of 2008, respectively. Lower planned production at the East Boulder Mine for 2009 reflected the personnel cutbacks at the East Boulder Mine in conjunction with the fourth quarter 2008 mine restructuring.
     Total mine production strengthened during 2009 relative to the prior year. During the third quarter of 2009, the Company’s mining operations produced a total of 99,200 ounces of palladium and 29,900 ounces of platinum; for the same period in 2008, the mines produced 92,500 ounces of palladium and 27,500 ounces of platinum. For the first nine months of 2009, mine production was 300,900 ounces of palladium and 90,700 ounces of platinum; for the same period last year, the mines produced 289,100 ounces of palladium and 86,100 ounces of platinum. Following the fourth quarter 2008 operational restructuring, the Company’s total staffing at September 30, 2009, was 1,306 employees, 21.1% less than the 1,656 employees a year.
2. Market Development
     The Company has scaled back the level of resources committed toward market development during 2009, but continues to maintain a presence in the Chinese palladium markets and its staff is working contacts in Shanghai, Beijing and Shenzhen. The popularity of palladium as a jewelry metal in China appears to have continued relatively strong during 2009, and investment interest in platinum and palladium, both in China and worldwide, has been a significant price driver during recent months. The Chinese market also absorbs significant volumes of PGMs in its growing automobile output. Chinese automobile production for 2009 is expected to exceed ten million units, probably surpassing U.S. domestic production this year. That will represent a slightly lower rate of increase for the Chinese auto industry than in the past two years but nevertheless a record pace of production. Elsewhere, PGM demand generally has suffered as consumers have scaled back automotive purchases and other discretionary purchases in the tight economic climate. Investment demand for PGMs, both in China and worldwide, appears to have recovered from its decline in last year’s fourth quarter and has been key to the modest but steady recovery in PGM prices thus far in 2009.
     Looking forward, as finances permit, the Company intends to maintain a presence in the Chinese market and will focus additional resources in support of palladium jewelry and fostering new applications for the metal on all fronts. The recycling industry seems to have made significant progress over the past couple of years in facilitating the interchangeability of platinum, palladium and rhodium in automotive catalysis applications. In view of palladium’s lower price, that suggests it may have a competitive advantage in such applications in the future. Emission regulations worldwide also continue to tighten, both in terms of restricting the level of emissions and broadening their application to cover motorcycles and other smaller engines. Over time, this trend also should increase the demand for PGMs.
3. Growth and Diversification
     The Company continues to be concerned with its primary reliance on palladium and platinum. As the Company looks to the future, it recognizes its need to be opportunistic with regard to the potential for growth in order to serve the best interests of its shareholders. The Company continues to monitor opportunities in various mineral development projects, as well as, potential merger or acquisition candidates. This effort to diversity the Company’s operating risk has continued despite the worldwide recession on the theory that additional attractive investment opportunities may open up when market conditions are difficult. The Company is continually seeking appropriate opportunities to diversify its mining and processing operations.
     With this exposure in mind, the Company successfully expanded its recycling operations between 2004 and 2008 into a distinct business segment that became a substantial source of income, reducing the Company’s captive financial reliance on the performance of the mines. The recycling business has utilized surplus capacity within the Company’s smelting and refining facilities to generate additional income, with very little additional facility investment required to support it. The business at times, however, has required a substantial additional investment in working capital, as the Company generally has purchased material as it is received but does not recover value until two or three months later when processing is complete and the final metals are sold. In most cases, the Company sells the metal forward at the time the material is purchased, protecting itself from adverse changes in metals prices during processing.
     The sharp decline in PGM prices late last year spawned an associated decrease in the volumes of recycled material available for processing. This reduction has been broad-based across the recycling industry The Company experienced some losses on its recycling activities during the fourth quarter of 2008, but has continued its involvement in the business — with some adjustments to its business model — in the belief that eventually the business will recover. Overall, the Company’s recycling business remains profitable at current volumes, but at a much reduced level compared to prior years.
     The Company holds minority investments in two small exploration companies that target PGMs and other precious metals. In the past the Company has participated with the respective exploration companies in specific exploration programs. However, at present the Company is not involved in any such programs. Investments in generative exploration projects are inherently long-term and fairly speculative in nature, but they give the Company access to proven exploration teams and some insight into potentially attractive exploration regions.
     The Company also considers various later-stage mineral development projects, as well as potential mergers and acquisitions in an effort to diversify the Company’s financial and operating risk including not only opportunities with PGMs, but also other metals such as gold, silver, copper and nickel with which the Company is well acquainted. The current economic downturn may create additional opportunities in this area as other companies seek similar diversification objectives, access to credit markets is restricted and market values are depressed. Such diversification may be critical in the future in view of the cyclical nature of metals prices.
     Although the Company’s 2009 objectives are based on a continuation of low PGM prices, management has focused its planning on the assumption that PGM market prices will strengthen longer term. Investment interest in PGMs has caused prices to strengthen fairly steadily thus far in 2009, but in the end there can be no fully sustainable recovery in PGM pricing until the economy strengthens sufficiently so that automotive markets recover. Automotive and related demand for platinum and palladium comprises about 60% of the market demand for these metals, so recovery of automotive demand is critical to the supply/demand balance for PGMs.
     However, once the automotive industry begins showing signs of recovery, PGM pricing should react favorably. The potential for substituting palladium for platinum and rhodium in automotive catalytic converters, taken together with increasingly stringent emission control regulations and continuing growth in vehicle demand in the developing world all ultimately should bode well for the Company’s longer-term outlook. This future is not without risks, however, and should the present economic downturn worsen substantially or extend for several years, the Company’s viability could be severely challenged — particularly after the automotive contracts expire.

RESULTS OF OPERATIONS
     Three- month period ended September 30, 2009 compared to the three- month period ended September 30, 2008.
     Revenues Revenues decreased by 55.9% to $112.0 million for the third quarter of 2009, compared to $254.2 million for the third quarter of 2008. The following analysis covers key factors contributing to the decrease in revenues:
SALES AND PRICE DATA

	Three months ended
	September 30,		Increase	Percentage
(in thousands, except for average prices)	2009	2008	(Decrease)	Change

Revenues	$112,004	$254,183	$(142,179)	(56%)

Ounces Sold:
Mine Production:
Palladium (oz.)	101	88	13	15%
Platinum (oz.)	36	23	13	57%

Total	137	111	26	23%

Other PGM Activities: (3)
Palladium (oz.)	20	50	(30)	(60%)
Platinum (oz.)	15	42	(27)	(64%)
Rhodium (oz.)	3	8	(5)	(63%)

Total	38	100	(62)	(62%)

By-products from mining: (4)
Rhodium (oz.)	1	—	1	—
Gold (oz.)	3	2	1	50%
Silver (oz.)	1	2	(1)	(50%)
Copper (lb.)	216	213	3	1%
Nickel (lb.)	240	187	53	28%

Average realized price per ounce (1)
Mine Production:
Palladium ($/oz.)	$360	$409	$(49)	(12%)
Platinum ($/oz.)	$1,174	$1,569	$(395)	(25%)
Combined ($/oz.)(2)	$574	$652	$(78)	(12%)

Other PGM Activities: (3)
Palladium ($/oz.)	$244	$423	$(179)	(42%)
Platinum ($/oz.)	$1,161	$2,018	$(857)	(42%)
Rhodium ($/oz.)	$1,385	$9,097	$(7,712)	(85%)

By-products from mining: (4)
Rhodium ($/oz.)	$1,581	$4,596	$(3,015)	(66%)
Gold ($/oz.)	$973	$852	$121	14%
Silver ($/oz.)	$16	$13	$3	23%
Copper ($/lb.)	$2.44	$3.25	$(0.81)	(25%)
Nickel ($/lb.)	$9.35	$8.84	$0.51	6%

Average market price per ounce (2)
Palladium ($/oz.)	$272	$332	$(60)	(18%)
Platinum ($/oz.)	$1,230	$1,546	$(316)	(20%)
Combined ($/oz.)(2)	$525	$586	$(61)	(10%)

(1)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average of the daily London Metals Exchange PM Fix for the actual months of the period.

(2)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(3)	Ounces sold and average realized price per ounce from other PGM activities relate to ounces produced from processing of catalyst materials and ounces purchased in the open market for re-sale.

(4)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
     Net revenues from sales of mine production were $85.6 million in the third quarter of 2009, compared to $78.0 million for the same period in 2008, a 9.7% increase. The increase in mine production revenues reflects higher quantities of metal sold offset slightly by the lower average realized prices in 2009. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $574 per ounce in the third quarter of 2009, compared to $652 per ounce in the same quarter of 2008. The total quantity of mined metals sold increased by 23.3% to 137,400 ounces in the third quarter of 2009, compared to 111,400 ounces sold during the same time period in 2008.
     Revenues from PGM recycling fell by 84.6% between the third quarter of 2008 and the third quarter of this year, decreasing to $26.2 million in the third quarter of 2009, from $169.8 million for the same period in 2008. The decrease in PGM recycling revenues is a combination of much lower prices realized for PGM sales thus far in 2009 as compared to 2008, and much lower volumes sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $686 per ounce in the third quarter of 2009, down 65.8% from $2,008 per ounce in the third quarter of last year. Recycled ounces sold decreased 56.1% to 37,000 ounces in the third quarter of this year from 84,300 ounces in the third quarter of 2008.
     The Company also purchases PGMs for re-sale from time to time. During the third quarter of 2009, the Company recognized revenue of $0.2 million on a total of 400 ounces of palladium, platinum and rhodium purchased in the open market and re-sold. In the third quarter of 2008, revenue totaled $6.3 million on 15,400 ounces of palladium purchased in the open market and resold.
     Costs of metals sold The Company’s total costs of metals sold (before depreciation, amortization and corporate overhead) decreased to $80.5 million in the third quarter of 2009, from $223.8 million in the third quarter of 2008, a 64.0% decrease. The lower cost in 2009 was driven primarily by significantly lower volumes of recycling material purchased (and the related lower value of the contained metals).
     Volume of ounces sold increased 23% however, the costs of metals sold from mine production decreased to $55.8 million for the third quarter of 2009, compared to $65.5 million for the third quarter of 2008, a 14.8% decrease. The lower costs were driven by several factors, including a lower level of employment, lower fuel and energy prices, improved efficiencies in mining processes, much reduced reliance on contractors, and deferral of some higher-cost mining areas. In the third quarters of 2009 and 2008, the Company recognized a $1.0 million and a $1.2 million lower-of-cost-or-market adjustment to reflect a realizable value of metals lower than costs of inventory, respectively.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the third quarter of 2009 increased to $357 per ounce, compared to $349 per ounce in the third quarter of 2008. This increase was due to much lower recycling credits and lower by-product credits in the third quarter of 2009, compared to last year’s third quarter.
     The costs of metals sold from PGM recycling activities were significantly lower at $24.5 million in the third quarter of 2009, compared to $152.0 million in the third quarter of 2008, representing an 83.9% decrease. Notably lower recycling volumes processed and sold coupled with much lower costs per ton to acquire recycled material contributed to the lower costs of metals sold from PGM recycling activities. In the third quarter of 2008, the Company recognized a $2.2 million lower-of-cost-or-market adjustment to reflect a realizable value of metals lower than cost of inventory.
     The costs of metals sold from sales of a total 400 ounces of palladium, platinum and rhodium acquired for re-sale was $0.2 million in the third quarter of 2009. In comparison, the cost to acquire 15,400 ounces of palladium in the third quarter of 2008 was $6.3 million.

     Production During the third quarter of 2009, the Company’s mining operations produced 129,100 ounces of PGMs, including 99,200 and 29,900 ounces of palladium and platinum, respectively. This is an improvement over the 120,000 ounces of PGMs produced in the third quarter of 2008, including 92,500 and 27,500 ounces of palladium and platinum, respectively. Production at the Stillwater Mine increased 13.5% to 95,100 ounces in the third quarter of 2009, from 83,800 ounces in the third quarter of 2008, while production at the East Boulder Mine decreased by 6.1% to 34,000 ounces from 36,200 ounces over the same period. Total mill recovery rate at the Stillwater Mine increased to 92% for the three- month period ended September 30, 2009, compared to a mill recovery rate of 89% for the same period in 2008.
     Marketing, general and administrative Total marketing, general and administrative expenses in the third quarter of 2009 were $6.8 million, compared to $12.9 million during the third quarter of 2008, a 47.3% decrease. During 2009, the Company scaled back its market development efforts for palladium, largely in support of the Palladium Alliance International, spending $0.4 million on marketing compared to $1.2 million in the third quarter of 2008. In the third quarter of 2008, the Company expensed $1.9 million on various small exploration joint ventures while also recognizing an impairment charge to mark its long- term investments in Pacific North West Capital Corp. and Benton Resources Corp. to current market. The Company had no corresponding charges to its exploration investments in the third quarter of 2009. In the third quarter of 2009 and 2008, the Company recorded a loss on its trade receivables of $0.3 million.
     Interest income and expense Total interest income for the third quarter of 2009 decreased significantly to $0.4 million from $2.9 million in the corresponding quarter of 2008. Over the past several years, the Company has recognized significant amounts of interest income from its recycling operations. Interest earned on recycling volumes in the third quarter of 2009 contributed only $0.2 million to net income in comparison to $2.1 million in the third quarter of 2008. Interest expense in the third quarter of 2009 and 2008 was approximately $1.7 million.
     Other comprehensive income (loss) In the third quarter of 2009 and 2008, other comprehensive income (loss) included a total change in the fair value of available-for-sale investment securities and long-term mutual fund investments of $0.1 million and $0.1 million, respectively.

Nine- month period ended September 30, 2009 compared to the nine- month period ended September 30, 2008.
      Revenues Revenues decreased by 56.6% to $292.6 million for the first nine months of 2009, compared to $673.7 million for the first nine months of 2008. The following analysis covers key factors contributing to the decrease in revenues:
SALES AND PRICE DATA

	Nine months ended
	September 30,		Increase	Percentage
(in thousands, except for average prices)	2009	2008	(Decrease)	Change
Revenues	$292,609	$673,696	$(381,087)	(57%)

Ounces Sold:
Mine Production:
Palladium (oz.)	293	297	(4)	(1%)
Platinum (oz.)	94	85	9	11%

Total	387	382	5	1%

Other PGM Activities: (3)
Palladium (oz.)	50	129	(79)	(61%)
Platinum (oz.)	32	100	(68)	(68%)
Rhodium (oz.)	7	18	(11)	(61%)

Total	89	247	(158)	(64%)

By-products from mining: (4)
Rhodium (oz.)	3	2	1	50%
Gold (oz.)	7	7	—	0%
Silver (oz.)	4	7	(3)	(43%)
Copper (lb.)	604	727	(123)	(17%)
Nickel (lb.)	669	709	(40)	(6%)

Average realized price per ounce (1)
Mine Production:
Palladium ($/oz.)	$362	$424	$(62)	(15%)
Platinum ($/oz.)	$1,089	$1,553	$(464)	(30%)
Combined ($/oz.)(2)	$540	$675	$(135)	(20%)

Other PGM Activities: (3)
Palladium ($/oz.)	$264	$425	$(161)	(38%)
Platinum ($/oz.)	$1,101	$1,776	$(675)	(38%)
Rhodium ($/oz.)	$2,278	$8,168	$(5,890)	(72%)

By-products from mining: (4)
Rhodium ($/oz.)	$1,379	$8,263	$(6,884)	(83%)
Gold ($/oz.)	$941	$899	$42	5%
Silver ($/oz.)	$14	$16	$(2)	(13%)
Copper ($/lb.)	$1.94	$3.34	$(1.40)	(42%)
Nickel ($/lb.)	$7.41	$11.23	$(3.82)	(34%)

Average market price per ounce (2)
Palladium ($/oz.)	$236	$405	$(169)	(42%)
Platinum ($/oz.)	$1,143	$1,810	$(667)	(37%)
Combined ($/oz.)(2)	$456	$717	$(261)	(36%)

(1)	The Company’s average realized price represents revenues, which include the effect of contract floor and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average of the daily London Metals Exchange PM Fix for the actual months of the period.

(2)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(3)	Ounces sold and average realized price per ounce from other PGM activities relate to ounces produced from processing of catalyst materials and ounces purchased in the open market for re-sale.

(4)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
     Net revenues from sales of mine production were $226.7 million in the first nine months of 2009, compared to $290.7 million for the same period in 2008, a 22.0% decrease. The decrease in mine production revenues reflects slightly higher sales volumes which were not enough to offset the effects of lower average realized prices in 2009. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $540 per ounce in the first nine months of 2009, compared to $675 per ounce in the same period of 2008. The total quantity of mined metals sold increased by 1.6% to 387,700 ounces in the first nine months of 2009, compared to 381,600 ounces sold during the same time period in 2008.
     Revenues from PGM recycling fell by 83.5% between the first nine months of 2009 and the same period in 2008, decreasing to $60.2 million in the first nine months of 2009, from $364.4 million for the same period in 2008. The decrease in PGM recycling revenues is a combination of much lower prices realized for PGM sales thus far in 2009 as compared to 2008, and much lower volumes sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $784 per ounce in the first nine months of 2009, down 55.8% from $1,773 per ounce in the first nine months of last year. Recycled ounces sold decreased 64.3% to 73,100 ounces in the first nine months of this year from 204,700 ounces in the same period of 2008.
     The Company also purchases PGMs for re-sale from time to time. During the first nine months of 2009, the Company recognized revenue of $5.8 million on 12,600 ounces of palladium 2,900 ounces of platinum and a trace amount of rhodium purchased in the open market and re-sold. In the first nine months of 2008, revenue from such sales totaled $18.6 million on 42,800 ounces of palladium purchased in the open market and resold.
     Costs of metals sold The Company’s total costs of metals sold (before depreciation, amortization, and corporate overhead) decreased to $218.2 million for the first nine months of 2009, from $563.0 million for the same period of 2008, a 61.2% decrease. The lower cost in 2009 was driven primarily by significantly lower volumes of recycling material purchased (and the related lower value of the contained metals).
     Volume of ounces sold were similar however, the costs of metals sold from mine production were $156.8 million for the first nine months of 2009, compared to $207.7 million for the same period of 2008, a 24.5% decrease. As with the third quarter, most of the decrease was attributable to a lower level of employment, lower fuel and energy prices, improved efficiencies in mining processes, much reduced reliance on contractors and deferral of some higher-cost mining areas. The Company recognized a $6.6 million and a $1.2 million lower-of-cost-or-market adjustment to reflect a realizable value of metals lower than cost of inventory for the nine- month periods ended September 30, 2009 and 2008, respectively. As a result of the decrease in the costs of metals sold, the total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the first nine months of 2009 decreased to $363 per ounce, compared to $377 per ounce in the same period of 2008.
     The costs of metals sold from PGM recycling activities were $55.7 million in the first nine months of 2009, compared to $336.8 million in the same period of 2008, an 83.5% decrease. Lower recycling volumes processed and sold coupled with much lower costs per ton to acquire recycled material contributed to the lower costs of metals sold from PGM recycling activities. The Company also recognized a $4.3 million and a $2.2 million lower-of-cost-or-market adjustment to reflect a realizable value of metals lower than cost of inventory for the nine- month periods ended September 30, 2009 and 2008, respectively.
     The costs of metals sold from sales of 12,600 ounces of palladium 2,900 ounces of platinum and a trace amount of rhodium acquired for re-sale was $5.7 million in the first nine months of 2009. In comparison, the cost to acquire 42,800 ounces of palladium in the first nine months of 2008 was $18.5 million.
     Production During the first nine months of 2009, the Company’s mining operations produced 391,600 ounces of PGMs, including 300,900 and 90,700 ounces of palladium and platinum, respectively. This is more than the 375,200 ounces of PGMs produced in the same period of 2008, including 289,100 and 86,100 ounces of palladium and platinum, respectively. Production at the Stillwater Mine increased 13.1% to 291,000 ounces in the first nine months of 2009, from 257,200 ounces in the same period of 2008, while production at the East Boulder Mine decreased by 14.7% or 100,600 ounces from 118,000 ounces over the same period. The overall higher production in the first nine months of 2009 is reflected by the performance improvement at the Stillwater Mine offset in part by the scaling back of operations at the East Boulder Mine. Total mill recovery rate at the Stillwater Mine increased to 92% for the nine- month period ended September 30, 2009, compared to a mill recovery rate of 90% for the same period in 2008.
     Marketing, general and administrative Total marketing, general and administrative expenses in the first nine months of 2009 were $20.4 million, compared to $30.9 million during the same period of 2008, a 34.0% decrease. During the first nine months of 2009, the Company scaled back its market development efforts for palladium, largely in support of the Palladium Alliance International, spending $1.6 million on marketing compared to $4.9 million in the same period of 2008. The Company also recorded an impairment charge of $0.1 million to mark long-term investments in Pacific North West Capital Corp. and Benton Resources Corp. to market in the first nine months of 2009; a corresponding charge for the same period in 2008 was $3.0 million. The Company also recorded a loss on its trade receivables of $0.6 million and a write down of $0.5 million on advances for inventory purchases in the first nine months of 2009. Exploration expense for the first nine months of 2008 was $2.4 million with no corresponding exploration expense in the same period of 2009.
     Interest income and expense Total interest income for the first nine months of 2009 decreased significantly to $1.5 million from $8.9 million in the first nine months of 2008. Over the past several years, the Company has recognized significant amounts of interest income from its recycling operations. Interest earned on recycling volumes in the first nine months of 2009 contributed only $0.5 million to net income in comparison to $5.8 million in the same period of 2008. Interest expense in the first nine months of 2009 was $5.2 million, compared to $8.0 million in the same period of 2008, which included a non-cash write-off of $2.2 million in unamortized financing charges upon retiring the bank credit facility in March 2008.
     Other comprehensive income (loss) In the first nine months of 2009 and 2008, other comprehensive income (loss) included a total change in the fair value of available-for-sale investment securities and long-term mutual fund investments of $0.1 million and $0.6 million, respectively. For the same period of 2008, other comprehensive income (loss) also included a change in fair value of derivatives of $6.3 million reduced by $12.8 million in hedging loss recognized in current earnings.
LIQUIDITY AND CAPITAL RESOURCES
     For the third quarter of 2009, net cash provided by operating activities was $31.7 million. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products and by-products, cash costs of production, and the level of PGM production from the mines. Mining productivity rates and ore grades in turn can affect both PGM production and cash costs of production. Net cash flow from operations also includes changes in non-cash working capital, including changes to inventories and advances.
     Recycling working capital requirements decreased by $2.5 million during the third quarter, reflecting flat or slightly declining recycling feed volumes for the period. Earnings before interest, income taxes, depreciation and amortization (EBITDA) was $24.3 million. So EBITDA plus the decrease in recycling inventories and advances during the third quarter together more than accounted for the $24.7 million increase in available cash and short-term securities.
     At the PGM price levels prevailing at September 30, 2009, absent separate hedging arrangements, a change in the price of platinum generally would flow through almost dollar-for-dollar to cash flow from operations, subject only to (1) price ceilings on 14% of the mines’ platinum production to be sold under the Company’s long-term sales contracts, and (2) certain costs — severance taxes and royalties on mine production — which adjust upward or downward with market prices. The combined effect of these price constraints, taxes and royalties would be to absorb approximately ten percent of the gross realization on sales of mined platinum at recent price levels. Above the contractual floor prices for palladium, a change in the market price of palladium would flow through directly to cash flow from operations, subject only to offsets for severance taxes and royalties and a small discount to the market price.
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
     Changes in the cash costs of production generally flow through dollar-for-dollar into cash flow from operations. A reduction due to grade in total mine production of 10%, or about 50,000 palladium and platinum ounces per year, would reduce cash flow from operations by an estimated $24 million per year at the price and cost levels prevailing at September 30, 2009. Because the Company at these PGM price levels is working to remain cash neutral, any substantial and continuing reduction in PGM market prices could require additional operating changes and perhaps a suspension of operations at the East Boulder Mine.
     Net cash used in investing activities was $5.0 million in the third quarter of 2009, comprised of $7.1 million of capital expenditures partially offset by $2.1 million of proceeds from maturing investments and asset sales. In the same period of 2008, investing activities consumed $42.9 million, of cash, including $21.7 million of capital expenditures, a net $20.7 million increase in highly liquid short-term investments, $0.6 million of long-term investments purchases and $0.1 million in cash proceeds from the disposal of property, plant and equipment.
     There were no financing transactions recorded during the third quarter of 2009. Subsequent to the end of the 2009 third quarter, the Company concluded a transaction with an unaffiliated third-party bondholder for the exchange of approximately 1.8 million newly issued common shares for $15 million principal amount of its outstanding 1.875% convertible debentures maturing in 2028. The repurchased debentures have been retired. Although the exchange was economically advantageous, the Company accounted for the transaction as an “induced conversion,” which will result in a fourth quarter non-cash transaction loss of approximately $8.1 million. An induced conversion is a transaction in which the conversion privileges in a convertible debt instrument are changed or additional consideration is paid to debt holders for the purpose of inducing prompt conversion of the debt to equity securities.
     The Company ended the 2009 third quarter with unrestricted cash and cash equivalents of $181.1 million, up from $161.8 million at the beginning of 2009 and up from $154.4 million at the end of the June. If highly liquid short-term investments are included, available liquidity was $200.1 million at September 30, 2009, up from $181.8 million at the end of last year and $175.4 million at the beginning of the third quarter. Both the quarter and the year-to-date cash performance have benefited from strong cash flow from operations, reflecting the recovery in metals prices accompanied by significantly improved cost performance at the mines.
     Despite the Company’s relatively strong third quarter performance from a cash perspective, if the market price of PGMs should fall further or remain below production costs for a sustained period, the Company could sustain significant cash losses and, under certain circumstances, there could be additional curtailments or suspension of some or all mining, processing and development activities. The Company continues to assess the economic impact of PGM prices on operations and on its overall stoping and development options. A continuing low-price environment for PGMs could lead to impairment of the Company’s mining assets and have an adverse impact on the Company’s future cash flows, earnings, results of operations, stated reserves, financial condition, and its ability to repay debt.
     The Company does not currently have any backup lines of credit in place. While management has explored securing such a facility, the terms available to the Company are not especially compelling in the present economic climate. While the lack of such credit lines may create vulnerability for the Company, management believes that under present circumstances the Company’s liquidity is adequate to support its existing business operations.

CONTRACTUAL OBLIGATIONS
     The Company is obligated to make future payments under various contracts such as its debt agreements. The following table represents significant contractual cash obligations and other commercial commitments and the related interest payments as of September 30, 2009:

(in thousands)	2009(1)	2010	2011	2012	2013	Thereafter	Total

Convertible debentures (3)	$—	$—	$—	$—	$166,500	$—	$166,500
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	76	303	303	297	264	233	1,476
Asset retirement obligations	—	—	—	—	—	96,713	96,713
Payments of interest (2)	1,213	5,522	5,522	5,522	3,961	15,600	37,340
Other noncurrent liabilities	—	10,856	—	—	—	—	10,856

Total	$1,289	$16,681	$5,825	$5,819	$170,725	$142,546	$342,885

(1)	Amounts represent cash obligations for October—December 2009.

(2)	Interest payments on the convertible debentures noted in the above table are calculated up to March 15, 2013, the date the holders of the debentures can exercise their put option.

(3)	On October 2, 2009, the Company converted $15.0 million of its convertible debentures into common shares of the Company’s stock.
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
CRITICAL ACCOUNTING POLICIES
     The Company’s critical accounting policies are discussed in detail in the Company’s 2008 Annual Report on Form 10-K. The Company made no changes to its critical accounting policies in the first nine months of 2009.

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
OPERATING AND COST DATA FOR MINE PRODUCTION

Consolidated:
Ounces produced (000)
Palladium	99	93	301	289
Platinum	30	27	91	86

Total	129	120	392	375

Tons milled (000)	277	265	811	788
Mill head grade (ounce per ton)	0.50	0.49	0.52	0.50
Sub-grade tons milled (000) (1)	24	36	69	121
Sub-grade tons mill head grade (ounce per ton)	0.21	0.17	0.19	0.17
Total tons milled (000) (1)	301	301	880	909
Combined mill head grade (ounce per ton)	0.48	0.45	0.49	0.46
Total mill recovery (%)	91	89	91	90
Total operating costs per ounce (Non-GAAP) (2)	$302	$296	$311	$304
Total cash costs per ounce (Non-GAAP) (2)	$357	$349	$363	$377
Total production costs per ounce (Non-GAAP) (2)	$502	$519	$499	$539
Total operating costs per ton milled (Non-GAAP) (2)	$130	$118	$138	$125
Total cash costs per ton milled (Non-GAAP) (2)	$153	$139	$161	$156
Total production costs per ton milled (Non-GAAP) (2)	$215	$207	$222	$223

Stillwater Mine:
Ounces produced (000)
Palladium	73	65	223	197
Platinum	22	19	68	60

Total	95	84	291	257

Tons milled (000)	184	172	545	498
Mill head grade (ounce per ton)	0.55	0.53	0.57	0.55
Sub-grade tons milled (000) (1)	12	22	34	67
Sub-grade tons mill head grade (ounce per ton)	0.23	0.15	0.19	0.15
Total tons milled (000) (1)	196	194	579	565
Combined mill head grade (ounce per ton)	0.53	0.49	0.55	0.51
Total mill recovery (%)	92	89	92	90
Total operating costs per ounce (Non-GAAP) (2)	$292	$280	$301	$281
Total cash costs per ounce (Non-GAAP) (2)	$344	$331	$349	$351
Total production costs per ounce (Non-GAAP) (2)	$481	$475	$473	$488
Total operating costs per ton milled (Non-GAAP) (2)	$142	$121	$151	$128
Total cash costs per ton milled (Non-GAAP) (2)	$167	$143	$175	$160
Total production costs per ton milled (Non-GAAP) (2)	$233	$205	$238	$222

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
OPERATING AND COST DATA FOR MINE PRODUCTION (Continued)

East Boulder Mine:
Ounces produced (000)
Palladium	26	28	78	92
Platinum	8	8	23	26

Total	34	36	101	118

Tons milled (000)	93	93	266	290
Mill head grade (ounce per ton)	0.39	0.41	0.40	0.42
Sub-grade tons milled (000) (1)	12	14	35	54
Sub-grade tons mill head grade (ounce per ton)	0.20	0.20	0.19	0.18
Total tons milled (000) (1)	105	107	301	344
Combined mill head grade (ounce per ton)	0.37	0.38	0.38	0.39
Total mill recovery (%)	89	89	89	90
Total operating costs per ounce (Non-GAAP) (2)	$329	$332	$341	$352
Total cash costs per ounce (Non-GAAP) (2)	$391	$392	$404	$432
Total production costs per ounce (Non-GAAP) (2)	$562	$622	$572	$653
Total operating costs per ton milled (Non-GAAP) (2)	$107	$112	$114	$121
Total cash costs per ton milled (Non-GAAP) (2)	$127	$132	$135	$148
Total production costs per ton milled (Non-GAAP) (2)	$182	$210	$191	$224

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, where noted)	2009	2008	2009	2008
SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium (oz.)	101	88	293	297
Platinum (oz.)	36	23	94	85

Total	137	111	387	382

Other PGM activities: (5)
Palladium (oz.)	20	50	50	129
Platinum (oz.)	15	42	32	100
Rhodium (oz.)	3	8	7	18

Total	38	100	89	247

By-products from mining: (6)
Rhodium (oz.)	1	—	3	2
Gold (oz.)	3	2	7	7
Silver (oz.)	1	2	4	7
Copper (lb.)	216	213	604	727
Nickel (lb.)	240	187	669	709

Average realized price per ounce (3)
Mine production:
Palladium ($/oz.)	$360	$409	$362	$424
Platinum ($/oz.)	$1,174	$1,569	$1,089	$1,553
Combined ($/oz)(4)	$574	$652	$540	$675

Other PGM activities: (5)
Palladium ($/oz.)	$244	$423	$264	$425
Platinum ($/oz.)	$1,161	$2,018	$1,101	$1,776
Rhodium ($/oz)	$1,385	$9,097	$2,278	$8,168

By-products from mining: (6)
Rhodium ($/oz.)	$1,581	$4,596	$1,379	$8,263
Gold ($/oz.)	$973	$852	$941	$899
Silver ($/oz.)	$16	$13	$14	$16
Copper ($/lb.)	$2.44	$3.25	$1.94	$3.34
Nickel ($/lb.)	$9.35	$8.84	$7.41	$11.23

Average market price per ounce (4)
Palladium ($/oz.)	$272	$332	$236	$405
Platinum ($/oz.)	$1,230	$1,546	$1,143	$1,810
Combined ($/oz)(4)	$525	$586	$456	$717

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment write-down’s, gain or loss on disposal of property, plant and equipment, restructuring costs and interest income and expense are not included in total operating costs, total cash costs or total production costs. Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Costs of Revenues” and the accompanying discussion for additional detail.

(3)	The Company’s average realized price represents revenues, which include the effect of contract floor, and ceiling prices, hedging gains and losses realized on commodity instruments and contract discounts, divided by ounces sold. The average market price represents the average London PM Fix for the actual months of the period.

(4)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(5)	Ounces sold and average realized price per ounce from other PGM activities relate to ounces produced from processing of catalyst materials and ounces purchased in the open market for re-sale.

(6)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
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
     Total Costs of Revenues: For the Company as a whole, this measure is equal to total costs of revenues, as reported in the Statement of Operations and Comprehensive Income (Loss). For the Stillwater Mine, East Boulder Mine, and other PGM activities, the Company segregates the expenses within total costs of revenues that are directly associated with each of these activities and then allocates the remaining facility costs included in total cost of revenues in proportion to the monthly volumes from each activity. The resulting total costs of revenues measures for the Stillwater Mine, East Boulder Mine and other PGM activities are equal in total to total costs of revenues as reported in the Company’s Statement of Operations and Comprehensive Income (Loss).
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
Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$39,007	$35,487	$121,754	$113,869
Royalties, taxes and other	7,079	6,385	20,383	27,444

Total cash costs (Non-GAAP)	$46,086	$41,872	$142,137	$141,313
Asset retirement costs	153	223	450	657
Depreciation and amortization	18,504	18,953	52,667	61,347
Depreciation and amortization (in inventory)	79	1,212	22	(907)

Total production costs (Non-GAAP)	$64,822	$62,260	$195,276	$202,410
Change in product inventories	1,126	3,112	(2,527)	18,774
Costs of recycling activities	24,482	151,967	55,661	336,805
Recycling activities — depreciation	45	48	134	144
Add: Profit from recycling activities	1,923	19,935	4,902	33,256

Total consolidated costs of revenues (2)	$92,398	$237,322	$253,446	$591,389

Stillwater Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$27,817	$23,488	$87,454	$72,309
Royalties, taxes and other	4,953	4,210	13,997	18,040

Total cash costs (Non-GAAP)	$32,770	$27,698	$101,451	$90,349
Asset retirement costs	128	163	377	479
Depreciation and amortization	12,524	10,943	35,306	34,742
Depreciation and amortization (in inventory)	288	958	607	(177)

Total production costs (Non-GAAP)	$45,710	$39,762	$137,741	$125,393
Change in product inventories	651	(3,964)	(4,716)	236
Add: Profit from recycling activities	1,420	13,021	3,649	23,578

Total costs of revenues	$47,781	$48,819	$136,674	$149,207

East Boulder Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$11,190	$12,000	$34,300	$41,561
Royalties, taxes and other	2,126	2,175	6,386	9,404

Total cash costs (Non-GAAP)	$13,316	$14,175	$40,686	$50,965
Asset retirement costs	25	60	73	178
Depreciation and amortization	5,980	8,010	17,361	26,605
Depreciation and amortization (in inventory)	(209)	254	(585)	(730)

Total production costs (Non-GAAP)	$19,112	$22,499	$57,535	$77,018
Change in product inventories	232	1,207	(3,552)	(780)
Add: Profit from recycling activities	503	6,914	1,253	9,678

Total costs of revenues	$19,847	$30,620	$55,236	$85,916

Other PGM activities: (1)
Reconciliation to costs of revenues:
Change in product inventories	$243	$5,868	$5,741	$19,317
Recycling activities — depreciation	45	48	134	144
Costs of recycling activities	24,482	151,967	55,661	336,805

Total costs of revenues	$24,770	$157,883	$61,536	$356,266

(1)	Other PGM activities include recycling and other.

(2)	Revenue from the sale of mined by-products is credited against gross production costs for Non-GAAP presentation. Revenue from the sale of mined by-products is reported on the Company’s financial statements as mined revenue and is included in consolidated costs of revenues. Total costs of revenues in the above table have been reduced by approximately $6.7 million and $5.5 million for the third quarter of 2009 and 2008, respectively, and $17.5 million and $33.1 million for the nine- month periods ended September 30, 2009 and 2008, respectively.
Note:	Costs and profits from recycling activities have been revised to include a reduction of recycling rhodium costs of $0.4 million for the three- month period ended September 30, 2008 and additional recycling rhodium costs of $0.8 million for the nine- month period ended September 30, 2008. See Note 3 “Correction of Immaterial Error” to the Company’s 2008 Annual Report on Form 10-K for additional information.
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
     The Company has long-term sales contracts with Ford and until July 22, 2009, GM. The contracts together covered significant portions of the Company’s mined PGM production through December 2012 and stipulated floor and ceiling prices for some of the covered production. The Company from time to time also purchases platinum and rhodium in the open market for re-sale under various supply arrangements.
     The recent loss of the Company’s GM supply agreement and the upcoming expiration of Ford’s PGM supply contract with the Company at the end of 2010 have highlighted the importance to the Company of the above-market pricing provisions in its automotive contracts during periods of relatively low PGM prices. At market prices for palladium below the contractual minimums, floor prices take affect that support the price received for mined palladium sales. Similarly, the Company is subject to a ceiling price on 14% of its mined platinum production. Considering the price and production levels prevailing at September 30, 2009, if the Company had not realized the net benefit of the floors and ceilings in the automobile contracts, the Company would have expected to realize, in the third quarter of 2009, about $272 per ounce on sales of palladium at market price instead of the average $360 per ounce actually realized and $1,230 per ounce of platinum instead of the average $1,174 per ounce actually realized.
     The Company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. The Company concluded that the related carrying amounts of its assets were recoverable and there was no asset impairment at September 30, 2009.
     The Company from time to time enters into fixed forward sales and financially settled forward sales transactions that may or may not be accounted for as cash-flow hedges to mitigate the price risk in its PGM recycling and mine production activities. In the fixed forward transactions, normally metals contained in the spent catalytic materials are sold forward at the time the materials are purchased and are delivered against the fixed forward contracts when the finished ounces are recovered. These transactions require physical delivery of metal and cannot settle net. Consequently, the Company accounts for these forward sales commitments related to purchases of recycled material as normal purchases and sales. Sales of metals from PGM recycling are sold forward on the pricing date and subsequently are physically delivered against the forward sales commitments when the ounces are recovered. These forward sales commitments typically have terms of three months or less; all of the transactions open at September 30, 2009, will settle at various periods through February 2010.
     Under financially settled forwards, at each settlement date, the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. The Company’s financially settled forwards are settled at maturity. Financially settled forward sales may be used as a mechanism to offset fluctuations in metal prices associated with future production in circumstances where the Company elects to retain control of the final disposition of the metal. In the past, the Company generally has accounted for financially settled forward transactions on metals produced from the mines as cash flow hedges. However, for financially settled forward contracts covering recycling production the Company has elected not to apply hedge accounting treatment to these transactions and so has marked these transactions to market in each accounting period. The realized and unrealized gains or losses are recognized in net income in each period. See Note 3, “Derivative Instruments” to the Company’s Third Quarter 2009 unaudited financial statements for further information. As of September 30, 2009 and 2008, the Company was not party to any financially settled forward agreements.
Interest Rate Risk
     As of September 30, 2009, all of the Company’s outstanding debt was subject to fixed rates of interest. Interest income on payments to the Company’s recycling suppliers is generally linked to short-term inter-bank rates.
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

(b) Internal Control Over Financial Reporting.
     In reviewing internal control over financial reporting as of September 30, 2009, management determined that during the third quarter of 2009 there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     On June 1, 2009, General Motors Corporation, filed for bankruptcy protection. The filing had been widely anticipated, and at the time of the filing, the Company had no receivables outstanding with General Motors. Subsequently, however, General Motors filed a petition with the bankruptcy court seeking to reject its executory contract with the Company, effective July 7, 2009. The Company in turn filed an objection with the court to the General Motors petition on July 16, 2009. Following a hearing in bankruptcy court on July 22, 2009, the court approved the General Motors petition, thereby nullifying the Company’s supply agreement, which was scheduled to expire on December 31, 2012 with retroactive effect from July 7, 2009. The Company is in the process of preparing a proof of claim (damages) which will be submitted on or before the filing deadline of November 30, 2009. No appeal was filed.
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

STILLWATER MINING COMPANY (Registrant)
Date: November 6, 2009	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2009	By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, dated, November 6, 2009

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, dated, November 6, 2009

32.1	Section 1350 Certification, dated, November 6, 2009

32.2	Section 1350 Certification, dated, November 6, 2009