Form 10-K
period 2009-12-31
STILLWATER MINING CO /DE/
filed 2010-02-26
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2009.
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). ☐ YES ☑ NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES ☑ NO
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ YES ☑ NO
As of June 30, 2009, assuming a price of $5.71 per share, the closing sale price on the New York Stock Exchange, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates was approximately $246,638,237.
As of February 23, 2010, the Company had outstanding 97,151,324 shares of common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders.

GLOSSARY

GLOSSARY OF SELECTED MINING TERMS
The following is a glossary of selected mining terms used in the Form 10-K that may be technical in nature:

Adit	A horizontal tunnel or drive, open to the surface at one end, which is used as an entrance to a mine.

Anorthosite	Igneous rock composed almost wholly of the mineral plagioclase feldspar.

Assay	The analysis of the proportions of metals in ore, or the testing of an ore or mineral for composition, purity, weight, or other properties of commercial interest.

Catalysts	Catalysts are materials that facilitate one or more chemical reactions without being consumed in the reaction themselves. As referenced in this report, platinum-group metals serve as catalysts within the catalytic converters used in automotive exhaust and pollution control systems and, where so indicated, within similar applications in petroleum refining or other chemical processes.

Close-spaced drilling	The drilling of holes designed to extract representative samples of rock in a target area.

Concentrate	A mineral processing product that generally describes the material that is produced after crushing and grinding ore effecting significant separation of gangue (waste) minerals from the metal and/or metal minerals, and discarding the waste and minor amounts of metal and/or metal minerals. The resulting “concentrate” of metal and/or metal minerals typically has an order of magnitude higher content of metal and/or metal minerals than the beginning ore material.

Crystallize	Process by which matter becomes crystalline (solid) from a gaseous, fluid or dispersed state. The separation, usually from a liquid phase on cooling, of a solid crystalline phase.

Cut-off grade	The lowest grade of mineralized material that qualifies as ore in a given deposit. The grade above which minerals are considered economically mineable considering the following parameters: estimates over the relevant period of mining costs, ore treatment costs, smelting and refining costs, process and refining recovery rates, royalty expenses, by-product credits, general and administrative costs, and PGM prices.

Decline	A gently sloped underground excavation constructed for purposes of moving mobile equipment, materials, supplies or personnel from surface openings to deeper mine workings or as an alternative to hoisting in a shaft for mobilization of equipment and materials between mine levels.

Dilution	An estimate of the amount of waste or low-grade mineralized rock which will be mined with the ore as part of normal mining practices in extracting an ore body.

Drift	A major horizontal access tunnel used for the transportation of ore or waste.

Ductility	Property of a solid material that undergoes more or less plastic deformation before it ruptures. The ability of a material to stretch without fracturing.

Fault	A geologic fracture or a zone of fractures along which there has been displacement of the sides relative to one another parallel to the fracture.

Filter cake	The PGM-bearing product that is shipped from the base metal refinery, as the Company’s final product, to a third-party toll refinery for the final extractive stages in the refining process.

Footwall	The underlying side of a fault, ore body, or mine working; especially the wall rock beneath an inclined vein, fault, or reef.

Gabbro rocks (See Mafic/Ultramafic)	A group of dark-colored igneous rocks composed primarily of the minerals plagioclase feldspar and clinopyroxene, with minor orthopyroxene.

Gangue material	The non-metalliferous or waste metalliferous mineral in the ore.

Grade	The average metal content, as determined by assay of a volume of ore. For precious metals, grade is normally expressed as troy ounces per ton of ore or as grams per metric tonne of ore.

Hanging wall	The overlying side of a fault, ore body, or mine working; especially the wall rock above an inclined vein, fault, or reef. (Compare “footwall.”)

Hoist	See shaft

Jackleg drill	A manually operated rock drill, generally powered by compressed air, used to drill holes for blasting rock and to install ground support hardware.

Lenticular-shaped	Resembling in shape the cross section of a double-convex lens.

Load-haul-dump	A vehicle used underground to scoop up mined material and move it to a central collection or discharge point. Generally called an “LHD” by miners.

Lode claims	Claims to the mineral rights along a lode (vein) structure of mineralized material on Federal land; typically in the U.S. lode claims are 1,500 feet in length and 600 feet wide along the trend of the mineralized material.

Mafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in addition to lighter-colored feldspars.

Matrix	The finer-grained material between the larger particles of a rock or the material surrounding mineral particles.

Mill	A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to effect recovery of the pure metal. Term used interchangeably with concentrator.

Mill site claims	Claiming of Federal land for mill site purposes or other operations connected with mining lode claims. Used for nonmineralized land not necessarily contiguous with the vein or lode.

Mineral beneficiation	A treatment process separating the valuable minerals from the host material.

Mineralization	The concentration of metals and their compounds in rocks, and the processes involved therein.

Mineralized material	A mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a general estimate of available tonnage and average grade of metals. Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

Mouat Agreement	Mining and Processing Agreement dated March 16, 1984 regarding the Mouat family. The Mouat royalty stems back to the formation of Stillwater Mining Company at which time claims staked by the Mouats’ forebears in 1876 were leased to Stillwater Mining Company.

Net smelter royalty	A share of revenue paid by the Company to the owner of a royalty interest generally calculated based on the imputed value of the PGM concentrate delivered to the smelter. At Stillwater Mining Company, royalties are calculated on the mineral production subject to each royalty as a percentage of the revenue received by the Company after deducting treatment, refining and transportation charges paid to third parties, and certain other costs incurred in connection with processing the concentrate at the Columbus smelter.

Norite	Coarse-grained igneous rock composed of the minerals plagioclase feldspar and orthopyroxene.

Ore	That part of a mineral deposit which could be economically and legally extracted or produced at the time of reserve determination.

Outcrop	The part of a rock formation that appears at the earth’s surface often protruding above the surrounding ground.

PGM	The platinum group metals collectively and in any combination of palladium, platinum, rhodium, ruthenium, osmium, and iridium. Reference to PGM grades for the Company’s mine operations include measured quantities of palladium and platinum only. References to PGM grades associated with recycle materials typically include palladium, platinum and rhodium.

PGM rich matte	Matte is an intermediate product of smelting; an impure metallic sulfide mixture made by melting sulfide ore concentrates. PGM rich matte is a matte with an elevated level of platinum group metals.

Probable (indicated) reserves	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Proven (measured) reserves	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

Recovery	The percentage of contained metal actually extracted from ore in the course of processing such ore.

Reef	A layer precipitated within the Stillwater Layered Igneous Complex enriched in platinum group metal-bearing minerals, chalcopyrite, pyrrhotite, pentlandite, and other sulfide materials. The J-M Reef, which the Company mines, occurs at a regular stratigraphic position within the Stillwater Complex. Note: this use of “reef” is uncommon and originated in South Africa where it is used to describe the PGM-bearing Merensky, UG2, and other similar layers in the Bushveld Complex.

Refining	The final stage of metal production in which residual impurities are removed from the metal.

Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Recycling materials	Spent PGM-bearing materials collected for reprocessing from automotive, petroleum, chemical, medical, food and other catalysts. Additionally, PGMs for recycling may be sourced from scrap electronics and thermocouples, old jewelry and materials used in manufacturing glass.

Shaft	A vertical or steeply inclined excavation for the purposes of opening and servicing an underground mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

Slag	Slag is a nonmetallic product resulting from the mutual dissolution of flux and nonmetallic impurities during smelting. A silica rich slag is a smelting slag that contains a relatively high level of silica.

Sill	(1) With respect to a mine opening, the base or floor of the excavated area (stope); (2) With respect to intrusive rock, a tabular intrusive unit that is conformable with surrounding rock layers.

Slusher	(1) An electric double-drum winch with two steel ropes attached to an open-bottomed scoop that transports (drags) ore from the rock face to a loading point, where the ore is discharged. (2) A very selective mining method in which small ore stopes are mined using a slusher.

Smelting	Heating ore or concentrate material with suitable flux materials at high temperatures creating a fusion of these materials to produce a melt consisting of two layers with a slag of the flux and gangue (waste) minerals on top and molten impure metals below. This generally produces an unfinished product (matte) requiring refining.

Sponge	A granular (shot) form of PGM. Commonly, the form required for manufacture of many PGM-based chemicals and catalysts.

Stope	A localized area of underground excavation from which ore is extracted.

Strike	The course, direction or bearing of a vein or a layer of rock.

Tailings	That portion of the mined material that remains after the valuable minerals have been extracted.

Tolling	Processing of material owned by others for a fee without taking title to the material.

Troy ounce	A unit measure used in the precious metals industry. A troy ounce is equal to 31.10 grams. The amounts of palladium and platinum produced and/or sold by the Company are reported in troy ounces. There are 12 troy ounces to a troy pound.

Ultramafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in the absence of significant lighter-colored feldspars.

Vein	A mineralized zone having regular development in length, width and depth that clearly separates it from neighboring rock.

Wall rock	The rock adjacent to, enclosing, or including a vein, layer, or dissemination of ore minerals. See “Hanging wall” and “Footwall” above.

PART I
ITEMS 1, 1A, AND 2
BUSINESS, RISK FACTORS AND PROPERTIES
INTRODUCTION AND 2009 HIGHLIGHTS
     Stillwater Mining Company (the Company) is engaged in the development, extraction, processing, refining and marketing of palladium, platinum and associated metals (platinum group metals or PGMs) from a geological formation in south central Montana known as the J-M Reef and from the recycling of spent catalytic converters. The J-M Reef is the only known significant primary source of platinum group metals inside the United States and one of the significant resources outside South Africa and Russia. Associated by-product metals at the Company’s operations include significant amounts of nickel and copper and minor amounts of gold, silver and rhodium. The J-M Reef is a narrow but extensive mineralized zone containing PGMs, which has been traced over a strike length of approximately 28 miles.
     The Company conducts mining operations at the Stillwater Mine near Nye, Montana and at the East Boulder Mine near Big Timber, Montana. Ore extraction at both mines takes place within the J-M Reef. The Company operates concentrating plants at each mining operation to upgrade the mined production into a concentrate form. The Company operates a smelter and base metal refinery at Columbus, Montana which further upgrade the mined concentrates into a PGM-rich filter cake. The filter cake is shipped to third-party custom refiners for final refining before being sold to third parties.
     Besides processing mine concentrates, the Company also recycles spent catalyst material at the smelter and base metal refinery to recover the contained PGMs — palladium, platinum and rhodium. The Company currently has catalyst sourcing arrangements with two suppliers and spot arrangements with other suppliers who ship spent catalysts to the Company for processing to recover the PGMs. The Company smelts and refines the spent catalysts within the same process stream as for the mined production.
     The Company has a sales agreement with Ford Motor Company (Ford) and had an agreement, until July 2009, with General Motors Corporation (GM) to supply PGMs from the mines for use in automotive catalytic converters. On July 22, 2009, as part of the GM bankruptcy proceedings, the bankruptcy court approved a GM petition to reject its obligations under the Company’s supply agreement, thereby nullifying the agreement with retroactive effect from July 7, 2009. The GM supply agreement was scheduled to expire on December 31, 2012. The sales agreement with Ford Motor Company will expire at the end of 2010.
     PGMs are rare precious metals with unique physical properties that are used in diverse industrial applications and in jewelry. The largest use for PGMs currently is in the automotive industry for the production of catalysts that reduce harmful automobile emissions. Besides being used in catalytic converters, palladium is used in jewelry, in the production of electronic components for personal computers, cellular telephones and facsimile machines, as well as in dental applications and in petroleum and industrial catalysts. Platinum’s largest use after catalytic converters is for jewelry. Industrial uses for platinum, in addition to automobile and industrial catalysts, include the manufacturing of data storage disks, fiberglass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells. Rhodium, produced in the Company’s recycling operations and to a limited extent as a by-product from mining, also is used in automotive catalytic converters to reduce nitrogen oxides and in jewelry as a plating agent to provide brightness.
     At December 31, 2009, the Company had proven and probable ore reserves of approximately 41.0 million tons with an average grade of 0.50 ounce of PGMs per ton containing approximately 20.6 million ounces of palladium and platinum at an in-situ ratio of about 3.57 parts palladium to one part platinum. See “Business, Risk Factors, and Properties — Proven and Probable Ore Reserves”.
Worldwide Financial and Credit Crises
     The Company was heavily impacted, particularly in late 2008 and through the first half of 2009, by the ongoing world financial crisis. As credit markets tightened, automotive demand dropped steeply in the U. S. and Western Europe, pulling down demand for PGMs in catalytic converters, the Company’s principal market. In light of world events and the sharp decrease in PGM prices, during the fourth quarter of 2008 the Company underwent a major restructuring of its operations in an effort to conserve cash and reduce anticipated losses. The restructuring of the Company’s operations resulted in a dramatic improvement in productivity at both mines and only a limited reduction in the scope of its mining operations. The Company recognized its exposure to the combined effect of low PGM prices, the forthcoming expiration of its automobile agreements and reduced demand for its metals and concluded to cut back its operating and cash costs to a level that would preserve the Company’s cash position at the reduced PGM prices prevailing during the fourth quarter of 2008. While subsequent to that time PGM prices have strengthened substantially, there can be no assurance that PGM market prices will not decline again in the future, and in view of the impending loss of floor prices in its sales agreement with Ford, the Company continues its efforts to optimize its cost structure and improve mining productivities.
     The world financial crisis also negatively impacted the Company’s recycling segment, which has proven for a number of years to be a profitable ancillary business and which for the Company has unique advantages. (The Company’s smelting and refining facilities have available capacity and are designed to process PGM containing materials. Recycle material is blended with mine concentrate for smelting and refining. The copper and nickel contained in the concentrate naturally collect PGMs from the material during the smelting process). However, the volumes of catalytic material available in the recycling market are sensitive to PGM prices, and along with the collapse of PGM prices during the second half of 2008, the Company saw recycling volumes drop off precipitously. The Company had advanced working capital to recycling collectors to facilitate their collection efforts, and with the sharp drop in prices, these collectors suffered inventory losses and were unable to fully repay the advances. Consequently, the Company wrote off $26.0 million of these advances at the end of 2008. Subsequently, the Company has restructured its recycling business model to reduce its financial exposure as a result of such abrupt market changes. The volumes of material recycled have gradually recovered during 2009. See “Business, Risk Factors and Properties — Risk Factors.”
2009 — In Review:
•	The Company’s revenues, in terms of dollars and ounces sold, for 2009, 2008 and 2007 were:

Year ended December 31,	Sales Revenues					Troy Ounces Sold
(in thousands)	Palladium	Platinum	Rhodium	Other (1)	Total	Palladium	Platinum	Rhodium	Other(3)	Total
2009
Mine production	$143,514	$139,733	$6,453	$17,192	$306,892	393	123	4	15	535
PGM recycling	14,947	45,736	18,666	2,439	81,788	53	40	9	—	102
Other (2)	2,679	3,028	45	—	5,752	12	3	—	—	15

Total	$161,140	$188,497	$25,164	$19,631	$394,432	458	166	13	15	652

2008
Mine production	$163,433	$160,171	$16,474	$20,286	$360,364	399	115	2	19	535
PGM recycling	47,760	227,358	197,469	2,801	475,388	119	131	25	—	275
Other (2)	19,980	—	—	—	19,980	49	—	—	—	49

Total	$231,173	$387,529	$213,943	$23,087	$855,732	567	246	27	19	859

2007
Mine production	$162,811	$114,645	$23,407	$30,414	$331,277	425	120	4	20	569
PGM recycling	36,505	149,061	138,798	2,030	326,394	102	119	24	—	245
Other (2)	15,365	—	—	—	15,365	44	—	—	—	44

Total	$214,681	$263,706	$162,205	$32,444	$673,036	571	239	28	20	858

(1)	“Other” column includes gold, silver, nickel and copper by-product sales from mine production and revenue from processing recycling materials on a toll basis.

(2)	“Other” row includes sales of metal purchased in the open market.

(3)	“Other” column includes gold and silver by-product ounces sold. Not reflected in the “other” ounce column in the table above are approximately 856,000 pounds and 776,000 pounds of nickel and copper, respectively, sold in 2009. Comparative sales in 2008 were approximately 931,000 pounds and 940,000 pounds of nickel and copper, respectively. Sales in 2007 included approximately 1.2 million pounds of nickel and approximately 942,000 pounds of copper.
•	The Company reported a net loss of $9.2 million, or $0.10 per diluted share, for the year ended December 31, 2009, compared to a net loss of $116.9 million, or $1.26 per diluted share, in 2008. Contributing to the net loss in 2009 was an $8.1 million non-cash charge related to the issuance in October of approximately 1.8 million common shares in exchange for $15 million principal amount of the Company’s outstanding 1.875% convertible debentures. Additional charges taken in 2009 included $10.9 million of lower-of-cost-or-market inventory adjustments, $0.6 million to write-off certain trade receivables and a $0.5 million write-down of advances on recycling inventory purchases. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2009 Compared to Year Ended December 31, 2008.”

•	In 2009, the Company’s mining operations produced a total of 529,900 ounces of palladium and platinum, 6.2% better than the 498,900 ounces produced in 2008. Total consolidated cash cost per ounce (a non-GAAP measure of extraction efficiency) averaged $360 in 2009, compared with $405 in 2008. This decrease in cash costs per ounce reflected the effect of an approximate 27% reduction in workforce (including contractors) late in 2008, and the resulting efficiency improvements achieved in various mining and support functions, as well as generally lower material costs. Mine production for 2010 is projected at 515,000 combined ounces of palladium and platinum, and as in 2009, the Company plans to continue its emphasis on mining efficiency and cost reduction, rather than pushing to increase mine production at this time. Total consolidated cash costs per ounce (a non-GAAP measure) for 2010 currently are projected to be in line with 2009 at $360 per ounce. See Part II, Item 6 “Selected Financial and Operating Data” for further discussion of non-GAAP measures.

•	Revenues from PGM recycling fell 82.8% during 2009, decreasing to $81.8 million in 2009, from $475.4 million in 2008, a direct result of the decrease in volumes processed and lower PGM prices. Recycled ounces sold decreased in 2009 to 102,000 ounces compared to 275,000 ounces in 2008 and the Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) decreased to $779 per ounce in 2009 from $1,715 per ounce in 2008, reflecting much lower PGM prices. In addition to purchased material, the Company processed 128,000 ounces of PGMs on a tolling basis in 2009 up from 126,000 tolled ounces in 2008. Recycled volumes fed to the smelter totaled 251,000 ounces of PGMs in 2009, down 36.9% from 398,100 ounces in 2008; mostly the result of lower availability of recycling materials in the market in early 2009 but also resulting from the Company’s modified commercial approach to the business. Recycling volumes gradually strengthened as 2009 progressed. As recycling volumes diminished in late 2008, the Company’s cash balances benefitted from a reduction in the amount of working capital required to sustain recycling activities; these volumes, and the associated working capital have increased somewhat as the recycling market gradually recovered during 2009. Working capital associated with recycling activities in the form of inventories and advances was $28.6 million and $22.1 million at December 31, 2009 and 2008, respectively. The year-end 2009 balance reflects the write-down of $0.5 million against advances on inventory purchases during 2009; the year-end 2008 balance is shown net of the $26.0 million write-off against advances on inventory purchases recorded in 2008.
•	The Company’s 2009 capital expenditures totaled $39.5 million, down from $82.3 million in 2008. Capital spending in 2009 reflected scaled-back development spending in the mines and completion of various critical infrastructure projects. Capitalized development expenditures totaled $25.9 million in 2009, down substantially from $55.9 million in 2008 and somewhat below that necessary to sustain production over the long term. One major infrastructure project completed during 2009 was construction of a second electric furnace at the smelter, a project that was begun during 2008. Capital spending in 2010 is budgeted at about $50 million, which management believes is adequate to sustain the developed state of both mines at current levels of production. For a discussion of certain risks associated with the Company’s business, see “Business, Risk Factors and Properties — Current Operations”, and “— Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
2010 — Looking Forward
     The Company believes its actions over the past 18 months have been measured and appropriate. In the face of the worldwide financial crisis, decreased demand for automobiles, extremely volatile commodity prices, the termination of the General Motors sales agreement and the looming expiration of the Ford agreement, the Company significantly changed its operations, as described above and throughout this Annual Report. From a management perspective, the Company currently sees its focus along the following lines:
•	Although commodity prices have improved from their lows in the fourth quarter of 2008, the Company is not proposing at this time any significant changes to its restructured mining plan adopted at the end of 2008 and continuously fine-tuned during 2009. It will continue to emphasize mining efficiency and cost reduction rather than returning to a focus on increasing mine production. The Company believes it is prudent to monitor the worldwide industrial recession and recovery, as well as commodity prices, before directing its attention toward increased production and broadened capital spending. The year 2010 will include some growth in development spending at both mines, but only by an amount sufficient to sustain their current production levels going forward. The Company views its existing cash balance ($201.2 million at December 31, 2009) as an important cushion to be utilized carefully as circumstances require. In light of tight credit markets and relatively high borrowing costs, the Company has not sought to put a revolving line of credit into place at this time.

•	The Company believes it has seen signs of a recovery in its PGM recycling business and expects to increase its recycling volumes processed as conditions permit. However, the Company also expects to maintain tighter controls over funding advances, which may constrain achieving the kind of strong revenue growth in this business seen in 2007 and early 2008. At the same time, the Company expects the tighter controls to result in the funding advances being more secure.
•	The Company will continue to review potential growth opportunities in other sectors of the business in an effort to address concerns over its narrow focus on a single commodity at a single location in an effort to diversify business risks and opportunities. While the Company’s relatively low debt and stable balance sheet may be helpful in this effort, a need to avoid over-leveraging the Company or unduly diluting existing shareholders is likely to limit the size of potential acquisitions. Management intends to balance the benefits and risks of any such opportunity carefully before moving ahead.
HISTORY OF THE COMPANY
     Mineral exploration in the Stillwater Complex dates from at least the late nineteenth century, with early mining activities — primarily for chromium — beginning in the 1920s. Palladium and platinum were discovered within the Stillwater Complex, by geologists from Johns Manville Corporation (Manville) in the early 1970s, in what then became known as the J-M Reef. In 1979, a Manville subsidiary entered into a partnership agreement with Chevron U.S.A. Inc. (Chevron) to develop PGMs discovered in the J-M Reef. Manville and Chevron explored and developed the Stillwater property and commenced commercial underground mining in 1986.
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
     On June 23, 2003, the Company completed a stock purchase transaction with MMC Norilsk Nickel (Norilsk Nickel), whereby a subsidiary of Norilsk Nickel became a majority stockholder of the Company. On that date, the parties entered into a Stockholders Agreement governing the terms of Norilsk Nickel’s investment in the Company. A copy of the Stockholders Agreement was included in the Company’s Report on Form 8-K filed on June 23, 2003. As of December 31, 2009, Norilsk Nickel controlled approximately 51.5% of the Company’s outstanding common shares and held $80 million of the Company’s $166.5 million outstanding 1.875% convertible debentures maturing in 2028.
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
     Geologically the Stillwater Layered Igneous Complex is composed of a succession of ultramafic to mafic rocks derived from a large complex magma body emplaced deep in the Earth’s crust an estimated 2.7 billion years ago. The molten mass was sufficiently large and fluid at the time of emplacement to allow its chemical constituents to crystallize slowly and sequentially, with the heavier mafic minerals settling more rapidly toward the base of the cooling complex. The lighter, more siliceous suites crystallized more slowly and also settled into layered successions of norite, gabbroic and anorthosite suites. This systematic process resulted in mineral segregations being deposited into extensive and relatively uniform layers of varied mineral concentrations.
     The uniquely PGM-enriched J-M Reef and its characteristic host rock package represent one such layered sequence. The geosciences community believes that the PGM-enriched suite and other minerals characterizing the J-M Reef accumulated at the same time and by the same mechanisms of formation as the rocks enclosing them. Over time, the orientation of a portion of the original horizontal reef and layered igneous complex was faulted an estimated 20,000 feet to the northeast and was tilted upward at angles of 50 to 90 degrees to the north by the Beartooth Uplift. Localized faulting and intrusive mafic dikes are also evident along the 28-mile strike length of exposed Stillwater Complex. The impact of these structural events is localized along the J-M Reef and affect the percent mineable tonnage in an area, create additional dilution, or result in below cut-off grade and barren zones within the reef. The impacts on ore reserves of these events are quantified in the percent mineable discussion under “Ore Reserves.” The upper portion and exposed edge of the uplifted reef complex were eroded forming the lenticular-shaped surface exposure of the Stillwater Complex and J-M Reef package evident today.
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
ORE RESERVE DETERMINATION
     As of December 31, 2009, the Company’s total proven palladium and platinum ore reserves were 4.6 million tons at an average grade of 0.56 ounce per ton, containing 2.6 million ounces of palladium and platinum, representing a decrease of 9.0% in proven contained ounces from December 31, 2008. The Company’s total probable palladium and platinum ore reserves at December 31, 2009, were 36.4 million tons at an average grade of 0.50 ounce per ton, containing 18.0 million ounces of palladium plus platinum, an increase of 2.3% in probable contained ounces from December 31, 2008. Combined, the Company’s total proven and probable palladium and platinum ore reserves were 41.0 million tons at an average grade of 0.50 ounce per ton, containing 20.6 million ounces of palladium plus platinum, a modest increase of 0.7% in total proven and probable contained ounces from December 31, 2008.
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
     Two types of cut-off grades are recognized for the J-M Reef, a geologic cut-off boundary and an economic cut-off grade. The geologic cut-off boundary of 0.3 troy ounces of palladium plus platinum per ton is an inherent characteristic of the formation of the J-M Reef and is used for calculation of the proven and probable reserves. The economic cut-off grade is lower than the geologic cut-off and can vary between the mines based on cost and efficiency factors. The determination of the economic cut-off grade is completed on a round by round basis and is driven primarily by excess mill capacity and geologic character encountered at the face. See “Proven and Probable Ore Reserves — Discussion” for reserve sensitivity to metal pricing.

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
     The proven and probable ore reserves are then modeled as a long-term mine plan and additional factors including process recoveries, mining methods, metal prices, mine operating productivities and costs and capital estimates are applied to determine the overall economics of the ore reserves.
SEC Guidelines
     The United States Securities and Exchange Commission (SEC) have established guidelines contained in Industry Guide No. 7 to assist registered companies as they estimate ore reserves. These guidelines set forth technical, legal and economic criteria for determining whether the Company’s ore reserves can be classified as proven and probable.
     The SEC’s economic guidelines have not historically constrained the Company’s ore reserves, and did not constrain the ore reserves at December 31, 2009. Under these guidelines, ore may be classified as proven or probable if extraction and sale result in positive cumulative undiscounted cash flow. The Company utilizes both the historical trailing twelve-quarter average combined PGM market price and the current PGM market price in ascertaining these cumulative undiscounted cash flows. In testing ore reserves at December 31, 2009, the Company applied the trailing twelve-quarter combined average PGM market price of about $556 per ounce, based upon the twelve-quarter average palladium price of about $324 per ounce and the twelve-quarter average platinum price of about $1,362 per ounce.
     The Company believes that it is appropriate to use a long-term average price for measuring ore reserves as such a price, better matches the period over which the reserves will ultimately be mined. However, should metal prices decline substantially from their present level for an extended period, the twelve-quarter trailing average price might also decline and could result in a reduction of the Company’s reported ore reserves.
     The Company’s board of directors has established an Ore Reserve Committee, which met three times during 2009 with management who also met with outside experts to review ore reserve methodology, to identify best practices in the industry and to receive reports on the progress and results of the Company’s mine development efforts. The Committee has reviewed the Company’s ore reserves as reported at December 31, 2009, having met with management and with the Company’s independent consultant on ore reserves.
Results
     The December 31, 2009, ore reserves were reviewed by Behre Dolbear & Company, Inc. (Behre Dolbear), third party independent consultants, who are experts in mining, geology and ore reserve determination. The Company has utilized Behre Dolbear to carry out independent reviews and inventories of the Company’s ore reserves since 1990. Behre Dolbear has consented to be a named expert herein. See “Business, Risk Factors and Properties — Risk Factors — Ore Reserves Are Very Difficult to Estimate and Ore Reserve Estimates May Require Adjustment in the Future; Changes in Ore Grades, Mining Practices and Economic Factors Could Materially Affect the Company’s Production and Reported Results.”

     The Stillwater Mine proven and probable ore reserves at year-end 2009 decreased by 3.5% in terms of ore tons from those reported at year-end 2008. The East Boulder Mine proven and probable ore reserves at year-end 2009 increased by 15.9% in ore tons from those reported at year-end 2008. Overall, the Company’s estimated proven and probable ore reserves based on ore tons increased by 7.3% in 2009. The Company’s ore reserve determination for 2009, calculated at December 31, 2009, was limited by geologic certainty and not by economic constraints.
PROVEN AND PROBABLE ORE RESERVES
     The Company’s proven ore reserves are generally expected to be extracted utilizing existing mine infrastructure. However, additional infrastructure development will be required to extract the Company’s probable ore reserves. Based on the 2010 mining plans at each mine, the year-end 2009 proven ore reserves of 2.6 million tons at the Stillwater Mine and 2.0 million tons at the East Boulder Mine represent an adequate level of proven ore reserves to support planned mining activities. The long-term proven ore reserve targets are 2.8 million tons at the Stillwater Mine and 2.0 million tons at the East Boulder Mine, which reflect adequate ore reserves to support production at the planned capacity of each facility.
     The grade of the Company’s ore reserves, measured in combined platinum and palladium ounces per ton, is a composite average of samples in all reserve areas. As is common in underground mines, the grade mined and the recovery rate achieved varies depending on the area being mined. In particular, mill head grade varies significantly between the Stillwater and East Boulder Mines, as well as within different areas of each mine. During 2009, 2008 and 2007, the average mill head grade for all tons processed from the Stillwater Mine was 0.56, 0.51 and 0.55 PGM ounces per ton of ore, respectively. During 2009, 2008 and 2007 the average mill head grade for all tons processed from the East Boulder Mine remained consistent at about 0.38 PGM ounces per ton of ore. Concentrator feeds at both mines typically include, along with the ore, some PGM-bearing material that is below the cut-off grade for reserves (reef waste) but that is economic to process so long as there is capacity available in the concentrator.
     As of December 31, 2009, 2008 and 2007 the Company’s proven and probable ore reserves were as follows:

	DECEMBER 31, 2009			DECEMBER 31, 2008				DECEMBER 31, 2007

		AVERAGE	CONTAINED		AVERAGE	CONTAINED		AVERAGE	CONTAINED
	TONS	GRADE	OUNCES	TONS	GRADE	OUNCES	TONS	GRADE	OUNCES
	(000’s)	(OUNCE/TON)	(000’S)	(000’s)	(OUNCE/TON)	(000’S)	(000’s)	(OUNCE/TON)	(000’S)
Stillwater Mine (2)
Proven Reserves	2,606	0.66	1,712	2,911	0.65	1,898	2,784	0.65	1,796
Probable Reserves	13,748	0.63	8,688	14,030	0.64	8,911	14,360	0.61	8,791

Total Proven and Probable Reserves (1)	16,354	0.64	10,400	16,941	0.64	10,809	17,144	0.62	10,586	(4)

East Boulder Mine (2)
Proven Reserves	2,036	0.43	867	2,066	0.45	935	2,017	0.46	921
Probable Reserves	22,607	0.41	9,347	19,202	0.45	8,717	20,868	0.46	9,660

Total Proven and Probable Reserves (1)	24,643	0.41	10,214	21,268	0.45	9,652	22,885	0.46	10,581

Total Company Reserves (2)
Proven Reserves	4,642	0.56	2,579	4,977	0.57	2,833	4,800	0.57	2,717
Probable Reserves	36,355	0.50	18,035	33,232	0.53	17,628	35,228	0.52	18,451

Total Proven and Probable Reserves (1)	40,997	0.50	20,614	38,209	0.54	20,461	40,028	0.53	21,167	(3)(4)

(1)	Reserves are defined as that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Proven ore reserves are defined as ore reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of ore reserves are well-established. Probable ore reserves are defined as ore reserves for which quantity and grade and/or quality are computed from information similar to that used for proven ore reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven ore reserves, is high enough to assume continuity between points of observation. The proven and probable ore reserves reflect variations in the PGM content and structural impacts on the J-M Reef. These variations are the result of localized depositional and structural influences on the distributions of economic PGM mineralization. Geologic domains within the reserve boundaries of the two mines include areas where as little as 0% and up to 100% of the J-M Reef is economically mineable. The ore reserve estimate gives effect to these assumptions. See “Business, Risk Factors and Properties — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results and Financial Condition.”

(2)	Expressed as palladium plus platinum in-situ ounces at a ratio of approximately 3.57 parts palladium to 1 part platinum. The Stillwater Mine is at a 3.53 to 1 ratio and the East Boulder Mine is 3.60 to 1.

(3)	Average mining and processing losses of approximately 18.1% must be deducted to arrive at the estimated saleable ounces.

(4)	Columns do not add mathematically due to rounding.
Discussion
     The Company’s total proven and probable ore reserves at December 31, 2009, have increased by about 2% or 1.0 million tons over the past two years. In 2009, proven and probable tons increased 7.3% while contained ounces slightly increased by 0.7% from those reported December 31, 2008. In 2008, proven and probable tons decreased 4.5% while contained ounces decreased 3.3% from those reported December 31, 2007. The Company’s mine development efforts over the past several years have focused on converting probable reserves to proven reserves, rather than on adding new probable reserves.
     Proven reserves have decreased over the past two years. In 2009, total proven tons decreased by about 3.3% and total contained ounces decreased by 5.0% from those reported December 31, 2007.
     Changes in proven and probable ore reserves are due to the net effect of:
•	Additions to proven ore reserves from new definition drilling,

•	Deletions as proven reserves are mined,

•	Deletions from probable ore reserves as areas are converted by new drilling from probable to proven ore reserves,

•	Additions from development activity to convert mineralized inventory to probable ore reserves,

•	Additions and deletions from adjustments to ore reserve estimation factors and mine planning criteria. The cut-off grade used in mine planning is .3 ounces of platinum and palladium per ton for the Stillwater Mine and is .2 ounces of platinum and palladium per ton for the East Boulder Mine, depending on the mining method employed. The economic value of this cut-off grade varies with platinum and palladium prices and with the different mining methods employed, their costs and their efficiency.
     The Company’s production levels for palladium and platinum are driven by the number of ore tons mined, the mill head grade of the ore and the metallurgical recovery percentages. The Company measures its net mine production in terms of the number of ounces contained in the mill concentrate, adjusted for subsequent processing losses expected to be incurred in smelting and refining. The Company defines an ounce of metal as “produced” at the time it is transferred from the mine site and received at the concentrator. Depreciation and amortization costs are inventoried at each stage of production.
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
     The economic analysis of proven and probable reserves at the end of 2009 identified that at a palladium and platinum combined price of about $400 per ounce the stated level of reserves would begin to be reduced by economic constraints. This combined price at which ore reserves become constrained by economics has decreased from $517 per ounce in the analysis performed in 2008 and $454 per ounce shown in 2007. The variation in these threshold prices reflects year-on-year changes in mining costs, current development and production method assumptions, adjustments to ore grade and mine plans, and economic performance due to changing market prices during those periods. The Company has not tested the ore reserves beyond the level shown above because of the expense of accessing and drilling to establish ore reserves and because of the extensive life of a 20.6 million ounce reserve.
IMPAIRMENT OF LONG-LIVED ASSETS
     The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. The estimation of future cash flows takes into account estimates of recoverable ounces, PGM prices (long-term sales contract prices and historical pricing trends or third party projections of future prices rather than prices at a point in time as an indicator of longer-term future prices), production levels, and capital and reclamation expenditures, all based on life-of-mine plans and projections. If the assets are impaired, a calculation of fair market value is performed, and if fair market value is lower than the carrying value of the assets, the assets are reduced to their fair market value.
     The Company determined that there was no material event or change in circumstances requiring the Company to test its long-lived assets for impairment at December 31, 2009. In contrast, during the latter part of 2008 the Company concluded that the economic circumstances in which the Company operates had changed significantly. Therefore, at the end of 2008, the Company assessed whether total estimated undiscounted future cash flows at the Stillwater and the East Boulder Mines would be sufficient to recoup the carrying amount of each asset. Based on the mine plans as of December 31, 2008 and an assessment of long-term pricing, the Company determined that undiscounted future cash flows at the Stillwater Mine were sufficient to return the carrying value, but the undiscounted future cash flows projected at the East Boulder Mine were not sufficient to cover the carrying value there. Consequently, with the assistance of Behre Dolbear, the Company assessed the fair value of the East Boulder Mine assets and concluded that a valuation adjustment was needed at East Boulder. Accordingly, the Company recorded a $67.3 million charge against earnings at December 31, 2008, reducing the carrying value of the East Boulder Mine assets to $161.4 million.
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

Properties and Facilities — February 2010
     The Company’s corporate headquarters are located in Columbus, Montana near its smelter and refinery facilities.
     The Company’s original long-term development strategy and certain elements of its current planning and mining practices on the J-M Reef ore deposit were founded upon initial feasibility and engineering studies conducted in the 1980’s. Initial mine designs and practices were established in response to available technologies and the particular characteristics and challenges of the J-M Reef ore deposit. The Company’s current development plans, mining methods and ore extraction schedules are designed to provide systematic access to and development of the ore deposit within the framework of current and forecast economic, regulatory and technological considerations as well as the specific characteristics of the J-M Reef ore deposit. Some of the challenges inherent in the development of the J-M Reef include:
•	Surface access limitations (property ownership and environmental sensitivity);
•	Topographic and climatic extremes involving rugged mountainous terrain and substantial elevation differences;
•	Specific configuration of the mineralized zone (narrow — average width 5 feet, depth — up to 1.5 miles of vertical extent, and long — approximately 28 miles in length), dipping downward at an angle varying from near vertical to 38 degrees;
•	A deposit which extends both laterally and to depth from available mine openings, with travel distances underground from portal to working face of up to six miles; and
•	Proven and probable ore reserves extending for a lateral distance of approximately 34,000 feet at the Stillwater Mine and approximately 17,000 feet at the East Boulder Mine — a combined extent underground of approximately 9.7 miles, with active underground travelways and ramps on multiple levels totaling more than 100 miles in extent that must be maintained and supported logistically.
SAFETY
     Mining operations are conducted at the Stillwater Mine and at the East Boulder Mine and involve the use of heavy machinery and drilling and blasting in confined spaces. The pursuit of safety excellence at the Company continues with the utilization since 2001 of the Company’s “G.E.T. (Guide, Educate and Train) Safe” safety and health management systems. Efforts are focused on accident prevention, seeking safer methods of mining and increased employee awareness and training. Areas of specific focus include enhanced work place examinations, safety standards implementation and compliance, accident/incident investigations, near miss reporting and use of loss control representatives who are part of the mining workforce. Employee-led focus teams have been successful in proactively solving many safety related challenges. The Company continues to use focus teams to address specific safety and health related issues. One of these areas in particular has been in the area of compliance with the Mine Safety and Health Administration (MSHA) diesel particulate matter (DPM) standards. At year end, the Company believes all underground operations are in compliance with these stringent standards through the use of; blended bio-diesel fuels, post exhaust treatments, power train advances and high secondary ventilation standards.

     During 2009, the overall Company reportable accident incidence rate increased to 4.1 verses 3.3 at the end of 2008 while the severity rate remained essentially unchanged. The Company believes this increase is related to an increased effort around near miss and minor incident reporting, and thereby, important for fully understanding the source of injuries to the Company’s employees. While up somewhat from 2008, the 2009 results equate to a 67% reduction in incidence rates for Company employees and contractors since the inception of the “G.E.T. Safe” safety management systems in 2001. One area of notable improvement was the East Boulder Operations where their total incident rate dropped by over 61% to a 1.8 total reportable incident rate for the entire mine site. The metallurgical complex in Columbus, Montana, continued to maintain a low incidence rate while being recognized by the Montana Department of Labor and Occupational Safety and Health Administration (OSHA) as a leader in workplace safety. In May of 2009, the Company’s base metal refinery in Columbus, Montana was recognized for thirteen years of operation without a lost-time accident; this accident-free record subsequently has continued through the end of 2009. The analytical laboratory achieved eight years of operation without a lost-time accident during 2009.
     The smelter, base metal refinery and laboratory continue to participate in and support the Montana Department of Labor’s Safety and Health Achievement Recognition Program (SHARP). They have all received SHARP recognition numerous times. The smelter received SHARP recognition in December of 2008. The base metal refinery and laboratory both applied for and received SHARP recognition in 2009.
     The SHARP program recognizes employers who have demonstrated exemplary achievements in workplace safety and health. By meeting the SHARP inspection requirements, these facilities may be exempt from general OSHA inspections for one year. During 2009, employee participation and involvement was further enhanced through the continued implementation of internal safety auditing processes.
EMPLOYEES
     The following table indicates the number of Company employees (excluding contractors) in the respective areas:

	Number of Employees
	at December 31,
SITE	2009	2008	2007
Stillwater Mine	797	869	845
East Boulder Mine	265	261	551
Smelter and Refinery Complex	158	169	161
Administrative Support	53	65	68

Total	1,273	1,364	1,625

     In response to sharply lower market prices for the Company’s principal products, palladium and platinum, during the fourth quarter of 2008 the Company issued a notice at the East Boulder Mine under the WARN Act and restructured its workforce company-wide. Some of the miners at the East Boulder Mine were transferred to the Stillwater Mine to bolster operations there, replacing contractors and provisional employees. Staff and support personnel at all Company locations also were reduced. As part of the same effort, in early January 2009 the Company consolidated its corporate functions in Columbus, Montana, and closed the headquarters office in Billings, Montana.
     All of the Company’s hourly employees at the Stillwater Mine, the East Boulder Mine, the smelter and the base metal refinery are represented by the United Steelworkers of America (USW). The Company is party to a four-year labor agreement expiring on July 1, 2011, that covers substantially all hourly workers at the Stillwater Mine, the smelter and the base metal refinery and provides for annual wage increases of approximately 3.5% per annum. Separately, the labor contract covering all hourly workers at the East Boulder Mine is due to expire on July 1, 2012. See “Business, Risk Factors and Properties — Risk Factors — Limited Availability of Additional Mining Personnel and Uncertainty of Labor Relations May Affect the Company’s Ability to Achieve Its Production Targets.”
STILLWATER MINE
     The Company conducts underground mining operations at its wholly-owned Stillwater Mine, near Nye, Montana. The Stillwater Mine facility accesses, extracts and processes PGM ores from the eastern portion of the J-M Reef using mine openings located in the Stillwater Valley. In addition, the Company owns and maintains ancillary buildings that contain the concentrator, shop and warehouse, changing facilities, headframe, hoist house, paste plant, water treatment, storage facilities and office. All surface structures and tailings management facilities are located within the 2,450 acre Stillwater Mine Operating Permit area. Ore reserves developed at the Stillwater Mine are controlled by patented mining claims either leased or owned outright by the Company. The mine is located approximately 85 miles southwest of Billings, Montana, and is accessed by a paved road. The mine has adequate water and power from established sources. See “Business, Risk Factors and Properties — Risk Factors — Uncertainty of Title to Properties — The Validity of Unpatented Mining Claims is Subject to Title Risk.”
     The Stillwater Mine accesses and has developed a 5.9-mile-long underground segment of the J-M Reef, between the elevations of 2,000 and 7,300 feet above sea level. Access to the ore at the Stillwater Mine is accomplished by means of a 1,950-foot vertical shaft and by a system of horizontal adits and drifts driven parallel to the strike of the J-M Reef at vertical intervals of between 150 feet and 300 feet. Seven main adits have been driven from surface portals on the west and east slopes of the Stillwater Valley at various elevations between 5,000 and 5,900 feet above sea level. Several additional principal levels have been developed below the 5,000-foot level down to the 3,200-foot elevation, accessed from a vertical shaft and the associated shaft ramp system. Ore from this region of the mine is hauled by truck and/or rail to the shaft, where it is crushed and hoisted out of the mine. The Company is continuing to develop a decline system below the 3,200-foot elevation to access and develop deeper areas in the central part of the mine below those currently serviced by the existing shaft. At the end of 2009, this decline system extended down to the 2,000 foot level.
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
     The Stillwater Mine currently uses its 29 footwall lateral drifts and 6 primary ramps and vertical excavations to provide personnel and equipment access, supply haulage and drainage, intake and exhaust ventilation systems, muck haulage, backfill plant access, powder storage and/or emergency egress. The footwall lateral and primary ramp systems will continue to provide support for production and ongoing development activities. In addition, certain mine levels are required as an integral component of the ventilation system and serve as required intake and/or exhaust levels, or as parallel splits to maintain electrical ventilation horsepower balance and to meet MSHA requirements. MSHA regulations require the Company to designate alternate (secondary) escapeways from mine workings. These levels, in addition to comprising critical functional components of the ventilation and escapeway system, serve as permanent mine service and utility infrastructure for road and rail transportation, dewatering and backfill pumping facilities. They have been designed and are intended to be used for the life of the mine.
     During 2007, the Company began construction of a second major decline ramp from the 3500 level of the existing shaft with eventual development down to about the 1900-foot elevation. A study that the Company completed during 2006 determined that the most cost-effective access to these lower levels would be via electric truck haulage on a dedicated ramp bringing mined material up to a transfer station on the shaft for hoisting out of the mine. Work on these ramps progressed during 2009, but future development below the 2000 level will not be needed for several years and so was deferred as a cash-conserving measure until the development is actually needed. In the future, the Company expects to install a horizontal rail haulage system on the 2000 level to transport ore and waste material from the deeper mining faces to the electric truck ramps.
     Prior to 1994, almost all of the Company’s mining activities utilized captive cut-and-fill stoping methods. This is a manpower-intensive mining method that extracts the ore body in eight to ten foot high horizontal cuts within the reef, accessed from vertical raises and mined with conventional jackleg drills and slushers. The open space created by the extraction of each cut is backfilled with waste rock and coarse concentrator tailings and becomes the floor for the next level of mining as the process moves upward. Commencing in 1994, the Company introduced two mechanized mining methods: ramp-and-fill and sub-level stoping. Ramp-and-fill is a mining method in which a series of horizontal cuts are extracted from the ore body using mobile equipment. Access to the ore body is from ramps driven within or adjacent to the ore body allowing the use of hydraulic drills and load-haul-dump equipment. Sub-level stoping is a mining method in which blocks of the reef approximately 50 feet high and up to 75 feet in length are extracted in 30-foot intervals utilizing mobile long-hole drills and remote control rubber tired load-haul-dump equipment. The reef is mined in a retreat sequence and mined out areas are filled with development waste or sand backfill as appropriate. Traditionally, captive cut-and-fill has been viewed as being more selective in nature than either ramp-and-fill or sub-level stoping, but it also requires miners with special skills and is generally less productive. Other factors considered in determining the most appropriate mining method for each area include the amount of ancillary development required as well as the ore grade and ground conditions expected. The Company determines the appropriate mining method to be used on a stope-by-stope basis utilizing an engineering and economic analysis.
     The Company processes ore from the Stillwater Mine through a surface concentrator facility (mill) adjacent to the Stillwater Mine shaft. The mill has a permitted design capacity of 3,000 tons per day. During 2009, an average of 1,992 tons of ore and 137 tons of sub-grade material were processed through the mill per calendar day. In addition, on average the mill processed 111 tons per calendar day of smelter slag. Crushed ore is fed into the concentrator, mixed with water and ground to slurry in the concentrator’s mill circuits to liberate the PGM-bearing sulfide minerals from the rock matrix. Various reagents are added to the slurry, which then is agitated in a froth flotation circuit to separate the valuable sulfides from the waste rock. In this circuit, the sulfide minerals are successively floated, recycled, reground and refloated to produce a concentrate suitable for further processing. The flotation concentrate, which represents approximately 1.5% of the original ore weight, is filtered, placed in large bins and then transported by truck 46 miles to the Company’s metallurgical complex in Columbus, Montana. In 2009, 52% of the tailings material from the mill was returned to the mine and used as fill material to provide support for additional mining activities. The balance was placed in tailings containment areas on the surface. No additional steps are necessary to treat any tailings placed back into the mine or into the impoundments, as they are environmentally inert. Tailings are disposed of into the impoundment areas pursuant to the Company’s operating permits. Mill recovery of PGMs is historically about 92%. During 2008, failure of a critical drive gear on part of the fine grinding circuit caused recoveries to temporarily drop down to the 91% range.
     In 1998, the Company received an amendment to its existing operating permit providing for the construction of a lined surface tailings impoundment that would serve the Stillwater Mine for approximately the next 30 years. This facility, located about eight miles from the mine and generally referred to as the Hertzler impoundment, was placed into operation in late 2000. See “Business, Risk Factors and Properties — Current Operations — Regulatory and Environmental Matters — Permitting and Reclamation”.
     During 2009, the Stillwater Mine produced 393,800 ounces of palladium and platinum, 12.7% higher than the 349,400 ounces produced in 2008. This improvement in production was attributable in part to the additional miners transferred to the Stillwater Mine from the East Boulder Mine at the end of 2008, along with somewhat higher ore grades in 2009 and improved productivities. The Stillwater Mine’s total cash costs (a non-GAAP measure) averaged $344 per ounce in 2009 compared to $383 per ounce in 2008. These total cash costs are net of recycling and by-product sales credits — without the benefit of these credits, Stillwater Mine’s total cash costs would have averaged $397 per ounce in 2009 and $516 per ounce in 2008. Analysis of this 22.9% improvement indicates about half was attributable to lower contractor and materials costs in 2009 and most of the remainder to the increased production from improved mining productivities. See “Selected Financial and Operating Data” for further discussion of non-GAAP measures.
EAST BOULDER MINE
     The East Boulder Mine is located in Sweet Grass County, Montana, approximately 32 miles southeast of the town of Big Timber and is accessed by a public road. The East Boulder Mine is fully permitted independently of the Stillwater Mine and comprises a second distinct mining operation accessing the western portion of the J-M Reef. The mine consists of underground mine development and surface support facilities, including a concentrator, shop and warehouse, changing facilities, storage facilities, office and tailings management facility. All mine facilities are wholly owned and operated by the Company. Surface facilities for the East Boulder Mine are situated on unpatented mill site claims maintained on federal lands located within the Gallatin National Forest and administered by the U.S. Forest Service. All surface facilities, including the tailings management complex, are located within a 977-acre operating permit area. Proven and probable ore reserves for the mine are controlled by patented mining claims owned by the Company. Development of the East Boulder Mine began in 1998, and it commenced commercial production effective January 1, 2002.
     From the surface facilities at East Boulder, the J-M reef is accessed by two 18,500-foot long, 15-foot diameter horizontal tunnels driven into the mountain. These tunnels are equipped with rail haulage and intersect the ore body at an elevation 6,450 feet above sea level. Within the mine, the ore body currently is developed from seven levels of horizontal footwall lateral drifts driven parallel to the J-M Reef totaling approximately 37,500 feet in length, and from four primary ramps totaling approximately 16,815 feet of development. The ore body is accessed vertically by ramp systems tying together the footwall laterals and driven approximately every 2,500 feet along the length of the deposit. During 2009, active mining areas were consolidated into five production zones including two areas below the primary 6,450 haulage level.

     The mined ore is transported horizontally out of the East Boulder Mine by rail haulage to the mine portal, where it is processed through the East Boulder concentrator facility, which has a permitted mill capacity of 2,000 tons per day. Concentrates produced in the mill are transported approximately 75 miles to the Company’s metallurgical complex in Columbus, Montana.
     In 2009, approximately 48% of the East Boulder mine tailings material was returned to the mine and used for backfill in mined out voids to provide a foundation upon which additional mining activities can occur. The balance was placed in surface tailings containment areas. In 2008, approximately 57% of the mine tailings were returned to the mine; sandfill activity was reduced significantly in the 2009 mine plan. No additional steps are necessary to treat any tailings placed back into the mine or into the impoundments, as they are environmentally inert and tailings placed into the impoundment areas are disposed of pursuant to the Company’s operating permits. The current impoundment area has an estimated life of approximately 20 years at the original planned production and processing rate of 2,000 tons per day. Mill recovery of the PGMs contained in the ore was about 89% in 2009 and 90% in 2008 and 2007.
     In late 2008, as PGM prices declined, East Boulder Mine’s operating and cash margins turned sharply negative, and mining operations there were suspended while the Company considered its options. After review, only five active mining areas were brought back into service, each staffed by a mining team who were given responsibility to bring cost performance in line with PGM prices. In conjunction with the reorganization, the company-wide workforce was reduced by 218 employees and 32 contractors. In total, staffing at the East Boulder Mine declined from 526 employees at the end of November 2008 to 261 employees at year end 2008 (excluding contractors). Many of the remaining East Boulder miners accepted positions at the Stillwater Mine, which had been short of skilled miners in some areas.
     Along with this reorganization, the mine plan at the East Boulder Mine was changed. Mine development was initially scaled back to a single crew, and the mining team in each of the five active mining areas, were given greater responsibility for supporting their own activities thereby reducing significantly the amount of support labor required by operations. Overall, this restructuring has been effective, with the East Boulder Mine production at 136,100 ounces in 2009, down only 9.0% from the 149,500 ounces produced in 2008 despite the more than 50% reduction in the mine workforce.
     The East Boulder Mine’s total cash costs (a non-GAAP measure) were $407 per ounce in 2009 compared to $456 per ounce in 2008. These total cash costs include the benefit in each period of recycling and by-product credits — if these credits are excluded, the resulting cash costs would have been $471 per ounce in 2009 and $607 per ounce in 2008. The lower costs were driven mostly by reduced labor and materials costs, coupled with a strong improvement in mining productivities. See Part II, Item 6 “Selected Financial and Operating Data” for further discussion of non-GAAP measures.
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
     A key element of the Company’s development activities in the Stillwater Complex consists of ongoing efforts to convert its established probable ore reserves into proven ore reserves by extending the lateral and vertical development of the Stillwater and East Boulder Mines. These ongoing activities involve constructing and extending mine development workings to access established ore reserves and continuously advancing definition drilling, engineering and mine plans to replace depleted ore reserves. During 2009, 2008 and 2007, $25.9 million, $55.9 million and $65.5 million, respectively, were incurred in connection with capitalized mine development and are included in total capital expenditures. Beginning in 2004 the Company undertook an initiative to expand its proven ore reserves to equal 40 months of production at full permitted capacity. This initiative has reached a point where both mines have achieved in excess of 40 months of proven reserves at current production rates. Consequently, the sharply reduced development spending in 2009 should not impair the long-term viability of the operations at these production rates. Development spending in 2010 is planned to be about $29.8 million, which should be sufficient at planned production rates to maintain the current level of operations.
     The following table outlines measures that are used by the Company to gauge progress on resource development activities:

Location and Development Activity	2009	2008	2007
Stillwater Mine
New Primary Development (equivalent feet)(1)	12,323	25,047	26,033
New Footwall Lateral (equivalent feet)(1)	8,430	10,836	10,987
New Definition drilling (feet)	292,701	358,761	311,607

East Boulder Mine
New Primary Development (equivalent feet)(1)	3,602	9,963	13,015
New Footwall Lateral (equivalent feet)(1)	1,522	4,254	6,283
New Definition drilling (feet)	64,448	140,944	179,845

(1)	Based on one linear foot of excavation, 11 feet wide by 12 feet high (cross-section of 132 ft.2).
METALLURGICAL COMPLEX
     Smelter The Company owns a smelter facility and associated real estate located in Columbus, Montana. The smelter facility consists of two electric furnaces, two top blown rotary converters (TBRC’s), a matte granulator and gas handling and solution regeneration systems. The smelter’s capacity is approximately 120 tons of total feed per day.
     During 2009, the Company completed construction of the second smelter furnace at the Columbus facility. The new furnace is intended to accommodate forecasted levels of future processing, mitigate any potential operational risk (virtually all of the Company’s metal production is dependent on the availability of the smelter facility), and allow the Company to continue processing during periodic scheduled maintenance shutdowns. Capital expenditures in 2009 included about $6.5 million toward completion of the second electric furnace which in total cost $21.4 million and was under the projected cost by 15%.
     Concentrates from the mine sites are transported to the smelter, dried, and fed into an electric furnace, commingled with spent catalyst materials collected by the Company’s recycling business segment. The combined feed is melted in the furnace, where the lighter silica-rich slag separates out into a distinct layer that floats on the heavier nickel-copper PGM-rich matte. The matte is tapped from the furnace periodically and granulated. This granulated furnace matte is then re-melted and processed in a TBRC, which extracts iron from the converter matte. The converter matte is poured from the TBRC, granulated and transferred to the base metals refinery for further processing. The granulated converter matte, approximately 6% of the original smelter feed by weight, consists principally of copper and nickel sulfides containing about 1.5% PGMs. The slag is separately tapped from the furnace, cooled and returned to the mine for reprocessing.
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
PGM RECYCLING
     The Company regularly sources spent catalytic converter materials containing PGM metals from third-party suppliers and processes them through its metallurgical complex. Such materials may either be purchased outright or may be processed and returned to the supplier for a tolling fee. The spent catalytic material is collected by the third party suppliers, primarily from automobile repair shops and automobile yards that disassemble old cars for the recycling of their parts. The Company also processes spent PGM catalysts from petroleum refineries and other sources, normally on a tolling basis.
     Upon receipt of the PGM materials for recycling, they are crushed and sampled prior to being commingled with mine concentrates for smelting in the electric furnace. Nickel and copper sulfides which occur naturally in the mine concentrates act as a metallurgical collector to facilitate the chemical extraction of the PGMs from the recycled material.
     In acquiring recycled automotive catalysts, the Company sometimes advances funds to its suppliers in order to facilitate procurement efforts. During 2009, the Company modified its recycling business model to narrow the amount of advances outstanding to such suppliers while at the same time continuing to support and grow the recycling segment. Total outstanding procurement advances to recycling suppliers totaled $3.6 million at December 31, 2009. In the current business environment, the Company has generally limited working capital advances to new suppliers for material that has been procured and awaiting transit or physically in transit to the Company’s processing facilities.
     Recycled ounces sold in 2009 decreased to 102,000 ounces compared to 275,000 ounces in 2008. In addition to purchased material, the Company processed 128,000 ounces of PGMs on a tolling basis in 2009, up from 126,000 tolled ounces in 2008. In total, recycled volumes fed to the smelter decreased to 251,000 ounces of PGMs in 2009, down 37% from 398,100 ounces in 2008. The decrease in volumes came early in 2009 following the steep drop in PGM prices during the latter half of 2008. As the year 2009 progressed, and PGM prices increased, volumes began to steadily recover.
     The Company records revenue and costs of metals sold for the processing of these recycled materials. Revenues from recycling declined substantially to $81.8 million in 2009, from $475.4 million and $326.4 million in 2008 and 2007, respectively, the result of much lower PGM prices and reduced availability of recycling material in 2009. Costs of metals sold were $76.5 million, $449.5 million and $306.8 million for 2009, 2008 and 2007, respectively — most of these costs are associated with purchasing the recycled material for processing. Earnings from the processing of recycled catalysts in 2009, 2008 and 2007, including financing charges to customers, were $5.9 million, $6.7 million and $26.2 million, respectively. Following the steep drop in PGM prices and doubts as to collectability under various commitments with suppliers, the 2009 and 2008 recycling results included write-downs of $0.5 million and $26.0 million, respectively, of advances to suppliers in its recycling business.
     Because of the significant quantities of recycling material typically processed through its smelter and base metal refinery and the substantial time required for processing, the Company usually carries large inventories of recycling material in process. Working capital associated with these recycling activities as inventories and advances was $28.6 million and $22.1 million at December 31, 2009 and 2008, respectively.
OTHER PROPERTIES
     The Company owns a warehouse facility in Columbus, Montana and leases office space in Columbus and Billings, Montana. The Company’s corporate office was located in the office space leased in Billings, Montana until early 2009, at which time the corporate office was relocated to Columbus, Montana. The annual expense for office leases totals $0.3 million per year. The Company is still party to the office lease in Billings, Montana, periodically uses it for business meetings, and to date has not been able to sublease the facility on acceptable terms. The Company also owns parcels of rural land in Stillwater and Sweet Grass Counties, Montana, near its mine sites totaling approximately 4,367 acres and additional properties in the communities of Columbus and Big Timber, Montana, which are used as support facilities.
LONG-TERM FINANCING
Convertible Debentures
     On March 12, 2008, the Company issued and sold $181.5 million aggregate principal amount of senior convertible debentures due 2028 (debentures). The debentures pay interest at 1.875% per annum, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2008. The debentures will mature on March 15, 2028, subject to earlier repurchase or conversion. Each $1,000 principal amount of debentures is initially convertible, at the option of the holders, into approximately 42.5351 shares of the Company’s common stock, at any time prior to the maturity date. The conversion rate is subject to certain adjustments, but will not be adjusted for accrued interest or any unpaid interest. The conversion rate initially represents a conversion price of $23.51 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15, 2013, March 15, 2018 and March 15, 2023, or upon the occurrence of certain events including a change in control. The Company may redeem the debentures for cash beginning on or after March 22, 2013.
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
     In connection with the issuance of the debentures, the Company agreed to file and maintain an effective shelf registration statement with the Securities and Exchange Commission (SEC) for the resale of the debentures and the common stock issuable upon conversion of the debentures until the earlier of (1) the date the debentures or the common stock issuable upon conversion of the debentures is eligible to be sold to the public pursuant to Rule 144 of the Securities Act or (2) the date on which there are no outstanding registrable securities. Except for the debentures held by Company affiliates, the minimum holding period prescribed in Rule 144 has now elapsed, and management believes the debentures are eligible to be sold to the public in the secondary market.
     During the fourth quarter of 2009, the Company filed a $450 million shelf registration statement. The registration became effective on December 8, 2009, and permits the Company to issue any of various public debt or equity instruments for financing purposes so long as the registration statement remains effective. The Company has no immediate plans to issue securities under the shelf registration, but management believes that the shelf may facilitate access to additional liquidity in the future. However, there is no assurance that debt or equity capital would be available to the Company in the public markets should the Company determine to issue securities under the shelf registration.
     In connection with the issuance of the debentures, the Company incurred $5.1 million of issuance costs, which primarily consisted of investment banking fees, legal and other professional fees. These costs are classified within other noncurrent assets and are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders can require repurchase of the debentures, which is March 15, 2013. Amortization expense related to the issuance costs of the debentures was $1.0 million and $0.8 million for 2009 and 2008, respectively, and the interest expense on the debentures was $3.3 million and $2.7 million for 2009 and 2008, respectively. The Company made cash payments of $3.4 million and $1.7 million for interest on the debentures during 2009 and 2008, respectively.
     In October 2009, the Company undertook the exchange of $15 million face amount of the convertible debentures for 1.84 million shares of the Company’s common stock. The debentures so acquired have been retired, leaving $166.5 million face value of the debentures outstanding at December 31, 2009. None of the Company’s convertible debentures held by MMC Norilsk Nickel were involved in the exchange transaction. Because the number of shares issued in this transaction exceeded the 42.5351 shares per $1,000 of face value specified in the bond indenture, accounting principles required that the Company expense the value of the excess shares as an “inducement loss.” Consequently, the Company recorded a loss on the exchange transaction of $8.1 million during the fourth quarter of 2009.

PGM SALES AND HEDGING
Mine Production
     Palladium, platinum, rhodium, gold and silver are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity (rhodium of 99.9%) in sponge-form are transferred upon sale from the Company’s account at third-party refineries to the account of the purchaser. By-product metals are normally sold at market prices to customers, brokers or outside refiners. Copper and nickel by-products, however, are produced at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are included in revenues from mine production. During 2009, 2008 and 2007, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $23.6 million, $36.8 million and $53.8 million, respectively.
     The Company has a sales agreement with Ford Motor Company covering a portion of production from the mines that contains guaranteed floor and ceiling prices for metal delivered. Metal sales under the agreement, when not affected by the guaranteed floor or ceiling prices, are priced at a slight discount to market. Under this sales agreement, the Company currently has committed 80% of its palladium production and 70% of its platinum production from mining through 2010. None of the Company’s palladium or platinum production after 2010 is currently committed. At sufficiently low PGM price levels, the absence of the pricing floors after 2010 could have a material adverse effect on the Company. The Company restructured its operations in order to mitigate this exposure and has reduced its operating costs significantly, but the loss of the Ford agreement will increase the Company’s financial exposure to low PGM prices.
     Metal delivery commitments under the sales agreement generally fluctuate based upon fixed percentages of actual mine production. The agreement also contains termination provisions that allow the purchaser to terminate in the event the Company breaches certain provisions of the agreement and the Company fails to cure the breach within periods ranging from 10 to 30 days of notice by the purchaser. The sales agreement qualifies for the normal sales exception, and consequently, sales under the agreement are not subject to hedge accounting because they require physical delivery and do not settle net. The floors and ceilings embedded within the sales agreement have economic characteristics and risks clearly and closely related to the economic characteristics and risks of the host agreement and so are treated as part of the host agreement, not as separate derivative instruments.
     The Company has historically entered into derivative contracts and hedging arrangements from time to time to manage the effect on the Company’s cash flow of fluctuation in the price of palladium and platinum from mine production. Hedging activities consist of fixed forwards for future delivery of specific quantities of PGMs at specific prices, and financially settled forwards that provide for net cash settlement of forward sales. Gains or losses can occur as a result of hedging strategies if the derivative contracts ultimately settle at prices above or below market. The Company settled its last remaining financially settled forward agreements covering future anticipated platinum sales out of mine production during the second quarter of 2008. Consequently, after June 30, 2008, the Company was no longer party to any further hedges on its mined platinum production. The Company recorded an offset to revenue in 2008 of $12.8 million representing the loss on its platinum hedges during that year. See Note 6 “Derivative Instruments” to the Company’s 2009 audited financial statements for further information.
PGM Recycling
     The Company has capacity available in its smelter and base metal refinery and purchases catalyst materials from third parties for recycling in those facilities to recover PGMs. The Company has entered into sourcing arrangements for catalyst material with several suppliers. Under these sourcing arrangements, the Company may from time to time advance cash to suppliers for purchase and collection of these spent catalyst materials. These advances are reflected as advances on inventory purchases and included in other assets on the Company’s balance sheet until such time as the material has been physically received and title has transferred to the Company. Following the steep drop in PGM prices and doubts as to collectability under various commitments with suppliers, the 2009 and 2008 recycling results included write-downs of $0.5 million and $26.0 million, respectively, of advances to suppliers in its recycling business. See “Business, Risk Factors and Properties — Risk Factors — Reliance on Third Parties for Sourcing of Recycling Materials and the Concentration of Recycling Sources Creates the Potential for Losses.”
     The Company regularly enters into fixed forward sales related to recycling of catalysts. These fixed forward sales transactions in the recycling business have not been accounted for as derivatives because they qualify as “normal purchases/normal sales” under generally accepted accounting principles. Metals from processing recycled materials are generally sold forward at the time the material is purchased and they are delivered against the forward sales contracts when the ounces are recovered.
     Between the time the General Motors agreement was amended and renegotiated in August of 2007 and the subsequent rejection of the agreement through the bankruptcy court in July 2009, the Company generally elected to fulfill a portion of its delivery commitments under the amended agreement out of recycled palladium. Consequently, a portion of the Company’s palladium from recycling from time to time was priced using financially settled forward sales, which allowed the Company to price the metal forward. Because these financially settled forward sales inherently settled net, they were not eligible for the normal sales exemption. The Company elected not to designate these financially settled forward sales as hedges. Changes in fair value of these financially settled forwards at the end of each accounting period were reflected in recycling revenue. The corresponding net realized loss on these derivatives in 2009 and 2008 was $0.2 million in each year. There were no financially settled forward contracts outstanding at December 31, 2009.
     All of the Company’s recycling forward sales transactions open at December 31, 2009, will settle at various periods through May 2010. See Note 6 “Derivative Instruments” to the Company’s 2009 audited financial statements for more information. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. No margin deposits were required or outstanding as of December 31, 2009 or 2008.
Other
     The Company makes other open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $5.8 million and $20.0 million on ounces purchased in the open market and re-sold for the years ended December 31, 2009 and 2008, respectively. These purchases for resale were essentially breakeven transactions undertaken for the convenience of certain customers.
TITLE AND ROYALTIES
     The Company holds 995 patented and unpatented lode or mill site claims covering approximately 16,000 acres along the apex of the J-M Reef mineral zone and on adjacent federal lands utilized for the Company’s operations facilities. The Company believes that approximately 130 of these claims cover 100% of the known apex of the J-M Reef. The Company’s remaining unpatented claims either adjoin the apex of the J-M Reef or secure sites for surface operations. Prior to the federal moratorium on processing new applications for mining claim patents, the Company had leasehold control on one patented claim under the Mouat Agreement, had been granted patents on 34 of its own claims (a combined total of 735 acres), and had 33 patent applications pending on 135 additional mining claims covering an area of 2,249 acres. The applications included claims owned directly by the Company or held by the Company in leasehold. During the fourth quarter of 2001, 31 new patents were issued to the Company for 126 mining claims covering 2,126 acres. At year-end 2001, patents had been issued for all submitted applications involving the claims owned directly by the Company. In a decision dated April 30, 2002, the Montana State Office of the Bureau of Land Management (BLM) rejected two mineral patent applications submitted prior to July 13, 1993 covering 123 acres in nine mining claims held by the Company in leasehold under the Mouat Agreement. The Company joined with the Mouat interests in appealing the BLM decision to the U.S. Department of the Interior Board of Land Appeals (IBLA). On April 25, 2005, Administrative Judges for the IBLA ruled in favor of the Mouat Interests’ and Company’s appeal and remanded the cases to the BLM with instruction to issue the pending patents. As of the date of this filing, the Certificates of Patent had not yet been issued; however, the Company considers the matter resolved and expects the patents to be granted in due course. The Company presently maintains 825 active unpatented mining and mill site claims. Unpatented mining claims may be located on lands open to mineral appropriation and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and such claims are more commonly subject to challenges of third parties, regulatory or statutory changes, or contests by the federal government. The validity of an unpatented mining claim or mill site claim, in terms of establishing and maintaining possessory rights, depends on strict compliance with a complex body of federal and state statutory and decision law regarding the location, qualifying discovery of valuable minerals, occupancy and beneficial use by the claimant.
     Of the Company’s 995 controlled claims, 868 are subject to royalties, including 840 subject to a 5% net smelter royalty payable to Franco Nevada U.S. Corporation (formerly Newmont Capital Limited), 143 subject to a 0.35% net smelter royalty payable to the Mouat family, and 115 subject to both royalties. During 2009, 2008 and 2007, the Company incurred royalty expenses of $10.6 million, $14.6 million and $15.7 million, respectively. At December 31, 2009, 100% of the Company’s proven and probable ore reserves were secured by either its control of 161 patented mining claims or the nine current first-half certified claims pending final action under the April 2005 appeal ruling by the IBLA. Processing facilities at the East Boulder Mine are situated on 127 validated unpatented mill site claims.
REGULATORY AND ENVIRONMENTAL MATTERS
     General The Company’s business is subject to extensive federal, state and local government controls and regulations, including regulation of mining and exploration which could involve the discharge of materials and contaminants into the environment, disturbance of land, reclamation of disturbed lands, associated potential impacts to threatened or endangered species and other environmental concerns. In particular, statutes including, but not limited to, the Clean Air Act, the Clean Water Act, the Solid Waste Disposal Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act and the National Environmental Policy Act, impose permit requirements, effluent standards, air emission standards, waste handling and disposal restrictions and other design and operational requirements, as well as record keeping and reporting requirements, upon various aspects of mineral exploration, extraction and processing. In addition, the Company’s existing mining operations may become subject to additional environmental control and mitigation requirements if applicable federal, state and local laws and regulations governing environmental protection, land use and species protection are amended or become more stringent in the future. The Company is aware that federal regulation under the Solid Waste Disposal Act governing the manner in which secondary materials and by-products of mineral extraction and beneficiation are handled, stored and reclaimed or reused are subject to frequency review by the agencies which could affect the Company’s facility design, operations, and permitting requirements. See “Business, Risk Factors and Properties — Risk Factors — Changes to Regulations and Compliance with Regulations Could Affect Production, Increase Costs and Cause Delays.”
     The Stillwater Mine and the East Boulder Mine are located on the northern edge of the Absaroka-Beartooth Wilderness Area, about 30 miles north of Yellowstone National Park. Due to the proximity of the Company’s operations to Yellowstone National Park and a wilderness area, the Company’s operations are subject to stringent environmental controls that may adversely impact the Company’s operations. For example, increasingly stringent requirements may be adopted under the Clean Water Act, Clean Air Act or Endangered Species Act which could require installation of environmental controls not required of competitors located overseas. See “Business, Risk Factors and Properties — Risk Factors — Changes to Regulations and Compliance with Regulations Could Affect Production, Increase Costs and Cause Delays.”
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
     Generally compliance with the above statutes requires the Company to obtain permits issued by federal, state and local regulatory agencies and to file various reports, monitor performance and keep records of its operations affecting the environment. Certain permits require periodic renewal or review of their conditions. The Company cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed. Non-renewal of permits or the imposition of additional conditions could have a material adverse effect on the Company’s financial condition and results of operations. See “Business, Risk Factors and Properties — Risk Factors — If the Company is Unable to Obtain Surety Coverage to Collateralize Its Reclamation Liabilities, Operating Permits May Be Affected.”
     For the past several years, the Company has employed various measures in an effort to protect the health of the Company’s workforce and to comply with much stricter MSHA limits on DPM exposure for the underground miners. These measures have included using catalytic converters, filters, enhanced ventilation regimens, modifying certain mining practices underground, and has experimented with various bio-diesel blends. The new DPM limits were delayed for a time, but ultimately went into effect on May 20, 2008. Compliance with the revised MSHA DPM standards continues to be a challenge within the mining industry. However, as a result of its internal efforts to reduce DPM exposure, recent sampling indicates that the Company has achieved compliance with the new standards at the East Boulder Mine as well as at the Stillwater Mine. No assurance can be given that any lack of compliance in the future will not impact the Company.
     Nitrogen concentrates in groundwater have been elevated above background levels at both the Stillwater Mine and the East Boulder Mine as a result of operational activities and discharges currently authorized under permit. Noncompliance with standards have occurred in some instances and are being addressed by the Company through action plans approved by the appropriate federal and state regulatory agencies. In view of its good-faith efforts to comply and progress to date in implementing remedial and advanced treatment technologies, the Company does not believe that failure to be in strict compliance will have a material adverse effect on the Company.
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
     In April 1996, the Company submitted a permit amendment application for the expansion of the Stillwater Mine. This expansion proposal included siting and construction of a new tailings impoundment and removal of the 2,000 tons of ore per day production cap. During 1997, as a result of this application, the Montana DEQ began preparation of an Environmental Impact Statement (EIS) in order to assess the environmental impacts of the amendment. The Montana DEQ issued the final EIS in 1998, subsequent to review of draft issuances and a public hearing. In November 1998, the Montana DEQ and the USFS issued the Record of Decision. There were no material changes from the original application.
     In the first quarter of 1999, an environmental group filed a complaint against the Montana DEQ challenging the adequacy of the EIS and reclamation provisions developed in connection with the amendment to the permit. The Company was not named in the complaint. In mid-2000, the Company signed an agreement with the group and its affiliates (the “Councils”). Under the terms of the agreement, the Councils withdrew litigation against the Montana DEQ. The Councils also agreed not to file a protest against the renewal of the Company’s water quality permit at the East Boulder Mine. For its part, the Company agreed to programs that reduce traffic flows to both the Stillwater Mine and the East Boulder Mine. In addition, the Company is funding expanded monitoring programs and the development of a watershed partnership for the Boulder River basin to assist residents in improving the quality of surface and ground water. In August of 2005, this agreement was mutually amended to acknowledge the progress made in implementing the agreement and completing and finalizing many of the agreement requirements. Additionally, future commitments were reviewed and amended as appropriate in an effort to bring the agreement current with existing environmental conditions, updated technical data and changes to schedules and monitoring plans resulting from information gathered during the previous 5-year period. The Company estimates the total cost of all the environmental programs associated with the implementation of the agreement to be between $0.2 million and $0.3 million annually.

     Included in the Company’s total capital spending in 2009 were environmental capital expenditures of $1.2 million, primarily related to the ventilation system for the second electric furnace at the smelter in Columbus, Montana. Comparable environmental capital expenditures in 2008 and 2007 were $1.1 million and $0.8 million, respectively. The Company’s environmental operating expenses were $2.7 million, $3.6 million and $2.9 million in 2009, 2008 and 2007, respectively. The Company’s 2010 operating expenditures for environmental compliance (excluding capital expenditures) are expected to total approximately $3.6 million and will be expensed as incurred.
COMPETITION: PALLADIUM AND PLATINUM MARKET
GENERAL
     Palladium and platinum are rare precious metals with unique physical qualities that are used in diverse industrial applications and in the jewelry industry. The development of a less expensive alternative alloy or synthetic material with the same characteristics as PGMs for industrial purposes could reduce demand for the Company’s products and drive down PGM prices. Although the Company is unaware of any such alloy or material, there can be no assurance that none will be developed. Jewelry demand is influenced by a variety of external factors, including fashion trends, metal prices and the general state of the economy. Adverse changes in any of these factors could negatively affect the Company’s financial performance.
     Significant quantities of platinum and palladium are held in inventory by investors, trading houses and government entities. The number of ounces in each of these inventories is not always disclosed publicly, nor is it clear under what circumstances these holdings might be brought to market. For example, in the past, the Russian Federation has held large inventories of palladium as strategic inventory, selling substantial volumes from time to time without warning into the market. Some have suggested that these Russian government inventories are nearly depleted. There is no official disclosure of the size of the Russian inventories or clarity as to plans for future sales. Also, new exchange-traded funds, or ETFs, have been introduced recently that may enable more investors to participate in the PGM markets, potentially resulting in more metal being held in inventory. The overhang from these significant investment holdings of platinum and palladium makes it more difficult to predict accurately future supply and demand for these metals and may contribute to added PGM price volatility.
     The Company competes with other suppliers of PGMs, some of which are significantly larger than the Company and have access to greater mineral reserves and financial and commercial resources. Some significant suppliers produce platinum in greater quantities than palladium and thus currently enjoy average per ounce revenue greater than the Company. Some significant suppliers of PGMs produce palladium and platinum as by-products of other production. See “Global Supply” below. New mines may open over the next several years, increasing supply. Furthermore, the volume of PGMs recovered through recycling scrap sources, mostly spent automotive and industrial catalysts, is increasing. There can be no assurance that the Company will be successful in competing with these existing and emerging PGM producers. See “Business, Risk Factors and Properties — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
GLOBAL DEMAND
     The unique physical qualities of PGMs include: (1) a high melting point; (2) excellent conductivity and ductility; (3) a high level of resistance to corrosion; (4) strength and durability; and (5) strong catalytic properties.
     Johnson Matthey reports that demand for palladium (net of recycling volumes) likely decreased by approximately 3.76% to 6.52 million ounces during 2009. Their Platinum 2009 Interim Review Report published in November 2009 (Johnson Matthey or the Johnson Matthey report), projected that 2009 palladium demand decreased from 2008 as a result of the general economic downturn, particularly in automotive demand, although partially offset by stronger investor interest in palladium. They projected that growth in automotive demand in China would partially offset the downturn in the U.S. and Western Europe.
     The largest application for palladium is in automotive catalytic converters. In 2009, this industry consumed approximately 2.9 million ounces (net of recycling), or about 45% of the worldwide palladium demand. (Johnson Matthey estimates that an additional 950,000 palladium ounces generated from recycling also were consumed in catalytic converters during 2009, down from 1.1 million ounces in 2008.) Overall, net consumption of palladium in catalytic converters is off by about 12% from 2008. Industrial demand for palladium includes applications in electronics and the chemical industry; Johnson Matthey indicates year-on-year demand for industrial palladium declined nearly 7.6% to about

1.3 million ounces. Johnson Matthey estimates that approximately 1.0 million ounces, or about 15% of 2009 palladium demand, was consumed in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices. Jewelry demand for 2009 was projected by Johnson Matthey to increase by about 7.6% over the previous year to about 0.92 million ounces. The increased jewelry demand reflects Johnson Matthey’s view that recycling of palladium jewelry in China has now fallen off, so a higher percentage of sales there now represent new demand. Johnson Matthey also reported that dentistry continues to be a major user of palladium for gold-based dental alloys, and that dental demand remained about flat at approximately 0.6 million ounces, or 9.3% of total palladium demand for 2009. According to Johnson Matthey, investment demand increased sharply in 2009 to an estimated 635,000 ounces, about 9.7% of total 2009 palladium demand; that compares to investment demand of about 420,000 ounces in 2008, representing about 6.2% of total 2008 demand.
     According to Johnson Matthey, demand for palladium in the next several years is expected to continue growing, driven primarily by recovery in the automotive sector, stock replenishment and increasing use of palladium in diesel catalytic converters. Over the past several years, the pricing disparity between platinum and palladium has driven research into substituting palladium for platinum in diesel catalytic converters, whereby the palladium content reportedly now can be increased to as much as 50% of the total PGMs in diesel catalytic converters being produced today. Jewelry consumption is maturing in China, but interest in palladium continues to grow in other markets, particularly with the introduction of a palladium hallmark during 2009 in the United Kingdom. The effect of the introduction in early 2010 of new exchange-traded funds in New York for platinum and palladium on the demand for these metals remains to be determined.
     Johnson Matthey estimates that palladium supplied into the market, including sales out of Russian government inventories, exceeded demand by about 655,000 ounces in 2009. Prices for palladium in 2009, based on London Bullion Market Association afternoon postings, ranged from a low of $179 per ounce on January 15, 2009 to end 2009 at a high of $393 per ounce.
     Charts reproduced from the Johnson Matthey Platinum 2009 Interim Review. Permission to reproduce was neither sought nor obtained.
     Johnson Matthey reports that 2009 demand for platinum (net of recycling volumes) probably declined by 4.4% to about 5.9 million ounces in 2009 from 6.2 million ounces in 2008. (Johnson Matthey estimates that platinum supplied from recycling totaled 800,000 ounces in 2009, down from 1.1 million ounces in 2008.) Platinum purchases by the auto catalyst sector (net of recycling volumes) declined during 2009 by 34.9% to 1.68 million ounces, driven principally by sharply lower demand for diesel-powered automobiles in Europe. Johnson Matthey anticipates that diesel demand will recover in the future as the European economy improves.

     Jewelry demand for platinum in 2009 was driven by restocking during 2009, with demand for platinum in the jewelry sector up year on year by 79.5% to 2.45 million ounces, reflecting the impact much lower platinum prices in 2009. Industrial uses of platinum include the production of data storage disks, fiberglass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells. Johnson Matthey projects that industrial consumption of platinum during 2009 declined by about 35%, reflecting the impact of the worldwide economic downturn during the (year).
     In Johnson Matthey’s view, the outlook for platinum demand is dependent on the timing of a worldwide economic recovery, which should gradually restore some of the automotive and industrial demand for the metal. The inventory restocking in the jewelry industry during 2009 is unlikely to be repeated in the immediate future. However, with the arrival of a platinum ETF in the United States, investment demand could strengthen somewhat during 2010.
     Johnson Matthey estimates that platinum supplied to the market in 2009 exceeded demand by about 0.14 million ounces. The price of platinum during 2009, based on London Bullion Market Association afternoon postings, ranged from a high of $1,494 per ounce, reached on December 3, 2009, compared to a low of $918 per ounce on January 15, 2009, and closed the year trading at $1,461 per ounce. See “Business, Risk Factors and Properties – Risk Factors – Users of PGMs May Reduce Their Consumption and Substitute Other Materials for Palladium and Platinum.”
GLOBAL SUPPLY
     On the supply side, Johnson Matthey noted that their tally of 2009 PGM supply includes about 960,000 ounces of palladium transferred out of Russian state inventories during the year into Switzerland and then subsequently sold. Johnson Matthey acknowledges that, going forward, these Russian inventory sales constitute a significant uncertainty in projecting annual palladium supply. Including these state transfers, Johnson Matthey reports that palladium supplied to market in 2009 of 7.175 million ounces declined by just 1.85% from 2008 levels.
     The leading global sources of palladium and platinum production are mines located in the Republic of South Africa and the Russian Federation. The Johnson Matthey report estimates that South Africa provided approximately 35.3% of the palladium and 78.0% of the platinum sold worldwide during 2009. The same report also estimates that the Russian Federation, both as a by-product of nickel production from Norilsk Nickel and from transfers out of government inventories, provided approximately 49.6% of the palladium and approximately 12.3% of the platinum sold worldwide in 2009 (see charts below). (In preparing these estimates, Johnson Matthey treats PGM recycling volumes as an offset against demand, rather than as new supply.)
     Charts reproduced from the Johnson Matthey Platinum 2009 Interim Review. Permission to reproduce was neither sought nor obtained.

     Supply numbers provided by Johnson Matthey are for metals entering the market and do not necessarily represent metals produced during the years shown. For palladium this may constitute a significant year-to-year difference because of unpredictable releases out of the substantial inventories held by the Russian Federation, as well as those held by the auto companies and investors. For platinum this inventory effect is less significant, as inventories held by governments or private institutions have not been as material recently. According to Johnson Matthey, annual worldwide mine production of palladium for 2009 is estimated at 6.5 million ounces, down from about 6.6 million ounces in 2008. Annual worldwide production of platinum for 2009 is estimated at 6.1 million ounces, up slightly from about 5.9 million ounces in 2008, mostly reflecting production issues during 2008 in South Africa.
     Johnson Matthey comments that the outlook for palladium in the future is sensitive to activity from the Russian state inventories. Their outlook assumes that there will be additional Russian inventory sales during 2010, which likely would create a surplus of palladium in the markets yet again. However, they also note that investors seem to be aware of the imbalance between palladium mine production and demand, and some appear to anticipate supply imbalances over the longer term if the Russian inventory sales end. They also note that investor holdings of both platinum and palladium have buoyed the market during 2009, but their effect is less certain going forward.
     In addition to mine sources, PGMs are recovered from automotive catalytic converters acquired from scrap dealers. A growing industry has developed in the collection and recovery of PGMs from scrap sources, including automotive catalytic converters, electronic and communications equipment and petroleum catalysts. Volumes were affected by the lower PGM prices during the first half of 2009 but strengthened fairly steadily throughout the year as prices improved. Johnson Matthey estimates 2009 worldwide recoveries from recycling provided 955,000 million ounces of palladium and 800,000 ounces of platinum, down from 1.12 million ounces each of palladium and platinum in 2008.
PRICES
     Stillwater Mining Company’s revenue and earnings depend significantly on world palladium and platinum market prices. The Company has no direct control over these prices, but is working to foster PGM demand growth by encouraging new uses for these metals. PGM prices can fluctuate widely. The Company does have the ability to hedge prices and has contractual floor prices that tend to mitigate some of the price exposure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue” and “Factors That May Affect Future Results and Financial Condition.” The volatility of palladium and platinum prices is illustrated in the following table of the London Bullion Market Association afternoon postings of annual high, low and average prices per ounce since 1999. The accompanying charts also demonstrate this volatility. See “Business, Risk Factors and Properties — Risk Factors — Vulnerability to Metals Price Volatility — Changes in Supply and Demand Could Reduce Market Prices,” in the following section.

	PALLADIUM			PLATINUM
YEAR	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
1999	$454	$285	$358	$457	$342	$377
2000	$970	$433	$680	$622	$414	$544
2001	$1,090	$315	$604	$640	$415	$529
2002	$435	$222	$338	$607	$453	$539
2003	$269	$148	$201	$840	$603	$691
2004	$333	$178	$230	$936	$767	$846
2005	$295	$172	$201	$1,012	$844	$897
2006	$404	$261	$320	$1,355	$982	$1,143
2007	$382	$320	$355	$1,544	$1,118	$1,303
2008	$582	$164	$352	$2,273	$763	$1,576
2009	$393	$179	$264	$1,494	$918	$1,204
2010*	$462	$395	$434	$1,627	$1,475	$1,563

*	(Through February 17, 2010)
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
THE WORLDWIDE FINANCIAL AND CREDIT CRISES CREATE VULNERABILITY FOR THE COMPANY
     The Company has been affected by the world financial crisis, which continues to affect — directly and indirectly — a number of financial and commodity markets. In light of world events and the sharp decrease in PGM prices during the fourth quarter of 2008, the Company restructured its operations in an effort to conserve cash and reduce anticipated losses. The restructuring of the Company’s operations resulted in dramatic changes and essentially reduced the scope of its mining operations while also reducing its mining costs. The Company recognizes that its combined exposures to low PGM prices, the upcoming expiration of its remaining automobile agreement that contains pricing floors and the fluctuating demand for its products create substantial risks for the Company. Consequently, the Company’s management believes that it is in the interests of shareholders for management to continue to focus at this stage on controlling expenditures and improving productivity, rather than trying to grow overall mine production. However, even with this emphasis, there can be no assurance that the Company will succeed in maintaining the cost reductions it has already achieved or that it will be able to achieve further efficiencies.
     The Company’s primary business remains in the mining of PGM’s. As a comparatively low-margin producer, given the Company’s palladium to platinum ratio, over the years management has continued to focus on ways to lower its costs. In the low PGM price environment that prevailed through much of 2009, management restructured the business to focus on maintaining cash and remaining in a position to take advantage of improved pricing, if and when that should occur. Thus, the Company operated during 2009 in preservation mode in order to minimize cash costs, maintain operations at its mines and keep employed its skilled set of miners. While PGM prices have strengthened recently and the Company’s mining costs have declined, any return to lower PGM prices could still impair the Company’s operating margins and cash flow.
     As a result of the sale of an issue of convertible debentures in March 2008, the Company raised approximately $181.5 million, the proceeds of which were used to eliminate an outstanding bank credit agreement balance and for general corporate purposes. As of the end of 2009, the Company had on hand approximately $201.2 million of cash and highly liquid investments, up from $180.8 million at the end of 2008. The Company is seeking to maintain its current liquidity in the face of the current financial crisis, but no assurances can be given that the Company will be successful. The Company has not succeeded in the current environment in securing a successor revolving credit agreement. Absent a line of credit, the Company is therefore vulnerable if its cash position weakens.
     The Company’s convertible debenture offering includes a provision that allows the debenture holders to redeem their holdings at par on certain future dates or upon occurrence of certain other events, including a change of control of the Company. Approximately 51.5% of the Company’s common shares are controlled by MMC Norilsk Nickel, a Russian mining company. Should MMC Norilsk Nickel elect to sell its entire shareholding, that transfer would likely be considered a change in control for purposes of the Company’s debenture offering. Upon such a change of control, all or any part of the debenture offering could be redeemed by the holders for repayment at face value. While at December 31, 2009, the Company had sufficient liquidity available to be able to meet such a requirement, given the volatility of PGM markets there can be no assurance upon the occurrence of a change of control in the future that the Company would have adequate liquidity available to meet the demands of the debenture holders.
     The world financial crisis also had a negative effect on the Company’s recycling segment, which in stronger markets has proven to be a profitable ancillary business that utilizes available capacity in the smelting and refining facilities. Following the steep drop in PGM prices and amid doubts as to collectability under various commitments with suppliers, at the end of 2008 the Company wrote off $26.0 million of advances to suppliers in its recycling business. The Company has since restructured its recycling business model to reduce its financial exposure in this business, while at the same time continuing to support and foster the recycling segment. While the Company now believes that it has substantially reduced its exposures within this business, there can be no assurance that it will not incur losses in the future on these activities.

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
     Over the last few years, the market price of palladium has been extremely volatile. After reaching a record high price level of $1,090 per ounce in January 2001, the price of palladium declined over a 27-month period until hitting a low of $148 per ounce in April 2003. Thereafter, the price gradually recovered, posting a high of $582 per ounce in April 2008 and then declining sharply to a low of $164 per ounce in December 2008. Palladium prices recovered during 2009, ending the year at $393 per ounce. As of February 17, 2010, the market price of palladium (based on the London Bullion Market Association afternoon fixing) was $440 per ounce.
     The market price of platinum trended generally upward from $440 per ounce at the end of 2001 to $1,530 at the end of 2007. In late January 2008, following the announcement of electrical power shortages in South Africa, the price rose sharply, peaking in March at $2,273 per ounce in London. Thereafter, the price declined steeply as the economy deteriorated in the second half of 2008, hitting a low of $756 per ounce before ending 2008 at $898 per ounce. During 2009, prices generally recovered, and platinum ended the year quoted in London at $1,461 per ounce. As of February 17, 2010, the London Bullion Market Association afternoon fixing for platinum was $1,542 per ounce.

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
     Reductions in PGM prices would adversely affect the Company’s revenues, profits and cash flows. Protracted periods of low metal prices could significantly reduce revenues and the availability of required development funds, particularly after the Company’s remaining supply agreement expires at the end of 2010, to levels that could cause portions of the Company’s ore reserves and production plan to become uneconomic. This could cause substantial reductions to PGM production or suspension of mining operations, impair asset values, and reduce the Company’s proven and probable ore reserves. See “Business, Risk Factors and Properties — Competition: Palladium and Platinum Market” for further explanation of these factors.
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
THE COMPANY DEPENDS UPON A FEW CUSTOMERS AND ITS SALES AND OPERATIONS COULD SUFFER IF IT LOSES ANY OF THEM
     The Company is party to a sales agreement with Ford Motor Company for palladium and platinum produced from its mines which is scheduled to expire at the end of 2010. The Company’s revenues for the year ended December 31, 2009, included 77.8% from mine production. For more information about the Company’s sales agreements, see “Business, Risk Factors and Properties — Current Operations — PGM Sales and Hedging Activities.” For additional discussion of hedging risks, see “Risk Factors — Hedging and Sales Agreements Could Limit the Realization of Higher Metal Prices.”
     As a result of this sales agreement, the Company is subject to the customer’s compliance with the terms of the agreement, its ability to terminate or suspend the agreement and the customer’s willingness and ability to pay. The loss of this agreement would likely require the Company to sell at prevailing market prices, which might expose it to lower metal prices as compared to the floor prices in the sales agreement. In the event the Company becomes involved in a disagreement with its customer or one of the counterparties to its forward sales, their compliance with the associated agreements may be at risk. In such an event, the Company’s operating plans could be threatened. Thus, termination or breach by a customer could adversely impact the Company’s operations and financial results.
     In July 2009, General Motors Corporation rejected in bankruptcy its supply agreement with the Company. Shortly afterward, PGM prices increased sufficiently that the Company was not sustaining any current losses as a result of losing the contractual floor prices in the General Motors agreement. However, loss of the floor prices also increases the Company’s potential exposure to a future downturn in PGM prices, and as a result the Company is now more vulnerable to fluctuations in underlying PGM prices. The agreement also provided a firm sales commitment for a portion of the Company’s mine production, and while terminal markets exist for platinum and palladium that allow the Company to sell its production at market prices, without the agreement there can be no certainty that the Company will be able to sell its production during a time of significant market disruption
     The loss of the Ford agreement when it expires at the end of 2010 (or before then under extenuating circumstances) could require the Company to sell all its mined PGMs at prevailing market prices, which at times might expose the Company to lower metal prices as compared to the floor prices under the agreement. Thus, termination of the Ford supply agreement could have a material adverse effect on the Company.
     The Company also enters into fixed forward sales and from time to time financially settled forward contracts for metal produced from recycling of catalysts, normally at the time the catalyst material is purchased. For the Company’s fixed forward sales related to recycling of catalysts, the Company is subject to the customers’ compliance with the terms of the agreements, their ability to terminate or suspend the agreements and their willingness and ability to pay. The loss of any of these agreements or failure of a counterparty to perform could require the Company to sell or purchase the contracted metal at a loss in the open market. The Company’s revenues for the year ended December 31, 2009, included 20.7% from recycling sales and 1.5% from other sales.
FAILURE TO RENEW SALES AGREEMENTS FOR OUNCES PRODUCED FROM MINE PRODUCTION COULD RESULT IN CURTAILMENT OR CLOSURE OF OPERATIONS
     The Company’s sales agreement with Ford Motor Company in total represented about 53.4% of the Company’s 2009 revenues. The agreement applies to a portion of the ounces from the Company’s mine production through December 2010. Under the agreement, the Company currently has committed 80% of its mined palladium production and 70% of its mined platinum production through 2010. Metal sales are priced at a modest discount to market, with floor and ceiling prices that apply to all or a portion of the sales. Accordingly, the Company benefits if the market price drops below the floor price of the agreement but is unable to realize the full market price if the market price exceeds the ceiling price of the agreement. The Ford agreement will expire at the end of 2010. Once this agreement expires, if it is not renewed or replaced with an agreement having similar provisions, the Company will be directly dependent on PGM market prices, without the price protection or risk due to the floors and ceilings in the current Ford agreement. Should the Company be unable to renew the Ford agreement on similar terms and if the market price of PGMs subsequently proves insufficient to cover the Company’s operating and capital costs of production, then the Company’s operations might have to be curtailed, suspended or closed.
RELIANCE ON THIRD PARTIES FOR SOURCING OF RECYCLING MATERIALS AND THE CONCENTRATION OF RECYCLING SOURCES CREATES THE POTENTIAL FOR LOSSES
     The Company has available smelter and base metal refinery capacity and purchases catalyst materials from third parties for recycling activities to recover PGMs. The Company has entered into sourcing arrangements for catalyst material with several suppliers, one of which provides most of the Company’s catalyst for recycling. The Company is subject to the suppliers’ compliance with the terms of these arrangements and their ability to terminate or suspend the agreement. Should one of these sourcing arrangements be terminated, the Company could suffer a loss of profitability as a result of the termination. This loss could negatively affect the Company’s business, financial condition and results of operations. Similarly, these suppliers source material from various third parties in a competitive market, and there can be no assurance of the suppliers’ continuing ability to source material on behalf of the Company at current volumes and prices. Any continuing issue associated with the suppliers’ ability to source material could have an adverse effect on the Company’s profitability.

     Under these sourcing arrangements, the Company may from time to time advance cash to support the purchase and collection of these spent catalyst materials. These advances are reflected as advances on inventory purchases and included in other assets on the Company’s balance sheet until such time as the material has been received and title has transferred to the Company. In some cases, the Company has a security interest in the materials that the suppliers have procured but the Company has not yet received. However, a portion of the advances are unsecured and the unsecured portion of these advances is fully at risk.
     Following the sharp decline in PGM prices during the second half of 2008, the volume of spent catalyst material received from the Company’s recycling suppliers diminished significantly. This was an industry-wide trend in which some of the suppliers incurred significant inventory losses, and a few even exited the business. Following the decline in PGM prices and doubts as to collectability under various commitments with suppliers, the 2009 and 2008 recycling results included write-downs of $0.5 million and $26.0 million, respectively, of advances to suppliers in its recycling business. Subsequently, the Company has restructured its recycling business model in an effort to reduce the need for unsecured advances. However, there can be no assurance that the Company will not incur additional recycling losses in the future.
AN EXTENDED PERIOD OF LOW RECYCLING VOLUMES AND WEAK PGM PRICES COULD PUT THE COMPANY’S OPERATIONS AT ADDITIONAL RISK
     The Company’s recycling segment generates supplemental earnings and cash flow to help support the economics of the mining business when PGM prices are low. The recycling segment in turn depends upon the copper and nickel produced in mine concentrates to extract the PGMs in recycled material within the Company’s processing facilities. The economics of the recycling segment to a large extent have been regarded as incremental within the processing operations, with the result that recycling volumes have attracted only an incremental share of the processing costs.
     Volumes of recycling materials available in the marketplace diminished substantially in response to the drop in PGM prices in late 2008 and early 2009. These lower recycling volumes result in less earnings and cash flow from the recycling segment, and therefore less economic support for the mining operations. Should it become necessary at any point to reduce or suspend operations at the mines, the proportion of processing costs allocated to the recycling segment would increase substantially, making the recycling segment less profitable. Further, the ability to operate the smelter and refinery without significant volumes of mine concentrates has never been demonstrated and would likely require modification to the processing facilities. There is no assurance that the recycling facilities can operate profitably in the absence of significant mine concentrates, or that capital would be available to complete necessary modifications to the processing facilities.
THE COMPANY MAY BE COMPETITIVELY DISADVANTAGED AS A PRIMARY PGM PRODUCER WITH A PREPONDERANCE OF PALLADIUM.
     The Company’s products compete in a global market place with the products of other primary producers of PGMs and with companies that produce PGMs as a by-product. In many cases, the other primary producers mine ore reserves with a higher ratio of platinum to palladium than the Company and as a result enjoy higher average realizations per ounce than Stillwater Mining Company. The Company also competes with mining companies that produce PGMs as a by-product of their primary commodity, principally nickel.
     Because the Company’s U.S. based cost structure is denominated in dollars, in periods when the U.S. dollar is relatively strong, the Company’s competitors may still operate profitably, while the Company may not. Furthermore, non-primary producers of PGMs who regard PGMs as a by-product will generally continue to produce and sell PGMs when prices are low, as PGMs are not their principal commodity.
ACHIEVEMENT OF THE COMPANY’S PRODUCTION GOALS IS SUBJECT TO UNCERTAINTIES
     Based on the complexity and uncertainty involved in operating underground mines, it is challenging to provide accurate production and cost forecasts. The Company cannot be certain that either the Stillwater or the East Boulder Mine will achieve the production levels forecasted or that the expected operating cost levels will be achieved or that funding will be available from internal and external sources in requisite amounts or on acceptable terms to sustain the necessary ongoing development work. Failure to achieve the Company’s production forecast negatively affects the Company’s revenues, profits and cash flows. As the extent of underground operations continues to expand at depth and horizontally, it is likely that operating costs will increase unless employee productivity is increased commensurately.

Also, as additional underground infrastructure is constructed, amortization expense may increase unless additional ore reserves are identified. Such increased costs could adversely affect the Company’s profitability.
     The East Boulder Mine commenced commercial operations in 2002 and has never reached its original planned 2,000 ton-per-day operating rate on a sustainable basis. Ore grades at the East Boulder Mine also are typically lower than comparable grades at the Stillwater Mine. Partially as a result thereof, production costs per ounce at the East Boulder Mine have been significantly higher than originally expected. The Company has put in place various operating plans and programs that are intended to reduce production costs at both the East Boulder and Stillwater Mines, however, there can be no assurance that these plans and programs will be implemented effectively, and actual production, cash operating costs and economic returns achieved in the future may differ significantly from those currently estimated or those established in future studies and estimates. At the East Boulder Mine, total cash costs per PGM ounce (a non-GAAP measure) decreased to $407 in 2009, from $456 in 2008. While the lower East Boulder costs followed upon some specific operating changes at the mine, there is no certainty that the improved efficiencies will be maintained in the future.
     During 2007 and 2008, attrition rates at the Stillwater and East Boulder Mines exceeded already high historical experience, resulting in shortages of skilled miners and disruptions to mining efficiency. With the more difficult economic conditions during 2009, the Company saw these attrition rates decline to levels well below the historical trend, with accompanying improvements in productivity. While the Company believes that the improvements in productivity realized during 2009 were attributable to more than just a more stable workforce, if the economy recovers significantly in the future, the competition for skilled miners may resume and the Company may see its employee attrition rates climb. This in turn could prove disruptive to the Company’s workforce and result in lower productivity. See “Risk Factors — Limited Availability of Additional Mining Personnel and Uncertainty of Labor Relations May Affect the Company’s Ability to Achieve Its Production Targets” below for further discussion of this and related issues.
ORE RESERVES ARE VERY DIFFICULT TO ESTIMATE AND ORE RESERVE ESTIMATES MAY REQUIRE ADJUSTMENT IN THE FUTURE; CHANGES IN ORE GRADES, MINING PRACTICES AND ECONOMIC FACTORS COULD MATERIALLY AFFECT THE COMPANY’S PRODUCTION AND REPORTED RESULTS
     Ore reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from limited drilling, which may prove unreliable. Reported ore reserves are comprised of a proven component and a probable component. (See Glossary for definitions.) For proven ore reserves, distances between samples can range from 25 to 100 feet, but are typically spaced at 50-foot intervals both horizontally and vertically. The sample data for proven ore reserves consists of survey data, lithologic data and assay results. The Company enters this data into a 3-dimensional modeling software package, where it is analyzed to produce a 3-dimensional solid block model of the resource. The assay values are further analyzed by a geostatistical modeling technique (kriging) to establish a grade distribution within the 3-dimensional block model. Dilution is then applied to the model and a diluted tonnage and grade is calculated for each block.
     Probable ore reserves are based on longer projections, up to a maximum radius of 1,000 feet beyond the limit of existing drill-hole sample intercepts of the J-M Reef obtained from surface and underground drilling. Statistical modeling and established continuity of the J-M Reef as determined from results of mining activity to date support the Company’s technical confidence in estimates of tonnage and grade over this projection distance. Where appropriate, projections for the probable ore reserve determination are constrained by any known or anticipated restrictive geologic features. The probable ore reserve estimate of tons and grade is based on the projection of factors calculated from adjacent proven ore reserve blocks or from diamond drilling data where available. The factors consist of a probable area, proven yield in tons per foot of footwall lateral, average grade and percent mineable. The area is calculated based on projections up to a maximum of 1,000-feet from known drill contacts; the proven yield (in tons per foot of footwall lateral) and grade are calculated based on long-term proven ore reserve results in adjacent areas; and the percent mineable is calculated based on long-term experience from actual mining in adjacent areas. Contained ounces are calculated based on area divided by 300 (square feet) times proven yield in tons per foot of footwall lateral times grade (ounces per ton) times percent mineable (%). As a result, probable ore reserve estimates are less reliable than estimates of proven ore reserves. Both proven and probable ore reserve projections are also limited where appropriate by certain modifying factors, including geologic evidence, economic criteria and mining constraints.
     Actual period-to-period conversion of probable ore reserves to proven ore reserves may result in increases or decreases to the total reported amount of ore reserves. Conversion, an indicator of the success in upgrading probable ore reserves to proven ore reserves, is evaluated annually as described under “Business, Risk Factors, and Properties — Proven and Probable Ore Reserves”. Conversion rates are affected by a number of factors, including geological variability, quantity of tonnage represented by the period drilling, applicable mining methods and changes in safe mining practices, economic considerations and new regulatory requirements.
     The following table illustrates the conversion rates of probable to proven ore reserve tons realized by year from 2000 through 2009:

	Historic
Year ended	Weighted
December 31,	Average (2)	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
(in percent)
Stillwater Mine	90	83	74	68	94	101	62	52	71	104	111
East Boulder Mine (1)	95	24	71	107	91	110	125	86	91	88	*

(1)	The East Boulder Mine commenced full-time commercial production on January 1, 2002.

(2)	Historic Weighted Average period is 1997 to 2009.
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
AN EXTENDED PERIOD OF LOW PGM PRICES COULD RESULT IN A REDUCTION OF ORE RESERVES AND POTENTIAL FURTHER ASSET IMPAIRMENT CHARGE
     The Company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Estimations of future cash flows take into account estimates of recoverable ounces, PGM prices (considering current and historical prices, long-term sales contracts prices, price trends and related factors), production levels and capital and reclamation expenditures, all based on life-of-mine plans and projections.
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
     Were the Company to experience a prolonged period of low PGM prices adversely affecting the determination of ore reserves, the Company could face one or more impairment adjustments. Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between projections and actual outcomes for key factors such as PGM prices, recoverable ounces, and/or the Company’s operating performance could have a material effect on the Company’s ability to recover the carrying amounts of its long-lived assets, potentially resulting in impairment charges in the future. The Company has estimated that as of December 31, 2009, the combined long-term PGM market price level below which ore reserves start to be constrained economically is about $400 per ounce. See “Business, Risk Factors and Properties — Proven and Probable Ore Reserves” for a chart illustration.
     Lower prices also can affect the economic justification of ore reserves, and the Company has reviewed its ore reserves at December 31, 2009. As in past years, the Company also engaged Behre Dolbear as third-party independent geological experts to review and express their opinion on the Company’s reserve calculations. The Company performs its ore reserve economic assessment using a twelve-quarter trailing price in order to level out short-term volatility in metals prices, viewing the twelve-quarter trailing average as a reasonable surrogate for long-term future PGM prices over the period when the reserves will be mined. The Company’s combined twelve-quarter trailing weighted average price for platinum and palladium at December 31, 2009, was about $556 per ounce. At this price, the Company’s geologic ore reserves at each mine can be shown to generate (undiscounted) positive cash flow over the life of the reserve. Consequently, the Company’s ore reserves were not constrained economically at December 31, 2009.
     It is important to note that, if PGM prices were to fall for an extended period, the trailing twelve-quarter price will gradually decline. Following the Company’s methodology, there can be no assurance that the Company’s reported proven and probable ore reserves will not be constrained economically in the future.
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
     To the extent existing and future environmental regulations tend to create disincentives for the use of internal combustion engines, demand for platinum and palladium in automotive catalytic converters could be reduced. This in turn could drive down PGM prices and could impair the Company’s financial performance.
IF THE COMPANY IS UNABLE TO OBTAIN SURETY COVERAGE TO COLLATERALIZE ITS RECLAMATION LIABILITIES, OPERATING PERMITS MAY BE AFFECTED
     The Company is required to post surety bonds, letters of credit, cash or other acceptable financial instruments to guarantee the future performance of reclamation activities at the Stillwater and East Boulder Mines. The total availability of bonding capacity from the U.S. insurance industry has declined in recent years. During 2008, the State of Montana increased the required bonding levels at the Company’s mining operations and may require an additional increase in the future. The aggregate surety amount in place at the East Boulder Mine was $13.7 million at the end of 2009, comprised of $6.2 million of surety bonds and a $7.5 million letter of credit. At December 31, 2009, the Stillwater Mine carried reclamation bonds totaling $19.5 million, including an increase of $10.0 million voluntarily put in place during the fourth quarter of 2008, pending the outcome of the current EIS being completed by the State of Montana. Should increased bonding requirements be imposed in the future and the Company finds itself unable to obtain the required bonds or otherwise provide acceptable surety, the ability to operate under existing operating permits would likely be curtailed, which could have a significant adverse affect on the Company’s operations.
MINING RISKS AND POTENTIAL INADEQUACY OF INSURANCE COVERAGE — THE COMPANY’S BUSINESS IS SUBJECT TO SIGNIFICANT RISKS THAT MAY NOT BE COVERED BY INSURANCE
Underground mining and milling, smelting and refining operations involve a number of risks and hazards, including:
•	unusual and unexpected rock formations affecting ore or wall rock characteristics,

•	ground or slope failures,

•	cave-ins, ground water influx, rock bursts and other mining or ground-related problems,

•	environmental hazards,

•	industrial accidents,

•	organized labor disputes or work slow-downs,

•	metallurgical and other processing, smelting or refining problems,

•	wild fires, flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of God,

•	mechanical equipment failure and facility performance problems, and

•	availability and cost of critical materials, equipment and skilled manpower.
     Such risks could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining or processing, monetary losses and possible legal liability. Several fatal accidents and other non-fatal serious injuries have occurred at the Company’s mines since operations began in 1986. Future industrial accidents or occupational disease occurrences could have a material adverse effect on the Company’s business and operations. The Company cannot be certain that its insurance will cover certain risks associated with mining or that it will be able to maintain insurance to cover these risks at economically feasible premiums. The Company might also become subject to liability for environmental damage or other hazards which may be uninsurable or for which it may elect not to insure because of premium costs or commercial impracticality. Such events could result in a prolonged interruption in operations that would have a negative effect on the Company’s ability to generate revenues, profits, and cash flow.
HEDGING AND SALES AGREEMENTS COULD LIMIT THE REALIZATION OF HIGHER METAL PRICES
     The Company enters into derivative contracts and other hedging arrangements from time to time in an effort to reduce the negative effect of price changes on its cash flow. These arrangements typically consist of contracts that require the Company to deliver specific quantities of metal, or to financially settle the obligation in the future at specific prices. The Company may also hedge pricing through the sale of call options and the purchase of put options. See “Business, Risk Factors and Properties — Current Operations — PGM Sales and Hedging Activities” for a discussion of the Company’s hedge positions. While hedging transactions are intended to reduce the negative effects of price decreases, they have also prevented the Company at times from benefiting fully from price increases. If PGM prices are above the price at which future production has been hedged, the Company will experience an opportunity loss upon settlement.
     The Company has a sales agreement that provides for a floor price and a ceiling price for sales of a portion of its production. To the extent PGM prices exceed the ceiling price of the sales agreement, the Company will not receive full market price at the time of sale. For a description of this agreement, see “Business, Risk Factors and Properties — Current Operations — PGM Sales and Hedging Activities”.
CHANGES TO REGULATIONS AND COMPLIANCE WITH REGULATIONS COULD AFFECT PRODUCTION, INCREASE COSTS AND CAUSE DELAYS
     The Company’s business is subject to extensive federal, state and local environmental controls and regulations, including regulations associated with the implementation of the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Metals Mines Reclamation Act and numerous permit stipulations as documented in the Record of Decision for each operating entity. This body of laws is continually changing and, as a general matter, is becoming more restrictive. Compliance with these regulations requires the Company to obtain permits issued by federal, state and local regulatory agencies. Certain permits require periodic renewal and/or review of the Company’s performance. The Company cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed. Nonrenewal of permits or the imposition of additional conditions could eliminate or severely restrict the Company’s ability to conduct its operations. See “Business, Risk Factors and Properties — Current Operations —

Regulatory and Environmental Matters.”
     Compliance with existing and future environmental laws and regulations may require additional control measures and expenditures, which the Company cannot reasonably predict. Environmental compliance requirements for new or expanded mining operations may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. Expansion may require new environmental permitting at the Stillwater Mine and mining and processing facilities at the East Boulder Mine. Private parties may pursue legal challenges of the Company’s permits. See “Business, Risk Factors and Properties — Current Operations — Regulatory and Environmental Matters.”
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
     The Company’s mining operations are located adjacent to the Absaroka-Beartooth Wilderness Area and are situated approximately 30 miles from the northern boundary of Yellowstone National Park. While the Company works closely and cooperatively with local environmental organizations, the Montana Department of Environmental Quality and the United States Forest Service, there can be no assurance that future political or regulatory efforts will not further restrict or seek to terminate the Company’s operations in this sensitive area.
     For the past several years, the Company has been experimenting with various bio-diesel blends and modifying some of its mining practices underground in an effort to comply with more restrictive MSHA limits on DPM exposure for underground miners. These new limits were delayed for a time, but they ultimately went into effect on May 20, 2008. Compliance with the revised MSHA DPM standards continues to be a challenge within the mining industry. However, as a result of its internal efforts to reduce DPM exposure, recent sampling indicates that the Company has achieved compliance with the new standards at the East Boulder Mine and is nearly in compliance with them at the Stillwater Mine.
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
THE COMPANY’S CREDIT RATING IS BELOW INVESTMENT GRADE, POTENTIALLY LIMITING FUTURE CREDIT AVAILABILITY AND INCREASING POTENTIAL BORROWING COSTS
     In December 2007, Moody’s Investor Service lowered Stillwater Mining Company’s rating from B1 to B2, and during 2008 it was lowered to Caa1. Standard and Poor’s in December 2008 lowered the Company’s corporate rating from B+ to B-, and then in December 2009, citing stable liquidity and higher PGM prices, increased the corporate rating to B. Comments from both agencies regularly express concern with the Company’s lack of diversity, pending termination of the Ford Motor Company agreement, relatively high mining costs and volatile pricing environment. The Company’s low credit ratings will likely make it more difficult and more costly to obtain some forms of third-party financing in the future. Although the Company believes it has adequate liquidity available at the current time, should the Company need to access the credit markets in the future, the Company’s comparatively low credit rating would likely be an impediment to obtaining additional debt or lines of credit. In the credit environment existing in 2009, the Company has not been able to secure a revolving credit agreement upon reasonable terms. Should the Company require additional credit capacity in the future and be unable to obtain it, the Company might not be able to meet its obligations as they come due and so could be compelled to restructure or seek protection from creditors.

LIMITED AVAILABILITY OF ADDITIONAL MINING PERSONNEL AND UNCERTAINTY OF LABOR RELATIONS MAY AFFECT THE COMPANY’S ABILITY TO ACHIEVE ITS PRODUCTION TARGETS
     The Company’s operations depend significantly on the availability of qualified miners. Historically, the Company has experienced periods of high turnover with respect to its miners, particularly during the strong metal markets of 2007 and early 2008. In addition, the Company must compete for individuals skilled in the operation and development of underground mining properties. The number of such persons is limited, and significant competition exists to obtain their skills. The Company cannot be certain that it will be able to maintain an adequate supply of miners and other personnel or that its labor expenses will not increase as a result of a shortage in supply of such workers. Failure to maintain an adequate supply of miners could result in lower mine production and impair the Company’s financial performance.
     The Company had 1,273 employees at December 31, 2009. About 661 employees located at the Stillwater Mine and 122 employees at the Columbus processing facilities are covered by a collective bargaining agreement with USW Local 11-0001, expiring July 1, 2011. As of December 31, 2009, about 211 employees at the East Boulder Mine were covered by a separate collective bargaining agreement with USW Local 11-0001, which will expire on July 1, 2012. There is no assurance that the Company can achieve a timely or satisfactory renewal of either of these agreements as they expire. A strike or other work stoppage by the Company’s represented employees could result in a significant disruption of the Company’s operations and higher ongoing labor costs.
     In response to the limited availability of skilled underground miners, beginning in 2005 the Company initiated a new miner training program whereby it has from time to time hired individuals largely inexperienced in mining and providing intensive, supervised training in skills critical to underground mining in the Company’s operations. This training program requires dedicating significant time and personnel to the training effort, and consequently was scaled back significantly during 2009. These new and less experienced miners, even after training, generally will require several years of experience to achieve the productivity level of the Company’s regular mining workforce. There is no assurance that these new miners will achieve the assumed level of productivity as they gain experience, nor that the Company will be able to retain these new workers in the face of other employment opportunities.
UNCERTAINTY OF TITLE TO PROPERTIES — THE VALIDITY OF UNPATENTED MINING CLAIMS IS SUBJECT TO TITLE RISK
     The Company has a number of unpatented mining and mill site claims. See “Business, Risk Factors and Properties — Current Operations —Title and Royalties.” The validity of unpatented mining claims on public lands is often uncertain and possessory rights of claimants may be subject to challenge. Unpatented mining claims may be located on lands open to appropriation of mineral rights and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and vulnerable to challenges by third parties or the federal government. The validity of an unpatented mining claim or mill site, in terms of its location and its maintenance, depends on strict compliance with a complex body of federal and state statutory and decisional law and, for unpatented mining claims, the existence of a discovery of valuable minerals. In addition, few public records exist to definitively control the issues of validity and ownership of unpatented mining claims or mill sites. While the Company pays annual maintenance fees and has obtained mineral title reports and legal opinions for some of the unpatented mining claims or mill sites in accordance with the mining laws and what the Company believes is standard industry practice, the Company cannot be certain that the mining laws will not be changed nor that the Company’s possessory rights to any of its unpatented claims may not be deemed defective and challenged. Any change in the mining law could include the imposition of a federal royalty provision on unpatented claims, which could have an adverse effect on the Company’s economic performance.
THE COMPLEXITY OF PROCESSING PLATINUM GROUP METALS POSES OPERATIONAL AND ENVIRONMENTAL RISKS IN ADDITION TO TYPICAL MINING RISKS
     The Company’s processing facilities include concentrators at each mine site that grind the ore and extract the contained metal sulfides, and a smelter and base metal refinery located in Columbus, Montana. These processes ultimately produce a PGM filter cake that is shipped for final refining to third party refiners. The Columbus operations involve pyrometallurgical and hydrometallurgical processes that utilize high temperatures, pressures, caustic chemicals and acids to extract PGMs and other metals from the concentrator matte. These processes also generate waste gases that are scrubbed to eliminate sulfur dioxide emissions. While the environmental and safety performance of these facilities to date has been outstanding, there can be no assurance that incidents such as solution spills, sulfur dioxide discharges, explosions or accidents involving hot metals and product spills in transportation will not occur in the future. Such incidents potentially could result in more stringent environmental or operating restrictions on these facilities and additional expenses to the Company, which could have a negative impact on its results of operations and cash flows. Further, the Company processes virtually all of its metals through these processing facilities, and any incident interrupting processing operations for an extended period would have a material adverse effect on the Company’s performance.
ITEM 3
LEGAL PROCEEDINGS
     The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits and employee injury claims. In the opinion of management, the ultimate disposition of these types of matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.
     On June 1, 2009, General Motors Corporation, filed for bankruptcy protection. The filing had been widely anticipated, and at the time of the filing, the Company had no receivables outstanding with General Motors. Subsequently, however, General Motors filed a petition with the bankruptcy court seeking to reject its executory agreement with the Company, effective July 7, 2009. The Company in turn filed an objection with the court to the General Motors petition on July 16, 2009. Following a hearing in bankruptcy court on July 22, 2009, the court approved the General Motors petition, thereby nullifying the Company’s supply agreement, which was scheduled to expire on December 31, 2012 with retroactive effect from July 7, 2009. The Company has filed a proof claim (damages) with the Court. No appeal was filed.
ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable

PART II
ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PERFORMANCE GRAPH
     The following chart compares the yearly percentage change in the Company’s cumulative total stockholder return on Common Stock, with the cumulative total return on the following indices, assuming an initial investment of $100 on December 31, 2004 and the reinvestment of all dividends: (i) the Russell 2000 and (ii) the Peer Group. The performance shown is not necessarily indicative of future performance.
Cumulative Total Return

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Stillwater Mining Company	$102.75	$110.92	$85.79	$43.87	$84.19
Russell 2000	104.55	123.76	121.82	80.66	102.58
Peer Group	185.75	314.05	403.52	160.63	306.97
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

ITEM 6
SELECTED FINANCIAL DATA

(in thousands, except per share and current ratio data)	2009	2008	2007	2006	2005
INCOME STATEMENT DATA

Revenues

Mine production (2)	$306,892	$360,364	$331,277	$334,834	$285,641
PGM recycling	81,788	475,388	326,394	269,941	90,695
Sales of palladium received in Norilsk Nickel transaction	—	—	—	17,637	87,309
Other	5,752	19,980	15,365	33,366	65,252

Total revenues	$394,432	$855,732	$673,036	$655,778	$528,897

Costs and Expenses
Costs of metals sold:
Mine production (2)	209,140	283,793	256,942	242,612	211,606
PGM recycling (3)	76,483	449,497	306,757	249,861	84,336
Sales of palladium received in Norilsk Nickel transaction	—	—	—	10,785	74,542
Other	5,741	19,892	14,289	32,300	65,163

Total costs of metals sold	291,364	753,182	577,988	535,558	435,647

Depreciation and amortization
Mine production	70,239	82,792	82,396	83,583	79,032
PGM recycling	178	192	142	100	55

Total depreciation and amortization	70,417	82,984	82,538	83,683	79,087
General and administrative	28,926	70,816	28,285	28,018	20,333
Impairment of property, plant and equipment	—	67,254	—	—	—

Operating income (loss)	$3,725	$(118,504)	$(15,775)	$8,519	$(6,170)
Induced conversion loss	$(8,097)	$—	$—	$—	$—
Total income tax benefit (provision)	$30	$32	$—	$(10)	$(13)
Net income (loss)	$(9,218)	$(116,943)	$(15,103)	$8,512	$(12,688)
Other comprehensive income (loss), net of tax	$70	$5,865	$9,578	$1,799	$(12,437)
Comprehensive income (loss)	$(9,148)	$(111,078)	$(5,525)	$10,311	$(25,125)

Pro-forma net income (loss) assuming the new amortization method is applied retroactively (1)	$(9,218)	$(116,943)	$(15,103)	$8,512	$(12,688)
Weighted average common shares outstanding
Basic	94,852	93,025	92,016	91,260	90,702
Diluted	94,852	93,025	92,016	91,580	90,702

Basic earnings (loss) per share	$(0.10)	$(1.26)	$(0.16)	$0.09	$(0.14)
Diluted earnings (loss) per share	$(0.10)	$(1.26)	$(0.16)	$0.09	$(0.14)
Pro-forma amounts assuming the new amortization method is applied retroactively (1)
Basic earnings (loss) per share	$(0.10)	$(1.26)	$(0.16)	$0.09	$(0.14)
Diluted earnings (loss) per share	$(0.10)	$(1.26)	$(0.16)	$0.09	$(0.14)

CASH FLOW DATA
Net cash provided by operating activities	$59,672	$114,243	$56,422	$96,963	$141,134
Net cash used in investing activities	$(54,723)	$(74,567)	$(80,967)	$(78,909)	$(134,261)
Net cash (used in) provided by financing activities	$(88)	$60,683	$(2,379)	$(9,954)	$(22,665)

(1)	See Note 3 “Change in Amortization Method for Mine Development Assets” to the Company’s audited financial statements as filed in the Company’s 2006 Annual Report on Form 10-K.

(2)	See Note 2 “Reclassifications” to the Company’s 2008 audited financial statements for further information.

(3)	Costs from PGM recycling have been revised to include additional recycling costs for the years 2008, 2007, 2006 and 2005. See Note 3 “Correction of Immaterial Error” to the Company’s 2009 and 2008 audited financial statements for further information.

ITEM 6
SELECTED FINANCIAL DATA
(Continued)

(in thousands, except per share and current ratio data)	2009	2008	2007	2006	2005
BALANCE SHEET DATA
Cash and cash equivalents	$166,656	$161,795	$61,436	$88,360	$80,260
Inventories	$88,544	$72,178	$119,586	$108,664	$87,820
Total current assets	$318,598	$282,535	$259,854	$286,108	$270,097
Property, plant and equipment, net	$358,866	$393,412	$465,054	$460,328	$445,199
Total assets	$724,772	$723,029	$743,330	$757,792	$722,643

Current portion of long-term debt and capital lease obligations	$—	$97	$1,209	$1,674	$1,776

Portion of debt repayable upon liquidation of finished palladium in inventory	$—	$—	$—	$—	$7,324
Total current liabilities	$49,476	$55,108	$68,974	$85,590	$69,087
Long-term debt and capital lease obligations	$195,977	$210,947	$126,841	$129,007	$132,307
Total liabilities	$278,384	$301,735	$225,003	$243,467	$227,913
Stockholders’ equity	$446,388	$421,294	$518,327	$514,325	$494,730
Working capital	$269,122	$229,213	$190,880	$200,518	$201,010
Current ratio	6.4	5.2	3.8	3.3	3.9

OPERATING AND COST DATA

(in thousands, except per ounce and per ton costs)	2009	2008	2007	2006	2005
Consolidated:
Ounces produced:
Palladium	407	384	413	463	428
Platinum	123	115	124	138	126

Total	530	499	537	601	554

Tons milled	1,086	1,060	1,169	1,289	1,206
Mill head grade (ounce per ton)	0.52	0.50	0.50	0.51	0.50
Sub-grade tons milled (1)	98	146	75	62	80
Sub-grade mill head grade (ounce per ton)	0.20	0.17	0.12	0.13	0.15
Total tons milled (1)	1,184	1,206	1,244	1,351	1,286
Combined mill head grade (ounce per ton)	0.50	0.46	0.48	0.49	0.48
Total mill recovery (%)	91	91	91	91	91
Total operating costs per ounce (Non-GAAP) (2) (8)	$310	$336	$268	$239	$277
Total cash costs per ounce (Non-GAAP) (2) (8)	$360	$405	$330	$294	$322
Total production costs per ounce (Non-GAAP) (2) (8)	$495	$569	$487	$431	$470
Total operating costs per ton milled (Non-GAAP) (2) (8)	$139	$139	$116	$106	$119
Total cash costs per ton milled (Non-GAAP) (2) (8)	$161	$167	$143	$131	$139
Total production costs per ton milled (Non-GAAP) (2) (8)	$222	$236	$210	$192	$202

Stillwater Mine:
Ounces produced:
Palladium	302	268	274	314	293
Platinum	92	81	85	95	88

Total	394	349	359	409	381

Tons milled	727	690	640	739	710
Mill head grade (ounce per ton)	0.58	0.54	0.60	0.60	0.57
Sub-grade tons milled (1)	50	78	75	62	80
Sub-grade mill head grade (ounce per ton)	0.20	0.16	0.12	0.13	0.15
Total tons milled (1)	777	768	715	801	790
Combined mill head grade (ounce per ton)	0.56	0.51	0.55	0.56	0.53
Total mill recovery (%)	92	91	92	92	92
Total operating costs per ounce (Non-GAAP) (2) (8)	$297	$318	$233	$227	$269
Total cash costs per ounce (Non-GAAP) (2) (8)	$344	$383	$294	$280	$313
Total production costs per ounce (Non-GAAP) (2) (8)	$469	$521	$425	$400	$453
Total operating costs per ton milled (Non-GAAP) (2) (8)	$150	$144	$117	$116	$130
Total cash costs per ton milled (Non-GAAP) (2) (8)	$174	$174	$147	$143	$151
Total production costs per ton milled (Non-GAAP) (2) (8)	$238	$237	$214	$204	$218

East Boulder Mine:
Ounces produced:
Palladium	105	116	139	149	135
Platinum	31	34	39	43	38

Total	136	150	178	192	173

Tons milled	359	370	529	550	496
Mill head grade (ounce per ton)	0.40	0.42	0.38	0.39	0.40
Sub-grade tons milled (1)	48	68	—	—	—
Sub-grade mill head grade (ounce per ton)	0.20	0.19	—	—	—
Total tons milled (1)	407	438	529	550	496
Combined mill head grade (ounce per ton)	0.38	0.38	0.38	0.39	0.40
Total mill recovery (%)	89	90	90	89	89
Total operating costs per ounce (Non-GAAP) (2) (8)	$347	$378	$338	$264	$295
Total cash costs per ounce (Non-GAAP) (2) (8)	$407	$456	$404	$324	$343
Total production costs per ounce (Non-GAAP) (2) (8)	$572	$682	$613	$498	$508
Total operating costs per ton milled (Non-GAAP) (2) (8)	$116	$130	$114	$92	$103
Total cash costs per ton milled (Non-GAAP) (2) (8)	$136	$156	$136	$113	$120
Total production costs per ton milled (Non-GAAP) (2) (8)	$191	$234	$206	$174	$177

(in thousands, where noted)	2009	2008	2007	2006	2005
SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium (oz.)	393	399	425	466	431
Platinum (oz.)	123	115	120	138	135

Total	516	514	545	604	566

PGM recycling: (5)
Palladium (oz.)	53	119	102	100	46
Platinum (oz.)	40	131	119	127	68
Rhodium (oz.)	9	25	24	22	12

Total	102	275	245	249	126

Other: (6)
Palladium (oz.)	12	49	44	96	456
Platinum (oz.)	3	—	—	3	13
Rhodium (oz.)	—	—	—	6	26

Total	15	49	44	105	495

By-products from mining: (7)
Rhodium (oz.)	4	2	4	4	3
Gold (oz.)	9	9	11	11	11
Silver (oz.)	6	10	9	6	6
Copper (lb.)	776	940	942	892	911
Nickel (lb.)	856	932	1,171	1,585	1,307

Average realized price per ounce (3)
Mine production:
Palladium ($/oz.)	$365	$410	$384	$370	$356
Platinum ($/oz.)	$1,137	$1,387	$953	$868	$821
Combined ($/oz.) (4)	$549	$630	$509	$484	$467

PGM recycling: (5)
Palladium ($/oz.)	$282	$401	$353	$319	$195
Platinum ($/oz.)	$1,143	$1,735	$1,247	$1,124	$873
Rhodium ($/oz.)	$2,088	$7,807	$5,732	$4,374	$1,740

Other: (6)
Palladium ($/oz.)	$213	$409	$351	$292	$199
Platinum ($/oz.)	$1,041	$—	$—	$1,028	$893
Rhodium ($/oz.)	$—	$—	$—	$3,222	$1,916

By-products from mining: (7)
Rhodium ($/oz.)	$1,543	$7,939	$6,217	$4,516	$2,155
Gold ($/oz.)	$983	$877	$699	$603	$444
Silver ($/oz.)	$15	$14	$13	$12	$7
Copper ($/lb.)	$2.14	$2.94	$3.34	$2.91	$1.55
Nickel ($/lb.)	$7.48	$9.72	$16.91	$10.04	$5.96

Average market price per ounce (4)
Palladium ($/oz.)	$263	$352	$355	$320	$201
Platinum ($/oz.)	$1,204	$1,578	$1,303	$1,143	$897
Combined ($/oz.) (4)	$487	$628	$564	$508	$366

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

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

(3)	The Company’s average realized price represents revenues, which include the effect of any applicable agreement floor and ceiling prices, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London Bullion Market Association afternoon postings for the actual months of the period.

(4)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(5)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.

(6)	Ounces sold and average realized price per ounce from other relate to ounces purchased in the open market for resale. Ounces in the years 2006 and 2005 also included palladium ounces received in the Norilsk Nickel transaction.

(7)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

(8)	Costs per ounce/ton have been revised due to a correction of an immaterial error in the costs of sales for recycled ounces in the full year of 2008, fourth quarter of 2008 and fourth quarter of 2009.
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
     Total Costs of Revenues: For the Company on a consolidated basis, this measure is equal to consolidated costs of revenues, as reported in the Statement of Operations and Comprehensive Income/(Loss). For the Stillwater Mine, East Boulder Mine, and PGM recycling and other, the Company segregates the expenses within costs of revenues that are directly associated with each of these activities and then allocates the remaining facility costs included in consolidated costs of revenues in proportion to the monthly volumes from each activity. The resulting total costs of revenues measures for the Stillwater Mine, East Boulder Mine and PGM recycling and other are equal in total to consolidated costs of revenues as reported in the Company’s Statement of Operations and Comprehensive Income/(Loss).
     Total Production Costs (Non-GAAP): Calculated as total costs of revenues (for each mine or consolidated) adjusted to exclude gains or losses on asset dispositions, costs and profit from PGM recycling, and changes in product inventories. This non-GAAP measure provides an indication of the total costs incurred in association with production and processing in a period, before taking into account the timing differences resulting from inventory changes and before any effect of asset dispositions or recycling activities. The Company uses it as a comparative measure of the level of total production and processing activities in a period, and may be compared to prior periods or between the Company’s mines. As noted above, because this measure does not take into account the inventory timing differences that are included in costs of revenues, it cannot be used to develop meaningful measures of earnings or profitability.

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
     Total Cash Costs (Non-GAAP): This non-GAAP measure is calculated (for each mine or consolidated) as total costs of revenues adjusted to exclude gains or losses on asset dispositions, costs and profit from PGM recycling, depreciation and amortization and asset retirement costs and changes in product inventories. The Company uses this measure as a comparative indication of the cash costs related to production and processing in any period. As noted above, because this measure does not take into account the inventory timing differences that are included in costs of revenues, it cannot be used to develop meaningful measures of earnings or profitability.
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

(in thousands, except per ounce and per ton data)	2009	2008	2007	2006	2005
Consolidated:
Total operating costs (Non-GAAP)	$164,142	$167,660	$143,988	$143,561	$153,455
Total cash costs (Non-GAAP)	$190,757	$201,915	$177,384	$176,462	$178,624
Total production costs (Non-GAAP)	$262,364	$284,130	$261,778	$259,036	$260,373
Divided by total ounces	530	499	537	601	554
Divided by total tons milled	1,184	1,206	1,244	1,351	1,286

Total operating cost per ounce (Non-GAAP)	$310	$336	$268	$239	$277
Total cash cost per ounce (Non-GAAP)	$360	$405	$330	$294	$322
Total production cost per ounce (Non-GAAP)	$495	$569	$487	$431	$470

Total operating cost per ton milled (Non-GAAP)	$139	$139	$116	$106	$119
Total cash cost per ton milled (Non-GAAP)	$161	$167	$143	$131	$139
Total production cost per ton milled (Non-GAAP)	$222	$236	$210	$192	$202

Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$164,142	$167,660	$143,988	$143,561	$153,455
Royalties, taxes and other	26,615	34,255	33,396	32,901	25,169

Total cash costs (Non-GAAP)	$190,757	$201,915	$177,384	$176,462	$178,624
Asset retirement costs	606	885	734	650	535
Depreciation and amortization	70,239	82,792	82,396	83,583	79,032
Depreciation and amortization (in inventory)	762	(1,462)	1,264	(1,659)	2,182

Total production costs (Non-GAAP)	$262,364	$284,130	$261,778	$259,036	$260,373
Change in product inventories	(6,797)	32,916	11,848	41,642	141,512
Cost of PGM recycling	76,483	449,497	306,757	249,861	84,838
PGM recycling — depreciation	178	192	142	100	55
Add: Profit from PGM recycling	5,908	32,671	26,180	25,972	7,023

Total consolidated costs of revenues (2)	$338,136	$799,406	$606,705	$576,611	$493,801

Stillwater Mine:
Total operating costs (Non-GAAP)	$116,913	$110,931	$83,758	$92,827	$102,470
Total cash costs (Non-GAAP)	$135,353	$133,571	$105,391	$114,323	$119,220
Total production costs (Non-GAAP)	$184,614	$181,812	$152,679	$163,420	$172,477
Divided by total ounces	394	349	359	409	381
Divided by total tons milled	777	768	715	801	790

Total operating cost per ounce (Non-GAAP)	$297	$318	$233	$227	$269
Total cash cost per ounce (Non-GAAP)	$344	$383	$294	$280	$313
Total production cost per ounce (Non-GAAP)	$469	$521	$425	$400	$453

Total operating cost per ton milled (Non-GAAP)	$150	$144	$117	$116	$130
Total cash cost per ton milled (Non-GAAP)	$174	$174	$147	$143	$151
Total production cost per ton milled (Non-GAAP)	$238	$237	$214	$204	$218

(in thousands, per ounce and per ton data)	2009	2008	2007	2006	2005
Stillwater Mine continued:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$116,913	$110,931	$83,758	$92,827	$102,470
Royalties, taxes and other	18,440	22,640	21,633	21,496	16,750

Total cash costs (Non-GAAP)	$135,353	$133,571	$105,391	$114,323	$119,220
Asset retirement costs	507	645	512	470	370
Depreciation and amortization	47,527	47,748	46,521	49,620	52,295
Depreciation and amortization (in inventory)	1,227	(152)	255	(993)	592

Total production costs (Non-GAAP)	$184,614	$181,812	$152,679	$163,420	$172,477
Change in product inventories	(7,393)	7,524	(2,872)	1,882	6,773
Add: Profit from PGM recycling	4,395	21,889	17,299	18,015	4,805

Total costs of revenues (2)	$181,616	$211,225	$167,106	$183,317	$184,055

East Boulder Mine:
Total operating costs (Non-GAAP)	$47,229	$56,729	$60,230	$50,734	$50,985
Total cash costs (Non-GAAP)	$55,404	$68,344	$71,993	$62,139	$59,404
Total production costs (Non-GAAP)	$77,750	$102,318	$109,099	$95,616	$87,897
Divided by total ounces	136	150	178	192	173
Divided by total tons milled	407	438	529	550	496

Total operating cost per ounce (Non-GAAP)	$347	$378	$338	$264	$295
Total cash cost per ounce (Non-GAAP)	$407	$456	$404	$324	$343
Total production cost per ounce (Non-GAAP)	$572	$682	$613	$498	$508

Total operating cost per ton milled (Non-GAAP)	$116	$130	$114	$92	$103
Total cash cost per ton milled (Non-GAAP)	$136	$156	$136	$113	$120
Total production cost per ton milled (Non-GAAP)	$191	$234	$206	$174	$177

Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$47,229	$56,729	$60,230	$50,734	$50,985
Royalties, taxes and other	8,175	11,615	11,763	11,405	8,419

Total cash costs (Non-GAAP)	$55,404	$68,344	$71,993	$62,139	$59,404
Asset retirement costs	99	240	222	180	165
Depreciation and amortization	22,712	35,044	35,877	33,963	26,737
Depreciation and amortization (in inventory)	(465)	(1,310)	1,007	(666)	1,591

Total production costs (Non-GAAP)	$77,750	$102,318	$109,099	$95,616	$87,897
Change in product inventories	(5,145)	5,500	432	(439)	(4,967)
Add: Profit from PGM recycling	1,513	10,782	8,881	7,957	2,218

Total costs of revenues (2)	$74,118	$118,600	$118,412	$103,134	$85,148

PGM recycling and Other: (1)
Reconciliation to costs of revenues:
Cost of open market purchases and palladium received in Norilsk Nickel transaction	$5,741	$19,892	$14,288	$40,199	$139,705
PGM recycling — depreciation	178	192	142	100	55
Cost of PGM recycling	76,483	449,497	306,757	249,861	84,838

Total costs of revenues	$82,402	$469,581	$321,187	$290,160	$224,598

(1)	PGM recycling and Other (2005 through 2006) include PGM recycling, sales of palladium received in the Norilsk Nickel transaction and metal purchased on the open market for re-sale.

(2)	Revenue from the sale of mined by-products are credited against gross production costs for Non-GAAP presentation. Revenue from the sale of mined by-products are reported on the Company’s financial statements as mined revenue and are included in consolidated costs of revenues. Total costs of revenues in the above table have been reduced by approximately $23.6 million, $36.8 million, $53.8 million, $42.6 million and $21.4 million in the years 2009, 2008, 2007, 2006 and 2005, respectively.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s Financial Statements and Notes, included elsewhere in this report, and the information contained in Part II, Item 6 “Selected Financial and Operating Data.”
OVERVIEW
PRINCIPAL FACTORS AFFECTING STILLWATER MINING COMPANY
     Stillwater Mining Company is a Delaware corporation, listed on the New York Stock Exchange and headquartered in Columbus, Montana. The Company mines, processes, refines and markets platinum and palladium ores from two underground mines situated within the J-M Reef, an extensive trend of PGM mineralization located in Stillwater and Sweet Grass Counties in south central Montana. The mined ore is crushed and concentrated in a mill located at each of the mine sites and then trucked to Columbus, Montana, where the concentrates are further processed in a smelter and base metals refinery into a PGM-rich filter cake. The filter cake then is shipped to third parties for final refining into finished metal.
     PGM ore grades in the J-M Reef are some of the best in the world, but are palladium rich and, because of the uplifted configuration of the reef, costly and complex to mine. The mines compete primarily with PGM ore reserves within South Africa’s Bushveld Complex, which generally enjoy a much higher proportion of platinum content and are less steeply dipping, and with nickel mines in the Russian Federation which produce PGMs as a major by-product and so at a very low marginal cost. Consequently, in periods of low PGM prices, Stillwater Mining Company’s palladium rich production ratio and cost structure may put it at a disadvantage to these competitors. See “Business, Risk Factors and Properties — Risk Factors — The Company May Be Competitively Disadvantaged As A Primary PGM Producer With A Preponderance Of Palladium” for further discussion.
     In response to the steep deterioration in PGM prices during the second half of 2008, the Company reacted by restructuring its operations, targeting its business plan for 2009 toward preserving cash and maintaining the Company’s viability in the face of a severe economic downturn of uncertain duration. Further complicating this effort was the recognition that the Company’s largest sales agreement, which includes a floor price structure that tends to protect the Company during periods of low PGM prices, is slated to expire at the end of 2010, and that demand for automobiles, the principal industry served by PGM suppliers, had largely collapsed along with the general economy.
     The restructuring of the Company’s operations in late 2008 resulted in transfers and employee layoffs, elimination of many contractors, revisions to the Company’s mining processes, closure of the corporate offices in Billings, and severe restrictions on operating and capital expenditures. In total, the Company reduced its workforce to 1,336 by March 31, 2009, from 1,656 at September 30, 2008. During the same period, mostly by transferring between mines, the miner workforce at the East Boulder Mine was reduced to 111 from 170, while the Stillwater Mine increased its number of miners to 312 from 241. In addition, another 45 contract miners not included in these totals were released from service, mostly at the Stillwater Mine. Following cutbacks at the corporate office, the remaining employees there were transferred from Billings to various other existing offices in Columbus and at the mines. Several corporate programs, including market development, recruiting, exploration and investor relations, were eliminated or sharply curtailed. Capital spending, which had totaled about $82.3 million in 2008, was reduced to $39.5 million in 2009. At year end 2009, the Company’s workforce (including contractors) totaled 1,353 following continuing adjustments to the late 2008 restructuring, for a total workforce reduction (including contractors) from September 30, 2008 just short of 27%.
     Although the restructuring efforts were corporate-wide, the most radical restructuring took place at the Company’s East Boulder Mine. East Boulder’s ore grades are consistently lower than those at the Stillwater Mine, and as a result its cash costs per ounce tend to be significantly higher. In the low-price environment of late 2008, it was clear that without substantial changes to East Boulder’s operations, the mine would be consuming cash at an unacceptable rate. Following a brief shutdown while management evaluated its options, the Company proposed a restructuring alternative that, while drastically reducing the mine’s workforce, held out hope for the mine’s continuing viability. The restructuring plan involved cutting back on the number of mining areas at East Boulder and assigning small, essentially self-sufficient teams to each of those areas. The teams would be responsible for most of their own support, bringing their own supplies to the workface and installing most utilities themselves. The total mine workforce at East Boulder was to be reduced by more than 50%, from 539 down to 256 employees. Capital spending at the mine was cut from the $19.1 million spent in 2008 to just $4.0 million budgeted for 2009, which included only enough capital spending to keep the immediate mining areas functioning. The Company projected that with these and other cost-cutting changes, the mine could operate at a cash breakeven level given the PGM prices prevailing at the end of 2008.
     By, almost any measure, the benefits of the Company’s corporate restructuring exceeded expectations. The Company had initially projected total 2009 mine production from the two mines would be about 496,000 ounces; the mines together produced 529,900 ounces in 2009. The Stillwater Mine was budgeted to produce about 371,000 ounces and produced almost 393,800 ounces for the year. Total cash costs at Stillwater were projected at $378 per ounce and averaged $344 per ounce, benefiting from the mine’s improved productivity. Similarly, East Boulder production for 2009 was budgeted at about 125,000 ounces at a cash cost of $461 per ounce; the mine produced 136,100 ounces in 2009 at an average cash cost of $407 per ounce. Comparing East Boulder’s production in 2009 to the prior year, 2008 output was 149,500 ounces, so despite reducing the workforce there by 50%, 2009 production at East Boulder only declined by 9%. Because of the higher productivities at East Boulder, the mine also was able to accomplish substantially more development work than planned during 2009, for the most part without bringing in any additional resources. While management believes that these higher productivities should be sustainable in the future, mine production would almost certainly decline over time without an increased level of spending for capital development in 2010 and thereafter. Consequently, higher development spending is included in the Company’s 2010 business plan.
     In looking more closely at the improvement in cash cost per ounce at both mines, it appears that about half of the cost reduction was attributable to lower prices for materials and energy consumed in the operations, including steel, explosives, fuel and electricity, and to the elimination of contract miners. Some portion of this savings might reasonably be expected to reverse as the economy recovers and commodity prices rise. The remaining savings, however, was the result of improved productivity — producing more ounces per labor hour worked. Because the miners are incentivized to increase productivity, their individual compensation increases as a result of these improvements — suggesting that a portion of these productivity gains may be sustainable going forward.
     A large share of the Company’s mine production is sold under a sales agreement with Ford Motor Company that will expire at the end of 2010. Under this sales agreement, the Company has committed 80% of its mined palladium production and 70% of its mined platinum production during 2010 to Ford. This agreement includes floor prices on palladium and platinum that have provided a measure of financial protection to the Company during periods of low PGM prices. Unless this agreement is renewed or replaced on similarly favorable terms, after 2010, the Company will be fully exposed to the volatility of PGM market prices. Should the PGM markets experience a substantial and sustained pricing downturn, in the absence of these floor prices the Company could be forced to curtail all or a portion of its operations, the Company’s future financial performance could be impaired and its ongoing viability called into question.
     During 2009, the Company’s other long-term PGM supply agreement, with General Motors Corporation, was rejected as part of the General Motors bankruptcy proceedings. The Company did not have any outstanding receivables from General Motors at the time of the bankruptcy filing, but rejection of the agreement did eliminate its pricing floor on palladium and therefore a portion of the Company’s downside price protection. Loss of the GM agreement did not have any adverse financial consequences on the Company during 2009, as the palladium price moved above the GM floor price following the bankruptcy action.
     To protect itself against the loss of the downside price protection in these long-term supply agreements, the Company has taken a number of actions. Principal among these is a continuing effort to drive down the cash cost of mining operations, thereby allowing the Company to maintain a positive cash margin down to as low a pricing level as it can. Over the past several years, the Company has invested heavily in the developed state of the two mines, getting ahead on mine development so that if it became necessary to scale back capital expenditures for mine development during a period of low PGM prices, the Company could do so without significantly impairing future performance. The Company also has deliberately targeted to maintain a relatively strong corporate liquidity position, providing a financial reserve in the event of a pricing downturn. And the Company’s recycling operations, although sensitive to price, provide an added source of financial support in addition to the mines. With all this, however, there is no certainty that the Company would be able to survive an extended major decline in PGM prices in the absence of the contractual pricing floors.
     The Company recycles spent catalyst materials through its processing facilities in Columbus, Montana, recovering palladium, platinum and rhodium from these materials. The recycling segment has proven to be a profitable ancillary business that utilizes available capacity in the Company’s smelting and refining facilities at minimal incremental cost to the Company. However, the recycling business has also proven to be very sensitive to PGM prices, and volumes of recycling material available in the market have dropped very sharply when PGM prices have declined as has profitability. During the price collapse in late 2008, some entities in the recycling supply chain were caught with inventory on hand as prices declined, apparently incurring substantial losses. The Company had made working capital advances to some of these suppliers in this period to assist them in procuring recycling materials. At the end of 2008, the Company concluded that a substantial portion of these advances were no longer collectible, and consequently the Company took a non-cash charge in 2008 of $26.0 million against its advances on inventory purchases for recycling, reducing its 2008 profit in the recycling segment to $6.7 million. Reflecting lower recycling volumes and PGM prices in 2009, recycling segment earnings in 2009 totaled $5.9 million.
     During 2009, the Company modified its recycling business model, increasing the percentage of material that is toll processed for a fee on behalf of others, placing tighter restrictions on cash advances to suppliers and broadening its base of direct suppliers. The volume of recycled material available to the Company has gradually increased during 2009 as PGM prices have strengthened. With this gradual volume growth, the Company has also seen inventory working capital requirements begin to increase again. At the end of 2009, recycling working capital in inventories and advances totaled $28.6 million, up from $22.1 million at the end of 2008 — but substantially below the $176.9 million reported at June 30, 2008, before PGM prices collapsed. Supplier advances outstanding at December 31, 2009, (excluding those written down at the end of 2008) totaled $3.6 million. A portion of these advances is secured by material in supplier inventory, but the remainder is not secured and remains at risk. See “Business, Risk Factors and Properties — Risk Factors — Reliance On Third Parties For Sourcing Of Recycling Materials And The Concentration Of Recycling Sources Creates The Potential For Losses” for further discussion.
     The Company’s recycling activities are substantially dependent on the availability in the smelter of the copper and nickel contained in the mine concentrates. Copper and nickel bind with the PGMs from recycling in the smelter and so aid in collecting the PGMs. Should it become necessary at some point to reduce or suspend operations at the mines, the proportion of operating costs allocated to the recycling segment could increase, making the recycling segment less competitive. Further, in order to operate the smelter and refinery without significant volumes of mine concentrates, modifications to the processing facilities would probably be required. There is no assurance that the recycling facilities can operate profitably in the absence of significant concentrates from the mines, or that capital would be available under those circumstances to complete any necessary modifications to the processing facilities.
     On March 12, 2008, the Company issued and sold $181.5 million aggregate principal amount of senior convertible debentures due 2028. The terms of these debentures are described in more detail in the section below entitled Convertible Debentures. On October 2, 2009, in a private transaction the Company redeemed $15 million in principal value of these outstanding convertible debentures in exchange for 1.84 million common shares of the Company. Management viewed this transaction as slightly improving the Company’s long-term liquidity position on economically advantageous terms, however, accounting principles required that the fair value of any shares issued in such an exchange in excess of the 42.5351 shares per debenture conversion ratio specified in the indenture be treated as expense. Consequently, the Company recognized a non-cash “inducement loss” of $8.1 million on the exchange transaction.
2009 RESULTS AND COMMENTARY
     The Company reported a net loss of $9.2 million for the year 2009, compared to a loss of $116.9 million for the year 2008. For the fourth quarter of 2009, the Company incurred a loss of $6.2 million, compared to a net loss of $133.8 million in the last quarter of 2008. The 2009 full-year results include charges of $10.9 million for lower-of-cost-or-market inventory adjustments, a non-cash “inducement loss” of $8.1 million on the exchange of 1.84 million of the Company’s common shares for $15 million face amount of the Company’s convertible debentures, and $1.1 million to write-down uncollectible advances and receivables. The 2009 results reflect the challenges of very low PGM prices early in 2009, with associated inventory adjustments and other write-downs, followed by a gradual strengthening of PGM prices and improved performance as the year progressed. As already noted, the fourth quarter of 2009 included an $8.1 million non-cash charge for shares issued in exchange for debt. From a liquidity perspective, cash and cash equivalents increased by $4.9 million during 2009, and short-term investments increased by $15.5 million. During the fourth quarter of 2009, cash and cash equivalents decreased by $14.5 million, while short-term investments increased by $15.5 million. A detailed comparison of these outcomes is presented below in “Results of Operations — Year Ended December 31, 2009, Compared to Year Ended December 31, 2008.”
     During 2009, the Company’s mining operations produced a total of 529,900 ounces of palladium and platinum, including 407,000 ounces of palladium and 122,900 ounces of platinum, exceeding both initial guidance for the year of

496,000 ounces and the most recent guidance of 515,000 ounces. This increase in mine production primarily reflected higher than projected mining productivities at both operations.
     In 2009, the Company processed 251,000 ounces of recycled PGMs in its smelting and refining facilities, a 36.9% decrease from the 398,100 total ounces processed in 2008. The lower volumes processed during 2009 reflect the decline in recycling volumes available generally following the drop in PGM prices during the second half of 2008. During 2009, the Company restructured its arrangements with its largest recycling supplier and broadened the base of suppliers it deals with directly. The Company has also increased the percentage of tolling material it processes and has restricted working capital advances significantly.
     Capital spending was cut back severely in 2009, as the Company’s objective to remain at least cash neutral during the economic downturn sharply limited the scope of mine development and equipment purchases for the year. Actual 2009 capital expenditures of $39.5 million were about on target with the Company’s public guidance for the year of about $39 million. Most of the 2009 capital was allocated to mine development initiatives necessary to support current production. While spending at both mines for 2009 was budgeted short of the pace required to replace the proven reserves mined during the year, with overall productivities significantly better, primary development footage, while within the spending budget, was 25% ahead of plan at 15,900 feet. This improvement in development productivity is significant, in that even with the sharp cutback in development spending the Stillwater Mine was able to achieve adequate new development footage in 2009 to sustain its current level of production and the East Boulder Mine, once the benefit of its restructuring was in place, achieved sustainable development rates in the fourth quarter of 2009. The 2009 budget also included about $6.45 million to complete construction — started in 2008 — and commission the second electric furnace at the smelter in Columbus.
     Following on a very volatile 2008, market prices for platinum and palladium gradually recovered from their initial lows as 2009 progressed. As the chart above shows, announcements of power shortages in South Africa early in 2008, on top of already robust commodity markets, created something of a pricing bubble for PGMs during the first half of 2008. This reversed fairly abruptly in the second half of 2008 as credit markets deteriorated and economic recession loomed. Combined with severe financial pressures on and PGM inventory liquidations by the automotive industry, the primary customer for PGMs, the economic situation brought PGM prices down steeply. The year 2009 saw some pricing stability gradually return, as investor interest in commodities as a store of economic value and an inflation hedge served to spark some demand that took up slack from the ailing automotive industry. As of December 31, 2009, palladium and platinum were quoted in London at $393 and $1,461 per ounce, respectively; corresponding prices at December 31, 2008, were $183 per ounce for palladium and $898 per ounce for platinum.
     Typically, the Company’s mines produce about 3.3 times as much palladium as platinum, a relationship driven by the relative percentages of the two metals in the ore and by metal recoveries achieved during processing. (See Note 2 to the Ore Reserves table on page 12 for a discussion of the in-situ ratio of palladium to platinum in the ore. Floor and ceiling prices in the Company’s sales agreements also affect the Company’s realizations. The Company’s average realization per sold ounce on combined platinum and palladium sales from mining for 2009 was $549 per ounce, comprised of $365 per ounce for palladium and $1,137 per ounce for platinum; for the fourth quarter of 2009, the corresponding average realization was $579 per ounce. This compares to an average realization of $630 per platinum and palladium ounce sold for the full year 2008, and $498 per ounce for the fourth quarter of 2008.
     Putting these realizations into perspective, mining cost of sales for the full year 2009 — including depreciation and amortization but excluding corporate overhead and adjusting for the benefit of by-product revenues — averaged the equivalent of $497 per ounce, indicating a margin on mining operations of about $52 per ounce. For the fourth quarter of 2009, with somewhat stronger market prices, mining costs of sales net of by-product proceeds averaged $494 per ounce, for a mining margin of about $85 per ounce. For the full year 2008, despite higher average realizations, the corresponding mining margin on average was negative by about $12 per ounce (excluding the impairment charge at East Boulder); and for the fourth quarter of 2008 the Company’s mining margin was extremely negative at about $210 per ounce. While the improvement in margins in 2009 is partially due to higher PGM prices, it also reflects significantly lower average mining expenses.
     The Company’s reported loss for 2009 of $9.2 million was derived primarily from two sources. The first, which has already been discussed, is the $8.1 million non-cash inducement loss recorded during the fourth quarter in conjunction with the exchange of shares for debentures. The other factor relates mostly to the first quarter, when for a time while prices were low and the Company was still in the process of restructuring the mines, mining costs exceeded the realizable value of production, resulting in lower-of-cost-or-market adjustments to the amounts carried in inventory. Such adjustments during the 2009 first quarter totaled about $9.8 million. Thereafter, as mining productivities improved and PGM prices increased, such adjustments diminished both in frequency and in size.
     Late in the third quarter of 2008, management recognized the urgent need to make substantial changes to the Company’s operations in the face of looming heavy losses. In particular, there was a need to resolve the cost picture at the East Boulder Mine. As a result, after considerable debate, the East Boulder operating plan was radically restructured, introducing a leaner, team-based mining approach, with each team intended to be more or less self sufficient and focused on its specific mining area. A total of 47 miners were transferred from East Boulder to Stillwater, allowing the Stillwater Mine to fully staff its mining operations and replace 32 higher-cost mining contractors with Company employees. The restructuring also required terminating over 200 employees at the East Boulder Mine. These changes were implemented in December 2008.
     Various other broad-based changes were implemented at about the same time to conserve corporate cash. Capital expenditures and any discretionary expenditures were cut back sharply at all locations, with development limited to only what was necessary to maintain current operations. Staffing at all locations was revisited in an effort to bring support costs into line with recent lower production levels. Contractors were replaced by Company employees wherever feasible. The corporate office in Billings was closed, with the remaining corporate staff reassigned to offices in Columbus or at the mines. The project to install a second electric furnace at the smelter was reviewed, but was deemed far enough along and of sufficient strategic importance that it should be completed with elements of the project restructured to save costs. Purchasing arrangements with suppliers were also addressed to ensure competitive pricing terms.
     The Company’s stated objective for 2009 was to remain at least cash neutral from an operating perspective, without taking any benefit from cash generated by reductions in working capital associated with the recycling business. The Company more than achieved this goal, growing balance sheet cash and investments during 2009 by $20.4 million and in addition generating another $7.1 million that was reinvested into recycling working capital. However, because PGM prices rose during the year, the question arises as to how much of the benefit is attributable to higher prices. Based on the year-end PGM prices noted above as compared to average prices actually realized in 2009, it appears that the benefit to the Company’s liquidity of the higher than planned PGM prices during 2009 was about $31.5 million. That suggests that the Company would have been within about $2 million of its objective of cash neutrality, even without the benefit of the higher prices.
     As part of its cash conservation effort during 2009, the Company scaled back capital expenditures for mine development, reducing them temporarily to a level below that required to keep proven reserves level in the face of ongoing mine production. Consequently, the Company’s ore reserves declined, although modestly, during 2009. As in past years, the Company has engaged Behre Dolbear as third party independent geological experts to review and express an expert opinion on the Company’s ore reserve calculations. The Company performs its ore reserve economic assessment using a twelve-quarter trailing price in order to level out short-term volatility in metals prices. The Company regards the twelve-quarter trailing average as a reasonable surrogate for long-term future PGM prices over the period when the reserves will be mined. The combined twelve-quarter trailing weighted average price for platinum and palladium at December 31, 2009, was about $556 per ounce. At this price, the Company’s geologic ore reserves at each mine can be shown to generate (undiscounted) positive cash flow over the life of the reserve. Consequently, the Company’s ore reserves were not constrained economically at December 31, 2009.
     It is important to note that the Company’s ore reserve estimates are dependent upon PGM prices, and should PGM prices decline for an extended period the trailing twelve-quarter price will also decline. At a sufficiently low price level, the Company’s ore reserves might no longer generate positive cash flows. Following the Company’s methodology, should prices fall there can be no assurance that the Company’s reported proven and probable ore reserves will not be constrained economically in the future. The Company’s efforts to restructure its mining operations are intended to improve mining productivity and reduce average costs to a level that minimizes, to the extent possible, the Company’s future exposure to potential periods of lower PGM prices.
     The Company also has reviewed the carrying value of its assets for impairment at December 31, 2009. The Company determined that there have been no material events or changes in circumstances during the fourth quarter of 2009, or subsequently, that indicate the likelihood of any impairment of long-lived assets. In view of the economic situation at the end of 2008, the Company with assistance from Behre Dolbear assessed the fair value of the East Boulder Mine assets as of December 31, 2008, and concluded that a valuation adjustment was needed at that time. Consequently, the Company’s reported earnings at December 31, 2008, included a $67.3 million impairment charge that reduced the carrying value of the East Boulder Mine assets to $161.4 million.
     In December of 2009, Standard and Poor’s upgraded the Company’s debt rating from B- to B, citing improved market conditions and adequate liquidity. Both Moody’s Investors Service and Standard and Poor’s had downgraded the Company’s corporate credit rating by two notches during 2008 as economic conditions deteriorated. At issue has been the Company’s strong dependence on its automotive agreements, lack of geographic or product diversity, metal market price volatility, and difficult cost structure. In view of the current restrictive credit markets and the Company’s strong liquidity position, management has elected to defer seeking to put a revolving credit facility in place until market conditions improve. However, there is no assurance that the Company will be successful in securing an adequate revolving credit facility when it does seek to do so.
     The pending expiration of the Company’s supply agreement with Ford Motor Company at the end of 2010 creates exposure to any extended decline in PGM market prices. The floor price for palladium in the Ford agreement has been a significant financial support for the Company during periods of low PGM prices in the past. Although the Company may negotiate a replacement supply agreement with Ford or other industry participants, it is not likely that analogous floor price provisions would be included in such an agreement. Consequently, the Company has focused its strategic efforts on positioning itself for life after the Ford agreement. To this end, the Company has been working to improve the efficiency and productivity of its mining operations so that its competitiveness at low PGM prices is correspondingly improved. Likewise, the Company has supported efforts to develop new applications for PGMs and to open new markets for them, seeking to strengthen demand and so sustain higher metals prices in the longer term. Continued efforts to diversify the Company, both internally and externally, are intended to decrease the Company’s dependence on the price of just one or two operations and one or two commodities for financial viability. Management continues to focus on all of these objectives in preparing for a post-auto agreement environment and may increase the level of resources applied to these efforts during 2010.
     Statistically, the Company’s safety performance — a key management focus — during 2009 was mixed, with excellent results at the East Boulder Mine but an increase in the reportable incident rate at the Stillwater Mine. Overall, the Company’s rate of medical reportable incidents in 2009 was 4.1 incidents per 200,000 hours worked, up from the rate of 3.3 in 2008. Management is working closely with the Company’s workforce in an effort to address this increase. Areas of specific focus from a safety perspective include instilling and encouraging a cultural emphasis on safety, enhancing pre-shift work place examinations, reviewing safety standards implementation and compliance, standardizing accident/incident investigations and near miss reporting and designating loss control representatives who are part of the mining workforce. Employee-led focus teams have been successful in addressing many safety related challenges.
     The Company’s environmental performance continued its excellent track record during 2009. Environmental compliance is a very high priority in view of the pristine area in which the Company operates. The Company has a record of open communication and cooperative, proactive involvement with local and regional environmental groups. The Company’s ground-breaking 2000 Good Neighbor Agreement with these groups provides a vehicle for facilitating such communication and addressing issues cooperatively.

     In light of the recent Environmental Protection Agency’s determination to regulate carbon dioxide emissions as hazardous to health, the Company has assessed its exposure to likely restrictions on such emissions. The Company’s principal sources of CO2 emissions are limited to a comparatively few internal combustion engines in vehicles and mining equipment, and to stationary sources such as process heaters, dryers and converters that consume natural gas. The Company already utilizes buses to transport its workforce to and from the mines and utilizes biodiesel fuels in its operations in order to reduce its carbon footprint. Consequently, any taxes or added restrictions on emissions are unlikely to have any direct material effect on the Company’s operations. The Company’s physical exposure to climate change is minimal. The Company’s operations are not materially dependent upon weather patterns or seasonal availability of water. The relatively remote location of the mines presents some exposure to severe weather, particularly winter snowfall that can restrict access to the mine sites, but the Company already regularly addresses this issue during the winter months in Montana. Similarly, summer wildfires can temporarily restrict access to the mines, but their duration tends to be relatively short. Probably the Company’s most significant exposure to greenhouse gas regulation is the potential consequence of a substantial longer-term movement away from internal combustion engines on the demand for PGMs in catalytic converters. Such a major shift in automotive demand could depress PGM prices and impair the Company’s financial performance. Regulatory constraints on other industries also could affect the price or availability of electricity and other materials, driving up the Company’s operating costs.
     The Company’s mining permits require that, in conjunction with its mining and processing activities, it must provide adequate financial surety in support of its permit obligations to complete final reclamation and remediation once mining operations cease. As of December 31, 2009, the Company had outstanding approximately $32.7 million of surety bonds and letters of credit in favor of state and federal agencies to guarantee its final reclamation commitments. Regulatory authorities are currently in the midst of updating an EIS, which when finalized will determine whether or not the existing surety amounts are sufficient. In the interim, however, as the economy weakened late in 2008, the Company agreed to increase its surety bonding by an additional $10 million as an interim measure to alleviate concerns aired by the agencies involved and to allow time for the EIS to be completed. Upon completion of the EIS, it is likely that additional surety increases will be required.
     The shortages of skilled manpower and the high employee attrition rates that challenged the Company during the strong commodities markets of 2006 through 2008 have abated with the economic downturn in late 2008 and throughout 2009. As already noted, the restructuring at the East Boulder Mine provided an opportunity to transfer skilled miners over to the Stillwater Mine, largely alleviating the shortages there and allowing the Company to replace higher-cost contractors with its own employees. The lower attrition rates have brought some stability to the Company’s mining operations and undoubtedly contributed to the improved productivities seen during 2009. However, this shift in the labor market has been driven mostly by lower metal prices and the weak economy, and there is no assurance that the same challenges will not reappear as commodity prices recover.
Outlook
     Looking forward, management projects that the Company’s mine production for 2010 will be about 515,000 ounces of palladium and platinum, generally in the same range as the Company’s guidance given for 2009. During 2010, the Company will continue to focus on optimizing mining costs at both operations rather than on maximizing production. However, as in 2009, there may be opportunity for some upside on production as additional mining efficiencies are achieved. Total cash costs per ounce (a non-GAAP measure of extraction efficiency) for 2010 are projected at $360, again in the same range as was achieved during 2009. As already noted, the 2009 level of capital expenditures was less than required to sustain the current level of mining operations over the longer term. However, the improved mining efficiencies should help to provide sustainability going forward. The heavy capital investment in 2005 through 2008 to expand the developed state of the mines had positioned the Company well to endure the cut in capital spending in 2009 during economic downturn. Total capital expenditures are expected to increase to about $50 million in 2010, which when coupled with the higher development productivity should be adequate to sustain long-term operations at the current production level.
     These 2010 targets assume that PGM market prices on balance will continue to strengthen over the longer term. Strong investment interest in PGMs lifted pricing somewhat during 2009 and may cause it to continue to strengthen in 2010, but in the end there can be no sustainable recovery in PGM pricing until the economy rebuilds enough momentum to free up consumer credit so the automotive markets recover. Automotive and related demand for platinum and palladium in normal years comprises around 50% of the market demand for these metals, so recovery of automotive demand is critical to the supply/demand balance for PGMs.

     On the supply side of the industry, the recent economic downturn led to several higher-cost PGM mines being placed on care and maintenance, with operations suspended at least until prices recover sufficiently to justify reopening them. One of these properties, the Lac des Iles Mine in Canada owned by North American Palladium, has announced recently that it will reopen sometime in the first half of 2010. However, several other properties in South Africa remain shuttered, constrained not only by weak platinum demand but also by a comparatively strong local currency that has offset some of the recovery seen during 2009 in dollar-denominated metal prices. Reportedly, reinvestment levels at existing mines and funding for new PGM exploration have also been severely curtailed in the present environment. Palladium production at Norilsk Nickel in the past two or three years also has fallen short of previous peak output levels, presumably reflecting a lower average PGM grade in the mix of ores they are mining.
     Once the automotive industry begins showing signs of recovery, the already improved PGM pricing should benefit from the increased demand. Automobile industry sources have indicated that substantial research effort over the past several years has gone into opportunities to substitute palladium in applications that currently use platinum and rhodium. This substitution is expected to benefit palladium, the Company’s principal product. Taken together with increasingly stringent emission control regulations worldwide and continuing growth in vehicle demand in the developing world, along with growing emphasis on recycling, management is reasonably optimistic regarding the longer-term future of these businesses. This future is not without risks, however, and should the present economic downturn worsen substantially or extend for several years, the Company’s viability could be severely challenged — particularly after the Ford agreement expires.
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008
     Revenues - The Company’s total revenues, including proceeds from the sale of by-products, totaled $394.4 million in 2009, a decrease of 53.9% compared to revenues of $855.7 million in 2008. This substantial year-on-year decline in total revenues reflects much lower recycling sales volumes in 2009 as compared to 2008, as well as lower PGM realizations in 2009.
     Revenues from mine production totaled $306.9 million in 2009 (including $23.6 million from by-products), compared to $360.4 million in 2008 (of which $36.8 million was from by-products). Palladium and platinum ounces sold from mine production were 515,700 in 2009, compared to 514,100 ounces in 2008 — essentially flat. The combined average realization on these palladium and platinum sales (including the effects of hedging and of floor and ceiling prices in the underlying agreements) was $549 per ounce in 2009 and $630 per ounce in 2008.
     Revenues from PGM recycling declined 82.8% during 2009, to $81.8 million from $475.4 million in 2008. Recycling ounces sold during 2009 totaled 102,000 ounces, a decrease of 62.9% compared to the 275,000 ounces sold in 2008. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) decreased substantially to $779 per ounce in 2009 from $1,715 per ounce in 2008, paralleling the drop in PGM prices generally. In addition to purchased recycling material, the Company toll processed 128,000 ounces of PGMs during 2009, up from 126,000 tolled ounces in 2008. Overall, recycling volumes processed during 2009 totaled 251,000 ounces of PGMs, down 36.9% from the 398,100 ounces processed in 2008, as weak PGM prices in 2009 reduced the volume of recycled catalytic converters available in the market.
     In addition to mine and recycling sales, the Company recognized other revenue of $5.8 million and $20.0 million for metal purchased in the open market and resold in 2009 and 2008, respectively.
     Costs of Metals Sold — Cost of metals sold, which excludes depreciation expense, was $291.4 million in 2009, compared to $753.2 million in 2008, a 61.3% decrease. The largest share of this decrease was attributable to recycling. Volumes of purchased recycling material were sharply lower in 2009, which along with lower PGM prices reduced the total cost to purchase recycling material. Overall, recycling cost of metals sold declined to $76.5 million in 2009 from $449.5 million in 2008. The average acquisition cost of metal purchased in the Company’s recycling segment (including platinum, palladium and rhodium) decreased to $674 per ounce in 2009 from $1,534 per ounce in 2008, reflecting lower PGM prices in 2009 in response to weakened demand from the automotive sector.
     During 2009, the Company’s mining operations produced 529,900 ounces of PGMs, including 407,000 ounces of palladium and 122,900 ounces of platinum. This represented a 6.2% increase from 2008, when the Company’s mining operations produced 498,900 ounces of PGMs, including 384,100 of palladium and 114,800 ounces of platinum. The

Stillwater Mine produced 393,800 ounces of PGMs in 2009, compared with 349,400 ounces of PGMs in 2008, a 12.7% increase. The East Boulder Mine produced 136,100 ounces of PGMs in 2009, down 9.0% compared with the 149,500 ounces of PGMs produced there in 2008, but the 2009 production was accomplished with less than 50% of the 2008 workforce.
     The cost of metals sold from mine production, despite higher 2009 production, decreased to $209.1 million in 2009, compared to $283.8 million in the prior year, a 26.3% improvement. The Company’s mining costs decreased during 2009 mainly as a result of a lower level of employment, lower prices for key consumables such as fuel, power, steel and explosives, improved efficiencies in mining processes, much reduced reliance on contractors and redirection of mining out of some higher-cost areas.
     The cost of metals sold for metal purchased in the open market for resale was $5.7 million in 2009, compared to $19.9 million in 2008.
     Depreciation and amortization - Depreciation and amortization expense was $70.4 million in 2009, compared to $83.0 million in 2008. To a large extent, the lower expense in 2009 was the result of a $67.3 million impairment adjustment to the carrying value of the East Boulder Mine taken at the end of 2008, resulting in lower amortization rates in 2009.
     Marketing - The Company reduced its market development efforts for palladium to some extent during 2009. The Company spent $2.0 million in support of marketing programs during 2009, down from $5.7 million in 2008.
     General and administrative - Excluding marketing expenses discussed above, general and administrative costs were $25.1 million in 2009, compared to $26.7 million in 2008, a 6.0% decrease, as increased share-based compensation expense partially offset other corporate cost reductions.
     Other corporate costs — In 2009, corporate adjustments included a $1.1 million provision for uncollectable receivables and advances and $0.1 million for marking investments to market. In 2008, such adjustments included a $67.3 million asset impairment write-down at the East Boulder Mine, a $29.4 million provision for uncollectable receivables and advances (mostly associated with recycling activities), a $3.4 million charge to mark investments to market, and $5.4 million for restructuring costs.
     Interest income and expense - Interest income decreased to $1.8 million in 2009 from $11.1 million in 2008, reflecting lower interest rates and much lower financing income on recycling balances in 2009. The Company’s balance of cash and related liquid assets earning interest increased to $201.2 million at December 31, 2009, from $180.8 million reported at December 31, 2008. Inventories and advances associated with recycling increased to $28.6 million at year-end 2009 from $22.1 million at the end of 2008. The Company’s outstanding long-term debt balance was $196.0 million at December 31, 2009, down from $211.0 million at December 31, 2008. The decrease in long-term debt was mostly attributable to a transaction which converted $15.0 million principal balance of the Company’s convertible debentures into approximately 1.84 million shares of common stock. The Company also paid off the final $0.1 million of principal on its education impact bonds in May 2009. Interest expense declined to $6.8 million in 2009, from $9.7 million in 2008; the Company replaced its outstanding credit facilities with a 1.875% convertible debenture offering in March 2008.
     Other comprehensive income (loss), net of tax - The Company recorded a gain in other comprehensive income of $70,000 in 2009 compared to a gain of $5.9 million in 2008. The 2009 gain represented unrealized gains on investments. The 2008 gain included $12.8 million of realized hedging losses reclassified to income, partially offset by $6.3 million representing the change in fair value of derivatives held, and $0.7 of unrealized losses on investments.
YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007
     Revenues - In view of the higher prices realized for the Company’s by-product sales in the past several years, the Company modified its reporting for by-products in 2008 to include sales proceeds from by-products within its sales revenues from mining. Previously, these proceeds were netted against costs of revenues. The 2007 results discussed in the following comparison reflect the reporting change.
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
     Revenues from mine production were $360.4 million in 2008 (including $36.8 million from by-products), compared to $331.3 million in 2007 (of which $53.8 million was from by-products), an 8.8% increase. The increase was attributable to the higher realized market prices in early 2008 which more than made up for the lower volume of mined ounces sold in 2008. Platinum and palladium ounces sold from mine production were 514,100 in 2008, compared to 544,800 ounces in 2007. The average realization on these platinum and palladium sales (including the effects of hedging and of floor and ceiling prices in the underlying agreements) was $630 per ounce in 2008 and $509 per ounce in 2007. Reduced by-product revenues were generally due to lower sales in 2008, particularly for rhodium and nickel.
     Revenues from PGM recycling grew 45.6% during 2008, increasing to $475.4 million in 2008, from $326.4 million in 2007. Recycled ounces sold increased in 2008 to 275,000 ounces compared to 245,000 ounces in 2007 and the Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) increased to $1,715 per ounce in 2008 from $1,313 per ounce in 2007. The Company processed increased volumes of recycled materials on a tolling basis in 2008. The Company toll processed 126,000 ounces of PGMs during 2008, up from 112,000 tolled ounces in 2007. Total recycling volume increased to 398,100 ounces of PGMs in 2008 up 6.7% from 373,000 ounces in 2007.
     The Company recognized other revenue of $20.0 million and $15.4 million for metal purchased in the open market and resold in 2008 and 2007, respectively.
     Costs of Metals Sold — Costs of metals sold, which excludes depreciation expense and no longer includes credits for by-products, was $753.2 million in 2008, compared to $578.0 million in 2007, a 30.3% increase. Even though the volume of purchased recycling material increased from year to year, significantly higher PGM prices drove up the acquisition cost of the material, which largely accounted for an increase in recycling costs of metals sold to $449.5 million in 2008 from $306.8 million in 2007. The average acquisition cost of metal in the Company’s recycling segment (including platinum, palladium and rhodium) increased to $1,534 per ounce in 2008 from $1,171 per ounce in 2007, reflecting much higher 2008 average prices for PGMs, particularly for platinum and rhodium.
     During 2008, the Company’s mining operations produced 498,900 ounces of PGMs, including 384,100 and 114,800 ounces of palladium and platinum, respectively. This represents about a 7.2% decrease from 2007, during which the Company’s mining operations produced 537,500 ounces of PGMs, including 413,400 and 124,100 ounces of palladium and platinum, respectively. The Stillwater Mine produced 349,400 ounces of PGMs in 2008, compared with 359,300 ounces of PGMs in 2007, a 2.8% decrease. The East Boulder Mine produced 149,500 ounces of PGMs in 2008, compared with 178,200 ounces of PGMs in 2007, a 16.1% year-on-year decrease. The lower production in 2008 reflected the restructuring at the East Boulder Mine and somewhat lower ore grades associated with the specific mining areas in 2008 at the Stillwater Mine.
     The costs of metals sold from mine production, despite lower 2008 production, increased to $283.8 million in 2008, compared to $256.9 million in the prior year, a 10.5% increase. The Company’s mining costs increased during 2008 mostly as a result of higher commodity prices for materials consumed in mining.
     The costs of metals sold on palladium purchases for resale was $19.9 million in 2008, compared to $14.3 million in 2007.
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
     Other corporate costs — In 2008, such adjustments included a $67.3 million asset impairment write-down at the East Boulder Mine, a $29.4 million provision for uncollectable receivables and advances (mostly associated with recycling activities), a $3.4 million charge to mark investments to market, and $5.4 million for restructuring costs.
     Interest income and expense - Interest income decreased to $11.1million in 2008 from $11.7 million in 2007, on the result of lower recycling balances in the last quarter of 2008. The Company’s balance of cash and related liquid assets earning interest increased to $180.8 million at December 31, 2008, from $89.0 million reported at December 31, 2007. This increase was partially attributable to decreases in working capital in the Company’s recycling segment that resulted from lower PGM prices and lower inventories later in the year. Inventories and advances associated with recycling decreased to $22.1 million at year-end 2008 from $86.7 million at the end of 2007. The Company outstanding long-term debt balance was $211.0 million at December 31, 2008, up from $128.0 million at December 31, 2007. The Company replaced its debt facilities during 2008, increasing the level of borrowings by about $83 million. The added borrowings helped the Company accommodate significant growth in its recycling segment during the first nine months of 2008.
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
LIQUIDITY AND CAPITAL RESOURCES
     For 2009, net cash provided by operating activities was $59.7 million compared to $114.2 million and $56.4 million for 2008 and 2007, respectively. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines.
     The $9.2 million reported loss for 2009 included $103.3 million of non-cash charges, including $70.4 million of depreciation and amortization, $14.4 million of stock compensation expense, $8.1 million stock issuance expense related to the debt to equity transaction, and $10.9 million of lower-of-cost-or-market inventory adjustments.
     At December 31, 2009, the Company’s available balance of cash and cash equivalents (excluding restricted cash) was $166.7 million and it reported $196.0 million of debt outstanding. If highly liquid short-term investments are included with available cash, the Company’s balance sheet liquidity at December 31, 2009, increases to $201.2 million. Corresponding balances at December 31, 2008, included $161.8 million of available cash and cash equivalents, $211.0 million of outstanding debt, and available cash plus liquid investments of $180.8 million. The Company exchanged $15 million face amount of its outstanding convertible debentures for about 1.84 million common shares during the fourth quarter of 2009. The remaining $166.5 million of convertible debentures will reach their date of first call in March 2013, and the Company believes most holders are likely to convert their debentures or redeem them at par at that time.
     The Company, at interest rate levels prevailing at December 31, 2009, will be required to fund approximately $5.5 million in total interest payments during 2010 related to its outstanding debt obligations. No principal payments against outstanding debt are scheduled to come due in 2010. In view of the current restrictive credit environment and relatively high risk spreads, the Company has chosen not to put in place a revolving credit agreement at this time. While the lack of a credit agreement may create some vulnerability, the Company believes that its liquidity on hand is adequate to cover its needs for the foreseeable future.
     During the fourth quarter of 2009, the Company filed a $450 million shelf registration statement. The registration became effective on December 8, 2009, and permits the Company to issue any of various public debt or equity instruments for financing purposes so long as the registration statement remains effective. The Company has no immediate plans to issue securities under the shelf registration, but management believes that the shelf may facilitate access to additional liquidity in the future. However, there is no assurance that debt or equity capital would be available to the Company in the public markets should the Company determine to issue securities under the shelf registration.
     The Company’s financial performance is affected by changes in PGM prices. At the PGM price levels prevailing at December 31, 2009, absent separate hedging arrangements, any change in the price of platinum generally would flow through almost dollar-for-dollar to cash flow from operations, subject only to (1) price ceilings on 14% of the mines’ platinum production to be sold under the Company’s sales agreement, and (2) certain costs — severance taxes and royalties on mine production — which adjust upward or downward with market prices. At the December 31, 2009, closing platinum price of $1,466 per ounce and 2009 production levels, the annual effect of the price ceiling would be to reduce the Company’s revenue by about $10.6 million.
     Under the Company’s sales agreement for mined production, a change in the market price of palladium also would flow through directly to cash flow from operations, subject only to (1) floor prices affecting 70% of the Company’s sales from mine production, and (2) an offset for severance taxes and royalties that are based on the realized price. At the December 31, 2009, closing palladium price of $393 per ounce, the contractual floor prices would have no effect on revenues.
     In the Company’s recycling activities, upon purchasing recycled material for processing the Company simultaneously enters into a fixed forward contract that determines the future selling price of the contained PGMs, effectively locking in a sales margin. So for outstanding recycling lots, a change in the market price of platinum and palladium on sales of recycling materials would have little or no effect on margins earned from this activity and on cash flow from operations. However, a general change in market prices would affect margins on future purchases by about the same percentage as the change in price. It normally takes existing lots of recycling material two to three months from the date of receipt to flow through to sales.
     Changes in the cash costs of production generally flow through dollar-for-dollar into cash flow from operations. A reduction due to grade in total mine production of 10%, or just over 50,000 ounces per year, would reduce cash flow from operations by an estimated $30 million per year at the price and cost levels prevailing at December 31, 2009.
     Net cash used in investing activities was $54.7 million, $74.6 million and $81.0 million in 2009, 2008 and 2007, respectively. The Company’s investing activities primarily represent capital expenditures and net sales and purchases of short term investments. Capital expenditures totaled $39.5 million, $82.3 million and $87.9 million in 2009, 2008 and 2007, respectively. The Company also expended $0.9 million and $1.7 million to acquire equity interests in two small exploration companies during 2008 and 2007, respectively. No exploration investments were made in 2009.
     All significant company-wide repair and maintenance costs in connection with planned major maintenance activities are expensed as incurred. The Company does not accrue in advance for major maintenance activities, but, when practicable, tries to disclose in advance in its public filings any planned major maintenance activities that may affect operations.
     Net cash used in financing activities was a net $0.1 million and $2.4 million in 2009 and 2007, respectively, compared to net cash provided by financing activities of $60.7 million in 2008.
Convertible Debentures
     On March 12, 2008, the Company issued and sold $181.5 million aggregate principal amount of senior convertible debentures due 2028 (debentures). The debentures pay interest at 1.875% per annum, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2008. The debentures will mature on March 15, 2028, subject to earlier repurchase or conversion. Each $1,000 principal amount of debentures is initially convertible, at the option of the holders, into approximately 42.5351 shares of the Company’s common stock, at any time prior to the maturity date. The conversion rate is subject to certain adjustments, but will not be adjusted for accrued interest or any unpaid interest. The conversion rate initially represents a conversion price of $23.51 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15, 2013, March 15, 2018 and March 15, 2023, or upon the occurrence of certain events including a change in control. The Company may redeem the debentures for cash beginning on or after March 22, 2013.
     The debentures were sold to an “accredited investor” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial investor offered and resold the debentures to “qualified institutional buyers” under Rule 144A of the Securities Act. An affiliate of MMC Norilsk Nickel, with the approval of the Company’s independent directors, purchased $80 million of the debentures, thereby maintaining its majority ownership position in the Company.
     In October 2009, the Company undertook the exchange of $15 million face amount of the convertible debentures in exchange for 1.84 million shares of the Company’s common stock. The debentures so acquired have been retired, leaving $166.5 million face value of the debentures outstanding at December 31, 2009.
CONTRACTUAL OBLIGATIONS
     The Company is obligated to make future payments under various contracts such as its debt agreements. The following table represents significant contractual cash obligations and other commercial commitments and the related interest payments as of December 31, 2009:

(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Convertible debentures	$—	$—	$—	$166,500	$—	$—	$166,500
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	303	303	297	264	233	—	1,400
Asset retirement obligations	—	—	—	—	—	144,271	144,271
Payments of interest (1)	5,522	5,522	5,522	3,961	2,400	13,200	36,127
Other noncurrent liabilities	—	8,592	—	—	—	—	8,592

Total	$5,825	$14,417	$5,819	$170,725	$2,633	$187,471	$386,890

(1)	Interest payments on the convertible debentures noted in the above table are calculated up to March 15, 2013, the date the holders of the debentures can exercise their put option.
     Interest payments noted in the table above assume no changes in interest rates. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2011 include workers’ compensation costs, property taxes and severance taxes.
FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “desires,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Such statements include, but are not limited to, comments regarding the duration and overall effects of the current worldwide financial and credit crises, the effects of restructuring the Company’s operations and maintaining a skilled work force, the automotive market and the health of the automobile manufacturers, expansion plans and realignment of operations, costs, grade, production and recovery rates, permitting, labor matters, financing needs and the terms of future credit facilities, capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting, and compliance, litigation and the palladium and platinum market. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the section entitled “Business, Risk Factors and Properties — Risk Factors” above.
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
Asset Impairment
     The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. The estimation of future cash flows takes into account estimates of recoverable ounces, PGM prices (long-term sales contract prices and historical pricing trends or third party projections of future prices rather than prices at a point in time as an indicator of longer-term future prices), production levels, and capital and reclamation expenditures, all based on life-of-mine plans and projections. If the assets are impaired, a calculation of fair market value is performed, and if fair market value is lower than the carrying value of the assets, the assets are reduced to their fair market value.
Income Taxes
     Income taxes are determined using the asset and liability approach. This method gives consideration to the future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on currently enacted tax rates. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2009 and 2008, for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized. Based on the Company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the Company will owe any income taxes for the foreseeable future. However, if average realized PGM prices were to increase substantially in the future, the Company could owe income taxes prospectively on the resulting higher taxable income.
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
     The Company reviewed its asset retirement assumptions at December 31, 2009, and recorded a reduction of $0.6 million and $0.8 million for the Stillwater Mine and the East Boulder Mine, respectively, due to an increase in the estimated mine lives of both mines. See Note 16 “Asset Retirement Obligation” to the Company’s 2009 audited financial statements for further information.
Derivative Instruments
     The Company from time to time enters into derivative financial instruments, including fixed forward sales, cashless put and call option collars and financially settled forward sales to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue. Derivatives are reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. The Company primarily uses derivatives to hedge metal prices and to manage interest rate risk. The Company also enters into financially settled forwards related to its recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses are recognized in net income in each period. See Note 6 “Derivative Instruments” to the Company’s 2009 audited financial statements for further information.
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
     The Company has a sales agreement with Ford Motor Company that covers a significant portion of the Company’s mined PGM production through December 2010 and stipulates floor and ceiling prices for metal delivered. The Company from time to time also purchases platinum and rhodium in the open market for resale under various supply arrangements. See “Business, Risk Factors and Properties — Current Operations — PGM Sales and Hedging ” and Note 6 “Derivative Instruments” to the Company’s 2009 audited financial statements for a more detailed discussion of the Company’s open positions.
     In July of 2009, a long-term PGM supply agreement between the Company and General Motors Corporation was rejected by General Motors through its bankruptcy process. This agreement contained guaranteed minimum selling prices for palladium ounces delivered under the agreement that provided the Company with a measure of financial protection during periods of low palladium prices. While the Company did not incur any direct financial loss during 2009 as a result of the rejection of the General Motors supply agreement, loss of the agreement does increase the Company’s exposure to PGM market volatility on about 20% of its mined palladium sales.
     The Company’s remaining long-term automotive supply agreement with Ford Motor Company is scheduled to expire on December 31, 2010. The floor prices in that agreement apply to 70% of the Company’s mined platinum ounces and 80% of the Company’s mined palladium ounces. If the Ford agreement is not renegotiated or replaced on terms similar to those in the existing agreement, then once the existing agreement expires, the Company’s mining revenues will be fully exposed to prevailing market prices. In the current economic environment, the Company believes it is unlikely that any replacement PGM supply agreement, whether or not with Ford, will include terms comparable to those in the existing agreement. Consequently, without these pricing provisions, the risk will increase that the Company may not be able to operate profitably during future downturns in PGM prices.
     The fair value of the Company’s principal long-lived assets is determined in part by the value the market assigns to the Company’s underlying ore reserves. These values are sensitive to changes in market prices for PGMs. The Company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. The Company has reviewed its operations at December 31, 2009, and concluded that there was no material event or change in circumstances that would require a review of the Company’s long-lived assets for impairment. Upon performing a similar review at December 31, 2008, the Company recorded an impairment provision reducing the East Boulder operations’ carrying value by $67.3 million in 2008. In the future, if PGM prices were to decline and remain depressed for a sustained period, the Company could face additional impairment adjustments to the carrying values of its long-lived assets.

     The Company from time to time enters into fixed forward sales and financially settled forward sales transactions that may or may not be accounted for as cash-flow hedges to mitigate the price risk in its PGM recycling and mine production activities. In fixed forward transactions, normally metals contained in spent catalytic materials are sold forward at the time the materials are purchased and then are delivered against the fixed forward contracts when the finished ounces are recovered. The Company has elected to account for these transactions as normal purchases and normal sales. Financially settled forward sales provide another mechanism to offset fluctuations in metal prices associated with future production, particularly in circumstances where the Company elects to retain control of the final disposition of the metal. In financially settled forward sales, the parties agree in advance to a net financial settlement in the future based on the difference between the market price of the metal on the settlement date and a forward price set at inception. Consequently, at the settlement date, the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. No metal changes hands between the parties in these financially settled transactions. The Company generally has accounted for financial settled forward transactions as cash flow hedges. However, if the Company determines not to document them as cash flow hedges, these transactions are marked to market in each accounting period and the realized and unrealized gains or losses are recognized in net income in each period. As of December 31, 2009 and 2008, the Company was not party to any financially settled forward agreements.
     From time to time the Company also enters into financially settled forwards related to its recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses are recognized in net income in each period. All commodity instruments outstanding at December 31, 2009, are expected to be settled within the next five months. See Note 6 "Derivative Instruments” to the Company’s 2009 audited financial statements for further information.
INTEREST RATE RISK
     At December 31, 2009, all of the Company’s outstanding long-term debt was subject to fixed rates of interest. Interest income on payments to the Company’s recycling suppliers is generally linked to short-term inter-bank rates.
     The Company’s convertible debentures do not contain financial covenants, other than change in control protection and investor make-whole provisions. Consequently, the Company is not subject to conventional financial covenants at this time.
     The Company’s financial performance depends significantly on the automotive industry’s need for PGMs in catalytic converters. Generally, about 50% of the demand for palladium and platinum is generated by catalytic converter requirements. Should existing or future regulations limiting greenhouse gas emissions result in a substantial longer-term shift away from internal combustion engines in automobiles, the resulting drop in demand could depress PGM prices and impair the Company’s financial performance.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stillwater Mining Company:
We have audited the accompanying balance sheets of Stillwater Mining Company as of December 31, 2009 and 2008, and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stillwater Mining Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stillwater Mining Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
\s\ KPMG LLP
Billings, Montana
February 26, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stillwater Mining Company:
We have audited Stillwater Mining Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stillwater Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Stillwater Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stillwater Mining Company as of December 31, 2009 and 2008, and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010, expressed an unqualified opinion on those financial statements.
\s\ KPMG LLP
Billings, Montana
February 26, 2010

STILLWATER MINING COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

Year ended December 31,	2009	2008	2007
REVENUES

Mine production	$306,892	$360,364	$331,277
PGM recycling	81,788	475,388	326,394
Other	5,752	19,980	15,365

Total revenues	394,432	855,732	673,036

COSTS AND EXPENSES
Costs of metals sold:
Mine production	209,140	283,793	256,942
PGM recycling	76,483	449,497	306,757
Other	5,741	19,892	14,289

Total costs of metals sold	291,364	753,182	577,988
Depreciation and amortization:
Mine production	70,239	82,792	82,396
PGM recycling	178	192	142

Total depreciation and amortization	70,417	82,984	82,538

Total costs of revenues	361,781	836,166	660,526
Marketing	1,987	5,705	5,586
General and administrative	25,080	26,712	22,879
Restructuring	—	5,420	—
Impairment of long-term investments	119	3,374	—
Loss on trade receivables	595	3,410	—
Loss on advances on inventory purchases	456	25,999	—
Impairment of property, plant and equipment	—	67,254	—
(Gain)/loss on disposal of property, plant and equipment	689	196	(180)

Total costs and expenses	390,707	974,236	688,811

OPERATING INCOME (LOSS)	3,725	(118,504)	(15,775)

OTHER INCOME (EXPENSE)
Other	79	144	236
Interest income	1,846	11,103	11,705
Interest expense	(6,801)	(9,718)	(11,269)
Induced conversion loss	(8,097)	—	—

LOSS BEFORE INCOME TAX BENEFIT (PROVISION)	(9,248)	(116,975)	(15,103)

Income tax benefit (provision)	30	32	—

NET LOSS	(9,218)	(116,943)	(15,103)

Other comprehensive income, net of tax	70	5,865	9,578

COMPREHENSIVE LOSS	$(9,148)	$(111,078)	$(5,525)

See accompanying notes to financial statements.

STILLWATER MINING COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(Continued)

Year ended December 31,	2009	2008	2007
BASIC AND DILUTED LOSS PER SHARE

Net loss	$(9,218)	$(116,943)	$(15,103)

Weighted average common shares outstanding
Basic	94,852	93,025	92,016
Diluted	94,852	93,025	92,016

Basic loss per share
Net loss	$(0.10)	$(1.26)	$(0.16)

Diluted loss per share
Net loss	$(0.10)	$(1.26)	$(0.16)

See accompanying notes to financial statements.

STILLWATER MINING COMPANY
BALANCE SHEETS
(in thousands, except share and per share amounts)

December 31,	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$166,656	$161,795
Investments, at fair market value	34,515	18,994
Inventories	88,544	72,178
Trade receivables	2,073	2,369
Deferred income taxes	18,130	17,443
Other current assets	8,680	9,756

Total current assets	318,598	282,535
Property, plant and equipment, net	358,866	393,412
Restricted cash	38,045	35,595
Other noncurrent assets	9,263	11,487

Total assets	$724,772	$723,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,901	$14,662
Accrued payroll and benefits	26,481	24,111
Property, production and franchise taxes payable	10,405	10,749
Current portion of long-term debt	—	97
Other current liabilities	3,689	5,489

Total current liabilities	49,476	55,108
Long-term debt	195,977	210,947
Deferred income taxes	18,130	17,443
Accrued workers compensation	4,737	6,761
Asset retirement obligation	6,209	7,028
Other noncurrent liabilities	3,855	4,448

Total liabilities	$278,384	$301,735

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 96,732,185 and 93,665,855 shares issued and outstanding	967	937
Paid-in capital	674,869	640,657
Accumulated deficit	(229,358)	(220,140)

Accumulated other comprehensive loss	(90)	(160)

Total stockholders’ equity	446,388	421,294

Total liabilities and stockholders’ equity	$724,772	$723,029

See accompanying notes to financial statements.

STILLWATER MINING COMPANY
STATEMENTS OF CASH FLOWS
(in thousands)

Year ended December 31,	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,218)	$(116,943)	$(15,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,417	82,984	82,538
Lower of cost or market inventory adjustments	10,892	16,623	6,013
Induced conversion loss	8,097	—	—
Restructuring costs	—	5,420	—
Impairment of long-term investments	119	3,374	—
Impairment of property, plant, and equipment	—	67,254	—
Loss on trade receivables	595	3,410	—
Loss on advances on inventory purchases	456	25,999	—
(Gain)/loss on disposal of property, plant and equipment	689	196	(180)
Accretion of asset retirement obligation	606	885	734
Stock issued under employee benefit plans	4,767	5,992	5,470
Amortization of debt issuance costs	1,036	3,214	500
Share based compensation	6,674	5,063	3,805

Changes in operating assets and liabilities:
Inventories	(26,496)	29,323	(15,672)
Advances on inventory purchases	(262)	(901)	(4,205)
Trade receivables	296	6,365	3,864
Employee compensation and benefits	2,379	(1,968)	596
Accounts payable	(5,761)	(3,560)	(6,896)
Property, production and franchise taxes payable	(937)	566	(780)
Workers compensation	(2,024)	(3,221)	(272)
Restricted cash	(2,450)	(9,540)	(2,100)
Forward hedges	—	(2,812)	747
Other	(203)	(3,480)	(2,637)

NET CASH PROVIDED BY OPERATING ACTIVITIES	59,672	114,243	56,422

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(39,534)	(82,277)	(87,876)
Purchases of long-term investments	—	(948)	(1,687)
Proceeds from disposal of property, plant and equipment	603	329	396
Purchases of investments	(47,551)	(41,095)	(64,925)
Proceeds from maturities of investments	31,759	49,424	73,125

NET CASH USED IN INVESTING ACTIVITIES	(54,723)	(74,567)	(80,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations	(97)	(98,539)	(2,631)
Payments for debt issuance costs	—	(5,098)	—
Proceeds from issuance of convertible debentures	—	181,500	—
Issuance of common stock	9	2,990	252
Restricted cash	—	(20,170)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(88)	60,683	(2,379)

CASH AND CASH EQUIVALENTS
Net increase (decrease)	4,861	100,359	(26,924)
Balance at beginning of year	161,795	61,436	88,360

BALANCE AT END OF YEAR	$166,656	$161,795	$61,436

See accompanying notes to financial statements.

STILLWATER MINING COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Shares				Accumulated Other	Total Stockholders’
	Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Equity
BALANCE AT DECEMBER 31, 2006	91,515	$915	$617,107	$(88,094)	$(15,603)	$514,325

Net loss	—	—	—	(15,103)	—	(15,103)
Change in net unrealized gains on derivative
financial instruments	—	—	—	—	9,247	9,247
Change in fair market value of securities	—	—	—	—	331	331
Common stock issued under employee benefit plans	488	5	5,465	—	—	5,470
Stock option expense	—	—	392	—	—	392
Common stock issued under stock plans	29	—	252	—	—	252
Common stock issued under Directors’ deferral plan	5	4	74	—	—	78
Nonvested shares of common stock granted to officers and employees	368	—	—	—	—	—
Amortization of unearned nonvested stock	—	—	4,374	—	—	4,374
Forfeiture of nonvested stock	—	—	(1,039)	—	—	(1,039)

BALANCE AT DECEMBER 31, 2007	92,405	$924	$626,625	$(103,197)	$(6,025)	$518,327

Net loss	—	—	—	(116,943)	—	(116,943)
Change in net unrealized gains on derivative
financial instruments	—	—	—	—	6,533	6,533
Change in fair market value of securities	—	—	—	—	(668)	(668)
Common stock issued under employee benefit plans	815	8	5,984	—	—	5,992
Stock option expense	—	—	380	—	—	380
Common stock issued under stock plans	237	3	2,987	—	—	2,990
Common stock issued under Directors’ deferral plan	8	2	59	—	—	61
Nonvested shares of common stock granted to officers and employees	201	—	—	—	—	—
Amortization of unearned nonvested stock	—	—	4,654	—	—	4,654
Forfeiture of nonvested stock	—	—	(32)	—	—	(32)

BALANCE AT DECEMBER 31, 2008	93,666	$937	$640,657	$(220,140)	$(160)	$421,294

Net loss	—	—	—	(9,218)	—	(9,218)
Change in fair market value of securities	—	—	—	—	70	70
Common stock issued under employee benefit plans	887	9	4,758	—	—	4,767
Stock option expense	—	—	238	—	—	238
Common stock issued under stock plans	2	—	9	—	—	9
Common stock issued under Directors’ deferral plan	7	—	32	—	—	32
Nonvested shares of common stock granted to officers and employees	327	3	—	—	—	3
Common stock issued for conversion of long-term debt	1,843	18	22,774			22,792
Amortization of unearned nonvested stock	—	—	6,463	—	—	6,463
Forfeiture of nonvested stock	—	—	(62)	—	—	(62)

BALANCE AT DECEMBER 31, 2009	96,732	$967	$674,869	$(229,358)	$(90)	$446,388

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
     The Company’s operations can be significantly affected by risks and uncertainties associated with the mining and recycling industry as well as those specifically related to its operations. The most significant risks and uncertainties the Company faces are (i) expiration of the sales agreement with Ford Motor Company at the end of 2010 (see Note 5) and (ii) price volatility of palladium and platinum.
     Additional risks and uncertainties include but are not limited to the following: economic and political events affecting supply and demand for these metals, mineral reserve estimation, environmental restrictions and obligations, governmental regulations, ownership of and access to mineral reserves, stable workforce and increased surety requirements.
     The Company evaluates subsequent events through the date the financial statements are issued. No subsequent events were identified that required additional disclosure through the date of this filing.
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
CASH AND CASH EQUIVALENTS
     Cash and cash equivalents consist of all cash balances and all highly liquid investments purchased with an original maturity of three months or less.
RESTRICTED CASH
     Restricted cash consists of cash equivalents that have been posted as collateral on outstanding letters of credit. The restrictions on the balances lapse upon expiration of the letters of credit which currently have terms of one year or less. Restricted cash is classified as noncurrent as the Company anticipates renewing the letters of credit (associated with reclamation obligations) upon expiration.
INVESTMENTS
     Investment securities at December 31, 2009, consist of a mutual fund and federal agency notes and commercial paper with stated maturities in excess of three months but less than one year. All securities are deemed by management to be available-for-sale and are reported at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction of the carrying amount of the security to fair value. The impairment is charged to earnings and a new cost basis for the security is established.
     The Company’s long-term investments were originally recorded at cost due to less than 20% equity interest and no significant Company control over the investees. A decline in the market value of these long-term investments that is deemed to be other-than-temporary will result in a reduction of the carrying amount of the investment to fair value. The impairment is charged to earnings and a new cost basis for the investment is established.
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
RECEIVABLES
     Trade receivables and other receivable balances recorded in other current assets are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. The Company wrote off $0.6 million and $3.4 million of its receivable balance in 2009 and 2008, respectively, when it was determined that ultimate repayment was questionable. The Company determined that no allowance against its receivable balances at December 31, 2009 and 2008 were necessary.
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

LEASES
     The Company classifies a lease as either capital or operating. All capital leases are depreciated either over the useful life of the asset or over the lease term.
ASSET IMPAIRMENT
     The Company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (historical prices or third-party projections of future prices, long-term sales contracts prices, price trends and related factors), production levels and capital and reclamation expenditures, all based on life-of-mine plans and projections. If the assets are impaired, a calculation of fair market value is performed, and if the fair market value is lower than the carrying value of the assets, the assets are reduced to their fair market value.
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
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. A fair value hierarchy was established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy distinguishes among three levels of inputs that may be utilized when measuring fair value: Level 1 inputs (using quoted prices in active markets for identical assets or liabilities), Level 2 inputs (using external inputs other than level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and Level 3 inputs (unobservable inputs supported by little or no market activity and based on internal assumptions used to measure assets and liabilities). The classification of each financial asset or liability within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
REVENUE RECOGNITION
     Revenue is comprised of mine production revenue, PGM recycling revenue and other sales revenue. Mine production revenue consists of the sales of palladium and platinum extracted by the Company’s mining operations, including any realized hedging gains or losses, and is reduced by sales discounts associated with automotive agreements. Mine production revenue also consists of the sales of by-products (rhodium, gold, silver, copper and nickel) extracted by mining operations. PGM recycling revenue consists of the sales of recycled palladium, platinum and rhodium derived from spent catalytic materials, including any unrealized and realized hedging gains or losses. Other sales revenue consists of sales of PGMs that were acquired on the open market for resale.
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
HEDGING PROGRAM
     From time to time, the Company enters into derivative financial instruments, including fixed forwards, cashless put and call option collars and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue and to manage interest rate risk. Derivatives are reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge, and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income (loss) in the period the offsetting hedged transaction occurs. If an instrument is settled early, any gains or losses are immediately recognized as adjustments to the revenue recorded for the related hedged production.
     Unrealized derivative gains and losses recorded in current and non-current assets and liabilities and amounts recorded in other comprehensive income (loss) and in current period earnings are non-cash items and therefore are taken into account in the preparation of the statement of cash flows based on their respective balance sheet classifications.
RECLAMATION AND ENVIRONMENTAL COSTS
     The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2009 and 2008, for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized. Based on the Company’s current financial projections, and in view of the level of tax depreciation and depletion deductions available, it appears unlikely that the Company will owe any income taxes for the foreseeable future. However, if average realized PGM prices continue to increase substantially in the future, the Company could owe income taxes prospectively on the resulting higher taxable income.

STOCK-BASED COMPENSATION
     Costs resulting from all share-based payment transactions are recognized in the financial statements over the respective vesting periods and determined using a fair-value-based measurement method. The fair values for stock options and other stock-based compensation awards issued to employees are estimated at the date of grant using a Black-Scholes option pricing model.
EARNINGS (LOSS) PER COMMON SHARE
     Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised and the Company’s convertible debt was converted. No adjustments were made to reported net income (loss) in the computation of basic or diluted earnings (loss) per share as of December 31, 2009, 2008 or 2007. The Company currently has only one class of equity shares outstanding.
COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders’ equity that result from transactions and events other than those with stockholders. The Company’s only significant elements of other comprehensive income in 2009 consisted of unrealized gains and losses related to available-for-sale marketable securities. In 2008 and 2007, comprehensive income (loss) consisted of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities and available-for-sale marketable securities.
DEBT ISSUANCE COSTS
     Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt using the effective interest method.
USE OF ESTIMATES
     The preparation of the Company’s financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management’s estimates relate to mineral reserves, reclamation and environmental obligations, valuation allowance for deferred tax assets, useful lives utilized for depreciation, amortization and accretion calculations, future cash flows from long-lived assets, fair value of long-lived assets, and fair value of derivatives. Actual results could differ from these estimates.
RECLASSIFICATION
     Prior year amounts previously disclosed as advances on inventory purchases have been consolidated into other assets to conform to the current year presentation on the Company’s balance sheet. Exploration expense in 2008 and 2007 has been included in general and administrative expenses to conform to the current year presentation on the Company’s income statement.
NOTE 3
CORRECTION OF IMMATERIAL ERROR
     In the fourth quarter of 2009, the Company identified an error in the number of ounces in its finished goods inventory related to the identification of purchased and tolled material. The Company identified a total understatement of its recycling costs of goods sold of $1.3 million. The cumulative impact for the years 2003 through 2008 was a $1.2 million understatement of costs of goods sold and was immaterial overall to previously reported quarterly and annual periods.
     The Company assessed the materiality of this error in accordance with Staff Accounting Bulletin (SAB) No. 108 and determined that the error was immaterial to previously reported amounts contained in its periodic reports and the Company intends to correct this error through subsequent periodic filings. The effect of recording this immaterial correction in the statements of operations for the two fiscal years impacted, balance sheet as of December 31, 2008, and for the fiscal 2009 quarterly periods to be reported in subsequent periodic filings are as follows:

	For the Quarter Ended		For the Quarter Ended		For the Quarter Ended
	September 30, 2009		June 30, 2009		March 31, 2009
	As	As	As	As	As	As
(in thousands)	Reported	Revised	Reported	Revised	Reported	Revised
PGM recycling costs of goods sold	$24,482	$24,593	$10,874	$10,863	$20,305	$20,299
Net income (loss)	4,430	4,319	4,229	4,240	(11,616)	(11,610)
Comprehensive income (loss)	4,522	4,411	4,310	4,321	(11,650)	(11,644)

Inventory	76,458	75,128	81,011	79,792	67,645	66,416
Accumulated deficit	(221,862)	(223,192)	(226,292)	(227,511)	(230,521)	(231,750)
Total shareholders’ equity	428,193	426,863	420,507	419,288	413,586	412,357

	For the Year Ended		For the Year Ended
	December 31, 2008		December 31, 2007
	As	As	As	As
(in thousands)	Reported	Revised	Reported	Revised
PGM recycling costs of goods sold	$445,299	$449,497	$307,137	$306,757
Operating income (loss)	(114,306)	(118,504)	(16,155)	(15,775)
Net income (loss)	(112,745)	(116,943)	(15,483)	(15,103)
Comprehensive income (loss)	(106,880)	(111,078)	(5,905)	(5,525)

Inventory	73,413	72,178	116,623	119,586
Accumulated deficit	(218,905)	(220,140)	(106,160)	(103,197)
Total shareholders’ equity	422,529	421,294	515,364	518,327
NOTE 4
ASSET IMPAIRMENT
     The Company has determined that there was no material event or change in circumstances requiring the Company to test its long-lived assets for impairment at December 31, 2009. The Company recorded a $67.3 million charge against earnings at December 31, 2008, reducing the carrying value of the East Boulder Mine assets to $161.4 million.
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
NOTE 5
SALES
Mine Production
     Palladium, platinum, rhodium, gold and silver are sent to third party refineries for final processing from where they are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity (rhodium of 99.9%) in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product precious metals are normally sold at market prices to customers, brokers or outside refiners. By-products of copper and nickel are produced by the Company at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are included in revenues from mine production. During 2009, 2008 and 2007, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $23.6 million, $36.8 million and $53.8 million, respectively.

     The Company has a sales agreement with Ford Motor Company covering a portion of production from the mines, that contains guaranteed floor and ceiling prices for metal delivered. Metal sales under the agreement, when not affected by the guaranteed floor or ceiling prices, are priced at a slight discount to market. Under this sales agreement, the Company currently has committed 80% of its palladium production and 70% of its platinum production from mining through 2010. None of the Company’s platinum or palladium production after 2010 is currently committed.
     The agreement contains termination provisions that allow the purchaser to terminate in the event the Company breaches certain provisions of the agreement and the Company does not cure the breach within specified periods ranging from 10 to 30 days of notice.
PGM Recycling
     The Company purchases spent catalyst materials from third parties and processes these materials in its facilities in Columbus, Montana to recover palladium, platinum and rhodium to sell to various third parties. The Company has entered into sourcing arrangements for catalyst material with several suppliers. Under these sourcing arrangements, the Company from time to time may advance cash to suppliers for purchase and collection of these spent catalyst materials. These advances are reflected as advances on inventory purchases and included in other assets on the Company’s balance sheet until such time as the material has been physically received and title has transferred to the Company. In some cases the Company holds a security interest in materials procured by suppliers but not yet received by the Company. Once the material is physically received and title has transferred, the associated advance is reclassified into inventories. Finance charges on these advances collected in advance of being earned are recorded as unearned income and are included in other current liabilities on the Company’s balance sheet. The Company recorded write-downs of advances on these recycling inventory purchases of $0.5 million and $26.0 million during 2009 and 2008, respectively. The Company also has various spot purchase and tolling arrangements with other suppliers of spent catalytic materials, but the volumes from these arrangements are less significant.
     At the same time the Company purchases material for recycling, it typically enters into a fixed forward contract for future delivery of the PGMs contained in the material at a price consistent with the purchase cost of the recycled material. The contract commits the Company to deliver finished metal on a specified date that normally corresponds to the expected out-turn date for the metal from the final refiner. This arrangement largely eliminates the Company’s exposure to fluctuations in market prices during processing, but it also creates an obligation to deliver metal in the future that could be subject to operational risks. If the Company were unable to complete the processing of the recycled material by the contractual delivery date, it could be required to purchase substitute finished metal in the open market to cover its commitments, and then would bear the cost (or benefit) of any change in market price relative to the price stipulated in the delivery contract.
Other
     The Company makes other open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $5.8 million on 12,600 ounces of palladium and 2,900 ounces of platinum that were purchased in the open market and re-sold for the year ended December 31, 2009. The Company recognized revenue of $20.0 million and $15.4 million on 48,800 and 43,800 ounces of palladium that were purchased in the open market and re-sold for the year ended December 31, 2008 and 2007, respectively.
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
Commodity Derivatives
     The Company regularly enters into fixed forward contracts and financially settled forward contracts to offset the price risk in its PGM recycling activity. From time to time, it also enters into these types of contracts on portions of its mine production. In fixed forward transactions, the Company agrees to deliver a stated quantity of metal on a specific future date at a price stipulated in advance. The Company uses fixed forward transactions primarily to price in advance the metals acquired for processing in its recycling segment. Under financially settled forward transactions, at each settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price and the Company pays the difference between the forward price and the market price if the market price is above the forward price. These financially settled forward contracts are settled in cash at maturity and do not require physical delivery of metal at settlement. The Company normally uses financially settled forward contracts with third parties to reduce its exposure to price risk on metal it is obligated to deliver under long-term sales agreements.
Mine Production
     At present the Company is not party to hedges on its mined platinum production. In the second quarter of 2008, the Company settled the remaining financially settled forward agreements covering future anticipated platinum sales out of mine production. Realized losses on hedges of mined platinum in 2008 and 2007 were $12.8 million and $31.7 million, respectively, and were recorded as an adjustment to mine production revenue.
PGM Recycling
     The Company enters into fixed forward sales relating to PGM recycling of catalysts materials. The metals from PGM recycled materials are sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. All of these fixed forward sales contracts open at December 31, 2009, will settle at various periods through May 2010. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. As of December 31, 2009 and 2008, no such margin deposits were outstanding or due.
     From time to time, the Company also enters into financially settled forward contracts on recycled materials for which it hasn’t entered into a fixed forward sale. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal as of a specific future date. No financially settled forward contracts were outstanding at December 31, 2009. The Company generally has not designated these contracts as cash flow hedges, so they are marked to market at the end of each accounting period with the change in the fair value of the derivatives being reflected in the income statement. The corresponding net realized loss on these derivatives in 2009, 2008 and 2007 was $0.2 million and was recorded as a component of recycling revenue.
     The following is a summary of the Company’s commodity derivatives as of December 31, 2009:

PGM Recycling:
Fixed Forwards
	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price
First Quarter 2010	12,962	$1,371	15,537	$351	2,911	$1,849
Second Quarter 2010	1,438	$1,469	1,428	$382	859	$2,452
The Following is the Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income (Loss) for the periods ended December 31,
Derivatives Designated as Cash Flow Hedges
Effective Portion
(in thousands)

				Location of
				Gain/(Loss) When	Amount of Gain or (Loss) Reclassified
Designated Derivative	Amount of Gain or (Loss) Recognized in AOCI			Reclassified	from AOCI into Income
	2009	2008	2007		2009	2008	2007
Financially settled forward contracts	$—	$(6,261)	$(22,422)	Mine production revenue	$—	$(12,794)	$(31,669)
Ineffective portion of derivatives was not significant at December 31, 2009, 2008 or 2007.

The Following is the Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income (Loss) for the periods ended December 31,
(in thousands)

	Location of Gain/(Loss)
Derivatives Not Designated as Cash Flow Hedges	Recognized in Income	Amount of Gain or (Loss) Recognized in Income
		2009	2008	2007
Fixed forward contracts	Other revenue	$5	$—	$—

Fixed forward contracts	Other revenue	$(2)	$—	$—

Financially settled forward contracts	PGM recycling revenue	$—	$150	$(174)

Fixed forward contracts	PGM recycling revenue	$243	$—	$—

Fixed forward contracts	PGM recycling revenue	$(47)	$—	$—
Fair Value of Derivative Instruments
(in thousands)
As of December 31,

Derivatives		Asset Derivatives				Liability Derivatives
Designated as Cash	Balance Sheet	Fair Value			Balance Sheet	Fair Value
Flow Hedges	Location	2009	2008	2007	Location	2009	2008	2007
Financially settled forward commodity contracts		$—	$—	$—	Other current liabilities	$—	$—	$6,424
NOTE 7
SHARE-BASED PAYMENTS
STOCK PLANS
     The Company sponsors stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. The Company has options outstanding under three separate plans: the 1994 Incentive Plan, the General Plan and the 2004 Equity Incentive Plan. During 2004, the 1994 Incentive Plan was terminated and in early 2008, the General Plan was terminated. Shares of common stock that have been authorized for issuance under the 1994 Incentive Plan and the General Plan were 1,400,000 and 1,151,000, respectively. While no additional options may be issued under these two plans, options issued prior to the termination dates remain outstanding. A total of 5,250,000 shares of common stock have been authorized for issuance under the 2004 Equity Incentive Plan, of which approximately 2,230,000 shares remain reserved and available for grant as of December 31, 2009.
     Awards granted under the Plans may consist of incentive stock options (ISOs) or non-qualified stock options (NQSOs), stock appreciation rights (SARs), nonvested shares or other stock-based awards, with the exception that non-employee directors may not be granted SARs and only employees of the Company may be granted ISOs.
     The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise price, exercise period, vesting period and all other terms of instruments issued under the Plans. Directors’ options vest over a six month period after date of grant. Officers’ and employees’ options vest ratably over a three year period after date of grant. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. The Company received approximately $9,200, $3.0 million and $0.3 million, in cash from the exercise of stock options in 2009, 2008 and 2007, respectively.

Nonvested Shares:
     Nonvested shares granted to non-management directors certain members of management and other employees as of December 31, 2009, 2008 and 2007, along with the related compensation expense are detailed in the following table:

		Nonvested	Market			Compensation
		Shares	Value on			Expense
Grant Date	Vesting Date	Granted	Grant Date	2009		2008		2007
May 7, 2004	May 7, 2007	348,170	$4,460,058	$—		$—		$495,562
May 3, 2005	May 3, 2008	225,346	$1,654,040	—		147,446		260,656	(1)
April 27, 2006	April 27, 2009	288,331	$4,731,512	421,524		1,264,571		1,056,171	(1)
February 22, 2007	February 22, 2010	426,514	$5,433,788	1,407,082	(3)	1,420,002	(2)	1,242,863	(1)
May 3, 2007	November 3, 2007	17,654	$280,000	—		—		280,000
February 4, 2008	February 4, 2011	16,741	$225,000	75,313		68,098		—
March 6, 2008	March 6, 2011	287,592	$5,283,065	1,701,370	(3)	1,435,344	(2)	—
May 8, 2008	November 8, 2008	19,719	$280,010	—		280,010		—
December 9,2008	June 9, 2009	12,987	$40,000	33,333		6,667		—
January 26, 2009	July 26, 2009	9,852	$40,000	40,000		—		—
March 14, 2009	March 14, 2012	642,000	$1,964,520	523,138		—		—
April 16, 2009	March 14, 2012	328,819	$1,624,366	393,973	(3)	—		—
April 16, 2009	March 14, 2010	375,404	$1,854,496	1,430,977	(3)	—		—
May 7, 2009	November 7, 2009	55,656	$320,022	320,022		—		—
August 5, 2009	February 5, 2010	5,857	$40,000	32,173		—		—
September 21, 2009	March 21, 2010	5,070	$40,000	22,320		—		—

Total compensation expense of nonvested shares				$6,401,225		$4,622,138		$3,335,252

(1)	78,493, 57,148, and 44,554 nonvested shares granted in 2007, 2006, and 2005, respectively, were forfeited in 2007 due to the resignation of one member of the Company’s senior management. Compensation expense in 2007 has been reduced to reflect compensation expense of $255,318, $494,949, and $281,606 recognized in 2007, 2006, and 2005, respectively, due to this resignation. Compensation expense in 2007 was also reduced by approximately $7,000 for forfeiture of approximately 3,200 nonvested shares granted to certain members of management and other employees who terminated employment in 2007.

(2)	Compensation expense in 2008 was reduced by approximately $32,400 for forfeiture of approximately 7,600 nonvested shares granted in 2008 and 2007 to certain members of management and other employees who terminated employment in 2008.

(3)	Compensation expense in 2009 was reduced by approximately $62,500 for forfeiture of approximately 14,100 nonvested shares granted in 2009, 2008 and 2007 to certain members of management and other employees who terminated employment in 2009.
Deferral Plans:
     The Stillwater Mining Company Non-Employee Directors’ Deferral Plan, allows non-employee directors to defer all or any portion of the compensation received as directors, in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). The plan provides for a Company matching contribution equal to 20% of the participant’s deferred amount. Each participant elects the form of the Company match (cash or Company common stock). Compensation expense that was deferred in common stock related to the Non-Employee Directors’ Deferral Plan was $34,900, $66,550 and $94,850 in 2009, 2008 and 2007, respectively. The Company match was made in Company common stock.
     The Stillwater Mining Company Nonqualified Deferred Compensation Plan, allows officers of the Company to defer up to 60% of their salaries and up to 100% of cash compensation other than salary in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). For each Plan year, the Company matches the amount of compensation deferred during that year up to a maximum of 6% of the participant’s total compensation for the calendar year. Compensation expense deferred in cash was $171,500, $174,200 and $121,000 in 2009, 2008 and 2007, respectively.
Stock Options:
     The Company recognizes compensation expense associated with its stock option grants based on fair market value on the date of grant using a Black-Scholes option pricing model. Stock option grants to employees generally vest in annual installments over a three year period. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture, but does not recapture expense taken previously. The compensation expense related to the fair value of stock options in 2009 was approximately $0.2 million. The compensation expense related to the fair value of stock options in 2008 and 2007 was approximately $0.4 million in each year. Compensation expense related to the fair value of stock options was recorded in general and administrative expense.
     The fair value for options in 2009, 2008 and 2007 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,	2009	2008	2007
Weighted average expected lives (years)	3.6	3.8	3.9
Interest rate	1.9%	2.6%	4.5%
Volatility	67%	58%	56%
Dividend yield	0	0	0
     Stock option activity for the years ended December 31, 2009, 2008 and 2007, is summarized as follows (excluding the effect of nonvested shares):

			Weighted-Average
		Weighted Average	Grant-Date Fair
	Shares	Exercise Price	Value
Options outstanding at December 31, 2006	1,350,911	$20.02
Options exercisable at December 31, 2006	1,209,644
2007 Activity
Options granted	73,450	11.59	$5.44
Options exercised	(29,375)	9.14
Options canceled/forfeited	(118,961)	16.01

Options outstanding at December 31, 2007	1,276,025	$20.16
Options exercisable at December 31, 2007	1,149,830	21.11
2008 Activity
Options granted	87,100	11.72	$5.35
Options exercised	(236,690)	12.75
Options canceled/forfeited	(96,775)	16.22

Options outstanding at December 31, 2008	1,029,660	$21.52
Options exercisable at December 31, 2008	905,266	22.90
2009 Activity
Options granted	6,984	7.26	$3.58
Options exercised	(1,699)	5.41
Options canceled/forfeited	(241,887)	23.36

Options outstanding at December 31, 2009	793,058	$20.87
Options exercisable at December 31, 2009	742,123	21.56
     The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $6,000, $1,835,000, and $147,000, respectively. At December 31, 2009, the total intrinsic value was $295,000 and $231,000 for stock options outstanding and exercisable, respectively.

     The following table summarizes information for outstanding and exercisable options as of December 31, 2009:

		Options Outstanding		Options Exercisable
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price
$ 2.53 — $4.66	11,592	6.7	$3.72	6,539	$3.18
$ 4.67 — $9.33	93,056	4.9	$7.04	75,550	$6.97
$ 9.34 — $13.99	89,426	6.1	$11.73	72,828	$11.74
$14.00 — $18.65	89,350	4.2	$15.56	81,122	$15.55
$18.66 — $23.31	256,834	2.1	$19.34	253,284	$19.32
$23.32 — $27.98	17,825	1.0	$26.48	17,825	$26.48
$27.99 — $32.64	84,275	0.1	$30.40	84,275	$30.40
$32.65 — $37.30	101,200	1.1	$34.71	101,200	$34.71
$37.31 — $38.76	49,500	0.9	$38.34	49,500	$38.34

	793,058	2.7	$20.87	742,123	$21.56

     A summary of the status of the Company’s nonvested stock options as of December 31, 2009, and changes during the year then ended, is presented below:

		Weighted-Average
Nonvested Options	Options	Grant-Date Fair Value
Nonvested options at January 1, 2009	124,394	$5.29
Options granted	6,984	3.58
Options vested	(43,471)	5.40
Options forfeited	(36,972)	5.30

Nonvested options at December 31, 2009	50,935	$4.96

     Total compensation cost related to nonvested stock options not yet recognized is $91,400, $20,300, and $1,400 for 2010, 2011 and 2012, respectively.
Employee Benefit Plans:
     The Company has adopted two savings plans, which qualify under section 401(k) of the U.S. Internal Revenue Code, covering essentially all non-bargaining and bargaining employees. Employees may elect to contribute up to 60% of eligible compensation, subject to the Employee Retirement Income Security Act of 1974 (ERISA) limitations. The Company is required to make matching contributions equal to 100% of the employee’s contribution up to 6% of the employee’s compensation. Matching contributions are made with common stock of the Company. During 2009, 2008 and 2007, the Company issued approximately 0.9 million, 0.8 million and 0.5 million shares of common stock, respectively, with a market value on the respective grant dates of $4.8 million, $6.0 million and $5.5 million, respectively, to match employees’ contributions. The Company made no cash contributions to the plans in 2009, 2008 or 2007.

NOTE 8
INCOME TAXES
     The components of the Company’s deferred tax liabilities (assets) are comprised of the following temporary differences and carry forwards at December 31, 2009 and 2008:

December 31, (in thousands)	2009	2008
Mine development costs	$80,369	$76,138
Inventory	16	1,550

Total deferred tax liabilities	80,385	77,688

Noncurrent liabilities	(9,262)	(8,829)
Property and equipment	(29,349)	(27,373)
Current liabilities	(18,145)	(18,994)
Long-term investments	(1,376)	(1,329)
Net operating loss and other carryforwards	(135,271)	(136,112)

Total deferred tax assets	(193,403)	(192,637)
Valuation allowance	113,018	114,949

Net deferred tax assets	(80,385)	(77,688)

Net deferred tax liabilities	$—	$—

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company provided a valuation allowance in 2009 and 2008 to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of the net operating loss carry forwards (NOL’s) as management considers it more likely than not that the NOL’s will not be realized based upon projected future taxable income.
     Reconcilement of the federal income tax provision at the applicable statutory income tax rate to the effective rate is as follows:

Year ended December 31, (in thousands)	2009	2008	2007
Income (loss) before income taxes	$(9,248)	$(116,975)	$(15,103)

Income tax (benefit) or expense at statutory rate of 35%	$(3,237)	$(40,941)	$(5,286)
State income tax benefit, net of federal benefit	(406)	(5,132)	(663)
Change in valuation allowance	(1,931)	46,347	5,959
Other	5,544	(306)	(10)

Net income tax benefit	$(30)	$(32)	$—

     At December 31, 2009, the Company had approximately $360 million of regular tax net operating loss carry forwards expiring during 2010 through 2029. Usage of $189 million of these net operating losses is limited to approximately $9.5 million annually as a result of the change in control of the Company that occurred in connection with the Norilsk Nickel transaction in 2003. Usage of net operating losses incurred after the change in control is not subject to this limitation.
     The Company recorded a tax benefit of $30,000 and $32,000 in 2009 and 2008, respectively, related to a refundable minimum tax credit. No cash payments for income taxes related to state tax payments were made in 2009, 2008 or 2007.
     The Company had no unrecognized tax benefits at December 31, 2009 or 2008. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax provision in the Statements of Operations and Comprehensive Income (Loss). There was no interest or penalties for the year ended December 31, 2009. The tax years subject to examination by the taxing authorities are the years ending December 31, 2008, 2007 and 2006.

NOTE 9
COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income (loss). As of December 31, 2009, such items consisted of unrealized losses on available-for-sale marketable securities. In 2008 and 2007, comprehensive income (loss) consisted of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities and available-for-sale marketable securities.
     The following summary sets forth the changes in AOCI during 2009, 2008 and 2007:

			Accumulated
	Available for		Other
	Sale	Commodity	Comprehensive
(in thousands)	Securities	Instruments	Loss
Balance at December 31, 2006	$177	$(15,780)	$(15,603)

Reclassification to earnings	—	31,669	31,669
Change in value	331	(22,422)	(22,091)

Comprehensive income	$331	$9,247	$9,578

Balance at December 31, 2007	$508	$(6,533)	$(6,025)

Reclassification to earnings	6	12,794	12,800
Change in value	(674)	(6,261)	(6,935)

Comprehensive income (loss)	$(668)	$6,533	$5,865

Balance at December 31, 2008	$(160)	$—	$(160)

Reclassification to earnings	—	—	—
Change in value	70	—	70

Comprehensive income (loss)	$70	$—	$70

Balance at December 31, 2009	$(90)	$—	$(90)

NOTE 10
SEGMENT INFORMATION
     The Company operates two reportable business segments: Mine Production and PGM Recycling. These segments are managed separately based on fundamental differences in their operations.
     The Mine Production segment consists of two business components: the Stillwater Mine and the East Boulder Mine. The Mine Production segment is engaged in the development, extraction, processing and refining of PGMs. The Company sells PGMs from mine production under long-term sales agreements, through derivative financial instruments and in open PGM markets. The financial results of the Stillwater Mine and the East Boulder Mine have been aggregated, as both have similar products, processes, customers, distribution methods and economic characteristics.
     The PGM Recycling segment is engaged in the recycling of spent catalyst material to recover the PGMs contained in the material. The Company allocates costs of the smelter and base metal refinery to both the Mine Production segment and to the PGM Recycling segment for internal and segment reporting purposes because the Company’s smelting and refining facilities support the PGM extraction of both business segments.
     The All Other group primarily consists of assets, revenues, and expenses of various corporate and support functions.

     The Company evaluates performance and allocates resources based on income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands)	Mine	PGM	All
Year ended December 31, 2009	Production	Recycling	Other	Total
Revenues	$306,892	$81,788	$5,752	$394,432
Depreciation and amortization	$70,239	$178	$—	$70,417
Interest income	$—	$786	$1,060	$1,846
Interest expense	$—	$—	$6,801	$6,801
Income (loss) before induced conversion loss	$26,873	$5,910	$(33,934)	$(1,151)
Induced conversion loss	$—	$—	$8,097	$8,097
Income (loss) before income tax benefit (provision)	$26,873	$5,910	$(42,031)	$(9,248)
Capital expenditures	$38,520	$911	$103	$39,534
Total assets	$408,146	$30,860	$285,766	$724,772

(in thousands)	Mine	PGM	All
Year ended December 31, 2008	Production	Recycling	Other	Total
Revenues	$360,364	$475,388	$19,980	$855,732
Depreciation and amortization	$82,792	$192	$—	$82,984
Interest income	$—	$6,979	$4,124	$11,103
Interest expense	$—	$1	$9,717	$9,718
Income (loss) before impairment charge	$(6,413)	$32,671	$(43,196)	$(16,938)
Impairment charge	$67,254	$25,999	$6,784	$100,037
Income (loss) before income tax benefit (provision)	$(73,667)	$6,672	$(49,980)	$(116,975)
Capital expenditures	$81,657	$306	$314	$82,277
Total assets	$448,312	$23,324	$251,393	$723,029

(in thousands)	Mine	PGM	All
Year ended December 31, 2007	Production	Recycling	Other	Total
Revenues	$331,277	$326,394	$15,365	$673,036
Depreciation and amortization	$82,396	$142	$—	$82,538
Interest income	$—	$6,684	$5,021	$11,705
Interest expense	$—	$—	$11,269	$11,269
Income (loss) before income tax benefit (provision)	$(7,843)	$26,179	$(33,439)	$(15,103)
Capital expenditures	$87,257	$382	$237	$87,876
Total assets	$516,308	$89,511	$137,511	$743,330

NOTE 11
INVESTMENTS
     The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale investment securities by major security type and class of security at December 31, are as follows:

		Gross	Gross
		unrealized	unrealized	Fair
(in thousands)	Cost	gains	losses	market value
2009

Federal agency notes	$28,102	$—	$(54)	$28,048
Commercial paper	6,500	—	(33)	6,467
Mutual funds	752	—	(3)	749

Total	$35,354	$—	$(90)	$35,264

2008

Federal agency notes	$17,926	$69	$—	$17,995
Commercial paper	998	1	—	999
Mutual funds	579	—	(230)	349

Total	$19,503	$70	$(230)	$19,343

     The mutual funds included in the investment table above are included in other noncurrent assets on the balance sheet.
NOTE 12
INVENTORIES
     For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. In order to reflect inventory costs in excess of market values, the Company, during 2009, 2008 and 2007, reduced the aggregate inventory carrying value of certain components of its in-process and finished goods inventories by $10.9 million, $16.6 million and $6.0 million, respectively.
     The costs of PGM inventories as of any date are determined based on combined production costs per ounce and include all inventoriable production costs, including direct labor, direct materials, depreciation and amortization and other overhead costs relating to mining and processing activities incurred as of such date.
     Inventories reflected in the accompanying balance sheets at December 31 consisted of the following:

(in thousands)	2009	2008
Metals inventory
Raw ore	$1,163	$1,050
Concentrate and in-process	23,985	14,892
Finished goods	45,114	35,251

	70,262	51,193
Materials and supplies	18,282	20,985

Total inventory	$88,544	$72,178

     The Company also holds in its possession materials it processes on a toll basis for customers — until the tolled material is transported to a third party refiner.

NOTE 13
EARNINGS (LOSS) PER COMMON SHARE
     No adjustments were made to reported net income (loss) in the computation of basic earnings (loss) per share or diluted earnings (loss) per share in 2009, 2008 or 2007. The Company currently has only one class of equity shares outstanding.
     Outstanding options to purchase 760,619, 888,879 and 1,058,982 weighted average shares were excluded from the computation of diluted earnings (loss) per share in 2009, 2008 and 2007 respectively, because the Company reported losses in these years and so the effect would have been antidilutive and inclusion of these options would have reduced the net loss per share.
     There was no effect of outstanding nonvested shares on diluted weighted average shares outstanding in 2009, 2008 or 2007 because the Company reported net losses in these years and inclusion of any of these shares would have reduced the net loss per share amounts.
     All shares of common stock applicable to the outstanding convertible debentures were excluded from the computation of diluted weighted average shares in 2009 and 2008 because the net effect of assuming all the debentures were converted would have been antidilutive.
NOTE 14
DEBT OBLIGATIONS
Convertible Debentures
     On March 12, 2008, the Company issued and sold $181.5 million aggregate principal amount of senior convertible debentures due March 15, 2028 (debentures). The debentures pay interest at 1.875% per annum, payable semi-annually on March 15 and September 15 of each year, and commenced on September 15, 2008. The debentures will mature on March 15, 2028, subject to earlier repurchase or conversion. Each $1,000 principal amount of debentures is initially convertible, at the option of the holders, into approximately 42.5351 shares of the Company’s common stock, at any time prior to the maturity date. The conversion rate is subject to certain adjustments, but will not be adjusted for accrued interest or any unpaid interest. The conversion rate initially represents a conversion price of $23.51 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15, 2013, March 15, 2018 and March 15, 2023, or at any time before March 15, 2028 upon the occurrence of certain events including a change in control. The Company may redeem the debentures for cash beginning on or after March 22, 2013.
     After issuance of the debentures, the Company used a portion of the proceeds to repay its term loan facility and revolving credit facility. The term loan facility and the revolving credit facility were fully repaid and terminated on March 12, 2008. Interest expense for 2008 included approximately $2.2 million for the write-off of unamortized fees associated with the termination of the credit facility. Amortization expense related to the issuance costs of the debentures was $1.0 million and $0.8 million in 2009 and 2008, respectively, and the interest expense on the debentures was $3.3 million and $2.7 million in 2009 and 2008, respectively. The Company made cash payments of $3.4 million and $1.7 million for interest on the debentures during 2009 and 2008, respectively.
     In October 2009, the Company undertook the exchange of $15 million face amount of the convertible debentures for 1.84 million shares of the Company’s common stock. The debentures so acquired have been retired, leaving $166.5 million face value of the debentures outstanding at December 31, 2009. Because the number of shares issued in this transaction exceeded the 42.5351 shares per $1,000 of face value specified in the bond indenture, the Company expensed the value of the additional shares as an “inducement loss.” Consequently, the Company recorded a loss on the exchange transaction of $8.1 million during the fourth quarter of 2009.
EXEMPT FACILITY REVENUE BONDS
     During 2000, the Company completed a $30 million offering of Exempt Facility Revenue Bonds, Series 2000, through the State of Montana Board of Investments. The bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Mine. The bonds mature on July 1, 2020, and have a stated interest rate of 8.00% with interest paid semi-annually. The bonds have an effective interest rate of 8.57%. Net proceeds from the offering were $28.7 million. The balance outstanding for the years ended December 31, 2009 and 2008 was $29.5 million and $29.4 million, respectively, which is net of unamortized discount of $0.5 million and $0.6 million, respectively.
CASH PAID FOR INTEREST
     The Company made cash payments for interest of $5.8 million, $5.4 million and $10.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.
NOTE 15
PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment at December 31 consisted of the following:

(in thousands)	2009	2008
Machinery and equipment	$52,724	$52,503
Buildings and structural components	132,007	113,990
Mine development	429,416	387,206
Land	7,069	6,403
Construction-in-progress:
Stillwater Mine	40,332	47,516
East Boulder Mine	6,776	14,085
Other	1,991	16,765

	670,315	638,468
Less accumulated depreciation and amortization	(311,449)	(245,056)

Total property, plant, and equipment	$358,866	$393,412

     The Company’s capital expenditures for the years ended December 31, were as follows:

(in thousands)	2009	2008	2007
Stillwater Mine	$26,682	$46,513	$47,864
East Boulder Mine	4,447	19,097	33,991
Other	8,405	16,667	6,021

Total capital expenditures	$39,534	$82,277	$87,876

NOTE 16
ASSET RETIREMENT OBLIGATION
     The following summary sets forth the annual changes to the Company’s asset retirement obligation in 2009, 2008 and 2007:

	Stillwater	East Boulder
(in thousands)	Mine	Mine	Total
Balance at December 31, 2006	$5,816	$2,734	$8,550

Liabilities incurred	1,222	—	1,222
Accretion expense	512	222	734
Revision of estimated cash flows	—	—	—

Balance at December 31, 2007	$7,550	$2,956	$10,506

Liabilities incurred	—	—	—
Accretion expense	644	241	885
Revision of estimated cash flows	(2,301)	(2,062)	(4,363)

Balance at December 31, 2008	$5,893	$1,135	$7,028

Liabilities incurred	—	—	—
Accretion expense	507	99	606
Revision of estimated cash flows	(645)	(780)	(1,425)

Balance at December 31, 2009	$5,755	$454	$6,209

     Revisions during 2009 and 2008 resulted from changes in estimated timing of abandonment. In 2009, the Company increased the estimated mine life of the Stillwater Mine from the year 2030 to 2032; and it increased the estimated mine life of the East Boulder Mine from the year 2055 to 2074. In 2008, the Company increased the estimated mine life of the Stillwater Mine five years; and it increased the estimated mine life of the East Boulder Mine by 15 years. In 2007, the Company recorded a $1.2 million adjustment to the future reclamation obligation at the Stillwater Mine related to an increase in the estimated reclamation costs. No adjustment to the asset retirement obligation for the East Boulder Mine was made in 2007.
     At December 31, 2009, the Company had posted surety bonds with the State of Montana in the amount of $25.8 million, and had obtained a letter of credit of $7.5 million to satisfy the current $33.3 million of financial guarantee requirements determined by the regulatory agencies. The Company anticipates these financial guarantee requirements may increase once the state finalizes its environmental impact statement which was completed in 2008. However the Company to date has not received a final environmental impact statement from the state.
NOTE 17
FAIR VALUE MEASUREMENTS
     Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2009, consisted of the following:

(in thousands)	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Mutual funds	$749	$749	$—	$—
Investments	$34,515	$34,515	$—	$—
     The fair value of mutual funds and investments, consisting of federal agency notes and commercial paper, is based on market prices which are readily available.

     The Company’s long-term investments are carried on the balance sheet at cost. The Company determined that its long-term investments, representing equity holdings in two exploration companies, were other than temporarily impaired and recorded a write-down of $0.1 million in 2009.
     The estimated fair value of the Company’s $166.5 million, 1.875% convertible debentures using Level 2 inputs was $139.0 million at December 31, 2009. The Company used its current trading data to determine the fair value of the convertible debentures. The fair value of the Company’s $30 million 8% Series 2000 exempt facility revenue bonds using Level 3 inputs was $25.6 million, at December 31, 2009. The Company used implicit interest rates of comparable unsecured obligations to calculate the fair value of the revenue bonds.
NOTE 18
RELATED PARTIES
     The Palladium Alliance International (PAI) promotes palladium in the worldwide jewelry market. Currently, the PAI receives a significant portion of its funding from the Company. In 2009, 2008 and 2007, the Company made contributions of $1.7 million, $5.2 million and $4.8 million, respectively, to PAI. These contributions are accounted for in marketing expense.
     MMC Norilsk Nickel has held a majority interest in the Company since June of 2003. As of December 31, 2009, Norilsk Nickel controlled approximately 51.5% of the Company’s outstanding common shares, as well as holding $80 million of the Company’s $166.5 million outstanding in 1.875% convertible debentures due 2028. The Company arranges certain services on behalf of Norilsk Nickel for which the Company is periodically reimbursed. Amounts due from Norilsk Nickel at December 31, 2009 and 2008 were $0.3 million and $0.2 million, respectively.
NOTE 19
COMMITMENTS AND CONTINGENCIES
     The Company manages risk through insurance coverage, credit monitoring and diversification of suppliers and customers.
REFINING AGREEMENTS
     The Company has contracted with two entities to refine its filter cake production. Even though there are a limited number of PGM refiners, the Company believes that it is not economically dependent upon any one refiner.
OPERATING LEASES
     The Company has operating leases for various office equipment and office space expiring at various dates through December 31, 2014. Total rental expense for cancelable and non-cancelable operating leases was $1.5 million, $1.8 million and $2.0 million in 2009, 2008 and 2007, respectively.

Future minimum lease payments for operating leases with terms in excess of one year are as follows:

Year ended (in thousands)	Minimum Lease Payment
2010	$303
2011	303
2012	297
2013	264
2014	233

Total	$1,400

SIGNIFICANT CUSTOMERS
     Total sales to significant customers as a percentage of total revenues for the years ended December 31 were as follows:

	2009	2008	2007
Customer A	53%	30%	33%
Customer B	21%	25%	27%
Customer C	*	13%	*
Customer D	*	11%	*

	74%	79%	60%

*	Represents less than 10% of total revenues
LABOR UNION CONTRACTS
     As of December 31, 2009, the Company had approximately 62% and 17% of its active labor force covered by collective bargaining agreements expiring on July 1, 2011 and July 1, 2012, respectively.
LEGAL PROCEEDINGS
     The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.
REGULATIONS AND COMPLIANCE
     For the past several years, the Company has been experimenting with various bio-diesel blends and modifying some of its mining practices underground in an effort to comply with much stricter Mine Safety and Health Administration (MSHA) limits on diesel particulate matter (DPM) exposure for underground miners. These new limits were delayed for a time, but they ultimately went into effect on May 20, 2008. Compliance with the revised MSHA DPM standards continues to be a challenge within the mining industry. However, as a result of its internal efforts to reduce DPM exposure, recent sampling indicates that the Company has achieved compliance with the new standards at both the East Boulder Mine and the Stillwater Mine.
     At year end, the Company believes all underground operations are in compliance with these standards through the use of blended bio-diesel fuels, post exhaust treatments, power train advances and high secondary ventilation standards. No assurance can be given that any lack of compliance in the future will not impact the Company.

NOTE 20
QUARTERLY DATA (UNAUDITED)
     Quarterly earnings data for the years ended December 31, 2009 and 2008 were as follows:

(in thousands, except per share data)	2009 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$85,818	$94,787	$112,004	$101,823
Depreciation and amortization	$17,165	$17,087	$18,549	$17,616
Operating income (loss)	$(10,539)	$5,493	$5,630	$3,141
Net income (loss)	$(11,610)	$4,240	$4,319	$(6,167)
Comprehensive income (loss)	$(11,644)	$4,321	$4,411	$(6,236)
Basic earnings (loss) per share	$(0.12)	$0.04	$0.05	$(0.07)
Diluted earnings (loss) per share	$(0.12)	$0.04	$0.05	$(0.07)

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$186,364	$233,150	$254,182	$182,036
Depreciation and amortization	$20,695	$21,795	$19,000	$21,494
Operating income (loss)	$4,580	$16,141	$(4,916)	$(134,309)
Net income (loss)	$3,137	$17,107	$(3,382)	$(133,805)
Comprehensive income (loss)	$3,225	$23,011	$(3,454)	$(133,860)
Basic earnings (loss) per share	$0.03	$0.18	$(0.04)	$(1.43)
Diluted earnings (loss) per share	$0.03	$0.18	$(0.04)	$(1.43)
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

(b)	Changes in Internal Control Over Financial Reporting.

In evaluating the registrant’s internal control over financial reporting, as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, for the quarter ended December 31, 2009, management determined that during the fourth quarter of 2009 there were no changes to the registrant’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

(c)	Internal Control Over Financial Reporting.

The Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009, and has concluded that, as December 31, 2009, the Company’s internal control over financial reporting was effective.
     The Company’s independent registered public accounting firm has issued an audit opinion on the effectiveness of the Company’s internal control over financial reporting. This report appears within Item 8 of this Annual Report on Form 10-K.
Management’s Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2009.
ITEM 9B
OTHER INFORMATION
Not Applicable
PART III
ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     With regard to directors and corporate governance, reference is made to the information set forth under the caption “Nominees for Election” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
     Set forth below is certain information concerning the individuals who were executive officers of the Company as of December 31, 2009.

Name	Age	Position
Francis R. McAllister	67	Chairman of the Board and Chief Executive Officer
Greg R. Struble	52	Executive Vice President and Chief Operating Officer
John R. Stark	57	Vice President, Human Resources, Secretary and Corporate Counsel
Gregory A Wing	60	Vice President and Chief Financial Officer
Terrell I. Ackerman	56	Vice President, General Manager East Boulder Operations
     The following are brief biographies of the Company’s executive officers and new directors:
EXECUTIVE OFFICERS
     Francis R. McAllister (age 67) was appointed Chairman of the Board and Chief Executive Officer of the Company effective February 12, 2001. Mr. McAllister was appointed a Director of the Company on January 9, 2001. Prior to his appointment to the Board, Mr. McAllister served with ASARCO Incorporated from 1966 to 1999, most recently as Chairman and Chief Executive Officer in 1999, as Chief Operating Officer from 1998 to 1999, as Executive Vice President — Copper Operations from 1993 to 1998, as Chief Financial Officer from 1982 to 1993 and in various professional and management positions from 1966 to 1982. He currently serves on the Board of Directors of Cliffs Natural Resources Incorporated, an iron ore mining Company. Mr. McAllister received his MBA from New York University, his Bachelor of Science — Finance from the University of Utah, and attended the Advanced Management Program at Harvard Business School.
     Greg R. Struble (age 52) joined Stillwater Mining Company as the Company’s Executive Vice President and Chief Operating Officer effective February 4, 2008. Mr. Struble had served previously as Project Manager for Barrick Gold Corporation’s Cortez Hills Project and Joint Venture. Prior to joining Barrick, he was General Manager of Meridian Gold’s El Peñón Mine in Chile from 2003 to 2007, where he also oversaw the final closure of the San Cristobel Mine.

From 1997 to 2003, he was General Manager and Underground General Manager of AngloGold’s Jerritt Canyon Mine in Nevada. And from 1983 to 1993, Mr. Struble served in positions of increasing responsibility with Homestake Mining Company based in South Dakota. Mr. Struble is a graduate of Michigan Technological University with a Bachelor of Science degree in Mining Engineering.
     John R. Stark (age 57) was appointed Vice President, Human Resources on September 21, 1999, and was subsequently appointed Secretary and Corporate Counsel on May 29, 2001 and July 17, 2001, respectively. In 2003, Mr. Stark assumed the duties and responsibilities of the Chief Commercial Officer (including oversight of the recycling segment). Mr. Stark has a varied background in corporate administration and human resources. He was previously with Molycorp, Inc. in 1996 as Manager of Sales and Administration; Western Mobile, Inc., an international construction material supplier, from 1992 to 1996; and with AMAX Inc. for 13 years until 1992. Mr. Stark received his Juris Doctor degree from the University of Denver School of Law and holds a Bachelor of Arts degree in economics from the University of Montana.
     Gregory A. Wing (age 60) became the Company’s Vice President and Chief Financial Officer effective March 22, 2004. Previously, Mr. Wing served as the Vice President and Chief Financial Officer of Black Beauty Coal Company from 1995 through 2003. Prior to joining Black Beauty, Mr. Wing was with The Pittsburg and Midway Coal Mining Company, a subsidiary of Chevron Corporation, as Manager of Financial Planning and Analysis. From 1986 to 1989, he was employed by Chevron Corporation as Senior Analyst in Corporation Planning, and from 1980 to 1986, he was with Arabian American Oil Company in Dhahran, Saudi Arabia. Mr. Wing received a Bachelor of Arts in Physics and an M.B.A in Accounting and Finance, both from the University of California at Berkeley.
     Terrell I. Ackerman (age 56) is currently Vice President, General Manager – East Boulder Mine Operations. Mr. Ackerman joined the Company in March 2000 as Director of Corporate Planning after 2 years as an independent consultant. During 1998 and 1999, Mr. Ackerman conducted feasibility studies, operational and mine planning reviews for various underground operations. Prior to this time, Mr. Ackerman was VP and General Manager of BHP Copper’s San Manuel Operation in Arizona. Mr. Ackerman held increasing roles of accountability for Magma Copper Company starting as an underground engineer in training in 1976. Mr. Ackerman received a Bachelor of Science degree in Mine Engineering from the University of Idaho College of Mines.
     For information concerning the Company’s executive officers, reference is made to the information set forth under the caption “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
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
New Directors of the Company
     Michael S. Parrett was elected to the Company’s board of directors on May 7, 2009. Mr. Parrett has been an independent consultant since 2002. During 2003, 2004 and the first quarter of 2005 Mr. Parrett served as a financial consultant to the Stillwater Mining Company. From 1990-2001 he was Chief Financial Officer, President of Rio Algom and Chief Executive of Billiton Base Metals. From 1983-1989 Mr. Parrett performed various financial functions, including Controller, CFO, Treasurer, Controller Marketing and Director Internal Audit at Falconbridge Limited. He has served as a chairman at Gabriel Resources since December 2005 and on the Board of Directors of Fording Coal Limited from 2003 to 2008 and Pengrowth Corporation since 2004. Mr. Parrett is a Chartered Accountant and received his Bachelor of Arts from York University.

     Mark V. Sander, a nominee of Norimet Limited was elected to the Company’s board of directors on August 5, 2009. Mr. Sander brings to the Company’s board extensive experience in mining and natural resources. He holds a PhD in Ore Deposits and Exploration from Stanford University.
     Ajay Paliwal, a nominee of Norimet Limited was elected to the Company’s board of directors on September 21, 2009. Mr. Paliwal is a chartered accountant based in the United Kingdom. He is a founder of Jiva Capital, a firm dedicated to private equity investment and consulting services in the global mining and metals sector. Until August 2008 Mr. Paliwal was Group Deputy CFO of Vedanta Resources plc and between 2002 and 2005 he led Ernst & Young’s UK mining transaction business. Prior to that, Mr. Paliwal spent eleven years at PricewaterhouseCoopers. He holds a BEng (Hons) in Chemical Engineering from the University College of London.
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
     Pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, the Company’s chief executive officer submitted a certification, dated June 1, 2009, that to his knowledge, as of such date, the Company was not in violation of any NYSE listing standards.
ITEM 11
EXECUTIVE COMPENSATION
     Reference is made to the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
     Reference is made to the information set forth under the caption “Security Ownership of Principal Stockholders and Management” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Reference is made to the information set forth under the caption “Certain Relationships and Related Transactions and Director Independence” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
ITEM 14
PRINCIPAL ACCOUNTING FEES AND SERVICES
     Reference is made to the information set forth under the caption “Principal Accounting Fees and Services” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

PART IV
ITEM 15
EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this Form 10-K
1.	Financial Statements and Supplementary Data
2.	Financial Statement Schedules (not applicable)
(b)	See Exhibit Index below

(c)	Not applicable

EXHIBITS

Number	Description
2.1	Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the “1994 S-1”)).

3.1	Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

3.2	Amended and Restated By-Laws of Stillwater Mining Company, (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on December 29, 2004).

4.1	Form of Indenture, dated April 29, 1996, between Stillwater Mining Company and Colorado National Bank with respect to the Company’s 7% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated April 29, 1996).

4.2	Rights Agreement, dated October 26, 1995 (incorporated by reference to Form 8-A, filed on October 30, 1995).

4.3	Amendment No. 1, dated as of November 20, 2002, to the Rights Agreement between Stillwater Mining Company and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, dated November 21, 2002).

10.2	Mining and Processing Agreement, dated March 16, 1984 regarding the Mouat family; and Compromise of Issues Relating to the Mining and Processing Agreement (incorporated by reference to Exhibit 10.8 to the 1994 S-1).

10.3	Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.4	Palladium Sales Agreement, made as of August 13, 1998, between Stillwater Mining Company and Ford Motor Company (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated July 21, 1998).

10.5	Palladium and Platinum Sales Agreement, made as of August 17, 1998, between Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated July 21, 1998).

10.7	Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.8	Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001 (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2001).

10.9	First Amendment Agreement to Palladium Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated October 27, 2000 (incorporated by reference to Exhibit 10.20 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.10	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 27, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 2001) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.11	First Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.12	Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.13	Second Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated February 14, 2001 (incorporated by reference to Exhibit 10.24 of the Registrant’s 2001 10-K).

Number	Description
10.14	Employment Agreement between Greg R. Struble and Stillwater Mining Company, dated February 4, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 11, 2008).

10.15	2008 Restricted Stock Unit Agreement between Greg R. Struble and Stillwater Mining Company, dated February 4, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 11, 2008).

10.16	Third Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated March 13, 2002 (incorporated by reference to Exhibit 10.33 of the Registrant’s 2002 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).
10.17	Employment Agreement between Terrell I. Ackerman and Stillwater Mining Company dated May 8, 2002 (incorporated by reference to Exhibit 10.34 of the Registrant’s 2002 10-K).

10.18	Amended and Restated General Employee Stock Plan, dated October 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2003).
10.19	Employment Agreement between Stephen A. Lang and Stillwater Mining Company dated September 1, 2003 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.20	Stock Purchase Agreement between Stillwater Mining Company and MMC Norilsk Nickel and Norimet Ltd. dated June 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 8-K, dated June 23, 2003).
10.21	Registration Rights Agreement, Stillwater Mining Company and Norimet Ltd. dated June 23, 2003. (incorporated by reference to Exhibit 10.2 to the Form 8-K dated June 23, 2003).

10.23	Palladium Sales Agreement, made as of March 3, 2004, among Stillwater Mining Company and Engelhard Corporation (incorporated by reference to Exhibit 10.39 to the Form 10-K filed on March 15, 2004(portions of this agreement have been omitted pursuant to a confidential treatment request).

10.24	Employment Agreement between Gregory A. Wing and Stillwater Mining Company dated as of March 22, 2004 (incorporated by reference to Exhibit 10.40 to the Form 10-K filed on March 15, 2004).

10.25	Articles of Agreement between Stillwater Mining Company (East Boulder) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 2002 (incorporated by reference to Exhibit 10.41 to the Form 10-K filed on March 15, 2004).

10.26	Amendment No. 1 to Stockholders Agreement, dated as of March 19, 2004, made by and among Stillwater Mining Company and MMC Norilsk Nickel (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on May 7, 2004).

10.28	Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) Paper, Allied Industrial, Chemical and Energy Workers International Union, ratified July 19, 2004 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 5, 2004).

10.29	Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 5, 2004).

10.30	Fourth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated February 20, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.31	Fifth Amendment to Palladium and Platinum Sales Agreement between Stillwater Mining Company and Ford Motor Company, dated May 4, 2004 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.33	Contract between Stillwater Mining Company and USW International Union, Local 1, East Boulder Unit, effective July 10, 2005 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 8, 2005).

10.34	409A Nonqualified Deferred Compensation Plan, (incorporated by reference to exhibit 10.34 to the Form 10-K filed on March 16, 2006).

10.35	2004 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 29, 2004).

10.36	409A Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form-8K dated May 9, 2005).

10.37	Amendment No. 1 to Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd., dated January 31, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 3, 2006).

Number	Description
10.38	Amendment No. 2 and Waiver to Credit Agreement, dated August 3, 2004, between Stillwater Mining Company and TD Securities (USA), Ltd., dated November 5, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 8, 2007).

10.39	Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) and United Steel Workers (USW) Local 11-0001, ratified July 16, 2007 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 7, 2007).

10.40	Supplemental Memorandum of Understanding between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) and United Steel Workers (USW) Local 11-0001, ratified September 4, 2007 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007).

10.41	Third Amendment Agreement to Palladium and Platinum Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated August 8, 2007 (portions of the agreement have been omitted pursuant to a confidential treatment request), (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on November 6, 2007).

10.42	Palladium and Rhodium Sales Agreement, made as of August 8, 2007, between Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request), (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 6, 2007).

10.43	First Amendment Agreement to Palladium and Rhodium Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated December 9, 2008 (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.43 to the Form 10-K filed on March 16, 2009).

10.44	Memorandum of Understanding between Stillwater Mining Company East Boulder Operation and United Steel Workers International Union, Local 11-001, East Boulder Unit, dated December 1, 2008 (incorporated by reference to Exhibit 10.44 to the Form 10-K filed on March 16, 2009).

10.45	Form of 1.875% Convertible Senior Note due 2028 (incorporated by reference to Exhibit 4.2 to the Registrant’s form 8-K, dated March 14, 2008).

10.46	Amendment No. 1 to Stockholders Agreement, dated March 10, among Stillwater Mining Company, MMC Norilsk Nickel, and Norimet Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s form 8-K, dated March 14, 2008).

10.47	Indenture, dated as of March 12, 2008, among Stillwater Mining Company, Law Debenture Trust Company of New York, and Deutsche Bank Trust Company Americas. (incorporated by reference to Exhibit 4.1 to the Registrant’s form 8-K, dated March 14, 2008).

10.48	Registration Rights Agreement, dated as of March 12, 2008, between Stillwater Mining Company and Deutsche Bank. (incorporated by reference to Exhibit 4.3 to the Registrant’s form 8-K, dated March 14, 2008).

10.49	Amended and Restated Secondary Materials Processing Agreement, dated as of June 7, 2005, among Stillwater Mining Company and Power Mount Incorporated (incorporated by reference to Exhibit 10.1 to the Registrant’s form 8-K, dated December 9, 2008) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.50	Purchase Agreement, Stillwater Mining Company and Deutsche Bank, dated March 6, 2008. (incorporated by reference to Exhibit 99.1 to the Registrant’s form 8-K, dated March 7, 2008).

10.51	Second Amendment Agreement to Palladium and Rhodium Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated March 5, 2009 (portions of the agreement have been omitted pursuant to a confidential treatment request), (incorporated by reference to Exhibit 10.1 to the form 10-Q filed on August 7, 2009).

18.1	Preferability letter from KPMG LLP dated March 30, 2005. (incorporated by reference to Exhibit 18.1 to the Form 10-K filed on March 31, 2005).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc. (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, (filed herewith).

32.1	Section 1350 Certification, (filed herewith).

32.2	Section 1350 Certification, (filed herewith).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STILLWATER MINING COMPANY (“Registrant”)
Dated: February 26, 2010	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Francis R. McAllister	February 26, 2010
Francis R. McAllister
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Gregory A. Wing	February 26, 2010
Gregory A. Wing
Vice President and Chief Financial Officer
(Principal Accounting Officer)

/s/ Craig L. Fuller	February 26, 2010
Craig L. Fuller, Director

/s/ Patrick M. James	February 26, 2010
Patrick M. James, Director

/s/ Steven S. Lucas	February 26, 2010
Steven S. Lucas, Director

/s/ Mark V. Sander	February 26, 2010
Mark V. Sander, Director

/s/ Sheryl K. Pressler	February 26, 2010
Sheryl K. Pressler, Director

/s/ Ajay Paliwal	February 26, 2010
Ajay Paliwal, Director

/s/ Michael S. Parrett	February 26, 2010
Michael S. Parrett, Director

/s/ Michael Schiavone	February 26, 2010
Michael Schiavone, Director