Form 10-Q
period 2010-03-31
STILLWATER MINING CO /DE/
filed 2010-05-05
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
At April 29, 2010 the Company had outstanding 97,729,290 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
Stillwater Mining Company
Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share data)

	Three months ended
	March 31,
	2010	2009
Revenues

Mine production	$95,199	$62,313
PGM recycling	33,650	21,473
Other	4,622	2,032

Total revenues	133,471	85,818

Costs and expenses
Costs of metals sold
Mine production	57,863	49,860
PGM recycling	30,995	20,369
Other	4,622	2,027

Total costs of metals sold	93,480	72,256

Depletion,depreciation and amortization
Mine production	18,457	17,120
PGM recycling	44	45

Total depletion, depreciation and amortization	18,501	17,165

Total costs of revenues	111,981	89,421

Marketing	468	841
General and administrative	6,421	5,841
Loss on long-term investments	—	119
(Gain)/loss on disposal of property, plant and equipment	(217)	205

Total costs and expenses	118,653	96,427

Operating income (loss)	14,818	(10,609)

Other income (expense)
Other	6	—
Interest income	401	658
Interest expense	(1,633)	(1,729)

Income (loss) before income tax provision	13,592	(11,680)

Income tax provision	(233)	—

Net income (loss)	$13,359	$(11,680)

Other comprehensive loss	(194)	(34)

Comprehensive income (loss)	$13,165	$(11,714)

Weighted average common shares outstanding
Basic	97,041	93,877
Diluted	98,117	93,877

Basic earnings (loss) per share

Net income (loss)	$0.14	$(0.12)

Diluted earnings (loss) per share

Net income (loss)	$0.14	$(0.12)

See accompanying notes to financial statements

Stillwater Mining Company
Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$155,135	$166,656
Investments, at fair market value	65,480	34,515
Inventories	95,460	88,967
Trade receivables	7,130	2,073
Deferred income taxes	19,230	18,130
Other current assets	7,186	8,680

Total current assets	349,621	319,021

Property, plant and equipment (net of $328,807 and $311,449 accumulated depletion, depreciation and amortization)	351,434	358,866
Restricted cash	38,070	38,045
Other noncurrent assets	9,302	9,263

Total assets	$748,427	$725,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,545	$8,901
Accrued compensation and benefits	25,829	26,481
Property, production and franchise taxes payable	9,434	10,405
Other current liabilities	4,177	3,689

Total current liabilities	51,985	49,476

Long-term debt	195,985	195,977
Deferred income taxes	19,230	18,130
Accrued workers compensation	5,611	4,737
Asset retirement obligation	6,339	6,209
Other noncurrent liabilities	6,091	3,855

Total liabilities	$285,241	$278,384

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 97,681,577 and 96,732,185 shares issued and outstanding	977	967
Paid-in capital	678,069	674,869
Accumulated deficit	(215,576)	(228,935)
Accumulated other comprehensive loss	(284)	(90)

Total stockholders’ equity	463,186	446,811

Total liabilities and stockholders’ equity	$748,427	$725,195

See accompanying notes to financial statements

Stillwater Mining Company
Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$13,359	$(11,680)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,501	17,165
Lower of cost or market inventory adjustment	—	5,485
Loss on long-term investments	—	119
(Gain)/loss on disposal of property, plant and equipment	(217)	205
Asset retirement obligation	130	147
Stock issued under employee benefit plans	1,276	1,380
Amortization of debt issuance costs	245	264
Share based compensation	1,690	1,245

Changes in operating assets and liabilities:
Inventories	(6,935)	106
Trade receivables	(5,057)	1,217
Accrued compensation and benefits	(659)	(586)
Accounts payable	3,644	(2,980)
Property, production and franchise taxes payable	1,265	665
Workers compensation	874	(962)
Restricted cash	(25)	—
Other	1,672	1,473

Net cash provided by operating activities	29,763	13,263

Cash flows from investing activities
Capital expenditures	(10,727)	(12,156)
Proceeds from disposal of property, plant and equipment	265	25
Purchases of investments	(44,046)	(3,986)
Proceeds from maturities of investments	12,973	11,874

Net cash used in investing activities	(41,535)	(4,243)

Cash flows from financing activities
Issuance of common stock	251	—

Cash and cash equivalents
Net increase (decrease)	(11,521)	9,020
Balance at beginning of period	166,656	161,795

Balance at end of period	$155,135	$170,815

See accompanying notes to financial statements

Stillwater Mining Company
Notes to Financial Statements
(Unaudited)
NOTE 1
GENERAL
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of March 31, 2010, and the results of its operations and its cash flows for the three- month periods ended March 31, 2010 and 2009. The results of operations for the three- month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements in this quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.
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
     The Company evaluates subsequent events through the date the financial statements are issued. No subsequent events were identified that required additional disclosure in the financial statements through the date of this filing.
NOTE 2
CHANGE IN INVENTORY COST METHOD FOR RECYCLING INVENTORY
     On January 1, 2010, the Company elected to change its method of valuing its recycling inventory to the lot specific (specific identification) cost method, whereas in all prior fiscal periods the Company’s recycling inventory was valued using the average cost method. The new method of accounting for recycling inventory is deemed preferable as the lot specific cost method better matches revenue and expense as the Company acquires raw catalytic material in specific lots from third parties and processes each of these specific lots for delivery to specific customers at predetermined margins.
     Under the average cost method, acquisition costs and processing costs for all recycling material were blended together resulting in an average cost per ounce of recycled material. Under the lot specific cost method, the actual acquisition costs and processing costs for each specific lot of recycled material purchased and processed will be matched with the actual revenue earned for each specific lot of recycled material.
     The Company has applied the lot specific cost method retrospectively and for comparative purposes, has restated its effect on the first quarter 2009 financial statements. The cumulative effect of the accounting change for all prior periods through March 31, 2009 was an increase in cost of sales of $0.2 million and for the first quarter of 2009 the effect was an increase in cost of sales of $70,000. The effect of the accounting change, including its effect on prior periods has been disclosed separately in a Form 8-K filed with the Securities and Exchange Commission on May 5, 2010.
NOTE 3
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
     The Company has a sales agreement with Ford Motor Company covering a portion of production from the mines, that contains guaranteed floor and ceiling prices for metal delivered. Metal sales under the agreement when not affected by the guaranteed floor or ceiling prices, are priced at a slight discount to market. Under this sales agreement, the Company currently has committed 80% of its palladium production and 70% of its platinum production from mining through December 31, 2010. None of the Company’s platinum or palladium production after 2010 is currently committed.
     The agreement contains termination provisions that allow the purchaser to terminate in the event the Company breaches certain provisions of the agreement and the Company does not cure the breach within specified periods ranging from 10 to 30 days of notice.
PGM Recycling
     The Company purchases spent catalyst materials from third parties and processes these materials in its facilities in Columbus, Montana to recover palladium, platinum and rhodium for sale. It also accepts material supplied from third parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company has entered into sourcing arrangements for catalyst material with several suppliers. Under these sourcing arrangements as currently structured, the Company in some cases may advance cash against a shipment of material prior to actually receiving the physical shipment. These advances are included in Other assets on the Company’s balance sheet until such time as the material has been physically received and title has transferred to the Company. The Company holds a security interest in materials procured by its largest supplier but not received by the Company. Once the material is physically received and title has transferred, the associated advance is reclassified from Other assets into Inventories. Finance charges collected on advances and inventories prior to being earned are included in Other current liabilities on the Company’s balance sheet. Finance charges are reclassed from Other current liabilities to Interest income ratably from the time the advance was made until the outturn date of the inventory.
     At the same time the Company purchases material for recycling, it typically enters into a fixed forward contract for future delivery of the PGMs contained in the material at a price consistent with the purchase cost of the recycled material. The contract commits the Company to deliver finished metal on a specified date that normally corresponds to the expected out-turn date for the metal from the final refiner. The purpose of this arrangement is to eliminate the Company’s exposure to fluctuations in market prices during processing, but it also creates an obligation to deliver metal in the future that could be subject to operational risks. If the Company were unable to complete the processing of the recycled material by the contractual delivery date, it could be required to purchase substitute finished metal in the open market to cover its commitments, and then would bear the cost (or benefit) of any change in the market price relative to the price stipulated in the delivery contract.
Other
     The Company makes other open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $4.6 million and $2.0 million for PGMs that were purchased in the open market and re-sold for the three months ended March 31, 2010 and 2009, respectively. Approximately 10,000 ounces and 9,600 ounces of palladium were bought and re-sold at cost in the first quarter of each year, respectively.
Total Sales
     Total sales to significant customers as a percentage of total revenues for the three- month periods ended March 31, 2010 and 2009 were as follows:

	Three months ended
	March 31,
	2010	2009
Customer A	54%	52%
Customer B	21%	22%
Customer C *	—	12%

	75%	86%

*	Represents total sales to General Motors Corporation
NOTE 4
DERIVATIVE INSTRUMENTS
     The Company uses various derivative instruments to manage its exposure to changes in interest rates and PGM market commodity prices. Some of these derivatives are designated as hedges. Because the Company hedges only with instruments that have a high correlation with the value of the underlying exposures, changes in the derivatives’ fair value are expected to be offset by changes in the value of the hedged transaction.
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
Mine Production
     At present the Company has not entered into derivative instruments to hedge its mined production.
PGM Recycling
     The Company enters into fixed forward sales relating to PGM recycling of catalyst materials. The metals from PGM recycled materials are sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. All of these fixed forward sales contracts open at March 31, 2010, will settle at various periods through September 2010. During the first quarter of 2009, the Company entered into fixed forward contracts to purchase approximately 2,800 platinum ounces to satisfy fixed forward sales contracts settling in the second quarter of 2009 due to a supplier’s inability to deliver catalyst material as contracted. These fixed forward purchase commitments did not qualify under the normal purchase provision and the Company did not designate the contracts as cash flow hedges. The Company recognized total gains of $243,000 and total losses of $47,000 resulting in a net gain of $196,000 on these open market purchases. In comparison to first quarter 2009, no corresponding fixed forward purchase commitments were entered into in the first quarter of 2010 due to a supplier’s inability to deliver catalyst material as contracted. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. As of March 31, 2010, no such margin deposits were outstanding or due.
     From time to time, the Company also enters into financially settled forward contracts on recycled materials for which it hasn’t entered into a fixed forward sale. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal on a specific future date. No financially settled forward contracts were entered into during the first quarter of 2010. The Company generally has not designated these contracts as cash flow hedges, so they are marked to market at the end of each accounting period. The change in the fair value of the derivatives is reflected in the income statement.
     The following is a summary of the Company’s commodity derivatives as of March 31, 2010:
PGM Recycling:
Fixed Forwards

	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price
Second Quarter 2010	14,019	$1,550	16,780	$441	3,430	$2,522
Third Quarter 2010	2,398	$1,608	2,176	$464	640	$2,526
The Following is the Effect of Derivative Instruments on the Statements of Operations and Comprehensive
Income (Loss)
for the periods ended March 31,

(in thousands)
Derivatives Not Designated as	Location of Gain or (Loss)	Amount of Gain or (Loss)
Cash Flow Hedges	Recognized in Income	Recognized in Income
		2010	2009
Fixed forward contracts	PGM recycling revenue	$—	$243

Fixed forward contracts	PGM recycling revenue	$—	$(47)
Fair Value of Derivative Instruments

(in thousands)	Asset Derivatives			Liability Derivatives
As of March 31,	Balance
Derivatives Designated as	Sheet			Balance Sheet
Cash Flow Hedges	Location	Fair Value		Location	Fair Value
		2010	2009		2010	2009
Fixed forward contracts		$—	$—	Other current liabilities	$—	$(196)
NOTE 5
SHARE-BASED PAYMENTS
Stock Plans
     The Company sponsors stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. The Company has options outstanding under three separate plans: the 1994 Incentive Plan, the General Plan and the 2004 Equity Incentive Plan. During 2004, the 1994 Incentive Plan was terminated and in early 2008, the General Plan was terminated. While no additional options may be issued under these two plans, options issued under the 1994 Incentive Plan and the General Plan remain outstanding. Authorized shares of common stock have been reserved for options that were issued prior to the expiration of the 1994 Incentive Plan and the General Plan. At inception, approximately 7,801,000 shares of common stock were authorized for issuance under the Plans, including approximately 5,250,000, 1,400,000 and 1,151,000 shares authorized for the 2004 Equity Incentive Plan, the General Plan and the 1994 Incentive Plan,

respectively. Options for approximately 1,623,000 shares were available and reserved for grant under the 2004 Equity Incentive Plan as of March 31, 2010.
     The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise price, exercise period, vesting period and all other terms of instruments issued under the Plans. Directors’ options vest over a six-month period after date of grant. Employees’ options vest ratably over a three-year period after date of grant. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. The Company received $0.3 million in cash from the exercise of stock options in the three- month period ended March 31, 2010. No stock options were exercised in the three- month period ended March 31, 2009.
Stock Options
     The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant using a Black-Scholes option pricing model. Stock option grants to employees generally vest in annual installments over a three year period. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture, but does not recapture expense taken previously. The compensation expense, recorded in general and administrative expense, related to the fair value of stock options during the three- month periods ended March 31, 2010 and 2009 was $38,000 and $83,000, respectively. Total compensation cost related to nonvested stock options not yet recognized is approximately $74,700, $32,300, $6,200 and $600 for the remaining nine months of 2010 and for years 2011, 2012 and 2013, respectively.
Nonvested Shares
     Nonvested shares granted to non-management directors, certain members of management and other employees as of March 31, 2010 and 2009 along with the related compensation expense are detailed in the following table:

				Compensation Expense
		Nonvested	Market	Three months ended
		Shares	Value on	March 31,
Grant Date	Vesting Date	Granted	Grant Date	2010		2009
April 27, 2006	April 27, 2009	288,331	$4,731,512	$—		$316,143
February 22, 2007	February 22, 2010	426,514	$5,433,788	$234,618	(1)	$341,520	(1)
February 4, 2008	February 4, 2011	16,741	$225,000	$18,828		$18,828
March 6, 2008	March 6, 2011	287,592	$5,283,065	$427,296	(1)	$416,356	(1)
December 9, 2008	June 9, 2009	12,987	$40,000	$—		$20,000
January 6, 2009	July 26, 2009	9,852	$40,000	$—		$14,285
March 14, 2009	March 14, 2012	642,000	$1,964,520	$163,625		$32,264
April 16, 2009	March 14, 2012	328,819	$1,624,366	$139,403	(1)	$—
April 16, 2009	March 14, 2010	375,404	$1,854,496	$369,223	(1)	$—
August 5, 2009	February 5, 2010	5,857	$40,000	$7,827		$—
September 21, 2009	March 21, 2010	5,070	$40,000	$17,680		$—
February 18, 2010	February 18, 2013	604,775	$7,106,106	$263,677		$—

Total compensation expense of nonvested shares				$1,642,177		$1,159,396

(1)	Compensation expense in the first quarter of 2010 was reduced by approximately $21,000 for forfeiture of approximately 4,000 nonvested shares granted in 2009, 2008 and 2007 to certain members of management and other employees who terminated employment in the first quarter of 2010. Compensation expense in the first quarter of 2009 was reduced by approximately $34,900 for forfeiture of approximately 5,100 nonvested shares granted in 2008 and 2007 to certain members of management and other employees who terminated employment in the first quarter of 2009.

NOTE 6
INCOME TAXES
     The Company determines income taxes using the asset and liability approach which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. At March 31, 2010, the Company has net operating loss carryforwards (NOLs), which expire at various times in years 2010 through 2030. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers, more likely than not, will not be realized. The Company recognized an income tax provision for the first quarter of 2010 of $0.2 million. No income tax provision was recognized for the quarter ended March 31, 2009. Changes in the Company’s net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.
     As of March 31, 2010 and 2009, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax provision in the Statements of Operations and Comprehensive Income (Loss). There was no interest or penalties for the three months ended March 31, 2010 and 2009. The tax years subject to examination by the taxing authorities are the years ending December 31, 2009, 2008, 2007 and 2006.
NOTE 7
COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income (loss). As of March 31, 2010 and 2009, such items consisted of unrealized losses on available-for-sale marketable securities.
     The following summary sets forth the changes in Accumulated other comprehensive income (loss) in stockholders’ equity for the first three months of 2010 and 2009:

(in thousands)	Accumulated Other
Three months ended March 31, 2010	Comprehensive Income (Loss)
Balance at December 31, 2009	$(90)

Reclassification to earnings	—
Change in value	(194)

Comprehensive income (loss)	$(194)

Balance at March 31, 2010	$(284)

(in thousands)	Accumulated Other
Three months ended March 31, 2009	Comprehensive Income (Loss)
Balance at December 31, 2008	$(160)

Reclassification to earnings	—
Change in value	(34)

Comprehensive income (loss)	$(34)

Balance at March 31, 2009	$(194)

NOTE 8
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
     In October 2009, the Company undertook the exchange of $15 million face amount of the convertible debentures for 1.84 million shares of the Company’s common stock. The debentures so acquired were retired, leaving $166.5 million face value of the debentures outstanding as of March 31, 2010.
     Amortization expense related to the issuance costs of the debentures was $234,000 and $254,600 for the three- month periods ended March 31, 2010 and 2009, respectively and the interest expense on the debentures was $780,500 and $850,800 for the same periods, respectively. The Company made cash payments of $1.6 million and $1.7 million for interest on the debentures during the first quarter of 2010 and 2009, respectively.
NOTE 9
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
     The Company evaluates performance and allocates resources based on income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands)	Mine	PGM	All
Three months ended March 31, 2010	Production	Recycling	Other	Total

Revenues	$95,199	$33,650	$4,622	$133,471
Depreciation and amortization	$18,457	$44	$—	$18,501
Interest income	$—	$288	$113	$401
Interest expense	$—	$—	$1,633	$1,633
Income (loss) before income taxes	$19,096	$2,899	$(8,403)	$13,592
Capital expenditures	$9,405	$1,259	$63	$10,727
Total assets	$399,760	$39,896	$308,771	$748,427

(in thousands)	Mine	PGM	All
Three months ended March 31, 2009	Production	Recycling	Other	Total

Revenues	$62,313	$21,473	$2,032	$85,818
Depreciation and amortization	$17,120	$45	$—	$17,165
Interest income	$—	$137	$521	$658
Interest expense	$—	$—	$1,729	$1,729
Income (loss) before income taxes	$(4,872)	$1,192	$(8,000)	$(11,680)
Capital expenditures	$12,115	$—	$41	$12,156
Total assets	$433,309	$11,523	$265,562	$710,394
NOTE 10
INVENTORIES
     For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. No adjustments were made to the inventory value in the first quarter of 2010. In accounting for inventory costs that exceeded market values, the Company, during the first quarter of 2009, reduced the aggregate inventory carrying value of certain components of its in-process and finished goods inventories by $5.5 million for inventory associated with mine production.
     The costs of mined PGM inventories as of any date are determined based on combined production costs per ounce and include all inventoriable production costs, including direct labor, direct materials, depreciation and amortization and other overhead costs relating to mining and processing activities incurred as of such date.
     The costs of recycled PGM inventories as of any date are determined based on the acquisition cost of the recycled material and include all inventoriable processing costs, including direct labor, direct materials and third party refining costs which relate to the processing activities incurred as of such date.
     Inventories reflected in the accompanying balance sheets consisted of the following:

	March 31,	December 31,
(in thousands)	2010	2009
Metals inventory
Raw ore	$2,036	$1,163
Concentrate and in-process	34,624	23,985
Finished goods	40,857	45,537

	77,517	70,685
Materials and supplies	17,943	18,282

Total inventory	$95,460	$88,967

NOTE 11
EARNINGS (LOSS) PER COMMON SHARE
     Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised or vested and the Company’s convertible debt was converted. No adjustments were made to reported net income (loss) in the computation of basic earnings (loss) per share or diluted earnings (loss) per share in the first quarter of 2010 or 2009. The Company currently has only one class of equity shares outstanding.
     Outstanding options to purchase 45,491 shares were included in the computation of diluted earnings per share in the three- month period ended March 31, 2010. Outstanding options to purchase 520,848 of weighted shares of common stock were excluded from the computation of diluted earnings per share for the three- month period ended March 31, 2010, because the market price was lower than the exercise price, and therefore the effect would have been antidilutive. All of the outstanding options to purchase shares were excluded from the computation of diluted earnings (loss) per share in the first quarter of 2009 because the Company reported a net loss and so the effect would have been antidilutive and inclusion of these options would have reduced the net loss per share.
     The effect of outstanding nonvested shares was to increase diluted weighted average shares outstanding by 1,030,105 shares for the three- month period ended March 31, 2010. There was no effect of outstanding nonvested shares on diluted weighted average shares outstanding in the first quarter of 2009 because the Company reported a net loss and inclusion of any of these shares would have reduced the net loss per share amounts.
     All shares of common stock applicable to the outstanding convertible debentures were excluded from the computation of diluted weighted average shares in the first quarter of 2010 and 2009 because the net effect of assuming all the debentures were converted would have been antidilutive.
NOTE 12
REGULATIONS AND COMPLIANCE
     For the past several years, the Company has been experimenting with various bio-diesel blends and modifying some of its mining practices underground in an effort to comply with much stricter Mine Safety and Health Administration (MSHA) limits on diesel particulate matter (DPM) exposure for underground miners. These new limits were delayed for a time, but they ultimately went into effect on May 20, 2008. Compliance with the revised MSHA DPM standards continues to be a challenge within the mining industry. However, as a result of its internal efforts to reduce DPM exposure, sampling indicates that the Company has achieved compliance with the new standards at both the East Boulder Mine and the Stillwater Mine.
     At March 31, 2010, the Company believes all underground operations are in compliance with these standards through the use of blended bio-diesel fuels, post exhaust treatments, power train advances and high secondary ventilation standards. No assurance can be given that any lack of compliance will not impact the Company in the future.
     Nitrogen concentrates in groundwater have been elevated above background levels at both the Stillwater Mine and the East Boulder Mine as a result of operational activities and discharges currently authorized under permit. Noncompliance with standards have occurred in some instances and are being addressed by the Company through action plans approved by the appropriate federal and state regulatory agencies. In view of its good-faith efforts to comply and progress to date in implementing remedial and advanced treatment technologies, the Company does not believe that failure to be in strict compliance will have a material adverse effect on the Company’s financial position, results of operations and cash flows.

NOTE 13
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
     Financial assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and 2009, consisted of the following:

(in thousands)		Fair Value Measurements
At March 31, 2010	Total	Level 1	Level 2	Level 3
Mutual funds	$821	$821	$—	$—
Investments	$65,480	$—	$65,480	$—

(in thousands)		Fair Value Measurements
At March 31, 2009	Total	Level 1	Level 2	Level 3
Mutual funds	$412	$412	$—	$—
Investments	$10,991	$—	$10,991	$—
     The fair value of mutual funds and investments is based on market prices which are readily available. Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive income (loss).
     Financial assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2010, consisted of the following:

		Fair Value Measurements
(in thousands)	Total	Level 1	Level 2	Level 3
Convertible debentures	$155,844	$—	$155,844	$—
Exempt facility revenue bonds	$26,229	$—	$—	$26,229
     The fair value of the Company’s $166.5 million 1.875% convertible debentures was $155.8 million at March 31, 2010. The fair value of the Company’s $30 million 8% Series 2000 exempt facility industrial revenue bonds was $26.2 million at March 31, 2010. The Company used implicit interest rates of comparable unsecured obligations to calculate the fair value of the revenue bonds at March 31, 2010. The Company used its current trading data to determine the fair value of the convertible debentures at March 31, 2010.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The commentary that follows should be read in conjunction with the financial statements included in this quarterly report and with information provided in the Company’s 2009 Annual Report on Form 10-K.
Overview
     Stillwater Mining Company (the “Company”) is a Delaware corporation, headquartered in Columbus, Montana and listed on the New York Stock Exchange under the symbol SWC. The Company mines, processes, refines and markets palladium and platinum ores from two underground mines situated within the J-M Reef, an extensive trend of PGM mineralization located in Stillwater and Sweet Grass Counties in south central Montana. Ore produced from each of the mines is crushed and concentrated in a mill at each mine site and then the concentrates are trucked to the Company’s smelting and refining complex. The Company’s smelting and refining complex in Columbus, Montana processes mine concentrates and recycles spent catalyst materials received from third parties. A portion of the recycling material is purchased for the Company’s own account and the balance is toll processed on behalf of others. The finished product of the refinery is a PGM-rich filter cake. The filter cake is shipped to third parties for final refining into finished metal.
     For the first quarter of 2010, the Company reported net income of $13.4 million, or $0.14 per share, compared to a net loss of $11.7 million, or $0.12 per share, in the first quarter 2009. Much of the difference is attributable to higher metal prices in 2010 – the combined average sales realization per mined ounce for platinum and palladium was $644 in the first quarter of 2010 compared to $510 per ounce in 2009’s first quarter. The combined average realized prices differ from equivalent average market prices as the result of ceiling prices on a portion of the Company’s mined platinum, floor prices on the Company’s mined palladium at prices prevailing during the first quarter of 2009, small contractual discounts on metal not subject to the floors and ceilings, and selling prices based on monthly averages which generally lag the market price by one month. Mine production of platinum and palladium totaled 129,000 ounces in the 2010 first quarter, as compared to 124,800 ounces in the same period of 2009, reflecting continued strong performance at both the Stillwater Mine and the East Boulder Mine. The Company’s total available liquidity, expressed as cash plus short-term investments, at March 31, 2010, was $220.6 million, up from $201.2 million at the end of 2009. Net working capital (including cash and investments) increased over the quarter to $297.6 million from $269.5 million at year end 2009.
Mining Operations
     The Company’s operating objectives for 2010 include targeted mine production of 515,000 combined ounces of palladium and platinum at a total consolidated cash cost (a non-GAAP measure of extraction efficiency) of $360 per ounce and capital expenditures of about $50 million. The Company performed well against these objectives in the first quarter, producing 129,000 ounces of palladium and platinum at a total consolidated cash cost of $364 per ounce produced. Capital spending in the first quarter was $10.7 million. The total cash cost per ounce of $364 in the 2010 first quarter was slightly higher than the annual guidance, reflecting the effect on royalties and taxes of higher PGM prices, but absent the increase in royalties and taxes was about on plan.
     First quarter 2010 palladium and platinum production at the Stillwater Mine totaled 96,300 ounces, solidly ahead of expectations, on good mining productivity and despite ore grades that were slightly lower than planned. In comparison, the Stillwater Mine produced 92,900 ounces of palladium and platinum in the first quarter of 2009. Total cash costs of $339 per ounce for the quarter were just above budgeted projections as a result of higher royalties and taxes, while capital expenditures for the quarter totaled $7.7 million. Total cash costs in the first quarter of 2009 were $387 per ounce and capital expenditures totaled $7.6 million. Primary development at the Stillwater Mine advanced 4,469 feet during the quarter, well ahead of plan, although this was somewhat at the expense of secondary development, which at 2,695 feet, trailed behind the plan. Diamond drilling footages at the Stillwater Mine totaling 72,099 feet for the first three months of 2010 were better than planned.

     Mining performance at the East Boulder Mine through the first quarter of 2010 was good, with palladium and platinum production of 32,700 ounces, better than expected, and total cash costs of $439 per ounce, a bit higher than projected but only because of the higher royalties and taxes on strong PGM prices. In comparison, the East Boulder Mine produced 31,900 ounces of palladium and platinum in the first quarter of 2009 for total cash costs of $455 per ounce. Capital expenditures at the mine were $1.7 million in the first quarter of 2010 compared to $0.5 million in the first quarter of 2009. Actual primary development footage of 1,194 feet at the East Boulder Mine lagged plan during the first quarter, but secondary development of 2,415 feet was a little ahead of plan and diamond drilling footage of 24,487 feet slightly exceeded engineering projections.
     Despite relatively good production rates and cost performance during the first quarter of 2010, the Company has determined to retain its public guidance for the full year 2010 given earlier – that is, 515,000 ounces of mined palladium and platinum at an average combined total cash cost of $360 per ounce and capital expenditures of $50 million. Engineering assessments of mining conditions for the balance of the year suggest that ore grades are likely to be a little lower on average than during the first quarter, and some localized mining conditions may prove more challenging. This is primarily a consequence of timing and is not especially indicative of any longer-term trend.
     The Company also is diverting additional time and resources this year to continue strengthening its mining processes. The Company currently enjoys an excellent reputation for mining safety and proactive environmental compliance, but recent reviews suggest that there is further opportunity to improve in these critically important areas. Consequently, the Company will focus on implementing recommendations intended to provide additional assurance that all of our mining areas are maintained in a safe and environmentally compliant condition at all times.
     As noted, the Company’s sales agreement with Ford Motor Company currently has committed 80% of palladium production and 70% of platinum production from mining through 2010 and contains guaranteed floor and ceiling prices for metal delivered. Metal sales under the agreement, when not affected by the guaranteed floor or ceiling prices, are priced at a slight discount to market. None of the Company’s mined palladium or platinum production after 2010 is currently under contract. The absence of the Ford agreement after 2010 will increase the Company’s financial exposure to low PGM prices.
PGM Recycling
     Along with its mining operations, the Company also recycles spent catalyst material through its processing facilities in Columbus, Montana, recovering palladium, platinum and rhodium from these materials. For the first quarter of 2010, the Company recognized net income from its recycling operations of $2.9 million on revenues of $33.7 million, reflecting a combined average realization of $899 per sold ounce. In comparison, in the first quarter of 2009, net income from recycling operations was $1.2 million on revenues of $21.5 million, reflecting a combined average realization of $1,148 per sold ounce. Total tons of recycling material processed during the 2010 first quarter, including tolled material, averaged 18.4 tons per day, up from just 5.6 tons per day in the first quarter of 2009. The higher volume in 2010 is the result of higher PGM prices, along with the correspondingly stronger incentive to collect material for recycling and new business arrangements with suppliers.
     Effective January 1, 2010, the Company has changed its method of inventory accounting within the recycling business from the average cost method to specific identification. The detailed effect of this accounting change, including its retroactive effect on prior periods, has been disclosed separately in a Form 8-K filing with the SEC dated May 5, 2010 and is described in more detail in Note 2, “Change in Inventory Cost Method for Recycling Inventory”, to the Company’s unaudited financial statements included in this Quarterly Report on Form 10-Q. Typically, the largest share of the cost associated with purchased recycling material is the cost to acquire spent catalyst material. Using the average cost method, these acquisition costs are all blended together in inventory, which in times of rapidly changing PGM prices have tended to distort the actual economic effect of such transactions. Specifically, in times of falling PGM prices the average cost method tends to overstate profitability in any period, and in times of rising PGM prices the method understates profitability. In contrast, the specific identification method computes the actual margin on each lot of material received and processed, thereby more accurately reflecting the economics of the recycling business irrespective of any trends in market prices.

     Beginning in late 2008, the Company revisited its recycling business model, seeking a structure to the business that will complement the Company’s natural advantages in PGM recycling while reducing some of risk exposure that has characterized the recycling industry in the past. In this vein, the Company has constructed a second, larger electric furnace in the Columbus smelter that has increased throughput capacity, improved residence times and created backup furnace capacity in the event of planned or unforeseen outages. The second furnace was commissioned during the second quarter of 2009. Currently, the Company is constructing a dedicated catalyst processing and sampling plant that will enable handling multiple batches of recycling material simultaneously. The Company’s laboratory is also installing a state-of-the-art automated x-ray facility that will provide much shorter turnaround times on assays with higher reliability than more conventional fire assay methods. New laboratory software will support the automated x-ray system as well as other laboratory processes. All of these new capabilities are expected to be in place and operational before the end of 2010.
     The Company enjoys certain natural advantages in the recycling business. The smelting and refining complex in Columbus Montana already processes mined PGM concentrates, which contain not only PGMs, but also significant quantities of nickel and copper as by-products. Consequently, the Company is able to recycle catalyst within its system at very low incremental cost. In addition, the nickel and copper in the mining concentrates act metallurgically as natural collectors of the PGMs, improving PGM recoveries significantly. Moreover, the Company also believes the physical location of its processing facilities provides a logistical advantage over smelters in Europe and South Africa. The Company expects that the new assay turnarounds discussed above should amplify this advantage by speeding up settlement times.
     In acquiring recycled automotive catalysts, the Company sometimes advances funds to its suppliers ahead of actually receiving material in order to facilitate procurement efforts. Total outstanding procurement advances to recycling suppliers at March 31, 2010 and 2009 were $3.9 million and $2.2 million, respectively.
Strategic Considerations
     During the first quarter of 2010, PGM market prices strengthened significantly: afternoon postings by the London Bullion Metals Association for platinum and palladium were $1,645 and $479 per ounce, respectively, at March 31, 2010, up from $1,461 and $393 per ounce, respectively, at the end of 2009. The increase in PGM prices was likely driven by several factors, including an emerging recovery in worldwide automotive production, diminished palladium exports from the Russian government stockpile, perceived cost pressures within South Africa, and substantial investment demand following the January 2010 introduction of platinum and palladium exchange-traded-funds (“ETFs”) in the U.S.
     Despite the stronger PGM prices in the 2010 first quarter and the Company’s correspondingly improved financial performance, it is important to note that PGM prices historically have been volatile and are difficult to forecast. PGM prices may be affected – favorably or unfavorably – by numerous factors, including the level of industrial demand, particularly from the automotive sector; supply factors that include changes in mine production and inventory activity; and by shifts in investor sentiment. The Company attempts to manage this volatility in several ways, including by entering into long-term contracts, at times through the use of hedging, by investing in the developed state of the mines, applying rigorous cost controls and trying to maintain adequate liquidity to bridge periods of low PGM prices.
     Automotive demand appears to be increasing after a generally dismal year for the industry in 2009. Reports from China suggest that sales there are up strongly this year above a base that continued growing even during the worst of the economic downturn. Auto sales in the U.S. also reportedly were higher during the first quarter, reflecting both recovering sales and the need to rebuild dealer inventories, which were depleted during 2009.
     Sales of palladium from Russian government stockpiles generally are tracked through international trade statistics, including exports of metal to the U.S., Switzerland and the Far East. While in past years such sales have typically totaled between one and two million ounces annually, exports have declined substantially during 2009 and 2010, thus depriving the palladium market of a key source of swing supply. While the Russian government does not comment publicly on the level of its holdings and there can be no assurance that this decline in Russian palladium exports will continue, some commentators have suggested recently that the government inventories may be nearly depleted. In past years, the availability of supply from Russian inventories has often made the difference between deficit and surplus in the palladium markets.
     Mine production of palladium and platinum worldwide appears to be strengthening slightly after declining modestly during 2009. North American Palladium’s Lac des Iles Mine in Canada, which was shut down for about 18 months, reportedly is now reopening, bringing about 140,000 ounces per year of palladium production back onto the market. MMC Norilsk Nickel, the large Russian mining company that produces about 50% of the world’s annual palladium output and is also the majority shareholder of the Company, has indicated its 2010 palladium production likely will be about equal to 2009. And the South African producers collectively seem to be projecting small increases in their output year-on-year, although they are facing increases in wage and power rates that will tend to elevate their local-currency production costs.
     The introduction of new platinum- and palladium-based ETFs into the U.S. market in January of this year has provided a new investment vehicle for accessing these metals. Shares in these ETFs are fully collateralized by platinum and palladium held in bank vaults, and so are essentially surrogates for owning the metals themselves. In their first three months of operation, the U.S. ETFs reportedly have garnered 340,000 ounces of platinum and 640,000 ounces of palladium, thereby perhaps absorbing a portion of the PGM market surplus that resulted from the effect of the economic downturn on automobile production. It is not yet clear what affect these ETFs will have on the volatility of PGM markets, although during the steep market downturn in the fourth quarter of 2008, platinum and palladium ETFs in Europe saw only minimal liquidation.
     Throughout the volatile economic environment of the past two or three years, the Company has continued to emphasize three broad strategic areas of focus. While the specific initiatives and resources allocated to these strategies have been adjusted from time to time to reflect changing circumstances and occasional new insights, these fundamental strategic directions have long provided the framework for management’s efforts to strengthen the Company’s performance.
1. Transformation of Mining Processes to Continue to Be a Safe, Low-Cost Operator
     The Company has a number of operational initiatives in progress that support its objective to be a safe, low-cost operator. Safety performance is measured by several criteria, including the frequency and severity of medical reportable incidents and lost-time accidents in comparison to the Company’s own historical performance and relative to other mining operations in the industry. Safety is also assessed in terms of the number and severity of citations issued by MSHA inspectors in their regular visits to the minesites. Various internal programs support the Company’s safety efforts, including annual refresher training, pre-shift employee inspections of each work area, regular workgroup discussions of current safety issues and incidents, reporting of near misses that could have resulted in injuries, and more rarely so-called “safety stand-downs” to re-emphasize safety principles as necessary.
     The Company’s overall safety performance, including contractors on site, in the first quarter of 2010 improved slightly compared to the same period last year. With the recent change in MSHA leadership have come significant changes to the regulatory environment. Thus, the number of safety citations issued by MSHA inspectors increased significantly in the first quarter due in part to changes in MSHA’s interpretation of standards. In anticipation of regulatory changes, the Company has increased its training on MSHA standards and elevated enforcement activities to the workforce. Outside resources were brought in to assist in safety training and monitoring.
     The significance of being a low-cost operator also requires some elaboration. Ore grades at the Company’s operations are some of the best in the world, and consequently total cash costs per ounce for the Company’s mining operations also rank among the lowest of any primary PGM producer in the industry. (Total cash cost per ounce is a non-GAAP measure of extraction efficiency described in more detail in Reconciliation of Non-GAAP Measures to Costs of Revenues below.) However, because the Company’s ore contains about 3.4 times as much palladium as platinum and South African ores typically have about twice as much platinum as palladium, the Company’s average revenues per ounce are lower and operating margins may be much tighter than for South African producers. Consequently, the Company measures its performance as a low-cost operator in competitive terms, both relative to its own historical cost performance and relative to historical market prices for its products.
     The importance of low-cost operations takes on particular significance in view of the forthcoming expiration of the Ford Motor Company supply agreement at the end of 2010. With the loss of the palladium floor prices in that contract, the Company’s economic fortunes would be tied directly to PGM prices with no pricing cushion if prices cycle downward and no replacement floor pricing arrangement is in place. To date, the Company has not negotiated a replacement PGM sales agreement for its mine production after 2010. With respect to the ability of the Company to sell its production in the absence of a supply agreement, terminal markets exist where volumes of platinum and palladium equivalent to the Company’s mine production are traded regularly, and if necessary the Company believes it could sell all its mine production on a spot basis.
     Cost containment, then, remains a key company objective. With that in mind, the Company has budgeted in 2010, mine production of 515,000 ounces, actually a little below 2009 production. This level of production allows for cost optimization on several fronts – and in particular it matches up well with the existing shift structures and staffing schedules at the mines, concentrators and processing facilities. Along with a well-balanced production target, the mines also have worked to optimize the mix of mining methods in each area, using panel mining, mechanized ramp and fill, and captive stoping techniques according to what best fits each portion of the ore body. Planning efforts also include setting up mining faces so that each team of miners has an optimal number of faces available to mine at any point in time, allowing the most efficient use of critical mining skills.
     The Company’s current development objective at both operating mines is to maintain a level of developed state that is stable at current production rates. (“Developed state” reflects the level of proven reserves, along with any required infrastructure, available for mining at any point in time.) Management believes that the budgeted capital expenditure program for 2010, at about $50 million, includes sufficient development spending to maintain the developed state of the mines, assuming 515,000 ounces of annual production. However, some development at the Stillwater Mine is traversing a zone of very high ore variability during 2010 in order to provide future access to the Lower West area of the mine. It is difficult to determine in advance what immediate effect this 2010 development will have on proven reserves and developed state. Consequently, the Company may need to somewhat increase its capital expenditures to help mitigate this risk.
     Ore production at the Stillwater Mine averaged 2,171 tons of ore per day during the first quarter of 2010; this compares to an average of 2,111 ore tons per day produced during the first quarter of 2009. The rate of ore production at the East Boulder Mine averaged 1,136 tons per day during the first three months of 2010 compared to an average of 1,087 ore tons per day during the first quarter of 2009.
     During the first quarter of 2010, the Company’s mining operations produced a total of 99,100 ounces of palladium and 29,900 ounces of platinum. For the same period in 2009, the mines produced 96,000 ounces of palladium and 28,800 ounces of platinum.
2. Market Development
     While significant sums are spent each year by a consortium of South African producers on marketing platinum, palladium historically has not enjoyed a comparable level of marketing support. The Company stepped into this void in 2004, putting forward a comparatively modest marketing program that focused on providing technical support and image advertising at the industry level. By careful targeting, the Company was able to leverage its marketing investment to bolster trends that already were developing largely of their own accord. Spending on palladium market development was of necessity cut back sharply during the economic downturn of late 2008 and 2009, but in 2010 the Company intends to reconstitute its marketing efforts in support of jewelry and promising industrial technologies.
     Company representatives in China provide first-hand insight into palladium activity there and maintain contact with key palladium consumers. China first led the recent trend toward using palladium in jewelry and remains the largest market for it. Over one million ounces of palladium are consumed each year worldwide in palladium jewelry, and the Company has worked closely with key manufacturers and artisans over the years in fostering market awareness of palladium, chiefly as an alternative to white gold. Palladium jewelry is now available in all major markets worldwide, and in January of 2010 the U.K. mandated the hallmarking of all palladium jewelry, formally recognizing it, along with gold, silver and platinum, as a precious jewelry metal.
     Automotive applications for palladium in catalytic converters are well established, but the Company initially encouraged and since has actively monitored the opportunity to substitute palladium for more costly platinum in diesel catalytic converters. Historically, for technical reasons, platinum has been the catalyst of choice in diesel catalytic converters and remains so today. However, driven mostly by economics, research efforts in the auto industry have focused in recent years on how to substitute less expensive palladium for platinum in these applications. Reportedly, it is now possible in the laboratory to replace about 50% of the platinum in a diesel system with palladium on nearly a one-for-one basis, although the average proportion of palladium in vehicles now in production is probably closer to 25%.
     Other industrial applications for palladium include refinery catalysts, electronics, hydrogen generation and dentistry. Electronic uses that take advantage of palladium’s unique characteristics include multi-layered ceramic capacitors, high-end television screens, and CDs. Palladium in thin films has a unique ability to pass hydrogen molecules while blocking other impurities, allowing relatively inexpensive production of high-purity hydrogen for chemical processes and fuel cells. Palladium alloys used in dental fillings wear well and have an expansion coefficient that closely matches that of the teeth themselves, although other materials tend to be substituted for palladium when its price rises.
3. Growth and Diversification
     Although PGM prices were relatively strong during the first quarter of 2010, the Company remains exposed to market fluctuations as a result of its heavy dependence on palladium and platinum. Consequently, the Company continues to monitor opportunities in various mineral development projects, as well as potential merger or acquisition candidates and other business ventures. The Company also is continually seeking appropriate opportunities to diversify its existing mining and processing operations.
     Recognizing the need to broaden its base, the Company has successfully expanded its recycling operations into a distinct business segment that has become a meaningful source of income, reducing the Company’s captive reliance financially on the performance of the mines. The recycling business has utilized surplus capacity within the Company’s smelting and refining facilities to generate an additional income stream, requiring very little incremental investment in facilities. As already noted, the Company has revised its strategy in this business following the economic downturn of 2008 and 2009, seeking to capitalize more effectively on certain natural advantages that the Company enjoys in this business.
     The Company also holds minority investments in two small exploration companies that target PGMs and other precious metals. In the past the Company has participated with these companies in specific exploration programs, but at present the Company is not involved in any such programs. Investments in generative exploration projects are inherently long-term and fairly speculative in nature, but they give the Company access to proven exploration teams and some insight into potentially attractive exploration regions.
     The Company carefully monitors various later-stage mineral development projects, as well as potential merger and acquisition candidates in an effort to diversify the Company’s financial and operating risk and perhaps add scale. Such potential candidates include PGM targets and other metals with which the Company is well acquainted. Opportunities in any of these metals could fit in well with the Company’s management experience, markets and financial profile. The Company is proceeding deliberately in these efforts, recognizing that any such diversification measures must also add value for shareholders.

RESULTS OF OPERATIONS
  Three- month period ended March 31, 2010 compared to the three- month period ended March 31, 2009.
     Revenues The Company’s total revenues increased by 55.6% to $133.5 million for the first quarter of 2010 compared to $85.8 million for the first quarter of 2009. The following analysis covers key factors contributing to the increase in revenues:

SALES AND PRICE DATA

	Three months ended
	March 31,		Increase	Percentage
(in thousands, except for average prices)	2010	2009	(Decrease)	Change
Revenues	$133,471	$85,818	$47,653	56%

Ounces Sold:
Mine Production:
Palladium (oz.)	104	86	18	21%
Platinum (oz.)	31	29	2	7%

Total	135	115	20	17%

PGM recycling: (3)
Palladium (oz.)	19	8	11	138%
Platinum (oz.)	14	8	6	75%
Rhodium (oz.)	3	2	1	50%

Total	36	18	18	100%

Other: (4)
Palladium (oz.)	10	10	—	—
Platinum (oz.)	—	—	—	—
Rhodium (oz.)	—	—	—	—

Total	10	10	—	—

By-products from mining: (5)
Rhodium (oz.)	1	1	—	—
Gold (oz.)	2	2	—	—
Silver (oz.)	2	2	—	—
Copper (lb.)	261	172	89	52%
Nickel (lb.)	312	129	183	142%

Average realized price per ounce (1)
Mine Production:
Palladium ($/oz.)	$413	$364	$49	13%
Platinum ($/oz.)	$1,428	$952	$476	50%
Combined ($/oz.)(2)	$644	$510	$134	26%

PGM recycling: (3)
Palladium ($/oz.)	$365	$361	$4	1%
Platinum ($/oz.)	$1,390	$1,048	$342	33%
Rhodium ($/oz.)	$1,864	$3,881	$(2,017)	(52%)

Other: (4)
Palladium ($/oz.)	$462	$205	$257	125%
Platinum ($/oz.)	$—	$—	$—	—
Rhodium ($/oz.)	$—	$—	$—	—

By-products from mining: (5)
Rhodium ($/oz.)	$2,458	$1,173	$1,285	110%
Gold ($/oz.)	$1,100	$926	$174	19%
Silver ($/oz.)	$16	$13	$3	23%
Copper ($/lb.)	$3.08	$1.34	$1.74	130%
Nickel ($/lb.)	$8.21	$5.19	$3.02	58%

Average market price per ounce (2)
Palladium ($/oz.)	$441	$199	$242	122%
Platinum ($/oz.)	$1,563	$1,023	$540	53%
Combined ($/oz.)(2)	$697	$403	$294	73%

(1)	The Company’s average realized price represents revenues, which include the effect of any applicable agreement floor and ceiling prices, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average of the daily London Bullion Market Association afternoon postings for the actual months of the period.

(2)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(3)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.

(4)	Ounces sold and average realized price per ounce from other relate to ounces purchased in the open market for resale.

(5)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
     Net revenues from sales of mine production were $95.2 million in the first quarter of 2010, compared to $62.3 million for the same period in 2009, a 52.8% increase. The increase in mine production revenues reflects both higher average realized prices in 2010 and higher sales volumes. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $644 per ounce in the first quarter of 2010, compared to $510 per ounce in the same quarter of 2009. The total quantity of mined metals sold increased by 17.5% to 135,100 ounces in the first quarter of 2010 compared to 115,000 ounces sold during the same time period in 2009.
     Revenues from PGM recycling rose by 56.7% between the first quarter of 2009 and the first quarter of this year, increasing to $33.7 million in the first quarter of 2010 from $21.5 million for the same period in 2009. The increase in PGM recycling revenues is a combination of higher prices realized for PGM sales thus far in 2010 as compared to 2009, and higher volumes sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $899 per ounce in the first quarter of 2010, down 20.6% from $1,132 per ounce realized in the first quarter of last year. Realized prices in the recycling business normally are determined by forward pricing arrangements that may be entered into several months before material completes processing and is available for sale; this accounts for the high average realization in the first quarter of 2009. Recycled ounces sold increased to 36,000 ounces in the first quarter of this year from 17,900 ounces in the first quarter of 2009.
     The Company also purchases PGMs for resale from time to time. The Company recognized revenue of $4.6 million in the first quarter of 2010 for the re-sale at cost of 10,000 ounces of palladium purchased on the open market. In the first quarter of 2009, revenue totaled $2.0 million on 9,600 ounces of palladium purchased in the open market and resold at cost.
     Costs of metals sold The Company’s total costs of metals sold (before depreciation, amortization, and corporate overhead) increased to $93.5 million in the first quarter of 2010 from $72.3 million in the first quarter of 2009, a 29.3% increase. The higher cost in 2010 was driven primarily by higher volumes of recycling material purchased (and the related higher value of the contained metals) and higher levels of mine production.
     The costs of metals sold from mine production were $57.9 million for the first quarter of 2010, compared to $49.9 million for the first quarter of 2009, a 16.0% increase. Most of the increase was attributable to the higher volume of ounces sold from mine production.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the first quarter of 2010 decreased to $364 per ounce, compared to $405 per ounce in the first quarter of 2009. This decrease was the result of stronger mine production in the first quarter of 2010 and improved mining productivities realized over the course of 2009 following restructuring measures taken at the end of 2008.
     The costs of metals sold from PGM recycling were $31.0 million in the first quarter of 2010, compared to $20.4 million in the first quarter of 2009, a 52.0% increase. This increase was due to higher recycling volumes processed and sold.
     The costs of metals sold from sales of 10,000 ounces and 9,600 ounces, respectively, of palladium acquired for resale was $4.6 million and $2.0 million, respectively, in the first quarter of 2010 and 2009.
     Production During the first quarter of 2010, the Company’s mining operations produced 129,000 ounces of

PGMs, including 99,100 and 29,900 ounces of palladium and platinum, respectively. This level of production is higher than the 124,800 ounces of PGMs produced in the first quarter of 2009, including 96,000 and 28,800 ounces of palladium and platinum, respectively. Production at the Stillwater Mine increased 3.7% to 96,300 ounces in the first quarter of 2010 from 92,900 ounces in the first quarter of 2009, and production at the East Boulder Mine increased 2.5% to 32,700 ounces from 31,900 ounces over the same period last year.
     Marketing, general and administrative Total marketing, general and administrative expenses in the first quarter of 2010 were $6.9 million, compared to $6.7 million during the first quarter of 2009, a 3.0% increase. During the first quarter of 2010, the Company recognized expense related to its market development efforts for palladium, largely in support of the Palladium Alliance International, of $0.5 million compared to $0.8 million in the first quarter of 2009.
     Interest income and expense Total interest income for the first quarter of 2010 decreased to $0.4 million from $0.7 million in the corresponding quarter of 2009. Interest earned on recycling volumes in the first quarter of 2010 contributed $0.3 million to net income in comparison to $0.1 million in the first quarter of 2009. Interest expense in the first quarter of 2010 was approximately $1.6 million, compared to $1.7 million in the first quarter of 2009.
     Other comprehensive income (loss) In the first quarter of 2010, other comprehensive income (loss) included a total change in the fair value of available-for-sale investment securities and long-term mutual fund investments of $194,000. For the same period of 2009, other comprehensive income (loss) included a change in the fair value of available-for-sale investment securities and long-term mutual fund investments of $34,000.
LIQUIDITY AND CAPITAL RESOURCES
     For the first quarter of 2010, net cash provided by operating activities was $29.8 million. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines. Mining productivity rates and ore grades in turn can affect both PGM production and cash costs of production. Net cash flow from operations also includes changes in non-cash working capital, including changes to inventories and advances.
     Under the Company’s remaining sales agreement for mined production, which applies to 80% of such palladium production, a change in the market price of palladium at prices above the contractual floor prices would flow through directly to cash flow from operations, subject only to an offset for severance taxes and royalties that are based on the realized price and to a very small pricing discount. At market prices for palladium below the floors, the floor prices would support the palladium price at the level of the floor price on 80% of the mined palladium sales. Considering the palladium prices prevailing during the first quarter of 2010, the floor prices had essentially no effect on the prices realized for palladium sales. Sales of the remaining 20% of palladium production not subject to the contract normally would take place at the then-prevailing market price.
     At the PGM price levels prevailing at March 31, 2010, absent separate hedging arrangements, a change in the price of platinum generally would flow through almost dollar-for-dollar to cash flow from operations, subject only to (1) price ceilings on 14% of the mines’ platinum production to be sold under the Company’s long-term sales contract, (2) certain costs — severance taxes and royalties on mine production — which adjust upward or downward with market prices and (3) a small discount on the remaining ounces sold under the contract and not subject to the ceiling price. The combined effect of these price constraints, taxes and royalties would be to absorb approximately ten percent of the gross realization on sales of mined platinum at recent price levels. The 30% of mined platinum production not subject to the sales agreement would normally be sold at the market price available on the date of sale.
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
     Changes in the cash costs of production generally flow through dollar-for-dollar into cash flow from operations. A reduction due to grade in total mine production of 10%, or about 50,000 palladium and platinum ounces per year, would reduce cash flow from operations by an estimated $40 million per year at the price and cost levels prevailing at March 31, 2010.
     Net cash used in investing activities was $41.5 million in the first quarter of 2010, comprised of $10.7 million of capital expenditures, and a $31.1 million net increase in short-term investments. In the same period of 2009, investing activities consumed $4.2 million, including $12.2 million of capital expenditures partially offset by $7.9 million of cash from a net reduction in highly liquid short-term investments.
     The Company received $0.3 million in proceeds during the first quarter of 2010 from the exercise of outstanding stock options. The Company reported no cash changes attributable to financing activities during the first quarter of 2009.
     At March 31, 2010, the Company’s available cash was $155.1 million, compared to $166.7 million at the end of 2009, and it had $196.0 million of debt outstanding, unchanged from December 31, 2009. The Company’s total debt includes $166.5 million outstanding in the form of convertible debentures due in 2028 and $29.5 million of Exempt Facility Revenue Bonds due in 2020. If highly liquid short-term investments are included with available cash, the Company’s balance sheet liquidity increases to $220.6 million at March 31, 2010, up from $201.2 million at the end of 2009. The Company expects to pay approximately $4.0 million of interest due during the remainder of 2010 related to its outstanding debt obligations. The Company does not currently have in place any revolving credit facility or other short-term credit commitment. While the lack of a credit agreement may create vulnerability for the Company, management believes that under present circumstances the Company’s liquidity is adequate to support its existing business operations.
CONTRACTUAL OBLIGATIONS
     The Company is obligated to make future payments under various contracts such as its debt agreements. The following table represents significant contractual cash obligations and other commercial commitments and the related interest payments as of March 31, 2010:

(in thousands)	2010(1)	2011	2012	2013	2014	Thereafter	Total
Convertible debentures	$—	$—	$—	$166,500	$—	$—	$166,500
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	227	303	297	264	233	—	1,324
Asset retirement obligations	—	—	—	—	—	144,271	144,271
Payments of interest (2)	3,961	5,522	5,522	3,961	2,400	13,200	34,566
Other noncurrent liabilities	—	11,702	—	—	—	—	11,702

Total	$4,188	$17,527	$5,819	$170,725	$2,633	$187,471	$388,363

(1)	Amounts represent cash obligations for April-December 2010.

(2)	Interest payments on the convertible debentures noted in the above table are calculated up to March 15, 2013, the date the holders of the debentures can exercise their put option.
     Interest payments noted in the table above assume all are based on fixed rates of interest. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2010 include workers’ compensation costs, property taxes and severance taxes.
FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “desires,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Such statements include, but are not limited to, comments regarding the duration and overall effects of the worldwide financial and credit crises, the effects of restructuring the Company’s operations and maintaining a skilled work force, the global automotive market and the health of the automobile manufacturers, expansion plans and realignment of operations, costs, grade, production and recovery rates, permitting, labor matters, financing needs and the terms of future credit facilities, capital expenditures, increases in processing capacity, cost reduction measures, safety, timing for engineering studies, and environmental permitting and compliance, litigation and the palladium and platinum market, anticipated changes in global supply and demand for PGM materials. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the Company’s 2009 Annual Report on Form 10-K on file with the United States Securities and Exchange Commission and available on the Company’s website.
     The Company intends that the forward-looking statements contained herein be subject to the above-mentioned statutory safe harbors. Investors are cautioned not to rely on forward-looking statements. The Company disclaims any obligation to update forward-looking statements.
CRITICAL ACCOUNTING POLICIES
     The Company’s critical accounting policies are discussed in detail in the Company’s 2009 Annual Report on Form 10-K. Effective January 1, 2010, the Company has changed its method of inventory accounting within the recycling business from the average cost method to specific identification. The detailed effect of this accounting change, including its retroactive effect on prior periods, has been disclosed separately in a Form 8-K filing with the U.S. Securities and Exchange Commission dated May 5, 2010 and is described in more detail in Note 2, “Change in Inventory Cost Method for Recycling Inventory”, to the Company’s unaudited financial statements included in this Quarterly Report on Form 10-Q.

Stillwater Mining Company
Key Factors
(Unaudited)

	Three months ended
	March 31,
	2010	2009
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced (000)
Palladium	99	96
Platinum	30	29

Total	129	125

Tons milled (000)	278	264
Mill head grade (ounce per ton)	0.51	0.51

Sub-grade tons milled (000) (1)	16	21
Sub-grade tons mill head grade (ounce per ton)	0.19	0.18

Total tons milled (000) (1)	294	285
Combined mill head grade (ounce per ton)	0.48	0.49
Total mill recovery (%)	91	91

Total operating costs per ounce (Non-GAAP) (2) (8)	$300	$355
Total cash costs per ounce (Non-GAAP) (2) (8)	$364	$405
Total production costs per ounce (Non-GAAP) (2) (8)	$505	$541

Total operating costs per ton milled (Non-GAAP) (2) (8)	$132	$156
Total cash costs per ton milled (Non-GAAP) (2) (8)	$160	$177
Total production costs per ton milled (Non-GAAP) (2) (8)	$221	$237

Stillwater Mine:
Ounces produced (000)
Palladium	74	71
Platinum	22	22

Total	96	93

Tons milled (000)	179	180
Mill head grade (ounce per ton)	0.57	0.56

Sub-grade tons milled (000) (1)	16	10
Sub-grade tons mill head grade (ounce per ton)	0.18	0.17

Total tons milled (000) (1)	195	190
Combined mill head grade (ounce per ton)	0.54	0.54
Total mill recovery (%)	92	92

Total operating costs per ounce (Non-GAAP) (2) (8)	$279	$343
Total cash costs per ounce (Non-GAAP) (2) (8)	$339	$387
Total production costs per ounce (Non-GAAP) (2) (8)	$467	$511

Total operating costs per ton milled (Non-GAAP) (2) (8)	$137	$167
Total cash costs per ton milled (Non-GAAP) (2) (8)	$167	$189
Total production costs per ton milled (Non-GAAP) (2) (8)	$230	$250

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended
OPERATING AND COST DATA FOR MINE PRODUCTION	March 31,
(Continued)	2010	2009
East Boulder Mine:
Ounces produced (000)
Palladium	25	25
Platinum	8	7

Total	33	32

Tons milled (000)	99	84
Mill head grade (ounce per ton)	0.37	0.41

Sub-grade tons milled (000) (1)	—	11
Sub-grade tons mill head grade (ounce per ton)	—	0.20

Total tons milled (000) (1)	99	95
Combined mill head grade (ounce per ton)	0.37	0.38
Total mill recovery (%)	89	89

Total operating costs per ounce (Non-GAAP) (2) (8)	$363	$392
Total cash costs per ounce (Non-GAAP) (2) (8)	$439	$455
Total production costs per ounce (Non-GAAP) (2) (8)	$618	$627

Total operating costs per ton milled (Non-GAAP) (2) (8)	$120	$132
Total cash costs per ton milled (Non-GAAP) (2) (8)	$145	$154
Total production costs per ton milled (Non-GAAP) (2) (8)	$204	$212

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three months ended
	March 31,
(in thousands, where noted)	2010	2009
SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium (oz.)	104	86
Platinum (oz.)	31	29

Total	135	115

PGM recycling: (5)
Palladium (oz.)	19	8
Platinum (oz.)	14	8
Rhodium (oz.)	3	2

Total	36	18

Other: (6)
Palladium (oz.)	10	10
Platinum (oz.)	—	-
Rhodium (oz.)	—	-

Total	10	10

By-products from mining: (7)
Rhodium (oz.)	1	1
Gold (oz.)	2	2
Silver (oz.)	2	2
Copper (lb.)	261	172
Nickel (lb.)	312	129

Average realized price per ounce (3)
Mine production:
Palladium ($/oz.)	$413	$364
Platinum ($/oz.)	$1,428	$952
Combined ($/oz)(4)	$644	$510

PGM recycling: (5)
Palladium ($/oz.)	$365	$361
Platinum ($/oz.)	$1,390	$1,048
Rhodium ($/oz)	$1,864	$3,881

Other: (6)
Palladium ($/oz.)	$462	$205
Platinum ($/oz.)	$—	$—
Rhodium ($/oz)	$—	$—

By-products from mining: (7)
Rhodium ($/oz.)	$2,458	$1,173
Gold ($/oz.)	$1,100	$926
Silver ($/oz.)	$16	$13
Copper ($/lb.)	$3.08	$1.34
Nickel ($/lb.)	$8.21	$5.19

Average market price per ounce (3)
Palladium ($/oz.)	$441	$199
Platinum ($/oz.)	$1,563	$1,023
Combined ($/oz)(4)	$697	$403

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only. See “Proven and Probable Ore Reserves — Discussion” in the Company’s 2009 Annual Report on Form 10-K for further information.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment write-down’s, gain or loss on disposal of property, plant and equipment, restructuring costs and interest income and expense are not included in total operating costs, total cash costs or total production costs. Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Costs of Revenues” and the accompanying discussion for additional detail.

(3)	The Company’s average realized price represents revenues, which include the effect of any applicable agreement floor and ceiling prices, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London Bullion Market Association afternoon postings for the actual months of the period.

(4)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(5)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.

(6)	Ounces sold and average realized price per ounce from other relate to ounces purchased in the open market for resale.

(7)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

(8)	Operating, cash and production costs per ounce and per ton were not revised for the retrospective application of the accounting change as disclosed in Note 2, “Change in Inventory Cost Method for Recycling Inventory”, to the Company’s unaudited financial statements included in its March 31, 2010 Quarterly Report on Form 10-Q.
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
     When divided by the total recoverable PGM ounces from production in the respective period, Total Cash Cost per Ounce (Non-GAAP) - measured for each mine or combined — provides an indication of the level of cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cash cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Cash Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Cash Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.
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

Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three months ended
	March 31,
(in thousands)	2010	2009
Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$38,741	$44,338
Royalties, taxes and other	8,262	6,154

Total cash costs (Non-GAAP)	$47,003	$50,492
Asset retirement costs	130	147
Depreciation and amortization	17,573	17,120
Depreciation and amortization (in inventory)	442	(241)

Total production costs (Non-GAAP)	$65,148	$67,518
Change in product inventories	4,691	(3,618)
Cost of PGM recycling	30,995	20,369
PGM recycling — depreciation	44	45
Add: Profit from PGM recycling	2,899	1,192

Total consolidated costs of revenues (2)	$103,777	$85,506

Stillwater Mine:

Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$26,865	$31,825
Royalties, taxes and other	5,791	4,148

Total cash costs (Non-GAAP)	$32,656	$35,973
Asset retirement costs	120	123
Depreciation and amortization	11,658	11,282
Depreciation and amortization (in inventory)	520	104

Total production costs (Non-GAAP)	$44,954	$47,482
Change in product inventories	469	(3,013)
Add: Profit from PGM recycling	2,165	909

Total costs of revenues	$47,588	$45,378

East Boulder Mine:

Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$11,876	$12,513
Royalties, taxes and other	2,471	2,006

Total cash costs (Non-GAAP)	$14,347	$14,519
Asset retirement costs	10	24
Depreciation and amortization	5,915	5,838
Depreciation and amortization (in inventory)	(78)	(345)

Total production costs (Non-GAAP)	$20,194	$20,036
Change in product inventories	(400)	(2,632)
Add: Profit from PGM recycling	734	283

Total costs of revenues	$20,528	$17,687

PGM recycling and Other (1)

Reconciliation to costs of revenues:
Cost of open market purchases	$4,622	$2,027
PGM recycling — depreciation	44	45
Cost of PGM recycling	30,995	20,369

Total costs of revenues	$35,661	$22,441

(1)	PGM recycling and Other include PGM recycling and metal purchased on the open market for re-sale.

(2)	Revenues from the sale of mined by-products are credited against gross production costs for Non-GAAP presentation. Revenues from the sale of mined by-products are reported on the Company’s financial statements as mined revenue and are included in consolidated costs of revenues. Total costs of revenues in the above table have been reduced by $8.2 million and $3.9 million for the first quarter of 2010 and 2009, respectively.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company is exposed to market risk, including the effects of adverse changes in metal prices and interest rates as discussed below.
Commodity Price Risk
     The Company produces and sells palladium, platinum and associated by-product metals directly to its customers and also through third parties. As a result, financial performance can be materially affected when prices for these commodities fluctuate. In order to manage commodity price risk and to reduce the impact of fluctuation in prices, the Company enters into long-term agreements, from time to time has employed various derivative financial instruments and attempts to maintain adequate liquidity to sustain operations during a downturn in PGM prices. Because the Company hedges only with instruments that have a high correlation with the value of the hedged transactions, changes in the fair value of the derivatives are expected to be highly effective in offsetting changes in the value of the hedged transaction.
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
     Financially settled forward sales provide another mechanism to offset fluctuations in metal prices associated with future production, particularly in circumstances where the Company elects to retain control of the final disposition of the metal. In financially settled forward sales, the parties agree in advance to a net financial settlement in the future based on the difference between the market price of the metal on the settlement date and a forward price set at inception. Consequently, at the settlement date, the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. No metal changes hands between the parties in these financially settled transactions. The Company generally has accounted for financial settled forward transactions as cash flow hedges, as they are not eligible for treatment as normal purchases and normal sales. However, if the Company determines not to document them as cash flow hedges, these transactions are marked to market in each accounting period and the realized and unrealized gains or losses are recognized in net income in each period. As of March 31, 2010 and 2009, the Company was not party to any financially settled forward agreements.
     From time to time the Company also enters into financially settled forwards related to its recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses are recognized in net income in each period.
Interest Rate Risk
     At March 31, 2010, all of the Company’s outstanding long-term debt was subject to fixed rates of interest. Interest income on payments to the Company’s recycling suppliers is generally linked to short-term inter-bank rates.

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
   (b) Internal Control Over Financial Reporting.
          In reviewing internal control over financial reporting as of March 31, 2010, management determined that during the first quarter of 2010 there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
     The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.
ITEM 1A
RISK FACTORS
     The Company filed its Annual Report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission on February 26, 2010, which sets forth its risk factors in Item 1A therein. The Company has not experienced any material changes from the risk factors previously described therein.
ITEM 6
EXHIBITS
See attached exhibit index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY (Registrant)
Date: May 5, 2010	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2010	By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS

Number	Description
18.1	Preferability letter from KPMG LLP dated May 5, 2010, (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, dated, May 5, 2010

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, dated, May 5, 2010

32.1	Section 1350 Certification, dated, May 5, 2010

32.2	Section 1350 Certification, dated, May 5, 2010