Form 10-Q
period 2010-06-30
STILLWATER MINING CO /DE/
filed 2010-07-28
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐     NO ☑
At July 21, 2010 the Company had outstanding 97,775,198 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED JUNE 30, 2010
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	40

Item 4.	Controls and Procedures	41

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 6.	Exhibits	41

SIGNATURES		42

CERTIFICATIONS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
Stillwater Mining Company
Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Mine production	$92,570	$78,826	$187,769	$141,139
PGM recycling	42,291	12,486	75,941	33,959
Other	—	3,475	4,622	5,507

Total revenues	134,861	94,787	268,332	180,605
Costs and expenses
Costs of metals sold
Mine production	54,980	51,078	112,843	100,938
PGM recycling	39,256	10,541	70,251	30,910
Other	—	3,471	4,622	5,498

Total costs of metals sold	94,236	65,090	187,716	137,346
Depletion, depreciation and amortization
Mine production	16,589	17,043	35,046	34,163
PGM recycling	39	44	83	89

Total depletion, depreciation and amortization	16,628	17,087	35,129	34,252

Total costs of revenues	110,864	82,177	222,845	171,598
Marketing	807	394	1,275	1,235
General and administrative	7,251	6,406	13,672	12,247
Loss on long-term investments	—	—	—	119
(Gain)/loss on disposal of property, plant and equipment	9	(5)	(208)	200

Total costs and expenses	118,931	88,972	237,584	185,399

Operating income (loss)	15,930	5,815	30,748	(4,794)
Other income (expense)
Other	3	49	9	49
Interest income	532	427	933	1,085
Interest expense	(1,636)	(1,729)	(3,269)	(3,458)

Income (loss) before income tax provision	14,829	4,562	28,421	(7,118)
Income tax provision	(239)	—	(472)	—

Net income (loss)	$14,590	$4,562	$27,949	$(7,118)

Other comprehensive income (loss), net of tax	16	81	(178)	47

Comprehensive income (loss)	$14,606	$4,643	$27,771	$(7,071)

Weighted average common shares outstanding
Basic	97,735	94,308	97,390	94,094
Diluted	105,932	94,664	105,616	94,094

Basic earnings (loss) per share
Net income (loss)	$0.15	$0.05	$0.29	$(0.07)

Diluted earnings (loss) per share
Net income (loss)	$0.15	$0.05	$0.28	$(0.07)

See accompanying notes to financial statements

Stillwater Mining Company
Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2010	2009

ASSETS
Cash and cash equivalents	$79,981	$166,656
Investments, at fair market value	148,157	34,515
Inventories	108,567	88,967
Trade receivables	6,295	2,073
Deferred income taxes	19,055	18,130
Other current assets	9,801	8,680

Total current assets	371,856	319,021
Property, plant and equipment, net of $345,315 and $311,449 accumulated depletion, depreciation and amortization	348,724	358,866
Restricted cash	38,070	38,045
Other noncurrent assets	9,273	9,263

Total assets	$767,923	$725,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$14,284	$8,901
Accrued compensation and benefits	26,031	26,481
Property, production and franchise taxes payable	10,461	10,405
Other current liabilities	4,196	3,689

Total current liabilities	54,972	49,476
Long-term debt	195,993	195,977
Deferred income taxes	19,055	18,130
Accrued workers compensation	6,486	4,737
Asset retirement obligation	6,472	6,209
Other noncurrent liabilities	4,440	3,855

Total liabilities	$287,418	$278,384

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 97,766,471 and 96,732,185 shares issued and outstanding	978	967
Paid-in capital	680,781	674,869
Accumulated deficit	(200,986)	(228,935)
Accumulated other comprehensive loss	(268)	(90)

Total stockholders’ equity	480,505	446,811

Total liabilities and stockholders’ equity	$767,923	$725,195

See accompanying notes to financial statements

Stillwater Mining Company
Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cash flows from operating activities
Net income (loss)	$14,590	$4,562	$27,949	$(7,118)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	16,628	17,087	35,129	34,252
Lower of cost or market inventory adjustment	—	146	—	5,631
Loss on long-term investments	—	—	—	119
(Gain)/loss on disposal of property, plant and equipment	9	(5)	(208)	200
Asset retirement obligation	133	150	263	297
Amortization of debt issuance costs	245	265	490	529
Stock based compensation and other benefits	2,523	2,687	5,489	5,312
Changes in operating assets and liabilities:
Inventories	(13,243)	(13,660)	(20,178)	(13,554)
Trade receivables	835	(1,167)	(4,222)	50
Accrued compensation and benefits	202	1,645	(457)	1,059
Accounts payable	1,739	2,894	5,383	(86)
Property, production and franchise taxes payable	(624)	(1,015)	641	(350)
Workers compensation	875	39	1,749	(923)
Restricted cash	—	(2,450)	(25)	(2,450)
Other	(2,810)	(4,429)	(1,138)	(2,956)

Net cash provided by operating activities	21,102	6,749	50,865	20,012

Cash flows from investing activities
Capital expenditures	(13,860)	(13,032)	(24,587)	(25,188)
Proceeds from disposal of property, plant and equipment	—	21	265	46
Purchases of investments	(82,586)	(16,961)	(126,632)	(20,947)
Proceeds from maturities of investments	—	6,912	12,973	18,786

Net cash used in investing activities	(96,446)	(23,060)	(137,981)	(27,303)

Cash flows from financing activities
Payments on debt	—	(97)	—	(97)
Issuance of common stock	190	—	441	—

Net cash provided by (used in) financing activities	190	(97)	441	(97)

Cash and cash equivalents
Net decrease	(75,154)	(16,408)	(86,675)	(7,388)
Balance at beginning of period	155,135	170,815	166,656	161,795

Balance at end of period	$79,981	$154,407	$79,981	$154,407

See accompanying notes to financial statements

Stillwater Mining Company
Notes to Financial Statements
(Unaudited)
NOTE 1
GENERAL
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of June 30, 2010, and the results of its operations and its cash flows for the three- and six- month periods ended June 30, 2010 and 2009. The results of operations for the first six months of 2010 are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements in this quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2010 Quarterly Report on Form 10-Q and in the Company’s 2009 Annual Report on Form 10-K.
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
Other
     The Company makes other open market purchases of PGMs from time to time for resale to third parties. The Company made no open market purchases in the three- month period ended June 30, 2010. The Company recognized revenue of $3.5 million on 5,400 ounces of PGMs that were purchased in the open market and re-sold for the three- month period ended June 30, 2009. Approximately 10,000 ounces and 15,100 ounces of PGMs were bought and re-sold at cost for the six- month periods ended June 30, 2010 and 2009, respectively, resulting in revenue of $4.6 million and $5.5 million, respectively.
Total Sales
     Total sales to significant customers as a percentage of total revenues for the three- and six- month periods ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Customer A	47%	58%	51%	55%
Customer B	15%	19%	18%	20%
Customer C **	*	10%	*	11%
Customer D	10%	*	*	*

	72%	87%	69%	86%

*	Represents less than 10% of total revenues

**	Represents total sales to General Motors Corporation
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
PGM Recycling
     The Company enters into fixed forward sales relating to PGM recycling of catalyst materials. The metals from PGM recycled materials are sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. All of these fixed forward sales contracts open at June 30, 2010, will settle at various periods through November 2010. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. As of June 30, 2010, no such margin deposits were outstanding or due.
     From time to time, the Company also enters into financially settled forward contracts on recycled materials for which it hasn’t entered into a fixed forward sale. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal on a specific future date. No financially settled forward contracts were entered into during the second quarter of 2010. The Company generally has not designated these contracts as cash flow hedges, so they are marked to market at the end of each accounting period. The change in the fair value of the derivatives is reflected in the income statement.
     The following is a summary of the Company’s commodity derivatives as of June 30, 2010:
PGM Recycling:
Fixed Forwards

	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price
Third Quarter 2010	18,838	$1,627	21,931	$493	3,260	$2,702
Fourth Quarter 2010	257	$1,564	267	$474	838	$2,430

The following is the Effect of Derivative Instruments on the Statements of Operations and
Comprehensive Income (Loss) for the Three- and Six- month periods Ended June 30, 2010 and 2009:
(in thousands)

Derivatives Not
Designated as Cash	Location of Gain/(Loss)
Flow Hedges	Recognized in Income	Amount of Gain or (Loss) Recognized in Income
		Three months ended		Six months ended
		June 30,		June 30,
		2010	2009	2010	2009
Fixed forward contracts	Other revenue	$—	$5	$—	$5
Fixed forward contracts	Other revenue	$—	$(2)	$—	$(2)
Fixed forward contracts	PGM recycling revenue	$—	$—	$—	$243
Fixed forward contracts	PGM recycling revenue	$—	$—	$—	$(47)
Fair Value of Derivative Instruments
(in thousands)

As of June 30,
	Asset Derivatives			Liability Derivatives
Derivatives Not
Designated as Cash
Flow Hedges	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		2010	2009		2010	2009
Fixed forward contracts		$—	$—	Other current liabilities	$—	$(3)
NOTE 4
SHARE-BASED COMPENSATION
Stock Plans
     The Company sponsors stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. The Company has options outstanding under three separate plans: the 1994 Incentive Plan, the General Plan and the 2004 Equity Incentive Plan. The 1994 Incentive Plan and the General Plan have been terminated. While no additional options may be issued under the two terminated plans, options issued prior to plan termination remain outstanding. Authorized shares of common stock have been reserved for options that were issued prior to the expiration of the 1994 Incentive Plan and the General Plan. At inception, approximately 7,801,000 shares of common stock were authorized for issuance under the Plans, including approximately 5,250,000, 1,400,000 and 1,151,000 shares authorized for the 2004 Equity Incentive Plan, the General Plan and the 1994 Incentive Plan, respectively. Options for approximately 1,504,000 shares were available and reserved for grant under the 2004 Equity Incentive Plan as of June 30, 2010.
     The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise price, exercise period, vesting period and all other terms of instruments issued under the Plans. Directors’ options vest over a six-month period after date of grant. Employees’ options vest ratably over a three- year period after date of grant. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. The Company received $0.2 million and $0.4 million in cash from the exercise of stock options in the three- and six- month periods ended June 30, 2010, respectively. No stock options were exercised in the three- and six- month periods ended June 30, 2009.
Stock Options
     The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant using a Black-Scholes option pricing model. Stock option grants to employees generally vest in annual installments over a three year period. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture. The compensation expense, recorded in general and administrative expense, related to the fair value of stock options during the three- month periods ended June 30, 2010 and 2009, was $36,000 and $65,000, respectively, and $74,000 and $147,900 during the six- month periods ended June 30, 2010 and 2009, respectively. Total compensation expense related to nonvested stock options not yet recognized is approximately $59,300, $54,100, $15,600 and $2,900 for the remaining six months of 2010 and for years 2011, 2012 and 2013, respectively.
Nonvested Shares
     Nonvested shares granted to non-management directors, certain members of management and other employees as of June 30, 2010 and 2009, along with the related compensation expense are detailed in the following table:

				Compensation Expense				Compensation Expense
		Nonvested	Market	Three Months Ended				Six Months Ended
		Shares	Value on	June 30,				June 30,
Grant Date	Vesting Date	Granted	Grant Date	2010		2009		2010		2009
April 27, 2006	April 27, 2009	288,331	$4,731,512	$—		$105,381		$—		$421,524
February 22, 2007	February 22, 2010	426,514	$5,433,788	$—		$356,856	(1)	$234,618	(1)	$698,377	(1)
February 4, 2008	February 4, 2011	16,741	$225,000	$18,828		$18,828		$37,656		$37,656
March 6, 2008	March 6, 2011	287,592	$5,283,065	$421,507	(1)	$428,346	(1)	$848,803	(1)	$844,701	(1)
December 9, 2008	June 9, 2009	12,987	$40,000	$—		$13,333		$—		$33,333
January 26, 2009	July 26, 2009	9,852	$40,000	$—		$20,000		$—		$34,285
May 7, 2009	November 7, 2009	55,656	$320,022	$—		$94,229		$—		$94,229
March 14, 2009	March 14, 2012	642,000	$1,964,520	$163,625		$163,625		$327,250		$195,889
April 16, 2009	March 14, 2012	328,819	$1,624,366	$129,797	(1)	$115,167		$269,200	(1)	$115,167
April 16, 2009	March 14, 2010	375,404	$1,854,496	$—		$414,610	(1)	$369,223	(1)	$414,610	(1)
August 5, 2009	February 5, 2010	5,857	$40,000	$—		$—		$7,827		$—
September 21, 2009	March 21, 2010	5,070	$40,000	$—		$—		$17,680		$—
February 18, 2010	February 18, 2013	604,775	$7,106,106	$593,274		$—		$856,951		$—
April 13, 2010	February 12, 2011	17,118	$260,536	$64,886	(1)	$—		$64,886	(1)	$—
April 13, 2010	February 12, 2013	73,535	$1,119,203	$82,926	(1)	$—		$82,926	(1)	$—
May 4, 2010	November 4, 2010	27,384	$400,080	$124,470		$—		$124,470		$—

Total compensation expense of nonvested shares				$1,599,313		$1,730,375		$3,241,490		$2,889,771

(1)	Compensation expense in the second quarter and first half of 2010 was reduced by approximately $18,000 and $39,000, respectively, for forfeiture of approximately 7,200 and 11,200 nonvested shares, respectively, granted in 2010, 2009, 2008 and 2007 to certain members of management and other employees who terminated employment in 2010. Compensation expense in the second quarter and first half of 2009 was reduced by approximately $3,900 and $38,900, respectively, for forfeiture of approximately 2,300 and 7,400 nonvested shares, respectively, granted in 2009, 2008 and 2007 to certain members of management and other employees who terminated employment in 2009.

NOTE 5
INCOME TAXES
     The Company determines income taxes using the asset and liability approach which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. At June 30, 2010, the Company has net operating loss carryforwards (NOLs), which expire at various times in years 2010 through 2030. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers, more likely than not, will not be realized. The Company recognized an income tax provision of $0.2 million and $0.5 million for the three- and six- month periods ended June 30, 2010. No income tax provision was recognized for the comparable periods ended June 30, 2009. Changes in the Company’s net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.
     As of June 30, 2010 and 2009, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax provision in the Statements of Operations and Comprehensive Income (Loss). There was no interest or penalties for the three- and six- month periods ended June 30, 2010 and 2009. The tax years subject to examination by the taxing authorities are the years ending December 31, 2009, 2008, 2007 and 2006.
NOTE 6
COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income (loss). As of June 30, 2010 and 2009, such items consisted of unrealized losses on available-for-sale marketable securities.
     The following summary sets forth the changes in Accumulated other comprehensive income (loss) in stockholders’ equity for the first six months of 2010 and 2009:

(in thousands)

Accumulated Other
Six Months Ended June 30, 2010	Comprehensive Income (Loss)
Balance at December 31, 2009	$(90)

Reclassification to earnings	—
Change in value	(194)

Comprehensive income (loss)	$(194)

Balance at March 31, 2010	$(284)

Reclassification to earnings	—
Change in value	16

Comprehensive income (loss)	$16

Balance at June 30, 2010	$(268)

(in thousands)

Accumulated Other
Six Months Ended June 30, 2009	Comprehensive Income (Loss)
Balance at December 31, 2008	$(160)

Reclassification to earnings	—
Change in value	(34)

Comprehensive income (loss)	$(34)

Balance at March 31, 2009	$(194)

Reclassification to earnings	—
Change in value	81

Comprehensive income (loss)	$81

Balance at June 30, 2009	$(113)

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
     In October 2009, the Company undertook the exchange of $15 million face amount of the convertible debentures for 1.84 million shares of the Company’s common stock. The debentures so acquired were retired. There is $166.5 million face value of the debentures outstanding as of June 30, 2010.
     Amortization expense related to the issuance costs of the debentures was $0.2 million and $0.3 million for the three- month periods ended June 30, 2010 and 2009, respectively, and $0.5 million for each of the six- month periods ended June 30, 2010 and 2009. The interest expense on the debentures was $0.8 million and $0.9 million, respectively, for the three- month periods ended June 30, 2010 and 2009, and $1.6 million and $1.7 million, respectively, for the six- month periods ended June 30, 2010 and 2009. The Company made cash payments of $1.6 million and $1.7 million for interest on the debentures during the six- month periods ended June 30, 2010 and 2009, respectively.

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
     The Company evaluates performance and allocates resources based on income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands)	Mine	PGM	All
Three Months Ended June 30, 2010	Production	Recycling	Other	Total

Revenues	$92,570	$42,291	$—	$134,861
Depreciation and amortization	$16,589	$39	$—	$16,628
Interest income	$—	$371	$161	$532
Interest expense	$—	$—	$1,636	$1,636
Income (loss) before income taxes	$20,992	$3,367	$(9,530)	$14,829
Capital expenditures	$12,163	$1,684	$13	$13,860
Total assets	$396,028	$53,216	$318,679	$767,923

(in thousands)	Mine	PGM	All
Three Months Ended June 30, 2009	Production	Recycling	Other	Total

Revenues	$78,826	$12,486	$3,475	$94,787
Depreciation and amortization	$17,043	$44	$—	$17,087
Interest income	$—	$155	$272	$427
Interest expense	$—	$—	$1,729	$1,729
Income (loss) before income taxes	$10,754	$2,056	$(8,248)	$4,562
Capital expenditures	$13,003	$—	$29	$13,032
Total assets	$430,568	$22,119	$268,958	$721,645

(in thousands)	Mine	PGM	All
Six Months Ended June 30, 2010	Production	Recycling	Other	Total

Revenues	$187,769	$75,941	$4,622	$268,332
Depreciation and amortization	$35,046	$83	$—	$35,129
Interest income	$—	$659	$274	$933
Interest expense	$—	$—	$3,269	$3,269
Income (loss) before income taxes	$40,088	$6,266	$(17,933)	$28,421
Capital expenditures	$21,568	$2,942	$77	$24,587
Total assets	$396,028	$53,216	$318,679	$767,923

(in thousands)	Mine	PGM	All
Six Months Ended June 30, 2009	Production	Recycling	Other	Total

Revenues	$141,139	$33,959	$5,507	$180,605
Depreciation and amortization	$34,163	$89	$—	$34,252
Interest income	$—	$292	$793	$1,085
Interest expense	$—	$—	$3,458	$3,458
Income (loss) before income taxes	$5,882	$3,251	$(16,251)	$(7,118)
Capital expenditures	$25,118	$—	$70	$25,188
Total assets	$430,568	$22,119	$268,958	$721,645
NOTE 9
INVENTORIES
     For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. No adjustments were made to the inventory value in the second quarter or first six months of 2010. In accounting for inventory costs that exceeded market values, the Company reduced the aggregate inventory carrying value of certain components of its in-process and finished goods inventories by $0.1 million and $5.6 million, respectively, for inventory associated with mine production for the three- and six- month periods ended June 30, 2009, respectively.
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
     Inventories reflected in the accompanying balance sheets consisted of the following:

	June 30,	December 31,
(in thousands)	2010	2009

Metals inventory
Raw ore	$1,524	$1,163
Concentrate and in-process	31,640	23,985
Finished goods	57,485	45,537

	90,649	70,685
Materials and supplies	17,918	18,282

Total inventory	$108,567	$88,967

NOTE 10
EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised or vested and the Company’s convertible debt was converted. Reported net income was adjusted for the interest expense (including amortization expense of deferred debt fees) and the related income tax effect for the convertible debentures for the three- and six- month periods ended June 30, 2010. No adjustments were made to reported net income (loss) in the computation of basic earnings (loss) per share or diluted earnings (loss) per share for the three- and six- month periods ended June 30, 2009. The Company currently has only one class of equity shares outstanding.
     A reconciliation of the numerators and denominators of the basic and diluted per-share computations for income for the three- and six- month periods ended June 30, 2010, is shown in the following table:

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
		Weighted			Weighted
		Average			Average
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Income	$14,590			$27,949

Basic EPS
Income available to common stockholders	14,590	97,735	$0.15	27,949	97,390	$0.29

Effect of Dilutive Securities
Stock options	—	49		—	48
Nonvested shares	—	1,066		—	1,096
1.875% Convertible debentures	994	7,082		1,987	7,082

Diluted EPS
Income available to common stockholders + assumed conversions	$15,584	105,932	$0.15	$29,936	105,616	$0.28

     Outstanding options to purchase 48,450 and 5,196 shares were included in the computation of diluted earnings per share in the three- month periods ended June 30, 2010 and 2009, respectively, and outstanding options to purchase 47,935 shares were included in the computation of diluted earnings per share in the six- month period ended June 30, 2010.

     Outstanding options to purchase 478,354 and 788,765 of weighted shares of common stock were excluded from the computation of diluted earnings per share for the three- month periods ended June 30, 2010 and 2009, respectively, as the market price was lower than the exercise price, and therefore the effect would have been antidilutive. Outstanding options to purchase 488,371 of weighted shares of common stock were excluded from the computation of diluted earnings per share for the six- month periods ended June 30, 2010, as the market price was lower than the exercise price, and therefore the effect would have been antidilutive. All of the outstanding options to purchase shares were excluded from the computation of diluted earnings (loss) per share for the six- month period ended June 30, 2009, as the Company reported a net loss and so the effect would have been antidilutive as inclusion of these options would have reduced the net loss per share.
     The effect of outstanding nonvested shares was to increase diluted weighted average shares outstanding by 1,065,762 and 350,516 shares for the three- month periods ended June 30, 2010 and 2009, respectively. The effect of outstanding nonvested shares was to increase diluted weighted average shares outstanding by 1,095,766 shares for the six- month period ended June 30, 2010. Outstanding nonvested shares of 364,585 were excluded from the computation of diluted earnings (loss) per share for the six- month period ended June 30, 2009, as the Company reported a net loss and inclusion of any of these shares would have reduced the net loss per share amounts.
     All shares of common stock applicable to the outstanding convertible debentures were included in the computation of diluted weighted average shares for the three- and six- month periods ended June 30, 2010. All shares of common stock applicable to the outstanding convertible debentures were excluded from the computation of diluted weighted average shares for the three- and six- month periods ended June 30, 2009, as the net effect of assuming all the debentures were converted would have been antidilutive.
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
     At June 30, 2010, the Company believes all underground operations are in compliance with these standards through the use of blended bio-diesel fuels, post exhaust treatments, power train advances and high secondary ventilation standards. No assurance can be given that any lack of compliance will not impact the Company in the future.
     Nitrogen concentrates in groundwater have been elevated above background levels at both the Stillwater Mine and the East Boulder Mine as a result of operational activities and discharges currently authorized under permit. Noncompliance with standards have occurred in some instances and are being addressed by the Company through action plans approved by the appropriate federal and state regulatory agencies. Additionally, an Administrative Order on Consent (AOC) has been drafted in response to exceedances at the East Boulder Mine which modifies enforcement limits and provides for Agency approval of remedial actions under the compliance plan. In view of its good-faith efforts to comply and progress to date in implementing remedial and advanced treatment technologies, the Company does not believe that failure to be in strict compliance will have a material adverse effect on the Company’s financial position, results of operations and cash flows.
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
     Financial assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and 2009, consisted of the following:

(in thousands)	Fair Value Measurements
At June 30, 2010	Total	Level 1	Level 2	Level 3
Mutual funds	$824	$824	$—	$—
Investments	$148,157	$—	$148,157	$—

(in thousands)	Fair Value Measurements
At June 30, 2009	Total	Level 1	Level 2	Level 3
Mutual funds	$533	$533	$—	$—
Investments	$20,976	$—	$20,976	$—
     The fair value of mutual funds and investments is based on market prices which are readily available. Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive income (loss).
     Financial assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2010 and 2009, consisted of the following:

(in thousands)	Fair Value Measurements
At June 30, 2010	Total	Level 1	Level 2	Level 3
Convertible debentures	$154,346	$—	$154,346	$—
Exempt facility revenue bonds	$25,881	$—	$—	$25,881

(in thousands)	Fair Value Measurements
At June 30, 2009	Total	Level 1	Level 2	Level 3
Convertible debentures	$111,622	$—	$111,622	$—
Exempt facility revenue bonds	$19,244	$—	$—	$19,244
     The Company used implicit interest rates of comparable unsecured obligations to calculate the fair value of the Company’s $30 million 8% Series 2000 exempt facility industrial revenue bonds at June 30, 2010 and 2009. The Company used its current trading data to determine the fair value of the Company’s $166.5 million 1.875% convertible debentures at June 30, 2010 and 2009.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The commentary that follows should be read in conjunction with the financial statements included in this quarterly report , in the Company’s March 31, 2010 Quarterly Report on Form 10-Q and in the Company’s 2009 Annual Report on Form 10-K.
Overview
     Stillwater Mining Company (the “Company”) is a Delaware corporation, headquartered in Billings, Montana and listed on the New York Stock Exchange under the symbol SWC. The Company mines, processes, refines and markets palladium and platinum ores from two underground mines situated within the J-M Reef, an extensive trend of PGM mineralization located in Stillwater and Sweet Grass Counties in south central Montana. Ore produced from each of the mines is crushed and concentrated in a mill at each mine site. The resulting concentrates are then trucked to the Company’s smelting and refining complex in Columbus, Montana which processes the mine concentrates and also recycles spent catalyst materials received from third parties. A portion of the recycling material is purchased for the Company’s own account and the balance is toll processed on behalf of others. The finished product of the refinery is a PGM-rich filter cake which is shipped to third parties for final refining into finished metal.
     For the second quarter of 2010, the Company reported net income of $14.6 million, or $0.15 per share, higher than the $4.6 million, or $0.05 per share, reported in the second quarter 2009. Stronger realized prices in the 2010 second quarter for the Company’s primary products, palladium and platinum, more than offset substantially lower ounce production compared to the second quarter of 2009. The combined average realized prices differ from equivalent average market prices as the result of ceiling prices on a portion of the Company’s mined platinum, floor prices on the Company’s mined palladium at prices prevailing during the second quarter of 2009, small contractual discounts on metal not subject to the floors and ceilings, and selling prices based on monthly averages which generally lag the market price by one month. Mine production of platinum and palladium totaled 112,600 ounces in the 2010 second quarter, as compared to 137,700 ounces in the same period of 2009; the lower production in this year’s second quarter was primarily attributable to operational issues in the off-shaft portion of the Stillwater Mine. The Company’s total available liquidity, expressed as cash plus short-term investments, at June 30, 2010, was $228.1 million, up from $220.6 million at March 31, 2010, and $201.2 million at the end of 2009. Net working capital (including cash and investments) increased over the quarter to $316.9 million, up from $297.6 million at the end of first quarter 2010 and $269.5 million at year end 2009.
Mining Operations
     The Company’s stated operating objectives for 2010 include targeted mine production of 515,000 combined ounces of palladium and platinum at a total consolidated cash cost (a non-GAAP measure of extraction efficiency) of $360 per ounce and capital expenditures of about $50 million. After a favorable first quarter this year, the Company fell short of tracking these objectives in the second quarter, producing just 112,600 ounces of palladium and platinum at a total consolidated cash cost of $393 per ounce produced. This total cash cost per ounce was above the annual guidance, reflecting the effect on royalties and taxes of higher PGM prices, as well as lower overall mine production. Capital spending in the second quarter was $13.9 million, below the planned level of spending, as expenditures to complete the recycle crushing and sampling facility in Columbus appear to be coming in under budget.
     Second quarter 2010 palladium and platinum production at the Stillwater Mine totaled 79,200 ounces, below expectations, reflecting the anticipated lower ore grades that were discussed in the Company’s first quarter filings, but also challenges with ground support, diversion of some production resources toward ensuring safety and environmental compliance, and lower realized ore grades resulting from the mix of stopes being mined. In part because of lower mine development spending in 2009, the mine had limited flexibility to divert production into other high-grade stopes - thus resources have been diverted into mine development during this year’s second and third quarters in an effort to improve performance going forward. Further, a higher than usual proportion of mining stopes in the off-shaft area of the mine are currently either early or late in their production life - and ore grades tend to be more variable at those points in the life cycle than on average.
      In comparison, the Stillwater Mine produced 103,000 ounces of palladium and platinum in the second quarter of 2009. Stillwater Mine’s total cash costs of $387 per ounce for the second quarter of 2010 were above budgeted projections, driven by higher royalties and taxes and by lower mine production, while capital expenditures for the quarter totaled $9.1 million, slightly above plan. Total cash costs in the second quarter of 2009 were $318 per ounce and capital expenditures totaled $8.8 million. Primary development at the Stillwater Mine advanced 4,900 feet during the second quarter of 2010, ahead of plan, although this had an impact on secondary development, which at 3,100 feet, trailed behind plan. Diamond drilling footages at the Stillwater Mine totaling 73,000 feet for the second quarter of 2010 were better than planned.
     Mining performance at the East Boulder Mine through the second quarter was better than plan, with combined palladium and platinum production of 33,400 ounces, and total cash costs of $407 per ounce. In comparison, during the second quarter of 2009 the East Boulder Mine produced 34,700 ounces of palladium and platinum at total cash costs of $371 per ounce. Capital expenditures at the mine were $1.2 million in the second quarter of 2010 compared to $1.5 million in the second quarter of 2009. Actual primary development footage of 800 feet at the East Boulder Mine was slightly better than plan during the second quarter, as was secondary development of 3,400 feet in the quarter, and diamond drilling footage of 24,000 feet essentially equaled engineering projections.
     Recognizing the challenges facing the Stillwater Mine in particular for the remainder of 2010, the Company has concluded to scale back its earlier production guidance for the year from 515,000 ounces of mined palladium and platinum to 490,000 combined ounces. Average combined total cash costs are now projected to increase to $385 per ounce from the $360 per ounce prior guidance. Capital expenditures, with the approval of the Board, have been increased to $57 million from the earlier guidance of $50 million, reflecting additional infrastructure development and some tactical opportunities to expand production modestly in 2011 and 2012. Engineering assessments of mining conditions for the balance of the year suggest that ore grades are likely to remain a little lower on average than projected previously, at least until development reaches the Lower West area of the Stillwater Mine late in 2010. This is believed to be primarily a consequence of timing and has not been determined to be indicative of any longer-term trend. Once the immediate production challenges are worked through, the Company projects its fourth quarter 2010 production to be back at approximately the 515,000 ounce annual rate.
     During the second quarter of 2010, the Company also dedicated additional resources toward strengthening its mining processes. The Company currently enjoys an excellent reputation for mining safety and proactive environmental compliance, but recent MSHA and other third-party inspections had indicated further opportunity to improve in these critically important areas. Consequently, the Company has spent additional time and resources during the first six months of 2010 to ensure that all the Company’s operations continue to be maintained in a safe and environmentally compliant condition. This required diverting some resources from production, but has resulted in improved safety performance and in reduced MSHA citations.
     The Company’s sales agreement with Ford Motor Company, which expires at the end of this year, currently has committed 80% of palladium production and 70% of platinum production from mining through 2010 and contains guaranteed floor and ceiling prices for metal delivered. Metal sales under the agreement, when not affected by the guaranteed floor or ceiling prices, are priced at a slight discount to market. None of the Company’s mined palladium or platinum production after 2010 is currently under contract. The absence of the Ford agreement after 2010 will increase the Company’s financial exposure to low PGM prices.
PGM Recycling
     Along with its mine concentrates, the Company also processes spent catalyst material through its smelting and refining facilities in Columbus, Montana, recovering palladium, platinum and rhodium from these materials. For the second quarter of 2010, the Company earned $3.4 million from recycling operations on revenues of $42.3 million, reflecting a combined average realization (including rhodium) of $1,106 per sold ounce. By comparison, in the second quarter of 2009 the Company’s net income from recycling operations was $2.1 million on revenues of $12.5 million, a combined average realization of $643 per sold ounce. Total tons of recycling material processed during the 2010 second quarter, including tolled material, averaged 16.6 tons per day, up from 9.7 tons per day in the second quarter of 2009. Higher PGM prices created a stronger incentive for suppliers to collect material and the Company was able to enter into new sourcing arrangements for catalyst material with several suppliers.

     The Company enjoys certain advantages in the recycling business. The smelting and refining complex in Columbus Montana already processes mined PGM concentrates, which contain not only PGMs, but also significant quantities of nickel and copper as by-products. Consequently, the Company is able to recycle catalyst within its system at lower incremental cost. In addition, the nickel and copper in the mining concentrates act metallurgically as natural collectors of the PGMs, improving PGM recoveries significantly. Moreover, the Company also believes the physical location of its processing facilities provides a logistical advantage over smelters in Europe and South Africa. In addition, the Company is incorporating certain technological innovations that may be a source of further enhancements.
     Beginning in late 2008, the Company restructured its recycling activities, focusing on its advantages in PGM recycling while reducing its risk exposure. During 2009, the Company constructed a second, larger electric furnace in the Columbus smelter, increasing throughput capacity, improving residence times and creating backup furnace capacity in the event of planned or unforeseen outages. The Company also is currently completing the construction of a dedicated catalyst processing and sampling plant that should enable the handling of multiple batches of recycling material simultaneously. This new facility should be fully operational in August 2010. The Company’s analytical laboratory is also installing a state-of-the-art automated x-ray facility that will provide accurate results with faster turnaround times than conventional fire assay methods. New laboratory software will support this automated x-ray system as well as other laboratory processes. All of these new capabilities are expected to be in place and operational before the end of 2010. In the near future, the Company also intends to consolidate its processing and recycling operations into a new subsidiary, Stillwater Metals Company, which will focus on developing new opportunities in this industry.
     In acquiring recycled automotive catalysts, the Company sometimes advances funds to its suppliers ahead of actually receiving material in order to facilitate procurement efforts. Total outstanding procurement advances to recycling suppliers at June 30, 2010 and 2009, were $3.1 million and $2.2 million, respectively.
Strategic Considerations
     During the second quarter of 2010, PGM market prices fell. Afternoon postings by the London Bullion Metals Association for platinum and palladium were $1,532 and $446 per ounce, respectively, at June 30, 2010, down from $1,645 and $479 per ounce, respectively, at the end of first quarter 2010. The second-quarter 2010 decrease in PGM prices was likely driven by several factors, including a stronger U.S. dollar, uncertainties regarding the timing and extent of economic recovery and industrial demand growth, and some seasonality in the PGM markets. It is anticipated that there will be a continued demand from Asia for PGMs and raw materials, continued investor interest in precious metals, and gradually recovering automotive demand. With respect to supply, there has been a diminished amount of palladium exports from the Russian government stockpiles. The supply and demand factors have combined to support PGM prices this year. As discussed in the Company’s 2009 Annual Report, longer-term market fundamentals appear favorable for PGMs.
     However, it also is important to note certain risks. PGM trading volumes are relatively thin and their markets have limited liquidity, particularly in comparison to markets for other precious metals and the major base metals. Consequently, PGM prices historically have been volatile and difficult to forecast. PGM prices may be affected — favorably or unfavorably — by numerous factors, including the level of industrial demand, particularly from the automotive sector; supply factors that include changes in mine production and inventory activity; and by shifts in investor sentiment. The Company attempts to manage this volatility in several ways, including by entering into long-term supply agreements, in some cases through metal hedging, by investing in the developed state of the mines, applying rigorous cost controls and trying to maintain adequate liquidity to bridge periods when PGM prices are low.
     Automotive demand has generally continued to strengthen worldwide after a difficult year in 2009. Production of light vehicles in North America reportedly reached 6.0 million units in the first six months of 2010, up sharply from about 3.5 million units in the same period last year. While some of this growth undoubtedly reflected restocking of dealer inventories, particularly for reinstated GM and Chrysler dealerships, the restocking effect is now diminishing. Consequently, industry analysts suggest that North American demand growth is likely to slow somewhat during the second half of 2010. Reports from China suggest that auto production growth there has remained strong this year, following a record pace of growth that continued even during the worst of the economic downturn. Despite measures taken to slow the exuberant Chinese economy, it reportedly still grew at 11.1% in the first half of 2010. Chinese vehicle production in 2010 is forecasted to grow by another 21% over 2009 to 13.7 million units. Analysts are projecting worldwide light vehicle production for the full year 2010 at 67.3 million vehicles, compared to 57.5 million produced in 2009.
     In the past, a key supplementary source of palladium supply to the market has been sales out of the Russian government’s strategic stockpiles. In many years, such sales have made the difference between surplus and deficit in the palladium market. Although not formally disclosed by the Russian government, such stockpile sales of palladium generally are tracked through international trade statistics, including exports of metal to the U.S., Switzerland and the Far East. For the past two decades such exports have typically totaled between one and two million ounces annually. However, the volumes appear to have declined substantially during 2009 and 2010, thus potentially depriving the palladium market of a key source of swing supply. While the Russian government does not comment publicly on the level of its holdings and there can be no assurance that this decline in Russian palladium exports will continue, several well-placed commentators have been postulating recently that the government inventories may be nearly depleted.
     Mine production of palladium and platinum worldwide appears to be strengthening slightly in 2010 after declining modestly during 2009. North American Palladium’s Lac des Iles Mine in Canada, which was shut down for about 18 months, reopened during the 2010 second quarter, bringing about 140,000 ounces per year of palladium production back onto the market. MMC Norilsk Nickel, the large Russian mining company that produces about 50% of the world’s annual palladium output and is also the majority shareholder of the Company, has indicated its 2010 palladium production likely will be about equal to 2009. And the South African producers collectively seem to be projecting small increases in their output year-on-year, although recent operational issues there may make those increases difficult to achieve. Overall, it appears that PGM supplies remain relatively constrained, and consequently supply has not been very responsive to increases in price.
     The introduction of new platinum- and palladium-based exchange-traded-funds (“ETFs”) into the U.S. market in January of this year provided a new investment vehicle for accessing these metals. Shares in these ETFs are fully collateralized by platinum and palladium held in bank vaults, and so are essentially surrogates for owning the metals themselves. In their first six months of operation, the U.S. ETFs reportedly have garnered about 300,000 ounces of platinum and 785,000 ounces of palladium, thereby perhaps absorbing a portion of the PGM market surplus that resulted from the effect of the economic downturn on automobile production. Growth in worldwide platinum and palladium ETF holdings appears to have flattened out during the second quarter of 2010 following very strong growth in the first quarter, led by the U.S. ETFs. It is not yet clear what affect these ETFs will have on the volatility of PGM markets, although during the steep market downturn in the fourth quarter of 2008, platinum and palladium ETFs in Europe saw only minimal liquidation.
     For several years now, the Company’s management has continued to focus on three broad strategic areas of emphasis. While the specific initiatives and resources allocated to these strategic areas have been adjusted from time to time to reflect changing circumstances and occasional new insights, these fundamental strategic directions provide the basic framework for management’s efforts to strengthen the Company’s performance.
1. Transformation of Mining Processes to Continue to Be a Safe, Low-Cost Operator
     The Company has a number of operational initiatives in progress that support its objective to be a safe, low-cost operator. Experience has amply demonstrated that companies with safe operations also tend to be well managed and efficient in other important areas. The Company measures its safety performance using several criteria, including the frequency and severity of medical reportable incidents and lost-time accidents in comparison to the Company’s own historical performance and relative to other mining operations in the industry. Safety is also assessed in terms of the number and severity of citations issued by MSHA inspectors in their regular visits to the minesites. Various internal programs support the Company’s safety efforts, including annual refresher training and other training programs, pre-shift employee inspections of each work area, regular workgroup discussions of current safety issues and incidents, reporting of near misses that could have resulted in injuries, and more rarely so-called “safety stand-downs” to re-emphasize safety principles as necessary.

     The Company’s overall safety performance, in terms of medical-reportable and lost-time incidents improved in the second quarter of 2010 compared to the same period last year. Recently, MSHA has made significant changes to its inspection protocols and enforcement emphasis. Thus, the Company saw the number of safety citations it received during MSHA inspections increase significantly in the first quarter of 2010. The Company takes safety performance very seriously, and therefore responded to the increased number of citations by redirecting employees and equipment toward addressing these MSHA concerns during the second quarter. As a result, the Company received substantially fewer MSHA citations in this year’s second quarter inspections.
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
     The importance of low-cost operations takes on particular significance in view of the forthcoming expiration of the Ford Motor Company supply agreement at the end of 2010. While the Company has had various conversations during 2010 with Ford and other potential customers, it is unlikely in today’s market that the Company will replicate the existing floor prices in any new or replacement sales agreement. With the loss or restructuring of the palladium floor prices in its sales contracts, the Company’s economic fortunes will be tied more directly to PGM prices, with less pricing cushion if prices cycle downward. To date, the Company has not negotiated any material replacement PGM sales agreement for its mine production after 2010. Absent such an agreement, spot volumes of platinum and palladium equivalent to the Company’s rate of mine production are traded regularly in terminal PGM markets, and if necessary the Company believes it could sell all its mine production on a spot basis.
     As noted previously, the Company is reducing its production guidance for 2010 from 515,000 palladium and platinum ounces to 490,000 ounces, with a corresponding increase in total cash cost per ounce from $360 to $385. These adjustments are driven by challenges in the so-called “off-shaft” area of the Stillwater Mine. The off-shaft area tends to have the highest ore grades in the mine, but mining there tends to be quite manpower intensive. Based on experience to date in the stopes planned to be mined for the balance of 2010, mining conditions in this area are proving more difficult than originally expected, requiring more precautionary ground support and therefore resulting in lower productivity than normal. Further, given the reduction in new development spending during 2009, there is less flexibility to shift mining into other areas while these problems are worked through. Overall at the Stillwater Mine, ore tonnage produced year-to-date is essentially on plan, but with a higher percentage of ore coming out of the “upper-west” portion of the mine, which is lower grade than in the “off-shaft” area, total ounces of palladium and platinum produced to date are well short of plan.
     It is important to add that tonnage production in the active “upper-west” area at the Stillwater Mine and tonnage production at the East Boulder Mine both remain essentially on plan for this year. Furthermore, it appears that by 2011 a number of the current challenges allowing limited flexibility will be resolved. The installation of the Kiruna electric trucks for accessing the deeper portions of the off shaft area — a long-term project — is now nearly complete and will open up more mining alternatives in that part of the mine. Development through a nearly barren zone to the west in the Stillwater Mine also is now being completed, providing access to another new area of the mine, the “lower west” area. The Company is also exploring the possibility of resuming mining on the east side of the mine during 2011.
     Capital spending for 2010 also is being increased from the originally budgeted $50 million to about $57 million, primarily to augment development efforts at both mines. The intent is to strengthen the developed state of the mines and also to position the mines for a modest expansion of production rates going forward. Two distinct long-term strategic projects have been identified, one on the far eastern side of the Stillwater Mine and the other on the far western side of the East Boulder Mine that appear to have attractive economics at current PGM prices. Only minimal spending on these two strategic projects is planned this year, but some related up-

front work is being started. Several other, shorter-term opportunities also have been identified that can be incorporated readily into existing mine plans.
     Manpower on site remains adequate to meet the updated 2010 guidance, but the Company will need to add miners to support all of these future initiatives. While it may be a challenge to add all of the new miners needed, the Company has now resumed some recruiting efforts in an effort to meet the increased requirements.
     Ore production at the Stillwater Mine averaged 1,993 and 2,082 tons of ore per day during the second quarter and first six months of 2010, respectively; this compares to an average of 2,122 and 2,117 ore tons per day produced during the same periods of 2009, respectively. The shortfall to date in 2010 largely reflects the operational problems at the Stillwater Mine already discussed above. The rate of ore production at the East Boulder Mine averaged 1,095 and 1,115 tons per day during the second quarter and first six months of 2010, respectively compared to an average of 1,125 and 1,106 ore tons per day during the same periods of 2009, respectively.
     During the second quarter and the first six months of 2010, the Company’s mining operations produced a total of 87,000 and 186,100 ounces of palladium, respectively, and 25,600 and 55,500 ounces of platinum, respectively. For the same period in 2009, the mines produced 105,700 and 201,700 ounces of palladium and 32,000 and 60,800 ounces of platinum, respectively.
2. Market Development
     Significant sums have been spent each year for many years by a consortium of South African producers on marketing platinum. However, palladium historically has never enjoyed a comparable level of marketing support. The Company stepped into this void beginning in 2004, putting forward a comparatively modest marketing program that focused on providing technical support and image advertising at the industry level. This effort continued until the economic downturn of late 2008 and 2009, at which time it was cut back sharply, but in 2010 the Company has reinstituted its efforts, with particular emphasis on China.
     Company representatives in China provide first-hand insight into palladium activity there and maintain contact with key palladium consumers. The Company also sponsors palladium image advertising in Chinese media. China first led the recent trend toward using palladium in jewelry and remains the largest market for it. About one million ounces of palladium are consumed each year worldwide in palladium jewelry. Palladium jewelry is now available in all major markets worldwide, and in January of 2010 the U.K. mandated the hallmarking of all palladium jewelry, formally recognizing it, along with gold, silver and platinum, as a precious jewelry metal.
     Automotive applications for palladium in catalytic converters are well established for gasoline engines, but diesel engine catalytic technologies generally have utilized platinum. However, driven mostly by economics, research efforts in the auto industry have focused in recent years on how to substitute less expensive palladium for platinum in these applications. The Company has encouraged this research and closely monitored its progress. Reportedly, it is now possible in the laboratory to replace about 50% of the platinum in a diesel system with palladium on nearly a one-for-one basis, although the average proportion of palladium in vehicles now in production is probably closer to 25%.
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

3. Growth and Diversification
     The Company regularly monitors diversification opportunities in various mineral development projects, as well as potential merger or acquisition candidates and other business ventures. It also is continually seeking appropriate opportunities to diversify its existing mining and processing operations.
     Recognizing the need to broaden its base, the Company has successfully expanded its recycling operations into a distinct business segment that has become a meaningful source of income, reducing the Company’s captive reliance financially on the performance of the mines. The recycling business has utilized surplus capacity within the Company’s smelting and refining facilities to generate an additional income stream, requiring very little incremental investment in facilities. As already noted, the Company has revised its strategy in this business following the economic downturn of 2008 and 2009, seeking to capitalize more effectively on certain natural advantages that the Company enjoys in this business. In the near future, the Company’s recycling and processing operations will be consolidated into a separate subsidiary, Stillwater Metals Company.
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
RESULTS OF OPERATIONS
Three- month period ended June 30, 2010 compared to the three- month period ended June 30, 2009.
     Revenues The Company’s total revenues increased by 42.3% to $134.9 million for the second quarter of 2010 compared to $94.8 million for the second quarter of 2009. The following analysis covers key factors contributing to the increase in revenues:

SALES AND PRICE DATA

	Three Months Ended
	June 30,		Increase	Percentage
(in thousands, except for average prices)	2010	2009	(Decrease)	Change
Revenues	$134,861	$94,787	$40,074	42%

Ounces Sold:
Mine Production:
Palladium (oz.)	90	106	(16)	(15%)
Platinum (oz.)	27	30	(3)	(10%)

Total	117	136	(19)	(14%)

PGM recycling: (3)
Palladium (oz.)	18	11	7	64%
Platinum (oz.)	15	6	9	150%
Rhodium (oz.)	4	2	2	100%

Total	37	19	18	95%

Other: (4)
Palladium (oz.)	—	2	(2)	(100%)
Platinum (oz.)	—	3	(3)	(100%)

Total	—	5	(5)	(100%)

By-products from mining: (5)
Rhodium (oz.)	1	2	(1)	(50%)
Gold (oz.)	2	2	—	—
Silver (oz.)	1	1	—	—
Copper (lb.)	217	217	—	—
Nickel (lb.)	343	301	42	14%

Average realized price per ounce (1)
Mine Production:
Palladium ($/oz.)	$491	$364	$127	35%
Platinum ($/oz.)	$1,526	$1,118	$408	36%
Combined ($/oz.)(2)	$725	$530	$195	37%

PGM recycling: (3)
Palladium ($/oz.)	$444	$271	$173	64%
Platinum ($/oz.)	$1,556	$1,057	$499	47%
Rhodium ($/oz.)	$2,527	$1,284	$1,243	97%

Other: (4)
Palladium ($/oz.)	$—	$238	$(238)	(100%)
Platinum ($/oz.)	$—	$1,033	$(1,033)	(100%)

By-products from mining: (5)
Rhodium ($/oz.)	$2,660	$1,375	$1,285	93%
Gold ($/oz.)	$1,203	$920	$283	31%
Silver ($/oz.)	$18	$13	$5	38%
Copper ($/lb.)	$3.01	$1.92	$1.09	57%
Nickel ($/lb.)	$9.25	$6.80	$2.45	36%

Average market price per ounce (2)
Palladium ($/oz.)	$494	$234	$260	111%
Platinum ($/oz.)	$1,628	$1,172	$456	39%
Combined ($/oz.)(2)	$750	$440	$310	70%

(1)	The Company’s average realized price represents revenues, which include the effect of any applicable agreement floor and ceiling prices, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average of the daily London Bullion Market Association afternoon postings for the actual months of the period.

(2)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(3)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.

(4)	Ounces sold and average realized price per ounce from other relate to ounces purchased in the open market for resale.

(5)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
     Net revenues from sales of mine production were $92.6 million in the second quarter of 2010, compared to $78.8 million for the same period in 2009, a 17.5% increase. The increase in mine production revenues reflects higher average realized prices in 2010. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $725 per ounce in the second quarter of 2010, compared to $530 per ounce in the same quarter of 2009. The total quantity of mined platinum and palladium sold decreased by 14.0% to 116,700 ounces in the second quarter of 2010 compared to 135,700 ounces sold during the same time period in 2009.
     Revenues from PGM recycling more than tripled between the second quarter of 2009 and the second quarter of this year, increasing to $42.3 million in the second quarter of 2010 from $12.5 million for the same period in 2009. The increase in PGM recycling revenues is a combination of higher prices realized for PGM sales thus far in 2010 as compared to 2009, and higher volumes sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $1,106 per ounce in the second quarter of 2010, up 72.0% from $643 per ounce realized in the second quarter of last year. Recycled ounces sold increased to 36,700 ounces in the second quarter of this year from 18,300 ounces in the second quarter of 2009.
     The Company also periodically purchases PGMs for resale. No open market purchases were made in the second quarter of 2010 for re-sale. In the second quarter of 2009, revenue totaled $3.5 million on 2,700 ounces of palladium and 2,700 ounces of platinum purchased in the open market and resold at cost.
     Costs of metals sold The Company’s total costs of metals sold (before depletion, depreciation, amortization, and corporate overhead) increased to $94.2 million in the second quarter of 2010 from $65.1 million in the second quarter of 2009, a 44.7% increase. The higher cost in 2010 was driven primarily by higher volumes of recycling material purchased (and the related higher value of the contained metals) despite lower levels of mine production.
     The costs of metals sold from mine production totaled $55.0 million for the second quarter of 2010, compared to $51.1 million for the second quarter of 2009, a 7.6% increase. Much of the increase was the result of averaging relatively flat total mining costs over fewer ounces produced.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the second quarter of 2010 rose by 18.7% to $393 per ounce, compared to $331 per ounce in the second quarter of 2009. This increase was primarily the result of an 18.2% decrease in mined ounces produced between the two periods.
     The costs of metals sold from PGM recycling were $39.3 million in the second quarter of 2010, up substantially compared to $10.5 million in the second quarter of 2009. This increase was due to higher recycling volumes processed and sold and the related higher market value of the materials acquired for processing.
     The costs of metals sold from purchasing 2,700 ounces of palladium and 2,700 ounces of platinum in the second quarter of 2009 was $3.5 million. There were no comparable purchases during the second quarter of 2010.
     Production During the second quarter of 2010, the Company’s mining operations produced 112,600 ounces of PGMs, including 87,000 and 25,600 ounces of palladium and platinum, respectively. This level of production is well below the 137,700 ounces of PGMs produced in the second quarter of 2009, including 105,700 and

32,000 ounces of palladium and platinum, respectively. Production at the Stillwater Mine decreased 23.1% to 79,200 ounces in the second quarter of 2010 from 103,000 ounces in the second quarter of 2009, and production at the East Boulder Mine decreased 3.7% to 33,400 ounces from 34,700 ounces in the same period last year. The sharp production decline at the Stillwater Mine was attributable to several factors, including lower grades from the mix of stopes being mined, diversion of production resources into maintenance projects, and increased precautionary ground control measures in a key part of the off-shaft that impeded mining for several weeks.
     Marketing, general and administrative Total marketing, general and administrative expenses in the second quarter of 2010 were $8.1 million, compared to $6.8 million during the second quarter of 2009, a 19.1% increase. During the second quarter of 2010, the Company incurred higher than planned expenses from business development and marketing efforts. In the second quarter of 2009, the Company recorded a loss on its trade receivables of $0.3 million and a write-off of $0.5 million on advances for inventory purchases. No comparable losses or write-offs were recorded in the second quarter of 2010.
     Interest income and expense Total interest income for the second quarter of 2010 increased slightly to $0.5 million from $0.4 million in the corresponding quarter of 2009. Interest earned on recycling volumes in the second quarter of 2010 contributed $0.4 million to net income in comparison to $0.2 million in the second quarter of 2009. Interest expense in the second quarter of 2010 was $1.6 million, compared to $1.7 million in the second quarter of 2009.
     Other comprehensive income (loss) In the second quarter of 2010 and 2009, other comprehensive income (loss) included a total change in the fair value of available-for-sale investment securities and long-term mutual fund investments of less than $0.1 million.
Six- month period ended June 30, 2010 compared to the six- month period ended June 30, 2009.
     Revenues The Company’s total revenues increased by 48.6% to $268.3 million for the first six months of 2010 compared to $180.6 million for the same period in 2009. The following analysis covers key factors contributing to the increase in revenues:

SALES AND PRICE DATA

	Six Months Ended
	June 30,		Increase	Percentage
(in thousands, except for average prices)	2010	2009	(Decrease)	Change
Revenues	$268,332	$180,605	$87,727	49%

Ounces Sold:
Mine Production:
Palladium (oz.)	194	192	2	1%
Platinum (oz.)	58	58	—	—

Total	252	250	2	1%

PGM recycling: (3)
Palladium (oz.)	37	19	18	95%
Platinum (oz.)	29	14	15	107%
Rhodium (oz.)	7	4	3	75%

Total	73	37	36	97%

Other: (4)
Palladium (oz.)	10	12	(2)	(17%)
Platinum (oz.)	—	3	(3)	(100%)

Total	10	15	(5)	(33%)

By-products from mining: (5)
Rhodium (oz.)	2	3	(1)	(33%)
Gold (oz.)	4	4	—	—
Silver (oz.)	3	3	—	—
Copper (lb.)	478	389	89	23%
Nickel (lb.)	655	430	225	52%

Average realized price per ounce (1)
Mine Production:
Palladium ($/oz.)	$449	$364	$85	23%
Platinum ($/oz.)	$1,473	$1,037	$436	42%
Combined ($/oz.)(2)	$681	$521	$160	31%

PGM recycling: (3)
Palladium ($/oz.)	$403	$261	$142	54%
Platinum ($/oz.)	$1,475	$1,040	$435	42%
Rhodium ($/oz.)	$2,226	$2,886	$(660)	(23%)

Other: (4)
Palladium ($/oz.)	$462	$212	$250	118%
Platinum ($/oz.)	$—	$1,033	$(1,033)	(100%)

By-products from mining: (5)
Rhodium ($/oz.)	$2,540	$1,308	$1,232	94%
Gold ($/oz.)	$1,148	$923	$225	24%
Silver ($/oz.)	$17	$13	$4	31%
Copper ($/lb.)	$3.05	$1.66	$1.39	84%
Nickel ($/lb.)	$8.75	$6.32	$2.43	38%

Average market price per ounce (2)
Palladium ($/oz.)	$467	$216	$251	116%
Platinum ($/oz.)	$1,595	$1,096	$499	46%
Combined ($/oz.)(2)	$723	$421	$302	72%

(1)	The Company’s average realized price represents revenues, which include the effect of any applicable agreement floor and ceiling prices, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average of the daily London Bullion Market Association afternoon postings for the actual months of the period.

(2)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(3)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.

(4)	Ounces sold and average realized price per ounce from other relate to ounces purchased in the open market for resale.

(5)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
     Net revenues from sales of mine production were $187.8 million in the first six months of 2010, compared to $141.1 million for the same period in 2009, a 33.1% increase. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $681 per ounce in the first six months of 2010, compared to $521 per ounce in the same period of 2009. The total quantity of mined palladium and platinum sold increased slightly to 251,700 ounces in the first half of 2010, compared to 250,300 ounces sold during the same time period in 2009.
     Revenues from PGM recycling more than doubled between the first six months of 2010 and the same period in 2009, increasing to $75.9 million in the first six months of 2010, from $34.0 million for the same period in 2009. The increase in PGM recycling revenues reflects much stronger realized prices for PGM sales thus far in 2010 as compared to 2009, as well as higher volumes sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $1,003 per ounce in the first six months of 2010, up 13.3% from $885 per ounce in the first six months of last year. Recycled ounces sold also about doubled to 72,700 ounces in the first half of this year from 36,100 ounces in the same period of 2009.
     The Company also purchases PGMs for re-sale from time to time. During the first half of 2010, the Company recognized revenue of $4.6 million on 10,000 ounces of palladium purchased in the open market and re-sold at cost. In the first half of 2009, revenue from such sales totaled approximately $5.5 million on 12,300 ounces of palladium and 2,800 ounces of platinum purchased in the open market and resold at cost.
     Costs of metals sold The Company’s total costs of metals sold (before depletion, depreciation, amortization, and corporate overhead) increased to $187.7 million for the first six months of 2010, from $137.3 million for the same period of 2009, a 36.7% increase. The higher cost in 2010 was driven primarily by higher volumes of recycling material purchased (and the related higher market value of the contained metals).
     The costs of metals sold from mine production equaled $112.8 million for the first six months of 2010, compared to $100.9 million for the same period of 2009, an 11.8% increase. A portion of this increase resulted from higher expense for ad valorem severance and tax obligations as a result of higher PGM prices; the remainder reflected higher average per-ounce costs in inventory as a result of lower mine production in the 2010 period and relatively level total costs.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the first six months of 2010 increased to $378 per ounce, compared to $366 per ounce in the same period of 2009. The slight increase was attributable in part to higher expenses for royalties and taxes, the result of higher metal prices in 2010. Lower total mine production also drove up average costs per ounce.
     The costs of metals sold from PGM recycling activities more than doubled to $70.3 million in the first six months of 2010, compared to $30.9 million in the same period of 2009. Higher recycling volumes processed and sold coupled with the related higher value of the contained metal per ton to acquire recycled material contributed to the higher costs of metals sold from PGM recycling activities.
     The costs of metals sold from sales of 10,000 ounces of palladium acquired for re-sale was $4.6 million in the first six months of 2010. In comparison, the cost to acquire 12,300 ounces of palladium and 2,800 ounces of platinum in the first six months of 2009 was $5.5 million.
     Production During the first six months of 2010, the Company’s mining operations produced 241,600 ounces of PGMs, including 186,100 and 55,500 ounces of palladium and platinum, respectively. This is short of the 262,500 ounces of PGMs produced in the same period of 2009, which included 201,700 and 60,800 ounces of palladium and platinum, respectively. Production at the Stillwater Mine decreased 10.4% to 175,500 ounces in the first six months of 2010, from 195,900 ounces in the same period of 2009, while production at the East Boulder Mine decreased by just 0.8% to 66,100 ounces from 66,600 ounces over the same period. Challenges at the Stillwater Mine this year have included lower realized ore grades as a result of the mix of stopes being mined, diversion of production resources to mine maintenance, and increased precautionary ground control measures in the off-shaft area at Stillwater that impeded mining of some key areas for several weeks.
     Marketing, general and administrative Total marketing, general and administrative expenses in the first six months of 2010 were $14.9 million, compared to $13.6 million during the same period of 2009, a 9.6% increase. During the first six months of 2010, the Company incurred increased costs for business development and marketing programs. The Company recorded an impairment charge of $0.1 million to mark long-term investments in Pacific North West Capital Corp. and Benton Resources Corp. to market in the first six months of 2009. The Company also recorded a loss on its trade receivables of $0.3 million and a write down of $0.5 million on advances for inventory purchases in the first six months of 2009. There were no corresponding charges during the first six months of 2010.
     Interest income and expense Total interest income for the first six months of 2010 decreased slightly to $0.9 million from $1.1 million in the first half of 2009. Interest earned on recycling volumes in the first six months of 2010 contributed $0.7 million to net income in comparison to $0.3 million in the same period of 2009. Interest expense in the first six months of 2010 was $3.3 million, compared to $3.5 million in the same period of 2009.
     Other comprehensive income (loss) In the first six months of 2010, other comprehensive income (loss) included a total change in the fair value of available-for-sale investment securities and long-term mutual fund investments of $0.2 million. The total change in the fair value in the comparable period of 2009 was less than $0.1 million.
LIQUIDITY AND CAPITAL RESOURCES
     For the second quarter of 2010, net cash provided by operating activities was $21.1 million. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines. Mining productivity rates and ore grades in turn can affect both PGM production and cash costs of production. Net cash flow from operations also includes changes in non-cash working capital, including changes to inventories and advances.
     The Company’s financial performance is very sensitive to prices for its two principal products, palladium and platinum. For the 80% of the Company’s mined palladium that is subject to our remaining automotive supply agreement, whenever the market price is above the contractual palladium floor price a change in the market price of palladium flows through directly to cash flow from operations, subject only to (1) an offset for severance taxes and royalties on mine production which adjust upward and downward with market prices and (2) a small pricing discount on all contractual ounces sold. When the market price of palladium falls below the contractual floor, the floor price becomes the Company’s realized price on the 80% of mined palladium subject to the contract. During the second quarter of 2010, the palladium market price was consistently above the contractual floor, so the floor price had essentially no effect on the prices realized for palladium sales. Sales of the remaining 20% of palladium production not subject to the contract, normally takes place at the then-prevailing market price.
     At the PGM price levels prevailing at June 30, 2010, a change in the price of platinum generally would flow through almost dollar-for-dollar to cash flow from operations, subject only to (1) price ceilings on 14% of the mines’ platinum production to be sold under the Company’s long-term sales contract, (2) ad valorem severance taxes and royalties on mine production and (3) a small discount on the remaining ounces sold under the contract and not subject to the ceiling price. The combined effect of these price constraints, taxes and royalties would be to absorb approximately 10% of the gross realization on sales of mined platinum at recent price levels. The 30% of mined platinum production not subject to the sales agreement would normally be sold at the market price available on the date of sale.

     In its recycling activities, the Company regularly enters into fixed forward contracts that set the selling price for a significant portion of the extracted PGMs. Consequently, for outstanding recycling lots a change in the market price of platinum and palladium on sales of recycling materials would have little or no effect on margins earned from this activity or on cash flow from operations. However, a percentage change in market prices would affect margins on future lots by about the same percentage as the change in price. It normally takes existing lots of recycling material two to three months from the date of receipt to flow through to sales.
     Changes in the cash costs of production generally flow through dollar-for-dollar into cash flow from operations. A reduction due to grade in total mine production of 10%, or about 50,000 palladium and platinum ounces per year, would reduce cash flow from operations by an estimated $35.5 million per year at the price and cost levels prevailing at June 30, 2010.
     Net cash used in investing activities was $96.4 million in the second quarter of 2010, comprised of $13.9 million of capital expenditures, and an $82.6 million net increase in short-term investments. In the same period of 2009, investing activities consumed $23.1 million, comprised of $13.0 million of capital expenditures and a net $10.1 million increase in highly liquid short-term investments.
     The Company received $0.2 million in proceeds during the second quarter of 2010 from the exercise of outstanding stock options. In the second quarter of 2009, as scheduled the Company repaid the remaining $0.1 million balance on its outstanding 1989 Special Industrial Educational Impact Revenue Bonds.
     At June 30, 2010, the Company’s available cash was $80.0 million, compared to $155.1 million at March 31, 2010, and it had $196.0 million of debt outstanding, unchanged from March 31, 2010. The Company’s total debt includes $166.5 million outstanding in the form of convertible debentures due in 2028 and $29.5 million of Exempt Facility Revenue Bonds due in 2020. If highly liquid short-term investments are included with available cash, the Company’s balance sheet liquidity increases to $228.1 million at June 30, 2010, up from $220.6 million at March 31, 2010. The Company expects to pay approximately $2.8 million of interest due during the remainder of 2010 related to its outstanding debt obligations. The Company does not currently have in place any revolving credit facility or other short-term credit commitment. While the lack of a credit agreement may create vulnerability for the Company, management believes that under present circumstances the Company’s liquidity is adequate to support its existing business operations.
CONTRACTUAL OBLIGATIONS
     The Company is obligated to make future payments under various contracts such as its debt agreements. The following table represents significant contractual cash obligations and other commercial commitments and the related interest payments as of June 30, 2010:

(in thousands)	2010(1)	2011	2012	2013	2014	Thereafter	Total

Convertible debentures	$—	$—	$—	$166,500	$—	$—	$166,500
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	151	303	297	264	233	—	1,248
Asset retirement obligations	—	—	—	—	—	144,271	144,271
Payments of interest (2)	2,761	5,522	5,522	3,961	2,400	13,200	33,366
Other noncurrent liabilities	—	10,926	—	—	—	—	10,926

Total	$2,912	$16,751	$5,819	$170,725	$2,633	$187,471	$386,311

(1)	Amounts represent cash obligations for July-December 2010.

(2)	Interest payments on the convertible debentures noted in the above table are calculated up to March 15, 2013, the date the holders of the debentures can exercise their put option.
     Interest payments noted in the table above assume all are based on fixed rates of interest. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2011 include workers’ compensation costs, property taxes and severance taxes.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “desires,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Such statements include, but are not limited to, comments regarding the effects of restructuring the Company’s operations and maintaining a skilled work force; the global automotive market and the health of the automobile manufacturers; expansion plans and realignment of operations; costs, grade, production and recovery rates; permitting; labor matters; financing needs and the terms of future credit facilities; capital expenditures; increases in processing capacity; cost reduction measures; safety performance; timing for engineering studies; environmental permitting and compliance; litigation exposures; and anticipated changes in global supply and demand and prices for PGM materials. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the Company’s 2009 Annual Report on Form 10-K on file with the United States Securities and Exchange Commission and available on the Company’s website.
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

Stillwater Mining Company
Key Factors
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
OPERATING AND COST DATA FOR MINE PRODUCTION

Consolidated :
Ounces produced (000)
Palladium	87	106	186	202
Platinum	26	32	56	61

Total	113	138	242	263

Tons milled (000)	263	270	534	533
Mill head grade (ounce per ton)	0.46	0.55	0.48	0.53

Sub-grade tons milled (000) (1)	22	25	46	46
Sub-grade tons mill head grade (ounce per ton)	0.14	0.18	0.17	0.18

Total tons milled (000) (1)	285	295	580	579
Combined mill head grade (ounce per ton)	0.44	0.52	0.46	0.50
Total mill recovery (%)	91	91	91	91

Total operating costs per ounce (Non-GAAP) (2)	$321	$279	$310	$315
Total cash costs per ounce (Non-GAAP) (2)	$393	$331	$378	$366
Total production costs per ounce (Non-GAAP) (2)	$540	$457	$521	$497

Total operating costs per ton milled (Non-GAAP) (2)	$126	$130	$129	$143
Total cash costs per ton milled (Non-GAAP) (2)	$155	$155	$157	$166
Total production costs per ton milled (Non-GAAP) (2)	$213	$214	$217	$225

Stillwater Mine :
Ounces produced (000)
Palladium	61	79	135	150
Platinum	18	24	41	46

Total	79	103	176	196

Tons milled (000)	166	181	345	361
Mill head grade (ounce per ton)	0.51	0.61	0.54	0.59

Sub-grade tons milled (000) (1)	20	12	35	22
Sub-grade tons mill head grade (ounce per ton)	0.15	0.17	0.16	0.17

Total tons milled (000) (1)	186	193	381	383
Combined mill head grade (ounce per ton)	0.47	0.59	0.51	0.56
Total mill recovery (%)	92	91	92	92

Total operating costs per ounce (Non-GAAP) (2)	$316	$270	$296	$305
Total cash costs per ounce (Non-GAAP) (2)	$387	$318	$361	$351
Total production costs per ounce (Non-GAAP) (2)	$532	$433	$496	$470

Total operating costs per ton milled (Non-GAAP) (2)	$135	$144	$136	$156
Total cash costs per ton milled (Non-GAAP) (2)	$165	$169	$166	$179
Total production costs per ton milled (Non-GAAP) (2)	$227	$231	$229	$240

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
OPERATING AND COST DATA FOR MINE PRODUCTION (Continued)

East Boulder Mine :
Ounces produced (000)
Palladium	26	27	51	52
Platinum	8	8	15	15

Total	34	35	66	67

Tons milled (000)	97	89	189	173
Mill head grade (ounce per ton)	0.38	0.41	0.38	0.41

Sub-grade tons milled (000) (1)	3	12	10	23
Sub-grade tons mill head grade (ounce per ton)	0.09	0.19	0.18	0.19

Total tons milled (000) (1)	100	102	199	196
Combined mill head grade (ounce per ton)	0.37	0.39	0.37	0.38
Total mill recovery (%)	90	89	90	89

Total operating costs per ounce (Non-GAAP) (2)	$331	$306	$347	$347
Total cash costs per ounce (Non-GAAP) (2)	$407	$371	$423	$411
Total production costs per ounce (Non-GAAP) (2)	$562	$530	$589	$577

Total operating costs per ton milled (Non-GAAP) (2)	$110	$104	$115	$118
Total cash costs per ton milled (Non-GAAP) (2)	$136	$127	$140	$140
Total production costs per ton milled (Non-GAAP) (2)	$187	$181	$196	$196

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, where noted)	2010	2009	2010	2009
SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium (oz.)	90	106	194	192
Platinum (oz.)	27	30	58	58

Total	117	136	252	250

PGM recycling: (5)
Palladium (oz.)	18	11	37	19
Platinum (oz.)	15	6	29	14
Rhodium (oz.)	4	2	7	4

Total	37	19	73	37

Other: (6)
Palladium (oz.)	—	2	10	12
Platinum (oz.)	—	3	—	3

Total	—	5	10	15

By-products from mining: (7)
Rhodium (oz.)	1	2	2	3
Gold (oz.)	2	2	4	4
Silver (oz.)	1	1	3	3
Copper (lb.)	217	217	478	389
Nickel (lb.)	343	301	655	430

Average realized price per ounce (3)
Mine production:
Palladium ($/oz.)	$491	$364	$449	$364
Platinum ($/oz.)	$1,526	$1,118	$1,473	$1,037
Combined ($/oz)(4)	$725	$530	$681	$521

PGM recycling: (5)
Palladium ($/oz.)	$444	$271	$403	$261
Platinum ($/oz.)	$1,556	$1,057	$1,475	$1,040
Rhodium ($/oz)	$2,527	$1,284	$2,226	$2,886

Other: (6)
Palladium ($/oz.)	$—	$238	$462	$212
Platinum ($/oz.)	$—	$1,033	$—	$1,033

By-products from mining: (7)
Rhodium ($/oz.)	$2,660	$1,375	$2,540	$1,308
Gold ($/oz.)	$1,203	$920	$1,148	$923
Silver ($/oz.)	$18	$13	$17	$13
Copper ($/lb.)	$3.01	$1.92	$3.05	$1.66
Nickel ($/lb.)	$9.25	$6.80	$8.75	$6.32

Average market price per ounce (3)
Palladium ($/oz.)	$494	$234	$467	$216
Platinum ($/oz.)	$1,628	$1,172	$1,595	$1,096
Combined ($/oz)(4)	$750	$440	$723	$421

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only. See “Proven and Probable Ore Reserves — Discussion” in the Company’s 2009 Annual Report on Form 10-K for further information.

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

Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$36,093	$38,409	$74,834	$82,748
Royalties, taxes and other	8,154	7,149	16,416	13,303

Total cash costs (Non-GAAP)	$44,247	$45,558	$91,250	$96,051
Asset retirement costs	133	150	263	297
Depletion, depreciation and amortization	16,589	17,043	35,045	34,163
Depletion, depreciation and amortization (in inventory)	(136)	185	(577)	(56)

Total production costs (Non-GAAP)	$60,833	$62,936	$125,981	$130,455
Change in product inventories	(653)	(36)	4,038	(3,654)
Cost of PGM recycling	39,256	10,541	70,251	30,910
PGM recycling — depreciation	39	44	83	89
Add: Profit from PGM recycling	3,367	1,723	6,266	2,979

Total consolidated costs of revenues (2)	$102,842	$75,208	$206,619	$160,779

Stillwater Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$25,057	$27,813	$51,922	$59,637
Royalties, taxes and other	5,609	4,896	11,400	9,044

Total cash costs (Non-GAAP)	$30,666	$32,709	$63,322	$68,681
Asset retirement costs	123	126	244	249
Depletion, depreciation and amortization	11,305	11,499	24,002	22,781
Depletion, depreciation and amortization (in inventory)	(1)	215	(520)	319

Total production costs (Non-GAAP)	$42,093	$44,549	$87,048	$92,030
Change in product inventories	(417)	(2,354)	51	(5,367)
Add: Profit from PGM recycling	2,370	1,288	4,535	2,230

Total costs of revenues	$44,046	$43,483	$91,634	$88,893

East Boulder Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$11,036	$10,596	$22,912	$23,111
Royalties, taxes and other	2,545	2,253	5,016	4,259

Total cash costs (Non-GAAP)	$13,581	$12,849	$27,928	$27,370
Asset retirement costs	10	24	19	48
Depletion, depreciation and amortization	5,284	5,544	11,043	11,382
Depletion, depreciation and amortization (in inventory)	(135)	(30)	(57)	(375)

Total production costs (Non-GAAP)	$18,740	$18,387	$38,933	$38,425
Change in product inventories	(236)	(1,153)	(635)	(3,785)
Add: Profit from PGM recycling	997	435	1,731	749

Total costs of revenues	$19,501	$17,669	$40,029	$35,389

PGM recycling and Other (1)
Reconciliation to costs of revenues:
Cost of open market purchases	$—	$3,471	$4,622	$5,498
PGM recycling — depreciation	39	44	83	89
Cost of PGM recycling	39,256	10,541	70,251	30,910

Total costs of revenues	$39,295	$14,056	$74,956	$36,497

(1)	PGM recycling and Other include PGM recycling and metal purchased on the open market for re-sale.

(2)	Revenues from the sale of mined by-products are credited against gross production costs for Non-GAAP presentation. Revenues from the sale of mined by-products are reported on the Company’s financial statements as mined revenue and are included in consolidated costs of revenues. Total costs of revenues in the above table have been reduced by $8.0 million and $7.0 million for the second quarter of 2010 and 2009, respectively. Total costs of revenues in the above table have been reduced by $16.2 million and $10.8 million for the first six months of 2010 and 2009, respectively.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company is exposed to market risk, including the effects of adverse changes in metal prices and interest rates as discussed below.
Commodity Price Risk
     The Company produces and sells palladium, platinum and associated by-product metals directly to its customers and also through third parties. As a result, financial performance can be materially affected when prices for these commodities fluctuate. In order to manage commodity price risk and to reduce the impact of fluctuation in prices, the Company has entered into long-term agreements with suppliers and customers, from time to time has employed various derivative financial instruments and attempts to maintain adequate liquidity to sustain operations during a downturn in PGM prices. Because the Company hedges only with instruments that have a high correlation with the value of the hedged transactions, changes in the fair value of the derivatives are expected to be highly effective in offsetting changes in the value of the hedged transaction.
     The Company’s remaining long-term automotive supply agreement with Ford Motor Company is scheduled to expire on December 31, 2010. The floor prices in that agreement apply to 70% of the Company’s mined platinum ounces and 80% of the Company’s mined palladium ounces. If the Ford agreement is not renegotiated or replaced on terms similar to those in the existing agreement, then once the existing agreement expires, the Company’s mining revenues will be more fully exposed to prevailing market prices. In the current economic environment, the Company believes it is unlikely that any replacement PGM supply agreement, whether or not with Ford, will include terms comparable to those in the existing agreement. Consequently, without these pricing provisions, the risk will increase that the Company may not be able to operate profitably during future downturns in PGM prices.
     The Company from time to time enters into fixed forward sales and financially settled forward sales transactions that may or may not be accounted for as cash-flow hedges to mitigate the price risk in its PGM recycling and mine production activities. In the fixed forward transactions, normally metals contained in the spent catalytic materials are sold forward at the time the materials are purchased and then are delivered against the fixed forward contracts when the finished ounces are recovered. The Company believes it qualifies for the exception and has elected to account for these transactions as normal purchases and normal sales.
     Financially settled forward sales provide another mechanism to offset fluctuations in metal prices associated with future production, particularly in circumstances where the Company elects to retain control of the final disposition of the metal. In financially settled forward sales, the parties agree in advance to a net financial settlement in the future based on the difference between the market price of the metal on the settlement date and a forward price set at inception. Consequently, at the settlement date, the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. No metal changes hands between the parties in these financially settled transactions. The Company generally has accounted for financial settled forward transactions as cash flow hedges, as they are not eligible for treatment as normal purchases and normal sales. However, if the Company determines not to document them as cash flow hedges, these transactions are marked to market in each accounting period and the realized and unrealized gains or losses are recognized in net income in each period. As of June 30, 2010 and 2009, the Company was not party to any financially settled forward agreements.
     From time to time the Company also has entered into financially settled forwards related to its recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses on such transactions are recognized in net income in each period.
Interest Rate Risk
     At June 30, 2010, all of the Company’s outstanding long-term debt was subject to fixed rates of interest. Interest income on payments to the Company’s recycling suppliers is generally linked to short-term inter-bank rates.

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
(b) Internal Control Over Financial Reporting.
     In reviewing internal control over financial reporting as of June 30, 2010, management determined that during the second quarter of 2010 there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

STILLWATER MINING COMPANY (Registrant)
Date: July 28, 2010	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2010	By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, dated, July 28, 2010

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, dated, July 28, 2010

32.1	Section 1350 Certification, dated, July 28, 2010

32.2	Section 1350 Certification, dated, July 28, 2010

101	The following materials from the Quarterly Report on Form 10-Q of Stillwater Mining Company for the three- and six- month periods ended June 30, 2010 and 2009, filed on July, 28, 2010, formatted in XBRL (extensible Business Reporting Language): (i) Statements of Operations and Comprehensive Income (Loss), (ii) Balance Sheets, (iii) Statements of Cash Flows, (iv) document and entity information, and (v) related notes to these financial statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL document is unaudited and these are not the officially publicly filed financial statements of Stillwater Mining Company. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.