Form 10-Q
period 2010-09-30
STILLWATER MINING CO /DE/
filed 2010-10-29
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
At October 19, 2010 the Company had outstanding 97,899,036 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2010
INDEX

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	40
Item 4.	Controls and Procedures	41
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 5.	Other Information	42
Item 6.	Exhibits	42
SIGNATURES		42
CERTIFICATIONS		43
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
Stillwater Mining Company
Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Mine production	$88,222	$85,552	$275,991	$226,691
PGM recycling	54,650	26,207	130,591	60,166
Other	—	245	4,622	5,752

Total revenues	142,872	112,004	411,204	292,609

Costs and expenses
Costs of metals sold
Mine production	58,203	55,816	171,046	156,754
PGM recycling	51,686	24,698	121,937	55,608
Other	—	243	4,622	5,741

Total costs of metals sold	109,889	80,757	297,605	218,103

Depletion, depreciation and amortization
Mine production	17,951	18,504	52,997	52,667
PGM recycling	129	45	212	134

Total depletion, depreciation and amortization	18,080	18,549	53,209	52,801

Total costs of revenues	127,969	99,306	350,814	270,904

Marketing	404	367	1,679	1,602
General and administrative	8,042	6,404	21,714	18,770
(Gain)/loss on disposal of property, plant and equipment	29	402	(179)	602

Total costs and expenses	136,444	106,479	374,028	291,878

Operating income	6,428	5,525	37,176	731

Other income (expense)
Other	(20)	27	(11)	76
Interest income	636	386	1,569	1,471
Interest expense	(1,633)	(1,724)	(4,902)	(5,182)

Income (loss) before income tax benefit	5,411	4,214	33,832	(2,904)

Income tax benefit	472	—	—	—

Net income (loss)	$5,883	$4,214	$33,832	$(2,904)

Other comprehensive income (loss), net of tax	(200)	92	(378)	139

Comprehensive income (loss)	$5,683	$4,306	$33,454	$(2,765)

Weighted average common shares outstanding
Basic	97,809	94,579	97,531	94,257
Diluted	99,022	95,401	98,685	94,257

Basic earnings (loss) per share

Net income (loss)	$0.06	$0.04	$0.35	$(0.03)

Diluted earnings (loss) per share

Net income (loss)	$0.06	$0.04	$0.34	$(0.03)

See accompanying notes to financial statements

Stillwater Mining Company
Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$56,692	$166,656
Investments, at fair market value	202,260	34,515
Inventories	95,456	88,967
Trade receivables	6,016	2,073
Deferred income taxes	18,951	18,130
Other current assets	7,893	8,680

Total current assets	387,268	319,021

Property, plant and equipment, net of $363,396 and $311,449 of accumulated depletion, depreciation and amortization	340,596	358,866
Restricted cash	38,070	38,045
Other noncurrent assets	12,304	9,263

Total assets	$778,238	$725,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$15,432	$8,901
Accrued compensation and benefits	25,057	26,481
Property, production and franchise taxes payable	9,011	10,405
Other current liabilities	2,903	3,689

Total current liabilities	52,403	49,476

Long-term debt	196,002	195,977
Deferred income taxes	18,951	18,130
Accrued workers compensation	7,360	4,737
Asset retirement obligation	6,608	6,209
Other noncurrent liabilities	6,580	3,855

Total liabilities	287,904	278,384

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 97,867,420 and 96,732,185 shares issued and outstanding	978	967
Paid-in capital	684,927	674,869
Accumulated deficit	(195,103)	(228,935)
Accumulated other comprehensive loss	(468)	(90)

Total stockholders’ equity	490,334	446,811

Total liabilities and stockholders’ equity	$778,238	$725,195

See accompanying notes to financial statements

Stillwater Mining Company
Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Cash flows from operating activities
Net income (loss)	$5,883	$4,214	$33,832	$(2,904)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	18,080	18,549	53,209	52,801
Lower of cost or market inventory adjustment	—	982	—	6,613
(Gain)/loss on disposal of property, plant and equipment	29	402	(179)	602
Accretion of asset retirement obligation	136	153	399	450
Amortization of debt issuance costs	244	264	734	793
Stock based compensation and other benefits	4,083	3,167	9,571	8,479

Changes in operating assets and liabilities:
Inventories	13,754	3,865	(6,425)	(9,689)
Trade receivables	279	162	(3,943)	212
Accrued compensation and benefits	(976)	35	(1,432)	1,094
Accounts payable	1,148	(4,791)	6,531	(4,877)
Property, production and franchise taxes payable	690	1,420	1,331	1,070
Workers compensation	874	(1,101)	2,623	(2,024)
Restricted cash	—	2,100	(25)	(350)
Other	228	2,248	(909)	(589)

Net cash provided by operating activities	44,452	31,669	95,317	51,681

Cash flows from investing activities
Capital expenditures	(10,935)	(7,094)	(35,522)	(32,282)
Purchases of long-term investments	(2,941)	—	(2,941)	—
Proceeds from disposal of property, plant and equipment	192	149	457	195
Purchases of short-term investments	(61,111)	—	(187,743)	(20,947)
Proceeds from maturities of short-term investments	6,989	1,995	19,962	20,781

Net cash used in investing activities	(67,806)	(4,950)	(205,787)	(32,253)

Cash flows from financing activities
Principal payments on debt	—	—	—	(97)
Issuance of common stock	65	—	506	—

Net cash provided by (used in) financing activities	65	—	506	(97)

Cash and cash equivalents
Net increase (decrease)	(23,289)	26,719	(109,964)	19,331
Balance at beginning of period	79,981	154,407	166,656	161,795

Balance at end of period	$56,692	$181,126	$56,692	$181,126

See accompanying notes to financial statements

Stillwater Mining Company
Notes to Financial Statements
(Unaudited)
NOTE 1
GENERAL
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of September 30, 2010, and the results of its operations and its cash flows for the three- and nine- month periods ended September 30, 2010 and 2009. The results of operations for the first nine months of 2010 are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements in this quarterly report should be read in conjunction with the financial statements and notes thereto included in the Company’s previously filed 2010 Quarterly Reports on Form 10-Q and in the Company’s 2009 Annual Report on Form 10-K.
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
NOTE 2
SALES
Mine Production
     The Company mines and processes ores containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to third party refineries for final processing from where they are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity (rhodium of 99.9%) in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product precious metals are normally sold at market prices to customers, brokers or outside refiners. By-products of copper and nickel are produced by the Company at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are included in revenues from mine production.
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
     The sales agreement contains termination provisions that allow Ford Motor Company to terminate in the event the Company breaches certain provisions of the agreement and the Company does not cure the breach within specified periods ranging from 10 to 30 days of notice.

PGM Recycling
     The Company purchases spent catalyst materials from third parties and processes these materials in its facilities in Columbus, Montana to recover palladium, platinum and rhodium for sale. It also accepts material supplied from third parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company has entered into sourcing arrangements for catalyst material with several suppliers. Under these sourcing arrangements as currently structured, the Company in some cases may advance cash against a shipment of material shortly before actually receiving the physical shipment. These advances are included in Other assets on the Company’s balance sheet until such time as the material has been physically received and title has transferred to the Company. The Company holds a security interest in materials procured by its largest supplier that have not been received by the Company. Once the material is physically received and title has transferred, the associated advance is reclassified from Other assets into Inventories. Finance charges collected on advances and inventories prior to being earned are included in Other current liabilities on the Company’s balance sheet. Finance charges are reclassed from Other current liabilities to Interest income ratably from the time the advance was made until the outturn date of the inventory.
     At the same time the Company purchases recycling material, it typically enters into a fixed forward contract for future delivery of the PGMs contained in the recycled material at a price consistent with the purchase cost of the recycled material. The contract commits the Company to deliver finished metal on a specified date that normally corresponds to the expected out-turn date for the metal from the final refiner. The purpose of this arrangement is to eliminate the Company’s exposure to fluctuations in market prices during processing, while at the same time creating an obligation for the Company to deliver metal at a future point in time that could be subject to operational risks. If the Company were unable to complete the processing of the recycled material by the contractual delivery date, it could be required to purchase finished metal in the open market to cover its delivery commitments, and then would bear the cost (or benefit) of any change in the market price relative to the price stipulated in the delivery contract.
Other
     The Company makes other open market purchases of PGMs from time to time for resale to third parties. The Company made no open market purchases in the three- month period ended September 30, 2010. The Company recognized revenue of $0.2 million on 400 ounces of PGMs that were purchased in the open market and resold for the three- month period ended September 30, 2009. Approximately 10,000 ounces and 15,500 ounces of PGMs were bought and resold at cost for the nine- month periods ended September 30, 2010 and 2009, respectively, resulting in revenue of $4.6 million and $5.8 million, respectively.
Total Sales
     Total sales to significant customers as a percentage of total revenues for the three- and nine- month periods ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Customer A	43%	50%	48%	53%
Customer B	19%	23%	19%	21%
Customer C	16%	*	11%	*
Customer D	*	12%	*	*

	78%	85%	78%	74%

*	Represents less than 10% of total revenues

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
Commodity Derivatives
     The Company customarily enters into fixed forward contracts and on occasion it also enters into financially settled forward contracts to offset the price risk in its PGM recycling activity. From time to time, it also enters into these types of contracts on portions of its mine production. Under these customary fixed forward transactions, the Company agrees to deliver a stated quantity of metal on a specific future date at a price stipulated in advance. The Company uses fixed forward transactions primarily to price in advance the metals acquired for processing in its recycling segment. Under the occasional financially settled forward transactions, at each settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price and the Company pays the difference between the forward price and the market price if the market price is above the forward price. These financially settled forward contracts are settled in cash at maturity and do not require physical delivery of metal at settlement. The Company will typically use financially settled forward contracts with third parties to reduce its exposure to price risk on metal it is obligated to deliver under long-term sales agreements.
Mine Production
     At present the Company has not entered into derivative instruments to hedge its mined production.
PGM Recycling
     The Company customarily enters into fixed forward sales relating to PGM recycling of catalyst materials. The metals from PGM recycled materials are typically sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. All of these fixed forward sales contracts open at September 30, 2010, will settle at various periods through January 2011. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. As of September 30, 2010, no such margin deposits were outstanding or due.
     Occasionally, the Company also enters into financially settled forward contracts on recycled materials for which it hasn’t entered into a fixed forward sale. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal on a specific future date. No financially settled forward contracts were entered into during the third quarter of 2010. The Company generally has not designated these contracts as cash flow hedges, so they are marked to market at the end of each accounting period. The change in the fair value of the derivatives is reflected in the income statement.
     The following is a summary of the Company’s commodity derivatives as of September 30, 2010:
PGM Recycling:
Fixed Forwards

	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price
Fourth Quarter 2010	12,398	$1,549	15,216	$495	2,892	$2,261
First Quarter 2011	1,235	$1,630	1,455	$548	696	$2,216

     The following is the Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income (Loss) for the Three- and Nine-month periods Ended September 30, 2010 and 2009:
(in thousands)

	Location of	Amount of Gain or (Loss) Recognized in Income
Derivatives Not	Gain/(Loss)	Three months ended		Nine months ended
Designated as Cash	Recognized in	September 30,		September 30,
Flow Hedges	Income	2010	2009	2010	2009
Fixed forward contracts	Other revenue	$—	$—	$—	$5
Fixed forward contracts	Other revenue	$—	$—	$—	$(2)
Fixed forward contracts	PGM recycling revenue	$—	$—	$—	$243
Fixed forward contracts	PGM recycling revenue	$—	$—	$—	$(47)
Fair Value of Derivative Instruments
(in thousands)
As of September 30,

Derivatives Not	Asset Derivatives			Liability Derivatives
Designated as Cash	Balance Sheet	Fair Value		Balance Sheet	Fair Value
Flow Hedges	Location	2010	2009	Location	2010	2009
Fixed forward contracts		$—	$—	Other current liabilities	$—	$(3)
NOTE 4
SHARE-BASED COMPENSATION
Stock Plans
     The Company sponsors stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. The Company has options outstanding under three separate plans: the 1994 Incentive Plan, the General Plan and the 2004 Equity Incentive Plan. The 1994 Incentive Plan and the General Plan have been terminated. While no additional options may be issued under the two terminated plans, options issued prior to plan termination remain outstanding. Authorized shares of common stock have been reserved for options that were issued prior to the expiration of the 1994 Incentive Plan and the General Plan. At inception of the plans, approximately 7.8 million shares of common stock were authorized for issuance under the Plans, including approximately 5.2 million, 1.4 million and 1.2 million shares were authorized for the 2004 Equity Incentive Plan, the General Plan and the 1994 Incentive Plan, respectively. Options for approximately 1.5 million shares were available and reserved for grant under the 2004 Equity Incentive Plan as of September 30, 2010.
     The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise period, vesting period and all other terms of instruments issued under the Plans. Directors’ options vest over a six-month period after date of grant. Employees’ options vest ratably over a three-year period after date of grant. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. The Company received $0.1 million and $0.5 million in cash from the exercise of stock options in the three- and nine- month periods ended September 30, 2010, respectively. No stock options were exercised in the three- and nine- month periods ended September 30, 2009.
Stock Options
     The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant using a Black-Scholes option pricing model. Stock option grants to employees generally vest in annual installments over a three year period. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture. The compensation expense, recorded in general and administrative expense, related to the fair value of stock options during the three- month periods ended September 30, 2010 and 2009, was $38,400 and $49,300, respectively, and $112,300 and $197,200 during the nine- month periods ended September 30, 2010 and 2009, respectively. Total compensation expense related to nonvested stock options not yet recognized is $36,200, $81,100, $27,500 and $6,600 for the remaining three months of 2010 and for years 2011, 2012 and 2013, respectively.
Nonvested Shares
     Nonvested shares granted to non-management directors, certain members of management and other employees as of September 30, 2010 and 2009, along with the related compensation expense are detailed in the following table:

				Compensation Expense				Compensation Expense
		Nonvested	Market	Three Months Ended				Nine Months Ended
		Shares	Value on	September 30,				September 30,
Grant Date	Vesting Date	Granted	Grant Date	2010		2009		2010		2009
April 27, 2006	April 27, 2009	288,331	$4,731,512	$—		$—		$—		$421,524
February 22, 2007	February 22, 2010	426,514	$5,433,788	$—		$353,144	(2)	$234,618	(1)	$1,051,521	(2)
February 4, 2008	February 4, 2011	16,741	$225,000	$43,933	(1)	$18,828		$81,589	(1)	$56,484
March 6, 2008	March 6, 2011	287,592	$5,283,065	$383,631	(1)	$427,288	(2)	$1,232,434	(1)	$1,271,990	(2)
December 9, 2008	June 9, 2009	12,987	$40,000	$—		$—		$—		$33,333
January 26, 2009	July 26, 2009	9,852	$40,000	$—		$5,714		$—		$40,000
May 7, 2009	November 7, 2009	55,656	$320,022	$—		$176,457	(3)	$—		$270,685	(3)
March 14, 2009	March 14, 2012	642,000	$1,964,520	$348,692	(1)	$163,625		$675,942	(1)	$359,513
April 16, 2009	March 14, 2012	328,819	$1,624,366	$178,578	(1)	$139,403		$447,778	(1)	$254,570
April 16, 2009	March 14, 2010	375,404	$1,854,496	$—		$547,942	(2)	$369,223	(1)	$962,552	(2)
August 5, 2009	February 5, 2010	5,857	$40,000	$—		$12,174		$7,827		$12,174
September 21, 2009	March 21, 2010	5,070	$40,000	$—		$1,989		$17,680		$1,989
February 18, 2010	February 18, 2013	604,775	$7,106,106	$1,665,420	(1)	$—		$2,522,372	(1)	$—
April 13, 2010	February 12, 2011	17,118	$260,536	$68,852	(1)	$—		$133,738	(1)	$—
April 13, 2010	February 12, 2013	73,535	$1,119,203	$152,663	(1)	$—		$235,589	(1)	$—
May 4, 2010	November 4, 2010	27,384	$400,080	$200,040		$—		$324,509		$—

Total compensation expense of nonvested shares				$3,041,809		$1,846,564		$6,283,299		$4,736,335

(1)	Compensation expense in the third quarter and the first nine months of 2010 was reduced by $47,400 and $86,400, respectively, for forfeiture of 3,700 and 14,900 nonvested shares, respectively, granted in 2010, 2009, 2008 and 2007 to certain members of management and other employees who terminated employment in 2010. Additional compensation expense was recognized in the third quarter of 2010 of $1,492,300 due to immediate vesting of 277,400 nonvested shares granted in 2010, 2009, and 2008 to certain members of management and other employees who terminated employment in 2010.

(2)	Compensation expense in the third quarter and the first nine months of 2009 was reduced by $8,500 and $47,300, respectively, for forfeiture of 1,900 and 9,300 nonvested shares, respectively, granted in 2009, 2008 and 2007 to certain members of management and other employees who terminated employment in 2009. Additional compensation expense was recognized in the third quarter of 2009 of $43,900 due to immediate vesting of 17,200 nonvested shares granted on April 16, 2009 to certain employees.

(3)	A total of 13,914 nonvested shares granted on May 7, 2009, to two non-management directors immediately vested during the third quarter of 2009 upon their resignation from the Company’s Board of Directors. Additional compensation expense recognized in the third quarter of 2009 was $16,500.
NOTE 5
INCOME TAXES
     The Company determines income taxes using the asset and liability approach which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. At September 30, 2010, the Company has net operating loss carryforwards (NOLs), which expire at various times in years 2010 through 2030. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers, more likely than not, will not be realized. As of September 30, 2010, the Company has no accrual for its estimated alternative minimum tax (“AMT”) obligations associated with earnings for the three-month and nine-month periods ended September 30, 2010. Based on the new tax legislation, alternative minimum tax provisions accrued in the first and second quarters of 2010 were reversed at September 30, 2010. The Company now projects all of the 2010 AMT income will be offset with AMT NOLs. No income tax provision was recognized for the comparable periods ended September 30, 2009. Changes in the Company’s net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.
     The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax provision in the Statements of Operations and Comprehensive Income (Loss). There was no interest or penalties for the three- and nine-month periods ended September 30, 2010 and 2009. The tax years subject to examination by the taxing authorities are the years ending December 31, 2009, 2008, 2007 and 2006.
NOTE 6
COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income (loss). As of September 30, 2010 and 2009, such items consisted of unrealized losses on available-for-sale marketable securities.
     The following summary sets forth the changes in Accumulated other comprehensive income (loss) in stockholders’ equity for the first nine months of 2010 and 2009:

(in thousands)

Accumulated Other
Nine Months Ended September 30, 2010	Comprehensive Income (Loss)
Balance at December 31, 2009	$(90)

Reclassification to earnings	—
Change in value	(194)

Comprehensive income (loss)	$(194)

Balance at March 31, 2010	$(284)

Reclassification to earnings	—
Change in value	16

Comprehensive income (loss)	$16

Balance at June 30, 2010	$(268)

Reclassification to earnings	—
Change in value	(200)

Comprehensive income (loss)	$(200)

Balance at September 30, 2010	$(468)

(in thousands)

Accumulated Other
Nine Months Ended September 30, 2009	Comprehensive Income (Loss)
Balance at December 31, 2008	$(160)

Reclassification to earnings	—
Change in value	(34)

Comprehensive income (loss)	$(34)

Balance at March 31, 2009	$(194)

Reclassification to earnings	—
Change in value	81

Comprehensive income (loss)	$81

Balance at June 30, 2009	$(113)

Reclassification to earnings	—
Change in value	92

Comprehensive income (loss)	$92

Balance at September 30, 2009	$(21)

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

     In October 2009, the Company undertook the exchange of $15 million face amount of the convertible debentures for 1.84 million shares of the Company’s common stock. The debentures so acquired were retired. There is $166.5 million face value of the debentures outstanding as of September 30, 2010.
     Amortization expense related to the issuance costs of the debentures was $0.2 million and $0.3 million for the three- month periods ended September 30, 2010 and 2009, respectively, and $0.7 million and $0.8 million for the nine- month periods ended September 30, 2010 and 2009, respectively. The interest expense on the debentures was $0.8 million and $0.9 million, respectively, for the three- month periods ended September 30, 2010 and 2009, and $2.3 million and $2.6 million, respectively, for the nine- month periods ended September 30, 2010 and 2009. The Company made cash payments of $1.6 million and $1.7 million for interest on the debentures during the three- month periods ended September 30, 2010 and 2009, respectively. The Company made cash payments of $3.1 million and $3.4 million for interest on the debentures during the nine- month periods ended September 30, 2010 and 2009, respectively.
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
     The Company evaluates performance and allocates resources based on income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands)

	Mine	PGM	All
Three Months Ended September 30, 2010	Production	Recycling	Other	Total

Revenues	$88,222	$54,650	$—	$142,872
Depreciation and amortization	$17,951	$129	$—	$18,080
Interest income	$—	$314	$322	$636
Interest expense	$—	$—	$1,633	$1,633
Income (loss) before income taxes	$12,046	$3,149	$(9,784)	$5,411
Capital expenditures	$9,006	$1,800	$129	$10,935
Total assets	$386,343	$40,093	$351,802	$778,238
(in thousands)

	Mine	PGM	All
Three Months Ended September 30, 2009	Production	Recycling	Other	Total

Revenues	$85,552	$26,207	$245	$112,004
Depreciation and amortization	$18,504	$45	$—	$18,549
Interest income	$—	$242	$144	$386
Interest expense	$—	$—	$1,724	$1,724
Income (loss) before income taxes	$10,832	$1,705	$(8,323)	$4,214
Capital expenditures	$7,053	$32	$9	$7,094
Total assets	$417,193	$19,340	$285,971	$722,504
(in thousands)

	Mine	PGM	All
Nine Months Ended September 30, 2010	Production	Recycling	Other	Total

Revenues	$275,991	$130,591	$4,622	$411,204
Depreciation and amortization	$52,997	$212	$—	$53,209
Interest income	$—	$973	$596	$1,569
Interest expense	$—	$—	$4,902	$4,902
Income (loss) before income taxes	$52,134	$9,415	$(27,717)	$33,832
Capital expenditures	$30,574	$4,742	$206	$35,522
Total assets	$386,343	$40,093	$351,802	$778,238
(in thousands)

	Mine	PGM	All
Nine Months Ended September 30, 2009	Production	Recycling	Other	Total

Revenues	$226,691	$60,166	$5,752	$292,609
Depreciation and amortization	$52,667	$134	$—	$52,801
Interest income	$—	$534	$937	$1,471
Interest expense	$—	$—	$5,182	$5,182
Income (loss) before income taxes	$16,714	$4,956	$(24,574)	$(2,904)
Capital expenditures	$32,171	$32	$79	$32,282
Total assets	$417,193	$19,340	$285,971	$722,504
NOTE 9
INVENTORIES
     For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. No adjustments were made to the inventory value in the three- and nine- month periods ended September 30, 2010. In accounting for inventory costs that exceeded market values, the Company reduced the aggregate inventory carrying value of certain components of its in-process and finished goods inventories by $1.0 million and $6.6 million, respectively, for inventory associated with mine production for the three- and nine- month periods ended September 30, 2009, respectively.
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
     Inventories reflected in the accompanying balance sheets consisted of the following:
(in thousands)

	September 30,	December 31,
	2010	2009

Metals inventory
Raw ore	$1,366	$1,163
Concentrate and in-process	38,479	23,985
Finished goods	37,787	45,537

	77,632	70,685
Materials and supplies	17,824	18,282

Total inventory	$95,456	$88,967

NOTE 10
EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised or vested and the Company’s convertible debt was converted. No adjustments were made to reported net income (loss) in the computation of basic earnings (loss) per share or diluted earnings (loss) per share for the three- and nine- month periods ended September 30, 2010, and 2009. The Company currently has only one class of equity shares outstanding.
     A total of 41,596 and 45,964 stock option weighted shares of common stock were included in the computation of diluted earnings (loss) per share for the three- and nine- month periods ended September 30, 2010, respectively. Outstanding options to purchase 480,244 and 485,156 of weighted shares of common stock were excluded from the computation of diluted earnings (loss) per share for the three- and nine- month periods ended September 30, 2010, respectively, because the market price at the end of the period was lower than the exercise price, and therefore the effect would have been antidilutive.
     Outstanding options to purchase 8,206 shares were included in the computation of diluted earnings per share in the three- month period ended September 30, 2009. Outstanding options to purchase 768,998 of weighted shares of common stock were excluded from the computation of diluted earnings per share for the three- month period ended September 30, 2009, because the market price at the end of the period was lower than the exercise price, and therefore the effect would have been antidilutive. All of the outstanding options to purchase 745,180 shares were excluded from the computation of diluted earnings (loss) per share for the nine- month period ended September 30, 2009, because the Company reported a net loss so the effect would have been antidilutive because inclusion of these options would have reduced the net loss per share.
     The effect of outstanding nonvested shares was to increase diluted weighted average shares outstanding by 1,172,068 and 1,108,121 shares for the three- and nine- month periods ended September 30, 2010, respectively. Outstanding nonvested shares of 813,817 were included in the computation of diluted earnings (loss) per share for the three- month period ended September 30, 2009. All outstanding nonvested shares of 546,806 were excluded from the computation of diluted earnings (loss) per share for the nine- month period ended September 30, 2009, because the Company reported a net loss and inclusion of any of these nonvested shares would have reduced the net loss per share amounts.
     All shares of common stock applicable to the outstanding convertible debentures were excluded from the computation of diluted weighted average shares in the three- and nine- month periods ended September 30, 2010, and 2009 because the net effect of assuming all the debentures were converted would have been antidilutive.

NOTE 11
REGULATIONS AND COMPLIANCE
     At September 30, 2010, the Company believes all underground operations are in compliance with Mine Safety and Health Administration (MSHA) limits on diesel particulate matter (DPM) exposure for underground miners through the use of blended bio-diesel fuels, post exhaust treatments, power train advances and high secondary ventilation standards. No assurance can be given that any lack of compliance will not impact the Company in the future.
     Nitrogen concentrates in groundwater have been elevated above background levels at both the Stillwater Mine and the East Boulder Mine as a result of operational activities and discharges currently authorized under permit. Noncompliance with standards have occurred in some instances and are being addressed by the Company through action plans approved by the appropriate federal and state regulatory agencies. Additionally, an Administrative Order on Consent (AOC) has been approved in response to exceedances at the East Boulder Mine which modifies enforcement limits and provides for Agency approval of remedial actions under the compliance plan. In view of its efforts to comply and progress to date in implementing remedial and advanced treatment technologies, the Company does not believe that failure to be in strict compliance will have a material adverse effect on the Company’s financial position, results of operations and cash flows.
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
     Financial assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009, consisted of the following:
(in thousands)

	Fair Value Measurements
At September 30, 2010	Total	Level 1	Level 2	Level 3
Mutual funds	$948	$948	$—	$—
Investments	$202,260	$202,260	$—	$—
(in thousands)

	Fair Value Measurements
At December 31, 2009	Total	Level 1	Level 2	Level 3
Mutual funds	$749	$749	$—	$—
Investments	$34,515	$34,515	$—	$—
     The fair value of mutual funds and investments is based on market prices which are readily available. Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive income (loss).
     Financial assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009, consisted of the following:

(in thousands)

	Fair Value Measurements
At September 30, 2010	Total	Level 1	Level 2	Level 3
Convertible debentures	$171,495	$—	$171,495	$—
Exempt facility revenue bonds	$27,241	$—	$—	$27,241
(in thousands)

	Fair Value Measurements
At December 31, 2009	Total	Level 1	Level 2	Level 3
Convertible debentures	$139,028	$—	$139,028	$—
Exempt facility revenue bonds	$25,619	$—	$—	$25,619
     The Company used implicit interest rates of comparable unsecured obligations to calculate the fair value of the Company’s $30 million 8% Series 2000 exempt facility industrial revenue bonds at September 30, 2010 and December 31, 2009. The Company used its current trading data to determine the fair value of the Company’s $166.5 million 1.875% convertible debentures at September 30, 2010 and December 31, 2009.
ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
     The commentary that follows should be read in conjunction with the financial statements included in this quarterly report, in the Company’s previously filed 2010 Quarterly Reports on Form 10-Q and in the Company’s 2009 Annual Report on Form 10-K.
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
     For the third quarter of 2010, the Company reported net income of $5.9 million, or $0.06 per share, higher than the $4.2 million, or $0.04 per share, reported in the third quarter 2009. Stronger realized prices in the 2010 third quarter for the Company’s primary products, palladium and platinum, more than offset lower ounce production compared to the third quarter of 2009. The Company’s combined average realized price for each metal differs from equivalent average market prices as the result of various contractual provisions, which include ceiling prices that apply to a portion of the Company’s mined platinum, floor prices that during the third quarter of 2009 benefited most of the Company’s mined palladium, small contractual discounts on those volumes not subject to floors or ceilings, and selling prices based on monthly averages which generally lag the market price by one month. The Company’s average realized price on sales of mined palladium and platinum was $687 per ounce in the third quarter of 2010, lower than the $725 per ounce realized in the second quarter of 2010 but higher than the $574 per ounce realized in the third quarter of 2009.
     Mine production of palladium and platinum totaled 122,400 ounces in the 2010 third quarter, an 8.7% improvement over the 112,600 ounce production in the second quarter of 2010, still a 5.2% decrease from the 129,100 total ounces produced during the third quarter of 2009; the lower production in the third quarter of 2010 was primarily attributable to operational and grade issues in the off-shaft area of the Stillwater Mine. The

Company’s total available liquidity, expressed as cash plus short-term investments, continued to increase during the quarter, and at September 30, 2010, was $259.0 million, up from $228.1 million at June 30, 2010, and $201.2 million at the end of 2009. Net working capital (including cash and investments) also increased over the quarter to $334.9 million at September 30, 2010, up from $316.9 million at the end of second quarter 2010 and $269.5 million at year end 2009.
     Revenues from PGM recycling more than doubled between the third quarter of 2009 and the third quarter of this year, increasing to $54.7 million in the third quarter of 2010 from $26.2 million for the same period in 2009. The increase in PGM recycling revenues is a combination of higher prices realized for PGM sales thus far in 2010 as compared to 2009, and higher volumes sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $1,099 per ounce in the third quarter of 2010, up 60.2% from $686 per ounce realized in the third quarter of last year. Recycled ounces sold increased to 48,900 ounces in the third quarter of this year from 37,000 ounces in the third quarter of 2009. Recycled ounces, including ounces processed on a toll basis, increased to 78,500 ounces in the third quarter of 2010 from 60,800 ounces in the third quarter of 2009.
     On September 7, 2010, the Company announced that it had entered into a Plan of Arrangement to acquire the PGM-copper assets of Marathon PGM Corporation (“Marathon”), a Canadian exploration company listed on the Toronto Stock Exchange. (A copy of the Plan of Arrangement, as amended, is provided as an exhibit to this quarterly report). Marathon holds a number of PGM-copper assets that are of particular interest to the Company, including a resource, as defined by a feasibility study, known as the Marathon project in Ontario, Canada located near the town of Marathon at the northern extremity of Lake Superior. The feasibility study for this property contemplates producing about 200,000 ounces per year of palladium and platinum, along with about 39 million pounds per year of copper, from an open-pit operation expected to be in production by 2014. Cost of constructing the mine is estimated to be about $400 million, to be funded out of the Company’s internally generated cash flow and supplemental external financing. The feasibility study anticipates an active mine life of approximately 12 years, although there may be resource potential to extend the mine life. The Company made a $2.9 million investment in Marathon PGM Corporation in conjunction with the signing of the Marathon transaction in order to fund Marathon liquidity needs.
Mining Operations
     The Company’s operating objectives for the full year of 2010 initially included targeted mine production of 515,000 combined ounces of palladium and platinum, which was lowered in the second quarter of 2010 to 490,000 combined ounces of palladium and platinum at a total consolidated cash cost per ounce of $385, and capital expenditures of about $57 million. These forecasts are being updated directionally to reflect continuing production challenges at both mines. The new guidance is a full year production objective of between 480,000 to 490,000 ounces at a total consolidated cash cost of between $395 and $400 per ounce. (Total consolidated cash cost per ounce is a non-GAAP measure of extraction efficiency — please see “Reconciliation of non-GAAP measures to Costs of Sales” below for a discussion of how this measure is derived). Capital expenditure guidance remains targeted at $57 million. After a strong start this year, mine production declined somewhat during the second and third quarters, largely as a result of operational challenges at the Stillwater Mine. During the third quarter of 2010, the Company’s two operating mines produced 122,400 ounces of palladium and platinum at a total consolidated cash cost of $402 per ounce — up from $357 per ounce in the third quarter of 2009. Year to date in 2010, combined mine output of palladium and platinum has totaled 364,000 ounces at an average total cash cost per ounce of $386; that compares to 391,600 ounces through nine months of 2009 at a total cash cost of $363 per ounce. The higher total cash costs per ounce experienced this year reflects in part the effect on royalties and taxes of higher PGM prices, but mostly are the result of lower overall realized ore grades at the Stillwater Mine. Capital spending in the third quarter of 2010 was $10.9 million, bringing year-to-date 2010 spending to $35.5 million. Capital to date is lagging the planned level of spending, mainly reflecting the under-budget final cost of constructing the Company’s new recycle crushing and sampling facility in Columbus.
     Third quarter 2010 palladium and platinum production at the Stillwater Mine totaled 89,600 ounces, an improvement over the 79,200 ounces in the second quarter of 2010, but remained below the 95,100 ounces produced in the third quarter of 2009. As discussed in the Company’s previous filings, the lower third quarter production was not unexpected, as the Company has diverted additional resources from production into mine development particularly at the Stillwater Mine. In part because of lower mine development spending in 2009, this year the mine has had limited flexibility to balance production among alternate mining areas — consequently the Company has diverted resources into mine development during the second and third quarters of 2010 in an effort to realize stronger performance going forward.
     Stillwater Mine’s total cash costs of $374 per ounce for the third quarter of 2010 were higher than originally planned and above the $344 per ounce for the third quarter of 2009, driven by increased royalties and taxes resulting from higher prices, and by the lower mine production. However, looking instead at total cash cost per ton (another non-GAAP measure), for the 2010 third quarter Stillwater Mine incurred $170 per ore ton milled, compared to $167 per ore ton milled in the same period last year. Likewise, year to date in 2010 Stillwater Mine total cash costs per ton have been $168, a little lower than the $175 per ore ton for the first nine months of 2009.

The relatively flat cash costs per ore ton milled and rising cash costs per ounce are consistent with the lower average ore grade realized at the Stillwater Mine during 2010. A higher than usual proportion of mining stopes in the off-shaft area of the mine are currently either early or late in their production life — and ore grades tend to be more variable at those points in the life cycle than on average. Also, a higher proportion of Stillwater Mine production has come out of the upper west area of the mine this year, and ore grades in the upper west tend to be lower than in the off-shaft area.
     Capital expenditures at the Stillwater Mine have totaled $24.1 million year to date, slightly above plan and a little ahead of the $21.7 million spent during the first nine months of 2009. Primary development year to date at the Stillwater Mine has advanced about 14,400 feet, about 15% ahead of plan, but to some extent this has been at the expense of secondary development, which at about 10,000 feet is behind plan. Diamond drilling footages to date in 2010 at the Stillwater Mine total about 218,000 feet, about 8% better than planned.
     Mining production at the East Boulder Mine through the third quarter has continued on plan, with combined palladium and platinum production of 32,800 ounces; however, total cash costs of $480 per ounce are higher than plan. In comparison, during the third quarter of 2009 the East Boulder Mine produced 34,000 ounces of palladium and platinum at a total cash cost of $391 per ounce. Capital expenditures at the mine were $0.9 million in the third quarter of 2010 compared to $1.3 million in the third quarter of 2009. Actual primary development at the East Boulder Mine has advanced about 2,000 feet year to date, while secondary development has advanced 9,500 feet to date in 2010. In total, development footage at the East Boulder is about 6% behind plan. Diamond drilling footage has totaled about 71,200 feet so far this year, also close to plan.
     Recognizing the challenges facing the Stillwater Mine in particular during 2010, the Company is updating directionally its production guidance for the full year of 2010 from 490,000 ounces of mined palladium and platinum to be in the range of between 480,000 to 490,000 combined ounces. As a result, average combined total cash costs for the full year 2010 are now projected to increase to between $395 and $400 per ounce from the $385 per ounce guidance. Capital spending for the full year of 2010 remains targeted at $57 million, consistent with our earlier guidance of $50 million, reflecting additional infrastructure development and some tactical opportunities to strengthen operations modestly in 2011 and 2012.
     Engineering assessments of mining conditions for the balance of 2010 suggest that ore grades are likely to remain lower on average than projected previously. These lower realized ore grades are believed to be primarily a consequence of timing and area of the mine. In conjunction with its customary review of reserves at year end, the Company intends to examine ore grade changes to determine if there is any long-term trend.
     The Company’s sales agreement with Ford Motor Company, which expires at the end of 2010, currently has committed 80% of the Company’s palladium production and 70% of its platinum production from mining through the end of 2010 and contains certain guaranteed floor and ceiling prices for metal delivered. Metal sales under the agreement, when not affected by the guaranteed floor or ceiling prices, are priced at a slight discount to market. None of the Company’s mined palladium or platinum production after 2010 is currently under contract. If the Ford agreement were not replaced, the Company believes it could sell all of its production on a spot basis into terminal markets with virtually no detrimental effect on market prices. Nevertheless, the Company is engaged in discussions at this time with various potential customers for its mined palladium and platinum and expects ultimately to enter into new supply agreements for its metal production, likely absent floor or ceiling price provisions as in past contracts. The likely absence of floor prices in any successor contract to the Ford agreement after 2010 will increase the Company’s financial exposure to low PGM prices. The absence of the ceiling prices in any successor contracts also will increase the Company’s opportunity to realize fully on higher prices. In the current rising market the Company believes the elimination of contractual floor and ceiling prices will benefit its shareholders as it is the equivalent of eliminating forward hedges.

PGM Recycling
     Along with its mine concentrates, the Company also processes spent catalyst material through its smelting and refining facilities in Columbus, Montana, ultimately recovering palladium, platinum and rhodium from these materials. For the third quarter of 2010, the Company earned $3.1 million from recycling operations on revenues of $54.7 million, reflecting a combined average realization (including rhodium) of $1,099 per sold ounce. By comparison, in the third quarter of 2009 the Company’s net income from recycling operations was $1.7 million on revenues of $26.2 million, a combined average realization of $686 per sold ounce. Total tons of recycling material processed during the third quarter of 2010, including tolled material, averaged 13.8 tons per day, up from 9.6 tons per day in the third quarter of 2009. Higher PGM prices have created a stronger incentive for suppliers to collect material, and this year the Company has been able to enter into new sourcing arrangements for catalyst material with several suppliers. Total ounces recycled in the third quarter of 2010, including toll ounces processed, was 78,500 ounces compared to 60,800 ounces in the third quarter of 2009. Total ounces recycled in the first nine months of 2010, including toll ounces, was 297,000 ounces compared to 160,100 in the first nine months of 2009.
     The Company believes it enjoys certain competitive advantages in the recycling business. The smelting and refining complex in Columbus, Montana already processes mined PGM concentrates, which contain not only PGMs, but also significant quantities of nickel and copper as by-products. Consequently, the Company is able to recycle catalyst material within its system at an incremental cost which is lower than other processor’s. In addition, the nickel and copper in the mine concentrates act metallurgically as natural collectors of the PGMs, improving PGM recoveries significantly. Moreover, the Company also believes the physical location of its processing facilities provides a logistical advantage over smelters in Europe and South Africa. And as described below, the Company is incorporating certain technological innovations that may contribute further benefit.
     The Company has taken steps over the past year or so to reposition itself in the recycling business. In May 2009, the Company commissioned a new electric furnace in the Columbus smelter, increasing throughput capacity and creating backup furnace capacity in the event of planned or unforeseen outages. During the third quarter 2010, the Company commissioned a dedicated catalyst processing and sampling plant that allows for the segregation and handling of multiple batches of recycling material simultaneously. During the fourth quarter 2010 the Company plans to commission a state-of-the-art assay laboratory utilizing an automated x-ray facility that will provide accurate results with faster turnaround times than conventional fire assay methods. New laboratory software will support this automated x-ray system as well as other laboratory processes. All of these new capabilities are expected to be in place and operational by the end of 2010.
     In acquiring recycled automotive catalysts, the Company sometimes advances funds to its suppliers ahead of actually receiving material in order to facilitate procurement efforts. Such outstanding procurement advances that were not backed up by inventory on hand at September 30, 2010 and 2009, totaled $1.8 million and $2.6 million, respectively.
Marathon PGM Corporation Acquisition
     On September 7, 2010, the Company announced that it had entered into a Plan of Arrangement to acquire the PGM-copper assets of Marathon PGM Corporation (“Marathon”), a Canadian exploration company listed on the Toronto Stock Exchange. (A copy of the Plan of Arrangement, as amended, is provided as an exhibit to this quarterly report). Marathon holds a number of PGM-copper assets that are of particular interest to the Company, including a resource, as defined by a feasibility study, known as the Marathon project in Ontario, Canada located near the town of Marathon at the northern extremity of Lake Superior. The feasibility study for this property contemplates producing about 200,000 ounces per year of palladium and platinum, along with about 39 million pounds per year of copper, from an open-pit operation expected to be in production by 2014. Cost of constructing the mine is estimated to be about $400 million, to be funded out of the Company’s internally generated cash flow and supplemental external financing. The feasibility study anticipates an active mine life of approximately 12 years, although there may be resource potential to extend the mine life.
     The Plan of Arrangement contemplates a transaction in which Marathon will first spin out certain gold exploration properties to its existing shareholders, through a new company, Marathon Gold Corporation.

The Company will then acquire the outstanding shares of Marathon in return for cash and Company shares. The agreement provides that Marathon shareholders will receive 0.112 Company common shares plus Cd$1.775 in cash and 0.5 shares of Marathon Gold in exchange for each Marathon share. In total, the Company expects to issue about 3.9 million new common shares and Cd$61.7 million in cash to the Marathon shareholders in completing the acquisition for a total acquisition cost of $118.0 million at the time of the announcement. Closing of the transaction is contingent upon a favorable vote of the Marathon shareholders and securing various regulatory approvals in Canada. The Company made a $2.9 million investment in Marathon PGM Corporation in conjunction with the signing of the Marathon transaction in order to fund Marathon liquidity needs.
     The Marathon transaction fits well into the Company’s long-term strategy to diversify its mining activities. The size of this transaction is manageable financially, and the location is politically stable and logistically accessible. The Marathon area is well developed with extensive infrastructure already established, and there is other active mining in the general vicinity of the project. The new mine will create a significant number of jobs in an area with relatively high unemployment.
Outlook for PGM Prices and Supply
     Platinum and palladium market prices generally trended up during the 2010 third quarter, with both metals closing on their highs for the quarter of $1,662 and $573 per ounce, respectively. Second quarter 2010 market prices averaged somewhat higher than third quarter prices, but had declined during May and June in response to European economic uncertainty and associated strengthening of the U.S. dollar. The third-quarter 2010 upward trend in PGM prices was likely driven by several factors, including a weakening U.S. dollar in anticipation of additional “quantitative easing” in the U.S. economy, uncertainties regarding the timing and extent of economic recovery, and some investor movement into commodities as a store of value. The Company expects that as the world economy gradually recovers, there will be continued strong demand from Asia for PGMs and raw materials, a steady recovery in automotive demand, and resulting investor interest in platinum group metals. With respect to supply, there appears to have been a substantial reduction in palladium exports from the Russian government stockpiles in 2010. These supply and demand factors have combined to support PGM prices this year. As discussed in the Company’s 2009 Annual Report, the Company believes that longer-term market fundamentals also appear favorable for PGMs.
     However, this market view also encompasses certain risks. PGM trading volumes are relatively thin and their markets have limited liquidity, particularly in comparison to markets for other precious metals and the major industrial metals. Consequently, PGM prices historically have been volatile and difficult to forecast. PGM prices may be affected — favorably or unfavorably — by numerous factors, including the level of industrial demand, particularly from the automotive sector; supply factors that include changes in mine production and inventory activity; and by shifts in investor sentiment. Recent PGM prices are comparatively high by historical standards, and to some extent these price levels are likely driven by investor sentiment that could shift away from precious metals if other markets become more attractive. The Company attempts to manage this market volatility in several ways, including by entering into long-term supply agreements, in some cases through metal hedging, by investing in the developed state of the mines, attention to cost controls and monitoring liquidity to bridge periods when PGM prices are low.
     Automotive demand has generally continued to strengthen worldwide during 2010 after a difficult year in 2009. Production of vehicles in North America reportedly reached 9.1 million units in the first nine months of 2010, up sharply from about 5.9 million units in the same period last year. Reports from China suggest that auto production growth there has remained strong this year, although perhaps slowing a little in the third quarter, following a record pace of growth that continued in China even during the worst of the economic downturn. Despite measures taken to slow the exuberant Chinese economy, gross domestic product (“GDP”) there still grew at about 9.4% in the first nine months of 2010. Analysts have projected that the world wide vehicle build rate during the third quarter 2010 exceeded the build rate prior to the 2008 financial collapse due to the surging Chinese vehicle production.

     For the past 20 years, a key supplementary source of palladium supply to the market has been sales out of the Russian government’s Cold War strategic stockpiles. In many of those years, such sales have made the difference between surplus and deficit in the palladium market. Because the size of the stockpile and the volumes of stockpile sales are not disclosed by the Russian government, stockpile sales of Russian palladium generally are tracked by monitoring international trade statistics, including Russian exports of metal in particular to Switzerland, but also to the U.S. and Hong Kong. For the past two decades such exports have typically averaged between one and two million ounces annually. However, the volumes appear to have declined during 2009 and 2010, thus potentially constraining a key source of swing palladium supply.
     Mine production of palladium and platinum worldwide, which has fallen significantly since peaking in 2006, appears to be strengthening slightly in 2010 after declining modestly during 2009. North American Palladium’s Lac des Iles Mine in Canada, which was shut down for about 18 months, reopened during the 2010 second quarter, bringing about 140,000 ounces per year of palladium production back onto the market. MMC Norilsk Nickel, the large Russian mining company that produces about 50% of the world’s annual palladium output and is also the majority shareholder of the Company, has indicated its 2010 palladium production likely will be equal to or slightly above its output in 2009. And the South African producers collectively seem to be projecting small increases in their output year-on-year, although recent operational issues there may make those increases difficult to achieve. Overall, it appears that PGM supplies remain relatively constrained, even in the face of fairly significant increases in PGM prices.
     The introduction of new platinum- and palladium-based exchange-traded-funds (“ETFs”) into the U.S. market in January of this year provided a new investment vehicle for accessing these metals. Shares in these ETFs are fully collateralized by platinum and palladium held in bank vaults, and so are essentially surrogates for owning the metals themselves. At the end of the third quarter of 2010, the various PGM ETFs worldwide reportedly held in aggregate about a million ounces of platinum and 1.8 million ounces of palladium. Growth in worldwide platinum and palladium ETF holdings generally flattened out after May of this year as PGM prices softened in the face of a stronger dollar. However, with the subsequent weakening of the U.S. dollar against the euro in late September and October of 2010, sales of EFTs appeared to be strengthening again. Interestingly, experience to date has shown very little net liquidation of ETF holdings when PGM prices weaken — even during the steep price decline in the second half of 2008.
Strategic Areas of Emphasis
     The Company’s management has identified and focused on three broad strategic areas of emphasis. While specific initiatives have varied as markets have shifted and the Company has progressed, these fundamental strategic directions continue to provide a basic framework for management’s efforts to strengthen performance.
1. Be a Safe, Low-Cost Operator
     The Company maintains that companies with safe operations also tend to be well managed and efficient in other important areas. The Company measures safety performance using several criteria, including the frequency and severity of medical reportable incidents and lost-time accidents in comparison to the Company’s own historical performance and relative to other mining operations in the industry. Safety is also assessed in terms of the number and severity of citations issued by MSHA inspectors during their regular visits to the minesites. Both measures — accident frequency and regulatory compliance — are critical elements of the Company’s safety efforts. Various internal programs support these safety efforts, including annual refresher training and other training programs, pre-shift employee inspections of each work area, regular workgroup discussions of current safety issues and incidents, detailed accident investigations to identify core causes, reporting of near misses that had the potential of resulting in injuries, and more rarely so-called “safety stand-downs” to re-emphasize safety principles as necessary. The Company also responds promptly to correct issues identified by MSHA inspectors and to eliminate unsafe work practices.
     The Company’s safety performance, measured in terms of reportable incidents per 200,000 hours worked, resulting in a year to date rate of 4.1 at the end of the third quarter of 2010, slightly better than the 4.2 rate reported for the comparable nine-month period last year.

     The significance of aiming to be a low-cost operator deserves some elaboration. Ore grades at the Company’s operations are some of the best in the world, and consequently total cash costs per ounce for the Company’s mining operations also rank among the lowest of any primary PGM producer in the industry. However, because the Company’s ore contains about 3.4 times as much palladium as platinum and South African ores typically have about twice as much platinum as palladium, the Company’s average revenues per ounce are lower and operating margins may be tighter than for South African producers. Other significant PGM producers, including Norilsk Nickel and the Canadian nickel operations, produce PGMs as by-products, assigning them almost zero cost. Consequently, the Company measures its performance as a low-cost operator in competitive terms, both relative to its own historical cost performance and relative to historical market prices for its products.
     The importance of low-cost operations takes on particular significance in view of the forthcoming expiration of the Ford Motor Company supply agreement at the end of 2010. While the Company has had various conversations during 2010 with Ford and other potential customers, it is unlikely in today’s market that the Company will replicate the existing floor prices in any new or replacement sales agreement. With the loss or restructuring of the palladium floor prices in its sales contracts, the Company will lose the pricing cushion such floors have provided when and if prices cycle downward. To date, the Company has not entered into any long-term replacement PGM sales agreement for its mine production after 2010 although a number of potential customers have expressed interest. Absent such an agreement, spot volumes of platinum and palladium equivalent to the Company’s rate of mine production are traded regularly in terminal PGM markets, and if necessary, the Company believes it could sell all its mine production on a spot basis without adversely affecting the market.
     As noted previously, the Company is updating its production guidance for 2010 from 490,000 ounces at a cash cost per ounce of $385 to between 480,000 and 490,000 ounces with a corresponding total cash cost per ounce of $395 to $400. The reduced production relative to 2009 is driven by production challenges during the second quarter in the so-called “off-shaft” area of the Stillwater Mine and by recognition of the need to divert some additional production resources into mine development. Given the reduction in new development spending during 2009, there has been less flexibility to shift mining into other areas when operational problems arise. Overall at the Stillwater Mine, total ore tonnage produced year-to-date is essentially on plan, but with a higher percentage of ore coming out of the “upper-west” portion of the mine, which is lower grade than in the “off-shaft” area, total ounces of palladium and platinum produced to date are behind 2009 levels.
     Management has identified a number of the current challenges limiting mining flexibility and is addressing these challenges. The installation of the Kiruna electric trucks for accessing the deeper portions of the off shaft area — a long-term project — is now nearly complete and will open up more mining alternatives in that part of the mine. Development through a nearly barren zone to the west in the Stillwater Mine also is now being completed, providing access to another new area of the mine, the “lower west” area. The Company also plans to resume some mining on the east side of the mine during 2011.
     Capital spending for 2010 also has been increased from the originally budgeted $50 million to about $57 million, primarily to augment development efforts at both mines. The intent is to strengthen the developed state of the mines and also, particularly in view of stronger PGM prices, to position the mines over time for a modest expansion of production rates going forward. Two distinct long-term strategic projects have been identified, one on the far eastern side of the Stillwater Mine and the other on the far western side of the East Boulder Mine. Both appear to have attractive economics at current PGM prices. The planned up-front work at the Stillwater Mine involves rehabilitating some old headings on the east side of the mine, while at East Boulder the tunnel boring machine will be used to extend existing headings further to the west. In both instances, new ventilation raises, which will take several years to complete, will be needed before any mining efforts can proceed. As a result, only minimal spending on these two strategic projects is feasible in 2010 and 2011, but the required up-front work is being started. Several other, shorter-term opportunities also have been identified that have been incorporated into the existing mine plans.
     Although manpower on site remains adequate to meet the updated 2010 guidance, the Company will need to add manpower to support the additional development in 2011 for all of these future initiatives. While it may be a challenge to add all of the new miners needed, the Company has now resumed some recruiting efforts in an effort to meet the increased requirements.

     Ore production at the Stillwater Mine averaged 2,136 and 2,115 tons of ore per day during the third quarter and first nine months of 2010, respectively; this compares to an average of 2,133 and 2,122 ore tons per day produced during the same periods of 2009, respectively. The rate of ore production at the East Boulder Mine averaged 1,093 and 1,098 tons per day during the third quarter and first nine months of 2010, respectively compared to an average of 1,136 and 1,116 ore tons per day during the same periods of 2009, respectively.
     During the third quarter of 2010, the Company’s mining operations produced a total of 94,500 ounces of palladium, and 27,900 ounces of platinum. This compares to 99,200 ounces of palladium and 29,900 ounces of platinum produced during the third quarter of 2009. For the first nine months of 2010, the mines produced 280,600 ounces of palladium and 83,400 ounces of platinum, compared to 300,900 ounces of palladium and 90,700 ounces of platinum in the same period last year.
2. Palladium Market Development
     Significant sums have been spent each year for many years by a consortium of South African producers on marketing platinum. However, palladium historically has never enjoyed a comparable level of marketing support. The Company stepped into this void beginning in 2004, putting forward a comparatively modest marketing program that focused on providing technical support to manufacturers and bench jewelers and image advertising at the industry level. This effort continued until the economic downturn of late 2008 and 2009, at which time it was cut back sharply, but in 2010 and 2011 the Company is reinstituting these efforts, anticipating marketing expense of $4.0 million in 2011 related to market development with particular emphasis on China.
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
     Automotive applications for palladium in catalytic converters are well established for gasoline engines, but diesel engine catalytic technologies generally have been based on platinum. In recent years, driven mostly by economics, research efforts in the auto industry have focused on how to substitute less expensive palladium for platinum in these applications. The Company has encouraged this research and closely monitored its progress. Reportedly, it is now possible in the laboratory to replace about 50% of the platinum in a diesel system with palladium on nearly a one-for-one basis, although the average proportion of palladium in vehicles now in production is estimated to be closer to 25%.
     Other industrial applications for palladium include refinery catalysts, electronics, hydrogen generation and dentistry. Electronic uses that take advantage of palladium’s unique characteristics include multi-layered ceramic capacitors, high-end television screens, and compact discs. Palladium in thin films has a unique ability to pass hydrogen molecules while blocking other impurities, allowing relatively inexpensive production of high-purity hydrogen for chemical processes and fuel cells. Palladium alloys used in dental fillings wear well and have an expansion coefficient that closely matches that of the teeth themselves, although other materials tend to be substituted for palladium when its price rises.
3. Growth and Diversification
     The Company regularly monitors diversification opportunities in various mineral development projects, as well as potential merger or acquisition candidates and other business ventures. It also is continually seeking appropriate opportunities to diversify its existing mining and processing operations.
     Recognizing the need to broaden its base, the Company over the past several years has successfully expanded its recycling operations into a distinct business segment that has become a meaningful source of income, reducing the Company’s captive reliance financially on the performance of the mines. The recycling business has utilized surplus capacity within the Company’s smelting and refining facilities to generate an additional income stream, requiring relatively little incremental investment in facilities. As already noted, over the past year or so the Company has invested in some new dedicated recycling facilities that are intended to increase the Company’s capacity to handle recycled material and sharply reduce turnaround times for settlement with suppliers.
     The Company holds minority investments in two small exploration companies that target PGMs and other precious metals. Although in the past the Company has participated with these companies in specific exploration programs, at present the Company is not involved in any such programs. In 2011, the Company intends to establish a small exploration program aimed at evaluating opportunities to invest in various emerging mineral projects and perhaps to partner with other exploration teams.
     The Company carefully monitors various later-stage mineral development projects, as well as potential merger and acquisition candidates in an effort to diversify the Company’s financial and operating risk and perhaps add scale. Management believes that the acquisition of Marathon PGM Corporation, as described previously, will provide an excellent entry into a development-stage project that will utilize the Company’s resources effectively and establish a strong presence in an attractive North American PGM district and diversify the Company’s operations as to geography and product with its copper endowment.
RESULTS OF OPERATIONS
Comparison of Three- Month Periods Ended September 30, 2010 and 2009.
     The Company’s total revenues increased by 27.6% to $142.9 million in the third quarter of 2010 compared to $112.0 million for the third quarter of 2009. The following analysis covers key factors contributing to the increase in revenues:

SALES AND PRICE DATA

	Three Months Ended
	September 30,		Increase	Percentage
(in thousands, except for average prices)	2010	2009	(Decrease)	Change
Revenues	$142,872	$112,004	$30,868	28%

Ounces Sold:
Mine Production:
Palladium (oz.)	94	101	(7)	(7%)
Platinum (oz.)	26	36	(10)	(28%)

Total	120	137	(17)	(12%)

PGM recycling: (1)
Palladium (oz.)	25	20	5	25%
Platinum (oz.)	20	15	5	33%
Rhodium (oz.)	3	3	—	—

Total	48	38	10	26%

By-products from mining: (2)
Rhodium (oz.)	—	1	(1)	(100%)
Gold (oz.)	3	3	—	—
Silver (oz.)	1	1	—	—
Copper (lb.)	132	216	(84)	(39%)
Nickel (lb.)	239	240	(1)	—

Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$471	$360	$111	31%
Platinum ($/oz.)	$1,448	$1,174	$274	23%
Combined ($/oz.) (4)	$687	$574	$113	20%

PGM recycling: (1)
Palladium ($/oz.)	$490	$244	$246	101%
Platinum ($/oz.)	$1,622	$1,161	$461	40%
Rhodium ($/oz.)	$2,690	$1,385	$1,305	94%

By-products from mining: (2)
Rhodium ($/oz.)	$2,150	$1,581	$569	36%
Gold ($/oz.)	$1,239	$973	$266	27%
Silver ($/oz.)	$19	$16	$3	19%
Copper ($/lb.)	$3.10	$2.44	$0.66	27%
Nickel ($/lb.)	$8.32	$9.35	$(1.03)	(11%)

Average market price per ounce (3)
Palladium ($/oz.)	$495	$272	$223	82%
Platinum ($/oz.)	$1,553	$1,230	$323	26%
Combined ($/oz.) (4)	$728	$525	$203	39%

(1)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.

(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

(3)	The Company’s average realized price represents revenues, which include the effect of any applicable agreement floor and ceiling prices, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average of the daily London Bullion Market Association afternoon postings for the actual months of the period.

(4)	The Company reports a combined average realized and a combined average market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.
     Net revenues from sales of mine production (includes by-products) were $88.2 million in the third quarter of 2010, compared to $85.6 million for the same period in 2009, a 3.0% increase. The increase in mine production revenues reflects higher market prices which more than offset the lower volumes sold in the third quarter of 2010 than in the third quarter of 2009. The third quarter of 2009 yielded a higher number of ounces sold, due to the timing of sales deliveries between the quarters in 2009, while at lower PGM prices. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $687 per ounce in the third quarter of 2010, compared to $574 per ounce in the same quarter of 2009. The total quantity of mined platinum and palladium sold decreased by 12.3% to 120,500 ounces in the third quarter of 2010 compared to 137,400 ounces sold during the same time period in 2009.
     Revenues from PGM recycling more than doubled between the third quarter of 2009 and the third quarter of this year, increasing to $54.7 million in the third quarter of 2010 from $26.2 million for the same period in 2009. The increase in PGM recycling revenues is a combination of higher prices realized for PGM sales thus far in 2010 as compared to 2009, and higher volumes sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $1,099 per ounce in the third quarter of 2010, up 60.2% from $686 per ounce realized in the third quarter of last year. Recycled ounces sold increased to 48,900 ounces in the third quarter of this year from 37,000 ounces in the third quarter of 2009. Recycled ounces, including ounces processed on a toll basis, increased to 78,500 ounces in the third quarter of 2010 from 60,800 ounces in the third quarter of 2009.
     The Company also purchases PGMs for resale from time to time to accommodate customer requirements. No open market purchases were made in the third quarter of 2010 for resale. In the third quarter of 2009, revenue totaled $0.2 million on the resale of 400 ounces of palladium, platinum and rhodium purchased in the open market and resold at cost.
     The Company’s total costs of metals sold (before depletion, depreciation, amortization, and corporate overhead expenses) increased to $109.9 million in the third quarter of 2010 from $80.8 million in the third quarter of 2009, a 36.0% increase. The higher cost in 2010 was driven primarily by higher volumes of recycling material purchased (and the related higher value of the contained metals) despite lower levels of mine production.
     The costs of metals sold from mine production totaled $58.2 million for the third quarter of 2010, compared to $55.8 million for the third quarter of 2009, a 4.3% increase. The increase reflected higher labor and contracting costs between the two periods.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the third quarter of 2010 rose by 12.6% to $402 per ounce, compared to $357 per ounce in the third quarter of 2009. This increase reflected higher total operating costs, amplified by the 5.2% decrease in mined ounces produced due to lower average ore grades between the two periods.
     The costs of metals sold from PGM recycling were $51.7 million in the third quarter of 2010, compared to $24.7 million in the third quarter of 2009. This increase was due both to higher recycling volumes processed and sold and the related higher market value of the materials acquired for processing.
     The costs of metals sold from purchasing 400 ounces of palladium, platinum and rhodium in the third quarter of 2009 was $0.2 million. There were no comparable purchases during the third quarter of 2010.
     During the third quarter of 2010, the Company’s mining operations produced 122,400 ounces of PGMs, an 8.7% improvement over the 112,600 ounce production in the second quarter of 2010, and a 5.2% decrease from the 129,100 total ounces produced during the third quarter of 2009. Production in the third quarter of 2010 included 94,500 ounces of palladium and 27,900 ounces of platinum. This level of production is below the 129,100 ounces of PGMs produced in the third quarter of 2009, which included 99,200 palladium ounces and 29,900 platinum ounces. Production at the Stillwater Mine increased to 89,600 ounces, an improvement over the 79,200 ounces produced in the second quarter of 2010, but down 5.8% from the 95,100 ounces produced in the third quarter of 2009, and production at the East Boulder Mine decreased 3.5% to 32,800 ounces from 34,000 ounces in the same period last year. The production decline at the Stillwater Mine was attributable to several factors, including lower average realized ore grades as a result from the mix of stopes being mined and diversion of some production resources into development work. The smaller production decline at East Boulder reflected normal variability in mining conditions.

     Total marketing, general and administrative expenses in the third quarter of 2010 were $8.4 million, compared to $6.8 million during the third quarter of 2009, a 23.5% increase. During the third quarter of 2010, the Company incurred higher than planned expenses for business development and employee severance. In the third quarter of 2009, the Company recorded a loss on its trade receivables of $0.3 million. No comparable valuation adjustments were recorded in the third quarter of 2010.
     Total interest income for the third quarter of 2010 increased to $0.6 million from $0.4 million in the corresponding quarter of 2009, mostly reflecting the Company’s increased balance of cash, cash equivalents and short-term investments. Interest earned on recycling volumes in the third quarter of 2010 contributed $0.3 million to net income in comparison to $0.2 million in the third quarter of 2009. Interest expense in the third quarter of 2010 was $1.6 million, compared to $1.7 million in the third quarter of 2009.
     In the third quarters of 2010 and 2009, other comprehensive income (loss) included a total change in the fair value of available-for-sale investment securities and long-term mutual fund investments of $0.2 million and $0.1 million, respectively.
Comparison of Nine- Month Periods Ended September 30, 2010 and 2009.
     The Company’s total revenues increased by 40.5% to $411.2 million for the first nine months of 2010 compared to $292.6 million for the same period in 2009. The following analysis covers key factors contributing to the increase in revenues:

SALES AND PRICE DATA

	Nine Months Ended
	September 30,		Increase	Percentage
(in thousands, except for average prices)	2010	2009	(Decrease)	Change
Revenues	$411,204	$292,609	$118,595	41%

Ounces Sold:
Mine Production:
Palladium (oz.)	288	293	(5)	(2%)
Platinum (oz.)	84	94	(10)	(11%)

Total	372	387	(15)	(4%)

PGM recycling: (1)
Palladium (oz.)	62	38	24	63%
Platinum (oz.)	49	29	20	69%
Rhodium (oz.)	10	7	3	43%

Total	121	74	47	64%

Other: (2)
Palladium (oz.)	10	12	(2)	(17%)
Platinum (oz.)	—	3	(3)	(100%)

Total	10	15	(5)	(33%)

By-products from mining: (3)
Rhodium (oz.)	2	3	(1)	(33%)
Gold (oz.)	7	7	—	—
Silver (oz.)	4	4	—	—
Copper (lb.)	610	604	6	1%
Nickel (lb.)	894	669	225	34%

Average realized price per ounce (4)
Mine Production:
Palladium ($/oz.)	$456	$362	$94	26%
Platinum ($/oz.)	$1,465	$1,089	$376	35%
Combined ($/oz.) (5)	$683	$540	$143	26%

PGM recycling: (1)
Palladium ($/oz.)	$439	$280	$159	57%
Platinum ($/oz.)	$1,534	$1,107	$427	39%
Rhodium ($/oz.)	$2,382	$2,282	$100	4%

Other: (2)
Palladium ($/oz.)	$462	$213	$249	117%
Platinum ($/oz.)	$—	$1,040	$(1,040)	(100%)

By-products from mining: (3)
Rhodium ($/oz.)	$2,503	$1,379	$1,124	82%
Gold ($/oz.)	$1,177	$941	$236	25%
Silver ($/oz.)	$18	$14	$4	29%
Copper ($/lb.)	$3.06	$1.94	$1.12	58%
Nickel ($/lb.)	$8.64	$7.41	$1.23	17%

Average market price per ounce (4)
Palladium ($/oz.)	$477	$236	$241	102%
Platinum ($/oz.)	$1,580	$1,143	$437	38%
Combined ($/oz.) (5)	$725	$456	$269	59%

(1)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.

(2)	Ounces sold and average realized price per ounce from other relate to ounces purchased in the open market for resale.

(3)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

(4)	The Company’s average realized price represents revenues, which include the effect of any applicable agreement floor and ceiling prices, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average of the daily London Bullion Market Association afternoon postings for the actual months of the period.

(5)	The Company reports a combined average realized and a combined average market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.
     Net revenues from sales of mine production (includes by-products) were $276.0 million in the first nine months of 2010, compared to $226.7 million for the same period in 2009, a 21.8% increase. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $683 per ounce in the first nine months of 2010, compared to $540 per ounce in the same period of 2009. The total quantity of mined palladium and platinum sold decreased to 372,300 ounces in the first nine months of 2010, compared to 387,700 ounces sold during the same time period in 2009.
     Revenues from PGM recycling more than doubled between the first nine months of 2010 and the same period in 2009, increasing to $130.6 million in the first nine months of 2010 from $60.2 million for the same period in 2009. The increase in PGM recycling revenues reflects stronger realized prices for PGM sales thus far in 2010 as compared to 2009, as well as higher volumes sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $1,042 per ounce in the first nine months of 2010, up 32.9% from $784 per ounce in the first nine months of last year. Recycled ounces sold increased to 121,600 ounces in the first nine months of this year from 73,100 ounces in the same period of 2009. Recycled ounces, including ounces processed on a toll basis, increased to 297,000 ounces in the first nine months of 2010 from 160,100 ounces in the first nine months of 2009.
     The Company also purchases PGMs for resale from time to time. During the first nine months of 2010, the Company recognized revenue of $4.6 million on 10,000 ounces of palladium purchased in the open market and resold to one of its customers at cost. In the first nine months of 2009, revenue from such sales totaled approximately $5.8 million on 12,600 ounces of palladium, 2,900 ounces of platinum and a few ounces of rhodium purchased in the open market and resold at cost.
     The Company’s total costs of metals sold (before depletion, depreciation, amortization, and corporate overhead) increased to $297.6 million for the first nine months of 2010, from $218.1 million for the same period of 2009, a 36.5% increase. The higher cost in 2010 was driven primarily by higher volumes of recycling material purchased (and the related higher market value of the contained metals).
     The costs of metals sold from mine production equaled $171.0 million for the first nine months of 2010, compared to $156.8 million for the same period of 2009, a 9.1% increase. A portion of this increase resulted from higher expense for royalties and ad valorem severance tax obligations as a result of higher PGM prices; most of the remainder reflected higher labor and contracting costs in 2010.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the first nine months of 2010 increased to $386 per ounce, compared to $363 per ounce in the same period of 2009. The slight increase was attributable in part to higher expenses for royalties and taxes, the result of higher metal prices in 2010. Lower total mine production as a result of lower average realized ore grades also drove up average costs per ounce.
     The costs of metals sold from PGM recycling activities more than doubled to $121.9 million in the first nine months of 2010, compared to $55.6 million in the same period of 2009. Higher recycling volumes processed and sold, coupled with the related higher value of the contained metal per ton to acquire recycled material contributed to the higher costs of metals sold from PGM recycling activities.
     The costs of metals sold from the sale of 10,000 ounces of palladium acquired for resale was $4.6 million in the first nine months of 2010. In comparison, the cost to acquire 12,600 ounces of palladium, 2,900 ounces of platinum and a few ounces of rhodium for resale in the first nine months of 2009 was $5.7 million.
     During the first nine months of 2010, the Company’s mining operations produced 364,000 ounces of PGMs, including 280,600 ounces of palladium and 83,400 ounces of platinum. This fell short of the 391,600 ounces of PGMs produced in the same period of 2009, including 300,900 ounces of palladium and 90,700 ounces of platinum. Production at the Stillwater Mine decreased 8.9% to 265,100 ounces in the first nine months of 2010 from 291,000 ounces in the same period of 2009, while production at the East Boulder Mine decreased by just 1.7% to 98,900 ounces from 100,600 ounces over the same period. Challenges at the Stillwater Mine this year have included lower realized ore grades, in part as a result of the mix of stopes being mined; diversion of production resources to mine maintenance; and increased precautionary ground control measures in the off-shaft area that impeded mining of some key areas for several weeks.
     Total marketing, general and administrative expenses in the first nine months of 2010 were $23.4 million, compared to $20.4 million during the same period of 2009, a 14.7% increase. During the first nine months of 2010, the Company incurred increased costs for business development and employee severance. In the first nine months of 2009, the Company recorded an impairment charge of $0.1 million to mark to market long-term investments in Pacific North West Capital Corp. and Benton Resources Corp. The Company also recorded a loss on its trade receivables of $0.6 million and a write-down of $0.5 million on advances for inventory purchases in the first nine months of 2009. There were no corresponding valuation charges during the first nine months of 2010.
     Total interest income for the first nine months of 2010 increased to $1.6 million from $1.5 million in the first nine months of 2009. Interest earned on recycling volumes in the first nine months of 2010 contributed $1.0 million to net income in comparison to $0.5 million in the same period of 2009. Interest expense in the first nine months of 2010 was $4.9 million, compared to $5.2 million in the same period of 2009.
     In the first nine months of 2010, other comprehensive income (loss) included a total change in the fair value of available-for-sale investment securities and long-term mutual fund investments of $0.4 million. The total change in the fair value in the comparable period of 2009 was $0.1 million.
LIQUIDITY AND CAPITAL RESOURCES
     For the third quarter of 2010, net cash provided by operating activities was $44.5 million. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines. Mining productivity rates and ore grades in turn can affect both PGM production and cash costs of production. Net cash flow from operations also includes changes in non-cash working capital, including changes to inventories and advances.
     The Company’s financial performance is sensitive to market prices for its two principal products, palladium and platinum. Eighty percent of the Company’s mined palladium production is subject to contractual minimum selling prices and, when prices are above these minimums, a small discount to the market price. At the palladium prices prevailing at September 30, 2010, which were unaffected by these floor prices, a ten percent increase or decrease in the market price of palladium would result in a corresponding 13.7% increase or decrease in the Company’s cash provided from operations. Fourteen percent of the Company’s mined platinum is subject to contractual ceiling prices. A small contractual discount to market also applies on up to 70% of the Company’s sales of mined platinum. At the platinum prices applicable at the end of this year’s third quarter, which in part were constrained by these contractual ceiling prices, a ten percent increase or decrease in the market price of platinum would result in a corresponding 9.4% increase or decrease in the Company’s cash provided from operations. The contract containing the floor and ceiling prices and contractual discounts is scheduled to expire at the end of 2010.
     In its recycling activities, the Company customarily enters into fixed forward contracts that set the selling price for a significant portion of the extracted PGMs. Consequently, for outstanding recycling lots a change in the market price of platinum and palladium on sales of recycling materials would have little or no effect on margins earned from this activity or on cash flow from operations. However, a percentage change in market prices would affect margins on future lots by about the same percentage as the change in price. It normally takes existing lots of recycling material two to three months from the date of receipt to flow through to sales.
     Changes in the cash costs of production generally flow through dollar-for-dollar into cash flow from operations. A reduction due to grade in total mine production of 10%, or about 50,000 palladium and platinum ounces per year, would reduce cash flow from operations by an estimated $37.9 million per year at the price and cost levels prevailing at September 30, 2010.
     During the third quarter of 2010, the Company revised its cash management guidelines to extend the available investment maturities on a portion of its cash balances, broaden the suite of permissible investments, and adjust the percentage limits on certain classes of investments. As a result, a large share of the Company’s cash holdings has been reclassified as short-term investments. All of these short-term investments remain highly liquid, but technically they no longer meet the strict definition of cash and cash equivalents. Net cash used in investing activities was $67.8 million in the third quarter of 2010, comprised of $10.9 million of capital expenditures, $54.1 million as a net increase in short-term investments, and a $2.9 million investment in conjunction with the Marathon transaction. In the same period of 2009, investing activities consumed a net $5.0 million, comprised of $7.1 million of capital expenditures partially offset by the $2.1 million sale of highly liquid short-term investments.
     The Company received $65,000 in proceeds during the third quarter of 2010 from the exercise of outstanding stock options. There were no such financing transactions recorded during the third quarter of 2009.
     At September 30, 2010, the Company’s available cash was $56.7 million, compared to $80.0 million at June 30, 2010, and it had $196.0 million of debt outstanding, unchanged from June 30, 2010. The Company’s total debt includes $166.5 million outstanding in the form of convertible debentures due in 2028 and $29.5 million of Exempt Facility Revenue Bonds due in 2020. If highly liquid short-term investments are included with available cash, the Company’s balance sheet liquidity increases to $259.0 million at September 30, 2010, up from $228.1 million at June 30, 2010, and $201.2 million at the beginning of 2010. The Company expects to pay $1.2 million of interest due during the remainder of 2010 related to its outstanding debt obligations and about $5.5 million in interest on the same obligations during 2011. The Company does not currently have in place any revolving credit facility or other short-term credit commitment. While the lack of a credit agreement may create vulnerability for the Company, management believes that under present circumstances the Company’s liquidity is adequate to support its existing business operations.
     The Company expects to pay Cd$61.7 million in cash in conjunction with the closing of the Marathon PGM Corporation acquisition.
CONTRACTUAL OBLIGATIONS
     The Company is obligated to make future payments under various debt agreements and regulatory obligations. The following table represents significant contractual cash obligations and other commercial and regulatory commitments, including related interest payments, as of September 30, 2010:

(in thousands)	2010(1)	2011	2012	2013	2014	Thereafter	Total

Convertible debentures	$—	$—	$—	$166,500	$—	$—	$166,500
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	76	303	297	264	233	—	1,173
Asset retirement obligations	—	—	—	—	—	144,271	144,271
Payments of interest (2)	1,200	5,522	5,522	3,961	2,400	13,200	31,805
Other noncurrent liabilities	—	13,941	—	—	—	—	13,941

Total	$1,276	$19,766	$5,819	$170,725	$2,633	$187,471	$387,690

(1)	Amounts represent cash obligations for October-December 2010.

(2)	Interest payments on the convertible debentures noted in the above table are calculated up to March 15, 2013, the date the holders of the debentures can exercise their put option.

     Interest payments noted in the table above assume all are based on fixed rates of interest. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2011 include workers’ compensation costs, property taxes and severance taxes.
FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “desires,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Such statements include, but are not limited to, comments regarding the proposed acquisition of Marathon PGM Corporation; the global automotive market and the outlook for automobile production and sales; contract negotiations and the future ability to sell the Company’s products; expansion plans and realignment of operations; costs, grade, production and recovery rates; permitting; labor matters; financing needs and the terms and availability of future credit facilities; capital expenditures; increases in processing capacity; cost reduction measures; safety performance; timing for engineering studies; environmental permitting and compliance; litigation exposures; and anticipated changes in global supply and demand and prices for PGM materials. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the Company’s 2009 Annual Report on Form 10-K on file with the United States Securities and Exchange Commission and available on the Company’s website.
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

Stillwater Mining Company
Key Factors
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced (000)
Palladium	95	99	281	301
Platinum	27	30	83	91

Total	122	129	364	392

Tons milled (000)	279	277	813	811
Mill head grade (ounce per ton)	0.48	0.50	0.48	0.52
Sub-grade tons milled (000) (1)	18	24	64	69
Sub-grade tons mill head grade (ounce per ton)	0.17	0.21	0.17	0.19
Total tons milled (000) (1)	297	301	877	880
Combined mill head grade (ounce per ton)	0.46	0.48	0.46	0.49
Total mill recovery (%)	91	91	91	91
Total operating costs per ounce (Non-GAAP) (2)	$344	$302	$321	$311
Total cash costs per ounce (Non-GAAP) (2)	$402	$357	$386	$363
Total production costs per ounce (Non-GAAP) (2)	$555	$502	$533	$499
Total operating costs per ton milled (Non-GAAP) (2)	$142	$130	$133	$138
Total cash costs per ton milled (Non-GAAP) (2)	$166	$153	$160	$161
Total production costs per ton milled (Non-GAAP) (2)	$229	$215	$221	$222

Stillwater Mine:
Ounces produced (000)
Palladium	69	73	204	223
Platinum	20	22	61	68

Total	89	95	265	291

Tons milled (000)	182	184	527	545
Mill head grade (ounce per ton)	0.53	0.55	0.54	0.57
Sub-grade tons milled (000) (1)	15	12	50	34
Sub-grade tons mill head grade (ounce per ton)	0.19	0.23	0.17	0.19
Total tons milled (000) (1)	197	196	577	579
Combined mill head grade (ounce per ton)	0.50	0.53	0.50	0.55
Total mill recovery (%)	92	92	92	92
Total operating costs per ounce (Non-GAAP) (2)	$320	$292	$304	$301
Total cash costs per ounce (Non-GAAP) (2)	$374	$344	$365	$349
Total production costs per ounce (Non-GAAP) (2)	$522	$481	$505	$473
Total operating costs per ton milled (Non-GAAP) (2)	$146	$142	$140	$151
Total cash costs per ton milled (Non-GAAP) (2)	$170	$167	$168	$175
Total production costs per ton milled (Non-GAAP) (2)	$238	$233	$232	$238

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
OPERATING AND COST DATA FOR MINE PRODUCTION
(Continued)
East Boulder Mine:
Ounces produced (000)
Palladium	26	26	77	78
Platinum	7	8	22	23

Total	33	34	99	101

Tons milled (000)	97	93	286	266
Mill head grade (ounce per ton)	0.38	0.39	0.38	0.40
Sub-grade tons milled (000) (1)	3	12	14	35
Sub-grade tons mill head grade (ounce per ton)	0.10	0.20	0.16	0.19
Total tons milled (000) (1)	100	105	300	301
Combined mill head grade (ounce per ton)	0.37	0.37	0.37	0.38
Total mill recovery (%)	89	89	89	89
Total operating costs per ounce (Non-GAAP) (2)	$412	$329	$368	$341
Total cash costs per ounce (Non-GAAP) (2)	$480	$391	$442	$404
Total production costs per ounce (Non-GAAP) (2)	$647	$562	$608	$572
Total operating costs per ton milled (Non-GAAP) (2)	$135	$107	$122	$114
Total cash costs per ton milled (Non-GAAP) (2)	$157	$127	$146	$135
Total production costs per ton milled (Non-GAAP) (2)	$211	$182	$201	$191

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only. See “Proven and Probable Ore Reserves — Discussion” in the Company’s 2009 Annual Report on Form 10-K for further information.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment write-down’s, gain or loss on disposal of property, plant and equipment, restructuring costs and interest income and expense are not included in total operating costs, total cash costs or total production costs. Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Costs of Revenues” and the accompanying discussion for additional detail.

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, where noted)	2010	2009	2010	2009
SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium (oz.)	94	101	288	293
Platinum (oz.)	26	36	84	94

Total	120	137	372	387

PGM recycling: (1)
Palladium (oz.)	25	20	62	38
Platinum (oz.)	20	15	49	29
Rhodium (oz.)	3	3	10	7

Total	48	38	121	74

Other: (2)
Palladium (oz.)	—	—	10	12
Platinum (oz.)	—	—	—	3

Total	—	—	10	15

By-products from mining: (3)
Rhodium (oz.)	—	1	2	3
Gold (oz.)	3	3	7	7
Silver (oz.)	1	1	4	4
Copper (lb.)	132	216	610	604
Nickel (lb.)	239	240	894	669

Average realized price per ounce (4)
Mine production:
Palladium ($/oz.)	$471	$360	$456	$362
Platinum ($/oz.)	$1,448	$1,174	$1,465	$1,089
Combined ($/oz)(5)	$687	$574	$683	$540

PGM recycling: (1)
Palladium ($/oz.)	$490	$244	$439	$280
Platinum ($/oz.)	$1,622	$1,161	$1,534	$1,107
Rhodium ($/oz)	$2,690	$1,385	$2,382	$2,282

Other: (2)
Palladium ($/oz.)	$—	$—	$462	$213
Platinum ($/oz.)	$—	$—	$—	$1,040

By-products from mining: (3)
Rhodium ($/oz.)	$2,150	$1,581	$2,503	$1,379
Gold ($/oz.)	$1,239	$973	$1,177	$941
Silver ($/oz.)	$19	$16	$18	$14
Copper ($/lb.)	$3.10	$2.44	$3.06	$1.94
Nickel ($/lb.)	$8.32	$9.35	$8.64	$7.41

Average market price per ounce (4)
Palladium ($/oz.)	$495	$272	$477	$236
Platinum ($/oz.)	$1,553	$1,230	$1,580	$1,143
Combined ($/oz)(5)	$728	$525	$725	$456

(1)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.

(2)	Ounces sold and average realized price per ounce from other relate to ounces purchased in the open market for resale.

(3)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

(4)	The Company’s average realized price represents revenues, which include the effect of any applicable agreement floor and ceiling prices, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London Bullion Market Association afternoon postings for the actual months of the period.

(5)	The Company reports a combined average realized and a combined average market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.
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

Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$42,174	$39,007	$117,008	$121,754
Royalties, taxes and other	7,065	7,079	23,481	20,383

Total cash costs (Non-GAAP)	$49,239	$46,086	$140,489	$142,137
Asset retirement costs	136	153	399	450
Depletion, depreciation and amortization	17,951	18,504	52,997	52,667
Depletion, depreciation and amortization (in inventory)	642	79	64	22

Total production costs (Non-GAAP)	$67,968	$64,822	$193,949	$195,276
Change in product inventories	(427)	1,126	3,611	(2,527)
Cost of PGM recycling	51,686	24,698	121,937	55,608
PGM recycling — depreciation	129	45	212	134
Add: Profit from PGM recycling	3,147	1,923	9,414	4,902

Total consolidated costs of revenues (1)	$122,503	$92,614	$329,123	$253,393

Stillwater Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$28,648	$27,817	$80,570	$87,454
Royalties, taxes and other	4,843	4,953	16,243	13,997

Total cash costs (Non-GAAP)	$33,491	$32,770	$96,813	$101,451
Asset retirement costs	126	128	370	377
Depletion, depreciation and amortization	12,532	12,524	36,535	35,306
Depletion, depreciation and amortization (in inventory)	588	288	67	607

Total production costs (Non-GAAP)	$46,737	$45,710	$133,785	$137,741
Change in product inventories	(178)	651	(127)	(4,716)
Add: Profit from PGM recycling	2,304	1,420	6,839	3,649

Total costs of revenues	$48,863	$47,781	$140,497	$136,674

East Boulder Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$13,526	$11,190	$36,438	$34,300
Royalties, taxes and other	2,222	2,126	7,238	6,386

Total cash costs (Non-GAAP)	$15,748	$13,316	$43,676	$40,686
Asset retirement costs	10	25	29	73
Depletion, depreciation and amortization	5,419	5,980	16,462	17,361
Depletion, depreciation and amortization (in inventory)	54	(209)	(3)	(585)

Total production costs (Non-GAAP)	$21,231	$19,112	$60,164	$57,535
Change in product inventories	(249)	232	(884)	(3,552)
Add: Profit from PGM recycling	843	503	2,575	1,253

Total costs of revenues	$21,825	$19,847	$61,855	$55,236

PGM recycling and Other (2)
Reconciliation to costs of revenues:
Cost of open market purchases	$—	$243	$4,622	$5,741
PGM recycling — depreciation	129	45	212	134
Cost of PGM recycling	51,686	24,698	121,937	55,608

Total costs of revenues	$51,815	$24,986	$126,771	$61,483

(1)	Revenues from the sale of mined by-products are credited against gross production costs for Non-GAAP presentation. Revenues from the sale of mined by-products are reported on the Company’s financial statements as mined revenue and are included in consolidated costs of revenues. Total costs of revenues in the above table have been reduced by $5.5 million and $6.7 million for the third quarter of 2010 and 2009, respectively. Total costs of revenues in the above table have been reduced by $21.7 million and $17.5 million for the first nine months of 2010 and 2009, respectively.

(2)	PGM recycling and Other include PGM recycling and metal purchased on the open market for resale.

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
     The Company customarily enters into fixed forward sales and it periodically enters into financially settled forward sales transactions that may or may not be accounted for as cash-flow hedges to mitigate the price risk in its PGM recycling and mine production activities. Under these customary fixed forward transactions, typically metals contained in the spent catalytic materials are sold forward at the time the materials are purchased and then are delivered against the fixed forward contracts when the finished ounces are recovered. The Company believes such transactions qualify for the exception to hedge accounting treatment provided for in the accounting literature and so has elected to account for these transactions as normal purchases and normal sales.
     Financially settled forward sales provide another mechanism to offset fluctuations in metal prices associated with future production, particularly in circumstances where the Company elects to retain control of the final disposition of the metal. In financially settled forward sales, the parties agree in advance to a net financial settlement in the future based on the difference between the market price of the metal on the settlement date and a forward price set at inception. Consequently, at the settlement date, the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. No metal changes hands between the parties in these financially settled transactions. The Company generally has accounted for financial settled forward transactions as cash flow hedges, as they are not eligible for treatment as normal purchases and normal sales. However, if the Company determines not to document them as cash flow hedges, these transactions are marked to market in each accounting period and the realized and unrealized gains or losses are recognized in net income in each period. As of September 30, 2010 and 2009, the Company was not party to any financially settled forward agreements.
     Periodically the Company also has entered into financially settled forwards related to its recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses on such transactions therefore are recognized in net income in each period.

Interest Rate Risk
     At September 30, 2010, all of the Company’s outstanding long-term debt was subject to fixed rates of interest. Interest income on payments to the Company’s recycling suppliers is generally linked to short-term inter-bank rates.
     The Company’s convertible debentures and industrial revenue bonds do not contain financial covenants, other than change in control protection and, in the case of the convertible debentures, investor make-whole provisions. Consequently, the Company is not subject to conventional financial covenants at this time.
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
(b) Internal Control Over Financial Reporting.
     In reviewing internal control over financial reporting as of September 30, 2010, management determined that during the third quarter of 2010 there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
     The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.
ITEM 1A
RISK FACTORS
     The Company filed its Annual Report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission on February 26, 2010, which sets forth its risk factors in Item 1A therein. As of the date of this filing, the Company has not experienced any material changes to the risk factors previously described therein.

ITEM 5
OTHER INFORMATION
Mine Safety Regulations
     In July 2010, the United States Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”). Pursuant to Section 1503 of the Dodd Frank Act, the following mine safety information regarding the Stillwater Mine and the East Boulder Mine is being provided for the three-month period ended September 30, 2010.
     The Stillwater Mine and the East Boulder Mine are subject to the Federal Mine Safety and Health Act of 1977 (“FMSHA”). The FMSHA is administered by the Mine Safety and Health Administration (“MSHA”). Neither the Stillwater Mine nor the East Boulder Mine experienced mining-related fatalities or received written notice from MSHA pursuant to Section 104(e) of the FMSHA of a pattern of violations of mandatory health or safety standards that are of such nature as could significantly and substantially contribute to the cause and effect of health and safety hazards or the potential for such a pattern. MSHA issued no orders pursuant to Section 104(b) of the FMSHA, issued no citations or orders pursuant to Section 104(d) of the FMSHA for unwarrantable failures to comply with mandatory health or safety standards, did not deem any violations as flagrant pursuant to Section 110(b)(2) of the FMSHA and issued no imminent danger orders under Section 107(a) of the FMSHA to the Stillwater Mine or the East Boulder Mine.
     MSHA issued five citations pursuant to Section 104(a) of the FMSHA for alleged violations of mandatory health or safety standards that could significantly and substantially contribute to a mine safety or health hazard at the Stillwater Mine. MSHA proposed total civil penalties of $12,681.00 for alleged violations that were cited at the Stillwater Mine. MSHA also issued five citations pursuant to Section 104(a) of the FMSHA for alleged violations of mandatory health or safety standards that could significantly and substantially contribute to a mine safety or health hazard at the East Boulder Mine. MSHA proposed total civil penalties of $12,340.00 for alleged violations cited at the East Boulder Mine. All of the alleged violations cited by MSHA at the East Boulder Mine and the Stillwater Mine have been abated.
     Additionally, the Stillwater Mine has thirteen pending legal dockets before the Federal Mine Safety and Health Review Commission (“Commission”), and the East Boulder Mine has three pending legal dockets before the Federal Mine Safety and Health Review Commission.
     The Company believes that the ultimate disposition of these alleged FMSHA violations and the pending legal dockets before the Commission are not expected to have a material adverse effect on the Company’s business, financial condition or results of operations.
ITEM 6
EXHIBITS
See attached exhibit index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2010	STILLWATER MINING COMPANY (Registrant)
	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2010
	By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS

Number	Description
10.1	Arrangement Agreement, dated September 7, 2010 between Stillwater Mining Company, Marathon PGM Corporation and Marathon Gold Corporation, (filed herewith).

10.2	Amending Agreement, dated October 4, 2010, to the Arrangement Agreement, dated September 7, 2010 between Stillwater Mining Company, Marathon PGM Corporation and Marathon Gold Corporation, (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, dated, October 29, 2010

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, dated, October 29, 2010

32.1	Section 1350 Certification, dated, October 29, 2010

32.2	Section 1350 Certification, dated, October 29, 2010

101	The following materials from the Quarterly Report on Form 10-Q of Stillwater Mining Company for the three- and nine- month periods ended September 30, 2010 and 2009, filed on October, 29, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Operations and Comprehensive Income (Loss), (ii) Balance Sheets, (iii) Statements of Cash Flows, (iv) document and entity information, and (v) related notes to these financial statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL document is unaudited and these are not the officially publicly filed financial statements of Stillwater Mining Company. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.