Form 10-K
period 2010-12-31
STILLWATER MINING CO /DE/
filed 2011-02-22
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010.
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). ☑ YES ☐ NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES ☑ NO
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ YES ☑ NO
As of June 30, 2010, assuming a price of $11.62 per share, the closing sale price on the New York Stock Exchange, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates was approximately $515.0 million.
As of February 9, 2011, the Company had outstanding 102,170,164 shares of common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

GLOSSARY

PART I

ITEMS 1, 1A, AND 2 BUSINESS, RISK FACTORS AND PROPERTIES	7

ITEM 3 LEGAL PROCEEDINGS	48

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	49

ITEM 6 SELECTED FINANCIAL DATA	50

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	58

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	77

ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	79

ITEM 9A CONTROLS AND PROCEDURES	108

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	109

ITEM 11 EXECUTIVE COMPENSATION	111

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	111

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	111

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES	111

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES	111

SIGNATURES	116
EX-10.22
EX-10.52
EX-10.53
EX-10.54
EX-10.55
EX-10.56
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

GLOSSARY OF SELECTED MINING TERMS
The following is a glossary of selected mining terms used in the United States and Canada and referenced in the Form 10-K that may be technical in nature:

Adit	A horizontal tunnel or drive, open to the surface at one end, which is used as an entrance to a mine.

Anorthosite	Igneous rock composed almost wholly of the mineral plagioclase feldspar.

Assay	The analysis of the proportions of metals in ore, or the testing of an ore or mineral for composition, purity, weight, or other properties of commercial interest.

Base metal refinery	A processing facility designed to extract base metals such as copper and nickel from the product stream. The Company’s base metal refinery receives PGM-rich matte material from the smelter, chemically extracts copper, nickel, residual iron and small amounts of other minerals as by-products from the matte, and then ships the remaining filtercake material to third-party precious metal refiners for final processing.

Catalysts	Catalysts are materials that facilitate one or more chemical reactions without being consumed in the reaction themselves. As referenced in this report, platinum group metals serve as catalysts within the catalytic converters used in automotive exhaust and pollution control systems and, where so indicated, within similar applications in petroleum refining or other chemical processes.

Close-spaced drilling	The drilling of holes designed to extract representative samples (“cores”) of rock and assess the mineralization in a target area.

Concentrate	A mineral processing product that generally describes the material that is produced after crushing and grinding ore, effecting significant separation of gangue (waste) minerals from the metal and/or metal minerals, and discarding the waste and minor amounts of metal and/or metal minerals. The resulting “concentrate” of metal and/or metal minerals typically has an order of magnitude higher content of metal and/or metal minerals than the beginning ore material.

Crystallize	Process by which matter becomes crystalline (solid) from a gaseous, fluid or dispersed state. The separation, usually from a liquid phase on cooling, of a solid crystalline phase.

Cut-off grade	The lowest grade of mineralized material that qualifies as ore in a given deposit. The grade above which minerals are considered economically mineable considering the following parameters: estimates over the relevant period of mining costs, ore treatment costs, smelting and refining costs, process and refining recovery rates, royalty expenses, by-product credits, general and administrative costs, and PGM prices.

Decline	A gently sloped underground excavation constructed for purposes of moving mobile equipment, materials, supplies or personnel from surface openings to deeper mine workings or as an alternative to hoisting in a shaft for mobilization of equipment and materials between mine levels.

Dilution	An estimate of the amount of waste or low-grade mineralized rock which will be mined with the ore as part of normal mining practices in extracting an ore body.

Diamond Drilling	Diamond Drilling is a specialized form of boring holes typical during mineral exploration ventures which allows for the recovery of core for support of geologic characterization, grade determination and metallurgical testing.

Drift	A major horizontal access tunnel used for the transportation of ore or waste.

Ductility	Property of a solid material that undergoes more or less plastic deformation before it ruptures. The ability of a material to stretch without fracturing.

Fault	A geologic fracture or a zone of fractures along which there has been displacement of the sides relative to one another parallel to the fracture.

Filter cake	The PGM-bearing product that is shipped from the Company’s base metal refinery to a third-party toll refinery for the final extractive stages in the refining process.

Footwall	The underlying side of a fault, ore body, or mine working; especially the wall rock beneath an inclined vein, fault, or reef.

Gabbro rocks (See Mafic/Ultramafic)	A group of dark-colored igneous rocks composed primarily of the minerals plagioclase feldspar and clinopyroxene, with minor orthopyroxene.

Gangue material	The non-metalliferous or waste metalliferous mineral in the ore.

Grade	The average metal content, as determined by assay of a volume of ore. For precious metals, grade is normally expressed as troy ounces per ton of ore or as grams per metric tonne of ore.

Gram	A metric unit measure used in the mining industry. Grades of precious metals for palladium, platinum, gold and silver for the Marathon Project are reported in grams/tonne. A gram is equal to about 0.032 troy ounces.

Hanging wall	The overlying side of a fault, ore body, or mine working; especially the wall rock above an inclined vein, fault, or reef. (Compare “footwall.”)

Hectare	A metric unit measure used in the mining industry. One hectare is equivalent to about 2.47 acres.

Hoist	See shaft.

Jackleg drill	A manually operated rock drill, generally powered by compressed air, used to drill holes for blasting rock and to install ground support hardware.

Kilometer	A metric unit measure used in the mining industry. One kilometer is equivalent to about 0.62 miles.

Lenticular-shaped	Resembling in shape the cross section of a double-convex lens.

Load-haul-dump	A vehicle used underground to scoop up mined material and move it to a central collection or discharge point. Generally called an “LHD” by miners.

Lode claims	Claims to the mineral rights along a lode (vein) structure of mineralized material on Federal land; typically in the U.S. lode claims are 1,500 feet in length and 600 feet wide along the trend of the mineralized material.

Mafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in addition to lighter-colored feldspars.

Matte	See “PGM-rich matte”.

Matrix	The finer-grained material between the larger particles of a rock or the material surrounding mineral particles.

Meter	A metric unit measure used in the mining industry. One meter is equivalent to about 3.28 feet.

Mill	A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to effect recovery of the pure metal. Term used interchangeably with concentrator.

Mill site claims	Claiming of Federal land for mill site purposes or other operations connected with mining lode claims. Used for nonmineralized land not necessarily contiguous with the vein or lode.

Mineral beneficiation	A treatment process separating the valuable minerals from the host material.

Mineralization	The concentration of metals and their compounds in rocks, and the processes involved therein.

Mineralized material	A mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a general estimate of available tonnage and average grade of metals. Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

Mouat Agreement	Mining and Processing Agreement dated March 16, 1984 regarding the Mouat family. The Mouat royalty stems back to the formation of Stillwater Mining Company at which time claims staked by the Mouats’ forebears in 1876 were leased to Stillwater Mining Company.

Net smelter royalty	A share of revenue paid by the Company to the owner of a royalty interest generally calculated based on the imputed value of the PGM concentrate delivered to the smelter. At Stillwater Mining Company, royalties are calculated on the mineral production subject to each royalty as a percentage of the revenue received by the Company after deducting treatment, refining and transportation charges paid to third parties, and certain other costs incurred in connection with processing the concentrate at the Columbus smelter.

Norite	Coarse-grained igneous rock composed of the minerals plagioclase feldspar and orthopyroxene.

Ore	That part of a mineral deposit which could be economically and legally extracted or produced at the time of reserve determination.

Outcrop	The part of a rock formation that appears at the earth’s surface often protruding above the surrounding ground.

PGM	The platinum group metals collectively and in any combination of palladium, platinum, rhodium, ruthenium, osmium, and iridium. Reference to PGM grades for the Company’s mine operations include measured quantities of palladium and platinum only. References to PGM grades associated with recycle materials typically include palladium, platinum and rhodium.

PGM-rich matte	Matte is an intermediate product of smelting; an impure metallic sulfide mixture made by melting sulfide ore concentrates. PGM rich matte is a matte with an elevated level of platinum group metals.

Probable (indicated) reserves	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Proven (measured) reserves	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

Recovery	The percentage of contained metal actually extracted from ore in the course of processing such ore.

Reef	A layer precipitated within the Stillwater Layered Igneous Complex enriched in platinum group metal-bearing minerals, chalcopyrite, pyrrhotite, pentlandite, and other sulfide materials. The J-M Reef, which the Company mines, occurs at a regular stratigraphic position within the Stillwater Complex. Note: this use of “reef” is uncommon and originated in South Africa where it is used to describe the PGM-bearing Merensky, UG2, and other similar layers in the Bushveld Complex.

Refining	The final stage of metal production in which residual impurities are removed from the metal.

Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Recycling materials	Spent PGM-bearing materials collected for reprocessing from automotive, petroleum, chemical, medical, food and other catalysts. Additionally, PGMs for recycling may be sourced from scrap electronics and thermocouples, old jewelry and materials used in manufacturing glass.

Scrubber	A treatment system for industrial waste gases that extracts environmentally deleterious components prior to venting to the atmosphere. The Company’s scrubber system at the smelter and base metal refinery primarily removes sulfur dioxide – which is converted in the scrubber into environmentally benign gypsum (calcium sulfate) – and captures any particulates in the stack gas.

Shaft	A vertical or steeply inclined excavation for the purposes of opening and servicing an underground mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

Slag	Slag is a nonmetallic product resulting from the mutual dissolution of flux and nonmetallic impurities during smelting. A silica rich slag is a smelting slag that contains a relatively high level of silica.

Sill	(1) With respect to a mine opening, the base or floor of the excavated area (stope); (2) With respect to intrusive rock, a tabular intrusive unit that is conformable with surrounding rock layers.

Slusher	(1) An electric double-drum winch with two steel ropes attached to an open-bottomed scoop that transports (drags) ore from the rock face to a loading point, where the ore is discharged. (2) A very selective mining method in which small ore stopes are mined using a slusher.

Smelting	Heating ore or concentrate material with suitable flux materials at high temperatures creating a fusion of these materials to produce a melt consisting of two layers with a slag of the flux and gangue (waste) minerals on top and molten impure metals below. This generally produces an unfinished product (matte) requiring refining.

Sponge	A granular (shot) form of PGM. Commonly, the form required for manufacture of many PGM-based chemicals and catalysts.

Stope	A localized area of underground excavation from which ore is extracted.

Strike	The course, direction or bearing of a vein or a layer of rock.

Tailings	That portion of the mined material that remains after the valuable minerals have been extracted.

TBRC	A “top-blown rotary converter,” a rotating furnace vessel which processes PGM-rich matte received from the smelter furnace, removing iron from the molten material by injecting a stream of oxygen. This process converts iron sulfides into an iron oxide slag which floats to the surface for separation.

Tonne	A metric unit measure used in the mining industry. One tonne is equal to about 1.1 short tons or 2204.6 pounds. Tonnages for the Marathon Project are reported in tonne.

Tolling	Processing of material owned by others for a fee without taking title to the material.

Troy ounce	A unit measure used in the precious metals industry. A troy ounce is equal to about 31.10 grams. The amounts of palladium and platinum produced and/or sold by the Company are reported in troy ounces. There are 12 troy ounces to a troy pound.

Ultramafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in the absence of significant lighter-colored feldspars.

Vein	A mineralized zone having regular development in length, width and depth that clearly separates it from neighboring rock.

Wall rock	The rock adjacent to, enclosing, or including a vein, layer, or dissemination of ore minerals. See “Hanging wall” and “Footwall” above.

PART I
ITEMS 1, 1A, AND 2
BUSINESS, RISK FACTORS AND PROPERTIES
INTRODUCTION AND CURRENT OPERATIONS
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
     The Company conducts mining operations at the Stillwater Mine near Nye, Montana and at the East Boulder Mine near Big Timber, Montana. Ore extraction at both mines takes place within the J-M Reef. The Company operates concentrating plants at each mining operation to upgrade the mined production into a concentrate form. The Company operates a smelter and base metal refinery at Columbus, Montana which further upgrades the mined concentrates into a PGM-rich filter cake. The filter cake is shipped to third-party custom refiners for final refining before the contained PGMs are sold to third parties.
     In the fourth quarter of 2010, the Company announced two new expansion projects along the J-M Reef. The first of these, known as the Blitz project, will develop new underground drifts on two levels from the current Stillwater Mine toward the eastern extremity of the reef. The other project, known as Graham Creek, will develop about 8,200 feet toward the west from the existing East Boulder Mine infrastructure, using a tunnel.
     Besides processing mine concentrates, the Company also recycles spent catalyst material at the smelter and base metal refinery to recover the contained PGMs — palladium, platinum and rhodium. The Company currently has catalyst sourcing arrangements with various suppliers who ship spent catalysts to the Company for processing to recover the PGMs. The Company smelts and refines the spent catalysts within the same process stream as the mined production.
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
     Through the end of 2010, the Company was party to a ten-year sales agreement with Ford Motor Company (Ford) that in recent years committed 80% of the Company’s mined palladium and 70% of its mined platinum for delivery to Ford. This agreement expired at the end of 2010. The expired Ford supply agreement included certain price floors and caps designed to limit the parties’ exposure to fluctuations in PGM market prices. Except for ounces priced at the floor or cap, the contract provided that metal deliveries were to be priced at a small discount to the trailing month’s average London price for PGMs.
     Until July of 2009, the Company also had a supply agreement with General Motors Corporation (GM) that committed the Company to deliver 20% of its mined palladium each month to GM. The GM agreement also included a floor price and provided for a small discount to market on deliveries not affected by the floor price. On July 22, 2009, as part of the GM bankruptcy proceedings, the bankruptcy court approved a GM petition to reject its obligations under the supply agreement, thereby nullifying the agreement with retroactive effect from July 7, 2009.
     Effective January 1, 2011, the Company has entered into a new three-year supply agreement with GM that provides for fixed quantities of palladium to be delivered to GM each month. The new agreement does not include price floors or caps, but provides for pricing at a small discount to a trailing market price. The specific commercial provisions of the agreement are contractually confidential. The Company is continuing to negotiate potential supply arrangements with other large PGM consumers and in the meantime is selling its remaining mine production under month-to-month and spot sales agreements.
     At December 31, 2010, the Company had proven and probable ore reserves at its Montana operations, of approximately 41.0 million tons with an average in-situ grade of 0.49 ounces of palladium and platinum per ore ton, containing approximately 19.9 million ounces of palladium and platinum at an in-situ ratio of about 3.57 parts palladium to one part platinum. At December 31, 2010, the Company had proven and probable ore reserves at its recently acquired Marathon Development Project in Ontario, Canada, of approximately 91.4 million tonnes with an average in-situ grade of 1.068 grams of palladium and platinum per ore tonne and 0.247% copper, containing approximately 3.1 million ounces of palladium and platinum at an in-situ ratio of about 3.53 parts palladium to one platinum and 498 million pounds of copper. See “Business, Risk Factors, and Properties — Proven and Probable Ore Reserves”.
2010 — In Review:
•	The Company reported net income of $50.4 million, or $0.51 per diluted share, for the year ended December 31, 2010, compared to a net loss of $8.7 million, or $0.09 per diluted share, in 2009. Contributing to the net income in 2010 were higher PGM prices and recycling sales volumes, along with continued attention to controlling costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2010 Compared to Year Ended December 31, 2009.”

•	In 2010, the Company’s mining operations produced a total of 485,100 ounces of palladium and platinum, 8.5% less than the 529,900 ounces produced in 2009. The lower ounce production was primarily attributable to lower realized ore grades than planned in the off-shaft portion of the Stillwater Mine. Total consolidated cash cost per ounce (a non-GAAP measure of extraction efficiency) averaged $397 in 2010, compared with $360 in 2009, due in part to the lower ore grades and ounces produced. Mine production for 2011 is projected at about 500,000 combined ounces of palladium and platinum. Total consolidated cash costs per ounce (a non-GAAP measure) for 2011 currently are projected to be slightly higher than 2010 at around $430 per ounce. See Part II, Item 6 “Selected Financial Data” for further discussion of non-GAAP measures.

•	The Company’s revenues, in terms of dollars and ounces sold, for 2010, 2009 and 2008 were:

Year ended December 31,	Sales Revenues					Troy Ounces Sold
(in thousands)	Palladium	Platinum	Rhodium	Other(1)	Total	Palladium	Platinum	Rhodium	Other(3)	Total
2010
Mine production	$186,749	$166,313	$3,880	$24,102	$381,044	377	112	2	14	505
PGM recycling	36,893	95,911	30,470	5,338	168,612	81	62	13	—	156
Other (2)	6,222	—	—	—	6,222	13	—	—	—	13

Total	$229,864	$262,224	$34,350	$29,440	$555,878	471	174	15	14	674

2009
Mine production	$143,514	$139,733	$6,453	$17,192	$306,892	393	123	4	15	535
PGM recycling	14,947	45,736	18,666	2,439	81,788	53	40	9	—	102
Other (2)	2,679	3,028	45	—	5,752	12	3	—	—	15

Total	$161,140	$188,497	$25,164	$19,631	$394,432	458	166	13	15	652

2008
Mine production	$163,433	$160,171	$16,474	$20,286	$360,364	399	115	2	19	535
PGM recycling	47,760	227,358	197,469	2,801	475,388	119	131	25	—	275
Other (2)	19,980	—	—	—	19,980	49	—	—	—	49

Total	$231,173	$387,529	$213,943	$23,087	$855,732	567	246	27	19	859

(1)	“Other” column includes gold, silver, nickel and copper by-product sales from mine production and revenue from processing recycling materials on a toll basis.

(2)	“Other” row includes sales of metal purchased in the open market.

(3)	“Other” column includes gold and silver by-product ounces sold. Not reflected in the “other” ounce column in the table above are approximately 1.2 million pounds of nickel and 0.8 million pounds of copper sold in 2010. Comparative sales in 2009 were approximately 0.9 million pounds and 0.8 million pounds of nickel and copper, respectively. Sales in 2008 included approximately 0.9 million pounds of nickel and approximately 0.9 million pounds of copper.
•	Revenues from PGM recycling grew 106% during 2010, increasing to $168.6 million in 2010, from $81.8 million in 2009, a direct result of higher PGM prices and an increase in volumes processed. Recycled ounces sold in 2010 totaled 156,100 ounces, an increase of 53.0% compared to the 102,000 ounces sold in 2009. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) increased to

$1,046 per ounce in 2010 from $779 per ounce in 2009, reflecting higher PGM prices. In addition to purchased material, the Company processed 235,900 ounces of PGMs on a tolling basis in 2010, up from 128,000 tolled ounces in 2009. Recycled volumes fed to the smelter totaled 399,400 ounces of PGMs in 2010, up 59.1% from 251,000 ounces in 2009; the result of higher availability of recycling materials in the market in 2010. Recycling volumes gradually strengthened as 2010 progressed. Working capital associated with recycling activities in the form of inventories and advances was $41.5 million and $29.0 million at December 31, 2010 and 2009, respectively. Total outstanding procurement advances to recycling suppliers totaled $6.1 million at December 31, 2010. The year-end advance balance reflects the write-down of $0.6 million and $0.5 million against advances on inventory purchases during 2010 and 2009, respectively.

•	On November 30, 2010, the Company acquired the PGM assets of Marathon PGM Corporation, a Canadian exploration company, using $63.6 million in cash and 3.88 million Stillwater common shares. The transaction was valued at US$173.4 million (which included $36.0 million of deferred income tax liability assumed). In conjunction with this acquisition, on November 17, 2010, the Company established Stillwater Canada Inc., a wholly-owned Canadian subsidiary. The principal property acquired is a large PGM and copper deposit located near the town of Marathon, Ontario, Canada. The Marathon deposit is currently in the permitting stage and will not be in production for several years. Cost to develop the Marathon property is currently expected to be between $400 million and $450 million.

•	On December 13, 2010, MMC Norilsk Nickel, the Company’s majority shareholder, announced that it had completed the sale through an underwritten offering to the public of all its equity interest in the Company. As a result, the Company’s public float of common shares more than doubled to about 101.9 million shares, sharply increasing the Company’s trading liquidity without any dilution of the existing shareholders. MMC Norilsk Nickel continues to hold $80 million of the Company’s 1.875% Senior Convertible Debentures due in 2028.
     The Company’s 2010 capital expenditures for its existing operations totaled $50.3 million, an increase from $39.5 million in 2009. Capital spending in 2010 reflected an increase in development spending at the mines, purchases of equipment and completion of some critical infrastructure projects. Capitalized development expenditures for the operating mines totaled $32.2 million in 2010, up from $25.9 million in 2009. Major infrastructure projects during 2010 included completing a new recycling crushing and sampling facility in Columbus and work on the Kiruna electric truck system at the Stillwater Mine. In addition, the Company spent $137.1 million in cash and shares during 2010 to acquire the PGM assets (including a well defined project in Canada) of Marathon PGM Corporation, a Canadian exploration company. Capital spending in 2011 is budgeted at about $120 million, which reflects much higher spending on equipment replacement and mine development, plus substantial spending for improvements at the smelter in Columbus, development spending for the new Blitz and Graham Creek projects in the J-M reef, and continuing work at the Company’s Marathon PGM property in Canada. For a discussion of certain risks associated with the Company’s business, see “Business, Risk Factors and Properties — Introduction and Current Operations”, and “— Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
SAFETY
     Mining operations are conducted at the Stillwater Mine and at the East Boulder Mine and involve the use of heavy machinery and drilling and blasting in confined spaces. The pursuit of safety excellence at the Company continues with the utilization since 2001 of the Company’s “G.E.T. (Guide, Educate and Train) Safe” safety and health management systems. Efforts are focused on accident prevention, seeking safer methods of mining and increased employee awareness and training. Areas of specific focus include enhanced work place examinations, safety standards implementation and compliance, accident/incident investigations, near miss reporting and use of loss control representatives who are part of the mining workforce. Employee-led focus teams have been successful in proactively solving many safety related challenges. The Company continues to use focus teams to address specific safety and health related issues. One of these areas in particular has been in the area of compliance with the Mine Safety and Health Administration (MSHA) diesel particulate matter (DPM) standards. At year end, the Company believes all underground operations are in compliance with these stringent standards through the use of blended bio-diesel fuels, post exhaust treatments, power train advances and high secondary ventilation standards.
     During 2010, the overall Company reportable accident incidence rate improved to 3.65 versus 4.14 (measured as reportable incidents per 200,000 man-hours worked) at the end of 2009 while the severity rate remained essentially unchanged. The 2010 results equate to a 70% reduction in incidence rates for Company employees and contractors since the inception of the “G.E.T. Safe” safety management systems in 2001. The Stillwater Mine Concentrator was awarded the Large Metal/NonMetal Mill Group Sentinels of Safety Award for the State of Montana in 2010. This award was presented for completing all of 2009 (133,586 manhours) without a lost time accident. The Sentinels of Safety program is administered by MSHA and recognizes outstanding safety performance throughout the nation. The metallurgical complex in Columbus,

Montana, continued to maintain a low incidence rate while being recognized by the Montana Department of Labor and Occupational Safety and Health Administration (OSHA) as a leader in workplace safety.
     The smelter, base metal refinery and analytical laboratory continue to participate in and support the Montana Department of Labor’s Safety and Health Achievement Recognition Program (SHARP). They have all received SHARP recognition numerous times. The smelter received a three year SHARP recognition in June of 2010. The base metal refinery and laboratory received SHARP recognition in 2009 and have completed the application process for a 2010 award and are awaiting the results.
     The SHARP program recognizes employers who have demonstrated exemplary achievements in workplace safety and health. By meeting the SHARP inspection requirements, these facilities may be exempt from general OSHA inspections for one year. During 2010, employee participation and involvement was further enhanced through the continued implementation of internal safety auditing processes.
2011 — Looking Forward
     The gradual recovery from the economic recession of 2008 and 2009 has seen demand for the Company’s principal metals, palladium and platinum, increase steadily from their recent lows. The price of palladium, which traded as low as $164 per ounce in December 2008, was quoted in London on the last trading day of 2010 at $797 per ounce. Similarly, platinum has recovered from an October 2008 low of $763 per ounce to $1,755 per ounce at year end 2010. The Company’s combined sales realization on mined palladium and platinum increased from an average of $498 per ounce for the fourth quarter of 2008 to $844 per ounce in the fourth quarter of 2010, a 69% increase. Even more to the point, at the quoted yearend prices, and absent the ceiling prices of the then expiring automobile contract, the Company’s combined sales realization price was at $1,015 per ounce. The stronger PGM prices appear to be the result of recovery in automotive demand in the Western economies, coupled with continued strong growth in automotive production in China and certain other emerging economies. Broadened investor interest in these metals following the introduction of palladium and platinum exchange-traded funds (ETFs) to U.S. investors in January 2010 may have also benefited prices.
     From an operating perspective, the Company’s opportunity to increase production rapidly in response to higher prices is very limited as it is throughout the PGM industry. Production is constrained primarily by the developed state of the mines (i.e., the number and quality of working faces available for mining) and by limits on the availability of skilled manpower and equipment. The Company’s mine plans for 2011 contemplate production out of existing operations of about 500,000 ounces of palladium and platinum, slightly higher than actual production in 2010 but about in line with last year’s original mine plan. Total cash costs per ounce (a non-GAAP measure of mining efficiency) are projected to average about $430 per ounce in 2011, a little higher than the $397 experienced in 2010, reflecting anticipated cost inflation in materials and potential increases in labor costs. Prices for several key commodities (steel, fuel and explosives) used in mine production appear to be experiencing continued upward pressure. The Company’s labor agreement with the represented workforce at the Stillwater Mine and Columbus processing facilities will expire at the end of June 2011.
     Recognizing the robust outlook for PGM pricing and the constraints on increasing production from the existing mines, in the fourth quarter of 2010 the Company announced two new development and potential expansion projects along the J-M reef. The first of these, known as the Blitz project, will develop new underground drifts on two levels from the current Stillwater Mine toward the eastern extremity of the reef, ultimately involving about 20,000 feet of new development on each level. As now contemplated, this development project will take about five years to complete and will cost about $68 million. The other project, known as Graham Creek, will develop about 8,200 feet toward the west from the existing East Boulder Mine infrastructure, using a tunnel boring machine that is already in place underground. This also is about a five-year project but, in view of the single drift and shorter distance, is only expected to cost about $8 million. Definition drilling as these new drifts progress should provide valuable information about the J-M reef in these largely unexplored regions. However, future ore production from these new areas will be contingent on developing new ventilation raises to surface adequate to support mining activities there.
     During 2011, considerable effort also will be devoted to developing the recently acquired Marathon assets in Canada. Work on the principal Marathon resource will include putting a team in place to advance permitting and direct a detailed engineering study and ultimately to manage construction of the mine. A key focus during 2011 will be to advance the mine permitting process, working closely with Canadian federal and provincial agencies and the local communities to develop a plan that addresses environmental concerns and ensures that the development there will be of continuing benefit to the region over the long term.

     With the expiration of the Company’s supply agreement with Ford at the end of 2010, the Company is in discussions with various potential PGM customers for replacement supply agreements. As announced previously, a new three-year palladium sales agreement with GM was signed in December 2010, taking effect in January 2011. The new agreement does not include price floors or caps, but is based on fixed monthly delivery volumes and is priced based on the trailing month’s average market price less a small discount. Pending entering into other term agreements, the Company currently is selling its uncommitted mine production either on a spot basis or under month-to-month arrangements.
     During 2011, the Company plans to strengthen its palladium marketing program, more than doubling its annual marketing budget and seeking to coordinate with others in promoting palladium for jewelry applications. Spending in this area had been reduced during the economic downturn but will now be expanded both in scale and in scope. While palladium is already well established as a jewelry metal in many Asian markets, it is not as widely recognized among European and North American consumers. Marketing programs in 2011 will reach out to these markets to broaden familiarity and strengthen palladium’s image in the retail arena.
     Efforts at longer-term diversification will also continue during 2011. In addition to the acquisition of the Marathon PGM assets in 2010, on December 16, 2010, the Company announced that it had entered into a definitive agreement pursuant to which the Company will acquire some adjacent properties in the Coldwell Complex from Benton Resources Corp., another Canadian exploration company in 2011. During 2010, the Company also exercised an option to purchase a 15% interest in Marathon Gold Corporation, successor to the non-PGM assets that Marathon PGM held prior to the acquisition which includes a gold discovery in Newfoundland that they have announced. Exploration efforts on the Marathon PGM properties will continue in 2011 in order to determine if the extent of the currently defined ore body can be extended, either at depth or to the west, and to further evaluate other property interests as a result of the Marathon and Benton transactions. The Company is focused on PGM opportunities but given the rarity of PGMs has also considered gold, silver, copper and nickel projects, or projects with a combination thereof, in its quest for growth and diversification.
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
     On June 23, 2003, the Company completed a stock transaction with MMC Norilsk Nickel (Norilsk Nickel), whereby a subsidiary of Norilsk Nickel became a majority stockholder of the Company. On that date, the parties entered into a Stockholders Agreement governing the terms of Norilsk Nickel’s investment in the Company. As of December 31, 2009, Norilsk Nickel controlled approximately 51.5% of the Company’s outstanding common shares and held $80 million of the Company’s $166.5 million outstanding 1.875% convertible debentures maturing in 2028. As noted above, in December 2010, Norilsk Nickel announced that it had disposed of its entire equity interest in the Company through an underwritten offering to the public of the Stillwater shares.
     In November 2010, the Company announced that it had completed the acquisition of the PGM assets of Marathon PGM Corporation, a Canadian exploration company. The principal asset acquired in the transaction is a significant PGM-copper resource position in Ontario near the north shore of Lake Superior. In December 2010, the Company announced its intent to further consolidate its position in this district by signing a definitive agreement to purchase some adjacent mineral properties held by Benton Resources Corp., another Canadian exploration company.

STILLWATER AND EAST BOULDER MINES
Project Location
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
Geology of the JM Reef
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
     The uniquely PGM-enriched J-M Reef and its characteristic host rock package represent one such layered sequence. The geosciences community believes that the PGM-enriched suite and other minerals characterizing the J-M Reef accumulated at the same time and by the same mechanisms of formation as the rocks enclosing them. Over time, the orientation of a portion of the original horizontal reef and layered igneous complex was faulted an estimated 20,000 feet to the northeast and was tilted upward at angles of 50 to 90 degrees to the north by the Beartooth Uplift. Localized faulting and intrusive mafic dikes are also evident along the 28-mile strike length of exposed Stillwater Complex. The impact of these structural events is localized along the J-M Reef and affects the percent mineable tonnage in an area, create additional dilution, or result in below cut-off grade and barren zones within the reef. The impacts on ore reserves of these events are quantified in the percent mineable discussion under “Proven and Probable Ore Reserves.” The upper portion and exposed edge of the uplifted reef complex were eroded forming the lenticular-shaped surface exposure of the Stillwater Complex and J-M Reef package evident today.
     The J-M Reef package has been traced at its predictable geologic position and with unusual overall uniformity over considerable distances within the uplifted portion of the Stillwater Complex. The surface outcrops of the reef have been examined, mapped and sampled for approximately 28 miles along its east-southeasterly course and over a known expression of over 8,200 feet vertically. The predictability of the J-M Reef has been further confirmed in subsurface mine workings of the Stillwater and East Boulder Mines and by over 37,000 drill hole penetrations.
     The PGMs in the J-M Reef consist primarily of palladium, platinum and a minor amount of rhodium. The reef also contains significant amounts of nickel and copper and trace amounts of gold and silver. Five-year production figures from the Company’s mining operations on the J-M Reef are summarized in Part II, Item 6, “Selected Financial Data.”
Ore Reserve Determination
     As of December 31, 2010, the Company’s total proven palladium and platinum ore reserves were 4.6 million tons at an average grade of 0.54 ounces per ton, containing 2.5 million ounces of palladium and platinum. This represented a net decrease of 3.2% in proven contained ounces compared to the proven ore reserves reported as of December 31, 2009. The Company’s total probable palladium and platinum ore reserves at December 31, 2010, were 36.2 million tons at an average grade of 0.49 ounces per ton, containing 17.4 million ounces of palladium and platinum. Probable reserve contained ounces declined by 3.7% from those reported at December 31, 2009. Combined, the Company’s total proven and probable palladium and platinum ore reserves as of December 31, 2010, were 40.8 million tons at an average grade of 0.49 ounces per ton, containing 19.9 million ounces of palladium plus platinum — a net decrease of 3.6% in total proven and probable contained ounces from the 20.6 million ounces reported as of December 31, 2009.
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
     Two types of cut-off grades are recognized for the J-M Reef, a geologic cut-off boundary and an economic cut-off grade. The geologic cut-off boundary of 0.3 and 0.2 troy ounces of palladium plus platinum per ton at the Stillwater Mine and the East Boulder Mine, respectively, is an inherent characteristic of the formation of the J-M Reef and is used for calculation of the proven and probable reserves. The economic cut-off grade is lower than the geologic cut-off and can vary between the mines based on cost and efficiency factors. The determination of the economic cut-off grade is completed on a round by round basis and is driven primarily by excess mill capacity and geologic character encountered at the face. See “Proven and Probable Ore Reserves — Discussion” for reserve sensitivity to metal pricing.
     Probable ore reserves are based on longer projections, up to a maximum radius of 1,000 feet beyond the limit of existing drill hole sample intercepts of the J-M Reef obtained from surface and underground drilling. Statistical modeling and the established continuity of the J-M Reef as determined from results of 25 years of mining activity to date support the Company’s technical confidence in estimates of tonnage and grade over this projection distance. Where appropriate, projections for the probable ore reserve determination are constrained by any known or anticipated restrictive geologic features. The probable reserve estimate of tons and grade is based on the projection of factors calculated from adjacent proven reserve blocks or from diamond drilling data where available. The factors consist of a probable area, proven yield in tons per foot of footwall lateral, average grade and percent mineable. The area is calculated based on projections up to a maximum of 1,000-feet; the proven yield in tons per foot of footwall lateral and grade are calculated based on long-term proven ore reserve results in adjacent areas; and the percent mineable is calculated based on long-term experience from actual mining in adjacent areas. Contained ounces are calculated based on area divided by 300 (square feet) times proven yield in tons per foot of footwall lateral times grade (ounces per ton) times percent mineable (%).
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
     The SEC’s economic guidelines have not historically constrained the Company’s ore reserves, and did not constrain the ore reserves at December 31, 2010. Under these guidelines, ore may be classified as proven or probable if extraction and sale result in positive cumulative undiscounted cash flow. The Company utilizes both the historical trailing twelve-quarter average combined PGM market price and the current PGM market price in ascertaining these cumulative undiscounted cash flows. In testing ore reserves at December 31, 2010, the Company applied the trailing twelve-quarter combined average PGM market price of about $624 per ounce, based upon the twelve-quarter average palladium price of about $381 per ounce and the twelve-quarter average platinum price of about $1,464 per ounce.
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
     The Company’s board of directors has established an Ore Reserve Committee, which met three times during 2010 with management who also met with outside experts to review ore reserve methodology, to identify best practices in the industry and to receive reports on the progress and results of the Company’s mine development efforts. The Committee has reviewed the Company’s ore reserves as reported at December 31, 2010, having met with management and with the Company’s independent consultant on ore reserves.
Results
     The December 31, 2010, ore reserves were reviewed by Behre Dolbear & Company, Inc. (Behre Dolbear), third party independent consultants, who are experts in mining, geology and ore reserve determination. The Company has utilized Behre Dolbear to carry out independent reviews and inventories of the Company’s ore reserves since 1990. Behre Dolbear has consented to be a named expert herein. See “Business, Risk Factors and Properties — Risk Factors — Ore Reserves Are Very Difficult to Estimate and Ore Reserve Estimates May Require Adjustment in the Future; Changes in Ore Grades, Mining Practices and Economic Factors Could Materially Affect the Company’s Production and Reported Results.”
     The Stillwater Mine proven and probable ore reserves at year-end 2010 decreased by 4.1% in terms of ore tons from those reported at year-end 2009. The East Boulder Mine proven and probable ore reserves at year-end 2010 decreased by 1.9% in ore tons from those reported at year-end 2009. Overall, the Company’s estimated proven and probable ore reserves based on ore tons decreased by 0.5% in 2010. The Company’s ore reserve determination for 2010, calculated at December 31, 2010, was limited by geologic certainty and not by economic constraints.
PROVEN AND PROBABLE ORE RESERVES
     The Company’s proven ore reserves are generally expected to be extracted utilizing existing mine infrastructure. However, additional infrastructure development will be required to extract the Company’s probable ore reserves. Based on the 2011 mining plans at each mine, the year-end 2010 proven ore reserves of 2.6 million tons at the Stillwater Mine and 2.1 million tons at the East Boulder Mine represent an adequate level of proven ore reserves to support planned mining activities.
     The grade of the Company’s ore reserves, measured in combined platinum and palladium ounces per ton, is a composite average of samples in all reserve areas. As is common in underground mines, the grade mined and the recovery rate achieved varies depending on the area being mined. In particular, mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. During 2010, 2009 and 2008, the average mill head grade for all tons processed from the Stillwater Mine was 0.50, 0.56 and 0.51 PGM ounces per ton of ore, respectively. During 2010, the average mill head grade for all tons processed from the East Boulder Mine was about 0.39 PGM ounces per ton of ore compared to an average mill head grade of 0.38 PGM ounces per ton of ore in 2009 and 2008. Concentrator feeds at both mines typically include, along with the ore, some PGM-bearing material that is below the cut-off grade for reserves (reef waste) but that is economic to process so long as there is capacity available in the concentrator.

     As of December 31, 2010, 2009 and 2008 the Company’s proven and probable ore reserves were as follows:

	2010				2009			2008
		AVERAGE	CONTAINED			AVERAGE	CONTAINED		AVERAGE	CONTAINED
	TONS	GRADE	OUNCES		TONS	GRADE	OUNCES	TONS	GRADE	OUNCES
	(000’s)	(OUNCE/TON)	(000’S)		(000’s)	(OUNCE/TON)	(000’S)	(000’s)	(OUNCE/TON)	(000’S)
Stillwater Mine(2)
Proven Reserves	2,559	0.64	1,648		2,606	0.66	1,712	2,911	0.65	1,898
Probable Reserves	13,116	0.62	8,176		13,748	0.63	8,688	14,030	0.64	8,911

Total Proven and Probable Reserves(1)	15,675	0.63	9,824		16,354	0.64	10,400	16,941	0.64	10,809

East Boulder Mine(2)
Proven Reserves	2,059	0.41	848		2,036	0.43	867	2,066	0.45	935
Probable Reserves	23,064	0.40	9,199		22,607	0.41	9,347	19,202	0.45	8,717

Total Proven and Probable Reserves(1)	25,123	0.40	10,047		24,643	0.41	10,214	21,268	0.45	9,652

Total Company Reserves(2)
Proven Reserves	4,618	0.54	2,496		4,642	0.56	2,579	4,977	0.57	2,833
Probable Reserves	36,180	0.49	17,375		36,355	0.50	18,035	33,232	0.53	17,628

Total Proven and Probable Reserves(1)	40,798	0.49	19,871	(3)	40,997	0.50	20,614	38,209	0.54	20,461

(1)	Reserves are defined as that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Proven ore reserves are defined as ore reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of ore reserves are well-established. Probable ore reserves are defined as ore reserves for which quantity and grade and/or quality are computed from information similar to that used for proven ore reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven ore reserves, is high enough to assume continuity between points of observation. The proven and probable ore reserves reflect variations in the PGM content and structural impacts on the J-M Reef. These variations are the result of localized depositional and structural influences on the distributions of economic PGM mineralization. Geologic domains within the reserve boundaries of the two mines include areas where as little as 0% and up to 100% of the J-M Reef is economically mineable. The ore reserve estimate gives effect to these assumptions. See “Business, Risk Factors and Properties — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results and Financial Condition.”

(2)	Expressed as palladium plus platinum in-situ ounces at a ratio of approximately 3.57 parts palladium to 1 part platinum. The Stillwater Mine is at a 3.54 to 1 ratio and the East Boulder Mine is 3.60 to 1.

(3)	Average mining and processing losses of approximately 16.9% must be deducted from the reported contained ounces estimated to arrive at the estimated saleable ounces.
Discussion
     The Company’s total proven and probable ore reserve tonnage at December 31, 2010, increased by about 6.8% or 2.6 million tons over the past two years. However, total contained ounces in proven reserves decreased by about 11.9% from those reported December 31, 2008. In 2010, proven and probable tons decreased 0.5% and contained ounces decreased by 3.6% from those reported December 31, 2009. In 2009, proven and probable tons increased 7.3% while contained ounces slightly increased by 0.7% from those reported December 31, 2008. The Company’s mine development efforts over the past several years have focused on converting probable reserves to proven reserves, rather than on adding new probable reserves.
     Changes in proven and probable ore reserves are due to the net effect of:
•	Additions to proven ore reserves from new definition drilling,

•	Deletions as proven reserves are mined,

•	Deletions from probable ore reserves as areas are converted by new drilling from probable to proven ore reserves,

•	Additions from development activity to convert mineralized inventory to probable ore reserves,

•	Additions and deletions from adjustments to ore reserve estimation factors and mine planning criteria. The cut-off grade used in mine planning is 0.3 ounces of platinum and palladium per ton for the Stillwater Mine and is 0.2 ounces of platinum and palladium per ton for the East Boulder Mine. The economic value of this cut-off grade varies with platinum and palladium prices and with the different mining methods employed, their costs and their efficiency.

     The Company’s production levels for palladium and platinum are driven by the number of ore tons mined, the mill head grade of the ore and the metallurgical recovery percentages. The Company measures its net mine production in terms of the number of ounces contained in the mill concentrate, adjusted for subsequent processing losses expected to be incurred in smelting and refining. The Company defines an ounce of metal as “produced” at the time it is transferred from the mine and received at the concentrator. Depletion, depreciation and amortization costs are inventoried at each stage of production.
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
     The economic analysis of proven and probable reserves at the end of 2010 identified that at a palladium and platinum combined price of about $530 per ounce the stated level of reserves would begin to be reduced by economic constraints. This combined price at which ore reserves become constrained by economics has increased from $400 per ounce in the analysis performed in 2009 and $517 per ounce shown in 2008. The variation in these threshold prices reflects year-on-year changes in mining costs, current development and production method assumptions, adjustments to ore grade and mine plans, and economic performance due to changing market prices during those periods. The Company has not tested the ore reserves beyond the level shown above because of the expense of accessing and drilling to establish ore reserves and because of the extensive life of a 19.9 million ounce reserve.
MARATHON DEVELOPMENT PROJECT
Location
     The Marathon PGM-Cu project (the “project”) is located 10 kilometers (km) north of the town of Marathon, Ontario. The project site is in an area characterized by typical boreal vegetation, moderate to steep hilly terrain and numerous streams, ponds and shallow lakes. The project area is bounded to the east by the Pic River and Lake Superior to the south-west. The climate of this area is typical of northern areas within the Canadian Shield, with long winters and short, warm summers.
     The project area is conveniently situated in close proximity to population centers, the Trans-Canada Highway, electrical transmission corridor, rail lines, Great Lake port facilities and a regional airport.

Project Description
     The Marathon PGM-Cu project is an advanced stage development project undergoing preparations for the construction and commercial commissioning of a conventional open pit mining and processing operation. The planned operations will be owner-operated employing its own equipment and workforce.
     Near term project activities include detailed engineering, design and construction of the mine, processing facilities and support infrastructure. The present mine plan includes development of a substantial main pit and the sequential mining of several smaller satellite pits. Mineral resources and ore reserves were determined in an independent study performed by a third party and documented in a January 8, 2010 report: “Technical Report on the Updated Feasibility Study for the Marathon PGM-Cu Project, Marathon, Ontario, Canada”. Proven and probable reserves total 91 million tonnes grading 0.246% copper and 1.07 g/t Pd+Pt. Planned operations include mining and processing at a nominal rate of 22,000 tonnes per day for a mining life of approximately 11.5 years.
     The project will require an estimated 300 workers during the construction phase and 130 to 250 permanent full time positions during the life of mine operations. Approximately three spin-off jobs (suppliers, contractors) will result in the region for each full time position.
     The PGM-copper ores will be processed (crushed, ground and concentrated) at on-site processing facilities to produce a marketable concentrate product containing copper, palladium, platinum, rhodium, silver and gold. The concentrate will be transported off-site via road and rail to a commercial smelter and refinery for subsequent metal extraction and separation. The residual material or “process solids” resulting from the milling process will be deposited in the Process Solids Management Facility (PSMF). Multiple sites within the project area have been evaluated as potential locations for the PSMF of which two preferred sites are undergoing final consideration and environmental assessment. The non-ore bearing mine rock produced, will be permanently stored in purposefully built Mine Rock Storage Areas (MRSAs) located west and east of the main pit.
     Incremental reclamation activities are planned throughout the operation’s life. At final closure, and upon the completion of an end of life closure plan, the Company will have secured and remediated the project site to a condition facilitating sustainable future or traditional use by the local and First Nations communities.
     Stillwater Canada Inc. is continuing with baseline environmental and socio-economic studies and is engaged with federal, provincial regulatory ministries and First Nation communities to secure the required permits and approvals for mine construction and operation. In December 2008, the project was accepted under the Major Projects Management Office (MPMO) initiative. A formal project description was submitted to the Canadian Environmental Assessment Agency (CEAA) in March 2010, which triggered the Federal Environmental Assessment (FEA) process. On October 7, 2010, the project was referred to an independent review panel. All federal and provincial approvals are anticipated in 2013 allowing commencement of commercial production in 2014.
Geology of the Marathon Deposit
     The Marathon PGM-Cu deposit is hosted by the Eastern Gabbro Series of the Proterozoic Coldwell Complex, a large intrusive body that intrudes and bisects the Archean aged Schreiber-Hemlo Greenstone Belt. The Coldwell is a composite magmatic intrusion and the largest alkaline intrusive complex in North America. It is approximately 25 km in diameter with a surface area of 580 square kilometers. The Coldwell Complex was emplaced in three nested intrusive cycles introduced sequentially during cauldron subsidence near where the northern end of a regional-scale fault system intersected Archean rocks, near the north shore of Lake Superior.
     Mineralization at the Marathon PGM-Cu deposit is related to a large magmatic system consisting of three or more cross-cutting intrusive olivine gabbro units that comprise the Eastern Gabbro Series of the Coldwell Complex. In order of intrusion, the three gabbroic units consist of Layered Gabbro Series, Layered Magnetite Olivine Cumulate (LMOC) and Two Duck Gabbro (TD Gabbro). Late quartz syenite and augite syenite dikes cut all of the gabbros but form a minor component of the intrusive assemblage. The TD Gabbro is the dominant host rock for copper-PGM mineralization and is a principal focus of exploration in the district. The mineralized zones occur as shallow dipping sub parallel lenses that follow the basal gabbro contact and form distinct mineral horizons designated as Footwall, Main, Hanging Wall and W-Horizon. The Main Zone is the thickest and most continuous zone. Additional accumulations of copper-PGM mineralization are associated with LMOC and occur in the hanging wall of the deposit.

Mineral Resource & Reserve Estimate
     Resource and reserve estimates were determined by an independent study performed by a third party effective November 2009. The mineral resource model used to estimate the mineral resources applied the same pit optimization, pit design, production scheduling and diluted block model used for the January 2010 updated technical report and feasibility studies. Only material in the block model with the resource classification of ‘measured’ or ‘indicated’ were considered as potential mill feed. In addition to the estimated grade values for Cu, Pd, Pt, Au, Ag, and Rh contained within the diluted block model, other variables were calculated or input into the diluted block model. These included the net smelter return, geotechnical parameters, block economic net value, haulage simulation results, block material type, and whittle rock types. In order to complete an open pit design on the Marathon PGM-Cu deposit, the following data, criteria and procedures were used:
•	The available geotechnical data describing the inter ramp slope angle, slope sectors, and berm widths that are required to develop a geotechnically stable pit design;

•	Economic and metallurgical criteria such as estimated metal pricing, metal recoveries, downstream operating costs (smelting, refining, and shipping), currency conversion rates, and projected annual mill feed requirements; and

•	Pit optimization based on the economic, metallurgical, geotechnical and production requirements for the project. Pit optimization was completed using a Lerchs-Grossmann algorithm (LG) on the block model. GEMCOM’s LG software, the Whittle optimizer was selected. Once a pit optimization was completed, the selected pit shell was used as a design basis for the open pit.
Proven & Probable Reserve Estimate
     For the Marathon PGM-Cu deposit, three major mining areas are present; the North pit, the South pit and the Malachite pit. Once the three pit areas were designed, a production schedule was then prepared, followed by equipment selection and estimation of operating costs, capital costs and personnel requirements. Mineral reserves have been estimated for the North, South and Malachite pits from the diluted block model, pit optimization and pit design. The mineral reserves are summarized in the table below:

		Pd	Pt	Au	Cu	Ag	Cu	Pd	Pt	Au	Ag
Classification	Tonnes	(g/t)	(g/t)	(g/t)	(%)	(g/t)	(Mlb)	(oz 000)	(oz 000)	(oz 000)	(oz 000)
Proven	76,461,000	0.910	0.254	0.090	0.268	1.464	452	2,237	625	222	3,600
Probable	14,986,000	0.435	0.147	0.060	0.138	1.318	46	209	71	29	635

Total	91,447,000	0.832	0.237	0.085	0.247	1.440	497	2,447	696	251	4,235
The mineral reserve estimate presented in the table above is effective as of November 24, 2009. The estimated ounces of proven and probable reserves include mining losses but do not include processing losses. Table tonnages are reported in metric tonnes.
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
     The Company determined that there was no material event or change in circumstances requiring the Company to test its long-lived assets for impairment at December 31, 2010, or December 31, 2009. However, during the latter part of 2008, in view of a steep decline in metals prices during that year, the Company concluded that the economic circumstances in which the Company operates had changed significantly. Therefore, at the end of 2008, the Company assessed whether total estimated undiscounted future cash flows at the Stillwater and the East Boulder Mines would be sufficient to recoup the carrying amount of each asset. Based on the mine plans as of December 31, 2008, and an assessment of long-term pricing, the Company determined that undiscounted future cash flows at the Stillwater Mine were sufficient to return the carrying value, but the undiscounted future cash flows projected at the East Boulder Mine were not sufficient to cover the carrying value there. Consequently, with the assistance of Behre Dolbear, the Company assessed the fair value of the East Boulder Mine assets at December 31, 2008, and concluded that a valuation adjustment was needed at East Boulder. Accordingly, the Company recorded a $67.3 million charge against earnings at December 31, 2008, reducing the carrying value of the East Boulder Mine assets to $161.4 million at that date.
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
CURRENT OPERATIONS
     The Company’s operations are located in south central Montana. The Company conducts mining and milling operations at the Stillwater Mine near Nye, Montana and at the East Boulder Mine south of Big Timber, Montana. Both mines are located on mine claims that follow the apex of the J-M Reef. The Company operates a smelter and base metal refinery, and recycling facilities at Columbus, Montana.
Montana Properties and Facilities — February 2011
     The Company’s original long-term development strategy and certain elements of its current planning and mining practices on the J-M Reef ore deposit were founded upon initial feasibility and engineering studies conducted in the 1980’s. Initial mine designs and practices were established in response to available technologies and the particular characteristics and challenges of the J-M Reef ore deposit. The Company’s current development plans, mining methods and ore extraction schedules are designed to provide systematic access to, and development of, the ore deposit within the framework of current and forecast economic, regulatory and technological considerations as well as the specific characteristics of the J-M Reef ore deposit. Some of the challenges inherent in the development of the J-M Reef include:
•	Surface access limitations (property ownership and environmental sensitivity);

•	Topographic and climatic extremes involving rugged mountainous terrain and substantial elevation differences;

•	Specific configuration of the mineralized zone (narrow — average width 5 feet, depth — up to 1.5 miles of vertical extent, and long — approximately 28 miles in length), dipping downward at an angle varying from near vertical to 38 degrees;

•	A deposit which extends both laterally and to depth from available mine openings, with travel distances underground from portal to working face of up to six miles; and

•	Proven and probable ore reserves extending for a lateral distance of approximately 32,000 feet at the Stillwater Mine and approximately 12,500 feet at the East Boulder Mine — a combined extent underground of approximately 8.4 miles, with active underground travelways and ramps on multiple levels totaling more than 85 miles in extent that must be maintained and supported logistically.

2010 Safety Performance
     Safety performance at the Company’s mining operations falls under the regulatory jurisdiction of the U.S. Mine Safety and Health Administration (MSHA). MSHA performs detailed quarterly inspections at each of the Company’s mine sites and separately investigates any occurrences deemed to pose a significant hazard to employee health and safety. The Company cooperates fully with MSHA in its compliance responsibilities and maintains its own safety management system to ensure that no employee is put at risk in carrying out his or her job responsibilities and unsafe conditions are identified and remediated immediately.
     MSHA enforcement powers include a broad range of alternatives, including issuing citations for violations of mandatory health or safety standards under the Federal Mine Safety and Health Act of 1977 (the Mine Act), elevated citations for violations that could significantly and substantially contribute to a safety or health hazard, 104(b) withdrawal orders for failure to abate a violation, 104(d) orders for unwarrantable failure of a mine operator to comply with mandatory health or safety standards, 110(b)(2) citations for flagrant violations of the Mine Act, and 107(a) imminent danger withdrawal orders. In addition, MSHA has authority to put on notice or close mining operations that demonstrate a continuing pattern of violations of the Mine Act and to impose criminal penalties on mine operators who fail to address violations of mine health and safety standards.
     In legislation signed into law on July 21, 2010, publicly traded mining companies are required to disclose certain statistics pertaining to their compliance with the Mine Act. The table below includes these statistics for the full year 2010. For each mine site, the numbers listed below are numbers of actual issuances of citations/orders except for proposed assessment dollar values.

	Section	Section	Section	Section		Assessment	Legal
	104 (S&S)	104 (b)	104 (d)	107 (a)		(in 000’s)	Actions
Stillwater Mine	58	—	1	2	(1)	$187	10

East Boulder Mine	26	—	—	—		$34	2

(1)	The 107(a) imminent dangers orders have been vacated and dismissed pursuant to settlement motions filed with the Federal Mine Safety and Health Review Commission on November 18, 2010, and January 24, 2011, and Administrative Law Judge’s Decisions Approving Settlement dated January 5, 2011, and January 25, 2011.
     For the year ended December 31, 2010, none of the Company’s mines received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. During the year ended December 31, 2010, the Company experienced no fatalities at any of its mines.
     As of December 31, 2010, the Company had a total of 12 matters pending before the Federal Mine Safety and Health Review Commission. This includes legal actions that were initiated prior to the three months ended December 31, 2010, and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such twelve-month period.
     The Company believes that the ultimate disposition of these alleged Mine Act violations and the pending legal dockets before the Commission will not have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

EMPLOYEES
     The following table indicates the number of Company employees (excluding contractors) in the respective areas:

	Number of Employees
SITE	at December 31,
	2010	2009	2008
Stillwater Mine	850	797	869
East Boulder Mine	280	265	261
Smelter and Refinery Complex	169	158	169
Administrative Support	55	53	65

Total	1,354	1,273	1,364

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
STILLWATER MINE
     The Company conducts underground mining operations at its wholly-owned Stillwater Mine, near Nye, Montana. The Stillwater Mine facility accesses, extracts and processes PGM ores from the eastern portion of the J-M Reef using mine openings located in the Stillwater Valley. In addition, the Company owns and maintains ancillary buildings that contain the concentrator, shop and warehouse, changing facilities, headframe, hoist house, paste plant, water treatment, storage facilities and office. All surface structures and tailings management facilities are located within the 2,475 acre Stillwater Mine Operating Permit area. Ore reserves developed at the Stillwater Mine are controlled by patented mining claims either leased or owned outright by the Company. The mine is located approximately 85 miles southwest of Billings, Montana, and is accessed by a paved road. The mine has adequate water and power from established sources. See “Business, Risk Factors and Properties — Risk Factors — Uncertainty of Title to Properties — The Validity of Unpatented Mining Claims is Subject to Title Risk.”
     The Stillwater Mine accesses and has developed a 5.9-mile-long underground segment of the J-M Reef, between the elevations of 2,000 and 7,300 feet above sea level. Access to the ore at the Stillwater Mine is accomplished by means of a 1,950-foot vertical shaft and by a system of horizontal adits and drifts driven parallel to the strike of the J-M Reef at vertical intervals of between 150 feet and 300 feet. Seven main adits have been driven from surface portals on the west and east slopes of the Stillwater Valley at various elevations between 5,000 and 5,900 feet above sea level. Several additional principal levels have been developed below the 5,000-foot level down to the 3,200-foot elevation, accessed from the vertical shaft and the associated shaft ramp system. Ore from this region of the mine is hauled by truck and/or rail to the shaft, where it is crushed and hoisted out of the mine. The Company is continuing to develop a decline system below the 3,200-foot elevation to access and develop deeper areas in the central part of the mine below those currently serviced by the existing shaft. At the end of 2010, this decline system extended down to the 2,000 foot level.
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
     The Stillwater Mine currently uses its 30 footwall lateral drifts and 6 primary ramps and vertical excavations to provide personnel and equipment access, supply haulage and drainage, intake and exhaust ventilation systems, muck haulage, backfill plant access, powder storage and/or emergency egress. The footwall lateral and primary ramp systems will continue to provide support for production and ongoing development activities. In addition, certain mine levels are required as an integral component of the ventilation system and serve as required intake and/or exhaust levels, or as parallel splits to maintain electrical ventilation horsepower balance and to meet MSHA requirements. MSHA regulations require the Company to designate alternate (secondary) escapeways from mine workings. These levels, in addition to comprising critical functional components of the ventilation and escapeway system, serve as permanent mine service and utility infrastructure for road and rail transportation, dewatering and backfill pumping facilities. They have been designed and are intended to be used for the life of the mine.
     During 2007, the Company began construction of a second major decline ramp from the 3,500 level of the existing shaft with eventual development down to about the 1,900-foot elevation. The first-phase installation of the Kiruna electric trucks at Stillwater Mine that will provide more efficient ramp haulage from the deeper portions of the off shaft area — a long-term project — is now nearly complete and should open up more mining alternatives in that part of the mine. In the future, the Company expects to install a horizontal rail haulage system on the 2,000 foot level to transport ore and waste material from the deeper mining faces to the electric truck ramps.
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
     The Company processes ore from the Stillwater Mine through a surface concentrator facility (mill) adjacent to the Stillwater Mine shaft. The mill has a permitted design capacity of 3,000 tons per day. During 2010, an average of 1,951 tons of ore and 187 tons of sub-grade material were processed through the mill per calendar day. In addition, on average the mill processed 108 tons per calendar day of smelter slag. Crushed ore is fed into the concentrator, mixed with water and ground to slurry in the concentrator’s mill circuits to liberate the PGM-bearing sulfide minerals from the rock matrix. Various reagents are added to the slurry, which then is agitated in a froth flotation circuit to separate the valuable sulfides from the waste rock. In this circuit, the sulfide minerals are successively floated, recycled, reground and refloated to produce a concentrate suitable for further processing. The flotation concentrate, which represents approximately 1.5% of the original ore weight, is filtered, placed in large bins and then transported by truck 46 miles to the Company’s metallurgical complex in Columbus, Montana. In 2010, 51% of the tailings material from the mill was returned to the mine and used as fill material to provide support for additional mining activities. The balance was placed in tailings containment areas on the surface. No additional steps are necessary to treat any tailings placed back into the mine or into the impoundments, as they are environmentally inert. Tailings are disposed of into the impoundment areas pursuant to the Company’s operating permits. Mill recovery of PGMs is historically about 92%. During 2008, failure of a critical drive gear on part of the fine grinding circuit caused recoveries to temporarily drop down to the 91% range.
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
     During 2010, the Stillwater Mine produced 351,700 ounces of palladium and platinum, 10.7% below the 393,800 ounces produced in 2009. This lower 2010 production was attributable to several factors, including a safety initiative that diverted miners for a time into remedial ground control efforts, an unplanned loss of a power center that took several key stopes off line for about a month, and generally lower than anticipated realized ore grades in the off-shaft portion of the mine. The Stillwater Mine’s total cash costs (a non-GAAP measure) averaged $380 per ounce in 2010 compared to $344 per ounce in 2009. These total cash costs are net of recycling and by-product sales credits — without the benefit of these credits, Stillwater Mine’s total cash costs would have averaged $458 per ounce in 2010 and $397 per ounce in 2009. Analysis of this 10.4% increase in average costs (net of credits) indicates the higher 2010 cost per ounce was almost entirely attributable to the lower ounces produced in 2010 at the Stillwater Mine. See Part II, Item 6, “Selected Financial Data” for further discussion of non-GAAP measures.
EAST BOULDER MINE
     The East Boulder Mine is located in Sweet Grass County, Montana, approximately 32 miles southeast of the town of Big Timber and is accessed by a public road. The East Boulder Mine is fully permitted independently of the Stillwater Mine and comprises a second distinct mining operation accessing the western portion of the J-M Reef. The mine consists of underground mine development and surface support facilities, including a concentrator, shop and warehouse, changing facilities, storage facilities, office and tailings management facility. All mine facilities are wholly owned and operated by the Company. Surface facilities for the East Boulder Mine are situated on unpatented mill site claims maintained on federal lands located within the Gallatin National Forest and administered by the U.S. Forest Service. All surface facilities, including the tailings management complex, are located within a 980 acre operating permit area. Proven and probable ore reserves for the mine are controlled by patented mining claims owned by the Company. Development of the East Boulder Mine began in 1998, and it commenced commercial production effective January 1, 2002.
     From the surface facilities at East Boulder, the J-M reef is accessed by two 18,500-foot long, 15-foot diameter horizontal adits driven into the mountain. These adits are equipped with rail haulage and intersect the ore body at an elevation 6,450 feet above sea level. Within the mine, the ore body currently is developed from seven levels of horizontal footwall lateral drifts driven parallel to the J-M Reef totaling approximately 37,500 feet in length, and from four primary ramps totaling approximately 16,815 feet of development. The ore body is accessed vertically by ramp systems tying together the footwall laterals and driven approximately every 2,500 feet along the length of the deposit. During 2010, active mining areas were consolidated into seven production zones including two areas below the primary 6,450 haulage level.
     The mined ore is transported horizontally out of the East Boulder Mine by rail haulage to the mine portal, where it is processed through the East Boulder concentrator facility, which has a permitted mill capacity of 2,000 tons per day. Concentrates produced in the mill are transported approximately 75 miles to the Company’s metallurgical complex in Columbus, Montana.
     In 2010, approximately 50% of the East Boulder mine tailings material was returned to the mine and used for backfill in mined out voids to provide a foundation upon which additional mining activities can occur. The balance was placed in surface tailings containment areas. In 2009, approximately 44% of the mine tailings were returned to the mine; sandfill activity was reduced significantly in the 2009 mine plan. No additional steps are necessary to treat any tailings placed back into the mine or into the impoundments, as they are environmentally inert, and tailings placed into the impoundment areas are disposed of pursuant to the Company’s operating permits. The current impoundment area has an estimated staged life of approximately 20 years at the original planned production and processing rate of 2,000 tons per day. Mill recovery of the PGMs contained in the ore was about 89% in 2010 and 2009 and 90% in 2008.
     The East Boulder Mine’s total cash costs (a non-GAAP measure) were $442 per ounce in 2010 compared to $407 per ounce in 2009. These total cash costs include the benefit in each period of recycling and by-product credits — if these credits are excluded, the resulting cash costs would have been $539 per ounce in 2010 and $471 per ounce in 2009. The higher average cash costs per ounce in 2010 were driven mostly by higher labor and materials costs, coupled with the effect of lower ounces produced at the mine. See Part II, Item 6 “Selected Financial Data” for further discussion of non-GAAP measures.
EXPLORATION AND DEVELOPMENT
     The J-M Reef has been explored from the surface along its entire 28-mile strike length by surface sampling and drilling which consists of an array of over 900 drill holes. Exploration activities historically also included driving and then drilling from two exploratory underground adits not currently in active use, the West Fork Adit and the Frog Pond Adit. Comprehensive evaluation of PGM mineralization encountered in the J-M Reef has allowed delineation of indicated ore reserves adjacent to the Stillwater and East Boulder Mines and confirmation of the existence of mineralized material over much of the remaining strike length. Exploration to date has defined sufficient probable ore reserves to sustain mining for a number of years in the future. It is the Company’s practice to systematically convert its established probable ore reserves to the proven ore category as mine development progresses by performing definition drilling and evaluation coincident with planned advances of underground development.
     A key element of the Company’s development activities in the Stillwater Complex consists of ongoing efforts to convert its established probable ore reserves into proven ore reserves by extending the lateral and vertical development of the Stillwater and East Boulder Mines. These ongoing activities involve constructing and extending mine development workings to access established ore reserves and continuously advancing definition drilling, engineering and mine plans to replace depleted ore reserves. During 2010, 2009 and 2008, $32.2 million, $25.9 million and $55.9 million, respectively, were incurred in connection with capitalized mine development and are included in total capital expenditures. Development spending in 2011 is planned to be about $60.3 million, which should offset the effect of reduced development spending in 2009 and 2010 as well as providing for reserve replacement.
The following table outlines measures that are used by the Company to gauge progress on resource development activities:

Location and Development Activity	2010	2009	2008
Stillwater Mine
New Primary Development (equivalent feet)(1)	19,666	12,323	25,047
New Footwall Lateral (equivalent feet)(1)	9,983	8,430	10,836
New Definition drilling (feet)	291,173	292,701	358,761
East Boulder Mine
New Primary Development (equivalent feet)(1)	3,539	3,602	9,963
New Footwall Lateral (equivalent feet)(1)	2,362	1,522	4,254
New Definition drilling (feet)	81,474	64,448	140,944

(1)	Based on one linear foot of excavation, 11 feet wide by 12 feet high (cross-section of 132 ft.2).
     In addition to the development spending planned at the existing mines, about $10 million of spending is planned in 2011 for the two separate development projects along the J-M reef — the Blitz project adjacent to the Stillwater Mine and the Graham Creek project to the west of the East Boulder Mine. These projects are intended to provide access to two promising but largely unexplored segments of the reef and may ultimately allow the Company to expand or extend its mine production. The Company has also planned about $10 million of capital spending in 2011 for detailed engineering and other projects on the recently acquired Marathon PGM properties in Canada (see the COLDWELL COMPLEX below).
     The Company has established an exploration team that will coordinate drilling and evaluation efforts on the Marathon properties. This team of experienced geologists may also pursue other exploration opportunities in the future, with particular emphasis on Canada.
COLDWELL COMPLEX

     In November 2010, the Company announced that it had completed the acquisition of the PGM assets of Marathon PGM Corporation, a Canadian exploration company. The principal asset acquired in the transaction is a significant PGM-copper resource position in Ontario near the north shore of Lake Superior. In December 2010, the Company announced its intent to further consolidate its position in this district by signing a definitive agreement to purchase some adjacent mineral properties held by Benton Resources Corp., another Canadian exploration company.
     The Marathon PGM-copper project is located 10 km north of the town of Marathon, Ontario located on the eastern margin of the Coldwell Complex, a Proterozoic layered intrusion. The palladium, platinum and copper mineralization occurs in the Two Duck Lake gabbro. The known zones of significant mineralization have a total north-south strike length of about 3 km and dip 30° to 40° toward the west. The mineralization has a true thickness ranging from 4 meters (m) to 100m.
     The town of Marathon is situated adjacent to the Trans-Canada Highway on the northeast shore of Lake Superior, approximately 300 km east of the city of Thunder Bay. The Marathon project benefits from excellent location and access to well-developed transportation infrastructure. The project site is in an area characterized by dense vegetation, moderate to steep hilly terrain with a series of streams, ponds and small lakes. The project area is bounded to the east by the Pic River and Lake Superior to the southwest. The climate of this area is typical of northern areas within the Canadian Shield, with long winters and short, warm summers.
     Anaconda Canada originally explored in the project area for copper during the 1960’s and drilled over 36,000 meters in exploring and defining the copper mineralization. In 1985, Fleck Resources acquired the property and focused on re-assaying Anaconda’s drill core for PGMs and completed another 3,615 meters of drilling. Geomaque Exploration (now Rio Narcea Gold Mines, Ltd.) held an option to purchase this project in 2001. Geomaque spent over $1 million on the project and completed a preliminary assessment of the project in April 2001.
     Successive drilling campaigns have progressively added to the Marathon resource on a year over year basis, continually expanding the resource in a systematic approach to exploration. In January 2010, an optimized in-pit resource estimate was released, which is part of the optimized definitive feasibility study for the project. The project consists of the development of an open pit mining and milling operation. The study anticipates that one primary pit and several smaller satellite pits will be mined. During the operating phase of the project, production is expected to be approximately 22,000 tonnes per day. Based upon current reserve estimates and available information the operating life of the mine will be approximately 11.5 years.
     Once development proceeds, the project is expected to create an estimated 300 construction jobs, approximately 130 to 250 permanent full-time life of mine positions and roughly three spin-off jobs (suppliers, contractors) in the region for each full-time position.
     The ore will be processed (crushed, ground, concentrated) at on-site processing facilities. The final products from the mill will be a concentrate product containing copper, palladium, platinum and gold and a by-product of non-mineralized rock called “process solids”. The concentrate will be transported off-site via road and rail to a smelter and refinery for subsequent metal extraction and separation. The process solids resulting from the milling process will be disposed of in a permitted PSMF. Multiple options for process solids disposal have been assessed, which has resulted in two options for final consideration and environmental assessment. The non-ore bearing mine rock produced will be permanently stored in purposefully built MRSAs located west and east of the main pit.
     At closure, or the end of the operational phase of the mine, the project footprint will be reclaimed to permit future use as desired by the local communities and for traditional use by First Nations communities.
     The Company has started the federal and provincial environmental permitting and approvals process for the project. In December 2008, the project was accepted into the MPMO initiative. A project description was submitted to the CEAA in March 2010, which triggered the FEA process. On October 7, 2010 the project was referred to an independent review panel. While there can be no certainty as to the project timeline at this point, the Company’s current planning estimates that all federal and provincial approvals would be received in 2013, which based upon approximately a one-year construction schedule would result in an estimated start of commercial production in 2014 or 2015.
     Stillwater Mining Company has a history of outstanding environmental performance and is committed to construct and operate the Marathon facilities in a safe and environmentally sound manner, in full compliance with relevant federal and provincial laws and with best environmental practices. The Company prides itself on its ability to work with communities and regulatory agencies, focusing on the design, construction and operation of facilities in a manner that ensures they are managed proactively to protect the environment. The Company strives to be respectful of nature and considerate of all local stakeholders and affected First Nations. The project will bring value to the Company’s shareholders and will improve the social and economic well-being of the nearby communities.
METALLURGICAL COMPLEX
Smelter
     The Company owns a smelter facility and associated real estate located in Columbus, Montana. The smelter facility consists of two electric furnaces, two top blown rotary converters (TBRC’s), a matte granulator and gas handling and solution regeneration systems.
     During 2009, the Company completed construction of the second smelter furnace at the Columbus facility. The new furnace is intended to accommodate forecasted levels of future processing, mitigate any potential operational risk (virtually all of the Company’s metal production is dependent on the availability of the smelter facility), and allow the Company to continue processing during periodic scheduled maintenance shutdowns. After stripping out the old refractory material from the original furnace during 2010, the furnace will be rebricked during 2011 and reconfigured as a “slag cleaning” furnace. In this configuration, slag tapped from the second furnace would be laundered into the original furnace, providing additional residence time for the matte to separate from the slag material with the intent of increasing metal recoveries. Reconfigured as such, the slag cleaning furnace also serves as a backup production furnace if needed.
     Concentrates from the mine sites are transported to the smelter, dried, and fed into the electric furnace. In the furnace, the concentrates are commingled with spent catalyst materials collected by the Company’s recycling business segment. The combined feed is melted in the furnace, where the lighter silica-rich slag separates out into a distinct layer that floats on the heavier nickel-copper PGM-rich matte. The matte is tapped from the furnace periodically and granulated. This granulated furnace matte is then re-melted and processed in a TBRC, which extracts iron from the converter matte. The converter matte is poured from the TBRC, granulated and transferred to the base metals refinery for further processing. The granulated converter matte, approximately 6% of the original smelter feed by weight, consists principally of copper and nickel sulfides containing about 1.5% to 2.0% PGMs. The slag is separately tapped from the furnace, cooled and returned to the mine for reprocessing.
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
     The base metal refinery utilizes the patented Sherritt Process, whereby a sulfuric acid solution dissolves the nickel, copper, cobalt and residual iron in the converter matte. These metals are separated chemically from the PGM-bearing converter matte and the copper and nickel ultimately are marketed as by-products. Iron is precipitated from an iron-copper-nickel-cobalt solution and is returned to the smelter to be processed and removed in the slag. A nickel crystallizer circuit produces a crystalline nickel sulfate by-product containing minor amounts of cobalt, which is marketed under sales contracts with various companies. A copper electrowinning circuit removes copper from solution as cathode copper that is marketed to copper refiners for upgrading to commercial grade material. The removal of these metals upgrades the PGM fraction of the converter matte product substantially from about 1.5% PGMs to approximately 37% PGMs.
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
     Upon receipt of the PGM materials for recycling, they are weighed, crushed and sampled prior to being commingled with mine concentrates for smelting in the electric furnace. Nickel and copper sulfides which occur naturally in the mine concentrates act as a metallurgical collector to facilitate the chemical extraction of the PGMs from the recycled material.
     In acquiring recycled automotive catalysts, the Company sometimes advances funds to its suppliers in order to facilitate procurement efforts. During 2009, the Company modified its recycling business model to narrow the amount of advances outstanding to such suppliers while at the same time continuing to support and grow the recycling segment. Total outstanding procurement advances to recycling suppliers totaled $6.1 million and $3.6 million at December 31, 2010 and 2009, respectively. In the current business environment, the Company has generally limited working capital advances to new suppliers for material that has been procured and awaiting transit or physically in transit to the Company’s processing facilities.
     Recycled ounces sold in 2010 increased to 156,100 ounces compared to 102,000 ounces in 2009. In addition to purchased material, the Company processed 235,900 ounces of PGMs on a tolling basis in 2010, up from 128,000 tolled ounces in 2009. In total, recycled volumes fed to the smelter increased to 399,400 ounces of PGMs in 2010, up 59.1% from 251,000 ounces in 2009. The stronger volumes in 2010 were mostly the result of more material available in the market in response to higher PGM market prices.
     The Company records revenue and costs of metals sold for the processing of these recycled materials. Revenues from recycling increased substantially to $168.6 million in 2010, from $81.8 million in 2009, but were $475.4 million in 2008. Costs of metals sold were $157.3 million, $75.9 million and $448.4 million for 2010, 2009 and 2008, respectively — most of these costs are associated with purchasing the recycled material for processing. Earnings from the processing of recycled catalysts in 2010, 2009 and 2008, including financing charges to customers, were $11.5 million, $6.5 million and $7.8 million, respectively. Following the steep drop in PGM prices and doubts as to collectability under various commitments with suppliers, the 2010, 2009 and 2008 recycling results included write-downs of $0.6 million, $0.5 million and $26.0 million, respectively, of advances to suppliers in its recycling business.
     Because of the significant quantities of recycling material typically processed through its smelter and base metal refinery and the substantial time required for processing, the Company usually carries large inventories of recycling material in process. Working capital associated with these recycling activities as inventories and advances was $41.5 million and $29.0 million at December 31, 2010 and 2009, respectively.
OTHER PROPERTIES
     The Company owns a warehouse facility in Columbus, Montana and leases office space in Columbus and Billings, Montana. The Company’s corporate office is located in the office space leased in Billings, Montana. The annual expense for office leases totals $0.3 million per year. The Company also owns parcels of rural land in Stillwater and Sweet Grass Counties, Montana, near its mine and metallurgical complex sites totaling approximately 4,549 acres and additional properties in the communities of Columbus and Big Timber, Montana, Marathon, Ontario and Lac du Bonnet, Manitoba which are used as support facilities.
LONG-TERM FINANCING
Convertible Debentures
     On March 12, 2008, the Company issued and sold $181.5 million aggregate principal amount of senior convertible debentures due in 2028 (debentures). The debentures pay interest at 1.875% per annum, payable semi-annually on March

15 and September 15 of each year. The debentures will mature on March 15, 2028, subject to earlier repurchase or conversion. Each $1,000 principal amount of debentures is initially convertible, at the option of the holders, into approximately 42.5351 shares of the Company’s common stock, at any time prior to the maturity date. The conversion rate is subject to certain adjustments, but will not be adjusted for accrued interest or any unpaid interest. The conversion rate initially represents a conversion price of $23.51 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15, 2013, March 15, 2018 and March 15, 2023, or upon the occurrence of certain events including a change in control. The Company may redeem the debentures for cash beginning on or after March 22, 2013.
     The debentures were sold to an “accredited investor” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial investor offered and resold the debentures to “qualified institutional buyers” under Rule 144A of the Securities Act. An affiliate of MMC Norilsk Nickel, with the approval of the Company’s public directors, purchased and as of December 31, 2010, currently holds $80 million of the debentures.
     In connection with the issuance of the debentures, the Company incurred $5.1 million of issuance costs, which primarily consisted of investment banking fees, legal and other professional fees. These costs are classified within other noncurrent assets and are being amortized as interest expense over the term from issuance through the first date that the holders can require repurchase of the debentures, which is March 15, 2013. Amortization expense related to the issuance costs of the debentures was $0.9 million, $1.0 million and $0.8 million in 2010, 2009 and 2008, respectively, and the interest expense on the debentures was $3.1 million, $3.3 million and $2.7 million in 2010, 2009 and 2008, respectively. The Company made cash payments of $3.1 million, $3.4 million and $1.7 million for interest on the debentures during 2010, 2009 and 2008, respectively.
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
     During the fourth quarter of 2009, the Company filed a $450 million shelf registration statement. The registration statement became effective on December 8, 2009, and permits the Company to issue any of various public debt or equity instruments for financing purposes so long as the registration statement remains effective. The Company is generating significant cash flow at the current time and will also consider its financing needs as its plans develop and opportunities warrant. In this connection, the development of the Marathon property will require significant capital and the debentures may require cash payments, whether upon maturity or earlier redemption. Management believes that the shelf may facilitate access to additional liquidity in the future. However, there is no assurance that debt or equity capital would be available to the Company in the public markets should the Company determine to issue securities under the shelf registration.
PGM SALES AND HEDGING
Mine Production
     Palladium, platinum, rhodium, gold and silver are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity (rhodium of 99.9%) in sponge-form are transferred upon sale from the Company’s account at third-party refineries to the account of the purchaser. After final refining, by-product gold, silver and rhodium are normally sold at market prices to customers, brokers or outside refiners. Copper and nickel by-products from the Company’s base metal refinery, however, are produced at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are included in revenues from mine production. During 2010, 2009 and 2008, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $28.0 million, $23.6 million and $36.8 million, respectively.
     The Company’s ten-year sales agreement with Ford Motor Company expired at the end of 2010. Under this sales agreement, Ford purchased 80% of the Company’s mined palladium production and 70% of its mined platinum production each month. The Ford contract included certain guaranteed pricing floors and caps for metal delivered, partly protecting the parties from extreme fluctuations in PGM prices. Metal sales under the agreement, when not affected by the guaranteed floor or ceiling prices, were priced at a slight discount to market. Going forward, the absence of the price protection in the Ford agreement will increase the Company’s financial exposure to low PGM prices. Nevertheless, the Company has recently signed a new three-year palladium supply agreement with General Motors Corporation, a one-year palladium agreement with BASF Corporation (BASF), and is engaged in discussions with other potential customers for the remainder of its mined palladium and platinum.
     The Company has historically entered into derivative contracts and hedging arrangements from time to time to manage the effect on the Company’s cash flow of fluctuation in the price of palladium and platinum from mine production. Hedging activities consist of fixed forwards for future delivery of specific quantities of PGMs at specific prices, and financially settled forwards that provide for net cash settlement of forward sales. Gains or losses can occur as a result of hedging strategies if the derivative contracts ultimately settle at prices above or below market. See Note 6 “Derivative Instruments” to the Company’s 2010 audited consolidated financial statements for further information.
PGM Recycling
     The Company has capacity available in its smelter and base metal refinery and purchases catalyst materials from third parties for recycling in those facilities to recover PGMs. The Company has entered into sourcing arrangements for catalyst material with several suppliers. Under these sourcing arrangements, the Company advances cash to suppliers for purchase and collection of these spent catalyst materials. These advances are reflected as advances on inventory purchases and included in Other current assets on the Company’s consolidated balance sheet until such time as the material has been physically received and title has transferred to the Company. Following the steep drop in PGM prices and doubts as to collectability under various commitments with suppliers, the 2010, 2009 and 2008 recycling results included write-downs of $0.6 million, $0.5 million and $26.0 million, respectively, of advances to suppliers in its recycling business. Since 2008, the Company has restructured its recycling business model somewhat to further restrict the conditions under which funds are advanced and thereby limit its financial exposure to its suppliers. See “Business, Risk Factors and Properties — Risk Factors — Reliance on a Few Third Parties for Sourcing of Recycling Materials and Advances for Recycling Materials Creates the Potential for Losses.” The Company regularly enters into fixed forward sales related to recycling of catalysts. These fixed forward sales transactions in the recycling business have not been accounted for as derivatives because they qualify as “normal purchases/normal sales” under generally accepted accounting principles. Metals from processing recycled materials are generally sold forward at the time the material is purchased and then are delivered against the forward sales contracts when the ounces are recovered.
     At various times during the latter period of the agreement with General Motors, the Company elected to fulfill a portion of its palladium delivery commitments utilizing recycled metal. Consequently, a portion of the Company’s palladium from recycling from time to time was priced using financially settled forward sales, which allowed the Company to price the metal forward. Because these financially settled forward sales inherently settled net, they were not eligible for the normal sales exemption. The Company elected not to designate these financially settled forward sales as hedges. Changes in fair value of these financially settled forwards at the end of each accounting period were reflected in recycling revenue. The corresponding net realized loss on these derivatives in 2009 and 2008 was $0.2 million in each year. There were no financially settled forward contracts outstanding at December 31, 2010.
     All of the Company’s recycling forward sales transactions open at December 31, 2010, will settle at various periods through June 2011. See Note 6 “Derivative Instruments” to the Company’s 2010 audited consolidated financial statements for more information. The Company has credit agreements with its major trading partners that provide for it to make margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. No margin deposits were required or outstanding as of December 31, 2010 or 2009.
Other
     The Company makes other open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $6.2 million, $5.8 million and $20.0 million on ounces purchased in the open market and re-sold for the years ended December 31, 2010, 2009 and 2008, respectively. These purchases for resale were essentially breakeven transactions undertaken for the convenience of certain customers.

TITLE AND ROYALTIES
Montana, USA
     The Company holds 1,006 patented and unpatented lode or mill site claims in Montana covering approximately 16,200 acres along the apex of the J-M Reef mineral zone and on adjacent federal lands utilized for the Company’s operations facilities. The Company believes that approximately 130 of these claims cover 100% of the known apex of the J-M Reef. The Company’s remaining unpatented claims either adjoin the apex of the J-M Reef or secure sites for surface operations. Prior to the federal moratorium on processing new applications for mining claim patents, the Company had leasehold control on one patented claim under the Mouat Agreement, had been granted patents on 34 of its own claims (a combined total of 735 acres), and had 33 patent applications pending on 135 additional mining claims covering an area of 2,249 acres. The applications included claims owned directly by the Company or held by the Company in leasehold. During the fourth quarter of 2001, 31 new patents were issued to the Company for 126 mining claims covering 2,126 acres. At year-end 2001, patents had been issued for all submitted applications involving the claims owned directly by the Company. In a decision dated April 30, 2002, the Montana State Office of the Bureau of Land Management (BLM) rejected two mineral patent applications submitted prior to July 13, 1993 covering 123 acres in nine mining claims held by the Company in leasehold under the Mouat Agreement. The Company joined with the Mouat interests in appealing the BLM decision to the U.S. Department of the Interior Board of Land Appeals (IBLA). On April 25, 2005, Administrative Judges for the IBLA ruled in favor of the Mouat Interests’ and Company’s appeal and remanded the cases to the BLM with instruction to issue the pending patents. As of the date of this filing, the Certificates of Patent had not yet been issued; however, the Company considers the matter resolved and expects the patents to be granted in due course. The Company presently maintains 836 active unpatented mining and mill site claims. Unpatented mining claims may be located on lands open to mineral appropriation and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and such claims are more commonly subject to challenges of third parties, regulatory or statutory changes, or contests by the federal government. The validity of an unpatented mining claim or mill site claim, in terms of establishing and maintaining possessory rights, depends on strict compliance with a complex body of federal and state statutory and decision law regarding the location, qualifying discovery of valuable minerals, occupancy and beneficial use by the claimant.
     Of the Company’s 1,006 controlled claims, 868 are subject to royalties, including 840 subject to a 5% net smelter royalty payable to Franco Nevada U.S. Corporation (formerly Newmont Capital Limited), 143 subject to a 0.35% net smelter royalty payable to the Mouat family, and 115 subject to both royalties. During 2010, 2009 and 2008, the Company incurred royalty expenses of $13.7 million, $10.6 million and $14.6 million, respectively. At December 31, 2010, 100% of the Company’s proven and probable ore reserves were secured by either its control of 161 patented mining claims or the nine current first-half certified claims pending final action under the April 2005 appeal ruling by the IBLA. Processing facilities at the East Boulder Mine are situated on 127 validated unpatented mill site claims.
Ontario, Canada
      In the fourth quarter of 2010, the Company acquired Marathon PGM Corporation and its PGM-copper assets and, pursuant to a definitive agreement in December 2010, announced its intent to acquire certain exploration properties and royalty interests of Benton Resources Corp. situated in northwest Ontario, Canada, in 2011. Upon completion of the transaction with Benton Resources Corp., the Company will own mining claims and crown leases totaling approximately 15,239 hectares (37,878 acres) covering the more prospective portions of the Port Coldwell Intrusive Complex. The Coldwell Complex hosts the Marathon PGM-Copper deposit and is located near the northern shore of Lake Superior adjacent to the town of Marathon, Ontario.
     After completion of the Benton Resources Corp. transaction in 2011, the Company’s aggregate property holdings in the Coldwell Complex will include 42 crown leases on 2,849 hectares (7,040 acres) and 77 mining claims comprised of 780 claim units totaling 12,480 hectares (30,838 acres). Thirty-seven of the leases (1,365 hectares) grant both surface and mineral rights while five of the leases (1,484 hectares) presently grant mineral rights only. Applications have been submitted for surface leases on the 5 mineral leases as well as for both mineral and surface crown leases on certain additional property currently held by the Company under valid mining claims. In Canada, paramount title to minerals typically vests in the Crown subject only to the burden of aboriginal title, while the various Ministries of the Provinces enjoy legislative powers to administer the disposition of minerals within their jurisdiction. In Ontario, mining claims grant the claimant conditional rights of access for exploration of hard rock minerals conducted in compliance with regulations regarding surface disturbance, environmental stewardship and annual expenditures to maintain the validity of the claims. Mining claims in Ontario do not authorize removal of minerals for other than test work and analyses. To commercially extract minerals, a mining lease is necessary. Crown mining leases provide the claimant with a preference right to develop and extract minerals for a (renewable) 21-

year term, under more specific conditions of aboriginal consultation, environmental protection, approved closure/reclamation plans and financial assurances provided to the Crown over the life of the project. The Company believes that its mining claims and crown leases provide adequate security of mineral and surface tenure to advance its planned mine development and mineral exploration activities in the Marathon-Coldwell region of Ontario.
     The Company’s Ontario properties in the Coldwell Complex remain subject to certain underlying provisions and production royalty interests. Production royalty interests include: a 2% NSR royalty payable to Teck Cominco Ltd. in respect to the ‘Bamoos leases’ (217 hectares), a 1% NSR royalty payable to Stephen Stares in respect to the ‘Bermuda claim’ (94 hectares); a 2% NSR royalty payable to Franco Nevada (as successors in interest to Newmont and Redstone Resources) in respect to the Par Lake, et.al. leases (1,315 hectares); a conditional 2% NSR royalty payable to Benton Resources Corp. in respect to the ‘Bermuda Properties’ (7,317 hectares); a 1% NSR royalty payable to Stephen Stares in respect to certain of the ‘Bermuda Properties (approximately 7,300 hectares); a conditional 2% NSR royalty payable to Rudy Wahl in respect to the ‘Coubran Lake’ claims (752 hectares); and a conditional 2.5% NSR royalty payable to Superior Prospects Inc. in respect to the ‘Geordie Lake claims’ (1,520 hectares). At the date of filing, approximately 4% of the Company’s stated proven and probable ore reserves at the Marathon PGM-copper deposit are subject to the 2% NSR royalty payable to Teck Cominco Ltd. The Company’s other royalty obligations affect only exploration-stage properties in the Marathon/Coldwell region.
     At the Company’s Geordie Lake exploration property located approximately 8 km west of the Marathon PGM-Copper deposit, Gryphon Metals, Inc. retains a back-in option to a 12.5% working interest on the ‘Geordie Lake claims’ (1,520 hectares). The option can be exercised upon completion and delivery of a feasibility study by the Company and Gryphon making a cash payment to the Company equal to 31.25% of all costs incurred on the property through completion of the feasibility study.
REGULATORY AND ENVIRONMENTAL MATTERS
Montana, USA
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
     The Company’s past and future activities may also cause it to be subject to liabilities under provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), and analogous state law. Such laws impose strict liability on certain categories of potentially responsible parties including current property owners for releases or threatened releases of hazardous or deleterious substances into the environment that result in cleanup and other remediation costs.
     Generally compliance with the above statutes requires the Company to obtain permits issued by federal, state and local regulatory agencies and to file various and numerous reports that track operational monitoring, compliance, performance and records keeping activities of its operational effect on the environment. Certain permits require periodic renewal or review of their conditions. The Company cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed. Non-renewal of permits or the imposition of additional conditions could have a material adverse effect on the Company’s financial condition and results of operations. See “Business, Risk Factors and Properties — Risk Factors — If the Company is Unable to Obtain Surety Coverage to Collateralize Its Reclamation Liabilities, Operating Permits May Be Affected.”
     For the past several years, the Company has employed various measures in an effort to protect the health of the Company’s workforce and to comply with much stricter MSHA limits on DPM exposure for the underground miners. These measures have included using catalytic converters, filters, enhanced ventilation regimens, modifying certain mining practices underground, and the utilization of various bio-diesel blends. The new DPM limits were delayed for a time, but ultimately went into effect on May 20, 2008. Compliance with the revised MSHA DPM standards continues to be a challenge within the mining industry. However, as a result of its internal efforts to reduce DPM exposure, recent sampling indicates that the Company has achieved compliance with the new standards at both the Stillwater Mine and the East Boulder Mine. No assurance can be given that any lack of compliance in the future will not impact the Company.
     Nitrogen concentrates in groundwater have been elevated above background levels at both the Stillwater Mine and the East Boulder Mine as a result of operational activities and discharges currently authorized under permit. Noncompliance with standards have occurred in some instances and are being addressed by the Company through action plans approved by the appropriate federal and state regulatory agencies. In view of its good-faith efforts to comply and progress to date in implementing remedial and advanced treatment technologies, the Company does not believe that failure to be in strict compliance will have a material adverse effect on the Company. The Company further anticipates that the implementation of remedial measures will be effective in mitigating impacts to a level that meets permit and statutory water quality standards.
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
Permitting and Reclamation
     Operating Permits 00118 and 00149 issued by the Montana Department of State Lands encompass approximately 2,475 acres at the Stillwater Mine located in Stillwater County, Montana and 980 acres at the East Boulder Mine located in Sweet Grass County, Montana. The permits delineate lands that may be subject to surface disturbance. At present, approximately 453 acres have been disturbed at the Stillwater Mine, and 200 acres have been disturbed at the East Boulder Mine. The Company employs concurrent reclamation wherever feasible.
     Reclamation regulations affecting the Company’s operations are promulgated and enforced by the Hard Rock Bureau of the Montana Department of Environmental Quality (DEQ). The United States Forest Service (USFS) may impose additional reclamation requirements during the permitting process. For regulatory purposes, reclamation does not mean restoring the land to its pre-mining state. Rather, it means returning the post-mining land to a state which has stability and utility comparable to pre-mining conditions. Major reclamation requirements include stabilization and re-vegetation of disturbed lands, controlling storm water and drainage from portals and waste rock dumps, removal of roads and structures, treating and the elimination of process solutions, treatment and the elimination of mine water prior to discharge in compliance with standards and visual mitigation.

     Permits governing air and water quality are issued to the Company by the Montana DEQ, which has been delegated such authority by the federal government. Operating permits issued to the Company by the Montana DEQ and the USFS do not have an expiration date but are subject to periodic reviews. The reviews evaluate bonding levels, monitor reclamation progress, and assess compliance with all applicable permit requirements and mitigation measures. Closure and reclamation obligations are reviewed and reassessed by the agencies and the Company on a five year rotating schedule. Bonding and financial guarantees are posted with the agencies to cover final reclamation costs at the end of the reconciliation and reassessment process. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     In mid-2000, the Company signed an agreement with local environmental groups known as the “Good Neighbor Agreement” (GNA). By way of the agreement, the group and its affiliates the “Councils” agreed not to challenge permit renewals or submittals in exchange for the Company participation in programs that reduce traffic flows to both the Stillwater Mine and the East Boulder Mine. Additionally, the Company is funding expanded monitoring programs and has funded the development of a watershed partnership for the Boulder River basin to assist residents in improving the quality of surface and ground water. In August of 2005, this agreement was mutually amended to acknowledge the progress made in implementing the agreement and completing and finalizing many of the agreement requirements. Additionally, future commitments were reviewed and amended as appropriate in an effort to bring the agreement current with existing environmental conditions, updated technical data and changes to schedules and monitoring plans resulting from information gathered during the previous 5-year period. In 2010, the Agreement celebrated ten years of successful implementation which has made it the recognized model within the natural resources industry for successful collaboration and dispute resolution. The Company estimates the total cost of all the environmental programs associated with the implementation of the agreement to be between $0.2 million and $0.3 million annually.
     The Company’s environmental expenses for Montana operations were $3.3 million, $2.7 million, and $3.6 million in 2010, 2009 and 2008, respectively. The Company had capital expenditures for environmental facilities during 2010, 2009 and 2008 of $0.2 million, $1.2 million and $1.0 million, respectively. The Company’s ongoing operating expenditures for environmental compliance are expected to total at least $4.1 million per year and will be expensed as incurred.
Ontario, Canada
     On November 30, 2010 Stillwater Mining Company completed the acquisition of the Canadian company Marathon PGM Corporation. The acquisition consisted of the PGM assets of Marathon PGM Corporation, including the Marathon PGM-Copper project. The transaction was valued at US$173.4 million (including $36.0 million of deferred income tax liability assumed).
     The project is the most advanced property in the acquisition. The total mineral reserve is estimated to be about 91 million tonnes with 0.247% copper and 1.07 g/t Pd+Pt and an estimated mine life of 11.5 years. The Company is continuing with baseline environmental and socio-economic studies and is engaged with federal, provincial regulatory ministries and First Nation communities to secure the required permits and approvals for mine construction and operation. In December 2008, the project was accepted under the Major Projects Management Office (MPMO) initiative. A formal project description was submitted to the Canadian Environmental Assessment Agency (CEAA) in March 2010, which triggered the Federal Environmental Assessment (FEA) process. Authorizations are required for the project from the following federal agencies; the Department of Fisheries and Oceans, Transport Canada and Natural Resources Canada. These federal agencies sent letters of recommendation to the Minister of Environment and subsequently on October 7, 2010, the project was referred to an independent review panel. The Company cannot predict when or whether operating permits will be obtained or whether material changes in permit requirements, conditions or the regulatory process will be imposed. Any delay in the permit approval process could have a material adverse effect on the Company’s financial condition and results of operations. See “Business, Risk Factors and Properties — Risk Factors — If the Company is Unable to Obtain Surety Coverage to Collateralize Its Reclamation Liabilities, Operating Permits May Be Affected.”
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
     Significant quantities of platinum and palladium are held in inventory by investors, trading houses and government entities. The number of ounces in each of these inventories is not always disclosed publicly, nor is it clear under what circumstances these holdings might be brought to market. For example, in the past, the Russian Federation has held large inventories of palladium as strategic inventory, selling substantial volumes from time to time without warning into the market. There is no official disclosure of the size of the Russian inventories or clarity as to plans for future sales and some have suggested that the Russian government inventories now are nearly depleted. Also, new exchange-traded funds, or ETFs, have been introduced recently that may enable more investors to participate in the PGM markets, potentially resulting in more metal being held in inventory. The overhang from these significant investment holdings of platinum and palladium makes it more difficult to predict accurately future supply and demand for these metals and may contribute to added PGM price volatility.
     The Company competes with other suppliers of PGMs, some of which are significantly larger than the Company and have access to greater mineral reserves and financial and commercial resources. Some significant suppliers produce platinum in greater quantities than palladium and thus currently enjoy average per ounce revenue greater than the Company. Some significant suppliers of PGMs produce palladium and platinum as by-products of other production and consequently, on a relative basis, are not as directly impacted by changes in the price of palladium as the Company is. See “Global Supply” below. New mines may be developed over the next several years, potentially increasing supply. Furthermore, the volume of PGMs recovered through recycling scrap sources, mostly spent automotive and industrial catalysts, is increasing. There can be no assurance that the Company will be successful in competing with these existing and emerging PGM producers. See “Business, Risk Factors and Properties — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Global Demand
     The unique physical qualities of PGMs include: (1) a high melting point; (2) excellent conductivity and ductility; (3) a high level of resistance to corrosion; (4) strength and durability; and (5) strong catalytic properties.
     Johnson Matthey estimates that demand for palladium (net of recycling volumes) likely increased by approximately 12% to 7.1 million ounces during 2010. Their Platinum 2010 Interim Review Report published in November 2010 (Johnson Matthey or the Johnson Matthey report), projected that 2010 palladium demand increased from 2009 primarily as a result of recovering demand in the automotive catalyst and electronics markets. They also estimate that palladium recycling volumes increased in 2010 by 29% over 2009.
     The largest application for palladium is in automotive catalytic converters. In 2010, this industry consumed approximately 3.8 million ounces (net of recycling), or about 54% of net worldwide palladium demand. (Johnson Matthey estimates that an additional 1.3 million palladium ounces generated from recycling also were consumed in catalytic converters during 2010, up from about 965,000 ounces in 2009.) Overall, net consumption of palladium in catalytic converters has increased by about 24% from 2009. Industrial demand for palladium includes applications in electronics and the chemical industry; Johnson Matthey indicates net year-on-year demand for industrial palladium increased by 12.5% to about 1.35 million ounces. Johnson Matthey estimates that approximately 1.0 million ounces (net of recycling), or about 13.6% of 2010 palladium demand, was consumed in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices. Net palladium jewelry demand worldwide for 2010 is estimated by Johnson Matthey to have decreased by about 22.7% from the previous year to about 545,000 ounces, mostly in response to sharply rising palladium prices. Johnson Matthey also reported that dentistry continues to be a major user of palladium for gold-based dental alloys, and that dental demand remained about flat at approximately 620,000 ounces, or 8.7% of total palladium demand for 2010. According to Johnson Matthey, investment demand probably grew modestly in 2010 to an estimated 670,000 ounces, about 9.4% of total 2010 palladium demand; that compares to investment demand of about 625,000 ounces in 2009, representing about 9.9% of total 2009 palladium demand. Investment demand was stimulated in part by the January 2010 introduction of palladium and platinum ETFs as retail investment vehicles in the U.S.
     According to Johnson Matthey, the outlook for palladium over the next year is largely positive, driven primarily by recovery in the automotive sector, growth in Chinese industrial demand for the metal and increasing use of palladium in the aftertreatment systems of diesel catalytic converters. Over the past several years, the pricing disparity between platinum and palladium has driven research into substituting palladium for platinum in diesel catalytic converters, whereby the technical limit on palladium content reportedly has now risen to as much as 50% of the total PGMs in diesel catalytic converters. Jewelry consumption of palladium reportedly has been declining in China, partially due to higher prices, but interest in palladium continues to grow in other markets, particularly with the introduction of a compulsory palladium hallmark January 1, 2010 in the United Kingdom. The effect of the introduction in early 2010 of new exchange-traded funds in New York for platinum and palladium drew strong investor interest early on but has slowed since then. Johnson Matthey comments that, in their view, the two critical factors in the palladium market for 2011 are the availability of export sales from the Russian government stockpiles and the relative strength of Chinese industrial and economic growth.
     Johnson Matthey estimates that for 2010 palladium was in surplus by about 45,000 ounces — essentially in balance. Prices for palladium in 2010, based on London Bullion Market Association afternoon postings, ranged from a low of $395 per ounce on February 5, 2010 to end 2010 at a high of $797 per ounce.

     Charts reproduced from the Johnson Matthey Platinum 2010 Interim Review. Permission to reproduce was neither sought nor obtained.
     Johnson Matthey reports that 2010 demand for platinum (net of recycling volumes) probably increased by 6.1% to about 5.7 million ounces in 2010 from 5.4 million ounces in 2009. (Johnson Matthey estimates that platinum supplied from recycling totaled 1.84 million ounces in 2010, up from about 1.4 million ounces in 2009.) Platinum purchases by the auto catalyst sector (net of recycling volumes) grew during 2010 by 39.5% to 1.9 million ounces, driven principally by recovery during 2010 in the market for diesel-powered automobiles in Europe. Johnson Matthey anticipates that diesel demand will strengthen further in the future as the European economy improves.
     Jewelry demand for platinum (net of recycling) declined in 2010 by 24.9% to about 1.7 million ounces. This decline reflects the effect of higher metal prices in 2010.
     Industrial uses of platinum include the production of data storage disks, fiberglass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells. Johnson Matthey projects that gross industrial consumption of platinum during 2010 increased by about 51%, reflecting the impact of the economic recovery on industrial activity in 2010.
     In Johnson Matthey’s view, the outlook for platinum demand for the next year or so is dependent on the strength of the economic recovery, which as it progresses should gradually restore diesel demand in Europe and continue to support industrial demand for the metal. Jewelry demand is sensitive to metal prices and will be slow to recover while prices remain strong and consumer demand is lukewarm. Overall, they conclude, platinum is likely to remain in modest surplus over the next year.

     Johnson Matthey estimates that platinum supplied to the market in 2010 exceeded demand by about 290,000 ounces. The price of platinum during 2010, based on London Bullion Market Association afternoon postings, ranged from a high of $1,786 per ounce, reached on November 9, 2010, compared to a low of $1,475 per ounce on February 5, 2010, and closed the year trading at $1,755 per ounce. See “Business, Risk Factors and Properties — Risk Factors — Users of PGMs May Reduce Their Consumption and Substitute Other Materials for Palladium and Platinum.”
Global Supply
     On the supply side, Johnson Matthey noted that their tally of 2010 PGM supply includes about one million ounces of palladium transferred out of Russian state inventories during the year and then subsequently sold. Johnson Matthey acknowledges that, going forward, these Russian inventory sales constitute a significant uncertainty in projecting annual palladium supply. Including these state transfers, Johnson Matthey reports that palladium supplied to market in 2010 of 7.14 million ounces was just 0.6% higher than 2009 levels.
     The leading global sources of palladium and platinum production are mines located in the Republic of South Africa and the Russian Federation. The Johnson Matthey report estimates that South Africa provided approximately 34.8% of the palladium and 76.3% of the platinum sold worldwide during 2010. The same report also estimates that the Russian Federation, both as a by-product of nickel production from Norilsk Nickel and from transfers out of government inventories, provided approximately 52.0% of the palladium and approximately 13.5% of the platinum sold worldwide in 2010 (see charts below). (In preparing these estimates, Johnson Matthey treats PGM recycling volumes as a net offset against demand, rather than as new supply.)

     Charts reproduced from the Johnson Matthey Platinum 2010 Interim Review. Permission to reproduce was neither sought nor obtained.
     Supply numbers provided by Johnson Matthey are for metals entering the market and do not necessarily represent metals produced during the years shown. For palladium this may constitute a significant year-to-year difference because of unpredictable releases out of the strategic inventories held by the Russian Federation, as well as those held by the auto companies and investors. For platinum this inventory effect is less significant, as inventories held by governments or private institutions have not been as material recently. According to Johnson Matthey, annual worldwide mine production of palladium for 2010 is estimated at 6.13 million ounces, essentially even with the 6.14 million ounces produced in 2009. Annual worldwide production of platinum for 2010 is estimated at 6.01 million ounces, down very slightly from about 6.025 million ounces in 2009.
     Johnson Matthey comments that the outlook for palladium in the future is sensitive to activity from the Russian state inventories. Their outlook assumes that there were additional Russian inventory sales during 2010, although they did not result in any significant market surplus for palladium. However, they also note that investors seem to be aware of the imbalance between palladium mine production and demand, and some appear to anticipate supply imbalances over the longer term if the Russian inventory sales end.

     In addition to mine sources, PGMs are recovered from automotive catalytic converters acquired from scrap dealers. A growing industry has developed in the collection and recovery of PGMs from scrap sources, including automotive catalytic converters, electronic and communications equipment and petroleum catalysts. Volumes were affected by the lower PGM prices during the first half of 2010 but strengthened fairly steadily throughout the year as prices improved. Johnson Matthey estimates 2010 worldwide recoveries from recycling provided 1.85 million ounces of palladium and 1.84 million ounces of platinum, up from 1.43 million ounces of palladium and 1.405 million ounces of platinum in 2009, driven in 2010 by the economic incentive to recycle when metal prices are high.
Prices
     Stillwater Mining Company’s revenue and earnings depend significantly on world palladium and platinum market prices. The Company has no direct control over these prices, but is working to foster PGM demand growth by encouraging new uses for these metals. PGM prices can fluctuate widely. The Company does have the ability to hedge prices and until the Ford sales agreement expired on December 31, 2010, benefited from contractual floor prices that tended to mitigate some of the Company’s price exposure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue” and “Factors That May Affect Future Results and Financial Condition.” The volatility of palladium and platinum prices is illustrated in the following table of the London Bullion Market Association afternoon postings of annual high, low and average prices per ounce since 2001. The accompanying charts also demonstrate this volatility. See “Business, Risk Factors and Properties — Risk Factors — Vulnerability to Metals Price Volatility — Changes in Supply and Demand Could Reduce Market Prices. ”

	PALLADIUM			PLATINUM
YEAR	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
2001	$1,090	$315	$604	$640	$415	$529
2002	$435	$222	$338	$607	$453	$539
2003	$269	$148	$201	$840	$603	$691
2004	$333	$178	$230	$936	$767	$846
2005	$295	$172	$201	$1,012	$844	$897
2006	$404	$261	$320	$1,355	$982	$1,143
2007	$382	$320	$355	$1,544	$1,118	$1,303
2008	$582	$164	$352	$2,273	$763	$1,576
2009	$393	$179	$264	$1,494	$918	$1,204
2010	$797	$395	$526	$1,786	$1,475	$1,610
2011	$824	$753	$793	$1,845	$1,722	$1,787

*	(Through February 9, 2011)
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
VULNERABILITY TO METALS PRICE VOLATILITY-CHANGES IN SUPPLY AND DEMAND COULD REDUCE MARKET PRICES
     Because essentially the Company’s primary source of revenue is the sale of platinum group metals, changes in the market price of platinum group metals may significantly affect profitability. Many factors beyond the Company’s control influence the market prices of these metals. These factors include global supply and demand, speculative activities, international political and economic conditions, currency exchange rates, and production levels and costs in other PGM-producing countries, principally Russia and South Africa.
     Over the past several years, the market price of palladium has been extremely volatile. After reaching a record high price level of $1,090 per ounce in January 2001, the price of palladium declined over a 27-month period until hitting a low of $148 per ounce in April 2003. Thereafter, the price gradually recovered, posting a high of $582 per ounce in April 2008 and then declining sharply to a low of $164 per ounce in December 2008. Palladium prices recovered significantly during 2009 and 2010, ending the year 2010 at $797 per ounce. As of February 9, 2011, the market price of palladium (based on the London Bullion Market Association afternoon fixing) was $835 per ounce.
     The market price of platinum trended generally upward from $440 per ounce at the end of 2001 to $1,530 at the end of 2007. In late January 2008, following the announcement of electrical power shortages in South Africa, the price rose sharply, peaking in March 2008 at $2,273 per ounce in London. Beginning in June 2008, however, the price declined steeply as the economy deteriorated in the second half of 2008, hitting a low of $756 per ounce before ending 2008 at $898 per ounce. During 2009 and 2010, prices generally recovered, and platinum ended 2010 quoted in London at $1,755 per ounce. On February 9, 2011, the London Bullion Market Association afternoon fixing for platinum was $1,858 per ounce.
     A prolonged or significant economic contraction in the United States or worldwide could put further downward pressure on market prices of PGMs, particularly if demand for PGMs declines in connection with reduced automobile demand and more restricted availability of investment credit. If other producers or investors release substantial volumes of platinum group metals from stockpiles or otherwise, the increased supply could reduce the prices of palladium and platinum. Changes in currency exchange rates, and particularly a significant weakening of the South African rand, could reduce relative costs of production and improve the competitive cost position of South African PGM producers. This in turn could make additional PGM investment attractive in South Africa and reduce the worldwide competitiveness of the Company’s North American operations.
     Reductions in PGM prices would adversely affect the Company’s revenues, profits and cash flows. Protracted periods of low metal prices could significantly reduce revenues and the availability of required development funds to levels that could cause portions of the Company’s ore reserves and production plan to become uneconomic. This could cause substantial reductions to PGM production or suspension of mining operations, impair asset values, and reduce the Company’s proven and probable ore reserves. See “Business, Risk Factors and Properties — Competition: Palladium and Platinum Market” for further explanation of these factors.
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
THE COMPANY NO LONGER HAS CONTRACTUAL FLOOR PRICES AND NOW HAS FIXED DELIVERY COMMITMENTS IN ITS SUPPLY AGREEMENTS
     The Company’s revenues for the year ended December 31, 2010, included 68.5% from mine production. The Company no longer is party to sales agreements that contain pricing floors which in the past provided financial protection against significant declines in the price of palladium. As a result, the Company is now fully exposed to any extended downturn in PGM prices. While the Company has sought to mitigate this exposure by improving its relative cost profile and by maintaining substantial balance sheet liquidity, there can be no assurance that these measures would be sufficient in the event of an extended period of low PGM prices.
     The Company’s prior major sales agreements largely were based on delivery commitments tied to percentages of mine production volumes in each month. As a result, the Company had only limited exposure to shortfalls in mine production. The Company now is entering into agreements with fixed delivery commitments each month, and should there be an operating shortfall in any month that leaves the Company short of its delivery commitments, the Company could be required to purchase metal in the open market to make up the delivery shortfall. Such purchases could entail substantial losses if the market price moved adversely during the shortfall month.
     Effective January 1, 2011, the Company has entered into a new three-year supply agreement with GM that provides for fixed quantities of palladium to be delivered to GM each month. The new agreement does not include price floors or caps, but provides for pricing at a small discount to a trailing market price. (The specific commercial provisions of the agreement are contractually confidential.) The Company has also entered into an agreement with BASF Corporation under similar terms. The Company is attempting to negotiate potential supply arrangements with other large PGM consumers but does not believe these agreements are likely to include pricing floors. Such agreements are likely to require delivery of specified quantities of PGMs in each delivery period. Pending execution of any further sales agreements, the Company is selling most of its remaining mine production under month-to-month and spot sales arrangements.
     For more information about the Company’s sales agreements, see “Business, Risk Factors and Properties — Current Operations — PGM Sales and Hedging.” For additional discussion of hedging risks, see “Risk Factors — Hedging and Sales Agreements Could Limit the Realization of Higher Metal Prices.”
     In its recycling business, the Company regularly enters into fixed forward sales and from time to time into financially settled forward contracts for metal produced from catalyst recycling, normally at the time the catalyst material is purchased. For the Company’s fixed forward sales related to recycling of catalysts, the Company is subject to the customers’ compliance with the terms of the agreements, their ability to terminate or suspend the agreements and their willingness and ability to pay. The loss of any of these agreements or failure of a counterparty to perform could require the Company to sell or purchase the contracted metal in the open market, potentially at a significant loss. The Company’s revenues for the year ended December 31, 2010, included 30.3% from recycling sales and 1.1% from other sales.

FAILURE TO SECURE SALES AGREEMENTS FOR OUNCES PRODUCED FROM MINE PRODUCTION LEAVES THE COMPANY EXPOSED TO SPOT MARKET TRADING
     Based on its trading experience, the Company believes it could readily sell all of its current mine production on a spot basis into terminal markets with virtually no detrimental effect on market prices. Nevertheless, such markets are not entirely predictable, and the absence of firm sales commitments leaves the Company exposed to the vagaries of market demand. If demand for PGMs were to fall sufficiently, the Company could be compelled to sell its uncommitted production at a loss, perhaps putting further downward pressure on prices at the same time. The Company intends to enter into additional supply agreements to cover a substantial portion of its mined PGM production, but there can be no assurance at this time that the Company will be able to do so. If the selling price of PGMs proves insufficient over an extended period to cover the Company’s operating and capital costs of production, the Company’s operations might have to be curtailed, suspended or closed.
RELIANCE ON A FEW THIRD PARTIES FOR SOURCING OF RECYCLING MATERIALS AND ADVANCES FOR RECYCLING MATERIALS CREATES THE POTENTIAL FOR LOSSES
     The Company has available smelter and base metal refinery capacity and purchases catalyst materials from third parties for recycling activities to recover PGMs. The Company has entered into sourcing arrangements for catalyst material with several suppliers, one of which both brokers and supplies directly a large share of the Company’s catalyst for recycling. The Company is subject to the suppliers’ compliance with the terms of these arrangements and their ability to terminate or suspend the agreement. Should one of these sourcing arrangements be terminated, the Company could suffer a loss of profitability as a result of the termination. This loss could negatively affect the Company’s business and results of operations. Similarly, these suppliers source material from various third parties in a competitive market, and there can be no assurance of the suppliers’ continuing ability to source material on behalf of the Company at current volumes and prices. Any continuing issue associated with the suppliers’ ability to source material could reduce the Company’s profitability.
     Under these sourcing arrangements, the Company advances cash to support the purchase and collection of these spent catalyst materials. These advances are reflected as advances on inventory purchases and included in Other current assets on the Company’s balance sheet until such time as the material has been received and title has transferred to the Company. In some cases, the Company has a security interest in the materials that the suppliers have procured but the Company has not yet received. However, a portion of the advances are unsecured and the unsecured portion of these advances is fully at risk.
     The Company regularly advances money to its established recycling suppliers for catalyst material that the Company has received and carries in its processing inventories. These advances typically represent some portion of the estimated total value of each shipment until assays are completed determining the actual PGM content of the shipment. Upon completion of the shipment assays, a final settlement takes place based on the actual value of the shipment. However, pending completion of the assays the payments are based on the estimated PGM content of each shipment, which may vary significantly from the actual PGM content upon assay. Should the estimated PGM content upon assay significantly exceed the actual PGM content, the Company may be at risk for a portion of the amount advanced. This risk normally is mitigated by the established nature of the business relationship with the supplier, but should the supplier be unable to settle such an overpayment, the Company could incur a loss to the extent of any overpayment.
     Following the sharp decline in PGM prices during the second half of 2008, the volume of spent catalyst material received from the Company’s recycling suppliers diminished significantly. This was an industry-wide trend in which some of the suppliers incurred significant inventory losses, and a few even exited the business. Following the decline in PGM prices and doubts as to collectability under various commitments with suppliers, the 2010, 2009 and 2008 recycling results included write-downs of $0.6 million, $0.5 million and $26.0 million, respectively, of advances to suppliers in its recycling business. Subsequently, the Company has restructured its recycling business model in an effort to reduce the need for unsecured advances. However, there can be no assurance that the Company will not incur additional recycling losses in the future.
     Over the past two or three years, the Company has installed new recycling facilities that are intended to facilitate growing the volumes of recycled material that the Company can effectively sample, assay and process. The Company believes that a business model that allows much faster turnaround of assay results than is typical in the industry now will provide some competitive advantage in growing the volumes of recycling material coming to the Company. However, there is no assurance that this assumption is correct or that the Company’s revised business model will be widely accepted within the industry, particularly in view of the practice of some of the Company’s competitors of offering significant cash working capital advances to their suppliers well ahead of receiving material from those suppliers.
AN EXTENDED PERIOD OF LOW RECYCLING VOLUMES AND WEAK PGM PRICES COULD PUT THE COMPANY’S OPERATIONS AT ADDITIONAL RISK
     The Company’s recycling segment generates supplemental earnings and cash flow to help support the economics of the mining business when PGM prices are low. The recycling segment in turn depends upon the copper and nickel produced in mine concentrates to extract the PGMs in recycled material within the Company’s processing facilities. The economics of the recycling segment to a large extent have been regarded as incremental within the processing operations, with the result that the recycling business is allocated only an incremental share of the total cost of the processing facilities.
     Volumes of recycling materials available in the marketplace diminished substantially in response to the drop in PGM prices in late 2008 and early 2009. These lower recycling volumes resulted in less earnings and cash flow from the recycling segment, and therefore less economic support for the mining operations. Should it become necessary at any point to reduce or suspend operations at the mines, the proportion of processing costs allocated to the recycling segment would increase substantially, making the recycling segment less profitable. Further, the ability to operate the smelter and refinery without significant volumes of mine concentrates has never been demonstrated and would likely require modification to the processing facilities. There is no assurance that the recycling facilities can operate profitably in the absence of significant mine concentrates, or that capital would be available to complete necessary modifications to the processing facilities.
THE COMPANY MAY BE COMPETITIVELY DISADVANTAGED AS A PRIMARY PGM PRODUCER WITH A PREPONDERANCE OF PALLADIUM
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
     The high correlation between the Company’s share price and the market price of palladium suggests that the Company is widely viewed by investors as a surrogate for investing directly in palladium. The Company has focused considerable attention on identifying attractive opportunities to acquire additional PGM assets, with the intent hopefully of providing shareholders with accretive growth and so increasing shareholder value. However, the availability of attractive acquisition opportunities in PGMs is quite limited, particularly on a scale that the Company can reasonably manage. Consequently, the opportunity for growth may be limited without stepping outside PGMs. The Company has advised its shareholders on various occasions that it may need to pursue investments in non-PGM assets, such as gold, silver, copper and nickel or combinations thereof, where in management’s view they may make strategic sense and not materially detract from the Company’s basic PGM profile. Of course, there is no assurance that the Company will succeed in acquiring additional attractive properties, whether or not PGM based, or that it will necessarily have the resources in the future to do so.
ACHIEVEMENT OF THE COMPANY’S PRODUCTION GOALS IS SUBJECT TO UNCERTAINTIES
     Based on the complexity and uncertainty involved in operating underground mines, it is challenging to provide accurate production and cost forecasts. The Company cannot be certain that either the Stillwater Mine or the East Boulder Mine will achieve the production levels forecasted or that the expected operating cost levels will be achieved or that funding will be available from internal and external sources in requisite amounts or on acceptable terms to sustain the necessary ongoing development work. Failure to achieve the Company’s production forecast negatively affects the Company’s revenues, profits and cash flows. As the extent of underground operations continues to expand at depth and horizontally, it is likely that operating costs will increase unless productivity is increased commensurately. Also, as additional underground infrastructure is constructed, amortization expense may increase unless additional ore reserves are identified. Such increased costs could adversely affect the Company’s profitability.
     The East Boulder Mine commenced commercial operations in 2002 and has never reached its original planned 2,000 ton-per-day operating rate on a sustained basis. Ore grades at the East Boulder Mine also are typically lower than comparable grades at the Stillwater Mine. Partially as a result, production costs per ounce at the East Boulder Mine have generally been significantly higher than at the Stillwater Mine. The Company has put in place various operating plans and programs that are intended to reduce production costs at both the East Boulder Mine and the Stillwater Mine; however, there can be no assurance that these plans and programs will be implemented effectively. Actual production, cash operating costs and economic returns achieved in the future may differ significantly from those currently estimated or those established in future studies and estimates.
     During 2007 and 2008, attrition rates at the Stillwater and East Boulder Mines exceeded already high historical experience, resulting in shortages of skilled miners and disruptions to mining efficiency. With the more difficult economic conditions during 2009, the Company saw these attrition rates decline to levels well below the historical trend, with accompanying improvements in productivity. Employee attrition rates during 2010 were essentially comparable to those in 2009. While the Company believes that the improvements in productivity realized during 2009 were attributable to more than just a more stable workforce, if the economy recovers significantly in the future, the competition for skilled miners may resume and the Company may see its employee attrition rates climb. This in turn could prove disruptive to the Company’s workforce and result in lower productivity. See “Risk Factors — Limited Availability of Additional Mining Personnel and Uncertainty of Labor Relations May Affect the Company’s Ability to Achieve Its Production Targets” below for further discussion of this and related issues.
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
     Conversion of probable ore reserves to proven ore reserves is calculated by dividing the actual proven tons converted for a given area by the expected tonnage based on a probable yield expectation for that given area. Actual period-to-period conversion of probable ore reserves to proven ore reserves may result in increases or decreases to the total reported amount of ore reserves. Conversion, an indicator of the success in upgrading probable ore reserves to proven ore reserves, is evaluated annually as described under “Business, Risk Factors, and Properties - Proven and Probable Ore Reserves”. Conversion rates are affected by a number of factors, including geological variability, quantity of tonnage represented by the period drilling, applicable mining methods and changes in safe mining practices, economic considerations and new regulatory requirements.
     The following table illustrates, for each year’s development program, the actual percent conversion rates of probable ore reserve into tons experienced by year from 2001 through 2010:

	Historic
Year ended	Weighted
December 31,	Average (2)	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
(in percent)
Stillwater Mine	88	70	83	74	68	94	101	62	52	71	104

East Boulder Mine (1)	95	97	24	71	107	91	110	125	86	91	88

(1)	The East Boulder Mine commenced full-time commercial production on January 1, 2002.

(2)	Historic Weighted Average period is 1997 to 2010.
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
AN EXTENDED PERIOD OF LOW PGM PRICES COULD RESULT IN A REDUCTION OF ORE RESERVES AND POTENTIAL FURTHER ASSET IMPAIRMENT CHARGE
     The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Estimations of future cash flows take into account estimates of recoverable ounces, PGM prices (considering current and historical prices, long-term sales contracts prices, price trends and related factors), production levels and capital and reclamation expenditures, all based on life-of-mine plans and projections.
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
     Were the Company to experience a prolonged period of low PGM prices adversely affecting the determination of ore reserves, the Company could face one or more impairment adjustments. Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between projections and actual outcomes for key factors such as PGM prices, recoverable ounces, and/or the Company’s operating performance could have a material effect on the Company’s ability to recover the carrying amounts of its long-lived assets, potentially resulting in impairment charges in the future. The Company has estimated that as of December 31, 2010, the combined long-term PGM market price level below which ore reserves start to be constrained economically is about $530 per ounce. See “Business, Risk Factors and Properties — Proven and Probable Ore Reserves” for a chart illustration.
     Lower prices also can affect the economic justification of ore reserves. The Company reviews its ore reserves annually and has reviewed them as of December 31, 2010. As in past years, the Company also engaged Behre Dolbear as third-party independent geological experts to review and express their opinion on the Company’s reserve calculations. The Company performs its ore reserve economic assessment using a twelve-quarter trailing price in order to level out short-term volatility in metals prices, viewing the twelve-quarter trailing average as a reasonable surrogate for long-term future PGM prices over the period when the reserves will be mined. The Company’s combined twelve-quarter trailing weighted average price for platinum and palladium at December 31, 2010, was about $624 per ounce. At this price, the Company’s geologic ore reserves at each mine can be shown to generate (undiscounted) positive cash flow over the life of the reserve. Consequently, the Company’s ore reserves were not constrained economically at December 31, 2010.
     It is important to note that if PGM prices were to fall for an extended period, the trailing twelve-quarter price will gradually decline. Following the Company’s methodology, there can be no assurance that the Company’s reported proven and probable ore reserves will not be constrained economically in the future.
USERS OF PGMS MAY REDUCE THEIR CONSUMPTION AND SUBSTITUTE OTHER MATERIALS FOR PALLADIUM AND PLATINUM
     High PGM prices may lead users of PGMs to substitute other materials for palladium and platinum or to reduce the amounts they consume. The automobile, jewelry, electronics and dental industries are the largest consumers of palladium. All of these applications are sensitive to prices. In response to supply concerns and high market prices for palladium, some automobile manufacturers in the past have sought alternatives to palladium, although no practical alternatives to palladium, platinum and rhodium in automotive catalytic converters have been identified to date. There has been some substitution in the past of other metals for palladium in electronics and dental applications. High platinum prices likewise tend to reduce demand by driving users toward alternative metals. The principal demand for platinum is in the automobile and chemical industries and for jewelry. Substitution in these industries may increase significantly if PGM market prices rise or if supply becomes unreliable. Significant substitution for any reason, in the absence of alternative uses for PGMs being identified, could result in a material and sustained PGM price decrease, which would negatively affect the Company’s revenues and profitability.
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
IF THE COMPANY IS UNABLE TO OBTAIN SURETY COVERAGE TO COLLATERALIZE ITS RECLAMATION LIABILITIES, OPERATING PERMITS MAY BE AFFECTED
     The Company is required to post surety bonds, letters of credit, cash or other acceptable financial instruments to guarantee the future performance of reclamation activities at its operating mines. The total availability of bonding capacity from the U.S. insurance industry is limited. During 2008, the State of Montana increased the required bonding levels at the Company’s mining operations and is expected to require an additional increase in the future. The aggregate surety amount in place at the East Boulder Mine was $13.7 million at the end of 2010, comprised of $6.2 million of surety bonds and a $7.5 million letter of credit. At December 31, 2010, the Stillwater Mine carried reclamation bonds totaling $19.6 million, including an increase of $10.0 million voluntarily put in place during the fourth quarter of 2008, pending the outcome of the current EIS being completed by the State of Montana. Should increased bonding requirements be imposed in the future and the Company find itself unable to obtain the required bonds or otherwise provide acceptable surety, the ability to operate under existing operating permits would likely be curtailed, which could have a significant adverse affect on the Company’s operations.

MINING RISKS AND POTENTIAL INADEQUACY OF INSURANCE COVERAGE — THE COMPANY’S BUSINESS IS SUBJECT TO SIGNIFICANT RISKS THAT MAY NOT BE COVERED BY INSURANCE
Underground mining and milling, smelting and refining operations involve a number of risks and hazards, including:
•	unusual and unexpected rock formations affecting ore or wall rock characteristics;

•	ground or slope failures;

•	cave-ins, ground water influx, rock bursts and other mining or ground-related problems;

•	environmental hazards;

•	industrial accidents;

•	organized labor disputes or work slow-downs;

•	metallurgical and other processing, smelting or refining problems;

•	wild fires, flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of God;

•	mechanical equipment failure and facility performance problems, and

•	availability and cost of critical materials, equipment and skilled manpower.
     Such risks could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining or processing, monetary losses and possible legal liability. Some fatal accidents and other non-fatal serious injuries have occurred at the Company’s mines since operations began in 1986. Future industrial accidents or occupational disease occurrences could have a material adverse effect on the Company’s business and operations. The Company cannot be certain that its insurance will cover certain risks associated with mining or that it will be able to maintain insurance to cover these risks at economically feasible premiums. The Company might also become subject to liability for environmental damage or other hazards which may be uninsurable or for which it may elect not to insure because of premium costs or commercial impracticality. Such events could result in a prolonged interruption in operations that would have a negative effect on the Company’s ability to generate revenues, profits, and cash flow.
HEDGING AND SALES AGREEMENTS COULD LIMIT THE REALIZATION OF HIGHER METAL PRICES
     The Company enters into derivative contracts and other hedging arrangements from time to time in an effort to reduce the negative effect of price changes on its cash flow. These arrangements typically consist of contracts that require the Company to deliver specific quantities of metal, or to financially settle the obligation in the future, at specific prices. The Company may also hedge pricing through the sale of call options and the purchase of put options. See “Business, Risk Factors and Properties — Current Operations — PGM Sales and Hedging” for a discussion of the Company’s hedge positions. While hedging transactions are intended to reduce the negative effects of price decreases, they have also prevented the Company at times from benefiting fully from price increases. If PGM prices are above the price at which future production has been hedged, the Company will experience an opportunity loss upon settlement.
CHANGES TO REGULATIONS AND COMPLIANCE WITH REGULATIONS COULD AFFECT PRODUCTION, INCREASE COSTS AND CAUSE DELAYS
     The Company’s business is subject to extensive federal, state and local environmental controls and regulations, including regulations associated with the implementation of the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Metals Mines Reclamation Act and numerous permit stipulations as documented in the Record of Decision for each operating entity. Properties controlled by the Company in Canada are subject to analogous Canadian federal and provincial controls and regulations. The body of environmental laws is continually changing and, as a general matter, is becoming more restrictive. Compliance with these regulations requires the Company to obtain permits issued by federal, state, provincial and local regulatory agencies. Certain permits require periodic renewal and/or review of the Company’s performance. The Company cannot predict whether it will be able to secure or renew such permits or whether material changes in permit conditions will be imposed. Nonrenewal of permits, the inability to secure new permits, or the imposition of additional conditions could eliminate or severely restrict the Company’s ability to conduct its operations. See “Business, Risk Factors and Properties — Current Operations — Regulatory and Environmental Matters.”
     Compliance with existing and future environmental laws and regulations may require additional control measures and expenditures, which the Company cannot reasonably predict. Environmental compliance requirements for new or expanded mining operations may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. Expansion plans or new mining and processing facilities may require new environmental permitting. Private parties may pursue successive legal challenges to the Company’s existing or proposed permits. See “Business, Risk Factors and Properties — Current Operations — Regulatory and Environmental Matters.”
     The Company’s activities are also subject to extensive federal, state, provincial and local laws and regulations governing matters relating to mine safety, occupational health, labor standards, prospecting, exploration, production, exports, smelting and refining operations and taxes. Compliance with these and other laws and regulations, including requirements implemented under guidance from of the U.S. Department of Homeland Security, could require additional capital outlays, which could negatively affect the Company’s cash flow.
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
     For the past several years, the Company has employed various measures in an effort to protect the health of the Company’s workforce and to comply with much stricter MSHA limits on DPM exposure for the underground miners. These measures have included using catalytic converters, filters, enhanced ventilation regimens, modifying certain mining practices underground, and the utilization of various bio-diesel blends. The new DPM limits were delayed for a time, but ultimately went into effect on May 20, 2008. Compliance with the revised MSHA DPM standards continues to be a challenge within the mining industry. However, as a result of its internal efforts to reduce DPM exposure, recent sampling indicates that the Company has achieved compliance with the new standards at both the Stillwater Mine and the East Boulder Mine. No assurance can be given that any lack of compliance in the future will not impact the Company.
     Various legislative initiatives have been introduced and, in some cases, enacted mandating additional safety and health measures for mining employees and providing stronger penalties for failure to comply. The Company believes it has a highly effective safety program in place for its employees, but there can be no assurance that the Company will be in compliance with future legislated initiatives or that the Company will not incur significant penalties under these initiatives.
THE COMPANY’S CREDIT RATING IS BELOW INVESTMENT GRADE AND FUTURE INTEREST RATES ARE UNCERTAIN, POTENTIALLY LIMITING FUTURE CREDIT AVAILABILITY AND/OR INCREASING POTENTIAL BORROWING COSTS; AND OTHER FACTORS THAT MAY AFFECT THE COMPANY
     Stillwater Mining Company’s credit rating currently is below investment grade and is not expected to achieve investment grade in the immediate future. The rating agencies at various times have expressed concern regarding the Company’s lack of operating diversity, the recent termination of its sales agreements, its relatively narrow cash operating margins and volatile pricing environment. The Company’s low credit rating will likely make it difficult and more costly to obtain some forms of third-party financing in the future. Although the Company believes it has adequate liquidity available at the current time, should the Company need to access the credit markets in the future, the Company’s lower credit rating would likely be an impediment to obtaining additional debt or lines of credit at reasonable rates. The Company does not have a revolving credit facility in place at this time. Should the Company require additional credit capacity in the future and be unable to obtain it, the Company might not be able to meet its obligations as they come due and so could be compelled to restructure or seek protection from creditors.
     Interest rates at present are near historic lows, and borrowing costs appear likely to rise in the future in step with any improvement in economic conditions. While there appears to be ample liquidity available at this time, as the economy strengthens and the government takes steps in the future to rein in liquidity, the availability of credit may tighten and the Company may experience limits on its ability to secure external financing. This in turn could constrain the Company’s ability financially to develop new operations or, in the extreme, to maintain its existing operations.
     A related risk is that the underlying rate of general inflation, or the specific cost of certain materials necessary for the Company’s operations, may increase in the future. This in turn could squeeze the Company’s operating margins and sharply increase the cost of developing new operations. While the commodity nature of the Company’s products may serve as a partial hedge against underlying inflation, there can be no assurance that the Company’s costs would not rise faster than the value of its products in such an environment.

     On December 13, 2010, Norimet Ltd., a wholly-owned subsidiary of MMC Norilsk Nickel (Norilsk) and the Company’s majority shareholder, completed a $971 million secondary offering of Stillwater shares in the public market and so disposed of its entire equity interest in the Company. Prior to completion of the offering it was determined that Norimet was unable to locate its original share certificates and the Company, the Company’s transfer agent and affiliates of Norilsk, entered into certain indemnification and ancillary arrangements to protect the Company and its transfer agent from possible claims relating to the issuance of replacement certificates. For additional information about these arrangements, see Note 19 to the Company’s consolidated financial statements for a discussion of potential exposure to losses that the Company could suffer.
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
     The Company had 1,354 employees at December 31, 2010. About 834 employees located at the Stillwater Mine and the Columbus processing facilities are covered by a collective bargaining agreement with USW Local 11-0001, expiring July 1, 2011. As of December 31, 2010, about 225 employees at the East Boulder Mine were covered by a separate collective bargaining agreement with USW Local 11-0001, which will expire on July 1, 2012. There is no assurance that the Company can achieve a timely or satisfactory renewal of either of these agreements as they expire. A strike or other work stoppage by the Company’s represented employees could result in a significant disruption of the Company’s operations and higher ongoing labor costs.
     In response to the limited availability of skilled underground miners, beginning in 2005 the Company initiated a new miner training program whereby it has from time to time hired individuals largely inexperienced in mining and provided intensive, supervised training in skills critical to underground mining in the Company’s operations. This training program requires dedicating significant time and personnel to the training effort, and consequently was scaled back significantly during 2009. These new and less experienced miners, even after training, generally will require several years of experience to achieve the productivity level of the Company’s regular mining workforce. There is no assurance that these new miners will achieve the assumed level of productivity as they gain experience, nor that the Company will be able to retain these new workers in the face of other employment opportunities. Because the Company has now cut back on these training programs, the Company is unable to utilize this training pool as a significant source of replacement mining skills.
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

THE COMPLEXITY OF PROCESSING PLATINUM GROUP METALS POSES OPERATIONAL AND ENVIRONMENTAL RISKS IN ADDITION TO TYPICAL MINING RISKS
     The Company’s processing facilities include concentrators at each mine site that grind the ore and extract the contained metal sulfides, and a smelter and base metal refinery located in Columbus, Montana. These processes ultimately produce a PGM filter cake that is shipped for final refining to third party refiners. The Columbus operations involve pyrometallurgical and hydrometallurgical processes that utilize high temperatures, pressures, caustic chemicals and acids to extract PGMs and other metals from the concentrates. These processes also generate waste gases that are scrubbed to eliminate sulfur dioxide emissions. While the environmental and safety performance of these facilities to date has been outstanding, there can be no assurance that incidents such as solution spills, sulfur dioxide discharges, explosions or accidents involving hot metals and product spills in transportation will not occur in the future. Such incidents potentially could result in more stringent environmental or operating restrictions on these facilities and additional expenses to the Company, which could have a negative impact on its results of operations and cash flows. Further, the Company processes virtually all of its metals through these processing facilities, and any incident interrupting processing operations for an extended period would have a material adverse effect on the Company’s performance.
THE ACQUISITION OF THE MARATHON PROPERTIES IN CANADA INTRODUCES SIGNIFICANT NEW UNCERTAINTIES AS TO THE COMPANY’S FUTURE PERFORMANCE AND COMMITMENTS
     The Company’s recent acquisition of the PGM assets of Marathon PGM Corporation, although perceived by the Company as an attractive opportunity, also introduces a number of significant risks, all of which must be managed and all or any combination of which could create difficulties for the Company in the future. Among these risks, many of which are not yet fully defined, are the following:
•	Some remaining uncertainty as to the ultimate extent, quality, final grade and mineability of the Marathon resource;

•	Lack of a final engineering study to lock down the capital cost of installing the mine, the equipment required and its availability, the timing of the construction, and access to local infrastructure in support of a future operation;

•	Uncertainty as to future PGM and copper prices, which could significantly affect the financial viability of the proposed Marathon development;

•	Need for employees to manage the project and to staff the mining operations, their numbers, required skill sets and availability;

•	Negotiation of terms for a processing agreement with a third-party copper smelter to take the concentrates produced by the Marathon operations;

•	Ability to complete project permitting in coordination with the various responsible agencies and affected groups within an acceptable time frame;

•	Ability to source or acquire the required mine and mill equipment on a timely basis due to long lead times resulting from widespread worldwide mine development;

•	Availability of required financing for the Marathon project, internally and/or externally, potentially during a period when the Company’s outstanding convertible debentures may need to be refinanced or repaid;

•	Future significant exposure to exchange rate risk between the Canadian dollar and the U.S. dollar; and

•	Other factors involving the integration of Marathon into the Company, including various legal, accounting, tax and human resource matters.
     While the Company believes to the extent possible it is addressing each of these areas of risk, there can be no assurance that unforeseen matters may not arise that would adversely affect the Company’s ability to effectively manage and develop its Canadian prospects.
ITEM 3
LEGAL PROCEEDINGS
     The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits and employee injury claims. In the opinion of management, the ultimate disposition of these types of matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

PART II
ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PERFORMANCE GRAPH
     The following chart compares the yearly percentage change in the Company’s cumulative total stockholder return on Common Stock, with the cumulative total return on the following indices, assuming an initial investment of $100 on December 31, 2005 and the reinvestment of all dividends: (i) the Russell 2000 and (ii) the Peer Group. The performance shown is not necessarily indicative of future performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Stillwater Mining Company, the Russell 2000
Index and a Peer Group
Cumulative Total Return

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Stillwater Mining Company	$107.95	$83.49	$42.70	$81.94	$184.53
Russell 2000	118.37	116.51	77.15	98.11	124.46
Peer Group	169.07	217.23	86.47	165.26	189.12
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

ITEM 6
SELECTED FINANCIAL DATA

(in thousands, except per share and current ratio data)	2010	2009	2008	2007	2006
INCOME STATEMENT DATA

Revenues

Mine production	$381,044	$306,892	$360,364	$331,277	$334,834
PGM recycling	168,612	81,788	475,388	326,394	269,941
Sales of palladium received in Norilsk Nickel transaction	—	—	—	—	17,637
Other	6,222	5,752	19,980	15,365	33,366

Total revenues	$555,878	$394,432	$855,732	$673,036	$655,778

Costs and Expenses
Costs of metals sold:
Mine production	229,986	209,140	283,793	256,942	242,612
PGM recycling (1)	157,310	75,920	448,351	308,567	249,689
Costs of palladium received in Norilsk Nickel transaction	—	—	—	—	10,785
Other	6,379	5,741	19,892	14,289	32,300

Total costs of metals sold	393,675	290,801	752,036	579,798	535,386

Depreciation and amortization
Mine production	71,121	70,239	82,792	82,396	83,583
PGM recycling	472	178	192	142	100

Total depreciation and amortization	71,593	70,417	82,984	82,538	83,683
General and administrative	35,898	28,926	70,816	28,285	28,018
Impairment of property, plant and equipment	—	—	67,254	—	—

Operating income (loss)	$54,712	$4,288	$(117,358)	$(17,585)	$8,691
Induced conversion loss	$—	$(8,097)	$—	$—	$—
Total income tax benefit (provision)	$—	$30	$32	$—	$(10)
Net income (loss)	$50,365	$(8,655)	$(115,797)	$(16,913)	$8,684
Other comprehensive income (loss), net of tax	$(762)	$70	$5,865	$9,578	$1,799
Comprehensive income (loss)	$49,603	$(8,585)	$(109,932)	$(7,335)	$10,483

Weighted average common shares outstanding
Basic	97,967	94,852	93,025	92,016	91,260
Diluted	99,209	94,852	93,025	92,016	91,580

Basic earnings (loss) per share	$0.51	$(0.09)	$(1.24)	$(0.18)	$0.10
Diluted earnings (loss) per share	$0.51	$(0.09)	$(1.24)	$(0.18)	$0.09

CASH FLOW DATA
Net cash provided by operating activities	$123,897	$59,672	$114,243	$56,422	$96,963
Net cash used in investing activities	$(272,034)	$(54,723)	$(74,567)	$(80,967)	$(78,909)
Net cash provided by (used in) financing activities	$844	$(88)	$60,683	$(2,379)	$(9,954)

(1)	Costs from PGM recycling have been revised to include additional recycling costs for the years 2008, 2007, 2006 and 2005. See Note 3 “Correction of Immaterial Error” to the Company’s 2009 and 2008 audited financial statements for further information.

ITEM 6
SELECTED FINANCIAL DATA

(Continued)

(in thousands, except per share and current ratio data)	2010	2009	2008	2007	2006
BALANCE SHEET DATA
Cash and cash equivalents	$19,363	$166,656	$161,795	$61,436	$88,360
Investments	$188,988	$34,515	$18,994	$27,603	$35,497
Inventories	$101,806	$88,967	$72,038	$118,300	$109,188
Total current assets	$349,367	$319,021	$282,395	$258,568	$286,632
Property, plant and equipment, net	$509,787	$358,866	$393,412	$465,054	$460,328
Total assets	$909,470	$725,195	$722,889	$742,044	$758,316
Current portion of long-term debt and capital lease obligations	$—	$—	$97	$1,209	$1,674
Total current liabilities	$58,202	$49,476	$55,108	$68,974	$85,590
Long-term debt and capital lease obligations	$196,010	$195,977	$210,947	$126,841	$129,007
Total liabilities	$326,398	$278,384	$301,735	$225,003	$243,467
Stockholders’ equity	$583,072	$446,811	$421,154	$517,041	$514,849
Working capital	$291,165	$269,545	$227,287	$189,594	$201,042
Current ratio	6.0	6.4	5.1	3.7	3.3

OPERATING AND COST DATA
(in thousands, except per ounce and per ton costs)	2010	2009	2008	2007	2006
Consolidated:
Ounces produced:
Palladium	374	407	384	413	463
Platinum	111	123	115	124	138

Total	485	530	499	537	601

Tons milled	1,095	1,086	1,060	1,169	1,289
Mill head grade (ounce per ton)	0.48	0.52	0.50	0.50	0.51
Sub-grade tons milled (1)	86	98	146	75	62
Sub-grade mill head grade (ounce per ton)	0.17	0.20	0.17	0.12	0.13
Total tons milled (1)	1,181	1,184	1,206	1,244	1,351
Combined mill head grade (ounce per ton)	0.46	0.50	0.46	0.48	0.49
Total mill recovery (%)	91	91	91	91	91
Total operating costs per ounce (Non-GAAP) (2)	$331	$310	$336	$268	$239
Total cash costs per ounce (Non-GAAP) (2)	$397	$360	$405	$330	$294
Total production costs per ounce (Non-GAAP) (2)	$546	$495	$569	$487	$431
Total operating costs per ton milled (Non-GAAP) (2)	$136	$139	$139	$116	$106
Total cash costs per ton milled (Non-GAAP) (2)	$163	$161	$167	$143	$131
Total production costs per ton milled (Non-GAAP) (2)	$224	$222	$236	$210	$192
Stillwater Mine:
Ounces produced:
Palladium	271	302	268	274	314
Platinum	81	92	81	85	95

Total	352	394	349	359	409

Tons milled	713	727	690	640	739
Mill head grade (ounce per ton)	0.53	0.58	0.54	0.60	0.60
Sub-grade tons milled(1)	68	50	78	75	62
Sub-grade mill head grade (ounce per ton)	0.18	0.20	0.16	0.12	0.13
Total tons milled(1)	781	777	768	715	801
Combined mill head grade (ounce per ton)	0.50	0.56	0.51	0.55	0.56
Total mill recovery (%)	92	92	91	92	92
Total operating costs per ounce (Non-GAAP) (2)	$317	$297	$318	$233	$227
Total cash costs per ounce (Non-GAAP) (2)	$380	$344	$383	$294	$280
Total production costs per ounce (Non-GAAP) (2)	$524	$469	$521	$425	$400
Total operating costs per ton milled (Non-GAAP) (2)	$143	$150	$144	$117	$116
Total cash costs per ton milled (Non-GAAP) (2)	$171	$174	$174	$147	$143
Total production costs per ton milled (Non-GAAP) (2)	$236	$238	$237	$214	$204
East Boulder Mine:
Ounces produced:
Palladium	103	105	116	139	149
Platinum	30	31	34	39	43

Total	133	136	150	178	192

Tons milled	382	359	370	529	550
Mill head grade (ounce per ton)	0.39	0.40	0.42	0.38	0.39
Sub-grade tons milled (1)	18	48	68	—	—
Sub-grade mill head grade (ounce per ton)	0.15	0.20	0.19	—	—
Total tons milled (1)	400	407	438	529	550
Combined mill head grade (ounce per ton)	0.37	0.38	0.38	0.38	0.39
Total mill recovery (%)	89	89	90	90	89
Total operating costs per ounce (Non-GAAP) (2)	$368	$347	$378	$338	$264
Total cash costs per ounce (Non-GAAP) (2)	$442	$407	$456	$404	$324
Total production costs per ounce (Non-GAAP) (2)	$604	$572	$682	$613	$498
Total operating costs per ton milled (Non-GAAP) (2)	$123	$116	$130	$114	$92
Total cash costs per ton milled (Non-GAAP) (2)	$147	$136	$156	$136	$113
Total production costs per ton milled (Non-GAAP) (2)	$201	$191	$234	$206	$174

(in thousands, where noted)	2010	2009	2008	2007	2006
SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium (oz.)	377	393	399	425	466
Platinum (oz.)	112	123	115	120	138

Total	489	516	514	545	604

PGM recycling: (5)
Palladium (oz.)	81	53	119	102	100
Platinum (oz.)	62	40	131	119	127
Rhodium (oz.)	13	9	25	24	22

Total	156	102	275	245	249

Other: (6)
Palladium (oz.)	13	12	49	44	96
Platinum (oz.)	—	3	—	—	3
Rhodium (oz.)	—	—	—	—	6

Total	13	15	49	44	105

By-products from mining: (7)
Rhodium (oz.)	2	4	2	4	4
Gold (oz.)	9	9	9	11	11
Silver (oz.)	5	6	10	9	6
Copper (lb.)	824	776	940	942	892
Nickel (lb.)	1,157	856	932	1,171	1,585

Average realized price per ounce(3)
Mine production:
Palladium ($/oz.)	$495	$365	$410	$384	$370
Platinum ($/oz.)	$1,488	$1,137	$1,387	$953	$868
Combined ($/oz.) (4)	$721	$549	$630	$509	$484

PGM recycling: (5)
Palladium ($/oz.)	$456	$282	$401	$353	$319
Platinum ($/oz.)	$1,539	$1,143	$1,735	$1,247	$1,124
Rhodium ($/oz.)	$2,354	$2,088	$7,807	$5,732	$4,374

Other: (6)
Palladium ($/oz.)	$479	$213	$409	$351	$292
Platinum ($/oz.)	$—	$1,041	$—	$—	$1,028
Rhodium ($/oz.)	$—	$—	$—	$—	$3,222

By-products from mining: (7)
Rhodium ($/oz.)	$2,503	$1,543	$7,939	$6,217	$4,516
Gold ($/oz.)	$1,223	$983	$877	$699	$603
Silver ($/oz.)	$19	$15	$14	$13	$12
Copper ($/lb.)	$3.24	$2.14	$2.94	$3.34	$2.91
Nickel ($/lb.)	$8.74	$7.48	$9.72	$16.91	$10.04

Average market price per ounce(4)
Palladium ($/oz.)	$525	$263	$352	$355	$320
Platinum ($/oz.)	$1,609	$1,204	$1,578	$1,303	$1,143
Combined ($/oz.) (4)	$773	$487	$628	$564	$508

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depletion, depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment write-downs, gain or loss on disposal of property, plant and equipment, restructuring costs, interest income and expense are not included in total operating costs, total cash costs or total production costs. Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Costs of Revenues” and the accompanying discussion for additional detail.

(3)	The Company’s average realized price represents revenues, which include the effect of any applicable agreement floor and ceiling prices, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London Bullion Market Association afternoon postings for the actual months of the period.

(4)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(5)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.

(6)	Ounces sold and average realized price per ounce from other relate to ounces purchased in the open market for resale. Ounces in the year 2006 also included palladium ounces received in the Norilsk Nickel transaction.

(7)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
RECONCILIATION OF NON-GAAP MEASURES TO COSTS OF REVENUES
     The Company utilizes certain non-GAAP measures as indicators in assessing the performance of its mining and processing operations during any period. Because of the processing time required to complete the extraction of finished PGM products, there are typically lags from one to three months between ore production and sale of the finished product. Sales in any period include some portion of material mined and processed from prior periods as the revenue recognition process is completed. Consequently, while costs of revenues (a GAAP measure included in the Company’s Consolidated Statement of Operations and Comprehensive Income/ (Loss)) appropriately reflects the expense associated with the materials sold in any period, the Company has developed certain non-GAAP measures to assess the costs associated with its producing and processing activities in a particular period and to compare those costs between periods.
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
     Total Costs of Revenues: For the Company on a consolidated basis, this measure is equal to consolidated costs of revenues, as reported in the Consolidated Statement of Operations and Comprehensive Income/ (Loss). For the Stillwater Mine, East Boulder Mine, and PGM recycling and other, the Company segregates the expenses within costs of revenues that are directly associated with each of these activities and then allocates the remaining facility costs included in consolidated costs of revenues in proportion to the monthly volumes from each activity. The resulting total costs of revenues measures for the Stillwater Mine, East Boulder Mine and PGM recycling and other are equal in total to consolidated costs of revenues as reported in the Company’s Consolidated Statement of Operations and Comprehensive Income/(Loss).
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
     Total Cash Costs (Non-GAAP): This non-GAAP measure is calculated (for each mine or consolidated) as total costs of revenues adjusted to exclude gains or losses on asset dispositions, costs and profit from PGM recycling, depletion, depreciation and amortization and asset retirement costs and changes in product inventories. The Company uses this measure as a comparative indication of the cash costs related to production and processing in any period. As noted above, because this measure does not take into account the inventory timing differences that are included in costs of revenues, it cannot be used to develop meaningful measures of earnings or profitability.
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

(in thousands, except per ounce and per ton data)	2010	2009	2008	2007	2006
Consolidated:
Total operating costs (Non-GAAP)	$160,738	$164,142	$167,660	$143,988	$143,561
Total cash costs (Non-GAAP)	$192,785	$190,757	$201,915	$177,384	$176,462
Total production costs (Non-GAAP)	$264,809	$262,364	$284,130	$261,778	$259,036
Divided by total ounces	485	530	499	537	601
Divided by total tons milled	1,181	1,184	1,206	1,244	1,351

Total operating cost per ounce (Non-GAAP)	$331	$310	$336	$268	$239
Total cash cost per ounce (Non-GAAP)	$397	$360	$405	$330	$294
Total production cost per ounce (Non-GAAP)	$546	$495	$569	$487	$431

Total operating cost per ton milled (Non-GAAP)	$136	$139	$139	$116	$106
Total cash cost per ton milled (Non-GAAP)	$163	$161	$167	$143	$131
Total production cost per ton milled (Non-GAAP)	$224	$222	$236	$210	$192

Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$160,738	$164,142	$167,660	$143,988	$143,561
Royalties, taxes and other	32,047	26,615	34,255	33,396	32,901

Total cash costs (Non-GAAP)	$192,785	$190,757	$201,915	$177,384	$176,462
Asset retirement costs	538	606	885	734	650
Depreciation and amortization	71,121	70,239	82,792	82,396	83,583
Depreciation and amortization (in inventory)	365	762	(1,462)	1,264	(1,659)

Total production costs (Non-GAAP)	$264,809	$262,364	$284,130	$261,778	$259,036
Change in product inventories	2,627	(6,797)	32,916	11,848	41,642
Cost of PGM recycling	157,310	75,920	448,351	308,567	249,689
PGM recycling — depreciation	472	178	192	142	100
Add: Profit from PGM recycling	12,070	5,908	32,671	26,180	25,972

Total consolidated costs of revenues (2)	$437,288	$337,573	$798,260	$608,515	$576,439

Stillwater Mine:
Total operating costs (Non-GAAP)	$111,659	$116,913	$110,931	$83,758	$92,827
Total cash costs (Non-GAAP)	$133,790	$135,353	$133,571	$105,391	$114,323
Total production costs (Non-GAAP)	$184,226	$184,614	$181,812	$152,679	$163,420
Divided by total ounces	352	394	349	359	409
Divided by total tons milled	781	777	768	715	801

Total operating cost per ounce (Non-GAAP)	$317	$297	$318	$233	$227
Total cash cost per ounce (Non-GAAP)	$380	$344	$383	$294	$280
Total production cost per ounce (Non-GAAP)	$524	$469	$521	$425	$400

Total operating cost per ton milled (Non-GAAP)	$143	$150	$144	$117	$116
Total cash cost per ton milled (Non-GAAP)	$171	$174	$174	$147	$143
Total production cost per ton milled (Non-GAAP)	$236	$238	$237	$214	$204

(in thousands, per ounce and per ton data)	2010	2009	2008	2007	2006
Stillwater Mine continued:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$111,659	$116,913	$110,931	$83,758	$92,827
Royalties, taxes and other	22,131	18,440	22,640	21,633	21,496

Total cash costs (Non-GAAP)	$133,790	$135,353	$133,571	$105,391	$114,323
Asset retirement costs	498	507	645	512	470
Depreciation and amortization	49,309	47,527	47,748	46,521	49,620
Depreciation and amortization (in inventory)	629	1,227	(152)	255	(993)

Total production costs (Non-GAAP)	$184,226	$184,614	$181,812	$152,679	$163,420
Change in product inventories	(2,887)	(7,393)	7,524	(2,872)	1,882
Add: Profit from PGM recycling	8,733	4,395	21,889	17,299	18,015

Total costs of revenues (2)	$190,072	$181,616	$211,225	$167,106	$183,317

East Boulder Mine:
Total operating costs (Non-GAAP)	$49,079	$47,229	$56,729	$60,230	$50,734
Total cash costs (Non-GAAP)	$58,995	$55,404	$68,344	$71,993	$62,139
Total production costs (Non-GAAP)	$80,583	$77,750	$102,318	$109,099	$95,616
Divided by total ounces	133	136	150	178	192
Divided by total tons milled	400	407	438	529	550

Total operating cost per ounce (Non-GAAP)	$368	$347	$378	$338	$264
Total cash cost per ounce (Non-GAAP)	$442	$407	$456	$404	$324
Total production cost per ounce (Non-GAAP)	$604	$572	$682	$613	$498

Total operating cost per ton milled (Non-GAAP)	$123	$116	$130	$114	$92
Total cash cost per ton milled (Non-GAAP)	$147	$136	$156	$136	$113
Total production cost per ton milled (Non-GAAP)	$201	$191	$234	$206	$174

Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$49,079	$47,229	$56,729	$60,230	$50,734
Royalties, taxes and other	9,916	8,175	11,615	11,763	11,405

Total cash costs (Non-GAAP)	$58,995	$55,404	$68,344	$71,993	$62,139
Asset retirement costs	40	99	240	222	180
Depreciation and amortization	21,812	22,712	35,044	35,877	33,963
Depreciation and amortization (in inventory)	(264)	(465)	(1,310)	1,007	(666)

Total production costs (Non-GAAP)	$80,583	$77,750	$102,318	$109,099	$95,616
Change in product inventories	(865)	(5,145)	5,500	432	(439)
Add: Profit from PGM recycling	3,337	1,513	10,782	8,881	7,957

Total costs of revenues (2)	$83,055	$74,118	$118,600	$118,412	$103,134

PGM recycling and Other: (1)
Reconciliation to costs of revenues:
Cost of open market purchases and palladium received in Norilsk Nickel transaction	$6,379	$5,741	$19,892	$14,288	$40,199
PGM recycling — depreciation	472	178	192	142	100
Cost of PGM recycling	157,310	75,920	448,351	308,567	249,689

Total costs of revenues	$164,161	$81,839	$468,435	$322,997	$289,988

(1)	PGM recycling and Other (2006) include PGM recycling, sales of palladium received in the Norilsk Nickel transaction and metal purchased on the open market for re-sale.

(2)	Revenue from the sale of mined by-products is credited against gross production costs for Non-GAAP presentation. Revenue from the sale of mined by-products is reported on the Company’s financial statements as mined revenue and is included in consolidated costs of revenues. Total costs of revenues in the above table have been reduced by approximately $28.0 million, $23.6 million, $36.8 million, $53.8 million and $42.6 million in the years 2010, 2009, 2008, 2007 and 2006, respectively.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes, included elsewhere in this report, and the information contained in Part II, Item 6 “Selected Financial Data.”
Overview of Transformational Year
     Stillwater Mining Company (the “Company”) is a Delaware corporation, headquartered in Billings, Montana and listed on the New York Stock Exchange under the symbol SWC. The Company mines, processes, refines and markets palladium and platinum ores from two underground mines situated within the J-M Reef, an extensive trend of PGM mineralization located in Stillwater and Sweet Grass Counties in south central Montana. Ore produced from each of the mines is crushed and concentrated in mills located at each mine site. The resulting concentrates are then trucked to the Company’s smelting and refining complex in Columbus, Montana which processes the mine concentrates along with recycled spent catalyst materials received from third parties. A portion of the recycling material is purchased for the Company’s own account and the balance is toll processed for a fee on behalf of others. The finished product of the Company’s base metal refinery is a PGM-rich filter cake which is shipped to third parties for final refining into finished metal.
The Company regards 2010 as a transformational year for several reasons:
          1. Increased Metal Prices. Commodity markets in general received worldwide attention throughout 2010. In the case of palladium, the price increased from $407 per ounce at the beginning of 2010 to $797 per ounce at year end, a 96% increase. Among the factors contributing to this increase were the robust economy in China, the gradual return of the automotive sector after its steep decline in 2008 and 2009, growing acceptance worldwide of palladium as a jewelry metal, the introduction of palladium and platinum exchange-traded funds into the U.S. market in early 2010, and speculation that the Russian government has nearly depleted its Soviet-era stockpile of palladium, all of which accounted for strong demand and a limited worldwide supply of the metal.
          2. Diversification. In November 2010, the Company acquired the PGM assets of Marathon PGM Corporation, a Canadian exploration company. The transaction was valued at US$173.4 million (which included $36.0 million of deferred income tax liability assumed) utilizing a combination of cash and newly issued shares of the Company’s common stock. The principal property acquired is a large PGM and copper deposit located near the town of Marathon, Ontario, Canada. While the Marathon deposit is currently in the permitting stage and will not be in production for several years, the acquisition represents a significant decision to diversify beyond the Company’s operations in the J-M Reef. The Marathon acquisition follows several years of evaluating possible acquisitions in an effort to reduce the Company’s exposure to a single mining property. The Company expects to devote significant cost and attention to the development of the Marathon property and will continue to review other diversification opportunities in the future.
          3. Sale by Majority Owner. In December 2010, MMC Norilsk Nickel, the Company’s majority shareholder, announced that it had completed an underwritten secondary offering of all its holdings of Stillwater common stock, thereby eliminating its entire voting interest in the Company. Norilsk Nickel’s two non-independent nominees on the Board of Directors subsequently resigned and the 2003 Shareholders Agreement between the Company and Norilsk Nickel terminated. Norilsk Nickel’s investment in the Company provided valuable liquidity and signaled a commitment to the palladium market when they entered into it in June of 2003. With Norilsk Nickel’s exit at the end of 2010, the Company believes that it is now well-positioned to move forward as an independent entity. The sale by Norilsk Nickel had the effect of virtually doubling the public float of the Company’s common stock, without diluting any existing shareholders.
          4. Strong Recycling Business. Revenues from the Company’s PGM recycling business more than doubled in 2010 and the Company expects to continue to grow and expand this business. The recycling business is highly complementary to the Company’s basic mining business and has shown that it can be nicely profitable. The Company in recent years has updated its recycling business model, strengthening its controls over this business and reducing its exposure to credit and pricing risk.

Principal Factors Affecting Stillwater Mining Company:
     The surface expression of the J-M Reef which the Company controls is about 28 miles long and was originally part of a much larger reef structure located several miles deep in the earth. When the Beartooth Mountains were formed as part of the Rocky Mountain uplift about 65 million years ago, this portion of the reef was broken off from the larger structure as it was uplifted in the mountain. The resource the Company is now mining is about a mile in vertical extent, generally about five feet thick, and is typically found tilted up at an angle of about 55% — although this angle varies considerably depending on location.
     PGM ore grades in the J-M Reef are some of the highest in the world with comparatively low mining cost per ounce, but they are palladium rich and, because of the uplifted configuration of the reef, complex to mine. The mines compete primarily with the platinum rich PGM ore reserves within South Africa’s Bushveld Complex, which are less steeply dipping but today tend to be deep underground which generally results in comparatively higher mining costs per ounce, and with the nickel mines in the Russian Federation which produce palladium rich PGMs as a major by-product and so at a very low marginal cost. Consequently, the Company’s financial performance relative to its peers depends not only on the level of PGM prices, but also on the differential between the price of platinum and the price of palladium. In periods of low PGM prices, and in particular when palladium prices also are low relative to platinum prices, the Company’s palladium-rich production may put it at a disadvantage to comparable mines in South Africa. See “Business, Risk Factors and Properties — Risk Factors — The Company May Be Competitively Disadvantaged As A Primary PGM Producer With A Preponderance Of Palladium” for further discussion.
     The first of the Company’s two Montana mining operations, the Stillwater Mine, is situated near the town of Nye toward the eastern end of the J-M Reef. The mine’s primary portals are located at 5,000 feet above sea level, with access through horizontal adits on both sides of the Stillwater Valley and via a shaft and hoist from the 5,000 foot level down to about the 3,200 foot elevation. Stillwater Mine first opened in 1986 and currently has developed portions of the reef along about six horizontal miles underground on various levels ranging from about 2,000 feet at the deepest up to 7,500 feet above sea level. Typically, the lower portion of the Stillwater Mine accessed from the shaft — appropriately known as the “off-shaft” area — has contained relatively high ore grades, but the ore in this area is found in pods and tends to be inconsistent with respect to continuity, grade and thickness along the reef. By contrast, the western portion of the mine above the 5,000 level — the “upper west” area — generally has somewhat lower ore grades but the ore in this area is relatively consistent as to continuity, grade and thickness along the reef. Overall ounce production at the Stillwater Mine, then, is sensitive not only to the ore tons produced from each of these areas, but also, in view of the grade difference, to the relative proportion of total ore produced from each area. In 2010, the mine produced 351,700 ounces of palladium and platinum — off from 393,800 ounces in 2009 — and generated sales revenues of $261.3 million. At December 31, 2010, the mine had 850 employees, including 306 miners.
     The Company’s other Montana mine, the East Boulder Mine, is located southeast of Big Timber and McLeod in the Gallatin National Forest, on the western portion of the J-M Reef. It is accessed by two parallel 18,000-foot horizontal rail adits that intersect the reef perpendicularly at the 6,500 foot elevation deep within the mountain. The mine first opened in 2002, and has developed along about 2.5 horizontal miles of the J-M Reef underground, with operations on different levels ranging from about 6,500 to 7,900 feet above sea level. During 2010, East Boulder Mine produced 133,400 ounces of palladium and platinum — compared to 136,100 ounces in 2009 — with sales revenue of $91.8 million. At the end of 2010, the mine had 280 employees, including 101 miners.
     The Company recycles spent catalyst materials through its processing facilities in Columbus, Montana, recovering palladium, platinum and rhodium from these materials. The recycling segment has proven to be a profitable ancillary business. However, the recycling business has also proven to be very sensitive to PGM prices, and volumes of recycling material available in the market have dropped very sharply when PGM prices have declined, as has the profitability of the business.
     The Company believes it enjoys certain competitive advantages in the recycling business. The smelting and refining complex in Columbus Montana already processes mined PGM concentrates, which contain not only PGMs, but also significant quantities of nickel and copper as by-products. Copper and nickel bind with the PGMs from recycling in the smelter and so aid in collecting the PGMs. Consequently, the Company is able to recycle catalyst material within its system at an incremental cost lower than other processors. Moreover, the Company also believes the physical location of its processing facilities provides a logistical advantage over smelters in Europe and South Africa. And as described below, the Company is incorporating certain technological innovations that may contribute further benefit.

     Since the Company’s recycling activities are substantially dependent on the availability in the smelter of the copper and nickel contained in the mine concentrates, should it become necessary at some point to reduce or suspend operations at the mines, the proportion of operating costs allocated to the recycling segment could increase, making the recycling segment less competitive. Further, in order to operate the smelter and refinery without significant volumes of mine concentrates, modifications to the processing facilities would probably be required. There is no assurance that the recycling facilities can operate profitably in the absence of significant concentrates from the mines, or that capital would be available under those circumstances to complete any necessary modifications to the processing facilities.
     The Company has taken steps over the past year or so to reposition itself in the recycling business. In May 2009, the Company commissioned a new electric furnace in the Columbus smelter, increasing throughput capacity and creating backup furnace capacity in the event of planned or unforeseen outages. During the third quarter 2010, the Company commissioned a dedicated catalyst processing and sampling plant that allows for the segregation and handling of multiple batches of recycling material simultaneously. In early 2011, the Company will commission a state-of-the-art assay laboratory constructed and equipped in 2010 which utilizes an automated x-ray facility that will provide accurate results with faster turnaround times than conventional fire assay methods. New laboratory software will support this automated x-ray system, as well as, other laboratory processes.
     In acquiring recycled automotive catalysts, the Company advances funds to its suppliers ahead of actually receiving material in order to facilitate procurement efforts. In past years these working capital advances often were very substantial and represented significant financial exposure for the Company. However, following the steep drop in PGM prices during the second half of 2008, which resulted in large inventory losses for many of the Company’s suppliers and led to the Company writing off $26 million of such advances as uncollectible, the Company revisited its recycling business model. In general, the Company now only advances funds to suppliers when the associated material for recycling is awaiting transit or is already in transit to the Columbus processing facilities. The new recycling sampling and assay facilities will allow the Company to accelerate final settlements with suppliers, thereby reducing the amount of working capital they require and partially offsetting the competitive disadvantage of curtailing advances. Outstanding procurement advances that were not backed up by inventory physically in the Company’s possession at December 31, 2010 and 2009, totaled $6.1 million and $3.6 million, respectively.
     Following the collapse in most metal prices during the second half of 2008, platinum and palladium market prices generally trended up during most of 2009 and 2010, with both metals closing on or near their highs in London of $1,786 and $797 per ounce, respectively, at the end of 2010. In New York, the palladium price closed at $800 per ounce. PGM prices have been closely correlated with the ratio of the U.S. dollar to the euro in recent years, and they declined somewhat during May and June of 2010 in response to European economic uncertainty and associated strengthening of the U.S. dollar. Prices then recovered as the European monetary crisis subsided and the dollar weakened in anticipation of further “quantitative easing.”

     An additional factor supporting PGM prices in 2010 was the introduction of PGM exchange-traded funds (ETFs) into the U.S. in January of 2010. The ETFs have proven to be a popular investment vehicle, and it was estimated that by the end of 2010, ETFs worldwide held about two million ounces of palladium and a million ounces of platinum. The Company expects that if the world economic recovery continues on track, there will likely be continued strong demand from Asia for raw materials, including PGMs, and specifically accelerated growth in automotive demand around the world. On the supply side, it appears there has been a significant reduction in palladium exports from the Russian government’s stockpiles over the past year and a half, and various commentators inside and outside of Russia have suggested recently that those stockpiles are approaching exhaustion. The diminution of those exports, coupled with very limited ability to ramp up production at existing PGM operations, suggests that markets for these metals may continue to be fairly tight for the foreseeable future.
     However, this market view also encompasses certain risks. PGM trading volumes are relatively thin and their markets have limited liquidity, particularly in comparison to markets for other precious metals and the major industrial metals. Consequently, PGM prices historically have been volatile and difficult to forecast. PGM prices may be affected — favorably or unfavorably — by numerous factors, including the level of industrial demand, particularly from the automotive sector; supply factors that include changes in mine production and inventory activity; and by shifts in investor sentiment. In particular, although exports from the Russian government inventories appear to have slowed, the Russian Federation does not officially disclose its inventory holdings and there is no assurance that those inventories are actually approaching depletion. Recent PGM prices are comparatively high by historical standards, and to some extent these price levels are likely driven by investor sentiment that could shift away from precious metals if other markets become more attractive. The Company attempts to manage this market volatility in several ways, including by entering into long-term supply agreements, in some cases through metal hedging, by investing in the developed state of the mines, giving attention to cost controls and by monitoring the Company’s liquidity closely to provide capacity to bridge periods when PGM prices are low.
     Automotive demand generally continued to strengthen worldwide during 2010 after its steep decline during late 2008 and 2009. Light vehicle sales in North America are estimated at 13.9 million units during 2010, up 10.3% from 12.6 million units in 2009. Chinese light vehicle sales in 2010 are estimated at 17.2 million units, up from about 12.9 million units in 2009.
     Worldwide mine production of palladium and platinum, which had declined in every year since peaking in 2006, appears to have strengthened slightly during 2010. North American Palladium’s Lac des Iles Mine in Canada, which was shut down due to the economic recession and weak metal prices for about 18 months, reopened during the 2010 second quarter and is currently reported to be producing palladium and platinum at an annual rate of between 150,000 and 200,000 ounces. Norilsk Nickel, which produces about 50% of the world’s annual palladium output as a by-product of its nickel operations, had indicated that its 2010 production was likely to be equal to or slightly ahead of its 2009 production. And the South African producers collectively, while projecting slight production increases each year, consistently have encountered operational or other issues that have limited their output growth. Overall, the Company’s assessment is that PGM supplies remain constrained, with little opportunity for significant growth in worldwide output over the next few years. This is true despite the current strong market prices for PGMs that normally would incentivize production growth.
     Of some concern in the PGM industry is the lack of an adequate level of reinvestment in the business in recent years. While a few smaller companies, principally in South Africa, have invested in developing new mines, the amount of new production they are generating is not sufficient over the longer term to sustain current production levels. Putting in a large new underground mine on the Bushveld in South Africa requires an investment of a billion dollars or so in a new shaft and takes four or five years to develop. Although current PGM prices seem comparatively robust in U.S. dollars, an adverse exchange rate for the South African rand has limited the benefit of higher metal prices to South African producers. As a result, they do not see price levels that can justify the kinds of new mining investments that need to be made. When coupled with other challenges in South Africa, including power shortages, rapidly escalating wage structures, political uncertainty on several fronts, and declining availability of experienced professionals, the outlook for adequate future reinvestment there seems fairly bleak.
     In response to the steep deterioration in PGM prices during the second half of 2008, the Company restructured its operations, focusing its business plans for 2009 and 2010 on conserving cash and maintaining the Company’s financial viability. As a result, the Company transferred miners and laid off about 23% of its total employee workforce, terminated most contractors, adjusted the Company’s mining processes, relocated the Company’s corporate offices, and severely restricted operating and capital expenditures. In total, the Company reduced its employee workforce by 320 between September 2008 and March 2009 and by another 63 positions during the remainder of 2009. By March of 2009, the miner workforce at the East Boulder Mine had been reduced to 111 from 170, while transfers to the Stillwater Mine had increased the number of miners there to 312 from 241. At the same time, the Company eliminated 45 contractor positions, mostly at the Stillwater Mine. The Company also sharply reduced support staffing at all locations. Several corporate programs, including market development, recruiting, exploration and investor relations, were eliminated or sharply curtailed in 2009 and remained restricted during 2010. Capital spending, which had totaled about $82.3 million in 2008, was reduced to $39.5 million in 2009 and $50.3 million in 2010 in an effort to conserve cash.
     As the fundamentals of the PGM markets strengthened during 2010, the Company assembled a special planning team to review and prioritize additional PGM development opportunities within the Company’s holdings along the J-M Reef. These opportunities were grouped into nine different potential projects, each of which was evaluated based on several criteria, including grade potential, likely capital and operating costs, time and complexity to implement, and ease of access. Two of these opportunities emerged as clear favorites — the Blitz and Graham Creek projects. Both projects are expected to begin in 2011.
     The Blitz project envisions developing two 20,000-foot parallel drifts in the footwall on the 5,000 and 5,200 levels eastward from the existing infrastructure in the Stillwater Mine and ultimately driving a ventilation shaft to surface from the end of these drifts. Definition drilling from these drifts could provide a wealth of information about the J-M Reef and perhaps identify attractive future areas for mining. Depending on the project outcome, Blitz production could either serve to extend the ultimate life of the Stillwater Mine or to increase the production rate from the mine. The Blitz development is projected to take about five years to complete at a total cost of about $68.0 million.
     The Graham Creek project is similar, but would develop westward in the footwall from the existing infrastructure at the East Boulder Mine, utilizing an existing tunnel boring machine to extend out about 8,200 feet from the current western extremity of the mine. Again, the plan would include adding a new ventilation raise to surface at the end of the drift. This project also is projected to take about five years to complete, but its total cost is estimated at only about $8 million. The lower cost relative to the Blitz project is attributable to the shorter length of the drift, initially developing only a single drift compared to two in the Blitz development, and the lower cost of developing with an in-place tunnel boring machine. The benefits of the Graham Creek project are analogous to those at the Blitz, including potential to extend mine life or possibly to increase production rates, and the opportunity to expand the Company’s knowledge of an undeveloped section of the J-M Reef.
     The recovery of the PGM markets during 2009 and 2010 also allowed the Company to proceed with an attractive Canadian acquisition, the PGM assets of Marathon PGM Corporation in late 2010. The principal asset acquired is a PGM development project near the town of Marathon, Ontario on the north shore of Lake Superior. The project will require several years to complete permitting and mine construction, but the Company believes it could be in production by 2014 or 2015. The project feasibility study indicates potential annual production from the completed mine of about 200,000 ounces of PGMs and 37 million pounds of copper. At recent metal prices, the Marathon development could contribute substantially to the Company’s future financial performance.
     In light of the Environmental Protection Agency’s recent determination to regulate carbon dioxide (CO2) emissions as hazardous to health, the Company has assessed its exposure to likely restrictions on such emissions. The Company’s principal sources of CO2 emissions are limited to a comparatively few internal combustion engines in vehicles and mining equipment, and to stationary sources such as process heaters, dryers and converters that consume natural gas. The Company already utilizes buses to transport its workforce to and from the mines and utilizes a 70% blend of biodiesel fuels in its operations which reduces workplace diesel particulate matter emissions and its carbon footprint. Consequently, any taxes or added restrictions on emissions are unlikely to have any direct material effect on the Company’s operations. The Company’s physical exposure to climate change is minimal. The Company’s operations are not materially dependent upon weather patterns or seasonal availability of water. The relatively remote location of the mines presents some exposure to severe weather, particularly winter snowfall that can restrict access to the mine sites, but the Company already regularly addresses this issue during the winter months in Montana. Similarly, summer wildfires can temporarily restrict access to the mines, but their duration tends to be relatively short. Probably the Company’s most significant exposure to greenhouse gas regulation is the potential consequence of a substantial longer-term movement away from internal combustion engines on the demand for PGMs in catalytic converters. Such a major shift in automotive demand could depress PGM prices and impair the Company’s financial performance. Regulatory constraints on other industries also could affect the price or availability of electricity and other materials, driving up the Company’s operating costs.

2010 Results and Commentary
     For the full year 2010, the Company reported net income of $50.4 million, or $0.51 per fully diluted share, a substantial improvement over the loss of $8.7 million, or $0.09 per diluted share, reported for 2009 and the loss of $115.8 million, or $1.24 per diluted share in 2008. The 2008 results included a property, plant and equipment impairment charge of $67.3 million and a loss on advances on inventory purchases of $26.0 million. Steadily strengthening realized prices over the course of 2010 for the Company’s primary products, palladium and platinum, more than offset the effect of lower ounce production relative to 2009. The Company’s average realized price on sales of mined palladium and platinum was $721 per ounce in 2010, substantially higher than the $549 per ounce average realized in 2009. Had these same sales taken place at market prices, the Company’s 2010 average would have been $773 per ounce and the 2009 average $487 per ounce. The Company’s combined average realized price for each metal differed from equivalent average market prices as the result of various contractual provisions, which included ceiling prices that applied to a portion of the Company’s mined platinum, floor prices that during most of 2009 benefited the Company’s mined palladium, small contractual discounts on those volumes not subject to floors or ceilings, and selling prices based on monthly averages which generally have lagged the market price by one month.
     The Company’s mine production of palladium and platinum totaled 485,100 ounces in 2010, down 8.5% compared to 529,900 ounces in 2009. The lower mine production in 2010 was primarily attributable to operational and grade issues in the off-shaft area of the Stillwater Mine. Revenues from mining in 2010 totaled $353.1 million, up from $283.2 million in 2009, on stronger realized prices in 2010 for the Company’s primary products, palladium and platinum.
     Stillwater Mine’s total cash costs averaged $380 per ounce for the full year 2010, higher than originally planned and above the $344 per ounce actually realized in 2009. Interestingly, looking at tons mined instead of ounces produced, the average cash cost per ore ton mined in 2010 at Stillwater Mine was $171, less than the $174 per ton reported in 2009. This result suggests that the higher cost per ounce in 2010 was mostly driven by the lower ore grade at Stillwater, rather than by rising costs or lower mining productivity. A higher than usual proportion of mining stopes in the off-shaft area of the mine are currently either early or late in their production life and are somewhat smaller than has been typical in the past — both factors that might tend to result in more volatility in realized ore grades. Also, a higher proportion of Stillwater Mine production came out of the upper west area of the mine in 2010 than was originally planned, and ore grades in the upper west tend to be lower than in the off-shaft area.
     Capital expenditures at the Stillwater Mine totaled $34.1 million in 2010, exceeding plan and well ahead of the $26.7 million spent during 2009. Primary development at the Stillwater Mine advanced about 19,700 feet during 2010, about 13% ahead of plan, but to some extent this was at the expense of secondary development, which at about 14,500 feet was 18% behind plan. Diamond drilling footages in 2010 at the Stillwater Mine totaled about 291,000 feet, about 8% better than planned.
     Total cash costs per ounce at the East Boulder Mine in 2010 averaged $442 per ounce, a little higher than plan and substantially higher than the $407 per ounce averaged in 2009. In East Boulder’s case, total cash costs per ore ton mined averaged $147, exactly on plan but higher than the $136 reported in 2009. The year-on-year difference is mostly attributable to the quality of areas available to mine, an issue recognized and reflected in the original 2010 mine plan at East Boulder. Capital expenditures at the mine totaled $6.5 million in 2010 compared to $4.4 million in 2009. Actual primary development at the East Boulder Mine advanced about 3,500 feet during 2010, lagging the plan, while secondary development advanced 12,500 feet in 2010, slightly above plan. In total, development footage at the East Boulder Mine was about 3.5% behind plan, reflecting delays in getting a new development crew in place and operating. Diamond drilling footage totaled about 81,500 feet at East Boulder in 2010, about 17% behind plan, in part driven by the lower primary development.
     The Company’s sales agreement with Ford Motor Company, which committed 80% of the Company’s palladium production and 70% of its platinum production from mining, expired at the end of 2010. This agreement contained certain guaranteed floor and ceiling prices for metal delivered, as well as a small discount to market. The Company believes it could readily sell all of its mine production on a spot basis into terminal markets with virtually no detrimental effect on market prices. Nevertheless, the Company has recently signed a new three-year palladium supply agreement with General Motors Corporation, a one-year palladium agreement with BASF, a one-year platinum supply agreement with Tiffany and is engaged in discussions with other potential customers for the remainder of its mined palladium and platinum. The Company expects ultimately to enter into new supply agreements for most of its metal production, but likely without the pricing floors and caps as in past contracts. The absence of floor prices in any successor contracts will increase the Company’s financial exposure to low PGM prices, while the absence of the ceiling prices in any successor contracts will increase the Company’s opportunity to realize fully on higher prices.
     The Company’s smelter and base metal refinery in Columbus, Montana process the PGM ore concentrates from the two mines and also recycles spent PGM catalysts from automotive catalytic converters and from other industrial applications, ultimately recovering palladium, platinum and rhodium from these materials. During 2010, the Company fed about 399,400 combined ounces of recycled platinum, palladium and rhodium into the smelter, of which roughly half was from material purchased by the Company and the remainder was toll processed on behalf of others for a fee. Total ounces fed were up 59% compared to the 251,000 recycling ounces fed in 2009, a year when the auto market was severely depressed and so fewer vehicles were scrapped. Recycling revenues in 2010 were $168.6 million on 156,100 combined ounces sold, benefitting from both higher volumes and stronger PGM prices; 2009 recycling revenues totaled $81.8 million on sales of 102,000 combined ounces.
     In 2010, the Company earned $11.5 million from recycling operations on revenues of $168.6 million, reflecting a combined average realization (including rhodium) of $1,046 per sold ounce. By comparison, in 2009 the Company earned $5.9 million from recycling operations on revenues of $81.8 million, with a combined average realization of $779 per sold ounce. Total tons of recycling material processed during 2010, including tolled material, averaged 16.2 tons per day, up from 10.0 tons per day in 2009. Strengthening PGM prices in 2010 have created a greater incentive for suppliers to collect recycling material, and during 2010, the Company was able to enter into new sourcing arrangements for catalyst material with several suppliers.
     The Company’s total available liquidity, expressed as cash plus short-term investments, ended 2010 at $208.4 million, comprised of $19.4 million of cash and cash equivalents and $189.0 million of available-for-sale investments. In total this represented a small increase over the corresponding year-end 2009 balance of $201.2 million, including $166.7 million of cash and $34.5 million of liquid investments. However, 2010 also included the expenditure of $63.6 million of cash as part of the acquisition of Marathon PGM Corporation, so cash generation in 2010 was stronger than the change in the year-end balance might indicate. In fact, cash generated from operations during 2010 totaled $123.9 million, up from $59.7 million in 2009, driven by the higher PGM prices in 2010.
     At the end of 2009, the Company’s workforce totaled 1,273 employees, down from 1,656 in September 2008. As the year 2010 progressed and PGM prices continued to strengthen, the Company concluded to increase its mine development efforts by reactivating the tunnel boring machine at the East Boulder Mine and by resuming mining on the higher-cost east side of the Stillwater Mine. This decision entailed hiring additional development crews to accommodate these efforts. Consequently, by the end of 2010, the Company’s total workforce had been increased to 1,354.
     On December 13, 2010, Norimet Ltd., a wholly-owned subsidiary of MMC Norilsk Nickel (Norilsk) and the Company’s majority shareholder, completed a $971 million secondary offering of Stillwater shares in the public market and so disposed of its entire equity interest in the Company. Prior to completion of the offering it was determined that Norimet was unable to locate its original share certificates and the Company, the Company’s transfer agent and affiliates of Norilsk, entered into certain indemnification and ancillary arrangements to protect the Company and its transfer agent from possible claims relating to the issuance of replacement certificates. For additional information about these arrangements, see Note 19 to the Company’s consolidated financial statements for a discussion of potential exposure to losses that the Company could suffer.
     The Company’s environmental performance continued its excellent track record during 2010. Environmental compliance is a very high priority in view of the pristine area in which the Company operates. The Company has a record of open communication and cooperative, proactive involvement with its neighbors and with local and regional environmental groups. The Company’s ground-breaking 2000 Good Neighbor Agreement with these groups provides a vehicle for facilitating such communication and addressing issues cooperatively. The Company and its neighbors celebrated the tenth anniversary of the agreement during 2010.
Outlook
     The Company’s operating guidance for 2011 currently includes targeted mine production of about 500,000 combined ounces of palladium and platinum at a total consolidated cash cost per ounce of $430, and capital expenditures of about $120 million. (Total cash cost per ounce is a non-GAAP measure of extraction efficiency — please see “Reconciliation of non-GAAP measures to Costs of Revenues” for a discussion of how this measure is derived).

     The plan to produce 500,000 ounces in 2011 takes into account the lower grades realized in the off-shaft area of the Stillwater Mine in 2010 and compensates for the shortfall by assuming that some production resumes from the east side of the mine in 2011. Management’s assessment of mining conditions for 2011 suggest that ore grades at Stillwater are likely to remain a little lower on average than in the past, reflecting the same higher variability in the lower off-shaft area as was experienced during 2010. These lower realized ore grades centered in the lower off-shaft area seem to be mostly the result of having smaller, more variable stopes to mine there than in prior years. In planning for 2011, the Company has taken these lower grades into account and to offset this has planned to resume a limited amount of production on the east side of the mine, which in the past has had higher ore grades but also more difficult mining conditions. The Company’s 2011 mine plan, taking all this into account, calls for mine production from the combined mining operations of 500,000 ounces of palladium and platinum during 2011.
     Prominent risks to accomplishing the 2011 mine plans include continuing variability of mined ore grades, the pending expiration of the labor agreement with the United Steel workers at the end of June, the ability to retain or attract skilled miners as the year progresses, and from a cost perspective, greater than planned cost inflation for key materials.
     The targeted 2011 combined average total cash cost per ounce of $430 per ounce for the mines compares to the combined average total cash cost per ounce for the year 2010 of $397. The increase in 2011 reflects a rising cost trend during 2010 — fourth quarter 2010 total cash costs were $432 per ounce — plus general inflation for wages and materials, and the effect of higher average sales realizations on royalties and taxes, all partially offset by slightly higher mine production in 2011. Projected capital expenditures for 2011 of $120 million represent an increase of 139% over the $50.3 million spent during 2010. Capital spending in 2009 and 2010 was restricted in order to conserve cash, so the 2011 budget includes operational spending of $90 million to compensate for the shortfall in those prior years, spending at a higher rate to replace 2011 anticipated production, spending to advance the developed state and significant equipment replacement. The 2011 capital budget also includes developmental spending of $21 million for initial modest capital needs on the newly acquired Marathon properties (about $10 million) and the two long-term resource delineation projects along the J-M Reef, Blitz and Graham Creek, announced during 2010.
     The Company’s mining permits require that, in conjunction with its mining and processing activities, it must provide adequate financial surety in support of its permit obligations to complete final reclamation and remediation once mining operations cease. As of December 31, 2010, the Company had outstanding approximately $33.3 million of surety bonds and letters of credit in favor of state and federal agencies to guarantee its final reclamation commitments. Regulatory authorities are currently in the midst of updating an EIS, which when finalized will determine whether or not the existing surety amounts are sufficient. In the interim, however, as the economy weakened late in 2008, the Company agreed to increase its surety bonding by an additional $10 million as an interim measure to alleviate concerns aired by the agencies involved and to allow time for the EIS to be completed. Upon completion of the EIS process, probably during 2011, it is likely that the Company will be required to provide additional surety bond coverage.
Marathon PGM Corporation Acquisition
     On November 30, 2010, the Company completed its acquisition of Marathon PGM Corporation (Marathon), a Canadian exploration company with a number of attractive PGM-copper assets. Marathon is a Canadian exploration company with promising PGM assets located near the town of Marathon at the north end of Lake Superior in Ontario and another PGM exploration position known as Bird River in Manitoba. Aside from its PGM assets, Marathon also held certain prospective gold properties that were spun out into a separate public company just prior to the acquisition. Stillwater has since exercised its option to acquire a 15% equity interest in the new gold company, thereby maintaining a relationship with this talented exploration team.
     The Marathon PGM assets acquired include two potential resource blocks situated on the larger Coldwell Complex, a geologic formation that appears to be rich in copper-PGM opportunity. Of particular interest to the Company is a well-defined resource known as the Marathon project located near the town of Marathon, Ontario, Canada at the northern extremity of Lake Superior. The Marathon deposit boasts a completed definitive feasibility study (Canadian NI 43-101 compliant) that indicates the potential for PGM production of about 200,000 ounces per year (at a ratio of about 4 to 1 palladium to platinum) and annual copper production on the order of 37 million pounds, from an open-pit operation. Cost of constructing the mine is currently estimated to be about $450 million to full completion, subject to a final detailed engineering study. The Company intends to fund the project out of internally generated cash flow, possibly with supplemental external financing. The Company is in the process of establishing a project team to focus on development of the Marathon PGM reserves.

     The feasibility study anticipates an active mine life of approximately 11.5 years for this property, although there is resource potential that is expected to extend the mine life. In conjunction with the acquisition of these properties, certain non-PGM exploration properties held by Marathon were spun out to the previous Marathon shareholders; Stillwater has subsequently exercised an option to acquire a 15% equity interest in Marathon Gold Corporation, a non-PGM entity.
     The Marathon project is currently in the permitting stage and if it remains on schedule could reasonably be in production during 2014 or 2015. Capital spending for Marathon during 2011 is estimated at about $10 million.
     Along with the Marathon project comes another attractive exploration property on the same Coldwell Complex, known as Geordie Lake. The Geordie Lake property is situated about 8 kilometers to the west of the Marathon property and appears to be on a parallel structure within the larger complex. Subsequent to the Marathon acquisition, the Company announced its intent to acquire properties and exploration rights to additional properties connecting Marathon and Geordie Lake from Benton Resources Corp. which, in essence, will consolidate ownership of the Coldwell Complex. And along with these property acquisitions, the Company also retained a competent exploration team with a full understanding of the geology of the Coldwell Complex to develop the additional resource potential of these properties.
     The Marathon transaction fits well into the Company’s long-term strategy of expanding and diversifying its mining activities. The size of this transaction is manageable financially, and the location is politically stable and logistically accessible. The Marathon area is well developed with extensive public infrastructure already established, and there is other active mining in the general vicinity of the project. The new mine is projected to create a significant number of jobs in an area with relatively high unemployment. The Company’s strong focus on environmental stewardship should serve it well in this region.
Strategic Areas of Emphasis
     For several years now the Company’s management has focused on three broad areas of strategic emphasis. While specific initiatives in each area have varied as markets have shifted and the Company has progressed, these fundamental strategic directions continue to provide a basic framework for management’s efforts to strengthen performance and build value for shareholders.
1. Be a Safe, Low-Cost Operator
     The Company maintains that companies with safe operations also tend to be well managed and efficient in other important areas. The Company measures safety performance using several criteria, including the frequency and severity of medical reportable incidents and lost-time accidents in comparison to the Company’s own historical performance and relative to other mining operations in the industry. Safety is also assessed in terms of the number and severity of citations issued by MSHA inspectors during their regular visits to the mine sites. Both measures — accident frequency and regulatory compliance — are critical elements of the Company’s safety efforts. Various internal programs support these safety efforts, including annual refresher training and other training programs, pre-shift employee inspections of each work area, regular workgroup discussions of current safety issues and incidents, detailed accident investigations to identify core causes, reporting of near misses that had the potential of resulting in injuries, and more rarely so-called “safety stand-downs” to re-emphasize safety principles as necessary. The Company also responds promptly to correct any safety issues, whether identified internally or by MSHA inspectors, and to eliminate unsafe work practices.
     Safety performance at the Company’s mining operations falls under the regulatory jurisdiction of MSHA. MSHA performs detailed quarterly inspections at each of the Company’s mine sites and separately investigates any occurrences deemed to pose a significant hazard to employee health and safety. The Company cooperates fully with MSHA in its compliance responsibilities and maintains its own program of safety training and incident tracking in an effort to ensure that no employee is ever put at risk in carrying out his or her job responsibilities and that all unsafe situations are identified and remediated immediately. The Company’s overall safety performance (including contractors on site), measured in terms of reportable incidents per 200,000 hours worked, averaged a rate of 3.65 during 2010, a modest improvement over the 4.14 rate reported for 2009.
     Legislation signed into law on July 21, 2010, requires publicly traded mining companies to disclose certain statistics pertaining to their compliance with the Mine Act. Please see “Business, Risk Factors and Properties-Introduction and Current Operations — 2010 Safety Performance” for a table containing this required safety reporting.

     The significance of aiming to be a low-cost operator deserves some elaboration. Ore grades at the Company’s operations are some of the best in the world, and consequently total cash costs per ounce for the Company’s mining operations also rank among the lowest of any primary PGM producer in the industry. However, because the Company’s ore contains about 3.4 times as much palladium as platinum and South African ores typically have about twice as much platinum as palladium, the Company’s average revenues per ounce are lower and therefore operating margins have tended to be historically tighter than for South African producers. Other significant PGM producers, including Norilsk Nickel and the Canadian nickel operations, produce PGMs as by-products, and PGMs at such operations attract almost no allocated cost. Consequently, the Company measures its performance as a low-cost operator in competitive terms, both relative to its own historical cost performance and relative to historical market prices for its products.
     The importance of low-cost operations is amplified now that the palladium floor prices in the Company’s long-term supply agreements have all expired. In today’s market, any new supply agreements that the Company may enter into will mostly likely be market-based and are unlikely to include pricing floors and ceilings. Without the floor prices, of course, the Company will not enjoy the downside price protection such floors have provided in the past when palladium prices have cycled downward. Instead, the Company intends to manage through any downward price cycles using several critical operating tactics:
•	maintaining sufficient developed state ahead of operations that capital spending could be curtailed during a downturn without any major long-term impact;

•	ensuring that the Company’s operating costs remain competitive and that discretionary commitments can be scaled back when necessary;

•	sustaining the Company’s balance sheet liquidity and limiting financial leverage to reduce exposure to downturns.
     Although in theory the Company also could hedge its mine production in the financial markets through derivative transactions, the cost of such a strategy would be prohibitively expensive or would require trading away the opportunity for shareholders to benefit fully from an increase in PGM prices. Consequently, the Company has no intention of hedging its mine production at this time. (The Company does hedge its recycling purchases, locking in a margin on each lot, and also hedges certain critical consumables used in its operations – but this has been standard practice for many years.)
     And, on the other hand without the ceiling prices of the contracts or financial market hedges, our revenues will not be limited as they might otherwise be in the current rising price environment, a position that is expected to benefit the Company.
     As discussed above, the Company estimates that its mine production for 2011 will be about 500,000 ounces, with a corresponding total cash cost per ounce of $430, and capital spending on all projects totaling about $120 million for the year. Projected 2011 total cash cost per ounce is up about 8% over the 2010 average of $397, but because costs trended up during 2010 it is actually lower than the $432 averaged in the 2010 fourth quarter. Production in 2011 is expected to benefit from the resumption of mining on the east side of the Stillwater Mine and could also benefit further if ore grades improve in the lower off-shaft area of the mine. The $120 million capital budget for 2011, which as already noted includes some “catch-up” spending on infrastructure to offset lower spending during 2009 and 2010, also includes $8 million to refurbish the original electric furnace at the smelter and convert it for slag cleaning, about $10 million for the Blitz and Graham Creek projects, and about $10 million for work at Marathon. Expenses for corporate programs are also planned to increase in 2011, as the Company moves forward with funding an exploration effort and increases its palladium marketing expenditures. Much of this spending is discretionary and could be scaled back in the event that PGM markets weakened substantially.
     Management is cautiously optimistic that during 2011 a number of the challenges that have limited the Company’s mining flexibility will largely be resolved. The first-phase installation of the Kiruna electric trucks at Stillwater Mine that will provide more efficient ramp haulage from the deeper portions of the off shaft area – a long-term project – is now nearly complete and should open up more mining alternatives in that part of the mine. Development through a largely barren zone on the west end of the lower off-shaft area in the Stillwater Mine also is nearing completion, allowing access for the first time to the Lower West portion of the mine. The Company expects to experience good ore continuity in the Lower West, analogous to the Upper West area above it, and initial findings in the drifts that have driven through have tended to confirm this expectation. The Lower West is likely to be a primary mining area at Stillwater Mine over the next decade.
     The intent of the higher spending in 2011 is to strengthen the developed state of the mines and also, particularly in view of stronger PGM prices, to position the mines in time for a modest expansion of production rates going forward.

The effect of “using up” a portion of the developed state at both mines in 2009 and 2010 means that there are fewer alternatives available for mining if problems develop in a particular area. This ultimately may be reflected in lower ounce production or in reduced mining efficiency, depending on the circumstances. The ability to throttle back development in times of economic difficulty, thereby conserving cash, is a significant benefit of advancing the developed state well ahead of mining when PGM prices are strong. Operationally, it is like having money in the bank. As the economy recovers and strengthens, though, it is important to replace that developed state by increasing investment in mine development.
     Although manpower on site remains adequate to staff current operations, the Company will need to add manpower to support the additional development in 2011 and for all of these future operating initiatives. Some staffing increases also will be needed to support the expanded exploration, marketing and development programs. While it may be a challenge to add all of the new miners needed, the Company has resumed recruiting efforts in an effort to meet these increased requirements.
     Ore production at the Stillwater Mine averaged 2,138 tons of ore per day during 2010; this compares to an average of 2,129 ore tons per day produced during 2009. The rate of ore production at the East Boulder Mine averaged 1,097 tons per day during 2010; compared to an average of 1,116 ore tons per day during 2009.
     During 2010, the Company’s mining operations produced a total of 374,100 ounces of palladium, and 111,000 ounces of platinum. As by-products, the mines also produced and sold 9,200 ounces of gold, 4,900 ounces of silver, 1,600 ounces of rhodium, 824,000 pounds of copper and 1,157,000 pounds of nickel (as nickel sulfate). By comparison, in 2009 the mines produced to 407,000 ounces of palladium and 122,900 ounces of platinum. They also produced and sold as by-products 9,200 ounces of gold, 5,700 ounces of silver, 4,200 ounces of rhodium, 776,000 pounds of copper and 856,000 pounds of nickel. Revenues from by-product sales totaled $28.0 million in 2010 and $23.6 million in 2009.
2. Palladium Market Development
     A consortium of South African producers has spent significant sums each year for many decades now marketing platinum. Their efforts have been well rewarded, with platinum positioned as the premier jewelry metal, projecting an image of elegance and high quality. Platinum also is a metal of choice in certain industrial applications where its remarkable catalytic properties are required. Palladium, on the other hand, historically has never enjoyed a comparable level of marketing support and has remained largely an unknown metal to a large swath of consumers. However, in 2004 palladium began to appear as an alternative jewelry metal in China after the price of platinum moved above $800 per ounce in December 2003. Recognizing this as an opportunity, and identifying the marketing gap, the Company stepped forward beginning in 2004, initially putting forward a comparatively modest marketing program that focused on providing technical support to manufacturers and bench jewelers and image advertising at the industry level through the Palladium Alliance International, a entity organized by the Company to facilitate marketing collaborations. This effort continued on a modest scale until the economic downturn of late 2008 and 2009, at which time it was cut back sharply due to economic constraints. However, in late 2010 the Company began to resurrect its marketing program, and in 2011 will broaden its efforts, with particular emphasis on China. It also appears that Norilsk Nickel will launch a major marketing campaign for palladium jewelry in 2011.
     Even through the economic downturn, the Company maintained marketing representatives in China who continue to provide first-hand insight into palladium activity there and maintain contact with key palladium consumers. The Company also sponsors palladium image advertising in Chinese media. China first led the recent trend toward using palladium in jewelry and remains the largest market for it. According to Johnson Matthey, consumption of palladium in jewelry declined to just over 600,000 ounces in 2010, down from about a million ounces per year prior to the economic downturn, with most of the consumption drop centered in Asia. Some of this may be attributable to lower prices for platinum jewelry during the downturn, as the demand for platinum jewelry increased sharply when prices fell in 2009. The Company’s marketing efforts in 2011 will refocus on Asian consumers. Palladium jewelry is now available in all major markets worldwide, and in January of 2010 the U.K. mandated the hallmarking of all palladium jewelry, formally recognizing it, along with gold, silver and platinum, as a precious jewelry metal.
     Automotive applications for palladium in catalytic converters are well established for gasoline engines, but diesel engine catalytic technologies generally have been based on platinum. In recent years, driven mostly by economics, research efforts in the auto industry have focused on how to substitute less expensive palladium for platinum in these applications. The Company has encouraged this research and closely monitored its progress. Reportedly, it is now possible in the laboratory to replace about 50% of the platinum in a diesel system with palladium on nearly a one-for-one basis, although the average proportion of palladium actually used in production vehicles now is estimated to be closer to 25%. Palladium and platinum also are important players in emerging fuel cell technologies.
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
3. Growth and Diversification
     The Company monitors diversification opportunities in various mineral exploration and development projects, as well as potential merger or acquisition candidates and other business ventures. It also seeks appropriate opportunities to diversify its existing mining and processing operations, and evaluates potential avenues for vertical integration. The focus of these diversification efforts is both to establish a broader operating base, reducing the Company’s sole reliance on the Montana properties, and ultimately to build value for the Company’s shareholders.
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
     The Company holds minority investments in two small exploration companies that target PGMs and other precious metals. In the fourth quarter of 2010, the Company acquired the PGM assets of Marathon PGM Corporation, including both a large development property and various exploration holdings. Since then the Company also has acquired additional properties adjacent to the Marathon project in Ontario. The Company also has formed an exploration group aimed at evaluating opportunities related to the Marathon holdings and perhaps extending further afield, as well.
     The Company monitors various later-stage mineral development projects, as well as potential merger and acquisition candidates in an effort to diversify the Company’s financial and operating risk and perhaps add scale. While the Company’s primary focus is on properties with potential for PGM production – particularly in North America, the pool of opportunities meeting those criteria is limited, and ancillary opportunities outside of PGMs that have strategic benefits for the Company and are compatible with its existing mining expertise are not ruled out. Thus gold, silver, copper and nickel opportunities or combinations thereof continue to be studied. Management believes that the acquisition of Marathon PGM Corporation, which has both PGMs and copper as described previously, will provide an excellent entry into a development-stage project that will utilize the Company’s resources effectively and establish a strong presence in an attractive North American PGM district.
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009
     Revenues — The Company’s total revenues, including proceeds from the sale of by-products, totaled $555.9 million in 2010, an increase of 40.9% compared to revenues of $394.4 million in 2009. This substantial year-on-year increase in total revenues reflects much higher recycling sales volumes in 2010 as compared to 2009, as well as higher PGM prices realized in 2010.
     Revenues from mine production totaled $381.0 million in 2010 (including $28.0 million from by-products), up 24.2% compared to $306.9 million in 2009 (of which $23.6 million was from by-products). Palladium and platinum ounces sold from mine production were 489,400 in 2010, compared to 515,700 ounces in 2009 – slightly lower. The combined average realization on these palladium and platinum sales (including the effects of hedging and of floor and ceiling prices in the underlying agreements) was $721 per ounce in 2010 and $549 per ounce in 2009.
     Revenues from PGM recycling increased 106% during 2010, to $168.6 million from $81.8 million in 2009.

Recycling ounces sold during 2010 totaled 156,100 ounces, an increase of 53.0% compared to the 102,000 ounces sold in 2009. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) increased to $1,046 per ounce in 2010 from $779 per ounce in 2009, paralleling the increases in PGM prices generally. In addition to purchased recycling material, the Company toll processed 235,900 ounces of PGMs during 2010, up from 128,000 tolled ounces in 2009. Overall, recycling volumes processed during 2010 totaled 399,400 ounces of PGMs, up 59.1% from the 251,000 ounces processed in 2009, as stronger PGM prices in 2010 increased the volume of recycled catalytic converters available in the market.
     In addition to mine and recycled metal sales, the Company recognized other revenue of $6.2 million and $5.8 million for metal purchased in the open market and resold in 2010 and 2009, respectively.
     Costs of Metals Sold — Cost of metals sold, which excludes depletion, depreciation and amortization expense, was $393.7 million in 2010, compared to $290.8 million in 2009, a 35.4% increase. The largest share of this increase was attributable to recycling. Volumes of purchased recycling material were sharply higher in 2010, which along with higher PGM prices increased the total cost to purchase recycling material. Overall, recycling cost of metals sold increased to $157.3 million in 2010 from $75.9 million in 2009. The average acquisition cost of metal purchased in the Company’s recycling segment (including platinum, palladium and rhodium) increased to $1,015 per ounce in 2010 from $674 per ounce in 2009, reflecting higher PGM prices in 2010 in response to strengthened demand from the automotive and investment sectors.
     During 2010, the Company’s mining operations produced 485,100 ounces of PGMs, including 374,100 ounces of palladium and 111,000 ounces of platinum. This represented an 8.5% decrease from 2009, when the Company’s mining operations produced 529,900 ounces of PGMs, including 407,000 of palladium and 122,900 ounces of platinum. The Stillwater Mine produced 351,700 ounces of PGMs in 2010, compared with 393,800 ounces of PGMs in 2009, a 10.7% decrease. The East Boulder Mine produced 133,400 ounces of PGMs in 2010, down 2.0% compared with the 136,100 ounces of PGMs produced there in 2009.
     The cost of metals sold from mine production, totaled $230.0 million in 2010, compared to $209.1 million in the prior year, a 10.0% increase. The Company’s mining costs increased during 2010 partly as a result of the lower ore grade realized at the Stillwater Mine.
     The cost of metals sold for metal purchased in the open market for resale was $6.4 million in 2010, compared to $5.7 million in 2009.
     Depletion, depreciation and amortization – Depletion, depreciation and amortization expense was $71.6 million in 2010, compared to $70.4 million in 2009. The higher expense in 2010 was mostly the result of added capital placed into service in 2010.
     Marketing — The Company limited its market development efforts for palladium to some extent during 2010. The Company spent $2.4 million in support of marketing programs during 2010, up slightly from $2.0 million in 2009.
     General and administrative — Excluding marketing expenses discussed above, general and administrative costs were $33.0 million in 2010, compared to $25.1 million in 2009, a 31.5% increase, due to approximately $1.5 million in acquisition expenses, and approximately $5.0 million in contractual support of the Norilsk Nickel secondary offering and increased share-based compensation expense.
     Other corporate costs — In 2010, other corporate costs included a $0.6 million provision for uncollectable receivables and advances. In 2009, other corporate costs included a $1.1 million provision for uncollectable receivables and advances and $0.1 million for marking investments to market.
     Interest income and expense — Interest income increased to $2.1 million in 2010 from $1.8 million in 2009, reflecting higher interest rates and increased financing income on recycling balances in 2010. The Company’s balance of cash and related liquid assets earning interest increased to $208.4 million at December 31, 2010, from $201.2 million reported at December 31, 2009. Inventories and advances associated with recycling increased to $41.5 million at year-end 2010 from $28.6 million at the end of 2009. The Company’s outstanding long-term debt balance was $196.0 million at December 31, 2010, unchanged from $196.0 million at December 31, 2009. The Company paid off the final $0.1 million of principal on its education impact bonds in May 2009. Interest expense declined to $6.5 million in 2010, from $6.8 million in 2009.

     Other comprehensive income (loss), net of tax — The Company recorded a loss in other comprehensive income of $0.8 million in 2010 compared to a gain of $70,000 in 2009. The 2010 and 2009 activity in each case represented net unrealized gains or losses on investments.
YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008
     Revenues — The Company’s total revenues, including proceeds from the sale of by-products, totaled $394.4 million in 2009, a decrease of 53.9% compared to revenues of $855.7 million in 2008. This substantial year-on-year decline in total revenues reflects much lower recycling sales volumes in 2009 as compared to 2008, as well as lower PGM realizations in 2009.
     Revenues from mine production totaled $306.9 million in 2009 (including $23.6 million from by-products), compared to $360.4 million in 2008 (of which $36.8 million was from by-products). Palladium and platinum ounces sold from mine production were 515,700 in 2009, compared to 514,100 ounces in 2008 – essentially flat. The combined average realization on these palladium and platinum sales (including the effects of hedging and of floor and ceiling prices in the underlying agreements) was $549 per ounce in 2009 and $630 per ounce in 2008.
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
     In addition to mine and recycled metal sales, the Company recognized other revenue of $5.8 million and $20.0 million for metal purchased in the open market and resold in 2009 and 2008, respectively.
     Costs of Metals Sold — Cost of metals sold, which excludes depletion, depreciation and amortization expense, was $290.8 million in 2009, compared to $752.0 million in 2008, a 61.3% decrease. The largest share of this decrease was attributable to recycling. Volumes of purchased recycling material were sharply lower in 2009, which along with lower PGM prices reduced the total cost to purchase recycling material. Overall, recycling cost of metals sold declined to $75.9 million in 2009 from $448.4 million in 2008. The average acquisition cost of metal purchased in the Company’s recycling segment (including platinum, palladium and rhodium) decreased to $674 per ounce in 2009 from $1,534 per ounce in 2008, reflecting lower PGM prices in 2009 in response to weakened demand from the automotive sector.
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
     Depletion, depreciation and amortization — Depletion, depreciation and amortization expense was $70.4 million in 2009, compared to $83.0 million in 2008. To a large extent, the lower expense in 2009 was the result of a $67.3 million impairment adjustment to the carrying value of the East Boulder Mine taken at the end of 2008, resulting in lower amortization rates in 2009.
     Marketing — The Company reduced its market development efforts for palladium to some extent during 2009. The Company spent $2.0 million in support of marketing programs during 2009, down from $5.7 million in 2008.
     General and administrative — Excluding marketing expenses discussed above, general and administrative costs were $25.1 million in 2009, compared to $26.7 million in 2008, a 6.0% decrease, as increased share-based compensation expense partially offset other corporate cost reductions.
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
     Interest income and expense — Interest income decreased to $1.8 million in 2009 from $11.1 million in 2008, reflecting lower interest rates and much lower financing income on recycling balances in 2009. The Company’s balance of cash and related liquid assets earning interest increased to $201.2 million at December 31, 2009, from $180.8 million reported at December 31, 2008. Inventories and advances associated with recycling increased to $29.0 million at year-end 2009 from $22.1 million at the end of 2008. The Company’s outstanding long-term debt balance was $196.0 million at December 31, 2009, down from $211.0 million at December 31, 2008. The decrease in long-term debt was mostly attributable to a transaction which converted $15.0 million principal balance of the Company’s convertible debentures into approximately 1.84 million shares of common stock. The Company also paid off the final $0.1 million of principal on its education impact bonds in May 2009. Interest expense declined to $6.8 million in 2009, from $9.7 million in 2008; the Company replaced its outstanding credit facilities with a 1.875% convertible debenture offering in March 2008.
     Other comprehensive income (loss), net of tax — The Company recorded a gain in other comprehensive income of $70,000 in 2009 compared to a gain of $5.9 million in 2008. The 2009 gain represented unrealized gains on investments. The 2008 gain included $12.8 million of realized hedging losses reclassified to income, partially offset by $6.3 million representing the change in fair value of derivatives held, and $0.7 of unrealized losses on investments.
LIQUIDITY AND CAPITAL RESOURCES
     For 2010, net cash provided by operating activities was $123.9 million compared to $59.7 million and $114.2 million for 2009 and 2008, respectively. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines. Mining productivity rates and ore grades in turn can affect both PGM production and cash costs of production. Net cash flow from operations also includes changes in non-cash working capital, including changes to inventories and advances.
     At December 31, 2010, the Company’s available balance of cash and cash equivalents and highly liquid short-term investments (excluding restricted cash) was $208.4 million and it reported $196.0 million of debt outstanding. Available cash and cash equivalents at December 31, 2010, was $19.4 million. Corresponding balances at December 31, 2009, included $166.7 million of available cash and cash equivalents, $196.0 million of outstanding debt, and available cash plus liquid investments of $201.2 million. The Company exchanged $15 million face amount of its outstanding convertible debentures for about 1.84 million common shares during the fourth quarter of 2009. The remaining $166.5 million of convertible debentures outstanding will reach their date of first call in March 2013, and the Company believes most holders are likely to convert their debentures, should the share price be at or above the $23.51 conversion price, or redeem them at par at that time.
     The Company, at interest rate levels prevailing at December 31, 2010, will be required to fund approximately $5.5 million in total interest payments during 2011 related to its outstanding debt obligations. No principal payments against outstanding debt are scheduled to come due in 2011. With its current liquidity position, the Company has elected not to put in place a revolving credit agreement at this time. While the lack of a credit agreement may create some vulnerability, the Company believes that its liquidity on hand is adequate to cover its needs for the foreseeable future.
     During the fourth quarter of 2009, the Company filed a $450 million shelf registration statement. The registration became effective on December 8, 2009, and permits the Company to issue any of various public debt or equity instruments for financing purposes so long as the registration statement remains effective. The Company is generating significant cash flow at the current time and will also consider its financing needs as its plans develop and opportunities warrant. In this connection, the development of the Marathon property will require significant capital and the debentures may require cash payments, whether upon maturity or earlier redemption. Management believes that the shelf registration statement may facilitate access to additional liquidity in the future. However, there is no assurance that debt or equity capital would be available to the Company in the public markets in the event the Company determines to issue securities under the shelf registration.
     In December of 2009, Standard and Poor’s upgraded the Company’s debt rating from B- to B, citing improved market conditions and adequate liquidity. Both Moody’s Investors Service and Standard and Poor’s had downgraded the Company’s corporate credit rating by two notches during 2008 as economic conditions deteriorated. At issue had been the Company’s strong dependence on its automotive agreements, lack of geographic or product diversity, metal market price volatility, and difficult cost structure.
     The Company’s financial performance is affected by changes in PGM prices. Absent separate hedging arrangements, any change in the price of platinum or palladium generally would flow through almost dollar-for-dollar to cash flow from operations, subject only to certain costs – severance taxes and royalties on mine production – which adjust upward or downward with market prices. At the forecasted 2011 mine production level of 500,000 combined PGM ounces, a one-dollar change in the price of platinum would affect annual cash generated from mining operations by about $0.1 million, and a corresponding change in the price of palladium would affect annual cash generation from mining operations by about $0.4 million. The sensitivity of the recycling business to changes in platinum and palladium prices is more muted and varies according to the provisions in the various recycling agreements. In the Company’s recycling activities, upon purchasing recycled material for processing the Company simultaneously enters into a fixed forward contract that determines the future selling price of the contained PGMs, effectively locking in a sales margin.
     Changes in the cash costs of production generally flow through dollar-for-dollar into cash flow from operations. A reduction due to grade in total mine production of 10%, or about 50,000 ounces per year, would reduce cash flow from operations by an estimated $52 million per year at the price and cost levels prevailing at December 31, 2010.
     During the third quarter of 2010, the Company revised its cash management guidelines to extend the available investment maturities on a portion of its cash balances, broaden the suite of permissible investments, and adjust the percentage limits on certain classes of investments. As a result, during 2010 most of the Company’s cash holdings were transferred into short-term investments. All of these short-term investments remain highly liquid, but technically they no longer meet the strict definition of cash and cash equivalents. Net cash used in investing activities was $272.0 million, $54.7 million and $74.6 million in 2010, 2009 and 2008, respectively. The Company’s investing activities primarily represent capital expenditures and net sales and purchases of short term investments. Capital expenditures totaled $50.3 million, $39.5 million and $82.3 million in 2010, 2009 and 2008, respectively. The Company also expended $67.5 million in cash (along with newly issued common shares with a fair value of $73.4 million) in 2010 and $0.9 million in 2008 to acquire equity interests in exploration companies. No such acquisitions were made in 2009.
     All significant company-wide repair and maintenance costs in connection with planned major maintenance activities are expensed as incurred. The Company does not accrue in advance for major maintenance activities, but, when practicable, tries to disclose in advance in its public filings any planned major maintenance activities that may affect operations.
     Net cash provided by or used in financing activities equaled $0.8 million, $(0.1) million and $60.7 million in 2010, 2009 and 2008, respectively. Financing activities in 2008 included retiring the Company’s bank facility and replacing it with $181.5 million of convertible debentures.
Convertible Debentures
     On March 12, 2008, the Company issued and sold $181.5 million aggregate principal amount of senior convertible debentures due in 2028 (debentures). The debentures pay interest at 1.875% per annum, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2008. The debentures will mature on March 15, 2028, subject to earlier repurchase or conversion. Each $1,000 principal amount of debentures is initially convertible, at the option of the holders, into approximately 42.5351 shares of the Company’s common stock, at any time prior to the maturity date. The conversion rate is subject to certain adjustments, but will not be adjusted for accrued interest or any unpaid interest. The conversion rate initially represents a conversion price of $23.51 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15, 2013, March 15, 2018 and March 15, 2023, or upon the occurrence of certain events including a change in control. The Company may redeem the debentures for cash at any time on or after March 22, 2013.
     The debentures were sold to an “accredited investor” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial investor offered and resold the debentures to “qualified institutional buyers” under Rule 144A of the Securities Act. An affiliate of MMC Norilsk Nickel, with the approval of the Company’s independent directors, purchased $80 million of the debentures.
     In October 2009, the Company undertook the exchange of $15 million face amount of the convertible debentures in exchange for 1.84 million shares of the Company’s common stock. The debentures so acquired have been retired, leaving $166.5 million face value of the debentures outstanding at December 31, 2010.
CONTRACTUAL OBLIGATIONS
     The Company is obligated to make future payments under various debt agreements and regulatory obligations. The following table represents significant contractual cash obligations and other commercial commitments and regulatory commitments, including related interest payments, as of December 31, 2010:

(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Convertible debentures	$—	$—	$166,500	$—	$—	$—	$166,500
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	318	297	264	233	—	—	1,112
Asset retirement obligations	—	—	—	—	—	144,271	144,271
Payments of interest (1)	5,522	5,522	3,961	2,400	2,400	10,800	30,605
Other liabilities	10,963	4,425	—	—	—	—	15,388

Total	$16,803	$10,244	$170,725	$2,633	$2,400	$185,071	$387,876

(1)	Interest payments on the convertible debentures noted in the above table are calculated up to March 15, 2013, the date the holders of the debentures can exercise their put option.
     Interest payments noted in the table above assume no changes in interest rates. Amounts included in other liabilities that are anticipated to be paid in 2011 and 2012 include property taxes and severance taxes.
FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “desires,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. Such statements also include, but are not limited to, comments regarding the acquisition and plans for Marathon PGM Corporation; the global automotive market and the outlook for automobile production and sales; contract negotiations and the future ability to sell the Company’s products; expansion plans and realignment of operations; future costs, grade, production and recovery rates; permitting; labor matters; financing needs and the terms and availability of future credit facilities; capital expenditures; increases in processing capacity; cost reduction measures; safety performance; timing for engineering studies; environmental permitting and compliance; litigation exposures; and anticipated changes in global supply and demand and prices for PGM materials. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the section entitled “Business, Risk Factors and Properties – Risk Factors” above.
     The Company intends that the forward-looking statements contained herein be subject to the above-mentioned statutory safe harbors. Investors are cautioned not to rely on forward-looking statements. The Company disclaims any obligation to update forward-looking statements.

CRITICAL ACCOUNTING POLICIES
Mine Development Expenditures — Capitalization and Amortization
     Mining operations are inherently capital intensive, generally requiring substantial capital investment for the initial and concurrent development and infrastructure of the mine. Many of these expenditures are necessarily incurred well in advance of actual extraction of ore. Underground mining operations such as those conducted by the Company require driving adits and sinking shafts that provide access to the underground ore body and construction and development of infrastructure, including electrical and ventilation systems, rail and other forms of transportation, shop facilities, material handling areas and hoisting systems. Ore mining and removal operations require significant underground facilities used to conduct mining operations and to transport the ore out of the mine to processing facilities located above ground.
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
     The Company calculates amortization of capitalized mine development costs by the application of an amortization rate to current production. The amortization rate for each relevant geological area within a mine is based upon un-amortized capitalized mine development costs and the related ore reserves associated with that area. Capital development expenditures are added to the un-amortized capitalized mine development costs as the related development assets are placed into service. In the calculation of the amortization rate, changes in ore reserves are accounted for as a prospective change in estimate. Ore reserves and the further benefit of capitalized mine development costs are based on significant management assumptions. Any changes in these assumptions, such as a change in the mine plan or a change in estimated proven and probable ore reserves could have a material effect on the expected period of benefit resulting in a potentially significant change in the amortization rate and/or the valuations of related assets. The Company’s proven ore reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Additional capital expenditures will be required to access the Company’s estimated probable ore reserves. These anticipated capital expenditures are not included in the current calculation of depletion, depreciation and amortization.
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
     The calculation of the amortization rate, and therefore the annual amortization charge to operations, could be materially affected to the extent that actual production in the future is different from current forecasts of production based on proven and probable ore reserves. This would generally occur to the extent that there were significant changes in any of the factors or assumptions used in determining ore reserves. These factors could include: (1) an expansion of proven and probable ore reserves through development activities, (2) differences between estimated and actual costs of mining due to differences in ore grades or metal recovery rates, and (3) differences between actual commodity prices and commodity price assumptions used in the estimation of ore reserves.

Asset Impairment
     The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. The estimation of future cash flows takes into account estimates of recoverable ounces, PGM prices (long-term sales contract prices and historical pricing trends or third party projections of future prices rather than prices at a point in time as an indicator of longer-term future prices), production levels, and capital and reclamation expenditures, all based on life-of-mine plans and projections. If the assets are impaired, a determination of fair market value is performed, and if fair market value is lower than the carrying value of the assets, the assets are reduced to their fair market value.
Foreign Currency Transaction
     With the acquisition during 2010 of certain Canadian assets, the Company now regularly incurs certain capital and operating expenditures in Canadian dollars and within Canadian entities. The Company has determined that the functional currency for these Canadian activities will be the U.S. dollar and therefore reflects all assets, liabilities and expenditures in U.S. dollars for accounting purposes. The Company uses a monthly average exchange rate for converting minor Canadian dollar expenditures into U.S. dollars, and uses the actual exchange rate incurred in accounting for larger transactions. For balance sheet purposes, Canadian dollar monetary assets and liabilities are recorded based on the exchange rate at the end of the respective period. Any net accounting difference that results from exchange rate differences is recorded as a foreign exchange gain or loss for the respective period on the consolidated statement of operations.
Income Taxes
     With the acquisition during the fourth quarter of 2010 of certain Canadian assets, the Company now is subject to Canadian federal and provincial income taxes on its Canadian activities as well as to U.S. state and federal income taxes.
     Income taxes are determined using the asset and liability approach. This method gives consideration to the future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities based on currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes associated with the Company’s Canadian activities are recorded using the assumption that future earning and profits associated with these activities will not be repatriated into the U.S. but will be fully utilized in Canada.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2010 and 2009, for the portion of the Company’s net deferred tax assets for which it is “more likely than not” that they will not be realized.
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

     The Company reviewed its asset retirement assumptions at December 31, 2010 and 2009, and recorded a reduction at December 31, 2009, of $0.6 million and $0.8 million for the Stillwater Mine and the East Boulder Mine, respectively, due to an increase in the estimated mine lives of both mines. No corresponding adjustment was required at December 31, 2010. See Note 16 “Asset Retirement Obligation” to the Company’s 2010 audited consolidated financial statements for further information.
Derivative Instruments
     The Company from time to time enters into derivative financial instruments, including fixed forward sales, cashless put and call option collars and financially settled forward sales to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue. Derivatives are reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. The Company primarily uses derivatives to hedge metal prices and to manage interest rate risk. The Company also enters into financially settled forwards related to its recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses are recognized in net income in each period. See Note 6 “Derivative Instruments” to the Company’s 2010 audited consolidated financial statements for further information.
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
     The Company’s remaining long-term automotive supply agreement with Ford Motor Company expired on December 31, 2010. The floor prices in that agreement applied to 70% of the Company’s mined platinum ounces and 80% of the Company’s mined palladium ounces. Replacement supply agreements are not likely to include any comparable floor price protection, and consequently the Company’s mining revenues going forward will be more fully exposed to prevailing market prices. Without these pricing provisions, the risk increases that the Company may not be able to operate profitably during any future downturns in PGM prices.
     The Company customarily enters into fixed forward sales and from time to time in the past has entered into financially settled forward sales transactions that may or may not be accounted for as cash-flow hedges to mitigate the price risk in its PGM recycling and mine production activities. Under these fixed forward transactions, typically metals contained in the spent catalytic materials are sold forward at the time the materials are purchased and then are delivered against the fixed forward contracts when the finished ounces are recovered. The Company believes such transactions qualify for the exception to hedge accounting treatment provided for in the accounting literature and so has elected to account for these transactions as normal purchases and normal sales.
     Financially settled forward sales provide another mechanism to offset fluctuations in metal prices associated with future production, particularly in circumstances where the Company elects to retain control of the final disposition of the metal. In financially settled forward sales, the parties agree in advance to a net financial settlement in the future based on the difference between the market price of the metal on the settlement date and a forward price set at inception. Consequently, at the settlement date, the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. No metal changes hands between the parties in these financially settled transactions. The Company generally has accounted for financially settled forward transactions as cash flow hedges, as they are not eligible for treatment as normal purchases and normal sales. However, if the Company determines not to document them as cash flow hedges, these transactions are marked to market in each accounting period and the realized and unrealized gains or losses are recognized in net income in each period. As of December 31, 2010 and 2009, the Company was not party to any financially settled forward agreements.
     Periodically, the Company also has entered into financially settled forwards related to its recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses on such transactions therefore are recognized in net income in each period.
Interest Rate Risk
     At December 31, 2010, all of the Company’s outstanding long-term debt was subject to fixed rates of interest. Interest income on payments to the Company’s recycling suppliers is generally linked to short-term inter-bank rates.
     The Company’s convertible debentures and industrial revenue bonds do not contain financial covenants, other than change in control protection and, in the case of the convertible debentures, investor make-whole provisions. Consequently, the Company is not subject to conventional financial covenants at this time.
Foreign Currency Risk
     With the acquisition of certain Canadian assets during the fourth quarter of 2010, the Company has gained some modest exposure to fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar. While this exposure is currently limited to Canadian dollar cash deposits and expenses incurred for the services of a few Canadian employees and contractors along with some associated support costs, as the Company’s commitments there expand in the future, the exposure may become more material. The Company does not hedge this exposure at present, but may consider doing so in the future as the scale of its Canadian operations grows.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stillwater Mining Company and Subsidiaries:
We have audited the accompanying consolidated balance sheets of Stillwater Mining Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stillwater Mining Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stillwater Mining Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Billings, Montana
February 22, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Stillwater Mining Company and Subsidiaries:
We have audited Stillwater Mining Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stillwater Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Stillwater Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stillwater Mining Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 22, 2011, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Billings, Montana
February 22, 2011

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

Year ended December 31,	2010	2009	2008
REVENUES

Mine production	$381,044	$306,892	$360,364
PGM recycling	168,612	81,788	475,388
Other	6,222	5,752	19,980

Total revenues	555,878	394,432	855,732

COSTS AND EXPENSES
Costs of metals sold:
Mine production	229,986	209,140	283,793
PGM recycling	157,310	75,920	448,351
Other	6,379	5,741	19,892

Total costs of metals sold	393,675	290,801	752,036
Depletion, depreciation and amortization:
Mine production	71,121	70,239	82,792
PGM recycling	472	178	192

Total depletion, depreciation and amortization	71,593	70,417	82,984

Total costs of revenues	465,268	361,218	835,020
Marketing	2,415	1,987	5,705
General and administrative	33,016	25,080	26,712
Restructuring	—	—	5,420
Losses on trade receivables and inventory purchases	595	1,051	29,409
Impairments of long-term investments and property, plant and equipment	—	119	70,628
(Gain)/loss on disposal of property, plant and equipment	(128)	689	196

Total costs and expenses	501,166	390,144	973,090

OPERATING INCOME (LOSS)	54,712	4,288	(117,358)

OTHER INCOME (EXPENSE)
Other	(6)	79	144
Interest income	2,144	1,846	11,103
Interest expense	(6,536)	(6,801)	(9,718)
Foreign currency transaction gain	51	—	—
Induced conversion loss	—	(8,097)	—

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (PROVISION)	50,365	(8,685)	(115,829)

Income tax benefit (provision)	—	30	32

NET INCOME (LOSS)	50,365	(8,655)	(115,797)

Other comprehensive income (loss), net of tax	(762)	70	5,865

COMPREHENSIVE INCOME (LOSS)	$49,603	$(8,585)	$(109,932)

See accompanying notes to the consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Continued)

Year ended December 31,	2010	2009	2008
BASIC AND DILUTED INCOME (LOSS) PER SHARE

Net income (loss)	$50,365	$(8,655)	$(115,797)

Weighted average common shares outstanding
Basic	97,967	94,852	93,025
Diluted	99,209	94,852	93,025

Basic income (loss) per share
Net income (loss)	$0.51	$(0.09)	$(1.24)

Diluted income (loss) per share
Net income (loss)	$0.51	$(0.09)	$(1.24)

See accompanying notes to the consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

December 31,	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$19,363	$166,656
Investments, at fair market value	188,988	34,515
Inventories	101,806	88,967
Trade receivables	7,380	2,073
Deferred income taxes	17,890	18,130
Other current assets	13,940	8,680

Total current assets	349,367	319,021
Property, plant and equipment, net	509,787	358,866
Restricted cash	38,070	38,045
Other noncurrent assets	12,246	9,263

Total assets	$909,470	$725,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,405	$8,901
Accrued compensation and benefits	24,746	26,481
Property, production and franchise taxes payable	10,999	10,405
Other current liabilities	3,052	3,689

Total current liabilities	58,202	49,476
Long-term debt	196,010	195,977
Deferred income taxes	53,859	18,130
Accrued workers compensation	7,155	4,737
Asset retirement obligation	6,747	6,209
Other noncurrent liabilities	4,425	3,855

Total liabilities	$326,398	$278,384

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 101,881,816 and 96,732,185 shares issued and outstanding	1,019	967
Paid-in capital	761,475	674,869
Accumulated deficit	(178,570)	(228,935)
Accumulated other comprehensive loss	(852)	(90)

Total stockholders’ equity	583,072	446,811

Total liabilities and stockholders’ equity	$909,470	$725,195

See accompanying notes to the consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year ended December 31,	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$50,365	$(8,655)	$(115,797)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depletion, depreciation and amortization	71,593	70,417	82,984
Foreign currency transaction gain	(51)	—	—
Lower of cost or market inventory adjustment	—	6,626	8,907
Induced conversion loss	—	8,097	—
Restructuring costs	—	—	5,420
Impairments of long-term investments and property, plant and equipment	—	119	70,628
Losses on trade receivables and inventory purchases	595	1,051	29,409
(Gain)/loss on disposal of property, plant and equipment	(128)	689	196
Accretion of asset retirement obligation	538	606	885
Amortization of debt issuance costs	979	1,036	3,214
Share based compensation and other benefits	12,366	11,441	11,055

Changes in operating assets and liabilities:
Inventories	(12,474)	(22,793)	35,893
Trade receivables	(5,307)	296	6,365
Accrued compensation and benefits	(1,735)	2,379	(1,968)
Accounts payable	10,202	(5,761)	(3,560)
Property, production and franchise taxes payable	1,164	(937)	566
Workers compensation	2,418	(2,024)	(3,221)
Restricted cash	(25)	(2,450)	(9,540)
Other	(6,603)	(465)	(7,193)

NET CASH PROVIDED BY OPERATING ACTIVITIES	123,897	59,672	114,243

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(50,263)	(39,534)	(82,277)
Purchase of Marathon PGM assets	(63,649)	—	—
Purchase of long-term investment	(3,858)	—	(948)
Proceeds from disposal of property, plant and equipment	470	603	329
Purchases of investments	(243,693)	(47,551)	(41,095)
Proceeds from maturities of investments	88,959	31,759	49,424

NET CASH USED IN INVESTING ACTIVITIES	(272,034)	(54,723)	(74,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	—	(97)	(98,539)
Payments for debt issuance costs	—	—	(5,098)
Proceeds from issuance of convertible debentures	—	—	181,500
Issuance of common stock	844	9	2,990
Restricted cash	—	—	(20,170)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	844	(88)	60,683

CASH AND CASH EQUIVALENTS
Net increase (decrease)	(147,293)	4,861	100,359
Balance at beginning of period	166,656	161,795	61,436

BALANCE AT END OF PERIOD	$19,363	$166,656	$161,795

See accompanying notes to the consolidated financial statements.

STILLWATER MINING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
					Other	Total
	Common Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Deficit	Loss	Equity
BALANCE AT DECEMBER 31, 2007	92,405	$924	$626,625	$(104,483)	$(6,025)	$517,041

Net loss	—	—	—	(115,797)	—	(115,797)
Change in net unrealized gains on derivative
financial instruments	—	—	—	—	6,533	6,533
Change in fair market value of securities	—	—	—	—	(668)	(668)
Common stock issued under employee benefit plans	815	8	5,984	—	—	5,992
Stock option expense	—	—	380	—	—	380
Common stock issued under stock plans	237	3	2,987	—	—	2,990
Common stock issued under Directors’ deferral plan	8	2	59	—	—	61
Nonvested shares of common stock granted to officers and employees	201	—	—	—	—	—
Amortization of unearned nonvested stock	—	—	4,654	—	—	4,654
Forfeiture of nonvested stock	—	—	(32)	—	—	(32)

BALANCE AT DECEMBER 31, 2008	93,666	$937	$640,657	$(220,280)	$(160)	$421,154

Net loss	—	—	—	(8,655)	—	(8,655)
Change in fair market value of securities	—	—	—	—	70	70
Common stock issued under employee benefit plans	887	9	4,758	—	—	4,767
Stock option expense	—	—	238	—	—	238
Common stock issued under stock plans	2	—	9	—	—	9
Common stock issued under Directors’ deferral plan	7	—	32	—	—	32
Nonvested shares of common stock granted to officers and employees	327	3	—	—	—	3
Common stock issued for conversion of long-term debt	1,843	18	22,774	—	—	22,792
Amortization of unearned nonvested stock	—	—	6,463	—	—	6,463
Forfeiture of nonvested stock	—	—	(62)	—	—	(62)

BALANCE AT DECEMBER 31, 2009	96,732	$967	$674,869	$(228,935)	$(90)	$446,811

Net income	—	—	—	50,365	—	50,365
Change in fair market value of securities	—	—	—	—	(762)	(762)
Common stock issued under employee benefit plans	319	3	4,442	—	—	4,445
Stock option expense	—	—	160	—	—	160
Common stock issued under stock plans	90	1	843	—	—	844
Common stock issued under Directors’ deferral plan	3	—	75	—	—	75
Nonvested shares of common stock granted to officers and employees	856	9	—	—	—	9
Common stock issued for acquisition of Marathon PGM assets	3,882	39	73,409	—	—	73,448
Amortization of unearned nonvested stock	—	—	7,775	—	—	7,775
Forfeiture of nonvested stock	—	—	(98)	—	—	(98)

BALANCE AT DECEMBER 31, 2010	101,882	$1,019	$761,475	$(178,570)	$(852)	$583,072

See accompanying notes to the consolidated financial statements.

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
     The Company conducts mining operations at the Stillwater Mine near Nye, Montana, and at the East Boulder Mine near Big Timber, Montana. Ore extraction at both mines takes place within the J-M Reef. The Company operates concentrating plants at each mining operation to upgrade the mined production into a concentrate form. The Company operates a smelter and base metal refinery at Columbus, Montana which further upgrades the mined concentrate into a PGM-rich filter cake. The filter cake is shipped to third-party custom refiners for final refining before being sold to third parties.
     Besides processing mine concentrates, the Company also recycles spent catalyst material at the smelter and base metal refinery to recover the contained PGMs — palladium, platinum and rhodium. The Company currently has catalyst sourcing arrangements with various suppliers who ship spent catalysts to the Company for processing to recover the PGMs. The Company smelts and refines the spent catalysts within the same process stream as the mined production.
     The Company’s operations can be significantly affected by risks and uncertainties associated with the mining and recycling industry as well as those specifically related to its operations. One of the most significant risks and uncertainties the Company faces is price volatility of palladium and platinum.
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
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
     The accompanying consolidated financial statements include the accounts of Stillwater Mining Company and its wholly owned subsidiaries (collectively referred to as the “Company”). All intercompany transactions and balances have been eliminated in consolidation.
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

INVESTMENTS
     Investment securities at December 31, 2010 and 2009, consist of a mutual fund and federal agency notes and commercial paper with stated maturities less than two years. All securities are deemed by management to be available-for-sale and are reported at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction of the carrying amount of the security to fair value. The impairment is charged to earnings and a new cost basis for the security is established.
     The Company’s long-term investments were originally recorded at cost due to less than 20% equity ownership interest and no significant Company control over the investees. A decline in the market value of these long-term investments that is deemed to be other-than-temporary will result in a reduction of the carrying amount of the investment to fair value. The impairment is charged to earnings and a new cost basis for the investment is established.
INVENTORIES
     Metals inventories are carried at the lower of current realizable value or average cost taking into consideration the Company’s long-term sales contracts and average unit costs. Production costs include the cost of direct labor and materials, depletion, depreciation and amortization, and overhead costs relating to mining and processing activities. Materials and supplies inventories are valued at the lower of average cost or fair market value.
RECEIVABLES
     Trade receivables and other receivable balances recorded in other current assets are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. The Company determined that no allowance against its receivable balances at December 31, 2010 were necessary. The Company wrote off $0.6 million and $3.4 million of its trade receivable balance in 2009 and 2008, respectively, when it was determined that ultimate repayment was questionable.
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
     The Company calculates amortization of capitalized mine development costs in any vicinity by applying an amortization rate to the relevant current production. The amortization rates are each based upon a ratio of un-amortized capitalized mine development costs to the related ore reserves. Capital development expenditures are added to the un-amortized capitalized mine development costs and amortization rates updated as the related assets are placed into service. In the calculation of the amortization rate, changes in ore reserves are accounted for as a prospective change in estimate. Ore reserves and the further benefit of capitalized mine development costs are determined based on management assumptions. Any significant changes in these assumptions, such as a change in the mine plan or a change in estimated proven and probable ore reserves, could have a material effect on the expected period of benefit resulting in a potentially significant change in the amortization rate and/or the valuations of related assets. The Company’s proven ore reserves are generally expected to be extracted utilizing its existing mine development infrastructure. Additional capital expenditures will be required to access the Company’s estimated probable ore reserves. These anticipated capital expenditures are not included in the current calculation of depletion, depreciation and amortization.
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
LEASES
     The Company classifies a lease as either capital or operating. All capital leases are depreciated either over the shorter of the useful life of the asset or over the lease term.
ASSET IMPAIRMENT
     The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (historical prices or third-party projections of future prices, long-term sales contracts prices, price trends and related factors), production levels and capital and reclamation expenditures, all based on life-of-mine plans and projections. If the assets are impaired, a calculation of fair market value is performed, and if the fair market value is lower than the carrying value of the assets, the assets are reduced to their fair market value.
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
HEDGING PROGRAM
     From time to time, the Company enters into derivative financial instruments, including fixed forwards, cashless put and call option collars and financially settled forwards to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue and to manage interest rate risk. Derivatives are reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge, and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income (loss) in the period the offsetting hedged transaction occurs. If an instrument is settled early, any gains or losses are deferred and recognized as adjustments to the revenue recorded for the related hedged production when the transaction related to the original hedge instrument settles.
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
INCOME TAXES
     The Company determines income taxes using the asset and liability approach which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets and liabilities are recorded on a jurisdictional basis.

     In assessing the realizability of U.S. deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2010 and 2009, for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized.
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
EARNINGS (LOSS) PER COMMON SHARE
     Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised and the Company’s convertible debt was converted. No adjustments were made to reported net income (loss) in the computation of basic or diluted earnings (loss) per share as of December 31, 2010, 2009, or 2008. The Company currently has only one class of equity shares outstanding.
COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders’ equity that result from transactions and events other than those with stockholders. The Company’s only significant elements of other comprehensive income in 2010 and 2009 consisted of unrealized gains and losses related to available-for-sale marketable securities. In 2008, comprehensive income (loss) consisted of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities and available-for-sale marketable securities.
DEBT ISSUANCE COSTS
     Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt using the effective interest method.
USE OF ESTIMATES
     The preparation of the Company’s consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. The more significant areas requiring the use of management’s estimates relate to mineral reserves, reclamation and environmental obligations, valuation allowance for deferred tax assets, useful lives utilized for depletion, depreciation, amortization and accretion calculations, future cash flows from long-lived assets, fair value of long-lived assets, and fair value of derivatives. Actual results could differ from these estimates.
FOREIGN CURRENCY TRANSACTIONS
     The functional currency of the Company’s Canadian subsidiary is the U.S. dollar. Gains or losses resulting from transactions denominated in Canadian currency are included in net income in the consolidated statements of operations and comprehensive income (loss).
NOTE 3
ACQUISITION
     The Company acquired the PGM assets of Marathon PGM Corporation, a Canadian exploration company, on November 30, 2010 for $63.6 million in cash and 3.88 million Stillwater common shares with a fair value of $73.4 million. The principal property acquired is a PGM and copper deposit located near the town of Marathon, Ontario, Canada. The Marathon deposit is currently in the permitting stage and will not be in production for several years.

     The following table summarizes the final allocation of the total consideration paid to the assets acquired at the date of the acquisition:

(In thousands)
Total Consideration
Cash	$63,649
Company common stock	73,448
Liabilities assumed	361
Deferred income tax liability	35,969

Total consideration	$173,427
Allocation of Total Consideration to Assets Acquired
Current assets	$146
Property, plant and equipment Vehicles	39
Land and buildings	593
Mineral properties	172,649

Total assets	$173,427
NOTE 4
ASSET IMPAIRMENT
     The Company determined that there was no material event or change in circumstances requiring the Company to test its long-lived assets for impairment at December 31, 2010 and 2009. The Company recorded a $67.3 million charge against earnings at December 31, 2008, reducing the carrying value of the East Boulder Mine assets to $161.4 million.
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
NOTE 5
SALES
Mine Production
     The Company mines and processes ores containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to third party refineries for final processing from where they are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity (rhodium of 99.9%) in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product precious metals are normally sold at market prices to customers, brokers or outside refiners. By-products of copper and nickel are produced by the Company at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are included in revenues from mine production. During 2010, 2009 and 2008, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $28.0 million, $23.6 million and $36.8 million, respectively.
     Through the end of 2010, the Company was party to a sales agreement with Ford Motor Company (Ford) that in recent years committed 80% of the Company’s mined palladium and 70% of its mined platinum for delivery to Ford. This agreement expired at the end of 2010. The Ford supply agreement included certain price floors and caps designed to limit the parties’ exposure to fluctuations in PGM market prices. Except for ounces priced at the floor or cap, the contract provided that metal deliveries were to be priced at a small discount to the trailing month’s average London price for PGMs.
     Effective January 1, 2011, the Company has entered into a three-year supply agreement with General Motors

Corporation (GM) that provides for fixed quantities of palladium to be delivered to GM each month. The agreement does not include price floors or caps, but provides for pricing at a small discount to a trailing market price. The Company is continuing to negotiate potential supply arrangements with other large PGM consumers and in the meantime is selling its remaining mine production under month-to-month and spot sales agreements.
PGM Recycling
     The Company purchases spent catalyst materials from third parties and processes these materials in its facilities in Columbus, Montana to recover palladium, platinum and rhodium for sale. It also accepts material supplied from third parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company has entered into sourcing arrangements for catalyst material with several suppliers. Under these sourcing arrangements as currently structured, the Company in some cases may advance cash against a shipment of material shortly before actually receiving the physical shipment. These advances are included in Other current assets on the Company’s consolidated balance sheet until such time as the material has been physically received and title has transferred to the Company. The Company holds a security interest in materials procured by its largest supplier that have not been received by the Company. Once the material is physically received and title has transferred, the associated advance is reclassified from Other current assets into Inventories. Finance charges collected on advances and inventories prior to being earned are included in Other current liabilities on the Company’s consolidated balance sheet. Finance charges are reclassed from Other current liabilities to Interest income ratably from the time the advance was made until the outturn date of the inventory. The Company recorded write-downs of advances on these recycling inventory purchases of $0.6 million, $0.5 million and $26.0 million during 2010, 2009 and 2008, respectively.
     At the same time the Company purchases recycling material it typically enters into a fixed forward contract for future delivery of the PGMs contained in the recycled material at a price consistent with the purchase cost of the recycled material. The contract commits the Company to deliver finished metal on a specified date that normally corresponds to the expected out-turn date for the metal from the final refiner. The purpose of this arrangement is to eliminate the Company’s exposure to fluctuations in market prices during processing, while at the same time creating an obligation for the Company to deliver metal at a future point in time that could be subject to operational risks. If the Company were unable to complete the processing of the recycled material by the contractual delivery date, it could be required to purchase finished metal in the open market to cover its delivery commitments, and then would bear the cost (or benefit) of any change in the market price relative to the price stipulated in the delivery contract.
Other
     The Company makes other open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $6.2 million and $20.0 million on 13,000 ounces and 48,800 ounces of palladium that were purchased in the open market and re-sold for the year ended December 31, 2010 and 2008, respectively. The Company purchased in the open market 12,600 ounces of palladium and 2,900 ounces of platinum for the year ended December 31, 2009, recognizing revenue of $5.8 million.
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
Commodity Derivatives
     The Company customarily enters into fixed forward contracts and on occasion it also enters into financially settled forward contracts to offset the price risk in its PGM recycling activity. From time to time, it also enters into these types of contracts on portions of its mine production. Under these customary fixed forward transactions, the Company agrees to deliver a stated quantity of metal on a specific future date at a price stipulated in advance. The Company uses fixed forward transactions primarily to price in advance the metals acquired for processing in its recycling segment. Under the financially settled forward transactions, at each settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price and the Company pays the difference between the forward price and the market price if the market price is above the forward price. These financially settled forward contracts are settled in cash at maturity and do not require physical delivery of metal at settlement. The Company will typically use financially settled forward contracts with third parties to reduce its exposure to price risk on metal it is obligated to deliver under long-term sales agreements.
Mine Production
     At present, the Company has not entered into derivative instruments to hedge its mined production. In the second quarter of 2008, the Company settled the remaining financially settled forward agreements covering future anticipated platinum sales out of mine production. Realized losses on hedges of mined platinum in 2008 were $12.8 million and were recorded as an adjustment to mine production revenue.
PGM Recycling
     The Company customarily enters into fixed forward sales relating to PGM recycling of catalysts materials. The metals from PGM recycled materials are typically sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. All of these fixed forward sales contracts open at December 31, 2010, will settle at various periods through June 2011. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. As of December 31, 2010 and 2009, no such margin deposits were outstanding or due.
     Occasionally the Company also enters into financially settled forward contracts on recycled materials for which it hasn’t entered into a fixed forward sale. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal on a specific future date. No financially settled forward contracts were outstanding at December 31, 2010 and 2009. The Company generally has not designated these contracts as cash flow hedges, so they are marked to market at the end of each accounting period. The change in the fair value of the derivatives is reflected in the income statement. The corresponding net realized loss on these derivatives was $0.2 million in 2009 and 2008 and was recorded as a component of recycling revenue. There was no corresponding net realized gain or loss on these derivatives in 2010.
     The following is a summary of the Company’s commodity derivatives as of December 31, 2010:

PGM Recycling:
Fixed Forwards
	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price
First Quarter 2011	13,613	$1,697	24,250	$642	2,642	$2,255
Second Quarter 2011	2,432	$1,716	2,553	$745	1,274	$2,339
The Following is the Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss)
for the periods ended December 31,
Derivatives Designated as Cash Flow Hedges
Effective Portion
(In thousands)

Designated Derivative	Amount of Gain or (Loss) Recognized in			Location of Gain/(Loss) When	Amount of Gain or (Loss) Reclassified from
	AOCI			Reclassified	AOCI into Income
	2010	2009	2008		2010	2009	2008
Financially settled forward contracts	$—	$—	$(6,261)	Mine production revenue	$—	$—	$(12,794)

Ineffective portion of derivatives was not significant at December 31, 2010, 2009, or 2008.
The Following is the Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income
(Loss) for the periods ended December 31,

(In thousands) Derivatives Not Designated as Cash	Location of Gain/(Loss)
Flow Hedges	Recognized in Income	Amount of Gain or (Loss) Recognized in Income
		2010	2009	2008
Fixed forward contracts	Other revenue	$—	$5	$—

Fixed forward contracts	Other revenue	$—	$(2)	$—
Financially settled forward contracts	PGM recycling revenue	$—	$—	$150

Fixed forward contracts	PGM recycling revenue	$—	$243	$—

Fixed forward contracts	PGM recycling revenue	$—	$(47)	$—
NOTE 7
SHARE-BASED COMPENSATION
STOCK PLANS
     The Company sponsors stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. The Company has options outstanding under three separate plans: the 1994 Incentive Plan, the General Plan and the 2004 Equity Incentive Plan. The 1994 Incentive Plan and the General Plan have been terminated. While no additional options may be issued under the two terminated plans, options issued prior to plan termination remain outstanding. Authorized shares of common stock have been reserved for options that were issued prior to the expiration of the 1994 Incentive Plan and the General Plan. At inception of the three plans, approximately 7.8 million shares of common stock were authorized for issuance under the Plans, including approximately 5.2 million, 1.4 million and 1.2 million shares for the 2004 Equity Incentive Plan, the General Plan and the 1994 Incentive Plan, respectively. Options for approximately 1.5 million shares were available and reserved for grant under the 2004 Equity Incentive Plan as of December 31, 2010.
     Awards granted under the Plans may consist of incentive stock options (ISOs) or non-qualified stock options (NQSOs), stock appreciation rights (SARs), nonvested shares or other stock-based awards, with the exception that non-employee directors may not be granted SARs and only employees of the Company may be granted ISOs.
     The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise period, vesting period and all other terms of instruments issued under the Plans. Directors’ options vest over a six month period after date of grant. Employees’ options vest ratably over a three year period after date of grant. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. The Company received approximately $0.8 million, $9,200 and $3.0 million, in cash from the exercise of stock options in 2010, 2009 and 2008, respectively.

Nonvested Shares:
     Nonvested shares granted to non-management directors certain members of management and other employees as of December 31, 2010, 2009, and 2008, along with the related compensation expense are detailed in the following table:

		Nonvested	Market
		Shares	Value on	Compensation Expense
Grant Date	Vesting Date	Granted	Grant Date	2010		2009		2008
May 3, 2005	May 3, 2008	225,346	$1,654,040	$—		$—		$147,446
April 27, 2006	April 27, 2009	288,331	$4,731,512	—		421,524		1,264,571
February 22, 2007	February 22, 2010	426,514	$5,433,788	234,618	(1)	1,407,082	(3)	1,420,002	(4)
February 4, 2008	February 4, 2011	16,741	$225,000	81,589	(1)	75,313		68,098
March 6, 2008	March 6, 2011	287,592	$5,283,065	1,646,661	(1)	1,701,370	(3)	1,435,344	(4)
May 8, 2008	November 8, 2008	19,719	$280,010	—		—		280,010
December 9,2008	June 9, 2009	12,987	$40,000	—		33,333		6,667
January 26, 2009	July 26, 2009	9,852	$40,000	—		40,000		—
March 14, 2009	March 14, 2012	642,000	$1,964,520	807,708	(1)	523,138		—
April 16, 2009	March 14, 2012	328,819	$1,624,366	578,125	(1)	393,973	(3)	—
April 16, 2009	March 14, 2010	375,404	$1,854,496	369,223	(1)	1,430,977	(3)	—
May 7, 2009	November 7, 2009	55,656	$320,022	—		320,022	(2)	—
August 5, 2009	February 5, 2010	5,857	$40,000	7,827		32,173		—
September 21, 2009	March 21, 2010	5,070	$40,000	17,680		22,320		—
February 18, 2010	February 18, 2013	604,775	$7,106,106	3,003,183	(1)	—		—
April 13, 2010	February 12, 2011	17,118	$260,536	205,812	(1)	—		—
April 13, 2010	February 12, 2013	73,535	$1,119,203	324,898	(1)	—		—
May 4, 2010	November 4, 2010	27,384	$400,080	400,080		—		—

Total compensation expense of nonvested shares				$7,677,404		$6,401,225		$4,622,138

(1)	Compensation expense in 2010 was reduced by approximately $97,800 for forfeiture of approximately 16,000 nonvested shares granted in 2010, 2009, 2008 and 2007 to certain members of management and other employees who terminated employment in 2010. Additional compensation expense was recognized in 2010 of $1,492,300 due to immediate vesting of 277,400 nonvested shares granted in 2010, 2009 and 2008 to certain members of management and other employees who terminated employment in 2010.

(2)	A total of 13,914 nonvested shares granted on May 7, 2009, to two non-management directors immediately vested during 2009 upon their resignation from the Company’s Board of Directors. Additional compensation expense recognized in 2009 was $16,500.

(3)	Compensation expense in 2009 was reduced by approximately $62,500 for forfeiture of approximately 14,100 nonvested shares granted in 2009, 2008 and 2007 to certain members of management and other employees who terminated employment in 2009. Additional compensation expense was recognized in 2009 of $47,300 due to immediate vesting of 19,100 nonvested shares granted in 2009 and 2008 to certain members of management and other employees who terminated employment in 2009.

(4)	Compensation expense in 2008 was reduced by approximately $32,400 for forfeiture of approximately 7,600 nonvested shares granted in 2008 and 2007 to certain members of management and other employees who terminated employment in 2008.
Deferral Plans:
     The Stillwater Mining Company Non-Employee Directors’ Deferral Plan, allows non-employee directors to defer all or any portion of the compensation received as directors, in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). The plan provides for a Company matching contribution equal to 20% of the participant’s deferred stock amount. Each participant elects the form of the Company match (cash or Company common stock). Compensation expense that was deferred in common stock related to the Non-Employee Directors’ Deferral Plan was $37,350, $34,900 and $66,550 in 2010, 2009, and 2008, respectively. The Company match was made in Company common stock. In 2010, compensation expense that was deferred in cash related to the Non-Employee Directors’ Deferral Plan was $88,700.

     The Stillwater Mining Company Nonqualified Deferred Compensation Plan, allows officers of the Company to defer up to 60% of their salaries and up to 100% of cash compensation other than salary in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). For each Plan year, the Company matches the amount of compensation deferred during that year up to a maximum of 6% of the participant’s total compensation for the calendar year. Compensation expense deferred in cash was $226,400, $171,500 and $174,200 in 2010, 2009, and 2008, respectively.
Stock Options:
     The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant using a Black-Scholes option pricing model. Stock option grants to employees generally vest in annual installments over a three year period. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture. The compensation expense recorded in general and administrative expense related to the fair value of stock options in 2010, 2009 and 2008 was approximately $0.2 million, $0.2 million and $0.4 million, respectively.
     The fair value for options in 2010, 2009 and 2008 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,	2010	2009	2008
Weighted average expected lives (years)	3.6	3.6	3.8
Interest rate	1.3%	1.9%	2.6%
Volatility	67%	67%	58%
Dividend yield	—	—	—
     Stock option activity for the years ended December 31, 2010, 2009 and 2008, is summarized as follows (excluding the effect of nonvested shares):

			Weighted-Average
		Weighted Average	Grant-Date
	Shares	Exercise Price	Fair Value
Options outstanding at December 31, 2007	1,276,025	$20.16
Options exercisable at December 31, 2007	1,149,830	21.11
2008 Activity
Options granted	87,100	11.72	$5.35
Options exercised	(236,690)	12.75
Options canceled/forfeited	(96,775)	16.22

Options outstanding at December 31, 2008	1,029,660	$21.52
Options exercisable at December 31, 2008	905,266	22.90
2009 Activity
Options granted	6,984	7.26	$3.58
Options exercised	(1,699)	5.41
Options canceled/forfeited	(241,887)	23.36

Options outstanding at December 31, 2009	793,058	$20.87
Options exercisable at December 31, 2009	742,123	21.56
2010 Activity
Options granted	47,892	15.52	$7.52
Options exercised	(89,971)	9.38
Options canceled/forfeited	(139,440)	27.16

Options outstanding at December 31, 2010	611,539	$20.70
Options exercisable at December 31, 2010	546,324	21.49
     The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.6 million, $6,000 and $1.8 million, respectively. At December 31, 2010, the total intrinsic value was $2.4 million and

$1.9 million for stock options outstanding and exercisable, respectively.
The following table summarizes information for outstanding and exercisable options as of December 31, 2010:

		Options Outstanding		Options Exercisable
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price
$2.53 — $4.66	6,527	4.2	$3.17	4,834	$2.76
$4.67 — $9.33	44,309	4.9	$6.76	36,016	$6.69
$9.34 — $13.99	64,327	6.2	$11.96	40,675	$12.02
$14.00 — $18.65	88,442	3.9	$15.67	74,690	$15.56
$18.66 — $23.31	261,834	1.7	$19.33	244,009	$19.31
$23.32 — $27.98	10,875	0.6	$26.18	10,875	$26.18
$27.99 — $32.64	2,025	0.6	$28.68	2,025	$28.68
$32.65 — $37.30	91,200	0.2	$34.74	91,200	$34.74
$37.31 — $38.76	42,000	0.1	$38.35	42,000	$38.35

	611,539	2.4	$20.70	546,324	$21.49

     A summary of the status of the Company’s nonvested stock options as of December 31, 2010, and changes during the year then ended, is presented below:

		Weighted-Average
Nonvested Options	Options	Grant-Date Fair Value
Nonvested options at January 1, 2010	51,035	$4.96
Options granted	47,892	7.52
Options vested	(29,584)	5.19
Options forfeited	(4,128)	4.28

Nonvested options at December 31, 2010	65,215	$6.77

     Total compensation cost related to nonvested stock options not yet recognized is $181,400, $72,800 and $23,800 for 2011, 2012 and 2013, respectively.
Employee Benefit Plans:
     The Company has adopted two savings plans, which qualify under section 401(k) of the U.S. Internal Revenue Code, covering essentially all non-bargaining and bargaining employees. Employees may elect to contribute up to 60% of eligible compensation, subject to the Employee Retirement Income Security Act of 1974 (ERISA) limitations. The Company is required to make matching contributions equal to 100% of the employee’s contribution up to 6% of the employee’s compensation. Matching contributions are made with common stock of the Company. During 2010, 2009 and 2008, the Company issued approximately 0.3 million, 0.9 million and 0.8 million shares of common stock, respectively, with a market value on the respective grant dates of $4.4 million, $4.8 million and $6.0 million, respectively, to match employees’ contributions. The Company made no cash contributions to the plans in 2010, 2009 or 2008.

NOTE 8
INCOME TAXES
     The components of the Company’s deferred tax liabilities (assets) are comprised of the following temporary differences and carry forwards at December 31, 2010 and 2009:

December 31, (In thousands)	2010	2009
Mine development costs-US	$83,898	$80,369
Mine development costs-Canada	35,969	—
Inventory	—	16

Total deferred tax liabilities	119,867	80,385

Noncurrent liabilities	(10,984)	(9,262)
Property and equipment	(29,673)	(29,349)
Current liabilities	(17,217)	(18,145)
Long-term investments	(1,376)	(1,376)
Inventory	(548)	—
Recycling inventory adjustment	(125)	—
Net operating loss and other carryforwards	(120,236)	(135,271)

Total deferred tax assets	(180,159)	(193,403)
Valuation allowance	96,261	113,018

Net deferred tax assets	(83,898)	(80,385)

Net deferred tax liabilities	$35,969	$—

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company provided a valuation allowance in 2010 and 2009 to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of the net operating loss carry forwards (NOL’s) as management considers it more likely than not that the NOL’s will not be realized based upon projected future taxable income.
     Reconcilement of the federal income tax provision at the applicable statutory income tax rate to the effective rate is as follows:

Year ended December 31, (In thousands)	2010	2009	2008
Income (loss) before income taxes	$50,365	$(8,655)	$(115,797)

Income tax (benefit) or expense at statutory rate of 35%	$17,642	$(3,237)	$(40,941)
State income tax benefit, net of federal benefit	2,212	(406)	(5,132)
Change in valuation allowance	(16,757)	(1,931)	46,347
Other	(3,097)	5,544	(306)

Net income tax benefit	$—	$(30)	$(32)

     At December 31, 2010, the Company had approximately $324 million of regular tax net operating loss carry forwards expiring during 2010 through 2029. Usage of $193 million of these net operating losses is limited to approximately $9.5 million annually as a result of the change in control of the Company that occurred in connection with the Norilsk Nickel transaction in 2003. Usage of $131 million of these net operating losses is limited to approximately $79 million annually as a result of the exit of Norilsk Nickel in 2010.
     The Company recorded a tax benefit of $30,000 in 2009 related to a refundable minimum tax credit. No cash payments for income taxes related to state tax payments were made in 2010, 2009, or 2008.
     The Company had no unrecognized tax benefits at December 31, 2010 or 2009. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax provision in the Consolidated Statements of Operations and Comprehensive Income (Loss). There was no interest or penalties for the year ended December 31, 2010. The tax years subject to examination by the taxing authorities are the years ending December 31, 2009, 2008 and 2007.
NOTE 9
COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income (loss). As of December 31, 2010 and 2009, such items consisted of unrealized losses on available-for-sale marketable securities. In 2008, comprehensive income (loss) consisted of unrealized gains and losses on derivative financial instruments related to commodity price hedging activities and available-for-sale marketable securities.
The following summary sets forth the changes in Accumulated other comprehensive income (loss) during 2010, 2009 and 2008:

			Accumulated
	Available for		Other
	Sale	Commodity	Comprehensive
(In thousands)	Securities	Instruments	Loss
Balance at December 31, 2007	$508	$(6,533)	$(6,025)

Reclassification to earnings	6	12,794	12,800
Change in value	(674)	(6,261)	(6,935)

Comprehensive income (loss)	$(668)	$6,533	$5,865

Balance at December 31, 2008	$(160)	$—	$(160)

Reclassification to earnings	—	—	—
Change in value	70	—	70

Comprehensive income (loss)	$70	$—	$70

Balance at December 31, 2009	$(90)	$—	$(90)

Reclassification to earnings	—	—	—
Change in value	(762)	—	(762)

Comprehensive income (loss)	$(762)	$—	$(762)

Balance at December 31, 2010	$(852)	$—	$(852)

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
     The Company purchased the PGM assets of Marathon PGM Corporation, of which the majority represents mineral properties. The principal property acquired is a large PGM and copper deposit located near the town of Marathon, Ontario, Canada. The Marathon deposit is currently in the permitting stage and will not be in production for several years. Financial information available for this segment of the Company as of December 31, 2010, consists of total asset values and limited capital expenditures as the properties are developed.
     The All Other group primarily consists of assets, revenues, and expenses of various corporate and support functions.

     The Company evaluates performance and allocates resources based on income or loss before income taxes. The following financial information relates to the Company’s business segments:

(In thousands)	Mine	PGM	Marathon	All
Year ended December 31, 2010	Production	Recycling	Properties	Other	Total
Revenues	$381,044	$168,612	$—	$6,222	$555,878
Depletion, depreciation and amortization	$71,121	$472	$—	$—	$71,593
Interest income	$—	$1,240	$—	$904	$2,144
Interest expense	$—	$—	$—	$6,536	$6,536
Income (loss) before income tax benefit (provision)	$80,072	$11,475	$(40)	$(41,142)	$50,365
Capital expenditures	$44,703	$5,022	$46	$492	$50,263
Total assets	$384,377	$51,223	$182,080	$291,790	$909,470

(In thousands)	Mine	PGM	Marathon	All
Year ended December 31, 2009	Production	Recycling	Properties	Other	Total
Revenues	$306,892	$81,788	$—	$5,752	$394,432
Depletion, depreciation and amortization	$70,239	$178	$—	$—	$70,417
Interest income	$—	$786	$—	$1,060	$1,846
Interest expense	$—	$—	$—	$6,801	$6,801
Income (loss) before induced conversion loss	$26,873	$6,473	$—	$(33,934)	$(588)
Induced conversion loss	$—	$—	$—	$8,097	$8,097
Income (loss) before income tax benefit (provision)	$26,873	$6,473	$—	$(42,031)	$(8,685)
Capital expenditures	$38,520	$911	$—	$103	$39,534
Total assets	$408,146	$31,283	$—	$285,766	$725,195

(In thousands)	Mine	PGM	Marathon	All
Year ended December 31, 2008	Production	Recycling	Properties	Other	Total
Revenues	$360,364	$475,388	$—	$19,980	$855,732
Depletion, depreciation and amortization	$82,792	$192	$—	$—	$82,984
Interest income	$—	$6,979	$—	$4,124	$11,103
Interest expense	$—	$1	$—	$9,717	$9,718
Income (loss) before impairment charge	$(6,413)	$33,817	$—	$(43,196)	$(15,792)
Impairment charge	$67,254	$25,999	$—	$6,784	$100,037
Income (loss) before income tax benefit (provision)	$(73,667)	$7,818	$—	$(49,980)	$(115,829)
Capital expenditures	$81,657	$306	$—	$314	$82,277
Total assets	$448,312	$23,184	$—	$251,393	$722,889

NOTE 11
INVESTMENTS
     The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale investment securities by major security type and class of security at December 31, are as follows:

		Gross	Gross
		unrealized	unrealized	Fair
(In thousands)	Cost	gains	losses	market value
2010
Federal agency notes	$147,925	$—	$(316)	$147,609
Commercial paper	42,036	—	(657)	41,379
Mutual funds	971	121	—	1,092

Total	$190,932	$121	$(973)	$190,080

2009
Federal agency notes	$28,102	$—	$(54)	$28,048
Commercial paper	6,500	—	(33)	6,467
Mutual funds	752	—	(3)	749

Total	$35,354	$—	$(90)	$35,264

     The mutual funds included in the investment table above are included in Other noncurrent assets on the consolidated balance sheet.
NOTE 12
INVENTORIES
     For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. In order to reflect inventory costs in excess of market values, the Company, during 2009 and 2008, reduced the aggregate inventory carrying value of certain components of its in-process and finished goods inventories by $6.6 million and $8.9 million, respectively. No reduction to inventory value was necessary during 2010.
     The costs of PGM inventories as of any date are determined based on combined production costs per ounce and include all inventoriable production costs, including direct labor, direct materials, depreciation and amortization and other overhead costs relating to mining and processing activities incurred as of such date.
     Inventories reflected in the accompanying balance sheets at December 31, consisted of the following:

(In thousands)	2010	2009
Metals inventory
Raw ore	$943	$1,163
Concentrate and in-process	40,818	23,985
Finished goods	42,236	45,537

	83,997	70,685
Materials and supplies	17,809	18,282

Total inventory	$101,806	$88,967

     The Company also holds in its possession, materials it processes on a toll basis for customers until the tolled material is transported to a third party refiner.

NOTE 13
EARNINGS (LOSS) PER COMMON SHARE
     A total of 53,013 stock option weighted average shares of common stock were included in the computation of diluted earnings (loss) per share for 2010. Outstanding options to purchase 439,440 weighted shares of common stock were excluded from the computation of diluted earnings (loss) per share for 2010, because the market price at the end of the period was lower than the exercise price, and therefore the effect would have been antidilutive. Outstanding options to purchase 760,619 and 888,879 weighted average shares were excluded from the computation of diluted earnings (loss) per share in 2009 and 2008 respectively, because the Company reported losses in both years and so the effect would have been antidilutive and inclusion of these options would have reduced the net loss per share.
     The effect of outstanding nonvested shares was to increase diluted weighted average shares outstanding by 1,189,253 shares for 2010. There was no effect of outstanding nonvested shares on diluted weighted average shares outstanding in 2009 or 2008 because the Company reported net losses in both years and inclusion of any of these shares would have reduced the net loss per share amounts.
     All shares of common stock applicable to the outstanding convertible debentures were excluded from the computation of diluted weighted average shares in 2010, 2009 and 2008 because the net effect of assuming all the debentures were converted would have been antidilutive.
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
     After issuance of the debentures, the Company used a portion of the proceeds to repay its term loan facility and revolving credit facility. The term loan facility and the revolving credit facility were fully repaid and terminated in March 2008. Interest expense for 2008 included approximately $2.2 million for the write-off of unamortized fees associated with the termination of the credit facility. Amortization expense related to the issuance costs of the debentures was $0.9 million, $1.0 million and $0.8 million in 2010, 2009 and 2008, respectively, and the interest expense on the debentures was $3.1 million, $3.3 million and $2.7 million in 2010, 2009 and 2008, respectively. The Company made cash payments of $3.1 million, $3.4 million and $1.7 million for interest on the debentures during 2010, 2009 and 2008, respectively.
     In October 2009, the Company undertook the exchange of $15.0 million face amount of the convertible debentures for 1.84 million shares of the Company’s common stock. The debentures so acquired were retired, leaving $166.5 million face value of the debentures outstanding at December 31, 2009. Because the number of shares issued in the transaction exceeded the 42.5351 shares per $1,000 of face value specified in the bond indenture, the Company expensed the value of the additional shares as an “inducement loss.” Consequently, the Company recorded a loss on the exchange transaction of $8.1 million in 2009.
     The Indenture for the convertible debentures defines a “change of control” in part as a change in which “any ‘person’ or ‘group’ other than [Norilsk Nickel and its affiliates] is or becomes the direct or indirect beneficial owner of shares of Voting Stock representing 50% or more of the total voting power of all outstanding classes of the Company’s Voting Stock or has the power, directly or indirectly, to elect a majority of the members of the Board of Directors.” The exit of Norilsk Nickel as the Company’s majority shareholder in late 2010 was accomplished through a widely distributed secondary offering to the market that did not result in any single shareholder or affiliated group of shareholders controlling 50% or more of the Company’s shares or having the power to elect a majority of the Board. Consequently, the transaction did not constitute a change of control under the Indenture.
EXEMPT FACILITY REVENUE BONDS
     During 2000, the Company completed a $30 million offering of Exempt Facility Revenue Bonds, Series 2000, through the State of Montana Board of Investments. The bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Mine. The bonds mature on July 1, 2020, and have a stated interest rate of 8.00% with interest paid semi-annually. The bonds have an effective interest rate of 8.57%. Net proceeds from the offering were $28.7 million. The balance outstanding for both years ended December 31, 2010 and 2009 was $29.5 million, which is net of unamortized discount of $0.5 million. The Company made cash payments of $2.4 million for interest on the revenue bonds during 2010, 2009 and 2008.
NOTE 15
PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment at December 31, consisted of the following:

(In thousands)	2010	2009
Machinery and equipment	$55,722	$52,724
Buildings and structural components	139,533	132,007
Mine development	624,944	429,416
Land	8,091	7,069
Construction-in-progress:
Stillwater Mine	49,796	40,332
East Boulder Mine	7,096	6,776
Other	2,995	1,991

	888,177	670,315
Less accumulated depreciation and amortization	(378,390)	(311,449)

Total property, plant, and equipment	$509,787	$358,866

     The Company’s capital expenditures for the years ended December 31, were as follows:

(In thousands)	2010	2009	2008
Stillwater Mine	$34,093	$26,682	$46,513
East Boulder Mine	6,513	4,447	19,097
Other	9,657	8,405	16,667

Total capital expenditures	$50,263	$39,534	$82,277

NOTE 16
ASSET RETIREMENT OBLIGATION
     The following summary sets forth the annual changes to the Company’s asset retirement obligation in 2010, 2009 and 2008:

	Stillwater	East Boulder
(In thousands)	Mine	Mine	Total
Balance at December 31, 2007	$7,550	$2,956	$10,506

Liabilities incurred	—	—	—
Accretion expense	644	241	885
Revision of estimated cash flows	(2,301)	(2,062)	(4,363)

Balance at December 31, 2008	$5,893	$1,135	$7,028

Liabilities incurred	—	—	—
Accretion expense	507	99	606
Revision of estimated cash flows	(645)	(780)	(1,425)

Balance at December 31, 2009	$5,755	$454	$6,209

Liabilities incurred	—	—	—
Accretion expense	498	40	538
Revision of estimated cash flows	—	—	—

Balance at December 31, 2010	$6,253	$494	$6,747

     No adjustments were made to the asset retirement obligations in 2010. Revisions during 2009 and 2008 resulted from changes in estimated timing of abandonment. In 2009, the Company increased the estimated mine life of the Stillwater Mine from the year 2030 to 2032; and it increased the estimated mine life of the East Boulder Mine from the year 2055 to 2074. In 2008, the Company increased the estimated mine life of the Stillwater Mine five years; and it increased the estimated mine life of the East Boulder Mine by 15 years.
     At December 31, 2010, the Company had posted surety bonds with the State of Montana in the amount of $25.8 million, and had obtained a letter of credit of $7.5 million to satisfy the current $33.3 million of financial guarantee requirements determined by the regulatory agencies. The Company anticipates these financial guarantee requirements may increase once the state finalizes its environmental impact statement which was completed in 2008. However, the Company to date has not received a final environmental impact statement from the state.
NOTE 17
FAIR VALUE MEASUREMENTS
     Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. This hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of each financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1 such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

     Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009 consisted of the following:

(In thousands)	Fair Value Measurements
At December 31, 2010	Total	Level 1	Level 2	Level 3
Mutual funds	$1,092	$1,092	$—	$—
Investments	$188,988	$188,988	$—	$—

(In thousands)	Fair Value Measurements
At December 31, 2009	Total	Level 1	Level 2	Level 3
Mutual funds	$749	$749	$—	$—
Investments	$34,515	$34,515	$—	$—
     The fair value of mutual funds and investments is based on market prices which are readily available. Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive income (loss).
     Financial assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2010 and 2009 consisted of the following:

(In thousands)	Fair Value Measurements
At December 31, 2010	Total	Level 1	Level 2	Level 3
Convertible debentures	$193,973	$—	$193,973	$—
Exempt facility revenue bonds	$26,903	$—	$—	$26,903

(In thousands)	Fair Value Measurements
At December 31, 2009	Total	Level 1	Level 2	Level 3
Convertible debentures	$139,028	$—	$139,028	$—
Exempt facility revenue bonds	$25,619	$—	$—	$25,619
     The Company used implicit interest rates of comparable unsecured obligations to calculate the fair value of the Company’s $30 million 8% Series 2000 exempt facility industrial revenue bonds at December 31, 2010 and 2009. The Company used its current trading data to determine the fair value of the Company’s $166.5 million 1.875% convertible debentures at December 31, 2010 and 2009.
NOTE 18
RELATED PARTIES
     The Palladium Alliance International (PAI) promotes palladium in the worldwide jewelry market. Currently, the PAI receives a significant portion of its funding from the Company. In 2010, 2009 and 2008, the Company made contributions of $2.1 million, $1.7 million and $5.2 million, respectively, to PAI. These contributions are accounted for in marketing expense.
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
OPERATING LEASES
     The Company has operating leases for various mining equipment, office equipment and office space expiring at various dates through December 31, 2014. Total rental expense for cancelable and non-cancelable operating leases was $1.3 million, $1.5 million and $1.8 million in 2010, 2009 and 2008, respectively.
Future minimum lease payments for operating leases with terms in excess of one year are as follows:

Minimum Lease
Year ended (In thousands)	Payment
2011	$318
2012	297
2013	264
2014	233
Total	$1,112
SIGNIFICANT CUSTOMERS
     Total sales to significant customers as a percentage of total revenues for the years ended December 31 were as follows:

	2010	2009	2008
Customer A	49%	53%	30%
Customer B	17%	21%	25%
Customer C	*	*	13%
Customer D	*	*	11%
Customer E	12%	*	*
	78%	74%	79%

*	Represents less than 10% of total revenues
LABOR UNION CONTRACTS
     As of December 31, 2010, the Company had approximately 62% and 17% of its active labor force covered by collective bargaining agreements expiring on July 1, 2011 and July 1, 2012, respectively.
LEGAL PROCEEDINGS
     The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
REGULATIONS AND COMPLIANCE
     At December 31, 2010, the Company believes all underground operations are in compliance with Mine Safety and Health Administration (MSHA) limits on diesel particulate matter (DPM) exposure for underground miners through the use of blended bio-diesel fuels, post exhaust treatments, power train advances and high secondary ventilation standards. No assurance can be given that any lack of compliance will not impact the Company in the future.

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
GUARANTEES AND INDEMNITIES
     On December 13, 2010, MMC Norilsk Nickel, the Company’s largest shareholder, announced that it had completed a sale to the public of the entire 49.8 million shares of the Company’s common stock owned by its wholly owned subsidiary, Norimet Limited. However, prior to the closing of the sale transaction, Norimet Limited advised that it was unable to deliver the share certificates to the transfer agent. Notably, most of these share certificates include a prominent legend indicating that the shares are subject to a stockholders agreement, which contains restrictions on transfer. As is customary when securities are undeliverable, before proceeding, the transfer agent required indemnification for its exposure to any consequent legal damage claims prior to the issuance of replacement shares. In order to allow the transaction to close, the Company and certain Norilsk Nickel affiliates agreed to indemnify and hold harmless the transfer agent. Simultaneously, the Company became the beneficiary of an Indemnification Agreement executed by certain affiliates of Norilsk Nickel, whereby the entire net proceeds of the offerings received by Norilsk Nickel and its affiliates were deposited into a restricted account and cannot be released without the Company’s consent. The Company is not required to consent to the release of these funds until certain specified conditions are satisfied.
     If Norilsk is not able to obtain surety commitments for the unlocated certificates and certain other alternative requirements are not satisfied, Norilsk Nickel or its affiliates will be obligated to make certain payments to the Company.
     The maximum potential exposure to losses that the Company could suffer relating to the unlocated certificates cannot be estimated, but presumably such amount would correlate to the value of the shares represented by the unlocated certificates at some unknown date. The Company believes that the probability of it incurring an unrecoverable loss related to the unlocated certificates is remote, given that the entire net proceeds of the offerings remain in a restricted account and cannot be released without the Company’s consent, and the fair value of the exposure, is therefore believed to be immaterial.

NOTE 20
QUARTERLY DATA (UNAUDITED)
     Quarterly earnings data for the years ended December 31, 2010 and 2009 were as follows:

	2010 Quarter Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Revenue	$133,471	$134,861	$142,872	$144,674
Depletion, depreciation and amortization	$18,501	$16,628	$18,080	$18,384
Operating income (loss)	$14,818	$15,930	$6,428	$17,536
Net income (loss)	$13,359	$14,590	$5,883	$16,533
Comprehensive income (loss)	$13,165	$14,606	$5,683	$16,149
Basic earnings (loss) per share	$0.14	$0.15	$0.06	$0.17
Diluted earnings (loss) per share	$0.14	$0.15	$0.06	$0.16

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$85,818	$94,787	$112,004	$101,823
Depletion, depreciation and amortization	$17,165	$17,087	$18,549	$17,616
Operating income (loss)	$(10,609)	$5,815	$5,525	$3,557
Net income (loss)	$(11,680)	$4,562	$4,214	$(5,751)
Comprehensive income (loss)	$(11,714)	$4,643	$4,306	$(5,820)
Basic earnings (loss) per share	$(0.12)	$0.05	$0.04	$(0.06)
Diluted earnings (loss) per share	$(0.12)	$0.05	$0.04	$(0.06)
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
     In evaluating the registrant’s internal control over financial reporting, as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, for the quarter ended December 31, 2010, management determined that during the fourth quarter of 2009 there were no changes to the registrant’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.
(c)	Internal Control Over Financial Reporting.
     The Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010, and has concluded that, as December 31, 2010, the Company’s internal control over financial reporting was effective.
     The Company’s independent registered public accounting firm has issued an audit opinion on the effectiveness of the Company’s internal control over financial reporting. This report appears within Item 8 of this Annual Report on Form 10-K.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2010.
PART III
ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     With regard to directors and corporate governance, reference is made to the information set forth under the caption “Nominees for Election” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
     Set forth below is certain information concerning the individuals who were executive officers of the Company as of December 31, 2010.

Name	Age	Position
Francis R. McAllister	68	Chairman of the Board and Chief Executive Officer
John R. Stark	58	Executive Vice President, Chief Commercial Officer
Gregory A Wing	61	Vice President and Chief Financial Officer
Terrell I. Ackerman	57	Vice President, General Manager East Boulder Operations
Kevin Shiell	53	Vice President, General Manager Stillwater Mine Operations
     The following are brief biographies of the Company’s executive officers:
EXECUTIVE OFFICERS
     Francis R. McAllister (age 68) was appointed Chairman of the Board and Chief Executive Officer of the Company effective February 12, 2001. Mr. McAllister was appointed a Director of the Company on January 9, 2001. Prior to his appointment to the Board, Mr. McAllister served with ASARCO Incorporated from 1966 to 1999, most recently as Chairman and Chief Executive Officer in 1999, as Chief Operating Officer from 1998 to 1999, as Executive Vice President — Copper Operations from 1993 to 1998, as Chief Financial Officer from 1982 to 1993 and in various professional and management positions from 1966 to 1982. He currently serves on the Board of Directors of Cliffs Natural Resources Incorporated, an iron ore mining Company. Mr. McAllister received his MBA from New York University, his Bachelor of Science — Finance from the University of Utah, and attended the Advanced Management Program at Harvard Business School.
     John R. Stark (age 58) was appointed Vice President, Human Resources on September 21, 1999, and was subsequently appointed Secretary and Corporate Counsel on May 29, 2001 and July 17, 2001, respectively. In 2003, Mr. Stark assumed the duties and responsibilities of the Chief Commercial Officer (including oversight of the recycling segment). Mr. Stark has a varied background in corporate administration and human resources. He was previously with Molycorp, Inc. in 1996 as Manager of Sales and Administration; Western Mobile, Inc., an international construction material supplier, from 1992 to 1996; and with AMAX Inc. for 13 years until 1992. Mr. Stark received his Juris Doctor degree from the University of Denver School of Law and holds a Bachelor of Arts degree in economics from the University of Montana.

     Gregory A. Wing (age 61) became the Company’s Vice President and Chief Financial Officer effective March 22, 2004. Previously, Mr. Wing served as the Vice President and Chief Financial Officer of Black Beauty Coal Company from 1995 through 2003. Prior to joining Black Beauty, Mr. Wing was with The Pittsburg and Midway Coal Mining Company, a subsidiary of Chevron Corporation, as Manager of Financial Planning and Analysis. From 1986 to 1989, he was employed by Chevron Corporation as Senior Analyst in Corporation Planning, and from 1980 to 1986, he was with Arabian American Oil Company in Dhahran, Saudi Arabia. Mr. Wing received a Bachelor of Arts in Physics and an M.B.A in Accounting and Finance, both from the University of California at Berkeley.
     Terrell I. Ackerman (age 57) is currently Vice President, General Manager — East Boulder Mine Operations. Mr. Ackerman joined the Company in March 2000 as Director of Corporate Planning after 2 years as an independent consultant. During 1998 and 1999, Mr. Ackerman conducted feasibility studies, operational and mine planning reviews for various underground operations. Prior to this time, Mr. Ackerman was VP and General Manager of BHP Copper’s San Manuel Operation in Arizona. Mr. Ackerman held increasing roles of accountability for Magma Copper Company starting as an underground engineer in training in 1976. Mr. Ackerman received a Bachelor of Science degree in Mine Engineering from the University of Idaho College of Mines.
     Kevin G. Shiell (age 53) was elected Vice President of the Company on May 4, 2010. Mr. Shiell has over 32 years of underground mining experience. Mr. Shiell has served as General Manager of the Stillwater mine and operations since 2009. During 2006 to 2008 he was General Manager at the East Boulder Mine. Prior to joining Stillwater in 1999, Mr. Shiell was Mine Superintendent with Dynatec Corporation. Mr. Shiell was with Addwest Minerals as Mine Superintendent and Echo Bay Minerals as Manager of Operations. From 1979 to 1995, Mr. Shiell was with Hecla Mining Company where he held various positions including miner, supervisor, trainer, planner, as well as mine and safety foreman. And from 1978 to 1979, Mr. Shiell was with Day Mines and United Nuclear homestake operations. Mr. Shiell is a member of Northwest Mining Association.
     For information concerning the Company’s executive officers, reference is made to the information set forth under the caption “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
Audit Committee Financial Expert
     Federal regulations and New York Stock Exchange listing requirements require the board to determine if a member of its audit committee is an “audit committee financial expert.” According to these requirements, an audit committee member can be designated an audit committee financial expert only when the audit committee member satisfies five specified qualification requirements, such as experience (or “experience actively supervising” others engaged in) preparing, auditing, analyzing, or evaluating financial statements presenting a level of accounting complexity comparable to what is encountered in connection with the Company’s financial statements. The regulations further require such qualifications to have been acquired through specified means of experience or education. The Board has designated Michael S. Parrett as an Audit Committee financial expert. Mr. Parrett meets the independence standards for audit committee members under the NYSE Listed Company and SEC rules.
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
     Pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, the Company’s chief executive officer submitted a certification, dated June 1, 2010, that to his knowledge, as of such date, the Company was not in violation of any NYSE listing standards.
ITEM 11
EXECUTIVE COMPENSATION
     Reference is made to the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
     Reference is made to the information set forth under the caption “Security Ownership of Principal Stockholders and Management” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Reference is made to the information set forth under the caption “Certain Relationships and Related Transactions and Director Independence” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
ITEM 14
PRINCIPAL ACCOUNTING FEES AND SERVICES
     Reference is made to the information set forth under the caption “Principal Accounting Fees and Services” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
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

Number	Description
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

10.22
Amended and Restated Refining Agreement between Stillwater Mining Company and Chemicals Catalyst and Refining Division of Johnson Matthey Inc. dated October 1, 2010, (portions of the agreement have been omitted pursuant to a confidential treatment request), (filed herewith).

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

10.52
Palladium Sales Agreement between Stillwater Mining Company and General Motors LLC, dated January 1, 2011 (portions of the agreement have been omitted pursuant to a confidential treatment request), (filed herewith).

Number	Description
10.53	Amendment to Employment Agreement between Francis R. McAllister and Stillwater Mining Company dated November 3, 2010, (filed herewith).

10.54	Amendment to Employment Agreement between John R. Stark and Stillwater Mining Company dated November 3, 2010, (filed herewith).

10.55	Amendment to Employment Agreement between Gregory A. Wing and Stillwater Mining Company dated November 3, 2010, (filed herewith).

10.56	Amendment to Employment Agreement between Terrell A. Ackerman and Stillwater Mining Company dated November 3, 2010, (filed herewith).

18.1	Preferability letter from KPMG LLP dated March 30, 2005, (incorporated by reference to Exhibit 18.1 to the Form 10-K filed on March 31, 2005).

18.2	Preferability letter from KPMG LLP dated May 5, 2010, (incorporated by reference to Exhibit 18.1 to the form 10-Q filed on May 5, 2010).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc., (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, (filed herewith).

32.1	Section 1350 Certification, (filed herewith).

32.2	Section 1350 Certification, (filed herewith).

101
The following materials from the Annual Report on Form 10-K of Stillwater Mining Company for the year ended December 31, 2010, filed on February, 22, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) Statements of Operations and Comprehensive Income (Loss), (ii) Balance Sheets, (iii) Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) document and entity information, and (vi) related notes to these financial statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL document is unaudited and these are not the officially publicly filed financial statements of Stillwater Mining Company. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STILLWATER MINING COMPANY (“Registrant”)
Dated: February 22, 2011	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Francis R. McAllister	February 22, 2011
Francis R. McAllister
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Gregory A. Wing	February 22, 2011
Gregory A. Wing
Vice President and Chief Financial Officer
(Principal Accounting Officer)

/s/ Craig L. Fuller	February 22, 2011
Craig L. Fuller, Director

/s/ Patrick M. James	February 22, 2011
Patrick M. James, Director

/s/ Steven S. Lucas	February 22, 2011
Steven S. Lucas, Director

/s/ Sheryl K. Pressler	February 22, 2011
Sheryl K. Pressler, Director

/s/ Michael S. Parrett	February 22, 2011
Michael S. Parrett, Director

/s/ Michael Schiavone	February 22, 2011
Michael Schiavone, Director