Form 10-Q
period 2011-03-31
STILLWATER MINING CO /DE/
filed 2011-05-04
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
At April 25, 2011 the Company had outstanding 103,029,917 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED MARCH 31, 2011
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosure About Market Risk	36

Item 4. Controls and Procedures	37

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 5. Other Information	38

Item 6. Exhibits	39

SIGNATURES	40

CERTIFICATIONS	42
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS
Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues
Mine production	$121,980	$95,199
PGM recycling	48,081	33,650
Other	—	4,622

Total revenues	170,061	133,471

Costs and expenses
Costs of metals sold
Mine production	60,250	57,863
PGM recycling	45,154	30,995
Other	—	4,622

Total costs of metals sold	105,404	93,480

Depletion, depreciation and amortization
Mine production	15,801	18,457
PGM recycling	262	44

Total depletion, depreciation and amortization	16,063	18,501

Total costs of revenues	121,467	111,981
Marketing	853	468
General and administrative	6,362	6,421
Research and development	459	—
Gain on disposal of property, plant and equipment	(19)	(217)

Total costs and expenses	129,122	118,653
Operating income	40,939	14,818

Other income (expense)
Other	8	6
Interest income	782	401
Interest expense	(1,635)	(1,633)
Foreign currency transaction gain	182	—

Income before income tax provision	40,276	13,592
Income tax provision	(4,084)	(233)

Net income	$36,192	$13,359

Other comprehensive loss, net of tax	(190)	(194)

Comprehensive income	$36,002	$13,165

Weighted average common shares outstanding
Basic	102,334	97,041
Diluted	110,580	98,117
Basic earnings per share

Net income	$0.35	$0.14

Diluted earnings per share

Net income	$0.34	$0.14

See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$43,320	$19,363
Investments, at fair market value	175,531	188,988
Inventories	141,553	101,806
Trade receivables	7,854	7,380
Deferred income taxes	24,527	17,890
Other current assets	10,617	13,940

Total current assets	403,402	349,367

Property, plant and equipment, net of $393,877 and $378,390 of accumulated depletion, depreciation and amortization	523,718	509,787
Restricted cash	35,070	38,070
Other noncurrent assets	12,356	12,246

Total assets	$974,546	$909,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$22,599	$19,405
Accrued compensation and benefits	26,041	24,746
Property, production and franchise taxes payable	10,019	10,999
Other current liabilities	8,924	3,052

Total current liabilities	67,583	58,202

Long-term debt	196,019	196,010
Deferred income taxes	60,496	53,859
Accrued workers compensation	6,679	7,155
Asset retirement obligation	6,888	6,747
Other noncurrent liabilities	7,076	4,425

Total liabilities	344,741	326,398

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 103,009,568 and 101,881,816 shares issued and outstanding	1,030	1,019
Paid-in capital	772,195	761,475
Accumulated deficit	(142,378)	(178,570)
Accumulated other comprehensive loss	(1,042)	(852)

Total stockholders’ equity	629,805	583,072

Total liabilities and stockholders’ equity	$974,546	$909,470

See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income	$36,192	$13,359

Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	16,063	18,501
Gain on disposal of property, plant and equipment	(19)	(217)
Accretion of asset retirement obligation	141	130
Amortization of debt issuance costs	246	245
Stock based compensation and other benefits	3,100	2,966

Changes in operating assets and liabilities:
Inventories	(40,064)	(6,935)
Trade receivables	(474)	(5,057)
Accrued compensation and benefits	1,290	(659)
Accounts payable	3,194	3,644
Property, production and franchise taxes payable	1,671	1,265
Workers compensation	(476)	874
Restricted cash	3,000	(25)
Other	10,008	1,672

Net cash provided by operating activities	33,872	29,763

Cash flows from investing activities
Capital expenditures	(23,185)	(10,727)
Purchase of long-term investment	(616)	—
Proceeds from disposal of property, plant and equipment	21	265
Purchases of short-term investments	(65,295)	(44,046)
Proceeds from maturities of short-term investments	78,442	12,973

Net cash used in investing activities	(10,633)	(41,535)

Cash flows from financing activities
Issuance of common stock	718	251

Net cash provided by financing activities	718	251

Cash and cash equivalents
Net increase (decrease)	23,957	(11,521)
Balance at beginning of period	19,363	166,656

Balance at end of period	$43,320	$155,135

See accompanying notes to consolidated financial statements

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1
GENERAL
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of March 31, 2011, and the results of its operations and its cash flows for the three- month periods ended March 31, 2011 and 2010. The results of operations for the first three months of 2011 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements in this quarterly report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.
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
     The Company evaluates subsequent events through the date the consolidated financial statements are issued. No subsequent events were identified that required additional disclosure in the consolidated financial statements through the date of this filing.
NOTE 2
SALES
Mine Production
     The Company mines and processes ores containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to third party refineries for final processing from where they are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity (rhodium of 99.9%) in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product precious metals are normally sold at market prices to customers, brokers or outside refiners. By-products of copper and nickel are produced by the Company at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are included in revenues from mine production. During the first quarter of 2011 and 2010, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $7.5 million and $8.2 million, respectively.
     The Company entered into a three-year supply agreement with General Motors Corporation (GM) effective January 1, 2011 that provides for fixed quantities of palladium to be delivered to GM each month. The agreement provides for pricing at a small discount to a trailing market price. The Company also has entered into one-year palladium and platinum supply agreements with Ford Motor Company and BASF and a one-year platinum supply agreement with Tiffany & Co. The Company is continuing to negotiate potential supply arrangements with other large PGM consumers and in the meantime is selling its remaining mine production under month-to-month and spot sales agreements.
PGM Recycling
     The Company purchases spent catalyst materials from third parties and processes these materials in its facilities in Columbus, Montana to recover palladium, platinum and rhodium for sale. It also accepts material supplied from third parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company has entered into sourcing arrangements for catalyst material with several suppliers. Under these sourcing arrangements as currently structured, the Company advances cash against a shipment of material shortly before actually receiving the physical shipment. These advances are included in Other current assets on the Company’s consolidated balance sheet until such time as the material has been physically received and title has transferred to the Company. The Company holds a security interest in materials procured by its largest recycling supplier that have not been received by the Company. Once the material is physically received and title has transferred, the associated advance is reclassified from Other current assets into Inventories. Finance charges collected on advances and inventories prior to being earned are included in Other current liabilities on the Company’s consolidated balance sheet. Finance charges are reclassed from Other current liabilities to Interest income ratably from the time the advance was made until the out-turn date of the inventory.
     At the same time the Company purchases recycling material, it typically enters into a fixed forward contract for future delivery of the PGMs contained in the recycled material at a price consistent with the purchase cost of the recycled material. The contract commits the Company to deliver finished metal on a specified date that normally corresponds to the expected out-turn date for the metal from the final refiner. The purpose of this arrangement is to eliminate the Company’s exposure to fluctuations in market prices during processing, while at the same time creating an obligation for the Company to deliver metal at a future point in time that could be subject to operational risks. If the Company were unable to complete the processing of the recycled material by the contractual delivery date, it could either cover its delivery commitments with mine production or purchase finished metal in the open market. If open market purchases are used, the Company would bear the cost (or benefit) of any change in the market price relative to the price stipulated in the delivery contract.
Other
     The Company makes other open market purchases of PGMs from time to time for resale to third parties. The Company made no open market purchases in the three- month period ended March 31, 2011. The Company recognized revenue of $4.6 million for 10,000 ounces of PGMs that were purchased in the open market and resold for the three- month period ended March 31, 2010.
Total Sales
     Total sales to significant customers as a percentage of total revenues for the three- month periods ended March 31, 2011 and 2010, were as follows:

	Three Months Ended
	March 31,
	2011	2010
Customer A	24%	21%
Customer B	23%	54%
Customer C	17%	*
Customer D	12%	*

	76%	75%

*	Represents less than 10% of total revenues
NOTE 3
DERIVATIVE INSTRUMENTS
     The Company uses various derivative instruments to manage its exposure to changes in PGM market commodity prices. Some of these derivatives are designated as hedges. Because the Company hedges only with instruments that have a high correlation with the value of the underlying exposures, changes in the derivatives’ fair value are expected to be offset by changes in the value of the hedged transaction.
Commodity Derivatives
     The Company customarily enters into fixed forward contracts and on occasion it also enters into financially settled forward contracts to offset the price risk in its PGM recycling activity. From time to time, it also has entered into these types of contracts on portions of its mine production. Under these customary fixed forward transactions, the Company agrees to deliver a stated quantity of metal on a specific future date at a price stipulated in advance. The Company uses fixed forward transactions primarily to price in advance the metals acquired for processing in its recycling segment. Under the occasional financially settled forward transactions, at each settlement date the Company receives the net difference between the forward price and the market price if the market price is below the forward price and the Company pays the net difference between the forward price and the market price if the market price is above the forward price. These financially settled forward contracts are settled in cash at maturity and do not require physical delivery of metal at settlement. The Company typically has used financially settled forward contracts with third parties to reduce its exposure to price risk on metal it is obligated to deliver under long-term sales agreements.
Mine Production
     At present the Company has no outstanding derivative contracts pertaining to its mined production.
PGM Recycling
     The Company regularly enters into fixed forward sales relating to its recycling of PGM catalyst materials. The metals from PGM recycled materials are typically sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. All of these fixed forward sales contracts open at March 31, 2011, will settle at various periods through August 2011. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. As of March 31, 2011, no such margin deposits were outstanding or due.
     Occasionally, the Company also has entered into financially settled forward contracts on its recycled materials. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal on a specific future date. No financially settled forward contracts were entered into during the first quarter of 2011. The Company generally has not designated these contracts as cash flow hedges, so they are marked to market at the end of each accounting period. The change in the fair value of the derivatives is reflected in the consolidated statement of operations and comprehensive income.
     The following is a summary of the Company’s outstanding commodity derivatives as of March 31, 2011:

PGM Recycling:
Fixed Forwards
	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price
Second Quarter 2011	24,895	$1,788	26,642	$788	4,308	$2,396
Third Quarter 2011	1,623	$1,740	672	$740	1,105	$2,363
NOTE 4
SHARE-BASED COMPENSATION
Stock Plans
     The Company sponsors stock option plans (the “Plans”) that enabled the Company to grant stock options or nonvested shares to employees and non-employee directors. Effective March 1, 2011, the Company ceased offering stock options as incentive compensation to employees and non-employee directors and in the future expects to issue only cash awards or nonvested shares in lieu of stock options. The Company continues to have options issued previously that remain outstanding under three separate plans: the 1994 Incentive Plan, the General Plan and the 2004 Equity Incentive Plan. The 1994 Incentive Plan and the General Plan have been terminated and while no additional options may be issued under these two terminated plans, options issued prior to plan termination remain outstanding. Authorized shares of common stock have been reserved for options that were issued prior to the expiration of the 1994 Incentive Plan and the General Plan. At inception of the plans, approximately 7.8 million shares of common stock were authorized for issuance under the Plans, including approximately 5.2 million, 1.4 million and 1.2 million shares were authorized for the 2004 Equity Incentive Plan, the General Plan and the 1994 Incentive Plan, respectively. Approximately 1.1 million shares were available and reserved for grant under the 2004 Equity Incentive Plan as of March 31, 2011.
     The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise period, vesting period and all other terms of instruments issued under the Plans. Employees’ options and nonvested shares vest in equal annual installments over a three- year period after date of grant. Officers’ and directors’ options expire ten years after the date of grant. All other employee options expire five to ten years after the date of grant, depending upon the original grant date. The Company received $0.7 million and $0.3 million in cash from the exercise of stock options in the three- month periods ended March 31, 2011 and 2010, respectively.
     The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant using a Black-Scholes option pricing model. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture. The compensation expense, recorded in General and administrative in the Consolidated Statements of Operations and Comprehensive Income, related to the fair value of stock options during the three- month periods ended March 31, 2011 and 2010, was $70,000 and $38,000, respectively. Total compensation expense not yet recognized related to nonvested stock options is $164,000, $97,000 and $33,000 for the remaining nine months of 2011 and for years 2012 and 2013, respectively.
Nonvested Shares
     The following table summarizes the status of and changes in the Company’s nonvested shares during the first three months of 2011:

		Weighted-Average
		Grant-Date Fair
	Nonvested Shares	Value
Nonvested shares at January 1, 2011	1,563,886	$9.37
Granted	310,681	23.02
Vested	(412,211)	14.86
Forfeited	(714)	16.57

Nonvested shares at March 31, 2011	1,461,642	$10.72

     Compensation expense related to grants of nonvested shares was $1.5 million and $1.6 million in the three- month periods ended March 31, 2011 and 2010, respectively, and is included within General and administrative in the Consolidated Statements of Operations and Comprehensive Income.
     The following table presents the compensation expense (in millions) of the nonvested shares outstanding at March 31, 2011 to be recognized over the remaining vesting periods:

Second quarter 2011	$1.4
Third quarter 2011	1.4
Fourth quarter 2011	1.4
2012	4.8
2013	3.0

Total	$12.0

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
     At March 31, 2011, the Company has net operating loss carryforwards (NOLs), which expire at various times in years 2011 through 2030. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers, more likely than not, will not be realized. As of March 31, 2011, the Company has accrued $4.1 million for its estimated alternative minimum tax (“AMT”) obligations associated with earnings for the three- month period ended March 31, 2011. The Company has AMT net operating loss carry-forwards, and anticipates that up to approximately $80.5 million of 2011 AMT income will be subject to offset by available AMT NOLs. No income tax provision was recognized for the comparable period ended March 31, 2010. Changes in the Company’s net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.
     The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax provision in the Consolidated Statements of Operations and Comprehensive Income. There were no interest or penalties for the three- month periods ended March 31, 2011 and 2010. Tax years still open for examination by the taxing authorities are the years ending December 31, 2010, 2009, and 2008.
NOTE 6
COMPREHENSIVE LOSS
     Comprehensive loss consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income. As of March 31, 2011 and 2010, such items consisted of unrealized losses on available-for-sale marketable securities.
     The following summary sets forth the changes in Accumulated other comprehensive loss in stockholders’ equity for the first three months of 2011 and 2010:

(in thousands)	Accumulated Other
Three Months Ended March 31, 2011	Comprehensive Loss

Balance at December 31, 2010	$(852)

Change in value	(190)

Comprehensive loss	$(190)

Balance at March 31, 2011	$(1,042)

(in thousands)	Accumulated Other
Three Months Ended March 31, 2010	Comprehensive Loss

Balance at December 31, 2009	$(90)

Change in value	(194)

Comprehensive loss	$(194)

Balance at March 31, 2010	$(284)

NOTE 7
DEBT
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
     In October 2009, the Company undertook the exchange of $15.0 million face amount of the convertible debentures for 1.84 million shares of the Company’s common stock. The debentures so acquired were retired. There is $166.5 million face value of the debentures outstanding as of March 31, 2011.
     Amortization expense related to the issuance costs of the debentures was approximately $0.2 million and $0.3 million for the three- month periods ended March 31, 2011 and 2010, respectively, and the interest expense on the debentures was approximately $0.8 million in each of the three- month periods ended March 31, 2011 and 2010. The Company made cash payments of $1.6 million for interest on the debentures during each of the three- month periods ended March 31, 2011 and 2010.
     The Company also has outstanding a $30.0 million offering of 8.0% Exempt Facility Revenue Bonds, Series 2000, issued through the State of Montana Board of Investments and due July 1, 2020. The balance outstanding at March 31, 2011, was $29.5 million, which is net of unamortized discount of $0.5 million.
NOTE 8
SEGMENT INFORMATION
     The Company operates three reportable business segments: Mine Production, PGM Recycling and Canadian Properties. These segments are managed separately based on fundamental differences in their operations.
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
     The Canadian Properties segment consists of the Marathon PGM assets (the majority of which is mineral property) purchased in late 2010 and the Bermuda exploration mineral property purchased in February 2011. The principal Marathon property acquired is a large PGM and copper deposit located near the town of Marathon, Ontario, Canada. The Marathon deposit is currently in the permitting stage and will not be in production for several years. The Bermuda exploration mineral property is located adjacent to the Marathon property. Financial information available for this segment of the Company as of March 31, 2011, consists of total asset values, general and administrative costs, exploration costs and capital expenditures as the properties are developed.
     The All Other group primarily consists of assets, revenues, and expenses of various corporate and support functions.

The Company evaluates performance and allocates resources based on income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands)	Mine	PGM	Canadian	All
Three Months Ended March 31, 2011	Production	Recycling	Properties	Other	Total
Revenues	$121,980	$48,081	$—	$—	$170,061
Depreciation and amortization	$15,801	$262	$—	$—	$16,063
Interest income	$—	$375	$—	$407	$782
Interest expense	$—	$—	$—	$1,635	$1,635
Income (loss) before income taxes	$45,948	$2,890	$(274)	$(8,288)	$40,276
Capital expenditures	$15,255	$25	$7,840	$65	$23,185
Total assets	$397,711	$80,158	$190,245	$306,432	$974,546

(in thousands)	Mine	PGM	Canadian	All
Three Months Ended March 31, 2010	Production	Recycling	Properties	Other	Total
Revenues	$95,199	$33,650	$—	$4,622	$133,471
Depreciation and amortization	$18,457	$44	$—	$—	$18,501
Interest income	$—	$288	$—	$113	$401
Interest expense	$—	$—	$—	$1,633	$1,633
Income (loss) before income taxes	$19,096	$2,899	$—	$(8,403)	$13,592
Capital expenditures	$9,405	$1,259	$—	$63	$10,727
Total assets	$399,760	$39,896	$—	$308,771	$748,427
NOTE 9
INVENTORIES
     For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. No adjustments were made to the inventory value in the first quarter of 2011.
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
     Inventories reflected in the accompanying balance sheets consisted of the following:

	March 31,	December 31,
(in thousands)	2011	2010
Metals inventory
Raw ore	$2,952	$943
Concentrate and in-process	59,253	40,818
Finished goods	60,651	42,236

	122,856	83,997
Materials and supplies	18,697	17,809

Total inventory	$141,553	$101,806

NOTE 10
EARNINGS PER SHARE
     Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised or vested and the Company’s convertible debt was converted. Reported net income was adjusted for the interest expense (including amortization expense of deferred debt fees) and the related income tax effect for the convertible debentures for the three- month period ending March 31, 2011. No adjustment was made to reported net income in the computation of basic earnings per share or diluted earnings per share for the three- month period ended March 31, 2010. The Company currently has only one class of equity shares outstanding.
     A total of 114,946 and 45,491 stock option weighted shares of common stock were included in the computation of diluted earnings per share for the three- month periods ended March 31, 2011 and 2010, respectively. Outstanding options to purchase 60,067 and 520,848 of weighted shares of common stock were excluded from the computation of diluted earnings per share for the three- month periods ended March 31, 2011 and 2010, respectively, because the market price at the end of each period was lower than the exercise price, and therefore the effect would have been antidilutive.
     The effect of including outstanding nonvested shares was to increase diluted weighted average shares outstanding by 1,049,428 shares for the three- month period ended March 31, 2011. A total of 1,030,105 outstanding nonvested shares were included in the computation of diluted earnings per share for the three- month period ended March 31, 2010.
     All 7.1 million shares of common stock applicable to the outstanding convertible debentures were included in the computation of diluted weighted average shares in the three- month period ended March 31, 2011. All shares of common stock applicable to the outstanding convertible debentures were excluded from the computation of diluted weighted average shares in the three- month period ended March 31, 2010, because the net effect of assuming all the debentures were converted would have been antidilutive.
     A reconciliation showing the computation of basic and diluted shares and the related impact on income for the three- month period ended March 31, 2011, is shown in the following table:

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2011
		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Income	$36,192

Basic EPS
Income available to
common stockholders	36,192	102,334	$0.35

Effect of Dilutive Securities
Stock options	—	115
Nonvested shares	—	1,049
1.875% Convertible debentures	994	7,082

Diluted EPS
Income available to common
stockholders + assumed conversions	$37,186	110,580	$0.34

NOTE 11
REGULATIONS AND COMPLIANCE
     At March 31, 2011, the Company believes all underground operations are in compliance with Mine Safety and Health Administration (MSHA) limits on diesel particulate matter (DPM) exposure for underground miners through the use of blended bio-diesel fuels, post exhaust treatments, power train advances and high secondary ventilation standards. No assurance can be given that any lack of compliance will not impact the Company in the future.
     Nitrogen concentrates in groundwater have been elevated above background levels at both the Stillwater Mine and the East Boulder Mine as a result of operational activities and discharges currently authorized under permit. Noncompliance with standards has occurred in some instances and is being addressed by the Company through action plans approved by the appropriate federal and state regulatory agencies. Additionally, an Administrative Order on Consent (AOC) has been approved in response to exceedances at the East Boulder Mine which modifies enforcement limits and provides for Agency approval of remedial actions under the compliance plan. In view of its efforts to comply and progress to date in implementing remedial and advanced treatment technologies, the Company does not believe that failure to be in strict compliance will have a material adverse effect on the Company’s financial position, results of operations, cash flows or its ability to operate permitted facilities.
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
     Financial assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, consisted of the following:

(in thousands)	Fair Value Measurements
At March 31, 2011	Total	Level 1	Level 2	Level 3
Mutual funds	$1,196	$1,196	$—	$—
Investments	$175,531	$175,531	$—	$—

(in thousands)	Fair Value Measurements
At December 31, 2010	Total	Level 1	Level 2	Level 3
Mutual funds	$1,092	$1,092	$—	$—
Investments	$188,988	$188,988	$—	$—
     The fair value of mutual funds and investments is based on market prices which are readily available. Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive income (loss).
     Financial assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2011, and December 31, 2010, consisted of the following:

(in thousands)	Fair Value Measurements
At March 31, 2011	Total	Level 1	Level 2	Level 3
Convertible debentures	$196,054	$—	$196,054	$—
Exempt facility revenue bonds	$28,177	$—	$—	$28,177

(in thousands)	Fair Value Measurements
At December 31, 2010	Total	Level 1	Level 2	Level 3
Convertible debentures	$193,973	$—	$193,973	$—
Exempt facility revenue bonds	$26,903	$—	$—	$26,903
     The Company used implicit interest rates of comparable unsecured obligations to calculate the fair value of the Company’s $30 million 8% Series 2000 exempt facility industrial revenue bonds at March 31, 2011, and December 31, 2010. The Company used its current trading data to determine the fair value of the Company’s $166.5 million 1.875% convertible debentures at March 31, 2011, and December 31, 2010.
ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The commentary that follows should be read in conjunction with the consolidated financial statements included in this quarterly report and with the information provided in the Company’s 2010 Annual Report on Form 10-K.
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
     For the first quarter of 2011, the Company reported net income of $36.2 million, or $0.34 per fully diluted share, an increase from the $13.4 million, or $0.14 per share, reported in the first quarter 2010. The Company experienced significantly stronger realized prices in the 2011 first quarter compared to the same period last year. The firmer prices more than offset lower sales volumes in this year’s first quarter, as mined palladium and platinum sold declined to 115,100 ounces from 135,100 ounces in the first quarter of 2010. The lower sales were the result of the timing of metal outturns. The average realized price on sales of mined palladium and platinum was $994 per ounce in the first quarter of 2011, compared to $644 per ounce realized in the first quarter of 2010 and the $844 per ounce realized in the fourth quarter of 2010. The Company’s combined average realized price for each metal differs from equivalent average market prices as the result of various contractual provisions, including small contractual discounts and selling prices based on monthly averages which generally lag the market price by one month. In addition, the Company’s average realized price for mined metals differs from recycled metals due to contractual provisions and timing differences.
     Mine production of palladium and platinum totaled 131,200 ounces in the 2011 first quarter, a 1.7% improvement over the 129,000 ounces produced in the first quarter of 2010 and an 8.3% increase from the 121,100 total ounces produced during the fourth quarter of 2010. The increased production in the first quarter was primarily due to improved overall ore production in both mines and higher average ore grades in the Stillwater Mine.

     Revenues from PGM recycling for the first quarter 2011 were $48.1 million, an increase of 42.7% over the $33.7 million reported for the first quarter of 2010. The increase in PGM recycling revenues is a result of higher prices realized for PGM sales, up 24.8%, and greater ounces sold in the first quarter of 2011. Recycled PGM ounces sold (which include palladium, platinum and rhodium) increased by 19.4% to 42,800 ounces in the 2011 first quarter, from 36,000 ounces for the first quarter of 2010. In addition, during the first quarter of 2011, the Company processed and returned 59,900 ounces of material tolled for third parties, compared to 56,100 ounces tolled and returned in the first quarter of 2010. The Company’s combined average realization on recycling sales was $1,122 per ounce in the first quarter of 2011, up from $899 per ounces realized in the first quarter of last year. Total recycled ounces processed, including materials processed on a toll basis, decreased slightly to 115,600 ounces in the first quarter of 2011 from 119,300 ounces in the first quarter of 2010.
     Total consolidated cash costs per ounce of mined palladium and platinum produced, a non-GAAP measure of extraction efficiency, in the first quarter of 2011 rose by 20.1% and 1.2% to $437 per ounce, compared to $364 per ounce in the first quarter of 2010 and $432 per ounce in the fourth quarter of 2010, respectively. Compared to the first quarter of 2010, virtually all categories of operating costs saw increases year-on-year, but the strongest cost growth centered in royalties and taxes, which increase with revenues, and in the maintenance area, reflecting both higher component prices and increased attention to our mining equipment.
     The Company’s total available liquidity, expressed as cash plus short-term investments, strengthened during the quarter and at March 31, 2011, was $218.9 million, up from $208.4 million at December 31, 2010. Net working capital (including cash and investments) also increased over the quarter to $335.8 million at March 31, 2011 from $291.2 million at year end 2010. During the first quarter 2011, working capital uses increased $32.2 million as the recycling business grew.
     Of the Company’s almost 1,400 employees, approximately 835 employees are located at the Stillwater Mine and approximately 131 employees at the Columbus processing facilities are covered by a collective bargaining agreement with the USW Local 11-0001, which expires July 1, 2011. About 225 employees at the East Boulder Mine are covered by a separate collective bargaining agreement which is scheduled to expire on July 1, 2012. The Company is engaged in discussions with union leaders to address issues in the agreements. There is no assurance that the Company can achieve a timely or satisfactory renewal of either of these agreements as they expire. Strikes and work stoppages have occurred in the past in connection with the expiration of such agreements. A strike or other work stoppage by the Company’s represented employees would likely result in a significant disruption of the Company’s operations and could lead to higher ongoing labor costs, either of which could adversely affect the Company’s targeted production and costs for 2011.
Mining Operations
     As previously disclosed, the Company’s operating objectives for the full year of 2011 include targeted mine production of 500,000 combined ounces of palladium and platinum at a total consolidated cash cost per ounce of about $430, and capital expenditures of about $120.0 million. Based on historical performance, management believes current mining operations function most efficiently with targeted mine production in the range of 500,000 palladium and platinum ounces per year. Total mine production of PGMs during the first quarter of 2011 was 131,200 ounces. The first quarter production results suggest mine output is ahead of the targeted production of 500,000 PGM ounces. However, some of the output in the first quarter — particularly at the Stillwater Mine — may not be as sustainable in the second or third quarter, so the Company is maintaining its production guidance of 500,000 ounces for 2011 at this time.
     Total cash costs per mined ounce (a non-GAAP measure) averaged $437 per ounce in the first quarter of 2011 compared to total cash costs of $432 per ounce in the fourth quarter of 2010. The Company’s full-year 2011 guidance for total cash cost per ounce is about $430, up from the $397 averaged in 2010. The increase in 2011 reflects a rising cost trend during 2010 — fourth quarter 2010 total cash costs were $432 per ounce — plus an expectation of continuing general inflation for wages and materials, staffing growth, and the effect of higher average sales realizations on royalties and taxes during 2011, all partially offset by the slightly higher mine production expected in 2011. The $437 per ounce reported for the 2011 first quarter is a little higher than guidance, in part because of higher royalties and taxes than planned with PGM prices stronger than originally projected and also the result of timing differences in by-product and recycling credits. At this point, the Company is maintaining its total cash cost guidance of $430 per mined ounce for the full year 2011.
     Capital spending is planned to increase from $50.3 million in 2010 to about $120.0 million in 2011. Capital expenditures during the first quarter of 2011 totaled $23.2 million, and are expected to increase steadily as the year progresses. The higher 2011 spending target is primarily attributable to equipment replacement and expanded development efforts in the Montana mines, plus approximately $10.0 million of spending for the Marathon project, $10.0 million for new resource developments within the J-M Reef, and $8.0 million for a new slag cleaning circuit in the Columbus processing facilities.
     During the fourth quarter of 2010, the company announced two new resource development projects along the Stillwater Complex in Montana: the Blitz project, immediately to the east of the Company’s Stillwater Mine, and the Graham Creek project, immediately to the west of the Company’s East Boulder Mine. Depending on the ultimate quality of the resource in these areas, these projects have the potential to extend the life of the existing mines and may allow the Company to increase annual mine production. In addition, these projects provide the opportunity to expand the Company’s understanding of undeveloped areas along the J-M Reef. The Company continues to make progress in the assessment phase of these development projects.
     The Blitz project anticipates developing two 20,000-foot parallel drifts east from the existing infrastructure of the Stillwater Mine. We have implemented changes to our approach on the Blitz project, increasing its cost and broadening its scope. These changes will shorten project development time from 5 years to an estimated 3.5 years while at the same time accelerating the required development and providing the necessary infrastructure to begin production. Although the Blitz project will share some facilities with the Stillwater Mine, it will be operated independently of the Stillwater operation. The cost is now authorized to be $180.0 million over about six years, compared with the previous spending projection of $68.0 million. This provides an avenue for future extension or expansion of Stillwater production. Although this increase in total cost for the Blitz project is substantial, the effect on 2011 capital expenditures will be negligible, and we are not revising our earlier guidance of $120.0 million for 2011 capital spending at this time.
     The Graham Creek project will utilize an existing tunnel boring machine at the East Boulder Mine to extend the existing drift about 8,200 feet to the west from the current western extremity of the mine. The project, with its more limited scope, is expected to take about five years to complete at a cost of approximately $8.0 million. The plan would require installing a new ventilation raise at the end of the drift and constructing additional infrastructure once the development phase is completed.
     First quarter 2011 palladium and platinum production at the Stillwater Mine totaled 98,600 ounces, an improvement of 2.4% over the 96,300 ounces in the first quarter of 2010 and an increase of 13.9% over the 86,600 ounces produced in the fourth quarter of 2010. The increased production in the first quarter was driven by a combination of more tons mined, improved ore grades in the lower off shaft and resuming production from the east side of the mine that was idled in 2008.
     Stillwater Mine’s total cash costs of $430 per ounce for the first quarter of 2011 were higher than the $339 per ounce for the first quarter of 2010. Staffing levels at the Stillwater Mine were increased by about 12.5% between the first quarter of 2010 and the first quarter of 2011, and total costs have increased significantly and proportionately. Taxes and royalties also have increased substantially, reflecting higher PGM values. Cash costs per ore ton mined at the Stillwater Mine were $201 for the first quarter, higher than the $167 per ton reported for the first quarter of 2010 but essentially on plan, in part reflecting the higher costs of mining on the east side. Capital expenditures at the Stillwater Mine were $10.3 million for the first quarter of 2011, less than planned and somewhat more than the $7.7 million spent during the first quarter of 2010. Primary and secondary development for first quarter 2011 at the Stillwater Mine were about 32% behind plan with primary development advancing about 5,400 feet, and secondary development advancing about 4,500 feet. Diamond drilling footages for the first quarter at the Stillwater Mine total about 76,300 feet, about 10% less than planned. For the most part, the shortfall in development and drilling footages is the result of resources being allocated to mining. The mine would expect to make up most of these development shortfalls by year end.
     Mining production at the East Boulder Mine was on plan for the first quarter of 2011, with combined palladium and platinum production of 32,600 ounces. Total cash costs of $459 per mined ounce were also on plan for the quarter. During the first quarter of 2010 the East Boulder Mine produced 32,700 ounces of palladium and platinum at a total cash cost of $439 per ounce. Again, the increased cash costs were directionally in line with a manpower increase of 9.8%, plus the effect on royalty and tax expense of higher PGM prices. Capital expenditures at the mine were $4.5 million in the first quarter of 2011 compared to $1.7 million in the first quarter of 2010. Actual primary development at the East Boulder Mine advanced about 4,400 feet during the 2011 first quarter, and secondary development advanced 1,200 feet during the quarter. In total, development footage at the East Boulder Mine is slightly ahead of plan, in part because the tunnel boring machine is operating. Diamond drilling footage totaled about 1,200 feet for the first quarter, behind plan, but is expected to catch up to plan during the remainder of the year.
     Management’s assessment of mining conditions for 2011 suggest that future ore grades in the lower off-shaft area of the Stillwater Mine are likely to remain more variable on average than in the past, reflecting the trend toward smaller stopes in that area than experienced in the past. In planning for 2011, the Company has taken these lower grades into account and to offset this has resumed a planned production on the east side of the mine. In the past the east side has enjoyed higher ore grades but also encountered more difficult mining conditions and higher costs. These higher-cost stopes are economic at current PGM prices.
PGM Recycling
     The Company also recycles spent catalyst material, commingled with its mine concentrates, through its smelting and refining facilities in Columbus, Montana, ultimately recovering the palladium, platinum and rhodium from these materials. For the first quarter of 2011, the Company earned $2.9 million from recycling operations on revenues of $48.1 million, reflecting a combined average realization of $1,122 per sold ounce. For the first quarter of 2010, the Company also reported net income from recycling operations of $2.9 million, on revenues of $33.7 million and a combined average realization of $899 per sold ounce. Total tons of recycling material processed during the first quarter of 2011, including tolled material, averaged 18.3 tons per day, compared to 18.4 tons per day in the first quarter of 2010. Higher PGM prices continue to create a strong incentive for suppliers to collect recycling material. During first quarter 2011, the Company entered into sourcing arrangements for catalyst material with several new suppliers. As noted previously, total ounces recycled in the first quarter of 2011, including toll ounces processed, were 115,600 ounces compared to 119,300 ounces in the first quarter of 2010.
     The Company enjoys certain competitive advantages in the recycling business. The smelting and refining complex in Columbus, Montana already processes mined PGM concentrates, which contain not only PGMs, but also significant quantities of nickel and copper as by-products. Consequently, the Company is able to recycle catalyst material within its system at an incremental cost lower than other processors and the nickel and copper in the mine concentrates act metallurgically as natural collectors of the PGMs, significantly improving PGM recoveries. Moreover, the Company also believes the physical location of its processing facilities provides a logistical advantage over smelters in Europe and South Africa. And as described below, the Company has recently added technological innovations that will contribute further benefit.
     The Company has taken steps to reposition itself in the recycling business. In May 2009, the Company commissioned a new electric furnace in the Columbus smelter, increasing throughput capacity and creating backup furnace capacity in the event of planned or unforeseen outages. During the third quarter 2010, the Company commissioned a dedicated catalyst processing and sampling plant that allows for the segregation and handling of multiple batches of recycling material simultaneously. During the first quarter of 2011, the Company commissioned a state-of-the-art assay laboratory constructed and equipped in 2010 which utilizes an automated x-ray facility that provides accurate results with faster turnaround times than conventional fire assay methods. New laboratory software will support this automated x-ray system, as well as other laboratory processes.
     In sourcing recycled automotive catalysts, in general the Company only advances funds to its suppliers when the associated material for recycling is awaiting transit or is already in transit to the Columbus processing facilities. The new recycling sampling and assay facilities will allow the Company to accelerate final settlements with suppliers, thereby reducing the amount of working capital they require. Outstanding procurement advances that were not backed up by inventory physically in the Company’s possession at March 31, 2011 and 2010, totaled $7.0 million and $3.9 million, respectively.
Marathon PGM-Copper Project
     The Company completed the acquisition of the PGM assets of Marathon PGM Corporation during the fourth quarter of 2010. The principal asset acquired is the Marathon PGM-Copper development project near the town of Marathon, Ontario on the north shore of Lake Superior. The cash and stock transaction was valued on the Company’s books at $173.4 million upon closing. The project will require several more years to complete permitting and mine construction; and the Company believes the mine could be in production by 2014 or 2015, although there can be no assurance at this point that that time frame will be met. Based on a completed definitive feasibility study, the Marathon deposit contains the potential for PGM production of 200,000 ounces per year (at a ratio of about 4 to 1 palladium to platinum) and annual copper production of approximately 37.0 million pounds per year. Mine life, based on the feasibility study reserves, is anticipated to be approximately 11.5 years. It is estimated that costs to construct the mine will be about $450.0 million; this estimate will be refined once a detailed engineering study of the project is completed. The Company expects to finance the Marathon project through internally generated funds, supplemented by external financing if market conditions so warrant. The Company has assembled a management team headed by Stan Emms, a mining industry veteran, to direct the Marathon PGM-Copper project. A separate exploration team also has been established to conduct a drilling and evaluation program on the Company’s various Canadian properties.
     The Marathon transaction fits well into the Company’s long-term strategy to diversify its mining activities. The size of this transaction is manageable financially, and the location is politically stable and logistically accessible. The Marathon area is well developed with extensive public infrastructure already established, and there is other active mining in the general vicinity of the project. The new mine is projected to create a significant number of jobs in an area with relatively high unemployment. The Company’s focus on environmental stewardship should serve it well in this region.
     On April 15, 2011, Stillwater Canada Inc., the Company’s Canadian subsidiary, announced a voluntary agreement with the Ontario Ministry of Environment to have the Marathon PGM-Copper Project be subject to the Ontario Environmental Assessment Act (EAA).
     In the Province of Ontario, ancillary activities associated with the development of a mine, such as establishment of transmission corridors and disposition of Crown lands, are subject to the provincial EAA, while private mining development projects that trigger the Federal Environmental Assessment Act are reviewed by the federal government. In October 2010, Canada’s Environment Minister announced his decision to refer assessment of the Marathon PGM-Copper Project to an independent Federal Review Panel. Following that decision, Stillwater requested that consideration be given to establishing a joint federal/provincial review panel in order to better coordinate all assessment activities related to the Marathon project. In moving forward with this voluntary harmonization agreement, Stillwater is hopeful that the coordinated review will reduce duplication and permitting delays while improving the overall process from a consultation and disclosure perspective. This fits in well with Stillwater’s corporate culture of transparency and its proactive approach to environmentally and socially responsible development.
     In preparation for the environmental assessment, Stillwater Canada Inc. and its predecessors have gathered extensive baseline information dealing with the natural environment and social and cultural background around the project area. These baseline studies have been underway since 2001 and have been supplemented and updated further since 2007. The baseline program includes research related to climate and meteorology, air quality, noise, geology, soils, wildlife, vegetation, groundwater, surface water, fish and fish habitat, socioeconomics, land use, and cultural and traditional knowledge. Analysis and computer modeling by third-party environmental, engineering and consulting firms are currently under way to assess the cultural and environmental effects of all phases of the mine’s life cycle from construction through operation and closure. Additionally, the Company is committed to consulting and working with aboriginal groups, local communities, federal and provincial government representatives and the public at large in order to move the project forward constructively.
Supply and Demand Commentary for PGM Markets
     (The market price for PGM’s, and particularly for palladium, dramatically impacts the Company. As the Company has often acknowledged, it has limited control over these market prices. However, the Company’s view over future prices and the factors affecting price form the basis for decisions on mining, expansion of opportunities, acquisitions, capital expenditures, financing, hiring and many other factors. While no assurance can be provided as to the future direction of prices or whether the Company views will be shown to be correct, the following is intended to reflect management’s current thinking as to the PGM markets.)
     The market price of palladium trended down during the first quarter of 2011 from its high in late 2010, while the price of platinum strengthened somewhat during the same period. After ending the year 2010 quoted at $797 per ounce by the London Bullion Market Association, the market price for palladium averaged about $791 per ounce during the 2011 first quarter and closed the quarter quoted at $766 per ounce. Similarly, after ending 2010 quoted at $1,755 per ounce, the market price of platinum averaged about $1,793 per ounce in the first quarter of 2011 and ended the quarter quoted at $1,773 per ounce. Palladium in particular encountered modest downward pricing pressure toward the end of the first quarter in response to uncertainty surrounding the effect of rising oil prices and impact of the Japanese earthquake and tsunami damage on automobile production.
     Overall, it appears that worldwide PGM supplies remain constrained despite the relatively high current prices for these metals. Johnson Matthey has estimated that worldwide supply of palladium totaled about 9.0 million ounces in 2010, including 6.1 million ounces from primary production sources, 1.0 million from Russian government inventory liquidations and 1.9 million ounces from recycling. They likewise estimated 2010 platinum production at 7.85 million ounces, including 1.8 million ounces from recycling. Primary mine production in 2010 for both metals was at about 6.1 million ounces each. Primary producers have not been able to increase PGM production appreciably since production peaked in 2006, despite the significant increase in metals prices. South African producers are struggling with a number of challenges, including shortages of power, water, skilled labor, political headwinds, safety issues, and an appreciating currency that largely offsets the benefit of PGM price increases in U.S. dollar terms. New PGM investments in South Africa typically will be billion-dollar projects that take five years or so to complete and face all of the uncertainties noted above. Production in Zimbabwe faces similar issues, coupled with the recent announcement that the government intends shortly to mandate the divestiture of majority interests in the existing producers there. Palladium production in the Russian Federation is primarily the output of Norilsk Nickel, which produces all its palladium and platinum as by-products of nickel output. New production in North America, which is modest at best, is still several years from coming on-line. Any anticipated new PGM production in the world appears to be barely sufficient to offset the ongoing depletion of existing mines.
     Secondary production of PGMs is largely the result of recycling operations. Industry participants and analysts have estimated that PGM recycling of automotive catalysts — the largest secondary source — is currently at about 50% of its potential. If PGM prices remain relatively strong, one commentator has projected that within four or five years this could increase to 70% of the total recycling opportunity as recycling becomes more established in less developed parts of the world. Coupling this higher penetration of PGM recycling with increasing PGM loadings in recycled catalytic converters, it appears that automotive PGM recycling could increase from about 2.4 million ounces of palladium and platinum per year in 2010 (per a recent Johnson Matthey estimate) to about 4.3 million ounces per year in 2015. Johnson Matthey also estimates that another 1.3 million ounces were recycled in 2010 from jewelry and electrical scrap. So it appears that increases in recycling volumes could assist in meeting future demand growth for PGMs.
     The other potentially significant source of PGM supply is existing inventories. Over the past 20 years or so, a very substantial share of worldwide palladium demand has been met out of Russian government inventories accumulated from Norilsk Nickel production during the Soviet era. It appears that during the 20-year period from 1990 through 2009, approximately 30 million ounces of palladium in total were exported out of these old Soviet inventories — about 1.5 million ounces per year on average. For the decade from 2001 through 2010, Johnson Matthey estimates imply that these Russian inventory exports made the difference between deficit and surplus in the palladium market in nine of the ten years. Although the Russian government does not comment on the status of these inventories, remarks from Russian commentators and other sources have suggested these Russian government palladium inventories may now be approaching depletion.
     Besides the Russian government inventories, there also are substantial inventories of PGMs held in Zurich and in London. Some of these represent physical metal backing up exchange-traded funds, or ETFs, while other inventories presumably represent holdings by individuals or institutions. Most of these inventories are considered to be in stable hands and do not trade very much. However, the first quarter of 2011 reportedly did see some liquidation of ETF holdings of PGMs, particularly by U.S. investors, as prices declined.
     Turning to the demand side, the largest single use for palladium and platinum is in catalytic converters. Johnson Matthey has estimated that in 2010, 5.15 million ounces of palladium (57.6% of total palladium consumed) and 3.0 million ounces of platinum (39.5% of total platinum consumed) were used in manufacturing catalytic converters. The 2010 platinum percentage remained lower than in the past, mostly reflecting the still-depressed market for diesel vehicles in Europe in 2010.
     In an effort to assess the effect of the recent disaster in Japan, Mitsui has provided an early analysis of light vehicle production activity during the first quarter of 2011. In view of the important role of auto production in the PGM markets, the Company follows such reports closely. Mitsui reported that world light-duty vehicle production was lower in the 2011 first quarter than in the fourth quarter of 2010, but was substantially higher than in the first quarter of 2010. The most important constraint on worldwide auto production in 2011 appears to be the effect of earthquake and tsunami damage to the Japanese infrastructure. Because many large manufacturers have significant back-up inventories of key parts, the eventual effect of selective parts shortages may be difficult to assess until later in the year.
     Mitsui also confirms that China surpassed North America and Europe as the largest vehicle market during 2010. China’s first-quarter 2011 vehicle production declined compared to the fourth quarter 2010, as subsidies ended on purchases of new cars. The Chinese Association of Automobile Manufacturers has suggested that growth in Chinese light vehicle production will decline below 10% in 2011. This acknowledges Chinese government efforts to slow the economy by tightening credit and tempering demand. Also, several key auto manufacturers in China have indicated that they will have to restrict second-quarter 2011 production as a result of the events in Japan. However, it is difficult to predict at this point what the effect on full-year 2011 Chinese production will be.
     According to Mitsui, auto sales in North America continued to expand during the 2011 first quarter and were up substantially over the 2010 fourth quarter. Concerns regarding the effect of higher oil prices on the market have not yet materialized, and much of the market strength appears to be pent-up demand from purchasers returning to the market as the economy recovers. Cutbacks in production, due to the earthquake and tsunami in Japan, were beginning to appear in early April 2011, but as elsewhere their ultimate effect on 2011 is still hard to assess.
     European vehicle sales overall reportedly declined during the first quarter of 2011, as stronger German demand was offset by tight fiscal conditions in the U.K., Italy and Spain. European production was stronger, however, based mostly on growing export sales of luxury vehicles into China. European production also may pick up some of the slack from production cutbacks elsewhere; as it is much less exposed to Japanese parts supplies than other regions.
     Automotive sales growth in the emerging economies of Brazil, Russia and India reportedly was robust during the first quarter of 2011.
     While first-quarter data on other PGM markets is still pending, jewelry demand for both palladium and platinum had declined somewhat during 2010 as a result of higher metals prices. Johnson Matthey has estimated total jewelry demand for palladium at about 0.6 million ounces in 2010, and platinum at about 2.4 million ounces. Industry marketing expenditures in support of palladium jewelry are being stepped up during 2011, with particular emphasis on new high-end lines in Japan and broadened awareness campaigns in other key markets. The Company expects to dedicate about $10.0 million to these efforts during 2011.
     Other sources of demand for palladium include chemical manufacturing, dental alloys, electronic components and investment purchases. According to Johnson Matthey, in aggregate these consumed about 3.2 million ounces of palladium in 2010, up from about 2.9 million ounces in 2009. Similarly, other demand sources for platinum include medical, chemical and petrochemical applications, electronic components, glass manufacturing and investment. Johnson Matthey estimates these other uses consumed about 2.2 million ounces of platinum in 2010, compared to 1.8 million ounces in 2009.
     Taking a longer view of the markets for these metals, and particularly the impact of growth in emerging markets, demand for PGMs appears to be on a rising trend, and it is still unclear where the supply growth will come from to accommodate these expanding markets. The Company’s strategic focus reflects management’s view that as the world economic recovery continues, there likely will be continued strong demand from Asia for PGMs and raw materials, a recovery in automotive demand, and associated investor interest in platinum group metals. With respect to supply, there appears to have been a substantial reduction in palladium exports from the Russian government stockpiles in 2010 and so far in 2011, although it is not possible to assert this definitively. Such supply and demand factors apparently have combined to drive the increase in PGM prices over the past year or so.
     However, this market view clearly also encompasses certain risks. PGM trading volumes are relatively thin and their markets have limited liquidity, particularly in comparison to markets for other precious metals and the major industrial metals. Consequently, PGM prices historically have been volatile and difficult to forecast. PGM prices may be affected, favorably or unfavorably, by numerous factors, including the level of industrial demand, particularly from the automotive sector; supply factors that include changes in mine production and inventory activity; and by shifts in investor sentiment. Recent PGM prices are comparatively high by historical standards, and to some extent these price levels are likely driven by investor sentiment that could shift away from precious metals if other markets become more attractive. The Company attempts to manage this market volatility in several ways, including by entering into long-term supply agreements, in some cases through metal hedging, by investing in the developed state of the mines, attention to cost controls and monitoring liquidity to bridge periods when PGM prices are low.

Sales and Customers
     Going into 2011, the Company has recently signed a new three-year palladium supply agreement with General Motors Corporation, a one-year palladium and platinum supply agreement with Ford Motor Company, a one-year palladium and platinum supply agreement with BASF, and a one-year platinum supply agreement with Tiffany & Co. All of these agreements are market based, with no pricing floors or ceilings.
Estimation of Proven and Probable Reserves
     Stillwater’s proven ore reserve estimates are based on fan drilling along 50-foot centers, while its probable ore reserve estimates generally are based on 1,000-foot projections from drill-holes or other J-M Reef samples (unless there is a known geologic boundary, such as fault or mafic dike that dictates a lesser projection distance). Although the Company believes there is a geostatistical basis for using the same 1,600-foot projections as are typically used in the Bushveld Complex of South Africa (the most comparable deposit to the J-M Reef), since 2002 the Company has elected to use 1,000-foot projections. An independent review conducted on behalf of the Company in early 2010 (and reproduced in the Company’s 2009 Annual Report) commented that, in its opinion, the Company uses an unconventional method of estimating probable ore reserves by projecting estimated mineralization outside of a drilling grid rather than the usual approach of interpolating within a drilling grid but on a more widely spaced pattern than would be used for determining proven reserves. Responding to that review, the Company’s independent ore reserve consultant, Behre Dolbear, stated in its March 2011 Technical Report on Mining Operations that this “comment ignores the fact that estimates of mineral resources and reserves routinely include extrapolated areas of mineralization as well as interpolated areas. It also failed to recognize that the Company’s approach is similar to that used for the Bushveld Complex.”
     The 2010 independent review also noted that at the Stillwater Mine the percentage of estimated probable reserves to proven reserves has been declining over the past ten years even though the average conversion between 1997 and 2010 is 88%. Behre Dolbear in its response stated that “the percentage conversion from probable to proven reserves is expected to vary from year to year, depending on the areas within the J-M Reef in which the footwall laterals are being driven each year.” They also concluded that the year-by-year changes were random in direction.
     The conversion rate of probable reserves to proven reserves at the Company’s East Boulder Mine in 2010 was 95% and was developed using the same procedures as described above. However, the resource at the East Boulder Mine generally tends to be more consistent than in portions of the Stillwater Mine.
     Under the direction of the Ore Reserve Committee of the Company’s board of directors, the Company is following up on this declining conversion issue. During 2010, an independent statistical review of the issue conducted by a well-recognized geostatistical expert identified a number of complex interacting factors affecting the estimation of probable reserves at the Stillwater Mine. Potential modifications will be studied during 2011, and if appropriate they will be taken into consideration during the 2011 year-end ore reserve estimation process.
Strategic Areas of Emphasis
     The Company’s management for many years has identified and focused on three broad strategic areas of emphasis. While specific initiatives have varied as markets have shifted and the Company has progressed, these fundamental strategic directions continue to provide a basic framework for management’s efforts to strengthen performance. Those elements are included in the Company’s Mission Statement — Operate Responsibly, Grow and Develop and Position the Company.
1. Position the Company as a Safe, Low-Cost Operator
     The Company maintains that companies with safe operations also tend to be well managed and efficient in other important areas. The Company measures safety performance using several criteria, including the frequency and severity of medical reportable incidents and lost-time accidents in comparison to the Company’s own historical performance and relative to other mining operations in the industry. Safety is also assessed in terms of the number and severity of citations issued by MSHA inspectors during their regular visits to the mine sites. Both measures, accident frequency and regulatory compliance, are critical elements of the Company’s safety efforts. Various internal programs support these safety efforts, including annual refresher training and other training programs, pre-shift employee inspections of each work area, regular workgroup discussions of current safety issues and incidents, detailed accident investigations to identify core causes, reporting of near misses that had the potential of resulting in injuries, and more rarely so-called “safety stand-downs” to re-emphasize safety principles as necessary. The Company also responds promptly to correct any safety issues, whether identified internally or by MSHA inspectors, and to eliminate unsafe work practices.
     Safety performance at the Company’s mining operations falls under the regulatory jurisdiction of MSHA. MSHA performs detailed quarterly inspections at each of the Company’s mine sites and separately investigates any occurrences deemed to pose a significant hazard to employee health and safety. The Company cooperates fully with MSHA in its compliance responsibilities and maintains its own program of safety training and incident tracking in an effort to ensure that no employee is put at risk in carrying out his or her job responsibilities and that all unsafe situations are identified and remediated. The Company’s safety incident rate (including contractors on site), measured in terms of reportable incidents per 200,000 hours worked, averaged a rate of 2.8 during first quarter of 2011, about even with the 2.7 rate reported for the first quarter of 2010.
     The significance of being a low cost operator is critical to the Company’s operations. Ore grades at the Company’s operations are some of the best in the world, and consequently total cash costs per ounce for the Company’s mining operations also rank among the lowest of any primary PGM producer in the industry. However, because the Company’s ore contains about 3.4 times as much palladium as platinum, and South African ores typically have about twice as much platinum as palladium, the Company’s average revenues per ounce are lower and operating margins may be tighter than for South African producers. Other significant PGM producers, including Norilsk Nickel and the Canadian nickel operations, produce PGMs as by-products, assigning them almost zero cost. Consequently, the Company measures its performance both relative to its own historical cost performance and relative to historical market prices for its products.
     Management is cautiously optimistic that during 2011 a number of the challenges that have limited the Company’s mining flexibility will largely be resolved. The first-phase installation of the Kiruna electric trucks at Stillwater Mine, providing more efficient ramp haulage from the deeper portions of the off shaft area, is now operational and should open up more mining alternatives in that part of the mine. Development through a largely barren zone on the west end of the lower off-shaft area in the Stillwater Mine also is nearing completion, allowing access for the first time to the Lower West portion of the mine. The Company expects to experience good ore continuity in the Lower West, analogous to the Upper West area above it, and initial findings in the drifts that have driven through have tended to confirm this expectation. Assuming this resource proves out as expected, the Lower West is likely to be a primary mining area at Stillwater Mine over the next decade.
     Although manpower on site remains adequate to staff current operations, the Company will need to add manpower to support the additional development in 2011 and for all of these future operating initiatives. Some staffing increases also will be needed to support the expanded exploration, marketing and development programs. While it may be a challenge to add all of the new miners needed, the Company has an active recruiting program and is considering reinstating a new-miner training program in an effort to meet these increased requirements.
     Ore production at the Stillwater Mine averaged 2,345 tons of ore per day during the first quarter of 2011 and 2,171 tons of ore per day in the first quarter of 2010. The rate of ore production at the East Boulder Mine averaged 1,216 and 1,136 tons per day during the first quarter of 2011 and 2010, respectively.
     During the first quarter of 2011, the Company’s mining operations produced a total of 101,100 ounces of palladium and 30,100 ounces of platinum. This compares to 99,100 ounces of palladium and 29,900 ounces of platinum produced during the first quarter of 2010.
2. Develop and Grow Palladium Markets
     A consortium of South African producers has spent significant sums each year for many decades now marketing platinum. Their efforts have been well rewarded, with platinum positioned as the premier jewelry metal, projecting an image of elegance and high quality. Platinum also is a metal of choice in certain industrial applications where its remarkable catalytic properties are required. Palladium, on the other hand, historically has never enjoyed a comparable level of marketing support and has remained largely an unknown metal to a large swath of consumers. However, in 2004 palladium began to appear as an alternative jewelry metal in China after the price of platinum moved above $800 per ounce in December 2003. Recognizing this as an opportunity, and identifying the marketing gap, the Company stepped forward beginning in 2004, initially putting forward a comparatively modest marketing program that focused on providing technical support to manufacturers and bench jewelers and image advertising at the industry level through the Palladium Alliance International, a entity organized by the Company to facilitate marketing collaborations. This effort continued on a modest scale until the economic downturn of late 2008 and 2009, at which time it was cut back sharply due to economic constraints. However, in 2011 the Company is broadening its marketing efforts worldwide.
     Even through the economic downturn, the Company maintained marketing representatives in China who continue to provide first-hand insight into palladium activity there and maintain contact with key palladium consumers. The Company also has sponsored palladium image advertising in Chinese media. China first led the recent trend toward using palladium in jewelry and remains the largest market for it. According to Johnson Matthey, worldwide consumption of palladium in jewelry declined to just over 600,000 ounces in 2010, down from about a million ounces per year prior to the economic downturn, with most of the consumption drop centered in Asia. Some of this may be attributable to lower prices for platinum jewelry during the downturn, as the demand for platinum jewelry increased sharply when prices fell in 2009. Efforts in 2011 will include promoting a high-end palladium jewelry line in Japan and broadening palladium’s recognition as a prime jewelry medium in key markets worldwide. Palladium jewelry is now recognized in major jewelry centers, and in January of 2010 the U.K. mandated the hallmarking of all palladium jewelry, formally recognizing it, along with gold, silver and platinum, as a precious jewelry metal.
     Automotive applications for palladium in catalytic converters are well established for gasoline engines, but diesel engine catalytic technologies generally have been based on platinum. In recent years, driven mostly by economics, research efforts in the auto industry have focused on how to substitute less expensive palladium for platinum in these applications. The Company has encouraged this research and closely monitored its progress. Reportedly, it is now possible in the laboratory to replace about 50% of the platinum in a diesel system with palladium on nearly a one-for-one basis, although the average proportion of palladium actually used in production vehicles right now is estimated to be closer to 25%. Palladium and platinum also are important players in emerging fuel cell technologies.
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
3. Grow and Diversify the Company
     The Company monitors diversification opportunities in various mineral exploration and development projects, as well as potential merger or acquisition candidates and other business ventures. It also seeks appropriate opportunities to diversify its existing mining and processing operations, and evaluates potential avenues for vertical integration. The focus of these diversification efforts is both to establish a broader operating base, reducing the Company’s sole reliance on the Stillwater and East Boulder mine properties, and ultimately to build value for the Company’s shareholders.
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
     For several years now the Company has held minority investments in two small exploration companies that target PGMs and other precious metals. In the fourth quarter of 2010, the Company acquired the PGM assets of Marathon PGM Corporation, including both a large development property and various exploration holdings. Since then the Company also has acquired additional properties adjacent to the Marathon project in Ontario. The Company also has formed an exploration group aimed at evaluating opportunities related to the Marathon holdings and perhaps extending further afield, as well.

     The Company follows the progress of various later-stage mineral development projects, along with possible merger and acquisition candidates, in an effort to diversify the Company’s financial and operating risk and perhaps add scale. While the Company’s primary focus is on properties with potential for PGM production, with particular emphasis on North America, the pool of opportunities meeting those criteria is limited, and other opportunities outside of PGMs that have strategic benefits for the Company and are compatible with its existing mining expertise are not ruled out.
     Consequently, the Company also tracks gold, silver, copper and nickel opportunities (and combinations thereof). Management believes that the acquisition of Marathon PGM Corporation, which as described previously has both PGMs and copper, will provide an excellent entry into a development-stage project that will utilize the Company’s resources effectively and establish a strong presence in an attractive North American PGM district.
     The Company has instituted a small research and development budget in 2011, primarily emphasizing more efficient technologies for processing PGMs. In particular, the Company is evaluating opportunities to develop its own precious metals refining capability. The Company expects to advance its assessment of these opportunities during 2011.
RESULTS OF OPERATIONS
Comparison of Three- Month Periods Ended March 31, 2011 and 2010
     The Company’s total revenues increased by 27.4% to $170.1 million in the first quarter of 2011 compared to $133.5 million for the first quarter of 2010. The following analysis covers key factors contributing to the increase in revenues:

SALES AND PRICE DATA

	Three Months Ended
	March 31,
			Increase	Percentage
(in thousands, except for average prices)	2011	2010	(Decrease)	Change
Revenues	$170,061	$133,471	$36,590	27%

Ounces Sold:
Mine Production:
Palladium (oz.)	91	104	(13)	(13%)
Platinum (oz.)	24	31	(7)	(23%)

Total	115	135	(20)	(15%)

PGM recycling: (1)
Palladium (oz.)	26	19	7	37%
Platinum (oz.)	14	14	—	—
Rhodium (oz.)	3	3	—	—

Total	43	36	7	19%

Other: (2)
Palladium (oz.)	—	10	(10)	(100%)

By-products from mining: (3)
Rhodium (oz.)	—	1	(1)	(100%)
Gold (oz.)	2	2	—	—
Silver (oz.)	2	2	—	—
Copper (lb.)	175	261	(86)	(33%)
Nickel (lb.)	340	312	28	9%

Average realized price per ounce (4)
Mine Production:
Palladium ($/oz.)	$784	$413	$371	90%
Platinum ($/oz.)	$1,782	$1,428	$354	25%
Combined ($/oz.) (5)	$994	$644	$350	54%

PGM recycling: (1)
Palladium ($/oz.)	$653	$365	$288	79%
Platinum ($/oz.)	$1,696	$1,390	$306	22%
Rhodium ($/oz.)	$2,260	$1,864	$396	21%

Other: (2)
Palladium ($/oz.)	$—	$462	$(462)	(100%)

By-products from mining: (3)
Rhodium ($/oz.)	$—	$2,458	$(2,458)	(100%)
Gold ($/oz.)	$1,383	$1,100	$283	26%
Silver ($/oz.)	$33	$16	$17	106%
Copper ($/lb.)	$4.18	$3.08	$1.10	36%
Nickel ($/lb.)	$10.57	$8.21	$2.36	29%

Average market price per ounce (4)
Palladium ($/oz.)	$791	$441	$350	79%
Platinum ($/oz.)	$1,793	$1,563	$230	15%
Combined ($/oz.) (5)	$1,002	$697	$305	44%

(1)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.

(2)	Ounces sold and average realized price per ounce from other relate to ounces purchased in the open market for resale.

(3)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

(4)	The Company’s average realized price represents revenues, which include the effect of any applicable agreement floor and ceiling prices, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London Bullion Market Association afternoon postings for the actual months of the period.

(5)	The Company reports a combined average realized and a combined average market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

     Net revenues from sales of mine production (includes by-products) were $122.0 million in the first quarter of 2011, compared to $95.2 million for the same period in 2010, a 28.2% increase. The increase in mine production revenues reflects higher market prices which more than offset the lower volumes sold in the first quarter of 2011 than in the first quarter of 2010. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $994 per ounce in the first quarter of 2011, compared to $644 per ounce in the same quarter of 2010. The total quantity of mined palladium and platinum sold decreased by 14.8% to 115,100 ounces in the first quarter of 2011, compared to 135,100 ounces sold during the same time period in 2010.
     Revenues from PGM recycling increased to $48.1 million in the first quarter of 2011, or 42.7%, from $33.7 million in the first quarter of 2010. The increase in PGM recycling revenues is a combination of higher prices realized for PGM sales thus far in 2011 as compared to 2010, and higher volumes sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $1,122 per ounce in the first quarter of 2011, up 24.8% from $899 per ounce realized in the first quarter of last year. Recycled ounces sold increased to 42,800 ounces in the first quarter of this year from 36,000 ounces in the first quarter of 2010. Recycled ounces, including ounces processed on a toll basis, decreased to 115,600 ounces in the first quarter of 2011, from 119,300 ounces in the first quarter of 2010.
     The Company also purchases PGMs for resale from time to time to accommodate customer requirements. No open market purchases were made in the first quarter of 2011 for resale. In the first quarter of 2010, revenue totaled $4.6 million on the resale of 10,000 ounces of palladium purchased in the open market and resold at cost.
     The Company’s total costs of metals sold (before depletion, depreciation, amortization, and corporate overhead expenses) increased to $105.4 million in the first quarter of 2011 from $93.5 million in the first quarter of 2010, a 12.7% increase. The higher cost in 2011 was driven primarily by higher volumes of recycling material purchased (and the related higher value of the contained metals) and higher levels of costs of mine production.
     The costs of metals sold from mine production totaled $60.3 million for the first quarter of 2011, compared to $57.9 million for the first quarter of 2010, a 4% increase. The increase reflected higher labor and contracting costs between the two periods.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the first quarter of 2011 rose by 20.1% to $437 per ounce, compared to $364 per ounce in the first quarter of 2010. This increase reflected higher total operating costs including general inflation for wages and materials, staffing increases and the effect of higher average sales realizations on royalties and taxes, partially offset by slightly higher mine production.
     The costs of metals sold from PGM recycling were $45.2 million in the first quarter of 2011, compared to $31.0 million in the first quarter of 2010, an increase of 45.8%. This increase was due both to higher recycling volumes processed and sold and the related higher market value of the materials acquired for processing.
     There were no purchases of metals on the open market for resale during the first quarter of 2011. The cost of purchasing 10,000 ounces of palladium for re-sale in the first quarter of 2010 was $4.6 million.
     During the first quarter of 2011, the Company’s mining operations produced 131,200 ounces of PGMs, a 1.7% improvement over the 129,000 ounce production in the first quarter of 2010. Production in the first quarter of 2011 included 101,100 ounces of palladium and 30,100 ounces of platinum compared to 99,100 palladium ounces and 29,900 platinum ounces produced in the first quarter of 2010. Production at the Stillwater Mine increased to 98,600 ounces, an improvement over the 96,300 ounces produced in the first quarter of 2010, and production at the East Boulder Mine decreased slightly to 32,600 ounces from 32,700 ounces in the same period last year. The production increase at the Stillwater Mine was driven by a combination of more tons mined than anticipated and higher ore grades than planned in the lower off shaft and east areas of the mine. The small production decline at the East Boulder Mine reflected normal variability in mining conditions.

     Total marketing, general and administrative and research and development expenses in the first quarter of 2011 were $7.7 million compared to $6.9 million in the same period of 2010.
     Total interest income for the first quarter of 2011 increased to $0.8 million from $0.4 million in the corresponding quarter of 2010, mostly reflecting the Company’s increased balance of cash, cash equivalents and short-term investments. Interest earned on recycling volumes in the first quarter of 2011 contributed $0.4 million to net income in comparison to $0.3 million in the first quarter of 2010. Interest expense in the first quarters of 2011 and 2010 was $1.6 million for both periods.
     In the first quarters of 2011 and 2010, other comprehensive income (loss) included a total decrease in the fair value of available-for-sale investment securities and long-term mutual fund investments of $0.2 million for both periods.
LIQUIDITY AND CAPITAL RESOURCES
     For the first quarter of 2011, net cash provided by operating activities was $33.9 million compared to $29.8 in the first quarter of 2010. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines. Mining productivity rates and ore grades in turn can affect both PGM production and cash costs of production. Net cash flow from operations also includes changes in non-cash working capital, including changes to inventories and advances.
     In its recycling activities, the Company customarily enters into fixed forward contracts that set the selling price for a significant portion of the recovered PGMs. Consequently, for outstanding recycling lots a change in the market price of palladium and platinum on sales of recycling materials would have little or no effect on margins earned from this activity or on cash flow from operations. However, a percentage change in market prices would affect margins on future lots by about the same percentage as the change in price. It normally takes existing lots of recycling material two to three months from the date of receipt to flow through to sales.
     Changes in the cash costs of production generally flow through dollar-for-dollar into cash flow from operations. A reduction due to grade in total mine production of 10%, or about 50,000 palladium and platinum ounces per year, would reduce cash flow from operations by an estimated $40.0 million per year at the price and cost levels prevailing at March 31, 2011.
     Net cash used in investing activities was $10.6 million in the first quarter of 2011, comprised of $23.2 million of capital expenditures (which includes $7.2 million to complete the purchase of the Benton Resources Corp. property adjacent to Marathon), $13.1 million as a net increase in short-term investments, $0.6 million for investment in Marathon Gold. In the same period of 2010, investing activities consumed a net $41.5 million, comprised of $10.7 million of capital expenditures, $31.1 million net increase in short-term investments and $0.3 million in proceeds for asset sales.
     The Company received $0.7 million in proceeds during the first quarter of 2011 from the exercise of outstanding stock options in comparison to $0.3 million in proceeds during the first quarter of 2010.
     At March 31, 2011, the Company’s available cash was $43.3 million, compared to $19.4 million at December 31, 2010. If highly liquid short-term investments are included with available cash, the Company’s balance sheet liquidity increases to $218.9 million at March 31, 2011, up from $208.4 million at December 31, 2010. It had $196.0 million of debt outstanding, unchanged from December 31, 2010. The Company’s total debt includes $166.5 million outstanding in the form of convertible debentures due in 2028 and $29.5 million of Exempt Facility Revenue Bonds due in 2020. The Company expects to pay $5.5 million of interest due during 2011 related to its outstanding debt obligations, of which $1.6 million was paid during the first quarter. The Company does not currently have in place any revolving credit facility or other short-term credit commitment. While the lack of a credit agreement may create vulnerability under certain circumstances for the Company, management believes that under present circumstances the Company’s liquidity is adequate to support its existing business operations.

CONTRACTUAL OBLIGATIONS
     The Company is obligated to make future payments under various debt agreements and regulatory obligations. The following table represents significant contractual cash obligations and other commercial and regulatory commitments, including related interest payments, as of March 31, 2011:

(in thousands)	2011 (1)	2012	2013	2014	2015	Thereafter	Total
Convertible debentures	$—	$—	$166,500	$—	$—	$—	$166,500
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	303	367	281	234	2	1	1,188
Asset retirement obligations	—	—	—	—	—	144,271	144,271
Payments of interest (2)	3,961	5,522	3,961	2,400	2,400	10,800	29,044
Other liabilities	9,974	7,076	—	—	—	—	17,050

Total	$14,238	$12,965	$170,742	$2,634	$2,402	$185,072	$388,053

(1)	Amounts represent cash obligations for April through December 2011.

(2)	Interest payments on the convertible debentures noted in the above table are calculated up to March 15, 2013, the date the holders of the debentures can exercise their put option.
     Interest payments noted in the table above assume all are based on fixed rates of interest. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2011 and 2012, include property taxes and severance taxes.
FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “desires,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. Such statements also include, but are not limited to, comments regarding the acquisition and plans for Marathon PGM Corporation; the global automotive market and the outlook for automobile production and sales; contract negotiations and the future ability to sell the Company’s products; expansion plans and realignment of operations; future costs, grade, production and recovery rates; permitting; labor matters; financing needs and the terms and availability of future credit facilities; capital expenditures; increases in processing capacity; cost reduction measures; safety performance; timing for engineering studies; environmental permitting and compliance; litigation exposures; and anticipated changes in global supply and demand and prices for PGM materials. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the Company’s 2010 Annual Report on Form 10-K on file with the United States Securities and Exchange Commission and available on the Company’s website.
     The Company intends that the forward-looking statements contained herein be subject to the above-mentioned statutory safe harbors. Investors are cautioned not to rely on forward-looking statements. The Company disclaims any obligation to update forward-looking statements.
CRITICAL ACCOUNTING POLICIES
     The Company’s critical accounting policies are discussed in detail in the Company’s 2010 Annual Report on Form 10-K.

Stillwater Mining Company
Key Operating Factors
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced (000)
Palladium	101	99
Platinum	30	30

Total	131	129

Tons milled (000)	293	278
Mill head grade (ounce per ton)	0.48	0.51

Sub-grade tons milled (000) (1)	22	16
Sub-grade tons mill head grade (ounce per ton)	0.19	0.19

Total tons milled (000) (1)	315	294
Combined mill head grade (ounce per ton)	0.46	0.48
Total mill recovery (%)	91	91

Total operating costs per ounce (Non-GAAP) (2)	$338	$300
Total cash costs per ounce (Non-GAAP) (2)	$437	$364
Total production costs per ounce (Non-GAAP) (2)	$556	$505

Total operating costs per ton milled (Non-GAAP) (2)	$141	$132
Total cash costs per ton milled (Non-GAAP) (2)	$182	$160
Total production costs per ton milled (Non-GAAP) (2)	$232	$221

Stillwater Mine:
Ounces produced (000)
Palladium	76	74
Platinum	23	22

Total	99	96

Tons milled (000)	194	179
Mill head grade (ounce per ton)	0.54	0.57

Sub-grade tons milled (000) (1)	17	16
Sub-grade tons mill head grade (ounce per ton)	0.21	0.18

Total tons milled (000) (1)	211	195
Combined mill head grade (ounce per ton)	0.51	0.54
Total mill recovery (%)	92	92

Total operating costs per ounce (Non-GAAP) (2)	$338	$279
Total cash costs per ounce (Non-GAAP) (2)	$430	$339
Total production costs per ounce (Non-GAAP) (2)	$556	$467

Total operating costs per ton milled (Non-GAAP) (2)	$158	$137
Total cash costs per ton milled (Non-GAAP) (2)	$201	$167
Total production costs per ton milled (Non-GAAP) (2)	$260	$230

Stillwater Mining Company
Key Operating Factors (continued)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
OPERATING AND COST DATA FOR MINE PRODUCTION (Continued)
East Boulder Mine:
Ounces produced (000)
Palladium	25	25
Platinum	7	8

Total	32	33

Tons milled (000)	99	99
Mill head grade (ounce per ton)	0.37	0.37

Sub-grade tons milled (000) (1)	5	—
Sub-grade tons mill head grade (ounce per ton)	0.11	—

Total tons milled (000) (1)	104	99
Combined mill head grade (ounce per ton)	0.36	0.37
Total mill recovery (%)	89	89

Total operating costs per ounce (Non-GAAP) (2)	$337	$363
Total cash costs per ounce (Non-GAAP) (2)	$459	$439
Total production costs per ounce (Non-GAAP) (2)	$557	$618

Total operating costs per ton milled (Non-GAAP) (2)	$106	$120
Total cash costs per ton milled (Non-GAAP) (2)	$144	$145
Total production costs per ton milled (Non-GAAP) (2)	$175	$204

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only. See “Proven and Probable Ore Reserves — Discussion” in the Company’s 2010 Annual Report on Form 10-K for further information.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment write-down’s, gain or loss on disposal of property, plant and equipment, restructuring costs and interest income and expense are not included in total operating costs, total cash costs or total production costs. Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Costs of Revenues” and the accompanying discussion for additional detail.

Stillwater Mining Company
Key Operating Factors (continued)
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, where noted)	2011	2010
SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium (oz.)	91	104
Platinum (oz.)	24	31

Total	115	135

PGM recycling: (1)
Palladium (oz.)	26	19
Platinum (oz.)	14	14
Rhodium (oz.)	3	3

Total	43	36

Other: (2)
Palladium (oz.)	—	10

By-products from mining: (3)
Rhodium (oz.)	—	1
Gold (oz.)	2	2
Silver (oz.)	2	2
Copper (lb.)	175	261
Nickel (lb.)	340	312

Average realized price per ounce (4)
Mine production:
Palladium ($/oz.)	$784	$413
Platinum ($/oz.)	$1,782	$1,428
Combined ($/oz)(5)	$994	$644

PGM recycling: (1)
Palladium ($/oz.)	$653	$365
Platinum ($/oz.)	$1,696	$1,390
Rhodium ($/oz)	$2,260	$1,864

Other: (2)
Palladium ($/oz.)	$—	$462

By-products from mining: (3)
Rhodium ($/oz.)	$—	$2,458
Gold ($/oz.)	$1,383	$1,100
Silver ($/oz.)	$33	$16
Copper ($/lb.)	$4.18	$3.08
Nickel ($/lb.)	$10.57	$8.21

Average market price per ounce (4)
Palladium ($/oz.)	$791	$441
Platinum ($/oz.)	$1,793	$1,563
Combined ($/oz)(5)	$1,002	$697

(1)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.

(2)	Ounces sold and average realized price per ounce from other relate to ounces purchased in the open market for resale.

(3)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

(4)	The Company’s average realized price represents revenues, which include the effect of any applicable agreement floor and ceiling prices, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London Bullion Market Association afternoon postings for the actual months of the period.

(5)	The Company reports a combined average realized and a combined average market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

Reconciliation of Non-GAAP Measures to Costs of Revenues
     The Company utilizes certain non-GAAP measures as indicators in assessing the performance of its mining and processing operations during any period. Because of the processing time required to complete the extraction of finished PGM products, there are typically lags of one to three months between ore production and sale of the finished product. Sales in any period include some portion of material mined and processed from prior periods as the revenue recognition process is completed. Consequently, while costs of revenues (a GAAP measure included in the Company’s Consolidated Statement of Operations and Comprehensive Income) appropriately reflects the expense associated with the materials sold in any period, the Company has developed certain non-GAAP measures to assess the costs associated with its producing and processing activities in a particular period and to compare those costs between periods.
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
     Total Costs of Revenues: For the Company as a whole, this measure is equal to total costs of revenues, as reported in the Consolidated Statement of Operations and Comprehensive Income. For the Stillwater Mine, the East Boulder Mine, and other PGM activities, the Company segregates the expenses within total costs of revenues that are directly associated with each of these activities and then allocates the remaining facility costs included in total cost of revenues in proportion to the monthly volumes from each activity. The resulting total costs of revenues measures for Stillwater Mine, East Boulder Mine and other PGM activities are equal in total to total costs of revenues as reported in the Company’s Consolidated Statement of Operations and Comprehensive Income.
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

Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$44,300	$38,741
Royalties, taxes and other	13,048	8,262

Total cash costs (Non-GAAP)	$57,348	$47,003
Asset retirement costs	141	130
Depletion, depreciation and amortization	15,801	18,457
Depletion, depreciation and amortization (in inventory)	(317)	(442)

Total production costs (Non-GAAP)	$72,973	$65,148
Change in product inventories	(7,495)	4,691
Cost of PGM recycling	45,154	30,995
PGM recycling — depreciation	262	44
Add: Profit from PGM recycling	3,039	2,899

Total consolidated costs of revenues (1)	$113,933	$103,777

Stillwater Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$33,310	$26,865
Royalties, taxes and other	9,072	5,791

Total cash costs (Non-GAAP)	$42,382	$32,656
Asset retirement costs	131	120
Depletion, depreciation and amortization	11,987	12,698
Depletion, depreciation and amortization (in inventory)	319	(520)

Total production costs (Non-GAAP)	$54,819	$44,954
Change in product inventories	(6,620)	469
Add: Profit from PGM recycling	2,288	2,165

Total costs of revenues	$50,487	$47,588

East Boulder Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$10,990	$11,876
Royalties, taxes and other	3,976	2,471

Total cash costs (Non-GAAP)	$14,966	$14,347
Asset retirement costs	10	10
Depletion, depreciation and amortization	3,814	5,759
Depletion, depreciation and amortization (in inventory)	(636)	78

Total production costs (Non-GAAP)	$18,154	$20,194
Change in product inventories	(875)	(400)
Add: Profit from PGM recycling	751	734

Total costs of revenues	$18,030	$20,528

PGM recycling and Other (2)
Reconciliation to costs of revenues:
Cost of open market purchases	$—	$4,622
PGM recycling — depreciation	262	44
Cost of PGM recycling	45,154	30,995

Total costs of revenues	$45,416	$35,661

(1)	Revenues from the sale of mined by-products are credited against gross production costs for Non-GAAP presentation. Revenues from the sale of mined by-products are reported on the Company’s financial statements as mined revenue and are included in consolidated costs of revenues. Total costs of revenues in the above table have been reduced by $7.5 million and $8.2 million for the first quarter of 2011 and 2010, respectively.

(2)	PGM recycling and Other include PGM recycling and metal purchased on the open market for resale.

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
     The Company entered into a three-year supply agreement with General Motors Corporation (GM) effective January 1, 2011 that provides for fixed quantities of palladium to be delivered to GM each month. The agreement provides for pricing at a small discount to a trailing market price. The Company is continuing to negotiate potential supply arrangements with other large PGM consumers and in the meantime is selling its remaining mine production under month-to-month and spot sales agreements.
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
     Financially settled forward sales provide another mechanism to offset fluctuations in metal prices associated with future production, particularly in circumstances where the Company elects to retain control of the final disposition of the metal. In financially settled forward sales, the parties agree in advance to a net financial settlement in the future based on the difference between the market price of the metal on the settlement date and a forward price set at inception. Consequently, at the settlement date, the Company receives the net difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. No metal changes hands between the parties in these financially settled transactions. The Company generally has accounted for financially settled forward transactions as cash flow hedges, as they are not eligible for treatment as normal purchases and normal sales. However, if the Company determines not to document them as cash flow hedges, these transactions are marked to market in each accounting period and the realized and unrealized gains or losses are recognized in net income in each period. As of March 31, 2011 and 2010, the Company was not party to any financially settled forward agreements.
     Periodically, the Company also has entered into financially settled forwards related to its recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses on such transactions therefore are recognized in net income in each period.

Interest Rate Risk
     At March 31, 2011, all of the Company’s outstanding long-term debt was subject to fixed rates of interest. Interest income on payments to the Company’s recycling suppliers is generally linked to short-term inter-bank rates.
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
Credit Risk
     During the third quarter of 20l0, the Company revised its cash management guidelines to extend the available investment maturities on a portion of its cash balances, broaden the suite of permissible investments, and adjust the percentage limits on certain classes of investments. The Company’s investment securities at March 31, 2011, consisted of a mutual fund, federal agency notes and commercial paper. All investment securities are classified as available-for-sale and are reported at fair value. The Company’s intent is to hold its available-for-sale investment securities until maturity and therefore any unrealized gain or loss is deemed to be temporary.
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
     In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and well operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The Company also designed disclosure controls and procedures based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
(b) Internal Control Over Financial Reporting.
     In reviewing internal control over financial reporting as of March 31, 2011, management determined that during the first quarter of 2011 there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
     The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
     For further information on legal guarantees and indemnities, see Note 19 “Commitments and Contingencies” in the Company’s audited consolidated financial statements as presented in the Company’s 2010 Annual Report on Form 10-K.
ITEM 1A
RISK FACTORS
     The Company filed its Annual Report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission on February 22, 2011, which sets forth its risk factors in Item 1A therein. As of the date of this filing, the Company has not experienced any material changes to the risk factors previously described therein.
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
     In legislation signed into law on July 21, 2010, publicly traded mining companies are required to disclose certain statistics pertaining to their compliance with the Mine Act. For the quarter ending March 31, 2011, none of the Company’s mines received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. During the quarter ending March 31, 2011, the Company experienced no fatalities at any of its mines.
     The table below includes these statistics for the first quarter of 2011. For each mine site, the numbers listed below are numbers of actual issuances of citations/orders except for proposed assessment dollar values.

	Section	Section	Section	Section	Assessment	Legal
	104 (S&S)	104 (b)	104 (d)	107 (a)	(in 000’s)	Actions
Stillwater Mine	21	—	—	—	$22	7

East Boulder Mine	11	—	—	—	$9	5
     As of the quarter ending March 31, 2011, the Company had a total of 12 matters pending before the Federal Mine Safety and Health Review Commission. This includes legal actions that were initiated prior to the three months ending March 31, 2011, and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such twelve-month period.
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

STILLWATER MINING COMPANY (Registrant)
Date: May 4, 2011	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2011	By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS

Number	Description
10.1	Palladium and Platinum Sales Agreement, dated January 1, 2011, by and between Stillwater Mining Company and Ford Motor Company, (portions of the agreement have been omitted pursuant to a confidential treatment request), filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, dated, May 4, 2011

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, dated, May 4, 2011

32.1	Section 1350 Certification, dated, May 4, 2011

32.2	Section 1350 Certification, dated, May 4, 2011

101	The following materials from the Quarterly Report on Form 10-Q of Stillwater Mining Company for the three-month periods ended March 31, 2011 and 2010, filed on May 4, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Operations and Comprehensive Income (Loss), (ii) Balance Sheets, (iii) Statements of Cash Flows, (iv) document and entity information, and (v) related notes to these financial statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL document is unaudited and these are not the officially publicly filed financial statements of Stillwater Mining Company. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.