Form 10-Q
period 2011-06-30
STILLWATER MINING CO /DE/
filed 2011-08-03
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011.
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

(Address of principal executive offices)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
At July 25, 2011 the Company had outstanding 103,081,612 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED JUNE 30, 2011
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosure About Market Risk	40
Item 4. Controls and Procedures	42
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	42
Item 1A. Risk Factors	42
Item 5. Other Information	43
Item 6. Exhibits	44
SIGNATURES	45

CERTIFICATIONS	46
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS
Stillwater Mining Company
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues

Mine production	$139,733	$92,570	$261,713	$187,769
PGM recycling	82,872	42,291	130,953	75,941
Other	—	—	—	4,622

Total revenues	222,605	134,861	392,666	268,332

Costs and expenses
Costs of metals sold
Mine production	65,094	54,980	125,344	112,843
PGM recycling	79,552	39,256	124,706	70,251
Other	—	—	—	4,622

Total costs of metals sold	144,646	94,236	250,050	187,716

Depletion, depreciation and amortization
Mine production	15,395	16,589	31,196	35,046
PGM recycling	265	39	527	83

Total depletion, depreciation and amortization	15,660	16,628	31,723	35,129

Total costs of revenues	160,306	110,864	281,773	222,845

Marketing	2,800	807	3,653	1,275
Exploration	75	—	75	—
Research and development	621	—	1,080	—
General and administrative	9,893	7,251	16,255	13,672
(Gain)/loss on disposal of property, plant and equipment	(207)	9	(226)	(208)

Total costs and expenses	173,488	118,931	302,610	237,584

Operating income	49,117	15,930	90,056	30,748

Other income (expense)
Other	4	3	12	9
Interest income	951	532	1,733	933
Interest expense	(1,637)	(1,636)	(3,272)	(3,269)
Foreign currency transaction gain	—	—	182	—

Income before income tax provision	48,435	14,829	88,711	28,421

Income tax provision	(5,737)	(239)	(9,821)	(472)

Net income	$42,698	$14,590	$78,890	$27,949

Other comprehensive income (loss), net of tax	86	16	(104)	(178)

Comprehensive income	$42,784	$14,606	$78,786	$27,771

Weighted average common shares outstanding
Basic	103,037	97,735	102,688	97,390
Diluted	111,123	105,932	110,924	105,616

Basic earnings per share

Net income	$0.41	$0.15	$0.77	$0.29

Diluted earnings per share

Net income	$0.39	$0.15	$0.73	$0.28

See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$105,009	$19,363
Investments, at fair market value	149,879	188,988
Inventories	156,285	101,806
Trade receivables	7,773	7,380
Deferred income taxes	29,027	17,890
Other current assets	11,952	13,940

Total current assets	459,925	349,367

Property, plant and equipment, net of $408,497 and $378,390 of accumulated depletion, depreciation and amortization	531,854	509,787
Restricted cash	35,070	38,070
Other noncurrent assets	12,088	12,246

Total assets	$1,038,937	$909,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$24,049	$19,405
Accrued compensation and benefits	29,095	24,746
Property, production and franchise taxes payable	12,815	10,999
Income taxes payable	9,821	—
Other current liabilities	7,665	3,052

Total current liabilities	83,445	58,202

Long-term debt	196,027	196,010
Deferred income taxes	64,996	53,859
Accrued workers compensation	6,601	7,155
Asset retirement obligation	7,033	6,747
Other noncurrent liabilities	5,553	4,425

Total liabilities	363,655	326,398

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 103,056,185 and 101,881,816 shares issued and outstanding	1,031	1,019
Paid-in capital	774,887	761,475
Accumulated deficit	(99,680)	(178,570)
Accumulated other comprehensive loss	(956)	(852)

Total stockholders’ equity	675,282	583,072

Total liabilities and stockholders’ equity	$1,038,937	$909,470

See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cash flows from operating activities
Net income	$42,698	$14,590	$78,890	$27,949

Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	15,660	16,628	31,723	35,129
(Gain)/loss on disposal of property, plant and equipment	(207)	9	(226)	(208)
Accretion of asset retirement obligation	145	133	286	263
Amortization of debt issuance costs	246	245	491	490
Stock based compensation and other benefits	2,689	2,523	5,789	5,489

Changes in operating assets and liabilities:
Inventories	(15,505)	(13,243)	(55,569)	(20,178)
Trade receivables	81	835	(393)	(4,222)
Accrued compensation and benefits	3,051	202	4,341	(457)
Accounts payable	1,450	1,739	4,644	5,383
Property, production and franchise taxes payable	1,273	(624)	2,944	641
Income taxes payable	5,737	239	9,821	472
Workers compensation	(78)	875	(554)	1,749
Restricted cash	—	—	3,000	(25)
Other	1,571	(3,049)	7,496	(1,610)

Net cash provided by operating activities	58,811	21,102	92,683	50,865

Cash flows from investing activities
Capital expenditures	(23,110)	(13,860)	(46,295)	(24,587)
Purchase of long-term investment	—	—	(616)	—
Proceeds from disposal of property, plant and equipment	207	—	228	265
Purchases of short-term investments	(32,801)	(82,586)	(98,096)	(126,632)
Proceeds from maturities of short-term investments	58,575	—	137,017	12,973

Net cash provided by (used in) investing activities	2,871	(96,446)	(7,762)	(137,981)

Cash flows from financing activities
Issuance of common stock	7	190	725	441

Net cash provided by financing activities	7	190	725	441

Cash and cash equivalents
Net increase (decrease)	61,689	(75,154)	85,646	(86,675)
Balance at beginning of period	43,320	155,135	19,363	166,656

Balance at end of period	$105,009	$79,981	$105,009	$79,981

See accompanying notes to consolidated financial statements

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1
GENERAL
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of June 30, 2011 and the results of its operations and its cash flows for the three- and six- month periods ended June 30, 2011 and 2010. The results of operations for the first six months of 2011 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements in this quarterly report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s March 31, 2011 Quarterly Report on Form 10-Q and in the Company’s 2010 Annual Report on Form 10-K.
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
NOTE 2
SALES
Mine Production
     The Company mines and processes ores containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to third party refineries for final processing from where they are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product precious metals are normally sold at market prices to customers, brokers or outside refiners. By-products of copper and nickel are produced by the Company at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are included in revenues from mine production. During the second quarter of 2011 and 2010, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $8.0 million for each reporting period. During the first six months of 2011 and 2010, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $15.5 million and $16.2 million, respectively.
     The Company has a supply agreement with General Motors Corporation (GM) that provides for fixed quantities of palladium to be delivered to GM each month. The agreement provides for pricing at a small discount to a trailing market price. The Company also has palladium and platinum supply agreements with Ford Motor Company and BASF and a platinum supply agreement with Tiffany & Co. The Company is continuing to negotiate potential supply arrangements with other large PGM consumers and in the meantime is selling its remaining mine production under month-to-month and spot sales agreements.

PGM Recycling
     The Company purchases spent catalyst materials from third parties and processes these materials in its facilities in Columbus, Montana to recover palladium, platinum and rhodium for sale. It also accepts material supplied from third parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company has entered into sourcing arrangements for catalyst material with several suppliers. Under these sourcing arrangements as currently structured, the Company advances cash against a shipment of material shortly before receiving the physical shipment. These advances are included in Other current assets on the Company’s consolidated balance sheet until such time as the material has been physically received and title has transferred to the Company. The Company holds a security interest in materials procured by its largest recycling supplier that have not been received by the Company. Once the material is physically received and title has transferred, the associated advance is reclassified from Other current assets into Inventories. Finance charges collected on advances and inventories prior to being earned are included in Other current liabilities on the Company’s consolidated balance sheet. Finance charges are reclassed from Other current liabilities to Interest income ratably from the time the advance was made until the out-turn date of the inventory.
     At the same time the Company commits to purchase recycling material, it typically enters into a fixed forward contract for future delivery of the PGMs contained in the recycled material at a price consistent with the purchase cost of the recycled material. The fixed forward contract commits the Company to deliver finished metal on a specified date that normally corresponds to the expected out-turn date for the metal from the final refiner. The purpose of this arrangement is to eliminate the Company’s exposure to fluctuations in market prices during processing, while at the same time creating an obligation for the Company to deliver metal at a future point in time that could be subject to operational risks. If the Company were unable to complete the processing of the recycled material by the contractual delivery date, it could either cover its delivery commitments with mine production or purchase finished metal in the open market. If open market purchases are used, the Company would bear the cost (or benefit) of any change in the market price relative to the price stipulated in the delivery contract.
Other
     The Company makes other open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $4.6 million for 10,000 ounces of PGMs that were purchased in the open market and resold for the six- month period ended June 30, 2010.
Total Sales
     Total sales to significant customers as a percentage of total revenues for the three- and six- month periods ended June 30, 2011 and 2010, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Customer A	24%	15%	24%	18%
Customer B	24%	10%	21%	*
Customer C	19%	47%	21%	51%
Customer D	*	*	10%	*

	67%	72%	76%	69%

*	Represents less than 10% of total revenues
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
PGM Recycling
     The Company regularly enters into fixed forward sales relating to its recycling of PGM catalyst materials. The metals from PGM recycled materials are typically sold forward at the time the Company commits to purchase the materials and delivered against the fixed forward contracts when the ounces are recovered. All of these fixed forward sales contracts open at June 30, 2011, will settle at various periods through November 2011. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. As of June 30, 2011, no such margin deposits were outstanding or due.
     Occasionally, the Company also has entered into financially settled forward contracts on its recycled materials. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal on a specific future date. No financially settled forward contracts were entered into during the second quarter of 2011. The Company generally has not designated these contracts as cash flow hedges, so they are marked to market at the end of each accounting period. The change in the fair value of the derivatives is reflected in the consolidated statement of operations and comprehensive income.
     The following is a summary of the Company’s outstanding commodity derivatives as of June 30, 2011:
PGM Recycling:

Fixed Forwards

	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price
Third Quarter 2011	25,028	$1,794	37,258	$763	5,643	$2,211
Fourth Quarter 2011	564	$1,711	676	$745	1,258	$2,055
NOTE 4
SHARE-BASED COMPENSATION
Stock Plans
     The Company sponsors stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. Effective March 1, 2011, the Company ceased offering stock options as incentive compensation to employees and non-employee directors and in the future expects to issue only cash awards or nonvested shares in lieu of stock options. The Company continues to have stock options previously issued that remain outstanding. The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise period, vesting period and all other terms of instruments issued under the Plans. Approximately 1.1 million shares were available and reserved for grant as of June 30, 2011.
Stock Options
     The Company received $0.7 million in cash from the exercise of stock options in the six- month period ended June 30, 2011. The Company received $0.2 million and $0.4 million in cash from the exercise of stock options in the three- and six- month periods ended June 30, 2010, respectively.
     The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant using a Black-Scholes option pricing model. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture. The compensation expense, recorded in General and administrative in the Consolidated Statements of Operations and Comprehensive Income, related to stock options during the three- month periods ended June 30, 2011 and 2010, was $61,500 and $36,000, respectively, and $131,000 and $74,000 during the six- month periods ended June 30, 2011 and 2010, respectively.
The following table presents the total compensation expense (in thousands) not yet recognized related to nonvested stock options to be recognized over the remaining vesting periods:

Compensation
(in thousands)	Expense
Remaining six months of 2011	$97
2012	$95
2013	$32

Total	$224

Nonvested Shares
     The following table summarizes the status of and changes in the Company’s nonvested shares during the first six months of 2011:

		Weighted-Average
Six Months Ended June 30, 2011	Nonvested Shares	Grant-Date Fair Value
Nonvested shares at December 31, 2010	1,563,886	$9.37
Granted	310,681	23.02
Vested	(412,211)	14.86
Forfeited	(714)	16.57

Nonvested shares at March 31, 2011	1,461,642	$10.72

Granted	46,907	21.33
Vested	—	—
Forfeited	(400)	23.06

Nonvested shares at June 30, 2011	1,508,149	$11.04

     Compensation expense related to grants of nonvested shares was $1.6 million in the three- month periods ended June 30, 2011 and 2010, respectively, and is included within General and administrative in the Consolidated Statements of Operations and Comprehensive Income. Compensation expense related to grants of nonvested shares was $3.1 million and $3.2 million in the six- month periods ended June 30, 2011 and 2010, respectively.
     The following table presents the compensation expense (in millions) of the nonvested shares outstanding at June 30, 2011 to be recognized over the remaining vesting periods:

Compensation
(in millions)	Expense
Third quarter 2011	$1.7
Fourth quarter 2011	1.6
2012	5.0
2013	2.9
2014	0.3

Total	$11.5

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
     At June 30, 2011, the Company has net operating loss carryforwards (NOLs), which expire at various times in years 2011 through 2030. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers, more likely than not, will not be realized. As of June 30, 2011, the Company has accrued $5.7 million and $9.8 million for its estimated alternative minimum tax (“AMT”) obligations associated with earnings for the three- and six- month periods ended June 30, 2011. The Company has AMT net operating loss carry-forwards, and anticipates that up to approximately $80.5 million of 2011 AMT income will be subject to offset by available AMT NOLs. This reflects the provisions of Internal Revenue Code section 382, which imposes limitations on the usage of NOL carry-forwards following an ownership change of greater than 50%. The Company recognized an income tax provision of $0.2 million and $0.5 million for the three- and six- month periods ended June 30, 2010, respectively. Changes in the Company’s net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.
     The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax provision in the Consolidated Statements of Operations and Comprehensive Income. There were no interest or penalties for the three- and six- month periods ended June 30, 2011 and 2010. Tax years still open for examination by the taxing authorities are the years ending December 31, 2010, 2009, and 2008.
NOTE 6
COMPREHENSIVE LOSS
     Other comprehensive loss consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income. As of June 30, 2011 and 2010, such items consisted of unrealized losses on available-for-sale marketable securities.
     The following summary sets forth the changes in Accumulated other comprehensive income (loss) in stockholders’ equity for the first six months of 2011 and 2010:

(in thousands)	Accumulated Other
Six Months Ended June 30, 2011	Comprehensive Loss

Balance at December 31, 2010	$(852)

Change in value	(190)

Comprehensive loss	$(190)

Balance at March 31, 2011	$(1,042)

Change in value	86

Comprehensive income	$86

Balance at June 30, 2011	$(956)

(in thousands)	Accumulated Other
Six Months Ended June 30, 2010	Comprehensive Loss

Balance at December 31, 2009	$(90)

Change in value	(194)

Comprehensive loss	$(194)

Balance at March 31, 2010	$(284)

Change in value	16

Comprehensive income	$16

Balance at June 30, 2010	$(268)

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
     In October 2009, the Company undertook the exchange of $15.0 million face amount of the convertible debentures for 1.84 million shares of the Company’s common stock. The debentures so acquired were retired. There is $166.5 million face value of the debentures outstanding as of June 30, 2011.
     Amortization expense related to the issuance costs of the debentures was approximately $0.2 million for each of the three- month periods ended June 30, 2011 and 2010, respectively, and $0.5 million for each of the six- month periods ended June 30, 2011 and 2010, respectively. The interest expense on the debentures was approximately $0.8 million, respectively, for each of the three- month periods ended June 30, 2011 and 2010, and $1.6 million, respectively, for each of the six-month periods ended June 30, 2011 and 2010. The Company made cash payments of $1.6 million for interest on the debentures for each of the six- month periods ended June 30, 2011 and 2010, respectively.
     The Company also has outstanding a $30.0 million offering of 8.0% Exempt Facility Revenue Bonds, Series 2000, issued through the State of Montana Board of Investments and due July 1, 2020. The balance outstanding at June 30, 2011, was $29.5 million, which is net of unamortized discount of $0.5 million.
     Subsequent to June 30, 2011, in connection with the signing of the Peregrine arrangement agreement on July

11, 2011, the Company received a bridge capital loan commitment of $200.0 million in order to provide for additional working capital support if needed following the closing of the Peregrine acquisition.
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
     The Canadian Properties segment consists of the Marathon PGM assets (the majority of which is mineral property) and the Bermuda exploration mineral property. The principal Marathon property acquired is a large PGM and copper deposit located near the town of Marathon, Ontario, Canada. The Marathon deposit is currently in the permitting stage and will not be in production for several years. The Bermuda exploration mineral property is located adjacent to the Marathon property. Financial information available for this segment of the Company consists of total asset values, general and administrative costs, exploration costs and capital expenditures as the properties are developed.
     The All Other group primarily consists of assets, revenues, and expenses of various corporate and support functions.
     The Company evaluates performance and allocates resources based on income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands)	Mine	PGM	Canadian	All
Three Months Ended June 30, 2011	Production	Recycling	Properties	Other	Total
Revenues	$139,733	$82,872	$—	$—	$222,605
Depreciation and amortization	$15,395	$265	$—	$—	$15,660
Interest income	$—	$544	$—	$407	$951
Interest expense	$—	$—	$—	$1,637	$1,637
Income (loss) before income taxes	$59,451	$3,449	$(766)	$(13,699)	$48,435
Capital expenditures	$21,492	$39	$1,510	$69	$23,110
Total assets	$402,990	$89,855	$192,859	$353,233	$1,038,937

(in thousands)	Mine	PGM	Canadian	All
Three Months Ended June 30, 2010	Production	Recycling	Properties	Other	Total
Revenues	$92,570	$42,291	$—	$—	$134,861
Depreciation and amortization	$16,589	$39	$—	$—	$16,628
Interest income	$—	$371	$—	$161	$532
Interest expense	$—	$—	$—	$1,636	$1,636
Income (loss) before income taxes	$20,992	$3,367	$—	$(9,530)	$14,829
Capital expenditures	$12,163	$1,684	$—	$13	$13,860
Total assets	$396,028	$53,216	$—	$318,679	$767,923

(in thousands)	Mine	PGM	Canadian	All
Six Months Ended June 30, 2011	Production	Recycling	Properties	Other	Total
Revenues	$261,713	$130,953	$—	$—	$392,666
Depreciation and amortization	$31,196	$527	$—	$—	$31,723
Interest income	$—	$919	$—	$814	$1,733
Interest expense	$—	$—	$—	$3,272	$3,272
Income (loss) before income taxes	$105,399	$6,339	$(1,040)	$(21,987)	$88,711
Capital expenditures	$36,747	$64	$9,350	$134	$46,295
Total assets	$402,990	$89,855	$192,859	$353,233	$1,038,937

(in thousands)	Mine	PGM	Canadian	All
Six Months Ended June 30, 2010	Production	Recycling	Properties	Other	Total
Revenues	$187,769	$75,941	$—	$4,622	$268,332
Depreciation and amortization	$35,046	$83	$—	$—	$35,129
Interest income	$—	$659	$—	$274	$933
Interest expense	$—	$—	$—	$3,269	$3,269
Income (loss) before income taxes	$40,088	$6,266	$—	$(17,933)	$28,421
Capital expenditures	$21,568	$2,942	$—	$77	$24,587
Total assets	$396,028	$53,216	$—	$318,679	$767,923
NOTE 9
INVENTORIES
     For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that the market value of the inventory does not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and the market value may not be less than net realizable value reduced by an allowance for a normal profit margin.
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

     Inventories reflected in the accompanying balance sheets consisted of the following:

	June 30,	December 31,
(in thousands)	2011	2010
Metals inventory
Raw ore	$1,313	$943
Concentrate and in-process	47,973	40,818
Finished goods	87,705	42,236

	136,991	83,997
Materials and supplies	19,294	17,809

Total inventory	$156,285	$101,806

NOTE 10
EARNINGS PER SHARE
     Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised or vested and the Company’s convertible debt was converted. Reported net income was adjusted for the interest expense (including amortization expense of deferred debt fees) and the related income tax effect for the convertible debentures for the three- and six- month periods ending June 30, 2011 and 2010. The Company currently has only one class of equity shares outstanding.
     A total of 78,418 and 48,450 options to purchase weighted shares of common stock were included in the computation of diluted earnings per share for the three- month periods ended June 30, 2011 and 2010, respectively. Outstanding options to purchase 96,671 and 47,935 of weighted shares of common stock were included in the computation of diluted earnings per share for the six- month periods ended June 30, 2011 and 2010, respectively. Outstanding options to purchase 54,302 and 478,354 of weighted shares of common stock were excluded from the computation of diluted earnings per share for the three- month periods ended June 30, 2011 and 2010, respectively, and outstanding options to purchase 70,745 and 488,371 of weighted shares of common stock were excluded from the computation of diluted earnings per share for the six- month periods ended June 30, 2011 and 2010, respectively, because the market price at the end of each period was lower than the exercise price, and therefore the effect would have been antidilutive.
     The effect of including outstanding nonvested shares was to increase diluted weighted average shares outstanding by 925,254 and 1,065,762 shares for the three- month periods ended June 30, 2011 and 2010, respectively. A total of 1,057,452 and 1,095,766 outstanding nonvested shares were included in the computation of diluted earnings per share for the six- month periods ended June 30, 2011 and 2010, respectively.
     All 7.1 million shares of common stock applicable to the outstanding convertible debentures were included in the computation of diluted weighted average shares in the three- and six- month periods ended June 30, 2011 and 2010.
     Reconciliations showing the computation of basic and diluted shares and the related impact on income for the three- month and six- month periods ended June 30, 2011 and 2010 are shown in the following table:

	Three Months Ended			Six Months Ended
	June 30, 2011			June 30, 2011
		Weighted			Weighted
		Average			Average
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$42,698			$78,890

Basic EPS
Income available to
common stockholders	42,698	103,037	$0.41	78,890	102,688	$0.77

Effect of Dilutive Securities
Stock options	—	79		—	97
Nonvested shares	—	925		—	1,057
1.875% Convertible debentures	994	7,082		1,987	7,082

Diluted EPS
Income available to common stockholders + assumed conversions	$43,692	111,123	$0.39	$80,877	110,924	$0.73

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
		Weighted			Weighted
		Average			Average
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$14,590			$27,949

Basic EPS
Income available to
common stockholders	14,590	97,735	$0.15	27,949	97,390	$0.29

Effect of Dilutive Securities
Stock options	—	49		—	48
Nonvested shares	—	1,066		—	1,096
1.875% Convertible debentures	994	7,082		1,987	7,082

Diluted EPS
Income available to common stockholders + assumed conversions	$15,584	105,932	$0.15	$29,936	105,616	$0.28

NOTE 11
REGULATIONS AND COMPLIANCE
     As of June 30, 2011, the Company believes all underground operations are in compliance with Mine Safety and Health Administration (MSHA) limits on diesel particulate matter (DPM) exposure for underground miners through the use of blended bio-diesel fuels, post exhaust treatments, power train advances and high secondary ventilation standards. No assurance can be given that any lack of compliance will not impact the Company in the future.
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
     Financial assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010, consisted of the following:

(in thousands)	Fair Value Measurements
At June 30, 2011	Total	Level 1	Level 2	Level 3
Mutual funds	$1,269	$1,269	$—	$—
Investments	$149,879	$149,879	$—	$—

(in thousands)	Fair Value Measurements
At December 31, 2010	Total	Level 1	Level 2	Level 3
Mutual funds	$1,092	$1,092	$—	$—
Investments	$188,988	$188,988	$—	$—
     The fair value of mutual funds and investments is based on market prices which are readily available. Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive income (loss).
     Financial assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2011, and December 31, 2010, consisted of the following:

(in thousands)	Fair Value Measurements
At June 30, 2011	Total	Level 1	Level 2	Level 3
Convertible debentures	$196,470	$—	$196,470	$—
Exempt facility revenue bonds	$40,547	$—	$—	$40,547

(in thousands)		Fair Value Measurements
At December 31, 2010	Total	Level 1	Level 2	Level 3
Convertible debentures	$193,973	$—	$193,973	$—
Exempt facility revenue bonds	$26,903	$—	$—	$26,903
     The Company used implicit interest rates of comparable unsecured obligations to calculate the fair value of the Company’s $30 million 8% Series 2000 exempt facility industrial revenue bonds at June 30, 2011, and December 31, 2010. The Company used its current trading data to determine the fair value of the Company’s $166.5 million 1.875% convertible debentures at June 30, 2011, and December 31, 2010.
ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
     The commentary that follows should be read in conjunction with the consolidated financial statements included in this quarterly report and with the information provided in the Company’s March 31, 2011 Quarterly Report on Form 10-Q and in the Company’s 2010 Annual Report on Form 10-K.

Overview
     Stillwater Mining Company (the “Company”) is a Delaware corporation, headquartered in Billings, Montana and listed on the New York Stock Exchange under the symbol SWC. The Company mines, processes, refines and markets palladium and platinum ores from two underground mines situated within the J-M Reef, an extensive trend of PGM mineralization located in Stillwater and Sweet Grass Counties in south central Montana. Ore produced from each of the mines is crushed and concentrated in a mill at each mine site. The resulting concentrates are then trucked to the Company’s smelting and refining complex in Columbus, Montana which processes the mine concentrates and also recycles spent catalyst materials received from third parties. A portion of the recycling material is purchased for the Company’s own account and the balance is toll processed on behalf of others. The finished product of the base metal refinery is a PGM-rich filter cake which is shipped to third parties for final refining into finished metal.
     In the fourth quarter of 2010, the Company announced two new expansion projects along the J-M Reef. The first of these, known as the Blitz project, is expected to develop new underground drifts on two levels from the current Stillwater Mine toward the eastern extremity of the reef. The other project, known as Graham Creek, is expected to develop about 8,200 feet toward the west from the existing East Boulder Mine infrastructure, using a tunnel boring machine (“TBM”). East Boulder Mine’s TBM which was used about a decade ago to develop initial access to the JM-Reef and then the west footwall lateral access paralleling the mineralized JM-Reef, has recently been re-commissioned for this new project. Initial work will assess the continuity and structural controls related to the JM-Reef in this area on the far western end of the Stillwater Complex.
     The Company also completed on November 30, 2010, the acquisition of the PGM-Copper assets of Marathon PGM Corporation, or Marathon PGM, for $63.6 million in cash and 3.88 million Stillwater common shares with a fair value as of the date of the acquisition of $73.4 million. Assuming successful completion of exploration and development activities and issuance of full permitting, the Marathon PGM-Cu property is currently anticipated to support an annual production of approximately 200,000 ounces of PGMs and about 37.0 million pounds of copper per year beginning in 2014 or 2015. The acquisition expanded the Company’s leverage to PGMs, while diversifying the Company’s ore body exposure beyond the J-M Reef and brought a broader exposure to copper.
Significant Recent Developments
     On July 11, 2011 the Company entered into an arrangement agreement to acquire all of the outstanding shares of Peregrine Metals Ltd (“Peregrine”). Peregrine, based in Vancouver, Canada, owns the Altar project, a large, undeveloped property located in the San Juan province of Argentina with significant copper and gold deposits. If completed, the Peregrine acquisition will significantly diversify the Company’s ore body exposure into copper and gold. Based on the 118.0 million Peregrine shares outstanding on July 11, 2011, the Company expects to issue approximately 9.6 million shares of Stillwater common stock and $159.3 million in cash as consideration to the Peregrine shareholders upon the closing of this transaction. In addition, the Company also expects to issue up to approximately 2.5 million shares of Stillwater common stock and $41.2 million in cash upon the exercise of all outstanding Peregrine options and warrants prior to the completion of the acquisition. Exercise of these options and warrants could result in as much as $35.0 million in cash coming into Peregrine, which would be retained by the Company. To the extent outstanding Peregrine options and warrants remain unexercised as of the transaction closing date, they will be exchanged for options and warrants to purchase shares of Stillwater common stock and the option and warrant holders will receive cash upon exercise, in the same proportions as the acquisition consideration payable to Peregrine shareholders. The net cash outlay for Stillwater in the transaction after considering cash from the exercise of options and warrants will be approximately $164.0 million. While the final value of the transaction will depend upon the Company’s share price at closing and the number of Peregrine warrants and options ultimately exercised, the Company expects to issue about 12.1 million new shares and expend net cash of approximately $164.0 million in completing the acquisition. In addition, the Company expects to incur approximately $10.0 million of transaction costs. The acquisition is anticipated to close in the fourth quarter of 2011.
     The acquisition is subject to a number of closing conditions and contingencies, including approval by shareholders of Peregrine, review and approval under the Investment Canada Act and approval by the British Columbia Supreme Court. Subject to satisfaction of these conditions, closing is expected to occur in the fourth quarter of 2011. The completion of exploration, permitting and development of the Altar project to achieve full-scale production is currently estimated to take between six and eight years and cost between $2.0 billion and $2.5 billion.
     These recent developments, particularly the Marathon acquisition and pending Peregrine acquisition, represent significant diversification opportunities beyond the Company’s operations in the J-M Reef. These acquisitions follow several years of evaluating possible acquisitions in an effort to reduce the Company’s exposure to a single mining property. The Company currently expects to finance the cash portion of the Peregrine acquisition consideration from its available cash and further expects to finance requisite working capital and the exploration, permitting and development of the two projects through a combination of cash flows from operations and future financing as opportunities warrant. The Company may also seek to partner with one or more other mining or development companies.
     Estimates of the project timing, cost, production yield and financing of the Marathon and Altar projects are preliminary and, in the case of Peregrine, have been formulated based on information pertaining to the Altar project derived from Peregrine. The Company has not yet completed a feasibility study with respect to the Altar project, and is currently conducting an advanced engineering study with respect to the Marathon Project and does not possess the same degree of knowledge and understanding of the Peregrine or Marathon properties as it does with respect to the mining properties it has owned and operated for a number of years. Accordingly, undue reliance should not be placed on the forward-looking information presented for these projects. The estimates presented herein are based on a number of assumptions and management decisions that are subject to significant uncertainties and contingencies, many of which are beyond the Company’s control. These assumptions and management decisions may prove incorrect, and many of the factors that will impact actual project timing, cost, production yield and financing plans are beyond the Company’s control. Many factors could cause the timing, cost, production yields and financing mix to differ from the Company’s current expectations and those differences could be material.
     The four-year labor agreement between the Company and United Steel Workers (“USW”) International Union Local 11-0001 covering represented employees at the Stillwater Mine and at the Company’s processing facilities in Columbus, Montana, expired on July 1, 2011. By mutual agreement, the existing contract was extended through July 9, 2011, in order to allow time for the union membership to vote on a new labor agreement. Voting on the contract was completed on July 8, 2011, affirming the new agreement. The Company experienced no work stoppage related to negotiation and ratification of the new agreement. The new labor agreement has a term of four years, expiring on June 1, 2015, and provides for increases in base wage rates of five percent in each of the first two years of the agreement and four percent in each of its final two years. It also restructures medical benefits to provide more focus on assisting employees and their families in maintaining good health, and it enhances certain incentive programs.
     On July 27, 2011, the Company’s common shares were conditionally approved for listing on the Toronto Stock Exchange (“TSX”), subject to the fulfillment of standard conditions. The Stillwater common shares are expected to begin trading on the TSX under the symbol “SWC” prior to the end of August 2011. The Company is reviewing its Canadian filings in order to comply with the filing requirements applicable to foreign entities whose shares are traded on the TSX.
Second Quarter Results
     During the second quarter of 2011, the Company reported mine production of 142,700 combined ounces of palladium and platinum — up from 112,600 ounces in the comparable quarter last year. The improved production reflected stronger ore grades in the off-shaft area of the Stillwater Mine and the restart in 2011 of production from the east side of the mine. Production at the East Boulder Mine was close to plan both in the second quarter of 2011 and 2010.
     For the second quarter of 2011, the Company reported net income of $42.7 million, or $0.39 per fully diluted share, an increase from $14.6 million, or $0.15 per share, reported in the second quarter 2010. PGM prices decreased during the second quarter of 2011, but remained substantially higher than a year earlier. The Company’s average realization on sales of mined palladium was $752 per ounce in the 2011 second quarter, up 53.2% from an average of $491 per ounce in the second quarter of 2010 but down from the $784 per ounce average in this year’s first quarter. Similarly for platinum sales, the Company realized an average of $1,769 per ounce in this year’s second quarter, up 15.9% from the average $1,526 per ounce in the same quarter last year but lower than from the $1,782 per ounce average in the 2011 first quarter.

     Factors that may have driven the increase in prices since the second quarter of 2010 appear to include the following:
•	Continuing recovery in PGM demand from the automotive sector worldwide, reflecting growth in car build rates and some inventory restocking;

•	Growth in ETF holdings of palladium and platinum, despite intermittent periods of liquidation;

•	Multiple production challenges, particularly for the South African producers;

•	Negligible exports of palladium during 2011 from the Russian state stockpile; and

•	Implementation of new emission standards in the United States for off-road diesel equipment in 2011.
     The Company’s PGM sales volumes from its mining operations increased to 136,600 combined ounces of palladium and platinum in the second quarter of 2011, up from 115,100 ounces in the first quarter of 2011 and 116,700 ounces sold during the second quarter of 2010. Despite the increased sales during this year’s second quarter, sold ounces continued to trail mined ounces produced. The main differences are a matter of inventory timing, as produced material may spend several weeks in processing before it becomes available for sale, and increased mined ounces produced quarter over quarter, which can result in fewer ounces available for sale during a particular period than ounces produced in the same period. Maintenance downtime in the smelter and the need to prioritize delivery commitments under recycling forward sales also from time to time may exacerbate these differences, although such differences should even out over time.
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
     The Company’s recycling volume increased to 125,200 ounces of PGMs, an increase of 26.2% over the 99,200 recycled in the second quarter of 2010. Recycled PGM ounces sold (which include palladium, platinum and rhodium) increased by 67.0% to 61,300 ounces in the 2011 second quarter, from 36,700 ounces for the second quarter of 2010. In addition, during the second quarter of 2011, the Company processed and returned 56,700 ounces of material tolled for third parties, compared to 76,700 ounces tolled and returned in the second quarter of 2010.
     Total consolidated cash costs per ounce, a non-GAAP measure of extraction efficiency explained more fully later in this discussion, at $384 per ounce during the second quarter were well below the Company’s annual 2011 guidance of $430 per ounce and lower than the $393 per ounce reported in the 2010 second quarter. Much of the improvement is attributable to strong mine production during the second quarter of this year. Year to date through June, total consolidated cash costs per ounce have averaged $410 per ounce, compared to $378 per ounce for the same period last year, in part reflecting higher royalties and taxes on higher PGM prices in 2011. Labor costs are also higher, reflecting higher wage rates and an increase in employee count since 2010.
     In monitoring the Company’s cost performance, management generally breaks total cash costs in any period (a non-GAAP measure discussed below that excludes inventory effects, recycling costs, depreciation and amortization, and in this case, calculated before recycling, by-products and development credits) into several key categories, including payroll and benefits, materials and supplies, utilities and fuel, contracted services, and royalties, taxes and insurance. The relative proportions of such costs vary, particularly because royalties, taxes and insurance are determined to a large extent by the level of metal prices and over the past several quarters have generally increased as PGM prices have increased. During the first six months of 2011, royalties, taxes and insurance comprised about 16% of operating costs, up from about 14% in the same period of 2010. During the same period, payroll and benefit costs declined to about 46% of total cash costs in the first six months of 2011 from about 49% in the first six months of 2010. Other cost components remained comparatively flat during the same period. The Company’s total available liquidity, expressed as cash plus short-term investments, strengthened during the quarter and at June 30, 2011, was $254.9 million, up from $208.4 million at December 31, 2010. Net working capital (including cash and investments) also increased over the quarter to $376.5 million at June 30, 2011 from $291.2 million at year end 2010. During the second quarter 2011, working capital uses increased $9.0 million as the recycling business grew.

Mining Operations
     As announced on July 11, 2011, the Company increased its 2011 annual forecast for mined palladium and platinum production to 515,000 ounces from its original guidance of 500,000 ounces. Mined production of palladium and platinum has exceeded original estimates for the first two quarters of 2011. Total mine production of PGMs during the second quarter of 2011 was 142,700 ounces and 273,800 ounces year to date in 2011. Production has exceeded expectations due primarily to more tons mined than anticipated, higher ore grades in the lower off shaft area of the Stillwater Mine and the contribution of higher grades from the east side of the mine. Although the Company believes that production for 2011 is likely to be higher than originally planned, this cautious increase recognizes that mining conditions at both mines may be a bit more difficult during the second half of this year and there may be a need to divert some mining resources into development.
     Capital spending is planned to increase from the $50.3 million in 2010 to about $120.0 million in 2011. Capital expenditures during the second quarter of 2011 totaled $23.1 million, and are expected to increase steadily as the year progresses. The higher 2011 spending target is primarily attributable to equipment replacement and expanded development efforts in the Montana mines, plus approximately $10.0 million of spending for the Marathon PGM-Cu project, $10.0 to $15.0 million for new resource developments within the J-M Reef, and $8.0 million for a new slag cleaning circuit in the Columbus processing facilities.
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
     The Blitz project now anticipates developing two 20,000-foot parallel drifts east from the existing infrastructure of the Stillwater Mine. One of these drifts will be driven conventionally, the other with a newly acquired and refurbished TBM. The Company expects to take delivery on the TBM late in 2011 and have it in operation by the second quarter of 2012. Full completion of the Blitz project is expected to take between five and six years, but initial ore production from Blitz could begin as early as 2015. Although the Blitz project will share some facilities with the Stillwater Mine, it will be operated independently of the Stillwater operation. The cost of the Blitz project is anticipated to be approximately $180.0 million spread over about six years. The Company is also seeking to permit a separate surface access for ventilation and delivery of materials in support of this project.
     The Graham Creek project will utilize an existing TBM at the East Boulder Mine to extend the existing drift about 8,200 feet to the west from the current western extremity of the mine. The resource evaluation, with its more limited scope, is expected to take about five years to complete at a cost of approximately $8.0 million. The plan would require installing a new ventilation raise at the end of the drift and constructing additional infrastructure once the development phase is completed. Year to date in 2011, the TBM has developed approximately 1,250 feet of new drift before idling it temporarily to allow for definitional drilling and an access breakout behind it. The TBM is expected to resume operation in November of 2011.
     Second quarter 2011 palladium and platinum production at the Stillwater Mine totaled 108,900 ounces, an improvement of 10.4% over the 98,600 ounces in the first quarter of 2011 and an increase of 25.8% over the 86,600 ounces produced in the fourth quarter of 2010. The increased production in the second quarter was driven by a combination of more tons mined, improved ore grades in the lower off shaft and resuming production from the east side of the mine that was idled in 2008.
     Stillwater Mine’s total cash costs of $367 per ounce for the second quarter of 2011 were lower than the $387 per ounce for the second quarter of 2010. Cash costs per ore ton mined at the Stillwater Mine were $190 for the second quarter, higher than the $165 per ton reported for the second quarter of 2010, in part reflecting the higher costs of mining on the east side. Capital expenditures at the Stillwater Mine were $16.3 million for the second quarter of 2011, less than planned, but more than the $9.1 million spent during the second quarter of 2010. Primary and secondary development for second quarter 2011 at the Stillwater Mine were about 5.8% behind plan with primary development advancing about 8,300 feet, and secondary development advancing about 3,900 feet. Diamond drilling footage totaled about 84,200 feet at the Stillwater Mine for the second quarter of 2011, about 13.2% less than planned. The shortfall in development and drilling footages is mainly the result of resources being allocated to mining. The mine would expect to make up most of these development shortfalls by year end.

     Management’s assessment of mining conditions for 2011 suggest that future ore grades in the lower off-shaft area of the Stillwater Mine are likely to remain more variable on average than in the past, reflecting the trend toward smaller stopes in that area than experienced in the past. This inherently leads to higher unit costs. In planning for 2011, the Company has taken these lower grades into account and has resumed planned production on the east side of the mine. In the past the east side has enjoyed higher ore grades but also encountered more difficult mining conditions and higher costs. These higher cost stopes are economic at current PGM prices.
     Mining production at the East Boulder Mine was on plan for the second quarter of 2011, with combined palladium and platinum production of 33,800 ounces. Total cash costs of $442 per mined ounce were slightly below plan for the quarter. During the second quarter of 2010 the East Boulder Mine produced 33,400 ounces of palladium and platinum at a total cash cost of $407 per ounce. The increased cash costs were directionally in line with a manpower increase of 17.8%, plus the effect on royalty and tax expense of higher PGM prices. Capital expenditures at the mine were $4.2 million in the second quarter of 2011 compared to $1.2 million in the second quarter of 2010. Actual primary development at the East Boulder Mine advanced about 3,400 feet during the 2011 second quarter, and secondary development advanced 2,700 feet during the quarter. In total, development footage at the East Boulder Mine is ahead of plan, in part because the TBM is operating. Diamond drilling footage totaled about 21,500 feet for the second quarter, behind plan, but is expected to catch up to plan during the remainder of the year.
PGM Recycling
     The Company also recycles spent catalyst material, commingled with its mine concentrates, through its smelting and refining facilities in Columbus, Montana, ultimately recovering the palladium, platinum and rhodium from these materials. As noted previously, total recycle ounces processed (purchased and tolled) in the second quarter of 2011 were 125,200 ounces, up 26.2% when compared to 99,200 ounces in the second quarter of 2010. For the second quarter of 2011, the Company earned $3.4 million from recycling operations on revenues of $82.9 million, reflecting a combined average realization of $1,330 per sold ounce. For the second quarter of 2010, the Company also reported net income from recycling operations of $3.4 million, on revenues of $42.3 million and a combined average realization of $1,106 per sold ounce. Higher combined average realizations and higher sales volumes were offset by lower volumes of toll ounces processed and increased costs as a result of modifications to supplier contracts that allow the Company to remain competitive in the recycling business. Total tons of recycling material processed during the second quarter of 2011, including tolled material, averaged 21.0 tons per day, compared to 16.6 tons per day in the second quarter of 2010. Higher PGM prices continue to create a strong incentive for suppliers to collect recycling material. During first quarter 2011, the Company entered into sourcing arrangements for catalyst material with several new suppliers.
     During the past couple of years, the Company has completed a number of projects in support of its recycling activities. In May 2009, the Company commissioned a new electric furnace in the Columbus smelter, increasing throughput capacity and creating backup furnace capacity in the event of planned or unforeseen outages. During the third quarter 2010, the Company commissioned a dedicated catalyst receiving, crushing and sampling plant that allows for the segregation and handling of multiple batches of recycling material simultaneously. During the first quarter of 2011, the Company commissioned a state-of-the-art assay laboratory, constructed and equipped in 2010, which utilizes an automated x-ray facility that provides accurate results with faster turnaround times than conventional fire assay methods. New laboratory software supports this automated x-ray system, as well as other laboratory processes.
     These investments are intended to increase the Company’s capacity to receive and process spent catalytic materials and to speed up the processing of such material. The aim is to strengthen the Company’s competitive position in the recycling business by sharply reducing the turn-around time on recycling lots, allowing suppliers to receive settlement payments more quickly and so reduce their working capital requirements. Faster assay information also allows the Company and its suppliers to keep pace with an increasingly complex array of different catalyst formulations.
     In sourcing recycled automotive catalysts, the Company only advances funds to its suppliers when the associated material for recycling is awaiting transit or is already in transit to the Columbus processing facilities. The new recycling sampling and assay facilities should allow the Company to accelerate final settlements with suppliers, thereby reducing the amount of working capital they require. Outstanding procurement advances that were not backed up by inventory physically in the Company’s possession at June 30, 2011 and 2010, totaled $2.6 million and $3.1 million, respectively.
Marathon PGM-Cu Project
     During the first half of 2011, the Company continued environmental assessment and permitting work at its Marathon PGM-Copper project in Ontario, Canada. Additional delineation drilling also is ongoing at Marathon in order to optimize design of the pit configurations and ensure proper placement of the tailings facility. Exploration drilling also is under way on various other properties in the area where the Company holds mineral interests. The Company currently expects to complete construction and begin mining on the Marathon PGM-Cu project in late 2014 or 2015, although until permitting is completed, there can be no assurance that this time frame will be met.
     The Company completed the acquisition of the PGM assets of Marathon PGM Corporation during the fourth quarter of 2010. The principal asset acquired is the Marathon PGM-Cu development project near the town of Marathon, Ontario on the north shore of Lake Superior. Based on a completed definitive feasibility study, the Marathon deposit contains the potential for PGM production of 200,000 ounces per year (at a ratio of about 4 to 1 palladium to platinum) and annual copper production of approximately 37.0 million pounds per year. Mine life, based on the feasibility study reserves, is anticipated to be approximately 11.5 years. The Company expects to finance the Marathon PGM-Cu project through internally generated funds, supplemented by external financing if market conditions so warrant. The Company has assembled an experienced management team to direct the Marathon PGM-Cu project. A separate exploration team also has been established to conduct a drilling and evaluation program on the Company’s various Canadian properties.
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
     In the Province of Ontario, ancillary activities associated with the development of a mine, such as establishment of transmission corridors and disposition of Crown lands, are subject to the provincial Environmental Assessment Act, while private mining development projects that trigger the Federal Environmental Assessment Act are reviewed by the federal government. In October 2010, Canada’s Environment Minister announced his decision to refer assessment of the Marathon PGM-Cu project to an independent Federal Review Panel. Following that decision, Stillwater requested that consideration be given to establishing a joint federal/provincial review panel in order to better coordinate all assessment activities related to the Marathon PGM-Cu project. In moving forward with this voluntary harmonization agreement, Stillwater is hopeful that the coordinated review will reduce duplication and permitting delays while improving the overall process from a consultation and disclosure perspective. This fits in well with Stillwater’s corporate culture of transparency and its proactive approach to environmentally and socially responsible development.
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
Areas of Strategic Emphasis
     The Company’s three-fold strategy continues to be 1) to operate responsibly, 2) to market the Company’s primary product, palladium, and 3) to grow and diversify the Company. This strategy is intended to mitigate the Company’s financial and operating risks and to add scale. These priorities emerged as a result of the volatile swings in the palladium price over the past decade and in anticipation of the loss of downside price protection once the pricing floors in the Company’s automotive contracts expired at the end of 2010.
     Stillwater continues to be a palladium producer with an expanding palladium production profile. Existing mining operations are expected to yield in excess of 500,000 ounces of palladium and platinum this year at a ratio of palladium to platinum of 3.3 to 1. The Company pursues a vigorous marketing campaign for palladium. These efforts target both palladium jewelry and the industrial markets and have been successful in fostering new markets and in nurturing existing markets. In 2011 the Company budgeted $10.0 million for palladium marketing and to date in 2011 has expensed $3.4 million in its efforts to market palladium through the Palladium Alliance International, a trade organization established for that purpose in early 2006.
     The Company has continued its pursuit of growth, first in the palladium sector, recognizing that such growth is limited by the scarcity of attractive PGM resources worldwide and in particular outside of South Africa and Russia. The Company has long communicated that it needs diversity in order to provide longer-term sustainability, and that it would consider copper or nickel operations, particularly if such projects contained precious metals — with a primary bias towards PGMs but also considering investments in gold and/or silver. If the Company is successful in developing the Peregrine property, it will have achieved a meaningful diversification and become a broader mining company with three principal products, namely palladium, copper and gold.
     1. Existing Operations and Opportunities Strategic Emphasis
     The Company holds patented and unpatented lode or mill site claims along the alignment of the J-M Reef, a high-grade PGM resource uplifted within the Beartooth Mountains of south-central Montana just north of Yellowstone National Park. The J-M Reef extends 28 miles horizontally, averages about 1 1/2 miles in height and is typically about 5 feet wide. It is the highest-grade PGM deposit and one of the largest precious metal reserves controlled by a single company in the world. The Company’s proven and probable ore reserves, at the end of 2010, totaled 40.8 million tons at an average grade of 0.49 ounces per ton. Broken out by mine site, the Stillwater Mine has 15.7 million tons at an average ore grade of 0.63 ounces per ton, containing 9.8 million ounces; and the East Boulder Mine has 25.1 million tons with an average grade of 0.40 ounces per ton, containing 10.0 million ounces.
     The Company initiated two additional projects in 2010 along the J-M Reef which have the potential to significantly expand the Company’s ore resource there and may provide the potential for increased production over time. The Blitz project is situated immediately to the east of the Company’s Stillwater Mine and the Graham Creek project just to the west of the Company’s East Boulder Mine. Initial development of the two projects will require capital of approximately $188.0 million over the next six years.
     In late 2003 the Company stepped up its efforts to develop and grow a sustainable PGM recycling business. The Company’s recycling business is facilitated by the copper and nickel by-products in the concentrate stream produced from the Montana mines, which act metallurgically as PGM collectors in the molten bath of the Company’s electric arc furnace. The recycling business became sufficiently large that in 2008 the Company determined to add additional infrastructure to support its growth. This included a new electric arc furnace in 2009, a unique catalytic converter preparation and sampling plant in 2010 and a state of the art automated assay laboratory commissioned earlier this year. The Company is currently rebuilding the former furnace, which will operate as a slag-cleaning furnace for the growing recycle volumes and provide operational back-up for the new furnace. The slag-cleaning furnace is expected to be operational by the end of this year.
     2. Markets and Marketing Strategic Emphasis
     The Company’s Montana mineral reserves and resources are palladium rich, like most all northern-hemisphere PGM deposits, with the J-M Reef having an average palladium to platinum ratio of about 3.3 to 1. Being palladium rich, the Company’s PGM production has a lower weighted average market basket price than the South African producers, which are platinum rich, often enjoying platinum to palladium ratio of about 2 to 1. Thus, with palladium currently at $804 per ounce and platinum at $1,780 the Stillwater PGM market basket price is about $1,030 per ounce, while the South African market basket is $1,490 per ounce. This difference puts Stillwater at a competitive disadvantage.

     There has been a dramatic improvement in the Stillwater PGM market basket price over the last 18 months. Prior to that, the price of palladium generally averaged about 25-26% of the price of platinum. If that were still the case today the Company’s PGM market basket price would only be about $760 per ounce, 26% lower (and the South African PGM market basket would be about $1,343, or 10% lower). The change over the last 18 months has been a rerating of the price of palladium upwards against the price of platinum, so that today the price for palladium is 45% of the price of platinum — a 73% improvement.
     The Company has highlighted for several years the misalignment of the palladium price relative to the price of platinum. Until recently, however, this marketing effort has been conducted in the face of a continuing oversupply of palladium, attributable principally to the Russian government’s ongoing liquidation of its vast strategic stockpile of palladium over the last 20 years. This stockpile, which at its peak contained an estimated 30 million ounces of palladium, is now thought to be nearly exhausted. The Company’s marketing efforts in recent years have been aided by recovery in demand from the catalytic converter market, the dominant market for both platinum and palladium, as automotive production has surged strongly ahead and palladium has predominated in catalytic converters due to favorable economics. Indeed today palladium constitutes over 90% of the metal used for catalytic conversion of emissions from gasoline engines.
     While the palladium market has been through a tumultuous decade, this new market dynamic emerged strongly in 2010 as the price of palladium moved up against platinum. In considering the changing market dynamics for palladium, the Company believes that the convergence between the palladium and platinum prices is not yet finished, and that going forward palladium may trade yet higher against the price of platinum. Supporting this is the fact that catalytic converter technology now permits a one-for-one substitution ratio between palladium and platinum for gasoline emission catalytic converters, and also a one-for-one substitution ratio for the 50% portion of diesel catalytic converters that can utilize palladium. Thus, at the current price ratio palladium predominates in the catalytic converter market. The catalytic converter market in 2010 consumed approximately 64% of the 8.5 million ounces of palladium supplied to the market, which included about one million ounces of residual palladium coming from the Russian government’s strategic stockpile. Without the Russian inventory sales, in 2010 catalytic converters consumed 73% of the palladium supplied from primary mine production and recycled materials. Not far behind is platinum, however, where in 2010 catalytic converters consumed 49% of the 7.5 million ounces supplied from primary mine production and recycled materials.
     Further, the fundamentals behind palladium’s pricing shift appear to signal a new economic dynamic for palladium. The price of platinum, due to constraints on production worldwide, is being pressured upward by “cost push economics” — in order to have sufficient supplies of platinum available in the market, the price must rise to cover the marginal cost of production. Numerous challenges, particularly in South Africa, have combined to drive up the cost of producing platinum — and to an even greater degree, the cost of replacing each ounce of platinum produced. At the same time, due to the one-for-one substitutability of palladium for platinum in catalytic converters, the palladium price is now being driven by “price pull economics.” As the platinum price rises due to increasing costs, there is growing demand for the limited supply of less expensive palladium, which in turn pulls its price higher against that of platinum as producers seek it as a substitute for platinum. This dynamic may be reducing the Company’s traditional risk as a swing producer of palladium (over 90% of palladium is produced secondarily as a by-product of either platinum or nickel production) to one where the price of palladium is driven by the price of platinum. As a swing producer, Stillwater and the other primary palladium producers at low palladium prices have had to consider suspending or restructuring operations, while the palladium production of the major producers largely continued, driven by the economics of their primary product — either platinum or nickel. Indeed one of the Company’s competitors was compelled to suspend production following the price drop in 2008. Stillwater was able to maintain its production during the same period as a result of the floor prices in its then-existing auto contracts, which have since expired.
     3. Growth and Diversification Strategic Emphasis
     In early 2010, recognizing that the market for palladium was likely to change, the Company began evaluating expansion opportunities along the J-M Reef, resulting in the Blitz and Graham Creek projects. It also moved swiftly to assess other available PGM properties. Along with the acquisition of the Marathon PGM-Cu project in Ontario, near the north shore of Lake Superior, the Company also purchased the adjacent Bermuda property from

Benton Resources. In the Company’s view, these properties constitute the only near-term opportunities to bring new PGM production on line in North America. The Marathon PGM-Cu project is now advancing through the permitting stage, and post-feasibility detailed engineering has begun there. The property is expected to be in operation by late 2014 or 2015 and is expected to produce approximately 200,000 ounces per year of PGMs at a palladium to platinum ratio of about 4 to 1. Importantly, it will also include significant by-product copper, about 37 million pounds per year which, at current prices, is projected to cover all operating costs. The Marathon PGM-Cu project potentially will increase the Company’s total annual PGM production by 40%, lower the Company’s average PGM cash cost by up to 30%, and diversify it into copper.
     The Company has spent the better part of the last decade searching North America for PGM opportunities. There are other properties in North America that will ultimately be advanced to production, but these are mainly controlled by others and believed to be many years away from starting up. The Company also has looked in the only other two regions of the world containing promising commercial PGM opportunities — South Africa and Russia. The Company has declined opportunities in both regions, concluding that the quality properties are already controlled by the major operators in both countries.
     Management has been concerned that despite palladium finally having achieved a robust market outlook, the Company continues to be too heavily dependent on a single product, which has only one dominant market. As such, it was felt that the Company’s commercial and operating risk profile is unacceptably high for the long term. The Marathon acquisition represented an initial step toward diversification — that is with PGMs and copper in Canada. However, the Company continued to consider additional diversification in order to fully mitigate its one-product, one-location and one-market exposure.
     The Company’s contemplated acquisition of Peregrine Metals does just that. It provides a value-adding diversification step with copper and gold. Based on its long-term value prospects, the Company concluded to pay for the acquisition using Stillwater shares and cash. Management believes that the proportionate use of its common stock in the acquisition will be more than offset by the long-term value creation. Although the Peregrine asset is largely a copper development, Stillwater is expected to remain primarily a PGM producer until the Altar project comes on line, likely not before 2018.
     Importantly, Peregrine brings an opportunity for the Company to add significant value, both by completing the drilling of the very early stage Quebrada De La Mina gold discovery on Peregrine’s property, situated about two kilometers west of the main Altar project, as well as by fully delineating the Altar porphyry copper/gold resource. The Peregrine’s Preliminary Economic Assessment (PEA), currently underway, is expected to be published in the fourth quarter of 2011. For the next three to five years the Company’s efforts at the Altar property will be to more fully define the resource and then produce a feasibility study and a definitive engineering study which is expected to cost about $25.0 million per year. We expect to expense these costs as exploration expense until a feasibility study is completed on the Altar project. If the value and opportunity are confirmed we intend to then assess various options for funding the development of the project, including possibly bringing in a joint venture partner to share in the risk of this very large project.
     The Company’s principal business is producing PGMs, and in particular palladium. Stillwater remains a primary producer of palladium, with a palladium growth profile and a belief that the palladium price is poised to increase further as its market dynamics continue to strengthen. The Company expects to add significant new PGM value through continuing staged growth in recycling, the Marathon PGM-Cu project, the Blitz project, and the Graham Creek project. Management is committed to the pursuit of PGM growth opportunities. The Peregrine acquisition represents a potentially transformational opportunity in the years ahead. If successful in developing the Peregrine property and to a large degree being dependent on future copper prices, the Company believes that it will have achieved a meaningful diversification on behalf of shareholders which balances some of the current risks facing the Company and at the same time will have become a broader international mining company.

RESULTS OF OPERATIONS
Comparison of Three- Month Periods Ended June 30, 2011 and 2010
     The Company’s total revenues increased by 65.0% to $222.6 million in the second quarter of 2011 compared to $134.9 million for the second quarter of 2010. The following analysis covers key factors contributing to the increase in revenues:
SALES AND PRICE DATA

	Three Months Ended
	June 30,		Increase	Percentage
(in thousands, except for average prices)	2011	2010	(Decrease)	Change
Revenues	$222,605	$134,861	$87,744	65%

Ounces Sold:
Mine Production:
Palladium (oz.)	108	90	18	20%
Platinum (oz.)	29	27	2	7%

Total	137	117	20	17%

PGM recycling: (1)
Palladium (oz.)	31	18	13	72%
Platinum (oz.)	26	15	11	73%
Rhodium (oz.)	4	4	—	—

Total	61	37	24	65%

By-products from mining: (2)
Rhodium (oz.)	—	1	(1)	(100%)
Gold (oz.)	2	2	—	—
Silver (oz.)	1	1	—	—
Copper (lb.)	219	217	2	1%
Nickel (lb.)	331	343	(12)	(3%)

Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$752	$491	$261	53%
Platinum ($/oz.)	$1,769	$1,526	$243	16%
Combined ($/oz.) (4)	$964	$725	$239	33%

PGM recycling: (1)
Palladium ($/oz.)	$785	$444	$341	77%
Platinum ($/oz.)	$1,787	$1,556	$231	15%
Rhodium ($/oz.)	$2,381	$2,527	$(146)	(6%)

By-products from mining: (2)
Rhodium ($/oz.)	$1,981	$2,660	$(679)	(26%)
Gold ($/oz.)	$1,508	$1,203	$305	25%
Silver ($/oz.)	$39	$18	$21	117%
Copper ($/lb.)	$3.97	$3.01	$0.96	32%
Nickel ($/lb.)	$10.00	$9.25	$0.75	8%

Average market price per ounce (3)
Palladium ($/oz.)	$759	$494	$265	54%
Platinum ($/oz.)	$1,781	$1,628	$153	9%
Combined ($/oz.) (4)	$972	$750	$222	30%

(1)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.

(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

(3)	The Company’s average realized price represents revenues, which include the effect of any applicable agreement floor and ceiling prices, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London Bullion Market Association afternoon postings for the actual months of the period.

(4)	The Company reports a combined average realized and a combined average market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

     Net revenues from sales of mine production (includes by-products) were $139.7 million in the second quarter of 2011, compared to $92.6 million for the same period in 2010, a 50.9% increase. The increase in mine production revenues reflects higher market prices and increased volumes sold in the second quarter of 2011 than in the second quarter of 2010. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $964 per ounce in the second quarter of 2011, compared to $725 per ounce in the same quarter of 2010. The total quantity of mined palladium and platinum sold increased by 17.1% to 136,600 ounces in the second quarter of 2011, compared to 116,700 ounces sold during the same time period in 2010.
     Revenues from PGM recycling increased to $82.9 million in the second quarter of 2011, or 96.0%, from $42.3 million in the second quarter of 2010. The increase in PGM recycling revenues is a combination of higher prices realized for PGM sales thus far in 2011 as compared to 2010, and higher volumes sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $1,330 per ounce in the second quarter of 2011, up 20.3% from $1,106 per ounce realized in the second quarter of last year. Recycled ounces sold increased to 61,300 ounces in the second quarter of this year from 36,700 ounces in the second quarter of 2010.
     The Company’s total costs of metals sold (before depletion, depreciation, amortization, and corporate overhead expenses) increased to $144.6 million in the second quarter of 2011 from $94.2 million in the second quarter of 2010, a 53.5% increase. The higher cost in 2011 was driven primarily by higher volumes of recycling material purchased (and the related higher value of the contained metals) and higher levels of costs of mine production.
     The costs of metals sold from mine production totaled $65.1 million for the second quarter of 2011, compared to $55.0 million for the second quarter of 2010, an 18.4% increase. The increase reflected higher labor and contracting costs between the two periods.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the second quarter of 2011 decreased by 2.3% to $384 per ounce, compared to $393 per ounce in the second quarter of 2010. This improvement reflected much stronger mine production, which more than offset somewhat higher total operating costs in 2011.
     The costs of metals sold from PGM recycling were $79.6 million in the second quarter of 2011, compared to $39.3 million in the second quarter of 2010, an increase of 102.5%. This increase was due both to higher recycling volumes processed and sold and the related higher market value of the materials acquired for processing.
     During the second quarter of 2011, the Company’s mining operations produced 142,700 ounces of PGMs, a 26.7% improvement over the 112,600 ounce production in the second quarter of 2010. Production in the second quarter of 2011 included 109,800 ounces of palladium and 32,900 ounces of platinum compared to 87,000 palladium ounces and 25,600 platinum ounces produced in the second quarter of 2010. Production at the Stillwater Mine increased to 108,900 ounces, an improvement over the 79,200 ounces produced in the second quarter of 2010, and production at the East Boulder Mine increased slightly to 33,800 ounces from 33,400 ounces in the same period last year. The production increase at the Stillwater Mine was driven by a combination of more tons mined than anticipated and higher ore grades than planned in the lower off shaft and east areas of the mine. The small production increase at the East Boulder Mine reflected normal variability in mining conditions.
     Total marketing, general and administrative, research and development and exploration expenses in the second quarter of 2011 were $13.4 million compared to $8.1 million in the same period of 2010.
     Total interest income for the second quarter of 2011 increased to $1.0 million from $0.5 million in the corresponding quarter of 2010, mostly reflecting the Company’s increased balance of cash, cash equivalents and short-term investments. Interest earned on recycling volumes in the second quarter of 2011 contributed $0.5 million to net income in comparison to $0.4 million in the second quarter of 2010. Interest expense for both time periods, second quarter of 2011 and 2010 was $1.6 million each.
     In the second quarter of 2011, other comprehensive income (loss) included a total decrease in the fair value of available-for-sale investment securities and long-term mutual fund investments of $0.1 million and less than $0.1 million in the same period of 2010.
Comparison of Six- Month Periods Ended June 30, 2011 and 2010
     The Company’s total revenues increased by 46.4% to $392.7 million for the first six months of 2011 compared to $268.3 million for the same period in 2010. The following analysis covers key factors contributing to the increase in revenues:

SALES AND PRICE DATA

	Six Months Ended
	June 30,		Increase	Percentage
(in thousands, except for average prices)	2011	2010	(Decrease)	Change
Revenues	$392,666	$268,332	$124,334	46%

Ounces Sold:
Mine Production:
Palladium (oz.)	199	194	5	3%
Platinum (oz.)	53	58	(5)	(9%)

Total	252	252	—	—

PGM recycling: (1)
Palladium (oz.)	57	37	20	54%
Platinum (oz.)	40	29	11	38%
Rhodium (oz.)	7	7	—	—

Total	104	73	31	42%

Other: (5)
Palladium (oz.)	—	10	(10)	(100%)

By-products from mining: (2)
Rhodium (oz.)	—	2	(2)	(100%)
Gold (oz.)	4	4	—	—
Silver (oz.)	3	3	—	—
Copper (lb.)	394	478	(84)	(18%)
Nickel (lb.)	671	655	16	2%

Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$767	$449	$318	71%
Platinum ($/oz.)	$1,775	$1,473	$302	21%
Combined ($/oz.) (4)	$978	$681	$297	44%

PGM recycling: (1)
Palladium ($/oz.)	$724	$403	$321	80%
Platinum ($/oz.)	$1,756	$1,475	$281	19%
Rhodium ($/oz.)	$2,336	$2,226	$110	5%

Other: (5)
Palladium ($/oz.)	$—	$462	$(462)	(100%)

By-products from mining: (2)
Rhodium ($/oz.)	$1,981	$2,540	$(559)	(22%)
Gold ($/oz.)	$1,444	$1,148	$296	26%
Silver ($/oz.)	$35	$17	$18	106%
Copper ($/lb.)	$4.06	$3.05	$1.01	33%
Nickel ($/lb.)	$10.28	$8.75	$1.53	17%

Average market price per ounce (3)
Palladium ($/oz.)	$775	$467	$308	66%
Platinum ($/oz.)	$1,787	$1,595	$192	12%
Combined ($/oz.) (4)	$987	$723	$264	37%

(1)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.

(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

(3)	The Company’s average realized price represents revenues, which include the effect of any applicable agreement floor and ceiling prices, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London Bullion Market Association afternoon postings for the actual months of the period.

(4)	The Company reports a combined average realized and a combined average market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(5)	Ounces sold and average realized price per ounce from other relate to ounces purchased in the open market for resale.

     Net revenues from sales of mine production were $261.7 million in the first six months of 2011, compared to $187.8 million for the same period in 2010, a 39.4% increase. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $978 per ounce in the first six months of 2011, compared to $681 per ounce in the same period of 2010. The total quantity of mined palladium and platinum sold in the first half of 2011 and 2010, remained constant at 251,700 ounces.
     Revenues from PGM recycling increased to $131.0 million in the first six months of 2011, from $75.9 million for the same period in 2010. The increase in PGM recycling revenues reflects stronger realized prices for PGM sales thus far in 2011 as compared to 2010, as well as much higher volumes sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $1,234 per ounce in the first six months of 2011, up 23.0% from $1,003 per ounce in the first six months of last year. Recycled ounces sold increased 43.1% to 104,000 ounces in the first half of this year from 72,700 ounces in the same period of 2010.
     The Company also purchases PGMs for re-sale from time to time. During the first half of 2011, the Company did not make any purchases of PGM’s on the open market for resale. In the first half of 2010, revenue from such sales totaled approximately $4.6 million on 10,000 ounces of palladium purchased in the open market and resold at cost.
     The Company’s total costs of metals sold (before depletion, depreciation, amortization, and corporate overhead) increased to $250.1 million for the first six months of 2011, from $187.7 million for the same period of 2010, a 33.2% increase. The higher cost in 2011 was driven primarily by higher volumes of recycling material purchased (and the related higher market value of the contained metals).
     The costs of metals sold from mine production equaled $125.3 million for the first six months of 2011, compared to $112.8 million for the same period of 2010, an 11.1% increase. A portion of this increase resulted from higher expense for ad valorem severance and tax obligations as a result of higher PGM prices; the remainder reflected higher mine production levels in the 2011 period.
     Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the first six months of 2011 increased to $410 per ounce, compared to $378 per ounce in the same period of 2010. The increase was attributable in part to higher expenses for royalties and taxes and higher metal prices in 2011.
     The costs of metals sold from PGM recycling activities increased to $124.7 million in the first six months of 2011, compared to $70.3 million in the same period of 2010. Higher recycling volumes processed and sold coupled with the related higher value of the contained metal per ton to acquire recycled material contributed to the higher costs of metals sold from PGM recycling activities.
     There were no costs of metals sold from sales of palladium acquired for re-sale in the first six months of 2011. In comparison, the cost to acquire 10,000 ounces of palladium in the first six months of 2010 was $4.6 million.
     During the first six months of 2011, the Company’s mining operations produced 273,800 ounces of PGMs, including 210,900 and 62,900 ounces of palladium and platinum, respectively. This exceeds the 241,600 ounces of PGMs produced in the same period of 2010, which included 186,100 and 55,500 ounces of palladium and platinum, respectively. Production at the Stillwater Mine increased 18.2% to 207,500 ounces in the first six months of 2011, from 175,500 ounces in the same period of 2010, while production at the East Boulder Mine remained stable at 66,300 ounces in the first six months of 2011 compared to 66,100 ounces in the same period in 2010. Higher ore grades in the lower off shaft area of the Stillwater Mine and the contribution of higher grades from the east side of the mine were factors in the overall increase in mine production for the first six months of 2011 as compared to the same period in 2010.
     Total marketing, general and administrative, research and development and exploration expenses in the first six months of 2011 were $21.1 million, compared to $14.9 million during the same period of 2010, a 41.6%

increase. During the first six months of 2011, the Company incurred increased costs for business development and marketing programs.
     Total interest income for the first six months of 2011 increased to $1.7 million from $0.9 million in the first half of 2010. Interest earned on recycling volumes in the first six months of 2011 contributed $0.9 million to net income in comparison to $0.7 million in the same period of 2010. Interest expense in the first six months of 2011 was $3.3 million, remaining constant with the same period of 2010.
     In the first six months of 2011, other comprehensive income (loss) included an unrealized loss due to the change in the fair value of available-for-sale investment securities and long-term mutual fund investments of $0.1 million. The unrealized loss due to the change in the fair value of these investments in the comparable period of 2010 was $0.2 million.
LIQUIDITY AND CAPITAL RESOURCES
     For the second quarter of 2011, net cash provided by operating activities was $58.8 million compared to $21.1 million in the second quarter of 2010. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines. Mining productivity rates and ore grades in turn can affect both PGM production and cash costs of production. Net cash flow from operations also includes changes in non-cash working capital, including changes to inventories and advances.
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
     Changes in the cash costs of production generally flow through dollar-for-dollar into cash flow from operations. A reduction due to grade in total mine production of 10%, or about 50,000 palladium and platinum ounces per year, would reduce cash flow from operations by an estimated $47.6 million per year at the price and cost levels prevailing at June 30, 2011.
     Net cash provided by investing activities was $2.9 million in the second quarter of 2011, comprised of $23.1 million of capital expenditures, $25.8 million as a net decrease in short-term investments and proceeds from the sale of equipment assets of $0.2 million. In the same period of 2010, investing activities consumed a net $96.4 million, comprised of $13.9 million of capital expenditures and $82.6 million net increase in short-term investments.
     The Company received minimal proceeds during the second quarter of 2011 from the exercise of outstanding stock options in comparison to $0.7 million received in the second quarter of 2010.
     At June 30, 2011, the Company’s available cash was $105.0 million, compared to $19.4 million at December 31, 2010. If highly liquid short-term investments are included with available cash, the Company’s balance sheet liquidity increases to $254.9 million at June 30, 2011, up from $208.4 million at December 31, 2010. It had $196.0 million of debt outstanding, unchanged from December 31, 2010. The Company’s total debt includes $166.5 million outstanding in the form of convertible debentures due in 2028 and $29.5 million of Exempt Facility Revenue Bonds due in 2020. The Company expects to pay $5.5 million of interest due during 2011 related to its outstanding debt obligations, of which $2.8 million was paid during the first six months. The Company does not currently have in place any revolving credit facility or other short-term credit commitment. While the lack of a credit agreement may create vulnerability under certain circumstances for the Company, management believes that under present circumstances the Company’s liquidity is adequate to support its existing business operations.
     The Company’s mine expansion plans (the Blitz and Graham Creek projects), together with the development of the Marathon and Peregrine properties, will require significant capital. The capital to fund these projects will be needed over time and the Company also recognizes that each will be developed in stages. The Company’s current operations are expected to contribute cash flow for a portion of the needed capital. Remaining capital needs will be assessed and reviewed over time as the Company has not committed to an overall financing plan. Capital needs will also be a function of the development of projects and the cash flow then being generated. For example, the Marathon development is expected to occur in three to four years whereas Peregrine’s mine development will occur over a longer period. As a general matter the Company expects to be able to access additional financing as opportunities develop and are determined to be appropriate. The Company may also consider bringing in a joint venture partner to one or more of the projects, depending on the value and terms.
     In connection with the signing of the Peregrine arrangement agreement, the Company received a bridge capital loan commitment of $200.0 million in order to provide for additional working capital support if needed following the closing of the Peregrine acquisition. The Company intends to consider entering into a revolving credit facility or other financing in the near future in order to eliminate the bridge commitment facility.
CONTRACTUAL OBLIGATIONS
     The Company is obligated to make future payments under various debt agreements and regulatory obligations. The following table represents significant contractual cash obligations and other commercial and regulatory commitments, including related interest payments, as of June 30, 2011:

(in thousands)	2011 (1)	2012	2013	2014	2015	Thereafter	Total
Convertible debentures	$—	$—	$166,500	$—	$—	$—	$166,500
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	201	367	281	234	2	1	1,086
Asset retirement obligations	—	—	—	—	—	144,271	144,271
Payments of interest (2)	3,961	5,522	3,961	2,400	2,400	10,800	29,044
Other liabilities	12,796	5,553	—	—	—	—	18,349

Total	$16,958	$11,442	$170,742	$2,634	$2,402	$185,072	$389,250

(1)	Amounts represent cash obligations for July through December 2011.

(2)	Interest payments on the convertible debentures noted in the above table are calculated up to March 15, 2013, the date the holders of the debentures can exercise their put option.
     Interest payments noted in the table above assume all are based on fixed rates of interest. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2011 and 2012, include property taxes and severance taxes.
FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
     Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. Such statements also include, but are not limited to, comments regarding expansion plans, costs, grade, production and recovery rates; permitting; financing needs and the terms of future credit facilities; capital expenditures; increases in processing capacity; cost reduction measures; safety; timing for engineering studies; environmental permitting and compliance; litigating; labor matters; and the palladium and platinum market. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the Company’s 2010 Annual Report on Form 10-K on file with the United States Securities and Exchange Commission and available on the Company’s website.
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

Stillwater Mining Company
Key Factors
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced (000)
Palladium	110	87	211	186
Platinum	33	26	63	56

Total	143	113	274	242

Tons milled (000)	297	263	590	534
Mill head grade (ounce per ton)	0.52	0.46	0.50	0.48

Sub-grade tons milled (000) (1)	18	22	40	46
Sub-grade tons mill head grade (ounce per ton)	0.18	0.14	0.18	0.17

Total tons milled (000) (1)	315	285	630	580
Combined mill head grade (ounce per ton)	0.50	0.44	0.48	0.46
Total mill recovery (%)	92	91	92	91

Total operating costs per ounce (Non-GAAP) (2)	$298	$321	$317	$310
Total cash costs per ounce (Non-GAAP) (2)	$384	$393	$410	$378
Total production costs per ounce (Non-GAAP) (2)	$488	$540	$521	$521

Total operating costs per ton milled (Non-GAAP) (2)	$135	$126	$138	$129
Total cash costs per ton milled (Non-GAAP) (2)	$174	$155	$178	$157
Total production costs per ton milled (Non-GAAP) (2)	$221	$213	$226	$217

Stillwater Mine:
Ounces produced (000)
Palladium	84	61	160	135
Platinum	25	18	48	41

Total	109	79	208	176

Tons milled (000)	195	166	389	345
Mill head grade (ounce per ton)	0.59	0.51	0.57	0.54
Sub-grade tons milled (000) (1)	15	20	32	35
Sub-grade tons mill head grade (ounce per ton)	0.19	0.15	0.20	0.16

Total tons milled (000) (1)	210	186	421	381
Combined mill head grade (ounce per ton)	0.56	0.47	0.54	0.51
Total mill recovery (%)	93	92	92	92

Total operating costs per ounce (Non-GAAP) (2)	$284	$316	$310	$296
Total cash costs per ounce (Non-GAAP) (2)	$367	$387	$397	$361
Total production costs per ounce (Non-GAAP) (2)	$476	$532	$514	$496

Total operating costs per ton milled (Non-GAAP) (2)	$148	$135	$153	$136
Total cash costs per ton milled (Non-GAAP) (2)	$190	$165	$196	$166
Total production costs per ton milled (Non-GAAP) (2)	$247	$227	$253	$229

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
OPERATING AND COST DATA FOR MINE PRODUCTION (Continued)
East Boulder Mine:
Ounces produced (000)
Palladium	26	26	51	51
Platinum	8	8	15	15

Total	34	34	66	66

Tons milled (000)	102	97	201	189
Mill head grade (ounce per ton)	0.37	0.38	0.37	0.38
Sub-grade tons milled (000) (1)	3	3	8	10
Sub-grade tons mill head grade (ounce per ton)	0.11	0.09	0.11	0.18
Total tons milled (000) (1)	105	100	209	199
Combined mill head grade (ounce per ton)	0.36	0.37	0.36	0.37
Total mill recovery (%)	90	90	89	90
Total operating costs per ounce (Non-GAAP) (2)	$340	$331	$339	$347
Total cash costs per ounce (Non-GAAP) (2)	$442	$407	$450	$423
Total production costs per ounce (Non-GAAP) (2)	$528	$562	$542	$589
Total operating costs per ton milled (Non-GAAP) (2)	$108	$110	$107	$115
Total cash costs per ton milled (Non-GAAP) (2)	$141	$136	$143	$140
Total production costs per ton milled (Non-GAAP) (2)	$168	$187	$172	$196

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only. See “Proven and Probable Ore Reserves — Discussion” in the Company’s 2010 Annual Report on Form 10-K for further information.

(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment write-down’s, gain or loss on disposal of property, plant and equipment, restructuring costs and interest income and expense are not included in total operating costs, total cash costs or total production costs. Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Costs of Revenues” and the accompanying discussion for additional detail.

Stillwater Mining Company
Key Factors (continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, where noted)	2011	2010	2011	2010
SALES AND PRICE DATA
Ounces sold (000)
Mine production:
Palladium (oz.)	108	90	199	194
Platinum (oz.)	29	27	53	58

Total	137	117	252	252

PGM recycling: (1)
Palladium (oz.)	31	18	57	37
Platinum (oz.)	26	15	40	29
Rhodium (oz.)	4	4	7	7

Total	61	37	104	73

Other: (5)
Palladium (oz.)	—	—	—	10

By-products from mining: (2)
Rhodium (oz.)	—	1	—	2
Gold (oz.)	2	2	4	4
Silver (oz.)	1	1	3	3
Copper (lb.)	219	217	394	478
Nickel (lb.)	331	343	671	655

Average realized price per ounce (3)
Mine production:
Palladium ($/oz.)	$752	$491	$767	$449
Platinum ($/oz.)	$1,769	$1,526	$1,775	$1,473
Combined ($/oz)(4)	$964	$725	$978	$681

PGM recycling: (1)
Palladium ($/oz.)	$785	$444	$724	$403
Platinum ($/oz.)	$1,787	$1,556	$1,756	$1,475
Rhodium ($/oz)	$2,381	$2,527	$2,336	$2,226

Other: (5)
Palladium ($/oz.)	$—	$—	$—	$462

By-products from mining: (2)
Rhodium ($/oz.)	$1,981	$2,660	$1,981	$2,540
Gold ($/oz.)	$1,508	$1,203	$1,444	$1,148
Silver ($/oz.)	$39	$18	$35	$17
Copper ($/lb.)	$3.97	$3.01	$4.06	$3.05
Nickel ($/lb.)	$10.00	$9.25	$10.28	$8.75

Average market price per ounce (3)
Palladium ($/oz.)	$759	$494	$775	$467
Platinum ($/oz.)	$1,781	$1,628	$1,787	$1,595
Combined ($/oz)(4)	$972	$750	$987	$723

(1)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.

(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

(3)	The Company’s average realized price represents revenues, which include the effect of any applicable agreement floor and ceiling prices, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London Bullion Market Association afternoon postings for the actual months of the period.

(4)	The Company reports a combined average realized and a combined average market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

(5)	Ounces sold and average realized price per ounce from other relate to ounces purchased in the open market for resale.

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

Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$42,454	$36,093	$86,754	$74,834
Royalties, taxes and other	12,380	8,154	25,428	16,416

Total cash costs (Non-GAAP)	$54,834	$44,247	$112,182	$91,250
Asset retirement costs	144	133	285	263
Depletion, depreciation and amortization	15,395	16,589	31,196	35,045
Depletion, depreciation and amortization (in inventory)	(773)	(136)	(1,090)	(577)

Total production costs (Non-GAAP)	$69,600	$60,833	$142,573	$125,981
Change in product inventories	(716)	(653)	(8,211)	4,038
Cost of PGM recycling	79,552	39,256	124,706	70,251
PGM recycling — depreciation	265	39	527	83
Add: Profit from PGM recycling	3,600	3,367	6,639	6,266

Total consolidated costs of revenues (1)	$152,301	$102,842	$266,234	$206,619

Stillwater Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$30,967	$25,057	$64,277	$51,922
Royalties, taxes and other	8,963	5,609	18,035	11,400

Total cash costs (Non-GAAP)	$39,930	$30,666	$82,312	$63,322
Asset retirement costs	133	123	264	244
Depletion, depreciation and amortization	12,169	11,305	24,156	24,002
Depletion, depreciation and amortization (in inventory)	(443)	(1)	(124)	(520)

Total production costs (Non-GAAP)	$51,789	$42,093	$106,608	$87,048
Change in product inventories	(590)	(417)	(7,210)	51
Add: Profit from PGM recycling	2,732	2,370	5,020	4,535

Total costs of revenues	$53,931	$44,046	$104,418	$91,634

East Boulder Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$11,487	$11,036	$22,477	$22,912
Royalties, taxes and other	3,417	2,545	7,393	5,016

Total cash costs (Non-GAAP)	$14,904	$13,581	$29,870	$27,928
Asset retirement costs	11	10	21	19
Depletion, depreciation and amortization	3,226	5,284	7,040	11,043
Depletion, depreciation and amortization (in inventory)	(330)	(135)	(966)	(57)

Total production costs (Non-GAAP)	$17,811	$18,740	$35,965	$38,933
Change in product inventories	(126)	(236)	(1,001)	(635)
Add: Profit from PGM recycling	868	997	1,619	1,731

Total costs of revenues	$18,553	$19,501	$36,583	$40,029

PGM recycling and Other (2)
Reconciliation to costs of revenues:
Cost of open market purchases	$—	$—	$—	$4,622
PGM recycling — depreciation	265	39	527	83
Cost of PGM recycling	79,552	39,256	124,706	70,251

Total costs of revenues	$79,817	$39,295	$125,233	$74,956

(1)	Revenues from the sale of mined by-products are credited against gross production costs for Non-GAAP presentation. Revenues from the sale of mined by-products are reported on the Company’s financial statements as mined revenue and are included in consolidated costs of revenues. Total costs of revenues in the above table have been reduced by $8.0 million and $15.5 million for the second quarter of 2011 and 2010, respectively.

(2)	PGM recycling and Other include PGM recycling and metal purchased on the open market for resale.

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
     As the development of the Company’s Marathon project advances, the Company also will have growing exposure to the price of copper. The closing of the Peregrine acquisition will further increase the Company’s price risk associated with copper. Changes in the market price of copper will affect the Company’s profitability and cash flow in the future. Copper is traded on established international exchanges and copper prices generally reflect market supply and demand, but prices can also be influenced by speculative trading in the commodity or by currency exchange rates.
     The Company has a supply agreement with General Motors Corporation (GM) that provides for fixed quantities of palladium to be delivered to GM each month. The agreement provides for pricing at a small discount to a trailing market price. The Company also has palladium and platinum supply agreements with Ford Motor Company and BASF and a platinum supply agreement with Tiffany & Co. The Company is continuing to negotiate potential supply arrangements with other large PGM consumers and in the meantime is selling its remaining mine production under month-to-month and spot sales agreements.
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
     Financially settled forward sales provide another mechanism to offset fluctuations in metal prices associated with future production, particularly in circumstances where the Company elects to retain control of the final disposition of the metal. In financially settled forward sales, the parties agree in advance to a net financial settlement in the future based on the difference between the market price of the metal on the settlement date and a forward price set at inception. Consequently, at the settlement date, the Company receives the net difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. No metal changes hands between the parties in these financially settled transactions. The Company generally has accounted for financially settled forward transactions as cash flow hedges, as they are not eligible for treatment as normal purchases and normal sales. However, if the Company determines not to document them as cash flow hedges, these transactions are marked to market in each accounting period and the realized and unrealized gains or losses are recognized in net income in each period. As of June 30, 2011 and 2010, the Company was not party to any financially settled forward agreements.
     Periodically, the Company also has entered into financially settled forwards related to its recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses on such transactions therefore are recognized in net income in each period.

Diversification and Financing Risks
     Through the Marathon acquisition and announced agreement to acquire Peregrine, the Company is embarking on plans to expand its mining operations outside the United States and in the case of Peregrine, to the primary mining of copper and gold. From a mining perspective, these acquisitions will present a number of significant risks, including foreign regulatory, political and currency issues, the need to obtain appropriate permits, the dependence on the market price of these metals, the need to hire experienced management and personnel in each jurisdiction and the risks and costs associated with developing mines in each jurisdiction.
     The development of the Marathon and Peregrine projects, together with the expansion being undertaken with the Blitz and Graham Creek projects, entail substantial costs. While cash flow from operations will contribute to the cash requirement, the Company will need access to additional financing that may come from the capital markets, joint venture partners or other sources. While substantial funding for these projects is not needed in the immediate future, there can be no assurance that sufficient funding will be available when needed or on terms deemed favorable to the Company.
Dilution Risk
     The Marathon and Peregrine transactions involve an aggregate cost of approximately $264.1 million in cash and approximately 16.0 million shares of Stillwater common stock. Recognizing that the development of these properties will occur over an extended period, anticipated earnings will also not be generated from these properties for some time. Accordingly, on a per share basis, earnings will be negatively affected until these projects are profitable.
Interest Rate Risk
     At June 30, 2011, all of the Company’s outstanding long-term debt was subject to fixed rates of interest. Interest income on payments to the Company’s recycling suppliers is generally linked to short-term inter-bank rates.
     The Company’s convertible debentures and industrial revenue bonds do not contain financial covenants, other than change in control protection and, in the case of the convertible debentures, investor make-whole provisions. Consequently, the Company is not subject to conventional financial covenants at this time.
Foreign Currency Risk
     With the acquisition of certain Canadian assets, the Company has gained some modest exposure to fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar. While this exposure is currently limited to Canadian dollar cash deposits and expenses incurred for the services of a few Canadian employees and contractors along with some associated support costs, as the Company’s commitments there expand in the future, the exposure may become more material. The Company does not hedge this exposure at present, but may consider doing so in the future as the scale of its Canadian operations grows.
Credit Risk
     The Company’s cash management guidelines allow for extending the available investment maturities on a portion of its cash balances, expanding the suite of permissible investments, and adjustment of the percentage limits on certain classes of investments. The Company’s investment securities at June 30, 2011, consisted of a mutual fund, federal agency notes and commercial paper. All investment securities are classified as available-for-sale and are reported at fair value. The Company’s intent is to hold its available-for-sale investment securities until maturity and therefore any unrealized gain or loss is deemed to be temporary.

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
(b) Internal Control Over Financial Reporting.
     In reviewing internal control over financial reporting as of June 30, 2011, management determined that during the second quarter of 2011 there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
     The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
ITEM 1A
RISK FACTORS
     The Company filed its Annual Report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission on February 22, 2011, which sets forth its risk factors in Item 1A therein. As of June 30, 2011, there have been no material changes in the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
     In legislation signed into law on July 21, 2010, publicly traded mining companies are required to disclose certain statistics pertaining to their compliance with the Mine Act. For the quarter ending June 30, 2011, none of the Company’s mines received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. During the quarter ending June 30, 2011, the Company experienced no fatalities at any of its mines.
The table below includes these statistics for the second quarter of 2011. For each mine site, the numbers listed below are numbers of actual issuances of citations/orders except for proposed assessment dollar values.

					Proposed	Pending
	Section	Section	Section	Section	Assessment	Legal
	104 (S&S)	104 (b)	104 (d)	107 (a)	(in 000’s)	Actions
Stillwater Mine	16	—	—	—	$13	6

East Boulder Mine	4	—	—	—	$3	7
     As of the quarter ending June 30, 2011, the Company had a total of 13 matters pending before the Federal Mine Safety and Health Review Commission. This includes legal actions that were initiated prior to the three months ending June 30, 2011, and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such three-month period.
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

STILLWATER MINING COMPANY (Registrant)
Date: August 3, 2011	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2011	By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS

Number	Description
10.1	Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities and United Steel Workers (USW) Local 11-0001, ratified July 9, 2011 (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer, dated, August 3, 2011

31.2	Rule 13a-14(a)/15d-14(a) Certification — Vice President and Chief Financial Officer, dated, August 3, 2011

32.1	Section 1350 Certification, dated, August 3, 2011

32.2	Section 1350 Certification, dated, August 3, 2011

101	The following materials from the Quarterly Report on Form 10-Q of Stillwater Mining Company for the three-month periods ended June 30, 2011 and 2010, filed on August 3, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Operations and Comprehensive Income (Loss), (ii) Balance Sheets, (iii) Statements of Cash Flows, (iv) document and entity information, and (v) related notes to these financial statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL document is unaudited and these are not the officially publicly filed financial statements of Stillwater Mining Company. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed "filed" for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.