Form 10-Q
period 2011-09-30
STILLWATER MINING CO /DE/
filed 2011-10-28
CIK 931948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

At October 24, 2011 the Company had outstanding 115,262,378 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED FINANCIAL STATEMENTS

Stillwater Mining Company

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Revenues
Mine production	$145,033	$88,222	$406,746	$275,991
PGM recycling	107,477	54,650	238,430	130,591
Other	1,142	—	1,142	4,622

Total revenues	253,652	142,872	646,318	411,204
Costs and expenses
Costs of metals sold
Mine production	71,006	58,203	196,350	171,046
PGM recycling	103,336	51,686	228,042	121,937
Other	1,141	—	1,141	4,622

Total costs of metals sold	175,483	109,889	425,533	297,605
Depletion, depreciation and amortization
Mine production	15,359	17,951	46,555	52,997
PGM recycling	269	129	796	212

Total depletion, depreciation and amortization	15,628	18,080	47,351	53,209

Total costs of revenues	191,111	127,969	472,884	350,814
Marketing	4,337	404	7,990	1,679
Exploration	290	—	365	—
Research and development	525	—	1,605	—
General and administrative	13,149	8,042	29,404	21,714
(Gain)/loss on disposal of property, plant and equipment	84	29	(142)	(179)

Total costs and expenses	209,496	136,444	512,106	374,028
Operating income	44,156	6,428	134,212	37,176
Other income (expense)
Other	14	(20)	26	(11)
Interest income	1,106	636	2,839	1,569
Interest expense	(1,635)	(1,633)	(4,907)	(4,902)
Foreign currency transaction gain (loss)	(142)	—	40	—

Income before income tax benefit (provision)	43,499	5,411	132,210	33,832
Income tax benefit (provision)	(2,758)	472	(12,579)	—

Net income	$40,741	$5,883	$119,631	$33,832

Other comprehensive loss, net of tax	(235)	(200)	(339)	(378)

Comprehensive income	$40,506	$5,683	$119,292	$33,454

Weighted average common shares outstanding
Basic	103,114	97,809	102,831	97,531
Diluted	111,118	99,022	110,967	98,685
Basic earnings per share

Net income	$0.40	$0.06	$1.16	$0.35

Diluted earnings per share

Net income	$0.37	$0.06	$1.10	$0.34

See accompanying notes to consolidated financial statements

Stillwater Mining Company

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$172,156	$19,363
Investments, at fair market value	89,738	188,988
Inventories	178,972	101,806
Trade receivables	7,081	7,380
Deferred income taxes	27,150	17,890
Other current assets	10,509	13,940

Total current assets	485,606	349,367
Property, plant and equipment, net of $423,399 and $378,390 of accumulated depletion, depreciation and amortization	547,291	509,787
Restricted cash	35,070	38,070
Other noncurrent assets	11,615	12,246

Total assets	$1,079,582	$909,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$30,245	$19,405
Accrued compensation and benefits	28,719	24,746
Property, production and franchise taxes payable	11,073	10,999
Income taxes payable	2,579	—
Other current liabilities	6,040	3,052

Total current liabilities	78,656	58,202
Long-term debt	196,036	196,010
Deferred income taxes	63,119	53,859
Accrued workers compensation	6,905	7,155
Asset retirement obligation	7,180	6,747
Other noncurrent liabilities	8,527	4,425

Total liabilities	360,423	326,398

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 103,156,775 and 101,881,816 shares issued and outstanding	1,032	1,019
Paid-in capital	778,257	761,475
Accumulated deficit	(58,939)	(178,570)
Accumulated other comprehensive loss	(1,191)	(852)

Total stockholders’ equity	719,159	583,072

Total liabilities and stockholders’ equity	$1,079,582	$909,470

See accompanying notes to consolidated financial statements

Stillwater Mining Company

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash flows from operating activities
Net income	$40,741	$5,883	$119,631	$33,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	15,628	18,080	47,351	53,209
(Gain)/loss on disposal of property, plant and equipment	84	29	(142)	(179)
Accretion of asset retirement obligation	147	136	433	399
Amortization of debt issuance costs	246	244	737	734
Stock based compensation and other benefits	3,284	4,083	9,073	9,571
Changes in operating assets and liabilities:
Inventories	(23,267)	13,754	(78,836)	(6,425)
Trade receivables	692	279	299	(3,943)
Accrued compensation and benefits	(350)	(976)	3,992	(1,432)
Accounts payable	3,374	1,148	8,018	6,531
Property, production and franchise taxes payable	1,232	690	4,176	1,331
Income taxes payable	(7,242)	—	2,579	—
Workers compensation	304	874	(250)	2,623
Restricted cash	—	—	3,000	(25)
Other	333	228	7,829	(909)

Net cash provided by operating activities	35,206	44,452	127,890	95,317

Cash flows from investing activities
Capital expenditures	(27,937)	(10,935)	(74,232)	(35,522)
Purchase of long-term investment	—	(2,941)	(616)	(2,941)
Proceeds from disposal of property, plant and equipment	9	192	236	457
Purchases of short-term investments	(7,571)	(61,111)	(105,667)	(187,743)
Proceeds from maturities of short-term investments	67,380	6,989	204,397	19,962

Net cash provided by (used in) investing activities	31,881	(67,806)	24,118	(205,787)

Cash flows from financing activities
Issuance of common stock	60	65	785	506

Net cash provided by financing activities	60	65	785	506

Cash and cash equivalents
Net increase (decrease)	67,147	(23,289)	152,793	(109,964)
Balance at beginning of period	105,009	79,981	19,363	166,656

Balance at end of period	$172,156	$56,692	$172,156	$56,692

See accompanying notes to consolidated financial statements

Stillwater Mining Company

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1

GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of September 30, 2011 and the results of its operations and its cash flows for the three- and nine- month periods ended September 30, 2011 and 2010. The results of operations for the first nine months of 2011 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements in this quarterly report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s previously filed 2011 Quarterly Reports on Form 10-Q and in the Company’s 2010 Annual Report on Form 10-K.

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

The Company evaluates subsequent events through the date the consolidated financial statements are issued. Other than the subsequent event noted below, no subsequent events were identified that required additional disclosure in the consolidated financial statements through the date of this filing.

On October 4, 2011 the Company completed its previously announced acquisition of all the outstanding shares of Peregrine Metals Ltd (“Peregrine”) under a Canadian plan of arrangement approved by Peregrine shareholders and the Supreme Court of British Columbia. Peregrine’s principal asset is the Altar project, a large, undeveloped property located in the San Juan province of Argentina with significant copper and gold resources. At closing, Stillwater exchanged 0.08136 of its shares and $1.35 cash for each of the outstanding shares of Peregrine. Approximately 650,000 Peregrine options remained unexercised as of the transaction closing date; these were exchanged for equivalent options to purchase 96,154 shares of Stillwater common stock. The net cash outlay for Stillwater in the transaction, after considering cash proceeds held in Peregrine from the exercise of options and warrants and associated transaction costs was approximately $167.0 million. A total of 12.0 million new Stillwater shares also were issued in the transaction; based on Stillwater’s closing share price on October 4, 2011 of $8.02 per share, these shares (which include the replacement options) were valued at about $97.3 million. There was no effect on the basic earnings per share calculation or the diluted earnings per share calculation at September 30, 2011 as a result of this subsequent acquisition. The Company recognized transaction costs of $1.3 million related to the Peregrine acquisition in the third quarter of 2011 which are included within General and administrative in the Consolidated Statements of Operations and Comprehensive Income. The Company recognized additional transaction costs of approximately $3.0 million in the fourth quarter of 2011 upon closing of the acquisition.

NOTE 2

SALES

Mine Production

The Company mines and processes ores containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to third party refineries for final processing from where they are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product precious metals are normally sold at market prices to customers, brokers or outside refiners. By-products of copper and nickel are produced by the Company at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are included in revenues from mine production. During the third quarter of 2011 and 2010, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $9.0 million and $5.5 million, respectively. During the first nine months of 2011 and 2010, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $24.5 million and $21.7 million, respectively.

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

PGM Recycling

The Company purchases spent catalyst materials from third parties and processes these materials in its facilities in Columbus, Montana to recover palladium, platinum and rhodium for sale. It also accepts material supplied from third parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company has entered into sourcing arrangements for catalyst material with several suppliers. Under these sourcing arrangements as currently structured, the Company normally advances cash against a shipment of material shortly before receiving the physical shipment. These advances are included in Other current assets on the Company’s consolidated balance sheet until such time as the material has been physically received and title has transferred to the Company. The Company holds a security interest in materials procured by its largest recycling supplier not yet received by the Company. Once the material is physically received and title has transferred, the associated advance is reclassified from Other current assets into Inventories. Finance charges collected on advances and inventories prior to being earned are included in Other current liabilities on the Company’s consolidated balance sheet. Finance charges are reclassed from Other current liabilities to Interest income ratably from the time the advance was made until the out-turn date of the inventory.

At the same time the Company commits to purchase recycling material, it typically enters into a fixed forward contract for future delivery of the PGMs contained in the recycled material at a price consistent with the purchase cost of the recycled material. The fixed forward contract commits the Company to deliver finished metal on a specified date that normally corresponds to the expected out-turn date for the metal from the final refiner. The purpose of this arrangement is to eliminate the Company’s exposure to fluctuations in market prices during processing, while at the same time creating an obligation for the Company to deliver metal at a future point in time, an obligation that could be subject to operational risks. If the Company were unable to complete the processing of the recycled material by the contractual delivery date, it could either cover its delivery commitments with mine production or purchase finished metal in the open market. If open market purchases are used, the Company would bear the cost (or benefit) of any change in the market price relative to the price stipulated in the delivery contract.

Other

The Company makes other open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $1.1 million for PGMs that were purchased in the open market and resold for the three- and nine- month periods ended September 30, 2011. The Company recognized revenue of $4.6 million for PGMs that were purchased in the open market and resold for the nine- month period ended September 30, 2010.

Total Sales

Total sales to significant customers as a percentage of total revenues for the three- and nine- month periods ended September 30, 2011 and 2010, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Customer A	31%	19%	27%	19%
Customer B	20%	16%	21%	11%
Customer C	16%	43%	19%	48%
Customer D	10%	*	*	*

	77%	78%	67%	78%

*	Represents less than 10% of total revenues

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

PGM Recycling

The Company regularly enters into fixed forward sales relating to its recycling of PGM catalyst materials. The metals from PGM recycled materials are typically sold forward at the time the Company commits to purchase the materials and delivered against the fixed forward contracts when the ounces are recovered. All of these fixed forward sales contracts open at September 30, 2011, will settle at various periods through February 2012. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. As of September 30, 2011, no such margin deposits were outstanding or due.

Occasionally, the Company also has entered into financially settled forward contracts on its recycled materials. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal on a specific future date. No financially settled forward contracts were entered into during the third quarter of 2011. The Company generally has not designated these contracts as cash flow hedges, so they are marked to market at the end of each accounting period. The change in the fair value of the derivatives is reflected in the consolidated statement of operations and comprehensive income.

The following is a summary of the Company’s outstanding commodity derivatives as of September 30, 2011:

PGM Recycling:
Fixed Forwards
	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price
Fourth Quarter 2011	34,835	$1,793	46,746	$751	8,061	$1,877
First Quarter 2012	799	$1,798	868	$780	1,113	$1,733

NOTE 4

SHARE-BASED COMPENSATION

Stock Plans

The Company sponsors stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. Effective March 1, 2011, the Company ceased offering stock options as incentive compensation to employees and non-employee directors and in the future expects to issue only cash awards or nonvested shares in lieu of stock options. The Company continues to have stock options previously issued that remain outstanding. The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise period, vesting period and all other terms of instruments issued under the Plans. Approximately 1.1 million shares were available and reserved for grant as of September 30, 2011.

Stock Options

The Company received $0.1 million in cash from the exercise of stock options in each of the three- month periods ended September 30, 2011 and 2010, respectively. The Company received $0.8 million and $0.5 million in cash from the exercise of stock options in the nine- month periods ended September 30, 2011 and 2010, respectively.

The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant using a Black-Scholes option pricing model. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture. The compensation expense, recorded in General and administrative in the Consolidated Statements of Operations and Comprehensive Income, related to stock options during the three- month periods ended September 30, 2011 and 2010, was $58,000 and $38,400, respectively, and $189,400 and $112,300 during the nine- month periods ended September 30, 2011 and 2010, respectively.

The following table presents the total compensation expense not yet recognized related to nonvested stock options to be recognized over the remaining vesting periods:

Compensation
(in thousands)	Expense
Remaining three months of 2011	$45
2012	97
2013	33

Total	$175

Nonvested Shares

The following table summarizes the status of and changes in the Company’s nonvested shares during the first nine months of 2011:

Nine Months Ended September 30, 2011	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at December 31, 2010	1,563,886	$9.37
Granted	310,681	23.02
Vested	(412,211)	14.86
Forfeited	(714)	16.57

Nonvested shares at March 31, 2011	1,461,642	$10.72

Granted	46,907	21.33
Vested	—	—
Forfeited	(400)	23.06

Nonvested shares at June 30, 2011	1,508,149	$11.04

Granted	6,058	15.61
Vested	—	—
Forfeited	(87)	22.91

Nonvested shares at September 30, 2011	1,514,120	$11.06

Compensation expense, included within General and administrative in the Consolidated Statements of Operations and Comprehensive Income, related to grants of nonvested shares was $1.7 million and $3.0 million in the three- month periods ended September 30, 2011 and 2010, respectively, and was $4.8 million and $6.3 million in the nine- month periods ended September 30, 2011 and 2010, respectively.

The following table presents the compensation expense of the nonvested shares outstanding at September 30, 2011 to be recognized over the remaining vesting periods:

(in millions)	Compensation Expense
Fourth quarter 2011	$1.6
2012	5.1
2013	2.9
2014	0.3

Total	$9.9

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

At September 30, 2011, the Company has net operating loss carryforwards (NOLs), which expire at various times in years 2011 through 2030. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers, more likely than not, will not be realized. As of September 30, 2011, the Company has accrued $2.8 million and $12.6 million for its estimated alternative minimum tax (“AMT”) obligations associated with earnings for the three- and nine- month periods ended September 30, 2011. The Company has AMT net operating loss carry-forwards, and anticipates that up to approximately $80.5 million of 2011 AMT income will be subject to offset by available AMT NOLs. This reflects the provisions of Internal Revenue Code section 382, which imposes limitations on the usage of NOL carry-forwards following an ownership change of greater than 50%. The Company did not recognize an income tax provision for the three- and nine- month periods ended September 30, 2010, respectively. Changes in the Company’s net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.

The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax provision in the Consolidated Statements of Operations and Comprehensive Income. There were no interest or penalties for the three- and nine- month periods ended September 30, 2011 and 2010. Tax years still open for examination by the taxing authorities are the years ending December 31, 2010, 2009, and 2008.

NOTE 6

COMPREHENSIVE LOSS

Other comprehensive loss consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income. As of September 30, 2011 and 2010, such items consisted of unrealized losses on available-for-sale marketable securities.

The following summary sets forth the changes in Accumulated other comprehensive loss in stockholders’ equity for the first nine months of 2011 and 2010:

(in thousands) Nine Months Ended September 30, 2011	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$(852)

Change in value	(190)

Comprehensive loss	$(190)

Balance at March 31, 2011	$(1,042)
Change in value	86

Comprehensive income	$86

Balance at June 30, 2011	$(956)

Change in value	(235)

Comprehensive loss	$(235)

Balance at September 30, 2011	$(1,191)

(in thousands) Nine Months Ended September 30, 2010	Accumulated Other Comprehensive Loss

Balance at December 31, 2009	$(90)

Change in value	(194)

Comprehensive loss	$(194)

Balance at March 31, 2010	$(284)
Change in value	16

Comprehensive income	$16

Balance at June 30, 2010	$(268)

Change in value	(200)

Comprehensive loss	$(200)

Balance at September 30, 2010	$(468)

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

In October 2009, the Company undertook the exchange of $15.0 million face amount of the convertible debentures for 1.84 million shares of the Company’s common stock. The debentures so acquired were retired. There is $166.5 million face value of the debentures outstanding as of September 30, 2011.

Amortization expense related to the issuance costs of the debentures was approximately $0.2 million for each of the three- month periods ended September 30, 2011 and 2010, respectively, and $0.7 million for each of the nine- month periods ended September 30, 2011 and 2010, respectively. The interest expense on the debentures was approximately $0.8 million for each of the three- month periods ended September 30, 2011 and 2010, respectively, and $2.3 million for each of the nine-month periods ended September 30, 2011 and 2010, respectively. The Company made cash payments of $1.6 million for interest on the debentures for each of the three- month periods ended September 30, 2011 and 2010, respectively, and $3.1 million for each of the nine- month periods ended September 30, 2011 and 2010, respectively.

The Company also has outstanding a $30.0 million offering of 8.0% Exempt Facility Revenue Bonds, Series 2000, issued through the State of Montana Board of Investments and due July 1, 2020. The balance outstanding at September 30, 2011, was $29.5 million, which is net of unamortized discount of $0.5 million.

In connection with the signing of the Peregrine arrangement agreement on July 11, 2011, the Company received a bridge capital loan commitment of $200.0 million in order to provide for additional working capital support if needed following the closing of the Peregrine acquisition. Late in the third quarter, the Company subsequently canceled the $200.0 million bridge capital loan commitment. The Company recognized expenses of $3.0 million related to the bridge capital loan commitment included within General and administrative in the Consolidated Statements of Operations and Comprehensive Income as of September 30, 2011.

NOTE 8

SEGMENT INFORMATION

The Company operates three reportable business segments: Mine Production, PGM Recycling and Canadian Properties. These segments are managed separately based on fundamental differences in their operations and geographic separation.

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

The Company evaluates performance and allocates resources based on income or loss before income taxes. The following financial information relates to the Company’s business segments:

(in thousands) Three Months Ended September 30, 2011	Mine Production	PGM Recycling	Canadian Properties	All Other	Total
Revenues	$145,033	$107,477	$—	$1,142	$253,652
Depreciation and amortization	$15,359	$269	$—	$—	$15,628
Interest income	$—	$635	$—	$471	$1,106
Interest expense	$—	$—	$—	$1,635	$1,635
Income (loss) before income taxes	$58,584	$4,357	$(871)	$(18,571)	$43,499
Capital expenditures	$27,657	$123	$2,862	$117	$30,759
Total assets	$409,778	$111,555	$195,392	$362,857	$1,079,582

(in thousands) Three Months Ended September 30, 2010	Mine Production	PGM Recycling	Canadian Properties	All Other	Total
Revenues	$88,222	$54,650	$—	$—	$142,872
Depreciation and amortization	$17,951	$129	$—	$—	$18,080
Interest income	$—	$314	$—	$322	$636
Interest expense	$—	$—	$—	$1,633	$1,633
Income (loss) before income taxes	$12,046	$3,149	$—	$(9,784)	$5,411
Capital expenditures	$9,006	$1,800	$—	$129	$10,935
Total assets	$386,343	$40,093	$—	$351,802	$778,238

(in thousands) Nine Months Ended September 30, 2011	Mine Production	PGM Recycling	Canadian Properties	All Other	Total
Revenues	$406,746	$238,430	$—	$1,142	$646,318
Depreciation and amortization	$46,555	$796	$—	$—	$47,351
Interest income	$—	$1,554	$—	$1,285	$2,839
Interest expense	$—	$—	$—	$4,907	$4,907
Income (loss) before income taxes	$163,983	$10,696	$(1,911)	$(40,558)	$132,210
Capital expenditures	$64,404	$187	$12,212	$251	$77,054
Total assets	$409,778	$111,555	$195,392	$362,857	$1,079,582

(in thousands) Nine Months Ended September 30, 2010	Mine Production	PGM Recycling	Canadian Properties	All Other	Total
Revenues	$275,991	$130,591	$—	$4,622	$411,204
Depreciation and amortization	$52,997	$212	$—	$—	$53,209
Interest income	$—	$973	$—	$596	$1,569
Interest expense	$—	$—	$—	$4,902	$4,902
Income (loss) before income taxes	$52,134	$9,415	$—	$(27,717)	$33,832
Capital expenditures	$30,574	$4,742	$—	$206	$35,522
Total assets	$386,343	$40,093	$—	$351,802	$778,238

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

Inventories reflected in the accompanying balance sheets consisted of the following:

(in thousands)	September 30, 2011	December 31, 2010
Metals inventory
Raw ore	$973	$943
Concentrate and in-process	55,315	40,818
Finished goods	102,554	42,236

	158,842	83,997
Materials and supplies	20,130	17,809

Total inventory	$178,972	$101,806

NOTE 10

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised or vested and the Company’s convertible debt was converted. Reported net income was adjusted for the interest expense (including amortization expense of deferred debt fees) and the related income tax effect for the convertible debentures for the three- and nine- month periods ending September 30, 2011. The Company currently has only one class of equity shares outstanding.

A total of 33,991 and 41,596 options to purchase weighted shares of common stock were included in the computation of diluted earnings per share for the three- month periods ended September 30, 2011 and 2010, respectively. Outstanding options to purchase 60,987 and 45,964 of weighted shares of common stock were included in the computation of diluted earnings per share for the nine- month periods ended September 30, 2011 and 2010, respectively. Outstanding options to purchase 289,700 and 480,244 of weighted shares of common stock were excluded from the computation of diluted earnings per share for the three- month periods ended September 30, 2011 and 2010, respectively, and outstanding options to purchase 51,357 and 485,156 of weighted shares of common stock were excluded from the computation of diluted earnings per share for the nine- month periods ended September 30, 2011 and 2010, respectively, because the market price at the end of each period was lower than the exercise price, and therefore the effect would have been antidilutive.

The effect of including outstanding nonvested shares was to increase diluted weighted average shares outstanding by 888,248 and 1,172,068 shares for the three- month periods ended September 30, 2011 and 2010, respectively. A total of 992,966 and 1,108,121 outstanding nonvested shares were included in the computation of diluted earnings per share for the nine- month periods ended September 30, 2011 and 2010, respectively.

All 7.1 million shares of common stock applicable to the outstanding convertible debentures were included in the computation of diluted weighted average shares in the three- and nine- month periods ended September 30, 2011. All shares of common stock applicable to the outstanding convertible debentures were excluded from the computation of diluted weighted average shares in the three- and nine- month periods ended September 30, 2010 because the net effect of assuming all the debentures were converted would have been antidilutive.

Reconciliations showing the computation of basic and diluted shares and the related impact on income for the three- month and nine- month periods ended September 30, 2011 are shown in the following table:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(in thousands, except per share amounts)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Net income	$40,741			$119,631
Basic EPS
Income available to common stockholders	40,741	103,114	$0.40	119,631	102,831	$1.16

Effect of Dilutive Securities
Stock options	—	34		—	61
Nonvested shares	—	888		—	993
1.875% Convertible debentures	913	7,082		2,738	7,082

Diluted EPS
Income available to common stockholders + assumed conversions	$41,654	111,118	$0.37	$122,369	110,967	$1.10

NOTE 11

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

Financial assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010, consisted of the following:

(in thousands)	Total	Fair Value Measurements		Level 3
At September 30, 2011		Level 1	Level 2
Mutual funds	$1,134	$1,134	$—	$—
Investments	$89,738	$89,738	$—	$—

(in thousands)	Total	Fair Value Measurements		Level 3
At December 31, 2010		Level 1	Level 2
Mutual funds	$1,092	$1,092	$—	$—
Investments	$188,988	$188,988	$—	$—

Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive income (loss).

Financial assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2011, and December 31, 2010, consisted of the following:

(in thousands)	Total	Fair Value Measurements		Level 3
At September 30, 2011		Level 1	Level 2
Convertible debentures	$154,845	$—	$154,845	$—
Exempt facility revenue bonds	$27,506	$—	$—	$27,506

(in thousands)	Total	Fair Value Measurements		Level 3
At December 31, 2010		Level 1	Level 2
Convertible debentures	$193,973	$—	$193,973	$—
Exempt facility revenue bonds	$26,903	$—	$—	$26,903

The Company used implicit interest rates of comparable unsecured obligations to calculate the fair value of the Company’s $30 million 8% Series 2000 exempt facility industrial revenue bonds at September 30, 2011, and December 31, 2010. The Company used its current trading data to determine the fair value of the Company’s $166.5 million 1.875% convertible debentures at September 30, 2011, and December 31, 2010.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The commentary that follows should be read in conjunction with the consolidated financial statements included in this quarterly report and with the information provided in the Company’s previously filed 2011 Quarterly Reports on Form 10-Q and in the Company’s 2010 Annual Report on Form 10-K.

Overview

Stillwater Mining Company (the “Company”) is a Delaware corporation, headquartered in Billings, Montana, listed on the New York Stock Exchange under the symbol SWC and on the Toronto Stock Exchange under the symbol SWC.U. The Company mines, processes, refines and markets palladium and platinum ores from two underground mines situated within the J-M Reef, an extensive trend of PGM mineralization located in Stillwater and Sweet Grass Counties in south central Montana. Ore produced from each of the mines is crushed and concentrated in a mill at each mine site. The resulting concentrates are then trucked to the Company’s smelting and refining complex in Columbus, Montana which processes the mine concentrates and also recycles spent catalyst materials received from third parties. A portion of the recycling material is purchased for the Company’s own account and the balance is toll processed on behalf of others. Processing these materials through the smelter and base metal refinery extracts by-products copper and nickel from the product stream, leaving a PGM-rich filter cake which is shipped to third parties for final refining into finished metals.

The Company is also developing two new expansion projects along the J-M Reef adjacent to its existing mines. The first of these, known as the Blitz project, involves developing new underground drifts on two levels to the east of the current Stillwater Mine. The Company is acquiring a tunnel boring machine (“TBM”) to facilitate this development, which will be carried out over several years and ultimately will extend underground access out to about 26,000 feet east of the existing Stillwater shaft. The project also contemplates adding a new portal and decline from the surface that will intersect the Blitz development and provide a needed ventilation circuit and secondary egress. The full Blitz development is planned to take five or six years to complete, although some mine production could be on line at Blitz within three or four years if the project proceeds as expected.

The other project on the J-M Reef, known as Graham Creek, is expected to develop another 7,000 feet toward the west from the present East Boulder Mine infrastructure using an existing TBM that is already operating there. East Boulder Mine’s TBM, which was used about a decade ago to develop initial access to the J-M Reef and then the west footwall lateral access paralleling the mineralized J-M Reef, was re-commissioned and began limited operation in late 2010. Initial work at Graham Creek is designed to assess the continuity and structural controls related to the J-M Reef near the far western end of the Stillwater Complex. Under the most recent plan, the Graham Creek TBM drive could be completed as soon as the first half of 2013, to be followed by an intensive drilling program intended to more fully define the Graham Creek resource.

The Company is currently in the environmental assessment phase on its Marathon PGM-copper development project situated near the town of Marathon, on the north shore of Lake Superior in Ontario, Canada. Detailed project engineering is expected to begin in November 2011. Considerable progress has been made to-date on environmental and permitting requirements needed to complete the environmental assessment the subsequent operating permit processes as well as the establishment of general arrangements for project infrastructure. Initial capital estimates are now projected in the range of $550 million to $650 million with increased tailings disposal infrastructure costs to meet the Company’s standards and regulatory requirements making up a large part of the increase. With successful completion of detailed engineering, approval of the environmental assessment and issuance of the required permits, the Marathon project is now targeted for higher PGM production in the early years declining over the life of the mine to average approximately 200,000 ounces of PGMs and about 37.0 million pounds of copper per year.

Significant Recent Developments

On October 4, 2011 the Company completed its previously announced acquisition of all the outstanding shares of Peregrine Metals Ltd (“Peregrine”) under a Canadian plan of arrangement approved by Peregrine shareholders and the Supreme Court of British Columbia. Peregrine’s principal asset is the Altar project, a large, undeveloped property located in the San Juan province of Argentina with significant copper and gold resources.

At closing, Stillwater exchanged 0.08136 of its shares and $1.35 cash for each of the outstanding shares of Peregrine. Approximately 650,000 share options to purchase Peregrine shares remained unexercised as of the transaction closing date; these were exchanged for equivalent options to purchase 96,154 shares of Stillwater common stock. The net cash outlay for Stillwater in the transaction, after considering cash proceeds held in Peregrine from the exercise of options and warrants and associated transaction costs was approximately $167.0 million. A total of 12.0 million new Stillwater shares also were issued in the transaction; based on Stillwater’s closing share price on October 4, 2011 of $8.02 per share, these shares (including the replacement options) were valued at approximately $97.3 million. The Company recognized additional transaction costs of approximately $3.0 million in the fourth quarter of 2011 upon closing of the acquisition.

The Peregrine acquisition, when combined with the Marathon acquisition which closed in the fourth quarter of 2010 represent significant diversification measures that reach beyond the Company’s current operations along the J-M Reef. These acquisitions have followed from several years of evaluating possible acquisition opportunities in an effort to provide a more diversified economic profile in order to mitigate the Company’s exposure to the sometimes steep cycles in PGM prices and provide a platform for future growth. The Company currently expects to finance the requisite working capital and the exploration, permitting and development of the two projects through a combination of cash flows from operations and future financing as opportunities warrant. The Company may also seek to partner with one or more suitable mining or other entities in constructing these projects.

On August 15, 2011, the Company's common shares began trading on the Toronto Stock Exchange (“TSX”) under the symbol SWC.U. Stillwater’s shares have traded on the New York Stock Exchange since June of 2001, and this additional listing on the TSX acknowledges the importance of the Company’s increasing involvement in Canada, as well as allowing the shares to be actively traded on one of the world’s most active mining stock exchanges. In conjunction with this additional listing, the Company has reviewed its Canadian filings in order to comply with the filing requirements applicable to foreign entities whose shares are traded on the TSX.

Ongoing Projects and Financing

In mid-September 2011 the Company announced its intention to issue $300 million in unsecured high-yield debentures in order to alleviate a $200 million bridge facility backing up the Peregrine transaction and provide additional funds for project development. During the marketing period for these debentures, instability in European financial markets and concerns regarding the world economic outlook increased high-yield borrowing rates sharply, and management concluded that the timing for the financing was inopportune. Management further determined that there were adequate resources on hand to complete the Peregrine acquisition and meet other near term financial requirements without entering into a large financing on disadvantageous terms. As a result, the proposed financing was withdrawn from the market. The Company is continuing to review various financing alternatives and expects to reassess its financing decisions upon the stabilization of the financial markets.

With its ongoing mining operations, the expansion projects of Blitz and Graham Creek, the desire to proceed with the Marathon and Altar projects, and the likely need to refinance its convertible debt in 2013, the Company expected to utilize a combination of its internal cash being generated and external funds raised in the capital markets to satisfy its capital needs. In view of the recent financial markets, the Company is reviewing its capital and spending requirements and prioritizing its capital needs. In the absence of external financing, the Company does not believe that it will have sufficient cash available to fund all its budgeted projects. The Company’s ability to access the capital markets (taking into account the inherent costs associated therewith) or otherwise entertain a joint venture partner on satisfactory terms will heavily influence the timing and development of projects. The Company emphasizes that no decisions have been made but management believes it prudent to carefully review its commitments and address time frames for development in light of the financial markets and the likely increased costs of funds. Management expects to reassess development and capital spending from time to time in any case, the decisions of which would naturally depend on metal prices, financing costs and the cost of mining.

Third Quarter Results

For the third quarter of 2011, the Company reported net income of $40.7 million, or $0.37 per fully diluted share, an increase from $5.9 million, or $0.06 per share, reported in the third quarter 2010. PGM prices increased slightly during the third quarter of 2011, but were substantially higher than a year earlier. The Company’s average realization on sales of mined palladium was $772 per ounce in the 2011 third quarter, up 63.9% from an average of $471 per ounce in the third quarter of 2010 and an increase over the $752 per ounce average in this year’s second quarter. Similarly for platinum sales, the Company realized an average of $1,784 per ounce in this year’s third quarter, up 23.2% from the average $1,448 per ounce in the same quarter last year and a slight increase over the $1,769 per ounce average in the 2011 second quarter. The stronger prices in 2011 reflect constrained supply – very little growth in production and negligible exports from the Russian strategic stockpile – combined with recovering automotive demand and significant investor interest in PGMs. However, late in the 2011 third quarter, PGM prices along with prices for other commodities and precious metals, declined amid investor concerns about Europe and the state of the world economy.

The Company’s PGM sales volumes from its mining operations increased to 137,800 combined ounces of palladium and platinum in the third quarter of 2011, up from 136,600 ounces in the second quarter of 2011 and 120,500 ounces sold during the third quarter of 2010. Mined production ounces sold during this year’s third quarter exceeded ounces produced (130,000 ounces mined compared to 137,800 ounces sold) however, total ounces sold year to date continue to trail mined ounces produced (403,800 ounces mined in the first nine months of 2011, compared to 389,500 ounces sold). The lag or catch-up is attributable to several weeks required for processing mine production before it becomes available for sale and delivered to the final customer.

The Company’s combined average realized price for each metal differs from equivalent average market prices as a result of various contractual provisions, including small contractual discounts and selling prices based on monthly averages which generally lag the market price by one month. In addition, the Company’s average realized price for mined metals differs from recycled metals due to contractual provisions and timing differences.

The Company’s recycling volume processed increased to 133,500 ounces of PGMs, an increase of 70.1% over the 78,500 ounces recycled in the third quarter of 2010. Recycled PGM ounces sold (which include palladium, platinum and rhodium) increased by 77.3% to 86,700 ounces in the 2011 third quarter, from 48,900 ounces in the third quarter of 2010. In addition, during the third quarter of 2011, the Company processed and returned 30,600 ounces of material tolled for third parties, compared to 44,400 ounces tolled and returned in the third quarter of 2010.

During the third quarter of 2011, the Company reported mine production of 130,000 combined ounces of palladium and platinum – up from 122,400 ounces in the comparable quarter last year. The improved 2011 production reflected stronger ore grades in the off-shaft area of the Stillwater Mine and the restart in 2011 of production from the east side of the Stillwater Mine. Production at the East Boulder Mine increased slightly in the third quarter of 2011 compared to the same quarter of 2010.

Total consolidated cash costs per ounce, a non-GAAP measure of extraction efficiency explained more fully later in this discussion, at $439 per ounce during the third quarter were slightly above the Company’s annual 2011 guidance of $430 per ounce and up 9.2% over the $402 per ounce reported in the 2010 third quarter. Year to date through September, total consolidated cash costs per ounce have averaged $419 per ounce, compared to $386 per ounce for the same period last year, in part reflecting higher royalties and production taxes as a result of higher PGM prices in 2011. Labor costs in 2011 are also higher, reflecting higher wage rates and an increase in employee count since 2010. In general, higher costs in 2011 reflect underlying inflation and higher level of operating activity.

Additional detail of costs of metals sold for mined production is provided in the table that follows:

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Costs of Metals Sold - Mining
Labor Costs	34.5	29.0	5.5	100.3	84.5	15.8
Materials and Supplies	17.5	13.2	4.3	50.4	39.7	10.7
Contractor Services	5.2	4.5	0.7	15.6	12.0	3.6
Utilities and Fuel	5.0	4.1	0.9	15.5	12.9	2.6
Other Operating Expenses	0.2	0.2	(0.1)	0.8	0.5	0.3
Processing and Support Allocations	7.6	6.5	1.1	22.1	19.4	2.7
Capitalized Development Reallocation	(12.1)	(6.6)	(5.5)	(37.6)	(20.5)	(17.1)
Royalties, Insurance & Taxes	12.8	7.1	5.7	38.3	23.5	14.8
Inventory (Increase)/Decrease	0.3	0.2	0.2	(9.0)	(0.9)	(8.1)

Costs of Metals Sold – Mine Production	$71.0	$58.2	$12.8	$196.4	$171.1	$25.3

The Company’s total available liquidity, expressed as cash plus short-term investments, continued to strengthen during the third quarter and at September 30, 2011, was $261.9 million, up from $208.4 million at December 31, 2010, and from $254.9 million at the end of the 2011 second quarter. Net working capital (including cash and investments) also increased through the quarter to $407.0 million at September 30, 2011 from $291.2 million at year end 2010. During the third quarter of 2011, working capital increased by $30.5 million, when compared to the end of the second quarter of 2011, including growth in recycling inventories of $22.8 million as the volume of recycling material fed to the smelter expanded.

The net immediate effect of the Peregrine transaction which closed on October 4, 2011, after associated fees and expenses, was to reduce the Company’s liquidity by about $167.0 million. The Company recognized additional transaction costs of approximately $3.0 million in the fourth quarter of 2011 upon closing of the acquisition.

Mining Operations

After reviewing year-to-date mine production and the outlook for the fourth quarter, the Company has concluded to maintain its guidance for 2011 mined palladium and platinum production at 515,000 ounces. Total mine production of PGMs during the third quarter of 2011 was 130,000 ounces, bringing the year-to-date total to 403,800 ounces. Production has exceeded expectations due primarily to more tons mined than anticipated, higher ore grades in the lower off shaft area of the Stillwater Mine and the contribution of higher grades from the east side of the Stillwater Mine. Despite diverting some production resources into development during the third quarter, which resulted in lower production in this year’s third quarter than in the second quarter, production has remained ahead of expectations.

Capital spending guidance for 2011 also has been adjusted, in this case reduced from $120.0 million to about $115.0 million. Capital expenditures during the third quarter of 2011 totaled $30.8 million (of which $2.8 million was included in payables at September 30, 2011) bringing total capital spending for the first nine months of 2011 to $77.1 million. By way of comparison, the Company spent a total of $50.3 million in capital for the full year 2010. The higher 2011 spending is primarily attributable to equipment replacement and expanded development efforts in the Montana mines, plus approximately $10.0 million of spending for the Marathon PGM-copper project and $10.0 million to $15.0 million for new resource development projects within the J-M Reef. A project to add a slag cleaning circuit in the newly refurbished backup smelter furnace has been delayed into 2012 as a result of difficulty in securing qualified engineering services for the project.

As noted above, during the fourth quarter of 2010 the Company announced two new resource development projects along the Stillwater Complex in Montana: the Blitz project, immediately to the east of the Company’s Stillwater Mine, and the Graham Creek project, immediately to the west of the Company’s East Boulder Mine. Depending on the ultimate quality of the resources in these areas, these projects have the potential to extend the life of the existing mines and may allow the Company to increase annual mine production. In addition, these projects provide the opportunity to better understand portions of the undeveloped resource along the J-M Reef.

Third quarter 2011 palladium and platinum production at the Stillwater Mine totaled 96,800 ounces, an improvement of 8.0% over the 89,600 ounces produced in the same quarter of 2010, but lower than the 108,900 ounces produced during the second quarter of 2011. During 2011, production at the Stillwater Mine benefitted from a combination of more tons mined, improved ore grades in the lower off shaft and restored production from the east side of the mine that was idled in 2008. Following the very strong production in this year’s second quarter, some resources were diverted out of production and into mine development in order to bolster the mine’s developed state going forward.

Stillwater Mine’s total cash costs of $411 per mined ounce for the third quarter of 2011 were greater than the $374 per ounce reported for the third quarter of 2010. Cash costs per ore ton mined at the Stillwater Mine were $197 for the third quarter, higher than the $170 per ton reported for the third quarter of 2010, reflecting higher royalties and taxes associated with increased metal prices, as well as the higher costs of mining on the east side. Capital expenditures at the Stillwater Mine totaled $21.2 million in the third quarter of 2011, compared to $7.4 million spent during the third quarter of 2010. Capital expenditures have totaled $47.7 million year to date, a little less than planned, but nearly twice the $24.1 million spent during the first nine months of 2010. Primary development at the Stillwater Mine during 2011 third quarter advanced about 6,700 feet, or 26.0% less than planned. Resources were not available during the third quarter to assemble a fifth development crew at Stillwater Mine as contemplated in the budget. Secondary development during the third quarter totaled about 4,700 feet, about 5.0% better than budgeted, as resources diverted out of ore production in the quarter were focused on secondary development. Diamond drilling footage totaled about 82,800 feet at the Stillwater Mine for the third quarter of 2011, about 16.3% less than planned, again reflecting staffing limitations.

Mine production at the East Boulder Mine for the third quarter of 2011was 33,200 combined palladium and platinum ounces, slightly above the 32,800 ounces produced during the third quarter of 2010. Total cash costs of $520 per mined ounce at East Boulder were up from $480 per ounce for the same quarter last year, mostly reflecting the higher royalties and taxes associated with higher PGM prices this year. Capital expenditures at the mine were $5.0 million in the third quarter of 2011 compared to $0.9 million in the third quarter of 2010. Capital expenditures at the mine were $13.7 million year to date in 2011, compared to $3.8 million year to date in 2010. Primary development at the East Boulder Mine advanced about 1,600 feet during the 2011 third quarter, and secondary development advanced 3,700 feet during the quarter. In total, 2011 development footage at the East Boulder Mine is essentially right on plan, in part because of the TBM activity on the west side of the mine. Diamond drilling footage totaled about 43,000 feet for the third quarter, well ahead of plan as drilling behind the TBM progressed.

PGM Recycling

The Company recycles spent catalyst material, commingled with its mine concentrates, through its smelting and refining facilities in Columbus, Montana, ultimately recovering the palladium, platinum and rhodium from these materials. As noted previously, total recycle ounces processed (purchased and tolled) in the third quarter of 2011 were 133,500 ounces, up 70.1% when compared to the 78,500 ounces processed in the third quarter of 2010. For the third quarter of 2011, the Company earned $4.4 million from its recycling operations on revenues of $107.5 million, reflecting a combined average recycling realization of $1,230 per sold ounce. For the third quarter of 2010, the Company reported net income from recycling operations of $3.1 million, on revenues of $54.7 million and a combined average realization of $1,099 per sold ounce. Higher combined average realizations and higher sales volumes were offset by increased costs as a result of modifications to supplier contracts that allow the Company to remain competitive in the recycling business. Total tons of recycling material processed during the third quarter of 2011, including tolled material, averaged 22.2 tons per day, compared to 13.8 tons per day in the third quarter of 2010. Higher PGM prices during 2011 have continued to provide a strong incentive for suppliers to collect recycling material.

During the past couple of years, the Company has completed a number of projects in support of its metallurgical processing and recycling operations. In May 2009, the Company commissioned a new electric furnace in the Columbus smelter, increasing throughput capacity and creating backup furnace capacity in the event of planned or unforeseen outages. During the third quarter 2010, the Company commissioned a dedicated catalyst receiving, crushing and sampling plant that allows for the segregation and handling of multiple batches of recycling material simultaneously. During the first quarter of 2011, the Company commissioned a state-of-the-art assay laboratory, constructed and equipped in 2010, which utilizes an automated x-ray facility that provides accurate results with faster turnaround times than conventional fire assay methods. New laboratory software supports this automated x-ray system, as well as other laboratory processes.

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

In sourcing recycled automotive catalysts, the Company only advances funds to its suppliers when the associated material for recycling is awaiting transit or is already in transit to the Columbus processing facilities. The new recycling sampling and assay facilities allow the Company to accelerate final settlements with suppliers, thereby reducing the amount of working capital the suppliers must employ. Outstanding procurement advances that were not backed up by inventory physically in the Company’s possession at September 30, 2011 and 2010 totaled $1.8 million. Reflecting higher PGM prices (average acquisition price per ounce up about $87) and increased recycling volumes (up 278% from December 31, 2010) total value in inventory associated with the Company’s recycling business was $102.9 million at September 30, 2011, up from $31.7 million at the same time last year.

Marathon PGM-Copper Project

During 2011, the Company continued environmental assessment and permitting work at its Marathon PGM-copper project in Ontario, Canada. Additional delineation drilling has now been completed at Marathon in order to optimize design of the pit configurations and ensure proper placement of the tailings facility. Exploration drilling is under way on various other properties in the area where the Company holds mineral interests. Detailed engineering is scheduled to begin on the project in November 2011.

The Company completed the acquisition of the PGM assets of Marathon PGM Corporation during the fourth quarter of 2010. The principal asset acquired is the Marathon PGM-copper development project near the town of Marathon, Ontario on the north shore of Lake Superior. Based on a completed definitive feasibility study, the Marathon deposit contains the potential for PGM production of 200,000 ounces per year (at a ratio of about 4 to 1 palladium to platinum) and annual copper production of approximately 37.0 million pounds per year. Mine life, based on the feasibility study reserves, is anticipated to be approximately 11.5 years. PGM production over the life of the property is now expected to exceed the average production level in the early years of the operation.

The Marathon transaction fits into the Company’s long-term strategy to diversify its mining activities. The Marathon area is well developed with extensive public infrastructure already established, and there is other active mining in the general vicinity of the project. The new mine is projected to create a significant number of jobs in an area with relatively high unemployment. The Company’s focus on environmental stewardship should serve it well in this region.

In the Province of Ontario, ancillary activities associated with the development of a mine, such as establishment of transmission corridors and disposition of Crown lands, are subject to the provincial Environmental Assessment Act, while private mining development projects that trigger the Federal Environmental Assessment Act are reviewed by the federal government. In October 2010, Canada’s Environment Minister announced his decision to refer assessment of the Marathon project to an independent Federal Review Panel. Following that decision, Stillwater requested that consideration be given to establishing a joint federal/provincial review panel in order to better coordinate all assessment activities related to the Marathon project. In moving forward with this voluntary harmonization agreement, Stillwater is hopeful that the coordinated review will reduce duplication and permitting delays while improving the overall process from a consultation and disclosure perspective.

During the third quarter of 2011, the Company received extensive guidelines from the Review Panel governing the preparation of an environmental assessment for the Marathon project. In preparation for the environmental assessment, the Company and its predecessors have gathered extensive baseline information dealing with the natural environment and social and cultural background around the project area. These baseline studies have been underway since 2001 and have been supplemented and updated further since 2007. The baseline program includes research related to climate and meteorology, air quality, noise, geology, soils, wildlife, vegetation, groundwater, surface water, fish and fish habitat, socioeconomics, land use, and cultural and traditional knowledge. Analysis and computer modeling by third-party environmental, engineering and consulting firms are currently under way to assess the cultural and environmental effects of all phases of the mine’s life cycle from construction through operation and closure. Additionally, the Company is committed to consulting and working with aboriginal groups, local communities, federal and provincial government representatives and the public at large in order to move the project forward constructively. The Company is scheduled to complete and submit the Marathon environmental assessment for consideration by the Review Panel in March 2012.

Estimates of the project timing, cost, production yield and financing of the Marathon project are preliminary. The Company is in the process of undertaking an advanced engineering study with respect to the Marathon Project and so does not possess the same degree of knowledge and understanding of the Marathon property as it does with respect to the mining properties it has owned and operated for a number of years. Accordingly, undue reliance should not be placed on the forward-looking information presented for this project. The estimates presented herein are based on a number of assumptions and management decisions that are subject to significant uncertainties and contingencies, many of which are beyond the Company’s control. These assumptions and management decisions may prove incorrect, and many of the factors that will impact actual project timing, cost, production yield and financing plans are beyond the Company’s control. Many factors could cause the timing, cost, production yields and financing mix to differ from the Company’s current expectations and those differences could be material.

The Company does not currently have in place any revolving credit facility or other short-term credit commitment. While the lack of a credit agreement may create vulnerability under certain circumstances for the Company, the Company is currently seeking to arrange a revolving credit facility to supplement its working capital needs.

Palladium Markets

Despite some recent weakness in all metal markets, there has been a dramatic improvement in the Stillwater PGM market basket price since the beginning of 2009. Prior to that time, the price of palladium generally was averaging about 25-26% of the price of platinum. If that were still the case today the Company’s PGM market basket price would only be about $630 per ounce, 22% lower (and the South African PGM market basket would be about $1,170, or 6% lower). The significant change over the past three years has been the rerating of the price of palladium upwards against the price of platinum, so that the price for palladium now averages approximately 40% of the price of platinum. Significantly, to date the recent decline in metals prices has not altered this 40% relationship.

The Company has long highlighted the distorted relationship between the palladium price and the price of platinum. Because the two metals are largely interchangeable in their principal applications, substitution of the lower-priced metal for the higher-priced alternative would normally have caused their prices to converge. Until recently, however, this discussion has been conducted in the face of a continuing oversupply of palladium, attributable principally to the Russian government’s ongoing (and orderly) liquidation of its enormous strategic stockpile of palladium. This stockpile, which at its peak contained an estimated 30.0 million ounces of palladium, has been sold off over the past twenty years at a rate of one to two million ounces per year. By most indications, it is now nearly exhausted.

The Company’s marketing efforts in recent years have been assisted by strong growth in the demand for catalytic converters, the dominant market for both platinum and palladium. Automotive production has surged strongly ahead and palladium’s share of the market has predominated in catalytic converters due to its favorable economics. Indeed today palladium constitutes over 90% of the metal used for catalytic conversion of emissions from gasoline engines.

While the palladium market has been through a tumultuous decade, this new market dynamic has emerged strongly since 2008 as the price of palladium has moved up against platinum. In considering the changing market dynamics for palladium, the Company believes that the convergence between the palladium and platinum prices is not yet finished, and that going forward palladium is likely to trade still higher against the price of platinum. Supporting this is the fact that catalytic converter technology now permits a one-for-one substitution ratio between palladium and platinum for gasoline emission catalytic converters, and also a one-for-one substitution ratio for the 50% portion of diesel catalytic converters that can utilize palladium. Thus, at the current price ratio palladium predominates in the catalytic converter market.

Of course, the significant ability to substitute palladium for platinum in their principal applications arguably might cause the price of platinum to decline at the same time that the palladium price is strengthening. However, platinum economics make that unlikely. The price of platinum, due to constraints on production worldwide, is being pressured upward by “cost push economics” – in order to have adequate supplies of platinum available in the market, the price must remain sufficient to cover the marginal cost of production. Numerous challenges, particularly in South Africa, are steadily and steeply driving up the cost of producing platinum – and to an even greater degree, the cost of replacing each ounce of platinum produced. So if the platinum price falls to any significant degree, the viability of marginal mining operations in South Africa may be put in jeopardy. Lower platinum prices ultimately will constrain supply and so, in the face of increasing demand, they cannot prevail for long.

At the same time, due to the one-for-one substitutability of palladium for platinum in catalytic converters, the palladium price is now being driven by “price pull economics.” As the platinum price rises due to increasing costs, there is growing demand for the limited supply of less expensive palladium, which in turn pulls its price higher against that of platinum as producers seek it as a substitute for platinum. This dynamic may be reducing the Company’s traditional risk as a swing producer of palladium (over 90% of palladium is produced secondarily as a by-product of either platinum or nickel production) to one where the price of palladium is driven by the price of platinum. As a swing producer, Stillwater and the other primary palladium producers at low palladium prices have had to consider suspending or restructuring operations, while the palladium production of the major producers largely continued, driven by the economics of their primary product – either platinum or nickel. One of the Company’s competitors was compelled to suspend production for a time following the price drop in 2008. Stillwater was able to maintain its production during the same period as a result of the floor prices in its then-existing auto contracts, which have since expired.

Areas of Strategic Emphasis

The Company’s three-fold strategy continues to be 1) to operate responsibly, 2) to market the Company’s primary product, palladium, and 3) to grow and diversify the Company. This strategy is intended to mitigate the Company’s financial and operating risks and to add scale. These priorities have emerged as a result of the volatile swings in the palladium price over the past decade in recognition of the loss of downside price protection once the pricing floors in the Company’s automotive contracts expired at the end of 2010 and in recognition the end use of the Company’s product was dominant in one industry in support of one technology.

Stillwater continues to be a palladium and platinum producer with an expanding palladium production profile. Existing mining operations are expected to yield in excess of 500,000 ounces of palladium and platinum this year at a ratio of palladium to platinum of 3.4 to 1. The Company pursues a vigorous market development campaign for palladium, its primary product. These efforts target both palladium jewelry and the industrial markets and have been successful in fostering new markets and in expanding existing markets. In 2011 the Company budgeted $10.0 million for palladium marketing and to date in 2011 has expensed $7.7 million in its efforts to market palladium through the Palladium Alliance International, a trade organization established for that purpose in early 2006.

The Company has continued its pursuit of growth, first in the PGM sector, and second, looking beyond PGMs, recognizing that PGM growth opportunities are limited by the scarcity of attractive PGM resources worldwide and in particular outside of South Africa and Russia. Recognizing the Company’s exposure to the cyclicality of metals markets, it has long expressed its critical need to diversify in order to provide longer-term sustainability, and that in considering diversification opportunities it would consider copper or nickel operations, particularly if such projects contained precious metals – with a primary bias towards PGMs but also considering investments in gold and/or silver. If the Company is successful in developing the Peregrine property, it will have achieved a meaningful diversification, broadening its scope into four principal products, namely palladium, platinum, copper and gold.

Strategic Emphasis 1. Existing Operations and Opportunities

The Company’s patented and unpatented claims along the J-M Reef, a high-grade PGM resource uplifted within the Beartooth Mountains of south-central Montana just north of Yellowstone National Park, hold considerable promise for additional development in the future. The J-M Reef extends horizontally underground along a 28-mile trend, averaging about 1 1/2 miles in height and typically about 5 feet in width. It is the highest-

grade PGM deposit and one of the largest precious metal reserves controlled by a single company in the world. The Company’s proven and probable ore reserves, at the end of 2010, totaled 40.8 million tons at an average grade of 0.49 ounces per ton. Broken out by mine site, as of December 31, 2010, the Stillwater Mine had 15.7 million ore tons at an average grade of 0.63 ounces per ton, containing 9.8 million ounces; and the East Boulder Mine had 25.1 million ore tons with an average grade of 0.40 ounces per ton, containing 10.0 million ounces.

Over the years the Company has evaluated various different mining approaches in seeking to optimize performance and maximize extraction efficiency within this PGM resource. Recent years have seen considerable progress in controlling production costs and in matching different mining methods to the unique geological characteristics of various areas within the mines. As a result, productivities have improved and cost competitiveness has increased. A recent study compared cash costs (including sustaining capital requirements) expressed on a platinum-equivalent basis for operating PGM mines in North America and South Africa for the first half of 2011. Both of the Company’s mines emerged as among the very lowest-cost, highest margin operations within that universe. The Company’s operations have benefitted in recent times from improved efficiencies and from the narrowing of the historical gap between the palladium price and the platinum price. At the same time, the South Africans have struggled with sharply rising capital and operating costs, a strong local currency, and with political headwinds on several fronts.

Addressing the longer-term potential of undeveloped areas in the J-M Reef, the Company initiated two additional projects in 2010 along the J-M Reef which have the potential to significantly expand the Company’s ore resource there and may provide the potential for increased production over time. The Blitz project is situated immediately to the east of the Company’s Stillwater Mine and the Graham Creek project just to the west of the Company’s East Boulder Mine. Initial development of the two projects is estimated to require capital investment of approximately $188.0 million over the next six years.

Beginning in late 2003, the Company stepped up its efforts to develop and grow a sustainable PGM recycling business. The Company’s recycling business is facilitated by the copper and nickel by-products in the concentrate stream produced from the Montana mines, which act metallurgically as PGM collectors within the molten bath of the Company’s electric arc furnace. The recycling business had grown sufficiently that in 2008 the Company determined to add additional infrastructure to support its growth. This included constructing a second, larger electric arc furnace in 2009, adding a unique catalytic converter preparation and sampling plant in 2010 and then setting up a state-of-the-art automated assay laboratory commissioned earlier this year. The Company has now refurbished the former furnace, which ultimately will operate as a slag-cleaning furnace for the growing recycle volumes and provide operational back-up for the new furnace.

Strategic Emphasis 2. Markets and Marketing

As the largest primary producer of palladium in the world, the Company has of necessity taken on a significant role in the promotion of its principal product. Over the years, that role has evolved from simply advocating for palladium as a less costly alternative to platinum and other metals in diesel catalytic converters and fuel cell applications, through providing image advertising and technical assistance in support of palladium as a jewelry metal, and more recently toward expounding on the striking pattern of supply and demand imbalance emerging in the industry.

The J-M Reef, like most all northern-hemisphere PGM deposits, is palladium rich, having an average palladium to platinum ratio of about 3.4 to 1. Being palladium rich, the Company’s PGM production has usually realized a lower weighted average market basket price than the South African producers, which are platinum rich and in many cases enjoy a platinum to palladium ratio of about 2 to 1. Thus, with palladium recently at about $600 per ounce and platinum at about $1,525 per ounce, the Company’s PGM market basket price is just over $800 per ounce, while the South African market basket is around $1,250 per ounce. As already noted, the Company seeks to make up for this revenue gap by maximizing the cost efficiency of its Montana operations. However, through developing or enhancing the market for palladium, the Company also can benefit competitively as the price gap between palladium and platinum narrows. Consequently, the Company has aggressively focused on palladium market development.

Strategic Emphasis 3. Growth and Diversification

A critical business concern faced by the Company has been its reliance on essentially a single market and a single property for its ongoing financial viability. Historically, the Company has mitigated the effect of price cycles within the PGM market primarily through floor prices built into its major sales agreements. However, the last of these sales agreements expired at the end of 2010, leaving the Company fully exposed to the fortunes of PGM prices. Of course, this singular exposure is attractive to many portfolio managers, who are able to purchase the Company’s shares as an attractive surrogate for holding the metals themselves. From a business perspective, though, the lack of diversification enhances the risk that at some point the cycles in the metals markets or other shifts in technology could leave the Company struggling to survive. The Company has seen such cycles before in 2002 and again in 2008, when only the contractual floor prices and significant intervention prevented the Company from succumbing to the markets. Consequently, a long-time key strategic objective has been to diversify the Company’s holdings so as to develop two or three foundational assets that can stabilize the Company through severe market downturns.

In early 2010, recognizing that palladium’s market dynamics were beginning to shift, the Company began evaluating expansion opportunities adjacent to its existing operations along the J-M Reef, resulting in the Blitz and Graham Creek projects. The Company also moved swiftly to assess other attractive PGM properties available for acquisition. Along with its purchase of the Marathon PGM-copper project in Ontario near the north shore of Lake Superior, the Company also purchased the adjacent Bermuda property from Benton Resources. In the Company’s view, these properties constitute the only near-term opportunities to bring new PGM production on line in North America. The Marathon project is now advancing through the environmental assessment stage, with post-feasibility detailed engineering getting under way in November 2011. The property is projected to produce on average approximately 200,000 ounces per year of PGMs at a palladium to platinum ratio of about 4 to 1. Importantly, it will also include significant copper output, about 37.0 million pounds per year which, at copper prices at or above about $3.50 per pound, is projected to cover all operating costs based on current estimates which are preliminary. The Marathon project potentially will increase the Company’s total annual PGM production by 40%, lower the Company’s average PGM cash cost by up to 30%, and diversify it into copper.

The Marathon acquisition represents an initial, very attractive step toward diversifying the Company’s asset base – that is, with PGMs and copper in Canada. It fits well into the Company’s market profile, centering on additional PGMs. However, in itself the Marathon project does not have sufficient scale or product breadth to fulfill the Company’s diversification objective of providing financial stability in turbulent metals markets.

To a great extent, the Company’s recent acquisition of Peregrine Metals does meet the objective of acquiring a foundational asset that brings scale and diversity into the Company. It provides a long-term value-adding diversification step with the potential for significant endowments of copper and gold. Based on its long-term value prospects, the Company concluded to pay for the Peregrine acquisition using Stillwater shares and cash. Management believes that the proportionate use of common stock in the acquisition, although initially dilutive, will be more than offset by long-term value creation. Although the Peregrine asset is largely a copper development (with what appears to be significant gold potential), Stillwater’s revenues are expected to remain primarily PGM-based until the Altar project comes on line.

Importantly, Altar appears to bring with it the potential for creating significant additional value as full delineation drilling on the Altar property is completed. The acquisition includes a very early stage gold discovery, Quebrada de la Mina, situated about two kilometers to the west of the main Altar project, that will be further defined in the upcoming drilling season. There also may be substantial potential to increase value through more fully delineating the Altar porphyry copper/gold resource itself, as the boundaries of the primary resource have not yet been defined. Plus, there are several other highly prospective drilling targets on the Altar property that require further exploration.

For the next three to five years the Company’s efforts at the Altar property will be to more fully define the resource and advance the project through feasibility to production. The Company expects to spend about $25.0 million per year for the next five years for exploration and definitive engineering work. Such costs will be expensed as exploration spending until a feasibility study is completed on the Altar project. If these efforts confirm the value and opportunity of the project, the Company then will assess its various options for funding the development of the project, including possibly bringing in a joint venture partner to share in the risk of this very large project.

Peregrine’s Preliminary Economic Assessment (PEA) report, currently underway, is expected to be published during the fourth quarter of 2011. This study, which is being prepared by an interdisciplinary team of qualified professionals, is a snapshot of project economics completed on a standalone basis, even though the resource has not been fully defined. The PEA assumes all infrastructure is fully paid for by the Company as part of the Altar development as a standalone project. The PEA will provide the first public assessment of the economic potential of the Altar project.

Estimates of the project timing, cost, production yield and financing of the Marathon and Altar projects are preliminary and, in the case of the Altar project, have been formulated based on information pertaining to the Altar project derived from Peregrine. The Company has not yet completed a feasibility study with respect to the Altar project, and is currently just beginning an advanced engineering study with respect to the Marathon Project and so does not possess the same degree of knowledge and understanding of the Peregrine or Marathon properties as it does with respect to the mining properties it has owned and operated for a number of years. Accordingly, undue reliance should not be placed on the forward-looking information presented for these projects. The estimates presented herein are based on a number of assumptions and management decisions that are subject to significant uncertainties and contingencies, many of which are beyond the Company’s control. These assumptions and management decisions may prove incorrect, and many of the factors that will impact actual project timing, cost, production yield and financing plans are beyond the Company’s control. Many factors could cause the timing, cost, production yields and financing mix to differ from the Company’s current expectations and those differences could be material.

The Company continues to regard as its principal business the production of PGMs, and in particular palladium. For the foreseeable future Stillwater will remain a primary producer of palladium, with a palladium growth profile and a view that the palladium price is poised to increase further as its market dynamics continue to strengthen. The Company expects to add significant new PGM value through continuing its staged growth in recycling, the Marathon project, and the Blitz and Graham Creek projects. Management is committed to the pursuit of other appropriate PGM growth opportunities where such growth would add long-term value. The Peregrine acquisition represents a potentially transformational opportunity in the years ahead. If successful in developing the Peregrine property with its associated copper and gold endowments, the Company believes that it will have achieved a meaningful diversification on behalf of shareholders which will balance some of the current risks facing the Company and at the same time will have developed a more broadly based asset profile in several attractive metal markets.

RESULTS OF OPERATIONS

Comparison of Three- Month Periods Ended September 30, 2011 and 2010

The Company’s total revenues increased by 77.5% to $253.7 million in the third quarter of 2011 compared to $142.9 million for the third quarter of 2010. The following analysis covers key factors contributing to the increase in revenues:

SALES AND PRICE DATA

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
(in thousands, except for average prices)	2011	2010
Revenues	$253,652	$142,872	$110,780	78%

Ounces Sold:
Mine Production:
Palladium (oz.)	109	94	15	16%
Platinum (oz.)	29	26	3	12%

Total	138	120	18	15%

PGM recycling: (1)
Palladium (oz.)	49	25	24	96%
Platinum (oz.)	31	20	11	55%
Rhodium (oz.)	6	3	3	100%

Total	86	48	38	79%

Other: (5)
Palladium (oz.)	—	—	—	—
Platinum (oz.)	1	—	1	100%
By-products from mining: (2)
Rhodium (oz.)	2	—	2	100%
Gold (oz.)	2	3	(1)	(33%)
Silver (oz.)	1	1	—	—
Copper (lb.)	218	132	86	65%
Nickel (lb.)	301	239	62	26%
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$772	$471	$301	64%
Platinum ($/oz.)	$1,784	$1,448	$336	23%
Combined ($/oz.) (4)	$988	$687	$301	44%
PGM recycling: (1)
Palladium ($/oz.)	$767	$490	$277	57%
Platinum ($/oz.)	$1,788	$1,622	$166	10%
Rhodium ($/oz.)	$2,192	$2,690	$(498)	(19%)
Combined ($/oz.)	$1,230	$1,099	$131	12%
Other: (5)
Palladium ($/oz.)	$—	$—	$—	—
Platinum ($/oz.)	$1,774	$—	$1,774	100%
By-products from mining: (2)
Rhodium ($/oz.)	$1,832	$2,150	$(318)	(15%)
Gold ($/oz.)	$1,703	$1,239	$464	37%
Silver ($/oz.)	$41	$19	$22	116%
Copper ($/lb.)	$3.87	$3.10	$0.77	25%
Nickel ($/lb.)	$8.39	$8.32	$0.07	1%
Average market price per ounce (3)
Palladium ($/oz.)	$753	$495	$258	52%
Platinum ($/oz.)	$1,771	$1,553	$218	14%
Combined ($/oz.) (4)	$970	$728	$242	33%

(1)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.
(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
(3)	The Company’s average realized price represents revenues, which include the effect of any applicable agreement floor and ceiling prices, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London Bullion Market Association afternoon postings for the actual months of the period.
(4)	The Company reports a combined average realized and a combined average market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.
(5)	Ounces sold and average realized price per ounce from other relate to ounces purchased in the open market for resale.

Net revenues from sales of mine production (includes by-products) were $145.0 million in the third quarter of 2011, compared to $88.2 million for the same period in 2010, a 64.4% increase. The increase in mine production revenues reflects higher market prices and increased volumes sold in the third quarter of 2011 than in the third quarter of 2010. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $988 per ounce in the third quarter of 2011, compared to $687 per ounce in the same quarter of 2010. The total quantity of mined palladium and platinum sold increased by 14.4% to 137,800 ounces in the third quarter of 2011, compared to 120,500 ounces sold during the same time period in 2010.

Revenues from PGM recycling increased to $107.5 million in the third quarter of 2011, or 96.5%, from $54.7 million in the third quarter of 2010. The increase in PGM recycling revenues is a combination of higher prices realized for PGM sales thus far in 2011 as compared to 2010, and higher volumes sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $1,230 per ounce in the third quarter of 2011, up 11.9% from $1,099 per ounce realized in the third quarter of last year. Recycled ounces sold increased to 86,700 ounces in the third quarter of this year from 48,900 ounces in the third quarter of 2010.

The Company’s total costs of metals sold (before depletion, depreciation, amortization, and corporate overhead expenses) increased to $175.5 million in the third quarter of 2011 from $109.9 million in the third quarter of 2010, a 59.7% increase. The higher cost in 2011 was driven primarily by higher volumes of recycling material purchased (and the related higher value of the contained metals) and higher levels of costs of mine production.

The costs of metals sold from mine production totaled $71.0 million for the third quarter of 2011, compared to $58.2 million for the third quarter of 2010, a 22.0% increase. The increase reflected higher labor and contracting costs between the two periods.

Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the third quarter of 2011 increased by 9.2% to $439 per ounce, compared to $402 per ounce in the third quarter of 2010. This increase reflected higher mine production in 2011.

The costs of metals sold from PGM recycling were $103.3 million in the third quarter of 2011, compared to $51.7 million in the third quarter of 2010, an increase of 99.8%. This increase was due both to higher recycling volumes processed and sold and the related higher market value of the materials acquired for processing.

During the third quarter of 2011, the Company’s mining operations produced 130,000 ounces of PGMs, a 6.2% improvement over the 122,400 ounce production in the third quarter of 2010. Production in the third quarter of 2011 included 100,100 ounces of palladium and 29,900 ounces of platinum compared to 94,500 palladium ounces and 27,900 platinum ounces produced in the third quarter of 2010. Production at the Stillwater Mine increased to 96,800 ounces, an improvement over the 89,600 ounces produced in the third quarter of 2010, and production at the East Boulder Mine increased slightly to 33,200 ounces from 32,800 ounces in the same period last year. The improved 2011 production reflected stronger ore grades in the off-shaft area of the Stillwater Mine and the restart in 2011 of production from the east side of the mine. The small production increase at the East Boulder Mine reflected normal variability in mining conditions.

Total marketing, general and administrative, research and development and exploration expenses in the third quarter of 2011 increased 117.9% to $18.3 million compared to $8.4 million in the same period of 2010. This increase reflects higher costs associated with marketing efforts to promote palladium in the jewelry industry and increased activities related to research and development projects as well as exploration endeavors of the mineral properties in Canada. The Company also expensed approximately $4.7 million in costs associated with financing options and approximately $1.3 million of acquisition costs associated with Peregrine Metals Ltd in the third quarter.

Total interest income for the third quarter of 2011 increased to $1.1 million from $0.6 million in the corresponding quarter of 2010, mostly reflecting the Company’s increased average balance of cash, cash equivalents and short-term investments in the third quarter of 2011. Interest earned on recycling volumes in the third quarter of 2011 contributed $0.6 million to net income in comparison to $0.3 million in the third quarter of 2010. Interest expense for both time periods, third quarter of 2011 and 2010 was $1.6 million each.

In the third quarters of 2011 and 2010, other comprehensive income (loss) included a total decrease in the fair value of available-for-sale investment securities and long-term mutual fund investments of $0.2 million.

Comparison of Nine- Month Periods Ended September 30, 2011 and 2010

The Company’s total revenues increased by 57.2% to $646.3 million for the first nine months of 2011 compared to $411.2 million for the same period in 2010. The following analysis covers key factors contributing to the increase in revenues:

SALES AND PRICE DATA
	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
(in thousands, except for average prices)	2011	2010
Revenues	$646,318	$411,204	$235,114	57%

Ounces Sold:
Mine Production:
Palladium (oz.)	308	288	20	7%
Platinum (oz.)	82	84	(2)	(2%)

Total	390	372	18	5%

PGM recycling: (1)
Palladium (oz.)	106	62	44	71%
Platinum (oz.)	71	49	22	45%
Rhodium (oz.)	13	10	3	30%

Total	190	121	69	57%

Other: (5)
Palladium (oz.)	—	10	(10)	(100%)
Platinum (oz.)	1	—	1	100%
By-products from mining: (2)
Rhodium (oz.)	2	2	—	—
Gold (oz.)	6	7	(1)	(14%)
Silver (oz.)	4	4	—	—
Copper (lb.)	612	610	2	—
Nickel (lb.)	972	894	78	9%
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$769	$456	$313	69%
Platinum ($/oz.)	$1,778	$1,465	$313	21%
Combined ($/oz.) (4)	$981	$683	$298	44%
PGM recycling: (1)
Palladium ($/oz.)	$744	$439	$305	69%
Platinum ($/oz.)	$1,770	$1,534	$236	15%
Rhodium ($/oz.)	$2,272	$2,382	$(110)	(5%)
Combined ($/oz.)	$1,232	$1,042	$190	18%
Other: (5)
Palladium ($/oz.)	$—	$462	$(462)	(100%)
Platinum ($/oz.)	$1,774	$—	$1,774	100%
By-products from mining: (2)
Rhodium ($/oz.)	$1,857	$2,503	$(646)	(26%)
Gold ($/oz.)	$1,519	$1,177	$342	29%
Silver ($/oz.)	$37	$18	$19	106%
Copper ($/lb.)	$3.99	$3.06	$0.93	30%
Nickel ($/lb.)	$9.70	$8.64	$1.06	12%
Average market price per ounce (3)
Palladium ($/oz.)	$768	$477	$291	61%
Platinum ($/oz.)	$1,782	$1,580	$202	13%
Combined ($/oz.) (4)	$981	$725	$256	35%

(1)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.
(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
(3)	The Company’s average realized price represents revenues, which include the effect of any applicable agreement floor and ceiling prices, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London Bullion Market Association afternoon postings for the actual months of the period.

(4)	The Company reports a combined average realized and a combined average market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.
(5)	Ounces sold and average realized price per ounce from other relate to ounces purchased in the open market for resale.

Net revenues from sales of mine production were $406.7 million in the first nine months of 2011, compared to $276.0 million for the same period in 2010, a 47.4% increase. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $981 per ounce in the first nine months of 2011, compared to $683 per ounce in the same period of 2010. The total quantity of mined palladium and platinum sold in the first nine months of 2011 increased to 389,500 ounces, compared to 372,300 ounces sold during the same time period in 2010.

Revenues from PGM recycling increased 82.5% to $238.4 million in the first nine months of 2011, from $130.6 million for the same period in 2010. The increase in PGM recycling revenues reflects stronger realized prices for PGM sales thus far in 2011 as compared to 2010, as well as much higher volumes sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $1,232 per ounce in the first nine months of 2011, up 18.2% from $1,042 per ounce in the first nine months of last year. Recycled ounces sold increased 56.8% to 190,700 ounces in the first nine months of this year from 121,600 ounces in the same period of 2010.

The Company also purchases PGMs for re-sale from time to time. In the first nine months of 2011 and 2010, respectively, revenue from such sales totaled approximately $1.1 million and $4.6 million on ounces of PGMs purchased in the open market and resold at cost.

The Company’s total costs of metals sold (before depletion, depreciation, amortization, and corporate overhead) increased to $425.5 million for the first nine months of 2011, from $297.6 million for the same period of 2010, a 43.0% increase. The higher cost in 2011 was driven primarily by higher volumes of recycling material purchased (and the related higher market value of the contained metals).

The costs of metals sold from mine production equaled $196.4 million for the first nine months of 2011, compared to $171.0 million for the same period of 2010, a 14.9% increase. A portion of this increase resulted from higher expense for ad valorem severance and tax obligations as a result of higher PGM prices; the remainder reflected higher mine production levels in the 2011 period.

Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the first nine months of 2011 increased to $419 per ounce, compared to $386 per ounce in the same period of 2010. The increase was attributable in part to higher expenses for royalties and taxes which are payable due to higher metal prices in 2011.

The costs of metals sold from PGM recycling activities increased 87.0% to $228.0 million in the first nine months of 2011, compared to $121.9 million in the same period of 2010. Higher recycling volumes processed and sold coupled with the related higher value of the contained metal per ton to acquire recycled material contributed to the higher costs of metals sold from PGM recycling activities.

In the first nine months of 2011 and 2010, respectively, the cost to acquire ounces of PGMs in the open market for resale was $1.1 million and $4.6 million.

During the first nine months of 2011, the Company’s mining operations produced 403,800 ounces of PGMs, including 311,000 and 92,800 ounces of palladium and platinum, respectively. This exceeds the 364,000 ounces of PGMs produced in the same period of 2010, which included 280,600 and 83,400 ounces of palladium and platinum, respectively. Production at the Stillwater Mine increased 14.7% to 304,200 ounces in the first nine months of 2011, from 265,100 ounces in the same period of 2010, while production at the East Boulder Mine remained stable at 99,600 ounces in the first nine months of 2011 compared to 98,900 ounces in the same period in 2010. Higher ore grades in the lower off shaft area of the Stillwater Mine and the contribution of higher grades from the east side of the mine were factors in the overall increase in mine production for the first nine months of 2011 as compared to the same period in 2010.

Total marketing, general and administrative, research and development and exploration expenses in the first nine months of 2011 were $39.4 million, compared to $23.4 million during the same period of 2010, a 68.4% increase. During the first nine months of 2011, the Company incurred increased costs for business development, marketing programs, financing options and the acquisition of Peregrine Metals Ltd.

Total interest income for the first nine months of 2011 increased to $2.8 million from $1.6 million in the first nine months of 2010. Interest earned on recycling volumes in the first nine months of 2011 contributed $1.6 million to net income in comparison to $1.0 million in the same period of 2010. Interest expense in the first nine months of 2011 and 2010 was $4.9 million.

In the first nine months of 2011, other comprehensive income (loss) included an unrealized loss due to the change in the fair value of available-for-sale investment securities and long-term mutual fund investments of $0.3 million. The unrealized loss due to the change in the fair value of these investments in the comparable period of 2010 was $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

For the third quarter of 2011, net cash provided by operating activities was $35.2 million compared to $44.5 million in the third quarter of 2010. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines. Mining productivity rates and ore grades in turn can affect both PGM production and cash costs of production. Net cash flow from operations also includes changes in non-cash working capital, including changes to inventories and advances.

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

Changes in the cash costs of production generally flow through dollar-for-dollar into cash flow from operations, offset only by any associated income tax effects. A reduction due to grade in total mine production of 10%, or about 50,000 palladium and platinum ounces per year, would reduce cash flow from operations by an estimated $48.0 million per year at the average price and cost levels prevailing during the third quarter of 2011.

Net cash provided by investing activities was $31.9 million in the third quarter of 2011, comprised of $27.9 million of capital expenditures, more than offset by $59.8 million realized from a net decrease in short-term investments. In the same period of 2010, investing activities consumed a net $67.8 million, comprised of $10.9 million of capital expenditures and $54.1 million net increase in short-term investments and a $2.9 million investment in conjunction with the Marathon transaction.

The Company received $0.1 million in proceeds during each of the third quarters of 2011 and 2010 from the exercise of outstanding stock options.

At September 30, 2011, the Company’s available cash and cash equivalents totaled $172.2 million, compared to $19.4 million at December 31, 2010. If highly liquid short-term investments are included with available cash, the Company’s balance sheet liquidity increases to $261.9 million at September 30, 2011, up from $208.4 million at December 31, 2010. The Company had $196.0 million of debt outstanding as of September 30, 2011, unchanged from December 31, 2010. The Company’s total debt includes $166.5 million outstanding in the form of convertible debentures due in 2028 (with a date of first call in March 2013) and $29.5 million of Exempt Facility Revenue Bonds due in 2020. The Company expects to pay a total of $5.5 million in interest during 2011 related to its outstanding debt obligations, of which $4.9 million was paid during the first nine months. The Company does not currently have in place any revolving credit facility or other short-term credit commitment. While the lack of a credit agreement may create vulnerability under certain circumstances for the Company, the Company is currently seeking to arrange a revolving credit facility to supplement its working capital needs.

With its ongoing mining operations, the expansion projects of Blitz and Graham Creek, the desire to proceed with the Marathon and Altar projects, and the likely need to refinance its convertible debt in 2013, the Company expected to utilize a combination of its internal cash being generated and external funds raised in the capital markets to satisfy its capital needs. In view of the recent financial markets, the Company is reviewing its capital and spending requirements and prioritizing its capital needs. In the absence of external financing, the Company does not believe that it will have sufficient cash available to fund all its budgeted projects. The Company’s ability to access the capital markets (taking into account the inherent costs associated therewith) or otherwise entertain a joint venture partner or satisfactory terms will heavily influence the timing and development of projects. The Company emphasizes that no decisions have been made but management believes it prudent to carefully review its commitments and address time frames for development in light of the financial markets and the likely increased costs of funds. Management expects to recesses development and capital spending from time to time in any case, the decisions of which would naturally depend on metal prices, financing costs and the cost of mining.

On October 4, 2011, following the end of the third quarter, the Company completed its acquisition of Peregrine, utilizing $199.6 million of cash from its own balance sheet. Partially offsetting this outflow was the acquisition of $33.9 million of cash held by Peregrine. The net immediate effect of the transaction, after associated fees and expenses, was to reduce the Company’s liquidity by about $167.0 million. As noted above, the Company’s available liquidity at September 30, 2011, prior to the transaction, was $261.9 million.

Management believes that, at current PGM prices, the Company’s current available liquidity, together with anticipated cash flow from operations, is adequate to meet current operating needs of the business. However, the recent decline in PGM prices suggests that the Company’s growth plans may be constrained. Along with putting in place a revolving credit facility (which is intended as a working capital backstop, not as capital funding), the Company is currently exploring various options for securing incremental financing in support of the Marathon project. Alternatives may include a return to the high-yield market at some point, seeking project financing for a portion of the project, and/or negotiating a joint venture agreement. In addition to Marathon, the Company also has $166.5 million of convertible debentures that may need to be refinanced in March of 2013. This issue is also being addressed as the Company assesses its financing needs.

CONTRACTUAL OBLIGATIONS

The Company is obligated to make future payments under various debt agreements and regulatory obligations. The following table represents significant contractual cash obligations and other commercial and regulatory commitments, including related interest payments, as of September 30, 2011:

(in thousands)	2011 (1)	2012	2013	2014	2015	Thereafter	Total
Convertible debentures	$—	$—	$166,500	$—	$—	$—	$166,500
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	100	367	281	234	2	1	985
Asset retirement obligations	—	—	—	—	—	144,271	144,271
Payments of interest (2)	1,200	5,522	3,961	2,400	2,400	10,800	26,283
Other liabilities	11,046	8,527	—	—	—	—	19,573

Total	$12,346	$14,416	$170,742	$2,634	$2,402	$185,072	$387,612

(1)	Amounts represent cash obligations for October through December 2011.
(2)	Interest payments on the convertible debentures noted in the above table are calculated up to March 15, 2013, the date the holders of the debentures can exercise their put option.

Interest payments noted in the table above assume all are based on fixed rates of interest. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2011 and 2012, include property taxes and severance taxes.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. Such statements also include, but are not limited to, comments regarding expansion plans, costs, grade, production and recovery rates; permitting; financing needs and the terms of future credit facilities; exchange rates; capital expenditures; increases in processing capacity; cost reduction measures; safety; timing for engineering studies; environmental permitting and compliance; litigating; labor matters; and the palladium, platinum, copper and gold market. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the Company’s 2010 Annual Report on Form 10-K on file with the United States Securities and Exchange Commission and available on the Company’s website.

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

Stillwater Mining Company

Key Factors

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced (000)
Palladium	100	95	311	281
Platinum	30	27	93	83

Total	130	122	404	364

Tons milled (000)	283	279	873	813
Mill head grade (ounce per ton)	0.49	0.48	0.50	0.48
Sub-grade tons milled (000) (1)	24	18	64	64
Sub-grade tons mill head grade (ounce per ton)	0.19	0.17	0.18	0.17
Total tons milled (000) (1)	307	297	937	877
Combined mill head grade (ounce per ton)	0.47	0.46	0.47	0.46
Total mill recovery (%)	92	91	92	91
Total operating costs per ounce (Non-GAAP) (2)	$340	$344	$324	$321
Total cash costs per ounce (Non-GAAP) (2)	$439	$402	$419	$386
Total production costs per ounce (Non-GAAP) (2)	$553	$555	$531	$533
Total operating costs per ton milled (Non-GAAP) (2)	$144	$142	$140	$133
Total cash costs per ton milled (Non-GAAP) (2)	$186	$166	$181	$160
Total production costs per ton milled (Non-GAAP) (2)	$235	$229	$229	$221
Stillwater Mine:
Ounces produced (000)
Palladium	74	69	234	204
Platinum	22	20	70	61

Total	96	89	304	265

Tons milled (000)	184	182	573	527
Mill head grade (ounce per ton)	0.55	0.53	0.56	0.54
Sub-grade tons milled (000) (1)	17	15	49	50
Sub-grade tons mill head grade (ounce per ton)	0.23	0.19	0.21	0.17
Total tons milled (000) (1)	201	197	622	577
Combined mill head grade (ounce per ton)	0.53	0.50	0.53	0.50
Total mill recovery (%)	92	92	92	92
Total operating costs per ounce (Non-GAAP) (2)	$317	$320	$312	$304
Total cash costs per ounce (Non-GAAP) (2)	$411	$374	$401	$365
Total production costs per ounce (Non-GAAP) (2)	$532	$522	$520	$505
Total operating costs per ton milled (Non-GAAP) (2)	$152	$146	$153	$140
Total cash costs per ton milled (Non-GAAP) (2)	$197	$170	$196	$168
Total production costs per ton milled (Non-GAAP) (2)	$256	$238	$254	$232

Stillwater Mining Company

Key Factors (continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
OPERATING AND COST DATA FOR MINE PRODUCTION
(Continued)
East Boulder Mine:
Ounces produced (000)
Palladium	26	26	77	77
Platinum	8	7	23	22

Total	34	33	100	99

Tons milled (000)	99	97	300	286
Mill head grade (ounce per ton)	0.37	0.38	0.37	0.38
Sub-grade tons milled (000) (1)	7	3	15	14
Sub-grade tons mill head grade (ounce per ton)	0.09	0.10	0.10	0.16
Total tons milled (000) (1)	106	100	315	300
Combined mill head grade (ounce per ton)	0.35	0.37	0.36	0.37
Total mill recovery (%)	90	89	89	89
Total operating costs per ounce (Non-GAAP) (2)	$407	$412	$362	$368
Total cash costs per ounce (Non-GAAP) (2)	$520	$480	$474	$442
Total production costs per ounce (Non-GAAP) (2)	$616	$647	$567	$608
Total operating costs per ton milled (Non-GAAP) (2)	$129	$135	$114	$122
Total cash costs per ton milled (Non-GAAP) (2)	$165	$157	$150	$146
Total production costs per ton milled (Non-GAAP) (2)	$195	$211	$179	$201

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only. See “Proven and Probable Ore Reserves – Discussion” in the Company’s 2010 Annual Report on Form 10-K for further information.
(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment write-down’s, gain or loss on disposal of property, plant and equipment, restructuring costs and interest income and expense are not included in total operating costs, total cash costs or total production costs. Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Costs of Revenues” and the accompanying discussion for additional detail.

Stillwater Mining Company

Key Factors (continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, where noted)	2011	2010	2011	2010
SALES AND PRICE DATA
Ounces sold (000)
Mine production:
Palladium (oz.)	109	94	308	288
Platinum (oz.)	29	26	82	84

Total	138	120	390	372

PGM recycling: (1)
Palladium (oz.)	49	25	106	62
Platinum (oz.)	31	20	71	49
Rhodium (oz.)	6	3	13	10

Total	86	48	190	121

Other: (5)
Palladium (oz.)	—	—	—	10
Platinum (oz.)	1	—	1	—
By-products from mining: (2)
Rhodium (oz.)	2	—	2	2
Gold (oz.)	2	3	6	7
Silver (oz.)	1	1	4	4
Copper (lb.)	218	132	612	610
Nickel (lb.)	301	239	972	894
Average realized price per ounce (3)
Mine production:
Palladium ($/oz.)	$772	$471	$769	$456
Platinum ($/oz.)	$1,784	$1,448	$1,778	$1,465
Combined ($/oz)(4)	$988	$687	$981	$683
PGM recycling: (1)
Palladium ($/oz.)	$767	$490	$744	$439
Platinum ($/oz.)	$1,788	$1,622	$1,770	$1,534
Rhodium ($/oz)	$2,192	$2,690	$2,272	$2,382
Combined ($/oz)	$1,230	$1,099	$1,232	$1,042
Other: (5)
Palladium ($/oz.)	$—	$—	$—	$462
Platinum ($/oz.)	$1,774	$—	$1,774	$—
By-products from mining: (2)
Rhodium ($/oz.)	$1,832	$2,150	$1,857	$2,503
Gold ($/oz.)	$1,703	$1,239	$1,519	$1,177
Silver ($/oz.)	$41	$19	$37	$18
Copper ($/lb.)	$3.87	$3.10	$3.99	$3.06
Nickel ($/lb.)	$8.39	$8.32	$9.70	$8.64
Average market price per ounce (3)
Palladium ($/oz.)	$753	$495	$768	$477
Platinum ($/oz.)	$1,771	$1,553	$1,782	$1,580
Combined ($/oz)(4)	$970	$728	$981	$725

(1)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.
(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
(3)	The Company’s average realized price represents revenues, which include the effect of any applicable agreement floor and ceiling prices, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London Bullion Market Association afternoon postings for the actual months of the period.

(4)	The Company reports a combined average realized and a combined average market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.
(5)	Ounces sold and average realized price per ounce from other relate to ounces purchased in the open market for resale.

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

Total Production Costs (Non-GAAP): Calculated as total costs of revenues (for each mine or combined) adjusted to exclude gains or losses on asset dispositions, costs and profit from recycling activities, revenues from the sale of mined by-products and timing differences resulting from changes in product inventories. This non-GAAP measure provides a comparative measure of the total costs incurred in association with production and processing activities in a period, and may be compared to prior periods or between the Company’s mines.

When divided by the total tons milled in the respective period, Total Production Cost per Ton Milled (Non-GAAP) - measured for each mine or combined - provides an indication of the cost per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. Because ore tons are first actually weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Production Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Production Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.

When divided by the total recoverable PGM ounces from production in the respective period, Total Production Cost per Ounce (Non-GAAP) - measured for each mine or combined - provides an indication of the cost per ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because extracting PGM material is ultimately the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Production Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Production Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

Total Cash Costs (Non-GAAP): This non-GAAP measure is calculated by excluding the depreciation and amortization and asset retirement costs from Total Production Costs (Non-GAAP) for each mine or combined. The Company uses this measure as a comparative indication of the cash costs related to production and processing in any period.

When divided by the total tons milled in the respective period, Total Cash Cost per Ton Milled (Non-GAAP) - measured for each mine or combined - provides an indication of the level of cash costs incurred per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. Because ore tons are first weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Cash Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Cash Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.

When divided by the total recoverable PGM ounces from production in the respective period, Total Cash Cost per Ounce (Non-GAAP) - measured for each mine or combined - provides an indication of the level of cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cash cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Cash Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Cash Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

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

When divided by the total tons milled in the respective period, Total Operating Cost per Ton Milled (Non-GAAP) - measured for each mine or combined - provides an indication of the level of controllable cash costs incurred per ton milled in that period. Because of variability of ore grade in the Company’s mining operations, production efficiency underground is frequently measured against ore tons produced rather than contained PGM ounces. Because ore tons are first actually weighed as they are fed into the mill, mill feed is the first point at which production tons are measured precisely. Consequently, Total Operating Cost per Ton Milled (Non-GAAP) is a general measure of production efficiency, and is affected both by the level of Total Operating Costs (Non-GAAP) and by the volume of tons produced and fed to the mill.

When divided by the total recoverable PGM ounces from production in the respective period, Total Operating Cost per Ounce (Non-GAAP) - measured for each mine or combined - provides an indication of the level of controllable cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because ultimately extracting PGM material is the objective of mining, the cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Operating Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Operating Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.

Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$44,212	$42,174	$130,966	$117,008
Royalties, taxes and other	12,823	7,065	38,251	23,481

Total cash costs (Non-GAAP)	$57,035	$49,239	$169,217	$140,489
Asset retirement costs	147	136	432	399
Depletion, depreciation and amortization	15,359	17,951	46,555	52,997
Depletion, depreciation and amortization (in inventory)	(580)	642	(1,670)	64

Total production costs (Non-GAAP)	$71,961	$67,968	$214,534	$193,949
Change in product inventories	2,068	(427)	(6,143)	3,611
Cost of PGM recycling	103,336	51,686	228,042	121,937
PGM recycling - depreciation	269	129	796	212
Add: Profit from By-products	8,969	5,466	24,508	21,691
Add: Profit from PGM recycling	4,508	3,147	11,147	9,414

Total consolidated costs of revenues	$191,111	$127,969	$472,884	$350,814

Stillwater Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$30,686	$28,648	$94,963	$80,570
Royalties, taxes and other	9,056	4,843	27,091	16,243

Total cash costs (Non-GAAP)	$39,742	$33,491	$122,054	$96,813
Asset retirement costs	137	126	401	370
Depletion, depreciation and amortization	12,126	12,532	36,282	36,535
Depletion, depreciation and amortization (in inventory)	(513)	588	(637)	67

Total production costs (Non-GAAP)	$51,492	$46,737	$158,100	$133,785
Change in product inventories	1,666	(178)	(5,544)	(127)
Add: Profit from By-products	5,950	3,555	15,834	14,621
Add: Profit from PGM recycling	3,353	2,304	8,373	6,839

Total costs of revenues	$62,461	$52,418	$176,763	$155,118

East Boulder Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$13,525	$13,526	$36,002	$36,438
Royalties, taxes and other	3,767	2,222	11,160	7,238

Total cash costs (Non-GAAP)	$17,292	$15,748	$47,162	$43,676
Asset retirement costs	11	10	32	29
Depletion, depreciation and amortization	3,233	5,419	10,273	16,462
Depletion, depreciation and amortization (in inventory)	(66)	54	(1,032)	(3)

Total production costs (Non-GAAP)	$20,470	$21,231	$56,435	$60,164
Change in product inventories	(740)	(249)	(1,741)	(884)
Add: Profit from By-products	3,019	1,911	8,674	7,070
Add: Profit from PGM recycling	1,155	843	2,774	2,575

Total costs of revenues	$23,904	$23,736	$66,142	$68,925

PGM recycling and Other (1)
Reconciliation to costs of revenues:
Cost of open market purchases	$1,141	$—	$1,141	$4,622
PGM recycling - depreciation	269	129	796	212
Cost of PGM recycling	103,336	51,686	228,042	121,937

Total costs of revenues	$104,746	$51,815	$229,979	$126,771

(1)	PGM recycling and Other include PGM recycling and metal purchased on the open market for resale.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of adverse changes in metal prices and interest rates as discussed below.

Commodity Price Risk

The Company produces and sells palladium, platinum and associated by-product metals directly to its customers and also through third parties. As a result, financial performance can be materially affected when prices for these commodities fluctuate. In order to manage commodity price risk and to reduce the impact of fluctuation in prices, the Company has entered into long-term agreements with suppliers and customers, from time to time has employed various derivative financial instruments and attempts to maintain adequate liquidity to sustain operations during a downturn in PGM prices. No mine production is currently hedged.

The Company has a supply agreement with General Motors Corporation (GM) that provides for fixed quantities of palladium to be delivered to GM each month. The agreement provides for pricing at a small discount to a trailing market price. The Company also has palladium and platinum supply agreements with Ford Motor Company and BASF and a platinum supply agreement with Tiffany & Co. The Company from time to time may also negotiate potential supply arrangements with other large PGM consumers and in the meantime is selling its remaining mine production under month-to-month and spot sales agreements.

The Company customarily enters into fixed forward sales and from time to time in the past has entered into financially settled forward sales transactions that may or may not be accounted for as cash-flow hedges to mitigate the price risk in its PGM recycling and mine production activities. Under these fixed forward transactions, typically metals contained in the spent catalytic materials are sold forward at the time the materials are purchased and then are delivered against the fixed forward contracts when the finished ounces are recovered. The Company believes such transactions qualify for the exception to hedge accounting treatment provided for in the accounting literature and so has elected to account for these transactions as normal purchases and normal sales. At the present time the Company regularly hedges forward its sales of recycling material when the material is acquired in order to stabilize its margins on recycling transactions. If the Company was unable to complete the processing of the recycled material by the contractual delivery date, it could either cover its delivery commitments with mine production or purchase finished metal in the open market. If open market purchases are used, the Company would bear the cost (or benefit) of any change in the market price relative to the price stipulated in the delivery contract.

Periodically, the Company also has entered into financially settled forwards related to its recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses on such transactions therefore are recognized in net income in each period.

With the acquisition of the Company’s Marathon and Altar projects, the Company also has taken on an increased exposure to the price of copper and gold. Changes in the market price of copper and gold will affect the Company’s profitability and cash flow in the future. Copper and gold are traded on established international exchanges and copper prices generally reflect market supply and demand, but prices can also be influenced by speculative trading in the commodity or by currency exchange rates. Gold prices are driven by supply and demand as well but tend to be heavily influenced by monetary trends and developments and by the expectations for inflationary pressures in global currencies.

Diversification and Financing Risks

Through the Marathon and Peregrine acquisitions, the Company is embarking on plans to expand its mining operations outside the United States and in the case of Peregrine, to the primary mining of copper and gold. From a mining perspective, these acquisitions will present a number of significant risks, including foreign regulatory, political and currency issues, the need to obtain appropriate permits, the dependence on the market price of these metals, the need to hire experienced management and personnel in each jurisdiction and the risks and costs associated with developing mines in each jurisdiction, in general.

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

Dilution Risk

The Marathon and Peregrine transactions involved an aggregate cost of about $230.6 million in cash and 15.9 million shares of Stillwater common stock and additional equity or sale of assets may be required to finance the development. Recognizing that the development of these properties will occur over an extended period, anticipated earnings will also not be generated from these properties for some time. Accordingly, on a per share basis, earnings will be negatively affected until these projects are profitable.

Interest Rate Risk

At September 30, 2011, all of the Company’s outstanding long-term debt was subject to fixed rates of interest. Interest income on payments to the Company’s recycling suppliers is generally linked to short-term inter-bank or other short-term market rates.

The Company’s convertible debentures and industrial revenue bonds do not contain financial covenants, other than change in control protection and, in the case of the convertible debentures, investor make-whole provisions. Consequently, the Company is not subject to conventional financial covenants at this time.

Recognizing the Company will need to finance significant development expenditures in the ensuing five to seven years, some of the financing may be in the form of debt. The Company will be exposed to the interest rates in effect at the time of those future financings should they occur.

Foreign Currency Risk

With the acquisition of the Marathon assets in Canada, the Company has gained some modest exposure to fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar. Similarly, the Peregrine acquisition will create initially minor exposure to Canadian, Argentine and other foreign currencies. While these exposures currently are limited to foreign cash deposits and expenses incurred for the services of a few foreign-based employees and contractors, along with some associated support costs, as the Company’s foreign commitments expand in the future, the exposure will likely become more material. The Company does not generally hedge this exposure at present, but may consider doing so in the future as the scale of its foreign operations grows.

Credit Risk

The Company’s cash management guidelines allow for extending the available investment maturities on a portion of its cash balances, expanding the suite of permissible investments, and adjustment of the percentage limits on certain classes of investments. The Company’s investment securities at September 30, 2011, consisted of a mutual fund, federal agency notes and commercial paper. All investment securities are classified as available-for-sale and are reported at fair value. The Company’s intent is to hold its available-for-sale investment securities until maturity and therefore any unrealized gain or loss is deemed to be temporary.

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

(b) Internal Control Over Financial Reporting.

In reviewing internal control over financial reporting as of September 30, 2011, management determined that during the third quarter of 2011 there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

ITEM 1A

RISK FACTORS

The Company filed its Annual Report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission on February 22, 2011, which sets forth its risk factors in Item 1A therein. As of September 30, 2011, there have been no material changes in the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Following the Company’s recent acquisitions of Marathon PGM Corp. and Peregrine Metals Ltd., the following new risk factor has been added:

THE COMPANY MAY NOT BE ABLE TO SECURE THE NECESSARY FINANCING ON ACCEPTABLE TERMS FOR DEVELOPMENT OF ITS MAJOR PROJECTS

Completing the development of the Marathon and Peregrine projects, together with the expansions being undertaken with the Blitz and Graham Creek projects, will in part depend on the Company’s ability to raise significant capital in the future. While cash flow from operations may contribute a portion of the cash requirement, the Company will likely need to raise additional financing by issuing some combination of debt, equity or convertible securities in the public or private capital markets, securing bank financing, seeking joint venture partners or accessing other sources of capital. There can be no assurance that sufficient funding will be available when needed or on terms deemed favorable to the Company to permit the timely development of these and potential other future projects. The Company’s unsuccessful attempt to issue $300 million in new high-yield debt when the debt markets tightened during the third quarter of 2011 reflects the risk that acceptable financing for these projects may not be available.

ITEM 5

OTHER INFORMATION

Mine Safety Regulations

Safety performance at the Company’s mining operations falls under the regulatory jurisdiction of the U.S. Mine Safety and Health Administration (MSHA). MSHA performs detailed quarterly inspections at each of the Company’s mine sites and separately investigates any occurrences deemed to potentially pose a significant hazard to employee health and safety. The Company cooperates fully with MSHA in its compliance responsibilities and maintains its own safety management system to ensure that the risk to an employee in carrying out his or her job responsibilities is minimized to the extent possible and unsafe conditions are identified and remediated immediately.

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

In legislation signed into law on July 21, 2010, publicly traded mining companies are required to disclose certain statistics pertaining to their compliance with the Mine Act. The following table includes these statistics for each mine site for the Company’s 2011 third quarter, listing the number of actual issuances of citations/orders except for proposed assessment dollar values.

	Section 104 (S&S)	Section 104 (b)	Section 104 (d)	Section 107 (a)	Proposed Assessment (in 000’s)	Pending Legal Actions
Stillwater Mine	23	—	1	—	$48	3
East Boulder Mine	5	—	—	—	$3	3

For the third quarter, ending September 30, 2011, none of the Company’s mines received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. During the third quarter, September 30, 2011, the Company experienced no fatalities at any of its mines.

As of third quarter, ending September 30, 2011, the Company had a total of 6 matters pending before the Federal Mine Safety and Health Review Commission. This includes legal actions that were initiated prior to the three months ending September 30, 2011, and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such three-month period.

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

Date: October 28, 2011
	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2011
	By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBITS

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated, October 28, 2011

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated, October 28, 2011

32.1	Section 1350 Certification, dated, October 28, 2011

32.2	Section 1350 Certification, dated, October 28, 2011

101	The following materials from the Quarterly Report on Form 10-Q of Stillwater Mining Company for the three-month periods ended September 30, 2011 and 2010, filed on October 28, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Operations and Comprehensive Income (Loss), (ii) Balance Sheets, (iii) Statements of Cash Flows, (iv) document and entity information, and (v) related notes to these financial statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL document is unaudited and these are not the officially publicly filed financial statements of Stillwater Mining Company. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.