Form 10-K
period 2011-12-31
STILLWATER MINING CO /DE/
filed 2012-02-23
CIK 931948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-13053

STILLWATER MINING COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	81-0480654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    ☒  YES    ☐  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  YES    ☒  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  YES    ☒  NO

As of June 30, 2011, assuming a price of $22.01 per share, the closing sale price on the New York Stock Exchange, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates was approximately $2.2 billion.

As of February 14, 2012, the Company had outstanding 115,559,388 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders.

GLOSSARY OF SELECTED MINING TERMS

The following is a glossary of selected mining terms used in the United States and Canada and referenced in the Form 10-K that may be technical in nature:

Adit	A horizontal tunnel or drive, open to the surface at one end, which is used as an entrance to a mine.

Anorthosite	Igneous rock composed almost wholly of the mineral plagioclase feldspar.

Assay	The analysis of the proportions of metals in ore, or the testing of an ore or mineral for composition, purity, weight, or other properties of commercial interest.

Base metal refinery	A processing facility designed to extract base metals such as copper and nickel from the product stream. The Company’s base metal refinery receives PGM-rich matte material from the smelter, chemically extracts copper, nickel, residual iron and small amounts of other minerals as by-products from the matte, and then ships the remaining filtercake material to third-party precious metal refiners for final processing.

Catalysts	Catalysts are materials that facilitate one or more chemical reactions without being consumed in the reaction themselves. As referenced in this report, platinum group metals serve as catalysts within the catalytic converters used in automotive exhaust and pollution control systems and, where so indicated, within similar applications in petroleum refining or other chemical processes.

Close-spaced drilling	The drilling of holes designed to extract representative samples (“cores”) of rock and assess the mineralization in a target area.

Concentrate	A mineral processing product that generally describes the material that is produced after crushing and grinding ore, effecting significant separation of gangue (waste) minerals from the metal and/or metal minerals, and discarding the waste and minor amounts of metal and/or metal minerals. The resulting “concentrate” of metal and/or metal minerals typically has an order of magnitude higher content of metal and/or metal minerals than the beginning ore material.

Crystallize	Process by which matter becomes crystalline (solid) from a gaseous, fluid or dispersed state. The separation, usually from a liquid phase on cooling, of a solid crystalline phase.

Cut-off grade	The lowest grade of mineralized material that qualifies as ore in a given deposit. The grade above which minerals are considered economically mineable considering the following parameters: estimates over the relevant period of mining costs, ore treatment costs, smelting and refining costs, process and refining recovery rates, royalty expenses, by-product credits, general and administrative costs, and PGM prices.

Decline	A gently sloped underground excavation constructed for purposes of moving mobile equipment, materials, supplies or personnel from surface openings to deeper mine workings or as an alternative to hoisting in a shaft for mobilization of equipment and materials between mine levels.

Dilution	An estimate of the amount of waste or low-grade mineralized rock which will be mined with the ore as part of normal mining practices in extracting an ore body.

Diamond Drilling	Diamond Drilling is a specialized form of boring holes typically used in defining a mineral deposit which allows for the recovery of core for support of geologic characterization, grade determination and metallurgical testing.

Drift	A major horizontal access tunnel used for the transportation of ore or waste.

Ductility	Property of a solid material that undergoes more or less plastic deformation before it ruptures. The ability of a material to stretch without fracturing.

Fault	A geologic fracture or a zone of fractures along which there has been displacement of the sides relative to one another parallel to the fracture.

Filter cake	The PGM-bearing product that is shipped from the Company’s base metal refinery to a third-party toll refinery for the final extractive stages in the refining process.

Footwall	The underlying side of a fault, ore body, or mine working; especially the wall rock beneath an inclined vein, fault, or reef.

Gabbro rocks (See Mafic/Ultramafic)	A group of dark-colored igneous rocks composed primarily of the minerals plagioclase feldspar and clinopyroxene, with minor orthopyroxene.

Gangue material	The non-metalliferous or waste metalliferous mineral in the ore.

Grade	The average metal content, as determined by assay of a volume of ore. For precious metals, grade is normally expressed as troy ounces per ton of ore or as grams per metric tonne of ore.

Gram	A metric unit measure of mass. Grades of precious metals for palladium, platinum, gold and silver outside the United States usually are reported in grams/tonne. A gram is equal to about 0.032 troy ounces.

Hanging wall	The overlying side of a fault, ore body, or mine working; especially the wall rock above an inclined vein, fault, or reef. (Compare “footwall.”)

Hectare	A metric unit measure of area. One hectare is equivalent to about 2.47 acres.

Hoist	See shaft.

Jackleg drill	A manually operated rock drill, generally powered by compressed air, used to drill holes for blasting rock and to install ground support hardware.

Kilometer	A metric unit measure of distance. One kilometer is equivalent to about 0.62 statute miles.

Lenticular-shaped	Resembling in shape the cross section of a double-convex lens.

Load-haul-dump	A vehicle used underground to scoop up mined material and move it to a central collection or discharge point. Generally called an “LHD” by miners.

Lode claims	Claims to the mineral rights along a lode (vein) structure of mineralized material on Federal land; typically in the U.S. lode claims are 1,500 feet in length and 600 feet wide along the trend of the mineralized material.

Mafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in addition to lighter-colored feldspars.

Matte	See “PGM-rich matte”.

Matrix	The finer-grained material between the larger particles of a rock or the material surrounding mineral particles.

Meter	A metric unit measure of length. One meter is equivalent to about 3.28 feet.

Mill	A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to effect recovery of the pure metal. Term used interchangeably with concentrator.

Mill site claims	Claiming of Federal land for mill site purposes or other operations connected with mining lode claims. Used for non-mineralized land not necessarily contiguous with the vein or lode.

Mineral beneficiation	A treatment process separating the valuable minerals from the host material.

Mineral deposit	Geologic term measuring an aggregate of a mineral or metal in an unusually high concentration. The term deposit does not distinguish whether the mineral can be extracted economically.

Mineralization	The concentration of metals and their compounds in rocks, and the processes involved therein.

Mineralized material	A mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a general estimate of available tonnage and average grade of metals. Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

Mouat Agreement	Mining and Processing Agreement dated March 16, 1984 regarding the Mouat family. The Mouat royalty stems back to the formation of Stillwater Mining Company at which time claims staked by the Mouats’ forebears in 1876 were leased to Stillwater Mining Company.

Net Smelter Return (NSR)	A payment made by a producer of metals based on the value of the gross metal production from the property, less deduction of certain limited costs including smelting, refining, transportation and insurance costs.

Net smelter royalty	A share of revenue paid by the Company to the owner of a royalty interest generally calculated based on the imputed value of the PGM concentrate delivered to the smelter. For Stillwater Mining Company’s Montana operations, royalties are calculated on the mineral production subject to each royalty as a percentage of the revenue received by the Company after deducting treatment, refining and transportation charges paid to third parties, and certain other costs incurred in connection with processing the concentrate at the Columbus smelter.

Norite	Coarse-grained igneous rock composed of the minerals plagioclase feldspar and orthopyroxene.

Ore	That part of a mineral deposit which could be economically and legally extracted or produced at the time of reserve determination.

Outcrop	The part of a rock formation that appears at the earth’s surface often protruding above the surrounding ground.

PGM	The platinum group metals collectively and in any combination of palladium, platinum, rhodium, ruthenium, osmium, and iridium. Reference to PGM grades for the Company’s mine operations include measured quantities of palladium and platinum only. References to PGM grades associated with recycle materials typically include palladium, platinum and rhodium.

PGM-rich matte	Matte is an intermediate product of smelting; an impure metallic sulfide mixture made by melting sulfide ore concentrates. PGM rich matte is a matte with an elevated level of platinum group metals.

Porphyry	A copper porphyry is igneous rock containing large crystals known as phenocrysts embedded in a fine-grained matrix containing copper, copper sulfides, and potential lesser amounts of other metals and minerals. Porphyry copper deposits contain disseminated mineralization meaning that a large volume of shattered rock contains a branching network of tiny quartz veins, spaced only a few centimeters apart, in which grains of the copper ore minerals chalcopyrite and bomite occur with pyrite. Commercial copper porphyry deposits typically are low grade (1% copper or less), but can be very large. The majority of all copper mined today is produced from porphyry deposits.

Probable (indicated) reserves	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Proven (measured) reserves	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

Recovery	The percentage of contained metal actually extracted from ore in the course of processing such ore.

Reef	A layer precipitated within the Stillwater Layered Igneous Complex enriched in platinum group metal-bearing minerals, chalcopyrite, pyrrhotite, pentlandite, and other sulfide materials. The J-M Reef, which the Company mines, occurs at a regular stratigraphic position within the Stillwater Complex. Note: this use of “reef” is uncommon and originated in South Africa where it is used to describe the PGM-bearing Merensky, UG2, and other similar layers in the Bushveld Complex.

Refining	The final stage of metal production in which residual impurities are removed from the metal.

Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Recycling materials	Spent PGM-bearing materials collected for reprocessing from automotive, petroleum, chemical, medical, food and other catalysts. Additionally, PGMs for recycling may be sourced from scrap electronics and thermocouples, old jewelry and materials used in manufacturing glass.

Scrubber	A treatment system for industrial waste gases that extracts environmentally deleterious components prior to venting to the atmosphere. The Company’s scrubber system at the smelter and base metal refinery primarily removes sulfur dioxide – which is converted in the scrubber into environmentally benign gypsum (calcium sulfate) – and captures any particulates in the stack gas.

Shaft	A vertical or steeply inclined excavation for the purposes of opening and servicing an underground mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

Slag	Slag is a nonmetallic product resulting from the mutual dissolution of flux and nonmetallic impurities during smelting. A silica rich slag is a smelting slag that contains a relatively high level of silica.

Sill	(1) With respect to a mine opening, the base or floor of the excavated area (stope); (2) With respect to intrusive rock, a tabular intrusive unit that is conformable with surrounding rock layers.

Slusher	(1) An electric double-drum winch with two steel ropes attached to an open-bottomed scoop that transports (drags) ore from the rock face to a loading point, where the ore is discharged. (2) A very selective mining method in which small ore stopes are mined using a slusher.

Smelting	Heating ore or concentrate material with suitable flux materials at high temperatures creating a fusion of these materials to produce a melt consisting of two layers, with a slag of the flux and gangue (waste) minerals on top and molten impure metals below. This generally produces an unfinished product (matte) requiring refining.

Sponge	A granular (shot) form of PGM. Commonly, the form required for manufacture of many PGM-based chemicals and catalysts.

Stope	A localized area of underground excavation from which ore is extracted.

Strike	The course, direction or bearing of a vein or a layer of rock.

Tailings	That portion of the mined material that remains after the valuable minerals have been extracted.

TBRC	A “top-blown rotary converter,” a rotating furnace vessel which processes PGM-rich matte received from the smelter furnace, removing iron from the molten material by injecting a stream of oxygen. This process converts iron sulfides into an iron oxide slag which floats to the surface for separation.

Tonne	A metric unit measure used in the mining industry. One tonne is equal to 1,000 kilograms, about 1.102 short tons or 2204.6 pounds. Production volumes outside the United States usually are reported in tonnes.

Tolling	Processing of material owned by others for a fee without taking title to the material.

Troy ounce	A unit measure used in the precious metals industry. A troy ounce is equal to about 31.103 grams. The amounts of palladium and platinum produced and/or sold by the Company are reported in troy ounces. There are 12 troy ounces to a troy pound and 32,150.7 troy ounces in a metric tonne.

Tunnel Boring Machine (TBM)	A machine that is typically used to excavate tunnels with a circular cross section through a variety of rock strata over long relatively straight horizontal distances. The TBM bores through anything from hard rock to sand.

Ultramafic rocks	Igneous rocks composed chiefly of dark, ferromagnesian minerals in the absence of significant lighter-colored feldspars.

Vein	A mineralized zone having regular development in length, width and depth that clearly separates it from neighboring rock.

Wall rock	The rock adjacent to, enclosing, or including a vein, layer, or dissemination of ore minerals. See “Hanging wall” and “Footwall” above.

PART I

ITEMS 1, 1A, AND 2

BUSINESS, RISK FACTORS AND PROPERTIES

INTRODUCTION

Stillwater Mining Company (the Company) is engaged in the development, extraction, processing, smelting, refining and marketing of palladium, platinum and associated metals (platinum group metals or PGMs) from a geological formation in south-central Montana known as the J-M Reef and from the recycling of spent catalytic converters. The Company is also engaged in expanding its mining operations on the J-M Reef, developing its Marathon PGM/copper property adjacent to Lake Superior in the province of Ontario, Canada and advancing the exploration of its Altar copper/gold property in the province of San Juan Argentina.

The J-M Reef is the only known significant primary source of platinum group metals inside the United States and one of the significant resources outside South Africa and the Russian Federation. Associated by-product metals at the Company’s operations include significant amounts of nickel and copper and minor amounts of gold, silver and rhodium. The J-M Reef is a narrow but extensive mineralized zone containing PGMs, which has been traced over a strike length of approximately 28 miles.

The Company conducts mining operations at the Stillwater Mine near Nye, Montana and at the East Boulder Mine southeast of Big Timber, Montana. Ore extraction at both mines takes place within the J-M Reef. The Company operates concentrating plants at each mining operation to upgrade the mined production into a concentrate form. The Company operates a smelter and base metal refinery at Columbus, Montana which further upgrades the mined concentrates into a PGM-rich filter cake. The filter cake is shipped to third-party custom refiners for final refining before the contained PGMs are sold to third parties.

In the fourth quarter of 2010, the Company announced two new expansion projects along the J-M Reef. The first of these, known as the Blitz project, will develop new underground drifts on two levels from the current Stillwater Mine toward the eastern extremity of the reef. The other project, known as Graham Creek, will develop about 8,200 feet toward the west from the existing East Boulder Mine infrastructure, using a tunnel-boring machine (TBM).

Besides processing mine concentrates, the Company also recycles spent catalyst material acquired from third parties at the smelter and base metal refinery to recover the contained PGMs – palladium, platinum and rhodium. The Company currently has catalyst sourcing arrangements with various suppliers who ship spent catalysts to the Company for processing. The Company smelts and refines the spent catalysts within the same process stream as the mine concentrates. The Company both purchases recycling materials for its own account and processes them on behalf of others for a fee.

PGMs are rare precious metals with unique physical properties that are used in diverse industrial applications and in jewelry. The largest use for PGMs currently is in the automotive industry for the production of catalytic converters that reduce harmful automobile emissions. Besides being used in automotive applications, palladium is used in jewelry, in the production of electronic components for personal computers, cellular telephones and facsimile machines, as well as in dental applications and in petroleum and industrial catalysts. Platinum’s largest use after catalytic converters is for jewelry. Industrial uses for platinum, in addition to automobile and industrial catalysts, include the manufacturing of data storage disks, fiberglass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells. Rhodium, produced in the Company’s recycling operations and to a limited extent as a by-product from mining, also is used in automotive catalytic converters to reduce nitrogen oxides and in jewelry as a plating agent to provide brightness.

In an effort to address its singular risk profile as a primary PGM producer serving one principal market from production derived solely from the J-M Reef in Montana, in November 2010 the Company completed the acquisition of Marathon PGM Corporation (Marathon). Marathon is a Canadian exploration company with an advanced-stage PGM development project situated near the north shore of Lake Superior in the province of Ontario, Canada. The Marathon project has anticipated annual production potential of about 200,000 ounces of PGMs and 37 million pounds of copper.

In a further diversification move, on October 4, 2011, the Company completed the acquisition of Peregrine Metals Ltd., a Canadian exploration company (Peregrine) that owns the Altar copper-gold discovery, located in the San Juan province of Argentina. In completing the acquisition, the Company paid a total of $166.4 million (net of cash acquired) in cash and issued 12.03 million Stillwater common shares. Altar is an exploration-stage property with initial drilling in place that indicates the presence of a large copper-gold porphyry deposit and an ancillary gold discovery. The Company intends to expand delineation drilling on the property by spending about $25.0 million per year for three drilling seasons in order to better define the resource. Once the drilling is completed, the Company plans to undertake a detailed engineering study addressing how best to develop the deposit should the economics at that point support proceeding.

Despite Peregrine’s endowment of copper and gold, the central importance of PGM’s to the Company should not change for the foreseeable future. The Company is dependent on cash flow from its PGM activities to sustain ongoing operations, as well as to fund the Montana mine expansion initiatives and the delineation work associated with the Marathon and Altar projects. If the Marathon and Altar projects ultimately prove to be commercial, they will require substantial capital for the development of mines and corollary infrastructure. The cost of these facilities cannot be estimated today with precision. While internally generated cash flows would play an important part in the development of Marathon and Altar, the Company expects that financing from the capital markets or third parties would also be required and the availability of such financing will depend on future market conditions and opportunities. The Marathon and Peregrine properties provide the Company with the opportunity and flexibility to pursue one or both of these growth initiatives in the future, depending on prices and market conditions. The Company does not currently expect to commit substantial capital to these assets until such time as additional delineation, engineering and feasibility studies are completed.

At December 31, 2011, the Company had proven and probable ore reserves at its Montana operations, of approximately 42.5 million tons with an average grade of 0.47 ounces of palladium and platinum per ore ton, containing approximately 20.0 million ounces of palladium and platinum at a ratio of about 3.57 parts palladium to one part platinum. At December 31, 2011, the Company had proven and probable ore reserves at the Marathon Development Project in Ontario, Canada, of approximately 91.4 million tonnes with an average in-situ grade of 0.832 grams of palladium and 0.237 grams of platinum per ore tonne and 0.247% copper, containing approximately 2.4 million ounces of palladium, 0.7 million ounces of platinum and 498.0 million pounds of copper. See “Business, Risk Factors, and Properties – Proven and Probable Ore Reserves”.

2011 – YEAR IN REVIEW:

•

The Company reported net income of $144.3 million, or $1.30 per diluted share, for the year ended December 31, 2011, compared to $50.4 million, or $0.51 per diluted share, in 2010. Contributing to the net income in 2011 were higher PGM prices and strong recycling sales volumes, along with continued attention to controlling costs. Revenues from the sale of mined production increased 39% to $528.0 million from $381.0 million in 2010, a direct result of higher PGM prices and increased production. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Year Ended December 31, 2011 Compared to Year Ended December 31, 2010.”

•

In 2011, the Company’s mining operations produced a total of 517,900 ounces of palladium and platinum, a 6.8% increase over the 485,100 ounces produced in 2010. Stronger productivities and improved ore grades benefitted production during 2011. Total consolidated cash cost per ounce (a non-GAAP measure of extraction efficiency) averaged $420 in 2011, compared with $397 per ounce in 2010, as cash costs in 2011 included growth in tax and royalty expense associated with increased PGM realizations, as well as higher labor and materials costs. See Part II, Item 6 “Selected Financial Data” for further discussion of non-GAAP measures.

The Company’s revenues for 2011, 2010 and 2009 totaled $906.0 million, $555.9 million and $394.4 million respectively. Detail of revenues and volumes sold is shown in the following table:

Year ended December 31, (in thousands)	Sales Revenues					Troy Ounces Sold
	Palladium	Platinum	Rhodium	Other (1)	Total	Palladium	Platinum	Rhodium	Other (3)	Total
2011
Mine production	$297,251	$194,794	$7,213	$28,749	$528,007	402	114	5	15	536
PGM recycling	124,267	201,195	47,326	4,032	376,820	169	114	23	—	306
Other (2)	7	954	181	—	1,142	—	1	—	—	1

Total	$421,525	$396,943	$54,720	$32,781	$905,969	571	229	28	15	843

2010
Mine production	$186,749	$166,313	$3,880	$24,102	$381,044	377	112	2	14	505
PGM recycling	36,893	95,911	30,470	5,338	168,612	81	62	13	—	156
Other (2)	6,222	—	—	—	6,222	13	—	—	—	13

Total	$229,864	$262,224	$34,350	$29,440	$555,878	471	174	15	14	674

2009
Mine production	$143,514	$139,733	$6,453	$17,192	$306,892	393	123	4	15	535
PGM recycling	14,947	45,736	18,666	2,439	81,788	53	40	9	—	102
Other (2)	2,679	3,028	45	—	5,752	12	3	—	—	15

Total	$161,140	$188,497	$25,164	$19,631	$394,432	458	166	13	15	652

(1)	“Other” column includes gold, silver, nickel and copper by-product sales from mine production and revenue from processing recycling materials on a toll basis.
(2)	“Other” row includes sales of metal purchased in the open market.
(3)	“Other” column includes gold and silver by-product ounces and recycled ounces sold. Not reflected in the “other” ounce column in the table above are approximately 1.3 million pounds, 1.2 million pounds and 0.9 million pounds of nickel sold in 2011, 2010 and 2009, respectively, and approximately 0.8 million pounds of copper sold in each of the three years 2011, 2010 and 2009.

Revenues from PGM recycling grew by 123.5% during 2011, increasing to $376.8 million from $168.6 million in 2010, a direct result of higher PGM prices and an increase in volumes processed. Recycled ounces sold in 2011 totaled 306,200 ounces, an increase of 96.2% over the 156,100 ounces sold in 2010. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) increased to $1,218 per ounce in 2011 from $1,046 per ounce in 2010, reflecting higher market prices for palladium and platinum. In addition to purchased material, the Company processed 171,600 ounces of PGMs on a tolling basis in 2011, a decrease from the 235,900 tolled ounces in 2010. Recycled volumes fed to the smelter totaled 486,700 ounces of PGMs in 2011, up 21.9% from 399,400 ounces in 2010, the result of higher availability of recycling materials in the market in 2011. Working capital associated with recycling activities in the form of inventories and advances was $64.5 million and $41.5 million at December 31, 2011 and 2010, respectively. Total outstanding procurement advances to recycling suppliers totaled $2.6 million at December 31, 2011, and $6.1 million at December 31, 2010.

Effective January 1, 2011, the Company entered into a new three-year supply agreement with General Motors Corporation (“GM”) that commits the Company to deliver fixed quantities of palladium to GM each month. The new agreement does not include price floors or caps, but provides for monthly pricing at a small discount to a trailing market price. The Company also has a one-year market-based supply agreement with Tiffany & Co. One-year agreements with Johnson Matthey and Ford Motor Company (Ford) are pending, and are proceeding on a month-to-month basis pending finalization. In total, the four agreements commit the Company to deliver up to 350,000 ounces of palladium and 81,000 ounces of platinum during 2012. The Company expects to sell any remaining mine production under month-to-month and spot sales agreements.

Until the contract expired at the end of 2010, the Company was party to a ten-year sales agreement signed in 2000 with Ford that in recent years committed 80% of the Company’s mined palladium and 70% of its mined platinum for delivery to Ford. The expired Ford supply agreement included certain price floors and caps designed to limit the parties’ exposure to fluctuations in PGM market prices; outside of the floors and caps, sales to Ford were priced at a small discount to market. Similarly, until July of 2009, the Company had a supply agreement with GM that committed the Company to deliver 20% of its mined palladium each month to GM. The GM agreement also included a floor price and provided for a small discount to market on deliveries not affected by the floor price.

The Company’s 2011 capital expenditures totaled $104.1 million, more than twice the $50.3 million in 2010. Capital spending in 2011 included $69.2 million in development and infrastructure work at the Montana mines (including $15.7 million for the Blitz project development), $20.9 million in facilities and equipment, $7.1 million to acquire the Bermuda property from Benton Resources Corp., and $6.9 million of project spending at Marathon. Capital expenditures in 2010 included $32.2 million for mine development and infrastructure and $18.0 million for equipment and facilities. Major infrastructure projects completed during 2010 included the new recycling crushing and sampling facility in Columbus and the Kiruna electric truck system at the Stillwater Mine. In addition, during 2011, the Company spent $262.8 million in net cash and shares to acquire Peregrine. For a discussion of certain risks associated with the Company’s business, see “Business, Risk Factors and Properties – Introduction”, and “– Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The Company’s exploration expenditures during 2011 totaled about $2.5 million, of which $0.5 million was spent on the Marathon properties in Canada and $2.0 million on drilling at the Altar property in Argentina. There were no funds expended on exploration on these properties during 2010. The Company has budgeted to spend $27.0 million on exploration during 2012, of which about $25.0 million is slated for the Altar property and the balance on efforts in Canada. The Company expenses exploration costs as incurred.

In early September of 2011, the Company attempted to market a $300.0 million issuance of high-yield public debt. The issuance was intended to provide additional liquidity in support of the Company’s ongoing capital projects. At the time, the financial markets were in the throes of addressing potential European defaults and related credit issues, creating a very difficult environment for sub-investment grade issuers. The Company ultimately concluded not to proceed with the debt issuance at that time.

SAFETY

Mining operations are conducted at the Stillwater Mine and at the East Boulder Mine and involve the use of heavy machinery and drilling and blasting in confined spaces. The pursuit of safety excellence at the Company continues with the utilization since 2001 of the Company’s “G.E.T. (Guide, Educate and Train) Safe” safety and health management systems. Efforts are focused on accident prevention, continually seeking safer methods of mining and increased employee awareness and training. Areas of specific focus include enhanced work place examinations, on-going education in hazard recognition, safety audits with a focus of continual improvement and sustaining of our best practices, consistent safety standards adherence, accident/incident investigations, near miss reporting and analysis and use of focus teams who are part of the mining workforce. Salary and hourly focus teams have been successful in proactively solving many safety related challenges. The Company continues to use focus teams to address specific safety and health related issues. One of these areas in particular has been in the area of compliance with the Mine Safety and Health Administration’s (MSHA) diesel particulate matter (DPM) standards. At year-end 2011, the Company believes all underground operations are in compliance with these stringent standards through the use of blended bio-diesel fuels, post exhaust treatments, power train advances and high secondary ventilation standards.

For the year ended December 31, 2011, none of the Company’s mines received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. During the year ended December 31, 2011, the Company experienced one fatality at the Stillwater Mine. The Company is awaiting the final report on the fatality investigation.

During 2011, the overall Company reportable accident incidence rate (measured as reportable incidents per 200,000 man hours worked) improved to 3.34 versus 3.70 at the end of 2010. The 2011 results represent a 73% reduction in incidence rates for Company employees and contractors since the inception of the “G.E.T. Safe” safety and health management systems in 2001. The metallurgical complex in Columbus, Montana, continued to maintain a low incidence rate while being recognized by the Montana Department of Labor and Occupational Safety and Health Administration (OSHA) as a leader in workplace safety.

The smelter, base metal refinery and analytical laboratory continue to participate in and support the Montana Department of Labor’s Safety and Health Achievement Recognition Program (SHARP). These facilities have all received SHARP recognition numerous times. The smelter received a three year SHARP recognition in June of 2010. The base metal refinery and laboratory received SHARP recognition in 2009 and completed the application process in 2010 for a 2010 award; however, the facility is still awaiting the results.

The SHARP program recognizes employers who have demonstrated exemplary achievements in workplace safety and health. By meeting the SHARP inspection requirements, these facilities may be exempt from general OSHA inspections for a period of time. During 2011, employee participation and involvement was further enhanced through the external continuous improvement audits and regular internal safety inspections conducted by salary and hourly inspection teams.

2012 – LOOKING FORWARD

Following a steep decline in commodity prices accompanying the economic recession in late 2008 and early 2009 demand (and prices) for the Company’s principal metals, palladium and platinum, increased throughout 2009, 2010 and the first half of 2011. PGM prices declined beginning in September of 2011, as European debt problems and restrictive credit policies in China took their toll on the markets. As shown on the chart below the price of palladium, which had traded as low as $164 per ounce in December 2008, was quoted in London through August 2011 at prices above $800 per ounce; thereafter palladium traded lower and ended the year at $630 per ounce. Similarly, platinum consistently trended upward following its October 2008 low of $763 per ounce, was quoted in London at prices above $1,800 per ounce through August; thereafter traded lower to end 2011 at a price of $1,354 per ounce. The growth in PGM prices between 2008 and early 2011 appears to have been the result of gradual recovery in automotive demand in the Western economies, coupled with continued strong growth in automotive production in China and certain other emerging economies. Slower growth in Chinese auto demand during 2011, coupled with the damage to Japanese infrastructure from the devastating earthquake and tsunami in March 2011, impeded auto sales growth and therefore PGM demand during much of the year. On top of this, the threat of a Greek default in the late summer of 2011 created a flight to dollars, which strengthened the U.S. currency, putting downward pressure on commodity prices that was accentuated by heavy liquidation of PGM holdings within exchange-traded funds.

While the absolute level of PGM prices is important for the Company, an equally critical consideration is the level of the palladium price relative to the price of platinum. Because the Company’s mines produce about 3.455 times as much saleable palladium as platinum, the Company has benefitted as the price of palladium has converged upward toward the price of platinum. The price of palladium relative to platinum was about 22% during 2008 and has increased to between 40% and 45% recently. To illustrate the importance of this move, an analysis of the Company’s financial results for 2011 demonstrates that, had the price of palladium been lower and only averaged 22% of the price of platinum (assuming a steady platinum price) in 2011 instead of the actual average ratio of 43.5%, the Company’s EBITDA for 2011 would have been reduced by about $130.0 million.

From an operating perspective, the Company’s ability to increase production in response to higher prices is very limited, as is generally the case throughout the PGM industry. Production is constrained primarily by the developed state of the mines (i.e., the number and quality of working faces available for mining) and by limits on the availability of skilled manpower and equipment. The Company’s mine plans for 2012 contemplate production out of existing operations of about 500,000 ounces of palladium and platinum, a little lower than actual production in 2011. Total cash costs per ounce (a non-GAAP measure of mining efficiency) are projected to average $500 per ounce in 2012, higher than the $420 per ounce experienced in 2011, reflecting anticipated cost inflation in materials and supplies, increased labor costs associated with new labor agreements at the Montana operations, expanded and enhanced miner training efforts, increased growth in tax and royalty expense associated with increased PGM realizations and slightly lower mine production than in 2011. Prices for key consumables (steel, fuel and explosives) used in mine production continue to experience upward pressure.

Capital spending in 2012 is budgeted at about $135.0 million, which anticipates higher spending on equipment replacement and mine development, plus improvements at the smelter in Columbus, development spending for the Blitz and Graham Creek projects along the J-M Reef in Montana, and continuing work at the Company’s Marathon PGM property in Canada. The Company has budgeted to spend $27.0 million on exploration during 2012, of which about $25.0 million is slated for the Altar property and the balance on efforts in Canada. Exploration costs are expensed as incurred and are reflected separately in the Company’s consolidated statement of operations. Lower metal prices, higher mining costs and the need to expense exploration costs are expected to affect net income.

In response to the Company’s expectation of robust longer-term market fundamentals for palladium and platinum and the constraints on increasing production from the Company’s existing mines, during the fourth quarter of 2010 the Company announced two new development and potential expansion projects along the J-M Reef. The first of these, known as the Blitz project, will develop new underground drifts on two levels from the current Stillwater Mine toward the eastern extremity of the reef, ultimately involving about 20,000 feet of new development on each level. As now contemplated, this development project will take about five years to complete and is estimated to cost about $180.0 million. The Company expects to take delivery on a refurbished TBM for the Blitz project during the second quarter of 2012 and will place this machine into operation later in 2012. The other project on the J-M Reef, known as Graham Creek, will develop another 7,000 feet toward the west from the existing East Boulder Mine infrastructure, using a TBM that is already in place underground. This also is designed as about a five-year project but, in view of the single drift and shorter distance, is only expected to cost about $8.0 million. During 2011, the TBM at Graham Creek developed about 1,200 feet of new drift, after which it was idled for a time to allow for definitional drilling behind it. This limited drilling program to date has indicated mineable PGM grades along the new Graham Creek development. Definition drilling as these new drifts progress should provide valuable information about these regions of the J-M Reef. Future ore production from these new areas will be contingent on developing new ventilation raises to the surface to adequately support mining activities there.

During 2012, considerable effort also will be devoted to advancing the Marathon assets in Canada. Work on the principal Marathon resource will include submitting and participating in a panel review of the Company’s environmental assessment of the Marathon project. The Company plans to submit its environmental assessment in April of 2012 and expects review of the document to consume about another year. Once the environmental assessment has been reviewed and approved, the formal permitting process should be able to proceed. With the permitting process further advanced and depending on financing, it is now estimated that first production from Marathon will be in 2016. Earlier the Company had estimated production might begin by late 2014 or early 2015. The Company’s most recent preliminary estimate of capital costs is in the range of $550 million to $650 million.

The Company tentatively intends to allocate about $25.0 million per year for three drilling seasons in order to complete a full resource assessment of its Altar copper-gold project, located in the San Juan province of Argentina. The drilling season in the Andes mountain range runs from December until May, and the Company currently has four drill rigs on the Altar property for the 2011-2012 drilling season. The focus of the drilling this season will be to better define the perimeter of the primary copper porphyry and to probe it at depth, to further evaluate the ancillary gold discovery at Quebrada de la Mina, and to assess certain other mineral targets on the property. This project is not yet sufficiently advanced to include any proven or probable ore reserves. These drilling costs will be expensed as incurred and recorded as exploration expense on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Having completed the second electric smelter furnace, the automated analytical laboratory and the recycle crushing and sampling facilities over the past several years at the Company’s processing facilities in Columbus, Montana, the Company now expects during 2012 to move ahead with the conversion of its idled electric furnace into a slag cleaning facility. This will entail installing chutes (launders) that will allow slag periodically to be gravity drained out of the new primary furnace into the slag cleaning furnace, where the additional residence time is expected to improve PGM recoveries. The newly refurbished furnace should also serve as a hot backup for the primary furnace, reducing risk of lost production and increasing total capacity of the system.

During 2012, the Company will continue to advance its palladium marketing program, seeking to coordinate with others in the industry to promote palladium for jewelry applications and other uses. Palladium is already well established as a jewelry metal in many Asian markets, and it is increasingly recognized among European and North American consumers. Marketing programs in 2011 reached out to these markets to broaden familiarity and strengthen palladium’s image in the retail arena. The Company expensed $11.8 million in marketing efforts in 2011 and it anticipates spending about the same amount during 2012.

HISTORY OF THE COMPANY

Mineral exploration in the Stillwater Complex dates from at least the late nineteenth century, with early mining activities – primarily for chromium – beginning in the 1920s. Palladium and platinum were discovered within the Stillwater Complex by geologists from Johns Manville Corporation (Manville) in the early 1970s, in what then became known as the J-M Reef. In 1979, a Manville subsidiary entered into a partnership agreement with Chevron U.S.A. Inc. (Chevron) to develop PGMs discovered in the J-M Reef. Manville and Chevron explored and developed the Stillwater property, and commenced commercial underground mining at the Stillwater Mine in 1986.

Stillwater Mining Company was incorporated in 1992, and on October 1, 1993, Chevron and Manville transferred substantially all assets, liabilities and operations at the Stillwater property into the Company, with Chevron and Manville each receiving a 50% ownership interest in the Company’s stock. In September 1994, the Company redeemed Chevron’s entire 50% ownership. The Company subsequently completed an initial public offering in December 1994 and Manville sold a portion of its shares through the offering, reducing its ownership percentage to approximately 27%. In August 1995, Manville sold its remaining ownership interest in the Company to a group of institutional investors. The Company’s common stock is publicly traded on the New York Stock Exchange (NYSE) under the symbol “SWC” and on the Toronto Stock Exchange under the symbol “SWC.U”.

On June 23, 2003, the Company completed a stock transaction with MMC Norilsk Nickel (Norilsk Nickel), whereby a subsidiary of Norilsk Nickel became a majority stockholder of the Company. On that date, the parties entered into a Stockholders Agreement governing the terms of Norilsk Nickel’s investment in the Company. As of December 31, 2009, Norilsk Nickel controlled approximately 51.5% of the Company’s outstanding common shares and held $80.0 million of the Company’s $166.5 million outstanding 1.875% convertible debentures maturing in 2028. In December 2010, Norilsk Nickel announced that it had disposed of its entire equity interest in the Company through an underwritten offering to the public of its Stillwater shares of common stock.

In November 2010, the Company completed the acquisition of the PGM assets of Marathon. The principal asset acquired in the transaction was a significant PGM-copper resource position in Ontario near the north shore of Lake Superior. In February 2011, the Company further consolidated its position in this district through the purchase of some adjacent mineral properties held by Benton Resources Corp., another Canadian exploration company.

In October 2011 the Company completed the acquisition of all the outstanding shares of Peregrine. The principal asset of Peregrine is the Altar copper-gold property in the San Juan Province of Argentina. The Company intends to conduct an extensive drilling program over three drilling seasons at Altar to assess the magnitude and character of the resources there.

THE STILLWATER COMPLEX AND J-M REEF

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

GEOLOGY of the J-M REEF

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

The uniquely PGM-enriched J-M Reef and its characteristic host rock package represent one such layered sequence. The geosciences community believes that the PGM-enriched suite and other minerals characterizing the J-M Reef accumulated at the same time and by the same mechanisms of formation as the rocks enclosing them. Over time, the orientation of a portion of the original horizontal reef and layered igneous complex was faulted an estimated 20,000 feet to the northeast and was tilted upward at angles of 50 to 90 degrees to the north by the Beartooth Uplift. Localized faulting and intrusive mafic dikes are also evident along the 28-mile strike length of exposed Stillwater Complex. The impact of these structural events is localized along the J-M Reef and affects the percent mineable tonnage in an area, creates additional dilution, or results in below cut-off grade and barren zones within the reef. The impacts on ore reserves of these events are quantified in the percent mineable discussion under “Proven and Probable Ore Reserves.” The upper portion and exposed edge of the uplifted reef complex were eroded forming the lenticular-shaped surface exposure of the Stillwater Complex and J-M Reef package evident today.

The J-M Reef package has been traced at its predictable geologic position and with unusual overall uniformity over considerable distances within the uplifted portion of the Stillwater Complex. The surface outcrops of the reef have been examined, mapped and sampled for approximately 28 miles along its east-southeasterly course and over a known expression of over 8,200 feet vertically. The predictability of the J-M Reef has been further confirmed in subsurface mine workings of the Stillwater and East Boulder Mines and by over 38,000 drill hole penetrations.

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

•

Specific configuration of the mineralized zone (narrow – average width 5 feet, depth – up to 1.5 miles of vertical extent, and long – approximately 28 miles in length), dipping downward at an angle varying from near vertical to 38 degrees;

•	A deposit which extends both laterally and to depth from available mine openings, with travel distances underground from portal to working face of up to six miles; and

•

Proven and probable ore reserves extending for a lateral distance of approximately 32,000 feet at the Stillwater Mine and approximately 12,500 feet at the East Boulder Mine – a combined extent underground of approximately 8.4 miles, with active underground travelways and ramps on multiple levels totaling more than 100 miles in extent that must be maintained and supported logistically.

ORE RESERVE DETERMINATION METHODOLOGY

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

Two types of cut-off grades are recognized for the J-M Reef, a geologic cut-off boundary and an economic cut-off grade. The geologic cut-off grade for both the Stillwater and East Boulder Mines falls in the range of 0.2 to 0.3 troy ounces of palladium plus platinum (Pd+Pt) per ton. The economic cut-off grade is lower than the geologic cut-off and can vary between the mines based on cost and efficiency factors. The determination of the economic cut-off grade is completed on a round by round basis and is driven primarily by excess mill capacity and geologic character encountered at the face. See “Business, Risk Factors and Properties – Proven and Probable Ore Reserves – Discussion” for reserve sensitivity to metal pricing.

Probable ore reserve estimations are based on longer projections, up to a maximum radius of 1,000 feet beyond the limit of existing drill hole sample intercepts of the J-M Reef obtained from surface and underground drilling. Statistical modeling and the established continuity of the J-M Reef as determined from results of 25 years of mining activity to date support the Company’s technical confidence in estimates of tonnage and grade over this projection distance. Where appropriate, projections for the probable ore reserve determination are constrained by any known or anticipated restrictive geologic features.

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

The proven and probable ore reserves are then modeled as a long-term mine plan and additional factors including mining methods, process recoveries, metal prices, mine operating productivities and costs and capital estimates are applied to determine the overall economics of the ore reserves. The Company has made available on its website (www.stillwatermining.com) in the Investor Relations section a report entitled “Technical Report for the Mining Operations at Stillwater Mining Company”, dated as of March 2011 and furnished to the United States Securities and Exchange Commission (SEC) on Form 8-K on June 23, 2011, that discusses the Company’s ore reserve methodology in greater detail.

SEC ORE RESERVE GUIDELINES

The SEC has established guidelines contained in Industry Guide No. 7 to assist registered companies as they estimate ore reserves. These guidelines set forth technical, legal and economic criteria for determining whether the Company’s ore reserves can be classified as proven and probable.

The SEC’s economic guidelines historically have not constrained the Company’s ore reserves, and did not constrain the ore reserves at December 31, 2011. Under these guidelines, ore may be classified as proven or probable if extraction and sale result in positive cumulative undiscounted cash flow. The Company utilizes both the historical trailing twelve-quarter average combined PGM market price and the current PGM market price in ascertaining these cumulative undiscounted cash flows.

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

The Company’s Ore Reserve Committee, a committee of the Board, met twice during 2011 with management and third party independent outside experts to review ore reserve methodology, to identify best practices in the industry and to receive reports on the progress and results of the Company’s mine development efforts. The Committee has reviewed the Company’s ore reserves as reported at December 31, 2011, having met with management and with the Company’s independent consultant on ore reserves.

RESULTS

The December 31, 2011, ore reserves were reviewed by Behre Dolbear & Company, Inc. (Behre Dolbear), third party independent consultants, who are experts in mining, geology and ore reserve determination. The Company has utilized Behre Dolbear to carry out independent reviews and inventories of the Company’s ore reserves since 1990. Behre Dolbear has consented to be a named expert herein. See “Business, Risk Factors and Properties – Risk Factors – Ore Reserves Are Very Difficult to Estimate and Ore Reserve Estimates May Require Adjustment in the Future; Changes in Ore Grades, Mining Practices and Economic Factors Could Materially Affect the Company’s Production and Reported Results.”

PROVEN AND PROBABLE ORE RESERVES

The Company’s proven ore reserves are generally expected to be extracted utilizing existing mine infrastructure. However, additional infrastructure development will be required to extract the Company’s probable ore reserves. Based on the 2012 mining plans at each mine, the year-end 2011 proven ore reserves of 2.8 million tons at the Stillwater Mine and 2.2 million tons at the East Boulder Mine represent an adequate level of proven ore reserves to support planned mining activities.

The grade of the Company’s J-M Reef ore reserves, measured in combined palladium and platinum ounces per ton, is a composite average of samples in all reserve areas. As is common in underground mines, the grade mined and the recovery rate achieved varies depending on the area being mined. In particular, mill head grade varies significantly between the Stillwater and East Boulder mines, as well as within different areas of each mine. During 2011, 2010 and 2009, the average mill head grade for all tons processed from the Stillwater Mine was 0.53, 0.50 and 0.56 PGM ounces per ton of ore, respectively. During 2011, the average mill head grade for all tons processed from the East Boulder Mine was about 0.35 PGM ounces per ton of ore compared to an average mill head grade of 0.37 PGM ounces per ton of ore in 2010 and 0.38 PGM ounces per ton of ore in 2009. Concentrator feeds at both mines typically include, along with the ore, some PGM-bearing material that is below the cut-off grade for reserves (reef waste) but that is economic to process so long as there is capacity available in the concentrator.

As of December 31, 2011, 2010 and 2009 the Company’s proven and probable ore reserves in the J-M Reef were as follows:

	STILLWATER MINE				EAST BOULDER MINE				TOTAL MONTANA MINES
	ORE TONS (000’s)	AVERAGE GRADE (OZ/TON)	CONTAINED OUNCES (000’S)	SALEABLE OUNCES (000’S)	ORE TONS (000’s)	AVERAGE GRADE (OZ/TON)	CONTAINED OUNCES (000’S)	SALEABLE OUNCES (000’S)	ORE TONS (000’s)	AVERAGE GRADE (OZ/TON)	CONTAINED OUNCES (000’S)	SALEABLE OUNCES (000’S)

As of December 31, 2011
Proven Reserves	2,782	0.62	1,711	1,401	2,228	0.41	907	767	5,010	0.51	2,618	2,168
Palladium		0.48	1,335	1,087		0.32	710	595
Platinum		0.14	376	314		0.09	197	172
Probable Reserves	12,262	0.60	7,374	6,039	25,207	0.40	9,988	8,449	37,469	0.46	17,362	14,488
Palladium		0.47	5,753	4,684		0.31	7,817	6,551
Platinum		0.13	1,621	1,355		0.09	2,171	1,898

Total Proven and Probable Reserves (1)	15,044	0.60	9,085	7,440	27,435	0.40	10,895	9,216	42,479	0.47	19,980	16,656
Palladium		0.47	7,087	5,770		0.31	8,527	7,146
Platinum		0.13	1,997	1,669		0.09	2,368	2,070

As of December 31, 2010
Proven Reserves	2,559	0.64	1,648	1,354	2,059	0.41	848	713	4,618	0.54	2,496	2,067
Palladium		0.50	1,285	1,050		0.32	664	553
Platinum		0.14	363	304		0.09	184	160
Probable Reserves	13,116	0.62	8,176	6,717	23,064	0.40	9,199	7,736	36,180	0.49	17,375	14,453
Palladium		0.49	6,376	5,207		0.31	7,200	5,998
Platinum		0.14	1,800	1,510		0.09	1,999	1,738

Total Proven and Probable Reserves (1)	15,675	0.63	9,824	8,071	25,123	0.40	10,047	8,449	40,798	0.49	19,871	16,520
Palladium		0.49	7,661	6,257		0.31	7,864	6,551
Platinum		0.14	2,163	1,814		0.09	2,183	1,898

As of December 31, 2009
Proven Reserves	2,606	0.66	1,712	1,407	2,036	0.43	867	707	4,642	0.56	2,579	2,114
Palladium		0.51	1,334	1,090		0.34	679	548
Platinum		0.15	378	317		0.09	188	159
Probable Reserves	13,748	0.63	8,688	7,139	22,607	0.41	9,347	7,621	36,355	0.50	18,035	14,760
Palladium		0.49	6,770	5,530		0.32	7,315	5,909
Platinum		0.14	1,918	1,609		0.09	2,032	1,712

Total Proven and Probable Reserves (1)	16,354	0.64	10,400	8,546	24,643	0.41	10,214	8,328	40,997	0.50	20,614	16,874
Palladium		0.50	8,104	6,619		0.32	7,994	6,457
Platinum		0.14	2,296	1,927		0.09	2,220	1,870

(1)	Reserves are defined as that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Proven ore reserves are defined as ore reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of ore reserves are well-established. Probable ore reserves are defined as ore reserves for which quantity and grade and/or quality are computed from information similar to that used for proven ore reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven ore reserves, is high enough to assume continuity between points of observation. The proven and probable ore reserves reflect variations in the PGM content and structural impacts on the J-M Reef. These variations are the result of localized depositional and structural influences on the distributions of economic PGM mineralization. Geologic domains within the reserve boundaries of the two mines include areas where as little as 0% and up to 100% of the J-M Reef is economically mineable. The ore reserve estimate gives effect to these assumptions. See “Business, Risk Factors and Properties – Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and Financial Condition.”

DISCUSSION

The Company’s mine development efforts over the past several years have focused on converting probable reserves to proven reserves, rather than on adding new probable reserves. As of December 31, 2011, the Company’s total proven palladium and platinum ore reserves in the J-M Reef were 5.0 million tons at an average grade of 0.51 ounces per ton, containing 2.6 million ounces of palladium and platinum. This represented a net increase of 4.9% in proven contained ounces compared to the proven ore reserves reported as of December 31, 2010. The Company’s total probable palladium and platinum ore reserves at December 31, 2011, were 37.5 million tons at an average grade of 0.46 ounces per ton, containing 17.4 million ounces of palladium and platinum. Probable reserve contained ounces were unchanged from those reported at December 31, 2010. Combined, the Company’s total proven and probable palladium and platinum ore reserves as of December 31, 2011, were 42.5 million tons at an average grade of 0.47 ounces per ton, containing 20.0 million ounces of palladium plus platinum – a net increase of 0.5% in total proven and probable contained ounces from the 19.9 million ounces reported as of December 31, 2010.

In 2011, proven and probable ore tons increased 4.1% and contained ounces increased by 0.5% from those reported December 31, 2010. In 2010, proven and probable ore tons decreased 0.5% while contained ounces decreased by 3.6% from those reported December 31, 2009. The Company’s total proven and probable ore reserve tonnage in the J-M Reef at December 31, 2011, increased by about 3.6% or 1.5 million tons over the past two years. However, total contained ounces in proven and probable reserves decreased by about 3.0% from those reported December 31, 2009.

The Stillwater Mine proven and probable ore reserves at year-end 2011 decreased by 4.0% in terms of ore tons from those reported at year-end 2010. The East Boulder Mine proven and probable ore reserves at year-end 2011 increased by 9.2% in ore tons from those reported at year-end 2010. Overall, the Company’s estimated proven and probable ore reserves based on ore tons increase by 4.1% in 2011. The Company’s ore reserve determination for 2011, calculated at December 31, 2011, was limited by geologic certainty and not by economic constraints

Changes in proven and probable ore reserves are due to the net effect of:

•	Additions to proven ore reserves from new definition drilling,

•	Deletions as proven reserves are mined,

•	Deletions from probable ore reserves as areas are converted by new drilling from probable to proven ore reserves,

•	Additions from development activity to convert mineralized inventory to probable ore reserves,

•

Additions and deletions from adjustments to ore reserve estimation factors and mine planning criteria. The cut-off grade used in mine planning ranges from 0.2 to 0.3 ounces of palladium and platinum per ton for the Stillwater Mine and is 0.2 ounces of palladium and platinum per ton for the East Boulder Mine. The economic value of this cut-off grade varies with palladium and platinum prices and with the cost and efficiency of the different mining methods employed.

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

The Company determined that there was no material event or change in circumstances requiring the Company to test its long-lived assets for impairment at December 31, 2011, or December 31, 2010.

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

CURRENT OPERATIONS

The Company’s current mining and processing operations are located in south central Montana. The Company conducts mining and milling operations at the Stillwater Mine near Nye, Montana and at the East Boulder Mine south of Big Timber, Montana. Both mines are located on mine claims that follow the apex of the J-M Reef. The Company operates a smelter and base metal refinery, and recycling facilities at Columbus, Montana.

Montana Properties and Facilities – February 2012

STILLWATER MINE

The Company conducts underground mining operations at its wholly-owned Stillwater Mine, near Nye, Montana. The Stillwater Mine facility accesses, extracts and processes PGM ores from the eastern portion of the J-M Reef using mine openings located in the Stillwater Valley. In addition, the Company owns and maintains ancillary buildings that contain the concentrator, shop and warehouse, changing facilities, headframe, hoist house, paste plant, water treatment, storage facilities and office. All surface structures and tailings management facilities are located within the 2,475 acre Stillwater Mine Operating Permit area which is administrated collectively by the Montana Department of Environmental Quality (DEQ) and the United States Forest Service (USFS). Ore reserves developed at the Stillwater Mine are controlled by patented mining claims either leased or owned outright by the Company. The mine is located approximately 85 miles southwest of Billings, Montana, and is accessed by a paved road. The mine has adequate water and power from established sources. See “Business, Risk Factors and Properties – Risk Factors – Uncertainty of Title to Properties – The Validity of Unpatented Mining Claims is Subject to Title Risk.”

The Stillwater Mine accesses and has developed a 5.9-mile-long underground segment of the J-M Reef, on various levels between 2,000 and 7,300 feet above sea level. Access to the ore at the Stillwater Mine is accomplished by means of a 1,950-foot vertical shaft and by a system of horizontal adits and drifts driven parallel to the strike of the J-M Reef at vertical intervals of between 150 feet and 300 feet. Seven main adits have been driven from surface portals on the west and east slopes of the Stillwater Valley at various elevations between 5,000 and 5,900 feet above sea level. Several additional principal levels have been developed below the 5,000-foot level down to the 3,200-foot elevation, accessed from the vertical shaft and the associated shaft ramp system. Ore from this region of the mine is hauled by truck and/or rail to the shaft, where it is crushed and hoisted out of the mine. Below the 3,200 elevation, the Company is continuing to develop a decline system and additional principal mining levels to access and develop deeper areas in the central part of the mine below those currently serviced by the existing shaft. At the end of 2011, this decline system extended down to the 2,000 foot level.

The 1,950-foot vertical shaft was constructed between 1994 and 1997 as part of the Company’s plan to double the mine’s output capacity from 1,000 to 2,000 tons of ore per day and was sunk adjacent to the concentrator (starting at the 5,000-foot surface elevation) to increase efficiency of the operation. Ore and any waste rock to be transported to the surface from the off-shaft and deeper areas of the mine are crushed prior to being hoisted up the shaft. The production shaft and underground crushing station reduce haulage times and costs, facilitate the handling of ore and waste and improve the grinding capabilities of the concentrator. Ore from above the 5,000-foot west elevation is hauled to the surface by rail. Waste material not used for backfilling in underground excavations is transported to the surface and placed in permitted waste rock disposal sites.

The Stillwater Mine currently uses its 31 footwall lateral drifts and 6 primary ramps and vertical excavations to provide personnel and equipment access, supply haulage and drainage, intake and exhaust ventilation systems, muck haulage, backfill plant access, powder storage and/or emergency egress. The footwall lateral and primary ramp systems will continue to provide support for production and ongoing development activities. In addition, certain mine levels are required as an integral component of the ventilation system and serve as required intake and/or exhaust levels, or as parallel splits to maintain electrical ventilation horsepower balance and to meet MSHA requirements. MSHA regulations require the Company to designate alternate (secondary) escapeways from mine workings. These levels, in addition to comprising critical functional components of the ventilation and escapeway system, serve as permanent mine service and utility infrastructure for road and rail transportation, dewatering and backfill pumping facilities. They have been designed and are intended to be used for the life of the mine.

During 2007, the Company began construction of a major dedicated decline ramp for electric truck haulage of material mined from below the 3,500 rail level. The electric trucks haul material up to the 3,500 level of the shaft, where it can then be hoisted to the surface. This new ramp currently services down to the 2,900 level of the mine, but it is planned eventually to extend down to about the 1,400-foot elevation. The first-phase installation of the Kiruna electric trucks at Stillwater Mine was completed and the first two trucks were placed into operation during the first quarter of 2011. In the future, the Company expects to install a horizontal rail haulage system on the 2,000 foot level to transport ore and waste material from the deeper mining faces to the electric truck ramps. A third Kiruna electric truck is expected to be added in 2013.

Prior to 1994, almost all of the Company’s mining activities utilized captive cut-and-fill stoping methods. This is a manpower-intensive mining method that extracts the ore body in eight to ten foot high horizontal cuts within the reef, accessed from vertical raises and mined with conventional jackleg drills and slushers. The open space created by the extraction of each cut is backfilled with waste rock and coarse concentrator tailings and becomes the floor for the next level of mining as the process moves upward. Commencing in 1994, the Company introduced two mechanized mining methods: ramp-and-fill and sub-level stoping. Ramp-and-fill is a mining method in which a series of horizontal cuts are extracted from the ore body using mobile equipment. Access to the ore body is from ramps driven within or adjacent to the ore body, allowing the use of hydraulic drills and load-haul-dump equipment. Sub-level stoping is a mining method in which blocks of the reef approximately 50 feet high and up to 75 feet in length are extracted in 30-foot intervals utilizing mobile long-hole drills and remote control rubber tired load-haul-dump equipment. The reef is mined in a retreat sequence and mined out areas are filled with development waste or sand backfill as appropriate. Traditionally, captive cut-and-fill has been viewed as being more selective in nature than either ramp-and-fill or sub-level stoping, but it also requires miners with specialized skills and is generally less productive. Other factors considered in determining the most appropriate mining method for each area include the amount of ancillary development required as well as the ore grade and ground conditions expected. The Company determines the appropriate mining method to be used on a stope-by-stope basis utilizing an engineering and economic analysis.

The Company processes ore from the Stillwater Mine through a surface concentrator facility (mill) adjacent to the Stillwater Mine shaft. The mill has a permitted design capacity of 3,000 tons per day. During 2011, an average of 2,018 tons of ore and 157 tons of sub-grade material were processed through the mill per calendar day. In addition, on average the mill processed 139 tons per calendar day of smelter slag. Crushed ore is fed into the concentrator, mixed with water and ground to slurry in the concentrator’s mill circuits to liberate the PGM-bearing sulfide minerals from the rock matrix. Various reagents are added to the slurry, which then is agitated in a froth flotation circuit to separate the valuable sulfides from the waste rock. In this circuit, the sulfide minerals are successively floated, recycled, reground and refloated to produce a concentrate suitable for further processing. The flotation concentrate, which represents approximately 1.5% of the original ore weight, is filtered, placed in large bins and then transported by truck 46 miles to the Company’s metallurgical complex in Columbus, Montana. In 2011, 53.7% of the tailings material from the mill was returned to the mine and used as fill material to provide support for additional mining activities. The balance was placed in permitted tailings containment areas on the surface. No additional steps are necessary to treat any tailings placed back into the mine or into the impoundments, as they are environmentally inert. Tailings are disposed of into the impoundment areas pursuant to the Company’s operating permits. Mill recovery of PGMs from the ore is historically about 92%.

In 1998, the Company received an amendment to its existing operating permit providing for the construction of a lined surface tailings impoundment that would serve the Stillwater Mine for approximately the next 30 years. This facility, located about eight miles from the mine and generally referred to as the Hertzler impoundment, was placed into operation in late 2000. See “Business, Risk Factors and Properties – Regulatory and Environmental Matters – Permitting and Reclamation”.

During 2011, the Stillwater Mine produced 386,900 ounces of palladium and platinum, 10.0% above the 351,700 ounces produced in 2010. This higher 2011 production was attributable to improved ore grades and stronger mining productivities, as well as recovery from remedial ground control issues and lower off-shaft grades that plagued operations during 2010. The Stillwater Mine’s total cash costs (a non-GAAP measure) averaged $401 per ounce in 2011 compared to $380 per ounce in 2010. These total cash costs are net of recycling and by-product sales credits – without the benefit of these credits, the Stillwater Mine’s total cash costs would have averaged $498 per ounce in 2011 and $458 per ounce in 2010. Analysis of the 8.7% increase in average total cash costs (net of credits) indicates that higher royalties and taxes – the result of higher PGM realizations during 2011 – and to a lesser extent increased labor and materials costs drove the increase in 2011 total cash costs at the Stillwater Mine. See Part II, Item 6, “Selected Financial Data” for further discussion of non-GAAP measures.

EAST BOULDER MINE

The East Boulder Mine is located in Sweet Grass County, Montana, approximately 32 miles southeast of the town of Big Timber and is accessed by a public road. The East Boulder Mine is fully permitted independently of the Stillwater Mine and comprises a second distinct mining operation accessing the western portion of the J-M Reef. The mine consists of underground mine development and surface support facilities, including a concentrator, shop and warehouse, changing facilities, storage facilities, office and tailings management facility. All mine facilities are wholly owned and operated by the Company. Surface facilities for the East Boulder Mine are situated on unpatented mill site claims maintained on federal lands located within the

Gallatin National Forest and administered by the USFS and the Montana DEQ. All surface facilities, including the tailings management complex, are located within a 980 acre operating permit area. Proven and probable ore reserves for the mine are controlled by patented mining claims owned by the Company. Development of the East Boulder Mine began in 1998, and it commenced commercial production effective January 1, 2002.

From the surface facilities at the East Boulder, the J-M Reef is accessed by two 18,500-foot long, 15-foot diameter horizontal adits driven into the mountain. These adits are equipped with rail haulage and intersect the ore body at an elevation 6,450 feet above sea level. Within the mine, the ore body currently is accessed from seven levels of horizontal footwall lateral drifts driven parallel to the J-M Reef totaling approximately 37,500 feet in length, and from four primary ramps totaling approximately 16,815 feet of development. The ore body is accessed vertically by ramp systems tying together the footwall laterals and driven approximately every 2,500 feet along the length of the deposit. During 2010, active mining areas were consolidated into seven production zones including two areas below the primary 6,450 haulage level.

The mined ore is transported horizontally out of the East Boulder Mine by rail haulage to the mine portal, where it is processed through the East Boulder concentrator facility, which has a permitted mill capacity of 2,000 tons per day. Concentrates produced in the mill are transported approximately 75 miles to the Company’s metallurgical complex in Columbus, Montana.

In 2011, approximately 45.5% of the East Boulder mine tailings material was returned to the mine and used for backfill in mined out voids to provide a foundation upon which additional mining activities can occur. The balance was placed in surface tailings containment areas. In 2010, approximately 50% of the mine tailings were returned to the mine. No additional steps are necessary to treat any tailings placed back into the mine or into the impoundments, as they are environmentally inert, and tailings placed into the impoundment areas are disposed of pursuant to the Company’s operating permits. The current impoundment area has an estimated staged life of approximately 20 years at the original planned production and processing rate of 2,000 tons per day. During 2011, ore and reef waste production at the East Boulder Mine averaged 1,140 tons per day, compared to 1,101 tons per day during 2010. Mill recovery of the PGMs contained in the ore was consistently about 89% in 2011, 2010 and 2009.

The East Boulder Mine produced 131,000 ounces of PGMs in 2011, down 1.8% compared to the 133,400 ounces of PGMs produced in 2010. The East Boulder Mine’s total cash costs (a non-GAAP measure) were $475 per ounce in 2011 compared to $442 per ounce in 2010. These total cash costs include the benefit in each period of recycling and by-product credits – if these credits are excluded, the resulting cash costs would have been $609 per ounce in 2011 and $539 per ounce in 2010. The higher average cash costs per ounce in 2011 were driven mostly by higher royalties and taxes on increased revenues, as well as by higher labor and materials costs, coupled with the effect of lower ounces produced at the mine. See Part II, Item 6 “Selected Financial Data” for further discussion of non-GAAP measures.

METALLURGICAL COMPLEX

SMELTER

The Company owns a smelter facility and associated real estate located in Columbus, Montana. The smelter facility consists of two electric furnaces, two top blown rotary converters (TBRC’s), a matte granulator and gas handling and solution regeneration systems.

During 2009, the Company completed construction of the second smelter furnace at the Columbus facility. This new primary furnace is intended to accommodate forecasted levels of future processing, mitigate any potential operational risk (virtually all of the Company’s metal production is dependent on the availability of the smelter facility), and allow the Company to continue processing during periodic scheduled maintenance shutdowns. After stripping out the old refractory material from the original furnace during 2010, the furnace structure was re-bricked during 2011 and will be reconfigured during 2012 as a “slag cleaning” furnace. In this configuration, slag tapped from the primary furnace would be laundered into the original furnace, providing additional residence time for the matte to separate from the slag material with the intent of increasing metal recoveries. Reconfigured as such, the slag cleaning furnace also serves as a backup production furnace if needed.

Concentrates from the mine sites are transported to the smelter, dried, and fed into the electric furnace. In the furnace, the concentrates are commingled with spent catalyst materials collected by the Company’s recycling business segment. The combined feed is melted in the furnace, where the lighter silica-rich slag separates out into a distinct layer that floats on the heavier nickel-copper PGM-rich matte. The matte is tapped from the furnace periodically and granulated. This granulated furnace matte is then re-melted and processed in a TBRC, which extracts iron from the converter matte. The converter matte is poured from the TBRC, granulated and transferred to the base metal refinery for further processing. The granulated converter matte, approximately 6% of the original smelter feed by weight, consists principally of copper and nickel sulfides containing about 1.5% to 2.0% PGMs. At present, the slag is separately tapped from the furnace, cooled and returned to the mine for reprocessing.

The gases released from the smelting operations are routed through a gas/liquid scrubbing system, which removes approximately 99.8% of the contained sulfur dioxide (SO2). Spent scrubbing solution is treated in a process that converts the sulfur dioxide into gypsum, or calcium sulfate, and regenerates clean scrubbing solution. The gypsum is sold for use as a soil amendment for farmers and as a water treatment additive in the coal bed methane industry.

BASE METAL REFINERY

The Company’s base metal refinery is located on property the Company owns adjacent to the smelter in Columbus, Montana.

The base metal refinery utilizes the patented Sherritt Process, whereby a sulfuric acid solution dissolves the nickel, copper, cobalt and any residual iron in the converter matte. These metals are separated chemically from the PGM-bearing converter matte and the copper and nickel ultimately are marketed as by-products. A nickel crystallizer circuit produces a crystalline nickel sulfate by-product containing minor amounts of cobalt, which is marketed under sales contracts with various companies. A copper electrowinning circuit removes copper from solution as cathode copper that is marketed to copper refiners for upgrading to commercial grade material. The removal of these metals upgrades the PGM fraction of the converter matte product substantially from about 2% PGMs to approximately 40% PGMs.

The base metal refinery produces a palladium, platinum and rhodium-rich filter cake, which also contains minor amounts of gold and silver. This filter cake is shipped to third-party precious metal refineries in New Jersey and California under tolling agreements that provide the Company with returns of finished metal. The palladium and platinum metals are returned to the Company’s account as 99.95% purity sponge; refined rhodium, gold and silver are also returned to the Company’s account. The refined metals are then available for delivery to the Company’s customers. The Company pays its refiners a per-ounce refining charge for the toll processing of the refined filter cake, and they also retain a small percentage of the contained metals.

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

In acquiring recycled automotive catalysts, the Company sometimes advances funds to its suppliers in order to facilitate procurement efforts. During 2009, the Company modified its recycling business model to narrow the amount of advances outstanding to such suppliers while at the same time continuing to support and grow the recycling segment. Total outstanding procurement advances to recycling suppliers totaled $2.6 million and $6.1 million at December 31, 2011 and 2010, respectively. The Company only advances against material by its suppliers that either is awaiting transit or is physically in transit to the Company’s processing facilities.

Recycled ounces sold in 2011 increased to 306,200 ounces compared to 156,100 ounces in 2010. In addition to purchased material, the Company processed 171,600 ounces of PGMs on a tolling basis in 2011, down from 235,900 tolled ounces in 2010. In total, recycled volumes fed to the smelter increased to 486,700 ounces of PGMs in 2011, up 21.9% from 399,400 ounces in 2010. The stronger volumes in 2011 resulted from more material coming available in the market in response to higher PGM market prices and to some extent, from new suppliers attracted by the Company’s faster processing terms. It has been the Company’s experience that in general the volume of spent catalyst available in the market is sensitive to PGM market prices, as suppliers tend to withhold material from the market when prices fall and then release it for sale when prices rise.

The Company records revenue and costs of metals sold for the processing of these recycled materials. Revenues from recycling increased substantially to $376.8 million in 2011, from $168.6 million in 2010 and $81.8 million in 2009. Costs of metals sold were $358.6 million, $157.3 million and $75.9 million for 2011, 2010 and 2009, respectively – most of these costs are associated with purchasing the recycled material for processing. Earnings before tax from the processing of recycled catalysts in 2011, 2010 and 2009, including financing charges to customers, were $18.8 million, $11.5 million and $6.5 million, respectively. Because of the significant quantities of recycling material typically processed through its smelter and base metal refinery and the substantial time required for processing, the Company usually carries large inventories of recycling material in process.

Working capital associated with these recycling activities, which includes inventories and advances was $64.5 million and $41.5 million at December 31, 2011 and 2010, respectively.

EMPLOYEES

The following table indicates the number of Company employees (excluding contractors) in the respective areas:

	Number of Employees
SITE	at December 31,
	2011	2010	2009
Stillwater Mine	954	850	797
East Boulder Mine	318	280	265
Smelter and Refinery Complex	179	169	158
Administrative Support	71	55	53
Canada Operations	16	—	—
South American Operations	29	—	—

Total	1,567	1,354	1,273

All of the Company’s hourly employees at the Stillwater Mine, the East Boulder Mine, the smelter and the base metal refinery are represented by the United Steelworkers of America (USW). The Company is party to a four-year labor agreement expiring on June 1, 2015, that covers substantially all hourly workers at the Stillwater Mine, the smelter and the base metal refinery and provides for annual wage increases of 5% per annum in 2011 and 2012, and 4% per annum in 2013 and 2014. Separately, the Company is party to a four-year labor agreement covering all hourly workers at the East Boulder Mine that was ratified by the represented workforce there in late December 2011, and is scheduled to expire on December 31, 2015. Provisions of the East Boulder agreement are similar to those agreed at the Stillwater Mine and processing facilities. See “Business, Risk Factors and Properties – Risk Factors – Limited Availability of Additional Mining Personnel and Uncertainty of Labor Relations May Affect the Company’s Ability to Achieve Its Production Targets.”

MARATHON DEVELOPMENT PROJECT

LOCATION

The Marathon PGM-copper project (the “project”) is located 10 kilometers (km) north of the town of Marathon, Ontario. The project site is in an area characterized by typical boreal vegetation, moderate to steep hilly terrain and numerous streams, ponds and shallow lakes. The project area is bounded to the east by the Pic River and Lake Superior to the southwest. The climate of this area is typical of northern areas within the Canadian Shield, with long winters and short, warm summers.

The project area is conveniently situated in close proximity to population centers, the Trans-Canada Highway, electrical transmission corridor, rail lines, Great Lakes port facilities and a regional airport.

PROJECT DESCRIPTION

The Marathon PGM-copper project is an advanced stage development project currently in the stage of preparing an Environmental Assessment report for submission to the Joint Provision and Federal review panel. Additionally detailed engineering work is under way related to the construction and commercial operation of a conventional open pit mine and processing facility. The current plan is for the operations to be owner-operated, employing their own equipment and workforce.

The present mine plan includes development of a substantial main pit and the sequential mining of several smaller satellite pits. Ore reserves were determined in an independent study performed by a third party and documented in a January 8, 2010, report: “Technical Report on the Updated Feasibility Study for the Marathon PGM-copper Project, Marathon, Ontario, Canada”. Proven and probable reserves total 91 million tonnes grading 0.246% copper, 0.832 g/t palladium and 0.237 g/t platinum. This Feasibility Study anticipates mining and processing at a rate of 22,000 tonnes per day, implying a mining life of approximately 11.5 years.

The Company plans about $21.0 million of capital spending in 2012 for detailed engineering and other activities related to the Marathon development. Preliminary estimates indicate a total capital spend to first production in the range of $550 million to $650 million.

If commercial development of the Marathon project proceeds, it will ultimately require substantial capital investment for the construction of the mine and corollary infrastructure. The total development cost cannot be estimated today with precision but will follow from the detailed engineering study. While internally generated cash flows would play an important part in the development of Marathon, the Company expects that financing from the market or third parties would also be required. The availability of financing will depend on future market conditions and opportunities. The Company does not currently expect to commit substantial capital until such time as the delineation and engineering studies provide analysis that clearly supports the economics of proceeding with development.

As currently envisioned, the PGM-copper ores at Marathon will be processed (crushed, ground and concentrated) at on-site processing facilities to produce a marketable concentrate product containing copper, palladium, platinum, silver and gold. The concentrate will be transported off-site to a commercial smelter and refinery for subsequent metal extraction and separation. The residual material or “process solids” resulting from the milling process will be deposited in the Process Solids Management Facility (PSMF). Multiple sites within the project area have been evaluated as potential locations for the PSMF, of which one preferred site is undergoing final consideration and environmental assessment. The non-ore bearing mine rock produced will be permanently stored in either the Mine Rock Storage Area (MRSA) located east of the main pit or used in construction of the PSMF.

Incremental reclamation activities are planned throughout the operation’s life. At final closure, and upon the completion of an end of life closure plan, the Company will have secured and remediated the project site to a condition facilitating sustainable future or traditional use by the local and First Nations communities.

Stillwater Canada Inc. is continuing with baseline environmental and socio-economic studies and is engaged with federal and provincial regulatory entities and First Nation communities to secure the required permits and approvals for mine construction and operation. In December 2008, the project was accepted under the Major Projects Management Office (MPMO) initiative. A formal project description was submitted to the Canadian Environmental Assessment Agency (CEAA) in March 2010, which triggered the Federal Environmental Assessment (FEA) process. On October 7, 2010, the project was referred to an independent review panel. According to the latest project timeline, all federal and provincial approvals are anticipated in 2014, which, following 18 to 24 months of mine construction, would allow commencement of commercial production in 2016 - a delay from the earlier estimates of late 2014 or early 2015. However, due to uncertainties as to the actual timing of each phase of the approval process and depending on financing, there can be no assurance as to a specific date for commercial production.

Once development proceeds, the project is expected to create an estimated 300 construction jobs, approximately 130 to 250 permanent full-time life of mine positions and roughly three-spin-off jobs (suppliers, contractors) in the region for each full-time position.

GEOLOGY of the MARATHON DEPOSIT

The Marathon PGM-copper deposit is hosted by the Eastern Gabbro Series of the Proterozoic Coldwell Complex, a large intrusive body that intrudes and bisects the Archean aged Schreiber-Hemlo Greenstone Belt. The Coldwell is a composite magmatic intrusion and the largest alkaline intrusive complex in North America. It is approximately 25 km in diameter with a surface area of 580 square kilometers. The Coldwell Complex was emplaced in three nested intrusive cycles introduced sequentially during cauldron subsidence near where the northern end of a regional-scale fault system intersected Archean rocks, near the north shore of Lake Superior.

Mineralization at the Marathon PGM-copper deposit is related to a large magmatic system consisting of three or more cross-cutting intrusive olivine gabbro units that comprise the Eastern Gabbro Series of the Coldwell Complex. In order of intrusion, the three gabbroic units consist of Layered Gabbro Series, Layered Magnetite Olivine Cumulate (LMOC) and Two Duck Gabbro (TD Gabbro). Late quartz syenite and augite syenite dikes cut all of the gabbros but form a minor component of the intrusive assemblage. The TD Gabbro is the dominant host rock for copper-PGM mineralization and is a principal focus of exploration in the district. The mineralized zones occur as shallow dipping sub-parallel lenses that follow the basal gabbro contact and form distinct mineral horizons designated as Footwall, Main, Hanging Wall and W-Horizon. The Main Zone is the thickest and most continuous zone. Additional accumulations of copper-PGM mineralization are associated with LMOC and occur in the hanging wall of the deposit.

PROVEN & PROBABLE RESERVE ESTIMATE

Mineral and reserve estimates were determined through an independent study performed by a third party and completed in November 2009. The resource model used to estimate the ore reserves applied the same pit optimization, pit design, production scheduling and diluted block model as were used for the January 2010 updated technical report and feasibility studies. Only material in the block model with the resource classification of ‘measured’ or ‘indicated’ were considered as potential mill feed. In addition to the estimated grade values for Cu, Pd, Pt, Au, and Ag, contained within the diluted block model, other variables were calculated or input into the diluted block model. These included the net smelter return, geotechnical parameters, block economic net value, haulage simulation results, block material type, and Whittle rock types. In order to complete an open pit design on the Marathon PGM-copper deposit, the following data, criteria and procedures were used:

•	The available geotechnical data describing the inter-ramp slope angle, slope sectors, and berm widths that are required to develop a geotechnically stable pit design;

•

Economic and metallurgical criteria such as estimated metal pricing, metal recoveries, downstream operating costs (smelting, refining, and shipping), currency conversion rates, and projected annual mill feed requirements;

•

Pit optimization based on the economic, metallurgical, geotechnical and production requirements for the project. Pit optimization was completed using a Lerchs-Grossmann algorithm (LG) on the block model. GEMCOM’s LG software, the Whittle optimizer, was selected. Once a pit optimization was completed, the selected pit shell was used as a design basis for the open pit.

For the Marathon PGM-copper deposit, three major mining areas are present; the North pit, the South pit and the Malachite pit. Once the three pit areas were designed, a production schedule was then prepared, followed by equipment selection and estimation of operating costs, capital costs and personnel requirements. Ore reserves have been estimated for the North, South and Malachite pits from the diluted block model, pit optimization and pit design. The ore reserves are summarized in the table below:

		Pd	Pt	Au	Cu	Ag	Cu	Pd	Pt	Au	Ag
Classification	Tonnes	(g/t)	(g/t)	(g/t)	(%)	(g/t)	(Mlb)	(oz 000)	(oz 000)	(oz 000)	(oz 000)

Proven	76,461,000	0.910	0.254	0.090	0.268	1.464	452	2,237	625	222	3,600

Probable	14,986,000	0.435	0.147	0.060	0.138	1.318	46	209	71	29	635

Total	91,447,000	0.832	0.237	0.085	0.247	1.440	497	2,447	696	251	4,235

The ore reserve estimate presented in the table above is effective as of November 24, 2009. The estimated ounces of proven and probable reserves include mining losses but do not include processing losses. Table tonnages are reported in metric tonnes.

EXPLORATION AND DEVELOPMENT

Montana, USA

The J-M Reef has been explored from the surface along its entire 28-mile strike length by surface sampling and drilling which consists of an array of over 900 drill holes. Exploration activities historically also included driving and then drilling from two exploratory underground adits not currently in active use, the West Fork adit and the Frog Pond adit. Comprehensive evaluation of PGM mineralization encountered in the J-M Reef has allowed delineation of indicated resources adjacent to the Stillwater and East Boulder Mines and confirmation of the existence of mineralized material over much of the remaining strike length. Exploration to date has defined sufficient probable ore reserves, based upon historical conversion rates, to sustain mining for a number of years into the future. It is the Company’s practice to systematically convert its established probable ore reserves to the proven ore category as mine development progresses by performing definition drilling and evaluation coincident with planned advances of underground development.

A key element of the Company’s development activities in the Stillwater Complex consists of ongoing efforts to convert its established probable ore reserves into proven ore reserves by extending the lateral and vertical development of the Stillwater and

East Boulder Mines. These ongoing activities involve constructing and extending mine development workings to access established ore reserves and continuously advancing definition drilling, engineering and mine plans to replace depleted ore reserves. During 2011, 2010 and 2009, $53.5 million, $32.2 million and $25.9 million, respectively, were incurred in connection with capitalized mine development at the Company’s existing operations and are included in total capital expenditures. Development spending at the Montana operations in 2012 is planned to be about $65.0 million.

The following table outlines measures that are used by the Company to gauge progress on resource development activities:

Location and Development Activity	2011	2010	2009
Stillwater Mine
New Primary Development (equivalent feet)(1)	28,131	19,666	12,323
New Footwall Lateral (equivalent feet)(1)	10,409	9,983	8,430
New Definition drilling (feet)	321,434	291,173	292,701
East Boulder Mine
New Primary Development (equivalent feet)(1)	11,347	3,539	3,602
New Footwall Lateral (equivalent feet)(1)	6,593	2,362	1,522
New Definition drilling (feet)	86,695	81,474	64,448

(1)	Based on one linear foot of excavation, 11 feet wide by 12 feet high (cross-section of 132 ft.2).

In addition to the development spending planned at the existing mines, about $23.0 million of spending is planned in 2012 for the two separate development projects along the J-M Reef – the Blitz project adjacent to the Stillwater Mine and the Graham Creek project to the west of the East Boulder Mine. The Company has also planned about $21.0 million of capital spending in 2012 for detailed engineering and other activities related to the Marathon development.

The Blitz project as currently envisioned will involve developing two 20,000-foot parallel drifts in the footwall commencing on the 5000 and 5200 levels to the east of the existing infrastructure in the Stillwater Mine. The Company is in the process of acquiring a refurbished TBM that will develop the 5000 level drift. The other parallel drift will be developed conventionally and ultimately will intersect a new surface adit to be constructed well to the east of the existing mine. Definition drilling from these drifts could provide a wealth of information about the J-M Reef and perhaps identify attractive future areas for mining. Depending on the project outcome, Blitz production could either serve to extend the ultimate life of the Stillwater Mine or to increase the production rate from the mine – or both. The Blitz development is projected to take about five years to complete at a total cost estimated at about $180.0 million.

The smaller Graham Creek project is similar but involves developing westward in the footwall from the existing infrastructure at the East Boulder Mine, utilizing an existing TBM to extend a single drift out about 8,200 feet from the current western extremity of the mine. About 1,200 feet of this development were completed and drilled during 2011. Again, the plan includes adding a new ventilation raise to surface at the end of the drift. This project also is projected to take about five years to complete, but its total cost is estimated at $8.0 million. The lower cost relative to the Blitz project is attributable to the shorter length of the drift, initially developing only a single drift compared to two in the Blitz development, and the lower cost of developing with an in-place TBM. The benefits of the Graham Creek project are analogous to those at the Blitz, including potential to extend mine life and possibly to increase production rates, as well as the opportunity to expand the Company’s knowledge of an undeveloped section of the J-M Reef.

Ontario, Canada

The Company has established an exploration team that will coordinate drilling and evaluation efforts on the Marathon properties. This team of experienced geologists may also pursue other exploration opportunities in the future, with particular emphasis on Canada.

In November 2010, the Company completed the acquisition of the PGM assets of Marathon PGM Corporation, a Canadian exploration company. The principal asset acquired in the transaction is a significant PGM-copper resource position in Ontario near the north shore of Lake Superior. In February 2011, the Company further consolidated its position in this district by acquiring some adjacent mineral properties held by Benton Resources Corp., another Canadian exploration company.

The Marathon PGM-copper project is located 10 km north of the town of Marathon, Ontario, on the eastern margin of the Coldwell Complex, a Proterozoic layered intrusion. The palladium, platinum and copper mineralization occurs principally in the Two Duck Lake gabbro. The known zones of significant mineralization have a total north-south strike length of about 3 km and dip 30° to 40° toward the west. The mineralization has a true thickness ranging from 4 meters (m) to 100m.

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

Over the past five decades, the Marathon project area has been a focal point for several exploration campaigns conducted by both major and junior mineral exploration and development organizations. Numerous technical, scientific and economic studies have been conducted on the Coldwell Complex by individuals affiliated with provincial or federal government agencies as well as several academic institutions. During the 1960’s, Anaconda Canada was one of the earliest organizations to systematically explore the project area’s copper mineralization. In the mid-1980’s, Fleck Resources (a predecessor of Polymet Mining Corp.) acquired 100% control of the property and with various partners, subsequently conducted extensive exploration and drilling programs that included the reexamination of Anaconda’s drill core and the recognition of Palladium and its association with the area’s copper mineralization. By late 2003, Marathon PGM Corporation had acquired the entire Fleck interest in the project area and subsequently staked additional mining claims and, through additional transactions, acquired additional parcels of mining claims and mineral leases that in total now comprises the Marathon project.

Successive drilling campaigns and systematic exploration by Marathon PGM have expanded the Marathon ore reserves to the present levels. In January 2010, an optimized in-pit ore reserve estimate and optimized definitive feasibility study for the project was released. The project description in the study included the development and construction of an open pit mining and milling operation. The study anticipated that the ore reserves would be mined from one primary pit and several smaller satellite pits. During the operating phase of the project, production is expected to be approximately 22,000 tonnes per day. Based upon current reserve estimates and available information the operating life of the mine will be approximately 11.5 years.

ALTAR COPPER-GOLD EXPLORATION PROJECT

San Juan Province, Argentina

On October 4, 2011, the Company completed the acquisition of Peregrine Metals Ltd., a Canadian exploration company whose principal asset is the Altar project, a large advanced stage Andean Porphyry copper-gold exploration property located in the San Juan Province of Argentina. Through this acquisition the Company now controls 11,945 hectares of mineral interests at Altar. The property consists of eight wholly-owned mining concessions totaling 7,771 hectares, five optioned mining concessions totaling 3,705 hectares, and one staked mineral concession comprising 469 hectares. Once in production, seven of these mining concessions would be subject to production royalties of 1% net smelter royalty and four other concessions subject to a 2% net smelter royalty.

The Company has an experienced exploration team in Argentina presently focused on an ongoing program to further delineate and evaluate the technical and economic merits of developing the large Altar mineral deposit. The drilling season in the Andes Mountains typically extends from December through April. The Company currently has a sizeable technical and logistical staff and four contracted core drill rigs active on the Altar property and expects to drill and analyze about 25,000 meters of additional core. The exploration objectives for the 2011-2012 field season include the delineation of geologic boundaries to the Altar copper-gold porphyry system, further drill testing and evaluations in poorly defined portions of known Altar deposit, and reconnaissance drilling of two distinct precious metal occurrences located adjacent to the Altar deposit and perhaps other geological targets of interest located within boundaries of the mining concessions.

LOCATION

The Altar project is located in the Andes Mountains of Argentina, about 10 km from the Argentina-Chile border, and approximately 180 km west of the city of San Juan. Elevations within the project area range between 3,100 m and 4,000 m above sea level. The Altar Project is currently accessed via two routes in Argentina. The primary access route up the eastern slope of the Andes is shared with Xtrata’s El Pachon project and extends southwestward from the town of Barreal before trending northwards toward El Pachon and continuing for 25 km to the Altar Camp. The access route is a good quality gravel road approximately 170 km in length. Secondary access is provided by 170 km of gravel road leading westward from the community of Calingasta along the Rio Calingasta valley. The route crosses the Cordillera de La Totora at the headwaters of the Rio Calingasta, turns southward along the upper tributaries of the Rio Blanco and then westward along the Rio Pantanosa to the Property. Both routes involve crossing several rivers and high-mountain passes.

PROJECT DESCRIPTION

The Altar copper-gold project is an advanced stage exploration project. The project is primarily a copper-gold porphyry deposit with potential for discrete peripheral gold system targets. The Altar deposit currently exhibits open mineralization in most directions; hence, it will require continued drilling not only in the primary Altar copper-gold porphyry, but also in the potential peripheral gold systems to fully define total project scale and scope.

The Current 2011-2012 diamond drill program has been designed to further define the size and limits of primary copper-gold mineralization with a possible update of the resource model. Additionally, further understanding of peripheral gold targets is a goal of the 2011-2012 drilling program.

The Altar project will ultimately require substantial capital for the development of the mine and supporting infrastructure, the costs of which cannot be accurately estimated in the absence of a more definitive and engineered mining plan. While internal cash flow will play an important part in the development of Altar, the Company anticipates that equity or debt financing or participation by venture partners would also be involved in the development and operations at Altar. The Company does not currently expect to commit substantial capital until such time as the deposit has been adequately delineated, engineering and other relevant studies are concluded and credible economic analyses clearly support sequential development, construction and operating decisions.

GEOLOGY of the ALTAR DEPOSIT

The Altar porphyry copper-gold deposit is associated with Middle-Late Miocene intermediate composition subvolcanic porphyries that intrude Early Miocene rhyolitic ignimbrites and fine-grained andesite flows of the Pachon Formation. Elevated gold, silver and molybdenum values are associated with the copper mineralization.

A leached cap zone has been intersected by drilling at depths ranging from 0 m to 258 m. Beneath the leached cap are zones of supergene copper enrichment and primarily sulphide mineralization that have been variably affected by weathering, mainly in the form of oxidation developed along narrow joints and fractures.

Prior to the current 2012 exploration program, drilling at the property included 153 diamond drill holes totaling 59,602 m. Six prior seasonal diamond drilling programs had been completed at Altar; the first, by Rio Tinto, in 2003, and subsequent programs by Peregrine, during the summer field seasons between 2005 and 2011.

Altar Drill Program Summary

Through April 2011

Year	Company	Holes Drilled	Total meter(s)	Comments
2003	Rio Tinto	7	2,841
2006	Peregrine	8	3,302
2007	Peregrine	25	10,408
2008	Peregrine	24	12,741	+ 1 hole extended
2010	Peregrine	76	26,349	+ 2 holes extended
2011	Peregrine	13	3,961

Total		153	59,602

The present drilling program by Peregrine Metals Ltd., as a wholly owned subsidiary of Stillwater, was initiated in December 2011 utilizing four contracted diamond drill rigs capable of reaching depths in excess of 1,000 meters. The current drilling campaign is expected to continue through April 2012.

DRILL-INDICATED COPPER-GOLD MINERALIZATION

A Canadian NI 43-101resource disclosure was released by Peregrine Metals Ltd. effective October 4, 2010, and amended as of March 21, 2011. It reports that drilling on the Altar properties has indicated the presence of a porphyry copper deposit with associated by-product grades of gold and molybdenum. At this stage the property has no proven or probable ore reserves. In addition to drilling on the primary porphyry deposit, in early 2011 Peregrine completed four exploration holes on a separate anomaly known as Quebrada de la Mina, situated approximately two kilometers to the northwest of the Altar project.

OTHER PROPERTIES

The Company owns a warehouse facility in Columbus, Montana. The Company leases office space in Columbus and Billings, Montana. The Company owns parcels of rural land in Stillwater and Sweet Grass Counties, Montana, near its mines and metallurgical complex totaling approximately 4,549 acres and additional commercial properties in the communities of Columbus and Big Timber, Montana. Subsidiaries of the Company own residential and commercial properties in Marathon, Ontario and Lac du Bonnet, Manitoba, which are used as support facilities for operations and exploration projects. The Company’s subsidiaries also lease office and warehouse space at various locations in Canada, Argentina and Chile. The Company’s corporate office is located in the office space leased in Billings, Montana. The annual expense for office leases in Montana totals $0.4 million per year.

LONG-TERM FINANCING

CONVERTIBLE DEBENTURES

On March 12, 2008, the Company issued and sold $181.5 million aggregate principal amount of senior convertible debentures due in 2028 (debentures). The debentures pay interest at 1.875% per annum, payable semi-annually on March 15 and September 15 of each year. The debentures will mature on March 15, 2028, subject to earlier repurchase or conversion. Each $1,000 principal amount of debentures is initially convertible, at the option of the holders, into approximately 42.5351 shares of the Company’s common stock, at any time prior to the maturity date. The conversion rate is subject to certain adjustments, but will not be adjusted for accrued interest or any unpaid interest. The conversion rate initially represents a conversion price of $23.51 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15, 2013, March 15, 2018 and March 15, 2023, or upon the occurrence of certain events, including a change in control. The Company may redeem the debentures for cash beginning on or after March 22, 2013.

The debentures were sold to an “accredited investor” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial investor offered and resold the debentures to “qualified institutional buyers” under Rule 144A of the Securities Act. An affiliate of MMC Norilsk Nickel, with the approval of the Company’s public directors, purchased and as of December 31, 2011, currently holds $80.0 million of the debentures.

In connection with the issuance of the debentures, the Company incurred $5.1 million of issuance costs, which primarily consisted of investment banking fees, legal and other professional fees. These costs are classified within other noncurrent assets and are being amortized as interest expense over the term from issuance through the first date that the holders can require repurchase of the debentures, which is March 15, 2013. Amortization expense related to the issuance costs of the debentures was $0.9 million, $0.9 million and $1.0 million in 2011, 2010 and 2009, respectively, and the interest expense on the debentures was $3.1 million, $3.1 million and $3.3 million in 2011, 2010 and 2009, respectively. The Company made cash payments of $3.1 million, $3.1 million and $3.4 million for interest on the debentures during 2011, 2010 and 2009, respectively.

In October 2009, the Company undertook the exchange of $15.0 million face amount of the convertible debentures for 1.84 million shares of the Company’s common stock. Because the number of shares issued in this transaction exceeded the 42.5351 shares per $1,000 of face value specified in the bond indenture, accounting principles required that the Company expense the value of the excess shares as an “inducement loss.” Consequently, the Company recorded a loss on the exchange transaction of $8.1 million during the fourth quarter of 2009. The debentures so acquired have been retired, leaving $166.5 million face value of the debentures outstanding at December 31, 2011.

ASSET-BACKED REVOLVING LINE of CREDIT

Effective December 23, 2011, the Company signed a $100.0 million asset-backed revolving credit agreement with Wells Fargo Capital Finance, incurring debt issuance costs of $1.1 million. Maximum permitted borrowings under this working capital facility are limited to a borrowing base comprised of 85% of eligible accounts receivable and 70% of eligible inventories. Terms of the agreement state that the borrowings will be secured by the Company’s accounts receivable, metals inventories and other accounts. The credit agreement includes a financial covenant requiring, whenever the remaining availability under the line is less than 30% of the total borrowing capacity, that the Company’s fixed charge coverage ratio be at least 1.0 to 1.0. It also includes other customary restrictions that become tighter as drawings under the facility increase. The facility includes a $50.0 million letter of credit sub-facility. Outstanding borrowings under the facility accrue interest at a spread over the London Interbank Offer Rate that varies from 2.25% to 2.75%, decreasing progressively as the percentage drawn against the facility increases. The Company also pays an unused line fee on committed but unutilized commitments under the facility at a rate per annum of 0.375% or 0.5%, depending on utilization of the facility. Subsequent to year end, on January 13, 2012, the Company completed the syndication of this facility to a group of four banks and simultaneously expanded the maximum line of credit to $125.0 million. At December 31, 2011, the Company’s borrowing base was approximately $81.0 million however there was no drawn balance under this revolving credit facility at December 31, 2011.

PGM SALES AND HEDGING

MINE PRODUCTION

Palladium, platinum, rhodium, gold and silver are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals of 99.95% purity (rhodium of 99.9%) in sponge-form are transferred upon sale from the Company’s account at third-party refineries to the account of the purchaser. After final refining, by-product gold, silver and rhodium are normally sold at market prices to customers, brokers or outside refiners. Copper and nickel by-products from the Company’s base metal refinery, however, are produced at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are included in revenues from mine production. During 2011, 2010 and 2009, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $36.0 million, $28.0 million and $23.6 million, respectively.

The Company has a three-year supply agreement with General Motors Corporation (GM) that took effect in January 2011 that provides for fixed quantities of palladium to be delivered each month. The Company currently also has a one-year platinum supply agreement with Tiffany & Co. One-year palladium and platinum supply agreements with Johnson Matthey and Ford are pending and are proceeding on a month-to-month basis pending finalization. Pricing in these contracts also is market-based. In total, the four agreements commit the Company to deliver up to 350,000 ounces of palladium and 81,000 ounces of platinum during 2012. The Company currently sells its remaining mine production under month-to-month and spot sales agreements.

Currently, none of the Company’s mine production is committed under forward sales or other hedging arrangements. The Company historically entered into derivative contracts and hedging arrangements from time to time to manage the effect on the Company’s cash flow of fluctuation in the price of palladium and platinum from mine production. Hedging activities consisted of fixed forwards for future delivery of specific quantities of PGMs at specific prices, and financially settled forwards that provided for net cash settlement of forward sales. Gains or losses can occur as a result of hedging strategies if the derivative contracts ultimately settle at prices above or below market. See Note 5 “Derivative Instruments” to the Company’s 2011 audited consolidated financial statements for further information.

PGM RECYCLING

The Company has capacity available in its smelter and base metal refinery and purchases catalyst materials from third parties for recycling in those facilities to recover PGMs. The Company has entered into sourcing arrangements for catalyst material with several suppliers. Under these sourcing arrangements, the Company advances cash to suppliers as spent catalyst materials are ready for shipment or in-transit to the Company’s facilities. These advances are reflected as advances on inventory purchases and included in Other current assets on the Company’s consolidated balance sheet until such time as the material has been physically received and title has transferred to the Company. See “Business, Risk Factors and Properties – Risk Factors – Reliance on a Few Third Parties for Sourcing of Recycling Materials and Advances for Recycling Materials Creates the Potential for Losses.”

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

During 2009, a portion of the Company’s palladium from recycling was priced using financially settled forward sales. Because these financially settled forward sales inherently settled net, they were not eligible for the normal sales exemption. The Company elected not to designate these financially settled forward sales as hedges, so any changes in fair value of these financially settled forwards at the end of each accounting period were reflected in recycling revenue. The corresponding net realized loss on these derivatives in 2009 was $0.2 million. There were no financially settled forward contracts outstanding at December 31, 2011 and 2010.

All of the Company’s recycling forward sales transactions open at December 31, 2011, will settle at various periods through May 2012. See Note 5 “Derivative Instruments” to the Company’s 2011 audited consolidated financial statements for more information. The Company has credit agreements with certain of its major trading partners that would require the Company to make margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. No margin deposits were required or outstanding as of December 31, 2011 or 2010.

OTHER

The Company makes other open market purchases of refined PGMs from time to time for resale to third parties. The Company recognized revenue of $1.1 million, $6.2 million and $5.8 million on ounces purchased in the open market and re-sold for the years ended December 31, 2011, 2010 and 2009, respectively. These purchases for resale were essentially breakeven transactions undertaken for the convenience of certain customers.

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

Of the Company’s 1,006 controlled claims, 868 are subject to royalties, including 840 subject to a 5% net smelter royalty (NSR) payable to Franco Nevada U.S. Corporation (formerly Newmont Capital Limited), 143 subject to a 0.35% net smelter royalty payable to the Mouat family, and 115 subject to both royalties. During 2011, 2010 and 2009, the Company incurred royalty expenses of $24.1 million, $13.7 million and $10.6 million, respectively. At December 31, 2011, 100% of the Company’s proven and probable ore reserves were secured by either its control of 161 patented mining claims or the nine current first-half certified claims pending final action under the April 2005 appeal ruling by the IBLA. Processing facilities at the East Boulder Mine are situated on 127 validated unpatented mill site claims.

Ontario, Canada

In November of 2010, the Company acquired Marathon PGM Corporation and its PGM-copper assets and, in February 2011, acquired certain adjacent exploration properties and royalty interests of Benton Resources Corp. situated in northwest Ontario, Canada. The Company currently holds mining claims and crown leases totaling approximately 15,239 hectares (37,878 acres) covering the more prospective portions of the Port Coldwell Intrusive Complex. The Coldwell Complex hosts the Marathon PGM-Copper deposit and is located near the northern shore of Lake Superior adjacent to the town of Marathon, Ontario. The Company’s aggregate property holdings in the Coldwell Complex include 42 crown leases on 2,849 hectares (7,040 acres) and 77 mining claims comprised of 780 claim units totaling 12,480 hectares (30,838 acres). Thirty-seven of the leases (1,365 hectares) grant both surface and mineral rights while five of the leases (1,484 hectares) presently grant mineral rights only. Applications have been submitted for surface leases on the 5 mineral leases as well as for both mineral and surface crown leases on certain additional property currently held by the Company under valid mining claims.

In Canada, paramount title to minerals typically vests in the Crown subject only to the burden of aboriginal title, while the various Ministries of the Provinces enjoy legislative powers to administer the disposition of minerals within their jurisdiction. In Ontario, mining claims grant the claimant conditional rights of access for exploration of hard rock minerals conducted in compliance with regulations regarding surface disturbance, environmental stewardship and annual expenditures to maintain the validity of the claims. Mining claims in Ontario do not authorize removal of minerals for other than test work and analyses. To commercially extract minerals, a mining lease is necessary. Crown mining leases provide the claimant with a preference right to develop and extract minerals for a (renewable) 21-year term, under more specific conditions of aboriginal consultation, environmental protection, approved closure/reclamation plans and financial assurances provided to the Crown over the life of the project. The Company believes that its mining claims and crown leases provide adequate security of mineral and surface tenure to advance its planned mine development and mineral exploration activities in the Marathon-Coldwell region of Ontario.

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

San Juan Province, Argentina

Through its acquisition of Peregrine Metals Ltd. in 2011, the Company is engaged in the exploration and development of precious and base metal mineral properties in South America. The Company’s principal South American focus is the prospective Altar Project, located in the San Juan Province of Argentina. The Altar Project appears to have a large porphyry-style copper-gold-molybdenum deposit and is collectively comprised of six mining concessions known as the “Altar Property” acquired by Peregrine Metals Ltd. (together with its subsidiaries, “Peregrine”) in 2009, five mining concessions known as the Rio Cenicero concessions” under option since 2008, one mining concession staked in 2008 and two mining concessions acquired in 2010, and ten mining access rights of way, all as described below.

In 2005, Peregrine optioned six mining concessions known as Leona, Loba, Santa Rita, Pampa, RCA II and RCA VII (collectively, the “Altar Property”) totaling 4,924 hectares from Rio Tinto Mining and Exploration Ltd. (Rio Tinto). On March 6, 2009, Peregrine acquired a 100% interest in the Altar Property from Rio Tinto following completion of scheduled payments totaling $2.7 million and a minimum exploration expenditure of $350,000. Pursuant to a transfer agreement dated March 6, 2009 (the “Transfer Agreement”) entered into between Rio Tinto and Peregrine, in accordance with Argentinean law, the rights and obligations with respect to the Altar Property were transferred from Rio Tinto to Minera Peregrine, a Peregrine subsidiary.

Rio Tinto retains an NSR royalty of 1% on all mineral products from the Altar Property (the “Rio Tinto Royalty”). The original underlying concession owners, Jan Carlos Robledo and Otto Wildo Simon (Robledo and Simon) also hold an NSR royalty of 1% (the Robledo Royalty) in respect of four of the six concessions comprising part of the Altar Property (the Loba, Santa Rita, RCA II and RCA VII concessions), which the Company has the right to purchase at any time for $1.0 million. Until the mine achieves commercial production or the Robledo Royalty is bought out, aggregate payments of $80,000 per year must be made to Robledo and Simon. On the date of commencement of commercial production, the annual payments cease and the Robledo Royalty becomes effective. The annual payments are in addition to, and not an advance against, the Robledo Royalty.

On August 14, 2008, Peregrine signed an option agreement (the “Rio Cenicero Option Agreement”) to acquire a 100% interest in exploration and exploitation rights to five mining concessions know as RCA XV, RCA V, RCA X, RCA XII and RCB I (collectively, the “Rio Cenicero concessions”) comprising a total of 3,705 hectares from the “Instituto Provincial de Exploraciones y Explotaciones Mineras” (IPEEM) of the Province of San Juan, Argentina. Four of the five Rio Cenicero concessions adjoin the core Altar Property on three sides to the east, south and west.

According to the terms of the Rio Cenicero Option Agreement there is a five-year exploration term after which the Company has the option to convert the Rio Cenicero concessions from exploration to exploitation rights. During the exploration phase the requirements to keep the option in good standing include option payments to IPEEM of $2,500 per month and spending a total of $1.7 million in exploration expenditures over the five years between August 14, 2008, and August 14, 2013. Commencing with the exercise of the exploitation option and the signing of the exploitation agreement, the requirements to keep the Rio Cenicero option in good standing include monthly option payments to IPEEM of $7,500 up until commencement of commercial production, after which the option payments cease and a NSR royalty of 1% becomes payable on all mineral products from the Rio Cenicero concessions.

On November 11, 2008, Peregrine acquired directly by staking a mineral concession comprising 469 hectares and identified by affidavit 1124548-M-08. This mineral concession adjoins the Rio Cenicero concessions RCA XV, RCA V, RCA X, and RCA XII to the south.

In March 2010, Peregrine acquired a 100% interest in two mineral concessions totaling 2,847 hectares from Rio Tinto for $100,000. The two mineral concessions are identified by affidavit numbers 1414458-R-2005 and 4141487-R-2005 and adjoin the Rio Cenicero concessions RCA XV, RCA V, RCA X and RCA XII to the west and east, respectively. There are no royalty or underlying royalty commitments or other obligations due to Rio Tinto or any third party with respect to these two concessions.

The Altar Property, the Rio Cenicero concessions, the mineral concession staked by Peregrine in 2008 and the two mineral concessions acquired in 2010 are known collectively as the “Altar Project.” In aggregate, the Altar Project mineral concessions total 11,945 hectares.

REGULATORY AND ENVIRONMENTAL MATTERS

GENERAL

The Company’s business is subject to extensive federal, state and local government controls and regulations, including regulation of mining and exploration which could involve the discharge of materials and contaminants into the environment, disturbance of land, reclamation of disturbed lands, associated potential impacts to threatened or endangered species and other environmental concerns. In particular, statutes including, but not limited to, the Clean Air Act, the Clean Water Act, the Solid Waste Disposal Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act and the National Environmental Policy Act, impose permit requirements, effluent standards, air emission standards, waste handling and disposal restrictions and other design and operational requirements, as well as record keeping and reporting requirements, upon various aspects of mineral exploration, extraction and processing. In addition, the Company’s existing mining operations may become subject to additional environmental control and mitigation requirements if applicable federal, state and local laws and regulations governing environmental protection, land use and species protection are amended or become more stringent in the future. The Company is aware that federal regulation under the Solid Waste Disposal Act governing the manner in which secondary materials and by-products of mineral extraction and beneficiation are handled, stored and reclaimed or reused are subject to frequency review by the agencies which could affect the Company’s facility design, operations, and permitting requirements. See “Business, Risk Factors and Properties – Risk Factors – Changes to Regulations and Compliance with Regulations Could Affect Production, Increase Costs and Cause Delays.”

The Stillwater Mine and the East Boulder Mine are located on the northern edge of the Absaroka-Beartooth Wilderness Area, about 30 miles north of Yellowstone National Park. Due to the proximity of the Company’s operations to Yellowstone National Park and a wilderness area, the Company’s operations are subject to stringent environmental controls that may adversely impact the Company’s operations. For example, increasingly stringent requirements may be adopted under the Clean Water Act, Clean Air Act or Endangered Species Act which could require installation of environmental controls not required of competitors located overseas. See “Business, Risk Factors and Properties – Risk Factors – Changes to Regulations and Compliance with Regulations Could Affect Production, Increase Costs and Cause Delays.”

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

Generally compliance with the above statutes requires the Company to obtain permits issued by federal, state and local regulatory agencies and to file various and numerous reports that track operational monitoring, compliance, performance and records keeping activities of its operational effect on the environment. Certain permits require periodic renewal or review of their conditions. The Company cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed. Non-renewal of permits or the imposition of additional conditions could have a material adverse effect on the Company’s financial condition and results of operations. See “Business, Risk Factors and Properties – Risk Factors – If the Company is Unable to Obtain Surety Coverage to Collateralize Its Reclamation Liabilities, Operating Permits May Be Affected.”

The Company employs various measures in an effort to protect the health of the Company’s workforce by complying fully with strict MSHA limits on DPM exposure for the underground miners. These measures include using catalytic converters, filters, enhanced ventilation regimens, modifying certain mining practices underground, and the utilization of various bio-diesel blends. Compliance with current MSHA DPM standards continues to be a challenge within the mining industry. The Company believes its underground operations at the Stillwater and East Boulder Mines are in compliance with MSHA’s existing stringent DPM standards. However, no assurance can be given that any lack of compliance in the future will not impact the Company.

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

The Company believes that its operations and facilities comply in all material respects with current federal, state and local permits and regulations, and that it holds all necessary permits for its operations at the Stillwater and East Boulder Mines and to complete essentially all of its planned expansion projects along the J-M Reef. However, compliance with existing and future laws and regulations may require additional control measures and expenditures, which cannot be estimated at this time. Compliance requirements for new or expanded mines and mills may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. The cost of complying with future laws and regulations may render currently operating or future properties less profitable and could adversely affect the level of the Company’s ore reserves and, in the worst case, render its mining operations uneconomic.

PERMITTING and RECLAMATION

Operating Permits 00118 and 00149 issued by the Montana Department of State Lands encompass approximately 2,475 acres at the Stillwater Mine located in Stillwater County, Montana and 980 acres at the East Boulder Mine located in Sweet Grass County, Montana. The permits delineate lands that may be subject to surface disturbance. At present, approximately 462 acres have been disturbed at the Stillwater Mine, and 200 acres have been disturbed at the East Boulder Mine. The Company employs concurrent reclamation wherever feasible.

Reclamation regulations affecting the Company’s operations are promulgated and enforced by the Hard Rock Bureau of the Montana DEQ. The USFS may impose additional reclamation requirements during the permitting process. For regulatory purposes, reclamation does not mean restoring the land to its pre-mining state. Rather, it means returning the post-mining land to a state which has stability and utility comparable to pre-mining conditions. Major reclamation requirements include stabilization and re-vegetation of disturbed lands, controlling storm water and drainage from portals and waste rock dumps, removal of roads and structures, treatment and the elimination of process solutions, and treatment and the elimination of mine water prior to discharge in compliance with standards and visual mitigation.

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

In mid-2000, the Company signed an agreement with local environmental groups known as the “Good Neighbor Agreement” (GNA). By way of the agreement, the group and its affiliates (the “Councils”) agreed not to challenge permit renewals or submittals in exchange for Company participation in programs that reduce traffic flows to both the Stillwater Mine and the East Boulder Mine. Additionally, the Company is funding expanded monitoring programs and has funded the development of a watershed partnership for the Boulder River basin to assist residents in improving the quality of surface and ground water. In August of 2005, the GNA was mutually amended to acknowledge the progress made in implementing the agreement and completing and finalizing many of the agreement requirements. Future commitments were reviewed and amended as appropriate in an effort to bring the agreement current with existing environmental conditions, updated technical data and changes to schedules and monitoring plans resulting from information gathered during the previous 5-year period. In 2010, the Agreement celebrated ten years of successful implementation which has made it the recognized model within the natural resources industry for successful collaboration and dispute resolution. The Company estimates the total cost of all the environmental programs associated with the implementation of the agreement to be between $0.2 million and $0.3 million annually.

The Company’s environmental expenses for Montana operations were $3.8 million, $3.3 million, and $2.7 million in 2011, 2010 and 2009, respectively. The Company had capital expenditures for environmental facilities during 2011, 2010 and 2009 of $0.8 million, $0.2 million and $1.2 million, respectively. The Company’s ongoing operating expenditures for environmental compliance are expected to total at least $3.5 million per year and will be expensed as incurred.

Ontario, Canada

At Marathon, the Company is continuing with baseline environmental and socio-economic studies and is engaged with federal and provincial regulatory authorities and First Nation communities to secure the required permits and approvals for mine construction and operation. In December 2008, the project was accepted under the Major Projects Management Office (MPMO) initiative. A formal project description was submitted to the Canadian Environmental Assessment Agency (CEAA) in March 2010, which triggered the Federal Environmental Assessment (FEA) process. Authorizations are required for the project from the following federal agencies; the Department of Fisheries and Oceans, Transport Canada and Natural Resources Canada. These federal agencies sent letters of recommendation to the Minister of Environment and subsequently on October 7, 2010, the project was referred to an independent review panel. The Company cannot predict when or whether operating permits will be obtained or whether material changes in permit requirements, conditions or the regulatory process will be imposed. Any significant delay or denial in the permit approval process could have a negative effect on the Company’s future financial condition and results of operations. See “Business, Risk Factors and Properties – Risk Factors – If the Company is Unable to Obtain Surety Coverage to Collateralize Its Reclamation Liabilities, Operating Permits May Be Affected.”

San Juan Province, Argentina

The Altar project, described in more detail above under “Title and Royalties” is currently an advanced stage exploration project. In Argentina, the Environmental Law for Mining Business, Law No 24.585, is incorporated into the Mining Code. It aims to protect the environment and preserve natural and cultural heritage, which may be susceptible to impact by mining activities. Activities specified in the above-mentioned regulations cover the following activities or project stages:

•	Prospecting

•	Exploration

•	Development

•	Preparation

•	Extraction

•	Closure of the Mine

The law states that approval of the Environmental Impact Assessment (EIA) must be sought before the beginning of corresponding activities and it must be prepared by the holder of the mining concession. The EIA must be updated at least every two years or at any time a substantial change of the project is expected. The EIA must contain details, in relation to the stage of the project, a description of the area of influence, together with a description of the activities related to the stage of the project and details of possible changes to the soil, water, atmosphere, flora and fauna, relief, socio-cultural environment. It must also include contingency plans for dealing with the prevention, mitigation, rehabilitation, and restoration of, or compensation for, any environmental damage as appropriate. The enforcing authority must approve or reject the report within 60 working days of its submission. The Environmental Impact Statement (Declaracion de Impacto Ambiental {DIA}) is the legal instrument to approve the EIA and it must be updated at least every two years or at any time a substantial change of the project is expected. Considering the fact that the Altar Property is owned outright and the Rio Cenicero concessions are under an option agreement, Minera Peregrine must treat the two properties separately in terms of environmental permitting

Different studies to fulfill the Altar Base Line Study have been conducted on the project since 2005 and the area for the Baseline study was extended to the Rio Cenicero area in 2009. The Baseline study results are used to prepare the Exploration EIA updates and will also be used in the preparation of an eventual Extraction EIA that will be presented to obtain the permits to construct and operate the Altar Project. In addition to baseline study work to be conducted in Argentina, similar baseline work is being conducted in Chile to preserve various project options. As already noted, the Exploration EIA’s must be updated every two years. Upon completion of the Feasibility Study or in parallel to the Feasibility Study, the Extraction EIA must be prepared and presented to the Application Authorities. The Extraction EIA has the same structure as the Exploration EIA but places more emphasis on the predictions of the Impacts and on the Mitigation Measures.

The Company has a history of outstanding environmental performance and is committed to construct and operate the Marathon and Altar facilities in a safe and environmentally sound manner, in full compliance with relevant federal and provincial laws and with best environmental practices. The Company prides itself on its ability to work with communities and regulatory agencies, focusing on the design, construction and operation of facilities in a manner that ensures they are managed proactively to protect the environment. The Company strives to be respectful of nature and considerate of all local stakeholders and affected First Nations and aboriginal groups. Each project should bring value to the Company’s shareholders and improve the social and economic well-being of the nearby communities.

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

Significant quantities of palladium and platinum are held in inventory by investors, trading houses and government entities. The number of ounces in each of these inventories is not always disclosed publicly, nor is it clear under what circumstances these holdings might be brought to market. For example, in the past, the Russian Federation has held large inventories of palladium as a strategic stockpile, selling substantial volumes from time to time without warning into the market. There is no official disclosure of the size of the Russian inventories or clarity as to plans for future sales and some have suggested that the Russian government inventories now are nearly depleted. Also, exchange-traded funds, or ETFs, for palladium and platinum have been introduced in recent years that enable more investors to participate in the PGM markets, potentially resulting in more metal being held in inventory. The overhang from these significant investment holdings of palladium and platinum makes it more difficult to predict accurately future supply and demand for these metals and may contribute to added PGM price volatility.

The Company competes with other suppliers of PGMs, some of which are significantly larger than the Company and have access to greater mineral reserves and financial and commercial resources. Some significant suppliers produce platinum in greater quantities than palladium and thus currently enjoy higher average revenue per PGM ounce than the Company. Some significant suppliers of PGMs produce palladium and platinum as by-products of other production and consequently, on a relative basis, are not as directly affected by changes in the price of palladium as the Company is. See “Global Supply” below. New mines may be developed over the next several years, potentially increasing supply. Furthermore, the volume of PGMs recovered through recycling scrap sources, mostly spent automotive and industrial catalysts, is increasing. There can be no assurance that the Company will be successful in competing with these existing and emerging PGM producers. See “Business, Risk Factors and Properties – Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GLOBAL DEMAND

The unique physical qualities of PGMs include: (1) a high melting point; (2) excellent conductivity and ductility; (3) a high level of resistance to corrosion; (4) strength and durability; and (5) strong catalytic properties.

Johnson Matthey estimates that demand for palladium (net of recycling volumes) softened during 2011 by 15.1% to 6.7 million ounces. Their Platinum 2011 Interim Review Report published in November 2011 (Johnson Matthey or the Johnson Matthey report), projected that 2011 palladium demand remained strong in the automotive catalyst and electronics markets; however, demand from jewelry and investment declined.

The largest application for palladium is in automotive catalytic converters. In 2011, this industry consumed approximately 4.41 million ounces (net of recycling), or about 65.9% of net worldwide palladium demand. (Johnson Matthey estimates that an additional 1.5 million palladium ounces generated from automotive recycling also were consumed in catalytic converters during 2011, up from about 1.3 million ounces in 2010.) Overall, net consumption of palladium in catalytic converters in 2011 increased by about 3.3% from 2010. Industrial demand for palladium includes applications in electronics and the chemical industry; Johnson Matthey indicates net year-on-year demand (net of electrical recycling) for industrial palladium increased during 2011 by 9.0% to about 1.46 million ounces. Johnson Matthey estimates that this sector comprised about 21.8% of 2011 net palladium demand, and was consumed in the production of electronic components for personal computers, cellular telephones, facsimile machines and other devices. Net palladium jewelry demand worldwide for 2011 is estimated by Johnson Matthey to have decreased by about 32% from the previous year to about 335,000 ounces, mostly in response to higher palladium prices. Johnson Matthey also reported that dentistry continues to be a major user of palladium for dental alloys, and that dental demand remained about flat at approximately 595,000 ounces, or 8.9% of total net palladium demand for 2011. According to Johnson Matthey, investment demand decreased in 2011 by an estimated 215,000 ounces, with a build in ETF holdings early in 2011 followed by liquidation of about 700,000 ounces mostly during the second half of the year. That compares to investment demand of about 1.095 million ounces in 2010, representing about 13.9% of total 2010 palladium demand. The 2010 investment demand was stimulated in part by the January 2010 introduction of palladium and platinum ETFs as retail investment vehicles in the U.S.

According to Johnson Matthey, the outlook for palladium over the next year is largely positive, driven primarily by continuing recovery in the automotive sector, growing Chinese industrial demand for the metal and the increasing share of palladium used in the after-treatment systems of diesel catalytic converters. Over the past several years, the pricing disparity between platinum and palladium has driven research into substituting palladium for platinum in diesel catalytic converters, and the technical limit on palladium content reportedly has now risen to as much as 50% of the total PGMs in diesel catalytic converters – although Johnson Matthey indicates current production models probably contain about 30% palladium. Jewelry consumption of palladium reportedly has been declining in China, partially due to higher prices, but interest in palladium jewelry continues to grow in other markets. The effect of the new U.S.-based exchange-traded funds for palladium and platinum has been to broaden access for retail investors seeking exposure to palladium but also seems to have increased market volatility. Johnson Matthey comments that, in their view, the two critical factors driving the palladium market for 2012 will be the volume of export sales from the Russian government stockpiles and the relative strength of Chinese industrial and economic growth.

Johnson Matthey estimates that for 2011 palladium was in surplus by about 725,000 ounces, the result of Russian inventory sales and ETF liquidation. Based on London Bullion Market Association afternoon postings, the market price of palladium ranged from a high of $858 per ounce on February 21, 2011 to a low on October 5, 2011 of $549 per ounce, and closed 2011 at a price of $636 per ounce.

Charts reproduced from the Johnson Matthey Platinum 2011 Interim Review. Permission to reproduce was neither sought nor obtained.

Johnson Matthey estimates that 2011 demand for platinum (net of recycling volumes) probably increased by 2.0% to about 6.2 million ounces in 2011 from 6.1 million ounces in 2010. (Johnson Matthey estimates that platinum supplied from recycling totaled 1.88 million ounces in 2011, up from about 1.83 million ounces in 2010.) Platinum purchases by the auto catalyst sector (net of recycling volumes) declined during 2011 by 0.5% to 1.98 million ounces, driven principally by continuing weakness during 2011 in the market for diesel-powered automobiles in Europe.

Jewelry demand for platinum (net of recycling) increased in 2011 by 5.3% to about 1.78 million ounces. This increase reflects modest growth in the Chinese market during 2011.

Industrial uses of platinum include the production of data storage disks, fiberglass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasoline and fuel cells. Johnson Matthey projects that gross industrial consumption of platinum during 2011 increased by about 10.7% to 1.6 million ounces, reflecting the benefit of the economic recovery on industrial activity in 2011.

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

Johnson Matthey estimates that platinum supplied to the market in 2011 (net of all recycling) exceeded demand by about 195,000 ounces. The price of platinum during 2011, based on London Bullion Market Association afternoon postings, ranged from a high of $1,887 per ounce, reached on August 22, 2011, compared to a low of $1,354 per ounce on December 29, 2011, and closed the year trading at $1,381 per ounce. See “Business, Risk Factors and Properties – Risk Factors – Users of PGMs May Reduce Their Consumption and Substitute Other Materials for Palladium and Platinum.”

GLOBAL SUPPLY

On the supply side, Johnson Matthey noted that their preliminary estimate includes about 750,000 ounces of palladium transferred out of Russian state inventories during the year and then subsequently sold. Johnson Matthey acknowledges that, going forward, these Russian inventory sales constitute a significant uncertainty in projecting annual palladium supply. Including these state transfers, and excluding recycled metal, Johnson Matthey reports that total palladium supplied to market in 2011 of 7.4 million ounces was just slightly higher than 2010 levels.

The leading global sources of palladium and platinum production are mines located in the Republic of South Africa and the Russian Federation. The Johnson Matthey report estimates that, including Russian state inventory sales, South Africa provided approximately 35.2% of the palladium and 74.7% of the platinum sold worldwide during 2011. The same report also estimates that the Russian Federation, both as a by-product of nickel production from Norilsk Nickel and from transfers out of government inventories, provided approximately 46.5% of the palladium and approximately 12.9% of the platinum sold worldwide in 2011 (see charts below). (In preparing these estimates, Johnson Matthey treats PGM recycling volumes as a net offset against demand, rather than as new supply.)

Charts reproduced from the Johnson Matthey Platinum 2011 Interim Review. Permission to reproduce was neither sought nor obtained.

Supply numbers provided by Johnson Matthey are for metals entering the market and do not necessarily represent metals produced during the years shown. For palladium this may constitute a significant year-to-year difference because of unpredictable releases out of the strategic state inventories held by the Russian Federation, as well as those held by the auto companies and investors. For platinum this inventory effect is less significant, as inventories held by governments or private institutions have not been as material recently. According to Johnson Matthey, annual worldwide mine production of palladium for 2011 is estimated at 6.67 million ounces, up nearly 5% over the 6.36 million ounces produced in 2010. Annual worldwide production of platinum for 2011 is estimated at 6.4 million ounces, up from about 6.05 million ounces in 2010.

Johnson Matthey comments that the outlook for palladium in the future is particularly sensitive to the status of the Russian state inventories. Specific information on these inventory stocks is not readily available. Johnson Matthey’s outlook assumes lower Russian inventory sales during 2012, which would result in a net supply deficit for palladium. However, if sales in 2012 from the Russian state inventories are significant, Johnson Matthey’s anticipated deficit could be reduced or eliminated.

In addition to mine sources, PGMs are recovered from automotive catalytic converters acquired from scrap dealers, and to a lesser extent from industry, jewelry and electronic scrap. A growing industry has developed in the collection and recovery of PGMs from scrap sources, including automotive catalytic converters, electronic and communications equipment and petroleum catalysts. Scrap volumes benefitted from strong PGM prices during the first half of 2011 but then weakened substantially as prices declined later in the year. Johnson Matthey estimates 2011 worldwide recoveries from recycling provided 2.2 million ounces of palladium and 1.88 million ounces of platinum, up from 1.85 million ounces of palladium and 1.83 million ounces of platinum in 2010, driven in 2011 by the economic incentive to recycle while metal prices were high.

PRICES

Stillwater Mining Company’s revenue and earnings depend significantly on world palladium and platinum market prices. The Company has no direct control over these prices, but is working to foster PGM demand growth by encouraging new uses for these metals. PGM prices can fluctuate widely. The Company does have the ability to hedge prices and until the Ford sales agreement expired on December 31, 2010, benefitted from contractual floor prices that tended to mitigate some of the Company’s price exposure. However, except for materials purchased in its recycling activities, the Company does not currently hedge any of its PGM commitments and so is fully exposed to fluctuations in PGM prices. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue” and “Factors That May Affect Future Results and Financial Condition.” The volatility of palladium and platinum prices is illustrated in the following table of the London Bullion Market Association afternoon postings of annual high, low and average prices per ounce since 2002. The accompanying charts also demonstrate this volatility. See “Business, Risk Factors and Properties – Risk Factors – Vulnerability to Metals Price Volatility – Changes in Supply and Demand Could Reduce Profitability”.

	PALLADIUM			PLATINUM
YEAR	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE

2002	$435	$222	$338	$607	$453	$539
2003	$269	$148	$201	$840	$603	$691
2004	$333	$178	$230	$936	$767	$846
2005	$295	$172	$201	$1,012	$844	$897
2006	$404	$261	$320	$1,355	$982	$1,143
2007	$382	$320	$355	$1,544	$1,118	$1,303
2008	$582	$164	$352	$2,273	$763	$1,576
2009	$393	$179	$264	$1,494	$918	$1,204
2010	$797	$395	$526	$1,786	$1,475	$1,610
2011	$858	$549	$734	$1,887	$1,354	$1,720
2012	$713	$616	$672	$1,663	$1,403	$1,547

*	(Through February 14, 2012)

Over the past several years, the market price of palladium has been extremely volatile. After reaching a record high $1,090 per ounce in January 2001, the price of palladium declined over a 27-month period until hitting a low of $148 per ounce in April 2003. Thereafter, the price gradually recovered, posting a high of $582 per ounce in April 2008 and then declining sharply to a low of $164 per ounce in December 2008. Palladium prices recovered significantly during 2009, 2010 and early 2011; after falling off late in 2011 they ended the year at $630 per ounce. As of February 14, 2012, the market price of palladium (based on the London Bullion Market Association afternoon fixing) was $686 per ounce.

The market price of platinum trended generally upward from $440 per ounce at the end of 2001 to $1,530 at the end of 2007. In late January 2008, following the announcement of electrical power shortages in South Africa, the price rose sharply, peaking in March 2008 at $2,273 per ounce in London. Beginning in June 2008, however, the price declined steeply as the economy deteriorated in the second half of 2008, hitting a low of $756 per ounce before ending 2008 at $898 per ounce. During 2009, 2010 and the first eight months of 2011, prices generally recovered; they then declined late in 2011 in response to European economic weakness, ending the year quoted in London at $1,381 per ounce. On February 14, 2012, the London Bullion Market Association afternoon fixing for platinum was $1,628 per ounce.

AVAILABLE INFORMATION

The Company’s Internet website is http://www.stillwatermining.com. The Company makes available free of charge through its Internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, corporate proxy statements, and any amendments to those reports, as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the Securities & Exchange Commission. These documents will also be provided free of charge in print, upon request.

RISK FACTORS

Set forth below are certain risks faced by the Company.

VULNERABILITY TO METALS PRICE VOLATILITY-CHANGES IN SUPPLY AND DEMAND COULD REDUCE PROFITABILITY

Because the Company’s primary source of revenue is the sale of platinum group metals, changes in the market price of platinum group metals will significantly affect profitability. Many factors beyond the Company’s control influence the market prices of these metals. These factors include global supply and demand, speculative activities, international political and economic conditions, currency exchange rates, and production levels and costs in other PGM-producing countries, principally Russia and South Africa.

A prolonged or significant economic contraction in North America or in any of several other key regions worldwide could put downward pressure on market prices of PGMs, particularly if demand for PGMs declines in connection with reduced automobile demand and more restricted availability of investment credit. If investors release substantial volumes of platinum group metals from stockpiles or otherwise, the increased supply could reduce the prices of palladium and platinum. Changes in currency exchange rates, and particularly a significant weakening of the South African rand, could reduce relative costs of production and improve the competitive cost position of South African PGM producers. This in turn could make additional PGM investment attractive in South Africa and reduce the worldwide competitiveness of the Company’s North American operations.

Also, exchange-traded funds, or ETFs, for palladium and platinum have been introduced in recent years that enable more investors to participate in the PGM markets, potentially resulting in more metal being held in inventory. The overhang from these significant investment holdings of palladium and platinum makes it more difficult to predict accurately future supply and demand for these metals and may contribute to added PGM price volatility.

Reductions in PGM prices would adversely affect the Company’s revenues, profits and cash flows. Protracted periods of low metal prices could significantly reduce revenues and the availability of required development funds to levels that could cause portions of the Company’s ore reserves and production plan to become uneconomic. This could cause substantial reductions to PGM production or suspension of mining operations, impair asset values, and reduce the Company’s proven and probable ore reserves. See “Business, Risk Factors and Properties – Competition: Palladium and Platinum Market” for further explanation of these factors.

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

INABILITY TO ACCESS THE CAPITAL MARKETS MAY ADVERSELY AFFECT THE COMPANY

The Company’s credit rating currently is below investment grade and is not expected to achieve investment grade in the immediate future. The rating agencies at various times have expressed concern regarding the Company’s lack of operating diversity, the recent termination of its sales agreements, its relatively narrow cash operating margins and volatile pricing environment. The Company’s low credit rating will likely make it difficult and more costly to obtain some forms of third-party financing in the future. Should the Company need to access the credit markets in the future, the Company’s lower credit rating would likely be an impediment to obtaining additional debt or lines of credit at favorable rates. Should the Company require additional credit capacity in the future and be unable to obtain it, the Company might not be able to meet its obligations as they come due and so could be compelled to restructure or seek protection from creditors.

Interest rates at present are near historic lows, and borrowing costs appear likely to rise in the future in step with any improvement in economic conditions. However, the availability of credit at reasonable cost remains tight for sub-investment grade borrowers, and the Company may experience limits on its ability to secure external financing. This in turn could constrain the Company’s ability financially to develop new operations or, in the extreme, to maintain its existing operations.

The Company’s expansion plans, particularly its long term financing requirements for Marathon and Altar, are likely to require substantial funding. While the Company has the flexibility to defer these and other projects, the Company would prefer to proceed with development in a timely manner which is likely to require third party financing and/or access to the financial markets. There is no assurance that the Company will be able to access the financial markets when it so desires or that terms and rates will be suitable. As a result of its credit rating and market conditions generally, the Company was not able to access the debt market in the fall of 2011. The Company attempted to go to market with a $300.0 million issuance of high-yield public debt. The issuance was intended to provide capital in support of the Peregrine acquisition and to provide additional liquidity in support of the Company’s ongoing capital projects. At the time, the financial markets were in the throes of addressing potential European defaults and related credit issues, creating a very different environment for sub-investment grade issuers. At that time, the Company considered raising funds through a senior note offering but withdrew its offering when the terms of the debt were not deemed suitable.

The Company has $166.5 million of outstanding convertible debentures that can be redeemed by holders at par on March 15, 2013, one week before the debentures become callable at the Company’s discretion. The Company believes that most holders of these debentures will elect to redeem them at that time. There can be no assurance that the Company will be able to obtain alternate financing or restructure these debentures prior to their redemption. The Company is restricted under the terms of its credit lines from drawing against them to redeem the debentures. If the Company does not have adequate liquidity available and is unable to fund the redemption of the debentures, it would be in default and could be forced to sell assets or seek protection from creditors.

On a relatively near term basis and taking into account the Company’s planned capital expenditures, expansion initiatives, delineation and engineering work associated with Marathon and Altar, and the likely need to refinance the outstanding convertible debentures, the Company may need access to additional financing beyond its available cash and ability to draw funds under its new working capital line of credit. There can be no assurance that the financial markets will be receptive to such an offering or that terms will be deemed acceptable. The Company is proceeding with its business in a prudent manner but with the underlying belief that capital raising opportunities will occur from time to time and that the Company will need to be in a position to take advantage of such opportunities. This may present a liquidity risk to the Company and/or may require the Company to further curtail operations or plans.

THE COMPANY NO LONGER HAS CONTRACTUAL FLOOR PRICES AND NOW HAS FIXED DELIVERY COMMITMENTS IN ITS SUPPLY AGREEMENTS

Approximately 58.3% of the Company’s revenues for the year ended December 31, 2011, were derived from mine production. Prior to 2011, the Company was party to sales agreements that contained pricing floors which provided financial protection against significant declines in the price of palladium and to a lesser extent in the price of platinum. The Company’s current mine sales agreements no longer enjoy the benefit of pricing floors. As a result, the Company is fully exposed to any extended downturn in PGM prices. While the Company has sought to mitigate this exposure by expanding the markets for palladium, improving its relative cost profile and by maintaining substantial balance sheet liquidity and lines of credit, there can be no assurance that these measures would be adequate to sustain operations in the event of an extended period of low PGM prices.

The Company’s major sales agreements prior to 2011, largely were based on delivery commitments tied to percentages of mine production volumes in each month. As a result, the Company had only limited exposure to shortfalls in mine production. The Company’s current sales agreements include fixed delivery commitments each month. Should there be an operating shortfall in any month that leaves the Company short of its delivery commitments, the Company could be required to purchase metal in the open market to make up the delivery shortfall. Such purchases could entail substantial losses if the market price moved adversely during the shortfall month.

Effective January 1, 2011, the Company entered into a new three-year supply agreement with GM that provides for fixed quantities of palladium to be delivered to GM each month. The new agreement does not include price floors or caps, but provides for pricing at a small discount to a trailing market price. The Company is party to a one-year platinum agreement with Tiffany & Co. under similar terms. The Company is currently supplying quantities of palladium and platinum to Johnson Matthey and Ford on a month-to-month basis pending finalization of one-year agreements, also under similar terms. None of these sales agreements include pricing floors. The Company sells its remaining mine production under month-to-month and spot sales arrangements.

For more information about the Company’s sales agreements, see “Business, Risk Factors and Properties – PGM Sales and Hedging.” For additional discussion of hedging risks, see “Business, Risk Factors and Properties – Risk Factors – Hedging and Sales Agreements Could Limit the Realization of Higher Metal Prices.”

In its recycling business, the Company regularly enters into fixed forward sales contracts and, rarely, into financially settled forward contracts for metal produced from catalyst recycling, normally making these commitments at the time the catalyst material is purchased. For the Company’s fixed forward sales related to recycling of catalysts, the Company is subject to the customers’ compliance with the terms of the agreements, their ability to terminate or suspend the agreements and their willingness and ability to pay. The loss of any of these agreements or failure of a counterparty to perform could require the Company to sell or purchase the contracted metal in the open market, potentially at a significant loss. The Company’s revenues for the year ended December 31, 2011, included 41.6% from recycling sales and 0.1% from other sales.

FAILURE TO SECURE SALES AGREEMENTS FOR OUNCES PRODUCED FROM MINE PRODUCTION LEAVES THE COMPANY EXPOSED TO SPOT MARKET TRADING

Based on its trading experience, the Company believes it could readily sell all of its current mine production on a spot basis into terminal markets with virtually no detrimental effect on market prices. Nevertheless, such markets are not entirely predictable, and the absence of firm sales commitments leaves the Company exposed to the vagaries of market demand. If demand for PGMs were to fall sufficiently, the Company could be compelled to sell its uncommitted production at a loss, perhaps putting further downward pressure on prices at the same time. The Company’s intent is to enter into supply agreements from time to time covering a substantial portion of its mined PGM production, but there can be no assurance that the such supply agreements will be available in the future. If the selling price of PGMs proves insufficient over an extended period to cover the Company’s operating and capital costs of production, the Company’s operations or capital programs might have to be curtailed, suspended or terminated altogether.

RELIANCE ON A FEW THIRD PARTIES FOR SOURCING OF RECYCLING MATERIALS AND ADVANCES FOR RECYCLING MATERIALS CREATES THE POTENTIAL FOR LOSSES

The Company has available smelter and base metal refinery capacity and purchases catalyst materials from third parties for recycling activities to recover PGMs. The Company has entered into sourcing arrangements for catalyst material with several suppliers, one of which both brokers and supplies directly a large share of the Company’s catalyst for recycling. These arrangements do not include any contractual minimum supply commitments. The Company is subject to the suppliers’ compliance with the terms of these arrangements and their ability to terminate or suspend the agreement. Should one of these sourcing arrangements be terminated, the Company could suffer a loss of profitability as a result of the termination. This loss could negatively affect the Company’s business and results of operations. Similarly, these suppliers typically source material from various third parties in a competitive market, and there can be no assurance of the suppliers’ continuing ability or willingness to source material on behalf of the Company at current volumes and prices. Any continuing issue associated with the suppliers’ ability to source material could reduce the Company’s profitability.

Under these sourcing arrangements, in some cases the Company advances cash to support the purchase and collection of spent catalyst materials. These advances normally are made at the time material is ready for shipment or underway to the Company’s facilities. The advances are included in Other current assets on the Company’s balance sheet until such time as the material has been received and title has transferred to the Company. In some cases, the Company has a security interest in the materials that the suppliers have procured but the Company has not yet received. However, some of the advances are unsecured and the unsecured portion of these advances is fully at risk.

The Company regularly advances money to its established recycling suppliers for catalyst material that the Company has received and carries in its processing inventories. These advances typically represent some portion of the estimated total value of each shipment until assays are completed determining the actual PGM content of the shipment. Upon completion of the shipment assays, a final settlement takes place based on the actual value of the shipment. However, pending completion of the assays the payments are based on the estimated PGM content of each shipment, which may vary significantly from the actual PGM content upon assay. Should the estimated PGM content upon assay significantly exceed the actual PGM content, the Company may be at risk for a portion of the amount advanced. This risk normally is mitigated by the established nature of the business relationship with the supplier and by advancing less than a shipments estimated total value, but should the supplier be unable to settle such an overpayment, the Company could incur a loss to the extent of any overpayment.

Following the sharp decline in PGM prices during the second half of 2008, the volume of spent catalyst material received from the Company’s recycling suppliers diminished significantly. This was an industry-wide trend in which some of the suppliers incurred significant inventory losses, and a few even exited the business. Subsequently, the Company restructured its recycling business model to reduce the need for unsecured advances. However, there can be no assurance that the Company will not incur market-related recycling losses in the future.

Over the past two or three years, the Company has installed new recycling facilities that are intended to facilitate growing the volumes of recycled material that the Company can effectively sample, assay and process. The Company has stated its belief that a business model that allows much faster turnaround of assay results than is now typical in the industry will provide some competitive advantage in growing the volumes of recycling material coming to the Company. However, there is no assurance that this assumption is correct or that the Company’s revised business model will be widely accepted within the industry, particularly in view of the practice of some of the Company’s competitors of offering significant cash working capital advances to their suppliers well ahead of receiving material from those suppliers.

AN EXTENDED PERIOD OF LOW RECYCLING VOLUMES AND WEAK PGM PRICES COULD PUT THE COMPANY’S OPERATIONS AT ADDITIONAL RISK

The Company’s recycling segment generates supplemental earnings and cash flow to help support the economics of the mining business when PGM prices are low. The recycling segment in turn depends upon the copper and nickel produced in mine concentrates to extract the PGMs in recycled material within the Company’s processing facilities. The economics of the recycling segment to a large extent have been regarded as incremental within the processing operations, with the result that the recycling business is allocated only its incremental share of the total cost of the processing facilities.

Volumes of recycling materials available in the marketplace diminished substantially in response to the drop in PGM prices in late 2008 and early 2009. These lower recycling volumes resulted in less earnings and cash flow from the recycling segment, and therefore less economic support for the mining operations. Should it become necessary at any point to reduce or suspend operations at the mines, the proportion of processing costs allocated to the recycling segment would increase substantially, making the recycling segment less profitable. Further, the ability to operate the smelter and refinery without significant volumes of mine concentrates and the contained copper and nickel has never been demonstrated and would likely require modification to the processing facilities. There is no assurance that the recycling facilities can operate profitably in the absence of significant mine concentrates, or that capital would be available to complete necessary modifications to the processing facilities.

THE COMPANY MAY BE COMPETITIVELY DISADVANTAGED AS A PRIMARY PGM PRODUCER WITH A PREPONDERANCE OF PALLADIUM WITH A U.S. DOLLAR-BASED COST STRUCTURE

The Company’s products compete in a global market place with the products of other primary producers of PGMs and with companies that produce PGMs as a by-product. In many cases, the other primary producers mine ore reserves with a higher ratio of platinum to palladium than the Company and as a result enjoy higher average realizations per ounce. The Company also competes with mining companies that produce PGMs as a by-product of their primary commodity, principally nickel.

Because the Company’s U.S. based cost structure is denominated in dollars, in periods when the U.S. dollar is relatively strong, the Company’s competitors may still operate profitably, while the Company may not. Furthermore, non-primary producers of PGMs who regard PGMs as a by-product will generally continue to produce and sell PGMs when prices are low, as PGMs are not their principal commodity. In some cases, labor arrangements and local legal considerations may incentivize competitors to continue operating unprofitable facilities even in the face of negative cash margins.

PGM ACQUISITION OPPORTUNITIES MAY BE LIMITED

The Company has focused considerable attention on identifying attractive opportunities to acquire additional PGM assets, which process led to the acquisition of Marathon. However, the availability of attractive acquisition opportunities in PGMs is quite limited, particularly on a scale that the Company can reasonably manage. Consequently, the opportunity for acquiring additional PGM assets may be limited. While the Company’s primary focus remains on PGMs, as resources permit it may also continue to evaluate opportunities in gold and silver, potentially in combination with copper and nickel.

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

The East Boulder Mine commenced commercial operations in 2002 and has never reached its original planned 2,000 ton-per-day operating rate on a sustained basis. Ore grades at the East Boulder Mine also are typically lower than comparable grades at the Stillwater Mine. Partially as a result, production costs per ounce at the East Boulder Mine have generally been significantly higher than at the Stillwater Mine. The Company has put in place various operating plans and programs that are intended to reduce production costs at both the East Boulder Mine and the Stillwater Mine; however, there can be no assurance that these plans and programs will be implemented effectively or that they can be sustained. Actual production, cash operating costs and economic returns achieved in the future may differ significantly from those currently estimated or those established in future studies and estimates.

During 2007 and 2008, attrition rates at the Stillwater and East Boulder Mines exceeded already high historical experience, resulting in shortages of skilled miners and disruptions to mining efficiency. With a change to its work schedule and the more difficult economic conditions during 2009, the Company saw these attrition rates decline to levels well below the historical trend, with accompanying improvements in productivity. Employee attrition rates during 2010 and 2011 were essentially comparable to those in 2009. While the Company believes that the improvements in productivity realized during 2009 were attributable to more than just a more stable workforce, if the economy recovers significantly in the future the competition for skilled miners may resume and the Company may see its employee attrition rates climb. This in turn could prove disruptive to the Company’s workforce and result in lower productivity. See “Business, Risk Factors and Properties – Risk Factors – Limited Availability of Additional Mining Personnel and Uncertainty of Labor Relations May Affect the Company’s Ability to Achieve Its Production Targets” below for further discussion of this and related issues.

ORE RESERVES ARE VERY DIFFICULT TO ESTIMATE AND ORE RESERVE ESTIMATES MAY REQUIRE ADJUSTMENT IN THE FUTURE; CHANGES IN ORE GRADES, MINING PRACTICES AND ECONOMIC FACTORS COULD MATERIALLY AFFECT THE COMPANY’S PRODUCTION AND REPORTED RESULTS

Ore reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from limited drilling samples, which may prove unreliable or unrepresentative. Reported ore reserves are comprised of a proven component and a probable component. (See Glossary for definitions.) For proven ore reserves, distances between samples can range from 25 to 100 feet, but are typically spaced at 50-foot intervals both horizontally and vertically. The sample data for proven ore reserves consists of survey data, lithologic data and assay results. The Company enters this data into a 3-dimensional modeling software package, where it is analyzed to produce a 3-dimensional solid block model of the resource. The assay values are further analyzed by a geostatistical modeling technique (kriging) to establish a grade distribution within the 3-dimensional block model. Dilution is then applied to the model and a diluted tonnage and grade are calculated for each block.

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

Conversion of probable ore reserves to proven ore reserves is calculated by dividing the actual proven tons converted for a given area by the expected tonnage based on a probable yield expectation for that given area. Actual period-to-period conversion of probable ore reserves to proven ore reserves may result in increases or decreases to the total reported amount of ore reserves. Conversion, an indicator of the success in upgrading probable ore reserves to proven ore reserves, is evaluated annually as described under “Business, Risk Factors, and Properties – Proven and Probable Ore Reserves”. Conversion rates are affected by a number of factors, including geological variability, quantity of tonnage represented by the period drilling, applicable mining methods and changes in safe mining practices, economic considerations and new regulatory requirements.

The following table illustrates, for each year’s development program, the actual percent conversion rates of probable ore reserve into proven ore tons experienced by year from 2002 through 2011:

Year ended December 31,	Historic Weighted Average (1)	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
(in percent)

Stillwater Mine	88	80	70	83	74	68	94	101	62	52	71

East Boulder Mine	97	116	97	24	71	107	91	110	125	86	91

(1)	Historic Weighted Average period is 1997 to 2011.

Ore reserve estimates are expressions of professional judgment based on knowledge, experience and industry practice. The Company cannot be certain that its estimated ore reserves are accurate, and future conversion and production experience could differ materially from such estimates. Should the Company encounter mineralization or formations at any of its mines or projects different from those predicted by drilling, sampling and similar examinations, reserve estimates may have to be adjusted and mining plans may have to be altered in a way that might adversely affect the Company’s operations. Declines in the market prices of PGMs may render the mining of some or all of the Company’s ore reserves uneconomic. The grade of ore may vary significantly from time to time and between the Stillwater Mine and the East Boulder Mine, as with any mining operation. The Company cannot provide assurance that any particular quantity of metal may be recovered from the ore reserves. Moreover, short-term factors relating to the ore reserves, such as the availability of production workplaces, the need for additional development of the ore body or the processing of new or different ore types or grades, may impair the Company’s profitability in any particular accounting period.

AN EXTENDED PERIOD OF LOW PGM PRICES COULD RESULT IN A REDUCTION OF ORE RESERVES AND POTENTIAL ASSET IMPAIRMENT CHARGE

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

Were the Company to experience a prolonged period of low PGM prices adversely affecting the determination of ore reserves, the Company could face one or more impairment adjustments. Assumptions underlying future cash flows are subject to risks and uncertainties. Any differences between projections and actual outcomes for key factors such as PGM prices, recoverable ounces, and/or the Company’s operating performance could have a material effect on the Company’s ability to recover the carrying amounts of its long-lived assets, potentially resulting in impairment charges in the future. Absent modifications to the Company’s operating plans, the Company has estimated that as of December 31, 2011, the combined long-term PGM market price level below which ore reserves start to be constrained economically is about $639 per combined ounce of PGM based on a palladium to platinum ratio of 3.455 to 1.

Lower prices also can affect the economic justification of ore reserves. The Company reviews its ore reserves annually and has reviewed them as of December 31, 2011. As in past years, the Company also engaged Behre Dolbear as third-party independent geological experts to review and express their opinion on the Company’s reserve calculations. The Company performs its ore reserve economic assessment using a twelve-quarter trailing price in order to level out short-term volatility in metals prices, viewing the twelve-quarter trailing average as a reasonable surrogate for long-term future PGM prices over the period when the reserves will be mined. The Company’s combined twelve-quarter trailing weighted average price for palladium and platinum at December 31, 2011, was about $733 per ounce based on a palladium to platinum ratio of 3.455 to 1 ($507 per ounce for palladium and $1,512 per ounce for platinum). At this price, the Company’s geologic ore reserves at each mine can be shown to generate (undiscounted) positive cash flow over the life of the reserve. Consequently, the Company’s ore reserves were not constrained economically at December 31, 2011.

It is important to note that if PGM prices were to fall for an extended period, the trailing twelve-quarter price will gradually decline. Also, normal inflation, abnormally increasing costs for commodities used in mining and increasing travel distances within the mine exert upward pressure on mining and processing costs, which in a stable or declining pricing environment may reduce operating margins. Consequently, following the Company’s methodology, there can be no assurance that the Company’s reported proven and probable ore reserves will not be constrained economically in the future.

USERS OF PGMS MAY REDUCE THEIR CONSUMPTION AND SUBSTITUTE OTHER MATERIALS FOR PALLADIUM AND PLATINUM

High PGM prices may lead users of PGMs to substitute other materials for palladium and platinum or to reduce the amounts they consume. The automobile, jewelry, electronics and dental industries are the largest consumers of palladium. In varying degrees, all of these applications are sensitive to prices. In response to supply concerns and high market prices for palladium, some automobile manufacturers in the past have sought alternatives to palladium, although no practical alternatives to palladium, platinum and rhodium in automotive catalytic converters have been identified to date. During periods of high palladium prices, there has been some substitution in the past of other metals for palladium in electronics and dental applications. High platinum prices likewise tend to reduce demand by driving consumers toward alternative metals. The principal demand for platinum is in the automobile and chemical industries and for jewelry. Substitution in these industries may increase if PGM market prices rise or if supply becomes unreliable. Significant substitution for any reason, in the absence of alternative uses for PGMs being identified, could result in a material and sustained PGM price decrease, which would negatively affect the Company’s revenues and profitability.

High PGM prices also drive users toward ever more efficient utilization of PGMs. In the past, the development of new flow geometries and substrate configurations have resulted in “thrifting down” the amount of PGMs in catalytic converters required to meet emission standards. Recently, apparently in response to high PGM prices, certain PGM consumers have announced new nanotechnology applications that may allow further significant reductions in the volume of PGMs required in each catalytic converter. These emerging applications could tend to drive down PGM demand in the future and result in lower PGM prices as well as reducing the volume of material available for recycle, at the end of a catalytic converter’s useful life.

To the extent existing and future environmental regulations tend to create disincentives for the use of internal combustion engines, demand for palladium and platinum in automotive catalytic converters could be reduced. Small engines in general tend to have smaller catalytic converters and use less PGMs than larger engines. Less demand for PGMs as a result of these trends could drive down PGM prices and could impair the Company’s financial performance.

IF THE COMPANY IS UNABLE TO OBTAIN SURETY COVERAGE TO COLLATERALIZE ITS RECLAMATION LIABILITIES, OPERATING PERMITS MAY BE AFFECTED

The Company is required to post surety bonds, letters of credit, cash or other acceptable financial instruments to guarantee the future performance of reclamation activities at its operating mines. The total availability of bonding capacity from the U.S. insurance industry is limited. During 2008, the State of Montana increased the required bonding levels at the Company’s mining operations and is expected to require additional increases in the future. The aggregate surety amount in place at the East Boulder Mine was $13.5 million at the end of 2011, comprised of $6.0 million of surety bonds and a $7.5 million letter of credit. At December 31, 2011, the Stillwater Mine carried reclamation bonds totaling $19.5 million. Should increased surety requirements be imposed in the future and the Company find itself unable to obtain the required bonds or otherwise provide acceptable collateral, the ability to operate under existing operating permits would likely be curtailed, which could have a significant adverse effect on the Company’s operations. As of December 31, 2011, the amount of collateral previously required in support of these guarantees was reduced by $10.0 million.

MINING RISKS AND POTENTIAL INADEQUACY OF INSURANCE COVERAGE – THE COMPANY’S BUSINESS IS SUBJECT TO SIGNIFICANT RISKS THAT MAY NOT BE COVERED BY INSURANCE

Underground mining and milling, smelting and refining operations involve a number of risks and hazards, including:

•	unusual and unexpected rock formations affecting ore or wall rock characteristics;

•	ground or slope failures;

•	cave-ins, ground water influx, rock bursts and other mining or ground-related problems;

•	environmental hazards;

•	industrial accidents;

•	organized labor disputes or work slow-downs;

•	metallurgical and other processing, smelting or refining problems;

•	wild fires, flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of God;

•	mechanical equipment failure and facility performance problems, and

•	availability and cost of critical materials, power, equipment and skilled manpower.

Such risks could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining or processing, monetary losses and possible legal liability. Some fatal accidents and other non-fatal serious injuries have occurred at the Company’s mines since operations began in 1986. During the fourth quarter of 2011, the Company experienced a tragic fatality in a single-vehicle accident underground at the Stillwater Mine. Future industrial accidents or occupational disease occurrences could have a material adverse effect on the Company’s business and operations. The Company cannot be certain that its insurance will cover certain risks associated with mining or that it will be able to maintain insurance to cover these risks at economically feasible premiums. The Company might also become subject to liability for environmental damage or other hazards which may be uninsurable or for which it may elect not to insure because of premium costs or commercial impracticality. Such events could result in a prolonged interruption in operations that would have a negative effect on the Company’s ability to generate revenues, profits, and cash flow.

HEDGING AND SALES AGREEMENTS COULD LIMIT THE REALIZATION OF HIGHER METAL PRICES

The Company may enter into derivative contracts and other hedging arrangements from time to time for its mined output in an effort to reduce the negative effect of price changes on its cash flow. These arrangements typically consist of contracts that require the Company to deliver specific quantities of metal, or to financially settle the obligation in the future, at specific prices. The Company may also hedge pricing through the sale of call options and the purchase of put options. See “Business, Risk Factors and Properties – PGM Sales and Hedging” for a discussion of the Company’s hedge positions. While hedging transactions are intended to reduce the negative effects of price decreases, they have also prevented the Company at times from benefiting fully from price increases. If PGM prices are above the price at which future production has been hedged, the Company will experience an opportunity loss upon settlement.

CHANGES TO REGULATIONS AND COMPLIANCE WITH REGULATIONS COULD AFFECT PRODUCTION, INCREASE COSTS AND CAUSE DELAYS

The Company’s business is subject to extensive federal, state and local environmental controls and regulations, including regulations associated with the implementation of the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Metals Mines Reclamation Act and numerous permit stipulations as documented in the Record of Decision for each operating entity. Properties controlled by the Company in Canada and Argentina are subject to analogous federal and provincial controls and regulations in those respective countries. The body of environmental laws is continually changing and, as a general matter, is becoming more restrictive. Compliance with these regulations requires the Company to obtain permits issued by federal, state, provincial and local regulatory agencies. Certain permits require periodic renewal and/or review of the Company’s performance. The Company cannot predict whether it will be able to secure or renew such permits or whether material changes in permit conditions will be imposed. Nonrenewal of permits, the inability to secure new permits, or the imposition of additional conditions could eliminate or severely restrict the Company’s ability to conduct its operations.

Compliance with existing and future environmental laws and regulations may require additional control measures and expenditures, which the Company cannot reasonably predict. Environmental compliance requirements for new or expanded mining operations may require substantial additional control measures that could materially affect permitting and proposed construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. Expansion plans or new mining and processing facilities may require new environmental permitting. Private parties may pursue successive legal challenges to the Company’s existing or proposed permits. See “Business, Risk Factors and Properties – Regulatory and Environmental Matters.”

The Company’s activities are also subject to extensive federal, state, foreign, provincial and local laws and regulations governing matters relating to mine safety, occupational health, labor standards, prospecting, exploration, production, exports, smelting and refining operations and taxes. Compliance with these and other laws and regulations, could require additional capital outlays, which could negatively affect the Company’s cash flow.

The Company’s existing mining operations are located adjacent to the Absaroka-Beartooth Wilderness Area and are situated approximately 30 miles from the northern boundary of Yellowstone National Park. While the Company works closely and cooperatively with local environmental organizations, the Montana DEQ and the USFS, there can be no assurance that future political or regulatory efforts will not further restrict or seek to terminate the Company’s operations in this sensitive area.

The Company employs various measures in its operating facilities in an effort to protect the health of the Company’s workforce and to comply with much stricter MSHA limits on DPM exposure for the underground miners. These measures include using catalytic converters, filters, enhanced ventilation regimens, modifying certain mining practices underground, and the utilization of various bio-diesel blends. Compliance with the MSHA DPM standards continues to be a challenge within the mining industry. However, as a result of its internal efforts to reduce DPM exposure the Company believes it has achieved compliance with the new standards at both the Stillwater Mine and the East Boulder Mine. No assurance can be given that any lack of compliance in the future will not impact the Company.

Various legislative initiatives at the federal, state and provincial level have been introduced and, in some cases, enacted mandating additional safety and health measures for mining employees and providing stronger penalties for failure to comply. The Company believes it has a highly effective safety program in place for its employees, but there can be no assurance that the Company will be in compliance with future legislated initiatives or that the Company will not incur significant penalties under these initiatives.

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

The Company had 1,567 employees (which includes the Canadian and South American properties) at December 31, 2011. About 908 employees located at the Stillwater Mine and the Columbus processing facilities are covered by a collective bargaining agreement with USW Local 11-0001, expiring June 1, 2015. As of December 31, 2011, about 251 employees at the East Boulder Mine were covered by a separate collective bargaining agreement with USW Local 11-0001, which expires December 31, 2015.

In response to the limited availability of skilled underground miners, the Company has instituted a new-miner training program, whereby from time to time it hires individuals largely inexperienced in mining and provides intensive, supervised training in skills critical to underground mining at the Company’s operations. This training program requires dedicating significant time, expense and personnel to the training effort. These new and less experienced miners, even after training, generally will require several years of experience to achieve the productivity level of the Company’s regular mining workforce. There is no assurance that these new miners will achieve the assumed level of productivity as they gain experience, that the Company will be able to retain these new workers in the face of other employment opportunities, nor that the training program will supply enough qualified miners to keep up with future miner attrition rates.

UNCERTAINTY OF TITLE TO PROPERTIES – THE VALIDITY OF UNPATENTED MINING CLAIMS IS SUBJECT TO TITLE RISK

Montana

The Company has a number of unpatented mining and mill site claims. See “Business, Risk Factors and Properties – Current Operations – Title and Royalties.” The validity of unpatented mining claims on public lands is often uncertain and possessory rights of claimants may be subject to challenge. Unpatented mining claims may be located on lands open to appropriation of mineral rights and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and vulnerable to challenges by third parties or the federal government. The validity of an unpatented mining claim or mill site, in terms of its location and its maintenance, depends on strict compliance with a complex body of federal and state statutory and decisional law and, for unpatented mining claims, the existence of a discovery of valuable minerals. In addition, few public records exist to definitively control the issues of validity and ownership of unpatented mining claims or mill sites. While the Company pays annual maintenance fees and has obtained mineral title reports and legal opinions for some of the unpatented mining claims or mill sites in accordance with the mining laws and what the Company believes is standard industry practice, the Company cannot be certain that the mining laws will not be changed nor that the Company’s possessory rights to any of its unpatented claims may not be deemed defective and challenged. Any change in the mining law could include the imposition of a federal royalty provision on unpatented claims, which could have an adverse effect on the Company’s economic performance.

Canada

In Canada, paramount title to minerals typically vests in the Crown subject only to the burden of aboriginal title, while the various Ministries of the Provinces enjoy legislative powers to administer the disposition of minerals within their jurisdiction. In

Ontario, mining claims grant the claimant conditional rights of access for exploration of hard rock minerals conducted in compliance with regulations regarding surface disturbance, environmental stewardship and annual expenditures to maintain the validity of the claims. Mining claims in Ontario do not authorize removal of minerals for other than test work and analyses. To commercially extract minerals, a mining lease is necessary. Crown mining leases provide the claimant with a preference right to develop and extract minerals for a (renewable) 21-year term, under more specific conditions of aboriginal consultation, environmental protection, approved closure/reclamation plans and financial assurances provided to the Crown over the life of the project. While the Company believes that its mining claims and crown leases provide adequate security of mineral and surface tenure to advance its planned mine development and mineral exploration activities in the Marathon-Coldwell region of Ontario, there can be no assurance that this tenure will not be challenged in the future nor that all necessary mining leases will ultimately be issued.

The Company holds mining claims and crown leases covering the more prospective portions of the Port Coldwell Intrusive Complex. The Company’s aggregate property holdings in the Coldwell Complex include 42 crown leases and 77 mining claims comprised of 780 claim units. Thirty-seven of the leases grant both surface and mineral rights while five of the leases presently grant mineral rights only. Applications have been submitted for surface leases on the 5 mineral leases as well as for both mineral and surface crown leases on certain additional property currently held by the Company under valid mining claims. There can be no assurance that these surface leases will be forthcoming.

Argentina

The Company holds a 100% interest in nine mining concessions and holds options on five other mining concessions associated with the Altar Project in Argentina. Several of these concessions require that the Company meet periodic option payments, minimum exploration expenditure commitments, or both. Failure to meet these minimum obligations could result in the forfeiture of such concessions. Future mining on these properties will require securing mining permits and obtaining control of surface rights on these properties. There is no guarantee that the Company will be able to secure these permits or purchase the surface rights on acceptable terms.

THE PROCESS OF UPGRADING ORE THROUGH THE CONCENTRATOR, SMELTING AND REFINING STAGES ADDS ENVIRONMENTAL RISKS

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

THE COMPANY IS SUBJECT TO INCOME TAXES IN VARIOUS JURISDICTIONS; INCOME TAX STRUCTURES ARE SUBJECT TO CHANGES THAT COULD INCREASE THE COMPANY’S EFFECTIVE TAX RATE

In the U.S., the Company enjoys certain beneficial tax provisions afforded to natural resource companies that have the effect of reducing the Company’s overall effective tax rate. Preliminary discussions in the U.S. Congress with regard to restructuring the Corporate Income Tax include consideration of reducing or eliminating some or all of these preferential benefits. While it is not possible at this time to predict the direction such changes might ultimately take, if such changes were enacted they could increase the effective tax rate paid by the Company for federal and state income taxes.

Outside the U.S., the Company currently has no operating income. However, the economics of potential future mine developments in Canada and Argentina are sensitive to income tax costs, and unfavorable legislated changes to income tax structures in those countries could render the respective projects uneconomic and compel the Company to defer development or write off its investment in them.

THE MARATHON ACQUISITION INTRODUCES SIGNIFICANT NEW UNCERTAINTIES AS TO THE COMPANY’S FUTURE PERFORMANCE AND COMMITMENTS

The Company’s Marathon assets, although perceived by the Company as an attractive opportunity, introduces a number of significant risks, all of which must be managed and all or any combination of which could create difficulties for the Company in the future. Among these risks, many of which are not yet fully defined, are the following:

•	Some remaining uncertainty as to the ultimate extent, quality, final grade, mineability and appropriate concentrator technology for the Marathon resource;

•

Lack of a final engineering study to better gauge the capital cost of installing the mine, the equipment required and its availability, the timing of the construction, and access to local infrastructure in support of a future operation;

•	Uncertainty as to future PGM and copper prices, which could significantly affect the financial viability of the proposed Marathon development;

•	Need for employees to manage the project and to staff the mining operations, their numbers, required skill sets and availability;

•	Negotiation of terms for a processing agreement with a third-party copper smelter to take the concentrates produced by the Marathon operations;

•	Ability to complete project permitting in coordination with the various responsible agencies and affected groups within an acceptable time frame;

•	Agreement with the First Nations communities and other aboriginal groups in the region

•	Ability to source or acquire the required mine and mill equipment on a timely basis due to long lead times resulting from widespread worldwide mine development;

•	Availability of required financing for the Marathon project, internally and/or externally,

•	Future significant exposure to exchange rate risk between the Canadian dollar and the U.S. dollar; and

•	Other factors involving the integration of Marathon into the Company, including various legal, accounting, tax and human resource matters.

While the Company believes to the extent possible it is addressing each of these areas of risk, there can be no assurance that unforeseen matters may not arise that would adversely affect the Company’s ability to effectively manage and develop its Canadian prospects.

THE PEREGRINE ACQUISITION RAISES ADDITIONAL UNCERTAINTIES AS TO THE COMPANY’S FUTURE PERFORMANCE AND COMMITMENTS

The Company’s acquisition of Peregrine in 2011 also introduces a number of significant risks. All or any combination of these could create problems for the Company in the future. Among these risks, many of which are not yet fully defined, are the following:

•	Significant uncertainty as to the ultimate extent, quality, final grade and economic viability of the Argentine resources;

•

Lack of clarity on the capital cost of any future development in Argentina including associated infrastructure required; The total cost to develop Altar is likely to be much larger than the Company’s current total market capitalization;

•	Uncertainty as to the ultimate ability to economically beneficiate the Altar minerals;

•	Uncertainty as to future precious metal and copper prices, which could significantly affect the financial viability of any future Argentine development;

•	The need to acquire a skilled workforce to manage the property and its future development and operation;

•	Lack of firm, economically viable arrangements for processing concentrates produced by the Argentine operations;

•	Need to establish an effective community relations function to oversee property issues, permitting, environmental concerns and corporate relations ;

•	Ability to source or acquire the required equipment on a timely basis and meet the infrastructure needs that will support a future project;

•	Arrangement of the required financing for exploration and project development, whether internal or external, including appropriate currency provisions;

•	Future significant exposure to exchange rate risk, particularly in view of Argentina’s high inflation rate; and

•	Other factors involving the integration of Peregrine Metals Ltd. into the Company, including various legal, accounting, political, tax and human resource matters.

While the Company is now beginning to address each of these areas of risk, there can be no assurance that unforeseen matters may not arise that would adversely affect the Company’s ability to effectively manage and develop its Argentine prospects.

THE COMPANY MAY EXPERIENCE POLITICAL RISKS IN ITS FOREIGN OPERATIONS

The Company recently acquired Marathon and Peregrine which represent significant development properties in Canada and Argentina, respectively. The Company has no prior experience in operating in foreign countries. The process of obtaining the requisite permits and approvals for drilling and development may subject the Company to issues, costs and delays which were not previously anticipated. Further, government regulations and actions, including increased taxes, expropriation and requirements for government or local ownership could materially affect a project.

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

ITEM 4

MINE SAFETY DISCLOSURES

The Company continually works to establish and maintain a multi faceted “culture of safety,” summarized by the slogan, “Everyone goes home safe every day.” The established Company safety programs include incident tracking and analysis, nearmiss reporting, workplace start-of-shift inspection checklists, team safety meetings, annual refresher training, safety stand-downs and financial incentives for working safely. The Company also works closely with Mine Safety and Health Administration inspectors to act on their findings and incorporate their suggestions. Management also strives to maintain a consistent “tone at the top” that gives working safely priority over all other Company objectives.

Under the recently enacted Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the Securities and Exchange Commission. In accordance with the reporting requirements included in Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), the required mine safety results regarding certain mining safety and health matters for each of the Company’s mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 of the 2011 Annual Report on Form 10-K. In 2011, the Company received a total of 119 violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act. See Exhibit 95 “Mine Safety Disclosures” of the Company’s 2011 Annual Report on Form 10-K for more information.

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

Cumulative Total Return

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11

Stillwater Mining Company	$77.34	$39.55	$75.90	$170.94	$83.75
Russell 2000	98.43	65.18	82.89	105.14	100.75
Peer Group	128.49	51.15	97.75	111.86	66.59

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings made under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate this report or future filings made by the Company under those statutes, the preceding stock performance graph is not to be incorporated by reference into any such prior filings, nor shall such graph or report be incorporated by reference into any future filings made by the Company under those statutes. The Peer Group referenced above includes Stillwater Mining Company, Anglo American Platinum Limited, Impala Platinum Holdings Limited, Lonmin PLC, and North American Palladium Limited.

ITEM 6

SELECTED FINANCIAL DATA

(in thousands, except per share and current ratio data)	2011	2010	2009	2008	2007
INCOME STATEMENT DATA

Revenues

Mine production	$528,007	$381,044	$306,892	$360,364	$331,277
PGM recycling	376,820	168,612	81,788	475,388	326,394
Other	1,142	6,222	5,752	19,980	15,365

Total revenues	$905,969	$555,878	$394,432	$855,732	$673,036

Costs and Expenses
Costs of metals sold:
Mine production	269,573	229,986	209,140	283,793	256,942
PGM recycling	358,566	157,310	75,920	448,351	308,567
Other	1,141	6,379	5,741	19,892	14,289

Total costs of metals sold	629,280	393,675	290,801	752,036	579,798

Depreciation and amortization
Mine production	61,312	71,121	70,239	82,792	82,396
PGM recycling	1,066	472	178	192	142

Total depreciation and amortization	62,378	71,593	70,417	82,984	82,538
General and administrative	59,105	35,898	28,926	70,816	28,285
Impairment of property, plant and equipment	—	—	—	67,254	—

Operating income (loss)	$155,206	$54,712	$4,288	$(117,358)	$(17,585)
Induced conversion loss	$—	$—	$(8,097)	$—	$—
Total income tax benefit (provision)	$(11,235)	$—	$30	$32	$—
Net income (loss)	$144,295	$50,365	$(8,655)	$(115,797)	$(16,913)
Other comprehensive income (loss), net of tax	$(109)	$(762)	$70	$5,865	$9,578
Comprehensive income (loss)	$144,186	$49,603	$(8,585)	$(109,932)	$(7,335)

Weighted average common shares outstanding
Basic	105,846	97,967	94,852	93,025	92,016
Diluted	113,946	99,209	94,852	93,025	92,016

Basic earnings (loss) per share	$1.36	$0.51	$(0.09)	$(1.24)	$(0.18)
Diluted earnings (loss) per share	$1.30	$0.51	$(0.09)	$(1.24)	$(0.18)

CASH FLOW DATA
Net cash provided by operating activities	$219,683	$123,897	$59,672	$114,243	$56,422
Net cash used in investing activities	$(129,593)	$(272,034)	$(54,723)	$(74,567)	$(80,967)
Net cash provided by (used in) financing activities	$(356)	$844	$(88)	$60,683	$(2,379)

BALANCE SHEET DATA
Cash and cash equivalents	$109,097	$19,363	$166,656	$161,795	$61,436
Investments	$49,533	$188,988	$34,515	$18,994	$27,603
Inventories	$131,856	$101,806	$88,967	$72,038	$118,300
Total current assets	$402,143	$349,367	$319,021	$282,395	$258,568
Property, plant and equipment, net	$367,727	$337,138	$358,866	$393,412	$465,054
Mineral properties	$596,686	$172,649	$—	$—	$—
Total assets	$1,403,541	$909,470	$725,195	$722,889	$742,044
Current portion of long-term debt	$—	$—	$—	$97	$1,209
Total current liabilities	$74,335	$58,202	$49,476	$55,108	$68,974
Long-term debt	$196,046	$196,010	$195,977	$210,947	$126,841
Total liabilities	$559,573	$326,398	$278,384	$301,735	$225,003
Stockholders’ equity	$843,968	$583,072	$446,811	$421,154	$517,041
Working capital	$327,808	$291,165	$269,545	$227,287	$189,594
Current ratio	5.4	6.0	6.4	5.1	3.7

	2011	2010	2009	2008	2007
OPERATING AND COST DATA
(in thousands, except per ounce and per ton costs)
Consolidated:
Ounces produced:
Palladium	399	374	407	384	413
Platinum	119	111	123	115	124

Total	518	485	530	499	537

Tons milled	1,131	1,095	1,086	1,060	1,169
Mill head grade (ounce per ton)	0.49	0.48	0.52	0.50	0.50

Sub-grade tons milled (1)	79	86	98	146	75
Sub-grade mill head grade (ounce per ton)	0.17	0.17	0.20	0.17	0.12

Total tons milled (1)	1,210	1,181	1,184	1,206	1,244
Combined mill head grade (ounce per ton)	0.47	0.46	0.50	0.46	0.48
Total mill recovery (%)	91	91	91	91	91

Total operating costs per ounce (Non-GAAP) (2)	$327	$331	$310	$336	$268
Total cash costs per ounce (Non-GAAP) (2)	$420	$397	$360	$405	$330
Total production costs per ounce (Non-GAAP) (2)	$532	$546	$495	$569	$487

Total operating costs per ton milled (Non-GAAP) (2)	$140	$136	$139	$139	$116
Total cash costs per ton milled (Non-GAAP) (2)	$180	$163	$161	$167	$143
Total production costs per ton milled (Non-GAAP) (2)	$228	$224	$222	$236	$210

Stillwater Mine:
Ounces produced:
Palladium	297	271	302	268	274
Platinum	90	81	92	81	85

Total	387	352	394	349	359

Tons milled	736	713	727	690	640
Mill head grade (ounce per ton)	0.56	0.53	0.58	0.54	0.60

Sub-grade tons milled (1)	57	68	50	78	75
Sub-grade mill head grade (ounce per ton)	0.20	0.18	0.20	0.16	0.12

Total tons milled (1)	793	781	777	768	715
Combined mill head grade (ounce per ton)	0.53	0.50	0.56	0.51	0.55
Total mill recovery (%)	92	92	92	91	92

Total operating costs per ounce (Non-GAAP) (2)	$313	$317	$297	$318	$233
Total cash costs per ounce (Non-GAAP) (2)	$401	$380	$344	$383	$294
Total production costs per ounce (Non-GAAP) (2)	$520	$524	$469	$521	$425

Total operating costs per ton milled (Non-GAAP) (2)	$153	$143	$150	$144	$117
Total cash costs per ton milled (Non-GAAP) (2)	$195	$171	$174	$174	$147
Total production costs per ton milled (Non-GAAP) (2)	$253	$236	$238	$237	$214
East Boulder Mine:
Ounces produced:
Palladium	102	103	105	116	139
Platinum	29	30	31	34	39

Total	131	133	136	150	178

Tons milled	395	382	359	370	529
Mill head grade (ounce per ton)	0.37	0.39	0.40	0.42	0.38

Sub-grade tons milled (1)	22	18	48	68	—
Sub-grade mill head grade (ounce per ton)	0.10	0.15	0.20	0.19	—

Total tons milled (1)	417	400	407	438	529
Combined mill head grade (ounce per ton)	0.35	0.37	0.38	0.38	0.38
Total mill recovery (%)	89	89	89	90	90

Total operating costs per ounce (Non-GAAP) (2)	$368	$368	$347	$378	$338
Total cash costs per ounce (Non-GAAP) (2)	$475	$442	$407	$456	$404
Total production costs per ounce (Non-GAAP) (2)	$569	$604	$572	$682	$613

Total operating costs per ton milled (Non-GAAP) (2)	$116	$123	$116	$130	$114
Total cash costs per ton milled (Non-GAAP) (2)	$150	$147	$136	$156	$136
Total production costs per ton milled (Non-GAAP) (2)	$179	$201	$191	$234	$206

(in thousands, where noted)	2011	2010	2009	2008	2007

SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium (oz.)	402	377	393	399	425
Platinum (oz.)	114	112	123	115	120

Total	516	489	516	514	545

PGM recycling: (5)
Palladium (oz.)	169	81	53	119	102
Platinum (oz.)	114	62	40	131	119
Rhodium (oz.)	23	13	9	25	24

Total	306	156	102	275	245

Other: (6)
Palladium (oz.)	—	13	12	49	44
Platinum (oz.)	1	—	3	—	—

Total	1	13	15	49	44

By-products from mining: (7)
Rhodium (oz.)	5	2	4	2	4
Gold (oz.)	9	9	9	9	11
Silver (oz.)	6	5	6	10	9
Copper (lb.)	788	824	776	940	942
Nickel (lb.)	1,263	1,157	856	932	1,171

Average realized price per ounce (3)
Mine production:
Palladium ($/oz.)	$739	$495	$365	$410	$384
Platinum ($/oz.)	$1,705	$1,488	$1,137	$1,387	$953
Combined ($/oz.) (4)	$953	$721	$549	$630	$509

PGM recycling: (5)
Palladium ($/oz.)	$736	$456	$282	$401	$353
Platinum ($/oz.)	$1,757	$1,539	$1,143	$1,735	$1,247
Rhodium ($/oz.)	$2,098	$2,354	$2,088	$7,807	$5,732
Combined ($/oz.) (4)	$1,218	$1,046	$778	$1,716	$1,312

Other: (6)
Palladium ($/oz.)	$—	$479	$213	$409	$351
Platinum ($/oz.)	$1,774	$—	$1,041	$—	$—

By-products from mining: (7)
Rhodium ($/oz.)	$1,668	$2,503	$1,543	$7,939	$6,217
Gold ($/oz.)	$1,563	$1,223	$983	$877	$699
Silver ($/oz.)	$35	$19	$15	$14	$13
Copper ($/lb.)	$3.82	$3.24	$2.14	$2.94	$3.34
Nickel ($/lb.)	$9.03	$8.74	$7.48	$9.72	$16.91

Average market price per ounce (4)
Palladium ($/oz.)	$734	$525	$263	$352	$355
Platinum ($/oz.)	$1,722	$1,609	$1,204	$1,578	$1,303
Combined ($/oz.)(4)	$952	$773	$487	$628	$564

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only.
(2)	Total operating costs include cash costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus the following non-cash items; asset retirement costs and depletion, depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment write-downs, gain or loss on disposal of property, plant and equipment, restructuring costs, interest income and expense are not included in total operating costs, total cash costs or total production costs. Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Costs of Revenues” and the accompanying discussion for additional detail.

(3)	The Company’s average realized price represents revenues, which include the effect of any applicable agreement floor and ceiling prices, hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London Bullion Market Association afternoon postings for the actual months of the period.
(4)	The Company reports a combined average realized and market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.
(5)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.
(6)	Ounces sold and average realized price per ounce from other relate to ounces purchased in the open market for resale.
(7)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

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

Total Costs of Revenues: For the Company as a whole, this measure is equal to total costs of revenues, as reported in the Consolidated Statement of Operations and Comprehensive Income. For the Stillwater Mine, the East Boulder Mine, and other PGM activities, the Company segregates the expenses within total costs of revenues that are directly associated with each of these activities and then allocates the remaining facility costs included in total cost of revenues in proportion to the monthly volumes from each activity. The resulting total costs of revenues measures for the Stillwater Mine, the East Boulder Mine and other PGM activities are equal in total to total costs of revenues as reported in the Company’s Consolidated Statement of Operations and Comprehensive Income.

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

(in thousands, except per ounce and per ton data)	2011	2010	2009	2008	2007

Consolidated:
Total operating costs (Non-GAAP)	$169,375	$160,738	$164,142	$167,660	$143,988
Total cash costs (Non-GAAP)	$217,340	$192,785	$190,757	$201,915	$177,384
Total production costs (Non-GAAP)	$275,744	$264,809	$262,364	$284,130	$261,778
Divided by total ounces	518	485	530	499	537
Divided by total tons milled	1,210	1,181	1,184	1,206	1,244

Total operating cost per ounce (Non-GAAP)	$327	$331	$310	$336	$268
Total cash cost per ounce (Non-GAAP)	$420	$397	$360	$405	$330
Total production cost per ounce (Non-GAAP)	$532	$546	$495	$569	$487

Total operating cost per ton milled (Non-GAAP)	$140	$136	$139	$139	$116
Total cash cost per ton milled (Non-GAAP)	$180	$163	$161	$167	$143
Total production cost per ton milled (Non-GAAP)	$228	$224	$222	$236	$210

Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$169,375	$160,738	$164,142	$167,660	$143,988
Royalties, taxes and other	47,965	32,047	26,615	34,255	33,396

Total cash costs (Non-GAAP)	$217,340	$192,785	$190,757	$201,915	$177,384
Asset retirement costs	584	538	606	885	734
Depletion, depreciation and amortization	61,312	71,121	70,239	82,792	82,396
Depletion, depreciation and amortization (in inventory)	(3,492)	365	762	(1,462)	1,264

Total production costs (Non-GAAP)	$275,744	$264,809	$262,364	$284,130	$261,778
Change in product inventories	903	2,627	(6,797)	32,916	11,848
Cost of PGM recycling	358,566	157,310	75,920	448,351	308,567
PGM recycling - depreciation	1,066	472	178	192	142
Add: Profit from by-products	35,963	27,980	23,645	36,760	53,821
Add: Profit from PGM recycling	19,416	12,070	5,908	32,671	26,180

Total consolidated costs of revenues	$691,658	$465,268	$361,218	$835,020	$662,336

Stillwater Mine:
Total operating costs (Non-GAAP)	$121,134	$111,659	$116,913	$110,931	$83,758
Total cash costs (Non-GAAP)	$155,056	$133,790	$135,353	$133,571	$105,391
Total production costs (Non-GAAP)	$201,212	$184,226	$184,614	$181,812	$152,679
Divided by total ounces	387	352	394	349	359
Divided by total tons milled	794	781	777	768	715

Total operating cost per ounce (Non-GAAP)	$313	$317	$297	$318	$233
Total cash cost per ounce (Non-GAAP)	$401	$380	$344	$383	$294
Total production cost per ounce (Non-GAAP)	$520	$524	$469	$521	$425

Total operating cost per ton milled (Non-GAAP)	$153	$143	$150	$144	$117
Total cash cost per ton milled (Non-GAAP)	$195	$171	$174	$174	$147
Total production cost per ton milled (Non-GAAP)	$253	$236	$238	$237	$214

Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$121,134	$111,659	$116,913	$110,931	$83,758
Royalties, taxes and other	33,922	22,131	18,440	22,640	21,633

Total cash costs (Non-GAAP)	$155,056	$133,790	$135,353	$133,571	$105,391
Asset retirement costs	541	498	507	645	512
Depletion, depreciation and amortization	47,759	49,309	47,527	47,748	46,521
Depletion, depreciation and amortization (in inventory)	(2,144)	629	1,227	(152)	255

Total production costs (Non-GAAP)	$201,212	$184,226	$184,614	$181,812	$152,679
Change in product inventories	(252)	(2,887)	(7,393)	7,524	(2,872)
Add: Profit from by-products	23,397	18,389	16,521	24,777	36,114
Add: Profit from PGM recycling	14,387	8,733	4,395	21,889	17,299

Total costs of revenues	$238,744	$208,461	$198,137	$236,002	$203,220

(in thousands, per ounce and per ton data)	2011	2010	2009	2008	2007

East Boulder Mine:
Total operating costs (Non-GAAP)	$48,241	$49,079	$47,229	$56,729	$60,230
Total cash costs (Non-GAAP)	$62,284	$58,995	$55,404	$68,344	$71,993
Total production costs (Non-GAAP)	$74,532	$80,583	$77,750	$102,318	$109,099
Divided by total ounces	131	133	136	150	178
Divided by total tons milled	416	400	407	438	529

Total operating cost per ounce (Non-GAAP)	$368	$368	$347	$378	$338
Total cash cost per ounce (Non-GAAP)	$475	$442	$407	$456	$404
Total production cost per ounce (Non-GAAP)	$569	$604	$572	$682	$613

Total operating cost per ton milled (Non-GAAP)	$116	$123	$116	$130	$114
Total cash cost per ton milled (Non-GAAP)	$150	$147	$136	$156	$136
Total production cost per ton milled (Non-GAAP)	$179	$201	$191	$234	$206

Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$48,241	$49,079	$47,229	$56,729	$60,230
Royalties, taxes and other	14,043	9,916	8,175	11,615	11,763

Total cash costs (Non-GAAP)	$62,284	$58,995	$55,404	$68,344	$71,993
Asset retirement costs	43	40	99	240	222
Depletion, depreciation and amortization	13,553	21,812	22,712	35,044	35,877
Depletion, depreciation and amortization (in inventory)	(1,348)	(264)	(465)	(1,310)	1,007

Total production costs (Non-GAAP)	$74,532	$80,583	$77,750	$102,318	$109,099
Change in product inventories	14	(865)	(5,145)	5,500	432
Add: Profit from by-products	12,566	9,591	7,124	11,983	17,707
Add: Profit from PGM recycling	5,029	3,337	1,513	10,782	8,881

Total costs of revenues	$92,141	$92,646	$81,242	$130,583	$136,119

PGM recycling and Other: (1)
Reconciliation to costs of revenues:
Cost of open market purchases	$1,141	$6,379	$5,741	$19,892	$14,288
PGM recycling - depreciation	1,066	472	178	192	142
Cost of PGM recycling	358,566	157,310	75,920	448,351	308,567

Total costs of revenues	$360,773	$164,161	$81,839	$468,435	$322,997

(1)	PGM recycling and Other include PGM recycling and metal purchased on the open market for re-sale.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes, included elsewhere in this report, and the information contained in Part II, Item 6 “Selected Financial Data.”

OVERVIEW

The Company reported record consolidated net income of $144.3 million, more than double the Company’s best previous year on record, driven by strong PGM prices and good operating performance. Supply and demand fundamentals for palladium and platinum, the Company’s primary products, looked very favorable as 2011 dawned, but then suffered the consequences as the year progressed of the devastating earthquake and tsunami in Japan, rampant flooding in Thailand, and fiscal instability in Europe. The Company made substantial progress in strengthening its safety culture and reducing incident rates during 2011 but unfortunately experienced a tragic fatality in a single-vehicle accident underground at the Stillwater Mine during the fourth quarter.

The Company made progress during 2011 on all of its key strategic initiatives. Operationally, 2011 mining productivities were good despite the potential for distraction during labor negotiations at mid-year, and in fact ore production rates peaked for the year during contract negotiations. A new labor agreement was ratified by represented employees at the Stillwater Mine and processing facilities in early July, and the East Boulder Mine’s represented employees ratified their new contract just prior to year end, six months ahead of the scheduled expiration of their prior agreement. The Company was able to focus on strengthening the developed state of the mines and replacing equipment during 2011, partially compensating for the lower rate of spending during

2009 and 2010. Expanded and enhanced new-miner training programs also got under way at both mines during the year, which is necessary to address, in part, the Company’s anticipated need for miners as the Blitz and Graham Creek projects come on line in the future.

With regard to the Company’s palladium market development initiative, a new marketing campaign to enhance consumer awareness of palladium jewelry was introduced widely in September 2011, with articles and image advertising in key fashion publications. Palladium jewelry also was well represented on celebrities at the Oscars, Golden Globe awards and other red-carpet events. The Palladium Alliance International (PAI), an industry trade group in which the Company plays a key role, attended major jewelry industry trade shows during the year, supporting manufacturers and retailers of palladium jewelry. Currently, the PAI receives its funding from the Company. The Company contributed $11.3 million to PAI in 2011 which is included as marketing expense on the Company’s consolidated statement of operations.

The Company’s growth and diversification initiative progressed on several fronts during 2011. In Montana, the Blitz and Graham Creek projects adjacent to the Company’s existing mines in the J-M Reef both advanced. At Graham Creek, the existing TBM developed about 1,200 feet of new footwall lateral to the west of the East Boulder Mine during the year. At that point, the TBM was idled for a time while the Company conducted core drilling in the newly developed section, defining additional mineable resource along the reef that likely will begin active mining within the next two or three years. At Blitz, the receiving chamber for the new TBM was developed during the year, anticipating delivery of a refurbished machine during the second quarter of 2012. Initial permitting work on the new eastern surface access to the Blitz project also got underway during 2011.

In October, the Company completed the acquisition of Peregrine whose principal assets are the Altar copper-gold porphyry exploration project and the nearby Quebrada de la Mina gold discovery in the San Juan Province of Argentina. The Company intends to spend about $25.0 million per year over the next three years better defining this resource and conducting an engineering study. Only after those programs are completed will the Company need to decide how best to proceed in developing this potentially large mining project. In 2011 the Company also advanced its efforts to complete an environmental assessment and began permitting efforts on its Marathon PGM-copper project near the north shore of Lake Superior in Ontario, Canada.

COMPANY PRIORITIES and FINANCING

In response to the steep deterioration in PGM prices during the second half of 2008, the Company restructured its operations, focusing its business plans for 2009 and 2010 on conserving cash and maintaining the Company’s liquidity and financial condition. As a result, the Company transferred miners and laid off about 23% of its total employee workforce, terminated most contractors, adjusted the Company’s mining processes, relocated the Company’s corporate offices, and severely restricted operating and capital expenditures. In total, the Company reduced its workforce by 320 employees between September 2008 and March 2009 and by another 63 positions during the remainder of 2009. By March of 2009, the miner workforce at the East Boulder Mine had been reduced to 111 from 170, while transfers to the Stillwater Mine had increased the number of miners there to 312 from 241. At the same time, the Company eliminated 45 contractor positions, mostly at the Stillwater Mine. The Company also sharply reduced support staffing at all locations. Several corporate programs, including market development, recruiting, exploration and investor relations, were eliminated or sharply curtailed in 2009 and remained restricted during 2010. Capital spending for the Montana operations was reduced to just $39.5 million in 2009, as compared to $50.2 million in 2010 and $89.7 in 2011.

The financial crises in 2008 significantly affected the Company and caused the Company to scale back capital and operating expenditures in an effort to conserve cash and meet its liquidity needs. The Company’s experience in navigating through this period emphasized the importance of being financially prudent and maintaining the flexibility to respond to changes in the economic environment.

During the last three years, metal prices have seen wide swings, driven at different times by industrial growth in China, the 2011 earthquake and tsunami in Japan, the European financial crises and various other factors. With the recovery in PGM prices, the Company has been able to initiate expansion projects and also to increase its capital expenditures on projects which in certain cases had been deferred. As the fundamentals of the PGM markets recovered and gained strength during 2010, the Company assembled a special planning team to review and prioritize additional PGM development opportunities within the Company’s holdings along the J-M Reef. These opportunities were grouped into nine different potential projects, each of which was evaluated based on several criteria, including grade potential, likely capital and operating costs, time and complexity to implement, and ease of access. Two of these opportunities emerged as clear favorites – the Blitz and Graham Creek projects. The Company also successfully completed the Marathon and Peregrine acquisitions in 2010 and 2011, involving exploration projects in Canada and Argentina, respectively. These acquisitions also were a move towards addressing the Company’s longstanding concern regarding the need to diversify its operations beyond the Stillwater and East Boulder mines in Montana.

Looking ahead, the Company’s activities are primarily directed toward the mining and sale of PGMs, including the recycling operations. The key importance of PGMs to the Company will not change for the foreseeable future. Largely dependent on PGM market prices, the Company’s cash flow from operations is critical to supporting ongoing operations, including the mine expansion initiatives and completing the delineation and engineering work associated with the Marathon and Altar projects. The Marathon and Altar projects will ultimately require substantial capital for constructing the mines and corollary infrastructure – costs that cannot yet be estimated with any precision. While the Company’s cash flow from operations will play an important role in contributing to the development of Marathon and Altar, the Company expects that funding from the financial markets or in conjunction with third party investment will also be involved. The availability and form of any future financing will depend on future market conditions and opportunities. Moreover, the determination to proceed with construction and development of these properties is expected to be made only when it is clear that the economics support such steps and a plan is in place with respect to the requisite financing.

The Company sought to raise funds through a senior debt offering in early September of 2011. However, market conditions deteriorated during the offering and the Company withdrew the issue, determining that it was not in the Company’s best interest to proceed in the face of interest rates at unacceptably high levels. The Company expects to return to the financing markets when conditions are appropriate. The Company had approximately $109.1 million of cash and cash equivalents on hand at December 31, 2011, as well as $49.5 million of short-term highly liquid investments. The Company also has entered into a new $125.0 million asset-backed revolving credit facility. Available capacity under the line was about $81.0 million at December 31, 2011, none of which was drawn. Depending upon the needs and circumstances, the Company also retains a degree of year-to-year flexibility in its capital commitments. It is likely that the Company will need to be in a position to redeem its outstanding convertible debentures at par in March of 2013.

On a relatively near term basis and taking into account the Company’s planned capital expenditures, expansion initiatives, delineation and engineering work associated with Marathon and Altar, and the likely need to refinance the outstanding convertible debentures, the Company may need access to additional financing beyond its available cash and ability to draw funds under its new working capital line of credit. There can be no assurance that the financial markets will be receptive to such an offering or that terms will be deemed acceptable. The Company is proceeding with its business in a prudent manner but with the underlying belief that capital raising opportunities will occur from time to time and that the Company will need to be in a position to take advantage of such opportunities. This may present a liquidity risk to the Company and/or may require the Company to further curtail operations or plans.

PRINCIPAL FACTORS AFFECTING the COMPANY

The surface expression of the J-M Reef which the Company controls is about 28 miles long and was originally part of a much larger reef structure located several miles deep in the earth. When the Beartooth Mountains were formed as part of the Rocky Mountain uplift (Laramide orogeny) about 65 million years ago, this portion of the reef was broken off from the larger structure as it was uplifted in the mountain. The underground resource the Company is now mining is about a mile in vertical extent, generally about five feet thick, and is typically found tilted up at an angle of about 55% – although this angle varies considerably depending on location.

PGM ore grades in the J-M Reef are some of the highest in the world with comparatively low mining cost per ounce, but they are palladium rich and, because of the uplifted configuration of the reef, complex to mine. The mines compete primarily with the platinum-rich PGM ore reserves within South Africa’s Bushveld Complex and with the nickel mines in the Russian Federation. The Bushveld resources are less steeply dipping than the J-M Reef but today tend to be deep underground which generally results in comparatively higher mining costs per ounce. The Russian nickel mines of Norilsk Nickel produce palladium-rich PGMs as a major by-product of their nickel operations and so at a very low marginal cost. Consequently, the Company’s financial performance relative to its peers depends not only on the level of PGM prices, but also on the differential between the price of platinum and the price of palladium. In periods of low PGM prices, and in particular when palladium prices also are low relative to platinum prices, the Company’s palladium-rich production may put it at a disadvantage to comparable mines in South Africa. Other less significant PGM mining sources are the Great Dike in Zimbabwe and the predominantly nickel operations of Vale, Xstrata and North American Palladium in Canada. See “Business, Risk Factors and Properties – Risk Factors – The Company May Be Competitively Disadvantaged As A Primary PGM Producer With A Preponderance Of Palladium With a U.S. Dollar Based Cost Structure” for further discussion.

The Stillwater Mine, one of the Company’s two Montana mining operations, is situated near the town of Nye toward the eastern end of the J-M Reef. The mine’s primary portals are located on the surface at 5,000 feet above sea level, with principal access through two horizontal adits located on either side of the Stillwater Valley and a shaft and hoist extending vertically down from the surface to about 1,900 feet underground below the valley floor. The Stillwater Mine first opened twenty-five years ago in 1986 and currently has developed portions of the reef along about six horizontal miles on various levels underground ranging from about the 2,000 foot level at the deepest up to 7,500 feet above sea level. Typically, the lower portion of the Stillwater Mine accessed from the shaft – appropriately known as the “off-shaft” area – has contained relatively high ore grades, but the ore in this area is found in pods and tends to be inconsistent with respect to continuity, grade and thickness along the reef. By contrast, the western portion of the mine above the 5,000 level – the “upper west” area – generally has somewhat lower ore grades but the ore in this area is relatively consistent as to continuity, grade and thickness along the reef. Overall ounce production at the Stillwater

Mine, then, is sensitive not only to the ore tons produced from each of these areas, but also, in view of the grade difference, to the relative proportion of total ore produced from each area. In 2011, the mine produced 386,900 ounces of palladium and platinum – up from 351,700 ounces in 2010 – and generated sales revenues of $390.6 million. At December 31, 2011, the mine had 954 employees, including 594 miners.

The Company’s other Montana mine, the East Boulder Mine, is located southeast of Big Timber and McLeod in the Gallatin National Forest, on the western portion of the J-M Reef. It is accessed by two parallel 18,000-foot horizontal rail adits that intersect the reef perpendicularly at the 6,500 foot elevation deep within the mountain. The mine first opened in 2002, and has developed along about 2.5 horizontal miles of the J-M Reef underground, with operations on different levels ranging from about 6,500 to 7,900 feet above sea level. During 2011, the East Boulder Mine produced 131,000 ounces of palladium and platinum – compared to 133,400 ounces in 2010 – with sales revenue of $137.4 million. At the end of 2011, the mine had 318 employees, including 182 miners.

The Company recycles spent catalyst materials through its processing facilities along Interstate 90 in Columbus, Montana, recovering palladium, platinum and rhodium from these materials. Recycling has proven to be a profitable ancillary activity. However, the recycling business has also proven to be very sensitive to PGM prices: volumes of recycling material available in the market drop very sharply when PGM prices decline, as does the profitability of the business.

The Company believes it enjoys certain competitive advantages in the recycling business. The smelting and refining complex in Columbus Montana already processes mined PGM concentrates, which contain not only PGMs, but also significant quantities of nickel and copper as by-products. Copper and nickel sulfides from the ore concentrates bind with the PGMs from recycling in the smelter and so aid in collecting the PGMs. Consequently, the Company is able to recycle catalyst material within its system at an incremental cost lower than other processors. Moreover, the Company also believes the physical location of its processing facilities provides a logistical advantage over smelters in Europe and South Africa. And as described below, the Company has recently introduced certain technological innovations that may contribute further to its competitive advantage.

The Company has taken steps over the past several years to reposition itself in the recycling business. In May 2009, the Company commissioned a new electric furnace in the Columbus smelter, increasing throughput capacity and creating backup furnace capacity in the event of planned or unforeseen outages. During the third quarter 2010, the Company commissioned a dedicated catalyst processing and sampling plant that allows for the segregation and handling of multiple batches of recycling material simultaneously. In early 2011, the Company commissioned a new state-of-the-art assay laboratory which utilizes an automated x-ray facility that provides accurate results with faster turnaround times than conventional fire assay methods. New laboratory software supports this automated x-ray system, as well as other laboratory processes.

In acquiring recycled automotive catalysts, the Company advances certain funds to its suppliers ahead of actually receiving material in order to facilitate procurement efforts. Prior to 2009 these working capital advances often were very substantial and represented significant financial exposure for the Company. However, following the steep drop in PGM prices during the second half of 2008, which resulted in large inventory losses for many of the Company’s suppliers and led to the Company ultimately writing off about $26 million of such advances as uncollectible, the Company revisited its recycling business model. In general, the Company now only advances funds to suppliers when the associated material for recycling is awaiting transit or is already in transit to the Columbus processing facilities. The new recycling sampling and assay facilities will allow the Company to accelerate final settlements with suppliers, thereby reducing the amount of working capital they require and partially offsetting the competitive disadvantage of curtailing longer-term advances. Outstanding procurement advances that were not backed up by inventory physically in the Company’s possession totaled $2.6 million at December 31, 2011, and $6.1 million at December 31, 2010.

Following the collapse in most metal prices during the second half of 2008, platinum and palladium market prices gradually recovered during 2009 and generally trended up during most of 2010 and 2011, with platinum closing out 2011 in London at $1,354 per ounce and palladium at $630 per ounce. PGM prices have been closely correlated with the ratio of the U.S. dollar to the euro in recent years, and they declined beginning in August of 2011 in response to European economic uncertainty and associated strengthening of the U.S. dollar.

An additional factor supporting PGM prices in 2010 was the introduction of PGM exchange-traded funds (ETFs) into the U.S. in January of 2010. The ETFs have proven to be a popular investment vehicle, although they may increase pricing volatility in the PGM markets. For example, volumes held by palladium ETFs increased over the course of 2010, driving prices still higher by increasing the total demand for palladium while supply was constrained. However, after peaking at 2.4 million ounces in February of 2011 just before the devastating tsunami hit Japan, palladium ETF volumes declined to about 1.7 million total ounces over the remainder of the year, exacerbating the decline in the palladium price over that period as ETF volumes were sold.

PGM markets encompass certain important risks. PGM trading volumes are relatively thin and their markets have limited liquidity, particularly in comparison to markets for other precious metals and the major industrial metals. Consequently, PGM prices historically have been volatile and difficult to forecast. PGM prices may be affected – favorably or unfavorably – by numerous factors, including the level of industrial demand, particularly from the automotive sector; supply factors that include changes in mine production and inventory activity; and by shifts in investor sentiment. In particular, although exports from the Russian government inventories appear to have slowed in recent years and are rumored to be nearing depletion, the Russian Federation does not officially disclose its inventory holdings and there is no sure way to verify that those inventories are actually approaching exhaustion. Recent PGM prices have been comparatively high by historical standards, and to some extent these price levels are likely affected by investor sentiment that could shift away from precious metals if other markets become more attractive or prices edge downward. The Company attempts to manage this market volatility in several ways, including aggressively marketing palladium, by entering into long-term supply agreements, in some limited cases through metal hedging, by investing in the developed state of the mines, giving attention to cost controls and by monitoring the Company’s liquidity closely to provide capacity to bridge periods when PGM prices are low.

Automotive demand continued to strengthen, although slowly, in most major markets during 2011 after its steep decline during late 2008 and 2009 and incipient recovery during 2010. One statistical source estimated in December that light vehicle sales in North America would total about 13.0 million units during 2011, up almost 10% from 11.8 million units in 2010. The same source has estimated Chinese light vehicle sales for 2011 at 16.9 million units, up modestly from about 16.7 million units in 2010. Japanese light vehicle production appears to have declined to about 8.2 million vehicles in 2011 from 9.3 million in 2010, reflecting the effect of the tsunami in Japan and floods in Thailand during the year. Worldwide light vehicle production reportedly increased by 3.4% to 76.7 million units in 2011, up from about 74.2 million units in 2010.

Worldwide mine production of palladium and platinum, which had declined since peaking in 2006, initially appeared to strengthen a little during 2011. Johnson Matthey’s November 2011 Interim Report, which included 2011 data available through September, projected platinum ounces supplied to market increasing by 5.7% between 2010 and 2011 and palladium ounces (including Russian inventory sales) increasing by 0.9% over the same period. However, since then the South African producers have released their 2011 October – December operating results, indicating that mine production and sales were severely constrained by safety issues during the quarter. That suggests that the actual volume of PGMs supplied to market in the end may have been flat or actually declined during 2011. Benefitting the 2011 total, however, was a full year of operations at North American Palladium’s Lac des Iles Mine and Vale’s Sudbury operations in Canada, both of which were shut down during part of 2010.

Of real concern in the PGM industry is the lack of an adequate level of reinvestment in the business in recent years. A few smaller companies, principally in South Africa, have invested in developing new mines, and Impala has two major new shafts under way, but the amount of new production they are expected to generate will not be sufficient over the longer term to sustain current production levels. Putting in a large new underground mine on the Bushveld Complex in South Africa reportedly requires an investment of more than a billion dollars in a new shaft and takes four or five years to develop. Although current PGM prices may seem comparatively robust in U.S. dollars, rising operating costs and an adverse strong exchange rate for the South African rand have limited the benefit of higher metal prices to South African producers. As a result, they do not see solid economics that can justify the kinds of new mining investments that need to be made. When coupled with other challenges in South Africa, including safety issues, power shortages, rapidly escalating wage structures, political uncertainty on several fronts, and a critical shortage of experienced professionals, the outlook for adequate future reinvestment there is worrisome.

Since finalizing the acquisition of Peregrine in October of 2011, the Company has had the opportunity to examine more fully the completeness and timing of the various technical studies being prepared on this project. Previously, the Company had indicated that a Preliminary Economic Assessment (PEA) for the Altar project was likely to be issued during the fourth quarter of 2011. Considerable effort has been put forth by various experts to date in addressing numerous technical aspects of the Altar project. However, in reviewing this work the Company has concluded that the omission from the PEA resource model of 2010-2011 drilling season results, coupled with large additional areas identified by geological and geophysical interpretation work that are open to potential resource additions, make completing or publishing a PEA premature at this time. The Company has commenced an aggressive drilling campaign for the 2011-2012 exploration season with approximately 25,000 meters of core drilling scheduled, and expects results from the additional drilling and associated fieldwork will result in an update of the resource model for Altar in due course.

For the foreseeable future, the Company remains solely a primary PGM producer and continues to direct most of its investment focus into PGMs. Beyond Marathon and the two projects in the J-M Reef, the Company has not identified any other compelling, available PGM opportunities that meet its investment criteria. In total, the Company expects to direct far more of its economic resources into these PGM projects over the next several years than into Altar.

2011 RESULTS and COMMENTARY

For the full year 2011, the Company reported net income of $144.3 million, or $1.30 per fully diluted share, an improvement over the $50.4 million, or $0.51 per diluted share, reported for 2010 and the loss of $8.7 million, or $0.09 per diluted share in 2009. Steadily strengthening realized prices for palladium and platinum over the course of 2010 continued to increase during early 2011, but then flattened out for several months following the Japanese tsunami in March that destroyed or shut down auto manufacturing facilities there. In September of 2011, with the threat of a Greek default overhanging the market and driving down the value of the euro, commodity prices generally fell off sharply and remained lower for the balance of the year. The Company’s average realized price on sales of mined palladium and platinum was $953 per ounce in 2011, higher than the $721 per ounce average realized in 2010. Had the 2010 sales taken place at market prices without the burden of a price cap then in effect on a portion of platinum sales under the Ford contract, the Company’s average realized price in 2010 would have been $773 per ounce. There were no floor or ceiling prices in effect on the Company’s PGM sales during 2011.

The Company’s mine production of palladium and platinum totaled 517,900 ounces in 2011, up 6.8% compared to 485,100 ounces in 2010. The increased mine production in 2011 relative to 2010 was primarily attributable to adverse operational and grade issues experienced in the off-shaft area of the Stillwater Mine during 2010. Revenues from mining excluding by-product revenues, in 2011 totaled $492.0 million, up from $353.1 million in 2010, on the generally stronger realized prices and volumes in 2011 for the Company’s primary products, palladium and platinum.

Stillwater Mine’s total cash costs (a non-GAAP measure) averaged $401 per ounce for the full year 2011, higher than originally planned and 5.5% above the $380 per ounce actually realized in 2010. The year-on-year increase is attributable to higher labor and materials costs and higher royalties and taxes during 2011, offset in part by the benefit of higher mine production in 2011. Saleable ounces of palladium and platinum produced at the Stillwater Mine increased to 386,900 ounces in 2011 from 351,700 ounces produced in 2010.

Capital expenditures at the Stillwater Mine totaled $68.2 million in 2011, well ahead of the $34.1 million spent during 2010, reflecting efforts to catch up on mine development and the replacement of some dated mining equipment. Primary development at the Stillwater Mine, which includes extensions of footwall laterals and ramps, advanced about 28,130 feet during 2011, about 21.0% behind plan. Secondary development, which includes sills developed within the reef and ramps used for direct access into specific mining stopes, advanced about 17,600 feet, 8.0% behind plan. Diamond drilling footages in 2011 at the Stillwater Mine totaled about 321,400 feet, 15.0% less than planned.

Total cash costs per ounce at the East Boulder Mine in 2011 averaged $475 per ounce, a little higher than plan and 7.5% higher than the $442 per ounce averaged in 2010. As with the Stillwater Mine, the year-on-year difference is attributable to increased labor and materials costs, as well as higher royalties and metal taxes as a result of higher PGM prices. Capital expenditures at the mine totaled $17.3 million in 2011 (including spending for the 1,200 feet of TBM development completed during 2011 at Graham Creek) compared to $6.5 million spent at the East Boulder Mine in 2010. Actual primary development at the East Boulder Mine advanced about 11,300 feet during 2011, lagging the plan, while secondary development advanced 10,700 feet in 2011, slightly above plan. In total, development footage at the East Boulder Mine was about 5.6% behind plan, reflecting delays in getting a new development crew in place and operating. Diamond drilling footage totaled about 86,700 feet at the East Boulder Mine in 2011, about 2.7% behind plan, in part driven by the lower primary development footages.

The Company is party to a three-year palladium supply agreement with GM effective from January 1, 2011 and a one-year platinum supply agreement with Tiffany & Co. One-year agreements with Johnson Matthey and Ford are pending and are proceeding on a month-to-month basis pending finalization. The Company sells the remainder of its mined palladium and platinum under month-to-month agreements and in the spot market. PGM prices in all of these sales agreements are essentially market-based.

The Company’s smelter and base metal refinery in Columbus, Montana process the PGM ore concentrates from the two mines and also recycle spent PGM catalysts from automotive catalytic converters and from other industrial applications, ultimately recovering palladium, platinum and rhodium from these materials. During 2011, the Company fed about 486,700 combined ounces of recycled palladium, platinum and rhodium into the smelter, of which more than half was from material purchased directly by the Company and the remainder was toll processed on behalf of others for a fee. Total ounces fed to the smelter during 2011 were up 21.9% compared to the 399,400 recycling ounces fed in 2010. Recycling revenues in 2011 were $376.8 million on 306,200 combined ounces sold, benefitting from both higher volumes and stronger PGM prices; 2010 recycling revenues totaled $168.6 million on sales of 156,100 combined ounces.

In 2011, the Company earned $18.8 million (pre-tax) from recycling operations on revenues of $376.8 million, reflecting a combined average realization (including rhodium) of $1,218 per sold ounce. By comparison, in 2010 the Company earned $11.5 million from recycling operations on revenues of $168.6 million, with a combined average realization of $1,046 per sold ounce. Total tons of recycling material processed during 2011, including tolled material, averaged 20.3 tons per day, up from 16.2 tons per day in 2010. Strengthening PGM prices in 2011 created a greater incentive for suppliers to collect recycling material, and during 2011, the Company was able to enter into new sourcing arrangements for catalyst material with several suppliers.

The Company’s consolidated total available liquidity, expressed as cash plus short-term investments, ended 2011 at $158.6 million, comprised of $109.1 million of cash and cash equivalents and $49.5 million of available-for-sale investments. The corresponding year-end 2010 balance was $208.4 million, including $19.4 million of cash and cash equivalents and $189.0 million of available-for-sale investments. However, 2011 included the net expenditure of $166.4 million of cash as part of the acquisition of Peregrine Metals Ltd.; thus cash generation in 2011 was stronger than the change in the year-end balance might indicate. Cash generated from operations during 2011 totaled $219.7 million, up from $123.9 million in 2010, driven mostly by the higher PGM prices and production volumes in 2011. The Company incurred no new long-term debt during either 2011 or 2010, although at the end of 2011 the Company put in place a $125.0 million “asset backed” revolving credit facility.

At the end of 2011, the Company’s Montana workforce totaled 1,522 employees, up 12.4% for the year from 1,354 in December 2010. About 65% of the net manpower increase was attributable to adding new production and maintenance staff at the mines, including hiring for the new-miner training program. The remainder of the 2011 increase was spread evenly over all other functions. Worldwide, the Company had 1,567 employees at December 31, 2011.

The Company’s environmental performance continued its excellent track record during 2011. Environmental compliance is a very high priority. The Company has a record of open communication and cooperative, proactive involvement with its neighbors and with local and regional environmental groups. The Company’s ground-breaking 2000 Good Neighbor Agreement with these groups provides a vehicle for facilitating such communication and addressing issues cooperatively. The Company’s environmental approach reflects its operational integrity, its product awareness, as PGMs are used to clean the environment; and its location sensitivity, given the pristine areas in which the Company operates.

OUTLOOK

The Company’s operating guidance for 2012 currently includes targeted mine production of 500,000 combined ounces of palladium and platinum at a total consolidated cash cost of $500 per ounce, and consolidated capital expenditures of $135.0 million. The higher projected total cash cost in 2012 reflects general inflation in supply costs, higher labor expenses following new four-year agreements at both mines, an expanded and enhanced miner training program, and slightly lower anticipated 2012 mine production. Capital spending in 2012 reflects spending on equipment replacement and mine development, plus improvements at the smelter in Columbus, development spending for the Blitz and Graham Creek projects along the J-M Reef in Montana and continuing work at the Company’s Marathon PGM property in Canada. (Total cash cost per ounce is a non-GAAP measure of extraction efficiency – please see “Reconciliation of non-GAAP measures to Costs of Revenues” for a discussion of how this measure is derived).

The plan to produce 500,000 ounces of palladium and platinum from the Montana operations in 2012 represents a 3.5% decrease from 2011’s actual mine production. Factors driving this include continuing variability of mined ore grades, the state of mine development, the ability to retain or attract sufficient skilled miners as the year progresses, and availability of critical equipment.

The Company has found from experience that targeting about 500,000 ounces per year of production best fits the configuration of the existing mines and seems to optimize mining efficiency. Consequently, the Company is not specifically targeting production growth at the Stillwater and East Boulder Mines, but rather is planning to increase PGM output longer term through development of the Marathon PGM-copper project in Canada and potentially from the new Blitz and Graham Creek developments within the J-M Reef.

The targeted 2012 combined average total cash cost of $500 per ounce for the mines compares to the combined average total cash cost per ounce for the year 2011 of $420 – a projected 19% increase. The increase in 2012 reflects an expected rising cost trend based on receding face and greater production from the east side at the Stillwater Mine, plus general inflation for wages and materials and the effect of lower planned ounce production during the year. Projected capital expenditures for 2012 of $135.0 million represent an increase of 29.7% over the $104.1 million spent during 2011. After restricting capital spending in 2009 and 2010 in order to conserve cash, 2011 spending included about $85.5 million of development and equipment capital at the existing mines to compensate for the spending shortfall in those prior years. In continuing this program, the 2012 capital budget projects capital spending of $90.0 million at the Company’s Montana operations, including about $65.0 million for sustaining development work and $10.0 million in the Columbus processing facilities where the Company’s rebuilt original smelting furnace will be converted to a slag cleaning furnace. The budget also allocates $21.0 million for capital needs on the Marathon properties and $24.0 million for the two long-term resource delineation projects along the J-M Reef, Blitz and Graham Creek. In addition to this capital program, exploration spending for 2012 is planned at around $27.0 million and includes about $25.0 million for drilling at Altar and $2.0 million for Canadian exploration. Exploration spending is expensed as incurred for financial reporting purposes so the sharp increase in exploration spending will adversely affect the Company’s reported EBITDA numbers. The Company has built considerable flexibility into its 2012 capital spending plans and has the ability to augment or scale back spending based on changes in PGM prices and available cash flow.

The Company’s operating permits require that, in conjunction with its mining and processing activities, it must provide adequate financial surety in support of its permit obligations to complete final reclamation and remediation once mining operations cease. As of December 31, 2011, the Company had outstanding approximately $39.9 million of surety bonds and letters of credit mostly in favor of state and federal agencies to guarantee its final reclamation and other commitments. Regulatory authorities are currently in the midst of updating an Environmental Impact Statement (EIS) on the Montana properties, which when finalized will determine whether or not the existing surety amounts are sufficient. Upon completion of the EIS process, probably during 2012, it is likely that the Company will be required to provide additional surety bond coverage. As of December 31, 2011, the total amount of financial guarantees behind the surety requirement had been reduced by $10.0 million.

SOCIAL CONSIDERATIONS

Although like other publicly traded companies the Company primarily seeks to maximize the value it generates for shareholders over time, management believes that ultimately meeting the expectations of its stakeholders is essential to accomplishing that objective. Thus, the Company’s environmental approach reflects its operational integrity; its product awareness, as PGMs are used to clean the environment; and its location sensitivity, given the pristine areas in which the Company’s operations are located. Because the Company operates in some exceptionally pristine locations and produces products that are essential to preserving air quality, careful attention to environmental performance and feedback is critical to (and consistent with) the Company’s continuing operations as well as to its favorable reputation. The Company is a key employer in the communities where it operates, and actively supporting the communities where its employees and their families live allows the Company to attract highly qualified individuals to these communities. Attractive wages and benefits, coupled with a safe work environment, not only allow the Company to be competitive in the market for employees, but also contribute to the health and economic vigor of the communities where it operates. And investment in state-of-the-art facilities and technologies allows the Company to continually deliver high-quality products to its customers at a competitive price.

The Company’s approach to the environment is somewhat unique in the mining industry. The Good Neighbor Agreement originally signed in 2000 and now in its twelfth year, commits the Company to work closely with and provide full disclosure to its neighbors and certain regional environmental NGOs. Provisions of the agreement include transporting the majority of employees to and from work in buses so as to minimize traffic on rural roads; quarterly meetings among the parties to the agreement to discuss concerns and consider environmental performance; ongoing Company funding of an independent engineering firm to monitor and report on the Company’s environmental records; and open community involvement in Company dealings with regulatory agencies. In addition, the Company has traditionally hosted an annual dinner where the environmental community can meet directly with the Company’s board of directors.

The Company’s processes overall are designed to minimize their impact on the environment, complying with and in most cases exceeding all applicable regulatory standards. About 50% of the mined tailings typically are returned to the mine after processing and are used as fill. The remaining tailings are placed in lined tailings ponds that have been vegetated and contoured to try to match the surrounding topography. Tailings are environmentally inert and are not acid generating. Water from the mines generally meets drinking water standards aside from elevated concentrations of nitrates from the explosives used underground. These nitrates are treated and removed biologically before any water is discharged. Tailings water is recycled through lined facilities back to the concentrators and not discharged to the environment. Regardless, bioassay of tailings water shows 100% survival of trout fingerlings in periodic tests. Biodiesel blends are used as fuel underground, both for their cleaner exhaust and to reduce carbon footprint. Likewise, in an area noted for its abundance of deer, elk and bear, the Stillwater Mine also hosts a large herd of bighorn sheep that winter on the mine property and can be regular visitors to the mine parking lot. The smelter and refinery in Columbus, Montana both use closed-loop processes with almost zero fugitive emissions. The smelter is fully scrubbed to eliminate SO2 emissions while the scrubbers produce synthetic gypsum (calcium sulfate) which is licensed for use by farmers as a soil amendment and for water treatment. Stack emissions are monitored continuously and critical processes can be shut down automatically if SO2 emissions were to exceed permitted levels. (They never have.) Particulate dust in the scrubber stream is filtered using Gore-tex membranes and returned to the smelter. All process water on the property is either emitted as steam or evaporated. Storm water is segregated from contact with process materials and routed to infiltration galleries. Slag from the smelter is cooled and recycled back to the mines for reprocessing. The Company currently is converting one of the smelter furnaces for slag cleaning, which should increase PGM recoveries and may reduce the volume of slag to be reprocessed.

The Health, Safety and Environmental committee of the Board of Directors, meets regularly to review the Company’s performance in these key areas. Its charter includes mandates “(i) to review the Company’s environmental and occupational health and safety policies and programs; (ii) to oversee its environmental and occupational health and safety performance; and (iii) to monitor current and future regulatory issues.” With regard to employee health, the Company’s medical benefits include a “wellness” program for employees and their families intended to encourage and educate regarding good health practices. The program includes annual physical checkups, targeted programs for specific health risks, and monthly themes related to physical, emotional and mental health issues. On the safety front, the Company has engineered safe practices into all work tasks and trains to those standards. The Company continually works to establish and maintain a multifaceted “culture of safety,” summarized by the slogan, “Everyone goes home safe every day.” Safety programs include incident tracking and analysis, near-miss reporting, workplace start-of-shift inspection checklists, team safety meetings, annual refresher training, safety stand-downs and financial incentives for working safely. The Company also works closely with MSHA inspectors to act on their findings and incorporate their suggestions. Management also strives to maintain a consistent “tone at the top” that gives working safely priority over all other objectives.

While the Company’s plans are still in the early stages at Marathon and Altar, management intends to implement these key health, safety and environmental principles and practices for its employees and future operations internationally. One early step being taken is the effort to establish early on an effective working relationship with the local communities and environmental agencies in the vicinity of these new properties. Experience suggests that building the mutual confidence and trust that such relationships require takes time and patience. However, the Company’s history in Montana suggests that any effort to develop these projects without fully taking into account the concerns of all the affected stakeholders would be unnecessarily confrontational and expensive.

In light of the Environmental Protection Agency’s efforts to regulate carbon dioxide (CO2) emissions as a greenhouse gas, the Company has reassessed its exposure to likely restrictions on such emissions. The Company’s principal sources of CO2 emissions are limited to a comparatively few internal combustion engines in vehicles and mining equipment, and to stationary sources such as mine ventilation and process heaters, dryers and converters that consume natural gas. As noted above, the Company already utilizes buses to transport its workforce to and from the mines and utilizes a 70% blend of biodiesel fuels in its operations which reduces workplace diesel particulate matter emissions and its carbon footprint. Consequently, any taxes or added restrictions on emissions are unlikely to have any direct material effect on the Company’s operations. The Company’s physical exposure to climate change is minimal. The Company’s operations are not materially dependent upon weather patterns or seasonal availability of water. The relatively remote location of the mines presents some exposure to severe weather, particularly winter snowfall that can restrict access to the mine sites, but the Company already regularly addresses this issue during the winter months in Montana. Similarly, smoke from summer wildfires can temporarily restrict access to the mines, but their duration tends to be relatively short. Probably the Company’s most significant exposure to greenhouse gas regulation is the potential effects of a substantial longer-term movement away from internal combustion engines on the demand for PGMs in catalytic converters. Such a major shift in automotive demand could depress PGM prices and impair the Company’s financial performance. Regulatory constraints on other industries also could affect the price or availability of electricity and other materials necessary for mining, potentially driving up the Company’s operating costs.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

Revenues – The Company’s total revenues, including proceeds from the sale of by-products, totaled $906.0 million in 2011, an increase of 63.0% compared to revenues of $555.9 million in 2010. This substantial year-on-year increase in total revenues reflects much higher recycling sales volumes in 2011 as compared to 2010, as well as higher PGM prices realized in 2011.

Revenues from mine production totaled $528.0 million in 2011 (including $36.0 million from by-products), up 38.6% compared to $381.0 million in 2010 (of which $28.0 million was from by-products). Palladium and platinum ounces sold from mine production were 516,200 in 2011, compared to 489,400 ounces in 2010. The combined average realization on these palladium and platinum sales (including the effects of hedging and of floor and ceiling prices in the underlying agreements) was $953 per ounce in 2011 and $721 per ounce in 2010.

Revenues from PGM recycling increased 123.5% during 2011, to $376.8 million from $168.6 million in 2010. Recycling ounces sold during 2011 totaled 306,200 ounces, an increase of 96.2% compared to the 156,100 ounces sold in 2010. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) increased to $1,218 per ounce in 2011 from $1,046 per ounce in 2010, paralleling the increases in PGM prices generally. In addition to purchased recycling material, the Company toll processed 171,600 ounces of PGMs during 2011, a decrease from 235,900 tolled ounces in 2010. Overall, recycling volumes processed during 2011 totaled 486,700 ounces of PGMs, up 21.9% from the 399,400 ounces processed in 2010, as stronger PGM prices in 2011 increased the volume of recycled catalytic converters available in the market.

In addition to mine and recycled metal sales, the Company recognized other revenue of $1.1 million and $6.2 million for metal purchased in the open market and resold in 2011 and 2010, respectively.

Costs of Metals Sold – Cost of metals sold, which excludes depletion, depreciation and amortization expense, was $629.3 million in 2011, compared to $393.7 million in 2010, a 59.8% increase. The largest share of this increase was attributable to recycling. Volumes of purchased recycling material were sharply higher in 2011, which along with higher PGM prices increased the total cost to purchase recycling material. Overall, recycling cost of metals sold increased to $358.6 million in 2011 from $157.3 million in 2010. The average acquisition cost of metal purchased in the Company’s recycling segment (including palladium, platinum and rhodium) increased to $1,127 per ounce in 2011 from $1,015 per ounce in 2010, reflecting higher PGM prices in 2011 in response to strengthened demand from the automotive and investment sectors.

During 2011, the Company’s mining operations produced 517,900 ounces of PGMs, including 398,900 ounces of palladium and 119,000 ounces of platinum. This represents a 6.8% increase from 2010, when the Company’s mining operations produced 485,100 ounces of PGMs, including 374,100 of palladium and 111,000 ounces of platinum. The Stillwater Mine produced 386,900 ounces of PGMs in 2011, compared with 351,700 ounces of PGMs in 2010, a 10.0% increase. The East Boulder Mine produced 131,000 ounces of PGMs in 2011, down 1.8% compared with the 133,400 ounces of PGMs produced there in 2010.

The cost of metals sold from mine production, totaled $269.6 million in 2011, compared to $230.0 million in the prior year, a 17.2% increase. The Company’s mining costs increased during 2011 partly as a result of the lower ore grade realized at the Stillwater Mine.

The cost of metals sold for metal purchased in the open market for resale was $1.1 million in 2011, compared to $6.4 million in 2010.

Depletion, depreciation and amortization – Depletion, depreciation and amortization expense was $62.4 million in 2011, compared to $71.6 million in 2010. The decrease in expense in 2011 was mostly the result of a significant number of the Company’s assets reaching the end of their useful lives for depreciation expense recognition at the end of 2011. The Company has concentrated its capital spending on mine development over the recent years.

Marketing – The Company expanded its market development efforts for palladium during 2011. The Company spent $11.8 million in support of marketing programs during 2011, an increase from $2.4 million in 2010.

General and administrative – Excluding marketing expenses discussed above, general and administrative costs were $47.3 million in 2011, compared to $33.5 million in 2010, a 41.2% increase, including $5.8 million in financing expenses and $4.3 million in expenses related to the acquisition of Peregrine. The Company recognized $2.5 million in exploration expenses related to its mineral properties in both Canada and South America and $2.2 million in research and development expense in 2011 related to refining processes. No related exploration or research and development expenses were recognized in 2010. In 2011 and 2010, other corporate costs included a $0.6 million provision for uncollectable advances.

Interest income and expense – Interest income increased to $3.6 million in 2011 from $2.1 million in 2010, reflecting higher interest rates and increased financing income on recycling balances in 2011. The Company’s balance of cash and related liquid assets earning interest decreased to $158.6 million at December 31, 2011, from $208.4 million reported at December 31, 2010. Inventories and advances associated with recycling increased to $64.5 million at year-end 2011 from $41.5 million at the end of 2010. The Company’s outstanding long-term debt balance was $196.0 million at December 31, 2011, unchanged from $196.0 million at December 31, 2010. Interest expense for years 2011 and 2010 was $6.5 million.

Foreign currency transaction gain – The Company recorded a foreign currency transaction gain of $3.2 million in 2011, compared to a gain of $0.1 million in 2010. About $3.0 million of the 2011 gain related to the remeasurement into U.S. dollars of the deferred tax liability recorded in association with the acquisition of Peregrine Metals Ltd.

Other comprehensive income (loss), net of tax – The Company recorded a loss in other comprehensive income of $0.1 million in 2011 compared to a loss of $0.8 million in 2010. The 2011 and 2010 activity in each case represented net unrealized gains or losses on investments.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

Revenues – The Company’s total revenues, including proceeds from the sale of by-products, totaled $555.9 million in 2010, an increase of 40.9% compared to revenues of $394.4 million in 2009. This substantial year-on-year increase in total revenues reflects much higher recycling sales volumes in 2010 as compared to 2009, as well as higher PGM prices realized in 2010.

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

Costs of Metals Sold – Cost of metals sold, which excludes depletion, depreciation and amortization expense, was $393.7 million in 2010, compared to $290.8 million in 2009, a 35.4% increase. The largest share of this increase was attributable to recycling. Volumes of purchased recycling material were sharply higher in 2010, which along with higher PGM prices increased the total cost to purchase recycling material. Overall, recycling cost of metals sold increased to $157.3 million in 2010 from $75.9 million in 2009. The average acquisition cost of metal purchased in the Company’s recycling segment (including palladium, platinum and rhodium) increased to $1,015 per ounce in 2010 from $674 per ounce in 2009, reflecting higher PGM prices in 2010 in response to strengthened demand from the automotive and investment sectors.

During 2010, the Company’s mining operations produced 485,100 ounces of PGMs, including 374,100 ounces of palladium and 111,000 ounces of platinum. This represented a 9.2% decrease from 2009, when the Company’s mining operations produced 529,900 ounces of PGMs, including 407,000 of palladium and 122,900 ounces of platinum. The Stillwater Mine produced 351,700 ounces of PGMs in 2010, compared with 393,800 ounces of PGMs in 2009, a 10.7% decrease. The East Boulder Mine produced 133,400 ounces of PGMs in 2010, down 2.0% compared with the 136,100 ounces of PGMs produced there in 2009.

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

Marketing – The Company limited its market development efforts for palladium to some extent during 2010. The Company spent $2.4 million in support of marketing programs during 2010, up slightly from $2.0 million in 2009.

General and administrative – Excluding marketing expenses discussed above, general and administrative costs were $33.0 million in 2010, compared to $25.1 million in 2009, a 31.5% increase, due to approximately $1.5 million in acquisition expenses and approximately $5.0 million in contractual support of the Norilsk Nickel secondary offering and increased share-based compensation expense. In 2010, other corporate costs included a $0.6 million provision for uncollectable receivables and advances. In 2009, other corporate costs included a $1.1 million provision for uncollectable receivables and advances and $0.1 million for marking investments to market.

Interest income and expense – Interest income increased to $2.1 million in 2010 from $1.8 million in 2009, reflecting higher interest rates and increased financing income on recycling balances in 2010. The Company’s balance of cash and related liquid assets earning interest increased to $208.4 million at December 31, 2010, from $201.2 million reported at December 31, 2009. Inventories and advances associated with recycling increased to $41.5 million at year-end 2010 from $28.6 million at the end of 2009. The Company’s outstanding long-term debt balance was $196.0 million at December 31, 2010, unchanged from $196.0 million at December 31, 2009. The Company paid off the final $0.1 million of principal on its education impact bonds in May 2009. Interest expense declined to $6.5 million in 2010, from $6.8 million in 2009.

Other comprehensive income (loss), net of tax – The Company recorded a loss in other comprehensive income of $0.8 million in 2010 compared to a gain of $70,000 in 2009. The 2010 and 2009 activity in each case represented net unrealized gains or losses on investments.

LIQUIDITY AND CAPITAL RESOURCES

For 2011, net cash provided by operating activities was $219.7 million compared to $123.9 million and $59.7 million for 2010 and 2009, respectively. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines. Mining productivity rates and ore grades in turn can affect both PGM production and cash costs of production. Net cash flow from operations also includes changes in non-cash working capital, including changes to inventories and advances.

At December 31, 2011 and 2010, the Company’s available balance of cash and cash equivalents and highly liquid short-term investments (excluding restricted cash) was $158.6 million and $208.4 million, respectively, and it reported $196.0 million of debt outstanding at December 31, 2011 and 2010. Available cash and cash equivalents at December 31, 2011 and 2010, was $109.1 million and $19.4 million, respectively.

The Company, at interest rate levels prevailing at December 31, 2011, will be required to fund approximately $5.5 million in total interest payments during 2012 related to its outstanding debt obligations. No principal payments against outstanding debt are scheduled to come due in 2012.

In December of 2009, Standard and Poor’s upgraded the Company’s debt rating from B- to B, citing improved market conditions and adequate liquidity. In July 2011 Moody’s Investors Service upgraded the Company’s corporate family rating from Caa1 to B2 with a stable outlook. Both Moody’s Investors Service and Standard and Poor’s had downgraded the Company’s corporate credit rating during 2008 as economic conditions deteriorated. At issue had been the Company’s strong dependence on its automotive agreements, lack of geographic or product diversity, metal market price volatility, and difficult cost structure.

The Company’s financial performance is affected by changes in PGM prices. Absent separate hedging arrangements, any change in the price of palladium or platinum generally would flow through almost dollar-for-dollar to cash flow from operations, subject only to certain costs – severance taxes and royalties on mine production – which adjust upward or downward with market prices. At the forecasted 2012 mine production level of 500,000 combined PGM ounces, a one-dollar change in the price of platinum would affect annual cash generated from mining operations by about $0.1 million, and a corresponding change in the price of palladium would affect annual cash generation from mining operations by about $0.4 million. The sensitivity of the recycling business to changes in palladium and platinum prices is more muted and varies according to the provisions in the various recycling agreements. In the Company’s recycling activities, upon purchasing recycled material for processing the Company simultaneously enters into a fixed forward contract that determines the future selling price of the contained PGMs, effectively locking in a sales margin.

Changes in the cash costs of production generally flow through dollar-for-dollar into cash flow from operations. A reduction due to grade in total mine production of 10%, or about 50,000 ounces per year, would reduce cash flow from operations by an estimated $52.0 million per year at the price and cost levels prevailing at December 31, 2011.

During the third quarter of 2010, the Company revised its cash management guidelines to extend the available investment maturities on a portion of its cash balances, broaden the suite of permissible investments, and adjust the percentage limits on certain classes of investments. As a result, during 2010 most of the Company’s cash holdings were transferred into short-term investments. All of these short-term investments remain highly liquid, but technically they no longer meet the strict definition of cash and cash equivalents. Net cash used in investing activities was $129.6 million, $272.0 million and $54.7 million in 2011, 2010 and 2009, respectively. The Company’s investing activities primarily represent capital expenditures and net sales and purchases of short term investments. Capital expenditures totaled $104.1 million (of which $2.2 million was included in payables at December 31, 2011), $50.3 million and $39.5 million in 2011, 2010 and 2009, respectively. The Company also expended $166.4 million (along with 12.03 million newly issued shares with a fair value upon issuance of $96.5 million) in 2011 and $67.5 million in cash (along with newly issued common shares with a fair value of $73.4 million) in 2010 to acquire equity interests in exploration companies and properties. No such acquisitions were made in 2009.

All significant company-wide repair and maintenance costs in connection with planned major maintenance activities are expensed as incurred. The Company does not accrue in advance for major maintenance activities, but, when practicable, tries to disclose in advance in its public filings any planned major maintenance activities that may affect operations.

Net cash used in or provided by financing activities equaled $(0.4) million, $0.8 million and $(0.1) million in 2011, 2010 and 2009, respectively.

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

In October 2009, the Company undertook the exchange of $15.0 million face amount of the convertible debentures for 1.84 million shares of the Company’s common stock. Because the number of shares issued in this transaction exceeded the 42.5351 shares per $1,000 of face value specified in the bond indenture, accounting principles required that the Company expense the value of the excess shares as an “inducement loss.” Consequently, the Company recorded a loss on the exchange transaction of $8.1 million during the fourth quarter of 2009. The debentures so acquired have been retired, leaving $166.5 million face value of the debentures outstanding at December 31, 2011.

The outstanding $166.5 million of convertible debentures will reach their date of first call in March 2013. Absent a significant change in the share price of the Company, the Company believes most holders are likely to redeem their debentures at par, or should the share price be at or above the $23.51 conversion price, convert them into Company shares. If the debentures were to all convert, the Company would be required to issue about 7.1 million new shares of common stock. If the debentures are redeemed, the Company would be required to purchase them at par, which would severely reduce the Company’s available liquidity. Consequently, it is likely that the Company will refinance or restructure these debentures prior to March 2013. For discussion of the risks associated with refinancing, see “Business, Risk Factors and Properties – Risk Factors – Inability to Access the Capital Markets May Adversely Affect The Company”.

ASSET BACKED REVOLVING CREDIT FACILITY

On December 23, 2011, the Company entered into a $100.0 million asset-backed revolving credit agreement with Wells Fargo Capital Finance, incurring initial debt issuance costs of $1.1 million. Maximum permitted borrowings under this working capital facility at any time are determined by a borrowing base comprised of 85% of eligible accounts receivable and 70% of eligible inventories. Terms of the agreement state that the borrowings will be secured primarily by the Company’s accounts receivable, metals inventories and other accounts. The credit agreement includes a financial covenant requiring, whenever the remaining availability under the line is less than 30% of the total borrowing capacity, that the Company’s fixed charge coverage ratio be at least 1.0 to 1.0. It also includes other customary restrictions that become tighter as drawings under the facility increase. The facility includes a $50.0 million letter of credit sub-facility. Outstanding borrowings under the revolving credit facility accrue interest at a spread over the London Interbank Offer Rate that varies from 2.25% to 2.75%, decreasing progressively as the percentage drawn against the facility increases. The Company also pays an unused line fee on committed but unutilized commitments under the facility at a rate per annum of 0.375% or 0.5%, depending on utilization of the facility. Subsequent to year end, on January 13, 2012, the Company completed the syndication of this facility to a group of four banks and simultaneously expanded the maximum line of credit to $125.0 million. At December 31, 2011, the Company’s borrowing base was approximately $81.0 million however there was no drawn balance under this revolving credit facility at December 31, 2011.

CONTRACTUAL OBLIGATIONS

The Company is obligated to make future payments under various debt agreements and regulatory obligations. The following table represents significant contractual cash obligations and other commercial commitments and regulatory commitments, including related interest payments, as of December 31, 2011:

(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total

Convertible debentures	$—	$166,500	$—	$—	$—	$—	$166,500
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Operating leases	382	282	233	2	1	—	900
Asset retirement obligations	—	—	—	—	—	144,271	144,271
Payments of interest (1)	5,522	3,961	2,400	2,400	2,400	8,400	25,083
Other liabilities	14,035	5,681	—	—	—	—	19,716

Total	$19,939	$176,424	$2,633	$2,402	$2,401	$182,671	$386,470

(1)	Interest payments on the convertible debentures noted in the above table are calculated up to March 15, 2013, the date the holders of the debentures can exercise their put option.

Interest payments noted in the table above assume no changes in interest rates. Amounts included in other liabilities that are anticipated to be paid in 2012 include property taxes and severance taxes.

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

PRODUCTION MEASUREMENT

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

Costs incurred to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company assesses, at least quarterly, whether there has been any event or change in circumstances that might indicate that the carrying value of capitalized mining costs and related property, plant and equipment, if any, may not be recoverable out of expected future cash flows and estimated salvage value. If so, the Company then determines if these costs are in excess of their net undiscounted realizable value and, should that be the case, reduces the carrying value of the respective assets to their fair value.

FOREIGN CURRENCY TRANSACTION

With the acquisitions during 2010 and 2011 of certain Canadian and Argentinean assets, the Company now regularly incurs capital and operating expenditures denominated in a foreign currency. The Company has determined that the functional currency for its subsidiaries is the U.S. dollar and therefore reflects all assets, liabilities and expenditures in U.S. dollars for accounting purposes. The Company uses a monthly average exchange rate for converting minor foreign currency expenditures into U.S. dollars, and uses the actual exchange rate incurred in accounting for larger transactions. For balance sheet purposes, monetary assets and liabilities in foreign currencies are recorded based on the exchange rate at the end of the respective period. Any net accounting difference that results from exchange rate differences is recorded as a foreign exchange gain or loss for the relevant period on the consolidated statement of operations.

INCOME TAXES

With the acquisition during the fourth quarter of 2010 of certain Canadian assets, the Company now is subject to Canadian federal and provincial income taxes on its Canadian activities as well as to U.S. state and federal income taxes.

With the acquisition during the fourth quarter of 2011 of certain South American assets, the Company is subject to federal income taxes in Argentina, Chile and Peru on its South American activities as well as to U.S. state and federal income taxes.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2011 and 2010, for the portion of the Company’s net deferred tax assets for which it is “more likely than not” that they will not be realized.

The Company has significant net operating losses for U.S. income tax purposes which give rise to a substantial deferred tax asset. In accordance with ASC Topic 740, the Company regularly projects its ability to utilize this deferred tax asset. Based on PGM prices in the past, the Company’s estimates of future taxable income have consistently demonstrated it is more likely than not that the Company would not realize the benefit of this deferred tax asset. As a result, the Company has recorded a valuation allowance in each reporting period that fully offsets the net deferred tax asset. However, PGM price levels during 2011 permitted the Company to utilize a limited portion of the deferred tax asset in 2011. At year-end 2011 PGM prices, such tax projections would indicate an ability to further utilize this asset in the future, within the carryforward period allowed, which suggests that the valuation allowance could be reduced. Nevertheless, historical experience with PGM prices shows that they are exceptionally volatile and even at year-end 2011 PGM prices the Company’s tax projections indicate that complete utilization of its net operating loss deferred tax asset would require a significant number of years which extend out to the year 2018. While the Company believes there are grounds for optimism regarding future PGM prices, the significant historical volatility in these prices has led the Company to conclude that it is premature to reduce the valuation allowance at this time as it cannot conclude that it is more likely than not the deferred tax asset will ultimately be utilized in the future. The Company will continue to project its ability to utilize its deferred tax asset, and should PGM prices become more stable in future periods, it may conclude to reduce or eliminate the valuation allowance, which would increase reported earnings in the relevant reporting period.

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

The Company reviewed its asset retirement assumptions at December 31, 2010 and 2009, and recorded a reduction at December 31, 2009, of $0.6 million and $0.8 million for the Stillwater Mine and the East Boulder Mine, respectively, due to an increase in the estimated mine lives of both mines. No corresponding adjustment was required at December 31, 2011. See Note 16 “Asset Retirement Obligation” to the Company’s 2010 audited consolidated financial statements for further information.

DERIVATIVE INSTRUMENTS

The Company from time to time enters into derivative financial instruments, including fixed forward sales, cashless put and call option collars and financially settled forward sales to manage the effect of changes in the prices of palladium and platinum on the Company’s revenue. Derivatives are reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be highly effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. The Company primarily uses derivatives to hedge metal prices and to manage interest rate risk. The Company also enters into financially settled forwards related to its recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses are recognized in net income in each period. See Note 5 “Derivative Instruments” to the Company’s 2011 audited consolidated financial statements for further information.

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

Financially settled forward sales provide another mechanism to offset fluctuations in metal prices associated with future production, particularly in circumstances where the Company elects to retain control of the final disposition of the metal. In financially settled forward sales, the parties agree in advance to a net financial settlement in the future based on the difference between the market price of the metal on the settlement date and a forward price set at inception. Consequently, at the settlement date, the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. No metal changes hands between the parties in these financially settled transactions. The Company generally has accounted for financially settled forward transactions as cash flow hedges, as they are not eligible for treatment as normal purchases and normal sales. However, if the Company determines not to document them as cash flow hedges, these transactions are marked to market in each accounting period and the realized and unrealized gains or losses are recognized in net income in each period. As of December 31, 2011 and 2010, the Company was not party to any financially settled forward agreements.

Periodically, the Company also has entered into financially settled forwards related to its recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses on such transactions therefore are recognized in net income in each period.

INTEREST RATE RISK

At December 31, 2011, all of the Company’s outstanding long-term debt was subject to fixed rates of interest. Interest income on payments to the Company’s recycling suppliers is generally linked to short-term inter-bank rates.

The Company’s convertible debentures and industrial revenue bonds do not contain financial covenants, other than change in control protection and, in the case of the convertible debentures, investor make-whole provisions. The Company’s asset-backed revolving credit facility includes a single fixed charge coverage covenant that only takes effect when less than 30% of the total borrowing capacity under the line remains available. Because there were no drawings under the revolving credit facility at December 31, 2011, the Company is not constrained by conventional financial covenants at this time.

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

ITEM 8

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stillwater Mining Company and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Stillwater Mining Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stillwater Mining Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stillwater Mining Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Billings, Montana

February 22, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stillwater Mining Company and Subsidiaries:

We have audited Stillwater Mining Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stillwater Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Stillwater Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stillwater Mining Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 22, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Billings, Montana

February 22, 2012

STILLWATER MINING COMPANY

CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

Year ended December 31,	2011	2010	2009

REVENUES
Mine production	$528,007	$381,044	$306,892
PGM recycling	376,820	168,612	81,788
Other	1,142	6,222	5,752

Total revenues	905,969	555,878	394,432

COSTS AND EXPENSES
Costs of metals sold:
Mine production	269,573	229,986	209,140
PGM recycling	358,566	157,310	75,920
Other	1,141	6,379	5,741

Total costs of metals sold	629,280	393,675	290,801
Depletion, depreciation and amortization:
Mine production	61,312	71,121	70,239
PGM recycling	1,066	472	178

Total depletion, depreciation and amortization	62,378	71,593	70,417

Total costs of revenues	691,658	465,268	361,218
Marketing	11,810	2,415	1,987
Research and development	2,238	—	—
Exploration	2,513	—	—
General and administrative	42,072	33,016	25,080
Losses on trade receivables and inventory purchases	600	595	1,051
Impairments of long-term investments	—	—	119
(Gain)/loss on disposal of property, plant and equipment	(128)	(128)	689

Total costs and expenses	750,763	501,166	390,144

OPERATING INCOME	155,206	54,712	4,288

OTHER INCOME (EXPENSE)
Other	68	(6)	79
Interest income	3,574	2,144	1,846
Interest expense	(6,548)	(6,536)	(6,801)
Foreign currency transaction gain	3,230	51	—
Induced conversion loss	—	—	(8,097)

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	155,530	50,365	(8,685)

Income tax (provision) benefit	(11,235)	—	30

NET INCOME (LOSS)	144,295	50,365	(8,655)

Other comprehensive income (loss), net of tax	(109)	(762)	70

COMPREHENSIVE INCOME (LOSS)	$144,186	$49,603	$(8,585)

BASIC AND DILUTED INCOME (LOSS) PER SHARE

Net income (loss)	$144,295	$50,365	$(8,655)

Weighted average common shares outstanding
Basic	105,846	97,967	94,852
Diluted	113,946	99,209	94,852

Basic income (loss) per share	$1.36	$0.51	$(0.09)

Diluted income (loss) per share	$1.30	$0.51	$(0.09)

See accompanying notes to the consolidated financial statements.

STILLWATER MINING COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

December 31,	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$109,097	$19,363
Investments, at fair market value	49,533	188,988
Inventories	131,856	101,806
Trade receivables	6,188	7,380
Deferred income taxes	96,036	17,890
Other current assets	9,433	13,940

Total current assets	402,143	349,367
Mineral properties	596,686	172,649
Property, plant and equipment, net	367,727	337,138
Restricted cash	25,070	38,070
Other noncurrent assets	11,915	12,246

Total assets	$1,403,541	$909,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,880	$19,405
Accrued compensation and benefits	27,573	24,746
Property, production and franchise taxes payable	14,071	10,999
Income taxes payable	1,235	—
Other current liabilities	4,576	3,052

Total current liabilities	74,335	58,202
Long-term debt	196,046	196,010
Deferred income taxes	270,101	53,859
Accrued workers compensation	6,056	7,155
Asset retirement obligation	7,331	6,747
Other noncurrent liabilities	5,704	4,425

Total liabilities	$559,573	$326,398

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 115,375,604 and 101,881,816 shares issued and outstanding	1,154	1,019
Paid-in capital	878,050	761,475
Accumulated deficit	(34,275)	(178,570)
Accumulated other comprehensive loss	(961)	(852)

Total stockholders’ equity	843,968	583,072

Total liabilities and stockholders’ equity	$1,403,541	$909,470

See accompanying notes to the consolidated financial statements.

STILLWATER MINING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Year ended December 31,	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$144,295	$50,365	$(8,655)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depletion, depreciation and amortization	62,378	71,593	70,417
Lower of cost or market inventory adjustment	—	—	6,626
Induced conversion loss	—	—	8,097
Impairment of long-term investments	—	—	119
Losses on trade receivables and inventory purchases	600	595	1,051
(Gain)/loss on disposal of property, plant and equipment	(128)	(128)	689
Accretion of asset retirement obligation	584	538	606
Amortization of debt issuance costs	988	979	1,036
Share based compensation and other benefits	12,358	12,366	11,441

Changes in operating assets and liabilities:
Inventories	(34,143)	(12,474)	(22,793)
Trade receivables	1,192	(5,307)	296
Accrued compensation and benefits	2,822	(1,735)	2,379
Accounts payable	4,012	10,202	(5,761)
Property, production and franchise taxes payable	4,338	1,164	(937)
Income taxes payable	1,235	—	—
Workers compensation	(1,099)	2,418	(2,024)
Restricted cash	13,000	(25)	(2,450)
Other	7,251	(6,654)	(465)

NET CASH PROVIDED BY OPERATING ACTIVITIES	219,683	123,897	59,672

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(101,940)	(50,263)	(39,534)
Purchase of Marathon PGM assets	—	(63,649)	—
Purchase of Peregrine Metals Ltd. assets	(166,361)	—	—
Purchase of long-term investment	(616)	(3,858)	—
Proceeds from disposal of property, plant and equipment	277	470	603
Purchases of investments	(106,417)	(243,693)	(47,551)
Proceeds from maturities of investments	245,464	88,959	31,759

NET CASH USED IN INVESTING ACTIVITIES	(129,593)	(272,034)	(54,723)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	—	—	(97)
Payments for debt issuance costs	(1,143)	—	—
Issuance of common stock	787	844	9

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(356)	844	(88)

CASH AND CASH EQUIVALENTS
Net increase (decrease)	89,734	(147,293)	4,861
Balance at beginning of period	19,363	166,656	161,795

BALANCE AT END OF PERIOD	$109,097	$19,363	$166,656

See accompanying notes to the consolidated financial statements.

STILLWATER MINING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE AT DECEMBER 31, 2008	93,666	$937	$640,657	$(220,280)	$(160)	$421,154

Net loss	—	—	—	(8,655)	—	(8,655)
Change in fair market value of securities	—	—	—	—	70	70
Common stock issued under employee benefit plans	887	9	4,758	—	—	4,767
Stock option expense	—	—	238	—	—	238
Common stock issued under stock plans	2	—	9	—	—	9
Common stock issued under Directors’ deferral plan	7	—	32	—	—	32
Nonvested shares of common stock granted to officers and employees	327	3	—	—	—	3

Common stock issued for conversion of long-term debt	1,843	18	22,774	—	—	22,792
Amortization of unearned nonvested stock	—	—	6,463	—	—	6,463
Forfeiture of nonvested stock	—	—	(62)	—	—	(62)

BALANCE AT DECEMBER 31, 2009	96,732	$967	$674,869	$(228,935)	$(90)	$446,811

Net income	—	—	—	50,365	—	50,365
Change in fair market value of securities	—	—	—	—	(762)	(762)
Common stock issued under employee benefit plans	319	3	4,442	—	—	4,445
Stock option expense	—	—	160	—	—	160
Common stock issued under stock plans	90	1	843	—	—	844
Common stock issued under Directors’ deferral plan	3	—	75	—	—	75
Nonvested shares of common stock granted to officers and employees	856	9	—	—	—	9
Common stock issued for acquisition of Marathon PGM assets	3,882	39	73,409	—	—	73,448
Amortization of unearned nonvested stock	—	—	7,775	—	—	7,775
Forfeiture of nonvested stock	—	—	(98)	—	—	(98)

BALANCE AT DECEMBER 31, 2010	101,882	$1,019	$761,475	$(178,570)	$(852)	$583,072

Net income	—	—	—	144,295	—	144,295
Change in fair market value of securities	—	—	—	—	(109)	(109)
Common stock issued under employee benefit plans	371	4	5,618	—	—	5,622
Stock option expense	—	—	231	—	—	231
Common stock issued under stock plans	52	—	787	—	—	787
Common stock issued under Directors’ deferral plan	7	—	81	—	—	81
Nonvested shares of common stock granted to officers and employees	686	7	—	—	—	7
Common stock issued for acquisition of Benton Resources Corp. property	348	4	6,915	—	—	6,919
Common stock issued for acquisition of Peregrine Metals Ltd. assets	12,030	120	96,532	—	—	96,652
Amortization of unearned nonvested stock	—	—	6,453	—	—	6,453
Forfeiture of nonvested stock	—	—	(42)	—	—	(42)

BALANCE AT DECEMBER 31, 2011	115,376	$1,154	$878,050	$(34,275)	$(961)	$843,968

See accompanying notes to the consolidated financial statements.

STILLWATER MINING COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

NATURE OF OPERATIONS

Stillwater Mining Company (the Company) is engaged in the development, extraction, processing, refining and marketing of palladium, platinum and associated metals (platinum group metals or PGMs) from a geological formation in south central Montana known as the J-M Reef and from the recycling of spent catalytic converters. The Company is also engaged in expanding its mining operations on the J-M Reef, developing its Marathon PGM/copper property adjacent to Lake Superior in the province of Ontario, Canada and advancing the exploration of its Altar copper/gold property in the province of San Juan Argentina.

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

The Company has two new expansion projects along the J-M Reef. The first of these, known as the Blitz project, will develop new underground drifts on two levels from the current Stillwater Mine toward the eastern extremity of the reef. The other project, known as the Graham Creek, will develop about 8,200 feet toward the west from the existing East Boulder Mine infrastructure.

Besides processing mine concentrates, the Company also recycles spent catalyst material acquired from third parties at the smelter and base metal refinery to recover the contained PGMs – palladium, platinum and rhodium. The Company currently has catalyst sourcing arrangements with various suppliers who ship spent catalysts to the Company for processing to recover the PGMs. The Company smelts and refines the spent catalysts within the same process stream as the mined production. The Company both purchases recycling materials for its own account and processes them on behalf of others for a fee.

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

INVESTMENTS

Investment securities at December 31, 2011 and 2010, consist of a mutual fund and federal agency notes and commercial paper with stated maturities less than two years. All securities are deemed by management to be available-for-sale and are reported at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction of the carrying amount of the security to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

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

RECEIVABLES

Trade receivables and other receivable balances recorded in other current assets are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. The Company determined that no allowance against its receivable balances at December 31, 2011 and 2010 were necessary. The Company wrote off $0.6 million of its trade receivable balance in 2009.

MINERAL PROPERTIES

Costs of acquiring mineral properties and mineral rights are capitalized as incurred. Prior to acquiring such mineral properties or mineral rights, the Company generally makes a preliminary evaluation to determine that the mineral property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a mineral property’s potential is variable and is determined by many factors including: location relative to existing infrastructure, the mineral property’s stage of development, geological controls and metal prices. When it has been determined that a mineral property can be commercially developed, mining development costs incurred to develop the mineral property are capitalized. Mining exploration costs are expensed as incurred. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on the quantities of recoverable metal. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the mineral property has no future economic value. Costs incurred to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment.

PROPERTY, PLANT AND EQUIPMENT

Plant facilities and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from three to seven years or, for capital leases, the term of the related leases, if shorter. Maintenance and repairs are charged to cost of revenues as incurred.

Capitalized mine development costs are expenditures incurred to increase existing production, develop new ore bodies or develop mineral property substantially in advance of production. Capitalized mine development costs include a vertical shaft, multiple surface adits and underground infrastructure development including footwall laterals, ramps, rail and transportation, electrical and ventilation systems, shop facilities, material handling areas, ore handling facilities, dewatering and pumping facilities. These expenditures are capitalized and amortized over the life of the mine or over a shorter mining period, depending on the period benefitted by those expenditures, using the units-of-production method. The Company utilizes total proven and probable ore reserves, measured in tons, as the basis for determining the life of mine and uses the ore reserves in the immediate and relevant vicinity as the basis for determining the shorter mining period.

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

Expenditures incurred to sustain existing production and directly access specific ore reserve blocks or stopes provide benefit to ore reserve production over limited periods of time (secondary development) and are charged to operations as incurred. These costs include ramp and stope access excavations from the primary haulage levels (footwall laterals), stope material re-handling/laydown excavations, stope ore and waste pass excavations and chute installations, stope ventilation raise excavations and stope utility and pipe raise excavations.

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

ASSET IMPAIRMENT

The Company reviews and evaluates its long-lived assets, including mineral properties, for impairment when events or changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Future cash flows include estimates of recoverable ounces, PGM prices (historical prices or third-party projections of future prices, long-term sales contracts prices, price trends and related factors), production levels and capital and reclamation expenditures, all based on life-of-mine plans and projections. If the assets are impaired, a calculation of fair market value is performed, and if the fair market value is lower than the carrying value of the assets, the assets are reduced to their fair market value.

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

REVENUE RECOGNITION

Revenue is comprised of mine production revenue, PGM recycling revenue and other sales revenue. Mine production revenue consists of the sales of palladium and platinum extracted by the Company’s mining operations, including any realized hedging gains or losses, and is reduced by sales discounts associated with long-term sales agreements. Mine production revenue also consists of the sales of by-products (rhodium, gold, silver, copper and nickel) extracted by mining operations. PGM recycling revenue consists of the sales of recycled palladium, platinum and rhodium derived from spent catalytic materials, including any unrealized and realized hedging gains or losses. Other sales revenue consists of sales of PGMs that were acquired on the open market for resale.

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

In assessing the realizability of U.S. and foreign deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Each quarter, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been provided at December 31, 2011 and 2010, for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized.

STOCK-BASED COMPENSATION

Costs resulting from all share-based payment transactions are recognized in the financial statements over the respective vesting periods and determined using a fair-value-based measurement method. The fair values for stock options and other stock-based compensation awards issued to employees are estimated at the date of grant using a Black-Scholes option pricing model.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised and the Company’s convertible debt was converted. Reported net income was adjusted for the interest expense (including amortization expense of deferred debt fees) and the related income tax effect for the convertible debentures in the computation of basic and diluted earnings per share as of December 31, 2011. No adjustments were made to reported net income (loss) in the computation of basic or diluted earnings (loss) per share as of December 31, 2010 or 2009. The Company currently has only one class of equity shares outstanding.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders’ equity that result from transactions and events other than those with stockholders. The Company’s only significant elements of other comprehensive income in 2011, 2010 and 2009 consisted of unrealized gains and losses related to available-for-sale marketable securities.

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

FOREIGN CURRENCY TRANSACTIONS

The functional currency of the Company’s Canadian and South American subsidiaries is the U.S. dollar. Gains or losses resulting from transactions denominated in Canadian and South American currencies are included in net income in the consolidated statements of operations and comprehensive income (loss).

RECLASSIFICATION

Prior year amount of $172.6 million disclosed for mineral properties has been reclassified from property, plant and equipment, net, to mineral properties to conform to the current year presentation on the Company’s consolidated balance sheet.

NOTE 3

ACQUISITION

The Company acquired the assets of Peregrine Metals Ltd., a Canadian exploration company, on October 4, 2011 for $166.4 million in cash (net of cash acquired) and approximately 12.03 million Stillwater common shares with a fair value of $96.5 million on the date of acquisition.

The following table summarizes the final allocation of the total consideration paid for the assets acquired at the date of the acquisition:

(In thousands)
Total Consideration
Cash paid	$199,616
Cash received	(33,255)
Company common stock	96,482
Company replacement options	170
Liabilities assumed	1,368
Deferred income tax liability	141,083

Total consideration	$405,464

Allocation of Total Consideration to Assets Acquired
Other assets	$1,953
Mineral properties	403,095
Property, plant and equipment	416

Total assets	$405,464

The Company acquired the PGM assets of Marathon PGM Corporation on November 30, 2010 for $63.3 million in cash and 3.88 million Stillwater common shares with a fair value of $73.4 million. The principal property acquired was a PGM and copper deposit located near the town of Marathon, Ontario, Canada. The Marathon deposit is currently in the permitting stage and will not be in production for several years.

The following table summarizes the final allocation of the total consideration paid for the assets acquired at the date of the acquisition:

(In thousands)
Total Consideration
Cash paid	$63,649
Company common stock	73,448
Liabilities assumed	361
Deferred income tax liability	35,969

Total consideration	$173,427

Allocation of Total Consideration to Assets Acquired
Current assets	$146
Property, plant and equipment
Vehicles	39
Land and buildings	593
Mineral properties	172,649

Total assets	$173,427

NOTE 4

SALES

MINE PRODUCTION

The Company mines and processes ores containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to third party refineries for final processing from where they are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity (rhodium of 99.9%) in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product precious metals are normally sold at market prices to customers, brokers or outside refiners. By-products of copper and nickel are produced by the Company at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are included in revenues from mine production. During 2011, 2010 and 2009, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $36.0 million, $28.0 million and $23.6 million, respectively.

The Company has a three-year supply agreement with General Motors Corporation (GM) that took effect in January 2011 that provides for fixed quantities of palladium to be delivered each month. The agreement provides for pricing at a small discount to a trailing market price. The Company currently also has a one-year platinum supply agreement with Tiffany & Co. One-year agreements with Johnson Matthey and Ford are pending, and are proceeding on a month-to-month basis pending finalization. In total, the four agreements commit the Company to deliver up to 350,000 ounces of palladium and 81,000 ounces of platinum during 2012. Pricing in these contracts also is market-based. The Company currently sells its remaining mine production under month-to-month and spot sales agreements.

PGM RECYCLING

The Company purchases spent catalyst materials from third parties and processes these materials in its facilities in Columbus, Montana to recover palladium, platinum and rhodium for sale. It also accepts material supplied from third parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company has entered into sourcing arrangements for catalyst material with several suppliers. Under these sourcing arrangements as currently structured, the Company in some cases may advance cash against a shipment of material shortly before actually receiving the physical shipment. These advances are included in Other current assets on the Company’s consolidated balance sheet until such time as the material has been physically received and title has transferred to the Company. The Company holds a security interest in materials procured by its largest supplier that have not been received by the Company. Once the material is physically received and title has transferred, the associated advance is reclassified from Other current assets into Inventories. Finance charges collected on advances and inventories prior to being earned are included in Other current liabilities on the Company’s consolidated balance sheet. Finance charges are reclassed from Other current liabilities to Interest income ratably from the time the advance was made until the outturn date of the inventory. The Company recorded write-downs of advances on these recycling inventory purchases of $0.6 million during 2011 and 2010 and $0.5 million during 2009.

Typically at the same time the Company purchases recycling material it enters into a fixed forward contract for future delivery of the PGMs contained in the recycled material at a price consistent with the purchase cost of the recycled material. The contract commits the Company to deliver finished metal on a specified date that normally corresponds to the expected outturn date for the metal from the final refiner. The purpose of this arrangement is to eliminate the Company’s exposure to fluctuations in market prices during processing, while at the same time creating an obligation for the Company to deliver metal at a future point in time that could be subject to operational risks. If the Company were unable to complete the processing of the recycled material by the contractual delivery date, it could be required to purchase finished metal in the open market to cover its delivery commitments, and then would bear the cost (or benefit) of any change in the market price relative to the price stipulated in the delivery contract.

OTHER

The Company makes other open market purchases of PGMs from time to time for resale to third parties. The Company recognized revenue of $1.1 million, $6.2 million and $5.8 million on PGMs purchased in the open market and re-sold for the year ended December 31, 2011, 2010 and 2009, respectively.

NOTE 5

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

PGM RECYCLING

The Company customarily enters into fixed forward sales relating to PGM recycling of catalysts materials. The metals from PGM recycled materials are typically sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. All of these fixed forward sales contracts open at December 31, 2011, will settle at various periods through May 2012. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. As of December 31, 2011 and 2010, no such margin deposits were outstanding or due.

Occasionally the Company also enters into financially settled forward contracts on recycled materials for which it hasn’t entered into a fixed forward sale. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal on a specific future date. No financially settled forward contracts were outstanding at December 31, 2011 and 2010. The Company generally has not designated these contracts as cash flow hedges, so they are marked to market at the end of each accounting period. The change in the fair value of the derivatives is reflected in the income statement. The corresponding net realized loss on these derivatives was $0.2 million in 2009 and was recorded as a component of recycling revenue. There was no corresponding net realized gain or loss on these derivatives in 2011 and 2010.

The following is a summary of the Company’s commodity derivatives as of December 31, 2011:

PGM Recycling:
Fixed Forwards
	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price
First Quarter 2012	21,729	$1,546	35,605	$638	6,350	$1,597
Second Quarter 2012	274	$1,445	870	$641	736	$1,369

The Following is the Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods ended December 31,

(In thousands)

Derivatives Not Designated as Cash Flow Hedges	Location of Gain/(Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income
		2011	2010	2009

Fixed forward contracts	Other revenue	$—	$—	$5

Fixed forward contracts	Other revenue	$—	$—	$(2)

Fixed forward contracts	PGM recycling revenue	$—	$—	$243

Fixed forward contracts	PGM recycling revenue	$—	$—	$(47)

NOTE 6

SHARE-BASED COMPENSATION

STOCK PLANS

The Company sponsors stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. Effective March 1, 2011, the Company ceased offering stock options as incentive compensation to employees and non-employee directors and in the future expects to issue only cash awards or nonvested shares in lieu of stock options. The Company has options outstanding under three separate plans: the 1994 Incentive Plan, the General Plan and the 2004 Equity Incentive Plan. The 1994 Incentive Plan and the General Plan have been terminated. While no additional options may be issued under the two terminated plans, options issued prior to plan termination remain outstanding. Authorized shares of common stock have been reserved for options that were issued prior to the expiration of the 1994 Incentive Plan and the General Plan. At inception of the three plans, approximately 7.8 million shares of common stock were authorized for issuance under the Plans, including approximately 5.2 million, 1.4 million and 1.2 million shares for the 2004 Equity Incentive Plan, the General Plan and the 1994 Incentive Plan, respectively. Options for approximately 1.0 million shares were available and reserved for grant under the 2004 Equity Incentive Plan as of December 31, 2011.

The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise period, vesting period and all other terms of instruments issued under the Plans. Directors’ options vest over a six month period after date of grant. Employees’ options vest ratably over a three year period after date of grant. Officers’ and directors’ options expire ten years after the date of grant. All other options expire five to ten years after the date of grant, depending upon the original grant date. The Company received approximately $0.8 million, $0.8 million and $9,200, in cash from the exercise of stock options in 2011, 2010 and 2009, respectively.

The Company issued 96,154 replacement options to Peregrine Metals Ltd. shareholders upon closing the acquisition of Peregrine Metals Ltd. in the fourth quarter of 2011. These replacement options were included as part of the total consideration paid.

NONVESTED SHARES:

Nonvested shares granted as of December 31, 2011, 2010, and 2009, are detailed in the following table:

Year ended December 31,	Nonvested Shares	Weighted- Average Grant- Date Fair Value
Nonvested shares at December 31, 2008	885,755	$15.38
Granted	1,422,658	0.31
Vested	(327,588)	12.80
Forfeited	(14,055)	7.65

Nonvested shares at December 31, 2009	1,966,770	$4.96

Granted	722,812	11.77
Vested	(1,109,728)	5.66
Forfeited	(15,968)	7.40

Nonvested shares at December 31, 2010	1,563,886	$7.51

Granted	369,417	22.49
Vested	(429,425)	15.10
Forfeited	(1,267)	18.78

Nonvested shares at December 31, 2011	1,502,611	$10.95

Compensation expense, included within General and administrative in the Consolidated Statements of Operations and Comprehensive Income (Loss), related to grants of nonvested shares for years ended 2011, 2010 and 2009 was $6.4 million, $7.7 million and $6.4 million, respectively.

The following table presents the compensation expense of the nonvested shares outstanding at December 31, 2011 to be recognized over the remaining vesting periods:

(in millions)	Compensation Expense
2012	$5.1
2013	2.9
2014	0.3

Total	$8.3

DEFERRAL PLANS

The Stillwater Mining Company Non-Employee Directors’ Deferral Plan, allows non-employee directors to defer all or any portion of the compensation received as directors, in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). The plan provides for a Company matching contribution equal to 20% of the participant’s deferred stock amount. Each participant elects the form of the Company match (cash or Company common stock). Compensation expense that was deferred in common stock related to the Non-Employee Directors’ Deferral Plan was $69,150, $37,350 and $34,900 in 2011, 2010, and 2009, respectively. The Company match was made in Company common stock. There were no cash deferrals related to the Non-Employee Directors’ Deferral Plan in 2011. In 2010, compensation expense that was deferred in cash related to the Non-Employee Directors’ Deferral Plan was $88,700.

The Stillwater Mining Company Nonqualified Deferred Compensation Plan, allows officers of the Company to defer up to 60% of their salaries and up to 100% of cash compensation other than salary in accordance with the provisions of Section 409A of the Internal Revenue Code and associated Treasury regulations. All amounts deferred under this plan are fully vested, and each participant elects the deferral period and form of the compensation (cash or Company common stock). For each Plan year, the Company matches the amount of compensation deferred during that year up to a maximum of 6% of the participant’s total compensation for the calendar year. Compensation expense deferred in cash was $248,800, $226,400 and $171,500 in 2011, 2010, and 2009, respectively.

STOCK OPTIONS

The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant using a Black-Scholes option pricing model. Stock option grants to employees generally vest in annual installments over a three year period. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture. The compensation expense recorded in General and administrative expense related to the fair value of stock options was approximately $0.2 million for each of the reporting periods, 2011, 2010 and 2009.

The fair value for options in 2011, 2010 and 2009 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,	2011	2010	2009

Weighted average expected lives (years)	3.5	3.6	3.6
Interest rate	0.8%	1.3%	1.9%
Volatility	67%	67%	67%
Dividend yield	—	—	—

Stock option activity for the years ended December 31, 2011, 2010 and 2009, is summarized as follows (excluding the effect of nonvested shares):

	Shares	Weighted Average Exercise Price	Weighted- Average Grant- Date Fair Value
Options outstanding at December 31, 2008	1,029,660	$21.52
Options exercisable at December 31, 2008	905,266	22.90
2009 Activity
Options granted	6,984	7.26	$3.58
Options exercised	(1,699)	5.41
Options canceled/forfeited	(241,887)	23.36

Options outstanding at December 31, 2009	793,058	$20.87
Options exercisable at December 31, 2009	742,123	21.56
2010 Activity
Options granted	47,892	15.52	$7.52
Options exercised	(89,971)	9.38
Options canceled/forfeited	(154,440)	27.20

Options outstanding at December 31, 2010	596,539	$20.53
Options exercisable at December 31, 2010	546,324	21.49
2011 Activity
Options granted	103,479	6.87	$5.14
Options exercised	(52,131)	15.10
Options canceled/forfeited	(155,175)	33.25

Options outstanding at December 31, 2011	492,712	$14.22
Options exercisable at December 31, 2011	455,566	14.06

The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.4 million, $0.6 million, and $6,000, respectively. At December 31, 2011, the total intrinsic value was $0.7 million and $0.6 million for stock options outstanding and exercisable, respectively. The Company issued 96,154 replacement options to Peregrine Metals Ltd. shareholders upon closing the acquisition of Peregrine Metals Ltd. in the fourth quarter of 2011. These replacement options were included as part of the total consideration paid.

The following table summarizes information for outstanding and exercisable options as of December 31, 2011:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.69 - $ 4.66	26,220	3.1	$1.98	26,220	$1.98
$ 4.67 - $ 9.33	115,067	3.7	$6.74	113,254	$6.74
$ 9.34 - $13.99	45,559	5.9	$12.02	33,102	$12.06
$14.00 - $18.65	73,942	2.9	$15.59	67,158	$15.50
$18.66 - $23.31	230,324	0.9	$19.28	215,832	$19.23
$23.32 - $24.55	1,600	9.1	$24.41	—	$—

	492,712	2.4	$14.22	455,566	$14.06

A summary of the status of the Company’s nonvested stock options as of December 31, 2011, and changes during the year then ended, is presented below:

Nonvested Options	Options	Weighted- Average Grant- Date Fair Value

Nonvested options at January 1, 2011	65,215	$6.77
Options granted	103,479	5.14
Options vested	(126,955)	5.06
Options forfeited	(4,593)	8.59

Nonvested options at December 31, 2011	37,146	$7.86

Total compensation cost related to nonvested stock options not yet recognized is $96,800, $32,700 and $500 for 2012, 2013 and 2014, respectively.

EMPLOYEE BENEFIT PLANS

The Company has two savings plans, which qualify under section 401(k) of the U.S. Internal Revenue Code, covering essentially all non-bargaining and bargaining employees. Employees may elect to contribute up to 60% of eligible compensation, subject to the Employee Retirement Income Security Act of 1974 (ERISA) limitations. The Company is required to make matching contributions equal to 100% of the employee’s contribution up to 6% of the employee’s compensation. Matching contributions are made with common stock of the Company. During 2011, 2010 and 2009, the Company issued approximately 0.4 million, 0.3 million and 0.9 million shares of common stock, respectively, with a market value on the respective grant dates of $5.6 million, $4.4 million and $4.8 million, respectively, to match employees’ contributions. The Company made no cash contributions to the plans in 2011, 2010 or 2009.

NOTE 7

INCOME TAXES

The components of the Company’s deferred tax liabilities (assets) are comprised of the following temporary differences and carry forwards at December 31, 2011 and 2010:

December 31, (In thousands)	2011	2010
Mine development costs-US	$94,661	$83,898
Mine development costs-Canada	35,969	35,969
Mine development costs-South America	138,096	—

Total deferred tax liabilities	268,726	119,867

Noncurrent liabilities	(11,997)	(10,984)
Property and equipment	(20,360)	(29,673)
Current liabilities	(18,493)	(17,217)
Long-term investments	(1,376)	(1,376)
Inventory	(1,326)	(548)
Recycling inventory adjustment	—	(125)
AMT credit carryforward	(11,709)	—
Net operating loss and other carryforwards	(112,275)	(120,236)

Total deferred tax assets	(177,536)	(180,159)
Valuation allowance	82,875	96,261

Net deferred tax assets	(94,661)	(83,898)

Net deferred tax liabilities	$174,065	$35,969

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company provided a valuation allowance in 2011 and 2010 to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of the net operating loss carry forwards (NOL’s) as management considers it more likely than not that the NOL’s will not be realized based upon projected future taxable income. The NOL’s above represent $110,900 from U.S. operations and $1,375 from foreign operations.

Reconciliation of the income tax provision at the applicable statutory income tax rates to the effective rate is as follows:

Year ended December 31, (In thousands)	2011	2010	2009

Income (loss) before income taxes	$155,530	$50,365	$(8,685)

Income tax (benefit) or expense at statutory rates	$53,648	$17,642	$(3,237)
State income tax (benefit) or expense, net of federal benefit	6,898	2,212	(406)
Percentage depletion	(37,163)	—	—
Change in valuation allowance	(13,386)	(16,757)	(1,931)
Other	1,238	(3,097)	5,544

Net income tax (benefit) expense	$11,235	$—	$(30)

At December 31, 2011, income before income taxes included $2.987 million in foreign currency adjustments.

At December 31, 2011, the Company had approximately $304.9 million of regular tax net operating loss carry forwards expiring during 2012 through 2030. Usage of $174.5 million of these net operating losses is limited to approximately $9.5 million annually as a result of the change in control of the Company that occurred in connection with the Norilsk Nickel transaction in 2003. Usage of $130.4 million of these net operating losses is limited to approximately $79.0 million annually as a result of the exit of Norilsk Nickel in 2010.

The Company recorded a tax benefit of $30,000 in 2009, related to a refundable minimum tax credit. No cash payments for income taxes related to state tax payments were made in 2011, 2010, or 2009. A US federal estimated tax payment in the amount of $10.0 million was made in 2011.

The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax provision in the Consolidated Statements of Operations and Comprehensive Income (Loss). There was no interest or penalties for the year ended December 31, 2011. The tax years subject to examination by the taxing authorities are the years ending December 31, 2010, 2009 and 2008.

NOTE 8

COMPREHENSIVE LOSS

Comprehensive loss consists of earnings items and other gains and losses affecting stockholders’ equity that are excluded from current net income. As of December 31, 2011 and 2010, such items consisted of unrealized losses on available-for-sale marketable securities.

The following summary sets forth the changes in Accumulated other comprehensive loss during 2011, 2010 and 2009:

(In thousands)	Available for Sale Securities
Balance at December 31, 2008	$(160)

Change in value	70

Comprehensive income	$70

Balance at December 31, 2009	$(90)

Change in value	(762)

Comprehensive loss	$(762)

Balance at December 31, 2010	$(852)

Change in value	(109)

Comprehensive loss	$(109)

Balance at December 31, 2011	$(961)

NOTE 9

SEGMENT INFORMATION

The Company operates five reportable business segments: Mine Production, PGM Recycling, Canadian Properties, South American Properties and All Other. These segments are managed separately based on fundamental differences in their operations and geographic separation.

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

The South American Properties segment consists of the Peregrine Metals Ltd. assets. The principal Peregrine property acquired is a copper-gold discovery, located in the San Juan province of Argentina. The Peregrine deposit is currently in the exploration stage. Financial information available for this segment of the Company consists of total asset values, general and administrative costs and exploration costs.

The All Other group primarily consists of assets, revenues, and expenses of various corporate and support functions.

The Company evaluates performance and allocates resources based on income or loss before income taxes.

The following financial information relates to the Company’s business segments:

(In thousands)	Mine	PGM	Canadian	South American	All
Year ended December 31, 2011	Production	Recycling	Properties	Properties	Other	Total
Revenues	$528,007	$376,820	$—	$—	$1,142	$905,969
Depletion, depreciation and amortization	$61,312	$1,066	$—	$—	$—	$62,378
Interest income	$—	$2,228	$—	$66	$1,280	$3,574
Interest expense	$—	$—	$—	$—	$6,548	$6,548
Income (loss) before income tax benefit (provision)	$197,250	$18,816	$(2,576)	$(2,097)	$(55,863)	$155,530
Capital expenditures	$88,056	$243	$13,470	$63	$108	$101,940
Total assets	$416,740	$70,901	$196,706	$440,942	$278,252	$1,403,541

(In thousands)	Mine	PGM	Canadian	South American	All
Year ended December 31, 2010	Production	Recycling	Properties	Properties	Other	Total
Revenues	$381,044	$168,612	$—	$—	$6,222	$555,878
Depletion, depreciation and amortization	$71,121	$472	$—	$—	$—	$71,593
Interest income	$—	$1,240	$—	$—	$904	$2,144
Interest expense	$—	$—	$—	$—	$6,536	$6,536
Income (loss) before income tax benefit (provision)	$80,072	$11,475	$(40)	$—	$(41,142)	$50,365
Capital expenditures	$44,703	$5,022	$46	$—	$492	$50,263
Total assets	$384,377	$51,223	$182,080	$—	$291,790	$909,470

(In thousands)	Mine	PGM	Canadian	South American	All
Year ended December 31, 2009	Production	Recycling	Properties	Properties	Other	Total
Revenues	$306,892	$81,788	$—	$—	$5,752	$394,432
Depletion, depreciation and amortization	$70,239	$178	$—	$—	$—	$70,417
Interest income	$—	$786	$—	$—	$1,060	$1,846
Interest expense	$—	$—	$—	$—	$6,801	$6,801
Income (loss) before induced conversion loss	$26,873	$6,473	$—	$—	$(33,934)	$(588)
Induced conversion loss	$—	$—	$—	$—	$8,097	$8,097
Income (loss) before income tax benefit (provision)	$26,873	$6,473	$—	$—	$(42,031)	$(8,685)
Capital expenditures	$38,520	$911	$—	$—	$103	$39,534
Total assets	$408,146	$31,283	$—	$—	$285,766	$725,195

NOTE 10

INVESTMENTS

The cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale investment securities by major security type and class of security at December 31, are as follows:

(In thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
2011

Federal agency notes	$18,759	$—	$(138)	$18,621
Commercial paper	31,795	—	(883)	30,912
Mutual funds	1,219	60	—	1,279

Total	$51,773	$60	$(1,021)	$50,812

2010
Federal agency notes	$147,925	$—	$(316)	$147,609
Commercial paper	42,036	—	(657)	41,379
Mutual funds	971	121	—	1,092

Total	$190,932	$121	$(973)	$190,080

The mutual funds included in the investment table above are included in Other noncurrent assets on the consolidated balance sheet.

NOTE 11

INVENTORIES

For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. In order to reflect inventory costs in excess of market values, the Company, during 2009 reduced the aggregate inventory carrying value of certain components of its in-process and finished goods inventories by $6.6 million. No reduction to inventory value was necessary during 2011 and 2010.

The costs of PGM inventories as of any date are determined based on combined production costs per ounce and include all inventoriable production costs, including direct labor, direct materials, depreciation and amortization and other overhead costs relating to mining and processing activities incurred as of such date.

Inventories reflected in the accompanying balance sheets at December 31, consisted of the following:

(In thousands)	2011	2010

Metals inventory
Raw ore	$1,179	$943
Concentrate and in-process	43,379	40,818
Finished goods	66,194	42,236

	110,752	83,997
Materials and supplies	21,104	17,809

Total inventory	$131,856	$101,806

The Company also holds in its possession, materials it processes on a toll basis for customers until the tolled material is transported to a third party refiner.

NOTE 12

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised or vested and the Company’s convertible debt was converted. Reported net income was adjusted for the interest expense (including amortization expense of deferred debt fees) and the related income tax effect for the convertible debentures. The Company currently has only one class of equity shares outstanding.

A total of 59,607 stock option weighted average shares of common stock were included in the computation of diluted earnings per share for 2011. Outstanding options to purchase 273,965 weighted shares of common stock were excluded from the computation of diluted earnings per share for 2011, because the market price at the end of the period was lower than the exercise price, and therefore the effect would have been antidilutive. A total of 53,013 stock option weighted shares of common stock were included in the computation of diluted earnings per share for 2010. Outstanding options to purchase 439,440 weighted shares of common stock were excluded from the computation of diluted earnings per share for 2010, because the market price at the end of the period was lower than the exercise price, and therefore the effect would have been antidilutive. Outstanding options to purchase 760,619 weighted average shares were excluded from the computation of diluted earnings (loss) per share in 2009 because the Company reported a net loss and so the effect would have been antidilutive and inclusion of these options would have reduced the net loss per share.

The effect of outstanding nonvested shares was to increase diluted weighted average shares outstanding by 957,604 and 1,189,253 shares for 2011 and 2010, respectively. There was no effect of outstanding nonvested shares on diluted weighted average shares outstanding in 2009 because the Company reported a net loss and inclusion of any of these shares would have reduced the net loss per share amounts.

Approximately 7.1 million shares of common stock applicable to the outstanding convertible debentures were included in the computation of diluted weighted average shares in 2011. All shares of common stock applicable to the outstanding convertible debentures were excluded from the computation of diluted weighted average shares in 2010 and 2009 because the net effect of assuming all the debentures were converted would have been antidilutive.

A reconciliation showing the computation of basic and diluted shares and the related impact on income for the twelve- month period ended December 31, 2011 is shown in the following table:

	Twelve Months Ended
(in thousands, except per share amounts)	December 31, 2011
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Net income	$144,295

Basic EPS
Income available to common stockholders	144,295	105,846	$1.36

Effect of Dilutive Securities
Stock options	—	60
Nonvested shares	—	958
1.875% Convertible debentures	3,651	7,082

Diluted EPS
Income available to common stockholders + assumed conversions	$147,946	113,946	$1.30

NOTE 13

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

Amortization expense related to the issuance costs of the debentures was $0.9 million, $0.9 million and $1.0 million in 2011, 2010 and 2009, respectively, and the interest expense on the debentures was $3.1 million, $3.1 million and $3.3 million in 2011, 2010 and 2009, respectively. The Company made cash payments of $3.1 million, $3.1 million and $3.4 million for interest on the debentures during 2011, 2010 and 2009, respectively.

In October 2009, the Company undertook the exchange of $15.0 million face amount of the convertible debentures for 1.84 million shares of the Company’s common stock. The debentures so acquired were retired, leaving $166.5 million face value of the debentures outstanding at December 31, 2009. Because the number of shares issued in the transaction exceeded the 42.5351 shares per $1,000 of face value specified in the bond indenture, the Company expensed the value of the additional shares as an “inducement loss”. Consequently, the Company recorded a loss on the exchange transaction of $8.1 million in 2009.

EXEMPT FACILITY REVENUE BONDS

During 2000, the Company completed a $30.0 million offering of Exempt Facility Revenue Bonds, Series 2000, through the State of Montana Board of Investments. The bonds were issued by the State of Montana Board of Investments to finance a portion of the costs of constructing and equipping certain sewage and solid waste disposal facilities at both the Stillwater Mine and the East Boulder Mine. The bonds mature on July 1, 2020, and have a stated interest rate of 8.00% with interest paid semi-annually. The bonds have an effective interest rate of 8.57%. Net proceeds from the offering were $28.7 million. The balance outstanding for both years ended December 31, 2011 and 2010 was $29.5 million, which is net of unamortized discount of $0.5 million. The Company made cash payments of $2.4 million for interest on the revenue bonds during 2011, 2010 and 2009.

ASSET-BACKED REVOLVING LINE OF CREDIT

Effective December 23, 2011, the Company signed a $100.0 million asset-backed revolving credit agreement with Wells Fargo Capital Finance, incurring debt issuance costs of $1.1 million. Borrowings under this working capital facility are limited to a borrowing base comprised of 85% of eligible accounts receivable and 70% of eligible inventories. Terms of the agreement state that the borrowings will be secured by the Company’s accounts receivable, metals inventories and other accounts. The credit agreement includes a financial covenant requiring the Company’s fixed charge coverage ratio be at least 1.0 to 1.0, as well as other customary restrictions that become tighter as drawings under the facility increase. The facility includes a $50.0 million letter of credit subfacility. Outstanding borrowings under the facility accrue interest at a spread over the London Interbank Offer Rate that varies from 2.25% to 2.75%, decreasing progressively as the percentage drawn against the facility increases. The Company also pays an unused line fee on committed but unutilized commitments under the facility at a rate per annum of 0.375% or 0.5%, depending on utilization of the facility. Subsequent to year end, on January 13, 2012, the Company completed the syndication of this facility to a group of four banks and simultaneously expanded the maximum line of credit to $125.0 million. As of December 31, 2011 there was no drawn balance under this revolving credit facility.

NOTE 14

MINERAL PROPERTIES

Mineral properties at December 31, 2011 and 2010, consisted of the following:

(In thousands)	2011	2010
Ontario Canada
Marathon property	$172,649	$172,649
Land improvements	6,886	—
Benton property	14,056	—
San Juan Argentina
Altar property	403,095	—

Total mineral properties	$596,686	$172,649

NOTE 15

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, consisted of the following:

(In thousands)	2011	2010
Machinery and equipment	$77,734	$55,722
Buildings and structural components	140,962	139,533
Mine development	497,416	452,295
Land	8,091	8,091
Construction-in-progress:
Stillwater Mine	58,510	49,796
East Boulder Mine	16,412	7,096
Other	5,214	2,995

	804,339	715,528
Less accumulated depreciation and amortization	(436,612)	(378,390)

Total property, plant, and equipment	$367,727	$337,138

The Company’s capital expenditures for the years ended December 31, were as follows:

(In thousands)	2011	2010	2009

Stillwater Mine	$69,168	$34,093	$26,682
East Boulder Mine	18,888	6,513	4,447
Marathon project	13,470	45	—
Other	414	9,612	8,405

Total capital expenditures	$101,940	$50,263	$39,534

NOTE 16

ASSET RETIREMENT OBLIGATION

The following summary sets forth the annual changes to the Company’s asset retirement obligation in 2011, 2010 and 2009:

(In thousands)	Stillwater Mine	East Boulder Mine	Total
Balance at December 31, 2008	$5,893	$1,135	$7,028

Accretion expense	507	99	606
Revision of estimated cash flows	(645)	(780)	(1,425)

Balance at December 31, 2009	$5,755	$454	$6,209

Accretion expense	498	40	538

Balance at December 31, 2010	$6,253	$494	$6,747

Accretion expense	541	43	584

Balance at December 31, 2011	$6,794	$537	$7,331

No adjustments were made to the asset retirement obligations in 2011 and 2010. Revisions during 2009 resulted from changes in estimated timing of abandonment. In 2009, the Company increased the estimated mine life of the Stillwater Mine from the year 2030 to 2032; and it increased the estimated mine life of the East Boulder Mine from the year 2055 to 2074.

At December 31, 2011, the Company had posted surety bonds with the State of Montana in the amount of $25.8 million, and had obtained a letter of credit of $7.5 million to satisfy the current $33.3 million of financial guarantee requirements determined by the regulatory agencies. The Company anticipates these financial guarantee requirements may increase once the state finalizes its environmental impact statement (EIS) and bond calculation. The draft EIS was completed in 2011, with a final expected during the second quarter of 2012.

NOTE 17

FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. This hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of each financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Observable inputs other than quoted prices included in Level 1 such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or inputs that are observable or can be corroborated by observable market data.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010 consisted of the following:

	$147,609	$147,609	$147,609	$147,609
(In thousands)	Fair Value Measurements
At December 31, 2011	Total	Level 1	Level 2	Level 3

Mutual funds	$1,279	$1,279	$—	$—

Investments
Federal agency notes	$18,621	$18,621	$—	$—
Commercial paper	$30,912	$30,912	$—	$—

	$147,609	$147,609	$147,609	$147,609
(In thousands)	Fair Value Measurements
At December 31, 2010	Total	Level 1	Level 2	Level 3

Mutual funds	$1,092	$1,092	$—	$—

Investments
Federal agency notes	$147,609	$147,609	$—	$—
Commercial paper	$41,379	$41,379	$—	$—

The fair value of mutual funds and investments is based on market prices which are readily available. Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive income (loss).

Financial assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2011 and 2010 consisted of the following:

	$193,973	$193,973	$193,973	$193,973
(In thousands)	Fair Value Measurements
At December 31, 2011	Total	Level 1	Level 2	Level 3

Convertible debentures	$160,256	$—	$160,256	$—
Exempt facility revenue bonds	$27,269	$—	$—	$27,269

	$193,973	$193,973	$193,973	$193,973
(In thousands)	Fair Value Measurements
At December 31, 2010	Total	Level 1	Level 2	Level 3

Convertible debentures	$193,973	$—	$193,973	$—
Exempt facility revenue bonds	$26,903	$—	$—	$26,903

The Company used implicit interest rates of comparable unsecured obligations to calculate the fair value of the Company’s $30.0 million 8% Series 2000 exempt facility industrial revenue bonds at December 31, 2011 and 2010. The Company used its current trading data to determine the fair value of the Company’s $166.5 million, 1.875% convertible debentures at December 31, 2011 and 2010.

NOTE 18

RELATED PARTIES

The Palladium Alliance International (PAI) promotes palladium in the worldwide jewelry market. Currently, the PAI receives its funding from the Company. In 2011, 2010 and 2009, the Company made contributions of $11.3 million, $2.1 million and $1.7 million, respectively, to PAI. These contributions are accounted for in marketing expense.

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

OPERATING LEASES

The Company has operating leases for various mining equipment, office equipment and office space expiring at various dates through June 30, 2016. Total rental expense for cancelable and non-cancelable operating leases was $1.5 million, $1.3 million and $1.5 million in 2011, 2010 and 2009, respectively.

Future minimum lease payments for operating leases with terms in excess of one year are as follows:

Year ended (In thousands)	Minimum Lease Payment
2012	$382
2013	282
2014	233
2015	2
2016	1

Total	$900

SIGNIFICANT CUSTOMERS

Total sales to significant customers as a percentage of total revenues for the years ended December 31, were as follows:

	2011	2010	2009
Customer A	28%	17%	21%
Customer B	19%	12%	*
Customer C	17%	49%	53%

	64%	78%	74%

*	Represents less than 10% of total revenues

LABOR UNION CONTRACTS

As of December 31, 2011, the Company had approximately 62% and 17% of its active labor force covered by collective bargaining agreements expiring on June 1, 2015 and December 31, 2015, respectively.

LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

NOTE 20

QUARTERLY DATA (UNAUDITED)

Quarterly earnings data for the years ended December 31, 2011 and 2010 were as follows:

	$253,652	$253,652	$253,652	$253,652
(In thousands, except per share data)	2011 Quarter Ended
	March 31	June 30	September 30	December 31

Revenue	$170,061	$222,605	$253,652	$259,651
Depletion, depreciation and amortization	$16,063	$15,660	$15,628	$15,027
Operating income	$40,939	$49,117	$44,156	$20,994
Net income	$36,192	$42,698	$40,741	$24,664
Comprehensive income	$36,002	$42,784	$40,506	$24,894
Basic earnings per share	$0.35	$0.41	$0.40	$0.21
Diluted earnings per share	$0.34	$0.39	$0.37	$0.21

	$253,652	$253,652	$253,652	$253,652
	2010 Quarter Ended
	March 31	June 30	September 30	December 31

Revenue	$133,471	$134,861	$142,872	$144,674
Depletion, depreciation and amortization	$18,501	$16,628	$18,080	$18,384
Operating income	$14,818	$15,930	$6,428	$17,536
Net income	$13,359	$14,590	$5,883	$16,533
Comprehensive income	$13,165	$14,606	$5,683	$16,149
Basic earnings per share	$0.14	$0.15	$0.06	$0.17
Diluted earnings per share	$0.14	$0.15	$0.06	$0.16

ITEM 9

CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

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

In evaluating the registrant’s internal control over financial reporting, as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, for the quarter ended December 31, 2011, management determined that during the fourth quarter of 2011 there were no changes to the registrant’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

(c)	Internal Control Over Financial Reporting.

The Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011, and has concluded that, as December 31, 2011, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit opinion on the effectiveness of the Company’s internal control over financial reporting. This report appears within Item 8 of this Annual Report on Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2011.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With regard to directors and corporate governance, reference is made to the information set forth under the caption “Nominees for Election” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Set forth below is certain information concerning the individuals who were executive officers of the Company as of December 31, 2011.

Name	Age	Position
Francis R. McAllister	69	Chairman of the Board and Chief Executive Officer
John R. Stark	59	Executive Vice President and Chief Commercial Officer
Gregory A. Wing	62	Vice President and Chief Financial Officer
Terrell I. Ackerman	58	Vice President, Corporate Development
Kevin G. Shiell	54	Vice President, Mining Operations

The following are brief biographies of the Company’s executive officers:

EXECUTIVE OFFICERS

Francis R. McAllister (age 69) was appointed Chairman of the Board and Chief Executive Officer of the Company effective February 12, 2001. Mr. McAllister was appointed a Director of the Company on January 9, 2001. Prior to his appointment to the Board, Mr. McAllister served with ASARCO Incorporated from 1966 to 1999, as Chairman and Chief Executive Officer in 1999, as Chief Operating Officer from 1998 to 1999, as Executive Vice President – Copper Operations from 1993 to 1998, as Chief Financial Officer from 1982 to 1993 and in various professional and management positions from 1966 to 1982. He currently serves on the Board of Directors of Cliffs Natural Resources Incorporated, an iron ore mining company. Mr. McAllister received his MBA from New York University, his Bachelor of Science – Finance from the University of Utah, and attended the Advanced Management Program at Harvard Business School.

John R. Stark (age 59) was appointed Executive Vice President and Chief Commercial Officer effective August 4, 2010. He was appointed Vice President of Human Resources on September 21, 1999, and was subsequently appointed Secretary and Corporate Counsel on May 29, 2001 and July 17, 2001, respectively. In 2003, Mr. Stark assumed the duties and responsibilities of the Chief Commercial Officer (including oversight of the recycling segment). Mr. Stark has a varied background in corporate administration and human resources. He was previously with Molycorp, Inc. in 1996 as Manager of Sales and Administration; Western Mobile, Inc., an international construction material supplier, from 1992 to 1996; and with AMAX Inc. for 13 years until 1992. Mr. Stark received his Juris Doctor degree from the University of Denver School of Law and holds a Bachelor of Arts degree in economics from the University of Montana.

Gregory A. Wing (age 62) has been Vice President and Chief Financial Officer of the Company since March 22, 2004. Previously, Mr. Wing served as the Vice President of Finance and Chief Financial Officer of Black Beauty Coal Company from 1995 through 2003. Prior to joining Black Beauty, Mr. Wing was with The Pittsburg and Midway Coal Mining Company, a subsidiary of Chevron Corporation, as Manager of Financial Planning and Analysis. From 1986 to 1989, he was employed by Chevron Corporation as Senior Analyst in Corporation Planning, and from 1980 to 1986, he was with Arabian American Oil Company in Dhahran, Saudi Arabia. Mr. Wing received a Bachelor of Arts in Physics and an M.B.A in Accounting and Finance, from the University of California at Berkeley.

Terrell I. Ackerman (age 58) is currently Vice President, Corporate Development. Prior to this appointment in August 2011, Mr. Ackerman served as the Vice President, General Manager of East Boulder Operations. He was Vice President of Planning & Processing Operations from March of 2002 to November 2008. Mr. Ackerman joined the Company in March 2000 as Director of Corporate Planning after 2 years as an independent consultant. During 1998 and 1999, Mr. Ackerman conducted feasibility studies, operational and mine planning reviews for various underground operations. Prior to this time, Mr. Ackerman was VP and General Manager of BHP Copper’s San Manuel Operation in Arizona. Mr. Ackerman held increasing roles of accountability for Magma Copper Company starting as an underground engineer in training in 1976. Mr. Ackerman received a Bachelor of Science degree in Mine Engineering from the University of Idaho, College of Mines.

Kevin G. Shiell (age 54) is currently Vice President of Mining Operations. Mr. Shiell was elected Vice President of the Company on May 4, 2010. Mr. Shiell has over 33 years of underground mining experience. During 2006 to 2008 he was General Manager at the East Boulder Mine. Prior to joining Stillwater in 1999, Mr. Shiell was Mine Superintendent with Dynatec Corporation. Mr. Shiell was with Addwest Minerals as Mine Superintendent and Echo Bay Minerals as Manager of Operations. From 1979 to 1995, Mr. Shiell was with Hecla Mining Company where he held various positions including miner, supervisor, trainer, planner, as well as mine and safety foreman. And from 1978 to 1979, Mr. Shiell was with Day Mines and United Nuclear homestake operations. Mr. Shiell is a member of Northwest Mining Association.

For information concerning the Company’s executive officers, reference is made to the information set forth under the caption “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

AUDIT COMMITTEE FINANCIAL EXPERT

Federal regulations and New York Stock Exchange listing requirements require the board to determine if a member of its audit committee is an “audit committee financial expert”. According to these requirements, an audit committee member can be designated an audit committee financial expert only when the audit committee member satisfies five specified qualification requirements, such as experience (or “experience actively supervising” others engaged in) preparing, auditing, analyzing, or evaluating financial statements presenting a level of accounting complexity comparable to what is encountered in connection with the Company’s financial statements. The regulations further require such qualifications to have been acquired through specified means of experience or education. The Board has designated Michael S. Parrett as an Audit Committee financial expert. Mr. Parrett meets the independence standards for audit committee members under the NYSE Listed Company and SEC rules.

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

Pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, the Company’s chief executive officer submitted a certification, dated May 4, 2011, that to his knowledge, as of such date, the Company was not in violation of any NYSE listing standards.

ITEM 11

EXECUTIVE COMPENSATION

Reference is made to the information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Reference is made to the information set forth under the caption “Security Ownership of Principal Stockholders and Management” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the information set forth under the caption “Certain Relationships and Related Transactions and Director Independence” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 14

PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the information set forth under the caption “Principal Accounting Fees and Services” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

PART IV

ITEM 15

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K

1.	Financial Statements and Supplementary Data

2.	Financial Statement Schedules (not applicable)

(b)	See Exhibit Index below

(c)	Not applicable

EXHIBITS

Number	Description

2.1	Exchange Agreement for 10,000 shares of common stock, dated October 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-85904) as declared effective by the Commission on December 15, 1994 (the “1994 S-1”)).

3.1	Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003).

3.2	Amended and Restated By-Laws of Stillwater Mining Company, (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on December 29, 2004).

10.1	Credit Agreement by and among Wells Fargo Capital Finance, LLC, and Stillwater Mining Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Form A-K, dated December 29, 2011).

10.3	Conveyance of Royalty Interest and Agreement between Stillwater Mining Company and Manville Mining Company, dated October 1, 1993 (incorporated by reference to Exhibit 10.9 to the 1994 S-1).

10.7	Employment Agreement between Francis R. McAllister and Stillwater Mining Company, dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2001).

10.8	Employment agreement between John R. Stark and Stillwater Mining Company dated July 23, 2001 (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2001).

10.12	Refining Agreement between Stillwater Mining Company and Catalyst and Chemicals Division of Johnson Matthey Inc. dated July 27, 2000 (incorporated by reference to Exhibit 10.22 of the Registrant’s 2000 10-K) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.17	Employment Agreement between Terrell I. Ackerman and Stillwater Mining Company dated May 8, 2002 (incorporated by reference to Exhibit 10.34 of the Registrant’s 2002 10-K).

10.18	Amended and Restated General Employee Stock Plan, dated October 23, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2003).

10.22	Amended and Restated Refining Agreement between Stillwater Mining Company and Chemicals Catalyst and Refining Division of Johnson Matthey Inc. dated October 1, 2010, (portions of the agreement have been omitted pursuant to a confidential treatment request), (incorporated by reference to Exhibit 10.22 to the Form 10-K filed on February 22, 2011).

10.24	Employment Agreement between Gregory A. Wing and Stillwater Mining Company dated as of March 22, 2004 (incorporated by reference to Exhibit 10.40 to the Form 10-K filed on March 15, 2004).

10.34	409A Nonqualified Deferred Compensation Plan, (incorporated by reference to exhibit 10.34 to the Form 10-K filed on March 16, 2006).

10.35	2004 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy statement, dated April 29, 2004).

10.36	409A Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form-8K dated May 9, 2005).

10.39	Articles of Agreement between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) and United Steel Workers (USW) Local 11-0001, ratified July 16, 2007 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 7, 2007).

10.40	Supplemental Memorandum of Understanding between Stillwater Mining Company (Stillwater Mine & Mill, and the Processing and Warehouse facilities) and United Steel Workers (USW) Local 11-0001, ratified September 4, 2007 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007).

10.42	Palladium and Rhodium Sales Agreement, made as of August 8, 2007, between Stillwater Mining Company and General Motors Corporation (portions of the agreement have been omitted pursuant to a confidential treatment request), (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 6, 2007).

10.43	First Amendment Agreement to Palladium and Rhodium Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated December 9, 2008 (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to exhibit 10.43 to the Form 10-K filed on March 16, 2009).

10.44	Memorandum of Understanding between Stillwater Mining Company East Boulder Operation and United Steel Workers International Union, Local 11-001, East Boulder Unit, dated December 1, 2008 (incorporated by reference to exhibit 10.44 to the Form 10-K filed on March 16, 2009).

10.45	Form of 1.875% Convertible Senior Note due 2028 (incorporated by reference to Exhibit 4.2 to the Registrant’s form 8-K, dated March 14, 2008).

10.47	Indenture, dated as of March 12, 2008, among Stillwater Mining Company, Law Debenture Trust Company of New York, and Deutsche Bank Trust Company Americas. (incorporated by reference to Exhibit 4.1 to the Registrants form 8-K, dated March 14, 2008).

Number	Description

10.48	Registration Rights Agreement, dated as of March 12, 2008, between Stillwater Mining Company and Deutsche Bank. (incorporated by reference to Exhibit 4.3 to the Registrant’s form 8-K, dated March 14, 2008).

10.49	Amended and Restated Secondary Materials Processing Agreement, dated as of June 7, 2005, among Stillwater Mining Company and Power Mount Incorporated (incorporated by reference to Exhibit 10.1 to the Registrant’s form 8-K, dated December 9, 2008) (portions of the agreement have been omitted pursuant to a confidential treatment request).

10.50	Purchase Agreement, Stillwater Mining Company and Deutsche Bank, dated March 6, 2008. (incorporated by reference to Exhibit 99.1 to the Registrant’s form 8-K, dated March 7, 2008).

10.51	Second Amendment Agreement to Palladium and Rhodium Sales Agreement between Stillwater Mining Company and General Motors Corporation, dated March 5, 2009 (portions of the agreement have been omitted pursuant to a confidential treatment request), (incorporated by reference to Exhibit 10.1 to the form 10-Q filed on August 7, 2009).

10.52	Palladium Sales Agreement between Stillwater Mining Company and General Motors LLC, dated January 1, 2011 (portions of the agreement have been omitted pursuant to a confidential treatment request), (incorporated by reference to Exhibit 10.52 to the Form 10-K filed on February 22, 2011).

10.53	Amendment to Employment Agreement between Francis R. McAllister and Stillwater Mining Company dated November 3, 2010, (incorporated by reference to Exhibit 10.53 to the Form 10-K filed on February 22, 2011).

10.54	Amendment to Employment Agreement between John R. Stark and Stillwater Mining Company dated November 3, 2010, (incorporated by reference to Exhibit 10.54 to the Form 10-K filed on February 22, 2011).

10.55	Amendment to Employment Agreement between Gregory A. Wing and Stillwater Mining Company dated November 3, 2010, (incorporated by reference to Exhibit 10.55 to the Form 10-K filed on February 22, 2011).

10.56	Amendment to Employment Agreement between Terrell A. Ackerman and Stillwater Mining Company dated November 3, 2010, (incorporated by reference to Exhibit 10.56 to the Form 10-K filed on February 22, 2011).

18.1	Preferability letter from KPMG LLP dated March 30, 2005, (incorporated by reference to Exhibit 18.1 to the Form 10-K filed on March 31, 2005).

18.2	Preferability letter from KPMG LLP dated May 5, 2010, (incorporated by reference to Exhibit 18.1 to the form 10-Q filed on May 5, 2010).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Behre Dolbear & Company, Inc., (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, (filed herewith).

32.1	Section 1350 Certification, (filed herewith).

32.2	Section 1350 Certification, (filed herewith).

95.0	Mine Safety Disclosures

101	The following materials from the Annual Report on Form 10-K of Stillwater Mining Company for the year ended December 31, 2011, filed on February, 21, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Operations and Comprehensive Income (Loss), (ii) Balance Sheets, (iii) Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) document and entity information, and (vi) related notes to these financial statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL document is unaudited and these are not the officially publicly filed financial statements of Stillwater Mining Company. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STILLWATER MINING COMPANY
(“Registrant”)

Dated: February 22, 2012	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Francis R. McAllister	February 22, 2012
Francis R. McAllister
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Gregory A. Wing	February 22, 2012
Gregory A. Wing
Vice President and Chief Financial Officer
(Principal Accounting Officer)

/s/ Craig L. Fuller	February 22, 2012
Craig L. Fuller, Director

/s/ Patrick M. James	February 22, 2012
Patrick M. James, Director

/s/ Steven S. Lucas	February 22, 2012
Steven S. Lucas, Director

/s/ Sheryl K. Pressler	February 22, 2012
Sheryl K. Pressler, Director

/s/ Michael S. Parrett	February 22, 2012
Michael S. Parrett, Director

/s/ Michael Schiavone	February 22, 2012
Michael Schiavone, Director