Form 10-Q
period 2012-03-31
STILLWATER MINING CO /DE/
filed 2012-04-27
CIK 931948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

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

At April 20, 2012 the Company had outstanding 115,756,888 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED FINANCIAL STATEMENTS

Stillwater Mining Company

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011

Revenues

Mine production	$116,704	$121,980
PGM recycling	86,347	48,081

Total revenues	203,051	170,061

Costs and expenses
Costs of metals sold
Mine production	74,029	60,250
PGM recycling	84,115	45,154

Total costs of metals sold	158,144	105,404

Depletion, depreciation and amortization
Mine production	14,404	15,801
PGM recycling	268	262

Total depletion, depreciation and amortization	14,672	16,063

Total costs of revenues	172,816	121,467

Exploration	10,117	—
Marketing	2,338	853
Research and development	705	459
General and administrative	12,478	6,362
Abandonment of non-producing property	2,835	—
Gain on disposal of property, plant & equipment	(5)	(19)

Total costs and expenses	201,284	129,122

Operating income	1,767	40,939

Other income (expense)
Other	8	8
Interest income	645	782
Interest expense	(1,715)	(1,635)
Foreign currency transaction gain	2,931	182

Income before income tax provision	3,636	40,276

Income tax provision	(1,197)	(4,084)

Net income	$2,439	$36,192

Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on securities available for sale	308	(190)

Comprehensive income	$2,747	$36,002

Weighted average common shares outstanding
Basic	115,552	102,334
Diluted	116,580	110,580

Basic earnings per share

Net income	$0.02	$0.35

Diluted earnings per share

Net income	$0.02	$0.34

See accompanying notes to consolidated financial statements

Stillwater Mining Company

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$100,554	$109,097
Investments, at fair market value	50,439	49,533
Inventories	133,358	131,856
Trade receivables	9,370	6,188
Deferred income taxes	107,150	96,036
Other current assets	13,019	9,433

Total current assets	413,890	402,143

Mineral properties	595,342	596,686
Property, plant and equipment, net of $451,338 and $393,877 of accumulated depletion, depreciation and amortization	375,983	367,727
Restricted cash	24,995	25,070
Other noncurrent assets	11,878	11,915

Total assets	$1,422,088	$1,403,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$32,062	$26,880
Accrued compensation and benefits	28,453	27,573
Property, production and franchise taxes payable	11,808	14,071
Current portion of long-term debt	166,577	—
Income taxes payable	—	1,235
Other current liabilities	1,943	4,576

Total current liabilities	240,843	74,335

Long-term debt	29,810	196,046
Deferred income taxes	279,017	270,101
Accrued workers compensation	6,056	6,056
Asset retirement obligation	7,484	7,331
Other noncurrent liabilities	8,385	5,704

Total liabilities	571,595	559,573

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 115,692,331 and 115,375,604 shares issued and outstanding	1,157	1,154
Paid-in capital	881,825	878,050
Accumulated deficit	(31,836)	(34,275)
Accumulated other comprehensive loss	(653)	(961)

Total stockholders’ equity	850,493	843,968

Total liabilities and stockholders’ equity	$1,422,088	$1,403,541

See accompanying notes to consolidated financial statements

Stillwater Mining Company

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$2,439	$36,192

Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	14,672	16,063
Gain on disposal of property, plant and equipment	(5)	(19)
Abandonment of non-producing property	2,835	—
Accretion of asset retirement obligation	153	141
Amortization of debt issuance costs	314	246
Share based compensation and other benefits	3,772	3,100

Changes in operating assets and liabilities:
Inventories	(1,566)	(40,064)
Trade receivables	(3,182)	(474)
Accrued compensation and benefits	857	1,290
Accounts payable	3,845	3,194
Property, production and franchise taxes payable	441	1,671
Income taxes payable	(2,847)	(4,084)
Workers compensation	—	(476)
Restricted cash	75	3,000
Other	(6,655)	14,092

Net cash provided by operating activities	15,148	33,872

Cash flows from investing activities
Capital expenditures	(22,720)	(23,185)
Purchase of long-term investment	—	(616)
Proceeds from disposal of property, plant and equipment	8	21
Purchases of investments	(5,250)	(65,295)
Proceeds from maturities of investments	4,461	78,442

Net cash used in investing activities	(23,501)	(10,633)

Cash flows from financing activities
Payments for debt issuance costs	(219)	—
Issuance of common stock	29	718

Net cash used in financing activities	(190)	718

Cash and cash equivalents
Net increase (decrease)	(8,543)	23,957
Balance at beginning of period	109,097	19,363

Balance at end of period	$100,554	$43,320

See accompanying notes to consolidated financial statements

Stillwater Mining Company

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1

GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of March 31, 2012, and the results of its operations and its cash flows for the three- month periods ended March 31, 2012 and 2011. The results of operations for the first three months of 2012 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements in this quarterly report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

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

The Company evaluates subsequent events through the date the consolidated financial statements are issued. Other than the closing of the event noted below, and the approval by stockholders of the Company of the 2012 Equity Incentive Plan (see Note 4) no subsequent events were identified that required additional disclosure in the consolidated financial statements through the date of this filing.

On March 28, 2012 the Company entered into an agreement with Mitsubishi Corporation (Mitsubishi) in which Mitsubishi acquired a 25% interest in the Company’s wholly owned subsidiary, Stillwater Canada Inc., which owns the Marathon PGM-copper project and related properties for approximately US$81.25 million and an additional US$13.6 million to satisfy Mitsubishi’s portion of the venture’s first cash call. Mitsubishi will be responsible for funding its 25% share of operating, capital and exploration expenditures on the Marathon properties and has agreed to cooperate and support efforts to secure project financing for Marathon. Mitsubishi will have an option to purchase up to 100% of Marathon’s future PGM production under a related supply agreement. The transaction closed on April 10, 2012. The Company incurred transaction costs of approximately $0.8 million related to the agreement with Mitsubishi in the first quarter of 2012 which will be recorded within Stockholders’ Equity upon closing of the transaction.

NOTE 2

SALES

Mine Production

The Company mines and processes ores containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to third party refineries for final processing from where they are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity (rhodium of 99.9%) in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product precious metals are normally sold at market prices to customers, brokers or outside refiners. By-products of copper and nickel are produced by the Company at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are included in revenues from mine production. During the first quarter of 2012 and 2011, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $9.1 million and $7.5 million, respectively.

The Company has a three-year supply agreement with General Motors Corporation (GM) that provides for fixed quantities of palladium to be delivered each month. The supply agreement with GM expires on December 31,

2013. The Company also has a one-year platinum supply agreement with Tiffany & Co set to expire at the end of 2012. These agreements provide for pricing at a small discount to a trailing market price. The Company currently sells its remaining mine production under month-to-month and spot sales agreements.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred either physically or through an irrevocable transfer of metals to customers’ accounts, the price is fixed or determinable, no related obligations remain and collectability is probable.

PGM Recycling

The Company purchases spent catalyst materials from third parties and processes these materials in its facilities in Columbus, Montana to recover palladium, platinum and rhodium for sale. It also accepts material supplied from third parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company has entered into sourcing arrangements for catalyst material with several suppliers. Under these sourcing arrangements as currently structured, the Company advances cash against a shipment of material shortly before actually receiving the physical shipment. These advances are included in Other current assets on the Company’s consolidated balance sheet until such time as the material has been physically received and title has transferred to the Company. The Company holds a security interest in materials procured by its largest recycling supplier that have not been received by the Company. Once the material is physically received and title has transferred, the associated advance is reclassified from Other current assets into Inventories. Finance charges collected on advances and inventories prior to being earned are included in Other current liabilities on the Company’s consolidated balance sheet. Finance charges are reclassified from Other current liabilities to Interest income ratably from the time the advance was made until the out-turn date of the inventory.

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

Total Sales

Total sales to significant customers as a percentage of total revenues for the three- month periods ended March 31, 2012 and 2011 were as follows:

	2012	2011
Customer A	26%	24%
Customer B	18%	23%
Customer C	*	17%
Customer D	*	12%
Customer E	17%	*
Customer F	11%	*

	72%	76%

*	Represents less than 10% of total revenues

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

PGM Recycling

The Company regularly enters into fixed forward sales relating to its recycling of PGM catalyst materials. The metals from PGM recycled materials are typically sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. All of these fixed forward sales contracts open at March 31, 2012, will settle at various periods through August 2012. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. As of March 31, 2012, no such margin deposits were outstanding or due.

Occasionally, the Company also has entered into financially settled forward contracts on its recycled materials. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal on a specific future date. No financially settled forward contracts were entered into during the first quarter of 2012. The Company generally has not designated these contracts as cash flow hedges, so they are marked to market at the end of each accounting period. The change in the fair value of the derivatives is reflected in the consolidated statement of operations and comprehensive income.

The following is a summary of the Company’s commodity derivatives as of March 31, 2012:

PGM Recycling:
Fixed Forwards
	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Avg. Price	Ounces	Avg. Price	Ounces	Avg. Price
Second Quarter 2012	23,383	$1,621	42,484	$690	6,120	$1,417
Third Quarter 2012	1,214	$1,641	1,006	$662	1,009	$1,460

NOTE 4

SHARE-BASED COMPENSATION

Stock Plans

The Company sponsors stock option plans (the “Plans”) that enable the Company to grant stock options or nonvested shares to employees and non-employee directors. Effective March 1, 2011, the Company ceased offering stock options as incentive compensation to employees and non-employee directors and in the future expects to issue only cash awards or nonvested shares in lieu of stock options. The Company continues to have options issued previously that remain outstanding under three separate plans: the 1994 Incentive Plan, the General

Employee Plan and the 2004 Equity Incentive Plan. At inception of the plans, approximately 11.4 million shares of common stock were authorized for issuance under the Plans, including approximately 5.2 million, 1.4 million and 4.8 million authorized shares for the 2004 Equity Incentive Plan, the General Employee Plan and the 1994 Incentive Plan (as amended by the 1998 Incentive Plan), respectively. The 1998 Incentive Plan and the General Employee Plan have been terminated and no additional options may be issued under these two terminated plans. Approximately 0.4 million shares were available and reserved for grant under the 2004 Equity Incentive Plan as of March 31, 2012.

In April 2012, stockholders approved the 2012 Equity Incentive Plan. The number of shares of common stock authorized for issuance under the 2012 Equity Incentive Plan is 5.0 million.

The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the exercise period, vesting period and all other terms of instruments issued under the Plans. Employees’ options and nonvested shares vest in equal annual installments over a three- year period after date of grant. Officers’ and directors’ options expire ten years after the date of grant. All other employee options expire five to ten years after the date of grant, depending upon the original grant date. The Company received less than $0.1 million and $0.7 million in cash from the exercise of stock options in the three- month periods ended March 31, 2012 and 2011, respectively.

The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant using a Black-Scholes option pricing model. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture. The compensation expense, recorded in General and administrative in the Consolidated Statements of Operations and Comprehensive Income, related to the fair value of stock options during the three- month periods ended March 31, 2012 and 2011, was $29,400 and $70,000, respectively. Total compensation expense not yet recognized related to nonvested stock options is $67,400, $32,700 and $500 for the remaining nine months of 2012 and for years 2013 and 2014, respectively.

Nonvested Shares

The following table summarizes the status of and changes in the Company’s nonvested shares during the first three months of 2012:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2012	1,502,611	$10.95
Granted	557,577	13.37
Vested	(751,686)	6.65
Forfeited	(1,267)	17.77

Nonvested shares at March 31, 2012	1,307,235	$14.45

Compensation expense related to grants of nonvested shares was $1.7 million and $1.5 million in the three- month periods ended March 31, 2012 and 2011, respectively, and is included within General and administrative in the Consolidated Statements of Operations and Comprehensive Income.

The following table presents the compensation expense of the nonvested shares outstanding at March 31, 2012 to be recognized over the remaining vesting periods:

(In millions)

Second quarter 2012	$1.8
Third quarter 2012	1.8
Fourth quarter 2012	1.9
2013	5.4
2014	2.8
2015	0.4

Total	$14.1

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

At March 31, 2012, the Company has net operating loss carryforwards (NOLs), which expire at various times in years 2012 through 2030. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers, more likely than not, will not be realized. As of March 31, 2012, the Company has accrued $1.2 million for its estimated alternative minimum tax (“AMT”) obligations associated with earnings for the three- month period ended March 31, 2012. Included in the provision for income taxes at March 31, 2012 is a $0.9 million adjustment for AMT recorded in the period. This adjustment is a result of a decrease in depreciation recorded for tax purposes in 2011. The Company recognized an income tax provision of $4.1 million in the first quarter of 2011. The Company has AMT net operating loss carry-forwards, and anticipates that up to approximately $57.9 million of 2012 AMT income will be subject to offset by available AMT NOLs. Changes in the Company’s net deferred tax assets and liabilities have been offset by a corresponding change in the valuation allowance.

The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax provision in the Consolidated Statements of Operations and Comprehensive Income. There were no interest or penalties for the three- month periods ended March 31, 2012 and 2011. Tax years still open for examination by the taxing authorities are the years ending December 31, 2011, 2010, and 2009.

NOTE 6

DEBT

On March 12, 2008, the Company issued and sold $181.5 million aggregate principal amount of senior convertible debentures due March 15, 2028 (“debentures”). The debentures pay interest at 1.875% per annum, payable semi-annually on March 15 and September 15 of each year, and commenced on September 15, 2008. The debentures will mature on March 15, 2028, subject to earlier repurchase or conversion. Each $1,000 principal amount of debentures is initially convertible, at the option of the holders, into approximately 42.5351 shares of the Company’s common stock, at any time prior to the maturity date. The conversion rate is subject to certain adjustments, but will not be adjusted for accrued interest or any unpaid interest. The conversion rate initially represents a conversion price of $23.51 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15, 2013, March 15, 2018 and March 15, 2023, or at any time before March 15, 2028 upon the occurrence of certain events including a change in control. The Company may redeem the debentures for cash beginning on or after March 22, 2013. The outstanding balance of $166.5 million has been reclassified from a long-term debt obligation to a short-term debt obligation as of March 31, 2012.

In October 2009, the Company undertook the exchange of $15.0 million face amount of the convertible debentures for 1.84 million shares of the Company’s common stock. The debentures so acquired were retired. There is $166.5 million face value of the debentures outstanding as of March 31, 2012.

Amortization expense related to the issuance costs of the debentures was approximately $0.2 million in each of the three- month periods ended March 31, 2012 and 2011 and the interest expense on the debentures was approximately $0.8 million in each of the three- month periods ended March 31, 2012 and 2011. The Company made cash payments of $1.6 million for interest on the debentures during each of the three- month periods ended March 31, 2012 and 2011.

The Company also has outstanding a $30.0 million offering of 8.0% Exempt Facility Revenue Bonds, Series 2000, issued through the State of Montana Board of Investments and due July 1, 2020. The balance outstanding at March 31, 2012, was $29.5 million, which is net of unamortized discount of $0.5 million.

Effective December 23, 2011, the Company signed a $100.0 million asset-backed revolving credit agreement with Wells Fargo Capital Finance, incurring debt issuance costs of $1.1 million. Borrowings under this working capital facility are limited to a borrowing base comprised of 85% of eligible accounts receivable and 70% of eligible inventories. Borrowings will be secured by the Company’s accounts receivable, metals inventories and other accounts. The credit agreement includes a financial covenant requiring the Company’s fixed charge coverage ratio be at least 1.0 to 1.0, as well as other customary restrictions that become tighter as drawings under the facility increase. The facility includes a $50.0 million letter of credit sub-facility. Outstanding borrowings under the facility accrue interest at a spread over the London Interbank Offer Rate that varies from 2.25% to 2.75%, decreasing progressively as the percentage drawn against the facility increases. The Company also pays an unused line fee on committed but unutilized commitments under the facility at a rate per annum of 0.375% or 0.5%, depending on utilization of the facility. On January 13, 2012, the Company completed the syndication of this facility to a group of four banks and simultaneously expanded the maximum line of credit to $125.0 million. The Company recognized approximately $0.2 million in fees associated with the asset-backed revolving credit agreement in the first quarter of 2012. Amortization expense related to the issuance costs of the credit agreement was approximately $0.1 million for the three- month period ended March 31, 2012. As of March 31, 2012, there was no drawn balance under this revolving credit facility, although approximately $3.8 million in undrawn letters of credit had been issued under this facility as collateral for sureties.

NOTE 7

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

The PGM Recycling segment is engaged in the recycling of spent catalyst material to recover the PGMs contained in the material. The Company allocates costs of the smelter and base metal refinery to both the Mine Production segment and to the PGM Recycling segment for internal and segment reporting purposes because the Company’s smelting and refining facilities support the PGM extraction of both business segments. The Company also accepts material supplied from third parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier.

The Canadian Properties segment consists of the Marathon PGM assets (the majority of which is mineral property) and the Bermuda exploration mineral property. The principal Marathon property acquired is a large PGM and copper deposit located near the town of Marathon, Ontario, Canada. The Marathon deposit is currently in the permitting stage and will not be in production for several years. The Bermuda exploration mineral property is located adjacent to the Marathon property. Financial information available for this segment of the Company as of March 31, 2012, consists of total asset values, general and administrative costs, exploration costs and capital expenditures as the properties are developed.

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

The All Other group primarily consists of assets, revenues, and expenses of various corporate and support functions.

The Company evaluates performance and allocates resources based on income or loss before income taxes.

The following financial information relates to the Company’s business segments:

	$1,422,088	$1,422,088	$1,422,088	$1,422,088	$1,422,088	$1,422,088
(in thousands)				South
	Mine Production	PGM Recycling	Canadian Properties	American Properties	All Other	Total
Three Months Ended March 31, 2012
Revenues	$116,704	$86,347	$—	$—	$—	$203,051
Depletion, depreciation and amortization	$14,404	$268	$—	$—	$—	$14,672
Interest income	$—	$540	$5	$74	$26	$645
Interest expense	$—	$—	$—	$—	$1,715	$1,715
Income (loss) before income taxes	$28,276	$2,354	$(3,645)	$(8,991)	$(14,358)	$3,636
Capital expenditures	$20,414	$31	$1,758	$—	$517	$22,720
Total assets	$425,200	$74,939	$195,280	$432,521	$294,148	$1,422,088

	$1,422,088	$1,422,088	$1,422,088	$1,422,088	$1,422,088	$1,422,088
(in thousands)				South
Three Months Ended March 31, 2011	Mine Production	PGM Recycling	Canadian Properties	American Properties	All Other	Total
Revenues	$121,980	$48,081	$—	$—	$—	$170,061
Depletion, depreciation and amortization	$15,801	$262	$—	$—	$—	$16,063
Interest income	$—	$375	$—	$—	$407	$782
Interest expense	$—	$—	$—	$—	$1,635	$1,635
Income (loss) before income taxes	$45,948	$2,890	$(274)	$—	$(8,288)	$40,276
Capital expenditures	$15,255	$25	$7,840	$—	$65	$23,185
Total assets	$397,711	$80,158	$190,245	$—	$306,432	$974,546

NOTE 8

INVENTORIES

For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. No adjustments were made to the inventory value in the first quarter of 2012 or at December 31, 2011.

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

Inventories reflected in the accompanying balance sheets consisted of the following:

(in thousands)	March 31, 2012	December 31, 2011

Metals inventory
Raw ore	$2,452	$1,179
Concentrate and in-process	48,256	43,379
Finished goods	60,969	66,194

	111,677	110,752
Materials and supplies	21,681	21,104

Total inventory	$133,358	$131,856

The Company holds in its possession, materials it processes on a toll basis for customers until the tolled material is transported to a third party refiner.

NOTE 9

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised or vested and the Company’s convertible debt was converted. No adjustment was made to reported net income in the computation of basic earnings per share or diluted earnings per share for the three- month period ended March 31, 2012. Reported net income was adjusted for the interest expense (including amortization expense of deferred debt fees) and the related income tax effect for the convertible debentures for the three- month period ending March 31, 2011. The Company currently has only one class of equity shares outstanding.

A total of 77,600 and 114,946 stock option weighted shares of common stock were included in the computation of diluted earnings per share for the three- month periods ended March 31, 2012 and 2011, respectively. Outstanding options to purchase 107,216 and 60,067 of weighted shares of common stock were excluded from the computation of diluted earnings per share for the three- month periods ended March 31, 2012 and 2011, respectively, because the market price at the end of each period was lower than the exercise price, and therefore the effect would have been antidilutive.

The effect of including outstanding nonvested shares was to increase diluted weighted average shares outstanding by 950,468 shares for the three- month period ended March 31, 2012. A total of 1,049,428 outstanding nonvested shares were included in the computation of diluted earnings per share for the three- month period ended March 31, 2011.

All 7.1 million shares of common stock applicable to the outstanding convertible debentures were excluded in the computation of diluted weighted average shares in the three- month periods ended March 31, 2012 because the net effect of assuming all the debentures were converted would have been antidilutive. All 7.1 million shares of common stock applicable to the outstanding convertible debentures were included in the computation of diluted weighted average shares in the three- month period ended March 31, 2011.

A reconciliation showing the computation of basic and diluted shares and the related impact on income for the three- month period ended March 31, 2011 is shown in the following table:

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2011
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Income	$36,192

Basic EPS
Income available to common stockholders	36,192	102,334	$0.35

Effect of Dilutive Securities
Stock options	—	115
Nonvested shares	—	1,049
1.875% Convertible debentures	994	7,082

Diluted EPS
Income available to common stockholders + assumed conversions	$37,186	110,580	$0.34

NOTE 10

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

Financial assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, consisted of the following:

(in thousands)	Fair Value Measurements
At March 31, 2012	Total	Level 1	Level 2	Level 3
Mutual funds	$1,490	$1,490	$—	$—
Investments
Federal agency notes	$23,576	$23,576	$—	$—
Commercial paper	$26,863	$26,863	$—	$—

(in thousands)	Fair Value Measurements
At December 31, 2011	Total	Level 1	Level 2	Level 3
Mutual funds	$1,279	$1,279	$—	$—
Investments
Federal agency notes	$18,621	$18,621	$—	$—
Commercial paper	$30,912	$30,912	$—	$—

The fair value of mutual funds and investments is based on market prices which are readily available. Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive loss.

Financial assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2012, and December 31, 2011, consisted of the following:

	$160,256	$160,256	$160,256	$160,256
(in thousands)	Fair Value Measurements
At March 31, 2012	Total	Level 1	Level 2	Level 3
Convertible debentures	$164,315	$—	$164,315	$—
Exempt facility revenue bonds	$28,300	$—	$—	$28,300

	$160,256	$160,256	$160,256	$160,256
(in thousands)	Fair Value Measurements
At December 31, 2011	Total	Level 1	Level 2	Level 3
Convertible debentures	$160,256	$—	$160,256	$—
Exempt facility revenue bonds	$27,269	$—	$—	$27,269

The Company used implicit interest rates of comparable unsecured obligations to calculate the fair value of the Company’s $30 million 8% Series 2000 exempt facility industrial revenue bonds at March 31, 2012, and December 31, 2011. The Company used its current trading data to determine the fair value of the Company’s $166.5 million 1.875% convertible debentures at March 31, 2012, and December 31, 2011.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The commentary that follows should be read in conjunction with the consolidated financial statements included in this quarterly report and with the information provided in the Company’s 2011 Annual Report on Form 10-K.

Overview

Stillwater Mining Company (the “Company”) is a Delaware corporation, headquartered in Billings, Montana and is listed on the New York and Toronto Stock Exchanges under the symbols SWC and SWC.U, respectively. The Company mines, processes, refines and markets palladium and platinum ores from two underground mines situated within the J-M Reef, an extensive trend of PGM mineralization located in Stillwater and Sweet Grass Counties in south central Montana. Ore produced from each of the mines is crushed and concentrated in mills located at each mine site. The resulting ore concentrates are then trucked to the Company’s smelting and refining complex in Columbus, Montana which further processes the mine concentrates and also recycles spent catalyst materials received from third parties. A portion of the recycling material is purchased for the Company’s own account and the balance is toll processed on behalf of others. The finished product from the refinery is a PGM-rich filter cake which is shipped to third parties for final refining into finished metal.

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

Despite Peregrine’s endowment of copper and gold, the central importance of PGM’s to the Company should not change for the foreseeable future. The Company is dependent on cash flow from its PGM activities to sustain ongoing operations, as well as to fund the Montana mine expansion initiatives and the delineation work associated with the Marathon and Altar projects. If the Marathon and Altar projects ultimately prove to be commercial, they will require substantial capital for the development of mines and corollary infrastructure. The cost of these facilities cannot be estimated today with precision. While internally generated cash flows would play an important part in the development of Marathon and Altar, the Company expects that financing from the capital markets or third parties would also be required and the availability of such financing will depend on future market conditions and opportunities. In this regard and as further described in this filing, the Company recently announced the sale of a 25% interest in its wholly owned subsidiary, Stillwater Canada Inc. that owns Marathon to Mitsubishi Corporation, along with associated funding commitments. The Marathon and Altar properties provide the Company with the opportunity and flexibility to pursue one or both of these growth initiatives in the future, depending on prices and market conditions. The Company does not currently expect to commit substantial capital to these assets until such time as additional delineation, engineering and feasibility studies are completed. Exploration expenses and overhead costs for the Peregrine properties (primarily Altar) totaled $10.0 million in the first quarter of 2012 – most of the exploration costs are expected to be expensed in the first and second quarters of this year.

From an accounting standpoint, the Company must expense exploration costs. This was not previously an issue for the Company but with the Marathon and Altar acquisitions, both of which are considered exploratory, the Company must now account for these costs through the income statement. These projects offer potential for future cash flow diversification and growth, but any significant financial benefit from these projects is at least five years away. Thus, in viewing net income in the foreseeable future and in particular the impact of exploration expenses, shareholders should bear in mind that the Company is in the process of seeking to develop long term value through these acquisitions.

Company Priorities and Financing

The financial crises in 2008 significantly affected the Company and caused the Company to scale back capital and operating expenditures in an effort to conserve cash and meet its liquidity needs. The Company’s experience in navigating through this period emphasized the importance of being financially prudent and maintaining the flexibility to respond to changes in the economic environment.

During the last three years, metal prices have seen wide swings, driven at different times by industrial growth in China, the 2011 earthquake and tsunami in Japan, the European financial crises and various other factors. With the recovery in PGM prices, the Company has been able to initiate expansion projects and also to increase its capital expenditures on projects which in certain cases had been deferred. With world events continuing to impact economies around the world, the Company expects that it will continue to manage through volatile times and markets.

Looking ahead and recognizing the Company’s dependence on PGM market prices, the Company’s cash flow from operations is critical to supporting ongoing operations. The Company expects that funding from the financial markets or in conjunction with third party investment will also be involved, particularly in the development of the Marathon and Altar assets. The availability and form of any future financing will depend on future market conditions and opportunities. Moreover, the determination to proceed with construction and development of these properties is expected to be made only when it is clear that the economics support such steps and a plan is in place with respect to the requisite financing.

The Company sought to raise funds through a senior debt offering in early September of 2011. However, market conditions deteriorated during the offering and the Company withdrew the issue, determining that it was not in the Company’s best interest to proceed in the face of interest rates at unacceptably high levels. The Company expects to return to the financial markets when conditions are appropriate. The Company had approximately $100.6 million of cash and cash equivalents on hand at March 31, 2012, as well as $50.4 million of short-term highly liquid investments. The Company also has entered into a new $125.0 million asset-backed revolving credit facility. Available capacity under the line was about $66.6 million at March 31, 2012, of which $3.8 million had been utilized for undrawn irrevocable letters of credit. Depending upon the needs and circumstances, the Company also retains a degree of year-to-year flexibility in its capital commitments. It is likely that the Company will need to be in a position to redeem its outstanding convertible debentures at par in March of 2013. The $166.5 million of convertible debentures are now classified as current debt on the Company’s balance sheet by reason of its likely becoming due in less than one year.

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

First Quarter 2012

For the first quarter of 2012, the Company reported consolidated net income of $2.4 million, or $0.02 per fully diluted share, a decrease from the $36.2 million, or $0.34 per fully diluted share, reported in the first quarter 2011. The lower earnings reflect exploration expenses of $10.1 million, along with a $2.8 million write-off of the non-producing Bird River property in Canada, a $2.9 million foreign currency transaction gain, lower PGM prices and higher consolidated total cash costs. The majority of the 2012 exploration expenses are attributable to the Altar copper-gold project in the high Andes of Argentina; this year’s drilling program at Altar was completed in mid-April, and the camp has been closed down for the season. The decision to write-off the Bird River property was made at the conclusion of the Mitsubishi transaction, at which time the property was determined to be uneconomical. The lower PGM prices in this year’s first quarter were partially offset by higher sales volumes, as mined palladium and platinum sold increased to 123,000 ounces from 115,100 ounces in the first quarter of 2011. The average realized price on sales of mined palladium and platinum was $875 per ounce in the first quarter of 2012, compared to $994 per ounce realized in the first quarter of 2011 and compared to $866 per ounce realized in the fourth quarter of 2011. Consolidated total cash costs per ounce for the Company’s mining operations (“total cash costs per ounce” is a non-GAAP measure further defined below in Reconciliation of Non-GAAP Measure to Costs of Revenues) averaged $514 per ounce in the 2012 first quarter, up from $437 per ounce in the 2011 first quarter and up from $422 per ounce in the fourth quarter of 2011. This increase in the first quarter of 2012 total cash costs per ounce from the fourth quarter of 2011 is primarily attributable to added manpower in the miner training program, higher contractual wage and benefit rates, inflation in supply costs and lower mine production.

Mine production of palladium and platinum totaled 120,800 ounces in the 2012 first quarter, a 7.9% decrease from the 131,200 ounces produced in the first quarter of 2011 and a 6.0% increase from the 114,000 total ounces produced during the fourth quarter of 2011. Most of this variability is the normal result of changes in mining conditions and associated differences in mining productivities. Overall, the average grade of the ore mined did not vary appreciably across these periods. The 2012 mine plans anticipated lower first quarter mine production, and consequently the Company is reaffirming its mined production guidance of 500,000 PGM ounces for the year.

Revenues from PGM recycling for the first quarter 2012 were $86.3 million, an increase of 79.4% over the $48.1 million reported for the first quarter of 2011, reflecting an increased proportion of purchased ounces in the recycle stream. Recycled PGM ounces sold (which include palladium, platinum and rhodium) increased by 92.5% to 82,400 ounces in the 2012 first quarter, from 42,800 ounces for the first quarter of 2011. On the other hand, during the first quarter of 2012 the Company processed and returned fewer ounces of tolled material, processing and returning 25,200 ounces in the first quarter of 2012 compared to 59,900 ounces in the first quarter of 2011.

Total recycling ounces processed, including both purchased and tolled materials, decreased slightly to 107,300 ounces in the first quarter of 2012 from 115,600 ounces in the first quarter of 2011. The Company’s combined average realization on recycling sales was $1,039 per ounce in the first quarter of 2012, down from $1,094 per ounce realized in the first quarter of 2011 and down from $1,196 per ounce realized in the fourth quarter of 2011. Revenues from sales of purchased recycling materials totaled $85.7 million in the 2012 first quarter, up from $46.7 million in the same period last year. Tolling revenues declined to $0.7 million in this year’s first quarter, compared to $1.4 million in the first quarter of 2011. The costs of metals sold from PGM recycling were $84.1 million in the first quarter of 2012 compared to $45.2 million in the first quarter of 2011, an increase of 86.1%.

Broken out by business segment, the Company’s Montana mining operations earned $28.3 million before income taxes in the first quarter of 2012, off from $45.9 million in the same quarter last year. The difference was driven by lower average selling prices ($875 per ounce in the first quarter of 2012 compared to $994 per ounce in the first quarter of 2011) and a $69 per ounce increase in labor costs from first quarter of 2011. Recycling activities contributed earnings of $2.4 million in this year’s first quarter, down from $2.9 million in the same period last year. Canadian activities netted to a loss of $3.6 million in the 2012 first quarter, which included a $2.8 million write-off of the non-producing Bird River property in Canada that was acquired as part of the 2010 Marathon acquisition; that compared to a loss of $0.3 million reported for the first quarter of 2011. Exploration expenses and overhead costs for the Peregrine properties (primarily Altar) totaled $10.0 million in the first quarter of 2012 – most of the exploration costs are expected to be expensed in the first and second quarters of this year. Corporate and other expenses (excluding the provision for income taxes) totaled $15.5 million for the first quarter of 2012, compared to $7.7 million of expenses in the first quarter of 2011. During the first quarter of 2012, the Company also recorded a foreign currency transaction gain of $2.9 million related to the remeasurement into U.S. dollars of the deferred tax liability recorded in association with the acquisition of Peregrine Metals Ltd.

The Company’s total available liquidity, expressed as cash plus short-term investments, at March 31, 2012, was $151.0 million, a decline from the $158.6 million reported at December 31, 2011. Net working capital (including cash and investments) decreased to $173.0 million at March 31, 2012 from $327.8 million at year end 2011. During the first quarter of 2012, working capital uses were $68.9 million as volumes in the recycling business recovered and in-process inventory expanded.

Of the Company’s 1,560 Montana employees (as of March 31, 2012), approximately 780 Stillwater Mine employees and approximately 138 employees at the Columbus processing facilities are covered by a collective bargaining agreement with the USW Local 11-0001, which will expire on June 1, 2015. About 275 employees at the East Boulder Mine are covered by a separate collective bargaining agreement which will expire on December 31, 2015.

Mining Operations

The Company’s operating objectives for the full year of 2012 include targeted mine production of 500,000 combined ounces of palladium and platinum at a total consolidated cash cost of $500 per ounce. Based on historical performance, management believes current mining operations are most efficient with targeted mine production in the range of 500,000 palladium and platinum ounces per year. Total mine production of PGMs during the first quarter of 2012 was 120,800 ounces. The 2012 mine plans anticipated lower first quarter mine production, and consequently the Company is reaffirming its mined production guidance of 500,000 PGM ounces for the year.

Total cash costs per mined ounce (a non-GAAP measure) averaged $514 per ounce in the first quarter of 2012, compared to total cash costs of $437 per ounce in the first quarter of 2011. The Company’s full-year 2012 guidance for total cash costs is about $500 per ounce, up from $420 per ounce averaged in 2011. This 19% anticipated year-on-year increase in total cash costs for 2012 reflects increased support and maintenance staffing, an expanded miner training program, contractual increases in wage and benefit rates, an assumed inflationary bias in the cost of materials and supplies, and slightly lower 2012 mine production. Although the $514 total cash cost per ounce reported for the 2012 first quarter exceeds the full-year 2012 guidance for total cash costs per ounce, it is in line with the Company’s first quarter projections, which anticipated below-average mine production in the first quarter. Consequently, at this point the Company is maintaining its total cash cost guidance of $500 per mined ounce for the full year 2012.

At the Stillwater Mine, first quarter of 2012 palladium and platinum production totaled 87,700 ounces, a decrease of 11.1% from the 98,600 ounces in the first quarter of 2011 and an increase of 6.2% over the 82,600 ounces produced in the fourth quarter of 2011. Average ore grades at Stillwater were stable at about 0.53 ounces per ton in each period. However, ore tons mined declined from 2,345 tons per day in the first quarter of 2011 to 1,868 tons per day in the fourth quarter of 2011 and then increased to 1,975 tons per day in the first quarter of 2012. These variations in tons mined are attributable to fluctuations in overall mining conditions, the mix of mining stopes available, emphasis on mine development, and the availability of miners.

Stillwater Mine’s total cash costs of $478 per ounce for the first quarter of 2012 were higher than the $430 per ounce averaged for the first quarter of 2011. Workforce levels at the Stillwater Mine increased by about 6.9% between the first quarter of 2011 and the first quarter of 2012, in part due to the increasing travel distances underground as the mining front continually recedes. Total labor costs have increased proportionately. Cash costs per ore ton mined (also a non-GAAP measure) at the Stillwater Mine were $233 for the 2012 first quarter, higher than the $201 per ton reported for the first quarter of 2011 but on plan, in part reflecting the higher costs of mining on the east side. Capital expenditures at the Stillwater Mine were $18.0 million for the first quarter of 2012, less than planned but above the $10.3 million spent during the first quarter of 2011. Primary and secondary development footages for first quarter 2012 at the Stillwater Mine were behind plan with primary development advancing about 6,500 feet, and secondary development advancing about 5,200 feet. Diamond drilling footage for the first quarter of 2012 at the Stillwater Mine total about 82,400 feet, also less than planned. For the most part, the shortfall in development and drilling footage is the result of resources being allocated away from development and into mining. The Company projects making up most of these development shortfalls by year end.

Mining production at the East Boulder Mine was slightly ahead of plan for the first quarter of 2012, with combined palladium and platinum production of 33,100 ounces. This compares to 32,600 ounces produced at East Boulder in the first quarter of 2011, and 31,400 ounces in the fourth quarter of last year. Total cash costs of $610 per mined ounce were also slightly better than plan for the first quarter of 2012, but were substantially above the $459 per ounce in the first quarter of 2011 and $481 per ounce for the fourth quarter of 2011. Again, the increased cash costs were directionally in line with manpower increasing from 291 at the end of the 2011 first quarter and 318 at year end 2011 to 344 at March 31, 2012. Most of the increase in manpower was associated with mine production. Capital expenditures at the East Boulder Mine were $4.1 million in the first quarter of 2012 compared to $4.5 million in the first quarter of 2011. Actual primary development at the East Boulder Mine advanced about 2,200 feet during the 2012 first quarter with secondary development advancing 4,100 feet. In total, development footage at the East Boulder Mine is ahead of plan, in part because the tunnel boring machine is operating. Diamond drilling footage totaled about 35,600 feet for the first quarter, behind plan, but is expected to catch up to plan during the remainder of the year.

PGM Recycling

For the first quarter of 2012, the Company earned $2.4 million from recycling operations on revenues of $86.3 million, reflecting a combined average realization of $1,039 per sold ounce. For the first quarter of 2011, the Company reported net income from recycling operations of $2.9 million, on revenues of $48.1 million and a combined average realization of $1,094 per sold ounce. Total tons of recycling material processed during the first quarter of 2012, including tolled material, averaged 18.1 tons per day, compared to 18.3 tons per day in the first quarter of 2011. Strengthening PGM prices during this year’s first quarter led to a recovery in volumes of recycling material available for processing as the quarter progressed. As noted previously, total ounces recycled in the first quarter of 2012, including toll ounces processed, were 107,300 ounces, compared to 115,600 ounces in the first quarter of 2011. However, a much higher proportion of the ounces recycled during the 2012 first quarter came from recycling material purchased for the Company’s own account than was the case in the 2011 first quarter. The Company sources and purchases automotive catalyst material for its own account, while spent refinery and other industrial catalysts usually are toll processed for a fee and returned to the customer. Revenues from sales of purchased recycling materials totaled $85.7 million in the first quarter of 2012, up from $46.7 million in the same period last year. Tolling revenues declined to $0.7 million in this year’s first quarter, compared to $1.4 million in the first quarter of 2011.

In sourcing recycled automotive catalysts, in general the Company only advances funds to its suppliers when the associated material for recycling is awaiting transit or is already in transit to the Columbus processing facilities.

The Company’s state-of-the-art recycling sampling and assay facilities allow the Company to accelerate final settlements with suppliers, thereby reducing the amount of working capital they require. Outstanding procurement advances for material in transit that was not backed up by inventory physically in the Company’s possession at March 31, 2012 and 2011, totaled $5.9 million and $7.0 million, respectively. The Company’s total recycling working capital, including inventory and advances, was $68.9 million at March 31, 2012, and $73.8 million at March 31, 2011.

Stillwater Canada Inc. – Sale of 25% Interest to Mitsubishi Corporation

In November 2010 the Company completed its acquisition of the PGM assets of Marathon PGM Corporation, a Canadian exploration company. Marathon’s principal asset is a large PGM-copper development project located just north of the town of Marathon, Ontario on the north shore of Lake Superior. Based on a completed definitive feasibility study, the Marathon deposit potentially could produce 200,000 ounces of palladium and platinum per year (at a ratio of about 4 to 1 palladium to platinum) and approximately 37.0 million pounds of copper per year. Mine life, based on the feasibility study reserves, is expected to be about 11.5 years. In 2011 the Company revised its initial capital estimate of $450 million to construct the Marathon project, adjusting the estimated capital cost upward to a range between $550 to $650 million; this estimate will be refined further once the detailed engineering study of the project now in progress is completed. The Company has set in place a management team to direct the Marathon PGM-copper project and a separate exploration team to conduct a drilling and evaluation program on the Company’s various Canadian properties.

Late in the first quarter of 2012, the Company announced that it had concluded an agreement with Mitsubishi Corporation whereby a Mitsubishi subsidiary would acquire a 25% interest in the Company’s wholly owned subsidiary, Stillwater Canada Inc., which owns Marathon and its related properties in return for cash totaling $81.25 million. This transaction closed on April 10, 2012. Also stipulated in the agreement was an initial cash call of $54.5 million, of which 75%, or $40.9 million, was funded by Stillwater and 25%, or $13.6 million, by Mitsubishi. This cash infusion should be sufficient to meet all Marathon project requirements through the remainder of 2012 and most of 2013. Mitsubishi and Stillwater will be responsible for funding their respective shares of future operating, capital and exploration expenditures on the Marathon properties. Mitsubishi also has agreed to cooperate and support efforts to secure project financing for Marathon. Under a related agreement, once Marathon is in operation Mitsubishi will have an option each year to purchase up to 100% of Marathon’s future PGM production at a relatively small discount to market. Stillwater will retain lead responsibility for managing the development and operation of Marathon.

Management’s objectives in entering into the Mitsubishi transaction was the opportunity to de-risk the project by increasing the assurance that adequate development funding will be available. Besides providing substantial cash infusion up front, Mitsubishi’s 25% investment should provide the venture with potential access to Japanese project financing on attractive terms and should reduce the total amount of capital that Stillwater must eventually fund. Mitsubishi and Stillwater have had a close commercial relationship for more than a decade, so this transaction takes that existing relationship to a new level.

Environmental assessment of the Marathon project will be conducted by a joint federal/provincial review panel in order to better coordinate all assessment activities related to the Marathon project. In preparation for the environmental assessment, the Company and its predecessors have gathered extensive baseline information dealing with the natural environment and social and cultural background around the project area. These baseline studies have been underway since 2001 and have been supplemented and updated further since 2007. The baseline program includes research related to climate and meteorology, air quality, noise, geology, soils, wildlife, vegetation, groundwater, surface water, fish and fish habitat, socioeconomics, land use, and cultural and traditional knowledge. Analysis and computer modeling by third-party environmental, engineering and consulting firms are currently under way to assess the cultural and environmental effects of all phases of the mine’s life cycle from construction through operation and closure. The Company currently expects to submit its Environmental Assessment of the Marathon project to the joint panel in the next several months. Additionally, the Company is consulting and working with local First Nations and aboriginal groups, nearby communities, federal and provincial government representatives and the public at large in order to move the project forward constructively.

Altar Project

The Altar project is a large Andean copper-gold porphyry deposit located in the San Juan province of Argentina. The Company acquired this property in conjunction with its acquisition of Peregrine Metals Ltd., a transaction that was completed during the fourth quarter of 2011. The Company expects to spend about three years to complete exploration work at Altar, spending about $25 million per year on that effort, and then determining if the results justify proceeding with engineering design work. If the project does proceed into development, the scale of the venture is likely to require bringing in one or more financing and/or operating partners. Significant infrastructure investment would be required, in addition to the substantial cost of constructing the mine itself.

The Company recently announced the completion of the 2011-2012 drilling season at Altar. With the onset of winter weather in the high Andes, drilling activities at the Altar site currently are limited to the summer period between December and April. During the season which has just concluded, the Company completed a total of 72 new or deepened drill holes, resulting in about 27,000 meters of new drill core samples. Assay work is progressing on these samples, with assays and the associated quality assurance work expected to be completed later this year.

Capital and Exploration

Capital spending is planned to increase from $104.1 million in 2011 to about $135 million in 2012. Consolidated capital expenditures during the first quarter of 2012 totaled $24.4 million (of which $1.7 million was included in payables at March 31, 2012) as compared to consolidated capital expenditures of $23.2 million at March 31, 2011. The level of consolidated capital spending is somewhat lower than planned, but is expected to increase steadily as the year progresses. The $135 million allocated for the Company’s capital expenditures includes about $80 million for sustaining capital expenditures at the Montana operations, $23 million for the two-long term resource delineation projects along the J-M Reef, Blitz and Graham Creek, $10 million in the Columbus processing facilities and $22 million for the Marathon project. In addition to capital spending, the Company also projects expending about $26 million for exploration programs during 2012. Prior to confirming that an economic project exists, costs for mining exploration are not capitalized, but are expensed as incurred, reducing net income. The Company recognized exploration expense of $10.1 million in the first quarter of 2012 compared to minimal exploration costs in the first quarter of 2011.

Supply and Demand Commentary for PGM Markets

(The following discussion reflects management’s assessment of the recent state of the PGM markets, based on discussion with industry analysts and the Company’s own observations of market dynamics. There can be no assurance that the Company’s conclusions reflect a complete or accurate picture of supply and demand trends, nor that past experience will reflect future performance. However, management’s view of market conditions and the outlook for PGM supply and demand may influence its decisions on mining activities, future acquisitions, expansions or divestitures, capital investment, financing, hiring and many other factors.)

The market price of palladium increased slightly during the first quarter of 2012 from fourth quarter 2011, while the price of platinum strengthened significantly during the same period. After ending the year 2011 quoted at $630 per ounce by the London Bullion Market Association, the market price for palladium averaged about $682 per ounce during the 2012 first quarter and at March 31, 2012, closed the quarter quoted at $651 per ounce. More dynamically, the market price of platinum, after ending 2011 quoted at $1,354 per ounce, averaged about $1,606 per ounce in the first quarter of 2012 and ended the quarter quoted at $1,640 per ounce. During the 2012 first quarter, South African production was plagued by labor strife and very tight power supplies, driving up the price of platinum disproportionately. Subsequently, in early April the prices of both metals declined as the U.S. dollar strengthened in the face of European financial instability, and markets saw some liquidation of investor positions in the metals.

Overall, it appears that worldwide PGM supplies remain constrained, and markets in early 2012 are generally firm but not tight. Johnson Matthey estimated in November of last year that worldwide supply of palladium totaled about 9.6 million ounces in 2011, including 6.7 million ounces from primary production sources, 0.7 million from Russian government inventory liquidation and 2.2 million ounces from recycling. They likewise estimated 2011 platinum production at 8.3 million ounces, including 1.9 million ounces from recycling.

Primary PGM producers have not been able to increase production appreciably since output peaked in 2006, despite the significant increase since then in metals prices. South African producers are continuing to struggle with a number of challenges, including labor strife, rising capital and operating costs, shortages of power, water and skilled labor, political opposition, safety issues, and an appreciating currency that largely offsets the benefit of PGM price increases in U.S. dollar terms. Production in Zimbabwe faces similar issues, coupled with the government’s recent forced divestiture of majority interests in the mining properties there. Palladium production in the Russian Federation is essentially all derived from Norilsk Nickel’s Siberian nickel operations, which produce palladium and platinum as by-products of nickel output. New production in North America, which is modest at best, is still several years from coming on-line. Any anticipated new primary PGM production in the world appears to be barely sufficient to offset the ongoing depletion of existing mines.

Industry analysts have estimated that PGM recycling of automotive catalysts – the largest secondary source – is currently at about 50% of its potential. If PGM prices remain relatively strong, one commentator has projected that within four or five years this could increase to 70% of the total recycling opportunity as recycling becomes more established in less developed parts of the world. Coupling this higher penetration of PGM recycling with increasing PGM loadings in recycled catalytic converters, one analyst has suggested that automotive PGM recycling could increase from about 2.7 million ounces of palladium and platinum per year in 2011 (per the Johnson Matthey estimate) to about 4.3 million ounces per year in 2015. Johnson Matthey also estimates that another 1.4 million ounces were recycled in 2011 from jewelry and electrical scrap. So it appears that future growth in recycling volumes could assist in meeting demand growth for PGMs.

The other potentially significant source of PGM supply is existing inventories. Over the past 20 years or so, a very substantial share of worldwide palladium demand has been met out of Russian government inventories accumulated from Norilsk Nickel production during the Soviet era. Although the Russian government does not comment on the status of these inventories, unattributed public remarks from Russian commentators and other sources have suggested these Russian government palladium inventories may now be approaching depletion. Johnson Matthey’s estimate of 0.7 million ounces exported from these inventories during 2011 is down from about a million ounces during 2010 and 1.5 million ounces as recently as 2007. Exports from the Russian state inventories to date in 2012 appear to be negligible.

Besides the Russian government inventories, there also are substantial inventories of PGMs held in Zurich and in London. Some of these represent physical metal backing up exchange-traded funds, or ETFs, while other inventories presumably represent holdings by individuals or institutions. Most of these inventories are considered to be in stable hands and do not trade very much. Johnson Matthey and others have estimated that between

February and December of 2011, about 0.7 million ounces of palladium entered the market due to liquidation of ETF holdings, contributing to a surplus of metal and correspondingly weak palladium price performance during the second half of 2011. However, during the first three months of 2012, Mitsui estimates that palladium ETF holdings increased by about 0.3 million ounces. Platinum ETF holdings, on the other hand, continued to accumulate metal during 2011, but holdings have essentially flattened out during the 2012 first quarter.

Turning to the demand side of the PGM market, the largest single use for palladium and platinum is in automotive catalytic converters. Johnson Matthey’s November 2011 Interim Review estimated that in 2011, 5.9 million ounces of palladium (67% of total palladium consumed) and 3.2 million ounces of platinum (39% of total platinum consumed) were used in manufacturing catalytic converters. The 2011 platinum percentage remained lower than in the past, mostly reflecting the still-depressed market for diesel vehicles in Europe in 2011.

In view of the pivotal role of auto production in the PGM markets, the Company follows auto market activity closely. Mitsui’s early report on first quarter 2012 auto production and sales suggests mixed dynamics right now in the automobile market. From a palladium perspective, Mitsui reports that the North American market is doing very well, with annualized sales of 15.1 million light vehicles in February and 14.4 million in March, up from 12.8 million units sold in 2011. Along with improving U.S. economic conditions and positive consumer sentiment, high used car prices have made purchasing new cars attractive.

Mitsui also observes that China’s first-quarter 2012 commercial and passenger vehicle sales reportedly declined by 3.4 percent compared to the first quarter 2011. However, looking only at passenger vehicle sales, the year-to-year decline was only 1.3% in the 2012 first quarter and sales actually grew by 4.5% in March. The China Association of Automobile Manufacturers has suggested that Chinese new vehicle registrations will grow by between 8% and 10% in 2012 compared to 2011.

Mitsui’s report also notes that emissions standards continue to tighten worldwide. The Chinese government recently announced that Euro 5-equivalent Chinese emission standards will be implemented in Beijing ahead of the rest of the country and that Beijing will move to Euro-6 equivalent levels by 2016. On the other hand, in Russia the government was forced to delay the planned domestic implementation of Euro-4 standards until 2013 because of a lack of high-quality low sulfur fuel. (High-sulfur fuels tend to poison PGM catalysts.) Euro-5 implementation in Russia is planned for 2015. The delay should have negligible effect on the palladium market, as manufacturers will not modify their PGM loadings in response to a short-term delay.

While first-quarter data on other PGM markets is not yet available, total jewelry demand for both palladium and platinum reportedly declined somewhat during 2011 as a result of higher metal prices. Johnson Matthey has estimated total jewelry demand for palladium at about 0.3 million ounces in 2011 (net of jewelry recycling), and platinum at about 1.8 million ounces net. The Company’s marketing expenditures in support of palladium jewelry have been stepped up during 2011 and 2012, with particular emphasis on new high-end lines in Japan and broadened awareness campaigns in other key markets. The Company currently is sponsoring a series of high profile entertainment personalities featuring palladium jewelry in major fashion magazines (“I’m So Over Heavy Metal”) and at movie and fashion industry events. Although palladium jewelry sales clearly have declined from their levels a few years ago in the Chinese market, it does appear that palladium jewelry is moving upscale recently, with good acceptance in the emerging high-end markets and award winning designs at major jewelry shows. The Company expects to dedicate about $10.0 million to jewelry marketing efforts worldwide during 2012.

Other sources of demand for palladium include chemical manufacturing, dental alloys, electronic components and investment purchases. According to Johnson Matthey, in aggregate these consumed about 2.0 million ounces of palladium in 2011, down from about 3.1 million ounces in 2010, with the decline attributable entirely to reduced investment demand during 2011. Similarly, other demand sources for platinum include medical, chemical and petrochemical applications, electronic components, glass manufacturing and investment. Johnson Matthey estimates these other uses consumed about 2.4 million ounces of platinum in 2011 and in 2010.

Taking a longer view of what are undeniably cyclical markets for these metals, and considering in particular demand growth in emerging markets, the need for PGMs appears to be steadily growing. At the same time, with supply growth largely limited to expansion of recycling capacity and the Russian state inventory sales perhaps disappearing from the market, there appears to be an emerging shortage of resources to accommodate these expanding requirements. The Company’s current strategic focus reflects management’s view that as the world economic recovery continues, there likely will be continued strong demand from emerging economies for PGMs and other basic raw materials to fuel economic development. Coupled with recovering automotive demand in the developed economies and corresponding investor interest in platinum group metals, management is seeking to position the Company to benefit from such demand growth.

However, this market view clearly also encompasses certain risks. PGM trading volumes are relatively thin and their markets have limited liquidity, particularly in comparison to markets for other precious metals and the major industrial metals. Consequently, PGM prices historically have been volatile and difficult to forecast. PGM prices may be affected, favorably or unfavorably, by numerous factors, including the level of industrial demand, particularly from the automotive sector; supply factors that include changes in mine production and inventory activity; and by shifts in investor sentiment. Recent PGM prices are comparatively high by historical standards, and to some extent these price levels are likely driven by investor sentiment that could shift away from precious metals if other markets become more attractive. The Company attempts to manage this market volatility in several ways, including by seeking to enter into long-term supply agreements, in some cases through metal hedging, by investing in the developed state of the mines, attention to cost controls and seeking adequate liquidity to bridge periods when PGM prices are low.

The Company’s results have clearly benefited over the past year and a half from the strengthening of palladium prices relative to platinum prices. As recently as 2008 and 2009, the palladium price tended to average about 22% of the price of platinum, which at a 3.4 to 1 palladium to platinum ratio implies that nearly 60% of mined revenues came from platinum sales and only about 40% from palladium sales. Beginning in 2010, the palladium price has moved up against the price of platinum, reflecting tightening supply in the palladium market and increased substitution of palladium for platinum in automotive technologies. Recently the price of palladium has averaged around 42% of the platinum price. Using the same logic, at this price ratio the relative revenue contributions have reversed, with about 40% of mine revenues coming from platinum and 60% from palladium sales. Based on the 2012 mine production guidance of 500,000 PGM ounces, if palladium were still at 22% of the $1,640 per ounce platinum price at March 31, 2012, instead of at $651 per ounce, mine revenues for the year would be reduced by about $112 million.

Sales and Customers

The Company currently has in place a three-year supply agreement with General Motors Corporation effective until December 31, 2013 that provides for fixed quantities of palladium to be delivered each month. The Company also has a new one-year platinum supply agreement with Tiffany & Co. These agreements provide for pricing at a small discount to a trailing market price. The Company currently sells its remaining uncommitted mine production under month-to-month and spot sales agreements. Based on targeted 2012 mine production of about 500,000 PGM ounces, approximately 85% of the Company’s mined palladium production and 45% of its platinum production currently is committed under actual and pending supply agreements.

Strategic Areas of Emphasis

The Company’s management for many years has identified and focused on three broad strategic areas of emphasis. While specific initiatives have varied as markets have shifted and the Company has progressed, these fundamental strategic directions continue to provide a basic framework for management’s efforts to strengthen the Company. These elements are reflected in the Company’s Mission Statement – Operate Responsibly, Grow and Develop and Position the Company.

1. Operate Responsibly

Management believes that companies which have achieved safe operations also tend to be well managed and efficient in other important areas. The Company measures its safety performance using several criteria, including the frequency and severity of medical reportable incidents and lost-time accidents in comparison to the Company’s own historical performance and relative to other mining operations in the industry. Safety is also assessed in terms of the number and severity of citations issued by MSHA inspectors during their regular visits to the mine sites. Both measures, accident frequency and regulatory compliance, are critical elements of the Company’s safety efforts. Various internal programs support these safety efforts, including annual refresher training and other training programs, pre-shift employee inspections of each work area, regular workgroup discussions of current safety issues and incidents, detailed accident investigations to identify core causes, reporting of near misses that had the potential of resulting in injuries, and from time to time so-called “safety stand-downs” to re-emphasize safety principles as necessary. The Company also responds promptly to correct any safety issues, whether identified internally or by MSHA inspectors, and to eliminate unsafe work practices.

In keeping with the Company’s focus on worker safety, Stillwater has recently announced its commitment to CORESafety, a U.S. mining industry safety initiative in development for the past two years and unanimously endorsed in early April 2012 by the National Mining Association’s executive board. Under CORESafety, Stillwater and its mining industry peers will work together toward a collective target of eliminating fatal accidents and sharply reducing the frequency and severity of on-the-job injuries within the mining industry over the next five years. CORESafety provides an unprecedented opportunity to improve worker safety in the mining industry by creating an industry-wide safety forum, providing the tools to continuously improve safety and health performance and then joining with peers in sharing best practices.

Safety performance at the Company’s mining operations falls under the regulatory jurisdiction of MSHA. MSHA performs detailed quarterly inspections at each of the Company’s mine sites and separately investigates any occurrences deemed to pose a significant hazard to employee health and safety. The Company cooperates fully with MSHA in its compliance responsibilities and maintains its own program of safety training and incident tracking in an effort to ensure that no employee is put at risk in carrying out his or her job responsibilities and that all unsafe situations are identified and remediated. The Company’s safety incident rate (including contractors on site), measured in terms of reportable incidents per 200,000 hours worked, averaged a rate of 1.5 during the first quarter of 2012, a substantial improvement over the 2.8 rate reported for the first quarter of 2011 and the 3.3 rate reported for the full year 2011.

In addition to safety, it is critical to the Company’s operations that the Company be a low cost operator. Ore grades at the Company’s operations are some of the best in the world, and consequently total cash costs per ounce for the Company’s mining operations also rank among the lowest of any primary PGM producer in the industry. However, because the Company’s ore contains about 3.4 times as much palladium as platinum, and South African ores typically have about twice as much platinum as palladium, the Company’s average revenues per ounce are lower and, historically, operating margins may be tighter than for South African producers. Other significant PGM producers, including Norilsk Nickel and the Canadian nickel operations, produce PGMs as by-products, assigning them almost zero cost. Consequently, the Company measures its performance both relative to its own historical cost performance and relative to historical market prices for its products.

Importantly with respect to cost of production, the rerating of the price of palladium, as previously noted, also dramatically changes Stillwater’s comparative cost structure to that of being highly competitive with its South African peers, measured on a platinum equivalent cost basis, wherein all by-products, and in Stillwater’s case its major product palladium, are converted at current values to platinum equivalent ounces for determining comparative costs. As was reported on page 3 in our 2011 Annual Report, measured on a platinum equivalent cost basis the Company’s total cash cost is the third lowest among nine peer companies and, when measured on a total cash cost plus related capital spending, Stillwater is in the lowest quartile amongst its peers.

Although manpower on site remains adequate to staff current operations, the Company will need to add manpower to support the additional development necessary for future operating initiatives. To accommodate this need, the Company has instituted significant new-miner training programs during 2012 at both Montana mines in an effort to offset normal attrition as existing miners retire or leave to pursue other opportunities, and also to provide future staffing for the expansion projects adjacent to the existing mines. At any one time during 2012, a total of about 50 employees will be involved in these training programs. The cost of these programs – including both wages and benefits paid within the training program and the effect on production of diverting some highly experienced miners into the program as trainers – will be charged against our mining operations, which will tend to escalate our 2012 total cash costs per ounce disproportionately. However, management views these programs as an investment in the future, as skilled miners are a scarce and vitally important asset.

2. Develop and Grow Palladium Markets

As one of the only primary producers of palladium in the world, Stillwater has long recognized the necessity of its stepping up as a market advocate on behalf of palladium. For nearly fifty years, a consortium of South African producers has dedicated significant spending to developing and promoting new markets for platinum. As a result of their efforts, platinum has achieved an enviable position as the premier jewelry metal, projecting an image of elegance and solid value; platinum also has found markets in many important industrial and technical applications. About a decade ago, noting the lack of any comparable spokesperson for palladium, the Company began assuming this role through a limited program of market development. While undertaken on a much more limited scale than that of the platinum consortium, the Company has had measurable success over the years in drawing attention to the important properties of palladium and in facilitating its expansion into jewelry and certain industrial applications. It is important to note that in primary markets as limited as those for platinum and palladium (each only about 6 million ounces of new production annually), relatively small increases in total demand can have a significant effect on prices.

The Company’s marketing efforts for 2012 are focused largely on the jewelry markets. A substantial market for palladium jewelry emerged initially in China in about 2004. At that time the Company undertook a limited effort to support that new market by publishing illustrated technical articles aimed at jewelry artisans, providing tips for working with palladium. These articles were published in magazines aimed at bench jewelers and were translated into Chinese for the benefit of that market. The Company also created some image advertising for the Chinese market, including television spots that were intended to position palladium jewelry as fresh and cutting-edge.

During 2012, the Company will continue a series of magazine pieces highlighting the beauty and comfort of palladium jewelry, using the theme, “I’m So Over Heavy Metal.” These pieces have already appeared in popular fashion magazines, including Elle, W, Cosmopolitan and InStyle. Palladium also will be featured at important fashion and celebrity events in the U.S., Europe, Japan and China. The Company also will support efforts by key jewelry designers to introduce palladium pieces or collections at the high end of the market.

Beyond jewelry, the Company also continues to follow efforts by the U.S. Treasury to issue an official U.S. palladium coin. The Company at one time sponsored the private issuance of a series of Lewis and Clark palladium coins which have proven popular over the years but were discontinued in 2005. In 2010 Congress and the president authorized a process for issuing an official palladium coin, although that process has since experienced some delays. Once in place, such a coin is mandated to be produced from palladium “mined from U.S. sources.”

Other efforts to broaden palladium’s base include encouraging research into increased palladium use in fuel cells and in diesel catalytic converters. Most of this work is undertaken without the need for any specific funding from the Company. The Company also supports continuing efforts to broaden trading of palladium on major world commodity exchanges.

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

3. Grow and Diversify the Company

The Company continually monitors diversification opportunities in various mineral exploration and development projects, as well as potential merger or acquisition candidates and other business ventures. It also seeks appropriate opportunities to diversify its existing mining and processing operations, and evaluates potential avenues for vertical integration. The focus of these diversification efforts is both to establish a broader operating base, reducing the Company’s sole reliance on the Stillwater and East Boulder mine properties, and ultimately to build value for the Company’s shareholders.

The Company’s efforts to develop new mining areas along the J-M Reef to the east of the Stillwater Mine (the Blitz project) and to the west of the East Boulder Mine (the Graham Creek project) continued to advance during the first quarter of 2012.

The Blitz project is a $180 million, five-year development that will extend two travelways (footwall laterals) approximately 20,000 feet to the east of the existing Stillwater Mine infrastructure. Development on one primary level will utilize a newly acquired and refurbished tunnel boring machine (TBM); a second parallel level several hundred feet above the TBM drive will be developed using conventional drill and blast techniques. The Company also intends to develop a new access from the surface at the far end of the development that ultimately will intercept the footwall lateral drives to provide access for miners and equipment and ensure adequate ventilation. Definitional drilling into the reef during development will increase the Company’s understanding of the J-M Reef package to the east of the Stillwater Mine and perhaps define additional attractive mining areas for the future.

During this year’s first quarter, the underground “launch chamber” for the new Blitz TBM was completed; the TBM is expected to arrive on site in May and will be installed underground during the third and fourth quarters of this year. Actual development with the TBM will probably begin either late in the fourth quarter or early next year. During the first quarter, the Company also agreed to purchase certain third-party unpatented mining claims adjacent to the Blitz area in order to facilitate the TBM drive.

The Graham Creek project is an $8 million, five-year project that will extend a single TBM drive to the west from the existing East Boulder Mine infrastructure. The project is being developed using an existing TBM that already was on site, and is expected to drive a total of about 8,200 feet of new primary access. About 1,200 feet of this total was completed during 2011, and an additional 1,300 feet were added during this year’s first quarter. The TBM drive is expected to be completed during the second quarter of 2013, after which a new ventilation shaft will be driven vertically to the surface. As with the Blitz project, definitional drilling along the new TBM drive will provide better geological understanding of that portion of the J-M Reef.

The Company also has acquired the Marathon and Peregrine assets over the past couple of years in order to provide some geographic and product diversity. The Marathon resource includes PGMs with a significant copper endowment, and Peregrine’s Altar project potentially could provide copper with gold. These projects, along with Blitz and Graham Creek, offer potential for future cash flow diversification and growth – although any significant financial benefit from these projects is at least five years away.

The Company has provided a small research and development budget for 2012, primarily emphasizing more efficient technologies for processing PGMs. In particular, the Company is evaluating opportunities to develop its own precious metals refining capability. Also, the Company has installed a small pilot plant on site at the Stillwater Mine as part of a joint research venture assessing a new technology designed to increase PGM recoveries in the mill. The Company expects to further advance its assessment of these opportunities during 2012.

RESULTS OF OPERATIONS

Comparison of Three- Month Periods Ended March 31, 2012 and 2011

The Company’s total revenues increased by 19.4% to $203.1 million in the first quarter of 2012 compared to $170.1 million for the first quarter of 2011. The following analysis covers key factors contributing to the increase in revenues:

SALES AND PRICE DATA

	Three Months Ended March 31,		Increase	Percentage
(in thousands, except for average prices)	2012	2011	(Decrease)	Change
Revenues	$203,051	$170,061	$32,990	19%

Ounces Sold:
Mine Production:
Palladium (oz.)	96	91	5	5%
Platinum (oz.)	27	24	3	13%

Total	123	115	8	7%

PGM recycling: (1)
Palladium (oz.)	46	26	20	77%
Platinum (oz.)	30	14	16	114%
Rhodium (oz.)	7	3	4	133%

Total	83	43	40	93%

By-products from mining: (2)
Rhodium (oz.)	1	—	1	—
Gold (oz.)	3	2	1	50%
Silver (oz.)	1	2	(1)	(50%)
Copper (lb.)	174	175	(1)	(1%)
Nickel (lb.)	289	340	(51)	(15%)

Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$671	$784	$(113)	(14%)
Platinum ($/oz.)	$1,598	$1,782	$(184)	(10%)
Combined ($/oz.) (4)	$875	$994	$(119)	(12%)

PGM recycling: (1)
Palladium ($/oz.)	$643	$653	$(10)	(2%)
Platinum ($/oz.)	$1,528	$1,696	$(168)	(10%)
Rhodium ($/oz.)	$1,585	$2,260	$(675)	(30%)
Combined ($/oz.) (4)	$1,039	$1,094	$(55)	(5%)

By-products from mining: (2)
Rhodium ($/oz.)	$1,431	$—	$1,431	—
Gold ($/oz.)	$1,691	$1,383	$308	22%
Silver ($/oz.)	$33	$33	$—	—
Copper ($/lb.)	$3.60	$4.18	$(0.58)	(14%)
Nickel ($/lb.)	$7.62	$10.57	$(2.95)	(28%)

Average market price per ounce (3)
Palladium ($/oz.)	$682	$791	$(109)	(14%)
Platinum ($/oz.)	$1,607	$1,793	$(186)	(10%)
Combined ($/oz.) (4)	$886	$1,002	$(116)	(12%)

(1)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.
(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
(3)	The Company’s average realized price represents revenues, which include the effect of hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London Bullion Market Association afternoon postings for the actual months of the period.
(4)	The Company reports a combined average realized and a combined average market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

Net revenues from sales of mine production (includes by-products) were $116.7 million in the first quarter of 2012, compared to $122.0 million for the same period in 2011, a 4.3% decrease. The decrease in mine production revenues reflects declining market prices which more than offset the increased volumes sold in the first quarter of 2012 than in the first quarter of 2011. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $875 per ounce in the first quarter of 2012, compared to $994 per ounce in the same quarter of 2011. The total quantity of mined palladium and platinum sold increased by 6.9% to 123,000 ounces in the first quarter of 2012, compared to 115,100 ounces sold during the same time period in 2011.

Revenues from PGM recycling increased to $86.3 million in the first quarter of 2012, or 79.4%, from $48.1 million in the first quarter of 2011. The increase in PGM recycling revenues is a combination of higher prices realized for PGM sales thus far in 2012 as compared to 2011, and higher volumes sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was $1,039 per ounce in the first quarter of 2012, down 5.0% from $1,094 per ounce realized in the first quarter of last year. Recycled ounces sold increased to 82,400 ounces in the first quarter of this year from 42,800 ounces in the first quarter of 2011. Processed recycled ounces, including ounces processed on a toll basis, decreased to 107,300 ounces in the first quarter of 2012, from 115,600 ounces in the first quarter of 2011. Revenues from sales of purchased recycling materials totaled $85.7 million in the first quarter of 2012, up from $46.7 million in the same period last year. Tolling revenues declined to $0.7 million in this year’s first quarter, compared to $1.4 million in the first quarter of 2011.

The Company’s total costs of metals sold (before depletion, depreciation, amortization, and corporate overhead expenses) increased to $158.1 million in the first quarter of 2012 from $105.4 million in the first quarter of 2011, a 50.0% increase. The higher cost in 2012 was driven primarily by higher volumes of recycling material purchased (and the related higher value of the contained metals) and higher costs of mine production.

The costs of metals sold from mine production totaled $74.0 million for the first quarter of 2012, compared to $60.3 million for the first quarter of 2011, a 22.7% increase. The increase reflected higher labor and contracting costs between the two periods.

Total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the first quarter of 2012 rose by 17.6% to $514 per ounce, compared to $437 per ounce in the first quarter of 2011. This increase reflected higher total operating costs including general inflation for wages and materials, staffing increases and the effect of higher average sales realizations on royalties and taxes, partially offset by slightly higher mine production.

The costs of metals sold from PGM recycling were $84.1 million in the first quarter of 2012, compared to $45.2 million in the first quarter of 2011, an increase of 86.1%. This increase was due both to higher recycling volumes processed and sold and the related higher market value of the materials acquired for processing.

During the first quarter of 2012, the Company’s mining operations produced 120,800 ounces of PGMs, a 7.9% decrease from the 131,200 ounce production in the first quarter of 2011. Production in the first quarter of 2012 included 93,400 ounces of palladium and 27,400 ounces of platinum compared to 101,100 palladium ounces and 30,100 platinum ounces produced in the first quarter of 2011. Production at the Stillwater Mine for first quarter of 2012 was 87,700 ounces, a decrease from the 98,600 ounces produced in the first quarter of 2011, and production at the East Boulder Mine increased slightly to 33,100 ounces from 32,600 ounces in the same period last year. The production decrease at the Stillwater Mine was driven by a combination of less tons mined than anticipated and lower ore grades than planned in the lower off shaft and east areas of the mine. The small production increase at the East Boulder Mine reflected normal variability in mining conditions.

General and administrative (“G&A”) costs increased to $12.5 million in the first quarter of 2012 from $6.4 million for the same period of 2011, an overall increase of $6.1 million. This increase was primarily attributable to one-time software licensing fees, higher legal and advisory services and growth in project administrative costs. Exploration expenses totaled $10.1 million for the first quarter of 2012, of which almost all was attributable to the Altar copper-gold project. There were no exploration expenses incurred during the first quarter of 2011. Marketing expenses increased to $2.3 million in the 2012 first quarter compared to $0.9 million in the same quarter of 2011. Research and development costs increased to $0.7 million up from the $0.5 million in the same quarter of 2011.

Total interest income for the first quarter of 2012 decreased to $0.6 million from $0.8 million in the corresponding quarter of 2011, mostly reflecting the Company’s reduced balance of cash, cash equivalents and short-term investments following the Peregrine acquisition. Interest earned on recycling volumes in the first quarter of 2012 contributed $0.5 million to net income in comparison to $0.4 million in the first quarter of 2011. Interest expense in the first quarters of 2012 and 2011 was $1.7 million and $1.6 million, respectively.

In the first quarter of 2012, other comprehensive income (loss) included an increase in the fair value of available-for-sale investment securities and long-term mutual fund investments of $0.3 million in the same period for 2011 a decrease of $0.2 million was included in OCI.

During the first quarter of 2012, the Company recorded a foreign currency transaction gain of $2.2 million related to the deferred tax liability recorded in association with the acquisition of Peregrine Metals Ltd. The gain was a result of the strengthening of the U.S. dollar in comparison with the Argentine peso. As the deferred tax obligation will be settled at a future date in pesos, changes in the relative currency values are recognized in the period within transaction gain/loss on the consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

For the first quarter of 2012, net cash provided by operating activities was $15.1 million compared to $33.9 in the first quarter of 2011. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines. Mining productivity rates and ore grades in turn can affect both PGM production and cash costs of production. Net cash flow from operations also includes changes in non-cash working capital, including changes to inventories and advances.

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

Changes in the cash costs of production generally flow through dollar-for-dollar into cash flow from operations. A reduction due to grade in total mine production of 10%, or about 50,000 palladium and platinum ounces per year, would reduce cash flow from operations by an estimated $40.0 million per year at the price and cost levels prevailing at March 31, 2012.

Net cash used in investing activities for the first quarter of 2012 was $23.5 million, comprised of capital expenditures of $22.7 million and a $0.8 million increase in short-term investments. In the same period of 2011 net cash used in investing activities was $10.6 million, comprised of $23.2 million of capital expenditures (which included $7.2 million to complete the purchase of the Benton Resources Corp. property adjacent to Marathon), $13.1 million as a net increase in short-term investments, and $0.6 million as an added equity investment in Marathon Gold Corporation.

Net cash used in financing activities for the first quarter of 2012 was $0.2 million, comprised of payments for debt issuance costs related to the revolving credit facility and minimal proceeds from the exercise of outstanding stock options. In comparison the Company received $0.7 million in proceeds during the first quarter of 2011 from the exercise of outstanding stock options.

At March 31, 2012, the Company’s available cash was $100.6 million, compared to $109.1 million at December 31, 2011. If highly liquid short-term investments are included with available cash, the Company’s balance sheet liquidity is $151.0 million at March 31, 2012, a decrease from $158.6 million at December 31, 2011. This does not reflect funds received from Mitsubishi related to the Marathon PGM-copper project which closed in the second quarter. Outstanding debt at March 31, 2012, was $196.4 million, up from $196.0 at December 31, 2011. The Company’s total debt includes $166.5 million outstanding in the form of convertible debentures with holders having the right in March of 2013 to require repurchase at par, $29.5 million of Exempt Facility Revenue Bonds due in 2020 and $0.4 million for land purchased in 2012. The Company expects to pay $4.0 million of interest during the remaining nine months of 2012 related to its outstanding debt obligations. The Company made cash payments of $1.6 million during the first quarter.

The Company entered into a $100.0 million asset-backed revolving credit agreement with Wells Fargo Capital Finance in the fourth quarter of 2011. During the first quarter of 2012 the Company completed the syndication of this facility expanding the credit line to $125.0 million. Available capacity under the line was about $66.6 million at March 31, 2012, of which $3.8 million had been utilized for undrawn irrevocable letters of credit.

CONTRACTUAL OBLIGATIONS

The Company is obligated to make future payments under various debt agreements and regulatory obligations. The following table represents significant contractual cash obligations and other commercial and regulatory commitments, including related interest payments, as of March 31, 2012:

(in thousands)	2012 (1)	2013	2014	2015	2016	Thereafter	Total

Convertible debentures	$—	$166,500	$—	$—	$—	$—	$166,500
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Land purchase	—	93	89	85	81	—	348
Operating leases	281	281	234	2	1	—	799
Asset retirement obligations	—	—	—	—	—	144,271	144,271
Payments of interest (2)	3,961	3,961	2,400	2,400	2,400	8,400	23,522
Other liabilities	11,764	8,337	—	—	—	—	20,101

Total	$16,006	$179,172	$2,723	$2,487	$2,482	$182,671	$385,541

(1)	Amounts represent cash obligations for April through December 2012.
(2)	Interest payments on the convertible debentures noted in the above table are calculated up to March 15, 2013, the date the holders of the debentures can exercise their put option.

Interest payments noted in the table above assume all are based on fixed rates of interest. Amounts included in other noncurrent liabilities that are anticipated to be paid in 2012, include property taxes and severance taxes.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. Such statements also include, but are not limited to, comments regarding expansion plans, costs, grade, production and recovery rates; permitting; financing needs and the terms of future credit facilities; exchange rates; capital expenditures; increases in processing capacity; cost reduction measures; safety; timing for engineering studies; environmental permitting and compliance; litigating; labor matters; and the palladium, platinum, copper and gold market. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the Company’s 2011 Annual Report on Form 10-K on file with the United States Securities and Exchange Commission and available on the Company’s website.

The Company intends that the forward-looking statements contained herein be subject to the above-mentioned statutory safe harbors. Investors are cautioned not to rely on forward-looking statements. The Company disclaims any obligation to update forward-looking statements.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are discussed in detail in the Company’s 2011 Annual Report on Form 10-K.

KEY OPERATING FACTORS

Stillwater Mining Company

Key Operating Factors

(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING AND COST DATA FOR MINE PRODUCTION

Consolidated:
Ounces produced (000)
Palladium	94	101
Platinum	27	30

Total	121	131

Tons milled (000)	270	293
Mill head grade (ounce per ton)	0.49	0.48

Sub-grade tons milled (000) (1)	12	22
Sub-grade tons mill head grade (ounce per ton)	0.17	0.19

Total tons milled (000) (1)	282	315
Combined mill head grade (ounce per ton)	0.47	0.46
Total mill recovery (%)	91	91

Total operating costs per ounce (Non-GAAP) (2)	$429	$338
Total cash costs per ounce (Non-GAAP) (2)	$514	$437
Total production costs per ounce (Non-GAAP) (2)	$634	$556

Total operating costs per ton milled (Non-GAAP) (2)	$184	$141
Total cash costs per ton milled (Non-GAAP) (2)	$220	$182
Total production costs per ton milled (Non-GAAP) (2)	$272	$232

Stillwater Mine:
Ounces produced (000)
Palladium	68	76
Platinum	20	23

Total	88	99

Tons milled (000)	172	194
Mill head grade (ounce per ton)	0.55	0.54

Sub-grade tons milled (000) (1)	8	17
Sub-grade tons mill head grade (ounce per ton)	0.21	0.21

Total tons milled (000) (1)	180	211
Combined mill head grade (ounce per ton)	0.53	0.51
Total mill recovery (%)	92	92

Total operating costs per ounce (Non-GAAP) (2)	$400	$338
Total cash costs per ounce (Non-GAAP) (2)	$478	$430
Total production costs per ounce (Non-GAAP) (2)	$604	$556

Total operating costs per ton milled (Non-GAAP) (2)	$195	$158
Total cash costs per ton milled (Non-GAAP) (2)	$233	$201
Total production costs per ton milled (Non-GAAP) (2)	$295	$260

Stillwater Mining Company

Key Operating Factors (continued)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING AND COST DATA FOR MINE PRODUCTION
(Continued)

East Boulder Mine:
Ounces produced (000)
Palladium	26	25
Platinum	7	7

Total	33	32

Tons milled (000)	98	99
Mill head grade (ounce per ton)	0.37	0.37

Sub-grade tons milled (000) (1)	4	5
Sub-grade tons mill head grade (ounce per ton)	0.11	0.11

Total tons milled (000) (1)	102	104
Combined mill head grade (ounce per ton)	0.36	0.36
Total mill recovery (%)	90	89

Total operating costs per ounce (Non-GAAP) (2)	$505	$337
Total cash costs per ounce (Non-GAAP) (2)	$610	$459
Total production costs per ounce (Non-GAAP) (2)	$714	$557

Total operating costs per ton milled (Non-GAAP) (2)	$163	$106
Total cash costs per ton milled (Non-GAAP) (2)	$197	$144
Total production costs per ton milled (Non-GAAP) (2)	$231	$175

(1)	Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only. See “Proven and Probable Ore Reserves – Discussion” in the Company’s 2011 Annual Report on Form 10-K for further information.
(2)	Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment write-down’s, gain or loss on disposal of property, plant and equipment, restructuring costs and interest income and expense are not included in total operating costs, total cash costs or total production costs. Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). Please see “Reconciliation of Non-GAAP Measures to Costs of Revenues” and the accompanying discussion for additional detail.

Stillwater Mining Company

Key Operating Factors (continued)

(Unaudited)

(in thousands, where noted)	Three Months Ended March 31,
	2012	2011
SALES AND PRICE DATA

Ounces sold (000)
Mine production:
Palladium (oz.)	96	91
Platinum (oz.)	27	24

Total	123	115

PGM recycling: (1)
Palladium (oz.)	46	26
Platinum (oz.)	30	14
Rhodium (oz.)	7	3

Total	83	43

By-products from mining: (2)
Rhodium (oz.)	1	—
Gold (oz.)	3	2
Silver (oz.)	1	2
Copper (lb.)	174	175
Nickel (lb.)	289	340

Average realized price per ounce (3)
Mine production:
Palladium ($/oz.)	$671	$784
Platinum ($/oz.)	$1,598	$1,782
Combined ($/oz)(4)	$875	$994

PGM recycling: (1)
Palladium ($/oz.)	$643	$653
Platinum ($/oz.)	$1,528	$1,696
Rhodium ($/oz)	$1,585	$2,260
Combined ($/oz)(4)	$1,039	$1,094

By-products from mining: (2)
Rhodium ($/oz.)	$1,431	$—
Gold ($/oz.)	$1,691	$1,383
Silver ($/oz.)	$33	$33
Copper ($/lb.)	$3.60	$4.18
Nickel ($/lb.)	$7.62	$10.57

Average market price per ounce (3)
Palladium ($/oz.)	$682	$791
Platinum ($/oz.)	$1,607	$1,793
Combined ($/oz)(4)	$886	$1,002

(1)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.
(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.
(3)	The Company’s average realized price represents revenues, which include the effect of hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London Bullion Market Association afternoon postings for the actual months of the period.
(4)	The Company reports a combined average realized and a combined average market price of palladium and platinum at the same ratio as ounces that are produced from the base metal refinery.

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

Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three Months Ended March 31,
(in thousands)	2012	2011

Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$51,829	$44,300
Royalties, taxes and other	10,302	13,048

Total cash costs (Non-GAAP)	$62,131	$57,348
Asset retirement costs	153	141
Depletion, depreciation and amortization	14,404	15,801
Depletion, depreciation and amortization (in inventory)	(64)	(317)

Total production costs (Non-GAAP)	$76,624	$72,973
Change in product inventories	183	(7,495)
Cost of PGM recycling	84,115	45,154
PGM recycling – depreciation	268	262
Add: Profit from by-products	9,122	7,534
Add: Profit from PGM recycling	2,504	3,039

Total consolidated costs of revenues	$172,816	$121,467

Stillwater Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$35,127	$33,310
Royalties, taxes and other	6,824	9,072

Total cash costs (Non-GAAP)	$41,951	$42,382
Asset retirement costs	142	131
Depletion, depreciation and amortization	11,169	11,987
Depletion, depreciation and amortization (in inventory)	(256)	319

Total production costs (Non-GAAP)	$53,006	$54,819
Change in product inventories	1,254	(6,620)
Add: Profit from by-products	5,966	4,640
Add: Profit from PGM recycling	1,812	2,288

Total costs of revenues	$62,038	$55,127

East Boulder Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$16,702	$10,990
Royalties, taxes and other	3,478	3,976

Total cash costs (Non-GAAP)	$20,180	$14,966
Asset retirement costs	11	10
Depletion, depreciation and amortization	3,235	3,814
Depletion, depreciation and amortization (in inventory)	192	(636)

Total production costs (Non-GAAP)	$23,618	$18,154
Change in product inventories	(1,071)	(875)
Add: Profit from by-products	3,156	2,894
Add: Profit from PGM recycling	692	751

Total costs of revenues	$26,395	$20,924

PGM Recycling
Reconciliation to costs of revenues:
PGM recycling – depreciation	268	262
Cost of PGM recycling	84,115	45,154

Total costs of revenues	$84,383	$45,416

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

Financially settled forward sales provide another mechanism to offset fluctuations in metal prices associated with future production, particularly in circumstances where the Company elects to retain control of the final disposition of the metal. In financially settled forward sales, the parties agree in advance to a net financial settlement in the future based on the difference between the market price of the metal on the settlement date and a forward price set at inception. Consequently, at the settlement date, the Company receives the net difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. No metal changes hands between the parties in these financially settled transactions. The Company generally has accounted for financially settled forward transactions as cash flow hedges, as they are not eligible for treatment as normal purchases and normal sales. However, if the Company determines not to document them as cash flow hedges, these transactions are marked to market in each accounting period and the realized and unrealized gains or losses are recognized in net income in each period. As of March 31, 2012 and 2011, the Company was not party to any financially settled forward agreements.

Periodically, the Company also has entered into financially settled forwards related to its recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses on such transactions therefore are recognized in net income in each period.

Interest Rate Risk

At March 31, 2012, all of the Company’s outstanding long-term debt was subject to fixed rates of interest. Interest income on payments to the Company’s recycling suppliers is generally linked to short-term inter-bank rates.

The Company’s convertible debentures and industrial revenue bonds do not contain financial covenants, other than change in control protection and, in the case of the convertible debentures, investor make-whole provisions. The Company’s asset-backed revolving credit facility includes a single fixed charge coverage covenant that only takes effect when less than 30% of the total borrowing capacity under the line remains available. Because there were no drawings and only $3.8 million of undrawn letters of credit unused under the revolving credit facility at March 31, 3012, the Company is not constrained by conventional financial covenants at this time.

Foreign Currency Risk

With the acquisition of the Marathon assets in Canada, the Company has gained some modest exposure to fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar. Similarly, the Peregrine acquisition will create the initially minor exposure to Canadian, Argentine and other foreign currencies. While these exposures currently are limited to foreign cash deposits and expenses incurred for the services of a few foreign-based employees and contractors, along with some associates support costs, as the Company’s foreign commitments expand in the future, the exposure will likely become more material. The Company does not generally hedge this exposure at present, but may consider doing so in the future as the scale of its foreign operations grows. During the first quarter of 2012, the Company recorded a foreign currency transaction gain of $2.2 million related to the deferred tax liability recorded in association with the acquisition of Peregrine Metals Ltd. The gain was a result of the strengthening of the U.S. dollar in comparison with the Argentine peso. As the deferred tax obligation will be settled at a future date in pesos, changes in the relative currency values are recognized in the period within transaction gain/loss on the consolidated statement of operations.

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

In reviewing internal control over financial reporting as of March 31, 2012, management determined that during the first quarter of 2012 there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

For further information on legal guarantees and indemnities, see Note 19 “Commitments and Contingencies” in the Company’s audited consolidated financial statements as presented in the Company’s 2011 Annual Report on Form 10-K.

ITEM 1A

RISK FACTORS

The Company filed its Annual Report on Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission on February 23, 2012, which sets forth its risk factors in Item 1A therein. As of the date of this filing, the Company has not experienced any material changes to the risk factors previously described therein.

ITEM 4

MINE SAFETY DISCLOSURES

The Company continually works to establish and maintain a multi-faceted “culture of safety,” summarized by the slogan, “Everyone goes home safe every day.” The established Company safety programs include incident tracking and analysis, nearmiss reporting, workplace start-of-shift inspection checklists, team safety meetings, annual refresher training, safety stand-downs and financial incentives for working safely. The Company also works closely with Mine Safety and Health Administration inspectors to act on their findings and incorporate their suggestions. Management also strives to maintain a consistent “tone at the top” that gives working safely priority over all other Company objectives.

Under the recently enacted Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the Securities and Exchange Commission. In accordance with the reporting requirements included in Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), the required mine safety results regarding certain mining safety and health matters for each of the Company’s mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 of the 2011 Annual Report on Form 10-K. In the first quarter of 2012, the Company received a total of 26 violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act. See Exhibit 95 “Mine Safety Disclosures” included in this quarterly report for more information.

ITEM 6

EXHIBITS

See attached exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY
(Registrant)

Date: April 27, 2012

	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2012

	By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBITS

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated, April 27, 2012

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated, April 27, 2012

32.1	Section 1350 Certification, dated, April 27, 2012

32.2	Section 1350 Certification, dated, April 27, 2012

95.0	Mine Safety Disclosures

101	The following materials from the Quarterly Report on Form 10-Q of Stillwater Mining Company for the three-month periods ended March 31, 2012 and 2011, filed on April 27, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Operations and Comprehensive Income (Loss), (ii) Balance Sheets, (iii) Statements of Cash Flows, (iv) document and entity information, and (v) related notes to these financial statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL document is unaudited and these are not the officially publicly filed financial statements of Stillwater Mining Company. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.