Form 10-Q/A
period 2012-06-30
STILLWATER MINING CO /DE/
filed 2012-10-19
CIK 931948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Stillwater Mining Company (the “Company”) is filing this Amendment No. 1 to its Form 10-Q originally filed with the Securities and Exchange Commission on August 8, 2012 (the “Original Filing”). This Amendment is being filed solely for the purpose of correcting typographical errors in the certifications filed as Exhibit 32.1 and 32.2 to the Original Filing.

ITEM 6. Exhibits

(a) The following exhibits are filed as part of this report.

Number	Description	Incorporation By Reference To

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated October 19, 2012	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, October 19, 2012	Filed herewith

32.1	Section 1350 Certification, dated October 19, 2012	Filed herewith

32.2	Section 1350 Certification, dated October 19, 2012	Filed herewith

95.0	Mine Safety Disclosures	Exhibit 95.0 to Form 10-Q, filed on August 8, 2012

101.INS	XBRL Instance Document	Exhibit 101.INS to Form 10-Q, filed on August 8, 2012

101.SCH	XBRL Schema Document	Exhibit 101.SCH to Form 10-Q, filed on August 8, 2012

101.CAL	XBRL Calculation Linkbase Document	Exhibit 101.INS to Form 10-Q, filed on August 8, 2012

101.DEF	XBRL Definition Linkbase Document	Exhibit 101.DEF to Form 10-Q, filed on August 8, 2012

101.LAB	XBRL Labels Linkbase Document	Exhibit 101.LAB to Form 10-Q, filed on August 8, 2012

101.PRE	XBRL Presentation Linkbase Document	Exhibit 101.PRE to Form 10-Q, filed on August 8, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY
(Registrant)

Date: October 19, 2012

	By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 19, 2012

	By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer
(Principal Financial Officer)