Form 10-Q
period 2013-03-31
STILLWATER MINING CO /DE/
filed 2013-05-02
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013.
OR
☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to
Commission file number 1-13053
STILLWATER MINING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	81-0480654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1321 Discovery Drive, Billings Montana 59102
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
At April 30, 2013, the Company had outstanding 118,095,704 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION
ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS
Stillwater Mining Company
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
REVENUES
Mine production	$128,314	$116,704
PGM recycling	122,334	86,347
Total revenues	250,648	203,051
COSTS AND EXPENSES
Costs of metals sold
Mine production	75,753	74,029
PGM recycling	116,862	84,115
Total costs of metals sold	192,615	158,144
Depletion, depreciation and amortization
Mine production	15,025	14,404
PGM recycling	258	268
Total depletion, depreciation and amortization	15,283	14,672
Total costs of revenues	207,898	172,816
Marketing	1,727	2,338
Exploration	5,951	10,117
Research and development	63	705
General and administrative	15,187	12,478
Loss on long-term investments	562	—
Abandonment of non-producing property	—	2,835
(Gain)/Loss on disposal of property, plant and equipment	36	(5)
Total costs and expenses	231,424	201,284
OPERATING INCOME	19,224	1,767
OTHER INCOME (EXPENSE)
Other	1,145	8
Interest income	1,200	645
Interest expense	(6,652)	(1,715)
Foreign currency transaction gain, net	4,237	2,931
INCOME BEFORE INCOME TAX (PROVISION) BENEFIT	19,154	3,636
Income tax (provision) benefit	(4,850)	2,304
NET INCOME	$14,304	$5,940
Net loss attributable to noncontrolling interest	(279)	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$14,583	$5,940
Other comprehensive income, net of tax
Net unrealized gains on securities available-for-sale	74	308
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$14,657	$6,248
Comprehensive loss attributable to noncontrolling interest	(279)	—
TOTAL COMPREHENSIVE INCOME	$14,378	$6,248

Weighted average common shares outstanding
Basic	117,433	115,552
Diluted	159,695	116,580
Basic earnings per share attributable to common stockholders	$0.12	$0.05
Diluted earnings per share attributable to common stockholders	$0.12	$0.05

See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$203,093	$379,680
Investments, at fair market value	259,014	261,983
Inventories	186,471	153,208
Trade receivables	14,303	9,953
Deferred income taxes	21,304	21,304
Other current assets	24,993	26,734
Total current assets	709,178	852,862
Mineral properties and mine development, net of $335,837 and $325,977 of accumulated depletion and amortization	914,416	899,225
Property, plant and equipment, net of $175,536 and $169,933 of accumulated depreciation	120,086	122,677
Deferred debt issuance costs	9,052	9,609
Other noncurrent assets	5,733	6,390
Total assets	$1,758,465	$1,890,763
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$37,548	$28,623
Accrued compensation and benefits	30,597	31,369
Property, production and franchise taxes payable	12,487	13,722
Current portion of long-term debt and capital lease obligations	1,957	168,432
Income taxes payable	669	—
Other current liabilities	6,641	4,702
Total current liabilities	89,899	246,848
Long-term debt and capital lease obligations	298,194	292,685
Deferred income taxes	196,863	199,802
Accrued workers compensation	6,199	5,815
Asset retirement obligation	8,132	7,965
Other noncurrent liabilities	7,927	5,068
Total liabilities	607,214	758,183
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,002,829 and 116,951,081 shares issued and outstanding	1,180	1,170
Paid-in capital	1,063,261	1,058,978
Accumulated earnings	35,353	20,770
Accumulated other comprehensive loss	(25)	(99)
Total stockholders’ equity	1,099,769	1,080,819
Noncontrolling interest	51,482	51,761
Total equity	1,151,251	1,132,580
Total liabilities and equity	$1,758,465	$1,890,763

See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,304	$5,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	15,283	14,672
(Gain)/Loss on disposal of property, plant and equipment	36	(5)
Loss on long-term investments	562	—
Deferred taxes	1,830	(3,501)
Foreign currency transaction gain, net	(4,237)	(2,931)
Abandonment of non-producing property	—	2,835
Accretion of asset retirement obligation	167	153
Amortization of debt issuance costs	557	314
Accretion of convertible debenture debt discount	3,832	9
Share based compensation and other benefits	4,246	3,772
Changes in operating assets and liabilities:
Inventories	(34,017)	(1,566)
Trade receivables	(4,350)	(3,182)
Accrued compensation and benefits	(780)	857
Accounts payable	11,567	3,845
Property, production and franchise taxes payable	1,612	441
Income taxes payable	669	(2,847)
Workers compensation	384	—
Other	3,837	(3,658)
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,502	15,148
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(29,406)	(22,720)
Proceeds from disposal of property, plant and equipment	19	8
Purchases of investments	(21,996)	(5,250)
Proceeds from maturities of investments	24,025	4,461
NET CASH USED IN INVESTING ACTIVITIES	(27,358)	(23,501)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt and capital lease obligations	(164,787)	—
Payments for issuance costs	—	(219)
Issuance of common stock	56	29
NET CASH USED IN FINANCING ACTIVITIES	(164,731)	(190)
CASH AND CASH EQUIVALENTS
Net decrease	(176,587)	(8,543)
Balance at beginning of period	379,680	109,097
BALANCE AT END OF PERIOD	$203,093	$100,554

See accompanying notes to consolidated financial statements

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1
GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of March 31, 2013, and the results of its operations and its cash flows for the three- month periods ended March 31, 2013 and 2012. The results of operations for the first three months of 2013 are not necessarily indicative of the results to be expected for the full year. Certain prior period cash flow statement amounts have been reclassified to conform to the current period presentation; there was no impact to the total amounts for cash flows from operating, investing, and financing activities. The accompanying consolidated financial statements in this quarterly report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2012 Annual Report on Form 10-K. All intercompany transactions and balances have been eliminated in consolidation.
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
NOTE 2
SALES
MINE PRODUCTION
The Company mines and processes ores containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to third party refineries for final processing from where they are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity (rhodium of 99.9%) in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product precious metals are normally sold at market prices to customers, brokers or outside refiners. By-products of copper and nickel are produced by the Company at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are included in revenues from mine production. During the first quarter of 2013 and 2012, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $7.5 million and $9.1 million, respectively.
The Company has a supply agreement with General Motors Corporation (GM) that provides for fixed quantities of palladium to be delivered each month and expires on December 31, 2013. The Company has a platinum supply agreement with Tiffany & Co. and PGM supply agreements with Johnson Matthey, BASF and Ford Motor Company, all of which expire at the end of 2013. Some of these agreements provide for pricing at a small discount to a trailing market price. Based on the targeted 2013 mine production of about 500,000 ounces, approximately 86% of the Company's mined palladium production and 74% of its platinum production is committed under its supply agreements. The Company currently sells its remaining uncommitted mined production under spot sales agreements.
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
At the same time the Company purchases recycling material, it typically enters into a fixed forward contract for future delivery of the PGMs contained in the recycled material at a price consistent with the purchase cost of the recycled material. The contract commits the Company to deliver finished metal on a specified date that normally corresponds to the expected out-turn date for the metal from the final refiner. The purpose of this arrangement is to eliminate the Company’s exposure to fluctuations in market prices during processing. However, doing so does create an obligation for the Company to deliver metal at a future point in time that could be subject to operational risks. If the Company was unable to complete the processing of the recycled material by the contractual delivery date, it could either cover its delivery commitments with mine production or purchase finished metal in the open market. If open market purchases are used, the Company would bear the cost (or benefit) of any change in the market price relative to the price stipulated in the delivery contract.
TOTAL SALES
Total sales to significant customers as a percentage of total revenues for the three- month periods ended March 31, 2013 and 2012 were as follows:

	March 31,
	2013(1)	2012(1)
Customer A	26%	26%
Customer B	16%	18%
Customer C	16%	—
Customer D	14%	17%
Customer E	—	11%
	72%	72%
(1) The “—” symbol represents less than 10% of total revenues
NOTE 3
CORRECTION OF IMMATERIAL ERROR
The Company recorded an immaterial error correction to recognize deferred tax benefits associated with its foreign exploration activities. For the quarter ended March 31, 2012, the Company revised net income by $3.5 million to recognize the tax benefit. For further information, see Note 21 “Quarterly Data (Unaudited)” in the Company’s audited consolidated financial statements as presented in the Company’s 2012 Annual Report on Form 10-K.
NOTE 4
NONCONTROLLING INTEREST
In March 2012, the Company entered into an agreement with Mitsubishi Corporation (Mitsubishi) in which a Mitsubishi subsidiary acquired a 25% interest in the Company's wholly-owned subsidiary, Stillwater Canada Inc (SCI), which owns the Marathon PGM-copper project and related properties, for approximately $81.25 million in cash and contributed an additional $13.6 million to satisfy Mitsubishi's portion of the venture's initial cash call. Mitsubishi will be responsible for funding its 25% share of operating, capital and exploration expenditures on the Marathon properties and has agreed to cooperate and support efforts to secure project financing for Marathon. Mitsubishi will have an option to purchase up to 100% of Marathon's future PGM production under a related supply agreement at a relatively small discount to market. The transaction closed in April, 2012. The Company incurred transaction costs of approximately $1.1 million related to the agreement with Mitsubishi, which was recorded within Equity on the Company's Consolidated Balance Sheets.

The noncontrolling interest's share of equity in SCI is reflected as Noncontrolling interest in the Company's Consolidated Balance Sheets and was $51.5 million as of March 31, 2013.
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
COMMODITY DERIATIVES
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
MINE PRODUCTION
The Company had no outstanding derivative contracts pertaining to its mined production during the three- month periods ended March 31, 2013 and 2012.
PGM RECYCLING
The Company customarily enters into fixed forward sales relating to PGM recycling of catalyst materials. The metals from PGM recycled materials are typically sold forward at the time of purchase and delivered against the fixed forward contracts when the ounces are recovered. All of these fixed forward sales contracts open at March 31, 2013, will settle at various periods through August 2013. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. As of March 31, 2013, no such margin deposits were outstanding or due.
Occasionally, the Company also has entered into financially settled forward contracts on its recycled materials. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal on a specific future date. No financially settled forward contracts were entered into during the three- month periods ended March 31, 2013 and 2012. The Company generally has not designated these contracts as cash flow hedges, so they are marked to market at the end of each accounting period. The change in the fair value of the derivatives is reflected in the Company's Consolidated Statements of Comprehensive Income.
The following is a summary of the Company’s obligations to deliver metal under commodity derivatives in place as of March 31, 2013:

PGM Recycling:
Fixed Forwards
	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Average Price	Ounces	Average Price	Ounces	Average Price
Second Quarter 2013	38,733	$1,631	62,281	$740	10,871	$1,164
Third Quarter 2013	1,906	$1,589	3,480	$754	1,398	$1,215

NOTE 6
SHARE-BASED COMPENSATION
STOCK PLANS
The Company sponsors stock plans (the “Plans”) that enable the Company to grant stock options or other equity based compensation to employees and non-employee directors. Effective March 1, 2011, the Company ceased offering stock options as incentive compensation to employees and non-employee directors, and began to and expects to continue to issue only cash awards or restricted stock units in lieu of stock options. The Company continues to have previously issued stock options that remain outstanding under three separate plans: the 1994 Incentive Plan (amended by the 1998 Incentive Plan), the General Employee Plan and the 2004 Equity Incentive Plan. In April 2012, stockholders approved the 2012 Equity Incentive Plan. At inception of the plans, approximately 16.4 million shares of common stock were authorized for issuance under the Plans, including approximately 5.0 million, 5.2 million, 1.4 million and 4.8 million authorized shares for the 2012 Equity Incentive Plan, 2004 Equity Incentive Plan, the General Employee Plan and the 1994 Incentive Plan (as amended by the 1998 Incentive Plan), respectively. The 1998 Incentive Plan and the General Employee Plan have been terminated and no additional options, shares or units may be issued under these two terminated plans. Approximately 4.9 million shares were available and reserved for grant under the 2004 Equity Incentive Plan and the 2012 Equity Incentive Plan combined, as of March 31, 2013.
The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the type of equity awards to be issued, the exercise period, vesting period and all other terms of instruments issued under the Plans. Employees’ options and the majority of restricted stock units vest in equal annual installments over a three year period after date of grant. Some restricted stock units vest 100% one year after the date of grant. Officers’ and directors’ options expire ten years after the date of grant. All other employee options expire five to ten years after the date of grant, depending upon the original grant date. Certain of the Company's equity incentive plans and award agreements contain "change in control" provisions, including a potential change if a majority of the members of the Board of Directors are not incumbent directors. Upon a change in control, all outstanding equity incentive awards granted under the 2004 and 2012 Plans may become fully vested.
The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant as determined using a Black-Scholes option pricing model. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture. The compensation expense, recorded in General and administrative in the Company's Consolidated Statements of Comprehensive Income, related to the fair value of stock options during the three- month periods ended March 31, 2013 and 2012, was approximately $11,000 and $29,400, respectively. Total compensation expense not yet recognized related to nonvested stock options is approximately $21,600 and $450 for the remaining nine months of 2013 and for the year 2014, respectively. The Company received less than $0.1 million in cash from the exercise of stock options in each of the three- month periods ended March 31, 2013 and 2012.
NONVESTED SHARES
The following table summarizes the status of and changes in the Company’s nonvested shares during the first three months of 2013:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2013	1,149,333	$14.38
Granted	468,665	13.89
Vested	(712,401)	13.73
Forfeited	(250)	15.79
Nonvested shares at March 31, 2013	905,347	$14.63

Compensation expense related to grants of nonvested shares was $1.7 million in each of the three- month periods ended March 31, 2013 and 2012, and is included within General and administrative in the Company's Consolidated Statements of Comprehensive Income.

The following table presents the compensation expense of the nonvested shares outstanding at March 31, 2013, to be recognized over the remaining vesting periods:

(In millions)
Remaining 2013	$5.0
2014	4.5
2015	2.5
2016	0.4
Total	$12.4
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
At March 31, 2013, the Company has U.S. net operating loss carryforwards (NOLs), which expire at various times in years 2013 through 2028. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers, more likely than not, will not be realized. The Company recognized an income tax provision of $4.9 million and an income tax benefit of $2.3 million for the three- month periods ended March 31, 2013 and 2012, respectively. The provision for income taxes for the three- month period ended March 31, 2013 consists of U.S. Alternative Minimum Tax (AMT), as well as deferred tax benefit from certain foreign jurisdictions. Changes in the Company’s net deferred tax assets and liabilities have been partially offset by a corresponding change in the valuation allowance.
The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax (provision) benefit in the Company's Consolidated Statements of Comprehensive Income. There were no interest or penalties for the three- month periods ended March 31, 2013 and 2012. The Company made income tax payments of $2.4 million and $4.0 million in the three- month periods ended March 31, 2013 and 2012, respectively. Tax years still open for examination by the taxing authorities are the years ended December 31, 2012, 2011, and 2010, although net operating loss and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which utilized.
NOTE 8
DEBT AND CAPITAL LEASE OBLIGATIONS
1.875% CONVERTIBLE DEBENTURES
In March 2008, the Company issued and sold $181.5 million aggregate principal amount of senior unsecured convertible debentures due March 15, 2028 (debentures). The debentures pay interest at 1.875% per annum, payable semi-annually on March 15 and September 15 of each year, and commenced paying interest on September 15, 2008. The debentures will mature on March 15, 2028, subject to earlier repurchase or conversion. Each $1,000 principal amount of debentures is initially convertible, at the option of the holders, into approximately 42.5351 shares of the Company’s common stock, at any time prior to the maturity date. The conversion rate is subject to certain adjustments, but will not be adjusted for accrued interest or any unpaid interest. The conversion rate initially represents a conversion price of $23.51 per share. The debentures contain a "change in control" provision, including a potential change if a majority of the members of the Board of Directors are not incumbent directors. The Company may be required to make an offer to repurchase all of the outstanding debentures at a price equal to 100% of the principal and unpaid interest of the debentures. Subsequent to March 31, 2013, the Company's Board of Directors has taken steps pursuant to the debenture agreement to mitigate the impact of these "change in control" provisions.

Holders of $164.3 million of the debentures exercised their option to require the Company to repurchase all or a portion of their debentures on March 15, 2013. Holders of the outstanding $2.2 million of debentures may require the Company to repurchase all or a portion of their debentures on March 15, 2018 and March 15, 2023, or at any time before March 15, 2028 upon the occurrence of certain events including a change in control. The Company also has the option to redeem the remaining $2.2 million of outstanding debentures for cash beginning on March 22, 2013. The outstanding balance of $2.2 million is reported as a long-term debt obligation as of March 31, 2013. In October 2009, the Company undertook the exchange of $15.0 million face amount of the convertible debentures for 1.84 million shares of the Company's common stock.
Amortization expense related to the issuance costs of the debentures was approximately $0.2 million in each of the three- month periods ended March 31, 2013 and 2012, respectively. The interest expense on the debentures was approximately $0.7 million and $0.8 million for the three- month periods ended March 31, 2013 and 2012, respectively. The Company made cash payments of $1.6 million for interest on the debentures for each of the three- month periods ended March 31, 2013 and 2012.
1.75% CONVERTIBLE DEBENTURES
In October 2012, the Company completed the issuance and sale of $396.75 million of 1.75% senior unsecured convertible debentures, due October 15, 2032. Each $1,000 principal amount of these new debentures is initially convertible, under certain circumstances and during certain periods, into 60.4961 shares (subject to customary anti-dilution adjustments) of the Company's common stock, which represents an initial conversion price of $16.53 per share. The debentures also include an embedded conversion enhancement feature that is equivalent to including with each debenture a warrant initially exercisable for 30.2481 shares initially at $16.53 per share (both subject to customary anti-dilution adjustments). The Company, at its election, may settle conversions of the debentures in cash, shares of its common stock or any combination of cash and shares of its common stock. Debenture holders have the right to redeem their debentures at face value plus accrued and unpaid interest, up to, but excluding, the relevant repurchase date on October 15 of each of 2019, 2024, 2029, and upon the occurrence of certain corporate events. The Company will have the right to call the debentures at any time on or after October 20, 2019. The debentures contain a "change in control" provision, including a potential change if a majority of the members of the Board of Directors are not incumbent directors. The Company may be required to make an offer to repurchase all of the outstanding debentures at a price equal to 100% of the principal and unpaid interest of the debentures. Subsequent to March 31, 2013, the Company's Board of Directors has taken steps pursuant to the debenture agreement to mitigate the impact of these "changes in control" provisions.
The debentures were bifurcated under U.S. GAAP into separate debt and equity components, and reflect an effective maturity (to the first optional redemption date) of seven years. The residual amount of $141.6 million recorded within equity is treated for accounting purposes as additional debt discount and accreted as an additional non-cash interest charge to earnings over the expected life. Debt and equity issuance costs totaling approximately $12.4 million were deducted from the gross proceeds of the offering and the debt portion is being amortized ratably over 84 months. Net proceeds of $384.3 million from the offering were used to retire $164.3 million of the Company's $166.5 million of outstanding 1.875% convertible debentures redemption on March 18, 2013, with the remaining proceeds to be used for general corporate purposes.
The senior unsecured convertible debentures have an effective interest rate of 8.50% and a stated interest rate of 1.75% with interest paid semi-annually. The balance outstanding for the period ended March 31, 2013 was $262.1 million, which is net of unamortized discount of $134.7 million.
Amortization of debt issuance costs and interest expense related to the issuance of the 1.75% senior unsecured convertible debentures was $0.3 million and $5.6 million, respectively, for the period ended March 31, 2013. The Company made no cash payments for interest during the period ended March 31, 2013.
EXEMPT FACILITY REVENUE BONDS
The Company also has outstanding a $30.0 million offering of 8.0% Exempt Facility Revenue Bonds, Series 2000, issued through the State of Montana Board of Investments and due July 1, 2020. The balance outstanding at March 31, 2013, was $29.6 million, which is net of unamortized discount of $0.4 million. The Company made no cash payments for interest on the revenue bonds during the three- month periods ended March 31, 2013 and 2012.

ASSET-BACK REVOLVING CREDIT FACILITY
In December 2011, the Company signed a $100.0 million asset-backed revolving credit agreement with Wells Fargo Capital Finance, incurring debt issuance costs of $1.1 million. Borrowings under this working capital facility are limited to a borrowing base comprised of 85% of eligible accounts receivable and 70% of eligible inventories. Borrowings will be secured by the Company’s accounts receivable, metals inventories and other accounts. The asset-backed revolving credit facility includes a single fixed-charge coverage covenant that only takes effect when less than 30% of the total borrowing capacity under the line remains available. The facility includes a $50.0 million letter of credit sub-facility. Outstanding borrowings under the facility accrue interest at a spread over the London Interbank Offer Rate that varies from 2.25% to 2.75%, decreasing progressively as the percentage drawn against the facility increases. The Company also pays an unused line fee on committed but unutilized commitments under the facility at a rate per annum of 0.375% or 0.5%, depending on utilization of the facility. The asset-backed revolving credit agreement does contain a "change in control" provision which if triggered would constitute an event of default under the credit agreement. If the credit agreement were accelerated following an event of default, holders of such indebtedness would have a right to accelerate the indebtedness thereunder. Since establishing this revolving credit facility, the Company has not yet drawn a balance, although approximately $17.5 million has been utilized to collateralize outstanding irrevocable letters of credit in support of the Company's long-term reclamation obligations. The acceleration of the agreement would require the Company to establish alternative collateral in place of the current $17.5 million irrevocable letters of credit.
On January 13, 2012, the Company completed the syndication of this facility to a group of four banks and simultaneously expanded the maximum line of credit to $125.0 million. The Company recognized $0.3 million in fees associated with the asset-backed revolving credit agreement in the three- month period ended March 31, 2013 and $0.2 million for the three- month period ended March 31, 2012. Amortization expense related to the issuance costs of the credit agreement was less than $0.1 million for the three- month periods ended March 31, 2013 and 2012, respectively.
CAPITAL LEASE OBLIGATIONS
In June 2012, the Company entered into a lease agreement with General Electric Capital Corporation (GECC) covering the acquisition of a tunnel-boring machine for use on the Blitz project adjacent to the Stillwater Mine. The transaction is structured as a capital lease with a four-year term; lease payments are due quarterly in advance. In the third quarter of 2012, the Company increased the lease balance due under the original GECC capital lease by $0.7 million. The Company made cash payments of $0.5 million on its capital lease obligations during the three- month period ended March 31, 2013. These cash payments included interest of $0.1 million. As of March 31, 2013, the outstanding balance under the capital lease was $6.0 million.
The following is a schedule, by year, of the future minimum lease payments for the capital lease together with the present value of the net minimum lease payments:

Quarter ended March 31, 2013 (In thousands)
Remaining 2013	$1,626
2014	2,168
2015	2,168
2016	590
Total minimum lease payments	6,552
Less interest at rates ranging from 5.21% to 5.46% (before tax)	547
Net minimum lease payments	6,005
Less current portion	1,880
Total long-term capital lease obligation	$4,125
CAPITALIZED INTEREST
The Company capitalizes interest incurred on its various debt instruments as a cost of specific and identified projects under development. For the three- month period ended March 31, 2013, the Company capitalized interest of $0.8 million. The Company did not record capitalized interest as a cost of properties under development in the comparable period in 2012.

NOTE 9
SEGMENT INFORMATION
The Company operates five reportable business segments: Mine Production, PGM Recycling, Canadian Properties, South American Properties and All Other. These segments are managed separately based on fundamental differences in their operations and geographic separation.
The Mine Production segment consists of two business components: the Stillwater Mine and the East Boulder Mine. The Mine Production segment is engaged in the development, extraction, processing and refining of PGMs. The Company sells PGMs from mine production under short-term and long-term sales agreements and in open PGM markets. The financial results for the Stillwater Mine and the East Boulder Mine have been aggregated, as both have similar products, processes, customers, distribution methods and economic characteristics.
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
The Canadian Properties segment consists of the Marathon PGM assets (the majority of which is the Marathon project mineral property) and the Coldwell Complex exploration mineral properties. The Marathon project mineral property is a large PGM and copper deposit located near the town of Marathon, Ontario, Canada. The Marathon project is currently in the environmental review and permitting stage and will not be in production for several years. The Coldwell Complex exploration mineral properties are located adjacent to the Marathon property. Financial information for this segment consists of total asset values, general and administrative costs, exploration costs and capital expenditures as the properties are developed.
The South American Properties segment consists of the Peregrine Metals Ltd. assets. The principal Peregrine property is the Altar project, a copper-gold resource, located in the San Juan province of Argentina. The Peregrine project is currently in the exploration stage. Financial information for this segment consists of total asset values, general and administrative costs and exploration costs.
The All Other group primarily consists of assets, including short term investments, revenues, and expenses of various corporate and support functions and the marketing expenditures related to promoting palladium.
The Company evaluates performance and allocates resources based on income or loss before income taxes.
The following financial information relates to the Company’s business segments:

(In thousands)				South American Properties

Three Months Ended March 31, 2013	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$128,314	$122,334	$—	$—	$—	$250,648
Depletion, depreciation and amortization	$15,025	$258	$—	$—	$—	$15,283
General and administrative expenses	$—	$—	$391	$1,121	$13,675	$15,187
Interest income	$—	$817	$5	$109	$269	$1,200
Interest expense	$—	$—	$—	$—	$6,652	$6,652
Income (loss) before income taxes	$37,536	$6,031	$(851)	$(1,164)	$(22,398)	$19,154
Capital expenditures	$24,660	$50	$2,988	$94	$1,614	$29,406
Total assets	$485,640	$114,656	$258,032	$407,235	$492,902	$1,758,465

(In thousands)				South American Properties

Three Months Ended March 31, 2012	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$116,704	$86,347	$—	$—	$—	$203,051
Depletion, depreciation and amortization	$14,404	$268	$—	$—	$—	$14,672
General and administrative expenses	$—	$—	$725	$1,970	$9,783	$12,478
Interest income	$—	$540	$5	$74	$26	$645
Interest expense	$—	$—	$—	$—	$1,715	$1,715
Income (loss) before income taxes	$28,276	$2,354	$(3,645)	$(8,991)	$(14,358)	$3,636
Capital expenditures	$20,414	$31	$1,758	$—	$517	$22,720
Total assets	$425,200	$74,939	$195,280	$432,521	$207,817	$1,335,757

NOTE 10
INVESTMENTS
The Company classifies the marketable securities in which it invests as available-for-sale securities. These securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in Other comprehensive income in the Company's Consolidated Statements of Comprehensive Income. At the time the securities are sold, or otherwise disposed of, gross realized gains and losses are included in Net income. Gross realized gains and losses are based on the carrying value (cost, net of discount or premiums) of the sold investment. The Company adopted ASU 2013-02 Reporting Amounts Reclassified out of Other Comprehensive Income as of January 1, 2013. The amounts reclassified out of Other comprehensive income during the three- month periods ended March 31, 2013 and 2012 were insignificant.
The amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale investment securities by major security type and class of security for the periods ended March 31, 2013 and December 31, 2012, are as follows:

		Investments
	(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
2013
	Federal agency notes	$113,757	$61	$—	$113,818
	Commercial paper	145,668	15	(487)	145,196
	Mutual funds	1,322	386	—	1,708
	Total	$260,747	$462	$(487)	$260,722

2012
	Federal agency notes	$124,682	$37	$(4)	$124,715
	Commercial paper	137,661	3	(396)	137,268
	Mutual funds	1,556	261	—	1,817
	Total	$263,899	$301	$(400)	$263,800

The mutual funds included in the investment table above are included in Other noncurrent assets on the Company's Consolidated Balance Sheets.

The maturities of available-for-sale securities at March 31, 2013, are as follows:

(In thousands)	Amortized cost	Fair market value
Federal agency notes
Due in one year or less	$69,625	$69,649
Due after one year through two years	44,132	44,169
Total	$113,757	$113,818

Commercial paper
Due in one year or less	$98,421	$98,350
Due after one year through two years	47,247	46,846
Total	$145,668	$145,196
The Company has long-term investments in several Canadian junior exploration companies, recorded on the balance sheet at cost. The Company determined that its long-term investments were other than temporarily impaired and recorded a loss of $0.6 million for the three- month period ended March 31, 2013. At March 31, 2013, these long-term investments totaled $2.4 million and are recorded in Other noncurrent assets on the Company's Consolidated Balance Sheets.
NOTE 11
INVENTORIES
For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. No adjustments were made to the inventory value in the first three months of 2013 or 2012.
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
Inventories reflected in the accompanying balance sheets consisted of the following:

(In thousands)	March 31, 2013	December 31, 2012
Metals inventory
Raw ore	$3,669	$3,505
Concentrate and in-process	68,624	51,498
Finished goods	89,091	74,942
	161,384	129,945
Materials and supplies	25,087	23,263
Total inventory	$186,471	$153,208
The Company also holds in its possession, but does not reflect in inventory, materials it processes on a toll basis for customers until the tolled material is transported to a third party refiner.

NOTE 12
EARNINGS PER SHARE
Basic earnings per share attributable to common stockholders is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to common stockholders reflects the potential dilution that could occur if the Company’s dilutive outstanding stock options or nonvested shares were exercised or vested and the Company’s convertible debt was converted. For the purposes of calculating earnings per share attributable to common stockholders, reported net income attributable to common stockholders for the first quarter of 2013 was adjusted for the interest expense, net of capitalized interest (including amortization expense of deferred debt fees), the related income tax effect and the income (loss) attributable to the noncontrolling interest in the computation of basic and diluted earnings per share attributable to common stockholders. No adjustment was made to reported net income during the comparable period in 2012 because the effect would have been antidilutive. The Company currently has only one class of equity shares outstanding.
A total of 66,362 and 77,600 weighted shares of common stock from outstanding options were included in the computation of diluted earnings per share for the three- month periods ended March 31, 2013 and 2012, respectively. Outstanding options to purchase 81,339 and 107,216 of weighted shares of common stock were excluded from the computation of diluted earnings per share for the three- month periods ended March 31, 2013 and 2012, respectively, because the market price at the end of each period was lower than the exercise price, and therefore the effect would have been antidilutive.
The effect of including outstanding nonvested shares was to increase diluted weighted average shares outstanding by 430,741 and 950,468 shares for the three- month periods ended March 31, 2013 and 2012, respectively.
The computation of diluted weighted average shares for the three- month period ended March 31, 2013 included 41.8 million shares of common stock applicable to the outstanding convertible debentures. The computation of diluted weighted average shares in the three- month period ended March 31, 2012, excluded the 7.1 million shares of common stock applicable to the outstanding convertible debentures, because the net effect of assuming all the debentures were converted would have been antidilutive.
A reconciliation showing the computation of basic and diluted shares and the related impact on income for the three- month period ended March 31, 2013 is shown in the following table:

	Three Months Ended
	March 31, 2013
(In thousands, except per share amounts)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Net income attributable to common stockholders	$14,583	117,433	$0.12
Effect of Dilutive Securities
Stock options	—	66
Nonvested shares	—	431
1.875% Convertible debentures, net of tax	569	5,762
1.75% Convertible debentures, net of tax	3,921	36,003
Diluted EPS
Net income attributable to common stockholders and assumed conversions	$19,073	159,695	$0.12

NOTE 13
FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. This hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of each financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Observable inputs other than quoted prices included in Level 1 such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or inputs that are observable or can be corroborated by observable market data.

•	Level 3 - Unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, consisted of the following:

(In thousands)	Fair Value Measurements
At March 31, 2013	Total	Level 1	Level 2	Level 3
Mutual funds	$1,708	$1,708	$—	$—
Investments
Federal agency notes	$113,818	$—	$113,818	$—
Commercial paper	$145,196	$—	$145,196	$—

(In thousands)	Fair Value Measurements
At December 31, 2012	Total	Level 1	Level 2	Level 3
Mutual funds	$1,817	$1,817	$—	$—
Investments
Federal agency notes	$124,715	$—	$124,715	$—
Commercial paper	$137,268	$—	$137,268	$—
The fair value of mutual funds and investments is based on market prices which are readily available. Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive loss on the Company's Consolidated Balance Sheets.
Financial assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012, consisted of the following:

(In thousands)	Fair Value Measurements
At March 31, 2013	Total	Level 1	Level 2	Level 3
1.875% Convertible debentures	$2,245	$—	$2,245	$—
1.75% Convertible debentures	$311,692	$—	$311,692	$—
Exempt facility revenue bonds	$32,329	$—	$—	$32,329

(In thousands)	Fair Value Measurements
At December 31, 2012	Total	Level 1	Level 2	Level 3
1.875% Convertible debentures	$166,292	$—	$166,292	$—
1.75% Convertible debentures	$302,466	$—	$302,466	$—
Exempt facility revenue bonds	$29,968	$—	$—	$29,968
The Company used implicit interest rates of comparable unsecured obligations to calculate the fair value of the Company’s $30 million 8% Series 2000 exempt facility industrial revenue bonds at March 31, 2013, and December 31, 2012. The Company used its current trading data to determine the fair value of each of its convertible debentures, the $2.2 million, 1.875% convertible debentures and the $396.75 million, 1.75% convertible debentures at March 31, 2013 and December 31, 2012. The fair value of the Company's long-term investments in certain Canadian exploration companies at March 31, 2013 and December 31, 2012 is based on market prices which are readily available.
NOTE 14
RELATED PARTIES
Mitsubishi Corporation owns a 25% interest in the Company's previously wholly-owned subsidiary, Stillwater Canada Inc (SCI), which owns the Marathon PGM-copper project and related properties located in Ontario, Canada. Stillwater Mining Company made PGM sales of $65.8 million and $53.0 million to Mitsubishi Corporation in the first quarters of 2013 and 2012, respectively.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The commentary that follows should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the information provided in the Company's 2012 Annual Report on Form 10-K.
OVERVIEW
Stillwater Mining Company (the “Company”) is a Delaware corporation, headquartered in Billings, Montana and is listed on the New York and Toronto Stock Exchanges under the symbols SWC and SWC.U, respectively. The Company mines, processes, refines and markets palladium and platinum ores from two underground mines situated within the J-M Reef, an extensive trend of PGM mineralization located in Stillwater and Sweet Grass Counties in south central Montana. Ore produced from each of the mines is crushed and concentrated in mills located at each mine site. The resulting ore concentrates are then trucked to the Company’s smelting and refining complex in Columbus, Montana, which further processes the mine concentrates and also recycles spent catalyst materials received from third parties. A portion of the recycling material is purchased for the Company’s own account and the balance is toll processed on behalf of others. The finished product from the base metals refinery is a PGM-rich filter cake which is shipped to third parties for final refining into finished metal.
In Montana, the Company is in the midst of developing three new mining blocks adjacent to its current operations along the J-M Reef. The largest of these, the Blitz project, is intended to offset gradually declining production from the Stillwater Mine and eventually will extend underground access eastward from the existing Stillwater Mine infrastructure by about four-and-a-half miles on two separate levels. One of these development headings is being driven with a new tunnel-boring machine (TBM) and to date has advanced about 1,300 feet. The other parallel heading is being driven about 600 feet above the first using conventional drill and blast methods. Through the end of the first quarter these methods have resulted in advancing nearly 1,800 feet of ramp and infrastructure development. A new surface portal also will be constructed, that will intersect the two primary Blitz tunnels in order to provide adequate ventilation and emergency egress for the Blitz area. Total cost of the Blitz project is estimated at about $208 million, to be incurred over a total of about six years. About $37.3 million has been incurred there to date. Besides offsetting the depleting reserves at the Stillwater Mine, the Blitz project will add an estimated 25,000 ounces of palladium and platinum annually to the Company's Montana production.
The second Montana project, the Graham Creek development, is utilizing one of the original East Boulder TBMs to develop about 8,200 feet to the west of the existing East Boulder Mine infrastructure. TBM development at Graham Creek is nearly complete, and the development of two new vertical ventilation shafts to surface is beginning. Through the end of the first quarter of 2013, the TBM has advanced nearly 8,000 feet. The total cost of this extension, with associated ventilation, is estimated to be about $13 million, to be spent over a total of about five years. To date about $4.2 million has been spent on the Graham Creek development. Graham Creek is projected to add about 30,000 ounces of palladium and platinum production to the Company's yearly output, beginning in 2015.
The third such project, the Far West development, was identified during last year's mining plan and will involve development underneath the existing Upper West operations at the Stillwater Mine. Construction of the Far West project began during the first quarter of 2013. Work on the extension of the 3500 West rail level and supporting infrastructure is underway. Incremental cost of the Far West development is estimated at about $28 million, with production there beginning in mid-2016. The Far West area should contribute about 45,000 additional ounces of palladium and platinum per year to output at the Stillwater Mine.
In addition to its Montana operations, the Company also controls the Marathon project, an advanced-stage PGM-copper development situated near the north shore of Lake Superior in the province of Ontario, Canada. In July 2012, the Marathon project team submitted an Environmental Impact Statement (EIS) report and supporting technical documents jointly to the Canadian Environmental Assessment Agency and the Ontario Ministry of the Environment. The environmental assessment and technical analysis is being directed by a joint panel review, with the panel's final recommendation ultimately going to the Federal and Provincial Ministers of the Environment for decision-making. The Company previously announced preliminary engineering findings indicating that the palladium metal content at Marathon was overestimated in a portion of the original resource and reserve modeling work provided to the Company at the time of the acquisition. Until the economic modeling in the current final engineering study is completed later in 2013, the Company will not be able to publish an updated Marathon ore reserve estimate and economic analysis. As the Company cautioned earlier, the net effect is likely to be some deterioration in both project economics and ore reserves. At the same time, however, the Company is also seeing some potential increase in the overall resource tonnage as a result of higher metals prices, better-than-estimated metal recoveries and new drilling information, which may partially offset the effect of lower ore reserve grades.

In April 2012, the Company announced the sale to Mitsubishi Corporation of a 25% interest in the Company's wholly- owned subsidiary, Stillwater Canada Inc, which owns the Marathon project and related Canadian properties. As a result, Mitsubishi also assumed its proportionate share of future Marathon funding commitments. The Mitsubishi involvement may facilitate securing future project financing in support of the Marathon development. For the first three months of 2013, capital, exploration and cash overhead costs for Marathon activities (100% basis) totaled about $4.3 million, of which $3.0 million was capitalized as development costs of the Marathon project and $1.3 million was expensed as incurred.
The Company is dependent on cash flow from its PGM activities and on its balance sheet liquidity to sustain ongoing operations, as well as to fund the Montana mine expansion initiatives and the exploration and delineation work associated with Marathon. The Marathon project, if it ultimately should prove to be commercial, will require substantial capital for the development of mines and corollary infrastructure. In the absence of completed engineering feasibility studies, the cost of constructing these facilities cannot be estimated with precision. The Company expects to utilize internally generated cash flows and its existing liquidity to fund part of the development of Marathon; however, the Company expects that additional financing from the capital markets, institutional lending markets and/or third-party partners will also be required in order to undertake construction of these projects. The availability of such financing will depend on future market conditions and opportunities.
The Company also owns the Altar copper-gold resource, located in the San Juan province of Argentina. Altar is an exploration-stage property with substantial drilling in place that demonstrates the presence of large copper-gold porphyry deposits and an ancillary gold discovery. The Company is conducting further exploratory drilling programs seasonally on the Altar property to determine its economic potential and the limits of the deposit. A limited drilling program at Altar for the 2013 season has now been completed, and the updated core analysis data should be available during this year's third quarter. The scale of the Altar project likely will preclude the Company from moving ahead without majority participation by other mining and/or trading companies. Exploration and cash overhead costs for the Peregrine properties (primarily Altar) totaled $6.7 million in the three months ended March 31, 2013 and have been expensed as incurred.
In accordance with U.S. generally accepted accounting principles (GAAP), the Company is required to expense all exploration costs as incurred. Prior to acquisition of the Marathon and Altar properties, the Company had not been incurring significant exploration costs, but with the onset of significant exploratory activity at Altar and a limited exploration program in the Marathon area, the Company is expensing these costs currently against income. Taking into account the effect of these exploration expenses in reducing net income for the foreseeable future, shareholders should recognize that the Company is seeking to add long term value by better defining these resources through its exploration efforts. Nevertheless, in view of the inherently early-stage nature of these efforts, there is no assurance that the Company's exploration programs will lead to economically viable mining operations.
COMPANY PRIORITIES, PLANNING AND FINANCING
As reported previously, in October 2012 the Company completed the issuance and sale of $396.75 million of 1.75% senior unsecured convertible debentures, due October 15, 2032. Additional details regarding these convertible debentures are included under Note 8 - Debt and Capital Lease Obligations to the Company's Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Net proceeds of $384.3 million from the convertible debentures offering were used to retire $164.3 million of the Company's $166.5 million of outstanding 1.875% convertible debentures in March 2013, with the remaining proceeds to be utilized for general corporate purposes.
After repaying the $164.3 million of outstanding 1.875% convertible debentures during the first quarter of 2013, the Company has cash and short-term investments on hand of $462.1 million at March 31, 2013, including $38.9 million of cash dedicated to the Marathon project and other related activities and therefore unavailable for other corporate purposes. The Company maintains this cash balance to support its various development projects and as a liquidity-cushion against any cyclical downturn in metals prices. In addition, the Company also maintains a $125 million asset-backed revolving credit facility, some portion of which can be drawn upon to support working capital needs. Available capacity under this line at March 31, 2013, was approximately $98.7 million. Since establishing this revolving credit facility, the Company has not drawn down funds, although approximately $17.5 million has been utilized to collateralize outstanding irrevocable letters of credit in support of the Company's long-term reclamation obligations.
The Company's operations and its various projects will require significant commitments of capital over the next several years. Total capital spending guidance for 2013 is approximately $172.8 million, up from actual capital outlays of $116.6 million in 2012 and $104.1 million in 2011. In addition to its capital programs, the Company has budgeted $12.4 million to support 2013 exploration activities at Altar and Marathon.

The table below shows budgeted spending for the full year of 2013 and actual expenditures during the three-months ended March 31, 2013:

(In millions)	2013 Full-Year Plan (1)	Three Months Ended March 31, 2013 (2)
CAPITAL OUTLAY
Stillwater Mine	$87.4	$16.2
East Boulder Mine	$21.8	$5.3
Blitz	$16.5	$2.3
Graham Creek	$4.7	$0.8
Processing and Other	$20.5	$1.7
Total Montana Outlay	$150.9	$26.3
Marathon	$21.9	$3.0
Altar	$—	$0.1
Total Capital Outlay	$172.8	$29.4

(1)	Capital outlay excludes approximately $6.3 million of anticipated non-cash capitalized interest in 2013.

(2)	Actual capital outlay for the period excludes approximately $0.8 million of non-cash capitalized interest.
Looking at the total capital commitments in each area, the level of capital spending required to sustain the Company's existing Montana operations is expected to remain in the range of $80 to $90 million per year over the next several years. The total estimated capital cost of the Blitz development is now about $208 million (excluding capitalized interest), of which $37.3 million has already been spent; the remainder will be spent more or less ratably over the next five years. The latest estimate for the Graham Creek project is about $13 million, which includes the cost of bringing in a contractor to develop the new ventilation raises for the project. Remaining expenditures at Graham Creek total about $8.8 million; the project is scheduled for first production in late 2014. The incremental cost of accelerating development in the Far West area of the Stillwater Mine will be on the order of $28 million, with first production expected in mid-2016. Capital outlay estimates at Marathon for 2013 of $21.9 million is based on expenditures for long lead items, expenditures associated with efforts to complete the Environmental Assessment process and expenditures associated with completing an updated feasibility study and progressing detailed engineering for the project. Preliminary estimates of the total cost to develop the Marathon project and place it into production suggest it will likely be in the range of $550 to $650 million, with a firmer estimate expected once the definitive engineering study is completed later in 2013. Major construction spending at Marathon should begin in 2014, with first production estimated in 2017. The sale of the 25% interest in the Marathon properties to Mitsubishi Corporation is expected to reduce the Company's share of future capital spending at Marathon from the estimated $550 to $650 million range (to first production) down to 75% of that estimate, in the range of approximately, $400 to $500 million. Future levels of exploration spending at Altar are discretionary and will be evaluated year by year.
While a portion of the capital needed to develop the Marathon project likely will come from internal cash flows and existing cash on hand, specific project financing or outside financing probably also will be needed there. Various financing avenues for Marathon are currently being explored, with the final capital structure decision remaining open at least until completion of the Marathon definitive engineering study and the panel review of the project's environmental assessment, both of which are now under way. Management expects to work closely with its Marathon partner in an effort to secure appropriate financing. The availability and form of any future financing will depend on future market conditions and opportunities. There can be no assurance that the financial markets will be receptive to any offerings or that terms of other financing alternatives will be deemed acceptable. The partners have agreed that any determination to proceed with construction and development of the Marathon project will be made only when it is clear that the economics support such steps, required permits have been secured, and commitments are in place with respect to the requisite financing.
FIRST QUARTER 2013
For the first quarter of 2013, the Company reported consolidated net income attributable to common stockholders of $14.6 million, or $0.12 per fully diluted share, an increase from the $5.9 million, or $0.05 per fully diluted share, reported in the first quarter 2012. The increased earnings primarily reflect higher PGM sales volumes and prices offset by higher consolidated total cash costs in this year's first quarter.

Mined palladium and platinum sold in this year's first quarter increased to 130,400 ounces from 123,000 ounces in the first quarter of 2012, mostly reflecting higher production in the first quarter of 2013. The average realized price on sales of mined palladium and platinum was $926 per ounce in the first quarter of 2013, compared to $875 per ounce realized in the first quarter of 2012. Consolidated total cash costs per ounce for the Company’s mining operations (“total cash costs per ounce” is a non-GAAP measure further defined below in Reconciliation of Non-GAAP Measure to Costs of Revenues) averaged $523 per ounce in the 2013 first quarter, up from $514 per ounce in the 2012 first quarter. This increase in total cash costs per ounce between the first quarter of 2013 and the first quarter of 2012 is largely the result of higher mine production and higher labor costs, driven by higher contractual wage and benefit rates and an increase of 7.1% in total Montana employees to 1,670 at March 31, 2013, from 1,560 at March 31, 2012. The increase in staffing levels was primarily attributable to hiring for the new-miner training program in support of new projects and to accommodate increasing underground travel distances and operations support requirements as the mines expand. The Company's guidance for 2013 total cash costs is $560 per ounce.
PGM recycling revenues for the first quarter 2013 were $122.3 million, an increase of 41.7% from the $86.3 million reported for the first quarter of 2012, mostly reflecting significantly higher sales volumes and higher PGM prices.
The Company’s combined average realization on recycling sales was $1,043 per ounce in the first quarter of 2013, up from $1,039 per ounce realized in the first quarter of 2012. Revenues from sales of purchased recycling materials totaled $122.0 million in the 2013 first quarter, an increase from $85.7 million in the same period last year. Tolling revenues decreased to $0.3 million in this year’s first quarter, compared to $0.6 million in the first quarter of 2012. The cost of metals sold from PGM recycling was $116.9 million in the first quarter of 2013 compared to $84.1 million in the first quarter of 2012, an increase of 39.0%. Most of the cost of recycling material is attributable to purchasing spent catalyst for the Company's own account.
Broken out by business segment, the Company’s Montana mining operations earned $37.5 million (pre-tax) in the first quarter of 2013, up from $28.3 million in the same quarter last year. The difference was driven by a higher combined average selling price for palladium and platinum ($926 per ounce in the first quarter of 2013 compared to $875 per ounce in the first quarter of 2012), higher PGM sales volumes, and higher labor and material costs compared to the first quarter of 2012. Recycling activities (pre-tax, including finance charges) contributed earnings of $6.0 million in this year’s first quarter compared to $2.4 million in the same period last year. Higher pricing and volumes contributed to the increase. Canadian activities cost $0.9 million in the 2013 first quarter, compared to a cost of $3.6 million reported for the first quarter of 2012. Exploration expenses and overhead costs for the Peregrine Argentina properties (primarily Altar) totaled $6.7 million in the first quarter of 2013 compared to $12.0 million in the first quarter of 2012. The Company also recorded a consolidated foreign currency transaction gain of $4.2 million of which $5.0 million is related to converting into U.S. dollars an Argentine deferred income tax liability recorded in association with the acquisition of Peregrine Metals Ltd. Corporate and other expenses (excluding income taxes) totaled $22.4 million for the first quarter of 2013, compared to $14.4 million of expenses in the first quarter of 2012. The Company expects corporate expenses will be higher for the full year of 2013 compared to the full year of 2012 due to costs related to the proxy contest in connection with the Company's 2013 annual meeting of shareholders (the "2013 Annual Meeting"), the exact amount of which has not yet been determined.
The Company's cash balance, excluding restricted cash, was $203.1 million at March 31, 2013, compared to $379.7 million as of December 31, 2012. Total liquidity, expressed as available cash plus short-term investments, at March 31, 2013, was $462.1 million, a decrease from the $641.7 million reported at December 31, 2012. As of March 31, 2013, about $38.9 million of the Company's unrestricted cash was held in Canada and dedicated to the funding of future development at the Marathon project and other related activities; this cash is not available to the Stillwater parent for its general corporate purposes. Net working capital (including cash and short-term investments) increased to $619.3 million at March 31, 2013, from $606.0 million at year end 2012. During the first quarter of 2013, recycling working capital increased to $109.8 million from the $68.9 million in the first quarter of 2012, as volumes and dollars in the recycling business increased along with increasing PGM prices.
MINING OPERATIONS
The Company’s operating objectives for the full year of 2013 include targeted mine production of 500,000 combined ounces of palladium and platinum at a total consolidated cash cost of approximately $560 per ounce. Mine production of palladium and platinum totaled 127,100 ounces in the 2013 first quarter, an increase of 5.2% over 120,800 ounces produced in the first quarter of 2012. Most of this variability is the normal result of changes in mining conditions and the array of stopes available for mining in any period.

Combined total cash costs per mined ounce (a non-GAAP measure) averaged $523 per ounce in the first quarter of 2013. The Company’s full-year 2013 guidance for total cash costs is approximately $560 per ounce, up from $484 per ounce averaged in 2012. This 15.7% anticipated year-on-year increase in total cash costs for 2013 is driven by normal receding-face expansion of the underground operations, increased support and maintenance staffing, an expanded miner training program, contractual increases in wage and benefit rates, and an assumed inflationary bias in the cost of materials.
At the Stillwater Mine, first quarter 2013 palladium and platinum production totaled 92,600 ounces, an increase of 5.6% over the 87,700 ounces in the first quarter of 2012. Average ore grades at the Stillwater Mine were approximately 0.49 combined ounces of palladium and platinum per ton in the quarter ended March 31, 2013, and 0.53 ounces per ton for the same period last year. Total ore tons mined at the Stillwater Mine averaged 2,241 tons per day during the first quarter of 2013, an increase from 1,975 tons per day in the first quarter of 2012 and an increase over the 2,019 tons per day averaged in the fourth quarter of 2012. These variations in tons mined and ore grades are attributable to fluctuations in overall mining conditions, the mix of mining stopes available, emphasis on mine development, and the availability of miners.
Stillwater Mine’s total cash costs of $498 per ounce for the first quarter of 2013 were higher than the $478 per ounce averaged for the first quarter of 2012. Workforce levels at the Stillwater Mine increased by about 6.5% between the first quarter of 2013 and the first quarter of 2012, in part due to hiring for the new-miner training program, plus staffing increases to accommodate the increasing travel distances underground as the mining front continually recedes. Cash costs per ore ton milled (another non-GAAP measure) at the Stillwater Mine were $229 for the 2013 first quarter, 1.7% lower than the $233 per ton reported for the first quarter of 2012, as higher total costs were more than offset by the greater number of tons milled.
Capital expenditures at the Stillwater Mine, including Blitz, were $18.5 million for the first quarter of 2013. That compares to the $18.0 million of capital spent during the first quarter of 2012. Primary and secondary development footages for the first quarter of 2013 at the Stillwater Mine were slightly behind the comparable footages for the first quarter of last year, with primary and secondary development advancing about 10,900 feet in first quarter of 2013 and 11,700 feet in the same period of 2012.
Diamond drilling footage for the first quarter of 2013 at the Stillwater Mine totaled about 80,600 feet, also behind the 82,400 feet drilled in the same period last year. Included in the Stillwater Mine 2013 first quarter capital spending is $2.3 million for development of the adjacent Blitz expansion project.
Mining production at the East Boulder Mine for the first quarter of 2013 was 34,500 combined ounces of palladium and platinum. This compares to 33,100 ounces produced at East Boulder in the first quarter of 2012. Total cash costs of $590 per mined ounce (a non-GAAP measure) for the first quarter of 2013 were lower than the $610 per ounce at the East Boulder Mine in the first quarter of 2012, mostly driven by the increased production in the 2013 first quarter. Manpower at the East Boulder Mine increased to 386 employees at March 31, 2013 from 344 employees at the end of the 2012 first quarter. Most of the increase in manpower was associated with mine production support and miner training activities.
Capital expenditures at the East Boulder Mine, including Graham Creek, totaled $6.1 million in the first quarter of 2013 compared to $4.1 million in the first quarter of 2012. Actual primary and secondary development at the East Boulder Mine advanced about 6,100 feet during the 2013 first quarter. The comparable development advance in the same period last year was 6,300 feet. Diamond drilling footage at the East Boulder Mine for the first quarter of 2013 totaled about 39,900 feet, ahead of the 35,600 feet in last year's first quarter. Graham Creek capital spending included in the totals above was $0.8 million in each of the first quarters of 2013 and 2012.
PGM RECYCLING
For the first quarter of 2013, the Company earned $6.0 million from recycling operations on revenues of $122.3 million, reflecting a combined average realization (including palladium, platinum and rhodium) of $1,043 per sold ounce. For the first quarter of 2012, the Company reported income from recycling operations of $2.4 million on revenues of $86.3 million and a combined average realization of $1,039 per sold ounce. Sold ounces of recycled PGMs increased by 41.9% to 116,900 ounces in the 2013 first quarter, from 82,400 ounces for the first quarter of 2012, driven by new suppliers and higher average PGM prices. Tolled recycling ounces declined during the first quarter of 2013; the Company processed and returned 14,000 ounces in the first quarter of 2013 compared to 25,200 ounces in the first quarter of 2012. Total recycling ounces processed, including both purchased and tolled materials, increased to 154,200 ounces in the first quarter of 2013 from 107,300 ounces in the first quarter of 2012.

Total tons of recycling material processed during the first quarter of 2013, including tolled material, averaged 26.0 tons per day, higher than the 18.3 tons per day processed in the first quarter of 2012. Stronger PGM prices during this year’s first quarter led to increased volumes of recycling material available for processing as the quarter progressed. As indicated above, a higher proportion of the ounces recycled during the 2013 first quarter came from recycling material purchased for the Company’s own account than was the case in the 2012 first quarter. The Company normally purchases material from spent automotive catalysts for its own account, while spent refinery and other industrial catalysts usually are toll processed for a fee and returned to the customer. Volumes of toll material available for processing tend to fluctuate seasonally with industrial maintenance schedules.
In many cases, the Company has arrangements in place with its recycling suppliers that provide for advance payments to the suppliers prior to final delivery of the finished metal. Outstanding procurement advances for material in transit not backed up by inventory physically in the Company’s possession at March 31, 2013 and December 31, 2012, totaled $4.4 million and $10.2 million, respectively. The Company’s total recycling working capital, including inventory and advances, was $109.8 million at March 31, 2013, and $87.8 million at December 31, 2012. The increase in working capital is mostly the result of higher recycling volumes and PGM prices during the first quarter of 2013.
STILLWATER CANADA INC – MARATHON PGM-COPPER PROJECT
The Company has completed and submitted an Environmental Impact Statement for the Marathon project to the appropriate Canadian authorities. This environmental assessment of the Marathon project has been circulated for public comment, and the comments received have been returned to the Company. The Company has submitted responses to some of the issues raised and continues to develop responses to others; these responses should be completed during the second quarter of 2013. Once all these comments are addressed and the responses are accepted, the project will be considered by the joint federal/provincial project review panel that is charged with coordinating consideration and public discussion of the Marathon project. As part of the environmental assessment, since 2001 the Company and its predecessors have been gathering extensive baseline information dealing with the natural environment and social and cultural background around the project area. The baseline program includes research related to climate and meteorology, air quality, noise, geology, soils, wildlife, vegetation, groundwater, surface water, fish and fish habitat, socioeconomics, land use, and cultural and traditional knowledge. Computer modeling by third-party environmental, engineering and consulting firms has been included that assesses the cultural and environmental effects of all phases of the mine’s life cycle from construction through operation and closure. Additionally, the Company is consulting and working with local First Nations and Aboriginal groups, nearby communities, federal and provincial government representatives and the public at large in an effort to move the project forward constructively.
The Company is also engaged in preparing the final engineering design as well as an updated economic assessment for the Marathon project. The Company announced previously that its engineering work had indicated the palladium metal content had been overestimated in a portion of the original resource and reserve modeling work. This work was prepared by a third party and provided to the Company at the time of the acquisition; it was reviewed by other third-party experts as part of the due diligence effort. The Company expects to complete the final Marathon engineering study during the second half of 2013. This study will include final project design, updated ore reserves, mining rates and costs, and overall project economics. The effect of the lower palladium grades is likely to be some deterioration in both project economics and ore reserves. At the same time, the Company is also seeing some potential increase in the overall resource tonnage as a result of higher metals prices, better-than-estimated metal recoveries and new drilling information, which may partially offset the effect of lower ore reserve grades.
CAPITAL AND EXPLORATION SPENDING
Capital spending for 2013 is budgeted to increase to about $172.8 million from $116.6 million in 2012. Consolidated capital expenditures during the first quarter of 2013 totaled $29.4 million. This compares to consolidated capital expenditures of $22.7 million in the first quarter of 2012. The level of consolidated capital spending to date in 2013 is lower than planned but at this point the Company has not revised its full-year capital spending guidance. For additional detail of the 2013 capital spending, refer to the table located in the "Company Priorities, Planning and Financing" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
In addition to capital spending, the Company also budgeted about $14.8 million for exploration programs during 2013. The Company recognized exploration expense of $6.0 million in the first quarter of 2013, compared to $10.1 million in the same period of 2012.

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
During the first quarter of 2013, market prices for palladium and platinum traded somewhat independently, reflecting different market dynamics for each of the metals. The palladium price seemed to benefit from recovering automotive markets and the virtual absence of palladium exports from the Russian government stockpiles. As a result, during the first quarter the palladium price trended upward from $699 per ounce at the end of 2012 to about $770 per ounce at the end of the first quarter 2013. Over the same period, the platinum price lacked any clear trend, moving from $1,523 per ounce at the end of 2012, touching a high of $1,736 per ounce in early February, and then declining back to $1,576 per ounce at the end of the first quarter of 2013. The more volatile platinum price seemed to track the South African news stream, currency fluctuations and movement in other precious metals. Following the end of the first quarter, prices for all precious metals moved sharply lower, although the PGMs seemed to be affected a little less than gold and silver. The declines in palladium and platinum prices did not seem to be driven particularly by any change in the underlying metal supply/demand fundamentals, but rather by a shift in trader sentiment away from commodities and into other sectors.
The fundamentals of the current palladium market may be characterized as robustly growing demand against constrained or even declining supply. Demand for palladium is driven primarily by its use in catalytic converters - currently between 70% and 80% of available palladium is consumed by the auto market. Discussions with North American automotive experts indicate that effective in the 2012 model year, palladium essentially has completely replaced platinum in catalytic converters for gasoline engines, with only palladium and a small amount of rhodium now used in these applications. Palladium also has continued to make inroads into diesel catalytic converters and on average palladium probably now comprises between 20% and 30% of the catalyst loading in diesel catalytic converters. Palladium also is used in certain high-end electronic applications including space satellite and military specifications; as a catalyst in certain chemical and petrochemical processes; in jewelry and in dentistry. According to estimates from Johnson Matthey, total demand for palladium in 2012, including investment demand, probably totaled about 9.7 million ounces.
Primary palladium is only produced from mines in a very few areas of the world. The largest source is from the Siberian nickel mines of Norilsk Nickel, where palladium is produced as a by-product of nickel. Similarly, mines in South Africa and Zimbabwe produce platinum, with palladium as a lesser co-product. Smaller amounts of palladium are produced as a by-product from nickel mines in the Sudbury region of northern Ontario, by the only other primary palladium producer, North American Palladium and, finally, by the Company's Montana operations. Johnson Matthey has estimated 2012 mined supplies of palladium totaled about 6.3 million ounces. Recycling also is a source of palladium, and it probably provided about 2.2 million ounces in 2012. Finally, Johnson Matthey estimates that about 250,000 ounces in 2012 were sourced from sales of Russian government inventories.

Challenges to the palladium supply picture have continued in 2013. Essentially, no Russian government inventory sales have been reported to date during 2013, suggesting that these inventories may be depleted. Palladium by-product sales from Norilsk Nickel are forecasted to decline by 100,000 ounces this year. South African production is tied closely to platinum, and producers there have been plagued with serious challenges, including labor unrest, steeply rising costs, power shortages, political vulnerability and PGM prices too low to cover the operating and capital costs necessary to sustain production rates. Further, additional labor negotiations are coming up in July. One large producer is seeking to shut in some production, but has encountered heavy political resistance. One analysis suggests that following the drop in metals prices during April 2013, for about 80% of South African PGM production prices may be too low to cover ongoing operating and sustaining capital cash requirements.
Johnson Matthey in their late 2012 report suggested that palladium experienced a shortfall of about 0.9 million ounces during 2012. In fact, that may have been understated due to additional labor activity late in the year that occurred after their forecast was issued. This shortfall necessarily was covered by liquidation of inventories, which presumably were in the hands of investors or consumers. Some sources also suggest that small amounts of palladium inventory may be sold in 2012 and 2013 sourced from material exported from Russia in 2011.

The Company has noted previously a structural change in the PGM markets that occurred in late 2010. Beginning in 2003 and extending until mid-2010, the price of palladium had averaged about 26% of the price of platinum. Considering that, beginning in 2003, technology existed to permit gram-for-gram substitution of palladium for platinum in gasoline catalytic converters, it appears that the free flow of palladium exports from the Russian government inventories may have contributed to the relatively low price ratio. In late 2010, the pricing ratio suddenly increased to about 45%. Several factors may have contributed to that pricing shift, including the initiation of ETFs into the U.S. market in early 2010, the emergence of gram-for-gram interchangeability between platinum and palladium in diesel catalytic converter applications, and increased focus on palladium fundamentals in the market as Norilsk Nickel sought to liquidate its investment in the Company during the last half of 2010.
Interestingly, during the first quarter of 2013 the ratio has increased further, with palladium trading at times up to about 49% of the platinum price. Some of this may be driven by the absence of exports from the Russian government inventories in recent months, which likely has kept the market for palladium tighter than the platinum market. Some of the 2013 ratio increase has occurred because platinum prices declined more than palladium prices. And a related driver may be the recognition by the market of palladium's strong supply-demand fundamentals, as discussed above.
Platinum and palladium are fully interchangeable, on a one-for-one basis in gasoline catalytic converters and, to the extent palladium can be used in a diesel catalytic converter, the substitution there also is one for one. Theoretically, then, if palladium's solid market fundamentals persist, the palladium market should continue to tighten and the price of palladium should be bid up toward the price of platinum, until the price reaches a point where consumers are indifferent between using platinum and palladium in these applications. That palladium price should approximate parity with platinum. Of course, there can be no assurance that palladium's favorable supply-demand fundamentals will continue, but to the extent they do, it seems likely the palladium price should trend toward parity with platinum.

SALES AND CUSTOMERS
The Company has a supply agreement with General Motors Corporation (GM) that provides for fixed quantities of palladium to be delivered each month and expires on December 31, 2013. The Company has a platinum supply agreement with Tiffany & Co. and PGM supply agreements with Johnson Matthey, BASF and Ford Motor Company, all of which expire at the end of 2013. Some of these agreements provide for pricing at a small discount to a trailing market price. Based on the targeted 2013 mine production of about 500,000 ounces, approximately 86% of the Company's mined palladium production and 74% of its mined platinum production is committed under its supply arrangements as of March 31, 2013. The Company currently sells its remaining uncommitted mined production under spot sales agreements.
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
1. Operate Responsibly
In keeping with the Company’s focus on worker safety, Stillwater has adopted CORESafety, a collective U.S. mining industry initiative toward a safety target of eliminating fatal accidents and sharply reducing the frequency and severity of on-the-job injuries over the next five years. CORESafety provides an unprecedented opportunity to improve worker safety in the mining industry by creating an industry-wide safety forum, providing the tools to continuously improve safety and health performance and then joining with peers in sharing best practices. It is comprised of a series of 20 modules, which can be prioritized to address specific gaps in safety and health performance based on the Company's own "gap analysis." The Company initially has selected eight of these modules to be given priority, with the others to follow.
The Company generally assesses its safety performance using two broad sets of measures: rates incidence and regulatory compliance. Under federal Mine Safety and Health Administration (MSHA) standards in the U.S., reportable medical safety incidence include any work-related injury requiring specific medical care as defined by MSHA, with severity ratings broadly categorized as “medical reportables” (no workdays lost), “lost time accidents” (one or more days of work lost), and “fatalities.” For the first three months of 2013, the Company's overall safety incidence rate, which is calculated as the number of reportable injuries per 200,000 hours worked, was 3.3, higher than the exceptionally low 1.5 rate experienced during the first three months of 2012. By historical standards, the 2013 first quarter incidence rate of 3.3 would be good safety performance, but the Company continues to focus on improving its safety culture through its on-going commitment to the CORESafety philosophy. With regard to safety regulatory compliance, the Company assesses its performance based on the number and severity of citations issued to the Company by MSHA inspectors. Data on safety compliance is included in the Exhibit 95 - Mine Safety Disclosures, of this filing.
In addition to safety, it is critical that the Company conduct its operations efficiently and responsibly. The Company often measures its performance, both relative to its own historical cost performance and in comparing its cost performance against other primary PGM producers, on a platinum-equivalent basis that takes into account differences in product mix. Platinum-equivalent costs are affected not only by actual cost performance, but also by changes in currency exchange rates, so the Company's relative cost position may shift over time. However, the Company believes its current level of operating costs, relative to the other primary PGM producers, has the Company positioned well competitively.
The Company instituted significant new-miner training programs during 2012 at both Montana mines in an effort to offset normal attrition as existing miners retire or leave, and also to provide future staffing for the expansion projects adjacent to the existing mines. Since then, a total of about 50 employees would have been involved at any one time in these training programs. The cost of these programs – including both wages and benefits paid within the training program and the effect on production of diverting some highly experienced miners into the program as trainers – is charged against mining operations, which escalates the labor component of total cash costs per ounce disproportionately. However, management views these programs as an investment in the future, as skilled miners are scarce and a vitally important asset to the Company.
2. Develop and Grow Palladium Markets
The Company's efforts to develop and strengthen palladium markets have taken various forms over the years. When diesel catalytic converters first emerged in about 2003 they were fitted with platinum catalysts - the Company approached the catalytic converter manufacturers to inquire as to whether palladium might also be used. When palladium jewelry first appeared in the Chinese market, it was initially a cheaper alternative to platinum jewelry, and much of it was poorly designed. The Company commissioned and published widely a series of articles for bench jewelers discussing how to work with this new precious metal. The Company also undertook some image advertising within the Chinese market designed to position palladium strategically as an attractive jewelry option for young, upwardly mobile professionals. After cutting back spending during the downturn of 2009 and 2010, the Company allocated money and effort in 2011 and 2012 toward re-establishing ground lost during the downturn. The message in those years focused on palladium as a light, comfortable jewelry alternative available in beautiful designs. In 2013, the Company has budgeted $12.1 million as it continues to target the metal's image.

Beyond jewelry, the Company has continued to follow efforts by the U.S. Treasury to issue an official U.S. palladium coin. Unfortunately, in early 2013 the Treasury released a study in which it concluded not to proceed with issuing a palladium coin. The Company also supports continuing efforts to broaden trading of palladium on major world commodity exchanges.

3. Grow and Diversify the Company
Efforts to grow and diversify the Company are intended to build shareholder value while mitigating the considerable risk of a single product, single location, small market capitalization company. While low PGM prices in the 2003 to 2010 period restricted the Company's ability to move this strategy forward, the Company was able to nurture its incremental PGM recycling business during that period. In late 2010, as PGM prices strengthened and the palladium price rose against the price of platinum, the Company recognized the structural changes taking place in the PGM market and systematically assessed various growth and diversification opportunities. Opportunities identified at that point included the Blitz and Graham Creek projects adjacent to the existing operations in Montana, and the Marathon PGM project in Canada. These projects offered value accretive growth and a limited amount of diversity.
During the first half of 2011, another project came to the attention of the Company. The Altar exploration project in Argentina, owned by Peregrine Metals Ltd., was already familiar to some of the Company's geologists, but drill work during the past three seasons had defined a project that, in their view, held the significant potential to become a world-class copper-gold project. The full resource has not yet been defined at this point, but indications from the surrounding rocks suggests the resource is likely much larger than the existing drilling had thus far defined. In view of the volatility of the palladium market, which had nearly bankrupted the Company on two occasions within the prior decade, management was focused on a potential diversification that could hold significant long-term value as an option against PGM market volatility. With the solidification of the palladium price re-rating against platinum since the acquisition of Altar, the need for such a diversification outside of PGMs has diminished and the emphasis on Altar exploration has been reduced.

RESULTS OF OPERATIONS
Comparison of Three- Month Periods Ended March 31, 2013 and 2012
The Company’s total revenues increased by 23.4% to $250.6 million in the first quarter of 2013 compared to $203.1 million for the first quarter of 2012. The following analysis covers key factors contributing to the increase in revenues:
SALES AND PRICE DATA

	Three Months Ended March 31,		Increase	Percentage
(In thousands, except for average prices)	2013	2012	(Decrease)	Change
Revenues	$250,648	$203,051	$47,597	23.4%
Ounces Sold:
Mine Production:
Palladium (oz.)	101	96	5	5%
Platinum (oz.)	29	27	2	7%
Total	130	123	7	6%
PGM recycling: (1)
Palladium (oz.)	66	46	20	43%
Platinum (oz.)	42	30	12	40%
Rhodium (oz.)	9	7	2	29%
Total	117	83	34	41%
By-products from mining: (2)
Rhodium (oz.)	1	1	—	—
Gold (oz.)	2	3	(1)	(33)%
Silver (oz.)	2	1	1	100%
Copper (lb.)	214	174	40	23%
Nickel (lb.)	339	289	50	17%
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$725	$671	$54	8%
Platinum ($/oz.)	$1,628	$1,598	$30	2%
Combined ($/oz.) (4)	$926	$875	$51	6%
PGM recycling: (1)
Palladium ($/oz.)	$674	$643	$31	5%
Platinum ($/oz.)	$1,607	$1,528	$79	5%
Rhodium ($/oz.)	$1,122	$1,585	$(463)	(29)%
Combined ($/oz.) (4)	$1,043	$1,039	$4	—
By-products from mining: (2)
Rhodium ($/oz.)	$1,200	$1,431	$(231)	(16)%
Gold ($/oz.)	$1,622	$1,691	$(69)	(4)%
Silver ($/oz.)	$30	$33	$(3)	(9)%
Copper ($/lb.)	$3.39	$3.60	$(0.21)	(6)%
Nickel ($/lb.)	$6.43	$7.62	$(1.19)	(16)%
Average market price per ounce (3)
Palladium ($/oz.)	$739	$682	$57	8%
Platinum ($/oz.)	$1,634	$1,607	$27	2%
Combined ($/oz.) (4)	$939	$886	$53	6%

(1)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.

(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

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
Net revenues from sales of mine production (including by-products) were $128.3 million in the first quarter of 2013, compared to $116.7 million for the same period in 2012, an increase of 9.9%. The increase in mine production revenues reflects increasing market prices accompanied by an increase in volumes sold in the first quarter of 2013. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $926 per ounce in the first quarter of 2013, compared to $875 per ounce in the same quarter of 2012. The total quantity of mined palladium and platinum sold increased by 6.0% to 130,400 ounces in the first quarter of 2013, compared to 123,000 ounces sold during the same time period in 2012.
Revenues from PGM recycling increased to $122.3 million in the first quarter of 2013, or 41.7%, from $86.3 million in the first quarter of 2012. The increase in PGM recycling revenues is the result of higher volumes sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was steady at $1,043 per ounce in the first quarter of 2013, compared to $1,039 per ounce realized in the first quarter of last year. Recycled ounces sold increased to 116,900 ounces in the first quarter of this year from 82,400 ounces in the first quarter of 2012. Processed recycled ounces, including ounces processed on a toll basis, increased to 154,200 ounces in the first quarter of 2013, from 107,300 ounces in the first quarter of 2012. Revenues from sales of purchased recycling materials totaled $122.0 million in the first quarter of 2013, an increase from $85.7 million in the same period last year. Tolling revenues declined to $0.3 million in this year’s first quarter, compared to $0.6 million in the first quarter of 2012.
The Company’s total costs of metals sold (before depletion, depreciation, amortization, and corporate overhead expenses) increased to $192.6 million in the first quarter of 2013 from $158.1 million in the first quarter of 2012, a 21.8% increase. The higher cost in 2013 was driven primarily by a 42.4% increase in volumes of recycling material purchased (and the related value of the contained metals) and higher mine production.
The costs of metals sold from mine production totaled $75.7 million for the first quarter of 2013, compared to $74.0 million for the first quarter of 2012, a 2.3% increase. However, total consolidated cash costs per ounce produced, a non-GAAP measure of extraction efficiency, in the first quarter of 2013 rose by 1.8% to $523 per ounce, compared to $514 per ounce in the first quarter of 2012. This increase in total cash costs per ounce between the first quarter of 2013 and the first quarter of 2012 is largely the result of receding mining face, inflation and miner training costs.
The costs of metals sold from PGM recycling were $116.9 million in the first quarter of 2013, compared to $84.1 million in the first quarter of 2012, an increase of 39.0%. This increase was due to higher volumes sold and the corresponding higher market value of the materials acquired for processing.
During the first quarter of 2013, the Company’s mining operations produced 127,100 ounces of PGMs, a 5.2% increase from the 120,800 ounce production in the first quarter of 2012. Production in the first quarter of 2013 included 98,100 ounces of palladium and 29,000 ounces of platinum, compared to 93,400 palladium ounces and 27,400 platinum ounces produced in the first quarter of 2012. Production at the Stillwater Mine for the first quarter of 2013 was 92,600 ounces, an increase from the 87,700 ounces produced in the first quarter of 2012, and production at the East Boulder Mine increased to 34,500 ounces from 33,100 ounces in the same period last year. The production increases at the Stillwater Mine and the East Boulder Mine were driven by typical variability in mine production as the normal result of changes in mining conditions and the array of stopes available for mining in any period.
General and administrative (“G&A”) costs increased to $15.2 million in the first quarter of 2013 from $12.5 million for the same period of 2012, an overall increase of 21.6%. The majority of the increase was a result of additional legal and advisory fees of approximately $2.8 million in the first quarter of 2013 in connection with the proxy contest. Exploration expenses during the first quarter of 2013 declined to $6.0 million from $10.1 million in the same period in 2012. Marketing expenses totaled $1.7 million in the 2013 first quarter compared to $2.3 million in the same quarter of 2012. Research and development costs decreased to less than $0.1 million from $0.7 million in the same quarter of 2012. The Company recorded a loss on its long-term investments in certain Canadian exploration companies in the first quarter of 2013 of $0.6 million.

Total interest income for the first quarter of 2013 increased to $1.2 million from $0.6 million in the corresponding quarter of 2012, mostly reflecting a higher investment portfolio. Interest expense in the first quarters of 2013 and 2012 was $6.7 million (net of capitalized interest of $0.8 million) and $1.7 million, respectively. This increase is a result of non-cash accretion of the debt discount related to the 1.75% convertible debentures that is charged to earnings over the expected life of the convertible debentures. The amount of the non-cash charge to earnings in the first quarter of 2013 was $3.8 million.
During the first quarter of 2013, the Company recorded a foreign currency transaction gain of $4.2 million, primarily related to the deferred tax liability recorded in association with the acquisition of Peregrine Metals Ltd. The gain was a result of the strengthening of the U.S. dollar in comparison with the Argentine peso. As the deferred tax obligation will be settled at a future date in pesos, changes in the relative currency values are recognized in the period within transaction gain/loss on the consolidated statement of operations.
LIQUIDITY AND CAPITAL RESOURCES
For the first quarter of 2013, net cash provided by operating activities was $15.5 million compared to $15.1 million in the first quarter of 2012. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines as well as the volume of activity in its recycle business. Mining productivity rates and ore grades in turn can affect both PGM production and cash costs of production. Net cash flow from operations also includes changes in non-cash working capital, including changes to inventories and advances.
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
Changes in the cash costs of mine production generally flow through dollar-for-dollar into cash flow from operations. A reduction due to grade in total mine production of 10%, or about 50,000 palladium and platinum ounces per year, would reduce cash flow from operations by an estimated $44 million per year at the price and cost levels prevailing at March 31, 2013.
Net cash used in investing activities for the first quarter of 2013 was $27.4 million, comprised of cash capital expenditures of $29.4 million and a $2.0 million net decrease in investments. In the same period of 2012 net cash used in investing activities was $23.5 million, comprised of $22.7 million of cash capital expenditures, offset by a $0.8 million net increase in investments.
Net cash consumed by financing activities for the first quarter of 2013 was $164.7 million, comprised of a principal pay-down of $164.3 million of the Company's $166.5 million, 1.875% convertible debentures which were called by bondholders on March 15, 2013 and capital lease obligations. In the same period of 2012, net cash used by financing activities was $0.2 million as a result of payments for debt issuance costs.
At March 31, 2013, the Company’s cash and cash equivalents was $203.1 million, compared to $379.7 million at December 31, 2012. If highly liquid short-term investments are included with available cash, the Company’s balance sheet liquidity is $462.1 million at March 31, 2013, a decrease of $179.6 million from $641.7 million at December 31, 2012. These March 31, 2013 cash and liquidity balances include about $38.9 million of cash held in Canada that is dedicated as funding for the Marathon PGM-copper project (and other related properties) and so is not available to the Company for its general corporate purposes.
Outstanding debt at March 31, 2013, was $300.2 million, down from $461.1 million at December 31, 2012. The Company’s total debt includes $264.3 million of convertible debentures, $29.6 million of 8.0% State of Montana Exempt Facility Revenue Bonds due in 2020; $0.3 million of financing for a land purchase in 2013; and $6.0 million due under a capital lease with GE Capital. The Company expects to pay $7.9 million of interest during the remaining nine months of 2013 related to its outstanding debt obligations. The Company made cash interest payments of $1.6 million during the first quarter of 2013.
The Company has a $125.0 million asset-backed revolving credit agreement with Wells Fargo Capital Finance. Available capacity under the line was approximately $98.7 million at March 31, 2013, of which $17.5 million had been utilized for undrawn irrevocable letters of credit.

In October 2012, the Company completed the issuance and sale of $396.75 million of 1.75% senior unsecured convertible debentures, due October 15, 2032. Each $1,000 principal amount of these debentures is initially convertible, under certain circumstances and during certain periods, into 60.4961 shares (subject to customary anti-dilution adjustments) of the Company's common stock, which represents an initial conversion price of $16.53 per share. The debentures also include an embedded conversion enhancement feature that is equivalent to including with each debenture a warrant initially exercisable for 30.2481 shares initially at $16.53 per share (both subject to customary anti-dilution adjustments). The Company, at its election, may settle conversions of the debentures in cash, shares of its common stock or any combination of cash and shares of its common stock. Debenture holders have the right to redeem their debentures at face value plus accrued and unpaid interest, to, but excluding, the relevant repurchase date on October 15 of each of 2019, 2024, 2029, and upon the occurrence of certain corporate events. The Company will have the right to call the debentures at any time on or after October 20, 2019. The debentures are bifurcated under U.S. GAAP into separate debt and equity components, and reflect an effective maturity (to the first optional redemption date) of seven years. The residual amount recorded within equity is treated for accounting purposes as additional debt discount and accreted as an additional non-cash interest charge to earnings over the expected life. Issuance costs totaling about $12.4 million were deducted from the gross proceeds of the offering and are amortized ratably over 84 months. Net proceeds from the offering were used to retire a portion of the Company's $166.5 million of outstanding 1.875% convertible debentures upon their redemption in March of this year, and the remaining proceeds will be used for general corporate purposes.
CONTRACTUAL OBLIGATIONS
The Company is obligated to make future payments under various debt agreements and regulatory obligations.
The following table represents significant contractual cash obligations and other commercial and regulatory commitments, including related interest payments, as of March 31, 2013:

(In thousands)	2013 (1)	2014	2015	2016	2017	Thereafter	Total
1.875% Convertible debentures	$—	$—	$—	$—	$—	$2,245	$2,245
1.75% Convertible debentures	—	—	—	—	—	396,750	396,750
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Land purchase	—	89	85	81	—	—	255
Operating leases	330	396	146	146	130	—	1,148
Capital lease obligation	1,400	1,958	2,066	580	—	—	6,004
Asset retirement obligations	—	—	—	—	—	144,271	144,271
Payments of interest (2)	7,855	9,596	9,487	9,393	9,385	18,461	64,177
Other liabilities(3)	12,442	7,907	—	—	—	—	20,349
Total	$22,027	$19,946	$11,784	$10,200	$9,515	$591,727	$665,199

(1)	Amounts represent cash obligations for April through December 2013.

(2)
Interest payments on the 1.875% convertible debentures noted in the above table are calculated up to March 15, 2018, the date the holders of the debentures can exercise their put option. Interest payments on the 1.75% convertible debentures noted in the above table are calculated up to October 15, 2019, the date the holders of the debentures can exercise their put option.

(3)	Amounts included in other liabilities that are anticipated to be paid in 2013 and 2014 include property taxes and severance taxes.
Interest payments noted in the table above all are based on fixed rates of interest.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as "desires", “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. Such statements also include, but are not limited to, comments regarding expansion plans, costs, grade, production and recovery rates; permitting; financing needs and the terms of future credit facilities; exchange rates; capital expenditures; increases in processing capacity; cost reduction measures; safety; timing for engineering studies; environmental permitting and compliance; litigating; labor matters; and the palladium, platinum, copper and gold market. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the Company’s 2012 Annual Report on Form 10-K, in its quarterly Form 10-Q filings, (on file with the United States Securities and Exchange Commission, available on the Company’s website at www.stillwatermining.com) and in corresponding filings with Canadian securities regulatory authorities.
The Company intends that the forward-looking statements contained herein be subject to the above-mentioned statutory safe harbors. Investors are cautioned not to rely on forward-looking statements. The Company disclaims any obligation to update forward-looking statements.
CRITICAL ACCOUNTING POLICIES
The Company’s critical accounting policies are discussed in detail in the Company’s 2012 Annual Report on Form 10-K.

KEY OPERATING FACTORS
Stillwater Mining Company
Key Operating Factors
(Unaudited)

	Three Months Ended March 31,
(In thousands, except where noted)	2013	2012
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced
Palladium	98	94
Platinum	29	27
Total	127	121
Tons milled	293	270
Mill head grade (ounce per ton)	0.46	0.49
Sub-grade tons milled (1)	20	12
Sub-grade tons mill head grade (ounce per ton)	0.16	0.17
Total tons milled (1)	313	282
Combined mill head grade (ounce per ton)	0.44	0.47
Total mill recovery (%)	92	91
Total operating costs per ounce (Non-GAAP) (2)	$431	$429
Total cash costs per ounce (Non-GAAP) (2)	$523	$514
Total production costs per ounce (Non-GAAP) (2)	$636	$634
Total operating costs per ton milled (Non-GAAP) (2)	$175	$184
Total cash costs per ton milled (Non-GAAP) (2)	$213	$220
Total production costs per ton milled (Non-GAAP) (2)	$259	$272
Stillwater Mine:
Ounces produced
Palladium	71	68
Platinum	21	20
Total	92	88
Tons milled	192	172
Mill head grade (ounce per ton)	0.51	0.55
Sub-grade tons milled (1)	10	8
Sub-grade tons mill head grade (ounce per ton)	0.21	0.21
Total tons milled (1)	202	180
Combined mill head grade (ounce per ton)	0.49	0.53
Total mill recovery (%)	93	92
Total operating costs per ounce (Non-GAAP) (2)	$409	$400
Total cash costs per ounce (Non-GAAP) (2)	$498	$478
Total production costs per ounce (Non-GAAP) (2)	$619	$604
Total operating costs per ton milled (Non-GAAP) (2)	$188	$195
Total cash costs per ton milled (Non-GAAP) (2)	$229	$233
Total production costs per ton milled (Non-GAAP) (2)	$284	$295

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended March 31,
(In thousands, except where noted)	2013	2012
OPERATING AND COST DATA FOR MINE PRODUCTION
(Continued)
East Boulder Mine:
Ounces produced
Palladium	27	26
Platinum	8	7
Total	35	33
Tons milled	101	98
Mill head grade (ounce per ton)	0.37	0.37
Sub-grade tons milled (1)	10	4
Sub-grade tons mill head grade (ounce per ton)	0.11	0.11
Total tons milled (1)	111	102
Combined mill head grade (ounce per ton)	0.34	0.36
Total mill recovery (%)	90	90
Total operating costs per ounce (Non-GAAP) (2)	$490	$505
Total cash costs per ounce (Non-GAAP) (2)	$590	$610
Total production costs per ounce (Non-GAAP) (2)	$685	$714
Total operating costs per ton milled (Non-GAAP) (2)	$152	$163
Total cash costs per ton milled (Non-GAAP) (2)	$184	$197
Total production costs per ton milled (Non-GAAP) (2)	$213	$231

(1)
Sub-grade tons milled includes reef waste material only. Total tons milled includes ore tons and sub-grade tons only. See “Proven and Probable Ore Reserves – Discussion” in the Company’s 2012 Annual Report on Form 10-K for further information.

(2)
Total operating costs include costs of mining, processing and administrative expenses at the mine site (including mine site overhead and credits for metals produced other than palladium and platinum from mine production). Total cash costs include total operating costs plus royalties, insurance and taxes other than income taxes. Total production costs include total cash costs plus asset retirement costs and depreciation and amortization. Income taxes, corporate general and administrative expenses, asset impairment write-downs, gain or loss on disposal of property, plant and equipment, restructuring costs and interest income and expense are not included in total operating costs, total cash costs or total production costs. Operating costs per ton, operating costs per ounce, cash costs per ton, cash costs per ounce, production costs per ton and production costs per ounce are non-GAAP measurements that management uses to monitor and evaluate the efficiency of its mining operations. These measures of cost are not defined under U.S. Generally Accepted Accounting Principles (GAAP). See “Reconciliation of Non-GAAP Measures to Costs of Revenues” and the accompanying discussion for additional detail.

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

(In thousands, except for average prices)	Three Months Ended March 31,
	2013	2012
SALES AND PRICE DATA
Ounces sold
Mine production:
Palladium (oz.)	101	96
Platinum (oz.)	29	27
Total	130	123
PGM recycling: (1)
Palladium (oz.)	66	46
Platinum (oz.)	42	30
Rhodium (oz.)	9	7
Total	117	83
By-products from mining: (2)
Rhodium (oz.)	1	1
Gold (oz.)	2	3
Silver (oz.)	2	1
Copper (lb.)	214	174
Nickel (lb.)	339	289
Average realized price per ounce (3)
Mine production:
Palladium ($/oz.)	$725	$671
Platinum ($/oz.)	$1,628	$1,598
Combined ($/oz)(4)	$926	$875
PGM recycling: (1)
Palladium ($/oz.)	$674	$643
Platinum ($/oz.)	$1,607	$1,528
Rhodium ($/oz)	$1,122	$1,585
Combined ($/oz)(4)	$1,043	$1,039
By-products from mining: (2)
Rhodium ($/oz.)	$1,200	$1,431
Gold ($/oz.)	$1,622	$1,691
Silver ($/oz.)	$30	$33
Copper ($/lb.)	$3.39	$3.60
Nickel ($/lb.)	$6.43	$7.62
Average market price per ounce (3)
Palladium ($/oz.)	$739	$682
Platinum ($/oz.)	$1,634	$1,607
Combined ($/oz)(4)	$939	$886

(1)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.

(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

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
Reconciliation of Non-GAAP Measures to Costs of Revenues
The Company utilizes certain non-GAAP measures as indicators in assessing the performance of its mining and processing operations during any period. Because of the processing time required to complete the extraction of finished PGM products, there are typically lags of one to three months between ore production and sale of the finished product. Sales in any period include some portion of material mined and processed from prior periods as the revenue recognition process is completed. Consequently, while costs of revenues (a GAAP measure included in the Company’s Consolidated Statements of Comprehensive Income) appropriately reflects the expense associated with the materials sold in any period, the Company has developed certain non-GAAP measures to assess the costs associated with its producing and processing activities in a particular period and to compare those costs between periods.
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
Total Costs of Revenues: For the Company as a whole, this measure is equal to total costs of revenues, as reported in the Company's Consolidated Statements of Comprehensive Income. For the Stillwater Mine, the East Boulder Mine, and other PGM activities, the Company segregates the expenses within total costs of revenues that are directly associated with each of these activities and then allocates the remaining facility costs included in total cost of revenues in proportion to the monthly volumes from each activity. The resulting total costs of revenues measures for the Stillwater Mine, the East Boulder Mine and other PGM activities are equal in total to total costs of revenues as reported in the Company’s Consolidated Statements of Comprehensive Income.
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

Stillwater Mining Company
Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three Months Ended March 31,
(In thousands)	2013	2012
Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$54,790	$51,829
Royalties, taxes and other	11,692	10,302
Total cash costs (Non-GAAP)	$66,482	$62,131
Asset retirement costs	167	153
Depletion, depreciation and amortization	15,025	14,404
Depletion, depreciation and amortization (in inventory)	(753)	(64)
Total production costs (Non-GAAP)	$80,921	$76,624
Change in product inventories	(3,683)	183
Cost of PGM recycling	116,862	84,115
PGM recycling – depreciation	258	268
Add: Profit from by-products	7,509	9,122
Add: Profit from PGM recycling	6,031	2,504
Total consolidated costs of revenues	$207,898	$172,816
Stillwater Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$37,895	$35,127
Royalties, taxes and other	8,248	6,824
Total cash costs (Non-GAAP)	$46,143	$41,951
Asset retirement costs	155	142
Depletion, depreciation and amortization	11,609	11,169
Depletion, depreciation and amortization (in inventory)	(600)	(256)
Total production costs (Non-GAAP)	$57,307	$53,006
Change in product inventories	(2,114)	1,254
Add: Profit from by-products	4,665	5,966
Add: Profit from PGM recycling	4,397	1,812
Total costs of revenues	$64,255	$62,038
East Boulder Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$16,895	$16,702
Royalties, taxes and other	3,444	3,478
Total cash costs (Non-GAAP)	$20,339	$20,180
Asset retirement costs	12	11
Depletion, depreciation and amortization	3,416	3,235
Depletion, depreciation and amortization (in inventory)	(153)	192
Total production costs (Non-GAAP)	$23,614	$23,618
Change in product inventories	(1,569)	(1,071)
Add: Profit from by-products	2,844	3,156
Add: Profit from PGM recycling	1,634	692
Total costs of revenues	$26,523	$26,395
PGM Recycling:
Reconciliation to costs of revenues:
PGM recycling – depreciation	258	268
Cost of PGM recycling	116,862	84,115
Total costs of revenues	$117,120	$84,383

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
Financially settled forward sales provide a mechanism to offset fluctuations in metal prices associated with future production in those circumstances where the Company elects to retain control of the final disposition of the metal. In financially settled forward sales, the parties agree in advance to a net financial settlement in the future based on the difference between the market price of the metal on the settlement date and a forward price set at inception. Consequently, at the settlement date, the Company receives the difference between the forward price and the market price if the market price is below the forward price, and the Company pays the difference between the forward price and the market price if the market price is above the forward price. No metal changes hands between the parties in these financially settled transactions. The Company generally has accounted for financially settled forward transactions as cash flow hedges, as they are not eligible for treatment as normal purchases and normal sales. However, if the Company determines not to document them as cash flow hedges, these transactions are marked to market in each accounting period and the realized and unrealized gains or losses are recognized in net income in each period. As of March 31, 2013 and 2012, the Company was not party to any financially settled forward agreements.
Periodically, the Company also has entered into financially settled forwards related to its recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses on such transactions therefore are recognized in net income in each period.
INTEREST RATE RISK
At March 31, 2013, all of the Company’s outstanding long-term debt was subject to fixed rates of interest. Interest income on payments to the Company’s recycling suppliers is generally linked to short-term inter-bank rates. Undrawn letters of credit issued under the Company's revolving credit facility carry a fixed contractual rate of interest, although any cash drawings against the facility would be subject to a floating interest rate. There were no such drawings outstanding as of March 31, 2013 and 2012.
The Company’s convertible debentures and industrial revenue bonds do not contain financial covenants, other than change in control protection and, in the case of the convertible debentures, investor make-whole provisions. The Company’s asset-backed revolving credit facility includes a single fixed-charge coverage covenant that only takes effect when less than 30% of the total borrowing capacity under the line remains available. Because there were no drawings and only $17.5 million of undrawn letters of credit issued under the revolving credit facility at March 31, 2013, the Company is not constrained by conventional financial covenants at this time. With the issue of the $396.75 million convertible debentures, the Company has a higher level of indebtedness which may affect its ability to pay the principal of and interest on the notes and its creditworthiness generally.
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
FOREIGN CURRENCY RISK
With the acquisition of the Marathon assets in Canada in 2010, the Company first gained some modest exposure to fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar. Similarly, the Peregrine acquisition in 2011 has created some exposure to Canadian, Argentine and other foreign currencies. While these exposures currently are limited to foreign cash deposits and expenses incurred for the services of a few foreign-based employees and contractors, along with some associated support costs, as the Company’s foreign commitments expand in the future, the exposure will become more material. The Company does not generally hedge this exposure at present, but may consider doing so in the future as the scale of its foreign operations grows.
The Company is exposed to a significant inflation rate in its holdings of Argentine pesos. During the first quarter of 2013, the Company recorded a foreign currency transaction gain of $5.0 million related to the deferred tax liability recorded in association with the acquisition of Peregrine Metals Ltd. The gain was a result of the strengthening of the U.S. dollar in comparison with the Argentine peso. As the deferred tax obligation will be settled at a future date in pesos, changes in the relative currency values are recognized in the period within Foreign currency transaction gain/(loss) on the Company's Consolidated Statements of Comprehensive Income. The Company does not generally hedge this exposure at present, but may consider doing so in the future as the scale of its foreign operations grows.

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
In reviewing internal control over financial reporting as of March 31, 2013, management determined that during the first quarter of 2013 there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily employee lawsuits. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Subsequent to March 31, 2013 and prior to the filing of the Company's March 31, 2013 Quarterly Report on Form 10-Q with the Securities and Exchange Commission the following complaints were filed against the Company and/or its Board of Directors:
On April 4, 2013, a putative derivative and class action complaint was filed by a purported shareholder in the United States District Court for the District of Montana, Billings Division, captioned Jurgelewicz v. McAllister, et al., Case 1:13-cv-00047-RFC. The complaint names the board of directors as defendants and the Company as nominal defendant. The complaint asserts derivative claims for breach of fiduciary duty, waste and unjust enrichment against certain members of the Board, alleging that those defendants violated the Company's 2004 Equity Incentive Plan, which limits awards to 250,000 shares per year to any individual, by awarding Mr. McAllister a grant of 337,447 restricted stock units in 2010 and a grant of 267,512 restricted stock units in 2012. Plaintiff also asserts against the Board class action claims for violation of the fiduciary duty of candor and violations of § 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, alleging that the Proxy Statement is false and misleading because it fails to disclose that the Board violated the 2004 Equity Incentive Plan in 2010 and 2012. Among other remedies, plaintiff seeks a declaration that the awards granted to Mr. McAllister in 2010 and 2012 allegedly in excess of the applicable annual limit were ultra vires and void; rescission of the alleged excess grants; damages; an injunction against the 2013 Annual Meeting until corrective action is taken; and an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws and policies.
The Company strongly disagrees with the legal position taken by and allegations made by the plaintiffs and believes this lawsuit is without merit as the limitation in the 2004 Equity Incentive Plan derives from Section 162(m) of the Internal Revenue Code, which was not relevant in respect of these awards. However in light of the litigation described above and the legal uncertainty relating to the 2010 and 2012 restricted stock unit award grants to Mr. McAllister in excess of the 250,000 share annual limit set forth in the Company's 2004 Equity Incentive Plan, on April 6, 2013 the Company's Compensation Committee and Mr. McAllister in order to avoid unnecessary legal expenses and the potential distraction of litigation (which in each case the members of the Compensation Committee and Mr. McAllister believe would not be in the best interests of the Company's shareholders) agreed to rescind each of such awards to the extent of the excess of the award over the 250,000 share limit set forth in the plan. To that end (i) Mr. McAllister paid back to the Company 87,447 shares received in respect of his 2010 restricted stock unit award and (ii) Mr. McAllister's 2012 restricted stock unit award (with respect to service in 2011) was reduced by 17,512 restricted stock units. In addition, although not subject to the foregoing litigation, consistent with the Compensation Committee's decision on April 6, 2013, on April 9, 2013, the Compensation Committee and Mr. McAllister rescinded 82,000 shares in respect of his 2009 restricted stock unit award of 332,000.
On April 16, 2013, a putative class action complaint was filed by a purported shareholder in the Thirteenth Judicial District Court, Yellowstone County, captioned Casey v. Stillwater Mining Co., et al.. The complaint names the Company and the board of directors as defendants, and asserts class action claims for breach of fiduciary duty against the board, and aiding and abetting claims against the Company. The complaint alleges that the board of directors, aided and abetted by the Company, is breaching its fiduciary duties by failing to maximize shareholder value and consider strategic alternatives in light of the Clinton Group's ongoing proxy contest. Among other remedies, Plaintiff seeks a declaration that the directors' conduct is a breach of fiduciary duty; an order directing the board to exercise its fiduciary duties to obtain a transaction which is in the best interests of Stillwater's shareholders; an order directing the board to establish a committee of independent directors, or, if there are no independent directors, to engage an independent third party to evaluate strategic alternatives and take decisive steps to maximize shareholder value; and an order prohibiting the board from entering into any contractual provisions which harm Stillwater or its shareholders or prohibit defendants from maximizing shareholder value, including any confidentiality agreement or contract designed to impede the maximization of shareholder value.
For further information on legal guarantees and indemnities, see Note 20 “Commitments and Contingencies” in the Company’s audited consolidated financial statements as presented in the Company’s 2012 Annual Report on Form 10-K.

ITEM 1A
RISK FACTORS
The Company filed its Annual Report on Form 10-K for the year ended December 31, 2012, with the Securities and Exchange Commission on February 23, 2013, which sets forth its Risk Factors in Item 1A therein. As a result of the Company's recent financing activities, the Company has expanded its discussion of risk factors to include the following:
THE COMPANY COULD BE NEGATIVELY AFFECTED AS A RESULT OF THE PROXY CONTEST
The Clinton Relational Opportunity Master Fund, L.P. (together with certain of its affiliates, the “Clinton Group”) has nominated seven individuals for election to the Company's Board of Directors at the Company's 2013 Annual Meeting scheduled to be held on May 2, 2013 and is currently soliciting proxies from stockholders in support of their seven nominees.
Responding to the proxy contest has been disruptive, costly and time-consuming, and has diverted the attention of the Company's senior management and employees. The exact cost of the proxy contest has not been determined at this time. If Clinton Group's nominees are elected to the Company's Board of Directors, it may adversely affect the Company's ability to effectively implement its business strategy. If four or more Clinton Group nominees are elected such that they constitute half or more of the Board, it may result in uncertainty over the future direction of the Company and the future direction would be a matter for the new Board to consider.
The Clinton Group has indicated that it intends to seek a replacement of the Company's Chief Executive Officer ("CEO"). However, the Company cannot be certain as to its ability to attract a qualified candidate and cannot provide assurances as to the timeframe of any succession plan. The resulting leadership uncertainty may affect management and productivity, which could lead to a material adverse effect on the Company's results of operations and financial condition.
Furthermore, in the event that four or more of the Clinton Group's nominees are elected to the Board or Directors, such would be considered a "Change in Control" under a certain credit agreement and under certain of the Company's equity incentive plans. These risks include:

•
a change in control provision under the Company's senior secured credit agreement (the “Credit Agreement”) which may be triggered and which would constitute an event of default under the Credit Agreement. If the Credit Agreement were accelerated following an event of default, holders of such indebtedness would have a right to accelerate the indebtedness thereunder. As of the date of this filing, there was no drawn balance under the Credit Agreement, but approximately $17.5 million in undrawn letters of credit had been issued under the Credit Agreement for sureties were outstanding;

•
a change in control provision under the Company's 1.875% Convertible Notes due 2028 and 1.75% Senior Notes due 2032 (collectively, the “Notes”) may be triggered if, among other things, a majority of the directors on the Board consist of new directors whose election was not approved by the vote of a majority of the Company's current directors. In the event of a change in control, the Company may be required to make an offer to repurchase all of the outstanding Notes at a price equal to 100% of the principal and unpaid interest of such Notes. On April 10, 2013, as disclosed in the Company's supplement to its proxy statement filed with the SEC on Schedule 14A, the Board approved, solely and specifically for the purposes of the change in control provisions in the Notes, and not for purposes of approving or endorsing their election, the Clinton Group's nominees. As a result of the Board's approval the election of the Clinton Group nominees for this limited purpose, the Company believes the election of four or more such nominees will not trigger the change of control provisions under the terms of the Notes. However, if the indebtedness outstanding under the Credit Agreement is in excess of $10 million and there is an uncured event of default under the Credit Agreement an event of default may occur under the Notes which may result in the acceleration of payment of the indebtedness evidenced by the Notes. At March 31, 2013, there was $2.245 million outstanding under the 1.875% Convertible Notes due 2028 and $396.75 million outstanding (of which $262.1 million was recorded as debt) under the 1.75% Senior Notes due 2032.

In addition, the election of four or more of the Clinton nominees may constitute a "Change in Control" under certain of the Company's equity incentive plan and award agreements. Notably, if four or more of the Clinton nominees are elected to the Board, a change in control will occur under the terms of the Company's 2012 Equity Incentive Plan (the "2012 Plan") and related awards agreements. Upon such a change in control, all outstanding equity incentive awards granted under the 2012 Plan to the Company's executive officers will become fully vested. Furthermore, if five or more of the Clinton nominees are elected to the Board and such nominees are not endorsed by the majority of the Company's incumbent directors, a change in control will also occur under the terms of the Company's 2004 Equity Incentive Plan (the "2004 Plan") and related awards agreements. Upon such a change in control, all outstanding equity incentive awards granted under the 2004 Plan to the Company's executive officers may become fully vested. If the outstanding equity incentive awards granted to the Company's executive officers fully vest it would result in a compensation charge to the Company of $8.1 million. Further, in these circumstances, if Mr. McAllister, Mr. Wing or Mr. Ackerman incurs a termination of employment without "cause" or for "good reason" (each as defined in the applicable employment agreement) following such a change in control, the applicable executive officer will be entitled to enhanced severance payments under the terms of his employment agreement.

THE COMPANY'S LEVERAGE IS NOW HIGHER THAN HISTORICAL LEVELS
With the issuance on October 17, 2012, of $396.75 million of 1.75% senior unsecured convertible debentures, the Company's total exposure to outstanding debt has increased significantly. The Company will likely need access to additional financing beyond its available cash and ability to draw funds under its working capital line of credit to complete its planned capital expenditures and expansion initiatives. As a result, the Company is now more highly leveraged than it has been historically. This higher leverage will result in higher interest charges and reduce the Company's net income in future periods. The Company and its subsidiaries may be able to incur substantial additional debt in the future. Higher levels of indebtedness may affect the Company's ability to pay the principal and interest on the Company's debt and the company's creditworthiness generally.
RISKS ASSOCIATED WITH OPERATING THE COMPANY'S STRATEGIC ALLIANCES MAY ADVERSELY AFFECT THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATIONS
The Company has entered into a strategic alliance with Mitsubishi Corporation, whereby they have a 25% interest in Stillwater Canada Inc, which owns Marathon, and they will be entitled to purchase 100% of Marathon's PGM production. The Company may enter into additional strategic alliances or joint ventures in the future. Such strategic alliance partners may at any time have economic, business or legal interest or goals that are inconsistent with the Company's goals or with the goals of the strategic alliance. The Company's strategic alliance arrangements may require it, among other matters, to pay certain costs or to make certain capital investments or to seek its strategic alliance partner's consent to take certain actions. In addition, the Company's strategic alliance partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and the Company may be required to either fulfill those obligations alone to ensure the ongoing success of a strategic alliance or to dissolve and liquidate a strategic alliance. Further, if the Company is unable to meet its financial obligations in full under such a strategic alliance, it may have its ownership interest involuntarily diluted by its strategic alliance partners.
ITEM 4
MINE SAFETY DISCLOSURES
Valuing the Company's workforce means being committed to their safety and well-being. The Company's goal is “Everyone Goes Home Safe - Every Day”. Integrating leadership and culture to improve safety performance, the Company's safety system includes incidence tracking and analysis, near miss reporting, hazard recognition and workplace inspections, team safety meetings, annual refresher training, task training, standard operating procedures training, safety sweeps, audits and stand-downs and reinforcement and recognition rewards for working safely. The Company works closely with Mine Safety and Health Administration (MSHA) inspectors to act on their findings and incorporate their suggestions. Management also strives to maintain a consistent “tone at the top” that gives working safely priority over all other Company objectives.
Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the Securities and Exchange Commission. In accordance with the reporting requirements included in Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), the required mine safety results regarding certain mining safety and health matters for each of the Company’s mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 "Mine Safety Disclosures" of the Company's 2012 Annual Report on Form 10-K. In the first quarter of 2013, the Company received a total of 21 violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act. See Exhibit 95 “Mine Safety Disclosures” of this quarterly report for more information.
ITEM 6
EXHIBITS
See attached exhibit index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY
(Registrant)

Date:	May 2, 2013
		By:	/s/ Francis R. McAllister
Francis R. McAllister
Chairman and Chief Executive Officer

Date:	May 2, 2013
		By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer

EXHIBITS

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer, dated, May 2, 2013

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated, May 2, 2013

32.1	Section 1350 Certification, dated, May 2, 2013

32.2	Section 1350 Certification, dated, May 2, 2013

95.0	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document