Form 10-Q
period 2013-06-30
STILLWATER MINING CO /DE/
filed 2013-08-08
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013.
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
At August 7, 2013, the Company had outstanding 119,167,938 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION
ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS
Stillwater Mining Company
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES
Mine production	$112,742	$116,190	$241,056	$232,894
PGM recycling	153,749	96,585	276,083	182,932
Total revenues	266,491	212,775	517,139	415,826
COSTS AND EXPENSES
Costs of metals sold
Mine production	77,376	74,996	153,129	149,025
PGM recycling	149,154	93,149	266,016	177,264
Total costs of metals sold	226,530	168,145	419,145	326,289
Depletion, depreciation and amortization
Mine production	13,742	14,601	28,767	29,005
PGM recycling	261	261	519	529
Total depletion, depreciation and amortization	14,003	14,862	29,286	29,534
Total costs of revenues	240,533	183,007	448,431	355,823
Marketing	2,263	3,650	3,990	5,988
Exploration	2,153	2,000	8,104	12,117
Research and development	25	77	88	782
Proxy contest expense	1,529	—	4,307	—
Accelerated equity based compensation expense	9,063	—	9,063	—
General and administrative	14,121	10,117	26,530	22,595
Loss on long-term investments	1,092	—	1,654	—
Abandonment of non-producing property	—	—	—	2,835
Loss on disposal of property, plant and equipment	4	297	40	292
Total costs and expenses	270,783	199,148	502,207	400,432
OPERATING INCOME (LOSS)	(4,292)	13,627	14,932	15,394
OTHER INCOME (EXPENSE)
Other	17	577	1,162	585
Interest income	1,214	790	2,414	1,435
Interest expense	(5,438)	(1,153)	(12,090)	(2,868)
Foreign currency transaction gain, net	5,222	3,653	9,459	6,574
INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	(3,277)	17,494	15,877	21,120
Income tax (provision) benefit	(2,380)	1,303	(7,230)	3,617
NET INCOME (LOSS)	$(5,657)	$18,797	$8,647	$24,737
Net loss attributable to noncontrolling interest	(349)	(358)	(628)	(358)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,308)	$19,155	$9,275	$25,095
Other comprehensive income (loss), net of tax
Net unrealized gains/(losses) on securities available-for-sale	(5)	(109)	69	199
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,313)	$19,046	$9,344	$25,294
Comprehensive loss attributable to noncontrolling interest	(349)	(371)	(628)	(371)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(5,662)	$18,675	$8,716	$24,923

Weighted average common shares outstanding
Basic	118,435	115,819	117,937	115,686
Diluted	118,435	123,855	118,391	116,671
Basic earnings (loss) per share attributable to common stockholders	$(0.04)	$0.17	$0.08	$0.22
Diluted earnings (loss) per share attributable to common stockholders	$(0.04)	$0.17	$0.08	$0.22

See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$222,438	$379,680
Investments, at fair market value	224,480	261,983
Inventories	188,449	153,208
Trade receivables	4,397	9,953
Deferred income taxes	21,304	21,304
Prepaids	7,986	4,967
Other current assets	27,729	21,767
Total current assets	696,783	852,862
Mineral properties	579,092	579,092
Mine development, net	349,772	320,133
Property, plant and equipment, net	123,103	122,677
Deferred debt issuance costs	8,686	9,609
Other noncurrent assets	4,832	6,390
Total assets	$1,762,268	$1,890,763
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$31,350	$28,623
Accrued compensation and benefits	30,197	31,369
Property, production and franchise taxes payable	13,770	13,722
Current portion of long-term debt and capital lease obligations	1,983	168,432
Income taxes payable	3,358	—
Other current liabilities	7,693	4,702
Total current liabilities	88,351	246,848
Long-term debt and capital lease obligations	301,600	292,685
Deferred income taxes	189,419	199,802
Accrued workers compensation	6,274	5,815
Asset retirement obligation	8,303	7,965
Other noncurrent liabilities	5,344	5,068
Total liabilities	599,291	758,183
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 119,016,207 and 116,951,081 shares issued and outstanding	1,190	1,170
Paid-in capital	1,080,639	1,058,978
Accumulated earnings	30,045	20,770
Accumulated other comprehensive loss	(30)	(99)
Total stockholders’ equity	1,111,844	1,080,819
Noncontrolling interest	51,133	51,761
Total equity	1,162,977	1,132,580
Total liabilities and equity	$1,762,268	$1,890,763
See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,647	$24,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	29,286	29,534
Loss on disposal of property, plant and equipment	40	292
Loss on long-term investments	1,654	—
Deferred taxes	51	2,105
Foreign currency transaction gain, net	(9,459)	(6,574)
Abandonment of non-producing property	—	2,835
Accretion of asset retirement obligation	338	310
Amortization of debt issuance costs	923	629
Accretion of convertible debenture debt discount	7,725	—
Accelerated share based compensation	9,063	—
Share based compensation and other benefits	11,039	7,887
Non-cash capitalized interest	(2,022)	(341)
Excess tax expense for stock based compensation	1,470	—
Changes in operating assets and liabilities:
Inventories	(35,113)	9,920
Trade receivables	5,556	(2,380)
Prepaids	(3,020)	(3,399)
Accrued compensation and benefits	(1,172)	1,234
Accounts payable	3,329	(2,336)
Property, production and franchise taxes payable	338	396
Income taxes payable	3,358	(3,115)
Workers compensation	459	502
Restricted cash	—	75
Other	(1,559)	(6,943)
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,931	55,368
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(58,825)	(59,313)
Proceeds from disposal of property, plant and equipment	46	28
Purchases of investments	(65,267)	(31,887)
Proceeds from maturities of investments	101,006	23,549
NET CASH USED IN INVESTING ACTIVITIES	(23,040)	(67,623)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of noncontrolling interest, net of transaction costs	—	93,821
Issuance of long-term debt	—	7,176
Payments on debt and capital lease obligations	(165,247)	(495)
Payments for debt issuance costs	—	(219)
Issuance of common stock	114	32
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(165,133)	100,315
CASH AND CASH EQUIVALENTS
Net increase (decrease)	(157,242)	88,060
Balance at beginning of period	379,680	109,097
BALANCE AT END OF PERIOD	$222,438	$197,157
See accompanying notes to consolidated financial statements

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1
GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of June 30, 2013, the results of its operations for the three- and six- month periods ended June 30, 2013 and 2012, and its cash flows for the six months then ended. The results of operations for the first six months of 2013 are not necessarily indicative of the results to be expected for the full year. Certain prior period income statement and balance sheet amounts have been reclassified to conform to the current period presentation; there was no impact to the total amounts for net income (loss) or total assets, liabilities or stockholders' equity. The accompanying consolidated financial statements in this quarterly report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's March 31, 2013 Quarterly Report on Form 10-Q and the Company's 2012 Annual Report on Form 10-K. All intercompany transactions and balances have been eliminated in consolidation.
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
NOTE 2
SALES
MINE PRODUCTION
The Company mines and processes ores from its Montana operations containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to third party refineries for final processing from where they are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity (rhodium of 99.9%) in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product precious metals are normally sold at market prices to customers, brokers or outside refiners. By-products of copper and nickel are produced by the Company at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are included in revenues from mine production. During the second quarter of 2013 and 2012, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $6.9 million and $7.2 million, respectively. During the first six months of 2013 and 2012, total by-product sales were $14.5 million and $16.4 million, respectively.
The Company has a supply agreement with General Motors Corporation (GM) that provides for fixed quantities of palladium to be delivered each month; a platinum supply agreement with Tiffany & Co.; and PGM supply agreements with Johnson Matthey, BASF and Ford Motor Company, all of which expire at the end of 2013. Some of these agreements provide for pricing at a small discount to a trailing market price. Based on the targeted 2013 mine production of about 500,000 ounces, up to 93% of the Company's mined palladium production and up to 88% of its platinum production is committed under its supply agreements. The Company currently sells its remaining uncommitted mined production under spot sales agreements.
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
At the same time the Company purchases recycling material, it typically enters into a fixed forward contract for future delivery of the PGMs contained in the recycled material at a price consistent with the purchase cost of the recycled material. The contract commits the Company to deliver finished metal on a specified date that normally corresponds to the expected out-turn date for the metal from the final refiner. The purpose of this arrangement is to eliminate the Company’s exposure to fluctuations in market prices during processing. However, doing so does create an obligation for the Company to deliver metal at a future point in time that could be subject to operational risks. If the Company is unable to complete the processing of the recycled material by the contractual delivery date, it could either cover its delivery commitments with mine production or purchase finished metal in the open market. If open market purchases are used, the Company bears the risk of any changes in the market price relative to the price stipulated in the delivery contract.
TOTAL SALES
Total sales to significant customers as a percentage of total revenues for the three- and six- month periods ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013(1)	2012(1)	2013(1)	2012(1)
Customer A	28%	25%	27%	25%
Customer B	14%	17%	15%	17%
Customer C	14%	16%	14%	17%
Customer D	12%	—	14%	—
Customer E	—	13%	—	12%
	68%	71%	70%	71%
(1) The “—” symbol represents less than 10% of total revenues
NOTE 3
CORRECTION OF IMMATERIAL ERROR
During the year ended December 31, 2012, the Company recorded an immaterial error correction to recognize deferred tax benefits associated with its foreign exploration activities. For the three- and six- month periods ended June 30, 2012, the Company revised net income by $1.0 million and $4.5 million, respectively, to recognize the tax benefit. For further information, see Note 21 “Quarterly Data (Unaudited)” in the Company’s audited consolidated financial statements as presented in the Company’s 2012 Annual Report on Form 10-K.

NOTE 4
NONCONTROLLING INTEREST
In March 2012, the Company entered into an agreement with Mitsubishi Corporation (Mitsubishi) in which a Mitsubishi subsidiary acquired a 25% interest in the Company's wholly-owned subsidiary, Stillwater Canada Inc (SCI), which owns the Marathon PGM-copper project and related properties, for approximately $81.25 million in cash and contributed an additional $13.6 million to satisfy Mitsubishi's portion of the venture's initial cash call. Mitsubishi will be responsible for funding its 25% share of operating, capital and exploration expenditures on the Marathon properties and has agreed to cooperate and support efforts to secure project financing for Marathon. Mitsubishi will have an option to purchase up to 100% of Marathon's future PGM production under a related supply agreement at a relatively small discount to market. The transaction closed in April 2012. The change in the parent company's equity as a result of the sale of the noncontrolling interest in SCI was an increase to Additional paid in capital of $42.5 million, offset in part by expenses incurred of $1.1 million.
The noncontrolling interest's share of equity in SCI is reflected as Noncontrolling interest in the Company's Consolidated Balance Sheets and was $51.1 million as of June 30, 2013.
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
MINE PRODUCTION
The Company had no outstanding derivative contracts pertaining to its mined production during the six- month periods ended June 30, 2013 and 2012.
PGM RECYCLING
The Company customarily enters into fixed forward sales relating to PGM recycling of catalyst materials. The metals from PGM recycled materials are typically sold forward at the time of purchase of the recycled materials and delivered against the fixed forward contracts once the metals are recovered. All of these fixed forward sales contracts open at June 30, 2013 will settle at various periods through December 2013. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. As of June 30, 2013, no such margin deposits were outstanding or due.

Occasionally, the Company also has entered into financially settled forward contracts on its recycled materials. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal on a specific future date. No financially settled forward contracts were entered into during the three- and six- month periods ended June 30, 2013 and 2012. The Company generally has not designated these contracts as cash flow hedges, so they are marked to market at the end of each accounting period. The change in the fair value of the derivatives is reflected in the Company's Consolidated Statements of Comprehensive Income (Loss).
The following is a summary of the Company’s obligations to deliver metal under commodity derivatives in place as of June 30, 2013:

PGM Recycling:
Fixed Forwards
	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Average Price	Ounces	Average Price	Ounces	Average Price
Third Quarter 2013	36,209	$1,471	61,631	$717	10,742	$1,113
Fourth Quarter 2013	1,734	$1,404	1,958	$697	1,060	$1,020
NOTE 6
SHARE-BASED COMPENSATION
STOCK PLANS
The Company sponsors stock plans (the “Plans”) that enable the Company to grant stock options or other equity based compensation to employees and non-employee directors. Effective March 1, 2011, the Company ceased offering stock options as incentive compensation to employees and non-employee directors, and began to and expects to continue to issue only cash awards or restricted stock units in lieu of stock options. The Company continues to have previously issued stock options that remain outstanding under three separate plans: the 1994 Incentive Plan (amended by the 1998 Incentive Plan), the General Employee Plan and the 2004 Equity Incentive Plan. In April 2012, stockholders approved the 2012 Equity Incentive Plan. At inception of the plans, approximately 16.4 million shares of common stock were authorized for issuance under the Plans, including approximately 5.0 million, 5.2 million, 1.4 million and 4.8 million authorized shares for the 2012 Equity Incentive Plan, 2004 Equity Incentive Plan, the General Employee Plan and the 1994 Incentive Plan (as amended by the 1998 Incentive Plan), respectively. The 1998 Incentive Plan and the General Employee Plan have been terminated and no additional options, shares or units may be issued under these two terminated plans. Approximately 5.1 million shares remain available and reserved for grant under the 2004 Equity Incentive Plan and the 2012 Equity Incentive Plan combined, as of June 30, 2013.
The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the type of equity awards to be issued, the exercise period, vesting period and all other terms of instruments issued under the Plans. Employees’ options and the majority of restricted stock units vest in equal annual installments over a three year period after date of grant. Some restricted stock units vest 100% one year after the date of grant. Officers’ and directors’ options expire ten years after the date of grant. All other employee options expire five to ten years after the date of grant, depending upon the original grant date. Certain of the Company's equity incentive plans and award agreements contain "change in control" provisions which provide that a "change in control" occurs if following the election of new directors to the Board of Directors, a majority of the members of the Board of Directors are not considered "incumbent directors."
On May 7, 2013, the Company announced the election of four new directors to the Company's Board of Directors. The election resulted in four incumbent directors being retained on the board and four new directors being elected to the board. This four/four split constituted a "change in control" event under the 2004 and 2012 Plans. As a result of this change in control, all unvested stock options and unvested restricted stock units that had previously been granted under the 2004 and 2012 Plans (excluding those unrestricted stock units granted under the 2004 Plan to individuals eligible for the Company's 409A deferral plans) became fully vested, effective May 7, 2013.
On June 7, 2013, Francis R. McAllister, the Company's former Chief Executive Officer, announced his retirement from the Company. At the time of his retirement, Mr. McAllister was a member of the Company's Board of Directors. His retirement constituted another "change in control" event that resulted in the accelerated vesting of all remaining unvested restricted stock that had been granted through the date of Mr. McAllister's retirement.

Total compensation expense related to the accelerated vesting was approximately $9.1 million (non-cash charge) and is recorded as Accelerated equity based compensation expense in the Company's Consolidated Statements of Comprehensive Income (Loss).
The Company recognizes compensation expense associated with its stock option grants based on their fair market value on the date of grant as determined using a Black-Scholes option pricing model. The Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture. The compensation expense, recorded in General and administrative in the Company's Consolidated Statements of Comprehensive Income (Loss), related to the fair value of stock options during the three- month periods ended June 30, 2013 and 2012, was approximately $30,400 and $25,900, respectively, and $41,400 and $55,300 during the six- month periods ended June 30, 2013 and 2012, respectively. The Company received approximately $0.1 million in cash from the exercise of stock options in each of the six- month periods ended June 30, 2013 and 2012.
NONVESTED SHARES
The following table summarizes the status of and changes in the Company’s nonvested shares during the first six months of 2013:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2013	1,149,333	$14.38
Granted	469,498	13.89
Vested	(712,401)	13.73
Forfeited	(250)	15.79
Nonvested shares at March 31, 2013	906,180	$14.63

Granted	44,942	12.47
Vested	(949,448)	14.53
Forfeited	(133)	13.99
Nonvested shares at June 30, 2013	1,541	$11.85
Total compensation expense related to grants of nonvested shares was $12.9 million and $2.0 million in each of the three- month periods ended June 30, 2013 and 2012, respectively, of which $3.8 million for the three- month period ended June 30, 2013 is included within General and administrative in the Company's Consolidated Statements of Comprehensive Income (Loss). Of the total compensation expense related to grants of nonvested shares for the quarter ended June 30, 2013, $9.1 million (non-cash charge) resulting from the triggering of the change in control provisions under the 2004 and 2012 Equity Incentive Plans is recorded as Accelerated equity based compensation expense in the Company's Consolidated Statements of Comprehensive Income (Loss). Compensation expense related to grants of nonvested shares was $14.6 million and $3.7 million in the six- month periods ended June 30, 2013 and 2012, respectively.
Total compensation expense related to nonvested shares is currently expected to be $3,100, $6,100, $6,100 and $2,700 for the remainder of 2013, 2014, 2015 and 2016, respectively.

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
At June 30, 2013, the Company has U.S. net operating loss carryforwards (NOLs), which expire at various times in years 2013 through 2028. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers, more likely than not, will not be realized. The Company recorded an income tax provision of $2.4 million and $7.2 million for the three- and six- month periods ended June 30, 2013, respectively and recognized an income tax benefit of $1.3 million and $3.6 million for the three- and six- month periods ended June 30, 2012, respectively. The provision for income taxes for the six- month period ended June 30, 2013 consists of U.S. Alternative Minimum Tax (AMT), state tax expense, as well as deferred tax benefit from certain foreign jurisdictions. Changes in the Company’s net deferred tax assets and liabilities have been partially offset by a corresponding change in the valuation allowance. As a result of an analysis concluded during the quarter, the Company has determined it has tax exposure in certain states for which tax filings had not previously been made. Tax returns will be filed in such states for the tax years affected, and any unpaid taxes will be paid. This will also require the amendment of tax returns previously filed in Montana for the tax years affected. As of June 30, 2013, the tax provision impact of the unpaid tax, net of expense recorded including interest and penalties, associated with this matter is estimated at $1.6 million.
The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax (provision) benefit in the Company's Consolidated Statements of Comprehensive Income (Loss). There were no interest or penalties on unrecognized tax (provision) benefits for the six- month periods ended June 30, 2013 and 2012. The Company made income tax payments of $2.4 million and $4.0 million in the six- month periods ended June 30, 2013 and 2012, respectively. Tax years still open for examination by the taxing authorities are the years ended December 31, 2012, 2011, 2010 and 2009, although net operating loss and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which utilized.
NOTE 8
DEBT AND CAPITAL LEASE OBLIGATIONS
1.875% CONVERTIBLE DEBENTURES
In March 2008, the Company issued and sold $181.5 million aggregate principal amount of senior unsecured convertible debentures due March 15, 2028 (debentures). The debentures pay interest at 1.875% per annum, payable semi-annually on March 15 and September 15 of each year, and commenced paying interest on September 15, 2008. The debentures will mature on March 15, 2028, subject to earlier repurchase or conversion. Each $1,000 principal amount of debentures is initially convertible, at the option of the holders, into approximately 42.5351 shares of the Company’s common stock, at any time prior to the maturity date. The conversion rate is subject to certain adjustments, but will not be adjusted for accrued interest or any unpaid interest. The conversion rate initially represents a conversion price of $23.51 per share. The debentures contain a “change in control” provision, which provides that a “change in control” occurs if, following the election of new directors to the Board of Directors a majority of the members of the Board of Directors are not considered “incumbent directors.” Subsequent to March 31, 2013, the Company's Board of Directors took steps pursuant to the indenture governing the notes to ensure the 2013 election of directors did not qualify as a “change in control” under these debentures.

In October 2009, the Company undertook an exchange of $15.0 million face amount of the convertible debentures for 1.84 million shares of the Company's common stock. Holders of $164.3 million of the debentures exercised their option to require the Company to repurchase all or a portion of their debentures on March 15, 2013. Holders of the remaining $2.2 million of outstanding debentures may require the Company to repurchase all or a portion of their debentures on March 15, 2018 or March 15, 2023, or at any time before March 15, 2028 upon the occurrence of certain events including a change in control. The Company also has the option to redeem the remaining $2.2 million of outstanding debentures for cash beginning on March 22, 2013. The outstanding balance of $2.2 million is reported as a long-term debt obligation as of June 30, 2013.
There was no amortization expense related to the issuance costs of the debentures for the three- month periods ended June 30, 2013, and for the same period of 2012 there was approximately $0.2 million of such expense. Amortization expense related to the debentures was $0.2 million and $0.5 million for the six- month periods ended June 30, 2013 and 2012, respectively. The interest expense on the debentures was approximately $10,500 and $0.7 million for the three- month periods ended June 30, 2013 and 2012, respectively. Interest expense for the six- month periods ended June 30, 2013 and 2012 was $0.7 million and $1.6 million, respectively. The Company made $1.6 million in interest payments on the debentures in the six- month period ended June 30, 2013.
1.75% CONVERTIBLE DEBENTURES
In October 2012, the Company completed the issuance and sale of $396.75 million of 1.75% senior unsecured convertible debentures, due October 15, 2032. Each $1,000 principal amount of these debentures is initially convertible, under certain circumstances and during certain periods, into 60.4961 shares (subject to customary anti-dilution adjustments) of the Company's common stock, which represents an initial conversion price of $16.53 per share. The debentures also include an embedded conversion enhancement feature that is equivalent to including with each debenture a warrant initially exercisable for 30.2481 shares at $16.53 per share (both subject to customary anti-dilution adjustments). The Company, at its election, may settle conversions of the debentures in cash, shares of its common stock or any combination of cash and shares of its common stock. Debenture holders have the right to redeem their debentures on October 15 of each of 2019, 2024, 2029, and upon the occurrence of certain corporate events, at face value plus accrued and unpaid interest, up to, but excluding, the relevant repurchase date. The Company will have the right to call the debentures at any time on or after October 20, 2019. The debentures contain a “change in control” provision, which provides that a “change in control” occurs if, following the election of new directors to the Board of Directors a majority of the members of the Board of Directors are not considered “incumbent directors.” Subsequent to March 31, 2013, the Company's Board of Directors took steps pursuant to the indenture governing the notes to ensure the 2013 election of directors did not qualify as a “change in control” under these debentures.
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
The senior unsecured convertible debentures have an effective interest rate of 8.50% and a stated interest rate of 1.75% with interest paid semi-annually. The balance outstanding for the period ended June 30, 2013 was $266.0 million, which is net of unamortized discount of $130.9 million.
Amortization expense related to the issuance costs of the debentures was approximately $0.3 million and $0.6 million for the three- and six- month periods ended June 30, 2013, respectively. The interest expense on the debentures was approximately $5.6 million and $11.1 million for the three- and six- month periods ended June 30, 2013, respectively. The Company made $3.2 million in interest payments on the debentures during the six- month period ended June 30, 2013.
EXEMPT FACILITY REVENUE BONDS
The Company also has outstanding a $30.0 million in aggregate principal amount of 8.0% Exempt Facility Revenue Bonds, Series 2000, issued through the State of Montana Board of Investments and due July 1, 2020. The balance outstanding at June 30, 2013, was $29.6 million, which is net of unamortized discount of $0.4 million. The Company made $1.2 million in interest payments on the revenue bonds during the six- month periods ended June 30, 2013 and 2012.

ASSET-BACK REVOLVING CREDIT FACILITY
In December 2011, the Company signed a $100.0 million asset-backed revolving credit agreement with Wells Fargo Capital Finance, incurring debt issuance costs of $1.1 million. Borrowings under this working capital facility are limited to a borrowing base comprised of 85% of eligible accounts receivable and 70% of eligible inventories. Borrowings will be secured by the Company’s accounts receivable, metals inventories and other accounts. The asset-backed revolving credit facility includes a single fixed-charge coverage covenant that only takes effect when less than 30% of the total borrowing capacity under the line remains available. The facility includes a $50.0 million letter of credit sub-facility. Outstanding borrowings under the facility accrue interest at a spread over the London Interbank Offer Rate that varies from 2.25% to 2.75%, decreasing progressively as the percentage drawn against the facility increases. The Company also pays an unused line fee on committed but unutilized commitments under the facility at a rate per annum of 0.375% or 0.5%, depending on utilization of the facility. The asset-backed revolving credit agreement does contain a “change in control” provision which if triggered would constitute an event of default under the credit agreement. If the credit agreement were accelerated following an event of default, holders of such indebtedness would have a right to accelerate the indebtedness thereunder.
The “change in control” provision provides that a “change in control” event will have occurred if the composition of the Board of Directors of the Company changes such that a majority of the members of the Company's Board of Directors are not Continuing Directors. On May 7, 2013, the Company announced the election of four new directors to its Board of Directors. The election resulted in four incumbent (continuing) directors being retained on the board and four new directors being elected to the board. This four/four split constituted a "change in control" event under the credit facility. As a result of this change in control, the Company was considered to be in default of its credit agreement. Subsequent to June 30, 2013, the Company was issued a waiver by the four participating banks. At the time of default, the Company had not yet drawn a balance, although approximately $17.5 million had been utilized to collateralize outstanding irrevocable letters of credit in support of the Company's long-term reclamation obligations.
In January 2012, the Company completed the syndication of this facility to a group of four banks and simultaneously expanded the maximum line of credit to $125.0 million. The Company recognized $0.3 million and $0.2 million in fees associated with the asset-backed revolving credit agreement in the three- month periods ended June 30, 2013 and 2012 , respectively, and $0.6 million and $0.4 million for the six- month periods ended June 30, 2013 and 2012, respectively. Amortization expense related to the issuance costs of the credit agreement was less than $0.1 million for the three- month periods ended June 30, 2013 and 2012, respectively, and $0.1 million for each of the six- month periods ended June 30, 2013 and 2012.
CAPITAL LEASE OBLIGATIONS
In June 2012, the Company entered into a lease agreement with General Electric Capital Corporation (GECC) covering the acquisition of a tunnel-boring machine for use on the Blitz project adjacent to the Stillwater Mine. The transaction is structured as a capital lease with a four-year term; lease payments are due quarterly in advance. In the third quarter of 2012, the Company increased the lease balance due under the original GECC capital lease by $0.7 million. The Company made cash payments of $1.1 million and $0.5 million on its capital lease obligations in each of the six- month periods ended June 30, 2013 and 2012, respectively. The cash payment for the six- month period ended June 30, 2013 included interest of $0.2 million. There was no interest included in the cash payment for the six- month period ended June 30, 2012. As of June 30, 2013, the outstanding balance under the capital lease was $5.5 million.

The following is a schedule, by year, of the future minimum lease payments for the capital lease together with the present value of the net minimum lease payments:

(In thousands)
Remaining 2013	$1,083
2014	2,168
2015	2,168
2016	590
Total minimum lease payments	$6,009
Less interest at rates ranging from 5.21% to 5.46% (before tax)	466
Net minimum lease payments	$5,543
Less current portion	1,905
Total long-term capital lease obligation	$3,638
CAPITALIZED INTEREST
The Company capitalizes interest incurred on its various debt instruments as a cost of specific and identified projects under development. For the three- month periods ended June 30, 2013 and 2012, the Company capitalized interest of $1.2 million and $0.6 million, respectively. For the six- month periods ended June 30, 2013 and 2012, the Company capitalized interest of $2.0 million and $0.6 million, respectively. Capitalized interest is recorded as a reduction to Interest expense in the Company's Consolidated Statements of Comprehensive Income (Loss).
NOTE 9
MINERAL PROPERTIES AND MINE DEVELOPMENT
Mineral properties and mine development reflected in the accompanying balance sheets consisted of the following:

(In thousands)	June 30, 2013	December 31, 2012
Mineral Properties:
Ontario, Canada
Marathon property	$172,649	$172,649
Coldwell Complex property	14,056	14,056
San Juan, Argentina
Altar property	392,387	392,387
Mine Development:
Montana, United States of America
Stillwater Mine	$495,812	$464,882
East Boulder Mine	167,152	155,878
Ontario, Canada
Marathon	32,636	25,350
	$1,274,692	$1,225,202
Less accumulated depletion and amortization	(345,828)	(325,977)
Total mineral properties and mine development	$928,864	$899,225

NOTE 10
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment reflected in the accompanying balance sheets consisted of the following:

(In thousands)	June 30, 2013	December 31, 2012
Machinery and equipment	$125,421	$107,957
Buildings and structural components	155,102	145,347
Land	8,692	8,418
Construction-in-progress:
Stillwater Mine	6,676	18,515
East Boulder Mine	411	888
Marathon	577	238
Processing facilities and other	8,200	11,247
	$305,079	$292,610
Less accumulated depreciation	(181,976)	(169,933)
Total property, plant, and equipment	$123,103	$122,677

NOTE 11
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
The Canadian Properties segment consists of the Marathon PGM assets (which consist primarily of the Marathon project mineral property) and the Coldwell Complex exploration mineral properties. The Marathon project mineral property is a large PGM and copper deposit located near the town of Marathon, Ontario, Canada. The Marathon project is currently in the environmental review and permitting stage and will not be in production for several years. The Coldwell Complex exploration mineral properties are located adjacent to the Marathon property. Financial information for this segment consists of total asset values, general and administrative costs, exploration costs and capital expenditures as the properties are developed.
The South American Properties segment consists of the Peregrine Metals Ltd. assets. The principal Peregrine property is the Altar project, a copper-gold resource, located in the San Juan province of Argentina. The Peregrine project is currently in the exploration stage. Financial information for this segment consists of total asset values, general and administrative costs and exploration costs.
The All Other group primarily consists of assets, including investments, revenues, and expenses of various corporate and support functions and the marketing expenditures related to promoting palladium.
The Company evaluates performance and allocates resources based on income or loss before income taxes.

The following financial information relates to the Company’s business segments:

(In thousands)				South American Properties

Three Months Ended June 30, 2013	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$112,742	$153,749	$—	$—	$—	$266,491
Depletion, depreciation and amortization	$13,742	$261	$—	$—	$—	$14,003
General and administrative expenses	$—	$—	$316	$821	$12,984	$14,121
Interest income	$—	$954	$5	$33	$222	$1,214
Interest expense	$—	$—	$—	$—	$5,438	$5,438
Income (loss) before income taxes	$21,623	$5,288	$(1,232)	$3,128	$(32,084)	$(3,277)
Capital expenditures	$24,228	$82	$2,907	$6	$2,196	$29,419
Total assets	$504,401	$112,079	$258,630	$408,481	$478,677	$1,762,268

(In thousands)				South American Properties

Three Months Ended June 30, 2012	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$116,190	$96,585	$—	$—	$—	$212,775
Depletion, depreciation and amortization	$14,601	$261	$—	$—	$—	$14,862
General and administrative expenses	$—	$—	$1,050	$572	$8,495	$10,117
Interest income	$—	$649	$4	$48	$89	$790
Interest expense	$—	$—	$12	$—	$1,141	$1,153
Income (loss) before income taxes	$26,296	$3,674	$(1,247)	$1,318	$(12,547)	$17,494
Capital expenditures	$33,410	$23	$1,565	$—	$1,595	$36,593
Total assets	$441,090	$61,349	$246,449	$337,879	$359,271	$1,446,038

(In thousands)				South American Properties

Six Months Ended June 30, 2013	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$241,056	$276,083	$—	$—	$—	$517,139
Depletion, depreciation and amortization	$28,767	$519	$—	$—	$—	$29,286
General and administrative expenses	$—	$—	$707	$1,942	$23,881	$26,530
Interest income	$—	$1,771	$9	$142	$492	$2,414
Interest expense	$—	$—	$—	$—	$12,090	$12,090
Income (loss) before income taxes	$59,159	$11,320	$(2,083)	$1,964	$(54,483)	$15,877
Capital expenditures	$48,888	$132	$5,895	$100	$3,810	$58,825
Total assets	$504,401	$112,079	$258,630	$408,481	$478,677	$1,762,268

(In thousands)				South American Properties

Six Months Ended June 30, 2012	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$232,894	$182,932	$—	$—	$—	$415,826
Depletion, depreciation and amortization	$29,005	$529	$—	$—	$—	$29,534
General and administrative expenses	$—	$—	$1,775	$2,542	$18,278	$22,595
Interest income	$—	$1,189	$9	$122	$115	$1,435
Interest expense	$—	$—	$12	$—	$2,856	$2,868
Income (loss) before income taxes	$54,572	$6,028	$(4,892)	$(7,683)	$(26,905)	$21,120
Capital expenditures	$53,824	$54	$3,323	$—	$2,112	$59,313
Total assets	$441,090	$61,349	$246,449	$337,879	$359,271	$1,446,038
NOTE 12
INVESTMENTS
The Company classifies the marketable securities in which it invests as available-for-sale securities. These securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in Other comprehensive income in the Company's Consolidated Statements of Comprehensive Income (Loss). At the time the securities are sold, or otherwise disposed of, gross realized gains and losses are included in Net income. Gross realized gains and losses are based on the carrying value (cost, net of discount or premiums) of the sold investment. The Company adopted ASU 2013-02 Reporting Amounts Reclassified out of Other Comprehensive Income as of January 1, 2013. The amounts reclassified out of Other comprehensive income (loss) during the three- and six- month periods ended June 30, 2013 and 2012 were insignificant.
The amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale investment securities by major security type and class of security for the periods ended June 30, 2013 and December 31, 2012, are as follows:

		Investments
(In thousands)		Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
2013
	Federal agency notes	$102,281	$43	$—	$102,324
	Commercial paper	122,606	5	(455)	122,156
	Mutual funds	1,542	377	—	1,919
	Total	$226,429	$425	$(455)	$226,399

2012
	Federal agency notes	$124,682	$37	$(4)	$124,715
	Commercial paper	137,661	3	(396)	137,268
	Mutual funds	1,556	261	—	1,817
	Total	$263,899	$301	$(400)	$263,800

The mutual funds included in the investment table above are included in Other noncurrent assets on the Company's Consolidated Balance Sheets.

The maturities of available-for-sale securities at June 30, 2013, are as follows:

(In thousands)	Amortized cost	Fair market value
Federal agency notes
Due in one year or less	$61,842	$61,866
Due after one year through two years	40,439	40,458
Total	$102,281	$102,324

Commercial paper
Due in one year or less	$97,344	$97,050
Due after one year through two years	25,262	25,106
Total	$122,606	$122,156
The Company has long-term investments in several Canadian junior exploration companies, recorded on the Company's Consolidated Balance Sheets at cost. The Company determined that its long-term investments were other than temporarily impaired and recorded a loss of $1.1 million for the three- month period ended June 30, 2013 and $1.7 million year-to-date. At June 30, 2013, these long-term investments totaled $1.3 million and are recorded in Other noncurrent assets on the Company's Consolidated Balance Sheets.
NOTE 13
INVENTORIES
For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. No adjustments were made to the inventory value in the first six months of 2013 or 2012.
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
Inventories reflected in the accompanying balance sheets consisted of the following:

(In thousands)	June 30, 2013	December 31, 2012
Metals inventory
Raw ore	$5,755	$3,505
Concentrate and in-process	59,603	51,498
Finished goods	96,944	74,942
	162,302	129,945
Materials and supplies	26,147	23,263
Total inventory	$188,449	$153,208
The Company also holds in its possession, but does not reflect in inventory, materials it processes on a toll basis for customers and holds for such customers until the tolled material is transported to a third party refiner.

NOTE 14
EARNINGS PER SHARE
Basic earnings per share attributable to common stockholders is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to common stockholders reflects the potential dilution that could occur if the Company’s dilutive outstanding stock options and nonvested shares were exercised or vested and the Company’s convertible debt was converted. For the purposes of calculating earnings per share attributable to common stockholders, reported net income attributable to common stockholders for the second quarter of 2012 was adjusted for the interest expense, net of capitalized interest (including amortization expense of deferred debt fees), the related income tax effect and the income (loss) attributable to the noncontrolling interest in the computation of basic and diluted earnings per share attributable to common stockholders. No adjustment was made to reported net income attributable to common stockholders during the comparable period in 2013, or in the six- month periods ended June 30, 2013 and 2012, because the effect would have been antidilutive. The Company currently has only one class of equity shares outstanding.
A total of 146,271 weighted shares of common stock from outstanding options were excluded from the computation of diluted earnings per share for the three- month period ended June 30, 2013 because the Company reported a net loss. A total of 48,919 weighted shares of common stock from outstanding options were included in the computation of diluted earnings per share for the three- month period ended June 30, 2012. Outstanding options to purchase 123,559 of weighted shares of common stock were excluded from the computation of diluted earnings per share for the three- month period ended June 30, 2012. A total of 56,730 and 63,643 weighted shares of common stock from outstanding options were included in the computation of diluted earnings per share for the six- month periods ended June 30, 2013 and 2012, respectively. Outstanding options to purchase 90,470 and 125,980 of weighted shares of common stock were excluded from the computation of diluted earnings per share for the six- month periods ended June 30, 2013 and 2012, respectively, because the market price at the end of each period was lower than the exercise price, and therefore the effect would have been antidilutive.
A total of 82,265 nonvested shares were excluded from the computation of diluted weighted average shares outstanding for the three- month period ended June 30, 2013 because the Company reported a net loss. The effect of including outstanding nonvested shares was to increase diluted weighted average shares outstanding by 905,205 shares for the three- month period ended June 30, 2012. A total of 397,046 and 922,280 outstanding nonvested shares were included in the computation of diluted earnings per share for the six- month periods ended June 30, 2013 and 2012, respectively.
The computation of diluted weighted average shares for the three- and six- month periods ended June 30, 2013 excluded 36.1 million shares of common stock applicable to both of the outstanding convertible debentures because the net effect of assuming all the debentures were converted would have been antidilutive.

All 7.1 million shares of common stock applicable to the outstanding convertible debentures were included in the computation of diluted weighted average shares in the three- month period ended June 30, 2012. All 7.1 million shares of common stock applicable to the outstanding convertible debentures were excluded from the computation of diluted weighted average shares in the six- month period ended June 30, 2012 because the net effect of assuming all the debentures were converted would have been antidilutive.

A reconciliation showing the computation of basic and diluted shares and the related impact on income for the three- month period ended June 30, 2012 is shown in the following table:

	Three Months Ended
	June 30, 2012
(In thousands, except per share amounts)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Net income attributable to common stockholders	$19,155	115,819	$0.17
Effect of Dilutive Securities
Stock options	—	49
Nonvested shares	—	905
1.875% Convertible debentures, net of tax	994	7,082
Diluted EPS
Net income attributable to common stockholders and assumed conversions	$20,149	123,855	$0.17

NOTE 15
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

•	Level 3 - Unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012, consisted of the following:

(In thousands)	Fair Value Measurements
At June 30, 2013	Total	Level 1	Level 2	Level 3
Mutual funds	$1,919	$1,919	$—	$—
Investments
Federal agency notes	$102,324	$—	$102,324	$—
Commercial paper	$122,156	$—	$122,156	$—

(In thousands)	Fair Value Measurements
At December 31, 2012	Total	Level 1	Level 2	Level 3
Mutual funds	$1,817	$1,817	$—	$—
Investments
Federal agency notes	$124,715	$—	$124,715	$—
Commercial paper	$137,268	$—	$137,268	$—

The fair value of the mutual funds is based on market prices which are readily available. The fair value of the investments is valued indirectly using observable data, quoted prices for similar assets or liabilities in active markets. Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive loss on the Company's Consolidated Balance Sheets.
Financial assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012, consisted of the following:

(In thousands)	Fair Value Measurements
At June 30, 2013	Total	Level 1	Level 2	Level 3
1.875% Convertible debentures	$2,245	$—	$2,245	$—
1.75% Convertible debentures	$277,249	$—	$277,249	$—
Exempt facility revenue bonds	$30,618	$—	$—	$30,618
Long-term investments	$1,262	$1,262	$—	$—

(In thousands)	Fair Value Measurements
At December 31, 2012	Total	Level 1	Level 2	Level 3
1.875% Convertible debentures	$166,292	$—	$166,292	$—
1.75% Convertible debentures	$302,466	$—	$302,466	$—
Exempt facility revenue bonds	$29,968	$—	$—	$29,968
Long-term investments	$2,922	$2,922	$—	$—
The Company used implicit interest rates of comparable unsecured obligations to calculate the fair value of the Company’s $30 million 8% Series 2000 exempt facility industrial revenue bonds at June 30, 2013, and December 31, 2012. The Company used its current trading data to determine the fair value of each of its convertible debentures, the $2.2 million, 1.875% convertible debentures and the $396.75 million, 1.75% convertible debentures at June 30, 2013 and December 31, 2012. The fair value of the Company's long-term investments in certain Canadian exploration companies at June 30, 2013 and December 31, 2012 is based on market prices which are readily available.
NOTE 16
RELATED PARTIES
Mitsubishi Corporation owns a 25% interest in the Company's previously wholly-owned subsidiary, Stillwater Canada Inc (SCI), which owns the Marathon PGM-copper project and related properties located in Ontario, Canada. The Company made PGM sales of $73.8 million and $52.3 million to Mitsubishi Corporation in the three- month periods ended June 30, 2013 and 2012, respectively, and $139.6 million and $105.2 million for the six- month periods ended June 30, 2013 and 2012, respectively.
NOTE 17
LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily consisting of lawsuits brought against the Company by employees and former employees. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The commentary that follows should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the information provided in the Company's 2012 Annual Report on Form 10-K and in the Company's March 31, 2013, Quarterly Report on Form 10-Q.
OVERVIEW
Stillwater Mining Company (the “Company”) is a Delaware corporation, headquartered in Billings, Montana and is listed on the New York and Toronto Stock Exchanges under the symbols SWC and SWC.U, respectively. The Company mines, processes, refines and markets palladium and platinum ores from two underground mines situated within the J-M Reef, an extensive trend of PGM mineralization located in Stillwater and Sweet Grass Counties in south central Montana. Ore produced from each of the mines is crushed and concentrated in mills located at each mine site. The resulting ore concentrates are then trucked to the Company’s smelting and refining complex in Columbus, Montana, which further processes the mine concentrates and also recycles spent catalyst materials containing PGMS received from third parties. A large portion of the recycling material processed by the Company is purchased for the Company’s own account and the balance is toll processed on behalf of others. The finished product from the base metals refinery is a PGM-rich filter cake which is shipped to third parties for final refining.
In Montana, the Company is in the midst of developing three new mining blocks adjacent to its current operations along the J-M Reef. The largest of these, the Blitz project, is intended to offset gradually declining production from the Stillwater Mine and also may result in some growth in annual palladium and platinum production from the mine. The Blitz development eventually will extend underground access eastward from the existing Stillwater Mine infrastructure by about four-and-a-half miles on two separate levels. One of these development headings is being driven with a new tunnel-boring machine (TBM) and to date has advanced about 2,700 feet. The other parallel heading is being driven about 600 feet above the first using conventional drill and blast methods. Through the end of the second quarter of 2013, development of this parallel heading has resulted in nearly 3,000 feet of ramp and infrastructure development. A new surface portal for the Blitz area also is planned that will intersect the two primary Blitz tunnels in order to provide adequate ventilation and emergency egress for the Blitz project area. Total cost of the Blitz project development is estimated at about $208 million, to be incurred over about six years. This project commenced in 2011 and about $42.3 million has been incurred to date.
The second Montana project, the Graham Creek development, has utilized one of the original East Boulder TBMs to develop about 8,800 feet to the west of the existing East Boulder Mine infrastructure. The TBM development at Graham Creek was completed subsequent to the end of the second quarter of 2013 and the machine has been parked. Work on two new ventilation raises supporting the Graham Creek project is continuing, with the first raise expected to be completed during the third quarter of this year and the second in the first half of 2014. The total cost of this extension, with associated ventilation, is estimated to be about $13 million. To date about $7.0 million has been spent on Graham Creek development. Graham Creek is projected to add about 30,000 ounces of combined palladium and platinum production to the Company's yearly output, beginning in late 2014 or early 2015.
The third such project, the Lower Far West development, was identified during last year's mine planning and consists of accelerating development underneath the existing Upper West operations at the Stillwater Mine. Construction of the Lower Far West project began during the first quarter of 2013. To date, approximately 1,200 feet of new footwall lateral and 2,100 feet of total development have been completed on multiple mining levels in the Lower Far West project area. Work on the extension of the 3500 West rail level and supporting infrastructure also is underway. Incremental cost of the Lower Far West development is estimated at about $28 million and production is estimated to begin in mid-2016. Once in production, the Lower Far West project is expected to contribute up to 45,000 additional combined ounces of palladium and platinum per year to total output at the Stillwater Mine.
In addition to its Montana operations, the Company also controls the Marathon project, an advanced-stage PGM-copper development situated near the north shore of Lake Superior in the province of Ontario, Canada. In July 2012, the Marathon project team submitted an Environmental Impact Statement (EIS) report and supporting technical documents jointly to the Canadian Environmental Assessment Agency and the Ontario Ministry of the Environment. The environmental assessment and technical analysis is being directed by a joint review panel, with the panel's final recommendation ultimately going to the Federal and Provincial Ministers of the Environment for decision-making. During the fourth quarter of 2012, in response to public comments, the joint panel requested certain supplementary information from the Company pertaining to the Marathon project. The Company has now completed its responses to these supplementary information requests, and initial public comment on the Company's responses was due back to the review panel by July 31, 2013.

The Company previously announced preliminary engineering findings indicating that the palladium metal content at Marathon was overestimated in a portion of the original resource and reserve modeling work provided to the Company at the time of the acquisition. A detailed engineering and feasibility study on the Marathon project is expected to be completed during the fourth quarter of 2013, to be followed by an updated reserve report based on the resulting economics.
In April 2012, the Company announced the sale to Mitsubishi Corporation of a 25% interest in the Company's wholly- owned subsidiary, Stillwater Canada Inc, which owns the Marathon project and related Canadian properties. As a result, Mitsubishi also assumed its proportionate share of future Marathon funding commitments. Mitsubishi's involvement may facilitate securing future project financing in support of the Marathon development. For the first six- months of 2013, capital, exploration and cash overhead costs for Marathon activities (100% basis) totaled about $8.8 million, of which $5.9 million was capitalized as development costs of the Marathon project and $2.9 million was expensed as incurred. The carrying value on the Company's books as of June 30, 2013 for the Marathon project was $257.4 million (100% basis).
The Company is dependent on cash flow from its PGM activities and on its balance sheet liquidity to sustain ongoing operations, as well as to fund the Montana mine expansion initiatives described above and the exploration and delineation work associated with Marathon. The Marathon project, if it ultimately should prove to be commercially viable, will require substantial capital for the development of a mine and corollary infrastructure. The Company expects to utilize internally generated cash flows and its existing liquidity to fund part of the development of Marathon; however, the Company expects that additional financing from the capital markets, institutional lending markets and/or third-party partners would also be required in order to undertake full-scale development and construction of the project. The availability of such financing cannot be assured and will depend on many factors, including future market conditions and opportunities.
The Company also owns the Altar copper-gold resource, consisting of property located in the San Juan province of Argentina. Altar is an exploration-stage property with substantial exploratory drilling in place that demonstrates the presence of large copper-gold porphyry deposits. The Company is conducting further exploratory drilling programs seasonally on the Altar property to determine the extent of the deposit and its economic potential. A limited drilling program at Altar for the 2012/2013 season was completed in April 2013 and analysis of the resulting core samples is now under way. An updated report on the project should be published before the end of 2013. Exploration and cash overhead costs for the Peregrine properties (primarily Altar) totaled $2.0 million in the three- months ended June 30, 2013, and $8.7 million for the six- month period ended June 30, 2013, and have been expensed as incurred. The carrying value on the Company's books for the Altar copper-gold resource as of June 30, 2013, was $408.5 million.
COMPANY PRIORITIES, PLANNING AND FINANCING
After repaying $164.3 million of its outstanding 1.875% convertible debentures during the first quarter of 2013, the Company has cash, cash equivalents and highly liquid investments on hand totaling $446.9 million at June 30, 2013. This total includes $34.2 million of cash held in Stillwater Canada Inc on behalf of the Marathon project and other related activities that is unavailable for other corporate purposes. The Company also has approximately $94.1 million of net undrawn capacity available under its revolving credit line as of June 30, 2013. (Approximately $17.5 million of additional capacity under this line has been utilized to collateralize outstanding irrevocable letters of credit in support of the Company's long-term reclamation obligations). The Company maintains this liquidity to support its various development projects and as a cushion against any cyclical downturn in metals prices. At current PGM prices, it is likely that the Company will spend more on its growth projects over the next two or three years than it will generate in cash from operations during the same period, consuming some portion of this cash balance.
The Company has recently initiated a comprehensive internal review process. This review includes consideration of the Company's capital allocation practices, corporate activities, mining operations and development and exploration projects. The intent of the evaluation is to provide information necessary to assist the Board of Directors and Company management in charting a path forward that will build upon the successes the Company has achieved to date and provide appropriate strategic focus. The review process is being conducted expeditiously and the resulting conclusions will be disclosed as appropriate. The results of the review are not final but could result in a change in strategic direction, strategic priorities in capital allocation or project suspension which could result in material impairment charges being recognized.
The Company's operations and its various development projects will require significant commitments of capital over the next several years. Initial capital expenditure guidance for 2013 was approximately $172.8 million, up from actual capital outlays of $116.6 million in 2012 and $104.1 million in 2011. A recent review of capital expenditures during 2013 indicates that the Company will spend less than anticipated and therefore the Company has reduced its original capital expenditure guidance for 2013 to a range of $145 million to $155 million from $172.8 million. In addition to its capital programs, the Company has budgeted $12.4 million to support 2013 exploration activities at Altar and Marathon, of which $8.1 million has been expensed to date.

Montana
Sustaining capital, the level of capital expenditures essential to maintain the state of development and production levels at the Company's existing Montana operations, is expected to be between $80 and $90 million per year over the next several years. The remaining capital required to complete development of the Blitz project is estimated to be about $166 million (excluding capitalized interest), to be spent more or less ratably over the next four years. About $6 million remains to be spent on the Graham Creek project, most of which is expected to be spent during the remainder of 2013 and in 2014. First production at Graham Creek is estimated to begin in late 2014 or early 2015. The incremental cost of accelerating development in the Lower Far West area of the Stillwater Mine will be approximately $28 million, with first production expected in mid-2016; total incremental spending to date on this project is about $2.2 million.
Marathon
Preliminary estimates of the total cost to develop the Marathon project and place it into production suggested it will likely be in the range of $550 to $650 million, of which the Company's 75% share would be in the range of $400 to $500 million. A firm estimate of the cost to build the Marathon project will be available once the definitive engineering study is completed later in 2013. If the Company and its partner conclude to proceed, major construction spending at Marathon is estimated to begin in 2014, with first production estimated in 2017.
While a portion of the capital needed to develop the Marathon project may come from internal cash flows and existing cash on hand, specific project financing or outside financing probably also will be required to develop the Marathon project. Various financing avenues for the Marathon project are currently being explored and decisions regarding the final capital structure of the project will not be made until completion of the Marathon definitive engineering study and the Canadian Environmental Assessment Agency/Ontario Ministry of the Environment joint panel review of the project's environmental assessment, both of which are now under way. Management expects to work closely with Mitsubishi, its Marathon partner, in an effort to secure appropriate financing for the project. The availability and form of any future financing will depend on future market conditions and opportunities, and there can be no assurance that the financial markets will be receptive to any future offerings of the Company's debt or equity securities or that terms and conditions of other financing alternatives will be deemed acceptable. The partners have agreed that any determination to proceed with construction and development of the Marathon project will be made only when it is clear that the economics justify proceeding, all required permits have been secured, and commitments or other arrangements are in place to obtain the requisite financing.
Altar
Future levels of exploration spending at Altar in Argentina are discretionary and will be evaluated year by year.
SECOND QUARTER 2013
For the second quarter of 2013, the Company reported a consolidated net loss attributable to common stockholders of $5.3 million, or $(0.04) per fully diluted share, a decrease from the consolidated net income attributable to common stockholders of $19.2 million, or $0.17 per fully diluted share, reported in the second quarter 2012. The decrease in earnings primarily stem from the effect of unplanned 2013 expenses, including a one-time expense ($9.1 million non-cash expense) incurred in connection with the accelerated vesting of previously granted equity-based compensation that was caused by the change in the Board of Directors, and heightened corporate overhead expenses ($1.5 million) in connection with the recent proxy contest (legal, outside financial advisory, solicitation and consulting fees).
Mined palladium and platinum sold in this year's second quarter decreased to 122,300 ounces from 128,100 ounces in the second quarter of 2012. The average realized price on sales of mined palladium and platinum was $865 per ounce in the second quarter of 2013, compared to $850 per ounce realized in the second quarter of 2012. Consolidated total cash costs per ounce for the Company’s mining operations (“total cash costs per mined ounce” is a non-GAAP measure further defined below in Reconciliation of Non-GAAP Measures to Costs of Revenues) averaged $532 per ounce in the second quarter of 2013, up from $454 per ounce in the second quarter of 2012. This increase in total cash costs per mined ounce between the second quarter of 2013 and the second quarter of 2012 is largely the result of lower ore grades at the Stillwater Mine, higher overall labor costs, driven by higher contractual wage and benefit rates and an increase of 7.4% in total Montana employees to 1,717 at June 30, 2013, from 1,599 at June 30, 2012. The increase in staffing levels was primarily attributable to hiring for the new-miner training program in support of new projects and to accommodate increasing underground travel distances and operations support requirements as the mining operations recede ever further from the portal. The Company's guidance for average 2013 total cash costs remains at $560 per mined ounce.

PGM recycling revenues for the second quarter of 2013 were $153.7 million, an increase of 59.1% from the $96.6 million reported for the second quarter of 2012, mostly reflecting significantly higher sales volumes and higher PGM prices. Tolling revenues decreased to $0.6 million in this year’s second quarter, compared to $0.9 million in the second quarter of 2012. Total recycling sales volumes (including palladium, platinum and rhodium) totaled 143,100 ounces for the second quarter of 2013 at an average realization of $1,070 per ounce, substantially above the 92,900 recycling ounces sold during the second quarter of 2012 at an average of $1,030 per ounce. Including tolled volumes, recycling material processed during the second quarter of 2013 averaged about 28.4 tons per day, higher than the 20.8 tons per day in the same period of 2012, mostly driven by the addition of several new recycling suppliers in 2013. The cost of metals sold from PGM recycling was $149.2 million in the second quarter of 2013 compared to $93.1 million in the second quarter of 2012, an increase of 60.3%. A majority of the cost of metals sold from PGM recycling is attributable to purchasing recyclable catalyst materials for the Company's own account.
The Company's cash balance, excluding restricted cash, was $222.4 million at June 30, 2013, compared to $379.7 million as of December 31, 2012. As indicated previously, the Company's total liquidity, expressed as available cash and cash equivalents plus highly liquid investments, at June 30, 2013, was $446.9 million, a decrease from the $641.7 million reported at December 31, 2012. The decrease in liquidity during 2013 is primarily attributable to the redemption of $164.3 million of the Company's convertible debentures in March 2013. Net working capital (including cash and investments) increased to $608.4 million at June 30, 2013, from $606.0 million at year end 2012. During the first half of 2013, recycling working capital increased to $107.3 million from the $87.8 million at December 31, 2012, as volumes and revenues in the recycling business grew along with increasing PGM prices.
MINING OPERATIONS
Mine production of palladium and platinum totaled 131,500 ounces in the second quarter of 2013, a decrease of 1.4% from the 133,400 ounces produced in the second quarter of 2012. Most of this variability is the normal result of changes in mining conditions and the array of stopes available for mining in any period.
Combined total cash costs per mined ounce (a non-GAAP measure) averaged $532 per ounce in the second quarter of 2013 and $527 per ounce for the first six- months of 2013.
Year to date, both production and total cash costs per mined ounce in aggregate are trending favorably to the Company's guidance. However, the Stillwater Mine has experienced significant variations in ore grade delivered to the mill this year, a challenge that fortuitously has largely been offset by better-than-expected ore grades being produced at the East Boulder Mine. Experience has shown that ore grades can fluctuate from period to period. Consequently, the Company has determined to leave its 2013 production and cost guidance unchanged at this time.
Stillwater Mine
At the Stillwater Mine, second quarter 2013 palladium and platinum production totaled 91,000 ounces, a decrease of 7.2% from the 98,100 ounces in the second quarter of 2012. Average ore grades at the Stillwater Mine declined to approximately 0.48 combined ounces of palladium and platinum per ton in the quarter ended June 30, 2013, compared to 0.61 ounces per ton in the quarter ended June 30, 2012. The normal grade challenges during the second quarter of 2013 were compounded by a series of infrastructure factors including dilution resulting from the loss of a key muck pass. These issues are being addressed but have not been completely remedied to date. The current developed state of the Montana mines is providing the operational flexibility to work through this issue without having to modify the Company's development and production goals. Total ore tons mined averaged 2,318 tons per day during the second quarter of 2013, an increase from 1,951 tons per day in the second quarter of 2012 and a slight increase over the 2,241 tons per day averaged in the first quarter of 2013.
Stillwater Mine’s total cash costs were 24.9% higher in the second quarter of 2013 at $532 per mined ounce compared to the $426 per ounce averaged for the second quarter of 2012. Workforce levels at the Stillwater Mine increased to 1,037 employees at June 30, 2013, up from 972 employees at June 30, 2012. The 6.7 % increase is in part due to hiring for the new-miner training program, plus staffing increases to accommodate the increasing travel distances underground as the mining front continually recedes from the portal. Cash costs per ore ton milled (another non-GAAP measure) were $229 for the second quarter of 2013, 2.6% lower than the $235 per ton reported for the second quarter of 2012, as higher total costs were offset by the greater number of tons milled.
Capital expenditures at the Stillwater Mine, including $4.4 million for Blitz development, were $18.0 million for the second quarter of 2013. That compares to the $25.0 million of capital spent during the second quarter of 2012. Primary and secondary development footages for the second quarter of 2013 increased slightly over the comparable footages for the second quarter of 2012, with primary and secondary development advancing about 11,500 feet in the second quarter of 2013 and 11,100 feet in the second quarter of 2012. Diamond drilling footage for the second quarter of 2013 totaled about 82,100 feet, an increase from the 74,200 feet drilled in the second quarter of 2012.

East Boulder Mine
Mining production at the East Boulder Mine for the second quarter of 2013 was 40,500 combined ounces of palladium and platinum. This compares to 35,300 ounces produced in the second quarter of 2012. Total cash costs of $532 per mined ounce (a non-GAAP measure) for the second quarter of 2013 were slightly higher than the $529 per mined ounce in the second quarter of 2012, as higher total costs were largely offset by the impact of increased production in the second quarter of 2013. Total ore tons mined averaged 1,363 tons per day during the second quarter of 2013, an increase from 1,196 tons per day in the second quarter of 2012 and 1,181 tons per day averaged in the first quarter of 2013. Manpower increased to 405 employees at June 30, 2013, from 356 employees at the end of the second quarter of 2012. Most of the increase in manpower was associated with mine production support and miner training activities.
Capital expenditures at the East Boulder Mine, including Graham Creek, totaled $6.3 million in the second quarter of 2013 compared to $6.5 million in the second quarter of 2012. Actual primary and secondary development advanced about 5,000 feet during the second quarter of 2013. The comparable development advance in the second quarter of 2012 was 5,700 feet. Diamond drilling footage for the second quarter of 2013 totaled about 44,000 feet, ahead of the 31,200 feet drilled in the second quarter of 2012. Graham Creek capital expenditures included in the totals above were $0.8 million in the second quarters of 2013 and 2012, respectively.
PGM RECYCLING
For the second quarter of 2013, the Company earned $5.3 million from recycling operations on revenues of $153.7 million, reflecting a combined average realization (including palladium, platinum and rhodium) of $1,070 per sold ounce. For the second quarter of 2012, the Company reported income from recycling operations of $3.7 million on revenues of $96.6 million and a combined average realization of $1,030 per sold ounce. Sold ounces of recycled PGMs increased by 54.0% to 143,100 ounces in the second quarter of 2013, from 92,900 ounces for the second quarter of 2012, driven largely by the addition of several new suppliers and higher average PGM prices. Tolled recycling ounces declined during the second quarter of 2013; the Company processed and returned 25,500 tolled ounces in the second quarter of 2013 compared to 39,600 tolled ounces in the second quarter of 2012. Total recycling ounces processed, including both purchased and tolled materials, increased to 175,000 ounces in the second quarter of 2013 from 123,100 ounces in the second quarter of 2012. Total recycled ounces processed in the second quarter of 2013 included approximately 8,000 PGM ounces recovered from reprocessed furnace brick. Subsequent to the end of the second quarter of 2013, approximately 12,000 additional PGM recycling ounces were processed from the furnace brick. Most of the revenue associated with the 20,000 PGM ounces from reprocessed furnace brick is expected to be recognized in the third quarter of 2013.
Total tons of recycling material processed during the second quarter of 2013, including tolled material, averaged 28.4 tons per day, higher than the 20.8 tons per day processed in the second quarter of 2012. As previously mentioned, the growth was mostly attributable to the addition of several new suppliers of recycling materials during 2013. As indicated above, a higher proportion of the ounces recycled during the second quarter of 2013 came from recycling material purchased for the Company’s own account than was the case in the second quarter of 2012. The Company normally purchases recycling material from spent automotive catalysts for its own account, while spent refinery and other industrial catalysts usually are toll processed for a fee and returned to the customer. Volumes of toll material available for processing tend to fluctuate seasonally with industrial maintenance schedules.
In many cases, the Company has arrangements in place with its recycling suppliers that provide for advance payments to the suppliers prior to final out-turn of the finished metal. Outstanding procurement advances for material in transit not backed up by inventory physically in the Company’s possession at June 30, 2013, and December 31, 2012, totaled $6.8 million and $10.2 million, respectively. The Company’s total recycling working capital, including inventory and advances, was $107.3 million at June 30, 2013, and $87.8 million at December 31, 2012. The increase in working capital is the result of much higher recycling volumes and modestly higher PGM prices during the second quarter of 2013.
STILLWATER CANADA INC – MARATHON PGM-COPPER PROJECT
The Company completed and submitted an extensive Environmental Impact Statement for the Marathon project to the appropriate Canadian authorities in July 2012. This environmental assessment of the Marathon project was circulated for public comment during the summer and fall of 2012, and the comments received were returned to the Company during the fourth quarter of 2012. The Company has now submitted responses to all of the issues raised and the responses have been circulated for any additional public comments. Once the comment process is completed, the project will be considered by the joint federal/provincial project review panel that is charged with coordinating consideration and public discussion of the Marathon project. Additionally, the Company is consulting and working with local First Nations and Aboriginal groups, nearby communities, federal and provincial government representatives and the public at large in an effort to move the project forward in a responsible and constructive manner.

The Company is also engaged in preparing the final engineering design and an updated economic assessment for the Marathon project. The Company announced previously that its engineering work had indicated the palladium metal content had been overestimated in a portion of the original resource and reserve modeling work. The Company expects to complete the final Marathon engineering study during the fourth quarter of 2013. This study will include final project design, updated ore reserves, mining rates and costs, and overall project economics, taking into account all adjustments to the earlier modeling work.
CAPITAL AND EXPLORATION EXPENDITURES
Capital expenditures for 2013 were initially budgeted at about $172.8 million, up from $116.6 million in 2012, mostly reflecting the effect of the development projects, but also including some infrastructure and equipment capital deferred from earlier years. Consolidated capital expenditures during the second quarter of 2013 totaled $29.4 million. This compares to consolidated capital expenditures of $36.6 million in the second quarter of 2012. The level of consolidated capital expenditures to date in 2013 is considerably lower than planned, leading the Company to revisit its capital expenditures outlook for 2013. Based on a review of expenditures in each area, the Company has concluded to reduce its original capital expenditure guidance for 2013 to a range of $145 million to $155 million from $172.8 million.
In addition to capital expenditures, the Company also budgeted about $14.8 million for exploration programs during 2013. The Company recognized exploration expense of $2.2 million and $2.0 million for the three- month periods ended June 30, 2013 and 2012, respectively, and $8.1 million and $12.1 million, respectively for the six- month periods ended June 30, 2013 and 2012.
SUPPLY AND DEMAND COMMENTARY FOR PGM MARKETS
(The following discussion reflects management’s assessment of the recent state of the PGM markets, based on discussion with industry analysts and the Company’s own observations of market dynamics. There can be no assurance that the Company’s conclusions reflect a complete or accurate picture of supply and demand trends or market outlook. However, management’s view of market conditions and the outlook for PGM supply and demand may influence its decisions on mining activities, future acquisitions, expansions or divestitures, capital investment, financing, hiring and various other factors.)
During the second quarter of 2013, market prices for palladium and platinum broadly tracked the downturn in the price of gold, driven by concerns that the Federal Reserve will soon begin to wind down its market purchases of long-term debt securities and allow interest rates to rise. Historically, as interest rates rise, precious metals become less attractive as an investment. However, the negative impact on palladium and platinum prices was not as severe as for gold, reflecting the dual character of the PGMs as precious metals with significant industrial applications. Consequently, while a strengthening economy and rising interest rates may reduce investment demand for PGMs, it also would tend to increase industrial demand for the metals.
PGM prices, and particularly palladium, continued to benefit in the second quarter of 2013 from strong automotive demand in North America and China, despite the lack of recovery in the European market. Because about 70% of palladium demand and 43% of platinum demand comes from the market for catalytic converters (based on 2012 data), strengthening auto sales have helped to set the PGM prices apart from steeply declining gold prices. Platinum demand is more closely linked than palladium to the European diesel engine passenger car market which remains depressed. Therefore, platinum demand has been slower to recover than has palladium demand. However, during the second quarter of 2013, the price of platinum moved back solidly above the price of gold, a position more in line with their historical pricing relationship. In addition, relatively strong demand for platinum from the jewelry sector has at least partially offset the effect of weakness in the European diesel engine market.
On the supply side, instability among the South African PGM suppliers and the potential for additional labor unrest as union contracts are renegotiated this summer has tended to provide added support to the palladium and platinum price. Competition between the National Union of Mine Workers (NUM), which historically was the primary miners' union, and the newer Association of Mineworkers and Construction Union (AMCU), which has displaced the NUM at some key mines over the past two years, has resulted in exceptionally high wage demands from both unions in this year's contract negotiations. Those negotiations are scheduled to begin in August and the outcome at this point is undetermined and difficult to predict.

The second quarter of 2013 also saw a weakening of the South African rand, which tended to benefit the South African producers. However, mining costs for these producers have been rising steeply over the past several years, reflecting not only large wage and benefit increases, but also sharp increases in power costs, loss of mining professionals to other countries, and productivity losses from safety shutdowns and labor strife. As a result, some higher cost mines have become uneconomical to operate. While the smaller producers usually have been able to shut down uneconomic operations, the largest producers have been constrained by political intervention from being able to rationalize uneconomic mines. The weakening of the rand in the second quarter of 2013 took some pressure off these producers by improving cash margins. However, the producers themselves have cautioned that this benefit is likely to be temporary and does not resolve the fundamental issues plaguing South African mining operations.
The other key source of primary PGMs, and particularly of palladium, is the Norilsk Nickel operations on the Taimyr Peninsula in the far north of the Russian Federation. In 2012, these operations produced approximately 42% of the world's total primary palladium as a by-product of nickel production. As one of the world's largest nickel producers, Norilsk Nickel tailors its nickel production to meet market demand. Nickel demand has been relatively weak lately, so Norilsk Nickel production is constrained, and the by-product palladium output therefore also is constrained. Palladium production from Norilsk Nickel is projected at around 2.55 million ounces in 2013, down from about 2.63 million ounces in 2012.
An unpredictable factor in the global palladium supply historically has been the level of sales by the Russian government out of its strategic stockpiles in a given year. Such sales historically averaged between one million and two million ounces per year, but they have declined significantly in the past couple of years, leading many to conclude that the government stockpiles may be largely depleted. Stockpile sales to date in 2013 have been about 0.5 million ounces, a little higher than most analysts had projected but still at the lower end of historical average.
During the second quarter of 2013 the palladium price (based on the London market's p.m. quote) trended generally downward from $770 per ounce at the end of March to a low of $643 per ounce at the end of June. Subsequently, the price of palladium has recovered somewhat and was quoted at $731 per ounce on July 26, 2013. As already noted, the fall in price is in part attributable to an expectation that interest rates may begin to rise in the near future, but for palladium in particular this effect was tempered by its perceived strong supply and demand fundamentals. Over the same period, the platinum price followed a similar pattern, falling from $1,576 per ounce at the end of March 2013 to a low of $1,317 per ounce at the end of June. Subsequently, the platinum price has recovered to $1,428 per ounce as of July 26, 2013. The platinum price outperformed gold during the second quarter, moving from a small discount below the gold price at the end of March to a $125 per ounce premium over the gold price by the end of June.

In summary, the broad fundamentals of the current palladium market are characterized by steadily growing demand against constrained or possibly declining supply. Demand for palladium is driven primarily by its use in catalytic converters. Currently about 75% of available palladium (excluding metal from inventories) is consumed by the auto market. Palladium reportedly has now fully replaced platinum in catalytic converters for gasoline engine applications. Palladium also has continued to make inroads into diesel engine catalytic converters and on average now comprises between 20% and 30% of the catalyst loading in light diesel engine applications. Palladium also is used in certain high-end electronic applications including space satellite and military specifications; as a catalyst in certain chemical and petrochemical processes; and in jewelry and in dentistry. According to recent estimates from Johnson Matthey, total demand for palladium in 2012, excluding investment demand, probably totaled about 9.4 million ounces.
Primary palladium is only mined in a very few areas of the world. As noted, Norilsk Nickel is the largest single source of palladium, where it is produced as a by-product of nickel. Similarly, mines in South Africa and Zimbabwe produce platinum, with palladium as a lesser co-product. Smaller amounts of palladium are produced as a by-product from nickel mines in the Sudbury region of northern Ontario, by the only other primary palladium producer, North American Palladium and, finally, by the Company's own Montana operations. (In 2012, Stillwater's operations contributed about 6.3% of the world's mined palladium and about 2.1% of mined platinum.) Johnson Matthey has estimated 2012 mined supplies of palladium totaled about 6.3 million ounces. Recycling also is a source of palladium, and Johnson Matthey estimates recycling provided about 2.3 million ounces in 2012. Finally, Johnson Matthey estimates that in 2012 about 250,000 ounces were sourced from sales of Russian government stockpiles.
Johnson Matthey, in its May 2013 PGM report, suggested that, after taking into account growth in investment holdings of about 0.5 million ounces during 2012, the palladium market experienced a supply shortfall of about 1.1 million ounces last year. This shortfall necessarily was covered by liquidation of inventories, which presumably were in the hands of investors or consumers. Some sources also suggest that small amounts of palladium inventory that may be sold in 2013 were sourced from material exported from Russia in 2011.
The Company has commented previously on a structural change in the PGM markets that occurred in late 2010. Beginning in 2003 and extending until mid-2010, the price of palladium had averaged about 26% of the price of platinum. In late 2010, the pricing ratio suddenly increased to about 45%. Several factors may have contributed to that pricing shift, including declining sales from the Russian government's strategic palladium stockpile, increasing substitution of palladium for platinum in automotive applications, and broader recognition of the constraints on growth in palladium supplies. During 2013 the ratio has continued to increase in favor of palladium, which has recently traded above 51% of the platinum price.
According to sources in the automotive industry, platinum and palladium today are fully interchangeable on approximately a one-for-one basis in gasoline engine catalytic converters and, to the extent palladium can be used in a diesel engine catalytic converter, the substitution ratio is also about one-for-one. If palladium supplies remain constrained and demand from automotive applications continues to grow, the price of palladium could increase over time toward the price of platinum, until the relative prices of each metal reach the point where consumers are indifferent between using platinum and palladium in these applications.
SALES AND CUSTOMERS
The Company has a supply agreement with General Motors Corporation (GM) that provides for fixed quantities of palladium to be delivered each month; a platinum supply agreement with Tiffany & Co.; and PGM supply agreements with Johnson Matthey, BASF and Ford Motor Company, all of which expire at the end of 2013. Some of these agreements currently provide for pricing at a small discount to a trailing market price. Based on the targeted 2013 mine production of about 500,000 ounces, up to 93% of the Company's mined palladium production and up to 88% of its mined platinum production in 2013 is committed under its contractual supply arrangements as of June 30, 2013. The Company currently sells its remaining uncommitted mined production through spot sales on the open market. Although, at this point, the Company has no sales commitments in place past the end of 2013, the Company has been approached by current customers and potential new customers whom are interested in securing supplies of palladium and platinum for 2014. Highly liquid terminal markets also exist for both metals.

STRATEGIC CONSIDERATIONS
The Company's management in the past has structured its efforts around three broad strategic areas of emphasis. These areas of emphasis are reflected in the Company's Mission Statement - Operate Responsibly, Grow and Develop and Position the Company. With the recent retirement of the Company's long-time chairman and CEO and with several new directors on the Company's board of directors it is natural to ask whether these strategic areas of emphasis will change. While many of the Company's areas of focus are still being looked at, it appears that at a high level the Company's Mission Statement objectives remain key to the Company's success, although going forward there will certainly be some changes in approach within each of these objectives.
The discussion that follows is intended to describe the general processes the Company is using to review and evaluate its strategic direction. This is an ongoing review and any results that may be derived from the review are unknown at this time.
1. Operate Responsibly
The Company's emphasis on worker safety will continue to be of paramount concern in all aspects of its operations. In 2012, the Company adopted the CORESafety program, a collective initiative by the U.S. mining industry to establish a safety target of eliminating fatal accidents and sharply reducing the frequency and severity of on-the-job injuries over the next five years. The CORESafety initiative is comprised of a series of 20 modules, which can be prioritized to address specific gaps in safety and health performance based on the Company's own “gap analysis”. The Company initially has selected eight of these modules to be given priority, with the others to follow.
The Company generally assesses its safety performance using two broad sets of measures: incidence rates and regulatory compliance. For the first six months of 2013, the Company's overall safety incidence rate, which is calculated as the number of reportable injuries per 200,000 hours worked, was 3.9, higher than the exceptionally low 2.2 rate experienced during the first six months of 2012 and also higher than normal for the Company. The Company continues to focus on improving its safety culture through its on-going commitment to the CORESafety philosophy, including efforts at all levels to instill a Company-wide culture of safety, and through careful review of all safety issues, including “near misses”. With regard to safety regulatory compliance, the Company assesses its performance based on the number and severity of citations issued to the Company by Mine Safety and Health Administration (MSHA) inspectors. Data on safety compliance is included in Exhibit 95 - Mine Safety Disclosures, to this filing.
In addition to safety, it is critical that the Company conduct its operations efficiently and responsibly. The Company intends to continue its emphasis on environmental excellence, including strict compliance with regulations and close coordination with local communities to address environmental concerns cooperatively. In this vein, the Company will continue its efforts under the Good Neighbor Agreement, a legally binding contract between the Company and local environmental groups, to communicate openly with its neighbors regarding environmental matters. While the Company believes its operations are efficient and cost competitive, the growth trend in total cash costs per mined ounce during 2012 and 2013 is of concern. Average total cash costs per mined ounce increased by 15% during 2012 and are projected to increase by almost 16% again in 2013. The Company believes it understands the drivers behind these cost increases, including the implementation of a new-miner training program, the receding mining face in its ongoing underground operations, general wage and cost inflation, and some catch-up of development spending deferred in 2009 and 2010 when the economy and metal prices were depressed. However, the Company's operations cannot remain competitive if costs are not controlled, and cost control will therefore be a focus in developing the Company's 2014 budget.
In 2012, the Company established aggressive new-miner training programs at both of its Montana mines in an effort to offset normal workforce attrition as existing miners retire or leave, and also to provide future staffing for the expansion projects adjacent to the existing mines. Since then, a total of about 50 employees have been involved at any one time in these training programs. The cost of these programs, including both wages and benefits paid within the training program and the effect on production of diverting some highly experienced miners into the program as trainers, is charged against mining operations, which escalates the labor component of total cash costs per mined ounce disproportionately. Management views these programs as an investment in the future as skilled miners are a scarce and vitally important asset to the Company.
2. Develop and Grow Palladium Markets
As a primary palladium producer, the Company is in an almost unique position in the PGM market. South African PGM producers are focused on platinum, their primary product, somewhat at the expense of palladium. Norilsk Nickel is a primary nickel producer that produces palladium as a by-product, and although it has participated to some degree in palladium marketing in the past, its emphasis historically has been more on sales than on palladium market development. Other producers have not had the interest or the resources to undertake any promotional efforts to support or expand the palladium market. Consequently, almost all palladium marketing in recent years has been sponsored by the Company.

The Company's palladium marketing efforts have taken various forms over the years. When diesel engine catalytic converters first emerged in about 2003, they were fitted only with platinum catalysts. In response, the Company approached the catalytic converter manufacturers to inquire as to whether palladium might also be used, and successfully introduced palladium as a partial alternative to platinum in this market. When palladium jewelry first appeared in the Chinese market, it was initially a less expensive alternative to platinum jewelry, and much of it was poorly designed and manufactured. The Company commissioned and widely published a series of articles targeted at bench jewelers discussing how to work with this new precious metal. The Company also undertook some image advertising within the Chinese market designed to position palladium strategically as an attractive jewelry option for young, upwardly mobile professionals. After cutting back spending sharply during the economic downturn of 2009 and 2010, the Company allocated money and effort in 2011 and 2012 toward re-establishing palladium markets lost during the downturn. The message in those years focused on palladium as a light, comfortable jewelry alternative. In 2013, the Company budgeted $12.1 million for its marketing activities, mostly for jewelry promotion.
In view of already strong supply and demand fundamentals for palladium and jewelry's relatively limited share of total palladium demand, the Company has concluded to curtail its jewelry marketing efforts for the balance of 2013. The Company will continue as an active proponent of palladium and palladium applications, particularly in industrial applications, and will maintain its dialogue with investors and other participants in the palladium market, but the expenditures on marketing and promotional efforts will be sharply reduced. The Company may seek to participate jointly with others in such promotional efforts in the future if the opportunity arises.
3. Grow and Diversify the Company
In late 2010, as PGM prices generally strengthened, and the palladium price in particular rose against the price of platinum, the Company recognized that structural changes were taking place in the PGM market and turned its attention to growth and diversification opportunities. Opportunities identified at that point included internal PGM opportunities such as the Blitz and Graham Creek projects adjacent to the existing operations in Montana, and the Marathon PGM project in Canada, which offered a measure of geographic diversification. In 2011 the Company also acquired a large, partially defined copper-gold exploration target in Argentina, the Altar project. The transaction was intended to provide the Company with exploration potential along with commodity diversification.
The Company's capital budget for 2013 at current PGM prices exceeds its expected cash flow from operations. For the most part, the excess spending is attributable to growth projects that are intended to provide incremental production and cash flow once they are completed. As growth projects, they may be viewed as investments and are a valid use of liquidity available on the Company's balance sheet. However, eventually such projects will consume the Company's liquidity if they are not properly sequenced or do not perform as intended, or if they exceed the Company's financial capacity to accomplish. Consequently, the Company is scrutinizing each of its capital project opportunities to ensure that the resources required will be available and that the returns expected can be met and make the project economically viable.
The Company has recently initiated a comprehensive internal review process. This review includes consideration of the Company's capital allocation practices, corporate activities, mining operations and development and exploration projects. The intent of the evaluation is to provide information necessary to assist the Board of Directors and Company management in charting a path forward that will build upon the successes the Company has achieved to date and provide appropriate strategic focus. The review process is being conducted expeditiously and the resulting conclusions will be disclosed as appropriate. The results of the review are not yet final, but they could result in changes to the Company's strategic direction, to a shift in its strategic priorities, and/or to adjustments in capital allocation. Any significant decisions to defer or curtail projects could result in material impairment charges being recognized in future periods.

RESULTS OF OPERATIONS
Comparison of Three- Month Periods Ended June 30, 2013 and 2012
The Company’s total revenues increased by 25.2% to $266.5 million in the second quarter of 2013 compared to $212.8 million for the second quarter of 2012. The following analysis covers key factors contributing to the increase in revenues:
SALES AND PRICE DATA

	Three Months Ended
	June 30,		Increase	Percentage
(In thousands, except for average prices)	2013	2012	(Decrease)	Change
Revenues	$266,491	$212,775	$53,716	25.2%
Ounces Sold:
Mine Production:
Palladium (oz.)	98	97	1	1%
Platinum (oz.)	25	31	(6)	(19)%
Total	123	128	(5)	(4)%
PGM recycling: (1)
Palladium (oz.)	81	57	24	42%
Platinum (oz.)	50	30	20	67%
Rhodium (oz.)	12	6	6	100%
Total	143	93	50	54%
By-products from mining: (2)
Rhodium (oz.)	1	1	—	—
Gold (oz.)	3	2	1	50%
Silver (oz.)	2	2	—	—
Copper (lb.)	260	175	85	49%
Nickel (lb.)	348	252	96	38%
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$716	$643	$73	11%
Platinum ($/oz.)	$1,446	$1,502	$(56)	(4)%
Combined ($/oz.) (4)	$865	$850	$15	2%
PGM recycling: (1)
Palladium ($/oz.)	$732	$680	$52	8%
Platinum ($/oz.)	$1,600	$1,610	$(10)	(1)%
Rhodium ($/oz.)	$1,163	$1,413	$(250)	(18)%
Combined ($/oz.) (4)	$1,070	$1,030	$40	4%
By-products from mining: (2)
Rhodium ($/oz.)	$1,082	$1,295	$(213)	(16)%
Gold ($/oz.)	$1,354	$1,594	$(240)	(15)%
Silver ($/oz.)	$21	$29	$(8)	(28)%
Copper ($/lb.)	$3.05	$3.35	$(0.30)	(9)%
Nickel ($/lb.)	$5.14	$6.52	$(1.38)	(21)%
Average market price per ounce (3)
Palladium ($/oz.)	$712	$628	$84	13%
Platinum ($/oz.)	$1,465	$1,499	$(34)	(2)%
Combined ($/oz.) (4)	$866	$838	$28	3%

(1)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.

(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

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
Net revenues from sales of mine production (including proceeds from the sale of by-products) were $112.7 million in the second quarter of 2013, compared to $116.2 million for the second quarter of 2012, a decrease of 3.0%. The decrease in mine production revenues primarily reflects a decrease in volumes sold in the second quarter of 2013. The total quantity of mined palladium and platinum sold decreased by 4.5% to 122,300 ounces in the second quarter of 2013, compared to 128,100 ounces sold during the second quarter of 2012. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $865 per ounce in the second quarter of 2013, compared to $850 per ounce in the second quarter of 2012.
Revenues from PGM recycling increased to $153.7 million in the second quarter of 2013, or 59.1%, from $96.6 million in the second quarter of 2012. The increase in PGM recycling revenues is the result of much higher volumes sold. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) was steady at $1,070 per ounce in the second quarter of 2013, compared to $1,030 per ounce realized in the second quarter of 2012. Recycled ounces sold increased 54.0% to 143,100 ounces in the second quarter of 2013 from 92,900 ounces in the second quarter of 2012. Processed recycled ounces, including ounces processed on a toll basis, increased to 175,000 ounces (including approximately 8,000 PGM ounces recovered from reprocessed furnace brick) in the second quarter of 2013, from 123,100 ounces in the second quarter of 2012. Revenues from sales of purchased recycling materials totaled $153.1 million in the second quarter of 2013, an increase from $95.7 million in the second quarter of 2012. Tolling revenues declined to $0.6 million in the second quarter of 2013, compared to $0.9 million in the second quarter of 2012. Subsequent to the end of the second quarter of 2013, approximately 12,000 additional PGM recycling ounces were processed from the furnace brick. Most of the revenue associated with the 20,000 PGM ounces from reprocessed furnace brick is expected to be recognized in the third quarter of 2013.
The Company’s total costs of metals sold (before depletion, depreciation, amortization, and corporate overhead expenses) increased to $226.5 million in the second quarter of 2013 from $168.1 million in the second quarter of 2012, a 34.7% increase. The higher cost in the second quarter of 2013 was driven primarily by a 60.0% increase in volumes of recycling material purchased (and the related value of the contained metals) and a 1.4% decrease in mine production.
The costs of metals sold from mine production totaled $77.4 million for the second quarter of 2013, compared to $75.0 million for the second quarter of 2012, a 3.2% increase. Total consolidated cash costs per ounce produced, (a non-GAAP measure of extraction efficiency), in the second quarter of 2013 rose by 17.2% to $532 per ounce, compared to $454 per ounce in the second quarter of 2012. This increase in total cash costs per mined ounce between the second quarter of 2013 and the second quarter of 2012 is largely the result of hiring for the new-miner training program, plus staffing increases to accommodate the increasing travel distances underground as the mining front continually recedes.
The costs of metals sold from PGM recycling were $149.2 million in the second quarter of 2013, compared to $93.1 million in the second quarter of 2012, an increase of 60.3%. This increase was due to significantly higher volumes processed and sold and corresponding increase in spending on acquisition of recycling materials for processing.
During the second quarter of 2013, the Company’s mining operations produced 131,500 ounces of PGMs, a decrease of 1.4% from the 133,400 ounce production in the second quarter of 2012. Production in the second quarter of 2013 included 101,700 ounces of palladium and 29,800 ounces of platinum, compared to 102,800 palladium ounces and 30,600 platinum ounces produced in the second quarter of 2012. Production at the Stillwater Mine for the second quarter of 2013 was 91,000 ounces, a decrease from the 98,100 ounces produced in the second quarter of 2012, and production at the East Boulder Mine increased to 40,500 ounces in the second quarter of 2013 from 35,300 ounces in the second quarter of 2012. The production variances at the mines are typically driven by variability in mine production as the result of normal changes in mining conditions and the array of stopes available for mining in any period. The normal ore grade challenges during the second quarter of 2013 were compounded by a series of infrastructure factors including dilution resulting from the loss of a key muck pass. These issues are being addressed but have not been completely remedied to date. The current developed state of the Montana mines is providing the operational flexibility to work through this issue without having to modify the Company's development and production goals.

General and administrative (G&A) costs increased to $14.1 million in the second quarter of 2013 from $10.1 million for the same period of 2012, overall an increase of 39.6%. The increase was primarily due to costs related to the retirement of the Company's former Chief Executive Officer. Exploration expenses during the second quarter of 2013 increased slightly to $2.2 million from $2.0 million in the second quarter of 2012. Marketing expenses totaled $2.3 million in the second quarter of 2013 compared to $3.7 million in the second quarter of 2012. Research and development costs were less than $0.1 million in the second quarters of 2013 and 2012. The Company recorded a loss on its long-term investments in certain Canadian exploration companies in the second quarter of 2013 of $1.1 million. Additionally, for the three-month period ended June 30, 2013, the Company recognized costs of $1.5 million in connection with the recent proxy contest (legal, outside financial advisory, solicitation and consulting fees), and of $9.1 million (non-cash charge) in connection with accelerated vesting of stock options and restricted stock previously granted under the 2004 and 2012 Equity Incentive Plans.
Total interest income for the second quarter of 2013 increased to $1.2 million from $0.8 million in the corresponding quarter of 2012, mostly reflecting an increase in the size of the Company's investment portfolio. Interest expense in the second quarters of 2013 and 2012 was $5.4 million and $1.2 million, net of capitalized interest of $1.2 million and $0.6 million, respectively. This increase is primarily the result of non-cash accretion of the debt discount related to the 1.75% convertible debentures that is charged to earnings over the expected life of the convertible debentures. The amount of this non-cash charge to earnings in the second quarter of 2013 was $3.9 million.
During the second quarter of 2013, the Company recorded a foreign currency transaction gain of $5.8 million related to the deferred tax liability recorded in association with the acquisition of Peregrine Metals Ltd. The gain was a result of the strengthening of the U.S. dollar in comparison with the Argentine peso. As the deferred tax obligation will be settled at a future date in pesos, changes in the relative currency values are recognized in the period within Foreign currency transaction gain, net on the Company's Consolidated Statements of Comprehensive Income (Loss). The net foreign currency transaction gain recognized in the second quarter of 2013 was $5.2 million compared to a net foreign currency transaction gain of $3.7 million in the second quarter of 2012.

Comparison of Six- Month Periods Ended June 30, 2013 and 2012
The Company’s total revenues increased by 24.4% to $517.1 million in the first six months of 2013 compared to $415.8 million in the first six months of 2012. The following analysis covers key factors contributing to the increase in revenues:
SALES AND PRICE DATA

	Six Months Ended
	June 30,		Increase	Percentage
(In thousands, except for average prices)	2013	2012	(Decrease)	Change
Revenues	$517,139	$415,826	$101,313	24.4%
Ounces Sold:
Mine Production:
Palladium (oz.)	199	193	6	3%
Platinum (oz.)	54	58	(4)	(7)%
Total	253	251	2	1%
PGM recycling: (1)
Palladium (oz.)	147	103	44	43%
Platinum (oz.)	92	60	32	53%
Rhodium (oz.)	21	13	8	62%
Total	260	176	84	48%
By-products from mining: (2)
Rhodium (oz.)	2	2	—	—
Gold (oz.)	5	5	—	—
Silver (oz.)	4	3	1	33%
Copper (lb.)	474	349	125	36%
Nickel (lb.)	687	541	146	27%
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$720	$657	$63	10%
Platinum ($/oz.)	$1,544	$1,547	$(3)	—
Combined ($/oz.) (4)	$897	$862	$35	4%
PGM recycling: (1)
Palladium ($/oz.)	$706	$664	$42	6%
Platinum ($/oz.)	$1,603	$1,569	$34	2%
Rhodium ($/oz.)	$1,145	$1,500	$(355)	(24)%
Combined ($/oz.) (4)	$1,058	$1,034	$24	2%
By-products from mining: (2)
Rhodium ($/oz.)	$1,143	$1,378	$(235)	(17)%
Gold ($/oz.)	$1,478	$1,644	$(166)	(10)%
Silver ($/oz.)	$25	$31	$(6)	(19)%
Copper ($/lb.)	$3.20	$3.48	$(0.28)	(8)%
Nickel ($/lb.)	$5.78	$7.11	$(1.33)	(19)%
Average market price per ounce (3)
Palladium ($/oz.)	$726	$656	$70	11%
Platinum ($/oz.)	$1,550	$1,555	$(5)	—
Combined ($/oz.) (4)	$902	$863	$39	5%

(1)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.

(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

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
Net revenues from sales of mine production (including proceeds from the sale of by-products) totaled $241.1 million in the first six months of 2013, an increase of 3.5% compared to $232.9 million in the first six months of 2012. This increase in mine production revenues reflects higher PGM prices in the first six months of 2013 as compared to the first six months of 2012, as well as slightly higher mine sales volumes in 2013. The Company's average combined realized price on sales of palladium and platinum from mining operations was $897 per ounce in the first six months of 2013, compared to $862 per ounce in the first six months of 2012.
Revenues from PGM recycling reflected an increase of 51.0% during the first six months of 2013, to $276.1 million from $182.9 million in the second quarter of 2012. Recycling ounces sold during the first half of 2013 totaled 260,100 ounces, an increase of 48.4% compared to the 175,300 sold in the first half of 2012. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) increased to $1,058 per ounce in the first half of 2013 from $1,034 per ounce in the first half of 2012, paralleling the increases in PGM prices generally. Overall, recycling volumes processed during the first half of 2013 totaled 329,200 ounces of PGMs, an increase of 42.9% from the 230,400 ounces processed in the first half of 2012, as increased PGM prices in first half of 2013 accelerated the growth in volume of spent, recyclable catalytic converters available in the market.
The Company’s total costs of metals sold (before depletion, depreciation, amortization, and corporate overhead expenses) increased to $419.1 million in the first six months of 2013, from $326.3 million in the first six months of 2012, an increase of 28.4%. Overall, recycling costs of metals sold increased to $266.0 million in the first six months of 2013 from $177.3 million in the first six months of 2012. The cost of metals sold from mine production totaled $153.1 million in the first six months of 2013, compared to $149.0 million in the first six months of 2012, an increase of 2.8%.
During the first half of 2013, the Company’s mining operations produced 258,600 ounces of PGMs, including 199,800 ounces of palladium and 58,800 ounces of platinum. This represents an increase of 1.7% from the first half of 2012, when the Company’s mining operations produced 254,200 ounces of PGMs, including 196,200 ounces of palladium and 58,000 ounces of platinum. The Stillwater Mine produced 183,600 ounces of PGMs in the first half of 2013, compared with 185,800 ounces of PGMs in the first half of 2012, a decrease of 1.2%. The East Boulder Mine produced 75,000 ounces of PGMs in the first six months of 2013, an increase of 9.6% compared with the 68,400 ounces of PGMs produced by it in the first six months of 2012.
General and administrative (G&A) costs increased to $26.5 million in the first six months of 2013, from $22.6 million in the first six months of 2012, an increase of about 17.3%. The increase was primarily due to costs related to the retirement of the Company's former Chief Executive Officer. The Company recognized $8.1 million in exploration expenses related to its mineral properties in both Canada and South America in the first six months of 2013 and $12.1 million in the first six months of 2012. The Company incurred less than $0.1 million in research and development expense in the first six months of 2013 related to improvement of refining processes compared to $0.8 million in the first six months of 2012. Marketing expenses totaled $4.0 million and $6.0 million for the periods ended June 30, 2013 and 2012, respectively. Additionally, for the six- month period ended June 30, 2013, the Company recognized costs of $4.3 million in connection with the recent proxy contest (legal, outside financial advisory, solicitation and consulting fees), and of $9.1 million (non-cash charge) in connection with accelerated vesting of stock options and restricted stock previously granted under the 2004 and 2012 Equity Incentive Plans.

Total interest income for the first six months of 2013 increased to $2.4 million from $1.4 million in the first six months of 2012, reflecting increased financing income on recycling balances in 2013. The Company’s balance of cash and related liquid assets earning interest decreased during the first six months of 2013 to $446.9 million at June 30, 2013, from $641.7 million reported at December 31, 2012. The decrease was in part a result of the $164.3 million payment made to redeem a portion of the Company's outstanding 2008 convertible debentures in the first quarter of 2013. The December 31, 2012 balance reflects the proceeds of $384.3 million received from the issuance of $396.75 million in aggregate principal amount convertible debentures in the fourth quarter of 2012. Inventories and advances associated with recycling increased to $107.3 million as of June 30, 2013 from $87.8 million at the end of 2012. The Company’s outstanding long-term debt balance was $301.6 million at June 30, 2013, an increase from $292.7 million at December 31, 2012. Interest expense for the first six months of 2013 and 2012 was $12.1 million and $2.9 million, net of capitalized interest of $2.0 million and $0.9 million, respectively. This increase is primarily the result of non-cash accretion of the debt discount related to the 1.75% convertible debentures that is charged to earnings over the expected life of the convertible debentures. The amount of the non-cash charge to earnings in the first six months of 2013 was $7.7 million.
During the first six months of 2013, the Company recorded a net foreign currency transaction gain of $9.5 million, compared to a net gain of $6.6 million in the first six months of 2012. Approximately $10.7 million and $4.4 million of the 2013 and 2012 net gain, respectively, related to the remeasurement into U.S. dollars of the deferred taxes recorded in association with the acquisition of Peregrine Metals Ltd. The gain reflects the effect of the high inflation rate in Argentina as the obligation is remeasured from pesos into U.S. dollars.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $30.9 million for the six month period ended June 30, 2013 compared to $55.4 million in the six month period ended June 30, 2012. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines as well as the volume of activity in its recycling business. Mining productivity rates and ore grades in turn can affect both PGM production and cash costs of production. Net cash flow from operations also includes changes in non-cash working capital, including changes to inventories and advances, and variation in the contractual timing of trade receipts and investment proceeds.
In connection with its recycling business, the Company customarily enters into fixed forward sales contracts that set the selling price for a significant portion of the PGMs recovered from recycled materials. Because the selling price of outstanding lots of recycling material held by the Company and subject to such contracts is fixed, changes in the market price of palladium and platinum have little or no effect on margins earned from processing these materials or on cash flow from recycling operations. However, a percentage change in market prices would affect margins on future lots by about the same percentage as the change in price. On average, it takes the Company two to three months from the date of receipt to process and sell existing lots of recycling material.
Changes in the cash costs of mine production generally flow through dollar-for-dollar into cash flow from operations. A reduction in total mine production of 10%, or about 50,000 palladium and platinum ounces per year, which could result from a decrease in ore grade, would reduce cash flow from operations by an estimated $37 million per year at the price and cost levels prevailing at June 30, 2013.
Net cash used in investing activities for the six- month period ended June 30, 2013 was $23.0 million, comprised of $58.8 million of cash capital expenditures and offset by a $35.7 million net reduction in investments. For the six- month period ended June 30, 2012, net cash used by investing activities was $67.6 million, comprised of $59.3 million of cash capital expenditures and $8.3 million net increase in investments.
Net cash consumed by the financing activities in the six- month period ended June 30, 2013 was $165.1 million, reflecting the payment made on the outstanding 1.875% convertible debentures. For the six- month period ended June 30, 2012, net cash provided by financing activities was $100.3 million, a result of the 25% sale of the Marathon project.
At June 30, 2013, the Company’s cash and cash equivalents balance was $222.4 million, compared to $379.7 million at December 31, 2012, reflecting the redemption of $164.3 million of convertible debentures in March 2013. If highly liquid investments are included with available cash, the Company’s balance sheet liquidity is $446.9 million at June 30, 2013, a decrease of $194.8 million from $641.7 million at December 31, 2012. These June 30, 2013 cash and liquidity balances include about $34.2 million of cash held in Canada that is dedicated as funding for the Marathon PGM-copper project (and other related properties) and is not available to the Company for its general corporate purposes. Total working capital (including cash and cash equivalents) at June 30, 2013, is $608.4 million, compared to $606.0 million at December 31, 2012 and $269.0 million as of June 30, 2012.

Outstanding balance sheet debt at June 30, 2013, was $303.6 million, down from $461.1 million at December 31, 2012. The Company’s total debt includes $268.2 million of convertible debentures, $29.6 million of 8.0% State of Montana Exempt Facility Revenue Bonds due in 2020; $0.3 million of financing for a land purchase in 2012; and $5.5 million due under a capital lease with GE Capital. (The $268.2 million of convertible debentures represents the net discounted value of 1.75% notes first redeemable in 2019 valued against a borrowing rate of 8.5%; the gross amount borrowed was $396.75 million.) The Company expects to pay $4.8 million of interest during the remaining six months of 2013 related to its outstanding debt obligations. The Company made cash payments for interest of $5.9 million during the six- month period ended June 30, 2013.
The Company has a $125.0 million asset-backed revolving credit agreement with Wells Fargo Capital Finance. Net available capacity under the borrowing base was approximately $94.1 million at June 30, 2013, after taking into account $17.5 million utilized for undrawn irrevocable letters of credit under the facility.
CONTRACTUAL OBLIGATIONS
The Company is obligated to make future payments under various debt agreements and regulatory obligations.
The following table represents significant contractual cash obligations and other commercial and regulatory commitments, including related interest payments, as of June 30, 2013:

(In thousands)	2013 (1)	2014	2015	2016	2017	Thereafter	Total
1.875% Convertible debentures	$—	$—	$—	$—	$—	$2,245	$2,245
1.75% Convertible debentures	—	—	—	—	—	396,750	396,750
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Land purchase	—	89	85	81	—	—	255
Operating leases	208	396	146	146	130	—	1,026
Capital lease obligations	939	1,958	2,066	580	—	—	5,543
Asset retirement obligations	—	—	—	—	—	144,271	144,271
Payments of interest (2)	4,838	9,596	9,487	9,393	9,385	19,907	62,606
Other liabilities(3)	13,125	4,773	—	—	—	—	17,898
Total	$19,110	$16,812	$11,784	$10,200	$9,515	$593,173	$660,594

(1)	Amounts represent cash obligations for July through December 2013.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as "desires", “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. Such statements also include, but are not limited to, comments regarding expansion plans, costs, grade, production and recovery rates; permitting; financing needs and the terms of future credit facilities; exchange rates; capital expenditures; increases in processing capacity; cost reduction measures; safety; timing for engineering studies; environmental permitting and compliance; litigating; labor matters; and the palladium, platinum, copper and gold markets. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the Company’s 2012 Annual Report on Form 10-K, in its quarterly Form 10-Q filings, (on file with the United States Securities and Exchange Commission, available on the Company’s website at www.stillwatermining.com) and in corresponding filings with Canadian securities regulatory authorities.
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

KEY OPERATING FACTORS
Stillwater Mining Company
Key Operating Factors
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except where noted)	2013	2012	2013	2012
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced
Palladium	102	102	200	196
Platinum	30	31	59	58
Total	132	133	259	254
Tons milled	308	269	601	539
Mill head grade (ounce per ton)	0.46	0.54	0.46	0.51
Sub-grade tons milled (1)	21	18	41	30
Sub-grade tons mill head grade (ounce per ton)	0.18	0.16	0.17	0.16
Total tons milled (1)	329	287	642	569
Combined mill head grade (ounce per ton)	0.44	0.51	0.44	0.49
Total mill recovery (%)	92	92	92	91
Total operating costs per ounce (Non-GAAP) (2)	$448	$374	$439	$400
Total cash costs per ounce (Non-GAAP) (2)	$532	$454	$527	$482
Total production costs per ounce (Non-GAAP) (2)	$644	$562	$640	$596
Total operating costs per ton milled (Non-GAAP) (2)	$179	$174	$177	$179
Total cash costs per ton milled (Non-GAAP) (2)	$213	$211	$213	$216
Total production costs per ton milled (Non-GAAP) (2)	$258	$261	$258	$266
Stillwater Mine:
Ounces produced
Palladium	70	75	142	143
Platinum	21	23	42	43
Total	91	98	184	186
Tons milled	199	168	391	340
Mill head grade (ounce per ton)	0.49	0.63	0.50	0.59
Sub-grade tons milled (1)	12	10	22	17
Sub-grade tons mill head grade (ounce per ton)	0.23	0.20	0.22	0.21
Total tons milled (1)	211	178	413	357
Combined mill head grade (ounce per ton)	0.48	0.61	0.48	0.57
Total mill recovery (%)	92	92	93	92
Total operating costs per ounce (Non-GAAP) (2)	$450	$352	$429	$375
Total cash costs per ounce (Non-GAAP) (2)	$532	$426	$515	$451
Total production costs per ounce (Non-GAAP) (2)	$658	$538	$638	$569
Total operating costs per ton milled (Non-GAAP) (2)	$194	$195	$191	$195
Total cash costs per ton milled (Non-GAAP) (2)	$229	$235	$229	$234
Total production costs per ton milled (Non-GAAP) (2)	$284	$297	$284	$296

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except where noted)	2013	2012	2013	2012
OPERATING AND COST DATA FOR MINE PRODUCTION
(Continued)
East Boulder Mine:
Ounces produced
Palladium	32	27	58	53
Platinum	9	8	17	15
Total	41	35	75	68
Tons milled	109	101	211	199
Mill head grade (ounce per ton)	0.41	0.38	0.39	0.38
Sub-grade tons milled (1)	9	9	19	13
Sub-grade tons mill head grade (ounce per ton)	0.10	0.11	0.11	0.11
Total tons milled (1)	118	110	230	212
Combined mill head grade (ounce per ton)	0.38	0.36	0.36	0.36
Total mill recovery (%)	91	91	90	90
Total operating costs per ounce (Non-GAAP) (2)	$442	$434	$464	$468
Total cash costs per ounce (Non-GAAP) (2)	$532	$529	$559	$569
Total production costs per ounce (Non-GAAP) (2)	$614	$628	$647	$670
Total operating costs per ton milled (Non-GAAP) (2)	$152	$140	$152	$151
Total cash costs per ton milled (Non-GAAP) (2)	$183	$171	$183	$184
Total production costs per ton milled (Non-GAAP) (2)	$211	$203	$212	$216

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

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for average prices)	2013	2012	2013	2012
SALES AND PRICE DATA
Ounces sold
Mine production:
Palladium (oz.)	98	97	199	193
Platinum (oz.)	25	31	54	58
Total	123	128	253	251
PGM recycling: (1)
Palladium (oz.)	81	57	147	103
Platinum (oz.)	50	30	92	60
Rhodium (oz.)	12	6	21	13
Total	143	93	260	176
By-products from mining: (2)
Rhodium (oz.)	1	1	2	2
Gold (oz.)	3	2	5	5
Silver (oz.)	2	2	4	3
Copper (lb.)	260	175	474	349
Nickel (lb.)	348	252	687	541
Average realized price per ounce (3)
Mine production:
Palladium ($/oz.)	$716	$643	$720	$657
Platinum ($/oz.)	$1,446	$1,502	$1,544	$1,547
Combined ($/oz)(4)	$865	$850	$897	$862
PGM recycling: (1)
Palladium ($/oz.)	$732	$680	$706	$664
Platinum ($/oz.)	$1,600	$1,610	$1,603	$1,569
Rhodium ($/oz)	$1,163	$1,413	$1,145	$1,500
Combined ($/oz)(4)	$1,070	$1,030	$1,058	$1,034
By-products from mining: (2)
Rhodium ($/oz.)	$1,082	$1,295	$1,143	$1,378
Gold ($/oz.)	$1,354	$1,594	$1,478	$1,644
Silver ($/oz.)	$21	$29	$25	$31
Copper ($/lb.)	$3.05	$3.35	$3.20	$3.48
Nickel ($/lb.)	$5.14	$6.52	$5.78	$7.11
Average market price per ounce (3)
Palladium ($/oz.)	$712	$628	$726	$656
Platinum ($/oz.)	$1,465	$1,499	$1,550	$1,555
Combined ($/oz)(4)	$866	$838	$902	$863

(1)	Ounces sold and average realized price per ounce from PGM recycling relate to ounces produced from processing of catalyst materials.

(2)	By-product metals sold reflect contained metal. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

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
Reconciliation of Non-GAAP Measures to Costs of Revenues
The Company utilizes certain non-GAAP measures as indicators in assessing the performance of its mining and processing operations during any period. Because of the processing time required to complete the extraction of finished PGM products, there are typically lags of one to three months between ore production and sale of the finished product. Sales in any period include some portion of material mined and processed from prior periods as the revenue recognition process is completed. Consequently, while costs of revenues (a GAAP measure included in the Company’s Consolidated Statements of Comprehensive Income (Loss)) appropriately reflects the expense associated with the materials sold in any period, the Company has developed certain non-GAAP measures to assess the costs associated with its producing and processing activities in a particular period and to compare those costs between periods.
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
Total Costs of Revenues: For the Company as a whole, this measure is equal to total costs of revenues, as reported in the Company's Consolidated Statements of Comprehensive Income (Loss). For the Stillwater Mine, the East Boulder Mine, and other PGM activities, the Company segregates the expenses within total costs of revenues that are directly associated with each of these activities and then allocates the remaining facility costs included in total cost of revenues in proportion to the monthly volumes from each activity. The resulting total costs of revenues measures for the Stillwater Mine, the East Boulder Mine and other PGM activities are equal in total to total costs of revenues as reported in the Company’s Consolidated Statements of Comprehensive Income (Loss).
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

Stillwater Mining Company Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$58,838	$49,915	$113,628	$101,743
Royalties, taxes and other	11,082	10,612	22,774	20,915
Total cash costs (Non-GAAP)	$69,920	$60,527	$136,402	$122,658
Asset retirement costs	171	157	338	311
Depletion, depreciation and amortization	13,742	14,601	28,767	29,005
Depletion, depreciation and amortization (in inventory)	881	(294)	128	(358)
Total production costs (Non-GAAP)	$84,714	$74,991	$165,635	$151,616
Change in product inventories	(5,827)	3,554	(9,510)	3,737
Cost of PGM recycling	149,154	93,149	266,016	177,264
PGM recycling – depreciation	261	261	519	529
Add: Profit from by-products	6,943	7,229	14,451	16,351
Add: Profit from PGM recycling	5,288	3,823	11,320	6,326
Total consolidated costs of revenues	$240,533	$183,007	$448,431	$355,823
Stillwater Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$40,914	$34,566	$78,809	$69,692
Royalties, taxes and other	7,440	7,230	15,688	14,054
Total cash costs (Non-GAAP)	$48,354	$41,796	$94,497	$83,746
Asset retirement costs	158	145	313	288
Depletion, depreciation and amortization	10,518	11,067	22,127	22,237
Depletion, depreciation and amortization (in inventory)	792	(228)	192	(484)
Total production costs (Non-GAAP)	$59,822	$52,780	$117,129	$105,787
Change in product inventories	(4,100)	2,040	(6,214)	3,294
Add: Profit from by-products	4,084	4,636	8,748	10,602
Add: Profit from PGM recycling	3,643	2,803	8,041	4,615
Total costs of revenues	$63,449	$62,259	$127,704	$124,298
East Boulder Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$17,924	$15,349	$34,819	$32,052
Royalties, taxes and other	3,642	3,382	7,086	6,860
Total cash costs (Non-GAAP)	$21,566	$18,731	$41,905	$38,912
Asset retirement costs	13	12	25	23
Depletion, depreciation and amortization	3,224	3,534	6,640	6,769
Depletion, depreciation and amortization (in inventory)	89	(66)	(64)	125
Total production costs (Non-GAAP)	$24,892	$22,211	$48,506	$45,829
Change in product inventories	(1,727)	1,514	(3,296)	443
Add: Profit from by-products	2,859	2,593	5,703	5,749
Add: Profit from PGM recycling	1,645	1,020	3,279	1,711
Total costs of revenues	$27,669	$27,338	$54,192	$53,732
PGM Recycling:
Reconciliation to costs of revenues:
PGM recycling – depreciation	$261	$261	$519	$529
Cost of PGM recycling	149,154	93,149	266,016	177,264
Total costs of revenues	$149,415	$93,410	$266,535	$177,793

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
The Company customarily enters into fixed forward sales and from time to time in the past has entered into financially settled forward sales transactions that may or may not be accounted for as cash-flow hedges primarily to mitigate the price risk in its PGM recycling activities. Under these recycling fixed forward transactions, typically metals contained in the spent catalytic materials are sold forward at the time the materials are purchased and then are delivered against the fixed forward contracts when the finished ounces are recovered. The Company believes such fixed forward sales transactions qualify for the exception to hedge accounting treatment provided for in the accounting literature and so has elected to account for these transactions as normal purchases and normal sales. (Financially settled forward contracts are settled net for cash, and therefore they do not qualify for this accounting treatment.) Fixed forward sales commit the Company to deliver fixed quantities of metal on a stated date in the future; if the Company is unable to meet its delivery commitments, it would be required to purchase metal at the prevailing rate in the open market at a price which could differ from the price stipulated in the fixed forward sales arrangement.
Financially settled forward sales provide a mechanism to offset fluctuations in metal prices associated with future production in those circumstances where the Company elects to retain control of the final disposition of the metal. As of June 30, 2013 and 2012, the Company was not party to any financially settled forward agreements.
On occasion, the Company also has entered into financially settled forwards related to its recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses on such transactions therefore are recognized in net income in each period.
INTEREST RATE RISK
At June 30, 2013, all of the Company’s outstanding long-term debt was subject to fixed rates of interest. Interest income on payments to the Company’s recycling suppliers is generally linked to short-term inter-bank rates. Undrawn letters of credit issued under the Company's revolving credit facility carry a fixed contractual rate of interest, although any cash drawings against the facility would be subject to a floating interest rate. There were no such drawings outstanding as of June 30, 2013 and 2012.
The Company’s convertible debentures and industrial revenue bonds do not contain financial covenants, other than in the case of the convertible debentures, change in control protection and, in the case of the convertible debentures, investor make-whole provisions. The Company’s asset-backed revolving credit facility includes a single fixed-charge coverage covenant that only takes effect when less than 30% of the total borrowing capacity under the line remains available. Because there were no drawings and only $17.5 million of undrawn letters of credit issued under the revolving credit facility at June 30, 2013, the Company is not constrained by conventional financial covenants at this time. With the issuance in 2012 of the $396.75 million of convertible debentures, the Company has a higher level of indebtedness which may affect its ability to pay the principal of and interest on the notes and its creditworthiness generally.
The Company regularly invests a portion of its cash balances in short-term instruments. Such investments are subject to internal guidelines intended to control investment risk and are closely monitored. However, there can be no guarantee that market disruptions affecting various short-term investments or the potential failure of financial institutions will not have a negative effect on the price and liquidity of investments made by the Company.

FOREIGN CURRENCY RISK
The Company has some exposure to Canadian, Argentine and other foreign currencies. While these exposures currently are limited to foreign cash deposits and expenses incurred for the services of a few foreign-based employees and contractors, along with some associated support costs, if the Company’s foreign commitments expand in the future, the exposure will become more material. The Company does not generally hedge this exposure at present, but may consider doing so in the future as the scale of its foreign operations grows.
The Company is exposed to a significant inflation rate in its holdings of Argentine pesos. During the second quarter of 2013, the Company recorded a non-cash foreign currency transaction gain of $5.8 million related to the deferred tax liability recorded in association with the acquisition of Peregrine Metals Ltd. The gain was a result of the strengthening of the U.S. dollar in comparison with the Argentine peso. As the deferred tax obligation will be settled at a future date in pesos, changes in the relative currency values are recognized in the period within Foreign currency transaction gain, net on the Company's Consolidated Statements of Comprehensive Income (Loss).

ITEM 4
CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.
The Company’s management, with the participation of the Company’s interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
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
In reviewing internal control over financial reporting as of June 30, 2013, management determined that during the second quarter of 2013 there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business, primarily consisting of lawsuits brought against the Company by employees and former employees. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Subsequent to March 31, 2013 and prior to the filing of the Company's March 31, 2013 Quarterly Report on Form 10-Q with the Securities and Exchange Commission the following complaints were filed against the Company and/or its Board of Directors:
On April 4, 2013, a putative derivative and class action complaint was filed by a purported shareholder in the United States District Court for the District of Montana, Billings Division, captioned Jurgelewicz v. McAllister, et al, Case 1:13-cv-00047-RFC. The complaint names the board of directors as defendants and the Company as nominal defendant. The complaint asserts derivative claims for breach of fiduciary duty, waste and unjust enrichment against certain members of the Board, alleging that those defendants violated the Company's 2004 Equity Incentive Plan, which plaintiff alleges limits awards to 250,000 shares per year to any individual, by awarding Mr. McAllister a grant of 337,447 restricted stock units in 2010 and a grant of 267,512 restricted stock units in 2012. Plaintiff also asserts against the Board class action claims for violation of the fiduciary duty of candor and violations of § 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, alleging that the Proxy Statement is false and misleading because it fails to disclose the alleged violations of the 2004 Equity Incentive Plan in 2010 and 2012. Among other remedies, plaintiff seeks a declaration that the awards granted to Mr. McAllister in 2010 and 2012 allegedly in excess of the applicable annual limit were ultra vires and void; rescission of the alleged excess grants; damages; an injunction against the 2013 Annual Meeting until corrective action is taken; and an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws and policies.
The Company strongly disagrees with the legal position taken by and allegations made by the plaintiff, and believes this lawsuit is without merit as the limitation in the 2004 Equity Incentive Plan derives from Section 162(m) of the Internal Revenue Code, which was not relevant in respect of these awards. However, in order to avoid unnecessary legal expenses and the potential distraction of litigation (which in each case the members of the Company's Compensation Committee and Mr. McAllister believed would not be in the best interest of the Company's shareholders), on April 6, 2013, the Company's Compensation Committee and Mr. McAllister agreed to rescind each of such awards to the extent each award exceeded 250,000 shares. To that end (i) Mr. McAllister paid back to the Company 87,447 shares received in respect of his 2010 restricted stock unit award and (ii) Mr. McAllister's 2012 restricted stock unit award (with respect to service in 2011) was reduced by 17,512 restricted stock units. In addition, although not subject to the foregoing litigation, consistent with the Compensation Committee's decision on April 6, 2013, on April 9, 2013, the Compensation Committee and Mr. McAllister rescinded 82,000 shares in respect of his 2009 restricted stock unit award of 332,000. Given the actions of the Company's Compensation Committee, it is the Company's position that this claim is moot. On June 12, 2013, the Company and the named directors filed a motion to dismiss this case.
On April 16, 2013, a putative class action complaint was filed by a purported shareholder in the Thirteenth Judicial District Court, Yellowstone County, captioned Casey v. Stillwater Mining Co., et al. The complaint names the Company and the board of directors as defendants, and asserts class action claims for breach of fiduciary duty against the board, and aiding and abetting claims against the Company. On June 7, 2013, the Company and the named directors filed a motion to dismiss the complaint. On July 17, 2013, the court entered an order dismissing this case without prejudice.
For further information on legal guarantees and indemnities, see Note 20 “Commitments and Contingencies” in the Company’s audited consolidated financial statements as presented in the Company’s 2012 Annual Report on Form 10-K.

ITEM 1A
RISK FACTORS
The Company filed its Annual Report on Form 10-K for the year ended December 31, 2012, with the Securities and Exchange Commission on February 23, 2013, which sets forth certain Risk Factors associated with the Company in Item 1A therein. As a result of subsequent developments, the Company has expanded its discussion of risk factors to include the following:
THE COMPANY MAY FACE RISKS ASSOCIATED WITH THE TRANSITION OF ITS SENIOR MANAGEMENT AND BOARD OF DIRECTORS
With the Company's recent transition in its Board of Directors and in its senior management team, many aspects of the Company's current strategies and operating practices will be under review and may be subject to change. The Company cannot provide any assurance that there will not be any disruption that adversely impacts its business during such transition period.
THE COMPANY IS REQUIRED TO OBTAIN AND RENEW GOVERNMENTAL PERMITS IN ORDER TO CONDUCT OPERATIONS, WHICH IS OFTEN COSTLY AND TIME-CONSUMING
Throughout the normal course of business, the Company is required to obtain and renew governmental permits for exploration, operations and expansion of existing operations or for the development of new projects. Obtaining or renewing governmental permits is a complex and time-consuming process. The duration and success of permitting efforts are contingent upon many variables not within the Company's control, including the interpretation of requirements implemented by the applicable permitting authority. The Company may not be able to obtain or renew permits that are necessary to its operations, or the cost to obtain or renew permits may exceed the Company's expectations. Any unexpected delays or costs associated with the permitting process could delay the development or impede the operation of a mine, which could materially adversely affect the Company's revenues and future growth.
CURRENT AND FUTURE LITIGATION AND REGULATORY PROCEEDINGS MAY IMPACT THE REVENUE AND PROFITS OF THE COMPANY
The Company may be subject to civil claims (including class action claims) based on allegations of negligence, breach of statutory duty, public nuisance or private nuisance or otherwise in connection with its operations or investigations relating thereto. While the Company is presently unable to quantify its potential liability under any of the above, such liability may be material to the Company and may materially adversely affect its ability to continue operations.
In addition, the Company may be subject to actions or related investigations by governmental or regulatory authorities. Such actions may include prosecution for breach of relevant legislation or failure to comply with the terms of the Company's licenses and permits and may result in liability for pollution, other fines or penalties, revocations of consents, permits, approvals or licenses or similar actions, which could be material and may impact the Company's results of operations. Exposures to fines and penalties generally are uninsurable as a matter of public policy.

ITEM 4
MINE SAFETY DISCLOSURES
Valuing the Company's workforce means being committed to their safety and well-being at all times. The Company's goal is “Everyone Goes Home Safe - Every Day”. Integrating leadership and culture to improve safety performance, the Company's safety system includes incidence tracking and analysis, near miss reporting, hazard recognition and workplace inspections, team safety meetings, annual refresher training, task training, standard operating procedures training, safety sweeps, audits and stand-downs and reinforcement and recognition for working safely. The Company works closely with Mine Safety and Health Administration (MSHA) inspectors to promptly act on their findings and incorporate their suggestions. Management also strives to maintain a consistent “tone at the top” that gives working safely priority over all other Company objectives.
Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the Securities and Exchange Commission. In accordance with the reporting requirements included in Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), the required mine safety results regarding certain mining safety and health matters for each of the Company’s mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 "Mine Safety Disclosures" of the Company's 2012 Annual Report on Form 10-K. In the second quarter of 2013, the Company received a total of 18 violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act. See Exhibit 95 “Mine Safety Disclosures” of this quarterly report for more information.
ITEM 6
EXHIBITS
See attached exhibit index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY
(Registrant)

Date:	August 8, 2013
		By:	/s/ Terrell I. Ackerman
Terrell I. Ackerman
Interim Chief Executive Officer

Date:	August 8, 2013
		By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer

EXHIBITS

Number	Description

10.1	Severance and General Release Agreement between Francis McAllister and Stillwater Mining Company, dated June 7, 2013, (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification – Interim Chief Executive Officer, dated, August 8, 2013

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated, August 8, 2013

32.1	Section 1350 Certification, dated, August 8, 2013

32.2	Section 1350 Certification, dated, August 8, 2013

95.0	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document