Form 10-Q
period 2013-09-30
STILLWATER MINING CO /DE/
filed 2013-11-12
CIK 931948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013.
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
At November 8, 2013, the Company had outstanding 119,320,525 shares of common stock, par value $0.01 per share.

STILLWATER MINING COMPANY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION
ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS
Stillwater Mining Company
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Mine Production	$123,193	$107,057	$364,249	$339,951
PGM Recycling	156,814	73,987	432,897	256,919
Total revenues	280,007	181,044	797,146	596,870
COSTS AND EXPENSES
Costs of metals sold
Mine Production	83,913	69,910	237,042	218,935
PGM Recycling	136,843	72,096	402,859	249,360
Total costs of metals sold	220,756	142,006	639,901	468,295
Depletion, depreciation and amortization
Mine Production	15,057	13,843	43,824	42,848
PGM Recycling	285	264	804	793
Total depletion, depreciation and amortization	15,342	14,107	44,628	43,641
Total costs of revenues	236,098	156,113	684,529	511,936
Marketing	207	1,886	4,197	7,874
Exploration	2,143	1,668	10,247	13,785
Research and development	104	82	192	864
Proxy contest expense	—	—	4,307	—
Accelerated equity based compensation expense	—	—	9,063	—
General and administrative	9,316	9,882	35,846	32,477
Loss on long-term investments	112	1,697	1,766	1,697
Impairment of non-producing mineral property	290,417	—	290,417	—
Abandonment of non-producing property	—	—	—	2,835
Loss on disposal of property, plant and equipment	66	71	106	363
Total costs and expenses	538,463	171,399	1,040,670	571,831
OPERATING (LOSS) INCOME	(258,456)	9,645	(243,524)	25,039
OTHER INCOME (EXPENSE)
Other	8	82	1,170	667
Interest income	1,102	271	3,516	1,706
Interest expense	(5,556)	(1,493)	(17,646)	(4,361)
Foreign currency transaction gain, net	6,220	6,407	15,679	12,981
(LOSS) INCOME BEFORE INCOME TAX BENEFIT (PROVISION)	(256,682)	14,912	(240,805)	36,032
Income tax benefit (provision)	54,698	(2,109)	47,468	1,508
NET (LOSS) INCOME	$(201,984)	$12,803	$(193,337)	$37,540
Net loss attributable to noncontrolling interest	(489)	(273)	(1,117)	(631)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(201,495)	$13,076	$(192,220)	$38,171
Other comprehensive income, net of tax
Net unrealized gains on securities available-for-sale	219	421	288	620
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(201,276)	$13,497	$(191,932)	$38,791
Comprehensive loss attributable to noncontrolling interest	(489)	(273)	(1,117)	(631)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(201,765)	$13,224	$(193,049)	$38,160

Weighted average common shares outstanding
Basic	119,153	116,377	118,347	115,918
Diluted	119,153	117,145	118,347	116,847
Basic (loss) earnings per share attributable to common stockholders	$(1.69)	$0.11	$(1.62)	$0.33
Diluted (loss) earnings per share attributable to common stockholders	$(1.69)	$0.11	$(1.62)	$0.33

See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$235,055	$379,680
Investments, at fair market value	229,174	261,983
Inventories	181,888	153,208
Trade receivables	18,739	9,953
Deferred income taxes	21,304	21,304
Prepaids	6,340	4,967
Other current assets	23,475	21,767
Total current assets	715,975	852,862
Mineral properties	285,942	576,359
Mine development, net	373,357	322,866
Property, plant and equipment, net	121,105	122,677
Deferred debt issuance costs	8,315	9,609
Other noncurrent assets	6,795	6,390
Total assets	$1,511,489	$1,890,763
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$32,226	$28,623
Accrued compensation and benefits	32,340	31,369
Property, production and franchise taxes payable	12,057	13,722
Current portion of long-term debt and capital lease obligations	2,009	168,432
Income taxes payable	9,454	—
Other current liabilities	8,549	4,702
Total current liabilities	96,635	246,848
Long-term debt and capital lease obligations	305,105	292,685
Deferred income taxes	130,911	199,802
Accrued workers compensation	5,851	5,815
Asset retirement obligation	8,477	7,965
Other noncurrent liabilities	9,023	5,068
Total liabilities	556,002	758,183
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 119,246,710 and 116,951,081 shares issued and outstanding	1,192	1,170
Paid-in capital	1,074,913	1,058,978
Accumulated (deficit) earnings	(171,451)	20,770
Accumulated other comprehensive income (loss)	189	(99)
Total stockholders’ equity	904,843	1,080,819
Noncontrolling interest	50,644	51,761
Total equity	955,487	1,132,580
Total liabilities and equity	$1,511,489	$1,890,763
See accompanying notes to consolidated financial statements

Stillwater Mining Company
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(193,337)	$37,540
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and amortization	44,628	43,641
Loss on disposal of property, plant and equipment	106	363
Impairment of non-producing mineral property	290,417	—
Abandonment of non-producing property	—	2,835
Loss on long-term investments	1,766	1,697
Deferred taxes	(60,743)	(4,913)
Foreign currency transaction gain, net	(15,679)	(12,981)
Accretion of asset retirement obligation	512	470
Amortization of debt issuance costs	1,294	944
Accretion of convertible debenture debt discount	11,722	—
Accelerated equity based compensation expense	9,063	—
Share based compensation and other benefits	13,673	12,899
Non-cash capitalized interest	(1,918)	—
Changes in operating assets and liabilities:
Inventories	(28,961)	6,221
Trade receivables	(8,786)	(3,727)
Prepaids	(1,373)	(1,870)
Accrued compensation and benefits	989	2,258
Accounts payable	2,270	(1,270)
Property, production and franchise taxes payable	1,330	1,041
Income taxes payable	9,454	(1,235)
Workers compensation	36	490
Restricted cash	—	15,825
Other	5,238	206
NET CASH PROVIDED BY OPERATING ACTIVITIES	81,701	100,434
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(91,187)	(84,688)
Proceeds from disposal of property, plant and equipment	126	39
Purchases of investments	(116,769)	(68,286)
Proceeds from maturities of investments	147,103	42,003
NET CASH USED IN INVESTING ACTIVITIES	(60,727)	(110,932)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of noncontrolling interest, net of transaction costs	—	93,821
Issuance of long-term debt	—	7,176
Payments on debt and capital lease obligations	(165,714)	(946)
Payments for debt issuance costs	—	(219)
Issuance of common stock	115	44
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(165,599)	99,876
CASH AND CASH EQUIVALENTS
Net (decrease) increase	(144,625)	89,378
Balance at beginning of period	379,680	109,097
BALANCE AT END OF PERIOD	$235,055	$198,475
See accompanying notes to consolidated financial statements

Stillwater Mining Company
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1
GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Stillwater Mining Company (the “Company”) as of September 30, 2013, the results of its operations for the three- and nine-month periods ended September 30, 2013 and 2012, and its cash flows for the nine-months then ended. The results of operations for the first nine months of 2013 are not necessarily indicative of the results to be expected for the full year. Certain prior period income statement and balance sheet amounts have been reclassified to conform to the current period presentation; there was no impact to the total amounts for net income (loss) or total assets, liabilities or stockholders' equity. The accompanying consolidated financial statements in this quarterly report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's previously filed 2013 Quarterly Reports on Form 10-Q and the Company's 2012 Annual Report on Form 10-K. All intercompany transactions and balances have been eliminated in consolidation.
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
NOTE 2
SALES
MINE PRODUCTION
The Company mines and processes ores from its Montana operations containing palladium, platinum, rhodium, gold, silver, copper and nickel into intermediate and final products for sale to customers. Palladium, platinum, rhodium, gold and silver are sent to third party refineries for final processing from where they are sold to a number of consumers and dealers with whom the Company has established trading relationships. Refined platinum group metals (PGMs) of 99.95% purity (rhodium of 99.9%) in sponge form are transferred upon sale from the Company’s account at third party refineries to the account of the purchaser. By-product metals are normally sold at market prices to customers, brokers or outside refiners. By-products of copper and nickel are produced by the Company at less than commercial grade, so prices for these metals typically reflect a quality discount. By-product sales are included in revenues from Mine Production. During the third quarter of 2013 and 2012, total by-product (copper, nickel, gold, silver and mined rhodium) sales were $6.7 million and $7.2 million, respectively. During the first nine months of 2013 and 2012, total by-product sales were $21.1 million and $23.6 million, respectively.
The Company has a supply agreement with General Motors Corporation (GM) that provides for fixed quantities of palladium to be delivered each month, a platinum supply agreement with Tiffany & Co., and PGM supply agreements with Johnson Matthey, BASF and Ford Motor Company, all of which expire at the end of 2013. Some of these agreements provide for pricing at a small discount to a trailing market price. Based on the targeted 2013 mine production of about 505,000 to 515,000 ounces, up to 93% of the Company's mined palladium production and up to 88% of its platinum production is committed under its supply agreements. The Company currently sells its remaining uncommitted mined production under spot sales agreements.
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred either physically or through an irrevocable transfer of metals to customers’ accounts, the price is fixed or determinable, no related obligations remain and collectability is probable.

PGM RECYCLING
The Company purchases spent catalyst material from third parties and processes this material in its facilities in Columbus, Montana to recover palladium, platinum and rhodium for sale. It also accepts material supplied from third parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company has entered into sourcing arrangements for catalyst material with multiple suppliers. Under these sourcing arrangements as currently structured, the Company sometimes advances cash against a shipment of material shortly before actually receiving the physical shipment. These advances are included in Other current assets on the Company’s Consolidated Balance Sheets until such time as the material has been physically received and title has transferred to the Company. The Company holds a security interest in materials procured by its largest recycling supplier that have not been received by the Company. Once the material is physically received and title has transferred, the associated advance is reclassified from Other current assets into Inventories. Finance charges collected on advances and inventories prior to being earned are included in Other current liabilities on the Company’s Consolidated Balance Sheets. Finance charges are reclassified from Other current liabilities to Interest income ratably from the time the advance was made until the out-turn date of the inventory.
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
TOTAL SALES
Total sales to significant customers as a percentage of total revenues for the three- and nine-month periods ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013(1)	2012(1)	2013(1)	2012(1)
Customer A	30%	28%	28%	26%
Customer B	14%	16%	14%	17%
Customer C	14%	—	14%	—
Customer D	—	18%	13%	18%
Customer E	—	—	—	10%
	58%	62%	69%	71%
(1) The “—” symbol represents less than 10% of total revenues.

NOTE 3
ASSET IMPAIRMENT
The Company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable.
The Company identified certain events and changes in circumstances that occurred both during the third quarter of 2013 and subsequently, but prior to the filing of its quarterly report on Form 10-Q. Continuing uncertainty in the legal and business climate in Argentina, announcements of reduced investment or the placement on care and maintenance of certain projects in the vicinity of the Company’s Altar mineral property, significant changes in the global mining industry and on-going technical reviews within the Company were all considered in the Company’s assessment. Considering these events individually, and in the aggregate, the Company concluded that a triggering event had occurred during the 2013 third quarter requiring it to assess whether its investment in the Altar mineral property was impaired. These adverse changes required the Company to assess whether it could generate cash flows sufficient to recover its investment in the Altar mineral property utilizing scenarios under current consideration by the Company on an undiscounted basis. Based on these scenarios for the Altar mineral property, which have been evolving pursuant to the technical reviews described above, the Company determined that the probability-weighted undiscounted future cash flows from the Altar mineral property more likely than not are not sufficient to recover the carrying value at September 30, 2013. Having made such determination, the Company undertook an assessment of the fair market value of the property which included examining recent comparable transactions for similar undeveloped mineral properties and market multiples for similar projects. Accordingly, the Company’s reported loss at September 30, 2013, includes a $290.4 million (before-tax) impairment in the carrying value of the Altar mineral property in Argentina, reducing the carrying value to its estimated fair market value of $102.0 million.
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
The noncontrolling interest's share of equity in SCI is reflected as Noncontrolling interest in the Company's Consolidated Balance Sheets and was $50.6 million as of September 30, 2013.
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
COMMODITY DERIATIVES
The Company customarily enters into fixed forward contracts and on occasion it also enters into financially settled forward contracts to offset the price risk in its PGM Recycling segment. From time to time, it also has entered into these types of contracts on portions of its mine production. Under these customary fixed forward transactions, the Company agrees to deliver a stated quantity of metal on a specific future date at a price stipulated in advance. The Company uses fixed forward transactions primarily to price in advance the metals acquired for processing in its PGM Recycling segment. Under financially settled forward transactions, at each settlement date the Company receives the difference between the forward price and the market price if the market price is below the forward price and the Company pays the difference between the forward price and the market price if the market price is above the forward price. These financially settled forward contracts are settled in cash at maturity and do not require physical delivery of metal at settlement. The Company typically has used financially settled forward contracts with third parties to reduce its exposure to price risk on metal it is obligated to deliver under long-term sales agreements.
MINE PRODUCTION
The Company had no outstanding derivative contracts pertaining to its mined production during the nine-month periods ended September 30, 2013 and 2012.
PGM RECYCLING
The Company customarily enters into fixed forward sales relating to PGM recycling of catalyst materials. The metals recovered from recycling of catalyst material are typically sold forward at the time of purchase of the catalyst material and delivered against the fixed forward contracts once the metals are recovered. All of the fixed forward sales contracts for recovered metals in effect at September 30, 2013 will settle at various periods through March 2014. The Company has credit agreements with its major trading partners that provide for margin deposits in the event that forward prices for metals exceed the Company’s hedged prices by a predetermined margin limit. As of September 30, 2013, no such margin deposits were outstanding or due.
Occasionally, the Company also has entered into financially settled forward contracts on its recycled materials. Such contracts are utilized when the Company wishes to establish a firm forward price for recycled metal on a specific future date. No financially settled forward contracts were entered into during the three- and nine-month periods ended September 30, 2013 and 2012. The Company generally has not designated these contracts as cash flow hedges, so they are marked to market at the end of each accounting period. The change in the fair value of the derivatives is reflected in the Company's Consolidated Statements of Comprehensive (Loss) Income.
The following is a summary of the Company’s obligations to deliver metal under commodity derivatives in place as of September 30, 2013:

PGM Recycling:
Fixed Forwards
	Platinum		Palladium		Rhodium
Settlement Period	Ounces	Average Price	Ounces	Average Price	Ounces	Average Price
Fourth Quarter 2013	36,280	$1,457	62,903	$724	9,764	$982
First Quarter 2014	3,014	$1,453	5,197	$726	1,472	$970
NOTE 6
SHARE-BASED COMPENSATION
STOCK PLANS
The Company sponsors stock plans (the “Plans”) that enable the Company to grant stock options or other equity based compensation to employees and non-employee directors. Effective March 1, 2011, the Company ceased offering stock options as incentive compensation to employees and non-employee directors, and began to and expects to continue to issue only cash awards or restricted stock units in lieu of stock options. The Company continues to have previously issued stock options that remain outstanding under three separate plans: the 1994 Incentive Plan (amended by the 1998 Incentive Plan), the General Employee Plan and the 2004 Equity Incentive Plan. In April 2012, stockholders approved the 2012 Equity Incentive Plan. At inception of the plans, approximately 16.4 million shares of common stock were authorized for issuance under the Plans, including approximately 5.0 million, 5.2 million, 1.4 million and 4.8 million authorized shares for the 2012 Equity Incentive Plan, 2004 Equity Incentive Plan, the General Employee Plan and the 1994 Incentive Plan (as amended by the 1998 Incentive Plan), respectively. The 1998 Incentive Plan and the General Employee Plan have been terminated and no additional options, shares or units may be issued under these two terminated plans. Approximately 5.0 million shares remain available and reserved for grant under the 2004 Equity Incentive Plan and the 2012 Equity Incentive Plan combined, as of September 30, 2013.
The Compensation Committee of the Company’s Board of Directors administers the Plans and determines the type of equity awards to be issued, the exercise period, vesting period and all other terms of instruments issued under the Plans. Employees’ options and restricted stock units vest in equal annual installments over a three year period after date of grant. Options expire ten years after the date of grant. Certain of the Company's equity incentive plans and award agreements contain "change in control" provisions which provide that, among other triggering events, a "change in control" occurs if following the election of new directors to the Board of Directors, a majority of the members of the Board of Directors are not considered "incumbent directors."
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
Historically, the Company recognized compensation expense associated with its stock option grants based on their fair market value on the date of grant as determined using a Black-Scholes option pricing model. As discussed above, the change in control that occurred in the second quarter of this year resulted in all outstanding, unvested stock options granted under the 2004 and 2012 Plans becoming fully vested. Unless vesting is accelerated due to a change in control or other event, the Company recognizes stock option expense ratably over the vesting period of the options. If options are canceled or forfeited prior to vesting, the Company stops recognizing the related expense effective with the date of forfeiture. However, because of the accelerated vesting of all outstanding stock options in the second quarter of 2013, the Company was required to recognize the remaining expense of such vesting immediately. Total compensation expense related to the accelerated vesting of unvested stock options and nonvested shares was approximately $9.1 million (non-cash charge) in the second quarter of 2013 and is recorded as Accelerated equity based compensation expense in the Company's Consolidated Statements of Comprehensive (Loss) Income.
Because all outstanding, unvested stock options vested in the second quarter of 2013, there was no compensation expense associated with stock option grants recorded for the three- month period ended September 30, 2013. Compensation expense related to the fair value of stock options during the three- month period ended September 30, 2012, was approximately $22,900. Compensation expense related to the fair value of stock options during the nine-month periods ended September 30, 2013 and 2012 was $41,400 and $78,200, respectively. The compensation expense for prior periods was recorded in General and administrative in the Company's Consolidated Statements of Comprehensive (Loss) Income. The Company received approximately $0.1 million in cash from the exercise of stock options in the nine-month period ended September 30, 2013 and less than $0.1 million in the comparable period in 2012.
NONVESTED SHARES
The following table summarizes the status of and changes in the Company’s nonvested shares during the first nine months of 2013:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2013	1,149,333	$14.38
Granted	469,498	13.89
Vested	(712,401)	13.73
Forfeited	(250)	15.79
Nonvested shares at March 31, 2013	906,180	$14.63
Granted	44,942	12.47
Vested (1)	(949,448)	14.53
Forfeited	(133)	13.99
Nonvested shares at June 30, 2013	1,541	$11.85
Granted	3,149	11.57
Vested	—	—
Forfeited	(100)	10.82
Nonvested shares at September 30, 2013	4,590	$11.68

(1) Pursuant to the terms of the 2004 and 2012 Plans, the change in control that occurred in the second quarter of this year resulted in all outstanding nonvested shares granted under those Plans immediately becoming fully vested.
Total compensation expense related to grants of nonvested shares was $3,300 and $2.8 million in each of the three- month periods ended September 30, 2013 and 2012, respectively. Compensation expense related to grants of nonvested shares was $14.6 million and $6.5 million in the nine-month periods ended September 30, 2013 and 2012, respectively. Of the total compensation expense related to grants of nonvested shares for the nine months ended September 30, 2013, $5.5 million is included within General and administrative in the Company's Consolidated Statements of Comprehensive (Loss) Income and $9.1 million (non-cash charge) resulting from the triggering of the change in control provisions under the 2004 and 2012 Equity Incentive Plans is recorded as Accelerated equity based compensation expense in the Company's Consolidated Statements of Comprehensive (Loss) Income.
Total compensation expense related to nonvested shares is currently expected to be approximately $4,500, $17,600, $17,800 and $9,900 for the remainder of 2013 and the years 2014, 2015 and 2016, respectively.
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
At September 30, 2013, the Company has U.S. net operating loss carryforwards (NOLs), which expire at various times in years through 2028. The Company has reviewed its net deferred tax assets and has provided a valuation allowance to reflect the estimated amount of net deferred tax assets which management considers, more likely than not, will not be realized.
The Company recorded an income tax benefit of $54.7 million and $47.5 million for the three- and nine-month periods ended September 30, 2013, respectively. The three- and nine-month periods ended September 30, 2013 include an income tax benefit of $63.9 million that resulted from the reduction of the carrying value of the Altar mineral property in Argentina to its estimated fair market value.
The provision for income taxes for the three- and nine-month periods ended September 30, 2013 consists of U.S. Alternative Minimum Tax (AMT), state tax expense, as well as deferred tax benefit from certain foreign jurisdictions. During the three- month period ended September 30, 2013, the Company made immaterial adjustments to income tax expense and additional paid-in capital as a result of the completion of the 2012 income tax return. Changes in the Company’s net deferred tax assets and liabilities have been partially offset by a corresponding change in the valuation allowance. As a result of an analysis concluded during the three- month period ended June 30, 2013, the Company determined it has tax exposure in certain states for which tax filings had not previously been made. Tax returns will be filed in such states for the tax years affected, and any unpaid taxes will be paid. This will also require the amendment of tax returns previously filed in Montana for the tax years affected. As of September 30, 2013, the tax provision impact of the unpaid tax, net of expense recorded including interest and penalties, associated with this matter is estimated at $1.6 million.
The Company recognized an income tax provision of $2.1 million and an income tax benefit of $1.5 million for the three- and nine-month periods ended September 30, 2012, respectively.
The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Income tax benefit (provision) in the Company's Consolidated Statements of Comprehensive (Loss) Income. There were no interest or penalties on unrecognized tax (provision) benefits for the nine-month periods ended September 30, 2013 and 2012. The Company made income tax payments of $2.4 million and $4.8 million in the nine-month periods ended September 30, 2013 and 2012, respectively. Tax years still open for examination by the taxing authorities are the years ended December 31, 2012, 2011 and 2010 although net operating loss and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized.

NOTE 8
DEBT AND CAPITAL LEASE OBLIGATIONS
1.875% CONVERTIBLE DEBENTURES
In March 2008, the Company issued and sold $181.5 million aggregate principal amount of senior unsecured convertible debentures due March 15, 2028, which pay interest at 1.875% per annum, payable semi-annually on March 15 and September 15 of each year, and commenced paying interest on September 15, 2008 (1.875% debentures). The 1.875% debentures will mature on March 15, 2028, subject to earlier repurchase or conversion. Each $1,000 principal amount of debentures is initially convertible, at the option of the holders, into approximately 42.5351 shares of the Company’s common stock, at any time prior to the maturity date. The conversion rate is subject to certain adjustments, but will not be adjusted for accrued interest or any unpaid interest. The conversion rate initially represents a conversion price of $23.51 per share.
In October 2009, the Company undertook an exchange of $15.0 million in aggregate face amount of the 1.875% debentures for 1.84 million shares of the Company's common stock. Holders of $164.3 million of the 1.875% debentures exercised their option to require the Company to repurchase all or a portion of their 1.875% debentures on March 15, 2013. Holders of the remaining $2.2 million of outstanding 1.875% debentures may require the Company to repurchase all or a portion of their 1.875% debentures on March 15, 2018 or March 15, 2023, or at any time before March 15, 2028 upon the occurrence of certain events including a change in control. As of March 22, 2013, the Company has available the option to redeem the remaining $2.2 million of outstanding 1.875% debentures for cash at its discretion. The outstanding balance of $2.2 million is reported as a long-term debt obligation as of September 30, 2013.
There was no amortization expense related to the issuance costs of the 1.875% debentures for the three- month period ended September 30, 2013, and for the same period of 2012 there was approximately $0.2 million of such expense. Amortization expense related to the 1.875% debentures was $0.2 million and $0.7 million for the nine- month periods ended September 30, 2013 and 2012, respectively. The interest expense on the 1.875% debentures was approximately $10,500 and $0.7 million for the three- month periods ended September 30, 2013 and 2012, respectively. Interest expense for the nine-month periods ended September 30, 2013 and 2012 was $0.7 million and $2.3 million, respectively. The Company made cash payments of $21,000 and $1.6 million for interest on the debentures for the three- and nine-month periods ended September 30, 2013, respectively. Cash payments in the comparable periods of 2012 were $1.6 million and $3.1 million, respectively.
1.75% CONVERTIBLE DEBENTURES
In October 2012, the Company completed the issuance and sale of $396.75 million of 1.75% senior unsecured convertible debentures, due October 15, 2032 (1.75% debentures). Each $1,000 principal amount of the 1.75% debentures is initially convertible, under certain circumstances and during certain periods, into 60.4961 shares (subject to customary anti-dilution adjustments) of the Company's common stock, which represents an initial conversion price of $16.53 per share. The 1.75% debentures also include an embedded conversion enhancement feature that is equivalent to including with each debenture a warrant initially exercisable for 30.2481 shares at $16.53 per share (both subject to customary anti-dilution adjustments). The Company, at its election, may settle conversions of the 1.75% debentures in cash, shares of its common stock or any combination of cash and shares of its common stock. Holders have the right to redeem their 1.75% debentures on October 15 of each of 2019, 2024, 2029, and upon the occurrence of certain corporate events, at face value plus accrued and unpaid interest, up to, but excluding, the relevant repurchase date. The Company will have the option to redeem the 1.75% debentures at any time on or after October 20, 2019.
The 1.75% debentures were bifurcated under U.S. GAAP into separate debt and equity components, and reflect an effective maturity (to the first optional redemption date) of seven years. The residual amount of $141.6 million recorded within equity is treated for accounting purposes as additional debt discount and accreted as an additional non-cash interest charge to earnings over the expected life. Debt and equity issuance costs totaling approximately $12.4 million were deducted from the gross proceeds of the offering of the 1.75% debentures and the debt portion is being amortized ratably over seven years. Net proceeds of $384.3 million from the offering were used in part to retire $164.3 million of the Company's outstanding 1.875% debentures on March 18, 2013, with the remaining proceeds to be used for general corporate purposes.
The 1.75% debentures have an effective interest rate of 8.50% and a stated interest rate of 1.75% with interest paid semi-annually. The balance outstanding for the period ended September 30, 2013 was $269.9 million, which is net of unamortized discount of $126.8 million.

Amortization expense related to the issuance costs of the 1.75% debentures was approximately $0.3 million and $0.9 million for the three- and nine-month periods ended September 30, 2013, respectively. The interest expense was approximately $5.7 million and $16.9 million for the three- and nine-month periods ended September 30, 2013, respectively. The Company made $3.2 million in interest payments on the 1.75% debentures during the nine-month period ended September 30, 2013.
The 1.75% and 1.875% debentures contain a “change in control” provision, which provides that a “change in control” occurs if, following the election of new directors to the Board of Directors a majority of the members of the Board of Directors are not considered “incumbent directors.” In the second quarter of 2013, the Company's Board of Directors took steps pursuant to the indentures governing the 1.75% and 1.875% debentures to ensure that the election of four non-incumbent directors at the 2013 annual meeting of the Company did not constitute a “change in control” under such indenture.
EXEMPT FACILITY REVENUE BONDS
The Company also has outstanding $30.0 million in aggregate principal amount of 8.0% Exempt Facility Revenue Bonds, Series 2000 (exempt facility revenue bonds), issued through the State of Montana Board of Investments and maturing on July 1, 2020. The balance outstanding at September 30, 2013, was $29.6 million, which is net of unamortized discount of $0.4 million. The Company made $1.2 million in interest payments on the revenue bonds during each of the nine-month periods ended September 30, 2013 and 2012.
ASSET-BACKED REVOLVING CREDIT FACILITY
In December 2011, the Company entered into a $100.0 million asset-backed revolving credit agreement incurring debt issuance costs of $1.1 million. In January 2012, the Company completed the syndication of the credit facility and simultaneously expanded the maximum line of credit to $125.0 million. Borrowings under this working capital credit facility are limited to a borrowing base equal to the sum of 85% of eligible accounts receivable and 70% of eligible inventories. Any borrowings are secured by the Company’s accounts receivable, metals inventories and other accounts. The asset-backed revolving credit facility includes a single fixed-charge coverage covenant that only takes effect when less than 30% of the total borrowing capacity under the facility remains available. The facility includes a $60.0 million letter of credit sub-facility. Outstanding borrowings under the facility accrue interest at a spread over the London Interbank Offer Rate that varies from 2.25% to 2.75%, decreasing progressively as the percentage drawn under the facility increases. The Company also pays an unused capacity fee on committed but unutilized borrowing capacity available under the facility at a rate per annum of 0.375% or 0.5%, depending on utilization of the facility. The asset-backed revolving credit agreement does contain a “change in control” provision which if triggered would constitute an event of default under the credit agreement. If an event of default occurs under the credit agreement, the holders of any indebtedness outstanding under the facility would have a right to accelerate such indebtedness.
The “change in control” provision provides that a “change in control” event will have occurred if the composition of the Board of Directors of the Company changes such that a majority of the members of the Company's Board of Directors are not Continuing Directors. On May 7, 2013, the Company announced the election of four new directors to its Board of Directors. The election resulted in four incumbent (continuing) directors being retained on the board and four new directors being elected to the board. This four/four split constituted a "change in control" event under the credit facility. As a result of this change in control, the Company was considered to be in default of the credit agreement. On July 1, 2013, the Company was issued a waiver by the four banks that have provided commitments under the facility. At the time of default, the Company had not yet drawn a balance, although approximately $17.5 million had been utilized to collateralize outstanding irrevocable letters of credit in support of the Company's long-term reclamation obligations.
The Company recognized $0.3 million and $0.2 million in fees associated with the asset-backed revolving credit agreement in the three- month periods ended September 30, 2013 and 2012, respectively, and $0.8 million and $0.7 million for the nine-month periods ended September 30, 2013 and 2012, respectively. Amortization expense related to the issuance costs of the credit agreement was less than $0.1 million for each of the three- month periods ended September 30, 2013 and 2012, and $0.2 million for each of the nine-month periods ended September 30, 2013 and 2012.
CAPITAL LEASE OBLIGATIONS
In June 2012, the Company entered into a lease agreement with General Electric Capital Corporation (GECC) covering the acquisition of a tunnel-boring machine for use on the Blitz project adjacent to the Stillwater Mine. The transaction is structured as a capital lease with a four-year term; lease payments are due quarterly in advance. In the third quarter of 2012, the Company increased the lease balance due under the original GECC capital lease by $0.7 million. The Company made cash payments of $1.6 million and $1.0 million on its capital lease obligations in each of the nine-month periods ended September 30, 2013 and 2012, respectively. The cash payment for the nine- month period ended September 30, 2013 included interest of $0.2 million. There was $0.1 million of interest included in the cash payment for the nine-month period ended September 30, 2012. As of September 30, 2013, the outstanding balance under the capital lease was $5.1 million.

The following is a schedule, by year, of the future minimum lease payments for the capital lease together with the present value of the net minimum lease payments:

(In thousands)
Remaining 2013	$541
2014	2,168
2015	2,168
2016	590
Total minimum lease payments	$5,467
Less interest at rates ranging from 5.21% to 5.46% (before tax)	390
Net minimum lease payments	$5,077
Less current portion	1,931
Total long-term capital lease obligation	$3,146
CAPITALIZED INTEREST
The Company capitalizes interest incurred on its various debt instruments as a cost of specific and identified projects under development. For the three- month periods ended September 30, 2013 and 2012, the Company capitalized interest of $1.2 million and $0.3 million, respectively. For the nine-month periods ended September 30, 2013 and 2012, the Company capitalized interest of $3.3 million and $0.9 million, respectively. Capitalized interest is recorded as a reduction to Interest expense in the Company's Consolidated Statements of Comprehensive (Loss) Income.
NOTE 9
MINERAL PROPERTIES AND MINE DEVELOPMENT
Mineral properties and mine development reflected in the accompanying balance sheets consisted of the following:

(In thousands)	September 30, 2013	December 31, 2012
Mineral Properties:
Ontario, Canada
Marathon property	$169,916	$169,916
Coldwell Complex property	14,056	14,056
San Juan, Argentina
Altar property	101,970	392,387
Mine Development:
Montana, United States of America
Stillwater Mine	$515,565	$464,882
East Boulder Mine	173,897	155,878
Ontario, Canada
Marathon	39,393	28,083
	$1,014,797	$1,225,202
Less accumulated depletion and amortization	(355,498)	(325,977)
Total mineral properties and mine development	$659,299	$899,225

NOTE 10
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment reflected in the accompanying balance sheets consisted of the following:

(In thousands)	September 30, 2013	December 31, 2012
Machinery and equipment	$132,012	$107,957
Buildings and structural components	156,372	145,347
Land	8,692	8,418
Construction-in-progress:
Stillwater Mine	2,896	18,515
East Boulder Mine	481	888
Marathon	720	238
Processing facilities and other	8,177	11,247
	$309,350	$292,610
Less accumulated depreciation	(188,245)	(169,933)
Total property, plant, and equipment	$121,105	$122,677
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
The PGM Recycling segment is engaged in the recycling of spent catalyst material to recover the PGMs contained in the material. The Company purchases the majority of catalyst material processed by the PGM Recycling segment from multiple third party suppliers for its own account and sells the recovered metals directly, and it also accepts catalyst material supplied from several third parties on a tolling basis, processing it for a fee and returning the recovered metals to the supplier. The Company allocates costs of the Company's smelting and base metal refining facilities to both the Mine Production segment and to the PGM Recycling segment for internal and segment reporting purposes because these facilities support the PGM extraction requirements of both business segments.
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
The All Other group primarily consists of assets, including investments, revenues, and expenses of various corporate and support functions and, historically, marketing expenditures related to promoting palladium.
The Company evaluates performance and allocates resources based on income or loss before income taxes.

The following financial information relates to the Company’s business segments:

(In thousands)				South American Properties

Three Months Ended September 30, 2013	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$123,193	$156,814	$—	$—	$—	$280,007
Depletion, depreciation and amortization	$15,057	$285	$—	$—	$—	$15,342
General and administrative expenses	$—	$—	$245	$322	$8,749	$9,316
Interest income	$—	$867	$6	$23	$206	$1,102
Interest expense	$—	$—	$—	$—	$5,556	$5,556
Income (loss) before impairment charge and income taxes	$24,223	$20,553	$(1,941)	$5,470	$(14,570)	$33,735
Impairment charge	$—	$—	$—	$290,417	$—	$290,417
Income (loss) after impairment charge, before income taxes	$24,223	$20,553	$(1,941)	$(284,947)	$(14,570)	$(256,682)
Capital expenditures	$26,425	$153	$3,036	$—	$1,837	$31,451
Total assets	$529,980	$110,503	$257,030	$111,113	$502,863	$1,511,489

(In thousands)				South American Properties

Three Months Ended September 30, 2012	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$107,057	$73,987	$—	$—	$—	$181,044
Depletion, depreciation and amortization	$13,843	$264	$—	$—	$—	$14,107
General and administrative expenses	$—	$—	$661	$251	$8,970	$9,882
Interest income	$—	$472	$15	$44	$(260)	$271
Interest expense	$—	$—	$—	$—	$1,493	$1,493
Income (loss) before income taxes	$23,307	$1,884	$(1,282)	$4,821	$(13,818)	$14,912
Capital expenditures	$19,530	$61	$3,558	$6	$2,220	$25,375
Total assets	$452,734	$63,105	$245,351	$425,322	$277,985	$1,464,497

(In thousands)				South American Properties

Nine Months Ended September 30, 2013	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$364,249	$432,897	$—	$—	$—	$797,146
Depletion, depreciation and amortization	$43,824	$804	$—	$—	$—	$44,628
General and administrative expenses	$—	$—	$952	$2,264	$32,630	$35,846
Interest income	$—	$2,638	$15	$165	$698	$3,516
Interest expense	$—	$—	$—	$—	$17,646	$17,646
Income (loss) before impairment charge and income taxes	$83,382	$31,873	$(4,024)	$7,434	$(69,053)	$49,612
Impairment charge	$—	$—	$—	$290,417	$—	$290,417
Income (loss) after impairment charge, before income taxes	$83,382	$31,873	$(4,024)	$(282,983)	$(69,053)	$(240,805)
Capital expenditures	$75,966	$285	$9,189	$100	$5,647	$91,187
Total assets	$529,980	$110,503	$257,030	$111,113	$502,863	$1,511,489

(In thousands)				South American Properties

Nine Months Ended September 30, 2012	Mine Production	PGM Recycling	Canadian Properties		All Other	Total
Revenues	$339,951	$256,919	$—	$—	$—	$596,870
Depletion, depreciation and amortization	$42,848	$793	$—	$—	$—	$43,641
General and administrative expenses	$—	$—	$2,436	$2,793	$27,248	$32,477
Interest income	$—	$1,661	$24	$166	$(145)	$1,706
Interest expense	$—	$—	$12	$—	$4,349	$4,361
Income (loss) before income taxes	$77,879	$7,912	$(6,174)	$(2,861)	$(40,724)	$36,032
Capital expenditures	$73,354	$115	$6,881	$6	$4,332	$84,688
Total assets	$452,734	$63,105	$245,351	$425,322	$277,985	$1,464,497

NOTE 12
INVESTMENTS
The Company classifies the marketable securities in which it invests as available-for-sale securities. These securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in Other comprehensive income in the Company's Consolidated Statements of Comprehensive (Loss) Income. At the time the securities are sold, or otherwise disposed of, gross realized gains and losses are included in Net income. Gross realized gains and losses are based on the carrying value (cost, net of discount or premiums) of the sold investment. The Company adopted ASU 2013-02 Reporting Amounts Reclassified out of Other Comprehensive Income as of January 1, 2013. The amounts reclassified out of Other comprehensive income (loss) during the three- and nine- month periods ended September 30, 2013 and 2012 were insignificant. All of the marketable securities amounts are available to satisfy current obligations.
The amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale investment securities by major security type and class of security for the periods ended September 30, 2013 and December 31, 2012, are as follows:

		Investments
(In thousands)		Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair market value
2013
	Federal agency notes	$106,281	$115	$—	$106,396
	Commercial paper	123,252	14	(488)	122,778
	Mutual funds	1,211	548	—	1,759
	Total	$230,744	$677	$(488)	$230,933

2012
	Federal agency notes	$124,682	$37	$(4)	$124,715
	Commercial paper	137,661	3	(396)	137,268
	Mutual funds	1,556	261	—	1,817
	Total	$263,899	$301	$(400)	$263,800

The mutual funds included in the investment table above are included in Other noncurrent assets on the Company's Consolidated Balance Sheets.

The maturities of available-for-sale securities at September 30, 2013, are as follows:

(In thousands)	Amortized cost	Fair market value
Federal agency notes
Due in one year or less	$52,523	$52,565
Due after one year through two years	53,758	53,831
Total	$106,281	$106,396

Commercial paper
Due in one year or less	$93,227	$92,895
Due after one year through two years	30,025	29,883
Total	$123,252	$122,778
The Company has long-term investments in several Canadian junior exploration companies, recorded on the Company's Consolidated Balance Sheets at cost. The Company determined that its long-term investments were other than temporarily impaired and recorded a loss of $0.1 million for the three- month period ended September 30, 2013 and $1.8 million year-to-date. At September 30, 2013, these long-term investments totaled $1.1 million and are recorded in Other noncurrent assets on the Company's Consolidated Balance Sheets.
NOTE 13
INVENTORIES
For purposes of inventory accounting, the market value of inventory is generally deemed equal to the Company’s current cost of replacing the inventory, provided that: (1) the market value of the inventory may not exceed the estimated selling price of such inventory in the ordinary course of business less reasonably predictable costs of completion and disposal, and (2) the market value may not be less than net realizable value reduced by an allowance for a normal profit margin. No adjustments were made to the inventory value in the first nine months of 2013 or 2012.
The costs of mined PGM inventories as of any date are determined based on combined production costs per ounce and include all inventoriable production costs, including direct labor, direct materials, depreciation and amortization and other overhead costs relating to mining and processing activities incurred as of such date.
The costs of recycled PGM inventories as of any date are determined based on the acquisition cost of the recycled material and include all inventoriable processing costs, including direct labor, direct materials, depreciation and third party refining costs which relate to the processing activities incurred as of such date.
Inventories reflected in the accompanying balance sheets consisted of the following:

(In thousands)	September 30, 2013	December 31, 2012
Metals inventory
Raw ore	$3,199	$3,505
Concentrate and in-process	63,517	51,498
Finished goods	88,885	74,942
	155,601	129,945
Materials and supplies	26,287	23,263
Total inventory	$181,888	$153,208
The Company also holds in its possession, but does not reflect in inventory, materials it processes on a toll basis for customers and holds for such customers until the tolled material is transported to a third party refiner.

NOTE 14
EARNINGS PER SHARE
Basic earnings per share attributable to common stockholders is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to common stockholders reflects the potential dilution that could occur if the Company’s dilutive outstanding stock options and nonvested shares were exercised or vested and the Company’s convertible debt was converted. No adjustments were made to reported net income (loss) attributable to common stockholders in the calculation of basic earnings (loss) per share or diluted earnings (loss) per share during the three- and nine-month periods ended September 30, 2013 and 2012. The Company currently has only one class of equity shares outstanding.
A total of 137,518 and 144,179 weighted shares of common stock from outstanding options were excluded from the computation of diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2013 because the Company reported a net loss in both periods and thus the effect would have been antidilutive because inclusion of these options would have reduced the net loss per share. A total of 48,742 and 58,793 weighted shares of common stock from outstanding options were included in the computation of diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2012. Outstanding options to purchase 118,928 and 123,996 of weighted shares of common stock were excluded from the computation of diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2012, respectively, because the market price at the end of each period was lower than the exercise price, and therefore the effect would have been antidilutive.
There was no effect of outstanding nonvested shares on diluted weighted average shares outstanding in the three- and nine-month periods ended September 30, 2013 because the Company reported a net loss and the inclusion of these shares would have reduced the net loss per share amounts. The effect of including outstanding nonvested shares was to increase diluted weighted average shares outstanding by 718,977 and 870,870 for the three- and nine-month periods ended September 30, 2012.
All 36.1 million and 38.0 million shares of common stock applicable to the outstanding 1.875% and 1.75% convertible debentures were excluded from the computation of diluted weighted average shares for the three- and nine-month periods ended September 30, 2013, respectively, because the Company reported a net loss in both periods, thus the effect would have been antidilutive because inclusion of these shares would have reduced the net loss per share.
All 7.1 million shares of common stock applicable to the outstanding 1.875% convertible debentures were excluded from the computation of diluted weighted average shares for the three- and nine-month periods ended September 30, 2012 because the net effect of assuming all the debentures were converted would have been antidilutive.
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

•	Level 3 - Unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, consisted of the following:

(In thousands)	Fair Value Measurements
At September 30, 2013	Total	Level 1	Level 2	Level 3
Mutual funds	$1,759	$1,759	$—	$—
Investments
Federal agency notes	$106,396	$—	$106,396	$—
Commercial paper	$122,778	$—	$122,778	$—

(In thousands)	Fair Value Measurements
At December 31, 2012	Total	Level 1	Level 2	Level 3
Mutual funds	$1,817	$1,817	$—	$—
Investments
Federal agency notes	$124,715	$—	$124,715	$—
Commercial paper	$137,268	$—	$137,268	$—
The fair value of the mutual funds is based on market prices which are readily available. The fair value of the investments is valued indirectly using observable data, quoted prices for similar assets or liabilities in active markets. Unrealized gains or losses on mutual funds and investments are recorded in Accumulated other comprehensive income (loss) on the Company's Consolidated Balance Sheets.
Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012, consisted of the following:

(In thousands)	Fair Value Measurements
At September 30, 2013	Total	Level 1	Level 2	Level 3
Altar mineral property	$101,970	$—	$—	$101,970
1.875% Convertible debentures	$2,245	$—	$2,245	$—
1.75% Convertible debentures	$282,587	$—	$282,587	$—
Exempt facility revenue bonds	$31,377	$—	$—	$31,377
Long-term investments	$1,149	$1,149	$—	$—

(In thousands)	Fair Value Measurements
At December 31, 2012	Total	Level 1	Level 2	Level 3
1.875% Convertible debentures	$166,292	$—	$166,292	$—
1.75% Convertible debentures	$302,466	$—	$302,466	$—
Exempt facility revenue bonds	$29,968	$—	$—	$29,968
Long-term investments	$2,922	$2,922	$—	$—
The carrying value of the Company’s Altar mineral property in Argentina at September 30, 2013 was $392.4 million. An impairment charge of $290.4 million (before-tax) was taken on the Altar mineral property at September 30, 2013 reflecting an estimated fair market value of $102.0 million. The impairment charge was included in earnings for the period.
The Company used implicit interest rates of comparable unsecured obligations to calculate the fair value of the Company’s $30 million in principal amount of 8% Series 2000 exempt facility revenue bonds at September 30, 2013, and December 31, 2012. The Company used its current trading data to determine the fair value of each of its convertible debentures, the $2.2 million of outstanding 1.875% debentures and the $396.75 million of outstanding 1.75% debentures at September 30, 2013 and December 31, 2012. The fair value of the Company's long-term investments in certain Canadian junior exploration companies at September 30, 2013 and December 31, 2012 is based on market prices which are readily available. The fair market value of the Altar mineral property is based on recent comparable transactions for similar undeveloped mineral properties and market multiples for similar projects.

NOTE 16
CORRECTION OF IMMATERIAL ERROR
During the year ended December 31, 2012, the Company recorded an immaterial error correction to recognize deferred tax benefits associated with its foreign exploration activities. For the three- and nine-month periods ended September 30, 2012, the Company revised net income by $0.1 million and $4.6 million, respectively, to recognize the tax benefit. For further information, see Note 21 “Quarterly Data (Unaudited)” in the Company’s audited consolidated financial statements as presented in the Company’s 2012 Annual Report on Form 10-K.
NOTE 17
RELATED PARTIES
Mitsubishi Corporation owns a 25% interest in the Company's previously wholly-owned subsidiary, Stillwater Canada Inc (SCI), which owns the Marathon PGM-copper project and related properties located in Ontario, Canada. The Company made PGM sales of $82.8 million and $51.1 million to Mitsubishi Corporation in the three- month periods ended September 30, 2013 and 2012, respectively, and $222.5 million and $156.3 million for the nine-month periods ended September 30, 2013 and 2012, respectively.
NOTE 18
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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The commentary that follows should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report and with the information provided in the Company's 2012 Annual Report on Form 10-K and in the Company's 2013 Quarterly Reports on Form 10-Q.
OVERVIEW
Stillwater Mining Company (the “Company”) is a Delaware corporation, headquartered in Billings, Montana and is listed on the New York and Toronto Stock Exchanges under the symbols SWC and SWC.U, respectively. The Company mines, processes, refines and markets palladium and platinum ores from two underground mines situated within the J-M Reef, an extensive trend of PGM (platinum group metals) mineralization located in Stillwater and Sweet Grass Counties in south central Montana. Ore produced from the mines is crushed and concentrated in mills located at each mine site. The milled ore concentrates are then trucked to the Company’s smelting and refining complex in Columbus, Montana, which further processes the ore concentrates and also recycles spent catalyst material containing PGMs received from third parties. A large portion of the recycling material processed by the Company is purchased for the Company’s own account; the balance is toll processed on behalf of others. The finished product from the base metals refinery is a PGM-rich filter cake which is shipped to third parties for final refining.
In Montana, the Company is continuing its development of three new mining blocks adjacent to its current operations along the J-M Reef. The largest of these, the Blitz project, is intended to provide underground access to areas to the east of the existing Stillwater Mine operations, from which new mining stopes can be developed to offset gradually declining production from the currently active areas of the Stillwater Mine. Depending on the rate of decline at the Stillwater Mine, the Blitz development also may result in some growth in annual palladium and platinum production from the Stillwater Mine. The Blitz development eventually will extend underground access eastward by about four-and-a-half miles from the existing Stillwater Mine infrastructure on two separate levels. One of these development headings is being driven with a tunnel-boring machine (TBM) and to date has advanced about 3,400 feet. Another parallel heading is being driven about 600 feet above the first using conventional drill and blast methods. Development of this parallel heading has resulted in approximately 3,500 feet of ramp and infrastructure development to date. A new surface portal for the Blitz area also is planned that will intersect the two primary Blitz tunnels in order to provide adequate ventilation and emergency egress for the Blitz project area. The Blitz project is being developed in stages over about six years, at an estimated cost of about $208 million. Once the primary Blitz project infrastructure expansion is completed, additional funds will be required to develop specific mining blocks within the project area. The Blitz project commenced in 2011, and about $48.8 million of the project cost has been incurred to date.
The second Montana project, the Graham Creek development, has utilized one of the original East Boulder TBMs to extend underground access approximately 8,800 feet to the west of the existing East Boulder Mine infrastructure. The TBM-driven development at Graham Creek was completed earlier this year and work is now continuing on two new ventilation raises supporting the Graham Creek project, with the first raise now essentially complete and the second expected to be finished during the first half of 2014. The total cost of the Graham Creek development, including the associated ventilation shafts, is estimated to be about $13 million, of which about $8.8 million has been spent to date. Graham Creek is projected to add about 30,000 ounces per year of combined palladium and platinum production to the Company's annual mine output, with production estimated to begin in late 2014 or early 2015. Similar to the Blitz project, additional funds will be required to develop specific mining blocks and stopes within the Graham Creek development area once the initial infrastructure development is complete.
The third area of development is the Lower Far West, which consists of accelerating development beneath the existing Upper West operations at the Stillwater Mine. Development of the Lower Far West began during the first quarter of 2013. To date, approximately 1,800 feet of new footwall lateral and 3,600 feet of total development have been completed on multiple mining levels in the Lower Far West development area. Work on the extension of the 3500 West rail level and other supporting infrastructure also is underway. Incremental cost of the Lower Far West development is estimated at about $28 million, with production from this area estimated to begin in mid-2016. Once in production, the Lower Far West area is expected to contribute up to 45,000 additional combined ounces of palladium and platinum to the future annual output of the Stillwater Mine.

In addition to its Montana operations, the Company also controls the Marathon project, an advanced PGM-copper development situated near the north shore of Lake Superior in the province of Ontario, Canada. In April 2012, the Company announced the sale to Mitsubishi Corporation of a 25% interest in the Company's wholly-owned subsidiary, Stillwater Canada Inc, which owns the Marathon project and related Canadian properties. Under the terms of the sale, Mitsubishi also assumed its proportionate share of future Marathon funding commitments. Mitsubishi's involvement may facilitate securing future project financing in support of the Marathon development.
In July 2012, the Marathon project team submitted an Environmental Impact Statement (EIS) report and supporting technical documents to a joint review panel made up of the Canadian Environmental Assessment Agency and the Ontario Ministry of the Environment (the "joint review panel"), which is overseeing the environmental assessment and technical analysis of the project. The joint review panel is tasked with weighing input from all potentially affected parties and ultimately submitting a recommendation regarding whether to approve the Marathon project to the Federal and Provincial Ministers of the Environment, who are the final decision-makers. During the fourth quarter of 2012, in response to public comments, the joint panel requested certain supplementary information from the Company pertaining to the Marathon project. The Company responded to this first round of supplementary information requests and recently completed its response to a second round of information requests generated through the joint review panel process.
The Company is engaged in preparing the final feasibility study and an updated economic assessment of the Marathon project. The Company announced previously that its engineering work had indicated the palladium metal content had been overestimated in a portion of the original resource and reserve modeling work. The feasibility study will include final project design, updated ore reserves, mining rates and costs, and overall project economics, taking into account all adjustments to the earlier modeling work. A decision to proceed with project construction requires receipt of a positive Environmental Assessment finding by the joint review panel, receipt of other necessary permits and government approvals, a determination that the economics of the project are acceptable to each of the partners and receipt of firm financing commitments. For the first nine-months of 2013, capital, exploration and overhead costs for Marathon activities (100% basis) totaled approximately $13.1 million, of which $9.2 million was capitalized as development costs of the Marathon project, approximately $1.0 million of general and administrative (G&A) expenses and $2.9 million of exploration costs were expensed as incurred.
The Company also owns an exploration-stage property in Argentina which was acquired in 2011 through a transaction with Peregrine Metals Ltd. The Altar copper-gold resource consists of property located in the San Juan province of Argentina. Substantial exploratory drilling has been completed at Altar that demonstrates the presence of large copper-gold porphyry deposits. The Company has conducted further exploratory drilling programs seasonally on the Altar property to determine the extent of the deposit and its economic potential. Exploration and cash overhead costs for the Peregrine properties (primarily Altar) totaled $9.6 million for the nine month period ended September 30, 2013, and have been expensed as incurred.

The Company identified certain events and changes in circumstances that occurred both during the third quarter of 2013 and subsequently, but prior to the filing of its quarterly report on Form 10-Q. Continuing uncertainty in the legal and business climate in Argentina, announcements of reduced investment or the placement on care and maintenance of certain projects in the vicinity of the Company’s Altar mineral property, significant changes in the global mining industry and on-going technical reviews within the Company were all considered in the Company’s assessment. Considering these events individually, and in the aggregate, the Company concluded that a triggering event had occurred during the third quarter requiring it to assess whether its investment in the Altar mineral property was impaired. These adverse changes required the Company to assess whether it could generate future undiscounted cash flows sufficient to recover its investment in the Altar mineral property, taking into account the various scenarios currently under consideration by the Company. Based on these scenarios for the Altar mineral property, which have been evolving pursuant to the technical reviews described above, the Company determined that the probability-weighted undiscounted future cash flows from the Altar mineral property more likely than not are not sufficient to recover the carrying value at September 30, 2013. Having made such determination, the Company undertook an assessment of the fair market value of the property which included examining recent comparable transactions for similar undeveloped mineral properties and market multiples for similar projects. Accordingly, the Company’s reported loss at September 30, 2013, includes a $290.4 million (before-tax) impairment in the carrying value of the Altar mineral property in Argentina.

Notwithstanding the accounting impairment charge recorded in the third quarter of 2013, the Company is reviewing alternatives to optimize its investment in the Altar project in Argentina. Some minimum level of annual expenditures will be required in order to maintain the Company's good standing and preserve its asset position at Altar. Future levels of exploration spending at Altar are discretionary and will be evaluated year by year.

The Company is conducting an ongoing internal review process. This review includes consideration of the Company's capital allocation practices, corporate activities, mining operations and development and exploration projects. The objective of this ongoing review is to provide information necessary to assist the Board of Directors and Company management in charting a path forward that will build upon the successes the Company has achieved to date and provide appropriate strategic focus. In response to this ongoing review, the Board of Directors and Company management may implement modifications to the Company’s strategic direction and priorities, including possible deferral or elimination of some project expenditures and increased scrutiny of all corporate and other related spending. Some of these modifications could in turn result in the Company recognizing additional material impairment charges.

THIRD QUARTER 2013
For the third quarter of 2013, the Company reported a consolidated net loss attributable to common stockholders of $201.5 million, or $1.69 per diluted share, a decrease from the consolidated net income attributable to common stockholders of $13.1 million, or $0.11 per diluted share, reported in the third quarter 2012. The third quarter of 2013 included a $290.4 million (before-tax) impairment charge against the carrying value of the Altar mineral property in Argentina, reducing the carrying value to its estimated fair market value of $102.0 million. The Company also experienced a significant benefit from the sale of PGM ounces recovered from reprocessing furnace brick from the Company's own smelting facility, as well as benefiting from strong recycling volumes. See - “Reprocessing of Furnace Brick” for further details.
Mined palladium and platinum sold in this year's third quarter increased to 131,400 ounces from 124,300 ounces in the third quarter of 2012. The average combined realized price on sales of mined palladium and platinum was $887 per ounce in the third quarter of 2013, compared to $803 per ounce realized in the third quarter of 2012. Consolidated total cash costs per ounce for the Company’s mining operations (“total cash costs per mined ounce” is a non-GAAP measure further defined below in Reconciliation of Non-GAAP Measures to Costs of Revenues) averaged $427 per ounce in the third quarter of 2013, well below the $496 per ounce in the third quarter of 2012. This decrease in total cash costs per mined ounce between the third quarter of 2013 and the third quarter of 2012 is largely the result of a benefit to costs resulting from the recovery and sale of PGMs from reprocessing furnace brick earlier this year. The furnace brick from the Company's own smelting facility resulted in a significant decrease to the total cash costs per mined ounce in the third quarter of 2013. The additional ounces recovered from reprocessing of the furnace brick and high ore grades produced at the East Boulder Mine more than offset the effect on costs per mined ounce of lower ore grades at the Stillwater Mine and higher overall labor costs. Labor cost increases were driven by higher contractual wage and a year-on-year increase of 6.6% in the total number of Montana employees to 1,736 at September 30, 2013, from 1,629 at September 30, 2012. The increase in total Montana employees was primarily attributable to hiring for the Company's new-miner training program in support of new projects and to accommodate increasing underground travel distances and operations support requirements as the mining operations recede ever further from the portal. Based on performance year-to-date, the Company's guidance for average 2013 total cash costs (a non-GAAP measure of extraction efficiency) has been reduced from $560 per mined ounce to a range of $530 to $540 per mined ounce.
PGM Recycling segment revenues for the third quarter of 2013 were $156.8 million, more than double the $74.0 million reported for the third quarter of 2012, which includes $16.4 million from sales of PGMs recovered from reprocessed furnace brick (as discussed below) that is attributable to the PGM Recycling segment and significantly higher general recycling volumes and higher PGM prices. Tolling revenues decreased to $0.3 million in this year’s third quarter, compared to $0.5 million in the third quarter of 2012. Total recycling sales volumes (including palladium, platinum and rhodium) totaled 152,600 ounces for the third quarter of 2013 at an average realization of $1,026 per ounce, substantially above the 74,600 recycling ounces sold during the third quarter of 2012 at an average of $985 per ounce. Including tolled volumes, recycling material processed during the third quarter of 2013 averaged about 27.2 tons per day, higher than the 14.8 tons per day in the same period of 2012, mostly driven by the addition of several new recycling suppliers in 2013. The cost of metals sold from the PGM Recycling segment was $136.8 million in the third quarter of 2013 compared to $72.1 million in the third quarter of 2012, an increase of 89.7%. A majority of the cost of metals sold from the PGM Recycling segment is attributable to purchasing recyclable catalyst materials for the Company's own account, and therefore, changes in the aggregate cost of metals sold from the PGM Recycling segment are driven largely by the volume of recyclable catalyst material purchased by the Company in a given period.
The Company's cash balance, excluding restricted cash, was $235.1 million at September 30, 2013, compared to $379.7 million as of December 31, 2012. As indicated previously, the Company's total liquidity, expressed as available cash and cash equivalents plus highly liquid investments, at September 30, 2013, was $464.2 million, a decrease from the $641.7 million reported at December 31, 2012. The decrease in liquidity during 2013 is primarily attributable to the redemption of $164.3 million of the Company's 1.875% convertible debentures in March 2013. Net working capital (including cash and investments) increased to $619.3 million at September 30, 2013, from $606.0 million at year end 2012. During the first nine months of 2013, working capital in the PGM Recycling segment increased to $105.9 million from $87.8 million at December 31, 2012, as volumes and revenues in the PGM Recycling segment grew along with increasing PGM prices.
MINING OPERATIONS
Mine production of palladium and platinum totaled 124,200 ounces in the third quarter of 2013, down 2.2% from the 127,000 ounces produced in the third quarter of 2012. Changes in mining conditions and the array of stopes available for mining in any period generally account for any slight variability in total mined ounces produced.
Combined total cash costs per mined ounce (a non-GAAP measure) averaged $427 per ounce in the third quarter of 2013 and $495 per ounce for the first nine months of 2013. See -- "Reconciliation of Non-GAAP Measures to Costs of Revenues." As noted above, the Company has now reduced its guidance for 2013 combined total cash costs per mined ounce from $560 per mined ounce to a range of $530 to $540 per mined ounce. Note that, for historical reasons, the Company’s measurement of total cash costs per mined ounce includes the benefit of credits for by-product sales and PGM Recycling segment revenue attributable to the Mine Production segment. A portion of the revenue produced through reprocessing of furnace brick is attributed to the Mine Production segment as a recycling credit. As discussed above, during the third quarter of 2013, the Company received significant revenue from the sale of PGM ounces recycled from furnace brick, which has resulted in significantly higher than normal levels of PGM Recycling segment credits during 2013, and particularly for the third quarter. These larger than normal PGM Recycling segment credits are the primary cause of the significant decrease in total cash costs per mined ounce in the third quarter of 2013. The table below illustrates the effect of applying these credits to the average cash costs per mined ounce of the combined Montana mining operations.

Cash Costs Per Mined Ounce - Combined Montana Mining Operations	Third Quarter 2013	Third Quarter 2012	First Nine Months 2013	First Nine Months 2012
Reported Total Cash Costs per Mined Ounce	$427	$496	$495	$487
Add Back By-Product Revenue Credit	54	57	55	62
Add Back PGM Recycling Income Credit	165	16	83	22
Total Cash Costs per Mined Ounce before Credits	$646	$569	$633	$571
Year-to-date, both production and total cash costs per mined ounce in aggregate are trending favorably to the Company's guidance. However, the Stillwater Mine has experienced significant variations in ore grade delivered to the mill this year, a challenge that has largely been offset by better-than-expected ore grades being produced at the East Boulder Mine. Experience has shown that ore grades can fluctuate from period to period. After reviewing year-to-date mine production and projections for the fourth quarter of 2013, the Company has concluded to increase its guidance from 500,000 ounces to a range of about 505,000 to 515,000 ounces of mined palladium and platinum for 2013.
Stillwater Mine
At the Stillwater Mine, third quarter 2013 palladium and platinum production totaled 83,800 ounces, a decrease of 10.9% from the 94,100 ounces produced in the third quarter of 2012. Average ore grades at the Stillwater Mine declined to approximately 0.47 combined ounces of palladium and platinum per ton in the quarter ended September 30, 2013, compared to 0.62 ounces per ton in the quarter ended September 30, 2012. The ongoing grade challenges experienced during the second and third quarters of 2013 were compounded by a series of infrastructure difficulties including dilution of mined ore resulting from the loss of a muck pass. The Company is continuing to focus on resolving these challenges, and while they have not been completely remedied to date, the current developed state of the Montana mines provides the operational flexibility to work through these ore grade and infrastructure challenges without having to modify the Company's development and production goals. Total ore and reef waste production averaged 2,121 tons per day at the Stillwater Mine during the third quarter of 2013, an increase from 1,806 tons per day in the third quarter of 2012.

Stillwater Mine’s total cash costs were 7.5% lower in the third quarter of 2013 at $434 per mined ounce compared to the $469 per mined ounce averaged for the third quarter of 2012. Again, the reduction in cost was primarily attributable to ounces recovered from reprocessed furnace brick that were credited against total cash costs per mined ounce. Workforce levels at the Stillwater Mine increased to 1,050 employees at September 30, 2013, up from 982 employees at September 30, 2012. The 6.9% increase is in part due to ongoing hiring for the new-miner training program, plus staffing increases to accommodate the increasing travel distances underground as the mining front continually recedes from the portal. Cash costs per ore ton milled (another non-GAAP measure) were $187 for the third quarter of 2013, 29.7% lower than the $266 per ore ton reported for the third quarter of 2012, as higher total costs were offset by the greater number of tons milled and by the increased PGM Recycling segment credit resulting from reprocessing of furnace bricks. See --"Reconciliation of Non-GAAP Measures to Costs of Revenues." Absent credits, total cash costs per ore ton mined at the Stillwater Mine would have been $278 in this year's third quarter, compared to $303 per ore ton mined for the same period in 2012. The following table illustrates the effect of applying the by-product and PGM Recycling segment credits to the cash costs per mined ounce of the Stillwater Mine individually.

Cash Costs Per Mined Ounce - Stillwater Mine	Third Quarter 2013	Third Quarter 2012	First Nine Months 2013	First Nine Months 2012
Reported Total Cash Costs per Mined Ounce	$434	$469	$490	$457
Add Back By-Product Revenue Credit	46	50	47	55
Add Back PGM Recycling Income Credit	166	16	82	22
Total Cash Costs per Mined Ounce before Credits	$646	$535	$619	$534
Capital expenditures at the Stillwater Mine, including $5.5 million for the Blitz project development, were $19.9 million for the third quarter of 2013. That compares to the $15.2 million of capital spent during the third quarter of 2012. Primary and secondary development footages for the third quarter of 2013 increased over the comparable footages for the third quarter of 2012, with primary and secondary development advancing about 11,900 feet in the third quarter of 2013 and 8,800 feet in the third quarter of 2012. Diamond drilling footage for the third quarter of 2013 totaled about 71,500 feet, an increase from the 69,100 feet drilled in the third quarter of 2012.
East Boulder Mine
Mine production at the East Boulder Mine for the third quarter of 2013 increased 22.8% to 40,400 combined ounces of palladium and platinum. This compares to 32,900 ounces produced in the third quarter of 2012. Total cash costs of $412 per mined ounce (a non-GAAP measure) for the third quarter of 2013 were substantially below the $574 per mined ounce in the third quarter of 2012, as higher underlying costs were offset by the benefit of increased production and PGM Recycling segment credits (as discussed above) in the third quarter of 2013. See --"Reconciliation of Non-GAAP Measures to Costs of Revenues." Total ore and reef waste production averaged 1,281 tons per day during the third quarter of 2013, an increase from 1,257 tons per day in the third quarter of 2012. Total East Boulder Mine manpower increased to 410 employees at September 30, 2013, from 375 employees at the end of the third quarter of 2012. Most of the increase in manpower was associated with mine production support and miner training activities. Total cash costs per ton mined decreased to $137 in the 2013 third quarter from $165 per ton mined in the same quarter last year - however, after adding back PGM Recycling segment credits, total cash costs per ton mined increased slightly to $214 from $192 per ton mined. The following table illustrates the effect of applying the by-product and PGM Recycling segment credits to the cash costs per mined ounce of the East Boulder Mine individually.

Cash Costs Per Mined Ounce - East Boulder Mine	Third Quarter 2013	Third Quarter 2012	First Nine Months 2013	First Nine Months 2012
Reported Total Cash Costs per Mined Ounce	$412	$574	$507	$570
Add Back By-Product Revenue Credit	68	77	73	82
Add Back PGM Recycling Income Credit	164	16	86	22
Total Cash Costs per Mined Ounce before Credits	$644	$667	$666	$674
Capital expenditures at the East Boulder Mine, including expenditures related to the Graham Creek project, totaled $6.3 million in the third quarter of 2013 compared to $5.2 million in the third quarter of 2012. Actual primary and secondary development advanced about 5,600 feet during the third quarter of 2013. The comparable development advance in the third quarter of 2012 was 5,400 feet. Diamond drilling footage for the third quarter of 2013 totaled about 30,000 feet, slightly ahead of plan but behind the 41,700 feet drilled in the third quarter of 2012. Graham Creek capital expenditures included in the total East Boulder Mine capital expenditures were $2.4 million and $0.9 million in the third quarters of 2013 and 2012, respectively.

Reprocessing of Furnace Brick
As noted previously, during the second and third quarters of 2013 the Company reprocessed the waste refractory brick removed during the relining of the smelter furnace in Columbus. During the period of time that this brick was in place in the furnace, it gradually absorbed small amounts of PGMs from the smelter matte. Most of these PGMs ultimately can be recovered by crushing and then smelting the used brick. In this instance, when the Company initially started up the furnace in May 2009, the furnace was first charged with copper aiming to reduce or eliminate PGM absorption by preemptively sealing the brick with molten copper. To a large extent this was successful, but over time some PGMs were ultimately absorbed into the brick. In all, over the four-year life of this reline, about 0.48% of PGMs processed were absorbed onto or into the brick.
Because the Company processes both mine concentrates and recycling material through the smelter, it is appropriate to allocate the ounces recovered from the brick between the Company’s Mine Production and PGM Recycling segments. (This is significant because certain royalties and taxes are payable on mined ounces but not on recycled ounces.) The Company accomplished this allocation by tracking the trace amounts of gold contained in the reprocessed brick, almost all of which derives from the mine ore concentrates, and using the known ratio of gold to PGMs in the mine ore concentrates to infer how much of the recovered metal comes from the Mine Production segment. PGM grades on average are higher in the recycling material than in the mined ore concentrates, so normally in total a larger share of the recovered PGMs will be attributable to the PGM Recycling segment. Net saleable ounces recovered during the third quarter of 2013 from the reprocessed furnace brick are shown, along with their source, in the table below.

Saleable Ounces Recovered from Furnace Brick
Third Quarter 2013
	Platinum	Palladium	Rhodium
PGM Recycling Segment	10,133	1,271	564
Mine Production Segment	1,848	5,691	117
Total Ounces Recovered from Brick	11,981	6,962	681
The Company tracks PGM Recycling segment ounces through the smelter and refinery on a lot-by-lot basis, so it is able to determine when the specific ounces are sold. The PGM Recycling segment ounces recovered from the reprocessed furnace brick were sold during the third quarter of 2013, generating approximately $16.4 million of incremental revenue in the third quarter. The recovered PGM ounces from the reprocessed furnace brick that were allocated to the Mine Production segment, however, are averaged in with ore concentrate ounces processed, so the timing and benefit of selling these ounces is more difficult to determine. However, the Company estimates that these recovered PGM ounces will generate about $7.1 million of incremental revenue to be realized mainly in the third and fourth quarters of 2013.
PGM RECYCLING SEGMENT
For the third quarter of 2013, the Company earned $20.6 million from its PGM Recycling operations on revenues of $156.8 million, reflecting a combined average realization (including palladium, platinum and rhodium) of $1,026 per sold ounce. For the third quarter of 2012, the Company reported income from its PGM Recycling operations of $1.9 million on revenues of $74.0 million and a combined average realization of $985 per sold ounce. Sold ounces of recycled PGMs increased by 104.6% to 152,600 ounces in the third quarter of 2013, from 74,600 ounces for the third quarter of 2012. The increase in sales volumes was driven largely by the sale of PGM ounces recovered from reprocessed furnace brick, the addition of several new suppliers of catalyst material and the effect of higher average PGM prices on the supply of catalyst material available for recycling. Tolled recycling ounces declined during the third quarter of 2013; the Company processed and returned 8,000 tolled ounces in the third quarter of 2013 compared to 22,400 tolled ounces in the third quarter of 2012. Total recycling ounces processed, including both purchased and tolled materials, increased to 167,500 ounces (including approximately 4,200 PGM ounces recovered from reprocessed furnace brick) in the third quarter of 2013 from 96,200 ounces in the third quarter of 2012.

Total tons of recycling material processed during the third quarter of 2013, including tolled material, averaged 27.2 tons per day, higher than the 14.8 tons per day processed in the third quarter of 2012. As previously mentioned, the growth was attributable to the addition of several new suppliers of recycling material during 2013, and increased total volumes of recyclable material available on the market as a result of higher PGM prices. As indicated above, a higher proportion of the ounces recycled during the third quarter of 2013 came from recycling material purchased for the Company’s own account than was the case in the third quarter of 2012. The Company normally purchases recycling material from spent automotive catalysts for its own account, while spent refinery and other industrial catalysts usually are toll processed for a fee and returned to the customer. Volumes of toll material available for processing tend to fluctuate seasonally with industrial maintenance schedules.
In many cases, the Company has arrangements in place with its recycling suppliers that provide for advance payments to the suppliers prior to final delivery of the finished metal. Outstanding procurement advances for material in transit not backed up by inventory physically in the Company’s possession at September 30, 2013, and December 31, 2012, totaled $8.3 million and $10.2 million, respectively. The Company’s total working capital in its PGM Recycling segment, including inventory and advances, was $105.9 million at September 30, 2013, and $87.8 million at December 31, 2012. The increase in working capital is the result of much higher recycling volumes and modestly higher PGM prices during the third quarter of 2013.
CAPITAL AND EXPLORATION EXPENDITURES
Capital expenditure guidance for 2013 was reduced last quarter to a range of $145 to $155 million, and, based on a review of consolidated capital expenditures in 2013 to-date the Company is hereby further reducing its full-year 2013 capital expenditure guidance by approximately 13% to a range of $125 to $135 million. If this target is met, it would still represent an increase in capital expenditures over the $116.6 million incurred in 2012, mostly reflecting the effect of the ongoing development projects, but also including some sustaining capital expenditures on infrastructure and equipment that were deferred from earlier years. Sustaining capital at the Company's Montana operations is expected to average between $80 and $90 million per year over the next several years. The remaining capital required to complete the Blitz project tunnels and new surface access portal is estimated to be about $159 million (excluding capitalized interest), to be spent more or less ratably over the next four or five years. About $4 million remains to be spent on the Graham Creek project, most of which is expected to be spent during the remainder of 2013. As noted earlier, the incremental cost of accelerating development in the Lower Far West area of the Stillwater Mine will be approximately $28 million, with first production expected in mid-2016; total incremental spending to date on this project is about $3.6 million.
Consolidated capital expenditures during the third quarter of 2013 totaled $31.5 million, bringing total capital expenditures for the first nine months of 2013 to $91.2 million. This compares to consolidated capital expenditures of $25.4 million in the third quarter of 2012 and $84.7 million through the first nine months of 2012.
In addition to capital expenditures, the Company also budgeted about $12.4 million for exploration programs during 2013. The Company recognized exploration expense of $2.1 million and $1.7 million for the three- month periods ended September 30, 2013 and 2012, respectively, and $10.2 million and $13.8 million, respectively, for the nine- month periods ended September 30, 2013 and 2012.
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
During the third quarter of 2013, changes in the market price of platinum broadly tracked the price of gold, driven by uncertainty as to the Federal Reserve Board’s intentions regarding its ongoing asset purchase program and current interest rate policy, and to a lesser extent, by the potential for labor disruptions in the South African mining industry. The price of palladium was more stable but also experienced some downward pressure from events and prevailing trends in the economy at large. Historically, rising interest rates have put downward pressure on precious metal prices as precious metals become less attractive to investors relative to other interest-bearing investments. However, an improving economy has historically resulted in increased industrial demand for platinum and palladium, and resulting higher prices for these metals, which may partially off-set the interest rate driven downward pressure on prices.

PGM prices, and particularly palladium, continued to benefit in the third quarter of 2013 from strong automotive demand in North America and China, despite ongoing economic weakness in the European market. Because about 70% of palladium demand comes from the market for catalytic converters (based on 2012 data), strengthening auto sales have helped to set the palladium price in particular apart from gold prices. Platinum demand is more closely linked than palladium to the European diesel engine passenger car market which remains depressed, and therefore, platinum demand has been slower to recover than has palladium demand. However, relatively strong demand for platinum from the jewelry sector has at least partially offset the effect of weakness in the European diesel engine market.
On the supply side, instability among the South African PGM suppliers and the potential for additional labor unrest has tended to provide added support to the palladium and platinum price. Competition between the National Union of Mine Workers (NUM), which historically was the primary miners' union and the newer Association of Mineworkers and Construction Union (AMCU), which has displaced the NUM at some key mines over the past two years, has resulted in exceptionally high wage demands from both unions in this year's contract negotiations.
As shown by the chart above, the recent weakness of the South African rand against the U.S. dollar continued in the third quarter of 2013. This weakness tends to benefit the South African producers, whose costs are largely denominated in rand and whose revenue from the sale of metals on international markets is denominated in dollars. However, mining costs for these producers have been rising faster than general inflation over the past several years, reflecting not only large wage and benefit increases, but also sharp increases in power costs, loss of mining professionals to other countries, and productivity losses from safety shutdowns and labor strife. As a result, some higher cost mines have become uneconomic to operate. While the smaller South African producers usually have been able to shut down uneconomic operations, the largest producers have been constrained by political pressure from being able to close or otherwise rationalize unprofitable mines. The weakening of the rand has relieved some of the cost pressure on these producers by improving cash margins. However, the producers themselves have cautioned that this benefit is likely to be temporary and does not resolve the fundamental issues plaguing South African mining operations.
The other significant source of PGMs, and particularly of palladium, is the Norilsk Nickel operations on the Taimyr Peninsula in the far north of the Russian Federation. In 2012, these operations produced approximately 42% of the world's total palladium production as a by-product of Norilsk's primary nickel production. As one of the world's largest nickel producers, Norilsk Nickel tailors its mine production to meet current market demand for nickel. Nickel demand has been relatively weak, so Norilsk Nickel's overall production is constrained, and the by-product palladium output therefore also is constrained. Palladium production from Norilsk Nickel is projected at around 2.55 million ounces in 2013, down from about 2.63 million ounces in 2012.
An unpredictable factor in the global palladium supply historically has been the level of sales by the Russian government out of its strategic stockpiles in a given year. Such sales historically averaged between one and two million ounces per year, but they have declined significantly in the past couple of years, leading many to conclude that the government stockpiles may be largely depleted. Stockpile sales to date in 2013 have been about 0.5 million ounces, a little higher than most analysts had projected but still at the lower end of historical average.

During the third quarter of 2013, in contrast to platinum and gold, the palladium price (based on the London market's p.m. quote) continued its generally range-bound 2013 price trend, although it did recover from a low of $643 per ounce at the end of June to close at $726 per ounce at the end of September. Subsequently, the price of palladium has increased and was quoted at $756 per ounce on November 7, 2013. As already noted, the volatility in price is in part attributable to uncertainty as to the direction and timing of the Federal Reserve Board’s asset purchases, but for palladium in particular this effect was tempered by its perceived strong supply and demand fundamentals. Over the same period, the platinum price tended to track the greater volatility seen in the gold price, rising from $1,317 per ounce at the end of June 2013 to a peak of $1,548 on August 27, before falling back to close at $1,411 per ounce at the end of September. Subsequently, the platinum price has recovered to $1,453 per ounce as of November 7, 2013. The platinum price maintained a premium over gold during the third quarter, although the premium narrowed from $125 per ounce at the beginning of the quarter to about $85 per ounce on September 30, 2013.

Platinum and Palladium Market Price History
Market Price per Ounce
$2,250
$2,000
$1,750
$1,500
$1,250
$1,000
$750
$500
$250
$0
Platinum
Gold
Palladium
Jan-11
Apr-11
Jul-11
Oct-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13

Overall, the broad fundamentals of the current palladium market are characterized by steadily growing demand against constrained or possibly declining supply; however, during 2013 the supply constraints apparently have been relieved at times by sales from above-ground inventory stocks. The extent of such stocks is difficult to quantify, but such stocks presumably are comprised of holdings on the commodity exchanges, investment holdings including exchange traded funds (ETFs) and other portfolio assets, material in process at the major producers, the Russian government strategic stockpile (which is difficult to estimate and reportedly nearly depleted) and possibly industrial inventories held in China and elsewhere. Analyst estimates vary widely as to the total size of these inventory stocks of palladium, but recent estimates tend to center around ten to twelve million ounces.
Demand for palladium is driven primarily by its use in catalytic converters. Currently about 75% of available palladium (excluding metal from inventories) is consumed by the auto market. Palladium reportedly has now fully replaced platinum in catalytic converters for most gasoline engine applications. Palladium also has continued to make inroads into diesel engine catalytic converters and on average now comprises between 20% and 30% of the catalyst loading in light diesel engine applications. Palladium also is used in certain high-end electronic applications including space satellite and military specifications; as a catalyst in certain chemical and petrochemical processes; and in jewelry and dentistry. According to recent estimates from Johnson Matthey, total demand for palladium in 2012, excluding investment demand, probably totaled about 9.4 million ounces.
Primary palladium is only mined in a very few areas of the world. As noted, Norilsk Nickel is the largest single source of palladium, where it is produced as a by-product of nickel. Similarly, mines in South Africa and Zimbabwe produce platinum, with palladium as a lesser co-product. Smaller amounts of palladium are produced as a by-product from nickel mines owned by Vale and Glencore-Xstrata in the Sudbury region of northern Ontario, by North American Palladium - the only other primary palladium producer - and, finally, by the Company's own Montana operations. In 2012, the Company's operations contributed approximately 6.3% of the world's mined palladium and about 2.1% of mined platinum. Johnson Matthey has estimated 2012 mined supplies of palladium totaled about 6.3 million ounces. Recycling also is a source of palladium, and Johnson Matthey estimates recycling provided about 2.3 million ounces in 2012. Finally, Johnson Matthey estimates that in 2012 about 250,000 ounces were sourced from sales of Russian government stockpiles.

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
The Company has commented previously on a structural change in the PGM markets that occurred in late 2010. Beginning in 2003 and extending until mid-2010, the price of palladium had averaged about 26% of the price of platinum. In late 2010, the pricing ratio suddenly increased to about 45%. Several factors may have contributed to that pricing shift, including declining sales from the Russian government's strategic palladium stockpile, increasing substitution of palladium for platinum in automotive applications, and broader recognition of the constraints on growth in palladium supplies. During 2013 the price of palladium has recently risen above 51% of the platinum price.
SALES AND CUSTOMERS
The Company has a supply agreement with General Motors Corporation (GM) that provides for fixed quantities of palladium to be delivered each month, a platinum supply agreement with Tiffany & Co.; and PGM supply agreements with Johnson Matthey, BASF and Ford Motor Company, all of which expire at the end of 2013. Some of these agreements currently provide for pricing at a small discount to a trailing market price. Based on the targeted 2013 mine production of about 505,000 to 515,000 ounces, up to 93% of the Company's mined palladium production and up to 88% of its mined platinum production (based on 510,000 ounces produced) in 2013 is committed under its contractual supply arrangements as of September 30, 2013. The Company currently sells its remaining uncommitted mined production through spot sales on the open market. Although, at this point, the Company has no sales commitments in place past the end of 2013 covering its mined production, the Company has been approached by current customers and potential new customers that are interested in securing supplies of palladium and platinum for 2014. Highly liquid terminal markets also exist for both metals.
STRATEGIC CONSIDERATIONS
The Company's management in the past has structured its efforts around three broad strategic areas of emphasis. These areas of emphasis are reflected in the Company's Mission Statement - Operate Responsibly, Grow and Develop and Position the Company. The Company’s Board of Directors has undertaken an ongoing internal review process of the Company’s performance and its strategic objectives, and while this ongoing review is still underway, it appears that at a high level the Company's Mission Statement objectives remain key to the Company's success, although going forward there will likely be some changes in approach within each of these objectives.
The discussion that follows is intended to describe the general processes the Company is using to conduct its internal review and evaluate its strategic direction. This is an ongoing review and any results that may be derived from the review are unknown at this time.
1. Operate Responsibly
Worker safety remains the Company’s primary focus in all aspects of its operations. In 2012, the Company began implementing an initiative developed collectively by the U.S. mining industry known as the CORESafety program, the goal of which is to eliminate all fatal mining accidents and sharply reducing the frequency and severity of on-the-job injuries over the next five years. The CORESafety initiative is comprised of a series of 20 modules which can be prioritized to address specific gaps in safety and health performance based on the Company's own “gap analysis”. The Company initially has selected eight of these modules to be given priority, with the others to follow.

The Company generally assesses its safety performance using two broad sets of measures: incidence rates and regulatory compliance. For the first nine months of 2013, the Company's overall safety incidence rate, which is calculated as the number of reportable injuries per 200,000 hours worked, was 3.8, higher than the 3.3 rate experienced during the first nine months of 2012 and also higher than normal for the Company. The Company continues to focus on improving its safety culture through its on-going commitment to the CORESafety philosophy, including efforts at all levels to instill a Company-wide culture of safety, and through careful review of all safety issues, including “near misses.” With regard to safety regulatory compliance, the Company assesses its performance based on the number and severity of citations issued to the Company by Mine Safety and Health Administration (MSHA) inspectors. For specific data and further discussion of the Company’s safety compliance, please see Part II, Item 4 Mine Safety Disclosures, as well as Exhibit 95 - Mine Safety Disclosures, both included in this filing.
In addition to safety, it is critical that the Company conduct its operations efficiently and responsibly. The Company continues to emphasize environmental excellence, including strict compliance with regulations and close coordination with local communities to address environmental concerns cooperatively. In support of these goals, the Company intends to continue to honor both the letter and the spirit of its Good Neighbor Agreement, a legally binding commitment between the Company and local environmental groups to communicate openly with each other regarding environmental matters in an atmosphere of mutual respect and cooperation.
In 2012, the Company established aggressive new-miner training programs at both of its Montana mines in an effort to offset normal workforce attrition as existing miners retire or leave, and also to provide future staffing for the development expansions adjacent to the existing mines. Since then, a total of about 50 employees have been involved at any one time in these training programs. The cost of these programs, including both wages and benefits paid within the training program and the effect on production of diverting some highly experienced miners into the program as trainers, is charged against mining operations, which escalates the labor component of total cash costs per mined ounce disproportionately. Management views these programs as an investment in the future as skilled miners are a scarce and vitally important asset to the Company. Recently the availability of skilled underground miners in the U.S. labor market has improved, which may allow the Company to scale back the scope of the new-miner training program going forward. However, there are clear and measurable benefits from hiring and training locally, including increased retention, inculcation of safety practices, improved mining efficiency, and strong community support.
While the Company’s operations generally are performing well, there has been a growth trend in total cash costs per mined ounce during 2012 and 2013. Average total cash costs per mined ounce increased by 15% during 2012 and are projected to increase again in 2013. The Company believes it understands the drivers behind these cost increases, including investment in the Company's new-miner training program, the ever-increasing travel time underground from portal to the working face and the associated logistical challenges, general wage and cost inflation, and some catch-up of development and sustaining capital spending that was deferred in 2009 and 2010 when the economy and metal prices were depressed. However, the Company's operations cannot remain competitive if costs are not controlled, and cost control will be a key focus in going forward.
2. Grow and Develop
As a primary palladium producer, the Company is in a unique position in the PGM market. Almost all other palladium production worldwide is secondary to other operations. South African PGM producers historically have been focused on platinum, their primary product, with far less attention given to palladium. Norilsk Nickel, the largest producer of palladium, is a primary nickel producer that produces palladium as a by-product, and although it devotes some resources to palladium marketing, its emphasis historically has been more on increasing current sales than on long-term palladium market development. Other producers, principally in Canada and Zimbabwe, have not had the interest or the resources to undertake any promotional efforts to support or expand the palladium market. Consequently, almost all palladium marketing in recent years has been sponsored by the Company.
In view of the already strong supply and demand fundamentals for palladium, the Company has restructured its promotional efforts and curtailed its marketing spending for the balance of 2013. The Company will continue as an active proponent of palladium and expanding palladium applications, particularly in industrial applications, and will maintain its dialogue with investors and other participants in the palladium market, but expenditures on palladium marketing have been sharply reduced. Through the first nine months of 2013, the Company’s marketing expenses have totaled $4.2 million, compared to $7.9 million for the same period in 2012. The Company may seek to participate jointly with others in palladium promotional efforts in the future if the opportunity arises.

3. Position the Company
The Company’s growth and diversification objective must take into account and try to balance several key market factors. First, projections of continuing growth in PGM demand and limited prospects for increasing supply suggest the PGM markets may be under supplied in the future. That creates a potential opportunity to the extent the Company can expand its PGM production while maintaining a competitive cost structure. However, lead times for bringing new PGM capacity into production are significant, as are the capital, manpower and other associated resource requirements. Consequently, the Company needs to focus its efforts and limited resources on the best opportunities available to it, keeping in mind constraints on scale and fit.
The Company is conducting an ongoing internal review process that includes consideration of the Company's capital allocation practices, corporate activities, mining operations and development and exploration projects. The intent of the evaluation is to provide information necessary to strengthen the Company’s operations and utilize its resources appropriately. The ongoing review process could result in changes to the Company's strategic direction, to a shift in its strategic priorities, and/or to adjustments in capital allocation. Any significant decisions to defer or curtail projects could result in material impairment charges being recognized in future periods. Some aspects of this ongoing review process are likely to be integrated into the Company’s longer-term planning processes.
The Company’s current development efforts, as discussed previously, include internal PGM opportunities such as the Blitz, Lower Far West and Graham Creek adjacent to the existing operations in Montana, as well as Marathon in Canada, which offers a measure of geographic diversification. At this time, the Company has scaled back its efforts at Altar in order to better focus on its PGM opportunities.
The Company's capital and exploration spending for 2013 as currently projected will equal or slightly exceed the expected cash flow from operations. For the most part, any excess spending is attributable to growth projects that are intended to provide incremental production and cash flow once they are completed. As growth projects, they may be viewed as investments and are a valid use of liquidity available on the Company's balance sheet. However, the Company is scrutinizing the projected spending on each of its capital projects to ensure that the resources required will be available.

RESULTS OF OPERATIONS
Comparison of Three- Month Periods Ended September 30, 2013 and 2012
The Company’s total revenues increased by 54.7% to $280.0 million in the third quarter of 2013 compared to $181.0 million for the third quarter of 2012. The following analysis covers key factors contributing to the increase in revenues:
SALES AND PRICE DATA

	Three Months Ended
	September 30,		Increase	Percentage
(In thousands, except for average prices)	2013	2012	(Decrease)	Change
Revenues	$280,007	$181,044	$98,963	55%
Ounces Sold:
Mine Production:
Palladium (oz.)	101	97	4	4%
Platinum (oz.)	30	27	3	11%
Total	131	124	7	6%
PGM Recycling: (1)
Palladium (oz.)	83	42	41	98%
Platinum (oz.)	57	27	30	111%
Rhodium (oz.)	12	6	6	100%
Total	152	75	77	103%
By-products from Mine Production: (2)
Rhodium (oz.)	1	1	—	—
Gold (oz.)	2	2	—	—
Silver (oz.)	1	1	—	—
Copper (lb.)	171	219	(48)	(22)%
Nickel (lb.)	353	295	58	20%
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$722	$605	$117	19%
Platinum ($/oz.)	$1,447	$1,513	$(66)	(4)%
Combined ($/oz.) (4)	$887	$803	$84	10%
PGM Recycling: (1)
Palladium ($/oz.)	$716	$620	$96	15%
Platinum ($/oz.)	$1,459	$1,491	$(32)	(2)%
Rhodium ($/oz.)	$1,097	$1,327	$(230)	(17)%
Combined ($/oz.) (4)	$1,026	$985	$41	4%
By-products from mining: (2)
Rhodium ($/oz.)	$975	$1,124	$(149)	(13)%
Gold ($/oz.)	$1,346	$1,692	$(346)	(20)%
Silver ($/oz.)	$21	$32	$(11)	(34)%
Copper ($/lb.)	$3.05	$3.34	$(0.29)	(9)%
Nickel ($/lb.)	$5.11	$6.16	$(1.05)	(17)%
Average market price per ounce (3)
Palladium ($/oz.)	$722	$611	$111	18%
Platinum ($/oz.)	$1,449	$1,496	$(47)	(3)%
Combined ($/oz.) (4)	$887	$804	$83	10%

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of catalyst materials.

(2)
By-product metals sold reflect contained metal produced from mined ore alongside the Company's primary production of palladium and platinum. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

(3)
The Company’s average realized price represents revenues, which include the effect of hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London Bullion Market Association afternoon postings for the actual months of the period.

(4)
The Company calculates the combined average realized and a combined average market price of palladium and platinum using the same ratio as the rate of ounces of each respective metal that are produced from the base metal refinery.

Net revenues from sales of Mine Production (including proceeds from the sale of by-products) were $123.2 million in the third quarter of 2013, compared to $107.1 million for the third quarter of 2012, an increase of 15.0%. The growth in Mine Production revenues reflects higher volumes sold in the third quarter of 2013. The total quantity of mined palladium and platinum sold increased by 5.7% to 131,400 ounces in the third quarter of 2013, compared to 124,300 ounces sold during the third quarter of 2012. The Company’s average combined realized price on sales of palladium and platinum from mining operations was $887 per ounce in the third quarter of 2013, compared to $803 per ounce in the third quarter of 2012.
Revenues from PGM Recycling increased to $156.8 million in the third quarter of 2013, more than double the $74.0 million in the third quarter of 2012. The increase in PGM Recycling revenues is the result of higher volumes of recycling material received, processed and sold, along with the benefit resulting from the sale of PGMs recovered from the reprocessing of furnace brick from the Company's own smelting facility. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) increased to $1,026 per ounce in the third quarter of 2013, compared to $985 per ounce realized in the third quarter of 2012. Recycled ounces sold increased 104.6% to 152,600 ounces in the third quarter of 2013 from 74,600 ounces in the third quarter of 2012 (including approximately 12,000 PGM ounces recovered and sold from reprocessed furnace brick, generating $16.4 million of revenue). Processed recycling ounces, including ounces processed on a toll basis, increased to 167,500 ounces in the third quarter of 2013, from 96,200 ounces in the third quarter of 2012. Revenues from sales of purchased recycling materials totaled $156.5 million in the third quarter of 2013, an increase from $73.5 million in the third quarter of 2012. Tolling revenues declined to $0.3 million in the third quarter of 2013, compared to $0.5 million in the third quarter of 2012.
The Company’s total costs of metals sold (before depletion, depreciation, amortization, and corporate overhead expenses) increased to $220.8 million in the third quarter of 2013 from $142.0 million in the third quarter of 2012, a 55.5% increase. The higher cost in the third quarter of 2013 was driven primarily by the 104.6% increase in volumes of recycling material sold (and the associated cost of acquiring the contained metals) and the 5.7% increase in palladium and platinum ounces sold from Mine Production.
The costs of metals sold from Mine Production totaled $83.9 million for the third quarter of 2013, compared to $69.9 million for the third quarter of 2012, a 20.0% increase. Total consolidated cash costs per mined ounce (a non-GAAP measure of extraction efficiency), in the third quarter of 2013 declined by 13.9% to $427 per ounce, compared to $496 per ounce in the third quarter of 2012. This decrease in total cash costs per mined ounce between the third quarter of 2013 and the third quarter of 2012 is mostly attributable to the significant PGM Recycling segment credit realized in the 2013 third quarter. Before recycling and by-product credits, total cash costs per mined ounce increased by 13.5%, reflecting the costs of the Company's new-miner training program, plus staffing increases and other expenses necessary to accommodate the increasing travel distances underground as the mining front continually recedes.
The costs of metals sold from PGM Recycling were $136.8 million in the third quarter of 2013, compared to $72.1 million in the third quarter of 2012, an increase of 89.7%. This increase was due to significantly higher volumes processed and sold and the corresponding increase in the cost of acquiring recycling material for processing.

During the third quarter of 2013, the Company’s mining operations produced 124,200 ounces of PGMs, a decrease of 2.2% from the 127,000 ounce production in the third quarter of 2012. Production in the third quarter of 2013 included 95,700 ounces of palladium and 28,500 ounces of platinum, compared to 97,500 palladium ounces and 29,500 platinum ounces produced in the third quarter of 2012. Production at the Stillwater Mine for the third quarter of 2013 was 83,800 ounces, a decrease from the 94,100 ounces produced in the third quarter of 2012, while production at the East Boulder Mine increased to 40,400 ounces in the third quarter of 2013 from 32,900 ounces in the third quarter of 2012. The production variances at each mine from period to period are typically driven by normal changes in mining conditions, such as the grade of ore being produced and the array of stopes available for mining in any period. However, the normal ore grade challenges during the third quarter of 2013 at the Stillwater Mine were compounded by continuing challenges with dilution resulting from the loss of a muck pass earlier in the year and other infrastructure issues. The mine is continuing to address these issues, but they have not been completely remedied to date. The current advanced developed state of the Montana mines is providing the operational flexibility to work through this issue without having to modify the Company's development and production goals.
General and administrative (G&A) costs decreased slightly to $9.3 million in the third quarter of 2013 from $9.9 million for the same period of 2012. The decrease was due to lower share-based compensation costs following the vesting of the majority of the Company's outstanding, unvested stock options and restricted stock units that occurred as a result of the technical change in control in the second quarter of 2013 which was not enough to offset the increase in legal and consulting fees. Exploration expenses during the third quarter of 2013 increased to $2.1 million from $1.7 million in the third quarter of 2012, with most of the increase due to exploration efforts on property holdings adjacent to the Marathon project in Canada. Marketing expenses totaled $0.2 million in the third quarter of 2013 compared to $1.9 million in the third quarter of 2012 reflecting the curtailment of palladium marketing. Research and development costs were about $0.1 million in the third quarters of 2013 and 2012.
Total interest income for the third quarter of 2013 increased to $1.1 million from $0.3 million in the corresponding quarter of 2012, reflecting increased financing income on recycling balances in 2013 and an increase in the size of the Company's investment portfolio. Interest expense in the third quarters of 2013 and 2012 was $5.6 million and $1.5 million, net of capitalized interest of $1.2 million and $0.3 million, respectively. This increase is primarily the result of the interest expense related to the 1.75% convertible debentures, including the accretion of the debt discount that is charged to earnings over the expected life of the convertible debentures and offset by the capitalized interest recognized as a cost of the Company's ongoing projects. The non-cash accretion of the debt discount and the non-cash capitalized interest in the third quarter of 2013 were $4.0 million and $0.5 million.
The net foreign currency transaction gain recognized in the third quarter of 2013 was $6.2 million compared to a net foreign currency transaction gain of $6.4 million in the third quarter of 2012. During the third quarter of 2013, the Company recorded a foreign currency transaction gain of $6.7 million related to the deferred tax liability recorded in association with the acquisition of Peregrine Metals Ltd. The gain was a result of the strengthening of the U.S. dollar in comparison with the Argentine peso. As the deferred tax obligation will be settled at a future date in pesos, changes in the relative currency values are recognized in the period within Foreign currency transaction gain, net on the Company's Consolidated Statements of Comprehensive (Loss) Income.

Comparison of Nine- Month Periods Ended September 30, 2013 and 2012
The Company’s total revenues increased by 33.5% to $797.1 million in the first nine months of 2013 compared to $596.9 million in the first nine months of 2012. The following analysis covers key factors contributing to the increase in revenues:
SALES AND PRICE DATA

	Nine Months Ended
	September 30,		Increase	Percentage
(In thousands, except for average prices)	2013	2012	(Decrease)	Change
Revenues	$797,146	$596,870	$200,276	34%
Ounces Sold:
Mine Production:
Palladium (oz.)	300	290	10	3%
Platinum (oz.)	84	85	(1)	(1)%
Total	384	375	9	2%
PGM Recycling: (1)
Palladium (oz.)	230	145	85	59%
Platinum (oz.)	149	86	63	73%
Rhodium (oz.)	33	19	14	74%
Total	412	250	162	65%
By-products from Mine Production: (2)
Rhodium (oz.)	3	3	—	—
Gold (oz.)	7	7	—	—
Silver (oz.)	5	4	1	25%
Copper (lb.)	645	568	77	14%
Nickel (lb.)	1,040	836	204	24%
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$721	$640	$81	13%
Platinum ($/oz.)	$1,509	$1,536	$(27)	(2)%
Combined ($/oz.) (4)	$893	$843	$50	6%
PGM Recycling: (1)
Palladium ($/oz.)	$709	$651	$58	9%
Platinum ($/oz.)	$1,548	$1,545	$3	—
Rhodium ($/oz.)	$1,127	$1,449	$(322)	(22)%
Combined ($/oz.) (4)	$1,046	$1,020	$26	3%
By-products from Mine Production: (2)
Rhodium ($/oz.)	$1,086	$1,310	$(224)	(17)%
Gold ($/oz.)	$1,431	$1,659	$(228)	(14)%
Silver ($/oz.)	$24	$31	$(7)	(23)%
Copper ($/lb.)	$3.16	$3.42	$(0.26)	(8)%
Nickel ($/lb.)	$5.55	$6.77	$(1.22)	(18)%
Average market price per ounce (3)
Palladium ($/oz.)	$725	$641	$84	13%
Platinum ($/oz.)	$1,515	$1,535	$(20)	(1)%
Combined ($/oz.) (4)	$897	$843	$54	6%

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of catalyst materials.

(2)
By-product metals sold reflect contained metal produced from mined ore alongside the Company's primary production of palladium and platinum. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

(3)
The Company’s average realized price represents revenues, which include the effect of hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London Bullion Market Association afternoon postings for the actual months of the period.

(4)
The Company calculates the combined average realized and a combined average market price of palladium and platinum using the same ratio as the rate of ounces of each respective metal that are produced from the base metal refinery.

Net revenues from sales of Mine Production (including proceeds from the sale of by-products) totaled $364.2 million in the first nine months of 2013, an increase of 7.1% compared to $340.0 million in the first nine months of 2012. This increase in Mine Production revenues reflects higher combined PGM prices in the first nine months of 2013 as compared to the first nine months of 2012, as well as slightly higher mine sales volumes in 2013. The Company's average combined realized price on sales of palladium and platinum from mining operations was $893 per ounce in the first nine months of 2013, compared to $843 per ounce in the first nine months of 2012.
Revenues from PGM Recycling reflected an increase of 68.5% during the first nine months of 2013, to $432.9 million from $256.9 million in the first nine months of 2012. Recycling ounces sold during the first nine months of 2013 totaled 412,600 ounces, an increase of 65.1% compared to the 249,900 ounces sold in the first nine months of 2012. The Company’s combined average realization on recycling sales (which include palladium, platinum and rhodium) increased to $1,046 per ounce in the first nine months of 2013 from $1,020 per ounce in the first nine months of 2012, paralleling the increases in PGM prices generally. Overall, recycling volumes processed during the first nine months of 2013 totaled 496,700 ounces of PGMs, an increase of 52.1% from the 326,600 ounces processed in the first nine months of 2012. This increase is primarily due to several factors such as the reprocessing of furnace brick from the Company's own smelting facility, the addition of some new recycling suppliers during 2013 and increased overall volumes of recyclable material available for purchase and processing.
The Company’s total cost of metals sold (before depletion, depreciation, amortization, and corporate overhead expenses) increased to $639.9 million in the first nine months of 2013, from $468.3 million in the first nine months of 2012, an increase of 36.6%. Overall, recycling costs of metals sold increased 61.5% to $402.9 million in the first nine months of 2013 from $249.4 million in the first nine months of 2012. The cost of metals sold from Mine Production totaled $237.0 million in the first nine months of 2013, compared to $218.9 million in the first nine months of 2012, an increase of 8.3%.
During the first nine months of 2013, the Company’s mining operations produced 382,800 ounces of PGMs, including 295,500 ounces of palladium and 87,300 ounces of platinum. This level of mine production is consistent with the first nine months of 2012, when the Company’s mining operations produced 381,200 ounces of PGMs, including 293,700 ounces of palladium and 87,500 ounces of platinum. The Stillwater Mine produced 267,400 ounces of PGMs in the first nine months of 2013, compared with 279,900 ounces of PGMs in the first nine months of 2012, a decrease of 4.5%, reflecting ore grade challenges during the second and third quarters of 2013. The East Boulder Mine produced 115,400 ounces of PGMs in the first nine months of 2013, an increase of 13.9% compared with the 101,300 ounces of PGMs produced in the first nine months of 2012. The increase in production at the East Boulder Mine is in part the result of better than normal ore grades experienced during 2013.
General and administrative (G&A) costs increased to $35.8 million in the first nine months of 2013, from $32.5 million in the first nine months of 2012, an increase of 10.2%. The increase was primarily due to costs related to the retirement of the Company's former Chief Executive Officer, expenses related to the implementation of the CORESafety program and increased legal and consulting costs. The Company recognized $10.2 million in exploration expenses related to its mineral properties in both Canada and South America in the first nine months of 2013 compared to $13.8 million in the first nine months of 2012. The Company incurred approximately $0.2 million in research and development expense in the first nine months of 2013 mostly related to improvement of refining processes compared to $0.9 million in the first nine months of 2012. Marketing expenses totaled $4.2 million and $7.9 million for the periods ended September 30, 2013 and 2012, respectively, reflecting the curtailment of palladium marketing in 2013. Additionally, for the nine-month period ended September 30, 2013, the Company recognized costs of $4.3 million resulting from corporate administrative expenses in connection with the recent proxy contest, and of $9.1 million (non-cash charge) in connection with accelerated vesting of stock options and restricted stock previously granted under the 2004 and 2012 Equity Incentive Plans. These costs were recognized during the second quarter of 2013.

Total interest income for the first nine months of 2013 increased to $3.5 million from $1.7 million in the first nine months of 2012, reflecting increased financing income on recycling balances in 2013. The Company’s balance of cash and related liquid assets earning interest decreased during the first nine months of 2013 to $464.2 million at September 30, 2013, from $641.7 million reported at December 31, 2012. The decrease was in part a result of the $164.3 million payment made to redeem a portion of the Company's outstanding 2008 convertible debentures in the first quarter of 2013. Inventories and advances associated with the PGM Recycling segment increased to $105.9 million as of September 30, 2013 from $87.8 million at the end of 2012. The Company’s outstanding long-term debt balance was $305.1 million at September 30, 2013, an increase from $292.7 million at December 31, 2012, primarily reflecting accretion of interest on the Company's 1.75% convertible debentures. Interest expense for the first nine months of 2013 and 2012 was $17.6 million and $4.4 million, respectively, net of capitalized interest of $3.3 million and $0.9 million, respectively. Again, this increase is primarily the result of the interest expense related to the 1.75% convertible debentures, including the accretion of the debt discount that is charged to earnings over the expected life of the convertible debentures and offset by the capitalized interest recognized as a cost of the Company's ongoing projects. The non-cash accretion of the debt discount and the non-cash capitalized interest in the first nine months of 2013 were $11.7 million and $1.9 million, respectively.
During the first nine months of 2013, the Company recorded a net foreign currency transaction gain of $15.7 million, compared to a net gain of $13.0 million in the first nine months of 2012. Essentially all of these net gains related to the remeasurement into U.S. dollars of the deferred taxes recorded in association with the acquisition of Peregrine Metals Ltd. The gain reflects the effect of the high inflation rate in Argentina as the obligation is remeasured from pesos into U.S. dollars.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $81.7 million for the nine-month period ended September 30, 2013, compared to $100.4 million in the nine-month period ended September 30, 2012. The Company’s net cash flow from operating activities is affected by several key factors, including net realized prices for its products, cash costs of production, and the level of PGM production from the mines as well as the volume of activity in its PGM Recycling segment. Mining productivity rates and ore grades in turn can affect both PGM production and cash costs of production. Net cash flow from operations also includes changes in working capital, including changes to inventories and advances and variation in the contractual timing of trade receipts and investment proceeds. During 2013, net cash provided from operating activities has benefited from increased recycling volumes and from ounces recovered out of reprocessed furnace brick.
In connection with its PGM Recycling segment, the Company customarily enters into fixed forward sales contracts that set the selling price for a significant portion of the PGMs recovered from recycled materials. Because the selling price of outstanding lots of recycling material held by the Company and subject to such contracts is fixed, changes in the market price of palladium and platinum have little or no effect on margins earned from processing these materials or on cash flow from recycling operations. However, a percentage change in market prices would affect margins on future lots by about the same percentage as the change in price. On average, it takes the Company two to three months from the date of receipt to process and sell purchased lots of recycling material.
Changes in the cash costs of Mine Production generally flow through dollar-for-dollar into cash flow from operations. Based on the new guidance for Mine Production, a reduction of 10%, or about 51,000 (mid-range of new guidance) palladium and platinum ounces per year, which could result from a decrease in ore grade, would reduce cash flow from operations by an estimated $40.5 million per year at the price and cost levels prevailing at September 30, 2013.
Net cash used in investing activities for the nine-month period ended September 30, 2013 was $60.7 million, comprised mainly of $91.2 million of cash capital expenditures offset by a $30.3 million net proceeds from investments. For the nine-month period ended September 30, 2012, net cash used by investing activities was $110.9 million, comprised of $84.7 million of cash capital expenditures and $26.3 million net increase in investments.
Net cash consumed by financing activities in the nine-month period ended September 30, 2013 was $165.6 million, mostly attributable to the payment made to redeem $164.3 million of outstanding 1.875% convertible debentures in March 2013. For the nine-month period ended September 30, 2012, net cash provided by financing activities was $99.9 million, driven by the sale of a 25% interest in the Marathon project and a $7.2 million capital lease transaction for a tunnel boring machine.

At September 30, 2013, the Company’s cash and cash equivalents balance was $235.1 million, compared to $379.7 million at December 31, 2012, reflecting the redemption of $164.3 million of outstanding 1.875% debentures in March 2013. If highly liquid investments are included with available cash, the Company’s balance sheet liquidity is $464.2 million at September 30, 2013, a decrease of $177.5 million from $641.7 million at December 31, 2012. These September 30, 2013 cash and liquidity balances include about $28.6 million of cash held in Canada that is dedicated as funding for the Marathon PGM-copper project (and other related properties) and is not available to the Company for its general corporate purposes. Total working capital (including cash and cash equivalents) at September 30, 2013, is $619.3 million, compared to $606.0 million at December 31, 2012 and $199.7 million as of September 30, 2012.
Outstanding balance sheet debt at September 30, 2013, was $307.1 million, down from $461.1 million at December 31, 2012. The Company’s total debt includes $269.9 million of 1.75% convertible debentures, $2.2 million of 1.875% convertible debentures, $29.6 million of 8.0% State of Montana Exempt Facility Revenue Bonds due in 2020; $0.3 million of financing for a land purchase in 2012; and $5.1 million due under a capital lease with GE Capital. (The $269.9 million of 1.75% convertible debentures represents the net discounted value of 1.75% notes first redeemable in 2019 valued against a borrowing rate of 8.5%; the gross amount borrowed was $396.75 million.) The Company expects to pay $4.7 million of interest during the fourth quarter of 2013 related to its outstanding debt obligations. The Company made cash payments for interest of $6.2 million for the nine-month period ended September 30, 2013.
The Company has in place a $125.0 million asset-backed revolving credit agreement with a group of banks. Net available capacity under the borrowing base was approximately $95.6 million at September 30, 2013, after taking into account $17.5 million utilized for undrawn irrevocable letters of credit under the facility.
CONTRACTUAL OBLIGATIONS
The Company is obligated to make future payments under various debt agreements and regulatory obligations.
The following table represents significant contractual cash obligations and other commercial and regulatory commitments, including related interest payments, as of September 30, 2013:

(In thousands)	2013 (1)	2014	2015	2016	2017	Thereafter	Total
1.875% Convertible debentures	$—	$—	$—	$—	$—	$2,245	$2,245
1.75% Convertible debentures	—	—	—	—	—	396,750	396,750
Exempt Facility Revenue Bonds	—	—	—	—	—	30,000	30,000
Land purchase obligation	—	89	85	81	—	—	255
Operating lease obligations	103	396	146	146	130	—	921
Capital lease obligations	473	1,958	2,066	580	—	—	5,077
Asset retirement obligations	—	—	—	—	—	144,271	144,271
Payments of interest (2)	4,742	9,596	9,487	9,393	9,385	19,907	62,510
Other liabilities(3)	12,031	8,055	—	—	—	—	20,086
Total	$17,349	$20,094	$11,784	$10,200	$9,515	$593,173	$662,115

(1)	Amounts represent cash obligations for October through December 2013.

(2)
Interest payments on the remaining 1.875% convertible debentures noted in the above table are calculated up to March 15, 2018, the next date when the holders of the 1.875% debentures can exercise their put option. Interest payments on the 1.75% convertible debentures noted in the above table are calculated up to October 15, 2019, the first date the holders of the 1.75% debentures can exercise their put option (absent a "fundamental change" prior to that date). Interest payments noted in the table above all are based on fixed rates of interest.

(3)	Amounts included in other liabilities that are anticipated to be paid in 2013 and 2014 include property taxes and severance taxes.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
Some statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, therefore, involve uncertainties or risks that could cause actual results to differ materially. These statements may contain words such as “desires”, “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions. Such statements also include, but are not limited to, comments regarding expansion plans, costs, grade, production and recovery rates; permitting; financing needs and the terms of future credit facilities; exchange rates; capital expenditures; increases in processing capacity; cost reduction measures; safety; timing for engineering studies; environmental permitting and compliance; litigating; labor matters; and the palladium, platinum, copper and gold markets. These statements are not guarantees of the Company’s future performance and are subject to risks, uncertainties and other important factors that could cause its actual performance or activities to differ materially from those expressed or implied by these forward-looking statements. Additional information regarding factors that could cause results to differ materially from management’s expectations is found in the Company’s 2012 Annual Report on Form 10-K and in its 2013 quarterly Form 10-Q filings (on file with the United States Securities and Exchange Commission, available on the Company’s website at www.stillwatermining.com) and in corresponding filings with Canadian securities regulatory authorities.
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

KEY OPERATING FACTORS
Stillwater Mining Company
Key Operating Factors
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except where noted)	2013	2012	2013	2012
OPERATING AND COST DATA FOR MINE PRODUCTION
Consolidated:
Ounces produced
Palladium	96	98	296	294
Platinum	28	29	87	87
Total	124	127	383	381
Tons milled	301	262	902	801
Mill head grade (ounce per ton)	0.45	0.52	0.46	0.51
Sub-grade tons milled (1)	15	19	56	49
Sub-grade tons mill head grade (ounce per ton)	0.16	0.18	0.17	0.17
Total tons milled (1)	316	281	958	850
Combined mill head grade (ounce per ton)	0.43	0.50	0.44	0.49
Total mill recovery (%)	91	92	92	92
Total operating costs per ounce (Non-GAAP) (2)	$339	$417	$407	$406
Total cash costs per ounce (Non-GAAP) (2)	$427	$496	$495	$487
Total production costs per ounce (Non-GAAP) (2)	$546	$608	$610	$600
Total operating costs per ton milled (Non-GAAP) (2)	$133	$189	$163	$182
Total cash costs per ton milled (Non-GAAP) (2)	$168	$225	$198	$219
Total production costs per ton milled (Non-GAAP) (2)	$214	$276	$244	$269
Stillwater Mine:
Ounces produced
Palladium	65	72	206	215
Platinum	19	22	61	65
Total	84	94	267	280
Tons milled	188	156	579	496
Mill head grade (ounce per ton)	0.48	0.64	0.49	0.61
Sub-grade tons milled (1)	7	10	29	27
Sub-grade tons mill head grade (ounce per ton)	0.25	0.24	0.23	0.22
Total tons milled (1)	195	166	608	523
Combined mill head grade (ounce per ton)	0.47	0.62	0.48	0.59
Total mill recovery (%)	91	92	92	92
Total operating costs per ounce (Non-GAAP) (2)	$351	$395	$405	$382
Total cash costs per ounce (Non-GAAP) (2)	$434	$469	$490	$457
Total production costs per ounce (Non-GAAP) (2)	$569	$582	$616	$574
Total operating costs per ton milled (Non-GAAP) (2)	$151	$224	$178	$204
Total cash costs per ton milled (Non-GAAP) (2)	$187	$266	$215	$244
Total production costs per ton milled (Non-GAAP) (2)	$245	$330	$271	$307

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except where noted)	2013	2012	2013	2012
OPERATING AND COST DATA FOR MINE PRODUCTION
East Boulder Mine:
Ounces produced
Palladium	31	26	90	79
Platinum	9	7	26	22
Total	40	33	116	101
Tons milled	113	106	323	305
Mill head grade (ounce per ton)	0.40	0.34	0.39	0.36
Sub-grade tons milled (1)	8	9	27	22
Sub-grade tons mill head grade (ounce per ton)	0.10	0.10	0.10	0.11
Total tons milled (1)	121	115	350	327
Combined mill head grade (ounce per ton)	0.37	0.32	0.37	0.35
Total mill recovery (%)	90	90	90	90
Total operating costs per ounce (Non-GAAP) (2)	$314	$480	$412	$472
Total cash costs per ounce (Non-GAAP) (2)	$412	$574	$507	$570
Total production costs per ounce (Non-GAAP) (2)	$499	$684	$595	$674
Total operating costs per ton milled (Non-GAAP) (2)	$104	$138	$136	$147
Total cash costs per ton milled (Non-GAAP) (2)	$137	$165	$167	$177
Total production costs per ton milled (Non-GAAP) (2)	$166	$197	$196	$209

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

Stillwater Mining Company
Key Operating Factors (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except for average prices)	2013	2012	2013	2012
SALES AND PRICE DATA
Ounces sold
Mine Production:
Palladium (oz.)	101	97	300	290
Platinum (oz.)	30	27	84	85
Total	131	124	384	375
PGM Recycling: (1)
Palladium (oz.)	83	42	230	145
Platinum (oz.)	57	27	149	86
Rhodium (oz.)	12	6	33	19
Total	152	75	412	250
By-products from Mine Production: (2)
Rhodium (oz.)	1	1	3	3
Gold (oz.)	2	2	7	7
Silver (oz.)	1	1	5	4
Copper (lb.)	171	219	645	568
Nickel (lb.)	353	295	1,040	836
Average realized price per ounce (3)
Mine Production:
Palladium ($/oz.)	$722	$605	$721	$640
Platinum ($/oz.)	$1,447	$1,513	$1,509	$1,536
Combined ($/oz)(4)	$887	$803	$893	$843
PGM Recycling: (1)
Palladium ($/oz.)	$716	$620	$709	$651
Platinum ($/oz.)	$1,459	$1,491	$1,548	$1,545
Rhodium ($/oz)	$1,097	$1,327	$1,127	$1,449
Combined ($/oz)(4)	$1,026	$985	$1,046	$1,020
By-products from Mine Production: (2)
Rhodium ($/oz.)	$975	$1,124	$1,086	$1,310
Gold ($/oz.)	$1,346	$1,692	$1,431	$1,659
Silver ($/oz.)	$21	$32	$24	$31
Copper ($/lb.)	$3.05	$3.34	$3.16	$3.42
Nickel ($/lb.)	$5.11	$6.16	$5.55	$6.77
Average market price per ounce (3)
Palladium ($/oz.)	$722	$611	$725	$641
Platinum ($/oz.)	$1,449	$1,496	$1,515	$1,535
Combined ($/oz)(4)	$887	$804	$897	$843

(1)	Ounces sold and average realized price per ounce from PGM Recycling relate to ounces produced from processing of catalyst material.

(2)
By-product metals sold reflect contained metal produced from mined ore alongside the Company's primary production of palladium and platinum. Realized prices reflect net values (discounted due to product form and transportation and marketing charges) per unit received.

(3)
The Company’s average realized price represents revenues, which include the effect of hedging gains and losses realized on commodity instruments and agreement discounts, divided by ounces sold. The average market price represents the average London Bullion Market Association afternoon postings for the actual months of the period.

(4)
The Company calculates the combined average realized and a combined average market price of palladium and platinum using the same ratio as the rate of ounces of each respective metal that are produced from the base metal refinery.

Reconciliation of Non-GAAP Measures to Costs of Revenues
The Company utilizes certain non-GAAP measures as indicators in assessing the performance of its mining and processing operations during any period. Because of the processing time required to complete the extraction of finished PGM products, there are typically lags of one to three months between ore production and sale of the finished product. Sales in any period include some portion of material mined and processed from prior periods as the revenue recognition process is completed. Consequently, while costs of revenues (a GAAP measure included in the Company’s Consolidated Statements of Comprehensive (Loss) Income) appropriately reflects the expense associated with the materials sold in any period, the Company has developed certain non-GAAP measures to assess the costs associated with its producing and processing activities in a particular period and to compare those costs between periods.
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
Total Costs of Revenues: For the Company as a whole, this measure is equal to total costs of revenues, as reported in the Company's Consolidated Statements of Comprehensive (Loss) Income. For the Stillwater Mine, the East Boulder Mine, and other PGM activities, the Company segregates the expenses within total costs of revenues that are directly associated with each of these activities and then allocates the remaining facility costs included in total cost of revenues in proportion to the monthly volumes from each activity. The resulting total costs of revenues measures for the Stillwater Mine, the East Boulder Mine and other PGM activities are equal in total to total costs of revenues as reported in the Company’s Consolidated Statements of Comprehensive (Loss) Income.
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
When divided by the total recoverable PGM ounces from production in the respective period, Total Cash Cost per Ounce (Non-GAAP) – measured for each mine or combined – provides an indication of the level of cash costs incurred per PGM ounce produced in that period. Recoverable PGM ounces from production are an indication of the amount of PGM product extracted through mining in any period. Because extracting PGM material is the objective of mining, the cash cost per ounce of extracting and processing PGM ounces in a period is a useful measure for comparing extraction efficiency between periods and between the Company’s mines. Consequently, Total Cash Cost per Ounce (Non-GAAP) in any period is a general measure of extraction efficiency, and is affected by the level of Total Cash Costs (Non-GAAP), by the grade of the ore produced and by the volume of ore produced in the period.
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

Stillwater Mining Company
Reconciliation of Non-GAAP Measures to Costs of Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Consolidated:
Reconciliation to consolidated costs of revenues:
Total operating costs (Non-GAAP)	$42,106	$52,943	$155,734	$154,686
Royalties, taxes and other	10,981	10,108	33,755	31,023
Total cash costs (Non-GAAP)	$53,087	$63,051	$189,489	$185,709
Asset retirement costs	174	160	512	471
Depletion, depreciation and amortization	15,057	13,843	43,824	42,848
Depletion, depreciation and amortization (in inventory)	(410)	217	(282)	(141)
Total production costs (Non-GAAP)	$67,908	$77,271	$233,543	$228,887
Change in product inventories	3,857	(2,764)	(5,653)	973
Cost of PGM Recycling	136,843	72,096	402,859	249,360
PGM Recycling – depreciation	285	264	804	793
Add: Profit from by-products	6,652	7,212	21,103	23,563
Add: Profit from PGM Recycling	20,553	2,034	31,873	8,360
Total consolidated costs of revenues	$236,098	$156,113	$684,529	$511,936
Stillwater Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$29,400	$37,147	$108,209	$106,839
Royalties, taxes and other	7,014	7,025	22,702	21,079
Total cash costs (Non-GAAP)	$36,414	$44,172	$130,911	$127,918
Asset retirement costs	161	148	474	436
Depletion, depreciation and amortization	11,539	10,439	33,666	32,676
Depletion, depreciation and amortization (in inventory)	(407)	31	(215)	(453)
Total production costs (Non-GAAP)	$47,707	$54,790	$164,836	$160,577
Change in product inventories	3,261	(2,206)	(2,953)	1,088
Add: Profit from by-products	3,886	4,692	12,634	15,294
Add: Profit from PGM recycling	13,934	1,504	21,975	6,119
Total costs of revenues	$68,788	$58,780	$196,492	$183,078
East Boulder Mine:
Reconciliation to costs of revenues:
Total operating costs (Non-GAAP)	$12,706	$15,796	$47,525	$47,848
Royalties, taxes and other	3,967	3,083	11,053	9,943
Total cash costs (Non-GAAP)	$16,673	$18,879	$58,578	$57,791
Asset retirement costs	13	12	38	35
Depletion, depreciation and amortization	3,518	3,404	10,158	10,173
Depletion, depreciation and amortization (in inventory)	(3)	186	(67)	311
Total production costs (Non-GAAP)	$20,201	$22,481	$68,707	$68,310
Change in product inventories	596	(558)	(2,700)	(115)
Add: Profit from by-products	2,766	2,520	8,469	8,269
Add: Profit from PGM Recycling	6,619	530	9,898	2,241
Total costs of revenues	$30,182	$24,973	$84,374	$78,705
PGM Recycling:
Reconciliation to costs of revenues:
PGM Recycling – depreciation	$285	$264	$804	$793
Cost of PGM Recycling	136,843	72,096	402,859	249,360
Total costs of revenues	$137,128	$72,360	$403,663	$250,153

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
The Company customarily enters into fixed forward sales and from time to time in the past has entered into financially settled forward sales transactions that may or may not be accounted for as cash-flow hedges primarily to mitigate the price risk in its PGM Recycling segment. Under these recycling fixed forward transactions, typically metals contained in the spent catalytic materials are sold forward at the time the materials are purchased and then are delivered against the fixed forward contracts when the finished ounces are recovered. The Company believes such fixed forward sales transactions qualify for the exception to hedge accounting treatment provided for in the accounting literature and so has elected to account for these transactions as normal purchases and normal sales. (Financially settled forward contracts are settled net for cash, and therefore they do not qualify for this accounting treatment.) Fixed forward sales commit the Company to deliver fixed quantities of metal on a stated date in the future; if the Company is unable to meet its delivery commitments, it would be required to purchase metal at the prevailing rate in the open market at a price which could differ from the price stipulated in the fixed forward sales arrangement.
Financially settled forward sales provide a mechanism to offset fluctuations in metal prices associated with future production in those circumstances where the Company elects to retain control of the final disposition of the metal. As of September 30, 2013 and 2012, the Company was not party to any financially settled forward agreements.
On occasion, the Company also has entered into financially settled forward sales contracts related to its PGM Recycling segment which are not accounted for as cash flow hedges. The realized and unrealized gains or losses on such transactions therefore are recognized in net income in each period.
INTEREST RATE RISK
At September 30, 2013, all of the Company’s outstanding long-term debt was subject to fixed rates of interest. Interest income on payments to the Company’s recycling suppliers is generally linked to short-term inter-bank rates. Undrawn letters of credit issued under the Company's revolving credit facility carry a fixed contractual rate of interest, although any cash drawings against the facility would be subject to a floating interest rate. There were no such drawings outstanding as of September 30, 2013 and 2012.
The Company’s convertible debentures and industrial revenue bonds do not contain financial covenants, and, other than in the case of the convertible debentures, change in control protection and investor make-whole provisions. The Company’s asset-backed revolving credit facility includes a single fixed-charge coverage covenant that only takes effect when less than 30% of the total borrowing capacity under the line remains available. Because there were no drawings and only $17.5 million of undrawn letters of credit issued under the revolving credit facility at September 30, 2013, the Company is not constrained by conventional financial covenants at this time. As a result of the issuance in 2012 of the $396.75 million of 1.75% convertible debentures, the Company has a higher level of indebtedness than it has historically carried, which may affect its ability to pay the principal of and interest on the notes and affect its creditworthiness.
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
The Company is exposed to a significant inflation rate in its holdings of Argentine pesos. In addition, during the third quarter of 2013, the Company recorded non-cash foreign currency transaction gain of $6.7 million related to the deferred tax liability recorded in association with the acquisition of Peregrine Metals Ltd. The gain was a result of the strengthening of the U.S. dollar in comparison with the Argentine peso. As the deferred tax obligation will be settled at a future date in pesos, changes in the relative currency values are recognized in the period within Foreign currency transaction gain, net on the Company's Consolidated Statements of Comprehensive (Loss) Income.

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
(b) Internal Control Over Financial Reporting.
In reviewing internal control over financial reporting at September 30, 2013, management determined that during the third quarter of 2013 there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following complaints were filed against the Company and/or its Board of Directors during the second quarter of 2013:
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
The Company strongly disagrees with the legal position taken by and allegations made by the plaintiff, and believes this lawsuit is without merit as the limitation in the 2004 Equity Incentive Plan derives from Section 162(m) of the Internal Revenue Code, which was not applicable to these awards. However, in order to avoid unnecessary legal expenses and the potential distraction of litigation (which in each case the members of the Company's Compensation Committee and Mr. McAllister believed would not be in the best interest of the Company's shareholders), on April 6, 2013, the Company's Compensation Committee and Mr. McAllister agreed to rescind each of such awards to the extent each award exceeded 250,000 shares. To that end (i) Mr. McAllister paid back to the Company 87,447 shares received in respect of his 2010 restricted stock unit award and (ii) Mr. McAllister's 2012 restricted stock unit award (with respect to service in 2011) was reduced by 17,512 restricted stock units. In addition, although not subject to the foregoing litigation, on April 9, 2013, the Compensation Committee and Mr. McAllister rescinded 82,000 shares in respect of his 2009 restricted stock unit award of 332,000, even though such shares were not subject to the foregoing litigation. Given the actions of the Company's Compensation Committee, it is the Company's position that this claim is moot. On June 12, 2013, the Company and the named directors filed a motion to dismiss this case. The parties have not settled but have agreed, subject to Court approval, to stipulate that the motion to dismiss be granted based on mootness and that the Court retain jurisdiction to decide the plaintiff's motion for an award of attorney's fees and costs. The parties have exchanged briefs and are waiting for a hearing date on the motion.
For further information regarding legal guarantees and indemnifications given by the Company to directors, officers, employees and other parties, see Note 20 “Commitments and Contingencies” in the Company’s audited consolidated financial statements as presented in the Company’s 2012 Annual Report on Form 10-K.
ITEM 1A
RISK FACTORS
The Company filed its Annual Report on Form 10-K for the year ended December 31, 2012, with the Securities and Exchange Commission on February 27, 2013, which sets forth certain Risk Factors associated with the Company in Item 1A therein.

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
Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the Securities and Exchange Commission. In accordance with the reporting requirements included in Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), the required mine safety results regarding certain mining safety and health matters for each of the Company’s mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 "Mine Safety Disclosures" of the Company's 2012 Annual Report on Form 10-K. In the third quarter of 2013, the Company received a total of 11 violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act. See Exhibit 95 “Mine Safety Disclosures” of this quarterly report for more information.
ITEM 6
EXHIBITS
See attached exhibit index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STILLWATER MINING COMPANY
(Registrant)

Date:	November 12, 2013
		By:	/s/ Terrell I. Ackerman
Terrell I. Ackerman
Interim Chief Executive Officer

Date:	November 12, 2013
		By:	/s/ Gregory A. Wing
Gregory A. Wing
Vice President and Chief Financial Officer

EXHIBITS

Number	Description

3.1
Restated Certificate of Incorporation of Stillwater Mining Company, dated October 23, 2003 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003, filed on October 27, 2003)

3.2
Amended and Restated By-Laws of Stillwater Mining Company, as amended, dated May 21, 2013 (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on May 22, 2013, and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification – Interim Chief Executive Officer, dated, November 12, 2013

31.2	Rule 13a-14(a)/15d-14(a) Certification – Vice President and Chief Financial Officer, dated, November 12, 2013

32.1	Section 1350 Certification, dated, November 12, 2013

32.2	Section 1350 Certification, dated, November 12, 2013

95.0	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document